Form 10-Q
period 2009-09-30
HECLA MINING CO/DE/
filed 2009-11-03
CIK 719413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐.     No ☒.

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding November 2, 2009
Common stock, par value $0.25 per share	238,315,396

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended September 30, 2009

I N D E X*

Page
PART I - Financial Information

Item 1 – Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - September 30, 2009 and December 31, 2008	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) - Three Months Ended and Nine Months Ended – September 30, 2009 and 2008	4

Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2009 and 2008	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	42

PART II

Item 1 - Legal Proceedings	43

Item 1A - Risk Factors	43

Item 6 - Exhibits	43

Signatures	44

Exhibits	45

*Items 2, 3, 4 and 5 of Part II are omitted as they are not applicable.

Item 1. Financial Statements

Part I - Financial Information

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share data)

	September 30, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$84,662	$36,470
Investments	2,717	—
Accounts receivable:
Trade	41,569	8,314
Other, net	639	1,100
Inventories	17,312	21,331
Current deferred income taxes	2,850	2,481
Other current assets	5,126	4,154
Total current assets	154,875	73,850
Non-current investments	2,483	3,118
Non-current restricted cash and investments	10,945	13,133
Properties, plants, equipment and mineral interests, net	829,073	852,113
Non-current deferred income taxes	35,702	36,071
Other non-current assets and deferred charges	5,201	10,506
Total assets	$1,038,279	$988,791

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$12,776	$21,850
Accrued payroll and related benefits	11,401	8,475
Accrued taxes	7,208	4,408
Short-term debt	38,337	40,000
Current portion of long-term debt and capital leases	1,569	8,018
Current portion of accrued reclamation and closure costs	4,941	2,227
Total current liabilities	76,232	84,978
Long-term debt and capital leases	3,675	113,649
Accrued reclamation and closure costs	118,491	119,120
Other noncurrent liabilities	13,471	21,587
Total liabilities	211,869	339,334
Commitments and contingencies (Notes 2, 6 and 11)

SHAREHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference 2009 — $8,443 and 2008 — $8,029	39	39
Mandatory convertible preferred stock, $0.25 par value, 2,012,500 shares issued and outstanding, liquidation preference 2009 — $214,330 and 2008 — $204,520	504	504
Common stock, $0.25 par value, 400,000,000 shares authorized; issued and outstanding 2009 — 236,493,675 shares and 2008 — 180,379,996 shares	59,148	45,115
Capital surplus	1,101,598	981,161
Accumulated deficit	(315,943)	(351,700)
Accumulated other comprehensive loss	(18,296)	(25,022)
Treasury stock, at cost; 81,375 common shares	(640)	(640)
Total shareholders’ equity	826,410	649,457
Total liabilities and shareholders’ equity	$1,038,279	$988,791

The accompanying notes are an integral part of the interim consolidated financial statements.

Part I - Financial Information (Continued)

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Sales of products	$95,181	$68,485	$224,512	$173,446

Cost of sales and other direct production costs	41,079	47,188	112,239	118,832
Depreciation, depletion and amortization	15,986	9,900	47,131	22,940
	57,065	57,088	159,370	141,772
Gross profit	38,116	11,397	65,142	31,674

Other operating expenses:
General and administrative	4,479	2,893	13,807	13,225
Exploration	2,737	5,454	5,001	18,365
Other operating expense	1,091	814	3,715	2,271
Gain on sale of properties, plants, equipment, and mineral interests	(6)	(506)	(6,234)	(506)
Termination of employee benefit plan	—	—	(8,950)	—
Provision for closed operations and environmental matters	510	896	2,416	2,386
	8,811	9,551	9,755	35,741
Income (loss) from operations	29,305	1,846	55,387	(4,067)

Other income (expense):
Gain on sale of investments	—	—	—	8,097
Loss on impairment of investments	—	—	(3,018)	—
Interest and other income	26	481	372	3,576
Debt-related fees	14	—	(5,725)	—
Interest expense, net of amount capitalized	(2,801)	(6,842)	(10,231)	(12,681)
	(2,761)	(6,361)	(18,602)	(1,008)

Income (loss) from continuing operations before income taxes	26,544	(4,515)	36,785	(5,075)
Income tax benefit (provision)	(598)	749	(1,028)	4,564

Income (loss) from continuing operations	25,946	(3,766)	35,757	(511)

Loss from discontinued operations, net of taxes	—	(15)	—	(17,395)
Gain (loss) on sale of discontinued operations, net of taxes	—	25	—	(11,347)

Net income (loss)	25,946	(3,756)	35,757	(29,253)
Preferred stock dividends	(3,408)	(3,408)	(10,225)	(10,225)

Income (loss) applicable to common shareholders	$22,538	$(7,164)	$25,532	$(39,478)

Comprehensive income (loss):
Net income (loss)	$25,946	$(3,756)	$35,757	$(29,253)
Reclassification of (gain) loss on sale or impairment of marketable securities included in net income (loss)	—	—	3,018	(8,115)
Change in derivative contract	941	192	1,565	267
Unrealized holding gains (losses) on investments	1,687	(6,110)	1,457	(2,752)

Comprehensive income (loss)	$28,574	$(9,674)	$41,797	$(39,853)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.10	$(0.05)	$0.12	$(0.08)
Loss from discontinued operations	$—	$—	$—	$(0.14)
Loss on sale of discontinued operations	$—	$—	$—	$(0.09)
Income (loss) per common share	$0.10	$(0.05)	$0.12	$(0.31)

Diluted income per common share:
Income (loss) from continuing operations	$0.09	$(0.05)	$0.11	$(0.08)
Loss from discontinued operations	$—	$—	$—	$(0.14)
Loss on sale of discontinued operations	$—	$—	$—	$(0.09)
Income (loss) per common share	$0.09	$(0.05)	$0.11	$(0.31)

Weighted average number of common shares outstanding - basic	236,379	136,148	220,523	128,882

Weighted average number of common shares outstanding - diluted	244,337	136,148	223,727	128,882

The accompanying notes are an integral part of the interim consolidated financial statements.

Part I - Financial Information (Continued)

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30, 2009	September 30, 2008
Operating activities:
Net income (loss)	$35,757	$(29,253)
Loss on discontinued operations, net of tax	—	28,742
Income (loss) from continuing operations	35,757	(511)

Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	47,324	23,579
Gain on sale of investments	—	(8,097)
Loss on impairment of investments	3,018	—
Gain on disposition of properties, plants and equipment	(6,234)	(506)
Provision for reclamation and closure costs	1,013	617
Stock compensation	2,312	3,748
Preferred shares issued for debt-related expenses	4,262	—
Deferred income taxes	—	(1,720)
Amortization of loan origination fees	3,622	3,127
Gain on termination of employee benefit plan	(8,950)	—
Loss on derivative contract	2,139	—
Other non-cash charges, net	966	646

Change in assets and liabilities:
Accounts receivable	(32,796)	10,650
Inventories	4,019	5,734
Reversal of purchase price allocation to product inventory	—	16,637
Other current and non-current assets	(1,604)	(2,551)
Accounts payable and accrued liabilities	(9,075)	(9,975)
Accrued payroll and related benefits	3,252	759
Accrued taxes	2,800	(740)
Other noncurrent liabilities	2,127	45
Accrued reclamation and closure costs and other non-current liabilities	(2,070)	(5,935)

Net cash used by discontinued operations	—	(12,488)

Cash provided by operating activities	51,882	23,019

Investing activities:
Additions to properties, plants, equipment and mineral interests	(17,337)	(54,045)
Purchase of 70.3% of Greens Creek, net of cash acquired	—	(688,091)
Proceeds from sale of investments	—	27,001
Proceeds from disposition of properties, plants and equipment	8,023	496
Decrease in restricted investments	3,487	22,437
Maturities of short-term investments and securities held for sale	—	4,036

Net cash provided by discontinued operations	—	21,159

Net cash used in investing activities	(5,827)	(667,007)

Financing activities:
Proceeds from issue of common stock, net of related costs	128,325	163,916
Dividends paid to preferred shareholders	—	(7,427)
Loan origination fees	—	(5,276)
Payments on interest rate swap	(2,220)	—
Borrowings on debt	—	380,000
Repayments of debt and capital leases	(123,968)	(181,233)

Net cash provided by financing activities	2,137	349,980

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	48,192	(294,008)
Cash and cash equivalents at beginning of period	36,470	373,123

Cash and cash equivalents at end of period	$84,662	$79,115

Significant non-cash investing and financing activities:
Stock issued for acquisition of properties	$—	$10,494
Capital leases acquired	$5,882	$—
Stock issued for acquisition of 70.3% of Greens Creek	$—	$53,384

The accompanying notes are an integral part of the interim consolidated financial statements.

Note 1.	Basis of Preparation of Financial Statements

          In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements and notes to unaudited interim condensed consolidated financial statements contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company and its consolidated subsidiaries (“we” or “our” or “us”). These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2008, as it may be amended from time to time.

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

Investments

          At September 30, 2009, the fair market value of our current investments was $2.7 million, with no current investments held at December 31, 2008. At September 30, 2009 and December 31, 2008, the fair market value of our non-current investments was $2.5 million and $3.1 million, respectively. Marketable equity securities are carried at fair market value, as they are classified as “available-for-sale”. The basis of our current investments, representing equity securities, was $22,000 at September 30, 2009. The basis of our non-current investments, representing equity securities, was approximately $2.5 million at September 30, 2009 and $5.5 million at December 31, 2008. Of the $2.5 million non-current investments balance at September 30, 2009, $1.4 million represents approximately 3.6 million shares of Rusoro stock transferred to us upon the sale of El Callao and Drake Bering (see Note 5 for information on the sale of our discontinued Venezuelan operations). During the second quarter of 2009, we recognized a $3.0 million loss on impairment of the Rusoro shares, as we determined the impairment to be other-than-temporary.

          At September 30, 2009, total unrealized gains of $2.7 million for current investments held having a net gain position, total unrealized gains of $0.5 million for non-current investments held having a net gain position, and total unrealized losses of $0.2 million for non-current investments held having a net loss position were included in accumulated other comprehensive income (loss).

Restricted Cash and Investments

          Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Restricted investments primarily represent investments in money market funds and certificates of deposit. These investments (which included current and non-current balances) are restricted primarily for reclamation funding or surety bonds and were $11.8 million at September 30, 2009, and $15.2 million at December 31, 2008.

          Our loan covenants required that we maintain an unencumbered cash balance of at least $8.7 million at September 30, 2009. There is no legal restriction on the funds, therefore, we did not classify them as restricted cash. See Note 11 for more information on our loan covenants.

Note 3.	Income Taxes

          For the three and nine months ended September 30, 2009, we recorded $0.6 million and $1.0 million income tax provisions, respectively, primarily the result of U.S. alternative minimum tax and foreign income tax and withholding tax expense. For the three months ended September 30, 2008, we recorded a $0.7 million income tax benefit, which was primarily the result of the reduction in 2008 tax expense due to third quarter losses. For the nine months ended September 30, 2008, we recorded a $1.6 million net tax benefit as a result of a reduction to the valuation allowance of $4.9 million in the first quarter of 2008, reduced by a $3.0 million provision arising from discontinued operations (see Note 5 for further discussion of discontinued operations), less a current provision of $0.3 million for alternative minimum tax, state income tax and foreign withholding taxes.

          We assessed our estimate for the realization of our net deferred tax assets as of September 30, 2009. A favorable increase in metal prices and improved operational performance of the company through September 30, 2009 resulted in realization of a previously unrecognized benefit of $5.2 million which is recognized through the effective tax rate for the year. The net deferred tax asset remains at $38.5 million at September 30, 2009.

          The acquisition of the remaining 70.3% of Greens Creek in the second quarter of 2008 was a taxable acquisition whereby the tax bases of the assets acquired and liabilities assumed equaled their book bases. No deferred taxes (other than for an adjustment to the existing valuation allowance discussed below) were recognized as a result of the acquisition. Subsequent to the acquisition date, deferred taxes related to acquired operations were recorded for differences in tax and book treatment on a prospective basis.

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

          The income tax provisions for the three and nine-month periods ended September 30, 2009 and 2008 vary from the amount that would have resulted from applying the statutory income tax rate to pre-tax income, primarily due to the effects of tax net operating loss carryfowards and the valuation allowance.

Note 4.	Inventories

          Inventories consist of the following (in thousands):

	September 30, 2009	December 31, 2008

Concentrates, doré, bullion, metals in transit and in-process inventories	$8,571	$12,874
Materials and supplies	8,741	8,457

	$17,312	$21,331

Note 5.	Discontinued Operations

          During the second quarter of 2008, we committed to a plan to sell all of the outstanding capital stock of El Callao Gold Mining Company (“El Callao”) and Drake-Bering Holdings B.V. (“Drake-Bering”), our wholly owned subsidiaries which together owned our business and operations in Venezuela, for $20 million in cash and 3,595,781 shares of Rusoro common stock. The transaction closed on July 8, 2008. The results of our Venezuelan operations have been reported in discontinued operations for all periods presented.

          The following table details selected financial information included in the loss from discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2008 (in thousands):

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Sales of products	$—	$23,855
Cost of sales and other direct production costs	—	(21,656)
Depreciation, depletion and amortization	—	(4,785)
Exploration expense	—	(1,167)
Other operating income (expense)	(15)	(44)
Provision for closed operations	—	(502)
Interest income	—	141
Foreign exchange loss	—	(13,308)
Interest expense	—	71
Income tax benefit (provision)	—	—

Loss from discontinued operations	$(15)	$(17,395)

Note 6.	Commitments and Contingencies

Bunker Hill Superfund Site

          In 1994, we, as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), entered into a Consent Decree with the U.S. Environmental Protection Agency (“EPA”) and the State of Idaho concerning environmental remediation obligations at the Bunker Hill Superfund site, a 21-square-mile site located near Kellogg, Idaho (the “Bunker Hill site”). The 1994 Consent Decree (the “Bunker Hill Decree” or “Decree”) settled our response-cost responsibility under CERCLA at the Bunker Hill site. Parties to the Decree included us, Sunshine Mining and Refining Company (“Sunshine”) and ASARCO Incorporated (“ASARCO”). Sunshine subsequently filed bankruptcy and settled all of its obligations under the Bunker Hill Decree.

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

          In late September 2008, we reached an agreement with ASARCO to allow our claim against ASARCO in ASARCO’s bankruptcy proceedings in the amount of approximately $3.3 million. Our claim included approximately $3.0 million in clean up costs incurred by us for ASARCO’s share of such costs under the cost sharing agreement with ASARCO related to the Bunker Hill Decree. The remaining $330,000 is litigation-related costs incurred by us for ASARCO’s share of expert fees in the Basin litigation. The agreement also provides that we and ASARCO release each other from any and all liability under the cost sharing agreement, the Bunker Hill Decree and the Basin CERCLA site (discussed below). The agreement is subject to ASARCO obtaining an order from the Federal District Court in Idaho modifying the existing Consent Decree for the Bunker Hill site. The mutual release of liability provision of the agreement is subject to final bankruptcy court approval of ASARCO’s separate settlement agreement with the United States which, among other things, set and allowed the United States’ claim against ASARCO for ASARCO’s Basin CERCLA liability. Depending on the resolution of ASARCO’s bankruptcy proceedings, we could receive a portion of or all of our $3.3 million allowed claim against ASARCO in the bankruptcy proceeding. Although the Bankruptcy Court has recently recommended approval of a plan of reorganization for ASARCO, due to challenges to the plan, and required approval by the Federal District Court in Texas, we are unable to predict the outcome and timing of ASARCO’s bankruptcy proceeding.

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

          The accrued liability balance at September 30, 2009 relating to the Bunker Hill site was $2.8 million. The liability balance represents our portion of the remaining remediation activities associated with the site, our estimated portion of a long-term institutional controls program required by the Bunker Hill Decree, and potential reimbursement to the EPA of costs allegedly incurred by the agency as described in a notice to us by the agency, less amounts we anticipate receiving based upon our claim in the ASARCO bankruptcy. We believe ASARCO’s remaining share of its future obligations will be paid through proceeds from an ASARCO trust created in 2003 for the purpose of funding certain of ASARCO’s environmental obligations, as well as distributions for State of Idaho and U.S. claims which have been allowed in the ASARCO bankruptcy proceedings. In the event we are not successful in collecting what is due us from the ASARCO trust or through the bankruptcy proceedings and the State of Idaho and U.S. do not receive distributions for their allowed claims in the bankruptcy proceedings, because the Bunker Hill Decree holds us jointly and severally liable, it is possible our liability balance for the remedial activity at the Bunker Hill site could be $17.9 million, the amount we currently estimate to complete the total remaining obligation under the Decree, as well as potential reimbursement to the EPA of costs allegedly incurred by the agency at the Bunker Hill site. There can be no assurance as to the ultimate disposition of litigation and environmental liability associated with the Bunker Hill Superfund site, and we believe it is possible that a combination of various events, as discussed above, or other events could be materially adverse to our financial results or financial condition.

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

          Two of the defendant mining companies, Coeur d’Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities under the litigation during 2001. We and ASARCO (which, as discussed above, filed for bankruptcy in August 2005) are the only defendants remaining in the United States’ litigation. Phase II of the trial was scheduled to commence in January 2006. As a result of ASARCO’s bankruptcy filing, the Idaho Federal Court vacated the January 2006 trial date. We anticipate the Court will schedule a status conference to address rescheduling the Phase II trial date sometime in early to mid-2010.

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

          In expert reports exchanged with the defendants in August and September 2004, the United States claimed to have incurred approximately $87.0 million for past environmental study, remediation and legal costs associated with the Basin for which it is alleging it is entitled to reimbursement in Phase II. In its claims filed in the ASARCO bankruptcy case, the U.S. increased this claim to $180 million. A portion of these costs is also included in the work to be done under the ROD. With respect to the United States’ past cost claims, as of September 30, 2009, we have determined a potential range of liability for this past response cost to be $5.6 million to $13.6 million, with no amount in the range being more likely than any other amount.

          Although the United States has previously issued its ROD proposing a clean-up plan totaling approximately $359.0 million and its past cost claim is $87.0 million, based upon the Court’s prior orders, including its September 2003 order and other factors and issues to be addressed by the Court in Phase II of the trial, we currently estimate the range of our potential liability for both past costs and remediation (but not natural resource damages as discussed above) in the Basin to be $65.6 million to $93.6 million (including the potential range of liabilities of $60.0 million to $80.0 million for Basin cleanup, and $5.6 million to $13.6 million for the United States’ past cost claims as discussed above), with no amount in the range being more likely than any other number at this time. We have accrued the minimum liability within this range, which at September 30, 2009, was $65.6 million. It is possible that our ability to estimate what, if any, additional liability we may have relating to the Basin may change in the future depending on a number of factors, including but not limited to information obtained or developed by us prior to Phase II of the trial and its outcome, and, any interim court determinations. There can be no assurance as to the outcome of the Coeur d’Alene River Basin environmental claims and we believe it is possible that a combination of various events, as discussed above, or other events could be materially adverse to our financial results or financial condition.

Insurance Coverage Litigation

          In 1991, we initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to us and our predecessors. We believe the insurance companies have a duty to defend and indemnify us under their policies of insurance for all liabilities and claims asserted against us by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Basin. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend us in the Tribe’s lawsuit. During 1995 and 1996, we entered into settlement agreements with a number of the insurance carriers named in the litigation. Prior to 2009, we have received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against us are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing us with a partial defense in all Basin environmental litigation. As of September 30, 2009, we have not recorded a receivable or reduced our accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

Mexico Litigation

          In Mexico, our wholly owned subsidiary, Minera Hecla, S.A de C.V., has been involved in two cases in the State of Durango, Mexico, concerning title to the Velardeña mill. The Velardeña mill, which processed ore from our now closed San Sebastian mine, was placed on care and maintenance upon closure of the mine. In January 2009, we began negotiations to sell the mill to the claimant in the Mexico litigation. We reached an agreement to sell the mill and resolve the claims in the litigation and the transaction closed in March 2009 (see Note 15 for more information). As part of the Asset Purchase Agreement, the parties agreed to work cooperatively under the applicable procedures of Mexican law to dismiss the litigation between the parties. As of September 30, 2009, the trial court rulings have been dismissed, and the litigation is concluded.

BNSF Railway Company Claim

          In early November 2008, legal counsel for the BNSF Railway Company (“BNSF”) submitted a contribution claim under CERCLA against us for approximately $52,000 in past costs BNSF incurred in investigation of environmental conditions at the Wallace Yard near Wallace, Idaho. BNSF asserts that a portion of the Wallace Yard site includes the historic Hercules Mill owned and operated by Hercules Mining Company and that Hecla Limited is a successor to Hercules Mining Company. BNSF proposes that we reimburse them for the $52,000 in past costs and agree to pay all future clean up for the Hercules mill portion of the site, estimated to be $291,000, and 12.5% of any other site costs that cannot be apportioned. We requested and received additional information from BNSF and are investigating the claim, but do not believe that the outcome of this claim will have a material adverse effect on our results from operations or financial position. We have not recorded a liability relating to the claim as of September 30, 2009.

Rio Grande Silver Guaranty

          On February 21, 2008, our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), entered into an agreement with Emerald Mining & Leasing, LLC (“EML”) and Golden 8 Mining, LLC (“G8”) to acquire the right to earn-in to a 70% interest in the San Juan Silver Joint Venture, which holds a land package in the Creede Mining District of Colorado. On October 24, 2008, Rio entered into an amendment to the agreement which delays the incurrence of qualifying expenses to be paid by Rio pursuant to the original agreement. In connection with the amended agreement, we are required to guarantee certain environmental remediation-related obligations of EML and G8 to Homestake Mining Company of California (“Homestake”) up to a maximum liability to us of $2.5 million. As of September 30, 2009, we have not been required to make any payments pursuant to the guaranty. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML and G8 fail to meet their obligations to Homestake (which has since been acquired by Barrick). However, to the extent that any payments are made by us under the guaranty, EML and G8, in addition to other parties named in the amended agreement, have jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guaranty as of September 30, 2009.

Lucky Friday Water Permit Exceedances

          In late 2008 and during 2009, we experienced a number of water permit exceedances for water discharges at our Lucky Friday unit. In April 2009, we entered into a Consent Agreement and Final Order (“CAFO”) and a Compliance Order with the EPA, which included an extended compliance timeline. In connection with the CAFO, we agreed to pay an administrative penalty to the EPA of $177,500 to settle any liability for such exceedances. We are undertaking efforts that we believe will be successful in bringing our water discharges at the Lucky Friday unit into compliance with the permit, but cannot provide assurances that we will be able to fully comply with the permit limits, particularly in the near future.

Other Commitments

          Our contractual obligations as of September 30, 2009 included approximately $0.5 million for various capital projects at the Greens Creek and Lucky Friday units, and approximately $11.6 million for commitments relating to non-capital items at Greens Creek. In addition, our commitments relating to open purchase orders at September 30, 2009 included approximately $0.1 million and $0.2 million, respectively, for various capital items at the Greens Creek and Lucky Friday units, and approximately $0.3 million and $0.2 million, respectively, for various non-capital costs. We also have total commitments of approximately $5.5 million relating to scheduled payments on capital leases for equipment at our Greens Creek and Lucky Friday units (see Note 11 for more information).

          We periodically use derivative financial instruments to manage certain interest rate and other financial risks. In May 2008, we entered into an interest rate swap agreement that had the economic effect of modifying the LIBOR-based variable interest obligations associated with our term debt facility. However, in October 2009 we paid-off the remaining balance on our term debt facility and settled our remaining obligation under the swap agreement. See Note 13 for more information on our interest rate swap.

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

          We are authorized to issue 400,000,000 shares of common stock, $0.25 par value per share, of which 236,575,050 shares were issued at September 30, 2009.

          The following table reconciles weighted average common shares used in the computations of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2009 and 2008 (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator
Income (loss) from continuing operations	$25,946	$(3,766)	$35,757	$(511)
Preferred stock dividends	(3,408)	(3,408)	(10,225)	(10,225)
Income (loss) from continuing operations applicable to common shares	22,538	(7,174)	25,532	(10,736)
Loss on discontinued operations, net of tax	—	(15)	—	(17,395)
Gain (loss) on sale of discontinued operations, net of tax	—	25	—	(11,347)
Net income (loss) applicable to common shares for basic and diluted earnings per share	$22,538	$(7,164)	$25,532	$(39,478)

Denominator
Basic weighted average common shares	236,379	136,148	220,523	128,882
Dilutive stock options and restricted stock	7,958	—	3,204	—
Diluted weighted average common shares	244,337	136,148	223,727	128,882

Basic earnings per common share
Income (loss) from continuing operations	$0.10	$(0.05)	$0.12	$(0.08)
Loss from discontinued operations	—	—	—	(0.14)
Loss on sale of discontinued operations	—	—	—	(0.09)
Net income (loss) applicable to common shares	$0.10	$(0.05)	$0.12	$(0.31)

Diluted earnings per common share
Income (loss) from continuing operations	$0.09	$(0.05)	$0.11	$(0.08)
Loss from discontinued operations	—	—	—	(0.14)
Loss on sale of discontinued operations	—	—	—	(0.09)
Net (loss) income applicable to common shares	$0.09	$(0.05)	$0.11	$(0.31)

          Diluted income per share for the three and nine months ended September 30, 2009 and 2008 exclude the potential effects of outstanding shares of our convertible preferred stock, as their conversion and exercise would have no effect on the calculation of dilutive shares.

          Options to purchase 1,713,925 shares of our common stock and warrants to purchase 12,173,913 shares of our common stock were not included in the computation of diluted earnings per share in the three- and nine-month periods ended September 30, 2009, as the exercise price of the options and warrants exceeded the average price of our stock during the periods and therefore would not affect the calculation of earnings per share. Options to purchase 1,542,060 shares of our common stock and 132,028 restricted share unit awards were not included in the computation of diluted earnings per share in the three- and nine-month periods ended September 30, 2008, as our reported net losses for those periods would cause their conversion and exercise to have no effect on the calculation of earnings per share.

Note 8.	Business Segments

          We are currently organized and managed by two segments, which represent our operating units: the Greens Creek unit and the Lucky Friday unit.

          Prior to the first quarter of 2009, we reported an additional segment, the San Sebastian unit, for our various properties and exploration activities in Mexico. However, as a result of a recent work force reduction and a decrease in exploration activity there resulting from a company-wide cash conservation effort, and our ownership of 100% of Greens Creek (discussed further below), we have determined that the San Sebastian unit no longer meets the criteria for disclosure as a reportable segment as of and for the three- and nine-month periods ended September 30, 2009. The corresponding information for all periods presented has been restated.

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

          The following tables present information about reportable segments for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales from continuing operations to unaffiliated customers:
Greens Creek	$71,670	$53,894	$167,240	$118,211
Lucky Friday	23,511	14,591	57,272	55,235

	$95,181	$68,485	$224,512	$173,446

Income (loss) from operations:
Greens Creek	$27,391	$6,364	$55,250	$8,663
Lucky Friday	9,333	3,161	16,662	17,881
Other	(7,419)	(7,679)	(16,525)	(30,611)

	$29,305	$1,846	$55,387	$(4,067)

          The following table presents identifiable assets by reportable segment as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Identifiable assets:
Greens Creek	$789,569	$800,030
Lucky Friday	117,566	103,748
Other	131,144	85,013

	$1,038,279	$988,791

Note 9.	Employee Benefit Plans

          We sponsor defined benefit pension plans covering most U.S. employees. Net periodic pension cost (income) for the plans consisted of the following for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Service cost	$568	$493	$4	$350
Interest cost	915	917	13	135
Expected return on plan assets	(1,168)	(1,587)	—	—
Amortization of prior service cost	151	136	(1)	165
Amortization of net gain	307	5	(10)	—
Net periodic benefit cost (income)	$773	$(36)	$6	$650

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Service cost	$1,702	$1,194	$11	$618
Interest cost	2,746	2,724	41	272
Expected return on plan assets	(3,505)	(4,822)	—	—
Amortization of prior service cost	452	380	(2)	289
Amortization of net (gain) loss	924	(25)	(32)	(25)
Net periodic benefit cost (income)	$2,319	$(549)	$18	$1,154

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

          Share-based compensation expense for stock option and restricted stock unit grants recorded in the first nine months of 2009 totaled $2.3 million, compared to $3.7 million in the same period last year.

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

	Shares	Value
Common Stock	36,800,000	$56,135
Series 3 warrants to purchase Common Stock	18,400,000	14,816
Total		$70,951

          The following table summarizes certain information about our stock purchase warrants at September 30, 2009:

	Warrants	Exercise Price	Value at Issuance Date (in thousands)	Expiration/ Exercise Date
Warrants Issued:
Series 1 warrants to purchase Common Stock	7,682,927	$2.45	$5,335	June 2014
Series 1 warrants to purchase Common Stock	460,976	2.56	—	June 2014
Series 2 warrants to purchase Common Stock	7,682,927	2.35	620	February 2009
Series 3 warrants to purchase Common Stock	18,400,000	2.50	14,816	August 2014
Series 4 warrants to purchase Common Stock	12,173,913	3.68	14,168	May 2010
Total Warrants Issued	46,400,743		34,939

Warrants Exercised:
Series 3 warrants to purchase Common Stock	(15,000)	2.50	(12)	September 2009

Warrants Expired:

Series 2 warrants to purchase Common Stock	(7,682,927)	2.35	(620)	February 2009
Total Warrants Outstanding and Exercisable	38,702,816		$34,307

12% Convertible Preferred Stock

          In connection with the Fourth Amendment of our credit agreement in February 2009, we established a new series of 12% Convertible Preferred Stock. Pursuant to the amended and restated credit agreement, 42,621 shares of the 12% Convertible Preferred Stock were issued to the lenders in February 2009 and valued at $4.3 million at the time of issuance. In addition, we agreed to issue to the lenders an aggregate amount of 12% Convertible Preferred Stock equal to 3.75% of the aggregate principal amount of the term facility outstanding on each subsequent July 1st and January 1st that the term loan is outstanding until the term facility is paid in full. However, we entered into a Fifth Amendment of our credit agreement in June 2009 which waived, through September 15, 2009, the 3.75% semiannual fee to be paid in the 12% Convertible Preferred Stock. The fee waiver was extended in September 2009 for an additional month, until October 15, 2009, and we repaid the remaining outstanding principal balance on the credit facility on October 14, 2009. See Note 11 for more information on our credit facilities.

          The terms of our 12% Convertible Preferred Stock require that we redeem all outstanding shares of stock on the five-year anniversary of its issuance date at a price equal to the sum of the liquidation preference and all accumulated and unpaid dividends. We have therefore classified the preferred stock as a non-current liability on our balance sheet, including the accrual of interest expense for dividends in arrears on the shares. The liability balance was $3.1 million as of September 30, 2009.

          In July of 2009, certain holders of 12% Convertible Preferred Stock converted 13,700 shares of their preferred stock into 828,326 shares of common stock pursuant to the Certificate of Designations of the 12% Convertible Preferred Stock. In October of 2009, the holders of the 12% Convertible Preferred Stock converted their remaining 28,921 preferred shares into 1,801,171 shares of common stock pursuant to the Certificate of Designations, and there are no longer any shares of 12% Convertible Preferred Stock outstanding. See Note 17 for more information.

Note 11.	Debt and Capital Leases

          Debt and capital lease obligations consist of the following:

	September 30, 2009	December 31 2008
Long-term debt	$—	$121,667
Short-term debt	38,337	40,000
Capital lease obligations	5,244	—

Total debt and capital lease obligations	43,581	161,667
Less: Current maturities	(39,906)	(48,018)

Non-current portion of long-term debt and capital lease obligations	$3,675	$113,649

          The annual maturities of all long-term debt and capital lease commitments are:

Twelve-month period ending September 30,	Long-term debt	Capital Leases
2010	$38,337	$1,569
2011	—	1,595
2012	—	2,080

Total	$38,337	$5,244

Credit Facilities

          On April 16, 2008, our existing revolving credit agreement was amended and restated in connection with our acquisition of the companies owning 70.3% of the joint venture operating the Greens Creek mine. The amended and restated agreement involved a $380 million facility, consisting of a $140 million three-year term facility originally maturing on March 31, 2011, which was fully drawn upon closing of the Greens Creek transaction, and a $240 million bridge facility, which originally was scheduled to mature in October 2008. We utilized $220 million from the bridge facility at the time of closing the Greens Creek transaction, and used the remaining $20 million balance for general corporate purposes in September 2008.

          The first term facility principal payment of $18.3 was paid on September 30, 2008. We applied $162.9 million in proceeds from the public offering of 34.4 million shares of our common stock against the bridge loan principal balance during the third quarter of 2008. On October 16, 2008, we repaid an additional $37.1 million of the bridge facility balance and reached an agreement with our bank syndicate to extend the remaining $40 million outstanding bridge facility balance until February 16, 2009. In December 2008, we reached an agreement with the bank syndicate to move the $18.3 million term facility principal payment originally scheduled for December 31, 2008 to February 13, 2009, and repayment of the $40 million bridge facility balance was due on February 13, 2009 as a result of the amendment. On February 3, 2009, we again amended the terms of the credit agreement to defer all scheduled term facility principal payments due in 2009, totaling $66.7 million, to 2010 and 2011.

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

          On June 29, 2009, we made an $18.2 million prepayment of our term facility principal balance under an additional amendment to our credit facility under which principal payments of $15 million were to be made on March 31 and June 30, 2010, with a final payment of $8.3 million due on September 30, 2010. As a result, the $38.3 million outstanding term facility balance as of September 30, 2009 was classified as current. However, we repaid the remaining $38.3 million term facility balance on October 14, 2009 (see Note 17 for more information).

          The December 2008 amendment to the credit agreement to defer the $18.3 million principal payment discussed above also resulted in a change to the interest rate on the term facility from an applicable margin of 2.25% and 3.00% over the London InterBank Offered Rate (LIBOR) to an applicable margin of 6% over LIBOR, or an alternative base rate plus an applicable margin of 5.00%. However, we entered into an interest rate swap agreement to manage the effects of interest rate volatility on the term facility (see Note 13). The $38.3 million term facility balance outstanding at September 30, 2009 was subject to the interest rate swap and had an interest rate of 9.38% at September 30, 2009. The interest rate applicable margins did not change as a result of the February 3 and June 29, 2009 amendments to the agreement. During the first nine months of 2009, we incurred interest expense totaling $10.8 million for the term facility, including amortization of loan origination fees and net expense incurred for the interest rate swap. The bridge facility had an interest rate of either LIBOR plus 6.00% or an alternative base rate plus 5.00%. During the first quarter of 2009, we incurred interest expense totaling $2.3 million, including amortization of loan origination fees, for the bridge facility prior to our repayment of the outstanding balance in February 2009. Total interest expense incurred for our credit facilities for the first nine months of 2009 included $3.6 million for the amortization of loan origination fees and net expense of $2.6 million related to interest rate swap adjustments.

          The February 3, 2009 amendment to the credit agreement also required us to pay an additional fee to our lenders upon effectiveness of the amendment, and on each subsequent July 1st and January 1st, by issuing to the lenders an aggregate amount of a new Series of 12% Convertible Preferred Stock (discussed further in Note 10) equal to 3.75% of the aggregate principal amount of the term facility outstanding on February 10, 2009 and on each July 1st and January 1st thereafter until the term facility is paid off in full. Pursuant to this requirement, 42,621 shares of 12% Convertible Preferred Stock valued at $4.3 million were issued to the lenders in February 2009. However, the June 2009 amendment to our credit agreement waived, through September 15, 2009, the 3.75% semiannual fee paid in 12% Convertible Preferred Stock. The fee waiver was extended for an additional month in September 2009, until October 15, 2009, and we repaid the remaining outstanding balance on the term facility on October 14, 2009. In July 2009, 13,700 of the 12% Convertible Preferred Shares were converted to common stock, with the remaining 28,921 shares converted in October 2009.

          $0.7 million in interest expense incurred on our credit facilities was capitalized and $2.5 million was recorded to expense during the three months ended September 30, 2009. $1.9 million in interest expense incurred was capitalized and $9.6 million was recorded to expense during the nine months ended September 30, 2009.

          The credit agreement included various covenants and information and reporting requirements. The covenants included the requirement that our aggregate capital expenditures and exploration costs not exceed $75 million from January 15, 2009 through January 15, 2010. In addition, the covenants included a requirement to achieve a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) level of approximately $8.0 million for the period January 1 through September 30, 2009. The covenants also required us to maintain a minimum level of unencumbered cash and equivalents of $8.7 million as of September 30, 2009. We were in compliance with our covenants and other requirements related to the amended and restated credit agreement as of September 30, 2009.

          On October 14, 2009, we entered into a $60 million revolving credit agreement. See Note 17. Subsequent Events for more information.

Capital Leases

          We entered into two 36-month lease agreements in January 2009 for equipment at our Greens Creek and Lucky Friday units, which we have determined to be capital leases. As of September 30, 2009, we recorded $5.9 million for the gross amount of assets acquired under the capital leases, net of $0.7 million in accumulated depreciation, in Properties, plants, equipment and mineral interests. We recorded a total liability balance of $5.2 million at September 30, 2009 relating to the lease obligations, with $1.5 million of the liability classified as current and included in Current portion of long-term debt and capital leases and the remaining $3.7 million included in Long-term debt and capital leases. The total obligation for future minimum future lease payments was $5.5 million at September 30, 2009, with $0.3 million attributed to interest.

Note 12.	Developments in Accounting Pronouncements

          In August 2009, Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, was issued to provide guidance on how to measure the fair value of liabilities when observable market information is not available. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

          In December 2008, FASB Financial Staff Position (“FSP”) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (ASC 715), was issued to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. This guidance is effective for fiscal years ending after December 15, 2009. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

          In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”) (ASC 860), which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. The guidance is effective for fiscal years beginning after November 15, 2009. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

          In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) (ASC 810), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, and also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The guidance is effective for fiscal years beginning after November 15, 2009. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Note 13.	Derivative Instruments

          At times, we use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in the market. These instruments do, however, expose us to other risks, including the amount by which the contract price exceeds the spot price of a commodity, and nonperformance by the counterparties to these agreements. At September 30, 2009, we had no outstanding forward sales contracts, commodity put and call options contracts or other commodity hedging positions.

          We periodically use derivative financial instruments to manage interest rate risk. In May 2008, we entered into an interest rate swap agreement that had the economic effect of modifying the LIBOR-based variable interest obligations associated with our term facility. As a result, the interest payable related to the $38.3 million term facility balance at September 30, 2009 was effectively fixed at a rate of 9.38% until the scheduled maturity on September 30, 2010 per the amended and restated credit facility. See Note 1 – Q. Risk Management Contracts in our annual report filed on Form 10-K for the year ended December 31, 2008 for more information. Hedge accounting was applied for this swap and the terms of the interest rate swap agreement including the notional amounts, interest rate reset dates, and maturity dates matched the terms of the hedged note to which the swap agreement pertains. At inception and on an ongoing basis, we performed an effectiveness test using the hypothetical derivative method, and the swap was determined to be highly effective at offsetting changes in the fair value of the hedged note. The fair value of the swap was calculated using the discounted cash flow method based on market observable inputs. On October 14, 2009, we repaid the remaining $38.3 million term facility balance (see Note 17 for more information). As a result, we determined hedge accounting for the swap to be inappropriate as of September 30, 2009, and wrote-off the remaining $0.8 million accumulated unrealized loss and recorded a $38,000 mark-to-market adjustment for the fair value of the swap through interest expense in the third quarter of 2009. We paid $0.7 million in October 2009 to settle the remaining fair value liability associated with the swap as of September 30, 2009. See Note 11 of Notes to Condensed Consolidated Financial Statements for more information on our credit facilities.

          On February 3, 2009, we reached an agreement to amend the terms of our credit facilities to defer all scheduled term facility principal payments due in 2009, totaling $66.7 million, to 2010 and 2011. On June 8, 2009, we repaid $57.1 million of the outstanding term credit facility balance using proceeds from a private placement equity offering (see Note 10 for more information), and on June 29, 2009, we repaid an additional $18.2 million of the outstanding term facility balance as a part of another amendment to our term credit facility (see Note 11). As a result of these credit facility amendments and repayments, the hedging relationship was de-designated and a new hedging relationship was re-designated in each case. A final retrospective hedge effectiveness assessment was performed on the prior hedging relationships at the date of each de-designation, and only the May 5, 2008 hedging relationship was determined to be ineffective for the first quarter ended March 31, 2009. Consequently, the change in fair value of the swap of $0.1 million between December 31, 2008 and February 3, 2009 was recorded as a gain on the income statement. The amount of unrealized loss included in accumulated other comprehensive income relating to the prior hedge was recognized in the income statement in the third quarter of 2009, as the remaining term facility balance was repaid in October 2009.

Note 14.	Fair Value Measurement

          Effective January 1, 2008, for our financial assets and liabilities, and January 1, 2009, for our non-financial assets and liabilities, disclosure requirements have been expanded to include the following information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

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

          The table below sets forth our assets and liabilities (in thousands) measured at fair value on a recurring and non-recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	Balance at September 30, 2009	Balance at December 31, 2008	Input Hierarchy Level
Recurring fair value measurements:
Assets:
Cash and cash equivalents	$84,662	$36,470	Level 1
Investments	2,717	—
Trade accounts receivable	41,569	8,314	Level 2
Other current assets - current restricted cash	808	2,107	Level 1
Non-current investments	2,483	3,118	Level 1
Non-current restricted cash	10,945	13,133	Level 1

Liabilities:
Other non-current liabilities – interest rate swap	707	2,481	Level 2

Nonrecurring fair value measurements:
Liabilities:
Accrued reclamation and closure costs – asset retirement obligations	35,794	32,004	Level 3

          The accounting guidance pertaining to asset retirement obligations requires us to record a liability for the present value of our estimated environmental remediation costs, and the related asset created with it, in the period in which the liability is incurred. The liability is accreted over the estimated duration of the remediation plan, and the asset is depreciated over the life of the related asset. Adjustments to the liability for changes resulting from the passage of time (accretion) are recorded to cost of sales and other direct production costs. Our asset retirement obligations fall within Level 3 of the fair value hierarchy because the estimates of environmental remediation costs developed by management involve unobservable inputs. During the third quarter of 2009 we recorded the fair value measurement for a new asset retirement obligation layer resulting from an update to the reclamation plan for the Greens Creek mine. The fair value measurement resulted in a $4.1 million increase to the liability for asset retirement obligations and an increase to property, plants, equipment and mineral interests for the same amount, with no gain or loss. See Note 16 for a reconciliation of the change in our asset retirement obligations during the nine-month period ended September 30, 2009.

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

          The following is a reconciliation at September 30, 2009 and December 31, 2008, of the total liability for asset retirement obligations, which are a part of our $123.4 million and $121.3 million accrued reclamation and closure costs, respectively (in thousands):

	2009	2008
Balance, January 1	$32,004	$11,579
Changes in obligations due to acquisition of 70.3% of Greens Creek	—	12,145
Changes in obligations due to disposition of assets	(957)	(4,474)
Changes in obligation due to changes in reclamation plans	4,099	13,114
Accretion expense	1,013	475
Payment of reclamation	(365)	(835)
Balance, end of period	$35,794	$32,004

          The $957,000 change in obligations due to disposition of assets in 2009 resulted from the sale of the Velardeña mill at our San Sebastian unit in Mexico and was recorded to Gain on disposition of properties, plants, equipment and mineral interests on our Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited). See Note 15 for more information on the sale. The 2008 change in obligations due to disposition of assets of $4.5 million is related to the sale of our discontinued Venezuelan operations, which is further discussed in Note 5.

Note 17. Subsequent Events

          We have evaluated all events subsequent to the balance sheet date of September 30, 2009 through the date of filing this Form 10-Q with the SEC on November 3, 2009. We have determined that except as set forth below, there are no subsequent events that require recognition or disclosure in these financial statements.

Term Credit Facility Repayment

          On October 14, 2009, we repaid the $38.3 million remaining principal balance on our term credit facility with available cash resources. Prior to the repayment we were scheduled to make payments of $15 million on March 31 and June 30, 2010 with a final payment of $8.3 million due on September 30, 2010. See Note 11 for more information on our credit facilities.

Revolving Credit Agreement

          On October 14, 2009, we entered into a $60 million senior secured revolving credit agreement for a three-year term. The facility is secured by our Greens Creek assets, including the common shares owned by us in the wholly-owned subsidiaries that hold the equity interest in the joint venture that owns the Greens Creek mine. Amounts borrowed under the credit agreement are available for general corporate purposes. The interest rate on outstanding loans under the agreement is 6.0% above the one-year LIBOR or an alternative base rate plus an applicable margin of 5.0%. We are required to pay a standby fee of 2.4% per annum on undrawn amounts under the revolving credit agreement. The credit agreement includes various covenants and other limitations related to our various financial ratios and indebtedness and investments, as well as other information and reporting requirements, including the following limitations:

•	Leverage ratio (calculated as total debt divided by EBITDA) of not more than 3.0:1.
•	Interest coverage ratio (calculated as EBITDA divided by interest expense) of not less than 3.0:1.
•	Current ratio (calculated as current assets divided by current liabilities) of not less than 1.10:1.
•	Tangible net worth of greater than $500 million.

          We have not drawn funds on the revolving credit facility as of the filing date of this Form 10-Q.

Conversion of 12% Convertible Preferred Stock

          As a part of the credit agreement entered into on October 14, 2009 (discussed above), the Lenders elected to convert all of their shares of 12% Convertible Preferred Stock into shares of our common stock, effective as of October 14, 2009. As part of this conversion, Calder & Co., a nominee of Scotia Bank, converted 19,788 shares of 12% Convertible Preferred Stock into 1,232,374 shares of our common stock, and ING converted 9,133 shares of 12% Convertible Preferred Stock into 568,797 shares of our common stock. The common stock issued to Calder and ING under the conversions included shares issuable upon conversion for accrued but unpaid dividends. As a result of the conversion, the $3.1 million included in non-current liabilities as of September 30, 2009 associated with the 12% Convertible Preferred Stock will be eliminated with an offsetting increase to common stock and capital surplus recorded in the fourth quarter of 2009. See Note 10 for more information on our 12% Convertible preferred Stock.

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

Overview

          Hecla Mining Company has provided precious and base metals to the U.S. market and worldwide since its incorporation in 1891. We discover, acquire, develop, produce, and market silver, gold, lead and zinc. In doing so, we intend to manage our business activities in a safe, environmentally responsible and cost-effective manner.

          We produce both metal concentrates, which we sell to custom smelters, and unrefined gold and silver bullion bars, which may be sold as doré or further refined before sale to precious metals traders. We are organized and managed into two segments that encompass our operating units and significant exploration interests:

•	The Greens Creek unit; and
•	The Lucky Friday unit.

          Prior to the first quarter of 2009, we reported an additional segment, the San Sebastian unit, for our various properties and exploration activities in Mexico. However, as a result of a work force reduction in the first quarter of 2009 and a decrease in exploration activity there resulting from a company-wide cash conservation effort, and our ownership of 100% of Greens Creek (discussed further below), we have determined that the San Sebastian unit no longer meets the criteria as a reportable segment as of and for the three- and nine- month periods ended September 30, 2009. The corresponding information for all periods presented has been restated.

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

          Metals prices represent one of our greatest opportunities, and risks, as well as the basis for some of our most significant estimates. In the first nine months of 2009, the average prices of silver, zinc and lead all were lower than their levels from the same period last year, with average prices for gold being higher in the 2009 period. However, our average realized prices for silver, gold, zinc and lead were all higher in the third quarter of 2009 compared to the same 2008 period, and prices for all four metals improved during the first nine months of 2009 from their levels at December 31, 2008.

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
•

maintaining and investing in exploration projects in the vicinities of four mining districts we believe to be under-explored and under-invested: North Idaho’s Silver Valley in the historic Coeur d’Alene Mining District; the prolific silver-producing district near Durango, Mexico; at our Greens Creek unit on Alaska’s Admiralty Island located offshore of Juneau; and the Creede district of Southwestern Colorado; and

•

continuing to seek opportunities to acquire and invest in mining properties and companies; and seeking opportunities for growth both internally and through acquisitions (see the Results of Operations and Financial Liquidity and Capital Resources sections below).

          Our estimate for 2009 silver production is between 10.5 and 11 million ounces.

Results of Operations

          For the third quarter and first nine months of 2009, we recorded income applicable to common shareholders of $22.5 million and $25.5 million ($0.10 and $0.12 per common share), respectively, compared to losses applicable to common shareholders of $7.2 million and $39.5 million ($0.05 and $0.31 per common share), respectively, during the same periods in 2008. The following factors resulted in the improved results for the third quarter and first nine months of 2009, compared to the same periods in 2008:

•

Increased gross profit at our Greens Creek unit by $20.5 million and $36.2 million for the third quarter and first nine months of 2009, respectively, compared to the same 2008 periods (see the Greens Creek Segment section below for further discussion of these variances).

•

Higher gross profit at our Lucky Friday unit for the third quarter of 2009 (although lower for the nine-month period as discussed below) by $6.3 million compared to the same period in 2008 (see the Lucky Friday Segment section below for more information).

•

A decrease in the loss from discontinued operations at the La Camorra unit from $17.4 million for the first nine months of 2008. There was no such comparable loss reported in the same 2009 period as we completed the sale of our discontinued Venezuelan operations in July 2008 (see the Discontinued Operations – La Camorra Unit section below).

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
•

Decreased exploration expense of $2.7 million and $13.4 million in the third quarter and first nine months of 2009, respectively, compared to the same 2008 periods as a result of an overall cash conservation effort.

•

Lower interest expense, net of interest capitalized, during the third quarter and first nine months of 2009 by $4.0 million and $2.5 million, respectively, compared to the same 2008 periods due to repayments of debt incurred for the acquisition of the remaining 70.3% ownership interest in Greens Creek (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

•

Higher realized metals prices for all four metals produced at our operations during the third quarter of 2009 compared to the same period in 2008. However, realized prices and average market prices for silver, zinc and lead were lower in the first nine months of 2009 compared to the same period last year, as discussed below.

          The factors discussed above were partially offset by the following other significant items affecting the comparison of our operating results for the third quarter and first nine months of 2009 compared to the results for the same periods in 2008:

•

Decreased realized prices and average market prices for silver, zinc and lead produced at our operations, partially offset by higher gold prices, for the nine-month period ended September 30, 2009 compared to the same 2008 period. However, our realized prices for all four metals were higher in the third quarter of 2009 compared to the same period in 2008. The following table compares our realized prices and the average market prices for the three- and nine-month periods ended September 30, 2009 and 2008:

		Three months ended September 30,		Nine months ended September 30,
		2009	2008	2009	2008
Silver –	London PM Fix ($/ounce)	$14.70	$15.03	$13.68	$16.63
	Realized price per ounce	$16.33	$12.30	$14.93	$15.93
Gold –	London PM Fix ($/ounce)	$960	$870	$930	$897
	Realized price per ounce	$999	$848	$970	$901
Lead –	LME Final Cash Buyer ($/pound)	$0.87	$0.87	$0.69	$1.08
	Realized price per pound	$1.02	$0.87	$0.82	$1.00
Zinc –	LME Final Cash Buyer ($/pound)	$0.80	$0.80	$0.67	$0.95
	Realized price per pound	$0.95	$0.73	$0.78	$0.84

•	Sale of our 8.2 million shares of Great Basin Gold stock in the second quarter of 2008 resulting in an $8.1 million gain.
•

$5.7 million in debt-related fees recognized during the first nine months of 2009, including $4.3 million for preferred shares issued pursuant to our amended and restated credit agreement and $1.4 million for professional fees incurred related to compliance with our amended and restated credit agreement (see Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

•	Decreased gross profit at our Lucky Friday unit by $2.8 million for the first nine months of 2009 compared to the same 2008 period (see the Lucky Friday Segment section below).

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Sales	$71,670	$53,894	$167,240	$118,211
Cost of sales and other direct production costs	(29,750)	(37,291)	(79,789)	(87,425)
Depreciation, depletion and amortization	(13,435)	(8,572)	(39,792)	(19,349)
Gross profit	$28,485	$8,031	$47,659	$11,437

Tons of ore milled	204,984	187,617	601,590	393,202
Production:
Silver (ounces)	1,801,692	1,776,914	5,913,643	4,017,108
Gold (ounces)	16,815	16,396	50,789	36,504
Zinc (tons)	17,835	16,452	50,829	34,371
Lead (tons)	5,585	4,781	16,124	10,920
Payable metal quantities sold:
Silver (ounces)	2,210,838	2,006,266	5,474,457	3,735,758
Gold (ounces)	15,416	17,441	43,038	32,047
Zinc (tons)	10,942	12,947	37,589	27,139
Lead (tons)	5,757	5,269	12,946	9,786
Ore grades:
Silver ounces per ton	12.63	13.32	13.50	14.36
Gold ounces per ton	0.13	0.14	0.13	0.15
Zinc percent	10.04	10.13	9.61	10.25
Lead percent	3.53	3.32	3.46	3.60
Total cash cost per silver ounce (1)	$(0.48)	$3.79	$1.70	$1.96

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

          The $20.5 million and $36.2 million increases in gross profit during the third quarter and first nine months of 2009, respectively, compared to the same 2008 periods, were primarily the result of the following factors:

•

Positive price adjustments to revenues during the three and nine months ended September 30, 2009 of $8.1 million and $15.0 million, respectively, as a result of increases in metals prices between transfer of title of concentrates to buyers and final settlements during those periods, compared to negative price adjustments of $10.4 million and $14.3 million, respectively, during the three and nine months ended September 30, 2008.

•	An increase in our share of production due to our acquisition of the remaining 70.3% of Greens Creek in April 2008.
•

Cost of sales for the second quarter of 2008 included the excess of fair value over cost of the finished and in-process product inventory acquired upon purchase of the 70.3% ownership. Upon sale of the acquired inventory, the excess of fair market value over cost was expensed, which increased the cost of sales, and decreased the gross profit margin for that period by $16.6 million.

•

Improved production costs, which decreased by 23% and 27%, respectively, per ton of ore milled for the three and nine months ended September 30, 2009 compared to the same 2008 periods due to increased availability of grid electric power, lower diesel prices and improved ore production.

•

Higher realized prices for silver, zinc and lead for the third quarter of 2009 compared to the same 2008 period, and higher average gold prices for the three- and nine-month periods ended September 30, 2009 compared to the same 2008 periods. See the Results of Operations section above for a comparison of 2009 and 2008 realized and average market prices.

These factors were partially offset by:

•	Lower average prices in the nine-month period ended September 30, 2009 for silver, zinc and lead compared to the same 2008 period.
•

Higher depreciation, depletion and amortization expense by $4.9 million and $20.4 million, respectively, in the third quarter and first nine months of 2009 compared to the same 2008 periods as a result of additional capitalization and an increase in units-of-production depreciation driven by higher production in 2009.

•	5% and 6% declines in silver ore grades for the third quarter and first nine months of 2009, compared to the same 2008 periods.
•

Higher mine license taxes by $1.6 million and $2.2 million for the third and first nine months of 2009 compared to the same 2008 periods. The higher taxes are the result of increased profits primarily due to higher realized metals prices and reduced production costs, as discussed above.

          The Greens Creek operation is partially powered by diesel generators, and production costs are significantly affected by fluctuations in fuel prices. Infrastructure has been installed that allows hydroelectric power to be supplied to Greens Creek by Alaska Electric Light and Power Company (“AEL&P”), via a submarine cable from North Douglas Island, near Juneau, to Admiralty Island, where Greens Creek is located. This project has reduced production costs at Greens Creek to the extent power has been available. During 2009, the mine has been able to receive an increased proportion of its power needs from AEL&P and expects this to continue for the foreseeable future.

          Cash cost per ounce decreased by $4.27 for the third quarter of 2009 compared to the same 2008 period primarily due to production costs and treatment and freight costs that decreased by $2.34 and $0.93 per ounce, respectively, and by-product credits that increased by $1.79 per ounce, partially offset by production taxes that increased by $0.90 per ounce. Cash cost per ounce was $0.26 lower for the first nine months of 2009 compared to the same 2008 period due to production costs and treatment and freight costs that decreased by $2.91 and $2.08 per ounce, respectively, partially offset by by-product credits that were lower in the 2009 period by $4.50 per ounce. While value from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product is appropriate because:

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

The Lucky Friday Segment

          The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands, except for per ounce amounts):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Sales	$23,511	$14,591	$57,272	$55,235
Cost of sales and other direct production costs	(11,329)	(9,897)	(32,450)	(31,407)
Depreciation, depletion and amortization	(2,551)	(1,328)	(7,339)	(3,591)
Gross profit	$9,631	$3,366	$17,483	$20,237

Tons of ore milled	88,281	81,665	258,915	245,480
Production:
Silver (ounces)	930,258	739,870	2,664,895	2,164,338
Lead (tons)	5,615	4,707	16,551	13,877
Zinc (tons)	2,781	2,399	7,908	7,489
Payable metal quantities sold:
Silver (ounces)	866,899	669,150	2,491,437	2,016,149
Lead (tons)	5,214	4,248	15,284	12,841
Zinc (tons)	2,036	1,743	5,745	5,051
Ore grades:
Silver ounces per ton	11.22	9.72	10.97	9.45
Lead percent	6.84	6.25	6.87	6.10
Zinc percent	3.52	3.54	3.48	3.58
Total cash cost per silver ounce (1)	$3.42	$6.06	$5.89	$4.55

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

          The $6.3 million increase in gross profit for the third quarter of 2009 compared to the same 2008 period is primarily the result of higher production due to improving silver ore grades and increased mill tonnage. The $2.8 million decrease in gross profit for the first nine months of 2009 compared to 2008 is primarily due to lower average metal prices, partially offset by improved production, higher silver ore grades, and a 19% decrease in production costs.

          The $2.64 decrease in total cash costs per silver ounce in the third quarter of 2009 compared to the same 2008 period is primarily attributed to lower production costs and treatment and freight costs by $1.85 and $1.71 per ounce, respectively. The $1.34 increase in total cash cost per silver ounce in the first nine months of 2009 compared to the same 2008 period is primarily due to lower lead and zinc by-product credits by $5.91 per ounce, due to lower average prices for those metals, partially offset by improved treatment and freight costs and production costs by $2.23 and $2.06 per ounce, respectively.

          While value from lead and zinc is significant at the Lucky Friday, we believe that identification of silver as the primary product, with lead and zinc as by-products, is appropriate because:

•	silver has historically accounted for a higher proportion of revenue than any other metal and is expected to do so in the future;
•	the Lucky Friday unit is situated in a mining district long associated with silver production; and
•	the Lucky Friday unit generally utilizes selective mining methods to target silver production.

          We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate. Within our cost per ounce calculations, because we consider lead and zinc to be by-products of our silver production, the values of these metals have offset increases in operating costs due to the increased average prices.

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

          The following is a summary of the operating results and key production statistics of our discontinued Venezuelan operations prior to sale, which included the La Camorra mine, a custom milling business and Mina Isidora (dollars are in thousands, except per ounce amounts):

Nine months ended September 30, 2008
Sales	$23,855
Cost of sales and other direct production costs	(21,656)
Depreciation, depletion and amortization	(4,785)
Gross loss	$(2,586)

Tons of ore processed	25,516
Gold ounces produced	22,160
Gold ounces per ton	0.894
Total cash cost per gold ounce	$996

Corporate Matters

          Other significant items affecting the results of our third quarter and first nine months of 2009, as compared to the same periods in 2008, were as follows:

•

General and administrative expense was higher by $1.6 million during the third quarter of 2009 compared to the same 2008 period due to higher stock compensation and incentive compensation expense, partially offset by decreased staffing. General and administrative expense was higher by $0.6 million for the first nine months of 2009 compared to the same 2008 period due to higher stock compensation expense and costs incurred for workforce reductions, partially offset by decreased staffing.

•

Increases in other operating expense of $0.2 million and $1.4 million, respectively, for the three- and nine-month periods ended September 30, 2009 due primarily to an increase in pension benefit costs recognized resulting from a decrease in the expected returns calculated for plan assets due to lower plan asset values.

•	$0.5 million and $3.2 million decreases in interest income for the third quarter and first nine months of 2009 compared to the 2008 periods as a result of lower cash balances.
•

Lower interest expense by $4.0 million and $2.5 million, respectively, for the third quarter and first nine months of 2009 compared to the same 2008 periods due the payoff of our bridge facility balance in February 2009 and reductions in our term facility balance. See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on the debt facility.

•

Higher debt-related fees in the first nine months of 2009 due to $4.3 million in expense recognized in the first quarter of 2009 for preferred shares issued pursuant to our amended and restated credit agreement and $1.4 million in professional fees incurred during the first nine months of 2009 related to compliance with our amended and restated credit agreement (see Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

•

Income tax provisions of $0.6 million and $1.0 million, respectively, for the third quarter and first nine months of 2009 compared to income tax benefits of $0.7 million and $4.6 million, respectively, for the third quarter and first nine months of 2008. See Note 3 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for more information.

          In conjunction with the preparation, analysis, and approval of our long-range forecasts, which generally occur in the fourth quarter, we will weigh factors related to prices, operational performance, capital, and other significant variables. It is possible that the valuation allowance on our deferred tax asset will change as a result, which in turn may result in a tax benefit or provision in the fourth quarter of 2009. Information sufficient to make this determination was not available as of September 30, 2009.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

          The tables below present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) for our operations at the Greens Creek and Lucky Friday units for the three and nine months ended September 30, 2009 and 2008 (in thousands, except costs per ounce). Tables in previous periods have presented gold cost per ounce; however as a result of our sale of all of our Venezuelan operations in July 2008, our gold operations have been reclassified as discontinued operations for all periods presented.

          Total cash costs include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties, and mining production taxes, net of by-product revenues earned from all metals other than the primary metal produced at each unit. Total cash costs provide management and investors an indication of net cash flow, after consideration of the average price for by-products produced. Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective. “Total cash cost per ounce” is a measure developed by precious metals companies in an effort to provide a comparable standard; however, there can be no assurance that our reporting of this non-GAAP measure is similar to that reported by other mining companies.

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

	Total, All Properties
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total cash costs (1)	$2,314	$11,215	$25,776	$17,699
Divided by ounces produced	2,732	2,517	8,579	6,181
Total cash cost per ounce produced	$0.85	$4.46	$3.00	$2.86
Reconciliation to GAAP:
Total cash costs	$2,314	$11,215	$25,776	$17,699
Depreciation, depletion and amortization	15,986	9,900	47,131	22,940
Treatment costs	(20,377)	(22,154)	(55,313)	(52,591)
By-product credits	55,605	49,406	137,332	128,135
Change in product inventory	3,815	8,411	4,301	24,934
Reclamation and other costs	(278)	310	143	655
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$57,065	$57,088	$159,370	$141,772

	Greens Creek Unit
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total cash costs (1)	$(862)	$6,728	$10,079	$7,855
Divided by silver ounces produced	1,802	1,777	5,914	4,017
Total cash cost per ounce produced	$(0.48)	$3.79	$1.70	$1.96
Reconciliation to GAAP:
Total cash costs	$(862)	$6,728	$10,079	$7,855
Depreciation, depletion and amortization	13,435	8,572	39,792	19,349
Treatment costs	(15,298)	(16,847)	(41,961)	(36,819)
By-product credits (1)	42,323	38,553	107,289	90,955
Change in product inventory	3,884	8,555	4,244	24,830
Reclamation and other costs	(297)	302	138	604
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$43,185	$45,863	$119,581	$106,774

	Lucky Friday Unit
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total cash costs (1)	$3,176	$4,487	$15,697	$9,844
Divided by silver ounces produced	930	740	2,665	2,164
Total cash cost per ounce produced	$3.42	$6.06	$5.89	$4.55
Reconciliation to GAAP:
Total cash costs	$3,176	$4,487	$15,697	$9,844
Depreciation, depletion and amortization	2,551	1,328	7,339	3,591
Treatment costs	(5,079)	(5,307)	(13,352)	(15,772)
By-product credits	13,282	10,853	30,043	37,180
Change in product inventory	(69)	(144)	57	104
Reclamation and other costs	19	8	5	51
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$13,880	$11,225	$39,789	$34,998

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

Financial Liquidity and Capital Resources

          Our liquid assets include (in millions):

	September 30, 2009	December 31, 2008
Cash and cash equivalents	$84.7	$36.5
Marketable equity securities	5.2	3.1
Total cash, cash equivalents and investments	$89.9	$39.6

          Cash and cash equivalents increased by $48.2 million in the first nine months of 2009, as discussed below, while the value of marketable equity securities increased by $2.1 million due to changes in market value (see Note 15 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

          As described in Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited), we entered into a $380 million credit facility in April of 2008 for the acquisition of the companies owning 70.3% of the joint venture operating the Greens Creek mine. We have since fully repaid the facility with a final payment of $38.3 million from available cash on October 14, 2009. On October 14, 2009, we entered into a three year, $60 million senior-secured revolving credit facility. We plan to use the facility for general corporate purposes and, based on our current cash position and business plan, do not currently contemplate drawing on the facility in the near term. See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for information on how the covenants in our credit facility may impact our liquidity and capital resources in the future. We also may pursue additional acquisition opportunities or capital expansion projects, which could require additional equity issuances or financing. There can be no assurances that such financing will be available to us.

          As a result of our current cash balance, improved performance of our operations, current metals prices, and full availability of our $60 million revolving credit agreement, we believe our cash, cash equivalents, investments, cash from operations, and availability of financing if needed will be adequate to meet our obligations during the next twelve months. We estimate that approximately $5 to $7 million will be committed to sustaining capital expenditures through the end of this year.

	Nine Months Ended September 30,
	2009	2008
Cash provided by operating activities (in millions)	$51.9	$23.0

          Cash provided by operating activities in the first nine months of 2009 has increased, compared to the same 2008 period, primarily due to higher income, as adjusted for non-cash items. The improved results are attributable to the production from our increased ownership interest in the Greens Creek joint venture, of which we acquired the remaining 70.3% interest in April of 2008, increased sales from both of our mines, lower costs at both operations, and decreased exploration costs. Partly offsetting the improved operating results, metals prices have been lower in the first nine months of 2009 than in the comparable 2008 period, with the exception of gold. Along with the favorable change in our results of operations, the use of $12.5 million in 2008 for discontinued operations had no equivalent use of cash in 2009. Working capital and other operating asset and liability changes increased $33.3 million in the first nine months after a decrease of $14.6 million in the 2008 period, a difference of $47.9 million due primarily to increased accounts receivable. The higher customer balances this year are attributable primarily to increased metals prices, a 40% reduction of inventory of our lead concentrate at Greens Creek during 2009, the effect of falling prices during the third quarter last year, and the timing of concentrate shipments from Greens Creek. A shipment of lead, zinc and bulk concentrates left Greens Creek in late September 2009 and we had not received the initial provisional smelter payments for those parcels as of September 30, 2009. While realized prices exceeded market averages in the third quarter of 2009, resulting in positive adjustments to provisional sales and increased receivable balances, realized prices were less than market averages in the third quarter last year, resulting in lower customer balances.

	Nine Months Ended September 30,
	2009	2008
Cash used in investing activities (in millions)	$5.8	$667.0

          During the first nine months of 2009 we invested $17.3 million in capital expenditures, lower by $36.7 million than the same period last year, due to our efforts to reduce costs following the recent worldwide economic crisis. In addition, we received $8.0 million proceeds from the sale of the Velardeña mill in Mexico (see Note 15 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on the sale). We reduced our restricted cash balances for environmental bonds by $3.5 million this year versus $22.4 million last year by lowering our collateral requirements. During 2008 we invested $688.1 million for the acquisition of the remaining 70.3% interest in the Greens Creek joint venture, received $27.0 million in proceeds from the sale of Great Basin stock, and received $21.1 million from Rusoro for its acquisition of our Venezuelan operations.

	Nine Months Ended September 30,
	2009	2008
Cash provided by financing activities	$2.1	$350.0

          Our financing activities in the first nine months of 2009 included sales of common stock and warrants which yielded $128.3 million cash, net of related issuance costs, which was applied to repayments of our debt facility totaling $123.4 million, and have made payments totaling $2.2 million pursuant to our interest rate swap. In the comparable period of 2008, we borrowed $380 million on our debt facility for the acquisition of the remaining 70.3% of the Greens Creek joint venture, of which we repaid $181.2 million largely from common stock sales totaling $163.8 million. We also incurred loan origination fees last year of $5.3 million, and paid cash dividends totaling $7.4 million. We have not paid cash dividends since the second quarter of 2008.

Contractual Obligations, Contingent Liabilities and Commitments

          The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders, certain capital expenditures, our credit facility (as modified by amendments) and lease arrangements as of September 30, 2009 (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 Years	Total
Purchase obligations (1)	$799	$—	$—	$—	$799
Long-term debt (2)	38,432	—	—	—	38,432
Contractual obligations (3)	11,634	—	—	—	11,634
Capital lease commitments (4)	2,078	3,440	—	—	5,518
Operating lease commitments (5)	1,267	1,231	64	—	2,562

Total contractual cash obligations	$54,210	$4,671	$64	$—	$58,945

(1)

Consists of open purchase orders of approximately $0.4 million at the Greens Creek unit and $0.4 million at the Lucky Friday unit. Included in these amounts are approximately $0.1 million and $0.2 million related to various capital projects at the Greens Creek and Lucky Friday units, respectively.

(2)

We repaid the remaining balance on our term credit facility on October 14, 2009. The obligation as of September 30, 2009 included $38.3 million for the term facility principal balance and $0.1 million for interest due upon the repayment. We also entered into a $60 million revolving credit agreement on October 14, 2009 (see Note 17 of Notes to Condensed Consolidated Financial Statements for more information).

(3)

Includes approximately $0.5 million for various capital projects at the Greens Creek and Lucky Friday units. Total contractual obligations at September 30, 2009 also included approximately $11.6 million for commitments relating to non-capital items at Greens Creek.

(4)

Represents scheduled capital lease payments of $4.5 million and $1.0 million (including interest), respectively, for equipment at our Greens Creek and Lucky Friday units. These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods. See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

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

          We maintain reserves for costs associated with mine closure, land reclamation and other environmental matters. At September 30, 2009, our reserves for these matters totaled $123.4 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 6 of Notes to the Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

          At September 30, 2009, we had no existing off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Future Metals Prices

          Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. As shown under Item 1A. — Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2008, metals prices have been historically volatile. While average prices for all four metals we produce performed favorably for the five consecutive years prior to 2008, there was a reduction in the average prices for zinc and lead in 2008 compared to 2007, and average prices for silver, zinc and lead were lower for the first nine months of 2009 compared to the same 2008 period. We have recorded impairments to our asset carrying value because of low prices in the past, and we can offer no assurance that prices will either remain at their current levels or increase.

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

          The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at September 30, 2009, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Item 1A. – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2008).

Short-term Investments

          From time to time we hold various types of short-term investments that are subject to changes in market interest rates and are sensitive to those changes. We did not carry any such short-term investments as of September 30, 2009.

Commodity-Price Risk Management

          At times, we use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production. We use these instruments to reduce risk by offsetting market exposures. We had no commodity-related derivative positions at September 30, 2009.

Interest-Rate Risk Management

          At September 30, 2009, we had $38.3 million in debt associated with a term credit facility maturing on September 30, 2010 utilized in the acquisition of the remaining 70.3% of the Greens Creek Joint Venture.

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

          As a result of the swap, the interest payable related to the $38.3 million term facility balance at September 30, 2009 was to be fixed at a rate of 9.38% until the scheduled maturity on September 30, 2010 according to the amended and restated credit agreement. See Note 1 – Q. Risk Management Contracts in our annual report filed on Form 10-K for the year ended December 31, 2008 for more information. Hedge accounting was applied for this swap and the terms of the interest rate swap agreement including the notional amounts, interest rate reset dates, and maturity dates matched the terms of the hedged note to which the swap agreement pertains. The hedge was determined to be highly effective at offsetting changes in fair value of the hedged note. However, on October 14, 2009, we repaid the remaining $38.3 million term facility balance (see Note 17 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information). As a result, we determined hedge accounting for the swap to be inappropriate as of September 30, 2009, and wrote-off the remaining $0.8 million accumulated unrealized loss and recorded a $38,000 mark-to-market adjustment for the fair value of the swap through interest expense in the third quarter of 2009. In October 2009, we paid $0.7 million to settle the remaining fair value liability associated with the swap as of September 30, 2009. For additional information regarding our credit facilities, see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited).

          On October 14, 2009, we entered into a $60 million revolving credit agreement for a three-year term. See Note 17 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. We have not drawn on the revolving credit facility. However, if used, amounts borrowed under the facility would be subject to changes in market interest rates.

Provisional Sales

          Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfer to the smelter (generally at the time of shipment) at estimated forward prices for the estimated month of settlement. Due to the time elapsed from shipment to the smelter and the final settlement with the smelter, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the smelter. Changes in metals prices between shipment and final settlement will result in changes to revenues recorded at the time of sale. Our concentrate sales are based on a provisional sales price containing an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward price at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through earnings each period prior to final settlement. At September 30, 2009 and 2008, the amounts of the derivative instruments were $0.8 million and $0.5 million, respectively, which were recorded as increases to revenue and trade accounts receivable. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our annual report filed on Form 10-K for the year ended December 31, 2008 for more information). At September 30, 2009, metals contained in concentrates and exposed to future price changes totaled approximately 2,158,099 ounces of silver, 9,967 ounces of gold, 9,217 tons of zinc, and 6,720 tons of lead. If the price of each metal were to change by one percent, the change in the total value of the concentrates would be approximately $0.8 million.

Item 4.	Controls and Procedures

          An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of September 30, 2009, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HECLA MINING COMPANY
(Registrant)

Date:	November 3, 2009	/s/ Phillips S. Baker, Jr.

Phillips S. Baker, Jr., President and
Chief Executive Officer

Date:	November 3, 2009	/s/ James A. Sabala

James A. Sabala, Vice President and
Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-Q – September 30, 2009
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

4.1(c)	Certificate of Designations of 6.5% Mandatory Convertible Preferred Stock of the Registrant. Filed as part of Exhibit 3.1 hereto and incorporated herein by reference.

4.1(d)

Form of 6.5% Mandatory Convertible Preferred Stock Certificate. Filed as exhibit 4.1 to Registrant’s Current Report on Form 8-K filed December 14, 2007 (File No. 1-8491), and incorporated herein by reference.

4.1(e)

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

10.2

Second Amended and Restated Credit Agreement, effective October 14, 2009, by and among Hecla Mining Company, as Parent, Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrowers, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 15, 2009 (File No. 1-8491), and incorporated herein by reference.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith.