Form 10-K
period 2009-12-31
HECLA MINING CO/DE/
filed 2010-02-17
CIK 719413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

Form 10-K
____________________

☒	Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended December 31, 2009

Commission file No. 1-8491

HECLA MINING COMPANY
(Exact name of registrant as specified in its charter)

Delaware	77–0664171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6500 N. Mineral Drive, Suite 200 Coeur d’Alene, Idaho	83815-9408
(Address of principal executive offices)	(Zip Code)

208-769-4100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.25 per share	New York Stock Exchange
Series B Cumulative Convertible Preferred Stock, par value $0.25 per share	New York Stock Exchange
6.5% Mandatory Convertible Preferred Stock, par value $0.25 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___    No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer  ☒                                                             Accelerated Filer  ☐
Non-Accelerated Filer  ☐                                                                Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting Common Stock held by nonaffiliates was $629,953,816 as of June 30, 2009. There were 235,662,125 shares of the registrant’s Common Stock outstanding as of June 30, 2009, and 242,028,528 shares as of February 16, 2010.

Documents incorporated by reference herein:

To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 2010 Annual Meeting of Shareholders of the registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the registrant’s 2009 fiscal year is incorporated herein by reference. See Part III.

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

PART I
Item 1. Business

For information regarding the organization of our business segments and our significant customers, see Note 11 of Notes to Consolidated Financial Statements.

Information set forth in Items 1A, 1B and 2 are incorporated by reference into this Item 1.

Introduction

Hecla Mining Company has provided precious and base metals to the U.S. economy and worldwide since its incorporation in 1891 (in this report, “we” or “our” or “us” refers to Hecla Mining Company and our affiliates and subsidiaries). We discover, acquire, develop, produce, and market silver, gold, lead and zinc.  In doing so, we intend to manage our business activities in a safe, environmentally responsible and cost-effective manner.

We produce lead, zinc and bulk concentrates, which we sell to custom smelters, and unrefined gold bullion bars (doré), which may be sold as doré or further refined before sale to precious metals traders.  We are organized and managed into two segments that encompass our operating units: the Greens Creek and Lucky Friday units.

Prior to the first quarter of 2009, we reported an additional segment, the San Sebastian unit, for our various properties and exploration activities in Mexico.  However, as a result of a decrease in exploration activity there in 2009, and our ownership of 100% of Greens Creek (discussed further below), we have determined that the San Sebastian unit no longer meets the criteria for disclosure as a reportable segment as of and for year ended December 31, 2009.

Prior to the second quarter of 2008, we also reported a fourth segment, the La Camorra unit, representing our operations and various exploration activities in Venezuela.  On July 8, 2008, we completed the sale of our wholly owned subsidiaries holding our business and operations in Venezuela. Our Venezuelan activities are reported as discontinued operations on the Consolidated Statement of Operations for all periods presented (see Note 12 of Notes to Consolidated Financial Statements for more information).  As a result, we have determined that it is no longer appropriate to present a separate segment representing our operations in Venezuela.

On April 16, 2008, we completed the acquisition of all of the ownership interest of the two indirect Rio Tinto, PLC subsidiaries holding a 70.3% interest in the Greens Creek mine.  Our wholly-owned subsidiary, Hecla Alaska LLC, previously owned an undivided 29.7% joint venture interest in the assets of Greens Creek. The acquisition gives our various subsidiaries ownership of 100% of the Greens Creek mine.  More information on the acquisition can be found in Note 18 of Notes to Consolidated Financial Statements.

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

•
Maintaining and investing in exploration projects in the vicinities of four mining districts we believe to be under-explored and under-invested:  North Idaho’s Silver Valley in the historic Coeur d’Alene Mining District; at our Greens Creek unit on Alaska’s Admiralty Island, located offshore of Juneau; the silver producing district near Durango, Mexico; and the Creede district of Southwestern Colorado;

•	Continuing to seek opportunities to acquire and invest in mining properties and companies; and

•	Seeking opportunities for growth both internally and through acquisitions. See the Results of Operations and Financial Liquidity and Capital Resources sections below.

Below is a summary of net income (loss) for each of the last five years (in thousands):

	Year Ended December 31,
	2009	2008	2007	2006	2005
Net income (loss)	$67,826	$(66,563)	$53,197	$69,122	$(25,360)

Our financial results over the last five years have been impacted by:OUr  thousands)mber  net income or loss for each of the last five yearsarious factors that impact by reference.enner & Smith inc

•	Fluctuations in prices of the metals we produce. The high and low daily closing market prices for silver, gold, lead and zinc for each of the last five years are illustrated by the table below:

	2009	2008	2007	2006	2005
Silver (per oz.):
High	$19.18	$20.92	$15.82	$14.94	$9.23
Low	$10.51	$8.88	$11.67	$8.83	$6.39
Gold (per oz.):
High	$1,212.50	$1,011.25	$841.10	$725.00	$536.50
Low	$810.00	$712.50	$608.40	$524.75	$411.10
Lead (per lb.):
High	$1.11	$1.57	$1.81	$0.82	$0.52
Low	$0.45	$0.40	$0.71	$0.41	$0.37
Zinc (per lb.):
High	$1.17	$1.28	$1.93	$2.10	$0.87
Low	$0.48	$0.47	$1.00	$0.87	$0.53

While Hecla’s average realized prices for all four metals increased in 2009 compared to 2008 and were higher than average market prices in 2009, due in part to the timing of concentrate shipments and their final settlement in comparison to fluctuating prices, we believe that market metal price trends are a significant factor in our operating and financial performance.  Because we are unable to predict fluctuations in prices for metals and have limited control over the timing of our concentrate shipments, there can be no assurance that our realized prices will exceed or even meet average market metals prices for any future period. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for a summary of average market and realized prices for each of the three years ended December 31, 2009, 2008 and 2007. Our results of operations are significantly impacted by fluctuations in the prices of silver, gold, lead and zinc, which are affected by numerous factors beyond our control.  See Item 1A. Risk Factors – Financial Risks – A substantial or extended decline in metals prices would have a material adverse effect on us for information on the various factors that can impact prices of the metals we produce;

•
Exploration and pre-production development expenditures totaling $9.2 million, $22.5 million, $17.0 million, $22.8 million and $17.9 million, respectively, for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. These amounts include expenditures for the now-divested Hollister Development Block, as its development progressed until the sale of our interest in the project in April 2007, of $2.2 million, $14.4 million and $9.4 million, respectively, for the years ended December 31, 2007, 2006 and 2005.  In addition, exploration for the year ended December 31, 2005 included $2.2 million for expenditures at the Noche Buena gold exploration property in Mexico, which was sold in April 2006;

•
Provision for closed operations and environmental matters of $7.7 million, $4.3 million, $49.2 million, $3.5 million and $1.3 million, respectively, for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.  The 2007 amount includes an increase of $44.7 million to our estimated liabilities for environmental remediation in Idaho’s Coeur d’Alene Basin and the Bunker Hill Superfund Site;

•	Variability in prices for diesel fuel and amounts of fuel used, and variability in prices for other consumables, which have impacted production costs at our operations;

•
Our acquisition of the remaining 70.3% of the Greens Creek mine for $758.5 million in April 2008, a portion of which was funded by a $140 million term loan and $220 million bridge loan.  We recorded interest expense related to these credit facilities, including amortization of loan fees and interest rate swap adjustments, of $10.1 million and $19.1 million, respectively in 2009 and 2008.  The amount of interest expense in 2009 is net of $1.9 million in capitalized interest.  We also recorded approximately $6.0 million in expense in 2009 for additional debt-related fees.  We completed repayment of the bridge loan balance in February 2009 and repayment of the term loan balance in October 2009;

•	The 2008-2009 global financial crisis and recession, which impacted metals prices, production costs, and our access to capital markets;

•	An increase in the number of shares of our common stock outstanding;

•
Losses from discontinued operations, net of tax, for the years ended December 31, 2008, 2007 and 2005 of $17.4 million, $15.0 million and $7.4 million, respectively, and income from discontinued operations, net of tax, for the year ended December 31, 2006 of $4.3 million; and

•	Decreased production, and the eventual suspension of mining operations at the San Sebastian unit in Mexico in the fourth quarter of 2005.

A comprehensive discussion of our financial results for the years ended December 31, 2009, 2008 and 2007, individual operating unit performance, general corporate expenses and other significant items can be found in Item 7. — Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, as well as the Consolidated Financial Statements and Notes thereto.

Products and Segments

Our segments are differentiated by geographic region and principal products produced. We produce zinc, lead and bulk concentrates at our Greens Creek unit and lead and zinc concentrates at our Lucky Friday unit, which we sell to custom smelters on contract, and unrefined gold bullion bars (doré) at Greens Creek, which are sold directly to customers or further refined before sale to precious metals traders. The concentrates produced at our Greens Creek and Lucky Friday units contain silver, zinc and lead, and the concentrates produced at Greens Creek also contain gold. Our segments as of December 31, 2009 included:

•
The Greens Creek unit, a joint venture arrangement which is 100%-owned by us through our subsidiaries Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company.  We acquired 70.3% of our ownership of Greens Creek in April 2008 from indirect subsidiaries of Rio Tinto, plc. Greens Creek is located on Admiralty Island, near Juneau, Alaska, and has been in production since 1989, with a temporary shutdown from April 1993 through July 1996. During 2009, Greens Creek contributed $229.3 million, or 73.4%, to our consolidated sales; and

•
The Lucky Friday unit located in northern Idaho. Lucky Friday is, through our subsidiaries Hecla Limited and Silver Hunter Mining Company, 100%-owned and has been a producing mine for us since 1958. During 2009, Lucky Friday contributed $83.2 million, or 26.6%, to our consolidated sales.

The table below summarizes our production for the years ended December 31, 2009, 2008 and 2007, which reflects our previous 29.7% ownership of Greens Creek until April 16, 2008, and our 100% ownership thereafter.

	Year
	2009	2008	2007
Silver (ounces)	10,989,660	8,709,517	5,642,558
Gold (ounces)	67,278	76,810	107,708
Lead (tons)	44,263	35,023	24,549
Zinc (tons)	80,995	61,441	26,621

The gold production amounts above include 22,160 and 87,490 ounces, respectively, for years ended December 31, 2008 and 2007 produced at our discontinued Venezuelan operations sold in July 2008.

Employees

As of December 31, 2009, we employed 656 people, and believe relations with our employees are generally good.

Many of the employees at our Lucky Friday unit are represented by a union. The collective bargaining agreement with workers at our Lucky Friday unit expires on April 30, 2010.  We anticipate that we will reach a satisfactory contract with the union, although there can be no assurance that this can be done or that it can be done without disruptions to production. During the past five years, labor strikes and work slow-downs adversely affected our production in Mexico and at our now-divested Venezuelan operations. Similar labor problems could affect our financial results or condition in the future.

Available Information

Hecla Mining Company is a Delaware corporation Our principal executive offices are located at 6500 N. Mineral Drive, Suite 200, Coeur d’Alene, Idaho 83815-9408. Our telephone number is (208) 769-4100. Our web site address is www.hecla-mining.com. We file our annual, quarterly and current reports and amendments to these reports with the SEC, copies of which are available on our website or from the SEC free of charge (www.sec.gov or 800-SEC-0330 or the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549). Charters of our audit, compensation, corporate governance, and directors’ nominating committees, as well as our Code of Ethics for the Chief Executive Officer and Senior Financial Officers and our Code of Business Conduct and Ethics for Directors, Officers and Employees, are also available on our website. We will provide copies of these materials to shareholders upon request using the above-listed contact information, directed to the attention of Investor Relations.

We have included the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report. Additionally, we filed with the New York Stock Exchange (“NYSE”) the CEO’s certification regarding our compliance with the NYSE’s Corporate Governance Listing Standards (“Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards, which certification was dated June 8, 2009, and indicated that the CEO was not aware of any violations of the Listing Standards.

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

The continued credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and financial position.  The financial crisis may limit our ability to raise capital through credit and equity markets.  As discussed further below, the prices of the metals that we produce are affected by a number of factors, and it is unknown how these factors may be impacted by a continuation of the financial crisis.

We have had losses that could reoccur in the future.

Although we reported net income for the years ended December 31, 2009 and 2007 of $67.8 million and $53.2 million, respectively, we reported a net loss for the year ended December 31, 2008 of $66.6 million. A comparison of operating results over the past three years can be found in Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We periodically enter into hedging activities, such as forward sales contracts and commodity put and call option contracts, to manage the prices received on the metals we produce. Such hedging activities are utilized to attempt to insulate our operating results from declines in prices for those metals. However, hedging may prevent us from realizing possible revenues in the event that the market price of a metal exceeds the price stated in a forward sale or call option contract. In addition, we may experience losses if a counterparty fails to purchase under a contract when the contract price exceeds the spot price of a commodity.  At December 31, 2009, we had no commodity hedging contracts.

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

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. The more significant areas requiring the use of management assumptions and estimates relate to:

•	mineral reserves that are the basis for future cash flow estimates and units-of-production depreciation, depletion and amortization calculations;

•	future metals prices;

•	environmental, reclamation and closure obligations;

•	asset impairments;

•	reserves for contingencies and litigation; and

•	deferred tax asset valuation allowance.

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

The following table sets forth the average daily closing prices of the following metals for the year ended December 31, 1995, 2002 and each year thereafter through 2009.

	2009	2008	2007	2006	2005	2004	2003	2002	1995
Silver (1) (per oz.)	$14.65	$15.02	$13.39	$11.57	$7.31	$6.66	$4.88	$4.60	$5.20
Gold (2) (per oz.)	$972.98	$871.71	$696.66	$604.34	$444.45	$409.21	$363.51	$309.97	$384.16
Lead (3) (per lb.)	$0.78	$0.95	$1.17	$0.58	$0.44	$0.40	$0.23	$0.21	$0.29
Zinc (4) (per lb.)	$0.75	$0.85	$1.47	$1.49	$0.63	$0.48	$0.38	$0.35	$0.47
______________
(1)	London Fix
(2)	London Final
(3)	London Metals Exchange — Cash
(4)	London Metals Exchange — Special High Grade — Cash

On February 16, 2010, the closing prices for silver, gold, lead and zinc were $15.82 per ounce, $1,115.25 per ounce, $0.97 per pound and $0.99 per pound, respectively.

An extended decline in metals prices or our inability to convert exploration potential to reserves may cause us to record write-downs, which could negatively impact our results of operations.

We review the recoverability of the cost of our long-lived assets by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Impairment, measured by comparing an asset’s carrying value to its fair value, must be recognized when the carrying value of the asset exceeds these cash flows, and recognizing impairment write-downs could negatively impact our results of operations.  Metal price estimates are a key component used in the analysis of the carrying values of our assets. We evaluated the December 31, 2009 carrying values of long-lived assets at our Greens Creek and Lucky Friday segments by comparing them to the average estimated undiscounted cash flows resulting from operating plans using various metals price scenarios.  Our estimates of undiscounted cash flows for each of our properties also include an estimation of the market value of the exploration potential beyond the current operating plans.  Because the average estimated undiscounted cash flows exceeded the asset carrying values, we did not record impairments as of December 31, 2009.  However, if the prices of silver, gold, zinc and lead decline for an extended period of time or we fail to control production costs or realize the mineable ore reserves or exploration potential at our mining properties, we may be required to recognize asset write-downs in the future.    In addition, the perceived market value of the exploration potential of our properties is dependent upon prevailing metals prices as well as our ability to discover economic ore. A decline in metals prices for an extended period of time or our inability to convert exploration potential to reserves could significantly reduce our estimations of the value of the exploration potential at our properties and result in asset write-downs.

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized.  Otherwise, a valuation allowance is applied against deferred tax assets.  Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income.  Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction.  Metal price estimates are a key component used in the determination of our ability to realize the expected future benefit of our deferred tax assets. To the extent that future taxable income differs significantly from estimates as a result of a decline in metals prices or other factors, our ability to realize the deferred tax assets could be impacted.  Additionally, future issuances of common stock or common stock equivalents could limit our ability to utilize our net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. Future changes in tax law or changes in ownership structure could limit our ability to obtain future tax benefits.  As of December 31, 2009, our current and non-current deferred tax asset balances were $7.2 million and $38.5 million, respectively.   See Note 5 of Notes to Consolidated Financial Statements for further discussion of our deferred tax assets.

 Returns for Investments in Pension Plans and Pension Plan Funding Requirements Are Uncertain

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

Mining, processing, development and exploration activities depend on adequate infrastructure. Reliable roads, bridges, power sources and water supply are important determinants, which affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of such infrastructure could adversely affect our mining operations.

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

Our ore reserve figures and costs are primarily estimates and are not guarantees that we will recover the indicated quantities of these metals. You are strongly cautioned not to place undue reliance on estimates of reserves. Reserves are estimates made by our professional technical personnel, and no assurance can be given that the estimated amount of metal or the indicated level of recovery of these metals will be realized. Reserve estimation is an interpretive process based upon available data and various assumptions. Our reserve estimates may change based on actual production experience. Further, reserves are valued based on estimates of costs and metals prices, which may not be consistent among our operating and non-operating properties. The economic value of ore reserves may be adversely affected by:

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

Efforts to expand the finite lives of our mines may not be successful or could result in significant demands on our liquidity, which could hinder our growth and decrease the value of our stock.

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

Over the past years we have evaluated alternatives for deeper access at the Lucky Friday mine in order to expand its operational life.  As a result, we have initiated engineering, procurement of long lead time equipment, development, and other early-stage activities relating to construction of an internal shaft at Lucky Friday.  Upon completion, the internal shaft would allow us to mine mineralized material below our current workings and provide deeper platforms for exploration.  Construction of the internal shaft would take approximately five years and involve significant capital expenditures.  Should we decide to continue with construction of the internal shaft, our ability to fund this project, along with our other capital requirements, would depend to a large extent on our operating performance.  A significant decrease in metals prices,  an increase in operating costs or an increase in the capital cost could potentially require us to suspend the project or access additional capital though debt financing, the sale of securities, or other external sources.  This additional financing could be costly or unavailable.

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

On February 21, 2008, we announced that our wholly-owned subsidiary, Rio Grande Silver Inc., acquired the right to earn into a 70% joint venture interest in an approximately 25-square-mile consolidated land package in the Creede Mining District of Colorado.  For more information on the terms of the agreement, see Note 18 of Notes to Consolidated Financial Statements.

Our ability to market our metals production may be affected by disruptions or closures of custom smelters and/or refining facilities.

We sell substantially all of our metallic concentrates to custom smelters, with our doré bars sent to refiners for further processing before being sold to metal traders. If our ability to sell concentrates to our contracted smelters becomes unavailable to us, it is possible our operations could be adversely affected.  See Note 11 of Notes to Consolidated Financial Statements for more information on the distribution of our sales and our significant customers.

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

There is a limited supply of desirable mineral lands available in the United States and foreign countries where we would consider conducting exploration and/or production activities, and any acquisition we may undertake is subject to inherent risks. In addition to the risk associated with limited mine lives, we may not realize the value of the companies or properties that are acquired due to a possible decline in metals prices, failure to obtain permits, labor problems, changes in regulatory environment, failure to achieve anticipated synergies, an inability to obtain financing and other factors previously described. Acquisitions of other mining companies or properties may also expose us to new geographic, political, operating, and geological risks. In addition, we face strong competition for companies and properties from other mining companies, some of which have greater financial resources than we do, and we may be unable to acquire attractive companies and mining properties on terms that we consider acceptable.

Our business depends on good relations with our employees.

We are dependent upon the ability and experience of our executive officers, managers, employees and other personnel, including those residing outside of the U.S., and there can be no assurance that we will be able to retain all of such employees. We compete with other companies both within and outside the mining industry in connection with the recruiting and retention of qualified employees knowledgeable of the mining business. The loss of these persons or our inability to attract and retain additional highly skilled employees could have an adverse effect on our business and future operations.  Our labor contract with our employees at our Lucky Friday unit expires on April 30, 2010.  Although we intend to negotiate a new agreement on a timely basis, there can be no assurance that we will do so or that the terms of any new agreement will be favorable to us.

Mining accidents or other adverse events at an operation could decrease our anticipated production.

Production may be reduced below our historical or estimated levels as a result of mining accidents; unfavorable ground conditions; work stoppages or slow-downs; lower than expected ore grades; the metallurgical characteristics of the ore that are less economic than anticipated; or our equipment or facilities fail to operate properly or as expected.

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

Our foreign activities are subject to additional inherent risks.

We sold our mining operations and assets in Venezuela in July 2008, but still currently conduct exploration projects in Mexico and continue to own assets, real estate and mineral interests there. We anticipate that we will continue to conduct operations in Mexico and possibly other international locations in the future. Because we conduct operations internationally, we are subject to political and economic risks such as:

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

There are several ongoing legal disputes in which we are involved. If any of these disputes results in a substantial monetary judgment against us, is settled on unfavorable terms or otherwise impacts our operations, our financial results or condition could be materially adversely affected. For example, we may ultimately incur environmental remediation costs or the plaintiffs in environmental proceedings may be awarded damages substantially in excess of the amounts we have accrued. For a description of the lawsuits in which we are involved, see Note 7 of Notes to Consolidated Financial Statements.

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

Our business is subject to extensive U.S. and foreign, federal, state and local laws and regulations governing development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters. See risk titled “Our environmental remediation obligations may exceed the provisions we have made.” We have been and are currently involved in lawsuits or disputes in which we have been accused of causing environmental damage, violating environmental laws, or violating environmental permits, and we may be subject to similar lawsuits or disputes in the future. New legislation and regulations may be adopted or permit limits reduced at any time that result in additional operating expense, capital expenditures or restrictions and delays in the mining, production or development of our properties.

Legislative and regulatory measures to address climate change and green house gas emissions are in various phases of consideration.  If adopted, such measures could increase our cost of environmental compliance and also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities.  Proposed measures could also result in increased cost of fuel and other consumables used at our operations, including the diesel generation of electricity at our Greens Creek operation if we are unable to access utility power. Climate change legislation may also affect our smelter customers who burn fossil fuels, resulting in increased costs to us, and may affect the market for the metals we produce with effects on prices that are not possible for us to predict.

In late 2008 and during 2009, we experienced a number of water permit exceedances for water discharges at our Lucky Friday unit.  In April 2009, we entered into a Consent Agreement and Final Order (“CAFO”) and a Compliance Order with the EPA, which included an extended compliance timeline.  In connection with the CAFO, we agreed to pay an administrative penalty to the EPA of $177,500 to settle any liability for such exceedances.  We are undertaking efforts that we believe will be successful in bringing our water discharges at the Lucky Friday unit into compliance with the permit, but cannot provide assurances that we will be able to fully comply with the permit limits, particularly in the near future.  Any future non-compliance with the permit limits or other regulatory or environmental requirements could lead to future penalties, regulatory or other legal action, damages, or otherwise impact our operations and financial results.

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

We are subject to significant environmental obligations, particularly in northern Idaho. At December 31, 2009, we had accrued $131.2 million as a provision for environmental remediation, $90.5 million of which relates to our various liabilities in Idaho, and there is a significant risk that the costs of remediation could materially exceed this provision. For an overview of our potential environmental liabilities, see Note 7 of Notes to Consolidated Financial Statements.

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

The price of our stock has a history of volatility and could decline in the future.

Our common and preferred stocks are listed on the New York Stock Exchange. The market price for our stock has been volatile, often based on:

•	changes in metals prices, particularly silver;

•	our results of operations and financial condition as reflected in our public news releases or periodic filings with the Securities and Exchange Commission;

•	fluctuating proven and probable reserves;

•	factors unrelated to our financial performance or future prospects, such as global economic developments and market perceptions of the attractiveness of particular industries;

•	political and regulatory risk;

•	the success of our exploration programs;

•	ability to meet production estimates;

•	environmental and legal risk;

•	the extent of analytical coverage concerning our business; and

•	the trading volume and general market interest in our securities.

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

Our Mandatory Convertible Preferred Stock has a liquidation preference of $100 per share or $201.3 million.

If we were liquidated, holders of our preferred stock would be entitled to receive approximately $201.3 million (plus any accrued and unpaid dividends) from any liquidation proceeds before holders of our Common Stock would be entitled to receive any proceeds.  Our Mandatory Convertible Preferred Stock ranks on parity with our Series B Preferred Stock.

We may not be able to pay preferred stock dividends in the future.

Since July 2005, we paid regular quarterly dividends on our Series B Preferred Stock through the third quarter of 2008. The annual dividend payable on the Series B Preferred Stock is currently $0.6 million. Prior to the fourth quarter of 2004, we had not declared preferred dividends on Series B Preferred Stock since the second quarter of 2000.  In December 2007, we issued 6.5% Mandatory Convertible Preferred Stock with an annual dividend of $13.1 million, each of which quarterly dividend payments have been made through the third quarter of 2008.  Series B Preferred Stock and Mandatory Convertible Preferred Stock dividends due on January 1, 2009, for the fourth quarter of 2008 and dividends due for the three quarters thereafter were deferred.  In January 2010 we paid all dividends in arrears and dividends due for the fourth quarter of 2009 for the Series B and Mandatory Convertible preferred stock.  However, there can be no assurance that we will continue to pay dividends in the future.

Additional issuances of equity securities by us would dilute the ownership of our existing stockholders and could reduce our earnings per share.

We may issue equity in the future in connection with acquisitions, strategic transactions or for other purposes. Any such acquisition could be material to us and could significantly increase the size and scope of our business, including our market capitalization. We may also be required to issue Common Stock upon the conversion of our Mandatory Convertible Preferred Stock and may pay dividends on our Mandatory Convertible Preferred Stock in shares of our Common Stock.  To the extent we issue any additional equity securities, the ownership of our existing stockholders would be diluted and our earnings per share could be reduced.  As of December 31, 2009 there were warrants outstanding for purchase of 38,694,316 shares of our common stock.  The warrants give the holders the right to purchase our common stock at the following prices:  $2.45 (7,682,927 shares), $2.56 (460,976 shares), $2.50 (18,376,500 shares), and $3.68 (12,173,913).  Warrants to purchase 12,173,193 shares at $3.68 per share expire in June 2010, while the remaining warrants expire in June and August 2014.  See Note 9 of Notes to Consolidated Financial Statements.

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

In addition, our board of directors is authorized to issue additional classes or series of preferred stock without any action on the part of our stockholders.  This includes the power to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over Common Stock with respect to dividends or upon the liquidation, dissolution or winding up of the business and other terms.  If we issue preferred stock in the future that has preference over our Common Stock with respect to the payment of dividends or upon liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our Common Stock, the rights of holders of the Common Stock or the market price of the Common Stock could be adversely affected.  As noted above, as of December 31, 2009, there were warrants outstanding to purchase a total of 38,694,316 shares of our common stock.

We may issue substantial additional shares of Common Stock or other securities in connection with acquisition transactions or for other purposes, to the extent permitted by our credit facility. Any such acquisition could be material to us and could significantly increase the size and scope of our business. Issuances or sales of substantial amounts of additional Common Stock or the perception that such issuances or sales could occur may cause prevailing market prices for our Common Stock to decline and could result in dilution to our stockholders. See If a large number of shares of our Common Stock is sold in the public market, the sales could reduce the trading price of our Common Stock and impede our ability to raise future capital.

If a large number of shares of our Common Stock are sold in the public market, the sales could reduce the trading price of our Common Stock, impede our ability to raise future capital.

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

Our Common Stock is currently listed on the NYSE. In the future, if we were not be able to meet the continued listing requirements of the NYSE, which require, among other things, that the average closing price of our common stock be above $1.00 over 30 consecutive trading days. Our closing stock price on February 16, 2010 was $5.51.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Property Descriptions

OPERATING PROPERTIES

The Greens Creek Unit

Our various subsidiaries own 100% of the Greens Creek Mine located in Southeast Alaska.  The Greens Creek orebody contains silver, zinc, gold and lead, and lies adjacent to the Admiralty Island National Monument, an environmentally sensitive area. The Greens Creek property includes 17 patented lode claims and one patented mill site claim, in addition to property leased from the U.S. Forest Service. Greens Creek also has title to mineral rights on 7,500 acres of federal land adjacent to the properties. The entire project is accessed by boat and served by 13 miles of road and consists of the mine, an ore concentrating mill, a tailings impoundment area, a ship-loading facility, camp facilities and a ferry dock.  The map below illustrates the location and access to Greens Creek:

Prior to April 16, 2008, we owned a 29.7% interest in Greens Creek.  On April 16, 2008, we completed the acquisition of all of the equity of two Rio Tinto subsidiaries holding a 70.3% interest in the Greens Creek mine for approximately $750 million.    The acquisition gives our various subsidiaries control of 100% of the Greens Creek mine, as our wholly-owned subsidiary, Hecla Alaska LLC, owned an undivided 29.7% joint venture interest in the assets of Greens Creek prior to our acquisition of the remaining 70.3% interest.

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

Pursuant to a 1996 land exchange agreement, the joint venture transferred private property equal to a value of $1.0 million to the U.S. Forest Service and received exploration and mining rights to approximately 7,500 acres of land with mining potential surrounding the existing mine. Production from new ore discoveries on the exchanged lands will be subject to federal royalties included in the land exchange agreement. The royalty is only due on production from reserves that are not part of Greens Creek’s extralateral rights. Thus far, there has been no production triggering payment of the royalty. The royalty is 3% if the average value of the ore during a year is greater than $120 per ton of ore, and 0.75% if the value is $120 per ton or less. The benchmark of $120 per ton is adjusted annually according to the Gross Domestic Product (GDP) Implicit Price Deflator until the year 2016, and at December 31, 2009, was at approximately $158 per ton when applying the latest GDP Implicit Price Deflator observation.

Greens Creek is an underground mine which produces approximately 2,100 tons of ore per day. The primary mining methods are cut and fill and longhole stoping. The ore is processed on site at a mill, which produces lead, zinc and bulk concentrates, as well as gold doré. In 2009, ore was processed at an average rate of approximately 2,167 tons per day. During 2009, mill recovery totaled approximately 72% silver, 79% zinc, 69% lead and 64% gold.  The doré is sold to a precious metal refiner and on the open market and the three concentrate products are sold to a number of major smelters worldwide. Concentrates are shipped from a marine terminal located on Admiralty Island about nine miles from the mine site.

The Greens Creek unit has historically been powered completely by diesel generators located on site. However, an agreement was reached during 2005 to purchase excess hydroelectric power from the local power company, Alaska Electric Light and Power Company (“AEL&P”). Installation of the necessary infrastructure was completed in 2006, and use of hydroelectric power commenced during the third quarter of 2006.  This project has reduced production costs at Greens Creek to the extent power has been available.  Low lake levels and increased demand in the Juneau area combined to restrict the amount of power available to Greens Creek during 2007 and 2008.  However, the mine received an increased proportion of its power needs from AEL&P during 2009.  We expect to receive most, if not all, of the mine’s power from AEL&P in 2010, and expect this to continue for the foreseeable future as a result of new capacity installed by AEL&P in 2009.

The employees at Greens Creek are employees of our Hecla Greens Creek Mining Company, our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 329 employees at the Greens Creek unit at December 31, 2009. All equipment, infrastructure and facilities, including camp and concentrate storage facilities, are in good condition.

As of December 31, 2009, we have recorded a $35.3 million asset retirement obligation for reclamation and closure costs. We maintain a $30 million reclamation bond secured by the restricted cash balance of $7.6 million for Greens Creek.   The net book value of the Greens Creek unit property and its associated plant, equipment and mineral interests was approximately $703 million as of December 31, 2009.

Information with respect to production, average costs per ounce of silver produced and proven and probable ore reserves is set forth in the following table, and represents our 100% ownership of Greens Creek after April 16, 2008, and our previous 29.7% ownership prior to that date.

	Years Ended December 31,
Production (6)	2009	2008	2007
Ore milled (tons)	790,871	598,931	217,691
Silver (ounces)	7,459,170	5,829,253	2,570,701
Gold (ounces)	67,278	54,650	20,218
Zinc (tons)	70,379	52,055	18,612
Lead (tons)	22,253	16,630	6,252

Average Cost per Ounce of Silver Produced (1)
Total cash costs	$0.35	$3.29	$(5.27)
Total production costs	$7.65	$8.52	$(1.93)

Probable Ore Reserves (2,3,4,5,6,7)
Total tons	8,314,700	8,064,700	2,513,700
Silver (ounces per ton)	12.1	13.7	13.7
Gold (ounces per ton)	0.10	0.11	0.11
Zinc (percent)	10.3	10.5	10.2
Lead (percent)	3.6	3.8	3.8
Contained silver (ounces)	100,973,300	110,583,200	34,497,800
Contained gold (ounces)	847,400	870,100	270,000
Contained zinc (tons)	852,900	850,700	255,900
Contained lead (tons)	303,300	308,700	95,300
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

(2)
Estimates of proven and probable ore reserves for the Greens Creek unit as of December 2009, 2008 and 2007 are derived from successive generations of reserve and feasibility analyses for different areas of the mine, using a separate assessment of metals prices for each year. The weighted average prices used for reserve estimates in 2007, prior to our acquisition of the remaining 70.3% interest in Greens Creek, were determined by the geology and engineering staff of the Kennecott Greens Creek Mining Company, then an indirect subsidiary of Rio Tinto, plc, with our technical support.  The 2007 prices differ from the prices used by us, for example, in making such calculations for our Lucky Friday unit for that year.  We reviewed the geologic interpretation and reserve methodology, but the reserve compilation for 2007 for Greens Creek was not independently confirmed by us in its entirety.  The average prices used for the Greens Creek unit were:

	December 31,
	2009	2008	2007
Silver (per ounce)	$13.75	$12.25	$8.00
Gold (per ounce)	$775	$650	$529
Lead (per pound)	$0.70	$0.80	$0.27
Zinc (per pound)	$0.70	$0.80	$0.58

(3)
Ore reserves represent in-place material, diluted and adjusted for expected mining recovery. Mill recoveries of ore reserve grades differ by ore zones and are expected to average 74% for silver, 68% for gold, 77% for zinc and 73% for lead.

(4)
The changes in reserves in 2009 versus 2008 are due to lower anticipated ore grades and depletion due to production, partially offset by the addition of new drill data and increases in forecasted precious metals prices.  The changes in reserves in 2008 versus 2007 are due to our acquisition of the remaining 70.3% of Greens Creek in April 2008, along with the addition of new drill data and increases in forecasted precious metals prices, partially offset by depletion due to production.

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

The average silver grade has decreased in 2009 relative to 2008. This decrease is primarily due to additional drilling which has reduced the impact of higher-grade zones included in 2008. In addition, the increase in silver prices has reduced cutoff grade along with greater reliance on higher-volume long-hole stoping, which has the impact of reducing overall ore grades.

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

The second ore-bearing structure, known as the Lucky Friday Expansion Area, has been mined since 1997 pursuant to an operating agreement with Independence Lead Mines Company (“Independence’).  During 1991, we discovered several mineralized structures containing some high-grade silver ores in an area known as the Gold Hunter property, approximately 5,000 feet northwest of the then existing Lucky Friday workings. This discovery led to the development of the Gold Hunter property on the 4900 level. On November 6, 2008, we completed the acquisition of substantially all of the assets of Independence, including all future interest or royalty obligation to Independence and the mining claims pertaining to their agreement with us (see Note 18 of Notes to Consolidated Financial Statements for further discussion).

The principal mining method at the Lucky Friday unit is ramp access, cut and fill. This method utilizes rubber-tired equipment to access the veins through ramps developed outside of the orebody. Once a cut is taken along the strike of the vein, it is backfilled with cemented tailings and the next cut is accessed, either above or below, from the ramp system.

The ore produced from Lucky Friday is processed in a conventional flotation mill, which produces both a lead concentrate and a zinc concentrate. In 2009, ore was processed at an average rate of approximately 950 tons per day. During 2009, mill recovery totaled approximately 94% silver, 93% lead and 89% zinc. All silver-lead and zinc concentrate production during 2009 was shipped to Teck Cominco Limited’s smelter in Trail, British Columbia, Canada.

  Information with respect to the Lucky Friday unit’s production, average cost per ounce of silver produced and proven and probable ore reserves for the past three years is set forth in the table below.

	Years Ended December 31,
Production	2009	2008	2007
Ore milled (tons)	346,395	317,777	323,659
Silver (ounces)	3,530,490	2,880,264	3,071,857
Lead (tons)	22,010	18,393	18,297
Zinc (tons)	10,616	9,386	8,009

Average Cost per Ounce of Silver Produced (1)
Total cash costs	$5.21	$6.06	$(0.75)
Total production costs	$8.02	$7.87	$0.52

Proven Ore Reserves (2,3,4)
Total tons	1,358,200	1,270,000	760,700
Silver (ounces per ton)	12.3	12.4	12.3
Lead (percent)	8.0	7.8	7.2
Zinc (percent)	2.6	2.5	2.5
Contained silver (ounces)	16,640,300	15,800,800	9,324,800
Contained lead (tons)	109,100	98,700	54,500
Contained zinc (tons)	35,100	31,600	18,900

Probable Ore Reserves (2,3,4)
Total tons	1,577,000	523,400	680,000
Silver (ounces per ton)	13.9	11.6	11.9
Lead (percent)	8.9	6.5	7.5
Zinc (percent)	2.9	2.7	2.5
Contained silver (ounces)	21,947,600	6,046,800	8,065,200
Contained lead (tons)	140,300	33,900	50,900
Contained zinc (tons)	46,100	14,300	16,700

Total Proven and Probable Ore Reserves (2,3,4)
Total tons	2,935,200	1,793,400	1,440,700
Silver (ounces per ton)	13.1	12.2	12.1
Lead (percent)	8.5	7.4	7.3
Zinc (percent)	2.8	2.6	2.5
Contained silver (ounces)	38,587,900	21,847,500	17,390,000
Contained lead (tons)	249,400	132,600	105,400
Contained zinc (tons)	81,200	45,900	35,600

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

(2)
Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve prices, anticipated mill recoveries and smelter payables and cash operating costs.  Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at the Lucky Friday, the cutoff grade is expressed in terms of net smelter return (“NSR”), rather than metal grade.  The cutoff grade at the Lucky Friday ranges from $72 per ton NSR to $84 per ton NSR.  Our estimates of proven and probable reserves are based on the following metals prices:

	December 31,
	2009	2008	2007
Silver (per ounce)	$13.75	$12.25	$10.00
Lead (per pound)	$0.70	$0.80	$0.60
Zinc (per pound)	$0.70	$0.80	$1.00

(3)
Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. Mill recoveries are expected to be 93% for silver, 93% for lead and 86% for zinc. Zinc recovery has improved from historical levels due to mill upgrades completed during 2007, 2006 and 2005.

(4)
The changes in reserves in 2009 versus 2008, and in 2008 versus 2007, are due to addition of data from new drill holes and development work, higher anticipated ore grades, and increases in forecasted metals prices, which has resulted in the addition of new reserves based on updated estimates, partially offset by depletion due to production.  The change in reserves in 2009 versus 2008 is also attributed to potential expansion of the mine plan resulting from deeper access beyond the current workings.

(5)	An independent audit by Scott Wilson Roscoe Postle Associates, Inc. was completed in January 2010 for the 2009 reserve model at the Lucky Friday mine.

During 2008, we initiated engineering, procurement and development activities relating to construction of an internal shaft at the Lucky Friday mine, which, upon completion, will provide access from the 4900 level down to the 8000 level of the mine. However, the project was temporarily placed on hold in the fourth quarter of 2008 due to then prevailing metals prices.    Detailed engineering, long lead time procurement, and other early-stage activities for the internal shaft project resumed in 2009.  Current activities include engineering, purchase of long lead time equipment including hoists and service trucks, and pre-development construction from existing workings to the proposed shaft collar, hoist room and other facilities on the 4900 level.

Ultimate reclamation activities are anticipated to include stabilization of tailings ponds and waste rock areas. No final reclamation activities were performed in 2009, and at December 31, 2009, an asset retirement obligation of approximately $1.1 million had been recorded for reclamation and closure costs. The net book value of the Lucky Friday unit property and its associated plant, equipment and mineral interests was approximately $102.0 million as of December 31, 2009. The construction of the facilities at Lucky Friday ranges from the 1950s to 2009, and all are in good physical condition. In 2005, 2006 and 2007, we made capital improvements to our processing plant to improve concentrate grades and metal recoveries. Additions included a three-stage crushing system, increased flotation capacity and two new flash cells, new column cells and tailings thickeners, and an on-stream analyzer. The plant is maintained by our employees with assistance from outside contractors as required.

At December 31, 2009, there were 253 employees at the Lucky Friday unit. The United Steelworkers of America is the bargaining agent for the Lucky Friday’s 198 hourly employees. The current labor agreement expires on April 30, 2010.

Avista Corporation supplies electrical power to the Lucky Friday unit.

Item 3. Legal Proceedings

For a discussion of our legal proceedings, see Note 7 of Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2009.

Executive Officers of the Registrant

Information set forth in Part III, Item 10 is incorporated by reference into this Part I, Item 4.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	(i)	Shares of our common stock are traded on the New York Stock Exchange, Inc.

(ii)	Our common stock quarterly high and low sale prices for the past two years were as follows:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009	– High	$2.95	$3.89	$5.04	$7.47
	– Low	$1.17	$1.85	$2.26	$3.79
2008	– High	$12.79	$13.14	$10.00	$4.93
	– Low	$8.05	$7.40	$4.00	$0.99

(b)	As of February 16, 2010, there were 7,607 shareholders of record of the common stock.

(c)
On January 4, 2010, we paid all cumulative, unpaid dividends on both our Series B and Mandatory Convertible Preferred Stock.  No dividends have been declared on our common stock in the last three years and we have no plans for payment of dividends on common stock. We cannot pay dividends on our common stock if we fail to pay dividends on our Series B or Mandatory Convertible Preferred Stock. Prior to January 2010, quarterly dividends were paid on our Series B Preferred Stock through the first three quarters of 2008, with $0.7 million for cumulative, unpaid dividends at December 31, 2009 for the fourth quarter 2008 and year ended December 31, 2009. Prior to January 2010, dividends have been paid on our Mandatory Convertible Preferred Stock through the first three quarters of 2008, with cumulative, unpaid dividends of $16.5 million at December 31, 2009 for the fourth quarter of 2008 and year ended December 31, 2009.  The dividends paid in January 2010 on our Series B Preferred Stock were paid in cash, while the dividends on our Mandatory Convertible Preferred Stock were paid in shares of our common stock.

(d)	The following table provides information as of December 31, 2009, regarding our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
1995 Stock Incentive Plan	1,571,450	6.46	2,332,216
Stock Plan for Nonemployee Directors	-	N/A	712,886
Key Employee Deferred Compensation Plan	100,000	3.65	2,552,899
Total	1,671,450	6.29	5,598,001

See Notes 8 and 9 of Notes to Consolidated Financial Statements for information regarding the above plans.

(e)	We did not sell any unregistered securities in 2007. During 2008 and 2009, we issued unregistered securities as follows:

a.	On January 17, 2008, we issued 550,000 unregistered common shares to fund our donation to the Hecla Charitable Foundation.

b.
On January 24, 2008, we issued 118,333 unregistered common shares in a private placement pursuant to section 4(2) of the 1933 Act and Regulation D to an accredited investor to acquire properties in the Silver Valley of Northern Idaho.

c.
On February 21, 2008, we issued 927,716 unregistered common shares in a private placement pursuant to section 4(2) of the 1933 Act and Regulation D to an accredited investor to acquire a joint venture interest (see Note 18 of Notes to Consolidated Financial Statements).

d.
On April 16, 2008, we issued 4,365,000 unregistered common shares in a private placement pursuant to section 4(2) of the 1933 Act and Regulation D to an accredited investor to partially fund our acquisition of the remaining 70.3% interest in the Greens Creek Joint Venture (see Note 18 of Notes to Consolidated Financial Statements).

e.
On October 24, 2008, we issued 633,360 unregistered common shares in a private placement pursuant to section 4(2) of the 1933 Act and Regulation D to an accredited investor as the result of an amendment to a joint venture buy-in agreement (see Note 18 of Notes to Consolidated Financial Statements).

f.
On February 10, 2009, we issued 42,621 unregistered shares of our 12% Convertible Preferred Stock to our various lenders listed in the Fourth Amendment to our Credit Agreement filed as exhibit 10.5 to our Current Report on Form 8-K filed on February 4, 2009.  The shares were not registered under the Securities Act of 1933 in reliance on Section 4(2) of such Act and Regulation D thereunder and issued as a fee to the lenders for the deferral of principal payments under the Fourth Amendment.

g.
On June 4, 2009, we issued unregistered equity securities in a private placement pursuant to Section 4(2) of the Securities Act of 1933 Act and Regulation D thereunder to accredited investors.  The securities consist of 17,391,302 shares of our common stock and Series 4 Warrants to purchase 12,173,913 shares of our common stock.  The Series 4 Warrants have an exercise price of $3.68 per share, subject to certain adjustments.  They became exercisable on December 7, 2009 and remain exercisable during the 181 day period following that date. The proceeds from the issuance were used to repay a portion of the prior outstanding balance on our amended and restated credit facility.

(f)	Comparison of Five-Year Cumulative Total Shareholder Return—December 2004 through December 2009(1):

Hecla Mining Company, S&P 500, S&P 500 Gold Index, and Custom Peer Group(2)

Date	Hecla Mining	S&P 500	S&P 500 Gold Index	2008 Old Peer Group 2	2009 New Peer Group 3

December 2004	$100.00	$100.00	$100.00	$100.00	$100.00
December 2005	$69.64	$104.91	$121.39	$126.35	$128.26
December 2006	$131.39	$121.48	$103.45	$188.43	$182.50
December 2007	$160.38	$128.16	$112.92	$224.55	$197.57
December 2008	$48.03	$80.74	$95.05	$175.56	$139.95
December 2009	$106.00	$102.11	$111.47	$223.33	$226.71

(1)	Total shareholder return assuming $100 invested on December 31, 2004 and reinvestment of dividends on quarterly basis.

(2)
Agnico-Eagle Mines Ltd., Centerra Gold, Inc., Coeur d’Alene Mines Corp., Golden Star Resources Ltd., IAMGOLD Corporation, Kinross Gold Corporation, Northgate Minerals Corporation, Pan American Silver Corp., Stillwater Mining Company, Yamana Gold Inc.

(3)
Agnico-Eagle Mines Ltd., Centerra Gold, Inc., Coeur d’Alene Mines Corp., Eldorado Gold Corp., Gammon Gold Inc., Golden Star Resources Ltd., IAMGOLD Corporation, Northgate Minerals Corporation, Pan American Silver Corp., Stillwater Mining Company

Item 6. Selected Financial Data

The following table (in thousands, except per share amounts, common shares issued, shareholders of record, and employees) sets forth selected historical consolidated financial data as of and for each of the years ended December 31, 2005 through 2009, and is derived from our audited financial statements. The data set forth below should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and the Notes thereto.

	2009		2008		2007		2006		2005
Sales of products		$312,548		$204,665		$157,640		$126,108		$74,488
Net income (loss) from continuing operations		$67,826		$(37,173)		$68,157		$64,788		$(17,951)
Income (loss) from discontinued operations, net of tax	$	---		$(17,395)		$(14,960)		$4,334		$(7,409)
Loss on disposal of discontinued operations, net of tax	$	---		$(11,995)	$	---	$	---	$	---
Net income (loss)		$67,826		$(66,563)		$53,197		$69,122		$(25,360)
Preferred stock dividends (1,2)		$(13,633)		$(13,633)		$(1,024)		$(552)		$(552)
Income (loss) applicable to common shareholders		$54,193		$(80,196)		$52,173		$68,570		$(25,912)
Basic income (loss) per common share		$0.24		$(0.57)		$0.43		$0.57		$(0.22)
Diluted income (loss) per common share		$0.23		$(0.57)		$0.43		$0.57		$(0.22)
Total assets		$1,046,784		$988,791		$650,737		$346,269		$272,166
Accrued reclamation & closure costs		$131,201		$121,347		$106,139		$65,904		$69,242
Noncurrent portion of debt and capital leases		$3,281		$113,649	$	---	$	---		$3,000
Cash dividends paid per common share	$	---	$	---	$	---	$	---	$	---
Cash dividends paid per Series B preferred share (1)	$	---		$3.50		$3.50		$3.50		$18.38
Cash dividends paid per Mandatory Convertible Preferred share (2)	$	---		$3.48	$	---	$	---	$	---
Common shares issued		238,415,742		180,461,371		121,456,837		119,828,707		118,602,135
Mandatory Convertible Preferred shares issued		2,012,500		2,012,500		2,012,500		---		---
Series B Preferred shares issued		157,816		157,816		157,816		157,816		157,816
Shareholders of record		7,647		7,936		6,598		6,815		7,568
Employees		656		742		871		1,155		1,191
______________

(1)
As of December 31, 2004, we had not declared or paid a total of $2.3 million of Series B preferred stock dividends. The $2.3 million in cumulative, undeclared dividends were paid in July 2005. A $0.875 per share dividend was declared on the 157,816 outstanding Series B preferred shares in December 2004, and paid in January 2005, and additional dividends totaling $0.4 million were declared and paid during 2005. A total of $2.9 million in dividends paid during 2005 are included in the amount reported as cash dividends paid per Series B preferred share for 2005, and $0.6 million in dividends declared during 2005 were included in the determination of loss applicable to common stockholders. During 2006 and 2007, $0.6 million in Series B preferred dividends were declared and paid.  During 2008, $0.4 million in Series B preferred dividends were declared and paid, while $0.1 million in dividends for the fourth quarter of 2008 were deferred.  Series B preferred dividends for the first three quarters of 2009, which totaled $0.6 million, were also deferred.  In December 2009, we declared all dividends in arrears on our Series B preferred stock of $0.6 million and the scheduled $0.1 dividend for the fourth quarter of 2009.  These dividends were paid in cash in January 2010.  Therefore, dividends declared on our Series B preferred shares of $0.7 million were included in the determination of income applicable to common shareholders for 2009 with no cash paid for Series B preferred dividends during 2009.

(2)
Cumulative undeclared, unpaid Mandatory Convertible Preferred Stock dividends for the period from issuance to December 31, 2007 totaled $0.5 million, and are reported in determining income applicable to common shareholders for the year ended December 31, 2007.  The $0.5 million in cumulative undeclared dividends were paid in April 2008.  During 2008, $9.8 million in Mandatory Convertible Preferred dividends were declared and paid.  $6.5 million of the dividends declared in 2008 were paid in cash, and are included in the amount reported as cash dividends paid per Mandatory Convertible Preferred Share, and $3.3 million of the dividends declared in 2008 were paid in our Common Stock.  Mandatory Convertible Preferred Stock dividends for the fourth quarter of 2008 totaling $3.3 million were deferred.  Dividends on our Mandatory Convertible Preferred Stock totaling $9.8 million for the first three quarters of 2009 were deferred.  In December 2009, we declared the $13.1 million in dividends in arrears on our Mandatory Convertible Preferred Stock and the scheduled $3.3 million dividend for the fourth quarter of 2009.  These dividends were paid in shares of our common stock in January 2010.  Therefore, dividends declared on our Mandatory Convertible Preferred Stock of $13.1 million were included in the determination of income applicable to common shareholders for 2009 with no cash paid for Mandatory Convertible Preferred Stock dividends in 2009.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Established in 1891 in northern Idaho’s Silver Valley, Hecla Mining Company has long been well known in the mining world and financial markets as a quality producer of silver and gold. Headquartered in Coeur d’Alene, Idaho, this international, NYSE-traded company is 119 years old. Our production profile includes:

•	Silver, gold, lead, and zinc contained in concentrates shipped to various smelters

•	Gold doré

Our operating properties and exploration interests are located in jurisdictions with relatively moderate political and economic risk in the United States and Mexico, and are located in historically successful mining districts. We have two business segments for financial reporting purposes: the Greens Creek operating unit on Admiralty Island in Alaska and the Lucky Friday operating unit in Idaho.

Our operating and strategic framework is based on expanding our production and locating and developing new resource potential. In 2009, we

•
Attained record revenue, gross profit, and cash flow from operating activities, milestones directly related to our acquisition of the remaining 70.3% interest of the Greens Creek Mine near Juneau, Alaska in 2008.

•	Produced record ore volume through our Lucky Friday mine near Mullan, Idaho.

•	Significantly boosted our financial liquidity, fully repaying all outstanding debt and ending the year with a cash and cash equivalents balance of over $104 million.

•
Increased our exploration budget during the year compared to our expectations at the beginning of the year by 40%, drilling targets at each of our four land packages in Alaska, Idaho, Colorado, and Mexico.

Like many companies, we were affected by the global financial crisis and recession. After seeing the silver price fall from a high of $20.92 to a low of $8.88 in 2008, we saw prices rebound to an average of $14.65 for the year and $17.58 for the fourth quarter of 2009. Similar volatility was shown by our important base metals by-products, lead and zinc, which fell by two-thirds during 2008, but have since rebounded to levels double their low points in 2008. The increased exposure to metals prices offered by our ownership of 100% of Greens Creek in 2009, combined with cost controls across the board, put us in a position to benefit significantly from the price recovery and achieve the milestones described above.

Our increased production, resulting both from operational efforts and full-year 100% ownership of Greens Creek, rebounding metals prices, and proceeds from issuances of equity securities allowed us to fully repay the $161.7 million in debt outstanding at December 31, 2008, and to redeem preferred shares and hedging instruments related to the debt. Our cost management efforts made significant contributions to our results as well. Greens Creek mining and milling costs fell by 18% per ton in 2009, attributable both to the efforts of our people and to decreased fuel costs following completion of a dam giving us access to additional hydroelectric power. Our mining and milling costs at Lucky Friday declined by 5% in the same period due to a cost reduction program.

We increased our production of silver to a record 10.9 million ounces in 2009, up from 8.7 million ounces in 2008. Production of lead and zinc, important by-products at our Lucky Friday and Greens Creek mines, also increased to record levels in 2009, with production of lead higher by 26% and zinc by 32% due to higher ore volumes and grades at both operations and our acquisition of the remaining interest in Greens Creek.

Revenues increased by 53% in 2009 over 2008, resulting from higher realized prices, the full-year ownership of Greens Creek, and higher ore throughput and grades.

We reported diluted income per share of $0.23 in 2009 compared to a loss of $0.57 in 2008. Gross profit from operations improved to $101.1 million in 2009 from $17.9 million in 2008 as a result of higher realized prices for all four metals we sell and lower operating costs per ton, although our results were dampened somewhat, as anticipated, by higher depreciation of our newly-acquired 70.3% interest in Greens Creek and increased depreciable assets at Lucky Friday. Exploration costs were 59% lower in 2009 due to cost reduction efforts through the first part of the year, but increased in the fourth quarter. General and administrative costs increased by $4.7 million in 2009 primarily resulting from severance costs related to a reduction in workforce, and to decreases to the valuation of stock appreciation rights in 2008 that did not recur in 2009. We recorded gains on sales of investments and fixed assets, net of losses on impairments of investments, of $7.3 million in 2009 versus $7.9 in 2008.  In 2009 we recorded a $7.1 million tax benefit from a decreased valuation allowance on deferred tax assets.  In 2008 we recorded an overall tax provision, as we did not decrease the valuation allowance as a result of declining metals prices at that time.

The factors driving metals prices are beyond our control and are difficult to predict. As noted above, prices have been highly volatile in the last two years. Average prices in 2009 compared to those in 2008 and 2007 are illustrated in the Results of Operations section below.

Key Issues

We intend to achieve our strategy of increasing production and expanding our proven and probable reserves through development and exploration, as well as by future acquisitions. Our strategic plan requires that we manage several pervasive challenges and risks inherent in conducting mining, development, exploration and metal sales at multiple locations.

One such risk involves metals prices. While the metals mining industry enjoyed continued strength in metals prices from 2006 through mid-2008, we have no control over prices. As noted above, silver, lead and zinc prices have been highly volatile, falling sharply in the last quarter of 2008 and recovering through 2009.  Industrial demand of silver is closely linked to world GDP growth and to industrial fabrication levels, as it is difficult to substitute silver in industrial fabrication. We believe that global economic conditions are beginning to improve and that industrial trends, including growth of the middle class in countries like China and India, will result in continued consumer and industrial demand for silver. Investment demand for silver and gold has been relatively strong for the past three years and is influenced by various factors, including:  the strength of the U.S. Dollar and other currencies, expanding U.S. budget deficits, widening availability of exchange-traded commodity funds, interest rate levels, the health of credit markets, and inflationary expectations. Uncertainty towards a global economic recovery could result in continued investment demand for precious metals. However, there can be no assurance whether these trends will continue or to how they will impact prices of the metals we produce.

We must make our strategic plans in the context of significant uncertainty about future revenues, which may impact new opportunities that require many years and substantial cost from discovery to production. We approach this challenge by investing exploration and capital in districts with an established history of success, and in managing our operations in a manner that seeks to mitigate the effects of lower prices.  In the coming year we anticipate an increase in exploration activity compared to 2009 at or near our operating mines at Greens Creek and Lucky Friday, as well as at our exploration projects in Colorado and Mexico.

The recent unprecedented volatility in global financial markets poses a significant challenge to our ability to access credit and equity markets and to sell our products at a profit. We have seen our share price rebound from its lowest levels in 2008 and have eliminated our debt partly by increasing our shares outstanding by 32% during 2009 and issuing warrants at exercises prices ranging from $2.50 to $3.68 per share. We have also entered into a three-year, $60 million revolving credit agreement under which there are no outstanding borrowings as of December 31, 2009, yet our ability to retain the facility depends in part on financial thresholds driven by the prices of products we sell.

Another challenge is the risk associated with environmental litigation and ongoing reclamation activities. As described in Note 7 of Notes to Consolidated Financial Statements, it is possible that our estimate of these liabilities may change in the future, affecting our strategic plans.  In addition, proposed measures to address climate change and green house gas emissions could have an adverse impact on our operations and financial performance in the future (see Item 1A. Risk Factors – Legal, Market and Regulatory Risks - We face substantial governmental regulation and environmental risk). In accordance with our environmental policy, we attempt to conduct our operating activities in a manner that minimizes risks to public health and safety. We attempt to design and manage our projects to reasonably minimize risk and negative effects on the environment. We intend to continue to strive to ensure that our activities are conducted in compliance with applicable laws and regulations and to attempt to settle the environmental litigation.

Reserve estimation is a major risk inherent in mining. Our reserve estimates, which drive our mining and investment plans and many of our costs, may change based on economic factors and actual production experience. Until ore is actually mined and processed, the volumes and grades of our reserves must be considered as estimates. Our reserves are depleted as we mine. Reserves can also change as a result of changes in metals prices and costs, as well as economic and operating assumptions.

Results of Operations

For the year ended December 31, 2009, we reported income applicable to common shareholders of $54.2 million compared to a loss applicable to common shareholders of $80.2 million in 2008 and income applicable to common shareholders of $52.2 million in 2007. The following factors led to the improved results for the year ended December 31, 2009 compared to 2008 and 2007:

•
Increased gross profit at our Greens Creek unit in 2009 compared to 2008 and 2007.  Gross profit in 2009 at our Lucky Friday unit was higher compared to 2008, but was lower compared to gross profit for 2007.  See the Greens Creek Segment and Lucky Friday Segment sections below for further discussion of operating results.

•
Losses from discontinued operations at the now-divested La Camorra unit for the years ended December 31, 2008 and 2007 of $17.4 million and $15.0 million, respectively.  There was no such comparable loss reported in 2009 as we completed the sale of our discontinued Venezuelan operations in July 2008 (see the Discontinued Operations – La Camorra Unit section below).  In addition, we recorded a loss on the sale of our interests in Venezuela, net of related income tax effect, of $12.0 million in 2008 (see Note 12 of Notes to Consolidated Financial Statements for more information).

•
A decrease in exploration expense to $9.2 million in 2009 compared to $22.5 million in 2008 and $15.9 million in 2007 as a result of an overall cash conservation effort. The termination of an employee benefit plan resulting in a non-cash gain of $9.0 million recognized in the first quarter of 2009 (see Note 8 of Notes to Consolidated Financial Statements for more information).

•	The sale of our Velardeña mill in Mexico in March 2009 generating a pre-tax gain of $6.2 million (see Note 14 of Notes to Consolidated Financial Statements for more information).

•	The sale of our investment in Aquiline Resources Inc. stock for proceeds and a pre-tax gain of approximately $4.1 million in the fourth quarter of 2009.

•
Interest expense, net of interest capitalized, decreased to $11.3 million in 2009 from $19.6 million for the year ended December 31, 2008 due to repayments of debt incurred for the acquisition of the remaining 70.3% ownership interest in Greens Creek.  See Note 6 of Notes to the Consolidated Financial Statements for more information on our debt facilities.

•
Valuation allowance adjustments to our deferred tax asset balances resulted in a $7.1 million net income tax benefit recognized in 2009 compared to a $3.6 million income tax provision in 2008 and a $10.5 million income tax benefit recognized in 2007 (see Note 5 of Notes to the Consolidated Financial Statements for further discussion).

•
An adjustment of $44.7 million in 2007 to increase our estimated liabilities for environmental remediation in Idaho’s Coeur d’Alene Basin and the Bunker Hill Superfund Site.  During the second quarter of 2007, we finalized a proposed multi-year clean-up plan for the upper portion of the Coeur d’Alene Basin, together with an estimate of related costs to implement the plan.  Based on that work and a reassessment of our other potential liabilities in the Basin, we increased our accrual for remediation in the Basin by $42 million.  We also accrued an additional $2.7 million for the remaining Bunker Hill Superfund Site work.  However, we also recorded an increase of approximately $4.0 million in the fourth quarter of 2009 to our estimated liabilities for environmental remediation at our Grouse Creek unit ($3.2 million) and the Bunker Hill Superfund Site ($0.8 million) as a result of revisions to the reclamation work plans.  For additional discussion, see Bunker Hill Superfund Site and Coeur d’Alene River Basin Environmental Claims in Note 7 of Notes to the Consolidated Financial Statements.

•
We committed to a donation of our common stock valued at $5.1 million in 2007 for the creation of Hecla Charitable Foundation, an organization that will fund charitable contributions with particular emphasis in those communities in which Hecla has employees or operations.

•
Higher average prices for gold produced at our operations in 2009 compared to 2008 and 2007.  The following table summarizes average market prices and our realized prices for silver, gold, lead and zinc for the years ended December 31, 2009, 2008 and 2007:

		December 31,
		2009	2008	2007
Silver —	London PM Fix ($/ounce)	$14.65	$15.02	$13.39
	Realized price per ounce	$15.63	$14.40	$13.78
Gold —	London PM Fix ($/ounce)	$973	$872	$697
	Realized price per ounce	$1,017	$865	$731
Lead —	LME Final Cash Buyer ($/pound)	$0.78	$0.95	$1.17
	Realized price per pound	$0.88	$0.83	$1.23
Zinc —	LME Final Cash Buyer ($/pound)	$0.75	$0.85	$1.47
	Realized price per pound	$0.90	$0.71	$1.24

Concentrate sales are generally recorded as revenues at the time of shipment.  Due to the time elapsed between shipment of concentrates and final settlement with the smelters, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metal prices each period through final settlement. The differences between our realized metal prices and average market prices are due in part to price adjustments included in our revenues resulting from the difference between metal prices upon transfer of title of concentrates to the buyer and metal prices at the time of final settlement.  For 2009, we reported positive adjustments to provisional settlements of $25.6 million compared to negative adjustments to provisional settlements of $25.7 million in 2008 and $3.1 million in 2007.  Our realized prices for silver and gold were higher in 2009 compared to 2008 and 2007.  Realized prices in 2009 for lead and zinc were higher than their 2008 levels, but lower than our realized prices for those metals in 2007.  While Hecla’s average realized prices for all four metals exceeded average market prices in 2009, we believe that market metal price trends are a significant factor in our operating and financial performance.  Because we are unable to predict fluctuations in prices for metals and have limited control over the timing of our concentrate shipments, there can be no assurance that our realized prices will exceed or even meet average market metals prices for any future period.

Other significant variances affecting the comparison of our income applicable to common shareholders for 2009 to results for 2008 and 2007 were as follows:

•	Lower average market prices for zinc and lead in 2009 compared to 2007 as illustrated by the table above.

•	The sale of our interest in the Hollister Development Block gold exploration project in April 2007, which resulted in a pre-tax gain of $63.1 million reported in the second quarter of 2007.

•
Higher debt-related fees in 2009 due to $4.3 million in expense recognized in the first quarter of 2009 for preferred shares issued pursuant to our amended and restated credit agreement and $1.7 million in professional fees incurred in 2009 related to compliance with our amended and restated credit agreement.  See Note 6 and Note 9 of Notes to Consolidated Financial Statements for more information.

•
Preferred stock dividends of $13.6 million for the years ended December 31, 2009 and 2008 compared to $1.0 million for 2007.  The increase in 2009 and 2008 is due to the issuance of 2,012,500 shares of Mandatory Convertible Preferred Stock in December 2007.  The net proceeds from the preferred stock issuance were utilized for the purchase of the remaining interest in the Greens Creek joint venture.

•
In the second quarter of 2009 we recognized a $3.0 million loss on impairment of shares of Rusoro stock received in the 2008 sale of our discontinued Venezuelan operations (see Note 2 of Notes to the Consolidated Financial Statements for further discussion).

 Greens Creek Segment

Below is a comparison of the operating results and key production statistics of our Greens Creek segment, which reflects our 29.7% ownership share through April 16, 2008 and our 100% ownership thereafter.  See Note 18 of Notes to Consolidated Financial Statements for further discussion of the acquisition of the 70.3% interest in Greens Creek. Dollars are presented in thousands, except for per ton and per ounce amounts.

	Years Ended December 31,
	2009	2008	2007
Sales	$229,318	$141,103	$75,213
Cost of sales and other direct production costs	$(103,670)	$(110,540)	$(30,240)
Depreciation, depletion and amortization	$(52,909)	$(30,022)	$(8,440)
Gross Profit	$72,739	$541	$36,533

Tons of ore milled	790,871	598,931	217,691
Production:
Silver (ounces)	7,459,170	5,829,253	2,570,701
Gold (ounces)	67,278	54,650	20,218
Zinc (tons)	70,379	52,055	18,612
Lead (tons)	22,253	16,630	6,252
Payable metal quantities sold:
Silver (ounces)	6,482,439	5,143,758	2,240,092
Gold (ounces)	54,801	44,977	15,543
Zinc (tons)	52,928	39,433	14,187
Lead (tons)	16,749	13,877	4,748
Ore grades:
Silver ounces per ton	13.01	13.69	15.45
Gold ounces per ton	0.13	0.14	0.14
Zinc percent	10.13	10.13	9.67
Lead percent	3.64	3.59	3.66
Total cash cost per silver ounce (1)	$0.35	$3.29	$(5.27)
______________

(1)
A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Reconciliation of Total Cash Costs to Costs (non-GAAP) of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The increase in gross profit during 2009 compared to 2008 and 2007 was primarily the result of the following factors:

•
Positive price adjustments to revenues of $22.2 million during 2009 compared to negative price adjustments of $22.9 million in 2008 and $2.5 million in 2007.  Price adjustments to our revenues result from changes in the estimated settlement prices for our provisionally priced concentrate sales.

•	An increase in our share of production due to our acquisition of the remaining 70.3% of Greens Creek in April 2008.

•
Cost of sales in 2008 included the excess of fair value over cost of the finished and in-process product inventory acquired upon purchase of the 70.3% ownership interest.  Upon the sale of the acquired inventory, the excess of fair market value over costs was expensed, which increased cost of sales and decreased gross profit margin in 2008 by $16.6 million.

•
Lower production costs, which decreased in 2009 by 19% and 16%, respectively, per ton of ore milled, compared to 2008 and 2007, respectively.  The lower costs are primarily due to increased availability of grid/hydroelectric power, lower diesel prices and improved ore production.

•	Higher average prices for gold in 2009 compared to 2008 and 2007.

These factors were partially offset by:

•	A decline in average market prices for zinc and lead from their levels in 2007.

•
Higher depreciation, depletion and amortization expense in 2009 by $22.9 million compared to 2008 and $44.5 million compared to 2007 as a result of the fair market valuation of the acquired 70.3% share of property, plant, equipment and mineral interests at the acquisition date, additional depreciable assets placed into service, and an increase in units-of-production depreciation driven by higher production in 2009.

•	Silver ore grades in 2009 that were lower by 5% and 16%, respectively, compared to 2008 and 2007.

•
Mine license taxes that increased in 2009 by $4.6 million compared to 2008 and $3.4 million compared to 2007.  The higher taxes are due to the increased profits resulting from the factors discussed above.

The Greens Creek operation is partially powered by diesel generators, and production costs are significantly affected by fluctuations in fuel prices. Infrastructure has been installed that allows hydroelectric power to be supplied to Greens Creek by AEL&P via a submarine cable from North Douglas Island, near Juneau, to Admiralty Island, where Greens Creek is located.   This project has reduced production costs at Greens Creek to the extent power has been available.  During 2009, the mine received an increased proportion of its power needs from AEL&P.   We expect this to continue in the foreseeable future.

The $2.94 decrease in total cash cost per silver ounce in 2009 compared to 2008 is primarily due to production costs and treatment and freight costs that decreased by $2.21 and $0.59 per ounce, respectively, and by-product credits that increased by $0.71 per ounce, partially offset by production taxes that increased by $0.59 per ounce.  The $8.56 increase in total cash costs per silver ounce in 2008 compared to 2007 is attributable to lower by-product credits by $2.24 per ounce and production costs and treatment and freight that increased by $2.77 and $2.34 per ounce, respectively. While value from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product is appropriate because:

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

The Lucky Friday Segment

The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands, except per ounce amounts):

	Years Ended December 31,
	2009	2008	2007
Sales	$83,230	$63,562	$82,427
Cost of sales and other direct production costs	$(44,972)	$(41,059)	$(37,291)
Depreciation, depletion and amortization	$(9,928)	$(5,185)	$(3,883)
Gross profit	$28,330	$17,318	$41,253

Tons of ore milled	346,395	317,777	323,659
Production:
Silver (ounces)	3,530,490	2,880,264	3,071,857
Lead (tons)	22,010	18,393	18,297
Zinc (tons)	10,616	9,386	8,009
Payable metal quantities sold:
Silver (ounces)	3,316,034	2,697,089	2,869,322
Lead (tons)	20,461	16,915	17,362
Zinc (tons)	7,794	6,299	5,076
Ore grades:
Silver ounces per ton	10.86	9.70	10.27
Lead percent	6.82	6.23	6.12
Zinc percent	3.46	3.52	3.16
Total cash cost per silver ounce (1)	$5.21	$6.06	$(0.75)
______________

(1)
A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The $11.0 million increase in gross profit for 2009 compared to 2008 is primarily the result of higher production, due to higher silver ore grades and increased mill tonnage, and a 6% decrease in production costs.  In addition, positive price adjustments to revenues of $3.4 million impacted results for 2009 due to increases in metals prices between transfer of title of concentrates to buyers and final settlement during the year.  Revenues for 2008 at Lucky Friday included $2.8 million in negative price adjustments.  The $23.9 million decrease in gross profit in 2008 compared to 2007 resulted primarily from lower average lead and zinc prices, a 22% increase in production costs, and silver ore grades that decreased by 6%. In addition, the $2.8 million in negative price adjustments for 2008 were higher than $0.6 million in negative price adjustments for 2007.

The decrease in total cash costs per silver ounce in 2009 compared to 2008 is primarily due to lower production costs and treatment and freight costs by $1.87 and $1.34 per ounce, respectively.  The lower costs were partially offset by a decrease in by-product credits by $2.10 per ounce due to lower average lead and zinc prices.  The $6.81 increase in total cash costs in 2008 compared to 2007 is attributed to lower by-product credits by $2.21 per ounce and higher production costs and treatment and freight costs by $2.37 and $1.33 per ounce, respectively.  While value from lead and zinc is significant at the Lucky Friday, we believe that identification of silver as the primary product, with zinc and lead as by-products, is appropriate because:

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

Discontinued Operations - The La Camorra Unit

During the third quarter of 2008, we sold our wholly owned subsidiaries holding our business and operations of the La Camorra Unit to Rusoro Mining, Ltd. (“Rusoro”) for $20 million in cash and 3,595,781 shares of Rusoro common stock. The results of our Venezuelan operations have been reported in discontinued operations for all periods presented.  See Note 12 of Notes to Consolidated Financial Statements for more information.

The following is a comparison of operating results and key production statistics for our discontinued Venezuelan operations, which included the La Camorra mine, a custom milling business and Mina Isidora (dollars are in thousands, except per ounce amounts):

	Years ended December 31,
	2008	2007
Sales	$23,855	$68,920
Cost of sales and other direct production costs	(21,656)	(52,212)
Depreciation, depletion and amortization	(4,785)	(14,557)
Gross profit (loss)	$(2,586)	$2,151
Tons of ore milled	25,516	142,927
Gold ounces produced	22,160	87,490
Gold ounce per ton	0.894	0.629

Corporate Matters

Other significant variances affecting 2009 results compared to 2008 results were as follows:

•
General and administrative expense was higher by $4.7 million in 2009 due to negative mark-to-market adjustments for the valuation of stock appreciation rights in 2008 and costs incurred for workforce reductions, partially offset by decreased staffing.

•
Increase in other operating expense of $2.6 million in 2009 primarily due to an increase in pension benefit costs recognized resulting from a decrease in the expected returns calculated for plan assets due to lower plan asset values.

•	$2.7 million decrease in interest income in 2009 as a result of lower cash balances.

•
Lower interest expense, net of amount capitalized, in 2009 by $8.2 million due to payoff of our bridge facility balance in February 2009 and payoff of our term facility balance in October 2009.  See Note 6 of Notes to Consolidated Financial Statements for more information on our credit facilities.

•
Higher debt-related fees in 2009 due to $4.3 million in expense recognized in the first quarter of 2009 for preferred shares issued pursuant to our amended and restated credit agreement and $1.7 million in professional fees incurred in 2009 related to compliance with our amended and restated credit agreement.  See Note 6 and Note 9 of Notes to Consolidated Financial Statements for more information.

•
An income tax benefit of $7.7 million in 2009 compared to an income tax provision of $3.8 million in 2008.  The 2009 income tax benefit is primarily related to a $7.1 million reduction in the valuation allowance for our deferred tax asset balances in the fourth quarter. See Note 5 to Notes to Consolidated Financial Statements for further discussion.

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

•	Lower pre development expense in 2008 due to our sale of the Hollister Development Block project in Nevada in April 2007.

•	An increase in other operating expense of $1.5 million as a result of our acquisition of the remaining 70.3% interest in Greens Creek;

•	A decrease in the provision for closed operations and environmental matters in 2008 of $44.8 million due to increases to reclamation accruals recorded in 2007.

•	A $3.3 million decrease in interest income in 2008 compared to 2007 due to lower cash balances and interest rates.

•
Interest expense of $19.6 million for the year ended December 31, 2008 in connection with debt incurred for the purchase of the remaining 70.3% interest in the Greens Creek joint venture.  See Note 6 of Notes to the Consolidated Financial Statements for more information on our debt facilities.

•	An income tax provision of $3.8 million for 2008 compared to an income tax benefit of $8.5 million for 2007. See Note 5 to Notes to Consolidated Financial Statements for further discussion.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The tables below present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) for our operations at the Greens Creek and Lucky Friday units for the years ended December 31, 2009, 2008 and 2007 (in thousands, except costs per ounce).  Tables in previous periods have presented gold cost per ounce, however as a result of our sale of all of the outstanding capital stock of El Callao and Drake-Bering, our gold operations have been reclassified as discontinued operations for all periods presented.

Total cash costs include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining expense, on-site general and administrative costs, royalties and mining production taxes, net of by-product revenues earned from all metals other than the primary metal produced at each unit. Total cash costs provide management and investors an indication of net cash flow, after consideration of the realized price received for production sold. Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective. “Total cash cost per ounce” is a measure developed by precious metals companies in an effort to provide a comparable standard; however, there can be no assurance that our reporting of this non-GAAP measure is similar to that reported by other mining companies.

Cost of sales and other direct production costs and depreciation, depletion and amortization, is the most comparable financial measure calculated in accordance with GAAP to total cash costs. The sum of the cost of sales and other direct production costs and depreciation, depletion and amortization for our operating units in the tables below is presented in our Consolidated Statement of Operations and Comprehensive Income (Loss).

	Total, All Properties
	Year ended December 31,
	2009	2008	2007
Total cash costs	$20,958	$36,621	$(15,873)
Divided by silver ounces produced	10,989	8,709	5,643
Total cash cost per ounce produced	$1.91	$4.20	$(2.81)
Reconciliation to GAAP:
Total cash costs	$20,958	$36,621	$(15,873)
Depreciation, depletion and amortization	62,837	35,207	12,323
Treatment costs	(80,830)	(70,776)	(27,617)
By-product credits	206,608	164,963	112,079
Change in product inventory	310	20,254	(1,261)
Reclamation, severance and other costs	1,596	537	203
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$211,479	$186,806	$79,854

	Greens Creek Unit
	Year ended December 31,
	2009	2008	2007
Total cash costs	$2,582	$19,157	$(13,560)
Divided by silver ounces produced	7,459	5,829	2,571
Total cash cost per ounce produced	$0.35	$3.29	$(5.27)
Reconciliation to GAAP:
Total cash costs	$2,582	$19,157	$(13,560)
Depreciation, depletion and amortization	52,909	30,022	8,440
Treatment costs	(62,037)	(51,495)	(14,808)
By-product credits	161,537	122,146	59,622
Change in product inventory	14	20,245	(1,200)
Reclamation, severance and other costs	1,574	487	186
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$156,579	$140,562	$38,680

	Lucky Friday Unit
	Year ended December 31,
	2009	2008	2007
Total cash costs	$18,376	$17,464	$(2,313)
Divided by silver ounces produced	3,530	2,880	3,072
Total cash cost per ounce produced	$5.21	$6.06	$(0.75)
Reconciliation to GAAP:
Total cash costs	$18,376	$17,464	$(2,313)
Depreciation, depletion and amortization	9,928	5,185	3,883
Treatment costs	(18,793)	(19,281)	(12,809)
By-product credits	45,071	42,817	52,457
Change in product inventory	296	9	(61)
Reclamation, severance and other costs	22	50	17
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$54,900	$46,244	$41,174

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	December 31, 2009	December 31, 2008	December 31, 2007
Cash and cash equivalents held in U.S. dollars	$104.6	$36.2	$343.1
Cash and cash equivalents held in foreign currency	0.1	0.3	30.0
Adjustable rate securities	---	---	4.0
Marketable equity securities, current	1.1	---	21.8
Marketable equity securities, non-current	2.2	3.1	8.4
Total cash, cash equivalents and investments	$108.0	$39.6	$407.3

Cash and cash equivalents held in U.S. dollars increased by $68.4 million in 2009, as discussed below. Cash held in foreign currencies in 2009 and 2008 represent nominal balances in Canadian dollars and Mexican pesos, while in 2007 they consisted primarily of Venezuelan Bolívares held by our Venezuelan subsidiaries, which we sold in 2008.

As described in Note 6 of Notes to Consolidated Financial Statements, we entered into a $380 million credit facility in April of 2008 for the acquisition of the companies owning 70.3% of the joint venture operating the Greens Creek mine. We have fully repaid the facility with a final payment of $38.3 million from available cash on October 14, 2009.  On October 14, 2009, we entered into an amended three year, $60 million senior-secured revolving credit facility. We plan to use the facility for general corporate purposes and, based on our current cash position and business plan, we do not currently anticipate drawing on the facility in the near term. See Note 6 of Notes to Consolidated Financial Statements for information on how the covenants in our credit facility may impact our liquidity and capital resources in the future. We also may pursue additional acquisition opportunities or capital expansion projects, which could require additional equity issuances or financing. There can be no assurances that such financing will be available to us.

As a result of our current cash balance, improved performance of our operations, current metals prices, and full availability of our $60 million revolving credit agreement, we believe our cash, cash equivalents, investments, cash from operations, and availability of financing if needed will be adequate to meet our obligations during the next twelve months. We estimate that approximately $50 to $60 million will be committed to sustaining capital expenditures through the end of this year.

In addition, we are evaluating alternatives for deeper access in our Lucky Friday mine to increase its production and longevity. Deeper access will require significant capital resources over several years’ duration. Our ability to finance such a program will depend on our operational performance, metals prices, our ability to estimate capital costs, and sources of liquidity available to us. We believe that our available cash, revolving credit agreement, cash from operations, and access to equity and financial markets will allow us to proceed if project economics appear to be favorable, and we may also mitigate market risk from time to time with selective base metal hedging programs. However, a sustained downturn in metals prices or significant increases in operational or capital costs could compel us to suspend the project in the future.

	Year Ended December 31
	2009	2008	2007
Cash provided by operating activities (in millions)	$115.0	$14.8	$65.0

Cash provided by operating activities increased $100.2 million in 2009 due to improved results of operations. Net income from continuing operations, adjusted for non-cash elements, increased by $117.2 million in 2009 due to improved prices and production, lower interest expense, and lower exploration. Working capital changes reduced cash flow, primarily as a result of a $36.7 million increase in the change in accounts receivable.  The increase in accounts receivable is due to an increase in the quantity of concentrate shipped that is pending final settlement at year end 2009 versus 2008 and an increase in metals prices in 2009, resulting in higher values per ton of concentrate. In addition, a 2008 adjustment to product inventory related to the purchase price allocation for Greens Creek did not have a counterpart in 2009. To the benefit of 2009 cash flows, however, $12.5 million in net cash used by discontinued operations in 2008 had no comparable event in 2009.

The lower cash provided by operating activities in 2008 compared to the 2007 period resulted primarily from a $51.6 million reduction in income from continuing operations adjusted for non-cash items resulting from lower metals prices and higher costs, partly offset by a $15.9 million increase in cash resulting from changes in accounts receivable, accounts payable, inventories, and other assets and liabilities.  The decrease in 2008 was also impacted by increased losses from discontinued operations, including foreign exchange losses totaling $13.3 million incurred on exchange of Venezuelan Bolívares for U.S. dollars.

	Year Ended December 31
	2009	2008	2007
Cash (used in) provided by investing activities (in millions)	$(7.9)	$(681.1)	$29.3

In 2009 we invested $23.5 million in capital expenditures, lower by $45.2 million than the same period last year, due to our efforts to reduce costs following the recent worldwide economic crisis. In addition, we received $8.0 million proceeds from the sale of the Velardeña mill in Mexico (see Note 20 of Notes to Consolidated Financial Statements for more information on the sale). We reduced our restricted cash balances for environmental bonds by $3.5 million in 2009 versus $23.3 million in 2008 by lowering our collateral requirements. Sales of investments yielded $4.1 million in 2009 versus $27.0 million in 2008. During 2008 we invested $688.5 million for the acquisition of the remaining 70.3% interest in the Greens Creek joint venture, and received $21.1 million from Rusoro for its acquisition of our Venezuelan operations.

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

	Year Ended December 31
	2009	2008	2007
Cash (used in) provided by financing activities (in millions)	$(38.9)	$329.6	$202.9

Our financing activities in 2009 included sales of common stock and warrants which yielded $128.3 million cash, net of related issuance costs, which was applied to repayments of our debt facility totaling $161.7 million, and made payments totaling $3.0 million pursuant to our interest rate swap. In 2008, we borrowed $380 million on our debt facility for the acquisition of the remaining 70.3% of the Greens Creek joint venture, of which we repaid $218.3 million largely from common stock sales totaling $183.4 million. We also incurred loan origination fees last year of $8.1 million versus $1.5 million this year, and paid cash dividends totaling $7.4 million in 2008. In 2009 we declared cash dividends of $0.7 million through the fourth quarter of 2009 on Series B preferred shares, and non-cash stock dividends on Mandatory Preferred shares through the fourth quarter. These dividends were paid in January 2010.

Cash provided by financing activities in 2008 exceeded cash provided in 2007 as a result of receipt of $380 million drawn under our amended credit agreement for acquisition of the remaining interest in the Greens Creek Joint Venture, along with $183.4 million from sales of 44.6 million shares of our common stock, compared to receipt of $194.9 million in 2007 from the sale of Mandatory Convertible Preferred Stock. In 2008, we repaid $218.3 million of our debt, which had no comparable event in 2007. In 2008, we paid $7.4 million in dividends on preferred shares compared to $0.6 million in 2007, and in 2007, $8.8 million was received from the sale of shares issued under our stock option plans.

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders, certain capital expenditures, our credit facility (as modified by amendments), and lease arrangements as of December 31, 2009 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Purchase obligations (1)	$2,221	$--	$--	$--	$2,221
Commitment fees (2)	1,440	2,580	- -	- -	4,020
Contractual obligations (3)	6,225	- -	- -	- -	6,225
Capital lease commitments (4)	2,058	2,966	- -	- -	5,024
Operating lease commitments (5)	2,761	5,350	2,325	- -	10,436
Supplemental executive retirement plan (6)	336	976	945	942	3,199
Total contractual cash obligations	$15,041	$11,872	$3,270	$942	$31,125

(1)
Consist of open purchase orders of approximately $0.7 million at the Greens Creek unit and $1.5 million at the Lucky Friday unit.  Included in these amounts are approximately $0.4 million and $1.2 million related to various capital projects at the Greens Creek and Lucky Friday units, respectively.

(2)
In October 2009 we entered into a $60 million revolving credit agreement involving a three-year term.  We are required to pay a standby fee of 2.4% per annum on undrawn amounts under the revolving credit agreement. There was no amount drawn under the revolving credit agreement as of December 31, 2009, and the amounts above assume no amounts will be drawn during the agreement’s three-year term.  For more information on our credit facility, see Note 6 of Notes to Consolidated Financial Statements.

(3)
As of December 31, 2009, we were committed to approximately $1.6 million for various capital projects at the Greens Creek and Lucky Friday units. Total contractual obligations at December 31, 2009 also include approximately $4.6 million for commitments relating to non-capital items at Greens Creek.

(4)
Represents scheduled capital lease payments of $4.2 million and $0.8 million (including interest), respectively, for equipment at our Greens Creek and Lucky Friday units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods.  See Note 6 of Notes to Consolidated Financial Statements for more information.

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

(6)	There are no funding requirements as of December 31, 2009 under our other defined benefit pension plans. See Note 8 of Notes to Consolidated Financial Statements for more information.

 We record a liability for costs associated with mine closure, reclamation of land and other environmental matters. At December 31, 2009, our liability for these matters totaled $131.2 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Notes 4 and 7 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At December 31, 2009, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. As shown under Item 1A. — Risk Factors, metals prices have been historically volatile. While average prices for all four metals we produce performed favorably for the five consecutive years prior to 2008, there was a reduction in the average prices for zinc and lead in 2008 compared to 2007, and average prices for silver, zinc and lead were lower in 2009 compared to 2008.  We have recorded impairments to our asset carrying value because of low prices in the past, and we can offer no assurance that prices will either remain at their current levels or increase.

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

Reserves are a key component in valuation of our properties, plants and equipment. Reserve estimates are used in determining appropriate rates of units-of-production depreciation, with net book value of many assets depreciated over remaining estimated reserves. Reserves are also a key component in forecasts, with which we compare future cash flows to current asset values to ensure that carrying values are reported appropriately. Reserves also play a key role in the valuation of certain assets in the determination of the purchase price allocations for our acquisitions (see Business Combinations below).  Reserves are a culmination of many estimates and are not guarantees that we will recover the indicated quantities of metals.

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

New Accounting Pronouncements

In December 2008, FASB Financial Staff Position (“FSP”) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (ASC 715), was issued to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan.  This guidance became effective for fiscal years ending after December 15, 2009.  Adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, which amends Subtopic 820-10 to require new disclosures on fair value measurements as follows:

1.	The amounts of and reasons for significant transfers in and out of Levels 1 and 2.

2.	Separate information about purchases, sales, issuances, and settlements in Level 3 fair value measurements.

ASU 2010-06 also provides amendments to Subtopic 820-10 that clarifies existing fair value measurement disclosures as follows:

1.
A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item in the statement of financial position.

2.
A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

ASU 2010-06 also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (Subtopic 715-20), changes the terminology in Subtopic 715-20 from major categories of assets to classes of assets, and provides a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures.

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at December 31, 2009, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable (see Part I, Item 1A. – Risk Factors).

Short-term Investments

From time to time we hold various types of short-term investments that are subject to changes in market interest rates and are sensitive to those changes. We did not carry any such short-term investments as of December 31, 2009.

Commodity-Price Risk Management

At times, we use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production. We use these instruments to reduce risk by offsetting market exposures.  We had no commodity-related derivative positions at December 31, 2009.

Interest-Rate Risk Management

  On May 5, 2008, we entered into an interest rate swap agreement that had the economic effect of modifying the LIBOR-based variable interest obligations associated with our term facility.  On February 3, 2009, we reached an agreement to amend the terms of our credit facilities to defer all scheduled term facility principal payments due in 2009, totaling $66.7 million, to 2010 and 2011.  On June 8, 2009, we repaid $57.1 million of the outstanding term credit facility balance using proceeds from a private placement equity offering (see Note 9 of Notes to Consolidated Financial Statements for more information), and on June 29, 2009, we repaid an additional $18.2 million of the outstanding term facility balance as a part of another amendment to our term credit facility (see Note 6 of Notes to Consolidated Financial Statements).  As a result of these credit facility amendments and repayments, the hedging relationship was de-designated and a new hedging relationship was re-designated in each case.  A final retrospective hedge effectiveness assessment was performed on the prior hedging relationships at the date of each de-designation, and only the May 5, 2008 hedging relationship was determined to be ineffective for the first quarter ended March 31, 2009. Consequently, the change in fair value of the swap of $0.1 million between December 31, 2008 and February 3, 2009 was recorded as a gain on the income statement.

As a result of the swap, the interest payable related to the term facility was to be fixed at a rate of 9.38% until the scheduled maturity on September 30, 2010 according to the amended and restated credit agreement.    See Note 1 – Q. Risk Management Contracts for more information.  Hedge accounting was applied for this swap and the terms of the interest rate swap agreement including the notional amounts, interest rate reset dates, and maturity dates matched the terms of the hedged note to which the swap agreement pertains.  The hedge was determined to be highly effective at offsetting changes in fair value of the hedged note.  However, on October 14, 2009, we repaid the remaining $38.3 million term facility balance (see Note 6 of Notes to Consolidated Financial Statements for more information).  As a result, we determined hedge accounting for the swap to be inappropriate as of September 30, 2009, and wrote-off the remaining $0.8 million accumulated unrealized loss and recorded a $38,000 mark-to-market adjustment for the fair value of the swap through interest expense in the third quarter of 2009.   In October 2009, we paid $0.7 million to settle the remaining fair value liability associated with the swap.  For additional information regarding our credit facilities, see Note 6 of Notes to Consolidated Financial Statements.

On October 14, 2009, we entered into a $60 million revolving credit agreement for a three-year term.  See Note 6 of Notes to Consolidated Financial Statements for more information.  We have not drawn on the revolving credit facility.  However, if used, amounts borrowed under the facility would be subject to changes in market interest rates.

Provisional Sales

Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfer to the smelter (generally at the time of shipment) at estimated forward prices for the estimated month of settlement. Due to the time elapsed from shipment to the smelter and the final settlement with the smelter, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the smelter.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment. Our concentrate sales are based on a provisional sales price containing an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward price at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through earnings each period prior to final settlement.    Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us for more information). At December 31, 2009, metals contained in concentrates sold and exposed to future price changes totaled 1,308,781 ounces of silver, 6,449 ounces of gold, 13,919 tons of zinc, and 5,534 tons of lead.  If the price of each metal were to change by one percent, the change in the total value of the concentrates sold would be approximately $0.7 million.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included herein beginning on page F-1. Financial statement schedules are omitted as they are not applicable or the information required is included in the Consolidated Financial Statements.

The following table sets forth supplementary financial data (in thousands, except per share amounts) for each quarter of the years ended December 31, 2009 and 2008, derived from our unaudited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our Consolidated Financial Statements.

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter	Total
2009
Sales of products		$54,721	$74,610	$95,181	$88,036	$312,548
Gross profit		$9,868	$17,157	$38,116	$35,928	$101,069
Net income 1		$7,313	$2,499	$25,946	$32,068	$67,826
Preferred stock dividends		$(3,408)	$(3,409)))	$(3,408)	$(3,408)	$(13,633)
Income (loss) applicable to common shareholders		$3,905	$(910)	$22,538	$28,660	$54,193
Basic income per common share		$0.02	$0.00	$0.10	$0.12	$0.24
Diluted income per common share		$0.02	$0.00	$0.09	$0.11	$0.23

2008
Sales of products		$37,469	$67,493	$68,485	$31,218	$204,665
Gross profit (loss)		$18,652	$1,625	$11,397	$(13,815)	$17,859
Income (loss) from continuing operations		$13,564	$(10,309)	$(3,766)	$(36,662)	$(37,173)
Income (loss) from discontinued operations, net of tax 2		$1,918	$(19,298)	$(15)	$--	$(17,395)
Gain (loss) on sale of discontinued operations, net of tax 2	$	- -	$(11,372)	$25	$(648)	$(11,995)
Net income (loss)		$15,482	$(40,979)	$(3,756)	$(37,310)	$(66,563)
Preferred stock dividends		$(3,408)	$(3,409)	$(3,408)	$(3,408)	$(13,633)
Income (loss) applicable to common shareholders		$12,074	$(44,388)	$(7,164)	$(40,718)	$(80,196)
Basic and diluted income (loss) per common share:
Income (loss) from continuing operations		$0.08	$(0.11)	$(0.05)	$(0.24)	$(0.36)
Income (loss) from discontinued operations		$0.02	$(0.15)	$--	$--	$(0.12)
Gain (loss) on sale of discontinued operations, net of tax		$--	$(0.09)	$--	$--	$(0.09)
Income (loss) per common share		$0.10	$(0.35)	$(0.05)	$(0.24)	$(0.57)

1)
In March 2009, we made the decision to terminate a post-employment benefit plan which had a liability on our balance sheet of $8.9 million as of December 31, 2008.  As a result, the liability associated with the plan was eliminated and we recognized a $9.0 million non-cash gain of termination of the plan during the first quarter of 2009.  See Note 8 of Notes to Consolidated Financial Statements for more information.

2)
In July 2008, we completed the sale of all of the outstanding capital stock of our wholly owned subsidiaries which owned our business and operations in Venezuela.  See Note 12 of Notes to Consolidated Financial Statements for more information.  The results of the Venezuelan operations have been reported as discontinued operations for all periods presented.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2009, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2009, based on these criteria.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of the end of the reporting period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of December 31, 2009, in ensuring then in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Our internal control over financial reporting as of December 31, 2009 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in the attestation report which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Hecla Mining Company
Coeur d’Alene, Idaho

We have audited Hecla Mining Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hecla Mining Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hecla Mining Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hecla Mining Company as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated  February 17, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Spokane, Washington
February 17, 2010

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance

In accordance with the Corporation’s Certificate of Incorporation, its Board of Directors is divided into three classes. The terms of office of the directors in each class expire at different times. The directors are elected for three-year terms. The Effective Dates listed below for each director is their current term of office. All officers are elected for a term, which ordinarily expires on the date of the meeting of the Board of Directors immediately following the Annual Meeting of Shareholders. The positions and ages listed below are as of the date of our next Annual Meeting of Shareholders in May 2010. There are no arrangements or understandings between any of the directors or officers and any other person(s) pursuant to which such officers were elected.

	Age at May 21, 2010	Position and Committee Assignments	Current Base Term
Phillips S. Baker, Jr.	50	President and CEO, Director (1)	5/09 — 5/10 5/08 — 5/11
Ronald W. Clayton	51	Senior Vice President – Operations	5/09 — 5/10
James A. Sabala	55	Senior Vice President and Chief Financial Officer	5/09 — 5/10
David C. Sienko	41	Vice President and General Counsel	1/10 — 5/10
Dr. Dean W.A. McDonald	53	Vice President – Exploration	5/09 — 5/10
Don Poirier	51	Vice President – Corporate Development	5/09 — 5/10
John H. Bowles	64	Director (1,2,5)	5/09 — 5/12
David J. Christensen	48	Director (1,2,3)	5/08 — 5/11
Ted Crumley	65	Director and Chairman of the Board (1,4)	5/07 — 5/10
George R. Nethercutt, Jr.	65	Director (3,4)	5/09 — 5/12
Terry V. Rogers	63	Director (2,4,5)	5/07 — 5/10
Charles B. Stanley	51	Director (2,5)	5/07 — 5/10
Dr. Anthony P. Taylor	68	Director (3,4,5)	5/08 — 5/11

(1)	Member of Executive Committee
(2)	Member of Audit Committee
(3)	Member of Corporate Governance and Directors Nominating Committee
(4)	Member of Compensation Committee
(5)	Member of Technical Committee

Phillips S. Baker, Jr., has been our Chief Executive Officer since May 2003; President since November 2001; and a director since November 2001. Prior to that, Mr. Baker was our Chief Financial Officer from May 2001 to June 2003; Chief Operating Officer from November 2001 to May 2003; and Vice President from May 2001 to November 2001. Prior to joining us, Mr. Baker served as Vice President and Chief Financial Officer of Battle Mountain Gold Company (a gold mining company) from March 1998 to January 2001.  Mr. Baker also serves as a director for Questar Corporation (a U.S. natural gas-focused exploration and production, interstate pipeline and local distribution company).

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

David C. Sienko was appointed Vice President and General Counsel in January 2010. Prior to his appointment, Mr. Sienko was a partner of, and practiced law with K&L Gates LLP (a law firm) from 2004 to January 2010, where he specialized in counseling public and private entities on compliance with securities laws and trading market rules, mergers and acquisitions, and corporate governance.  Mr. Sienko was also an associate in the Corporate and Securities Section of Locke Lord Bissell & Liddell LLP (a law firm) from 1998 to 2000, as well as an attorney with the Division of Enforcement at the U.S. Securities Exchange Commission from 1995 to 1998.

Dr. Dean W.A. McDonald was appointed Vice President – Exploration in August 2006.  Dr. McDonald has also been our Vice President – Exploration of our Canadian subsidiary, Hecla Mining Company of Canada Ltd., since August 2006.  Prior to joining Hecla, Dr. McDonald was Vice President Exploration and Business Development for Committee Bay Resource Ltd. (a Canadian-based exploration and development company) from 2003 to August 2006 and Exploration Manager at Miramar Mining Company/Northern Orion Explorations from 1996 to 2003.

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

John H. Bowles was elected by the shareholders to Hecla’s Board of Directors in May 2006.  Mr. Bowles was a partner in the Audit and Assurance Group of PricewaterhouseCoopers LLP (an accounting firm) from April 1976 to June 2006. He concentrated his practice on public companies operating in the mining industry. Mr. Bowles was a Director of HudBay Minerals Inc. (a zinc, copper, gold and silver mining company) from May 2006 to March 2009. He has also served as a Director of Boss Power Corp. (a mineral exploration company) since September 2007.  He holds Fellowships in both the British Columbia Institute of Chartered Accountants and the Canadian Institute of Mining and Metallurgy. Mr. Bowles has been the Treasurer of Mining Suppliers Association of British Columbia (an association of providers of equipment, products and related services to the British Columbia mining industry) since May 1999. He has been Director Emeritus of Ducks Unlimited Canada since March 1996.

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

George R. Nethercutt, Jr., was appointed to Hecla’s Board of Directors in February 2005. Mr. Nethercutt has served as a principal of Nethercutt Consulting LLC (a strategic planning and consulting firm), since January 2007. Prior to that, Mr. Nethercutt was a principal of Lundquist, Nethercutt & Griles, LLC (a strategic planning and consulting firm) from February 2005 to January 2007. Mr. Nethercutt has also been a board member for the Washington Policy Center (a premiere public policy organization providing high quality analysis on issues relating to the free market and government regulation) since January 2005. In August 2005, Mr. Nethercutt was appointed Of Counsel with the law firm of Paine Hamblen, LLP, and in September 2009 was appointed Of Counsel with the law firm of Lee & Hayes PLLC. Mr. Nethercutt serves as a board member of ARCADIS Corporation (an international company providing consultancy, engineering and management services), the Juvenile Diabetes Research Foundation International (a charity and advocate of juvenile diabetes research worldwide), and served as U.S. Chairman of the Permanent Joint Board on Defense – U.S./Canada from April 2005 to December 2009. He is the founder and Chairman of the George Nethercutt Foundation (a charitable non-profit educational foundation) formed in February 2007.  From 1995 to 2005, Mr. Nethercutt served in the U.S. House of Representatives, including House Appropriations subcommittees on Interior, Agriculture and Defense and the Science Committees subcommittee on Energy. He has been a member of the Washington State Bar Association since 1972.

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

Terry V. Rogers was elected to Hecla’s Board of Directors in May 2007.  Mr. Rogers was the Senior Vice President and Chief Operating Officer of Cameco Corporation (the world’s largest uranium producer) from February 2003 to June 2007.  Mr. Rogers also served as President of Kumtor Operating Company (a gold producing company and a division of Cameco Corporation) from 1999 to 2003.  Mr. Rogers also serves as a director of Centerra Gold Inc. (a gold mining company).

Dr. Anthony P. Taylor has served as a director since May 2002 upon election by preferred shareholders. The payment of the dividends in arrears in July 2005 resulted in the elimination of this director position. At such time he was then appointed to the Board of Directors when the number of director positions was increased from seven to nine. Dr. Taylor has been the CEO and Director of Gold Summit Corporation (a public Canadian minerals exploration company) since October 2003. He also served as its President from October 2003 to October 2009.  Dr. Taylor has also served as President and Director of Caughlin Preschool Corporation (a private Nevada corporation that operates a preschool) since October 2001 and was a director of Greencastle Resources Corporation (an exploration company) from December 2003 to June 2008. Prior to that, Dr. Taylor was President, Chief Executive Officer and Director of Millennium Mining Corporation (a private Nevada minerals exploration company) from January 2000 to October 2003.

Information with respect to our directors is set forth under the caption “Proposal 1 - Election of Directors” in our proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 21, 2010 (the Proxy Statement), which information is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

HECLA MINING COMPANY

By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President, Chief Executive Officer and Director

Date:	February 17, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Phillips S. Baker, Jr.	2/17/10	/s/ Ted Crumley	2/17/10
Phillips S. Baker, Jr. President, Chief Executive Officer and Director (principal executive officer)	Date	Ted Crumley Director	Date

/s/ James A. Sabala	2/17/10	/s/ Charles B. Stanley	2/17/10
James A. Sabala Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	Date	Charles B. Stanley Director	Date

/s/ John H. Bowles	2/17/10	/s/ George R. Nethercutt, Jr.	2/17/10
John H. Bowles Director	Date	George R. Nethercutt, Jr. Director	Date

/s/ David J. Christensen	2/17/10	/s/ Terry V. Rogers	2/17/10
David J. Christensen Director	Date	Terry V. Rogers Director	Date

/s/ Anthony P. Taylor	2/17/10
Anthony P. Taylor Director	Date

Index to Consolidated Financial Statements

Page
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2009 and 2008	F-3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2009, 2008 and 2007	F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	F-5
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007	F-6
Notes to Consolidated Financial Statements	F-7 to F-46

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Hecla Mining Company
Coeur d’Alene, Idaho

We have audited the accompanying consolidated balance sheets of Hecla Mining Company as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hecla Mining Company at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

 We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hecla Mining Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 17, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Spokane, Washington
February 17, 2010

Hecla Mining Company and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$104,678	$36,470
Investments	1,138	—
Accounts receivable:
Trade	25,141	8,314
Other, net	2,286	1,100
Inventories:
Concentrates, doré, stockpiled ore, and metals in transit and in-process	12,563	12,874
Materials and supplies	8,903	8,457
Current deferred income taxes	7,176	2,481
Other current assets	4,578	4,154
Total current assets	166,463	73,850
Non-current investments	2,157	3,118
Non-current restricted cash and investments	10,945	13,133
Properties, plants, equipment and mineral interests, net	819,518	852,113
Non-current deferred income taxes	38,476	36,071
Other non-current assets	9,225	10,506
Total assets	$1,046,784	$988,791

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$13,998	$21,850
Accrued payroll and related benefits	14,164	8,475
Accrued taxes	6,240	4,408
Short-term debt	—	40,000
Current portion of long-term debt and capital leases	1,560	8,018
Current portion of accrued reclamation and closure costs	5,773	2,227
Total current liabilities	41,735	84,978
Long-term debt and capital leases	3,281	113,649
Accrued reclamation and closure costs	125,428	119,120
Other noncurrent liabilities	10,855	21,587
Total liabilities	181,299	339,334
Commitments and contingencies (Notes 2, 4, 6, 7, and18)

SHAREHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference 2009 — $8,581 and 2008 — $8,029	39	39
Mandatory convertible preferred stock, $0.25 par value, 2,012,500 shares issued and outstanding, liquidation preference 2009 — $217,600 and 2008 — $204,520	504	504
Common stock, $0.25 par value, 400,000,000 authorized; issued 2009 — 238,415,742 shares and issued 2008 — 180,461,371 shares	59,604	45,115
Capital surplus	1,121,076	981,161
Accumulated deficit	(300,915)	(351,700)
Accumulated other comprehensive loss	(14,183)	(25,022)
Less treasury stock, at cost; 81,375 common shares	(640)	(640)
Total shareholders’ equity	865,485	649,457
Total liabilities and shareholders’ equity	$1,046,784	$988,791

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Sales of products	$312,548	$204,665	$157,640
Cost of sales and other direct production costs	148,642	151,599	67,531
Depreciation, depletion and amortization	62,837	35,207	12,323
	211,479	186,806	79,854
Gross profit	101,069	17,859	77,786
Other operating expenses:
General and administrative	18,624	13,894	15,166
Exploration	9,247	22,471	15,934
Pre-development expense	—	—	1,027
Other operating expense	5,389	2,744	1,528
Gain on disposition of property, plants, equipment and mineral interests	(6,234)	(203)	(63,205)
Termination of employee benefit plan	(8,950)	—	—
Charitable foundation donation	—	—	5,143
Provision for closed operations and environmental matters	7,721	4,312	49,152
	25,797	43,218	24,745
Income (loss) from operations	75,272	(25,359)	53,041
Other income (expense):
Net gain on sale of investments	4,070	8,097	—
Loss on impairment of investments	(3,018)	(373)	—
Interest and other income	1,121	3,842	7,147
Debt-related fees	(5,973)	—	—
Interest expense, net of amount capitalized	(11,326)	(19,573)	(534)
	(15,126)	(8,007)	6,613
Income (loss) from continuing operations before income taxes	60,146	(33,366)	59,654
Income tax benefit (provision)	7,680	(3,807)	8,503
Net income (loss) from continuing operations	67,826	(37,173)	68,157
Loss from discontinued operations, net of tax	—	(17,395)	(14,960)
Loss on sale of discontinued operations, net of tax	—	(11,995)	—
Net income (loss)	67,826	(66,563)	53,197
Preferred stock dividends	(13,633)	(13,633)	(1,024)

Income (loss) applicable to common shareholders	$54,193	$(80,196)	$52,173
Net income (loss)	$67,826	$(66,563)	$53,197
Unrealized gain (loss) on defined benefit plan	5,848	(29,113)	321
Amortization of net prior service benefit on defined benefit plan	158	624	4,753
Prior service cost from amendment to defined benefit plan	—	(1,472)	—
Change in fair value of derivative contracts	1,967	(1,967)	—
Unrealized holding gains (losses) on investments	3,498	(4,539)	5,235
Reclassification of net gain on sale or impairment of investments included in net income (loss)	(632)	(7,766)	—
Comprehensive income (loss)	$78,665	$(110,796)	$63,506
Basic income (loss) applicable to common shareholders per common share after preferred stock dividends:
Income (loss) from continuing operations	$0.24	$(0.36)	$0.56
Loss from discontinued operations	—	(0.12)	(0.13)
Loss on sale of discontinued operations	—	(0.09)	—
Income (loss) per common share	$0.24	$(0.57)	$0.43
Diluted income (loss) applicable to common shareholders per common share after preferred stock dividends:
Income (loss) from continuing operations	$0.23	$(0.36)	$0.56
Loss from discontinued operations	—	(0.12)	(0.13)
Loss on sale of discontinued operations	—	(0.09)	—
Income (loss) per common share	$0.23	$(0.57)	$0.43

Weighted average number of common shares outstanding – basic	224,933	141,272	120,420
Weighted average number of common shares outstanding – diluted	233,618	141,272	121,071

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities:
Net income (loss)	$67,826	$(66,563)	$53,197
Loss on discontinued operations, net of tax	—	29,390	14,960
Income (loss) from continuing operations	67,826	(37,173)	68,157
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	63,061	35,846	12,611
Net gain on sale of investments	(4,070)	(8,097)	—
Loss on impairment of investments	3,018	373	—
Gain on disposition of properties, plants, equipment and mineral interests	(6,234)	(203)	(63,205)
Provision for reclamation and closure costs	5,172	651	46,153
Deferred income taxes	(7,100)	6,756	(10,486)
Stock compensation	2,746	4,122	3,381
Preferred shares issued for debt-related fees	4,262	—	—
Amortization of loan origination fees	3,993	6,646	—
Amortization of intangible asset	1,388	710	—
Gain on termination of employee benefit plan	(8,950)	—	—
Loss on derivative contract	2,139	514	—
Charitable foundation donation paid with common stock	—	—	5,143
Other non-cash charges	(55)	—	—
Change in assets and liabilities:
Accounts receivable	(18,117)	18,591	5,204
Inventories	(135)	1,812	(1,656)
Reversal of purchase price allocation to product inventory	—	16,637	—
Other current and noncurrent assets	(1,526)	(2,012)	(2,184)
Accounts payable and accrued liabilities	(7,853)	(9,263)	3,632
Accrued payroll and related benefits	6,015	(1,943)	3,423
Accrued taxes	4,866	1,068	461
Accrued reclamation and closure costs	1,540	(6,621)	(6,520)
Other non-current liabilities	2,989	(1,141)	(1,166)
Net cash provided by (used by) discontinued operations	—	(12,488)	2,047
Net cash provided by operating activities	114,975	14,785	64,995
Investing activities:
Additions to properties, plants, equipment and mineral interests	(23,514)	(68,674)	(34,875)
Purchase of 70.3% of Greens Creek, net of cash acquired	—	(688,452)	—
Proceeds from sale of investments	4,091	27,001	—
Proceeds from disposition of properties, plants and equipment	8,023	596	45,048
Redemptions of restricted cash and investment balances	3,487	31,839	—
Increases in restricted cash and investment balances	—	(8,562)	(1,328)
Purchase of securities held for sale	—	—	(181)
Purchases of short-term investments	—	—	(89,959)
Maturities of short-term investments	—	4,036	111,414
Net cash provided by (used by) discontinued operations	—	21,159	(785)
Net cash provided by (used by) investing activities	(7,913)	(681,057)	29,334
Financing activities:
Proceeds from exercise of stock options	—	147	8,760
Proceeds from issuance of common stock and warrants, net of related expense	128,334	183,357	—
Proceeds from issuance of preferred stock, net of related expense	—	—	194,917
Dividend paid to preferred shareholders	—	(7,427)	(552)
Loan origination fees paid	(1,467)	(8,125)	—
Payments on interest rate swap	(3,013)	—	—
Treasury share purchase	—	—	(209)
Borrowings on debt	—	380,000	—
Repayments of debt and capital leases	(162,708)	(218,333)	—
Net cash provided by (used in) financing activities	(38,854)	329,619	202,916
Net increase (decrease) in cash and cash equivalents	68,208	(336,653)	297,245
Cash and cash equivalents at beginning of year	36,470	373,123	75,878
Cash and cash equivalents at end of year	$104,678	$36,470	$373,123
Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest, net of amount capitalized	$6,683	$13,331	$232
Income tax payments	$1,025	$546	$4,903
Significant non-cash investing and financing activities:
Stock issued for acquisition of assets	$—	$26,693	$—
Capital leases acquired	$5,682	—	$—
Stock issued for acquisition of 70.3% of Greens Creek	$—	$53,384	$—
Equity securities received from dispositions of assets	$299	$—	$18,557

See Notes 2, 8 and 9 for additional non-cash investing and financing activities.

  The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	Series B Preferred Stock	Series C Mandatory Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances, January 1, 2007	$39	$—	$29,957	$513,785	$(327,522)	$8,900	$(431)	$224,728
Change in functional currency in Venezuela						(7,146)		(7,146)
Net income					53,197			53,197
Options granted				1,842				1,842
Options exercised (1,444,000 shares)			362	8,384				8,746
Stock issued to directors (30,000 shares)			8	257				265
Series B Preferred dividends declared					(552)			(552)
Restricted stock units granted				1,289				1,289
Restricted stock unit distributions (154,000 shares)			37	(37)				—
Treasury stock purchased							(209)	(209)
Donation to charitable foundation				5,143				5,143
Sale of Mandatory Convertible Preferred Stock (2,012,500 shares)		504		194,413				194,917
SFAS No. 158 adjustment						5,074		5,074
Other comprehensive income						5,235		5,235
Balances, December 31, 2007	39	504	30,364	725,076	(274,877)	12,063	(640)	492,529
Net loss					(66,563)			(66,563)
Options granted				2,021				2,021
Options exercised (16,000 shares)			4	133				137
Stock issued to directors (20,000 shares)			5	171				176
Series B deferred dividends declared					(414)			(414)
Mandatory Convertible Preferred Stock dividends declared					(10,282)			(10,282)
Restricted stock units granted				1,928				1,928
Restricted stock unit distributions (220,000 shares)			55	(55)				—
Common stock issued for Mandatory Convertible Preferred Stock dividends (622,000 shares)			156	3,115				3,271
Common stock issued for business and asset acquisitions (12,982,000 shares)			3,245	76,690				79,935
Common stock public offering (34,350,000 shares)			8,587	154,829				163,416
Common stock and warrant private placement issuance (10,244,000 shares)			2,561	17,253				19,814
Common stock issued for donation to charitable foundation (550,000 shares)			138					138
SFAS No. 158 adjustment					436	(29,961)		(29,525)
Reclassification of translation adjustment to loss on sale of discontinued operations						7,146		7,146
Other comprehensive loss						(14,270)		(14,270)
Balances, December 31, 2008	39	504	45,115	981,161	(351,700)	(25,022)	(640)	649,457
Net income					67,826			67,826
Options granted			-	1,068				1,068
Options exercised (10,000 shares)			3	33				36
Stock issued to directors (23,000 shares)			6	78				84
Series B deferred dividends declared					(690)			(690)
Mandatory Convertible Preferred Stock dividends declared				16,351	(16,351)			—
Restricted stock units granted				1,573				1,573
Restricted stock unit distributions (152,000 shares)			39	(39)				—
Bonuses paid through stock issuances (925,000 shares)			230	1,932				2,162
Common stock and warrant private placement issuance (17,391,000 shares)			4,348	53,213				57,561
Common stock and warrant public offering (36,800,000 shares)			9,200	61,751				70,951
Warrants exercised (24,000 shares)			6	53				59
Conversion of 12% Convertible Preferred Stock to common stock (2,629,000 shares)			657	3,902				4,559
Other comprehensive income						10,839		10,839
Balances, December 31, 2009	$39	$504	$59,604	$1,121,076	$(300,915)	$(14,183)	$(640)	$865,485

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

Certain consolidated financial statement amounts have been reclassified to conform to the 2009 presentation.  These reclassifications had no effect on the net income, comprehensive income, accumulated deficit, or cash flows as previously recorded.

On April 16, 2008, we completed the acquisition of the companies owning 70.3% of the joint venture operating the Greens Creek mine, resulting in 100% ownership of Greens Creek by our various wholly owned subsidiaries.  The operating results of the 70.3% portion of Greens Creek are included in our operating results from the date of acquisition and, therefore, operating results on a period-by-period basis may not be comparable.  See Note 18 for further discussion.

On July 8, 2008, we completed the sale of all of the outstanding capital stock of El Callao Gold Mining Company and Drake-Bering Holdings B.V., our wholly owned subsidiaries which together owned our business and operations in Venezuela. Accordingly, our historical financial statements have been revised to report our Venezuelan operations as discontinued operations for all periods presented, and we have revised our segment reporting to discontinue the divested Venezuelan operations.  See Note 12 for further discussion of the sale and resulting revision of our previously issued financial statements.

B.  Assumptions and Use of Estimates — Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. We consider our most critical accounting estimates to be future metals prices, obligations for environmental, reclamation and closure matters, mineral reserves, and valuation of business combinations. Other significant areas requiring the use of management assumptions and estimates relate to asset impairments, including long-lived assets and investments; inventory net realizable value; post-employment, post-retirement and other employee benefit assets and liabilities; valuation of deferred tax assets; and reserves for contingencies and litigation. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions.

C.  Cash and Cash Equivalents — Cash and cash equivalents consist of all cash balances and highly liquid investments with a remaining maturity of three months or less when purchased and are carried at fair value. Historically, cash and cash equivalents have been invested in money market funds, certificates of deposit, U.S. government and federal agency securities, municipal securities and corporate bonds.

D.  Investments and Securities Held for Sale — We determine the appropriate classification of our investments at the time of purchase and re-evaluate such determinations at each reporting date. Short-term investments include certificates of deposit and held-to-maturity securities, based on our intent and ability to hold the securities to maturity. Marketable equity securities and variable rate demand notes are categorized as available for sale and carried at fair market value.

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

F. Restricted Cash — Restricted cash and investments primarily represent investments in money market funds and bonds of U.S. government agencies and are restricted primarily for reclamation funding or surety bonds.

G. Properties, Plants and Equipment – Costs are capitalized when it has been determined an ore body can be economically developed as a result of establishing proven and probable reserves.  The development stage begins at new projects when our management and/or Board of Directors makes the decision to bring a mine into commercial production, and ends when the production stage, or exploitation of reserves, begins.  Expenditures incurred during the development and production stages for new facilities, new assets or expenditures that extend the useful lives of existing facilities and major mine development expenditures are capitalized, including primary development costs such as costs of building access ways, shaft sinking, lateral development, drift development, ramps and infrastructure developments.

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
•
Whether, at the time that the cost is incurred, the expenditure: (a) embodies a probable future benefit that involves a capacity, singly or in combination, with other assets to contribute directly or indirectly to future net cash inflows, (b) we can obtain the benefit and control others’ access to it, and (c) the transaction or event giving rise to our right to or control of the benefit has already occurred.

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

Drilling and related costs of approximately $1.6 million, $3.1 million and $1.9 million, respectively, for the years ended December 31, 2009, 2008 and 2007 met our criteria for capitalization listed above, at our properties that are in the production stage.

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

H. Depreciation, Depletion and Amortization — Capitalized costs are depreciated or depleted using the straight-line method or unit-of-production method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 1 to 9 years, but do not exceed the useful life of the individual asset. Determination of expected useful lives for amortization calculations are made on a property-by-property or asset-by-asset basis at least annually. Our estimates for mineral reserves are a key component in determining our units of production depreciation rates. Our estimates of proven and probable ore reserves may change, possibly in the near term, resulting in changes to depreciation, depletion and amortization rates in future reporting periods.

Undeveloped mineral interests are not amortized until such time as they are converted to proven and probable reserves.  At that time, the basis of the mineral interest is amortized on a units-of-production basis.  Pursuant to our policy on impairment of long-lived assets (discussed further below), if it is determined that an undeveloped mineral interest cannot be economically converted to proven and probable reserves, the basis of the mineral interest is reduced to its net realizable value and an impairment loss is recorded to expense in the period in which it is determined to be impaired.

I.  Impairment of Long-lived Assets — Management reviews and evaluates the net carrying value of all facilities, including idle facilities, for impairment at least annually, or upon the occurrence of other events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. We estimate the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment, and the value associated with property interests.

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

J. Proven and Probable Ore Reserves — At least annually, management reviews the reserves used to estimate the quantities and grades of ore at our mines which we believe can be recovered and sold economically. Management’s calculations of proven and probable ore reserves are based on engineering and geological estimates, including future metals prices and operating costs. From time to time, management obtains external audits of reserves. A third-party audit of our 2009 reserve model at the Lucky Friday unit was completed in January 2010, and a partial audit of reserves at Greens Creek was concluded during the second quarter of 2008.

Reserve estimates will change as existing reserves are depleted through production and as production costs and/or metals prices change. A significant drop in metals prices may reduce reserves by making some portion of such ore uneconomic to develop and produce. Changes in reserves may also reflect that actual grades of ore processed may be different from stated reserve grades because of variation in grades in areas mined, mining dilution and other factors. Our reserve estimates may change based on actual production experience. It is reasonably possible that certain of our estimates of proven and probable ore reserves will change in the near term, which could result in a change to estimated future cash flows, associated carrying values of the asset and amortization rates in future reporting periods, among other things.

Declines in the market prices of metals, increased production or capital costs, reduction in the grade or tonnage of the deposit or an increase in the dilution of the ore or reduced recovery rates may render ore reserves uneconomic to exploit. If our realized price for the metals we produce were to decline substantially below the levels set for calculation of reserves for an extended period, there could be material delays in the development of new projects, net losses, reduced cash flow, restatements or reductions in reserves and asset write-downs in the applicable accounting periods. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized. See further discussion in Critical Accounting Estimates — Mineral Reserves in MD&A.

K. Pension Plans and Other Post-retirement Benefits — We maintain pension plans covering substantially all U.S. employees and provide certain post-retirement benefits for qualifying retired employees. Pension benefits generally depend on length and level of service and age upon retirement. Substantially all benefits are paid through pension trusts. We did not contribute to our pension plans during 2009 and 2008, and do not expect to do so in 2010.

Regulations regarding employers’ accounting for defined benefit pension and other postretirement plans among other things, requires us to:

•	Recognize the funded status of our defined benefit plans in our consolidated financial statements; and

•
Recognize as a component of other comprehensive income (loss) the actuarial gains and losses and prior service costs and credits that arise during the period but are not immediately recognized as components of net periodic benefit cost.

L. Income Taxes — We provide for federal, state and foreign income taxes currently payable, as well as those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Federal, state and foreign tax benefits are recorded as a reduction of income taxes, when applicable. We record deferred tax liabilities and assets for expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse.

We evaluate uncertain tax positions in a two-step process, whereby (1) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority would be recognized.

For additional information, see Note 5 — Income Taxes.

M. Reclamation and Remediation Costs (Asset Retirement Obligations)  — At our operating properties, we record a liability for the present value of our estimated environmental remediation costs, and the related asset created with it, in the period in which the liability is incurred. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

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

Accruals for closure costs, reclamation and environmental matters for operating and nonoperating properties totaled $131.2 million at December 31, 2009, and we anticipate that the majority of these expenditures relating to these accruals will be made over the next 30 years. It is reasonably possible the ultimate cost of reclamation and remediation could change in the future, and that changes to these estimates could have a material effect on future operating results as new information becomes known. For environmental remediation sites known as of December 31, 2009, we have recorded liabilities based on the low end of the estimated potential range of liabilities.  If the highest estimate from the range (based upon information presently available) were recorded for each site, the total estimated liability would be increased by approximately $47 million. For additional information, see Note 4 and Note 7.

N. Revenue Recognition — Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfer to the smelter (generally at the time of shipment) at estimated forward prices for the anticipated month of settlement. Due to the time elapsed from shipment to the smelter and the final settlement with the smelter, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the smelter.

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

Changes in metals prices between shipment and final settlement will result in adjustments to revenues related to sales of concentrate previously recorded upon shipment. Our concentrate sales are based on a provisional sales price containing an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward price at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through earnings each period prior to final settlement.

At December 31, 2009, metals contained in concentrates and exposed to future price changes totaled 1,308,781 ounces of silver, 6,449 ounces of gold, 13,919 tons of zinc, and 5,534 tons of lead.

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

O. Foreign Currency — The functional currency for our operations located in the U.S., Mexico and Canada, as of December 31, 2009, was the U.S. dollar. Accordingly, for the San Sebastian unit in Mexico and our Canadian office, we have translated our monetary assets and liabilities at the period-end exchange rate, and non-monetary assets and liabilities at historical rates, with income and expenses translated at the average exchange rate for the current period. All translation gains and losses have been included in the current period net income (loss).

For the year ended December 31, 2009, we recognized a total net foreign exchange gain of $0.1 million.  For the years ended December 31, 2008 and 2007, we recognized total net foreign exchange losses of $13.2 million and $12.1 million, respectively. Of these, $13.3 million and $12.0 million, respectively, of the net foreign exchange losses for the years ended December 31, 2008 and 2007 are related to our discontinued Venezuelan operations, and are included in Gain (loss) from discontinued operations, net of tax with the remaining balance included in Net foreign exchange gain (loss), on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

On July 8, 2008, we completed the sale of our discontinued Venezuelan operations to Rusoro Mining Company (“Rusoro”) (see Note 12 for further discussion).  During the second quarter of 2008, we repatriated substantially all of our remaining Bolivares-denominated cash.  Pursuant to the sale agreement, Rusoro paid us $0.9 million for the U.S. dollar equivalent of the residual Bolivares-denominated cash balances held in Venezuela at the close of the sale, converted at official rates.

P. Risk Management Contracts — We use derivative financial instruments as part of an overall risk-management strategy that is used as a means of hedging exposure to base metals prices and interest rates. We do not hold or issue derivative financial instruments for speculative trading purposes.  We had no derivative positions at December 31, 2009.

Derivative contracts qualifying as normal purchases and sales are accounted as such. Gains and losses arising from a change in the fair value of a contract before the contract’s delivery date are not recorded, and the contract price is recognized in sales of products following settlement of the contract by physical delivery of production to the counterparty at contract maturity.

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

On May 5, 2008, we entered into an interest rate swap agreement that had the economic effect of modifying the LIBOR-based variable interest obligations associated with our term facility.  On October 14, 2009, we repaid the remaining outstanding balance on our term facility.  As a result, we determined hedge accounting for the swap to be inappropriate as of September 30, 2009, and wrote-off the remaining $0.8 million accumulated unrealized loss and recorded a $38,000 mark-to-market adjustment for the fair value of the swap through interest expense in the third quarter of 2009.   In October 2009, we paid $0.7 million to settle the remaining fair value liability associated with the swap.  For additional information regarding our credit facilities and interest rate swap, see Notes 6 and 10.

Q. Stock Based Compensation — The fair value of the equity instruments granted to employees are estimated on the date of grant using the Black-Scholes pricing model, utilizing the same methodologies and assumptions as we have historically used.   We recognized stock-based compensation expense of approximately $2.7 million, $4.1 million and $3.4 million, respectively, during 2009, 2008 and 2007, which was recorded to general and administrative expenses, exploration and cost of sales and other direct production costs.   As of December 31, 2009, the majority of the instruments outstanding were fully vested.

For additional information on our employee stock option and unit compensation, see Notes 8 and 9.

R. Pre-Development Expense — Costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, are expensed due to the lack of proven and probable reserves, which would indicate future recovery of these expenses.

S.  Legal Costs – Legal costs incurred in connection with a potential loss contingency are recorded to expense as incurred.

T. Basic and Diluted Income (Loss) Per Common Share — We calculate basic earnings per share on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using weighted average number of common shares outstanding during the period plus the effect of potential dilutive common shares during the period using the treasury stock and if-converted methods.

Potential dilutive common shares include outstanding stock options, restricted stock awards, stock units, warrants and convertible preferred stock for periods in which we have reported net income. For periods in which we reported net losses, potential dilutive common shares are excluded, as their conversion and exercise would be anti-dilutive. See Note 14 for additional information.

U. Comprehensive Income (Loss) — In addition to net income (loss), comprehensive income (loss) includes certain changes in equity during a period, such as adjustments to minimum pension liabilities, adjustments to recognize the overfunded or underfunded status of our defined benefit pension plans, the effective portion of changes in fair value of derivative instruments, foreign currency translation adjustments and cumulative unrecognized changes in the fair value of available for sale investments, net of tax, if applicable.

V.  Fair Value Measurements — Effective January 1, 2008, for our financial assets and liabilities, and January 1, 2009, for our non-financial assets and liabilities, disclosure requirements have been expanded to include the following information for each major category of assets and liabilities that are measured at fair value:
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

1)
total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings (or changes in net assets), and a description of where those gains or losses included in earnings (or changes in net assets) are reported in the statement of operations;

2)
the amount of these gains or losses attributable to the change in unrealized gains or losses relating to those assets liabilities still held at the reporting period date and a description of where those unrealized gains or losses are reported;

3)	purchases, sales, issuances, and settlements (net); and
4)	transfers into and/or out of Level 3.
d.
The amount of the total gains or losses for the period in (c)(1) included in earnings (or changes in net assets) that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date and a description of where those unrealized gains or losses are reported in the statement of operations; and

e.	In annual periods only, the valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques, if any, during the period.

W. New Accounting Pronouncements — In December 2008, FASB Financial Staff Position (“FSP”) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (ASC 715), was issued to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan.  This guidance is effective for fiscal years ending after December 15, 2009.  Adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, which amends Subtopic 820-10 to require new disclosures on fair value measurements as follows:

1.	The amounts of and reasons for significant transfers in and out of Levels 1 and 2.

2.	Separate information about purchases, sales, issuances, and settlements in Level 3 fair value measurements.

ASU 2010-06 also provides amendments to Subtopic 820-10 that clarifies existing fair value measurement disclosures as follows:

1.
A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item in the statement of financial position.

2.
A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

ASU 2010-06 also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (Subtopic 715-20), changes the terminology in Subtopic 715-20 from major categories of assets to classes of assets, and provides a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures.

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Note 2. Cash, Investments, and Restricted Cash

Cash

Our cash is maintained in various financial institutions, and the balances are insured up to the Federal Deposit Insurance Corporation limits of $250,000 per institution.  Some of our cash balances at December 31, 2009 exceeded the federally insured limits.  We have not experienced losses on cash balances exceeding the federally insured limits, but there can be no assurance that we will not experience such losses in the future.

Exchange control regulations in Venezuela limited our ability to repatriate cash and receive dividends or other distributions without substantial cost.  On June 19, 2008, we entered into an agreement to sell our wholly owned subsidiaries holding our business and operations in Venezuela to Rusoro, with the transaction closing on July 8, 2008 (see Note 12 for further discussion of the transaction).  Prior to the sale of our Venezuelan operations, exchanging our cash held in local currency into U.S. dollars was done through specific governmental programs, or through the use of negotiable instruments at conversion rates that were less favorable than the official rate (parallel rate) on which we incurred foreign currency losses.  During 2008, prior to the sale of our Venezuelan operations, we exchanged the U.S. dollar equivalent of approximately $38.7 million at the official exchange rate of 2,150 Bolívares to $1.00 for approximately $25.4 million at open market exchange rates and in compliance with applicable regulations, incurring foreign exchange losses for the difference.  All of these losses were incurred on repatriations of cash from Venezuela.  During 2007, we exchanged the U.S. dollar equivalent of approximately $37.0 million, valued at the official exchange rate of 2,150 Bolívares to $1.00, for approximately $19.8 million at open market exchange rates, in compliance with applicable regulations, incurring foreign exchange losses for the difference.  Approximately $13.8 million of the conversion losses for 2007 were incurred on the repatriation of cash from Venezuela, while additional losses of approximately $3.4 million in 2007 were related to conversions of Bolívares for the payment of expatriate payroll and other U.S. dollar-denominated goods and services.

Investments

At December 31, 2009, the fair value of our current investments was $1.1 million, with no current investments held at December 31, 2008.  At December 31, 2009 and 2008, the fair value of our non-current investments was $2.2 million and $3.1 million, respectively. Marketable equity securities are carried at fair market value, as they are classified as “available-for-sale.”  The basis of our current investments held at December 31, 2009, representing equity securities, was approximately $0.6 million.  The basis of our non-current investments, representing equity securities, was approximately $2.0 million and $5.2 million, respectively, at December 31, 2009 and 2008.  $1.5 million of the $2.0 million non-current investments basis at December 31, 2009 represents approximately 3.6 million shares of Rusoro stock transferred to us upon the sale of El Callao and Drake Bering (see Note 12 for information on the sale of our discontinued Venezuelan operations).  During the second quarter of 2009, we recognized a $3.0 million loss on impairment of the Rusoro shares, as we determined the impairment to be other-than-temporary.

In November 2009 we sold our 670,500 shares of Aquiline Resources Inc. stock having a cost basis of approximately $22,000 for proceeds of $4.1 million, resulting in a pre-tax gain of approximately $4.1 million.

In January 2010 we sold our 158,566 shares of International Royalty Corp. stock having a cost basis of approximately $0.6 million for proceeds of $1.1 million, resulting in a pre-tax gain of approximately $0.5 million.

At December 31, 2009, total unrealized gains of $0.6 million for current investments held having a net gain position, total unrealized gains of $0.3 million for non-current investments held having a net gain position, and total unrealized losses of $0.1 million for non-current investments held having a net loss position were included in accumulated other comprehensive income (loss).

Restricted Cash and Investments

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Restricted investments primarily represent investments in money market funds and certificates of deposit. These investments (which included current and non-current balances) are restricted primarily for reclamation funding or surety bonds and were $11.8 million at December 31, 2009, and $15.2 million at December 31, 2008.

Note 3: Properties, Plants, Equipment and Mineral Interests, Royalty Obligations and Lease Commitments

Properties, Plants,  Equipment and Mineral Interests

Our major components of properties, plants, equipment, and mineral interests are (in thousands):

	December 31,
	2009	2008
Mining properties, including asset retirement obligations	$268,259	$262,104
Development costs	106,700	88,026
Plants and equipment	317,736	308,482
Land	9,270	9,270
Mineral interests	356,038	369,125
Construction in progress	45,098	43,941
	1,103,101	1,080,948
Less accumulated depreciation, depletion and amortization	283,583	228,835
Net carrying value	$819,518	$852,113

During 2009, we incurred total capital expenditures of approximately $23.5 million, which included $14.7 million at the Lucky Friday unit and $8.8 million at the Greens Creek unit.

On April 16, 2008, we completed the acquisition of the remaining 70.3% interest in the Greens Creek Joint Venture for $758.5 million.  A total of $689.7 million of the purchase price was allocated to the net carrying value of property, plants, equipment and mineral interests at the Greens Creek unit, including $5.0 million for the asset retirement obligation, $266.7 million for development costs, $67.2 million for plants and equipment, $7.2 million for land, and $343.6 million for mineral interests.  We also acquired substantially all of the assets of Independence Lead Mines (“Independence”) on November 6, 2008 for 6.9 million shares of our common stock.  The Independence purchase price of approximately $14.6 million was allocated to mineral interests at the Lucky Friday unit.    In addition, we issued approximately 1.6 million shares of our Common Stock in 2008 to acquire the right to earn into a 70% interest in the San Juan Silver Joint Venture with Emerald Mining & Leasing, LLC and Golden 8 Mining, LLC, which holds an approximately 25-square-mile consolidated land package in the Creede Mining District of Colorado, resulting in an $11.4 million increase to mineral interests. See Note 18 for further discussion of the acquisitions of 70.3% of Greens Creek, Independence, and San Juan Silver earn-in rights.

On July 8, 2008, we completed the sale of the companies holding 100% of the ownership interest of our discontinued Venezuelan operations, resulting in the disposal of properties, plants, equipment and mineral interests having net carrying value of approximately $32.3 million at the time of sale.  See Note 12 for more information on the sale.

Capital Leases

During 2009 we entered into lease agreements for equipment at our Greens Creek and Lucky Friday units which we have determined to be capital leases.  As of December 31, 2009, we have recorded $5.7 million for the gross amount of assets acquired under the capital leases and $1.0 million in accumulated depreciation, in Properties, plants, equipment and mineral interests.  See Note 6 for information on future obligations related to our capital leases.

Operating Leases

We enter into operating leases during the normal course of business. During the years ended December 31, 2009, 2008 and 2007, we incurred expenses of $2.4 million, $2.0 million and $1.8 million, respectively, for these leases. At December 31, 2009, future obligations under our non-cancelable operating leases were as follows (in thousands):

Year ending December 31,
2010	$2,761
2011	2,770
2012	2,580
2013	2,018
2014	307
Total	$10,436

Note 4: Environmental and Reclamation Activities

The liabilities accrued for our reclamation and closure costs at December 31, 2009 and 2008, were as follows (in thousands):

	2009	2008
Operating properties:
Greens Creek	$35,258	$29,964
Lucky Friday	1,106	879
Nonoperating properties:
San Sebastian	218	1,161
Grouse Creek	15,942	14,326
Coeur d’Alene Basin	65,600	65,600
Bunker Hill	6,716	3,155
Republic	3,800	3,800
All other sites	2,561	2,462
Total	131,201	121,347
Reclamation and closure costs, current	(5,773)	(2,227)
Reclamation and closure costs, long-term	$125,428	$119,120

The activity in our accrued reclamation and closure cost liability for the years ended December 31, 2009, 2008 and 2007, was as follows (in thousands):

Balance at January 1, 2007	$65,904
Accruals for estimated costs	45,623
Revision of estimated cash flows due to changes in reclamation plans	1,293
Payment of reclamation obligations	(6,681)
Balance at December 31, 2007	106,139
Accruals for estimated costs	811
Liability addition due to the purchase price allocation for the acquisition of 70.3% of Greens Creek	12,145
Revision of estimated cash flows due to changes in reclamation plans	13,114
Liability reduction due to the sale of discontinued operations	(4,474)
Payment of reclamation obligations	(6,388)
Balance at December 31, 2008	121,347
Accruals for estimated costs	5,980
Revision of estimated cash flows due to changes in reclamation plans	3,347
Receipt of settlement payment for shared reclamation costs incurred	3,150
Payment of reclamation obligations	(2,623)
Balance at December 31, 2009	$131,201

In December 2009 we received $3.3 million plus interest for settlement of a claim by us against ASARCO through their bankruptcy proceeding.  The claim was for costs incurred by us for ASARCO’s share of such costs under cost sharing agreements. See Note 7:  Commitments and Contingencies, Bunker Hill Superfund Site for further discussion of the ASARCO claim.  Prior to receipt of the claim settlement, our accrued reclamation and closure cost liability was recorded net of approximately $3.2 million of the ASARCO claim amount.    Therefore, receipt of the claim settlement resulted in a $3.2 million increase to our accrued reclamation and closure liability balance, with the remaining $0.1 million recorded as a decrease to accounts receivable.

Below is a reconciliation as of December 31, 2009 and 2008 (in thousands), of our asset retirement obligations, which are included in our total accrued reclamation and closure costs of $131.2 million and $121.3 million, respectively, reflected above. The estimated reclamation and abandonment costs were discounted using credit adjusted, risk-free interest rates ranging from 6% to 7% from the time we incurred the obligation to the time we expect to pay the retirement obligation.

	2009	2008
Balance January 1	$32,004	$11,579
Changes in obligations due to acquisition of 70.3% of Greens Creek	—	12,145
Changes in obligations due to changes in reclamation plans	3,347	13,114
Accretion expense	1,608	475
Changes in obligations due to sale of discontinued operations	—	(4,474)
Payment of reclamation obligations	(377)	(835)
Balance at December 31	$36,582	$32,004

For additional information as it pertains to the acquisition of the remaining 70.3% interest in Greens Creek, see Note 18.  See Note 12 for further discussion of the sale of our discontinued Venezuelan operations.

Note 5: Income Taxes

Major components of our income tax provision (benefit) for the years ended December 31, 2009, 2008 and 2007, are as follows (in thousands):

	2009	2008	2007
Continuing operations:
Current:
Federal	$(1,277)	$3	$811
State	33	(170)	88
Foreign	664	370	504
Total current income tax provision	580	203	1,403
Federal deferred income tax (benefit) provision	(7,100)	3,604	(9,906)
Total income tax (benefit) provision from continuing operations	(7,680)	3,807	(8,503)

Discontinued operations:
Tax provision for loss on sale of discontinued operations	—	2,944	—
Tax benefit for loss from discontinued operations	—	—	(627)

Total income tax (benefit) provision	$(7,680)	$6,751	$(9,130)

Domestic and foreign components of income (loss) from operations before income taxes for the years ended December 31, 2009, 2008 and 2007, are as follows (in thousands):

	2009	2008	2007
Domestic	$59,779	$(23,823)	$72,104
Foreign	367	(9,543)	(12,450)
Discontinued operations	—	(26,446)	(15,587)
Total	$60,146	$(59,812)	$44,067

The annual tax provision (benefit) is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax income (loss). The reasons for the difference are (in thousands):

	2009		2008		2007
Computed “statutory” (benefit) provision	$21,051	35%	$(20,934)	(35)%	$15,423	35%
Percentage depletion	(7,953)	(16)	(2,594)	(4)	(10,416)	(24)
Net increase (utilization) of U.S. and foreign tax loss carryforwards	(13,098)	(19)	23,528	39	(3,534)	(8)
Change in valuation allowance other than utilization	(7,100)	(12)	3,604	6	(10,481)	(24)
Discontinued operations	—	—	2,944	5	—	—
Tax loss carryback from change in tax law	(1,989)	(3)	—	—	—	—
Effect of U.S. AMT, state, foreign taxes and other	1,409	2	203	—	(122)	—
	$(7,680)	(13)%	$6,751	11%	$(9,130)	(21)%

We evaluated the positive and negative evidence available to determine whether a valuation allowance is required on our net deferred tax assets.  At December 31, 2009 and 2008, the balance of our valuation allowance was $110 million and $139 million, respectively.

For the year ended December 31, 2009, we examined all available evidence and determined that a reduction to the valuation allowance of $7.1 million was necessary.  Increased revenue from higher metal prices and reduced interest expense from the extinguishment of company debt improved our financial position during 2009.  We analyzed long-range plans to project future U.S. taxable income to support a net deferred tax asset of $45.6 million.

For the year ended December 31, 2008, three significant factors had an impact on our net deferred tax position.  We acquired control of the Greens Creek Joint Venture in April 2008 and added a net deferred tax asset of $23 million related to the purchase price allocation and purchase accounting.  In July 2008, we sold our Venezuelan business. The deferred tax assets related to the Venezuelan business were eliminated, resulting in a net deferred tax reduction of $3.2 million.  Lastly, the economic conditions in 2008 and the evidence available at year-end reduced the amount of deferred tax assets that we expected to use in the future to $38.6 million, which required a net increase to the valuation allowance of $3.6 million for 2008.

For the year ended December 31, 2007 we benefited from favorable metal prices, resulting in higher taxable income, and we utilized significant tax net operating loss carryforwards.  We increased our net deferred tax assets by $10.5 million, to a total of $22.3 million at December 31, 2007, to reflect the total net deferred tax asset that we expect to utilize over a 2-year period based on income from operations.  Due to our return to profitability in 2007 and 2006, we felt that 24 months was an appropriate period to measure based on all available evidence at that time.

The deferred tax asset will be amortized against taxable income in the U.S. in future periods. We will review available evidence in future periods to determine whether more or less of our deferred tax asset should be realized. Adjustment to the valuation allowance will be made in the period for which the determination is made.

The components of the net deferred tax asset were as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Accrued reclamation costs	$44,933	$44,281
Deferred exploration	9,639	8,523
Investment valuation differences	1,364	—
Postretirement benefits other than pensions	2,373	1,761
Deferred compensation	3,260	2,253
Foreign net operating losses	12,809	8,058
Federal net operating losses	68,653	85,200
State net operating losses	8,237	10,578
Capital loss carryforward	767	767
Tax credit carryforwards	5,431	2,809
Stock compensation	2,887	1,926
Other comprehensive income	5,761	10,009
Miscellaneous	3,841	2,162
Total deferred tax assets	169,955	178,327
Valuation allowance	(110,269)	(138,848)
Total deferred tax assets	59,686	39,479
Deferred tax liabilities:
Inventory	(301)	—
Pension costs	(1,065)	—
Properties, plants and equipment	(12,668)	(927)
Total deferred tax liabilities	(14,034)	(927)
Net deferred tax asset	$45,652	$38,552

We plan to permanently reinvest earnings from foreign subsidiaries. For the years 2009, 2008 and 2007 we had no unremitted foreign earnings. Foreign net operating losses carried forward are shown above as a deferred tax asset.

We recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized principally due to the expiration of net operating losses and tax credit carryforwards. The changes in the valuation allowance for the years ended December 31, 2009, 2008 and 2007, are as follows (in thousands):

	2009	2008	2007
Balance at beginning of year	$(138,848)	$(115,413)	$(133,363)
Increase related to non-utilization of net operating loss carryforwards and non-recognition of deferred tax assets due to uncertainty of recovery	(1,658)	(39,679)	(38,325)
Decrease related to net recognition of deferred tax assets	7,100	16,244	10,486
Decrease related to recognition of deferred tax liability on unrealized gain	—	—	5,192
Decrease related to utilization and expiration of deferred tax assets	23,137	—	25,967
Decrease due to utilization on gain on sale of subsidiary	—	—	14,630
Balance at end of year	$(110,269)	$(138,848)	$(115,413)

As of December 31, 2009, for U.S. income tax purposes, we have net operating loss carryforwards of $196.2 million and $71.5 million, respectively, for regular and alternative minimum tax purposes. These operating loss carryforwards expire over the next 15 to 20 years, the majority of which expire between 2012 and 2020. In addition, we have foreign tax operating loss carryforwards of approximately $42 million, which expire between 2010 and 2017. Our U.S. tax loss carryforwards may also be limited upon a change in control. We have approximately $1.7 million in alternative minimum tax credit carryforwards which do not expire and are eligible to reduce future regular U.S. tax liabilities.

Uncertain Tax Positions

Hecla Mining Company and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.  We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 2006, or examinations by foreign tax authorities for years prior to 2003.  We currently have no tax years under examination.

We concluded that consistent with 2007 and 2008, the guidance regarding accounting for uncertainty in income taxes had no significant impact on our results of operations or financial position as of December 31, 2009.  Therefore, we do not have an accrual for uncertain tax positions as of December 31, 2009.  As a result, tabular reconciliation of beginning and ending balances would not be meaningful.  If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Note 6: Debt and Capital Leases

Debt and capital lease obligations consist of the following:

	December 31, 2009	December 31, 2008
Long-term debt	$--	$121,667
Short-term debt	--	40,000
Capital lease obligations	4,841	--

Total debt and capital lease obligations	4,841	161,667
Less: Current maturities	(1,560)	(48,018)

Non-current portion of debt and capital lease obligations	$3,281	$113,649

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

The first term facility principal payment of $18.3 million was paid on September 30, 2008.  We applied $162.9 million in proceeds from the public offering of 34.4 million shares of our common stock against the bridge loan principal balance during the third quarter of 2008. On October 16, 2008, we repaid an additional $37.1 million of the bridge facility balance and reached an agreement with our bank syndicate to extend the remaining $40 million outstanding bridge facility balance until February 16, 2009. In December 2008, we reached an agreement with the bank syndicate to move the $18.3 million term facility principal payment originally scheduled for December 31, 2008 to February 13, 2009, and repayment of the $40 million bridge facility balance was due on February 13, 2009 as a result of the amendment.  On February 3, 2009, we again amended the terms of the credit agreement to defer all scheduled term facility principal payments due in 2009, totaling $66.7 million, to 2010 and 2011.

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

On June 4, 2009, we completed the sale in a private placement of 17.4 million shares of our common stock and Series 4 Warrants to purchase 12.2 million shares of our common stock for gross proceeds of $60 million (see Note 9 for more information).  $57.2 million of the proceeds were applied against the outstanding term facility balance in June 2009.

On June 29, 2009, we made an $18.2 million prepayment of our term facility principal balance under an additional amendment.  We repaid the remaining $38.3 million term facility balance on October 14, 2009.

The December 2008 amendment to the credit agreement to defer the $18.3 million principal payment discussed above also resulted in a change to the interest rate on the term facility from an applicable margin of 2.25% and 3.00% over the London InterBank Offered Rate (LIBOR) to an applicable margin of 6% over LIBOR, or an alternative base rate plus an applicable margin of 5.00%. However, we entered into an interest rate swap agreement to manage the effects of interest rate volatility on the term facility (see Note 10).  Prior to its repayment in October 2009, the outstanding term facility balance was subject to the interest rate swap and had an interest rate of 9.38%.  The interest rate applicable margins did not change as a result of the February 3 and June 29, 2009 amendments to the agreement. During 2009 we incurred interest expense totaling $11.3 million, including amortization of loan origination fees and net expense incurred for the interest rate swap, for the term facility prior to our repayment of the outstanding balance in October 2009.  The bridge facility had an interest rate of either LIBOR plus 6.00% or an alternative base rate plus 5.00%.  During the first quarter of 2009, we incurred interest expense totaling $2.3 million, including amortization of loan origination fees, for the bridge facility prior to our repayment of the outstanding balance in February 2009.  Total interest expense incurred for our credit facilities for 2009 and 2008 included $4.0 million and $5.2 million, respectively, for the amortization of loan origination fees and net expense of $2.7 million and $1.8 million, respectively, related to interest rate swap adjustments.

The February 3, 2009 amendment to the credit agreement also required us to pay an additional fee to our lenders upon effectiveness of the amendment, and on each subsequent July 1st and January 1st, by issuing to the lenders an aggregate amount of a new Series of 12% Convertible Preferred Stock (discussed further in Note 9) equal to 3.75% of the aggregate principal amount of the term facility outstanding on February 10, 2009 and on each July 1st and January 1st thereafter until the term facility is paid off in full.  Pursuant to this requirement, 42,621 shares of 12% Convertible Preferred Stock valued at $4.3 million were issued to the lenders in February 2009.  However, the June 2009 amendment to our credit agreement waived, through September 15, 2009, the 3.75% semiannual fee paid in 12% Convertible Preferred Stock.  The fee waiver was extended for an additional month in September 2009, until October 15, 2009, and we repaid the remaining outstanding balance on the term facility on October 14, 2009.  In July 2009, 13,700 of the 12% Convertible Preferred Shares were converted to common stock, with the remaining 28,921 shares converted in October 2009.

On October 14, 2009, we entered into a $60 million senior secured revolving credit agreement for a three-year term.  The facility is secured by our Greens Creek assets, including the common shares owned by us in the wholly-owned subsidiaries that hold the equity interest in the joint venture that owns the Greens Creek mine.  Amounts borrowed under the credit agreement are available for general corporate purposes.  The interest rate on outstanding loans under the agreement is 6.0% above the one-year LIBOR or an alternative base rate plus an applicable margin of 5.0%.  We are required to pay a standby fee of 2.4% per annum on undrawn amounts under the revolving credit agreement.  We incurred $0.3 million in interest expense in 2009 for the amortization of loan fees relating to the revolving credit agreement.  $1.9 million in interest expense incurred was capitalized and $11.3 million was recorded to expense during 2009. The credit agreement includes various covenants and other limitations related to our various financial ratios and indebtedness and investments, as well as other information and reporting requirements, including the following limitations:

•	Leverage ratio (calculated as total debt divided by EBITDA) of not more than 3.0:1.
•	Interest coverage ratio (calculated as EBITDA divided by interest expense) of not less than 3.0:1.
•	Current ratio (calculated as current assets divided by current liabilities) of not less than 1.10:1.
•	Tangible net worth of greater than $500 million.

We have not drawn funds on the current revolving credit facility as of the filing date of this Form 10-K.

Capital Leases

We entered into two 36-month lease agreements in January 2009 for equipment at our Greens Creek and Lucky Friday units, which we have determined to be capital leases.  As of December 31, 2009, we recorded $5.7 million for the gross amount of assets acquired under the capital leases and $1.0 million in accumulated depreciation, in Properties, plants, equipment and mineral interests. We recorded a total liability balance of $4.8 million at December 31, 2009 relating to the lease obligations, with $1.6 million of the liability classified as current and included in Current portion of long-term debt and capital leases and the remaining $3.2 million included in Long-term debt and capital leases.  The total obligation for future minimum future lease payments was $5.0 million at December 31, 2009, with $0.2 million attributed to interest.  The annual maturities of capital lease commitments, including interest, are:

Year ending December 31,
2010	$2,058
2011	1,897
2012	1,068
Total	5,023
Less: imputed interest	(182)
Net capital lease obligation	$4,841

Note 7: Commitments and Contingencies

Bunker Hill Superfund Site

In 1994, our wholly owned subsidiary, Hecla Limited, as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), entered into a Consent Decree with the U.S. Environmental Protection Agency (“EPA”) and the State of Idaho concerning environmental remediation obligations at the Bunker Hill Superfund site, a 21-square-mile site located near Kellogg, Idaho (the “Bunker Hill site”). The 1994 Consent Decree (the “Bunker Hill Decree” or “Decree”) settled Hecla Limited’s response-cost responsibility under CERCLA at the Bunker Hill site. Parties to the Decree included Hecla Limited, Sunshine Mining and Refining Company (“Sunshine”) and ASARCO Incorporated (“ASARCO”). Sunshine subsequently filed bankruptcy and settled all of its obligations under the Bunker Hill Decree.

In 1994, Hecla Limited entered into a cost-sharing agreement with other potentially responsible parties, including ASARCO, relating to required expenditures under the Bunker Hill Decree. ASARCO was in default of its obligations under the cost-sharing agreement and consequently in August 2005, Hecla Limited filed a lawsuit against ASARCO in Idaho State Court seeking amounts due Hecla Limited for work completed under the Decree. Additionally, Hecla Limited claimed certain amounts due Hecla Limited under a separate agreement related to expert costs incurred to defend both parties with respect to the Coeur d’Alene River Basin litigation in Federal District Court, discussed further below. After Hecla Limited filed suit, ASARCO filed for Chapter 11 bankruptcy protection in United States Bankruptcy Court in Texas in August 2005. As a result of this filing, an automatic stay was in effect for Hecla Limited’s claims against ASARCO. Hecla Limited was unable to proceed with the Idaho State Court litigation against ASARCO because of the stay, and asserted Hecla Limited’s claims in the context of the bankruptcy proceeding.

In late September 2008, Hecla Limited reached an agreement with ASARCO to allow Hecla Limited’s claim against ASARCO in ASARCO’s bankruptcy proceedings in the amount of approximately $3.3 million.  Hecla Limited’s claim included approximately $3.0 million in clean up costs incurred by Hecla Limited for ASARCO’s share of such costs under the cost sharing agreement with ASARCO related to the Bunker Hill Decree.  The remaining $330,000 is litigation-related costs incurred by Hecla Limited for ASARCO’s share of expert fees in the Basin litigation.  The agreement also provides that Hecla Limited and ASARCO release each other from any and all liability under the cost sharing agreement, the Bunker Hill Decree and the Basin CERCLA site.  That agreement was approved by the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) on October 27, 2008.

On July 9, 2008, the United States and the State of Idaho reached a settlement agreement with ASARCO under the Bunker Hill Decree. That agreement, among other things, provided for the payment by ASARCO of $16.8 for various costs and settled ASARCO’s liability under the Decree.  The Bankruptcy Court approved that settlement on August 1, 2008.

In late 2009, both the Bankruptcy Court and the U.S. Federal District Court in Texas approved ASARCO’s Plan of Reorganization.  As a result of the approved Plan of Reorganization, in December 2009 Hecla Limited received all of its $3.3 million allowed claim plus interest from ASARCO in the bankruptcy proceeding.  In addition, pursuant to the approved Plan of Reorganization in the ASARCO bankruptcy proceeding, the United States and the State of Idaho received approximately $16.8 million, plus interest, from ASARCO for their allowed combined claims under the Bunker Hill Decree.

In December 2005, Hecla Limited received notice that the EPA allegedly incurred $14.6 million in costs relating to the Bunker Hill site from January 2002 to March 2005. The notice was provided so that Hecla Limited and ASARCO might have an opportunity to review and comment on the EPA’s alleged costs prior to the EPA’s submission of a formal demand for reimbursement, which has not occurred as of the date of this filing. Hecla Limited reviewed the costs submitted by the EPA to determine whether Hecla Limited has any obligation to pay any portion of the EPA’s alleged costs relating to the Bunker Hill site. Hecla Limited was unable to determine what costs it will be obligated to pay under the Bunker Hill Decree based on the information submitted by the EPA. Hecla Limited requested that the EPA provide additional documentation relating to these costs. In September 2006, Hecla Limited received from the EPA a certified narrative cost summary, and certain documentation said to support that summary, which revised the EPA’s earlier determination to state that it had incurred $15.2 million in response costs. The September notice stated that it was not a formal demand and invited Hecla Limited to discuss or comment on the matter. In the second quarter of 2007, Hecla Limited was able to identify certain costs submitted by the EPA that Hecla Limited believes it is probable that it may have liability for within the context of the Decree, and accordingly, in June of 2007, Hecla Limited estimated the range of its potential liability to be between $2.7 million and $6.8 million, and accrued the minimum of the range as Hecla Limited believed no amount in the range was more likely than any other. If Hecla Limited is unable to reach a satisfactory resolution, it may exercise its right under the Bunker Hill Decree to challenge reimbursement of the alleged costs. However, an unsuccessful challenge would likely require Hecla Limited to further increase its expenditures and/or accrual relating to the Bunker Hill site.

The accrued liability balance at December 31, 2009 relating to the Bunker Hill site was $6.7 million. The liability balance represents Hecla Limited’s portion of the remaining remediation activities associated with the site, its estimated portion of a long-term institutional controls program required by the Bunker Hill Decree, and potential reimbursement to the EPA of costs allegedly incurred by the agency as described in a notice to Hecla Limited by the agency. ASARCO’s remaining share of its future obligations under the Bunker Hill Decree have been settled in the context of the bankruptcy proceeding and will be paid through proceeds from an ASARCO trust created in 2003 for the purpose of funding certain of ASARCO’s environmental obligations, as well as distributions to the State of Idaho and U.S. for their claims which have been approved and made in December 2009 under the approved Plan of Reorganization in ASARCO’s bankruptcy proceeding. Although Hecla Limited believes the amounts paid to the United States and the State of Idaho by ASARCO will reduce the total remaining obligations under the Decree, because of disputes and uncertainties with regard to the in remaining obligations under the Decree, there can be no assurance as to the ultimate disposition of  Hecla Limited’s environmental liability associated with the Bunker Hill site.

Coeur d’Alene River Basin Environmental Claims

Coeur d’Alene Indian Tribe Claims

In July 1991, the Coeur d’Alene Indian Tribe (“Tribe”) brought a lawsuit, under CERCLA, in Federal District Court in Idaho against Hecla Limited, ASARCO and a number of other mining companies asserting claims for damages to natural resources downstream from the Bunker Hill site over which the Tribe alleges some ownership or control. The Tribe’s natural resource damage litigation has been consolidated with the United States’ litigation described below. Because of various bankruptcies and settlements of other defendants, Hecla Limited is the only remaining defendant in the Tribe’s natural resource damages case.

U.S. Government Claims

In March 1996, the United States filed a lawsuit in Federal District Court in Idaho against certain mining companies, including Hecla Limited, that conducted historic mining operations in the Silver Valley of northern Idaho. The lawsuit asserts claims under CERCLA and the Clean Water Act, and seeks recovery for alleged damages to, or loss of, natural resources located in the Coeur d’Alene River Basin (“Basin”) in northern Idaho for which the United States asserts it is the trustee under CERCLA. The lawsuit claims that the defendants’ historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that Hecla Limited and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill site. Hecla Limited has asserted a number of defenses to the United States’ claims.

In May 1998, the EPA announced that it had commenced a Remedial Investigation/ Feasibility Study under CERCLA for the entire Basin, including Lake Coeur d’Alene, as well as the Bunker Hill site, in support of its response cost claims asserted in its March 1996 lawsuit. In October 2001, the EPA issued its proposed clean-up plan for the Basin. The EPA issued the Record of Decision (“ROD”) on the Basin in September 2002, proposing a $359.0 million Basin-wide clean-up plan to be implemented over 30 years and establishing a review process at the end of the 30-year period to determine if further remediation would be appropriate.  In 2009, the EPA commenced a process expected by late 2010 to result in an amendment to the ROD for the Basin adopting certain changes to the ecological cleanup plan for the upper portion of the Basin.  In February 2010, the EPA issued a draft focused feasibility study report which presents and evaluates alternatives for cleanup of the upper portions of the Basin.  Although the final remedy has not been selected, each proposed cleanup alternative is estimated to cost between approximately $1 and $2 billion, including work in the Bunker Hill site where Hecla Limited resolved its liability under the Bunker Hill Decree.

During 2000 and 2001, Hecla Limited was involved in settlement negotiations with representatives of the United States, the State of Idaho and the Tribe. These settlement efforts were unsuccessful. However, Hecla Limited has resumed efforts to explore possible settlement of these and other matters, but it is not possible to predict the outcome of these efforts.

Phase I of the trial on the consolidated Tribe’s and the United States’ claims commenced in January 2001, and was concluded in July 2001. Phase I addressed the extent of liability, if any, of the defendants and the allocation of liability among the defendants and others, including the United States. In September 2003, the Court issued its Phase I ruling, holding that Hecla Limited has some liability for Basin environmental conditions. The Court refused to hold the defendants jointly and severally liable for historic tailings releases and instead allocated a 31% share of liability to Hecla Limited for impacts resulting from these releases. The portion of damages, past costs and clean-up costs to which this 31% applies, other cost allocations applicable to us and the Court’s determination of an appropriate clean-up plan is to be addressed in Phase II of the litigation. The Court also left issues on the deference, if any, to be afforded the United States’ clean-up plan, for Phase II.

The Court found that while certain Basin natural resources had been injured, “there has been an exaggerated overstatement” by the plaintiffs of Basin environmental conditions and the mining impact. The Court significantly limited the scope of the trustee plaintiffs’ resource trusteeship and will require proof in Phase II of the litigation of the trustees’ percentage of trusteeship in co-managed resources. The United States and the Tribe are re-evaluating their claims for natural resource damages for Phase II; such claims may be in the range of $2.0 billion to $3.4 billion. Hecla Limited believes it has limited liability for natural resource damages because of the actions of the Court described above. Because of a number of factors relating to the quality and uncertainty of the United States’ and Tribe’s natural resources damage claims, Hecla Limited is currently unable to estimate what, if any, liability or range of liability Hecla Limited may have for these claims.

Two of the defendant mining companies, Coeur d’Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities under the litigation during 2001. On March 13, 2009 the United States reached agreement with ASARCO concerning ASARCO’s liability in the Coeur d’Alene Basin in the litigation.  The agreement, among other things, required the payment by ASARCO of approximately $482 million, to the United States or certain trusts. That agreement was approved by the Bankruptcy Court on June 5, 2009. The approval was appealed by ASARCO’s corporate parent.  In late 2009, both the Bankruptcy Court and the U S Federal Court in Texas approved ASARCO’s Plan of Reorganization which, among other things, resolved the parent’s appeal of  the June 5, 2009 Order.  As a result of ASARCO’s receiving approval of its Plan of Reorganization in the bankruptcy proceeding, and the distribution of the approximate sum of $482 million, plus interest in December 2009, Hecla Limited anticipates ASARCO will be dismissed as a defendant in the Idaho Federal Court litigation and Hecla Limited will be the only defendant remaining in the litigation. Because of the nature of this settlement and of the Bankruptcy proceeding, Hecla Limited does not believe the Coeur d’Alene Basin environmental claims asserted against ASARCO in the bankruptcy proceeding or settlement distribution amounts are indicative of Hecla Limited’s potential liability in the Coeur d’Alene Basin.  Phase II of the trial was scheduled to commence in January 2006. As a result of ASARCO’s bankruptcy filing, the Idaho Federal Court vacated the January 2006 trial date. Due to ASARCO’s resolution for its liability in the Basin in the context of its bankruptcy proceeding, Hecla Limited anticipates the Court will schedule a status conference to address rescheduling the Phase II trial date sometime in mid-2010.

In 2003, Hecla Limited estimated the range of potential liability for remediation in the Basin to be between $18 million and $58 million and accrued the minimum of the range, as it believed no amount in the range was more likely than any other amount at that time.  In the second quarter of 2007, Hecla Limited determined that the cash payment approach to estimating its potential liability used in 2003 was not reasonably likely to be successful, and changed to an approach of estimating its liability through the implementation of actual remediation in portions of the Basin.  Accordingly, Hecla Limited finalized an upper Basin cleanup plan, including a cost estimate, and reassessed its potential liability for remediation of other portions of the Basin, which caused Hecla Limited to increase its estimate of potential liability for Basin cleanup to the range of $60.0 million to $80.0 million.  Accordingly, in June 2007, Hecla Limited recorded a provision of $42.0 million, which increased Hecla Limited’s total liability for remediation in the Basin from $18.0 million to $60.0 million, the low end of the estimated range of liability, with no amount in the range being more likely than any other amount.  The liability is not discounted, as the timing of the expenditures is uncertain, but is expected to occur over the next 20 to 30 years.

In expert reports exchanged with the defendants in August and September 2004, the United States claimed to have incurred approximately $87.0 million for past environmental study, remediation and legal costs associated with the Basin for which it is alleging it is entitled to reimbursement in Phase II. In its claims filed in the ASARCO bankruptcy case, the U.S. increased this claim to $180 million. A portion of these costs is also included in the work to be done under the ROD. With respect to the United States’ past cost claims, as of December 31, 2009, Hecla Limited has determined a potential range of liability for this past response cost to be $5.6 million to $13.6 million, with no amount in the range being more likely than any other amount.

Although the United States has previously issued its ROD proposing a clean-up plan totaling approximately $359.0 million and its past cost claim is $87.0 million, based upon the Court’s prior orders, including its September 2003 order and other factors and issues to be addressed by the Court in Phase II of the trial, Hecla Limited currently estimates the range of Hecla Limited’s potential liability for both past costs and remediation (but not natural resource damages as discussed above) in the Basin to be $65.6 million to $93.6 million (including the potential range of liabilities of $60.0 million to $80.0 million for Basin cleanup, and  $5.6 million to $13.6 million for the United States’ past cost claims as discussed above), with no amount in the range being more likely than any other number at this time. Hecla Limited has accrued the minimum liability within this range, which at December 31, 2009, was $65.6 million. It is possible that Hecla Limited’s ability to estimate what, if any, additional liability it may have relating to the Basin may change in the future depending on a number of factors, including but not limited to any amendments to the ROD, information obtained or developed by Hecla Limited prior to Phase II of the trial and its outcome, and, any interim court determinations. There can be no assurance as to the outcome of the Coeur d’Alene River Basin environmental claims and Hecla Limited believes it is possible that a combination of various events, as discussed above, or other events could be materially adverse to its financial results or financial condition.

Insurance Coverage Litigation

In 1991, Hecla Limited initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to Hecla Limited and its predecessors. Hecla Limited believes the insurance companies have a duty to defend and indemnify Hecla Limited under their policies of insurance for all liabilities and claims asserted against it by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Basin. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla Limited in the Tribe’s lawsuit. During 1995 and 1996, Hecla Limited entered into settlement agreements with a number of the insurance carriers named in the litigation. Prior to 2009, Hecla Limited has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against Hecla Limited are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing Hecla Limited with a partial defense in all Basin environmental litigation. As of December 31, 2009, Hecla Limited has not recorded a receivable or reduced its accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

Mexico Litigation

In Mexico, our wholly owned subsidiary, Minera Hecla, S.A de C.V., has been involved in two cases in the State of Durango, Mexico, concerning title to the Velardeña mill. The Velardeña mill, which processed ore from Minera Hecla’s  now closed San Sebastian mine, was placed on care and maintenance upon closure of the mine.  In January 2009, Minera Hecla began negotiations to sell the mill to the claimant in the Mexico litigation.  Minera Hecla reached an agreement to sell the mill and resolve the claims in the litigation and the transaction closed in March 2009 (see Note 20 for more information).  As part of the Asset Purchase Agreement, the parties agreed to work cooperatively under the applicable procedures of Mexican law to dismiss the litigation between the parties.  As of December 31, 2009, the trial court rulings have been dismissed, and the litigation is concluded.

BNSF Railway Company Claim

In early November 2008, legal counsel for the BNSF Railway Company (“BNSF”) submitted a contribution claim under CERCLA against us for approximately $52,000 in past costs BNSF incurred in investigation of environmental conditions at the Wallace Yard near Wallace, Idaho. BNSF asserts that a portion of the Wallace Yard site includes the historic Hercules Mill owned and operated by Hercules Mining Company and that Hecla Limited is a successor to Hercules Mining Company. BNSF proposes that we reimburse them for the $52,000 in past costs and agree to pay all future clean up for the Hercules mill portion of the site, estimated to be $291,000, and 12.5% of any other site costs that cannot be apportioned. We requested and received additional information from BNSF and are investigating the claim, but do not believe that the outcome of this claim will have a material adverse effect on our results from operations or financial position.  We have not recorded a liability relating to the claim as of December 31, 2009.

Rio Grande Silver Guaranty

On February 21, 2008, our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), entered into an agreement with Emerald Mining & Leasing, LLC (“EML”) and Golden 8 Mining, LLC (“G8”) to acquire the right to earn-in to a 70% interest in the San Juan Silver Joint Venture, which holds a land package in the Creede Mining District of Colorado.  On October 24, 2008, Rio entered into an amendment to the agreement which delays the incurrence of qualifying expenses to be paid by Rio pursuant to the original agreement.  In connection with the amended agreement, we are required to guarantee certain environmental remediation-related obligations of EML and G8 to Homestake Mining Company of California (“Homestake”) up to a maximum liability to us of $2.5 million.  As of December 31, 2009, we have not been required to make any payments pursuant to the guaranty.  We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML and G8 fail to meet their obligations to Homestake (which has since been acquired by Barrick Gold Corp.). However, to the extent that any payments are made by us under the guaranty, EML and G8, in addition to other parties named in the amended agreement, have jointly and severally agreed to reimburse and indemnify us for any such payments.  We have not recorded a liability relating to the guaranty as of December 31, 2009.

Lucky Friday Water Permit Exceedances

In late 2008 and during 2009, Hecla Limited experienced a number of water permit exceedances for water discharges at its Lucky Friday unit.  In April 2009, Hecla Limited entered into a Consent Agreement and Final Order (“CAFO”) and a Compliance Order with the EPA, which included an extended compliance timeline.  In connection with the CAFO, Hecla Limited agreed to pay an administrative penalty to the EPA of $177,500 to settle any liability for such exceedances.  Hecla Limited is undertaking efforts that it believes will be successful in bringing its water discharges at the Lucky Friday unit into compliance with the permit, but cannot provide assurances that it will be able to fully comply with the permit limits, particularly in the near future.

States of South Dakota and Colorado Superfund Sites Related to CoCa Mines, Inc.

During 1991, Hecla Limited acquired all of the outstanding common stock of CoCa Mines, Inc. (“CoCa”).

During 2008, the U.S. Environmental Protection Agency (“EPA”), made a formal request for information regarding the Gilt Edge Mine Site located in Lawrence County, South Dakota, and asserted CoCa may be liable.  The Gilt Edge Mine Site was explored and/or operated as far back as the 1890s.  CoCa was involved in a joint venture that conducted limited exploration work at the site during the 1980s.    The EPA believes that a cleanup action is required at the location.  We did not acquire CoCa until 1991, well after CoCa discontinued its involvement with the Gilt Edge property.  Therefore, we believe that we are not liable for any cleanup, and if CoCa might be liable, it has no substantial assets with which to satisfy any such liability.

During 2009, the EPA made a formal request for information regarding the Nelson Tunnel/Commodore Waste Rock Pile Superfund Site (the “Site”) in Creede, Colorado.  CoCa was involved in exploration and mining activities in Creede during the 1970s and the 1980s.  We did not acquire CoCa until 1991 well after Coca discontinued its historical activities in the vicinity of the Site.  Therefore, we believe that we are not liable for any cleanup, and if CoCa might be liable, it has no substantial assets with which to satisfy any such liability.  Although CoCa has received a general notice of Superfund liability from EPA at the Gilt Edge mine, no formal claim for cleanup-related costs has been made for either site.  However, there can be no assurance that additional claims against CoCa or its parent corporations will not be asserted in the future.

Other Commitments

Our contractual obligations as of December 31, 2009 included approximately $1.6 million for various capital projects at the Greens Creek and Lucky Friday units, and approximately $4.6 million for commitments relating to non-capital items at Greens Creek. In addition, our commitments relating to open purchase orders at December 31, 2009 included approximately $0.3 million and $1.2 million, respectively, for various capital items at the Greens Creek and Lucky Friday units, and approximately $0.4 million and $0.4 million, respectively, for various non-capital costs.  We also have total commitments of approximately $5.0 million relating to scheduled payments on capital leases, including interest, for equipment at our Greens Creek and Lucky Friday units (see Note 6 for more information).

We had letters of credit for approximately $10.2 million outstanding as of December 31, 2009 for reclamation and workers’ compensation insurance bonding.

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

Note 8: Employee Benefit Plans

Pensions and Post-retirement Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees and provide certain post-retirement benefits for qualifying retired employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2009, and a statement of the funded status as of December 31, 2009 and 2008 (in thousands):

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$65,733	$59,057	$9,953	$915
Service cost	2,269	1,687	15	8
Interest cost	3,661	3,640	55	52
Amendments	—	1,472	442	8,950
Plan terminations	—	—	(8,950)	—
Actuarial gain (loss)	(1,304)	3,403	(197)	50
Benefits paid	(3,546)	(3,526)	(23)	(22)
Benefit obligation at end of year	66,813	65,733	1,295	9,953
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	60,280	84,287	—	—
Actual return (loss) on plan assets	7,832	(20,818)	—	—
Employer and employee contributions	323	337	23	22
Benefits paid	(3,546)	(3,526)	(23)	(22)
Fair value of plan assets at end of year	64,889	60,280	--	--
Funded status at end of year	$(1,924)	$(5,453)	$(1,295)	$(9,953)

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2009 and 2008 (in thousands):

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Other non-current assets:
Prepaid benefit costs	$3,105	$1,516	$—	$—
Current liabilities:
Accrued benefit liability	(336)	(333)	(56)	(88)
Other non- current liabilities:
Accrued benefit liability	(4,693)	(6,636)	(1,239)	(9,865)
Accumulated other comprehensive (income) loss	15,356	21,653	(428)	(718)
Net amount recognized	$13,432	$16,200	$(1,723)	$(10,671)

The benefit obligation and prepaid benefit costs were calculated by applying the following weighted average assumptions:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Discount rate	5.75%	6.00%	5.75%	6.00%
Expected rate of return on plan assets	8.00%	8.00%	—	—
Rate of compensation increase	4.00%	4.00%	—	—

The above assumptions were calculated based on information as of December 31, 2009 and 2008, the measurement dates for the plans. The discount rate is generally based on the rates of return available as of the measurement date from high-quality fixed income investments, which in past years we have used Moody’s AA bond index as a guide to setting the discount rate. The expected rate of return on plan assets is based upon consideration of the plan’s current asset mix, historical long-term return rates and the plan’s historical performance. Our current expected rate on plan assets of 8.0% represents approximately 148% of our past five-year’s average annual return rate of 3.23%.

Net periodic pension cost (income) for the plans consisted of the following in 2009, 2008 and 2007 (in thousands):

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Service cost	$2,269	$1,687	$910	$15	$8	$7
Interest cost	3,661	3,640	3,396	55	52	60
Expected return on plan assets	(4,673)	(6,409)	(6,020)	—	—	—
Amortization of prior service cost	602	561	461	(3)	(3)	(3)
Amortization of net gain (loss) from earlier periods	1,232	(22)	(26)	(43)	(50)	(59)
Net periodic pension cost (income)	$3,091	$(543)	$(1,279)	$24	$7	$5

The allocations of investments at December 31, 2009 and 2008, the measurement dates of the plan, by asset category in the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan are as follows:

	Hecla		Lucky Friday
	2009	2008	2009	2008
Interest-bearing cash	1%	1%	1%	1%
Equity securities	28%	26%	29%	26%
Debt securities	44%	46%	43%	45%
Real estate	10%	15%	10%	15%
Absolute return	12%	10%	12%	11%
Precious metals and other	5%	2%	5%	2%
Total	100%	100%	100%	100%

 Our statement of investment policy and objectives lays out the responsibilities of the board, the management investment committee, the investment manager(s), and investment advisor/consultant, and provides guidelines on investment and investment management. Investment objectives are established for each of the asset categories included in the pension plan with comparisons of performance against appropriate benchmarks. Our policy calls for each portion of the investments to be supervised by a qualified investment manager. The investment managers are monitored on an ongoing basis by our outside consultant, with formal reporting to us and the consultant performed each quarter. The policy sets forth the following allocation of assets:

	Target	Minimum	Maximum
Large cap U.S. equities	10%	7%	13%
Small cap U.S. equities	5%	4%	6%
Non-U.S. equities	10%	8%	12%
Fixed income	35%	29%	43%
Real estate	15%	12%	18%
Absolute return	15%	12%	18%
Real return	10%	8%	12%

Our statement of investment policy and objectives specifies over the long term to achieve the assumed long term rate of return on plan assets established by the plan’s actuary plus one percent.

Accounting guidance has established a hierarchy of assets that are measured at fair value on a recurring basis. The three levels included in the hierarchy are:

Level 1: quoted prices in active markets for identical assets or liabilities

Level 2: significant other observable inputs

Level 3: significant unobservable inputs

The fair values by asset category in each plan, along with their hierarchy levels, are as follows as of December 31, 2009 (in thousands):

	Hecla				Lucky Friday
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest-bearing cash	$633	$—	$—	$633	$202	$—	$—	$202
Common stock	2,448	—	—	2,448	623	—	—	623
Closely held instruments	—	3,568	11,027	14,595	—	978	2,947	3,925
Partnership/joint venture interests	—	2,445	—	2,445	—	626	—	626
Common collective funds	—	4,561	—	4,561	—	1,179	—	1,179
Mutual funds	26,728	—	—	26,728	6,924	—	—	6,924
Total fair value	$29,809	$10,574	$11,027	$51,410	$7,749	$2,783	$2,947	$13,479

The following is a reconciliation of assets in level 3 of the fair value hierarchy (in thousands):

	Hecla	Lucky Friday
Beginning balance at December 31, 2008	$11,923	$3,164
Net unrealized losses on assets held at the reporting date	(1,156)	(296)
Purchases	260	79
Ending balance at December 31, 2009	$11,027	$2,947

Precious metals and other include our common stock in the amounts of $3.1 million and $1.4 million at December 31, 2009 and 2008, the measurement dates of the plan, respectively. These investments represent approximately 5.0% and 2.3% of the total combined assets of these plans at December 31, 2009 and 2008, respectively.

Generally, investments are valued based on information provided by fund managers to our trustee as reviewed by management and its investment advisors. Mutual funds and equities are valued based on available exchange data. Commingled equity funds consist of publicly-traded investments. Fair value for real estate and private equity partnerships is primarily based on valuation methodologies that include third-party appraisals, comparable transactions, and discounted cash flow valuation models.

The future benefit payments, which reflect expected future service as appropriate, are estimates of what will be paid in the following years (in thousands):

Year Ending December 31,	Pension Plans	Other Post- Employment Benefit Plans
2010	$3,972	$56
2011	4,076	54
2012	4,137	62
2013	4,235	63
2014	4,455	76
Years 2015-2019	25,567	371

We expect to contribute approximately $0.3 million to our unfunded supplemental executive retirement plan next year.  We do not expect to contribute to our other pension plans during the next year.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $18.6 million, $18.3 million and $13.5 million, respectively, as of December 31, 2009, and $28.5 million, $29.4 million and $12.5 million, respectively, as of December 31, 2008.

For plans with fair values of assets in excess of accumulated benefit obligations, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $48.3 million, $43.2 million and $51.4 million, respectively, as of December 31, 2009, and $46.3 million, $41.9 million and $47.8 million, respectively, as of December 31, 2008.

For the pension plans and other benefit plans, the following amounts are included in accumulated other comprehensive income on our balance sheet as of December 31, 2009, that have not yet been recognized as components of net periodic benefit cost (in thousands):

	Pension Benefits	Other Benefits
Net actuarial (gain) loss	$12,451	$(744)
Prior-service cost	2,905	316

For the pension plans and other benefit plans, we expect to recognize as components of net periodic benefit cost during 2010 (in thousands):

	Pension Benefits	Other Benefits
Net actuarial (gain) loss	$868	$(55)
Prior-service cost	602	9

During 2010, we do not expect to have any of the plans’ assets returned.

We adjusted the pension plan assets in the first quarter of 2008 to reflect a measurement date of December 31, 2007.  The effect of changing the measurement date from September 30, 2007 to December 31, 2007 resulted in an increase to our pension asset of $0.5 million, a reduction of retained earnings of $0.4 million and a reduction of other comprehensive income of $0.1 million.

As a part of our acquisition of the remaining 70.3% of the Greens Creek Joint Venture (see Note 18), we amended our pension plan to include certain employees of the Joint Venture.  As a result, the pension plan was re-measured as of March 31, 2008.  Due to changes in the market value of securities held by the plan, its assets were reduced by approximately $3.0 million.  At the same time, the projected benefit obligation increased by approximately $2.1 million as a result of adding the Greens Creek employees.  Of the $5.1 million reduction in the funded status of the plan, $3.0 million was charged to other comprehensive income and $2.1 was charged to the purchase price allocation of the remaining interest in the Joint Venture.  In addition, as part of our acquisition of the remaining 70.3% of the Greens Creek Joint Venture, we established another post-employment benefit plan.  This plan had a liability balance on our balance sheet of $8.9 million as of December 31, 2008.  However, at the end of March 2009 we made the decision to terminate this plan.  Notification of the termination was sent to the plan participants on March 31, 2009.  As a result, the liability associated with the plan was eliminated and we recognized a $9 million non-cash gain on termination of the plan during the first quarter of 2009.

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

During 2009, 2008 and 2007, participants accumulated 689, 1,463 and 1,988 common stock units, respectively, into their stock accounts. In 2009, 2008 and 2007, 1,621, 1,545 and 3,163 common stock units were distributed to participants in the form of common shares. As of December 31, 2009 and 2008, the deferred compensation plan, together with matching amounts and accumulated interest, amounted to approximately $0.2 million and $1.0 million, respectively.

During 2009, the Board of Directors approved the grant of 1,593,974 restricted common stock units. A total of 1,045,321 of the stock units vested in January 2010. 463,178 of the stock units will vest in May 2010, and will be distributable based upon predetermined dates as elected by the participants. The remaining stock units will vest in 2010 and 2011.

During 2008, the Board of Directors approved the grant of 197,810 restricted common stock units, 15,221 of which reverted back to the plan due to employee termination. A total of 181,310 of the stock units vested in May 2009, and were distributable based upon predetermined dates as elected by the participants.

During 2007, the Board of Directors approved the grant of 125,400 restricted common stock units, 2,000 of which reverted back to the plan due to employee termination. A total of 117,850 of the stock units vested in May 2008, and were distributable based upon predetermined dates as elected by the participants.

Capital Accumulation Plans

Our employees’ Capital Accumulation Plan is available to all U.S. salaried and certain hourly employees immediately upon employment. Employees may contribute from 2% to 50% of their annual compensation to the plan. We make a matching contribution of 100% of an employee’s contribution up to, but not exceeding, 6% of the employee’s earnings. Our matching contribution was approximately $2.0 million in 2009 and $1.5 million in 2008.

During 2007 our Capital Accumulation Plan was available to all U.S. salaried and certain hourly employees after completion of two months of service.  Employees were able to contribute from 2% to 15% of their annual compensation to the plan.  We made a matching contribution of 25% of an employee’s contribution up to, but not exceeding, 6% of the employee’s earnings.  Our matching contribution was approximately $0.1 million in 2007. In February 2008, our Board of Directors authorized additional profit-sharing contributions of $0.4 million to the participants of the plan.  In April 2008, our plan was amended to the terms described above.

We also maintain an employees’ 401(k) plan, which is available to all hourly employees at the Lucky Friday unit after completion of six months of service. Employees may contribute from 2% to 50% of their compensation to the plan. We make a matching contribution of 35% of an employee’s contribution up to, but not exceeding, 5% of the employee’s earnings. Our contribution was approximately $147,000 in 2009, $154,000 in 2008 and $139,000 in 2007.

Note 9: Shareholders’ Equity

Common Stock

We are authorized to issue 400,000,000 shares of common stock, $0.25 par value per share, of which 238,334,367 shares of common stock were outstanding as of December 31, 2009. All of our currently outstanding shares of common stock are listed on the New York Stock Exchange under the symbol “HL”.

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

Registration Statements

In September of 2007, we filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission. This registration statement allowed the Company to offer and sell from time to time, in one or more offerings, shares of common stock, preferred stock, warrants and debt securities. Hecla used the net proceeds of all securities sold for general corporate purposes and debt service.  In December 2007, our 6.5% Mandatory Convertible Preferred Stock was sold pursuant to this registration statement.

Pursuant to this registration statement, on September 12, 2008, we completed an underwritten public sale of 31 million shares of our common stock for $5 per share, resulting in net proceeds of approximately $147 million after deducting related fees, expenses and underwriting discounts and commissions.  On September 23, 2008, the underwriters exercised their over-allotment option in connection with the original offering, resulting in the issuance and sale of an additional 3.4 million shares for $5 per share, for additional net proceeds of approximately $16 million. The combined net proceeds of $163.4 million were applied to our bridge debt facility, resulting in a $162.9 million reduction to the bridge facility principal balance, with $0.9 million being paid in interest (see Note 6 for further discussion of our debt facility).

Also pursuant to our Form S-3 registration statement and base prospectus, on December 11, 2008, we entered into a definitive agreement to sell securities to selected institutional investors for aggregate proceeds of $21 million.  The offering closed in December 2008.  The securities in the sale included:

•	Approximately 10.24 million shares of our common stock.

•
Series 1 warrants to purchase up to approximately 7.68 million shares of our common stock at an exercise price of $2.45 per share, expiring in five years.  The Series 1 warrants became exercisable on June 9, 2009.

•	Series 2 warrants to purchase up to 7.68 million shares of our common stock at an exercise price of $2.35 per share. These warrants expired on February 28, 2009.

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

Also pursuant to our Form S-3 registration statement, on February 4, 2009, we entered into a definitive agreement for an underwritten public offering of securities for aggregate proceeds of $71.3 million, including the underwriters’ exercise of their over-allotment option.  The offering closed on February 5, 2009.  The securities in the sale included:

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

In December 2005, we filed a registration statement with the SEC to issue up to $175.0 million of common stock and warrants in connection with business combinations and/or acquisition activities. This registration statement was also declared effective by the SEC.  We issued 6.9 million shares of our common stock in November 2008 pursuant to this registration statement in our acquisition of substantially all of the assets of Independence Lead Mines (see Note 18 for more information on the acquisition).

Private Placement Offering

On June 2, 2009, we entered into a definitive agreement to sell securities in a private placement for gross proceeds of approximately $60 million, which closed on June 4, 2009.  The securities in the sale included:

•	Approximately 17.4 million shares of our common stock.

•
Series 4 warrants to purchase up to approximately 12.2 million shares of our common stock at an exercise of $3.68 per share, subject to certain adjustments.  The Series 4 warrants became exercisable on December 7, 2009 and are exercisable during the 181 day period following that date.

The units, including common stock and warrants, were priced at $3.45 per unit, resulting in gross proceeds of approximately $60 million.  Net proceeds to us were approximately $57.6 million after related expenses (including placement fees).  In arriving at the relative values of the common stock and warrants, we used the Black-Scholes option pricing model with a risk-free interest rate of 1.99%, stock price at closing on the date before issuance of $3.33, volatility of 131%, dividend yield of 0%, and terms equal to the terms of the warrants. The relative values of our stock and warrants, in thousands, were:

	Shares	Value
Common Stock	17,391,302	$43,393
Series 4 warrants to purchase Common Stock	12,173,913	14,168
Total		$57,561

Status of Warrants

The following table summarizes certain information about our stock purchase warrants at December 31, 2009:

	Warrants	Exercise Price	Value at Issuance Date (in thousands)	Expiration/ Exercise Date
Warrants Issued:
Series 1 warrants to purchase Common Stock	7,682,927	$2.45	$5,335	June 2014
Series 1 warrants to purchase Common Stock	460,976	2.56	400	June 2014
Series 2 warrants to purchase Common Stock	7,682,927	2.35	620	February 2009
Series 3 warrants to purchase Common Stock	18,400,000	2.50	14,816	August 2014
Series 4 warrants to purchase Common Stock	12,173,913	3.68	14,168	June 2010
Total Warrants Issued	46,400,743		35,339
Warrants Exercised:
Series 3 warrants to purchase Common Stock	(15,000)	2.50	(12)	September 2009
Series 3 warrants to purchase Common Stock	(8,500)	2.50	(7)	November 2009
Warrants Expired:
Series 2 warrants to purchase Common Stock	(7,682,927)	2.35	(620)	February 2009
Total Warrants Outstanding and Exercisable	38,694,316		$34,700

Preferred Stock

Our Charter authorizes us to issue 5,000,000 shares of preferred stock, par value $0.25 per share. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by our Board of Directors. The Board may fix the number of shares constituting each series and increase or decrease the number of shares of any series. As of December 31, 2009, 2,170,316 shares were outstanding, including 157,816 shares of Series B Preferred Stock. All of the shares of our Series B Preferred Stock are listed on the New York Stock Exchange under the symbol “HL PB.” In December of 2007, we sold 2,012,500 shares of 6.5% Mandatory Convertible Preferred Stock for proceeds of $194.9 million, net of $6.4 million in related costs. Shares of our Mandatory Convertible Preferred Stock are listed on the New York Stock Exchange under the symbol “HL PrC.”

In connection with the Fourth Amendment of our credit agreement in February 2009, we established a new series of 12% Convertible Preferred Stock.  Pursuant to the amended and restated credit agreement, 42,621 shares of the 12% Convertible Preferred Stock were issued to the lenders in February 2009 and valued at $4.3 million at the time of issuance.  In addition, we agreed to issue to the lenders an aggregate amount of 12% Convertible Preferred Stock equal to 3.75% of the aggregate principal amount of the term facility outstanding on each subsequent July 1st and January 1st that the term loan is outstanding until the term facility is paid in full.  However, we entered into a Fifth Amendment of our credit agreement in June 2009 which waived, through September 15, 2009, the 3.75% semiannual fee to be paid in the 12% Convertible Preferred Stock.  The fee waiver was extended in September 2009 for an additional month, until October 15, 2009, and we repaid the remaining outstanding principal balance on the credit facility on October 14, 2009.  See Note 6 for more information on our credit facilities.

In July of 2009, certain holders of 12% Convertible Preferred Stock converted 13,700 shares of their preferred stock into 828,326 shares of Common Stock pursuant to the Certificate of Designations of the remaining 12% Convertible Preferred Stock.  In October of 2009, the holders of the 12% Convertible Preferred Stock converted their remaining 28,921 preferred shares into 1,801,171 shares of Common Stock pursuant to the Certificate of Designations, and there are no longer any shares of 12% Convertible Preferred Stock outstanding.

Ranking

The Series B and Mandatory Convertible preferred stock series rank on parity with respect to each other, and rank senior to our common stock and any shares of Series A preferred shares with respect to payment of dividends, and amounts upon liquidation, dissolution or winding up.

While any shares of Series B and Mandatory Convertible  preferred stock are outstanding, we may not authorize the creation or issue of any class or series of stock that ranks senior to the Series B and Mandatory Convertible preferred stock as to dividends or upon liquidation, dissolution or winding up without the consent of the holders of 66 2/3% of the outstanding shares of Series B and Mandatory Convertible preferred stock and any other series of preferred stock ranking on a parity with respect to the Series B or Mandatory Convertible preferred stock as to dividends and upon liquidation, dissolution or winding up, voting as a single class without regard to series.

Dividends

Series B preferred stockholders are entitled to receive, when, as and if declared by the Board of Directors out of our assets legally available therefore, cumulative cash dividends at the rate per annum of $3.50 per share of Series B Preferred Stock. Dividends on the Series B Preferred Stock are payable quarterly in arrears on October 1, January 1, April 1 and July 1 of each year (and, in the case of any undeclared and unpaid dividends, at such additional times and for such interim periods, if any, as determined by the Board of Directors), at such annual rate. Dividends are cumulative from the date of the original issuance of the Series B Preferred Stock, whether or not in any dividend period or periods we have assets legally available for the payment of such dividends. Accumulations of dividends on shares of Series B Preferred Stock do not bear interest. We declared and paid our regular quarterly dividend of $0.875 per share on the outstanding Preferred B shares through the third quarter of 2008.

Dividends on our Mandatory Convertible Preferred Stock are payable on a cumulative basis when, as, and if declared by our board of directors, at an annual rate of 6.5% per share on the liquidation preference of $100 per share in cash, common stock, or a combination thereof, on January 1, April 1, July 1, and October 1 of each year to, and including, January 1, 2011.  We declared and paid our quarterly dividends on the Mandatory Convertible Preferred Stock through the third quarter of 2008. On August 29, 2008 the Board of Directors declared that the regular quarterly dividend on the outstanding 6.5% Mandatory Convertible Preferred Stock in the amount of $1.625 per share would be paid in Common Stock of Hecla, for a total amount of approximately $3.27 million in Hecla Common Stock (with cash for fractional shares). The value of the shares of Common Stock issued as dividends was calculated at 97% of the average of the closing prices of Hecla’s Common Stock over the five consecutive trading day period ending on the second trading day immediately preceding the dividend payment date.

On December 5, 2008 the board of directors announced that in the interest of cash conservation, quarterly payment of dividends to the holders of both the Hecla Series B Preferred Stock and the Mandatory Convertible Preferred Stock would be deferred.  On December 1, 2009, we announced that our board of directors elected to declare and pay all dividends in arrears and the dividend scheduled for the fourth quarter of 2009 for each of our outstanding series of preferred stock.  As of December 31, 2009, we had accumulated declared and unpaid dividends of approximately $0.7 million, or $4.38 per share, on our Series B Preferred shares and approximately $16.4 million, or $8.13 per share, on our Mandatory Convertible Preferred shares.  In January 2010, the $0.7 million in dividends declared and unpaid on our Series B preferred stock was paid in cash, and the dividends declared and unpaid on our Mandatory Convertible preferred stock were paid in Common Stock, for a total amount of approximately $16.4 million in our Common Stock (with cash for fractional shares).  The value of the shares of Common Stock issued as dividends was calculated at 97% of the average of the closing prices of our Common Stock over the five consecutive trading day period ending on the second day immediately preceding the dividend payment date.

Redemption

The Series B Preferred Stock is redeemable at our option, in whole or in part, at $50 per share, plus, in each case, all dividends undeclared and unpaid on the Series B Preferred Stock up to the date fixed for redemption, upon giving notice as provided below.  The Mandatory Convertible Preferred Stock is not redeemable.

Liquidation Preference

The Series B preferred stockholders are entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $50 per share of Series B preferred stock plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution to such holders (the “Liquidation Preference”), and no more. Until the Series B preferred stockholders have been paid the Liquidation Preference in full, no payment will be made to any holder of Junior Stock upon our liquidation, dissolution or winding up. The term “Junior Stock” means our common stock and any other class of our capital stock issued and outstanding that ranks junior as to the payment of dividends or amounts payable upon liquidation, dissolution and winding up to the Series B preferred stock. As of December 31, 2009 and 2008, our Series B preferred stock had a liquidation preference of $8.6 million and $8.0 million, respectively.

In the event of our voluntary or involuntary liquidation, winding-up or dissolution, each holder of the Mandatory Convertible Preferred Stock will be entitled to receive a liquidation preference in the amount of $100 per share of the mandatory convertible preferred stock, plus an amount equal to accumulated and unpaid dividends on the shares to the date fixed for liquidation, winding-up or dissolution.  The amounts payable with respect to the liquidation preference are to be paid out of our assets available for distribution to our shareholders, after satisfaction of liabilities to our creditors and distributions to holders of senior stock, and before any payment or distribution is made to holders of Junior Stock (including our common stock). If, upon our voluntary or involuntary liquidation, winding-up or dissolution, the amounts payable with respect to the liquidation preference, plus an amount equal to accumulated and unpaid dividends of the Mandatory Convertible Preferred Stock and all parity stock, are not paid in full, the holders of the Mandatory Convertible Preferred Stock and the parity stock will share equally and ratably in any distribution of our assets.  The distribution of our assets will be shared in proportion to the liquidation preference and an amount equal to accumulated and unpaid dividends to which they are entitled. After payment of the full amount of the liquidation preference and an amount equal to accumulated and unpaid dividends to which they are entitled, the holders of the Mandatory Convertible Preferred Stock will have no right or claim to any of our remaining assets.  As of December 31, 2009 and 2008, our Mandatory Convertible Preferred Stock had a liquidation preference of $217.6 million and $204.5 million, respectively.

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

Each share of our Mandatory Convertible Preferred Stock will automatically convert on January 1, 2011, into between 8.4502 and 10.3093 shares of our common stock, representing a minimum of 17,006,028 common shares and a maximum of 20,747,467 common shares that can be issued, subject to anti-dilution adjustments. At any time prior to January 1, 2011, holders may elect to convert each share of our Mandatory Convertible Preferred Stock into shares of common stock at the minimum conversion rate of 8.4502, subject to anti-dilution adjustments. In the event of a cash acquisition of us, under certain circumstances the conversion rate will be adjusted during the cash acquisition conversion period.  The effective provisional conversion rate as of December 31, 2009 was 10.3093 shares of common stock per one share of Mandatory Convertible Preferred Stock.

Stock Award Plans

We use stock-based compensation plans to aid us in attracting, retaining and motivating our officers and key employees, as well as to provide us with the ability to provide incentives more directly linked to increases in stockholder value. These plans provide for the grant of options to purchase shares of our common stock and the issuance of restricted share units of our common stock.

Stock-based compensation expense amounts recognized for the years ended December 31, 2009, 2008 and 2007 were approximately $2.6 million, or $0.01 per basic and diluted share, $4.1 million, or $0.03 per basic and diluted share, and $3.4 million, or $0.03 per basic and diluted share, respectively.  Over the next twelve months, we expect to recognize approximately $0.4 million in additional compensation expense as the remaining options and units vest.

1995 Stock Incentive Plan

Our 1995 Stock Incentive Plan, as amended in 2004, authorizes the issuance of up to 11.0 million shares of our common stock pursuant to the grant or exercise of awards under the plan. The Board of Directors committee that administers the 1995 plan has broad authority to fix the terms and conditions of individual agreements with participants, including the duration of the award and any vesting requirements. The 1995 plan will terminate in 2010.

During 2009, 2008 and 2007, respectively, 514,238, 22,082 and 29,500 options to acquire shares expired under the 1995 plan, and such options became available for re-grant under the 1995 plan. At December 31, 2009, 2008 and 2007, respectively, there were 2,332,216, 3,449,697 and 3,922,253 shares available for future grant under the 1995 plan.

Deferred Compensation Plan

We maintain a deferred compensation plan that allows eligible officers and key employees to defer a portion or all of their compensation into cash or stock units accounts. For further information see Note 8 of Notes to Consolidated Financial Statements.

Directors’ Stock Plan

In 1995, we adopted the Hecla Mining Company Stock Plan for Nonemployee Directors (the “Directors’ Stock Plan”), which may be terminated by our Board of Directors at any time. Each nonemployee director is to be credited on May 30 of each year with that number of shares determined by dividing $24,000 by the average closing price for our common stock on the New York Stock Exchange for the prior calendar year. All credited shares are held in trust for the benefit of each director until delivered to the director. Delivery of the shares from the trust occurs upon the earliest of: (1) death or disability; (2) retirement; (3) a cessation of the director’s service for any other reason; or (4) a change in control. The shares of our common stock credited to non-employee directors pursuant to the Directors’ Stock Plan may not be sold until at least six months following the date they are delivered. A maximum of one million shares of common stock may be granted pursuant to the Directors’ Stock Plan. During 2009, 2008 and 2007, respectively, 22,568, 19,488 and 29,561 shares were credited to the nonemployee directors. During 2009, 2008 and 2007, $84,000, $176,000 and $250,000, respectively, were charged to operations associated with the Directors’ Stock Plan. At December 31, 2009, there were 712,886 shares available for grant in the future under the plan.

Status of Stock Options

The fair value of the options granted during the years ended December 31, 2009, 2008, and 2007 were estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions given below:

	2009	2008	2007
Weighted average fair value of options granted	$3.42	$3.72	$3.11
Expected stock price volatility	90.00%	51.00%	45.00%
Risk-free interest rate	1.99%	2.58%	4.61%
Expected life of options	2.7 years	3.1 years	3.1 years

We estimate forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms and vesting schedules. We have not paid dividends on common shares in several years and do not anticipate paying them in the foreseeable future, therefore, no assumption of dividend payment is made in the model. The Black-Scholes option-pricing model requires the input of highly subjective assumptions, particularly for the expected term.

During 2009, 2008 and 2007, respectively, options to acquire 559,685, 542,560 and 584,500 shares were granted to our officers and key employees. Of the options granted in 2009, 2008 and 2007, 559,685, 509,560 and 559,500, respectively, were granted without vesting requirements.  The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2009 before applicable income taxes was $2.0 million, based on our closing stock price of $6.18 per common share at December 31, 2009. The majority of options outstanding were fully vested at December 31, 2009.

Transactions concerning stock options pursuant to our stock option plans are summarized as follows:

	Shares Subject to Options	Weighted Average Exercise Price
Outstanding, December 31, 2008	1,636,474	$7.64
Granted	559,685	$3.42
Exercised	(10,471)	$3.42
Expired	(514,238)	$7.52
Outstanding, December 31, 2009	1,671,450	$6.29

Of the outstanding shares above, all were exercisable at December 31, 2009. The weighted average remaining contractual term of options outstanding and exercisable at December 31, 2009 was three years.

The aggregate intrinsic values of options exercised during the years ended December 31, 2009, 2008, and 2007 were approximately $22,000, $0.1 million and $6.1 million, respectively. We received cash proceeds of $36,000 for options exercised in 2009, $0.1 million for options exercised in 2008, and $8.8 million for options exercised in 2007.

Restricted Stock Units

Unvested restricted stock units, for which the board of directors has approved grants to employees, are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested, January 1, 2009	153,693	$9.92
Granted	578,653	$3.21
Canceled	(1,421)	$9.86
Distributed	(152,272)	$9.92
Unvested, December 31, 2009	578,653	$3.21

Of the 561,853 units unvested at December 31, 2009, 463,178 will vest in May 2010.  Remaining units will be distributable based on predetermined dates as elected by the participants, unless participants forfeit their units through termination in advance of vesting. We have recognized approximately $1.2 million in compensation expense since grant date, and will record an additional $0.7 million in compensation expense over the remaining vesting period related to these units.

Approximately 152,272 stock units vested in May 2009 and were distributed or deferred as elected by the recipients under the provisions of the deferred compensation plan. We recognized approximately $0.4 million in compensation expense related to these units in 2009.

Note 10: Derivative Instruments

At times, we use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in the market. These instruments do, however, expose us to other risks, including the amount by which the contract price exceeds the spot price of a commodity, and nonperformance by the counterparties to these agreements. At December 31, 2009, we had no outstanding forward sales contracts, commodity put and call options contracts or other commodity hedging positions.

We periodically use derivative financial instruments to manage interest rate risk. In May 2008, we entered into an interest rate swap agreement that had the economic effect of modifying the LIBOR-based variable interest obligations associated with our term facility.  As a result, the interest payable related to the term facility balance was to be fixed at a rate of 9.38% until the scheduled maturity on September 30, 2010 per the amended and restated credit facility.  See Note 1 – Q. Risk Management Contracts for more information.  Hedge accounting was applied for this swap and the terms of the interest rate swap agreement including the notional amounts, interest rate reset dates, and maturity dates matched the terms of the hedged note to which the swap agreement pertained.  At inception and on an ongoing basis, we performed an effectiveness test using the hypothetical derivative method, and the swap was determined to be highly effective at offsetting changes in the fair value of the hedged note.  The interest rate swap was designated as a cash flow hedge, and the fair value of the swap was calculated using the discounted cash flow method based on market observable inputs.  On October 14, 2009, we repaid the remaining $38.3 million term facility balance (see Note 6 for more information).  As a result, we determined hedge accounting for the swap to be inappropriate as of September 30, 2009, and wrote-off the remaining $0.8 million accumulated unrealized loss and recorded a $38,000 mark-to-market adjustment for the fair value of the swap through interest expense in the third quarter of 2009.   We paid $0.7 million in October 2009 to settle the remaining fair value liability associated with the swap. See Note 6 of Notes to Consolidated Financial Statements for more information on our credit facilities.

On February 3, 2009, we reached an agreement to amend the terms of our credit facilities to defer all scheduled term facility principal payments due in 2009, totaling $66.7 million, to 2010 and 2011.  On June 8, 2009, we repaid $57.1 million of the outstanding term credit facility balance using proceeds from a private placement equity offering (see Note 9 for more information), and on June 29, 2009, we repaid an additional $18.2 million of the outstanding term facility balance as a part of another amendment to our term credit facility (see Note 6).  As a result of these credit facility amendments and repayments, the hedging relationship was de-designated and a new hedging relationship was re-designated in each case.  A final retrospective hedge effectiveness assessment was performed on the prior hedging relationships at the date of each de-designation, and only the May 5, 2008 hedging relationship was determined to be ineffective for the first quarter ended March 31, 2009.  Consequently, the change in fair value of the swap of $0.2 million between December 31, 2008 and February 3, 2009 was recorded as a gain on the income statement.  The amount of unrealized loss included in accumulated other comprehensive income relating to the prior hedge was recognized in the income statement in the third quarter of 2009, as the remaining term facility balance was repaid in October 2009.

The following table summarizes the effect of our interest rate swap on our balance sheet and statement of operations as of and for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Fair value liability in other non-current liabilities at December 31,	$—	$2,481
Accumulated unrealized loss in other comprehensive loss at December 31,	—	(1,967)
Loss recognized in other comprehensive loss	—	(1,967)
Loss reclassified from accumulated other comprehensive loss to interest expense	1,967	—
Loss recognized in interest expense related to the ineffective portion	213	514

We recognized net losses related to the interest rate swap, including losses reclassified from accumulated other comprehensive loss and losses related to the ineffective portion of the swap, of $2.7 million and $1.8 million, respectively, for the years ended December 31, 2009 and 2008, which were included in interest expense.

Our concentrate sales are based on a provisional sales price containing an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward price at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through earnings each period prior to final settlement.Total expense st by summarizedpense on the ineffective portion o interest expensee sheet and stateent earnings, with the remaini

Note 11: Business Segments

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

Prior to the first quarter of 2009, we reported an additional segment, the San Sebastian unit, for our various properties and exploration activities in Mexico.  However, as a result of a recent work force reduction and a decrease in exploration activity there resulting from a company-wide cash conservation effort, and our ownership of 100% of Greens Creek (discussed further below), we have determined that the San Sebastian unit no longer meets the criteria for disclosure as a reportable segment.

Prior to the second quarter of 2008, we also reported a fourth segment, the La Camorra unit, representing our operations and various exploration activities in Venezuela.  On June 19, 2008, we entered into an agreement to sell our wholly owned subsidiaries holding our business and operations in Venezuela, with the transaction closing on July 8, 2008. Our Venezuelan activities are reported as discontinued operations on the Consolidated Statement of Operations and Cash Flows for all periods presented (see Note 12. Discontinued Operations).  As a result, we have determined that it is no longer appropriate to present a separate segment representing our operations in Venezuela.

On April 16, 2008, we completed the acquisition of the companies owning 70.3% of the joint venture operating the Greens Creek mine for $700 million in cash and 4,365,000 million shares of our common stock, resulting in 100% ownership of Greens Creek by our various wholly owned subsidiaries.  Accordingly, the information on our segments presented below reflects our 100% ownership of Greens Creek as of the April 16, 2008 acquisition date, and our previous 29.7% ownership interest prior to that date.  See Note 18 for more information on the acquisition.

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

Sales of metal concentrates and metal products are made principally to custom smelters and metals traders. The percentage of sales from continuing operations contributed by each segment is reflected in the following table:

	Year Ended December 31,
	2009	2008	2007
Greens Creek	73.4%	68.9%	47.7%
Lucky Friday	26.6%	31.1%	52.3%
	100%	100%	100%

The tables below present information about reportable segments as of and for the years ended December 31 (in thousands).

	2009	2008	2007
Net sales from continuing operations to unaffiliated customers:
Greens Creek	$229,318	$141,103	$75,213
Lucky Friday	83,230	63,562	82,427
	$312,548	$204,665	$157,640
Income (loss) from operations:
Greens Creek	$79,329	$(2,489)	$35,212
Lucky Friday	27,146	14,636	39,451
Other	(31,203)	(37,506)	(21,622)
	$75,272	$(25,359)	$53,041
Capital additions (including non-cash additions):
Greens Creek	$17,520	$721,387	$9,147
Lucky Friday	15,990	58,698	24,778
Discontinued operations	—	—	7,236
Other	30	12,860	991
	$33,540	$792,945	$42,152
Depreciation, depletion and amortization from continuing operations:
Greens Creek	$52,909	$30,022	$8,440
Lucky Friday	9,928	5,185	3,883
	$62,837	$35,207	$12,323
Other significant non-cash items from continuing operations:
Greens Creek	$2,974	$1,194	$170
Lucky Friday	22	18	18
Other	(6,687)	10,260	(19,202)
	$(3,691)	$11,472	$(19,014)
Identifiable assets:
Greens Creek	$771,433	$800,030	$70,671
Lucky Friday	116,797	103,748	58,350
Discontinued operations	—	—	83,131
Other	158,554	85,013	438,585
	$1,046,784	$988,791	$650,737

The following is sales information by geographic area, based on the location of concentrate shipments and location of parent company for sales from continuing operations to metal traders, for the years ended December 31 (in thousands):

	2009	2008	2007
United States	$19,127	$14,169	$3,903
Canada	136,248	102,508	103,294
Mexico	20,413	16,304	125
Japan	43,356	26,127	21,589
Korea	77,492	34,653	18,835
China	15,912	10,904	9,894
	$312,548	$204,665	$157,640

The following are our long-lived assets by geographic area as of December 31 (in thousands):

	2009	2008	2007
United States	$819,404	$848,930	$92,028
Venezuela	—	—	37,063
Mexico	114	3,183	3,217
	$819,518	$852,113	$132,308

Sales from continuing operations to significant metals customers as a percentage of total sales were as follows for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Teck Cominco Ltd.	43.6%	50.1%	65.9%
Korea Zinc	23.4%	16.9%	11.7%
Dowa/Sumitomo	7.8%	6.4%	5.8%
MS Zinc	6.1%	6.4%	7.5%

Note 12:  Discontinued Operations

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

The following table details selected financial information included in the loss from discontinued operations in the consolidated statements of operations for the years ended December 31, 2008 and 2007 (in thousands):

	Year ended December 31,
	2008	2007
Sales of products	$23,855	$68,920
Cost of sales and other direct production costs	(21,656)	(52,212)
Depreciation, depletion and amortization	(4,785)	(14,557)
Exploration expense	(1,167)	(3,885)
Other operating expense	(44)	(1,175)
Provision for closed operations	(502)	(1,347)
Interest income	212	672
Foreign exchange loss	(13,308)	(12,003)
Income tax benefit	- -	627
Loss from discontinued operations	$(17,395)	$(14,960)

Note 13: Fair Value Measurement

The table below sets forth our assets and liabilities (in thousands) that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	Balance at December 31, 2009	Balance at December 31, 2008	Input Hierarchy Level
Assets:
Cash and cash equivalents	$104,678	$36,470	Level 1
Investments	1,138	--	Level 1
Trade accounts receivable	25,141	8,314	Level 2
Other current assets - current restricted cash	829	2,107	Level 1
Non-current investments	2,157	3,118	Level 1
Non-current restricted cash and investments	10,945	13,133	Level 1

Liabilities:
Other non-current liabilities - interest rate swap	--	2,481	Level 2

Cash and cash equivalents consist primarily of money market funds and are valued at cost, which approximates fair value.

Current and non-current restricted cash balances consist primarily of certificates of deposit and U.S. Treasury securities and are valued at cost, which approximates fair value.

Our current and non-current investments consist of marketable equity securities which are valued using quoted market prices for each security multiplied by the number shares held by us.

Trade accounts receivable consist of amounts due to us for shipments of concentrates and doré sold to smelters and refiners.  Revenues and the corresponding accounts receivable for sales of metals products are recorded when title and risk of loss transfer to the customer (generally at the time of shipment).  Sales of concentrates are recorded using estimated forward prices for the anticipated month of settlement applied to our estimate of payable metal quantities contained in each shipment.  Sales are recorded net of estimated treatment and refining charges, which are also impacted by changes in metals prices and quantities of contained metals.  We must estimate the prices at which sales of our concentrates will be settled due to the time elapsed between shipment and final settlement with the smelter.  Receivables for previously recorded concentrate sales are adjusted to reflect estimated settlement metals prices at the end of each period until final settlement by the smelter.  We obtain the forward metals prices used each period from a pricing service.  Changes in metal prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  The embedded derivative contained in our concentrate sales is adjusted to fair market value through earnings each period prior to final settlement.

Prior to repayment of our term credit facility balance in October 2009 (see Note 6 for more information), we utilized an interest rate swap to fix the floating interest rate associated with the facility.  The fair value of the interest rate swap was calculated using a discounted cash flow method involving various market observable inputs.

Note 14: Income (Loss) per Common Share

We calculate basic earnings per share on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding during the period plus the effect of potential dilutive common shares during the period using the treasury stock and if-converted methods.

Potential dilutive common shares include outstanding stock options, restricted stock awards, stock units, warrants and convertible preferred stock for periods in which we have reported net income. For periods in which we reported net losses, potential dilutive common shares are excluded, as their conversion and exercise would be anti-dilutive.

A total of 2,170,316 shares of preferred stock were outstanding at December 31, 2009, of which 2,012,500 shares are convertible to common stock at the minimum rate of 8.4502 until January 1, 2011.

The following table represents net income (loss) per common share – basic and diluted (in thousands, except earnings per share):

	Year ended December 31,
	2009	2008	2007
Numerator
Income (loss) from continuing operations	$67,826	$(37,173)	$68,157
Preferred stock dividends	(13,633)	(13,633)	(1,024)
Income (loss) from continuing operations applicable to common shares	54,193	(50,806)	67,133
Loss on discontinued operations, net of tax	- -	(17,395)	(14,960)
Loss on sale of discontinued operations, net of tax	- -	(11,995)	- -
Net income (loss) applicable to common shares for basic and diluted earnings per share	$54,193	$(80,196)	$52,173

Denominator
Basic weighted average common shares	224,933	141,272	120,420
Dilutive stock options and restricted stock	8,685	- -	651
Diluted weighted average common shares	233,618	141,272	121,071

Basic earnings per common share
Income (loss) from continuing operations	$0.24	$(0.36)	$0.56
Loss from discontinued operations	- -	(0.12)	(0.13)
Loss on sale of discontinued operations	- -	(0.09)	- -
Net income (loss) applicable to common shares	$0.24	$(0.57)	$0.43

Diluted earnings per common share
Income (loss) from continuing operations	$0.23	$(0.36)	$0.56
Loss from discontinued operations	- -	(0.12)	(0.13)
Loss on sale of discontinued operations	- -	(0.09)	- -
Net income (loss) applicable to common shares	$0.23	$(0.57)	$0.43

Diluted income per share for the years ended December 31, 2009 and 2008 exclude the potential effects of outstanding shares of our convertible preferred stock, as their conversion and exercise would have no effect on the calculation of dilutive shares.

Options to purchase 1,022,240 shares of our common stock and warrants to purchase 12,173,913 shares of our common stock were not included in the computation of diluted earnings per share in the year ended December 31, 2009, as the exercise price of the options and warrants exceeded the average price of our stock during the period and therefore would not affect the calculation of earnings per share. All outstanding options, restricted share units, and warrants were exluded from the computation of diluted earnings per share in the year ended December 31, 2008, as our reported net losses for those periods would cause their conversion and exercise to have no effect on the calculation of earnings per share. For the year ended December 31, 2007, 138,700 shares for which the exercise price exceeded the average price of our stock for the period have been excluded from our calculation of earnings per share, as their conversion and exercise would have no effect on the calculation of dilutive shares.

Note 15: Other Comprehensive Income (Loss)

Due to the availability of U.S. net operating losses and related deferred tax valuation allowances, there is no tax effect associated with any component of other comprehensive income (loss). The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss) (in thousands):

	Unrealized Gains (Losses) On Securities	Adjustments For Pension Plans	Change in Derivative Contracts	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2007	$4,948	$3,952	$—	$—	$8,900
2007 change	5,235	5,074	—	(7,146)	3,163
Balance December 31, 2007	10,183	9,026	—	(7,146)	12,063
2008 change	(12,305)	(29,959)	(1,967)	7,146	(37,085)
Balance December 31, 2008	(2,122)	(20,933)	(1,967)	—	(25,022)
2009 change	2,866	6,006	1,967	—	10,839
Balance December 31, 2009	$744	$(14,927)	$—	$—	$(14,183)

The $7.1 million change in cumulative translation adjustment in 2008 resulted from the July 2008 sale of our discontinued Venezuelan operations.  The 2007 translation adjustment originated from a change in the functional currency for our now-divested Venezuelan operations from the U.S. Dollar to the Bolívar, the currency in Venezuela, implemented on January 1, 2007.  The translation adjustment was reclassified from accumulated other comprehensive income to be included in the loss on sale of discontinued operations upon the sale.  See Note 12 for more information on our discontinued Venezuelan operations.

The $2.0 million balance at December 31, 2008 for the accumulated unrealized loss on derivatives contracts is related to an interest rate swap utilized to modify the variable interest obligations associated with our term credit facility, the balance of which was repaid in October 2009.  The $2.0 million change in the accumulated unrealized loss on derivatives contracts in 2009 includes $2.7 million in adjustments to the fair value of the interest rate swap, partially offset by $0.7 million associated with reclassifications of net accumulated unrealized gains to earnings.  See Note 6 and Note 10 for more information on our credit facilities and derivative contracts.

See Note 2 for more information on our marketable securities and Note 8 for more information on our employee benefit plans.

Note 16: Investment in Greens Creek Joint Venture

The Greens Creek unit is operated through a joint venture arrangement, of which we own an undivided 100% interest in its assets through our various subsidiaries. On April 16, 2008, we completed the acquisition the equity of the Rio Tinto subsidiaries owning a 70.3% in the Greens Creek Joint Venture.  Prior to the acquisition, we owned 29.7% of the Greens Creek Joint Venture. See Note 18 of Notes to Consolidated Financial Statements for further discussion of the acquisition. The following summarized statement of operations for the year ended December 31, 2007 is derived from the audited financial statements of the Greens Creek joint venture and is presented on a 100% basis (in thousands).

Summary of Operations	2007
Net revenue	$252,960
Operating income	$128,217
Net income	$130,214

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

Our balance sheets as of December 31, 2009 and 2008 and our operating results for the year ended December 31, 2009 reflect our 100% ownership of the Greens Creek Joint Venture, while our 2008 operating results reflect our 100% ownership of the joint venture since our April 16, 2008 acquisition for the remaining 70.3% interest, and our previous 29.7% ownership portion prior to the acquisition date.  We have adjusted various asset and liability balances as of the acquisition date to reflect the purchase price allocation for the acquisition of the 70.3% joint venture interest.  See Note 18 for more information on the purchase price allocation.  In addition, our 2009 and 2008 operating results reflect depreciation, depletion and amortization on the allocation of purchase price to the acquired 70.3% portion of property, plant, equipment and mineral interests.

Note 17: Related Party Transactions

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

Prior to the acquisition, under the terms of the Joint Venture Agreement, Kennecott Greens Creek Mining Company (“KGCMC”), as manager of the Venture, received a management fee equal to 4.25% of the first $1 million of total monthly cash operating expenditures (including capital investments) plus 1% of monthly expenditures in excess of $1 million. KGCMC also paid certain direct expenses associated with services provided to the Venture by Kennecott Minerals, Kennecott Utah Copper, Rio Tinto Services and Rio Tinto Procurement, which were related parties. Prior to our acquisition of the remaining 70.3% in the Venture, KGCMC charged the following amounts to the Venture in the years ended December 31, 2008 and 2007 (on a 100% basis, in thousands):

	Years ended December 31,
	2008	2007
Management fees	$619	$1,631
Direct expenses	1,942	2,433
Total	$2,561	$4,064

In addition to the charges paid to KGCMC, the Venture contracted with Rio Tinto Marine, a related party, to act as its agent in booking shipping vessels with third parties. Rio Tinto Marine earned a 1.5% commission on shipping charges. Commissions paid totaled approximately $0.2 million for the year ended December 31, 2008 and $0.1 million for the year ended December 31, 2007, on a 100% basis.

Beginning in 2004, the Venture contracted with Rio Tinto Procurement, a related party, to act as its agent in procurement issues. A fixed monthly fee was charged for procurement services, and charges were quoted for other related contracting and cataloging services. Charges paid, on 100% basis, totaled $0.1 million for the year ended December 31, 2008 and $0.2 million for the year ended December 31, 2007.

On April 16, 2008, we completed the acquisition of the equity of the Rio Tinto subsidiaries owning the remaining 70.3% interest in the Greens Creek mine.  As a result, the related party relationships described above between the Venture and Kennecott and its affiliates were terminated upon closure of the transaction, with the exception of certain transitional services provided by Kennecott and its affiliates on a temporary basis, in accordance with the acquisition agreement.  See Note 18 for further discussion of the transaction.

In the fourth quarter of 2007, we committed to the establishment of the Hecla Charitable Foundation to operate exclusively for charitable and educational purposes, with a particular emphasis in those communities in which we have employees or operations. In December 2007, our Board of Directors made an unconditional commitment to donate 550,000 shares of our common stock, valued at $5.1 million as of the commitment date.  Accordingly, the contribution was recorded as other expense, with a credit to stockholders’ equity as of and for the year ended December 31, 2007.  The contributed shares of our common stock were issued to the Foundation in January 2008.  The Hecla Charitable Foundation was established by Hecla as a not-for-profit organization which has obtained 501(c)(3) status from the Internal Revenue Service. Its financial statements are not consolidated by Hecla.

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

The cash portion of the purchase price was partially funded by a $380 million debt facility, which included a $140 million three-year term facility and a $240 million bridge facility, the latter of which was subsequently reduced to a $40 million bridge facility.  The remaining bridge facility balance was repaid in February 2009 and the remaining term facility balance was repaid in October 2009.  See Note 6 for more information on our credit facilities.

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

The unaudited pro forma financial information below represents the combined results of our operations as if the Greens Creek acquisition had occurred at the beginning of 2007.  The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of 2007, nor is it indicative of future operating results.

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

Note 19:   Hollister Sale

In April 2007, we completed the sale of our interest in the Hollister Development Block gold exploration project in Nevada to our former partner, Great Basin Gold, Inc., for $45 million in cash and $15 million in Great Basin Gold common stock, based on the average closing share price for the 20 trading days prior to the announcement of the transaction.  The number of shares of Great Basin Gold stock transferred to Hecla was 7,930,214, which had a value of $18.6 million as of the close of market on April 18, 2007, the last price prior to the closing of the transaction.  We spent approximately $31.6 million to develop an underground ramp and conduct underground exploration at Hollister toward meeting the requirements of an earn-in agreement with Rodeo Creek Gold, Inc., a wholly owned subsidiary of Great Basin Gold, and most of these costs were treated as exploration and pre-development expense as incurred.  As a result of the sale, we recognized a pre-tax gain of $63.1 million in the second quarter of 2007.

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

Note 21:  Subsequent Events

We have evaluated all events subsequent to the balance sheet date of December 31, 2009 through the date of filing this Form 10-K with the SEC on February 17, 2010.  We have determined that there are no subsequent events that require recognition or disclosure in these financial statements.

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-K – December 31, 2009
Index to Exhibits

2.1
Exploration, Development and Mining Operating Agreement, dated February 21, 2008, by and among Emerald Mining & Leasing, LLC, Golden 8 Mining, LLC, and Rio Grande Silver, Inc.  Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on February 26, 2008 (File No. 1-8491), and incorporated herein by reference.

2.2
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

2.3
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

3.1	Certificate of Incorporation of the Registrant as amended to date.*

3.2	Bylaws of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on December 6, 2007 (File No. 1-8491), and incorporated herein by reference.

4.1(a)	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant. Filed as part of exhibit 3.1 hereto and incorporated herein by reference.

4.1(b)	Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Filed as part of exhibit 3.1 hereto and incorporated herein by reference.

4.1(c)	Certificate of Designations of 6.5% Mandatory Convertible Preferred Stock of the Registrant. Filed as part of exhibit 3.1 hereto and incorporated herein by reference.

4.1(d)	Certificate of Designations, Preferences and Rights of 12% Convertible Preferred Stock of the Registrant. Filed as part of exhibit 3.1 hereto and incorporated herein by reference.

4.2(a)	Form of Series 1 Common Stock Purchase Warrant. Filed as exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on December 11, 2008 (File No. 1-8491), and incorporated herein by reference.

4.2(b)	Form of Series 2 Common Stock Purchase Warrant. Filed as exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on December 11, 2008 (File No. 1-8491), and incorporated herein by reference.

4.2(c)	Form of Series 3 Common Stock Purchase Warrant. Filed as exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on February 9, 2009 (File No. 1-8491), and incorporated herein by reference.

4.2(d)	Form of Series 4 Common Stock Purchase Warrant. Filed as exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on June 8, 2009 (File No. 1-8491), and incorporated herein by reference.

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

10.3
Securities Purchase Agreement, dated as of December 10, 2008 between Hecla Mining Company and the purchasers identified on the signature pages thereto.  Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 11, 2008 (File No. 1-4891), and incorporated herein by reference.

10.4
Second Amended and Restated Credit Agreement, effective October 14, 2009, by and among Hecla Mining Company, as Parent, Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrowers, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders.  Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K on October 15, 2009 (File No. 1-8491), and incorporated herein by reference.

10.5
Asset Purchase Agreement with Minera William S.A. de C.V., Minera Hecla S.A. de C.V. and BLM Minera Mexicana, S.A. de C.V., dated March 6, 2009.  Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 11, 2009 (File No. 1-8491), and incorporated herein by reference.

10.6(a)
Securities Purchase Agreement, dated as of June 2, 2009, by and between Hecla Mining Company and each investor signatory thereto.  Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 8, 2009 (File No. 1-8491), and incorporated herein by reference.

10.6(b)
Registration Rights Agreement, dated as of June 2, 2009, by and between Hecla Mining Company and each investor signatory thereto.  Filed as exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on June 8, 2009 (File No. 1-8491), and incorporated herein by reference.

10.6(c)
Placement Agency Agreement, dated June 2, 2009, by and between Hecla Mining Company and Rodman & Renshaw, LLC.  Filed as exhibit 10.2 to Registrant’s Current Report on Form 8-K fled on June 8, 2009 (File No. 1-8491), and incorporated herein by reference.

10.7(b)
Agreement to Amend the Asset Purchase Agreement, dated August 12, 2008, by and among Independence Lead Mines Company, Hecla Mining Company and Hecla Merger Company.  Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on August 13, 2008 (File No. 1-8491), and incorporated herein by reference.

10.8
Underwriting Agreement, dated February 4, 2009 between Hecla Mining Company and Cannacord Adams Inc. and Canaccord Capital.  Filed as exhibit 1.1 to Registrant’s Current Report on Form 8-K filed on February 9, 2009 (File No. 1-8491), and incorporated herein by reference.

10.9
Stock Purchase Agreement, dated as of June 19, 2008, by and among Rusoro Mining Ltd., Rusoro MH Acquisition Ltd., and Hecla Limited.  Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on June 25, 2008 (File No. 1-8491), and incorporated herein by reference.

10.9(a)
Exploration, Development and Mining Operating Agreement, dated February 21, 2008, by and among Emerald Mining & Leasing, LLC, Golden 8 Mining, LLC, and Rio Grande Silver, Inc.  Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on February 26, 2008 (File No. 1-8491), and incorporated herein by reference.

10.9(b)
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

10.10
Employment Agreement dated June 1, 2007, between Registrant and Phillips S. Baker, Jr. (Registrant has substantially identical agreements with each of Messrs. Ronald W. Clayton, James A. Sabala, Dean W. McDonald and Don Poirier).  Identical Employment Agreements were entered into between the Registrant and Don Poirier on July 9, 2007, James A. Sabala on March 26, 2008, as well as David C. Sienko on January 29, 2010.  Filed as exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-8491), and incorporated herein by reference. (1)

10.11
Form of Indemnification Agreement dated November 8, 2006, between Registrant and Phillips S. Baker, Jr., Ronald W. Clayton, Dean McDonald, Ted Crumley, John H. Bowles, David J. Christensen, George R. Nethercutt, Jr., and Anthony P. Taylor.  Identical Indemnification Agreements were entered into between the Registrant and Charles B. Stanley and Terry V. Rogers on May 4, 2007, Don Poirier on July 9, 2007, James A. Sabala on March 26, 2008, and David C. Sienko on January 29, 2010.  Filed as exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491), and incorporated herein by reference. (1)

10.12
Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan.  Filed as exhibit 10.16(a) to Registrant’s Form 10-K for the period ended December 31, 2008 (File No. 1-8491), and incorporated herein by reference. (1)

10.13
Hecla Mining Company Performance Pay Compensation Plan.  Filed as Exhibit 10.5(a) to Registrant’s Form 10-K for the period ended December 31, 2004 (File No. 1-8491), and incorporated herein by reference. (1)

10.14
Hecla Mining Company 1995 Stock Incentive Plan, as amended.  Filed as exhibit 10.2(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-8491), and incorporated herein by reference. (1)

10.15
Hecla Mining Company Stock Plan for Nonemployee Directors, as amended. Filed as exhibit 10.4(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-8491), and incorporated herein by reference. (1)

10.16
Hecla Mining Company Key Employee Deferred Compensation Plan, as amended.  Filed as exhibit 10.16(e) to Registrant’s Form 10-K for the year ended December 31, 2008 (File No. 1-8491), and incorporated herein by reference. (1)

10.17
Hecla Mining Company form of Non-Qualified Stock Option Agreement (Under the Key Employee Deferred Compensation Plan) entered into between Hecla Mining Company and participants under the Key Employee Deferred Compensation Plan, as amended.  Filed as exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-8491), and incorporated herein by reference. (1)

10.18
Hecla Mining Company Retirement Plan for Employees and Supplemental Retirement and Death Benefit Plan.  Filed as exhibit 10.17(a) to Registrant’s Form 10-K for the year ended December 31, 2008 (File No. 1-8491), and incorporated herein by reference. (1)

10.19
Supplemental Excess Retirement Master Plan Documents.  Filed as exhibit 10.5(b) to Registrant’s Annual Report on Form 10-K/A-1 for the year ended December 31, 1994 (File No. 1-8491), and incorporated herein by reference. (1)

10.20
Hecla Mining Company Nonqualified Plans Master Trust Agreement.  Filed as exhibit 10.5(c) to Registrant’s Annual Report on Form 10-K/A-1 for the year ended December 31, 1994 (File No. 1-8491), and incorporated herein by reference. (1)

10.21
Engagement letter between Hecla Mining Company and Alvarez & Marsal North America, LLC, dated December 29, 2008.  Filed as exhibit 10.19 to Registrant’s Form 10-K for the year ended December 31, 2008 (File No. 1-8491), and incorporated herein by reference.

10.22
Letter agreement by and among Hecla Limited, Rusoro MH Acquisition, Ltd., and Rusoro Mining Ltd. Dated June 27, 2008.  File as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 3, 2008 (File No. 1-8491), and incorporated herein by reference.

21.	List of subsidiaries of Registrant.*

23.1	Consent of BDO Seidman, LLP.*

23.2	Consent of AMEC E&C Services, Inc.*

23.3	Consent of Scott Wilson Roscoe Postle Associates, Inc.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

___________________

(1)	Indicates a management contract or compensatory plan or arrangement.
*    Filed herewith