Form 10-Q
period 2010-06-30
HECLA MINING CO/DE/
filed 2010-07-28
CIK 719413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes   XX   .     No___.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large Accelerated Filer   XX  .                Accelerated Filer         .
Non-Accelerated Filer         .                    Smaller reporting company         .
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes        .                  No   XX  .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding July 26, 2010
Common stock, par value	256,085,076
$0.25 per share

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2010

I N D E X*

Page
PART I - Financial Information

Item 1 – Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -
June 30, 2010 and December 31, 2009	4

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) -
Three Months Ended and Six Months Ended – June 30, 2010 and 2009	5

Condensed Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2010 and 2009	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	39

PART II - Other Information

Item 1 – Legal Proceedings	40

Item 1A – Risk Factors	40

Item 6 – Exhibits	40

Signatures	41

Exhibits	47

*Items 2, 3, 4 and 5 of Part II are omitted as they are not applicable.

Item 1. Financial Statements
Part I - Financial Information

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$197,378	$104,678
Investments	- -	1,138
Accounts receivable:
Trade	22,753	25,141
Other, net	648	2,286
Inventories:
Concentrates, doré, and stockpiled ore	15,404	12,563
Materials and supplies	9,269	8,903
Current deferred income taxes	7,134	7,176
Other current assets	5,468	4,578
Total current assets	258,054	166,463
Non-current investments	1,262	2,157
Non-current restricted cash and investments	9,468	10,945
Properties, plants, equipment and mineral interests, net	815,331	819,518
Non-current deferred income taxes	38,250	38,476
Other non-current assets and deferred charges	7,370	9,225
Total assets	$1,129,735	$1,046,784

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$23,325	$13,998
Accrued payroll and related benefits	6,832	14,164
Accrued taxes	4,984	6,240
Current portion of capital leases	1,760	1,560
Current portion of accrued reclamation and closure costs	5,815	5,773
Total current liabilities	42,716	41,735
Capital leases	2,899	3,281
Accrued reclamation and closure costs	122,000	125,428
Other noncurrent liabilities	11,390	10,855
Total liabilities	179,005	181,299
Commitments and contingencies (Notes 2, 4 and 9)

SHAREHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference 2010 — $7,891 and 2009 — $8,581	39	39
Mandatory convertible preferred stock, $0.25 par value, 2,012,500 shares issued and outstanding, liquidation preference 2010 — $201,250 and 2009 — $217,600	504	504
Common stock, $0.25 par value, authorized 2010 — 500,000,000 shares and 2009 — 400,000,000 shares; issued and outstanding 2010 — 255,480,549 shares and 2009 — 238,415,742 shares	63,967	59,604
Capital surplus	1,172,006	1,121,076
Accumulated deficit	(268,803)	(300,915)
Accumulated other comprehensive loss	(14,932)	(14,183)
Less treasury stock, at cost; 2010 – 335,957 and 2009 – 81,375 shares	(2,051)	(640)
Total shareholders’ equity	950,730	865,485
Total liabilities and shareholders’ equity	$1,129,735	$1,046,784

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Part I - Financial Information (Continued)

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
 (Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Sales of products	$88,631	$74,610	$168,506	$129,331

Cost of sales and other direct production costs	35,545	41,526	71,815	71,160
Depreciation, depletion and amortization	15,020	15,927	31,089	31,145
Total cost of sales	50,565	57,453	102,904	102,305
Gross profit	38,066	17,157	65,602	27,026

Other operating expenses:
General and administrative	4,664	4,604	8,777	9,328
Exploration	5,820	1,236	9,249	2,264
Other operating expense	1,601	1,348	2,565	2,624
(Gain) loss on disposition of properties, plants, and equipment	- -	- -	- -	(6,228)
Termination of employee benefit plan	- -	- -	- -	(8,950)
Provision for closed operations and environmental matters	1,389	1,029	4,765	1,906
Total other operating expenses	13,474	8,217	25,356	944
Income from operations	24,592	8,940	40,246	26,082

Other income (expense):
Gain on sale of investments	- -	- -	588	- -
Gain on derivative contracts	1,999	- -	1,999	- -
Loss on impairment of investments	(739)	(3,018)	(739)	(3,018)
Interest and other income	16	136	67	346
Debt-related fees	- -	(464)	- -	(5,739)
Interest expense, net of amount capitalized	(529)	(2,750)	(1,207)	(7,430)
Total other income (expense)	747	(6,096)	708	(15,841)

Income before income taxes	25,339	2,844	40,954	10,241
Income tax provision	(8,255)	(345)	(2,026)	(430)

Net income	17,084	2,499	38,928	9,811
Preferred stock dividends	(3,409)	(3,409)	(6,817)	(6,817)

Income (loss) applicable to common shareholders	$13,675	$(910)	$32,111	$2,994

Comprehensive income:
Net income	$17,084	$2,499	$38,928	$9,811
Change in derivative contracts	- -	624	- -	1,026
Reclassification of loss on sale or impairment of marketable securities included in net income (loss)	739	3,018	739	3,018
Unrealized holding gains (losses) on investments	(510)	(230)	(1,488)	53

Comprehensive income	$17,313	$5,911	$38,179	$13,908

Basic income per common share after preferred dividends	$0.06	$0.00	$0.13	$0.01

Diluted income per common share after preferred dividends	$0.05	$0.00	$0.12	$0.01

Weighted average number of common shares outstanding - basic	248,549	222,417	245,371	209,659

Weighted average number of common shares outstanding - diluted	266,374	222,417	263,868	210,475

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Part I - Financial Information (Continued)

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2010		June 30, 2009

Operating activities:
Net income		$38,928		$9,811

Non-cash elements included in net income:
Depreciation, depletion and amortization		31,177		31,145
Gain on sale of investments		(588)		- -
Loss on impairment of investments		739		3,018
Gain on disposition of properties, plants and equipment		- -		(6,228)
Provision for reclamation and closure costs		2,502		822
Stock compensation		2,473		1,911
Preferred shares issued for debt-related expenses		- -		4,262
Deferred income taxes		268		- -
Amortization of loan origination fees		320		2,264
Gain on termination of employee benefit plan		- -		(8,950)
(Gain) loss on derivative contracts		(2,202)		1,230
Other non-cash charges, net		328		773

Change in assets and liabilities:
Accounts receivable		4,023		(13,154)
Inventories		(3,207)		62
Other current and non-current assets		2,517		(1,578)
Accounts payable and accrued liabilities		10,018		(8,657)
Accrued payroll and related benefits		(7,332)		1,595
Accrued taxes		(1,256)		417
Accrued reclamation and closure costs and other non-current liabilities		(5,354)		844

Cash provided by operating activities		73,354		19,587

Investing activities:
Additions to properties, plants, equipment and mineral interests		(26,427)		(9,267)
Proceeds from sale of investments		1,138		- -
Proceeds from disposition of properties, plants and equipment		- -		8,017
Changes in restricted cash and investment balances		1,476		(215)

Net cash used in investing activities		(23,813)		(1,465)

Financing activities:
Proceeds from exercise of stock options and warrants		45,562		- -
Proceeds from issuance of stock, net of related costs		- -		128,316
Acquisition of treasury shares		(693)		- -
Dividends paid to preferred shareholders		(966)		- -
Payments on interest rate swap		- -		(1,946)
Repayments of debt and capital leases		(744)		(123,605)

Net cash provided by financing activities		43,159		2,765

Change in cash and cash equivalents:
Net increase cash and cash equivalents		92,700		20,887
Cash and cash equivalents at beginning of period		104,678		36,470

Cash and cash equivalents at end of period		$197,378		$57,357

Significant non-cash investing and financing activities:
Addition of capital lease obligations		$563		$3,938
Preferred stock issued for debt-related fees	$	- -		$4,262
Preferred stock dividends paid in common stock		$19,620	$	- -

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

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

Note 2.    Investments and Restricted Cash

Investments

At December 31, 2009, the fair value of our current investments was $1.1 million, which represented stock having a cost basis of approximately $0.6 million.  These shares were sold in January 2010 for proceeds of $1.1 million, resulting in a pre-tax gain of approximately $0.5 million.  No current investments were held at June 30, 2010.

At June 30, 2010 and December 31, 2009, the fair value of our non-current investments was $1.3 million and $2.2 million, respectively. Marketable equity securities are carried at fair market value, as they are classified as “available-for-sale.” The cost basis of these non-current investments, representing equity securities, was approximately $1.2 and $1.9 million, respectively, at June 30, 2010 and December 31, 2009.  During the second quarters of 2010 and 2009, we recognized losses of $0.7 million and $3.0 million, respectively, on impairments of certain common shares as we determined the impairment to be other-than-temporary.

Our accumulated other comprehensive loss balance at June 30, 2010 included total unrealized gains of $0.1 million for investments held having a net gain position and total unrealized losses of $0.1 million for investments held having a net loss position.

Restricted Cash and Investments

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities.  Restricted investments primarily represent investments in money market funds and certificates of deposit.  These investments that are restricted are to be used primarily for reclamation funding or for funding surety bonds and were $10.3 million and $11.8 million at June 30, 2010 and December 31, 2009, respectively.

Note 3.   Income Taxes

Major components of our income tax provision for the three months and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Current:
Federal	$1,530	$(8)	$1,358	$(8)
State	230	- -	169	- -
Foreign	115	353	230	438

Total current income tax provision	1,875	345	1,757	430

Deferred:
Federal and state deferred income tax provision	6,380	- -	7,928	- -
Discrete benefit for change in valuation allowance attributable to future periods	- -	- -	(7,659)	- -

Total deferred income tax provision	6,380	- -	269	- -

Total income tax provision	$8,255	$345	$2,026	$430

           We assessed our estimate for the realization of our net deferred tax assets as of June 30, 2010.  Our ability to utilize our deferred tax assets depends on future taxable income generated from operations. For the three months ended June 30, 2010, there were no significant fluctuations in metal prices or other events that caused us to change our assessment of the ability to generate future taxable income to realize the currently recognized deferred tax assets.  After second quarter 2010 utilization of $6.4 million, the net deferred tax asset at June 30, 2010 was $45.4 million.

During the quarter ended March 31, 2010, changes in circumstances caused a change in judgment regarding the realizability of our deferred tax assets and a reduction to the valuation allowance by $11 million. These factors were an increase in average metals prices and an increase in consensus price forecasts used as the basis for projected future taxable income.  A portion of the reduction to the valuation allowance of $3 million was attributable to 2010 operating results and continues to be realized during the current year as a reduction in the effective rate for the period.  The remaining reduction in valuation allowance of $7.7 million attributable to future periods was recognized as a discrete item during the period ended March 31, 2010.

The current income tax provisions for the three and six-month periods ended June 30, 2010 and 2009 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income primarily due to the effects of percentage depletion and the changes in valuation allowance in the respective periods.

Note 4.    Commitments and Contingencies

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

In 1994, Hecla Limited entered into a cost-sharing agreement with other potentially responsible parties, including ASARCO, relating to required expenditures under the Bunker Hill Decree. ASARCO was in default of its obligations under the cost-sharing agreement and consequently in August 2005, Hecla Limited filed a lawsuit against ASARCO in Idaho State Court seeking amounts due Hecla Limited for work completed under the Decree. Additionally, Hecla Limited claimed certain amounts due Hecla Limited under a separate agreement related to expert costs incurred to defend both parties with respect to the Coeur d’Alene River Basin litigation in Federal District Court, discussed further below. After Hecla Limited filed suit, ASARCO filed for Chapter 11 bankruptcy protection in United States Bankruptcy Court in Texas in August 2005. As a result of this filing, an automatic stay was put in effect for Hecla Limited’s claims against ASARCO. Hecla Limited was unable to proceed with the Idaho State Court litigation against ASARCO because of the stay, and asserted Hecla Limited’s claims in the context of the bankruptcy proceeding.

In late September 2008, Hecla Limited reached an agreement with ASARCO to allow Hecla Limited’s claim against ASARCO in ASARCO’s bankruptcy proceedings in the amount of approximately $3.3 million.  Hecla Limited’s claim included approximately $3.0 million in clean up costs incurred by Hecla Limited for ASARCO’s share of such costs under the cost sharing agreement with ASARCO related to the Bunker Hill Decree.  The remaining $330,000 is litigation-related costs incurred by Hecla Limited for ASARCO’s share of expert fees in the Basin litigation.  The agreement also provides that Hecla Limited and ASARCO release each other from any and all liability under the cost sharing agreement, the Bunker Hill Decree and the Coeur d’Alene River Basin CERCLA site.  That agreement was approved by the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) on October 27, 2008.

On July 9, 2008, the United States and the State of Idaho reached a settlement agreement with ASARCO under the Bunker Hill Decree. That agreement, among other things, provided for the payment by ASARCO of $16.8 million for various costs and settled ASARCO’s liability under the Decree.  The Bankruptcy Court approved that settlement on August 1, 2008.

In late 2009, both the Bankruptcy Court and the U.S. Federal District Court in Texas approved ASARCO’s Plan of Reorganization.  As a result, in December 2009 Hecla Limited received all of its $3.3 million allowed claim plus interest from ASARCO in the bankruptcy proceeding.  In addition, pursuant to the approved Plan of Reorganization in the ASARCO bankruptcy proceeding, the United States and the State of Idaho received approximately $16.8 million, plus interest, from ASARCO for their allowed combined claims under the Bunker Hill Decree.

In March 2010, Hecla Limited received an invoice from the EPA to recover response costs incurred by the EPA in performing work required by the Bunker Hill Decree between January 2002 and March 2006. The invoice was a demand for payment of a portion of the costs previously identified by the EPA in its notice to Hecla Limited in December 2005 (which was not a demand for payment).  This invoice was for approximately $5.3 million and represented the total costs alleged to have been incurred by the EPA at the Bunker Hill Site during the period less approximately $9.5 million received by the EPA toward these costs from the ASARCO bankruptcy in late 2009. Prior to this invoice, Hecla Limited had determined a range of potential liability for these costs of between $2.7 and $6.8 million.  Because Hecla Limited believed no dollar amount within the range was more likely than any other based on the information available to it at that time, Hecla Limited accrued $2.7 million for this potential liability representing the minimum of the range.  Based upon the March 2010 invoice, Hecla Limited increased its accrual for this potential liability to $5.3 million in the first quarter of 2010, and paid the invoice amount in May 2010.

Our aggregate accrued liability balance relating to the Bunker Hill site was $3.5 million and $6.7 million, respectively, at June 30, 2010 and December 31, 2009. The June 30, 2010 liability balance represents Hecla Limited’s estimated portion of the remaining remediation activities associated with the site and its estimated portion of a long-term institutional controls program required by the Bunker Hill Decree. ASARCO’s remaining share of its future obligations under the Bunker Hill Decree has been settled in the context of the bankruptcy proceeding and has been paid through proceeds from an ASARCO trust created in 2003 for the purpose of funding certain of ASARCO’s environmental obligations, as well as distributions to the State of Idaho and U.S. for their claims which have been approved and made in December 2009 under the approved Plan of Reorganization in ASARCO’s bankruptcy proceeding. Although Hecla Limited believes the amounts paid to the United States and the State of Idaho by ASARCO will reduce the total remaining obligations under the Decree, because of disputes and uncertainties with regard to the remaining obligations under the Decree, there can be no assurance as to the ultimate disposition of Hecla Limited’s environmental liability associated with the Bunker Hill site.

Coeur d’Alene River Basin Environmental Claims

Coeur d’Alene Indian Tribe Claims

In July 1991, the Coeur d’Alene Indian Tribe (“Tribe”) brought a CERCLA lawsuit in Idaho Federal District Court against Hecla Limited, ASARCO and a number of other mining companies asserting claims for damages to natural resources downstream from the Bunker Hill site over which the Tribe alleges some ownership or control. The Tribe’s natural resource damage litigation has been consolidated with the United States’ litigation described below. Because of various bankruptcies and settlements of other defendants, Hecla Limited is the only remaining defendant in the Tribe’s natural resource damages case.

U.S. Government Claims

In March 1996, the United States filed a lawsuit in Idaho Federal District Court against certain mining companies, including Hecla Limited, that conducted historic mining operations in the Silver Valley of northern Idaho. The lawsuit asserts claims under CERCLA and the Clean Water Act, and seeks recovery for alleged damages to, or loss of, natural resources located in the Coeur d’Alene River Basin (“Basin”) in northern Idaho for which the United States asserts it is the trustee under CERCLA. The lawsuit claims that the defendants’ historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that Hecla Limited and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill site. Hecla Limited has asserted a number of defenses to the United States’ claims.

In May 1998, the EPA announced that it had commenced a Remedial Investigation/ Feasibility Study under CERCLA for the entire Basin, including Lake Coeur d’Alene, as well as the Bunker Hill site, in support of its response cost claims asserted in its March 1996 lawsuit. In October 2001, the EPA issued its proposed cleanup plan for the Basin. The EPA issued the Record of Decision (“ROD”) on the Basin in September 2002, proposing a $359 million Basin-wide cleanup plan to be implemented over 30 years and establishing a review process at the end of the 30-year period to determine if further remediation would be appropriate.  In 2009, the EPA commenced a process expected by late 2010 to result in an amendment to the ROD for the Basin adopting certain changes to the ecological cleanup plan for the upper portion of the Basin.  In February 2010, the EPA issued a draft focused feasibility study report which presents and evaluates alternatives for cleanup of the upper portions of the Basin.  On July 12, 2010, the EPA released for public comment its proposed plan for cleanup of the upper portion of the Basin.  Although the final remedy has not been selected, the proposed cleanup plan is estimated to cost, in net present value terms, approximately $1.3 billion, including work in the Bunker Hill site for which Hecla Limited’s liability was previously established under the Bunker Hill Decree.

During 2000 and 2001, Hecla Limited was involved in settlement negotiations with representatives of the United States, the State of Idaho and the Tribe. These settlement efforts were unsuccessful. However, Hecla Limited has resumed settlement negotiations of these and other matters, but it is not possible to predict the outcome of these efforts.

Phase I of the trial on the consolidated Tribe’s and the United States’ claims commenced in January 2001, and was concluded in July 2001. Phase I addressed the extent of liability, if any, of the defendants and the allocation of liability among the defendants and others, including the United States. In September 2003, the Court issued its Phase I ruling, holding that Hecla Limited has some liability for Basin environmental conditions. The Court refused to hold the defendants jointly and severally liable for historic tailings releases and instead allocated a 22% share of liability to ASARCO and a 31% share of liability to Hecla Limited for impacts resulting from these releases. The portion of damages, past costs and cleanup costs to which this 31% applies, other cost allocations applicable to Hecla Limited and the Court’s determination of an appropriate cleanup plan is to be addressed in Phase II of the litigation. The Court also left issues on the deference, if any, to be afforded the United States’ cleanup plan, for Phase II.

The Court found that while certain Basin natural resources had been injured, “there has been an exaggerated overstatement” by the plaintiffs of Basin environmental conditions and the mining impact. The Court significantly limited the scope of the trustee plaintiffs’ resource trusteeship and will require proof in Phase II of the litigation of the trustees’ percentage of trusteeship in co-managed resources. As stated in their own filings, the United States’ and the Tribes’ claims for natural resource damages for Phase II may be in the range of $2.0 billion to $3.4 billion. Hecla Limited believes it has limited liability for natural resource damages because of the actions of the Court described above. Moreover, because of a number of factors relating to the quality and uncertainty of the United States’ and Tribe’s natural resources damage claims, Hecla Limited is currently unable to estimate what, if any, liability or range of liability it may have for these claims.

Two of the defendant mining companies, Coeur d’Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities under the litigation during 2001. On March 13, 2009 the United States reached agreement with ASARCO concerning ASARCO’s liability in the Coeur d’Alene Basin in the litigation.  The agreement, among other things, required the payment by ASARCO of approximately $482 million to the United States or certain trusts. That agreement was approved by the Bankruptcy Court on June 5, 2009. The approval was appealed by ASARCO’s corporate parent.  In late 2009, both the Bankruptcy Court and the U.S. Federal Court in Texas approved ASARCO’s Plan of Reorganization which, among other things, resolved the parent’s appeal of  the June 5, 2009 Order.  As a result of ASARCO’s receiving approval of its Plan of Reorganization in the bankruptcy proceeding, and the distribution of approximately $482 million, plus interest, to the United States in December 2009, Hecla Limited anticipates ASARCO will be dismissed as a defendant in the Idaho Federal Court litigation and Hecla Limited will be the only defendant remaining in the litigation. Because of the nature of this settlement and of the bankruptcy proceeding, Hecla Limited does not believe the Basin environmental claims asserted against ASARCO in the bankruptcy proceeding or settlement distribution amounts are indicative of Hecla Limited’s potential liability in the Basin litigation.  Phase II of the trial was scheduled to commence in January 2006. However, as a result of ASARCO’s bankruptcy filing, the Idaho Federal Court vacated the January 2006 trial date. Due to ASARCO’s resolution of its liability in the Basin in the context of its bankruptcy proceeding, Hecla Limited anticipates the Court will schedule a status conference to address rescheduling the Phase II trial date sometime in late-2010.

In 2003, Hecla Limited estimated the range of potential liability for remediation in the Basin to be between $18 million and $58 million and accrued the minimum of the range, as it believed no amount in the range was more likely than any other amount at that time.  In the second quarter of 2007, Hecla Limited determined that the cash payment approach to estimating its potential liability used in 2003 was not reasonably likely to be successful, and changed to an approach of estimating its liability through the implementation of actual remediation in portions of the Basin.  As a result, Hecla Limited finalized an upper Basin cleanup plan, including a cost estimate, and reassessed its potential liability for remediation of other portions of the Basin, which caused Hecla Limited to increase its estimate of potential liability for Basin cleanup to the range of $60 million to $80 million.  Accordingly, in June 2007, Hecla Limited recorded a provision of $42 million, which increased Hecla Limited’s total accrual for remediation in the Basin from $18 million to $60 million, the low end of the estimated range of liability, with no amount in the range being more likely than any other amount.  The accrual is not discounted, as the timing of the expenditures is uncertain, but is expected to occur over the next 20 to 30 years.

In expert reports exchanged with the defendants in August and September 2004, the United States claimed to have incurred approximately $87 million for past environmental study, remediation and legal costs associated with the Basin for which it is alleging it is entitled to reimbursement in Phase II. In its claims filed in the ASARCO bankruptcy case, the U.S. increased this claim to $180 million. A portion of these costs is also included in the work to be done under the ROD. With respect to the United States’ past cost claims, as of June 30, 2010, Hecla Limited has determined a potential range of liability for this past response cost to be $5.6 million to $13.6 million, with no amount in the range being more likely than any other amount.

Although the United States has previously issued its ROD proposing a cleanup plan totaling approximately $359 million and its past cost claim is $87 million, based upon the Court’s prior orders, including its September 2003 order and other factors and issues to be addressed by the Court in Phase II of the trial, Hecla Limited currently estimates the range of its potential liability for both past costs and remediation (but not natural resource damages as discussed above) in the Basin to be $65.6 million to $93.6 million (including the potential range of liabilities of $60 million to $80 million for Basin cleanup, and  $5.6 million to $13.6 million for the United States’ past cost claims as discussed above), with no amount in the range being more likely than any other at this time. Hecla Limited has accrued the minimum liability within this range, which at June 30, 2010, was $65.6 million. It is possible that Hecla Limited’s ability to estimate what, if any, additional liability it may have relating to the Basin may change in the future depending on a number of factors, including, but not limited to, any amendments to the ROD, information obtained or developed by Hecla Limited prior to Phase II of the trial and its outcome, settlement negotiations, and any interim court determinations. There can be no assurance as to the outcome of the Basin environmental claims and Hecla Limited believes it is possible that a combination of various events, as discussed above, or other events could be materially adverse to its financial results or financial condition.

Insurance Coverage Litigation

In 1991, Hecla Limited initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to Hecla Limited and its predecessors. Hecla Limited believes the insurance companies have a duty to defend and indemnify Hecla Limited under their policies of insurance for all liabilities and claims asserted against it by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Basin. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla Limited in the Tribe’s lawsuit. During 1995 and 1996, Hecla Limited entered into settlement agreements with a number of the insurance carriers named in the litigation. Prior to 2009, Hecla Limited has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent (30%) of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against Hecla Limited are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing Hecla Limited with a partial defense in all Basin environmental litigation. As of June 30, 2010, Hecla Limited has not recorded a receivable or reduced its accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

BNSF Railway Company Claim

In early November 2008, legal counsel for the BNSF Railway Company (“BNSF”) submitted a contribution claim under CERCLA against Hecla Limited for approximately $52,000 in past costs BNSF incurred in investigation of environmental conditions at the Wallace Yard near Wallace, Idaho. BNSF asserts that a portion of the Wallace Yard site includes the historic Hercules Mill owned and operated by Hercules Mining Company and that Hecla Limited is a successor to Hercules Mining Company. BNSF proposes that we reimburse them for the $52,000 in past costs and agree to pay all future clean up for the Hercules mill portion of the site, estimated to be $291,000, and 12.5% of any other site costs that cannot be apportioned. In April 2010, a settlement was approved for cleanup of the Wallace Yard and nearby spur lines. The settlement was approved in federal court between the Union Pacific Railroad, BNSF, and the State of Idaho and the United States on behalf of the EPA.  We believe construction related to the cleanup will begin in 2010. Hecla Limited requested and received additional information from BNSF and Hecla Limited is investigating the claim BNSF sent to it; however, we do not believe that the outcome of this claim will have a material adverse effect on Hecla Limited’s or our results from operations or financial position.  Hecla Limited has not recorded a liability relating to the claim as of June 30, 2010.

Rio Grande Silver Guaranty

On February 21, 2008, our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), entered into an agreement with Emerald Mining & Leasing, LLC (“EML”) and Golden 8 Mining, LLC (“G8”) to acquire the right to earn-in to a 70% interest in the San Juan Silver Joint Venture, which holds a land package in the Creede Mining District of Colorado.  On October 24, 2008, Rio entered into an amendment to the agreement which delays the incurrence of qualifying expenses to be paid by Rio pursuant to the original agreement.  In connection with the amended agreement, we are required to guarantee certain environmental remediation-related obligations of EML and G8 to Homestake Mining Company of California (“Homestake”) up to a maximum liability to us of $2.5 million.  As of June 30, 2010, we have not been required to make any payments pursuant to the guaranty.  We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML and G8 fail to meet their obligations to Homestake (which has since been acquired by Barrick Gold Corp.). However, to the extent that any payments are made by us under the guaranty, EML and G8, in addition to other parties named in the amended agreement, have jointly and severally agreed to reimburse and indemnify us for any such payments.  We have not recorded a liability relating to the guaranty as of June 30, 2010.

Lucky Friday Water Permit Exceedances

In late 2008 and during 2009, Hecla Limited experienced a number of water permit exceedances for water discharges at its Lucky Friday unit.  In April 2009, Hecla Limited entered into a Consent Agreement and Final Order (“CAFO”) and a Compliance Order with the EPA, which included an extended compliance timeline.  In connection with the CAFO, Hecla Limited agreed to pay an administrative penalty to the EPA of $177,500 to settle any liability for such exceedances.  Hecla Limited has undertaken efforts that have been successful in bringing its water discharges at the Lucky Friday unit into compliance with the permit, but cannot provide assurances that it will be able to fully comply with the permit limits, particularly in the near future.

States of South Dakota and Colorado Superfund Sites Related to CoCa Mines, Inc.

In 1991, Hecla Limited acquired all of the outstanding common stock of CoCa Mines, Inc. (“CoCa”).

In 2008, the EPA made a formal request for information regarding the Gilt Edge Mine Site located in Lawrence County, South Dakota, and asserted CoCa may be liable for environmental cleanup at the site.  The Gilt Edge Mine Site was explored and/or operated as far back as the 1890s.  CoCa was involved in a joint venture that conducted limited exploration work at the site during the 1980s.    The EPA believes that a cleanup action is required at the site.  Hecla Limited did not acquire CoCa until 1991, well after CoCa discontinued its involvement with the Gilt Edge property.  Therefore, we believe that Hecla Limited is not liable for any cleanup, and if CoCa might be liable, it has no substantial assets with which to satisfy any such liability.

In 2009, the EPA made a formal request for information regarding the Nelson Tunnel/Commodore Waste Rock Pile Superfund Site in Creede, Colorado.  CoCa was involved in exploration and mining activities in Creede during the 1970s and the 1980s.  Hecla Limited did not acquire CoCa until 1991, well after Coca discontinued its historical activities in the vicinity of the site.  Therefore, we believe that Hecla Limited is not liable for any cleanup, and if CoCa might be liable, it has no substantial assets with which to satisfy any such liability.

Although CoCa has received a general notice of Superfund liability from EPA at the Gilt Edge site, no formal claim for cleanup-related costs has been made for either site.  However, there can be no assurance that additional claims against CoCa or its parent corporations will not be asserted in the future.

Other Commitments
Our contractual obligations as of June 30, 2010 included approximately $3.7 million for various capital projects at the Greens Creek unit, and approximately $10.6 million for commitments relating to non-capital items at Greens Creek. In addition, our commitments relating to open purchase orders at June 30, 2010 included approximately $1.1 million and $1.3 million, respectively, for various capital items at the Greens Creek and Lucky Friday units, and approximately $0.8 million and $0.6 million, respectively, for various non-capital costs.  We also have total commitments of approximately $4.3 million relating to scheduled payments on capital leases, including interest, for equipment at our Greens Creek and Lucky Friday units (see Note 9 for more information).

We had letters of credit for approximately $9.4 million outstanding as of June 30, 2010 for reclamation and workers’ compensation insurance bonding.

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

Note 5.    Earnings Per Common Share

The following table reconciles weighted average common shares used in the computations of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2010 and 2009 (thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator
Net income	$17,084	$2,499	$38,928	$9,811
Preferred stock dividends	(3,409)	(3,409)	(6,817)	(6,817)
Net income (loss) applicable to common shares for basic and diluted earnings per share	$13,675	$(910)	$32,111	$2,994
Denominator
Basic weighted average common shares	248,549	222,417	245,371	209,659
Dilutive stock options and restricted stock	17,825	- -	18,497	816
Diluted weighted average common shares	266,374	222,417	263,868	210,475
Basic earnings per common share
Net income (loss) applicable to common shares	$0.06	$0.00	$0.13	$0.01

Diluted earnings per common share
Net income (loss) applicable to common shares	$0.05	$0.00	$0.12	$0.01

Diluted income per share for the three and six months ended June 30, 2010 and 2009 exclude the potential effects of outstanding shares of our convertible preferred stock, as their conversion and exercise would have no effect on the calculation of dilutive shares.

For the three-month and six-month periods ended June 30, 2010, options to purchase 876,240 shares of our common stock were excluded from the computation of diluted earnings per share because the exercise price of the options exceeded the average price of our stock during the periods and therefore would not affect the calculation of earnings per share.  Options to purchase 1,713,925 shares of our common stock, restricted share unit awards totaling 543,847 shares of our common stock, 1,045,321 shares to be distributed in January 2010 for payment of bonuses, and warrants to purchase 38,717,816 shares of our common stock were not included in the computation of diluted earnings per share in the three-month period ended June 30, 2009 due to net losses that would cause their conversion and exercise to have no effect on the calculation of earnings per share.  For the six-month period ended June 30, 2009, options to purchase 1,713,925 shares of our common stock and warrants to purchase 38,717,816 shares of our common stock were excluded from the computation of diluted earnings per share because the exercise price of the options and warrants exceeded the average price of our stock during the periods and therefore would not affect the calculation of earnings per share.

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

The following tables present information about reportable segments for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales from operations to unaffiliated customers:
Greens Creek	$66,941	$55,557	$123,482	$95,571
Lucky Friday	21,690	19,053	45,024	33,760

	$88,631	$74,610	$168,506	$129,331

Income (loss) from operations:
Greens Creek	$27,662	$11,826	$43,786	$27,859
Lucky Friday	8,625	5,021	18,306	7,328
Other	(11,695)	(7,907)	(21,846)	(9,105)

	$24,592	$8,940	$40,246	$26,082

The following table presents identifiable assets by reportable segment as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30,	December 31,
	2010	2009
Identifiable assets:
Greens Creek	$758,974	$771,433
Lucky Friday	131,013	116,797
Other	239,748	158,554

	$1,129,735	$1,046,784

Note 7.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended
	June 30,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Service cost	$550	$567	$12	$3
Interest cost	931	916	19	14
Expected return on plan assets	(1,260)	(1,169)	--	- -
Amortization of prior service cost	150	150	13	- -
Amortization of net (gain) loss	217	309	(12)	(11)
Net periodic benefit cost	$588	$773	$32	$6

	Six Months Ended
	June 30,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Service cost	$1,101	$1,134	$23	$7
Interest cost	1,862	1,831	37	28
Expected return on plan assets	(2,520)	(2,337)	- -	- -
Amortization of prior service cost	301	301	26	(1)
Amortization of net (gain) loss	433	617	(23)	(22)
Net periodic benefit cost	$1,177	$1,546	$63	$12

We do not expect to contribute to the pension plans during the year.

At the end of March 2009 we made the decision to terminate a post-retirement medical benefit plan covering employees at our Greens Creek unit.  As a result, we recognized a $9 million non-cash gain on termination of the plan during the first quarter of 2009.

Note 8.    Shareholders’ Equity

Common shares authorized and issued

We are authorized to issue 500,000,000 shares of common stock, $0.25 par value per share, of which 255,816,506 shares were issued at June 30, 2010.  In May 2010 our shareholders voted to approve an amendment to our Certificate of Incorporation increasing the number of authorized shares of our common stock from 400,000,000 to 500,000,000.

Share-based Compensation Plans

We periodically grant stock options and/or restricted stock unit awards to our employees and directors.  We measure the fair value of compensation cost for stock options issued pursuant to our plans using the Black-Scholes options pricing model.  Stock option grants generally vest immediately. However, grants to individual executives upon hiring or retention vest over a defined service period, with cost amortized over that period. We measure compensation cost for restricted stock unit grants at the closing price of our stock at the time of grant, net of estimated forfeiture.  Restricted stock unit grants vest after a named period, usually one year, with compensation cost amortized over that period.

On May 5, 2010 the board of directors granted, under already existing plans, 302,446 stock options. The exercise price of the stock options is $5.52. The options expire five years after grant.  The fair value of the stock options granted during 2010 was measured using the following assumptions:

Grant Date	Expected Life	Expected Volatility	Risk-Free Interest Rate	Grant Date Fair Value per Option
May 5, 2010	2.92 years	92%	1.43%	$3.21

On May 5, 2010 the board of directors also granted 41,650 stock units that vested on June 11, 2010, and 276,646 restricted stock units that vest in May 2011.

For stock units issued, under the terms of the plan and upon vesting, management authorized a net settlement of distributable shares to employees after consideration of individual employees’ tax withholding obligations, at the election of each employee.  As a result, in the second quarter of 2010, we repurchased 128,892 shares for $0.7 million, or approximately $5.37 per share.  An additional 125,690 shares were issued as treasury shares pursuant to a cashless stock option exercise.

In March 2009, certain portions of employee bonuses, which were accrued at December 31, 2008, were paid with 1,784,671 stock units.  Of these units, 739,350 were distributed as shares of common stock issued to the employees in March of 2009. The remaining 1,045,321 units were deferred and distributed as shares of common stock in January 2010.

Share-based compensation expense for stock option and restricted stock unit grants recorded in the first six months of 2010 totaled $2.5 million, compared to $1.9 million in the same period last year.

In May 2010, we issued a total of 48,825 common shares to nonemployee directors.  In May 2009, we issued 22,568 common shares to nonemployee directors.

During the second quarter of 2010, our shareholders voted to approve the adoption of our 2010 Stock Incentive Plan and to reserve up to 20,000,000 shares of common stock for issuance under the 2010 Stock Incentive Plan.  Our 1995 Stock Incentive Plan expired in May 2010.

Preferred Stock Dividends Paid in Common Stock

In January 2010, $16.3 million in dividends declared and unpaid for the fourth quarter of 2008 and the year ended December 31, 2009 on our Mandatory Convertible preferred stock were paid in 2,649,231 shares of our common stock (with cash for fractional shares).  The number of shares of common stock issued as dividends was calculated based on 97% of the average of the closing prices of our common stock over the five consecutive trading day period ending on the second day immediately preceding the dividend payment date.

On April 1, 2010, the declared regular quarterly dividend on the outstanding shares of our Mandatory Convertible preferred stock of approximately $3.3 million was paid in 631,334 shares of our Common Stock (with cash for fractional shares).  On July 1, 2010, the declared regular quarterly dividend on the outstanding shares of our Mandatory Convertible preferred stock of approximately $3.3 million was paid in 604,637 shares of our Common Stock (with cash for fractional shares).  The number of shares of Common Stock issued as dividends was calculated based on 97% of the average of the closing prices of our Common Stock over the five consecutive trading day period ending on the second day immediately preceding the dividend payment date.

Warrants

The following table summarizes certain information about our stock purchase warrants at June 30, 2010:

	Warrants	Exercise Price	Value at Issuance Date (in thousands)	Expiration Date/ Exercise Date
Warrants Issued:

Series 1 warrants to purchase common stock	7,682,927	$2.45	$5,335	June 2014
Series 1 warrants to purchase common stock	460,976	2.56	400	June 2014
Series 3 warrants to purchase common stock	18,400,000	2.50	14,816	August 2014
Series 4 warrants to purchase common stock	12,173,913	3.68	14,168	June 2010
Total Warrants Issued	38,717,816		34,719
Warrants Exercised:
Series 3 warrants to purchase common stock	(15,000)	2.50	(12)	September 2009
Series 3 warrants to purchase common stock	(8,500)	2.50	(7)	November 2009
Series 3 warrants to purchase common stock	(15,000)	2.50	(12)	February 2010
Series 4 warrants to purchase common stock	(2,908,515)	3.68	(3,385)	April 2010
Series 3 warrants to purchase common stock	(15,000)	2.50	(12)	May 2010
Series 4 warrants to purchase common stock	(1,091,967)	3.68	(1,271)	May 2010
Series 4 warrants to purchase common stock	(8,173,431)	3.68	(9,512)	June 2010

Total Warrants Outstanding	26,490,403		$20,508

As illustrated in the table above, all Series 4 warrants outstanding to purchase 12,173,913 shares of our common stock were exercised during the second quarter of 2010, resulting in proceeds to us of approximately $44.8 million.

Note 9.    Credit Facilities and Capital Leases

Credit Facilities

In October 2009 we entered into an amended $60 million senior secured revolving credit agreement, which was amended in March 2010 to extend the term of the amended agreement and reduce the commitment fee rate and interest rate spreads. The facility is secured by our Greens Creek assets, including the shares of common stock owned by us in the wholly-owned subsidiaries that hold the equity interest in the joint venture that owns the Greens Creek mine.  Amounts borrowed under the credit agreement are available for general corporate purposes.  The interest rate on outstanding loans under the agreement is 4.0% above the LIBOR or an alternative base rate plus an applicable margin of 3.0%.  We are required to pay a standby fee of 1.4% per annum on undrawn amounts under the revolving credit agreement.  The credit facility is effective until March 12, 2013. We incurred $0.3 million in interest expense in the first half of 2010 for the amortization of loan origination fees and $0.5 million in interest expense for commitment fees relating to the revolving credit agreement.  We have not drawn funds on the current revolving credit facility as of the filing date of this Form 10-Q.  The credit agreement includes various covenants and other limitations related to our various financial ratios and indebtedness and investments, as well as other information and reporting requirements, including the following limitations:

•	Leverage ratio (calculated as total debt divided by EBITDA) of not more than 3.0:1.
•	Interest coverage ratio (calculated as EBITDA divided by interest expense) of not less than 3.0:1.
•	Current ratio (calculated as current assets divided by current liabilities) of not less than 1.10:1.
•	Tangible net worth of greater than $500 million.

During the first half of 2009 we incurred interest totaling $8.3 million related to the previous version of our credit facility, including $2.3 million for the amortization of loan origination fees and $1.4 million related to an interest swap (see Note 11 for more information).

Capital Leases

We entered into two 36-month lease agreements in January 2009 for equipment at our Greens Creek and Lucky Friday units and a 48-month lease agreement in May 2010 for equipment at Greens Creek, which we have determined to be capital leases.  As of June 30, 2010, we recorded $6.3 million for the gross amount of assets acquired under the capital leases and $1.8 million in accumulated depreciation, in Properties, plants, equipment and mineral interests.  We have a total liability balance of $4.7 million at June 30, 2010 relating to the lease obligations, with $1.8 million of the liability classified as current and the remaining $2.9 million classified as non-current.  At December 31, 2009, the total liability balance associated with capital leases was $4.8 million, with $1.6 million of the liability classified as current and $3.2 million classified as non-current.  The total obligation for future minimum future lease payments was $5.2 million at June 30, 2010, with $0.6 million attributed to interest.

At June 30, 2010, the annual maturities of capital lease commitments, including interest, are (in thousands):

Twelve-month period ending June 30,
2011	$2,128
2012	1,857
2013	1,186
2014	61
Total	5,232
Less: imputed interest	(573)
Net capital lease obligation	$4,659

During the first half of 2010, $1.2 million in total interest incurred was recorded to expense, with no amount capitalized.  During the first half of 2009, $1.2 million in total interest expense incurred was capitalized and $7.4 million was expensed.

Note 10.    Developments in Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, which, among other things, amended Subtopic 855-10 with respect to the date through which evaluation of subsequent events must occur and under which circumstances such date must be disclosed.  The update amended Subtopic 855-10 so that an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. All of the amendments in this update became effective upon issuance, with limited exceptions.  Adoption of this guidance did not have a material impact on our consolidated financial statements.

During February 2010, the FASB also issued ASU 2010-08, which corrected existing guidance for various topics. The update became generally effective for the first reporting period (including interim periods) beginning after issuance.  These corrections did not have a material impact on our consolidated financial statements.

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

The new disclosures and clarifications of existing disclosures in ASU 2010-06 became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this guidance has not had a material impact on our consolidated financial statements and is not expected to have a material impact on our consolidated financial statements in the future.

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

In April 2010, we began utilizing forward contracts to sell lead and zinc at fixed prices for settlement at approximately the same time that our unsettled concentrate sales contracts will settle.  The settlement of each concentrate contract is based on the average spot price of the metal during the month of settlement, which may differ from the prices used to record the sale when the sale takes place.  The objective of the forward contracts is to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At June 30, 2010, we recorded an asset of $0.5 million, which is included in other current assets, and a liability of $0.1 million, which is included in accounts payable and accrued liabilities, for the fair value of the contracts.  We recognized a $5.9 million net gain on the contracts during the three and six-month periods ended June 30, 2010, which is included in sales of products.

In addition, in May 2010 we began utilizing forward contracts to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At June 30, 2010, we recorded an asset of $1.7 million, which is included in other current assets, for the fair value of the contracts.  We recognized a $2.0 million net gain on the contracts, including $0.3 million in gains realized on settled contracts, during the three and six-month periods ended June 30, 2010. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.

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

Historically we have periodically used derivative financial instruments to manage interest rate risk. In May 2008, we entered into an interest rate swap agreement that had the economic effect of modifying the LIBOR-based variable interest obligations associated with the previous version of our credit facility.  As a result, the interest payable related to the term facility balance was to be fixed at a rate of 9.38% until the scheduled maturity of September 30, 2010 pursuant to the amended and restated credit facility. Hedge accounting was applied for this swap and the terms of the interest rate swap agreement including notational amounts, interest rate reset dates, and maturity dates matched the terms of the hedged note to which the swap agreement pertained.  At inception and on an ongoing basis, we performed an effectiveness test using the hypothetical derivative method, and the swap was determined to be highly effective at offsetting changes in the fair value of the hedged note.  The interest rate swap was designated as a cash flow hedge, and the fair value of the swap was calculated using the discounted cash flow method based on market observable inputs.  In October 2009 we repaid the remaining facility balance and settled the remaining fair value liability associated with the swap.  During the six month period ended June 30, 2009, we recognized $1.4 million in interest expense related to the ineffective portion of the swap.

Note 12.    Fair Value Measurement

The table below sets forth our assets and liabilities that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category (in thousands).

Description	June 30, 2010	Quoted prices in active markets for identical assets (Level 1)		Significant other observable inputs (Level 2)
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits (1)	$197,378		$197,378	$	- -
Available for sale securities:
Equity securities – mining industry	1,262		1,262		- -
Trade accounts receivable:
Receivables from provisional concentrate sales	22,753		- -		22,753
Derivative contracts:
Base metal forward contracts	2,254		- -		2,254
Restricted cash balances:
Certificates of deposit and other bank deposits (1)	10,297		10,297		- -

Total assets	$233,944		$208,937		$25,007

Liabilities:
Derivative contracts:
Base metal forward contracts	$52	$	- -		$52

(1)	Based on our analysis of the nature and risks of these investments, we determined that presenting them as a single class is appropriate.

Trade accounts receivable include amounts due to us for shipments of concentrates sold to smelters.  Revenues and the corresponding accounts receivable for sales of metals products are recorded when title and risk of loss transfer to the customer (generally at the time of shipment).  Sales of concentrates are recorded using forward prices for the anticipated month of settlement applied to our estimate of payable metal quantities contained in each shipment.  Sales are recorded net of estimated treatment and refining charges, which are also impacted by changes in metals prices and quantities of contained metals.  We must estimate the prices at which sales of our concentrates will be settled due to the time elapsed between shipment and final settlement with the smelter.  Receivables for previously recorded concentrate sales are adjusted to reflect estimated settlement metals prices at the end of each period until final settlement by the smelter.  We obtain the forward metals prices used each period from a pricing service.  Changes in metal prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  The embedded derivative contained in our concentrate sales is adjusted to fair market value through earnings each period prior to final settlement.

During the second quarter of 2010, we began utilizing forward contracts to manage the exposure of changes in prices of zinc and lead contained in our concentrate shipments that have not reached final settlement.  We also began utilizing forward contracts in the second quarter of 2010 to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments (see Note 11 for more information).  These contracts do not qualify for hedge accounting, and are marked-to-market through earnings each period.  The fair value of each contract, which is provided to us by the counterparties, represents the difference between the forward metal price for the contract settlement period as of the measurement date and the contract settlement metal price, multiplied by the quantity of metal involved in the contract.

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

Overview

Hecla Mining Company and its predecessors or subsidiaries have provided precious and base metals to the U.S. economy and worldwide since 1891. We discover, acquire, develop, produce, and market silver, gold, lead and zinc.

We produce both metal concentrates, which we sell to custom smelters, and unrefined gold and silver bullion bars, which may be sold as doré or further refined before sale to precious metals traders.  We are organized and managed into two segments that encompass our operating units and significant exploration interests:  the Greens Creek and Lucky Friday units.

Metals prices represent one of our greatest opportunities and risks, as well as the basis for some of our most significant estimates. In the second quarter and first six months of 2010, the average prices of silver, gold, zinc and lead all were higher than their levels from the same periods last year, as illustrated by the table in Results of Operations below.

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
•
maintaining and investing in exploration projects in the vicinities of four mining districts we believe to be under-explored and under-invested: North Idaho’s Silver Valley in the historic Coeur d’Alene Mining District; at our Greens Creek unit on Alaska’s Admiralty Island located near Juneau; the silver-producing district near Durango, Mexico; and the Creede district of Southwestern Colorado; and

•	continuing to seek opportunities to acquire and invest in mining properties and companies
 (see the Results of Operations and Financial Liquidity and Capital Resources sections below).

Our estimate for 2010 silver production is between 10 and 11 million ounces.

Results of Operations

For the second quarter and first six months of 2010 we recorded income applicable to common shareholders of $13.7 million and $32.1 million ($0.06 and $0.13 per common share (basic), respectively) compared to a loss applicable to common shareholders of $0.9 million ($0.00 per common share) for the second quarter of 2009 and income applicable to common shareholders of $3.0 million ($0.01 per common share) during the first six months of 2009.  The following factors led to the improved results for the second quarter and first six months of 2010 compared to the same periods in 2009:

•
Increased gross profit at our Greens Creek and Lucky Friday units of $17.3 million and $3.6 million, respectively, for the second quarter of 2010 and by $27.4 million and $11.1 million, respectively, for the first six months of 2010 compared to the same 2009 periods (see the Greens Creek Segment and Lucky Friday Segment sections below for further discussion of these variances).

•	Increased average prices for silver, gold, zinc and lead for the 2010 periods, as illustrated in the following table:

		Three months ended June 30,		Six months ended June 30,
		2010	2009	2010	2009
Silver –	London PM Fix ($/ounce)	$18.32	$13.73	$17.62	$13.17
	Realized price per ounce	$18.96	$14.15	$17.94	$14.04
Gold –	London PM Fix ($/ounce)	$1,196	$922	$1,152	$915
	Realized price per ounce	$1,246	$970	$1,178	$954
Lead –	LME Final Cash Buyer ($/pound)	$0.88	$0.68	$0.95	$0.60
	Realized price per pound	$0.93	$0.77	$0.93	$0.69
Zinc –	LME Final Cash Buyer ($/pound)	$0.92	$0.67	$0.98	$0.60
	Realized price per pound	$0.89	$0.77	$0.92	$0.71

Concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the smelters, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metal prices each period through final settlement.  For the second quarter and first six months of 2010, we recorded negative adjustments to provisional settlements of $5.7 million and $8.7 million, respectively, compared to positive price adjustments to provisional settlements of $3.1 million and $8.4 million in the second quarter and first six months of 2009. The price adjustments for the 2010 periods related to zinc and lead contained in our concentrate shipments were partially offset by net gains on forward contracts for those metals initiated in the second quarter of 2010 (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  The net gains on these contracts, which are included in revenues and impact the realized prices for zinc and lead, totaled $5.9 million for the second quarter and first six months of 2010.  The differences between our realized metal prices and average market prices are due primarily to price adjustments included in our revenues resulting from the difference between metal prices upon transfer of title of concentrates to the buyer and metal prices at the time of final settlement.  Timing differences between the forward contracts and concentrate shipments also contribute to the differences between realized and average market prices for lead and zinc.
•
Valuation allowance adjustment to our deferred tax asset balance resulted in $6.1 million income tax benefit recognized in the first quarter of 2010, with no comparable adjustment recorded in the corresponding 2009 period.  However, amortization of our deferred tax asset resulted in a $6.4 million income tax provision recognized in the second quarter of 2010, with no comparable adjustment recorded in the corresponding 2009 period (see Note 3 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

•
Lower interest expense during the second quarter and first six months of 2010 by $2.2 million and $6.2 million, respectively, compared to the same 2009 periods. The decrease is the result of repayment in October 2009 of the remaining debt incurred for the purchase of the 70.3% interest in the Greens Creek joint venture (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our debt facilities).

•
$5.7 million in debt-related fees recognized during the first six months of 2009, including $4.3 million for preferred shares issued pursuant to our amended and restated credit agreement and $1.4 million for professional fees incurred related to compliance with the previous version of our amended and restated credit agreement (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

•
$3.0 million loss on impairment of investments recognized in the second quarter of 2009 related to our shares of Rusoro stock received in the sale of our Venezuelan operations compared to a $0.7 million impairment loss recognized on the Rusoro stock recognized during the second quarter of 2010 (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

•
A $2.0 million gain on derivative contracts in the second quarter and first six months of 2010 related to forward contracts on forecasted future zinc and lead sales, with no comparable activity in the corresponding 2009 periods.

The factors discussed above were partially offset by the following other significant items affecting the comparison of our operating results for the second quarter and first six months of 2010 to the results for the same 2009 periods:

•
 The termination of an employee benefit plan resulting in a non-cash gain of $9.0 million recognized in the first quarter of 2009 (see Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information). The sale of our Velardeña mill in Mexico in March 2009 generating a pre-tax gain of $6.2 million in the first quarter of 2009 (see Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

•
Higher exploration expense by $4.6 million and $6.9 million in the second quarter and first six months of 2010, respectively, compared to the same 2009 periods due to an increase in exploration activity at or near our current operations at the Greens Creek and Lucky Friday units, at our San Sebastian unit in Mexico, and at the San Juan Silver project in Colorado.

•
Higher provision for closed operations and environmental matters by $0.4 million and $2.9 million in the second quarter and first six months of 2010, respectively.  We recorded a $2.4 million adjustment to increase our liability balance associated with the Bunker Hill Superfund Site recorded in the first quarter of 2010 (see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

The Greens Creek Segment

Below is a comparison of the operating results and key production statistics of our Greens Creek segment (dollars are in thousands, except for per ton and per ounce amounts):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Sales	$66,941	$55,557	$123,482	$95,571
Cost of sales and other direct production costs	(24,624)	(30,252)	(49,687)	(50,039)
Depreciation, depletion and amortization	(13,108)	(13,425)	(27,188)	(26,357)
Gross profit	$29,209	$11,880	$46,607	$19,175

Tons of ore milled	204,972	205,122	403,096	396,606
Production:
Silver (ounces)	1,831,279	2,115,098	3,432,934	4,111,951
Gold (ounces)	17,880	15,925	34,742	33,974
Zinc (tons)	19,481	16,874	39,161	32,994
Lead (tons)	6,535	5,353	13,215	10,539
Payable metal quantities sold:
Silver (ounces)	1,298,423	1,768,238	2,527,686	3,263,619
Gold (ounces)	13,423	14,492	26,275	27,622
Zinc (tons)	15,779	16,311	29,587	26,647
Lead (tons)	4,569	3,656	9,122	7,189
Ore grades:
Silver ounces per ton	12.42	13.80	11.66	13.95
Gold ounces per ton	0.14	0.13	0.13	0.13
Zinc percent	10.82	9.20	11.01	9.40
Lead percent	4.12	3.32	4.20	3.42
Mining cost per ton	$41.30	$40.43	$41.65	$42.28
Milling cost per ton	$22.28	$20.13	$22.17	$21.64
Total cash cost per silver ounce (1)	$(4.56)	$2.14	$(5.45)	$2.66

(1)
A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The $17.3 million and $27.4 million increases in gross profit during the second quarter and first six months of 2010, respectively, compared to the same 2009 periods were primarily the result of higher average market and realized prices in the 2010 periods for all metals produced at Greens Creek, as discussed in Results of Operations above, and higher zinc and lead production due to higher ore grades for those metals.  The impact of these items was partially offset by 10% and 16% decreases in silver ore grades for the second quarter and first six months of 2010, respectively, which resulted in lower silver production in the 2010 periods. The ore grade variances are due to differences in the sequencing of production from the various mine areas as a part of the overall mine plan.  In addition, gross profit at Greens Creek was impacted by negative price adjustments to revenues during the second quarter and first six months of 2010 of $4.9 million and $8.2 million, respectively, compared to positive price adjustments of $2.4 million and $6.9 million for the second quarter and first six months of 2009, respectively. Price adjustments to revenues result from changes in metals prices between transfer of title of concentrates to buyers and final settlements during the period.  The impact of the negative price adjustments for the 2010 periods was partially offset by net gains of $5.4 million on forward contracts related to zinc and lead contained in concentrates shipped during the second quarter of 2010 (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  Cost of sales and other direct production costs decreased by 19% and 12% in the second quarter and first six months of 2010 compared to the same 2009 periods, due primarily to the timing of shipments, which is reflected in payable metal quantities sold in the table above.

Cash cost per ounce decreased by $6.70 for the second quarter of 2010 compared to the same 2009 period primarily as a result of higher by-product credits by $12.58 per ounce, due to higher average market and realized zinc, lead and gold prices and higher zinc and lead ore grades, partially offset by higher treatment and freight costs and production costs by $3.68 and $2.19 per ounce, respectively.  Cash cost per ounce decreased by $8.11 for the six-month period ended June 30, 2010 compared to the same 2009 period due primarily to higher by-product credits by $15.89 per ounce partially offset by higher treatment and freight costs, production costs, and mine license taxes by $5.15, $2.23 and $0.39 per ounce, respectively.  While value from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product is appropriate because:

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

We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate.  Within our cost per ounce of silver calculations, because we consider zinc, lead and gold to be by-products of our silver production, the values of these metals offset increases in operating costs due to increased prices.

The Lucky Friday Segment

The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands, except for per ton and per ounce amounts):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Sales	$21,690	$19,053	$45,024	$33,760
Cost of sales and other direct production costs	(10,921)	(11,274)	(22,128)	(21,121)
Depreciation, depletion and amortization	(1,912)	(2,502)	(3,901)	(4,788)
Gross profit	$8,857	$5,277	$18,995	$7,851

Tons of ore milled	79,428	84,188	171,469	170,634
Production:
Silver (ounces)	797,385	868,339	1,679,464	1,734,637
Lead (tons)	5,047	5,297	10,548	10,936
Zinc (tons)	2,142	2,536	4,673	5,127
Payable metal quantities sold:
Silver (ounces)	728,641	847,257	1,541,618	1,624,538
Lead (tons)	4,604	5,129	9,659	10,069
Zinc (tons)	1,523	1,878	3,369	3,711
Ore grades:
Silver ounces per ton	10.75	11.03	10.51	10.84
Lead percent	6.80	6.79	6.61	6.89
Zinc percent	3.09	3.43	3.12	3.46
Mining cost per ton	$56.62	$61.67	$54.71	$58.70
Milling cost per ton	$15.35	$15.70	$14.87	$14.84
Total cash cost per silver ounce (1)	$4.47	$6.41	$3.81	$7.22

(1)
A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The $3.6 million and $11.1 million increases in gross profit for the second quarter and first six months of 2010, respectively, compared to the same 2009 periods resulted primarily from higher average market and realized silver, lead and zinc prices, as discussed in Results of Operations above. The impact of higher prices was partially offset by lower silver ore grades and negative price adjustments to revenues of $0.8 million and $0.5 million for the second quarter and first six months of 2010, respectively, compared to positive price adjustments of $0.7 million and $1.5 million for the comparable 2009 periods.  The negative price adjustments in the 2010 periods were partially offset by gains on forward contracts of $0.5 million related to lead and zinc contained in concentrates shipped during the second quarter of 2010. In addition, a stoppage of mining activities for approximately two weeks in the second quarter of 2010 for repairs in a shaft designated as a secondary escape way adversely impacted production.

The $1.94 decrease in total cash cost per silver ounce for the second quarter of 2010 compared to the same 2009 period is due primarily to higher lead and zinc by-product credits by $3.22 per ounce resulting from increased average market and realized prices for those metals, partially offset by higher expensed project and infrastructure costs by $1.14.  The $3.41 decrease in total cash cost per silver ounce for the six-months ended June 30, 2010 compared to the same 2009 period is attributed to higher by-product credits by $5.04 per ounce partially offset by higher expensed project and infrastructure, profit sharing, treatment and freight, and production costs by $0.69, $0.56, $0.29 and $0.23 per ounce, respectively. While value from lead and zinc is significant at the Lucky Friday, we believe that identification of silver as the primary product, with zinc and lead as by-products, is appropriate because:

•	silver has historically accounted for a higher proportion of revenue than any other metal and is expected to do so in the future;
•	the Lucky Friday unit is situated in a mining district long associated with silver production; and
•	the Lucky Friday unit generally utilizes selective mining methods to target silver production.

We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate.  Within our cost per ounce of silver calculations, because we consider zinc and lead to be by-products of our silver production, the values of these metals have offset increases in operating costs due to the increased average prices.

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

Corporate Matters

Other significant variances affecting the results of our second quarter 2010 operations as compared to the second quarter 2009 were as follows:

•
Lower general and administrative expense in the first half of 2010 by $0.5 million which was primarily the result of workforce reduction costs incurred in the 2009 period, partially offset by increased incentive compensation expense in the 2010 period.

•
Lower interest expense, net of interest capitalized, by $6.2 million for the first six months of 2010 compared to the same period of 2009 as a result of repayment in October 2009 of the remaining debt incurred for the acquisition of 70.3% of Greens Creek.  Interest expense, net of interest capitalized, for the second quarter of 2010 was lower by $2.2 million compared to the same 2009 period as a result of the payoff of our bridge facility balance in February 2009 and reductions in our term facility balance.  See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on the debt facility.

•
We incurred debt-related fees in 2009 resulting from $4.3 million in expense recognized in the first quarter of 2009 for preferred shares issued pursuant to our amended and restated credit agreement and $0.5 million and $1.4 million in professional fees incurred during the second quarter and first six months of 2009, respectively, related to compliance with our amended and restated credit agreement (see Note 8 and Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  We repaid the remaining balance on the credit agreement in October 2009.

•
An income tax provision of $2.0 million for the first six months of 2010 compared to an income tax provision of $0.4 million for the first six months of 2009.  See Note 3 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for more information.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The tables below present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) for our operations at the Greens Creek and Lucky Friday units for the three and six months ended June 30, 2010 and 2009 (in thousands, except costs per ounce).

Total cash costs include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties, and mining production taxes, net of by-product revenues earned from all metals other than the primary metal produced at each unit.  Total cash costs provide management and investors an indication of net cash flow, after consideration of the realized price received for production sold.  Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective.  “Total cash cost per ounce” is a measure developed by mining companies in an effort to provide a comparable standard; however, there can be no assurance that our reporting of this non-GAAP measure is similar to that reported by other mining companies.

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

	Total, All Properties

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total cash costs (1)	$(4,784)	$10,094	$(12,317)	$23,462
Divided by ounces produced	2,628	2,983	5,112	5,847
Total cash cost per ounce produced	$(1.82)	$3.38	$(2.41)	$4.01
Reconciliation to GAAP:
Total cash costs	$(4,784)	$10,094	$(12,317)	$23,462
Depreciation, depletion and amortization	15,020	15,927	31,089	31,145
Treatment costs	(21,619)	(17,406)	(46,535)	(34,936)
By-product credits	64,066	43,851	133,461	81,726
Change in product inventory	(2,401)	4,811	(2,858)	487
Reclamation and other costs	283	176	64	421
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$50,565	$57,453	$102,904	$102,305

	Greens Creek Unit

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total cash costs (1)	$(8,345)	$4,530	$(18,711)	$10,941
Divided by silver ounces produced	1,831	2,115	3,433	4,112
Total cash cost per ounce produced	$(4.56)	$2.14	$(5.45)	$2.66
Reconciliation to GAAP:
Total cash costs	$(8,345)	$4,530	$(18,711)	$10,941
Depreciation, depletion and amortization	13,108	13,425	27,188	26,357
Treatment costs	(18,063)	(13,359)	(38,000)	(26,663)
By-product credits	52,850	34,439	108,776	64,965
Change in product inventory	(2,096)	4,447	(2,430)	361
Reclamation and other costs	278	196	52	435
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$37,732	$43,678	$76,875	$76,396

	Lucky Friday Unit

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total cash costs (1)	$3,561	$5,564	$6,394	$12,521
Divided by silver ounces produced	797	868	1,679	1,735
Total cash cost per ounce produced	$4.47	$6.41	$3.81	$7.22
Reconciliation to GAAP:
Total cash costs	$3,561	$5,564	$6,394	$12,521
Depreciation, depletion and amortization	1,912	2,502	3,901	4,788
Treatment costs	(3,556)	(4,047)	(8,535)	(8,273)
By-product credits	11,216	9,412	24,685	16,761
Change in product inventory	(305)	364	(428)	126
Reclamation and other costs	5	(20)	12	(14)
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$12,833	$13,775	$26,029	$25,909

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

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	June 30, 2010	December 31, 2009
Cash and cash equivalents	$197.4	$104.7
Marketable equity securities	1.3	3.3
Total cash, cash equivalents and investments	$198.7	$108.0

Cash and cash equivalents increased by $92.7 million in the first half of 2010, as discussed below, while the value of non-current marketable equity securities decreased by $2.0 million due to the sale of securities in January 2010 and changes in market value (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

In October 2009, we entered into a three year, $60 million senior-secured revolving credit facility which has not been drawn upon as of June 30, 2010. The facility is available for general corporate purposes and, based on our current cash position and business plan, we do not currently contemplate drawing on the facility in the near term. We may pursue acquisition opportunities or capital expansion projects which could require additional equity issuances or financing. There can be no assurances that such financing will be available to us.

As a result of our current cash balance, the performance of our operations, current metals prices and full availability of our $60 million revolving credit facility, we believe our cash, cash equivalents, investments, cash from operations, and availability of financing if needed will be adequate to meet our obligations during the next twelve months.

We currently estimate that approximately $20 million will be spent on exploration by the end of the year. We currently estimate that approximately $40 to $50 million will be committed to capital expenditures through the end of this year.  However, we have initiated engineering, procurement of long lead time equipment, development, and other early construction activities for an internal shaft at our Lucky Friday mine to increase its production and longevity. If we decide to continue with construction of the internal shaft, our estimate of capital expenditures for the remainder of this year could increase by approximately $30 million. Construction of the internal shaft will require significant capital resources over several years’ duration. Our ability to finance such a program will depend on our operational performance, metals prices, our ability to estimate capital costs, and sources of liquidity available to us. We believe that our available cash, revolving credit agreement, cash from operations, potential proceeds from warrant exercises, and access to equity and financial markets will allow us to proceed.  We may also mitigate market risk from time to time with selective base metal hedging programs. However, a sustained downturn in metals prices or significant increases in operational or capital costs or other factors beyond our control could compel us to suspend the project in the future.

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash provided by operating activities (in millions)	$73.4	$19.6

Cash provided by operating activities in the first half of 2010 has increased, compared to the same 2009 period, primarily due to higher income, as adjusted for non-cash items. The improved results are attributable to higher prices for all metals produced at our operations.  Working capital and other operating asset and liability changes decreased by $1.1 million in the first half of 2010 compared to a decrease of $20.4 million in the first half of 2009.  The $19.3 million difference is due to higher accounts payable and accrued liabilities and lower accounts receivable and other current and non-current assets, partially offset by lower accrued payroll and related benefits, accrued reclamation and closure costs, accrued taxes, and higher inventory.  The increase in accounts payable and accrued liabilities is attributable to increased activity and the timing of payments to vendors at our operating units.  The lower accounts receivable and higher inventory balances are due to the timing of concentrate shipments at our Greens Creek unit.  The decrease in other current and non-current assets is due to the timing of payment of prepaid expenditures.  The lower accrued payroll and related benefits is due mainly to the payment of 2009 incentive compensation in the first quarter of 2010.  The decrease in accrued reclamation and closure costs and other non-current liabilities is due primarily to the payment of $5.3 million related to the Bunker Hill Superfund Site as a result of a demand letter received from the EPA (see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash used in investing activities (in millions)	$23.8	$1.5

We received $8.0 million in proceeds from the sale of the Velardeña mill in Mexico in the first quarter of 2009 (see Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on the sale).  During the first six months of 2010 we invested $26.4 million in capital expenditures, which was higher by $17.1 million than the same period last year.  The variance is attributed to increased capital projects activity at both the Greens Creek and Lucky Friday units resulting from projects that had been deferred in the prior year.  In January 2010 we sold investments having a cost basis of $0.6 million for proceeds of $1.1 million (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  Our restricted cash balances related to environmental bonding decreased by approximately $1.5 million compared to a $0.2 million increase in restricted balances during the same 2009 period.

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash provided by financing activities (in millions)	$43.2	$2.8

Our financing activities for the first half of 2010 included $45.7 million in proceeds from the exercise of warrants and stock options (see Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information), while we paid $1.0 million in cash dividends on our Series B preferred stock and made repayments on our capital leases of $0.8 million.  Cash provided by financing activities in the first half of 2009 included sales of common stock and warrants which yielded $128.3 million cash, net of related issuance costs, which was applied to repayments of our debt facility totaling $123.4 million.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders, certain capital expenditures, our credit facility (as modified by amendments) and lease arrangements as of June 30, 2010 (in thousands):

	Payments due by period
	Less than					More than
	1 year	1-3 years		3-5 years		5 Years	Total
Purchase obligations (1)	$3,795	$	- -	$	- -	$ - -	$3,795
Commitment fees (2)	840		1,427		- -	- -	2,267
Contractual obligations (3)	14,303		- -		- -	- -	14,303
Capital lease commitments (4)	2,128		3,043		61	- -	5,232
Operating lease commitments (5)	2,765		4,974		1,316	- -	9,055
Supplemental executive retirement plan (6)	336		976		630	1,089	3,031

Total contractual cash obligations	$24,167		$10,420		$2,007	$1,089	$37,683

(1)
Consists of open purchase orders of approximately $1.9 million at the Greens Creek unit and $1.9 million at the Lucky Friday unit.  Included in these amounts are approximately $1.1 million and $1.3 million related to various capital projects at the Greens Creek and Lucky Friday units, respectively.

(2)
In October 2009 we entered into a $60 million revolving credit agreement involving a three-year term, which was amended in March 2010.  We are required to pay a standby fee of 1.4% per annum on undrawn amounts under the revolving credit agreement. There was no amount drawn under the revolving credit agreement as of June 30, 2010, and the amounts above assume no amounts will be drawn during the agreement’s term.  For more information on our credit facility, see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)
Includes approximately $3.7 million for various capital projects at the Greens Creek unit.  Total contractual obligations at June 30, 2010 also included approximately $10.6 million for commitments relating to non-capital items at Greens Creek.

(4)
Represents scheduled capital lease payments of $4.3 million and $0.9 million (including interest), respectively, for equipment at our Greens Creek and Lucky Friday units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

(6)
There were no funding requirements as of June 30, 2010 under our other defined benefit pension plans.  See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

We maintain reserves for costs associated with mine closure, land reclamation and other environmental matters.  At June 30, 2010, our reserves for these matters totaled $127.8 million, for which no contractual or commitment obligations exist.  Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these obligations over the next 30 years.  For additional information relating to our environmental obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At June 30, 2010, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, the fair value of base metal hedge contracts, and certain accounts receivable. As shown under Item 1A. — Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2009, metals prices have been historically volatile. While average prices for all four metals we produce performed favorably for the five consecutive years prior to 2008, there was a reduction in the average prices for zinc and lead in 2008 compared to 2007, and average prices for silver, zinc and lead were lower in 2009 compared to 2008.  However, average prices for all for metals were higher in the first half of 2010 compared to the same period in 2009.  We have recorded impairments to our asset carrying value because of low prices in the past, and we can offer no assurance that prices will either remain at their current levels or increase.

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

Sales of all metals products sold directly to smelters are recorded as revenues when title and risk of loss transfer to the smelter (generally at the time of shipment) at estimated forward metals prices for the estimated month of settlement. Due to the time elapsed from shipment to the smelter and the final settlement with the smelter, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales and trade accounts receivable are adjusted to estimated settlement metals prices until final settlement by the smelter. Changes in metals prices between shipment and final settlement will result in changes to revenues and accounts receivable previously recorded upon shipment.  As a result, our trade accounts receivable balances are subject to changes in metals prices until final settlement occurs.  For more information, see part N. Revenue Recognition of Note 1 of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2009.

Obligations for Environmental, Reclamation and Closure Matters

The most significant liability on our balance sheet is for accrued reclamation and closure costs. We have conducted considerable remediation work at sites in the United States for which remediation requirements have not been fully determined, nor have they been agreed upon between us and various regulatory agencies with oversight over the properties. We have estimated our liabilities in accordance with appropriate accounting guidance. On at least an annual basis – and more frequently if warranted – management reviews our liabilities. However, the range of liability proposed by the plaintiffs in environmental proceedings considerably exceeds the liabilities we have recognized. If substantial damages were awarded or remediation costs incurred in excess of our accruals, our financial results or condition could be materially adversely affected.  In addition, our liquidity could be negatively impacted if significant damages were awarded or remediation costs incurred relating to our environmental accruals.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at June 30, 2010, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Item 1A. – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2009).

Short-term Investments

From time to time we hold various types of short-term investments that are subject to changes in market interest rates and are sensitive to those changes.  We did not carry any such short-term investments as of June 30, 2010.

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

In April 2010, we began utilizing forward contracts to sell lead and zinc at fixed prices for settlement at approximately the same time that our unsettled concentrate sales contracts will settle.  The settlement of each concentrate contract is based on the average spot price of the metal during the month of settlement, which may differ from the prices used to record the sale when the sale takes place.  The objective of the forward contracts is to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At June 30, 2010, we recorded an asset of $0.5 million, which is included in other current assets, and a liability of $0.1 million, which is included in accounts payable and accrued liabilities, for the fair value of the contracts.  We recognized a $5.9 million net gain on the contracts during the three and six-month periods ended June 30, 2010, which is included in sales of products.

In addition, in May 2010 we began utilizing forward contracts to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At June 30, 2010, we recorded an asset of $1.7 million, which is included in other current assets, for the fair value of the contracts.  We recognized a $2.0 million net gain on the contracts, including $0.3 million in gains realized on settled contracts, during the three and six-month periods ended June 30, 2010. , The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.

Interest-Rate Risk Management

Historically we have periodically used derivative financial instruments to manage interest rate risk. In May 2008, we entered into an interest rate swap agreement that had the economic effect of modifying the LIBOR-based variable interest obligations associated with the previous version of our credit facility.  As a result, the interest payable related to the term facility balance was to be fixed at a rate of 9.38% until the scheduled maturity on September 30, 2010 pursuant to the amended and restated credit facility. Hedge accounting was applied for this swap and the terms of the interest rate swap agreement including notational amounts, interest rate reset dates, and maturity dates matched the terms of the hedged note to which the swap agreement pertained.  At inception and on an ongoing basis, we performed an effectiveness test using the hypothetical derivative method, and the swap was determined to be highly effective at offsetting changes in the fair value of the hedged note.  The interest rate swap was designated as a cash flow hedge, and the fair value of the swap was calculated using the discounted cash flow method based on market observable inputs.  In October 2009 we repaid the remaining facility balance and settled the remaining fair value liability associated with the swap.

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

Provisional Sales

Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfers to the smelter (generally at the time of shipment) at forward prices for the estimated month of settlement. Due to the time elapsed from shipment to the smelter and the final settlement with the smelter, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the smelter.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our annual report filed on Form 10-K for the year ended December 31, 2009 for more information). At June 30, 2010, metals contained in concentrates and exposed to future price changes totaled 974,694 ounces of silver, 4,981 ounces of gold, 13,310 tons of zinc, and 4,085 tons of lead.  If the price for each metal were to change by one percent, the change in the total value of the concentrates sold would be approximately $0.5 million.  However, as noted in Commodity-Price Risk Management above, in April 2010 we initiated a program designed to mitigate the risk of negative price adjustments with limited mark-to-market hedges of our base metals sales.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of June 30, 2010, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

Part II - Other Information

Hecla Mining Company and Subsidiaries

Item 1.                      Legal Proceedings

For information concerning legal proceedings, refer to Note 4 of Notes to the Condensed Consolidated Financial Statements (Unaudited), which is incorporated by reference into this Item 1.

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

HECLA MINING COMPANY
(Registrant)

Date: July 28, 2010	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President and
Chief Executive Officer

Date: July 28, 2010	By:	/s/ James A. Sabala
James A. Sabala, Vice President and
Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-Q – June 30, 2010
Index to Exhibits

3.1	Certificate of Incorporation of the Registrant as amended to date.*

3.2	Bylaws of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on December 6, 2007 (File No. 1-8491), and incorporated herein by reference.

4.1(a)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant. Filed as part of Exhibit 3.1 hereto and incorporated herein by reference.

4.1(b)	Certificate of Designation, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Filed as part of Exhibit 3.1 hereto and incorporated herein by reference.

4.1(c)	Certificate of Designations of 6.5% Mandatory Convertible Preferred Stock of the Registrant. Filed as part of Exhibit 3.1 hereto and incorporated herein by reference.

4.2(a)	Form of Series 1 Common Stock Purchase Warrant. Filed as exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on December 11, 2008 (File No. 1-8491), and incorporated herein by reference.

4.2(b)	Form of Series 3 Common Stock Purchase Warrant. Filed as exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on February 9, 2009 (File No. 1-8491), and incorporated herein by reference.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance. **

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation.**

101.DEF	XBRL Taxonomy Extension Definition.**

101.LAB	XBRL Taxonomy Extension Labels.**

101.PRE	XBRL Taxonomy Extension Presentation.**

*  Filed herewith.

**  XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.