Form 10-Q
period 2010-09-30
HECLA MINING CO/DE/
filed 2010-10-27
CIK 719413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

Commission file number 1-8491

HECLA MINING COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0664171 (I.R.S. Employer Identification No.)

6500 Mineral Drive, Suite 200 Coeur d'Alene, Idaho (Address of principal executive offices)	83815-9408 (Zip Code)

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
Non-Accelerated Filer ☐                                                                                         Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common stock, par value $0.25 per share	Shares Outstanding October 25, 2010 256,360,644

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended September 30, 2010

I N D E X*

Page
PART I - Financial Information

Item 1 – Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -
September 30, 2010 and December 31, 2009	4

Condensed Consolidated Statements of Operations and Comprehensive Income -
Three Months Ended and Nine Months Ended – September 30, 2010 and 2009	5

Condensed Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 2010 and 2009	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	41

PART II – Other Information

Item 1 - Legal Proceedings	42

Item 1A - Risk Factors	42

Item 6 - Exhibits	42

Signatures	43

Exhibits	44

*Items 2, 3, 4 and 5 of Part II are omitted as they are not applicable.

Item 1. Financial Statements
Part I - Financial Information

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share data)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$216,577	$104,678
Investments	--	1,138
Accounts receivable:
Trade	48,983	25,141
Other, net	829	2,286
Inventories:
Concentrates, doré, and stockpiled ore	11,189	12,563
Materials and supplies	9,765	8,903
Current deferred income taxes	8,279	7,176
Other current assets	4,496	4,578
Total current assets	300,118	166,463
Non-current investments	1,452	2,157
Non-current restricted cash and investments	10,297	10,945
Properties, plants, equipment and mineral interests, net	824,130	819,518
Non-current deferred income taxes	35,304	38,476
Other non-current assets and deferred charges	6,282	9,225
Total assets	$1,177,583	$1,046,784

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$33,227	$13,998
Accrued payroll and related benefits	8,957	14,164
Accrued taxes	10,607	6,240
Current portion of capital leases	2,220	1,560
Current portion of accrued reclamation and closure costs	7,392	5,773
Derivative contract liabilities (Note 11)	11,268	--
Total current liabilities	73,671	41,735
Capital leases	3,677	3,281
Accrued reclamation and closure costs	118,528	125,428
Other noncurrent liabilities	13,548	10,855
Total liabilities	209,424	181,299
Commitments and contingencies (Notes 2, 4 and 9)

SHAREHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference 2010 — $7,891 and 2009 — $8,581	39	39
Mandatory convertible preferred stock, $0.25 par value, 2,012,500 shares issued and outstanding, liquidation preference 2010 — $201,250 and 2009 — $217,600	504	504
Common stock, $0.25 par value, authorized 2010 – 500,000,000 shares and 2009 – 400,000,000 shares; issued and outstanding 2010 — 256,118,144 shares and 2009 — 238,415,742 shares	64,114	59,604
Capital surplus	1,172,734	1,121,076
Accumulated deficit	(252,432)	(300,915)
Accumulated other comprehensive loss	(14,749)	(14,183)
Treasury stock, at cost; 2010 – 335,957 and 2009 – 81,375 shares	(2,051)	(640)
Total shareholders’ equity	968,159	865,485
Total liabilities and shareholders’ equity	$1,177,583	$1,046,784

The accompanying notes are an integral part of the interim consolidated financial statements.

Part I - Financial Information (Continued)

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income  (Unaudited)
 (Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Sales of products	$115,847	$95,181	$284,353	$224,512

Cost of sales and other direct production costs	46,357	41,079	118,172	112,239
Depreciation, depletion and amortization	14,966	15,986	46,055	47,131
Total cost of sales	61,323	57,065	164,227	159,370
Gross profit	54,524	38,116	120,126	65,142

Other operating expenses:
General and administrative	3,684	4,479	12,461	13,807
Exploration	6,917	2,737	16,166	5,001
Other operating expense	1,460	1,091	4,025	3,715
Gain on sale of properties, plants, equipment, and mineral interests	--	(6)	--	(6,234)
Termination of employee benefit plan	--	--	--	(8,950)
Provision for closed operations and environmental matters	962	510	5,727	2,416
Total other operating expenses	13,023	8,811	38,379	9,755
Income from operations	41,501	29,305	81,747	55,387

Other income (expense):
Loss on derivative contracts (Note 11)	(13,195)	--	(11,196)	--
Gain on sale of investments	--	--	588	--
Loss on impairment of investments	--	--	(739)	(3,018)
Interest and other income	70	26	137	372
Debt-related fees	--	14	--	(5,725)
Interest expense, net of amount capitalized	(505)	(2,801)	(1,712)	(10,231)
Total other income (expense)	(13,630)	(2,761)	(12,922)	(18,602)

Income before income taxes	27,871	26,544	68,825	36,785
Income tax provision	(8,080)	(598)	(10,106)	(1,028)

Net income	19,791	25,946	58,719	35,757
Preferred stock dividends	(3,408)	(3,408)	(10,225)	(10,225)

Income applicable to common shareholders	$16,383	$22,538	$48,494	$25,532

Comprehensive income:
Net income	$19,791	$25,946	$58,719	$35,757
Reclassification of loss on sale or impairment of marketable securities included in net income	--	--	739	3,018
Change in derivative contract	--	941	--	1,565
Unrealized holding gains (losses) on investments	183	1,687	(1,305)	1,457

Comprehensive income	$19,974	$28,574	$58,153	$41,797

Basic income per common share after preferred dividends	$0.06	$0.10	$0.19	$0.12

Diluted income per common share after preferred dividends	$0.06	$0.09	$0.18	$0.11

Weighted average number of common shares outstanding - basic	256,095	236,379	249,039	220,523

Weighted average number of common shares outstanding - diluted	270,508	244,337	266,145	223,727

The accompanying notes are an integral part of the interim consolidated financial statements.

Part I - Financial Information (Continued)

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30, 2010	September 30, 2009

Operating activities:
Net income	$58,719	$35,757

Non-cash elements included in net income:
Depreciation, depletion and amortization	46,190	47,324
Gain on sale of investments	(588)	--
Loss on impairment of investments	739	3,018
Gain on disposition of properties, plants and equipment	--	(6,234)
Provision for reclamation and closure costs	2,784	1,013
Stock compensation	3,336	2,312
Preferred shares issued for debt-related expenses	--	4,262
Deferred income taxes	2,070	--
Amortization of loan origination fees	468	3,622
Gain on termination of employee benefit plan	--	(8,950)
Loss on derivative contract	11,586	2,139
Other non-cash charges, net	690	966

Change in assets and liabilities:
Accounts receivable	(22,385)	(32,796)
Inventories	512	4,019
Other current and non-current assets	1,026	(1,604)
Accounts payable and accrued liabilities	16,332	(9,075)
Accrued payroll and related benefits	(5,207)	3,252
Accrued taxes	4,367	2,800
Accrued reclamation and closure costs and other noncurrent liabilities	(5,371)	57

Cash provided by operating activities	115,268	51,882

Investing activities:
Additions to properties, plants, equipment and mineral interests	(48,520)	(17,337)
Proceeds from sale of investments	1,138	--
Proceeds from disposition of properties, plants and equipment	--	8,023
Decrease in restricted investments	1,476	3,487

Net cash used in investing activities	(45,906)	(5,827)

Financing activities:
Proceeds from issue of common stock, net of related costs	--	128,325
Proceeds from exercise of stock options and warrants	45,562	--
Dividends paid to preferred shareholders	(1,105)	--
Acquisition of treasury shares	(693)	--
Payments on interest rate swap	--	(2,220)
Repayments of debt and capital leases	(1,227)	(123,968)

Net cash provided by financing activities	42,537	2,137

Change in cash and cash equivalents:
Net increase in cash and cash equivalents	111,899	48,192
Cash and cash equivalents at beginning of period	104,678	36,470

Cash and cash equivalents at end of period	$216,577	$84,662

Significant non-cash investing and financing activities:
Addition of capital lease obligations	$2,282	$5,882
Preferred stock issued for debt-related fees	$--	$4,262
Preferred stock dividends paid in common stock	$22,891	$--

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

Note 2.   Investments and Restricted Cash

Investments

At December 31, 2009, the fair value of our current investments was $1.1 million, which represents stock having a cost basis of approximately $0.6 million.  These shares were sold in January 2010 for proceeds of $1.1 million, resulting in a pre-tax gain of approximately $0.5 million.  No current investments were held at September 30, 2010.

At September 30, 2010 and December 31, 2009, the fair value of our non-current investments was $1.5 million and $2.2 million, respectively.  Marketable equity securities are carried at fair value, as they are classified as “available-for-sale.”  The cost basis of these non-current investments, representing equity securities, was approximately $1.2 million and $1.9 million, respectively at September 30, 2010 and December 31, 2009.

Our accumulated other comprehensive loss balance at September 30, 2010 included total unrealized gains of $0.3 million for investments held having a net gain position and total unrealized losses of $0.1 million for investments held having a net loss position.

Restricted Cash and Investments

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities.  Restricted investments primarily represent investments in money market funds and certificates of deposit.  These investments (which included current and non-current balances) are restricted primarily for reclamation funding or surety bonds and were $10.3 million at September 30, 2010, and $11.8 million at December 31, 2009.

Note 3.   Income Taxes

Major components of our income tax provision for the three months and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Current:
Federal	$4,392	$423	$5,751	$415
State	1,772	91	1,941	91
Foreign	115	84	344	522

Total current income tax provision	6,279	598	8,036	1,028

Deferred:
Federal and state deferred income tax provision	1,801	- -	9,729	- -
Discrete benefit for change in valuation allowance attributable to future periods	- -	- -	(7,659)	- -
Total deferred income tax provision	1,801	- -	2,070	- -

Total income tax provision	$8,080	$598	$10,106	$1,028

We assessed our estimate for the realization of our net deferred tax assets as of September 30, 2010.  Our ability to utilize our deferred tax assets depends on future taxable income generated from operations. For the three months ended September 30, 2010, there were no circumstances that caused us to change our assessment of the ability to generate future taxable income to realize the currently recognized deferred tax assets.  After third quarter utilization of $1.8 million, the net deferred tax asset at September 30, 2010 was $43.6 million. It is possible that the valuation allowance on our deferred tax asset will change as a result of the analysis of our long-range forecasts in the fourth quarter, with a resulting tax benefit or provision. We did not have sufficient information as of September 30, 2010 to make this determination.

The current income tax provisions for the three and nine-month periods ended September 30, 2010 and 2009 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income primarily due to the effects of percentage depletion and the changes in valuation allowance in the respective periods.

Note 4.   Commitments and Contingencies

Bunker Hill Superfund Site

In 1994, our wholly owned subsidiary, Hecla Limited, as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), entered into a Consent Decree with the U.S. Environmental Protection Agency (“EPA”) and the State of Idaho concerning environmental remediation obligations at the Bunker Hill Superfund site, a rectangular 21-square-mile site located near Kellogg, Idaho (the “Box”). The 1994 Consent Decree (the “Box Decree” or “Decree”) settled Hecla Limited’s response-cost responsibility under CERCLA at the Box. Parties to the Decree included Hecla Limited, Sunshine Mining and Refining Company (“Sunshine”) and ASARCO Incorporated (“ASARCO”). Sunshine subsequently filed bankruptcy and settled all of its obligations under the Box Decree.

In 1994, Hecla Limited entered into a cost-sharing agreement with other potentially responsible parties, including ASARCO, relating to required expenditures under the Box Decree. ASARCO was in default of its obligations under the cost-sharing agreement and consequently in August 2005, Hecla Limited filed a lawsuit against ASARCO in Idaho State Court seeking amounts due Hecla Limited for work completed under the Decree. Additionally, Hecla Limited claimed certain amounts due Hecla Limited under a separate agreement related to expert costs incurred to defend both parties with respect to the Coeur d’Alene River Basin litigation in Federal District Court, discussed further below. After Hecla Limited filed suit, ASARCO filed for Chapter 11 bankruptcy protection in United States Bankruptcy Court in Texas in August 2005. As a result of this filing, an automatic stay was put in effect for Hecla Limited’s claims against ASARCO. Hecla Limited was unable to proceed with the Idaho State Court litigation against ASARCO because of the stay, and asserted its claims in the context of the bankruptcy proceeding.

In late September 2008, Hecla Limited reached an agreement with ASARCO to allow Hecla Limited’s claim against ASARCO in ASARCO’s bankruptcy proceedings in the amount of approximately $3.3 million.  Hecla Limited’s claim included approximately $3.0 million in clean up costs incurred by Hecla Limited for ASARCO’s share of such costs under the cost sharing agreement with ASARCO related to the Box Decree.  The remaining $330,000 is litigation-related costs incurred by Hecla Limited for ASARCO’s share of expert fees in the Basin litigation.  The agreement also provides that Hecla Limited and ASARCO release each other from any and all liability under the cost sharing agreement, the Box Decree and the Coeur d’Alene River Basin CERCLA site. That agreement was approved by the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) on October 27, 2008.

On July 9, 2008, the United States and the State of Idaho reached a settlement agreement with ASARCO under the Box Decree. That agreement, among other things, provided for the payment by ASARCO of $16.8 million for various costs and settled ASARCO’s liability under the Decree.  The Bankruptcy Court approved that settlement on August 1, 2008.

In late 2009, both the Bankruptcy Court and the U.S. Federal District Court in Texas approved ASARCO’s Plan of Reorganization.  As a result, in December 2009 Hecla Limited received all of its $3.3 million allowed claim plus interest from ASARCO in the bankruptcy proceeding.  In addition, pursuant to the approved Plan of Reorganization in the ASARCO bankruptcy proceeding, the United States and the State of Idaho received approximately $16.8 million, plus interest, from ASARCO for their allowed combined claims under the Box Decree.

In March 2010, Hecla Limited received an invoice from the EPA to recover response costs incurred by the EPA in performing work required by the Box Decree between January 2002 and March 2006. The invoice was a demand for payment of a portion of the costs previously identified by the EPA in its notice to Hecla Limited in December 2005 (which was not a demand for payment).  This invoice was for approximately $5.3 million and represented the total costs alleged to have been incurred by the EPA at the Box during the period less approximately $9.5 million received by the EPA toward these costs from the ASARCO bankruptcy in late 2009. Prior to this invoice, Hecla Limited had determined a range of potential liability for these costs of between $2.7 and $6.8 million.  Because Hecla Limited believed no dollar amount within the range was more likely than any other based on the information available to it at that time, Hecla Limited accrued $2.7 million for this potential liability representing the minimum of the range.  Based upon the March 2010 invoice, Hecla Limited increased its accrual for this potential liability to $5.3 million in the first quarter of 2010, and resolved the claim with payment of the invoice amount in May 2010.

Our aggregate accrued liability balance relating to the Box site was $3.4 million and $6.7 million, respectively, at September 30, 2010 and December 31, 2009. The September 30, 2010 liability balance represents Hecla Limited’s estimated portion of the remaining remediation activities associated with the site and its estimated portion of a long-term institutional controls program required by the Box Decree. ASARCO’s remaining share of its future obligations under the Box Decree has been settled in the context of the bankruptcy proceeding and has been paid through proceeds from an ASARCO trust created in 2003 for the purpose of funding certain of ASARCO’s environmental obligations, as well as distributions to the State of Idaho and U.S. for their claims which have been approved and made in December 2009 under the approved Plan of Reorganization in ASARCO’s bankruptcy proceeding. Although Hecla Limited believes the amounts paid to the United States and the State of Idaho by ASARCO will reduce the total remaining obligations under the Decree, because of disputes and uncertainties with regard to the remaining obligations under the Decree, there can be no assurance as to the ultimate disposition of Hecla Limited’s environmental liability associated with the Box.

Coeur d’Alene River Basin Environmental Claims

Coeur d’Alene Indian Tribe Claims

In July 1991, the Coeur d’Alene Indian Tribe (“Tribe”) brought a CERCLA lawsuit in Idaho Federal District Court against Hecla Limited, ASARCO and a number of other mining companies asserting claims for damages to natural resources downstream from the Box over which the Tribe alleges some ownership or control. The Tribe’s natural resource damage litigation has been consolidated with the United States’ litigation described below. Because of various bankruptcies and settlements of other defendants, Hecla Limited is the only remaining defendant in the Tribe’s natural resource damages case.

U.S. Government Claims

In March 1996, the United States filed a lawsuit in Idaho Federal District Court against certain mining companies, including Hecla Limited, that conducted historic mining operations in the Silver Valley of northern Idaho. The lawsuit asserts claims under CERCLA and the Clean Water Act, and seeks recovery for alleged damages to, or loss of, natural resources located in the Coeur d’Alene River Basin (“Basin”) in northern Idaho for which the United States asserts it is the trustee under CERCLA. The lawsuit claims that the defendants’ historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that Hecla Limited and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Box. Hecla Limited has asserted a number of defenses to the United States’ claims.  Because of various bankruptcies and settlements of other defendants, Hecla Limited is the only remaining defendant in the Idaho Federal Court case.

In May 1998, the EPA announced that it had commenced a Remedial Investigation/ Feasibility Study under CERCLA for the entire Basin, including Lake Coeur d’Alene, as well as the Box, in support of its response cost claims asserted in the United States’ March 1996 lawsuit. In October 2001, the EPA issued its proposed cleanup plan for the Basin. The EPA issued the Record of Decision (“ROD”) on the Basin in September 2002, proposing a $359 million Basin-wide cleanup plan to be implemented over 30 years and establishing a review process at the end of the 30-year period to determine if further remediation would be appropriate.  In 2009, the EPA commenced a process expected by early to mid 2011 to result in an amendment to the ROD for the Basin adopting certain changes to the ecological cleanup plan for the upper portion of the Basin only (in contrast to the 2002 ROD which addressed the entire Basin, including the upper and lower portions).  In February 2010, the EPA issued a draft focused feasibility study report which presents and evaluates alternatives for cleanup of the upper portions of the Basin.  On July 12, 2010, the EPA released for public comment its proposed plan for cleanup of the upper portion of the Basin.  Although the final remedy has not been selected, the proposed cleanup plan is estimated to cost, in net present value terms, approximately $1.3 billion, including work in the Box for which Hecla Limited’s liability was previously established under the Box Decree.

During 2000 and 2001, Hecla Limited was involved in settlement negotiations with representatives of the United States, the State of Idaho and the Tribe. These settlement efforts were unsuccessful. However, in 2006, Hecla Limited resumed settlement negotiations relating to the entire Basin and on September 21, 2010, the Court issued an Order directing the United States, the Tribe, and Hecla Limited to file a joint status report regarding settlement efforts on or before November 9, 2010.  Based upon that status report, the Court will determine whether to schedule a status conference.  There can be no assurance that the outcome of the settlement efforts will be successful.

Phase I of the trial on the consolidated Tribe’s and the United States’ claims commenced in January 2001, and was concluded in July 2001. Phase I addressed the extent of liability, if any, of the defendants and the allocation of liability among the defendants and others, including the United States. In September 2003, the Court issued its Phase I ruling, holding that Hecla Limited has some liability for Basin environmental conditions. The Court refused to hold the defendants jointly and severally liable for historic tailings releases and instead allocated a 22% share of liability to ASARCO and a 31% share of liability to Hecla Limited for impacts resulting from these releases. The portion of damages, past costs and cleanup costs to which this 31% applies, other cost allocations applicable to Hecla Limited, and the Court’s determination whether EPA’s cleanup proposals satisfy CERCLA requirements should be addressed in Phase II of the litigation. The Court also left issues on the deference, if any, to be afforded the United States’ cleanup plan, for Phase II.

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

Two of the defendant mining companies, Coeur d’Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities under the litigation during 2001. On March 13, 2009, the United States reached agreement with ASARCO concerning ASARCO’s liability in the Coeur d’Alene Basin under the litigation.  The agreement, among other things, required the payment by ASARCO of approximately $482 million to the United States or certain trusts. That agreement was approved by the Bankruptcy Court on June 5, 2009. The approval was appealed by ASARCO’s corporate parent.  In late 2009, both the Bankruptcy Court and the U.S. Federal Court in Texas approved ASARCO’s Plan of Reorganization which, among other things, resolved the parent’s appeal of  the June 5, 2009 Order.  As a result of ASARCO’s receiving approval of its Plan of Reorganization in the bankruptcy proceeding, and the distribution of approximately $482 million, plus interest, to the United States or certain trusts in December 2009, ASARCO was dismissed as a defendant in the Idaho Federal Court litigation in September 2010 leaving Hecla Limited as the only defendant remaining in the case. Because of the nature of this settlement and of the bankruptcy proceeding, Hecla Limited does not believe the Basin environmental claims asserted against ASARCO in the bankruptcy proceeding or settlement distribution amounts are necessarily indicative of Hecla Limited’s potential liability in the Basin litigation.  Phase II of the trial was scheduled to commence in January 2006. However, as a result of ASARCO’s bankruptcy filing, the Idaho Federal Court vacated the January 2006 trial date. Due to ASARCO’s resolution of its liability in the Basin in the context of its bankruptcy proceeding, it was dismissed as a defendant in the Idaho Federal Court litigation pursuant to the same September 21, 2010 Court order discussed above.  Hecla Limited anticipates that in the event settlement negotiations are not successful, the Court will schedule a status conference in late 2010 or early 2011 to address rescheduling the Phase II trial date.

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

In expert reports exchanged with the defendants in August and September 2004, the United States claimed to have incurred approximately $87 million for past environmental study, remediation and legal costs associated with the Basin for which it is alleging it is entitled to reimbursement in Phase II. In its claims filed in the ASARCO bankruptcy case, the U.S. increased this claim to $180 million. A portion of these costs is also included in the work to be done under the ROD. With respect to the United States’ past cost claims, as of September 30, 2010, Hecla Limited has determined a potential range of liability for this past response cost to be $5.6 million to $13.6 million, with no amount in the range being more likely than any other amount.

Although the United States has previously issued its ROD proposing a cleanup plan totaling approximately $359 million and its past cost claim is $87 million, based upon the Court’s prior orders, including its September 2003 order and other factors and issues to be addressed by the Court in Phase II of the trial, Hecla Limited currently estimates the range of its potential liability for both past costs and remediation (but not natural resource damages as discussed above) in the Basin to be $65.6 million to $93.6 million (including the potential range of liabilities of $60 million to $80 million for Basin cleanup, and  $5.6 million to $13.6 million for the United States’ past cost claims as discussed above), with no amount in the range being more likely than any other at this time. Hecla Limited has accrued the minimum liability within this range, which at September 30, 2010, was $65.6 million. It is possible that Hecla Limited’s ability to estimate what, if any, additional liability it may have relating to the Basin may change in the future depending on a number of factors, including, but not limited to, any amendments to the ROD, information obtained or developed by Hecla Limited prior to Phase II of the trial and its outcome, settlement negotiations, and any interim court determinations. There can be no assurance as to the outcome of the Basin environmental claims and Hecla Limited believes it is possible that a combination of various events, as discussed above, or other events could be materially adverse to its financial results or financial condition.

Insurance Coverage Litigation

In 1991, Hecla Limited initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to Hecla Limited and its predecessors. Hecla Limited believes the insurance companies have a duty to defend and indemnify Hecla Limited under their policies of insurance for all liabilities and claims asserted against it by the EPA and the Tribe under CERCLA related to the Box and the Basin. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla Limited in the Tribe’s lawsuit. During 1995 and 1996, Hecla Limited entered into settlement agreements with a number of the insurance carriers named in the litigation. Prior to 2009, Hecla Limited has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent (30%) of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Box Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against Hecla Limited are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing Hecla Limited with a partial defense in all Basin environmental litigation. As of September 30, 2010, Hecla Limited has not recorded a receivable or reduced its accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

BNSF Railway Company Claim

In early November 2008, legal counsel for the BNSF Railway Company (“BNSF”) submitted a contribution claim under CERCLA against Hecla Limited for approximately $52,000 in past costs BNSF incurred in investigation of environmental conditions at the Wallace Yard near Wallace, Idaho. BNSF asserts that a portion of the Wallace Yard site includes the historic Hercules Mill owned and operated by Hercules Mining Company and that Hecla Limited is a successor to Hercules Mining Company. BNSF proposes that we reimburse them for the $52,000 in past costs and agree to pay all future clean up for the Hercules mill portion of the site, estimated to be $291,000, and 12.5% of any other site costs that cannot be apportioned. In April 2010, a settlement was approved for cleanup of the Wallace Yard and nearby spur lines. The settlement was approved in federal court between the Union Pacific Railroad, BNSF, and the State of Idaho and the United States on behalf of the EPA.  We believe construction related to the cleanup began in 2010. Hecla Limited requested and received additional information from BNSF regarding the nature of its claim; however, we do not believe that the outcome of this claim will have a material adverse effect on Hecla Limited’s or our results from operations or financial position.  Hecla Limited has not recorded a liability relating to the claim as of September 30, 2010.

Rio Grande Silver Guaranty

On February 21, 2008, our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), entered into an agreement with Emerald Mining & Leasing, LLC (“EML”) and Golden 8 Mining, LLC (“G8”) to acquire the right to earn-in to a 70% interest in the San Juan Silver Joint Venture, which holds a land package in the Creede Mining District of Colorado.  On October 24, 2008, Rio entered into an amendment to the agreement which delays the incurrence of qualifying expenses to be paid by Rio pursuant to the original agreement.  In connection with the amended agreement, we are required to guarantee certain environmental remediation-related obligations of EML and G8 to Homestake Mining Company of California (“Homestake”) up to a maximum liability to us of $2.5 million.  As of September 30, 2010, we have not been required to make any payments pursuant to the guaranty.  We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML and G8 fail to meet their obligations to Homestake (which has since been acquired by Barrick Gold Corp.). However, to the extent that any payments are made by us under the guaranty, EML and G8, in addition to other parties named in the amended agreement, have jointly and severally agreed to reimburse and indemnify us for any such payments.  We have not recorded a liability relating to the guaranty as of September 30, 2010.

Lucky Friday Water Permit Exceedances

In late 2008 and during 2009, Hecla Limited experienced a number of water permit exceedances for water discharges at its Lucky Friday unit.  In April 2009, Hecla Limited entered into a Consent Agreement and Final Order (“CAFO”) and a Compliance Order with the EPA, which included an extended compliance timeline.  In connection with the CAFO, Hecla Limited agreed to pay an administrative penalty to the EPA of $177,500 to settle any liability for such exceedances.  Hecla Limited has undertaken efforts that have been successful to date in bringing its water discharges at the Lucky Friday unit into compliance with the permit, but cannot provide assurances that it will be able to fully comply with the permit limits, particularly in the near future.

States of South Dakota and Colorado Superfund Sites Related to CoCa Mines, Inc.

In 1991, Hecla Limited acquired all of the outstanding common stock of CoCa Mines, Inc. (“CoCa”).

Gilt Edge Mine Superfund Site

In October 2008, EPA made a formal request to CoCa for information regarding the Gilt Edge Mine Site located in Lawrence County, South Dakota, and asserted that CoCa may be liable for environmental cleanup at the site.  The Gilt Edge Mine Site was explored and/or mined beginning in the 1890s.  In the early 1980s, CoCa was involved in a joint venture that conducted a limited program of exploration work at the site.  This joint venture terminated in 1984, and by 1985 CoCa had divested itself of any interest in the property.

In July 2010 the United States informed Coca that it intends to pursue Coca and several other potentially responsible parties on a joint and several basis for liability for past and future response costs at Gilt Edge under CERCLA.  Currently, the United States alleges that CoCa is liable based on participation in the joint venture, and that CoCa has succeeded to the liabilities of its predecessor at the site, Congdon & Carey, which may have held certain property interests at the site.

As of January 2010, EPA had allegedly incurred approximately $91 million in response costs to implement remedial measures at the Gilt Edge site, and estimates future response costs will total $72 million.  Hecla Limited did not acquire CoCa until 1991, well after CoCa discontinued its involvement with the Gilt Edge site.  In addition, CoCa is and always has been a separate corporate entity from Hecla Mining Company and Hecla Limited.  Therefore, we believe that Hecla Limited is not liable for any cleanup, and if CoCa might be liable, it has limited assets with which to satisfy any such liability. In August 2010, CoCa initiated negotiations with the United States in order to reach a settlement of its liabilities at the site which will reflect CoCa’s limited financial resources.

Nelson Tunnel/Commodore Waste Rock Pile Superfund Site

In August 2009, the EPA made a formal request for information regarding the Nelson Tunnel/Commodore Waste Rock Pile Superfund Site in Creede, Colorado.  A timely response was provided and EPA later arranged to copy additional documents.  CoCa was involved in exploration and mining activities in Creede during the 1970s and the 1980s.  No formal claim for response costs under CERCLA has been made against CoCa for this site.  Hecla Limited did not acquire CoCa until 1991, well after Coca discontinued its historical activities in the vicinity of the site. In addition, CoCa is and always has been a separate corporate entity from Hecla Mining Company and Hecla Limited. Therefore, we believe that Hecla Limited is not liable for any cleanup, and if CoCa might be liable, it has limited assets with which to satisfy any such liability.

Other Commitments

Our contractual obligations as of September 30, 2010 included approximately $0.4 million for commitments relating to non-capital items at Greens Creek.  In addition, our commitments relating to open purchase orders at September 30, 2010 included approximately $2.9 million and $0.4 million, respectively, for various capital items at the Greens Creek and Lucky Friday units, and approximately $0.5 million and $0.1 million, respectively, for various non-capital costs.  We also have total commitments of approximately $6.5 million relating to scheduled payments on capital leases, including interest, for equipment at our Greens Creek and Lucky Friday units (see Note 9 for more information).

We had letters of credit for approximately $9.4 million outstanding as of September 30, 2010 for reclamation and workers’ compensation insurance bonding, of which $7.6 million related to the reclamation performance bond in the amount of $30.5 million for the Greens Creek unit.

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

Note 5.   Earnings Per Common Share

The following table reconciles weighted average common shares used in the computations of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2010 and 2009 (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator
Net income	$19,791	$25,946	$58,719	$35,757
Preferred stock dividends	(3,408)	(3,408)	(10,225)	(10,225)
Net income applicable to common shares for basic and diluted earnings per share	$16,383	$22,538	$48,494	$25,532
Denominator
Basic weighted average common shares	256,095	236,379	249,039	220,523
Dilutive stock options and restricted stock	14,413	7,958	17,106	3,204
Diluted weighted average common shares	270,508	244,337	266,145	223,727
Basic earnings per common share
Net income applicable to common shares	$0.06	$0.10	$0.19	$0.12
Diluted earnings per common share
Net income applicable to common shares	$0.06	$0.09	$0.18	$0.11

Diluted income per share for the three and nine months ended September 30, 2010 and 2009 exclude the potential effects of outstanding shares of our convertible preferred stock, as their conversion and exercise would have no effect on the calculation of dilutive shares.

For the three-month and nine-month periods ended September 30, 2010, options to purchase 1,108,274 shares of our common stock were excluded from the computation of diluted earnings per share because the exercise price of the options exceeded the average price of our stock during the periods and therefore would not affect the calculation of earnings per share.  Options to purchase 1,713,925 shares of our common stock and warrants to purchase 12,173,913 shares of our common stock were not included in the computation of diluted earnings per share in the three- and nine-month periods ended September 30, 2009, as the exercise price of the options and warrants exceeded the average price of our stock during the periods and therefore would not affect the calculation of earnings per share.

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

The following tables present information about reportable segments for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales from operations to unaffiliated customers:
Greens Creek	$88,843	$71,670	$212,326	$167,240
Lucky Friday	27,004	23,511	72,027	57,272

	$115,847	$95,181	$284,353	$224,512

Income (loss) from operations:
Greens Creek	$39,493	$27,391	$83,279	$55,250
Lucky Friday	12,550	9,333	30,856	16,662
Other	(10,542)	(7,419)	(32,388)	(16,525)

	$41,501	$29,305	$81,747	$55,387

The following table presents identifiable assets by reportable segment as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
Identifiable assets:
Greens Creek	$761,529	$771,433
Lucky Friday	152,359	116,797
Other	263,695	158,554

	$1,177,583	$1,046,784

Note 7.    Employee Benefit Plans

We sponsor defined benefit pension plans covering most U.S. employees.  Net periodic pension cost (income) for the plans consisted of the following for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended
	September 30,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost	$551	$568	$11	$4
Interest cost	931	915	18	13
Expected return on plan assets	(1,261)	(1,168)	- -	- -
Amortization of prior service cost	151	151	14	(1)
Amortization of net (gain) loss	217	307	(12)	(10)
Net periodic benefit cost	$589	$773	$31	$6

	Nine Months Ended
	September 30,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost	$1,652	$1,702	$34	$11
Interest cost	2,793	2,746	55	41
Expected return on plan assets	(3,781)	(3,505)	- -	- -
Amortization of prior service cost	452	452	40	(2)
Amortization of net (gain) loss	650	924	(35)	(32)
Net periodic benefit cost	$1,766	$2,319	$94	$18

We do not expect to contribute to the pension plans during the year.

At the end of March 2009 we made the decision to terminate a post-retirement medical benefit plan covering employees at our Greens Creek unit.  As a result, we recognized a $9 million non-cash gain on termination of the plan during the first quarter of 2009.

Note 8.    Shareholders’ Equity

Common shares authorized and issued

We are authorized to issue 500,000,000 shares of common stock, $0.25 par value per share, of which 256,454,101 shares were issued at September 30, 2010.  In May 2010 our shareholders voted to approve an amendment to our Certificate of Incorporation increasing the number of authorized shares of our common stock from 400,000,000 to 500,000,000.

Share-based Compensation Plans

We periodically grant stock options and/or restricted stock unit awards to our employees and directors.  We measure the fair value of compensation cost for stock options issued pursuant to our plans using the Black-Scholes options pricing model.  Stock option grants generally vest immediately. However, grants to individual executives upon hiring or for retention vest over a defined service period, with cost amortized over that period. We measure compensation cost for restricted stock unit grants at the closing price of our stock at the time of grant, net of estimated forfeiture.  Restricted stock unit grants vest after a named period, usually one year, with compensation cost amortized over that period.

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

On May 5, 2010 the board of directors also granted 41,650 restricted stock units that vested on June 11, 2010, and 276,646 restricted stock units that vest in May 2011.

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

Share-based compensation expense for stock option and restricted stock unit grants recorded in the first nine months of 2010 totaled $3.3 million, compared to $2.3 million in the same period last year.

In May 2010, we issued a total of 48,825 common shares to independent directors.  In May 2009, we issued 22,568 common shares to nonemployee directors.  These issuances resulted in expense of approximately $0.2 million in the first nine months of 2010 and 2009.

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

Warrants

The following table summarizes certain information about our stock purchase warrants at September 30, 2010:

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

Note 9.    Credit Facilities and Capital Leases

Credit Facilities

In October 2009 we entered into an amended $60 million senior secured revolving credit agreement. The agreement was amended in March 2010 to extend the term of the amended agreement and reduce the commitment fee rate and interest rate spreads, and again in July 2010 to change the way excess cash flow is calculated and to allow us to use our excess cash flow for permitted purposes through the term of the credit agreement rather than limiting such use to a one year period. The facility is secured by our Greens Creek assets, including the shares of common stock owned by us in the wholly-owned subsidiaries that hold the equity interest in the joint venture that owns the Greens Creek mine.  Amounts borrowed under the credit agreement are available for general corporate purposes.  The interest rate on outstanding loans under the agreement is 4.0% above the LIBOR or an alternative base rate plus an applicable margin of 3.0%.  We are required to pay a standby fee of 1.4% per annum on undrawn amounts under the revolving credit agreement.  The credit facility is effective until March 12, 2013. We incurred $0.5 million in interest expense in the first nine months of 2010 for the amortization of loan origination fees and $1.2 million in interest expense for commitment fees relating to the revolving credit agreement.  We have not drawn funds on the current revolving credit facility as of the filing date of this Form 10-Q.  The credit agreement includes various covenants and other limitations related to our various financial ratios and indebtedness and investments, as well as other information and reporting requirements, including the following limitations:

•	Leverage ratio (calculated as total debt divided by EBITDA) of not more than 3.0:1.
•	Interest coverage ratio (calculated as EBITDA divided by interest expense) of not less than 3.0:1.
•	Current ratio (calculated as current assets divided by current liabilities) of not less than 1.10:1.
•	Tangible net worth of greater than $500 million.

During the first nine months of 2009 we incurred interest totaling $13.1 million related to the previous version of our credit facility, including $3.6 million for the amortization of loan origination fees and $2.6 million related to an interest swap (see Note 11 for more information).

Capital Leases

We entered into two 36-month lease agreements in January 2009 for equipment at our Greens Creek and Lucky Friday units, a 48-month lease agreement in May 2010 for equipment at Greens Creek, and a 48-month lease agreement in September 2010 for equipment at Greens Creek which we have determined to be capital leases.  As of September 30, 2010, we recorded $8.0 million for the gross amount of assets acquired under the capital leases and $2.5 million in accumulated depreciation, in Properties, plants, equipment and mineral interests.  We have a total liability balance of $5.9 million at September 30, 2010 relating to the lease obligations, with $2.2 million of the liability classified as current and the remaining $3.7 million classified as non-current.  At December 31, 2009, the total liability balance associated with capital leases was $4.8 million, with $1.6 million of the liability classified as current and $3.2 million classified as non-current.  The total obligation for future minimum future lease payments was $6.5 million at September 30, 2010, with $0.6 million attributed to interest.

At September 30, 2010, the annual maturities of capital lease commitments, including interest, are (in thousands):

Twelve-month period ending September 30,
2011	$2,611
2012	2,038
2013	1,411
2014	458
Total	6,518
Less: imputed interest	(621)
Net capital lease obligation	$5,897

During the first nine months of 2010, $1.7 million in total interest incurred was recorded to expense, with no amount capitalized.  During the first nine months of 2009, $1.9 million in total interest expense incurred was capitalized and $10.2 million was expensed.

Note 10.    Developments in Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-09, which, among other things, amended Subtopic 855-10 with respect to the date through which evaluation of subsequent events must occur and under which circumstances such date must be disclosed.  The update amended Subtopic 855-10 so that an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. All of the amendments in this update became effective upon issuance, with limited exceptions.  Adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Note 11.    Derivative Instruments

At times, we may use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a fixed price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in the market. These instruments do, however, expose us to other risks, including the amount by which the contract price differs from the spot price of a commodity, and nonperformance by the counterparties to these agreements.

In April 2010, we began utilizing financially-settled forward contracts to sell lead and zinc at fixed prices for settlement at approximately the same time that our unsettled concentrate sales contracts will settle.  The settlement of each concentrate contract is based on the average spot price of the metal during the month of settlement, which may differ from the prices used to record the sale when the sale takes place.  The objective of the  contracts is to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At September 30, 2010, we recorded a current liability of $2.0 million, which is included in derivative contract liabilities, for the fair value of the contracts.  We recognized a $5.3 million net loss and a $1.0 million gain on the contracts during the three and nine-month periods ended September 30, 2010, respectively, which are included in sales of products.

In addition, in May 2010 we began utilizing financially-settled forward contracts to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  At September 30, 2010, we recorded a current liability of $9.3 million, which is included in derivative contract liabilities, and a non-current liability of $1.6 million, which is included in other non-current liabilities, for the fair value of the contracts.  We recognized $13.2 million and $11.2 million net losses on the contracts, including $0.6 million and $0.4 million in losses realized on settled contracts, respectively, during the three and nine-month periods ended September 30, 2010. The net losses on these contracts are included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.

The following table summarizes the quantities of base metals committed under forward sales contracts at September 30, 2010:

	Metric tonnes under contract		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2010 settlements	7,600	8,200	$0.93	$0.96
2011 settlements	2,350	1,350	$1.00	$0.99

Contracts on forecasted sales
2010 settlements	300	1,400	$0.85	$0.83
2011 settlements	23,700	16,250	$0.93	$0.93
2012 settlements	1,750	- -	$1.03	- -

Our concentrate sales are based on a provisional sales price containing an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward price at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market value through earnings, and included in sales, each period prior to final settlement.

Historically we have periodically used derivative financial instruments to manage interest rate risk. In May 2008, we entered into an interest rate swap agreement that had the economic effect of modifying the LIBOR-based variable interest obligations associated with the previous version of our credit facility.  As a result, the interest payable related to the term facility balance was to be fixed at a rate of 9.38% until the scheduled maturity of September 30, 2010 pursuant to the amended and restated credit facility. Hedge accounting was applied for this swap and the terms of the interest rate swap agreement including notational amounts, interest rate reset dates, and maturity dates matched the terms of the hedged note to which the swap agreement pertained.  At inception and on an ongoing basis, we performed an effectiveness test using the hypothetical derivative method, and the swap was determined to be highly effective at offsetting changes in the fair value of the hedged note.  The interest rate swap was designated as a cash flow hedge, and the fair value of the swap was calculated using the discounted cash flow method based on market observable inputs.  In October 2009 we repaid the remaining facility balance and settled the remaining fair value liability associated with the swap.  During the nine month period ended September 30, 2009, we recognized $2.6 million in interest expense related to the ineffective portion of the swap.

Note 12.    Fair Value Measurement

The table below sets forth our assets and liabilities that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category (in thousands).

Description	September 30, 2010	Quoted prices in active markets for identical assets (Level 1)		Significant other observable inputs (Level 2)
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits (1)	$216,577		$216,577	$	- -
Available for sale securities:
Equity securities – mining industry	1,452		1,452		- -
Trade accounts receivable:
Receivables from provisional concentrate sales	48,983		- -		48,983
Restricted cash balances:
Certificates of deposit and other bank deposits (1)	10,297		10,297		- -

Total assets	$277,309		$228,326		$48,983

Liabilities:
Derivative contracts:
Base metal forward contracts	$12,847	$	- -		$12,847

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

During the second quarter of 2010, we began utilizing financially-settled forward contracts to manage the exposure of changes in prices of zinc and lead contained in our concentrate shipments that have not reached final settlement.  We also began utilizing financially-settled forward contracts in the second quarter of 2010 to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments (see Note 11 for more information).  These contracts do not qualify for hedge accounting, and are marked-to-market through earnings each period.  The fair value of each contract represents the difference between the forward metal price for the contract settlement period as of the measurement date and the contract settlement metal price, multiplied by the quantity of metal involved in the contract.

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

Metals prices represent one of our greatest opportunities and risks, as well as the basis for some of our most significant estimates. In the third quarter and first nine months of 2010, the average market prices of silver, gold, zinc and lead all were higher than their levels from the same periods last year, as illustrated by the table in Results of Operations below. We believe that silver demand arises from both investment demand and industrial and consumer demand.  Investment demand for silver and gold has been relatively strong over the past three years and is influenced by various factors, including:  the value of the U.S. Dollar and other currencies, expanding U.S. budget deficits, widening availability of exchange-traded commodity funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertainty towards a global economic recovery could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute silver in industrial fabrication.  We believe that global economic conditions are beginning to improve and that industrial trends, including urbanization and growth of the middle class in countries like China and India, will result in continued consumer and industrial demand for silver.    However, there can be no assurance whether these trends will continue or to how they will impact prices of the metals we produce.

As a result of continued improvement in our financial condition, available capital resources, and strong operating performance, we believe that we are well positioned to seek opportunities for growth through both acquisitions and expansion of our current operations.  One such opportunity involves construction of an internal shaft at our Lucky Friday mine (“#4 Shaft”), which, we believe, would significantly increase production and extend the life of mine.  We have commenced with engineering and early construction activities on #4 Shaft, and management plans to seek final approval of the project by the Board of Directors no later than mid-2011 (see additional discussion in The Lucky Friday Segment section below).  If approved, construction of #4 Shaft as currently designed is expected to cost a total of approximately between $150 and $200 million, including approximately $50 million that will have been spent by the end of 2010, and take an additional four years to complete.  We believe that our current capital resources will allow us to proceed.  However, there are a number of factors that could affect completion of the project, including:  a significant decline in metals prices, a significant increase in operating or capital costs, or our inability to successfully settle or otherwise manage our potential environmental liabilities relating to historical mining activities in the Coeur d’Alene Basin.

Environmental litigation represents another of our significant risks. As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited), the EPA has released for public comment its proposed plan for cleanup of the upper portion of the Coeur d’Alene Basin, a plan with an estimated present value cost of $1.3 billion. This plan represents a significant increase from the EPA’s 2002 Record of Decision with an estimated cost of $359 million for both the upper and lower portions of the Basin. We do not know the extent to which the EPA’s proposal will be ultimately implemented, nor its effect on our current operations in the Basin, nor how our liability could be affected. As also mentioned in Note 4, we have resumed settlement negotiations regarding matters considered in our existing accruals.

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

Results of Operations

For the third quarter and first nine months of 2010, we recorded income applicable to common shareholders of $16.4 million and $48.5 million ($0.06 (basic and diluted) and $0.19 (basic, $0.18 diluted) per common share), respectively, compared to income applicable to common shareholders of $22.5 million and $25.5 million ($0.10 (basic, $0.09 diluted) and $0.12 (basic, $0.11 diluted) per common share), respectively, during the same periods in 2009.  The following factors had a positive impact on the results for the third quarter and first nine months of 2010 compared to the same periods in 2009:

•
Increased gross profit at our Greens Creek and Lucky Friday units by $13.2 million and $3.2 million, respectively, for the third quarter of 2010 and by $40.6 million and $14.4 million, respectively, for the first nine months of 2010 compared to the same 2009 periods (see the Greens Creek Segment and Lucky Friday Segment sections below for further discussion of these variances).

•
Increased average market prices for silver, gold, zinc and lead for the 2010 periods, and higher average realized prices for silver and gold for the third quarter of 2010.  Our average realized prices were higher for all four metals for the nine months ended September 30, 2010 compared to the same period in 2009.  The following table illustrates the average market and realized prices:

		Three months ended September 30,		Nine months ended September 30,
		2010	2009	2010	2009
Silver –	London PM Fix ($/ounce)	$18.96	$14.70	$18.07	$13.68
	Realized price per ounce	$21.45	$16.33	$19.29	$14.93
Gold –	London PM Fix ($/ounce)	$1,227	$960	$1,177	$930
	Realized price per ounce	$1,284	$999	$1,219	$970
Lead –	LME Final Cash Buyer ($/pound)	$0.92	$0.87	$0.94	$0.69
	Realized price per pound	$0.96	$1.02	$0.94	$0.82
Zinc –	LME Final Cash Buyer ($/pound)	$0.92	$0.80	$0.96	$0.67
	Realized price per pound	$0.93	$0.95	$0.93	$0.78

Concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which may differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the smelters, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metal prices each period through final settlement.  For the third quarter of 2010, we recorded positive adjustments to provisional settlements of $11.8 million compared to positive price adjustments to provisional settlements of $9.2 million in the third quarter of 2009.  We recorded positive price adjustments for the first nine months of 2010 of $1.0 million compared to positive price adjustments of $17.6 million for the same 2009 period.  The price adjustments for the 2010 periods related to zinc and lead contained in our concentrate shipments were partially offset by net gains and losses on forward contracts for those metals initiated in the second quarter of 2010 (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  The net gains and losses on these contracts are included in revenues and impact the realized prices for zinc and lead.  We recognized a net loss on the contracts of $5.3 million in the third quarter of 2010 and a net gain of $1.0 million in the first nine months of 2010.  The differences between our realized metal prices and average market prices are due primarily to the aforementioned gains and losses on forward contracts and price adjustments included in our revenues resulting from the difference between metal prices upon transfer of title of concentrates to the buyer and metal prices at the time of final settlement.

•
Lower interest expense during the third quarter and first nine months of 2010 by $2.3 million and $8.5 million, respectively, compared to the same 2009 periods. The decrease is the result of repayment in October 2009 of the remaining debt incurred for the purchase of the 70.3% interest in the Greens Creek joint venture (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our debt facilities).

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

•
$3.0 million loss on impairment of investments recognized in the second quarter of 2009 related to our shares of Rusoro stock received in the sale of our Venezuelan operations compared to a $0.7 million impairment loss recognized on the Rusoro stock recognized during the second quarter of 2010.

The factors discussed above were partially offset by the following other significant items affecting the comparison of our operating results for the third quarter and first nine months of 2010 compared to the results for the same periods in 2009:

•
$13.2 million and $11.2 million losses on base metal derivative contracts in the third quarter and first nine months of 2010, with no comparable losses in the corresponding 2009 periods.  The losses primarily represent non-cash, mark-to-market adjustments on outstanding financially-settled forward contracts related to forecasted zinc and lead production as a part of a risk management program initiated in the second quarter of 2010.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk - Commodity-Price Risk Management for more information on our derivatives contracts.

•
Increased exploration expense of $4.2 million and $11.2 million in the third quarter and first nine months of 2010, respectively, compared to the same 2009 periods due to an increase in exploration activity at or near our current operations at the Greens Creek and Lucky Friday units, at the San Juan Silver project in Colorado, and at our San Sebastian unit in Mexico.

•
 Income tax provisions of $8.1 million and $10.1 million, respectively, for the third quarter and first nine months of 2010 compared to income tax provisions of $0.6 million and $1.0 million, respectively, for the third quarter and first nine months of 2009.  Included in the provision for the third quarter of 2010 was $1.8 million amortization of the Company’s deferred tax asset, with the remaining $6.3 arising primarily from liability for U.S. federal and state alternative minimum taxes (“AMT”). The provision for the nine months ended September 30, 2010 included $9.7 million amortization of the deferred tax asset partly offset by a $7.7 million reduction in the valuation allowance, and $8.0 million for liabilities primarily related to U.S. state and federal AMT.  The provisions for the 2009 periods are primarily related to U.S federal and state AMT.  The increases in AMT liabilities in the 2010 periods compared to 2009 are due to utilization of AMT net operating loss carryforwards in 2009, which are no longer available in 2010, and higher income (adjusted for temporary book-versus-tax timing differences, including a large portion of the losses on derivative contracts recognized in the 2010 periods discussed above).  See Note 3 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for more information.

•
The termination of an employee benefit plan resulting in a non-cash gain of $9.0 million recognized in the first quarter of 2009 (see Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

•	The sale of our Velardeña mill in Mexico in March 2009 generating a pre-tax gain of $6.2 million (see Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).
•
Higher provision for closed operations and environmental matters by $0.5 million and $3.3 million in the third quarter and first nine months of 2010, respectively.  We recorded a $2.4 million adjustment to increase our liability balance associated with the Bunker Hill Superfund Site recorded in the first quarter of 2010 (see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

The Greens Creek Segment

Below is a comparison of the operating results and key production statistics of our Greens Creek segment (dollars are in thousands, except for per ton and per ounce amounts):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Sales	$88,843	$71,670	$212,326	$167,240
Cost of sales and other direct production costs	(34,235)	(29,750)	(83,922)	(79,789)
Depreciation, depletion and amortization	(12,952)	(13,435)	(40,140)	(39,792)
Gross profit	$41,656	$28,485	$88,264	$47,659

Tons of ore milled	203,627	204,984	606,723	601,590
Production:
Silver (ounces)	1,852,250	1,801,692	5,285,184	5,913,643
Gold (ounces)	17,985	16,815	52,727	50,789
Zinc (tons)	18,776	17,835	57,938	50,829
Lead (tons)	6,737	5,585	19,953	16,124
Payable metal quantities sold:
Silver (ounces)	2,057,823	2,210,838	4,585,509	5,474,457
Gold (ounces)	16,646	15,416	42,921	43,038
Zinc (tons)	13,534	10,942	43,121	37,589
Lead (tons)	6,680	5,757	15,802	12,946
Ore grades:
Silver ounces per ton	12.76	12.63	12.03	13.50
Gold ounces per ton	0.14	0.13	0.13	0.13
Zinc percent	10.67	10.04	10.89	9.61
Lead percent	4.31	3.53	4.24	3.46
Mining cost per ton	$42.90	$40.04	$42.07	$41.52
Milling cost per ton	$24.57	$23.72	$22.98	$22.35
Total cash cost per silver ounce (1)	$(3.05)	$(0.48)	$(4.61)	$1.70

(1)
A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The $13.2 million and $40.6 million increases in gross profit during the third quarter and first nine months of 2010, respectively, compared to the same 2009 periods were primarily the result of higher average market and realized prices in the 2010 periods for all metals produced at Greens Creek, with the exception of realized prices for zinc and lead in the third quarter of 2010, which were lower than those for the third quarter of 2009.  Metals prices are further discussed in Results of Operations above.  In addition, we achieved higher gold, zinc and lead production in the 2010 periods, partially offset by a 7% decrease in silver production for the first nine months of 2010, which was the result of lower silver ore grades compared to the first nine months of 2009. The ore grade variances are due to differences in the sequencing of production from the various mine areas as a part of the overall mine plan.  As illustrated in the table above, we experienced an increase in silver ore grades during the third quarter of 2010, and we expect this trend to continue through the remainder of year.  Gross profit at Greens Creek was also impacted by net positive price adjustments to revenues of $11.0 million and $0.7 million in the third quarter and first nine months of 2010, respectively. Comparatively, we recognized net positive price adjustments of $8.1 million and $15.0 million for the third quarter and first nine months of 2009, respectively. Price adjustments to revenues result from changes in metals prices between transfer of title of concentrates to buyers and final settlements during the period.  Gross profit at Greens Creek for the 2010 periods were also impacted by net losses of $4.9 million on forward contracts related to zinc and lead contained in concentrates shipped during the third quarter of 2010 and net gains of $0.9 million on forward contracts related to shipments taking place during the first nine months of 2010 (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  Cost of sales and other direct production costs increased by 15% and 5% in the third quarter and first nine months of 2010 compared to the same 2009 periods, due primarily to the timing of shipments, which is reflected in payable metal quantities sold in the table above.

Cash cost per ounce decreased by $2.57 for the third quarter of 2010 compared to the same 2009 period, primarily as a result of $5.00 per ounce higher by-product credits due to higher average market prices for zinc, lead and gold and higher ore grades for zinc and lead. These effects were partially offset by $2.59 per ounce higher production costs and $0.65 per ounce higher treatment and freight costs, as well as an increase in the number of silver ounces produced.  Cash cost per ounce decreased by $6.31 for the nine-month period ended September 30, 2010 compared to the same 2009 period due primarily to $12.43 per ounce higher by-product credits and $1.78 per ounce lower production costs, as well as a decrease in the number of silver ounces produced due to lower silver ore grades.  These effects were partially offset by $3.55 per ounce higher treatment and freight costs and a $0.49 per ounce increase in mine license taxes.

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

The Lucky Friday Segment

The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands, except for per ounce amounts):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Sales	$27,004	$23,511	$72,027	$57,272
Cost of sales and other direct production costs	(12,122)	(11,329)	(34,250)	(32,450)
Depreciation, depletion and amortization	(2,014)	(2,551)	(5,914)	(7,339)
Gross profit	$12,868	$9,631	$31,863	$17,483

Tons of ore milled	89,414	88,281	260,883	258,915
Production:
Silver (ounces)	860,598	930,258	2,540,062	2,664,895
Lead (tons)	5,716	5,615	16,264	16,551
Zinc (tons)	2,400	2,781	7,073	7,908
Payable metal quantities sold:
Silver (ounces)	819,425	866,899	2,361,045	2,491,437
Lead (tons)	5,489	5,214	15,149	15,284
Zinc (tons)	1,876	2,036	5,245	5,745
Ore grades:
Silver ounces per ton	10.26	11.22	10.42	10.97
Lead percent	6.80	6.84	6.68	6.87
Zinc percent	3.04	3.52	3.09	3.48
Mining cost per ton	$54.62	$56.58	$54.48	$57.98
Milling cost per ton	$14.63	$14.91	$14.73	$14.86
Total cash cost per silver ounce (1)	$3.38	$3.42	$3.67	$5.89

(1)
A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The $3.2 million and $14.4 million increases in gross profit for the third quarter and first nine months of 2010 compared to the same 2009 periods is primarily the result of higher realized silver prices for the third quarter of 2010 and higher realized silver, lead, and zinc price in the first nine months of 2010, as discussed in Results of Operations above, and increased mill throughput. The impact of these factors was partially offset by lower silver, lead and zinc ore grades.  Gross profit at the Lucky Friday was also affected by net positive price adjustments of $0.8 million and $0.3 million in the third quarter and first nine months of 2010, respectively, compared to net positive price adjustments of $1.1 million and $2.6 million for the comparable 2009 periods.  Net losses of $0.5 million on forward contracts related to zinc and lead contained in concentrates shipped during the third quarter of 2010 and net gains of $0.1 million on forward contracts related to shipments taking place during the first nine months of 2010 also impacted gross profit at Lucky Friday (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  In addition, a stoppage of mining activities for approximately two weeks in the second quarter of 2010 for repairs in a shaft designated as a secondary escape way adversely impacted production.

The $0.04 decrease in total cash cost per silver ounce for the third quarter of 2010 compared to the same 2009 period is due primarily to $1.57 per ounce higher lead and zinc by-product credits resulting from increased average market prices for those metals, partially offset by higher production costs and production taxes by $1.20 and $0.18 per ounce, respectively.  The $2.22 decrease in total cash cost per silver ounce for the nine-months ended September 30, 2010 compared to the same 2009 period is attributed to $3.73 per ounce higher by-product credits partially offset by higher production costs and treatment and freight by $1.38 and $0.15 per ounce, respectively.

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

Over the past years we have evaluated alternatives for deeper access at the Lucky Friday mine in order to expand its operational life.  As a result, we initiated work on an internal shaft at Lucky Friday (“#4 Shaft”), including: detailed shaft design, excavation of the hoist room and off shaft development access to shaft facilities, placement and receipt of orders for major equipment purchases, and other early construction activities.  Upon completion, #4 Shaft would allow us to mine mineralized material below our current workings and provide deeper platforms for exploration.  Construction of #4 Shaft would take approximately four more years to complete, and capital expenditures for the project would total approximately between $150 and $200 million, including approximately $50 million that will have been spent by the end of 2010.  Our management currently expects to seek final approval of the project by the Board of Directors upon receipt of the detailed engineering studies, which are expected to be competed in the first half of 2011.  We believe that our current capital resources will allow us to proceed.  However, there are a number of factors that could affect final approval of the project, including:  a significant decline in metals prices, a significant increase in operating or capital costs, or our inability to successfully settle or otherwise manage our potential environmental liabilities relating to historical mining activities in the Coeur d’Alene Basin.

Corporate Matters

Other significant items affecting the results of our third quarter and first nine months of 2010, as compared to the same periods in 2009, were as follows:

•
General and administrative expense was lower by $0.8 million during the third quarter of 2010 compared to the same 2009 period due to lower incentive compensation expense, partially offset by higher stock compensation and increased staffing.  General and administrative expense was lower by $1.3 million for the first nine months of 2010 compared to the same 2009 period due to lower incentive compensation expense and lower costs incurred for workforce reductions, partially offset by increased staffing.

•
Decreases in other operating expense of $0.4 million and $0.3 million, respectively, for the three- and nine-month periods ended September 30, 2010 due primarily to a decrease in pension benefit costs recognized resulting from an increase in the expected returns calculated for plan assets due to higher plan asset values.

•
Lower interest expense by $2.3 million and $8.5 million, respectively, for the third quarter and first nine months of 2010 compared to the same 2009 periods due to the repayment in October 2009 of the remaining debt incurred for the acquisition of 70.3% of Greens Creek and reduction in our term facility balance.  See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on the debt facility.

•
Debt-related fees in the first nine months of 2009 due primarily to $4.3 million in expense recognized in the first quarter of 2009 for preferred shares issued pursuant to the previous version of our amended and restated credit agreement and $1.4 million in professional fees incurred during the first nine months of 2009 related to compliance with the previous version of our amended and restated credit agreement.  No such costs were incurred during the comparable 2010 periods, as the remaining balance related to the previous version of our amended and restated credit facility was repaid in October 2009 (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our credit facility).

In conjunction with the preparation, analysis, and approval of our long-range forecasts, which generally occur in the fourth quarter, we will weigh factors related to prices, operational performance, capital, and other significant variables. It is possible that the valuation allowance on our deferred tax asset will change as a result, which in turn may result in a tax benefit or provision in the fourth quarter of 2010. Information sufficient to make this determination was not available as of September 30, 2010.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The tables below present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) for our operations at the Greens Creek and Lucky Friday units for the three and nine months ended September 30, 2010 and 2009 (in thousands, except costs per ounce).

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

	Total, All Properties
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total cash costs (1)	$(2,741)	$2,314	$(15,058)	$25,776
Divided by ounces produced	2,713	2,732	7,825	8,579
Total cash cost per ounce produced	$(1.01)	$0.85	$(1.92)	$3.00
Reconciliation to GAAP:
Total cash costs	$(2,741)	$2,314	$(15,058)	$25,776
Depreciation, depletion and amortization	14,966	15,986	46,055	47,131
Treatment costs	(22,217)	(20,377)	(68,411)	(55,313)
By-product credits	66,436	55,605	199,897	137,332
Change in product inventory	4,215	3,815	1,357	4,301
Freight difference, reclamation, and other costs	664	(278)	387	143
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$61,323	$57,065	$164,227	$159,370

	Greens Creek Unit
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total cash costs (1)	$(5,657)	$(862)	$(24,368)	$10,079
Divided by silver ounces produced	1,852	1,802	5,285	5,914
Total cash cost per ounce produced	$(3.05)	$(0.48)	$(4.61)	$1.70
Reconciliation to GAAP:
Total cash costs	$(5,657)	$(862)	$(24,368)	$10,079
Depreciation, depletion and amortization	12,952	13,435	40,140	39,792
Treatment costs	(17,434)	(15,298)	(55,044)	(41,961)
By-product credits (1)	52,772	42,323	161,548	107,289
Change in product inventory	3,867	3,884	1,437	4,244
Freight difference, reclamation, and other costs	687	(297)	349	138
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$47,187	$43,185	$124,062	$119,581

	Lucky Friday Unit
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total cash costs (1)	$2,916	$3,176	$9,310	$15,697
Divided by silver ounces produced	861	930	2,540	2,665
Total cash cost per ounce produced	$3.38	$3.42	$3.67	$5.89
Reconciliation to GAAP:
Total cash costs	$2,916	$3,176	$9,310	$15,697
Depreciation, depletion and amortization	2,014	2,551	5,914	7,339
Treatment costs	(4,783)	(5,079)	(13,367)	(13,352)
By-product credits	13,664	13,282	38,349	30,043
Change in product inventory	348	(69)	(79)	57
Freight difference, reclamation, and other costs	(23)	19	38	5
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$14,136	$13,880	$40,165	$39,789

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

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	September 30, 2010	December 31, 2009
Cash and cash equivalents	$216.6	$104.7
Marketable equity securities	1.5	3.3
Total cash, cash equivalents and investments	$218.1	$108.0

Cash and cash equivalents increased by $111.9 million in the first nine months of 2010, as discussed below, while the value of non-current marketable equity securities decreased by $1.8 million due to the sale of securities in January 2010 and changes in market value (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

In October 2009, we entered into a three year, $60 million senior-secured revolving credit facility which has not been drawn upon as of September 30, 2010. The facility is available for general corporate purposes and, based on our current cash position and business plan, we do not currently contemplate drawing on the facility in the near term. We may pursue acquisition opportunities or capital expansion projects which could require additional equity issuances or financing. There can be no assurances that such financing will be available to us.

As a result of our current cash balance, the performance of our operations, current metals prices and full availability of our $60 million revolving credit facility, we believe our cash, cash equivalents, investments, cash from operations, and availability of financing if needed will be adequate to meet our obligations during the next twelve months.

Exploration expenditures for the third quarter and nine month period ended September 30, 2010 were $6.9 million and $16.2 million, respectively. We currently estimate that a total of approximately $20 million will be spent on exploration by the end of the year.  Capital expenditures, net of non-cash additions, for the third quarter and nine month period ended September 30, 2010 were $22.1 million and $48.5 million, respectively. We currently estimate that a total of approximately $75 to $80 million will be incurred on capital expenditures through the end of this year primarily for equipment, infrastructure, and development at our Lucky Friday and Greens Creek units.

We have initiated work on an internal shaft at the Lucky Friday mine to increase its production and longevity (“#4 Shaft”).  Work on the #4 Shaft project thus far has included: detailed shaft design, excavation of the hoist room and off shaft development access to shaft facilities, placement and receipt of orders for major equipment purchases, and other early construction activities. If we decide to continue with construction of #4 Shaft, it would involve capital expenditures of between approximately$100 to $150 million in addition to the approximately $50 million that will have been spent on the project by the end of 2010. Our ability to finance such a program will depend on our operational performance, metals prices, our ability to estimate capital costs, sources of liquidity available to us, and other factors. We believe that our available cash, revolving credit agreement, cash from operations, potential proceeds from warrant exercises, and access to equity and financial markets will allow us to proceed.  We may also mitigate market risk from time to time with selective base metal hedging or forward contract programs. However, a sustained downturn in metals prices or significant increases in operational or capital costs or other factors beyond our control could compel us to suspend the project in the future.

	Nine Months Ended September 30,
	2010	2009
Cash provided by operating activities (in millions)	$115.3	$51.9

Cash provided by operating activities in the first nine months of 2010 has increased, compared to the same 2009 period, primarily due to higher income, as adjusted for non-cash items. The improved results are primarily attributable to higher prices for all metals produced at our operations.  Working capital and other operating asset and liability changes decreased by $10.7 million in the first nine months of 2010 compared to a decrease of $33.3 million in the first nine months of 2009.  The $22.6 million difference is due to higher accounts payable and accrued liabilities and accrued taxes, a smaller increase in accounts receivable, and lower other current and non-current assets, partially offset by lower accounts receivable, accrued payroll and related benefits, accrued reclamation and closure costs, and a lower decrease in inventory balances.  The increase in accounts payable and accrued liabilities is attributable to increased capital project and exploration activity, the timing of payments to vendors at our operating units, and settlement payables related to our base metal derivative contracts (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  The increase in accounts payable is also due to the accrual of dividends for the third quarter of 2010 on our Mandatory Convertible Preferred stock, which were paid in cash in October 2010.  The increase in accrued taxes is due to higher income tax accruals resulting from increased profitability of our operations. Other current and non-current assets decreased due to the timing of payment of prepaid expenditures.  The smaller increase in accounts receivable and lower decrease in inventory balances are due to the timing of concentrate shipments at our Greens Creek unit.  The lower accrued payroll and related benefits is due mainly to the payment of 2009 incentive compensation in the first quarter of 2010.  The decrease in accrued reclamation and closure costs and other non-current liabilities is due primarily to the payment of $5.3 million related to the Bunker Hill Superfund Site as a result of a demand letter received from the EPA (see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

	Nine Months Ended September 30,
	2010	2009
Cash used in investing activities (in millions)	$45.9	$5.8

We received $8.0 million in proceeds from the sale of the Velardeña mill in Mexico in the first quarter of 2009 (see Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on the sale).  During the first nine months of 2010 we invested $48.5 million in capital expenditures, which was higher by $31.2 million than the same period last year.  The variance is attributed to increased capital projects activity at both the Greens Creek and Lucky Friday units resulting from projects that had been deferred in the prior year.  In January 2010 we sold investments having a cost basis of $0.6 million for proceeds of $1.1 million (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  Our restricted cash balances related to environmental bonding decreased by approximately $1.5 million during the nine-month period ended September 30, 2010 compared to a $3.5 million decrease in the same 2009 period.

	Nine Months Ended September 30,
	2010	2009
Cash provided by financing activities	$42.5	$2.1

Our financing activities for the first nine months of 2010 included $45.6 million in proceeds from the exercise of warrants and stock options (see Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information), while we paid $1.1 million in cash dividends on our Series B preferred stock and made repayments on our capital leases of $1.2 million.  In addition, we acquired treasury shares of our common stock having a value of $0.7 million during the first nine months of 2010.  Cash provided by financing activities in the first nine months of 2009 included sales of common stock and warrants which yielded $128.3 million cash, net of related issuance costs, which was applied to repayments of our debt facility and capital leases totaling $124.0 million.  In addition, we made payments totaling $2.2 million during the first nine months of 2009 on the interest rate swap related to the previous version of our amended and restated credit facility.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders, certain capital expenditures, our credit facility (as modified by amendments) and lease arrangements as of September 30, 2010 (in thousands):

	Payments due by period
	Less than					More than
	1 year	1-3 years		3-5 years		5 Years	Total
Purchase obligations (1)	$3,884	$	- -	$	- -	$ - -	$3,884
Commitment fees(2)	840		1,217		- -	- -	2,057
Contractual obligations (3)	383		- -		- -	- -	383
Capital lease commitments (4)	2,611		3,449		458	- -	6,518
Operating lease commitments (5)	2,768		4,786		811	- -	8,365
Supplemental executive retirement plan(6)	336		976		630	1,089	3,031

Total contractual cash obligations	$10,822		$10,428		$1,899	$1,089	$24,238

(1)
Consists of open purchase orders of approximately $3.4 million at the Greens Creek unit and $0.5 million at the Lucky Friday unit.  Included in these amounts are approximately $2.9 million and $0.4 million related to various capital projects at the Greens Creek and Lucky Friday units, respectively.

(2)
On October 14, 2009 we entered into a $60 million revolving credit agreement, which was amended in March 2010.  We are required to pay a standby fee of 1.4% per annum on undrawn amounts under the revolving credit agreement.  There was no amount drawn under the revolving credit agreement as of September 30, 2010, and the amounts above assume no amounts will be drawn during the agreement’s term.  For more information on our credit facility, see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)	The contractual obligations at September 30, 2010 represent commitments relating to non-capital items at Greens Creek.

(4)
Represents scheduled capital lease payments of $4.4 million and $2.1 million (including interest), respectively, for equipment at our Greens Creek and Lucky Friday units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods.  See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

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

(6)
There were no funding requirements as of September 30, 2010 under our other defined benefit pension plans.  See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

We maintain reserves for costs associated with mine closure, land reclamation and other environmental matters.  At September 30, 2010, our reserves for these matters totaled $125.9 million, for which no contractual or commitment obligations exist.  Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these obligations over the next 30 years.  For additional information relating to our environmental obligations, see Note 4 of Notes to the Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At September 30, 2010, we had no existing off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, the fair value of base metal contracts, and certain accounts receivable. As shown under Item 1A. — Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2009, metals prices have been historically volatile. While average prices for all four metals we produce performed favorably for the five consecutive years prior to 2008, there was a reduction in the average prices for zinc and lead in 2008 compared to 2007, and average prices for silver, zinc and lead were lower in 2009 compared to 2008.  However, market average prices for all for metals were higher in the first nine months of 2010 compared to the same period in 2009.  We have recorded impairments to our asset carrying value because of low prices in the past, and we can offer no assurance that prices will either remain at their current levels or increase.

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

Sales of all metals products sold directly to smelters are recorded as revenues when title and risk of loss transfer to the smelter (generally at the time of shipment) at estimated forward metals prices for the estimated month of settlement. Due to the time elapsed from shipment to the smelter and the final settlement with the smelter, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales and trade accounts receivable are adjusted to forward metals prices until final settlement by the smelter. Changes in metals prices between shipment and final settlement will result in changes to revenues and accounts receivable previously recorded upon shipment.  As a result, our trade accounts receivable balances are subject to changes in metals prices until final settlement occurs, with the exception of those portions of unsettled shipments related to financially-settled forward contracts, as discussed further below.  For more information, see part N. Revenue Recognition of Note 1 of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2009.

We utilize financially-settled forward contracts to manage our exposure to changes in prices for zinc and lead.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk - Commodity-Price Risk Management below for more information on our contract programs.  These contracts do not qualify for hedge accounting and are therefore marked-to-market though earnings each period.  Changes in zinc and lead prices between the dates that the contracts are entered into and their settlements will result in changes to the fair value asset or liability associated with the contracts, with a corresponding gain or loss recognized in earnings.

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

The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at September 30, 2010, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Item 1A. – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2009).

Short-term Investments

From time to time we hold various types of short-term investments that are subject to changes in market interest rates and are sensitive to those changes.  We did not carry any such short-term investments as of September 30, 2010.

Commodity-Price Risk Management

At times, we may use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in the market. These instruments do, however, expose us to other risks, including the amount by which the contract price differs from the spot price of a commodity, and nonperformance by the counterparties to these agreements.

In April 2010, we began utilizing financially-settled forward contracts to sell lead and zinc at fixed prices for settlement at approximately the same time that our unsettled concentrate sales contracts will settle.  The settlement of each concentrate contract is based on the average spot price of the metal during the month of settlement, which may differ from the prices used to record the sale when the sale takes place.  The objective of the contracts is to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At September 30, 2010, we recorded a current liability of $2.0 million, which is included in derivative contract liabilities, for the fair value of the contracts.  We recognized a $5.3 million net loss and a $1.0 million gain on the contracts during the three and nine-month periods ended September 30, 2010, respectively, which are included in sales of products.  The net gains and losses recognized on the contracts offset price adjustments on our provisional concentrate sales related to changes to lead and zinc prices between the time of sale and final settlement.

In addition, in May 2010 we began utilizing financially-settled forward contracts to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  At September 30, 2010, we recorded a current liability of $9.3 million, which is included in derivative contract liabilities, and a non-current liability of $1.6 million, which is included in other non-current liabilities, for the fair value of the contracts.  We recognized $13.2 million and $11.2 million net losses on the contracts, including $0.6 million and $0.4 million in losses realized on settled contracts, respectively, during the three and nine-month periods ended September 30, 2010. The net losses on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.  The losses recognized during the 2010 periods are the result of increasing lead and zinc prices during the end of the third quarter of 2010.  However, this program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following table summarizes the quantities of base metals committed under forward sales contracts at September 30, 2010:

	Metric tonnes under contract		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2010 settlements	7,600	8,200	$0.93	$0.96
2011 settlements	2,350	1,350	$1.00	$0.99

Contracts on forecasted sales
2010 settlements	300	1,400	$0.85	$0.83
2011 settlements	23,700	16,250	$0.93	$0.93
2012 settlements	1,750	- -	$1.03	- -

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

Provisional Sales

Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfers to the smelter (generally at the time of shipment) at forward prices for the estimated month of settlement. Due to the time elapsed from shipment to the smelter and the final settlement with the smelter, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the smelter.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our annual report filed on Form 10-K for the year ended December 31, 2009 for more information). At September 30, 2010, metals contained in concentrates and exposed to future price changes totaled approximately 2.4 million ounces of silver, 12,498 ounces of gold, 11,700 tons of zinc, and 8,750 tons of lead.  If the price for each metal were to change by one percent, the change in the total value of the concentrates sold would be approximately $1.1 million.  However, as noted in Commodity-Price Risk Management above, in April 2010 we initiated a program designed to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our zinc and lead sales.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of September 30, 2010, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

On October 1, 2010, we implemented a new business system at our Lucky Friday unit to facilitate automation of our accounting processes.  We believe the new system will enhance existing internal controls over financial reporting by decreasing manual controls inherent in the prior system.  Implementation of the new system did not materially affect our internal controls over financial reporting.

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

HECLA MINING COMPANY (Registrant)

Date: October 27, 2010	By:	/s/ Phillips S. Baker, Jr.,
Phillips S. Baker, Jr., President and Chief Executive Officer

Date: October 27, 2010	By:	/s/ James A. Sabala
James A. Sabala, Vice President and Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-Q – September 30, 2010
Index to Exhibits

3.1(a)
Certificate of Incorporation of the Registrant as amended to date.  Filed as exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2010 (File No. 1-8491), and incorporated herein by reference.

3.2	Bylaws of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on December 6, 2007 (File No. 1-8491), and incorporated herein by reference.

4.1(a)
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant.  Filed as part of exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2010 (File No 1-8491), and incorporated herein by reference.

4.1(b)
Certificate of Designation, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant.  Filed as part of exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2010 (File No. 1-8491), and incorporated herein by reference.

4.1(c)
Certificate of Designations of 6.5% Mandatory Convertible Preferred Stock of the Registrant.  Filed as part of exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2010 (File No. 1-8491), and incorporated herein by reference.

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

10.1
Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 14, 2010, by and among Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrower, and Hecla Mining Company, as Parent, and The Bank of Nova Scotia and ING Capital LLC, as Lenders.  Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K on July 28, 2010 (File No. 1-8491), and incorporated herein by reference.

10.2
Second Amended and Restated Credit Agreement, dated as of October 14, 2009, by and among Hecla Mining Company as the Parent, Hecla Alaska LLC, Hecla Greens Creek Mining Company, and Hecla Juneau Mining Company, as the Borrowers, various Lenders, and The Bank of Nova Scotia, as the Administrative Agent for the Lenders.  Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 15, 2009 (File No. 1-8491), and incorporated herein by reference.

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

___________________

*  Filed herewith.

**  XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.