Form 10-Q/A
period 2010-09-30
HECLA MINING CO/DE/
filed 2010-11-30
CIK 719413

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
Yes XX .                  No ___.

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
Large Accelerated Filer XX.	Accelerated Filer __.
Non-Accelerated Filer __.	Small reporting company __.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __.                  No XX.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding October 25, 2010
Common stock, par value	256,360,644
$0.25 per share

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed to amend the Hecla Mining Company Quarterly Report on Form 10-Q for the period ended September 30, 2010 in order to include disclosure recently required as a result of the Dodd–Frank Wall Street Reform and Consumer Protection Act that was inadvertently omitted.  In accordance with Rule 12b-15 of the Exchange Act, this Amendment No. 1 on Form 10-Q/A sets forth the complete text of Item 5 of Part II of the Registrant’s Form 10-Q for the period ended September 30, 2010, as amended, and also includes new Rule 13a-14(a)/15d-14(a) and 18 U.S.C. Section 1350 certifications as Exhibits 31.1 and 31.2 and 32.1 and 32.2, respectively.

This Amendment No. 1 on Form 10-Q/A amends only the item of the Quarterly Report as specified above and amends that item solely to reflect the changes described above.  This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after October 27, 1010.

Item 5.         Other Information

Our mines are operated subject to the regulation of the Federal Mine Safety and Health Administration (“MSHA”), under the Mine Safety and Health Act of 1977 (the “Mine Act”).  In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The following mine safety data is provided pursuant to the Dodd-Frank Act.

When MSHA believes a violation of the Mine Act has occurred, it may issue a citation for such violation, including a civil penalty or fine, and  the mine operator must abate the alleged violation.  During the third quarter of 2010, MSHA proposed penalty assessments of $43,301 and $400 at the Greens Creek mine and the Lucky Friday mine respectively.  We have the opportunity to contest or appeal these penalties.

During the third quarter of 2010, MSHA issued the Greens Creek mine twenty-three (23) citations pursuant to Section 104 of FMSHA for violations of mandatory health or safety standards that could significantly and substantially contribute to a mine safety or health hazard, and one (1) such citation to the Lucky Friday mine.

Also during the third quarter of 2010, MSHA:  (i) did not issue any orders under Section 104(d) of the Mine Act for unwarrantable failures to comply with mandatory health or safety standards, (ii) did not issue any imminent danger orders under Section 107(a) of the Mine Act, (iii) did not declare any violations as flagrant under Section 110(b)(2) of the Mine Act, and (iv) did not issue any pattern of violations notices under Section 104(e) of the Mine Act.  Finally, neither the Greens Creek mine nor the Lucky Friday mine experienced any mine related fatalities during the third quarter of 2010.  We have one legal action pending before the Federal Mine Safety and Health Review Commission regarding the Lucky Friday mine.

Item 6.         Exhibits

(a) Exhibits

The following exhibits are filed with this Current Report on Form 10-Q/A:

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HECLA MINING COMPANY (Registrant)

Date: November 30, 2010	/s/ Phillips S. Baker
Phillips S. Baker, Jr., President and Chief Executive Officer

/s/ James A. Sabala
James A. Sabala, Vice President and Chief Financial Officer