Form 10-K
period 2010-12-31
HECLA MINING CO/DE/
filed 2011-02-25
CIK 719413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

Form 10-K
____________________

☒	Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended December 31, 2010

Commission file No. 1-8491

HECLA MINING COMPANY
(Exact name of registrant as specified in its charter)

Delaware	77–0664171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6500 N. Mineral Drive, Suite 200 Coeur d’Alene, Idaho	83815-9408
(Address of principal executive offices)	(Zip Code)

208-769-4100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.25 per share	New York Stock Exchange
Series B Cumulative Convertible Preferred Stock, par value $0.25 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ✓   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      No  ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓    No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ✓     No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer  ☒                                                             Accelerated Filer  ☐
Non-Accelerated Filer  ☐                                                                Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates was $1,327,357,250 as of June 30, 2010. There were 255,480,549 shares of the registrant’s Common Stock outstanding as of June 30, 2010, and 279,135,083 shares as of February 22, 2011.

Documents incorporated by reference herein:

To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 2011 Annual Meeting of Shareholders of the registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the registrant’s 2010 fiscal year is incorporated herein by reference. See Part III.

TABLE OF CONTENTS

Special Note on Forward-Looking Statements	1
PART I	1
Item 1. Business	1
Introduction	1
Products and Segments	4
Employees	5
Available Information	5
Item 1A. Risk Factors	5
Item 1B. Unresolved Staff Comments	17
Item 2. Property Descriptions	18
The Greens Creek Unit	18
The Lucky Friday Unit	20
Item 3. Legal Proceedings	23
PART II	23
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6. Selected Financial Data	27
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Overview	28
Results of Operations	31
The Greens Creek Segment	32
The Lucky Friday Segment	35
Discontinued Operations - The La Camorra Unit	36
Corporate Matters	36
Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)	37
Financial Liquidity and Capital Resources	39
Contractual Obligations and Contingent Liabilities and Commitments	41
Off-Balance Sheet Arrangements	42
Critical Accounting Estimates	42
New Accounting Pronouncements	43
Forward-Looking Statements	44
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	44
Short-term Investments	44
Commodity-Price Risk Management	44
Interest-Rate Risk Management	45
Provisional Sales	45
Item 8. Financial Statements and Supplementary Data	46
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	46
Item 9A. Controls and Procedures	46
Disclosure Controls and Procedures	46
Management’s Annual Report on Internal Control over Financial Reporting	46
Attestation Report of Independent Registered Public Accounting Firm	48
Changes in Internal Control over Financial Reporting	49
Item 9B. Other Information	49
PART III	49
Item 10. Directors, Executive Officers and Corporate Governance	49
Item 11. Executive Compensation	51
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	51
Item 13. Certain Relationships and Related Transactions and Director Independence	51
Item 14. Principal Accounting Fees and Services	52
PART IV	53
Item 15. Exhibits, Financial Statement Schedules	53
Signatures	54
Index to Consolidated Financial Statements	F-1
Index to Exhibits	F-49

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Item 1A. Risk Factors. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. Projections included in this Form 10-K have been prepared based on assumptions, which we believe to be reasonable, but not in accordance with United States generally accepted accounting principles (“GAAP”) or any guidelines of the Securities and Exchange Commission (“SEC”). Actual results will vary, perhaps materially. You are strongly cautioned not to place undue reliance on such projections. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

For information regarding the organization of our business segments and our significant customers, see Note 11 of Notes to Consolidated Financial Statements.

Information set forth in Items 1A, 1B and 2 are incorporated by reference into this Item 1.

Introduction

Hecla Mining Company and its subsidiaries have provided precious and base metals to the U.S. economy and worldwide since incorporation in 1891 (in this report, “we” or “our” or “us” refers to Hecla Mining Company and our affiliates and subsidiaries). We discover, acquire, develop, produce, and market silver, gold, lead and zinc.  In doing so, we intend to manage our business activities in a safe, environmentally responsible and cost-effective manner.

We produce lead, zinc and bulk concentrates, which we sell to custom smelters, and unrefined gold and silver bullion bars (doré), which may be sold as doré or further refined before sale to precious metals traders.  We are organized and managed into two segments that encompass our operating units: the Greens Creek and Lucky Friday units.

Prior to the first quarter of 2009, we reported an additional segment, the San Sebastian unit, for our various properties and exploration activities in Mexico.  However, as a result of a decrease in exploration activity at San Sebastian in 2009, and our ownership of 100% of Greens Creek (discussed further below), we have determined that the San Sebastian unit no longer meets the criteria for disclosure as a reportable segment as of and for years ended December 31, 2010 and 2009.  Notwithstanding that fact, we currently have an active exploration program at San Sebastian.

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

On April 16, 2008, we completed the acquisition of the two indirect Rio Tinto, plc subsidiaries holding a 70.3% interest in the Greens Creek mine.  Our wholly-owned subsidiary, Hecla Alaska LLC, previously owned an undivided 29.7% joint venture interest in the assets of Greens Creek. The acquisition gives our various subsidiaries ownership of 100% of the Greens Creek mine.  More information on the acquisition can be found in Note 17 of Notes to Consolidated Financial Statements.

The map below shows the locations of our operating units and our exploration projects, as well as our corporate offices located in Coeur d’Alene, Idaho and Vancouver, British Columbia.

Our current business strategy is to focus our financial and human resources in the following areas:

•	Operating our properties cost-effectively.

•	Expanding our proven and probable reserves and production capacity at our operating properties.

•
Maintaining and investing in exploration projects at our four mining district land packages, which we believe to be under-explored and under-invested:  North Idaho’s Silver Valley in the historic Coeur d’Alene Mining District; our Greens Creek unit on Alaska’s Admiralty Island, located near Juneau; the silver producing district near Durango, Mexico; and the Creede district of Southwestern Colorado.

•	Continuing to seek opportunities to acquire and invest in other mining properties and companies (see the Results of Operations and Financial Liquidity and Capital Resources sections below).

Below is a summary of net income (loss) for each of the last five years (in thousands):

	Year Ended December 31,
	2010	2009	2008	2007	2006
Net income (loss)	$48,983	$67,826	$(66,563)	$53,197	$69,122

Our financial results over the last five years have been impacted by:

•	Fluctuations in prices of the metals we produce. The high and low daily closing market prices for silver, gold, lead and zinc for each of the last five years are as follows:

	2010	2009	2008	2007	2006
Silver (per oz.):
High	$30.70	$19.18	$20.92	$15.82	$14.94
Low	$15.14	$10.51	$8.88	$11.67	$8.83
Gold (per oz.):
High	$1,421.00	$1,212.50	$1,011.25	$841.10	$725.00
Low	$1,058.00	$810.00	$712.50	$608.40	$524.75
Lead (per lb.):
High	$1.18	$1.11	$1.57	$1.81	$0.82
Low	$0.71	$0.45	$0.40	$0.71	$0.41
Zinc (per lb.):
High	$1.20	$1.17	$1.28	$1.93	$2.10
Low	$0.72	$0.48	$0.47	$1.00	$0.87

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for a summary of average market and realized prices for each of the three years ended December 31, 2010, 2009 and 2008.  Hecla’s average realized prices for all four metals increased in 2010 compared to 2009, and our realized prices for silver and gold in 2010 were higher than average market prices for those metals in 2010, due in part to the timing of concentrate shipments and their final settlement in comparison to fluctuating prices.  However, we believe that market metal price trends are a significant factor in our operating and financial performance.  Because we are unable to predict fluctuations in prices for metals and have limited control over the timing of our concentrate shipments, there can be no assurance that our realized prices for silver and gold will exceed or even meet average market metals prices for any future period.   In April 2010, we began utilizing forward contracts for lead and zinc with the objective of managing the exposure to changes in prices of lead and zinc contained in our concentrate shipments between the time of sale and final settlement.  See Note 10 of Notes to Consolidated Financial Statements for more information on our base metal forward contract programs.  Our results of operations are significantly impacted by fluctuations in the prices of silver, gold, lead and zinc, which are affected by numerous factors beyond our control.  See Item 1A. Risk Factors – Financial Risks – A substantial or extended decline in metals prices would have a material adverse effect on us for information on the various factors that can impact prices of the metals we produce.

•
Exploration and pre-production development expenditures totaling $21.6 million, $9.2 million, $22.5 million, $17.0 million and $22.8 million, respectively, for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. These amounts include expenditures for the now-divested Hollister Development Block, as its development progressed until the sale of our interest in the project in April 2007, of $2.2 million and $14.4 million, respectively, for the years ended December 31, 2007 and 2006.  In addition to the amounts above, we also incurred exploration expenditures of $1.2 million, $3.9 million and $5.6 million, respectively, for the years ended December 31, 2008, 2007 and 2006 at our now divested Venezuelan operations.  These amounts have been reported in income (loss) from discontinued operations for each period.

•
Provision for closed operations and environmental matters of $201.1 million, $7.7 million, $4.3 million, $49.2 million and $3.5 million, respectively, for the years ended December 31, 2010, 2009, 2008, 2007, and 2006.  The 2010 provision includes a $193.2 million adjustment to increase our accrued liability for environmental obligations in Idaho’s Coeur d’Alene Basin as a result of the negotiators representing Hecla, the United States, the Coeur d’Alene Indian Tribe, and the State of Idaho reaching an understanding on proposed financial terms to be incorporated into a comprehensive settlement of the Coeur d’Alene Basin environmental litigation and related claims, including any remaining obligations of Hecla Limited under the 1994 Box Consent Decree. Such comprehensive settlement would contain additional terms yet to be negotiated, and certain other conditions must be satisfied before a settlement is finalized. The increase in our accrual from prior periods results from several factors impacting the Basin liability, all of which would be addressed in the potential settlement.  These factors include:  (i) as a result of work completed, and information learned by us, in the fourth quarter of 2010, we expect the cost of future remediation and past response costs in the upper Basin to increase from previous estimates; (ii) any potential settlement of the Basin litigation would address the entire Basin, including the lower Basin, for which we do not know the extent of any future remediation plans, other than the EPA has announced that it plans to issue a ROD amendment for the lower Basin in the future, which would include a lower Basin remediation plan for which Hecla Limited may have had some liability; and (iii) inclusion of natural resource damages in any potential settlement, for which we are unable to estimate any range of liability, however, as stated in their own filings, the United States’ and the Tribe’s claims for natural resource damages may range in the billions of dollars. The 2007 amount includes an increase of $44.7 million to our then-estimated liabilities for the Coeur d’Alene Basin and the Bunker Hill Superfund Site.  See Note 7 and Note 19 of Notes to Consolidated Financial Statements for further discussion.

•
Variability in prices for diesel fuel and amounts of fuel used, and variability in prices for other consumables, which have impacted production costs at our operations.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Greens Creek Segment for information on the variability in diesel fuel prices and consumption on production costs for the last three years.

•
Our acquisition of the remaining 70.3% of the Greens Creek mine for $758.5 million in April 2008, a portion of which was funded by a $140 million term loan and $220 million bridge loan.  We recorded interest expense related to these credit facilities, including amortization of loan fees and interest rate swap adjustments, of $10.1 million and $19.1 million, respectively in 2009 and 2008.  The amount of interest expense in 2009 is net of $1.9 million in capitalized interest.  We also recorded approximately $6.0 million in expense in 2009 for additional debt-related fees.  We completed repayment of the bridge loan balance in February 2009 and repayment of the term loan balance in October 2009.

•	The 2008-2010 global financial crisis and recession, which impacted metals prices, production costs, and our access to capital markets.

•	An increase in the number of shares of our common stock outstanding, which impacts our income per common share.

•
Losses from discontinued operations, net of tax, for the years ended December 31, 2008 and 2007 of $17.4 million and $15.0 million, respectively, and income from discontinued operations, net of tax, for the year ended December 31, 2006 of $4.3 million.

A comprehensive discussion of our financial results for the years ended December 31, 2010, 2009 and 2008, individual operating unit performance, general corporate expenses and other significant items can be found in Item 7. — Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, as well as the Consolidated Financial Statements and Notes thereto.

Products and Segments

Our segments are differentiated by geographic region. We produce zinc, lead and bulk concentrates at our Greens Creek unit and lead and zinc concentrates at our Lucky Friday unit, which we sell to custom smelters on contract, and unrefined gold and silver bullion bars (doré) at Greens Creek, which are sold directly to customers or further refined before sale to precious metals traders. The concentrates produced at our Greens Creek and Lucky Friday units contain payable silver, zinc and lead, and the concentrates produced at Greens Creek also contain payable gold. Our segments as of December 31, 2010 included:

•
The Greens Creek unit, a joint venture arrangement which is 100%-owned by us through our subsidiaries Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company.  We acquired 70.3% of our ownership of Greens Creek in April 2008 from indirect subsidiaries of Rio Tinto, plc. Greens Creek is located on Admiralty Island, near Juneau, Alaska, and has been in production since 1989, with a temporary care and maintenance period from April 1993 through July 1996. During 2010, Greens Creek contributed $313.3 million, or 75%, of our consolidated sales.

•
The Lucky Friday unit located in northern Idaho. Lucky Friday is, through our subsidiaries Hecla Limited and Silver Hunter Mining Company, 100%-owned and has been a producing mine for us since 1958. During 2010, Lucky Friday contributed $105.5 million, or 25%, of our consolidated sales.

The table below summarizes our production for the years ended December 31, 2010, 2009 and 2008, which reflects our previous 29.7% ownership of Greens Creek until April 16, 2008, and our 100% ownership thereafter.  Zinc and lead production quantities are presented in short tons (“tons”).

	Year
	2010	2009	2008
Silver (ounces)	10,566,352	10,989,660	8,709,517
Gold (ounces)	68,838	67,278	76,810
Lead (tons)	46,955	44,263	35,023
Zinc (tons)	83,782	80,995	61,441

The gold production amount above for the year ended December 31, 2008 includes 22,160 ounces produced at our discontinued Venezuelan operations sold in July 2008.

Licenses, Permits and Concessions

We are required to obtain various licenses and permits to operate our mines and conduct exploration and reclamation activities.  See Item 1A. Risk Factors - Legal, Market and Regulatory Risks - We are required to obtain governmental and lessor approvals and permits in order to conduct mining operations.  In addition, we conduct our exploration activities in Mexico pursuant to concessions granted by the Mexican government, which are subject to certain political risks associated with foreign operations.  See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks - Our foreign activities are subject to additional inherent risks.

Physical Assets

Our business is capital intensive and requires ongoing capital investment for the replacement, modernization or expansion of equipment and facilities.  At December 31, 2010, the book value of our property, plant, equipment and mineral interests, net of accumulated depreciation, was approximately $833.3 million.  We maintain insurance policies against property loss and business interruption.  However, such insurance contains exclusions and limitations on coverage, and there can be no assurance that claims would be paid under such insurance policies in connection with a particular event.  See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks -Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

Employees

As of December 31, 2010, we employed 686 people, and we believe relations with our employees are generally good.

Many of the employees at our Lucky Friday unit are represented by a union. The current collective bargaining agreement with workers at our Lucky Friday unit, which was signed in 2010, expires on April 30, 2016.

Available Information

Hecla Mining Company is a Delaware corporation. Our current holding company structure dates from the incorporation of Hecla Mining Company in 2006 and the renaming of its subsidiary (previously Hecla Mining Company) as Hecla Limited. Our principal executive offices are located at 6500 N. Mineral Drive, Suite 200, Coeur d’Alene, Idaho 83815-9408. Our telephone number is (208) 769-4100. Our web site address is www.hecla-mining.com. We file our annual, quarterly and current reports and any amendments to these reports with the SEC, copies of which are available on our website or from the SEC free of charge (www.sec.gov or 800-SEC-0330 or the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549). Charters of our audit, compensation, corporate governance, and directors’ nominating committees, as well as our Code of Ethics for the Chief Executive Officer and Senior Financial Officers and our Code of Business Conduct and Ethics for Directors, Officers and Employees, are also available on our website. We will provide copies of these materials to shareholders upon request using the above-listed contact information, directed to the attention of Investor Relations, or via e-mail request sent to www.info@hecla-mining.com.

We have included the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report. Additionally, we filed with the New York Stock Exchange (“NYSE”) the CEO’s certification regarding our compliance with the NYSE’s Corporate Governance Listing Standards (“Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards, which certification was dated May 28, 2010, and indicated that the CEO was not aware of any violations of the Listing Standards.

Item 1A. Risk Factors

The following risks and uncertainties, together with the other information set forth in this Form 10-K, should be carefully considered by those who invest in our securities. Any of the following risks could materially adversely affect our business, financial condition or operating results and could decrease the value of our common and/or preferred stock.

FINANCIAL RISKS

A global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

The recent credit crisis and related turmoil in the global financial system had an impact on our business and financial position, and a similar financial crisis in the future may also impact us.  The continuation or re-emergence of the financial crisis may limit our ability to raise capital through credit and equity markets.  As discussed further below, the prices of the metals that we produce are affected by a number of factors, and it is unknown how these factors may be impacted by a global financial crisis.

We have had losses that could reoccur in the future.

Although we reported net income for the years ended December 31, 2010, 2009 and 2007 of $49.0 million, $67.8 million and $53.2 million, respectively, we reported a net loss for the year ended December 31, 2008 of $66.6 million. A comparison of operating results over the past three years can be found in Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Many of the factors affecting our operating results are beyond our control, including the volatility of metals prices; smelter terms; diesel fuel prices; interest rates; global or regional political or economic policies; inflation; availability and cost of labor; economic developments and crises; governmental regulations; continuity of orebodies; ore grades; recoveries; and speculation, aggregation and sales by central banks and other holders and producers of gold and silver in response to these factors. We cannot foresee whether our operations will continue to generate sufficient revenue in order for us to generate net cash from operating activities. There can be no assurance that we will not experience net losses in the future.

Commodity risk management activities could expose us to losses.

We periodically enter into risk management activities, such as forward sales contracts and commodity put and call option contracts, to manage the prices received on the metals we produce. Such activities are utilized to attempt to insulate our operating results from changes in prices for those metals. However, such activities may prevent us from realizing possible revenues in the event that the market price of a metal exceeds the price stated in a forward sale or call option contract. In addition, we may experience losses if a counterparty fails to purchase under a contract when the contract price exceeds the spot price of a commodity.

During the second quarter of 2010, we initiated financially settled forward contract programs to manage the exposure to changes in lead and zinc prices contained in our concentrate shipments between the time of sale and final settlement, and to manage the exposure of changes in the prices of lead and zinc contained in our forecasted future concentrate shipments.  See Note 10 of Notes to Consolidated Financial Statements for more information on these base metals forward contract programs.

If we are able to settle the Coeur d’Alene Basin environmental litigation and other claims, the financial terms of settlement will materially impact our cash resources and our access to additional financing.

The negotiators representing Hecla and the United States and the Coeur d’Alene Indian Tribe (“Plaintiffs”), and the State of Idaho, have reached an understanding on proposed financial terms to be incorporated into a comprehensive settlement of the Coeur d’Alene Basin environmental litigation and related claims, including any remaining obligations of Hecla Limited under the 1994 Box Consent Decree. Such a comprehensive settlement would contain additional terms yet to be negotiated, and certain other conditions must be satisfied before a settlement is finalized. If such settlement is finalized and a Consent Decree entered, substantial cash payment obligations by us would be required, including:

•	$102 million within 30 days after entry of the Consent Decree.

•	$55.5 million in cash or shares of Hecla Mining Company common stock, at our election, within 30 days after entry of the Consent Decree.

•	$25 million within 30 days after the first anniversary of entry of the Consent Decree.

•	$15 million within 30 days after the second anniversary of entry of the Consent Decree.

•
$65.9 million by August 2014, in the form of quarterly payments of the proceeds from exercises of any outstanding Series 1 and Series 3 warrants (which have an exercise price of between $2.45 and $2.50 per share) during the quarter with the balance of the $65.9 million due in August 2014 (regardless of the amount of warrants that have been exercised).  We have received proceeds of approximately $9.5 million for the exercise of Series 1 and Series 3 warrants as of the date of this report, which we anticipate would be paid to the Plaintiffs within 30 days after entry of the Consent Decree.

More information about the proposed financial terms of settlement is set forth in Note 19 of Notes to Consolidated Financial Statements.

The requirement to pay $102 million plus proceeds from exercised warrants (which totaled approximately $5.2 million as of December 31, 2010) in cash in 2011 would cause us to use a significant portion of our cash on hand, which, as of December 31, 2010, was $283.6 million (including cash equivalents).  Our cash on hand could be further reduced in the near term if we elect to pay the $55.5 million in cash, instead of shares of our common stock.  Also, if additional warrants are not exercised, the requirement to pay up to $96.4 million (excluding interest) in cash over the next approximately three years will cause us to use a significant portion of either our cash currently on hand, or future cash resources.  There can be no assurance that we will have the cash on hand to meet these obligations.

Financial terms of settlement would also require that Hecla Mining Company or Hecla Limited post third party surety in some form to secure the $25 million, $15 million, and $65.9 million payments.  Obtaining surety will cause us to incur costs, and will also cause us to utilize credit capacity which could otherwise be used to fund other areas of our business, including operations and capital expenditures.  Moreover, there is no guarantee that we will be able to obtain or maintain such surety, in which case we could be in default of the Consent Decree, which could have a material adverse effect on Hecla Limited’s or our results from operations or financial position.

The financial terms summarized above would be part of any final and complete settlement reflected in a Consent Decree.  However, no assurance can be given that final settlement will be reached and a Consent Decree entered. See Item 1A. Risk Factors – Legal, Market and Regulatory Risks – The financial terms of proposed settlement that we negotiated with the Plaintiffs’ and the State of Idaho’s negotiators regarding the Coeur d’Alene Basin environmental litigation and related claims are non-binding and are not final, and complete settlement of the litigation and other claims may not be reached and We are required to obtain governmental and lessor approvals and permits in order to conduct mining operations.

Our profitability could be affected by the prices of other commodities and services.

Our business activities are highly dependent on the costs of commodities and services such as fuel, steel, cement and electricity. The recent prices for such commodities have been volatile and may increase our costs of production and development. A material increase in costs at any of our operating properties could have a significant effect on our profitability. For additional discussion, see Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our accounting and other estimates may be imprecise.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. The more significant areas requiring the use of management assumptions and estimates relate to:

•	mineral reserves and other mineralized material that are the basis for future income and cash flow estimates and units-of-production depreciation, depletion and amortization calculations;

•	future metals prices;

•	environmental, reclamation and closure obligations;

•	asset impairments;

•	reserves for contingencies and litigation; and

•	deferred tax asset valuation allowance.

Actual results may differ materially from these estimates using different assumptions or conditions. For additional information, see Critical Accounting Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 1 — Significant Accounting Policies of Notes to Consolidated Financial Statements and the risk factors: “Our development of new orebodies and other capital costs may cost more and provide less return than we estimated,” “Our ore reserve estimates may be imprecise” and “Our environmental obligations may exceed the provisions we have made.”

A substantial or extended decline in metals prices would have a material adverse effect on us.

Our revenue is derived from the sale of silver, gold, lead and zinc and, as a result, our earnings are directly related to the prices of these metals. Silver, gold, lead and zinc prices fluctuate widely and are affected by numerous factors, including:

•	speculative activities;

•	relative exchange rates of the U.S. dollar;

•	global and regional demand and production;

•	political instability;

•	inflation, recession or increased or reduced economic activity; and

•	other political, regulatory and economic conditions.

These factors are largely beyond our control and are difficult to predict. If the market prices for these metals fall below our production or development costs for a sustained period of time, we will experience losses and may have to discontinue exploration, development or operations, or incur asset write-downs at one or more of our properties.

The following table sets forth the average daily closing prices of the following metals for the year ended December 31, 2006 and each year thereafter through 2010.

	2010	2009	2008	2007	2006
Silver (1) (per oz.)	$20.16	$14.65	$15.02	$13.39	$11.57
Gold (2) (per oz.)	$1,224.66	$972.98	$871.71	$696.66	$604.34
Lead (3) (per lb.)	$0.97	$0.78	$0.95	$1.17	$0.58
Zinc (4) (per lb.)	$0.98	$0.75	$0.85	$1.47	$1.49
______________

(1)	London Fix
(2)	London Final
(3)	London Metals Exchange — Cash
(4)	London Metals Exchange — Special High Grade — Cash

On February 22, 2011, the closing prices for silver, gold, lead and zinc were $32.89 per ounce, $1,401 per ounce, $1.16 per pound and $1.13 per pound, respectively.

An extended decline in metals prices, an increase in operating or capital costs, or our inability to convert exploration potential to reserves may cause us to record write-downs, which could negatively impact our results of operations.

We review the recoverability of the cost of our long-lived assets by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Impairment, measured by comparing an asset’s carrying value to its fair value, must be recognized when the carrying value of the asset exceeds these cash flows, and recognizing impairment write-downs could negatively impact our results of operations.  Metal price estimates are a key component used in the analysis of the carrying values of our assets. We evaluated the December 31, 2010 carrying values of long-lived assets at our Greens Creek and Lucky Friday segments by comparing them to the average estimated undiscounted cash flows resulting from operating plans using various metals price scenarios.  Our estimates of undiscounted cash flows for each of our properties also include an estimate of the market value of the exploration potential beyond the current operating plans.  Because the average estimated undiscounted cash flows exceeded the asset carrying values, we did not record impairments as of December 31, 2010.  However, if the prices of silver, gold, zinc and lead decline for an extended period of time or we fail to control production costs or realize the mineable ore reserves or exploration potential at our mining properties, we may be required to recognize asset write-downs in the future.    In addition, the perceived market value of the exploration potential of our properties is dependent upon prevailing metals prices as well as our ability to discover economic ore. A decline in metals prices for an extended period of time or our inability to convert exploration potential to reserves could significantly reduce our estimations of the value of the exploration potential at our properties and result in asset write-downs.

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized.  Otherwise, a valuation allowance is applied against deferred tax assets.  Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income.  Estimates of future taxable income are based on forecasted income from operations and the application of existing tax laws in each jurisdiction.  Metal price estimates are a key component used in the determination of our ability to realize the expected future benefit of our deferred tax assets. To the extent that future taxable income differs significantly from estimates as a result of a decline in metals prices or other factors, our ability to realize the deferred tax assets could be impacted.  Additionally, significant future issuances of common stock or common stock equivalents could limit our ability to utilize our net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. Future changes in tax law or changes in ownership structure could limit our ability to utilize our recorded tax assets.  As of December 31, 2010, we lifted substantially all deferred tax valuation allowances and our current and non-current deferred tax asset balances were $87.3 million and $100.1 million, respectively.   See Note 5 of Notes to Consolidated Financial Statements for further discussion of our deferred tax assets.

 Returns for Investments in Pension Plans and Pension Plan Funding Requirements Are Uncertain

We maintain defined benefit pension plans for employees, which provide for specified payments after retirement for most employees. The ability of the pension plans to provide the specified benefits depends on our funding of the plans and returns on investments made by the plans. Returns, if any, on investments are subject to fluctuations based on investment choices and market conditions. A sustained period of low returns or losses on investments could require us to fund the pension plans to a greater extent than anticipated.  See Note 8 of Notes to Consolidated Financial Statements for more information on our pension plans.

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

Our development of new orebodies and other capital costs may be higher and provide less return than we estimated.

Capitalized development projects may cost more and provide less return than we estimate. If we are unable to realize a return on these investments, we may incur a related asset write-down that could adversely affect our financial results or condition.

Our ability to sustain or increase our current level of metals production partly depends on our ability to develop new orebodies and/or expand existing mining operations. Before we can begin a development project, we must first determine whether it is economically feasible to do so. This determination is based on estimates of several factors, including:

•	ore reserves;

•	expected recovery rates of metals from the ore;

•	future metals prices;

•	facility and equipment costs;

•	availability of adequate manpower;

•	availability of affordable sources of power and adequacy of water supply;

•	exploration and drilling success;

•	capital and operating costs of a development project;

•	environmental considerations and permitting;

•	adequate access to the site, including competing land uses (such as agriculture);

•	applicable tax rates;

•	foreign currency fluctuation and inflation rates; and

•	availability of financing.

These estimates are based on geological and other interpretive data, which may be imprecise. As a result, actual operating and capital costs and returns from a development project may differ substantially from our estimates, and, as such, it may not be economically feasible to continue with a development project.

Our ore reserve estimates may be imprecise.

Our ore reserve figures and costs are primarily estimates and are not guarantees that we will recover the indicated quantities of these metals. You are strongly cautioned not to place undue reliance on estimates of reserves. Reserves are estimates made by our professional technical personnel, and no assurance can be given that the estimated amount of metal or the indicated level of recovery of these metals will be realized. Reserve estimation is an interpretive process based upon available data and various assumptions. Our reserve estimates may change based on actual production experience. Further, reserves are valued based on estimates of costs and metals prices, which may not be consistent among our properties. The economic value of ore reserves may be adversely affected by:

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

Short-term operating factors relating to our ore reserves, such as the need to sequentially develop orebodies and the processing of new or different ore grades, may adversely affect our cash flow. If the prices of metals that we produce decline substantially below the levels used to calculate reserves for an extended period, we could experience:

•	delays in new project development;

•	net losses;

•	reduced cash flow;

•	reductions in reserves;

•	write-downs of asset values; and

•	mine closure.

Efforts to expand the finite lives of our mines may not be successful or could result in significant demands on our liquidity, which could hinder our growth and decrease the value of our stock.

One of the risks we face is that our mines are a depleting asset. Thus, we must continually replace depleted ore reserves. Our ability to expand or replace ore reserves primarily depends on the success of our exploration programs. Mineral exploration, particularly for silver and gold, is highly speculative and expensive. It involves many risks and is often non-productive. Even if we believe we have found a valuable mineral deposit, it may be several years before production from that deposit is possible. During that time, it may become no longer feasible to produce those minerals for economic, regulatory, political or other reasons. As a result of high costs and other uncertainties, we may not be able to expand or replace our existing ore reserves as they are depleted, which would adversely affect our business and financial position in the future.

Over the past years we have evaluated alternatives for deeper access at the Lucky Friday mine in order to expand its operational life.  As a result, we initiated work on an internal shaft at Lucky Friday (“#4 Shaft”), including:  detailed shaft design, excavation of the hoist room and off shaft development access to shaft facilities, placement and receipt of orders for major equipment purchases, and other construction activities.  Upon completion, #4 Shaft would allow us to mine mineralized material below our current workings and provide deeper platforms for exploration.  Construction of #4 Shaft would take approximately four more years to complete, and capital expenditures for the project would total approximately $200 million, including approximately $50 million spent on the project through December 31, 2010.  Our management currently expects to seek final approval of the project by the Board of Directors in the first half of 2011.  We believe that our current capital resources will allow us to proceed.  However, there are a number of factors that could affect final approval of the project, including: a significant decline in metals prices, a significant increase in operating or capital costs, or our inability to successfully settle or otherwise manage our existing and potential environmental liabilities relating to historical mining activities in the Coeur d’Alene Basin.  An increase in the capital cost could potentially require us to suspend the project or access additional capital though debt financing, the sale of securities, or other external sources.  This additional financing could be costly or unavailable.

Our joint development and operating arrangements may not be successful.

We have in the past entered into, and may in the future enter into joint venture arrangements in order to share the risks and costs of developing and operating properties. In a typical joint venture arrangement, the partners own a proportionate share of the assets, are entitled to indemnification from each other and are only responsible for any future liabilities in proportion to their interest in the joint venture. If a party fails to perform its obligations under a joint venture agreement, we could incur liabilities and losses in excess of our pro-rata share of the joint venture.  We make investments in exploration and development projects that may have to be written off in the event we do not proceed to a commercially viable mining operation.

On February 21, 2008, we announced that our wholly-owned subsidiary, Rio Grande Silver Inc., acquired the right to earn into a 70% joint venture interest in an approximately 25-square-mile consolidated land package in the Creede Mining District of Colorado.  For more information on the terms of the agreement, see Note 17 of Notes to Consolidated Financial Statements.

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

We are dependent upon the ability and experience of our executive officers, managers, employees and other personnel, and there can be no assurance that we will be able to retain all of such employees. We compete with other companies both within and outside the mining industry in connection with the recruiting and retention of qualified employees knowledgeable of the mining business. The loss of these persons or our inability to attract and retain additional highly skilled employees could have an adverse effect on our business and future operations.  The Lucky Friday mine is our only operation subject to a collective bargaining agreement, and that agreement expires on April 30, 2016.

Competition from other mining companies may harm our business.

We compete with other mining companies to attract and retain key executives, skilled labor, contractors and other employees. We compete with other mining companies for the services of skilled personnel and contractors and their specialized equipment, components and supplies, such as drill rigs, necessary for exploration and development. We also compete with other mining companies for rights to mine properties. We may be unable to continue to obtain the services of skilled personnel and contractors or specialized equipment or supplies, or to acquire additional rights to mine properties.

Mining accidents or other adverse events at an operation could decrease our anticipated production.

Production may be reduced below our historical or estimated levels as a result of mining accidents; unfavorable ground conditions; work stoppages or slow-downs; lower than expected ore grades; the metallurgical characteristics of the ore that are less economic than anticipated; or our equipment or facilities fail to operate properly or as expected.  For example, in the second quarter of 2010, mining activities at the Lucky Friday mine stopped for approximately two weeks due to some deterioration of shaft infrastructure at the #2 Shaft, which is the mine’s secondary escape way.  That stoppage adversely impacted production in the second quarter of 2010.  Upon completion of repairs to #2 Shaft, the mine returned to normal production.

Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

Our business is capital intensive, requiring ongoing capital investment for the replacement, modernization or expansion of equipment and facility. The Company maintains insurance policies against property loss and business interruption and insures against risks that are typical in the operation of our business, in amounts we believe to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to environmental liability and political risk. There can be no assurance that claims would be paid under such insurance policies in connection with a particular event. Our business is subject to a number of risks and hazards including:

•	environmental hazards;

•	political and country risks;

•	civil unrest or terrorism;

•	industrial accidents;

•	labor disputes or strikes;

•	unusual or unexpected geologic formations;

•	cave-ins;

•	seismic activity;

•	underground fires or floods;

•	explosive rock failures; and

•	unanticipated hydrologic conditions, including flooding and periodic interruptions due to inclement or hazardous weather conditions.

Such risks could result in:

•	personal injury or fatalities;

•	damage to or destruction of mineral properties or producing facilities;

•	environmental damage;

•	delays in exploration, development or mining;

•	monetary losses;

•	legal liability; and

•	temporary or permanent closure of facilities.

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

There are several ongoing legal disputes in which we are involved. If any of these disputes result in a substantial monetary judgment against us, are settled on terms in excess of our current accruals, or otherwise impact our operations, our financial results or condition could be materially adversely affected. For example, we may ultimately incur environmental remediation costs or the plaintiffs in environmental proceedings may be awarded damages substantially in excess of the amounts we have accrued. In particular, we face this risk in connection with the Coeur d’Alene Basin environmental lawsuit in which the Plaintiffs have alleged damages totaling in the billions of dollars and in which Hecla Limited is the sole remaining defendant.  In February  2011, the negotiators representing Hecla, the Plaintiffs, and the State of Idaho reached an understanding on proposed financial terms to be incorporated into a comprehensive settlement of the Coeur d’Alene Basin environmental litigation and related claims.  Those financial terms of potential settlement are set forth in Note 19 of Notes to Consolidated Financial Statements.  See risk titled “The financial terms of proposed settlement that we negotiated with the Plaintiffs’ and the State of Idaho’s negotiators regarding the Coeur d’Alene Basin environmental litigation and related claims are non-binding and are not final, and complete settlement of the litigation and other claims may not be reached.” For a description of the lawsuits in which we are involved, see Note 7 and Note 19 of Notes to Consolidated Financial Statements.

The financial terms of proposed settlement that we negotiated with the Plaintiffs’ and the State of Idaho’s negotiators regarding the Coeur d’Alene Basin environmental litigation and related claims are non-binding and are not final, and complete settlement of the litigation and other claims may not be reached.

In February 2011, the negotiators representing Hecla, the Plaintiffs, and the State of Idaho reached an understanding on proposed financial terms to be incorporated into a comprehensive settlement of the Coeur d’Alene Basin environmental litigation and related claims.  The proposed financial terms would require that we pay in the aggregate $263.4 million to the Plaintiffs and the State of Idaho over approximately three years, and provide a limited amount of land to be used as a repository waste site, as part of settling the litigation and other claims.  The proposed financial terms of settlement are set forth in Note 19 of Notes to Consolidated Financial Statements.

 Any comprehensive settlement would contain additional material terms yet to be negotiated.  While the negotiators have reached an understanding on proposed financial terms, no party has agreed to any of these terms.   Thus, these terms are not, at this point, binding on us, the Plaintiffs, or the State of Idaho until an agreement on all of the other terms of settlement is reached and a Consent Decree is entered by the Court.  On February 18, 2011, the Court issued an order giving the parties until April 15, 2011 to file a joint status report regarding settlement efforts and stated no extensions will be given absent a showing of extraordinary cause.

If the negotiators for Hecla, the Plaintiffs, and the State of Idaho do reach a final settlement in the form of a proposed Consent Decree that they are prepared to recommend to their respective managements and clients, that Consent Decree will be subject to (i) approval by the parties’ management and clients, (ii) a 30-day public comment period and a period for responses to those public comments and (iii) approval by the United States District Court in Idaho.  There can be no assurance that the parties will be successful in negotiating and agreeing on the final terms of the Consent Decree, or that the Consent Decree will be entered by the Court and thereby become final and binding.  If we are unable to successfully settle the litigation and other claims and have the Consent Decree entered, it is possible that Hecla Limited’s liability for environmental remediation and other damages in the Coeur d’Alene Basin will exceed the amounts we have accrued for such liabilities.   See risk titled “Our environmental obligations may exceed the provisions we have made.”

We are required to obtain governmental and lessor approvals and permits in order to conduct mining operations.

In the ordinary course of business, mining companies are required to seek governmental and lessor approvals and permits for expansion of existing operations or for the commencement of new operations. Obtaining the necessary governmental permits is a complex, time-consuming and costly process. The duration and success of our efforts to obtain permits are contingent upon many variables not within our control. Obtaining environmental permits, including the approval of reclamation plans, may increase costs and cause delays depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority. There can be no assurance that all necessary approvals and permits will be obtained and, if obtained, that the costs involved will not exceed those that we previously estimated. It is possible that the costs and delays associated with the compliance with such standards and regulations could become such that we would not proceed with the development or operation.  We are required to post surety bonds or cash collateral to secure our reclamation obligations and we may be unable to obtain the required surety bonds or may not have the resources to provide cash collateral.

We face substantial governmental regulation and environmental risk.

Our business is subject to extensive U.S. and foreign, federal, state and local laws and regulations governing development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters. For example, in 2010 both of our operating mines received several citations under the Mine Safety and Health Act of 1977, as administered by the Federal Mine Safety and Health Administration.  Further, we have been and are currently involved in lawsuits or disputes in which we have been accused of causing environmental damage, violating environmental laws, or violating environmental permits, and we may be subject to similar lawsuits or disputes in the future.  See risk titled “Our environmental obligations may exceed the provisions we have made.”  For example, in late 2008 and during 2009, Hecla Limited experienced a number of alleged water permit exceedances for water discharges at its Lucky Friday unit.  The 2008 alleged violations resulted in Hecla Limited entering into a Consent Agreement and Final Order (“CAFO”) and a Compliance Order with the EPA in April 2009, which included an extended compliance timeline.  In connection with the CAFO, Hecla Limited agreed to pay an administrative penalty to the EPA of $177,500 to settle any liability for such exceedances.  The 2009 alleged violations were the subject of a December 2010 letter from the EPA informing Hecla Limited that EPA is prepared to seek civil penalties for these alleged violations, as well as for alleged unpermitted discharges of waste water in 2009 at the Lucky Friday unit.  In the same letter, EPA invited Hecla Limited to discuss these matters with them prior to filing a complaint. Hecla Limited disputes EPA’s assertions, but has begun negotiations with EPA in an attempt to resolve these matters.

Hecla Limited has undertaken efforts to bring its water discharges at the Lucky Friday unit into compliance with the permit, but cannot provide assurances that it will be able to fully comply with the permit limits in the future.  Any future non-compliance with the permit limits or other regulatory or environmental requirements could lead to future penalties, regulatory or other legal action, damages, or otherwise impact our operations and financial results.

In addition to existing regulatory requirements, legislation and regulations may be adopted or permit limits reduced at any time that result in additional operating expense, capital expenditures or restrictions and delays in the mining, production or development of our properties.  In addition, enforcement or regulatory tools and methods available to governmental regulators such as the U.S. Environmental Protection Agency which have not been used or seldomly used against us, could in the future be used against us.

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

From time to time, the U.S. Congress considers proposed amendments to the General Mining Law of 1872, as amended, which governs mining claims and related activities on federal lands. The extent of any future changes is not known and the potential impact on us as a result of U.S. Congressional action is difficult to predict. Changes to the General Mining Law, if adopted, could adversely affect our ability to economically develop mineral reserves on federal lands.  Although we are not currently mining on federal land, exploration and future mining could occur on federal land.

Our environmental obligations may exceed the provisions we have made.

We are subject to significant environmental obligations, particularly in northern Idaho through our subsidiary Hecla Limited.  At December 31, 2010, we had accrued $318.8 million as a provision for environmental obligations, including $278.1 million accrued for Hecla Limited’s various liabilities in Idaho.   As of the date of this report, these accrual balances included a total of $262.2 million for environmental claims with respect to the entire Coeur d’Alene Basin (“Basin”), including the Box, in northern Idaho.  These accrual balances include an increase of $193.2 million in the fourth quarter of 2010 as a result of negotiators representing Hecla, the Plaintiffs, and the State of Idaho with respect to the Coeur d’Alene Basin environmental litigation and related claims reaching an understanding on proposed financial terms to be incorporated into a comprehensive settlement that would contain additional terms yet to be negotiated.   Despite reaching such an understanding, there is no guarantee that final settlement terms will be reached and a Consent Decree entered.  If we are unable to successfully settle the litigation and have a Consent Decree entered, it is possible that Hecla Limited’s liability for environmental remediation and other damages in the Coeur d’Alene Basin will exceed the amounts we have accrued for such liabilities.

For an overview of our potential environmental liabilities, see Note 7 and Note 19 of Notes to Consolidated Financial Statements.

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

•
factors unrelated to our financial performance or future prospects, such as global economic developments, market perceptions of the attractiveness of particular industries, or the reliability of metals markets,;

•	political and regulatory risk;

•	the success of our exploration programs;

•	ability to meet production estimates;

•	environmental and legal risk;

•	the extent of analytical coverage concerning our business; and

•	the trading volume and general market interest in our securities.

The market price of our stock at any given point in time may not accurately reflect our value, and may prevent shareholders from realizing a profit on their investment.

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

Since July 2005, we paid regular quarterly dividends on our Series B Preferred Stock through the third quarter of 2008. The annual dividend payable on the Series B Preferred Stock is currently $0.6 million. Prior to the fourth quarter of 2004, we had not declared preferred dividends on Series B Preferred Stock since the second quarter of 2000.  Series B Preferred Stock dividends due on January 1, 2009, for the fourth quarter of 2008 and dividends due for the three quarters thereafter were deferred.  In January 2010 we paid all dividends in arrears and dividends due for the fourth quarter of 2009 for the Series B Preferred Stock, and we paid all regular quarterly dividends for 2010.  However, there can be no assurance that we will continue to pay dividends in the future.

Additional issuances of equity securities by us would dilute the ownership of our existing stockholders and could reduce our earnings per share.

We may issue equity in the future in connection with acquisitions, strategic transactions or for other purposes, including funding our obligations under any settlement of litigation of other claims. Any such acquisition could be material to us and could significantly increase the size and scope of our business, including our market capitalization.  To the extent we issue any additional equity securities, the ownership of our existing stockholders would be diluted and our earnings per share could be reduced.  As of December 31, 2010, there were warrants outstanding for purchase of 24,479,513 shares of our common stock.  The warrants give the holders the right to purchase our common stock at the following prices:  $2.45 (6,328,793 shares), $2.56 (460,976 shares), and $2.50 (17,689,744 shares).  The remaining warrants expire in June and August 2014.  See Note 9 of Notes to Consolidated Financial Statements.

The issuance of additional shares of our preferred stock or common stock in the future could adversely affect holders of common stock.

The market price of our common stock is likely to be influenced by our preferred stock.  For example, the market price of our Common Stock could become more volatile and could be depressed by our failure to pay dividends on our currently outstanding Series B Preferred Stock, which would prevent us from paying dividends to holders of our common stock.

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

We may issue substantial additional shares of common stock or other securities in connection with acquisitions, strategic transactions or for other purposes, including funding of our obligations under any settlement of litigation or other claims, to the extent permitted by our credit facility. Any such acquisition could be material to us and could significantly increase the size and scope of our business. Issuances or sales of substantial amounts of additional common stock or the perception that such issuances or sales could occur may cause prevailing market prices for our common stock to decline and could result in dilution to our stockholders.

As noted above, as of December 31, 2010, there were warrants outstanding to purchase a total of 24,479,513 shares of our common stock.

As described in Note 19 to Notes to Consolidated Financial Statements, we issued 18.9 million shares of our common stock in January of 2011 in connection with conversion of our 6.5% Mandatory Convertible Preferred Stock.

If a large number of shares of our common stock are sold in the public market, the sales could reduce the trading price of our common stock, impede our ability to raise future capital.

We cannot predict what effect, if any, future issuances by us of our common stock or other equity will have on the market price of our common stock. In addition, shares of our common stock that we issue in connection with an acquisition may not be subject to resale restrictions. We may issue substantial additional shares of common stock or other securities in connection with material acquisition transactions or for other purposes, including funding of our obligations under any settlement of litigation or other claims. The market price of our common stock could decline if certain large holders of our common stock, or recipients of our common stock, sell all or a significant portion of their shares of common stock or are perceived by the market as intending to sell these shares other than in an orderly manner. In addition, these sales could also impair our ability to raise capital through the sale of additional common stock in the capital markets.

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

Our common stock is currently listed on the NYSE. In the future, if we are not be able to meet the continued listing requirements of the NYSE, which require, among other things, that the average closing price of our common stock be above $1.00 over 30 consecutive trading days, our common stock may be delisted. Our closing stock price on February 22, 2011 was $10.40.  The closing price of our common stock was last below $1.00 for over 30 consecutive trading days was during the second quarter of 2001.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Property Descriptions

OPERATING PROPERTIES

The Greens Creek Unit

Our various subsidiaries own 100% of the Greens Creek Mine, located in Southeast Alaska, which has been in production since 1989, with a temporary care and maintenance period from April 1993 through July 1996.  Since the start of production, Greens Creek has been owned and operated through various joint venture arrangements involving a variety of partners, including us.  For approximately 15 years prior to April 16, 2008, our wholly-owned subsidiary, Hecla Alaska LLC, owned an undivided 29.7% joint venture interest in the assets of Greens Creek.  On April 16, 2008, we completed the acquisition of all of the equity of two Rio Tinto subsidiaries holding a 70.3% interest in the Greens Creek mine for approximately $758.5 million.  The acquisition gives our various subsidiaries control of 100% of the Greens Creek mine.

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

Pursuant to a 1996 land exchange agreement, the joint venture transferred private property equal to a value of $1.0 million to the U.S. Forest Service and received exploration and mining rights to approximately 7,500 acres of land with mining potential surrounding the existing mine. Production from new ore discoveries on the exchanged lands will be subject to federal royalties included in the land exchange agreement. The royalty is only due on production from reserves that are not part of Greens Creek’s extralateral rights. Thus far, there has been no production triggering payment of the royalty. The royalty is 3% if the average value of the ore during a year is greater than $120 per ton of ore, and 0.75% if the value is $120 per ton or less. The benchmark of $120 per ton is adjusted annually according to the Gross Domestic Product (GDP) Implicit Price Deflator until the year 2016, and at December 31, 2010, was at approximately $160 per ton when applying the latest GDP Implicit Price Deflator observation.

Greens Creek is an underground mine which produces approximately 2,200 tons of ore per day. The primary mining methods are cut and fill and longhole stoping. The ore is processed on site at a mill, which produces lead, zinc and bulk concentrates, as well as gold doré. In 2010, ore was processed at an average rate of approximately 2,193 tons per day. During 2010, mill recovery totaled approximately 73% silver, 78% zinc, 68% lead and 64% gold.  The doré is further refined by precious metal refiners and sold to banks, and the three concentrate products are sold to a number of major smelters worldwide.  See Note 11 of Notes to Consolidated Financial Statements for information on the significant customers for Greens Creek’s products. Concentrates are shipped from a marine terminal located on Admiralty Island about nine miles from the mine site.

Electricity for the Greens Creek unit has historically been provided by diesel generators located on site. However, an agreement was reached during 2005 to purchase excess hydroelectric power from the local power company, Alaska Electric Light and Power Company (“AEL&P”). Installation of the necessary infrastructure was completed in 2006, and use of hydroelectric power commenced during the third quarter of 2006.  The infrastructure is also used to provide power to surrounding communities. This project has reduced production costs at Greens Creek to the extent power has been available.  Low lake levels and increased demand in the Juneau area combined to restrict the amount of power available to Greens Creek prior to 2009.  In 2009 and 2010, the mine received an increased proportion of its power needs from AEL&P.  However, when weather conditions are not favorable to maintain lake water levels, the mine relies on diesel generated power.

The employees at Greens Creek are employees of Hecla Greens Creek Mining Company, our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 343 employees at the Greens Creek unit at December 31, 2010.

As of December 31, 2010, we have recorded a $35.3 million asset retirement obligation for reclamation and closure costs. We maintain a $30 million reclamation bond secured by the restricted cash balance of $7.6 million for Greens Creek.   The net book value of the Greens Creek unit property and its associated plant, equipment and mineral interests was approximately $670 million as of December 31, 2010.

Information with respect to production, average costs per ounce of silver produced and proven and probable ore reserves is set forth in the following table, and represents our 100% ownership of Greens Creek after April 16, 2008, and our previous 29.7% ownership prior to that date.

	Years Ended December 31,
Production	2010	2009	2008
Ore milled (tons)	800,397	790,871	598,931
Silver (ounces)	7,206,973	7,459,170	5,829,253
Gold (ounces)	68,838	67,278	54,650
Zinc (tons)	74,496	70,379	52,055
Lead (tons)	25,336	22,253	16,630

Average Cost per Ounce of Silver Produced (1)
Total cash costs	$(3.90)	$0.35	$3.29
Total production costs	$3.36	$7.65	$8.52

Probable Ore Reserves (2,3,4,5,6,7)
Total tons	8,243,100	8,314,700	8,064,700
Silver (ounces per ton)	12.1	12.1	13.7
Gold (ounces per ton)	0.09	0.10	0.11
Zinc (percent)	9.3	10.3	10.5
Lead (percent)	3.5	3.6	3.8
Contained silver (ounces)	99,730,000	100,973,300	110,583,200
Contained gold (ounces)	757,000	847,400	870,100
Contained zinc (tons)	766,500	852,900	850,700
Contained lead (tons)	291,300	303,300	308,700

(1)
Includes by-product credits from gold, lead and zinc production. Cash costs per ounce of silver represent measurements that are not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe cash costs per ounce of silver provide an indicator of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Item 7. — MD&A, under Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

(2)
Estimates of proven and probable ore reserves for the Greens Creek unit as of December 2010, 2009 and 2008 are calculated and reviewed in-house and are derived from successive generations of reserve and feasibility analyses for different areas of the mine, using a separate assessment of metals prices for each year.  The average prices used for the Greens Creek unit were:

	December 31,
	2010	2009	2008
Silver (per ounce)	$16.00	$13.75	$12.25
Gold (per ounce)	$950	$775	$650
Lead (per pound)	$0.80	$0.70	$0.80
Zinc (per pound)	$0.80	$0.70	$0.80

(3)
Ore reserves represent in-place material, diluted and adjusted for expected mining recovery. Mill recoveries of ore reserve grades differ by ore zones and are expected to average 74% for silver, 68% for gold, 77% for zinc and 73% for lead.

(4)
The changes in reserves in 2010 versus 2009 are due to the lower ore grades combined with continued depletion of the deposit, partially offset by increases in forecasted metals prices and additional drilling at the East ore zone.  The changes in reserves in 2009 versus 2008 were due to lower anticipated ore grades and depletion due to production, partially offset by the addition of new drill data and increases in forecasted precious metals prices.

(5)
We only report probable reserves at the Greens Creek unit, which are based on average drill spacing of 50 to 100 feet. Proven reserves typically require that mining samples are partly the basis of the ore grade estimates used, while probable reserve grade estimates can be based entirely on drilling results.  Cutoff grade assumptions vary by orebody and are developed based on reserve prices, anticipated mill recoveries and smelter payables and cash operating costs. Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Greens Creek, the cutoff grade is expressed in terms of net smelter return (“NSR”), rather than metal grade. The cutoff grade was $100 per ton NSR.

(6)	Greens Creek ore reserve estimates were prepared by Lourens Smuts, Senior Resource Geologist at the Greens Creek unit and reviewed by John Taylor, Senior Resource Geologist at Hecla Limited.

(7)	An independent review by AMEC E&C, Inc. was completed in 2010 for the 2009 reserve models for the 5250 and 9A zones.

The Lucky Friday Unit

Since 1958, we have owned and operated the Lucky Friday unit, a deep underground silver, lead and zinc mine located in the Coeur d’Alene Mining District in northern Idaho. Lucky Friday is one-quarter mile east of Mullan, Idaho, and is adjacent to U.S. Interstate 90.  Below is a map illustrating the location and access to the Lucky Friday unit:

There have been two ore-bearing structures mined at the Lucky Friday unit.  The first, mined through 2001, was the Lucky Friday vein, a fissure vein typical of many in the Coeur d’Alene Mining District. The ore body is located in the Revett Formation, which is known to provide excellent host rocks for a number of ore bodies in the Coeur d’Alene Mining District. The Lucky Friday vein strikes northeasterly and dips steeply to the south with an average width of six to seven feet. Its principal ore minerals are galena and tetrahedrite with minor amounts of sphalerite and chalcopyrite. The ore occurs as a single continuous ore body in and along the Lucky Friday vein. The major part of the ore body has extended from 1,200-feet to 6,020 feet below surface.

The second ore-bearing structure, known as the Lucky Friday Expansion Area, has been mined since 1997 pursuant to an operating agreement with Silver Hunter Mining Company (“Silver Hunter”), our wholly owned subsidiary.  During 1991, we discovered several mineralized structures containing some high-grade silver ores in an area known as the Gold Hunter property, approximately 5,000 feet northwest of the then existing Lucky Friday workings. This discovery led to the development of the Gold Hunter property on the 4900 level. On November 6, 2008, we, through Silver Hunter, completed the acquisition of substantially all of the assets of Independence Lead Mines Company (“Independence”), including all future interest or royalty obligation to Independence and the mining claims pertaining to the operating agreement with Hecla Limited that was assigned to Silver Hunter (see Note 17 of Notes to Consolidated Financial Statements for further discussion).

The principal mining method at the Lucky Friday unit is ramp access, cut and fill. This method utilizes rubber-tired equipment to access the veins through ramps developed outside of the ore body. Once a cut is taken along the strike of the vein, it is backfilled with cemented tailings and the next cut is accessed, either above or below, from the ramp system.

The ore produced from Lucky Friday is processed in a conventional flotation mill, which produces both a lead concentrate and a zinc concentrate. In 2010, ore was processed at an average rate of approximately 960 tons per day. During 2010, mill recovery totaled approximately 93% silver, 93% lead and 87% zinc. All silver-lead and zinc concentrate production during 2010 was shipped to Teck Cominco Limited’s smelter in Trail, British Columbia, Canada.

  Information with respect to the Lucky Friday unit’s production, average cost per ounce of silver produced and proven and probable ore reserves for the past three years is set forth in the table below.

	Years Ended December 31,
Production	2010	2009	2008
Ore milled (tons)	351,074	346,395	317,777
Silver (ounces)	3,359,379	3,530,490	2,880,264
Lead (tons)	21,619	22,010	18,393
Zinc (tons)	9,286	10,616	9,386

Average Cost per Ounce of Silver Produced (1)
Total cash costs	$3.76	$5.21	$6.06
Total production costs	$6.25	$8.02	$7.87

Proven Ore Reserves (2,3,4)
Total tons	1,642,100	1,358,200	1,270,000
Silver (ounces per ton)	12.4	12.3	12.4
Lead (percent)	7.8	8.0	7.8
Zinc (percent)	2.8	2.6	2.5
Contained silver (ounces)	20,387,600	16,640,300	15,800,800
Contained lead (tons)	128,000	109,100	98,700
Contained zinc (tons)	46,000	35,100	31,600

Probable Ore Reserves (2,3,4)
Total tons	1,545,100	1,577,000	523,400
Silver (ounces per ton)	14.2	13.9	11.6
Lead (percent)	8.9	8.9	6.5
Zinc (percent)	3.0	2.9	2.7
Contained silver (ounces)	21,955,000	21,947,600	6,046,800
Contained lead (tons)	136,800	140,300	33,900
Contained zinc (tons)	46,500	46,100	14,300

Total Proven and Probable Ore Reserves (2,3,4,5,6)
Total tons	3,187,200	2,935,200	1,793,400
Silver (ounces per ton)	13.3	13.1	12.2
Lead (percent)	8.3	8.5	7.4
Zinc (percent)	2.9	2.8	2.6
Contained silver (ounces)	42,342,600	38,587,900	21,847,500
Contained lead (tons)	264,900	249,400	132,600
Contained zinc (tons)	92,500	81,200	45,900

(1)
Includes by-product credits from lead and zinc production. Cash costs per ounce of silver represent measurements that are not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe cash costs per ounce of silver provide an indicator of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

(2)
Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve prices, anticipated mill recoveries and smelter payables and cash operating costs.  Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at the Lucky Friday, the cutoff grade is expressed in terms of net smelter return (“NSR”), rather than metal grade.  The cutoff grade at the Lucky Friday ranges from $72 per ton NSR to $87 per ton NSR.  Our estimates of proven and probable reserves are based on the following metals prices:

	December 31,
	2010	2009	2008
Silver (per ounce)	$16.00	$13.75	$12.25
Lead (per pound)	$0.80	$0.70	$0.80
Zinc (per pound)	$0.80	$0.70	$0.80

(3)
Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. Mill recoveries are expected to be 94% for silver, 93% for lead and 89% for zinc. Zinc recovery has improved from historical levels due to mill upgrades completed during 2007, 2006 and 2005.

(4)
The changes in reserves in 2010 versus 2009, and in 2009 versus 2008, are due to addition of data from new drill holes and development work, higher anticipated ore grades, and increases in forecasted metals prices, which has resulted in the addition of new reserves based on updated estimates, partially offset by depletion due to production.  The change in reserves in 2010 versus 2009 is also attributed to potential expansion of the mine plan resulting from deeper access beyond the current workings due to anticipated construction of the #4 Shaft.

(5)	Lucky Friday ore reserve estimates were prepared by Terry DeVoe, Chief Geologist at the Lucky Friday unit and reviewed by John Taylor, Senior Resource Geologist at Hecla Limited.

(6)	An independent audit by Scott Wilson Roscoe Postle Associates Inc. was completed in January 2010 for the 2009 reserve model at the Lucky Friday mine.

During 2008, we initiated engineering, procurement and development activities relating to construction of #4 Shaft at the Lucky Friday mine, which, upon completion, would provide access from the 4900 level down to the 8800 of the mine. The project was temporarily placed on hold in the fourth quarter of 2008 due to then prevailing metals prices.  However, detailed engineering, long lead time procurement, and other early-stage activities for the internal shaft project resumed in 2009.  Activities in 2010 included engineering, erection of a surface concrete batch plant, and work on #4 Shaft, including:  detailed shaft design, excavation of the hoist room and off shaft development access to shaft facilities, placement and receipt of orders for major equipment purchases, and other early construction activities.  Upon completion, #4 Shaft would allow us to mine mineralized material below our current workings and provide deeper platforms for exploration.  Construction of #4 Shaft would take approximately four more years to complete, and capital expenditures for the project would total approximately $200 million, including approximately $50 million spent on the project through December 31, 2010.  Our management currently expects to seek final approval of the project by the Board of Directors in the first half of 2011.  We believe that our current capital resources will allow us to proceed.  However, there are a number of factors that could affect final approval of the project, including:  a significant decline in metals prices, a significant increase in operating or capital costs, or our inability to successfully settle or otherwise manage our potential environmental liabilities relating to historical mining activities in the Coeur d’Alene Basin.  An increase in the capital cost could potentially require us to suspend the project or access additional capital though debt financing, the sale of securities, or other external sources.  This additional financing could be costly or unavailable.

Ultimate reclamation activities are anticipated to include stabilization of tailings ponds and waste rock areas. No final reclamation activities were performed in 2010, and at December 31, 2010, an asset retirement obligation of approximately $1.6 million had been recorded for reclamation and closure costs. The net book value of the Lucky Friday unit property and its associated plant, equipment and mineral interests was approximately $148 million as of December 31, 2010. The construction of the facilities at Lucky Friday ranges from the 1950s to 2010. The plant is maintained by our employees with assistance from outside contractors as required.

At December 31, 2010, there were 274 employees at the Lucky Friday unit. United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union is the bargaining agent for the Lucky Friday’s 216 hourly employees. The current labor agreement expires on April 30, 2016.

Avista Corporation supplies electrical power to the Lucky Friday unit.

Item 3. Legal Proceedings

For a discussion of our legal proceedings, see Note 7 of Notes to Consolidated Financial Statements.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	(i)	Shares of our common stock are traded on the New York Stock Exchange, Inc.

(ii)	Our common stock quarterly high and low sale prices for the past two years were as follows:

		Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2010	– High	$11.52	$6.44	$6.47	$6.99
	– Low	$6.20	$4.52	$4.86	$4.27
2009	– High	$7.47	$5.04	$3.89	$2.95
	– Low	$3.79	$2.26	$1.85	$1.17

(b)	As of February 22, 2011, there were 7,172 shareholders of record of the common stock.

(c)
Quarterly dividends were paid on our Series B and 6.5% Mandatory Convertible Preferred Stock for 2010, and no dividends are in arrears.  All outstanding shares of our 6.5% Mandatory Convertible Preferred Stock converted to common stock on January 1, 2011.  On January 4, 2010, we paid all cumulative, unpaid dividends on both our Series B and 6.5% Mandatory Convertible Preferred Stock.  No dividends have been declared on our common stock since 1990. We cannot pay dividends on our common stock if we fail to pay dividends on our Series B Preferred Stock. Prior to January 2010, quarterly dividends were paid on our Series B Preferred Stock through the first three quarters of 2008, with $0.7 million for cumulative, unpaid dividends at December 31, 2009 for the fourth quarter 2008 and year ended December 31, 2009. Prior to January 2010, dividends were paid on our 6.5% Mandatory Convertible Preferred Stock through the first three quarters of 2008, with cumulative, unpaid dividends of $16.5 million at December 31, 2009 for the fourth quarter of 2008 and year ended December 31, 2009.  The $0.7 million in dividends paid in January 2010 on our Series B Preferred Stock were paid in cash, while the $16.5 million in dividends on our 6.5% Mandatory Convertible Preferred Stock were paid in shares of our common stock.

(d)	The following table provides information as of December 31, 2010, regarding our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
2010 Stock Incentive Plan	14,663	5.94	19,911,631
1995 Stock Incentive Plan	1,255,001	6.69	-
Stock Plan for Nonemployee Directors	-	N/A	671,061
Key Employee Deferred Compensation Plan	-	N/A	2,409,447
Total	1,269,664	6.68	22,992,139

See Notes 8 and 9 of Notes to Consolidated Financial Statements for information regarding the above plans.

(e)
We did not sell any unregistered securities in 2010.  However, we did issue 604,555 and 631,832 shares of common stock on April 1 and July 1, 2010, respectively, as payment of the quarterly dividend on our formerly outstanding 6.5% Mandatory Convertible Preferred Stock. During 2008 and 2009, we issued unregistered securities as follows:

a.	On January 17, 2008, we issued 550,000 unregistered shares of common stock to fund our donation to the Hecla Charitable Foundation.

b.
On January 24, 2008, we issued 118,333 unregistered shares of common stock in a private placement pursuant to section 4(2) of the 1933 Act and Regulation D to an accredited investor to acquire properties in the Silver Valley of Northern Idaho.

c.
On February 21, 2008, we issued 927,716 unregistered shares of common stock in a private placement pursuant to section 4(2) of the 1933 Act and Regulation D to an accredited investor to acquire a joint venture interest (see Note 18 of Notes to Consolidated Financial Statements).

d.
On April 16, 2008, we issued 4,365,000 unregistered shares of common stock in a private placement pursuant to section 4(2) of the 1933 Act and Regulation D to an accredited investor to partially fund our acquisition of the remaining 70.3% interest in the Greens Creek Joint Venture (see Note 18 of Notes to Consolidated Financial Statements).

e.
On October 24, 2008, we issued 633,360 unregistered shares of common stock in a private placement pursuant to section 4(2) of the 1933 Act and Regulation D to an accredited investor as the result of an amendment to a joint venture buy-in agreement (see Note 18 of Notes to Consolidated Financial Statements).

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

g.
On June 4, 2009, we issued unregistered equity securities in a private placement pursuant to Section 4(2) of the Securities Act of 1933 Act and Regulation D thereunder to accredited investors.  The securities consist of 17,391,302 shares of our common stock and Series 4 Warrants to purchase 12,173,913 shares of our common stock.  The Series 4 Warrants had an exercise price of $3.68 per share, subject to certain adjustments.  They became exercisable on December 7, 2009 and remained exercisable during the 181 day period following that date. The proceeds from the issuance were used to repay a portion of the prior outstanding balance on our amended and restated credit facility.

(f)	Comparison of Five-Year Cumulative Total Shareholder Return—December 2005 through December 2010(1):

Hecla Mining Company, S&P 500, S&P 500 Gold Index, and Custom Peer Group(2,3)
Date	Hecla Mining	S&P 500	S&P 500 Gold Index	2009 Old Peer Group 2	2010 New Peer Group 3

December 2005	$100.00	$100.00	$100.00	$100.00	$100.00
December 2006	$188.67	$115.80	$85.23	$123.22	$140.63
December 2007	$230.30	$122.16	$93.02	$117.78	$150.37
December 2008	$68.97	$76.96	$78.30	$76.04	$115.15
December 2009	$152.22	$97.33	$91.83	$155.25	$179.83
December 2010	$277.34	$111.99	$120.26	$227.12	$251.67

(1)	Total shareholder return assuming $100 invested on December 31, 2005 and reinvestment of dividends on quarterly basis.

(2)
Agnico-Eagle Mines Ltd., Centerra Gold, Inc., Coeur d’Alene Mines Corp., Eldorado Gold Corp., Gammon Gold Inc., Golden Star Resources Ltd., IAMGOLD Corporation, Northgate Minerals Corporation, Pan American Silver Corp., Stillwater Mining Company

(3)
Centerra Gold, Inc., Coeur d’Alene Mines Corp., Eldorado Gold Corp., Gammon Gold Inc., Golden Star Resources Ltd., IAMGOLD Corporation, New Gold Inc., Northgate Minerals Corporation, Pan American Silver Corp., Stillwater Mining Company.  The changes in our 2010 peer group compared to the 2009 peer group were to add New Gold Inc. and exclude Agnico-Eagle Mines Ltd. These changes were made in order to limit the peer group to companies that are included within with what we have determined to be an acceptable revenue range.

Item 6. Selected Financial Data

The following table (in thousands, except per share amounts, common shares issued, shareholders of record, and employees) sets forth selected historical consolidated financial data as of and for each of the years ended December 31, 2006 through 2010, and is derived from our audited financial statements. The data set forth below should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and the Notes thereto.

	2010 (3)		2009 (3)		2008 (3)		2007 (3)		2006 (3)
Sales of products		$418,813		$312,548		$204,665		$157,640		$126,108
Net income (loss) from continuing operations		$48,983		$67,826		$(37,173)		$68,157		$64,788
Income (loss) from discontinued operations, net of tax (4)	$	---	$	---		$(17,395)		$(14,960)		$4,334
Loss on disposal of discontinued operations, net of tax (4)	$	---	$	---		$(11,995)	$	---	$	---
(Net income (loss)		$48,983		$67,826		$(66,563)		$53,197		$69,122
Preferred stock dividends (1,2)		$(13,633)		$(13,633)		$(13,633)		$(1,024)		$(552)
Income (loss) applicable to common shareholders		$35,350		$54,193		$(80,196)		$52,173		$68,570
Basic income (loss) per common share		$0.14		$0.24		$(0.57)		$0.43		$0.57
Diluted income (loss) per common share		$0.13		$0.23		$(0.57)		$0.43		$0.57
Total assets		$1,382,493		$1,046,784		$988,791		$650,737		$346,269
Accrued reclamation & closure costs		$318,797		$131,201		$121,347		$106,139		$65,904
Noncurrent portion of debt and capital leases		$3,792		$3,281		$113,649	$	---	$	---
Cash dividends paid per common share	$	---	$	---	$	---	$	---	$	---
Cash dividends paid per Series B preferred share (1)		$7.00	$	---		$3.50		$3.50		$3.50
Cash dividends paid per 6.5% Mandatory Convertible Preferred share (2)		$1.69	$	---		$3.48	$	---	$	---
Common shares issued and outstanding		258,485,666		238,335,526		180,461,371		121,456,837		119,828,707
6.5% Mandatory Convertible Preferred shares issued		2,012,500		2,012,500		2,012,500		2,012,500		---
Series B Preferred shares issued		157,816		157,816		157,816		157,816		157,816
Shareholders of record		7,388		7,647		7,936		6,598		6,815
Employees		686		656		742		871		1,155
______________

(1)
During 2006 and 2007, $0.6 million in Series B preferred dividends were declared and paid.  During 2008, $0.4 million in Series B preferred dividends were declared and paid, while $0.1 million in dividends for the fourth quarter of 2008 were deferred.  Series B preferred dividends for the first three quarters of 2009, which totaled $0.6 million, were also deferred.  In December 2009, we declared all dividends in arrears on our Series B preferred stock of $0.6 million and the scheduled $0.1 dividend for the fourth quarter of 2009.  These dividends were paid in cash in January 2010.  Therefore, dividends declared on our Series B preferred shares of $0.7 million were included in the determination of income applicable to common shareholders for 2009 with no cash paid for Series B preferred dividends during 2009.    We declared and paid all quarterly dividends on our Series B preferred shares totaling $0.6 million for 2010.

(2)
Cumulative undeclared, unpaid 6.5% Mandatory Convertible Preferred Stock dividends for the period from issuance to December 31, 2007 totaled $0.5 million, and are reported in determining income applicable to common shareholders for the year ended December 31, 2007.  The $0.5 million in cumulative undeclared dividends were paid in April 2008.  During 2008, $9.8 million in 6.5% Mandatory Convertible Preferred dividends were declared and paid.  $6.5 million of the dividends declared in 2008 were paid in cash, and are included in the amount reported as cash dividends paid per 6.5% Mandatory Convertible Preferred Share, and $3.3 million of the dividends declared in 2008 were paid in our Common Stock.  6.5% Mandatory Convertible Preferred Stock dividends for the fourth quarter of 2008 totaling $3.3 million were deferred.  Dividends on our 6.5% Mandatory Convertible Preferred Stock totaling $9.8 million for the first three quarters of 2009 were deferred.  In December 2009, we declared the $13.1 million in dividends in arrears on our 6.5% Mandatory Convertible Preferred Stock and the scheduled $3.3 million dividend for the fourth quarter of 2009.  These dividends were paid in shares of our common stock in January 2010.  Therefore, dividends declared on our 6.5% Mandatory Convertible Preferred Stock of $13.1 million were included in the determination of income applicable to common shareholders for 2009 with no cash paid for 6.5% Mandatory Convertible Preferred Stock dividends in 2009.  We declared and paid all quarterly dividends on our 6.5% Mandatory Convertible Preferred Stock totaling $13.1 million for 2010.  Dividends declared for the first and second quarters of 2010 were paid in shares of our common stock and dividends for the third and fourth quarters of 2010 were paid in cash.  The cash dividend declared for the fourth quarter of 2010, which was paid in January 2011, represents the last dividend to be paid on the 6.5% Mandatory Convertible Preferred Stock, which automatically converted to shares of our common stock on January 1, 2011.

(3)
On April 16, 2008, we completed the acquisition of all of the equity of two Rio Tinto subsidiaries holding a 70.3% interest in the Greens Creek mine for approximately $758.5 million.  The acquisition gives our various subsidiaries control of 100% of the Greens Creek mine.  Our operating results reflect our 100% ownership of Greens Creek after April 16, 2008 and our 29.7% ownership of Greens Creek prior to that date.  See Note 17 of Notes to Consolidated Financial Statements for further discussion of the acquisition.

(4)
On July 8, 2008, we completed the sale of all of the outstanding capital stock of El Callao Gold Mining Company and Drake-Bering Holdings B.V., our wholly owned subsidiaries which together owned our business and operations in Venezuela, the “La Camorra unit.” The results of the Venezuelan operations have been reported in discontinued operations for all periods presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Established in 1891 in northern Idaho’s Silver Valley, we believe we are the oldest precious metals mining company in the United States still operating and the largest silver producer in the U.S.  Our corporate offices are in Coeur d’Alene, Idaho and Vancouver, British Columbia. Our production profile includes:

•	silver, gold, lead, and zinc contained in concentrates shipped to various smelters; and

•	gold doré.

Our operating properties comprise our two business segments for financial reporting purposes:   the Greens Creek operating unit on Admiralty Island in Alaska and the Lucky Friday operating unit in Idaho. Since both of our mines are located in the U.S., we believe they have low political risk, and less economic risk than mines located in other parts of the world. Our exploration interests are located in jurisdictions with low and relatively moderate political and economic risk in the United States and Mexico, respectively, and are located in historically successful mining districts.

Our operating and strategic framework is based on expanding our production and locating and developing new resource potential. In 2010, we

•
Attained record revenue of $418.8 million, gross profit of $194.8 million, and cash flow from operating activities of $198.3 million, surpassing 2009’s previous record levels as a result of higher metals prices. Our acquisition of the remaining 70.3% interest of the Greens Creek Mine near Juneau, Alaska in 2008 also contributed to our performance in both years.

•
Committed a record level of capital investment at our existing operations, with capital expenditures in 2010 totaling approximately $70.9 million, including $53.3 million at Lucky Friday and $16.3 million at Greens Creek.  We advanced preliminary work on construction of an internal shaft at the Lucky Friday unit.

•
Increased overall proven and probable reserves at December 31, 2010 compared to their levels at the same time last year, with higher reserves at Lucky Friday due to the addition of data from new drill holes and development work, higher anticipated ore grades, increases in forecasted metals prices, and the potential expansion of the mine plan resulting from deeper access beyond the current workings due to anticipated construction of the #4 Shaft.  The increase in reserves at Lucky Friday was partially offset by a slight decrease in reserves at Greens Creek in 2010 due to lower ore grades and depletion of the deposit through production.

•	Produced new record ore volume at our Lucky Friday mine near Mullan, Idaho, exceeding 2009’s record throughput.

•	Significantly boosted our financial liquidity, with a cash and cash equivalents balance of over $283 million and no debt at the end of the year.

•	Increased our exploration spending during the year by 133% in comparison to 2009, drilling targets at each of our four land packages in Alaska, Idaho, Colorado, and Mexico.

In addition to these significant developments, in February 2011, the negotiators representing Hecla, the United States and the Coeur d’Alene Indian Tribe (“Plaintiffs”), and the State of Idaho reached an understanding on proposed financial terms to be incorporated into a comprehensive settlement of the Coeur d’Alene Basin environmental litigation and related claims that would contain additional terms yet to be negotiated.  As a result of such negotiations, we recorded a $193.2 million provision in the fourth quarter of 2010, increasing Hecla Limited’s total liability for past response costs, future remediation and natural resource damages in the entire Coeur d’Alene Basin, including the Box, to $262.2 million.  See Note 7 and Note 19 of Notes to Consolidated Financial Statements for further discussion.

The global financial crisis and recession affected us in 2008 and 2009, and demonstrated the high volatility of metals prices. After seeing the silver price fall from a high of $20.92 in 2008 to a low of $8.88 for the same year, we saw prices rebound to an average of $14.65 for 2009, and a continuation of this trend to an average silver price of $20.16 for 2010 and $26.43 for the fourth quarter of 2010. Similar volatility was shown by our important base metals by-products, lead and zinc, which fell by two-thirds during 2008, but have since rebounded to levels double their low points in 2008. The increased exposure to metals prices resulting from our ownership of 100% of Greens Creek, combined with the continuation of cost controls put into place in 2009 to address the impact of the global financial crisis, put us in a position to benefit significantly from the metals price recovery and achieve the milestones described above.

In spite of higher mill throughput at both Greens Creek and Lucky Friday, our production of silver in 2010 decreased slightly to 10.6 million ounces from a record 10.9 million ounces in 2009 due to lower silver ore grades at both operations. However, production of lead and zinc, important by-products at our Lucky Friday and Greens Creek mines, increased to new record levels in 2010 due to higher ore volumes at both operations.  Consequently, revenues in 2010 of $418.8 million represented a 34% increase over 2009 revenues of $312.5 million, with the increase primarily due to higher realized metal prices.

We reported diluted income per share of $0.13 in 2010 compared to $0.23 in 2009. Gross profit from operations improved to $194.8 million in 2010 from $101.1 million in 2009 primarily as a result of higher realized prices for all four metals we sell. Exploration costs were 133% higher in 2010 due to ramping-up of efforts curtailed in 2009. We recorded net losses on impairments of investments and dispositions of fixed assets, net of gains on sales of investments of $0.2 million in 2010 versus a net gain of $7.3 million in 2009.  Provision for closed operations and environmental matters increased by $193.4 million in 2010 due primarily to an increase in our estimated liability for environmental obligations in Idaho’s Coeur d’Alene Basin. In 2010, we recorded an $88.1 million income tax benefit from a decreased valuation allowance on deferred tax assets compared to a $7.1 million benefit recorded in 2009.  Our deferred tax asset balances are recorded net of an offsetting valuation allowance to the extent that we estimate that the assets are not realizable through future taxable income. We removed substantially all of the valuation allowance on our deferred tax assets in the fourth quarter of 2010.  Significant evidence in 2010, including record cash flows from operations and higher metals prices, led us to conclude that our deferred tax assets are more likely than not realizable through estimated future profitability.  See Note 5 of Notes to Consolidated Financial Statements for further discussion.

The factors driving metals prices are beyond our control and are difficult to predict. As noted above, prices have been highly volatile in the last three years and could be so in the future. Average prices in 2010 compared to those in 2009 and 2008 are illustrated in the Results of Operations section below.  Moreover, variations in the metal grades of ore mined are impacted by geology and mine planning efficiencies and operations, potentially creating constraints on metals produced.  Ore transportation and smelting schedules also impact the timing of sales and final settlement.

Key Issues

We intend to achieve our long-term strategy of increasing production and expanding our proven and probable reserves through development and exploration, as well as by future acquisitions. Our strategic plan requires that we manage several pervasive challenges and risks inherent in conducting mining, development, exploration and metal sales at multiple locations.

One such risk involves metals prices, over which we have no control except through derivative and other contracts. While the metals mining industry enjoyed continued strength in metals prices from 2006 through mid-2008, prices have been highly volatile, falling sharply in the last quarter of 2008 and recovering through 2009 and into 2010.  Industrial demand of silver is closely linked to world GDP growth and to industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication. We believe that global economic conditions are continuing to improve and that industrial trends, including growth of the middle class in countries like China and India, will result in continued consumer and industrial demand for silver. Investment demand for silver and gold has been relatively strong for the past three years and is influenced by various factors, including:  the strength of the U.S. Dollar and other currencies, expanding U.S. budget deficits, widening availability of exchange-traded commodity funds, interest rate levels, the health of credit markets, and inflationary expectations. Uncertainty concerning the continued progress of global economic recovery could result in continued investment demand for precious metals. However, there can be no assurance whether these trends will continue or how they will impact prices of the metals we produce.

We make our strategic plans in the context of significant uncertainty about future revenues, which may impact new opportunities that require many years and substantial cost from discovery to production. We approach this challenge by investing in exploration and capital in districts with an established history of success, and in managing our operations in a manner that seeks to mitigate the effects of lower prices.  We significantly increased our exploration activity in 2010 compared to 2009, and we anticipate a further increase in exploration activity in the coming year at or near our operating mines at Greens Creek and Lucky Friday, as well as at our exploration projects in the past-producing mining districts in Colorado and Mexico.

As a result of continued improvement in our financial condition, available capital resources, and strong operating performance, we believe that we are well positioned to seek opportunities for growth through both acquisitions and expansion of our current operations.  One such opportunity involves the construction of the #4 Shaft, an internal shaft at our Lucky Friday mine, which, we believe, could significantly increase production and extend the life of the mine.  We have commenced with engineering and construction activities on #4 Shaft, and management plans to seek final approval of the project by the Board of Directors in mid-2011 (see additional discussion in The Lucky Friday Segment section below).  If approved, construction of #4 Shaft as currently designed is expected to cost a total of approximately $200 million, including approximately $50 million that that has been spent as of December 31, 2010, and take an additional four years to complete.  We believe that our current capital resources will allow us to proceed.  However, there are a number of factors that could affect completion of the project, including:  a significant decline in metals prices, a reduction in cash available, whether arising from decreased cash flow or other uses of available cash, a significant increase in operating or capital costs, or our inability to successfully settle or otherwise manage our existing and potential environmental liabilities relating to historical mining activities in the Coeur d’Alene Basin.

Volatility in global financial markets poses a significant challenge to our ability to access credit and equity markets, should we need to do so, and to predict sales prices for our products. Our stock price has rebounded from its lowest levels in 2008. We eliminated our debt in 2009 partly by increasing our shares of common stock outstanding by 32% during 2009 and issuing warrants at exercises prices ranging from $2.50 to $3.68 per share. Our shares of common stock outstanding increased by an additional 9% in 2010 primarily as a result of exercises of warrants issued in 2008 and 2009, and by an additional 7% on January 1, 2011 as a result of the conversion of our 6.5% Mandatory Convertible Preferred Stock. We have also entered into a three-year, $60 million revolving credit agreement under which there are no outstanding borrowings as of December 31, 2010, yet our ability to retain the facility depends in part on financial thresholds driven by the prices of products we sell.

Another challenge is the risk associated with environmental litigation and ongoing reclamation activities. As described in Item 1A. Risk Factors and Note 7 of Notes to Consolidated Financial Statements, it is possible that our estimate of these liabilities may change in the future, affecting our strategic plans.  For example, the EPA has released for public comment its proposed plan for remediation of the upper portion of the Coeur d’Alene Basin, a plan with an estimated present value cost of $1.3 billion and duration of between 50 and 90 years.  This plan represents a significant increase from the EPA’s interim 2002 Record of Decision with its estimated cost of $359 million for both the upper and lower portions of the Basin.  We do not know the extent to which the EPA’s proposal will be ultimately implemented, its effect on current operations in the Basin, or how Hecla Limited’s liability for environmental damages could be affected.  As also discussed in Notes 7 and 19 of Notes to Consolidated Financial Statements, although we have resumed settlement negotiations, and we believe we have reached an understanding on the proposed financial terms of potential settlement with the Plaintiffs in the Coeur d’Alene Basin environmental litigation and the State of Idaho, no assurance can be given that final settlement will be reached and a Consent Decree entered.  Because the uncertainty surrounding settlement efforts and the status of the EPA’s proposed remediation plan makes calculating accruals and planning for our business generally more difficult and uncertain, we believe resolving such litigation during 2011 would assist our planning efforts and decrease uncertainty regarding our liability and our liquidity needs.  See Item 1A. Risk Factors – Legal, Market and Regulatory Risks – The financial terms of settlement that we negotiated with the Plaintiffs in the Coeur d’Alene Basin environmental litigation, and the State of Idaho, are non-binding, and complete settlement of the litigation and other claims may not be reached.

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

We strive to achieve excellent mine safety and health performance. We seek to implement this goal by: training employees in safe work practices; openly communicating with employees; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid reoccurrence; and involving employees in the establishment of safety standards. We attempt to implement reasonable best practices with respect to mine safety and emergency preparedness.

As a result of industry-wide fatal accidents in recent years, primarily at underground coal mines, there has been an increase in mining regulation in the United States.  This increase has taken the form of vigorous enforcement of existing laws and regulations, and the adoption of new safety and training regulations, primarily by the U.S. Labor Department’s Mine Safety and Health Administration.  In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission was directed to issue new rules regarding the disclosure of mine safety data.  These changes may have a significant effect on our future operating costs, in the form of increased costs for monitoring and administration of and by regulatory agencies.  Furthermore, to the extent our competitors operate their mines in a less-regulated jurisdiction, we may be disadvantaged.

Results of Operations

For the year ended December 31, 2010, we reported income applicable to common shareholders of $35.4 million compared to income applicable to common shareholders of $54.2 million in 2009 and a loss applicable to common shareholders of $80.2 million in 2008. The following factors had a positive impact on results for the year ended December 31, 2010 compared to 2009 and 2008:

•
Increased gross profit at our Greens Creek and Lucky Friday units in 2010 compared to 2009 and 2008.    See the Greens Creek Segment and Lucky Friday Segment sections below for further discussion of operating results.

•
Valuation allowance adjustments to our deferred tax asset balances contributed to reporting a $123.5 million income tax benefit in 2010 compared to a $7.7 million income tax benefit recognized in 2009 and a $3.8 million income tax provision in 2008.  These adjustments are included in the aggregate income tax benefit (provision) for each respective period.  Our deferred tax asset balances are recorded net of an offsetting valuation allowance to the extent that we estimate that the assets are not realizable through future taxable income. In the fourth quarter of 2010, we removed substantially all of the valuation allowance on our deferred tax assets.  Significant evidence in 2010, including record cash flows from operations and higher metals prices, led us to conclude that our deferred tax assets are more likely than not realizable due to estimated future profitability.  See Note 5 of Notes to Consolidated Financial Statements for further discussion.

•
Loss from discontinued operations and a loss on sale of the now-divested La Camorra unit for the year ended December 31, 2008 for a total of $29.4 million.  There were no such comparable losses reported in 2010 or 2009 as we completed the sale of our discontinued Venezuelan operations in July 2008 (see the Discontinued Operations – La Camorra Unit section below and Note 12 of Notes to Consolidated Financial Statements for more information).

•
Interest expense, net of interest capitalized, decreased to $2.2 million in 2010 from $11.3 million in 2009 and $19.6 million for the year ended December 31, 2008 due to repayment in 2009 of debt incurred for the acquisition of the remaining 70.3% ownership interest in Greens Creek.  See Note 6 of Notes to the Consolidated Financial Statements for more information on our debt facilities.

•
Higher debt-related fees in 2009 due to $4.3 million in expense recognized in the first quarter of 2009 for preferred stock issued pursuant to our amended and restated credit agreement and $1.7 million in professional fees incurred in 2009 related to compliance with our amended and restated credit agreement.  See Note 6 and Note 9 of Notes to Consolidated Financial Statements for more information.

•
In the second quarter of 2009 we recognized a $3.0 million loss on impairment of shares of Rusoro stock received in the 2008 sale of our discontinued Venezuelan operations compared to a $0.7 million impairment loss recognized on the Rusoro stock recognized during the second quarter of 2010 (see Note 2 of Notes to the Consolidated Financial Statements for further discussion).

•
Higher average prices for all four metals produced at our operations in 2010 compared to 2009 and 2008.  The following table summarizes average market prices and our realized prices for silver, gold, lead and zinc for the years ended December 31, 2010, 2009 and 2008:

		Average for the year ended December 31,
		2010	2009	2008
Silver —	London PM Fix ($/ounce)	$20.16	$14.65	$15.02
	Realized price per ounce	$22.70	$15.63	$14.40
Gold —	London PM Fix ($/ounce)	$1,225	$973	$872
	Realized price per ounce	$1,271	$1,017	$865
Lead —	LME Final Cash Buyer ($/pound)	$0.97	$0.78	$0.95
	Realized price per pound	$0.98	$0.88	$0.83
Zinc —	LME Final Cash Buyer ($/pound)	$0.98	$0.75	$0.85
	Realized price per pound	$0.96	$0.90	$0.71

The differences between realized metal prices and average market prices are due to timing of sales and settlements, including provisional price adjustments and gains and losses on zinc and lead forward contracts included in our revenues resulting from the difference between metal prices upon transfer of title of concentrates to the buyer and metal prices at the time of final settlement.

These differences arise from our accounting policy on revenue recognition.  Concentrate sales are generally recorded as revenues at the time of shipment from our location at forward prices for the estimated month of settlement, which may extend up to four months after shipment.  Due to the time elapsed between shipment of concentrates and final settlement with the buyers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metal prices each period through final settlement.  For 2010, we recorded positive price adjustments to provisional settlements of $14.9 million compared to positive price adjustments of $25.6 million in 2009 and negative price adjustments of $25.7 million in 2008. The price adjustments for 2010 attributable to zinc and lead were partially offset by net losses on forward contracts for those metals initiated in the second quarter of 2010 (see Note 10 of Notes to Consolidated Financial Statements for more information).  The net losses on these forward contracts are included in revenues and impact the realized prices for zinc and lead.  We recognized a net loss on the contracts of $3.0 million in 2010.

Other significant variances affecting the comparison of our income applicable to common shareholders for 2010 to results for 2009 and 2008 were as follows:

•
An accrual of $193.2 million to increase our liability for environmental obligations in Idaho’s Coeur d’Alene Basin pursuant to negotiations with the Plaintiffs in the Coeur d’Alene Basin environmental litigation and the State of Idaho on the financial terms of potential settlement of the litigation and related claims.    In the fourth quarter of 2009, we recorded an increase of approximately $4.0 million to our estimated liabilities for environmental remediation at our Grouse Creek unit ($3.2 million) and the Bunker Hill Superfund Site ($0.8 million) as a result of revisions to the reclamation work plans.  For additional discussion, see Coeur d’Alene River Basin Environmental Claims in Notes 7 and 19 of Notes to the Consolidated Financial Statements.

•
A $20.8 million net loss on base metal derivative contracts in 2010, with no comparable events in 2009 and 2008.  The losses primarily represent non-cash, mark-to-market adjustments on outstanding financially-settled forward contracts related to forecasted zinc and lead production as a part of a risk management program initiated in the second quarter of 2010.  See Note 10 of Notes to Consolidated Financial Statements for more information on our derivatives contracts.

•
Exploration expense of $21.6 million in 2010 compared to $9.2 million in 2009 and $22.5 million in 2008.  The increase in 2010 compared to 2009 is due to the resumption, following a lower level of activity in 2009 imposed by financial circumstances, of exploration activity at or near our current operations at the Greens Creek and Lucky Friday units, at the San Juan Silver project in Colorado, and at our San Sebastian unit in Mexico.

•
The termination of an employee benefit plan resulting in a non-cash gain of $9.0 million recognized in the first quarter of 2009 (see Note 8 of Notes to Consolidated Financial Statements for more information).

•	The sale of our Velardeña mill in Mexico in March 2009 generating a pre-tax gain of $6.2 million (see Note 18 of Notes to Consolidated Financial Statements for more information).

•	The sale of our investment in Aquiline Resources Inc. stock for proceeds and a pre-tax gain of approximately $4.1 million in the fourth quarter of 2009.

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

	Years Ended December 31,
	2010	2009	2008
Sales	$313,318	$229,318	$141,103
Cost of sales and other direct production costs	$(116,824)	$(103,670)	$(110,540)
Depreciation, depletion and amortization	$(51,671)	$(52,909)	$(30,022)
Gross Profit	$144,823	$72,739	$541

Tons of ore milled	800,397	790,871	598,931
Production:
Silver (ounces)	7,206,973	7,459,170	5,829,253
Gold (ounces)	68,838	67,278	54,650
Zinc (tons)	74,496	70,379	52,055
Lead (tons)	25,336	22,253	16,630
Payable metal quantities sold:
Silver (ounces)	6,223,967	6,482,439	5,143,758
Gold (ounces)	57,386	54,801	44,977
Zinc (tons)	56,001	52,928	39,433
Lead (tons)	20,221	16,749	13,877
Ore grades:
Silver ounces per ton	12.30	13.01	13.69
Gold ounces per ton	0.13	0.13	0.14
Zinc percent	10.66	10.13	10.13
Lead percent	4.09	3.64	3.59
Mining cost per ton	$43.00	$43.33	$49.43
Milling cost per ton	$24.23	$23.22	$30.91
Total cash cost per silver ounce (1)	$(3.90)	$0.35	$3.29
______________

(1)
A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Reconciliation of Total Cash Costs to Costs (non-GAAP) of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The increase in gross profit for 2010 compared to 2009 and 2008 was primarily the result of the following factors:

•	Higher average market and realized prices in 2010 for all four metals produced at Greens Creek compared to 2009 and 2008, as further discussed in Results of Operations above.

•
Positive price adjustments to revenues of $12.8 million, net of base metal forward contract losses, during 2010 compared to $22.2 million in 2009.  The price adjustments in 2010 and 2009 were favorable compared to the $22.9 million in negative price adjustments recorded in 2008.  Price adjustments to revenues result from changes in metals prices between transfer of title of concentrates to buyers and final settlements during the period.  Positive price adjustments for lead and zinc in 2010 were substantially offset by net losses on $2.1 million on financially-settled forward contracts.  The base metal forward contract program was initiated in April 2010, and there were no comparable losses impacting 2009 and 2008 gross profit.

•	Higher zinc and lead ore grades which, coupled with slightly higher mill throughput, resulted in increased production of those metals in 2010.

•
Production costs per ton of ore milled for 2010 remained within 1% of their 2009 levels, which decreased by 19% compared to 2008.  The lower costs in 2010 and 2009 are primarily due to increased availability of hydroelectric power, cost reduction efforts, lower diesel prices and improved ore production.

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

These factors were partially offset by:

•
A silver ore grade in 2010 that was 5% lower than the ore grade in 2009 and 10% lower than the ore grade in 2008.  The lower silver grade, along with the higher zinc and lead ore grades discussed above, are due to differences in the sequencing of production from the various mine areas as a part of the overall mine plan.

•
Higher depreciation, depletion and amortization expense in 2010 and 2009 of $21.6 million and $22.9 million, respectively, compared to 2008 as a result of the fair market valuation of the acquired 70.3% share of property, plant, equipment and mineral interests at the acquisition date, additional depreciable assets placed into service, and an increase in units-of-production depreciation driven by higher production in 2010 and 2009.

•
Mine license taxes that increased in 2010 by $4.0 million compared to 2009 and by $8.6 million compared to 2008.  The higher taxes are due to the increased profits resulting from the other factors discussed in this section.

The Greens Creek operation is partially powered by diesel generators, and production costs have historically been significantly affected by fluctuations in fuel prices. Infrastructure has been installed that allows hydroelectric power to be supplied to Greens Creek by AEL&P via a submarine cable from North Douglas Island, near Juneau, to Admiralty Island, where Greens Creek is located. This project has reduced production costs at Greens Creek to the extent power has been available.  During 2009, the mine began receiving an increased proportion of its power needs from AEL&P.   The increased hydroelectric power utilization continued through part of 2010.  Fuel costs represented approximately 6% of total production costs at Greens Creek in 2010 compared to 8% in 2009 and 20% in 2008.

The $4.25 decrease in total cash cost per silver ounce in 2010 compared to 2009 is primarily due to by-product credits that increased by $8.10 per ounce, due to higher zinc, gold, and lead prices and production, partially offset by higher treatment and freight costs, production costs, and production taxes of $2.36, $0.91, and $0.57 per ounce, respectively.  The higher treatment and freight costs in 2010 are due primarily to increased price participation charges by smelters resulting from higher metals prices. The $2.94 decrease in total cash cost per silver ounce in 2009 compared to 2008 is primarily due to production costs and treatment and freight costs that decreased by $2.21 and $0.59 per ounce, respectively, and by-product credits that increased by $0.71 per ounce, partially offset by production taxes that increased by $0.59 per ounce.  While value from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product is appropriate because:

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

The Lucky Friday Segment

The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands, except per ounce and per ton amounts):

	Years Ended December 31,
	2010	2009	2008
Sales	$105,495	$83,230	$63,562
Cost of sales and other direct production costs	$(47,159)	$(44,972)	$(41,059)
Depreciation, depletion and amortization	$(8,340)	$(9,928)	$(5,185)
Gross profit	$49,996	$28,330	$17,318

Tons of ore milled	351,074	346,395	317,777
Production:
Silver (ounces)	3,359,379	3,530,490	2,880,264
Lead (tons)	21,619	22,010	18,393
Zinc (tons)	9,286	10,616	9,386
Payable metal quantities sold:
Silver (ounces)	3,136,205	3,316,034	2,697,089
Lead (tons)	20,213	20,461	16,915
Zinc (tons)	6,850	7,794	6,299
Ore grades:
Silver ounces per ton	10.25	10.86	9.70
Lead percent	6.60	6.82	6.23
Zinc percent	3.04	3.46	3.52
Mining cost per ton	$54.27	$58.56	$63.68
Milling cost per ton	$14.74	$14.98	$13.73
Total cash cost per silver ounce (1)	$3.76	$5.21	$6.06
______________

(1)
A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The increase in gross profit for 2010 compared to 2009 and 2008 is primarily due to:

•	Higher average market and realized prices for all metals produced at the Lucky Friday (further discussed in Results of Operations above).

•	A decrease in production costs by 4% and 9%, on a per ton basis, compared to 2009 and 2008, respectively.

Gross profit for 2010 was also impacted by silver ore grades that decreased by 6% compared to 2009, but that exceeded 2008 levels by 6%.    In addition, positive price adjustments to revenues of $2.1 million and $3.4 million impacted results for 2010 and 2009, respectively, due to increases in metals prices between transfer of title of concentrates to buyers and final settlement during the year.  Revenues for 2008 at Lucky Friday included $2.8 million in negative price adjustments.  2010 revenues include net losses of $1.0 million on forward contracts related to zinc and lead contained in concentrates shipped in 2010.  The base metal forward contract program was initiated in April 2010, and there were no comparable losses impacting 2009 and 2008 gross profit.

The $1.45 decrease in total cash costs per silver ounce in 2010 compared to 2009 is due primarily to higher by-product credits by $2.95 per ounce resulting from higher lead and zinc prices, partially offset by higher employee profit sharing, production, expensed site infrastructure, and treatment and freight costs by $0.72, $0.34, $0.33, and $0.13 per ounce, respectively.  The $0.85 decrease in total cash costs per silver ounce in 2009 compared to 2008 is primarily due to lower production costs and treatment and freight costs by $1.87 and $1.34 per ounce, respectively.  The lower costs were partially offset by a decrease in by-product credits by $2.10 per ounce due to lower average lead and zinc prices.  While value from lead and zinc is significant at the Lucky Friday, we believe that identification of silver as the primary product, with zinc and lead as by-products, is appropriate because:

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

Over the past years we have evaluated alternatives for deeper access at the Lucky Friday mine in order to expand its operational life.  As a result, we initiated work on the #4 Shaft, an internal shaft at Lucky Friday, including: detailed shaft design, excavation of the hoist room and off shaft development access to shaft facilities, placement and receipt of orders for major equipment purchases, and other construction activities.  Upon completion, #4 Shaft could allow us to mine mineralized material below our current workings and provide deeper platforms for exploration.  Construction of #4 Shaft would take approximately four more years to complete, and capital expenditures for the project would total approximately $200 million, including approximately $50 million already committed as of December 31, 2010.  Our management currently expects to seek final approval of the project by the Board of Directors in the first half of 2011.  We believe that our current and anticipated capital resources will allow us to proceed even if the proposed settlement of the Basin litigation and related claims is finalized and payments made as anticipated thereunder.  However, there are a number of factors that could affect final approval of the project, including:  a significant decline in metals prices, a significant increase in operating or capital costs, reductions in cash or financing available, whether arising from decreased cash flow or other uses of available cash, or our inability to successfully settle or otherwise manage our existing and potential environmental liabilities relating to historical mining activities in the Coeur d’Alene Basin.

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

The following is a summary of operating results and key production statistics for our discontinued Venezuelan operations, which included the La Camorra mine, a custom milling business and Mina Isidora (dollars are in thousands):

December 31,
2008
Sales	$23,855
Cost of sales and other direct production costs	(21,656)
Depreciation, depletion and amortization	(4,785)
Gross profit (loss)	$(2,586)
Tons of ore milled	25,516
Gold ounces produced	22,160
Gold ounce per ton	0.894

Corporate Matters

Other significant variances affecting our 2010 results compared to 2009 results were as follows:

•	A gain of $6.2 million in 2009 on the sale of our mill in Mexico, with no similar event in 2010.

•	Termination of an employee benefit plan in 2009 with a gain of $9.0 million, with no similar event in 2010.

•
Other operating expense included cash donations totaling $1.5 million in 2010 to the Hecla Charitable Foundation for its charitable work, including supporting the communities in which Hecla has employees and interests.  This was offset by a decrease in pension benefit costs recognized resulting from an increase in the expected returns calculated for plan assets due to higher plan asset values.

•
Higher provision for closed operations and environmental matters in 2010 by $193.4 million.  The principal cause of the increase was a $193.2 million increase in our accrual for environmental obligations related to the Coeur d’Alene Basin, compared to $4.0 million in 2009.  The increase in 2010 was pursuant to negotiations with the Plaintiffs in the Coeur d’Alene Basin environmental litigation and the State of Idaho on the financial terms of potential settlement of the litigation and related claims. For further discussion, see Note 19 to Notes to Consolidated Financial Statements.

•	Interest expense and debt-related fees were $15.1 million lower in 2010 as a result of payoff in 2009 of corporate debt, offset partly by increased capital leases in 2010.

•
Mark-to-market losses on financially-settled forward contracts for forecasted lead and zinc sales totaling $20.8 million in 2010. The program commenced in April 2010, and hence, no such activity was reported in 2009.

•
An income tax benefit of $123.5 million compared to an income tax benefit of $7.7 million in 2009.  The 2010 income tax benefit is primarily related to deferred tax asset valuation allowance adjustments of $88.1 million partially offset by current income tax provision and amortization of deferred tax assets.  See Note 5 to Notes to Consolidated Financial Statements for further discussion.

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

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The tables below present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) for our operations at the Greens Creek and Lucky Friday units for the years ended December 31, 2010, 2009 and 2008 (in thousands, except costs per ounce).

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

	Total, All Properties
	Year ended December 31,
	2010	2009	2008
Total cash costs	$(15,435)	$20,958	$36,621
Divided by silver ounces produced	10,566	10,989	8,709
Total cash cost per ounce produced	$(1.46)	$1.91	$4.20
Reconciliation to GAAP:
Total cash costs	$(15,435)	$20,958	$36,621
Depreciation, depletion and amortization	60,011	62,837	35,207
Treatment costs	(92,144)	(80,830)	(70,776)
By-product credits	267,272	206,608	164,963
Change in product inventory	3,660	310	20,254
Reclamation and other costs	630	1,596	537
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$223,994	$211,479	$186,806

	Greens Creek Unit
	Year ended December 31,
	2010	2009	2008
Total cash costs	$(28,073)	$2,582	$19,157
Divided by silver ounces produced	7,207	7,459	5,829
Total cash cost per ounce produced	$(3.90)	$0.35	$3.29
Reconciliation to GAAP:
Total cash costs	$(28,073)	$2,582	$19,157
Depreciation, depletion and amortization	51,671	52,909	30,022
Treatment costs	(73,817)	(62,037)	(51,495)
By-product credits	214,462	161,537	122,146
Change in product inventory	3,685	14	20,245
Reclamation and other costs	567	1,574	487
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$168,495	$156,579	$140,562

	Lucky Friday Unit
	Year ended December 31,
	2010	2009	2008
Total cash costs	$12,638	$18,376	$17,464
Divided by silver ounces produced	3,359	3,530	2,880
Total cash cost per ounce produced	$3.76	$5.21	$6.06
Reconciliation to GAAP:
Total cash costs	$12,638	$18,376	$17,464
Depreciation, depletion and amortization	8,340	9,928	5,185
Treatment costs	(18,327)	(18,793)	(19,281)
By-product credits	52,810	45,071	42,817
Change in product inventory	(25)	296	9
Reclamation and other costs	63	22	50
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$55,499	$54,900	$46,244

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	December 31, 2010	December 31, 2009	December 31, 2008
Cash and cash equivalents held in U.S. dollars	$283.1	$104.6	$36.2
Cash and cash equivalents held in foreign currency	0.5	0.1	0.3
Marketable equity securities, current	1.5	1.1	---
Marketable equity securities, non-current	1.2	2.2	3.1
Total cash, cash equivalents and investments	$286.3	$108.0	$39.6

Cash and cash equivalents held in U.S. dollars increased by $178.5 million in 2010, as discussed below. Cash held in foreign currencies represent nominal balances in Canadian dollars and Mexican pesos.

In February of 2011, the negotiators representing Hecla, the Plaintiffs, and the State of  Idaho with respect to the Coeur d’Alene Basin environmental litigation and related claims reached an understanding on proposed financial terms to be incorporated into a comprehensive settlement that would contain additional terms yet to be negotiated.  The final terms of settlement, if agreed upon by all parties, would be part of a full and final settlement in the form of a Consent Decree.  If we reach agreement on the final terms of the settlement, and a Consent Decree is entered, it would resolve Hecla Limited’s liability related to historical mine workings in the Basin (including the Box). While full and final settlement of the litigation and other claims has not been reached, and there is no assurance that such a settlement will be reached, the negotiated financial terms would require the following payments:

•	$102 million within 30 days after entry of the Consent Decree.

•	$55.5 million in cash or shares of Hecla Mining Company common stock, at our election, within 30 days after entry of the Consent Decree.

•	$25 million within 30 days after the first anniversary of entry of the Consent Decree.

•	$15 million within 30 days after the second anniversary of entry of the Consent Decree.

•
$65.9 million by August 2014, in the form of quarterly payments of the proceeds from exercises of any outstanding Series 1 and Series 3 warrants (which have an exercise price of between $2.45 and $2.50 per share) during the quarter with the balance of the $65.9 million due in August 2014 (regardless of the amount of warrants that have been exercised).  We have received proceeds of approximately $9.5 million for the exercise of Series 1 and Series 3 warrants as of the date of this report, which we anticipate would be paid to the Plaintiffs within 30 days after entry of the Consent Decree.

The foregoing payments of $25 million, $15 million, and $65.9 million would require third party surety, the form of which remains to be determined.  Further, from April 16, 2011 until the lodging of the Consent Decree, each of the foregoing payments (with the exception of the $65.9 million payment) would accrue interest at the Prime Rate (currently 3.25%).  The $25 million and $15 million payments would also accrue interest from the entry of the Consent Decree until payment at the Superfund rate (currently 0.69%).

In addition to the foregoing payments, we would be obligated to provide the Plaintiffs or the State of Idaho with a limited amount of land we currently own to be used as a repository waste site. The interest in the land to be provided was acquired by Hecla Limited in prior periods, and will require no cash payment.

We entered into a $380 million credit facility in April of 2008 for the acquisition of the companies owning 70.3% of the joint venture operating the Greens Creek mine. We fully repaid the facility with a final payment of $38.3 million from available cash in October 2009.  We also entered into an amended three year, $60 million senior-secured revolving credit facility in October 2009. The facility is available for general corporate purposes and, based on our current cash position and business plan, we do not currently anticipate drawing on the facility in the near term. See Note 6 of Notes to Consolidated Financial Statements for information on how the covenants in our credit facility may impact our liquidity and capital resources in the future. We may engage in other transactions, such as additional acquisition opportunities or capital projects, which could require additional equity issuances or financing. There can be no assurances that such financing will be available to us.

 As a result of our current cash balance, the performance of our operations, current metals prices, and full availability of our $60 million revolving credit agreement, we believe our cash, cash equivalents, investments, cash from operations, and availability of financing if needed will be adequate to meet our obligations during the next twelve months.  We currently estimate that a total of approximately $97 million will be incurred on capital expenditures for equipment, infrastructure, and development at our Lucky Friday and Greens Creek units in 2011.  We also estimate that exploration expenditures will total approximately $28 million in 2011.

To increase production and longevity at the Lucky Friday mine, we have initiated work on the #4 Shaft, including: detailed shaft design, excavation of the hoist room and off shaft development access to shaft facilities, placement and receipt of orders for major equipment purchases, and other construction activities. If we decide to continue with construction of #4 Shaft, it would involve capital expenditures of approximately $200 million, which includes approximately $50 million that has been spent on the project as of December 31, 2010. Our ability to finance such a project will depend on our operational performance, metals prices, our ability to estimate capital costs, sources of liquidity available to us, and other factors. We believe that our available cash, revolving credit agreement, cash from operations, and access to equity and financial markets will allow us to proceed even if the proposed settlement of the Basin litigation and related claims is finalized and payments made as anticipated thereunder.  We may also mitigate market risk from time to time with selective base metal derivative contract programs. However, a sustained downturn in metals prices or significant increases in operational or capital costs or other factors beyond our control could compel us to suspend the project in the future.

Hecla Limited, our wholly-owned subsidiary, has been involved in settlement negotiations with the U.S. government, the Coeur d’Alene Indian Tribe, and the State of Idaho regarding our existing and potential liability relating to historical mining activity in the Coeur d’Alene Basin (see Notes 7 and 19 of Notes to Consolidated Financial Statements for more information).

On January 1, 2011, all of the outstanding shares of our 6.5% Mandatory Convertible Preferred Stock were converted to shares of our common stock, and we paid the final quarterly dividend on that series of preferred stock in January 2011 (see Note 9 of Notes to Consolidated Financial Statements for more information).  We are no longer required to pay quarterly dividends of approximately $3.3 million as a result of the conversion.

	Year Ended December 31,
	2010	2009	2008
Cash provided by operating activities (in millions)	$197.8	$119.2	$11.0

Cash provided by operating activities increased by $78.6 million in 2010 compared to 2009 due to higher income, as adjusted for non-cash items.  The improved results are primarily due to higher prices for all four metals produced at our operations.  Working capital and other asset and liability changes increased cash flow by $8.1 million in 2010, compared to a $12.2 million decrease in 2009.  The $20.3 million difference is due to an increase in accounts payable and accrued liability and accrued taxes balances and lower trade accounts receivable, other current and noncurrent asset, and inventory balances, partially offset by lower payroll-related accruals and higher cash reductions to accrued reclamation and closure costs.  The increase in accounts payable is due to increased activity at our operating units and the accrual of dividends in the fourth quarter of 2010 on our 6.5% Mandatory Convertible Preferred Stock, which were paid in cash in January 2011.  We recorded increased accruals for income and production taxes as a result of higher profitability at our operations. The smaller increase in accounts receivable and decrease in inventory balances is due to the timing of concentrate shipments at our Greens Creek unit.  Other current and noncurrent asset balances decreased due to the timing of payment of prepaid expenditures.  The lower accrued payroll and related benefits balance is due mainly to the payment of 2009 incentive compensation in the first quarter of 2010.  The cash decrease in our reclamation accruals is due to the payment of $5.3 million related to past response costs at the Bunker Hill Superfund Site, and increased reclamation work performed at our Grouse Creek site in 2010.

The higher cash provided by operating activities in 2009 compared to 2008 is primarily due to net income from continuing operations, adjusted for non-cash elements, which increased by $117.2 million due to improved prices and production, lower interest expense, and lower exploration expense. Working capital changes reduced cash flow in 2009, primarily as a result of a $36.7 million increase in the change in accounts receivable.  The increase in accounts receivable is due to an increase in the quantity of concentrate shipped that was pending final settlement at year end 2009 versus 2008 and an increase in metals prices in 2009, resulting in higher values per ton of concentrate. In addition, a 2008 adjustment to product inventory related to the purchase price allocation for Greens Creek did not have a counterpart in 2009.  $12.5 million in net cash used by discontinued operations in 2008 had no comparable event in 2009, as we sold our discontinued Venezuelan operations in the third quarter of 2008.

	Year Ended December 31,
	2010	2009	2008
Cash used in investing activities (in millions)	$64.8	$12.1	$677.3

We spent $67.4 million on capital expenditures in 2010, including $50.9 million at Lucky Friday and $16.5 million at Greens Creek, which, in the aggregate, was $39.7 million higher than total capital expenditures of $27.7 million in 2009, which included $18.9 million spent for projects at Lucky Friday and $8.8 million for Greens Creek. The increase capital spending was due, in part, to the deferral of projects in 2009.  We received $8.0 million in proceeds from the sale of the Velardeña mill in Mexico in the first quarter of 2009 (see Note 18 of Notes to Consolidated Financial Statements for more information on the sale). Our restricted cash balances for environmental bonds were reduced by $1.5 million in 2010 versus $3.5 million in 2009. Sales of investments yielded $1.1 million versus $4.1 million in 2009.

Cash outlay for capital expenditures totaled $27.7 million in 2009, a $37.2 million decrease compared to 2008.  The reduced level of capital spending in 2009 was the result of cost-reduction efforts in response to the impact of the global economic crisis.  In addition, during 2008 we invested $688.5 million for the acquisition of the remaining 70.3% interest in Greens Creek Joint Venture, and received $21.2 million from Rusoro for its acquisition of our Venezuelan operations.  Sales of investments yielded $27.0 million in proceeds in 2008, and we reduced our restricted cash and investment balances by $23.3 million in 2008 by lowering our collateral requirements.  Short-term investment maturities yielded $4.0 million in 2008.

	Year Ended December 31,
	2010	2009	2008
Cash provided by (used in) financing activities (in millions)	$45.9	$(38.9)	$329.6

Cash provided by financing activities for 2010 included $53.1 million, net of tax benefits, in proceeds from the exercise of warrants and stock options (see Note 9 of Notes to Consolidated Financial Statements for more information), while we paid cash dividends of $4.5 million on our preferred stock and made repayments on our capital leases of $1.8 million.  In addition, we acquired treasury shares of our common stock having a value of $0.7 million in 2010 as a result of cashless employee stock option exercises.  Our financing activities in 2009 included sales of common stock and warrants, which yielded $128.3 million cash, net of related issuance costs. Net proceeds from the stock and warrant sales were applied to repayments of our debt facility totaling $161.7 million and payments totaling $3.0 million pursuant to our interest rate swap.  We declared cash dividends of $3.3 million and $0.1 million on our Mandatory Convertible and Series B Preferred Stock in the fourth quarter of 2010, which were paid in January 2011.  This represented the last dividend on our 6.5% Mandatory Convertible Preferred Stock, which converted to shares of our common stock in January 2011.

In 2008, we borrowed $380 million on our debt facility for the acquisition of the remaining 70.3% of the Greens Creek joint venture, of which we repaid $218.3 million in 2008 largely from common stock sales totaling $183.4 million. We also incurred loan origination fees in 2008 of $8.1 million versus $1.5 million in 2009, and paid cash dividends totaling $7.4 million in 2008.

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders, certain capital expenditures, our credit facility (as modified by amendments), and lease arrangements as of December 31, 2010 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Purchase obligations (1)	$3,268	$--	$--	$--	$3,268
Commitment fees (2)	495	1,485	- -	- -	1,980
Contractual obligations (3)	1,328	- -	- -	- -	1,328
Capital lease commitments (4)	2,876	1,913	1,448	654	6,891
Operating lease commitments (5)	2,986	5,010	2,365	1,347	11,708
Supplemental executive retirement plan (6)	323	657	701	2,586	4,267
Total contractual cash obligations	$11,276	$9,065	$4,514	$4,587	$29,442

(1)
Consist of open purchase orders of approximately $2.2 million at the Greens Creek unit and $1.0 million at the Lucky Friday unit.  Included in these amounts are approximately $1.8 million and $0.5 million related to various capital projects at the Greens Creek and Lucky Friday units, respectively.

(2)
 In October 2009 we entered into a $60 million revolving credit agreement, which was amended in March 2010, July 2010, and December 2010.  We are required to pay a standby fee, dependent on our leverage ratio, of between 0.825% and 1.05% per annum on undrawn amounts under the revolving credit agreement. There was no amount drawn under the revolving credit agreement as of December 31, 2010, and the amounts above assume no amounts will be drawn during the agreement’s term.  For more information on our credit facility, see Note 6 of Notes to Consolidated Financial Statements.

(3)
As of December 31, 2010, we were committed to approximately $1.3 million for various capital projects at the Greens Creek and Lucky Friday units. Total contractual obligations at December 31, 2010 also include approximately $65,000 for commitments relating to non-capital items at Greens Creek.

(4)
Represents scheduled capital lease payments of $5.0 million and $1.9 million (including interest), respectively, for equipment at our Greens Creek and Lucky Friday units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods.  See Note 6 of Notes to Consolidated Financial Statements for more information.

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

(6)	There are no funding requirements as of December 31, 2010 under our other defined benefit pension plans. See Note 8 of Notes to Consolidated Financial Statements for more information.

 We record a liability for costs associated with mine closure, reclamation of land and other environmental matters. At December 31, 2010, our liability for these matters totaled $318.8 million, including $262.2 for Hecla Limited’s liability relating to the Coeur d’Alene Basin in northern Idaho, for which no contractual or commitment obligations exist. However, in February of 2011, the negotiators representing Hecla, the Plaintiffs, and the State of Idaho with respect to the Coeur d’Alene Basin environmental litigation and related claims reached an understanding on proposed financial terms to be incorporated into a comprehensive settlement that would contain additional terms yet to be negotiated. While full and final settlement of the litigation and other claims has not been reached, and there is no assurance that such a settlement will be reached, we believe we will be obligated to make significant cash payments to the Plaintiffs.  See the Financial Liquidity and Capital Resources section above for more information on the financial terms of the proposed settlement.  Future expenditures related to closure, reclamation and environmental expenditures at our other sites are difficult to estimate, although we anticipate we will make substantial expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Notes 4, 7 and 19 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At December 31, 2010, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

We believe that our most critical accounting estimates are related to future metals prices; obligations for environmental, reclamation, and closure matters; mineral reserves; and accounting for business combinations, as they require us to make assumptions that were highly uncertain at the time the accounting estimates were made and changes in them are reasonably likely to occur from period to period. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our board of directors, and the Audit Committee has reviewed the disclosures presented below. In addition, there are other items within our financial statements that require estimation, but are not deemed to be critical. However, changes in estimates used in these and other items could have a material impact on our financial statements.

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. As shown under Item 1A. — Risk Factors, metals prices have historically been volatile. While average prices for all four metals we produce performed favorably for the five consecutive years prior to 2008, there was a reduction in the average prices for zinc and lead in 2008 compared to 2007, and average prices for silver, zinc and lead were lower in 2009 compared to 2008.  Average prices for all four metals rebounded in 2010 and were higher than their levels in both 2009 and 2008.  However, we have recorded impairments to our asset carrying value because of low prices in the past, and we can offer no assurance that prices will either remain at their current levels or increase.  Future metals prices may also affect the analysis of our ability to pay for environmental remediation or damage settlements.

Processes supporting valuation of our assets and liabilities that are most significantly affected by prices include analyses of asset carrying values, depreciation, and deferred income taxes. On at least an annual basis – and more frequently if circumstances warrant – we examine the carrying values of our assets, our depreciation rates, and the valuation allowances on our deferred tax assets. In our analyses of carrying values and deferred taxes, we apply several pricing views to our forecasting model, including current prices, analyst price estimates, forward-curve prices, and historical prices (see Mineral Reserves, below, regarding prices used for reserve estimates). Using applicable accounting guidance and our view of metals markets, we use the average of the various methods to determine whether the values of our assets are fairly stated, and to determine the level of valuation allowances, if any, on our deferred tax assets.  In addition, estimates of future metals prices are used in the valuation of certain assets in the determination of the purchase price allocations for our acquisitions (see Business Combinations below).

Sales of all metals products sold directly to smelters are recorded as revenues when title and risk of loss transfer to the smelter (generally at the time of shipment) at estimated forward metals prices for the estimated month of settlement. Due to the time elapsed from shipment to the smelter to the final settlement with the smelter, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales and trade accounts receivable are adjusted to estimated settlement metals prices until final settlement by the smelter. Changes in metals prices between shipment and final settlement result in changes to revenues and accounts receivable previously recorded upon shipment.  As a result, our trade accounts receivable balances are subject to changes in metals prices until final settlement occurs.  For more information, see part O. Revenue Recognition of Note 1 of Notes to Consolidated Financial Statements.

We utilize financially-settled forward contracts to manage our exposure to changes in prices for zinc and lead.  See Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Commodity-Price Risk Management below for more information on our contract programs.  These contracts do not qualify for hedge accounting and are therefore marked-to-market though earnings each period.  Changes in zinc and lead prices between the dates that the contracts are entered into and their settlements will result in changes to the fair value asset or liability associated with the contracts, with a corresponding gain or loss recognized in earnings.

Obligations for Environmental, Reclamation and Closure Matters

The most significant liability on our balance sheet is for accrued reclamation and closure costs. We have conducted considerable remediation work at sites in the United States for which remediation requirements have not been fully determined, nor have they been agreed between us and various regulatory agencies with oversight over the properties. We have estimated our liabilities under appropriate accounting guidance. On at least an annual basis – and more frequently if warranted – management reviews our liabilities with our Audit Committee. However, the range of liability proposed by the plaintiffs in environmental proceedings considerably exceeds the liabilities we have recognized. If substantial damages were awarded, claims were settled, or remediation costs incurred in excess of our accruals, our financial results or condition could be materially adversely affected.

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

Reserves are a key component in valuation of our properties, plants and equipment. Reserve estimates are used in determining appropriate rates of units-of-production depreciation, with net book value of many assets depreciated over remaining estimated reserves. Reserves are also a key component in forecasts, with which we compare future cash flows to current asset values to ensure that carrying values are reported appropriately. Reserves also play a key role in the valuation of certain assets in the determination of the purchase price allocations for acquisitions (see Business Combinations below).  Reserves are a culmination of many estimates and are not guarantees that we will recover the indicated quantities of metals.

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

The new disclosures and clarifications of existing disclosures discussed above are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this guidance has not, and is not expected to have a material impact on our consolidated financial statements.

During February 2010, the FASB issued ASU 2010-08, which corrected existing guidance for various topics.  The update became generally effective for the first reporting period (including interim periods) beginning after issuance.  These conditions did not have a material impact on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at December 31, 2010, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Part I, Item 1A. – Risk Factors).

Short-term Investments

From time to time we hold various types of short-term investments that are subject to changes in market interest rates and are sensitive to those changes. We did not carry any such short-term investments as of December 31, 2010.

Commodity-Price Risk Management

At times, we may use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to price fluctuations. These instruments do, however, expose us to other risks, including the amount by which the contract price differs from the spot price of a commodity, and nonperformance by the counterparties to these agreements.

In April 2010, we began utilizing financially-settled forward contracts to sell lead and zinc at fixed prices for settlement at approximately the same time that our unsettled concentrate sales contracts will settle.  The settlement of each concentrate contract is based on the average spot price of the metal during the month of settlement, which may differ from the prices used to record the sale when the sale takes place.  The objective of the contracts is to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At December 31, 2010, we recorded a current liability of $2.0 million, which is included in current derivative contract liabilities, for the fair value of the contracts.  We recognized a $3.0 million net loss on the contracts during 2010, which is included in sales of products.  The net loss recognized on the contracts offset price adjustments on our provisional concentrate sales related to changes to lead and zinc prices between the time of sale and final settlement.

In addition, in May 2010 we began utilizing financially-settled forward contracts to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  At December 31, 2010, we recorded a current liability of $18.0 million, which is included in current derivative contract liabilities, and a non-current liability of $0.8 million, which is included in other non-current liabilities, for the fair value of the contracts.  We recognized a $20.8 million net loss on the contracts, including $2.0 million in losses realized on settled contracts, during 2010. The net loss on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.  The losses recognized during the 2010 are the result of increasing lead and zinc prices during the end of 2010.  However, this program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following table summarizes the quantities of base metals committed under forward sales contracts at December 31, 2010:

	Metric tonnes under contract		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2011 settlements	11,575	3,925	$1.05	$1.11

Contracts on forecasted sales
2011 settlements	19,475	15,550	$0.96	$0.96
2012 settlements	21,475	15,000	$1.11	$1.11

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

In October 2009 we entered into an amended $60 million revolving credit agreement for a three-year term, which was amended in March 2010, July 2010, and again in December 2010.  See Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.  We have not drawn on the current revolving credit facility.  However, if used, amounts borrowed under the facility would be subject to changes in market interest rates.

Provisional Sales

Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfers to the smelter (generally at the time of shipment) at forward prices for the estimated month of settlement. Due to the time elapsed from shipment to the smelter and the final settlement with the smelter, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the smelter.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us for more information). At December 31, 2010, metals contained in concentrates and exposed to future price changes totaled approximately 1.3 million ounces of silver, 6,035 ounces of gold, 16,726 tons of zinc, and 4,613 tons of lead.  If the price for each metal were to change by one percent, the change in the total value of the concentrates sold would be approximately $1.0 million.  However, as noted in Commodity-Price Risk Management above, in April 2010 we initiated a program designed to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our zinc and lead sales.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included herein beginning on page F-1. Financial statement schedules are omitted as they are not applicable or the information required is included in the Consolidated Financial Statements.

The following table sets forth supplementary financial data (in thousands, except per share amounts) for each quarter of the years ended December 31, 2010 and 2009, derived from our unaudited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our Consolidated Financial Statements.

	Fourth Quarter	Third Quarter	Second Quarter		First Quarter	Total
2010
Sales of products	$134,460	$115,847	$88,631		$79,875	$418,813
Gross profit	$74,693	$54,524	$38,066		$27,536	$194,819
Net income (loss) 1,2	$(9,736)	$19,791	$17,084		$21,844	$48,983
Preferred stock dividends	$(3,408)	$(3,408)	$(3,409	)) )	$(3,408)	$(13,633)
Income (loss) applicable to common shareholders	$(13,144)	$16,383	$13,675		$18,436	$35,350
Basic income (loss) per common share	$(0.05)	$0.06	$0.06		$0.08	$0.14
Diluted income (loss) per common share	$(0.05)	$0.06	$0.05		$0.07	$0.13

2009
Sales of products	$88,036	$95,181	$74,610		$54,721	$312,548
Gross profit	$35,928	$38,116	$17,157		$9,868	$101,069
Net income	$32,068	$25,946	$2,499		$7,313	$67,826
Preferred stock dividends	$(3,408)	$(3,408)	$(3,409	)) )	$(3,408)	$(13,633)
Income (loss) applicable to common shareholders	$28,660	$22,538	$(910)		$3,905	$54,193
Basic income per common share	$0.12	$0.10	$0.00		$0.02	$0.24
Diluted income per common share	$0.11	$0.09	$0.00		$0.02	$0.23

1)
In the fourth quarter of 2010, we recorded an accrual of $193.2 million to increase our accrual for environmental obligations in Idaho’s Coeur d’Alene Basin pursuant to settlement discussions with the Plaintiffs in the Basin environmental litigation and the State of Idaho.   See Note 19 of Notes to Consolidated Financial Statements for further discussion.

2)
In the fourth quarter of 2010, we removed substantially all of the valuation allowance on our deferred tax assets, resulting in a $80.4 million income tax benefit.  We also recorded a $7.7 million tax benefit as a result of reducing the valuation allowance on our deferred tax assets in the first quarter of 2010, and recorded a $7.1 million tax benefit in the fourth quarter of 2009.  For additional information, see Note 5 of Notes to Consolidated Financial Statement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2010, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2010, based on these criteria.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of the end of the reporting period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of December 31, 2010, in ensuring then in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Our internal control over financial reporting as of December 31, 2010 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in the attestation report which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Hecla Mining Company
Coeur d’Alene, Idaho

We have audited Hecla Mining Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hecla Mining Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hecla Mining Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hecla Mining Company as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington

February 25, 2011

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

In accordance with Hecla Mining Company’s Certificate of Incorporation, our Board of Directors is divided into three classes. The terms of office of the directors in each class expire at different times. The directors are elected for three-year terms. The Effective Dates listed below for each director is their current term of office. All officers are elected for a term, which ordinarily expires on the date of the meeting of the Board of Directors immediately following the Annual Meeting of Shareholders. The positions and ages listed below are as of the date of our next Annual Meeting of Shareholders in May 2011. There are no arrangements or understandings between any of the directors or officers and any other person(s) pursuant to which such officers were elected.

	Age at May 3, 2011	Position and Committee Assignments	Current Base Term
Phillips S. Baker, Jr.	51	President and CEO, Director (1)	5/10 — 5/11 5/08 — 5/11
James A. Sabala	56	Senior Vice President and Chief Financial Officer	5/10 — 5/11
Dr. Dean W.A. McDonald	53	Vice President – Exploration	5/10 — 5/11
Don Poirier	52	Vice President – Corporate Development	5/10 – 5/11
David C. Sienko	42	Vice President and General Counsel	5/10 – 5/11
John H. Bowles	65	Director (1,2,5)	5/09 — 5/12
David J. Christensen	49	Director (1,2,3)	5/08 — 5/11
Ted Crumley	66	Director and Chairman of the Board (1,4)	5/10 — 5/13
George R. Nethercutt, Jr.	66	Director (3,4)	5/09 — 5/12
Terry V. Rogers	64	Director (2,4,5)	5/10 – 05/13
Charles B. Stanley	52	Director (2,5)	5/10 – 05/13
Dr. Anthony P. Taylor	69	Director (3,4,5)	5/08 — 5/11

(1)	Member of Executive Committee

(2)	Member of Audit Committee

(3)	Member of Corporate Governance and Directors Nominating Committee

(4)	Member of Compensation Committee

(5)	Member of Health, Safety, Environmental and Technical Committee

Phillips S. Baker, Jr., has been our Chief Executive Officer since May 2003; President since November 2001; and a director since November 2001. Prior to that, Mr. Baker was our Chief Financial Officer from May 2001 to June 2003; Chief Operating Officer from November 2001 to May 2003; and Vice President from May 2001 to November 2001. Prior to joining us, Mr. Baker served as Vice President and Chief Financial Officer of Battle Mountain Gold Company (a gold mining company) from March 1998 to January 2001.  Mr. Baker served as a director of Questar Corporation (a U.S. natural gas-focused exploration and production, interstate pipeline and local distribution company) from February 2004 to June 2010, and has served as a director for QEP Resources, Inc. (a leading independent natural gas and oil exploration and production company) since May 2010.

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

Dr. Dean W.A. McDonald was appointed Vice President – Exploration in August 2006.  Dr. McDonald has also been our Vice President – Exploration of our Canadian subsidiary, Hecla Canada Ltd., since January 2007.  Prior to joining Hecla, Dr. McDonald was Vice President Exploration and Business Development for Committee Bay Resource Ltd. (a Canadian-based exploration and development company) from 2003 to August 2006 and Exploration Manager at Miramar Mining Company/Northern Orion Explorations (an exploration company) from 1996 to 2003.

Don Poirier was appointed Vice President – Corporate Development in July 2007. Mr. Poirier has also been our Vice President – Corporate Development of our Canadian subsidiary, Hecla Canada Ltd. since January 2007.  Prior to joining Hecla, Mr. Poirier was a mining analyst with Blackmont Capital (capital market specialists) from September 2002 to June 2007.  Mr. Poirier held other mining analyst positions from 1988 to 2002.

David C. Sienko was appointed Vice President and General Counsel in January 2010.  Prior to his appointment, Mr. Sienko was a partner of, and practiced law with K&L Gates LLP (a law firm) and its predecessor, Bell, Boyd & Lloyd, LLP, from 2004 to January 2010, where he specialized in counseling public and private entities on compliance with securities laws and trading market rules, mergers and acquisitions, and corporate governance.  Mr. Sienko was also an associate at Bell, Boyd & Lloyd, LLP from 2000 to 2004 and an associate in the Corporate and Securities Section of Locke Lord Bissell & Liddell LLP (a law firm) from 1998 to 2000, as well as an attorney with the Division of Enforcement at the U.S. Securities Exchange Commission from 1995 to 1998.

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

John H. Bowles was elected by the shareholders to Hecla’s Board of Directors in May 2006.  Mr. Bowles was a partner in the Audit and Assurance Group of PricewaterhouseCoopers LLP (an accounting firm) from April 1976 until his retirement in June 2006. He concentrated his practice on public companies operating in the mining industry. Mr. Bowles was a Director of HudBay Minerals Inc. (a zinc, copper, gold and silver mining company) from May 2006 to March 2009.  He has also served as a Director of Boss Power Corp. (a mineral exploration company) since September 2007.  He holds Fellowships in both the British Columbia Institute of Chartered Accountants and the Canadian Institute of Mining and Metallurgy. Mr. Bowles has been the Treasurer of Mining Suppliers Association of British Columbia (an association of providers of equipment, products and related services to the British Columbia mining industry) since May 1999. He has been Director Emeritus of Ducks Unlimited Canada since March 1996.

Ted Crumley has served as a director since 1995 and became Chairman of the Board in May 2006. Mr. Crumley served as the Executive Vice President and Chief Financial Officer of OfficeMax Incorporated (a distributor of office products) from January 2005 until his retirement in December 2005, and as Senior Vice President from November 2004 to January 2005. Prior to that, Mr. Crumley was Senior Vice President and Chief Financial Officer of Boise Cascade Company (a wood and paper company), from 1994 to 2004.

George R. Nethercutt, Jr., was appointed to Hecla’s Board of Directors in February 2005. Mr. Nethercutt has served as a principal of Nethercutt Consulting LLC (a strategic planning and consulting firm), since January 2007. Prior to that, Mr. Nethercutt was a principal of Lundquist, Nethercutt & Griles, LLC (a strategic planning and consulting firm) from February 2005 to January 2007. Mr. Nethercutt has also been a board member for the Washington Policy Center (a premiere public policy organization providing high quality analysis on issues relating to the free market and government regulation) since January 2005. In September 2009, Mr. Nethercutt was appointed Of Counsel with the law firm of Lee & Hayes PLLC.  Mr. Nethercutt serves as a board member of ARCADIS Corporation (an international company providing consultancy, engineering and management services), the Juvenile Diabetes Research Foundation International (a charity and advocate of juvenile diabetes research worldwide), and served as U.S. Chairman of the Permanent Joint Board on Defense – U.S./Canada from April 2005 to December 2009. He is the founder and Chairman of the George Nethercutt Foundation (a charitable non-profit educational foundation) formed in February 2007.  From 1995 to 2005, Mr. Nethercutt served in the U.S. House of Representatives, including House Appropriations subcommittees on Interior, Agriculture and Defense and the Science Committees subcommittee on Energy. He has been a member of the Washington State Bar Association since 1972.

Charles B. Stanley was elected to Hecla’s Board of Directors in May 2007.  Mr. Stanley has been the Chief Executive Officer, President and Director of QEP Resources, Inc. (a leading independent natural gas and oil exploration and production company) since May 2010.  He served as Chief Operating Officer of Questar Corporation (a U.S. natural gas-focused exploration and production, interstate pipeline and local distribution company) from March 2008 to June 2010, and also as its Executive Vice President and Director from February 2002 to June 2010.

Terry V. Rogers was elected to Hecla’s Board of Directors in May 2007.  Mr. Rogers was the Senior Vice President and Chief Operating Officer of Cameco Corporation (the world’s largest uranium producer) from February 2003 until his retirement in June 2007.  Mr. Rogers also served as President of Kumtor Operating Company (a gold producing company and a division of Cameco Corporation) from 1999 to 2003.

Dr. Anthony P. Taylor has served as a director since May 2002 upon election by preferred shareholders. The payment of the dividends in arrears in July 2005 resulted in the elimination of this director position. At such time he was then appointed to the Board of Directors when the number of director positions was increased from seven to nine. Dr. Taylor is Executive Chairman of Crown Gold Corporation (a public Canadian minerals exploration company), after serving as CEO and Director of Gold Summit Corporation (a public Canadian minerals exploration company) since October 2003. He also served as President from October 2003 to October 2009.  Dr. Taylor has also served as President and Director of Caughlin Preschool Corporation (a private Nevada corporation that operates a preschool) since October 2001 and was a director of Greencastle Resources Corporation (an exploration company) from December 2003 to June 2008. Prior to that, Dr. Taylor was President, Chief Executive Officer and Director of Millennium Mining Corporation (a private Nevada minerals exploration company) from January 2000 to October 2003.

Information with respect to our directors is set forth under the caption “Proposal 1 - Election of Directors” in our proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 3, 2011 (the Proxy Statement), which information is incorporated herein by reference.

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

There have been no material changes to the procedures by which shareholders may recommend director nominees.

Item 11. Executive Compensation

Reference is made to the information set forth under the caption “Compensation of Non-Management Directors;” the caption “Compensation Discussion and Analysis;” the caption “Compensation Committee Interlocks and Insider Participation;” the caption “Compensation Committee Report,” the caption “Compensation Tables;” the first paragraph under the caption “Board of Directors and Committee Information;” and under the caption “Other Benefits” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

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

HECLA MINING COMPANY

By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President, Chief Executive Officer and Director

Date:	February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Phillips S. Baker, Jr.	2/25/11	/s/ Ted Crumley	2/25/11
Phillips S. Baker, Jr. President, Chief Executive Officer and Director (principal executive officer)	Date	Ted Crumley Director	Date

/s/ James A. Sabala	2/25/11	/s/ Charles B. Stanley	2/25/11
James A. Sabala Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	Date	Charles B. Stanley Director	Date

/s/ John H. Bowles	2/25/11	/s/ George R. Nethercutt, Jr.	2/25/11
John H. Bowles Director	Date	George R. Nethercutt, Jr. Director	Date

/s/ David J. Christensen	2/25/11	/s/ Terry V. Rogers	2/25/11
David J. Christensen Director	Date	Terry V. Rogers Director	Date

/s/ Anthony P. Taylor	2/25/11
Anthony P. Taylor Director	Date

Index to Consolidated Financial Statements

Page
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2010 and 2009	F-3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2010, 2009 and 2008	F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	F-6
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008	F-8
Notes to Consolidated Financial Statements	F-10 to F-49

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Hecla Mining Company
Coeur d’Alene, Idaho

We have audited the accompanying consolidated balance sheets of Hecla Mining Company as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hecla Mining Company at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hecla Mining Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington

February 25, 2011

Hecla Mining Company and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$283,606	$104,678
Investments	1,474	1,138
Accounts receivable:
Trade	36,295	25,141
Other, net	545	2,286
Inventories:
Concentrates, doré, stockpiled ore, and metals in transit and in-process	8,886	12,563
Materials and supplies	10,245	8,903
Current deferred income taxes	87,287	7,176
Other current assets	3,683	4,578
Total current assets	432,021	166,463
Non-current investments	1,194	2,157
Non-current restricted cash and investments	10,314	10,945
Properties, plants, equipment and mineral interests, net	833,288	819,518
Non-current deferred income taxes	100,072	38,476
Other non-current assets	5,604	9,225
Total assets	$1,382,493	$1,046,784

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$31,725	$13,998
Accrued payroll and related benefits	10,789	14,164
Accrued taxes	16,042	6,240
Current portion of capital leases	2,481	1,560
Current portion of accrued reclamation and closure costs	175,484	5,773
Current derivative contract liabilities	20,016	—
Total current liabilities	256,537	41,735
Long-term capital leases	3,792	3,281
Accrued reclamation and closure costs	143,313	125,428
Other noncurrent liabilities	16,598	10,855
Total liabilities	420,240	181,299
Commitments and contingencies (Notes 2, 3, 4, 6, 7, 8, 10 and 19)

SHAREHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference 2010 — $7,891 and 2009 — $8,581	39	39
6.5% Mandatory Convertible Preferred stock, $0.25 par value, 2,012,500 shares issued and outstanding, liquidation preference 2010 — $201,250 and 2009 — $217,600	504	504
Common stock, $0.25 par value, authorized 2010 — 500,000,000 and 2009 — 400,000,000; issued and outstanding 2010 — 258,485,666 shares and 2009 — 238,335,526 shares	64,704	59,604
Capital surplus	1,179,751	1,121,076
Accumulated deficit	(265,577)	(300,915)
Accumulated other comprehensive loss	(15,117)	(14,183)
Less treasury stock, at cost; 2010 — 335,957 shares and 2009 — 81,375 shares	(2,051)	(640)
Total shareholders’ equity	962,253	865,485
Total liabilities and shareholders’ equity	$1,382,493	$1,046,784

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Sales of products	$418,813	$312,548	$204,665
Cost of sales and other direct production costs	163,983	148,642	151,599
Depreciation, depletion and amortization	60,011	62,837	35,207
Total cost of sales	223,994	211,479	186,806
Gross profit	194,819	101,069	17,859
Other operating expenses:
General and administrative	18,219	18,624	13,894
Exploration	21,605	9,247	22,471
Other operating expense	5,334	5,389	2,744
Loss (gain) on disposition of property, plants, equipment and mineral interests	80	(6,234)	(203)
Termination of employee benefit plan	—	(8,950)	—
Provision for closed operations and environmental matters	201,136	7,721	4,312
Total other operating expense	246,374	25,797	43,218
Income (loss) from operations	(51,555)	75,272	(25,359)
Other income (expense):
Loss on derivative contracts	(20,758)	—	—
Net gain on sale of investments	588	4,070	8,097
Loss on impairment of investments	(739)	(3,018)	(373)
Interest and other income	126	1,121	3,842
Debt-related fees	—	(5,973)	—
Interest expense, net of amount capitalized	(2,211)	(11,326)	(19,573)
Total other income (expense):	(22,994)	(15,126)	(8,007)
Income (loss) from continuing operations before income taxes	(74,549)	60,146	(33,366)
Income tax benefit (provision)	123,532	7,680	(3,807)
Net income (loss) from continuing operations	48,983	67,826	(37,173)
Loss from discontinued operations, net of tax	—	—	(17,395)
Loss on sale of discontinued operations, net of tax	—	—	(11,995)
Net income (loss)	48,983	67,826	(66,563)
Preferred stock dividends	(13,633)	(13,633)	(13,633)

Income (loss) applicable to common shareholders	$35,350	$54,193	$(80,196)

Comprehensive income (loss):
Net income (loss)	$48,983	$67,826	$(66,563)
Unrealized gain (loss) on defined benefit plan	(1,912)	5,848	(29,113)
Amortization of net prior service benefit on defined benefit plan	259	158	624
Prior service cost from amendment to defined benefit plan	—	—	(1,472)
Change in fair value of derivative contracts	—	1,967	(1,967)
Unrealized holding gains (losses) on investments	(21)	3,498	(4,539)
Reclassification of net gain on sale or impairment of investments included in net income (loss)	739	(632)	(7,766)
Comprehensive income (loss)	$48,048	$78,665	$(110,796)
Basic income (loss) applicable to common shareholders per common share after preferred stock dividends:
Income (loss) from continuing operations	$0.14	$0.24	$(0.36)
Loss from discontinued operations	—	—	(0.12)
Loss on sale of discontinued operations	—	—	(0.09)
Income (loss) per common share	$0.14	$0.24	$(0.57)
Diluted income (loss) applicable to common shareholders per common share after preferred stock dividends:
Income (loss) from continuing operations	$0.13	$0.23	$(0.36)
Loss from discontinued operations	—	—	(0.12)
Loss on sale of discontinued operations	—	—	(0.09)
Income (loss) per common share	$0.13	$0.23	$(0.57)

Weighted average number of common shares outstanding – basic	251,146	224,933	141,272
Weighted average number of common shares outstanding – diluted	269,601	233,618	141,272

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities:
Net income (loss)	$48,983	$67,826	$(66,563)
Loss on discontinued operations, net of tax	—	—	29,390
Income (loss) from continuing operations	48,983	67,826	(37,173)
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	60,235	63,061	35,846
Net gain on sale of investments	(588)	(4,070)	(8,097)
Loss on impairment of investments	739	3,018	373
Loss (gain) on disposition of properties, plants, equipment and mineral interests	80	(6,234)	(203)
Provision for reclamation and closure costs	196,262	5,172	651
Deferred income taxes	(141,707)	(7,100)	6,756
Stock compensation	3,446	2,746	4,122
Preferred shares issued for debt-related fees	—	4,262	—
Amortization of loan origination fees	621	3,993	6,646
Amortization of intangible asset	1,380	1,388	710
Gain on termination of employee benefit plan	—	(8,950)	—
Loss on derivative contracts	20,795	2,139	514
Other non-cash items	(495)	(55)	—
Change in assets and liabilities:
Accounts receivable	(9,404)	(18,117)	18,591
Inventories	2,335	(135)	1,812
Reversal of purchase price allocation to product inventory	—	—	16,637
Other current and noncurrent assets	3,279	(1,526)	(2,012)
Accounts payable and accrued liabilities	10,896	(3,663)	(13,002)
Accrued payroll and related benefits	(3,376)	6,015	(1,943)
Accrued taxes	9,802	4,866	1,068
Accrued reclamation and closure costs	(8,666)	1,540	(6,621)
Other non-current liabilities	3,192	2,989	(1,141)
Net cash used by discontinued operations	—	—	(12,488)
Net cash provided by operating activities	197,809	119,165	11,046
Investing activities:
Additions to properties, plants, equipment and mineral interests	(67,414)	(27,704)	(64,935)
Purchase of 70.3% of Greens Creek, net of cash acquired	—	—	(688,452)
Proceeds from sale of investments	1,138	4,091	27,001
Proceeds from disposition of properties, plants and equipment	29	8,023	596
Redemptions of restricted cash and investment balances	1,459	3,487	31,839
Increases in restricted cash and investment balances	—	—	(8,562)
Maturities of short-term investments	—	—	4,036
Net cash provided by discontinued operations	—	—	21,159
Net cash used by investing activities	(64,788)	(12,103)	(677,318)
Financing activities:
Proceeds from exercise of warrants and stock options	53,093	—	147
Proceeds from issuance of common stock and warrants, net of related expense	—	128,334	183,357
Dividend paid to preferred shareholders	(4,513)	—	(7,427)
Loan origination fees paid	(200)	(1,467)	(8,125)
Payments on interest rate swap	—	(3,013)	—
Treasury share purchase	(693)	—	—
Borrowings on debt	—	—	380,000
Repayments of debt and capital leases	(1,780)	(162,708)	(218,333)
Net cash provided by (used in) financing activities	45,907	(38,854)	329,619
Net increase (decrease) in cash and cash equivalents	178,928	68,208	(336,653)
Cash and cash equivalents at beginning of year	104,678	36,470	373,123
Cash and cash equivalents at end of year	$283,606	$104,678	$36,470
Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest, net of amount capitalized	$584	$6,683	$13,331
Income tax payments	$11,075	$1,025	$546
Significant non-cash investing and financing activities:
Stock issued for acquisition of assets	$—	$—	$26,693
Capital leases acquired	$3,212	$5,682	$—
Stock issued for acquisition of 70.3% of Greens Creek	$—	$—	$53,384
Equity securities received from dispositions of assets	$—	$299	$—
Accounts payable change relating to capital additions	$3,488	$(4,190)	$3,739
Preferred stock dividends paid in common stock	$22,891	$—	$—

See Notes 2, 8 and 9 for additional non-cash investing and financing activities.

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands)
	Series B Preferred Stock	Series C Mandatory Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances, January 1, 2008	$39	$504	$30,364	$725,076	$(274,877)	$12,063	$(640)	$492,529
Net loss					(66,563)			(66,563)
Options granted				2,021				2,021
Options exercised (16,000 shares)			4	133				137
Stock issued to directors (20,000 shares)			5	171				176
Series B deferred dividends declared					(414)			(414)
6.5% Mandatory Convertible Preferred Stock dividends declared					(10,282)			(10,282)
Restricted stock units granted				1,928				1,928
Restricted stock unit distributions (220,000 shares)			55	(55)				—
Common stock issued for 6.5% Mandatory Convertible Preferred Stock dividends (622,000 shares)			156	3,115				3,271
Common stock issued for business and asset acquisitions (12,982,000 shares)			3,245	76,690				79,935
Common stock public offering (34,350,000 shares)			8,587	154,829				163,416
Common stock and warrant private placement issuance (10,244,000 shares)			2,561	17,253				19,814
Common stock issued for donation to charitable foundation (550,000 shares)			138					138
Other comprehensive loss - pensions					436	(29,961)		(29,525)
Reclassification of translation adjustment to loss on sale of discontinued operations						7,146		7,146
Other comprehensive loss						(14,270)		(14,270)
Balances, December 31, 2008	39	504	45,115	981,161	(351,700)	(25,022)	(640)	649,457
Net income					67,826			67,826
Options granted			-	1,068				1,068
Options exercised (10,000 shares)			3	33				36
Stock issued to directors (23,000 shares)			6	78				84
Series B deferred dividends declared					(690)			(690)
6.5% Mandatory Convertible Preferred Stock dividends declared				16,351	(16,351)			—
Restricted stock units granted				1,573				1,573
Restricted stock unit distributions (152,000 shares)			39	(39)				—
Bonuses paid through stock issuances (925,000 shares)			230	1,932				2,162
Common stock and warrant private placement issuance (17,391,000 shares)			4,348	53,213				57,561
Common stock and warrant public offering (36,800,000 shares)			9,200	61,751				70,951
Warrants exercised (24,000 shares)			6	53				59
Conversion of 12% Convertible Preferred Stock to common stock (2,629,000 shares)			657	3,902				4,559
Other comprehensive income						10,839		10,839
Balances, December 31, 2009	39	504	59,604	1,121,076	(300,915)	(14,183)	(640)	865,485
Net income					48,983			48,983
Options granted				1,121				1,121
Options exercised (696,000 shares)			174	3,743			(718)	3,199
Stock issued to directors (82,000)			20	410				430
Series B Preferred Stock dividends declared					(552)			(552)
6.5% Mandatory Convertible Preferred Stock dividends declared					(13,093)			(13,093)
Restricted stock units granted				1,895				1,895
Restricted stock unit distributions (480,000 shares)			120	(120)			(693)	(693)
Bonuses and other compensation paid through stock issuances (1,046,000 shares)			262	(262)				—
Warrants exercised (14,215,000 shares)			3,553	46,341				49,894
6.5% Mandatory Convertible Preferred Stock dividends paid in common stock (3,886,000 shares)			971	5,547				6,518
Other comprehensive loss						(934)		(934)
Balances, December 31, 2010	$39	$504	$64,704	$1,179,751	$(265,577)	$(15,117)	$(2,051)	$962,253

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

Certain consolidated financial statement amounts have been reclassified to conform to the 2010 presentation.  These reclassifications had no effect on the net income, comprehensive income, accumulated deficit, or cash flows as previously recorded.

On April 16, 2008, we completed the acquisition of the companies owning 70.3% of the joint venture operating the Greens Creek mine, resulting in 100% ownership of Greens Creek by our various wholly owned subsidiaries.  The operating results of the 70.3% portion of Greens Creek are included in our operating results from the date of acquisition and, therefore, operating results on a period-by-period basis may not be comparable.  See Note 17 for further discussion.

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

B.  Assumptions and Use of Estimates — Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. We consider our most critical accounting estimates to be future metals prices, obligations for environmental, reclamation and closure matters, mineral reserves, and valuation of business combinations. Other significant areas requiring the use of management assumptions and estimates relate to reserves for contingencies and litigation; asset impairments, including long-lived assets and investments; valuation of deferred tax assets; inventory net realizable value; and post-employment, post-retirement and other employee benefit assets and liabilities;. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions.

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

E.  Inventories — Inventories are stated at the lower of average costs incurred or estimated net realizable value. Major types of inventories include materials and supplies and metals product inventory, which is determined by the stage at which the ore is in the production process (stockpiled ore and finished goods).

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

Drilling and related costs of approximately $3.6 million, $1.6 million and $3.1 million, respectively, for the years ended December 31, 2010, 2009 and 2008 met our criteria for capitalization listed above, at our properties that are in the production stage.

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

H. Depreciation, Depletion and Amortization — Capitalized costs are depreciated or depleted using the straight-line method or unit-of-production method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 1 to 22 years, but do not exceed the useful life of the individual asset. Determination of expected useful lives for amortization calculations are made on a property-by-property or asset-by-asset basis at least annually. Our estimates for mineral reserves are a key component in determining our units of production depreciation rates. Our estimates of proven and probable ore reserves may change, possibly in the near term, resulting in changes to depreciation, depletion and amortization rates in future reporting periods.

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

J. Proven and Probable Ore Reserves — At least annually, management reviews the reserves used to estimate the quantities and grades of ore at our mines which we believe can be recovered and sold economically. Management’s calculations of proven and probable ore reserves are based on engineering and geological estimates, including future metals prices and operating costs. From time to time, management obtains external audits of reserves. A third-party audit of our 2009 reserve model at the Lucky Friday unit was completed in January 2010, and a partial audit of 2009 reserves at Greens Creek was concluded during 2010.

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

K. Pension Plans and Other Post-retirement Benefits — We maintain pension plans covering substantially all U.S. employees and provide certain post-retirement benefits for qualifying retired employees. Pension benefits generally depend on length and level of service and age upon retirement. Substantially all benefits are paid through pension trusts. We contributed approximately $0.3 million related to our unfunded supplemental executive retirement plan during 2010 and 2009, and expect to contribute $0.3 million related to this plan in 2011. We did not contribute to our other pension plans during 2010 and 2009, and do not expect to do so in 2011.

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

L. Income and Production Taxes — We provide for federal, state and foreign income taxes currently payable, as well as those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Federal, state and foreign tax benefits are recorded as a reduction of income taxes, when applicable. We record deferred tax liabilities and assets for expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

We classify mine license taxes incurred in the states of Alaska and Idaho as other direct production costs reported in our gross profits. Our costs for mine license taxes for the years ended December 31, 2010, 2009, and 2008 were $9.6 million, $5.3 million, and $1.9 million, respectively. Approximately 98% of the taxes accrued in all three periods were for the State of Alaska.

For additional information, see Note 5 — Income Taxes.

M. Reclamation and Remediation Costs (Asset Retirement Obligations)  — At our operating properties, we record a liability for the present value of our estimated environmental remediation costs, and the related asset created with it, in the period in which the liability is incurred. The liability is accreted and the asset is depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation are made in the period incurred.

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

Accruals for closure costs, reclamation and environmental matters for operating and non-operating properties totaled $318.8 million at December 31, 2010, and we anticipate that the majority of these expenditures relating to these accruals will be made over the next three years. It is reasonably possible the ultimate cost of reclamation and remediation could change in the future, and that changes to these estimates could have a material effect on future operating results as new information becomes known.

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

At December 31, 2010, metals contained in concentrates and exposed to future price changes totaled 1.3 million ounces of silver, 6,035 ounces of gold, 16,726 tons of zinc, and 4,613 tons of lead.  However, as discussed in P. Risk Management Contracts below, we began utilizing a program in 2010 to mitigate the risk of negative price adjustments with limited mark-to-market financially settled forward contracts for our zinc and lead sales.

Sales from our Greens Creek and Lucky Friday units include significant value from by-product metals mined along with net values of each unit’s primary metal.  We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate. Within our cost per ounce calculations, because we consider zinc and lead to be by-products of our silver production, the values of these metals offset operating costs.  While value from zinc, lead, and gold is significant at Greens Creek, and value from lead and zinc is significant at Lucky Friday, we believe identification of silver as the primary product, with the other metals we produce as by-product credits, is appropriate because i) silver has historically accounted for a higher proportion of revenue than any other metal and is expected to do so in the future, ii) our operations are situated in mining districts associated with silver production or have deposits containing unusually high portions of silver, iii) our operations generally utilize selective mining methods to target silver and metallurgical treatment that maximize silver recovery, and iv) we have historically presented our operations as primary producers of silver, based on the original analyses that justified putting them into production, and believe that consistency in disclosure is important to our investors regardless of the relationships of metals prices and production from year to year.

Sales of metals in products tolled by refiners and sold directly by us, rather than sold to smelters, are recorded at contractual amounts when title and risk of loss transfer to the buyer. We sell finished metals after refining, as well as doré produced at our locations.

Changes in the market price of metals significantly affect our revenues, profitability, and cash flow. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control, such as political and economic conditions, demand, forward selling by producers, aggregation by metals speculators and others, expectations for inflation, central bank sales, custom smelter activities, the relative exchange rate of the U.S. dollar, purchases and lending, investor sentiment, and global mine production levels. The aggregate effect of these factors is impossible to predict. Because our revenue is derived from the sale of silver, gold, lead, and zinc, our earnings are directly related to the prices of these metals.

O. Foreign Currency — The functional currency for our operations located in the U.S., Mexico and Canada was the U.S. dollar for all periods presented. Accordingly, for the San Sebastian unit in Mexico and our Canadian office, we have translated our monetary assets and liabilities at the period-end exchange rate, and non-monetary assets and liabilities at historical rates, with income and expenses translated at the average exchange rate for the current period. All translation gains and losses have been included in the current period net income (loss).

For the years ended December 31, 2010 and 2008, we recognized total net foreign exchange losses of $37,000 and $13.2 million, respectively.  For the year ended December 31, 2009, we recognized a total net foreign exchange gain of $0.1 million. The net loss in 2008 included a $13.3 million in net foreign exchange loss related to our discontinued Venezuelan operations, which is included in Loss from discontinued operations, net of tax with the remaining balance included in Net foreign exchange gain (loss), on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Exchange control regulations enacted in Venezuela in 2005 limited our ability to repatriate cash and receive dividends or other distributions without substantial cost. Exchanging our cash held in local currency into U.S. dollars could be done through specific governmental programs, or through the use of negotiable instruments at conversion rates that were higher than the official rate (parallel rate) on which we incurred foreign currency losses. During 2008, we exchanged the U.S. dollar equivalent of approximately $38.7 million valued at the official exchange rate of 2,150 Bolivares to $1.00, for $25.4 million at open market exchange rates, in compliance with applicable regulations, incurring a foreign exchange loss for the difference.

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

P. Risk Management Contracts — We use derivative financial instruments as part of an overall risk-management strategy that is used as a means of managing exposure to base metals prices and interest rates. We do not hold or issue derivative financial instruments for speculative trading purposes.

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

In the second quarter of 2010 we began utilizing two financially-settled forward contract programs to manage the exposure to changes in prices of zinc and lead contained in 1) our concentrate shipments between the time of sale and final settlement and 2) our forecasted future concentrate shipments.  The contracts under these programs do not qualify for hedge accounting, and are marked-to-market through earnings each period.  See Note 10 for additional information on base metal derivative contracts, including open positions as of December 31, 2010.

In May 2008, we entered into an interest rate swap agreement that had the economic effect of modifying the LIBOR-based variable interest obligations associated with our term facility.  In October 2009, we repaid the remaining outstanding balance on our term facility.  As a result, we determined hedge accounting for the swap to be inappropriate as of September 30, 2009, and wrote-off the remaining $0.8 million accumulated unrealized loss and recorded a $38,000 mark-to-market adjustment for the fair value of the swap through interest expense in the third quarter of 2009.   In October 2009, we paid $0.7 million to settle the remaining fair value liability associated with the swap.  For additional information regarding our credit facilities and interest rate swap, see Notes 6 and 10.

Q. Stock Based Compensation — The fair value of the equity instruments granted to employees are estimated on the date of grant using the Black-Scholes pricing model, utilizing the same methodologies and assumptions as we have historically used.   We recognized stock-based compensation expense of approximately $3.4 million, $2.7 million and $4.1 million, respectively, during 2010, 2009 and 2008, which was recorded to general and administrative expenses, exploration and cost of sales and other direct production costs.   As of December 31, 2010, the majority of the instruments outstanding were fully vested.

For additional information on our employee stock option and unit compensation, see Notes 8 and 9.

R. Pre-Development Expense — Costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, are expensed due to the lack of proven and probable reserves, which would indicate future recovery of these expenses.

S.  Legal Costs – Legal costs incurred in connection with a potential loss contingency are accrued and recorded to expense as incurred.

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

Potential dilutive common shares include outstanding stock options, unvested restricted stock awards, stock units, warrants and convertible preferred stock for periods in which we have reported net income. For periods in which we reported net losses, potential dilutive common shares are excluded, as their conversion and exercise would be anti-dilutive. See Note 14 for additional information.

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

V.  Fair Value Measurements — We disclose the following information for each class of assets and liabilities that are measured at fair value:
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

1)
total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earnings  are reported in the statement of operations;

2)
the amount of these gains or losses attributable to the change in unrealized gains or losses relating to those assets or liabilities still held at the reporting period date and a description of where those unrealized gains or losses are reported;

3)	purchases, sales, issuances, and settlements (net); and
4)      transfers into and/or out of Level 3.
d.
The amount of the total gains or losses for the period in (c)(1) included in earnings  that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date and a description of where those unrealized gains or losses are reported in the statement of operations; and

e.	In annual periods only, the valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques, if any, during the period.

W. New Accounting Pronouncements — In January 2010, the FASB issued ASU 2010-06, which amends Subtopic 820-10 to require new disclosures on fair value measurements as follows:

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

The new disclosures and clarifications of existing disclosures discussed above are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this guidance has not, and is not expected to have a material impact on our consolidated financial statements.

During February 2010, the FASB issued ASU 2010-08, which corrected existing guidance for various topics.  The update became generally effective for the first reporting period (including interim periods) beginning after issuance.  These conditions did not have a material impact on our consolidated financial statements.

Note 2. Cash, Investments, and Restricted Cash

Cash

Our cash is maintained in various financial institutions, with a large majority of our cash balances at December 31, 2010 invested in either U.S. government paper (treasury or agency) or U.S. government or treasury money market funds which are not insured by the Federal Deposit Insurance Corporation (“FDIC”).  A small portion of our cash balances are held in bank accounts insured by the FDIC for either unlimited amounts (for noninterest-bearing accounts) or up to $250,000 per institution (for interest-bearing accounts).  Some of these balances were in interest-bearing accounts and exceeded the $250,000 federally insured limit applicable for those institutions.  We have not experienced losses on cash balances exceeding the federally insured limits, but there can be no assurance that we will not experience such losses in the future.

Investments

At December 31, 2010, the fair value of our current investments was $1.4 million, with current investments of $1.1 million held at December 31, 2009.  At December 31, 2010 and 2009, the fair value of our non-current investments was $1.2 million and $2.2 million, respectively. Marketable equity securities are carried at fair market value, as they are classified as “available-for-sale.”  The basis of our current investments held at December 31, 2010, representing equity securities, was approximately $0.8 million.  The basis of our non-current investments, representing equity securities, was approximately $0.2 million and $2.0 million, respectively, at December 31, 2010 and 2009.  The $0.8 million of current investments basis at December 31, 2010 represents approximately 3.6 million shares of Rusoro stock transferred to us upon the sale of El Callao and Drake Bering (see Note 12 for information on the sale of our discontinued Venezuelan operations).  During the second quarter of 2010, we recognized a $0.7 million loss in current earnings on impairment of the Rusoro shares, as we determined the impairment to be other-than-temporary.

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

At December 31, 2010, total unrealized gains of $0.7 million for current investments held having a net gain position, total unrealized gains of $0.8 million for non-current investments held having a net gain position, and total unrealized losses of $0.2 million for non-current investments held having a net loss position were included in accumulated other comprehensive income (loss).

Restricted Cash and Investments

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Restricted investments primarily represent investments in money market funds and certificates of deposit. These investments (which included current and non-current balances) are restricted primarily for reclamation funding or surety bonds and were $10.3 million at December 31, 2010, and $11.8 million at December 31, 2009.

Note 3: Properties, Plants, Equipment and Mineral Interests, and Lease Commitments

Properties, Plants, Equipment and Mineral Interests

Our major components of properties, plants, equipment, and mineral interests are (in thousands):

	December 31,
	2010	2009
Mining properties, including asset retirement obligations	$276,869	$268,259
Development costs	114,071	106,700
Plants and equipment	351,146	317,736
Land	10,301	9,270
Mineral interests	358,857	356,038
Construction in progress	65,346	45,098
	1,176,590	1,103,101
Less accumulated depreciation, depletion and amortization	343,302	283,583
Net carrying value	$833,288	$819,518

During 2010, we incurred total capital expenditures, excluding additions acquired under  capital leases, of approximately $70.9 million, which included $53.1 million at the Lucky Friday unit and $16.3 million at the Greens Creek unit.

Capital Leases

During 2010 and 2009 we entered into lease agreements for equipment at our Greens Creek and Lucky Friday units which we have determined to be capital leases.  As of December 31, 2010 and 2009, we have recorded $8.9 million and $5.7 million, respectively, for the gross amount of assets acquired under the capital leases and $3.1 million and $1.0 million, respectively, in accumulated depreciation, classified as plants and equipment in Properties, plants, equipment and mineral interests.  See Note 6 for information on future obligations related to our capital leases.

Operating Leases

We enter into operating leases during the normal course of business. During the years ended December 31, 2010, 2009 and 2008, we incurred expenses of $3.0 million, $2.4 million and $2.0 million, respectively, for these leases. At December 31, 2010, future obligations under our non-cancelable operating leases were as follows (in thousands):

Year ending December 31,
2011	$2,986
2012	2,797
2013	2,213
2014	2,028
2015	337
Thereafter	1,347
Total	$11,708

Note 4: Environmental and Reclamation Activities

The liabilities accrued for our reclamation and closure costs at December 31, 2010 and 2009, were as follows (in thousands):

	2010	2009
Operating properties:
Greens Creek	$35,267	$35,258
Lucky Friday	1,130	1,106
Non-operating properties:
San Sebastian	218	218
Grouse Creek	13,651	15,942
Coeur d’Alene Basin and Bunker Hill	262,153	72,316
Republic	3,800	3,800
All other sites	2,578	2,561
Total	318,797	131,201
Reclamation and closure costs, current	(175,484)	(5,773)
Reclamation and closure costs, long-term	$143,313	$125,428

The activity in our accrued reclamation and closure cost liability for the years ended December 31, 2010, 2009 and 2008, was as follows (in thousands):

Balance at January 1, 2008	$106,139
Accruals for estimated costs	811
Liability addition due to the purchase price allocation for the acquisition of 70.3% of Greens Creek	12,145
Revision of estimated cash flows due to changes in reclamation plans	13,114
Liability reduction due to the sale of discontinued operations	(4,474)
Payment of reclamation obligations	(6,388)
Balance at December 31, 2008	121,347
Accruals for estimated costs	5,980
Revision of estimated cash flows due to changes in reclamation plans	3,347
Receipt of settlement payment for shared reclamation costs incurred	3,150
Payment of reclamation obligations	(2,623)
Balance at December 31, 2009	131,201
Accruals for estimated costs	196,067
Payment of reclamation obligations	(8,471)
Balance at December 31, 2010	$318,797

During the fourth quarter of 2010, in response to the EPA’s recent $1.3 billion cleanup plan for the upper Coeur d’Alene River Basin issued for public comment, Hecla Limited re-examined its liability for the Basin.  As a part of this process, Hecla Limited commissioned an update of the upper Basin cleanup plan originally developed in 2007 as an alternative to the EPA’s proposal outlined in the 2002 interim Record of Decision.  Thereafter, in February of 2011, the negotiators representing Hecla and the United States and the Coeur d’Alene Indian Tribe (“Plaintiffs”) and the State of Idaho with respect to the Coeur d’Alene Basin environmental litigation and related claims reached an understanding on proposed financial terms to be incorporated in to a comprehensive settlement that would contain additional terms yet to be negotiated. Accordingly, we recorded an additional $193.2 million provision, bringing our accrual to $262.2 million as of December 31, 2010. See the Accrual for Basin Claims section of Note 7, and Note 19, Subsequent Event for more information.

In March 2010, Hecla Limited received an invoice for $5.3 million from the EPA to cover response costs incurred by the EPA in performing work required by the Bunker Hill Superfund Site Consent Decree.  Prior to this invoice, Hecla Limited determined its potential range of liability for these costs of between $2.7 and $6.8 million, and accrued $2.7 million (the minimum of this range), as we believed no amount within the range was more likely than any other.  Upon receiving the EPA’s March invoice, Hecla Limited increased its accrual to $5.3 million in the first quarter of 2010, and resolved the claim with payment of the invoice amount in May 2010.  See Note 7, Bunker Hill Superfund Site for more information.

In December 2009 we received $3.3 million plus interest for settlement of a claim by us against ASARCO through their bankruptcy proceeding.  The claim was for costs incurred by us for ASARCO’s share of such costs under cost sharing agreements. See Note 7, Bunker Hill Superfund Site for further discussion of the ASARCO claim.  Prior to receipt of the claim settlement, our accrued reclamation and closure cost liability was recorded net of approximately $3.2 million of the ASARCO claim amount.    Therefore, receipt of the claim settlement resulted in a $3.2 million increase to our accrued reclamation and closure liability balance, with the remaining $0.1 million recorded as a decrease to accounts receivable.

Asset Retirement Obligations

Below is a reconciliation as of December 31, 2010 and 2009 (in thousands), of the asset retirement obligations relating to our operating properties, which are included in our total accrued reclamation and closure costs of $318.8 million and $131.2 million, respectively, discussed above. The estimated reclamation and abandonment costs were discounted using credit adjusted, risk-free interest rates ranging from 6% to 7% from the time we incurred the obligation to the time we expect to pay the retirement obligation.

	2010	2009
Balance January 1	$36,364	$30,843
Changes in obligations due to changes in reclamation plans	—	4,304
Accretion expense	627	1,608
Payment of reclamation obligations	(594)	(391)
Balance at December 31	$36,397	$36,364

Note 5: Income Taxes

Major components of our income tax provision (benefit) for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	2010	2009	2008
Continuing operations:
Current:
Federal	$10,063	$(1,277)	$3
State	6,694	33	(170)
Foreign	459	664	370
Total current income tax provision	17,216	(580)	203
Federal and state deferred income tax (benefit) provision	(140,748)	(7,100)	3,604
Total income tax (benefit) provision from continuing operations	(123,532)	(7,680)	3,807

Discontinued operations:
Tax provision for loss on sale of discontinued operations	—	—	2,944

Total income tax (benefit) provision	$(123,532)	$(7,680)	$6,751

Domestic and foreign components of income (loss) from operations before income taxes for the years ended December 31, 2010, 2009 and 2008, are as follows (in thousands):

	2010	2009	2008
Domestic	$(66,348)	$59,779	$(23,823)
Foreign	(8,201)	367	(9,543)
Discontinued operations	—	—	(26,446)
Total	$(74,549)	$60,146	$(59,812)

The annual tax provision (benefit) is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax income (loss). The reasons for the difference are (in thousands):

	2010		2009			2008
Computed “statutory” (benefit) provision	$(26,092)	35%	$21,051	35%		$(20,934)	(35)%
Percentage depletion	(8,858)	12	(7,953)	(16)		(2,594)	(4)
Net increase (utilization) of U.S. and foreign tax loss carryforwards	2,713	(3)	(13,098)	(19)		23,528	39
Change in valuation allowance other than utilization	(88,069)	118	(7,100)	(12)		3,604	6
Discontinued operations	—	—	—	—		2,944	5
Tax loss carryback from change in tax law	—	—	(1,989)	(3)		—	—
State taxes, net of federal taxes	(4,717)	6	33	—		(171)	—
Effect of U.S. AMT, foreign taxes other	1,491	(2)	1,376	2		374	—
	$(123,532)	166%	$(7,680)	(13	) %	$6,751	11%

We evaluated the positive and negative evidence available to determine whether a valuation allowance is required on our deferred tax assets.  At December 31, 2010 and 2009, the balances of our valuation allowances were $19 million and $104 million, respectively. For the year ended December 31, 2010, the U.S. federal and state deferred tax assets for tax loss carryforwards were reduced by utilization from current taxable income of approximately $77 million.  Also, during the fourth quarter of 2010, due to increased gross profits and a favorable outlook for metal prices supporting future taxable income and our assessment that our deferred tax assets were more likely than not recoverable, we recorded a reduction in valuation allowance on U.S. deferred assets of $88 million.  The amount of the deferred tax asset considered recoverable, however, could be reduced in the near term if estimates of future taxable income are reduced. The valuation allowance on losses in foreign jurisdictions and foreign tax credits increased by $3 million.

The components of the net deferred tax asset were as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Accrued reclamation costs	$129,687	$53,284
Deferred exploration	14,596	9,820
Foreign net operating losses	16,850	14,413
Federal net operating losses	36,744	63,762
State net operating losses	924	2,778
Tax credit carryforwards	15,040	3,656
Unrealized loss	8,459	—
Miscellaneous	13,737	12,455
Total deferred tax assets	236,037	160,168
Valuation allowance	(19,073)	(104,429)
Total deferred tax assets	216,964	55,739
Deferred tax liabilities:
Pension costs	(568)	(1,263)
Properties, plants and equipment	(29,037)	(8,824)
Total deferred tax liabilities	(29,605)	(10,087)
Net deferred tax asset	$187,359	$45,652

We plan to permanently reinvest earnings from foreign subsidiaries. For the years 2010, 2009 and 2008 we had no unremitted foreign earnings. Foreign net operating losses carried forward are shown above as a deferred tax asset, with a corresponding valuation allowance as discussed below.

We recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized principally due to the expiration of foreign net operating losses and foreign tax credit carryforwards. The changes in the valuation allowance for the years ended December 31, 2010, 2009 and 2008, are as follows (in thousands):

	2010	2009	2008
Balance at beginning of year	$(104,429)	$(138,848)	$(115,413)
Increase related to non-utilization of net operating loss carryforwards and non-recognition of deferred tax assets due to uncertainty of recovery	(2,713)	—	(39,679)
Decrease related to net recognition of deferred tax assets	88,069	7,100	16,244
Decrease related to utilization and expiration of deferred tax assets	—	27,319	—
Balance at end of year	$(19,073)	$(104,429)	$(138,848)

As of December 31, 2010, for U.S. income tax purposes, we have federal and state net operating loss carryforwards of $105 million and $26 million, respectively.  These net operating loss carryforwards have a 20 year expiration period, the earliest of which could expire in 2020.  We have foreign net operating loss carryforwards of approximately $56 million, which expire between 2011 and 2030. We have approximately $12 million in alternative minimum tax credit carryforwards which do not expire and are eligible to reduce future U.S. tax liabilities.  Our utilization of U.S. net operating loss carryforwards may be subject to annual limitations if there is a change in control as defined under Internal Revenue Code Section 382.

In addition, at December 31, 2010 and 2009 we had $19.1 million and $15.4 million, respectively, of additional federal net operating loss carryovers relating to excess tax benefits from the exercise of employee stock options and the vesting of restricted stock awards. These amounts are not reflected in our deferred tax asset for net operating loss carryovers, and will be recognized in the period in which these tax benefits reduce income taxes payable.

The Company and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.  We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 1993, or examinations by foreign tax authorities for years prior to 2004.  We currently have no tax years under examination.

The Company had no unrecognized tax benefits as of December 31, 2010 or December 31, 2009, and there was no change in unrecognized tax benefits during the current year.  Due to the net operating loss carryover provision, coupled with the lack of any unrecognized tax benefits, the Company has not provided for any interest or penalties associated with any uncertain tax positions.  If interest and penalties were to be assessed, our policy is to charge interest to interest expense, and penalties to other operating expense.  It is not anticipated that there will be any significant changes to unrecognized tax benefits within the next 12 months.

Note 6: Credit Facilities and Capital Leases

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

In October 2009 we entered into an amended $60 million senior secured revolving credit agreement. The agreement was amended in March 2010 to extend the term of the amended agreement and reduce the commitment fee rate and interest rate spreads.  In July 2010, the agreement was again amended to change the way excess cash flow is calculated and to allow us to use our excess cash flow for permitted purposes through the term of the credit agreement rather than limiting such use to a one year period.   The agreement was amended once more in December 2010 to extend the term of the amended agreement, reduce the commitment fee rate and interest rate spreads, allow the issuance of secured and unsecured debt and investments to governmental authorities as payment of obligations owed to such authorities, and to allow the release of certain liens and security interests granted to the lenders to secure the credit facility. The facility is collateralized by our Greens Creek assets, including the shares of common stock owned by us in the wholly-owned subsidiaries that hold the equity interest in the joint venture that owns the Greens Creek mine.  Amounts borrowed under the credit agreement are available for general corporate purposes.  The interest rate on outstanding loans under the amended agreement is between 2.75% and 3.5% above the LIBOR or an alternative base rate plus an applicable margin of between 1.75% and 2.5%.  We are required to pay a standby fee of between 0.825% and 1.05% per annum on undrawn amounts under the amended revolving credit agreement.  The credit facility is effective until January 31, 2014. We incurred $0.6 million in interest expense in 2010 for the amortization of loan origination fees and $1.0 million in interest expense for commitment fees relating to the revolving credit agreement.    The credit agreement includes various covenants and other limitations related to our various financial ratios and indebtedness and investments, as well as other information and reporting requirements, including the following limitations:

•	Leverage ratio (calculated as total debt divided by EBITDA) of not more than 3.0:1.
•	Interest coverage ratio (calculated as EBITDA divided by interest expense) of not less than 3.0:1.
•	Current ratio (calculated as current assets divided by current liabilities) of not less than 1.10:1.
•	Tangible net worth of greater than $500 million.

We were in compliance with all covenants under the amended credit agreement as of December 31, 2010.  We have not drawn funds on the current revolving credit facility as of the filing date of this Form 10-K.

Capital Leases

We entered into five 48-month lease agreements in 2010 and 2009 for equipment at our Greens Creek and Lucky Friday units, which we have determined to be capital leases.    The total obligation for future minimum future lease payments was $6.9 million at December 31, 2010, with $0.6 million attributed to interest.  The annual maturities of capital lease commitments, including interest, and current and non-current liability balances as of December 31, 2010 are:

Year ending December 31,
2011	$2,876
2012	1,913
2013	1,448
2014	654
Total	6,891
Less: imputed interest	(618)
Net capital lease obligation	6,273
Less: current portion	2,481
Non-current portion	3,792

Note 7: Commitments and Contingencies

Bunker Hill Superfund Site

In 1994, our wholly owned subsidiary, Hecla Limited, as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), entered into a Consent Decree with the U.S. Environmental Protection Agency (“EPA”) and the State of Idaho concerning environmental remediation obligations at the Bunker Hill Superfund site, a rectangular 21-square-mile site located near Kellogg, Idaho (the “Box”). The 1994 Consent Decree (the “Box Decree” or “Decree”) settled Hecla Limited’s response-cost responsibility under CERCLA in the Box. Parties to the Decree included Hecla Limited, Sunshine Mining and Refining Company (“Sunshine”) and ASARCO Incorporated (“ASARCO”). Sunshine subsequently filed bankruptcy and settled all of its obligations under the Box Decree.

In 1994, Hecla Limited entered into a cost-sharing agreement with other potentially responsible parties, including ASARCO, relating to required expenditures under the Box Decree. ASARCO defaulted on its obligations under the cost-sharing agreement and consequently in August 2005, Hecla Limited filed a lawsuit against ASARCO in Idaho State Court seeking amounts due Hecla Limited for work completed under the Decree. Hecla Limited also claimed certain amounts due Hecla Limited under a separate agreement related to expert costs incurred to defend both parties with respect to the Coeur d’Alene Basin litigation in Federal District Court, discussed further below. After Hecla Limited filed suit, ASARCO filed for Chapter 11 bankruptcy protection in United States Bankruptcy Court in Texas in August 2005. As a result of this filing, an automatic stay was put in effect for Hecla Limited’s claims against ASARCO. Hecla Limited was unable to proceed with the Idaho State Court litigation against ASARCO because of the stay, and asserted its claims in the context of the bankruptcy proceeding.

In late September 2008, Hecla Limited reached an agreement with ASARCO to allow Hecla Limited’s claim against ASARCO in ASARCO’s bankruptcy proceedings in the amount of approximately $3.3 million.  Hecla Limited’s claim included approximately $3.0 million in global clean-up costs incurred by Hecla Limited for ASARCO’s share of such costs under the cost sharing agreement related to the Box Decree.  The remaining $300,000 was litigation-related costs incurred by Hecla Limited for ASARCO’s share of expert fees in the Coeur d’Alene River Basin litigation.  The agreement also provided that Hecla Limited and ASARCO release each other from any and all liability described below under the cost sharing agreement, the Box Decree and at the Coeur d’Alene River Basin CERCLA site.  That agreement was approved by the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) on October 27, 2008.

On July 9, 2008, the United States and the State of Idaho reached a settlement agreement with ASARCO under the Box Decree. That agreement, among other things, provided for the payment by ASARCO of $16.8 million for various costs and settled ASARCO’s liability under the Decree.  The Bankruptcy Court approved that settlement on August 1, 2008.

In late 2009, both the Bankruptcy Court and the U.S. Federal District Court in Texas approved ASARCO’s Plan of Reorganization.  As a result, in December 2009 Hecla Limited received all of its $3.3 million allowed claim plus interest from ASARCO in the bankruptcy proceeding.  In addition, pursuant to the Plan of Reorganization in the ASARCO bankruptcy proceeding, the United States and the State of Idaho received the aforementioned $16.8 million, plus interest, from ASARCO for their allowed combined claims under the Box Decree.

In March 2010, Hecla Limited received an invoice from the EPA to recover response costs incurred by the EPA in performing work required by the Box Decree between January 2002 and March 2006. The invoice was a demand for payment of a portion of the costs previously identified by the EPA in a notice to Hecla Limited in December 2005 (which was not a demand for payment).  This invoice was for approximately $5.3 million and represented the total costs alleged to have been incurred by the EPA at the Box during the period less approximately $9.5 million received by the EPA toward these costs from the ASARCO bankruptcy in late 2009. Prior to this invoice, Hecla Limited had determined a range of potential liability for these costs of between $2.7 and $6.8 million.  Because Hecla Limited believed no dollar amount within the range was more likely than any other based on the information available to it at that time, Hecla Limited accrued $2.7 million for this potential liability representing the minimum of the range.  Based upon the March 2010 invoice, Hecla Limited increased its accrual for this potential liability to $5.3 million in the first quarter of 2010, and resolved the claim with payment of the invoice amount in May 2010.

In February 2011, the negotiators representing Hecla and the United States and the Coeur d’Alene Indian Tribe (“Plaintiffs’) and the State of Idaho with respect to the Coeur d’Alene Basin environmental litigation and related claims (including under the Box Decree) reached an understanding on proposed financial terms to be incorporated into a comprehensive settlement that would contain additional terms yet to be negotiated. Our aggregate accrued liability balance relating to the Box site was $6.7 million at December 31, 2009. Our current accrual for the Box is included in our $262.2 million accrual for the Coeur d’Alene Basin as of December 31, 2010 (see Coeur d’Alene River Basin Environmental Claims, below).

Coeur d’Alene River Basin Environmental Claims

Recent Developments

As described above, in February 2011, we reached an understanding on proposed financial terms of a potential settlement with the Plaintiffs in the Coeur d’Alene Basin environmental litigation described below under Coeur d’Alene Indian Tribe Claims and U.S. Government Claims and the State of Idaho for related claims. While negotiators for Hecla, the Plaintiffs, and the State of Idaho have reached an understanding on proposed financial terms, other material terms remain to be negotiated and, together with the financial terms, incorporated into a final settlement in the form of a proposed Consent Decree.  If the negotiators do reach a final settlement in the form of a proposed Consent Decree that they are prepared  to recommend to their respective managements and clients, the proposed Consent Decree will be subject to (i) approval by the parties’ management and clients, (ii) a 30-day public comment period and a period for responses to those public comments and (iii) approval by the United States District Court in Idaho.  If the Consent Decree is entered, then such a settlement would resolve Hecla Limited’s exposure under CERCLA for the Plaintiffs’ and the State of Idaho’s past government response costs, future environmental remediation costs, and natural resource damages related to historic mining activities in the Basin, as well as all remaining obligations of Hecla Limited under the Box Decree. See U.S. Government Claims and Accrual for Basin Claims, below.

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

U.S. Government Claims

In March 1996, the United States filed a lawsuit in Idaho Federal District Court against certain mining companies, including Hecla Limited, that conducted historic mining operations in the Silver Valley of northern Idaho. The lawsuit asserted claims under CERCLA and the Clean Water Act, and seeks recovery for alleged damages to, or loss of, natural resources located in the Coeur d’Alene River Basin (“Basin”) in northern Idaho for which the United States asserts it is the trustee under CERCLA. The lawsuit claimed that the defendants’ historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also sought declaratory relief as to the defendants’ joint and several liability for response costs under CERCLA for historic mining impacts in the Basin outside the Box. Hecla Limited has asserted a number of defenses to the United States’ claims.

In May 1998, the EPA announced that it had commenced a Remedial Investigation/Feasibility Study under CERCLA for the Basin, including Lake Coeur d’Alene (but excluding the Box), in support of its response cost claims asserted in the United States’ March 1996 lawsuit. In October 2001, the EPA issued its proposed cleanup plan for the Basin. The EPA issued the interim Record of Decision (“ROD”) on the Basin in September 2002, proposing a $359 million Basin-wide cleanup plan to be implemented over 30 years and establishing a review process at the end of the 30-year period to determine if further remediation would be appropriate.  In 2009, the EPA commenced a process that could, by mid-2011, result in an amendment to the ROD for the Basin adopting certain changes to the ecological cleanup plan for the upper portion of the Basin only (in contrast to the 2002 ROD which addressed the entire Basin, including the upper and lower portions).  In February 2010, the EPA issued a draft focused feasibility study report which presents and evaluates alternatives for cleanup of the upper portions of the Basin.  On July 12, 2010, the EPA released for public comment its proposed plan for cleanup of the upper portion of the Basin.  The public comment period concluded on November 23, 2010.  Although a final remedy has not been selected, the proposed cleanup plan is estimated to cost, in net present value terms, approximately $1.3 billion, including work in the Box for which Hecla Limited’s liability was previously established under the Box Decree.

Phase I of the trial on the consolidated Tribe’s and the United States’ claims commenced in January 2001, and was concluded in July 2001. Phase I addressed the extent of liability, if any, of the defendants and the allocation of liability among the defendants and others, including the United States. In September 2003, the Court issued its Phase I ruling, holding that Hecla Limited has some liability for Basin environmental conditions. The Court refused to hold the defendants jointly and severally liable for historic tailings releases and instead allocated a 22% share of liability to ASARCO and a 31% share of liability to Hecla Limited for impacts resulting from these releases. The portion of natural resource damages, past costs and cleanup costs to which this 31% applies, other cost allocations applicable to Hecla Limited, and the Court’s determination whether EPA’s cleanup proposals satisfy CERCLA requirements, should be addressed in Phase II of the litigation. The Court also left issues on the deference, if any, to be afforded the EPA’s cleanup plan, for Phase II.

The Court found that while certain Basin natural resources had been injured, “there has been an exaggerated overstatement” by the plaintiffs of Basin environmental conditions and the mining impact. As stated in their own filings, the United States’ and the Tribe’s claims for natural resource damages for Phase II may be in the range of $2.0 billion to $3.4 billion. Because of a number of factors relating to the quality and uncertainty of the United States’ and Tribe’s natural resource damage claims, Hecla Limited is currently unable to estimate what, if any, liability or range of liability it may have for these claims in the event the recently negotiated financial terms of settlement of the Basin environmental litigation and other claims are not part of any full and final settlement reflected in a Consent Decree.

Two of the defendant mining companies, Coeur d’Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities in the Basin litigation during 2001. On March 13, 2009, the United States reached agreement with ASARCO concerning ASARCO’s liability in the Basin litigation.  The agreement, among other things, required the payment by ASARCO of approximately $482 million to the United States or certain trusts. That agreement was approved by the Bankruptcy Court in an Order dated June 5, 2009. The approval was appealed by ASARCO’s corporate parent.  In late 2009, both the Bankruptcy Court and the U.S. Federal District Court in Texas approved ASARCO’s Plan of Reorganization which, among other things, resolved the parent’s appeal of  the June 5, 2009 Order.  As a result of approval of ASARCO’s Plan of Reorganization in the bankruptcy proceeding, and the distribution of approximately $482 million, plus interest, to the United States or certain trusts in December 2009, ASARCO was dismissed as a defendant in the Idaho Federal Court litigation in September 2010.  This left Hecla Limited as the only defendant remaining in the Basin litigation. Because of the nature of this settlement and of the bankruptcy proceeding, Hecla Limited does not believe the Basin environmental claims asserted against ASARCO in the bankruptcy proceeding or settlement distribution amounts are necessarily indicative of Hecla Limited’s potential liability in the Basin litigation.

Phase II of the trial was scheduled to commence in January 2006. However, as a result of ASARCO’s bankruptcy filing, the Idaho Federal Court vacated the January 2006 trial date and stayed the litigation (the stay remains in effect as of the date of this report). Hecla Limited anticipates that in the event that it is unable to reach a full and final settlement  on the Basin litigation and other claims, the Court will schedule a status conference in early 2011 to address  lifting the stay and rescheduling the Phase II trial date.

During 2000 and 2001, Hecla Limited was involved in settlement negotiations with representatives of the United States, the State of Idaho and the Tribe. These settlement efforts were unsuccessful. However, in 2006, Hecla Limited resumed settlement negotiations relating to the entire Basin (including remaining Box Decree obligations) and on November 10, 2010, the Court issued an Order directing the United States, the Tribe, and Hecla Limited to continue settlement efforts with the assistance of a mediator. By agreement of all parties, the State of Idaho was included in the mediated settlement negotiations.  As such, on or about November 22, 2010, the parties mutually selected a mediator and as of the date of this report, are in mediation.  In February 2011, the negotiators representing Hecla, the Plaintiffs, and the State of Idaho with respect to the Coeur d’Alene Basin environmental litigation and related claims, reached an understanding on proposed financial terms to be incorporated into a comprehensive settlement that would contain additional terms yet to be negotiated, as described above in Coeur d’Alene Basin Environmental Claims.  Complete and final settlement of the litigation and other claims will only occur if the negotiators reach a final settlement in the form of a proposed Consent Decree that they are prepared to recommend to their respective managements and clients.  On February 18, 2011, the Court issued an order giving the parties until April 15, 2011 to file a joint status report regarding settlement efforts and stated no extensions will be given absent a showing of extraordinary cause. Until April 15, 2011, we anticipate that the negotiators will work towards finalizing and agreeing to the settlement terms, followed by a recommendation for approval of the proposed Consent Decree to their respective parties.  If we can agree on the final terms of the Consent Decree, we expect the Consent Decree would be lodged with the Court on or about April 15, 2011,  followed by a 30-day public comment period and a period for responses to those public comments, and then Court approval and entry of the Consent Decree.  There can be no assurance that the parties will resolve all outstanding matters regarding the litigation and other claims, or that the Consent Decree will be entered and become final and binding.

Accrual for Basin Claims

Assuming we are able to fully settle the Basin litigation and other claims with the Plaintiffs and the State of Idaho on the current understanding of the proposed financial terms and are able to negotiate the non-financial terms of settlement in a Consent Decree that the Court enters, Hecla Limited would be obligated for the following payments:

•	$102 million in cash within 30 days after entry of the Consent Decree.

•	$55.5 million in cash or shares of Hecla Mining Company stock, at our election, within 30 days after entry of the Consent Decree.

•	$25 million in cash within 30 days after the first anniversary of entry of the Consent Decree.

•	$15 million in cash within 30 days after the second anniversary of entry of the Consent Decree.

•
$65.9 million by August 2014, in the form of quarterly payments of the proceeds from exercises of any outstanding Series 1 and Series 3 warrants (which have an exercise price of between $2.45 and $2.50 per share) during the quarter with the balance of the $65.9 million due in August 2014 (regardless of the amount of warrants that have been exercised).  We have received proceeds of approximately $9.5 million for the exercise of Series 1 and Series 3 warrants as of the date of this report, which we anticipate would be paid to the Plaintiffs within 30 days after entry of the Consent Decree.

The foregoing payments of $25 million, $15 million, and $65.9 million would require third party surety, the form of which remains to be determined.  Further, from April 16, 2011 until the lodging of the Consent Decree, each of the foregoing payments (with the exception of the $65.9 million payment) would accrue interest at the Prime Rate (currently 3.25%).  The $25 million and $15 million payments would also accrue interest from the date of the Consent Decree until payment at the Superfund rate (currently 0.69%).

In addition to the foregoing payments, we would be obligated to provide a limited amount of land we currently own to be used as a repository waste site. The interests in the land to be provided was acquired by Hecla Limited in prior periods, and will require no further cash.

As a result of the foregoing developments in the Basin litigation settlement discussions, we have accrued a total of $262.2 million for all of Hecla Limited’s environmental obligations in the entire Basin (including the Box) relating to historic mining activities in the Basin.  The $262.2 million represents the net present value of a proposed settlement totaling $263.4 million. The amount of our accrual has increased since September 30, 2010 by $193.2 million, in consequence of the negotiations on financial terms of a potential settlement. This increase in our accrual from prior periods results from several factors impacting the Basin liability, all of which would be addressed in the potential settlement.  These factors include:  (i) as a result of work completed, and information learned by us, in the fourth quarter of 2010, we expect the cost of future remediation and past response costs in the upper Basin to increase from previous estimates; (ii) any potential settlement of the Basin litigation would address the entire Basin, including the lower Basin, for which we do not know the extent of any future remediation plans, other than the EPA has announced that it plans to issue a ROD amendment for the lower Basin in the future, which would include a lower Basin remediation plan for which Hecla Limited may have had some liability; and (iii) inclusion of natural resource damages in any potential settlement, for which we are unable to estimate any range of liability, however, as stated in their own filings, the United States’ and the Tribe’s claims for natural resource damages may range in the billions of dollars.

Although we believe we have reached an understanding on the financial terms of potential settlement with the negotiators for the Plaintiffs in the Coeur d’Alene Basin litigation and the State of Idaho for related claims, those terms are not binding unless and until final settlement is reached and a Consent Decree entered.  In addition to the proposed financial terms of settlement, any potential Consent Decree would also set forth material, non-financial terms of settlement, including a covenant not to sue for matters covered by the Consent Decree.  There can be no assurance that the parties will resolve all outstanding matters regarding the litigation and other claims, or that the Consent Decree will be entered and become final and binding. In such event, Hecla Limited’s liability and future accruals would be based on other factors, which would include (1) EPA’s proposed ROD amendment which includes a remediation plan estimated by EPA to cost $1.3 billion, in net present value terms, (2) yet-to-be determined future remediation in other parts of the Basin, (3) prior orders issued by the Court in Phase I of the federal district court ligation, including its September 2003 order, and (4) other factors and issues to be addressed by the Court in Phase II of the trial.

Despite efforts to reasonably estimate Hecla Limited’s potential liability in the Basin, there can be no assurance that we have accurately estimated such liability, or that the accrual actually represents the total amount that the United States has spent in the past and that Hecla Limited will be required to spend in the future as a result of being found to have some liability for Basin environmental conditions.  In addition, billions of dollars of natural resource damages are sought in the Basin litigation.  Thus, in the event a final Consent Decree settling the litigation and other claims is not reached and entered, Hecla Limited may have liability in excess of the current accrual.  Accordingly, in such event, our accrual could change, perhaps rapidly and materially, depending on a number of factors, including, but not limited to, any amendments to the ROD, information obtained or developed by Hecla Limited prior to Phase II of the trial and its outcome, settlement negotiations, and any interim Court determinations.

Failure to fully and finally settle the Basin litigation and other claims through entry of a Consent Decree could be materially adverse to Hecla Limited’s and Hecla Mining Company’s financial results or financial condition.

Insurance Coverage

In 1991, Hecla Limited initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to Hecla Limited and its predecessors. Hecla Limited believes the insurance companies have a duty to defend and indemnify Hecla Limited under their policies of insurance for all liabilities and claims asserted against it by the EPA and the Tribe under CERCLA related to the Box and the Basin. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla Limited in the Tribe’s lawsuit. During 1995 and 1996, Hecla Limited entered into settlement agreements with a number of the insurance carriers named in the litigation. Prior to 2009, Hecla Limited has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent (30%) of these settlements were paid to reimburse the U.S. Government for past costs under the Box Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against Hecla Limited are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing Hecla Limited with a partial defense in all Basin environmental litigation. As of December 31, 2010, Hecla Limited has not recorded a receivable or reduced its accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

BNSF Railway Company Claim

In early November 2008, BNSF Railway Company (“BNSF”) submitted a contribution claim under CERCLA against Hecla Limited for approximately $52,000 in past costs BNSF incurred in investigation of environmental conditions at the Wallace Yard near Wallace, Idaho. BNSF asserts that a portion of the Wallace Yard site includes the historic Hercules Mill owned and operated by Hercules Mining Company and that Hecla Limited is a successor to Hercules Mining Company. BNSF proposes that we reimburse them for the $52,000 in past costs and agree to pay all future clean up for the Hercules mill portion of the site, estimated to be $291,000, and 12.5% of any other site costs that cannot be apportioned. In April 2010, a settlement among Union Pacific Railroad, BNSF, and the State of Idaho and the United States on behalf of the EPA for cleanup of the Wallace Yard and nearby spur lines was approved in federal court.  We believe construction related to the cleanup occurred in 2010. Hecla Limited requested and received additional information from BNSF regarding the nature of its claim; however, we do not believe that the outcome of this claim will have a material adverse effect on Hecla Limited’s or our results from operations or financial position.  Hecla Limited has not recorded a liability relating to the claim as of December 31, 2010.

Rio Grande Silver Guaranty

On February 21, 2008, our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), entered into an agreement with Emerald Mining & Leasing, LLC (“EML”) and Golden 8 Mining, LLC (“G8”) to acquire the right to earn-in to a 70% interest in the San Juan Silver Joint Venture, which holds a land package in the Creede Mining District of Colorado.  On October 24, 2008, Rio entered into an amendment to the agreement which delays the incurrence of qualifying expenses to be paid by Rio pursuant to the original agreement.  In connection with the amended agreement, we are required to guarantee certain environmental remediation-related obligations of EML to Homestake Mining Company of California (“Homestake”) up to a maximum liability to us of $2.5 million.  As of December 31, 2010, we have not been required to make any payments pursuant to the guaranty.  We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to Homestake (which has since been acquired by Barrick Gold Corp.). However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties named in the amended agreement, have jointly and severally agreed to reimburse and indemnify us for any such payments.  We have not recorded a liability relating to the guaranty as of December 31, 2010.

Lucky Friday Water Permit Exceedances

In late 2008 and during 2009, Hecla Limited experienced a number of alleged water permit exceedances for water discharges at its Lucky Friday unit.  The 2008 alleged violations resulted in Hecla Limited entering into a Consent Agreement and Final Order (“CAFO”) and a Compliance Order with the EPA in April 2009, which included an extended compliance timeline.  In connection with the CAFO, Hecla Limited agreed to pay an administrative penalty to the EPA of $177,500 to settle any liability for such exceedances.  The 2009 alleged violations were the subject of a December 2010 letter from the EPA informing Hecla Limited that EPA is prepared to seek civil penalties for these alleged violations, as well as for alleged unpermitted discharges of waste water in 2009 at the Lucky Friday unit.  In the same letter, EPA invited Hecla Limited to discuss these matters with them prior to filing a complaint. Hecla Limited disputes EPA’s assertions, but has begun negotiations with EPA in an attempt to resolve the matter.

Hecla Limited has undertaken efforts to bring its water discharges at the Lucky Friday unit into compliance with the permit, but cannot provide assurances that it will be able to fully comply with the permit limits in the future.

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

As of January 2010, EPA had allegedly incurred approximately $91 million in response costs to implement remedial measures at the Gilt Edge site, and estimates future response costs will total $72 million.  Hecla Limited did not acquire CoCa until 1991, well after CoCa discontinued its involvement with the Gilt Edge site.  In addition, CoCa is and always has been a separate corporate entity from Hecla Limited.  Therefore, we believe that Hecla Limited is not liable for any cleanup, and if CoCa might be liable, it has limited assets with which to satisfy any such liability. In August 2010, CoCa initiated negotiations with the United States in order to reach a settlement of its liabilities at the site that accounts for CoCa’s limited financial resources.  In late September 2010, in connection with these negotiations, CoCa received a request from the Department of Justice for additional information regarding its finances.  CoCa provided written responses and additional information in January 2011.

Nelson Tunnel/Commodore Waste Rock Pile Superfund Site

In August 2009, the EPA made a formal request to CoCa for information regarding the Nelson Tunnel/Commodore Waste Rock Pile Superfund Site in Creede, Colorado.  A timely response was provided and EPA later arranged to copy additional documents.  CoCa was involved in exploration and mining activities in Creede during the 1970s and the 1980s.  No formal claim for response costs under CERCLA has been made against CoCa for this site.  Hecla Limited did not acquire CoCa until 1991, well after CoCa discontinued its historical activities in the vicinity of the site. In addition, CoCa is and always has been a separate corporate entity from Hecla Limited. Therefore, we believe that Hecla Limited is not liable for any cleanup, and if CoCa might be liable, it has limited assets with which to satisfy any such liability.

Other Commitments

Our contractual obligations as of December 31, 2010 included approximately $1.3 million for commitments relating to capital items at Lucky Friday and Greens Creek.  In addition, our commitments relating to open purchase orders at December 31, 2010 included approximately $1.9 million and $0.5 million, respectively, for various capital items at the Greens Creek and Lucky Friday units, and approximately $0.3 million and $0.6 million, respectively, for various non-capital costs.  We also have total commitments of approximately $6.9 million relating to scheduled payments on capital leases, including interest, for equipment at our Greens Creek and Lucky Friday units (see Note 6 for more information).

We had letters of credit for approximately $9.4 million outstanding as of December 31, 2010 for reclamation and workers’ compensation insurance bonding, of which $7.6 million related to the reclamation performance bond in the amount of $30.5 million for the Greens Creek unit.

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

Note 8: Employee Benefit Plans

Pensions and Post-retirement Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees and provide certain post-retirement benefits for qualifying retired employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2010, and a statement of the funded status as of December 31, 2010 and 2009 (in thousands):

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$66,813	$65,733	$1,295	$9,953
Service cost	2,203	2,269	46	15
Interest cost	3,724	3,661	73	55
Amendments	—	—	—	442
Plan terminations	—	—	—	(8,950)
Actuarial loss (gain)	7,907	(1,304)	40	(197)
Benefits paid	(3,722)	(3,546)	(24)	(23)
Benefit obligation at end of year	76,925	66,813	1,430	1,295
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	64,889	60,280	—	—
Actual return on plan assets	8,976	7,832	—	—
Employer and employee contributions	319	323	24	23
Benefits paid	(3,722)	(3,546)	(24)	(23)
Fair value of plan assets at end of year	70,462	64,889	—	—
Funded status at end of year	$(6,463)	$(1,924)	$1,430	$(1,295)

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2010 and 2009 (in thousands):

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Other non-current assets:
Prepaid benefit costs	$1,438	$3,105	$—	$—
Current liabilities:
Accrued benefit liability	(323)	(336)	(54)	(56)
Other non- current liabilities:
Accrued benefit liability	(7,577)	(4,693)	(1,375)	(1,239)
Accumulated other comprehensive (income) loss	17,859	15,356	(395)	(428)
Net amount recognized	$11,397	$13,432	$(1,824)	$(1,723)

The benefit obligation and prepaid benefit costs were calculated by applying the following weighted average assumptions:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Discount rate	5.50%	5.75%	5.50%	5.75%
Expected rate of return on plan assets	8.00%	8.00%	—	—
Rate of compensation increase	4.00%	4.00%	—	—

The above assumptions were calculated based on information as of December 31, 2010 and 2009, the measurement dates for the plans. The discount rate is generally based on the rates of return available as of the measurement date from high-quality fixed income investments, which in past years we have used Moody’s AA bond index as a guide to setting the discount rate. The expected rate of return on plan assets is based upon consideration of the plan’s current asset mix, historical long-term return rates and the plan’s historical performance. Our current expected rate on plan assets of 8.0% is substantially equal to our past twelve-year’s average annual return rate of 8.04%.

Net periodic pension cost (income) for the plans consisted of the following in 2010, 2009 and 2008 (in thousands):

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
Service cost	$2,203	$2,269	$1,687	$46	$15	$8
Interest cost	3,724	3,661	3,640	73	55	52
Expected return on plan assets	(5,041)	(4,673)	(6,409)	—	—	—
Amortization of prior service cost	602	602	561	53	(3)	(3)
Amortization of net gain (loss) from earlier periods	867	1,232	(22)	(46)	(43)	(50)
Net periodic pension cost (income)	$2,355	$3,091	$(543)	$126	$24	$7

The allocations of investments at December 31, 2010 and 2009, the measurement dates of the plan, by asset category in the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan are as follows:

	Hecla		Lucky Friday
	2010	2009	2010	2009
Interest-bearing cash	3%	1%	3%	1%
Equity securities	34%	28%	34%	29%
Debt securities	39%	44%	39%	43%
Real estate	10%	10%	10%	10%
Absolute return hedge funds	0%	12%	0%	12%
Precious metals and other	14%	5%	14%	5%
Total	100%	100%	100%	100%

 Our statement of investment policy and objectives lays out the responsibilities of the board, the management investment committee, the investment manager(s), and investment advisor/consultant, and provides guidelines on investment and investment management. Investment objectives are established for each of the asset categories included in the pension plans with comparisons of performance against appropriate benchmarks. Our policy calls for each portion of the investments to be supervised by a qualified investment manager. The investment managers are monitored on an ongoing basis by our outside consultant, with formal reporting to us and the consultant performed each quarter. The policy sets forth the following allocation of assets:

	Target	Minimum	Maximum
Large cap U.S. equities	10%	7%	13%
Small cap U.S. equities	5%	4%	6%
Non-U.S. equities	10%	8%	12%
Fixed income	35%	29%	43%
Real estate	15%	12%	18%
Absolute return hedge funds	15%	12%	18%
Real return	10%	8%	12%

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

Accounting guidance has established a hierarchy of assets that are measured at fair value on a recurring basis. The three levels included in the hierarchy are:

Level 1: quoted prices in active markets for identical assets or liabilities

Level 2: significant other observable inputs

Level 3: significant unobservable inputs

The fair values by asset category in each plan, along with their hierarchy levels, are as follows as of December 31, 2010 (in thousands):

	Hecla				Lucky Friday
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest-bearing cash	$1,495	$—	$—	$1,495	$466	$—	$—	$466
Common stock	4,460	—	—	4,460	1,135	—	—	1,135
Closely held instruments	—	3,660	12,508	16,168	—	994	3,356	4,350
Partnership/joint venture interests	—	3,360	—	3,360	—	935	—	935
Common collective funds	—	4,305	—	4,305	—	1,109	—	1,109
Mutual funds	25,882	—	—	25,882	6,797	—	—	6,797
Total fair value	$31,837	$11,325	$12,508	$55,670	$8,398	$3,038	$3,356	$14,792

The following is a reconciliation of assets in level 3 of the fair value hierarchy (in thousands):

	Hecla	Lucky Friday
Beginning balance at December 31, 2009	$11,027	$2,947
Net unrealized gains on assets held at the reporting date	1,237	330
Purchases	244	79
Ending balance at December 31, 2010	$12,508	$3,356

Precious metals and other include our common stock in the amounts of $5.2 million and $3.1 million at December 31, 2010 and 2009, the measurement dates of the plan, respectively. These investments represent approximately 7.0% and 5.0% of the total combined assets of these plans at December 31, 2010 and 2009, respectively.

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

The future benefit payments, which reflect expected future service as appropriate, are estimates of what will be paid in the following years (in thousands):

Year Ending December 31,	Pension Plans	Other Post- Employment Benefit Plans
2011	$4,035	$54
2012	4,185	58
2013	4,421	61
2014	4,592	66
2015	4,737	69
Years 2016-2020	24,760	408

We expect to contribute approximately $0.3 million related to our unfunded supplemental executive retirement plan next year.  We do not expect to contribute to our other pension plans during the next year.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $22.7 million, $20.6 million and $14.8 million, respectively, as of December 31, 2010, and $18.6 million, $18.3 million and $13.5 million, respectively, as of December 31, 2009.

For plans with fair values of assets in excess of accumulated benefit obligations, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $54.3 million, $48.9 million and $55.7 million, respectively, as of December 31, 2010, and $48.3 million, $43.2 million and $51.4 million, respectively, as of December 31, 2009.

For the pension plans and other benefit plans, the following amounts are included in accumulated other comprehensive income on our balance sheet as of December 31, 2010, that have not yet been recognized as components of net periodic benefit cost (in thousands):

	Pension Benefits	Other Benefits
Net actuarial (gain) loss	$15,159	$(658)
Prior-service cost	2,700	263

For the pension plans and other benefit plans, we expect to recognize as components of net periodic benefit cost during 2011 (in thousands):

	Pension Benefits	Other Benefits
Net actuarial (gain) loss	$880	$(43)
Prior-service cost	403	44

During 2011, we do not expect to have any of the plans’ assets returned.

We adjusted the pension plan assets in the first quarter of 2008 to reflect a measurement date of December 31, 2007.  The effect of changing the measurement date from September 30, 2007 to December 31, 2007 resulted in an increase to our pension asset of $0.5 million, a reduction of retained earnings of $0.4 million and a reduction of other comprehensive income of $0.1 million.

Capital Accumulation Plans

Our employees’ Capital Accumulation Plan is available to all U.S. salaried and certain hourly employees and applies immediately upon employment. Employees may contribute from 1% to 50% of their annual compensation to the plan. We make a matching contribution of 100% of an employee’s contribution up to, but not exceeding, 6% of the employee’s earnings. Our matching contribution was approximately $2.1 million in 2010, and $2.0 million in 2009, and $1.5 million in 2008.

We also maintain an employees’ 401(k) plan, which is available to all hourly employees at the Lucky Friday unit after completion of six months of service. Employees may contribute from 2% to 50% of their compensation to the plan. We make a matching contribution of 35% of an employee’s contribution up to, but not exceeding, 5% of the employee’s earnings. In May 2010, union contract negotiations resulted in a change to the matching contribution of 35%.  Starting after May 10, 2010 the matching contribution is 55% of an employee’s contribution up to, but not exceeding, 5% of the employee’s earnings.  Our contribution was approximately $229,000 in 2010, $147,000 in 2009 and $154,000 in 2008.

Note 9: Shareholders’ Equity

Common Stock

In May 2010 our shareholders voted to approve an amendment to our Certificate of Incorporation increasing the number of authorized shares of our common stock from 400,000,000 to 500,000,000 shares of common stock, $0.25 par value per share, of which 258,821,623 shares of common stock were issued as of December 31, 2010. All of our currently outstanding shares of common stock are listed on the New York Stock Exchange under the symbol “HL”.

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

Registration Statements

In February of 2010, we filed a shelf registration statement on form S-3ASR with the U.S. Securities and Exchange Commission, allowing us to sell common and preferred shares, warrants, and debt securities upon the additional issuance of prospectus supplements. Net proceeds of any securities sold would be used for general corporate purposes unless indicated otherwise in an applicable prospectus supplement. We have issued no securities pursuant to this statement.

In September of 2007, we filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission for the issuance of shares of common or preferred stocks, warrants, or debt securities, with net proceeds to be used for general corporate purposes. This registration statement became ineffective in February 2009. The following securities were issued pursuant to this registration statement:

•	In December 2007, 2,012,500 shares of 6.5% Mandatory Convertible Preferred Stock. As discussed under Preferred Stock below, all shares converted to common shares on January 1, 2011.

•	In September 2008, 34.4 million shares of common stock.

•	In December 2008, 10.2 million shares of common stock, Series 1 warrants to purchase 8.1 shares of common stock, and Series 2 warrants to purchase 7.7 million shares of common stock.

•	In February 2009, 36.8 million shares of common stock and Series 3 warrants to purchase 18.4 million shares of common stock.

For a summary of warrants issued and outstanding, see the table under Status of Warrants, below.

In December of 2005, we filed Form S-4 with the U.S. Securities and Exchange Commission for the issuance of shares and warrants for common stock to be issued in business combination transactions. This registration statement became ineffective in February 2009. We issued 6.9 million shares of our common stock in November 2008 pursuant to this registration statement in our acquisition of substantially all of the assets of Independence Lead Mines (see Note 17 for more information on the acquisition).

Private Placement Offering

On June 2, 2009, we entered into a definitive agreement to sell securities in a private placement for gross proceeds of approximately $60 million, which closed on June 4, 2009.  The securities in the sale included:

•	Approximately 17.4 million shares of our common stock.

•
Series 4 warrants to purchase up to approximately 12.2 million shares of our common stock at an exercise price of $3.68 per share, subject to certain adjustments.  The Series 4 warrants became exercisable on December 7, 2009 and were exercisable during the 181 day period following that date.

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

	Shares	Value
Common Stock	17,391,302	$43,393
Series 4 warrants to purchase Common Stock	12,173,913	14,168
Total		$57,561

Status of Warrants

The following table summarizes certain information about our stock purchase warrants at December 31, 2010:

Warrants Outstanding	Warrants	Exercise Price	Expiration Date

Series 1 warrants	6,328,793	$2.45	June 2014
Series 1 warrants	460,976	2.56	June 2014
Series 3 warrants	17,689,744	3.68	August 2014

Total warrants outstanding	24,479,513

Preferred Stock

Our Charter authorizes us to issue 5,000,000 shares of preferred stock, par value $0.25 per share. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by our Board of Directors. The Board may fix the number of shares constituting each series and increase or decrease the number of shares of any series. As of December 31, 2010, 2,170,316 shares were outstanding, including 157,816 shares of Series B Preferred Stock and 2,012,500 shares of 6.5% Mandatory Convertible Preferred Stock. Our Series B Preferred Stock is listed on the New York Stock Exchange under the symbol “HL PB.”

On January 1, 2011, all 2,012,500 outstanding shares of our 6.5% Mandatory Convertible Preferred Stock were automatically converted to shares of our common stock at a conversion rate of 9.3773 shares of Common Stock for each share of 6.5% Mandatory Convertible Preferred Stock.  We issued approximately 18.9 million shares of common stock in connection with the mandatory conversion.

In connection with the Fourth Amendment of our credit agreement in February 2009, we established a new series of 12% Convertible Preferred Stock.  Pursuant to the amended and restated credit agreement, 42,621 shares of the 12% Convertible Preferred Stock were issued to the lenders in February 2009 and valued at $4.3 million at the time of issuance.  In addition, we agreed to issue to the lenders an aggregate amount of 12% Convertible Preferred Stock equal to 3.75% of the aggregate principal amount of the term facility outstanding on each subsequent July 1st and January 1st that the term loan was outstanding until the term facility was paid in full.  However, we entered into a Fifth Amendment of our credit agreement in June 2009 which waived, through September 15, 2009, the 3.75% semiannual fee to be paid in the 12% Convertible Preferred Stock.  The fee waiver was extended in September 2009 for an additional month, until October 15, 2009, and we repaid the remaining outstanding principal balance on the credit facility on October 14, 2009.  See Note 6 for more information on our credit facilities.

In July of 2009, certain holders of 12% Convertible Preferred Stock converted 13,700 shares of their preferred stock into 828,326 shares of Common Stock.  In October of 2009, the holders of the remaining 12% Convertible Preferred Stock converted their remaining 28,921 preferred shares into 1,801,171 shares of Common Stock pursuant to the Certificate of Designations, and there are no longer any shares of 12% Convertible Preferred Stock outstanding.

Ranking

The Series B Preferred Stock ranks senior to our common stock and any shares of Series A Junior Participating Preferred shares (none of which have ever been issued) with respect to payment of dividends, and amounts upon liquidation, dissolution or winding up.

While any shares of Series B Preferred Stock are outstanding, we may not authorize the creation or issue of any class or series of stock that ranks senior to the Series B Preferred Stock as to dividends or upon liquidation, dissolution or winding up without the consent of the holders of 66 2/3% of the outstanding shares of Series B Preferred Stock and any other series of preferred stock ranking on a parity with respect to the Series B Preferred Stock as to dividends and upon liquidation, dissolution or winding up, voting as a single class without regard to series.

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

Dividends on our 6.5% Mandatory Convertible Preferred Stock were payable on a cumulative basis when, as, and if declared by our board of directors, at an annual rate of 6.5% per share on the liquidation preference of $100 per share in cash, common stock, or a combination thereof, on January 1, April 1, July 1, and October 1 of each year to, and including, January 1, 2011.  We declared and paid our quarterly dividends on the 6.5% Mandatory Convertible Preferred Stock through the third quarter of 2008. On August 29, 2008 the Board of Directors declared that the regular quarterly dividend on the outstanding 6.5% Mandatory Convertible Preferred Stock in the amount of $1.625 per share would be paid in Common Stock of Hecla, for a total amount of approximately $3.27 million in Hecla Common Stock (with cash for fractional shares). The value of the shares of Common Stock issued as dividends was calculated at 97% of the average of the closing prices of Hecla’s Common Stock over the five consecutive trading day period ending on the second trading day immediately preceding the dividend payment date.

On December 5, 2008 the board of directors announced that in the interest of cash conservation, quarterly payment of dividends to the holders of both the Hecla Series B Preferred Stock and the 6.5% Mandatory Convertible Preferred Stock would be deferred.  On December 1, 2009, we announced that our board of directors elected to declare and pay all dividends in arrears and the dividend scheduled for the fourth quarter of 2009 for each of our outstanding series of preferred stock.  In January 2010, the $0.7 million in dividends declared and unpaid on our Series B Preferred Stock was paid in cash, and the dividends declared and unpaid on our 6.5% Mandatory Convertible Preferred stock were paid in Common Stock, for a total amount of approximately $16.4 million in our Common Stock (with cash for fractional shares).  We continued to declare and pay quarterly dividends on our Series B and 6.5% Mandatory Convertible Preferred Stock in 2010.  Each quarterly dividend declared for the Series B Preferred Stock through 2010 was paid in cash, for a total of $0.6 million in cash dividends declared in 2010, or $3.50 per share.  Dividends declared for the first and second quarters of 2010 for the 6.5% Mandatory Convertible Preferred Stock were paid in shares of Common Stock (with cash for fractional shares).  The value of the shares of Common Stock issued as dividends was calculated at 97% of the average of the closing prices of our Common Stock over the five consecutive trading day period ending on the second day immediately preceding the dividend payment date.  Dividends declared for the third and fourth quarters of 2010 for the 6.5% Mandatory Convertible Preferred Stock were paid in cash, for a total $6.5 million in cash dividends declared in 2010, or $3.25 per share.  The fourth quarter dividend, which was the final dividend to be paid on the 6.5% Mandatory Convertible Preferred Stock as a result of its mandatory conversion to Common Stock, was paid in cash in January 2011.

Redemption

The Series B Preferred Stock is redeemable at our option, in whole or in part, at $50 per share, plus, all dividends undeclared and unpaid on the Series B Preferred Stock up to the date fixed for redemption.

Liquidation Preference

The Series B preferred stockholders are entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $50 per share of Series B Preferred Stock plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution to such holders (the “Liquidation Preference”), and no more. Until the Series B preferred stockholders have been paid the Liquidation Preference in full, no payment will be made to any holder of Junior Stock upon our liquidation, dissolution or winding up. The term “Junior Stock” means our common stock and any other class of our capital stock issued and outstanding that ranks junior as to the payment of dividends or amounts payable upon liquidation, dissolution and winding up to the Series B Preferred Stock. As of December 31, 2010 and 2009, our Series B Preferred Stock had a liquidation preference of $7.9 million and $8.6 million, respectively.

As of December 31, 2010 and 2009, our 6.5% Mandatory Convertible Preferred Stock had a liquidation preference of $201.3 million and $217.6 million, respectively, or $100 per share plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution to such holders (the “Liquidation Preference”), and no more.  However, as discussed above, all shares of 6.5% Mandatory Convertible Preferred Stock outstanding at December 31, 2010 converted to Common Stock on January 1, 2011.

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

Each share of our 6.5% Mandatory Convertible Preferred Stock automatically converted on January 1, 2011, into 9.3773 shares of our Common Stock, representing approximately 18.9 million common shares.

Stock Award Plans

We use stock-based compensation plans to aid us in attracting, retaining and motivating our employees, as well as to provide us with the ability to provide incentives more directly linked to increases in stockholder value. These plans provide for the grant of options to purchase shares of our common stock and the issuance of restricted share units of our common stock.

Stock-based compensation expense amounts recognized for the years ended December 31, 2010, 2009 and 2008 were approximately $3.4 million, $2.7 million, and $4.1 million, respectively.  Over the next twelve months, we expect to recognize approximately $0.5 million in additional compensation expense as the remaining options and units vest.

Stock Incentive Plans

Our 1995 Stock Incentive Plan, as amended in 2004, authorized the issuance of up to 11.0 million shares of our common stock pursuant to the grant or exercise of awards under the plan. The 1995 plan expired in May 2010.  During the second quarter of 2010, our shareholders voted to approve the adoption of our 2010 Stock Incentive Plan and to reserve up to 20,000,000 shares of common stock for issuance under the Plan.  The Board of Directors committee that administers the 2010 plan has broad authority to fix the terms and conditions of individual agreements with participants, including the duration of the award and any vesting requirements.

During 2009 and 2008, respectively, 514,238 and 22,082 options to acquire shares expired under the 1995 plan, and such options became available for re-grant under the 1995 plan. At December 31, 2009 and 2008, respectively, there were 2,332,216 and 3,449,697 shares available for future grant under the 1995 plan.  However, the 1995 plan terminated in May 2010.  At December 31, 2010, there were 19,911,631 shares available for future grant under the 2010 plan.

Deferred Compensation Plan

 We maintain a deferred compensation plan that was approved by our shareholders, which allows eligible officers and key employees to defer a portion or all of their stock-based compensation. A total of 6.0 million shares of common stock are authorized under this plan. During 2010, the Board of Directors approved the grant of 10,000 restricted common stock units which will vest in 2011 and 2012.

In 2009, the Board of Directors approved the grant of 1,593,974 restricted common stock units, of which 49,708 units reverted to the plan due to employee termination in 2010. A total of 1,450,680 units were distributed as common stock in 2010 based on predetermined dates as elected by the participants, with remaining stock units vesting in 2011, 2012, and 2013.

During 2008, the Board of Directors approved the grant of 197,810 restricted common stock units, 15,221 of which reverted back to the plan due to employee terminations. A total of 181,310 of the stock units vested in May 2009, and were distributed based upon predetermined dates as elected by the participants.

Directors’ Stock Plan

In 1995, we adopted the Hecla Mining Company Stock Plan for Nonemployee Directors (the “Directors’ Stock Plan”), which may be terminated by our Board of Directors at any time. Each nonemployee director is to be credited on May 30 of each year with that number of shares determined by dividing $24,000 by the average closing price for our common stock on the New York Stock Exchange for the prior calendar year. All credited shares are held in trust for the benefit of each director until delivered to the director. Delivery of the shares from the trust occurs upon the earliest of: (1) death or disability; (2) retirement; (3) a cessation of the director’s service for any other reason; or (4) a change in control. The shares of our common stock credited to non-employee directors pursuant to the Directors’ Stock Plan may not be sold until at least six months following the date they are delivered. A maximum of one million shares of common stock may be granted pursuant to the Directors’ Stock Plan. During 2010, 2009 and 2008, respectively, 48,825, 22,568 and 19,488 shares were credited to the nonemployee directors. During 2010, 2009 and 2008, $168,000, $84,000 and $176,000, respectively, were charged to operations associated with the Directors’ Stock Plan. At December 31, 2010, there were 671,061 shares available for grant in the future under the plan.

Status of Stock Options

The fair value of the options granted during the years ended December 31, 2010, 2009, and 2008 were estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions given below:

	2010	2009	2008
Weighted average fair value of options granted	$3.18	$3.42	$3.72
Expected stock price volatility	92.00%	90.00%	51.00%
Risk-free interest rate	1.43%	1.99%	2.58%
Expected life of options	2.9 years	2.7 years	3.1 years

We estimate forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms and vesting schedules. We have not paid dividends on common shares since 1990, and no assumption of dividend payment is made in the model.

During 2010, 2009 and 2008, respectively, options to acquire 352,517, 559,685 and 542,560 shares were granted to our officers and key employees. Of the options granted in 2010, 2009 and 2008, 322,854, 559,685 and 509,560, respectively, were granted without vesting requirements.  The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2010 before applicable income taxes was $5.8 million, based on our closing stock price of $11.26 per common share at December 31, 2010. The majority of options outstanding were fully vested at December 31, 2010.

Transactions concerning stock options pursuant to our stock option plans are summarized as follows:

	Shares Subject to Options	Weighted Average Exercise Price
Outstanding, December 31, 2009	1,671,450	$6.29
Granted	352,517	$5.48
Exercised	(696,166)	$4.88
Expired	(58,133)	$9.68
Outstanding, December 31, 2010	1,269,668	$6.68

Of the outstanding shares above, all except options to purchase 22,163 shares of common stock were exercisable at December 31, 2010. The weighted average remaining contractual term of options outstanding and exercisable at December 31, 2010 was three years.

The aggregate intrinsic values of options exercised during the years ended December 31, 2010, 2009, and 2008 were approximately $1.5 million, $22,000 and $0.1 million, respectively. We received cash proceeds of $3.4 million for options exercised in 2010, $36,000 for options exercised in 2009, and $0.1 million for options exercised in 2008.

Restricted Stock Units

Unvested restricted stock units, for which the board of directors has approved grants to employees, are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested, January 1, 2010	578,653	$3.21
Granted	346,120	$5.66
Canceled	(56,141)	$3.46
Distributed	(480,131)	$3.54
Unvested, December 31, 2010	388,501	$4.94

Of the 388,501 units unvested at December 31, 2010, 272,796 will vest in May 2011.  Remaining units will be distributable based on predetermined dates as elected by the participants, unless participants forfeit their units through termination in advance of vesting. We have recognized approximately $1.2 million in compensation expense since grant date, and will record an additional $0.5 million in compensation expense over the remaining vesting period related to these units.

480,131 stock units vested in May and June 2010 and were distributed or deferred as elected by the recipients under the provisions of the deferred compensation plan. We recognized approximately $0.6 million in compensation expense related to these units in 2010.

For stock units issued, under the terms of the plan and upon vesting, management authorized a net settlement of distributable shares to employees after consideration of individual employees’ tax withholding obligations, at the election of each employee.  As a result, in 2010 we repurchased 128,892 shares for $0.7 million, or approximately $5.37 per share.  An additional 125,690 shares were issued as treasury shares pursuant to a cashless stock option exercise.

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

In April 2010, we began utilizing financially-settled forward contracts to sell lead and zinc at fixed prices for settlement at approximately the same time that our unsettled concentrate sales contracts will settle.  The settlement of each concentrate contract is based on the average spot price of the metal during the month of settlement, which may differ from the prices used to record the sale when the sale takes place.  The objective of the contracts is to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At December 31, 2010, we recorded a current liability of $2.0 million, which is included in current derivative contract liabilities, for the fair value of the contracts.  We recognized a $3.0 million net loss on the contracts during 2010, which is included in sales of products.  The net loss recognized on the contracts offset price adjustments on our provisional concentrate sales related to changes to lead and zinc prices between the time of sale and final settlement.

In addition, in May 2010 we began utilizing financially-settled forward contracts to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  At December 31, 2010, we recorded a current liability of $18.0 million, which is included in current derivative contract liabilities, and a non-current liability of $0.8 million, which is included in other non-current liabilities, for the fair value of the contracts.  We recognized a $20.8 million net loss on the contracts, including $2.0 million in losses realized on settled contracts, during 2010. The net loss on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.  The losses recognized during 2010 are the result of increasing lead and zinc prices during the end of 2010.  However, this program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following table summarizes the quantities of base metals committed under forward sales contracts at December 31, 2010:

	Metric tonnes under contract		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2011 settlements	11,575	3,925	$1.05	$1.11

Contracts on forecasted sales
2011 settlements	19,475	15,550	$0.96	$0.96
2012 settlements	21,475	15,000	$1.11	$1.11

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

We periodically use derivative financial instruments to manage interest rate risk. In May 2008, we entered into an interest rate swap agreement that had the economic effect of modifying the LIBOR-based variable interest obligations associated with our term facility.  As a result, the interest payable related to the term facility balance was to be fixed at a rate of 9.38% until the scheduled maturity on September 30, 2010 per the amended and restated credit facility.  See Note 1 – Q. Risk Management Contracts for more information.  Hedge accounting was applied for this swap and the terms of the interest rate swap agreement including the notional amounts, interest rate reset dates, and maturity dates matched the terms of the hedged note to which the swap agreement pertained.  At inception and on an ongoing basis, we performed an effectiveness test using the hypothetical derivative method, and the swap was determined to be highly effective at offsetting changes in the fair value of the hedged note.  The interest rate swap was designated as a cash flow hedge, and the fair value of the swap was calculated using the discounted cash flow method based on market observable inputs.  In October 2009, we repaid the remaining $38.3 million term facility balance (see Note 6 for more information).  As a result, we determined hedge accounting for the swap to be inappropriate as of September 30, 2009, and wrote-off the remaining $0.8 million accumulated unrealized loss and recorded a $38,000 mark-to-market adjustment for the fair value of the swap through interest expense in the third quarter of 2009.   We paid $0.7 million in October 2009 to settle the remaining fair value liability associated with the swap. See Note 6 of Notes to Consolidated Financial Statements for more information on our credit facilities.

In February 2009, we reached an agreement to amend the terms of our credit facilities to defer all scheduled term facility principal payments due in 2009, totaling $66.7 million, to 2010 and 2011.  On June 8, 2009, we repaid $57.1 million of the outstanding term credit facility balance using proceeds from a private placement equity offering (see Note 9 for more information), and on June 29, 2009, we repaid an additional $18.2 million of the outstanding term facility balance as a part of another amendment to our term credit facility (see Note 6).  As a result of these credit facility amendments and repayments, the hedging relationship was de-designated and a new hedging relationship was re-designated in each case.  A final retrospective hedge effectiveness assessment was performed on the prior hedging relationships at the date of each de-designation, and only the May 5, 2008 hedging relationship was determined to be ineffective for the first quarter ended March 31, 2009.  Consequently, the change in fair value of the swap of $0.2 million between December 31, 2008 and February 3, 2009 was recorded as a gain on the income statement.  The amount of unrealized loss included in accumulated other comprehensive income relating to the prior hedge was recognized in the income statement in the third quarter of 2009, as the remaining term facility balance was repaid in October 2009.

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

Note 11: Business Segments and Significant Customers

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

Prior to the first quarter of 2009, we reported an additional segment, the San Sebastian unit, for our various properties and exploration activities in Mexico.  However, as a result of a  temporary decrease in exploration activity there  in 2009 and our ownership of 100% of Greens Creek (discussed further below), we have determined that the San Sebastian unit no longer meets the criteria for disclosure as a reportable segment.

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

On April 16, 2008, we completed the acquisition of the companies owning 70.3% of the joint venture operating the Greens Creek mine for $700 million in cash and 4,365,000 million shares of our common stock, resulting in 100% ownership of Greens Creek by our various wholly owned subsidiaries.  Accordingly, the information on our segments presented below reflects our 100% ownership of Greens Creek as of the April 16, 2008 acquisition date, and our previous 29.7% ownership interest prior to that date.  See Note 17 for more information on the acquisition.

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

Sales of metal concentrates and metal products are made principally to custom smelters and metals traders. The percentage of sales from continuing operations contributed by each segment is reflected in the following table:

	Year Ended December 31,
	2010	2009	2008
Greens Creek	74.8%	73.4%	68.9%
Lucky Friday	25.2%	26.6%	31.1%
	100%	100%	100%

The tables below present information about reportable segments as of and for the years ended December 31 (in thousands).

	2010	2009	2008
Net sales from continuing operations to unaffiliated customers:
Greens Creek	$313,318	$229,318	$141,103
Lucky Friday	105,495	83,230	63,562
	$418,813	$312,548	$204,665
Income (loss) from operations:
Greens Creek	$138,973	$79,329	$(2,489)
Lucky Friday	48,639	27,146	14,636
Other	(239,167)	(31,203)	(37,506)
	$(51,555)	$75,272	$(25,359)
Capital additions (including non-cash additions):
Greens Creek	$18,280	$17,520	$721,387
Lucky Friday	54,370	15,990	58,698
Other	2,089	30	12,860
	$74,739	$33,540	$792,945

Depreciation, depletion and amortization from continuing operations:
Greens Creek	$51,671	$52,909	$30,022
Lucky Friday	8,340	9,928	5,185
	$60,011	$62,837	$35,207
Other significant non-cash items from continuing operations:
Greens Creek	$17,829	$2,974	$1,194
Lucky Friday	5,053	22	18
Other	57,651	(6,687)	10,260
	$80,533	$(3,691)	$11,472
Identifiable assets:
Greens Creek	$740,573	$771,433	$800,030
Lucky Friday	170,928	116,797	103,748
Other	470,992	158,554	85,013
	$1,382,493	$1,046,784	$988,791

The following is sales information by geographic area, based on the location of concentrate shipments and location of parent company for sales from continuing operations to metal traders, for the years ended December 31 (in thousands):

	2010	2009	2008
United States	$24,708	$19,127	$14,169
Canada	124,862	136,248	102,508
Mexico	16,258	20,413	16,304
Japan	62,740	43,356	26,127
Korea	94,114	77,492	34,653
China	73,257	15,912	10,904
Belgium	25,907	—	—
	$421,846	$312,548	$204,665

Sales of products for the year ended December 31, 2010 also include a net loss of $3.0 million on financially-settled forward contracts for lead and zinc contained in our concentrate sales.  See Note 10 for more information.

The following are our long-lived assets by geographic area as of December 31 (in thousands):

	2010	2009
United States	$833,196	$819,404
Mexico	92	114
	$833,288	$819,518

Sales from continuing operations to significant metals customers as a percentage of total sales were as follows for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Teck Metals Ltd.	29.6%	43.6%	50.1%
Korea Zinc	20.7%	23.4%	16.9%
Trafigura AG	17.4%	—	—

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

The following table details selected financial information included in the loss from discontinued operations in the consolidated statements of operations for the year ended December 31, 2008 (in thousands):

Sales of products	$23,855
Cost of sales and other direct production costs	(21,656)
Depreciation, depletion and amortization	(4,785)
Exploration expense	(1,167)
Other operating expense	(44)
Provision for closed operations	(502)
Interest income	212
Foreign exchange loss	(13,308)
Loss from discontinued operations	$(17,395)

Note 13: Fair Value Measurement

The table below sets forth our assets and liabilities (in thousands) that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.  See Note 8 for information on the fair values of our defined benefit pension plan assets.

	Balance at December 31, 2010	Balance at December 31, 2009	Input Hierarchy Level
Assets:

Cash and cash equivalents:
Money market funds and other bank deposits	$283,606	$104,678	Level 1

Available for sale securities:
Equity securities – mining industry	2,668	3,295	Level 1

Trade accounts receivable:
Receivables from provisional concentrate sales	36,295	25,141	Level 2

Restricted cash balances:
Certificates of deposit and other bank deposits	10,314	11,774	Level 1

Total assets	$332,883	$144,888

Liabilities:

Derivative contracts:
Base metal forward contracts	20,794	—	Level 2

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

During the second quarter of 2010, we began utilizing financially-settled forward contracts to manage the exposure of changes in prices of zinc and lead contained in our concentrate shipments that have not reached final settlement.  We also began utilizing financially-settled forward contracts in the second quarter of 2010 to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments (see Note 10 for more information).  These contracts do not qualify for hedge accounting, and are marked-to-market through earnings each period.  The fair value of each contract represents the difference between the forward metal price for the contract settlement period as of the measurement date and the contract settlement metal price, multiplied by the quantity of metal involved in the contract.

Note 14: Income (Loss) per Common Share

We calculate basic earnings per share using, as the denominator, the weighted average number of common shares outstanding during the period. Diluted earnings per share uses, as its denominator, the weighted average number of common shares outstanding during the period plus the effect of potential dilutive common shares during the period using the treasury stock method for options, warrants, and restricted stock units, and if-converted method for convertible preferred shares.

Potential dilutive common shares include outstanding stock options, restricted stock awards, stock units, warrants and convertible preferred stock for periods in which we have reported net income. For periods in which we reported net losses, potential dilutive common shares are excluded, as their conversion and exercise would not reduce earnings per share. Under the if-converted method, preferred shares would not dilute earnings per share in any of the periods presented.

A total of 2,170,316 shares of preferred stock were outstanding at December 31, 2010, of which 2,012,500 shares were converted to 18.9 million shares of common stock at the rate of 9.3773 common shares per 6.5% Mandatory Convertible Preferred Share on January 1, 2011.

The following table represents net income (loss) per common share – basic and diluted (in thousands, except earnings per share):

	Year ended December 31,
	2010	2009	2008
Numerator
Income (loss) from continuing operations	$48,983	$67,826	$(37,173)
Preferred stock dividends	(13,633)	(13,633)	(13,633)
Income (loss) from continuing operations applicable to common shares	35,350	54,193	(50,806)
Loss on discontinued operations, net of tax	—	—	(17,395)
Loss on sale of discontinued operations, net of tax	—	—	(11,995)
Net income (loss) applicable to common shares for basic and diluted earnings per share	$35,350	$54,193	$(80,196)

Denominator
Basic weighted average common shares	251,146	224,933	141,272
Dilutive stock options, restricted stock, and warrants	18,455	8,685	—
Diluted weighted average common shares	269,601	233,618	141,272

Basic earnings per common share
Income (loss) from continuing operations	$0.14	$0.24	$(0.36)
Loss from discontinued operations	—	—	(0.12)
Loss on sale of discontinued operations	—	—	(0.09)
Net income (loss) applicable to common shares	$0.14	$0.24	$(0.57)

Diluted earnings per common share
Income (loss) from continuing operations	$0.13	$0.23	$(0.36)
Loss from discontinued operations	—	—	(0.12)
Loss on sale of discontinued operations	—	—	(0.09)
Net income (loss) applicable to common shares	$0.13	$0.23	$(0.57)

For the years ended December 31, 2010 and 2009, we excluded options and warrants whose exercise prices exceeded the average prices of our stock during the periods, as their exercises would not have reduced earnings per share. For the year ended December 31, 2008, all outstanding options, restricted share units, and warrants were excluded from the computation of earnings per share, as our reported net losses for that period would have caused their conversion and exercise to reduce our loss per share. The following options and warrants were excluded:

	Year ended December 31,
	2010	2009	2008

Stock options	596,388	1,022,240	1,636,474
Warrants to purchase common shares	—	12,173,913	—
Restricted stock units	—	—	153,693
Total potential dilutive common shares	596,388	13,196,153	1,790,167

Note 15: Other Comprehensive Income (Loss)

The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss) (in thousands):

	Unrealized Gains (Losses) On Securities	Adjustments For Pension Plans	Change in Derivative Contracts	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2008	$10,183	$9,026	$—	$(7,146)	$12,063
2008 change	(12,305)	(29,959)	(1,967)	7,146	(37,085)
Balance December 31, 2008	(2,122)	(20,933)	(1,967)	—	(25,022)
2009 change	2,866	6,006	1,967	—	10,839
Balance December 31, 2009	744	(14,927)	—	—	(14,183)
2010 change	718	(1,652)	—	—	(934)
Balance December 31, 2010	$1,462	$(16,579)	$—	$—	$(15,117)

The $1.7 million change in adjustments for pension plans for 2010 is net of $1.2 million for the income tax effect of such adjustments.  The $0.7 million change in unrealized gains (losses) on securities is net of $0.1 million for the income tax effect of such adjustments.

The $7.1 million change in cumulative translation adjustment in 2008 resulted from the July 2008 sale of our discontinued Venezuelan operations.  The translation adjustment originated from a change in the functional currency for our now-divested Venezuelan operations from the U.S. Dollar to the Bolívar, the currency in Venezuela, implemented on January 1, 2007.  The translation adjustment was reclassified from accumulated other comprehensive income to be included in the loss on sale of discontinued operations upon the sale.  See Note 12 for more information on our discontinued Venezuelan operations.

The $2.0 million balance at December 31, 2008 and the 2009 change for the accumulated unrealized loss on derivatives contracts is related to an interest rate swap utilized to modify the variable interest obligations associated with our term credit facility, the balance of which was repaid in October 2009.

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

Prior to the acquisition, under the terms of the Joint Venture Agreement, Kennecott Greens Creek Mining Company (“KGCMC”), as manager of the Venture, received a management fee equal to 4.25% of the first $1 million of total monthly cash operating expenditures (including capital investments) plus 1% of monthly expenditures in excess of $1 million. KGCMC also paid certain direct expenses associated with services provided to the Venture by Kennecott Minerals, Kennecott Utah Copper, Rio Tinto Services and Rio Tinto Procurement, which were related parties. Prior to our acquisition of the remaining 70.3% in the Venture, KGCMC charged the following amounts to the Venture in the year ended December 31, 2008 (on a 100% basis, in thousands):

Management fees	$619
Direct expenses	1,942
Total	$2,561

In addition to the charges paid to KGCMC, the Venture contracted with Rio Tinto Marine, a related party, to act as its agent in booking shipping vessels with third parties. Rio Tinto Marine earned a 1.5% commission on shipping charges. Commissions paid totaled approximately $0.2 million for the year ended December 31, 2008, on a 100% basis.

Beginning in 2004, the Venture contracted with Rio Tinto Procurement, a related party, to act as its agent in procurement issues. A fixed monthly fee was charged for procurement services, and charges were quoted for other related contracting and cataloging services. Charges paid, on 100% basis, totaled $0.1 million for the year ended December 31, 2008.

On April 16, 2008, we completed the acquisition of the equity of the Rio Tinto subsidiaries owning the remaining 70.3% interest in the Greens Creek mine.  As a result, the related party relationships described above between the Venture and Kennecott and its affiliates were terminated upon closure of the transaction, with the exception of certain transitional services provided by Kennecott and its affiliates on a temporary basis, in accordance with the acquisition agreement.  See Note 17 for further discussion of the transaction.

During 2008, we established the Hecla Charitable Foundation to operate exclusively for charitable and educational purposes, with a particular emphasis in those communities in which we have employees or operations and donated 550,000 shares of our common stock, valued at $5.1 million.    Cash contributions totaling $1.5 million were made by Hecla to the Hecla Charitable Foundation during 2010, with no cash contributions made during 2009 or 2008.  The Hecla Charitable Foundation was established by Hecla as a not-for-profit organization which has obtained 501(c)(3) status from the Internal Revenue Service. Its financial statements are not consolidated by Hecla.

Note 17:  Acquisitions

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

The purchase price was composed of $700 million in cash and 4,365,000 shares of our common stock valued at $53.4 million, and acquisition related costs of $5.1 million for a total acquisition price of $758.5 million. The number of common shares issued, 4,365,000, was determined by dividing $50 million by the volume-weighted average trading price for the 20 trading days immediately prior to the second trading day immediately preceding the closing date. For purchase accounting, the valuation of the shares was based upon the average closing price of Hecla shares a few days before and after April 14, 2008 (two days prior to the closing date of the acquisition on April 16, 2008).

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

The $689.7 million fair value for “Property, plants, equipment and mineral interests, net” acquired is comprised of $5.0 million for the asset retirement obligation, $266.7 million for development costs, $67.2 million for plants and equipment, $7.2 million for land, and $343.6 million for value beyond proven and probable reserves.  The $343.6 million attributed to value beyond proven and probable reserves consists primarily of exploration potential generally representing the anticipated expansion of the existing mineralized material delineated at the mine. Exploration interests have been defined as specific exploration targets which capture anticipated at or near mine site extensions to known ore bodies. While we have a fair degree of confidence that mineralization exists and have reclassified $21.8 million from value beyond proven and probable reserves as depreciable assets since acquisition date based on updated reserve information, there is insufficient geological sampling data to classify the remaining balance of such material as a reserve or other mineralized material. We perform a reserve study each year and determine the quantity of metals added to proven and probable reserves based on, among other factors, the cutoff  value per ton net smelter return. As ore is added to proven and probable reserves, value per ton based on the initial purchase price allocation will be reclassified to development costs each year. After reclassification to development, costs will be depreciated on a units-of-production basis over the life of the proven and probable reserves.

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

The unaudited pro forma financial information below represents the combined results of our operations for the year ended December 31, 2008 as if the Greens Creek acquisition had occurred at the beginning of 2007.  The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of 2007, nor is it indicative of future operating results.

Sales of products	$231,578
Net loss from continuing operations	(26,520)
Loss applicable to common shareholders	(69,543)
Basic and diluted loss per common share	(0.50)

The pro forma financial information includes adjustments to reflect the depreciation and amortization of assets acquired, an estimate of the interest expense that would have been incurred, and the dividends on the 6.5% Mandatory Convertible Preferred stock that would have been incurred.

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

Note 18:   Sale of the Velardeña Mill

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

Note 19:  Subsequent Events

Coeur d’Alene Basin Litigation Negotiations

In February  2011, the negotiators representing Hecla, the Plaintiffs, and the State of Idaho with respect to the Coeur d’Alene Basin environmental litigation and related claims, reached an understanding on proposed financial terms to be incorporated into a comprehensive settlement that would contain additional terms yet to be negotiated. The negotiated financial terms of settlement are not binding on us, the Plaintiffs or the State of Idaho.  The proposed financial terms would require that we pay in the aggregate $263.4 million to the Plaintiffs and the State of Idaho over approximately three years and provide a limited amount of land to be used as a repository waste site, as part of settling the litigation and other claims.  Complete and final settlement of the litigation and other claims will only occur if the parties enter into a Consent Decree, which, in addition to financial terms of settlement would also include material non-financial terms, and the Consent Decree is entered by the United States District Court in Idaho.  In order for that to occur, the parties’ negotiators must reach a final settlement in the form of a proposed Consent Decree that they are prepared to recommend to their respective managements and clients  Thereafter, the proposed Consent Decree will be subject to (i) approval by the parties’ management and clients, (ii) a 30-day public comment period and a period for responses to those public comments and (iii) approval by the United States District Court in Idaho.  There can be no assurance that the parties will be successful in negotiating and agreeing on the final terms of the Consent Decree, or that the Consent Decree will be entered and become final and binding.

While full and final settlement of the litigation and other claims has not been reached, and there is no assurance that such a settlement will be reached, the negotiated financial terms would require the following payments:

•	$102 million in cash within 30 days after entry of the Consent Decree.

•	$55.5 million in cash or Hecla Mining Company common stock (at our election) within 30 days after entry of the Consent Decree.

•	$25 million within 30 days after the first anniversary of entry of the Consent Decree.

•	$15 million within 30 days after the second anniversary of entry of the Consent Decree.

•
$65.9 million by August 2014, in the form of quarterly payments of the proceeds from exercises of any outstanding Series 1 and Series 3 warrants (which have an exercise price of between $2.45 and $2.50 per share) during the quarter with the balance of the $65.9 million due in August 2014 (regardless of the amount of warrants that have been exercised).  We have received proceeds of approximately $9.5 million for the exercise of Series 1 and Series 3 warrants as of the date of this report, which we anticipate would be paid to the Plaintiffs within 30 days after entry of the Consent Decree.

The foregoing payments of $25 million, $15 million, and $65.9 million, less the amount of proceeds received from the exercise of warrants, would require third party surety, the form of which remains to be determined.  Further, from April 16, 2011 until the lodging of the Consent Decree, each of the foregoing payments (with the exception of the $65.9 million payment) would accrue interest at the Prime Rate (currently 3.25%).  The $25 million and $15 million payments would also accrue interest from the entry of the Consent Decree until payment at the Superfund rate (currently 0.69%).

The net present value of the above payments, using a 4% discount rate, is approximately $262.2 million, which we have recorded as a liability as of December 31, 2010. Of this amount, $167.3 million is classified as a current liability, while the balance of $94.9 million is classified as non-current.  We applied discounting only to the $25 million and $15 million payments, as the timing of those payments is fixed and determinable.  Because the timing of the remaining $56.4 million depends on the exercise of the remaining outstanding warrants, we applied no discount.

Our recorded liabilities related to the Basin for past response costs by the U.S. Government, and for future environmental remediation for historical workings, were approximately $69 million as of September 30, 2010. Accordingly, we have recorded a provision of $193.2 million in the fourth quarter of 2010. This increase in our accrual from prior periods results from several factors impacting the Basin liability, all of which would be addressed in the potential settlement.  These factors include:  (i) as a result of work completed, and information learned by us, in the fourth quarter of 2010, we expect the cost of future remediation and past response costs in the upper Basin to increase from previous estimates; (ii) any potential settlement of the Basin litigation would address the entire Basin, including the lower Basin, for which we do not know the extent of any future remediation plans, other than the EPA has announced that it plans to issue a ROD amendment for the lower Basin in the future, which would include a lower Basin remediation plan for which Hecla Limited may have had some liability; and (iii) inclusion of natural resource damages in any potential settlement, for which we are unable to estimate any range of liability, however, as stated in their own filings, the United States’ and the Tribe’s claims for natural resource damages may range in the billions of dollars.

Concurrently, we recorded a deferred tax asset of approximately $79 million, with an offsetting tax benefit in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2010 relating to our increased accrual for the Coeur d’Alene Basin. As described in Note 5 of Notes to Consolidated Financial Statements, increased profits and a favorable outlook for metal prices support a sufficient estimate of future taxable income to eliminate our valuation allowance on U.S. deferred tax assets.

Existing liabilities for mine closure obligations at our Lucky Friday, Grouse Creek, and Star mines in Idaho were not affected by the settlement.

Conversion of 6.5% Mandatory Convertible Preferred Stock to Common Stock

On January 1, 2011, all 2,012,500 outstanding shares of our 6.5% Mandatory Convertible Preferred Stock were automatically converted to shares of our common stock at a conversion rate of 9.3773 shares of Common Stock for each share of 6.5% Mandatory Convertible Preferred Stock.  We issued approximately 18.9 million shares of common stock in connection with the mandatory conversion.

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-K – December 31, 2010
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

10.1(a)
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

10.1(b)
First Amendment to Second Amended and Restated Credit Agreement, dated March 12, 2010, by and among Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrowers, and Hecla Mining Company, as Parent, and The Bank of Nova Scotia and ING Capital LLC, as Lenders.  Filed as exhibit 10.1 o Registrant’s Current Report on Form 8-K filed on March 18, 2010 (File No. 1-8491), and incorporated herein by reference.

10.1(c)
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

10.1(d)
Third Amendment to Second Amended and Restated Credit Agreement, dated as of December 22, 2010, by and among Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrower, and Hecla Mining Company, as Parent, and The Bank of Nova Scotia and ING Capital LLC, as Lenders.  *

10.2
Asset Purchase Agreement with Minera William S.A. de C.V., Minera Hecla S.A. de C.V. and BLM Minera Mexicana, S.A. de C.V., dated March 6, 2009.  Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 11, 2009 (File No. 1-8491), and incorporated herein by reference.

10.3(a)
Securities Purchase Agreement, dated as of June 2, 2009, by and between Hecla Mining Company and each investor signatory thereto.  Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 8, 2009 (File No. 1-8491), and incorporated herein by reference.

10.3(b)
Registration Rights Agreement, dated as of June 2, 2009, by and between Hecla Mining Company and each investor signatory thereto.  Filed as exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on June 8, 2009 (File No. 1-8491), and incorporated herein by reference.

10.3(c)
Placement Agency Agreement, dated June 2, 2009, by and between Hecla Mining Company and Rodman & Renshaw, LLC.  Filed as exhibit 10.2 to Registrant’s Current Report on Form 8-K fled on June 8, 2009 (File No. 1-8491), and incorporated herein by reference.

10.4
Employment Agreement dated June 1, 2007, between Registrant and Phillips S. Baker, Jr. (Registrant has substantially identical agreements with each of Messrs. Ronald W. Clayton, James A. Sabala, Dean W. McDonald and Don Poirier).  Identical Employment Agreements were also entered into between the Registrant and Don Poirier on July 9, 2007, James A. Sabala on March 26, 2008, as well as David C. Sienko on January 29, 2010.  Filed as exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-8491), and incorporated herein by reference. (1)

10.5
Form of Indemnification Agreement dated November 8, 2006, between Registrant and Phillips S. Baker, Jr., Ronald W. Clayton, Dean McDonald, Ted Crumley, John H. Bowles, David J. Christensen, George R. Nethercutt, Jr., and Anthony P. Taylor.  Identical Indemnification Agreements were entered into between the Registrant and Charles B. Stanley and Terry V. Rogers on May 4, 2007, Don Poirier on July 9, 2007, James A. Sabala on March 26, 2008, and David C. Sienko on January 29, 2010.  Filed as exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491), and incorporated herein by reference. (1)

10.6
Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan.  Filed as exhibit 10.16(a) to Registrant’s Form 10-K for the period ended December 31, 2008 (File No. 1-8491), and incorporated herein by reference. (1)

10.7
Hecla Mining Company Performance Pay Compensation Plan.  Filed as Exhibit 10.5(a) to Registrant’s Form 10-K for the period ended December 31, 2004 (File No. 1-8491), and incorporated herein by reference. (1)

10.8
Hecla Mining Company 1995 Stock Incentive Plan, as amended.  Filed as exhibit 10.2(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-8491), and incorporated herein by reference. (1)

10.9
Hecla Mining Company Stock Plan for Nonemployee Directors, as amended. Filed as exhibit 10.4(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-8491), and incorporated herein by reference. (1)

10.10
Hecla Mining Company Key Employee Deferred Compensation Plan, as amended.  Filed as exhibit 10.16(e) to Registrant’s Form 10-K for the year ended December 31, 2008 (File No. 1-8491), and incorporated herein by reference. (1)

10.11	Hecla Mining Company 2010 Stock Incentive Plan. (1) *

10.12
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

21.	List of subsidiaries of Registrant.*

23.1	Consent of BDO USA, LLP.*

23.2	Consent of AMEC E&C Services, Inc.*

23.3	Consent of Scott Wilson Roscoe Postle Associates, Inc.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Mine safety information listed in Section 1503 of the Dodd-Frank Act.

101.INS	XBRL Instance. **

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation.**

101.DEF	XBRL Taxonomy Extension Definition.**

101.LAB	XBRL Taxonomy Extension Labels.**

101.PRE	XBRL Taxonomy Extension Presentation.**

___________________

(1)	Indicates a management contract or compensatory plan or arrangement.

*    Filed herewith

**  XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.