Form 10-Q
period 2011-03-31
HECLA MINING CO/DE/
filed 2011-05-09
CIK 719413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes XX  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes XX      No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer XX	Accelerated Filer
Non-Accelerated Filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No XX

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding May 5, 2011
Common stock, par value	279,195,108
$0.25 per share

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended March 31, 2011

Item 1.  Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(Dollars are in thousands, except per share data)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$321,662	$283,606
Investments	—	1,474
Accounts receivable	50,236	36,840
Inventories:
Concentrates, doré, stockpiled ore, and metals in transit and in-process	7,353	8,886
Materials and supplies	10,468	10,245
Current deferred income taxes	79,391	87,287
Other current assets	2,673	3,683
Total current assets	471,783	432,021
Non-current investments	5,237	1,194
Non-current restricted cash and investments	10,309	10,314
Properties, plants, equipment and mineral interests, net	840,264	833,288
Non-current deferred income taxes	84,834	100,072
Other non-current assets	4,662	5,604
Total assets	$1,417,089	$1,382,493

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$26,313	$31,725
Accrued payroll and related benefits	9,600	10,789
Accrued taxes	14,709	16,042
Current portion of capital leases	2,714	2,481
Current portion of accrued reclamation and closure costs	175,349	175,484
Current derivative contract liabilities	14,528	20,016
Total current liabilities	243,213	256,537
Long-term capital leases	4,004	3,792
Accrued reclamation and closure costs	143,728	143,313
Other noncurrent liabilities	15,218	16,598
Total liabilities	406,163	420,240
Commitments and contingencies

SHAREHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B Preferred Stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
6.5% Mandatory Convertible Preferred stock, $0.25 par value, issued and outstanding 2011 – 0 and 2010 – 2,012,500, liquidation preference 2011 — $0 and 2010 — $201,250	—	504
Common stock, $0.25 par value, authorized 500,000,000; issued and outstanding 2011 — 279,190,103 shares and 2010 — 258,485,666 shares	69,881	64,704
Capital surplus	1,180,195	1,179,751
Accumulated deficit	(222,359)	(265,577)
Accumulated other comprehensive loss	(14,761)	(15,117)
Less treasury stock, at cost; 2011 — 337,670 shares and 2010 — 335,957 shares	(2,069)	(2,051)
Total shareholders’ equity	1,010,926	962,253
Total liabilities and shareholders’ equity	$1,417,089	$1,382,493

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
 (Dollars and shares in thousands, except per share amounts)

	Three Months Ended
	March 31, 2011	March 31, 2010

Sales of products	$136,364	$79,875

Cost of sales and other direct production costs	44,529	36,270
Depreciation, depletion and amortization	12,262	16,069
	56,791	52,339

Gross profit	79,573	27,536
Other operating expense (income):
General and administrative	4,699	4,113
Exploration	3,301	3,429
Other operating expense	1,817	964
Provision for closed operations and environmental matters	1,021	3,376
	10,838	11,882

Income from operations	68,735	15,654
Other income (expense):
Gain on sale of investments	611	588
Loss on derivative contracts	(2,034)	—
Interest and other income	18	51
Interest expense	(477)	(678)
	(1,882)	(39)
Income before income taxes	66,853	15,615
Income tax benefit (provision)	(23,496)	6,229

Net income	43,357	21,844
Preferred stock dividends	(138)	(3,408)

Income applicable to common shareholders	$43,219	$18,436
Comprehensive income:
Net income	$43,357	$21,844
Unrealized holding gains (losses) on investments	967	(390)
Reclassification of net gain on sale included in net income	(611)	(588)
Comprehensive income	$43,713	$20,866
Basic income per common share after preferred stock dividends	$0.16	$0.08
Diluted income per common share after preferred stock dividends	$0.15	$0.07
Weighted average number of common shares outstanding – basic	278,448	242,039
Weighted average number of common shares outstanding – diluted	296,244	261,231

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

 Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2011	March 31, 2010

Operating activities:
Net income	$43,357	$21,844
Non-cash elements included in net income:
Depreciation, depletion and amortization	12,327	16,107
Gain on sale of investments	(611)	(588)
Provision for reclamation and closure costs	279	2,220
Deferred income taxes	23,135	(6,344)
Stock compensation	377	333
Amortization of loan origination fees	166	172
Unrealized gain on derivative contracts	(5,186)	—
Other non-cash charges, net	324	446
Change in assets and liabilities:
Accounts receivable	(13,395)	(12,241)
Inventories	1,310	(863)
Other current and noncurrent assets	1,683	1,268
Accounts payable and accrued liabilities	1,043	1,159
Accrued payroll and related benefits	(1,188)	(6,527)
Accrued taxes	(1,333)	942
Accrued reclamation and closure costs and other non-current liabilities	(1,378)	(133)
Net cash provided by operating activities	60,910	17,795
Investing activities:
Additions to properties, plants, equipment and mineral interests	(21,831)	(6,732)
Proceeds from disposition of properties, plants and equipment	112	—
Decreases in restricted cash and investment balances	5	—
Purchases of investments	(3,200)	—
Proceeds from sale of investments	1,366	1,138
Net cash used in investing activities	(23,548)	(5,594)
Financing activities:
Proceeds from exercise of warrants and stock options	4,739	666
Dividend paid to preferred shareholders	(3,408)	(828)
Acquisition of treasury shares	(18)	—
Repayments of debt and capital leases	(619)	(375)
Net cash provided by (used in) financing activities	694	(537)
Change in cash and cash equivalents:
Net increase in cash and cash equivalents	38,056	11,664
Cash and cash equivalents at beginning of period	283,606	104,678
Cash and cash equivalents at end of period	$321,662	$116,342
Significant non-cash investing and financing activities:
Addition of capital equipment through lease obligations	$1,065	$—
Accounts payable change relating to capital additions	$(3,488)	$1,518
Preferred stock dividends paid in common stock	$—	$16,344

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.        Basis of Preparation of Financial Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements and notes to interim condensed consolidated financial statements contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company and its consolidated subsidiaries (“we” or “our” or “us”).  These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2010, as it may be amended from time to time.

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

Note 2.        Investments and Restricted Cash

Investments

At December 31, 2010, the fair value of our current investments was $1.5 million, which represented approximately 3.6 million shares of Rusoro stock, with a basis of approximately $0.8 million.  These shares were sold in February 2011 for proceeds of $1.4 million, resulting in a pre-tax gain of approximately $0.6 million.  No current investments were held at March 31, 2011.

At March 31, 2011 and December 31, 2010, the fair value of our non-current investments was $5.2 million and $1.2 million, respectively. Marketable equity securities are carried at fair market value, as they are classified as “available-for-sale.” The cost basis of these non-current investments, representing equity securities, was approximately $4.1 million and $0.2 million at March 31, 2011 and December 31, 2010, respectively.

At March 31, 2011, total unrealized gains of $1.7 million for investments held having a net gain position and total unrealized losses of $0.2 million for investments held having a net loss position were included in accumulated other comprehensive income (loss).

Restricted Cash and Investments

Various laws, permits, and covenants require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities.  Restricted investments primarily represent investments in money market funds and certificates of deposit.  These restricted investments are to be used primarily for reclamation funding or for funding surety bonds and were $10.3 million at March 31, 2011 and December 31, 2010.

Note 3.        Income Taxes

Major components of our income tax provision (benefit) for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended
	March 31,
	2011		2010
Current:
Federal	$	- -	$(172)
State		- -	(61)
Foreign		115	115
Total current income tax provision (benefit)		115	(118)

Deferred:
Federal and state deferred income tax provision		23,381	1,548
Discrete benefit for change in valuation allowance attributable to future periods		- -	(7,659)
Total deferred income tax provision (benefit)		23,381	(6,111)

Total income tax provision (benefit)		$23,496	$(6,229)

Our ability to utilize our deferred tax assets depends on future taxable income generated from operations. For the three months ended March 31, 2011, there were no circumstances that caused us to change our assessment of the ability to generate future taxable income to realize the currently recognized deferred tax assets.  After first quarter utilization of $23 million, the net deferred tax asset at March 31, 2011 was $164 million. It is possible that the valuation allowance on our deferred tax asset will change in the future as a result of the analysis of our long-range forecasts, with a resulting tax provision.

The current income tax provisions for the first three months of 2011 and 2010 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income primarily due to the effects of percentage depletion and the changes in valuation allowance in the respective periods.

Note 4.        Commitments and Contingencies

Bunker Hill Superfund Site and Related Environmental Claims

Recent Developments

In February 2011, the negotiators representing Hecla Limited and the United States, the Coeur d’Alene Indian Tribe, and the State of Idaho (“Plaintiffs”) reached an understanding on proposed financial terms to be incorporated into a comprehensive settlement with respect to the Coeur d’Alene Basin environmental litigation and related claims (including under the 1994 Box Consent Decree described below).  The proposed financial terms would require that we pay, in the aggregate, $263.4 million to the Plaintiffs over approximately three years.  Further details of the proposed financial terms of settlement are discussed below under “Accrual for Basin Claims.”

 In May 2011, the parties’ negotiators reached an understanding on the non-monetary terms of settlement that, together with the previously disclosed monetary terms would represent a comprehensive settlement to be reflected in a Consent Decree to be lodged with, and potentially entered by, the Court. The proposed Consent Decree has been approved and executed by Hecla, but remains subject to the approval of the management of each of the Plaintiffs and approval by the Court. We anticipate that the Court will issue an order requiring frequent status conferences with the Court, starting in May, to keep the Court informed of the progress toward lodging of the Consent Decree.

If the management of each of the Plaintiffs approves the proposed Consent Decree, it will be lodged with the Court, followed by a public comment period expected to last 30 days, after which time the United States will evaluate and respond to any public comments received and then presumably seek Court approval and entry of the Consent Decree. If the Court enters the Consent Decree, Hecla Limited will have resolved all of Plaintiffs’ existing claims under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") (and certain other statutes) for past response costs, future environmental remediation costs, and natural resource damages related to historic mining activities in the Coeur d’Alene River Basin, as well as all remaining obligations of Hecla Limited under the 1994 Box Consent Decree.

Hecla is hopeful that the settlement will be completed and effective no later than during the third quarter of 2011, however, there can be no assurance as to the timing, that the parties will be successful in negotiating and agreeing on the final terms of the Consent Decree, or that the Consent Decree will be entered by the Court and thereby become final and binding.

History of Coeur d’Alene River Basin Environmental Claims

In July 1991, the Coeur d’Alene Indian Tribe (“Tribe”) brought a lawsuit under CERCLA in Idaho Federal District Court against our wholly owned subsidiary Hecla Limited, ASARCO Incorporated (“ASARCO”) and a number of other mining companies asserting claims for damages to natural resources downstream from a rectangular 21-square-mile site located near Kellogg, Idaho (the “Box”) within the Bunker Hill Superfund site over which the Tribe alleges some ownership or control. The Tribe’s natural resource damage litigation has been consolidated with the United States’ litigation described below. Because of various bankruptcies and settlements of other defendants, Hecla Limited is the only remaining defendant in the Tribe’s natural resource damages case.

In 1994, Hecla Limited, as a potentially responsible party under CERCLA, entered into a Consent Decree with the U.S. Environmental Protection Agency (“EPA”) and the State of Idaho concerning environmental remediation obligations in the Box. The 1994 Consent Decree (the “Box Decree” or “Decree”) settled Hecla Limited’s response-cost responsibility under CERCLA in the Box. Parties to the Decree included Hecla Limited, Sunshine Mining and Refining Company and ASARCO.

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

In May 1998, the EPA announced that it had commenced a Remedial Investigation/Feasibility Study under CERCLA for the Basin, including Lake Coeur d’Alene (but excluding the Box), in support of its response cost claims asserted in the United States’ March 1996 lawsuit. In September 2002, the EPA issued the interim Record of Decision (“ROD”) for the Basin proposing a $359 million Basin-wide remediation plan to be implemented over 30 years and establishing a review process at the end of the 30-year period to determine if further remediation would be appropriate.  In 2009, the EPA commenced a process to adopt certain changes to the ecological remediation plan for the upper portion of the Basin only (in contrast to the 2002 ROD which addressed the entire Basin, including the upper and lower portions).  In February 2010, the EPA issued a draft focused feasibility study report which presents and evaluates alternatives for remediation of the upper portions of the Basin.  On July 12, 2010, the EPA released for public comment its proposed plan for remediation of the upper portion of the Basin.  The public comment period concluded on November 23, 2010.  Although a final remedy has not been selected, the proposed remediation plan was originally estimated to cost, in net present value terms, approximately $1.3 billion, including work in the Box.  However, recently the EPA has made public statements indicating that the proposed remediation plan could have a reduced scope (and cost) from what EPA released in July 2010.

In January 2001, Phase I of the trial on the consolidated Tribe’s and the United States’ claims commenced, and was concluded in July 2001. Phase I addressed the extent of liability, if any, of the defendants and the allocation of liability among the defendants and others, including the United States. In September 2003, the Court issued its Phase I ruling, holding that Hecla Limited has some liability for Basin environmental conditions. The Court refused to hold the defendants jointly and severally liable for historic tailings releases and instead allocated a 22% share of liability to ASARCO and a 31% share of liability to Hecla Limited for impacts resulting from tailings releases. The portion of natural resource damages, past costs and remediation costs to which this 31% applies, other cost allocations applicable to Hecla Limited, and the Court’s determination whether EPA’s remediation proposals satisfy CERCLA requirements, should be addressed in Phase II of the litigation. The Court also left issues on the deference, if any, to be afforded the EPA’s remediation plan, for Phase II (if the case is not settled).

The Court found that while certain Basin natural resources had been injured, “there has been an exaggerated overstatement” by the plaintiffs of Basin environmental conditions and the mining impact. As stated in their own filings, the United States’ and the Tribe’s claims for natural resource damages for Phase II may be in the range of $2.0 billion to $3.4 billion. Because of a number of factors relating to the quality and uncertainty of the United States’ and Tribe’s natural resource damage claims, Hecla Limited is currently unable to estimate what, if any, liability or range of liability it may have for these claims in the event the recently negotiated terms of settlement of the Basin environmental litigation and other claims do not become effective in a Consent Decree entered by the court.

Two of the defendant mining companies, Coeur d’Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities in the Basin litigation during 2001. On March 13, 2009, the United States reached agreement with ASARCO concerning ASARCO’s liability in the Basin litigation.  The agreement, among other things, required the payment by ASARCO of approximately $482 million to the United States or certain trusts. That agreement was approved by the Bankruptcy Court – ASARCO had previously filed for Chapter 11 bankruptcy in August 2005 –  and the U.S. Federal District Court in Texas in late 2009.  As a result of approval of ASARCO’s Plan of Reorganization in the bankruptcy proceeding, and the distribution of approximately $482 million, plus interest, to the United States or certain trusts in December 2009, ASARCO was dismissed as a defendant in the Idaho Federal Court litigation in September 2010.  This left Hecla Limited as the only defendant remaining in the Basin litigation. Because of the nature of ASARCO’s settlement and of the bankruptcy proceeding, Hecla Limited does not believe the Basin environmental claims asserted against ASARCO in the bankruptcy proceeding or settlement distribution amounts are necessarily indicative of Hecla Limited’s potential liability in the Basin litigation.

Phase II of the trial was scheduled to commence in January 2006. However, as a result of ASARCO’s bankruptcy filing, the Idaho Federal Court vacated the January 2006 trial date and stayed the litigation (the stay remains in effect as of the date of this report). Hecla Limited anticipates that in the event the settlement and Consent Decree do not become effective, the Court will schedule a status conference to address lifting the stay and rescheduling the Phase II trial date.

For more than a year Hecla Limited has been involved in settlement negotiations with representatives of the United States, the State of Idaho and the Tribe. As part of such negotiations, in November 2010, the parties mutually selected a mediator and as of the date of this report, are in mediation.  Between February and May 2011, the negotiators representing Hecla and the Plaintiffs reached an understanding on the proposed terms of a comprehensive settlement that would be reflected in a Consent Decree.  The proposed Consent Decree has been approved and executed by Hecla, but remains subject to the approval of the management of each of the Plaintiffs.  If management of each of the Plaintiffs approves the proposed Consent Decree, we expect the Consent Decree would then be lodged with the Court, followed by a public comment period expected to last 30 days, after which time the United States will evaluate and respond to any public comments received and then presumably seek Court approval and entry of the Consent Decree.  There can be no assurance that the parties will be successful in resolving all outstanding matters regarding the litigation and other claims, or that the Consent Decree will be entered and become final and binding.

Accrual for Basin Claims

Assuming we are able to fully settle the Basin litigation and other claims with the Plaintiffs on the currently proposed financial terms, and the Court enters a Consent Decree, Hecla Limited would be obligated for the following payments:

•
$102 million of cash, $55.5 million of cash or Hecla Mining Company common stock, and approximately $9.5 million in proceeds from series 3 warrants received by Hecla through April 12, 2011 and referred to below, all  payable 30 days after entry of the Consent Decree;

•	$25 million of cash 30 days after the first anniversary of entry of the Consent Decree;

•	$15 million of cash 30 days after the second anniversary of entry of the Consent Decree; and

•
Approximately $56.4 million by August 2014, as quarterly payments of the proceeds from the exercise of any outstanding Series 1 and Series 3 warrants (which have an exercise price of between $2.45 and $2.50 per share) during the quarter, with the remaining balance, if any, due in August 2014.

The foregoing payments of $25 million, $15 million, and $56.4 million would require third party surety.  Further, commencing April 15, 2011 until the lodging of the Consent Decree, $197.5 million of the foregoing payments would accrue interest at the annual rate of 3.25%.  The $25 million and $15 million payments would also accrue interest from the date the Consent Decree is entered by the Court until payment at the Superfund rate (currently 0.69%).

In addition to the foregoing payments, we would be obligated to provide a limited amount of land we currently own to be used as a repository waste site. The interests in the land to be provided was acquired by Hecla Limited in prior periods, and will require no further payments of cash.

As a result of the foregoing developments in the Basin litigation settlement discussions, we have accrued a total of $262.2 million for all of Hecla Limited’s environmental obligations in the entire Basin (including the Box) relating to historic mining activities in the Basin.  The $262.2 million represents the net present value of a proposed settlement totaling $263.4 million. The amount of our accrual has increased since September 30, 2010 by $193.2 million, as a result of the negotiations on financial terms of a potential settlement.  This increase in our accrual from prior periods results from several factors impacting Hecla Limited’s Basin liability, all of which would be addressed in the potential settlement.  These factors include:  (i) as a result of work completed, and information learned by us in the fourth quarter of 2010, we expect the cost of future remediation and past response costs in the upper Basin to increase from previous estimates; (ii) any potential settlement of the Basin litigation would address the entire Basin, including the lower Basin, for which we do not know the extent of any future remediation plans, other than the EPA has announced that it plans to issue a ROD amendment for the lower Basin in the future, which would include a lower Basin remediation plan for which Hecla Limited may have some liability; and (iii) inclusion of natural resource damages in any potential settlement, for which we are unable to estimate any range of liability, however, as stated in their own filings, the United States’ and the Tribe’s claims for natural resource damages may range in the billions of dollars.

Although we believe we have reached an understanding on the terms of potential settlement with the negotiators for the Plaintiffs in the Coeur d’Alene Basin litigation and for related claims, those terms are not binding unless and until final settlement is reached and a Consent Decree entered.  There can be no assurance that the parties will be successful in resolving all outstanding matters regarding the litigation and other claims, or that the Consent Decree will be entered and become final and binding. In such event, Hecla Limited’s liability and future accruals would be based on other factors, which would include (1) EPA’s proposed ROD amendment which includes a remediation plan originally estimated by EPA to cost $1.3 billion, in net present value terms, (2) yet-to-be determined future remediation in other parts of the Basin, (3) prior orders issued by the Court in Phase I of the federal district court ligation, including its September 2003 ruling, and (4) other factors and issues that would be addressed by the Court in Phase II of the trial.

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

Insurance Coverage

In 1991, Hecla Limited initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to Hecla Limited and its predecessors. Hecla Limited believes the insurance companies have a duty to defend and indemnify Hecla Limited under their policies of insurance for all liabilities and claims asserted against it by the EPA and the Tribe under CERCLA related to the Box and the Basin. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla Limited in the Tribe’s lawsuit. During 1995 and 1996, Hecla Limited entered into settlement agreements with a number of the insurance carriers named in the litigation. Prior to 2009, Hecla Limited has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent (30%) of these settlements were paid to reimburse the U.S. Government for past costs under the Box Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against Hecla Limited are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing Hecla Limited with a partial defense in all Basin environmental litigation. As of March 31, 2011, Hecla Limited has not recorded a receivable or reduced its accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

BNSF Railway Company Claim

In early November 2008, BNSF Railway Company (“BNSF”) submitted a contribution claim under CERCLA against Hecla Limited for approximately $52,000 in past costs BNSF incurred in investigation of environmental conditions at the Wallace Yard near Wallace, Idaho. BNSF asserts that a portion of the Wallace Yard site includes the historic Hercules Mill owned and operated by Hercules Mining Company and that Hecla Limited is a successor to Hercules Mining Company. BNSF proposes that we reimburse them for the $52,000 in past costs and agree to pay all future clean up for the Hercules mill portion of the site, estimated to be $291,000, and 12.5% of any other site costs that cannot be apportioned. In April 2010, a settlement among Union Pacific Railroad, BNSF, and the State of Idaho and the United States on behalf of the EPA for cleanup of the Wallace Yard and nearby spur lines was approved in federal court.  We believe construction related to the cleanup occurred in 2010. Hecla Limited requested and received additional information from BNSF regarding the nature of its claim; however, we do not believe that the outcome of this claim will have a material adverse effect on Hecla Limited’s or our results from operations or financial position.  Hecla Limited has not recorded a liability relating to the claim as of March 31, 2011.

Rio Grande Silver Guaranty

On February 21, 2008, our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), entered into an agreement with Emerald Mining & Leasing, LLC (“EML”) and Golden 8 Mining, LLC (“G8”) to acquire the right to earn-in to a 70% interest in the San Juan Silver Joint Venture, which holds a land package in the Creede Mining District of Colorado.  On October 24, 2008, Rio entered into an amendment to the agreement which delays the incurrence of qualifying expenses to be paid by Rio pursuant to the original agreement.  In connection with the amended agreement, we are required to guarantee certain environmental remediation-related obligations of EML to Homestake Mining Company of California (“Homestake”) up to a maximum liability to us of $2.5 million.  As of March 31, 2011, we have not been required to make any payments pursuant to the guaranty.  We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to Homestake (which has since been acquired by Barrick Gold Corp.). However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties named in the amended agreement, have jointly and severally agreed to reimburse and indemnify us for any such payments.  We have not recorded a liability relating to the guaranty as of March 31, 2011.

Lucky Friday Water Permit Exceedances

In late 2008 and during 2009, Hecla Limited experienced a number of alleged water permit exceedances for water discharges at its Lucky Friday unit.  The 2008 alleged violations resulted in Hecla Limited entering into a Consent Agreement and Final Order (“CAFO”) and a Compliance Order with the EPA in April 2009, which included an extended compliance timeline.  In connection with the CAFO, Hecla Limited agreed to pay an administrative penalty to the EPA of $177,500 to settle any liability for such exceedances.  The 2009 alleged violations were the subject of a December 2010 letter from the EPA informing Hecla Limited that EPA is prepared to seek civil penalties for these alleged violations, as well as for alleged unpermitted discharges of waste water in 2010 at the Lucky Friday unit. In the same letter, EPA invited Hecla Limited to discuss these matters with them prior to filing a complaint. In April 2011, Hecla Limited received an additional request for information from the EPA on the alleged unpermitted discharges in 2010. Hecla Limited disputes EPA’s assertions, but has begun negotiations with EPA in an attempt to resolve the matter.

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

In April 2011, CoCa, and its parent Hecla Limited, received additional information requests related to Gilt Edge, and both entities are in the process of responding to EPA.

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

ASARCO, LLC Contribution Claim

In April 2011, Hecla Mining Company was informed that a complaint was filed against us and several other mining companies in Federal District Court in Montana by ASARCO, LLC, seeking contribution and cost recovery relating to the alleged payment by ASARCO of approximately $9 million to the State of Montana and the United States in connection with ASARCO’s CERCLA liabilities in the Block P Mine and Mill Site, which is part of the Barker Hughesville Mining District, which is a Superfund site in Montana.  Although we have not yet investigated the basis for ASARCO’s claims, we do not believe that the outcome of this claim will have a material adverse effect on our results from operations or financial position.  We have not recorded a liability relating to the claim as of March 31, 2011.

Johnny M Mine Area near San Mateo, McKinley County, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under CERCLA for environmental cleanup at the site and costs EPA has incurred at the site.  Mining at the Johnny M was conducted for a limited period of time by Ranchers Exploration and Development Corporation, a predecessor of our subsidiary, Hecla Limited.  We are in the process of responding to EPA’s request and assessing what, if any, potential liability Hecla Limited may have at the site.

Other Commitments

Our contractual obligations as of March 31, 2011 included approximately $2.3 million for commitments relating to capital items, along with $1.1 million for various non-capital costs, at Lucky Friday and Greens Creek.  In addition, our commitments relating to open purchase orders at March 31, 2011 included approximately $4.1 million and $1.2 million, respectively, for various capital items at the Greens Creek and Lucky Friday units, and approximately $0.3 million and $0.1 million, respectively, for various non-capital costs.  We also have total commitments of approximately $7.3 million relating to scheduled payments on capital leases, including interest, for equipment at our Greens Creek and Lucky Friday units (see Note 9 for more information).

We had letters of credit for approximately $9.4 million outstanding as of March 31, 2011 for reclamation and workers’ compensation insurance bonding, of which $7.6 million related to the reclamation performance bond in the amount of $30.5 million for the Greens Creek unit.

Other Contingencies

We are subject to other legal proceedings and claims not disclosed above which have arisen in the ordinary course of our business and have not been finally adjudicated. These can include, but are not limited to, legal proceedings and/or claims pertaining to environmental or safety matters. For example, in April 2011, a fatal accident occurred at the Lucky Friday Mine which is currently being investigated by Hecla and the Mine Safety Health Administration (“MSHA”).  As a result of the MSHA investigation, Hecla Limited may be issued enforcement action as well as penalties (including monetary) from MSHA or other governmental agencies. Although there can be no assurance as to the ultimate disposition of these other matters, we believe the outcome of these other proceedings will not have a material adverse effect on our results from operations or financial position.

Note 5.        Earnings per Common Share

We are authorized to issue 500,000,000 shares of common stock, $0.25 par value per share, of which 279,190,103 shares were issued and outstanding at March 31, 2011.

The following table reconciles weighted average shares of common stock used in the computations of basic and diluted earnings per share for the three-month periods ended March 31, 2011 and 2010 (dollars and shares in thousands, except per-share amounts):

	Three Months Ended
	March 31,
	2011	2010
Numerator
Net income	$43,357	$21,844
Preferred stock dividends	(138)	(3,408)
Net income applicable to common shares for basic and diluted earnings per share	$43,219	$18,436

Denominator
Basic weighted average common shares	278,448	242,039
Dilutive stock options and restricted stock	17,796	19,192
Diluted weighted average common shares	296,244	261,231

Basic earnings per common share
Net income applicable to common shares	$0.16	$0.08

Diluted earnings per common share
Net income applicable to common shares	$0.15	$0.07

Diluted income per share for the three months ended March 31, 2011 and 2010 exclude the potential effects of outstanding shares of our convertible preferred stock, as their conversion and exercise would have no effect on the calculation of dilutive shares.

Options to purchase 313,388 and 861,240 shares of our common stock were not included in the computation of diluted earnings per share in the three-month periods ended March 31, 2011 and 2010, respectively.  The exercise price of the options not included in the computations of diluted earnings per share exceeded the average price of our stock during those periods and therefore would not affect the calculation of earnings per share.

Note 6.        Business Segments

We are currently organized and managed by two reporting segments: the Greens Creek unit and the Lucky Friday unit.

General corporate activities not associated with operating units and their various exploration activities, as well as idle properties, are presented as “other.”  Interest expense, interest income and income taxes are a few of the general corporate items not allocated to our segments.

The following tables present information about reportable segments for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended
	March 31,
	2011	2010
Net sales to unaffiliated customers:
Greens Creek	$101,802	$56,541
Lucky Friday	34,562	23,334

	$136,364	$79,875

Income (loss) from operations:
Greens Creek	$58,509	$16,114
Lucky Friday	19,912	9,681
Other	(9,686)	(10,141)

	$68,735	$15,654

The following table presents identifiable assets by reportable segment as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Identifiable assets:
Greens Creek	$745,600	$740,573
Lucky Friday	186,091	170,928
Other	485,398	470,992

	$1,417,089	$1,382,493

Note 7.        Employee Benefit Plans

We sponsor multiple defined benefit pension plans covering substantially all of our U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010

Service cost	$969	$551	$14	$11
Interest cost	1,028	931	19	18
Expected return on plan assets	(1,370)	(1,260)	--	--
Amortization of prior service cost	101	151	11	13
Amortization of net (gain) loss	220	216	(11)	(11)
Net periodic benefit cost	$948	$589	$33	$31

We do not expect to contribute to the pension plans during 2011.

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

Options and restricted stock units granted in the three-month periods ended March 31, 2011 and 2010 did not have a material impact on our financial statements. Proceeds from the exercise of options totaled $0.4 million and $0.3 million for the three month periods ended March 31, 2011 and 2010, respectively.

Preferred Stock Dividends Paid in Common Stock

In January 2010, $16.3 million in dividends declared and then unpaid on our 6.5% Mandatory Convertible Preferred Stock were paid in 2,649,231 shares of our common stock (with cash for fractional shares).  The number of shares of common stock issued as dividends was calculated based on 97% of the average of the closing prices of our common stock over the five consecutive trading day period ending on the second day immediately preceding the dividend payment date.

On April 1, 2010, the declared regular quarterly dividend on the outstanding shares of our 6.5% Mandatory Convertible Preferred Stock of approximately $3.3 million was paid in 631,334 shares of our Common Stock (with cash for fractional shares).  The number of shares of Common Stock issued as dividends was calculated based on 97% of the average of the closing prices of our Common Stock over the five consecutive trading day period ending on the second day immediately preceding the dividend payment date.

Conversion of 6.5% Mandatory Convertible Preferred Stock to Common Stock

On January 1, 2011, all 2,012,500 outstanding shares of our 6.5% Mandatory Convertible Preferred Stock were automatically converted to shares of our common stock at a conversion rate of 9.3773 shares of Common Stock for each share of 6.5% Mandatory Convertible Preferred Stock.  We issued approximately 18.9 million shares of common stock in connection with the mandatory conversion.  The final $3.3 million quarterly dividend on the 6.5% Mandatory Convertible Preferred Stock for the quarter ended December 31, 2010 was paid in cash in January 2011.

Warrants

The following table summarizes certain information about our stock purchase warrants at March 31, 2011:

Warrants Outstanding	Warrants	Exercise Price	Expiration Date
Series 1 warrants	5,231,708	$2.45	June 2014
Series 1 warrants	460,976	2.56	June 2014
Series 3 warrants	17,021,817	2.50	August 2014
Total warrants outstanding	22,714,501

In the first quarter of 2011, warrants to purchase approximately 1.8 million shares of our common stock were exercised, resulting in net proceeds to us of approximately $4.4 million.  Under the proposed financial terms of the potential settlement of the Coeur d’Alene Basin litigation and other claims with the Plaintiffs, the amount of proceeds from the exercise of our Series 1 and Series 3 warrants would be paid to the Plaintiffs, if full settlement is reached, within 30 days after the end of the quarter when exercised.  Proceeds from previous Series 1 and Series 3 warrant exercises would also be paid over to the Plaintiffs (see Note 4 for more information).

Note 9.        Credit Facilities and Capital Leases

Credit Facilities

In October 2009 we entered into an amended $60 million senior secured revolving credit agreement.    The agreement was amended in December 2010 to extend the term of the amended agreement, reduce the commitment fee rate and interest rate spreads, allow the issuance of secured and unsecured debt and investments to governmental authorities as payment of obligations owed to such authorities, and to allow the release of certain liens and security interests granted to the lenders to secure the credit facility. The facility is collateralized by our Greens Creek assets, including the shares of common stock owned by us in the wholly-owned subsidiaries that hold the equity interest in the joint venture that owns the Greens Creek mine.  Amounts borrowed under the credit agreement are available for general corporate purposes.  The interest rate on outstanding loans under the amended agreement is between 2.75% and 3.5% above the LIBOR or an alternative base rate plus an applicable margin of between 1.75% and 2.5%.  We are required to pay a standby fee of between 0.825% and 1.05% per annum on undrawn amounts under the revolving credit agreement.  The credit facility is effective until January 31, 2014. We incurred $0.2 million in interest expense in the first quarter of 2011 for the amortization of loan origination fees and $0.1 million in interest expense for commitment fees relating to the revolving credit agreement.  The credit agreement includes various covenants and other limitations related to our various financial ratios and indebtedness and investments, as well as other information and reporting requirements, including the following limitations:

•	Leverage ratio (calculated as total debt divided by EBITDA) of not more than 3.0:1.
•	Interest coverage ratio (calculated as EBITDA divided by interest expense) of not less than 3.0:1.
•	Current ratio (calculated as current assets divided by current liabilities) of not less than 1.10:1.
•	Tangible net worth of greater than $500 million.

We were in compliance with all covenants under the amended credit agreement as of March 31, 2011.  We have not drawn funds on the current revolving credit facility as of the filing date of the Form 10-Q.

Capital Leases

We entered into one 48-month lease agreement in 2011 and five 48-month lease agreements in 2010 and 2009 for equipment at our Greens Creek and Lucky Friday units, which we have determined to be capital leases.  We have a total liability balance of $6.7 million at March 31, 2011 relating to the lease obligations, with $2.7 million of the liability classified as current and the remaining $4.0 million classified as non-current. At December 31, 2010, the total liability balance associated with capital leases was $6.3 million, with $2.5 million of the liability classified as current and $3.8 million classified as non-current. The total obligation for future minimum future lease payments was $7.3 million at March 31, 2011, with $0.6 million attributed to interest.

The annual maturities of capital lease commitments, including interest, are (in thousands):

Twelve-month period ending March 31,
2012	$3,089
2013	1,744
2014	1,789
2015	679
Total	7,301
Less: imputed interest	583
Net capital lease obligation	$6,718

During the first quarter of 2011, $0.5 million in total interest incurred was recorded to expense, with no amount capitalized. During the first quarter of 2010, $0.7 million in total interest incurred was recorded to expense, with no amount capitalized.

Note 10.        Derivative Instruments

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

In April 2010, we began utilizing financially-settled forward contracts to sell lead and zinc at fixed prices for settlement at approximately the same time that our unsettled concentrate sales contracts will settle.  The settlement of each concentrate lot is based on the average spot price of the metal during the month of settlement, which may differ from the prices used to record the sale when the sale takes place.  The objective of the contracts is to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  We recognized a $0.7 million net gain on the contracts during the first quarter of 2011, which is included in sales of products.  The net gain recognized on the contracts offsets price adjustments on our provisional concentrate sales related to changes to lead and zinc prices between the time of sale and final settlement.

In addition, in May 2010, we also began utilizing financially-settled forward contracts to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  We recognized a $2.0 million net loss on the contracts, including $4.9 million in losses realized on settled contracts, during the first quarter of 2011. The net losses on these contracts are included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.  The losses recognized during the first quarter of 2011 are the result of increasing lead prices, partially offset by gains resulting from a reduction in zinc prices, during the quarter.  However, this program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

At March 31, 2011, we recorded a current liability of $14.5 million, which is included in current derivative contract liabilities, and a non-current liability of $1.1 million, which is included in other non-current liabilities, for the fair value of the contracts outstanding under the two programs discussed above.

The following table summarizes the quantities of base metals committed under forward sales contracts at March 31, 2011:

	Metric tonnes under contract		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2011 settlements	13,050	4,475	$1.09	$1.19

Contracts on forecasted sales
2011 settlements	14,700	9,575	$0.96	$1.00
2012 settlements	26,650	18,000	$1.11	$1.11
2013 settlements	3,900	6,775	$1.16	$1.15

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

Note 11.        Fair Value Measurement

The table below sets forth our assets and liabilities that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset category (in thousands).

Description	Balance at March 31, 2011	Balance at December 31,2010	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$321,662	$283,606	Level 1
Available for sale securities:
Equity securities – mining industry	5,237	2,668	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	46,907	36,295	Level 2
Restricted cash balances:
Certificates of deposit and other bank deposits	10,309	10,314	Level 1
Total assets	$384,115	$332,883

Liabilities:
Derivative contracts:
Base metal forward contracts	$15,609	$20,794	Level 2

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

Note 12.        Subsequent Events

On April 15, 2011, a single fatality occurred at the Lucky Friday Mine resulting in a decision by us to immediately halt all operations at that mine (other than rescue efforts).  The accident involved a localized fall of ground at 6150 feet below surface in an area known as the west 15 stope.  The Mine Safety Health Administration (“MSHA”) has had representatives on-site at the Lucky Friday for the majority of time since April 16.  In addition to our decision to halt all mining operations pending rescue and recovery efforts, MSHA issued orders to Hecla Limited under Sections 103(j) and (k) of the Federal Mine Safety & Health Act of 1977, prohibiting all activity in the west 15 stope except to the extent necessary for rescue operations or to prevent or eliminate an imminent danger.  Subsequent to the recovery effort, MSHA has issued orders under Section 103(k) prohibiting all activity in stopes 12 and 15, until MSHA has determined that it is safe to resume normal mining operations in those areas.  Both the Company and MSHA have commenced investigations into the accident.  We will also incur additional operating costs as a result of the rescue effort, however, such costs cannot be estimated at this time.

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A – Business – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2010 and under Part II – Other Information, Item 1A. Risk Factors in this quarterly report on Form 10-Q.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Hecla Mining Company and its subsidiaries have provided precious and base metals to the U.S. economy and worldwide since 1891. We discover, acquire, develop, produce, and market silver, gold, lead and zinc.  In doing so, we intend to manage our business activities in a safe, environmentally responsible and cost-effective manner.

We produce lead, zinc and bulk concentrates, which we sell to custom smelters, and unrefined gold and silver bullion bars (doré), which may be sold or further refined before sale to precious metals traders.  We are organized and managed into two segments that encompass our operating units:  the Greens Creek and Lucky Friday units.

Metals prices represent one of our greatest opportunities and risks, as well as the basis for some of our most significant estimates. In the first quarter of 2011, the average market prices of silver, gold, zinc and lead all were higher than their levels from the same period last year, as illustrated by the table in Results of Operations below. We believe that silver demand arises from both investment demand and industrial and consumer demand.  Investment demand for silver and gold has been relatively strong over the past three years and is influenced by various factors, including:  the value of the U.S. Dollar and other currencies, expanding U.S. budget deficits, widening availability of exchange-traded commodity funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertainty towards a global economic recovery could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  We believe that global economic conditions are improving, though slowly and unevenly, and that industrial trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer and industrial demand for silver.  However, there can be no assurance whether these trends will continue or to how they will impact prices of the metals we produce.

Another challenge is the risk associated with environmental litigation and ongoing reclamation activities. As described in Item 1A. Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2010 and Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited)  in this Form 10-Q, it is possible that our estimate of these liabilities may change in the future, affecting our strategic plans.  For example, the EPA has released for public comment its proposed plan for remediation of the upper portion of the Coeur d’Alene River Basin, a plan with an originally estimated present value cost of $1.3 billion and duration of between 50 and 90 years.  This plan represents a significant increase from the EPA’s interim 2002 Record of Decision with its estimated cost of $359 million for both the upper and lower portions of the Basin.  We do not know the extent to which the EPA’s proposal will be ultimately implemented, its effect on our current operations in the Basin, or how the liability of Hecla Limited (our wholly-owned subsidiary) for environmental damages could be affected.  As also discussed in Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) in this Form 10-Q, although we have resumed settlement negotiations, and we believe we have reached an understanding on the proposed terms of potential settlement with the Plaintiffs in the Coeur d’Alene Basin environmental litigation, no assurance can be given that final settlement will be reached and a Consent Decree entered.  Because the uncertainty surrounding settlement efforts and the status of the EPA’s proposed remediation plan makes calculating accruals and planning for our business generally more difficult and uncertain, we believe resolving such litigation during 2011 would assist our planning efforts and decrease uncertainty regarding our liability and our liquidity needs.  See Item 1A. Risk Factors – Legal, Market and Regulatory Risks – The financial terms of settlement that we negotiated with the Plaintiffs in the Coeur d’Alene Basin environmental litigation, and the State of Idaho, are non-binding, and complete settlement of the litigation and other claims may not be reached in our annual report filed on Form 10-K for the year ended December 31, 2010.

As a result of continued improvement in our financial condition, available capital resources, and strong operating performance, we believe that we are well positioned to seek opportunities for growth through both acquisitions and expansion of our current operations.  One such opportunity involves the construction of an internal shaft at the Lucky Friday mine (“#4 Shaft”), which, we believe, could significantly increase production and extend the life of the mine.  We have commenced with engineering and construction activities on #4 Shaft, and management plans to seek final approval of the project by the Board of Directors in mid-2011 (see additional discussion in The Lucky Friday Segment section below).  If approved, construction of #4 Shaft as currently designed is expected to cost a total of approximately $200 million, including approximately $60 million that that has been spent as of March 31, 2011, and take an additional four years to complete.  We believe that our current capital resources will allow us to proceed.  However, there are a number of factors that could affect completion of the project, including:  (i) a significant decline in metals prices, (ii) a reduction in available cash or credit, whether arising from decreased cash flow or other uses of available cash, (iii) a significant increase in operating or capital costs, (iv) our inability to successfully settle or otherwise manage our existing and potential environmental liabilities relating to historical mining activities in the Coeur d’Alene Basin, or (v) longer than expected delays in construction activities related to the recent incident at the Lucky Friday (discussed below).

As disclosed in Form 10-K for the year ended December 31, 2010, approximately 15% of our revenue in 2010 derived from sales to smelters in Japan. The recent tsunami in Japan is not expected to significantly affect our revenues or cost of sales, as smelters not affected by the tsunami continued accepting our shipments. Those smelters which were affected and had temporarily halted shipments based on force majeure  have lifted such force majeure declarations and resumed accepting our shipments. We were able to place all halted shipments at other customers’ smelters.

On April 15, 2011, a single fatality occurred at the Lucky Friday Mine resulting in a decision by us to immediately halt all operations at the mine (other than rescue efforts).  The accident involved a localized fall of ground at 6150 feet below surface in an area known as the west 15 stope.  The Mine Safety Health Administration (“MSHA”) has had representatives on-site at the Lucky Friday for the majority of time since April 16.  In addition to our decision to halt mining operations pending rescue and recovery efforts, MSHA issued orders to Hecla Limited under Sections 103(j) and (k) of the Federal Mine Safety & Health Act of 1977, prohibiting all activity in the west 15 stope except to the extent necessary for rescue operations or to prevent or eliminate an imminent danger.   Subsequent to the recovery efforts, MSHA has issued orders under Section 103(k) prohibiting all activity in stopes 12 and 15, until MSHA has determined that it is safe to resume normal mining operations in those areas.  Both the Company and MSHA have commenced investigations into the accident.  We will also incur additional operating costs as a result of the rescue effort, however, such costs cannot be estimated at this time.

The map below shows the locations of our operating units and our exploration projects, as well as our corporate offices located in Coeur d’Alene, Idaho and Vancouver, British Columbia.

Our current business strategy is to focus our financial and human resources in the following areas:

•	operating our properties safely and cost-effectively;
•	expanding our proven and probable reserves and production capacity at our operating properties;
•	resolve our environmental liabilities on acceptable terms;
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

Our estimate for 2011 silver production continues to be between 9 and 10 million ounces, notwithstanding the  accident and related temporary shut-down of mining operations at Lucky Friday discussed further above.

Results of Operations

For the first quarter of 2011, we recorded income applicable to common shareholders of $43.2 million ($0.16 per common share), compared to $18.4 million during the first quarter of 2010 ($0.08 per common share).  The following factors led to the improved results for the first three months of 2011 compared to the same period in 2010:

•	Increased gross profit at our Greens Creek and Lucky Friday units by $42.0 million and $10.1 million, respectively (see The Greens Creek Segment and The Lucky Friday Segment sections below);
•	Increased average prices for silver, gold, zinc and lead for the first quarter of 2011 compared to the same 2010 period, as illustrated by the following table:

		Three months ended March 31,
		2011	2010
Silver —	London PM Fix ($/ounce)	$31.66	$16.92
	Realized price per ounce	$36.49	$16.92
Gold —	London PM Fix ($/ounce)	$1,384	$1,109
	Realized price per ounce	$1,405	$1,107
Lead —	LME Final Cash Buyer ($/pound)	$1.18	$1.01
	Realized price per pound	$1.19	$0.93
Zinc —	LME Final Cash Buyer ($/pound)	$1.09	$1.04
	Realized price per pound	$1.09	$0.96

Concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which may differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the smelters, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metal prices each period through final settlement.  For the first quarter of 2011, we recorded net positive adjustments to provisional settlements of $7.2 million compared to net negative price adjustments to provisional settlements of $3.0 million in the first quarter of 2010.  The net positive price adjustments for the first quarter of 2011 consist of positive price adjustments for silver, lead, and gold, partially offset by negative price adjustments for zinc. The price adjustments for the 2011 period related to zinc and lead contained in our concentrate shipments were offset by gains and losses on forward contracts for those metals (see Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  The gains and losses on these contracts are included in revenues and impact the realized prices for zinc and lead.  We recognized an overall net gain on the contracts of $0.7 million in the first quarter of 2011.  The differences between our realized metal prices and average market prices are due primarily to the aforementioned gains on forward contracts and price adjustments included in our revenues resulting from the difference between metal prices upon transfer of title of concentrates to the buyer and metal prices at the time of final settlement.
•
Lower preferred stock dividends by $3.3 million, as all outstanding shares of Mandatory Convertible Preferred Stock automatically converted to shares of our common stock on January 1, 2011 (see Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on the conversion).

•
Lower provision for closed operations and environmental matters by $2.4 million in the first quarter of 2011 compared to the same 2010 period primarily due to a $2.4 million adjustment to increase our liability balance associated with the Bunker Hill Superfund Site recorded in the first quarter of 2010, with no comparable adjustment recorded in the 2011 period (see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

The factors discussed above were partially offset by the following other significant items affecting the comparison of our first quarter 2011 operating results to the results for the same 2010 period:

•
A $23.5 million income tax provision in the first quarter of 2011 related primarily to amortization of deferred tax assets compared to a $6.2 million net income tax benefit recognized in the first quarter of 2010.  The 2010 benefit was due to a $7.7 million valuation allowance adjustment to our deferred tax asset balances, partially offset by $1.5 million in deferred tax asset amortization.  See Note 3 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

•
$2.0 million loss on base metal derivative contracts in the first quarter of 2011, with no comparable losses in the corresponding 2010 period.  The losses are related to financially-settled forward contracts on forecasted zinc and lead production as a part of a risk management program initiated in the second quarter of 2010.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk - Commodity-Price Risk Management for more information on our derivatives contracts.

The Greens Creek Segment

Below is a comparison of the operating results and key production statistics of our Greens Creek segment (dollars are in thousands, except for per ounce amounts).

	Three Months Ended March 31,
	2011	2010
Sales	$101,802	$56,541
Cost of sales and other direct production costs	(31,727)	(25,063)
Depreciation, depletion and amortization	(10,680)	(14,080)
Gross Profit	$59,395	$17,398

Tons of ore milled	189,767	198,124
Production:
Silver (ounces)	1,697,584	1,601,655
Gold (ounces)	14,430	16,862
Zinc (tons)	15,526	19,681
Lead (tons)	4,711	6,680
Payable metal quantities sold:
Silver (ounces)	1,662,337	1,229,263
Gold (ounces)	11,590	12,851
Zinc (tons)	11,951	13,808
Lead (tons)	4,019	4,552
Ore grades:
Silver ounces per ton	12.50	10.87
Gold ounces per ton	0.12	0.13
Zinc percent	9.38	11.21
Lead percent	3.28	4.28
Mining cost per ton	$46.64	$42.00
Milling cost per ton	$27.64	$22.05
Total cash cost per silver ounce (1)	$(0.73)	$(6.47)

(1)
A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The $42.0 million increase in gross profit during the first quarter of 2011 compared to the same 2010 period was primarily the result of significantly higher average market and realized metal prices for all metals produced at Greens Creek and a 15% increase in silver ore grades, which resulted in higher silver production.  The impact of these factors was partially offset by a 16% and 23% decrease in zinc and lead ore grades, respectively, which resulted in lower zinc and lead production, as well as, a decrease in mill throughput due to the lower availability of bulk longhole stopes, which provide higher ore production volumes, in the 2011 period. In addition, the decrease in tons of ore milled resulted in a decrease to depreciation impacting the overall gross profit.  The ore grade variances are due to differences in the sequencing of production from the various mine areas as a part of the overall mine plan.  In addition, gross profit at Greens Creek was affected by positive prices adjustments to revenues during the first quarter of 2011 of $6.7 million compared to negative price adjustments during the first quarter of 2010 of $3.3 million.   Price adjustments to revenues result from changes in metal prices between transfer of title of concentrates to buyers and final settlements during the quarter.   Cost of sales and other direct production costs increased by 27% in the 2011 period, due primarily to  increases in mine license tax, due to higher profitability, employee-related costs, and power costs, due to higher diesel prices and reduced availability of hydroelectric power.

The $5.74 increase in total cash cost per silver ounce in the first quarter of 2011compared to the first quarter of 2010 is primarily a result of lower by-product credits by $5.43 per ounce and higher mine license tax and production costs by $1.30 and $0.68 per ounce, respectively, offset by lower concentrate treatment and freight by $1.78 per ounce.  The lower by-product credits are the result of decreased zinc and lead production due to lower ore grades for those metals, partially offset by higher average market zinc, lead, and gold prices.

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

The Lucky Friday Segment

The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands, except for per ounce amounts):

	Three Months Ended March 31,
	2011	2010
Sales	$34,562	$23,334
Cost of sales and other direct production costs	(12,802)	(11,207)
Depreciation, depletion and amortization	(1,582)	(1,989)
Gross profit	$20,178	$10,138

Tons of ore milled	88,760	92,041
Production:
Silver (ounces)	756,824	882,079
Lead (tons)	4,944	5,501
Zinc (tons)	2,155	2,531
Payable metal quantities sold:
Silver (ounces)	701,092	812,977
Lead (tons)	4,583	5,055
Zinc (tons)	1,564	1,846
Ore grades:
Silver ounces per ton	9.27	10.30
Lead percent	6.08	6.45
Zinc percent	2.85	3.15
Mining cost per ton	$58.51	$53.07
Milling cost per ton	$15.40	$14.47
Total cash cost per silver ounce (1)	$4.99	$3.21

(1)
A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The $10.0 million increase in gross profit for the first quarter of 2011 compared to the same 2010 period resulted primarily from significantly higher realized silver, lead and zinc prices, partially offset by lower mill throughput and ore grades.  Cost of sales and other direct production costs increased by 14% in the first quarter of 2011 compared to the first quarter of 2010 due primarily to increases in employee profit sharing and taxes, due to increased profitability.  Depreciation was lower in the first quarter of 2011 compared to the same period in 2010 due to a reduction in units-of-production depreciation incidental to an extension of expected mine life at Lucky Friday. Production costs increased on a per ton basis in the 2011 period compared to the same period in 2010, with a 10% increase in mining cost per ton, as well as a 6% increase in milling cost per ton, primarily due to a decrease in tonnage produced, increased fuel costs, consumable underground materials, reagents, power and maintenance supplies.

The $1.78 increase in total cash costs per silver ounce in the first quarter of 2011 compared to the 2010 period is attributed to higher treatment and freight, profit sharing, and production costs of, $2.32, $2.09 and $2.08 per ounce, respectively. This is partially offset by higher lead and zinc by-product credits of $3.82 per ounce resulting from increased prices for those metals.

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

Over the past years we have evaluated alternatives for deeper access at the Lucky Friday mine in order to expand its operational life.  As a result, we have initiated work on an internal shaft at the Lucky Friday (#4 Shaft).  See the Overview section above for more information on #4 Shaft.  Our management currently expects to seek final approval of the project by the Board of Directors in the second quarter of 2011.

Many of the employees at our Lucky Friday unit are represented by a union. The collective bargaining agreement with the union expires on April 30, 2016.

Corporate Matters

Other significant non-operational variances affecting the results of our first quarter 2011 operations as compared to the first quarter 2010 were as follows:

•
Higher general and administrative expense in the first quarter of 2011 by $0.6 million which was primarily the result of an increase in workforce costs and incentive compensation expense in the 2011 period.

•
$0.4 million increase in other operating expense primarily as a result of actuarial liability increase in pension fund assets incurred in the first quarter of 2011.  See Note 3 of Notes to Condensed Consolidation Financial Statements (Unaudited) for more information.

•	The company entered into a base metals hedging program in the second quarter 2010 resulting in a $2.0 million loss on derivative contracts in the first quarter of 2011.
•
An income tax provision of $23.5 million for the first quarter of 2011 compared to an income tax benefit of $6.2 million for the first quarter of 2010.  The 2010 benefit was due primarily to a $7.7 million valuation allowance adjustment to our deferred tax asset balances, partially offset by $1.5 million in deferred tax asset amortization.  See Note 3 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The tables below present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) for our operations at the Greens Creek and Lucky Friday units for the three months ended March 31, 2011 and 2010 (in thousands, except costs per ounce).

Total cash costs include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties, and mining production taxes, and concentrate freight, net of by-product revenues earned from all metals other than the primary metal produced at each unit.  Total cash costs provide management and investors an indication of net cash flow, after consideration of the realized price received for production sold.  Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective.  “Total cash cost per ounce” is a measure developed by precious metals companies in an effort to provide a comparable standard.  However, there can be no assurance that our reporting of this non-GAAP measure is similar to that reported by other mining companies.

Cost of sales and other direct production costs and depreciation, depletion and amortization, is the most comparable financial measure calculated in accordance with GAAP to total cash costs.  The sum of the cost of sales and other direct production costs and depreciation, depletion and amortization for our operating units in the tables below is presented in our Condensed Consolidated Statement of Income and Comprehensive Income  (Unaudited) (in thousands).

	Total, All Properties

	Three Months Ended March 31,
	2011	2010
Total cash costs	$2,530	$(7,532)
Divided by silver ounces produced	2,455	2,484
Total cash cost per silver ounce produced	$1.03	$(3.03)
Reconciliation to GAAP:
Total cash costs	$2,530	$(7,532)
Depreciation, depletion and amortization	12,262	16,069
Treatment costs	(24,236)	(24,918)
By-product credits	64,511	69,395
Change in product inventory	1,533	(458)
Reclamation and other costs	191	(217)
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$56,791	$52,339

	Greens Creek unit

	Three Months Ended March 31,
	2011	2010
Total cash costs	$(1,245)	$(10,366)
Divided by silver ounces produced	1,698	1,602
Total cash cost per silver ounce produced	$(0.73)	$(6.47)
Reconciliation to GAAP:
Total cash costs	$(1,245)	$(10,366)
Depreciation, depletion and amortization	10,680	14,080
Treatment costs	(19,116)	(19,939)
By-product credits	50,063	55,926
Change in product inventory	1,858	(334)
Reclamation and other costs	167	(224)
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$42,407	$39,143

	Lucky Friday unit

	Three Months Ended March 31,
	2011	2010
Total cash costs	$3,775	$2,834
Divided by silver ounces produced	757	882
Total cash cost per silver ounce produced	$4.99	$3.21
Reconciliation to GAAP:
Total cash costs	$3,775	$2,834
Depreciation, depletion and amortization	1,582	1,989
Treatment costs	(5,120)	(4,979)
By-product credits	14,448	13,469
Change in product inventory	(325)	(124)
Reclamation and other costs	24	7
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$14,384	$13,196

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	March 31, 2011	December 31, 2010
Cash and cash equivalents	$321.7	$283.6
Marketable equity securities	5.2	2.7
Total cash, cash equivalents and investments	$326.9	$286.3

Cash and cash equivalents increased by $38.1 million in the first three months of 2011, as discussed below, while the value of marketable equity securities increased by $2.5 million due to the purchase of securities in March 2011, partially offset by the sale of securities during the first quarter of 2011 (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

In February of 2011, the negotiators representing Hecla Limited and the Plaintiffs reached an understanding on proposed financial terms to be incorporated into a comprehensive settlement with respect to the Coeur d’Alene Basin environmental litigation and related claims .  The final terms of settlement, if agreed upon by all parties, would be part of a full and final settlement in the form of a Consent Decree.  If a Consent Decree is entered by the Court, Hecla Limited will have resolved all of Plaintiffs’ existing claims under CERCLA (and certain other statutes) for past response costs, future environmental remediation costs, and natural resource damages related to historical mine workings in the Basin (including the Box). While there is no assurance that the parties will be successful in negotiating and agreeing on the final terms of the Consent Decree, or that the Consent Decree will be entered by the Court, if it is agreed upon and entered, Hecla Limited would make the following payments:

•
$102 million of cash, $55.5 million of cash or Hecla Mining Company common stock, and approximately $9.5 million in proceeds from series 3 warrants received by Hecla to date and referred to below, all  payable 30 days after entry of the Consent Decree;

•	$25 million of cash 30 days after the first anniversary of entry of the Consent Decree;

•	$15 million of cash 30 days after the second anniversary of entry of the Consent Decree; and

•
Approximately $56.4 million by August 2014, as quarterly payments of the proceeds from the exercise of any outstanding Series 1 and Series 3 warrants (which have an exercise price of between $2.45 and $2.50 per share) during the quarter, with the remaining balance, if any, due in August 2014.

The foregoing payments of $25 million, $15 million, and $56.4 million would require third party surety.  Further, commencing April 15, 2011 until the lodging of the Consent Decree, $197.5 million of the foregoing payments  would accrue interest at the annual rate of 3.25%.  The $25 million and $15 million payments would also accrue interest from the entry of the Consent Decree until payment at the Superfund rate (currently 0.69%).  In addition to the foregoing payments, we would be obligated to provide the Plaintiffs with a limited amount of land we currently own to be used as a repository waste site. The interest in the land to be provided was acquired by Hecla Limited in prior periods, and will require no further payments of cash.

As a result of our current cash balance, the performance of our operations, current metals prices, and full availability of our $60 million revolving credit agreement, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing if needed will be adequate to meet our obligations during the next twelve months, including any required settlement payments and capital outlays for the #4 Shaft project discussed below.  We currently estimate that a total of approximately $97 million will be incurred on capital expenditures for equipment, infrastructure, and development at our Lucky Friday and Greens Creek units in 2011.  We also estimate that exploration expenditures will total approximately $28 million in 2011.

To increase production and longevity at the Lucky Friday mine, we have initiated work on #4 Shaft, including: detailed shaft design, excavation of the hoist room and off shaft development access to shaft facilities, placement and receipt of orders for major equipment purchases, and other construction activities. If we decide to continue with construction of #4 Shaft, it would involve capital expenditures of approximately $200 million, which includes approximately $60 million that has been spent on the project as of March 31, 2011. Our ability to finance such a project will depend on our operational performance, metals prices, our ability to estimate capital costs, sources of liquidity available to us, and other factors. We believe that our available cash, revolving credit agreement, cash from operations, and access to equity and financial markets will allow us to proceed even if the proposed settlement of the Coeur d’Alene Basin environmental litigation and related claims is finalized and payments made as anticipated thereunder.  We may also mitigate market risk from time to time with selective base metal derivative contract programs. However, a sustained downturn in metals prices or significant increases in operational or capital costs or other factors beyond our control could compel us to suspend the project in the future.

	Three Months Ended March 31,
	2011	2010
Cash provided by operating activities (in millions)	$60.9	$17.8

Cash provided by operating activities in the first three months of 2011 increased compared to the same 2010 period primarily due to higher income, as adjusted for non-cash items. The improved results are attributable to higher prices for all metals produced at our operations. Working capital and other operating asset and liability changes decreased by $13.2 million in the first three months of 2011 compared to a decrease of $16.4 million in the 2010 period.   The $3.2 million variance is due primarily to a reduction in the accrued payroll balance due to payment of incentive compensation in March 201l, partially offset by lower product inventory due primarily to the timing of concentrate shipments at Greens Creek.

	Three Months Ended March 31,
	2011	2010
Cash used in investing activities (in millions)	$(23.5)	$(5.6)

During the first three months of 2011 we invested $21.8 million in capital expenditures, higher by $15.1 million than the same period last year, due to an increase in capital spending at both the Greens Creek and Lucky Friday units. During the first quarter of 2011, we purchased marketable securities having a cost of $3.2 million, and sold investments having a cost of $0.8 million for proceeds of $1.4 million (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  In January 2010 we sold investments having a cost basis of $0.6 million for proceeds of $1.1 million.

	Three Months Ended March 31,
	2011	2010
Cash provided by (used in) financing activities (in millions)	$0.7	$(0.5)

Warrants to purchase approximately 1.8 million shares of our Common Stock were exercised in the first quarter of 2011, resulting in proceeds to us of approximately $4.4 million, with additional proceeds of $0.3 million from the exercise of options.  The remaining warrants outstanding at March 31, 2011 to purchase approximately  22.7 million shares of our Common Stock have exercise prices ranging from $2.45 to $2.56 per share and expire in 2014 (see Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our warrants outstanding).  During the first quarter of 2010, warrants and options exercised resulted in net cash proceeds of $0.7 million. We paid cash dividends totaling $3.3 million on our 6.5% Mandatory Convertible Preferred Stock and $0.1 million on our Series B Preferred Stock in the first quarter of 2011.  We paid $0.8 million in cash dividends on our Series B Preferred Stock in the first quarter of 2010, while $16.3 million in 6.5% Mandatory Convertible Preferred Stock dividends were paid in shares of our common stock.  On January 1, 2011, all of the outstanding shares of our 6.5% Mandatory Convertible Preferred Stock were converted to shares of our common stock, and we paid the final quarterly dividend on that series of preferred stock in January 2011.  We are no longer required to pay quarterly dividends of approximately $3.3 million as a result of the conversion.  We made repayments on our capital leases of $0.6 million and $0.4 million in the three month periods ended March 31, 2011 and 2010, respectively.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders, certain capital expenditures, our credit facility (as modified by amendments) and lease arrangements as of March 31, 2011 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years		4-5 years		More than 5 years		Total

Purchase obligations (1)	$5,715	$	- -	$	- -	$	- -	$5,715
Commitment fees (2)	495		908		- -		- -	1,403
Contractual obligations (3)	3,407		- -		- -		- -	3,407
Capital lease commitments (4)	3,089		1,744		1,789		679	7,301
Operating lease commitments (5)	2,929		4,812		1,967		1,263	10,971
Supplemental executive retirement plan (6)	324		660		745		2,457	4,186
Total contractual cash obligations	$15,959		$8,124		$4,501		$4,399	$32,983

(1)
Consists of open purchase orders of approximately $4.4 million at the Greens Creek unit and $1.3 million at the Lucky Friday unit.  Included in these amounts are approximately $4.1 million and $1.2 million related to various capital projects at the Greens Creek and Lucky Friday units, respectively.

(2)
In October 2009, we entered into a $60 million revolving credit agreement, which was amended in March 2010, July 2010 and again in December 2010.  We are required to pay a standby fee, dependent on our leverage ratio, of between 0.825% and 1.05% per annum on undrawn amounts under the revolving credit agreement. There was no amount drawn under the revolving credit agreement as of March 31, 2011, and the amounts above assume no amounts will be drawn during the agreement’s term.  For more information on our credit facility, see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)
As of March 31, 2011, we were committed to approximately $2.7 and $0.7 million for various capital projects at the Greens Creek and Lucky Friday units respectively.  Total contractual obligations at March 31, 2011 also included approximately $1.1 million for commitments relating to non-capital items at Greens Creek.

(4)
Represents scheduled capital lease payments of $5.6 million and $1.7 million (including interest), respectively, for equipment at our Greens Creek and Lucky Friday units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

(6)
There were no funding requirements as of March 31, 2011 under our other defined benefit pension plans.  See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information

We record a liability for costs associated with mine closure, reclamation of land and other environmental matters.  At March 31, 2011, our liability for these matters totaled $319.1 million, including $262.2 for Hecla Limited’s liability relating to the Coeur d’Alene River Basin in northern Idaho, for which no contractual or commitment obligations exist.  However, in February of 2011, the negotiators representing Hecla Limited and the Plaintiffs reached an understanding on proposed financial terms to be incorporated into a comprehensive settlement with respect to the Coeur d’Alene Basin environmental litigation and related claims.  While there is no assurance that the parties will be successful in negotiating and agreeing on the final terms of the Consent Decree, or that the Consent Decree will be entered by the Court, if it is agreed upon and entered, Hecla Limited would  be obligated to make significant cash payments to the Plaintiffs.  See the Financial Liquidity and Capital Resources section above for more information on the financial terms of the proposed settlement.  Future expenditures related to closure, reclamation and environmental expenditures at our other sites are difficult to estimate, although we anticipate we will make substantial expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At March 31, 2011, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2010. As described in Note 1, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. As shown under Item 1A. — Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2010, metals prices have historically been volatile. While average prices for all four metals we produce performed favorably for the five consecutive years prior to 2008, there was a reduction in the average prices for zinc and lead in 2008 compared to 2007, and average prices for silver, zinc and lead were lower in 2009 compared to 2008.  Average prices for all four metals rebounded in 2010 and were higher than their levels in both 2009 and 2008, and average prices for all four metals were higher for the first quarter of 2011compared to the same period in 2010.  However, we have recorded impairments to our asset carrying value because of low prices in the past, and we can offer no assurance that prices will either remain at their current levels or increase.  Future metals prices may also affect the analysis of our ability to pay for environmental remediation or damage settlements.

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

Sales of all metals products sold directly to smelters are recorded as revenues when title and risk of loss transfer to the smelter (generally at the time of shipment) at estimated forward metals prices for the estimated month of settlement. Due to the time elapsed from shipment to the smelter to the final settlement with the smelter, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales and trade accounts receivable are adjusted to estimated settlement metals prices until final settlement by the smelter. Changes in metals prices between shipment and final settlement result in changes to revenues and accounts receivable previously recorded upon shipment.  As a result, our trade accounts receivable balances are subject to changes in metals prices until final settlement occurs.  For more information, see part O. Revenue Recognition of Note 1 of Notes to Consolidated Financial Statements of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2010.

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

Mineral Reserves

Critical estimates are inherent in the process of determining our reserves. Our reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. Metals prices are estimated at long-term averages, as described in Item 2. — Property Descriptions in our annual report on Form 10-K filed for the year ended December 31, 2010. Our assessment of reserves occurs at least annually, and periodically utilizes external audits.

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

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at acquisition date.  The valuation of assets acquired and liabilities assumed requires management to make significant estimates and assumptions, especially with respect to long-lived assets, including estimates of future metals prices and mineral reserves, as discussed above.  In some cases, we use third-party appraisers to determine the fair values and lives of property and other identifiable assets.  For example, in April 2008, we completed the acquisition of all of the equity of the Rio Tinto, plc subsidiaries holding a 70.3% interest in the Greens Creek mine, giving our various subsidiaries control of 100% of Greens Creek.  We utilized a third-party appraiser to allocate the $758.5 million purchase price to the fair value of the assets and liabilities assumed at the date of acquisition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at March 31, 2011, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable (see Item 1A. –  Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2010 and Part II – Other Information, Item 1A. Risk Factors in this quarterly report on Form 10-Q).

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

In April 2010, we began utilizing financially-settled forward contracts to sell lead and zinc at fixed prices for settlement at approximately the same time that our unsettled concentrate sales contracts will settle.  The settlement of each concentrate lot is based on the average spot price of the metal during the month of settlement, which may differ from the prices used to record the sale when the sale takes place.  The objective of the contracts is to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  We recognized a $0.7 million net gain on the contracts during the first quarter of 2011, which is included in sales of products.  The net gain recognized on the contracts offsets price adjustments on our provisional concentrate sales related to changes to lead and zinc prices between the time of sale and final settlement.

In addition, in May 2010, we also began utilizing financially-settled forward contracts to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  We recognized a $2.0 million net loss on the contracts, including $4.9 million in losses realized on settled contracts, during the first quarter of 2011. The net losses on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.  The losses recognized during the first quarter of 2011 are the result of increasing lead prices, partially offset by gains due to a reduction in  zinc prices, during the quarter.  However, this program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

At March 31, 2011, we recorded a current liability of $14.5 million, which is included in current derivative contract liabilities, and a non-current liability of $1.1 million, which is included in other non-current liabilities, for the fair value of the contracts outstanding under the two programs discussed above.

The following table summarizes the quantities of base metals committed under forward sales contracts at March 31, 2011:

	Metric tonnes under contract		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2011 settlements	13,050	4,475	$1.09	$1.19

Contracts on forecasted sales
2011 settlements	14,700	9,575	$0.96	$1.00
2012 settlements	26,650	18,000	$1.11	$1.11
2013 settlements	3,900	6,775	$1.16	$1.15

Provisional Sales

Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfers to the smelter (generally at the time of shipment) at forward prices for the estimated month of settlement. Due to the time elapsed from shipment to the smelter and the final settlement with the smelter, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the smelter.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our annual reported filed on Form 10-K for the year ended December 31, 2010 for more information). At March 31, 2011, metals contained in concentrates and exposed to future price changes totaled approximately 1.9 million ounces of silver, 8,419 ounces of gold, 15,813 tons of zinc, and 5,461 tons of lead.  If the price for each metal were to change by one percent, the change in the total value of the concentrates sold would be approximately $1.3 million.  However, as noted in Commodity-Price Risk Management above, in April 2010 we initiated a program designed to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our zinc and lead sales.

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of March 31, 2011, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     Risk Factors

Item 1A – Risk Factors of the Company’s annual report filed on Form 10-K for the year ended December 31, 2010 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results.  Certain of those risk factors have been updated, and a new risk factor has been included, in this Form 10-Q to provide updated information, as set forth below.

LEGAL, MARKET AND REGULATORY RISKS

Mining accidents or other adverse events at an operation could decrease our anticipated production.

Production may be reduced below our historical or estimated levels as a result of mining accidents; unfavorable ground conditions; work stoppages or slow-downs; lower than expected ore grades; the metallurgical characteristics of the ore that are less economic than anticipated; or our equipment or facilities fail to operate properly or as expected.  For example, in the second quarter of 2010, mining activities at the Lucky Friday mine stopped for approximately two weeks due to some deterioration of shaft infrastructure at the #2 Shaft, which is the mine’s secondary escape way.  That stoppage adversely impacted production in the second quarter of 2010.  Upon completion of repairs to #2 Shaft, the mine returned to normal production.  In addition, in April 2011, a fatal accident occurred at the Lucky Friday Mine resulting in a cessation of operations at the mine.  That stoppage will adversely impact production in the second quarter of 2011.  For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The April 2011 accident at our Lucky Friday Mine could have additional adverse consequences to us.

Both the Mine Safety Health Administration (“MSHA”) and we have commenced investigations into the April 2011 fatal accident at the Lucky Friday Mine.  As a result of such investigations, Hecla Limited may face an enforcement action, as well as additional orders by MSHA.  In addition, Hecla Limited could also face penalties (including monetary penalties) from MSHA or other governmental agencies.  Finally, it is possible that Hecla Limited could face litigation relating to the incident.  Each one of the foregoing possibilities could have a material adverse impact on our cash flows, results of operations or financial condition.

We are required to obtain governmental and lessor approvals and permits in order to conduct mining operations.

In the ordinary course of business, mining companies are required to seek governmental and lessor approvals and permits for expansion of existing operations or for the commencement of new operations. For example, we estimate that our Greens Creek tailings impoundment area has sufficient capacity to meet our needs through 2014.  In order to increase the tailings capacity at the mine, a permit is required.  Obtaining the necessary governmental permits is a complex, time-consuming and costly process. The duration and success of our efforts to obtain permits are contingent upon many variables not within our control. Obtaining environmental permits, including the approval of reclamation plans, may increase costs and cause delays depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority. There can be no assurance that all necessary approvals and permits will be obtained and, if obtained, that the costs involved will not exceed those that we previously estimated. It is possible that the costs and delays associated with the compliance with such standards and regulations could become such that we would not proceed with the development or operation.  We are required to post surety bonds or cash collateral to secure our reclamation obligations and we may be unable to obtain the required surety bonds or may not have the resources to provide cash collateral.

We face substantial governmental regulation and environmental risk.

Our business is subject to extensive U.S. and foreign, federal, state and local laws and regulations governing development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters. For example, in 2010 both of our operating mines received several citations under the Mine Safety and Health Act of 1977, as administered by MSHA.  Further, we have been and are currently involved in lawsuits or disputes in which we have been accused of causing environmental damage, violating environmental laws, or violating environmental permits, and we may be subject to similar lawsuits or disputes in the future.  See risk titled “Our environmental obligations may exceed the provisions we have made.”

In addition to existing regulatory requirements, legislation and regulations may be adopted or permit limits reduced at any time that result in additional operating expense, capital expenditures or restrictions and delays in the mining, production or development of our properties.  Mining accidents and fatalities may increase the likelihood of additional regulation or changes in law.  In addition, enforcement or regulatory tools and methods available to governmental regulators such as the U.S. Environmental Protection Agency which have not been used or seldomly used against us, could in the future be used against us.

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

Item 2.Unregistered Shares of Equity Securities and Use of Proceeds

As previously disclosed in our Current Report on Form 8-K filed on December 29, 2010, on January 1, 2011, all 2,012,500 outstanding shares of our 6.5% Mandatory Convertible Preferred Stock automatically converted to shares of our Common Stock at a conversion rate of 9.3773 shares of Common Stock per each share of Preferred Stock.  This resulted in the issuance of 18,871,816 unregistered shares of our Common Stock.  The issuance of shares to the previous holders of the 6.5% Mandatory Convertible Preferred Stock is exempt from registration as it involves no sale for value in which any investment decision is made and/or no public offering pursuant to Section 4(2) of the Securities Act of 1933.

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

(Registrant)

Date: May 9, 2011	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date: May 9, 2011	By:	/s/ James A. Sabala
James A. Sabala, Senior Vice President and
Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-Q – March 31, 2011
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

4.1(a)
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant.  Filed as part of exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No 1-8491), and incorporated herein by reference.

4.1(b)
Certificate of Designation, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant.  Filed as part of exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-8491), and incorporated herein by reference.

4.2(a)	Form of Series 1 Common Stock Purchase Warrant. Filed as exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on December 11, 2008 (File No. 1-8491), and incorporated herein by reference.

4.2(b)	Form of Series 3 Common Stock Purchase Warrant. Filed as exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on February 9, 2009 (File No. 1-8491), and incorporated herein by reference.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Mine safety information listed in Section 1503 of the Dodd-Frank Act. *

101.INS	XBRL Instance. **

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation.**

101.DEF	XBRL Taxonomy Extension Definition.**

101.LAB	XBRL Taxonomy Extension Labels.**

101.PRE	XBRL Taxonomy Extension Presentation.**
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

(1) Indicates a management contract or compensatory plan or arrangement.