Form 10-Q
period 2011-06-30
HECLA MINING CO/DE/
filed 2011-08-09
CIK 719413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Large Accelerated Filer   XX.                                                                                         Accelerated Filer     .
Non-Accelerated Filer      .                                                                                         Smaller reporting company    .
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      .    No XX.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding August 5, 2011
Common stock, par value $0.25 per share	280,013,636

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2010

I N D E X*

Page
PART I - Financial Information
Item 1 – Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets -
June 30, 2011 and December 31, 2010	4

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) -
Three Months Ended and Six Months Ended – June 30, 2011 and 2010	5

Condensed Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2011 and 2010	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	41

PART II - Other Information

Item 1 – Legal Proceedings	43

Item 1A – Risk Factors	43

Item 6 – Exhibits	45

Signatures	46

Exhibits	47

*Items 2, 3, 4 and 5 of Part II are omitted as they are not applicable.

Item 1. Financial Statements

Part I - Financial Information

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$377,436	$283,606
Investments	-	1,474
Accounts receivable	45,121	36,840
Inventories:
Concentrates, doré, and stockpiled ore	11,517	8,886
Materials and supplies	10,470	10,245
Current deferred income taxes	75,435	87,287
Other current assets	2,336	3,683
Total current assets	522,315	432,021
Non-current investments	4,161	1,194
Non-current restricted cash and investments	926	10,314
Properties, plants, equipment and mineral interests, net	855,482	833,288
Non-current deferred income taxes	73,851	100,072
Other non-current assets and deferred charges	3,654	5,604
Total assets	$1,460,389	$1,382,493

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$44,355	$31,725
Accrued payroll and related benefits	10,343	10,789
Accrued taxes	9,678	16,042
Current portion of capital leases	3,045	2,481
Current portion of accrued reclamation and closure costs	175,597	175,484
Current derivative contract liabilities	10,510	20,016
Total current liabilities	253,528	256,537
Capital leases	4,473	3,792
Accrued reclamation and closure costs	143,026	143,313
Other noncurrent liabilities	16,149	16,598
Total liabilities	417,176	420,240
Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
6.5% Mandatory Convertible Preferred Stock, $0.25 par value, shares issued and outstanding 2011 — 0 and 2010 — 2,012,500, liquidation preference 2011 — $0 and 2010 — $201,250	-	504
Common stock, $0.25 par value, authorized 500,000,000 shares; issued and outstanding 2011 — 279,512,363 shares and 2010 — 258,485,666 shares	69,976	64,704
Capital surplus	1,180,740	1,179,751
Accumulated deficit	(189,179)	(265,577)
Accumulated other comprehensive loss	(15,843)	(15,117)
Less treasury stock, at cost; 2011 – 392,645 and 2010 – 335,957 shares	(2,520)	(2,051)
Total shareholders’ equity	1,043,213	962,253
Total liabilities and shareholders’ equity	$1,460,389	$1,382,493

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Part I - Financial Information (Continued)

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
 (Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Sales of products	$117,860	$88,631	$254,224	$168,506

Cost of sales and other direct production costs	38,865	35,545	83,394	71,815
Depreciation, depletion and amortization	11,204	15,020	23,466	31,089
	50,069	50,565	106,860	102,904
Gross profit	67,791	38,066	147,364	65,602

Other operating expenses:
General and administrative	4,550	4,664	9,249	8,777
Exploration	5,839	5,820	9,140	9,249
Other operating expense	2,270	1,601	4,087	2,565
Provision for closed operations and environmental matters	1,341	1,389	2,362	4,765
	14,000	13,474	24,838	25,356
Income from operations	53,791	24,592	122,526	40,246

Other income (expense):
Gain (loss) on sale or impairment of investments	- -	(739)	611	(151)
Gain (loss) on derivative contracts	559	1,999	(1,475)	1,999
Interest and other income	105	16	123	67
Interest expense	(1,496)	(529)	(1,973)	(1,207)
	(832)	747	(2,714)	708

Income before income taxes	52,959	25,339	119,812	40,954
Income tax provision	(19,642)	(8,255)	(43,138)	(2,026)

Net income	33,317	17,084	76,674	38,928
Preferred stock dividends	(138)	(3,409)	(276)	(6,817)

Income applicable to common shareholders	$33,179	$13,675	$76,398	$32,111

Comprehensive income:
Net income	$33,317	$17,084	$76,674	$38,928
Reclassification of net (gain) loss on sale or impairment of marketable securities included in net income	- -	739	(611)	739
Unrealized holding losses on investments	(1,082)	(510)	(115)	(1,488)

Comprehensive income	$32,235	$17,313	$75,948	$38,179

Basic income per common share after preferred dividends	$0.12	$0.06	$0.27	$0.13

Diluted income per common share after preferred dividends	$0.11	$0.05	$0.26	$0.12

Weighted average number of common shares outstanding - basic	279,347	248,549	278,901	245,371

Weighted average number of common shares outstanding - diluted	295,756	266,374	296,020	263,868

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Part I - Financial Information (Continued)

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2011	June 30, 2010

Operating activities:
Net income	$76,674	$38,928

Non-cash elements included in net income:
Depreciation, depletion and amortization	23,597	31,177
Gain on sale of investments	(611)	(588)
Loss on impairment of investments	-	739
Gain on disposition of properties, plants and equipment	(8)	-
Provision for reclamation and closure costs	556	2,502
Stock compensation	920	2,473
Deferred income taxes	38,319	268
Amortization of loan origination fees	332	320
(Gain) loss on derivative contracts	(9,198)	(2,202)
Other non-cash charges, net	391	328

Change in assets and liabilities:
Accounts receivable	(8,282)	4,023
Inventories	(2,856)	(3,207)
Other current and non-current assets	2,552	2,517
Accounts payable and accrued liabilities	12,818	11,455
Accrued payroll and related benefits	(445)	(7,332)
Accrued taxes	(6,364)	(1,256)
Accrued reclamation and closure costs and other non-current liabilities	(1,178)	(5,354)

Cash provided by operating activities	127,217	74,791

Investing activities:
Additions to properties, plants, equipment and mineral interests	(40,580)	(27,864)
Proceeds from sale of investments	1,366	1,138
Proceeds from disposition of properties, plants and equipment	113	-
Purchases of investments	(3,200)	-
Changes in restricted cash and investment balances	9,388	1,476

Net cash used in investing activities	(32,913)	(25,250)

Financing activities:
Proceeds from exercise of stock options and warrants	4,838	45,562
Acquisition of treasury shares	(469)	(693)
Dividends paid to preferred shareholders	(3,546)	(966)
Repayments of capital leases	(1,297)	(744)

Net cash (used) provided by financing activities	(474)	43,159

Change in cash and cash equivalents:
Net increase in cash and cash equivalents	93,830	92,700
Cash and cash equivalents at beginning of period	283,606	104,678

Cash and cash equivalents at end of period	$377,436	$197,378

Significant non-cash investing and financing activities:
Addition of capital lease obligations	$2,543	$563
Accounts payable change relating to capital additions	$2,773	$(1,437)
Preferred stock dividends paid in common stock	$-	$19,620

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

Note 2.    Investments and Restricted Cash

Investments

At December 31, 2010, the fair value of our current investments was $1.5 million, with a cost basis of approximately $0.8 million.  This investment was sold in February 2011 for proceeds of $1.4 million, resulting in a pre-tax gain of approximately $0.6 million.  No current investments were held at June 30, 2011.

At June 30, 2011 and December 31, 2010, the fair value of our non-current investments was $4.2 million and $1.2 million, respectively.  Marketable equity securities are carried at fair market value, as they are classified as “available-for-sale.” The cost basis of these non-current investments, representing equity securities, was approximately $3.8 million and $0.2 million at June 30, 2011 and December 31, 2010, respectively, as we acquired additional mining-related investments in the second quarter.

At June 30, 2011, total unrealized gains of $0.6 million for investments held having a net gain position and total unrealized losses of $0.2 million for investments held having a net loss position were included in accumulated other comprehensive income (loss).

Restricted Cash and Investments

Various laws, permits, and covenants require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities.  Restricted investments primarily represent investments in money market funds and certificates of deposit.  These restricted investments are to be used primarily for reclamation funding or for funding surety bonds and were $0.9 million at June 30, 2011 and $10.3 million at December 31, 2010. The reduction in restricted investments was due to the release of collateral on bonding requirements.

Note 3.   Income Taxes

Major components of our income tax provision for the three months and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Current:
Federal	$4,111	$1,530	$4,111	$1,359
State	478	230	478	169
Foreign	115	115	230	230

Total current income tax provision	4,704	1,875	4,819	1,758

Deferred:
Federal and state deferred income tax provision	14,938	6,380	38,319	7,928
Discrete benefit for change in valuation allowance attributable to future periods	-	-	-	(7,660)

Total deferred income tax provision	14,938	6,380	38,319	268

Total income tax provision	$19,642	$8,255	$43,138	$2,026

           Our ability to utilize our deferred tax assets depends on future taxable income generated from operations. For the six months ended June 30, 2011, there were no circumstances that caused us to change our assessment of the ability to generate future taxable income to realize the currently recognized deferred tax assets.  After utilization of $38 million for the first six months of the year, the net deferred tax asset at June 30, 2011 was $149 million. It is possible that the valuation allowance on our deferred tax asset will change in the future as a result of the analysis of our long-range forecasts, with a resulting tax provision.

The current income tax provisions for the three- and six-month periods ended June 30, 2011 and 2010 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income primarily due to the effects of percentage depletion for all periods presented and the change in valuation allowance during the six-month period ended June 30, 2010.

Note 4.    Commitments and Contingencies

Bunker Hill Superfund Site and Related Environmental Claims

Recent Developments

On June 13, 2011, a Consent Decree settling environmental litigation and related claims involving Hecla Limited pertaining to historic releases of mining wastes in the Coeur d’Alene Basin was lodged with the U.S. District Court in Idaho.  The Consent Decree among Hecla Limited and certain affiliates and the United States, the Coeur d’Alene Indian Tribe, and the State of Idaho (“Plaintiffs”) contains comprehensive terms of settlement with respect to the Coeur d’Alene Basin environmental litigation and related claims (including under the 1994 Box Consent Decree described below).  The proposed financial terms require that Hecla Limited pay, in the aggregate, $263.4 million to the Plaintiffs over approximately three years.  Further details of the proposed financial terms of settlement are discussed below under “Accrual for Basin Claims.”

The Consent Decree was published in the Federal Register on June 17, 2011, which began a period during which the public was allowed to submit comments relating to the proposed Consent Decree.  On July 26, 2011 the Court issued an Order setting (i) August 24, 2011 as the deadline for motions regarding the Consent Decree and (ii) September 8, 2011 as the date for the hearing on entry of the Consent Decree.  We anticipate that the Plaintiffs will file a motion with the Court seeking entry of the Consent Decree during the third quarter of 2011 in compliance with the Court's Order.

If the Court enters the Consent Decree, Hecla Limited will have resolved all of Plaintiffs’ existing claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) (and certain other statutes) for past response costs, future environmental remediation costs, and natural resource damages related to historic releases of mining wastes in the Coeur d’Alene River Basin, as well as all remaining obligations of Hecla Limited under the 1994 Box Consent Decree.

Hecla is hopeful that the settlement will be completed and effective during the third quarter of 2011, however, there can be no assurance that the Consent Decree will be entered by the Court and thereby become final and binding.

History of Coeur d’Alene River Basin Environmental Claims

In July 1991, the Coeur d’Alene Indian Tribe (“Tribe”) brought a lawsuit under CERCLA in Idaho Federal District Court against our wholly owned subsidiary Hecla Limited, ASARCO Incorporated (“ASARCO”) and a number of other mining companies asserting claims for damages to natural resources downstream from a rectangular 21-square-mile site located near Kellogg, Idaho (the “Box”) within the Bunker Hill Superfund site over which the Tribe alleges some ownership or control. The Tribe’s natural resource damage litigation was consolidated with the United States’ litigation described below. Because of various bankruptcies and settlements of other defendants, Hecla Limited is the only remaining defendant in the Tribe’s natural resource damages case.

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

In March 1996, the United States filed a lawsuit in Idaho Federal District Court against certain mining companies, including Hecla Limited, that conducted historic mining operations in the Silver Valley of north Idaho. The lawsuit asserted claims under CERCLA and the Clean Water Act, and seeks recovery for alleged damages to, or loss of, natural resources located in the Coeur d’Alene River Basin (“Basin”) in north Idaho for which the United States asserts it is the trustee under CERCLA. The lawsuit claimed that the defendants’ historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also sought declaratory relief as to the defendants’ joint and several liability for response costs under CERCLA for historic mining impacts in the Basin outside the Box. Hecla Limited has asserted a number of defenses to the United States’ claims.

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

In January 2001, Phase I of the trial on the consolidated Tribe’s and the United States’ claims commenced, and was concluded in July 2001. Phase I addressed the extent of liability, if any, of the defendants and the allocation of liability among the defendants and others, including the United States. In September 2003, the Court issued its Phase I ruling, holding that Hecla Limited has some liability for Basin environmental conditions. The Court refused to hold the defendants jointly and severally liable for historic tailings releases and instead allocated a 22% share of liability to ASARCO and a 31% share of liability to Hecla Limited for impacts resulting from tailings releases. The portion of natural resource damages, past costs and remediation costs to which this 31% applies, other cost allocations applicable to Hecla Limited, and the Court’s determination whether the EPA’s remediation proposals satisfy CERCLA requirements, were to be addressed in Phase II of the litigation (if the case is not settled). The Court also left issues on the deference, if any, to be afforded the EPA’s remediation plan, for Phase II.

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

Two of the defendant mining companies, Coeur d’Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities in the Basin litigation during 2001. On March 13, 2009, the United States reached agreement with ASARCO concerning ASARCO’s liability in the Basin litigation.  The agreement, among other things, required the payment by ASARCO of approximately $482 million to the United States or certain trusts. That agreement was approved by the Bankruptcy Court – ASARCO had previously filed for Chapter 11 bankruptcy in August 2005 –  and the U.S. Federal District Court in Texas in late 2009.  As a result of approval of ASARCO’s Plan of Reorganization in the bankruptcy proceeding, and the distribution of approximately $482 million, plus interest, to the United States or certain trusts in December 2009, ASARCO was dismissed as a defendant in the Idaho Federal Court litigation in September 2010.  This left Hecla Limited as the only defendant remaining in the Basin litigation. Because of the nature of ASARCO’s settlement and of the bankruptcy proceeding, Hecla Limited does not believe the Basin environmental claims asserted against ASARCO in the bankruptcy proceeding or settlement distribution amounts are necessarily indicative of Hecla Limited’s potential liability in the Basin litigation if the Consent Decree is not entered by the Court.

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

For more than a year Hecla Limited has been involved in settlement negotiations with representatives of the United States, the State of Idaho and the Tribe. Those settlement negotiations culminated in a comprehensive settlement reflected in a Consent Decree lodged with the Court on June 13, 2011.  We believe that the United States is in the process of evaluating any public comments it received on the Consent Decree.  We currently expect the Plaintiffs to seek Court approval and entry of the Consent Decree some time during the third quarter of 2011.  There can be no assurance that the Consent Decree will be entered and become final and binding.

Accrual for Basin Claims

Assuming the Court enters the Consent Decree with the currently proposed financial terms, Hecla Limited would be obligated for the following payments:

●
$102 million of cash, $55.5 million of cash or Hecla Mining Company common stock, and approximately $9.5 million in proceeds from series 3 warrants received by Hecla through April 12, 2011 and referred to below, all payable 30 days after entry of the Consent Decree;

●	$25 million of cash 30 days after the first anniversary of entry of the Consent Decree;

●	$15 million of cash 30 days after the second anniversary of entry of the Consent Decree; and

●
Approximately $56.4 million by August 2014, as quarterly payments of the proceeds from the exercise of any outstanding Series 1 and Series 3 warrants (which have an exercise price of between $2.45 and $2.50 per share) during the quarter, with the remaining balance, if any, due in August 2014.

The foregoing payments of $25 million, $15 million, and $56.4 million require third party surety.  Further, between April 15, 2011 and June 13, 2011 (the date the Consent Decree was lodged with the Court), $197.5 million of the foregoing payments accrued interest at the annual rate of 3.25%, totaling $1,069,792 of interest owed by Hecla Limited.  The $25 million and $15 million payments would also accrue interest from the date the Consent Decree is entered by the Court until payment at the Superfund rate (currently 0.69%).

In addition to the foregoing payments, under the terms of the Consent Decree Hecla Limited is obligated to provide a limited amount of land it currently owns to be used as a waste repository site. The interest in the land to be provided was acquired by Hecla Limited in prior periods and requires no further payments of cash.

As a result of the foregoing developments in the Basin litigation settlement discussions, we have accrued a total of $262.2 million for all of Hecla Limited’s environmental obligations in the entire Basin (including the Box) relating to historic mining activities in the Basin.  The $262.2 million represents the net present value of a proposed settlement totaling $263.4 million. The amount of our accrual has increased since September 30, 2010 by $193.2 million, as a result of the negotiations on financial terms of a potential settlement.  This increase in our accrual from prior periods results from several factors impacting the determination of an estimate of Hecla Limited’s Basin liability. These factors, which are addressed in the Consent Decree, include:  (i) as a result of work completed, and information learned by us in the fourth quarter of 2010, we expected the cost of future remediation and past response costs in the upper Basin to increase from previous estimates; (ii) the Consent Decree addresses the entire Basin, including the lower Basin, for which we did not previously know the extent of any future remediation plans, other than the EPA announced that it plans to issue a ROD amendment for the lower Basin in the future, which would include a lower Basin remediation plan for which Hecla Limited may have some further liability absent the entry of the Consent Decree; and (iii) inclusion of natural resource damages in the Consent Decree, for which we were previously unable to estimate any range of liability (however, as stated in their own filings, the United States’ and the Tribe’s claims for natural resource damages ranged in the billions of dollars).

Although we have reached a settlement with the Plaintiffs in the Coeur d’Alene Basin litigation and for related claims, the settlement is not binding unless the Consent Decree is approved and entered by the Court.  There can be no assurance that the Consent Decree will be entered and become final and binding. In the event the Consent Decree is not entered, Hecla Limited’s liability and future accruals would be based on other factors, which would include (1) the EPA’s proposed ROD amendment which includes a remediation plan originally estimated by the EPA to cost $1.3 billion, in net present value terms, (2) yet-to-be determined future remediation in other parts of the Basin, (3) prior orders issued by the Court in Phase I of the Basin litigation, including its September 2003 ruling, and (4) other factors and issues that would be addressed by the Court in Phase II of the trial.

Despite efforts to reasonably estimate Hecla Limited’s potential liability in the Basin, there can be no assurance that we have accurately estimated such liability, or that the accrual actually represents the total amount that the United States has spent in the past and that Hecla Limited will be required to spend in the future as a result of being found to have some liability for Basin environmental conditions.  In addition, billions of dollars of natural resource damages are sought in the Basin litigation.  Thus, if the Consent Decree is not entered by the Court, Hecla Limited may have liability in excess of the current accrual.  Accordingly, in such event, our accrual could change, perhaps rapidly and materially, depending on a number of factors, including, but not limited to, any amendments to the ROD, information obtained or developed by Hecla Limited prior to Phase II of the trial and its outcome, settlement negotiations, and any interim Court determinations.

Failure to fully and finally settle the Basin litigation and other claims through entry of a Consent Decree could be materially adverse to Hecla Limited’s and Hecla Mining Company’s financial results or financial condition.

Insurance Coverage

In 1991, Hecla Limited initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to Hecla Limited and its predecessors. Hecla Limited believes the insurance companies have a duty to defend and indemnify Hecla Limited under their policies of insurance for all liabilities and claims asserted against it by the EPA and the Tribe under CERCLA related to the Box and the Basin. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla Limited in the Tribe’s lawsuit. During 1995 and 1996, Hecla Limited entered into settlement agreements with a number of the insurance carriers named in the litigation. Prior to 2009, Hecla Limited has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent (30%) of these settlements were paid to reimburse the U.S. Government for past costs under the Box Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against Hecla Limited are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing Hecla Limited with a partial defense in all Basin environmental litigation. As of June 30, 2011, Hecla Limited has not recorded a receivable or reduced its accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

BNSF Railway Company Claim

In early November 2008, BNSF Railway Company (“BNSF”) submitted a contribution claim under CERCLA against Hecla Limited for approximately $52,000 in past costs BNSF incurred in investigation of environmental conditions at the Wallace Yard near Wallace, Idaho. BNSF asserts that a portion of the Wallace Yard site includes the historic Hercules Mill owned and operated by Hercules Mining Company and that Hecla Limited is a successor to Hercules Mining Company. BNSF proposes that we reimburse them for the $52,000 in past costs and agree to pay all future clean up for the Hercules mill portion of the site, estimated to be $291,000, and 12.5% of any other site costs that cannot be apportioned. In April 2010, a settlement among Union Pacific Railroad, BNSF, and the State of Idaho and the United States on behalf of the EPA for cleanup of the Wallace Yard and nearby spur lines was approved in federal court.  We believe construction related to the cleanup occurred in 2010. Hecla Limited requested and received additional information from BNSF regarding the nature of its claim; however, we do not believe that the outcome of this claim will have a material adverse effect on Hecla Limited’s or our results from operations or financial position.  Hecla Limited has not recorded a liability relating to the claim as of June 30, 2011.

Rio Grande Silver Guaranty

On February 21, 2008, our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), entered into an agreement with Emerald Mining & Leasing, LLC (“EML”) and Golden 8 Mining, LLC (“G8”) to acquire the right to earn-in to a 70% interest in the San Juan Silver Joint Venture, which holds a land package in the Creede Mining District of Colorado.  On October 24, 2008, Rio entered into an amendment to the agreement which delays the incurrence of qualifying expenses to be paid by Rio pursuant to the original agreement.  In connection with the amended agreement, we are required to guarantee certain environmental remediation-related obligations of EML to Homestake Mining Company of California (“Homestake”) up to a maximum liability to us of $2.5 million.  As of June 30, 2011, we have not been required to make any payments pursuant to the guaranty.  We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to Homestake (which has since been acquired by Barrick Gold Corp.). However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties named in the amended agreement, have jointly and severally agreed to reimburse and indemnify us for any such payments.  We have not recorded a liability relating to the guaranty as of June 30, 2011.

Lucky Friday Water Permit Exceedances

In late 2008 and during 2009, Hecla Limited experienced a number of alleged water permit exceedances for water discharges at its Lucky Friday unit.  The 2008 alleged violations resulted in Hecla Limited entering into a Consent Agreement and Final Order (“CAFO”) and a Compliance Order with the EPA in April 2009, which included an extended compliance timeline.  In connection with the CAFO, Hecla Limited agreed to pay an administrative penalty to the EPA of $177,500 to settle any liability for such exceedances.  The 2009 alleged violations were the subject of a December 2010 letter from the EPA informing Hecla Limited that EPA is prepared to seek civil penalties for these alleged violations, as well as for alleged unpermitted discharges of waste water in 2010 at the Lucky Friday unit. In the same letter, the EPA invited Hecla Limited to discuss these matters with them prior to filing a complaint. In April 2011, Hecla Limited received an additional request for information from the EPA on the alleged unpermitted discharges in 2010. Hecla Limited disputes the EPA’s assertions, but has begun negotiations with the EPA in an attempt to resolve the matter, which includes additional water quality monitoring to better understand the quality and source of the alleged unpermitted discharge.

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

Gilt Edge Mine Superfund Site

In August 2008, the EPA made a formal request to CoCa for information regarding the Gilt Edge Mine Site located in Lawrence County, South Dakota, and asserted that CoCa may be liable for environmental cleanup at the site.  The Gilt Edge Mine Site was explored and/or mined beginning in the 1890s.  In the early 1980s, CoCa was involved in a joint venture that conducted a limited program of exploration work at the site.  This joint venture terminated in 1984, and by 1985 CoCa had divested itself of any interest in the property.

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

As of January 2010, the EPA had allegedly incurred approximately $91 million in response costs to implement remedial measures at the Gilt Edge site, and estimates future response costs will total $72 million.  Hecla Limited did not acquire CoCa until 1991, well after CoCa discontinued its involvement with the Gilt Edge site.  In addition, CoCa is and always has been a separate corporate entity from Hecla Limited.  Therefore, we believe that Hecla Limited is not liable for any cleanup, and if CoCa might be liable, it has limited assets with which to satisfy any such liability. In August 2010, CoCa initiated negotiations with the United States in order to reach a settlement of its liabilities at the site that accounts for CoCa’s limited financial resources.  In late September 2010, in connection with these negotiations, CoCa received a request from the Department of Justice for additional information regarding its finances.  CoCa provided written responses and additional information in January 2011.

In April 2011, CoCa, and its parent Hecla Limited, received additional information requests related to Gilt Edge, and both entities are in the process of responding to the EPA.

Nelson Tunnel/Commodore Waste Rock Pile Superfund Site

In August 2009, the EPA made a formal request to CoCa for information regarding the Nelson Tunnel/Commodore Waste Rock Pile Superfund Site in Creede, Colorado.  A timely response was provided and the EPA later arranged to copy additional documents.  CoCa was involved in exploration and mining activities in Creede during the 1970s and the 1980s.  No formal claim for response costs under CERCLA has been made against CoCa for this site.  Hecla Limited did not acquire CoCa until 1991, well after CoCa discontinued its historical activities in the vicinity of the site. In addition, CoCa is and always has been a separate corporate entity from Hecla Limited. Therefore, we believe that Hecla Limited is not liable for any cleanup, and if CoCa might be liable, it has limited assets with which to satisfy any such liability.

ASARCO, LLC Contribution Claim

In April 2011, Hecla Mining Company was informed that a complaint was filed against us and several other mining companies in Federal District Court in Montana by ASARCO, LLC, seeking contribution and cost recovery relating to the alleged payment by ASARCO of approximately $9 million to the State of Montana and the United States in connection with ASARCO’s CERCLA liabilities in the Block P Mine and Mill Site, which is part of the Barker Hughesville Mining District, which is a Superfund site in Montana.  Although we have not yet investigated the basis for ASARCO’s claims, we do not believe that the outcome of this claim will have a material adverse effect on our results from operations or financial position.  We have not recorded a liability relating to the claim as of June 30, 2011.

Johnny M Mine Area near San Mateo, McKinley County, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under CERCLA for environmental cleanup at the site and costs the EPA has incurred at the site.  Mining at the Johnny M was conducted for a limited period of time by Ranchers Exploration and Development Corporation, a predecessor of our subsidiary, Hecla Limited.  In June, Hecla Limited responded to the EPA’s request. While we believe it is probable that Hecla Limited will have some amount of liability relating to the Johnny M Site, we cannot with any degree of certainty estimate the amount of such liability.  Estimating the amount of such liability is not possible at this point in time for several reasons, including (but not limited to) that neither the EPA nor Hecla Limited have completed investigations of the site, the amount and type of remediation required have not yet been determined, and the existence of other potentially responsible parties (PRPs) has not yet been determined.

Carpenter Snow Creek Site, Cascade County, Montana

In July 2010, the EPA made a formal request to Hecla Mining Company for information regarding the Carpenter Snow Creek Superfund Site located in Cascade County, Montana.  The Carpenter Snow Creek Site is located in a historic mining district, and in the early 1980s Hecla Limited leased 6 mining claims and performed limited exploration activities at the site.  Hecla Limited terminated the mining lease in 1988.

In June 2011, the EPA informed Hecla Limited that it believes Hecla Limited, among several other viable companies, may be liable for cleanup of the site or for costs incurred by the EPA in cleaning up the site.  The EPA stated in the June 2011 letter that it has incurred approximately $4.5 million in response costs and estimated that total remediation costs may exceed $100 million.  Because we have not completed investigating the basis for the EPA’s statements, we have not yet determined what, if any, potential liability Hecla Limited may have with respect to this site. However, because of our limited activities at the site, we do not believe that the outcome of the claim will have a material adverse effect on our results from operations or financial position. We have not recorded a liability relating to the site as of June 30, 2011.

Other Commitments

Our contractual obligations as of June 30, 2011 included approximately $5.5 million for commitments relating to capital items, along with $1.3 million for various non-capital costs, at Lucky Friday and Greens Creek.  In addition, our commitments relating to open purchase orders at June 30, 2011 included approximately $5.3 million and $2.2 million, respectively, for various capital items at the Greens Creek and Lucky Friday units, and approximately $0.9 million and $0.1 million, respectively, for various non-capital costs.  We also have total commitments of approximately $8.1 million relating to scheduled payments on capital leases, including interest, for equipment at our Greens Creek and Lucky Friday units (see Note 9 for more information).

We had letters of credit for approximately $0.6 million outstanding as of June 30, 2011 for reclamation and workers’ compensation insurance bonding.

Other Contingencies

We are subject to other legal proceedings and claims not disclosed above which have arisen in the ordinary course of our business and have not been finally adjudicated. These can include, but are not limited to, legal proceedings and/or claims pertaining to environmental or safety matters.  For example, in April 2011, a fatal accident occurred at the Lucky Friday Mine which is currently being investigated by Hecla and the Mine Safety Health Administration (“MSHA”).  As a result of the MSHA investigation (the results of which have not yet been provided to us as of the date of this report), Hecla Limited may be issued enforcement actions as well as penalties (including monetary) from MSHA or other governmental agencies.  Although there can be no assurance as to the ultimate disposition of these other matters, we believe the outcome of these other proceedings will not have a material adverse effect on our results from operations or financial position.

Note 5.    Earnings Per Common Share

We are authorized to issue 500,000,000 shares of common stock, $0.25 par value per share, of which 279,512,363 shares were issued and outstanding at June 30, 2011.

The following table reconciles weighted average common shares used in the computations of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2011 and 2010 (thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator
Net income	$33,317	$17,084	$76,674	$38,928
Preferred stock dividends	(138)	(3,409)	(276)	(6,817)
Net income applicable to common shares for basic and diluted earnings per share	$33,179	$13,675	$76,398	$32,111

Denominator
Basic weighted average common shares	279,347	248,549	278,901	245,371
Dilutive stock options and restricted stock	16,409	17,825	17,119	18,497
Diluted weighted average common shares	295,756	266,374	296,020	263,868

Basic earnings per common share
Net income applicable to common shares	$0.12	$0.06	$0.27	$0.13

Diluted earnings per common share
Net income applicable to common shares	$0.11	$0.05	$0.26	$0.12

Diluted income per share for the three and six months ended June 30, 2011 and 2010 exclude the potential effects of outstanding shares of our convertible preferred stock, as their conversion and exercise would have no effect on the calculation of dilutive shares.

Options to purchase 552,388 and 333,388 shares of our common stock were excluded from the computation of diluted earnings per share for the three-month and six-month periods ended June 30, 2011, respectively.  For the three-month and six-month periods ended June 30, 2010, options to purchase 876,240 shares of our common stock were excluded from the computation of diluted earnings per share.  The exercise price of the options not included in the computations of diluted earnings per share exceeded the average price of our stock during those periods and therefore would not affect the calculation of earnings per share.

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

The following tables present information about reportable segments for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales from operations to customers:
Greens Creek	$81,816	$66,941	$183,618	$123,482
Lucky Friday	36,044	21,690	70,606	45,024

	$117,860	$88,631	$254,224	$168,506

Income (loss) from operations:
Greens Creek	$45,054	$27,662	$103,563	$43,786
Lucky Friday	20,596	8,625	40,508	18,306
Other	(11,859)	(11,695)	(21,545)	(21,846)

	$53,791	$24,592	$122,526	$40,246

The following table presents identifiable assets by reportable segment as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
Identifiable assets:
Greens Creek	$753,190	$740,573
Lucky Friday	195,773	170,928
Other	511,426	470,992

	$1,460,389	$1,382,493

Note 7.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended
	June 30,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010

Service cost	$970	$550	$13	$12
Interest cost	1,029	931	20	19
Expected return on plan assets	(1,371)	(1,260)	22	--
Amortization of prior service cost	100	150	(33)	13
Amortization of net (gain) loss	220	217	11	(12)
Net periodic benefit cost	$948	$588	$33	$32

	Six Months Ended
	June 30,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010

Service cost	$1,939	$1,101	$27	$23
Interest cost	2,057	1,862	39	37
Expected return on plan assets	(2,741)	(2,520)	22	--
Amortization of prior service cost	201	301	(22)	26
Amortization of net (gain) loss	440	433	--	(23)
Net periodic benefit cost	$1,896	$1,177	$66	$63

The increased service costs in 2011 versus 2010 were driven primarily by higher staffing and compensation levels.

We do not expect to contribute to the pension plans during the year of 2011.

Note 8.    Shareholders’ Equity

Share-based Compensation Plans

We periodically grant stock options, restricted stock unit awards, and/or shares of common stock to our employees and directors.  We measure the fair value of compensation cost for stock options issued pursuant to our equity compensation plans using the Black-Scholes options pricing model.  Stock option grants generally vest immediately. However, grants to individual executives upon hiring or retention vest over a defined service period, with cost amortized over that period. We measure compensation cost for restricted stock units and stock grants at the closing price of our stock at the time of grant, net of estimated forfeiture.  Restricted stock unit grants vest after a named period, usually one year, with compensation cost amortized over that period.

As the result of June 9, 2011 awards granted by the board of directors, 7,968 shares of common stock were distributed to employees in June 2011, with the total $0.1 million expense related to these awards recognized in the second quarter of 2011.  On June 24, 2011 the board of directors granted 256,927 stock units that vest in June 2012 and 163,649 restricted stock units that vest in March 2014, with none of the expense related to these awards recognized as of June 30, 2011, as the expense will be recognized over the vesting periods.  The $1.9 million in expense related to the unit awards vesting in 2012 will be recognized on a straight-line basis over the next twelve months, while the $1.2 million in expense related to the awards vesting in 2014 will be recognized on a straight-line basis over the next thirty-three months.

In the second quarter of 2011, a total of 42,636 common shares were issued to nonemployee directors.  We issued a total of 48,825 common shares to nonemployee directors in the second quarter of 2010.

Share-based compensation expense for stock option and restricted stock unit grants recorded in the first six months of 2011 totaled $0.9 million, compared to $2.5 million in the same period last year.

Under the terms of our equity compensation plans, we have permitted our employees’ withholding tax obligations with respect to shares awarded thereunder which have vested, to be satisfied by net share settlement.  As a result, in the first half of 2011, we repurchased 56,688 shares for $0.5 million, or approximately $8.29 per share.

Cash received for the exercise of stock options during the first six months of 2011 and 2010 totaled $0.5 million and $0.2 million, respectively.

Preferred Stock Dividends Paid in Common Stock

In January 2010, $16.3 million in dividends declared and unpaid for the fourth quarter of 2008 and the year ended December 31, 2009 on our 6.5% Mandatory Convertible Preferred Stock were paid in 2,649,231 shares of our common stock (with cash for fractional shares).  The number of shares of common stock issued as dividends was calculated based on 97% of the average of the closing prices of our common stock over the five consecutive trading day period ending on the second day immediately preceding the dividend payment date.

On April 1, 2010, the declared regular quarterly dividend on the outstanding shares of our 6.5% Mandatory Convertible Preferred Stock of approximately $3.3 million was paid in 631,334 shares of our common stock (with cash for fractional shares).  On July 1, 2010, the declared regular quarterly dividend on the outstanding shares of our 6.5% Mandatory Convertible Preferred Stock of approximately $3.3 million was paid in 604,637 shares of our common stock (with cash for fractional shares).  In each case, the number of shares of common stock issued as dividends was calculated based on 97% of the average of the closing prices of our common stock over the five consecutive trading day period ending on the second day immediately preceding the dividend payment date.

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

Warrants

The following table summarizes certain information about our stock purchase warrants at June 30, 2011:

Warrants Outstanding	Warrants	Exercise Price	Expiration Date
Series 1 warrants	5,231,708	$2.45	June 2014
Series 1 warrants	460,976	2.56	June 2014
Series 3 warrants	17,021,817	2.50	August 2014
Total warrants outstanding	22,714,501

In the first quarter of 2011, warrants to purchase approximately 1.8 million shares of our common stock were exercised, resulting in net proceeds to us of approximately $4.4 million.  Under the proposed financial terms of the potential settlement of the Coeur d’Alene Basin litigation and other claims with the Plaintiffs, the amount of proceeds from the exercise of our outstanding warrants would be paid to the Plaintiffs within 30 days after the end of the quarter when exercised.  Proceeds from Series 1 and Series 3 warrant exercises prior to April 12, 2011, totaling approximately $9.5 million, would also be paid over to the Plaintiffs within 30 days of entry of the Consent Decree (see Note 4 for more information).

Note 9.    Credit Facilities and Capital Leases

Credit Facilities

In October 2009 we entered into an amended $60 million senior secured revolving credit agreement.  The agreement was amended in December 2010 to extend the term of the agreement, reduce the commitment fee rate and interest rate spreads, allow the issuance of secured and unsecured debt and investments to governmental authorities as payment of obligations owed to such authorities, and to allow the release of certain liens and security interests granted to the lenders to secure the credit facility. The facility is collateralized by our Greens Creek assets, including the shares of common stock owned by us in the wholly-owned subsidiaries that hold the equity interest in the joint venture that owns the Greens Creek mine.  Amounts borrowed under the credit agreement are available for general corporate purposes.  The interest rate on outstanding loans under the agreement is between 2.75% and 3.5% above the LIBOR or an alternative base rate plus an applicable margin of between 1.75% and 2.5%.  We are required to pay a standby fee of between 0.825% and 1.05% per annum on undrawn amounts under the revolving credit agreement.  The credit facility is effective until January 31, 2014. We incurred $0.3 million in interest expense in the first half of 2011 for the amortization of loan origination fees and $0.2 million in interest expense for commitment fees relating to the credit agreement.  The credit agreement includes various covenants and other limitations related to our various financial ratios and indebtedness and investments, as well as other information and reporting requirements, including the following limitations:

●	Leverage ratio (calculated as total debt divided by EBITDA) of not more than 3.0:1.
●	Interest coverage ratio (calculated as EBITDA divided by interest expense) of not less than 3.0:1.
●	Current ratio (calculated as current assets divided by current liabilities) of not less than 1.10:1.
●	Tangible net worth of greater than $500 million.

We were in compliance with all covenants under the credit agreement as of June 30, 2011.  We have not drawn funds on the current revolving credit facility as of the filing date of the Form 10-Q.

Capital Leases

We entered into two 48-month lease agreements in 2011 and five 48-month lease agreements in 2010 and 2009 for equipment at our Greens Creek and Lucky Friday units, which we have determined to be capital leases.  We have a total liability balance of $7.5 million at June 30, 2011 relating to the lease obligations, with $3.0 million of the liability classified as current and the remaining $4.5 million classified as non-current. At December 31, 2010, the total liability balance associated with capital leases was $6.3 million, with $2.5 million of the liability classified as current and $3.8 million classified as non-current. The total obligation for future minimum lease payments was $8.1 million at June 30, 2011, with $0.6 million attributed to interest.

At June 30, 2011, the annual maturities of capital lease commitments, including interest, are (in thousands):

Twelve-month period ending June 30,
2012	$3,413
2013	1,723
2014	2,178
2015	795
Total	8,109
Less: imputed interest	(591)
Net capital lease obligation	$7,518

Note 10.    Developments in Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, which, among other things, amended Subtopic 220 with respect to the presentation of other comprehensive income and its components in the financial statements.  The update amended Subtopic 220 so that a Securities and Exchange Commission filer may present other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  The filer is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.  All of the amendments in this update apply to both annual and interim periods beginning after December 15, 2011.  Adoption of this guidance is not anticipated to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, which amends Subtopic 820 to clarify the application of existing common fair value measurement and disclosure requirements.   ASU 2011-04 provides clarification for the following:
1. the application of the highest and best use of valuation premise concepts;
2. measuring the fair value of an instrument classified in shareholders’ equity; and
3. disclosures about fair value measurements.

The amendments in this update become effective for interim and annual periods beginning after December 15, 2011.  Adoption of this guidance is not anticipated to have a material impact on our consolidated financial statements.

Note 11.    Derivative Instruments

We may use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in the market. These instruments do, however, expose us to (i) credit risk in the event of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production contained under contract positions.

In April 2010, we began utilizing financially-settled forward contracts to sell lead and zinc at fixed prices for settlement at approximately the same time that our unsettled concentrate sales contracts will settle.  The settlement of each concentrate lot is based on the average spot price of the metal during the month of settlement, which may differ from the prices used to record the sale when the sale takes place.  The objective of the contracts is to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period, and net gains and losses on the contracts are included in sales of products.  The net gains and losses recognized on the contracts offsets price adjustments on our provisional concentrate sales related to changes to lead and zinc prices between the time of sale and final settlement.

In addition, in May 2010, we also began utilizing financially-settled forward contracts to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  The net gains and losses on these contracts (see the table below) are included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place, but remain subject to final pricing.  The losses recognized during the first half of 2011 are the result of increasing lead prices, partially offset by gains resulting from a reduction in zinc prices, during the quarter.  However, this program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following table summarizes the fair value liability balances related to the contracts outstanding under the two programs discussed above (in thousands):

	June 30,	December 31,
	2011	2010

Current derivative contract liabilities	$10,510	$20,016
Other non-current liabilities	1,087	779

We recognized gains and losses related to the forward contracts under the two programs as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales of products	$49	$6,351	$703	$6,351
Gain (loss) on derivatives contracts	558	1,999	(1,475)	1,999

The following table summarizes the quantities of base metals committed under forward sales contracts at June 30, 2011:

	Metric tonnes under contract		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2011 settlements	8,100	4,500	$1.02	$1.17

Contracts on forecasted sales
2011 settlements	7,350	6,175	$0.96	$1.01
2012 settlements	26,650	18,000	$1.11	$1.11
2013 settlements	4,700	8,300	$1.16	$1.16

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

Description	Balance at June 30, 2011	Balance at December 31,2010	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$377,436	$283,606	Level 1
Available for sale securities:
Equity securities – mining industry	4,161	2,668	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	43,430	36,295	Level 2
Restricted cash balances:
Certificates of deposit and other bank deposits	926	10,314	Level 1

Total assets	$425,953	$322,883

Liabilities:

Derivative contracts:
Base metal forward contracts	$11,597	$20,794	Level 2

Cash and cash equivalents consist primarily of money market funds and are valued at cost, which approximates fair value.

Current and non-current restricted cash balances consist primarily of certificates of deposit and U.S. Treasury securities and are valued at cost, which approximates fair value.

Our current and non-current investments consist of marketable equity securities which are valued using quoted market prices for each security.

Trade accounts receivable include amounts due to us for shipments of concentrates and doré sold to smelters and refiners.  Revenues and the corresponding accounts receivable for sales of metals products are recorded when title and risk of loss transfer to the customer (generally at the time of shipment).  Sales of concentrates are recorded using estimated forward prices for the anticipated month of settlement applied to our estimate of payable metal quantities contained in each shipment.  Sales are recorded net of estimated treatment and refining charges, which are also impacted by changes in metals prices and quantities of contained metals.  We estimate the prices at which sales of our concentrates will be settled due to the time elapsed between shipment and final settlement with the smelter.  Receivables for previously recorded concentrate sales are adjusted to reflect estimated settlement metals prices at the end of each period until final settlement by the smelter.  We obtain the forward metals prices used each period from a pricing service.  Changes in metal prices between shipment and final settlement result in changes to revenues previously recorded upon shipment.  The embedded derivative contained in our concentrate sales is adjusted to fair market value through earnings each period prior to final settlement.

During the second quarter of 2010, we began utilizing financially-settled forward contracts to manage the exposure of changes in prices of zinc and lead contained in our concentrate shipments that have not reached final settlement.  We also began utilizing financially-settled forward contracts in the second quarter of 2010 to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments (see Note 11 for more information).  These contracts do not qualify for hedge accounting, and are marked-to-market through earnings each period.  The fair value of each contract represents the present value of the difference between the forward metal price for the contract settlement period as of the measurement date and the contract settlement metal price.

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A – Business – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2010 and under Part II – Other Information, Item 1A. Risk Factors in this quarterly report on Form 10-Q and our quarterly report on Form 10-Q for the quarter ended March 31, 2011.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Metals prices represent one of our greatest opportunities and risks, as well as the basis for some of our most significant estimates. In the first half of 2011, the average market prices of silver, gold, zinc and lead all were higher than their levels from the same period last year, as illustrated by the table in Results of Operations below. We believe that silver demand arises from both investment demand and industrial and consumer demand.  Investment demand for silver and gold has been relatively strong over the past three years and is influenced by various factors, including:  the value of the U.S. Dollar and other currencies, expanding U.S. budget deficits, widening availability of exchange-traded commodity funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertainty towards a global economic recovery could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  We believe that global economic conditions are improving, though slowly and unevenly, and that industrial trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer and industrial demand growth for silver.  However, there can be no assurance whether these trends will continue or to how they will impact prices of the metals we produce.

Another challenge is the risk associated with environmental litigation and ongoing reclamation activities. As described in Item 1A. Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2010 and Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) in this Form 10-Q, it is possible that our estimate of these liabilities may change in the future, affecting our strategic plans.  As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) in this Form 10-Q, although we have reached agreement on the terms of settlement with the Plaintiffs in the Coeur d’Alene Basin environmental litigation and a Consent Decree has been lodged with the Court, no assurance can be given that the Consent Decree will be entered by the Court and become final and binding.  As also discussed in Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited), the EPA released for public comment its proposed plan for remediation of the upper portion of the Coeur d’Alene River Basin, a plan with an originally estimated present value cost of $1.3 billion and duration of between 50 and 90 years.  This plan represents a significant increase from the EPA’s interim 2002 Record of Decision with its estimated cost of $359 million for both the upper and lower portions of the Basin.  We do not know the extent to which the EPA’s proposal will be ultimately implemented, its effect on our current operations in the Basin, or, in the event that the Consent Decree is not entered by the Court, how the liability of Hecla Limited (our wholly-owned subsidiary) for environmental damages could be affected.    Because the uncertainty surrounding settlement efforts and the status of the EPA’s proposed remediation plan makes calculating accruals and planning for our business generally more difficult and uncertain, we believe resolving such litigation during 2011 would assist our planning efforts and decrease uncertainty regarding our liability and our liquidity needs.  See Item 1A. Risk Factors – Legal, Market and Regulatory Risks – The financial terms of settlement that we negotiated with the Plaintiffs in the Coeur d’Alene Basin environmental litigation, and the State of Idaho, are non-binding, and complete settlement of the litigation and other claims may not be reached in our annual report filed on Form 10-K for the year ended December 31, 2010.  As further discussed in the Financial Liquidity and Capital Resources section below, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing if needed will be adequate to meet our obligations during the next twelve months, including any required settlement payments and capital outlays for the #4 Shaft project discussed below.

As a result of our strong financial condition, available capital resources, and solid operating performance, we believe that we are well positioned to seek opportunities for growth through both acquisitions and expansion of our current operations.  One such opportunity involves the construction of an internal shaft at the Lucky Friday mine (“#4 Shaft”), which, we believe, could significantly increase production and extend the life of the mine.  We commenced engineering and construction activities on #4 Shaft in late 2009, and our Board of Directors gave its final approval of the project in August 2011 (see additional discussion in The Lucky Friday Segment section below).  Construction of the #4 Shaft as currently designed is expected to cost a total of approximately $200 million, including approximately $70 million already spent as of June 30, 2011, with completion expected in the second half of 2014.  We believe that our current capital resources will allow us to proceed.  However, there are a number of factors that could affect completion of the project, including:  (i) a significant decline in metals prices, (ii) a reduction in available cash or credit, whether arising from decreased cash flow or other uses of available cash, (iii) a significant increase in operating or capital costs, or (iv) our inability to successfully settle or otherwise manage our existing and potential environmental liabilities relating to historical mining activities in the Coeur d’Alene Basin.

As disclosed in Form 10-K for the year ended December 31, 2010, approximately 15% of our revenue in 2010 derived from sales to smelters in Japan. The tsunami in Japan in March 2011 has not significantly affected our revenues or cost of sales, as smelters not affected by the tsunami continued accepting our shipments. Those smelters which were affected and had temporarily halted our shipments based on force majeure have lifted such force majeure declarations and are currently accepting our shipments. We were able to send all halted shipments to other customers’ smelters.

On April 15, 2011, a fall of ground, which caused a single fatality, occurred at the Lucky Friday mine, leading us to immediately halt all operations at the mine (other than rescue efforts). Operations resumed approximately 10 days after the accident occurred.  The accident involved a localized fall of ground at 6150 feet below surface in an area known as the west 15 stope.  The Mine Safety Health Administration (“MSHA”) has had representatives on-site at the Lucky Friday periodically since April 16, 2011.  In addition to our decision to halt mining operations pending rescue and recovery efforts, MSHA issued orders to Hecla Limited under Sections 103(j) and (k) of the Federal Mine Safety & Health Act of 1977 (“Mine Safety Act’), prohibiting all activity in the west 15 stope except to the extent necessary for rescue operations or to prevent or eliminate an imminent danger.   Subsequent to the recovery efforts and reopening of other portions of the mine, MSHA issued orders under Section 103(k) of the Mine Safety Act prohibiting all activity in stopes 12 and 15, pending MSHA’s determination that it is safe to resume normal mining operations in those areas.  Operations have resumed in stope 12 with MSHA approval. A plan is being developed to reopen stope 15, contingent upon MSHA’s approval. Both the Company and MSHA have commenced investigations into the accident.   We incurred additional operating costs of approximately $1.4 million as a result of the accident.

The map below shows the locations of our operating units and our exploration projects, as well as our corporate offices located in Coeur d’Alene, Idaho and Vancouver, British Columbia.

Our current business strategy is to focus our financial and human resources in the following areas:
●	operating our properties safely, in an environmentally responsible manner, and cost-effectively;
●	expanding our reserves and production capacity at our operating properties;
●	resolving our environmental liabilities on acceptable terms;
●
maintaining and investing in exploration projects in the vicinities of four mining districts we believe to be under-explored and under-invested: North Idaho’s Silver Valley in the historic Coeur d’Alene Mining District; our Greens Creek unit on Alaska’s Admiralty Island located near Juneau; the silver-producing district near Durango, Mexico; and the Creede district of Southwestern Colorado; and

●	continuing to seek opportunities to acquire and invest in mining properties and companies.

Our estimate for 2011 silver production continues to be between 9 and 10 million ounces, notwithstanding the accident and related temporary shut-down of mining operations at Lucky Friday discussed above.

Results of Operations

For the second quarter and first six months of 2011, we recorded income applicable to common shareholders of $33.2 million ($0.12 per basic common share) and $76.4 million ($0.27 per basic common share), respectively, compared to income applicable to common shareholders of $13.7 million ($0.06 per basic common share) and $32.1 million ($0.13 per basic common share) for the second quarter and first six months of 2010, respectively.  The following factors led to the improved results for the second quarter and first six months of 2011 compared to the same periods in 2010:

●
Increased gross profit at our Greens Creek and Lucky Friday units by $17.8 million and $11.9 million, respectively, for the second quarter of 2011, and by $59.8 million and $22.0 million, respectively, for the first six months of 2011 compared to the same periods in 2010 (see The Greens Creek Segment and The Lucky Friday Segment sections below).

●	Increased average prices for silver, gold, zinc and lead for the 2011 periods, as illustrated by the following table:

		Three months ended June 30,		Six months ended June 30,
		2011	2010	2011	2010
Silver –	London PM Fix ($/ounce)	$38.17	$18.32	$34.92	$17.62
	Realized price per ounce	$35.80	$18.96	$36.19	$17.94
Gold –	London PM Fix ($/ounce)	$1,504	$1,196	$1,444	$1,152
	Realized price per ounce	$1,550	$1,246	$1,478	$1,178
Lead –	LME Final Cash Buyer ($/pound)	$1.16	$0.88	$1.17	$0.95
	Realized price per pound	$1.15	$0.93	$1.17	$0.93
Zinc –	LME Final Cash Buyer ($/pound)	$1.02	$0.92	$1.06	$0.98
	Realized price per pound	$1.02	$0.89	$1.06	$0.92

Concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the smelters, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metal prices each period through final settlement.  For the second quarter and first six months of 2011, we recorded net negative adjustments to provisional settlements of $7.6 million and $0.4 million, respectively, compared to net negative price adjustments to provisional settlements of $5.7 million and $8.7 million, respectively, in the second quarter and first six months of 2010. The price adjustments related to zinc and lead contained in our concentrate shipments were offset by gains and losses on forward contracts for those metals (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  The gains and losses on these contracts are included in revenues and impact the realized prices for lead and zinc.  We recognized overall net gains on the contracts of $49,000 and $0.7 million, respectively, for the second quarter and first six months of 2011, and net gains of $6.4 million for the second quarter and first six months of 2010.  The differences between our realized metal prices and average market prices are due primarily to the aforementioned gains and losses on forward contracts and price adjustments included in our revenues resulting from the difference between metal prices upon transfer of title of concentrates to the buyer and metal prices at the time of final settlement.
●
Lower preferred stock dividends by $3.3 million for the second quarter and $6.5 million for the six-month period ending June 30, 2011, as all outstanding shares of 6.5% Mandatory Convertible Preferred Stock automatically converted to shares of our common stock on January 1, 2011 (see Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on the conversion).

●
Lower provision for closed operations and environmental matters by $2.4 million in the first half of 2011 compared to the same 2010 period primarily due to an adjustment to increase our liability balance associated with the Bunker Hill Superfund Site recorded in the first quarter of 2010, with no comparable adjustment recorded in the 2011 period (see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

The factors discussed above were partially offset by the following other significant items affecting the comparison of our income applicable to common shareholders for the second quarter and first half of 2011 to the results for the same periods in 2010:

●
$19.6 million and $43.1 million income tax provisions, respectively, in the second quarter and first six months of 2011, compared to $8.3 million and $2.0 million net income tax provisions recognized in the same periods in 2010, related primarily to the utilization of deferred tax assets.  The tax provision for the first half of 2010 is net of a $7.7 million benefit from a valuation allowance adjustment to our deferred tax asset balances recognized in the first quarter of 2010.  See Note 3 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

●
$0.6 million gain and $1.5 million loss, respectively, on base metal derivative contracts for the second quarter and first six months of 2011, compared to a $2.0 million gain for the corresponding 2010 periods.  These gains and losses are related to financially-settled forward contracts on forecasted zinc and lead production as part of a risk management program.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk - Commodity-Price Risk Management for more information on our derivatives contracts.

The Greens Creek Segment

Below is a comparison of the operating results and key production statistics of our Greens Creek segment (dollars are in thousands, except for per ton and per ounce amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Sales	$81,816	$66,941	$183,618	$123,482
Cost of sales and other direct production costs	(25,112)	(24,624)	(56,840)	(49,687)
Depreciation, depletion and amortization	(9,709)	(13,108)	(20,389)	(27,188)
Gross profit	$46,995	$29,209	$106,389	$46,607

Tons of ore milled	189,483	204,972	379,250	403,096
Production:
Silver (ounces)	1,459,534	1,831,279	3,157,118	3,432,934
Gold (ounces)	14,426	17,880	28,856	34,742
Zinc (tons)	17,069	19,481	32,595	39,161
Lead (tons)	5,497	6,535	10,208	13,215
Payable metal quantities sold:
Silver (ounces)	1,156,613	1,298,423	2,818,950	2,527,686
Gold (ounces)	11,744	13,423	23,334	26,275
Zinc (tons)	11,210	15,779	23,161	29,587
Lead (tons)	4,004	4,569	8,023	9,122
Ore grades:
Silver ounces per ton	10.47	12.42	11.49	11.66
Gold ounces per ton	0.12	0.14	0.12	0.13
Zinc percent	10.33	10.82	9.85	11.01
Lead percent	3.70	4.12	3.49	4.20
Mining cost per ton	$49.84	$41.30	$48.24	$41.65
Milling cost per ton	$31.98	$22.28	$29.81	$22.17
Total cash cost per silver ounce (1)	$(2.70)	$(4.56)	$(1.64)	$(5.45)

(1)
A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The $17.8 million and $59.8 million increases in gross profit during the second quarter and first six months of 2011, respectively, compared to the same 2010 periods were primarily the result of higher average prices for all metals produced at Greens Creek, as discussed in Results of Operations above, partially offset by lower production due to lower ore volume and ore grades for all four metals.  The ore volume decreases are mainly due to the lack of availability of higher-volume long-hole stopes, while the ore grade variances are due to differences in the sequencing of production from the various mine areas as a part of the overall mine plan.  In addition, gross profit at Greens Creek was impacted by negative price adjustments to revenues of $5.6 million during the second quarter of 2011 and positive price adjustments to revenues of $1.1 million during the first six months of 2011, compared to negative price adjustments of $4.9 million and $8.2 million for the second quarter and first six months of 2010, respectively. Price adjustments to revenues result from changes in metals prices between transfer of title of concentrates to buyers and final settlements during the period.  The impact of the negative price adjustments for the first six months of 2011 was partially offset by a net gain of $0.7 million on forward contracts related to concentrates shipped during 2011, compared to a gain of $6.4 million in the same period in 2010 (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  Cost of sales and other direct production costs increased by 2% and 14% in the second quarter and first six months of 2011, respectively, compared to the same 2010 periods, due primarily to the timing of shipments, which is reflected in payable metal quantities sold in the table above.

Mining and milling costs per ton increased by 29% in the second quarter of 2011 compared to 2010, and by 22% for the first six months of 2011 over the same period in 2010. The increase was driven primarily by higher power costs as we generated more power on-site due to lower availability of less expensive hydroelectric power, the result of lower precipitation levels in Southeastern Alaska. Labor cost was also higher, due primarily to higher fringe benefits costs.

Depreciation, depletion and amortization were 26% less in the second quarter of 2011 than in 2010, and were lower by 25% over the six-month period of 2011 versus 2010. The primary cause of the decrease was lower metals production as described above, as the majority of depreciation is calculated on a units-of-production basis.

Cash cost per ounce of silver increased by $1.86 for the second quarter of 2011 compared to the same period in 2010 primarily as a result of higher production costs, treatment and freight costs, and mine license tax and other costs by $4.60, $4.28, and $1.12 per ounce, respectively.  The increase in production costs is mainly attributable to higher power costs, due to increased reliance on more expensive diesel-generated power, and higher fringe benefit costs.  The factors above were partially offset by higher by-product credits of $8.14 per ounce resulting from higher average market zinc, lead, and gold prices, in spite of lower ore grades for those metals.  Cash cost per ounce increased by $3.81 for the six-month period ended June 30, 2011 compared to the same period in 2010 due primarily to higher production costs, mine license tax and other costs, and treatment and freight costs by $2.55, $1.31, and $1.23 per ounce, respectively.  This is partially offset by higher by-product credits of $1.28 per ounce due to higher prices, in spite of lower ore grades for zinc, lead, and gold.

The difference between what we report as “production” and “payable metal quantities sold” is due essentially to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually payable by our smelter customers according to the terms of the smelter contracts.  Differences can arise further from inventory changes incidental to shipping schedules.  The decrease in payable quantities sold for the second quarter of 2011 compared to the same period in 2010 is due to the lack of high volume long-hole stopes and low ore grades.

While value from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product of the Greens Creek unit is appropriate because:

●	silver has historically accounted for a higher proportion of revenue than any other metal and is expected to do so in the future;
●
we have historically presented Greens Creek as a producer primarily of silver, based on the original analysis that justified putting the project into production, and believe that consistency in disclosure is important to our investors regardless of the relationships of metals prices and production from year to year;

●	metallurgical treatment maximizes silver recovery;
●	the Greens Creek deposit is a massive sulfide deposit containing an unusually high proportion of silver; and
●	in most of its working areas, Greens Creek utilizes selective mining methods in which silver is the metal targeted for highest recovery.

We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate.  Within our cost per ounce of silver calculations, because we consider zinc, lead and gold to be by-products of our silver production, the values of these metals offset operating costs within our cost per ounce calculations.

The Lucky Friday Segment

The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands, except for per ton and per ounce amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Sales	$36,044	$21,690	$70,606	$45,024
Cost of sales and other direct production costs	(13,753)	(10,921)	(26,555)	(22,128)
Depreciation, depletion and amortization	(1,495)	(1,912)	(3,077)	(3,901)
Gross profit	$20,796	$8,857	$40,974	$18,995

Tons of ore milled	75,743	79,428	164,503	171,469
Production:
Silver (ounces)	791,249	797,385	1,548,073	1,679,464
Lead (tons)	4,578	5,047	9,522	10,548
Zinc (tons)	1,904	2,142	4,059	4,673
Payable metal quantities sold:
Silver (ounces)	722,107	728,641	1,423,199	1,541,618
Lead (tons)	4,180	4,604	8,763	9,659
Zinc (tons)	1,458	1,523	3,022	3,369
Ore grades:
Silver ounces per ton	11.13	10.75	10.13	10.51
Lead percent	6.47	6.80	6.26	6.61
Zinc percent	2.85	3.09	2.85	3.12
Mining cost per ton	$61.36	$56.62	$59.82	$54.71
Milling cost per ton	$17.07	$15.35	$16.17	$14.87
Total cash cost per silver ounce (1)	$6.46	$4.47	$5.74	$3.81

(1)
A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The $11.9 million and $22.0 million increases in gross profit for the second quarter and first six months of 2011, respectively, compared to the same periods in 2010 resulted primarily from significantly higher silver, lead and zinc prices, partially offset by lower base metal ore grades.  Cost of sales and other direct production costs increased by 26% and 20% in the second quarter and first six months of 2011, respectively, compared to the same periods in 2010 due primarily to increases in employee profit sharing and taxes, due to increased profitability.

Depreciation was 22% lower in the second quarter of 2011 compared to the same period in 2010, and 21% lower on a year-to-date basis, due to a reduction in units-of-production depreciation. The majority of the decrease was incidental to an extension of expected mine life at Lucky Friday, resulting in the book value of units-of-production assets being depreciated over a longer duration. The extension of the expected mine life is primarily due to the positive economics of the #4 Shaft project which, if completed, would provide deeper access beyond the current workings (see Overview above for further discussion). In addition, production was lower in both periods of 2011 compared to the same periods in 2010.

Mining and milling costs per ton increased by 9% in both the second quarter and first six months of 2011 compared to the same periods in 2010 primarily due to increased costs of fuel, consumable underground materials, reagents, power, and maintenance supplies.

The $1.99 increase in total cash costs per silver ounce for the second quarter of 2011, compared to the same period in 2010 is due primarily to higher treatment and freight and employee profit sharing and other costs of $2.80 and $2.04, respectively.  This is partially offset by higher lead and zinc by-product credits of $2.27 per ounce from increased prices for those metals and lower production costs of $0.58 per ounce. Cash costs per silver ounce increased by $1.93 for the six-month period ended June 30, 2011 compared to the same 2010 period primarily because of higher employee profit sharing and other costs, treatment and freight, and production costs of $2.16, $1.98 and $0.77, respectively.  This is partially offset by higher lead and zinc by-product credits of $2.98 per ounce from increased prices from those metals.

The difference between what we report as “production” and “payable metal quantities sold” is due essentially to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually payable by our smelter customers according to the terms of the smelter contracts.    The decrease in payable quantities sold for the second quarter of 2011 compared to the same period in 2010 is attributable to the decrease in production due to a 10-day shut-down of operations in April at Lucky Friday as the result of an accident, as discussed further in the Overview section above discussed above.

While value from lead and zinc is significant, we believe that identification of silver as the primary product of the Lucky Friday unit is appropriate because:

●	silver has historically accounted for a higher proportion of revenue than any other metal and is expected to do so in the future;
●	the Lucky Friday unit is situated in a mining district long associated with silver production; and
●	the Lucky Friday unit generally utilizes selective mining methods to target silver production.

We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate.  Because we consider zinc and lead to be by-products of our silver production, the values of these metals offset operating costs within our cost per ounce calculations.

Over the past years we have evaluated alternatives for deeper access at the Lucky Friday mine in order to expand its operational life.  As a result, we initiated work on an internal shaft at the Lucky Friday (#4 Shaft) in late 2009.  See the Overview section above for more information on #4 Shaft.  Our Board of Directors gave its final approval of the project in August 2011.

Many of the employees at our Lucky Friday unit are represented by a union. The collective bargaining agreement with the union expires on April 30, 2016.

Corporate Matters

Other significant variances affecting our net income for the second quarter and first six months of 2011 as compared to the same periods in 2010 were as follows:

●	Higher general and administrative expense in the first half of 2011 by $0.5 million which was primarily the result of an increase in workforce costs and variable compensation.
●
$1.5 million increase in other operating expense primarily as a result of an increase in pension plan actuarial liabilities in the first half of 2011.  See Note 7 of Notes to Condensed Consolidation Financial Statements (Unaudited) for more information.

●
Interest expense increased by $1.0 million in the second quarter of 2011 compared to the same period in 2010 due to the accrual of pre-lodging interest associated with the proposed terms of potential settlement with the Plaintiffs in the Coeur d’Alene Basin environmental litigation.  The pre-lodging interest period ended with lodging of the Consent Decree with the Court in June 2011.  See Note 4 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for more information.

●
We entered into a base metals forward sales program based on forecasted future production in the second quarter 2010 resulting in a $0.6 million gain and a $1.5 million loss on derivative contracts in the second quarter and first six months of 2011, respectively, compared to a $2.0 million gain for the second quarter and first six months of 2010.

●
An income tax provision of $43.1 million for the first six months of 2011 compared to an income tax provision of $2.0 million for the first six months of 2010 due to higher pre-tax income in the 2011 period and release of valuation allowances on our deferred tax assets in the first quarter of 2010.  See Note 3 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The tables below present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) for our operations at the Greens Creek and Lucky Friday units for the three and six months ended June 30, 2011 and 2010 (in thousands, except costs per ounce).

Total cash costs include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties, and mining production taxes, net of by-product revenues earned from all metals other than the primary metal produced at each unit.  Total cash costs provide management and investors an indication of net cash flow, after consideration of the realized price received for production sold.  Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective.  “Total cash cost per ounce” is a measure developed by mining companies in an effort to provide a comparable standard, however, there can be no assurance that our reporting of this non-GAAP measure is similar to that reported by other mining companies.

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

	Total, All Properties

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total cash costs (1)	$1,169	$(4,784)	$3,699	$(12,317)
Divided by ounces produced	2,250	2,628	4,705	5,112
Total cash cost per ounce produced	$0.52	$(1.82)	$0.79	$(2.41)
Reconciliation to GAAP:
Total cash costs	$1,169	$(4,784)	$3,699	$(12,317)
Depreciation, depletion and amortization	11,204	15,020	23,466	31,089
Treatment costs	(25,948)	(21,619)	(50,183)	(46,535)
By-product credits	66,931	64,066	131,442	133,461
Change in product inventory	(4,164)	(2,401)	(2,631)	(2,858)
Reclamation and other costs	877	283	1,067	64
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$50,069	$50,565	$106,860	$102,904

	Green Creek Unit

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total cash costs (1)	$(3,942)	$(8,345)	$(5,187)	$(18,711)
Divided by ounces produced	1,459	1,831	3,157	3,433
Total cash cost per ounce produced	$(2.70)	$(4.56)	$(1.64)	$(5.45)
Reconciliation to GAAP:
Total cash costs	$(3,942)	$(8,345)	$(5,187)	$(18,711)
Depreciation, depletion and amortization	9,709	13,108	20,389	27,188
Treatment costs	(20,220)	(18,063)	(39,335)	(38,000)
By-product credits	54,001	52,850	104,064	108,776
Change in product inventory	(4,198)	(2,096)	(2,340)	(2,430)
Reclamation and other costs	(529)	278	(363)	52
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$34,821	$37,732	$77,228	$76,875

	Lucky Friday Unit

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total cash costs (1)	$5,111	$3,561	$8,886	$6,394
Divided by silver ounces produced	791	797	1,548	1,679
Total cash cost per ounce produced	$6.46	$4.47	$5.74	$3.81
Reconciliation to GAAP:
Total cash costs	$5,111	$3,561	$8,886	$6,394
Depreciation, depletion and amortization	1,495	1,912	3,077	3,901
Treatment costs	(5,728)	(3,556)	(10,848)	(8,535)
By-product credits	12,930	11,216	27,378	24,685
Change in product inventory	34	(305)	(291)	(428)
Reclamation and other costs	1,406	5	1,430	12
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$15,248	$12,833	$29,632	$26,029

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

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	June 30, 2011	December 31, 2010
Cash and cash equivalents	$377.4	$283.6
Marketable equity securities	4.2	2.7
Total cash, cash equivalents and investments	$381.6	$286.3

Cash and cash equivalents increased by $93.8 million in the first half of 2011, as discussed below, while the value of non-current marketable equity securities increased by $1.5 million due to the purchase of securities in March 2011, partially offset by the sale of securities during the first quarter of 2011 (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

For more than a year Hecla Limited has been involved in settlement negotiations with representatives of the United States, the State of Idaho and the Tribe on the terms of settlement with respect to the Coeur d’Alene Basin environmental litigation and related claims. Those settlement negotiations culminated in a comprehensive settlement reflected in a Consent Decree lodged with the Court on June 13, 2011.  We believe that the United States is in the process of evaluating any public comments it received on the Consent Decree and anticipate the Plaintiffs will seek Court approval and entry of the Consent Decree some time during the third quarter of 2011.   While there is no assurance that the Consent Decree will be entered by the Court, if it is entered, Hecla Limited would make the following payments:

●
$102 million of cash, $55.5 million of cash or Hecla Mining Company common stock, and approximately $9.5 million in proceeds from Series 3 warrants received by Hecla through April 12, 2011 and referred to below, all  payable 30 days after entry of the Consent Decree;

●	$25 million of cash 30 days after the first anniversary of entry of the Consent Decree;

●	$15 million of cash 30 days after the second anniversary of entry of the Consent Decree; and

●
Approximately $56.4 million by August 2014, as quarterly payments of the proceeds from the exercise of any outstanding Series 1 and Series 3 warrants (which have an exercise price of between $2.45 and $2.50 per share) during the quarter, with the remaining balance, if any, due in August 2014, regardless of whether any of the remaining warrants are exercised.

The foregoing payments of $25 million, $15 million, and $56.2 million require third party surety.  Further, between April 15, 2011 and the lodging of the Consent Decree on June 13, 2011, $197.5 million of the foregoing payments accrued interest at the annual rate of 3.25%, totaling to $1,069,792 of interest owed by Hecla Limited.  The $25 million and $15 million payments would also accrue interest from the entry of the Consent Decree until payment at the Superfund rate (currently 0.69%).  In addition to the foregoing payments, Hecla Limited is obligated to provide the Plaintiffs with a limited amount of land it currently owns to be used as a repository waste site. The interest in the land to be provided was acquired by Hecla Limited in prior periods, and will require no further payments of cash.

As a result of our current cash balance, the performance of our operations, current metals prices, and full availability of our $60 million revolving credit agreement, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing if needed will be adequate to meet our obligations during the next twelve months, including any required settlement payments and capital outlays for the #4 Shaft project discussed below.  We currently estimate that a total of approximately $112 million will be incurred on capital expenditures for equipment, infrastructure, and development at our Lucky Friday and Greens Creek units in 2011.  We also estimate that exploration and pre-development expenditures will total approximately $33 million in 2011.

To increase production and longevity at the Lucky Friday mine, we have initiated work on #4 Shaft, including: detailed shaft design, excavation of the hoist room and off shaft development access to shaft facilities, placement and receipt of orders for major equipment purchases, and other construction activities. The #4 Shaft project , as currently designed, is expected to involve capital expenditures of approximately $200 million, which includes approximately $70 million that has been spent on the project as of June 30, 2011. Our ability to finance such a project will depend on our operational performance, metals prices, our ability to estimate capital costs, sources of liquidity available to us, and other factors. We believe that our available cash, revolving credit agreement, cash from operations, and access to equity and financial markets will allow us to proceed even if the proposed settlement of the Coeur d’Alene Basin environmental litigation and related claims is finalized and payments made as anticipated thereunder.  We may also mitigate market risk from time to time with selective base metal derivative contract programs. However, a sustained downturn in metals prices or significant increases in operational or capital costs or other factors beyond our control could compel us to suspend the project in the future.

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash provided by operating activities (in millions)	$127.2	$73.4

Cash provided by operating activities in the first six months of 2011 increased by $53.8 million compared to the same period in 2010 primarily due to higher income, as adjusted for non-cash items. The improved results are attributable to higher prices for all metals produced at our operations. Working capital and other operating asset and liability changes resulted in a net cash flow reduction of $3.9 million in the first six months of 2011 compared to a net increase in cash flows of $0.8 million in the 2010 period.   The $4.7 million decrease is attributed to higher accounts receivable due primarily to the timing of concentrate shipments at Greens Creek and higher metals prices, and a reduction in accrued taxes resulting from the payment of Alaska mine license taxes at Greens Creek in the second quarter of 2011.

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash used in investing activities (in millions)	$(32.9)	$(23.8)

During the first six months of 2011 we invested $43.1 million in capital expenditures, including $2.5 million in non-cash capital lease additions, an increase of $14.7 million compared to the same period last year, due to an increase in capital spending at both the Greens Creek and Lucky Friday units. Our restricted cash and investment balances decreased during the first half of 2011 by $9.4 million, compared to a $1.5 million decrease in the same period of 2010, due to reduced reclamation bond collateralization requirements.  During the first quarter of 2011, we purchased marketable securities having a cost basis of $3.2 million, and sold investments having a cost of $0.8 million for proceeds of $1.4 million (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  In January 2010 we sold investments having a cost basis of $0.6 million for proceeds of $1.1 million.

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash (used in) provided by financing activities (in millions)	$(0.5)	$43.2

Warrants to purchase approximately 1.8 million shares of our common stock were exercised in the first quarter of 2011, resulting in proceeds to us of approximately $4.4 million, with additional proceeds of $0.5 million from the exercise of options during the first half of 2011.    During the first half of 2010, warrants and options exercised resulted in net cash proceeds of $45.6 million. The remaining warrants outstanding at June 30, 2011 to purchase approximately 22.7 million shares of our common stock have exercise prices ranging from $2.45 to $2.56 per share and expire in 2014.  Any future proceeds from the exercise of Series 1 and Series 3 warrants outstanding along with approximately $9.5 million in proceeds from Series 1 and Series 3 warrants preciously exercised will be paid over by us to the Plaintiffs under the terms of the settlement of the Basin litigation. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our warrants outstanding.

We paid cash dividends totaling $3.3 million on our 6.5% Mandatory Convertible Preferred Stock and $0.2 million on our Series B Preferred Stock in the first half of 2011.  We paid $1.0 million in cash dividends on our Series B Preferred Stock in the first half of 2010, while $19.6 million in 6.5% Mandatory Convertible Preferred Stock dividends were paid in shares of our common stock.  On January 1, 2011, all of the outstanding shares of our 6.5% Mandatory Convertible Preferred Stock were converted to shares of our common stock, and we paid the final quarterly dividend on that series of preferred stock in January 2011.  We are no longer required to pay quarterly dividends of approximately $3.3 million as a result of the conversion.  We made repayments on our capital leases of $1.3 million and $0.7 million in the six month periods ended June 30, 2011 and 2010, respectively.

We acquired treasury shares valued at $0.5 million during the first half of 2011 compared to $0.7 million during the same 2010 period as the result of employee elections to settle tax obligations related to stock option exercises and vested restricted stock units through the sale of shares.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders, certain capital expenditures, our credit facility  and lease arrangements as of June 30, 2011 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years		4-5 years		More than 5 years	Total

Purchase obligation (1)	$8,510	$	- -	$	- -	$-	$8,510
Commitment fees (2)	495		784		- -	- -	1,279
Contractual obligations (3)	6,791		- -		- -	- -	6,791
Capital lease commitments (4)	3,413		1,723		2,178	796	8,110
Operating lease commitments (5)	2,825		4,113		1,553	1,178	9,669
Supplemental executive retirement plan (6)	325		663		790	2,328	4,106

Total contractual cash obligations	$22,359		$7,283		$4,521	$4,302	$38,465

(1)
Consists of open purchase orders of approximately $6.2 million at the Greens Creek unit and $2.3 million at the Lucky Friday unit.  Included in these amounts are approximately $5.3 million and $2.2 million related to various capital projects at the Greens Creek and Lucky Friday units, respectively.

(2)
In October 2009, we entered into a $60 million revolving credit agreement, which was amended in March 2010, July 2010, and December 2010.  We are required to pay a standby fee, dependent on our leverage ratio, of between 0.825% and 1.05% per annum on undrawn amounts under the revolving credit agreement. There was no amount drawn under the revolving credit agreement as of June 30, 2011, and the amounts above assume no amounts will be drawn during the agreement’s term.  For more information on our credit facility, see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)
As of June 30, 2011, we were committed to approximately $5.3 and $0.2 million for various capital projects at the Greens Creek and Lucky Friday units, respectively.  Total contractual obligations at June 30, 2011 also included approximately $1.3 million for commitments relating to non-capital items at Greens Creek.

(4)
Represents scheduled capital lease payments of $6.6 million and $1.5 million (including interest), respectively, for equipment at our Greens Creek and Lucky Friday units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

(6)
There were no funding requirements as of June 30, 2011 under our other defined benefit pension plans.  See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information

We record a liability for costs associated with mine closure, reclamation of land and other environmental matters.  At June 30, 2011, our liability for these matters totaled $318.6 million, including $262.2 for Hecla Limited’s liability relating to the Coeur d’Alene River Basin in northern Idaho.    On June 13, 2011, a Consent Decree settling the Coeur d’Alene Basin environmental litigation and related claims was lodged with the U.S. District Court in Idaho.   However, there is no assurance that the Consent Decree will be entered by the Court.  If it is entered, Hecla Limited would be obligated to make significant cash payments to the Plaintiffs.  See the Financial Liquidity and Capital Resources section above for more information on the financial terms of the proposed settlement.  Future expenditures related to closure, reclamation and environmental expenditures at our other sites are difficult to estimate, although we anticipate we will make substantial expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At June 30, 2011, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under Item 1A. — Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2010, metals prices have historically been volatile. While average prices for all four metals we produce performed favorably for the five consecutive years prior to 2008, there was a reduction in the average prices for zinc and lead in 2008 compared to 2007, and average prices for silver, zinc and lead were lower in 2009 compared to 2008.  Average prices for all four metals rebounded in 2010 and were higher than their levels in both 2009 and 2008, and average prices for all four metals were higher for the first half of 2011compared to the same period in 2010.  However, we have recorded in the past impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.  Future metals prices may also affect the analysis of our ability to pay for environmental remediation or damage settlements.

Processes supporting valuation of our assets and liabilities that are most significantly affected by prices include analyses of asset carrying values, depreciation, reserves, and deferred income taxes. On at least an annual basis – and more frequently if circumstances warrant – we examine our depreciation rates, reserve estimates, and the valuation allowances on our deferred tax assets. We examine the carrying values of our assets as changes in facts and circumstances warrant.  In our analyses of carrying values and deferred taxes, we apply several pricing views to our forecasting model, including current prices, analyst price estimates, forward-curve prices, and historical prices (see Mineral Reserves, below, regarding prices used for reserve estimates). Using applicable accounting guidance and our view of metals markets, we use the average of the various methods to determine whether the values of our assets are fairly stated, and to determine the level of valuation allowances, if any, on our deferred tax assets.  In addition, estimates of future metals prices are used in the valuation of certain assets in the determination of the purchase price allocations for our acquisitions (see Business Combinations below).

Sales of all metals products sold directly to smelters are recorded as revenues when title and risk of loss transfer to the smelter (generally at the time of shipment) at estimated forward metals prices for the estimated month of settlement. Due to the time elapsed from shipment to the smelter to the final settlement with the smelter we must estimate the prices at which sales of our metals will be settled. Previously recorded sales and trade accounts receivable are adjusted to estimated settlement metals prices until final settlement by the smelter. Changes in metals prices between shipment and final settlement result in changes to revenues and accounts receivable previously recorded upon shipment.  As a result, our trade accounts receivable balances are subject to changes in metals prices until final settlement occurs.  For more information, see part O. Revenue Recognition of Note 1 of Notes to Consolidated Financial Statements of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2010.

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

Obligations for Environmental, Reclamation and Closure Matters

The most significant liability on our balance sheet is for accrued reclamation and closure costs. We have conducted considerable remediation work at sites in the United States for which remediation requirements have not been fully determined, nor have they been agreed to by us and various regulatory agencies with oversight over the properties. We have estimated our liabilities under appropriate accounting guidance. On at least an annual basis – and more frequently if warranted – management reviews our liabilities with our Audit Committee. However, the range of liability proposed by the plaintiffs in environmental proceedings considerably exceeds the liabilities we have recognized. If substantial damages were awarded, claims were settled, or remediation costs incurred in excess of our accruals, our financial results or condition could be materially adversely affected.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at June 30, 2011, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable (see Item 1A. – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2010 and Part II – Other Information, Item 1A. Risk Factors in this quarterly report on Form 10-Q and our previous quarterly report on Form 10-Q for the quarter ended March 31, 2011).

Commodity-Price Risk Management

At times, we may use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to price fluctuations. These instruments do, however, expose us to (i) credit risk in the event of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production contained under contract positions.

In April 2010, we began utilizing financially-settled forward contracts to sell lead and zinc at fixed prices for settlement at approximately the same time that our unsettled concentrate sales contracts will settle.  The settlement of each concentrate lot is based on the average spot price of the metal during the month of settlement, which may differ from the prices used to record the sale when the sale takes place.  The objective of the contracts is to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  We recognized a $0.7 million net gain on the contracts during the first half of 2011, which is included in sales of products.  The net gain recognized on the contracts offsets price adjustments on our provisional concentrate sales related to changes to lead and zinc prices between the time of sale and final settlement.

In addition, in May 2010, we also began utilizing financially-settled forward contracts to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  We recognized a $1.5 million net loss on the contracts during the first half of 2011. The net losses on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.  The losses recognized during the first half of 2011 are the result of increasing lead prices, partially offset by gains due to a reduction in zinc prices, during the quarter.  However, this program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

For the fair value of the contracts outstanding under the two programs discussed above, at June 30, 2011, we recorded a current liability of $10.5 million, which is included in current derivative contract liabilities, and a non-current liability of $1.1 million, which is included in other non-current liabilities.

The following table summarizes the quantities of base metals committed under forward sales contracts at June 30, 2011:

	Metric tonnes under contract		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2011 settlements	8,100	4,500	$1.02	$1.17

Contracts on forecasted sales
2011 settlements	7,350	6,175	$0.96	$1.01
2012 settlements	26,650	18,000	$1.11	$1.11
2013 settlements	4,700	8,300	$1.16	$1.16

Provisional Sales

Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfers to the smelter (generally at the time of shipment) at forward prices for the estimated month of settlement. Due to the time elapsed from shipment to the smelter and the final settlement with the smelter; we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the smelter.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our annual reported filed on Form 10-K for the year ended December 31, 2010 for more information).  At June 30, 2011, metals contained in concentrates and exposed to future price changes totaled approximately 1.6 million ounces of silver, 4,431 ounces of gold, 9,391 tons of zinc, and 5,341 tons of lead.  If the price for each metal were to change by one percent, the change in the total value of the concentrates sold would be approximately $1.0 million.  However, as noted in Commodity-Price Risk Management above, in April 2010 we initiated a program designed to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our zinc and lead sales.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of June 30, 2011, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Item 1A – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2010 and Item 1A – Risk Factors of our quarterly report on Form 10-Q for the quarter ended March 31, 2011 set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results.  A risk factor has been updated in this Form 10-Q to provide updated information, as set forth below.

LEGAL, MARKET AND REGULATORY RISKS

Mining accidents or other adverse events at an operation could decrease our anticipated production.

Production may be reduced below our historical or estimated levels as a result of mining accidents; unfavorable ground conditions; work stoppages or slow-downs; lower than expected ore grades; safety concerns; non-routine repairs and maintenance; MSHA concerns or mandates; the metallurgical characteristics of the ore that are less economic than anticipated; or our equipment or facilities fail to operate properly or as expected.  For example, in the second quarter of 2010, mining activities at the Lucky Friday mine stopped for approximately two weeks due to some deterioration of shaft infrastructure at the #2 Shaft, which is the mine’s secondary escape way.  That stoppage adversely impacted production in the second quarter of 2010.  Upon completion of repairs to #2 Shaft, the mine returned to normal production.  In addition, in April 2011, a fatal accident occurred at the Lucky Friday Mine resulting in a cessation of operations at the mine for approximately 10 days.  That stoppage adversely impacted production in the second quarter of 2011.  For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

HECLA MINING COMPANY
(Registrant)

Date: August 9, 2011	By:	/s/ Phillips S. Baker
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date: August 9, 2011	By:	/s/ James A. Sabala
James A. Sabala, Senior Vice President and
Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-Q – June 30, 2011
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