Form 10-Q
period 2011-09-30
HECLA MINING CO/DE/
filed 2011-11-08
CIK 719413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      .    No XX.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding November 6, 2011
Common stock, par value $0.25 per share	279,620,991

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended September 30, 2011

INDEX*

 Item 1. Financial Statements
Part I - Financial Information

 Hecla Mining Company and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$413,743	$283,606
Investments	—	1,474
Accounts receivable	29,095	36,840
Inventories:
Concentrates, doré, and stockpiled ore	14,527	8,886
Materials and supplies	11,212	10,245
Current deferred income taxes	54,774	87,287
Other current assets	19,461	3,683
Total current assets	542,812	432,021
Non-current investments	3,305	1,194
Non-current restricted cash and investments	926	10,314
Properties, plants, equipment and mineral interests, net	872,860	833,288
Non-current deferred income taxes	71,795	100,072
Other non-current assets and deferred charges	24,022	5,604
Total assets	$1,515,720	$1,382,493
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$51,630	$31,725
Accrued payroll and related benefits	11,369	10,789
Accrued taxes	9,766	16,042
Current portion of capital leases	3,514	2,481
Current portion of accrued reclamation and closure costs	178,415	175,484
Current derivative contract liabilities	—	20,016
Total current liabilities	254,694	256,537
Capital leases	4,070	3,792
Accrued reclamation and closure costs	141,923	143,313
Other noncurrent liabilities	15,990	16,598
Total liabilities	416,677	420,240
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
6.5% Mandatory Convertible Preferred Stock, $0.25 par value, shares issued and outstanding 2011 — 0 and 2010 — 2,012,500, liquidation preference 2011 — $0 and 2010 — $201,250	—	504
Common stock, $0.25 par value, authorized 500,000,000 shares; issued and outstanding 2011 — 279,620,991 shares and 2010 — 258,485,666 shares	70,003	64,704
Capital surplus	1,181,559	1,179,751
Accumulated deficit	(133,398)	(265,577)
Accumulated other comprehensive loss	(16,640)	(15,117)
Less treasury stock, at cost; 2011 – 392,645 and 2010 – 335,957 shares	(2,520)	(2,051)
Total shareholders’ equity	1,099,043	962,253
Total liabilities and shareholders’ equity	$1,515,720	$1,382,493

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Sales of products	$120,543	$115,847	$374,767	$284,353
Cost of sales and other direct production costs	41,639	46,357	125,033	118,172
Depreciation, depletion and amortization	11,099	14,966	34,565	46,055
	52,738	61,323	159,598	164,227
Gross profit	67,805	54,524	215,169	120,126
Other operating expenses:
General and administrative	5,559	3,684	14,808	12,461
Exploration	9,872	6,917	19,012	16,166
Pre-development	1,752	—	1,752	—
Other operating expense	1,612	1,460	5,699	4,025
Provision for closed operations and environmental matters	5,521	962	7,883	5,727
	24,316	13,023	49,154	38,379
Income from operations	43,489	41,501	166,015	81,747
Other income (expense):
Gain (loss) on sale or impairment of investments	—	—	611	(151)
Gain (loss) on derivative contracts	40,382	(13,195)	38,907	(11,196)
Interest and other income (expense)	(214)	70	(91)	137
Interest expense	(411)	(505)	(2,384)	(1,712)
	39,757	(13,630)	37,043	(12,922)
Income before income taxes	83,246	27,871	203,058	68,825
Income tax provision	(27,325)	(8,080)	(70,463)	(10,106)
Net income	55,921	19,791	132,595	58,719
Preferred stock dividends	(138)	(3,408)	(414)	(10,225)
Income applicable to common shareholders	$55,783	$16,383	$132,181	$48,494
Comprehensive income:
Net income	$55,921	$19,791	$132,595	$58,719
Reclassification of net (gain) loss on sale or impairment of marketable securities included in net income	—	—	(611)	739
Unrealized holding gains (losses) on investments	(798)	183	(913)	(1,305)
Comprehensive income	$55,123	$19,974	$131,071	$58,153
Basic income per common share after preferred dividends	$0.20	$0.06	$0.47	$0.19
Diluted income per common share after preferred dividends	$0.19	$0.06	$0.45	$0.18
Weighted average number of common shares outstanding - basic	279,541	256,095	279,067	249,039
Weighted average number of common shares outstanding - diluted	295,000	270,508	295,739	266,145

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30, 2011	September 30, 2010
Operating activities:
Net income	$132,595	$58,719
Non-cash elements included in net income:
Depreciation, depletion and amortization	34,769	46,190
Gain on sale of investments	(611)	(588)
Loss on impairment of investments	—	739
Provision for reclamation and closure costs	832	2,784
Stock compensation	1,497	3,336
Deferred income taxes	60,790	2,070
Amortization of loan origination fees	498	468
(Gain) loss on derivative contracts	(56,512)	11,586
Other non-cash charges, net	932	690
Change in assets and liabilities:
Accounts receivable	7,745	(22,385)
Inventories	(6,608)	512
Other current and non-current assets	373	1,026
Accounts payable and accrued liabilities	17,233	16,537
Accrued payroll and related benefits	581	(5,207)
Accrued taxes	(6,276)	4,367
Accrued reclamation and closure costs and other non-current liabilities	100	(5,371)
Cash provided by operating activities	187,938	115,473
Investing activities:
Additions to properties, plants, equipment and mineral interests	(64,381)	(48,725)
Proceeds from sale of investments	1,366	1,138
Proceeds from disposition of properties, plants and equipment	113	—
Purchases of investments	(3,200)	—
Changes in restricted cash and investment balances	9,388	1,476
Net cash used in investing activities	(56,714)	(46,111)
Financing activities:
Proceeds from exercise of stock options and warrants	5,108	45,562
Acquisition of treasury shares	(469)	(693)
Dividends paid to preferred shareholders	(3,684)	(1,105)
Repayments of capital leases	(2,042)	(1,227)
Net cash (used) provided by financing activities	(1,087)	42,537
Change in cash and cash equivalents:
Net increase in cash and cash equivalents	130,137	111,899
Cash and cash equivalents at beginning of period	283,606	104,678
Cash and cash equivalents at end of period	$413,743	$216,577
Significant non-cash investing and financing activities:
Addition of capital lease obligations	$3,353	$2,282
Accounts payable change relating to capital additions	$6,721	$(205)
Preferred stock dividends paid in common stock	$—	$22,891

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1.    Basis of Preparation of Financial Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements and notes to the interim condensed consolidated financial statements contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company and its consolidated subsidiaries (“we” or “our” or “us”).  These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2010, as it may be amended from time to time.

The results of operations for the periods presented may not be indicative of those which may be expected for a full year.  The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate for the information not to be misleading.

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

Note 2.    Investments and Restricted Cash

Investments

No current investments were held at September 30, 2011.  At December 31, 2010, the fair value of our current investments was $1.5 million, with a cost basis of approximately $0.8 million.  This investment was sold in February 2011 for proceeds of $1.4 million, resulting in a pre-tax gain of approximately $0.6 million.

At September 30, 2011 and December 31, 2010, the fair value of our non-current investments was $3.3 million and $1.2 million, respectively.  Marketable equity securities are carried at fair value, as they are classified as “available-for-sale.” The cost basis of these non-current investments, representing equity securities, was approximately $3.7 million and $0.2 million at September 30, 2011 and December 31, 2010, respectively, as we acquired additional mining-related investments in the second quarter of 2011.

At September 30, 2011, total unrealized gains of $0.2 million for investments held having a net gain position and total unrealized losses of $0.6 million for investments held having a net loss position were included in accumulated other comprehensive loss.

Restricted Cash and Investments

Various laws, permits, and covenants require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities.  Restricted investments primarily represent investments in money market funds and certificates of deposit.  These restricted investments are to be used primarily for reclamation funding or for funding surety bonds and were $0.9 million at September 30, 2011 and $10.3 million at December 31, 2010. The reduction in restricted investments was due to the release of collateral on bonding requirements primarily related to future reclamation at the Greens Creek unit.

Note 3.   Income Taxes

Major components of our income tax provision for the three months and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Current:
Federal	$3,854	$4,392	$7,965	$5,751
State	886	1,772	1,364	1,941
Foreign	115	115	344	344
Total current income tax provision	4,855	6,279	9,673	8,036

Deferred:
Federal and state deferred income tax provision	22,470	1,801	60,790	9,729
Discrete benefit for change in valuation allowance attributable to future periods	—	—	—	(7,659)
Total deferred income tax provision	22,470	1,801	60,790	2,070
Total income tax provision	$27,325	$8,080	$70,463	$10,106

Our ability to utilize our deferred tax assets depends on future taxable income generated from operations. For the nine months ended September 30, 2011, there were no circumstances that caused us to change our assessment of the ability to generate future taxable income to realize the currently recognized deferred tax assets.  After utilization of $61 million during the first nine months of 2011, the net deferred tax asset at September 30, 2011 was $127 million. It is possible that the valuation allowance on our deferred tax asset will change in the future as a result of the analysis of our long-range forecasts, with a resulting tax provision.

The current income tax provisions for the three- and nine-month periods ended September 30, 2011 and 2010 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income primarily due to the effects of percentage depletion for all periods presented and the change in valuation allowance during the nine-month period ended September 30, 2010.

Note 4.    Commitments and Contingencies

Bunker Hill Superfund Site and Related Environmental Claims

Recent Developments

On September 8, 2011, a Consent Decree (the “Consent Decree”) settling environmental litigation and related claims involving Hecla Limited pertaining to historic releases of mining wastes in the Coeur d'Alene Basin was approved and entered by the U.S. District Court in Idaho.  The Consent Decree resolved all existing claims of the United States, the Coeur d'Alene Indian Tribe, and the State of Idaho (“Plaintiffs”) against Hecla Limited and its affiliates under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) (and certain other statutes) for past response costs, future environmental remediation costs, and natural resource damages related to historic releases of mining wastes in the Coeur d'Alene River Basin, as well as all remaining obligations of Hecla Limited under the Box Decree (as defined below).  The Consent Decree contains comprehensive terms of settlement, including financial terms which require that Hecla Limited pay, in the aggregate, $264.4 million to the Plaintiffs over approximately three years.  In early October 2011, Hecla Limited made payments totaling approximately $168 million to the Plaintiffs, and delivered surety bonds providing security for the remaining $96.4 million due over the next three years.

History of Coeur d’Alene River Basin Environmental Claims

In July 1991, the Coeur d’Alene Indian Tribe (“Tribe”) brought a lawsuit under CERCLA in Idaho Federal District Court against our wholly owned subsidiary Hecla Limited, ASARCO Incorporated (“ASARCO”) and a number of other mining companies asserting claims for damages to natural resources downstream from a rectangular 21-square-mile site located near Kellogg, Idaho (the “Box”) within the Bunker Hill Superfund site over which the Tribe alleges some ownership or control. The Tribe’s natural resource damage litigation was consolidated with the United States’ litigation described below. Because of various bankruptcies and settlements of other defendants, until the Consent Decree was entered on September 8, 2011, Hecla Limited was the only remaining defendant in the Tribe’s natural resource damages case.

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

In March 1996, the United States filed a lawsuit in Idaho Federal District Court against certain mining companies, including Hecla Limited, that conducted historic mining operations in the Silver Valley of north Idaho. The lawsuit asserted claims under CERCLA and the Clean Water Act, and sought recovery for alleged damages to, or loss of, natural resources located in the Coeur d’Alene River Basin (“Basin”) in north Idaho for which the United States asserts it is the trustee under CERCLA. The lawsuit claimed that the defendants’ historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also sought declaratory relief as to the defendants’ joint and several liability for response costs under CERCLA for historic mining impacts in the Basin outside the Box. Hecla Limited had asserted a number of defenses to the United States’ claims.

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

In January 2001, Phase I of the trial on the consolidated Tribe’s and the United States’ claims commenced, and was concluded in July 2001. Phase I addressed the extent of liability, if any, of the defendants and the allocation of liability among the defendants and others, including the United States. In September 2003, the Court issued its Phase I ruling, holding that Hecla Limited has some liability for Basin environmental conditions. The Court refused to hold the defendants jointly and severally liable for historic tailings releases and instead allocated a 22% share of liability to ASARCO and a 31% share of liability to Hecla Limited for impacts resulting from tailings releases. The portion of natural resource damages, past costs and remediation costs to which this 31% applies, other cost allocations applicable to Hecla Limited, and the Court’s determination whether the EPA’s remediation proposals satisfy CERCLA requirements, were to be addressed in Phase II of the litigation (if the case had not settled). The Court also left issues on the deference, if any, to be afforded the EPA’s remediation plan, for Phase II.

The Court found that while certain Basin natural resources had been injured, “there has been an exaggerated overstatement” by the plaintiffs of Basin environmental conditions and the mining impact. As stated in their own filings, the United States' and the Tribe's claims for natural resource damages for Phase II were potentially in the range of $2.0 to $3.4 billion. Because of a number of factors relating to the quality and uncertainty of the United States' and Tribe's natural resource damage claims, Hecla Limited was unable to estimate what, if any, liability or range of liability it could have had for these claims in the event settlement of the Basin environmental litigation and other claims was not reached.

Two of the defendant mining companies, Coeur d’Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities in the Basin litigation during 2001. On March 13, 2009, the United States reached agreement with ASARCO concerning ASARCO’s liability in the Basin litigation.  The agreement, among other things, required the payment by ASARCO of approximately $482 million to the United States or certain trusts. That agreement was approved by the Bankruptcy Court – ASARCO had previously filed for Chapter 11 bankruptcy in August 2005 –  and the U.S. Federal District Court in Texas in late 2009.  As a result of approval of ASARCO’s Plan of Reorganization in the bankruptcy proceeding, and the distribution of approximately $482 million, plus interest, to the United States or certain trusts in December 2009, ASARCO was dismissed as a defendant in the Idaho Federal Court litigation in September 2010.  This left Hecla Limited as the only defendant remaining in the Basin litigation. Because of the nature of ASARCO’s settlement and of the bankruptcy proceeding, Hecla Limited did not believe the Basin environmental claims asserted against ASARCO in the bankruptcy proceeding or settlement distribution amounts were necessarily indicative of Hecla Limited’s potential liability in the Basin litigation had the case not settled.

As a result of the Consent Decree, the case has been dismissed (including the Phase II proceeding).

Accrual for Basin Claims

In light of the approximately $168 million already paid under the Consent Decree in October 2011, Hecla Limited remains obligated under the Consent Decree to make the following payments:

•	$25 million of cash by October 8, 2012;

•	$15 million of cash by October 8, 2013; and

•
approximately $56.4 million by August 2014, as quarterly payments of the proceeds from the exercise of any outstanding Series 1 and Series 3 warrants (which have an exercise price of between $2.45 and $2.50 per share) during the quarter, with the remaining balance, if any, due in August 2014.

As noted above, these payments are secured by a third party surety for which Hecla Limited pays an annual maintenance fee.  Further, the $25 million and $15 million payments accrue interest from September 8, 2011 until payment at the Superfund rate (0.69% for 2011, 0.74% for 2012).  Finally, in addition to the foregoing payments, Hecla Limited is obligated to provide a limited amount of land it currently owns to be used as a waste repository site.

As a result of the foregoing developments, we have accrued a total of $262.3 million as of September 30, 2011 for the net present value of all of Hecla Limited's payments due under the Consent Decree, including the approximately $168 million paid in October 2011, which will decrease the accrual from its balance at September 30, 2011.

Insurance Coverage

In 1991, Hecla Limited initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to Hecla Limited and its predecessors. Hecla Limited believes the insurance companies had a duty to defend and indemnify Hecla Limited under their policies of insurance for all liabilities and claims asserted against it by the EPA and the Tribe under CERCLA related to the Box and the Basin. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla Limited in the Tribe's lawsuit. During 1995 and 1996, Hecla Limited entered into settlement agreements with a number of the insurance carriers named in the litigation. Prior to 2009, Hecla Limited received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent (30%) of these settlements were paid to reimburse the U.S. Government for past costs under the Box Decree. Litigation is still pending against one insurer and the trial was suspended until the underlying environmental claims against Hecla Limited were resolved or settled. Now that the Consent Decree has been entered, we expect to move towards resolution of Hecla Limited's insurance claims in the next few months, either through settlement or trial. As of September 30, 2011, Hecla Limited has not recorded a receivable or reduced its accrual for obligations under the Consent Decree to reflect the receipt of any potential insurance proceeds.

Rio Grande Silver Guaranty

On February 21, 2008, our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), entered into an agreement with Emerald Mining & Leasing, LLC (“EML”) and Golden 8 Mining, LLC (“G8”) to acquire the right to earn-in to a 70% interest in the San Juan Silver Joint Venture, which holds a land package in the Creede Mining District of Colorado.  On October 24, 2008, Rio entered into an amendment to the agreement which delays the incurrence of qualifying expenses to be paid by Rio pursuant to the original agreement.  In connection with the amended agreement, we are required to guarantee certain environmental remediation-related obligations of EML to Homestake Mining Company of California (“Homestake”) up to a maximum liability to us of $2.5 million.  As of September 30, 2011, we have not been required to make any payments pursuant to the guaranty.  We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to Homestake (which has since been acquired by Barrick Gold Corp.). However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties named in the amended agreement, have jointly and severally agreed to reimburse and indemnify us for any such payments.  We have not recorded a liability relating to the guaranty as of September 30, 2011.

Lucky Friday Water Permit Exceedances

In late 2008 and during 2009, Hecla Limited experienced a number of alleged water permit exceedances for water discharges at its Lucky Friday unit.  The 2008 alleged violations resulted in Hecla Limited entering into a Consent Agreement and Final Order (“CAFO”) and a Compliance Order with the EPA in April 2009, which included an extended compliance timeline.  In connection with the CAFO, Hecla Limited agreed to pay an administrative penalty to the EPA of $177,500 to settle any liability for such alleged exceedances.  The 2009 alleged violations were the subject of a December 2010 letter from the EPA informing Hecla Limited that EPA is prepared to seek civil penalties for these alleged violations, as well as for alleged unpermitted discharges of waste water in 2010 at the Lucky Friday unit. In the same letter, the EPA invited Hecla Limited to discuss these matters with them prior to filing a complaint. In April 2011, Hecla Limited received an additional request for information from the EPA on the alleged unpermitted discharges in 2010. Hecla Limited disputes the EPA’s assertions, but has begun negotiations with the EPA in an attempt to resolve the matter, which includes additional water quality monitoring to better understand the quality and source of the alleged unpermitted discharge. We do not believe that the outcome of this claim will have a material adverse effect on our results from operations or financial position.

Hecla Limited strives to maintain its water discharges at the Lucky Friday unit in full compliance with the permit, but cannot provide assurances that it will be able to fully comply with the permit limits in the future.

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

In August 2010, CoCa initiated negotiations with the United States in order to reach a settlement of its liabilities at the site that accounts for CoCa’s limited financial resources.  In late September 2010, in connection with these negotiations, CoCa received a request from the Department of Justice for additional information regarding its finances.  CoCa provided written responses and additional information in January 2011.  In April 2011, CoCa, and its parent Hecla Limited, received additional information requests related to Gilt Edge, and both entities responded to the EPA in July 2011.  We believe that Hecla Limited is not liable for any cleanup at the site, and if CoCa might be liable, it has limited assets with which to satisfy any such liability.  Settlement negotiations with EPA are ongoing.

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

ASARCO, LLC Contribution Claim

In April 2011, a complaint was filed against Hecla Mining Company and several other mining companies in Federal District Court in Montana by ASARCO, LLC, seeking contribution and cost recovery relating to the alleged payment by ASARCO of approximately $9 million to the State of Montana and the United States in connection with ASARCO’s CERCLA liabilities in the Block P Mine and Mill Site, which is part of the Barker Hughesville Mining District, which is a Superfund site in Montana.  The complaint was amended in September 2011 to name Hecla Limited rather than Hecla Mining Company as one of the defendants to the lawsuit.  We have begun investigating the basis for ASARCO’s claims; however, we do not believe that the outcome of this claim will have a material adverse effect on our results from operations or financial position.  We have not recorded a liability relating to the claim as of September 30, 2011.

Johnny M Mine Area near San Mateo, McKinley County, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under CERCLA for environmental cleanup at the site and costs the EPA has incurred at the site.  Mining at the Johnny M was conducted for a limited period of time by Ranchers Exploration and Development Corporation, a predecessor of our subsidiary, Hecla Limited.  In June, Hecla Limited responded to the EPA’s request and discussions are ongoing. While we believe it is probable that Hecla Limited will have some amount of liability relating to the Johnny M Site, we cannot with any degree of certainty estimate the amount of such liability.  Estimating the amount of such liability is not possible at this point in time for several reasons, including (but not limited to) that neither the EPA nor Hecla Limited have completed investigations of the site, the amount and type of remediation required have not yet been determined, and the existence of other potentially responsible parties has not yet been determined.

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

In June 2011, the EPA informed Hecla Limited that it believes Hecla Limited, among several other viable companies, may be liable for cleanup of the site or for costs incurred by the EPA in cleaning up the site.  The EPA stated in the June 2011 letter that it has incurred approximately $4.5 million in response costs and estimated that total remediation costs may exceed $100 million.  Because Hecla Limited had very limited activity at the site, we do not believe that the outcome of the claim will have a material adverse effect on our results from operations or financial position. We have not recorded a liability relating to the site as of September 30, 2011.

Other Commitments

Our contractual obligations as of September 30, 2011 included approximately $1.2 million for commitments relating to capital items, along with $0.4 million for various non-capital costs, at Lucky Friday and Greens Creek.  In addition, our commitments relating to open purchase orders at September 30, 2011 included approximately $8.2 million and $1.6 million, respectively, for various capital items at the Greens Creek and Lucky Friday units, and approximately $0.3 million and $0.4 million, respectively, for various non-capital costs.  We also have total commitments of approximately $7.8 million relating to scheduled payments on capital leases, including interest, for equipment at our Greens Creek and Lucky Friday units (see Note 9 for more information).

We had letters of credit for approximately $0.6 million outstanding as of September 30, 2011 for reclamation and workers’ compensation insurance bonding.  The remaining payments under the terms of the  Consent Decree require third party surety for which Hecla Limited pays an annual maintenance fee.  The first annual maintenance fee of $0.6 million was paid in October 2011.

Other Contingencies

We are subject to other legal proceedings and claims not disclosed above which have arisen in the ordinary course of our business and have not been finally adjudicated. These can include, but are not limited to, legal proceedings and/or claims pertaining to environmental or safety matters.  For example, in April 2011, a fatal accident occurred at the Lucky Friday Mine which was investigated by Hecla and the Mine Safety Health Administration (“MSHA”).  As a result of the MSHA investigation (the results of which have not yet been provided to us as of the date of this report), Hecla Limited may be issued enforcement actions as well as penalties (including monetary) from MSHA or other governmental agencies.  Although there can be no assurance as to the ultimate disposition of these other matters, we believe the outcome of these other proceedings will not have a material adverse effect on our results from operations or financial position.

Note 5.    Earnings Per Common Share

We are authorized to issue 500,000,000 shares of common stock, $0.25 par value per share, of which 279,620,991 shares were issued and outstanding at September 30, 2011.

The following table reconciles weighted average common shares used in the computations of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2011 and 2010 (thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator
Net income	$55,921	$19,791	$132,595	$58,719
Preferred stock dividends	(138)	(3,408)	(414)	(10,225)
Net income applicable to common shares for basic and diluted earnings per share	$55,783	$16,383	$132,181	$48,494

Denominator
Basic weighted average common shares	279,541	256,095	279,067	249,039
Dilutive stock options and restricted stock	15,459	14,413	16,672	17,106
Diluted weighted average common shares	295,000	270,508	295,739	266,145
Basic earnings per common share
Net income applicable to common shares	$0.20	$0.06	$0.47	$0.19
Diluted earnings per common share
Net income applicable to common shares	$0.19	$0.06	$0.45	$0.18

Diluted income per share for the three and nine months ended September 30, 2011 and 2010 exclude the potential effects of outstanding shares of our convertible preferred stock, as their conversion and exercise would have no effect on the calculation of dilutive shares.

Options to purchase 552,388 shares of our common stock were excluded from the computation of diluted earnings per share for the three-month and nine-month periods ended September 30, 2011.  For the three-month and nine-month periods ended September 30, 2010, options to purchase 1,108,274 shares of our common stock were excluded from the computation of diluted earnings per share.  The exercise price of the options not included in the computations of diluted earnings per share exceeded the average price of our stock during those periods and therefore would not affect the calculation of earnings per share.

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

The following tables present information about reportable segments for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales from operations to customers:
Greens Creek	$77,031	$88,843	$260,650	$212,326
Lucky Friday	43,512	27,004	114,117	72,027
	$120,543	$115,847	$374,767	$284,353
Income (loss) from operations:
Greens Creek	$37,098	$39,493	$140,661	$83,279
Lucky Friday	27,662	12,550	68,170	30,856
Other	(21,271)	(10,542)	(42,816)	(32,388)
	$43,489	$41,501	$166,015	$81,747

The following table presents identifiable assets by reportable segment as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Identifiable assets:
Greens Creek	$729,415	$740,573
Lucky Friday	214,945	170,928
Other	571,360	470,992
	$1,515,720	$1,382,493

Note 7.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Service cost	$969	$551	$14	$11
Interest cost	1,028	931	19	18
Expected return on plan assets	(1,370)	(1,261)	(22)	—
Amortization of prior service cost	101	151	55	14
Amortization of net (gain) loss	220	217	(32)	(12)
Net periodic benefit cost	$948	$589	$34	$31

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Service cost	$2,908	$1,652	$41	$34
Interest cost	3,085	2,793	58	55
Expected return on plan assets	(4,111)	(3,781)	—	—
Amortization of prior service cost	302	452	33	40
Amortization of net (gain) loss	660	650	(32)	(35)
Net periodic benefit cost	$2,844	$1,766	$100	$94

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

As the result of June 9, 2011 awards granted by the Board of Directors, 7,968 shares of common stock were distributed to employees in June 2011, with the total $0.1 million expense related to these awards recognized in the second quarter of 2011.  On June 24, 2011 the Board of Directors granted 256,927 stock units that vest in June 2012 and 163,649 restricted stock units that vest in March 2014, with $0.6 million of the expense related to these awards recognized as of September 30, 2011, and the remaining expense to be recognized over the vesting periods.  The $1.4 million in remaining expense related to the unit awards vesting in 2012 will be recognized on a straight-line basis over the next nine months, while the $1.1 million in remaining expense related to the awards vesting in 2014 will be recognized on a straight-line basis over the next thirty months.

In the second quarter of 2011, a total of 42,636 common shares were issued to nonemployee directors.  We issued a total of 48,825 common shares to nonemployee directors in the second quarter of 2010.

Share-based compensation expense for restricted stock unit grants recorded in the first nine months of 2011 totaled $1.5 million, compared to $3.3 million in the same period last year.  No stock options were granted in the first nine months of 2011.

Under the terms of our equity compensation plans, we have permitted our employees’ withholding tax obligations to be satisfied by net share settlement.  As a result, in the first nine months of 2011, we repurchased 56,688 shares at fair market value for $0.5 million, or approximately $8.29 per share.

Cash received for the exercise of stock options during the first nine months of 2011 and 2010 totaled $0.5 million and $0.4 million, respectively.

Common Stock Dividends

In September 2011, our Board of Directors adopted a common stock dividend policy that links the amount of any declared dividend on our common stock to our average quarterly realized silver price in the preceding quarter.  The table below summarizes potential per share dividend amounts at different quarterly average realized price levels according to the policy:

Quarterly average realized silver price per ounce	Quarterly dividend per share	Annual dividend per share
$ 30	$0.01	$0.04
$ 35	$0.02	$0.08
$ 40	$0.03	$0.12
$ 45	$0.04	$0.16
$ 50	$0.05	$0.20
$ 55	$0.06	$0.24
$ 60	$0.07	$0.28

The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.  On November 8, 2011, our Board of Directors declared the first quarterly silver price-linked dividend of $0.02 per share ($5.6 million total), based on the average realized silver price in the third quarter of 2011 of $37.02 per ounce.

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

Warrants

The following table summarizes certain information about our stock purchase warrants at September 30, 2011:

Warrants Outstanding	Warrants	Exercise Price	Expiration Date
Series 1 warrants	$5,200,519	$2.45	June 2014
Series 1 warrants	460,976	2.56	June 2014
Series 3 warrants	16,944,378	2.50	August 2014
Total warrants outstanding	22,605,873

In the first nine months of 2011, warrants to purchase approximately 1.9 million shares of our common stock were exercised, resulting in net proceeds to us of approximately $4.6 million.  Under the financial terms of the Consent Decree settling the Coeur d’Alene Basin litigation, the proceeds from the exercise of our outstanding warrants will be paid to the Plaintiffs within 30 days after the end of the quarter when exercised.  Proceeds from Series 1 and Series 3 warrant exercises prior to April 12, 2011, totaling approximately $9.5 million, were paid over to the Plaintiffs in October 2011 under the terms of the Consent Decree (see Note 4 for more information).

Note 9.    Credit Facilities and Capital Leases

Credit Facilities

In October 2009 we entered into an amended $60 million senior secured revolving credit agreement.  The agreement was amended in December 2010 to extend the term of the agreement, reduce the commitment fee rate and interest rate spreads, allow the issuance of secured and unsecured debt and investments to governmental authorities as payment of obligations owed to such authorities, and to allow the release of certain liens and security interests granted to the lenders to secure the credit facility. The agreement was again amended on October 10, 2011 to increase the secured revolving credit facility to $100 million.  The facility is collateralized by the shares of common stock owned by us in the wholly-owned subsidiaries that hold the equity interest in the joint venture that owns the Greens Creek mine.  Amounts borrowed under the credit agreement are available for general corporate purposes.  The interest rate on outstanding loans under the agreement is between 2.75% and 3.5% above the LIBOR or an alternative base rate plus an applicable margin of between 1.75% and 2.5%.  We are required to pay a standby fee of between 0.825% and 1.05% per annum on undrawn amounts under the revolving credit agreement.  The credit facility is effective until September 30, 2014. We incurred $0.5 million in interest expense in the first nine-months of 2011 for the amortization of loan origination fees and $0.4 million in interest expense for commitment fees relating to the credit agreement.  The credit agreement includes various covenants and other limitations related to our various financial ratios and indebtedness and investments, as well as other information and reporting requirements, including the following limitations:

•	Leverage ratio (calculated as total debt divided by EBITDA) of not more than 3.0:1.
•	Interest coverage ratio (calculated as EBITDA divided by interest expense) of not less than 3.0:1.
•	Current ratio (calculated as current assets divided by current liabilities) of not less than 1.10:1.
•	Tangible net worth of greater than $500 million.

We were in compliance with all covenants under the credit agreement as of September 30, 2011.  We have not drawn funds on the current revolving credit facility as of the filing date of this Form 10-Q.

Capital Leases

We entered into four 48-month lease agreements in 2011 and five 48-month lease agreements in 2010 and 2009 for equipment at our Greens Creek and Lucky Friday units, which we have determined to be capital leases.  We have a total liability balance of $7.6 million at September 30, 2011 relating to the lease obligations, with $3.5 million of the liability classified as current and the remaining $4.1 million classified as non-current. At December 31, 2010, the total liability balance associated with capital leases was $6.3 million, with $2.5 million of the liability classified as current and $3.8 million classified as non-current. The total obligation for future minimum lease payments was $7.8 million at September 30, 2011, with $0.5 million attributed to interest.

At September 30, 2011, the annual maturities of capital lease commitments, including interest, are (in thousands):

Twelve-month period ending September 30,
2012	$3,714
2013	1,794
2014	1,659
2015	634
Total	7,801
Less: imputed interest	(510)
Net capital lease obligation	$7,291

Note 10.    Developments in Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, which, among other things, amended Subtopic 220 with respect to the presentation of other comprehensive income and its components in the financial statements.  The update amended Subtopic 220 so that a Securities and Exchange Commission filer may present other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  The filer is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.  The amendments in this update apply to both annual and interim periods beginning after December 15, 2011, with the exception of the amendment regarding presentation of reclassification adjustments, which has been deferred to a later date.  Adoption of this guidance is not anticipated to have a material impact on our consolidated financial statements.

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

In April 2010, we began utilizing financially-settled forward contracts to sell lead and zinc at fixed prices for settlement at approximately the same time that our provisional concentrate sales contracts will settle.  The settlement of each concentrate lot is based on the average spot price of the metal during the month of settlement, which may differ from the prices used to record the sale when the sale takes place.  The objective of the contracts is to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period, and net gains and losses on the contracts are included in sales of products.  The net gains and losses recognized on the contracts offsets price adjustments on our provisional concentrate sales related to changes to lead and zinc prices between the time of sale and final settlement, and are included in the calculation of realized prices.

In addition, in May 2010, we also began utilizing financially-settled forward contracts to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  The net gains and losses on these contracts (see the table below) are included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to provisional sales that have already taken place.  The gains recognized during the first nine months of 2011 are the result of a reduction in lead prices and zinc prices during that period.  This program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following table summarizes the fair value asset and liability balances related to the contracts outstanding under the two programs discussed above (in thousands):

	September 30, 2011	December 31, 2010
Other current assets	$14,341	$—
Other non-current assets and deferred charges	21,376	—
Current derivative contract liabilities	—	20,016
Other non-current liabilities	—	779
Total fair value assets	$35,717	$—
Total fair value liabilities	$—	$20,795

We recognized gains and losses related to the forward contracts under the two programs as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Sales of products	$5,994	$(5,348)	$6,697	$1,003
Gain (loss) on derivatives contracts	40,382	(13,195)	38,907	(11,196)

The following table summarizes the quantities of base metals committed under forward sales contracts at September 30, 2011:

	Metric tonnes under contract		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2011 settlements	5,125	2,800	$1.03	$1.00
Contracts on forecasted sales
2011 settlements	2,300	2,275	$0.99	$1.05
2012 settlements	26,650	18,000	$1.11	$1.11
2013 settlements	8,275	11,150	$1.14	$1.17

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

Description	Balance at September 30, 2011	Balance at December 31, 2010	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$413,743	$283,606	Level 1
Available for sale securities:
Equity securities – mining industry	3,305	2,668	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	24,466	36,295	Level 2
Restricted cash balances:
Certificates of deposit and other bank deposits	926	10,314	Level 1
Derivative contracts:
Base metal forward contracts	35,717	—	Level 2
Total assets	$478,157	$332,883

Liabilities:
Derivative contracts:
Base metal forward contracts	$—	$20,795	Level 2

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

Trade accounts receivable include amounts due to us for shipments of concentrates and doré sold to smelters and refiners.  Revenues and the corresponding accounts receivable for sales of metals products are recorded when title and risk of loss transfer to the customer (generally at the time of loading on truck or ship).  Sales of concentrates are recorded using estimated forward prices for the anticipated month of settlement applied to our estimate of payable metal quantities contained in each shipment.  Sales are recorded net of estimated treatment and refining charges, which are also impacted by changes in metals prices and quantities of contained metals.  We estimate the prices at which sales of our concentrates will be settled due to the time elapsed between shipment and final settlement with the smelter.  Receivables for previously recorded concentrate sales are adjusted to reflect estimated forward metals prices at the end of each period until final settlement by the smelter.  We obtain the forward metals prices used each period from a pricing service.  Changes in metal prices between shipment and final settlement result in changes to revenues previously recorded upon shipment.  The embedded derivative contained in our concentrate sales is adjusted to fair market value through earnings each period prior to final settlement.

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A – Business – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2010 and under Part II – Other Information, Item 1A. Risk Factors in this Form 10-Q and in our quarterly reports on Form 10-Q for the quarters ended June 30, 2011 and March 31, 2011.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Hecla Mining Company and its subsidiaries have provided precious and base metals to the U.S. economy and worldwide since 1891. We discover, acquire, develop, produce, and market silver, gold, lead and zinc.  In doing so, we intend to manage our business activities in a safe, environmentally responsible and cost-effective manner.

We produce lead, zinc and bulk concentrates, which we sell to custom smelters, and unrefined gold and silver bullion bars (doré), which may be sold or further refined before sale to precious metals traders.  Our estimate for 2011 silver production is between 9 and 10 million ounces.  We are organized and managed into two segments that encompass our operating units:  the Greens Creek and Lucky Friday units.  The map below shows the locations of our operating units and our exploration projects, as well as our corporate offices located in Coeur d'Alene, Idaho and Vancouver, British Columbia.

Our current business strategy is to focus our financial and human resources in the following areas:

•	operating our properties safely, in an environmentally responsible manner, and cost-effectively;
•	expanding our reserves and production capacity at our operating properties;
•	resolving alleged environmental liabilities on acceptable terms;
•
maintaining and investing in exploration projects in the vicinities of four mining districts we believe to be under-explored and under-invested: North Idaho's Silver Valley in the historic Coeur d'Alene Mining District; our Greens Creek unit on Alaska's Admiralty Island located near Juneau; the silver-producing district near Durango, Mexico; and the Creede district of Southwestern Colorado;

•	continuing to seek opportunities to acquire and invest in mining properties and companies; and
•	resolving alleged environmental liabilities on acceptable terms.

There are a number of key factors that may impact the execution of our strategy.  These include metals prices, which represent one of our greatest opportunities and risks. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control.  Average market prices of silver, gold, zinc and lead in the first nine months of 2011 all were higher than their levels from the comparable period last year, as illustrated by the table in Results of Operations below. We believe current global economic and industrial trends could result in continued demand growth for the metals we produce.  However, prices have been volatile over the last five years and there can be no assurance that higher prices will continue.

As discussed in the Financial Liquidity and Capital Resources section below, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing if needed will be adequate to meet our obligations during the next twelve months, including obligations relating to growth opportunities.  One such opportunity is the construction of an internal shaft at the Lucky Friday mine (“#4 Shaft”), which, we believe, could significantly increase production and extend the life of the mine.  The #4 Shaft project will involve significant additional capital costs during the periods leading up to its expected completion date in the second half of 2014.  As discussed in the Lucky Friday Segment section below, although  we believe that our current capital resources will allow us to complete the project, there are a number of factors that could affect its completion.

As also discussed below in the Lucky Friday Segment section, on April 15, 2011, a fall of ground, which caused a fatality, occurred at the Lucky Friday mine, leading us to immediately halt all operations at the mine other than rescue efforts. Operations resumed approximately 10 days after the accident occurred, with the exception of the work areas immediately impacted by the accident and investigations by us and the Mine Safety and Health Administration (MSHA). Operations in those areas subsequently resumed with MSHA approval.  Although we strive to operate our properties in a safe manner, there can be no assurance that our operations will not be impacted by accidents or other adverse events in the future.

Another challenge is the risk associated with environmental litigation and ongoing reclamation activities. As described in Item 1A. Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2010 and Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) in this Form 10-Q, it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans.  As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) in this Form 10-Q, we finalized the terms of settlement with the Plaintiffs in the Coeur d'Alene Basin environmental litigation, which has assisted our planning efforts by decreasing uncertainty regarding our liability and our liquidity needs.   However, we are involved in other environmental legal matters, and there can be no assurance that the estimate of our environmental liabilities, liquidity needs, or strategic plans will not be significantly impacted as a result of these matters or new matters that may arise.

Results of Operations

For the third quarter and first nine months of 2011, we recorded income applicable to common shareholders of $55.8 million ($0.20 per basic common share) and $132.2 million ($0.47 per basic common share), respectively, compared to income applicable to common shareholders of $16.4 million ($0.06 per basic common share) and $48.5 million ($0.19 per basic common share) for the third quarter and first nine months of 2010, respectively.  The following factors led to the improved results for the third quarter and first nine months of 2011 compared to the same periods in 2010:

•
Increased gross profit at our Greens Creek unit by $58.1 million for the nine-month period ended September 30, 2011, and at our Lucky Friday unit by $15.0 million and $37.0 million, respectively, for the third quarter and first nine months of 2011. However, gross profit at Greens Creek decreased by $1.7 million in the third quarter of 2011 compared to the same period in 2010. See The Greens Creek Segment and The Lucky Friday Segment sections below.

•	Increased average prices for silver, gold, zinc and lead for the 2011 periods, as illustrated by the following table:

		Three months ended September 30,		Nine months ended September 30,
		2011	2010	2011	2010
Silver –	London PM Fix ($/ounce)	$38.79	$18.96	$36.21	$18.07
	Realized price per ounce	$37.02	$21.45	$36.45	$19.29
Gold –	London PM Fix ($/ounce)	$1,700	$1,227	$1,530	$1,177
	Realized price per ounce	$1,799	$1,284	$1,578	$1,219
Lead –	LME Final Cash Buyer ($/pound)	$1.12	$0.92	$1.15	$0.94
	Realized price per pound	$1.01	$0.96	$1.11	$0.94
Zinc –	LME Final Cash Buyer ($/pound)	$1.01	$0.92	$1.04	$0.96
	Realized price per pound	$1.04	$0.93	$1.05	$0.93

Concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the smelters, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metal prices each period through final settlement.  For the third quarter and first nine months of 2011, we recorded net negative adjustments to provisional settlements of $9.6 million and $10.0 million, respectively, compared to net positive price adjustments to provisional settlements of $11.8 million and $1.0 million, respectively, in the third quarter and first nine months of 2010. The price adjustments related to zinc and lead contained in our concentrate shipments were offset by gains and losses on forward contracts for those metals (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  The gains and losses on these contracts are included in revenues and impact the realized prices for lead and zinc.  We recognized overall net gains on the contracts of $6.0 million and $6.7 million, respectively, for the third quarter and first nine months of 2011, compared to a net loss of $5.3 million for the third quarter of 2010 and a net gain of $1.0 million for the first nine months of 2010.  Realized prices are calculated by dividing gross revenues for each metal by the payable quantities of each metal included in concentrate and doré shipped during the period.  The differences between our realized metal prices and average market prices are due primarily to the aforementioned gains and losses on forward contracts (for lead and zinc) and price adjustments resulting from the difference between metal prices upon transfer of title of concentrates to the buyer and metal prices at the time of final settlement, which are included in our revenues.

•
$40.4 million and $38.9 million, respectively, on base metal forward contracts for the third quarter and first nine months of 2011, compared to $13.2 million and $11.2 million losses for the corresponding 2010 periods.  These gains and losses are related to financially-settled forward contracts on forecasted zinc and lead production as part of a risk management program.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk - Commodity-Price Risk Management for more information on our derivatives contracts.

•
Lower preferred stock dividends by $3.3 million for the third quarter and $9.8 million for the nine-month period ending September 30, 2011, as all outstanding shares of 6.5% Mandatory Convertible Preferred Stock automatically converted to shares of our common stock on January 1, 2011 (see Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on the conversion).

The factors discussed above were partially offset by the following:

•
Higher income tax provisions of $27.3 million and $70.5 million, respectively, in the third quarter and first nine months of 2011, compared to $8.1 million and $10.1 million net income tax provisions recognized in the same periods in 2010. The 2011 provisions are related primarily to the utilization of deferred tax assets as a result of increased profits.  The tax provision for the first nine months of 2010 is net of a $7.7 million benefit from a valuation allowance adjustment to our deferred tax asset balances recognized in the first quarter of 2010.  See Note 3 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

•
Exploration and pre-development expense increased to $11.6 million and $20.8 million in the third quarter and first nine months of 2011, respectively, from $6.9 million and $16.2 million in the same prior-year periods, as we continue extensive exploration work at our Greens Creek unit, on our land package near Durango, Mexico, at our San Juan Silver project in the Creede district of Colorado, and in the North Idaho's Coeur d’Alene Mining District near our Lucky Friday unit. "Pre-development expense" is defined as costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves, which would indicate future recovery of these expenses. We have advanced pre-development projects during 2011 at the Equity and Bulldog mines in the Creede district and at the Star mine in the Coeur d'Alene district which will give us access to historic workings and underground drill platforms at those sites.

•
Increases in provision for closed operations and environmental matters by $4.6 million and $2.2 million, respectively, for the three- and nine-month periods ended September 30, 2011 compared to the same 2010 periods due primarily to a $4.7 million increase in the accrual for reclamation work at the Grouse Creek site recorded in the third quarter of 2011. A $2.4 million increase to the accrual for a previous obligation related to the Bunker Hill site was recorded in the first quarter of 2010.

The Greens Creek Segment

Below is a comparison of the operating results and key production statistics of our Greens Creek segment (dollars are in thousands, except for per ton and per ounce amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Sales	$77,031	$88,843	$260,650	$212,326
Cost of sales and other direct production costs	(27,497)	(34,235)	(84,336)	(83,922)
Depreciation, depletion and amortization	(9,592)	(12,952)	(29,981)	(40,140)
Gross profit	$39,942	$41,656	$146,333	$88,264
Tons of ore milled	200,961	203,627	580,211	606,723
Production:
Silver (ounces)	1,350,609	1,852,250	4,507,727	5,285,184
Gold (ounces)	14,217	17,985	43,073	52,727
Zinc (tons)	17,318	18,776	49,913	57,938
Lead (tons)	5,799	6,737	16,007	19,953
Payable metal quantities sold:
Silver (ounces)	1,051,744	2,057,823	3,870,694	4,585,509
Gold (ounces)	10,558	16,646	33,892	42,921
Zinc (tons)	10,312	13,534	33,473	43,121
Lead (tons)	4,000	6,680	12,023	15,802
Ore grades:
Silver ounces per ton	9.64	12.76	10.85	12.03
Gold ounces per ton	0.12	0.14	0.12	0.13
Zinc percent	9.99	10.67	9.90	10.89
Lead percent	3.74	4.31	3.58	4.24
Mining cost per ton	$49.86	$42.90	$48.80	$42.07
Milling cost per ton	$33.58	$24.57	$31.11	$22.98
Total cash cost per silver ounce (1)	$(2.98)	$(3.05)	$(2.04)	$(4.61)

(1)
A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The $58.1 million increase in gross profit during the first nine months of 2011 compared to the same 2010 period was primarily the result of higher average prices for all metals produced at Greens Creek, as discussed in Results of Operations above, partially offset by lower production due to lower ore volume and ore grades for all four metals.  The ore volume decreases are mainly due to the lack of availability of higher-volume long-hole stopes, while the ore grade variances are due to differences in the sequencing of production from the various mine areas as a part of the overall mine plan.  The $1.7 million decrease in gross profit during the third quarter of 2011 compared to the same period in 2010 is primarily due to the timing of concentrate shipments, resulting in lower payable quantities of silver, gold, zinc, and lead in the 2011 period by 49%, 37%, 24%, and 40%, respectively. The comparison of third quarter gross profit was also impacted by the same factors described above affecting gross profit for the first nine months of 2011 versus 2010.  In addition, gross profit at Greens Creek was impacted by negative price adjustments to revenues of $8.5 million and $7.4 million during the third quarter and first nine months of 2011, respectively, compared to positive price adjustments of $11.0 million and $0.7 million for the third quarter and first nine months of 2010, respectively. Price adjustments to revenues result from changes in metals prices between transfer of title of concentrates to buyers and final settlements during the period.  The impact of the negative price adjustments for the first nine months of 2011 was partially offset by a net gain of $5.9 million on forward contracts related to concentrates shipped during 2011, compared to a gain of $0.9 million in the same period in 2010 (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  Cost of sales and other direct production costs decreased by 20% and increased by 1% in the third quarter and first nine months of 2011, respectively, compared to the same 2010 periods, due primarily to the timing of shipments, which is reflected in payable metal quantities sold in the table above.

Mining and milling costs per ton increased by 16% and 37%, respectively, in the third quarter of 2011 and by 16% and 35%, respectively, in the first nine months of 2011 compared to the same periods in 2010. The increases were driven primarily by higher power costs as we generated more power on-site due to lower availability of less expensive hydroelectric power, the result of lower precipitation levels in Southeastern Alaska. Diesel fuel expense at Greens Creek increased by $3.8 million and $9.2 million, respectively, in the third quarter and first nine months of 2011 compared to the same periods in 2010.  The increase is the result of 357% and 292% increases in diesel fuel consumption, due to the reduced availability of hydroelectric power, and 39% and 35% increases in the cost of diesel for the same comparable 2011 and 2010 periods.  We benefited from increased hydroelectric power availability in September 2011 due to higher precipitation levels, and anticipate sustained used of hydroelectric power at Greens Creek for the remainder of the year.

Depreciation, depletion and amortization were 25% less in the third quarter and first nine months of 2011 compared to the same 2010 periods, due primarily to lower metals production as described above, as the majority of depreciation is calculated on a units-of-production basis.

Cash cost per ounce of silver increased by $0.07 for the third quarter of 2011 compared to the same period in 2010 primarily as a result of higher production costs by $6.22 per ounce, treatment and freight costs by $5.98 per ounce, and mine license tax and other costs by $0.49 per ounce.  The increase in production costs is mainly attributable to lower silver ounces produced, and to a lesser extent, higher power costs due to increased reliance on more expensive diesel-generated power.  The factors above were partially offset by higher by-product credits of $12.62 per ounce resulting from higher average zinc, lead, and gold prices, in spite of lower ore grades for those metals.  Cash cost per ounce increased by $2.57 for the nine-month period ended September 30, 2011 compared to the same period in 2010 due primarily to higher production costs  by $3.66 per ounce, mine license tax and other costs by $1.00 per ounce, and treatment and freight costs by $2.74 per ounce.  This is partially offset by higher by-product credits of $4.84 per ounce due to higher prices, in spite of lower ore grades for zinc, lead, and gold.

The difference between what we report as “production” and “payable metal quantities sold” is due essentially to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually payable by our smelter customers according to the terms of the smelter contracts.  Differences can also arise from inventory changes incidental to shipping schedules.  The decrease in payable quantities sold for the third quarter of 2011 compared to the same period in 2010 is due to the timing of concentrate shipments, reduced availability of high volume long-hole stopes, and lower ore grades.

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

As disclosed in Form 10-K for the year ended December 31, 2010, approximately 15% of our revenue in 2010 derived from sales from Greens Creek to smelters in Japan. The tsunami in Japan in March 2011 did not significantly affect our revenues or cost of sales, as smelters not affected by the tsunami continued accepting our shipments. Those smelters which were affected and had temporarily halted our shipments based on force majeure have lifted such force majeure declarations and are currently accepting our shipments. We were able to send all halted shipments to other customers’ smelters.

The employees at our Greens Creek unit are not represented by a union.

The Lucky Friday Segment

The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands, except for per ton and per ounce amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Sales	$43,512	$27,004	$114,117	$72,027
Cost of sales and other direct production costs	(14,142	(12,122	(40,696	(34,250
Depreciation, depletion and amortization	(1,507	(2,014	(4,583	(5,914
Gross profit	$27,863	$12,868	$68,838	$31,863
Tons of ore milled	84,531	89,414	249,034	260,883
Production:
Silver (ounces)	936,652	860,598	2,484,725	2,540,062
Lead (tons)	5,427	5,716	14,949	16,264
Zinc (tons)	1,999	2,400	6,058	7,073
Payable metal quantities sold:
Silver (ounces)	902,376	819,425	2,325,575	2,361,045
Lead (tons)	5,218	5,489	13,981	15,149
Zinc (tons)	1,493	1,876	4,514	5,245
Ore grades:
Silver ounces per ton	11.74	10.26	10.68	10.42
Lead percent	6.84	6.80	6.46	6.68
Zinc percent	2.74	3.04	2.81	3.09
Mining cost per ton	$58.54	$54.62	$59.39	$54.48
Milling cost per ton	$16.26	$14.63	$16.20	$14.73
Total cash cost per silver ounce (1)	$5.94	$3.38	$5.82	$3.67

(1)
A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The $15.0 million and $37.0 million increases in gross profit for the third quarter and first nine months of 2011, respectively, compared to the same periods in 2010 resulted primarily from significantly higher silver, lead and zinc prices and improved silver ore grades incidental to the phasing of work places.  Cost of sales and other direct production costs increased by 17% and 19% in the third quarter and first nine months of 2011, respectively, compared to the same periods in 2010 due primarily to increases in employee profit sharing and taxes, due to increased profitability.

Depreciation was 25% lower in the third quarter of 2011 compared to the same period in 2010, and 23% lower on a year-to-date basis, due to a reduction in units-of-production depreciation. The majority of the decrease was incidental to an extension of expected mine life at Lucky Friday, resulting in the book value of units-of-production assets being depreciated over a longer duration. The extension of the expected mine life is primarily due to the positive economics of the #4 Shaft project which, when completed, will provide deeper access beyond the current workings (see Overview above for further discussion of the #4 Shaft project). In addition, production was higher in the third quarter of 2011 compared to the same period in 2010, but remained lower on a year-to-date basis.

Mining and milling costs per ton increased by 7%  and 11% , respectively, in the third quarter of 2011 and 9% and 10%, respectively, in the first nine months of 2011 compared to the same periods in 2010 primarily due to increased costs of fuel, consumable underground materials, reagents, power, and maintenance supplies.

The $2.56 increase in total cash costs per silver ounce for the third quarter of 2011 compared to the same period in 2010 is due primarily to higher profit sharing and other costs by $1.82 per ounce, higher treatment and freight costs by $0.72 per ounce, and lower lead and zinc by-product credits by $1.06 per ounce.  The lower by-product credits are due to reduced production of those metals.  These factors were partially offset by lower production costs of $1.12 per ounce. Cash costs per silver ounce increased by $2.15 for the nine-month period ended September 30, 2011 compared to the same 2010 period primarily because of higher employee profit sharing and other costs, treatment and freight, and production costs of $2.05, $1.53 and $0.05, respectively.  This was partially offset by higher lead and zinc by-product credits of $1.51 per ounce from increased prices from those metals.

The difference between what we report as “production” and “payable metal quantities sold” is due essentially to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually payable by our smelter customers according to the terms of the smelter contracts.    The decrease in payable quantities sold for nine-month period ended September 30, 2011 compared to the same period in 2010 is attributable to the decrease in production due to a 10-day shut-down of operations in April at Lucky Friday as the result of an accident, as discussed further in the Overview section above discussed above.

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

Work has continued during 2011 on the #4 Shaft project, an internal shaft at the Lucky Friday mine which, upon completion, will provide deeper access  in order to expand the mine's operational life.    We commenced engineering and construction activities on #4 Shaft in late 2009, and our Board of Directors gave its final approval of the project in August 2011.  Construction of the #4 Shaft as currently designed is expected to cost a total of approximately $200 million, including approximately $80 million already spent as of September 30, 2011, with completion expected in the second half of 2014.  We believe that our current capital resources will allow us to complete the project.  However, there are a number of factors that could affect completion of the project, including:  (i) a significant decline in metals prices, (ii) a reduction in available cash or credit, whether arising from decreased cash flow or other uses of available cash, or (iii) a significant increase in operating or capital costs.

On April 15, 2011, a fall of ground, which caused a fatality, occurred at the Lucky Friday mine, leading us to immediately halt all operations other than the rescue efforts at the mine. Operations resumed approximately 10 days after the accident occurred.  The accident involved a localized fall of ground at 6150 feet below surface in an area known as the West 15 Stope.  The Mine Safety Health Administration (“MSHA”) had representatives on-site at the Lucky Friday periodically from April 16, 2011 through June 2011.  In addition to our decision to immediately halt mining operations pending rescue and recovery efforts, MSHA issued orders to Hecla Limited under Sections 103(j) and (k) of the Federal Mine Safety & Health Act of 1977 (“Mine Safety Act’), prohibiting all activity in the West 15 Stope except to the extent necessary for rescue operations or to prevent or eliminate an imminent danger.   Subsequent to the recovery efforts and reopening of other portions of the mine, MSHA issued orders under Section 103(k) of the Mine Safety Act prohibiting all activity in Stopes 12 and 15, pending MSHA’s determination that it is safe to resume normal mining operations in those areas.  Operations have resumed in both Stope 12 and Stope 15 with MSHA approval.  Both the Company and MSHA have commenced investigations into the accident.   We incurred additional operating costs of approximately $1.7 million as a result of the accident.

Many of the employees at our Lucky Friday unit are represented by a union. The collective bargaining agreement with the union expires on April 30, 2016.

Corporate Matters

Other significant variances affecting our net income for the third quarter and first nine months of 2011 as compared to the same periods in 2010 were as follows:

•
General and administrative expense was higher by $1.9 million and $2.3 million, respectively, during the third quarter and first nine months of 2011 compared to the same 2010 periods due to higher incentive compensation expense and workforce costs.

•
Other operating expense increased by $0.2 million and $1.7 million, respectively, for the third quarter and first nine months of 2011 compared to the same 2010 periods primarily as a result of an increase in pension plan actuarial liabilities.  See Note 7 of Notes to Condensed Consolidation Financial Statements (Unaudited) for more information.

•
Increases in provision for closed operations and environmental matters by $4.6 million and $2.2 million, respectively, for the third quarter and first nine months of 2011 compared to the same 2010 periods due primarily to a $4.7 million increase in the accrual for reclamation work at the Grouse Creek site recorded in the third quarter of 2011. A $2.4 million increase to the accrual for a previous obligation related to the Bunker Hill site was recorded in the first quarter of 2010.

•
Mark-to-market gains on base metals forward sales contracts totaled $40.4 million in the third quarter and $38.9 million for the first nine months of 2011, compared to losses of $13.2 million and $11.2 million, respectively, in the same periods of 2010.

•
Interest expense increased by $0.7 million for the first nine month of 2011 compared to the same period in 2010 due to the accrual of pre-lodging interest associated with the proposed terms of potential settlement with the Plaintiffs in the Coeur d’Alene Basin environmental litigation that took place in the second quarter of 2011.  The pre-lodging interest period ended with lodging of the Consent Decree with the Court in June 2011.  See Note 4 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for more information.

•
Income tax provisions totaled $27.3 million and $70.5 million, respectively, for the third quarter and first nine months of 2011 compared to income tax provisions of $8.1 million and $10.1 million, respectively, for the third quarter and first nine months of 2010. The higher current-year provisions are the result of increased pre-tax income and release of valuation allowances on our deferred tax assets in the first quarter of 2010.  See Note 3 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The tables below present reconciliations between the non-GAAP measure of total cash costs to the GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization for our operations at the Greens Creek and Lucky Friday units for the three and nine months ended September 30, 2011 and 2010 (in thousands, except costs per ounce).

Total cash costs include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties, and mining production taxes, net of by-product revenues earned from all metals other than the primary metal produced at each unit (silver).  Total cash costs provide management and investors an indication of net cash flow, after consideration of the realized price received for production sold.  Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective.  “Total cash cost per ounce” is a measure developed by mining companies in an effort to provide a comparable standard, however, there can be no assurance that our reporting of this non-GAAP measure is similar to that reported by other mining companies.

Cost of sales and other direct production costs and depreciation, depletion and amortization, is the most comparable financial measure calculated in accordance with GAAP to total cash costs.  The sum of the cost of sales and other direct production costs and depreciation, depletion and amortization for our operating units in the tables below is presented in our Condensed Consolidated Statement of Operations and Comprehensive Income (Unaudited) (in thousands).

	Total, All Properties
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total cash costs (1)	$1,533	$(2,741)	$5,257	$(15,058)
Divided by ounces produced	2,288	2,713	6,993	7,825
Total cash cost per ounce produced	$0.67	$(1.01)	$0.75	$(1.92)
Reconciliation to GAAP:
Total cash costs	$1,533	$(2,741)	$5,257	$(15,058)
Depreciation, depletion and amortization	11,099	14,966	34,565	46,055
Treatment costs	(26,078)	(22,217)	(76,261)	(68,411)
By-product credits	69,400	66,436	200,842	199,897
Change in product inventory	(3,010)	4,215	(5,641)	1,357
Reclamation and other costs	(206)	664	836	387
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$52,738	$61,323	$159,598	$164,227

	Greens Creek Unit
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total cash costs (1)	$(4,029)	$(5,657)	$(9,216)	$(24,368)
Divided by ounces produced	1,351	1,852	4,508	5,285
Total cash cost per ounce produced	$(2.98)	$(3.05)	$(2.04)	$(4.61)
Reconciliation to GAAP:
Total cash costs	$(4,029)	$(5,657)	$(9,216)	$(24,368)
Depreciation, depletion and amortization	9,592	12,952	29,981	40,140
Treatment costs	(20,187)	(17,434)	(59,522)	(55,044)
By-product credits	55,522	52,772	159,586	161,548
Change in product inventory	(3,346)	3,867	(5,686)	1,437
Reclamation and other costs	(463)	687	(826)	349
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$37,089	$47,187	$114,317	$124,062

	Lucky Friday Unit
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total cash costs (1)	$5,562	$2,916	$14,473	$9,310
Divided by silver ounces produced	937	861	2,485	2,540
Total cash cost per ounce produced	$5.94	$3.38	$5.82	$3.67
Reconciliation to GAAP:
Total cash costs	$5,562	$2,916	$14,473	$9,310
Depreciation, depletion and amortization	1,507	2,014	4,584	5,914
Treatment costs	(5,891)	(4,783)	(16,739)	(13,367)
By-product credits	13,878	13,664	41,256	38,349
Change in product inventory	336	348	45	(79)
Reclamation and other costs	257	(23)	1,662	38
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$15,649	$14,136	$45,281	$40,165

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

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	September 30, 2011	December 31, 2010
Cash and cash equivalents	$413.7	$283.6
Marketable equity securities - current	—	1.5
Marketable equity securities - non-current	3.3	1.2
Total cash, cash equivalents and investments	$417.0	$286.3

Cash and cash equivalents increased by $130.1 million in the first nine months of 2011, as discussed below. The value of current marketable securities decreased by $1.5 million due to the sale of securities during the first quarter of 2011, while non-current marketable equity securities increased by $2.1 million due primarily to the purchase of securities in March 2011 (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

For more than a year Hecla Limited had been involved in settlement negotiations with representatives of the United States, the State of Idaho and the Coeur d'Alene Tribe on the terms of settlement with respect to the Coeur d’Alene Basin environmental litigation and related claims. Those settlement negotiations culminated in a comprehensive settlement reflected in a final and binding Consent Decree entered by the Court on September 8, 2011.  As a result of entry of the Consent Decree, Hecla Limited made payments totaling approximately $168 million to the Plaintiffs in early October 2011, thereby decreasing our cash and cash equivalents accordingly. Hecla Limited remains obligated under the Consent Decree to make the following payments:

•	$25 million of cash by October 8, 2012;
•	$15 million of cash by October 8, 2013; and
•
Approximately $56.4 million by August 2014, as quarterly payments of the proceeds from the exercise of any outstanding Series 1 and Series 3 warrants (which have an exercise price of between $2.45 and $2.50 per share) during the quarter, with the remaining balance, if any, due in August 2014, regardless of whether any of the remaining warrants are exercised.

The foregoing payments  require third party surety  for which Hecla Limited pays an annual maintenance fee which will decrease as payments are made according to the foregoing schedule.  The first annual maintenance fee of $0.6 million was paid in October 2011.   The $25 million and $15 million payments accrue interest from the entry of the Consent Decree until payment at the Superfund rate (0.69% for 2011, 0.74% for 2012).  In addition to the foregoing payments, Hecla Limited is obligated to provide the Plaintiffs with a limited amount of land it currently owns to be used as a repository waste site.

As a result of our current cash balance, the performance of our operations, current metals prices, and full availability of our $100 million revolving credit agreement, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing if needed will be adequate to meet our obligations during the next twelve months, including the required settlement payments previously discussed, capital outlays for the #4 Shaft project and payment of a common stock dividend in the fourth quarter discussed below.  We currently estimate that a total of approximately $115 million will be incurred on capital expenditures for equipment, infrastructure, and development at our Lucky Friday and Greens Creek units in 2011, of which approximately $74.5 million was incurred in the first nine months of the year.  We also estimate that exploration and pre-development expenditures will total approximately $32 million in 2011, of which approximately $20.8 million was incurred in the first nine months of the year.

To increase production and longevity at the Lucky Friday mine, we have continued progress on the #4 Shaft project during 2011. Work on the project thus far has included: detailed shaft design, excavation of the hoist room and off shaft development access to shaft facilities, placement and receipt of orders for major equipment purchases, and other construction activities. The #4 Shaft project, as currently designed, is expected to involve development down to the 8800 foot level and capital expenditures of approximately $200 million, which includes approximately $80 million that has been spent on the project as of September 30, 2011. Our ability to finance such a project will depend on our operational performance, metals prices, our ability to estimate capital costs, sources of liquidity available to us, and other factors. We believe that our available cash, revolving credit agreement, cash from operations, and access to equity and financial markets will allow us to proceed with #4 Shaft despite the required payments under the Consent Decree which settled the Coeur d’Alene Basin environmental litigation.  We may also mitigate market risk from time to time with selective base metal derivative contract programs. However, a sustained downturn in metals prices or significant increases in operational or capital costs, other uses of cash, or other factors beyond our control could compel us to defer  development below 7800 feet.

In September 2011, our Board of Directors adopted a common stock dividend policy that links the amount of any declared dividend on our common stock to our average realized silver price in the preceding quarter.  See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for information on the potential per share dividend amounts at different quarterly average realized price levels according to the policy.  The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.  On November 8, 2011, our Board of Directors declared the first quarterly silver price-linked dividend of $0.02 per share ($5.6 million total), based on the average realized silver price in the third quarter of 2011 of $37.02 per ounce.

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash provided by operating activities (in millions)	$187.9	$115.5

Cash provided by operating activities in the first nine months of 2011 increased by $72.4 million compared to the same period in 2010 primarily due to higher income, as adjusted for non-cash items. The improved results are attributable to higher prices for all metals produced at our operations. Working capital and other operating asset and liability changes resulted in a net cash flow increase of $13.1 million in the first nine months of 2011 compared to a net decrease in cash flows of $10.5 million in the 2010 period.   The $23.7 million variance in working capital changes is attributed to lower accounts receivable due primarily to the timing of concentrate shipments at Greens Creek , and a payment of $5.3 million related reclamation of the Bunker Hill site in the second quarter of 2010.  These factors were partially offset by an increase in accrued taxes resulting from higher profitability of our operations, and higher concentrate inventory levels due to the timing of shipments at Greens Creek.

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash used in investing activities (in millions)	$(56.7)	$(46.1)

During the first nine months of 2011 we invested $64.4 million in capital expenditures, not including $3.3 million in non-cash capital lease additions, an increase of $15.7 million compared to the same period last year, due to an increase in capital spending at both the Greens Creek and Lucky Friday units. Our restricted cash and investment balances decreased during the first nine months of 2011 by $9.4 million, compared to a $1.5 million decrease in the same period of 2010, due to reduced reclamation bond collateralization requirements.  The decrease in 2011 is related primarily to a reduction of collateral requirements for bonding of future reclamation at Greens Creek.  During the first quarter of 2011, we purchased marketable securities having a cost basis of $3.2 million, and sold investments having a cost of $0.8 million for proceeds of $1.4 million (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  In January 2010 we sold investments having a cost basis of $0.6 million for proceeds of $1.1 million.

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash (used in) provided by financing activities (in millions)	$(1.1)	$42.5

Warrants to purchase approximately 1.9 million shares of our common stock were exercised in the first nine months of 2011, resulting in proceeds to us of approximately $4.6 million, with additional proceeds of $0.5 million from the exercise of options during the first nine months of 2011.    During the first nine months of 2010, warrants and options exercised resulted in net cash proceeds of $45.6 million. The remaining warrants outstanding at September 30, 2011 to purchase approximately 22.6 million shares of our common stock have exercise prices ranging from $2.45 to $2.56 per share and expire in 2014.  Any future proceeds from the exercise of Series 1 and Series 3 warrants outstanding will be paid to the Plaintiffs under the terms of the Consent Decree which settled the Basin litigation. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our warrants outstanding.

We paid cash dividends totaling $3.3 million on our 6.5% Mandatory Convertible Preferred Stock and $0.3 million on our Series B Preferred Stock in the first nine months of 2011.  We paid $1.1 million in cash dividends on our Series B Preferred Stock in the first nine months of 2010, while $19.6 million in 6.5% Mandatory Convertible Preferred Stock dividends was paid in shares of our common stock.  On January 1, 2011, all of the outstanding shares of our 6.5% Mandatory Convertible Preferred Stock were converted to shares of our common stock, and we paid the final quarterly dividend on that series of preferred stock in January 2011.  We are no longer required to pay quarterly dividends of approximately $3.3 million as a result of the conversion.  We made repayments on our capital leases of $2.0 million and $1.2 million in the nine month periods ended September 30, 2011 and 2010, respectively.

We acquired treasury shares valued at $0.5 million during the first nine months of 2011 compared to $0.7 million during the same 2010 period as a result of employee elections to settle tax obligations related to stock option exercises and vested restricted stock units through net share settlement.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders, certain capital expenditures, our credit facility and lease arrangements as of September 30, 2011 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligation (1)	$10,474	—	—	$—	$10,474
Commitment fees (2)	825	1,650	—	—	2,475
Contractual obligations (3)	1,599	—	—	—	1,599
Capital lease commitments (4)	3,714	3,453	634	—	7,801
Operating lease commitments (5)	2,609	4,107	1,132	1,094	8,942
Supplemental executive retirement plan (6)	325	666	835	2,198	4,024
Total contractual cash obligations	$19,546	$9,876	$2,601	$3,292	$35,315

(1)
Consists of open purchase orders of approximately $8.5 million at the Greens Creek unit and $2.0 million at the Lucky Friday unit.  Included in these amounts are approximately $8.2 million and $1.6 million related to various capital projects at the Greens Creek and Lucky Friday units, respectively.

(2)
In October 2009, we entered into a $60 million revolving credit agreement, which was amended in March 2010, July 2010, and December 2010.  It was amended again in October 2011 which increased the revolving credit agreement to $100 million. We are required to pay a standby fee, dependent on our leverage ratio, of between 0.825% and 1.05% per annum on undrawn amounts under the revolving credit agreement. There was no amount drawn under the revolving credit agreement as of September 30, 2011, and the amounts above assume no amounts will be drawn during the agreement’s term.  For more information on our credit facility, see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)
As of September 30, 2011, we were committed to approximately $1.0 million and $0.2 million for various capital projects at the Greens Creek and Lucky Friday units, respectively.  Total contractual obligations at September 30, 2011 also included approximately $0.4 million for commitments relating to non-capital items at Greens Creek.

(4)
Represents scheduled capital lease payments of $6.2 million and $1.6 million (including interest), respectively, for equipment at our Greens Creek and Lucky Friday units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

(6)
There were no funding requirements as of September 30, 2011 under our other defined benefit pension plans.  See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At September 30, 2011, our liabilities for these matters totaled $320.3 million, including $262.3 for the net present value of Hecla Limited’s liability relating to the Coeur d’Alene River Basin in North Idaho.   On September 8, 2011 a Consent Decree settling the Coeur d’Alene Basin environmental litigation and related claims was entered by the U.S. District Court in Idaho.   The terms of the Consent Decree require Hecla Limited to make significant cash payments to the Plaintiffs, including approximately $168 million paid in early October 2011.  See the Financial Liquidity and Capital Resources section above for more information on the financial terms of the settlement.  Future expenditures related to closure, reclamation and environmental expenditures at our other sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At September 30, 2011, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under Item 1A. — Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2010, metals prices have historically been volatile. While average prices for all four metals we produce performed favorably for the five consecutive years prior to 2008, there was a reduction in the average prices for zinc and lead in 2008 compared to 2007, and average prices for silver, zinc and lead were lower in 2009 compared to 2008.  Average prices for all four metals rebounded in 2010 and were higher than their levels in both 2009 and 2008, and average prices for all four metals were higher for the first nine months of 2011 compared to the same period in 2010.  Silver demand arises from investment demand, particularly in Exchange-Traded Funds, and industrial and consumer demand.  Investment demand for silver and gold has been relatively strong over the past three years and is influenced by various factors, including:  the value of the U.S. Dollar and other currencies, expanding U.S. budget deficits, widening availability of exchange-traded commodity funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertainty towards a global economic recovery could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  Consumer demand is driven significantly by demand for jewelry and similar retail products. We believe that global economic conditions are improving, though slowly and unevenly, and that industrial trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer and industrial demand growth for silver.  However, there can be no assurance whether these trends will continue or to how they will impact prices of the metals we produce. We have recorded in the past impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

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

Sales of all metals products sold directly to smelters are recorded as revenues when title and risk of loss transfer to the smelter (generally at the time of shipment) at estimated forward metals prices for the estimated month of settlement. Due to the time elapsed between the time of shipment to the smelter and final settlement with the smelter, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales and trade accounts receivable are adjusted to estimated settlement metals prices until final settlement by the smelter. Changes in metals prices between shipment and final settlement result in changes to revenues and accounts receivable previously recorded upon shipment.  As a result, our trade accounts receivable balances are subject to changes in metals prices until final settlement occurs.  For more information, see part O. Revenue Recognition of Note 1 of Notes to Consolidated Financial Statements of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2010.

We utilize financially-settled forward contracts to manage our exposure to changes in prices for zinc and lead.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk - Commodity-Price Risk Management below for more information on our contract programs.  These contracts do not qualify for hedge accounting and are therefore marked-to-market through earnings each period.  Changes in zinc and lead prices between the dates that the contracts are entered into and their settlements will result in changes to the fair value asset or liability associated with the contracts, with a corresponding gain or loss recognized in earnings.

Obligations for Environmental, Reclamation and Closure Matters

The most significant liability on our balance sheet is for accrued reclamation and closure costs. In the past we have conducted considerable remediation work at sites in the United States for which remediation requirements were not yet fully determined, nor had they been agreed to by us and various regulatory agencies with oversight over the properties. We have estimated our liabilities under appropriate accounting guidance, and on at least an annual basis –  more frequently if warranted – management reviews our liabilities with our Audit Committee. However, the range of liability proposed by the plaintiffs in environmental proceedings in the past have considerably exceeded the liabilities we had recognized (and may do so in the future). While the recent settlement of the Basin litigation has resolved and fixed our largest and most significant environmental risk, other risks remain unresolved.  If substantial damages were awarded, claims were settled, or remediation costs incurred in excess of our accruals, our financial results or condition could be materially adversely affected.

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

Reserves are a key component in the valuation of our properties, plants and equipment. Reserve estimates are used in determining appropriate rates of units-of-production depreciation, with net book value of many assets depreciated over remaining estimated reserves. Reserves are also a key component in forecasts, with which we compare future cash flows to current asset values to ensure that carrying values are reported appropriately. Reserves also play a key role in the valuation of certain assets in the determination of the purchase price allocations for acquisitions (see Business Combinations below).  Reserves are a culmination of many estimates and are not guarantees that we will recover the indicated quantities of metals.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at September 30, 2011, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable (see Item 1A. – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2010 and Part II – Other Information, Item 1A. Risk Factors in this Form 10-Q and in our previous quarterly reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011).

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

In April 2010, we began utilizing financially-settled forward contracts to sell lead and zinc at fixed prices for settlement at approximately the same time that our unsettled concentrate sales contracts will settle.  The settlement of each concentrate lot is based on the average spot price of the metal during the month of settlement, which may differ from the prices used to record the sale when the sale takes place.  The objective of the contracts is to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  We recognized $6.0 million and $6.7 million net gains on the contracts during the three and nine-month periods ended September 30, 2011, respectively, which are included in sales of products.  The net gains recognized on the contracts offset price adjustments on our provisional concentrate sales related to changes to lead and zinc prices between the time of sale and final settlement.

In addition, in May 2010, we also began utilizing financially-settled forward contracts to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  We recognized $40.4 million and $38.9 million net gains on the contracts, including $3.2 million and $13.1 million in losses realized on settled contracts during the three and nine-month periods ended September 30, 2011, respectively. The net gains on these contracts are included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.  The net gains recognized during the three and nine month periods ended September 30, 2011 are primarily the result of a reduction in lead and zinc prices during the quarter.  This program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

For the fair value of the contracts outstanding under the two programs discussed above, at September 30, 2011, we recorded a current asset of $14.3 million, which is included in other current assets,  and a non-current asset of  $21.4 million, which is included in other non-current assets.

The following table summarizes the quantities of base metals committed under forward sales contracts at September 30, 2011:

	Metric tonnes under contract		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2011 settlements	5,125	2,800	$1.03	$1.00

Contracts on forecasted sales
2011 settlements	2,300	2,275	$0.99	$1.05
2012 settlements	26,650	18,000	$1.11	$1.11
2013 settlements	8,275	11,150	$1.14	$1.17

Provisional Sales

Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfers to the smelter (generally at the time of shipment) at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the smelter and the final settlement with the smelter we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the smelter.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our annual reported filed on Form 10-K for the year ended December 31, 2010 for more information).  At September 30, 2011, metals contained in concentrates and exposed to future price changes totaled approximately 1.2 million ounces of silver, 2,343 ounces of gold, 6,438 tons of zinc, and 3,902 tons of lead.  If the price for each metal were to change by one percent, the change in the total value of the concentrates sold would be approximately $0.6 million.  However, as noted in Commodity-Price Risk Management above, in April 2010 we initiated a program designed to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our zinc and lead sales.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of September 30, 2011, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Item 1A – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2010 and Item 1A – Risk Factors of our quarterly reports on Forms 10-Q for the quarters ended June 30, 2011 and March 31, 2011 set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results.   In addition, a new risk factor has been included in this Form 10-Q to provide updated information, as set forth below.

LEGAL, MARKET AND REGULATORY RISKS

Shipment of our products is subject to regulatory and related risks.

Certain of the products we ship to or customers are subject to regulatory requirements regarding packaging, handling and shipping of products that may be considered to be dangerous to human health or the environment.  Although we believe we are currently in compliance with all material regulations applicable to packaging, handling and shipping our products, those regulations could change and cause us to fall out of compliance, or force us to incur substantial additional expenditures in order to maintain compliance with applicable regulations.  Further, we do not ship our own products but instead rely on third party carriers to ship our products to our customers.  To the extent that any of our carriers are unable or unwilling to ship our products in accordance with applicable regulations, including because of difficulty in obtaining, or increased cost of, insurance, we could be forced to find alternative shipping arrangements, assuming such alternatives would be available.  Any such changes to our current shipping arrangements could have a material adverse impact on our operations and financial results.

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

HECLA MINING COMPANY
(Registrant)

Date:	November 8, 2011	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	November 8, 2011	By:	/s/ James A. Sabala
James A. Sabala, Senior Vice President and
Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-Q – September 30, 2011
Index to Exhibits

3.1
Certificate of Incorporation of the Registrant as amended to date.  Filed as exhibit 3.1 to Registrant's Form 10-Q for the quarter ended June 30, 2010 (File No. 1-8491), and incorporated herein by reference.

3.2	Bylaws of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant's Current Report on Form 8-K filed on December 6, 2007 (File No. 1-8491), and incorporated herein by reference.

4.1(a)
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant.  Filed as part of exhibit 3.1 to Registrant's Form 10-Q for the quarter ended June 30, 2010 (File No 1-8491), and incorporated herein by reference.

4.1(b)
Certificate of Designation, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant.  Filed as part of exhibit 3.1 to Registrant's Form 10-Q for the quarter ended June 30, 2010 (File No. 1-8491), and incorporated herein by reference.

4.2(a)	Form of Series 1 Common Stock Purchase Warrant. Filed as exhibit 4.1 to Registrant's Current Report on Form 8-K filed on December 11, 2008 (File No. 1-8491), and incorporated herein by reference.

4.2(b)	Form of Series 3 Common Stock Purchase Warrant. Filed as exhibit 4.1 to Registrant's Current Report on Form 8-K filed on February 9, 2009 (File No. 1-8491), and incorporated herein by reference.

10.1	Consent Decree, filed as exhibit 10.1 to registrant's Current Report on Form 8-K, filed on June 14, 2011 (File No 1-8491), and incorporated herein by reference.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Mine safety information listed in Section 1503 of the Dodd-Frank Act.*

101.INS	XBRL Instance. **

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation.**

101.DEF	XBRL Taxonomy Extension Definition.**

101.LAB	XBRL Taxonomy Extension Labels.**

101.PRE	XBRL Taxonomy Extension Presentation.**

*    Filed herewith.
**  XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.