Form 10-K
period 2011-12-31
HECLA MINING CO/DE/
filed 2012-02-22
CIK 719413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

Form 10-K
____________________

☒	Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended December 31, 2011

Commission file No. 1-8491

HECLA MINING COMPANY
(Exact name of registrant as specified in its charter)

Delaware	77–0664171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6500 N. Mineral Drive, Suite 200 Coeur d’Alene, Idaho	83815-9408
(Address of principal executive offices)	(Zip Code)
208-769-4100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.25 per share	New York Stock Exchange
Series B Cumulative Convertible Preferred Stock, par value $0.25 per share	New York Stock Exchange
 Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ✓ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes    No  ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ✓ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ✓ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer  ☒                                                             Accelerated Filer  ☐
Non-Accelerated Filer  ☐                                                                Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates was $2,139,690,446 as of June 30, 2011 There were 279,512,363 shares of the registrant’s Common Stock outstanding as of June 30, 2011, and 285,291,773 shares as of February 17, 2012.

Documents incorporated by reference herein:

To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 2011 Annual Meeting of Shareholders of the registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the registrant’s 2011 fiscal year is incorporated herein by reference. See Part III.

TABLE OF CONTENTS

Special Note on Forward-Looking Statements	1
PART I	1
Item 1. Business	1
Introduction	1
Products and Segments	4
Employees	5
Available Information	6
Item 1A. Risk Factors	6
Item 1B. Unresolved Staff Comments	19
Item 2. Property Descriptions	19
The Greens Creek Unit	19
The Lucky Friday Unit	22
Item 3. Legal Proceedings	26
Item 4. Mine Safety Disclosures	26
PART II	26
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6. Selected Financial Data	28
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Overview	30
Results of Operations	33
The Greens Creek Segment	35
The Lucky Friday Segment	37
Corporate Matters	39
Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)	41
Financial Liquidity and Capital Resources	43
Contractual Obligations and Contingent Liabilities and Commitments	46
Off-Balance Sheet Arrangements	47
Critical Accounting Estimates	47
New Accounting Pronouncements	49
Forward-Looking Statements	49
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	50
Commodity-Price Risk Management	50
Provisional Sales	51
Item 8. Financial Statements and Supplementary Data	51
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	51
Item 9A. Controls and Procedures	51
Disclosure Controls and Procedures	52
Management’s Annual Report on Internal Control over Financial Reporting	52
Attestation Report of Independent Registered Public Accounting Firm	53
Item 9B. Other Information	54
PART III	54
Item 10. Directors, Executive Officers and Corporate Governance	54
Item 11. Executive Compensation	56
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	56
Item 13. Certain Relationships and Related Transactions and Director Independence	56
Item 14. Principal Accounting Fees and Services	57
PART IV	58
Item 15. Exhibits, Financial Statement Schedules	58
Signatures	59
Index to Consolidated Financial Statements	F- 1
Index to Exhibits	F- 62

Special Note on Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” and are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements include our current expectations and projections about future production, results, performance, prospects and opportunities, including reserves and other mineralization. We have tried to identify these forward-looking statements by using words such as “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “could,” “intend,” “plan,” “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual production, results, performance, prospects or opportunities, including reserves and mineralization, to differ materially from those expressed in, or implied by, these forward-looking statements.

These risks, uncertainties and other factors include, but are not limited to, those set forth under Item 1A. Risk Factors. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. Projections and other forward-looking statements included in this Form 10-K have been prepared based on assumptions, which we believe to be reasonable, but not in accordance with United States generally accepted accounting principles (“GAAP”) or any guidelines of the Securities and Exchange Commission (“SEC”). Actual results may vary, perhaps materially. You are strongly cautioned not to place undue reliance on such projections and other forward-looking statements. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The map below shows the locations of our operating units and our exploration and pre-development projects, as well as our corporate offices located in Coeur d’Alene, Idaho and Vancouver, British Columbia.

Our current business strategy is to focus our financial and human resources in the following areas:

•	Operating our properties safely, in an environmentally responsible manner, and cost-effectively.

•
Resuming production and construction of the #4 Shaft project at our Lucky Friday unit in light of the halt to most operations at the mine in January 2012. The halt of operations occurred because of an order from the Federal Mine Safety and Health Administration ("MSHA") closing the mine until we remove loose material from the Silver Shaft. In response, we submitted a plan to MSHA and received approval to remove loose cementitious material, along with additional work which should improve the shaft's functionality and possibly improve the shaft's hoisting capacity. In addition to the Silver Shaft work, we also have plans to build a new haulage way to bypass an area damaged by a rock burst in December 2011. We anticipate that production will be suspended at Lucky Friday until early 2013 as that work is completed. Construction of the #4 Shaft, an internal shaft that will provide deeper access at Lucky Friday, will also be temporarily suspended as work on the Silver Shaft is completed. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Lucky Friday Segment for more information.

•
Overcoming the challenges which have arisen at our Lucky Friday unit over the course of 2011 and into 2012. In addition to receiving an order from MSHA closing the Silver Shaft at the Lucky Friday mine (and thus the mine) until the loose material is removed, a number of accidents and other events during the past year have resulted in temporary suspensions of operations at the Lucky Friday. In April 2011, a fall of ground caused the fatality of one employee, resulting in cessation of operations for approximately 10 days. In November 2011, an accident occurring as part of the construction of #4 Shaft resulted in the fatality of one contractor employee. In an unrelated incident, in December 2011, a rock burst occurred in a primary access way at the Lucky Friday and injured seven employees, with no fatalities as a result of that incident. These events and the current halt to most operations at the Lucky Friday are a challenge to us that we will seek to overcome in 2012. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Lucky Friday Segment for more information.

•	Expanding our proven and probable reserves and production capacity at our operating properties.

•
Maintaining and investing in exploration projects in the vicinities of four mining districts we believe to be under-explored and under-developed:  North Idaho’s Silver Valley in the historic Coeur d’Alene Mining District; our Greens Creek unit on Alaska’s Admiralty Island located near Juneau; the silver producing district near Durango, Mexico; and the Creede district of Southwestern Colorado.

•	Continuing to seek opportunities to acquire and invest in other mining properties and companies.

•	Resolving alleged environmental liabilities on acceptable terms.

Below is a summary of net income (loss) for each of the last five years (in thousands):

	Year Ended December 31,
	2011	2010	2009	2008	2007
Net income (loss)	$151,164	$48,983	$67,826	$(66,563)	$53,197

Our financial results over the last five years have been impacted by:

•	Fluctuations in prices of the metals we produce. The high and low daily closing market prices for silver, gold, lead and zinc for each of the last five years are as follows:

	2011	2010	2009	2008	2007
Silver (per oz.):
High	$48.70	$30.70	$19.18	$20.92	$15.82
Low	$26.16	$15.14	$10.51	$8.88	$11.67
Gold (per oz.):
High	$1,895.00	$1,421.00	$1,212.50	$1,011.25	$841.10
Low	$1,319.00	$1,058.00	$810.00	$712.50	$608.40
Lead (per lb.):
High	$1.33	$1.18	$1.11	$1.57	$1.81
Low	$0.81	$0.71	$0.45	$0.40	$0.71
Zinc (per lb.):
High	$1.15	$1.20	$1.17	$1.28	$1.93
Low	$0.79	$0.72	$0.48	$0.47	$1.00

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for a summary of average market and realized prices for each of the three years ended December 31, 2011, 2010 and 2009.   Our results of operations are significantly impacted by fluctuations in the prices of silver, gold, lead and zinc, which are affected by numerous factors beyond our control.  See Item 1A. Risk Factors – Financial Risks – A substantial or extended decline in metals prices would have a material adverse effect on us for information on the various factors that can impact prices of the metals we produce.  Hecla’s average realized prices for all four metals increased in 2011 compared to 2010, and our realized prices for silver and gold in 2011 were higher than average market prices for those metals in 2011, due in part to the timing of concentrate shipments and their final settlement in comparison to fluctuating prices.  However, we believe that market metal price trends are a significant factor in our operating and financial performance.  Because we are unable to predict fluctuations in prices for metals and have limited control over the timing of our concentrate shipments, there can be no assurance that our realized prices for silver and gold will exceed or even meet average market metals prices for any future period.    In April 2010, we began utilizing financially-settled forward contracts for lead and zinc with the objective of managing the exposure to changes in prices of lead and zinc contained in our concentrate shipments between the time of sale and final settlement.  See Note 10  of Notes to Consolidated Financial Statements for more information on our base metal forward contract programs.

•
Exploration and pre-development expenditures totaling $31.4 million, $21.6 million, $9.2 million, $22.5 million and $17.0 million, respectively, for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. The amount for 2007 includes expenditures of $2.2 million for the now-divested Hollister Development Block, as its development progressed until the sale of our interest in the project in April 2007.  In addition to the amounts above, we also incurred exploration expenditures of $1.2 million and $3.9 million, respectively, for the years ended December 31, 2008 and 2007 at our now divested Venezuelan operations.  These amounts have been reported in income (loss) from discontinued operations for each period.

•
Provision for closed operations and environmental matters of $9.7 million, $201.1 million, $7.7 million, $4.3 million and $49.2 million, respectively, for the years ended December 31, 2011, 2010, 2009, 2008, and 2007.  The $201.1 provision in 2010 included a $193.2 million adjustment to increase our accrued liability for environmental obligations in Idaho’s Coeur d’Alene Basin as a result of Hecla, the United States, the Coeur d’Alene Indian Tribe, and the State of Idaho reaching an agreement on proposed financial terms to be incorporated into a comprehensive settlement of the Coeur d’Alene Basin environmental litigation and related claims. The settlement was finalized upon entry of the Consent Decree by the Court in September 2011. See Note 7 of Notes to Consolidated Financial Statements for further discussion.

•
Net gain on base metal forward contracts of $38.0 million in 2011 and a net loss of $20.8 million in 2010. These gains and losses are related to financially-settled forward contracts on forecasted zinc and lead production as part of a risk management program initiated in 2010.  See Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Commodity-Price Risk Management for more information on our derivatives contracts.

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

•	The global financial crisis and recession beginning in 2008, which impacted metals prices, production costs, and our access to capital markets at that time.

•	An increase in the number of shares of our common stock outstanding, which impacts our income per common share.

•
Losses from discontinued operations, net of tax, for the years ended December 31, 2008 and 2007 of $17.4 million and $15.0 million, respectively, and a loss on sale of discontinued operations, net of tax, of $12.0 million recognized in 2008.

A comprehensive discussion of our financial results for the years ended December 31, 2011, 2010 and 2009, individual operating unit performance, general corporate expenses and other significant items can be found in Item 7. — Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, as well as the Consolidated Financial Statements and Notes thereto.

Products and Segments

Our segments are differentiated by geographic region. We produce zinc, lead and bulk concentrates at our Greens Creek unit and lead and zinc concentrates at our Lucky Friday unit, which we sell to custom smelters on contract, and unrefined gold and silver bullion bars (doré) at Greens Creek, which are sold directly to customers or further refined before sale to precious metals traders. The concentrates produced at our Greens Creek and Lucky Friday units contain payable silver, zinc and lead, and the concentrates produced at Greens Creek also contain payable gold. Our segments as of December 31, 2011 included:

•
The Greens Creek unit, a joint venture arrangement which is 100%-owned by us through our subsidiaries Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company.  We acquired 70.3% of our ownership of Greens Creek in April 2008 from indirect subsidiaries of Rio Tinto, plc. Greens Creek is located on Admiralty Island, near Juneau, Alaska, and has been in production since 1989, with a temporary care and maintenance period from April 1993 through July 1996. During 2011, Greens Creek contributed $342.9 million, or 72%, of our consolidated sales.

•
The Lucky Friday unit located in northern Idaho. Lucky Friday is, through our subsidiaries Hecla Limited and Silver Hunter Mining Company, 100%-owned and has been a producing mine for us since 1958. During 2011, Lucky Friday contributed $134.7 million, or 28%, of our consolidated sales. Mining at Lucky Friday is currently halted and expected to resume in 2013. In the meantime, it has been placed on temporary care and maintenance.

The table below summarizes our production for the years ended December 31, 2011, 2010 and 2009.  Zinc and lead production quantities are presented in short tons (“tons”).

	Year
	2011	2010	2009
Silver (ounces)	9,483,676	10,566,352	10,989,660
Gold (ounces)	56,818	68,838	67,278
Lead (tons)	39,150	46,955	44,263
Zinc (tons)	73,355	83,782	80,995

Licenses, Permits and Concessions

We are required to obtain various licenses and permits to operate our mines and conduct exploration and reclamation activities.  The current halt in production at the Lucky Friday unit is pursuant to an order from one of these regulatory authorities, the Federal Mine Safety and Health Administration.  See Item 1A. Risk Factors - Legal, Market and Regulatory Risks - We are required to obtain governmental and lessor approvals and permits in order to conduct mining operations.  In addition, we conduct our exploration activities in Mexico pursuant to concessions granted by the Mexican government, which are subject to certain political risks associated with foreign operations.  See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks - Our foreign activities are subject to additional inherent risks.

Physical Assets

Our business is capital intensive and requires ongoing capital investment for the replacement, modernization or expansion of equipment and facilities.  At December 31, 2011, the book value of our property, plant, equipment and mineral interests, net of accumulated depreciation, was approximately $923.2 million .  We maintain insurance policies against property loss and business interruption.  However, such insurance contains exclusions and limitations on coverage, and there can be no assurance that claims would be paid under such insurance policies in connection with a particular event.  See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks - Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

Employees

As of December 31, 2011, we employed 735 people, and we believe relations with our employees are generally good.

Many of the employees at our Lucky Friday unit are represented by a union. The current collective bargaining agreement with workers at our Lucky Friday unit, which was signed in 2010, expires on April 30, 2016.  As a result of the requirement to remove any loose material from the Silver Shaft, which will limit underground access and temporarily suspend production at the Lucky Friday, Hecla Limited laid off 121 employees in January 2012, with approximately 25 of those employees accepting temporary positions at other Hecla operations.  We anticipate that employment at the Lucky Friday will return to its level prior to the suspension of production as the Silver Shaft work is completed.  See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - The Lucky Friday Segment  section for more information.

Available Information

Hecla Mining Company is a Delaware corporation. Our current holding company structure dates from the incorporation of Hecla Mining Company in 2006 and the renaming of its subsidiary (previously Hecla Mining Company) as Hecla Limited. Our principal executive offices are located at 6500 N. Mineral Drive, Suite 200, Coeur d’Alene, Idaho 83815-9408. Our telephone number is (208) 769-4100. Our web site address is www.hecla-mining.com. We file our annual, quarterly and current reports and any amendments to these reports with the SEC, copies of which are available on our website or from the SEC free of charge (www.sec.gov or 800-SEC-0330 or the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549). Charters of our audit, compensation, corporate governance, and directors’ nominating committees, as well as our Code of Ethics for the Chief Executive Officer and Senior Financial Officers and our Code of Business Conduct and Ethics for Directors, Officers and Employees, are also available on our website. We will provide copies of these materials to shareholders upon request using the above-listed contact information, directed to the attention of Investor Relations, or via e-mail request sent to info@hecla-mining.com.

We have included the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report. Additionally, we filed with the New York Stock Exchange (“NYSE”) the CEO’s certification regarding our compliance with the NYSE’s Corporate Governance Listing Standards (“Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards, which certification was dated May 26, 2011, and indicated that the CEO was not aware of any violations of the Listing Standards.

Item 1A. Risk Factors

The following risks and uncertainties, together with the other information set forth in this Form 10-K, should be carefully considered by those who invest in our securities. Any of the following risks could materially adversely affect our business, financial condition or operating results and could decrease the value of our common and/or preferred stock.

FINANCIAL RISKS

Global financial events may have an impact on our business and financial condition in ways that we currently cannot predict.

The 2008 credit crisis and related turmoil in the global financial system had an impact on our business and financial position, and a similar financial event in the future may also impact us.  The continuation or re-emergence of the financial crisis may limit our ability to raise capital through credit and equity markets.  As discussed further below, the prices of the metals that we produce are affected by a number of factors, and it is unknown how these factors may be impacted by a global financial event.

We have had losses that could reoccur in the future.

Although we reported net income for the years ended December 31, 2011, 2010, 2009 and 2007 of $151.2 million, $49.0 million, $67.8 million and $53.2 million, respectively, we reported a net loss for the year ended December 31, 2008 of $66.6 million. A comparison of operating results over the past three years can be found in Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Many of the factors affecting our operating results are beyond our control, including, but not limited to, the volatility of metals prices; smelter terms; rock and soil conditions; seismic events; diesel fuel prices; interest rates; global or regional political or economic policies; inflation; availability and cost of labor; economic developments and crises; governmental regulations; continuity of orebodies; ore grades; recoveries; and speculation, purchases and sales by central banks and other holders and producers of gold and silver in response to these factors. We cannot foresee whether our operations will continue to generate sufficient revenue in order for us to generate net cash from operating activities. There can be no assurance that we will not experience net losses in the future.

Commodity risk management activities could expose us to losses.

We periodically enter into risk management activities, such as financially-settled forward sales contracts and commodity put and call option contracts, to manage the prices received on the metals we produce. Such activities are utilized to attempt to insulate our operating results from changes in prices for those metals. However, such activities may prevent us from realizing possible revenues in the event that the market price of a metal exceeds the price stated in a forward sale or call option contract. In addition, we may experience losses if a counterparty fails to purchase under a contract when the contract price exceeds the spot price of a commodity.

We utilize financially settled forward contract programs to manage the exposure to changes in lead and zinc prices contained in our concentrate shipments between the time of sale and final settlement, and to manage the exposure of changes in the prices of lead and zinc contained in our forecasted future concentrate shipments.  See Note 10 of Notes to Consolidated Financial Statements for more information on these base metals forward contract programs.

The financial terms of settlement of the Coeur d’Alene Basin environmental litigation and other claims may materially impact our cash resources and our access to additional financing.

On September 8, 2011, a Consent Decree (the “Consent Decree”) settling environmental litigation and related claims involving Hecla Limited pertaining to historic releases of mining wastes in the Coeur d'Alene Basin was approved and entered by the U.S. District Court in Idaho.  The Consent Decree resolved all existing claims of the United States, the Coeur d'Alene Indian Tribe, and the State of Idaho (“Plaintiffs”) against Hecla Limited and its affiliates under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and certain other statutes for past response costs, future environmental remediation costs, and natural resource damages related to historic releases of mining wastes in the Coeur d'Alene River Basin, as well as all remaining obligations of Hecla Limited with respect to the Bunker Hill Superfund Site.   In addition to the approximately $169 million already paid under the Consent Decree in 2011, Hecla Limited remains obligated under the Consent Decree to make the following payments:

•	$25 million of cash by October 8, 2012;

•	$15 million of cash by October 8, 2013; and

•
approximately $55.4 million by August 2014, as quarterly payments of the proceeds from the exercise of any outstanding Series 1 and Series 3 warrants (which have an exercise price of between $2.44 and $2.49 per share) during the quarter, with the remaining balance, if any, due in August 2014.

If additional warrants are not exercised, the requirement to pay up to $95.4 million (excluding interest) in cash over the next approximately three years will cause us to use a significant portion of either our cash currently on hand, or future cash resources.  Our cash on hand at December 31, 2011 was $266.5 million; however, there can be no assurance that we will have the cash on hand to meet these obligations.

Financial terms of settlement also require that Hecla Mining Company or Hecla Limited post third party surety in some form to secure the remaining payments.  Obtaining surety causes us to incur costs, and also to utilize credit capacity which could otherwise be used to fund other areas of our business, including operations and capital expenditures.  Moreover, there is no guarantee that we will be able maintain such surety, in which case we could be in default of the Consent Decree, which could have a material adverse effect on Hecla Limited’s or our results from operations or financial position.

More information about the terms of settlement is set forth in Note 7 of Notes to Consolidated Financial Statements.

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

Actual results may differ materially from these estimates using different assumptions or conditions. For additional information, see Critical Accounting Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 1  of Notes to Consolidated Financial Statements and the risk factors: “Our development of new orebodies and other capital costs may cost more and provide less return than we estimated,” “Our ore reserve estimates may be imprecise,”  “Our environmental obligations may exceed the provisions we have made,” and “We are currently involved in ongoing legal disputes that may materially adversely affect us.”

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

The following table sets forth the average daily closing prices of the following metals for the year ended December 31, 2007 and each year thereafter through 2011.

	2011	2010	2009	2008	2007
Silver (1) (per oz.)	$35.11	$20.16	$14.65	$15.02	$13.39
Gold (2) (per oz.)	$1,569.00	$1,224.66	$972.98	$871.71	$696.66
Lead (3) (per lb.)	$1.09	$0.97	$0.78	$0.95	$1.17
Zinc (4) (per lb.)	$1.00	$0.98	$0.75	$0.85	$1.47
______________

(1)	London Fix
(2)	London Final
(3)	London Metals Exchange — Cash
(4)	London Metals Exchange — Special High Grade — Cash

On February 20, 2012, the closing prices for silver, gold, lead and zinc were $33.56 per ounce, $1,733 per ounce, $0.92 per pound and $0.89 per pound, respectively.

An extended decline in metals prices, an increase in operating or capital costs, or our inability to convert exploration potential to reserves may cause us to record write-downs, which could negatively impact our results of operations.

When events or changes in circumstances indicate that the carrying value of our long-lived assets may not be recoverable, we review the recoverability of the carrying value by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Impairment must be recognized when the carrying value of the asset exceeds these cash flows, and recognizing impairment write-downs could negatively impact our results of operations.  Metal price estimates are a key component used in the analysis of the carrying values of our assets, as the evaluation approach involves comparing carrying values to the average estimated undiscounted cash flows resulting from operating plans using various metals price scenarios.  Our estimates of undiscounted cash flows for our long-lived assets also include an estimate of the market value of the exploration potential beyond the current operating plans.  There were no events or changes in circumstances that caused us to evaluate the carrying values of our long-lived assets as of December 31, 2011.  However, if the prices of silver, gold, zinc and lead decline for an extended period of time, if we fail to control production costs, or if we do not realize the mineable ore reserves or exploration potential at our mining properties, we may be required to evaluate the carrying values of out long-lived assets and recognize asset write-downs in the future.    In addition, the perceived market value of the exploration potential of our properties is dependent upon prevailing metals prices as well as our ability to discover economic ore. A decline in metals prices for an extended period of time or our inability to convert exploration potential to reserves could significantly reduce our estimations of the value of the exploration potential at our properties and result in asset write-downs.

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized.  Otherwise, a valuation allowance is applied against deferred tax assets reducing the value of such assets.  Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income.  Estimates of future taxable income are based on forecasted income from operations and the application of existing tax laws in each jurisdiction.  Metal price estimates are a key component used in the determination of our ability to realize the expected future benefit of our deferred tax assets. To the extent that future taxable income differs significantly from estimates as a result of a decline in metals prices or other factors, our ability to realize the deferred tax assets could be impacted.  Additionally, significant future issuances of common stock or common stock equivalents could limit our ability to utilize our net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. Future changes in tax law or changes in ownership structure could limit our ability to utilize our recorded tax assets.  As of December 31, 2010, we removed substantially all deferred tax valuation allowances, with the exception of certain amounts related to foreign net operating loss carryforwards, and our current and non-current deferred tax asset balances were $27.8 million and $88.0 million, respectively.   See Note 5 of Notes to Consolidated Financial Statements for further discussion of our deferred tax assets.

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

Production may be reduced below our historical or estimated levels as a result of mining accidents; unfavorable ground conditions; work stoppages or slow-downs; lower than expected ore grades; the metallurgical characteristics of the ore that are less economic than anticipated; or because our equipment or facilities fail to operate properly or as expected.  For example, in the second quarter of 2010, mining activities at the Lucky Friday mine stopped for approximately two weeks due to some deterioration of shaft infrastructure at the #2 Shaft, which is the mine's secondary escape way. Upon completion of repairs to #2 Shaft, the mine returned to normal production. In April 2011, a fatal accident occurred at the Lucky Friday mine resulting in a cessation of operations at the mine for approximately 10 days. In November 2011, an accident occurred as part of the construction of the #4 Shaft at the Lucky Friday mine, resulting in the fatality of one contractor employee. In an unrelated incident, in December 2011, a rock burst occurred in a primary access way at the Lucky Friday mine and injured seven employees, with no fatalities as a result of that incident. Each of these events temporarily suspended operations at the Lucky Friday mine and adversely impacted production.   Other closures or impacts on operations or production may occur at any of our mines at any time, whether related to accidents, changes in conditions, changes to regulatory policy, or as precautionary measures.

At the end of 2011, MSHA began a special impact inspection at the Lucky Friday mine which resulted in an order closing down the Silver Shaft, the primary access way from surface at the Lucky Friday mine, until we remove loose material from the Silver Shaft. This occurred despite the fact that the Silver Shaft was not involved in any of the accidents at the mine in 2011.   Underground access will be limited as this work is being performed, and we anticipate that production at the Lucky Friday will be suspended until early 2013 as a result.  We anticipate returning to full production levels at the Lucky Friday once the Silver Shaft work and work related to bypassing the December 2011 rock burst is complete; however, no assurance can be made as to when this will occur or as to the cost of the material removal and related work.

For further information, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent accidents and other events at our Lucky Friday mine could have additional adverse consequences to us.

Hecla Limited may face enforcement actions, as well as additional orders from MSHA, as a result of MSHA's inspections and investigations of events at our Lucky Friday mine including the April 2011 fatal ground fall accident, the rock burst incident in December 2011, and the order closing the Silver Shaft for the removal of loose material.  Hecla Limited could also face penalties (including monetary penalties) from MSHA or other governmental agencies relating to these incidents and any other orders or citations received by Hecla Limited.  In addition, MSHA periodically notifies certain mines that a potential pattern of violations (“PPOV”) may exist based upon an initial statistical screening of violation history and pattern criteria review by MSHA.  Receipt of notice of a PPOV typically triggers an undertaking by a mine to implement corrective actions, and if certain criteria are not met, MSHA could subsequently issue a Notice of Pattern of Violations (“NPOV”).  Receipt of a NPOV would, among other things, impose certain onerous conditions on the mine, including the requirement to pass an inspection in which no significant and substantial violations of a mandatory health or safety standard are found before termination of the  NPOV.  In light of the citations/orders received in 2011 and 2012, it is possible that the Lucky Friday mine could receive a PPOV. Finally, it is possible that Hecla Limited could face litigation relating to the 2011 incidents at the Lucky Friday mine.  We may not resolve these claims favorably, and each one of the foregoing possibilities could have a material adverse impact on our cash flows, results of operations or financial condition.

Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

Our business is capital intensive, requiring ongoing capital investment for the replacement, modernization or expansion of equipment and facility. Our mining and milling operations are subject to risks of process upsets and equipment malfunctions.  Equipment and supplies may from time to time be unavailable on a timely basis.   Our business is subject to a number of other risks and hazards including:

•	environmental hazards;

•	unusual or unexpected geologic formations;

•	rock bursts and ground falls;

•	seismic activity;

•	underground fires or floods;

•	explosive rock failures;

•	unanticipated hydrologic conditions, including flooding and periodic interruptions due to inclement or hazardous weather conditions;

•	political and country risks;

•	civil unrest or terrorism;

•	industrial accidents;

•	labor disputes or strikes; and

•	our operating mines have tailing ponds which could fail or leak as a result of seismic activity or for other reasons.

Such risks could result in:

•	personal injury or fatalities;

•	damage to or destruction of mineral properties or producing facilities;

•	environmental damage;

•	delays in exploration, development or mining;

•	monetary losses;

•	legal liability; and

•	temporary or permanent closure of facilities.

We maintain insurance to protect against losses that may result from some of these risks, such as property loss and business interruption, in amounts we believe to be reasonably consistent with our historical experience, industry practice and circumstances surrounding each identified risk. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to environmental liability and political risk. There can be no assurance that claims would be paid under such insurance policies in connection with a particular event. Insurance against environmental risks is generally either unavailable or, we believe, too expensive for us, and we therefore do not maintain environmental insurance. Occurrence of events for which we are not insured may have an adverse effect on our business.

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

One of the risks we face is that our mines are depleting assets. Thus, we must continually replace depleted ore reserves by locating and developing additional ore. Our ability to expand or replace ore reserves primarily depends on the success of our exploration programs. Mineral exploration, particularly for silver and gold, is highly speculative and expensive. It involves many risks and is often non-productive. Even if we believe we have found a valuable mineral deposit, it may be several years before production from that deposit is possible. During that time, it may become no longer feasible to produce those minerals for economic, regulatory, political or other reasons. As a result of high costs and other uncertainties, we may not be able to expand or replace our existing ore reserves as they are depleted, which would adversely affect our business and financial position in the future.

To increase production and mine life at the Lucky Friday mine, in 2011 we continued progress on the #4 Shaft project. We commenced engineering and construction activities on #4 Shaft in late 2009, and our Board of Directors gave its final approval of the project in August 2011.  Work on the project thus far has included: detailed shaft design, excavation of the hoist room and off shaft development access to shaft facilities, hoist installation, placement and receipt of orders for major equipment purchases, 367 feet of vertical shaft excavation, and other construction activities.  The #4 Shaft project, as currently designed, is expected to involve development down to the 8800 foot level and capital expenditures of approximately $200 million, which includes approximately $90 million that has been spent on the project as of December 31, 2011.  At the end of 2011, MSHA began a special impact inspection at the Lucky Friday mine, and as a result MSHA ordered the Silver Shaft to be closed until we remove loose material from the shaft. The Silver Shaft is the primary access way from the surface at the Lucky Friday, and the order has resulted in a temporary suspension of  most operations at the Lucky Friday, including work on #4 Shaft.   When access to the #4 Shaft project is restored, we believe that our current capital resources will allow us to proceed.  However, there are a number of factors that could affect completion of the project, including: i) a significant decline in metals prices, (ii) a reduction in available cash or credit, whether arising from decreased cash flow or other uses of available cash, or (iii) a significant increase in operating or capital costs.  An increase in the capital cost could potentially require us to suspend the project or access additional capital through debt financing, the sale of securities, or other external sources.  This additional financing could be costly or unavailable.

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

On February 21, 2008, we announced that our wholly-owned subsidiary, Rio Grande Silver Inc. ("RGS"), acquired the right to earn into a 70% joint venture interest in an approximately 25-square-mile consolidated land package in the Creede Mining District of Colorado.  RGS earned into the 70% interest in 2011.  In December 2011, RGS completed the acquisition of the remaining 30% interest of  the original joint venture, while maintaining a 70% interest in a new joint venture holding additional exploration property within the Creede District, for shares of Hecla common stock valued at approximately $33.8 million on the date that the transaction was completed.  For more information on the terms of the agreement, see Note 16 of Notes to Consolidated Financial Statements.

Our ability to market our metals production may be affected by disruptions or closures of custom smelters and/or refining facilities.

We sell substantially all of our metallic concentrates to custom smelters. Our doré bars are sent to refiners for further processing before being sold to metal traders. If our ability to sell concentrates to our contracted smelters becomes unavailable to us, it is possible our operations could be adversely affected.  See Note 11of Notes to Consolidated Financial Statements for more information on the distribution of our sales and our significant customers.

We face inherent risks in acquisitions of other mining companies or properties that may adversely impact our growth strategy.

Mines have limited lives, which is an inherent risk in acquiring mining properties. We are actively seeking to expand our mineral reserves by acquiring other mining companies or properties. Although we are pursuing opportunities that we feel are in the best interest of our shareholders, these pursuits are costly and often unproductive. Inherent risks in acquisitions we may undertake in the future could adversely affect our current business and financial condition and our growth.

There is a limited supply of desirable mineral lands available in the United States and foreign countries where we would consider conducting exploration and/or production activities, and any acquisition we may undertake is subject to inherent risks. In addition to the risk associated with limited mine lives, we may not realize the value of the companies or properties that are acquired due to a possible decline in metals prices, failure to obtain permits, labor problems, changes in regulatory environment, failure to achieve anticipated synergies, an inability to obtain financing, and other factors previously described. Acquisitions of other mining companies or properties may also expose us to new geographic, political, operating, and geological risks. In addition, we face strong competition for companies and properties from other mining companies, some of which have greater financial resources than we do, and we may be unable to acquire attractive companies and mining properties on terms that we consider acceptable.

Our business depends on finding skilled miners and maintaining good relations with our employees.

We are dependent upon the ability and experience of our executive officers, managers, employees and other personnel, and there can be no assurance that we will be able to retain all of such employees. We compete with other companies both within and outside the mining industry in connection with the recruiting and retention of qualified employees knowledgeable of the mining business. From time to time, we have encountered, and may in the future encounter, difficulty recruiting skilled mining personnel at acceptable wage and benefit levels in a competitive labor market.  Temporary or extended lay-offs due to mine closures may exacerbate such issues and result in vacancies or the need to hire less skilled or efficient employees. The loss of these persons or our inability to attract and retain additional highly skilled employees could have an adverse effect on our business and future operations.  The Lucky Friday mine is our only operation subject to a collective bargaining agreement, which expires on April 30, 2016.

We were recently ordered by MSHA to remove loose material from the Silver Shaft, the primary access way from surface at the Lucky Friday mine.  As this rehabilitation work is performed, underground access at the Lucky Friday mine will be limited, temporarily suspending production and underground work there.  As a result, Hecla Limited laid off  121 employees, or approximately 42% of the workforce at the Lucky Friday mine.  As the Silver Shaft work is completed, we anticipate that employment levels at the Lucky Friday mine will return to where they were at prior to the suspension of production.  Although we believe that we will be able to successfully reassemble the workforce at the Lucky Friday as underground work and production resumes, competition from other companies and other factors may make recruitment difficult.

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

Our foreign activities are subject to additional inherent risks.

We currently conduct exploration and pre-development projects in Mexico and continue to own assets, real estate and mineral interests there. We anticipate that we will continue to conduct operations in Mexico and possibly other international locations in the future. Because we conduct operations internationally, we are subject to political and economic risks such as:

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

There are several ongoing legal disputes in which we are involved, including a putative class action lawsuit recently filed against us, and additional actions may be filed against us.  We may be subject to future claims, including relating to environmental damage, safety conditions at our mines, the two fatal accidents that occurred at the Lucky Friday mine and other related matters.  The outcomes of these pending and potential claims are uncertain.  We may not resolve these claims favorably. Depending on the outcome, these actions could have adverse financial effects or cause reputational harm to us.  If any of these disputes result in a substantial monetary judgment against us, are settled on terms in excess of our current accruals, or otherwise impact our operations, our financial results or condition could be materially adversely affected. For a description of the lawsuits in which we are involved, see Note 7 of Notes to Consolidated Financial Statements.

We are required to obtain governmental and lessor approvals and permits in order to conduct mining operations.

In the ordinary course of business, mining companies are required to seek governmental and lessor approvals and permits for expansion of existing operations or for the commencement of new operations. For example, we estimate that our Greens Creek tailings impoundment area has sufficient capacity to meet our needs through 2014.  In order to increase the tailings capacity at the mine, a permit is required.  Obtaining the necessary governmental permits is a complex, time-consuming and costly process. The duration and success of our efforts to obtain permits are contingent upon many variables not within our control. Obtaining environmental permits, including the approval of reclamation plans, may increase costs and cause delays or halt the continuation of mining operations depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  Interested parties may seek to prevent issuance of permits and intervene in the process or pursue extensive appeal rights.  Past or ongoing violations of government mining laws could provide a basis to revoke existing permits or to deny the issuance of additional permits. In addition, evolving reclamation or environmental concerns may threaten our ability to renew existing permits or obtain new permits in connection with future development, expansions and operations. There can be no assurance that all necessary approvals and permits will be obtained and, if obtained, that the costs involved will not exceed those that we previously estimated. It is possible that the costs and delays associated with the compliance with such standards and regulations could become such that we would not proceed with the development or operation.  We are required to post surety bonds or cash collateral to secure our reclamation obligations and we may be unable to obtain the required surety bonds or may not have the resources to provide cash collateral.  Similarly, we will require the consent of MSHA to reopen the Silver Shaft and resume operations at the Lucky Friday mine upon completion of refurbishing the shaft walls.

We face substantial governmental regulation and environmental risk.

Our business is subject to extensive U.S. and foreign, federal, state and local laws and regulations governing development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters. For example, in 2011 both of our operating mines received several citations, and the Lucky Friday mine also received several orders, under the Mine Safety and Health Act of 1977, as administered by MSHA.  Further, we have been and are currently involved in lawsuits or disputes in which we have been accused of causing environmental damage, violating environmental laws, or violating environmental permits, and we may be subject to similar lawsuits or disputes in the future.  See risk titled “Our environmental obligations may exceed the provisions we have made.”

Exposure to these liabilities arises not only from our existing operations, but from operations that have been closed or sold to third parties. We are required to reclaim properties after mining is completed and specific requirements vary among jurisdictions. In some cases, we may be required to provide financial assurances as security for reclamation costs, which may exceed our estimates for such costs. Our historical operations and the historical operations of entities and properties we have acquired have occasionally been alleged to have generated environmental contamination. We could also be held liable for worker exposure to hazardous substances. There can be no assurances that we will at all times be in compliance with all environmental, health and safety regulations or that steps to achieve compliance would not materially adversely affect our business.

In addition to existing regulatory requirements, legislation and regulations may be adopted or permit limits reduced at any time that result in additional operating expense, capital expenditures or restrictions and delays in the mining, production or development of our properties.  Mining accidents and fatalities, whether or not at our mines or related to silver mining, may increase the likelihood of additional regulation or changes in law.  In addition, enforcement or regulatory tools and methods available to governmental regulators such as the U.S. Environmental Protection Agency which have not been used or seldomly used against us, could in the future be used against us.  Federal or state environmental or mine safety regulatory agencies may order certain of our mines to be temporarily or permanently closed, which may have a material adverse effect on our cash flows, results of operations, or financial condition.

Legislative and regulatory measures to address climate change and green house gas emissions are in various phases of consideration.  If adopted, such measures could increase our cost of environmental compliance and also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities.  Proposed measures could also result in increased cost of fuel and other consumables used at our operations, including the diesel generation of electricity at our Greens Creek operation if we are unable to regularly access utility power. Climate change legislation may also affect our smelter customers who burn fossil fuels, resulting in increased costs to us, and may affect the market for the metals we produce with effects on prices that are not possible for us to predict.

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

The Clean Water Act requires permits for operations that discharge into waters of the United States.  Such permitting has been a frequent subject of litigation by environmental advocacy groups, which has resulted, and may in the future result, in declines in such permits or extensive delays in receiving them.  This may result in delays in, or in some instances preclude, the commencement or continuation of development or production operations.  Adverse outcomes in lawsuits challenging permits or failure to comply with applicable regulations could result in the suspension, denial, or revocation of required permits, which could have a material adverse impact on our cash flows, results of operations, or financial condition.

 Our environmental obligations may exceed the provisions we have made.

We are subject to significant environmental obligations, particularly in northern Idaho through our subsidiary Hecla Limited.  At December 31, 2011, we had accrued $153.8 million as a provision for environmental obligations, including $110.2 million accrued for Hecla Limited’s various liabilities in Idaho.   As of the date of this report, these accrual balances included a total of $95.5 million for our remaining obligation for environmental claims with respect to the entire Coeur d’Alene Basin in northern Idaho. A settlement of  the Coeur d’Alene Basin environmental litigation and related claims was finalized with entry of the Consent Decree by the Court in September 2011.    For an overview of our potential environmental liabilities, see Note 7 of Notes to Consolidated Financial Statements.

Shipment of our products is subject to regulatory and related risks.

Certain of the products we ship to our customers are subject to regulatory requirements regarding packaging, handling and shipping of products that may be considered to be dangerous to human health or the environment. Although we believe we are currently in compliance with all material regulations applicable to packaging, handling and shipping our products, the chemical properties of our products or existing regulations could change and cause us to fall out of compliance, or force us to incur substantial additional expenditures in order to maintain compliance with applicable regulations. Further, we do not ship our own products but instead rely on third party carriers to ship our products to our customers. To the extent that any of our carriers are unable or unwilling to ship our products in accordance with applicable regulations, including because of difficulty in obtaining, or increased cost of, insurance, we could be forced to find alternative shipping arrangements, assuming such alternatives would be available. Any such changes to our current shipping arrangements could have a material adverse impact on our operations and financial results.

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

Our common and outstanding preferred stocks are listed on the New York Stock Exchange. The market price for our stock has been volatile, often based on:

•	changes in metals prices, particularly silver;

•	our results of operations and financial condition as reflected in our public news releases or periodic filings with the Securities and Exchange Commission;

•	fluctuating proven and probable reserves;

•
factors unrelated to our financial performance or future prospects, such as global economic developments, market perceptions of the attractiveness of particular industries, or the reliability of metals markets;

•	political and regulatory risk;

•	the success of our exploration programs;

•	ability to meet production estimates;

•	environmental, safety and legal risk;

•	the extent of analytical coverage concerning our business; and

•	the trading volume and general market interest in our securities.

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

We may not be able to pay common or preferred stock dividends in the future.

Since July 2005, we paid regular quarterly dividends on our Series B Preferred Stock through the third quarter of 2008. The annual dividend payable on the Series B Preferred Stock is currently $0.6 million. Prior to the fourth quarter of 2004, we had not declared preferred dividends on Series B Preferred Stock since the second quarter of 2000.  Series B Preferred Stock dividends due on January 1, 2009, for the fourth quarter of 2008 and dividends due for the three quarters thereafter were deferred.  In January 2010 we paid all dividends in arrears and dividends due for the fourth quarter of 2009 for the Series B Preferred Stock, and we paid all regular quarterly dividends for 2010 and 2011.  However, there can be no assurance that we will continue to pay preferred stock dividends in the future.

In September 2011, our Board of Directors adopted a common stock dividend policy that links the amount of any declared dividend on our common stock to our average quarterly realized silver price in the preceding quarter.  See Note 9 of Notes to Consolidated Financial Statements for more information on potential dividend amounts at various silver prices. On November 8, 2011, our Board of Directors declared the first quarterly silver price-linked dividend of $0.02 per share ($5.6 million total), based on the average realized silver price in the third quarter of 2011 of $37.02 per ounce. On February 17, 2012, our Board of Directors declared a silver price-linked common stock dividend, pursuant to the policy described above, of $0.01 per share based on the average realized silver price of $31.61 per ounce in the fourth quarter of 2011. In addition, in February 2012, our Board of Directors adopted a common stock dividend policy that includes a minimum annual dividend of $0.01 per share of common stock, payable quarterly when declared, and declared a dividend of $0.0025 per share pursuant to that policy. Therefore, the aggregate common stock dividend declared by ouir Board of Directors was $0.0125 per share, for a total of approximately $3.6 million expected to be paid in the first quarter of 2012. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

Additional issuances of equity securities by us would dilute the ownership of our existing stockholders and could reduce our earnings per share.

We may issue equity in the future in connection with acquisitions, strategic transactions or for other purposes, including funding our obligations under any settlement of litigation of other claims. Any such acquisition could be material to us and could significantly increase the size and scope of our business, including our market capitalization.  To the extent we issue any additional equity securities, the ownership of our existing stockholders would be diluted and our earnings per share could be reduced.  As of December 31, 2011, there were warrants outstanding for purchase of 22,332,623 shares of our common stock.  The warrants give the holders the right to purchase our common stock at the following prices:  $2.44 (5,200,519 shares), $2.55 (460,976 shares), and $2.49 (16,671,128 shares).  The remaining warrants expire in June and August 2014.  See Note 9 of Notes to Consolidated Financial Statements.

The issuance of additional shares of our preferred stock or common stock in the future could adversely affect holders of common stock.

The market price of our common stock may be influenced by any preferred stock we may issue.  Our board of directors is authorized to issue additional classes or series of preferred stock without any action on the part of our stockholders.  This includes the power to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over common stock with respect to dividends or upon the liquidation, dissolution or winding up of the business and other terms.  If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of the common stock or the market price of the common stock could be adversely affected.

 As noted above, as of December 31, 2011, there were warrants outstanding to purchase a total of 22,332,623 shares of our common stock.

As described in Note 9 of Notes to Consolidated Financial Statements, we issued 18.9 million shares of our common stock in January of 2011 in connection with conversion of our 6.5% Mandatory Convertible Preferred Stock.

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

Our common stock is currently listed on the NYSE. In the future, if we are not be able to meet the continued listing requirements of the NYSE, which require, among other things, that the average closing price of our common stock be above $1.00 over 30 consecutive trading days, our common stock may be delisted. Our closing stock price on February 20, 2012, was $5.02.

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

Pursuant to a 1996 land exchange agreement, the joint venture transferred private property equal to a value of $1.0 million to the U.S. Forest Service and received exploration and mining rights to approximately 7,500 acres of land with mining potential surrounding the existing mine. Production from new ore discoveries on the exchanged lands will be subject to federal royalties included in the land exchange agreement. The royalty is only due on production from reserves that are not part of Greens Creek’s extralateral rights. Thus far, there has been no production triggering payment of the royalty. The royalty is 3% if the average value of the ore during a year is greater than $120 per ton of ore, and 0.75% if the value is $120 per ton or less. The benchmark of $120 per ton is adjusted annually according to the Gross Domestic Product (GDP) Implicit Price Deflator until the year 2016, and at December 31, 2011, was at approximately $164 per ton when applying the latest GDP Implicit Price Deflator observation.

Greens Creek is an underground mine which produces approximately 2,100 to 2,300 tons of ore per day. The primary mining methods are cut and fill and longhole stoping. The ore is processed on site at a mill, which produces lead, zinc and bulk concentrates, as well as gold doré. In 2011, ore was processed at an average rate of approximately 2,115 tons per day. During 2011, mill recovery totaled approximately 73% silver, 79% zinc, 68% lead and 62% gold.  The doré is further refined by precious metal refiners and sold to banks, and the three concentrate products are sold to a number of major smelters worldwide.  See Note 11 of Notes to Consolidated Financial Statements for information on the significant customers for Greens Creek’s products. Concentrates are shipped from a marine terminal located on Admiralty Island about nine miles from the mine site.

Electricity for the Greens Creek unit has historically been provided by diesel generators located on site. However, an agreement was reached during 2005 to purchase excess hydroelectric power from the local power company, Alaska Electric Light and Power Company (“AEL&P”). Installation of the necessary infrastructure was completed in 2006, and use of hydroelectric power commenced during the third quarter of 2006.  The infrastructure is also used to provide power to surrounding communities. This project has reduced production costs at Greens Creek to the extent power has been available.  Prior to 2009, the low lake levels combined with the increased demand in the Juneau area restricted the amount of power available to Green Creek.  In 2009 and 2010 , the mine received an increased proportion of its power needs from AEL&P.  Hydroelectric power was also available during 2011, but to a lesser extent compared to the previous two years due to lower precipitation.  When weather conditions are not favorable to maintain lake water levels, the mine relies on diesel generated power.

The employees at Greens Creek are employees of Hecla Greens Creek Mining Company, our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 364 employees at the Greens Creek unit at December 31, 2011.

As of December 31, 2011, we have recorded a $36.1 million asset retirement obligation for reclamation and closure costs. We continue to maintain a $30 million reclamation bond for Greens Creek.   The net book value of the Greens Creek unit property and its associated plant, equipment and mineral interests was approximately $670 million as of December 31, 2011.

Based on current ore reserve estimates, the currently known remaining mine life at Greens Creek is 10 years.  Information with respect to production, average costs per ounce of silver produced and proven and probable ore reserves is set forth in the following table.

	Years Ended December 31,
Production	2011	2010	2009
Ore milled (tons)	772,069	800,397	790,871
Silver (ounces)	6,498,337	7,206,973	7,459,170
Gold (ounces)	56,818	68,838	67,278
Zinc (tons)	66,050	74,496	70,379
Lead (tons)	21,055	25,336	22,253
Average Cost per Ounce of Silver Produced(1)
Total cash costs	$(1.29)	$(3.90)	$0.35
Total production costs	$5.19	$3.36	$7.65
Probable Ore Reserves(2,3,4,5,6,7)
Total tons	7,991,000	8,243,100	8,314,700
Silver (ounces per ton)	12.3	12.1	12.1
Gold (ounces per ton)	0.09	0.09	0.10
Zinc (percent)	9.2	9.3	10.3
Lead (percent)	3.5	3.5	3.6
Contained silver (ounces)	98,383,300	99,730,000	100,973,300
Contained gold (ounces)	742,400	757,000	847,400
Contained zinc (tons)	733,140	766,500	852,900
Contained lead (tons)	281,620	291,300	303,300

(1)
Includes by-product credits from gold, lead and zinc production. Cash costs per ounce of silver represent measurements that are not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe cash costs per ounce of silver provides an indicator of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Part II, Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

(2)
Estimates of proven and probable ore reserves for the Greens Creek unit as of December 2011, 2010 and 2009 are calculated and reviewed in-house and are derived from successive generations of reserve and feasibility analyses for different areas of the mine, using a separate assessment of metals prices for each year.  The average prices used for the Greens Creek unit were:

	December 31,
	2011	2010	2009
Silver (per ounce)	$20.00	$16.00	$13.75
Gold (per ounce)	$1,100	$950	$775
Lead (per pound)	$0.85	$0.80	$0.70
Zinc (per pound)	$0.85	$0.80	$0.70

(3)
Ore reserves represent in-place material, diluted and adjusted for expected mining recovery. Mill recoveries of ore reserve grades differ with ore grades and are expected to average 73% for silver, 62% for gold, 87% for zinc and 77% for lead.

(4)
The changes in reserves in 2011 versus 2010 are due to continued depletion of the deposit through production, partially offset by increases in forecasted precious metals prices. The changes in reserves in 2010 versus 2009 were due to the lower ore grades for gold, zinc, and lead combined with continued depletion of the deposit, partially offset by increases in forecasted metals prices and additional drilling at the East ore zone.

(5)
We only report probable reserves at the Greens Creek unit, which are based on average drill spacing of 50 to 100 feet. Proven reserves typically require that mining samples are partly the basis of the ore grade estimates used, while probable reserve grade estimates can be based entirely on drilling results.  Cutoff grade assumptions vary by orebody and are developed based on reserve prices, anticipated mill recoveries and smelter payables and cash operating costs. Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Greens Creek, the cutoff grade is expressed in terms of net smelter return (“NSR”), rather than metal grade. The cutoff grade was $160 per ton NSR.

(6)	Greens Creek ore reserve estimates were prepared by Ben Gage, Senior Resource Geologist at the Greens Creek unit and reviewed by John Taylor, Senior Resource Geologist at Hecla Limited.

(7)	An independent review by AMEC E&C, Inc. was completed in 2010 for the 2009 reserve models for the 5250 and 9A zones.

The Lucky Friday Unit

Since 1958, we have owned and operated the Lucky Friday unit, a deep underground silver, lead and zinc mine located in the Coeur d’Alene Mining District in northern Idaho. Lucky Friday is one-quarter mile east of Mullan, Idaho, and is adjacent to U.S. Interstate 90.  Below is a map illustrating the location and access to the Lucky Friday unit:

There have been two ore-bearing structures mined at the Lucky Friday unit.  The first, mined through 2001, was the Lucky Friday vein, a fissure vein typical of many in the Coeur d’Alene Mining District. The ore body is located in the Revett Formation, which is known to provide excellent host rocks for a number of ore bodies in the Coeur d’Alene Mining District. The Lucky Friday vein strikes northeasterly and dips steeply to the south with an average width of six to seven feet. Its principal ore minerals are galena and tetrahedrite with minor amounts of sphalerite and chalcopyrite. The ore occurs as a single continuous ore body in and along the Lucky Friday vein. The major part of the ore body has extended from 1,200 feet to 6,020 feet below surface.

The second ore-bearing structure, known as the Lucky Friday Expansion Area, has been mined since 1997 pursuant to an operating agreement with Silver Hunter Mining Company (“Silver Hunter”), our wholly owned subsidiary.  During 1991, we discovered several mineralized structures containing some high-grade silver ores in an area known as the Gold Hunter property, approximately 5,000 feet northwest of the then existing Lucky Friday workings. This discovery led to the development of the Gold Hunter property on the 4900 level. At approximately 4,900 feet below surface, the Gold Hunter veins are hosted in a 200-foot thick siliceous lens within the Wallace Formation that transitions to the St. Regis Formation below 5,900 feet.  The veins are sub-parallel, and are numbered consecutively from the hanging wall of the favorable horizon to the footwall.  The strike of the vein system is west-northwest with a dip of 85 degrees to the south.  The 30-vein, which has demonstrated to contain higher silver grades, represents approximately 73% of our current proven and probable ore reserve tonnages, while the remaining 27% of our reserves are contained in various intermediate veins having lower silver grades than 30-vein. While the veins share many characteristics with the Lucky Friday vein, the Gold Hunter area possesses some mineralogical and rock mechanics differences that make it more favorable to mine at this time.  On November 6, 2008, we, through Silver Hunter, completed the acquisition of substantially all of the assets of Independence Lead Mines Company (“Independence”), including all future interest or royalty obligation to Independence and the mining claims pertaining to the operating agreement with Hecla Limited that was assigned to Silver Hunter.

The principal mining method at the Lucky Friday unit is ramp access, cut and fill. This method utilizes rubber-tired equipment to access the veins through ramps developed outside of the ore body. Once a cut is taken along the strike of the vein, it is backfilled with cemented tailings and the next cut is accessed, either above or below, from the ramp system.

The ore produced from Lucky Friday is processed in a conventional flotation mill, which produces both a lead concentrate and a zinc concentrate. In 2011, ore was processed at an average rate of approximately 905 tons per day. During 2011, mill recovery totaled approximately 93% silver, 93% lead and 87% zinc. All silver-lead and zinc concentrate production during 2011 was shipped to Teck Cominco Limited’s smelter in Trail, British Columbia, Canada.

Based on current reserve estimates, the currently known remaining mine life at the Lucky Friday is approximately 25 years. Information with respect to the Lucky Friday unit’s production, average cost per ounce of silver produced and proven and probable ore reserves for the past three years is set forth in the table below.
	Years Ended December 31,
Production	2011	2010	2009
Ore milled (tons)	298,672	351,074	346,395
Silver (ounces)	2,985,339	3,359,379	3,530,490
Lead (tons)	18,095	21,619	22,010
Zinc (tons)	7,305	9,286	10,616

Average Cost per Ounce of Silver Produced(1)
Total cash costs	$6.47	$3.76	$5.21
Total production costs	$8.50	$6.25	$8.02

Proven Ore Reserves(2,3,4)
Total tons	2,345,500	1,642,100	1,358,200
Silver (ounces per ton)	12.6	12.4	12.3
Lead (percent)	7.8	7.8	8.0
Zinc (percent)	3.0	2.8	2.6
Contained silver (ounces)	29,573,900	20,387,600	16,640,300
Contained lead (tons)	183,100	128,000	109,100
Contained zinc (tons)	70,160	46,000	35,100

Probable Ore Reserves(2,3,4)
Total tons	1,345,300	1,545,100	1,577,000
Silver (ounces per ton)	14.7	14.2	13.9
Lead (percent)	9.3	8.9	8.9
Zinc (percent)	3.2	3.0	2.9
Contained silver (ounces)	19,746,200	21,955,000	21,947,600
Contained lead (tons)	124,720	136,800	140,300
Contained zinc (tons)	42,890	46,500	46,100

Total Proven and Probable Ore Reserves(2,3,4,5,6)
Total tons	3,690,800	3,187,200	2,935,200
Silver (ounces per ton)	13.4	13.3	13.1
Lead (percent)	8.3	8.3	8.5
Zinc (percent)	3.1	2.9	2.8
Contained silver (ounces)	49,320,100	42,342,600	38,587,900
Contained lead (tons)	307,820	264,900	249,400
Contained zinc (tons)	113,050	92,500	81,200

(1)
Includes by-product credits from lead and zinc production. Cash costs per ounce of silver represent measurements that are not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe cash costs per ounce of silver provides an indicator of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

(2)
Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve prices, anticipated mill recoveries and smelter payables and cash operating costs.  Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at the Lucky Friday, the cutoff grade is expressed in terms of net smelter return (“NSR”), rather than metal grade.  The cutoff grade at the Lucky Friday ranges from $74 per ton NSR to $92 per ton NSR.  Our estimates of proven and probable reserves are based on the following metals prices:

	December 31,
	2011	2010	2009
Silver (per ounce)	$20.00	$16.00	$13.75
Lead (per pound)	$0.85	$0.80	$0.70
Zinc (per pound)	$0.85	$0.80	$0.70

(3)
Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. Mill recoveries are expected to be 93% for silver, 93% for lead and 87% for zinc.

(4)
The changes in reserves in 2011 versus 2010 are due to addition of data from new drill holes and development work, an increase in mining widths in areas utilizing mechanized mining, and increases in forecasted metals prices, which has resulted in the addition of new reserves based on updated estimates, partially offset by depletion due to production.  The changes in reserves in 2010 versus 2009, and in 2009 versus 2008, are due to addition of data from new drill holes and development work, higher ore grades, and increases in forecasted metals prices, which resulted in the addition of new reserves based on updated estimates, partially offset by depletion due to production.

(5)	Lucky Friday ore reserve estimates were prepared by Terry DeVoe, Chief Geologist at the Lucky Friday unit and reviewed by John Taylor, Senior Resource Geologist at Hecla Limited.

(6)	An independent audit by Scott Wilson Roscoe Postle Associates Inc. was completed in January 2010 for the 2009 reserve model at the Lucky Friday mine.

A number of accidents and other events have recently impacted operations at the Lucky Friday.   In April 2011, a fall of ground caused the fatality of one employee, resulting in cessation of operations for approximately 10 days.  In November 2011, an accident occurred as part of the construction of #4 Shaft and resulted in the fatality of one contractor employee.  In an unrelated incident, in December 2011, a rock burst occurring in a primary access way at the Lucky Friday injured seven employees, with no fatalities as a result of that incident.  At the end of 2011, the Mine Safety Health Administration began a special impact inspection at the Lucky Friday which resulted in an order to remove loose material from the Silver Shaft, the primary access way from surface at the Lucky Friday mine. In response, we submitted a plan to MSHA and received approval to remove the loose cementitious material.  In addition, the plan includes removal of unused utilities, construction of a water ring to prevent ice from forming in the winter, the installation of a metal brattice, repair of shaft steel, and installation of a new power cable, all of which should improve the shaft's functionality and possibly improve the shaft's hoisting capacity. Once the shaft cleanup has been complete down to the 4900 level, work on a haulage way bypassing the area at the 5900 level impacted by the December 2011 rock burst is expected to commence.   Underground access will be limited (e.g., to allow maintenance of pumps in the mine) as this work is being performed, and we anticipate that production at the Lucky Friday mine will be suspended until early 2013 as a result. We anticipate returning to full production levels at the Lucky Friday once the Silver Shaft work and work related to the 5900 haulage way bypass is complete.

During 2008, we initiated engineering, procurement and development activities relating to construction of #4 Shaft at the Lucky Friday mine, which, upon completion, would provide access from the 4900 level down to the 8800 level of the mine. The project was temporarily placed on hold in the fourth quarter of 2008 due to then prevailing metals prices.  However, detailed engineering, long lead time procurement, and other early-stage activities for the internal shaft project resumed in 2009.  Activities in 2010 and 2011 included engineering, erection of a surface concrete batch plant, and work on #4 Shaft, including:  detailed shaft design, excavation of the hoist room and off shaft development access to shaft facilities, installation of the hoist and head works, placement and receipt of orders for major equipment purchases, advancement of a geotechnical drill hole, 367 feet of vertical excavation, shaft-sinking set-up, and other construction activities.  Upon completion, #4 Shaft would allow us to mine mineralized material below our current workings and provide deeper platforms for exploration.  The Board of Directors approved the #4 Shaft project in its entirety in August 2011.  Construction of #4 Shaft is expected to take approximately three more years to complete after re-commencement, and capital expenditures for the project are forecast to total approximately $200 million, including approximately $90 million spent on the project through December 31, 2011.  As a result of the requirement to remove any loose material from the Silver Shaft (discussed above), work on the #4 Shaft project will be suspended until the Silver Shaft rehabilitation is completed.  We believe that our current capital resources will allow us to proceed at that time.  However, there are a number of factors that could affect completion of the project, including a significant decline in metals prices or a significant increase in operating or capital costs.  An increase in the capital cost could potentially require us to suspend the project or access additional capital though debt financing, the sale of securities, or other external sources.  This additional financing could be costly or unavailable.

Reclamation activities are anticipated to include stabilization of tailings ponds and waste rock areas. No final reclamation activities were performed at Lucky Friday in 2011, and at December 31, 2011, an asset retirement obligation of approximately $1.5 million had been recorded for reclamation and closure costs. The net book value of the Lucky Friday unit property and its associated plant, equipment and mineral interests was approximately $202 million as of December 31, 2011. The construction of the facilities at Lucky Friday ranges from the 1950s to 2011. The plant is maintained by our employees with assistance from outside contractors as needed.

At December 31, 2011, there were 285 employees at the Lucky Friday unit. United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union is the bargaining agent for the Lucky Friday’s 217 hourly employees. The current labor agreement expires on April 30, 2016.  As a result of the requirement to remove loose material from the Silver Shaft (discussed above), which will limit underground access and temporarily suspend production at the Lucky Friday, Hecla Limited laid off 121 employees in January 2012, with approximately 25 of those employees accepting temporary positions at other Hecla operations.  We anticipate that employment levels at the Lucky Friday will return to where they were at prior to the suspension of production as the Silver Shaft work is completed.

Avista Corporation supplies electrical power to the Lucky Friday unit.

Item 3. Legal Proceedings

For a discussion of our legal proceedings, see Note 7 of Notes to Consolidated Financial Statements.

Item 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this Annual Report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	(i) Shares of our common stock are traded on the New York Stock Exchange, Inc.
(ii)	Our common stock quarterly high and low sale prices for the past two years were as follows:

		Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2011	– High	$7.00	$8.65	$9.95	$11.56
	– Low	$4.82	$5.32	$6.87	$7.81
2010	– High	$11.52	$6.44	$6.47	$6.99
	– Low	$6.20	$4.52	$4.86	$4.27

(b)	As of February 17, 2012, there were6,933 shareholders of record of our common stock.

(c)
Quarterly dividends were paid on our Series B Preferred Stock for 2011, and no dividends are in arrears. The final quarterly dividend on our 6.5% Mandatory Convertible Preferred Stock for the fourth quarter of 2010 was paid in January 2011, and no dividends are in arrears.  All outstanding shares of our 6.5% Mandatory Convertible Preferred Stock converted to common stock on January 1, 2011.  In September 2011, our Board of Directors adopted a common stock dividend policy that links the anticipated amount of any dividend declared on our common stock to our average quarterly realized silver price in the preceding quarter. In November 2011, we paid the first quarterly common stock dividend totaling $5.6 million in cash under the policy. Prior to 2011, no dividends had been declared on our common stock since 1990. We cannot pay dividends on our common stock if we fail to pay dividends on our Series B Preferred Stock. In January 2010, we paid all cumulative, unpaid dividends on both our Series B and 6.5% Mandatory Convertible Preferred Stock. Prior to January 2010, quarterly dividends were paid on our Series B Preferred Stock through the first three quarters of 2008, with $0.7 million for cumulative, unpaid dividends at December 31, 2009 for the fourth quarter 2008 and year ended December 31, 2009. Prior to January 2010, dividends were paid on our 6.5% Mandatory Convertible Preferred Stock through the first three quarters of 2008, with cumulative, unpaid dividends of $16.5 million at December 31, 2009 for the fourth quarter of 2008 and year ended December 31, 2009.  The $0.7 million in dividends paid in January 2010 on our Series B Preferred Stock were paid in cash, while the $16.5 million in dividends paid in January 2010 on our 6.5% Mandatory Convertible Preferred Stock were paid in shares of our common stock.

(d)	The following table provides information as of December 31, 2011, regarding our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
2010 Stock Incentive Plan	14,663	5.94	19,696,320
1995 Stock Incentive Plan	1,180,133	6.73	—
Stock Plan for Non-employee Directors	—	N/A	671,061
Key Employee Deferred Compensation Plan	—	N/A	2,126,783
Total	1,194,796	6.72	22,494,164

See Note 8 and Note 9 of Notes to Consolidated Financial Statements for information regarding the above plans.

(e)
On December 12, 2011, we issued 5,395,683 unregistered shares of common stock to the various parties listed in the Purchase and Sale Agreement filed as exhibit 10.1 to our Current Report on Form 8-K filed on December 13, 2011. The shares were not registered under the Securities Act of 1933 in reliance on Section 4(2) of such Act and Regulation D thereunder, as transactions by an issuer not involving any public offering, and were issued for the acquisition of the remaining 30% interest in the San Juan Silver project (see Note 16 of Notes to Consolidated Financial Statements for information). We did not issue any unregistered securities in 2010. However, we did issue 604,555 and 631,832 shares of common stock on April 1 and July 1, 2010, respectively, as payment of the quarterly dividend on our formerly outstanding 6.5% Mandatory Convertible Preferred Stock. During 2009, we issued unregistered securities as follows:

a.
On February 10, 2009, we issued 42,621 unregistered shares of our 12% Convertible Preferred Stock to our various lenders listed in the Fourth Amendment to our Credit Agreement filed as exhibit 10.5 to our Current Report on Form 8-K filed on February 4, 2009.  The shares were not registered under the Securities Act of 1933 in reliance on Section 4(2) of such Act and Regulation D thereunder, as transactions by an issuer not involving any public offering, and issued as a fee to the lenders for the deferral of principal payments under the Fourth Amendment.

b.
On June 4, 2009, we issued unregistered equity securities in a private placement pursuant to Section 4(2) of the Securities Act of 1933 Act and Regulation D thereunder as transactions by an issuer not involving any public offering.  The securities consist of 17,391,302 shares of our common stock and Series 4 Warrants to purchase 12,173,913 shares of our common stock.  The Series 4 Warrants had an exercise price of $3.68 per share, subject to certain adjustments.  They became exercisable on December 7, 2009 and remained exercisable during the 181 day period following that date. The proceeds from the issuance were used to repay a portion of the prior outstanding balance on our amended and restated credit facility.

(f)	Comparison of Five-Year Cumulative Total Shareholder Return—December 2006 through December 2011(1):

Hecla Mining Company, S&P 500, S&P 500 Gold Index, and Custom Peer Group(2,3)
Date	Hecla Mining	S&P 500	S&P 500 Gold Index	2010 Old Peer Group 2	2011 New Peer Group 3
December 2006	$100.00	$100.00	$100.00	$100.00	$100.00
December 2007	$122.06	$105.49	$109.15	$104.26	$101.42
December 2008	$36.55	$66.46	$91.88	$69.89	$71.03
December 2009	$80.68	$84.05	$107.75	$139.59	$142.94
December 2010	$147.00	$96.71	$141.11	$213.19	$220.23
December 2011	$68.49	$98.75	$140.15	$164.62	$176.50

(1)	Total shareholder return assuming $100 invested on December 31, 2006 and reinvestment of dividends on quarterly basis.

(2)	Centerra Gold, Inc., Coeur d’Alene Mines Corp., Eldorado Gold Corp., Golden Star Resources Ltd., IAMGOLD Corporation, New Gold Incorporation, Pan American Silver Corp., Stillwater Mining Company.

(3)
Alamos Gold Inc., Allied Nevada Gold Corp., Centerra Gold, Inc., Coeur d’Alene Mines Corp., Eldorado Gold Corp., Golden Star Resources Ltd., IAMGOLD Corporation, New Gold Incorporation, Pan American Silver Corp., Stillwater Mining Company.  The changes in our 2011 peer group compared to the 2010 peer group were to add Alamos Gold Inc. and Allied Nevada Gold Corp. This change was made to include additional companies that we have determined to be within an acceptable revenue range. Also, one company previously included in our peer group was removed as a result of its stock no longer being registered on an exchange.

Item 6. Selected Financial Data

The following table (in thousands, except per share amounts, common shares issued, shareholders of record, and employees) sets forth selected historical consolidated financial data as of and for each of the years ended December 31, 2007 through 2011, and is derived from our audited financial statements. The data set forth below should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and the Notes thereto.

	2011 (4)	2010 (4)	2009 (4)	2008 (4)	2007 (4)
Sales of products	$477,634	$418,813	$312,548	$204,665	$157,640
Net income (loss) from continuing operations	$151,164	$48,983	$67,826	$(37,173)	$68,157
Loss from discontinued operations, net of tax (5)	$—	$—	$—	$(17,395)	$(14,960)
Loss on disposal of discontinued operations, net of tax (5)	$—	$—	$—	$(11,995)	$—
Net income (loss)	$151,164	$48,983	$67,826	$(66,563)	$53,197
Preferred stock dividends (2,3)	$(552)	$(13,633)	$(13,633)	$(13,633)	$(1,024)
Income (loss) applicable to common shareholders	$150,612	$35,350	$54,193	$(80,196)	$52,173
Basic income (loss) per common share	$0.54	$0.14	$0.24	$(0.57)	$0.43
Diluted income (loss) per common share	$0.51	$0.13	$0.23	$(0.57)	$0.43
Total assets	$1,396,090	$1,382,493	$1,046,784	$988,791	$650,737
Accrued reclamation & closure costs (6)	$153,811	$318,797	$131,201	$121,347	$106,139
Noncurrent portion of debt and capital leases	$6,265	$3,792	$3,281	$113,649	$—
Cash dividends paid per common share(1)	$0.02	$—	$—	$—	$—
Cash dividends paid per Series B preferred share (2)	$3.50	$7.00	$—	$3.50	$3.50
Cash dividends paid per 6.5% Mandatory Convertible Preferred share (3)	$1.62	$1.69	$—	$3.48	$—
Common shares issued and outstanding	285,289,924	258,485,666	238,335,526	180,461,371	121,456,837
6.5% Mandatory Convertible Preferred shares issued and outstanding	—	2,012,500	2,012,500	2,012,500	2,012,500
Series B Preferred shares issued and outstanding	157,816	157,816	157,816	157,816	157,816
Shareholders of record	6,943	7,388	7,647	7,936	6,598
Employees	735	686	656	742	871
______________

(1)
In September 2011, our Board of Directors adopted a common stock dividend policy that links the amount of any declared dividend on our common stock to our average realized silver price in the preceding quarter. See Note 9 of Notes to Consolidated Financial Statements for information on the potential per share dividend amounts at different quarterly average realized price levels according to the policy. On November 8, 2011, our Board of Directors declared the first quarterly silver price-linked dividend of $0.02 per share ($5.6 million total), based on the average realized silver price in the third quarter of 2011 of $37.02 per ounce, which was paid in December 2011. On February 17, 2012, our Board of Directors declared a silver price-linked common stock dividend, pursuant to the policy described above, of $0.01 per share based on the average realized silver price of $31.61 per ounce in the fourth quarter of 2011. In addition, in February 2012, our Board of Directors adopted a common stock dividend policy that includes a minimum annual dividend of $0.01 per share of common stock, payable quarterly when declared, and declared a dividend of $0.0025 per share pursuant to that policy. Therefore, the aggregate common stock dividend declared by our Board of Directors was $0.0125 per share, for a total of approximately $3.6 million expected to be paid in the first quarter of 2012. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

(2)
During 2007, $0.6 million in Series B preferred dividends were declared and paid.  During 2008, $0.4 million in Series B preferred dividends were declared and paid, while $0.1 million in dividends for the fourth quarter of 2008 were deferred.  Series B preferred dividends for the first three quarters of 2009, which totaled $0.6 million, were also deferred.  In December 2009, we declared all dividends in arrears on our Series B preferred stock of $0.6 million and the scheduled $0.1 dividend for the fourth quarter of 2009.  These dividends were paid in cash in January 2010.  Therefore, dividends declared on our Series B preferred shares of $0.7 million were included in the determination of income applicable to common shareholders for 2009 with no cash paid for Series B preferred dividends during 2009.  We declared and paid all quarterly dividends on our Series B preferred shares for 2010 and 2011 totaling $0.6 million for each of those years.

(3)
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

(4)
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

(5)
On July 8, 2008, we completed the sale of all of the outstanding capital stock of El Callao Gold Mining Company and Drake-Bering Holdings B.V., our wholly owned subsidiaries which together owned our business and operations in Venezuela, the “La Camorra unit.” The results of the Venezuelan operations have been reported in discontinued operations for all periods presented.

(6)
In the fourth quarter of 2010, we recorded an accrual of $193.2 million to increase our liability for environmental obligations in Idaho’s Coeur d’Alene Basin pursuant to negotiations with the Plaintiffs in the Coeur d’Alene Basin environmental litigation and the State of Idaho on the financial terms of settlement of the litigation and related claims. The settlement was finalized in September 2011. For additional discussion, see Coeur d’Alene River Basin Environmental Claims in Note 7 of Notes to the Consolidated Financial Statements.

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

Our operating and strategic framework is based on expanding our production and locating and developing new resource potential. In 2011, we

•
Attained record revenue of $477.6 million and gross profit of $265.0 million, surpassing 2010’s previous record levels as a result of higher metals prices. These results were in spite of challenges faced at the Lucky Friday mine relating to multiple accidents occurring during the year, as discussed further below.

•	Finalized settlement of the Coeur d'Alene Basin environmental litigation and related claims. See Note 7 of Notes to Consolidated Financial Statements for further discussion

•
Committed a record level of capital investment at our existing operations, with capital expenditures in 2011, including non-cash capital lease additions, totaling approximately $103.2 million, including $60.1 million at Lucky Friday and $41.7 million at Greens Creek.  We advanced work on construction of an internal shaft at the Lucky Friday unit.

•	Had unrelated incidents at the Lucky Friday mine, resulting in two fatalities, a number of injuries, and the temporary halt of production.

•
Increased overall proven and probable silver reserves at December 31, 2011 compared to their levels at the same time last year, with higher silver reserves at Lucky Friday due to results from drilling. The increase in silver reserves at Lucky Friday was partially offset by a slight decrease in silver reserves at Greens Creek in 2011 due to depletion of the deposit through production.

•
Acquired the remaining 30% interest in the San Juan Silver exploration a pre-development project at the Creede Mining District in Colorado in December 2011. We completed work to earn-in to a 70% interest in the project earlier in the year. See Note 16 of Notes to Consolidated Financial Statements for more information.

•
Increased our exploration and pre-development spending during the year by 45% in comparison to 2010, drilling targets at each of our four land packages in Alaska, Idaho, Colorado, and Mexico and advancing pre-development projects at the historic Equity and Bulldog mines in Creede, Colorado and the Star mine in Idaho's Silver Valley.

Silver prices continued on a positive trend over the last three years, with the price climbing from annual averages of $14.65 in 2009 and $20.16 in 2010, to an average of $35.11 for 2011. The price of gold, a significant by-product at our Greens Creek mine, followed a similar trend. The annual average gold price increased from $973 in 2009 to $1,225 in 2010, and to $1,569 in 2011.  Average prices of our important base metals by-products, lead and zinc, increased by 24% and  31%, respectively, in 2010 compared 2009, and then remained substantially level during 2011. The positive performance in metals prices allowed us to achieve the milestones discussed above in spite of lower mill throughput at both Greens Creek and Lucky Friday, which resulted in decreased production of all four metals we produce in 2011 compared to 2010.

We reported diluted income per share of $0.51 in 2011 compared to $0.13 in 2010. Gross profit from operations improved to $265.0 million in 2011 from $194.8 million in 2010 primarily as a result of higher realized prices for all four metals we sell. Exploration and pre-development costs were 45% higher in 2011 due to increased drilling and other exploration activities at each of our land packages and pre-development work done to access historical workings and establish underground drill platforms at the Equity mine near Creede, Colorado, and at the Star mine in Idaho's Silver Valley to further evaluate potential mine re-opening. Provision for closed operations and environmental matters decreased by $191.4 million in 2011due primarily to an increase in our estimated liability for environmental obligations in Idaho’s Coeur d’Alene Basin recorded in the fourth quarter of 2010 to reflect the terms of the settlement later finalized. We recognized a $38.0 million gain on base metal derivatives contracts in 2011 compared to a $20.8 million loss in 2010.  In 2011, we recorded an $82.0 million income tax provision compared to a $123.5 million benefit recorded in 2010, with $88.1 million of the 2010 benefit resulting from a decreased valuation allowance on deferred tax assets. We removed substantially all of the valuation allowance in the fourth quarter of 2010, with the exception of certain amounts related to foreign net operating loss carryforwards, as high levels of cash flows from operations and metals prices led us to conclude that our deferred tax assets are more likely than not realizable through estimated future profitability. See Note 5 of Notes to Consolidated Financial Statements for further discussion.

The factors driving metals prices are beyond our control and are difficult to predict. As noted above, prices have been highly volatile in the last three years and could be so in the future. Average prices in 2011 compared to those in 2010 and 2009 are illustrated in the Results of Operations section below.  Moreover, variations in the metal grades of ore mined are impacted by geology and mine planning efficiencies and operations, potentially creating constraints on metals produced.  Ore transportation and smelting schedules also impact the timing of sales and final settlement.

Key Issues

We intend to achieve our long-term strategy of increasing production and expanding our proven and probable reserves through development and exploration, as well as by future acquisitions. Our strategic plan requires that we manage several pervasive challenges and risks inherent in conducting mining, development, exploration and metal sales at multiple locations.

One such risk involves metals prices, over which we have no control except through derivative and other contracts. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control.  Average market prices of silver, gold, zinc and lead in 2011 all were higher than their levels in 2010, as illustrated by the table in Results of Operations below. We believe current global economic and industrial trends could result in continued demand growth for the metals we produce.  However, prices have been volatile over the last five years and there can be no assurance that higher prices will continue.

We make our strategic plans in the context of significant uncertainty about future revenues, which may impact new opportunities that require many years and substantial cost from discovery to production. We approach this challenge by investing in exploration and capital in districts with an established history of success, and in managing our operations in a manner that seeks to mitigate the effects of lower prices.  We significantly increased our exploration and pre-development activity in 2011 compared to 2010, and we anticipate a further increase in the coming year at or near our operating mines at Greens Creek and Lucky Friday, as well as at our exploration projects in the past-producing mining districts in Colorado and Mexico.

As discussed in the Financial Liquidity and Capital Resources section below, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing, if needed, will be adequate to meet our obligations during the next twelve months, including obligations relating to growth opportunities.  One such opportunity is the construction of an internal shaft at the Lucky Friday mine (“#4 Shaft”), which, we believe, will significantly increase production and extend the life of the mine.  The #4 Shaft project will involve significant additional capital costs during the periods leading up to its expected completion date by the end of 2015.  As discussed in the Lucky Friday Segment section below, the requirement to remove loose material from the Silver Shaft will temporarily suspend work on the #4 Shaft project.  Although we believe that our current capital resources will allow us to continue work on #4 Shaft, when use of the Silver Shaft is restored, and complete the project, there are a number of factors that could affect its completion.

Volatility in global financial markets poses a significant challenge to our ability to access credit and equity markets, should we need to do so, and to predict sales prices for our products. Our stock price, although volatile, has rebounded from its lowest levels in 2008. We eliminated our debt in 2009 partly by increasing our shares of common stock outstanding by 32% during 2009 and issuing warrants at exercise prices ranging from $2.50 to $3.68 per share. Our shares of common stock outstanding increased by an additional 9% in 2010 primarily as a result of exercises of warrants issued in 2008 and 2009, and by an additional 10% in 2011 primarily as a result of the conversion of our 6.5% Mandatory Convertible Preferred Stock in January 2011. We have also entered into a three-year, $100 million revolving credit agreement under which there are no outstanding borrowings as of December 31, 2011, yet our ability to retain the facility depends in part on financial thresholds driven by the prices of products we sell.

Another challenge is the risk associated with environmental litigation and ongoing reclamation activities. As described in Risk Factors and Note 7 of Notes to Consolidated Financial Statements, it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans.  As discussed in Note 7 of Notes to Consolidated Financial Statements, we finalized the terms of settlement with the Plaintiffs in the Coeur d'Alene Basin environmental litigation, which has assisted our planning efforts by decreasing uncertainty regarding our liability and our liquidity needs relating to our most significant environmental matter.   However, we are involved in other environmental legal matters, and there can be no assurance that the estimate of our environmental liabilities, liquidity needs, or strategic plans will not be significantly impacted as a result of these matters or new matters that may arise.

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

We strive to achieve excellent mine safety and health performance. We seek to implement this goal by: training employees in safe work practices; openly communicating with employees; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; and involving employees in the establishment of safety standards. We attempt to implement reasonable best practices with respect to mine safety and emergency preparedness.  In spite of these efforts, two fatal accidents and another incident involving injury to seven employees occurred at our Lucky Friday mine during 2011.  At the end of 2011, MSHA began a special impact inspection at the Lucky Friday mine which resulted in an order to remove loose material from the Silver Shaft, the primary access way from surface at the Lucky Friday mine, even though such shaft was not involved in the rock burst or any of the other incidents which occurred in 2011.  Underground access will be limited as the Silver Shaft work is completed, and we anticipate that production will be suspended at the Lucky Friday mine until early 2013 as a result.  See the Lucky Friday Segment section below for more information.  We continue to evaluate our safety practices and work with MSHA to address issues outlined in the investigations of these incidents.

As a result of industry-wide fatal accidents in recent years, primarily at underground coal mines, there has been an increase in mining regulation in the United States.  This increase has taken the form of vigorous enforcement of existing laws and regulations, and the adoption of new safety and training regulations, primarily by MSHA.  In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission was directed to issue new rules regarding the disclosure of mine safety data.  These changes may have a significant effect on our future operating costs, in the form of increased costs for monitoring and administration of and by regulatory agencies.

Results of Operations

For the year ended December 31, 2011, we reported income applicable to common shareholders of $150.6 million compared to $35.4 million in 2010 and $54.2 million in 2009. The following factors had a positive impact on results for the year ended December 31, 2011 compared to 2010 and 2009:

•
Increased gross profit at our Greens Creek and Lucky Friday units in 2011 compared to 2010 and 2009.    See the Greens Creek Segment and Lucky Friday Segment sections below for further discussion of operating results.

•
Provision for closed operations and environmental matters of $9.7 million in 2011 compared to $201.1 million in 2010 and $7.7 million in 2009. In the fourth quarter of 2010, we recorded an accrual of $193.2 million to increase our liability for environmental obligations in Idaho’s Coeur d’Alene Basin pursuant to negotiations with the Plaintiffs in the Coeur d’Alene Basin environmental litigation and the State of Idaho on the financial terms of settlement of the litigation and related claims. The settlement was finalized in September 2011. For additional discussion, see Coeur d’Alene River Basin Environmental Claims in Note 7 of Notes to the Consolidated Financial Statements.

•
Net gain on base metal forward contracts of $38.0 million in 2011 compared to a net loss of $20.8 million in 2010. There was no comparable gain or loss reported in 2009, as the forward contract program was initiated in June 2010.  These gains and losses are related to financially-settled forward contracts on forecasted zinc and lead production as part of a risk management program.  See Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Commodity-Price Risk Management for more information on our derivatives contracts.

•
Interest expense decreased to $2.8 million in 2011 and $2.2 million in 2010 from $11.3 million in 2009 due to repayment in 2009 of debt incurred for the acquisition of the remaining 70.3% ownership interest in Greens Creek.  See Note 6 of Notes to the Consolidated Financial Statements for more information on our debt facilities.

•
Debt-related fees in 2009 representing $4.3 million in expense recognized in the first quarter of 2009 for preferred stock issued pursuant to our credit agreement and $1.7 million in professional fees incurred in 2009 related to compliance with our amended and restated credit agreement.  See Note 6 and Note 9 of Notes to Consolidated Financial Statements for more information.

•
In the second quarter of 2009 we recognized a $3.0 million loss on impairment of shares of Rusoro stock received in the 2008 sale of our discontinued Venezuelan operations compared to a $0.7 million impairment loss recognized on the Rusoro stock recognized during the second quarter of 2010 and a $0.1 million impairment recognized in the fourth quarter of 2011 related to stock held in another mining company.

•
Higher average prices for all four metals produced at our operations in 2011 compared to 2010 and 2009.  The following table summarizes average market prices and our realized prices for silver, gold, lead and zinc for the years ended December 31, 2011, 2010 and 2009:

		Average for the year ended December 31,
		2011	2010	2009
Silver —	London PM Fix ($/ounce)	$35.11	$20.16	$14.65
	Realized price per ounce	$35.30	$22.70	$15.63
Gold —	London PM Fix ($/ounce)	$1,569	$1,225	$973
	Realized price per ounce	$1,592	$1,271	$1,017
Lead —	LME Final Cash Buyer ($/pound)	$1.09	$0.97	$0.78
	Realized price per pound	$1.05	$0.98	$0.88
Zinc —	LME Final Cash Buyer ($/pound)	$1.00	$0.98	$0.75
	Realized price per pound	$1.00	$0.96	$0.90

Concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the smelters, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metal prices each period through final settlement.  For 2011, we recorded net negative adjustments to provisional settlements of $9.8 million compared to net positive price adjustments to provisional settlements of $14.9 million and $25.6 million in 2010 and 2009, respectively. The price adjustments related to zinc and lead contained in our concentrate shipments were offset by gains and losses on forward contracts for those metals (see Note 10 of Notes to Consolidated Financial Statements for more information).  The gains and losses on these contracts are included in revenues and impact the realized prices for lead and zinc.  We recognized overall net gains on the contracts of $7.1 million in 2011 and net losses of $3.0 million in 2010.  Because the forward contracts program was not initiated until April 2010, there were no comparable gains or losses in 2009.  Realized prices are calculated by dividing gross revenues for each metal by the payable quantities of each metal included in concentrate and doré shipped during the period.  The differences between our realized metal prices and average market prices are due primarily to the aforementioned gains and losses on forward contracts (for lead and zinc) and price adjustments resulting from the difference between metal prices upon transfer of title of concentrates to the buyer and metal prices at the time of final settlement, which are included in our revenues.

Other significant variances affecting the comparison of our income applicable to common shareholders for 2011 to results for 2010 and 2009 were as follows:

•
Income tax provision in 2011 of $82.0 million compared to income tax benefits in 2010 and 2009 of $123.5 million and $7.7 million, respectively.  The 2011 provision is primarily due to the utilization of deferred tax assets as a result of increased profits. The benefits recognized in 2010 and 2009 are the result of valuation allowance adjustments to our deferred tax asset balances. These adjustments are included in the aggregate income tax benefit (provision) for each respective period.  Our deferred tax asset balances are recorded net of an offsetting valuation allowance to the extent that we estimate that the assets are not realizable through future taxable income. In the fourth quarter of 2010, we removed substantially all of the valuation allowance on our deferred tax assets.  Significant evidence in 2010, including record cash flows from operations and higher metals prices, led us to conclude that our deferred tax assets are more likely than not realizable due to estimated future profitability.  See Note 5 of Notes to Consolidated Financial Statements for further discussion.

•
Exploration and pre-development expense increased to $31.4 million in 2011 from $21.6 million in 2010 and $9.2 million in 2009 as we continue extensive exploration work at our Greens Creek unit, on our land package near Durango, Mexico, at our San Juan Silver project in the Creede district of Colorado, and in the North Idaho's Coeur d'Alene Mining District near our Lucky Friday unit. "Pre-development expense" is defined as costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves. Establishing proven and probable reserves would indicate future recovery of these expenses. We have advanced pre-development projects during 2011 at the Equity and Bulldog mines in the Creede district and at the Star mine in the Coeur d'Alene district which have given us access to historic workings and underground drill platforms.

•	The termination of an employee benefit plan resulting in a non-cash gain of $9.0 million recognized in the first quarter of 2009.

•	The sale of our Velardeña mill in Mexico in March 2009 generating a pre-tax gain of $6.2 million (see Note 17 of Notes to Consolidated Financial Statements for more information).

•	The sale of our investment in Aquiline Resources Inc. stock for proceeds and a pre-tax gain of approximately $4.1 million in the fourth quarter of 2009.

Greens Creek Segment

Below is a comparison of the operating results and key production statistics of our Greens Creek segment.
	Years Ended December 31,
	2011	2010	2009
Sales	$342,906	$313,318	$229,318
Cost of sales and other direct production costs	(113,393)	(116,824)	(103,670)
Depreciation, depletion and amortization	(41,013)	(51,671)	(52,909)
Gross Profit	$188,500	$144,823	$72,739

Tons of ore milled	772,069	800,397	790,871
Production:
Silver (ounces)	6,498,337	7,206,973	7,459,170
Gold (ounces)	56,818	68,838	67,278
Zinc (tons)	66,050	74,496	70,379
Lead (tons)	21,055	25,336	22,253
Payable metal quantities sold:
Silver (ounces)	5,314,232	6,223,967	6,482,439
Gold (ounces)	43,942	57,386	54,801
Zinc (tons)	48,436	56,001	52,928
Lead (tons)	16,067	20,221	16,749
Ore grades:
Silver ounces per ton	11.49	12.30	13.01
Gold ounces per ton	0.12	0.13	0.13
Zinc percent	9.81	10.66	10.13
Lead percent	3.52	4.09	3.64
Mining cost per ton	$49.31	$43.00	$42.33
Milling cost per ton	$30.69	$24.23	$23.22
Total cash cost per silver ounce (1)	$(1.29)	$(3.90)	$0.35
______________

(1)
A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Reconciliation of Total Cash Costs to Costs (non-GAAP) of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The increase in gross profit for 2011 compared to 2010 and 2009 was primarily the result of the following factors:

•	Higher average market and realized prices in 2011 for all four metals produced at Greens Creek compared to 2010 and 2009, as further discussed in Results of Operations above.

•
Lower depreciation, depletion and amortization expense in 2011 of $10.7 million and $11.9, respectively, compared to 2010 and 2009 as a result of lower metals production due to lower ore volume and ore grades for all four metals. The ore volume decreases are primarily due to the lack of availability of higher-volume long-hole stopes, while the ore grade variances are due to differences in the sequencing of production from the various mine areas pursuant to the overall mine plan.

•
Mine license taxes decreased in 2011 by $3.4 million compared to 2010 and increased by $0.6 million compared to 2009. The lower taxes in 2011 compared to 2010 is a result of $2.5 million refund from the state of Alaska relating to prior year's returns.

These factors were partially offset by:

•
Negative price adjustments to revenues of $6.7 million, net of base metal forward contract gains, during 2011 compared to positive price adjustments of $12.8 million and $22.2 million in 2010 and 2009, respectively.  Price adjustments to revenues result from changes in metals prices between transfer of title of concentrates to buyers and final settlements during the period.  The impact of negative price adjustments for lead and zinc in 2011 was substantially offset by net gains of $6.2 million on financially-settled forward contracts. Positive price adjustments for lead and zinc in 2010 were substantially offset by net losses of $2.1 million on financially-settled forward contracts. The base metal forward contract program was initiated in April 2010 and there were no comparable gains or losses impacting 2009.

•
Production costs per ton of ore milled for 2011 increased by 19% compared to 2010, whereas, 2010 remained within 3% of their 2009 levels. The higher costs in 2011 are mainly attributable to lower ore volume and higher power costs due to increased reliance in 2011 on more expensive diesel-generated power resulting from lower utility availability.

The Greens Creek operation is partially powered by diesel generators, and production costs have historically been significantly affected by fluctuations in fuel prices and utility power availability. Infrastructure has been installed that allows hydroelectric power to be supplied to Greens Creek by AEL&P via a submarine cable from North Douglas Island, near Juneau, to Admiralty Island, where Greens Creek is located. This project has reduced production costs at Greens Creek to the extent power has been available.  During 2009, the mine began receiving an increased proportion of its power needs from AEL&P, and  we have continued to receive hydroelectric power, with reduced availability in 2011 compared to the previous two years.  Fuel costs represented approximately 13% of total production costs at Greens Creek in 2011 compared to 6% in 2010 and 8% in 2009.

Mining and milling costs per ton increased in 2011 by 15% and 27%, respectively, compared to the same period in 2010 and by 16% and 32%, respectively, for the same period in 2009.  The increases were driven primarily by lower ore volume and higher power costs. We generated more power on-site in 2011 due to lower availability of less expensive hydroelectric power, the result of lower precipitation levels in Southeastern Alaska.  Diesel fuel expense at Greens Creek increased by $7.7 million in 2011 compared to the same period in 2010 and by $6.1 million compared to the same period in 2009.  The result is due to an increase in fuel consumption of 97% and 15% compared to 2010 and 2009, respectively, as well as an increase in the cost of diesel.

The $2.61 increase in total cash cost per silver ounce in 2011 compared to 2010 is primarily due to production costs,  treatment and freight costs, and production taxes that increased by $2.55, $1.70, and $0.03 per ounce, respectively, partially offset by higher by-product credits of $1.65 per ounce.  The increase in by-product credits is due to higher prices, in spite of lower ore grades, for all four metals.  The $4.25 decrease in total cash cost per silver ounce in 2010 compared to 2009 is primarily due to by-product credits that increased by $8.10 per ounce, due to higher zinc, gold, and lead prices and production, partially offset by higher treatment and freight costs, production costs, and production taxes of $2.36, $0.91, and $0.57 per ounce, respectively.  The higher treatment and freight costs in 2010 are due primarily to increased price participation charges by smelters resulting from higher metals prices.

The difference between what we report as "production" and "payable metal quantities sold" is due essentially to the difference between the quantities of metals contained in the concentrate we produce versus the portion of those metals actually payable by our smelter customers according to the terms of the smelter contracts.  Differences can also arise from inventory changes incidental to shipping schedules.

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

We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate.  Because we consider zinc, lead and gold to be by-products of our silver production within our cost per ounce calculations, the values of these metals offset operating costs.

The Lucky Friday Segment

The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands, except per ounce and per ton amounts):
	Years Ended December 31,
	2011	2010	2009
Sales	$134,728	$105,495	$83,230
Cost of sales and other direct production costs	(52,180)	(47,159)	(44,972)
Depreciation, depletion and amortization	(6,053)	(8,340)	(9,928)
Gross profit	$76,495	$49,996	$28,330

Tons of ore milled	298,672	351,074	346,395
Production:
Silver (ounces)	2,985,339	3,359,379	3,530,490
Lead (tons)	18,095	21,619	22,010
Zinc (tons)	7,305	9,286	10,616
Payable metal quantities sold:
Silver (ounces)	2,805,402	3,136,205	3,316,034
Lead (tons)	16,983	20,213	20,461
Zinc (tons)	5,465	6,850	7,794
Ore grades:
Silver ounces per ton	10.69	10.25	10.86
Lead percent	6.51	6.60	6.82
Zinc percent	2.82	3.04	3.46
Mining cost per ton	$60.76	$54.27	$58.56
Milling cost per ton	$16.96	$14.74	$14.98
Total cash cost per silver ounce (1)	$6.47	$3.76	$5.21
______________

(1)
A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The increase in gross profit for 2011 compared to 2010 and 2009 is primarily due to higher average market and realized prices for all metals produced at the Lucky Friday (further discussed in Results of Operations above), partially offset by higher cost of sales and other direct production costs due primarily to increased employee profit sharing and taxes resulting from increased profitability.

Depreciation, depletion, and amortization expense for 2011 was 27% lower than in 2010 and 39% lower than in 2009 due to reduced units-of-production depreciation.  The majority of the decrease was incidental to an extension of expected mine life at Lucky Friday, resulting in the book value of units-of-production assets being depreciated over a longer duration. The extension of the expected mine life is primarily due to the positive economics of the #4 Shaft project which, when completed, will provide deeper access beyond the current workings (see below for further discussion of the #4 Shaft project). In addition, production was lower in 2011 compared the previous two years, primarily due to down-time related to the accidents discussed below.

Mining and milling costs per ton increased in 2011 by 12% and 15%, respectively, compared to 2010 and by 4% and 13%, respectively, compared to 2009 primarily due to lower production and higher costs of fuel, consumable underground materials, reagents, and maintenance supplies.

The $2.71 increase in total cash cost per silver ounce in 2011 compared to 2010 is due primarily to higher profit sharing and other costs by $1.76 per ounce, higher treatment and freight costs by $1.24 per ounce, and higher production costs by $0.21 per ounce, partially offset by higher by-product credits by $0.50 per ounce resulting from higher lead and zinc prices.  The $1.45 decrease in total cash cost per silver ounce in 2010 compared to 2009 is due primarily to higher by-product credits by $2.95 per ounce resulting from higher lead and zinc prices, partially offset by higher employee profit sharing, production, expensed site infrastructure, and treatment and freight costs by $0.72, $0.34, $0.33, and $0.13 per ounce, respectively.

The difference between what we report as “production” and “payable metal quantities sold” is due to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually payable by our smelter customers according to the terms of the smelter contracts.    The decrease in payable quantities sold in 2011 compared to 2010 and 2009 is attributable to a decrease in production due mainly to various down-time periods related to the accidents discussed below.

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

We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate. Because we consider zinc and lead to be by-products of our silver production within our cost per ounce calculations, the values of these metals offset operating costs.

On April 15, 2011, a fall of ground, which caused a fatality, occurred at the Lucky Friday mine, leading us to immediately halt all operations other than the rescue and recovery efforts at the mine. Operations resumed approximately 10 days after the accident occurred.  The accident involved a localized fall of ground at 6150 feet below surface in an area known as the West 15 Stope.  MSHA had representatives on-site at the Lucky Friday periodically from April 16, 2011 through June 2011.  In addition to our decision to immediately halt mining operations pending rescue and recovery efforts, MSHA issued orders to Hecla Limited under Sections 103(j) and (k) of the Federal Mine Safety & Health Act of 1977 (“Mine Safety Act'), prohibiting all activity in the West 15 Stope except to the extent necessary for rescue and recovery operations or to prevent or eliminate an imminent danger.   Subsequent to the recovery efforts and reopening of other portions of the mine, MSHA issued orders under Section 103(k) of the Mine Safety Act prohibiting all activity in Stopes 12 and 15, pending MSHA's determination that it is safe to resume normal mining operations in those areas.  Operations resumed in Stope 12 in June 2011, and in Stope 15 in July 2011 with MSHA approval, and MSHA has completed their investigation of the accident.

On November 17, 2011, an accident occurred as part of the construction of the #4 Shaft (discussed below), resulting in the fatality of an employee of the #4 Shaft contractor.  The accident was caused by the collapse of under-foot material during construction of an underground rock bin.  Mining operations at the Lucky Friday mine were immediately suspended on the day of the accident, and MSHA subsequently issued an order under Section 103(j) of the Mine Safety Act, prohibiting activity in the area impacted by the accident except to the extent necessary for investigation purposes.  The #4 Shaft construction activity resumed in November 2011 with MSHA's approval.

On December 14, 2011, a rock burst resulting from natural seismic activity approximately 5900 feet below surface resulted in non-life-threatening injuries to seven employees.  The employees were working on installation of a steel liner to enhance a primary access way damaged by a previous rock burst occurring on November 16, 2011.  That rock burst was caused by mine blasting at the end of a shift, and no employees were impacted at the time of the rock burst.  We evacuated the mine and halted operations on December 14, and MSHA subsequently issued an order under Section 103(k) closing the mine, which is currently in effect.  In December 2011, we determined that a new haulage way to bypass the area impacted by the rock burst is required.  Once construction of the bypass has started, we expect it will take approximately two months to complete.

 At the end of 2011, MSHA began a special impact inspection at the Lucky Friday mine which resulted in an order to remove loose material from the Silver Shaft, even though the Silver Shaft was not involved in the rock burst or any of the other incidents which occurred in 2011.  The Silver Shaft is an approximately one-mile deep, 18-foot diameter, concrete-lined shaft from surface and the primary access to the Lucky Friday mine's underground workings.  In response, we submitted a plan to MSHA and received approval to remove the loose cementitious material. In addition, the plan includes removal of unused utilities, construction of a water ring to prevent ice from forming in the winter, the installation of a metal brattice, repair of shaft steel, and installation of a new power cable, all of which should improve the shaft's functionality and possibly improving the shaft's hoisting capacity. We currently anticipate that the Silver Shaft work will be completed in late 2012, with production at the Lucky Friday temporarily suspended until early 2013.  During this period, the smelter contracts related to treatment of Lucky Friday concentrates have been suspended based on force majeure. We anticipate that we will be able to commence construction of the haulage way bypass around the rock burst area (discussed in the preceding paragraph) once the Silver Shaft cleanup has been completed down to the 4900 level and resume work on the #4 Shaft project in early 2013 once the Silver Shaft work is completed.

Work continued during 2011 on the #4 Shaft project, an internal shaft at the Lucky Friday mine which, upon completion, will provide deeper access in order to expand the mine's operational life. We commenced engineering and construction activities on #4 Shaft in late 2009, and our Board of Directors gave its final approval of the project in August 2011.  Construction of the #4 Shaft as currently designed is expected to cost a total of approximately $200 million, including approximately $90 million already spent as of December 31, 2011, with completion expected in late 2015.  As discussed above, the #4 Shaft construction will be temporarily suspended until cleanup work in the Silver Shaft is completed.  Once construction of #4 Shaft resumes, we believe that our current capital resources will allow us to complete the project.  However, there are a number of factors that could affect completion of the project, including:  (i) a significant decline in metals prices, (ii) a reduction in available cash or credit, whether arising from decreased cash flow or other uses of available cash, or (iii) a significant increase in operating or capital costs.

Corporate Matters

Other significant variances affecting 2011 results compared to 2010 results were as follows:

•
An increase in other operating expense of $2.3 million in 2011 was primarily due to an increase in pension plan actuarial liabilities. See Note 8 of Notes to Condensed Consolidation Financial Statements for more information.

•
Decrease in provision for closed operations and environmental matters in 2011 by $191.4 million due primarily to a provision of $193.2 million recorded in the fourth quarter of 2010 to increase our liability for environmental obligations in Idaho’s Coeur d’Alene Basin pursuant to negotiations with the Plaintiffs in the Coeur d’Alene Basin environmental litigation and the State of Idaho on the financial terms of settlement of the litigation and related claims. The settlement was finalized in September 2011.

•	Mark-to-market gains on financially-settled forward contracts for forecasted lead and zinc sales totaled $38 million in 2011 compared to mark-to-market losses of $20.8 million in 2010.

•
Interest expense increased by $0.7 million in 2011 due to the accrual of pre-lodging interest associated with the proposed terms of potential settlement with the Plaintiffs in the Coeur d'Alene Basin environmental litigation that took place in the second quarter of 2011. The pre-lodging interest period ended with lodging of the Consent Decree with the Court in June 2011. See Note 4 of Notes to the Condensed Consolidated Financial Statements for more information.

•
Income tax provisions totaled $82 million in 2011 compared to an income tax benefit of $123.5 million in 2010. The higher current-year provisions are the result of increased pre-tax income and release of valuation allowances on our deferred tax assets in 2010. See Note 5 of Notes to the Condensed Consolidated Financial Statements for more information.

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

•
Higher provision for closed operations and environmental matters in 2010 by $193.4 million.  The principal cause of the increase was a $193.2 million increase in our accrual for environmental obligations related to the Coeur d’Alene Basin, compared to $4.0 million in 2009.  The increase in 2010 was pursuant to negotiations with the Plaintiffs in the Coeur d’Alene Basin environmental litigation and the State of Idaho on the financial terms of potential settlement of the litigation and related claims. For further discussion, see Note 7 to Notes to Consolidated Financial Statements.

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

Employee Benefit Plans

Our defined benefit pension plans, while affording a significant benefit to our employees, also represent a significant liability. During 2011, the funded status of our plans changed from a liability of $6.5 million at the first of the year to $22.8 million at the end of the year. The increased liability was attributable to decreased returns on plan assets, the effect of decreased interest rates on future benefits, and higher service cost attributable to a higher employee count. Unrecognized losses recorded in accumulated other comprehensive income, which will be amortized over future years, increased by $13 million during the year, and we expect to contribute $1.1 million to the Hecla plan in 2012.  While the economic variables which will determine future cash requirements are uncertain, we expect contributions to increase in future years.  See Note 8 of Notes to Consolidated Financial Statements for more information.

Income Taxes

Our net deferred tax asset at December 31, 2011 totaled $115.8 million, or 8% of total assets, a decrease of $71.6 million from the previous year-end balance of $187.4 million. The largest component of the deferred tax asset is deferred reclamation, of which the majority will be realized in the next two years, assuming adequate taxable income. The next largest component derives from the tax effect of past net operating losses carried forward to be applied against current income to determine cash income tax liability. Each reporting period, we assess our deferred tax assets with long-range forecasts to provide reasonable assurance that they will be realized through future earnings. As a result of such modeling, in 2010 we removed a substantial portion of the valuation allowance on our deferred tax assets following analysis of our operational plans and increased prices, resulting in a tax benefit of $88.1 million. At December 31, 2011, with the exception of $0.3 million relating to net operating loss carry forwards for states where we currently have no activity and $2.3 million for foreign tax credits, we retained no valuation allowance on U.S. deferred tax assets. A $20.3 million valuation allowance remains on losses in foreign jurisdictions. As discussed in Note 5 of Notes to Consolidated Financial Statements, our effective tax rate was 35% for 2011, based on our review of statutory rates and permanent book/tax differences. We currently expect the effective tax rate for 2012 to be approximately 40%, with the increase from 2011 attributable to the loss of percentage depletion related to the Lucky Friday mine as a result of the temporary suspension of production there.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The tables below present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) for our operations at the Greens Creek and Lucky Friday units for the years ended December 31, 2011, 2010 and 2009 (in thousands, except costs per ounce).

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

	Total, All Properties
	Year ended December 31,
	2011	2010	2009
Total cash costs	$10,934	$(15,435)	$20,958
Divided by silver ounces produced	9,483	10,566	10,989
Total cash cost per ounce produced	$1.15	$(1.46)	$1.91
Reconciliation to GAAP:
Total cash costs	$10,934	$(15,435)	$20,958
Depreciation, depletion and amortization	47,066	60,011	62,837
Treatment costs	(99,019)	(92,144)	(80,830)
By-product credits	254,372	267,272	206,608
Change in product inventory	(4,805)	3,660	310
Suspension-related costs 1	4,135	—	—
Reclamation and other costs	(44)	630	1,596
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$212,639	$223,994	$211,479

	Greens Creek Unit
	Year ended December 31,
	2011	2010	2009
Total cash costs	$(8,387)	$(28,073)	$2,582
Divided by silver ounces produced	6,498	7,207	7,459
Total cash cost per ounce produced	$(1.29)	$(3.90)	$0.35
Reconciliation to GAAP:
Total cash costs	$(8,387)	$(28,073)	$2,582
Depreciation, depletion and amortization	41,013	51,671	52,909
Treatment costs	(79,134)	(73,817)	(62,037)
By-product credits	205,961	214,462	161,537
Change in product inventory	(4,966)	3,685	14
Reclamation and other costs	(81)	567	1,574
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$154,406	$168,495	$156,579

	Lucky Friday Unit
	Year ended December 31,
	2011	2010	2009
Total cash costs	$19,321	$12,638	$18,376
Divided by silver ounces produced	2,985	3,359	3,530
Total cash cost per ounce produced	$6.47	$3.76	$5.21
Reconciliation to GAAP:
Total cash costs	$19,321	$12,638	$18,376
Depreciation, depletion and amortization	6,053	8,340	9,928
Treatment costs	(19,885)	(18,327)	(18,793)
By-product credits	48,411	52,810	45,071
Change in product inventory	161	(25)	296
Suspension-related costs 1	4,135	—	—
Reclamation and other costs	37	63	22
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$58,233	$55,499	$54,900

1  Various accidents and other events resulted in temporary suspensions of production at the Lucky Friday unit during 2011.  See the Lucky Friday Segment section for further discussion of these events.  Care-and-maintenance, mine rehabilitation, investigation, and other costs incurred during the suspension periods not related to production have been excluded from total cash costs and the calculation of total cash cost per ounce produced.

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	December 31, 2011	December 31, 2010	December 31, 2009
Cash and cash equivalents held in U.S. dollars	$266.4	$283.1	$104.6
Cash and cash equivalents held in foreign currency	0.1	0.5	0.1
Marketable equity securities, current	—	1.5	1.1
Marketable equity securities, non-current	3.9	1.2	2.2
Total cash, cash equivalents and investments	$270.4	$286.3	$108.0

Cash and cash equivalents held in U.S. dollars decreased by $16.7 million in 2011, as discussed below. Cash held in foreign currencies represent nominal balances in Canadian dollars and Mexican pesos.  The value of current marketable securities decreased by $1.5 million due to the sale of securities during the first quarter of 2011, while non-current marketable equity securities increased by $2.7 million due primarily to the purchase of mining company securities in March 2011.

In 2011, Hecla Limited's negotiations with representatives of the United States, the State of Idaho and the Coeur d'Alene Tribe regarding settlement of the Coeur d'Alene Basin environmental litigation and related claims culminated in a comprehensive settlement reflected in a final and binding Consent Decree entered by the Court on September 8, 2011.  As a result of entry of the Consent Decree, Hecla Limited made payments totaling approximately $168 million to the Plaintiffs in early October 2011, thereby decreasing our cash and cash equivalents accordingly. Hecla Limited remains obligated under the Consent Decree to make the following payments:

•	$25 million of cash by October 8, 2012;
•	$15 million of cash by October 8, 2013; and
•
Approximately $55.4 million by August 2014, as quarterly payments of the proceeds from the exercise of any outstanding Series 1 and Series 3 warrants (which have an exercise price of between $2.44 and $2.49 per share) during the quarter, with the remaining balance, if any, due in August 2014, regardless of whether any of the remaining warrants are exercised.

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

 We entered into a $380 million credit facility in April of 2008 for the acquisition of the companies owning 70.3% of the joint venture operating the Greens Creek mine. We fully repaid the facility with a final payment of $38.3 million from available cash in October 2009.  We also entered into senior-secured revolving credit facility in October 2009, which was amended in October 2011 to increase the facility to $100 million. The facility is available for general corporate purposes and, based on our current cash position and business plan, we do not currently anticipate drawing on the facility in the near term. See Note 6 of Notes to Consolidated Financial Statements for information on how the covenants in our credit facility may impact our liquidity and capital resources in the future. We may engage in other transactions, such as additional acquisition opportunities or capital projects, which could require additional equity issuances or financing. There can be no assurances that such financing will be available to us.

As a result of our current cash balance, the performance of our operations, current metals prices, and full availability of our $100 million revolving credit agreement, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing if needed will be adequate to meet our obligations during the next twelve months, including the required settlement payments previously discussed, anticipated capital costs related to rehabilitation of the Silver Shaft and care-and-maintenance costs incurred at Lucky Friday as that work is completed, capital outlays for the #4 Shaft project, and payment of potential common stock dividends (each of these items are discussed further below).  We currently estimate that a total of approximately $140 million will be incurred on capital expenditures for equipment, infrastructure, and development at our Lucky Friday and Greens Creek units in 2012, including capital costs for anticipated work on the Lucky Friday Silver Shaft, as discussed further below.  We also estimate that exploration and pre-development expenditures will total approximately $40 million in 2012; however, these expenditures may increase based upon the success of programs that are currently ongoing.

To increase production and mine life at the Lucky Friday mine, we continued the #4 Shaft project during 2011. Work on the project thus far has included: detailed shaft design, excavation of the hoist room and off-shaft development to access shaft facilities, installation of the hoist and head works, placement and receipt of orders for major equipment purchases, and other construction activities. The #4 Shaft project, as currently designed, is expected to involve development down to the 8800 foot level and capital expenditures of approximately $200 million, which includes approximately $90 million that has been spent on the project as of December 31, 2011. Our ability to finance this project will depend on our operational performance, metals prices, our ability to estimate capital costs, sources of liquidity available to us, and other factors. #4 Shaft construction has been temporarily suspended until work to be performed on the Silver Shaft (discussed further below) is completed.  Once construction resumes, we believe that our available cash, revolving credit agreement, cash from operations, and access to equity and financial markets will allow us to proceed with the #4 Shaft despite the required payments under the Consent Decree which settled the Coeur d'Alene Basin environmental litigation and other obligations.  We may also mitigate market risk from time to time with selective base metal derivative contract programs. However, a sustained downturn in metals prices or significant increases in operational or capital costs, other uses of cash, or other factors beyond our control could compel us to defer development below 7800 feet.

At the end of 2011, MSHA began a special impact inspection of the Lucky Friday mine, and as a result MSHA issued an order closing down the Silver Shaft, the primary access from surface at the Lucky Friday, until we remove loose material from the shaft.  As discussed further in the Lucky Friday Segment section above, we anticipate that production will be suspended until early 2013 as the Silver Shaft work and planned construction of a haulage way to bypass an area damaged by a rock burst is completed.  Work on the Silver Shaft is expected to include removal of the loose cementitious material, removal of unused utilities, construction of a water ring to prevent ice from forming in the winter, the installation of a metal brattice, repair of shaft steel, and installation of a new power cable, all of which should improve the shaft's functionality and possibly improving the shaft's hoisting capacity. In addition to work on the Silver Shaft, other significant surface and underground capital programs are being planned for 2012. Final plans are not complete, but we expect to spend up to $50 million on all of these projects, including  approximately $10 million to remove the loose cementitious material, $20 million for shaft improvements and $20 million on other capital projects.  We expect to incur non-capitalized expenses of $17.5 million for the care and maintenance of the mine, based on the assumption that the mine will be on standby for the remainder of 2012 as this work is completed.  We believe that our available cash and other financial resources will allow us to complete the Silver Shaft work and sustain temporary care-and-maintenance of the Lucky Friday mine until production resumes in early 2013.

In September 2011, our Board of Directors adopted a common stock dividend policy that links the anticipated amount of any declared dividend on our common stock to our average realized silver price in the preceding quarter.  See Note 9 of Notes to Consolidated Financial Statements for information on the potential per share dividend amounts at different quarterly average realized price levels according to the policy.   On November 8, 2011, our Board of Directors declared the first quarterly silver price-linked dividend of $0.02 per share ($5.6 million total), based on the average realized silver price in the third quarter of 2011 of $37.02 per ounce, which was paid in December 2011. On February 17, 2012, our Board of Directors declared a silver price-linked common stock dividend, pursuant to the policy described above, of $0.01 per share based on the average realized silver price of $31.61 per ounce in the fourth quarter of 2011. In addition, in February 2012, our Board of Directors adopted a common stock dividend policy that includes a minimum annual dividend of $0.01 per share of common stock, payable quarterly when declared, and declared a dividend of $0.0025 per share pursuant to that policy. Therefore, the aggregate common stock dividend declared by our Board of Directors was $0.0125 per share, for a total of approximately $3.6 million expected to be paid in the first quarter of 2012. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

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

	Year Ended December 31,
	2011	2010	2009
Cash provided by operating activities (in millions)	$69.9	$197.8	$119.2

Cash provided by operating activities decreased by $127.9 million in 2011 compared to 2010 due to working capital and other asset and liability changes.  This is partially offset by higher income, as adjusted for non-cash items, due to higher prices for all four metals produced at our operations.  Working capital and other asset and liability changes decreased cash flow by $162.4 million in 2011, compared to a $8.1 million increase in 2010.  The $170.5 million difference is due to decreases in accrued reclamation and closure costs, accounts payable, accrued taxes, and other non-current liabilities and increased inventory, partially offset by lower accounts receivable and higher accrued payroll and related benefits.  The decrease in accrued reclamation and closure costs is due primarily to approximately $168 million paid to the Plaintiffs in October 2011 according to the terms of the Coeur d'Alene Basin litigation settlement.  Accounts payable also decreased due to payment of the final quarterly dividend on the 6.5% Mandatory Convertible Preferred Stock in January 2011, and a reduction in payables related to settled base metal forward contracts.   Accrued tax balances decreased during the year due to pre-payments of tax in excess of our estimated liability for the year and the refund of Alaska mine license tax related to the amendment of tax returns for previous years. Other non-current liabilities decreased as a result of  a reduction in accruals for long-term incentive compensation.  The decrease in accounts receivable and increase in inventory balances is due to the timing of concentrate shipments at our Greens Creek unit.  Accrued payroll and related benefits balances increased due to the addition of personnel during the year and higher accruals for short-term incentive compensation.

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

	Year Ended December 31,
	2011	2010	2009
Cash used in investing activities (in millions)	$79.8	$64.8	$12.1

We spent $87.5 million on capital projects in 2011, including $49.4 million at Lucky Friday and $36.8 million at Greens Creek, which, in the aggregate, was $20.1 million higher than total capital expenditures of $67.4 million in 2010.  2010 capital expenditures included $50.9 million spent for projects at Lucky Friday and $16.5 million for Greens Creek. The increase in capital spending was due, in part, to advancement of various surface infrastructure projects at Greens Creek.  Our restricted cash balances for environmental bonds were reduced by $9.4 million in 2011 versus $1.5 million in 2010.  Sales of investments yielded $1.4 million in 2011 compared to $1.1 million in 2010.

Capital expenditures for 2010 totaled $67.4 million in 2010 compared to $27.7 million in 2009. The increase was due, in part, to the deferral of projects in 2009 as a result of cost-reduction efforts in response to the impact of the global economic crisis.  We received $8.0 million in proceeds from the sale of the Velardeña mill in Mexico in the first quarter of 2009 (see Note 17 of Notes to Consolidated Financial Statements for more information on the sale). Our restricted cash balances for environmental bonds were reduced by $3.5 million in 2009, and proceeds from sales of investments totaled $4.1 million in 2009.

	Year Ended December 31,
	2011	2010	2009
Cash provided by (used in) financing activities (in millions)	$(7.2)	$45.9	$(38.9)

Cash provided by financing activities for 2011 included $5.8 million in proceeds from the exercise of warrants and stock options compared to $53.1 million in 2010 (see Note 9 of Notes to Consolidated Financial Statements for more information). We paid cash dividends on our common stock of $5.6 million in 2011 related to the silver price-linked dividend adopted in September 2011 (discussed above).  Cash dividends on preferred stock totaled $3.8 million in 2011 compared to $4.5 million in 2010.  $3.3 million of the 2011 preferred stock dividends represented the last dividend on our 6.5% Mandatory Convertible Preferred Stock, which converted to shares of our common stock in January 2011.  Repayments on our capital leases were $2.9 million in 2011 versus $1.8 million in 2010.  In addition, we acquired treasury shares of our common stock having a value of $0.5 million in 2011 and $0.7 million in 2010 as a result of cashless employee stock option exercises.

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

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders, certain capital expenditures, our credit facility (as modified by amendments), and lease arrangements as of December 31, 2011 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Purchase obligations (1)	$10,761	$—	$—	$—	$10,761
Commitment fees (2)	825	1,444	—	—	2,269
Contractual obligations (3)	9,440	—	—	—	9,440
Capital lease commitments (4)	4,190	5,240	1,324	—	10,754
Operating lease commitments (5)	2,691	4,158	721	1,010	8,580
Coeur d'Alene Basin litigation settlement (6)	25,000	70,400	—	—	95,400
Surety maintenance fees (6)	495	577	—		1,072
Supplemental executive retirement plan (7)	330	667	714	2,564	4,275
Total contractual cash obligations	$53,732	$82,486	$2,759	$3,574	$142,551

(1)
Consist of open purchase orders of approximately $10.5 million at the Greens Creek unit and $0.2 million at the Lucky Friday unit.  Included in these amounts are approximately $9.9 million and $0.1 million related to various capital projects at the Greens Creek and Lucky Friday units, respectively.

(2)
In October 2009, we entered into a $60 million revolving credit agreement, which was amended in March 2010, July 2010, and December 2010.  It was amended again in October 2011 to increase the revolving credit agreement to $100 million. We are required to pay a standby fee, dependent on our leverage ratio, of between 0.825% and 1.05% per annum on undrawn amounts under the revolving credit agreement. There was no amount drawn under the revolving credit agreement as of December 31, 2011, and the amounts above assume no amounts will be drawn during the agreement's term.  For more information on our credit facility, see Note 6 of Notes to Consolidated Financial Statements.

(3)
As of December 31, 2011, we were committed to approximately $9.3 million for various capital projects at the Greens Creek and Lucky Friday units. Total contractual obligations at December 31, 2011 also include approximately $0.1 million for commitments relating to non-capital items at Greens Creek.

(4)
Includes scheduled capital lease payments of $7.7 million and $3.0 million (including interest), respectively, for equipment at our Greens Creek and Lucky Friday units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods.  See Note 6 of Notes to Consolidated Financial Statements for more information.

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

(6)
On September 8, 2011, a Consent Decree settling the Coeur d'Alene Basin environmental litigation and related claims was entered by the U.S. District Court in Idaho. As of December 31, 2011, our remaining obligation under the terms of the settlement include (i) $25 million in cash by October 8, 2012, (ii) $15 million in cash by October 8, 2013, and (iii) approximately $55.4 million by August 2014, as quarterly payments of the proceeds from the exercise of any outstanding Series 1 and Series 3 warrants during the quarter, with the remaining balance, if any, due in August 2014. These payments are secured by a third party surety for which Hecla Limited pays an annual maintenance fee of 0.556% of the remaining obligation balance.

(7)	We expect to contribute approximately $1.1 million to our other defined benefit pension plans in 2012. See Note 8 of Notes to Consolidated Financial Statements for more information.

 We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At December 31, 2011, our liabilities for these matters totaled $153.8 million, including $95.4 for the net present value of Hecla Limited's liability relating to the Coeur d'Alene River Basin in North Idaho.   On September 8, 2011 a Consent Decree settling the Coeur d'Alene Basin environmental litigation and related claims was entered by the U.S. District Court in Idaho.  See the Financial Liquidity and Capital Resources section above for more information on the financial terms of the settlement.  Future expenditures related to closure, reclamation and environmental expenditures at our other sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 7 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At December 31, 2011, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under  Part I, Item 1A. - Risk Factors, metals prices have historically been volatile. While average prices for all four metals we produce performed favorably for the five consecutive years prior to 2008, there was a reduction in the average prices for zinc and lead in 2008 compared to 2007, and average prices for silver, zinc and lead were lower in 2009 compared to 2008.  Average prices for all four metals rebounded in 2010 and were higher than their levels in both 2009 and 2008, and average prices for all four metals were higher in 2011 compared to 2010.  Silver demand arises from investment demand, particularly in Exchange-Traded Funds, and industrial and consumer demand.  Investment demand for silver and gold has been relatively strong over the past three years and is influenced by various factors, including:  the value of the U.S. Dollar and other currencies, expanding U.S. budget deficits, widening availability of exchange-traded commodity funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertainty towards a global economic recovery could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute silver in industrial fabrication.  Consumer demand is driven significantly by demand for jewelry and similar retail products. We believe that global economic conditions are improving, though slowly and unevenly, and that industrial trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer and industrial demand growth for silver.  However, there can be no assurance whether these trends will continue or to how they will impact prices of the metals we produce. We have recorded in the past impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

Processes supporting valuation of our assets and liabilities that are most significantly affected by prices include analyses of asset carrying values, depreciation, reserves, and deferred income taxes. On at least an annual basis - and more frequently if circumstances warrant - we examine our depreciation rates, reserve estimates, and the valuation allowances on our deferred tax assets. We examine the carrying values of our assets as changes in facts and circumstances warrant.  In our analyses of carrying values and deferred taxes, we apply several pricing views to our forecasting model, including current prices, analyst price estimates, forward-curve prices, and historical prices (see Mineral Reserves, below, regarding prices used for reserve estimates). Using applicable accounting guidance and our view of metals markets, we use the average of the various methods to determine whether the values of our assets are fairly stated, and to determine the level of valuation allowances, if any, on our deferred tax assets.  In addition, estimates of future metals prices are used in the valuation of certain assets in the determination of the purchase price allocations for our acquisitions (see Business Combinations below).

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

Obligations for Environmental, Reclamation and Closure Matters

The most significant liability on our balance sheet is for accrued reclamation and closure costs. In the past we have conducted considerable remediation work at sites in the United States for which remediation requirements were not yet fully determined, nor had they been agreed to by us and various regulatory agencies with oversight over the properties. We have estimated our liabilities under appropriate accounting guidance, and on at least an annual basis -  more frequently if warranted - management reviews our liabilities with our Audit Committee. However, the ranges of liability proposed by the plaintiffs in environmental proceedings in the past have considerably exceeded the liabilities we had recognized (and may do so in the future). While the recent settlement of the Basin litigation has resolved and fixed our largest and most significant environmental risk, other risks remain unresolved.  If substantial damages were awarded, claims were settled, or remediation costs incurred in excess of our accruals, our financial results or condition could be materially adversely affected.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, which, among other things, amended Subtopic 220 with respect to the presentation of other comprehensive income and its components in the financial statements.  The update amended Subtopic 220 so that a Securities and Exchange Commission filer may present other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  the filer is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.  The amendments in this update apply to both annual and interim periods beginning after December 15, 2011, with the exception of the amendment regarding presentation of reclassification adjustments, which has been deferred to a later date.  Adoption of this guidance is not anticipated to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, which amends Subtopic 820 to clarify the application of existing common fair value measurement and disclosure requirements.  ASU 2011-04 provides clarification for the following:

1. the application of the highest and best use of valuation premise concepts;
2. measuring the fair value of an instrument classified in shareholders' equity; and
3. disclosures about fair value measurements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at December 31, 2011, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Part I, Item 1A. – Risk Factors).

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

In April 2010, we began utilizing financially-settled forward contracts to sell lead and zinc at fixed prices for settlement at approximately the same time that our unsettled concentrate sales contracts will settle.  The settlement of each concentrate lot is based on the average spot price of the metal during the month of settlement, which may differ from the prices used to record the sale when the sale takes place.  The objective of the contracts is to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  We recognized a $7.2 million net gain on the contracts during 2011, which is included in sales of products.  The net gains recognized on the contracts offset price adjustments on our provisional concentrate sales related to changes to lead and zinc prices between the time of sale and final settlement.

In addition, in May 2010, we also began utilizing financially-settled forward contracts to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  We recognized a $38.0 million net gain on the contracts, net of $13.4 million in losses realized on settled contracts during 2011. The net gains on these contracts are included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.  The gains recognized during 2011 are the result of decreasing lead and zinc prices during the end of 2011.  However, this program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following table summarizes the quantities of base metals committed under forward sales contracts at December 31, 2011:

	Metric tonnes under contract		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2012 settlements	9,600	2,600	$0.86	$0.89

Contracts on forecasted sales
2012 settlements	20,500	15,900	$1.12	$1.12
2013 settlements	8,275	11,150	$1.14	$1.17

As further discussed in Note 18 of Note to Consolidated Financial Statements, production at the Lucky Friday mine will be temporarily suspended due to the requirement to remove loose material from the Silver Shaft. As a result, during the first quarter of 2012, we liquidated forward contracts related to forecasted Lucky Friday base metal sales for total net proceeds of $3.1 million.

Provisional Sales

Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfers to the smelter (generally at the time of shipment) at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the smelter and the final settlement with the smelter we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the smelter.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A - Risk Factors - A substantial or extended decline in metals prices would have a material adverse effect on us for more information).  At December 31, 2011, metals contained in concentrates and exposed to future price changes totaled approximately 1.2 million ounces of silver, 5,008 ounces of gold, 11,293 tons of zinc, and 3,493 tons of lead.  If the price for each metal were to change by one percent, the change in the total value of the concentrates sold would be approximately $0.7 million.  However, as noted in Commodity-Price Risk Management above, in April 2010 we initiated a program designed to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our zinc and lead sales.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included herein beginning on page F-1. Financial statement schedules are omitted as they are not applicable or the information required is included in the Consolidated Financial Statements.

The following table sets forth supplementary financial data (in thousands, except per share amounts) for each quarter of the years ended December 31, 2011 and 2010, derived from our unaudited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our Consolidated Financial Statements.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
2011
Sales of products	$102,867	$120,543	$117,860	$136,364	$477,634
Gross profit	$49,826	$67,805	$67,791	$79,573	$264,995
Net income 1	$18,569	$55,921	$33,317	$43,357	$151,164
Preferred stock dividends	$(138)	$(138)	$(138)	$(138)	$(552)
Income applicable to common shareholders	$18,431	$55,783	$33,179	$43,219	$150,612
Basic income per common share	$0.07	$0.20	$0.12	$0.16	$0.54
Diluted income per common share	$0.06	$0.19	$0.11	$0.15	$0.51

2010
Sales of products	$134,460	$115,847	$88,631	$79,875	$418,813
Gross profit	$74,693	$54,524	$38,066	$27,536	$194,819
Net income (loss)	$(9,736)	$19,791	$17,084	$21,844	$48,983
Preferred stock dividends	$(3,408)	$(3,408)	$(3,409)	$(3,408)	$(13,633)
Income (loss) applicable to common shareholders	$(13,144)	$16,383	$13,675	$18,436	$35,350
Basic income (loss) per common share	$(0.05)	$0.06	$0.06	$0.08	$0.14
Diluted income (loss) per common share	$(0.05)	$0.06	$0.05	$0.07	$0.13

1)
In the fourth quarter of 2011, we experienced periods of down time at our Lucky Friday unit related to various accidents and other events, which resulted in reduced revenue and net income for the quarter. For additional information, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - The Lucky Friday Segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2011, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2011, based on these criteria.

An evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of the end of the reporting period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of December 31, 2011, in ensuring then in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Our internal control over financial reporting as of December 31, 2011 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in the attestation report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Hecla Mining Company
Coeur d'Alene, Idaho

We have audited Hecla Mining Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hecla Mining Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Item 9A, Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hecla Mining Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hecla Mining Company as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 21, 2012 expressed an unqualified opinion thereon.

/S/BDO USA, LLP
Spokane, Washington
February 21, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

In accordance with our Certificate of Incorporation, our Board of Directors is divided into three classes. The terms of office of the directors in each class expire at different times. The directors are elected for three-year terms. The Effective Dates listed below for each director is their current term of office. All officers are elected for a term, which ordinarily expires on the date of the meeting of the Board of Directors immediately following the Annual Meeting of Shareholders. The positions and ages listed below are as of the date of our next Annual Meeting of Shareholders in May 2012. There are no arrangements or understandings between any of the directors or officers and any other person(s) pursuant to which such officers were elected.

	Age at May 24, 2012	Position and Committee Assignments	Effective Dates
Phillips S. Baker, Jr.	52	President and CEO, Director (1)	5/11 — 5/12 5/11 — 5/14
James A. Sabala	57	Senior Vice President and Chief Financial Officer	5/11 — 5/12
Lawrence P. Radford	51	Vice President - Operations	10/11 — 5/12
Dr. Dean W.A. McDonald	54	Vice President – Exploration	5/11 — 5/12
Don Poirier	53	Vice President – Corporate Development	5/11 — 5/12
David C. Sienko	43	Vice President and General Counsel	5/11 — 5/12
John H. Bowles	66	Director (1,2,5)	5/09 — 5/12
Ted Crumley	67	Director and Chairman of the Board (1,4)	5/10 — 5/13
George R. Nethercutt, Jr.	67	Director (3,4)	5/09 — 5/12
Terry V. Rogers	65	Director (2,4,5)	5/10 — 5/13
Charles B. Stanley	53	Director (2,5)	5/10 — 5/13
Dr. Anthony P. Taylor	70	Director (3,4,5)	5/11 — 5/14

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

Lawrence P. Radford was appointed Vice President – Operations, in October 2011. Prior to his appointment, Mr. Radford was Vice President of South American Operations for Kinross Gold Corporation at its South America operation (a gold mining operation) from April 2010 to September 2011.  Mr. Radford held various other positions at Kinross from June 2007 to March 2010. He was General Manager for Barrick Gold Corporation at its Cowal operation (a gold mining operation) in West Wyalong, NSW, Australia from January 2006 to May 2007. Mr. Radford also held various positions with Barrick from 1990 to December 2005.  Prior to that, he was Planning and Project Engineer for Nerco Delamar Company from 1988 to 1989 and Mining Engineer for Coeur d'Alene Mines Corporation from 1984 to 1988.

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

David C. Sienko was appointed Vice President and General Counsel in January 2010.  Prior to his appointment, Mr. Sienko was a partner of, and practiced law with K&L Gates LLP (a law firm) and its predecessor, Bell, Boyd & Lloyd, LLP, from 2004 to January 2010, where he specialized in counseling public and private entities on compliance with securities laws and trading market rules, mergers and acquisitions, and corporate governance.  Mr. Sienko was also an associate at Bell, Boyd & Lloyd, LLP from 2000 to 2004 and at Locke Lord LLP (a law firm) from 1998 to 2000, as well as an attorney with the Division of Enforcement at the U.S. Securities Exchange Commission from 1995 to 1998.

John H. Bowles was elected by the shareholders to Hecla’s Board of Directors in May 2006.  Mr. Bowles was a partner in the Audit and Assurance Group of PricewaterhouseCoopers LLP (an accounting firm) from April 1976 until his retirement in June 2006. He concentrated his practice on public companies operating in the mining industry. Mr. Bowles has been a Director of Mercator Minerals LTD. (a leading copper, molybdenum and silver producing company) since April 2011,  Director of HudBay Minerals Inc. (a zinc, copper, gold and silver mining company) from May 2006 to March 2009, as well as a Director of Boss Power Corp. (a mineral exploration company) since September 2007.  He holds Fellowships in both the British Columbia Institute of Chartered Accountants and the Canadian Institute of Mining and Metallurgy. Mr. Bowles has been the Treasurer of Mining Suppliers Association of British Columbia (an association of providers of equipment, products and related services to the British Columbia mining industry) since May 1999. He has been Director Emeritus of Ducks Unlimited Canada since March 1996.

Ted Crumley has served as a director since 1995 and became Chairman of the Board in May 2006. Mr. Crumley served as the Executive Vice President and Chief Financial Officer of OfficeMax Incorporated (a distributor of office products) from January 2005 until his retirement in December 2005, and as Senior Vice President from November 2004 to January 2005. Prior to that, Mr. Crumley was Senior Vice President and Chief Financial Officer of Boise Cascade Corporation (a wood and paper company), from 1994 to 2004.

George R. Nethercutt, Jr., was appointed to Hecla’s Board of Directors in February 2005. Mr. Nethercutt has served as a principal of Nethercutt Consulting LLC (a strategic planning and consulting firm), since January 2007. Prior to that, Mr. Nethercutt was a principal of Lundquist, Nethercutt & Griles, LLC (a strategic planning and consulting firm) from February 2005 to January 2007. Mr. Nethercutt has also been a board member for the Washington Policy Center (a premiere public policy organization providing high quality analysis on issues relating to the free market and government regulation) since January 2005. In September 2010, Mr. Nethercutt was appointed Of Counsel with the law firm of Lee & Hayes PLLC.  Mr. Nethercutt serves as a board member of ARCADIS Corporation (an international company providing consultancy, engineering and management services), the Juvenile Diabetes Research Foundation International (a charity and advocate of juvenile diabetes research worldwide), and served as U.S. Chairman of the Permanent Joint Board on Defense – U.S./Canada from April 2005 to December 2009. He is the founder and Chairman of the George Nethercutt Foundation (a charitable non-profit educational foundation) formed in February 2007.  From 1995 to 2005, Mr. Nethercutt served in the U.S. House of Representatives, including House Appropriations subcommittees on Interior, Agriculture and Defense and the Science Committees subcommittee on Energy. He has been a member of the Washington State Bar Association since 1972.

Charles B. Stanley was elected to Hecla’s Board of Directors in May 2007.  Mr. Stanley has been the Chief Executive Officer, President and Director of QEP Resources, Inc. (an independent natural gas and oil exploration and production company) since May 2010.  He served as Chief Operating Officer of Questar Corporation (a U.S. natural gas-focused exploration and production, interstate pipeline and local distribution company) from March 2008 to June 2010, and also as its Executive Vice President and Director from February 2002 to June 2010.

Terry V. Rogers was elected to Hecla’s Board of Directors in May 2007.  Mr. Rogers was the Senior Vice President and Chief Operating Officer of Cameco Corporation (the world’s largest uranium producer) from February 2003 until his retirement in June 2007.  Mr. Rogers also served as President of Kumtor Operating Company (a gold producing company and a division of Cameco Corporation) from 1999 to 2003.  He has also served as a Director for Centerra Gold Inc. (a gold mining company) since February 2003.

Dr. Anthony P. Taylor has served as a director since May 2002 upon election by preferred shareholders. The payment of the dividends in arrears in July 2005 resulted in the elimination of this director position. At such time he was then appointed to the Board of Directors when the number of director positions was increased from seven to nine. Dr. Taylor has been the Executive Chairman and Director of Crown Gold Corporation (a public Canadian minerals exploration company) since August 2010.  He previously served as President, CEO and a Director of Gold Summit Corporation (a public Canadian minerals exploration company)  from October 2003 to August 2010.  Dr. Taylor is also the President and CEO of Selex Resources Ltd. (a private Ontario Corporation engaged in mineral exploration).  He has served as President and Director of Caughlin Preschool Corporation (a private Nevada corporation that operates a preschool) since October 2001, and was a director of Greencastle Resources Corporation (an exploration company) from December 2003 to June 2008. Prior to that, Dr. Taylor was President, Chief Executive Officer and Director of Millennium Mining Corporation (a private Nevada minerals exploration company) from January 2000 to October 2003.

Information with respect to our directors is set forth under the caption “Proposal 1 - Election of Directors” in our proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 24, 2012 (the Proxy Statement), which information is incorporated herein by reference.

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

HECLA MINING COMPANY

By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	February 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Phillips S. Baker, Jr.	2/21/2012	/s/ Ted Crumley	2/21/2012
Phillips S. Baker, Jr. President, Chief Executive Officer and Director (principal executive officer)	Date	Ted Crumley Director	Date

/s/ James A. Sabala	2/21/2012	/s/ Charles B. Stanley	2/21/2012
James A. Sabala Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	Date	Charles B. Stanley Director	Date

/s/ John H. Bowles	2/21/2012	/s/ George R. Nethercutt, Jr.	2/21/2012
John H. Bowles Director	Date	George R. Nethercutt, Jr. Director	Date

/s/ Terry V. Rogers	2/21/2012	/s/ Anthony P. Taylor	2/21/2012
Terry V. Rogers Director	Date	Anthony P. Taylor Director	Date

Index to Consolidated Financial Statements

Page
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F- 2
Consolidated Balance Sheets at December 31, 2011 and 2010	F- 3
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009	F- 4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	F- 5
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009	F- 7
Notes to Consolidated Financial Statements	F- 8 to F- 61

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Hecla Mining Company
Coeur d'Alene, Idaho

We have audited the accompanying consolidated balance sheets of Hecla Mining Company as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hecla Mining Company at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hecla Mining Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 21, 2012 expressed an unqualified opinion thereon.

/S/ BDO USA, LLP
Spokane, Washington
February 21, 2012

Hecla Mining Company and Subsidiaries
 Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$266,463	$283,606
Investments	—	1,474
Accounts receivable:
Trade	10,996	36,295
Other, net	9,313	545
Inventories:
Concentrates, doré, stockpiled ore, and metals in transit and in-process	13,692	8,886
Materials and supplies	12,503	10,245
Current deferred income taxes	27,810	87,287
Other current assets	21,967	3,683
Total current assets	362,744	432,021
Non-current investments	3,923	1,194
Non-current restricted cash and investments	866	10,314
Properties, plants, equipment and mineral interests, net	923,212	833,288
Non-current deferred income taxes	88,028	100,072
Other non-current assets	17,317	5,604
Total assets	$1,396,090	$1,382,493
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$37,831	$31,725
Accrued payroll and related benefits	12,878	10,789
Accrued taxes	10,354	16,042
Current portion of capital leases	4,005	2,481
Current portion of accrued reclamation and closure costs	42,248	175,484
Current derivative contract liabilities	—	20,016
Total current liabilities	107,316	256,537
Long-term capital leases	6,265	3,792
Accrued reclamation and closure costs	111,563	143,313
Other non-current liabilities	30,833	16,598
Total liabilities	255,977	420,240
Commitments and contingencies (Notes 2, 3, 4, 6, 7, 8, 10 and 18)
SHAREHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
6.5% Mandatory Convertible Preferred stock, $0.25 par value, shares issued and outstanding, 2011 — 0 and 2010 — 2,012,500, liquidation preference 2011 — $0 and 2010 — $201,250	—	504
Common stock, $0.25 par value, authorized 500,000,000 shares; issued and outstanding 2011 — 285,289,924 shares and 2010 — 258,485,666 shares	71,420	64,704
Capital surplus	1,215,229	1,179,751
Accumulated deficit	(120,557)	(265,577)
Accumulated other comprehensive loss, net	(23,498)	(15,117)
Less treasury stock, at cost; 2011 — 392,645 shares and 2010 — 335,957 shares	(2,520)	(2,051)
Total shareholders’ equity	1,140,113	962,253
Total liabilities and shareholders’ equity	$1,396,090	$1,382,493

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income
(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Sales of products	$477,634	$418,813	$312,548
Cost of sales and other direct production costs	165,573	163,983	148,642
Depreciation, depletion and amortization	47,066	60,011	62,837
Total cost of sales	212,639	223,994	211,479
Gross profit	264,995	194,819	101,069
Other operating expenses:
General and administrative	18,540	18,219	18,624
Exploration	26,959	21,605	9,247
Pre-development	4,446	—	—
Other operating expense	7,658	5,334	5,389
Loss (gain) on disposition of property, plants, equipment and mineral interests	—	80	(6,234)
Termination of employee benefit plan	—	—	(8,950)
Provision for closed operations and environmental matters	9,747	201,136	7,721
Total other operating expense	67,350	246,374	25,797
Income (loss) from operations	197,645	(51,555)	75,272
Other income (expense):
Gain (loss) on derivative contracts	37,988	(20,758)	—
Net gain on sale of investments	611	588	4,070
Loss on impairment of investments	(140)	(739)	(3,018)
Interest and other income (expense)	(87)	126	1,121
Debt-related fees	—	—	(5,973)
Interest expense	(2,875)	(2,211)	(11,326)
Total other income (expense):	35,497	(22,994)	(15,126)
Income (loss) before income taxes	233,142	(74,549)	60,146
Income tax benefit (provision)	(81,978)	123,532	7,680
Net income	151,164	48,983	67,826
Preferred stock dividends	(552)	(13,633)	(13,633)
Income applicable to common shareholders	$150,612	$35,350	$54,193

Comprehensive income:
Net income	$151,164	$48,983	$67,826
Unrealized gain (loss) and amortization of prior service on pension plans	(7,754)	(1,653)	6,006
Change in fair value of derivative contracts	—	—	1,967
Unrealized holding gains (losses) on investments	(767)	(21)	3,498
Reclassification of net gain on sale or impairment of investments included in net income	140	739	(632)
Comprehensive income	$142,783	$48,048	$78,665
Basic income per common share after preferred dividends	$0.54	$0.14	$0.24
Diluted income per common share after preferred dividends	$0.51	$0.13	$0.23
Weighted average number of common shares outstanding – basic	280,956	251,146	224,933
Weighted average number of common shares outstanding – diluted	297,033	269,601	233,618

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net income	$151,164	$48,983	$67,826
Non-cash elements included in net income:
Depreciation, depletion and amortization	47,348	60,235	63,061
Net gain on sale of investments	(611)	(588)	(4,070)
Loss on impairment of investments	140	739	3,018
Loss (gain) on disposition of properties, plants, equipment and mineral interests	—	80	(6,234)
Provision for reclamation and closure costs	7,004	196,262	5,172
Deferred income taxes	76,944	(141,707)	(7,100)
Stock compensation	2,073	3,446	2,746
Preferred shares issued for debt-related fees	—	—	4,262
Amortization of loan origination fees	598	621	3,993
Amortization of intangible asset	—	1,380	1,388
Gain on termination of employee benefit plan	—	—	(8,950)
(Gain) loss on derivative contracts	(53,545)	20,795	2,139
Other non-cash items	1,209	(495)	(55)
Change in assets and liabilities:
Accounts receivable	16,531	(9,404)	(18,117)
Inventories	(7,064)	2,335	(135)
Other current and noncurrent assets	2,164	3,279	(1,526)
Accounts payable and accrued liabilities	1,466	10,896	(3,663)
Accrued payroll and related benefits	2,090	(3,376)	6,015
Accrued taxes	(5,688)	9,802	4,866
Accrued reclamation and closure costs	(172,855)	(8,666)	1,540
Other non-current liabilities	923	3,192	2,989
Net cash provided by operating activities	69,891	197,809	119,165
Investing activities:
Additions to properties, plants, equipment and mineral interests	(87,546)	(67,414)	(27,704)
Proceeds from sale of investments	1,366	1,138	4,091
Proceeds from disposition of properties, plants and equipment	113	29	8,023
Redemptions of restricted cash and investment balances	9,448	1,459	3,487
Increases in restricted cash and investment balances	(3,200)	—	—
Net cash used by investing activities	(79,819)	(64,788)	(12,103)
Financing activities:
Proceeds from exercise of warrants and stock options	5,786	53,093	—
Proceeds from issuance of common stock and warrants, net of related expense	—	—	128,334
Dividends paid to common shareholders	(5,592)	—	—
Dividend paid to preferred shareholders	(3,822)	(4,513)	—
Loan origination fees paid	(180)	(200)	(1,467)
Payments on interest rate swap	—	—	(3,013)
Treasury share purchase	(469)	(693)	—
Repayments of debt and capital leases	(2,938)	(1,780)	(162,708)
Net cash provided by (used in) financing activities	(7,215)	45,907	(38,854)
Net increase (decrease) in cash and cash equivalents	(17,143)	178,928	68,208
Cash and cash equivalents at beginning of year	283,606	104,678	36,470
Cash and cash equivalents at end of year	$266,463	$283,606	$104,678
Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest, net of amount capitalized	$1,683	$584	$6,683
Income tax payments	$17,874	$11,075	$1,025
Significant non-cash investing and financing activities:
Stock issued for acquisition of assets	$33,831	$—	$—
Capital leases acquired	$6,935	$3,212	$5,682
Equity securities received from dispositions of assets	$—	$—	$299
Accounts payable change relating to capital additions	$8,687	$3,488	$(4,190)
Preferred stock dividends paid in common stock	$—	$22,891	$—

See Notes 2 and 9 for additional non-cash investing and financing activities.

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries
 Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

	Series B Preferred Stock	Series C Mandatory Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances, January 1, 2009	$39	$504	$45,115	$981,161	$(351,700)	$(25,022)	$(640)	$649,457
Net income					67,826			67,826
Options granted				1,068				1,068
Options exercised (10,000 shares)			3	33				36
Stock issued to directors (23,000 shares)			6	78				84
Series B deferred dividends declared					(690)			(690)
6.5% Mandatory Convertible Preferred Stock dividends declared				16,351	(16,351)			—
Restricted stock units granted				1,573				1,573
Restricted stock unit distributions (152,000 shares)			39	(39)				—
Bonuses paid through stock issuances (925,000 shares)			230	1,932				2,162
Common stock and warrant private placement issuance (17,391,000 shares)			4,348	53,213				57,561
Common stock and warrant public offering (36,800,000 shares)			9,200	61,751				70,951
Warrants exercised (24,000 shares)			6	53				59
Conversion of 12% Convertible Preferred Stock to common stock (2,629,000 shares)			657	3,902				4,559
Other comprehensive income						10,839		10,839
Balances, December 31, 2009	39	504	59,604	1,121,076	(300,915)	(14,183)	(640)	865,485
Net income					48,983			48,983
Options granted				1,121				1,121
Options exercised (696,000 shares)			174	3,743			(718)	3,199
Stock issued to directors (82,000 shares)			20	410				430
Series B Preferred Stock dividends declared					(552)			(552)
6.5% Mandatory Convertible Preferred Stock dividends declared					(13,093)			(13,093)
Restricted stock units granted				1,895				1,895
Restricted stock unit distributions (480,000 shares)			120	(120)			(693)	(693)
Bonuses and other compensation paid through stock issuances (1,046,000 shares)			262	(262)				—
Warrants exercised (14,215,000 shares)			3,553	46,341				49,894
6.5% Mandatory Convertible Preferred Stock dividends paid in common stock (3,886,000 shares)			971	5,547				6,518
Other comprehensive loss						(934)		(934)
Balances, December 31, 2010	39	504	64,704	1,179,751	(265,577)	(15,117)	(2,051)	962,253
Net income					151,164			151,164
Options exercised (78,000 shares)			19	460				479
Stock issued to directors (43,000 shares)			11	331				342
Series B Preferred Stock dividends declared					(552)			(552)
Common stock dividends declared					(5,592)			(5,592)
Restricted stock units granted				1,671				1,671
Conversion of 6.5% Mandatory Convertible Preferred Stock to common stock (18,872,000) shares		(504)	4,719	(4,215)				—
Restricted stock unit distributions (321,000 shares)			80	(80)			(469)	(469)
Common stock issued for assets purchased (5,396,000 shares)			1,349	32,482				33,831
Warrants exercised (2,147,000 shares)			536	4,771				5,307
Bonuses and other compensation paid through stock issuances (8,000 shares)			2	58				60
Other comprehensive loss						(8,381)		(8,381)
Balances, December 31, 2011	$39	$—	$71,420	$1,215,229	$(120,557)	$(23,498)	$(2,520)	$1,140,113

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

A. Principles of Consolidation — Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include our accounts, our wholly-owned subsidiaries’ accounts and a proportionate share of the accounts of the joint ventures in which we participate. All significant inter-company balances and transactions have been eliminated in consolidation.

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

C.  Cash and Cash Equivalents — Cash and cash equivalents consist of all cash balances and highly liquid investments with a remaining maturity of three months or less when purchased and are carried at fair value. Cash and cash equivalents are invested in money market funds, certificates of deposit, U.S. government and federal agency securities, municipal securities and corporate bonds.

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

Finished goods inventory includes doré and concentrates at our operations, dor??in transit to refiners and bullion in our accounts at refineries. Inventories are valued at the lower of full cost of production or net realizable value based on current metals prices.

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

Drilling and related costs of approximately $3.6 million, $3.6 million, and $1.6 million, respectively, for the years ended December 31, 2011, 2010 and 2009 met our criteria for capitalization listed above, at our properties that are in the production stage.

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

I.  Impairment of Long-lived Assets — Management reviews and evaluates the net carrying value of all facilities, including idle facilities, for impairment upon the occurrence of other events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. We estimate the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment, and the value associated with property interests.

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

K. Pension Plans and Other Post-retirement Benefits — We maintain pension plans covering substantially all U.S. employees and provide certain post-retirement benefits for qualifying retired employees. Pension benefits generally depend on length and level of service and age upon retirement. Substantially all benefits are paid through pension trusts. We contributed approximately $0.3 million related to our unfunded supplemental executive retirement plan during 2011 and 2010, and expect to contribute $0.3 million related to this plan in 2012. We did not contribute to our other pension plans during 2011 and 2010, and expect to contribute approximately $1.1 million to the Hecla pension plan in 2012.

Regulations regarding employers’ accounting for defined benefit pension and other post-retirement plans among other things, require us to:

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

We evaluate uncertain tax positions in a two-step process, whereby (1) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the related tax authority would be recognized.

We classify mine license taxes incurred in the states of Alaska and Idaho as other direct production costs reported in our gross profits. Our costs for mine license taxes for the years ended December 31, 2011, December 31, 2010, and December 31, 2009 were $6.4 million, $9.6 million, and $5.3 million, respectively. Approximately 98% of the taxes accrued in all three periods were for the State of Alaska.

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

Accruals for closure costs, reclamation and environmental matters for operating and non-operating properties totaled $153.8 million at December 31, 2011, and we anticipate that the majority of these expenditures relating to these accruals will be made over the next three years. It is reasonably possible the ultimate cost of reclamation and remediation could change in the future, and that changes to these estimates could have a material effect on future operating results as new information becomes known.

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

At December 31, 2011, metals contained in concentrates and exposed to future price changes totaled 1.2 million ounces of silver, 5,008 ounces of gold, 11,293 tons of zinc, and 3,493 tons of lead.  However, as discussed in P. Risk Management Contracts below, we began utilizing a program in 2010 to mitigate the risk of negative price adjustments with limited mark-to-market financially settled forward contracts for our zinc and lead sales.

Sales from our Greens Creek and Lucky Friday units include significant value from by-product metals mined along with net values of each unit’s primary metal.  We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate. Within our cost per ounce calculations, because we consider zinc, lead, and gold to be by-products of our silver production, the values of these metals offset operating costs.  While value from zinc, lead, and gold is significant at Greens Creek, and value from lead and zinc is significant at Lucky Friday, we believe identification of silver as the primary product, with the other metals we produce as by-product credits, is appropriate because i) silver has historically accounted for a higher proportion of revenue than any other metal and is expected to do so in the future, ii) our operations are situated in mining districts associated with silver production or have deposits containing unusually high portions of silver, iii) our operations generally utilize selective mining methods to target silver and metallurgical treatment that maximize silver recovery, and iv) we have historically presented our operations as primary producers of silver, based on the original analyses that justified putting them into production, and believe that consistency in disclosure is important to our investors regardless of the relationships of metals prices and production from year to year.

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

For the years ended December 31, 2011  and December 31, 2010, we recognized total net foreign exchange losses of $0.2 million and $37,000, respectively .  For the year ended December 31, 2009, we recognized a total net foreign exchange gain of $0.1 million.

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

In the second quarter of 2010 we began utilizing two financially-settled forward contract programs to manage the exposure to changes in prices of zinc and lead contained in 1) our concentrate shipments between the time of sale and final settlement and 2) our forecasted future concentrate shipments.  The contracts under these programs do not qualify for hedge accounting, and are marked-to-market through earnings each period.  See Note 10 for additional information on base metal derivative contracts, including open positions as of December 31, 2011.

In May 2008, we entered into an interest rate swap agreement that had the economic effect of modifying the LIBOR-based variable interest obligations associated with our term credit facility.  In October 2009, we repaid the remaining outstanding balance on our term facility.  As a result, we determined hedge accounting for the swap to be inappropriate as of September 30, 2009, and wrote-off the remaining $0.8 million accumulated unrealized loss and recorded a $38,000 mark-to-market adjustment for the fair value of the swap through interest expense in the third quarter of 2009.   In October 2009, we paid $0.7 million to settle the remaining fair value liability associated with the swap.  For additional information regarding our credit facilities and interest rate swap, see Note 6 and Note 10.

Q. Stock Based Compensation — The fair value of the equity instruments granted to employees are estimated on the date of grant using the Black-Scholes pricing model  (see  Note 9 for information on the methodologies and assumptions used).   We recognized stock-based compensation expense of approximately  $2.1 million, $3.4 million, and $2.7 million, respectively, during 2011, 2010 and 2009, which was recorded to general and administrative expenses, exploration and cost of sales and other direct production costs.   As of December 31, 2011, the majority of the instruments outstanding were fully vested.

For additional information on our employee stock option and unit compensation, see Note 9.

R. Pre-Development Expense — Costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, are expensed due to the lack of proven and probable reserves, which are necessary to demonstrate future recoverability of these expenses.

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

Potential dilutive common shares include outstanding stock options, unvested restricted stock awards, stock units, warrants and convertible preferred stock for periods in which we have reported net income. For periods in which we reported net losses, potential dilutive common shares are excluded, as their conversion and exercise would be anti-dilutive. See Note 13 for additional information.

U. Comprehensive Income (Loss) — In addition to net income (loss), comprehensive income (loss) includes certain changes in equity during a period, such as adjustments to minimum pension liabilities, adjustments to recognize the over-funded or underfunded status of our defined benefit pension plans, the effective portion of changes in fair value of derivative instruments that qualify for hedge accounting, and cumulative unrecognized changes in the fair value of available for sale investments, net of tax, if applicable.

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

W. New Accounting Pronouncements — In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, which, among other things, amended Subtopic 220 with respect to the presentation of other comprehensive income and its components in the financial statements.  The update amended Subtopic 220 so that a Securities and Exchange Commission filer may present other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  The filer is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.  The amendments in this update apply to both annual and interim periods beginning after December 15, 2011, with the exception of the amendment regarding presentation of reclassification adjustments, which has been deferred to a later date.  Adoption of this update is not anticipated to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, which amends Subtopic 820 to clarify the application of existing common fair value measurement and disclosure requirements.  ASU 2011-04 provides clarification for the following:

1.  the application of the highest and best use of valuation premise concepts;
2.      measuring the fair value of an instrument classified in shareholders' equity; and
3.      disclosures about fair value measurements.

In January 2010, the FASB issued ASU 2010-06, which amends Subtopic 820-10 to require new disclosures on fair value measurements as follows:

1.      The amounts of and reasons for significant transfers in and out of Levels 1 and 2.
2.      Separate information about purchases, sales, issuances, and settlements in Level 3 fair value measurements.

ASU 2010-06 also provides amendments to Subtopic 820-10 that clarify existing fair value measurement disclosures as follows:

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

The new disclosures and clarifications of existing disclosures discussed above are effective for interim and annual periods beginning after December 15, 2011, except for the disclosures about fair value measurements.  Those disclosures are effective for fiscal years beginning after December 31, 2010.  Adoption of this guidance has not, and is not expected to have a material impact on our consolidated financial statements.

During February 2010, the FASB issued ASU 2010-08, which corrected existing guidance for various topics.  The update became generally effective for the first reporting period (including interim periods) beginning after issuance.  These conditions did not have a material impact on our consolidated financial statements.

Note 2. Cash, Investments, and Restricted Cash

Cash

Our cash is maintained in various financial institutions, with a large majority of our cash balances at December 31, 2011 invested in either U.S. government paper (treasury or agency) or U.S. government or treasury money market funds which are not insured by the Federal Deposit Insurance Corporation (“FDIC”).  A small portion of our cash balances are held in bank accounts insured by the FDIC for either unlimited amounts (for non-interest-bearing accounts) or up to $250,000 per institution (for interest-bearing accounts).  Some of these balances were in interest-bearing accounts and exceeded the $250,000 federally insured limit applicable for those institutions.  We have not experienced losses on cash balances exceeding the federally insured limits, but there can be no assurance that we will not experience such losses in the future.

Investments

No current investments were held at December 31, 2011.  At December 31, 2010, the fair value of our current investments was $1.5 million, with a cost basis of approximately $0.8 million.  This investment was sold in February 2011 for proceeds of $1.4 million, resulting in a pre-tax gain of approximately $0.6 million.

At December 31, 2011 and 2010, the fair value of our non-current investments was $3.9 million and $1.2 million, respectively. Marketable equity securities are carried at fair market value, as they are classified as “available-for-sale.”  The basis of our non-current investments, representing equity securities, was approximately $3.5 million and $0.2 million, respectively, at December 31, 2011 and 2010.  During the fourth quarter of 2011, we recognized a $0.1 million loss in current earnings on impairment of equity shares, as we determined the impairment to be other-than-temporary.

In January 2010 we sold stock having a cost basis of approximately $0.6 million for proceeds of $1.1 million, resulting in a pre-tax gain of approximately $0.5 million.

At December 31, 2011, total unrealized gains of $0.4 million for investments held having a net gain position and total unrealized losses of $47 thousand for non-current investments held having a net loss position were included in accumulated other comprehensive income (loss).

Restricted Cash and Investments

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Restricted investments primarily represent investments in money market funds and certificates of deposit. These investments (which included current and non-current balances) are restricted primarily for reclamation funding or surety bonds and were $0.9 million at December 31, 2011, and $10.3 million at December 31, 2010.

Note 3: Properties, Plants, Equipment and Mineral Interests, and Lease Commitments

Properties, Plants, Equipment and Mineral Interests

Our major components of properties, plants, equipment, and mineral interests are (in thousands):
	December 31,
	2011	2010
Mining properties, including asset retirement obligations	$286,873	$276,869
Development costs	123,772	114,071
Plants and equipment	383,045	351,146
Land	11,188	10,301
Mineral interests	383,491	358,857
Construction in progress	125,045	65,346
	1,313,414	1,176,590
Less accumulated depreciation, depletion and amortization	390,202	343,302
Net carrying value	$923,212	$833,288

During 2011, we incurred total capital expenditures, excluding additions acquired under capital leases and adjustments to asset retirement obligations, of approximately $130.1 million, which included $58.1 million at the Lucky Friday unit, $36.8 million at the Greens Creek unit, and $33.8 million for the acquisition of the remaining 30% interest in the San Juan Silver project (see Note 16 for more information) .

Capital Leases

During 2011 and 2010 we entered into lease agreements for equipment at our Greens Creek and Lucky Friday units which we have determined to be capital leases.  As of December 31, 2011 and 2010, we have recorded $15.8 million and $8.9 million, respectively, for the gross amount of assets acquired under the capital leases and $5.7 million and $3.1 million, respectively, in accumulated depreciation, classified as plants and equipment in Properties, plants, equipment and mineral interests.  See Note 6 for information on future obligations related to our capital leases.

Operating Leases

We enter into operating leases during the normal course of business. During the years ended December 31, 2011, 2010 and 2009, we incurred expenses of $3.0 million, $3.0 million and $2.4 million, respectively, for these leases. At December 31, 2011, future obligations under our non-cancelable operating leases were as follows (in thousands):

Year ending December 31,
2012	$2,691
2013	2,082
2014	2,076
2015	374
2016	347
Thereafter	1,010
Total	$8,580

Note 4: Environmental and Reclamation Activities

The liabilities accrued for our reclamation and closure costs at December 31, 2011 and 2010, were as follows (in thousands):

	2011	2010
Operating properties:
Greens Creek	$36,123	$35,267
Lucky Friday	1,520	1,130
Non-operating properties:
San Sebastian	218	218
Grouse Creek	13,262	13,651
Coeur d’Alene Basin	95,081	262,153
Republic	3,538	3,800
All other sites	4,069	2,578
Total	153,811	318,797
Reclamation and closure costs, current	(42,248)	(175,484)
Reclamation and closure costs, long-term	$111,563	$143,313

The activity in our accrued reclamation and closure cost liability for the years ended December 31, 2011, 2010 and 2009, was as follows (in thousands):

Balance at January 1, 2009	$121,347
Accruals for estimated costs	5,980
Revision of estimated cash flows due to changes in reclamation plans	3,347
Receipt of settlement payment for shared reclamation costs incurred	3,150
Payment of reclamation obligations	(2,623)
Balance at December 31, 2009	131,201
Accruals for estimated costs	196,067
Payment of reclamation obligations	(8,471)
Balance at December 31, 2010	318,797
Accruals for estimated costs	7,869
Payment of reclamation obligations	(172,855)
Balance at December 31, 2011	$153,811

During the fourth quarter of 2010, we recorded an additional $193.2 million provision for remediation of the Coeur d'Alene Basin based on an understanding reached among the United States, the Coeur d’Alene Indian Tribe (“Plaintiffs”), and the State of Idaho, bringing our accrual to $262.2 million as of December 31, 2010. On September 8, 2011, a Consent Decree (the “Consent Decree”) settling environmental litigation and related claims involving Hecla Limited pertaining to historic releases of mining wastes in the Coeur d'Alene Basin was approved and entered by the U.S. District Court in Idaho. The Consent Decree resolved all existing claims of the Plaintiffs against Hecla Limited and its affiliates under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) (and certain other statutes) for past response costs, future environmental remediation costs, and natural resource damages related to historic releases of mining wastes in the Coeur d'Alene River Basin.  The Consent Decree also resolved all remaining obligations of Hecla Limited under the 1994 Consent Decree relating to the “Box,” a rectangular 21-square-mile site located near Kellogg, Idaho within the Bunker Hill Superfund site. The Consent Decree contains comprehensive terms of settlement, including financial terms which require that Hecla Limited pay, in the aggregate, $264.4 million to the Plaintiffs over approximately three years. In early October 2011, Hecla Limited made payments totaling approximately $168 million to the Plaintiffs, and delivered surety bonds providing security for the remaining $96.4 million due over the next three years. Subsequently, Hecla Limited paid an additional approximately $1million, leaving its remaining payment obligations at $95.4 million.  See the Settlement of Bunker Hill Superfund Site Claims section of Note 7 for more information.

In March 2010, Hecla Limited received an invoice for $5.3 million from the EPA to cover response costs incurred by the EPA in performing work required by the Bunker Hill Superfund Site Consent Decree.  Prior to this invoice, Hecla Limited determined its potential range of liability for these costs of between $2.7 and $6.8 million, and accrued $2.7 million (the minimum of this range), as we believed no amount within the range was more likely than any other.  Upon receiving the EPA’s March invoice, Hecla Limited increased its accrual to $5.3 million in the first quarter of 2010, and resolved the claim with payment of the invoice amount in May 2010.  See the Settlement of Bunker Hill Superfund Site Claims of Note 7, for more information.

In December 2009 Hecla Limited received $3.3 million plus interest for settlement of a claim by us against ASARCO through their bankruptcy proceeding.  The claim was for costs incurred by us for ASARCO’s share of such costs under cost sharing agreements relating to the Bunker Hill Superfund site.  Prior to receipt of the claim settlement, our accrued reclamation and closure cost liability was recorded net of approximately $3.2 million of the ASARCO claim amount.    Therefore, receipt of the claim settlement resulted in a $3.2 million increase to our accrued reclamation and closure liability balance, with the remaining $0.1 million recorded as a decrease to accounts receivable.

Asset Retirement Obligations

Below is a reconciliation as of December 31, 2011 and 2010 (in thousands), of the asset retirement obligations relating to our operating properties, which are included in our total accrued reclamation and closure costs of $153.8 million and $318.8 million, respectively, discussed above. The estimated reclamation and abandonment costs were discounted using credit adjusted, risk-free interest rates ranging from 6% to 7% from the time we incurred the obligation to the time we expect to pay the retirement obligation.

	2011	2010
Balance January 1	$36,397	$36,364
Changes in obligations due to changes in reclamation plans	387	—
Accretion expense	1,119	627
Payment of reclamation obligations	(260)	(594)
Balance at December 31	$37,643	$36,397

Note 5: Income Taxes

Major components of our income tax provision (benefit) for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	2011	2010	2009
Current:
Federal	$3,823	$10,063	$(1,277)
State	752	6,694	33
Foreign	459	459	664
Total current income tax provision	5,034	17,216	(580)
Federal and state deferred income tax (benefit) provision	76,944	(140,748)	(7,100)
Total income tax (benefit) provision	$81,978	$(123,532)	$(7,680)

Domestic and foreign components of income (loss) from operations before income taxes for the years ended December 31, 2011, 2010 and 2009, are as follows (in thousands):

	2011	2010	2009
Domestic	$244,833	$(66,348)	$59,779
Foreign	(11,691)	(8,201)	367
Total	$233,142	$(74,549)	$60,146

The annual tax provision (benefit) is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax income (loss). The reasons for the difference are (in thousands):

	2011		2010		2009
Computed “statutory” (benefit) provision	$81,600	35%	$(26,092)	(35)%	$21,051	35%
Percentage depletion	(13,751)	(6)	(8,858)	(12)	(7,953)	(16)
Net increase (utilization) of U.S. and foreign tax loss carryforwards	3,822	2	2,713	3	(13,098)	(19)
Change in valuation allowance other than utilization	—	—	(88,069)	(118)	(7,100)	(12)
Tax loss carryback from change in tax law	—	—	—	—	(1,989)	(3)
State taxes, net of federal taxes	10,890	5	(4,717)	(6)	33	—
Effect of U.S. AMT, foreign taxes other	(583)	(1)	1,491	2	1,376	2
	$81,978	35%	$(123,532)	(166)%	$(7,680)	(13)%

We evaluated the positive and negative evidence available to determine the amount of valuation allowance required on our deferred tax assets.  At December 31, 2011 and 2010, the balances of our valuation allowances were $23 million and $19 million, respectively, primarily for foreign net operating loss carryforwards. For the year ended December 31, 2011, the U.S. federal and state deferred tax assets were reduced by utilization of approximately $71 million.  For the year ended December 31, 2010, the U.S. federal and state deferred tax assets for tax loss carryforwards were reduced by utilization from current taxable income of approximately $77 million.  Also, during the fourth quarter of 2010, due to increased gross profits and a favorable outlook for metal prices supporting future taxable income and our assessment that our deferred tax assets were more likely than not recoverable, we recorded a reduction in valuation allowance on U.S. deferred assets of $88 million. The amount of the deferred tax asset considered recoverable, however, could be reduced in the near term if estimates of future taxable income are reduced. The valuation allowance on losses in foreign jurisdictions and foreign tax credits increased by $3.7 million in 2011.

The components of the net deferred tax asset were as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Accrued reclamation costs	$62,225	$129,687
Deferred exploration	18,585	14,596
Foreign net operating losses	20,234	16,850
Federal net operating losses	47,875	36,744
State net operating losses	2,445	924
AMT credit carryforwards	15,210	10,879
Unrealized loss on derivatives contracts	—	8,459
Pension and benefit obligation	9,940	3,198
Miscellaneous	16,002	14,132
Total deferred tax assets	192,516	235,469
Valuation allowance	(22,895)	(19,073)
Total deferred tax assets	169,621	216,396
Deferred tax liabilities:
Unrealized gain on derivatives contracts	(13,293)	—
Properties, plants and equipment	(40,490)	(29,037)
Total deferred tax liabilities	(53,783)	(29,037)
Net deferred tax asset	$115,838	$187,359

We plan to permanently reinvest earnings from foreign subsidiaries. For the years 2011, 2010 and 2009 we had no unremitted foreign earnings. Foreign net operating losses carried forward are shown above as a deferred tax asset, with a corresponding valuation allowance as discussed below.

We recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized principally due to the expiration of foreign net operating losses and foreign tax credit carryforwards. The changes in the valuation allowance for the years ended December 31, 2011, 2010 and 2009, are as follows (in thousands):

	2011	2010	2009
Balance at beginning of year	$(19,073)	$(104,429)	$(138,848)
Increase related to non-utilization of net operating loss carryforwards and non-recognition of deferred tax assets due to uncertainty of recovery	(3,822)	(2,713)	—
Decrease related to net recognition of deferred tax assets	—	88,069	7,100
Decrease related to utilization and expiration of deferred tax assets	—	—	27,319
Balance at end of year	$(22,895)	$(19,073)	$(104,429)

As of December 31, 2011, for U.S. income tax purposes, we have federal and state net operating loss carryforwards of $137 million and $54 million, respectively.  These net operating loss carryforwards have a 20 year expiration period, the earliest of which could expire in 2020.  We have foreign net operating loss carryforwards of approximately $68 million, which expire between 2011 and 2031. We have approximately $15 million in alternative minimum tax credit carryforwards which do not expire and are eligible to reduce future U.S. tax liabilities.  Our utilization of U.S. net operating loss carryforwards may be subject to annual limitations if there is a change in control as defined under Internal Revenue Code Section 382.

In addition, at December 31, 2011 and 2010 we had $20 million and $19 million, respectively, of additional federal net operating loss carryovers relating to excess tax benefits from the exercise of employee stock options and the vesting of restricted stock awards. These amounts are not reflected in our deferred tax asset for net operating loss carryovers.  We  recognize the excess tax benefits from the exercise of employee stock options and the vesting of restricted stock awards in the period in which these tax benefits reduce income taxes payable, after net operating loss carryforwards are fully utilized.

The Company and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.  We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 1996, or examinations by foreign tax authorities for years prior to 2005.  We currently have no tax years under examination.

The Company had no unrecognized tax benefits as of December 31, 2011or December 31, 2010, and there was no change in unrecognized tax benefits during the current year.  Due to the net operating loss carryover provision, coupled with the lack of any unrecognized tax benefits, the Company has not provided for any interest or penalties associated with any uncertain tax positions.  If interest and penalties were to be assessed, our policy is to charge interest to interest expense, and penalties to other operating expense.  It is not anticipated that there will be any significant changes to unrecognized tax benefits within the next 12 months.

At December 31, 2011, we recorded a net receivable for federal and state income taxes of approximately $8.0 million, which is included in Accounts receivable: Other, net on our consolidated balance sheets.

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

On February 4, 2009, we entered into an agreement to sell 32 million units comprised of one share of common stock and one-half Series 3 Warrant to purchase one share of common stock in an underwritten public offering for proceeds of approximately $65.6 million. On February 6, 2009, the underwriters exercised their over-allotment option in connection with the original offering, resulting in the issuance and sale of 4.8 million additional units for additional proceeds of approximately $9.8 million.  We applied $40 million of the total proceeds to the retirement of our outstanding bridge loan facility balance on February 10, 2009.  In accordance with the credit facilities, we also reduced our term loan by approximately $8 million in February 2009.

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

Prior to its repayment in October 2009, our then-outstanding term facility balance was subject to an interest rate swap and had an interest rate of 9.38%.  The interest rate applicable margins did not change as a result of the February 3 and June 29, 2009 amendments to the agreement. During 2009 we incurred interest expense totaling $11.3 million, including amortization of loan origination fees and net expense incurred for the interest rate swap, for the term facility prior to our repayment of the outstanding balance in October 2009.  The bridge facility had an interest rate of either LIBOR plus 6.00% or an alternative base rate plus 5.00%.  During the first quarter of 2009, we incurred interest expense totaling $2.3 million, including amortization of loan origination fees, for the bridge facility prior to our repayment of the outstanding balance in February 2009.  Total interest expense incurred for our credit facilities for 2009 included $4.0 million for the amortization of loan origination fees and net expense of $2.7 million related to interest rate swap adjustments.

The February 3, 2009 amendment to the credit agreement also required us to pay an additional fee to our lenders upon effectiveness of the amendment, and on each subsequent July 1 and January 1, by issuing to the lenders an aggregate amount of a new Series of 12% Convertible Preferred Stock (discussed further in Note 9) equal to 3.75% of the aggregate principal amount of the term facility outstanding on February 10, 2009 and on each July 1 and January 1 thereafter until the term facility was paid off in full.  Pursuant to this requirement, 42,621 shares of 12% Convertible Preferred Stock valued at $4.3 million were issued to the lenders in February 2009.  However, the June 2009 amendment to our credit agreement waived, through September 15, 2009, the 3.75% semiannual fee paid in 12% Convertible Preferred Stock.  The fee waiver was extended for an additional month in September 2009, until October 15, 2009, and we repaid the remaining outstanding balance on the term facility on October 14, 2009.  In July 2009, 13,700 of the 12% Convertible Preferred Shares were converted to common stock, with the remaining 28,921 shares converted in October 2009.

We have a $100 million senior secured revolving credit facility, which is collateralized by the shares of common stock held in our material subsidiaries, and by our joint venture interests in the Greens Creek mine, all of our rights and interests in the joint venture agreement, and all of our rights and interests in the assets of the joint venture.  This credit facility originated from a $60 million senior secured revolving credit agreement entered into in October 2009.  The agreement was amended in December 2010 to extend the term of the agreement, reduce the commitment fee rate and interest rate spreads, allow the issuance of secured and unsecured debt and investments to governmental authorities as payment of obligations owed to such authorities, and to allow the release of certain liens and security interests granted to the lenders to secure the credit facility. The agreement was again amended on October 10, 2011 to increase the secured revolving credit facility to $100 million. Amounts borrowed under the credit agreement are available for general corporate purposes.  The interest rate on outstanding loans under the agreement is between 2.75% and 3.5% above the LIBOR or an alternative base rate plus an applicable margin of between 1.75% and 2.5%.  We are required to pay a standby fee of between 0.825% and 1.05% per annum on undrawn amounts under the revolving credit agreement.  The credit facility is effective until September 30, 2014. We incurred $0.6 million in interest expense in  2011 for the amortization of loan origination fees and $0.6 million in interest expense for commitment fees relating to the credit agreement.

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

We were in compliance with all covenants under the amended credit agreement as of December 31, 2011.  We have not drawn funds on the current revolving credit facility as of the filing date of this Form 10-K.

Capital Leases

We entered into five 48-month lease agreements in 2010 and 2009 for equipment at our Greens Creek and Lucky Friday units, which we have determined to be capital leases. At December 31, 2011, the total liability balance associated with capital leases, including purchase option amounts, was $10.3 million, with $4.0 million of the liability classified as current and $6.3 million classified as non-current.  At December 31, 2010, the total liability balance associated with capital leases was $6.3 million, with $2.5 million of the liability classified as current and $3.8 million classified as non-current. The annual maturities of capital lease commitments, including interest, as of December 31, 2011 are:

Year ending December 31,
2012	$4,190
2013	2,734
2014	2,506
2015	1,303
2016	21
Total	10,754
Less: imputed interest	(692)
Net capital lease obligation	$10,062

Note 7: Commitments and Contingencies

Bunker Hill Superfund Site and Related Environmental Claims

Settlement of Bunker Hill Superfund Site Claims

On September 8, 2011, a Consent Decree (the “Consent Decree”) settling previously disclosed environmental litigation and related claims involving Hecla Limited pertaining to historic releases of mining wastes in the Coeur d'Alene Basin was approved and entered by the U.S. District Court in Idaho. The Consent Decree resolved all existing claims of the United States, the Coeur d'Alene Indian Tribe, and the State of Idaho (“Plaintiffs”) against Hecla Limited and its affiliates under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) (and certain other statutes) for past response costs, future environmental remediation costs, and natural resource damages related to historic releases of mining wastes in the Coeur d'Alene River Basin.  The Consent Decree also resolved all remaining obligations of Hecla Limited under the 1994 Consent Decree relating to the “Box,” a rectangular 21-square-mile site located near Kellogg, Idaho within the Bunker Hill Superfund site. The Consent Decree contains comprehensive terms of settlement, including financial terms which require that Hecla Limited pay, in the aggregate, $264.4 million to the Plaintiffs over approximately three years. In early October 2011, Hecla Limited made payments totaling approximately $168 million to the Plaintiffs, and delivered surety bonds providing security for the remaining $96.4 million due over the next three years. Subsequently, Hecla Limited paid an additional approximately $1 million, leaving its remaining payment obligations at $95.4 million.

Accrual for Basin Claims

In light of the approximately $168 million already paid under the Consent Decree in October 2011, and the subsequent payment of approximately $1 million in warrant proceeds received as of December 31, 2011, Hecla Limited remains obligated under the Consent Decree to make the following payments:

•	$25 million of cash by October 8, 2012;

•	$15 million of cash by October 8, 2013; and

•
approximately $55.4 million by August 2014, as quarterly payments of the proceeds from the exercise of any outstanding Series 1 and Series 3 warrants (which have an exercise price of between $2.44 and $2.49 per share) during the quarter, with the remaining balance, if any, due in August 2014.

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

As a result of the foregoing developments, we have accrued a total of $95.1 million as of December 31, 2011 for the net present value of all of Hecla Limited's future payments due under the Consent Decree.

Insurance Coverage

In 1991, Hecla Limited initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to Hecla Limited and its predecessors. Hecla Limited believes the insurance companies had a duty to defend and indemnify Hecla Limited under their policies of insurance for all liabilities and claims asserted against it by the EPA and the Tribe under CERCLA related to the Box and the Basin. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla Limited in the Tribe's lawsuit. During 1995 and 1996, Hecla Limited entered into settlement agreements with a number of the insurance carriers named in the litigation. Prior to 2009, Hecla Limited received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent (30%) of these settlements were paid to reimburse the U.S. Government for past costs under the Box Decree. Litigation is still pending against one insurer and the trial was suspended until the underlying environmental claims against Hecla Limited were resolved or settled. Now that the Consent Decree has been entered, we expect to move towards resolution of Hecla Limited's insurance claims in the next few months, either through settlement or trial. As of December 31, 2011, Hecla Limited has not recorded a receivable or reduced its accrual for obligations under the Consent Decree to reflect the receipt of any potential insurance proceeds, and there can be no assurances that Hecla Limited will collect any proceeds as a result of these claims.

Rio Grande Silver Guaranty

On February 21, 2008, our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), entered into an agreement with Emerald Mining & Leasing, LLC (“EML”) and Golden 8 Mining, LLC (“G8”) to acquire the right to earn-in to a 70% interest in the San Juan Silver Joint Venture, which holds a land package in the Creede Mining District of Colorado. On October 24, 2008, Rio entered into an amendment to the agreement which delayed the incurrence of qualifying expenses to be paid by Rio pursuant to the original agreement. In December 2011, Rio acquired EML's and G8's full ownership percentage of a certain portion of the San Juan Silver Joint Venture.  A new joint venture agreement was established between those parties pertaining to the remaining portion of the land package in the Creede District, and Rio holds a 70% interest in the new joint venture agreement. In connection with the 2008 agreement, we are required to guarantee certain environmental remediation-related obligations of EML to a third party up to a maximum liability to us of $2.5 million. As of December 31, 2011, we have not been required to make any payments pursuant to the guaranty. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to the third party. However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties named in the amended agreement, have jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guaranty as of December 31, 2011.

Lucky Friday Water Permit Exceedances

In late 2008 and during 2009, Hecla Limited experienced a number of alleged water permit exceedances for water discharges at its Lucky Friday unit. The 2008 alleged violations resulted in Hecla Limited entering into a Consent Agreement and Final Order (“CAFO”) and a Compliance Order with the EPA in April 2009, which included an extended compliance timeline. In connection with the CAFO, Hecla Limited agreed to pay an administrative penalty to the EPA of $177,500 to settle any liability for such alleged exceedances. The 2009 alleged violations were the subject of a December 2010 letter from the EPA informing Hecla Limited that EPA is prepared to seek civil penalties for these alleged violations, as well as for alleged unpermitted discharges of waste water in 2010 at the Lucky Friday unit. In the same letter, the EPA invited Hecla Limited to discuss these matters with them prior to filing a complaint. In April 2011, Hecla Limited received an additional request for information from the EPA on the alleged unpermitted discharges in 2010. Hecla Limited disputes the EPA's assertions, but has begun negotiations with the EPA in an attempt to resolve the matter, which includes additional water quality monitoring to better understand the quality and source of the alleged unpermitted discharge. We do not believe that the outcome of this claim will have a material adverse effect on our results from operations or financial position.

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

As of January 2010, the EPA had allegedly incurred approximately $91 million in response costs to implement remedial measures at the Gilt Edge site, and estimated future response costs of $72 million. Hecla Limited did not acquire CoCa until 1991, well after CoCa discontinued its involvement with the Gilt Edge site. In addition, CoCa is and always has been a separate corporate entity from Hecla Limited.

In August 2010, CoCa initiated negotiations with the United States in order to reach a settlement of its liabilities at the site that accounts for CoCa's limited financial resources. In late September 2010, in connection with these negotiations, CoCa received a request from the Department of Justice for additional information regarding its finances. CoCa provided written responses and additional information in January 2011. In April 2011, CoCa, and its parent Hecla Limited, received additional information requests related to Gilt Edge, and both entities responded to the EPA in July 2011. We believe that Hecla Limited is not liable for any cleanup at the site, and if CoCa might be liable, it has limited assets with which to satisfy any such liability. Settlement negotiations with the EPA are ongoing.

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

Barker-Hughesville Site, Cascade and Judith Basin Counties, Montana

In April 2011, a complaint was filed against Hecla Mining Company and several other mining companies in Federal District Court in Montana by ASARCO, LLC, seeking contribution and cost recovery relating to the alleged payment by ASARCO of approximately $9 million to the State of Montana and the United States in connection with ASARCO's CERCLA liabilities at the Block P Mine and Mill Site, which is part of the Barker-Hughesville Mining District, which is a Superfund site in Montana. The complaint was amended in September 2011 to name Hecla Limited rather than Hecla Mining Company as one of the defendants to the lawsuit. We have begun investigating the basis for ASARCO's claims and believe Hecla Limited had very limited involvement at the site in the early 1980s.   We do not believe that the outcome of this claim will have a material adverse effect on our results from operations or financial position, and have made an immaterial accrual for potential liability on this matter.

Johnny M Mine Area near San Mateo, McKinley County, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under CERCLA for environmental cleanup at the site and costs the EPA has incurred at the site. Mining at the Johnny M was conducted for a limited period of time by Ranchers Exploration and Development Corporation, a predecessor of our subsidiary, Hecla Limited. In June 2011, Hecla Limited responded to the EPA's request and discussions are ongoing. In February 2012, a subsidiary of Hecla Limited acquired a parcel of land that is adjacent to the Johnny M site and which was occupied by one or more individuals and animals that were part of a livestock business located on the property.  EPA has alleged that this property may contain hazardous substances released from the Johnny M site.  The land was purchased for $1.875 million and Hecla also received a release from liability from the landowners.  While we believe it is probable that Hecla Limited will have some amount of liability relating to the Johnny M Site, we cannot with any degree of certainty estimate the amount of such liability. Estimating the amount of such liability is not possible at this point in time for several reasons, including (but not limited to) that neither the EPA nor Hecla Limited have completed investigations of the site, the amount and type of remediation required have not yet been determined, and the existence of other potentially responsible parties has not yet been determined.  Although we cannot estimate the amount of any liability relating to the Johnny M site we may face, our consolidated financial statements for the year ending December 31, 2011 which are included in this Annual Report include an accrual by Hecla Limited of $2.04 million for liabilities that are probable or have already been incurred.  This amount includes the $1.875 million to purchase the adjacent property and obtain a release from the landowners, and $165,000 for estimated investigation and planning costs.

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

In June 2011, the EPA informed Hecla Limited that it believes Hecla Limited, among several other viable companies, may be liable for cleanup of the site or for costs incurred by the EPA in cleaning up the site. The EPA stated in the June 2011 letter that it has incurred approximately $4.5 million in response costs and estimated that total remediation costs may exceed $100 million. Because Hecla Limited had very limited activity at the site, we do not believe that the outcome of the claim will have a material adverse effect on our results from operations or financial position. We have not recorded a liability relating to the site as of December 31, 2011.

Other Commitments

Our contractual obligations as of December 31, 2011 included approximately $9.3 million for commitments relating to capital items, along with $.01 million for various non-capital costs, at Lucky Friday and Greens Creek. In addition, our commitments relating to open purchase orders at December 31, 2011 included approximately $9.9 million and $0.1 million, respectively, for various capital items at the Greens Creek and Lucky Friday units, and approximately $0.6 million and $0.1 million, respectively, for various non-capital costs. We also have total commitments of approximately $10.8 million relating to scheduled payments on capital leases, including interest, primarily for equipment at our Greens Creek and Lucky Friday units (see Note 6 for more information).

We had letters of credit for approximately $0.6 million outstanding as of December 31, 2011 for reclamation and workers' compensation insurance bonding. The remaining payments under the terms of the Consent Decree require third party surety for which Hecla Limited pays an annual maintenance fee. The first annual maintenance fee of $0.6 million was paid in October 2011.

Other Contingencies

On February 1, 2012, a purported Hecla stockholder filed a putative class action lawsuit in U.S. District Court for the District of Idaho against Hecla and certain of our officers, one of whom is also a director.  The complaint, purportedly brought on behalf of all purchasers of Hecla common stock from October 26, 2010 through and including January 11, 2012, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses.  Specifically, the complaint alleges that Hecla, under the authority and control of the individual defendants, made certain false and misleading statements and allegedly omitted certain material information. The complaint alleges that these actions artificially inflated the market price of Hecla common stock during the class period, thus purportedly harming investors. A second suit was filed on February 14, 2012, alleging virtually identical claims. We cannot predict the outcome of such proceedings or an estimate of damages, if any. We believe that these claims are without merit and intend to defend them vigorously.

We are subject to other legal proceedings and claims not disclosed above which have arisen in the ordinary course of our business and have not been finally adjudicated. These can include, but are not limited to, legal proceedings and/or claims pertaining to environmental or safety matters. For example, in April 2011, a fatal accident occurred at the Lucky Friday Mine which was investigated by Hecla and the Mine Safety Health Administration (“MSHA”). In November 2011, an accident occurred as part of the construction of #4 Shaft which resulted in the fatality of one contractor employee.  In an unrelated incident, in December 2011, a rock burst occurred in a primary access way at the Lucky Friday and injured seven employees, with no fatalities as a result of that incident.  At the end of 2011, MSHA began a special impact investigation at the Lucky Friday mine which resulted in an order to remove loose material from the Silver Shaft, the primary access way from surface at the Lucky Friday mine. As a result of MSHA's investigations related to these events, Hecla Limited may be issued enforcement actions as well as penalties (including monetary) from MSHA or other governmental agencies. Although there can be no assurance as to the ultimate disposition of these other matters, we believe the outcome of these other proceedings will not have a material adverse effect on our results from operations or financial position.

Note 8: Employee Benefit Plans

Pensions and Post-retirement Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees and provide certain post-retirement benefits for qualifying retired employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2011, and the funded status as of December 31, 2011 and 2010 (in thousands):

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$76,925	$66,813	$1,430	$1,295
Service cost	3,877	2,203	54	46
Interest cost	4,114	3,724	77	73
Amendments	396	—	—	—
Actuarial loss	6,476	7,907	127	40
Benefits paid	(3,893)	(3,722)	(17)	(24)
Benefit obligation at end of year	87,895	76,925	1,671	1,430
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	70,462	64,889	—	—
Actual return (loss) on plan assets	(1,818)	8,976	—	—
Employer contributions	331	319	17	24
Benefits paid	(3,893)	(3,722)	(17)	(24)
Fair value of plan assets at end of year	65,082	70,462	—	—
Funded status at end of year	$(22,813)	$(6,463)	$(1,671)	$(1,430)

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2011 and 2010 (in thousands):

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Other non-current assets:
Prepaid benefit costs	$—	$1,438	$—	$—
Current liabilities:
Accrued benefit liability	(330)	(323)	(52)	(54)
Other non- current liabilities:
Accrued benefit liability	(22,484)	(7,577)	(1,620)	(1,375)
Accumulated other comprehensive (income) loss	30,747	17,859	(269)	(395)
Net amount recognized	$7,933	$11,397	$(1,941)	$(1,824)

The benefit obligation and prepaid benefit costs were calculated by applying the following weighted average assumptions:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Discount rate: net periodic pension cost	5.50%	5.75%	—%	—%
Discount rate: projected benefit obligation	4.75%	5.50%	4.75%	5.50%
Expected rate of return on plan assets	8.00%	8.00%	—%	—%
Rate of compensation increase	4.00%	4.00%	—%	—%

The above assumptions were calculated based on information as of December 31, 2011and 2010, the measurement dates for the plans. The discount rate is generally based on the rates of return available as of the measurement date from high-quality fixed income investments, which in past years we have used Moody’s AA bond index as a guide to setting the discount rate. The expected rate of return on plan assets is based upon consideration of the plan’s current asset mix, historical long-term return rates and the plan’s historical performance. Our current expected rate on plan assets of 8.0% is based on historical returns over the past ten years.

Net periodic pension cost for the plans consisted of the following in 2011, 2010 and 2009 (in thousands):

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Service cost	$3,877	$2,203	$2,269	$54	$46	$15
Interest cost	4,114	3,724	3,661	77	73	55
Expected return on plan assets	(5,481)	(5,041)	(4,673)	—	—	—
Amortization of prior service cost	403	602	602	45	53	(3)
Amortization of net gain (loss) from earlier periods	880	867	1,232	(43)	(46)	(43)
Net periodic pension cost	$3,793	$2,355	$3,091	$133	$126	$24

The allocations of investments at December 31, 2011 and 2010, the measurement dates of the plan, by asset category in the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan are as follows:

	Hecla		Lucky Friday
	2011	2010	2011	2010
Interest-bearing cash	1%	3%	1%	3%
Equity securities	35%	34%	35%	34%
Debt securities	43%	39%	44%	39%
Real estate	13%	10%	12%	10%
Precious metals and other	8%	14%	8%	14%
Total	100%	100%	100%	100%

The "Precious metals and other" asset category in the table above includes our common stock in the amounts of $2.6 million and $5.2 million at December 31, 2011 and 2010, the measurement dates of the plan, respectively. These investments represent approximately 4% and 7% of the total combined assets of these plans at December 31, 2011 and 2010, respectively.

Our statement of investment policy and objectives lays out the responsibilities of the board, the management investment committee, the investment manager(s), and investment adviser/consultant, and provides guidelines on investment and investment management. Investment objectives are established for each of the asset categories included in the pension plans with comparisons of performance against appropriate benchmarks. Our policy calls for each portion of the investments to be supervised by a qualified investment manager. The investment managers are monitored on an ongoing basis by our outside consultant, with formal reporting to us and the consultant performed each quarter. The policy sets forth the following allocation of assets:

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

Accounting guidance has established a hierarchy of assets that are measured at fair value on a recurring basis. The three levels included in the hierarchy are:

Level 1: quoted prices in active markets for identical assets or liabilities

Level 2: significant other observable inputs

Level 3: significant unobservable inputs

The fair values by asset category in each plan, along with their hierarchy levels, are as follows as of December 31, 2011 (in thousands):

	Hecla				Lucky Friday
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest-bearing cash	$609	$—	$—	$609	$166	$—	$—	$166
Common stock	2,071	—	—	2,071	527	—	—	527
Closely held instruments	—	2,777	13,300	16,077	—	738	3,566	4,304
Partnership/joint venture interests	—	1,836	—	1,836	—	523	—	523
Common collective funds	—	8,028	—	8,028	—	2,049	—	2,049
Mutual funds	22,667	—	—	22,667	6,225	—	—	6,225
Total fair value	$25,347	$12,641	$13,300	$51,288	$6,918	$3,310	$3,566	$13,794

The following is a reconciliation of assets in level 3 of the fair value hierarchy (in thousands):

	Hecla	Lucky Friday
Beginning balance at December 31, 2010	$12,508	$3,356
Net unrealized gains on assets held at the reporting date	391	104
Purchases	401	106
Ending balance at December 31, 2011	$13,300	$3,566

The fair values by asset category in each plan, along with their hierarchy levels, are as follows as of December 31, 2010 (in thousands):

	Hecla				Lucky Friday
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest-bearing cash	$1,495	$—	$—	$1,495	$466	$—	$—	$466
Common stock	4,460	—	—	4,460	1,135	—	—	1,135
Closely held instruments	—	3,660	12,508	16,168	—	994	3,356	4,350
Partnership/joint venture interests	—	3,360	—	3,360	—	935	—	935
Common collective funds	—	4,305	—	4,305	—	1,109	—	1,109
Mutual funds	25,882	—	—	25,882	6,797	—	—	6,797
Total fair value	$31,837	$11,325	$12,508	$55,670	$8,398	$3,038	$3,356	$14,792

The following is a reconciliation of assets in level 3 of the fair value hierarchy (in thousands):

	Hecla	Lucky Friday
Beginning balance at December 31, 2009	$11,027	$2,947
Net unrealized gains on assets held at the reporting date	1,237	330
Purchases	244	79
Ending balance at December 31, 2010	$12,508	$3,356

Generally, investments are valued based on information provided by fund managers to our trustee as reviewed by management and its investment advisers. Mutual funds and equities are valued based on available exchange data. Commingled equity funds consist of publicly-traded investments. Fair value for real estate and private equity partnerships is primarily based on valuation methodologies that include third-party appraisals, comparable transactions, and discounted cash flow valuation models.

Future benefit payments, which reflect expected future service as appropriate, are estimates of what will be paid in the following years (in thousands):

Year Ending December 31,	Pension Plans	Other Post- Employment Benefit Plans
2012	$4,474	$52
2013	4,748	57
2014	4,905	63
2015	5,041	65
2016	5,343	71
Years 2017-2021	32,141	418

We expect to contribute approximately $1.1 million to the Hecla pension plan and $0.3 million related to our unfunded supplemental executive retirement plan during 2012.  We do not expect to contribute to the Lucky Friday pension plan during 2012.

The following table describes plans for which accumulated benefit obligations ("ABO") were in excess of plan assets, and for which plan assets exceeded ABO (in thousands).

	December 31, 2011		December 31, 2010
	ABO Exceeds Plan Assets	Plan Assets Exceed ABO	ABO Exceeds Plan Assets	Plan Assets Exceed ABO
Projected benefit obligation	$87,895	$—	$22,655	$54,269
Accumulated benefit obligation	81,018	—	20,578	48,857
Fair value of plan assets	65,082	—	14,755	55,707

For the pension plans and other benefit plans, the following amounts are included in "Accumulated other comprehensive loss, net" on our balance sheet as of December 31, 2011, that have not yet been recognized as components of net periodic benefit cost (in thousands):

	Pension Benefits	Other Benefits
Unamortized net (gain)/loss	$28,450	$(488)
Unamortized prior service cost	2,297	219

The amounts in "Accumulated other comprehensive loss, net" expected to be recognized as components of net periodic benefit cost during 2012 are (in thousands):

	Pension Benefits	Other Benefits
Amortization of net (gain)/loss	$2,826	$(30)
Amortization of prior service cost	401	44

During 2012, we do not expect to have any of the plans’ assets returned.

Capital Accumulation Plans

Our employees’ Capital Accumulation Plan is available to all U.S. salaried and certain hourly employees and applies immediately upon employment. Employees may contribute from 1% to 50% of their annual compensation to the plan. We make a matching contribution of 100% of an employee’s contribution up to, but not exceeding, 6% of the employee’s earnings. Our matching contributions were approximately $2.2 million in 2011, $2.1 million in 2010, and $2.0 million in 2009.

We also maintain an employees’ 401(k) plan, which is available to all hourly employees at the Lucky Friday unit after completion of six months of service. Employees may contribute from 2% to 50% of their compensation to the plan. We make a matching contribution of 35% of an employee’s contribution up to, but not exceeding, 5% of the employee’s earnings. In May 2010, union contract negotiations resulted in a change to the matching contribution of 35%.  Starting after May 10, 2010 the matching contribution is 55% of an employee’s contribution up to, but not exceeding, 5% of the employee’s earnings.  Our contributions were approximately $246,000 in 2011, $229,000 in 2010, and $147,000 in 2009.

Note 9: Shareholders’ Equity

Common Stock

In May 2010 our shareholders voted to approve an amendment to our Certificate of Incorporation increasing the number of authorized shares of our common stock from 400,000,000 to 500,000,000 shares of common stock, $0.25 par value per share, of which 285,682,569 shares of common stock were issued as of December 31, 2011. All of our currently outstanding shares of common stock are listed on the New York Stock Exchange under the symbol “HL”.

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

Dividends

In September 2011, our Board of Directors adopted a common stock dividend policy that links the amount of any declared dividend on our common stock to our average quarterly realized silver price in the preceding quarter.  The table below summarizes potential per share dividend amounts at different quarterly average realized price levels according to the policy:

Quarterly average realized silver price per ounce	Quarterly dividend per share	Annual dividend per share
$30	$0.01	$0.04
$35	$0.02	$0.08
$40	$0.03	$0.12
$45	$0.04	$0.16
$50	$0.05	$0.20
$55	$0.06	$0.24
$60	$0.07	$0.28

On November 8, 2011, our Board of Directors declared the first quarterly silver price-linked dividend of $0.02 per share ($5.6 million total), based on the average realized silver price in the third quarter of 2011 of $37.02 per ounce. On February 17, 2012, our Board of Directors declared a silver price-linked common stock dividend, pursuant to the policy described above, of $0.01 per share based on the average realized silver price of $31.61 per ounce in the fourth quarter of 2011. In addition, in February 2012, our Board of Directors adopted a common stock dividend policy that includes a minimum annual dividend of $0.01 per share of common stock, payable quarterly when declared, and declared a dividend of $0.0025 per share pursuant to that policy. Therefore, the aggregate common stock dividend declared by our Board of Directors was $0.0125 per share, for a total of approximately $3.6 million expected to be paid in the first quarter of 2012. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

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

•
Series 4 warrants to purchase up to approximately 12.2 million shares of our common stock at an exercise price of $3.68 per share, subject to certain adjustments.  The Series 4 warrants became exercisable on December 7, 2009, and all of these warrants have been exercised as of December 31, 2011.

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

Status of Warrants

In December 2008, we issued 10.2 million shares of common stock, Series 1 warrants to purchase 8.1 million shares of common stock, and Series 2 warrants to purchase 7.7 million shares of common stock.  The Series 2 warrants expired in February 2009.  In February 2009, we issued 36.8 million shares of common stock and Series 3 warrants to purchase 18.4 million shares of common stock.  Each of these issuances were made pursuant to a shelf registration statement filed in September 2007, which became ineffective subsequent to the issuance in February 2009.  The following table summarizes certain information about our stock purchase warrants at December 31, 2011:

Warrants Outstanding	Warrants	Exercise Price	Expiration Date

Series 1 warrants	5,200,519	$2.44	June 2014
Series 1 warrants	460,976	2.55	June 2014
Series 3 warrants	16,671,128	2.49	August 2014

Total warrants outstanding	22,332,623

During 2011, warrants to purchase approximately 2.1 million shares of our common stock were exercised, resulting in net proceeds to us of approximately $5.3 million.  Under the financial terms of the Consent Decree settling the Coeur d'Alene Basin litigation, the proceeds from the exercise of our outstanding warrants are to be paid to the Plaintiffs within 30 days after the end of the quarter when exercised.  Proceeds from Series 1 and Series 3 warrant exercises  totaling approximately $10.5 million, including the $5.3 million in proceeds from exercises during 2011, were paid over to the Plaintiffs in 2011 under the terms of the Consent Decree (see Note 7 for more information).

Preferred Stock

Our Charter authorizes us to issue 5,000,000 shares of preferred stock, par value $0.25 per share. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by our Board of Directors. The Board may fix the number of shares constituting each series and increase or decrease the number of shares of any series. As of December 31, 2011, 157,816 shares of Series B Preferred Stock were outstanding. Our Series B Preferred Stock is listed on the New York Stock Exchange under the symbol “HL PB.”

On January 1, 2011, all 2,012,500 outstanding shares of our 6.5% Mandatory Convertible Preferred Stock were automatically converted to shares of our common stock at a conversion rate of 9.3773 shares of Common Stock for each share of 6.5% Mandatory Convertible Preferred Stock.  We issued approximately 18.9 million shares of common stock in connection with the mandatory conversion.

In connection with the Fourth Amendment of our credit agreement in February 2009, we established a new series of 12% Convertible Preferred Stock.  Pursuant to the amended and restated credit agreement, 42,621 shares of the 12% Convertible Preferred Stock were issued to the lenders in February 2009 and valued at $4.3 million at the time of issuance.  In addition, we agreed to issue to the lenders an aggregate amount of 12% Convertible Preferred Stock equal to 3.75% of the aggregate principal amount of the term facility outstanding on each subsequent July 1 and January 1 that the term loan was outstanding until the term facility was paid in full.  However, we entered into a Fifth Amendment of our credit agreement in June 2009 which waived, through September 15, 2009, the 3.75% semiannual fee to be paid in the 12% Convertible Preferred Stock.  The fee waiver was extended in September 2009 for an additional month, until October 15, 2009, and we repaid the remaining outstanding principal balance on the credit facility on October 14, 2009.  See Note 6 for more information on our credit facilities.

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

Dividends

Series B preferred stockholders are entitled to receive, when, as and if declared by the Board of Directors out of our assets legally available therefor, cumulative cash dividends at the rate per annum of $3.50 per share of Series B Preferred Stock. Dividends on the Series B Preferred Stock are payable quarterly in arrears on October 1, January 1, April 1 and July 1 of each year (and, in the case of any undeclared and unpaid dividends, at such additional times and for such interim periods, if any, as determined by the Board of Directors), at such annual rate. Dividends are cumulative from the date of the original issuance of the Series B Preferred Stock, whether or not in any dividend period or periods we have assets legally available for the payment of such dividends. Accumulations of dividends on shares of Series B Preferred Stock do not bear interest. We declared and paid our regular quarterly dividend of $0.875 per share on the outstanding Preferred B shares through the third quarter of 2008.

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

On December 5, 2008 the Board of Directors announced that in the interest of cash conservation, quarterly payment of dividends to the holders of both the Hecla Series B Preferred Stock and the 6.5% Mandatory Convertible Preferred Stock would be deferred.  On December 1, 2009, we announced that our Board of Directors elected to declare and pay all dividends in arrears and the dividend scheduled for the fourth quarter of 2009 for each of our outstanding series of preferred stock.  In January 2010, the $0.7 million in dividends declared and unpaid on our Series B Preferred Stock was paid in cash, and the dividends declared and unpaid on our 6.5% Mandatory Convertible Preferred stock were paid in common stock, for a total amount of approximately $16.4 million in our common stock (with cash for fractional shares).  We continued to declare and pay quarterly dividends on our Series B and 6.5% Mandatory Convertible Preferred Stock in 2010.  Each quarterly dividend declared for the Series B Preferred Stock through 2010 was paid in cash, for a total of $0.6 million in cash dividends declared in 2010, or $3.50 per share.  Dividends declared for the first and second quarters of 2010 for the 6.5% Mandatory Convertible Preferred Stock were paid in shares of common stock (with cash for fractional shares).  The value of the shares of common stock issued as dividends was calculated at 97% of the average of the closing prices of our common stock over the five consecutive trading day period ending on the second day immediately preceding the dividend payment date.  Dividends declared for the third and fourth quarters of 2010 for the 6.5% Mandatory Convertible Preferred Stock were paid in cash, for a total $6.5 million in cash dividends declared in 2010, or $3.25 per share.  The fourth quarter dividend, which was the final dividend to be paid on the 6.5% Mandatory Convertible Preferred Stock as a result of its mandatory conversion to common stock, was paid in cash in January 2011.  All quarterly dividends  on our Series B Preferred Stock for 2011 were declared and paid in cash.

Redemption

The Series B Preferred Stock is redeemable at our option, in whole or in part, at $50 per share, plus, all dividends undeclared and unpaid on the Series B Preferred Stock up to the date fixed for redemption.

Liquidation Preference

The Series B preferred stockholders are entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $50 per share of Series B Preferred Stock plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution to such holders (the “Liquidation Preference”), and no more. Until the Series B preferred stockholders have been paid the Liquidation Preference in full, no payment will be made to any holder of Junior Stock upon our liquidation, dissolution or winding up. The term “Junior Stock” means our common stock and any other class of our capital stock issued and outstanding that ranks junior as to the payment of dividends or amounts payable upon liquidation, dissolution and winding up to the Series B Preferred Stock. As of December 31, 2011and 2010, our Series B Preferred Stock had a liquidation preference of $7.9 million.

As of December 31, 2010, our 6.5% Mandatory Convertible Preferred Stock had a liquidation preference of $201.3 million, or $100 per share plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution to such holders, and no more.  However, as discussed above, all shares of 6.5% Mandatory Convertible Preferred Stock outstanding at December 31, 2010 converted to common stock on January 1, 2011.

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

Stock-based compensation expense amounts recognized for the years ended December 31, 2011, 2010 and 2009 were approximately $2.1 million, $3.4 million, and $2.7 million, respectively.  Over the next twelve months, we expect to recognize approximately $1.5 million in additional compensation expense as the remaining options and units vest.

Stock Incentive Plans

Our 1995 Stock Incentive Plan, as amended in 2004, authorized the issuance of up to 11.0 million shares of our common stock pursuant to the grant or exercise of awards under the plan. During 2009, 514,238 options to acquire shares expired under the 1995 plan, and such options became available for re-grant under the 1995 plan. However, the 1995 plan terminated in May 2010.

During the second quarter of 2010, our shareholders voted to approve the adoption of our 2010 Stock Incentive Plan and to reserve up to 20,000,000 shares of common stock for issuance under the plan.  The Board of Directors committee that administers the 2010 plan has broad authority to fix the terms and conditions of individual agreements with participants, including the duration of the award and any vesting requirements.  At December 31, 2011, there were 19,696,320 shares available for future grant under the 2010 plan.

Directors’ Stock Plan

In 1995, we adopted the Hecla Mining Company Stock Plan for non-employee Directors (the “Directors’ Stock Plan”), which may be terminated by our Board of Directors at any time. Each non-employee director is to be credited on May 30 of each year with that number of shares determined by dividing $24,000 by the average closing price for our common stock on the New York Stock Exchange for the prior calendar year. All credited shares are held in trust for the benefit of each director until delivered to the director. Delivery of the shares from the trust occurs upon the earliest of: (1) death or disability; (2) retirement; (3) a cessation of the director’s service for any other reason; or (4) a change in control. The shares of our common stock credited to non-employee directors pursuant to the Directors’ Stock Plan may not be sold until at least six months following the date they are delivered. A maximum of one million shares of common stock may be granted pursuant to the Directors’ Stock Plan. During 2011, 2010 and 2009, respectively, 22,884, 48,825 and 22,568 shares were credited to the non-employee directors. During 2011, 2010 and 2009, $194,000, $168,000 and $84,000, respectively, were charged to operations associated with the Directors’ Stock Plan. At December 31, 2011, there were 671,061 shares available for grant in the future under the plan.

In addition to the foregoing, commencing in 2010, in May of each year each non-employee director is also granted and additional $24,000 worth of our common stock under our 2010 Stock Incentive Plan on the same terms as noted above (for a total of $48,000 in annual stock grants under the two plans). For 2011 and 2010, respectively, 19,752 and 33,068 shares were credited to the non-employee directors, and $147,000 and $263,000, respectively, were charged to operations associated with the 2010 Stock Incentive Plan.

Status of Stock Options

The fair value of the options granted during the years ended December 31, 2010 and 2009 were estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions given below:

	2010	2009
Weighted average fair value of options granted	$3.18	$3.42
Expected stock price volatility	92.00%	90.00%
Risk-free interest rate	1.43%	1.99%
Expected life of options	2.9 years	2.7 years

Options were not granted during the year ended December 31, 2011.

We estimate forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms and vesting schedules. Prior to 2011, we had not paid dividends on common stock since 1990.  Therefore, no assumption of dividend payment was made in the models used in the valuations of options granted in 2010 and 2009.

During 2010 and 2009, respectively, options to acquire 352,517 and 559,685 shares were granted to our officers and key employees, with no options granted during 2011.  Of the options granted in 2010 and 2009, 322,854 and 559,685, respectively, were granted without vesting requirements.  The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2011 before applicable income taxes was $0.6 million, based on our closing stock price of $5.23 per common share at December 31, 2011. All options outstanding were fully vested at December 31, 2011.

Transactions concerning stock options pursuant to our stock option plans are summarized as follows:

	Shares Subject to Options	Weighted Average Exercise Price
Outstanding, December 31, 2010	1,269,668	$6.68
Exercised	(74,872)	$6.40
Outstanding, December 31, 2011	1,194,796	$6.72

All of the outstanding options above were exercisable at December 31, 2011. The weighted average remaining contractual term of options outstanding and exercisable at December 31, 2011 was two years.

The aggregate intrinsic values of options exercised during the years ended December 31, 2011, 2010, and 2009 were approximately $0.6 million, $1.5 million and $22,000, respectively. We received cash proceeds of $0.5 million for options exercised  in 2011, $3.4 million for options exercised in 2010, and $36,000 for options exercised in 2009.

Restricted Stock Units

Unvested restricted stock units, for which the board of directors has approved grants to employees, are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested, January 1, 2011	388,501	$4.94
Granted	498,576	$6.98
Canceled	(10,975)	$7.29
Distributed	(314,826)	$5.50
Unvested, December 31, 2011	561,276	$6.39

Of the 561,276 units unvested at December 31, 2011, 248,010 will vest in June 2012 and 161,591 will vest in March 2014.  Remaining units will be distributable based on predetermined dates as elected by the participants, unless participants forfeit their units through termination of employment in advance of vesting. We have recognized approximately $1.5 million in compensation expense since grant date, and will record an additional $2.2 million in compensation expense over the remaining vesting period related to these units.

314,826 stock units, in aggregate, vested in January and May 2011 and were distributed or deferred as elected by the recipients under the provisions of the deferred compensation plan. We recognized approximately $0.5 million in compensation expense related to these units in 2011.

In connection with the vesting of restricted stock units, employees usually, at their election, choose to satisfy their tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations.  As a result, in 2011 we repurchased 56,688 shares for $0.5 million, or approximately $8.28 per share.

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

In April 2010, we began utilizing financially-settled forward contracts to sell lead and zinc at fixed prices for settlement at approximately the same time that our unsettled concentrate sales contracts will settle.  The settlement of each concentrate contract is based on the average spot price of the metal during the month of settlement, which may differ from the prices used to record the sale when the sale takes place.  The objective of the contracts is to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At December 31, 2011, we recorded a current asset of $0.3 million, which is included in other current assets, for the fair value of the contracts.  We recognized a $7.2 million net gain on the contracts during 2011, which is included in sales of products.  The net gain recognized on the contracts offset price adjustments on our provisional concentrate sales related to changes to lead and zinc prices between the time of sale and final settlement.

In addition, in May 2010 we began utilizing financially-settled forward contracts to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  At December 31, 2011, we recorded a current asset of $17.7 million, which is included in other current assets, and a non-current asset of $14.7 million, which is included in other non-current assets, for the fair value of the contracts.  The current asset balance is net of approximately $0.7 million for contracts that were in a fair value liability position at December 31, 2011. We recognized a $38.0 million net gain on the contracts, net of $13.4 million in losses realized on settled contracts, during 2011. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.  The gains recognized during 2011 are the result of decreasing lead and zinc prices during the end of  2011.  However, this program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following tables summarize the quantities of base metals committed under forward sales contracts at December 31, 2011 and December 31, 2010:

December 31, 2011	Metric tonnes under contract		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2012 settlements	9,600	2,600	$0.86	$0.89

Contracts on forecasted sales
2012 settlements	20,500	15,900	$1.12	$1.12
2013 settlements	8,275	11,150	$1.14	$1.17

December 31, 2010	Metric tonnes under contract		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2011 settlements	11,575	3,925	$1.05	$1.11

Contracts on forecasted sales
2011 settlements	19,475	15,550	$0.96	$0.96
2012 settlements	21,475	15,000	$1.11	$1.11

As further discussed in Note 18, production at the Lucky Friday mine will be temporarily suspended  due to the requirement to remove loose material from the Silver Shaft.  As a result, during the first quarter of 2012, we liquidated forward contracts related to forecasted Lucky Friday base metal sales for total net proceeds of $3.1 million.

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

In May 2008, we entered into an interest rate swap that had the economic effect of modifying the variable interest obligation associated with our term credit facility in place at that time to be fixed until the scheduled maturity date.  In February 2009, we reached an agreement to amend the terms of our credit facilities to defer all scheduled term facility principal payments due in 2009, totaling $66.7 million, to 2010 and 2011.  On June 8, 2009, we repaid $57.1 million of the outstanding term credit facility balance using proceeds from a private placement equity offering (see Note 9 for more information), and on June 29, 2009, we repaid an additional $18.2 million of the outstanding term facility balance as a part of another amendment to our term credit facility (see Note 6).  As a result of these credit facility amendments and repayments, the hedging relationship was de-designated and a new hedging relationship was re-designated in each case.  A final retrospective hedge effectiveness assessment was performed on the prior hedging relationships at the date of each de-designation, and only a May 5, 2008 hedging relationship was determined to be ineffective for the first quarter ended March 31, 2009.  Consequently, the change in fair value of the swap of $0.2 million between December 31, 2008 and February 3, 2009 was recorded as a gain on the income statement. The amount of unrealized loss included in accumulated other comprehensive income relating to the prior hedge was recognized in the income statement in the third quarter of 2009, as the remaining term facility balance was repaid in October 2009.

The following table summarizes the effect of our interest rate swap on our balance sheet and statement of operations as of and for the year ended December 31, 2009 (in thousands):

Loss reclassified from accumulated other comprehensive loss to interest expense	$1,967
Loss recognized in interest expense related to the ineffective portion	213

We recognized net losses related to the interest rate swap, including losses reclassified from accumulated other comprehensive loss and losses related to the ineffective portion of the swap, of $2.7 million for the year ended December 31, 2009, which were included in interest expense.

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

Sales of metal concentrates and metal products are made principally to custom smelters and metals traders. The percentage of sales contributed by each segment is reflected in the following table:

	Year Ended December 31,
	2011	2010	2009
Greens Creek	71.8%	74.8%	73.4%
Lucky Friday	28.2%	25.2%	26.6%
	100%	100%	100%

The tables below present information about reportable segments as of and for the years ended December 31, 2011, 2010 and 2009 (in thousands).

	2011	2010	2009
Net sales from continuing operations to unaffiliated customers:
Greens Creek	$342,906	$313,318	$229,318
Lucky Friday	134,728	105,495	83,230
	$477,634	$418,813	$312,548
Income (loss) from operations:
Greens Creek	$181,116	$138,973	$79,329
Lucky Friday	75,608	48,639	27,146
Other	(59,079)	(239,167)	(31,203)
	$197,645	$(51,555)	$75,272
Capital additions (including non-cash additions):
Greens Creek	$41,657	$18,280	$17,520
Lucky Friday	60,454	54,370	15,990
Other	35,274	2,089	30
	$137,385	$74,739	$33,540

Depreciation, depletion and amortization from continuing operations:
Greens Creek	$41,013	$51,671	$52,909
Lucky Friday	6,053	8,340	9,928
	$47,066	$60,011	$62,837
Other significant non-cash items from continuing operations:
Greens Creek	$2,326	$17,829	$2,974
Lucky Friday	14	5,053	22
Other	31,470	57,651	(6,687)
	$33,810	$80,533	$(3,691)
Identifiable assets:
Greens Creek	$729,289	$740,573	$771,433
Lucky Friday	213,285	170,928	116,797
Other	453,516	470,992	158,554
	$1,396,090	$1,382,493	$1,046,784

The following is sales information by geographic area, based on the location of concentrate shipments and location of parent company for sales from continuing operations to metal traders, for the years ended December 31, 2011 (in thousands):

	2011	2010	2009
United States	$24,409	$24,708	$19,127
Canada	240,569	124,862	136,248
Mexico	—	16,258	20,413
Japan	60,963	62,740	43,356
Korea	92,919	94,114	77,492
China	51,635	73,257	15,912
Belgium	—	25,907	—
Total, excluding gains/losses on forward contracts	$470,495	$421,846	$312,548

Sales of products for the year ended December 31, 2011 also include a net gain of $7.1 million on financially-settled forward contracts for lead and zinc contained in our concentrate sales.  See Note 10 for more information.

The following are our long-lived assets by geographic area as of December 31, 2011 (in thousands):

	2011	2010
United States	$923,040	$833,186
Canada	99	10
Mexico	73	92
	$923,212	$833,288

Sales from continuing operations to significant metals customers as a percentage of total sales were as follows for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Teck Metals Ltd.	51.1%	29.6%	43.6%
Korea Zinc	18.4%	20.7%	23.4%
Trafigura AG	12.4%	17.4%	—

Note 12: Fair Value Measurement

The table below sets forth our assets and liabilities (in thousands) that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.  See Note 8 for information on the fair values of our defined benefit pension plan assets.

	Balance at December 31, 2011	Balance at December 31, 2010	Input Hierarchy Level
Assets:

Cash and cash equivalents:
Money market funds and other bank deposits	$266,463	$283,606	Level 1

Available for sale securities:
Equity securities – mining industry	3,923	2,668	Level 1

Trade accounts receivable:
Receivables from provisional concentrate sales	10,996	36,295	Level 2

Derivative contracts:
Base metal forward contracts	32,750	—	Level 2

Restricted cash balances:
Certificates of deposit and other bank deposits	866	10,314	Level 1

Total assets	$314,998	$332,883

Liabilities:

Derivative contracts:
Base metal forward contracts	$—	$21,260	Level 2

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

Note 13: Income (Loss) per Common Share

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

A total of 157,814 shares of preferred stock were outstanding at December 31, 2011.

The following table represents net income (loss) per common share – basic and diluted (in thousands, except earnings per share):

	Year ended December 31,
	2011	2010	2009
Numerator
Net income	$151,164	$48,983	$67,826
Preferred stock dividends	(552)	(13,633)	(13,633)
Net income (loss) applicable to common shares	$150,612	$35,350	$54,193

Denominator
Basic weighted average common shares	280,956	251,146	224,933
Dilutive stock options, restricted stock, and warrants	16,077	18,455	8,685
Diluted weighted average common shares	297,033	269,601	233,618

Basic earnings per common share	$0.54	$0.14	$0.24
Diluted earnings per common share	$0.51	$0.13	$0.23

For the years ended December 31, 2011, 2010 and 2009, we excluded options and warrants whose exercise prices exceeded the average prices of our stock during the periods, as their exercises would not have reduced earnings per share.  The following options and warrants were excluded:

	Year ended December 31,
	2011	2010	2009
Stock options	552,388	596,388	1,022,240
Warrants to purchase common shares	—	—	12,173,913
Total potential dilutive common shares	552,388	596,388	13,196,153

Note 14: Other Comprehensive Income (Loss)

The following table lists the beginning balance, yearly activity and ending balance of each component of "Accumulated other comprehensive loss, net" (in thousands):

	Unrealized Gains (Losses) On Securities	Adjustments For Pension Plans	Change in Derivative Contracts	Total Accumulated Other Comprehensive Loss, Net
Balance January 1, 2009	$(2,122)	$(20,933)	$(1,967)	$(25,022)
2009 change	2,866	6,006	1,967	10,839
Balance December 31, 2009	744	(14,927)	—	(14,183)
2010 change	718	(1,652)	—	(934)
Balance December 31, 2010	1,462	(16,579)	—	(15,117)
2011 change	(627)	(7,754)	—	(8,381)
Balance December 31, 2011	$835	$(24,333)	$—	$(23,498)

The $7.8 million change in adjustments for pension plans for 2011 is net of $5.3 million for the income tax effect of such adjustments.  The $0.6 million change in unrealized gains (losses) on securities is net of $0.4 million for the income tax effect of such adjustments, with some securities owned by our Mexican subsidiary.

The $2.0 million activity in changes in derivatives contracts is related to an interest rate swap utilized to modify the variable interest obligations associated with our term credit facility, the balance of which was repaid in October 2009.

See Note 2 for more information on our marketable securities and Note 8 for more information on our employee benefit plans.

Note 15: Related Party Transactions

During 2008, we established the Hecla Charitable Foundation to operate exclusively for charitable and educational purposes, with a particular emphasis in those communities in which we have employees or operations and donated 550,000 shares of our common stock, valued at $5.1 million.    Cash contributions totaling $2.0 million and $1.5 million were made by Hecla to the Hecla Charitable Foundation during 2011 and 2010, respectively, with no cash contributions made during 2009.  The Hecla Charitable Foundation was established by Hecla as a not-for-profit organization which has obtained 501(c)(3) status from the Internal Revenue Service. Its financial statements are not consolidated by Hecla.

Note 16:  Acquisitions

San Juan Silver Mining Joint Venture 30% Acquisition

On December 12, 2011, we announced that our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), entered into a Purchase Sale Agreement with Emerald Mining & Leasing, LLC ("EML"), Golden 8 Mining, LLC ("G8"), and AgX Resources, Inc. ("AgX"), (EML, G8, and AgX are collectively referred to as the "Sellers").  Under the terms of the Agreement, Rio purchased the sellers' remaining 30% undivided interest in certain properties that had been governed by a Joint Venture Agreement ("2008 JVA") entered into between EML, G8, and Rio on February 21, 2008, in return for the issuance of 5,395,683 shares of Hecla common stock valued at $30 million.  The number of common shares issued, 5,395,683, was based on 90% of the volume-weighted average price of Hecla Mining Company shares on the New York Stock Exchange for the 20 trading days immediately preceding and including December 2, 2011.  The shares had a value of approximately $33.8 million on the date that the transaction was completed.

The original 2008 JVA between EML, G8, and Rio was terminated and a new Joint Venture Agreement for the exploration, evaluation and possible development and mining of mineral resources on certain properties in Mineral County,  Colorado was entered into.  EML, G8, and Rio will manage and operate under the name San Juan Silver Mining Joint Venture (the "Venture"), and Rio will be the initial operator.

Note 17:   Sale of the Velardeña Mill

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

Note 18:  Subsequent Events

At the end of 2011, MSHA began a special impact inspection at the Lucky Friday mine which resulted in an order to remove loose material from the Silver Shaft. In response, Hecla submitted a plan to MSHA and received approval to remove the loose cementitious material. In addition, the plan includes removal of unused utilities, construction of a water ring to prevent ice from forming in the winter, the installation of a metal brattice, repair of shaft steel, and installation of a new power cable, all of which should improve the shaft's functionality and possibly improving the shaft's hoisting capacity.

Lucky Friday utilizes two shafts: the Silver Shaft and the #2 shaft. Cessation of production through the Silver Shaft requires that we suspend production because we no longer have a secondary escape-way. As a result,  approximately 121 employees were temporarily laid off, approximately 25 of whom have accepted temporary positions at our other locations.

We currently anticipate that the Silver Shaft work will be completed in late 2012, with production at the Lucky Friday temporarily suspended until early 2013.  The smelter contracts related to treatment of Lucky Friday concentrates have been suspended during the care-and-maintenance period based on force majeure. Once the Silver Shaft work is completed down to the 4900 foot level, we expect to commence work on a haulage way bypassing an area at the 5900 level impacted by a rock burst in December 2011. We anticipate that we will be able to resume construction of  the #4 Shaft  in early 2013 once the Silver Shaft work is completed.

The shutdown did not materially affect our financial statements as of December 31, 2011. In addition to work on the Silver Shaft, other significant surface and underground capital programs are being planned.  Final plans are not yet complete, but we expect to spend up to $50 million on all of these projects, including approximately $10 million to remove the loose cementitious material, $20 million for shaft improvements and $20 million on other capital projects. We expect to incur non-capitalized expenses of $17.5 million, based on the assumption that the mine will be on standby for the remainder of 2012 as this work is completed.

On February 1, 2012, a purported Hecla stockholder filed a putative class action lawsuit in U.S. District Court for the District of Idaho against Hecla and certain of our officers, one of whom is also a director.  The complaint, purportedly brought on behalf of all purchasers of Hecla common stock from October 26, 2010 through and including January 11, 2012, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses.  Specifically, the complaint alleges that Hecla, under the authority and control of the individual defendants, made certain false and misleading statements and allegedly omitted certain material information. The complaint alleges that these actions artificially inflated the market price of Hecla common stock during the class period, thus purportedly harming investors. A second suit was filed on February 14, 2012, alleging virtually identical claims. We cannot predict the outcome of such proceedings or an estimate of damages, if any. We believe that these claims are without merit and intend to defend against them vigorously.

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-K – December 31, 2011
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

10.1(d)
Third Amendment to Second Amended and Restated Credit Agreement, dated as of December 22, 2010, by and among Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrowers, and Hecla Mining Company, as Parent, and The Bank of Nova Scotia and ING Capital LLC, as Lenders. Filed as exhibit 10.1(d) to Registrant's Annual Report on Form 10-K on February 25, 2011 (file No. 1-8491), and incorporated herein by reference.

10.1(e)
Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of May 20, 2011, by and among Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrowers, and Hecla Mining Company, as Parent, and The Bank of Nova Scotia and ING Capital LLC, as Lenders. *

10.1(f)
Limited Waiver and Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of October 10, 2011, by and among Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrowers, and Hecla Mining Company, as Parent, and The Bank of Nova Scotia and ING Capital LLC, as Lenders. *

10.2
Construction contract between Hecla Limited (Lucky Friday Unit) and Cementation USA Inc. Filed as exhibit 10.1 to Registrant's Current Report on Form 8-K on November 30, 2011 (File No. 1-8491), and incorporated herein by reference.

10.3
Purchase and Sale Agreement, dated November 21, 2011, by and among Emerald Mining & Leasing, LLC, AgX Resources, LLC, and Golden 8 Mining, LLC, and Rio Grande Silver, Inc.  Filed as exhibit 10.1 to Registrant's Current Report on Form 8-K on December 13, 2011 (File No. 1-8491), and incorporated herein by reference.

10.4	Consent Decree. Filed as exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 14, 2011(File No. 1-8491), and incorporated herein by reference.

10.5
Employment Agreement dated June 1, 2007, between Registrant and Phillips S. Baker, Jr. (Registrant has substantially identical agreements with each of Messrs. James A. Sabala, Dean W. McDonald and Don Poirier).  Identical Employment Agreements were also entered into between the Registrant and Don Poirier on July 9, 2007, James A. Sabala on March 26, 2008, as well as David C. Sienko on January 29, 2010.  Filed as exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-8491), and incorporated herein by reference. (1)

10.6
Form of Indemnification Agreement dated November 8, 2006, between Registrant and Phillips S. Baker, Jr., Ronald W. Clayton, Dean McDonald, Ted Crumley, John H. Bowles, David J. Christensen, George R. Nethercutt, Jr., and Anthony P. Taylor.  Identical Indemnification Agreements were entered into between the Registrant and Charles B. Stanley and Terry V. Rogers on May 4, 2007, Don Poirier on July 9, 2007, James A. Sabala on March 26, 2008, David C. Sienko on January 29, 2010, and Lawrence P. Radford on October 19, 2011.  Filed as exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491), and incorporated herein by reference. (1)

10.7
Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan.  Filed as exhibit 10.16(a) to Registrant’s Form 10-K for the period ended December 31, 2008 (File No. 1-8491), and incorporated herein by reference. (1)

10.8
Hecla Mining Company Performance Pay Compensation Plan.  Filed as Exhibit 10.5(a) to Registrant’s Form 10-K for the period ended December 31, 2004 (File No. 1-8491), and incorporated herein by reference. (1)

10.9
Hecla Mining Company Stock Plan for Non-employee Directors, as amended. Filed as exhibit 10.4(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-8491), and incorporated herein by reference. (1)

10.10
Hecla Mining Company Key Employee Deferred Compensation Plan, as amended.  Filed as exhibit 10.16(e) to Registrant’s Form 10-K for the year ended December 31, 2008 (File No. 1-8491), and incorporated herein by reference. (1)

10.11
Hecla Mining Company 2010 Stock Incentive Plan.  Filed as exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-8491) and incorporated herein by reference. (1)

10.12
Hecla Mining Company Retirement Plan for Employees and Supplemental Retirement and Death Benefit Plan.  Filed as exhibit 10.17(a) to Registrant’s Form 10-K for the year ended December 31, 2008 (File No. 1-8491), and incorporated herein by reference. (1)

10.13
Supplemental Excess Retirement Master Plan Documents.  Filed as exhibit 10.5(b) to Registrant’s Annual Report on Form 10-K/A-1 for the year ended December 31, 1994 (File No. 1-8491), and incorporated herein by reference. (1)

10.14
Hecla Mining Company Nonqualified Plans Master Trust Agreement.  Filed as exhibit 10.5(c) to Registrant’s Annual Report on Form 10-K/A-1 for the year ended December 31, 1994 (File No. 1-8491), and incorporated herein by reference. (1)

21	List of subsidiaries of Registrant.*

23.1	Consent of BDO USA, LLP.*

23.2	Consent of AMEC E&C Services, Inc.*

23.3	Consent of Scott Wilson Roscoe Postle Associates, Inc.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act. *

101.INS	XBRL Instance. **

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation.**

101.DEF	XBRL Taxonomy Extension Definition.**

101.LAB	XBRL Taxonomy Extension Labels.**

101.PRE	XBRL Taxonomy Extension Presentation.**
___________________

(1)	Indicates a management contract or compensatory plan or arrangement.

*    Filed herewith

**  XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.