Form 10-Q
period 2012-03-31
HECLA MINING CO/DE/
filed 2012-05-08
CIK 719413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes         .    No XX.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding May 4, 2012
Common stock, par value $0.25 per share	285,298,389

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended March 31, 2012

INDEX*

Part I - Financial Information

Item 1. Financial Statements
Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$278,504	$266,463
Accounts receivable:
Trade	5,849	10,996
Other, net	6,445	9,313
Inventories:
Concentrates, doré, and stockpiled ore	11,885	13,692
Materials and supplies	12,362	12,503
Current deferred income taxes	23,534	27,810
Other current assets	14,851	21,967
Total current assets	353,430	362,744
Non-current investments	3,584	3,923
Non-current restricted cash and investments	866	866
Properties, plants, equipment and mineral interests, net	938,879	923,212
Non-current deferred income taxes	89,478	88,028
Other non-current assets and deferred charges	11,496	17,317
Total assets	$1,397,733	$1,396,090
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$30,125	$37,831
Accrued payroll and related benefits	9,008	12,878
Accrued taxes	13,244	10,354
Current portion of capital leases	4,797	4,005
Current portion of accrued reclamation and closure costs	40,230	42,248
Total current liabilities	97,404	107,316
Capital leases	8,826	6,265
Accrued reclamation and closure costs	111,706	111,563
Other noncurrent liabilities	30,476	30,833
Total liabilities	248,412	255,977
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, authorized 500,000,000 shares; issued and outstanding 2012 — 285,298,389 shares and 2011 — 285,289,924 shares	71,422	71,420
Capital surplus	1,215,785	1,215,229
Accumulated deficit	(111,688)	(120,557)
Accumulated other comprehensive loss	(23,717)	(23,498)
Less treasury stock, at cost; 392,645 shares	(2,520)	(2,520)
Total shareholders’ equity	1,149,321	1,140,113
Total liabilities and shareholders’ equity	$1,397,733	$1,396,090

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended
	March 31, 2012	March 31, 2011
Sales of products	$91,153	$136,364
Cost of sales and other direct production costs	33,290	44,529
Depreciation, depletion and amortization	9,661	12,262
	42,951	56,791
Gross profit	48,202	79,573
Other operating expenses:
General and administrative	4,501	4,699
Exploration	5,611	3,301
Pre-development	3,366	—
Other operating expense	944	1,817
Provision for closed operations and environmental matters	2,178	1,021
Lucky Friday suspension-related costs	6,166	—
	22,766	10,838
Income from operations	25,436	68,735
Other income (expense):
Gain on sale of investments	—	611
Loss on derivative contracts	(5,231)	(2,034)
Interest and other income	149	18
Interest expense	(467)	(477)
	(5,549)	(1,882)
Income before income taxes	19,887	66,853
Income tax provision	(7,315)	(23,496)
Net income	12,572	43,357
Preferred stock dividends	(138)	(138)
Income applicable to common shareholders	$12,434	$43,219
Comprehensive income:
Net income	$12,572	$43,357
Reclassification of net gain on sale of marketable securities included in net income	—	(611)
Unrealized holding gains (losses) on investments	(219)	967
Comprehensive income	$12,353	$43,713
Basic income per common share after preferred dividends	$0.04	$0.16
Diluted income per common share after preferred dividends	$0.04	$0.15
Weighted average number of common shares outstanding - basic	285,292	278,448
Weighted average number of common shares outstanding - diluted	296,928	296,244

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2012	March 31, 2011
Operating activities:
Net income	$12,572	$43,357
Non-cash elements included in net income:
Depreciation, depletion and amortization	11,269	12,327
Gain on sale of investments	—	(611)
Gain on disposition of properties, plants, equipment, and mineral interests	(28)	—
Provision for reclamation and closure costs	1,427	279
Stock compensation	558	377
Deferred income taxes	2,826	23,135
Amortization of loan origination fees	100	166
(Gain) loss on derivative contracts	12,140	(5,186)
Other non-cash charges, net	270	324
Change in assets and liabilities:
Accounts receivable	8,014	(13,395)
Inventories	1,948	1,310
Other current and non-current assets	549	1,683
Accounts payable and accrued liabilities	(5,580)	1,043
Accrued payroll and related benefits	(3,870)	(1,188)
Accrued taxes	2,890	(1,333)
Accrued reclamation and closure costs and other non-current liabilities	(3,659)	(1,378)
Cash provided by operating activities	41,426	60,910
Investing activities:
Additions to properties, plants, equipment and mineral interests	(24,652)	(21,831)
Proceeds from sale of investments	—	1,366
Proceeds from disposition of properties, plants and equipment	35	112
Purchases of investments	—	(3,200)
Changes in restricted cash and investment balances	—	5
Net cash used in investing activities	(24,617)	(23,548)
Financing activities:
Proceeds from exercise of stock options and warrants	—	4,739
Acquisition of treasury shares	—	(18)
Dividends paid to common shareholders	(3,566)	—
Dividends paid to preferred shareholders	(138)	(3,408)
Repayments of capital leases	(1,064)	(619)
Net cash (used) provided by financing activities	(4,768)	694
Change in cash and cash equivalents:
Net increase in cash and cash equivalents	12,041	38,056
Cash and cash equivalents at beginning of period	266,463	283,606
Cash and cash equivalents at end of period	$278,504	$321,662
Significant non-cash investing and financing activities:
Addition of capital lease obligations	$4,417	$1,065
Accounts payable change relating to capital additions	$(2,126)	$(3,488)

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1.    Basis of Preparation of Financial Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements and notes to the interim condensed consolidated financial statements contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company and its consolidated subsidiaries (“we” or “our” or “us”).  These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2011, as it may be amended from time to time.

The results of operations for the periods presented may not be indicative of those which may be expected for a full year.  The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate for the information not to be misleading.

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

Note 2.    Investments and Restricted Cash

Investments

At March 31, 2012 and December 31, 2011, the fair value of our non-current investments was $3.6 million and $3.9 million, respectively.  Our non-current investments consist of marketable equity securities, which are carried at fair value as they are classified as “available-for-sale.” The cost basis of our non-current investments was approximately $3.5 million at March 31, 2012 and December 31, 2011.

At March 31, 2012, total unrealized gains of $0.3 million for our non-current investments held having a net gain position and total unrealized losses of $0.2 million for non-current investments held having a net loss position were included in accumulated other comprehensive loss.

Restricted Cash and Investments

Various laws, permits, and covenants require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities.  These restricted investments are used primarily for reclamation funding or for funding surety bonds, and were $0.9 million at March 31, 2012 and December 31, 2011. Restricted investments primarily represent investments in money market funds and certificates of deposit.

Note 3.   Income Taxes

Major components of our income tax provision for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Current:
Federal	$3,672	$—
State	551	—
Foreign	115	115
Total current income tax provision	4,338	115

Deferred:
Federal and state deferred income tax provision	2,977	23,381
Total income tax provision	$7,315	$23,496

Our ability to utilize our deferred tax assets depends on future taxable income generated from operations. For the three months ended March 31, 2012, there were no circumstances that caused us to change our assessment of the ability to generate future taxable income to realize the currently recognized deferred tax assets.  After utilization of $3.0 million during the first three months of 2012, the net deferred tax asset at March 31, 2012 was $113 million. It is possible that the valuation allowance on our deferred tax asset will change in the future as a result of the analysis of our long-range forecasts, with a resulting tax provision or benefit.

The current income tax provisions for the three months ended March 31, 2012 and 2011 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income primarily due to the effects of percentage depletion for all periods presented and the change in valuation allowance related to foreign operations during the three months ended March 31, 2011.

Note 4.    Commitments, Contingencies and Obligations

Rio Grande Silver Guaranty

Our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), is party to a joint venture with Emerald Mining & Leasing, LLC (“EML”) and certain other parties with respect to a land package in the Creede Mining District of Colorado that is adjacent to other land held by Rio. Rio holds a 70% interest in the joint venture. In connection with the joint venture, we are required to guarantee certain environmental remediation-related obligations of EML to a third party up to a maximum liability to us of $2.5 million. As of March 31, 2012, we have not been required to make any payments pursuant to the guaranty. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to the third party. However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties named in the amended agreement, have jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guaranty as of March 31, 2012.

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

In July 2010 the United States informed CoCa that it intends to pursue CoCa and several other potentially responsible parties on a joint and several basis for liability for past and future response costs at Gilt Edge under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). Currently, the United States alleges that CoCa is liable based on participation in the joint venture, and that CoCa has succeeded to the liabilities of its predecessor at the site, Congdon & Carey, which may have held certain property interests at the site.

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

In August 2010, CoCa initiated negotiations with the United States in order to reach a settlement of its liabilities at the site that takes into account CoCa's limited financial resources. In late September 2010, in connection with these negotiations, CoCa received a request from the Department of Justice for additional information regarding its finances. CoCa provided written responses and additional information in January 2011. In April 2011, CoCa, and its parent Hecla Limited, received additional information requests related to Gilt Edge, and both entities responded to the EPA in July 2011. We believe that Hecla Limited is not liable for any cleanup at the site, and if CoCa might be liable, it has limited assets with which to satisfy any such liability. Settlement negotiations with the EPA are ongoing, but there can be no assurance such negotiations will be successful.

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

Johnny M Mine Area near San Mateo, McKinley County, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under CERCLA for environmental remediation and past costs the EPA has incurred at the site. Mining at the Johnny M was conducted for a limited period of time by Ranchers Exploration and Development Corporation, a predecessor of our subsidiary, Hecla Limited. In June 2011, Hecla Limited responded to the EPA's request and discussions are ongoing. In February 2012, a subsidiary of Hecla Limited acquired a parcel of land that is adjacent to the Johnny M site and which was occupied by one or more individuals and livestock. EPA has alleged that this property may contain hazardous substances released from the Johnny M site. The land was purchased for $1.875 million, reducing the accrual by that amount in the first quarter of 2012.  Hecla also received a release from liability from the landowners. Our unaudited interim condensed consolidated financial statements as of March 31, 2012, include an accrual balance by Hecla Limited of $0.9 million for estimated past costs and investigation and planning costs, including a $0.7 million accrual recorded in the first quarter of 2012.  We cannot with any degree of certainty estimate the amount of any additional liability Hecla Limited may face at the site due to several reasons, including (but not limited to):  neither the EPA nor Hecla Limited have completed investigations of the site, the amount and type of remediation required have not yet been determined, and the existence of other potentially responsible parties has not yet been determined.

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

In June 2011, the EPA informed Hecla Limited that it believes Hecla Limited, among several other viable companies, may be liable for cleanup of the site or for costs incurred by the EPA in cleaning up the site. The EPA stated in the June 2011 letter that it has incurred approximately $4.5 million in response costs and estimated that total remediation costs may exceed $100 million. Because Hecla Limited had very limited activity at the site, we do not believe that the outcome of the claim will have a material adverse effect on our results from operations or financial position. We have not recorded a liability relating to the site as of March 31, 2012.

Other Commitments and Obligations

Our contractual commitments as of March 31, 2012 included approximately $6.2 million for commitments relating to capital items at Lucky Friday and Greens Creek. In addition, our commitments relating to open purchase orders at March 31, 2012 included approximately $10.0 million and $0.9 million, respectively, for various capital items at the Greens Creek and Lucky Friday units, and approximately $2.7 million and $0.2 million, respectively, for various non-capital costs. We also have total commitments of approximately $14.4 million relating to scheduled payments on capital leases, including interest, primarily for equipment at our Greens Creek and Lucky Friday units (see Note 9 for more information).

We are obligated to pay $95.4 million to the plaintiffs over the next approximately two years pursuant to the previously disclosed Consent Decree entered on September 8, 2011 (“Consent Decree”), which settled Hecla Limited's Coeur d'Alene Basin environmental liability.

We had letters of credit for approximately $0.6 million outstanding as of March 31, 2012 for reclamation and workers' compensation insurance bonding. The remaining payments under the terms of the Consent Decree require third party surety for which Hecla Limited pays an annual maintenance fee. The first annual maintenance fee of $0.6 million was paid in October 2011.

Other Contingencies

On February 1, 2012, a purported Hecla stockholder filed a putative class action lawsuit in U.S. District Court for the District of Idaho against Hecla and certain of our officers, one of whom is also a director.  The complaint, purportedly brought on behalf of all purchasers of Hecla common stock from October 26, 2010 through and including January 11, 2012, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses.  Specifically, the complaint alleges that Hecla, under the authority and control of the individual defendants, made certain false and misleading statements and allegedly omitted certain material information related to operational issues at the Lucky Friday mine. The complaint alleges that these actions artificially inflated the market price of Hecla common stock during the class period, thus purportedly harming investors. A second suit was filed on February 14, 2012, alleging virtually identical claims. We cannot predict the outcome of such proceedings or an estimate of damages, if any. We believe that these claims are without merit and intend to defend them vigorously.

Related to the above described class action lawsuits, Hecla has been named as a nominal defendant in six shareholder derivative lawsuits which name as defendants certain Hecla executives and members of Hecla's Board of Directors. The cases are: Jeff Adams, Derivatively on behalf of Hecla Mining Company vs. Phillips S. Baker, Jr., John H. Bowles, Terry V. Rogers, Charles B. Stanley, Anthony P. Taylor, Ted Crumley, George R. Nethercutt, Jr., James A. Sabala, David J. Christensen and Hecla Mining Company (Nominal Defendants), filed on March 9, 2012 in the United States District Court for the District of Idaho; Fred Cygan, Derivatively on behalf of Hecla Mining Company vs. Theodore Crumley, Phillips S. Baker, Jr., John H. Bowles, George R. Nethercutt, Jr., Terry V. Rogers, Charles B. Stanley, Anthony P. Taylor, James A. Sabala and Hecla Mining Company (Nominal Defendants), filed on February 23, 2012 in the United States District Court for the District of Idaho; Glenda Hesley, Derivatively on behalf of Hecla Mining Company vs. Phillips S. Baker, Jr., Ted Crumley, John H. Bowles, George R. Nethercutt, Jr., Terry V. Rogers, Charles B. Stanley, Anthony P. Taylor and Hecla Mining Company (Nominal Defendants), filed on February 29, 2012 in the United States District Court for the District of Idaho; Gerald Moss, Derivatively on behalf of Hecla Mining Company vs. Phillips S. Baker, Jr., John H. Bowles, Terry V. Rogers, Charles B. Stanley, Anthony P. Taylor, Ted Crumley, George R. Nethercutt, Jr., James A. Sabala, David J. Christensen and Hecla Mining Company (Nominal Defendants), filed on February 29, 2012 in the United States District Court for the District of Idaho; Jeff Murguia, Derivatively on behalf of Hecla Mining Company vs. Theodore Crumley, Phillips S. Baker, Jr., John H. Bowles, George R. Nethercutt, Jr., Terry V. Rogers, Charles B. Stanley, Anthony P. Taylor, James A. Sabala and Hecla Mining Company (Nominal Defendants), filed on March 9, 2012 in the First Judicial District Court of Idaho in Kootenai County, Idaho; and Steven and Linda South, Derivatively on behalf of Hecla Mining Company vs. Phillips S. Baker, Jr., John H. Bowles, Ted Crumley, George R. Nethercutt, Jr., Terry V. Rogers, Charles B. Stanley, Anthony P. Taylor and Hecla Mining Company (Nominal Defendants), filed on March 1, 2012 in the Delaware Court of Chancery. In general terms, these lawsuits allege breaches of fiduciary duties by the individual defendants and seek damages, purportedly on behalf of Hecla.

On April 16, 2012, we and the other defendants in the South v. Hecla, et al. case filed a motion to dismiss the complaint in the Delaware Court of Chancery.

In March 2012, Hecla Limited received notice of a complaint filed against it by the United Steel Workers, Local 5114, with the Federal Mine Safety Health Review Commission for compensation for bargaining unit workers at the Lucky Friday mine idled as a result of the shutdown of the mine.   The complaint alleges the bargaining unit workers are entitled to compensation under Section 111 of Federal Mine Safety and Health Act of 1977 from November 16, 2011 - the date an order was issued by the Mine Safety Health Administration (“MSHA”) to Hecla Limited - until such time as the order is terminated. We believe the claim is without merit, and that all wages due under Section 111, which was an immaterial amount, have already been paid.  We may face a liability as a result of the union's claim in the range of $0 to $10 million; however, we have not recorded a liability relating to the claim as of March 31, 2012.

We are subject to other legal proceedings and claims not disclosed above which have arisen in the ordinary course of our business and have not been finally adjudicated. These can include, but are not limited to, legal proceedings and/or claims pertaining to environmental or safety matters. For example, in April 2011, a fatal accident occurred at the Lucky Friday Mine which was investigated by MSHA. In November 2011, an accident occurred as part of the construction of #4 Shaft which resulted in the fatality of one contractor employee.  In an unrelated incident, in December 2011, a rock burst occurred in a primary access way at the Lucky Friday and injured seven employees, with no fatalities as a result of that incident.  At the end of 2011, MSHA began a special impact investigation at the Lucky Friday mine which resulted in an order to remove loose material from the Silver Shaft, the primary access way from the surface at the Lucky Friday mine. As a result of MSHA's investigations related to these events, Hecla Limited may be issued enforcement actions as well as penalties (including monetary) from MSHA or other governmental agencies. Although there can be no assurance as to the ultimate disposition of these other matters, we believe the outcome of these other proceedings will not have a material adverse effect on our results from operations or financial position.

Note 5.    Earnings Per Common Share

We are authorized to issue 500,000,000 shares of common stock, $0.25 par value per share, of which 285,298,389 shares were issued and outstanding at March 31, 2012.

The following table reconciles weighted average common shares used in the computations of basic and diluted earnings per share for the three-month periods ended March 31, 2012 and 2011 (thousands, except per-share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator
Net income	$12,572	$43,357
Preferred stock dividends	(138)	(138)
Net income applicable to common shares for basic and diluted earnings per share	$12,434	$43,219

Denominator
Basic weighted average common shares	285,292	278,448
Dilutive stock options and restricted stock	11,636	17,796
Diluted weighted average common shares	296,928	296,244
Basic earnings per common share
Net income applicable to common shares	$0.04	$0.16
Diluted earnings per common share
Net income applicable to common shares	$0.04	$0.15

Diluted income per share for the three months ended March 31, 2012 and 2011 excludes the potential effects of outstanding shares of our convertible preferred stock, as their conversion and exercise would have no effect on the calculation of dilutive shares.

Options to purchase 823,668 shares of our common stock were excluded from the computation of diluted earnings per share for the three-month period ended March 31, 2012.  For the three-month period ended March 31, 2011, options to purchase 313,388 shares of our common stock were excluded from the computation of diluted earnings per share.  In each case, the exercise price of the options not included in the computations of diluted earnings per share exceeded the average price of our stock during those periods and therefore would not affect the calculation of earnings per share.

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

The following tables present information about reportable segments for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Net sales to unaffiliated customers:
Greens Creek	$90,900	$101,802
Lucky Friday	253	34,562
	$91,153	$136,364
Income (loss) from operations:
Greens Creek	$47,382	$58,509
Lucky Friday	(5,943)	19,912
Other	(16,003)	(9,686)
	$25,436	$68,735

The reductions in sales and income (loss) from operations at the Lucky Friday segment for the first quarter of 2012 compared to the first quarter of 2011 is due primarily to the suspension of production at the Lucky Friday mine during the 2012 period.  At the end of 2011, MSHA began a special impact inspection at the Lucky Friday mine which resulted in an order to remove loose cementitious material from the Silver Shaft. In response, we submitted a plan to MSHA and received approval to remove the material, and this work commenced in the first quarter of 2012. In addition, the plan includes removal of unused utilities, construction of a water ring to prevent ice from forming in the winter, the installation of a metal brattice, repair of shaft steel, and installation of a new power cable, all of which should improve the shaft's functionality and possibly improve the shaft's hoisting capacity. We currently anticipate that the Silver Shaft work will be completed in late 2012, with production at the Lucky Friday temporarily suspended until early 2013.  The smelter contracts related to treatment of Lucky Friday concentrates have been suspended during the care-and-maintenance period based on force majeure. Once the Silver Shaft work is completed down to the 4900 foot level, we expect to commence work on a haulage way bypassing an area at the 5900 level impacted by a rock burst in December 2011. In addition to work on the Silver Shaft, other significant surface and underground capital programs are being planned.  Final plans are not yet complete, but we expect to spend up to $50 million on all of these projects, including approximately $10 million to remove the loose cementitious material, $20 million for shaft improvements and $20 million on other capital projects. We expect to incur non-capitalized expenses of $17.5 million, based on the assumption that the mine will be on standby for the remainder of 2012 as this work is completed.  As of March 31, 2012, we have incurred $6.2 million in non-capitalized expenses, including $1.5 million in depreciation, depletion, and amortization, which is reported in Lucky Friday suspension-related costs on the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited).

The following table presents identifiable assets by reportable segment as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Identifiable assets:
Greens Creek	$735,983	$729,289
Lucky Friday	217,267	213,285
Other	444,483	453,516
	$1,397,733	$1,396,090

Note 7.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Service cost	$993	$969	$17	$14
Interest cost	1,017	1,028	19	19
Expected return on plan assets	(1,145)	(1,370)	—	—
Amortization of prior service cost	100	101	11	11
Amortization of net (gain) loss	707	220	(7)	(11)
Net periodic benefit cost	$1,672	$948	$40	$33

The increased service costs in 2012 versus 2011 were driven primarily by higher staffing and compensation levels.

We expect to contribute $2.0 million to the pension plans during 2012.  As of March 31, 2012, the company has made no contributions.

Note 8.    Shareholders’ Equity

Common Stock Dividends

In September 2011, our Board of Directors adopted a common stock dividend policy that links the amount of anticipated dividends on our common stock to our average quarterly realized silver price in the preceding quarter.  For illustrative purposes only, the table below summarizes potential per share dividend amounts at different quarterly average realized price levels according to the policy:

Quarterly average realized silver price per ounce	Quarterly dividend per share	Annualized dividend per share
$30	$0.01	$0.04
$35	$0.02	$0.08
$40	$0.03	$0.12
$45	$0.04	$0.16
$50	$0.05	$0.20
$55	$0.06	$0.24
$60	$0.07	$0.28

On February 17, 2012, our Board of Directors declared a silver price-linked common stock dividend, pursuant to the policy described above, of $0.01 per share based on the average realized silver price of $31.61 per ounce in the fourth quarter of 2011.  In addition, in February 2012, our Board of Directors adopted an additional common stock dividend policy that includes a minimum anticipated annual dividend of $0.01 per share of common stock, payable quarterly when declared, and declared a dividend of $0.0025 per share pursuant to that policy.  Therefore, the aggregate common stock dividend declared by our Board of Directors was $0.0125 per share, for a total of approximately $3.6 million paid in March 2012.  On May 8, 2012, our Board of Directors declared a silver price-linked common dividend of $0.02 per share, based on the realized silver price for the first quarter of 2012 of $36.59, along with a $0.0025 common dividend related to our $0.01 minimum anticipated annual dividend policy.  The total cash dividend of approximately $6.4 million will be paid in the second quarter of 2012.  The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

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

Warrants

The following table summarizes certain information about our stock purchase warrants at March 31, 2012:

Warrants Outstanding	Warrants	Exercise Price	Expiration Date
Series 1 warrants	5,200,519	$2.43	June 2014
Series 1 warrants	460,976	2.54	June 2014
Series 3 warrants	16,671,128	2.48	August 2014
Total warrants outstanding	22,332,623

No warrants were exercised during the first three months of 2012.  Under the financial terms of the Consent Decree settling the Coeur d’Alene Basin litigation, the proceeds from the exercise of our outstanding warrants will be paid to the Plaintiffs within 30 days after the end of the quarter when exercised.  Proceeds from Series 1 and Series 3 warrant exercises  totaling approximately $0.7 million and $10.5 million were paid to the Plaintiffs in 2012 and 2011, respectively, under the terms of the Consent Decree.

Note 9.    Credit Facilities and Capital Leases

Credit Facilities

   We have a $100 million senior secured revolving credit facility, which is collateralized by the shares of common stock held in our material subsidiaries and by our joint venture interests in the Greens Creek mine, all of our rights and interests in the joint venture agreement, and all of our rights and interests in the assets of the joint venture.  This credit facility originated from a $60 million senior secured revolving credit agreement entered into in October 2009.  The agreement was amended in December 2010 to extend the term of the agreement, reduce the commitment fee rate and interest rate spreads, allow the issuance of secured and unsecured debt and investments to governmental authorities as payment of obligations owed to such authorities, and to allow the release of certain liens and security interests granted to the lenders to secure the credit facility. The agreement was again amended on October 10, 2011 to increase the secured revolving credit facility to $100 million. Amounts borrowed under the credit agreement are available for general corporate purposes.  The interest rate on outstanding loans under the agreement is between 2.75% and 3.5% above the LIBOR or an alternative base rate plus an applicable margin of between 1.75% and 2.5%.  We are required to pay a standby fee of between 0.825% and 1.05% per annum on undrawn amounts under the revolving credit agreement.  The credit facility is effective until September 30, 2014. We incurred $0.1 million in interest expense in the first three months of 2012 for the amortization of loan origination fees and $0.2 million in interest expense for commitment fees relating to the credit agreement.

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

We were in compliance with all covenants under the credit agreement as of March 31, 2012.  We have not drawn funds on the current revolving credit facility as of the filing date of this quarterly report on Form 10-Q.

Capital Leases

We have entered into various lease agreements since 2009 for equipment at our Greens Creek and Lucky Friday units, which we have determined to be capital leases.  We have a total liability of $13.6 million at March 31, 2012, relating to the lease obligations, with $4.8 million of the liability classified as current and the remaining $8.8 million classified as non-current. At December 31, 2011, the total liability balance associated with capital leases was $10.3 million, with $4.0 million of the liability classified as current and $6.3 million classified as non-current. The total obligation for future minimum lease payments was $14.4 million at March 31, 2012, with $0.9 million attributed to interest.

At March 31, 2012, the annual maturities of capital lease commitments, including interest, are (in thousands):

Twelve-month period ending March 31,
2013	$4,765
2014	3,900
2015	3,519
2016	2,239
2017	15
Total	14,438
Less: imputed interest	(906)
Net capital lease obligation	$13,532

Note 10.    Developments in Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, which, among other things, amended Subtopic 220 with respect to the presentation of other comprehensive income and its components in the financial statements.  Under the update, a Securities and Exchange Commission filer may present other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  The filer is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.  The amendments in this update apply to both annual and interim periods beginning after December 15, 2011, with the exception of the amendment regarding presentation of reclassification adjustments, which has been deferred to a later date.  Adoption of this guidance has not had a material impact on our consolidated financial statements (audited and unaudited condensed).

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

The amendments in this update become effective for interim and annual periods beginning after December 15, 2011.  Adoption of this guidance has not had a material impact on our consolidated financial statements (audited and unaudited condensed).

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

We use financially-settled forward contracts to sell lead and zinc at fixed prices for settlement at approximately the same time that our unsettled concentrate sales contracts will settle.  The settlement of each concentrate contract is based on the average spot price of the metal during the month of settlement, which may differ from the prices used to record the sale when the sale takes place.  The objective of the contracts is to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At March 31, 2012, we recorded a current asset of $0.5 million, which is included in other current assets, for the fair value of the contracts.  The current asset balance is net of approximately $0.1 million for contracts that were in a fair value liability position at March 31, 2012.  We recognized a $1.0 million net loss on the contracts during the first three months of 2012, which is included in sales of products.  The net loss recognized on the contracts offsets price adjustments on our provisional concentrate sales related to changes to lead and zinc prices between the time of sale and final settlement.

In addition, we use financially-settled forward contracts to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  At March 31, 2012, we recorded a current asset of $11.1 million, which is included in other current assets, and a non-current asset of $9.0 million, which is included in other non-current assets, for the fair value of the contracts.  The current asset balance is net of approximately $0.5 million for contracts that were in a fair value liability position at March 31, 2012. We recognized a $5.2 million net loss on the contracts, net of $7.0 million in gains realized on settled contracts, during the first three months of 2012. The net loss on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.  The losses recognized during the first three months of 2012 are the result of increasing lead and zinc prices during the end of  March 2012.  However, this program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

As further discussed in Note 6, production at the Lucky Friday mine is temporarily suspended due to the requirement to remove loose material from the Silver Shaft.  As a result, during the first quarter of 2012, we liquidated forward contracts related to previously forecasted Lucky Friday base metal sales for total net proceeds of $3.1 million.

The following tables summarize the quantities of base metals committed under forward sales contracts at March 31, 2012 and December 31, 2011:

March 31, 2012	Metric tonnes under contract		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2012 settlements	6,250	1,300	$0.94	$0.96
Contracts on forecasted sales
2012 settlements	11,850	5,100	$1.12	$1.13
2013 settlements	8,675	13,250	$1.13	$1.15

December 31, 2011	Metric tonnes under contract		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2012 settlements	9,600	2,600	$0.86	$0.89
Contracts on forecasted sales
2012 settlements	20,500	15,900	$1.12	$1.12
2013 settlements	8,275	11,150	$1.14	$1.17

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

Description	Balance at March 31, 2012	Balance at December 31, 2011	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$278,504	$266,463	Level 1
Available for sale securities:
Equity securities – mining industry	3,584	3,923	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	5,849	10,996	Level 2
Restricted cash balances:
Certificates of deposit and other bank deposits	866	866	Level 1
Derivative contracts:
Base metal forward contracts	20,610	32,750	Level 2
Total assets	$309,413	$314,998

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

We use financially-settled forward contracts to manage the exposure of changes in prices of zinc and lead contained in our concentrate shipments that have not reached final settlement.  We also use financially-settled forward contracts to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments (see Note 11 for more information).  These contracts do not qualify for hedge accounting, and are marked-to-market through earnings each period.  The fair value of each contract represents the present value of the difference between the forward metal price for the contract settlement period as of the measurement date and the contract settlement metal price.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

                Certain statements contained in this Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure About Market Risk, are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Our forward-looking statements include our current expectations and projections about future results, performance, results of litigation, prospects and opportunities, including reserves and other mineralization. We have tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “feel,” “plan,” “estimate,” “project,” “forecast” and similar expressions.  These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis.  However, our forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A – Business – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2011 and under Part II – Other Information, Item 1A. Risk Factors in this quarterly report on Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
•
recommencing operations and construction at our Lucky Friday unit in light of the temporary interruption to most operations at the mine in December 2011.  See the Lucky Friday Segment section below for more information;

•	expanding our reserves and production capacity at our operating properties;
•
maintaining and investing in exploration and pre-development projects in the vicinities of four mining districts we believe to be under-explored and under-invested: North Idaho's Silver Valley in the historic Coeur d'Alene Mining District; our Greens Creek unit on Alaska's Admiralty Island located near Juneau; the silver-producing district near Durango, Mexico; and the Creede district of Southwestern Colorado; and

•	continuing to seek opportunities to acquire and invest in mining properties and companies.

  A number of key factors may impact the execution of our strategy, including: regulatory issues, rehabilitation of the Lucky Friday mine, and metal prices.  Metals prices can be very volatile.  As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control.  Average market prices of silver and gold in the first three months of 2012 were higher than their levels from the comparable period last year, while average prices for lead and zinc were lower in the first quarter of 2012 compared to the same period in 2011, as illustrated by the table in Results of Operations below. We believe current global economic and industrial trends could result in continued demand growth for the metals we produce.  However, prices have been volatile over the last five years and there can be no assurance that current prices will continue.

   As discussed in the Financial Liquidity and Capital Resources section below, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing, if needed, will be adequate to meet our obligations during the next twelve months, including obligations relating to growth opportunities.  One such opportunity is the construction of an internal shaft at the Lucky Friday mine (“#4 Shaft”), which, we believe, could significantly increase production and extend the life of the mine.  The #4 Shaft project will involve significant additional capital costs during the periods leading up to its expected completion date by early 2016.  As discussed in the Lucky Friday Segment section below, the requirement to remove loose material from the Silver Shaft has temporarily suspended work on the #4 Shaft project. Although we believe that our current capital resources will allow us to complete the project, there are a number of factors that could affect its completion.

   Although we strive to manage our activities in an environmentally responsible manner, another challenge that we face is the risk associated with environmental matters and ongoing reclamation activities. As described in Item 1A. Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2011 and Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) in this Form 10-Q, it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans.  In 2011, we finalized the terms of settlement with the Plaintiffs in the Coeur d'Alene Basin environmental litigation, which reduced the uncertainty regarding our liability and liquidity needs relating to our most significant environmental matter.   However, we are involved in other environmental legal matters, and there can be no assurance that the estimate of our environmental liabilities, liquidity needs, or strategic plans will not be significantly impacted as a result of these matters or new matters that may arise.

   We strive to achieve excellent mine safety and health performance. We seek to implement this goal by: training employees in safe work practices; openly communicating with employees; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; and involving employees in the establishment of safety standards. We attempt to implement reasonable best practices with respect to mine safety and emergency preparedness.  In spite of these efforts, two fatal accidents, one involving a company employee, and one involving a contractor's employee, and another incident involving injury to seven employees occurred at our Lucky Friday mine during 2011.  As previously disclosed, at the end of 2011, following a rock burst which occurred in the 5900 level of the mine, MSHA began a special impact inspection at the Lucky Friday mine. This MSHA inspection resulted in an order to remove loose material from the Silver Shaft, the primary access way from surface at the Lucky Friday mine, despite the fact that the Silver Shaft was not involved in the rock burst accident or any of the other incidents which occurred in 2011.  Underground access is limited until the Silver Shaft work is completed, and we anticipate that production will be suspended at the Lucky Friday mine until early 2013 as a result.  However, the timing of completion of the Silver Shaft work and resumption of production at the Lucky Friday mine may ultimately vary from our current estimates. See the Lucky Friday Segment section below for more information.  We continue to evaluate our safety practices and work with MSHA to address issues outlined in the investigations of the 2011 incidents.

Results of Operations

For the first quarter of 2012, we recorded income applicable to common shareholders of $12.4 million ($0.04 per basic common share), compared to $43.2 million ($0.16 per basic common share) during the first quarter of 2011. The following factors led to the diminished results for the first three months of 2012 compared to the same period in 2011:

•
Decreased gross profit at our Greens Creek and Lucky Friday units in the first quarter of 2012 by $11.4 million (19%) and $19.9 million (98%), respectively, compared to the first quarter of 2011. See The Greens Creek Segment and The Lucky Friday Segment sections below.

•
$6.2 million in suspension-related costs at our Lucky Friday unit, including $1.5 million in depreciation, depletion, and amortization.  See The Lucky Friday Segment section for more information on the temporary suspension of production.

•
Exploration and pre-development expense increased to $9.0 million in the first quarter of 2012 from $3.3 million  in the same period in 2011, as we continue extensive exploration work at our Greens Creek unit, on our land package near Durango, Mexico, at our San Juan Silver project in the Creede district of Colorado, and in North Idaho's Coeur d’Alene Mining District near our Lucky Friday unit.  "Pre-development expense" is defined as costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves.  We have advanced pre-development projects during the first quarter of 2012 at the Equity and Bulldog mines in the Creede district and at the Star mine in the Coeur d'Alene district which has given us access to historic workings and underground drill platforms at those sites.

•
$5.2 million net loss on base metal derivative contracts in the first quarter of 2012, compared to $2.0 million losses in the corresponding 2011 period.  The losses are related to financially-settled forward contracts on forecasted zinc and lead production as a part of a risk management program.  The losses in the first quarter of 2012 are net of $7.0 million in gains realized on settled contracts, including $3.1 million in gains on liquidated forward contracts related to previously forecasted Lucky Friday base metal sales.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk - Commodity-Price Risk Management for more information on our derivatives contracts.

•	Decreased average zinc and lead prices for the first quarter of 2012 compared to the same period in 2011, as illustrated in the table below.

The factors discussed above were partially offset by increased silver and gold prices and a lower income tax provision, each as described below.

  Average prices for silver and gold were higher in the first quarter of 2012 than in the first quarter of 2011, as illustrated by the following table:

		Three months ended March 31,
		2012	2011
Silver –	London PM Fix ($/ounce)	$32.62	$31.66
	Realized price per ounce	$36.59	$36.49
Gold –	London PM Fix ($/ounce)	$1,691	$1,384
	Realized price per ounce	$1,751	$1,405
Lead –	LME Final Cash Buyer ($/pound)	$0.95	$1.18
	Realized price per pound	$1.00	$1.19
Zinc –	LME Final Cash Buyer ($/pound)	$0.92	$1.09
	Realized price per pound	$0.95	$1.09

   Concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the smelters, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metal prices each period through final settlement.  For the first quarter of 2012, we recorded net positive adjustments to provisional settlements of $6.1 million compared to net positive price adjustments to provisional settlements of $7.2 million for the first quarter of 2011. The price adjustments related to zinc and lead contained in our concentrate shipments were partly offset by gains and losses on forward contracts for those metals (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  The gains and losses on these contracts are included in revenues and impact the realized prices for lead and zinc.  We recognized overall net losses on the contracts of $1.0 million in the first quarter of 2012.  Realized prices are calculated by dividing gross revenues for each metal by the payable quantities of each metal included in concentrate and doré shipped during the period.  The differences between our realized metal prices and average market prices are due primarily to the aforementioned gains and losses on forward contracts (for lead and zinc) and price adjustments resulting from the difference between metal prices upon transfer of title of concentrates to the buyer and metal prices at the time of final settlement, which are included in our revenues.

Our income tax provision of $7.3 million in the first quarter of 2012, was lower than the $23.5 million income tax provision recognized in the first quarter of 2011.  The lower current-year provision is the result of decreased pre-tax income in the first quarter of 2012.  See Note 3 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

The Greens Creek Segment

The following is a comparison of the operating results and key production statistics of our Greens Creek segment (dollars are in thousands, except for per ton and per ounce amounts):

	Three months ended March 31,
	2012	2011
Sales	$90,900	$101,802
Cost of sales and other direct production costs	(33,290)	(31,727)
Depreciation, depletion and amortization	(9,661)	(10,680)
Gross profit	$47,949	$59,395
Tons of ore milled	165,516	189,767
Production:
Silver (ounces)	1,328,704	1,697,584
Gold (ounces)	12,652	14,430
Zinc (tons)	15,943	15,526
Lead (tons)	4,854	4,711
Payable metal quantities sold:
Silver (ounces)	1,427,187	1,662,337
Gold (ounces)	11,860	11,590
Zinc (tons)	11,687	11,951
Lead (tons)	4,169	4,019
Ore grades:
Silver ounces per ton	11.08	12.50
Gold ounces per ton	0.12	0.12
Zinc percent	11.00	9.38
Lead percent	3.84	3.28
Mining cost per ton	$64.04	$46.64
Milling cost per ton	$32.58	$27.64
Total cash cost per silver ounce (1)	$2.24	$(0.73)

(1)
A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The $11.4 million decrease in gross profit during the first quarter of 2012 compared to the same 2011 period was primarily the result of lower ore production, silver ore grades, and average prices for zinc and lead,  partially offset by higher average prices for silver and gold and higher zinc and lead ore grades.  The decrease in ore throughput was the result of additional ground support work that diverted equipment and personnel away from production, and lower staffing levels than planned.  The additional ground support work also resulted in less ore development than planned. To address this, a contractor has been temporarily diverted from the 200 South development project to accelerate ore development.  The contractor is expected to return to the 200 South development project in May once planned ore development is achieved.  In addition, gross profit at Greens Creek was impacted by positive price adjustments to revenues of $5.8 million for the first quarter of 2012  compared to positive price adjustments of $6.7 million for the first quarter of 2011. Price adjustments to revenues result from changes in metals prices between transfer of title of concentrates to buyers and final settlements during the period.  In addition to the decreased positive price adjustments for the first quarter of 2012, a net loss of $1.0 million on forward contracts related to concentrates shipped during 2012 compares to a gain of $0.8 million in the same period in 2011 (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

Mining and milling costs per ton increased by 37% and 18%, respectively, in the first quarter of 2012 compared to the same period in 2011 primarily due to lower production, as mill throughput decreased by 13%.  The mining costs per ton variance was also attributable to higher maintenance costs during the 2012 period.

Depreciation, depletion and amortization was 10% less in the first quarter of 2012 compared to the same 2011 period, due primarily to lower metals production as described above, as the majority of depreciation is calculated on a units-of-production basis.

Cash cost per ounce of silver increased by $2.97 for the first quarter of 2012 compared to the same period in 2011 primarily as a result of higher production costs by $4.71 per ounce, treatment and freight costs by $2.68 per ounce, and mine license tax and other costs by $0.97 per ounce.  The increase in production costs per ounce is mainly attributable to lower silver ounces produced due to the decrease in mill throughput and lower silver ore grades. The factors above were partially offset by higher by-product credits of $5.39 per ounce due to higher average gold prices and higher zinc and lead ore grades.

The difference between what we report as “production” and “payable metal quantities sold” is due essentially to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually payable by our smelter customers according to the terms of the smelter contracts.  Differences can also arise from inventory changes incidental to shipping schedules.  The decrease in payable quantities sold for the first quarter of 2012 compared to the same period in 2011 is due to the timing of concentrate shipments and reduced production during the 2012 period.

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

The Lucky Friday Segment

  The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands, except for per ton and per ounce amounts):

	Three Months Ended March 31,
	2012	2011
Sales	$253	$34,562
Cost of sales and other direct production costs	—	(12,802)
Depreciation, depletion and amortization	—	(1,582)
Gross profit	$253	$20,178
Tons of ore milled	—	88,760
Production:
Silver (ounces)	—	756,824
Lead (tons)	—	4,944
Zinc (tons)	—	2,155
Payable metal quantities sold:
Silver (ounces)	—	701,092
Lead (tons)	—	4,583
Zinc (tons)	—	1,564
Ore grades:
Silver ounces per ton	—	9.27
Lead percent	—	6.08
Zinc percent	—	2.85
Mining cost per ton	$—	$58.51
Milling cost per ton	$—	$15.40
Total cash cost per silver ounce (1)	$—	$4.99

(1)
A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

  The $19.9 million decrease in gross profit for the first quarter of 2012 compared to the same period in 2011 resulted from the suspension of production at the Lucky Friday mine during 2012.  At the end of 2011, MSHA began a special impact inspection at the Lucky Friday mine which resulted in an order to remove loose material from the Silver Shaft.  The Silver Shaft is an approximately one-mile deep, 18-foot diameter, concrete-lined shaft from surface.   It is the primary access to the Lucky Friday mine's underground workings.  In response to the MSHA order, we submitted a plan to MSHA and received approval to remove the loose cementitious material, which work commenced in the first quarter of 2012. The plan also includes removal of unused utilities, construction of a water ring to prevent ice from forming in the winter, the installation of a metal brattice, repair of shaft steel, and installation of a new power cable, all of which should improve the shaft's functionality and possibly improve the shaft's hoisting capacity.  The Silver Shaft rehabilitation work is progressing according to plan.  All surface work required for the project has been completed,  and approximately 1,500 feet of shaft restoration work has been completed as of early May.  We currently anticipate that the work on the 6,100 foot Silver Shaft will be completed in late 2012, with production at the Lucky Friday recommencing in early 2013.  During this period, the smelter contracts related to treatment of Lucky Friday concentrates have been suspended based on force majeure. Once the Silver Shaft cleanup has been completed down to the 4900 level, we anticipate that we will be able to commence construction of a haulage way bypass around an area impacted by a rock burst in December 2011.  We believe that we will be able to resume work on the #4 Shaft project (discussed below) in early 2013 once the Silver Shaft work is completed.  However, the timing of completion of the Silver Shaft work and resumption of production and work on the #4 Shaft project at the Lucky Friday mine may ultimately vary from our current estimates. Care and maintenance costs incurred at the Lucky Friday during the suspension of production totaled $6.2 million, including $1.5 million in depreciation, depletion, and amortization, for the first quarter of 2012.  These costs are included in a separate line item under Other operating expenses on the Condensed Consolidated Statement of Operations and Comprehensive Income (Unaudited).

   The $0.3 million in sales recognized in the first quarter of 2012 represents provisional price adjustments on prior-period concentrate shipments that were subject to changes in metals prices during the first quarter of 2012 until their final settlement.

   Similar to the Greens Creek segment, the difference between what we report as “production” and “payable metal quantities sold” is due essentially to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually payable by our smelter customers according to the terms of the smelter contracts.

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

   The #4 Shaft project, an internal shaft at the Lucky Friday mine, will, upon its completion, provide deeper access in order to expand the mine's operational life.  We commenced engineering and construction activities on #4 Shaft in late 2009, and our Board of Directors gave its final approval of the project in August 2011.  Construction of the #4 Shaft as currently designed is expected to cost a total of approximately $200 million, including approximately $90 million already spent as of March 31, 2012, with completion expected in early 2016.  As discussed above, the #4 Shaft construction has been temporarily suspended until cleanup work in the Silver Shaft is completed.  Once construction of #4 Shaft resumes, we believe that our current capital resources will allow us to complete the project.  However, there are a number of factors that could affect completion of the project, including:  (i) a significant decline in metals prices, (ii) a reduction in available cash or credit, whether arising from decreased cash flow or other uses of available cash, or (iii) a significant increase in operating or capital costs.

   Many of the employees at our Lucky Friday unit are represented by a union. The collective bargaining agreement with the union expires on April 30, 2016.   As a result of the requirement to remove loose material from the Silver Shaft, which will limit underground access and temporarily suspend production at the Lucky Friday, Hecla Limited laid off 121 employees in January 2012, with approximately 25 of those employees accepting temporary positions at other Hecla operations.  We anticipate that employment at the Lucky Friday will return to its level prior to the suspension of production as the Silver Shaft work is completed.

Corporate Matters

Other significant variances affecting our net income for the first quarter of 2012 as compared to the same period in 2011 were as follows:

•
Pre-development expense increased $3.4 million in the first quarter of 2012 compared to the same period in 2011 as a result of advancing our pre-development projects at the historic Equity and Bulldog mines in Creede, Colorado and the Star mine in Idaho's Silver Valley.

•	Other operating expense decreased by $0.9 million for the first quarter of 2012 compared to the same 2011 period primarily as a result of lower incentive compensation costs.
•
Provisions for closed operations and environmental matters increased by $1.2 million for the first quarter of 2012 compared to the same 2011 period due primarily to a $0.8 million increase in the accrual for estimated reclamation costs at the Johnny M site in New Mexico (See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

•	Mark-to-market losses on base metals forward sales contracts totaled $5.2 million in the first quarter of 2012, compared to losses of $2.0 million in the same period of 2011.
•
Income tax provisions totaled $7.3 million in the first quarter of 2012 compared to $23.5 million for the first quarter of 2011.  The lower current-year provision is the result of decreased pre-tax income in the first quarter of 2012.  See Note 3 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Employee Benefit Plans

Our defined benefit pension plans, while affording a significant benefit to our employees, also represent a significant liability.  The liability recorded for the funded status of our plans was $23.7 million and $22.8 million, respectively, as of March 31, 2012 and December 31, 2011. We expect to contribute $2.0 million to the Hecla plan during 2012.  The company has made no contributions as of March 31, 2012 .  While the economic variables which will determine future cash requirements are uncertain, we expect contributions to increase in future years.  See Note 7 of Notes to Condensed Consolidated Financial Statements for more information.

Income Taxes

Our net deferred tax asset at March 31, 2012, totaled $113.0 million, or 8% of total assets, a decrease of $2.8 million from the $115.8 million net deferred tax asset at December 31, 2011.  The largest component of the deferred tax asset is deferred reclamation, of which the majority will be realized in the next two years, assuming adequate taxable income.  The next largest component derives from the tax effect of past net operating losses carried forward to be applied against current income to determine cash income tax liability.  Each reporting period, we assess our deferred tax assets with long-range forecasts to provide reasonable assurance that they will be realized through future earnings.  At March 31, 2012, with the exception of $0.3 million relating to net operating loss carry forwards for states where we currently have no activity and $2.4 million for foreign tax credits, we retained no valuation allowance on U.S. deferred tax assets.  A $21.0 million valuation allowance remains on losses in foreign jurisdictions.  We currently expect the effective tax rate for 2012 to be approximately 40%, with the increase from 2011 attributable to the loss of percentage depletion related to the Lucky Friday mine as a result of the temporary suspension of production there.  For the three months ended March 31, 2012, the tax provision represents a 37% effective tax rate as a result of a discrete benefit from amended state returns filed in the first quarter of 2012.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The tables below present reconciliations between the non-GAAP measure of total cash costs to the GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization for our operations at the Greens Creek and Lucky Friday units for the three months ended March 31, 2012 and 2011 (in thousands, except costs per ounce).

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

	Total, All Properties
	Three Months Ended March 31,
	2012	2011
Total cash costs (1)	$2,976	$2,530
Divided by ounces produced	1,329	2,455
Total cash cost per ounce produced	$2.24	$1.03
Reconciliation to GAAP:
Total cash costs	$2,976	$2,530
Depreciation, depletion and amortization	9,661	12,262
Treatment costs	(17,695)	(24,236)
By-product credits	46,353	64,511
Change in product inventory	1,805	1,533
Reclamation and other costs	(149)	191
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$42,951	$56,791

	Greens Creek Unit
	Three Months Ended March 31,
	2012	2011
Total cash costs (1)	$2,976	$(1,245)
Divided by ounces produced	1,329	1,698
Total cash cost per ounce produced	$2.24	$(0.73)
Reconciliation to GAAP:
Total cash costs	$2,976	$(1,245)
Depreciation, depletion and amortization	9,661	10,680
Treatment costs	(17,695)	(19,116)
By-product credits	46,353	50,063
Change in product inventory	1,805	1,858
Reclamation and other costs	(149)	167
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$42,951	$42,407

	Lucky Friday Unit (2)
	Three Months Ended March 31,
	2012	2011
Total cash costs (1)	$—	$3,775
Divided by silver ounces produced	—	757
Total cash cost per ounce produced	$—	$4.99
Reconciliation to GAAP:
Total cash costs	$—	$3,775
Depreciation, depletion and amortization	—	1,582
Treatment costs	—	(5,120)
By-product credits	—	14,448
Change in product inventory	—	(325)
Reclamation and other costs	—	24
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$—	$14,384

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

(2)
Production has been temporarily suspended at the Lucky Friday unit as work is performed to rehabilitate the Silver Shaft, the primary access from surface to the underground workings at the Lucky Friday mine.  See the Lucky Friday Segment section above for further discussion of the Silver Shaft work and temporary suspension of operations.  Care and maintenance costs incurred at the Lucky Friday during the suspension of production are included in a separate line item under Other operating expenses on the Condensed Consolidated Statement of Operations and Comprehensive Income (Unaudited), and have been excluded from the calculation of total cash costs for the three month period ended  March 31, 2012.

Financial Liquidity and Capital Resources

   Our liquid assets include (in millions):

	March 31, 2012	December 31, 2011
Cash and cash equivalents	$278.5	$266.5
Marketable equity securities - non-current	3.6	3.9
Total cash, cash equivalents and investments	$282.1	$270.4

   Cash and cash equivalents increased by $12.0 million in the first three months of 2012, as discussed below, while the value of non-current marketable equity securities decreased by $0.3 million (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

   In 2011, we settled Hecla Limited's Coeur d'Alene Basin environmental litigation and related claims pursuant to a  Consent Decree entered by the Court on September 8, 2011.  Hecla Limited remains obligated under the Consent Decree to make the following payments:

•	$25 million of cash by October 8, 2012;
•	$15 million of cash by October 8, 2013; and
•
Approximately $55.4 million by August 2014, as quarterly payments of the proceeds from the exercise of any outstanding Series 1 and Series 3 warrants (which have an exercise price of between $2.43 and $2.54 per share) during the quarter, with the remaining balance, if any, due in August 2014, regardless of whether any of the remaining warrants are exercised.

   The payments require third party surety for which Hecla Limited pays an annual maintenance fee which will decrease as payments are made according to the foregoing schedule.  The first annual maintenance fee of $0.6 million was paid in October 2011.   The $25 million and $15 million payments accrue interest from the entry of the Consent Decree until payment at the Superfund rate (0.69% for 2011, 0.74% for 2012).

   As a result of our current cash balance, the performance of our operations, current metals prices, and full availability of our $100 million revolving credit agreement, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing if needed will be adequate to meet our obligations during the next 12 months, including the required settlement payments previously discussed, anticipated capital costs related to rehabilitation of the Silver Shaft and care-and-maintenance costs incurred at Lucky Friday as that work is completed, capital outlays for the #4 Shaft project, potential repurchases of our common stock, and payment of potential common stock dividends, if declared by our board of directors.  We currently estimate that a total of approximately $140 million will be incurred on capital expenditures for equipment, infrastructure, and development at our Lucky Friday and Greens Creek units in 2012, including capital costs for anticipated work on the Lucky Friday Silver Shaft, as discussed further below.  We also estimate that exploration and pre-development expenditures will total approximately $40 million in 2012, however, these expenditures may increase based upon the success of programs that are currently ongoing.

   The #4 Shaft project, which is discussed further in the Lucky Friday Segment section above, is expected to involve capital expenditures of approximately $200 million,  including approximately $90 million that has been spent on the project as of March 31, 2012. Our ability to finance this project will depend on our operational performance, metals prices, our ability to estimate capital costs, sources of liquidity available to us, and other factors. #4 Shaft construction has been temporarily suspended until work to be performed on the Silver Shaft is completed.  Once construction resumes, we believe that our available cash, revolving credit agreement, cash from operations, and access to equity and financial markets will allow us to proceed with the #4 Shaft despite the required payments under the Consent Decree which settled the Coeur d'Alene Basin environmental litigation and other obligations.  We may also mitigate market risk from time to time with selective base metal derivative contract programs. However, a sustained downturn in metals prices or significant increases in operational or capital costs, other uses of cash, or other factors beyond our control could compel us to defer development below 7800 feet.

   As discussed further in the Lucky Friday Segment section above, work to rehabilitate the Silver Shaft commenced during the first quarter of 2012.   In addition to work on the Silver Shaft, other significant surface and underground capital programs are being planned for 2012. Final plans are not complete, but we expect to spend up to $50 million on all of these projects, including approximately $10 million to remove loose cementitious material from the shaft, $20 million for shaft improvements and $20 million on other capital projects.  We expect to incur non-capitalized expenses of approximately $17.5 million for the care and maintenance of the mine, based on the assumption that the mine will be on standby for the remainder of 2012 as this work is completed.  We believe that our available cash and other financial resources will allow us to complete the Silver Shaft work and sustain temporary care-and-maintenance of the Lucky Friday mine until production resumes, which we currently anticipate will be in early 2013.

   In September 2011, our Board of Directors adopted a common stock dividend policy that links the anticipated amount of any declared dividend on our common stock to our average realized silver price in the preceding quarter.  See Note 8 of Notes to Consolidated Financial Statements for information on the potential per share dividend amounts at different quarterly average realized price levels according to the policy.   Pursuant to this policy, on February 17, 2012, our Board of Directors declared a common stock dividend of $0.01 per share based on the average realized silver price of $31.61 per ounce in the fourth quarter of 2011.  In addition, in February 2012, our Board of Directors adopted a common stock dividend policy that includes a minimum anticipated annual dividend of $0.01 per share of common stock, payable quarterly when declared, and declared a dividend of $0.0025 per share pursuant to that policy.  As a result, the aggregate common stock dividend declared by our Board of Directors was $0.0125 per share, for a total of approximately $3.6 million  paid in March of 2012. On May 8, 2012, our Board of Directors declared a silver price-linked common dividend of $0.02 per share, based on the realized silver price for the first quarter of 2012 of $36.59, along with a $0.0025 common dividend related to our $0.01 minimum anticipated annual dividend policy.  The total cash dividend of approximately $6.4 million will be paid in the second quarter of 2012. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

   On May 8, 2012, we announced that our Board of Directors has approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The closing price of our common stock at May 4, 2012, was $3.96 per share.  The repurchase program may be modified, suspended or discontinued by us at any time.  As of the date of this report, no shares have been purchased under the repurchase program.

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash provided by operating activities (in millions)	$41.4	$60.9

   Cash provided by operating activities in the first quarter of 2012 decreased by $19.5 million compared to the same period in 2011 primarily due to lower income, as adjusted for non-cash items. The lower income is primarily attributable to the suspension of production at the Lucky Friday mine during the 2012 period while rehabilitation work on the Silver Shaft is being performed, as discussed above. Working capital and other operating asset and liability changes resulted in a net cash flow increase of $0.3 million in the first three months of 2012 compared to a net decrease in cash flows of $13.3 million in the 2011 period.   The $13.6 million variance in working capital changes is attributed to lower accounts receivable due primarily to the timing of concentrate shipments at Greens Creek and the suspension of production at Lucky Friday, and decreases in accruals for production taxes at Greens Creek.  These factors were partially offset by reductions in accounts payable and accrued payroll balances due mainly to the decreased activity at the Lucky Friday mine resulting from the temporary suspension of production there.

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash used in investing activities (in millions)	$(24.6)	$(23.5)

   During the first quarter of 2012 we invested $24.7 million in capital expenditures, not including $4.4 million in non-cash capital lease additions, an increase of $2.8 million compared to the same period in 2011, due to an increase in capital spending at the Greens Creek unit.  During the first quarter of 2011, we purchased marketable securities having a cost basis of $3.2 million, and sold investments having a cost of $0.8 million for proceeds of $1.4 million (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash (used in) provided by financing activities (in millions)	$(4.8)	$0.7

   Warrants to purchase approximately 1.8 million shares of our common stock were exercised in the first quarter of 2011, resulting in proceeds to us of approximately $4.4 million, with additional proceeds of $0.3 million from the exercise of options during the first three months of 2011.  No warrants or options were exercised during the first three months of 2012.  The remaining outstanding warrants at March 31, 2012 to purchase approximately 22.3 million shares of our common stock have exercise prices ranging from $2.43 to $2.54 per share and expire in 2014.  Any future proceeds from the exercise of outstanding warrants will be paid to the Plaintiffs under the terms of the Consent Decree which settled the Basin litigation. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our outstanding warrants.

   During the first three months of 2012, we paid cash dividends on our common stock totaling $3.6 million, pursuant to the silver-price linked and minimum anticipated annual dividend policies discussed above,  and cash dividends of $0.1 million on our Series B Preferred Stock.  We paid cash dividends totaling $3.3 million on our 6.5% Mandatory Convertible Preferred Stock and $0.1 million on our Series B Preferred Stock in the first three months of 2011.  On January 1, 2011, all of the outstanding shares of our 6.5% Mandatory Convertible Preferred Stock were converted to shares of our common stock, and we paid the final quarterly dividend on that series of preferred stock in January 2011.  We are no longer required to pay quarterly dividends of approximately $3.3 million on such preferred stock as a result of the conversion.  We made repayments on our capital leases of $1.1 million and $0.6 million in the three month periods ended March 31, 2012 and 2011, respectively.

Contractual Obligations, Contingent Liabilities and Commitments

   The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our litigation settlement, outstanding purchase orders, certain capital expenditures, our credit facility and lease arrangements as of March 31, 2012 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligation (1)	$13,731	—	—	$—	$13,731
Commitment fees (2)	825	1,238	—	—	2,063
Contractual obligations (3)	6,226	—	—	—	6,226
Capital lease commitments (4)	4,765	7,419	2,254	—	14,438
Operating lease commitments (5)	2,539	3,732	880	758	7,909
Coeur d'Alene Basin litigation settlement (6)	25,000	70,400			95,400
Surety maintenance fees (6)	461	452			913
Supplemental executive retirement plan (7)	331	671	705	2,322	4,029
Total contractual cash obligations	$53,878	$83,912	$3,839	$3,080	$144,709

(1)
Consists of open purchase orders of approximately $12.7 million at the Greens Creek unit and $1.1 million at the Lucky Friday unit.  Included in these amounts are approximately $10.0 million and $0.9 million related to various capital projects at the Greens Creek and Lucky Friday units, respectively.

(2)
In October 2009, we entered into a $60 million revolving credit agreement, which was amended in March 2010, July 2010, and December 2010.  It was amended again in October 2011 to increase the revolving credit agreement to $100 million. We are required to pay a standby fee, dependent on our leverage ratio, of between 0.825% and 1.05% per annum on undrawn amounts under the revolving credit agreement. There was no amount drawn under the revolving credit agreement as of March 31, 2012, and the amounts above assume no amounts will be drawn during the agreement’s term.  For more information on our credit facility, see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)	As of March 31, 2012, we were committed to approximately $1.7 million and $4.5 million for various capital projects at the Greens Creek and Lucky Friday units, respectively.

(4)
Includes scheduled capital lease payments of $11.5 million and $2.8 million (including interest), respectively, for equipment at our Greens Creek and Lucky Friday units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

(6)
On September 8, 2011, a Consent Decree settling the Coeur d'Alene Basin environmental litigation and related claims was entered by the U.S. District Court in Idaho. As of March 31, 2012, our remaining obligation under the terms of the settlement include (i) $25 million in cash by October 8, 2012, (ii) $15 million in cash by October 8, 2013, and (iii) approximately $55.4 million by August 2014, as quarterly payments of the proceeds from the exercise of any outstanding Series 1 and Series 3 warrants during the quarter, with the remaining balance, if any, due in August 2014. These payments are secured by a third party surety for which Hecla Limited pays an annual maintenance fee of 0.556% of the remaining obligation balance.

(7)
We expect to contribute approximately $1.1 million to our other defined benefit pension plans in 2012. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information

   We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At March 31, 2012, our liabilities for these matters totaled $151.9 million, including $95.1 for the net present value of Hecla Limited's liability relating to the Coeur d'Alene River Basin in North Idaho.   On September 8, 2011 a Consent Decree settling the Coeur d'Alene Basin environmental litigation and related claims was entered by the U.S. District Court in Idaho.  See the Financial Liquidity and Capital Resources section above for more information on the financial terms of the settlement.  Future expenditures related to closure, reclamation and environmental expenditures at our other sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

   At March 31, 2012, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

   Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2011. As described in Note 1, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

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

Future Metals Prices

   Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under Item 1A. — Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2011, metals prices have historically been volatile. While average prices for all four metals we produce performed favorably for the five consecutive years prior to 2008, there was a reduction in the average prices for zinc and lead in 2008 compared to 2007, and average prices for silver, zinc and lead were lower in 2009 compared to 2008.  Average prices for all four metals rebounded in 2010 and were higher than their levels in both 2009 and 2008, and average prices for all four metals were higher in 2011 compared to 2010.  Silver and gold prices increased in the first quarter of 2012 compared the same period in 2011, with zinc and lead prices declining in the 2012 period.

   Silver demand arises from investment demand, particularly in Exchange-Traded Funds, industrial demand, and consumer demand.  Investment demand for silver and gold has been relatively strong over the past three years and is influenced by various factors, including:  the value of the U.S. Dollar and other currencies, expanding U.S. budget deficits, widening availability of exchange-traded commodity funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertainty towards a global economic recovery could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  Consumer demand is driven significantly by demand for jewelry and similar retail products. We believe that global economic conditions are improving, though slowly and unevenly, and that industrial and economic trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer and industrial demand growth for silver.  However, there can be no assurance whether these trends will continue or to how they will impact prices of the metals we produce. In the past, we have recorded  impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

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

   Sales of all metals products sold directly to smelters are recorded as revenues when title and risk of loss transfer to the smelter (generally at the time of shipment) at estimated forward metals prices for the estimated month of settlement. Due to the time elapsed between the time of shipment to the smelter and final settlement with the smelter, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales and trade accounts receivable are adjusted to estimated settlement metals prices until final settlement by the smelter. Changes in metals prices between shipment and final settlement result in changes to revenues and accounts receivable previously recorded upon shipment.  As a result, our trade accounts receivable balances are subject to changes in metals prices until final settlement occurs.  For more information, see part N. Revenue Recognition of Note 1 of Notes to Consolidated Financial Statements of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2011.

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

Mineral Reserves

   Critical estimates are inherent in the process of determining our reserves. Our reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. Metals prices are estimated at long-term averages, as described in Item 2. — Property Descriptions in our annual report on Form 10-K filed for the year ended December 31, 2011. Our assessment of reserves occurs at least annually, and periodically utilizes external audits.

   Reserves are a key component in the valuation of our properties, plants and equipment. Reserve estimates are used in determining appropriate rates of units-of-production depreciation, with net book value of many assets depreciated over remaining estimated reserves. Reserves are also a key component in forecasts, with which we compare future cash flows to current asset values to ensure that carrying values are reported appropriately. Reserves also play a key role in the valuation of certain assets in the determination of the purchase price allocations for acquisitions (see Business Combinations below).  Reserves are a culmination of many estimates and are not guarantees that we will recover the indicated quantities of metals or that we will do so at a profitable level.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

   The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at March 31, 2012, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Item 1A. – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2011).

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

   In April 2010, we began utilizing financially-settled forward contracts to sell lead and zinc at fixed prices for settlement at approximately the same time that our unsettled concentrate sales contracts will settle.  The settlement of each concentrate lot is based on the average spot price of the metal during the month of settlement, which may differ from the prices used to record the sale when the sale takes place.  The objective of the contracts is to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  We recognized a $1.0 million net loss on the contracts during the quarter ended March 31, 2012, which is included in sales of products.  The net losses recognized on the contracts offset price adjustments on our provisional concentrate sales related to changes to lead and zinc prices between the time of sale and final settlement.

   In addition, in May 2010, we also began utilizing financially-settled forward contracts to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  We recognized a $5.2 million net loss on the contracts, net of $7.0 million in gains realized on settled contracts during the quarter ended March 31, 2012. The net losses on these contracts are included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.  The losses recognized during the quarter ended March 31, 2012 are the result of increasing lead and zinc prices during the end of March 2012.  However, this program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

   The following table summarizes the quantities of base metals committed under forward sales contracts at March 31, 2012:

	Metric tonnes under contract		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2012 settlements	6,250	1,300	$0.94	$0.96

Contracts on forecasted sales
2012 settlements	11,850	5,100	$1.12	$1.13
2013 settlements	8,675	13,250	$1.13	$1.15

Provisional Sales

   Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfers to the smelter (generally at the time of shipment) at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the smelter and the final settlement with the smelter we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the smelter.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our annual reported filed on Form 10-K for the year ended December 31, 2011 for more information).  At March 31, 2012, metals contained in concentrates and exposed to future price changes totaled approximately 0.6 million ounces of silver, 3,586 ounces of gold, 7,256 tons of zinc, and 2,125 tons of lead.  If the price for each metal were to change by one percent, the change in the total value of the concentrates sold would be approximately $0.4 million.  However, as noted in Commodity-Price Risk Management above, in April 2010 we initiated a program designed to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our zinc and lead sales.

Item 4.    Controls and Procedures

   An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of March 31, 2012, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

   Item 1A – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2011 set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results.

Item 4.    Mine Safety Disclosures

   The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this Quarterly Report.

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

HECLA MINING COMPANY
(Registrant)

Date:	May 8, 2012	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	May 8, 2012	By:	/s/ James A. Sabala
James A. Sabala, Senior Vice President and
Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-Q – March 31, 2012
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

4.1(a)
Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant.  Filed as exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No 1-8491), and incorporated herein by reference.

4.1(b)
Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant.  Filed as exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-8491), and incorporated herein by reference.

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