Form 10-Q
period 2012-06-30
HECLA MINING CO/DE/
filed 2012-08-07
CIK 719413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      .    No XX.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding August 3, 2012
Common stock, par value $0.25 per share	285,486,857

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2012

INDEX*

Page
PART I - Financial Information

Item 1 – Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - June 30, 2012 and December 31, 2011	4

Condensed Consolidated Statements of Operations and Comprehensive Income - Three Months Ended and Six Months Ended – June 30, 2012 and 2011	5

Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2012 and 2011	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk
38
Item 4. Controls and Procedures

PART II - Other Information

Item 1 – Legal Proceedings	39

Item 1A – Risk Factors	39

Item 4 – Mine Safety Disclosures	39

Item 6 – Exhibits	39

Signatures	39

Exhibits	40

*Items 2, 3 and 5 of Part II are omitted as they are not applicable.

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$233,327	$266,463
Accounts receivable:
Trade	30,484	10,996
Other, net	6,662	9,313
Inventories:
Concentrates, doré, and stockpiled ore	9,786	13,692
Materials and supplies	13,396	12,503
Current deferred income taxes	25,779	27,810
Other current assets	20,062	21,967
Total current assets	339,496	362,744
Non-current investments	2,671	3,923
Non-current restricted cash and investments	866	866
Properties, plants, equipment and mineral interests, net	953,365	923,212
Non-current deferred income taxes	86,362	88,028
Other non-current assets and deferred charges	7,734	17,317
Total assets	$1,390,494	$1,396,090
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$34,587	$37,831
Accrued payroll and related benefits	9,182	12,878
Accrued taxes	3,736	10,354
Current portion of capital leases	4,552	4,005
Current portion of accrued reclamation and closure costs	39,694	42,248
Total current liabilities	91,751	107,316
Capital leases	9,054	6,265
Accrued reclamation and closure costs	111,806	111,563
Other noncurrent liabilities	32,450	30,833
Total liabilities	245,061	255,977
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, authorized 500,000,000 shares; issued and outstanding 2012 — 285,546,859 shares and 2011 — 285,289,924 shares	71,496	71,420
Capital surplus	1,216,659	1,215,229
Accumulated deficit	(115,734)	(120,557)
Accumulated other comprehensive loss	(24,304)	(23,498)
Less treasury stock, at cost; 2012 — 437,986 shares and 2011 — 392,645 shares	(2,723)	(2,520)
Total shareholders’ equity	1,145,433	1,140,113
Total liabilities and shareholders’ equity	$1,390,494	$1,396,090

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Sales of products	$67,019	$117,860	$158,172	$254,224
Cost of sales and other direct production costs	33,172	38,865	66,462	83,394
Depreciation, depletion and amortization	9,879	11,204	19,540	23,466
	43,051	50,069	86,002	106,860
Gross profit	23,968	67,791	72,170	147,364
Other operating expenses:
General and administrative	5,527	4,550	10,028	9,249
Exploration	7,146	5,839	12,757	9,140
Pre-development	3,471	—	6,837	—
Other operating expense	1,605	2,270	2,549	4,087
Provision for closed operations and environmental matters	2,235	1,341	4,413	2,362
Lucky Friday suspension-related costs	6,465	—	12,631	—
	26,449	14,000	49,215	24,838
Income (loss) from operations	(2,481)	53,791	22,955	122,526
Other income (expense):
Gain on sale of investments	—	—	—	611
Gain (loss) on derivative contracts	6,171	559	940	(1,475)
Interest and other income	32	105	181	123
Interest expense	(505)	(1,496)	(972)	(1,973)
	5,698	(832)	149	(2,714)
Income before income taxes	3,217	52,959	23,104	119,812
Income tax provision	(693)	(19,642)	(8,008)	(43,138)
Net income	2,524	33,317	15,096	76,674
Preferred stock dividends	(138)	(138)	(276)	(276)
Income applicable to common shareholders	$2,386	$33,179	$14,820	$76,398
Comprehensive income:
Net income	$2,524	$33,317	$15,096	$76,674
Reclassification of net gain on sale of marketable securities included in net income	—	—	—	(611)
Unrealized holding gains (losses) on investments	(586)	(1,082)	(805)	(115)
Comprehensive income	$1,938	$32,235	$14,291	$75,948
Basic income per common share after preferred dividends	$0.01	$0.12	$0.05	$0.27
Diluted income per common share after preferred dividends	$0.01	$0.11	$0.05	$0.26
Weighted average number of common shares outstanding - basic	285,312	279,347	285,303	278,901
Weighted average number of common shares outstanding - diluted	295,160	295,756	296,100	296,020
Cash dividends declared per common share	$0.02	$—	$0.04	$—

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2012	June 30, 2011
Operating activities:
Net income	$15,096	$76,674
Non-cash elements included in net income:
Depreciation, depletion and amortization	22,799	23,597
Gain on sale of investments	—	(611)
(Gain) loss on disposition of properties, plants, equipment, and mineral interests	660	(8)
Provision for reclamation and closure costs	2,908	556
Stock compensation	1,495	920
Deferred income taxes	3,697	38,319
Amortization of loan origination fees	201	332
(Gain) loss on derivative contracts	9,376	(9,198)
Other non-cash charges, net	604	391
Change in assets and liabilities:
Accounts receivable	(16,838)	(8,282)
Inventories	3,013	(2,856)
Other current and non-current assets	1,756	2,552
Accounts payable and accrued liabilities	389	12,818
Accrued payroll and related benefits	(3,696)	(445)
Accrued taxes	(6,618)	(6,364)
Accrued reclamation and closure costs and other non-current liabilities	(3,602)	(1,178)
Cash provided by operating activities	31,240	127,217
Investing activities:
Additions to properties, plants, equipment and mineral interests	(51,535)	(40,580)
Proceeds from sale of investments	—	1,366
Proceeds from disposition of properties, plants and equipment	116	113
Purchases of investments	—	(3,200)
Changes in restricted cash and investment balances	—	9,388
Net cash used in investing activities	(51,419)	(32,913)
Financing activities:
Proceeds from exercise of stock options and warrants	—	4,838
Acquisition of treasury shares	(203)	(469)
Dividends paid to common shareholders	(9,986)	—
Dividends paid to preferred shareholders	(276)	(3,546)
Repayments of capital leases	(2,492)	(1,297)
Net cash used in financing activities	(12,957)	(474)
Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(33,136)	93,830
Cash and cash equivalents at beginning of period	266,463	283,606
Cash and cash equivalents at end of period	$233,327	$377,436
Significant non-cash investing and financing activities:
Addition of capital lease obligations	$5,828	$2,543
Accounts payable change relating to capital additions	$(3,632)	$2,773

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

Note 2.    Investments and Restricted Cash

Investments

At June 30, 2012 and December 31, 2011, the fair value of our non-current investments was $2.7 million and $3.9 million, respectively.  Our non-current investments consist of marketable equity securities, which are carried at fair value as they are classified as “available-for-sale.” The cost basis of our non-current investments was approximately $3.5 million at June 30, 2012 and December 31, 2011.

At June 30, 2012, total unrealized loss positions of $0.8 million, net of unrealized gains of $0.2 million, for our non-current investments were included in accumulated other comprehensive loss.

Restricted Cash and Investments

Various laws, permits, and covenants require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities.  These restricted investments are used primarily for reclamation funding or for funding surety bonds, and were $0.9 million at June 30, 2012 and December 31, 2011. Restricted investments primarily represent investments in money market funds and certificates of deposit.

Note 3.   Income Taxes

Major components of our income tax provision (benefit) for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Current:
Federal	$(144)	$4,111	$3,528	$4,111
State	2	478	553	478
Foreign	115	115	230	230
Total current income tax provision (benefit)	(27)	4,704	4,311	4,819

Deferred:
Federal and state deferred income tax provision	720	14,938	3,697	38,319
Total income tax provision	$693	$19,642	$8,008	$43,138

Our ability to utilize our deferred tax assets depends on future taxable income generated from operations. For the six months ended June 30, 2012, there were no circumstances that caused us to change our assessment of the ability to generate future taxable income to realize our deferred tax assets.  After utilization of $3.7 million during the first six months of 2012, the net deferred tax asset at June 30, 2012 was $112.1 million. It is possible that the valuation allowance on our deferred tax asset will change in the future as a result of the analysis of our long-range forecasts, with a resulting tax provision or benefit.

The current income tax provisions for the six months ended June 30, 2012 and 2011 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income primarily due to the effects of percentage depletion for all periods presented and the change in valuation allowance related to foreign operations during the six months ended June 30, 2012.

Note 4.    Commitments, Contingencies and Obligations

Rio Grande Silver Guaranty

Our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), is party to a joint venture with Emerald Mining & Leasing, LLC (“EML”) and certain other parties with respect to a land package in the Creede Mining District of Colorado that is adjacent to other land held by Rio. Rio holds a 70% interest in the joint venture. In connection with the joint venture, we are required to guarantee certain environmental remediation-related obligations of EML to a third party up to a maximum liability to us of $2.5 million. As of June 30, 2012, we have not been required to make any payments pursuant to the guaranty. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to the third party. However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties named in the amended agreement, have jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guaranty as of June 30, 2012.

Lucky Friday Water Permit Exceedances

In late 2008 and during 2009, Hecla Limited experienced a number of alleged water permit exceedances for water discharges at its Lucky Friday unit. The 2008 alleged violations resulted in Hecla Limited entering into a Consent Agreement and Final Order (“CAFO”) and a Compliance Order with the EPA in April 2009, which included an extended compliance timeline. In connection with the CAFO, Hecla Limited agreed to pay an administrative penalty to the EPA of $177,500 to settle any liability for such alleged exceedances. The 2009 alleged violations were the subject of a December 2010 letter from the EPA informing Hecla Limited that the EPA is prepared to seek civil penalties for these alleged violations, as well as for alleged unpermitted discharges of waste water in 2010 at the Lucky Friday unit. In the same letter, the EPA invited Hecla Limited to discuss these matters with them prior to filing a complaint. In April 2011, Hecla Limited received an additional request for information from the EPA on the alleged unpermitted discharges in 2010. Hecla Limited disputes the EPA's assertions, but has begun negotiations with the EPA in an attempt to resolve the matter, which includes additional water quality monitoring to better understand the quality and source of the alleged unpermitted discharge. We do not believe that the outcome of this claim will have a material adverse effect on our results from operations or financial position.

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

ASARCO, LLC Contribution Claims

In 2011 and 2012, ASARCO, LLC, filed three lawsuits against us and other mining companies seeking contribution and cost recovery relating to payments ASARCO alleges it has made under CERCLA in connection with various mine sites throughout the Northwest United States, including (i) the Barker-Hughesville Site in Cascade and Judith Basin Counties, Montana, (ii) the Black Pine Mine Site in Granite County Montana, and (iii) the Van Stone Mine Site in Stevens County, Washington.  At these three sites, ASARCO alleges it has spent $9 million, $17.7 million, and $3.5 million, respectively, under CERCLA in payments to various governments.  ASARCO alleges that Hecla or its predecessors operated at each of these sites and is therefore liable to ASARCO for contribution of part of the payments made by ASARCO under CERCLA.  We have begun investigating the basis for ASARCO's claims and believe Hecla Limited had very limited involvement at these sites long ago.   We do not believe that the outcome of any of these claims, either alone or in the aggregate, will have a material adverse effect on our results from operations or financial position.  We have made an immaterial accrual for potential liability on the Barker-Hughesville matter, but have made no accruals for the other two matters, each of which was filed against us in June of 2012.

Johnny M Mine Area near San Mateo, McKinley County, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under CERCLA for environmental remediation and past costs the EPA has incurred at the site. Mining at the Johnny M was conducted for a limited period of time by Ranchers Exploration and Development Corporation, a predecessor of our subsidiary, Hecla Limited. In June 2011, Hecla Limited responded to the EPA's request and discussions are ongoing. In February 2012, a subsidiary of Hecla Limited acquired a parcel of land that is adjacent to the Johnny M site and which was occupied by one or more individuals and livestock. The EPA has alleged that this property may contain hazardous substances released from the Johnny M site. The land was purchased for $1.875 million, reducing the accrual by that amount in the first quarter of 2012. Hecla also received a release from liability from the landowners. Our unaudited interim condensed consolidated financial statements as of June 30, 2012 include an accrual balance by Hecla Limited of $1.4 million for estimated past costs and investigation and planning costs, including a $0.5 million accrual recorded in the second quarter of 2012.  We cannot with any degree of certainty estimate the amount of any additional liability Hecla Limited may face at the site due to several reasons, including (but not limited to):  neither the EPA nor Hecla Limited have completed investigations of the site, the amount and type of remediation required have not yet been determined, and the existence of other potentially responsible parties has not yet been determined.

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

In June 2011, the EPA informed Hecla Limited that it believes Hecla Limited, among several other viable companies, may be liable for cleanup of the site or for costs incurred by the EPA in cleaning up the site. The EPA stated in the June 2011 letter that it has incurred approximately $4.5 million in response costs and estimated that total remediation costs may exceed $100 million. Because Hecla Limited had very limited activity at the site, we do not believe that the outcome of the claim will have a material adverse effect on our results from operations or financial position. We have not recorded a liability relating to the site as of June 30, 2012.

Other Commitments and Obligations

Our contractual commitments as of June 30, 2012 included approximately $7.9 million for commitments relating to capital items at Lucky Friday and Greens Creek. In addition, our commitments relating to open purchase orders at June 30, 2012 included approximately $11.2 million and $0.8 million, respectively, for various capital items at the Greens Creek and Lucky Friday units, and approximately $0.4 million for various non-capital costs. We also have total commitments of approximately $14.4 million relating to scheduled payments on capital leases, including interest, primarily for equipment at our Greens Creek and Lucky Friday units (see Note 9 for more information).

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

We had letters of credit for approximately $0.6 million outstanding as of June 30, 2012 for reclamation and workers' compensation insurance bonding.

Other Contingencies

On February 1, 2012, a purported Hecla stockholder filed a putative class action lawsuit in U.S. District Court for the District of Idaho against Hecla and certain of our officers, one of whom is also a director.  The complaint, purportedly brought on behalf of all purchasers of Hecla common stock from October 26, 2010 through and including January 11, 2012, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses.  Specifically, the complaint alleges that Hecla, under the authority and control of the individual defendants, made certain false and misleading statements and allegedly omitted certain material information related to operational issues at the Lucky Friday mine. The complaint alleges that these actions artificially inflated the market price of Hecla common stock during the class period, thus purportedly harming investors who purchased shares during that time. A second suit was filed on February 14, 2012, alleging virtually identical claims. These complaints have been consolidated into a single case and a lead plaintiff and lead counsel has been appointed by the Court (Bricklayers of Western Pennsylvania Pension Plan, et al. v. Hecla Mining Company et al., Case No. 12-0042 (D. Idaho)).  We cannot predict the outcome of this lawsuit or estimate damages if plaintiffs were to prevail. We believe that these claims are without merit and intend to defend them vigorously.

Related to the above described class action lawsuits, Hecla has been named as a nominal defendant in seven shareholder derivative lawsuits which name as defendants certain Hecla executives and members of Hecla's Board of Directors. The cases are: Adams, et al. v. Baker, et al., Case No. 12-0119 (D. Idaho), filed on March 9, 2012 in the United States District Court for the District of Idaho; Cygan v. Crumley, et al., Case No. 12-1506 (Kootenai Cnty. Dist. Ct.), filed on February 23, 2012; Hesley v. Baker, et al., Case No. 12-0097 (D. Idaho), filed on February 29, 2012; Moss v. Baker, et al., Case No. 12-0098 (D. Idaho), filed on February 29, 2012; Murguia v. Crumley, et al., Case No. 12-1959 (Kootenai Cnty. Dist. Ct.), filed on March 9, 2012; South, et ux. v. Baker, et al., Case No. 7294-VCL (Del. Ch. Ct.), filed on March 1, 2012; and McCoy v. Crumley, et al., Case No. 12-3908 (Kootenai Cnty. Dist. Ct.), filed on May 24, 2012. These cases have been consolidated such that there is one case pending in Idaho federal court, one in Delaware Chancery Court, and two in Idaho state court (Kootenai County).  In general terms, these lawsuits allege breaches of fiduciary duties by the individual defendants and seek damages, purportedly on behalf of Hecla. In addition, the Board of Directors has received a letter on behalf of a purported shareholder demanding that Hecla commence litigation against certain executives and directors on substantially similar grounds.

On April 16, 2012, we and the other defendants in the South v. Baker case filed a motion to dismiss the complaint in the Delaware Court of Chancery.  On August 3, 2012, oral arguments were heard on this matter and we are awaiting the Court's decision.  The cases in Idaho federal court are currently stayed pending the anticipated motion to dismiss being filed by Hecla in the class action lawsuit in U.S. District Court for the District of Idaho.

In March 2012, Hecla Limited received notice of a complaint filed against it by the United Steel Workers, Local 5114, with the Federal Mine Safety Health Review Commission for compensation for bargaining unit workers at the Lucky Friday mine idled as a result of the previously-announced, temporary shutdown of the mine.  The complaint alleges the bargaining unit workers are entitled to compensation under Section 111 of Federal Mine Safety and Health Act of 1977 from November 16, 2011 - the date an order was issued by the Mine Safety Health Administration (“MSHA”) to Hecla Limited - until such time as the order is terminated. We believe the claim is without merit, and that all wages due under Section 111, which was an immaterial amount, have already been paid.  We may face a liability as a result of the union's claim in the range of $0 to $10 million; however, we have not recorded a liability relating to the claim as of June 30, 2012.

We are subject to other legal proceedings and claims not disclosed above which have arisen in the ordinary course of our business and have not been finally adjudicated. These can include, but are not limited to, legal proceedings and/or claims pertaining to environmental or safety matters. For example, in April 2011, a fatal accident occurred at the Lucky Friday Mine which was investigated by MSHA. In November 2011, an accident occurred as part of the construction of #4 Shaft which resulted in the fatality of one contractor employee.  In an unrelated incident, in December 2011, a rock burst occurred in a primary access way at the Lucky Friday and injured seven employees, with no fatalities as a result of that incident.  At the end of 2011, MSHA began a special impact investigation at the Lucky Friday mine which resulted in an order to remove loose cementitious material from the Silver Shaft, the primary access way from the surface at the Lucky Friday mine. As a result of MSHA's investigations related to these events, Hecla Limited has been issued monetary penalties (none of which are material, individually or in the aggregate), and may face additional enforcement actions, including additional monetary penalties  from MSHA or other governmental agencies. Although there can be no assurance as to the ultimate disposition of these other matters, we believe the outcome of these other proceedings will not have a material adverse effect on our results from operations or financial position.

Note 5.    Earnings Per Common Share

We are authorized to issue 500,000,000 shares of common stock, $0.25 par value per share, of which 285,546,859 shares were issued and outstanding at June 30, 2012.

The following table reconciles weighted average common shares used in the computations of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2012 and 2011 (thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator
Net income	$2,524	$33,317	$15,096	$76,674
Preferred stock dividends	(138)	(138)	(276)	(276)
Net income applicable to common shares for basic and diluted earnings per share	$2,386	$33,179	$14,820	$76,398

Denominator
Basic weighted average common shares	285,312	279,347	285,303	278,901
Dilutive stock options and restricted stock	9,848	16,409	10,797	17,119
Diluted weighted average common shares	295,160	295,756	296,100	296,020
Basic earnings per common share
Net income applicable to common shares	$0.01	$0.12	$0.05	$0.27
Diluted earnings per common share
Net income applicable to common shares	$0.01	$0.11	$0.05	$0.26

Diluted income per share for the three- and six-month periods ended June 30, 2012 and 2011 excludes the potential effects of outstanding shares of our convertible preferred stock, as their conversion and exercise would have no effect on the calculation of dilutive shares.

Options to purchase 605,005 shares of our common stock were excluded from the computation of diluted earnings per share for the three-month and six-month periods ended June 30, 2012.  For the three-month and six-month periods ended June 30, 2011, options to purchase 552,388 and 333,388 shares of our common stock were excluded from the computation of diluted earnings per share.  In each case, the exercise price of the options not included in the computations of diluted earnings per share exceeded the average price of our stock during those periods and therefore would not affect the calculation of earnings per share.

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

The following tables present information about reportable segments for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales to unaffiliated customers:
Greens Creek	$67,023	$81,816	$157,923	$183,618
Lucky Friday	(4)	36,044	249	70,606
	$67,019	$117,860	$158,172	$254,224
Income (loss) from operations:
Greens Creek	$23,313	$45,054	$70,695	$103,563
Lucky Friday	(6,498)	20,596	(12,441)	40,508
Other	(19,296)	(11,859)	(35,299)	(21,545)
	$(2,481)	$53,791	$22,955	$122,526

The reductions in sales and income (loss) from operations at the Lucky Friday segment for the second quarter and first half of 2012 compared to the same periods in 2011 are due to the temporary suspension of production at the Lucky Friday mine during the 2012 period.  At the end of 2011, MSHA began a special impact inspection at the Lucky Friday mine which resulted in an order to remove loose cementitious material from the Silver Shaft. In response, we submitted a plan to MSHA and received approval to remove the material, and this work commenced in the first quarter of 2012. In addition, the plan includes removal of unused utilities, construction of a water ring to prevent ice from forming in the winter, the installation of a metal brattice, repair of shaft steel, and installation of a new power cable, all of which should improve the shaft's functionality and possibly improve the shaft's hoisting capacity. We currently anticipate that the Silver Shaft work will be completed in late 2012, with production at the Lucky Friday temporarily suspended until early 2013.  The smelter contracts related to treatment of Lucky Friday concentrates have been suspended during the care-and-maintenance period based on force majeure. With the Silver Shaft work completed down to the 4900 foot level, we expect to commence work on a haulage way bypassing an area at the 5900 level impacted by a rock burst in December 2011. In addition to work on the Silver Shaft, other significant surface and underground capital programs are being planned, including restart of the #4 Shaft sinking sometime in early 2013.  However, the timing of completion of the Silver Shaft work and resumption of production and work on the #4 Shaft project at the Lucky Friday mine may ultimately vary from our current estimates.  We expect to spend up to $50 million on all of these projects, including approximately $26 million to remove the loose cementitious material and for shaft improvements and $24 million on other capital projects. We expect to incur non-capitalized expenses of $26 million, based on the assumption that the mine will be on standby for the remainder of 2012 as this work is completed.  As of the second quarter and first six months of 2012, we have incurred $6.4 and $12.6 million, respectively, in non-capitalized expenses, including $1.6 million and $3.1 million, respectively, in depreciation, depletion, and amortization, which is reported in Lucky Friday suspension-related costs on the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited).

The following table presents identifiable assets by reportable segment as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Identifiable assets:
Greens Creek	$738,109	$729,289
Lucky Friday	226,516	213,285
Other	425,869	453,516
	$1,390,494	$1,396,090

Note 7.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Service cost	$994	$970	$17	$13
Interest cost	1,017	1,029	20	20
Expected return on plan assets	(1,145)	(1,371)	22	22
Amortization of prior service cost	100	100	(26)	(33)
Amortization of net (gain) loss	706	220	7	11
Net periodic benefit cost	$1,672	$948	$40	$33

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Service cost	$1,987	$1,939	$34	$27
Interest cost	2,034	2,057	39	39
Expected return on plan assets	(2,290)	(2,741)	22	22
Amortization of prior service cost	200	201	(15)	(22)
Amortization of net (gain) loss	1,413	440	—	—
Net periodic benefit cost	$3,344	$1,896	$80	$66

The increased service costs in 2012 versus 2011 were driven primarily by higher staffing and compensation levels.

We expect to contribute $2.0 million to the pension plans during the second half of 2012 (no contributions have been made to date in 2012).

Note 8.    Shareholders’ Equity

Share-based Compensation Plans

We periodically grant stock options, restricted stock unit awards, and/or shares of common stock to our employees and directors.  We measure the fair value of compensation cost for stock options issued pursuant to our equity compensation plans using the Black-Scholes options pricing model.  Stock option grants generally vest immediately. However, grants to individual executives upon hiring or retention vest over a defined service period, with cost amortized over that period. We measure compensation cost for restricted stock units and stock grants at the closing price of our stock at the time of grant.  Restricted stock unit grants vest after a named period with compensation cost amortized over that period.

On June 25, 2012, the Board of Directors granted 440,735 restricted stock units to employees, with one third of those vesting in June 2013, one third vesting in June 2014, and one third vesting in June 2015.  The Board of Directors granted an additional 262,934 restricted stock units on June 25, 2012 that vest in June 2013.  The $1.9 million in expense related to the unit awards vesting in 2013 will be recognized on a straight-line basis over the next twelve months, while the $0.7 million in expense related to awards vesting in each of 2014 and 2015 will be recognized over the next twenty-four and thirty-six month periods, respectively.

In the second quarter of 2012, a total of 77,976 common shares were issued to nonemployee directors.  We issued a total of 42,636 common shares to nonemployee directors in the second quarter of 2011.

Stock-based compensation expense for restricted stock unit grants to employees and shares issued to nonemployee directors recorded in the first six months of 2012 totaled $1.5 million, compared to $0.9 million in the same period last year.

Under the terms of our equity compensation plans, we have permitted our employees' withholding tax obligations with respect to shares awarded thereunder which have vested to be satisfied by net share settlement.  As a result, in the first half of 2012, we repurchased 39,538 shares for $0.2 million, or approximately $4.58 per share.

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

On February 17, 2012, our Board of Directors declared a silver price-linked common stock dividend of $0.01 per share based on the average realized silver price of $31.61 per ounce in the fourth quarter of 2011.  In addition, in February 2012, our Board of Directors adopted an additional common stock dividend policy that includes a minimum anticipated annual dividend of $0.01 per share of common stock, payable quarterly when declared, and declared a dividend of $0.0025 per share pursuant to that policy.  Therefore, the aggregate common stock dividend declared by our Board of Directors was $0.0125 per share, for a total of approximately $3.6 million paid in March 2012.  On May 8, 2012, our Board of Directors declared a silver price-linked common stock dividend of $0.02 per share, based on the realized silver price for the first quarter of 2012 of $36.59, along with a $0.0025 common dividend related to our $0.01 minimum anticipated annual dividend policy.  The total cash dividend of approximately $6.4 million was paid in June 2012.  A silver price-linked dividend was not declared for the second quarter of 2012, as the average realized silver price of $27.05 per ounce was below the minimum threshold of $30 according to the policy.  On August 7, 2012, our Board of Directors declared a $0.0025 common dividend related to our $0.01 minimum anticipated annual dividend policy, with the total dividend of approximately $0.7 million to be paid in the third quarter of 2012.  The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

Common Stock Repurchase Program

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time.  As of June 30, 2012, no shares had been purchased under the repurchase program.  During July 2012, 60,000 shares were purchased at an average price of $4.89 per share, leaving 19.94 million shares that may yet be purchased under the program.  The closing price of our common stock at August 6, 2012, was $4.69 per share.

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

Warrants

The following table summarizes certain information about our stock purchase warrants at June 30, 2012:

Warrants Outstanding	Warrants	Exercise Price	Expiration Date
Series 1 warrants	5,200,519	$2.42	June 2014
Series 1 warrants	460,976	2.53	June 2014
Series 3 warrants	16,671,128	2.47	August 2014
Total warrants outstanding	22,332,623

No warrants were exercised during the first six months of 2012.  Under the financial terms of the Consent Decree settling the Coeur d’Alene Basin litigation, the proceeds from the exercise of our outstanding warrants will be paid to the Plaintiffs within 30 days after the end of the quarter when exercised.  Proceeds from Series 1 and Series 3 warrant exercises  totaling approximately $0.7 million and $10.5 million were paid to the Plaintiffs in 2012 and 2011, respectively, under the terms of the Consent Decree.

Note 9.    Credit Facilities and Capital Leases

Credit Facilities

We have a $100 million senior secured revolving credit facility, which is collateralized by the shares of common stock held in our material subsidiaries and by our joint venture interests in the Greens Creek mine, all of our rights and interests in the joint venture agreement, and all of our rights and interests in the assets of the joint venture.  This credit facility originated from a $60 million senior secured revolving credit agreement entered into in October 2009.  The agreement was amended in December 2010 to extend the term of the agreement, reduce the commitment fee rate and interest rate spreads, allow the issuance of secured and unsecured debt and investments to governmental authorities as payment of obligations owed to such authorities, and to allow the release of certain liens and security interests granted to the lenders to secure the credit facility. The agreement was again amended on October 10, 2011 to increase the secured revolving credit facility to $100 million. Amounts borrowed under the credit agreement are available for general corporate purposes.  The interest rate on outstanding loans under the agreement is between 2.75% and 3.5% above the LIBOR or an alternative base rate plus an applicable margin of between 1.75% and 2.5%.  We are required to pay a standby fee of between 0.825% and 1.05% per annum on undrawn amounts under the revolving credit agreement.  The credit facility is effective until September 30, 2014. We incurred $0.2 million in interest expense in the first six months of 2012 for the amortization of loan origination fees and $0.4 million in interest expense for commitment fees relating to the credit agreement.

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

We were in compliance with all covenants under the credit agreement as of June 30, 2012.  We have not drawn funds on the current revolving credit facility as of the filing date of this quarterly report on Form 10-Q.

On August 2, 2012, we increased our revolving credit facility from $100 million to $150 million, with the amended agreement extending three years from signing. The LIBOR margin increased from 2.75% - 3.50% under the current facility to 3.00% - 3.75% under the amended facility, and the base margin rate increased from 1.75%  - 2.50% to 2.00% - 2.75%.  Financial covenants, anticipated use of borrowings, and other terms and conditions remain unchanged from the facility discussed above.

Capital Leases

We have entered into various lease agreements since 2009 for equipment at our Greens Creek and Lucky Friday units, which we have determined to be capital leases.  We have a total liability of $13.6 million at June 30, 2012, relating to the lease obligations, with $4.6 million of the liability classified as current and $9.1 million classified as non-current. At December 31, 2011, the total liability balance associated with capital leases was $10.3 million, with $4.0 million of the liability classified as current and $6.3 million classified as non-current. The total obligation for future minimum lease payments was $14.4 million at June 30, 2012, with $0.8 million attributed to interest.

At June 30, 2012, the annual maturities of capital lease commitments, including interest, are (in thousands):

Twelve-month period ending June 30,
2013	$4,460
2014	4,267
2015	3,668
2016	1,984
2017	10
Total	14,389
Less: imputed interest	(783)
Net capital lease obligation	$13,606

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

The amendments in this update became effective for interim and annual periods beginning after December 15, 2011.  Adoption of this guidance has not had a material impact on our consolidated financial statements (audited and unaudited condensed).

Note 11.    Derivative Instruments

At times, we use commodity forward sales commitments and commodity swap contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in the market. These instruments do, however, expose us to other risks, including the amount by which the contract price exceeds the spot price of a commodity, and nonperformance by the counterparties to these agreements.

We use financially-settled forward contracts to sell lead and zinc at fixed prices for settlement at approximately the same time that our unsettled concentrate sales contracts will settle.  The settlement of each concentrate contract is based on the average spot price of the metal during the month of settlement, which may differ from the prices used to record the sale when the sale takes place.  The objective of the contracts is to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At June 30, 2012, we recorded a current asset of $0.2 million, which is included in other current assets, for the fair value of the contracts.  The current asset balance is net of approximately $0.3 million for contracts that were in a fair value liability position at June 30, 2012.  We recognized a $0.1 million net loss on the contracts during the first six months of 2012, which is included in sales of products.  The net loss recognized on the contracts offsets price adjustments on our provisional concentrate sales related to changes to lead and zinc prices between the time of sale and final settlement.

In addition, we use financially-settled forward contracts to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  At June 30, 2012, we recorded a current asset of $17.5 million, which is included in other current assets, and a non-current asset of $5.7 million, which is included in other non-current assets, for the fair value of the contracts.  The current asset balance is net of approximately $19,000 for contracts that were in a fair value liability position at June 30, 2012. We recognized a $0.9 million net gain on the contracts during the first six months of 2012, which included $10.2 million in gains realized on settled contracts and $9.3 million in unrealized losses for mark-to-market adjustments on unsettled contracts. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.  The gains recognized during the first six months of 2012 are the result of declining lead and zinc prices during the end of June 2012.  This program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

As further discussed in Note 6, production at the Lucky Friday mine is temporarily suspended due to the requirement to remove material from the Silver Shaft.  As a result, during the first quarter of 2012, we liquidated forward contracts related to previously forecasted Lucky Friday base metal sales for total net proceeds of $3.1 million.

The following tables summarize the quantities of base metals committed under forward sales contracts at June 30, 2012 and December 31, 2011:

June 30, 2012	Metric tonnes under contract		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2012 settlements	9,000	2,300	$0.86	$0.84
Contracts on forecasted sales
2012 settlements	5,925	2,500	$1.11	$1.12
2013 settlements	10,375	13,850	$1.10	$1.14

December 31, 2011	Metric tonnes under contract		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2012 settlements	9,600	2,600	$0.86	$0.89
Contracts on forecasted sales
2012 settlements	20,500	15,900	$1.12	$1.12
2013 settlements	8,275	11,150	$1.14	$1.17

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

Description	Balance at June 30, 2012	Balance at December 31, 2011	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$233,327	$266,463	Level 1
Available for sale securities:
Equity securities – mining industry	2,671	3,923	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	30,484	10,996	Level 2
Restricted cash balances:
Certificates of deposit and other bank deposits	866	866	Level 1
Derivative contracts:
Base metal forward contracts	23,374	32,750	Level 2
Total assets	$290,722	$314,998

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

Note 13.    Asset Retirement Obligations

Below is a reconciliation as of June 30, 2012 and December 31, 2011 (in thousands) of the asset retirement obligations ("ARO") relating to our operating properties, which are included in our total accrued reclamation and closure costs of $151.5 million and $153.8 million, respectively. The estimated reclamation and abandonment costs were discounted using credit adjusted, risk-free interest rates ranging from 6% to 7% from the time we incurred the obligation to the time we expect to pay the retirement obligation.

	2012	2011
Balance, January 1	$37,643	$36,397
Changes in obligations due to changes in reclamation plans	—	387
Accretion expense	562	1,119
Payment of reclamation obligations	(170)	(260)
Balance, end of period	$38,035	$37,643

The ARO for our Greens Creek mine of $36.7 million as of June 30, 2012 reflects a plan for reclamation and closure of the mine at the end of its life having estimated undiscounted costs of approximately $53.4 million.  In April 2012, the United States Forest Service issued a draft Environmental Impact Statement in connection with our proposal to increase tailings capacity at the Greens Creek mine.  As part of that process and our regular (every 5 years) renewal of our Waste Management Permit with the State of Alaska, it is likely that we will be required to update our reclamation and closure plan.  Preliminary updating work performed in July 2012 has indicated that closure costs may be significantly higher than previously estimated.  The expected increase in closure costs results from the possible inclusion of long term water treatment on an increased scale than was included as part of our prior permit renewals.  This increase in scale is the result of new interpretations of model data by the State that were not included in our prior permit renewals.  Development of the revised closure plan has not been completed, and we currently do not have sufficient information to make a reasonable estimate of the change in the fair value of the ARO.  However, we anticipate that an increase in the ARO for Greens Creek will be required by the second half of 2012 upon completion of the revised closure plan in connection with the permit renewal. In addition, we expect to increase our ARO and further revise our closure plan for tailings capacity expansion in 2013.  Increases to the ARO liability would be recorded with corresponding increases to the ARO asset balance, which is included in Properties, plants, equipment, and mineral interests, net on our Condensed Consolidated Balance Sheets.  As a result, we do not anticipate the increase in the ARO for Greens Creek to have a material impact on our results of operations.  However, as part of the revised closure plan, we may be required to increase our current $30 million reclamation bond for Greens Creek.  Although we do not know the amount of such increase, it likely will be a material amount, and there can be no assurance that this bonding capacity will be available to us at that time.

Note 14.    Subsequent Events

On July 26, 2012, we announced a cash tender offer to acquire U.S. Silver Corporation pursuant to which our indirect wholly-owned subsidiary made offers to acquire all of the outstanding common shares of U.S. Silver Corporation ("U.S. Silver") for CDN$1.80 per common share in cash and acquire each outstanding common share purchase warrant for CDN$0.205 (its "in the money" amount based on such price per common share), for total consideration of approximately US$100 million.    The offer reflects a 23% premium to the closing price of U.S. Silver common stock of CDN$1.41 per share, and a 28% premium to the 20-day volume weighted average price of CDN$1.41 per share of U.S. Silver on the Toronto Stock Exchange as of July 24, 2012.  Upon successful completion of the offer, the Company would offer to pay holders of U.S. Silver options (vested or not) for the cancellation of their options the greater of: (a) their "in the money amount" or (b) CDN$0.01 per option in cash.  The offer is set to expire on August 31, 2012, unless previously extended or withdrawn.  There can be no assurance that our cash tender offer will be successful in allowing us to acquire U.S. Silver.  U.S. Silver owns the the Galena and Coeur mines, which are in close proximity to our Lucky Friday Mine and our pre-development and exploration activities in Idaho's Coeur d'Alene Mining District.

In June, the U.S. Silver Board of Directors approved a proposed business combination between U.S. Silver and RX Gold & Silver Inc.  Shareholders of U.S Silver are scheduled to vote on the proposed transaction at a special meeting of U.S. Silver shareholders, currently scheduled for August 7, 2012.

On July 23, 2012, we approached the Board of Directors of U.S Silver to discuss the offer and, at that time, expressed a strong desire to enter into a friendly transaction supported by the Board of Directors of U.S. Silver; however, the two companies were unable to reach an agreement on how best to proceed on a timely basis.  Given this impasse and the rapidly approaching meetings on the proposed RX Gold & Silver Inc. transaction, we felt compelled to make our offer directly to holders of U.S. Silver common shares and warrants and provide them with the opportunity to receive what we believe is superior consideration for their shares.

On August 7, 2012, the shareholders of U.S. Silver voted to approve the business combination with Rx Gold & Silver Inc. As a result, one of the conditions to Hecla's tender offer was not satisfied, and therefore on August 7, we withdrew the cash tender offer to acquire U.S. Silver.

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

We produce lead, zinc and bulk concentrates, which we sell to custom smelters, and unrefined gold and silver bullion bars (doré), which may be sold or further refined before sale to precious metals traders.  We are organized and managed in two segments that encompass our operating units:  the Greens Creek and Lucky Friday units.  The map below shows the locations of our operating units and our exploration projects, as well as our corporate offices located in Coeur d'Alene, Idaho and Vancouver, British Columbia.

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

A number of key factors may impact the execution of our strategy, including regulatory issues, rehabilitation of the Lucky Friday mine, and metals prices.  Metals prices can be very volatile. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control.  Average market prices of silver, lead, and zinc in the first six months of 2012 were lower than their levels from the comparable period last year, while average prices for gold were higher in the first six months of 2012 compared to the same period in 2011, as illustrated by the table in Results of Operations below. We believe current global economic and industrial trends could result in continued demand growth for the metals we produce.  However, prices have been volatile over the last five years and there can be no assurance that current prices will continue.

As discussed in the Financial Liquidity and Capital Resources section below, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing, if needed, will be adequate to meet our obligations during the next twelve months, including obligations relating to growth opportunities.  One such opportunity is the construction of an internal shaft at the Lucky Friday mine (“#4 Shaft”), which, we believe, could significantly increase production and extend the life of the mine.  The #4 Shaft project will involve significant additional capital costs during the periods leading up to its expected completion date by early 2016.  As discussed in the Lucky Friday Segment section below, the requirement to remove loose material from the Silver Shaft has temporarily suspended work on the #4 Shaft project. In addition, on July 26, 2012, we commenced offers to acquire all of the outstanding common shares of U.S. Silver Corporation for CDN$1.80 per share in cash and to acquire each outstanding common share purchase warrant for CDN$0.205 per share, for a total value of approximately US$100 million (see Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  U.S. Silver Corporation owns the Galena and Coeur mines in Idaho's Coeur d'Alene Mining District.  Although we believe that our current capital resources will allow us to complete these activities, there are a number of factors that could affect them. On August 7, 2012, we withdrew our offer to acquire all of the outstanding shares and warrants of U.S. Silver.

Although we strive to manage our activities in an environmentally responsible manner, another challenge that we face is the risk associated with environmental matters and ongoing reclamation activities. As described in Item 1A. Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2011 and Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) in this Form 10-Q, it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans.  In 2011, we finalized the terms of settlement with the Plaintiffs in the Coeur d'Alene Basin environmental litigation, which reduced the uncertainty regarding our liability and liquidity needs relating to what we believe to be our most significant environmental matter.   However, we are involved in other environmental legal matters, and there can be no assurance that the estimate of our environmental liabilities, liquidity needs, or strategic plans will not be significantly impacted as a result of these matters or new matters that may arise.

We strive to achieve excellent mine safety and health performance. We seek to implement this goal by: training employees in safe work practices; openly communicating with employees; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; and involving employees in the establishment of safety standards. We attempt to implement reasonable best practices with respect to mine safety and emergency preparedness.  In spite of these efforts, two fatal accidents, one involving a company employee, and one involving a contractor's employee, and another incident involving injury to seven employees occurred at our Lucky Friday mine during 2011.  As previously disclosed, at the end of 2011, following a rock burst which occurred in the 5900 level of the mine, MSHA began a special impact inspection at the Lucky Friday mine. This MSHA inspection resulted in an order to remove loose cementitious material from the Silver Shaft, the primary access way from surface at the Lucky Friday mine, despite the fact that the Silver Shaft was not involved in the rock burst accident or any of the other incidents which occurred in 2011.  Underground access is limited until the Silver Shaft work is completed, and we anticipate that production will be suspended at the Lucky Friday mine until early 2013 as a result.  However, the timing of completion of the Silver Shaft work and resumption of production at the Lucky Friday mine may ultimately vary from our current estimates. See the Lucky Friday Segment section below for more information.  We continue to evaluate our safety practices and work with MSHA to address issues outlined in the investigations of the 2011 incidents.

Results of Operations

For the second quarter and first six months of 2012, we recorded income applicable to common shareholders of $2.4 million ($0.01 per basic common share) and $14.8 million ($0.05 per basic common share), respectively, compared to income applicable to common shareholders of $33.2 million ($0.12 per basic common share) and $76.4 million ($0.27 per basic common share) for the second quarter and first six months of 2011, respectively.  The following factors led to the results for the second quarter and first six months of 2012 compared to the same period in 2011:

•
Decreased gross profit at our Greens Creek and Lucky Friday units of $23.0 million and $20.8 million, respectively, for the second quarter of 2012, and by $34.5 million and $40.7 million, respectively, for the first six months of 2012 compared to the same periods in 2011.  See The Greens Creek Segment and The Lucky Friday Segment sections below.

•
$6.4 million in suspension-related costs at our Lucky Friday unit, including $1.6 million in depreciation, depletion, and amortization for the second quarter of 2012, and $12.6 million in suspension-related costs, including $3.1 million in depreciation, depletion, and amortization for the first six months of 2012.  See The Lucky Friday Segment section for more information on the temporary suspension of production.

•
Exploration and pre-development expense increased to $10.6 million in the second quarter of 2012 from $5.8 million in the same period in 2011 and to $19.6 million in the first six months of 2012 from $9.1 million in the same period in 2011, as we continue extensive exploration work at our Greens Creek unit, on our land package near Durango, Mexico, at our San Juan Silver project in the Creede district of Colorado, and in North Idaho's Coeur d’Alene Mining District near our Lucky Friday unit.  "Pre-development expense" is defined as costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves.  We have advanced pre-development projects during the first six months of 2012 at the Equity and Bulldog mines in the Creede district and at the Star mine in the Coeur d'Alene district which has given us access to historic workings and underground drill platforms at those sites.

•
Decreased average silver, zinc and lead prices for the second quarter and first six months of 2012 compared to the same periods in 2011.   However, average gold prices for the three- and six-month periods ended June 30, 2012 were higher than in the comparable periods in 2011.  These price variances are illustrated in the table below.

The factors discussed above were partially offset by net gains on base metal derivative contracts and a lower income tax provision, each as described below.

The following table illustrates average market and realized prices for the second quarter and first six months of 2012 and 2011:

		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Silver –	London PM Fix ($/ounce)	$29.42	$38.17	$31.02	$34.92
	Realized price per ounce	$27.05	$35.80	$32.37	$36.19
Gold –	London PM Fix ($/ounce)	$1,611	$1,504	$1,651	$1,444
	Realized price per ounce	$1,588	$1,550	$1,675	$1,478
Lead –	LME Final Cash Buyer ($/pound)	$0.90	$1.16	$0.92	$1.17
	Realized price per pound	$0.87	$1.15	$0.94	$1.17
Zinc –	LME Final Cash Buyer ($/pound)	$0.88	$1.02	$0.90	$1.06
	Realized price per pound	$0.87	$1.02	$0.91	$1.06

Concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the smelters, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metal prices each period through final settlement.  For the second quarter and first six months of 2012, we recorded net negative adjustments to provisional settlements of $2.4 million and net positive adjustments to provisional settlements of $3.7 million, respectively, compared to net negative price adjustments to provisional settlements of $7.6 million and $0.4 million, respectively, in the second quarter and first six months of 2011.  The price adjustments related to zinc and lead contained in our concentrate shipments were partly offset by gains and losses on forward contracts for those metals (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  The gains and losses on these contracts are included in revenues and impact the realized prices for lead and zinc.  We recognized overall net gains of $0.9 million and overall net losses of $0.1 million, respectively, on the contracts in the second quarter and first six months of 2012, and net gains on contracts of $49,000 and $0.7 million, respectively, for the second quarter and first six months of 2011.  Realized prices are calculated by dividing gross revenues for each metal by the payable quantities of each metal included in concentrate and doré shipped during the period.  The differences between our realized metal prices and average market prices are due primarily to the aforementioned gains and losses on forward contracts (for lead and zinc) and price adjustments resulting from the difference between metal prices upon transfer of title of concentrates to the buyer and metal prices at the time of final settlement, which are included in our revenues.

We recognized gains of $6.2 million and $0.9 million, respectively, on base metal derivative contracts for the second quarter and first six months of 2012, compared to a $0.6 million gain and a $1.5 million loss for the corresponding 2011 periods.  These gains and losses are related to financially-settled forward contracts on forecasted zinc and lead production as part of a risk management program.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk - Commodity-Price Risk Management for more information on our derivatives contracts.

Our income tax provisions of $0.7 million and $8.0 million in the second quarter and first six months of 2012, respectively, were lower than the $19.6 million and $43.1 million income tax provisions recognized in the comparable 2011 periods.  The lower current-year provisions are the result of decreased pre-tax income in the second quarter and first six months of 2012.  See Note 3 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

The Greens Creek Segment

The following is a comparison of the operating results and key production statistics of our Greens Creek segment (dollars are in thousands, except for per ton and per ounce amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales	$67,023	$81,816	$157,923	$183,618
Cost of sales and other direct production costs	(33,172)	(25,112)	(66,462)	(56,840)
Depreciation, depletion and amortization	(9,879)	(9,709)	(19,540)	(20,389)
Gross profit	$23,972	$46,995	$71,921	$106,389
Tons of ore milled	197,432	189,483	362,948	379,250
Production:
Silver (ounces)	1,365,093	1,459,534	2,693,797	3,157,118
Gold (ounces)	13,257	14,426	25,909	28,856
Zinc (tons)	16,073	17,069	32,016	32,595
Lead (tons)	4,873	5,497	9,727	10,208
Payable metal quantities sold:
Silver (ounces)	1,133,764	1,156,613	2,560,951	2,818,950
Gold (ounces)	10,252	11,744	22,112	23,334
Zinc (tons)	14,283	11,210	25,970	23,161
Lead (tons)	3,629	4,004	7,798	8,023
Ore grades:
Silver ounces per ton	9.57	10.47	10.26	11.49
Gold ounces per ton	0.12	0.12	0.12	0.12
Zinc percent	9.34	10.33	10.10	9.85
Lead percent	3.29	3.70	3.54	3.49
Mining cost per ton	$61.23	$49.84	$62.51	$48.24
Milling cost per ton	$28.13	$31.98	$30.16	$29.81
Total cash cost per silver ounce (1)	$1.03	$(2.70)	$1.63	$(1.64)

(1)
A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The $23.0 million and $34.5 million decreases in gross profit during the second quarter and first six months of 2012, respectively, compared to the same 2011 period was primarily the result of lower silver ore grades and average prices for silver, zinc and lead, partially offset by higher average prices for gold.  Gross profit for the first half of 2012 was also impacted by lower ore production in the first quarter as a result of additional ground support work that diverted equipment and personnel away from production.  However, ore tonnage improved in the second quarter as progress was made on ground support and resources were refocused on production.  Gross profit for the second quarter of 2012 was also impacted by higher production costs due to increased use of contract miners, while higher maintenance costs in the the first quarter of 2012 negatively impacted gross profit for the first half of 2012, compared to the same period in 2011. In addition, gross profit at Greens Creek was impacted by negative price adjustments to revenues of $2.4 million for the second quarter of 2012 and positive price adjustments to revenues of $3.5 million during the first six months of 2012, compared to negative price adjustments of $5.6 million and positive price adjustments of $1.1 million for the second quarter and first six months of  2011, respectively. Price adjustments to revenues result from changes in metals prices between transfer of title of concentrates to buyers and final settlements during the period.  The impact of the positive price adjustments for the first six months of 2012 was partially offset by a net loss of $0.1 million on forward contracts related to concentrates shipped during 2012 compared to a gain of $0.7 million in the same period in 2011 (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

Mining costs per ton increased 23% and milling costs per ton decreased by 12% in the second quarter of 2012 compared to the same period in 2011.  The higher mining costs were due primarily to increased use of contract miners at Greens Creek, while milling costs are down due to higher hydropower availability.  Mining and milling costs per ton increased by 30% and 1%, respectively, for the first six months of 2012 over the same period in 2011 as a result of lower production in the first quarter of 2012, resulting in mill throughput that decreased by 4% for the six-month period.  The higher mining costs per ton for the first half of 2012 was also attributable to increased maintenance costs during the first quarter of 2012.

Cash cost per ounce of silver increased by $3.73 for the second quarter of 2012 compared to the same period in 2011 primarily as a result of higher production costs of $2.47 per ounce and lower by-product credits of $3.78 per ounce.  The increase in production costs per ounce is mainly attributable to lower silver ounces produced due to lower silver ore grades.  The factors above were partially offset by lower treatment and freight costs by $1.93 per ounce and mine license tax and other costs by $0.58 per ounce.  Cash cost per ounce increased by $3.27 for the six-month period ended June 30, 2012 compared to the same period in 2011 due primarily to higher production costs, treatment and freight costs, and mine license tax and other costs by $3.71, $0.48, and $0.16 per ounce, respectively.  This is partially offset by higher by-product credits of $1.08 per ounce due to higher gold prices and slightly higher ore grades for zinc and lead, in spite of lower prices for zinc and lead.

The difference between what we report as “production” and “payable metal quantities sold” is due essentially to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually payable by our smelter customers according to the terms of the smelter contracts.  Differences can also arise from inventory changes incidental to shipping schedules.  The decrease in payable quantities sold for the second quarter and first six months of 2012 compared to the same periods in 2011 is due to the timing of concentrate shipments and reduced production during the 2012 period.

While revenue from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product of the Greens Creek unit is appropriate because:

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

The asset retirement obligation ("ARO") for our Greens Creek was $36.7 million as of June 30, 2012, and reflects a plan for reclamation and closure of the mine at the end of its life having estimated undiscounted costs of approximately $53.4 million.  In April 2012, the United States Forest Service issued a draft Environmental Impact Statement in connection with our proposal to increase tailings capacity at the Greens Creek mine.  As part of that process and our regular (every 5 years) renewal of our Waste Management Permit with the State of Alaska, it is likely that we will be required to update our reclamation and closure plan.  Preliminary updating work performed in July 2012 has indicated that closure costs may be significantly higher than previously estimated.  The expected increase in closure costs results from the possible inclusion of long term water treatment on an increased scale than was included as part of our prior permit renewals.  This increase in scale is the result of new interpretations of model data by the State that were not included in our prior permit renewals.  In addition, we expect to increase our ARO and further revise our closure plan for tailings expansion in 2013. Development of the revised closure plan has not been completed, and we currently do not have sufficient information to make a reasonable estimate of the change in the fair value of the ARO.  However, we anticipate that an increase in the ARO for Greens Creek will be required in the second half of 2012 and the first half of 2013 upon completion of the revised closure plan.  An increase to the ARO liability would be recorded with a corresponding increase to the ARO asset balance, which is included in Properties, plants, equipment, and mineral interests, net on our Condensed Consolidated Balance Sheets.  As a result, we do not anticipate the increase in the ARO for Greens Creek to have a material impact on our results of operations.  However, as part of the revised closure plan, we may be required to increase our current $30 million reclamation bond for Greens Creek.  Although we do not know the amount of such increase, it likely will be a material amount, and there can be no assurance that this bonding capacity will be available to us at that time.

The Lucky Friday Segment

The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands, except for per ton and per ounce amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales	$(4)	$36,044	$249	$70,606
Cost of sales and other direct production costs	—	(13,753)	—	(26,555)
Depreciation, depletion and amortization	—	(1,495)	—	(3,077)
Gross profit	$(4)	$20,796	$249	$40,974
Tons of ore milled	—	75,743	—	164,503
Production:
Silver (ounces)	—	791,249	—	1,548,073
Lead (tons)	—	4,578	—	9,522
Zinc (tons)	—	1,904	—	4,059
Payable metal quantities sold:
Silver (ounces)	—	722,107	—	1,423,199
Lead (tons)	—	4,180	—	8,763
Zinc (tons)	—	1,458	—	3,022
Ore grades:
Silver ounces per ton	—	11.13	—	10.13
Lead percent	—	6.47	—	6.26
Zinc percent	—	2.85	—	2.85
Mining cost per ton	$—	$61.36	$—	$59.82
Milling cost per ton	$—	$17.07	$—	$16.17
Total cash cost per silver ounce (1)	$—	$6.46	$—	$5.74

(1)
A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The $20.8 million and $40.7 million decreases in gross profit for the second quarter and first six months of 2012 compared to the same periods in 2011 resulted from the suspension of production at the Lucky Friday mine during 2012.  At the end of 2011, MSHA began a special impact inspection at the Lucky Friday mine which resulted in an order to remove loose cementitious material from the Silver Shaft.  The Silver Shaft is an approximately one-mile deep, 18-foot diameter, concrete-lined shaft from surface.   It is the primary access to the Lucky Friday mine's underground workings.  In response to the MSHA order, we submitted a plan to MSHA and received approval to remove the loose cementitious material, and that work commenced in the first quarter of 2012. The plan also includes removal of unused utilities, construction of a water ring to prevent ice from forming in the winter, the installation of a metal brattice, repair of shaft steel, and installation of a new power cable, all of which should improve the shaft's functionality and possibly improve the shaft's hoisting capacity.  The Silver Shaft rehabilitation work is progressing according to plan.  All surface work required for the project has been completed,  and shaft restoration work has been completed to the 4900 foot level as of early August.  We currently anticipate that the work on the 6,100 foot Silver Shaft will be completed in late 2012, with production at the Lucky Friday recommencing in early 2013.  During this period, the smelter contracts related to treatment of Lucky Friday concentrates have been suspended based on force majeure. With completion of the Silver Shaft cleanup to the 4900 level, we anticipate that we will be able to commence construction of a haulage way bypass around an area impacted by a rock burst in December 2011.  Completion of work on the Silver Shaft to the 4900 level has also enabled planning to resume on restart of the #4 Shaft project (discussed below).  We believe that we will be able to resume construction on #4 Shaft  in early 2013, once the Silver Shaft work is completed.  However, the timing of completion of the Silver Shaft work and resumption of production and work on the #4 Shaft project at the Lucky Friday mine may ultimately vary from our current estimates. Care and maintenance costs incurred at the Lucky Friday during the suspension of production totaled $12.6 million, including $3.1 million in depreciation, depletion, and amortization, for the first six months of 2012.  These costs are included in a separate line item under Other operating expenses on the Condensed Consolidated Statement of Operations and Comprehensive Income (Unaudited).

The $0.2 million in sales recognized in the six months of 2012 represents provisional price adjustments on prior-period concentrate shipments that were subject to changes in metals prices during the first quarter of 2012 until their final settlement.

Similar to the Greens Creek segment, the difference between what we report as “production” and “payable metal quantities sold” is due essentially to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually payable by our smelter customers according to the terms of the smelter contracts.

While revenue from lead and zinc is significant, we believe that identification of silver as the primary product of the Lucky Friday unit is appropriate because:

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

The #4 Shaft project, an internal shaft at the Lucky Friday mine, will, upon its completion, provide deeper access in order to expand the mine's operational life.  We commenced engineering and construction activities on #4 Shaft in late 2008, and our Board of Directors gave its final approval of the project in August 2011.  Construction of the #4 Shaft as currently designed is expected to cost a total of approximately $200 million, including approximately $90 million already spent as of June 30, 2012, with completion expected in early 2016.  As discussed above, the #4 Shaft construction has been temporarily suspended until cleanup work in the Silver Shaft is completed.  Once construction of #4 Shaft resumes, we believe that our current capital resources will allow us to complete the project.  However, there are a number of factors that could affect completion of the project, including:  (i) a significant decline in metals prices, (ii) a reduction in available cash or credit, whether arising from decreased cash flow or other uses of available cash, or (iii) a significant increase in operating or capital costs.

Many of the employees at our Lucky Friday unit are represented by a union. The collective bargaining agreement with the union expires on April 30, 2016.   As a result of the requirement to remove loose cementitious material from the Silver Shaft, which will limit underground access and temporarily suspend production at the Lucky Friday, Hecla Limited laid off 121 employees in January 2012, with approximately 25 of those employees accepting temporary positions at other Hecla operations.  Recall of some of the laid off employees to the Lucky Friday was initiated July 2012, and we anticipate that employment at the Lucky Friday will return to its level prior to the suspension of production as the Silver Shaft work is completed.  In March 2012, Hecla Limited received notice of a complaint filed against it by the United Steel Workers, Local 5114, with the Federal Mine Safety Health Review Commission for compensation for bargaining unit workers at the Lucky Friday mine idled as a result of the previously-announced, temporary shutdown of the mine (see the Other Contingencies section of Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

Corporate Matters

Other significant variances affecting our net income for the second quarter and first six months of 2012 as compared to the same period in 2011 were as follows:

•
Higher general and administrative expense in the second quarter and first six months of 2012 by $1.0 million and $0.8 million, respectively, which was primarily the result of an increase in workforce costs.

•
Exploration expense increased by $1.3 million and $3.6 million, respectively, in the second quarter and first six months of 2012 compared to the same periods in 2011 due to continued extensive exploration work at our San Juan Silver project in southwestern Colorado, our Greens Creek unit and on our land package near Durango, Mexico.

•
Pre-development expense increased $3.5 million and $6.8 million, respectively, in the second quarter and first six months of 2012 compared to the same periods in 2011 as a result of advancing our pre-development projects at the historic Equity and Bulldog mines in Creede, Colorado and the Star mine in Idaho's Silver Valley.

•
Provisions for closed operations and environmental matters increased by $0.9 million and $2.1 million, respectively, for the second quarter and first six months of 2012 compared to the same 2011 periods due primarily to $0.5 million and $1.3 million increases in the accrual for estimated reclamation costs at the Johnny M site in New Mexico (See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

•
Interest expense decreased by $1.0 million for the first half of 2012 compared to the same period in 2011 as a result of the pre-lodging interest that was recorded in the 2011 period related to the Coeur d'Alene Basin litigation settlement.  The Consent Decree was lodged in June 2011.

•
Mark-to-market gains on base metals forward sales contracts for forecasted sales totaled $6.2 million and $0.9 million in the second quarter and first six months of 2012, respectively, compared to a gain of $0.6 million and a loss of $1.5 million, in the same periods of 2011, as a result of decreased base metal prices.  These gains and losses are reported as a separate line item under Other income (expense) on our Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited).

•
Income tax provisions totaled $0.7 million and $8.0 million in the second quarter and first six months of 2012, respectively,  compared to $19.6 million and $43.1 million for the second quarter and first six months of 2011.  The lower current-year provisions are the result of decreased pre-tax income in the first half of 2012.  See Note 3 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Employee Benefit Plans

Our defined benefit pension plans, while affording a significant benefit to our employees, also represent a significant liability.  The liability recorded for the funded status of our plans was $24.9 million and $22.8 million, as of June 30, 2012 and December 31, 2011, respectively. We have made no contributions towards this liability as of June 30, 2012, however, we expect to contribute $2.0 million to the Hecla plan during the third quarter of 2012, while no contribution to the Lucky Friday plan is required. While the economic variables which will determine future cash requirements are uncertain, we expect contributions to increase in future years.  See Note 7 of Notes to Condensed Consolidated Financial Statements for more information.

Income Taxes

Our net deferred tax asset at June 30, 2012, totaled $112.1 million, or 8% of total assets, a decrease of $3.7 million from the $115.8 million net deferred tax asset at December 31, 2011.  The largest component of the deferred tax asset is deferred reclamation, of which the majority will be realized in the next two years, assuming adequate taxable income.  The next largest component derives from the tax effect of past net operating losses carried forward to be applied against current income to determine cash income tax liability.  Each reporting period we assess our deferred tax assets with long-range forecasts to provide reasonable assurance that they will be realized through future earnings.  At June 30, 2012, with the exception of $0.3 million relating to net operating loss carry forwards for states where we currently have no activity and $2.4 million for foreign tax credits, we retained no valuation allowance on U.S. deferred tax assets.  A $21.8 million valuation allowance remains on losses in foreign jurisdictions.  We currently expect the effective tax rate for 2012 to be approximately 40%, with the increase from approximately 35% in 2011 attributable to the loss of percentage depletion related to the Lucky Friday mine as a result of the temporary suspension of production there.  For the six months ended June 30, 2012, the tax provision represents a 35% effective tax rate as a result of a discrete benefit from amended state returns filed in the first quarter of 2012.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The tables below present reconciliations between the non-GAAP measure of total cash costs to the GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization for our operations at the Greens Creek and Lucky Friday units for the three and six months ended June 30, 2012 and 2011 (in thousands, except costs per ounce).

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

	Total, All Properties
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total cash costs (1)	$1,410	$1,169	$4,386	$3,699
Divided by ounces produced	1,365	2,250	2,694	4,705
Total cash cost per ounce produced	$1.03	$0.52	$1.63	$0.79
Reconciliation to GAAP:
Total cash costs	$1,410	$1,169	$4,386	$3,699
Depreciation, depletion and amortization	9,879	11,204	19,540	23,466
Treatment costs	(16,164)	(25,948)	(33,859)	(50,183)
By-product credits	45,352	66,931	91,705	131,442
Change in product inventory	2,101	(4,164)	3,906	(2,631)
Reclamation and other costs	473	877	324	1,067
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$43,051	$50,069	$86,002	$106,860

	Greens Creek Unit
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total cash costs (1)	$1,410	$(3,942)	$4,386	$(5,187)
Divided by ounces produced	1,365	1,459	2,694	3,157
Total cash cost per ounce produced	$1.03	$(2.70)	$1.63	$(1.64)
Reconciliation to GAAP:
Total cash costs	$1,410	$(3,942)	$4,386	$(5,187)
Depreciation, depletion and amortization	9,879	9,709	19,540	20,389
Treatment costs	(16,164)	(20,220)	(33,859)	(39,335)
By-product credits	45,352	54,001	91,705	104,064
Change in product inventory	2,101	(4,198)	3,906	(2,340)
Reclamation and other costs	473	(529)	324	(363)
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$43,051	$34,821	$86,002	$77,228

	Lucky Friday Unit (2)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total cash costs (1)	$—	$5,111	$—	$8,886
Divided by silver ounces produced	—	791	—	1,548
Total cash cost per ounce produced	$—	$6.46	$—	$5.74
Reconciliation to GAAP:
Total cash costs	$—	$5,111	$—	$8,886
Depreciation, depletion and amortization	—	1,495	—	3,077
Treatment costs	—	(5,728)	—	(10,848)
By-product credits	—	12,930	—	27,378
Change in product inventory	—	34	—	(291)
Reclamation and other costs	—	1,406	—	1,430
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$—	$15,248	$—	$29,632

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

(2)
Production has been temporarily suspended at the Lucky Friday unit as work is performed to rehabilitate the Silver Shaft, the primary access from surface to the underground workings at the Lucky Friday mine.  See the Lucky Friday Segment section above for further discussion of the Silver Shaft work and temporary suspension of operations.  Care and maintenance costs incurred at the Lucky Friday during the suspension of production are included in a separate line item under Other operating expenses on the Condensed Consolidated Statement of Operations and Comprehensive Income (Unaudited), and have been excluded from the calculation of total cash costs for the three and six month period ended  June 30, 2012.

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	June 30, 2012	December 31, 2011
Cash and cash equivalents	$233.3	$266.5
Marketable equity securities - non-current	2.7	3.9
Total cash, cash equivalents and investments	$236.0	$270.4

Cash and cash equivalents decreased by $33.1 million in the first six months of 2012, as discussed below, while the value of non-current marketable equity securities decreased by $1.3 million .

In 2011, we settled Hecla Limited's Coeur d'Alene Basin environmental litigation and related claims pursuant to a  Consent Decree entered by the Court on September 8, 2011.  Hecla Limited remains obligated under the Consent Decree to make the following payments:

•	$25 million of cash by October 8, 2012;
•	$15 million of cash by October 8, 2013; and
•
Approximately $55.4 million by August 2014, as quarterly payments of the proceeds from the exercise of any outstanding Series 1 and Series 3 warrants (which have an exercise price of between $2.42 and $2.53 per share) during the quarter, with the remaining balance, if any, due in August 2014, regardless of whether any of the remaining warrants are exercised.

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

As a result of our current cash balance, the performance of our operations, current metals prices, and full availability of our revolving credit agreement ($100 million at June 30, 2012, but amended in July 2012 to increase to $150 million), we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing if needed will be adequate to meet our obligations during the next 12 months, including the required settlement payments previously discussed, anticipated capital costs related to rehabilitation of the Silver Shaft and care-and-maintenance costs incurred at Lucky Friday as that work is completed, capital outlays for the #4 Shaft project, the potential acquisition of all of the outstanding common shares and common share purchase warrants of U.S. Silver Corporation for total consideration of approximately US$100 million (see Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information), potential repurchases of our common stock, and payment of potential common stock dividends, if declared by our Board of Directors.  We currently estimate that a total of approximately $130 million will be spent on capital expenditures for equipment, infrastructure, and development at our Lucky Friday and Greens Creek units in 2012, including capital costs for anticipated work on the Lucky Friday Silver Shaft, as discussed further below.  We also estimate that exploration and pre-development expenditures will total approximately $54 million in 2012; however, these expenditures may change based upon the success of programs that are currently ongoing.

The #4 Shaft project, which is discussed further in the Lucky Friday Segment section above, is expected to involve capital expenditures of approximately $200 million,  including approximately $90 million that has been spent on the project as of June 30, 2012. Our ability to finance this project will depend on our operational performance, metals prices, our ability to estimate capital costs, sources of liquidity available to us, and other factors. #4 Shaft construction has been temporarily suspended until work on the Silver Shaft is completed.  Once construction resumes, we believe that our available cash, revolving credit agreement, cash from operations, and access to equity and financial markets will allow us to proceed with the #4 Shaft despite the required payments under the Consent Decree which settled the Coeur d'Alene Basin environmental litigation and other obligations.  We may also mitigate market risk from time to time with selective base metal derivative contract programs. However, a sustained downturn in metals prices or significant increases in operational or capital costs, other uses of cash, or other factors beyond our control could compel us to defer development below 7800 feet.

As discussed further in the Lucky Friday Segment section above, work to rehabilitate the Silver Shaft commenced during the first half of 2012.   In addition to work on the Silver Shaft, other significant surface and underground capital programs are being planned for 2012. We expect to spend up to $50 million on all of these projects, including approximately $26 million to remove loose cementitious material from the shaft and other shaft improvements and $24 million on other capital projects.  We expect to incur non-capitalized expenses of approximately $26 million for the care and maintenance of the mine, based on the assumption that the mine will be on standby for the remainder of 2012 as this work is completed.  We believe that our available cash and other financial resources will allow us to complete the Silver Shaft work and sustain temporary care-and-maintenance of the Lucky Friday mine until production resumes, which we currently anticipate will be in early 2013.

Pursuant to our recently-adopted common dividend policies described in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), in February 2012, our Board of Directors declared an aggregate common stock dividend of 0.0125 per share for the fourth quarter of 2011, for a total of approximately $3.6 million  paid in March of 2012. In May 2012, our Board of Directors declared a common dividend of $0.0225 per share, for a total cash dividend of approximately $6.4 million paid in June 2012. A silver price-linked dividend was not declared for the second quarter of 2012, as the average realized silver price of $27.05 per ounce was below the minimum threshold of $30 according to the policy.  On August 7, 2012, our Board of Directors declared a $0.0025 common dividend under our $0.01 minimum anticipated annual dividend policy, with the total dividend of approximately $0.7 million to be paid in the third quarter of 2012.  The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.    The repurchase program may be modified, suspended or discontinued by us at any time.  As of June 30, 2012 no shares had been purchased under the repurchase program.  60,000 shares were repurchased under the program during July 2012, at an average price of $4.89 per share, leaving 19.94 million shares that may yet be purchased under the program.  The closing price of our common stock at August 6, 2012, was $4.69 per share.

As discussed in The Greens Creek Segment section above, during the second half of 2012 and first half of 2013, we anticipate that we will complete development of a revised plan for reclamation and closure of the Greens Creek mine at the end of its life.  Although revision of the plan has not been completed, we believe that it will result in a significant increase in estimated closure costs, which will require us to provide increased bond coverage.  The estimated closure plan as of June 30, 2012, of $53.4 million is covered by an unsecured bond requiring no restriction of cash balances.  However, it is currently unknown whether, and to what extent, bonding for the revised plan will be secured by cash.

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash provided by operating activities (in millions)	$31.2	$127.2

Cash provided by operating activities in the first half of 2012 decreased by $96.0 million compared to the same period in 2011 primarily due to lower income, as adjusted for non-cash items. The lower income is primarily attributable to the suspension of production at the Lucky Friday mine during the 2012 period while rehabilitation work on the Silver Shaft is being performed, as discussed above. Working capital and other operating asset and liability changes resulted in a net cash flow decrease of $25.6 million in the first six months of 2012 compared to a net decrease in cash flows of $3.8 million in the 2011 period.   The $21.8 million variance in working capital changes is mainly attributed to higher accounts receivable due to the timing of concentrate shipments at Greens Creek, and reductions in accounts payable and accrued liabilities balances due primarily to the decreased activity at the Lucky Friday mine resulting from the temporary suspension of production there and reduced payables related to settled base metal forward contracts.

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash used in investing activities (in millions)	$(51.4)	$(32.9)

During the first half of 2012 we invested $51.5 million in capital expenditures, not including $5.8 million in non-cash capital lease additions, an increase of $11.0 million compared to the same period in 2011, due to an increase in capital spending at the Greens Creek unit.  Our restricted cash and investments decreased during the first half of 2011 by $9.4 million due to reduced reclamation bond collateral requirements, with no comparable change in our restricted balances in the first half of 2012. During the first quarter of 2011, we purchased marketable securities having a cost basis of $3.2 million, and sold investments having a cost of $0.8 million for proceeds of $1.4 million .

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash (used in) provided by financing activities (in millions)	$(13.0)	$(0.5)

Warrants to purchase approximately 1.8 million shares of our common stock were exercised in the first half of 2011, resulting in proceeds to us of approximately $4.4 million, with additional proceeds of $0.5 million from the exercise of options during the first six months of 2011.  No warrants or options were exercised during the first six months of 2012.  The remaining outstanding warrants at June 30, 2012 to purchase approximately 22.3 million shares of our common stock have exercise prices ranging from $2.42 to $2.53 per share and expire in 2014.  Any future proceeds from the exercise of outstanding warrants will be paid to the Plaintiffs under the terms of the Consent Decree which settled the Basin litigation. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our outstanding warrants.

During the first six months of 2012, we paid cash dividends on our common stock totaling $10.0 million, pursuant to the silver-price linked and minimum anticipated annual dividend policies discussed above,  and cash dividends of $0.3 million on our Series B Preferred Stock.  We paid cash dividends totaling $3.3 million on our 6.5% Mandatory Convertible Preferred Stock and $0.2 million on our Series B Preferred Stock in the first six months of 2011.  On January 1, 2011, all of the outstanding shares of our 6.5% Mandatory Convertible Preferred Stock were converted to shares of our common stock, and we paid the final quarterly dividend on that series of preferred stock in January 2011.  We are no longer required to pay quarterly dividends of approximately $3.3 million on such preferred stock as a result of the conversion.  We made repayments on our capital leases of $2.5 million and $1.3 million in the six month periods ended June 30, 2012 and 2011, respectively.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our litigation settlement, outstanding purchase orders, certain capital expenditures, our credit facility and lease arrangements as of June 30, 2012 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligation (1)	$12,406	—	—	$—	$12,406
Commitment fees (2)	825	1,032	—	—	1,857
Contractual obligations (3)	7,872	—	—	—	7,872
Capital lease commitments (4)	4,460	7,936	1,993	—	14,389
Operating lease commitments (5)	2,387	3,305	1,039	505	7,236
Coeur d'Alene Basin litigation settlement (6)	25,000	70,400	—	—	95,400
Surety maintenance fees (6)	426	355	—	—	781
Supplemental executive retirement plan (7)	331	675	714	2,308	4,028
Total contractual cash obligations	$53,707	$83,703	$3,746	$2,813	$143,969

(1)
Consists of open purchase orders of approximately $11.6 million at the Greens Creek unit and $0.8 million at the Lucky Friday unit.  Included in these amounts are approximately $11.2 million and $0.8 million related to various capital projects at the Greens Creek and Lucky Friday units, respectively.

(2)
In October 2009, we entered into a $60 million revolving credit agreement, which was amended in March 2010, July 2010, and December 2010.  It was amended again in October 2011 to increase the revolving credit agreement to $100 million, and then again in August 2012 to increase it to $150 million. We are required to pay a standby fee, dependent on our leverage ratio, of between 0.825% and 1.05% per annum on undrawn amounts under the revolving credit agreement. There was no amount drawn under the revolving credit agreement as of June 30, 2012, and the amounts above assume no amounts will be drawn during the agreement’s term.  For more information on our credit facility, see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)	As of June 30, 2012, we were committed to approximately $0.5 million and $7.4 million for various capital projects at the Greens Creek and Lucky Friday units, respectively.

(4)
Includes scheduled capital lease payments of $11.8 million and $2.5 million (including interest), respectively, for equipment at our Greens Creek and Lucky Friday units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

(6)
On September 8, 2011, a Consent Decree settling the Coeur d'Alene Basin environmental litigation and related claims was entered by the U.S. District Court in Idaho. As of June 30, 2012, our remaining obligation under the terms of the settlement include (i) $25 million in cash by October 8, 2012, (ii) $15 million in cash by October 8, 2013, and (iii) approximately $55.4 million by August 2014, as quarterly payments of the proceeds from the exercise of any outstanding Series 1 and Series 3 warrants during the quarter, with the remaining balance, if any, due in August 2014. These payments are secured by a third party surety for which Hecla Limited pays an annual maintenance fee of 0.556% of the remaining obligation balance.

(7)
We expect to contribute approximately $2.0 million to our other defined benefit pension plans in 2012. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At June 30, 2012, our liabilities for these matters totaled $151.5 million, including $95.5 for the net present value of Hecla Limited's liability relating to the Coeur d'Alene River Basin in North Idaho.   On September 8, 2011 a Consent Decree settling the Coeur d'Alene Basin environmental litigation and related claims was entered by the U.S. District Court in Idaho.  See the Financial Liquidity and Capital Resources section above for more information on the financial terms of the settlement.  Future expenditures related to closure, reclamation and environmental expenditures at our other sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years, see The Greens Creek Segment above for more information regarding our closure and reclamation obligations. For additional information relating to our environmental obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At June 30, 2012, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under Item 1A. — Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2011, metals prices have historically been volatile. While average prices for all four metals we produce performed favorably for the five consecutive years prior to 2008, there was a reduction in the average prices for zinc and lead in 2008 compared to 2007, and average prices for silver, zinc and lead were lower in 2009 compared to 2008.  Average prices for all four metals rebounded in 2010 and were higher than their levels in both 2009 and 2008, and average prices for all four metals were higher in 2011 compared to 2010.  Gold prices increased in the second quarter of 2012 compared the same period in 2011, with silver, zinc and lead prices declining in the 2012 period.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at June 30, 2012, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Item 1A. – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2011).

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

In April 2010, we began utilizing financially-settled forward contracts to sell lead and zinc at fixed prices for settlement at approximately the same time that our unsettled concentrate sales contracts will settle.  The settlement of each concentrate lot is based on the average spot price of the metal during the month of settlement, which may differ from the prices used to record the sale when the sale takes place.  The objective of the contracts is to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  We recognized a $0.1 million net loss on the contracts during the quarter ended June 30, 2012, which is included in sales of products.  The net losses recognized on the contracts offset price adjustments on our provisional concentrate sales related to changes to lead and zinc prices between the time of sale and final settlement.

In addition, in May 2010, we also began utilizing financially-settled forward contracts to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  We recognized a $0.9 million net gain on the contracts, net of $10.2 million in gains realized on settled contracts during the quarter ended June 30, 2012. The net gains on these contracts are included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.  The gains recognized during the quarter ended June 30, 2012 are the result of declining lead and zinc prices during the end of June 2012.  This program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following table summarizes the quantities of base metals committed under forward sales contracts at June 30, 2012:

	Metric tonnes under contract		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2012 settlements	9,000	2,300	$0.86	$0.84

Contracts on forecasted sales
2012 settlements	5,925	2,500	$1.11	$1.12
2013 settlements	10,375	13,850	$1.10	$1.14

Provisional Sales

Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfers to the smelter (generally at the time of shipment) at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the smelter and the final settlement with the smelter we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the smelter.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our annual reported filed on Form 10-K for the year ended December 31, 2011 for more information).  At June 30, 2012, metals contained in concentrates and exposed to future price changes totaled approximately 0.8 million ounces of silver, 4,788 ounces of gold, 10,467 tons of zinc, and 2,723 tons of lead.  If the price for each metal were to change by one percent, the change in the total value of the concentrates sold would be approximately $0.5 million.  However, as noted in Commodity-Price Risk Management above, in April 2010 we initiated a program designed to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our zinc and lead sales.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of June 30, 2012, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HECLA MINING COMPANY
(Registrant)

Date:	August 7, 2012	By:	/s/ Phillips S. Baker, Jr
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	August 7, 2012	By:	/s/ James A. Sabala
James A. Sabala, Senior Vice President and
Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-Q – June 30, 2012
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

10.1(a)
Second Amended and Restated Credit Agreement, dated as of October 13, 2009, by and among Hecla Mining Company as the Parent, Hecla Alaska LLC, Hecla Greens Creek Mining Company, and Hecla Juneau Mining Company, as the Borrowers, various Lenders, and The Bank of Nova Scotia, as the Administrative Agent for the Lenders.  Filed as exhibit 10.1 to Registrant's Current Report on Form 8-K filed on October 15, 2009 (File No. 1-8491), and incorporated herein by reference.

10.1(b)
First Amendment to Second Amended and Restated Credit Agreement, dated March 12, 2010, by and among Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrowers, and Hecla Mining Company, as Parent, and The Bank of Nova Scotia and ING Capital LLC, as Lenders.  Filed as exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 18, 2010 (File No. 1-8491), and incorporated herein by reference.

10.1(c)
Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 14, 2010, by and among Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrower, and Hecla Mining Company, as Parent, and The Bank of Nova Scotia and ING Capital LLC, as Lenders.  Filed as exhibit 10.1 to Registrant's Current Report on Form 8-K on July 28, 2010 (File No. 1-8491), and incorporated herein by reference.

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

10.1(e)
Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of May 20, 2011, by and among Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrowers, and Hecla Mining Company, as Parent, and The Bank of Nova Scotia and ING Capital LLC, as Lenders. Filed as Exhibit 10.1(e) to Registrant's Form 10-K for the period ended December 31, 2011 (File No. 1-8491), and incorporated herein by reference.

10.1(f)
Limited Waiver and Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of October 10, 2011, by and among Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrowers, and Hecla Mining Company, as Parent, and The Bank of Nova Scotia and ING Capital, as Lenders. Filed as Exhibit 10.1(f) to Registrant's Form 10-K for the period ended December 31, 2011 (File No. 1-8491), and incorporated herein by reference.

10.1(g)
Sixth Amendment to Second Amended and Restated Credit Agreement, dated May 4, 2012, by and among Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrower, and Hecla Mining Company, as Parent, and The Bank of Nova Scotia and ING Capital LLC, as Lenders.*

10.1(h)
Seventh Amendment to Second Amended and Restated Credit Agreement, dated August 1, 2012, by and among Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrower, and Hecla Mining Company, as Parent, and The Bank of Nova Scotia and ING Capital LLC, as Lenders.*

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