Form 10-Q
period 2012-09-30
HECLA MINING CO/DE/
filed 2012-11-06
CIK 719413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      .    No XX.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding November 2, 2012
Common stock, par value $0.25 per share	285,500,148

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended September 30, 2012

INDEX*

*Items 2, 3 and 5 of Part II are omitted as they are not applicable.

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	September 30, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$232,194	$266,463
Accounts receivable:
Trade	21,991	10,996
Other, net	7,827	9,313
Inventories:
Concentrates, doré, and stockpiled ore	11,730	13,692
Materials and supplies	13,440	12,503
Current deferred income taxes	31,537	27,810
Other current assets	12,230	21,967
Total current assets	330,949	362,744
Non-current investments	9,023	3,923
Non-current restricted cash and investments	866	866
Properties, plants, equipment and mineral interests, net	973,586	923,212
Non-current deferred income taxes	86,324	88,028
Other non-current assets and deferred charges	2,855	17,317
Total assets	$1,403,603	$1,396,090
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$39,652	$37,831
Accrued payroll and related benefits	10,124	12,878
Accrued taxes	9,743	10,354
Current portion of capital leases	4,654	4,005
Current portion of accrued reclamation and closure costs	34,146	42,248
Total current liabilities	98,319	107,316
Capital leases	10,163	6,265
Accrued reclamation and closure costs	113,928	111,563
Other noncurrent liabilities	33,905	30,833
Total liabilities	256,315	255,977
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, authorized 500,000,000 shares; issued and outstanding 2012 — 285,486,857 shares and 2011 — 285,289,924 shares	71,496	71,420
Capital surplus	1,217,461	1,215,229
Accumulated deficit	(117,471)	(120,557)
Accumulated other comprehensive loss	(21,219)	(23,498)
Less treasury stock, at cost; 2012 — 497,988 shares and 2011 — 392,645 shares	(3,018)	(2,520)
Total shareholders’ equity	1,147,288	1,140,113
Total liabilities and shareholders’ equity	$1,403,603	$1,396,090

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Sales of products	$81,871	$120,543	$240,043	$374,767
Cost of sales and other direct production costs	32,961	41,639	99,423	125,033
Depreciation, depletion and amortization	11,601	11,099	31,141	34,565
	44,562	52,738	130,564	159,598
Gross profit	37,309	67,805	109,479	215,169
Other operating expenses:
General and administrative	5,695	5,559	15,723	14,808
Exploration	11,722	9,872	24,479	19,012
Pre-development	5,409	1,752	12,246	1,752
Other operating expense	736	1,612	3,285	5,699
Provision (credit) for closed operations and environmental matters	(1,093)	5,521	3,320	7,883
Lucky Friday suspension-related costs	6,114	—	18,745	—
	28,583	24,316	77,798	49,154
Income from operations	8,726	43,489	31,681	166,015
Other income (expense):
Gain (loss) on derivative contracts	(9,053)	40,382	(8,113)	38,907
Interest and other income (loss)	47	(214)	228	520
Interest expense	(591)	(411)	(1,563)	(2,384)
	(9,597)	39,757	(9,448)	37,043
Income (loss) before income taxes	(871)	83,246	22,233	203,058
Income tax provision	(14)	(27,325)	(8,022)	(70,463)
Net income (loss)	(885)	55,921	14,211	132,595
Preferred stock dividends	(138)	(138)	(414)	(414)
Income (loss) applicable to common shareholders	$(1,023)	$55,783	$13,797	$132,181
Comprehensive income:
Net income (loss)	$(885)	$55,921	$14,211	$132,595
Reclassification of net gain on sale of marketable securities included in net income	—	—	—	(611)
Unrealized holding gains (losses) on investments	3,085	(798)	2,280	(913)
Comprehensive income	$2,200	$55,123	$16,491	$131,071
Basic income (loss) per common share after preferred dividends	$0.00	$0.20	$0.05	$0.47
Diluted income (loss) per common share after preferred dividends	$0.00	$0.19	$0.05	$0.45
Weighted average number of common shares outstanding - basic	285,492	279,541	285,400	279,067
Weighted average number of common shares outstanding - diluted	285,492	295,000	296,739	295,739
Cash dividends declared per common share	$0.0025	$0.0000	$0.0375	$0.0000

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Operating activities:
Net income	$14,211	$132,595
Non-cash elements included in net income:
Depreciation, depletion and amortization	36,042	34,769
Gain on sale of investments	—	(611)
Loss on disposition of properties, plants, equipment, and mineral interests	359	—
Provision for reclamation and closure costs	3,937	832
Stock compensation	2,296	1,497
Deferred income taxes	(2,023)	60,790
Amortization of loan origination fees	324	498
(Gain) loss on derivative contracts	24,748	(56,512)
Other non-cash charges, net	901	932
Change in assets and liabilities:
Accounts receivable	(9,508)	7,745
Inventories	1,025	(6,608)
Other current and non-current assets	(417)	373
Accounts payable and accrued liabilities	4,561	17,233
Accrued payroll and related benefits	(2,754)	581
Accrued taxes	(611)	(6,276)
Accrued reclamation and closure costs and other non-current liabilities	(6,603)	100
Cash provided by operating activities	66,488	187,938
Investing activities:
Additions to properties, plants, equipment and mineral interests	(81,318)	(64,381)
Proceeds from sale of investments	—	1,366
Proceeds from disposition of properties, plants and equipment	744	113
Purchases of investments	(3,261)	(3,200)
Changes in restricted cash and investment balances	—	9,388
Net cash used in investing activities	(83,835)	(56,714)
Financing activities:
Proceeds from exercise of stock options and warrants	—	5,108
Acquisition of treasury shares	(497)	(469)
Dividends paid to common shareholders	(10,700)	—
Dividends paid to preferred shareholders	(414)	(3,684)
Repayments of capital leases	(4,561)	(2,042)
Loan origination fees	(750)	—
Net cash used in financing activities	(16,922)	(1,087)
Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(34,269)	130,137
Cash and cash equivalents at beginning of period	266,463	283,606
Cash and cash equivalents at end of period	$232,194	$413,743
Significant non-cash investing and financing activities:
Addition of capital lease obligations	$9,108	$3,353
Accounts payable change relating to capital additions	$(2,905)	$6,721

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

Note 2.    Investments and Restricted Cash

Investments

At September 30, 2012 and December 31, 2011, the fair value of our non-current investments was $9.0 million and $3.9 million, respectively.  Our non-current investments consist of marketable equity securities, which are carried at fair value as they are classified as “available-for-sale.” The cost basis of our non-current investments was approximately $6.8 million and $3.5 million at September 30, 2012 and December 31, 2011, respectively.  The increase in the basis of non-current investments is related to an acquisition of $3.3 million of equity securities in August 2012.

At September 30, 2012, total unrealized gain positions of $2.9 million, net of unrealized losses of $0.6 million, for our non-current investments were included in accumulated other comprehensive loss.

Restricted Cash and Investments

Various laws, permits, and covenants require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities.  These restricted investments are used primarily for reclamation funding or for funding surety bonds, and were $0.9 million at September 30, 2012 and December 31, 2011. Restricted investments primarily represent investments in money market funds and certificates of deposit.

Note 3.   Income Taxes

Major components of our income tax provision (benefit) for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Current:
Federal	$5,102	$3,854	$8,630	$7,965
State	425	886	978	1,364
Foreign	114	115	344	344
Total current income tax provision	5,641	4,855	9,952	9,673

Deferred:
Federal and state deferred income tax provision (benefit)	(5,627)	22,470	(1,930)	60,790
Total income tax provision	$14	$27,325	$8,022	$70,463

Our ability to utilize our deferred tax assets depends on future taxable income generated from operations. For the nine months ended September 30, 2012, there were no circumstances that caused us to change our assessment of the ability to generate future taxable income to realize our deferred tax assets.  After a deferred benefit of $1.9 million during the first nine months of 2012, the net deferred tax asset at September 30, 2012 was $117.8 million. The deferred benefit realized through September 30, 2012 is primarily the result of temporary differences related to exploration expenses and unrealized losses on derivative contracts.  It is possible that the valuation allowance on our deferred tax asset will change in the future as a result of the analysis of our long-range forecasts, with a resulting tax provision or benefit.

The current income tax provisions for the nine months ended September 30, 2012 and 2011 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income primarily due to the effects of percentage depletion for all periods presented and the change in valuation allowance related to foreign operations during the nine months ended September 30, 2012.

Note 4.    Commitments, Contingencies and Obligations

Rio Grande Silver Guaranty

Our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), is party to a joint venture with Emerald Mining & Leasing, LLC (“EML”) and certain other parties with respect to a land package in the Creede Mining District of Colorado that is adjacent to other land held by Rio. Rio holds a 70% interest in the joint venture. In connection with the joint venture, we are required to guarantee certain environmental remediation-related obligations of EML to a third party up to a maximum liability to us of $2.5 million. As of September 30, 2012, we have not been required to make any payments pursuant to the guaranty. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to the third party. However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties named in the amended agreement, have jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guaranty as of September 30, 2012.

Lucky Friday Water Permit Exceedances

In late 2008 and during 2009, Hecla Limited experienced a number of alleged water permit exceedances for water discharges at its Lucky Friday unit. The 2008 alleged violations resulted in Hecla Limited entering into a Consent Agreement and Final Order (“CAFO”) and a Compliance Order with the EPA in April 2009, which included an extended compliance timeline. In connection with the CAFO, Hecla Limited agreed to pay an administrative penalty to the EPA of $177,500 to settle any liability for such alleged exceedances. The 2009 alleged violations were the subject of a December 2010 letter from the EPA informing Hecla Limited that the EPA is prepared to seek civil penalties for these alleged violations, as well as for alleged unpermitted discharges of waste water in 2010 at the Lucky Friday unit. In the same letter, the EPA invited Hecla Limited to discuss these matters with them prior to filing a complaint. In April 2011, Hecla Limited received an additional request for information from the EPA on the alleged unpermitted discharges in 2010. Hecla Limited disputes the EPA's assertions, but has begun negotiations with the EPA in an attempt to resolve the matter, which includes additional water quality monitoring to better understand the quality and source of the alleged unpermitted discharge. In October 2012, the Lucky Friday had a weekly water sample which, when tested, exceeded a single permit limit.  Subsequent weekly samples all have been below permit limits.  We do not believe that the outcome of these water permit issues will have a material adverse effect on our results from operations or financial position.

Hecla Limited strives to maintain its water discharges at the Lucky Friday unit in full compliance with the permit, but cannot provide assurances that it will be able to fully comply with the permit limits in the future.

ASARCO, LLC Contribution Claims

In 2011 and 2012, ASARCO, LLC, filed three lawsuits against us and other mining companies seeking contribution and cost recovery relating to payments ASARCO alleges it has made under Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") in connection with various mine sites throughout the Northwest United States, including (i) the Barker-Hughesville Site in Cascade and Judith Basin Counties, Montana, (ii) the Black Pine Mine Site in Granite County Montana, and (iii) the Van Stone Mine Site in Stevens County, Washington.  At these three sites, ASARCO alleges it has spent $9 million, $17.7 million, and $3.5 million, respectively, under CERCLA in payments to various governments.  ASARCO alleges that Hecla or its predecessors operated at each of these sites and is therefore liable to ASARCO for contribution of part of the payments made by ASARCO under CERCLA.  We have begun investigating the basis for ASARCO's claims and believe Hecla Limited had very limited involvement at these sites long ago.   We do not believe that the outcome of any of these claims, either alone or in the aggregate, will have a material adverse effect on our results from operations or financial position.  We have made an immaterial accrual for potential liability on these three matters.

Johnny M Mine Area near San Mateo, McKinley County, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under CERCLA for environmental remediation and past costs the EPA has incurred at the site. Mining at the Johnny M was conducted for a limited period of time by Ranchers Exploration and Development Corporation, a predecessor of our subsidiary, Hecla Limited. In February 2012, a subsidiary of Hecla Limited acquired a parcel of land that is adjacent to the Johnny M site and which was occupied by one or more individuals and livestock. The EPA has alleged that this property may contain hazardous substances released from the Johnny M site. The land was purchased for $1.875 million,  and as part of that transaction we also received a release from liability from the landowners. In August 2012, Hecla Limited and the EPA entered into a Settlement Agreement and Administrative Order on Consent for Removal Action (“Consent Decree”), pursuant to which Hecla Limited agreed to pay (i) $1.1 million to the EPA for its past response costs at the site and (ii) any future response costs at the site, in exchange for a covenant not to sue by the EPA.  The payment for past response costs will be paid in two equal installments in October and December of 2012.  The Consent Decree also describes additional work at the site to be conducted by Hecla Limited.  Our unaudited interim condensed consolidated financial statements as of September 30, 2012 include an accrual balance by Hecla Limited of $1.4 million for estimated past costs and investigation and planning costs.  We cannot with any degree of certainty estimate the amount of any additional liability Hecla Limited may face at the site due to several reasons, including (but not limited to):  neither the EPA nor Hecla Limited have completed investigations of the site, the amount and type of remediation required have not yet been determined, and the existence of other potentially responsible parties has not yet been determined.

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

In June 2011, the EPA informed Hecla Limited that it believes Hecla Limited, among several other viable companies, may be liable for cleanup of the site or for costs incurred by the EPA in cleaning up the site. The EPA stated in the June 2011 letter that it has incurred approximately $4.5 million in response costs and estimated that total remediation costs may exceed $100 million. Because Hecla Limited had very limited activity at the site, we do not believe that the outcome of the claim will have a material adverse effect on our results from operations or financial position. We have not recorded a liability relating to the site as of September 30, 2012.

States of South Dakota and Colorado Superfund Sites Related to CoCa Mines, Inc.

In 1991, Hecla Limited acquired all of the outstanding common stock of CoCa Mines, Inc. (“CoCa”).  Coca owned the Gilt Edge Mine and the Nelson Tunnel property in addition to certain other assets.

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

Other Commitments and Obligations

Our contractual commitments as of September 30, 2012 included approximately $11.1 million for commitments relating to capital items at Lucky Friday and Greens Creek, and $0.2 million for non-capital items at Greens Creek. In addition, our commitments relating to open purchase orders at September 30, 2012 included approximately $10.7 million and $1.4 million, respectively, for various capital items at the Greens Creek and Lucky Friday units, and approximately $0.6 million for various non-capital costs. We also have total commitments of approximately $15.5 million relating to scheduled payments on capital leases, including interest, primarily for equipment at our Greens Creek and Lucky Friday units (see Note 9 for more information).

After making a payment of $25 million in October 2012, we remain obligated to pay $70.5 million to the plaintiffs over the next approximately two years pursuant to a Consent Decree entered on September 8, 2011, which has been previously disclosed, which settled Hecla Limited's Coeur d'Alene Basin environmental liability.  The remaining payments under the terms of such Consent Decree require third party surety for which Hecla Limited pays an annual maintenance fee. The first annual maintenance fee of $0.6 million was paid in October 2011.

We had letters of credit for approximately $0.6 million outstanding as of September 30, 2012 for reclamation and workers' compensation insurance bonding.

Other Contingencies

On February 1, 2012, a purported Hecla stockholder filed a putative class action lawsuit in U.S. District Court for the District of Idaho against Hecla and certain of our officers, one of whom is also a director.  The complaint, purportedly brought on behalf of all purchasers of Hecla common stock from October 26, 2010 through and including January 11, 2012, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses.  Specifically, the complaint alleges that Hecla, under the authority and control of the individual defendants, made certain false and misleading statements and allegedly omitted certain material information related to operational issues at the Lucky Friday mine. The complaint alleges that these actions artificially inflated the market price of Hecla common stock during the class period, thus purportedly harming investors who purchased shares during that time. A second suit was filed on February 14, 2012, alleging virtually identical claims. These complaints have been consolidated into a single case, a lead plaintiff and lead counsel has been appointed by the Court (Bricklayers of Western Pennsylvania Pension Plan, et al. v. Hecla Mining Company et al., Case No. 12-0042 (D. Idaho)), and a consolidated amended complaint was filed on October 16, 2012.  We cannot predict the outcome of this lawsuit or estimate damages if plaintiffs were to prevail. We believe that these claims are without merit and intend to defend them vigorously.

Related to the above described class action lawsuit, Hecla is named as a nominal defendant in two pending shareholder derivative lawsuits which name as defendants certain Hecla executives and members of Hecla's Board of Directors. The cases are: In Re Hecla Mining Company Derivative Shareholder Litigation, Case No. 2:12-cv-00097 (D. Idaho) and In Re Hecla Mining Inc. [sic] Shareholder Derivative Litigation, Case No. 12-1506 (Kootenai Cnty. Dist. Ct.).  In general terms, these lawsuits allege breaches of fiduciary duties by the individual defendants and seek damages, purportedly on behalf of Hecla. The federal court case is currently stayed.  A third derivative case, South, et al. v. Baker, et al., Case No. 7294-VCL (Del. Ch. Ct.), was dismissed with prejudice by the Delaware Court of Chancery on September 25, 2012.  In addition, the Board of Directors has received two letters on behalf of purported shareholders demanding that Hecla commence litigation against certain executives and directors on substantially similar grounds.  Hecla's board has concluded the actions requested by both demands would be contrary to the Company's best interest given the pendency of other, related litigation against the Company.

In March 2012, Hecla Limited received notice of a complaint filed against it by the United Steel Workers, Local 5114, with the Federal Mine Safety and Health Review Commission for compensation for bargaining unit workers at the Lucky Friday mine idled as a result of the previously-announced, temporary shutdown of the mine.  The complaint alleges the bargaining unit workers are entitled to compensation under Section 111 of Federal Mine Safety and Health Act of 1977 from November 16, 2011 - the date an order was issued by the Mine Safety Health Administration (“MSHA”) to Hecla Limited - until such time as the order is terminated. We submitted our response to the administrative law judge within the Federal Mine Safety and Health Review Commission and are awaiting further proceedings. We believe the claim is without merit, and that all wages due under Section 111, which was an immaterial amount, have already been paid.  We may face a liability as a result of the union's claim in the range of $0 to $10 million; however, we have not recorded a liability relating to the claim as of September 30, 2012.

We are subject to other legal proceedings and claims which arise from time to time. These can include, but are not limited to, legal proceedings and/or claims pertaining to environmental or safety matters. For example, in April 2011, a fatal accident occurred at the Lucky Friday Mine which was investigated by MSHA. In November 2011, an accident occurred as part of the construction of #4 Shaft which resulted in the fatality of one contractor employee.  In an unrelated incident, in December 2011, a rock burst occurred in a primary access way at the Lucky Friday and injured seven employees, none fatally.  At the end of 2011, MSHA began a special impact investigation at the Lucky Friday mine which resulted in an order to remove loose cementitious material from the Silver Shaft, the primary access way from the surface at the Lucky Friday mine. As a result of MSHA's investigations related to these events, Hecla Limited has been issued monetary penalties (none of which are material, individually or in the aggregate), and may face additional enforcement actions, including additional monetary penalties  from MSHA or other governmental agencies. Although there can be no assurance as to the ultimate disposition of these other matters, we believe they will not have a material adverse effect on our results from operations or financial position.

Note 5.    Earnings Per Common Share

We are authorized to issue 500,000,000 shares of common stock, $0.25 par value per share, of which 285,486,857 shares were issued and outstanding at September 30, 2012.

The following table reconciles weighted average common shares used in the computations of basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2012 and 2011 (thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator
Net income (loss)	$(885)	$55,921	$14,211	$132,595
Preferred stock dividends	(138)	(138)	(414)	(414)
Net income (loss) applicable to common shares for basic and diluted earnings per share	$(1,023)	$55,783	$13,797	$132,181

Denominator
Basic weighted average common shares	285,492	279,541	285,400	279,067
Dilutive stock options and restricted stock	—	15,459	11,339	16,672
Diluted weighted average common shares	285,492	295,000	296,739	295,739
Basic earnings per common share
Net income applicable to common shares	$0.00	$0.20	$0.05	$0.47
Diluted earnings per common share
Net income applicable to common shares	$0.00	$0.19	$0.05	$0.45

Potential dilutive common shares include outstanding stock options, restricted stock awards, stock units, warrants, and convertible preferred stock for periods in which we have reported net income.  For periods in which we report net losses, potential dilutive common shares are excluded, as their conversion and exercise would not reduce earnings per share.  Diluted income per share for the nine-month period ended September 30, 2012, and the three- and nine-month periods ended September 30, 2011 exclude the potential effects of outstanding shares of our convertible preferred stock, as their conversion and exercise would have no effect on the calculation of dilutive shares.

Options to purchase 570,005 shares of our common stock were excluded from the computation of diluted earnings per share for the nine-month period ended September 30, 2012.  For the three-month and nine-month periods ended September 30, 2011, options to purchase 552,388 shares of our common stock were excluded from the computation of diluted earnings per share.  In each case, the exercise price of the options not included in the computations of diluted earnings per share exceeded the average price of our stock during those periods and therefore would not affect the calculation of earnings per share.

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

The following tables present information about reportable segments for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales to unaffiliated customers:
Greens Creek	$81,871	$77,031	$239,794	$260,650
Lucky Friday	—	43,512	249	114,117
	$81,871	$120,543	$240,043	$374,767
Income from operations:
Greens Creek	$34,834	$37,098	$105,529	$140,661
Lucky Friday	(6,147)	27,662	(18,588)	68,170
Other	(19,961)	(21,271)	(55,260)	(42,816)
	$8,726	$43,489	$31,681	$166,015

The reductions in sales and income (loss) from operations at the Lucky Friday segment for the third quarter and first nine months of 2012 compared to the same periods in 2011 are due to the temporary suspension of production at the Lucky Friday mine during the 2012 period.  At the end of 2011, MSHA began a special impact inspection at the Lucky Friday mine which resulted in an order to remove loose cementitious material from the Silver Shaft. In response, we submitted a plan to MSHA and received approval to remove the material, and this work commenced in the first quarter of 2012. In addition, the plan includes removal of unused utilities, construction of a water ring to prevent ice from forming in the winter, the installation of a metal brattice, repair of shaft steel, and installation of a new power cable, all of which should improve the shaft's functionality and possibly improve the shaft's hoisting capacity. We currently anticipate that the Silver Shaft work will be completed in late 2012, and that production at the Lucky Friday will recommence in early 2013.  The smelter contracts related to treatment of Lucky Friday concentrates have been suspended during the care-and-maintenance period based on force majeure. Once the Silver Shaft work was completed down to the 4900 foot level, we commenced work on a haulage way bypassing an area at the 5900 level impacted by a rock burst in December 2011. In addition to work on the Silver Shaft, other significant surface and underground capital programs are being planned, including restart of the #4 Shaft sinking sometime in early 2013 and surface infrastructure and mill upgrades.  However, the timing of completion of the Silver Shaft work, resumption of production, and work on the #4 Shaft project at the Lucky Friday mine may ultimately vary from our current estimates.  We expect to spend up to $62 million on all of these projects, including approximately $29 million to remove the loose cementitious material and for shaft improvements and $33 million on other capital projects. We expect to incur non-capitalized expenses of $25 million, based on the assumption that the mine will be on standby for the remainder of 2012 as this work is completed.  As of the third quarter and first nine months of 2012, we have incurred $6.1 million and $18.7 million, respectively, in non-capitalized expenses, including $1.5 million and $4.6 million, respectively, in depreciation, depletion, and amortization, which is reported in Lucky Friday suspension-related costs on the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited).

The following table presents identifiable assets by reportable segment as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Identifiable assets:
Greens Creek	$743,318	$729,289
Lucky Friday	240,351	213,285
Other	419,934	453,516
	$1,403,603	$1,396,090

Note 7.   Employee Benefit Plans

We sponsor two defined benefit pension plans which together cover substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Service cost	$993	$969	$17	$14
Interest cost	1,017	1,028	19	19
Expected return on plan assets	(1,145)	(1,370)	(22)	(22)
Amortization of prior service cost	101	101	48	55
Amortization of net (gain) loss	706	220	(22)	(32)
Net periodic benefit cost	$1,672	$948	$40	$34

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Service cost	$2,980	$2,908	$51	$41
Interest cost	3,051	3,085	58	58
Expected return on plan assets	(3,435)	(4,111)	—	—
Amortization of prior service cost	301	302	33	33
Amortization of net (gain) loss	2,119	660	(22)	(32)
Net periodic benefit cost	$5,016	$2,844	$120	$100

The increased service costs in 2012 versus 2011 were driven primarily by higher staffing and compensation levels.

As of September 30, 2012, the Company has made contributions to the pension plans of approximately $1.1 million and intends to contribute an additional $0.9 million in the fourth quarter 2012 for total contributions in 2012 of $2.0 million.

Note 8.    Shareholders’ Equity

Share-based Compensation Plans

We periodically grant stock options, restricted stock unit awards, and/or shares of common stock to our employees and directors.  We measure the fair value of compensation cost for stock options issued pursuant to our equity compensation plans using the Black-Scholes options pricing model.  Stock option grants generally vest immediately.  However, grants to individual executives upon hiring or retention vest over a defined service period, with cost amortized over that period.  We measure compensation cost for restricted stock units and stock grants at the closing price of our stock at the time of grant.  Restricted stock unit grants vest over time with compensation cost amortized over that period.

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

Stock-based compensation expense for restricted stock unit grants to employees and shares issued to nonemployee directors recorded in the first nine months of 2012 totaled $2.3 million, compared to $1.5 million in the same period last year.

Under the terms of our equity compensation plans, we have permitted our employees' withholding tax obligations for shares which have vested, to be satisfied by net share settlement.  As a result, in the first nine months of 2012, we repurchased 45,341 shares for $0.2 million, or approximately $4.47 per share.

Common Stock Dividends

In September 2011 and February 2012, our Board of Directors adopted a common stock dividend policy that has two components:  1) a dividend that links the amount of dividends on our common stock to our average quarterly realized silver price in the preceding quarter, and 2) a minimum annual dividend of $0.01 per share of common stock, payable quarterly when declared.  For illustrative purposes only, the table below summarizes potential per share dividend amounts at different quarterly average realized price levels according to the first component of the policy:

Quarterly average realized silver price per ounce	Quarterly dividend per share	Annualized dividend per share
$30	$0.01	$0.04
$35	$0.02	$0.08
$40	$0.03	$0.12
$45	$0.04	$0.16
$50	$0.05	$0.20
$55	$0.06	$0.24
$60	$0.07	$0.28

The following table summarizes the common stock dividends declared by our Board of Directors under the policy described above:

Declaration date	(A) Silver-price- linked component per share	(B) Minimum annual component per share	(A+B) Total dividend per share	Total dividend amount (in millions)	Month of payment
February 17, 2012	$0.01	$0.0025	$0.0125	$3.6	March 2012
May 8, 2012	$0.02	$0.0025	$0.0225	$6.4	June 2012
August 7, 2012	$—	$0.0025	$0.0025	$0.7	September 2012
November 2, 2012	$0.02	$0.0025	$0.0225	$6.4	anticipated in December 2012

Because the average realized silver price for the second quarter of 2012 was $27.05 per ounce, below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid.  In the third quarter of 2012, the average realized silver price was $35.00 per ounce.  The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

Common Stock Repurchase Program

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time.  As of September 30, 2012, 60,000 shares have been purchased at an average price of $4.89 per share, leaving 19.94 million shares that may yet be purchased under the program.  The closing price of our common stock at November 2, 2012, was $6.49 per share.

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

Warrants

The following table summarizes certain information about our stock purchase warrants at September 30, 2012:

Warrants Outstanding	Warrants	Exercise Price	Expiration Date
Series 1 warrants	5,200,519	$2.42	June 2014
Series 1 warrants	460,976	2.53	June 2014
Series 3 warrants	16,671,128	2.47	August 2014
Total warrants outstanding	22,332,623

No warrants were exercised during the first nine months of 2012.  Under the terms of the Consent Decree settling the Coeur d’Alene Basin litigation, the proceeds from the exercise of our outstanding warrants will be paid to the Plaintiffs within 30 days after the end of the quarter when exercised.  As such, proceeds from Series 1 and Series 3 warrant exercises totaling approximately $0.7 million and $9.8 million were paid to the Plaintiffs in 2012 and 2011, respectively.

Note 9.    Credit Facilities and Capital Leases

Credit Facilities

We have a $150 million senior secured revolving credit facility, which is collateralized by the shares of common stock held in our material subsidiaries and by our joint venture interests in the Greens Creek mine, all of our rights and interests in the joint venture agreement, and all of our rights and interests in the assets of the joint venture.  This credit facility originated with a $60 million senior secured revolving credit agreement entered into in October 2009 that has been amended several times to its current form.  Amounts borrowed under the credit agreement are available for general corporate purposes.  The interest rate on outstanding loans under the agreement is between 3.00% and 3.75% above the LIBOR or an alternative base rate plus an applicable margin of between 2.00% and 2.75%.  We are required to pay a standby fee of between 0.825% and 1.05% per annum on undrawn amounts under the revolving credit agreement.  The credit facility is effective until August 1, 2015. We incurred $0.3 million in interest expense in the first nine months of 2012 for the amortization of loan origination fees and $0.7 million in interest expense for commitment fees relating to the credit agreement.

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

We were in compliance with all covenants under the credit agreement as of September 30, 2012.  We have not drawn funds on the current revolving credit facility as of the filing date of this quarterly report on Form 10-Q.

Capital Leases

We have entered into various lease agreements since 2009 for equipment at our Greens Creek and Lucky Friday units, which we have determined to be capital leases.  We have a total liability of $14.8 million at September 30, 2012, relating to our capital lease obligations and estimated potential purchase option payments, with $4.6 million of the liability classified as current and $10.2 million classified as non-current. At December 31, 2011, the total liability balance associated with capital leases was $10.3 million, with $4.0 million of the liability classified as current and $6.3 million classified as non-current. The total obligation for future minimum lease payments was $15.5 million at September 30, 2012, with $0.8 million attributed to interest.

At September 30, 2012, the annual maturities of capital lease commitments, including interest, are (in thousands):

Twelve-month period ending September 30,
2013	$4,436
2014	4,918
2015	4,091
2016	2,079
2017	5
Total	15,529
Less: imputed interest	(830)
Net capital lease obligation	$14,699

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

In December of 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which enhances disclosure requirements regarding an entity's financial instruments and derivative instruments that are offset or subject to a master netting arrangement. This information about offsetting and related netting arrangements will enable users of financial statements to understand the effect of those arrangements on the entity's financial position, including the effect of rights of setoff. The amendments are required for annual reporting periods beginning after January 1, 2013, and interim periods within those annual periods. We are evaluating the impact of this guidance, but do not anticipate it to have a material impact on our consolidated financial statements (audited and unaudited condensed).

Note 11.    Derivative Instruments

At times, we use commodity forward sales commitments and commodity swap contracts to manage our exposure to fluctuation in the prices of base metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in the market. These instruments do, however, expose us to other risks, including the amount by which the contract price exceeds the spot price of a commodity, and nonperformance by the counterparties to these agreements.

We use financially-settled forward contracts to sell lead and zinc at fixed prices for settlement at approximately the same time that our unsettled concentrate sales contracts will settle.  The settlement of each concentrate contract is based on the average spot price of the metal during the month of settlement, which may differ from the prices used to record the sale when the sale takes place.  The objective of the contracts is to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At September 30, 2012, we recorded a current liability of $1.8 million for the fair value of open contracts under this program, which includes approximately $1.9 million for contracts  that were in a fair value liability position and $0.1 million for contracts in a fair value asset position. The current liability related to these contracts is netted against the current asset related to the fair value of open contracts under the program for forecasted shipments discussed below and included in other current assets.  We recognized $1.8 million and $1.9 million net losses on the contracts during the third quarter and first nine months of 2012, respectively, which are included in sales of products.  The net losses recognized on the contracts offset price adjustments on our provisional concentrate sales related to changes to lead and zinc prices between the time of sale and final settlement.

In addition, we use financially-settled forward contracts to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  At September 30, 2012, we recorded a current asset of $9.4 million, which is included in other current assets, a non-current asset of $0.5 million, which is included in other non-current assets, and a non-current liability of $0.2 million, which is included in other non-current liabilities, for the fair value of the contracts.  The current and non-current asset balances, respectively, are net of approximately $0.5 million and $0.1 million for contracts that were in a fair value liability position at September 30, 2012. We recognized a $9.1 million net loss on the contracts for the third quarter of 2012, which includes $4.3 million in gains realized on settled contracts and $13.4 million in unrealized losses for mark-to-market adjustments on unsettled contracts.  For the first nine months of 2012, we recognized an $8.1 million net loss on the contracts, which includes $14.5 million in gains realized on settled contracts and $22.6 million in unrealized losses for mark-to-market adjustments on unsettled contracts. The net losses on these contracts are included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.  The losses recognized during the third quarter and first nine months of 2012 are the result of increasing lead and zinc prices during the end of September 2012.  This program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

As further discussed in Note 6, production at the Lucky Friday mine is temporarily suspended due to the requirement to remove material from the Silver Shaft.  As a result, during the first quarter of 2012, we liquidated forward contracts related to previously forecasted Lucky Friday base metal sales for total net proceeds of $3.1 million.

The following tables summarize the quantities of base metals committed under forward sales contracts at September 30, 2012 and December 31, 2011:

September 30, 2012	Metric tonnes under contract		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2012 settlements	8,525	3,400	$0.88	$0.96
2013 settlements	2,200	—	$0.97	N/A
Contracts on forecasted sales
2012 settlements	—	600	N/A	$1.12
2013 settlements	10,250	16,850	$1.06	$1.12

December 31, 2011	Metric tonnes under contract		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2012 settlements	9,600	2,600	$0.86	$0.89
Contracts on forecasted sales
2012 settlements	20,500	15,900	$1.12	$1.12
2013 settlements	8,275	11,150	$1.14	$1.17

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

Description	Balance at September 30, 2012	Balance at December 31, 2011	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$232,194	$266,463	Level 1
Available for sale securities:
Equity securities – mining industry	9,023	3,923	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	21,991	10,996	Level 2
Restricted cash balances:
Certificates of deposit and other bank deposits	866	866	Level 1
Derivative contracts:
Base metal forward contracts	8,167	32,750	Level 2
Total assets	$272,241	$314,998

Cash and cash equivalents consist primarily of money market funds and are valued at cost, which approximates fair value.

Current and non-current restricted cash balances consist primarily of certificates of deposit and U.S. Treasury securities and are valued at cost, adjusted for interest income earned, which approximates fair value.

Our non-current investments consist of marketable equity securities which are valued using quoted market prices for each security.

Trade accounts receivable include amounts due to us for shipments of concentrates and doré sold to smelters and refiners.  Revenues and the corresponding accounts receivable for sales of metals products are recorded when title and risk of loss transfer to the customer (generally at the time of loading on truck or ship).  Sales of concentrates are recorded using estimated forward prices for the anticipated month of settlement applied to our estimate of payable metal quantities contained in each shipment.  Sales are recorded net of estimated treatment and refining charges, which are also impacted by changes in metals prices and quantities of contained metals.  We estimate the forward prices at which sales of our concentrates will be settled due to the time elapsed between shipment and final settlement with the smelter.  Receivables for previously recorded concentrate sales are adjusted to reflect estimated forward metals prices at the end of each period until final settlement by the smelter.  We obtain the forward metals prices used each period from a pricing service.  Changes in metal prices between shipment and final settlement result in changes to revenues previously recorded upon shipment.  The embedded derivative contained in our concentrate sales is adjusted to fair market value through earnings each period prior to final settlement.

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

Note 13.    Asset Retirement Obligations

Below is a reconciliation as of September 30, 2012 and December 31, 2011 (in thousands) of the asset retirement obligations ("ARO") relating to our operating properties. These ARO balances are included in our total accrued reclamation and closure costs of $148.1 million and $153.8 million, respectively. Our accrued reclamation and closure cost balances include AROs and estimated liabilities for settlement obligations and contingencies for environmental matters and reclamation costs at idle properties. Our ARO balances represent the present value of estimated future costs of reclamation and closure activities at our operating properties.  The estimated reclamation and closure costs were discounted using credit adjusted, risk-free interest rates ranging from 4% to 7% from the time we incurred the obligation to the time we expect to pay the retirement obligation.

	2012	2011
Balance, January 1	$37,643	$36,397
Changes in obligations due to changes in reclamation plans	—	387
Accretion expense	842	1,119
Payment of reclamation obligations	(266)	(260)
Balance, end of period	$38,219	$37,643

The ARO for our Greens Creek mine of $36.9 million as of September 30, 2012 reflects a plan for reclamation and closure of the mine at the end of its life having estimated undiscounted costs of approximately $53.4 million.  In April 2012, the United States Forest Service issued a draft Environmental Impact Statement in connection with our proposal to increase tailings capacity at the Greens Creek mine.  As part of that process and our regular (every 5 years) renewal of our Waste Management Permit with the State of Alaska, it is likely that we will be required to update our reclamation and closure plan.  Preliminary updating work initiated in July 2012 has indicated that closure costs may be significantly higher than previously estimated.  The expected increase in closure costs results from the possible inclusion of long term water treatment on an increased scale than was included as part of our prior permit renewals.  This increase in scale is the result of new interpretations of model data by the State that were not included in our prior permit renewals.  Development of the revised closure plan has not been completed, and we currently do not have sufficient information to make a reasonable estimate of the change in the fair value of the ARO.  However, we anticipate that an increase in the ARO for Greens Creek will be required by the fourth quarter of 2012 upon completion of the revised closure plan in connection with the permit renewal. In addition, we expect to further increase our ARO and revise our closure plan for tailings capacity expansion in 2013.  Increases to the ARO liability would be recorded with corresponding increases to the ARO asset balance, which is included in properties, plants, equipment, and mineral interests, net on our Condensed Consolidated Balance Sheets.  As a result, we do not anticipate the increase in the ARO for Greens Creek to have a material impact on our annual results of operations.  However, as part of the revised closure plan, we may be required to increase our current $30 million reclamation bond for Greens Creek.  Although we do not know the amount of such increase, it likely will be a material amount, and there can be no assurance that this bonding capacity will be available to us at that time.

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

Overview

Hecla Mining Company and its subsidiaries have provided precious and base metals to the U.S. economy and worldwide since 1891. We discover, acquire, develop, and produce silver, gold, lead and zinc.  In doing so, we intend to manage our business activities in a safe, environmentally responsible and cost-effective manner.

We produce lead, zinc and bulk concentrates, which we market to custom smelters, and unrefined gold and silver bullion bars (doré), which may be sold or further refined before sale to precious metals traders.  We are organized and managed in two segments that encompass our operating units:  the Greens Creek and Lucky Friday units.  The map below shows the locations of our operating units and our exploration projects, as well as our corporate offices located in Coeur d'Alene, Idaho and Vancouver, British Columbia.

Our current business strategy is to focus our financial and human resources in the following areas:

•	operating our properties safely, in an environmentally responsible manner, and cost-effectively;
•
recommencing operations and construction during the first quarter of 2013 at our Lucky Friday unit in light of the temporary interruption to most operations at the mine in December 2011 (see the Lucky Friday Segment section below for more information);

•	expanding our reserves and production capacity at our operating properties;
•
maintaining and investing in exploration and pre-development projects in the vicinities of four mining districts we believe to be under-explored and under-invested: North Idaho's Silver Valley in the historic Coeur d'Alene Mining District; our Greens Creek unit on Alaska's Admiralty Island located near Juneau; the silver-producing district near Durango, Mexico; and the Creede district of Southwestern Colorado; and

•
continuing to seek opportunities to acquire and invest in mining properties and companies.  Examples are our acquisition of the Monte Cristo property in Nevada and investment in common shares of the Dolly Varden Silver Corporation in the third quarter of 2012.

A number of key factors may impact the execution of our strategy, including regulatory issues, rehabilitation of the Lucky Friday mine, and metals prices.  Metals prices are very volatile. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control.  Average market prices of silver, lead, and zinc in the first nine months of 2012 were lower than their levels from the comparable period last year, while average prices for gold were higher, as illustrated by the table in Results of Operations below. We believe current global economic and industrial trends could result in continued demand growth for the metals we produce.  However, prices have been volatile over the last five years and there can be no assurance that current prices will continue.

As discussed in the Financial Liquidity and Capital Resources section below, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing, if needed, will be adequate to meet our obligations during the next twelve months, including obligations relating to growth opportunities.  One such opportunity is the scheduled recommencement of construction of an internal shaft at the Lucky Friday mine (“#4 Shaft”), which, we believe, should significantly increase production and extend the life of the mine.  The #4 Shaft project involves significant additional capital costs during the periods leading up to its expected completion date in early 2016.  As discussed in the Lucky Friday Segment section below, the requirement to remove loose cementitious material from the Silver Shaft temporarily suspended work on the #4 Shaft project.

Although we strive to manage our activities in an environmentally responsible manner, another challenge that we face is the risk associated with environmental matters and ongoing reclamation activities. As described in Item 1A. Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2011 and Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) in this Form 10-Q, it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans.  In 2011, we finalized the terms of settlement with the plaintiffs in the Coeur d'Alene Basin environmental litigation, which reduced the uncertainty regarding our liability and liquidity needs relating to what we believed to be our most significant environmental matter.   However, we are involved in other environmental (and non-environmental) legal matters, and there can be no assurance that the estimate of our liabilities, liquidity needs, or strategic plans will not be significantly impacted as a result of these matters or new matters that may arise.

We strive to achieve excellent mine safety and health performance. We seek to implement this goal by: training employees in safe work practices; openly communicating with employees; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; involving employees in the establishment of safety standards; and participating in the National Mining Association's CORESafety program. We attempt to implement reasonable best practices with respect to mine safety and emergency preparedness.  In spite of these efforts, two fatal accidents, one involving a company employee, and one involving a contractor's employee, and another incident involving injury to seven employees, occurred at our Lucky Friday mine during 2011.  As previously disclosed, at the end of 2011, following a rock burst which occurred in the 5900 level of the mine, MSHA began a special impact inspection at the Lucky Friday mine. This MSHA inspection resulted in an order to remove loose cementitious material from the Silver Shaft, the primary access way from surface at the Lucky Friday mine.  Underground access is limited until the Silver Shaft work is completed, and, as a result, we anticipate that production will be suspended at the Lucky Friday mine until early 2013.  However, the timing of completion of the Silver Shaft work and resumption of production at the Lucky Friday mine may ultimately vary from our current estimates. See the Lucky Friday Segment section below for more information.  We continue to evaluate our safety practices and work with MSHA to address issues outlined in the investigations of the 2011 incidents.

Results of Operations

For the third quarter and first nine months of 2012, respectively, we recorded a loss applicable to common shareholders of $1.0 million ($0.00 per basic common share) and income applicable to common shareholders of $13.8 million ($0.05 per basic common share), compared to income applicable to common shareholders of $55.8 million ($0.20 per basic common share) and $132.2 million ($0.47 per basic common share) for the third quarter and first nine months of 2011, respectively.  The following factors led to the results for the third quarter and first nine months of 2012 compared to the same period in 2011:

•
Decreased gross profit at our Greens Creek and Lucky Friday units, combined, of $2.6 million and $27.9 million, respectively, for the third quarter of 2012, and by $37.1 million and $68.6 million, respectively, for the first nine months of 2012 compared to the same periods in 2011.  See The Greens Creek Segment and The Lucky Friday Segment sections below.

•
$6.1 million in suspension-related costs at our Lucky Friday unit, including $1.5 million in depreciation, depletion, and amortization for the third quarter of 2012, and $18.7 million in suspension-related costs, including $4.6 million in depreciation, depletion, and amortization for the first nine months of 2012.  See The Lucky Friday Segment section for more information on the temporary suspension of production.

•
Losses of $9.1 million and $8.1 million, respectively, on base metal derivative contracts for the third quarter and first nine months of 2012, compared to gains of $40.4 million and $38.9 million for the corresponding 2011 periods.  The losses in 2012 resulted from rising base metals prices, while prices fell in such periods of 2011. These gains and losses are related to financially-settled forward contracts on forecasted zinc and lead production as part of a risk management program.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk - Commodity-Price Risk Management for more information on our derivatives contracts.

•
Exploration and pre-development expense increased to $17.1 million in the third quarter of 2012 from $11.6 million in the same period in 2011 and to $36.7 million in the first nine months of 2012 from $20.8 million in the same period in 2011, as we continue extensive exploration work at our Greens Creek unit in Alaska, on our land package near Durango, Mexico, at our San Juan Silver project in the Creede district of Colorado, and in North Idaho's Silver Valley near our Lucky Friday unit.  Exploration expense for the third quarter and first nine months of 2012 also included $0.6 million related to our bid to acquire all of the outstanding common shares of U.S. Silver Corporation, which we withdrew in August 2012.  "Pre-development expense" is defined as costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves.  We have advanced pre-development projects during the first nine months of 2012 at the Equity and Bulldog mines in the Creede district and at the Star mine in the Coeur d'Alene district which has given us access to historic workings and underground drill platforms at those sites.

•
Decreased average silver, zinc and lead prices for the third quarter and first nine months of 2012 compared to the same periods in 2011.   Average gold prices were lower for the three-month period and higher for the nine-month period ended September 30, 2012, compared to the same periods in 2011.  These price variances are illustrated in the table below.

The following table illustrates average market and realized prices for the third quarter and first nine months of 2012 and 2011:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Silver –	London PM Fix ($/ounce)	$29.91	$38.79	$30.65	$36.21
	Realized price per ounce	$35.00	$37.02	$33.27	$36.45
Gold –	London PM Fix ($/ounce)	$1,655	$1,700	$1,652	$1,530
	Realized price per ounce	$1,754	$1,799	$1,700	$1,578
Lead –	LME Final Cash Buyer ($/pound)	$0.90	$1.12	$0.91	$1.15
	Realized price per pound	$0.94	$1.01	$0.94	$1.11
Zinc –	LME Final Cash Buyer ($/pound)	$0.86	$1.01	$0.88	$1.04
	Realized price per pound	$0.90	$1.04	$0.90	$1.05

Concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average spot market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the smelters, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metal prices each period through final settlement.  For the third quarter and first nine months of 2012, we recorded net positive adjustments to provisional settlements of $7.6 million and $11.4 million, respectively, compared to net negative price adjustments to provisional settlements of $9.6 million and $10.0 million, respectively, in the third quarter and first nine months of 2011.  The price adjustments for the third quarter and first nine months of 2012 included positive adjustments of $4.9 million and $7.5 million, respectively, related to silver and positive adjustments of $0.8 million and $1.1 million, respectively, related to gold.  The price adjustments for the third quarter and first nine months of 2011 included negative adjustments of $3.5 million and $3.3 million, respectively, related to silver and positive adjustments of $1.3 million and $1.7 million, respectively, related to gold.  The price adjustments related to zinc and lead contained in our concentrate shipments were largely offset by gains and losses on forward contracts for those metals (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  The gains and losses on these contracts are included in revenues and impact the realized prices for lead and zinc.  We recognized overall net losses of $1.8 million and $1.9 million, respectively, on the contracts in the third quarter and first nine months of 2012, and net gains on contracts of $6.0 million and $6.7 million, respectively, for the third quarter and first nine months of 2011.  Realized prices are calculated by dividing gross revenues for each metal by the payable quantities of each metal included in concentrate and doré shipped during the period.  The differences between our realized metal prices and average market prices are due primarily to the aforementioned price adjustments resulting from the difference between metal prices upon transfer of title of concentrates to the buyer and metal prices at the time of final settlement and gains and losses on forward contracts (for lead and zinc), which are included in our revenues.

The factors above were partially offset by the following items impacting the results for the third quarter and first nine months of 2012 compared to the same periods in 2011:

•
Lower income tax provisions, which were $14,000 and $8.0 million in the third quarter and first nine months of 2012, respectively, compared to the $27.3 million and $70.5 million income tax provisions recognized in the comparable 2011 periods.  The lower current-year provisions are the result of decreased pre-tax income in the third quarter and first nine months of 2012.  See Note 3 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

•
Provision (credit) for closed operations and environmental matters decreased by $6.6 million and $4.6 million, respectively, for the third quarter and first nine months of 2012 compared to the same periods of 2011.   In the third quarter of 2011, we recognized a $4.7 million increase in the accrual for reclamation work at the Grouse Creek site. In the third quarter of 2012, we recognized a $3.0 million insurance settlement receivable for claims related to the Coeur d'Alene Basin and other various sites.  We anticipate the insurance settlement to be finalized in the fourth quarter of 2012.  We increased the accrual for estimated reclamation costs at the Johnny M site in New Mexico by $1.3 million in the first nine months of 2012 (See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

The Greens Creek Segment

The following is a comparison of the operating results and key production statistics of our Greens Creek segment (dollars are in thousands, except for per ton and per ounce amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales	$81,871	$77,031	$239,794	$260,650
Cost of sales and other direct production costs	(32,961)	(27,497)	(99,423)	(84,336)
Depreciation, depletion and amortization	(11,601)	(9,592)	(31,141)	(29,981)
Gross profit	$37,309	$39,942	$109,230	$146,333
Tons of ore milled	210,802	200,961	573,750	580,211
Production:
Silver (ounces)	1,619,110	1,350,609	4,312,907	4,507,727
Gold (ounces)	14,024	14,217	39,933	43,073
Zinc (tons)	16,649	17,318	48,665	49,913
Lead (tons)	5,499	5,799	15,226	16,007
Payable metal quantities sold:
Silver (ounces)	1,331,139	1,051,744	3,892,090	3,870,694
Gold (ounces)	10,193	10,558	32,305	33,892
Zinc (tons)	12,343	10,312	38,312	33,473
Lead (tons)	3,990	4,000	11,788	12,023
Ore grades:
Silver ounces per ton	10.56	9.64	10.37	10.85
Gold ounces per ton	0.11	0.12	0.12	0.12
Zinc percent	9.12	9.99	9.74	9.90
Lead percent	3.40	3.74	3.49	3.58
Mining cost per ton	$61.33	$49.86	$62.08	$48.80
Milling cost per ton	$27.04	$33.58	$29.01	$31.11
Total cash cost per silver ounce (1)	$3.52	$(2.98	$2.34	$(2.04)

(1)
A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The $2.6 million and $37.1 million decreases in gross profit during the third quarter and first nine months of 2012, respectively, compared to the same 2011 periods were primarily the result of lower average prices for silver, zinc and lead.  Average gold prices were also lower in the third quarter of 2012, but were higher for the first nine months of 2012, compared to the same periods in 2011.  Gross profit for the first nine months of 2012 was also impacted by lower silver, zinc, and lead ore grades; however, silver grades were higher in the third quarter of 2012 compared to the third quarter of 2011.  In addition, results for the first nine months of 2012 were impacted by lower gold recoveries in the first half of 2012 due to higher iron grade, resulting in increased iron rejection.  Because gold tends to associate with pyrite, increased iron (pyrite) rejection tends to decrease gold recovery.   Greens Creek also experienced lower zinc and lead recoveries during the third quarter of 2012 due to lower ore grades.   Gross profit at Greens Creek was also impacted by positive price adjustments to revenues of $7.6 million and $11.1 million for the third quarter and first nine months of 2012, compared to negative price adjustments of $8.5 million and $7.4 million for the third quarter and first nine months of  2011, respectively. Price adjustments to revenues result from changes in metals prices between transfer of title of concentrates to buyers and final settlements during the period.  The impact of the positive price adjustments for the first nine months of 2012 was partially offset by a net loss of $1.9 million on forward contracts related to concentrates shipped during 2012 compared to a gain of $5.9 million in the same period in 2011 (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

  Mining cost per ton increased 23% and milling cost per ton decreased by 19% in the third quarter of 2012 compared to the same period in 2011.  The higher mining costs were due primarily to increased use of contract miners at Greens Creek, which is more expensive than internal labor.   Milling costs are down due to higher availability of hydroelectric power, which costs less than diesel-generated power.  For the nine months ended September 30, 2012, mining cost per ton increased by 27% and milling cost per ton decreased by 7% over the same periods in 2011 as a result of the same factors impacting costs for the third quarter of 2012, along with lower mine production in the first quarter of 2012, resulting in reduced mill throughput during that period.  The higher mining cost per ton for the first nine months of 2012 was also attributable to increased maintenance costs during the first quarter of 2012.

The chart below illustrates the factors contributing to the variances in total cash costs per silver ounce for the third quarter and first nine months of 2012 versus the same periods in 2011:

Mining and milling costs per ounce decreased in the third quarter of 2012 compared to the same period in 2011 due to greater availability of hydroelectric power, decreased maintenance costs, and the effect of higher silver production on cost per ounce, in spite of the impact that increased use of contract miners had on mining costs for the period.  Mining and milling costs per ounce increased over the first nine months of 2012 compared to the same period in 2011 due to increased use of contract miners, higher maintenance costs in the first half of 2012, and the effect of lower silver production on cost per ounce.

Other cash costs per ounce for the third quarter of 2012 were lower than those for the same period in 2011 due to the effect of higher silver production on cost per ounce and lower mine license tax, partially offset by higher labor costs.  Other cash costs for the first nine months of 2012 exceeded those in the prior year due to higher labor and maintenance costs, partially offset by lower mine license tax.

Treatment costs were lower for the third quarter and first nine months of 2012 than in 2011 as a result of lower concentrate production and lower lead, and zinc prices.  Treatment costs include a price participation component that fluctuates with changes in base metal prices.

By-product credits were lower in the third quarter due to lower zinc, lead, and gold prices, lower lead and gold production due to lower grades for those metals, and the effect of higher silver production on cost per ounce.  During the nine-month period, by-product credits were lower to due to lower zinc and lead prices, and lower lead and gold production due to lower grades.

The difference between what we report as “production” and “payable metal quantities sold” is due essentially to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually payable by our smelter customers according to the terms of the smelter contracts.  Differences can also arise from inventory changes incidental to shipping schedules.  The increases in payable quantities sold for the third quarter and the first nine months of 2012 compared to the same periods in 2011 is due to the timing of concentrate shipments and reduced production during the 2012 periods.

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

We periodically review our revenues to ensure that reporting of primary products and by-products is appropriate.  Because we consider zinc, lead and gold to be by-products of our silver production, the values of these metals offset operating costs within our cost per ounce calculations.

The Asset Retirement Obligation ("ARO") for our Greens Creek mine of $36.9 million as of September 30, 2012 reflects a plan for reclamation and closure of the mine at the end of its life having estimated undiscounted costs of approximately $53.4 million.  In April 2012, the United States Forest Service issued a draft Environmental Impact Statement in connection with our proposal to increase tailings capacity at the Greens Creek mine.  As part of that process and our regular (every 5 years) renewal of our Waste Management Permit with the State of Alaska, it is likely that we will be required to update our reclamation and closure plan.  Preliminary updating work begun in July 2012 has indicated that closure costs may be significantly higher than previously estimated.  The expected increase in closure costs results from the possible inclusion of long term water treatment on an increased scale than was included as part of our prior permit renewals.  This increase in scale is the result of new interpretations of model data by the State that were not included in our prior permit renewals.  Development of the revised closure plan has not been completed, and we currently do not have sufficient information to make a reasonable estimate of the change in the fair value of the ARO.  However, we anticipate that an increase in the ARO for Greens Creek will be required by the fourth quarter of 2012 upon completion of the revised closure plan in connection with the permit renewal. In addition, we expect to further increase our ARO and revise our closure plan for tailings capacity expansion in 2013.  Increases to the ARO liability would be recorded with corresponding increases to the ARO asset balance, which is included in properties, plants, equipment, and mineral interests, net on our Condensed Consolidated Balance Sheets.  As a result, we do not anticipate the increase in the ARO for Greens Creek to have a material impact on our annual results of operations.  However, as part of the revised closure plan, we may be required to increase our current $30 million reclamation bond for Greens Creek.  Although we do not know the amount of such increase, it likely will be a material amount, and there can be no assurance that this bonding capacity will be available to us at that time.

The Lucky Friday Segment

The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands, except for per ton and per ounce amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales	$—	$43,512	$249	$114,117
Cost of sales and other direct production costs	—	(14,142)	—	(40,696)
Depreciation, depletion and amortization	—	(1,507)	—	(4,583)
Gross profit	$—	$27,863	$249	$68,838
Tons of ore milled	—	84,531	—	249,034
Production:
Silver (ounces)	—	936,652	—	2,484,725
Lead (tons)	—	5,427	—	14,949
Zinc (tons)	—	1,999	—	6,058
Payable metal quantities sold:
Silver (ounces)	—	902,376	—	2,325,575
Lead (tons)	—	5,218	—	13,981
Zinc (tons)	—	1,493	—	4,514
Ore grades:
Silver ounces per ton	—	11.74	—	10.68
Lead percent	—	6.84	—	6.46
Zinc percent	—	2.74	—	2.81
Mining cost per ton	$—	$58.54	$—	$59.39
Milling cost per ton	$—	$16.26	$—	$16.20
Total cash cost per silver ounce (1)	$—	$5.94	$—	$5.82

(1)
A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The $27.9 million and $68.6 million decreases in gross profit for the third quarter and first nine months of 2012 compared to the same periods in 2011 resulted from the suspension of production at the Lucky Friday mine during 2012.  At the end of 2011, MSHA began a special impact inspection at the Lucky Friday mine which resulted in an order to remove loose cementitious material from the Silver Shaft.  The Silver Shaft is an approximately one-mile deep, 18-foot diameter, concrete-lined shaft from surface.   It is the primary access to the Lucky Friday mine's underground workings.  In response to the MSHA order, we submitted a plan to MSHA and received approval to remove the loose cementitious material, and that work commenced in the first quarter of 2012. The plan also includes removal of unused utilities, construction of a water ring to prevent ice from forming in the winter, the installation of a metal brattice, repair of shaft steel, and installation of a new power cable, all of which should improve the shaft's functionality and possibly improve the shaft's hoisting capacity.  The Silver Shaft rehabilitation work is progressing according to plan.  All surface work required for the project has been completed, and shaft restoration work has reached the 5700 foot level as of early November.  We currently anticipate that the work on the 6,100 foot Silver Shaft will be completed in late 2012, with production at the Lucky Friday estimated to recommence in early 2013.  During the suspension of production, the smelter contracts related to treatment of Lucky Friday concentrates have been suspended based on force majeure. Once the Silver Shaft rehabilitation work was completed down to the 4900 level, we commenced construction of a haulage way bypass around an area impacted by a rock burst in December 2011.  Completion of work on the Silver Shaft to the 4900 level has also enabled planning and other preliminary work to resume on the #4 Shaft project (discussed below).  We believe that we will be able to resume sinking of #4 Shaft  in early 2013, once the Silver Shaft work is completed.  However, the timing of completion of the Silver Shaft work and resumption of production and the sinking of #4 Shaft at the Lucky Friday mine may ultimately vary from our current estimates. Care and maintenance costs incurred at the Lucky Friday during the suspension of production totaled $18.7 million, including $4.6 million in depreciation, depletion, and amortization, for the first nine months of 2012.  These costs are included in a separate line item under Other operating expenses on the Condensed Consolidated Statement of Operations and Comprehensive Income (Unaudited).

The $0.2 million in sales recognized in the first nine months of 2012 represents provisional price adjustments on prior-period concentrate shipments that were subject to changes in metals prices during the first quarter of 2012 until their final settlement.

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

We periodically review our revenues to ensure that reporting of primary products and by-products is appropriate.  Because we consider lead and zinc to be by-products of our silver production, the values of these metals offset operating costs within our cost per ounce calculations.

The #4 Shaft project, an internal shaft at the Lucky Friday mine, will, upon its completion, provide deeper access in order to expand the mine's operational life.  We commenced engineering and construction activities on #4 Shaft in late 2008, and our Board of Directors gave its final approval of the project in August 2011.  Construction of the #4 Shaft as currently designed is expected to cost approximately $200 million, including approximately $90 million already spent as of September 30, 2012, with completion expected in early 2016.  As discussed above, the #4 Shaft sinking activities have been temporarily suspended until cleanup work in the Silver Shaft is completed.  Once construction of #4 Shaft resumes, we believe that our current capital resources will allow us to complete the project.  However, there are a number of factors that could affect completion of the project, including:  (i) a significant decline in metals prices, (ii) a reduction in available cash or credit, whether arising from decreased cash flow or other uses of available cash, or (iii) a significant increase in operating or capital costs.

Many of the employees at our Lucky Friday unit are represented by a union. The collective bargaining agreement with the union expires on April 30, 2016.   As a result of the requirement to remove loose cementitious material from the Silver Shaft, which limited underground access and temporarily suspended production at the Lucky Friday, Hecla Limited laid off 121 employees in January 2012, with approximately 25 of those employees accepting temporary positions at other Hecla operations.  Recall of some of the laid off employees to the Lucky Friday was initiated July 2012, with 81 employees returning thus far.  We anticipate that employment at the Lucky Friday will return to its level prior to the suspension of production as the Silver Shaft work is completed.  In March 2012, Hecla Limited received notice of a complaint filed against it by the United Steel Workers, Local 5114, with the Federal Mine Safety Health Review Commission for compensation for bargaining unit workers at the Lucky Friday mine idled as a result of the previously-announced, temporary shutdown of the mine (see the Other Contingencies section of Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

Corporate Matters

Other significant variances affecting our net income for the third quarter and first nine months of 2012 as compared to the same period in 2011 were as follows:

•
Higher general and administrative expense in the third quarter and first nine months of 2012 by $0.1 million and $0.9 million, respectively, which was primarily the result of an increase in workforce costs.

•
Exploration expense increased by $1.9 million and $5.5 million, respectively, in the third quarter and first nine months of 2012 compared to the same periods in 2011 due to continued extensive exploration work at our San Juan Silver project in southwestern Colorado, our Greens Creek unit in Alaska, and on our San Sebastian project in Mexico.   Exploration expense for the third quarter and first nine months of 2012 also included $0.6 million related to our bid to acquire all of the outstanding common shares of U.S. Silver Corporation, which we withdrew in August 2012.

•
Pre-development expense increased $3.7 million and $10.5 million, respectively, in the third quarter and first nine months of 2012 compared to the same periods in 2011 as a result of advancing our pre-development projects at the historic Equity and Bulldog mines in Creede, Colorado, the Star mine in Idaho's Silver Valley, and at our San Sebastian project in Mexico.

•
Provision (credit) for closed operations and environmental matters decreased by $6.6 million and $4.6 million, respectively, for the third quarter and first nine months of 2012 compared to the same 2011 periods.   In the third quarter of 2011, we recognized a $4.7 million increase in the accrual for reclamation work at the Grouse Creek site. In addition, in the third quarter of 2012, we recognized a $3.0 million insurance settlement receivable for claims related to the Coeur d'Alene Basin and other various sites.  We anticipate the insurance settlement to be finalized in the fourth quarter of 2012.  We increased the accrual for estimated reclamation costs at the Johnny M site in New Mexico by $1.3 million in the first nine months of 2012 (See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

•
Interest expense decreased in the first nine months of 2012 by $0.8 million, compared to the same period in 2011 as a result of the pre-lodging interest that was recorded in the 2011 period related to the Coeur d'Alene Basin litigation settlement.  The Consent Decree was lodged in June 2011 and became effective September 8, 2011.

•
Mark-to-market losses on base metals forward sales contracts for forecasted sales totaled $9.1 million and $8.1 million in the third quarter and first nine months of 2012, respectively, compared to gains of $40.4 million and  $38.9 million, in the same periods of 2011, as a result of decreased base metal prices.  These gains and losses are reported as a separate line item under Other income (expense) on our Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited).

•
Income tax provisions totaled $14,000 and $8.0 million in the third quarter and first nine months of 2012, respectively,  compared to $27.3 million and $70.5 million for the third quarter and first nine months of 2011.  The lower current-year provisions are the result of decreased pre-tax income in the first nine months of 2012.  See Note 3 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Employee Benefit Plans

Our two defined benefit pension plans, while affording a significant benefit to our employees, also represent a significant liability.  The liability recorded for the funded status of our plans was $26.2 million and $22.8 million, as of September 30, 2012 and December 31, 2011, respectively.  We expect to contribute a total of $2.0 million towards this liability during 2012, including $1.1 million in contributions made as of September 30, 2012.   While the economic variables which will determine future cash requirements are uncertain, we expect contributions to increase in future years.  See Note 7 of Notes to Condensed Consolidated Financial Statements for more information.

Income Taxes

Our net deferred tax asset at September 30, 2012 totaled $117.9 million, or 8% of total assets, an increase of $1.9 million from the $115.8 million net deferred tax asset at December 31, 2011.  The largest component of the deferred tax asset derives from the tax effect of past net operating losses carried forward to be applied against current income to determine cash income tax liability.  The next largest component is deferred reclamation, of which the majority will be realized in the next two years, assuming adequate taxable income.  Each reporting period we assess our deferred tax assets with operating performance and long-range forecasts to provide reasonable assurance that they will be realized through deferred tax liabilities and future earnings.  At September 30, 2012, with the exception of $0.3 million relating to net operating loss carry forwards for states where we currently have no activity and $2.5 million for foreign tax credits, we retained no valuation allowance on U.S. deferred tax assets.  A $22.8 million valuation allowance remains on losses in foreign jurisdictions.  We currently expect the effective tax rate for 2012 to be approximately 40%, with the increase from approximately 35% in 2011 attributable to the loss of percentage depletion related to the Lucky Friday mine as a result of the temporary suspension of production at the mine.  For the nine months ended September 30, 2012, the tax provision represents a 36% effective tax rate as a result of a discrete benefit from amended state returns filed in the first quarter of 2012.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The tables below present reconciliations between the non-GAAP measure of total cash costs to the GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization for our operations at the Greens Creek and Lucky Friday units for the three and nine months ended September 30, 2012 and 2011 (in thousands, except costs per ounce).

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

	Total, All Properties
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total cash costs (1)	$5,701	$1,533	$10,087	$5,257
Divided by ounces produced	1,619	2,288	4,313	6,993
Total cash cost per ounce produced	$3.52	$0.67	$2.34	$0.75
Reconciliation to GAAP:
Total cash costs	$5,701	$1,533	$10,087	$5,257
Depreciation, depletion and amortization	11,601	11,099	31,141	34,565
Treatment costs	(18,351)	(26,078)	(52,210)	(76,261)
By-product credits	47,778	69,400	139,483	200,842
Change in product inventory	(1,944)	(3,010)	1,962	(5,641)
Reclamation and other costs	(223)	(206)	101	836
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$44,562	$52,738	$130,564	$159,598

	Greens Creek Unit
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total cash costs (1)	$5,701	$(4,029)	$10,087	$(9,216)
Divided by ounces produced	1,619	1,351	4,313	4,508
Total cash cost per ounce produced	$3.52	$(2.98)	$2.34	$(2.04)
Reconciliation to GAAP:
Total cash costs	$5,701	$(4,029)	$10,087	$(9,216)
Depreciation, depletion and amortization	11,601	9,592	31,141	29,981
Treatment costs	(18,351)	(20,187)	(52,210)	(59,522)
By-product credits	47,778	55,522	139,483	159,586
Change in product inventory	(1,944)	(3,346)	1,962	(5,686)
Reclamation and other costs	(223)	(463)	101	(826)
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$44,562	$37,089	$130,564	$114,317

	Lucky Friday Unit (2)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total cash costs (1)	$—	$5,562	$—	$14,473
Divided by silver ounces produced	—	937	—	2,485
Total cash cost per ounce produced	$—	$5.94	$—	$5.82
Reconciliation to GAAP:
Total cash costs	$—	$5,562	$—	$14,473
Depreciation, depletion and amortization	—	1,507	—	4,584
Treatment costs	—	(5,891)	—	(16,739)
By-product credits	—	13,878	—	41,256
Change in product inventory	—	336	—	45
Reclamation and other costs	—	257		1,662
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$—	$15,649	$—	$45,281

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

(2)
Production has been temporarily suspended at the Lucky Friday unit as work is performed to rehabilitate the Silver Shaft, the primary access from surface to the underground workings at the Lucky Friday mine.  See the Lucky Friday Segment section above for further discussion of the Silver Shaft work and temporary suspension of operations.  Care and maintenance costs incurred at the Lucky Friday during the suspension of production are included in a separate line item under Other operating expenses on the Condensed Consolidated Statement of Operations and Comprehensive Income (Unaudited), and have been excluded from the calculation of total cash costs for the three and nine month period ended  September 30, 2012.

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$232.2	$266.5
Marketable equity securities - non-current	9.0	3.9
Total cash, cash equivalents and investments	$241.2	$270.4

Cash and cash equivalents decreased by $34.3 million in the first nine months of 2012, as discussed below, while the value of non-current marketable equity securities increased by $5.1 million.  The increase in value of our marketable securities is due to the acquisition of investments for $3.3 million in the third quarter of 2012, which had a fair value of approximately $6.0 million at September 30, 2012, partially offset by net unrealized losses on other securities held.

In 2011, we settled Hecla Limited's Coeur d'Alene Basin environmental litigation and related claims pursuant to a  Consent Decree entered by the Court on September 8, 2011.  A payment of $25 million and related interest was made in early October 2012 pursuant to the terms of the Consent Decree. Hecla Limited remains obligated under the Consent Decree to make the following payments:

•	$15 million of cash by October 8, 2013; and
•
Approximately $55.5 million by August 2014, in the form of quarterly payments of the proceeds from the exercise of any outstanding Series 1 and Series 3 warrants (which have an exercise price of between $2.42 and $2.53 per share) during the quarter, with the remaining balance, if any, due in August 2014, regardless of whether any of the remaining warrants are exercised.

The payments require third party surety for which Hecla Limited pays an annual maintenance fee which will decrease as payments are made according to the foregoing schedule.  Annual maintenance fees of $0.6 million and $0.4 million were paid in October 2011 and 2012, respectively.   The $15 million payment accrues interest from the entry of the Consent Decree until payment at the Superfund rate (ranging from 0.69% to 0.78%).

As a result of our current cash balance, the performance of our operations, current metals prices, and full availability of our $150 million revolving credit agreement, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing if needed will be adequate to meet our obligations during the next 12 months, including the required settlement payments previously discussed, anticipated capital costs related to rehabilitation of the Silver Shaft and care-and-maintenance costs incurred at Lucky Friday as that work is completed, capital outlays for the #4 Shaft project,  potential repurchases of our common stock, and payment of potential common stock dividends, if declared by our Board of Directors.  We currently estimate that a total of approximately $137 million will be spent on capital expenditures for equipment, infrastructure, and development at our Lucky Friday and Greens Creek units in 2012, including capital costs for anticipated work on the Lucky Friday Silver Shaft, as discussed further below.  We also estimate that exploration and pre-development expenditures will total approximately $54 million in 2012; however, these expenditures may change based upon the success of programs that are currently ongoing.

The #4 Shaft project, which is discussed further in the Lucky Friday Segment section above, is expected to involve capital expenditures of approximately $200 million, including approximately $90 million that has been spent on the project as of September 30, 2012. Our ability to finance this project will depend on our operational performance, metals prices, our ability to estimate capital costs, sources of liquidity available to us, and other factors. #4 Shaft sinking activities have been temporarily suspended until work on the Silver Shaft is completed.  Once #4 Shaft sinking resumes, we believe that our available cash, revolving credit agreement, cash from operations, and access to equity and financial markets will allow us to proceed with the #4 Shaft despite the required payments under the Consent Decree which settled the Coeur d'Alene Basin environmental litigation and other obligations.  We may also mitigate market risk from time to time with selective base metal derivative contract programs. However, a sustained downturn in metals prices or significant increases in operational or capital costs, other uses of cash, or other factors beyond our control could compel us to defer development below 7800 feet.

As discussed further in the Lucky Friday Segment section above, work to rehabilitate the Silver Shaft commenced in the first quarter of 2012 and has continued since that time.   In addition to work on the Silver Shaft, other significant surface and underground capital programs have been planned for and undertaken in 2012. We expect to spend up to $62 million on all of these projects, including approximately $29 million to remove loose cementitious material from the Silver Shaft and other shaft improvements and $33 million on other capital projects.  We expect to incur non-capitalized expenses of approximately $25 million for the care and maintenance of the mine, based on the assumption that the mine will be on standby for the remainder of 2012 as this work is completed.  We believe that our available cash and other financial resources will allow us to complete the Silver Shaft work and sustain temporary care-and-maintenance of the Lucky Friday mine until production resumes, which we currently anticipate will be in early 2013.

Pursuant to our common stock dividend policy described in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), our Board of Directors have declared the following dividends:

Declaration date	(A) Silver-price- linked component per share	(B) Minimum annual component per share	(A+B) Total dividend per share	Total dividend amount (in millions)	Month of payment
February 17, 2012	$0.01	$0.0025	$0.0125	$3.6	March 2012
May 8, 2012	$0.02	$0.0025	$0.0225	$6.4	June 2012
August 7, 2012	$—	$0.0025	$0.0025	$0.7	September 2012
November 2, 2012	$0.02	$0.0025	$0.0225	$6.4	anticipated in December 2012

 Because the average realized silver price for the second quarter of 2012 was $27.05 per ounce, below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid.  In the third quarter of 2012, the average realized silver price was $35.00 per ounce.  The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.    The repurchase program may be modified, suspended or discontinued by us at any time.  As of September 30, 2012, 60,000 shares have been repurchased under the program during July 2012, at an average price of $4.89 per share, leaving 19.94 million shares that may yet be purchased under the program.  The closing price of our common stock at November 2, 2012, was $6.49 per share.

As discussed in The Greens Creek Segment section above, during the fourth quarter of 2012 and first half of 2013, we anticipate that we will complete development of a revised plan for reclamation and closure of the Greens Creek mine at the end of its life.  Although revision of the plan has not been completed, we believe that it will result in a significant increase in estimated closure costs, which will require us to provide increased bond coverage.  The estimated closure plan as of September 30, 2012 of $53.4 million is covered by an unsecured bond requiring no restriction of cash balances.  However, it is currently unknown whether, and to what extent, bonding for the revised plan will be secured by cash.

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash provided by operating activities (in millions)	$66.5	$187.9

Cash provided by operating activities in the first nine months of 2012 decreased by $121.5 million compared to the same period in 2011 primarily due to lower income, as adjusted for non-cash items. As discussed above, the lower income is primarily attributable to the suspension of production at the Lucky Friday mine during the 2012 period while rehabilitation work on the Silver Shaft is being performed. Working capital and other operating asset and liability changes resulted in a net cash flow decrease of $14.3 million in the first nine months of 2012 compared to a net increase in cash flows of $13.1 million in the 2011 period.   The $27.5 million variance in working capital changes is mainly attributed to higher accounts receivable due to the timing of concentrate shipments at Greens Creek, reductions in accounts payable, accrued payroll and related benefits, and other accrued liabilities balances due primarily to the decreased activity at the Lucky Friday mine resulting from the temporary suspension of production at the mine, and lower accrued reclamation and closure costs and other non-current liabilities attributed mainly to increased reclamation costs incurred in the 2012 period.   These variances were partially offset by a reduction in inventory balances due to the timing of shipments at Greens Creek and the temporary suspension of production at Lucky Friday and lower income tax payments resulting from decreased pre-tax income in 2012.

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash used in investing activities (in millions)	$(83.8)	$(56.7)

During the first nine months of 2012 we invested $81.3 million in capital expenditures, not including $9.1 million in non-cash capital lease additions, an increase of $16.9 million compared to the same period in 2011, due to an increase in capital spending at the Greens Creek unit, partially offset by reduced capital spending at the Lucky Friday unit primarily resulting from the temporary suspension of #4 Shaft project construction (discussed further above).  In addition, we acquired the Monte Cristo property in Nevada for approximately $4.5 million in July 2012.  Our restricted cash and investments decreased during the first nine months of 2011 by $9.4 million due to reduced reclamation bond collateral requirements, with no comparable change in our restricted balances in the first nine months of 2012. During the third quarter of 2012, we purchased marketable securities having a cost basis of $3.3 million. During the first quarter of 2011, we purchased marketable securities having a cost basis of $3.2 million, and sold investments having a cost of $0.8 million for proceeds of $1.4 million .

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash used in financing activities (in millions)	$(16.9)	$(1.1)

Warrants to purchase approximately 1.9 million shares of our common stock were exercised in the first nine months of 2011, resulting in proceeds to us of approximately $4.6 million, with additional proceeds of $0.5 million from the exercise of options during the first nine months of 2011.  No warrants or options were exercised during the first nine months of 2012.  The remaining outstanding warrants at September 30, 2012 to purchase approximately 22.3 million shares of our common stock have exercise prices ranging from $2.42 to $2.53 per share and expire in 2014.  Any future proceeds from the exercise of outstanding warrants will be paid to the Plaintiffs under the terms of the Consent Decree which settled the Basin litigation. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our outstanding warrants.

During the first nine months of 2012, we paid cash dividends on our common stock totaling $10.7 million, pursuant to common stock dividend policy discussed above,  and cash dividends of $0.4 million on our Series B Preferred Stock.  We paid cash dividends totaling $3.3 million on our 6.5% Mandatory Convertible Preferred Stock and $0.4 million on our Series B Preferred Stock in the first nine months of 2011.  On January 1, 2011, all of the outstanding shares of our 6.5% Mandatory Convertible Preferred Stock were converted to shares of our common stock, and we paid the final quarterly dividend on that series of preferred stock in January 2011.  We made repayments on our capital leases of $4.6 million and $2.0 million in the nine month periods ended September 30, 2012 and 2011, respectively.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our litigation settlement, outstanding purchase orders, certain capital expenditures, our credit facility and lease arrangements as of September 30, 2012 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligation (1)	$12,751	—	—	$—	$12,751
Commitment fees (2)	1,238	2,270	—	—	3,508
Contractual obligations (3)	11,352	—	—	—	11,352
Capital lease commitments (4)	4,436	9,009	2,084	—	15,529
Operating lease commitments (5)	2,235	2,877	1,198	253	6,563
Coeur d'Alene Basin litigation settlement (6)	25,000	70,499	—	—	95,499
Surety maintenance fees (6)	397	257	—	—	654
Supplemental executive retirement plan (7)	332	678	723	2,294	4,027
Total contractual cash obligations	$57,741	$85,590	$4,005	$2,547	$149,883

(1)
Consists of open purchase orders of approximately $11.2 million at the Greens Creek unit and $1.6 million at the Lucky Friday unit.  Included in these amounts are approximately $10.7 million and $1.4 million related to various capital projects at the Greens Creek and Lucky Friday units, respectively.

(2)
In October 2009, we entered into a $60 million revolving credit agreement, which was amended several times to increase it to $150 million. We are required to pay a standby fee, dependent on our leverage ratio, of between 0.825% and 1.05% per annum on undrawn amounts under the revolving credit agreement. There was no amount drawn under the revolving credit agreement as of September 30, 2012, and the amounts above assume no amounts will be drawn during the agreement’s term.  For more information on our credit facility, see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)
As of September 30, 2012, we were committed to approximately $1.0 million and $10.2 million for various capital projects at the Greens Creek and Lucky Friday units, respectively, and $0.2 million for various non-capital items at Greens Creek.

(4)
Includes scheduled capital lease payments of $13.4 million and $2.1 million (including interest), respectively, for equipment at our Greens Creek and Lucky Friday units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

(6)
On September 8, 2011, a Consent Decree settling the Coeur d'Alene Basin environmental litigation and related claims was entered by the U.S. District Court in Idaho. As of September 30, 2012, our remaining obligation under the terms of the settlement include (i) $25 million in cash paid by us on October 5, 2012 (which payment was made), (ii) $15 million in cash by October 8, 2013, and (iii) approximately $55.5 million by August 2014, as quarterly payments of the proceeds from the exercise of any outstanding Series 1 and Series 3 warrants during the quarter, with the remaining balance, if any, due in August 2014. These payments are secured by a third party surety for which Hecla Limited pays an annual maintenance fee of 0.556% of the remaining obligation balance.

(7)
We expect to contribute approximately $2.0 million to our pension plans in 2012, including contributions of $1.1 million made as of September 30, 2012. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At September 30, 2012, our liabilities for these matters totaled $148.1 million, including $95.8 for the net present value of Hecla Limited's liability relating to the Coeur d'Alene River Basin in North Idaho.   On September 8, 2011 a Consent Decree settling the Coeur d'Alene Basin environmental litigation and related claims was entered by the U.S. District Court in Idaho.  See the Financial Liquidity and Capital Resources section above for more information on the financial terms of the settlement.  Future expenditures related to closure, reclamation and environmental expenditures at our other sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. See The Greens Creek Segment above for more information regarding our closure and reclamation obligations. For additional information relating to our environmental obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At September 30, 2012, we had no existing off-balance sheet arrangements, as defined under Securities and Exchange Commission regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under Item 1A. — Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2011, metals prices have historically been volatile. While average prices for all four metals we produce performed favorably for the five consecutive years prior to 2008, there was a reduction in the average prices for zinc and lead in 2008 compared to 2007, and average prices for silver, zinc and lead were lower in 2009 compared to 2008.  Average prices for all four metals rebounded in 2010 and were higher than their levels in both 2009 and 2008, and average prices for all four metals were higher in 2011 compared to 2010.  Gold, silver, zinc, and lead prices decreased in the third quarter of 2012 compared the same period in 2011.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at September 30, 2012, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Item 1A. – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2011).

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

We use financially-settled forward contracts to sell lead and zinc at fixed prices for settlement at approximately the same time that our unsettled concentrate sales contracts will settle.  The settlement of each concentrate lot is based on the average spot price of the metal during the month of settlement, which may differ from the prices used to record the sale when the sale takes place.  The objective of the contracts is to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  We recognized a $1.9 million net loss on the contracts during the nine months ended September 30, 2012, which is included in sales of products.  The net losses recognized on the contracts offset price adjustments on our provisional concentrate sales related to changes to lead and zinc prices between the time of sale and final settlement.

We also use financially-settled forward contracts to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  We recognized a $8.1 million net loss on the contracts, net of $14.5 million in gains realized on settled contracts during the nine-month period ended September 30, 2012. The net losses on these contracts are included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.  The losses recognized during the nine-month period ended September 30, 2012 are the result of increasing lead and zinc prices during the end of September 2012.  This program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following table summarizes the quantities of base metals committed under forward sales contracts at September 30, 2012:

	Metric tonnes under contract		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2012 settlements	8,525	3,400	$0.88	$0.96
2013 settlements	2,200	—	$0.97	N/A

Contracts on forecasted sales
2012 settlements	—	600	N/A	$1.12
2013 settlements	10,250	16,850	$1.06	$1.12

Provisional Sales

Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfers to the smelter (generally at the time of shipment) at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the smelter and the final settlement with the smelter we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the smelter.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our annual reported filed on Form 10-K for the year ended December 31, 2011 for more information).  At September 30, 2012, metals contained in concentrates and exposed to future price changes totaled approximately 1.3 million ounces of silver, 7,095 ounces of gold, 12,473 tons of zinc, and 3,980 tons of lead.  If the price for each metal were to change by one percent, the change in the total value of the concentrates sold would be approximately $0.9 million.  However, as noted in Commodity-Price Risk Management above, in April 2010 we initiated a program designed to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our zinc and lead sales.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of September 30, 2012, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HECLA MINING COMPANY
(Registrant)

Date:	November 6, 2012	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	November 6, 2012	By:	/s/ James A. Sabala
James A. Sabala, Senior Vice President and
Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-Q – September 30, 2012
Index to Exhibits

3.1
Certificate of Incorporation of the Registrant as amended to date.  Filed as exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q on July 28, 2010  (File No. 1-8491), and incorporated herein by reference.

3.2	Bylaws of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant's Current Report on Form 8-K on December 6, 2007 (File No. 1-8491), and incorporated herein by reference.

4.1(a)
Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant.  Filed as exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q on July 28, 2010 (File No 1-8491), and incorporated herein by reference.

4.1(b)
Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant.  Filed as exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q on July 28, 2010 (File No. 1-8491), and incorporated herein by reference.

4.2(a)	Form of Series 1 Common Stock Purchase Warrant. Filed as exhibit 4.1 to Registrant's Current Report on Form 8-K on December 11, 2008 (File No. 1-8491), and incorporated herein by reference.

4.2(b)	Form of Series 3 Common Stock Purchase Warrant. Filed as exhibit 4.1 to Registrant's Current Report on Form 8-K on February 9, 2009 (File No. 1-8491), and incorporated herein by reference.

10.1
Seventh Amendment to Second Amended and Restated Credit Agreement, dated August 1, 2012, by and among Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrower, and Hecla Mining Company, as Parent, and The Bank of Nova Scotia and ING Capital LLC, as Lenders.  Filed as exhibit 10.1(h) to Registrant's Quarterly Report on Form 10-Q on August 7, 2012  (file No. 1-8491), and incorporated herein by reference.

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