Form 10-K
period 2012-12-31
HECLA MINING CO/DE/
filed 2013-02-25
CIK 719413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended December 31, 2012

Commission file No. 1-8491

HECLA MINING COMPANY
(Exact name of registrant as specified in its charter)

Delaware	77–0664171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6500 N. Mineral Drive, Suite 200 Coeur d’Alene, Idaho	83815-9408
(Address of principal executive offices)	(Zip Code)

208-769-4100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.25 per share	New York Stock Exchange
Series B Cumulative Convertible Preferred Stock, par value $0.25 per share	New York Stock Exchange
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates was $1,349,610,385 as of June 30, 2012 There were 285,546,859 shares of the registrant’s Common Stock outstanding as of June 30, 2012, and 285,193,224 shares as of February 21, 2013.
Documents incorporated by reference herein:

To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 2013 Annual Meeting of Shareholders of the registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the registrant’s 2012 fiscal year is incorporated herein by reference. See Part III.

TABLE OF CONTENTS

Special Note on Forward-Looking Statements	1
PART I	1
Item 1. Business	1
Introduction	1
Products and Segments	4
Employees	5
Available Information	5
Item 1A. Risk Factors	6
Item 1B. Unresolved Staff Comments	19
Item 2. Property Descriptions	19
The Greens Creek Unit	19
The Lucky Friday Unit	23
Item 3. Legal Proceedings	26
Item 4. Mine Safety Disclosures	26
PART II	26
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6. Selected Financial Data	30
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Overview	32
Results of Operations	34
The Greens Creek Segment	36
The Lucky Friday Segment	39
Corporate Matters	41
Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)	42
Financial Liquidity and Capital Resources	44
Contractual Obligations and Contingent Liabilities and Commitments	46
Off-Balance Sheet Arrangements	47
Critical Accounting Estimates	47
New Accounting Pronouncements	49
Forward-Looking Statements	49
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	49
Commodity-Price Risk Management	50
Provisional Sales	50
Item 8. Financial Statements and Supplementary Data	51
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	51
Item 9A. Controls and Procedures	51
Disclosure Controls and Procedures	51
Management’s Annual Report on Internal Control over Financial Reporting	52
Attestation Report of Independent Registered Public Accounting Firm	53
Item 9B. Other Information	54
PART III	54
Item 10. Directors, Executive Officers and Corporate Governance	54
Item 11. Executive Compensation	56
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	56
Item 13. Certain Relationships and Related Transactions and Director Independence	56
Item 14. Principal Accounting Fees and Services	56
PART IV	57
Item 15. Exhibits, Financial Statement Schedules	57
Signatures	58
Index to Consolidated Financial Statements	F-1
Index to Exhibits	F-40

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Item 1A. Risk Factors and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  Projections and other forward-looking statements included in this Form 10-K have been prepared based on assumptions, which we believe to be reasonable, but not in accordance with United States generally accepted accounting principles (“GAAP”) or any guidelines of the Securities and Exchange Commission (“SEC”). Actual results may vary, perhaps materially. You are strongly cautioned not to place undue reliance on such projections and other forward-looking statements. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

For information regarding the organization of our business segments and our significant customers, see Note 11 of Notes to Consolidated Financial Statements.

Information set forth in Items 1A, 1B and 2 are incorporated by reference into this Item 1.

Introduction

Hecla Mining Company and our subsidiaries have provided precious and base metals to the U.S. economy and worldwide since 1891 (in this report, “we” or “our” or “us” refers to Hecla Mining Company and our affiliates and subsidiaries). We discover, acquire, develop, produce and market silver, gold, lead and zinc.  In doing so, we intend to manage our business activities in a safe, environmentally responsible and cost-effective manner.

We produce lead, zinc and bulk concentrates, which we sell to custom smelters, and unrefined gold and silver bullion bars (doré), which may be sold as doré or further refined before sale to precious metals traders.  We are organized and managed into two segments that encompass our operating units: the Greens Creek and Lucky Friday units.

The map below shows the locations of our operating units and our exploration and pre-development projects, as well as our corporate offices located in Coeur d’Alene,Idaho and Vancouver, British Columbia.

Our current business strategy is to focus our financial and human resources in the following areas:

•	Operating our properties safely, in an environmentally responsible manner, and cost-effectively.

•
Returning our Lucky Friday mine to full production during 2013.  Limited production recommenced at Lucky Friday in the first quarter of 2013 after the temporary suspension of operations in December 2011. We anticipate production will increase to full production levels by approximately mid-2013 (see the Lucky Friday Segment section below for more information);

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

•
Continuing to seek opportunities to acquire and invest in other mining properties and companies.  Examples include our acquisition of the Monte Cristo property in Nevada and investments in  Dolly Varden Silver Corporation and Canamex Resources Corp. in 2012.

Below is a summary of net income (loss) for each of the last five years (in thousands):

		Year Ended December 31,
	2012	2011	2010	2009	2008
Net income (loss)	$14,954	$151,164	$48,983	$67,826	$(66,563)

Our financial results over the last five years have been impacted by:

•	Fluctuations in prices of the metals we produce. The high and low daily closing market prices for silver, gold, lead and zinc for each of the last five years are as follows:

	2012	2011	2010	2009	2008
Silver (per oz.):
High	$37.23	$48.70	$30.70	$19.18	$20.92
Low	$26.67	$26.16	$15.14	$10.51	$8.88
Gold (per oz.):
High	$1,791.75	$1,895.00	$1,421.00	$1,212.50	$1,011.25
Low	$1,540.00	$1,319.00	$1,058.00	$810.00	$712.50
Lead (per lb.):
High	$1.06	$1.33	$1.18	$1.11	$1.57
Low	$0.79	$0.81	$0.71	$0.45	$0.40
Zinc (per lb.):
High	$0.99	$1.15	$1.20	$1.17	$1.28
Low	$0.80	$0.79	$0.72	$0.48	$0.47

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for a summary of average market and realized prices for each of the three years ended December 31, 2012, 2011 and 2010.   Our results of operations are significantly impacted by fluctuations in the prices of silver, gold, lead and zinc, which are affected by numerous factors beyond our control.  See Item 1A. Risk Factors – Financial Risks – A substantial or extended decline in metals prices would have a material adverse effect on us for information on a number of the various factors that can impact prices of the metals we produce.  Hecla’s average realized prices for silver, lead, and zinc were lower in 2012 compared to 2011, while the average realized price for gold increased.  Average realized prices for all four metals increased in 2011 compared to 2010.  We believe that market metal price trends are a significant factor in our operating and financial performance.  Because we are unable to predict fluctuations in prices for metals and have limited control over the timing of our concentrate shipments, there can be no assurance that our realized prices for silver and gold will exceed or even meet average market metals prices for any future period.    In April 2010, we began utilizing financially-settled forward contracts for lead and zinc with the objective of managing the exposure to changes in prices of lead and zinc contained in our concentrate shipments between the time of sale and final settlement.  See Note 10  of Notes to Consolidated Financial Statements for more information on our base metal forward contract programs.

•
$25.3 million in suspension-related costs at our Lucky Friday unit, including $6.3 million in depreciation, depletion, and amortization in 2012.  Production recommenced at the Lucky Friday in the first quarter of 2013.  See The Lucky Friday Segment section for more information on the temporary suspension of production.

•
Exploration and pre-development expenditures totaling $49.7 million, $31.4 million, $21.6 million, $9.2 million and $22.5 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.   In addition, we also incurred exploration expenditures of $1.2 million  for the year ended December 31, 2008 at our now divested Venezuelan operations.  This amount has been reported in income (loss) from discontinued operations for that period.

•
Provision for closed operations and environmental matters of $4.7 million, $9.7 million, $201.1 million, $7.7 million and $4.3 million, respectively, for the years ended December 31, 2012, 2011, 2010, 2009, and 2008.  The $201.1 provision in 2010 included a $193.2 million adjustment to increase our accrued liability for environmental obligations in Idaho’s Coeur d’Alene Basin as a result of our reaching an agreement with the United States, the Coeur d’Alene Indian Tribe, and the State of Idaho on proposed financial terms to be incorporated into a comprehensive settlement of the Coeur d’Alene Basin environmental litigation and related claims. The settlement was finalized upon entry of the Consent Decree by the Court in September 2011.  See Note 7 of Notes to Consolidated Financial Statements for further discussion.

•
Net loss on base metal forward contracts of $10.5 million in 2012, a net gain of $38.0 million in 2011, and a net loss of $20.8 million in 2010.  These gains and losses are related to financially-settled forward contracts on forecasted zinc and lead production as part of a risk management program initiated in 2010.  See Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Commodity-Price Risk Management for more information on our derivatives contracts.

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

•
Our acquisition of the remaining 70.3% of the Greens Creek mine for $758.5 million in April 2008, a portion of which was funded by a $140.0 million term loan and $220.0 million bridge loan.  We recorded interest expense related to these credit facilities, including amortization of loan fees and interest rate swap adjustments, of $10.1 million and $19.1 million, respectively in 2009 and 2008.  The amount of interest expense in 2009 is net of $1.9 million in capitalized interest.  We also recorded approximately $6.0 million in expense in 2009 for additional debt-related fees.  We completed repayment of the bridge loan balance in February 2009 and repayment of the term loan balance in October 2009.

•	The global financial crisis and recession beginning in 2008, which impacted metals prices, production costs, and our access to capital markets at that time.

•	An increase in the number of shares of our common stock outstanding, which impacts our income per common share.

•	Loss from discontinued operations, net of tax, for the year ended December 31, 2008 of $17.4 million, and a loss on sale of discontinued operations, net of tax, of $12.0 million recognized in 2008.

A comprehensive discussion of our financial results for the years ended December 31, 2012, 2011 and 2010, individual operating unit performance, general corporate expenses and other significant items can be found in Item 7. — Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, as well as the Consolidated Financial Statements and Notes thereto.

Products and Segments

Our segments are differentiated by geographic region. We produce zinc, lead and bulk concentrates at our Greens Creek unit and lead and zinc concentrates at our Lucky Friday unit, which we sell to custom smelters on contract, and unrefined gold and silver bullion bars (doré) at Greens Creek, which are sold directly to customers or further refined before sale to precious metals traders. The concentrates produced at our Greens Creek and Lucky Friday units contain payable silver, zinc and lead, and the concentrates produced at Greens Creek also contain payable gold. Payable metals are those included in our products that can be recovered and sold by smelters and refiners.  Our segments as of December 31, 2012 included:

•
The Greens Creek unit, which has been 100%-owned since April of 2008 when we acquired the outstanding 70.3%  from indirect subsidiaries of Rio Tinto, plc. Greens Creek is located on Admiralty Island, near Juneau, Alaska, and has been in production since 1989, with a temporary care and maintenance period from April 1993 through July 1996. During 2012, Greens Creek contributed $320.9 million, or 100%, of our consolidated sales.

•
The Lucky Friday unit located in northern Idaho. Lucky Friday is 100%-owned and has been a producing mine for us since 1958.  Production at the Lucky Friday unit was suspended during 2012 as a result of the mine being placed on temporary care and maintenance (see Item 2. Property DeScription, Operating Properties, The Lucky Friday Unit). Limited production recommenced in the first quarter of 2013, and we expect full production to resume in approximately mid-2013.

The table below summarizes our production for the years ended December 31, 2012, 2011 and 2010.  Zinc and lead production quantities are presented in short tons (“tons”).

	Year
	2012	2011	2010
Silver (ounces)	6,394,235	9,483,676	10,566,352
Gold (ounces)	55,496	56,818	68,838
Lead (tons)	21,074	39,150	46,955
Zinc (tons)	64,249	73,355	83,782

Licenses, Permits and Concessions

We are required to obtain various licenses and permits to operate our mines and conduct exploration and reclamation activities.  The suspension in production at the Lucky Friday unit during 2012 was pursuant to an order from the Federal Mine Safety and Health Administration.  See Item 1A. Risk Factors - Legal, Market and Regulatory Risks - We are required to obtain governmental and lessor approvals and permits in order to conduct mining operations.  In addition, we conduct our exploration activities in Mexico pursuant to concessions granted by the Mexican government, which are subject to certain political risks associated with foreign operations.  See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks - Our foreign activities are subject to additional inherent risks.

Physical Assets

Our business is capital intensive and requires ongoing capital investment for the replacement, modernization or expansion of equipment and facilities and to develop new ore reserves.  At December 31, 2012, the book value of our property, plant, equipment and mineral interests, net of accumulated depreciation, was approximately $996.7 million .  We maintain insurance policies against property loss and business interruption.  However, such insurance contains exclusions and limitations on coverage, and there can be no assurance that claims would be paid under such insurance policies in connection with a particular event.  See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks - Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

Employees

As of December 31, 2012, we employed 735 people, and we believe relations with our employees are generally good.

Many of the employees at our Lucky Friday unit are represented by a union. The current collective bargaining agreement with workers at our Lucky Friday unit expires on April 30, 2016.  As a result of the requirement to remove built-up cementitious material from the Silver Shaft, underground access was limited and  production temporarily suspended at the Lucky Friday, forcing Hecla Limited to lay off 121 employees in January 2012 (approximately 25 of those employees accepted temporary positions at other Hecla operations).   Employment at the Lucky Friday has returned to roughly its level prior to the suspension of production, as the Silver Shaft work is complete.  See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - The Lucky Friday Segment  section for more information.

In March 2012, Hecla Limited received notice of a complaint filed against it by the United Steel Workers, Local 5114, with the Federal Mine Safety Health Review Commission for compensation for bargaining unit workers at the Lucky Friday mine who were idled as a result of the previously-announced, temporary suspension of production at the mine (see the Other Contingencies section of Note 7 of Notes to Consolidated Financial Statements for more information).

Available Information

Hecla Mining Company is a Delaware corporation. Our current holding company structure dates from the incorporation of Hecla Mining Company in 2006 and the renaming of our subsidiary (previously Hecla Mining Company) as Hecla Limited. Our principal executive offices are located at 6500 N. Mineral Drive, Suite 200, Coeur d’Alene, Idaho 83815-9408. Our telephone number is (208) 769-4100. Our web site address is www.hecla-mining.com. We file our annual, quarterly and current reports and any amendments to these reports with the SEC, copies of which are available on our website or from the SEC free of charge (www.sec.gov or 800-SEC-0330 or the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549). Charters of our audit, compensation, corporate governance, and directors’ nominating committees, as well as our Code of Ethics for the Chief Executive Officer and Senior Financial Officers and our Code of Business Conduct and Ethics for Directors, Officers and Employees, are also available on our website. We will provide copies of these materials to shareholders upon request using the above-listed contact information, directed to the attention of Investor Relations, or via e-mail request sent to info@hecla-mining.com.

We have included the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report. Additionally, we filed with the New York Stock Exchange (“NYSE”) the CEO’s certification regarding our compliance with the NYSE’s Corporate Governance Listing Standards (“Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards, which certification was dated June 6, 2012, and indicated that the CEO was not aware of any violations of the Listing Standards.

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

Our revenue is derived from the sale of concentrates and doré containing silver, gold, lead and zinc and, as a result, our earnings are directly related to the prices of these metals. Silver, gold, lead and zinc prices fluctuate widely and are affected by numerous factors, including:

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

The following table sets forth the average daily closing prices of the following metals for the years ended December 31, 2008 through 2012.

	2012	2011	2010	2009	2008
Silver (1) (per oz.)	$31.15	$35.11	$20.16	$14.65	$15.02
Gold (2) (per oz.)	$1,669.00	$1,569.00	$1,224.66	$972.98	$871.71
Lead (3) (per lb.)	$0.94	$1.09	$0.97	$0.78	$0.95
Zinc (4) (per lb.)	$0.88	$1.00	$0.98	$0.75	$0.85

(1)	London Fix
(2)	London Final
(3)	London Metals Exchange — Cash
(4)	London Metals Exchange — Special High Grade — Cash

On February 21, 2013, the closing prices for silver, gold, lead and zinc were $28.72 per ounce, $1,577 per ounce, $1.05 per pound and $0.95 per pound, respectively.

An extended decline in metals prices, an increase in operating or capital costs, mine accidents or closures, increasing environmental obligations, or our inability to convert exploration potential to reserves may cause us to record write-downs, which could negatively impact our results of operations.

When events or changes in circumstances indicate that the carrying value of our long-lived assets may not be recoverable, we review the recoverability of the carrying value by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Impairment must be recognized when the carrying value of the asset exceeds these cash flows, and recognizing impairment write-downs could negatively impact our results of operations.  Metal price estimates are a key component used in the analysis of the carrying values of our assets, as the evaluation approach involves comparing carrying values to the average estimated undiscounted cash flows resulting from operating plans using various metals price scenarios.  Our estimates of undiscounted cash flows for our long-lived assets also include an estimate of the market value of the exploration potential beyond the current operating plans.  There were no events or changes in circumstances that caused us to evaluate the carrying values of our long-lived assets as of December 31, 2012.  However, if the prices of silver, gold, zinc and lead decline for an extended period of time, if we fail to control production costs, if regulatory issues increase costs or decrease production, or if we do not realize the mineable ore reserves or exploration potential at our mining properties, we may be required to evaluate the carrying values of our long-lived assets and recognize asset write-downs in the future.    In addition, the perceived market value of the exploration potential of our properties is dependent upon prevailing metals prices as well as our ability to discover economic ore. A decline in metals prices for an extended period of time or our inability to convert exploration potential to reserves could significantly reduce our estimations of the value of the exploration potential at our properties and result in asset write-downs.

We have had losses that could reoccur in the future.

Although we reported net income for the years ended December 31, 2012, 2011, 2010 and 2009 of $15.0 million, $151.2 million, $49.0 million and $67.8 million, respectively, we reported a net loss for the year ended December 31, 2008 of $66.6 million. A comparison of operating results over the past three years can be found in Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Many of the factors affecting our operating results are beyond our control, including, but not limited to, the volatility of metals prices; smelter terms; rock and soil conditions; seismic events; availability of hydroelectric power; diesel fuel prices; interest rates; global or regional political or economic policies; inflation; availability and cost of labor; economic developments and crises; governmental regulations; continuity of orebodies; ore grades; recoveries; and speculation, purchases and sales by central banks and other holders and producers of gold and silver in response to these factors. We cannot foresee whether our operations will continue to generate sufficient revenue in order for us to generate net cash from operating activities. There can be no assurance that we will not experience net losses in the future.

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

We utilize financially settled forward contract programs to manage the exposure to changes in lead and zinc prices contained in our concentrate shipments between the time of sale and final settlement, and to manage the exposure to changes in the prices of lead and zinc contained in our forecasted future concentrate shipments.  See Note 10 of Notes to Consolidated Financial Statements for more information on these base metals forward contract programs.

The financial terms of settlement of the Coeur d’Alene Basin environmental litigation and other claims may materially impact our cash resources and our access to additional financing.

On September 8, 2011, a Consent Decree (the “Consent Decree”) settling environmental litigation and related claims involving Hecla Limited pertaining to historic releases of mining wastes in the Coeur d'Alene Basin was approved and entered by the U.S. District Court in Idaho.  The Consent Decree resolved all existing claims of the United States, the Coeur d'Alene Indian Tribe, and the State of Idaho (“Plaintiffs”) against Hecla Limited and its affiliates under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and certain other statutes for past response costs, future environmental remediation costs, and natural resource damages related to historic releases of mining wastes in the Coeur d'Alene River Basin, as well as all remaining obligations of Hecla Limited with respect to the Bunker Hill Superfund Site.   In addition to the approximately $194 million already paid under the Consent Decree in 2011 and 2012, Hecla Limited remains obligated under the Consent Decree to make the following payments:

•	$15 million of cash by October 8, 2013; and

•
approximately $55.5 million by August 2014, as quarterly payments of the proceeds from the exercise of any outstanding Series 1 and Series 3 warrants (which have an exercise price of between $2.41 and $2.52 per share) during the quarter, with the remaining balance, if any, due in August 2014.

If additional warrants are not exercised, the requirement to pay $70.5 million (excluding interest) in cash over the next approximately two years would cause us to use a significant portion of either our cash currently on hand, or future cash resources.  Our cash on hand at December 31, 2012 was $191.0 million; however, there can be no assurance that we will have the cash on hand to meet these obligations.

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

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. The more significant areas requiring the use of management assumptions and estimates relate to:

•	mineral reserves, mineralized material, and other resources that are the basis for future income and cash flow estimates and units-of-production depreciation, depletion and amortization calculations;

•	future metals prices;

•	environmental, reclamation and closure obligations;

•	asset impairments;

•	valuation of business combinations;

•	reserves for contingencies and litigation; and

•	deferred tax asset valuation allowance.

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

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized.  Otherwise, a valuation allowance is applied against deferred tax assets reducing the value of such assets.  Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income.  Estimates of future taxable income are based on forecasted income from operations and the application of existing tax laws in each jurisdiction.  Metal price and production estimates are key components used in the determination of our ability to realize the expected future benefit of our deferred tax assets. To the extent that future taxable income differs significantly from estimates as a result of a decline in metals prices or other factors, our ability to realize the deferred tax assets could be impacted.  Additionally, significant future issuances of common stock or common stock equivalents could limit our ability to utilize our net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. Future changes in tax law or changes in ownership structure could limit our ability to utilize our recorded tax assets.  As of December 31, 2010, we removed substantially all deferred tax valuation allowances, with the exception of certain amounts related to foreign net operating loss carryforwards, and our current and non-current deferred tax asset balances as of  December 31, 2012 were $29.4 million and $86.4 million, respectively.   See Note 5 of Notes to Consolidated Financial Statements for further discussion of our deferred tax assets.

 Global financial events may have an impact on our business and financial condition in ways that we currently cannot predict.

The 2008 credit crisis and related turmoil in the global financial system had an impact on our business and financial position, and a similar financial event in the future could also impact us.  The continuation or re-emergence of the financial crisis may limit our ability to raise capital through credit and equity markets.  The prices of the metals that we produce are affected by a number of factors, and it is unknown how these factors may be impacted by a global financial event.

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

Production may be reduced below our historical or estimated levels as a result of mining accidents; unfavorable ground conditions; work stoppages or slow-downs; lower than expected ore grades; unexpected regulatory actions; the metallurgical characteristics of the ore that are less economic than anticipated; or because our equipment or facilities fail to operate properly or as expected.  For example, in the second quarter of 2010, mining activities at the Lucky Friday mine stopped for approximately two weeks due to some deterioration of shaft infrastructure at the #2 Shaft, which is the mine's secondary escape way. Upon completion of repairs to #2 Shaft, the mine returned to normal production. In April 2011, a fatal accident occurred at the Lucky Friday mine resulting in a cessation of operations at the mine for approximately 10 days. In November 2011, an accident occurred as part of the construction of the #4 Shaft at the Lucky Friday mine, resulting in the fatality of one contractor employee. In an unrelated incident, in December 2011, a rock burst occurred in a primary access way at the Lucky Friday mine and injured seven employees. Each of these events temporarily suspended operations at the Lucky Friday mine and adversely impacted production.   Other closures or impacts on operations or production may occur at any of our mines at any time, whether related to accidents, changes in conditions, changes to regulatory policy, or as precautionary measures.

At the end of 2011, the Federal Mine Health and Safety Administration ("MSHA") began a special impact inspection at the Lucky Friday mine which resulted in an order closing down the Silver Shaft, the primary access way from surface at the Lucky Friday mine, until we removed built-up cementitious material from the Silver Shaft.  This occurred despite the fact that the Silver Shaft was not involved in any of the accidents at the mine in 2011.   Underground access was limited as the work was performed, and production at the Lucky Friday was suspended until early 2013 as a result.  We  resumed limited production at the Lucky Friday in the first quarter of 2013 after completing work on the Silver Shaft and a bypass of the area impacted by the December 2011 rock burst.

For further information, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent accidents and other events at our Lucky Friday mine could have additional adverse consequences to us.

Hecla Limited may face additional enforcement actions, as well as additional orders from MSHA, as a result of MSHA's inspections and investigations of events at our Lucky Friday mine, including the April 2011 fatal ground fall accident, the rock burst incident in December 2011, and the order closing the Silver Shaft for the removal of built-up cementitious material.  Hecla Limited could also face additional penalties (including monetary penalties) from MSHA or other governmental agencies relating to these incidents and any other orders or citations received by Hecla Limited.  In addition, MSHA periodically notifies certain mines that a potential pattern of violations (“PPOV”) may exist based upon an initial statistical screening of violation history and pattern criteria review by MSHA.  Receipt of notice of a PPOV typically triggers an undertaking by a mine to implement corrective actions, and if certain criteria are not met, MSHA could subsequently issue a Notice of Pattern of Violations (“NPOV”).  Receipt of a NPOV would, among other things, impose certain onerous conditions on the mine, including the requirement to pass an inspection in which no significant and substantial violations of a mandatory health or safety standard are found before termination of the  NPOV.  In November 2012, the Lucky Friday mine received a PPOV notice from MSHA.  The notice indicated that because the Lucky Friday was non-producing at the time, MSHA will postpone action on the matter until further notice. Subsequent to receipt of the PPOV notice, MSHA rules changed and effective as of March 25, 2013, the PPOV notice process will be eliminated and instead MSHA will have the discretion to issue a NPOV immediately.  It is unclear if these new rules will apply to the Lucky Friday mine, but if they do, it could materially impact our operations.  Finally, it is possible that Hecla Limited could face litigation relating to the 2011 incidents at the Lucky Friday mine in addition to the purported class action and related derivative lawsuits filed against us in 2012.  We may not resolve these claims favorably, and each one of the foregoing possibilities could have a material adverse impact on our cash flows, results of operations or financial condition.  See Note 7 of Notes to Consolidated Financial Statements.

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

We maintain insurance to protect against losses that may result from some of these risks, such as property loss and business interruption, in amounts we believe to be reasonably consistent with our historical experience, industry practice and circumstances surrounding each identified risk. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to environmental liability and political risk. We have received some payment for business interruption insurance claims related to the temporary suspension of operations at the Lucky Friday mine and continue to seek further reimbursement (see Mining accidents or other adverse events at an operation could decrease our anticipated production). There can be no assurance that claims would be paid under such insurance policies in connection with a particular event. Insurance specific to environmental risks is generally either unavailable or, we believe, too expensive for us, and we therefore do not maintain environmental insurance. Occurrence of events for which we are not insured may have an adverse effect on our business.

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

Our ability to sustain or increase our current level of metals production partly depends on our ability to develop new orebodies and/or expand existing mining operations. Before we can begin a development project, we must first determine whether it is economically feasible to do so. This determination is based on estimates of several factors, including:

•	ore reserves;

•	expected recovery rates of metals from the ore;

•	future metals prices;

•	facility and equipment costs;

•	availability of adequate staffing;

•	availability of affordable sources of power and adequacy of water supply;

•	exploration and drilling success;

•	capital and operating costs of a development project;

•	environmental considerations and permitting;

•	adequate access to the site, including competing land uses (such as agriculture);

•	applicable tax rates;

•	foreign currency fluctuation and inflation rates; and

•	availability of financing.

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

One of the risks we face is that mines are depleting assets. Thus, we must continually replace depleted ore reserves by locating and developing additional ore. Our ability to expand or replace ore reserves primarily depends on the success of our exploration programs. Mineral exploration, particularly for silver and gold, is highly speculative and expensive. It involves many risks and is often non-productive. Even if we believe we have found a valuable mineral deposit, it may be several years before production from that deposit is possible. During that time, it may become no longer feasible to produce those minerals for economic, regulatory, political or other reasons. As a result of high costs and other uncertainties, we may not be able to expand or replace our existing ore reserves as they are depleted, which would adversely affect our business and financial position in the future.

The #4 Shaft project, an internal shaft at the Lucky Friday mine, is expected, upon its completion, to provide deeper access in order to increase the mine's production and operational life. We commenced engineering and construction activities on #4 Shaft in late 2008, and our Board of Directors gave its final approval of the project in August 2011.  Work on the project thus far has included: detailed shaft design, excavation of the hoist room and off shaft development access to shaft facilities, hoist installation, placement and receipt of orders for major equipment purchases, 367 feet of vertical shaft excavation, and other construction activities.  The #4 Shaft project, as currently designed, is expected to involve development down to the 8800 foot level and capital expenditures of approximately $200 million, which includes approximately $92 million that has been spent on the project as of December 31, 2012.  At the end of 2011, MSHA began a special impact inspection at the Lucky Friday mine, and as a result MSHA ordered the Silver Shaft to be closed until we removed built-up cementitious material from the shaft. The Silver Shaft is the primary access way from the surface at the Lucky Friday, and the order resulted in a temporary suspension of  most operations at the Lucky Friday, including work on #4 Shaft.   Access to the #4 Shaft project was restored in the first quarter of 2013, and we believe that our current capital resources will allow us to proceed.  However, there are a number of factors that could affect completion of the project as currently designed, including: (i) a significant decline in metals prices, (ii) a reduction in available cash or credit, whether arising from decreased cash flow or other uses of available cash,  (iii) increased regulatory burdens, or (iv) a significant increase in operating or capital costs.  One or more of these factors could potentially require us to suspend the project, defer some of the planned development, or access additional capital through debt financing, the sale of securities, or other external sources.  This additional financing could be costly or unavailable.

Our joint development and operating arrangements may not be successful.

We have in the past entered into, and may in the future enter into joint venture arrangements in order to share the risks and costs of developing and operating properties. In a typical joint venture arrangement, the partners own proportionate shares of the assets, are entitled to indemnification from each other and are only responsible for any future liabilities in proportion to their interest in the joint venture. If a party fails to perform its obligations under a joint venture agreement, we could incur liabilities and losses in excess of our pro-rata share of the joint venture.  We make investments in exploration and development projects that may have to be written off in the event we do not proceed to a commercially viable mining operation.  See Note 16 of Notes to Consolidated Financial Statements.

Our ability to market our metals production may be affected by disruptions or closures of custom smelters and/or refining facilities.

We sell substantially all of our metallic concentrates to custom smelters. Our doré bars are sent to refiners for further processing before being sold to metal traders. If our ability to sell concentrates to our contracted smelters becomes unavailable to us, our operations could be adversely affected.  See Note 11 of Notes to Consolidated Financial Statements for more information on the distribution of our sales and our significant customers.

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

There is a limited supply of desirable mineral properties available in the United States and foreign countries where we would consider conducting exploration and/or production activities, and any acquisition we may undertake is subject to inherent risks. In addition to the risk associated with limited mine lives, we may not realize the value of the companies or properties that are acquired due to a possible decline in metals prices, failure to obtain permits, labor problems, changes in regulatory environment, failure to achieve anticipated synergies, an inability to obtain financing, and other factors previously described. Acquisitions of other mining companies or properties may also expose us to new geographic, political, operating, and geological risks. In addition, we face strong competition for companies and properties from other mining companies, some of which have greater financial resources than we do, and we may be unable to acquire attractive companies and mining properties on terms that we consider acceptable.

Our business depends on finding skilled miners and maintaining good relations with our employees.

We are dependent upon the ability and experience of our executive officers, managers, employees and other personnel, and there can be no assurance that we will be able to retain such employees. We compete with other companies both in and outside the mining industry in recruiting and retaining qualified employees knowledgeable of the mining business. From time to time, we have encountered, and may in the future encounter, difficulty recruiting skilled mining personnel at acceptable wage and benefit levels in a competitive labor market, and may be required to utilize contractors, which can be more costly.  Temporary or extended lay-offs due to mine closures may exacerbate such issues and result in vacancies or the need to hire less skilled or efficient employees. The loss of these persons or our inability to attract and retain additional highly skilled employees could have an adverse effect on our business and future operations.  The Lucky Friday mine is our only operation subject to a collective bargaining agreement, which expires on April 30, 2016.

In March 2012, Hecla Limited received notice of a complaint filed against it by the United Steel Workers, Local 5114, with the Federal Mine Safety Health Review Commission for compensation for bargaining unit workers at the Lucky Friday mine who were idled as a result of the previously-announced, temporary suspension of production at the mine (see the Other Contingencies section of Note 7 of Notes to Consolidated Financial Statements for more information).

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

Mining, processing, development and exploration activities depend on adequate infrastructure. Reliable roads, bridges, power sources and water supply are important determinants, which affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, other interference in the maintenance or provision of such infrastructure, or government intervention, could adversely affect our mining operations.

 Our foreign activities are subject to additional inherent risks.

We currently conduct exploration and pre-development projects in Mexico and continue to own assets, including real estate and mineral interests there. We anticipate that we will continue to conduct operations in Mexico and possibly other international locations in the future. Because we conduct operations internationally, we are subject to political and economic risks such as:

•	the effects of local political, labor and economic developments and unrest;

•	significant or abrupt changes in the applicable regulatory or legal climate;

•	exchange controls and export restrictions;

•	expropriation or nationalization of assets with inadequate compensation;

•	currency fluctuations and repatriation restrictions;

•	invalidation an unavailability of governmental orders, permits or agreements;

•	property ownership disputes;

•	renegotiation or nullification of existing concessions, licenses, permits and contracts;

•	criminal activity, corruption, demands for improper payments, expropriation, and uncertain legal enforcement and physical security;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations;

•	fuel or other commodity shortages;

•	illegal mining;

•	laws or policies of foreign countries and the United States affecting trade, investment and taxation;

•	civil disturbances, war and terrorist actions; and

•	seizures of assets.

Consequently, our exploration, development and production activities outside of the United States may be substantially affected by factors beyond our control, any of which could materially adversely affect our financial condition or results of operations.

LEGAL, REGULATORY AND MARKET RISKS

We are currently involved in ongoing legal disputes that may materially adversely affect us.

There are several ongoing legal disputes in which we are involved, including a putative class action lawsuit filed against us, and additional actions may be filed against us.  We may be subject to future claims, including  those relating to environmental damage, safety conditions at our mines, the two fatal accidents that occurred at the Lucky Friday mine in 2011, and other related matters.  The outcomes of these pending and potential claims are uncertain.  We may not resolve these claims favorably. Depending on the outcome, these actions could have adverse financial effects or cause reputational harm to us.  If any of these disputes result in a substantial monetary judgment against us, are settled on terms in excess of our current accruals, or otherwise impact our operations, our financial results or condition could be materially adversely affected. For a description of some of the lawsuits in which we are involved, see Note 7 of Notes to Consolidated Financial Statements.

We are required to obtain governmental and lessor approvals and permits in order to conduct mining operations.

In the ordinary course of business, mining companies are required to seek governmental and lessor approvals and permits for continuation or expansion of existing operations or for the commencement of new operations. For example, we estimate that our Greens Creek tailings impoundment area has sufficient capacity to meet our needs at least through the end of 2015.  In order to increase the tailings capacity at the mine, a permit is required.  Obtaining the necessary governmental permits is a complex, time-consuming and costly process. The duration and success of our efforts to obtain permits are contingent upon many variables not within our control. Obtaining environmental permits, including the approval of reclamation plans, may increase costs and cause delays or halt the continuation of mining operations depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  Interested parties may seek to prevent issuance of permits and intervene in the process or pursue extensive appeal rights.  Past or ongoing violations of government mining laws could provide a basis to revoke existing permits or to deny the issuance of additional permits. In addition, evolving reclamation or environmental concerns may threaten our ability to renew existing permits or obtain new permits in connection with future development, expansions and operations. There can be no assurance that all necessary approvals and permits will be obtained and, if obtained, that the costs involved will not exceed those that we previously estimated. It is possible that the costs and delays associated with the compliance with such standards and regulations could become such that we would not proceed with the development or operation.  We are often required to post surety bonds or cash collateral to secure our reclamation obligations and we may be unable to obtain the required surety bonds or may not have the resources to provide cash collateral.

We face substantial governmental regulation and environmental risk.

Our business is subject to extensive U.S. and foreign, federal, state and local laws and regulations governing development, production, labor standards, health and safety, the environment and other matters. For example, in 2012 both of our operating mines received several citations, and the Lucky Friday mine also received multiple orders, under the Mine Safety and Health Act of 1977, as administered by MSHA.  In addition, in November 2012, the Lucky Friday mine received a PPOV notice from MSHA.  See Recent accidents and other events at our Lucky Friday mine could have additional adverse consequences to us. The notice indicated that because the Lucky Friday was in a non-producing status at the time, MSHA will postpone action on the matter until further notice. Further, we have been and are currently involved in lawsuits or disputes in which we have been accused of causing environmental damage, violating environmental laws, or violating environmental permits, and we may be subject to similar lawsuits or disputes in the future.  See risk titled “Our environmental obligations may exceed the provisions we have made.”

Exposure to these liabilities arises not only from our existing operations, but from operations that have been closed, sold to third parties, or properties we had a leasehold, joint venture, or other interest in. With a history dating back to 1991, our exposure to environmental claims may be greater because of the bankruptcy or dissolution of other mining companies which may have engaged in more significant activities of a mining site but which are no longer available to make claims against or obtain judgments from.

We are required to reclaim properties and specific requirements vary among jurisdictions. In some cases, we may be required to provide financial assurances as security for reclamation costs, which may exceed our estimates for such costs. Our historical operations and the historical operations of entities and properties we have acquired have occasionally been alleged to have generated environmental contamination. We could also be held liable for worker exposure to hazardous substances. There can be no assurances that we will at all times be in compliance with all environmental, health and safety regulations or that steps to achieve compliance would not materially adversely affect our business.

In addition to existing regulatory requirements, legislation and regulations may be adopted or permit limits reduced at any time that result in additional exposure to liability, operating expense, capital expenditures or restrictions and delays in the mining, production or development of our properties.  Mining accidents and fatalities, whether or not at our mines or related to silver mining, may increase the likelihood of additional regulation or changes in law.  In addition, enforcement or regulatory tools and methods available to governmental regulators such as the U.S. Environmental Protection Agency which have not been used or seldomly used against us, could in the future be used against us.  Federal or state environmental or mine safety regulatory agencies may order certain of our mines to be temporarily or permanently closed, which may have a material adverse effect on our cash flows, results of operations, or financial condition.

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

From time to time, the U.S. Congress considers proposed amendments to the General Mining Law of 1872, as amended, which governs mining claims and related activities on federal lands. The extent of any future changes is not known and the potential impact on us as a result of U.S. Congressional action is difficult to predict. Changes to the General Mining Law, if adopted, could adversely affect our ability to economically develop mineral reserves on federal lands.  Although we are not currently mining on federal land, we do explore and future mining could occur on federal land.

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

We are subject to significant environmental obligations, particularly in northern Idaho through our subsidiary Hecla Limited.  At December 31, 2012, we had accrued $113.2 million as a provision for environmental obligations, including a total of $70.8 million for our remaining obligation for environmental claims with respect to the Coeur d’Alene Basin in northern Idaho. A settlement of  the Coeur d’Alene Basin environmental litigation and related claims was finalized with entry of the Consent Decree by the Court in September 2011.  For information on our potential environmental liabilities, see Note 4 and Note 7 of Notes to Consolidated Financial Statements.

Shipment of our products is subject to regulatory and related risks.

Certain of the products we ship to our customers are subject to regulatory requirements regarding packaging, handling and shipping of products that may be considered dangerous to human health or the environment. Although we believe we are currently in compliance with all material regulations applicable to packaging, handling and shipping our products, the chemical properties of our products or existing regulations could change and cause us to fall out of compliance, or force us to incur substantial additional expenditures to maintain compliance with applicable regulations. Further, we do not ship our own products but instead rely on third party carriers to ship our products to our customers. To the extent that any of our carriers are unable or unwilling to ship our products in accordance with applicable regulations, including because of difficulty in obtaining, or increased cost of, insurance, we could be forced to find alternative shipping arrangements, assuming such alternatives would be available. Any such changes to our current shipping arrangements could have a material adverse impact on our operations and financial results.

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

Shares of our common and outstanding preferred stock are listed on the New York Stock Exchange. The market price for our stock has been volatile, often based on:

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

•	political and regulatory risk;

•	the success of our exploration, pre-development, and capital programs;

•	ability to meet production estimates;

•	environmental, safety and legal risk;

•	the extent and nature of analytical coverage concerning our business; and

•	the trading volume and general market interest in our securities.

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

Between July 2005 and the third quarter of 2008 we paid regular quarterly dividends on our Series B Preferred Stock .  Prior to then, except for the fourth quarter of 2004, we had not declared dividends on Series B Preferred Stock since the second quarter of 2000.  We similarly deferred Series B Preferred Stock dividends  for the fourth quarter of 2008 through the third quarter of 2009.  In January 2010 we paid all dividends in arrears. Since then we have paid all regular quarterly dividends on the Series B Preferred Stock.  The annual dividend payable on the Series B Preferred Stock is currently $0.6 million.  However, there can be no assurance that we will continue to pay preferred stock dividends in the future.

Our Board of Directors adopted a common stock dividend policy that has two components:  (1) a dividend that links the amount of dividends on our common stock to our average quarterly realized silver price in the preceding quarter, and (2) a minimum annual dividend of $0.01 per share of common stock, in each case payable quarterly, when declared.  See Note 9 of Notes to Consolidated Financial Statements for more information on potential dividend amounts under the first component of the policy at various silver prices. From the fourth quarter of 2011 through and including the first quarter of 2013, our Board of Directors has declared a common stock dividend under the policy described above (although in some cases only a minimum dividend was declared and none relating to the average realized price of silver due to the prices not meeting the policy threshold). On February 25, 2013, our Board of Directors declared a special common stock dividend of $0.01 per share, in addition to the minimum dividend of $0.0025 per share, even though the average realized silver price during the fourth quarter of 2012 did not meet the policy threshold. The declaration and payment of common stock dividends, whether pursuant to the policy or in addition thereto, is at the sole discretion of our Board of Directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

Additional issuances of equity securities by us would dilute the ownership of our existing stockholders and could reduce our earnings per share.

We may issue securities in the future in connection with acquisitions, strategic transactions or for other purposes. To the extent we issue any additional equity securities (or securities convertible into equity), the ownership of our existing stockholders would be diluted and our earnings per share could be reduced.  As of December 31, 2012, there were outstanding warrants to purchase 22,332,623 shares of our common stock.  The warrants expire in June and August 2014, and give the holders the right to purchase our common stock at the following prices:  $2.41 (5,200,519 shares), $2.52 (460,976 shares), and $2.46 (16,671,128 shares).  See Note 9 of Notes to Consolidated Financial Statements.

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

We cannot predict what effect, if any, future issuances by us of our common stock or other equity will have on the market price of our common stock. Any shares that we may issue may not have any resale restrictions, and therefore could be immediately sold by the holders. The market price of our common stock could decline if certain large holders of our common stock, or recipients of our common stock, sell all or a significant portion of their shares of common stock or are perceived by the market as intending to sell these shares other than in an orderly manner. In addition, these sales could also impair our ability to raise capital through the sale of additional common stock in the capital markets.

The provisions in our certificate of incorporation, our by-laws and Delaware law could delay or deter tender offers or takeover attempts that may offer a premium for our common stock.

Certain provisions in our certificate of incorporation, our by-laws and Delaware law could make it more difficult for a third party to acquire control of us, even if that transaction could be beneficial to stockholders. These impediments include:

•	the classification of our board of directors into three classes serving staggered three-year terms, which makes it more difficult to quickly replace board members;

•	the ability of our board of directors to issue shares of preferred stock with rights as it deems appropriate without stockholder approval;

•	a provision that special meetings of our board of directors may be called only by our chief executive officer or a majority of our board of directors;

•	a provision that special meetings of stockholders may only be called pursuant to a resolution approved by a majority of our board of directors;

•	a prohibition against action by written consent of our stockholders;

•	a provision that our board members may only be removed for cause and by an affirmative vote of at least 80% of the outstanding voting stock;

•	a provision that our stockholders comply with advance-notice provisions to bring director nominations or other matters before meetings of our stockholders;

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

Our common stock is currently listed on the NYSE. In the future, if we are not be able to meet the continued listing requirements of the NYSE, which require, among other things, that the average closing price of our common stock be above $1.00 over 30 consecutive trading days, our common stock may be delisted. Our closing stock price on February 21, 2013, was $4.90.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Property Descriptions

OPERATING PROPERTIES

The Greens Creek Unit

Various of our subsidiaries own 100% of the Greens Creek mine, located on Admiralty Island near Juneau in Southeast Alaska.  Admiralty Island is accessed by boat, float plane, or helicopter.  On the island, the mine site and various surface facilities are accessed by all-weather gravel roads. The Greens Creek mine has been in production since 1989, with a temporary care and maintenance period from April 1993 through July 1996.  Since the start of production, Greens Creek has been owned and operated through various joint venture arrangements.  For approximately 15 years prior to April 16, 2008, our wholly-owned subsidiary, Hecla Alaska LLC, owned an undivided 29.7% joint venture interest in the assets of Greens Creek.  On April 16, 2008, we completed the acquisition of all of the equity of two Rio Tinto subsidiaries holding a 70.3% interest in the Greens Creek mine and which previously operated the mine for approximately $758.5 million.  The acquisition gave various of our subsidiaries control of 100% of the Greens Creek mine.

The Greens Creek orebody contains silver, zinc, gold and lead, and lies within the Admiralty Island National Monument, an environmentally sensitive area. The Greens Creek property includes 639 unpatented lode mining claims, 58 patented lode claims and one patented mill site. In addition, the Greens Creek site includes  properties under lease from the U.S. Forest Service ("USFS") for a road right-of-way, mine portal and mill site access, camp site, mine waste area and tailings impoundment. The USFS leases have varying expiration terms. Greens Creek also has title to mineral rights on 7,301 acres of federal land acquired through a land exchange with the USFS.  We are currently exploring, but not mining, on such federal land.

The entire project is accessed by boat and served by 13 miles of road and consists of the mine, an ore concentrating mill, a tailings impoundment area, a ship-loading facility, camp facilities and a ferry dock.  The map below illustrates the location and access to Greens Creek:

The Greens Creek deposit is a polymetallic, stratiform, massive sulfide deposit. The host rock consists of predominantly marine sedimentary, and mafic to ultramafic volcanic and plutonic rocks, which have been subjected to multiple periods of deformation. These deformational episodes have imposed intense tectonic fabrics on the rocks. Mineralization occurs most often along the contact between a structural hanging wall of quartz mica carbonate phyllites and a structural footwall of graphitic and calcareous argillite. Major sulfide minerals are pyrite, sphalerite, galena, and tetrahedrite/tennanite.

Pursuant to a 1996 land exchange agreement, the joint venture transferred private property equal to a value of $1.0 million to the U.S. Forest Service and received exploration and mining rights to approximately 7,500 acres of land with mining potential surrounding the existing mine. Production from new ore discoveries on the exchanged lands will be subject to federal royalties included in the land exchange agreement. The royalty is only due on production from reserves that are not part of Greens Creek’s extralateral rights. Thus far, there has been no production triggering payment of the royalty. The royalty is 3% if the average value of the ore during a year is greater than $120 per ton of ore, and 0.75% if the value is $120 per ton or less. The benchmark of $120 per ton is adjusted annually according to the Gross Domestic Product (GDP) Implicit Price Deflator until the year 2016, and at December 31, 2012, was at approximately $167 per ton when applying the latest GDP Implicit Price Deflator.

Greens Creek is an underground mine which produces approximately 2,100 to 2,300 tons of ore per day. The primary mining methods are cut and fill and longhole stoping. The Greens Creek ore processing facility includes a SAG/ball mill grinding circuit to grind the run of mine ore to liberate the minerals and produce a slurry suitable for differential flotation of mineral concentrates.  A gravity circuit recovers free gold that exists as electrum, a gold/silver alloy in the ore.  Doré and gravity concentrates are produced from this circuit prior to flotation.  Three flotation concentrates are produced: a lead concentrate which contain most of the silver recovered; a zinc concentrate which is low in precious metals content; and a zinc-rich bulk concentrate that contains gold, silver, zinc, and lead and must be marketed to an imperial smelter.  Process capacity averages between 2,200 and 2,300 tons per day  depending on ore grade and hardness.   In 2012, ore was processed at an average rate of approximately 2,157 tons per day and mill recovery totaled approximately 73% silver, 78% zinc, 68% lead and 61% gold.  The doré is further refined by precious metal refiners and sold to banks, and the three concentrate products are sold to a number of major smelters worldwide.  See Note 11 of Notes to Consolidated Financial Statements for information on the significant customers for Greens Creek’s products. Concentrates are shipped from the Hawk Inlet marine terminal about nine miles from the mill.

Underground exploration activities at the Greens Creek unit during 2012 focused on continued expansion of the 200 South, Gallagher, NWW and Southwest Bench ore zones along trend of already-existing reserves and in new areas such as the Northeast and West contacts.   Definition drilling of the 200 South, 9a and NWW ore zones resulted in additions to reserves. Surface exploration drilling was conducted in 2012 on the Killer Creek and West Gallagher targets near the Greens Creek mine where mineralization was identified. Approximately 25,000 feet of surface drilling is planned at the Greens Creek unit for 2013.

Electricity for the Greens Creek unit is provided through the purchase of surplus hydroelectric power from Alaska Electric Light and Power Company (“AEL&P”), to the extent it is available after the power needs of Juneau and the surrounding area are met. When weather conditions are not favorable to maintain lake water levels sufficient for all of the power needs at Greens Creek to be met by available hydroelectric power, the mine relies on power provided by on-site diesel generators .

The employees at Greens Creek are employees of Hecla Greens Creek Mining Company, our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 386 employees at the Greens Creek unit at December 31, 2012.

As of December 31, 2012, we have recorded a $32.9 million asset retirement obligation for reclamation and closure costs. We maintained a $30 million reclamation bond for Greens Creek as of December 31, 2012.   The net book value of the Greens Creek unit property and its associated plant, equipment and mineral interests was approximately $681 million as of December 31, 2012.

Based on current ore reserve estimates, the currently known remaining mine life at Greens Creek is 10 years.  Information with respect to production, average costs per ounce of silver produced and proven and probable ore reserves is set forth in the following table.

	Years Ended December 31,
Production	2012	2011	2010
Ore milled (tons)	789,569	772,069	800,397
Silver (ounces)	6,394,235	6,498,337	7,206,973
Gold (ounces)	55,496	56,818	68,838
Zinc (tons)	64,249	66,050	74,496
Lead (tons)	21,074	21,055	25,336
Average Cost per Ounce of Silver Produced(1)
Total cash costs	$2.70	$(1.29)	$(3.90)
Total production costs	$9.68	$5.19	$3.36
Proven Ore Reserves(2,3,4,5,6,7)
Total tons	12,000	—	—
Contained silver (ounces)	112,500	—	—
Contained gold (ounces)	1,100	—	—
Contained zinc (tons)	930	—	—
Contained lead (tons)	330	—	—
Probable Ore Reserves(2,3,4,5,6,7)
Total tons	7,845,600	7,991,000	8,243,100
Silver (ounces per ton)	12.0	12.3	12.1
Gold (ounces per ton)	0.09	0.09	0.09
Zinc (percent)	9.0	9.2	9.3
Lead (percent)	3.4	3.5	3.5
Contained silver (ounces)	94,481,200	98,383,300	99,730,000
Contained gold (ounces)	718,400	742,400	757,000
Contained zinc (tons)	702,300	733,140	766,500
Contained lead (tons)	267,410	281,620	291,300
Total Proven and Probable Ore Reserves(2,3,4,5,6,7)
Total tons	7,857,600	7,991,000	8,243,100
Silver (ounces per ton)	12.0	12.3	12.1
Gold (ounces per ton)	0.09	0.09	0.09
Zinc (percent)	9.0	9.2	9.3
Lead (percent)	3.4	3.5	3.5
Contained silver (ounces)	94,593,700	98,383,300	99,730,000
Contained gold (ounces)	719,500	742,400	757,000
Contained zinc (tons)	703,230	733,140	766,500
Contained lead (tons)	267,740	281,620	291,300

(1)
Includes by-product credits from gold, lead and zinc production. Cash costs per ounce of silver represents a measurement that is not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe cash costs per ounce of silver provides an indicator of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Part II, Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

(2)
Estimates of proven and probable ore reserves for the Greens Creek unit as of December 2012, 2011 and 2010 are calculated and reviewed in-house and are derived from successive generations of reserve and feasibility analyses for different areas of the mine, using a separate assessment of metals prices for each year.  The average prices used for the Greens Creek unit were:

	December 31,
	2012	2011	2010
Silver (per ounce)	$26.50	$20.00	$16.00
Gold (per ounce)	$1,400	$1,100	$950
Lead (per pound)	$0.85	$0.85	$0.80
Zinc (per pound)	$0.85	$0.85	$0.80

(3)
Ore reserves represent in-place material, diluted and adjusted for expected mining recovery. Mill recoveries of ore reserve grades differ with ore grades, and the 2012 reserve model assumes average mill recoveries of 73% for silver, 61% for gold, 87% for zinc and 77% for lead.

(4)
The changes in reserves in 2012 versus 2011 are due to continued depletion of the deposit through production, partially offset by the addition of data from new drill holes and development work and increases in tonnage due to higher  metals prices used for planning.  The changes in reserves in 2011 versus 2010 were due to the lower ore grades for gold, zinc, and lead combined with continued depletion of the deposit, partially offset by increases in forecasted metals prices.

(5)
Probable reserves at the Greens Creek unit are based on average drill spacing of 50 to 100 feet. Proven reserves typically require that mining samples are partly the basis of the ore grade estimates used, while probable reserve grade estimates can be based entirely on drilling results.  The proven reserves reported for Greens Creek for 2012 represents stockpiled ore.  Cutoff grade assumptions vary by orebody and are developed based on reserve prices, anticipated mill recoveries and smelter payables and cash operating costs. Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Greens Creek, the cutoff grade is expressed in terms of net smelter return (“NSR”), rather than metal grade. The cutoff grade was $190 per ton NSR.

(6)	Greens Creek ore reserve estimates were prepared by Kerry Lear, Senior Resource Geologist at the Greens Creek unit and reviewed by John Taylor, Senior Resource Geologist at Hecla Limited.

(7)
An independent review by AMEC E&C, Inc. occurred in 2012.  The review included the 2012 model containing a portion, 204,000 tons, of the 200 South zone that is included in reserves.  The final report on the review is pending.

The Lucky Friday Unit

Since 1958, we have owned and operated the Lucky Friday mine, a deep underground silver, lead and zinc mine located in the Coeur d’Alene Mining District in northern Idaho. Lucky Friday is one-quarter mile east of Mullan, Idaho, and is adjacent to U.S. Interstate 90.  The mine site and various surface facilities are accessed by paved roads from U.S. Interstate 90.  Below is a map illustrating the location and access to the Lucky Friday unit:

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

The second ore-bearing structure, known as the Lucky Friday Expansion Area, has been mined since 1997 pursuant to an operating agreement with Silver Hunter Mining Company (“Silver Hunter”), our wholly owned subsidiary.  During 1991, we discovered several mineralized structures containing some high-grade silver ores in an area known as the Gold Hunter property, approximately 5,000 feet northwest of the then existing Lucky Friday workings. This discovery led to the development of the Gold Hunter property on the 4900 level. At approximately 4,900 feet below surface, the Gold Hunter veins are hosted in a 200-foot thick siliceous lens within the Wallace Formation that transitions to the St. Regis Formation below 5,900 feet.  The veins are sub-parallel, and are numbered consecutively from the hanging wall of the favorable horizon to the footwall.  The strike of the vein system is west-northwest with a dip of 85 degrees to the south.  The 30-vein, which has demonstrated to contain higher silver grades, represents approximately 79% of our current proven and probable ore reserve tonnages, while the remaining 21% of our reserves are contained in various intermediate veins having lower silver grades than 30-vein. While the veins share many characteristics with the Lucky Friday vein, the Gold Hunter area possesses some mineralogical and rock mechanics differences that make it more favorable to mine at this time.  On November 6, 2008, we, through Silver Hunter, completed the acquisition of substantially all of the assets of Independence Lead Mines Company, which held an interest in the Gold Hunter property.  The acquisition included all future interests or royalty obligations to Independence and the mining claims pertaining to the operating agreement with Hecla Limited that was assigned to Silver Hunter.

The principal mining method at the Lucky Friday unit is ramp access, cut and fill. This method utilizes rubber-tired equipment to access the veins through ramps developed outside of the ore body. Once a cut is taken along the strike of the vein, it is backfilled with cemented tailings and the next cut is accessed, either above or below, from the ramp system.

Ore at the Lucky Friday is processed using a conventional lead/zinc flotation flow sheet, with process control guided by a real-time on-line analyzer.  Run of mine ore is crushed in a conventional three stage crushing plant consisting of a primary jaw crusher, and a secondary crushing circuit, and tertiary cone crushing stage.  Crushed ore is ground in a ball mill, and the ground slurry reports to the lead flotation circuit.  The lead circuit tailings report to the zinc flotation circuit.  Lead and zinc concentrates are thickened and filtered, and final concentrate products are shipped to smelters for final processing.  Current processing capacity of the Lucky Friday facility is approximately 1,000 tons per day.  As discussed further below, production at Lucky Friday was temporarily suspended during 2012.  In 2011,  ore was processed at an average rate of approximately 905 tons per day. During 2011, mill recovery totaled approximately 93% silver, 93% lead and 87% zinc. All silver-lead and zinc concentrate production during 2011 was shipped to Teck Cominco Limited’s smelter in Trail, British Columbia, Canada.

Underground exploration activities were suspended at the Lucky Friday unit during 2012 as rehabilitation of the Silver Shaft was completed (discussed below).  During 2012 all the reserves models were converted from 2D to 3D to allow better representation of the ore zones and allow improved mining stope designs.   In-fill drilling in 2013 from 6800 to 7300 Levels is expected to allow for the potential addition of reserves in the western portion of the mine. Exploration drilling has shown the pervasive continuity of mineralization at depth and encouraging results confirmed expansion to the east. In 2013, drilling is expected to evaluate areas to the east from 6400 to 7200 Levels. Surface exploration in the Silver Valley, near the Lucky Friday mine, focused in the Star-Morning area but also evaluated the Noonday, Moffat, You Like and  Tamarack veins. Additional surface exploration drilling is planned for 2013.

Based on current estimates of reserves,  mineralized material, and other resources, the currently expected mine life at the Lucky Friday is approximately 26 years. Information with respect to the Lucky Friday unit’s production, average cost per ounce of silver produced and proven and probable ore reserves for the past three years is set forth in the table below.

	Years Ended December 31,
Production	2012	2011	2010
Ore milled (tons)	—	298,672	351,074
Silver (ounces)	—	2,985,339	3,359,379
Lead (tons)	—	18,095	21,619
Zinc (tons)	—	7,305	9,286

Average Cost per Ounce of Silver Produced(1)
Total cash costs	$—	$6.47	$3.76
Total production costs	$—	$8.50	$6.25

Proven Ore Reserves(2,3,4)
Total tons	2,206,600	2,345,500	1,642,100
Silver (ounces per ton)	12.1	12.6	12.4
Lead (percent)	7.4	7.8	7.8
Zinc (percent)	2.7	3.0	2.8
Contained silver (ounces)	26,778,900	29,573,900	20,387,600
Contained lead (tons)	163,350	183,100	128,000
Contained zinc (tons)	58,560	70,160	46,000

Probable Ore Reserves(2,3,4)
Total tons	1,931,700	1,345,300	1,545,100
Silver (ounces per ton)	14.8	14.7	14.2
Lead (percent)	8.7	9.3	8.9
Zinc (percent)	3.2	3.2	3.0
Contained silver (ounces)	28,676,000	19,746,200	21,955,000
Contained lead (tons)	167,390	124,720	136,800
Contained zinc (tons)	62,300	42,890	46,500

Total Proven and Probable Ore Reserves(2,3,4,5)
Total tons	4,138,300	3,690,800	3,187,200
Silver (ounces per ton)	13.4	13.4	13.3
Lead (percent)	8.0	8.3	8.3
Zinc (percent)	2.9	3.1	2.9
Contained silver (ounces)	55,454,900	49,320,100	42,342,600
Contained lead (tons)	330,740	307,820	264,800
Contained zinc (tons)	120,860	113,050	92,500

(1)
Includes by-product credits from lead and zinc production. Cash costs per ounce of silver represents a measurement that is not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe cash costs per ounce of silver provides an indicator of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

(2)
Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve prices, anticipated mill recoveries and smelter payables and cash operating costs.  Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at the Lucky Friday, the cutoff grade is expressed in terms of net smelter return (“NSR”), rather than metal grade.  The cutoff grade at the Lucky Friday ranges from $76 per ton NSR to $89 per ton NSR.  Our estimates of proven and probable reserves are based on the following metals prices:

	December 31,
	2012	2011	2010
Silver (per ounce)	$26.50	$20.00	$16.00
Lead (per pound)	$0.85	$0.85	$0.80
Zinc (per pound)	$0.85	$0.85	$0.80

(3)
Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. Mill recoveries are expected to be 93% for silver, 93% for lead and 87% for zinc.

(4)
The changes in reserves in 2012 versus 2011 are primarily due to inclusion of additional areas into the mine plan as a result of additional drilling and higher metals prices used for planning.  The changes in reserves in 2011 versus 2010 are due to addition of data from new drill holes and development work, an increase in mining widths in areas utilizing mechanized mining, and increases in forecasted metals prices, which has resulted in the addition of new reserves based on updated estimates, partially offset by depletion due to production.

(5)	Lucky Friday ore reserve estimates were prepared by Terry DeVoe, Chief Geologist at the Lucky Friday unit and reviewed by John Taylor, Senior Resource Geologist at Hecla Limited.

A number of accidents and other events have recently impacted operations at the Lucky Friday.   In April 2011, a fall of ground caused the fatality of one employee, resulting in cessation of operations for approximately 10 days.  In November 2011, an accident occurred as part of the construction of #4 Shaft and resulted in the fatality of one contractor employee.  In an unrelated incident, in December 2011, a rock burst occurring in a primary access way at the Lucky Friday injured seven employees.  At the end of 2011, MSHA began a special impact inspection at the Lucky Friday which resulted in an order to remove built-up cementitious material from the Silver Shaft, the primary access way from surface at the Lucky Friday mine. In response, we submitted a plan to MSHA and received approval to remove the built-up cementitious material.  In addition, the plan included removal of unused utilities, construction of a water ring to prevent ice from forming in the winter, the installation of a metal brattice, repair of shaft steel, and installation of a new power and fiber optic cable, all of which should improve the shaft's functionality and possibly improve the shaft's hoisting capacity. Once the shaft cleanup was complete down to the 4900 level, work on a haulage way bypassing the area at 5900 level impacted by the December 2011 rock burst commenced.   Work on the Silver Shaft and the haulage way was completed in the first quarter of 2013.   Underground access was temporarily limited as this work was being performed, and production at the Lucky Friday mine was suspended from late 2011 until early 2013 as a result. Limited production commenced in the first quarter of 2013, and we anticipate a ramp-up of mine output during the year as we perform additional rehabilitation and get necessary clearance from MSHA until we return to full production levels at the Lucky Friday by approximately mid-2013.

During 2008, we initiated engineering, procurement and development activities relating to construction of #4 Shaft at the Lucky Friday mine, which, upon completion, would provide access from the 4900 level down to the 8800 level of the mine. The project was temporarily placed on hold in the fourth quarter of 2008 due to then prevailing metals prices.  However, detailed engineering, long lead time procurement, and other early-stage activities for the internal shaft project resumed in 2009.  Activities in 2010 and 2011 relating to #4 Shaft included engineering, erection of a surface concrete batch plant, detailed shaft design, excavation of the hoist room and off shaft development access to shaft facilities, installation of the hoist and head works, placement and receipt of orders for major equipment purchases, advancement of a geotechnical drill hole, 367 feet of vertical excavation, shaft-sinking set-up, and other construction activities.  Upon completion, #4 Shaft should allow us to mine mineralized material below our current workings and provide deeper platforms for exploration.  Construction of #4 Shaft is expected to take approximately three more years to complete after re-commencement, and capital expenditures for the project are forecast to total approximately $200 million, including approximately $92 million spent on the project through December 31, 2012.  As a result of the requirement to remove built-up cementitious material from the Silver Shaft (discussed above), work on the #4 Shaft project was suspended until completion of the Silver Shaft rehabilitation.  Work on #4 Shaft has re-commenced, and we believe that our current capital resources will allow us to complete the #4 Shaft project as designed.  However, there are a number of factors that could affect completion of the project, including a significant decline in metals prices or a significant increase in operating or capital costs.  An increase in the capital cost could potentially require us to suspend the project or access additional capital though debt financing, the sale of securities, or other external sources.  This additional financing could be costly or unavailable.

Reclamation activities are anticipated to include stabilization of tailings ponds and waste rock areas. Reclamation of one of the idle tailings ponds was performed at Lucky Friday in 2012, and at December 31, 2012, an asset retirement obligation of approximately $1.5 million had been recorded for reclamation and closure costs.

The net book value of the Lucky Friday unit property and its associated plant, equipment and mineral interests was approximately $253.0 million as of December 31, 2012. The age of the facilities at Lucky Friday ranges from the 1950s to 2012. The plant is maintained by our employees with assistance from outside contractors as needed.

At December 31, 2012, there were 239 employees at the Lucky Friday unit. The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union is the bargaining agent for the Lucky Friday’s 180 hourly employees. The current labor agreement expires on April 30, 2016.  As a result of the requirement to remove built-up cementitious material from the Silver Shaft, which limited underground access and temporarily suspended production at the Lucky Friday, Hecla Limited laid off 121 employees in January 2012, with approximately 25 of those employees accepting temporary positions at other Hecla operations.  The employment level at the Lucky Friday has returned roughly to where it was prior to the suspension of production, with most of the laid off employees returning.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the New York Stock Exchange, Inc.  where it trades under the symbol "HL."   As of February 21, 2013, there were 6,573 shareholders of record of our common stock.  Our common stock quarterly high and low sale prices for the past two years were as follows:

		Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2012	– High	$6.81	$6.94	$4.96	$5.99
	– Low	$5.25	$4.14	$3.70	$4.25
2011	– High	$7.00	$8.65	$9.95	$11.56
	– Low	$4.82	$5.32	$6.87	$7.81

Quarterly dividends were paid on our Series B Preferred Stock for 2011 and 2012, and no dividends are in arrears. The final quarterly dividend on our 6.5% Mandatory Convertible Preferred Stock for the fourth quarter of 2010 was paid in January 2011, and no dividends are in arrears.  All outstanding shares of our 6.5% Mandatory Convertible Preferred Stock converted to common stock on January 1, 2011.

In September 2011 and February 2012, our Board of Directors adopted a common stock dividend policy that has two components:  (1) a dividend that links the amount of dividends on our common stock to our average quarterly realized silver price in the preceding quarter, and (2) a minimum annual dividend of $0.01 per share of common stock, in each case, payable quarterly, when declared.  See Note 9 of Notes to Consolidated Financial Statements for more information on potential dividend amounts under the first component of the policy at various silver prices. The following table summarizes the common stock dividends declared by our Board of Directors under the policy described above:

	(A)	(B)	(A+B)
Declaration date	Silver-price-linked component per share	Minimum annual component per share	Total dividend per share	Total dividend amount (in millions)	Month of payment
November 8, 2011	$0.02	$0	$0.02	$5.6	December 2011
February 17, 2012	$0.01	$0.0025	$0.0125	$3.6	March 2012
May 8, 2012	$0.02	$0.0025	$0.0225	$6.4	June 2012
August 7, 2012	$—	$0.0025	$0.0025	$0.7	September 2012
November 2, 2012	$0.02	$0.0025	$0.0225	$6.4	December 2012
February 25, 2013	$—	$0.0025	$0.0025	$0.7	anticipated in March 2013

Because the average realized silver price for the second and fourth quarters of 2012 was $27.05 and $29.20 per ounce, respectively, below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. However, on February 25, 2013, our Board of Directors declared a special common stock dividend of $0.01 per share, in addition to the minimum dividend of $0.0025 per share, for an aggregate dividend of $3.6 million.  Once declared, it is payable in March 2013.  Prior to 2011, no dividends had been declared on our common stock since 1990. We cannot pay dividends on our common stock if we fail to pay dividends on our Series B Preferred Stock. The declaration and payment of common stock dividends, whether pursuant to the policy or in addition thereto, is at the sole discretion of our Board of Directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

The following table provides information as of December 31, 2012 regarding our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
2010 Stock Incentive Plan	—	N/A	19,605,740
1995 Stock Incentive Plan	938,408	6.23	—
Stock Plan for Non-employee Directors	—	N/A	622,685
Key Employee Deferred Compensation Plan	—	N/A	1,325,012
Total	938,408	6.23	21,553,437

See Note 8 and Note 9 of Notes to Consolidated Financial Statements for information regarding the above plans.

We did not issue any unregistered securities in 2012.  On December 12, 2011, we issued  5,395,683 unregistered shares of common stock to the various parties listed in the Purchase and Sale Agreement filed as exhibit 10.1 to our Current Report on Form 8-K filed on December 13, 2011. The shares were not registered under the Securities Act of 1933 in reliance on Section 4(2) of such Act and Regulation D thereunder, as transactions by an issuer not involving any public offering, and were issued for the acquisition of  the remaining 30% interest in the San Juan Silver project (see Note 16 of Notes to Consolidated Financial Statements for information).   We did not issue any unregistered securities in 2010; however, we did issue 604,555 and 631,832 shares of common stock on April 1 and July 1, 2010, respectively, as payment of the quarterly dividend on our formerly outstanding 6.5% Mandatory Convertible Preferred Stock.

The following performance graph compares the performance of our common stock during the period beginning December 31, 2007 and ending December 31, 2012 to the S&P 500, the S&P 500 Gold Index, a peer group for the year ending December 31, 2012 ("New Peer Group"), and a peer group for the year ending December 31, 2011.  The New Peer Group consists of the following companies:  Alamos Gold Inc., Allied Nevada Gold Corp., Centerra Gold, Inc., Coeur d’Alene Mines Corp., Eldorado Gold Corp., Golden Star Resources Ltd., IAMGOLD Corporation, New Gold Incorporation, Pan American Silver Corp., Stillwater Mining Company.  The Old Peer Group consists of the following companies:  Alamos Gold Inc., Allied Nevada Gold Corp., Aurico Gold Corp., Centerra Gold, Inc., Coeur d’Alene Mines Corp., Eldorado Gold Corp., Golden Star Resources Ltd., IAMGOLD Corporation, New Gold Incorporation, Pan American Silver Corp., Stillwater Mining Company.  The change in our 2012 peer group compared to the 2011 peer group was to add Aurico Gold Corp., to include an additional company that we have determined to be within an acceptable revenue range.  Total graph assumes a $100 investment in our common stock and in each of the indexes and peer groups since the beginning of the period, and a reinvestment of dividends paid on such investments on a quarterly basis throughout the period.

Date	Hecla Mining	S&P 500	S&P 500 Gold Index	2011 Old Peer Group	2012 New Peer Group
December 2007	$100.00	$100.00	$100.00	$100.00	$100.00
December 2008	$29.95	$63.00	$84.18	$61.88	$62.29
December 2009	$66.10	$79.67	$98.72	$128.43	$129.03
December 2010	$120.43	$91.67	$129.29	$197.87	$192.98
December 2011	$56.11	$93.61	$128.40	$158.58	$155.61
December 2012	$63.29	$108.59	$102.20	$143.52	$141.99

The stock performance information above is “furnished” and shall not be deemed to be “soliciting material” or subject to Rule 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this report and irrespective of any general incorporation by reference language in any such filing, except to the extent that it specifically incorporates the information by reference.

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program ("the program").  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions.  See Note 9 of Notes to Consolidated Financial Statements for more information.  All of the shares in the table below were purchased under the program.  The following table provides information about purchases we made during the quarter ended December 31, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period			Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet to be purchased under the program as of 12/31/2012
10/1/2012	-	10/31/2012	—	N/A	N/A
11/1/2012	-	11/30/2012	100,000	$5.64	100,000
12/1/2012	-	12/31/2012	190,300	$5.69	190,300
Total			290,300	$5.67	290,300	19,649,700

Item 6. Selected Financial Data

The following table (in thousands, except per share amounts, common shares issued, shareholders of record, and employees) sets forth selected historical consolidated financial data as of and for each of the years ended December 31, 2008 through 2012, and is derived from our audited financial statements. The data set forth below should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and the Notes thereto.

	2012 (7)	2011	2010	2009	2008 (4)
Sales of products	$321,143	$477,634	$418,813	$312,548	$204,665
Net income (loss) from continuing operations	$14,954	$151,164	$48,983	$67,826	$(37,173)
Loss from discontinued operations, net of tax (5)	$—	$—	$—	$—	$(17,395)
Loss on disposal of discontinued operations, net of tax (5)	$—	$—	$—	$—	$(11,995)
Net income (loss)	$14,954	$151,164	$48,983	$67,826	$(66,563)
Preferred stock dividends (2,3)	$(552)	$(552)	$(13,633)	$(13,633)	$(13,633)
Income (loss) applicable to common shareholders	$14,402	$150,612	$35,350	$54,193	$(80,196)
Basic income (loss) per common share	$0.05	$0.54	$0.14	$0.24	$(0.57)
Diluted income (loss) per common share	$0.05	$0.51	$0.13	$0.23	$(0.57)
Total assets	$1,378,290	$1,396,090	$1,382,493	$1,046,784	$988,791
Accrued reclamation & closure costs (6)	$113,215	$153,811	$318,797	$131,201	$121,347
Noncurrent portion of debt and capital leases	$11,935	$6,265	$3,792	$3,281	$113,649
Cash dividends paid per common share(1)	$0.06	$0.02	$—	$—	$—
Cash dividends paid per Series B preferred share (2)	$3.50	$3.50	$7.00	$—	$3.50
Cash dividends paid per 6.5% Mandatory Convertible Preferred share (3)	$—	$1.62	$1.69	$—	$3.48
Common shares issued and outstanding	285,209,848	285,289,924	258,485,666	238,335,526	180,461,371
6.5% Mandatory Convertible Preferred shares issued and outstanding	—	—	2,012,500	2,012,500	2,012,500
Series B Preferred shares issued and outstanding	157,816	157,816	157,816	157,816	157,816
Shareholders of record	6,630	6,943	7,388	7,647	7,936
Employees	735	735	686	656	742

(1)
In September 2011 and February 2012, our Board of Directors adopted a common stock dividend policy that has two components:  (1) a dividend that links the amount of dividends on our common stock to our average quarterly realized silver price in the preceding quarter, and (2) a minimum annual dividend of $0.01 per share of common stock, in each case, payable quarterly, when declared.  See Note 9 of Notes to Consolidated Financial Statements for more information on potential dividend amounts under the first component of the policy at various silver prices. The following table summarizes the common stock dividends declared by our Board of Directors under the policy described above:

	(A)	(B)	(A+B)
Declaration date	Silver-price-linked component per share	Minimum annual component per share	Total dividend per share	Total dividend amount (in millions)	Month of payment
November 8, 2011	$0.02	$—	$0.02	$5.6	December 2011
February 17, 2012	$0.01	$0.0025	$0.0125	$3.6	March 2012
May 8, 2012	$0.02	$0.0025	$0.0225	$6.4	June 2012
August 7, 2012	$—	$0.0025	$0.0025	$0.7	September 2012
November 2, 2012	$0.02	$0.0025	$0.0225	$6.4	December 2012
February 25, 2013	$—	$0.0025	$0.0025	$0.7	anticipated in March 2013

Because the average realized silver price for the second and fourth quarters of 2012 was $27.05 and $29.20 per ounce, respectively, below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. However, on February 25, 2013, our Board of Directors declared a special common stock dividend of $0.01 per share, in addition to the minimum dividend of $0.0025 per share, for an aggregate dividend of $3.6 million payable in March 2013.  Prior to 2011, no dividends had been declared on our common stock since 1990. We cannot pay dividends on our common stock if we fail to pay dividends on our Series B Preferred Stock.  The declaration and payment of common stock dividends, whether pursuant to the policy or in addition thereto, is at the sole discretion of our Board of Directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

(2)
During 2007, $0.6 million in Series B preferred dividends were declared and paid.  During 2008, $0.4 million in Series B preferred dividends were declared and paid, while $0.1 million in dividends for the fourth quarter of 2008 were deferred.  Series B preferred dividends for the first three quarters of 2009, which totaled $0.4 million, were also deferred.  In December 2009, we declared all dividends in arrears on our Series B preferred stock of $0.6 million and the scheduled $0.1 million dividend for the fourth quarter of 2009.  These dividends were paid in cash in January 2010.  Therefore, dividends declared on our Series B preferred shares of $0.7 million were included in the determination of income applicable to common shareholders for 2009 with no cash paid for Series B preferred dividends during 2009.  We declared and paid all quarterly dividends on our Series B preferred shares for 2010, 2011 and 2012 totaling $0.6 million for each of those years.

(3)
Cumulative undeclared, unpaid 6.5% Mandatory Convertible Preferred Stock dividends for the period from from December 18, 2007 (the date of issuance) to December 31, 2007 totaled $0.5 million, and are reported in determining income applicable to common shareholders for the year ended December 31, 2007.  The $0.5 million in cumulative undeclared dividends were paid in April 2008.  During 2008, $9.8 million in 6.5% Mandatory Convertible Preferred dividends were declared and paid.  $6.5 million of the dividends declared in 2008 were paid in cash, and are included in the amount reported as cash dividends paid per 6.5% Mandatory Convertible Preferred Share, and $3.3 million of the dividends declared in 2008 were paid in our Common Stock.  Dividends on our 6.5% Mandatory Convertible Preferred Stock totaling $13.1 million for the fourth quarter of 2008 and the first three quarters of 2009 were deferred.  In December 2009, we declared the $13.1 million in dividends in arrears on our 6.5% Mandatory Convertible Preferred Stock and the scheduled $3.3 million dividend for the fourth quarter of 2009.  These dividends were paid in shares of our common stock in January 2010.  Therefore, dividends declared on our 6.5% Mandatory Convertible Preferred Stock of $13.1 million were included in the determination of income applicable to common shareholders for 2009 with no cash paid for 6.5% Mandatory Convertible Preferred Stock dividends in 2009.  We declared and paid all quarterly dividends on our 6.5% Mandatory Convertible Preferred Stock totaling $13.1 million for 2010.  Dividends declared for the first and second quarters of 2010 were paid in shares of our common stock and dividends for the third and fourth quarters of 2010 were paid in cash.  The cash dividend declared for the fourth quarter of 2010, which was paid in January 2011, represents the last dividend to be paid on the 6.5% Mandatory Convertible Preferred Stock, which automatically converted to shares of our common stock on January 1, 2011.

(4)
On April 16, 2008, we completed the acquisition of all of the equity of two Rio Tinto subsidiaries holding a 70.3% interest in the Greens Creek mine for approximately $758.5 million.  The acquisition gave various of our subsidiaries control of 100% of the Greens Creek mine.  Our operating results reflect our 100% ownership of Greens Creek after April 16, 2008 and our 29.7% ownership of Greens Creek prior to that date.

(5)
On July 8, 2008, we completed the sale of all of the outstanding capital stock of El Callao Gold Mining Company and Drake-Bering Holdings B.V., our wholly owned subsidiaries which together owned our business and operations in Venezuela, the “La Camorra unit.” The results of the Venezuelan operations have been reported in discontinued operations for all periods presented.

(6)
In the fourth quarter of 2010, we recorded an accrual of $193.2 million to increase our liability for environmental obligations in Idaho's Coeur d'Alene Basin pursuant to negotiations with the Plaintiffs in the Coeur d'Alene Basin environmental litigation and the State of Idaho on the financial terms of settlement of the litigation and related claims.  The settlement was finalized in September 2011.

(7)
As a result of an order from MSHA to remove built-up cementitious material from the Silver Shaft, production was temporarily suspended at the Lucky Friday unit during all of 2012.  Limited production resumed in early 2013.  See Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, The Lucky Friday Segment for more information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Established in 1891 in northern Idaho’s Silver Valley, we believe we are the oldest still-operating precious metals mining company in the United States and the largest silver producer in the U.S.  Our corporate offices are in Coeur d’Alene, Idaho and Vancouver, British Columbia. Our production profile includes:

•	silver, gold, lead, and zinc contained in concentrates shipped to various smelters; and

•	gold doré.

Our operating properties comprise our two business segments for financial reporting purposes:   the Greens Creek operating unit on Admiralty Island in Alaska and the Lucky Friday operating unit in Idaho. Since both of our mines are located in the U.S., we believe they have low political risk, and less economic risk than mines located in other parts of the world. Our exploration interests are located in the United States and Mexico, jurisdictions with low and relatively moderate political and economic risk, respectively, and are located in historically successful mining districts.

Our operating and strategic framework is based on expanding our production and locating and developing new resource potential. In 2012, we

•
Generated positive cash flows from operations of $69.0 million in spite of the temporary suspension of production at the Lucky Friday mine during 2012, as discussed in the Lucky Friday Segment section below.

•
Completed the work to address the order from MSHA to remove built-up cementitious material from the Silver Shaft (discussed below) and other orders, resulting in MSHA's approval to commence production at the Lucky Friday mine in early 2013.

•
Committed a record level of capital expenditures (including non-cash lease additions) of approximately $129.9 million, including $62.2 million at Greens Creek and $56.0 million at Lucky Friday, which includes $28.2 million for the work to rehabilitate and improve the Silver Shaft.

•
Increased overall proven and probable silver reserves at December 31, 2012 compared to 2011, with higher silver reserves at Lucky Friday due to inclusion of additional areas into the mine plan brought about by additional drilling and higher metals prices used for planning.  The increase in silver reserves at Lucky Friday was partially offset by a slight decrease in silver reserves at Greens Creek in 2012 due to depletion of the deposit through production, partially offset by an increase in reserves through development drilling and as a result of higher metals prices used for planning.

•
Continued our investment in other mining properties and companies through our acquisition of the Monte Cristo property in Nevada and investments in Dolly Varden Silver Corporation and Canamex Resources Corp.

•
Increased our exploration and pre-development spending during the year by 58% and 130% compared to 2011 and 2010, respectively, drilling targets at each of our four land packages in Alaska, Idaho, Colorado, and Mexico, and advancing pre-development projects at the historic Equity and Bulldog mines in Creede, Colorado, the Star mine in Idaho's Silver Valley, and the San Sebastian mine in Mexico.

•	Paid common stock dividends totaling $17.1 million, or $0.06 per share, under the our recently-adopted common dividend policy. See Note 9 of Notes to Consolidated Financial Statements.

•
Reduced our balances for accrued reclamation and closure costs by $40.6 million, primarily as a result of making the  scheduled $25.0 million payment pursuant to the terms of settlement of the Coeur d'Alene Basin litigation and advancement of reclamation work at the Grouse Creek site (a non-operating property located in Idaho).

•
Achieved the above milestones utilizing cash flows generated from operations with no external financing required, while maintaining a cash balance of $191.0 million and substantially no debt as of December 31, 2012.

Silver prices continued to be relatively strong, with an annual average of $31.15 for 2012.  Although this is down from the average price of $35.11 per ounce for 2011, the two year trend is still positive compared to the average price of $20.16 for 2010.  The price of gold, a significant by-product at our Greens Creek mine, has continued on an upward trend over the last three years,  with the annual average gold price increasing from $1,225 in 2010 to $1,569 in 2011, and to $1,669 in 2012.  Average prices of lead increased by 12% in 2011 compared 2010, and then decreased by 14% during 2012. The prices of zinc remained substantially level during 2011, but then decreased by 12% during 2012.  Lead and zinc represent important by-products at both of our operations. The positive performance in precious metals prices allowed us to achieve the milestones discussed above in spite of the temporary suspension of production at Lucky Friday during all of 2012, which resulted in decreased production of silver, lead, and zinc in 2012 compared to 2011.

The factors driving metals prices are beyond our control and are difficult to predict. As noted above, prices have been highly volatile in the last three years and could be so in the future. Average prices in 2012 compared to those in 2011 and 2010 are illustrated in the Results of Operations section below.  Moreover, variations in the metal grades of ore mined are impacted by geology and mine planning efficiencies and operations, potentially creating constraints on metals produced.  Ore transportation and smelting schedules also impact the timing of sales and final settlement.

See the Results of Operations section below for a discussion of the factors impacting income applicable to common shareholders for the three years ended December 31, 2012, 2011 and 2010.

Key Issues

We intend to achieve our long-term strategy of increasing production and expanding our proven and probable reserves through development and exploration, as well as by future acquisitions. Our strategic plan requires that we manage several challenges and risks inherent in conducting mining, development, exploration and metal sales at multiple locations.

One such risk involves metals prices, over which we have no control except through derivative and other contracts. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control.  Average market prices of silver, zinc and lead in 2012 were lower than their levels in 2011, while gold prices were higher, as illustrated by the table in Results of Operations below. We believe current global economic and industrial trends could result in continued demand growth for the metals we produce.  However, prices have been volatile over the last five years and there can be no assurance that higher prices will continue.

We make our strategic plans in the context of significant uncertainty about future operational capacity, which may impact new opportunities that require many years and substantial cost from discovery to production. We approach this challenge by investing in exploration and capital in districts with known mineralization.  We significantly increased our exploration and pre-development activity in 2012 compared to 2011 and 2010, and we anticipate a further increase in the coming year at or near our operating mines at Greens Creek and Lucky Friday, as well as at our exploration projects in the past-producing mining districts in Colorado and Mexico.

As further discussed in the Lucky Friday Segment section below, the construction of an internal shaft at the Lucky Friday mine (“#4 Shaft”), which, we believe, will significantly increase production and extend the life of the mine.  The #4 Shaft project will involve significant additional capital costs during the periods leading up to its expected completion date in 2016.  Although we believe that our current capital resources will allow us to complete the #4 Shaft project, there are a number of factors that could affect its completion.

Volatility in global financial markets poses a significant challenge to our ability to access credit and equity markets, should we need to do so, and to predict sales prices for our products.  As discussed in Note 9 of Notes to Consolidated Financials Statements, we have established a common stock dividend policy which includes a component that is linked to our realized silver price.  We utilize forward contracts to manage the potential impacts on our revenues of future declines in zinc and lead prices.  In addition, we have in place a three-year $150 million revolving credit agreement under which there are no outstanding borrowings as of the filing date of this annual report.

We strive to achieve excellent mine safety and health performance. We seek to implement this goal by: training employees in safe work practices; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; involving employees in the establishment of safety standards; and participating in the National Mining Association's CORESafety program. We attempt to implement reasonable best practices with respect to mine safety and emergency preparedness.  See Part I, Item 1A. Risk Factors and the Lucky Friday Segment section below for information on accidents and other events that recently impacted operations at our Lucky Friday unit.  We work with MSHA to address issues outlined in the investigations of these incidents and continue to evaluate our safety practices.

Another challenge is the risk associated with environmental litigation and ongoing reclamation activities. As described in Risk Factors and Note 7 of Notes to Consolidated Financial Statements, it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans.  We finalized the terms of settlement with the Plaintiffs in the Coeur d'Alene Basin environmental litigation in 2011, which has assisted our planning efforts by decreasing uncertainty regarding our liability and our liquidity needs relating to our most significant environmental matter.   However, we are involved in other environmental legal matters, and there can be no assurance that the estimate of our environmental liabilities, liquidity needs, or strategic plans will not be significantly impacted as a result of these matters or new matters that may arise.  We strive to ensure that our activities are conducted in compliance with applicable laws and regulations and to attempt to settle environmental litigation.

Reserve estimation is a major risk inherent in mining. Our reserve estimates, which drive our mining and investment plans and many of our costs, may change based on economic factors and actual production experience. Until ore is mined and processed, the volumes and grades of our reserves must be considered as estimates. Our reserves are depleted as we mine. Reserves can also change as a result of changes in economic and operating assumptions.

As a result of industry-wide fatal accidents in recent years, primarily at underground coal mines, there has been an increase in mine regulation.  In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC was directed to issue new rules regarding the disclosure of mine safety data.  These changes may have a significant negative effect on our future operating costs.   Moreover, because of the incidents in 2011 at the Lucky Friday mine, we expect additional regulatory scrutiny, and our ability to achieve and maintain compliance with MSHA regulations will be a challenge for us; yet, it is very important to our operations and financial performance.  See Part I, Item 1A. Risk Factors - Recent accidents and other events at our Lucky Friday mine could have additional adverse consequences to us and We face substantial governmental regulation and environmental risk.

Results of Operations

For the year ended December 31, 2012, we reported income applicable to common shareholders of $14.4 million compared to $150.6 million in 2011 and $35.4 million in 2010. The following factors had a negative impact on results for the year ended December 31, 2012 compared to 2011 and 2010:

•
Decreased gross profit at our Greens Creek and Lucky Friday units to $143.5 million in 2012 compared to $265.0 million in 2011 and $194.8 million in 2010.    See the Greens Creek Segment and Lucky Friday Segment sections below for further discussion of operating results.

•
The temporary halt in production and suspension-related costs of $25.3 million incurred at our Lucky Friday unit in 2012 related to maintenance of  surface facilities and mine workings and refurbishing the mill in preparation for the return to production.  See The Lucky Friday Segment section for more information on the temporary suspension of production during 2012.

•
Net mark-to-market losses on base metal forward contracts of $10.5 million in 2012 and $20.8 million in 2010 compared to a net gain of $38.0 million in 2011.  These gains and losses are related to financially-settled forward contracts on forecasted zinc and lead production as part of a risk management program.  The losses in 2012 and 2010 resulted from increases in zinc and lead prices at the end of those periods, with the gains in 2011 due to decreasing prices for those metals.

•
Exploration and pre-development expense increased significantly to $49.7 million in 2012 from $31.4 million in 2011 and $21.6 million in 2010 as we continue extensive exploration work at our Greens Creek unit, on our land package near Durango, Mexico, at our San Juan Silver project in the Creede district of Colorado, and in the North Idaho's Coeur d'Alene Mining District near our Lucky Friday unit. "Pre-development expense" is defined as costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves. Establishing proven and probable reserves would indicate future recovery of these expenses. We have advanced pre-development projects during 2011 and 2012 at the Equity and Bulldog mines in the Creede district and at the Star mine in the Coeur d'Alene district which have given us access to historic workings and underground drill platforms.  We have also initiated pre-development work at the San Sebastian mine in Mexico.

•
Lower average prices for the silver, zinc, and lead produced at our operations in 2012 compared to 2011.  However, gold prices increased in 2012 compared to the prior year.  Average prices for all four metals were higher in 2011 compared to their levels in 2010.

		Average price for the year ended December 31,
		2012	2011	2010
Silver —	London PM Fix ($/ounce)	$31.15	$35.11	$20.16
	Realized price per ounce	$32.11	$35.30	$22.70
Gold —	London PM Fix ($/ounce)	$1,669	$1,569	$1,225
	Realized price per ounce	$1,687	$1,592	$1,271
Lead —	LME Final Cash Buyer ($/pound)	$0.94	$1.09	$0.97
	Realized price per pound	$0.96	$1.05	$0.98
Zinc —	LME Final Cash Buyer ($/pound)	$0.88	$1.00	$0.98
	Realized price per pound	$0.90	$1.00	$0.96

Average realized prices differ from average market prices because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the smelters, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metal prices each period through final settlement.  For 2012, we recorded net positive adjustments to provisional settlements of $5.2 million compared to net negative price adjustments to provisional settlements of $9.8 million in 2011 and positive adjustments of $14.9 million in 2010. The price adjustments related to zinc and lead contained in our concentrate shipments were largely offset by gains and losses on forward contracts for those metals (see Note 10 of Notes to Consolidated Financial Statements for more information).  The gains and losses on these contracts are included in revenues and impact the realized prices for lead and zinc.  We recognized overall net losses on the contracts of $1.3 million in 2012, net gains of $7.1 million in 2011, and net losses of $3.0 million in 2010.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forwards contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.

            Other significant variances affecting the comparison of our income applicable to common shareholders for 2012 to results for 2011 and 2010 were as follows:

•
Provision for closed operations and environmental matters decreased to $4.7 million in 2012 from $9.7 million in 2011 and $201.1 million in 2010.  In the fourth quarter of 2010, we recorded an accrual of $193.2 million to increase our liability for environmental obligations in Idaho’s Coeur d’Alene Basin pursuant to negotiations with the Plaintiffs in the Coeur d’Alene Basin environmental litigation and the State of Idaho on the financial terms of settlement of the litigation and related claims.  The settlement was finalized in September 2011. In addition, in 2012, we reached a $3.0 million settlement with an insurance company for our claim for reimbursement of past costs related to the Coeur d'Alene Basin, and we reduced provision for closed operations and environmental matters by that amount in the third quarter of 2012.

•
Income tax provision of $8.9 million in 2012 compared to $82.0 million in 2011, while we recognized an income tax benefit of $123.5 million in 2010.  The lower provision in 2012 compared to 2011 is the result of reduced profits.  The benefit recognized in 2010 is the result of a valuation allowance adjustment to our deferred tax asset balances, which is included in the aggregate income tax benefit for that period.  Our deferred tax asset balances are recorded net of an offsetting valuation allowance to the extent that we estimate that the assets are not realizable through future taxable income. In the fourth quarter of 2010, we removed substantially all of the valuation allowance on our deferred tax assets.  Significant evidence in 2010, including record cash flows from operations and higher metals prices, led us to conclude that our deferred tax assets are more likely than not realizable due to estimated future profitability.

Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2012	2011	2010
Sales	$320,895	$342,906	$313,318
Cost of sales and other direct production costs	(134,105)	(113,393)	(116,824)
Depreciation, depletion and amortization	(43,522)	(41,013)	(51,671)
Gross Profit	$143,268	$188,500	$144,823

Tons of ore milled	789,569	772,069	800,397
Production:
Silver (ounces)	6,394,235	6,498,337	7,206,973
Gold (ounces)	55,496	56,818	68,838
Zinc (tons)	64,249	66,050	74,496
Lead (tons)	21,074	21,055	25,336
Payable metal quantities sold:
Silver (ounces)	5,430,252	5,314,232	6,223,967
Gold (ounces)	43,133	43,942	57,386
Zinc (tons)	50,895	48,436	56,001
Lead (tons)	15,733	16,067	20,221
Ore grades:
Silver ounces per ton	11.13	11.49	12.30
Gold ounces per ton	0.12	0.12	0.13
Zinc percent	9.35	9.81	10.66
Lead percent	3.49	3.52	4.09
Mining cost per ton	$64.05	$49.31	$43.00
Milling cost per ton	$29.35	$30.69	$24.23
Total cash cost per silver ounce (1)	$2.70	$(1.29)	$(3.90)
______________

(1)
A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Reconciliation of Total Cash Costs to Costs (non-GAAP) of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The $45.2 million decrease in gross profit for 2012 compared to 2011 was primarily the result of lower average prices for silver, zinc and lead, partially offset by higher gold prices in 2012.  Average prices for silver and gold were higher in 2012 by 55% and 36%, respectively, compared to their levels in 2010.  The impact of higher precious metal prices was offset by lower average zinc and lead prices and higher mining and milling costs, as discussed further below, when comparing gross profit for 2012 to 2010.  Results for 2012 were also impacted by marginally lower silver, zinc, lead, and gold production. Gross profit at Greens Creek was also impacted by positive price adjustments to revenues of $4.9 million in 2012 compared to negative prices adjustments of $6.7 million in 2011 and positive adjustments of $12.8 million in 2010.  Price adjustments to revenues result from changes in metals prices between transfer of title of concentrates to buyers and final settlements during the period.  The impact of positive price adjustments was partially offset by a net loss of $1.3 million on forward contracts related to concentrates shipped during 2012 compared to a gain of $6.2 million in 2011 and a loss of $2.1 million in 2010.

Mining costs per ton increased in 2012 by 30% and 49% compared to 2011 and 2010, respectively.  Milling costs per ton decreased slightly in 2012 by 4% compared to 2011 and increased by 21% compared to 2010.  The higher mining costs were due primarily to increased use of contract miners at Greens Creek, which is more expensive than internal labor; however, the cost of internal labor also increased during 2012. The increase in mining costs in 2012 is also due to higher maintenance costs.  Milling costs are down in 2012 compared to 2011 because we generated less power on-site in 2012 due to higher availability of less expensive hydroelectric power, the result of higher precipitation levels in Southeastern Alaska.  The increase in milling costs in 2012 compared to 2010 is primarily the result of an increase in the cost of diesel fuel from $2.66 in 2010 to $3.66 in 2012.

The Greens Creek operation is partially powered by diesel generators, and production costs have historically been significantly affected by fluctuations in fuel prices and utility power availability. Installed infrastructure  allows hydroelectric power to be supplied to Greens Creek by Alaska Electric Light and Power (AEL&P) via a submarine cable from North Douglas Island, near Juneau, to Admiralty Island, where Greens Creek is located. This has reduced production costs at Greens Creek to the extent power has been available.  During 2009 and 2010, the mine began receiving an increased proportion of its power needs from AEL&P; however, in 2011, due to lower precipitation, less hydroelectric power was available.  During 2012, the mine again received an increased proportion of its power needs from AEL&P.  When weather conditions are not favorable to maintain lake water levels, the mine relies on diesel generated power.  Fuel costs represented approximately $6.8 million (6% of total production costs) at Greens Creek in 2012 compared to $12.7 million (13% of production costs) in 2011 and $5.1 million (6% of production costs) in 2010.  The cost of hydroelectric power was $6.8 million (6% of production costs) in 2012, $3.9 million (4% of production costs) in 2011, and $6.2 million (7% of production costs) in 2010.

The chart below illustrates the factors contributing to the variances in total cash costs per silver ounce for 2012 compared to 2011 and 2010:

Mining and milling cost per ounce increased in 2012 compared to 2011 and 2010 due to increased use of contract miners, higher maintenance costs in the first half of 2012, and the effect of lower silver production on cost per ounce, partially offset by lower power costs.

Other cash costs per ounce for 2012 were higher compared to 2011 and 2010 due to the effect of lower silver production and higher labor costs, partially offset by lower mine license tax.

Treatment costs were slightly lower in 2012 compared to 2011 as a result of lower zinc concentrate production and lower zinc and lead prices.  Treatment costs include a price participation component that fluctuates with changes in base metal prices.  In 2012, treatment costs were higher compared to 2010 due to an increase in base treatment charges.  In addition, we incurred additional refining charges for shipments sent to China.

By-product credits were lower in 2012 compared to 2011 due to lower lower zinc and lead prices, lower zinc production due to lower ore grades, and lower gold production.  By-product credits were lower in 2012 compared to 2010 due to lower zinc and lead prices and lower production for both metals due to lower ore grades.

The difference between what we report as "production" and "payable metal quantities sold" is due to the difference between the quantities of metals contained in the concentrate we produce versus the portion of those metals actually paid for by our smelter customers according to the terms of the smelter contracts (not all of the metals contained in our concentrate shipments are physically recovered through the smelting process).  Differences can also arise from inventory changes incidental to shipping schedules.

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

In the fourth quarter of  2012, we updated our asset retirement obligation ("ARO") at Greens Creek to reflect a preliminary revised reclamation and closure plan having estimated undiscounted costs of approximately $73.9 million, an increase from the $53.4 million in the previous plan. See Note 4 of Notes to Consolidated Financial Statements for more information on the ARO update.  We expect to again update our ARO and revise our closure plan in 2013 for a tailings capacity expansion at Greens Creek which is currently under consideration by the government agencies.  Adjustments to the ARO liability are recorded with corresponding changes to the ARO asset balance, which is included in properties, plants, equipment, and mineral interests, net on our Consolidated Balance Sheets.  As a result, we do not anticipate future updates in the ARO for Greens Creek to have a material impact on our annual results of operations.  As part of the revised closure plan, we may be required to increase our current $30 million reclamation bond for Greens Creek.  Although we do not know the amount of such increase, it likely will be a material amount, and there can be no assurance that this bonding capacity will be available to us at that time.

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2012	2011	2010
Sales	$248	$134,728	$105,495
Cost of sales and other direct production costs	—	(52,180)	(47,159)
Depreciation, depletion and amortization	—	(6,053)	(8,340)
Gross profit	$248	$76,495	$49,996

Tons of ore milled	—	298,672	351,074
Production:
Silver (ounces)	—	2,985,339	3,359,379
Lead (tons)	—	18,095	21,619
Zinc (tons)	—	7,305	9,286
Payable metal quantities sold:
Silver (ounces)	—	2,805,402	3,136,205
Lead (tons)	—	16,983	20,213
Zinc (tons)	—	5,465	6,850
Ore grades:
Silver ounces per ton	—	10.69	10.25
Lead percent	—	6.51	6.60
Zinc percent	—	2.82	3.04
Mining cost per ton	$—	$60.76	$54.27
Milling cost per ton	$—	$16.96	$14.74
Total cash cost per silver ounce (1)	$—	$6.47	$3.76
______________

(1)
A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The decrease in gross profit for 2012 compared to 2011 and 2010 resulted from the suspension of production at the Lucky Friday mine during 2012, as discussed below.  Gross profit for 2011 increased compared to 2010 due to higher average prices for all metals produced at the Lucky Friday (further discussed in Results of Operations above), partially offset by higher costs of sales and other direct production costs due primarily to increased employee profit sharing and taxes resulting from increased profitability.

At the end of 2011, MSHA began a special impact inspection at the Lucky Friday mine which resulted in an order to remove built-up cementitious material from the Silver Shaft, as further discussed in Item 2. Property Descriptions, Operating Properties, The Lucky Friday Unit.   The Silver Shaft is an approximately one-mile deep, 18-foot diameter, concrete-lined shaft from surface.   It is the primary access to the Lucky Friday mine's underground workings.  In response to the MSHA order, we submitted a plan to MSHA and received approval to remove the built-up cementitious material, and that work commenced in the first quarter of 2012. The plan also included removal of unused utilities, construction of a water ring to prevent ice from forming in the winter, the installation of a metal brattice, repair of shaft steel, and installation of a new power cable, all of which should improve the shaft's functionality and possibly improve the shaft's hoisting capacity.  Production was temporarily suspended during all of 2012 as the Silver Shaft rehabilitation work was performed.  During the suspension of production, the smelter contracts related to treatment of Lucky Friday concentrates were suspended based on force majeure. The shaft restoration project and other related work has been completed, with limited production at the Lucky Friday recommencing in early 2013.  We anticipate a ramp-up in mine output during the first half of the year as additional production areas come on line, with a return to full production levels expected in mid-2013.   However, the timing of the return to full production at the Lucky Friday mine may ultimately vary from our current estimates.   Once the Silver Shaft rehabilitation work was completed down to the 4900 level, we commenced construction of a haulage way bypass around an area impacted by a rock burst in December 2011, and completed the bypass in early 2013.  Completion of work on the Silver Shaft to the 4900 level also enabled planning and other preliminary work to resume on the #4 Shaft project (discussed below), and we resumed sinking of #4 Shaft in early 2013 upon completion of the Silver Shaft work.  Care and maintenance costs incurred at the Lucky Friday during the suspension of production totaled $25.3 million, including $6.3 million in depreciation, depletion, and amortization, in 2012.  These costs are included in a separate line item under Other operating expenses on the Consolidated Statement of Operations and Comprehensive Income.

Depreciation, depletion, and amortization expense at Lucky Friday of $6.3 million for 2012 was included in Lucky Friday suspension-related costs under Other operating expenses on the Consolidated Statement of Operations and Comprehensive Income. Depreciation, depletion, and amortization expense for 2011 was 27% lower than in 2010 due to reduced units-of-production depreciation.  The majority of the decrease was incidental to an extension of expected mine life at Lucky Friday, resulting in the book value of units-of-production assets being depreciated over a longer duration. The extension of the expected mine life is primarily due to the positive economics of the #4 Shaft project which, when completed, will provide deeper access beyond the current workings (see below for further discussion of the #4 Shaft project). In addition, production was lower in 2011 compared the previous year, primarily due to down-time related to the accidents discussed below.

Mining and milling costs per ton increased in 2011 by 12% and 15%, respectively, compared to 2010 primarily due to lower production and higher costs of fuel, consumable underground materials, reagents, and maintenance supplies.

The chart below illustrates the factors contributing to the variances in total cash costs per silver ounce for 2011 and 2010:

Mining and milling costs per ounce increased in 2011 compared to 2010 due to the higher cost of consumables and supplies.  The higher other cash costs per ounce in 2011 are mainly due to increased profit sharing, as a result of higher silver prices and profits.  Treatment costs increased in 2011 due to higher lead prices, as treatment costs include a price participation component that fluctuates with changes in base metal prices.  The increase in by-product credits in 2011 is also attributable to the higher lead prices, partially offset by lower lead and zinc production in 2011 compared to 2010.

The difference between what we report as “production” and “payable metal quantities sold” is due to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually paid for by our smelter customers according to the terms of the smelter contracts (not all of the metals contained in our concentrate shipments are physically recovered through the smelting process).  The decrease in payable quantities sold in 2011 compared to 2010 is attributable to a decrease in production due mainly to various down-time periods related to the accidents discussed below.

While revenue from lead and zinc is significant at the Lucky Friday, we believe that identification of silver as the primary product, with lead and zinc as by-products, is appropriate because:

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

The #4 Shaft project, an internal shaft at the Lucky Friday mine, will, upon its completion, provide deeper access in order to expand the mine's operational life.  We commenced engineering and construction activities on #4 Shaft in late 2008, and our Board of Directors gave its final approval of the project in August 2011.  Construction of the #4 Shaft as currently designed is expected to cost approximately $200 million, including approximately $92 million already spent as of December 31, 2012, with completion expected in 2016.  As discussed above, the #4 Shaft sinking activities were temporarily suspended until cleanup work in the Silver Shaft was completed in early 2013.  We believe that our current capital resources will allow us to complete the project.  However, there are a number of factors that could affect completion of the project, including:  (i) a significant decline in metals prices, (ii) a reduction in available cash or credit, whether arising from decreased cash flow or other uses of available cash, (iii) increased regulatory burden, or (iv) a significant increase in operating or capital costs.

Many of the employees at our Lucky Friday unit are represented by a union. The collective bargaining agreement with the union expires on April 30, 2016.   See Item 1. Business, Employees and Item 1A. Risk Factors, Our business depends on finding skilled miners and maintaining good relations with our employees for more information on the status of employment levels and relations at the Lucky Friday unit.

Corporate Matters

In addition to the variances discussed in the Results of Operations section above, other significant variances affecting 2012 results compared to 2011 results were as follows:

•	Higher general and administrative expense in 2012 by $2.7 million primarily due to increased workforce costs.

•
Lower other operating expense by $3.2 million, primarily as a result of $2.0 million in donations to the Hecla Charitable Foundation in 2011 (see Note 15 of Notes to the Condensed Consolidated Financial Statements).

Other significant variances affecting 2011 results compared to 2010 results were as follows:

•
An increase in other operating expense of $2.3 million in 2011 primarily due to an increase in pension plan actuarial liabilities.  See Note 8 of Notes to Condensed Consolidation Financial Statements for more information.

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

Employee Benefit Plans

Our defined benefit pension plans, while affording a significant benefit to our employees, also represent a significant liability. During 2012, the funded status of our plans changed from a liability of $22.8 million at the first of the year to a liability of $30.9 million at the end of the year. The increased liability was attributable to service costs, interest costs, and amortization of actuarial losses, totaling $15 million, that exceeded returns on plan assets and our contributions, totaling $6.9 million.  We expect to contribute $1.3 million to the plans in 2013.  While the economic variables which will determine future cash requirements are uncertain, we expect contributions to increase in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness.  See Note 8 of Notes to Consolidated Financial Statements for more information.

Income Taxes

Our net deferred tax asset at December 31, 2012 totaled $115.8 million, or 8% of total assets.  The largest components of the deferred tax asset are derived from deferred reclamation and the tax effect of past net operating losses carried forward to be applied against current income to determine cash income tax liability.  The majority of the deferred tax asset for deferred reclamation will be realized within the next two years, assuming adequate taxable income.  Each reporting period, we assess our deferred tax assets with long-range forecasts to provide reasonable assurance that they will be realized through future earnings.  As a result of such modeling,  in 2010 we removed a substantial portion of the valuation allowance on our deferred tax assets following analysis of our operational plans and increased prices, resulting in a tax benefit of $88.1 million.  At December 31, 2012, with the exception of $0.3 million relating to net operating loss carryforwards in states where we currently have no activity and $2.8 million for foreign tax credits, we retained no valuation allowance on U.S. deferred tax assets.  A $19.9 million valuation allowance remains on losses in foreign jurisdictions. As discussed in Note 5 of Notes to Consolidated Financial Statements, our effective tax rate was 37% for 2012, based on our review of statutory rates and permanent book/tax differences. We currently expect the effective tax rate for 2013 to be approximately 36%.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The tables below present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) for our operations at the Greens Creek and Lucky Friday units for the years ended December 31, 2012, 2011 and 2010 (in thousands, except costs per ounce).

Total cash costs include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining expense, on-site general and administrative costs, royalties and mining production taxes, net of by-product revenues earned from all metals other than the primary metal produced at each unit. Total cash costs provide management and investors an indication of net cash flow, after consideration of the realized price received for production sold. Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective. “Total cash cost per ounce” is a measure developed by precious metals companies in an effort to provide a uniform standard for comparison purposes; however, there can be no assurance that our reporting of this non-GAAP measure is similar to that reported by other mining companies.

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

	Total, All Properties
	Year ended December 31,
	2012	2011	2010
Total cash costs	$17,262	$10,934	$(15,435)
Divided by silver ounces produced	6,394	9,483	10,566
Total cash cost per silver ounce produced	$2.70	$1.15	$(1.46)
Reconciliation to GAAP:
Total cash costs	$17,262	$10,934	$(15,435)
Depreciation, depletion and amortization	43,522	47,066	60,011
Treatment costs	(73,355)	(99,019)	(92,144)
By-product credits	190,916	254,372	267,272
Change in product inventory	(1,381)	(4,805)	3,660
Suspension-related costs 1	—	4,135	—
Reclamation and other costs	663	(44)	630
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$177,627	$212,639	$223,994

	Greens Creek Unit
	Year ended December 31,
	2012	2011	2010
Total cash costs	$17,262	$(8,387)	$(28,073)
Divided by silver ounces produced	6,394	6,498	7,207
Total cash cost per silver ounce produced	$2.70	$(1.29)	$(3.90)
Reconciliation to GAAP:
Total cash costs	$17,262	$(8,387)	$(28,073)
Depreciation, depletion and amortization	43,522	41,013	51,671
Treatment costs	(73,355)	(79,134)	(73,817)
By-product credits	190,916	205,961	214,462
Change in product inventory	(1,381)	(4,966)	3,685
Reclamation and other costs	663	(81)	567
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$177,627	$154,406	$168,495

	Lucky Friday Unit
	Year ended December 31,
	2012	2011	2010
Total cash costs	$—	$19,321	$12,638
Divided by silver ounces produced	—	2,985	3,359
Total cash cost per silver ounce produced	$—	$6.47	$3.76
Reconciliation to GAAP:
Total cash costs	$—	$19,321	$12,638
Depreciation, depletion and amortization	—	6,053	8,340
Treatment costs	—	(19,885)	(18,327)
By-product credits	—	48,411	52,810
Change in product inventory	—	161	(25)
Suspension-related costs 1	—	4,135	—
Reclamation and other costs	—	37	63
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$—	$58,233	$55,499

1  Various accidents and other events resulted in temporary suspensions of production at the Lucky Friday unit during 2011 and throughout 2012.  See the Lucky Friday Segment section for further discussion.  Care-and-maintenance, mine rehabilitation, investigation, and other costs incurred during the suspension periods not related to production have been excluded from total cash costs and the calculation of total cash cost per silver ounce produced.

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	December 31, 2012	December 31, 2011	December 31, 2010
Cash and cash equivalents held in U.S. dollars	$190.5	$266.4	$283.1
Cash and cash equivalents held in foreign currency	0.4	0.1	0.5
Marketable equity securities, current	—	—	1.5
Marketable equity securities, non-current	9.6	3.9	1.2
Total cash, cash equivalents and investments	$200.5	$270.4	$286.3

Cash and cash equivalents held in U.S. dollars decreased in 2012, as discussed below. Cash held in foreign currencies represent nominal balances in Canadian dollars and Mexican pesos.  The value of non-current marketable equity securities increased by $5.7 million due to investments in junior mining companies in the second half of 2012.

In 2011, we settled Hecla Limited's Coeur d'Alene Basin environmental litigation and related claims pursuant to a  Consent Decree entered by the Court on September 8, 2011.  Payments of approximately $168 million and $25 million (and related interest) were made in October 2011 and 2012, respectively, pursuant to the terms of the Consent Decree. Hecla Limited remains obligated under the Consent Decree to make payments totaling $70.5 million, plus interested, over the next year-and-a-half.  See Note 4 of Notes to Consolidated Financial Statements for more information.

The #4 Shaft project, which is discussed further in the Lucky Friday Segment section above, is expected to involve capital expenditures of approximately $200 million, including approximately $92 million that has been spent on the project as of December 31, 2012.

Pursuant to our common stock dividend policy described in Note 8 of Notes to Consolidated Financial Statements, our Board of Directors declared and paid common dividends totaling $17.1 million in 2012, and declared a dividend totaling $3.6 million in February 2013, payable in March 2013.  Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter.  Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.  Assuming no change from the current number of common shares outstanding, aggregate cash dividends under this policy would total approximately $3.6 million per quarter if average realized silver prices are between $30 and $35 per ounce and $6.4 million per quarter if silver prices are between $35 and $40 per ounce, if declared by the Board of Directors.

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.    The repurchase program may be modified, suspended or discontinued by us at any time.  As of December 31, 2012, 350,300 shares have been repurchased under the program, at an average price of $5.54 per share, leaving 19.65 million shares that may yet be purchased under the program as of year end.  The closing price of our common stock at February 21, 2013, was $4.90 per share.

As discussed in The Greens Creek Segment section above, we anticipate that in 2013 we will complete development of a revised plan for reclamation and closure of the Greens Creek mine at the end of its life.  Although revision of the plan has not been completed, preliminary work has led us to believe that it will result in a significant increase in estimated closure costs, which will require us to provide increased bond coverage.  In the fourth quarter of  2012, we updated our asset retirement obligation at Greens Creek to reflect a preliminary revised reclamation and closure plan having estimated undiscounted costs of approximately $73.9 million.  The previous estimated closure plan of $53.4 million is covered by an unsecured bond requiring no restriction of cash balances.  However, it is currently unknown whether, and to what extent, bonding for the revised plan will be secured by cash or if it will be available in the amount required.

As a result of our current cash balance, the performance of our operations, current metals prices, and full availability of our $150 million revolving credit agreement, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing if needed will be adequate to meet our obligations during the next 12 months, including the required environmental settlement payments previously discussed, capital outlays for the #4 Shaft project,  potential repurchases of our common stock under the program described above, and payment of potential common stock dividends, if declared by our Board of Directors.  We currently estimate that a total of approximately $152 million will be spent on capital expenditures for equipment, infrastructure, and development at our Lucky Friday and Greens Creek units in 2013.  We also estimate that exploration and pre-development expenditures will total approximately $52 million in 2013. However, capital, exploration, and pre-development expenditures may change based upon our financial position, metals prices, and other considerations.  Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate costs, sources of liquidity available to us, and other factors.  However, a sustained downturn in metals prices or significant increase in operational or capital costs, other uses of cash, or other factors beyond our control could impact our plans.

	Year Ended December 31,
	2012	2011	2010
Cash provided by operating activities (in millions)	$69.0	$69.9	$197.8

Cash provided by operating activities decreased by $0.9 million in 2012 compared to 2011 due to lower income, adjusted for non-cash items, due primarily to the suspension of production at our Lucky Friday unit during 2012 (see the Lucky Friday Segment section above for more information).  The variance in income was offset by working capital and other asset and liability changes that decreased cash flow by $34.1 million in 2012 compared to a $162.4 million decrease in 2011.  The larger decrease in 2011 is primarily the result of the approximately $168 million litigation settlement payment discussed further below.

Cash provided by operating activities decreased by $127.9 million in 2011 compared to 2010 due to working capital and other asset and liability changes.  This is partially offset by higher income, as adjusted for non-cash items, due to higher prices for all four metals produced at our operations.  Working capital and other asset and liability changes decreased cash flow by $162.4 million in 2011, compared to a $8.1 million increase in 2010.  The $170.5 million difference is due to decreases in accrued reclamation and closure costs, accounts payable, accrued taxes, and other non-current liabilities and increased inventory, partially offset by lower accounts receivable and higher accrued payroll and related benefits.  The decrease in accrued reclamation and closure costs is due primarily to approximately $168 million paid in October 2011 as part of the Coeur d'Alene Basin litigation settlement.  Accounts payable also decreased due to payment of the final quarterly dividend on the 6.5% Mandatory Convertible Preferred Stock in January 2011, and a reduction in payables related to settled base metal forward contracts.   Accrued tax balances decreased during the year due to pre-payments of tax in excess of our estimated liability for the year and the refund of Alaska mine license tax related to the amendment of tax returns for previous years. Other non-current liabilities decreased as a result of  a reduction in accruals for long-term incentive compensation.  The decrease in accounts receivable and increase in inventory balances is due to the timing of concentrate shipments at our Greens Creek unit.  Accrued payroll and related benefits balances increased due to the addition of personnel during the year and higher accruals for short-term incentive compensation.

At current prices, we would expect cash provided by operating activities for 2013 to be comparable to or higher than levels for 2012.

	Year Ended December 31,
	2012	2011	2010
Cash used in investing activities (in millions)	$118.0	$79.8	$64.8

Capital expenditures, excluding non-cash capital lease additions, for 2012 totaled $113.1 million, including $54.3 million at Lucky Friday and $50.4 million at Greens Creek, compared to a total of $87.5 million in 2011.  2012 capital expenditures at Lucky Friday included approximately $26.4 million spent on rehabilitation of the Silver Shaft, compared to $35.8 million spent on the #4 Shaft project in 2011.  Shaft sinking activities on the #4 Shaft were temporarily suspended during 2012 as work on the Silver Shaft was being completed, as further discussed in the Lucky Friday Segment section above.  Capital expenditures were higher at Greens Creek in 2012 compared to 2011 primarily as a result of increased mine development.  There was substantially no change to our restricted cash balances in 2012 compared to a $6.2 million net decrease in 2011.  We acquired stock in other mining companies for approximately $5.8 million in 2012, with no comparable investment made in the previous year.

The total $87.5 million spent on capital projects in 2011, which included $49.4 million at Lucky Friday and $36.8 million at Greens Creek, was, in the aggregate, $20.1 million higher than total capital expenditures of $67.4 million in 2010.  2010 capital expenditures included $50.9 million spent for projects at Lucky Friday and $16.5 million for Greens Creek. The increase in capital spending was due, in part, to advancement of various surface infrastructure projects at Greens Creek.  Our restricted cash balances for environmental bonds were reduced by $9.4 million in 2011 versus $1.5 million in 2010.  Sales of investments yielded $1.4 million in 2011 compared to $1.1 million in 2010.

We expect total capital expenditures to be approximately $145 million in 2013.

	Year Ended December 31,
	2012	2011	2010
Cash provided by (used in) financing activities (in millions)	$(26.5)	$(7.2)	$45.9

2012 cash used in financing activities included $17.2 million paid in common stock dividends, under the policy described above, and $0.6 million in dividends to holders of our Series B Preferred Stock compared to $5.6 million and $3.8 million, respectively, in common and preferred dividends paid in 2011.  We also purchased shares of our common stock for $2.1 million in 2012, with $1.9 million of that amount related to our stock repurchase program discussed above.  Repayments of capital leases totaled $5.9 million in 2012, with the increase from 2011 resulting primarily from additions of equipment acquired under capital leases at Greens Creek during the year.

Cash provided by financing activities for 2011 included $5.8 million in proceeds from the exercise of warrants and stock options compared to $53.1 million in 2010 (see Note 9 of Notes to Consolidated Financial Statements for more information).    We paid cash dividends on preferred stock of $3.8 million in 2011  compared to $4.5 million in 2010, with $3.3 million of the 2011 dividends representing the last dividend on our 6.5% Mandatory Convertible Preferred Stock, which converted to shares of our common stock in January 2011.  Repayments on our capital leases were $2.9 million in 2011 versus $1.8 million in 2010.

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders, certain capital expenditures, our credit facility (as modified by amendments), and lease arrangements as of December 31, 2012 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Purchase obligations (1)	$5,785	$—	$—	$—	$5,785
Commitment fees (2)	1,238	1,960	—	—	3,198
Contractual obligations (3)	3,895	—	—	—	3,895
Capital lease commitments (4)	6,049	10,439	1,931	—	18,419
Operating lease commitments (5)	3,087	4,548	2,494	3,848	13,977
Coeur d'Alene Basin litigation settlement (6)	15,000	55,499	—	—	70,499
Surety maintenance fees (6)	371	218	—	—	589
Defined benefit pension plans (7)	1,000	—	—	—	1,000
Supplemental executive retirement plan (7)	322	643	676	2,437	4,078
Total contractual cash obligations	$36,747	$73,307	$5,101	$6,285	$121,440

(1)
Consist of open purchase orders of approximately $4.5 million at the Greens Creek unit and $1.2 million at the Lucky Friday unit.  Included in these amounts are approximately $4.1 million and $0.9 million related to various capital projects at the Greens Creek and Lucky Friday units, respectively.

(2)
In October 2009, we entered into a $60 million revolving credit agreement, which was amended several times to increase the amount available under the credit agreement to $150 million. We are required to pay a standby fee, dependent on our leverage ratio, of between 0.825% and 1.05% per annum on undrawn amounts under the revolving credit agreement. There was no amount drawn under the revolving credit agreement as of December 31, 2012, and the amounts above assume no amounts will be drawn during the agreement's term.  For more information on our credit facility, see Note 6 of Notes to Consolidated Financial Statements.

(3)
As of December 31, 2012, we were committed to approximately $3.4 million for various capital projects. Total contractual obligations at December 31, 2012 also include approximately $0.5 million for commitments relating to non-capital items.

(4)
Includes scheduled capital lease payments of $15.0 million and $3.4 million (including interest), respectively, for equipment at our Greens Creek and Lucky Friday units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods.  See Note 6 of Notes to Consolidated Financial Statements for more information.

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

(6)
On September 8, 2011, a Consent Decree settling the Coeur d'Alene Basin environmental litigation and related claims was entered by the U.S. District Court in Idaho.  As of December 31, 2012, our remaining obligation under the terms of the settlement include (i) $15 million in cash by October 8, 2013 and (ii) approximately $55.5 million  by August 2014, in the form of quarterly payments of the proceeds from the exercise of any outstanding Series 1 and Series 3 warrants  during the quarter, with the remaining balance, if any, due in August 2014.  These payments are secured by a third party surety for which Hecla Limited pays an annual maintenance fee of 0.556% of the remaining obligation balance.

(7)
We sponsor defined benefit pension plans covering substantially all U.S. employees and provide certain post-retirement benefits for qualifying retired employees, along with a supplemental executive retirement plan.  These amounts represent our estimate of the future funding requirements for these plans.  See Note 8 of Notes to Consolidated Financial Statements for more information.

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At December 31, 2012, our liabilities for these matters totaled $113.2 million, including $70.5 million for future payments relating to the Coeur d'Alene River Basin litigation settlement.   On September 8, 2011 a Consent Decree settling the Coeur d'Alene Basin environmental litigation and related claims was entered by the U.S. District Court in Idaho.  See the Financial Liquidity and Capital Resources section above for more information on the financial terms of the settlement.  Future expenditures related to closure, reclamation and environmental expenditures at our other sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 4 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At December 31, 2012, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under Part I, Item 1A. - Risk Factors, metals prices have historically been volatile.   Silver demand arises from investment demand, particularly in Exchange-Traded Funds, and industrial and consumer demand.  Investment demand for silver and gold has been relatively strong over the past three years and is influenced by various factors, including:  the value of the U.S. Dollar and other currencies, expanding U.S. budget deficits, widening availability of exchange-traded commodity funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertain  economic conditions could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth.  Consumer demand is driven significantly by demand for jewelry and similar retail products. We believe that global economic conditions are improving, though slowly and unevenly, and that industrial trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer and industrial demand growth for silver.  However, there can be no assurance whether these trends will continue or to how they will impact prices of the metals we produce. We are also impacted by fluctuations in prices for zinc, lead, and gold, which are also tied to economic conditions and the amount of available supply.  We have recorded in the past impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

Processes supporting valuation of our assets and liabilities that are most significantly affected by prices include analysis of asset carrying values, depreciation, reserves, and deferred income taxes. On at least an annual basis - and more frequently if circumstances warrant - we examine our depreciation rates, reserve estimates, and the valuation allowances on our deferred tax assets. We examine the carrying values of our assets as changes in facts and circumstances warrant.  In our analysis of carrying values and deferred taxes, we apply several pricing views to our forecasting model, including current prices, analyst price estimates, forward-curve prices, and historical prices (see Mineral Reserves, below, regarding prices used for reserve estimates). Using applicable accounting guidance and estimates of future metals prices, we use the average of the various methods to determine whether the values of our assets are fairly stated, and to determine the level of valuation allowances, if any, on our deferred tax assets.  In addition, estimates of future metals prices are used in the valuation of certain assets in the determination of the purchase price allocations for our acquisitions (see Business Combinations below).

Sales of all metals products sold directly to smelters are recorded as revenues when title and risk of loss transfer to the smelter (generally at the time of shipment) at estimated forward metals prices for the estimated month of settlement. Due to the time elapsed between the time of shipment to the smelter and final settlement with the smelter, we estimate the prices at which sales of our metals will be settled. Previously recorded sales and trade accounts receivable are adjusted to estimated settlement metals prices until final settlement by the smelter. Changes in metals prices between shipment and final settlement result in changes to revenues and accounts receivable previously recorded upon shipment.  As a result, our trade accounts receivable balances are subject to changes in metals prices until final settlement occurs.  For more information, see part N. Revenue Recognition of Note 1 of Notes to Consolidated Financial Statements.

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

Obligations for Environmental, Reclamation and Closure Matters

The most significant liability on our balance sheet is for accrued reclamation and closure costs.  Of our $113.2 million total accrued reclamation and closure cost balance as of December 31, 2012, approximately $70.8 million is fixed by the terms of the Coeur d'Alene Basin litigation settlement, with much of the remaining balance subject to uncertainty.  We have estimated our liabilities under appropriate accounting guidance, and on at least an annual basis -  and more frequently if warranted - management reviews our liabilities with our Audit Committee. However, the ranges of liability could exceed the liabilities recognized.  If substantial damages were awarded, claims were settled, or remediation costs incurred in excess of our accruals, our financial results or condition could be materially adversely affected.

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

Reserves are a key component in valuation of our properties, plants and equipment.  Our estimates of reserves, mineralized material, and other resources at our operations are used in determining appropriate rates of units-of-production depreciation, with net book value of many assets depreciated over the estimated mine lives. Reserves, mineralized material, and other resources included in our mine plans are also a key component in forecasts, with which we compare future cash flows to current asset values to ensure that carrying values are reported appropriately. Estimates of reserves, mineralized material, and other resources also play a key role in the valuation of certain assets in the determination of the purchase price allocations for acquisitions (see Business Combinations below).  Reserves are a culmination of many estimates and are not guarantees that we will recover the indicated quantities of metals.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, which, among other things, amended Subtopic 220 with respect to the presentation of other comprehensive income and its components in the financial statements.  The update amended Subtopic 220 so that a SEC filer may present other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  The filer is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.  The amendments in this update apply to both annual and interim periods beginning after December 15, 2011, with the exception of the amendment regarding presentation of reclassification adjustments, which has been deferred to a later date.  Adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In December of 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which enhances disclosure requirements regarding an entity's financial instruments and derivative instruments that are offset or subject to a master netting arrangement. This information about offsetting and related netting arrangements will enable users of financial statements to understand the effect of those arrangements on the entity's financial position, including the effect of rights of setoff. The amendments are required for annual reporting periods beginning after January 1, 2013, and interim periods within those annual periods. We are evaluating the impact of this guidance, but do not anticipate it will have a material impact on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at December 31, 2012, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Part I, Item 1A. – Risk Factors).

Commodity-Price Risk Management

At times, we may use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals that we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to price fluctuations. These instruments do, however, expose us to (i) credit risk in the event of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production contained under contract positions.

We use financially-settled forward contracts to sell lead and zinc at fixed prices for settlement at approximately the same time that our unsettled concentrate sales contracts will settle.  The settlement of each concentrate lot is based on the average spot price of the metal during the month of settlement, which may differ from the prices used to record the sale when the sale takes place.  The objective of the contracts is to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  We recognized a $1.3 million net loss on the contracts during 2012, which is included in sales of products.  The net losses recognized on the contracts offset price adjustments on our provisional concentrate sales related to changes to lead and zinc prices between the time of sale and final settlement.

We also use financially-settled forward contracts to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  We recognized a $10.5 million net loss on the contracts, which includes $18.4 million in gains realized on settled contracts during 2012. The net losses on these contracts are included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.  The losses recognized during 2012 are the result of increasing lead and zinc prices during the end of the year.  This program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following table summarizes the quantities of base metals committed under forward sales contracts at December 31, 2012:

	Pounds under contract (in thousands)		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2013 settlements	14,991	6,945	$0.95	$1.00

Contracts on forecasted sales
2013 settlements	35,935	32,794	$0.96	$1.11
2014 settlements	30,203	33,069	$0.98	$1.03
2015 settlements	3,307	23,534	$1.01	$1.06

As further discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, The Lucky Friday Segment, production at the Lucky Friday mine was temporarily suspended due to the requirement to remove built-up cementitious material from the Silver Shaft.  As a result, during the first quarter of 2012, we liquidated forward contracts related to forecasted Lucky Friday base metal sales for total net proceeds of $3.1 million.

Provisional Sales

Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfers to the smelter (generally at the time of shipment) at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the smelter and the final settlement with the smelter we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the smelter.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A - Risk Factors - A substantial or extended decline in metals prices would have a material adverse effect on us for more information).  At December 31, 2012, metals contained in concentrates and exposed to future price changes totaled approximately 0.8 million ounces of silver, 3,912 ounces of gold, 12,189 tons of zinc, and 3,887 tons of lead.  If the price for each metal were to change by one percent, the change in the total value of the concentrates sold would be approximately $0.6 million.  However, as noted in Commodity-Price Risk Management above, we utilize a program designed to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our zinc and lead sales.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included herein beginning on page F-1. Financial statement schedules are omitted as they are not applicable or the information required is included in the Consolidated Financial Statements.

The following table sets forth supplementary financial data (in thousands, except per share amounts) for each quarter of the years ended December 31, 2012 and 2011, derived from our unaudited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our Consolidated Financial Statements.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
2012
Sales of products	$81,100	$81,871	$67,019	$91,153	$321,143
Gross profit	$34,037	$37,309	$23,968	$48,202	$143,516
Net income (loss) 1	$743	$(885)	$2,524	$12,572	$14,954
Preferred stock dividends	$(138)	$(138)	$(138)	$(138)	$(552)
Income (loss) applicable to common shareholders	$605	$(1,023)	$2,386	$12,434	$14,402
Basic income per common share	$—	$—	$0.01	$0.04	$0.05
Diluted income per common share	$—	$—	$0.01	$0.04	$0.05

2011
Sales of products	$102,867	$120,543	$117,860	$136,364	$477,634
Gross profit	$49,826	$67,805	$67,791	$79,573	$264,995
Net income (loss)	$18,569	$55,921	$33,317	$43,357	$151,164
Preferred stock dividends	$(138)	$(138)	$(138)	$(138)	$(552)
Income (loss) applicable to common shareholders	$18,431	$55,783	$33,179	$43,219	$150,612
Basic income (loss) per common share	$0.07	$0.20	$0.12	$0.16	$0.54
Diluted income (loss) per common share	$0.06	$0.19	$0.11	$0.15	$0.51

1)
During 2012, we experienced a temporary suspension of production at our Lucky Friday unit, which resulted in reduced revenue and net income in 2012 compared to 2011.  For additional information, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - The Lucky Friday Segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2012, based on these criteria.

An evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of the end of the reporting period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of December 31, 2012, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Our internal control over financial reporting as of December 31, 2012 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in the attestation report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Hecla Mining Company
Coeur d'Alene, Idaho

We have audited Hecla Mining Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hecla Mining Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Hecla Mining Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hecla Mining Company as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Spokane, Washington
February 25, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

In accordance with our Certificate of Incorporation, our Board of Directors is divided into three classes. The terms of office of the directors in each class expire at different times. The directors are elected for three-year terms. The Effective Dates listed below for each director is their current term of office. All officers are elected for a term, which ordinarily expires on the date of the meeting of the Board of Directors immediately following the Annual Meeting of Shareholders. The positions and ages listed below are as of the date of our next Annual Meeting of Shareholders in May 2013. There are no arrangements or understandings between any of the directors or officers and any other person(s) pursuant to which such officers were elected.

	Age at May 16, 2013	Position and Committee Assignments	Effective Dates
Phillips S. Baker, Jr.	53	President and CEO, Director (1)	5/12 — 5/13 5/11 — 5/14
James A. Sabala	58	Senior Vice President and Chief Financial Officer	5/12 — 5/13
Lawrence P. Radford	52	Vice President - Operations	5/12 — 5/13
Dr. Dean W.A. McDonald	56	Vice President – Exploration	5/12 — 5/13
Don Poirier	54	Vice President – Corporate Development	5/12 — 5/13
David C. Sienko	44	Vice President and General Counsel	5/12 — 5/13
John H. Bowles	67	Director (1,2,5)	5/12 — 5/15
Ted Crumley	68	Director and Chairman of the Board (1,4)	5/10 — 5/13
George R. Nethercutt, Jr.	68	Director (3,4)	5/12 — 5/15
Terry V. Rogers	66	Director (2,4,5)	5/10 — 5/13
Charles B. Stanley	54	Director (2,3,5)	5/10 — 5/13
Dr. Anthony P. Taylor	71	Director (3,4,5)	5/11 — 5/14

(1)              Member of Executive Committee

(2)              Member of Audit Committee

(3)              Member of Corporate Governance and Directors Nominating Committee

(4)              Member of Compensation Committee

(5)              Member of Health, Safety, Environmental and Technical Committee

Phillips S. Baker, Jr., has been our Chief Executive Officer since May 2003; President since November 2001; and a director since November 2001. Prior to that, Mr. Baker was our Chief Financial Officer from May 2001 to June 2003; Chief Operating Officer from November 2001 to May 2003; and Vice President from May 2001 to November 2001. Prior to joining us, Mr. Baker served as Vice President and Chief Financial Officer of Battle Mountain Gold Company (a gold mining company) from March 1998 to January 2001.  Mr. Baker served as a director of Questar Corporation (a U.S. natural gas-focused exploration and production, interstate pipeline and local distribution company) from February 2004 to June 2010, and has served as a director for QEP Resources, Inc. (a natural gas and oil exploration and production company) since May 2010.

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

Lawrence P. Radford was appointed Vice President – Operations, in October 2011. Prior to his appointment, Mr. Radford was Vice President of South American Operations for Kinross Gold Corporation at its South America operation (a gold mining operation) from April 2010 to September 2011.  Mr. Radford held various other positions at Kinross from June 2007 to March 2010. He was General Manager for Barrick Gold Corporation at its Cowal operation (a gold mining operation) in West Wyalong, NSW, Australia from January 2006 to May 2007. Mr. Radford also held various positions with Barrick from 1990 to December 2005.  Prior to that, he was Planning and Project Engineer for Nerco Delamar Company (a mining company) from 1988 to 1989 and Mining Engineer for Coeur d'Alene Mines Corporation from 1984 to 1988.

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

David C. Sienko was appointed Vice President and General Counsel in January 2010.  Prior to his appointment, Mr. Sienko was a partner with the law firm K&L Gates LLP (formerly Bell, Boyd & Lloyd LLP) from 2004 to January 2010, where he specialized in securities, mergers and acquisitions, and corporate governance.  Mr. Sienko was also an associate at Bell, Boyd & Lloyd, LLP, from 2000 to 2004 and at Locke Lord from 1998 to 2000, as well as an attorney with the Securities and Exchange Commission from 1995 to 1998.

John H. Bowles was elected by the shareholders to Hecla's Board of Directors in May 2006.  Mr. Bowles was a partner in the Audit and Assurance Group of PricewaterhouseCoopers LLP (an accounting firm) from April 1976 until his retirement in June 2006. He concentrated his practice on public companies operating in the mining industry. Mr. Bowles has been a Director of Mercator Minerals LTD. (a copper, molybdenum and silver producing company) since April 2011, Director of HudBay Minerals Inc. (a zinc, copper, gold and silver mining company) from May 2006 to March 2009, as well as a Director of Boss Power Corp. (a mineral exploration company) since September 2007.  He holds Fellowships in both the British Columbia Institute of Chartered Accountants and the Canadian Institute of Mining and Metallurgy. Mr. Bowles was also the Treasurer of Mining Suppliers Association of British Columbia (an association of providers of equipment, products and related services to the British Columbia mining industry) from May 1999 to May 2012. He has been Director Emeritus of Ducks Unlimited Canada (a national, private, non-profit wetland conservation organization), since March 1996.

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

George R. Nethercutt, Jr., was appointed to Hecla's Board of Directors in February 2005. Mr. Nethercutt has served as a principal of Nethercutt Consulting LLC (a strategic planning and consulting firm), since January 2007. Prior to that, Mr. Nethercutt was a principal of Lundquist, Nethercutt & Griles, LLC (a strategic planning and consulting firm) from February 2005 to January 2007. Mr. Nethercutt has also been a board member for the Washington Policy Center (a public policy organization providing high quality analysis on issues relating to the free market and government regulation) since January 2005. In September 2010, Mr. Nethercutt was appointed Of Counsel with the law firm of Lee & Hayes PLLC.  Mr. Nethercutt serves as a board member of ARCADIS Corporation (an international company providing consultancy, engineering and management services), the Board of Chancellors for the Juvenile Diabetes Research Foundation International (a charity and advocate of juvenile diabetes research worldwide), and served as U.S. Chairman of the Permanent Joint Board on Defense - U.S./Canada from April 2005 to December 2009. He is the founder and Chairman of the George Nethercutt Foundation (a charitable non-profit educational foundation) formed in February 2007.  From 1995 to 2005, Mr. Nethercutt served in the U.S. House of Representatives, including House Appropriations subcommittees on Interior, Agriculture and Defense and the Science Committees subcommittee on Energy. He has been a member of the Washington State Bar Association since 1972.

Charles B. Stanley was elected to Hecla’s Board of Directors in May 2007.  Mr. Stanley has been the Chief Executive Officer, President and Director of QEP Resources, Inc. (a natural gas and oil exploration and production company) since May 2010, and Chairman of QEP's board of directors since May 2012.  He served as Chief Operating Officer of Questar Corporation (a U.S. natural gas-focused exploration and production, interstate pipeline and local distribution company) from March 2008 to June 2010, and also as its Executive Vice President and Director from February 2002 to June 2010.

Terry V. Rogers was elected to Hecla’s Board of Directors in May 2007.  Mr. Rogers was the Senior Vice President and Chief Operating Officer of Cameco Corporation (uranium producer) from February 2003 until his retirement in June 2007.  Mr. Rogers also served as President of Kumtor Operating Company (a gold producing company and a division of Cameco Corporation) from 1999 to 2003.  He has also served as a Director for Centerra Gold Inc. (a gold mining company) since February 2003.

Dr. Anthony P. Taylor has served as a director since May 2002. Dr. Taylor has been the President, CEO and Director of Selex Resources Ltd. (a private Ontario Corporation engaged in mineral exploration) since January 2012.  He previously served as Executive Chairman and Director of Crown Gold Corporation (a public Canadian minerals exploration company) from August 2010 to August 2012, and President, CEO and Director of Gold Summit Corporation (a public Canadian minerals exploration company) from October 2003 to August 2010.  He has served as President and Director of Caughlin Preschool Corporation (a private Nevada corporation that operates a preschool) since October 2001.

Information with respect to our directors is set forth under the caption “Proposal 1 - Election of Directors” in our proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 16, 2013 (the Proxy Statement), which information is incorporated herein by reference.

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

HECLA MINING COMPANY

By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	February 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Phillips S. Baker, Jr.	2/25/2013	/s/ Ted Crumley	2/25/2013
Phillips S. Baker, Jr. President, Chief Executive Officer and Director (principal executive officer)	Date	Ted Crumley Director	Date

/s/ James A. Sabala	2/25/2013	/s/ Charles B. Stanley	2/25/2013
James A. Sabala Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	Date	Charles B. Stanley Director	Date

/s/ John H. Bowles	2/25/2013	/s/ George R. Nethercutt, Jr.	2/25/2013
John H. Bowles Director	Date	George R. Nethercutt, Jr. Director	Date

/s/ Terry V. Rogers	2/25/2013	/s/ Anthony P. Taylor	2/25/2013
Terry V. Rogers Director	Date	Anthony P. Taylor Director	Date

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Hecla Mining Company
Coeur d'Alene, Idaho

We have audited the accompanying consolidated balance sheets of Hecla Mining Company as of December 31, 2012 and 2011 and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hecla Mining Company at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hecla Mining Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Spokane, Washington
February 25, 2013

Hecla Mining Company and Subsidiaries
 Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$190,984	$266,463
Accounts receivable:
Trade	17,555	10,996
Other, net	7,466	9,313
Inventories:
Concentrates, doré, stockpiled ore, and metals in transit and in-process	15,073	13,692
Materials and supplies	13,564	12,503
Current deferred income taxes	29,398	27,810
Other current assets	8,858	21,967
Total current assets	282,898	362,744
Non-current investments	9,614	3,923
Non-current restricted cash and investments	871	866
Properties, plants, equipment and mineral interests, net	996,659	923,212
Non-current deferred income taxes	86,365	88,028
Other non-current assets	1,883	17,317
Total assets	$1,378,290	$1,396,090
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$43,162	$37,831
Accrued payroll and related benefits	10,760	12,878
Accrued taxes	12,321	10,354
Current portion of capital leases	5,564	4,005
Current portion of accrued reclamation and closure costs	19,845	42,248
Other current liabilities	3,335	—
Total current liabilities	94,987	107,316
Long-term capital leases	11,935	6,265
Accrued reclamation and closure costs	93,370	111,563
Other non-current liabilities	40,047	30,833
Total liabilities	240,339	255,977
Commitments and contingencies (Notes 2, 3, 4, 6, 7, 8, and 10)
SHAREHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, authorized 500,000,000 shares; issued and outstanding 2012 — 285,209,848 shares and 2011 — 285,289,924 shares	71,499	71,420
Capital surplus	1,218,283	1,215,229
Accumulated deficit	(123,288)	(120,557)
Accumulated other comprehensive loss, net	(23,918)	(23,498)
Less treasury stock, at cost; 2012 — 788,288 shares and 2011 — 392,645 shares	(4,664)	(2,520)
Total shareholders’ equity	1,137,951	1,140,113
Total liabilities and shareholders’ equity	$1,378,290	$1,396,090

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income
(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Sales of products	$321,143	$477,634	$418,813
Cost of sales and other direct production costs	134,105	165,573	163,983
Depreciation, depletion and amortization	43,522	47,066	60,011
Total cost of sales	177,627	212,639	223,994
Gross profit	143,516	264,995	194,819
Other operating expenses:
General and administrative	21,253	18,540	18,219
Exploration	31,822	26,959	21,605
Pre-development	17,916	4,446	—
Other operating expense	4,423	7,658	5,334
Loss on disposition of property, plants, equipment and mineral interests	275	—	80
Lucky Friday suspension-related costs	25,309	—	—
Provision for closed operations and environmental matters	4,652	9,747	201,136
Total other operating expense	105,650	67,350	246,374
Income (loss) from operations	37,866	197,645	(51,555)
Other income (expense):
Gain (loss) on derivative contracts	(10,457)	37,988	(20,758)
Net gain on sale of investments	—	611	588
Loss on impairment of investments	(1,171)	(140)	(739)
Interest and other income (expense)	22	(87)	126
Interest expense	(2,427)	(2,875)	(2,211)
Total other income (expense):	(14,033)	35,497	(22,994)
Income (loss) before income taxes	23,833	233,142	(74,549)
Income tax benefit (provision)	(8,879)	(81,978)	123,532
Net income	14,954	151,164	48,983
Preferred stock dividends	(552)	(552)	(13,633)
Income applicable to common shareholders	$14,402	$150,612	$35,350

Comprehensive income:
Net income	$14,954	$151,164	$48,983
Unrealized gain (loss) and amortization of prior service on pension plans	(1,644)	(7,754)	(1,653)
Unrealized holding gains (losses) on investments	53	(767)	(21)
Reclassification of impairment of investments included in net income	1,171	140	739
Total change in accumulated other comprehensive loss, net	$(420)	$(8,381)	$(935)
Comprehensive income	$14,534	$142,783	$48,048
Basic income per common share after preferred dividends	$0.05	$0.54	$0.14
Diluted income per common share after preferred dividends	$0.05	$0.51	$0.13
Weighted average number of common shares outstanding – basic	285,375	280,956	251,146
Weighted average number of common shares outstanding – diluted	297,566	297,033	269,601

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$14,954	$151,164	$48,983
Non-cash elements included in net income:
Depreciation, depletion and amortization	50,113	47,348	60,235
Net gain on sale of investments	—	(611)	(588)
Loss on impairment of investments	1,171	140	739
Loss on disposition of properties, plants, equipment and mineral interests	275	—	80
Provision for reclamation and closure costs	1,106	7,004	196,262
Deferred income taxes	546	76,944	(141,707)
Stock compensation	3,101	2,073	3,446
Amortization of loan origination fees	460	598	621
Amortization of intangible asset	—	—	1,380
(Gain) loss on derivative contracts	29,627	(53,545)	20,795
Other non-cash items	1,765	1,209	(495)
Change in assets and liabilities:
Accounts receivable	(4,713)	16,531	(9,404)
Inventories	(2,442)	(7,064)	2,335
Other current and non-current assets	610	2,164	3,279
Accounts payable and accrued liabilities	4,927	1,466	10,896
Accrued payroll and related benefits	(2,118)	2,090	(3,376)
Accrued taxes	1,967	(5,688)	9,802
Accrued reclamation and closure costs and other non-current liabilities	(32,333)	(171,932)	(5,474)
Net cash provided by operating activities	69,016	69,891	197,809
Investing activities:
Additions to properties, plants, equipment and mineral interests	(113,096)	(87,546)	(67,414)
Proceeds from sale of investments	—	1,366	1,138
Proceeds from disposition of properties, plants and equipment	886	113	29
Redemptions of restricted cash and investment balances	—	9,448	1,459
Increases in restricted cash and investment balances	(5)	(3,200)	—
Purchases of investments	(5,823)	—	—
Net cash used by investing activities	(118,038)	(79,819)	(64,788)
Financing activities:
Proceeds from exercise of warrants and stock options	—	5,786	53,093
Dividends paid to common shareholders	(17,121)	(5,592)	—
Dividend paid to preferred shareholders	(552)	(3,822)	(4,513)
Loan origination fees paid	(750)	(180)	(200)
Acquisition of treasury shares	(2,144)	(469)	(693)
Repayments of capital leases	(5,890)	(2,938)	(1,780)
Net cash provided by (used in) financing activities	(26,457)	(7,215)	45,907
Net increase (decrease) in cash and cash equivalents	(75,479)	(17,143)	178,928
Cash and cash equivalents at beginning of year	266,463	283,606	104,678
Cash and cash equivalents at end of year	$190,984	$266,463	$283,606
Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest	$1,968	$1,683	$584
Income tax payments	$3	$17,874	$11,075
Significant non-cash investing and financing activities:
Stock issued for acquisition of assets	$—	$33,831	$—
Capital leases acquired	$13,119	$6,935	$3,212
Accounts payable change relating to capital additions	$3,727	$8,687	$3,488
Preferred stock dividends paid in common stock	$—	$—	$22,891

See Notes 2 and 9 for additional non-cash investing and financing activities.

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries
 Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	Series B Preferred Stock	Series C Mandatory Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2010	$39	$504	$59,604	$1,121,076	$(300,915)	$(14,183)	$(640)	$865,485
Net income					48,983			48,983
Options granted				1,121				1,121
Options exercised (696,000 shares)			174	3,743			(718)	3,199
Stock issued to directors (82,000 shares)			20	410				430
Series B deferred dividends declared					(552)			(552)
6.5% Mandatory Convertible Preferred Stock dividends declared					(13,093)			(13,093)
Restricted stock units granted				1,895				1,895
Restricted stock unit distributions (480,000 shares)			120	(120)			(693)	(693)
Bonuses paid through stock issuances (1,046,000 shares)			262	(262)				—
Warrants exercised (14,215,000 shares)			3,553	46,341				49,894
6.5% Mandatory Convertible Preferred Stock dividends paid in common stock (3,886,000 shares)			971	5,547				6,518
Other comprehensive income						(934)		(934)
Balances, December 31, 2010	39	504	64,704	1,179,751	(265,577)	(15,117)	(2,051)	962,253
Net income					151,164			151,164
Options exercised (78,000 shares)			19	460				479
Stock issued to directors (43,000 shares)			11	331				342
Series B Preferred Stock dividends declared					(552)			(552)
Common stock dividends declared ($0.02 per common share)					(5,592)			(5,592)
Restricted stock units granted				1,671				1,671
Restricted stock unit distributions (321,000 shares)			80	(80)			(469)	(469)
6.5% Mandatory Convertible Preferred Stock dividends paid in common stock (18,872,000 shares)		(504	4,719	(4,215)				—
Bonuses and other compensation paid through stock issuances (8,000 shares)			2	58				60
Warrants exercised (2,147,000 shares)			536	4,771				5,307
Common stock issued for assets purchased (5,396,000 shares)			1,349	32,482				33,831
Other comprehensive loss						(8,381)		(8,381)
Balances, December 31, 2011	39	—	71,420	1,215,229	(120,557)	(23,498)	(2,520)	1,140,113
Net income					14,954			14,954
Stock issued to directors (78,000 shares)			19	336				355
Series B Preferred Stock dividends declared					(552)			(552)
Common stock dividends declared (3,000 shares, $0.06 per common share)			1	11	(17,133)			(17,121)
Restricted stock units granted				2,746				2,746
Restricted stock unit distributions (235,000 shares)			59	(39)			(203)	(183)
Repurchase of common shares (350,000 shares)							(1,941)	(1,941)
Other comprehensive loss						(420)		(420)
Balances, December 31, 2012	$39	$—	$71,499	$1,218,283	$(123,288)	$(23,918)	$(4,664)	$1,137,951

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

B.  Assumptions and Use of Estimates — Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. We consider our most critical accounting estimates to be future metals prices, obligations for environmental, reclamation and closure matters, mineral reserves, and valuation of business combinations. Other significant areas requiring the use of management assumptions and estimates relate to reserves for contingencies and litigation; asset impairments, including long-lived assets and investments; valuation of deferred tax assets; inventory net realizable value; and post-employment, post-retirement and other employee benefit assets and liabilities. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions.

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

F. Restricted Cash — Restricted cash and investments primarily represent investments in money market funds and bonds of U.S. government agencies and are restricted primarily for reclamation funding or surety bonds.  Restricted cash balances are carried at fair value.

G. Properties, Plants and Equipment – Costs are capitalized when it has been determined an ore body can be economically developed.  The development stage begins at new projects when our management and/or Board of Directors makes the decision to bring a mine into commercial production, and ends when the production stage, or exploitation of reserves, begins.  Expenditures incurred during the development and production stages for new facilities or new assets that extend the useful lives of existing facilities and major mine development expenditures are capitalized, including primary development costs such as costs of building access ways, shaft sinking, lateral development, drift development, ramps and infrastructure developments.

Costs for exploration, pre-development, secondary development at operating mines, and maintenance and repairs on capitalized property, plant and equipment are charged to operations as incurred.  Exploration costs include those relating to activities carried out (a) in search of previously unidentified mineral deposits, (b) at undeveloped concessions, or (c) at operating mines already containing proven and probable reserves, where a determination remains pending as to whether new target deposits outside of the existing reserve areas can be economically developed.  Pre-development activities involve costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of evidence of economic development, which is necessary to demonstrate future recoverability of these expenses. Secondary development costs are incurred for preparation of an ore body for production in a specific ore block, stope or work area, providing a relatively short-lived benefit only to the mine area they relate to, and not to the ore body as a whole.

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

Drilling and related costs of approximately $5.0 million, $3.6 million, and $3.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, met our criteria for capitalization listed above, at our properties that are in the production stage.

When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in current period net income (loss).  Idle facilities placed on standby basis are carried at the lower of net carrying value or estimated net realizable value.  The net carrying values of idle facilities on standby are written-down to salvage value upon reaching the end of the economic life.  Therefore, with the exception of depreciation recorded on mobile equipment used in ongoing exploration and reclamation efforts at such properties, we do not record depreciation on idle facilities when they are not in operation.

Included in property, plant and equipment on our consolidated financial statements are mineral interests, which are tangible assets that include acquired undeveloped mineral interests and royalty interests.  Undeveloped mineral interests include: (i) mineralized material and other resources which are measured, indicated or inferred with insufficient drill spacing or quality to qualify as proven and probable reserves; and (ii) inferred material not immediately adjacent to existing proven and probable reserves but accessible within the immediate mine infrastructure.  Residual values for undeveloped mineral interests represents the expected fair value of the interests at the time we plan to convert, develop, further explore or dispose of the interests and are evaluated at least annually.

H. Depreciation, Depletion and Amortization — Capitalized costs are depreciated or depleted using the straight-line method or unit-of-production method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 1 to 26 years, but do not exceed the useful life of the individual asset. Determination of expected useful lives for amortization calculations are made on a property-by-property or asset-by-asset basis at least annually. Our estimates for reserves, mineralized material, and other resources are a key component in determining our units of production depreciation rates. Our estimates of proven and probable ore reserves, mineralized material, and other resources may change, possibly in the near term, resulting in changes to depreciation, depletion and amortization rates in future reporting periods.

Undeveloped mineral interests are not amortized until such time as there is proven and probable reserves.  At that time, the basis of the mineral interest is amortized on a units-of-production basis.  Pursuant to our policy on impairment of long-lived assets (discussed further below), if it is determined that an undeveloped mineral interest cannot be economically converted to proven and probable reserves, the basis of the mineral interest is reduced to its net realizable value and an impairment loss is recorded to expense in the period in which it is determined to be impaired.

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

J. Proven and Probable Ore Reserves — At least annually, management reviews the reserves used to estimate the quantities and grades of ore at our mines which we believe can be recovered and sold economically. Management’s calculations of proven and probable ore reserves are based on engineering and geological estimates, including future metals prices and operating costs. From time to time, management obtains external audits of reserves. A partial third-party audit of 2012 reserves at Greens Creek was concluded during 2012.

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

K. Pension Plans and Other Post-retirement Benefits — We maintain pension plans covering substantially all U.S. employees and provide certain post-retirement benefits for qualifying retired employees. Pension benefits generally depend on length and level of service and age upon retirement. Substantially all benefits are paid through pension trusts. We contributed approximately $0.3 million related to our unfunded supplemental executive retirement plan in years 2012, 2011 and 2010, and expect to contribute $0.3 million related to this plan in 2013. We did not contribute to our other pension plans during 2011, but contributed approximately $1.1 million to the Hecla pension plan in 2012 and expect to contribute $1.0 million to our defined benefit plans in 2013.

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

We evaluate uncertain tax positions in a two-step process, whereby (i) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the related tax authority would be recognized.

We classify mine license taxes incurred in the states of Alaska and Idaho as other direct production costs reported in our gross profits. Our costs for mine license taxes for the years ended December 31, 2012, December 31, 2011, and December 31, 2010 were $5.7 million, $6.4 million, and $9.6 million, respectively. Approximately 98% or more of the taxes accrued in all three periods were for the State of Alaska.

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

At our non-operating properties, we accrue costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Accruals for estimated losses from environmental remediation obligations have historically been recognized no later than completion of the remedial feasibility study for such facility and are charged to current earnings to provision for closed operations and environmental matters. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management’s current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations.

Future closure, reclamation and environmental-related expenditures are difficult to estimate in many circumstances, due to the early stage nature of investigations, uncertainties associated with defining the nature and extent of environmental contamination, the application of laws and regulations by regulatory authorities, and changes in reclamation or remediation technology. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that our liabilities have potentially changed. Changes in estimates at our non-operating properties are reflected in current period net income (loss).

Accruals for closure costs, reclamation and environmental matters for operating and non-operating properties totaled $113.2 million at December 31, 2012, and the majority of these expenditures relating to these accruals will be made over the next two years. It is reasonably possible the ultimate cost of reclamation and remediation could change in the future, and that changes to these estimates could have a material effect on future operating results as new information becomes known.

N. Revenue Recognition and Smelter Accounts Receivable — Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues and accounts receivable when title and risk of loss transfer to the smelter (generally at the time of shipment) at estimated forward prices for the anticipated month of settlement. Due to the time elapsed from shipment to the smelter and the final settlement with the smelter, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement by the smelter.

Sales and accounts receivable for concentrate shipments to smelters are recorded net of charges by the smelters for treatment, refining, smelting losses, and other charges negotiated by us with the smelters. Charges are estimated by us upon shipment of concentrates based on contractual terms, and actual charges do not vary materially from our estimates. Costs charged by smelters include fixed treatment and refining costs per ton of concentrate, and also include price escalators which allow the smelters to participate in the increase of lead and zinc prices above a negotiated baseline.

Changes in metals prices between shipment and final settlement will result in adjustments to revenues and accounts receivable related to sales of concentrate previously recorded upon shipment. Our concentrate sales and accounts receivable are based on provisional sales prices containing an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward price at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through earnings each period prior to final settlement.

At December 31, 2012, metals contained in concentrates and exposed to future price changes totaled 0.8 million ounces of silver, 3,912 ounces of gold, 12,189 tons of zinc, and 3,887 tons of lead.  However, as discussed in P. Risk Management Contracts below, we utilize a program to mitigate the risk of negative price adjustments with limited mark-to-market financially settled forward contracts for our zinc and lead sales.

Sales of metals in products tolled by refiners and sold directly by us, rather than sold to smelters, are recorded at contractual amounts when title and risk of loss transfer to the buyer. We sell finished metals after refining, as well as doré produced at our locations.

Sales from our Greens Creek and Lucky Friday units include significant value from by-product metals mined along with net values of each unit’s primary metal.  We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate. Within our cost per ounce calculations, because we consider zinc, lead, and gold to be by-products of our silver production, the values of these metals offset operating costs.  While value from zinc, lead, and gold is significant at Greens Creek, and value from lead and zinc is significant at Lucky Friday, we believe identification of silver as the primary product, with the other metals we produce as by-product credits, is appropriate because (i) silver has historically accounted for a higher proportion of revenue than any other metal and is expected to do so in the future, (ii) our operations are situated in mining districts associated with silver production or have deposits containing unusually high portions of silver, (iii) our operations generally utilize selective mining methods to target silver and metallurgical treatment that maximize silver recovery, and (iv) we have historically presented our operations as primary producers of silver, based on the original analyses that justified putting them into production, and believe that consistency in disclosure is important to our investors regardless of the relationships of metals prices and production from year to year.

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

For the years ended December 31, 2012, 2011 and 2010, we recognized total net foreign exchange losses of $0.1 million, $0.2 million and $37,000, respectively.

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

In the second quarter of 2010 we began utilizing two financially-settled forward contract programs to manage the exposure to changes in prices of zinc and lead contained in (i) our concentrate shipments between the time of sale and final settlement and (ii) our forecasted future concentrate shipments.  The contracts under these programs do not qualify for hedge accounting, and are marked-to-market through earnings each period.  See Note 10 for additional information on base metal derivative contracts, including open positions as of December 31, 2012.

Q. Stock Based Compensation — The fair value of the equity instruments granted to employees are estimated on the date of grant using the Black-Scholes pricing model  (see  Note 9 for information on the methodologies and assumptions used).   We recognized stock-based compensation expense of approximately  $3.1 million, $2.1 million, and $3.4 million, respectively, during 2012, 2011 and 2010, which was recorded to general and administrative expenses, exploration and cost of sales and other direct production costs.   As of December 31, 2012, the majority of the instruments outstanding were fully vested.

For additional information on our employee stock option and unit compensation, see Note 9.

R.  Legal Costs – Legal costs incurred in connection with a potential loss contingency are accrued and recorded to expense as incurred.

S. Basic and Diluted Income (Loss) Per Common Share — We calculate basic earnings per share on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using weighted average number of common shares outstanding during the period plus the effect of potential dilutive common shares during the period using the treasury stock and if-converted methods.

Potential dilutive common shares include outstanding stock options, unvested restricted stock awards, stock units, warrants and convertible preferred stock for periods in which we have reported net income. For periods in which we reported net losses, potential dilutive common shares are excluded, as their conversion and exercise would be anti-dilutive. See Note 13 for additional information.

T. Comprehensive Income (Loss) — In addition to net income (loss), comprehensive income (loss) includes certain changes in equity during a period, such as adjustments to minimum pension liabilities, adjustments to recognize the over-funded or underfunded status of our defined benefit pension plans,  and cumulative unrecognized changes in the fair value of available for sale investments, net of tax, if applicable.

U.  Fair Value Measurements — We disclose the following information for each class of assets and liabilities that are measured at fair value:
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

(1)
total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earnings  are reported in the statement of operations;

(2)
the amount of these gains or losses attributable to the change in unrealized gains or losses relating to those assets or liabilities still held at the reporting period date and a description of where those unrealized gains or losses are reported;

(3)	purchases, sales, issuances, and settlements (net); and
(4)	transfers into and/or out of Level 3.
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

V. New Accounting Pronouncements — In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, which, among other things, amended Subtopic 220 with respect to the presentation of other comprehensive income and its components in the financial statements.  The update amended Subtopic 220 so that a SEC filer may present other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  The filer is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.  The amendments in this update apply to both annual and interim periods beginning after December 15, 2011, with the exception of the amendment regarding presentation of reclassification adjustments, which has been deferred to a later date.  Adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In December of 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which enhances disclosure requirements regarding an entity's financial instruments and derivative instruments that are offset or subject to a master netting arrangement. This information about offsetting and related netting arrangements will enable users of financial statements to understand the effect of those arrangements on the entity's financial position, including the effect of rights of setoff. The amendments are required for annual reporting periods beginning after January 1, 2013, and interim periods within those annual periods. We are evaluating the impact of this guidance, but do not anticipate it will have a material impact on our consolidated financial statements.

Note 2. Cash, Investments, and Restricted Cash

Cash

Our cash is maintained in various financial institutions, with a large majority of our cash balances at December 31, 2012 invested in either U.S. government paper (treasury or agency) or U.S. government or treasury money market funds which are not insured by the Federal Deposit Insurance Corporation (“FDIC”).  A small portion of our cash balances are held in bank accounts insured by the FDIC for up to $250,000 per institution .  On December 31, 2012, the unlimited insurance coverage for noninterest-bearing accounts provided under the Dodd-Frank Wall Street Reform and Consumer Protection Act expired.  Deposits that were previously insured for unlimited amounts are now aggregated with our interest bearing accounts and insured up to $250,000.  We have not experienced losses on cash balances exceeding the federally insured limits, but there can be no assurance that we will not experience such losses in the future.

Investments

At December 31, 2012 and 2011, the fair value of our non-current investments was $9.6 million and $3.9 million, respectively. Marketable equity securities are carried at fair market value, as they are classified as “available-for-sale.”  The basis of our non-current investments, representing equity securities, was approximately $8.1 million and $3.5 million, respectively, at December 31, 2012 and 2011.  During the fourth quarters of 2012 and 2011, we recognized $1.2 million and $0.1 million losses, respectively, in current earnings on impairments of equity shares, as we determined the impairments to be other-than-temporary.  In 2012, we acquired common stock in other mining companies for a total cost of $5.8 million.  In February 2011 we sold stock having a cost basis of approximately $0.8 million for proceeds of $1.4 million, resulting in a pre-tax gain of approximately $0.6 million.

At December 31, 2012, total unrealized gains of $1.6 million for investments held having a net gain position and total unrealized losses of $137,000 for non-current investments held having a net loss position were included in accumulated other comprehensive income (loss).

Restricted Cash and Investments

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Restricted investments primarily represent investments in money market funds and certificates of deposit. These investments (which included current and non-current balances) are restricted primarily for reclamation funding or surety bonds and were $0.9 million at December 31, 2012, and $0.9 million at December 31, 2011.

Note 3: Properties, Plants, Equipment and Mineral Interests, and Lease Commitments

Properties, Plants, Equipment and Mineral Interests

Our major components of properties, plants, equipment, and mineral interests are (in thousands):

	December 31,
	2012	2011
Mining properties, including asset retirement obligations	$294,573	$286,873
Development costs	151,504	123,772
Plants and equipment	419,377	383,045
Land	15,788	11,188
Mineral interests	375,028	383,491
Construction in progress	176,925	125,045
	1,433,195	1,313,414
Less accumulated depreciation, depletion and amortization	436,536	390,202
Net carrying value	$996,659	$923,212

During 2012, we incurred total capital expenditures, excluding additions acquired under capital leases and adjustments to asset retirement obligations, of approximately $116.8 million, which included $54.7 million at the Lucky Friday unit, and $50.4 million at the Greens Creek unit. During 2011 we had capital expenditures of $33.8 million related to the  acquisition of the remaining 30% interest in the San Juan Silver project (see Note 16 for more information) .

Capital Leases

During 2012 and 2011 we entered into lease agreements for equipment at our Greens Creek and Lucky Friday units which we have determined to be capital leases.  As of December 31, 2012 and 2011, we have recorded $28.9 million and $15.8 million, respectively, for the gross amount of assets acquired under the capital leases and $5.3 million and $5.7 million, respectively, in accumulated depreciation, classified as plants and equipment in Properties, plants, equipment and mineral interests.  See Note 6 for information on future obligations related to our capital leases.

Operating Leases

We enter into operating leases during the normal course of business. During the years ended December 31, 2012, 2011 and 2010, we incurred expenses of $3.1 million, $3.0 million and $3.0 million, respectively, for these leases. At December 31, 2012, future obligations under our non-cancelable operating leases were as follows (in thousands):

Year ending December 31,
2013	$3,087
2014	3,114
2015	1,434
2016	1,438
2017	1,056
Thereafter	3,848
Total	$13,977

Note 4: Environmental and Reclamation Activities

The liabilities accrued for our reclamation and closure costs at December 31, 2012 and 2011, were as follows (in thousands):

	2012	2011
Operating properties:
Greens Creek	$32,856	$36,123
Lucky Friday	1,469	1,520
Non-operating properties:
San Sebastian	200	218
Grouse Creek	2,484	13,262
Coeur d’Alene Basin	70,786	95,081
Republic	3,538	3,538
All other sites	1,882	4,069
Total	113,215	153,811
Reclamation and closure costs, current	(19,845)	(42,248)
Reclamation and closure costs, long-term	$93,370	$111,563

The activity in our accrued reclamation and closure cost liability for the years ended December 31, 2012, 2011 and 2010, was as follows (in thousands):

Balance at January 1, 2010	$131,201
Accruals for estimated costs	196,067
Payment of reclamation obligations	(8,471)
Balance at December 31, 2010	318,797
Accruals for estimated costs	7,869
Payment of reclamation obligations	(172,855)
Balance at December 31, 2011	153,811
Accruals for estimated costs	4,325
Revision of estimated cash flows due to changes in reclamation plans	(3,738)
Payment of reclamation obligations	(41,183)
Balance at December 31, 2012	$113,215

During the fourth quarter of 2010, we recorded an additional $193.2 million provision for remediation of the Coeur d'Alene Basin based on an understanding reached among the United States, the Coeur d’Alene Indian Tribe (“Plaintiffs”), and the State of Idaho, bringing our accrual to $262.2 million as of December 31, 2010. On September 8, 2011, a Consent Decree (the “Consent Decree”) settling environmental litigation and related claims involving Hecla Limited pertaining to historic releases of mining wastes in the Coeur d'Alene Basin was approved and entered by the U.S. District Court in Idaho. The Consent Decree resolved all existing claims of the Plaintiffs against Hecla Limited and its affiliates under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) (and certain other statutes) for past response costs, future environmental remediation costs, and natural resource damages related to historic releases of mining wastes in the Coeur d'Alene River Basin.  The Consent Decree also resolved all remaining obligations of Hecla Limited under the 1994 Consent Decree relating to the “Box,” a rectangular 21-square-mile site located near Kellogg, Idaho within the Bunker Hill Superfund site. The Consent Decree contains comprehensive terms of settlement, including financial terms which require that Hecla Limited pay, in the aggregate, $264.4 million to the Plaintiffs over approximately three years following the settlement. Payments of approximately $168 million and $25 million (and related interest) were made in October 2011 and 2012, respectively, pursuant to the terms of the Consent Decree. Hecla Limited remains obligated under the Consent Decree to make the following payments:

•	$15 million of cash by October 8, 2013; and
•
Approximately $55.5 million by August 2014, in the form of quarterly payments of the proceeds from the exercise of any outstanding Series 1 and Series 3 warrants (which have an exercise price of between $2.41 and $2.52 per share) during the quarter, with the remaining balance, if any, due in August 2014, regardless of whether any of the remaining warrants are exercised.

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

Asset Retirement Obligations

Below is a reconciliation as of December 31, 2012 and 2011 (in thousands) of the asset retirement obligations relating to our operating properties, which are included in our total accrued reclamation and closure costs of $113.2 million and $153.8 million, respectively, discussed above. The estimated reclamation and abandonment costs were discounted using credit adjusted, risk-free interest rates ranging from 6% to 8% from the time we incurred the obligation to the time we expect to pay the retirement obligation.

	2012	2011
Balance January 1	$37,643	$36,397
Changes in obligations due to changes in reclamation plans	(3,720)	387
Accretion expense	1,128	1,119
Payment of reclamation obligations	(726)	(260)
Balance at December 31	$34,325	$37,643

The ARO for our Greens Creek mine of $36.1 million as of December 31, 2011 reflected a plan for reclamation and closure of the mine at the end of its life having estimated undiscounted costs of approximately $53.4 million.  In April 2012, the United States Forest Service issued a draft Environmental Impact Statement in connection with our proposal to increase tailings capacity at the Greens Creek mine.  As part of that process and our regular (every 5 years) renewal of our Waste Management Permit with the State of Alaska, we have initiated work on an update of our reclamation and closure plan having estimated undiscounted closure costs of approximately $73.9 million.  The expected increase in closure costs results primarily from the possible inclusion of long term water treatment on an increased scale compared to what was included as part of our prior permit renewals.  This increase in scale is the result of new interpretations of model data by the State that were not included in our prior permit renewals.  Although the revised closure plan is not final, we believe that we had sufficient information to make a reasonable estimate of the change in the fair value of the ARO as of December 31, 2012.  In spite of the anticipated increase in undiscounted costs discussed above, the ARO liability for Greens Creek was reduced by $4.4 million to a balance of $32.9 million as of December 31, 2012, on a discounted basis, as a result of the update in the fourth quarter of 2012.  The ARO decrease is the result of (i) a large portion of the anticipated increase in overall undiscounted costs being related to long-term water treatment, which is scheduled to take place in years far out into the future, (ii) the effect of discounting the ARO layers associated with various plan updates using different discount rates, and (iii) a delay in the timing of some of the costs included in the previous reclamation and closure plan.  We expect to again update our ARO and revise our closure plan in 2013 for tailings capacity expansion at Greens Creek.  Adjustments to the ARO liability are recorded with corresponding increases to the ARO asset balance, which is included in properties, plants, equipment, and mineral interests, net on our Consolidated Balance Sheets.  As a result, we do not anticipate future updates in the ARO for Greens Creek to have a material impact on our annual results of operations.  However, as part of the revised closure plan, we may be required to increase our current $30 million reclamation bond for Greens Creek.  Although we do not know the amount of such increase, it likely will be a material amount, and there can be no assurance that this bonding capacity will be available to us at that time.

Note 5: Income Taxes

Major components of our income tax provision (benefit) for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010
Current:
Federal	$7,411	$3,823	$10,063
State	(325)	752	6,694
Foreign	459	459	459
Total current income tax provision	7,545	5,034	17,216
Federal and state deferred income tax (benefit) provision	1,334	76,944	(140,748)
Total income tax (benefit) provision	$8,879	$81,978	$(123,532)

Domestic and foreign components of income (loss) before income taxes for the years ended December 31, 2012, 2011 and 2010, are as follows (in thousands):

	2012	2011	2010
Domestic	$37,025	$244,833	$(66,348)
Foreign	(13,192)	(11,691)	(8,201)
Total	$23,833	$233,142	$(74,549)

The annual tax provision (benefit) is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax income (loss). The reasons for the difference are (in thousands):

	2012		2011		2010
Computed “statutory” (benefit) provision	$8,342	35%	$81,600	35%	$(26,092)	(35)%
Percentage depletion	(5,575)	(24)	(13,751)	(6)	(8,858)	(12)
Net increase (utilization) of U.S. and foreign tax loss carryforwards	3,837	16	3,822	2	2,713	3
Change in valuation allowance other than utilization	—	—	—	—	(88,069)	(118)
State taxes, net of federal taxes	1,110	5	10,890	5	(4,717)	(6)
Effect of U.S. AMT, foreign taxes other	1,165	5	(583)	(1)	1,491	2
	$8,879	37%	$81,978	35	$(123,532)	(13)%

We evaluated the positive and negative evidence available to determine the amount of valuation allowance required on our deferred tax assets.  At December 31, 2012 and 2011, the balances of our valuation allowances were $23 million, primarily for foreign net operating loss carryforwards. For the year ended December 31, 2012, deferred tax assets remained constant, on a net basis, with utilization matching additions.  The individual components of our net deferred tax assets are reflected in the table below.  For the year ended December 31, 2011, the U.S. federal and state deferred tax assets for tax loss carryforwards were reduced by utilization of approximately $71 million.  Also, during the fourth quarter of 2010, due to increased gross profits and a favorable outlook for metal prices supporting future taxable income and our assessment that our deferred tax assets were more likely than not recoverable, we recorded a reduction in valuation allowance on U.S. deferred assets of $88 million. The amount of the deferred tax asset considered recoverable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The components of the net deferred tax asset were as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Accrued reclamation costs	$45,653	$62,225
Deferred exploration	32,396	18,585
Foreign net operating losses	20,247	20,234
Federal net operating losses	44,146	47,875
State net operating losses	668	2,445
AMT credit carryforwards	24,603	15,210
Pension and benefit obligation	12,488	9,940
Miscellaneous	17,437	16,002
Total deferred tax assets	197,638	192,516
Valuation allowance	(23,030)	(22,895)
Total deferred tax assets	174,608	169,621
Deferred tax liabilities:
Unrealized gain on derivatives contracts	(1,262)	(13,293)
Properties, plants and equipment	(57,583)	(40,490)
Total deferred tax liabilities	(58,845)	(53,783)
Net deferred tax asset	$115,763	$115,838

We plan to permanently reinvest earnings from foreign subsidiaries. For the years 2012, 2011 and 2010, we had no unremitted foreign earnings. Foreign net operating losses carried forward are shown above as a deferred tax asset, with a corresponding valuation allowance as discussed below.

We recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized principally due to the expiration of foreign net operating losses and foreign tax credit carryforwards. The changes in the valuation allowance for the years ended December 31, 2012, 2011 and 2010, are as follows (in thousands):

	2012	2011	2010
Balance at beginning of year	$(22,895)	$(19,073)	$(104,429)
Increase related to non-utilization of net operating loss carryforwards and non-recognition of deferred tax assets due to uncertainty of recovery	(3,837)	(3,822)	(2,713)
Decrease related to net recognition of deferred tax assets	—	—	88,069
Decrease related to utilization and expiration of deferred tax assets, other	3,702	—	—
Balance at end of year	$(23,030)	$(22,895)	$(19,073)

As of December 31, 2012, for U.S. income tax purposes, we have federal and state net operating loss carryforwards of $146 million and $25 million, respectively.  These net operating loss carryforwards have a 20 year expiration period, the earliest of which could expire in 2020.  We have foreign net operating loss carryforwards of approximately $68 million, which expire between 2013 and 2032. We have approximately $25 million in alternative minimum tax credit carryforwards which do not expire and are eligible to reduce future U.S. tax liabilities.  Our utilization of U.S. net operating loss carryforwards may be subject to annual limitations if there is a change in control as defined under Internal Revenue Code Section 382.

In addition, at December 31, 2012 and 2011 we had $19 million and $20 million, respectively, of additional federal net operating loss carryovers relating to excess tax benefits from the exercise of employee stock options and the vesting of restricted stock awards. These amounts are not reflected in our deferred tax asset for net operating loss carryovers.  We  recognize the excess tax benefits from the exercise of employee stock options and the vesting of restricted stock awards in the period in which these tax benefits reduce income taxes payable, after net operating loss carryforwards are fully utilized.

We file income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.  We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 1996, or examinations by foreign tax authorities for years prior to 2006.  We currently have no tax years under examination.

We had no unrecognized tax benefits as of December 31, 2012 or December 31, 2011.  Due to the net operating loss carryover provision, coupled with the lack of any unrecognized tax benefits, we have not provided for any interest or penalties associated with any uncertain tax positions.  If interest and penalties were to be assessed, our policy is to charge interest to interest expense, and penalties to other operating expense.  It is not anticipated that there will be any significant changes to unrecognized tax benefits within the next 12 months.

Note 6: Credit Facilities and Capital Leases

Credit Facilities

We have a $150 million senior secured revolving credit facility, which is collateralized by the shares of common stock held in our material subsidiaries and by our joint venture interests in the Greens Creek mine, all of our rights and interests in the joint venture agreement, and all of our rights and interests in the assets of the joint venture.  This credit facility originated with a $60 million senior secured revolving credit agreement entered into in October 2009 that has been amended several times to its current form.  Amounts borrowed under the credit agreement are available for general corporate purposes.  The interest rate on outstanding loans under the agreement is between 3.00% and 3.75% above the LIBOR or an alternative base rate plus an applicable margin of between 2.00% and 2.75%.  We are required to pay a standby fee of between 0.825% and 1.05% per annum on undrawn amounts under the revolving credit agreement.  The credit facility is effective until August 1, 2015. In 2012, we incurred $0.5 million in interest expense for the amortization of loan origination fees and $1.0 million in interest expense for commitment fees relating to the credit agreement.

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

We were in compliance with all covenants under the credit agreement as of December 31, 2012.  We have not drawn funds on the current revolving credit facility as of the filing date of this Form 10-K.

Capital Leases

Since 2009, we have entered into various lease agreements for equipment at our Greens Creek and Lucky Friday units, which we have determined to be capital leases.  At December 31, 2012, the total liability balance associated with capital leases, including purchase option amounts, was $17.5 million, with $5.6 million of the liability classified as current and $11.9 million classified as non-current.  At December 31, 2011, the total liability balance associated with capital leases was $10.3 million, with $4.0 million of the liability classified as current and $6.3 million classified as non-current. The annual maturities of capital lease commitments, including interest, as of December 31, 2012 are:

Year ending December 31,
2013	$6,049
2014	5,821
2015	4,618
2016	1,931
Total	18,419
Less: imputed interest	(920)
Net capital lease obligation	$17,499

Note 7: Commitments and Contingencies

Rio Grande Silver Guaranty

Our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), is party to a joint venture with Emerald Mining & Leasing, LLC (“EML”) and certain other parties with respect to a land package in the Creede Mining District of Colorado that is adjacent to other land held by Rio. Rio holds a 70% interest in the joint venture. In connection with the joint venture, we are required to guarantee certain environmental remediation-related obligations of EML to a third party up to a maximum liability to us of $2.5 million. As of December 31, 2012, we have not been required to make any payments pursuant to the guaranty. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to the third party. However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties, have jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guaranty as of December 31, 2012.

Lucky Friday Water Permit Exceedances

Over the last several years, the Lucky Friday unit has experienced several regulatory issues relating to its water discharge permits and water management more generally.

•
In late 2008 and during 2009, Hecla Limited experienced a number of alleged water permit exceedances for water discharges at its Lucky Friday unit. These alleged violations resulted in Hecla Limited entering into a Consent Agreement and Final Order (“CAFO”) and a Compliance Order with the EPA in April 2009, which included an extended compliance timeline. In connection with the CAFO, Hecla Limited agreed to pay the maximum administrative penalty to the EPA of $177,500 to settle any liability for such alleged exceedances.

•
In 2009, additional alleged permit exceedances for water discharges at the Lucky Friday unit occurred.  In 2010, alleged unpermitted discharges of waste water occurred at the Lucky Friday unit.  These alleged permit exceedances and some, but not all of the alleged unpermitted discharges were the subject of a December 2010 Notice of Violation (“2010 NOV”) from the EPA informing Hecla Limited that the EPA was prepared to seek civil penalties for these alleged violations. In the 2010 NOV, the EPA invited Hecla Limited to discuss these matters with them prior to filing a complaint. Hecla Limited disputes certain of the EPA's assertions, but initiated negotiations with the EPA in an attempt to resolve the matter, including performing additional water quality monitoring to better understand the quality and source of the alleged unpermitted discharge. There has not been any resolution of the 2010 NOV.

•
In October 2012, the Lucky Friday had a weekly water sample which, when tested, exceeded the permit concentration limit for lead (but not the associated load limit). Also in October 2012, heavy rains resulted in alleged impacted storm water being discharged to a nearby river for which in February 2013, the EPA issued a NOV and request for information to Hecla Limited ("2013 NOV").  In the 2013 NOV, the EPA alleges that the October 2012 storm water incident was a violation of Hecla Limited's separate storm water permit.

•
In November 2012, the Lucky Friday had a weekly water sample which, when tested, exceeded certain permit limits for zinc.  Although they have not yet formally done so, it is possible that the EPA could issue a NOV for the 2012 permit exceedances.  In addition, since the 2010 NOV is still unresolved, we believe it is likely that the EPA will refer the 2012 incidents, 2013 NOV, the 2010 NOV, and possibly some additional alleged unpermitted discharges from 2010 that were not included in the 2010 NOV, to the U.S. Department of Justice (“DOJ”) to file a civil complaint against Hecla Limited.  There is the potential for larger civil penalties in the context of a DOJ complaint than in administrative actions by the EPA such as the 2009 CAFO.

Hecla Limited strives to maintain its water discharges and water management generally at the Lucky Friday unit in full compliance with its permits and applicable laws, however we cannot provide assurances that it will be able to fully comply with the permit limits and other regulatory requirements regarding water management in the future.

While we believe we may face some liability for the above water issues, we do not believe that any such liability will have a material adverse effect on our results from operations or financial position.

Johnny M Mine Area near San Mateo, McKinley County, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under CERCLA for environmental remediation and past costs the EPA has incurred at the site. Mining at the Johnny M was conducted for a limited period of time by a predecessor of our subsidiary, Hecla Limited. In August 2012, Hecla Limited and the EPA entered into a Settlement Agreement and Administrative Order on Consent for Removal Action (“Consent Decree”), pursuant to which Hecla Limited agreed to pay (i) $1.1 million to the EPA for its past response costs at the site and (ii) any future response costs at the site, in exchange for a covenant not to sue by the EPA.  The Consent Decree also describes additional work at the site to be conducted by Hecla Limited.  Hecla Limited paid the $1.1 million to the EPA for its past response costs in the fourth quarter of 2012, and our consolidated financial statements as of December 31, 2012 include an accrual balance by Hecla Limited of $0.3 million for investigation and planning costs.  We cannot with any degree of certainty estimate the amount of any additional liability Hecla Limited may face at the site until, at a minimum, the amount and type of remediation required have been determined.

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

In June 2011, the EPA informed Hecla Limited that it believes Hecla Limited, among several other viable companies, may be liable for cleanup of the site or for costs incurred by the EPA in cleaning up the site. The EPA stated in the June 2011 letter that it has incurred approximately $4.5 million in response costs and estimated that total remediation costs may exceed $100 million. Because Hecla Limited had very limited activity at the site, we do not believe that the outcome of the claim will have a material adverse effect on our results from operations or financial position. We have not recorded a liability relating to the site as of December 31, 2012.

States of South Dakota and Colorado Superfund Sites Related to CoCa Mines, Inc.

In 1991, Hecla Limited acquired all of the outstanding common stock of CoCa Mines, Inc. (“CoCa”).  Coca is alleged to have engaged in exploration at the Gilt Edge Mine in South Dakota as well as in the area adjacent to the Nelson Tunnel property in Creede, Colorado.

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

We believe that Hecla Limited is not liable for any cleanup at the site, and if CoCa might be liable, it has limited assets with which to satisfy any such liability. Settlement negotiations with the EPA commenced in 2010 and are ongoing, but there can be no assurance such negotiations will be successful.

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

Other Commitments

Our contractual obligations as of December 31, 2012 included approximately $3.4 million for commitments relating to capital items, along with $0.5 million for various non-capital costs. In addition, our commitments relating to open purchase orders at December 31, 2012 included approximately $4.1 million and $0.9 million, respectively, for various capital items at the Greens Creek and Lucky Friday units, and approximately $0.5 million and $0.3 million, respectively, for various non-capital costs. We also have total commitments of approximately $18.4 million relating to scheduled payments on capital leases, including interest, primarily for equipment at our Greens Creek and Lucky Friday units (see Note 6 for more information).

We had letters of credit for approximately $1.2 million outstanding as of December 31, 2012 for workers' compensation insurance bonding.

Other Contingencies

On February 1, 2012, a purported Hecla stockholder filed a putative class action lawsuit in U.S. District Court for the District of Idaho against Hecla and certain of our officers, one of whom is also a director.  The complaint, purportedly brought on behalf of all purchasers of Hecla common stock from October 26, 2010 through and including January 11, 2012, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses.  Specifically, the complaint alleges that Hecla, under the authority and control of the individual defendants, made certain false and misleading statements and allegedly omitted certain material information related to operational issues at the Lucky Friday mine. The complaint alleges that these actions artificially inflated the market price of Hecla common stock during the class period, thus purportedly harming investors who purchased shares during that time. A second suit was filed on February 14, 2012, alleging virtually identical claims. These complaints have been consolidated into a single case, a lead plaintiff and lead counsel has been appointed by the Court (Bricklayers of Western Pennsylvania Pension Plan, et al. v. Hecla Mining Company et al., Case No. 12-0042 (D. Idaho)), and a consolidated amended complaint was filed on October 16, 2012.  In January 2013, we filed a motion to dismiss the complaint.  We cannot predict the outcome of this lawsuit or estimate damages if plaintiffs were to prevail. We believe that these claims are without merit and intend to defend them vigorously.

Related to the above described class action lawsuit, Hecla is named as a nominal defendant in two pending shareholder derivative lawsuits which name as defendants certain Hecla executives and members of Hecla's Board of Directors. The cases are: In Re Hecla Mining Company Derivative Shareholder Litigation, Case No. 2:12-cv-00097 (D. Idaho) and In Re Hecla Mining Inc. [sic] Shareholder Derivative Litigation, Case No. 12-1506 (Kootenai Cnty. Dist. Ct.).  In general terms, these lawsuits allege breaches of fiduciary duties by the individual defendants and seek damages, purportedly on behalf of Hecla. In January 2013, a consolidated amended complaint was filed in each of these lawsuits. In February 2013, we filed a motion to dismiss each of these complaints.  A third derivative case, South, et al. v. Baker, et al., Case No. 7294-VCL (Del. Ch. Ct.), was dismissed with prejudice by the Delaware Court of Chancery on September 25, 2012.  In addition, the Board of Directors has received two letters on behalf of purported shareholders demanding that Hecla commence litigation against certain executives and directors on substantially similar grounds.  Hecla's board has concluded the actions requested by both demands would be contrary to the Company's best interest given the pendency of other, related litigation against the Company.

In March 2012, Hecla Limited received notice of a complaint filed against it by the United Steel Workers, Local 5114, with the Federal Mine Safety and Health Review Commission for compensation for bargaining unit workers at the Lucky Friday mine idled as a result of the previously-announced, temporary suspension of production at the mine.  The complaint alleges the bargaining unit workers are entitled to compensation under Section 111 of Federal Mine Safety and Health Act of 1977 from November 16, 2011 - the date an order was issued by the Mine Safety Health Administration (“MSHA”) to Hecla Limited - until such time as the order is terminated. We submitted a motion for summary decision to the administrative law judge within the Federal Mine Safety and Health Review Commission which was denied in December 2012.  Currently we are awaiting further proceedings. We believe the claim is without merit, and that all wages due under Section 111, which was an immaterial amount, have already been paid.  We may face a liability as a result of the union's claim in the range of $0 to $10 million; however, we have not recorded a liability relating to the claim as of December 31, 2012.

We are subject to other legal proceedings and claims which arise from time to time. These can include, but are not limited to, legal proceedings and/or claims pertaining to environmental or safety matters. For example, in April 2011, a fatal accident occurred at the Lucky Friday Mine which was investigated by MSHA. In November 2011, an accident occurred as part of the construction of #4 Shaft which resulted in the fatality of one contractor employee.  In an unrelated incident, in December 2011, a rock burst occurred in a primary access way at the Lucky Friday and injured seven employees, none fatally.  At the end of 2011, MSHA began a special impact investigation at the Lucky Friday mine which resulted in an order to remove built-up cementitious material from the Silver Shaft, the primary access way from the surface at the Lucky Friday mine. As a result of MSHA's investigations related to these events, Hecla Limited has been issued monetary penalties (none of which are material, individually or in the aggregate), and may face additional enforcement actions, including additional monetary penalties  from MSHA or other governmental agencies. Although there can be no assurance as to the ultimate disposition of these other matters, we believe they will not have a material adverse effect on our results from operations or financial position.

Note 8: Employee Benefit Plans

Pensions and Other Post-retirement Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees and we provide certain post-retirement benefits for qualifying retired employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2012, and the funded status as of December 31, 2012 and December 31, 2011 (in thousands):

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$87,895	$76,925	$65	$68
Service cost	3,974	3,877	—	—
Interest cost	4,069	4,114	3	3
Participants' contributions	29	—	—	—
Amendments	—	396	—	—
Actuarial loss	7,450	6,476	7	4
Benefits paid	(4,050)	(3,893)	(12)	(10)
Benefit obligation at end of year	99,367	87,895	63	65
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	65,082	70,462	—	—
Actual return (loss) on plan assets	6,007	(1,818	—	—
Employer contributions	1,447	331	12	10
Participants' contributions	29	—	—	—
Benefits paid	(4,050)	(3,893)	(12)	(10)
Fair value of plan assets at end of year	68,515	65,082	—	—
Funded status at end of year	$(30,852)	$(22,813)	$(63)	$(65)

We also sponsor post-retirement term life insurance benefits for substantially all retirees who retire from active service. The accumulated post-retirement benefit obligation under all such plans totaled $1.9 million at December 31, 2012  and $1.6 million at December 31, 2011. We are indemnified by insurance carriers for all retiree term life coverage.

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2012 and December 31, 2011 (in thousands):

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Current liabilities:
Accrued benefit liability	$(322)	$(330)	$(3)	$(3)
Other non- current liabilities:
Accrued benefit liability	(30,530)	(22,484)	(60)	(62)
Accumulated other comprehensive (income) loss	33,545	30,747	(305)	(340)
Net amount recognized	$2,693	$7,933	$(368)	$(405)

The benefit obligation and prepaid benefit costs were calculated by applying the following weighted average assumptions:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Discount rate: net periodic pension cost	4.75%	5.50%	—	—
Discount rate: projected benefit obligation	4.00%	4.75%	4.00%	4.75%
Expected rate of return on plan assets	7.20%	8.00%	—	—
Rate of compensation increase	4.00%	4.00%	—	—

The above assumptions were calculated based on information as of December 31, 2012 and December 31, 2011, the measurement dates for the plans. The discount rate is  based on the yield curve for investment-grade corporate bonds as published by the U.S. Treasury Department. The expected rate of return on plan assets is based upon consideration of the plan’s current asset mix, historical long-term return rates and the plan’s historical performance. Our current expected rate on plan assets of 7.2% is based on historical returns over the past ten years.

Net periodic pension cost for the plans consisted of the following in 2012, 2011, and 2010 (in thousands):

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Service cost	$3,974	$3,877	$2,203	$—	$—	$—
Interest cost	4,068	4,114	3,724	3	4	4
Expected return on plan assets	(4,581)	(5,481)	(5,041)	—	—	—
Amortization of prior service cost	401	403	602	—	—	—
Amortization of net gain (loss) from earlier periods	2,826	880	867	(28)	(31)	(33)
Net periodic pension cost	$6,688	$3,793	$2,355	$(25)	$(27)	$(29)

The allocations of investments at December 31, 2012 and December 31, 2011, the measurement dates of the plan, by asset category in the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan are as follows:

	Hecla		Lucky Friday
	2012	2011	2012	2011
Cash	1%	1%	1%	1%
Large cap U.S. equities	11%	13%	9%	12%
Small cap U.S. equities	4%	4%	5%	4%
Non-U.S. equities	10%	9%	10%	9%
Fixed income	33%	37%	34%	38%
Real estate	18%	13%	17%	13%
Absolute return hedge funds	13%	13%	14%	13%
Real return	10%	10%	10%	10%
Total	100%	100%	100%	100%

The "Precious metals and other" asset category in the table above includes our common stock in the amounts of $2.9 million and $2.6 million at December 31, 2012 and December 31, 2011. These investments represent approximately  4% of the total combined assets of these plans at both December 31, 2012 and December 31, 2011.

Our statement of investment policy delineates the responsibilities of the board, the management investment committee, the investment manager(s), and investment adviser/consultant, and provides guidelines on  investment management. Investment objectives are established for each of the asset categories included in the pension plans with comparisons of performance against appropriate benchmarks. Our policy calls for investments to be supervised by qualified investment managers. The investment managers are monitored on an ongoing basis by our outside consultant, with formal reporting to us and the consultant performed each quarter. The policy sets forth the following allocation of assets:

	Target	Minimum	Maximum
Large cap U.S. equities	10%	7%	13%
Small cap U.S. equities	5%	4%	6%
Non-U.S. equities	10%	8%	12%
Fixed income	35%	29%	43%
Real estate	15%	12%	18%
Absolute return hedge funds	15%	12%	18%
Real return	10%	8%	12%

Our statement of investment policy and objectives aspires to achieve the assumed long term rate of return on plan assets established by the plan’s actuary plus one percent.

Accounting guidance has established a hierarchy of assets measured at fair value on a recurring basis. The three levels included in the hierarchy are:

Level 1: quoted prices in active markets for identical assets or liabilities

Level 2: significant other observable inputs

Level 3: significant unobservable inputs

The fair values by asset category in each plan, along with their hierarchy levels, are as follows as of December 31, 2012 (in thousands):

	Hecla				Lucky Friday
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest-bearing cash	$683	$—	$—	$683	$198	$—	$—	$198
Common stock	2,309	—	—	2,309	588	—	—	588
Real estate	—	—	9,611	9,611	—	—	2,513	2,513
Collective investment funds	—	10,095	7,251	17,346	—	2,469	1,978	4,447
Mutual funds	24,183	—	—	24,183	6,637	—	—	6,637
Total fair value	$27,175	$10,095	$16,862	$54,132	$7,423	$2,469	$4,491	$14,383

The following is a roll-forward of assets in Level 3 of the fair value hierarchy (in thousands):

	Hecla	Lucky Friday
Beginning balance at December 31, 2011	$13,300	$3,566
Net unrealized gains on assets held at the reporting date	838	187
Purchases	2,724	738
Ending balance at December 31, 2012	$16,862	$4,491

Of the $21.4 million in plan assets classified as Level 3, $12.1 million was invested in real estate, while $8.2 million was invested in collective investment funds.

The fair values by asset category in each plan, along with their hierarchy levels, were as follows as of December 31, 2011 (in thousands):

	Hecla				Lucky Friday
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest-bearing cash	$609	$—	$—	$609	$166	$—	$—	$166
Common stock	2,071	—	—	2,071	527	—	—	527
Real estate	—	—	6,497	6,497	—	—	1,709	1,709
Common collective funds	—	12,641	6,803	19,444	—	3,310	1,857	5,167
Mutual funds	22,667	—	—	22,667	6,225	—	—	6,225
Total fair value	$25,347	$12,641	$13,300	$51,288	$6,918	$3,310	$3,566	$13,794

The following is a roll-forward of assets in Level 3 of the fair value hierarchy (in thousands):

	Hecla	Lucky Friday
Beginning balance at December 31, 2010	$12,508	$3,356
Net unrealized gains on assets held at the reporting date	391	104
Purchases	401	106
Ending balance at December 31, 2011	$13,300	$3,566

Of the $16.9 million reported as level 3 assets above, $8.2 million was comprised of real estate funds, while the remainder was invested in common collective funds.

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

Future benefit payments, which reflect expected future service as appropriate, are estimates of what will be paid in the following years (in thousands):

Year Ending December 31,	Pension Plans	Other Post- Employment Benefit Plans
2013	$4,769	$3
2014	4,951	8
2015	5,083	6
2016	5,320	8
2017	5,601	7
Years 2018-2022	34,011	26

We expect to contribute approximately $1.0 million to our funded pension plans and $0.3 million related to our unfunded supplemental executive retirement plan during 2013.

The following table describes plans for which accumulated benefit obligations ("ABO") were in excess of plan assets, and for which plan assets exceeded ABO (in thousands).

	December 31, 2012		December 31, 2011
	ABO Exceeds Plan Assets	Plan Assets Exceed ABO	ABO Exceeds Plan Assets	Plan Assets Exceed ABO
Projected benefit obligation	$99,367	$—	$87,895	$—
Accumulated benefit obligation	92,590	—	81,018	—
Fair value of plan assets	68,515	—	65,082	—

For the pension plans and other benefit plans, the following amounts are included in "Accumulated other comprehensive loss, net" on our balance sheet as of December 31, 2012, that have not yet been recognized as components of net periodic benefit cost (in thousands):

	Pension Benefits	Other Benefits
Unamortized net (gain)/loss	$31,649	$305
Unamortized prior service cost	1,896	—

The amounts in "Accumulated other comprehensive loss, net" expected to be recognized as components of net periodic benefit cost during 2013 are (in thousands):

	Pension Benefits	Other Benefits
Amortization of net (gain)/loss	$3,103	$25
Amortization of prior service cost	390	—

We do not expect to have any of the plans’ assets returned during 2013.

 Capital Accumulation Plans

Our employees’ Capital Accumulation (401(k)) Plan is available to all U.S. salaried and certain hourly employees and applies immediately upon employment. Employees may contribute from 1% to 50% of their annual compensation to the plan (subject to statutory limits). We make a matching contribution of 100% of an employee’s contribution up to 6% of the employee’s earnings. Our matching contributions were approximately $2.5 million in 2012, $2.2 million in 2011, and $2.1 million in 2010.

We also maintain an employees’ 401(k) plan, which is available to all hourly employees at the Lucky Friday unit after completion of six months of service. Employees may contribute from 2% to 50% of their compensation to the plan (subject to statutory limits). We make a matching contribution of 35% of an employee’s contribution up to 5% of the employee’s earnings. In May 2010, union contract negotiations resulted in a change to the matching contribution of 35%.  Starting after May 10, 2010 the matching contribution is 55% of an employee’s contribution up to, but not exceeding, 5% of the employee’s earnings.  Our contributions were approximately $407,000 in 2012, $246,000 in 2011, and $229,000 in 2010.

Note 9: Shareholders’ Equity

Common Stock

We are authorized to issue 500,000,000 shares of common stock, $0.25 par value per share, of which 285,998,136 shares of common stock were issued as of December 31, 2012. All of our currently outstanding shares of common stock are listed on the New York Stock Exchange under the symbol “HL”.

Subject to the rights of the holders of any outstanding shares of preferred stock, each share of common stock is entitled to: (i) one vote on all matters presented to the stockholders, with no cumulative voting rights; (ii) receive such dividends as may be declared by the Board of Directors out of funds legally available therefor; and (iii) in the event of our liquidation or dissolution, share ratably in any distribution of our assets.

Dividends

In September 2011 and February 2012, our Board of Directors adopted a common stock dividend policy that has two components:  (1) a dividend that links the amount of dividends on our common stock to our average quarterly realized silver price in the preceding quarter, and (2) a minimum annual dividend of $0.01 per share of common stock, in each case, payable quarterly, when declared.  For illustrative purposes only, the table below summarizes potential per share dividend amounts at different quarterly average realized price levels according to the first component of the policy:

Quarterly average realized silver price per ounce	Quarterly dividend per share	Annual dividend per share
$ 30	$0.01	$0.04
$ 35	$0.02	$0.08
$ 40	$0.03	$0.12
$ 45	$0.04	$0.16
$ 50	$0.05	$0.20
$ 55	$0.06	$0.24
$ 60	$0.07	$0.28

The following table summarizes the common stock dividends declared by our Board of Directors under the policy described above:

Declaration date	(A) Silver-price- linked component per share	(B) Minimum annual component per share	(A+B) Total dividend per share	Total dividend amount (in millions)	Month of payment
November 8, 2011	$0.02	$0	$0.02	$5.6	December 2011
February 17, 2012	$0.01	$0.0025	$0.0125	$3.6	March 2012
May 8, 2012	$0.02	$0.0025	$0.0225	$6.4	June 2012
August 7, 2012	$—	$0.0025	$0.0025	$0.7	September 2012
November 2, 2012	$0.02	$0.0025	$0.0225	$6.4	December 2012
February 25, 2013	$—	$0.0025	$0.0025	$0.7	anticipated in March 2013

Because the average realized silver prices for the second and fourth quarters of 2012 were $27.05 and $29.20 per ounce, respectively, below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. However, on February 25, 2013, our Board of Directors declared a special common stock dividend of $0.01 per share, in addition to the minimum dividend of $0.0025 per share, for an aggregate dividend of $3.6 million payable in March 2013.  Prior to 2011, no dividends had been declared on our common stock since 1990.  The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

Common Stock Repurchase Program

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.    The repurchase program may be modified, suspended or discontinued by us at any time.  As of December 31, 2012, 350,300 shares have been repurchased under the program, at an average price of $5.54 per share, leaving 19.65 million shares that may yet be purchased under the program.  The closing price of our common stock at February 21, 2013, was $4.90 per share.

 Status of Warrants

In December 2008, we issued 10.2 million shares of common stock, Series 1 warrants to purchase 8.1 million shares of common stock, and Series 2 warrants to purchase 7.7 million shares of common stock.  The Series 2 warrants expired in February 2009.  In February 2009, we issued 36.8 million shares of common stock and Series 3 warrants to purchase 18.4 million shares of common stock.  Each of these issuances were made pursuant to a shelf registration statement filed in September 2007, which became ineffective subsequent to the issuance in February 2009.  The following table summarizes certain information about our stock purchase warrants at December 31, 2012:

Warrants Outstanding	Warrants	Exercise Price	Expiration Date

Series 1 warrants	5,200,519	$2.41	June 2014
Series 1 warrants	460,976	2.52	June 2014
Series 3 warrants	16,671,128	2.46	August 2014

Total warrants outstanding	22,332,623

During 2011, warrants to purchase approximately 2.1 million shares of our common stock were exercised, resulting in net proceeds to us of approximately $5.3 million.  No warrants were exercised during 2012.  Under the terms of the Consent Decree settling the Coeur d'Alene Basin litigation, the proceeds from the exercise of our outstanding warrants will be paid to the Plaintiffs within 30 days after the end of the quarter when exercised.  As such, proceeds from Series 1 and Series 3 warrant exercises totaling approximately $0.7 million and $9.8 million were paid to the Plaintiffs in 2012 and 2011, respectively.

Preferred Stock

Our certificate of incorporation authorizes us to issue 5,000,000 shares of preferred stock, par value $0.25 per share. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by our Board of Directors. The Board may fix the number of shares constituting each series and increase or decrease the number of shares of any series. As of December 31, 2012, 157,816 shares of Series B Preferred Stock were outstanding. Our Series B Preferred Stock is listed on the New York Stock Exchange under the symbol “HL PB.”

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

Dividends on our 6.5% Mandatory Convertible Preferred Stock were payable on a cumulative basis when, as, and if declared by our board of directors, at an annual rate of 6.5% per share on the liquidation preference of $100 per share in cash, common stock, or a combination thereof, on January 1, April 1, July 1, and October 1 of each year to, and including, January 1, 2011.  We declared and paid our quarterly dividends on the 6.5% Mandatory Convertible Preferred Stock through the third quarter of 2008. On August 29, 2008 the Board of Directors declared that the regular quarterly dividend on the outstanding 6.5% Mandatory Convertible Preferred Stock in the amount of $1.625 per share would be paid in common stock of Hecla, for a total amount of approximately $3.27 million in common stock (with cash for fractional shares). The value of the shares of common stock issued as dividends was calculated at 97% of the average of the closing prices of our common stock over the five consecutive trading day period ending on the second trading day immediately preceding the dividend payment date.

On December 5, 2008 the Board of Directors announced that in the interest of cash conservation, quarterly payment of dividends to the holders of both the Hecla Series B Preferred Stock and the 6.5% Mandatory Convertible Preferred Stock would be deferred.  On December 1, 2009, we announced that our Board of Directors elected to declare and pay all dividends in arrears and the dividend scheduled for the fourth quarter of 2009 for each of our outstanding series of preferred stock.  In January 2010, the $0.7 million in dividends declared and unpaid on our Series B Preferred Stock was paid in cash, and the dividends declared and unpaid on our 6.5% Mandatory Convertible Preferred stock were paid in common stock, for a total amount of approximately $16.4 million in our common stock (with cash for fractional shares).  We continued to declare and pay quarterly dividends on our Series B and 6.5% Mandatory Convertible Preferred Stock in 2010.  Each quarterly dividend declared for the Series B Preferred Stock through 2010 was paid in cash, for a total of $0.6 million in cash dividends declared in 2010, or $3.50 per share.  Dividends declared for the first and second quarters of 2010 for the 6.5% Mandatory Convertible Preferred Stock were paid in shares of common stock (with cash for fractional shares).  The value of the shares of common stock issued as dividends was calculated at 97% of the average of the closing prices of our common stock over the five consecutive trading day period ending on the second day immediately preceding the dividend payment date.  Dividends declared for the third and fourth quarters of 2010 for the 6.5% Mandatory Convertible Preferred Stock were paid in cash, for a total $6.5 million in cash dividends declared in 2010, or $3.25 per share.  The fourth quarter dividend, which was the final dividend to be paid on the 6.5% Mandatory Convertible Preferred Stock as a result of its mandatory conversion to common stock, was paid in cash in January 2011.  All quarterly dividends  on our Series B Preferred Stock for 2011 and 2012 were declared and paid in cash.

Redemption

The Series B Preferred Stock is redeemable at our option, in whole or in part, at $50 per share, plus, all dividends undeclared and unpaid on the Series B Preferred Stock up to the date fixed for redemption.

Liquidation Preference

The Series B preferred stockholders are entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $50 per share of Series B Preferred Stock plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution to such holders (the “Liquidation Preference”), and no more. Until the Series B preferred stockholders have been paid the Liquidation Preference in full, no payment will be made to any holder of Junior Stock upon our liquidation, dissolution or winding up. The term “Junior Stock” means our common stock and any other class of our capital stock issued and outstanding that ranks junior as to the payment of dividends or amounts payable upon liquidation, dissolution and winding up to the Series B Preferred Stock. As of December 31, 2012 and 2011, our Series B Preferred Stock had a liquidation preference of $7.9 million.

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

Stock-based compensation expense amounts recognized for the years ended December 31, 2012, 2011 and 2010 were approximately $3.1 million, $2.1 million, and $3.4 million, respectively.  Over the next twelve months, we expect to recognize approximately $2.0 million in additional compensation expense as the remaining options and units vest.

Stock Incentive Plans

Our 1995 Stock Incentive Plan, as amended in 2004, authorized the issuance of up to 11.0 million shares of our common stock pursuant to the grant or exercise of awards under the plan. During 2009, 514,238 options to acquire shares expired under the 1995 plan, and such options became available for re-grant under the 1995 plan. However, the 1995 plan terminated in May 2010.

 During the second quarter of 2010, our shareholders voted to approve the adoption of our 2010 Stock Incentive Plan and to reserve up to 20,000,000 shares of common stock for issuance under the plan.  The Board of Directors committee that administers the 2010 plan has broad authority to fix the terms and conditions of individual agreements with participants, including the duration of the award and any vesting requirements.  As of December 31, 2012, there were 19,605,740 shares available for future grant under the 2010 plan.

Directors’ Stock Plan

In 1995, we adopted the Hecla Mining Company Stock Plan for non-employee Directors (the “Directors’ Stock Plan”), which may be terminated by our Board of Directors at any time. Each non-employee director is to be credited on May 30 of each year with that number of shares determined by dividing $24,000 by the average closing price for our common stock on the New York Stock Exchange for the prior calendar year. All credited shares are held in trust for the benefit of each director until delivered to the director. Delivery of the shares from the trust occurs upon the earliest of: (1) death or disability; (2) retirement; (3) a cessation of the director’s service for any other reason; or (4) a change in control. The shares of our common stock credited to non-employee directors pursuant to the Directors’ Stock Plan may not be sold until at least six months following the date they are delivered. A maximum of one million shares of common stock may be granted pursuant to the Directors’ Stock Plan. During 2012, 2011 and 2010, respectively, 18,492, 22,884 and 48,825 shares were credited to the non-employee directors. During 2012, 2011 and 2010, $80,000, $194,000 and $168,000, respectively, were charged to operations associated with the Directors’ Stock Plan. At December 31, 2012, there were 622,685 shares available for grant in the future under the plan.

In addition to the foregoing, commencing in 2010, in May of each year each non-employee director is also granted an additional $24,000 worth of our common stock under our 2010 Stock Incentive Plan (for a total of $48,000 in annual stock grants under the two plans).  For 2012, 2011 and 2010, respectively, 59,484, 19,752 and 33,068 shares were credited to the non-employee directors, and $275,000, $147,000 and $263,000, respectively, were charged to operations associated with the 2010 Stock Incentive Plan.

 Status of Stock Options

The fair value of the options granted during the year ended December 31, 2010 were estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions given below:

2010
Weighted average fair value of options granted	$3.18
Expected stock price volatility	92.00%
Risk-free interest rate	1.43%
Expected life of options (years)	2.9

Options were not granted during the years ended December 31, 2012 and 2011.

We estimate forfeiture and volatility using historical information. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms and vesting schedules. Prior to 2011, we had not paid dividends on common stock since 1990.  Therefore, no assumption of dividend payment was made in the models used in the valuations of options granted in 2010.

During 2010, options to acquire 352,517 shares were granted to our officers and key employees, with no options granted during 2011 and 2012.  Of the options granted in 2010, 322,854 were granted without vesting requirements.  The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2012 before applicable income taxes was $0.9 million, based on our closing stock price of $5.83 per common share at December 31, 2012. All options outstanding were fully vested at December 31, 2012.

Transactions concerning stock options pursuant to our stock option plans are summarized as follows:

	Shares Subject to Options	Weighted Average Exercise Price
Outstanding, December 31, 2011	1,194,796	$6.72
Expired	(256,388)	$8.56
Outstanding, December 31, 2012	938,408	$6.23

All of the outstanding options above were exercisable at December 31, 2012. The weighted average remaining contractual term of options outstanding and exercisable at December 31, 2012 was one year.

There were no options exercised during 2012. The aggregate intrinsic values of options exercised during the years ended December 31, 2011 and 2010 were approximately $0.6 million and $1.5 million, respectively.  We received cash proceeds of $0.5 million for options exercised  in 2011 and $3.4 million for options exercised in 2010.

Restricted Stock Units

Unvested restricted stock units, for which the board of directors has approved grants to employees, are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested, January 1, 2012	561,276	$6.39
Granted	723,669	$4.51
Canceled	(16,461)	$7.29
Distributed	(231,338)	$6.65
Unvested, December 31, 2012	1,037,146	$5.11

Of the 1,037,146 units unvested at December 31, 2012, 202,662 will vest in June 2013, 180,732 will vest in March 2014, and 145,952 will vest in June 2015 and June 2016, respectively.  Remaining units will be distributable based on predetermined dates as elected by the participants, unless participants forfeit their units through termination of employment in advance of vesting. We have recognized approximately $2.0 million in compensation expense since grant date, and will record an additional $3.3 million in compensation expense over the remaining vesting period related to these units.

54,870 stock units vested in 2012 and 314,826 stock units vested in 2011 were distributed or deferred as elected by the recipients under the provisions of the deferred compensation plan. We recognized approximately $0.2 million and $0.5 million in compensation expense related to these units in 2012 and 2011, respectively.

In connection with the vesting of restricted stock units, employees usually, at their election, choose to satisfy their tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations.  As a result, in 2012 we repurchased 45,341 shares for $0.2 million, or approximately $4.47 per share.

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

We utilize financially-settled forward contracts to sell lead and zinc at fixed prices for settlement at approximately the same time that our unsettled concentrate sales contracts will settle.  The settlement of each concentrate contract is based on the average spot price of the metal during the month of settlement, which may differ from the prices used to record the sale when the sale takes place.  The objective of the contracts is to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At December 31, 2012, we recorded a current asset of $2.3 million, which is included in other current assets, for the fair value of the contracts.  We recognized a $1.3 million net loss on the contracts during 2012, which is included in sales of products.  The net loss recognized on the contracts offset price adjustments on our provisional concentrate sales related to changes to lead and zinc prices between the time of sale and final settlement.

In addition, we utilize financially-settled forward contracts to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  At December 31, 2012, we recorded a current asset of $5.6 million, which is included in other current assets, and a non-current liability of $2.5 million, which is included in other non-current liabilities, for the fair value of the contracts  The current asset balance is net of approximately $1.0 million for contracts that were in a fair value liability position at December 31, 2012. The non-current liability balance is net of approximately $0.1 million for contracts that were in a fair value asset position at December 31, 2012. We recognized a $10.5 million net loss on the contracts, which includes $18.4 million in gains realized on settled contracts, during 2012. The net loss on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.  The losses recognized during 2012 are the result of increasing lead and zinc prices during the end of  2012.  However, this program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following tables summarize the quantities of base metals committed under forward sales contracts at December 31, 2012 and December 31, 2011:

December 31, 2012	Pounds under contract (in thousands)		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2013 settlements	14,991	6,945	$0.95	$1.00

Contracts on forecasted sales
2013 settlements	35,935	32,794	$0.96	$1.11
2014 settlements	30,203	33,069	$0.98	$1.03
2015 settlements	3,307	23,534	$1.01	$1.06

December 31, 2011	Pounds under contract (in thousands)		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2012 settlements	21,164	5,732	$0.86	$0.89

Contracts on forecasted sales
2012 settlements	45,195	35,053	$1.12	$1.12
2013 settlements	18,243	24,582	$1.14	$1.17

As further discussed in Note 18, production at the Lucky Friday mine was temporarily suspended due to the requirement to remove built-up cementitious material from the Silver Shaft.  As a result, during the first quarter of 2012, we liquidated forward contracts related to forecasted Lucky Friday base metal sales for total net proceeds of $3.1 million.

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

Note 11: Business Segments and Significant Customers

We discover, acquire, develop, produce, and market concentrates and doré containing silver, gold, lead and zinc.  Our products consist of both metal concentrates, which we sell to custom smelters, and unrefined bullion bars (doré), which may be sold as doré or further refined before sale to precious metals traders.  We are currently organized and managed by two segments, which represent our operating units: the Greens Creek unit and the Lucky Friday unit.

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

Sales of metal concentrates and metal products are made principally to custom smelters and metals traders. The percentage of sales contributed by each segment is reflected in the following table:

	Year Ended December 31,
	2012	2011	2010
Greens Creek	100.0%	71.8%	74.8%
Lucky Friday	—	28.2%	25.2%
	100%	100%	100%

The tables below present information about reportable segments as of and for the years ended December 31, 2012, 2011 and 2010 (in thousands).

	2012	2011	2010
Net sales to unaffiliated customers:
Greens Creek	$320,895	$342,906	$313,318
Lucky Friday	248	134,728	105,495
	$321,143	$477,634	$418,813
Income (loss) from operations:
Greens Creek	$138,245	$181,116	$138,973
Lucky Friday	(25,179)	75,608	48,639
Other	(75,200)	(59,079)	(239,167)
	$37,866	$197,645	$(51,555)
Capital additions (including non-cash additions):
Greens Creek	$62,184	$41,657	$18,280
Lucky Friday	55,998	60,454	54,370
Other	11,760	35,274	2,089
	$129,942	$137,385	$74,739

Depreciation, depletion and amortization:
Greens Creek	$43,522	$41,013	$51,671
Lucky Friday	—	6,053	8,340
	$43,522	$47,066	$60,011
Other significant non-cash items:
Greens Creek	$4,037	$2,326	$17,829
Lucky Friday	92	14	5,053
Other	33,922	31,470	57,651
	$38,051	$33,810	$80,533
Identifiable assets:
Greens Creek	$741,666	$729,289	$740,573
Lucky Friday	226,196	213,285	170,928
Other	410,428	453,516	470,992
	$1,378,290	$1,396,090	$1,382,493

The reductions in sales, income (loss) from operations,and depreciation, depletion, and amortization at the Lucky Friday segment for 2012 compared to 2011 and 2010 are due to the temporary suspension of production at the Lucky Friday mine during 2012.  At the end of 2011, MSHA began a special impact inspection at the Lucky Friday mine which resulted in an order to remove built-up cementitious material from the Silver Shaft. In response, we submitted a plan to MSHA and received approval to remove the material, and this work commenced in the first quarter of 2012. In addition, the plan included removal of unused utilities, construction of a water ring to prevent ice from forming in the winter, the installation of a metal brattice, repair of shaft steel, and installation of a new power cable, all of which should improve the shaft's functionality and possibly improve the shaft's hoisting capacity. The Silver Shaft work was completed in early 2013, and limited production at the Lucky Friday has recommenced.  We anticipate a ramp-up in mine output during the year, as additional productions areas of the mine come on line, until we return to full production levels in mid-2013.  However, the timing of resuming full production levels may vary from our current estimates. The smelter contracts related to treatment of Lucky Friday concentrates have been suspended during the care-and-maintenance period based on force majeure. Once the Silver Shaft work was completed down to the 4900 foot level, we commenced work on a haulage way bypassing an area at the 5900 level impacted by a rock burst in December 2011, and the bypass was completed in early 2013. In addition to work on the Silver Shaft, other significant surface and underground capital programs have been planned, including restart of the #4 Shaft sinking in early 2013 and surface infrastructure and mill upgrades.   During 2012, we incurred $25.3 million in non-capitalized expenses, including $6.3 million in depreciation, depletion, and amortization, which is reported in Lucky Friday suspension-related costs on the Consolidated Statements of Operations and Comprehensive Income.

The following is sales information by geographic area based on the location of smelters (for concentrate shipments) and the location of parent companies (for doré sales to metals traders)  for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
United States	$25,438	$24,409	$24,708
Canada	34,441	240,569	124,862
Mexico	—	—	16,258
Japan	70,371	60,963	62,740
Korea	120,106	92,919	94,114
China	72,133	51,635	73,257
Belgium	—	—	25,907
Total, excluding gains/losses on forward contracts	$322,489	$470,495	$421,846

Sales of products for 2012 also include a net loss of $1.3 million on financially-settled forward contracts for lead and zinc contained in our concentrate sales.  2011 sales included a net gain of $7.1 million and 2010 sales included a net loss of $3.0 million on the contracts. See Note 10 for more information.

The following are our long-lived assets by geographic area as of December 31, 2012 and 2011 (in thousands):

	2012	2011
United States	$996,405	$923,040
Canada	198	99
Mexico	56	73
	$996,659	$923,212

Sales from continuing operations to significant metals customers as a percentage of total sales were as follows for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Teck Metals Ltd.	10.7%	51.1%	29.6%
Korea Zinc	37.2%	18.4%	20.7%
Trafigura AG	22.4%	12.4%	17.4%
MS Zinc	12.3%	6.9%	7.0%

Note 12: Fair Value Measurement

The table below sets forth our assets and liabilities (in thousands) that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.  See Note 8 for information on the fair values of our defined benefit pension plan assets.

	Balance at December 31, 2012	Balance at December 31, 2011	Input Hierarchy Level
Assets:

Cash and cash equivalents:
Money market funds and other bank deposits	$190,984	$266,463	Level 1

Available for sale securities:
Equity securities – mining industry	9,614	3,923	Level 1

Trade accounts receivable:
Receivables from provisional concentrate sales	17,555	10,996	Level 2

Derivative contracts:
Base metal forward contracts	5,606	32,750	Level 2

Restricted cash balances:
Certificates of deposit and other bank deposits	871	866	Level 1

Total assets	$224,630	$314,998

Liabilities:

Derivative contracts:
Base metal forward contracts	$2,483	$—	Level 2

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

Note 13: Income per Common Share

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

A total of 157,814 shares of preferred stock were outstanding at December 31, 2012.

The following table represents net income per common share – basic and diluted (in thousands, except earnings per share):

	Year ended December 31,
	2012	2011	2010
Numerator
Net income	$14,954	$151,164	$48,983
Preferred stock dividends	(552)	(552)	(13,633)
Net income applicable to common shares	$14,402	$150,612	$35,350

Denominator
Basic weighted average common shares	285,375	280,956	251,146
Dilutive stock options, restricted stock, and warrants	12,191	16,077	18,455
Diluted weighted average common shares	297,566	297,033	269,601

Basic earnings per common share	$0.05	$0.54	$0.14
Diluted earnings per common share	$0.05	$0.51	$0.13

For the years ended December 31, 2012, 2011 and 2010, we excluded options whose exercise prices exceeded the average prices of our stock during the periods, as their exercises would not have reduced earnings per share.  The following options were excluded:

	Year ended December 31,
	2012	2011	2010
Stock options	570,005	552,388	596,388

Note 14: Other Comprehensive Income (Loss)

The following table lists the beginning balance, yearly activity and ending balance of each component of "Accumulated other comprehensive loss, net" (in thousands):

	Unrealized Gains (Losses) On Securities	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Loss, Net
Balance January 1, 2010	$744	$(14,927)	$(14,183)
2010 change	718	(1,652)	(934)
Balance December 31, 2010	1,462	(16,579)	(15,117)
2011 change	(627)	(7,754)	(8,381)
Balance December 31, 2011	835	(24,333)	(23,498)
2012 change	1,224	(1,644)	(420)
Balance December 31, 2012	$2,059	$(25,977)	$(23,918)

The $1.6 million change in adjustments for pension plans for 2012 is net of $1.1 million for the income tax effect of such adjustments.  The $1.2 million change in unrealized gains (losses) on securities is net of $1.2 million for the reclassification to current earnings of impairment of an equity security, as we deemed the impairment to be other-than-temporary.  The 2012 change in unrealized gains (losses) on securities is also net of $0.3 million for the income tax effect of such adjustments, with some securities owned by our Mexican subsidiary.

See Note 2 for more information on our marketable securities and Note 8 for more information on our employee benefit plans.

Note 15: Related Party Transactions

During 2008, we established the Hecla Charitable Foundation to operate exclusively for charitable and educational purposes, with a particular emphasis in those communities in which we have employees or operations and donated 550,000 shares of our common stock, valued at $5.1 million.    Cash contributions totaling $2.0 million and $1.5 million were made by Hecla to the Hecla Charitable Foundation during 2011 and 2010, respectively.  The Hecla Charitable Foundation was established by Hecla as a not-for-profit organization which has obtained 501(c)(3) status from the Internal Revenue Service. Its financial statements are not consolidated by Hecla.

Note 16:  Acquisitions

San Juan Silver Mining Joint Venture 30% Acquisition

On December 12, 2011, we announced that our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), entered into a Purchase Sale Agreement with Emerald Mining & Leasing, LLC ("EML"), Golden 8 Mining, LLC ("G8"), and AgX Resources, Inc. ("AgX"), (EML, G8, and AgX are collectively referred to as the "Sellers").  Under the terms of the Agreement, Rio purchased the Sellers' remaining 30% undivided interest in certain properties that had been governed by a Joint Venture Agreement ("2008 JVA") entered into between EML, G8, and Rio on February 21, 2008, in return for the issuance of 5,395,683 shares of Hecla common stock valued at $33.8 million on the date that the transaction was completed.  The number of common shares issued was based on 90% of the volume-weighted average price of our common shares on the New York Stock Exchange for the 20 trading days immediately preceding and including December 2, 2011.

The original 2008 JVA between EML, G8, and Rio was terminated and a new Joint Venture Agreement for the exploration, evaluation and possible development and mining of mineral resources on certain properties in Mineral County,  Colorado was entered into.  EML, G8, and Rio will manage and operate under the name San Juan Silver Mining Joint Venture, and Rio will be the initial operator.

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-K – December 31, 2012
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

10.1(f)
Limited Waiver and Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of October 10, 2011, by and among Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrowers, and Hecla Mining Company, as Parent, and The Bank of Nova Scotia and ING Capital LLC, as Lenders. Filed as exhibit 10.1(f) to Registrants' Form 10-K for the period ended December 31, 2011 (File No. 1-8491), and incorporated herein by reference.

10.1(g)
Sixth Amendment to Second Amended and Restated Credit Agreement, dated May 4, 2012, by and among Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrower, and Hecla Mining Company, as Parent, and The Bank of Nova Scotia and ING Capital LLC, as Lenders.  Filed as exhibit 10.1(g) to Registrant's Form 10-Q on August 7, 2012 (File No. 1-8491), and incorporated herein by reference.

10.1(h)
Seventh Amendment to Second Amended and Restated Credit Agreement, dated August 1, 2012, by and among Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrower, and Hecla Mining Company, as Parent, and The Bank of Nova Scotia and ING Capital LLC, as Lenders.  Filed as exhibit 10.1(h) to Registrant's Form 10-Q on August 7, 2012 (File No. 1-8491), and incorporated herein by reference.

10.2
Employment Agreement dated June 1, 2007, between Registrant and Phillips S. Baker, Jr. (Registrant has substantially identical agreements with each of Messrs. James A. Sabala, Dean W. McDonald and Don Poirier).  Identical Employment Agreements were also entered into between the Registrant and Don Poirier on July 9, 2007, James A. Sabala on March 26, 2008, as well as David C. Sienko on January 29, 2010.  Filed as exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-8491), and incorporated herein by reference. (1)

10.3
Form of Indemnification Agreement dated November 8, 2006, between Registrant and Phillips S. Baker, Jr., Ronald W. Clayton, Dean McDonald, Ted Crumley, John H. Bowles, David J. Christensen, George R. Nethercutt, Jr., and Anthony P. Taylor.  Identical Indemnification Agreements were entered into between the Registrant and Charles B. Stanley and Terry V. Rogers on May 4, 2007, Don Poirier on July 9, 2007, James A. Sabala on March 26, 2008, David C. Sienko on January 29, 2010, and Lawrence P. Radford on October 19, 2011.  Filed as exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491), and incorporated herein by reference. (1)

10.4
Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan.  Filed as exhibit 10.16(a) to Registrant’s Form 10-K for the period ended December 31, 2008 (File No. 1-8491), and incorporated herein by reference. (1)

10.5
Hecla Mining Company Performance Pay Compensation Plan.  Filed as Exhibit 10.5(a) to Registrant’s Form 10-K for the period ended December 31, 2004 (File No. 1-8491), and incorporated herein by reference. (1)

10.6	Hecla Mining Company Stock Plan for Non-employee Directors, as amended. (1)*

10.7
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

10.9
Hecla Mining Company Retirement Plan for Employees and Supplemental Retirement and Death Benefit Plan.  Filed as exhibit 10.17(a) to Registrant’s Form 10-K for the year ended December 31, 2008 (File No. 1-8491), and incorporated herein by reference. (1)

10.10
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