Form 10-Q
period 2013-03-31
HECLA MINING CO/DE/
filed 2013-05-10
CIK 719413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      .    No XX.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding May 7, 2013
Common stock, par value $0.25 per share	285,163,224

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended March 31, 2013

INDEX*

*Items 2, 3 and 5 of Part II are omitted as they are not applicable.

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$168,614	$190,984
Accounts receivable:
Trade	11,927	17,555
Other, net	8,383	7,466
Inventories:
Concentrates, doré, and stockpiled ore	19,677	15,073
Materials and supplies	14,068	13,564
Current deferred income taxes	23,043	29,398
Other current assets	12,519	8,858
Total current assets	258,231	282,898
Non-current investments	9,429	9,614
Non-current restricted cash and investments	883	871
Properties, plant, equipment and mineral interests, net	1,007,896	996,659
Non-current deferred income taxes	88,729	86,365
Other non-current assets and deferred charges	14,944	1,883
Total assets	$1,380,112	$1,378,290
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$37,256	$43,162
Accrued payroll and related benefits	15,806	10,760
Accrued taxes	9,824	12,321
Current portion of capital leases	7,294	5,564
Current portion of accrued reclamation and closure costs	19,845	19,845
Other current liabilities	—	3,335
Total current liabilities	90,025	94,987
Capital leases	15,389	11,935
Accrued reclamation and closure costs	94,056	93,370
Other non-current liabilities	37,446	40,047
Total liabilities	236,916	240,339
Commitments and contingencies (Notes 2, 4, 7, 9, 11, 13, 14)
SHAREHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, 500,000,000 shares authorized; issued and outstanding 2013 — 285,163,224 shares and 2012 — 285,209,848 shares	71,500	71,499
Capital surplus	1,219,080	1,218,283
Accumulated deficit	(115,896)	(123,288)
Accumulated other comprehensive loss	(26,577)	(23,918)
Less treasury stock, at cost; 2013 - 838,288 and 2012 - 788,288	(4,950)	(4,664)
Total shareholders’ equity	1,143,196	1,137,951
Total liabilities and shareholders’ equity	$1,380,112	$1,378,290

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended
	March 31, 2013	March 31, 2012
Sales of products	$76,450	$91,153
Cost of sales and other direct production costs	36,825	33,290
Depreciation, depletion and amortization	14,007	9,661
	50,832	42,951
Gross profit	25,618	48,202
Other operating expenses:
General and administrative	6,939	4,501
Exploration	6,493	5,611
Pre-development	4,791	3,366
Other operating expense	1,024	944
Provision for closed operations and environmental matters	1,794	2,178
Lucky Friday suspension-related costs	1,498	6,166
Aurizon acquisition costs	5,292	—
	27,831	22,766
Income (loss) from operations	(2,213)	25,436
Other income (expense):
Gain (loss) on derivative contracts	21,539	(5,231)
Interest and other income (expense)	(113)	149
Interest expense	(704)	(467)
	20,722	(5,549)
Income before income taxes	18,509	19,887
Income tax provision	(7,415)	(7,315)
Net income	11,094	12,572
Preferred stock dividends	(138)	(138)
Income applicable to common shareholders	$10,956	$12,434
Comprehensive income:
Net income	$11,094	$12,572
Unrealized holding gains (losses) on investments	(2,831)	(219)
Comprehensive income	$8,263	$12,353
Basic income per common share after preferred dividends	$0.04	$0.04
Diluted income per common share after preferred dividends	$0.04	$0.04
Weighted average number of common shares outstanding - basic	285,171	285,292
Weighted average number of common shares outstanding - diluted	297,164	296,928

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2013	March 31, 2012
Operating activities:
Net income	$11,094	$12,572
Non-cash elements included in net income:
Depreciation, depletion and amortization	14,711	11,269
Gain on disposition of properties, plants, equipment, and mineral interests	(125)	(28)
Provision for reclamation and closure costs	591	1,427
Stock compensation	798	558
Deferred income taxes	3,990	2,826
Amortization of loan origination fees	135	100
(Gain) loss on derivative contracts	(19,620)	12,140
Other non-cash (gains) charges, net	(11)	270
Change in assets and liabilities:
Accounts receivable	4,708	8,014
Inventories	(5,108)	1,948
Other current and non-current assets	382	549
Accounts payable and accrued liabilities	(2,712)	(5,580)
Accrued payroll and related benefits	5,046	(3,870)
Accrued taxes	(2,497)	2,890
Accrued reclamation and closure costs and other non-current liabilities	(22)	(3,659)
Cash provided by operating activities	11,360	41,426
Investing activities:
Additions to properties, plants, equipment and mineral interests	(25,753)	(24,652)
Proceeds from disposition of properties, plants and equipment	126	35
Purchases of investments	(2,562)	—
Changes in restricted cash and investment balances	(12)	—
Net cash used in investing activities	(28,201)	(24,617)
Financing activities:
Acquisition of treasury shares	(286)	—
Dividends paid to common shareholders	(3,565)	(3,566)
Dividends paid to preferred shareholders	(138)	(138)
Repayments of capital leases	(1,540)	(1,064)
Net cash (used) provided by financing activities	(5,529)	(4,768)
Change in cash and cash equivalents:
Net increase in cash and cash equivalents	(22,370)	12,041
Cash and cash equivalents at beginning of period	190,984	266,463
Cash and cash equivalents at end of period	$168,614	$278,504
Significant non-cash investing and financing activities:
Addition of capital lease obligations	$6,725	$4,417
Accounts payable change relating to capital additions	$(6,529)	$(2,126)

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1.    Basis of Preparation of Financial Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements and notes to the interim condensed consolidated financial statements contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company and its consolidated subsidiaries (“we” or “our” or “us”).  These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2012, as it may be amended from time to time.

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

Note 2.    Investments and Restricted Cash

Investments

At March 31, 2013 and December 31, 2012, the fair value of our non-current investments was $9.4 million and $9.6 million, respectively.  Our non-current investments consist of marketable equity securities, which are carried at fair value as they are classified as “available-for-sale.” The cost basis of our non-current investments was approximately $10.7 and $8.1 million at March 31, 2013 and December 31, 2012, respectively.  During the first quarter of 2013 we acquired marketable equity securities with a cost basis of $2.6 million.

At March 31, 2013, total unrealized losses of $1.9 million for our non-current investments held and total unrealized gains of $0.6 million for non-current investments held were included in accumulated other comprehensive loss.

Restricted Cash and Investments

Various laws, permits, and covenants require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities.  These restricted investments are used primarily for reclamation funding or for funding surety bonds, and were $0.9 million at March 31, 2013 and December 31, 2012. Restricted investments primarily represent investments in money market funds and certificates of deposit.

Note 3.   Income Taxes

Major components of our income tax provision for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Current:
Federal	$2,231	$3,672
State	906	551
Foreign	115	115
Total current income tax provision	3,252	4,338

Deferred:
Federal and state deferred income tax provision	4,163	2,977
Total income tax provision	$7,415	$7,315

Our ability to utilize our deferred tax assets depends on future taxable income generated from operations. For the three months ended March 31, 2013, there were no circumstances that caused us to change our assessment of the ability to generate sufficient future taxable income to realize the currently recognized U.S. deferred tax assets.  After utilization of $4.0 million during the first three months of 2013, the net deferred tax asset at March 31, 2013 was $111.8 million. It is possible that the valuation allowance on our deferred tax asset will change in the future as a result of the analysis of our long-range forecasts, with a resulting tax provision or benefit.

The current income tax provisions for the three months ended March 31, 2013 and 2012 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income primarily due to the effects of percentage depletion for all periods presented and the change in valuation allowance related to foreign operations.

Note 4.    Commitments, Contingencies and Obligations

General

We follow the FASB Accounting Standards Codification guidance in determining our accruals and disclosures with respect to loss contingencies, and evaluate such accruals and contingencies for each reporting period. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Rio Grande Silver Guaranty

Our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), is party to a joint venture with Emerald Mining & Leasing, LLC (“EML”) and certain other parties with respect to a land package in the Creede Mining District of Colorado that is adjacent to other land held by Rio. Rio holds a 70% interest in the joint venture. In connection with the joint venture, we are required to guarantee certain environmental remediation-related obligations of EML to a third party up to a maximum liability to us of $2.5 million. As of March 31, 2013, we have not been required to make any payments pursuant to the guaranty. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to the third party. However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties, have jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guaranty as of March 31, 2013.

Lucky Friday Water Permit Exceedances

Over the last several years, the Lucky Friday unit has experienced several regulatory issues relating to its water discharge permits and water management more generally.

•
In late 2008 and during 2009, Hecla Limited experienced a number of alleged water permit exceedances for water discharges at the Lucky Friday unit. These alleged violations resulted in Hecla Limited entering into a Consent Agreement and Final Order (“CAFO”) and a Compliance Order with the EPA in April 2009, which included an extended compliance timeline. In connection with the CAFO, Hecla Limited agreed to pay the maximum administrative penalty to the EPA of $177,500 to settle any liability for such alleged exceedances.

•
In 2009, additional alleged permit exceedances for water discharges at the Lucky Friday unit occurred.  In 2010, alleged unpermitted discharges of pollutants occurred at the Lucky Friday unit.  These alleged permit exceedances and certain alleged unpermitted discharges were the subject of a December 2010 Notice of Violation (“2010 NOV”) from the EPA informing Hecla Limited that the EPA was prepared to seek civil penalties for these alleged violations. In the 2010 NOV, the EPA invited Hecla Limited to discuss these matters with them prior to filing a complaint. Hecla Limited disputes many of EPA's assertions, but initiated negotiations with the EPA in an attempt to resolve the matter. There has not been any resolution of the 2010 NOV.

•
In October 2012, the Lucky Friday unit had a weekly water sample which, when tested, exceeded the permit concentration limit for lead (but not the associated load limit). Also in October 2012, heavy rains resulted in alleged impacted storm water being discharged to a nearby river.

•
In November 2012, the Lucky Friday unit had a weekly water sample which, when tested, exceeded certain permit limits for zinc.  Also in November 2012, heavy rains again resulted in alleged impacted storm water being discharged to a nearby river.  After this incident, in February 2013, the EPA issued a notice of violation and request for information to Hecla Limited alleging that the October and November 2012 storm water incidents were each a violation of Hecla Limited's storm water permit.

EPA referred the two alleged 2012 permit exceedances, along with the alleged violations in the 2010 NOV and some additional alleged unpermitted discharges from 2010 that were not included in the 2010 NOV, to the U.S. Department of Justice to possibly file a civil complaint by the United States against Hecla Limited.  In addition, it is possible that the United States may include the 2012 storm water incidents in any complaint. There is the potential for larger civil penalties in the context of a United States complaint than in administrative actions by the EPA such as the 2009 CAFO.

Hecla Limited strives to maintain its water discharges and water management generally at the Lucky Friday unit in full compliance with its permits and applicable laws, however we cannot provide assurances that it will be able to fully comply with the permit limits and other regulatory requirements regarding water management in the future.

We believe that it is reasonably possible that Hecla Limited faces some liability for the above water issues; however, we cannot with reasonable certainty estimate the amount of any such liability.

Johnny M Mine Area near San Mateo, McKinley County, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under CERCLA for environmental remediation and past costs the EPA has incurred at the site. Mining at the Johnny M was conducted for a limited period of time by a predecessor of our subsidiary, Hecla Limited. In August 2012, Hecla Limited and the EPA entered into a Settlement Agreement and Administrative Order on Consent for Removal Action (“Consent Decree”), pursuant to which Hecla Limited agreed to pay (i) $1.1 million to the EPA for its past response costs at the site and (ii) any future response costs at the site, in exchange for a covenant not to sue by the EPA.  The Consent Decree also describes additional work at the site to be conducted by Hecla Limited.  Hecla Limited paid the $1.1 million to the EPA for its past response costs in the fourth quarter of 2012, and our consolidated financial statements as of March 31, 2013 include an accrual balance by Hecla Limited of $0.3 million for investigation and planning costs.  Hecla Limited cannot reasonably estimate the amount of any additional liability Hecla Limited may face at the site until, at a minimum, the amount and type of remediation required have been determined.

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

In June 2011, the EPA informed Hecla Limited that it believes Hecla Limited, among several other viable companies, may be liable for cleanup of the site or for costs incurred by the EPA in cleaning up the site. The EPA stated in the June 2011 letter that it has incurred approximately $4.5 million in response costs and estimated that total remediation costs may exceed $100 million. Because Hecla Limited had very limited activity at the site, we do not believe that the outcome of the claim will have a material adverse effect on our results from operations or financial position. Hecla Limited cannot with reasonable certainty estimate the ultimate liability, if any, relating to this matter.

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

 As of April 2013, the United States has alleged estimated total costs associated with the site of $200 million, including both past and future response costs. Hecla Limited did not acquire CoCa until 1991, well after CoCa discontinued its involvement with the Gilt Edge site. In addition, CoCa is and always has been a separate corporate entity from Hecla Limited.  Therefore, we believe that Hecla Limited is not liable for any cleanup at the Gilt Edge site.  We believe that it is reasonably possible that CoCa faces some liability for the site, however, we cannot with reasonable certainty estimate the ultimate amount of any such liability.  Furthermore, in the in the event CoCa incurs a liability at this site, it has limited assets with which to satisfy any such liability. Because of CoCa's limited assets, we believe that it is possible that the United States will seek to recover some of the alleged $200 million in costs associated with the site from Hecla Limited, as the parent corporation of CoCa.  We believe Hecla Limited would have strong defenses to such a claim and would vigorously defend against any such claims.  Settlement negotiations with the United States commenced in 2010 and are ongoing, but there can be no assurance such negotiations will be successful, or that Hecla Limited will not incur a material liability with respect to this site.

Nelson Tunnel/Commodore Waste Rock Pile Superfund Site

In August 2009, the EPA made a formal request to CoCa for information regarding the Nelson Tunnel/Commodore Waste Rock Pile Superfund Site in Creede, Colorado. A timely response was provided and the EPA later arranged to copy additional documents. CoCa was involved in exploration and mining activities in Creede during the 1970s and the 1980s. No formal claim for response costs under CERCLA has been made against CoCa for this site. Hecla Limited did not acquire CoCa until 1991, well after CoCa discontinued its historical activities in the vicinity of the site. In addition, CoCa is and always has been a separate corporate entity from Hecla Limited. Therefore, we believe that Hecla Limited is not liable for any cleanup, and if CoCa might be liable, it has limited assets with which to satisfy any such liability.  We cannot with reasonable certainty estimate the ultimate liability, if any, relating to this matter, and therefore we have not recorded a liability relating to the site as of March 31, 2013.

Aurizon Transaction

On March 3, 2013, we and Aurizon Mines Ltd. ("Aurizon")  entered into a definitive arrangement agreement pursuant to which we would acquire all of the issued and outstanding common shares of Aurizon for consideration valued at CAD$4.75 per share.  Under the terms of the acquisition, each Aurizon common shareholder and optionholder  ("Aurizon Securityholders") may elect to receive either CAD$4.75 in cash or 0.9953 of a Hecla share per Aurizon share, subject in each case to proration based on a maximum cash consideration of CAD$513.6 million and a maximum number of Hecla shares issued of 57,000,000.   On May 9, 2013, at a special meeting, the Aurizon Securityholders approved the acquisition by a vote that exceeded the required approval of at least 66 2/3% of the votes cast by the Aurizon Securityholders. Pending certain regulatory approvals and other customary conditions, we anticipate that the acquisition will be consummated in the second quarter of 2013.  See Note 13 for more information.

On April 12, 2013, we completed the issuance of $500 million in senior notes ("Notes"), as further discussed in Note 14.  We intend to use the net proceeds from the offering of the Notes to partially fund the acquisition of Aurizon, should it be consummated, and for general corporate purposes, including expenses related to the potential Aurizon acquisition.  The Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for.  Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013.  The gross proceeds from the offering were deposited into an escrow account. The holders of the Notes will have the benefit of a first-priority security interest in the escrow account.  The release of funds from the escrow account will be subject to the satisfaction of certain conditions, including the substantially concurrent consummation of the acquisition of Aurizon.  If the escrow conditions are not satisfied or waived on or prior to September 1, 2013, or such earlier date as we determine that the conditions cannot be satisfied and will not be waived or the escrow agreement is terminated at a time prior thereto, we will be required to redeem all of the Notes no later than five business days thereafter at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest to, but not including, the date of redemption.  Escrowed funds would be released and applied to pay for any such redemption, with the remainder of the amount required to complete such redemption being paid by us out of our other available assets.

Other Commitments

Our contractual obligations as of March 31, 2013 included approximately $10.3 million for commitments relating to capital items, along with $1.8 million for various non-capital costs. In addition, our open purchase orders at March 31, 2013 included approximately $2.4 million and $0.3 million, respectively, for various capital items at the Greens Creek and Lucky Friday units, and approximately $0.3 million and $0.3 million, respectively, for various non-capital costs at such locations. We also have total commitments of approximately $23.6 million relating to scheduled payments on capital leases, including interest, primarily for equipment at our Greens Creek and Lucky Friday units (see Note 9 for more information).  In addition, in 2011, we settled Hecla Limited's Coeur d'Alene Basin environmental litigation and related claims pursuant to a  Consent Decree entered by the Court on September 8, 2011.  Hecla Limited remains obligated under the Consent Decree to make payments totaling $15 million in October 2013 and $55.4 million by August 2014.  The $55.4 million would be substantially funded by proceeds from our outstanding warrants, if exercised (see Note 8 for more information).  Under the terms of the Consent Decree, the proceeds from the exercise of our outstanding warrants will be paid to the United States and the Coeur d'Alene Indian Tribe within 30 days after the end of the quarter when exercised.  If the warrants are not exercised, the company is responsible for its final payment under the Consent Decree.

We had letters of credit for approximately $1.2 million outstanding as of March 31, 2013 for workers' compensation insurance bonding.

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

Related to the above described class action lawsuit, Hecla is named as a nominal defendant in two pending shareholder derivative lawsuits which name as defendants certain Hecla executives and members of Hecla's Board of Directors. The cases are: In Re Hecla Mining Company Derivative Shareholder Litigation, Case No. 2:12-cv-00097 (D. Idaho) and In Re Hecla Mining Inc. [sic] Shareholder Derivative Litigation, Case No. 12-1506 (Kootenai Cnty. Dist. Ct.).  In general terms, these lawsuits allege breaches of fiduciary duties by the individual defendants and seek damages, purportedly on behalf of Hecla. In January 2013, a consolidated amended complaint was filed in each of these lawsuits. In February 2013, we filed a motion to dismiss each of these complaints.  On April 24, 2013, the Judge in the state court derivative action (Case No. 12-1506) dismissed the lawsuit, and an Order of Dismissal was issued on April 30, 2013.  A third derivative case, South, et al. v. Baker, et al., Case No. 7294-VCL (Del. Ch. Ct.), was dismissed with prejudice by the Delaware Court of Chancery on September 25, 2012.  In addition, the Board of Directors has received two letters on behalf of purported shareholders demanding that Hecla commence litigation against certain executives and directors on substantially similar grounds.  Hecla's board has concluded the actions requested by both demands would be contrary to the Company's best interest given the pendency of other, related litigation against the Company.

In March 2012, Hecla Limited received notice of a complaint filed against it by the United Steel Workers, Local 5114, with the Federal Mine Safety and Health Review Commission for compensation for bargaining unit workers at the Lucky Friday mine idled as a result of the previously-announced, temporary suspension of production at the mine.  The complaint alleges the bargaining unit workers are entitled to compensation under Section 111 of Federal Mine Safety and Health Act of 1977 from November 16, 2011 - the date an order was issued by the Mine Safety Health Administration (“MSHA”) to Hecla Limited - until such time as the order is terminated. We submitted a motion for summary decision to the administrative law judge within the Federal Mine Safety and Health Review Commission, which was denied in December 2012.  Currently we are awaiting further proceedings. We believe the claim is without merit, and that all wages due under Section 111, which was an immaterial amount, have already been paid.  Therefore, we have not recorded a liability relating to the claim as of March 31, 2013.  The amount of the union's claim is estimated to be in the range of $0 to $10 million.

We are subject to other legal proceedings and claims which arise from time to time. These can include, but are not limited to, legal proceedings and/or claims pertaining to environmental or safety matters. For example, in April 2011, a fatal accident occurred at the Lucky Friday mine which was investigated by MSHA. In November 2011, an accident occurred as part of the construction of #4 Shaft which resulted in the fatality of one contractor employee.  In an unrelated incident, in December 2011, a rock burst occurred in a primary access way at the Lucky Friday mine and injured seven employees, none fatally.  At the end of 2011, MSHA began a special impact investigation at the Lucky Friday mine which resulted in an order to remove built-up cementitious material from the Silver Shaft, the primary access way from the surface at the Lucky Friday mine. As a result of MSHA's investigations related to these events, Hecla Limited has been issued monetary penalties (none of which are material, individually or in the aggregate), and may face additional enforcement actions, including additional monetary penalties  from MSHA or other governmental agencies. Although there can be no assurance as to the ultimate disposition of these other matters, we believe they will not have a material adverse effect on our results from operations or financial position.

On April 12, 2013, the family of Larry Marek, an employee of Hecla Limited who was fatally injured in the April 2011 accident, filed a lawsuit against us and certain of our officers and employees seeking damages for, among other claims, wrongful death and infliction of emotional distress.  No dollar amount of damages is claimed in the complaint.  We cannot reasonably predict the outcome of this matter, however, we believe the case is without merit and intend to vigorously defend this lawsuit.

Note 5.    Earnings Per Common Share

We are authorized to issue 500,000,000 shares of common stock, $0.25 par value per share, of which 285,163,224 shares were issued and outstanding at March 31, 2013.

The following table reconciles weighted average common shares used in the computations of basic and diluted earnings per share for the three-month periods ended March 31, 2013 and 2012 (thousands, except per-share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator
Net income	$11,094	$12,572
Preferred stock dividends	(138)	(138)
Net income applicable to common shares for basic and diluted earnings per share	$10,956	$12,434

Denominator
Basic weighted average common shares	285,171	285,292
Dilutive stock options and restricted stock	11,993	11,636
Diluted weighted average common shares	297,164	296,928
Basic earnings per common share
Net income applicable to common shares	$0.04	$0.04
Diluted earnings per common share
Net income applicable to common shares	$0.04	$0.04

Diluted income per share for the three months ended March 31, 2013 and 2012 excludes the potential effects of outstanding shares of our convertible preferred stock, as their conversion and exercise would have no effect on the calculation of dilutive shares.

Options to purchase 537,005 shares of our common stock were excluded from the computation of diluted earnings per share for the three-month period ended March 31, 2013.  For the three-month period ended March 31, 2012, options to purchase 823,668 shares of our common stock were excluded from the computation of diluted earnings per share.  In each case, the exercise price of the options not included in the computations of diluted earnings per share exceeded the average price of our stock during those periods and therefore would not affect the calculation of earnings per share.

Note 6.    Business Segments

We are currently organized and managed in two reporting segments: the Greens Creek unit and the Lucky Friday unit.  On March 3, 2013, we and Aurizon Mines Ltd. ("Aurizon")  entered into a definitive arrangement agreement pursuant to which we would acquire all of the issued and outstanding common shares of Aurizon.  See Note 13 for more information.  If the acquisition is consummated, our reporting segments would change to include the acquired operations.

General corporate activities not associated with operating units and their various exploration activities, as well as discontinued operations and idle properties, are presented as “other.”  Interest expense, interest income and income taxes are considered general corporate items, and are not allocated to our segments.

The following tables present information about reportable segments for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Net sales to unaffiliated customers:
Greens Creek	$72,649	$90,900
Lucky Friday	3,801	253
	$76,450	$91,153
Income (loss) from operations:
Greens Creek	$27,189	$47,382
Lucky Friday	(3,847)	(5,943)
Other	(25,555)	(16,003)
	$(2,213)	$25,436

The limited sales and loss from operations at the Lucky Friday segment for the first quarter of 2012 were due to the suspension of production at the Lucky Friday mine during all of 2012.  At the end of 2011, MSHA began a special impact inspection at the Lucky Friday mine which resulted in an order to remove loose cementitious material from the Silver Shaft. In response, we submitted a plan to MSHA and received approval to remove the material, and this work commenced in the first quarter of 2012. In addition, the plan included the removal of unused utilities, construction of a water ring to prevent ice from forming in the winter, the installation of a metal brattice, repair of shaft steel, and installation of a new power cable, all of which should improve the shaft's functionality and possibly improve the shaft's hoisting capacity.   Once the Silver Shaft work was completed down to the 4900 foot level, work began on a haulage way bypassing an area at the 5900 foot level impacted by a rock burst in December 2011.  Work on the Silver Shaft and haulage way was completed in early 2013, and we recommenced limited production at the Lucky Friday mine in February 2013.  In the first quarter of  2013, we incurred $1.5 million in non-capitalized expenses, including $0.6 million in depreciation, depletion, and amortization, which is reported in Lucky Friday suspension-related costs on the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited).

The following table presents identifiable assets by reportable segment as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Identifiable assets:
Greens Creek	$746,417	$741,666
Lucky Friday	221,316	226,196
Other	412,379	410,428
	$1,380,112	$1,378,290

Note 7.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012

Service cost	$1,057	$993
Interest cost	970	1,017
Expected return on plan assets	(1,204)	(1,145)
Amortization of prior service cost	97	100
Amortization of net loss	776	707
Net periodic benefit cost	$1,696	$1,672

The increased service costs in 2013 versus 2012 were driven primarily by higher staffing and compensation levels.

Current-year contributions to the pension plans by the company as of March 31, 2013 have totaled $0.7 million, and we expect to contribute an additional $0.3 million over the rest of 2013.

Note 8.    Shareholders’ Equity

Common Stock Dividends

In September 2011 and February 2012, our Board of Directors adopted a common stock dividend policy that has two components:  (1) a dividend that links the amount of dividends on our common stock to our average quarterly realized silver price in the preceding quarter, and (2) a minimum annual dividend of $0.01 per share of common stock, in each case, payable quarterly, when and if declared.  For illustrative purposes only, the table below summarizes potential per share dividend amounts at different quarterly average realized price levels according to the first component of the policy:

Quarterly average realized silver price per ounce	Quarterly dividend per share	Annualized dividend per share
$30	$0.01	$0.04
$35	$0.02	$0.08
$40	$0.03	$0.12
$45	$0.04	$0.16
$50	$0.05	$0.20
$55	$0.06	$0.24
$60	$0.07	$0.28

On May 10, 2013, our Board of Directors declared a common stock dividend, pursuant to the minimum annual dividend component of the policy described above, of $0.0025 per share, for a total dividend of $0.7 million payable in June 2013. Because the average realized silver price for the first quarter of 2013 was $28.86 per ounce, below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid.  The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

Status of Warrants

The following table summarizes certain information about our stock purchase warrants at March 31, 2013:

Warrants Outstanding	Warrants	Exercise Price	Expiration Date
Series 1 warrants	5,200,519	$2.40	June 2014
Series 1 warrants	460,976	2.51	June 2014
Series 3 warrants	16,671,128	2.45	August 2014
Total warrants outstanding	22,332,623

No warrants were exercised during the first three months of 2013.  Under the financial terms of the Consent Decree settling the Coeur d’Alene Basin litigation, the proceeds from the exercise of our outstanding warrants will be paid to the United States and the Coeur d'Alene Indian Tribe within 30 days after the end of the quarter when exercised.  If the warrants are not exercised, the company is responsible for its final payment under the Consent Decree.

Common Stock Repurchase Program

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time.  Whether or not to engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time.  As of March 31, 2013, 400,300 shares have been purchased at an average price of $5.56 per share, leaving 19.6 million shares that may yet be purchased under the program.  The closing price of our common stock at May 7, 2013, was $3.26 per share.

Note 9.    Credit Facilities and Capital Leases

Credit Facilities

We have a $100 million senior secured revolving credit facility, which is collateralized by the shares of common stock held in our material domestic subsidiaries and by our joint venture interests in the Greens Creek mine, all of our rights and interests in the joint venture agreement, and all of our rights and interests in the assets of the joint venture.  This credit facility originated with a $60 million senior secured revolving credit agreement entered into in October 2009 that has been amended several times.  On April 1, 2013 we amended the agreement to reduce the commitment amount from $150 million to $100 million while also adjusting certain covenants and limitations.  Amounts borrowed under the credit agreement are available for general corporate purposes.  The interest rate on outstanding loans under the agreement is between 3.00% and 3.75% above the London Interbank Offered Rate or an alternative base rate plus an applicable margin of between 2.00% and 2.75%.  We are required to pay a standby fee of between 0.825% and 1.05% per annum on undrawn amounts under the revolving credit agreement.  The credit facility is effective until August 1, 2015. In the first three months of 2013, we incurred $0.1 million in interest expense for the amortization of loan origination fees and $0.3 million in interest expense for commitment fees relating to the credit agreement.

The credit agreement includes various covenants and other limitations related to our various financial ratios and indebtedness and investments, as well as other information and reporting requirements, including the following limitations:

•	Senior Leverage ratio (calculated as debt secured by liens divided by EBITDA) of not more than 2.50:1.
•	Leverage ratio (calculated as total debt divided by EBITDA) of not more than 4.50:1 at all times prior to March 31, 2014, and not more than 4.00:1 at all times from and after March 31, 2014.
•	Interest coverage ratio (calculated as EBITDA divided by interest expense) of not less than 3.0:1.
•
Tangible net worth of greater than 80% of the Tangible Net Worth at completion of the acquisition of Aurizon, if consummated, plus 50% of positive quarterly Net Income thereafter.  (see Note 13 for more information on the acquisition of Aurizon).

We were in compliance with all covenants under the credit agreement as of March 31, 2013.  We have not drawn funds on the current revolving credit facility as of the filing date of this Form 10-Q.

Capital Leases

We have entered into various lease agreements for equipment at our Greens Creek and Lucky Friday units, which we have determined to be capital leases.  At March 31, 2013, the total liability balance associated with capital leases, including certain purchase option amounts, was $22.7 million, with $7.3 million of the liability classified as current and the remaining $15.4 million classified as non-current. At December 31, 2012, the total liability balance associated with capital leases was $17.5 million, with $5.6 million of the liability classified as current and $11.9 million classified as non-current. The total obligation for future minimum lease payments was $23.6 million at March 31, 2013, with $1.1 million attributed to interest.

At March 31, 2013, the annual maturities of capital lease commitments, including interest, are (in thousands):

Twelve-month period ending March 31,
2014	$7,293
2015	7,392
2016	6,092
2017	2,851
2018	—
Total	23,628
Less: imputed interest	(1,117)
Net capital lease obligation	$22,511

Note 10.    Developments in Accounting Pronouncements

In December of 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which enhances disclosure requirements regarding an entity's financial instruments and derivative instruments that are offset or subject to a master netting arrangement. This information about offsetting and related netting arrangements will enable users of financial statements to understand the effect of those arrangements on the entity's financial position, including the effect of rights of setoff. The amendments are required for annual reporting periods beginning after January 1, 2013, and interim periods within those annual periods. Adoption of this guidance has not had a material impact on our consolidated financial statements.

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

We use financially-settled forward contracts to sell lead and zinc at fixed prices for settlement at approximately the same time that our unsettled concentrate sales contracts will settle.  The settlement of each concentrate contract is based on the average spot price of the metal during the month of settlement, which may differ from the prices used to record the sale when the sale takes place.  The objective of the contracts is to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At March 31, 2013, we recorded a current asset of $2.0 million, which is included in other current assets, for the fair value of the contracts.  We recognized a $2.4 million net gain on the contracts during the first three months of 2013, which is included in sales of products.  The net gain recognized on the contracts offsets price adjustments on our provisional concentrate sales related to changes to lead and zinc prices between the time of sale and final settlement.

In addition, we use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  At March 31, 2013, we recorded a current asset of $7.8 million, which is included in other current assets, and a non-current asset of $13.1 million, which is included in other non-current assets, for the fair value of the contracts.  The current asset balances is net of approximately $1.8 million for contracts that were in a fair value liability position at March 31, 2013. We recognized a $21.5 million net gain on the contracts, which includes $4.3 million in gains realized on settled contracts, during the first three months of 2013. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.  The gains recognized during the first three months of 2013 are the result of decreasing lead and zinc prices during March.  This program is designed and intended to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following tables summarize the quantities of base metals committed under forward sales contracts at March 31, 2013 and December 31, 2012:

March 31, 2013	Pounds under contract (in thousands)		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2013 settlements	14,716	7,165	$0.93	$1.08
Contracts on forecasted sales
2013 settlements	30,258	26,951	$0.98	$1.09
2014 settlements	60,516	47,619	$0.99	$1.05
2015 settlements	20,944	37,864	$1.00	$1.07

December 31, 2012	Pounds under contract (in thousands)		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2013 settlements	14,991	6,945	$0.95	$1.00
Contracts on forecasted sales
2013 settlements	35,935	32,794	$0.96	$1.11
2014 settlements	30,203	33,069	$0.98	$1.03
2015 settlements	3,307	23,534	$1.01	$1.06

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

Description	Balance at March 31, 2013	Balance at December 31, 2012	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$168,614	$190,984	Level 1
Available for sale securities:
Equity securities – mining industry	9,429	9,614	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	11,927	17,555	Level 2
Restricted cash balances:
Certificates of deposit and other bank deposits	883	871	Level 1
Derivative contracts:
Base metal forward contracts	22,743	5,606	Level 2
Total assets	$213,596	$224,630

Liabilities:

Derivative contracts:
Base metal forward contracts	—	2,483	Level 2

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

Trade accounts receivable include amounts due to us for shipments of concentrates and doré sold to smelters and refiners.  Revenues and the corresponding accounts receivable for sales of concentrates and doré are recorded when title and risk of loss transfer to the customer (generally at the time of loading on truck or ship).  Sales of concentrates are recorded using estimated forward prices for the anticipated month of settlement applied to our estimate of payable metal quantities contained in each shipment.  Sales are recorded net of estimated treatment and refining charges, which are also impacted by changes in metals prices and quantities of contained metals.  We estimate the prices at which sales of our concentrates will be settled due to the time elapsed between shipment and final settlement with the smelter.  Receivables for previously recorded concentrate sales are adjusted to reflect estimated forward metals prices at the end of each period until final settlement by the smelter.  We obtain the forward metals prices used each period from a pricing service.  Changes in metal prices between shipment and final settlement result in changes to revenues previously recorded upon shipment.  The embedded derivative contained in our concentrate sales is adjusted to fair market value through earnings each period prior to final settlement.

We use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments that have not reached final settlement.  We also use financially-settled forward contracts to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments (see Note 11 for more information).  These contracts do not qualify for hedge accounting, and are marked-to-market through earnings each period.  The fair value of each contract represents the present value of the difference between the forward metal price for the contract settlement period as of the measurement date and the contract settlement metal price.

Note 13.    Acquisition of Aurizon Mines Ltd.

On March 3, 2013, we and Aurizon Mines Ltd. ("Aurizon")  entered into a definitive arrangement agreement pursuant to which we would acquire all of the issued and outstanding common shares of Aurizon for consideration valued at CAD$4.75 per share. Under the terms of the acquisition, each Aurizon common shareholder and optionholder (“Aurizon Securityholders”) may elect to receive either CAD$4.75 in cash (the “Cash Alternative”) or 0.9953 of a Hecla share (the “Share Alternative”) per Aurizon share, subject in each case to proration based on a maximum cash consideration of CAD$513.6 million and a maximum number of Hecla shares issued of 57,000,000.  Assuming that each Aurizon Securityholder elected either the Cash Alternative or the Share Alternative, each Aurizon Securityholder would be entitled to receive approximately CAD$3.11 in cash and 0.34462 of a Hecla share for each Aurizon share. Aurizon had 164,838,377 issued and outstanding common shares as of May 7, 2013. An additional 747,132 Aurizon common shares would be issued immediately prior to consummation of the acquisition related to the conversion of in-the-money Aurizon stock options, resulting in a total of 165,585,509 issued and outstanding Aurizon common shares at the time of consummation of the acquisition.  The actual value of consideration transferred will be based in part on the market price of Hecla's common stock on the date the acquisition is consummated. Based on the closing price of Hecla stock of CAD$3.29 per share on May 7, 2013 (and the CAD$/US$ exchange rate of 0.9923 on that date), total consideration would be CAD$700.9 (US$695.5) million.  A 10% change in the price per share of Hecla stock from its closing price on May 7, 2013 would result in a CAD$18.7 (US$18.6) million change in the amount of total consideration transferred in the acquisition.  On May 9, 2013, at a special meeting, the Aurizon Securityholders approved the acquisition by a vote that exceeded the required approval of at least 66 2/3% of the votes cast by the Aurizon Securityholders. Pending certain regulatory approvals and other customary conditions, we anticipate that the acquisition will be consummated in the second quarter of 2013.

The cash portion of the consideration in the acquisition will be funded primarily by net proceeds from a $500 million senior note issuance completed on April 12, 2013.  See Note 14 for more information.

Note 14.    Subsequent Event

Senior Note Issuance

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our senior notes due May 1, 2021 (the “Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.  The Notes are governed by the Indenture, dated as of April 12, 2013 (the “Indenture”), among the Company and certain of the Company's subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee.

The Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for.  Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013.

The Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries (the "Guarantors").   The Notes and the guarantees will be our general senior unsecured obligations and will be subordinated to all of our and the Guarantors' existing and future secured debt to the extent of the assets securing that secured debt.  In addition, the Notes will be effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the Notes, to the extent of the assets of those subsidiaries.

We intend to use the net proceeds from the offering of the Notes ($490 million) to partially fund the acquisition of Aurizon, should it be consummated, and for general corporate purposes, including expenses related to the Aurizon acquisition.  See Note 13 for more information.

On April 12, 2013, the gross proceeds from the offering were deposited into an escrow account. The holders of the Notes will have the benefit of a first-priority security interest in the escrow account.  The release of funds from the escrow account will be subject to the satisfaction of certain conditions, including the substantially concurrent consummation of the acquisition of Aurizon.  If the escrow conditions are not satisfied or waived on or prior to September 1, 2013, or such earlier date as we determine that the conditions cannot be satisfied and will not be waived or the escrow agreement is terminated at a time prior thereto, we will be required to redeem all of the Notes no later than five business days thereafter at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest to, but not including, the date of redemption.  Escrowed funds would be released and applied to pay for any such redemption, with the remainder of the amount required to complete such redemption being paid by us out of our other available assets.

In addition to the mandatory redemption described in the paragraph above, the Notes will be redeemable in whole or in part, at any time and from time to time on or after May 1, 2016, on the redemption dates and at the redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption.  Prior to May 1, 2016, we may redeem some or all of the Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium.  We may redeem up to 35% of the Notes before May 1, 2016 with the net cash proceeds from certain equity offerings.

Upon the occurrence of a change of control (as defined in the Indenture), each holder of Notes will have the right to require us to purchase all or a portion of such holder's Notes pursuant to a change of control offer (as defined in the Indenture), at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase, subject to the rights of holders of the Notes on the relevant record date to receive interest due on the relevant interest payment date.

In connection with the sale of the Notes, we entered into a Registration Rights Agreement, dated as of April 12, 2013, pursuant to which we and the Guarantors have agreed to (i) file an exchange offer registration statement within 270 days after the issue date of the Notes to exchange the Notes for a new issue of debt securities registered under the Securities Act, with terms substantially identical to those of the Notes (except with respect to certain transfer restrictions and certain obligations to pay special interest as described in the Notes); (ii) use our commercially reasonable efforts to cause the exchange offer registration statement to be declared effective under the Securities Act within 330 days after the issue date of the Notes; (iii) use our commercially reasonable efforts to consummate the exchange offer within 365 days after the issue date of the Notes; and (iv) in certain circumstances, file a shelf registration statement for the resale of the Notes.  If we and the Guarantors fail to satisfy our registration obligations under the Registration Rights Agreement, then the annual interest rate on the Notes will increase by 0.25% per annum and by an additional 0.25% per annum for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per annum.

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A – Business – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2012 and under Part II – Other Information, Item 1A – Risk Factors in this quarterly report on Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Hecla Mining Company and its subsidiaries have provided precious and base metals to the U.S. economy and worldwide since 1891. We discover, acquire, develop, produce, and market silver, gold, lead and zinc.

We produce lead, zinc and bulk concentrates, which we sell to custom smelters, and unrefined gold and silver bullion bars (doré), which may be sold for further refining before sale to precious metals traders.  We are organized and managed into two segments that encompass our operating units:  the Greens Creek and Lucky Friday units.  The map below shows the locations of our operating units and our exploration projects, as well as our corporate offices located in Coeur d'Alene, Idaho and Vancouver, British Columbia.

Greens Creek
Admiralty Island, Alaska
operating property
Corporate Office
Vancouver, BC
Corporate Office
Coeur d'Alene, Idaho
Silver Valley
Wallace, Idaho
exploration / pre-development project
Lucky Friday
Mullan, Idaho
operating property
Monte Cristo
Esmeralda County, Nevada
exploration property
San Juan Silver
Creede, Colorado
exploration / pre-development project
San Sebastian
Durango, Mexico
exploration / pre-development project

Our current business strategy is to focus our financial and human resources in the following areas:

•	operating our properties safely, in an environmentally responsible manner, and cost-effectively;
•	fully integrating the acquisition of Aurizon Mines Ltd. ("Aurizon"), should it be consummated (discussed further below);
•
returning our Lucky Friday mine to full production during 2013.  Limited production recommenced at Lucky Friday in the first quarter of 2013 after the temporary suspension of operations in December 2011.  We anticipate production will increase to full production levels by approximately mid-2013.   See the Lucky Friday Segment section below for more information;

•	expanding our reserves and production capacity at our operating properties;
•
maintaining and investing in exploration and pre-development projects in the vicinities of four mining districts we believe to be under-explored and under-invested: North Idaho's Silver Valley in the historic Coeur d'Alene Mining District; our Greens Creek unit on Alaska's Admiralty Island located near Juneau; the silver-producing district near Durango, Mexico; and the Creede district of Southwestern Colorado.  If the acquisition of Aurizon is consummated, our exploration and pre-development efforts will also be focused on Aurizon's projects in the Abitibi region of north-western Quebec, Canada;  and

•
continuing to seek opportunities to acquire and invest in mining properties and companies.  Examples include our acquisition of the Monte Cristo property in Nevada in 2012, investments in Dolly Varden Silver Corporation, Canamex Resources Corp., and  Brixton Metals Corporation in 2012 and 2013, and the pending acquisition of Aurizon discussed further below.

A number of key factors may impact the execution of our strategy, including regulatory issues, our ability to integrate the acquisition of Aurizon, and metals prices.  Metals prices  can be very volatile. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control.  Average market prices of silver and gold in the first three months of 2013 were lower than their levels from the comparable period last year, while average prices for lead were higher in the first quarter of 2013 and average zinc prices were substantially the same compared to the first quarter of 2012, as illustrated by the table in Results of Operations below. We believe current global economic and industrial trends could result in demand growth for the metals we produce.  However, prices have been volatile over the last five years and there can be no assurance that current prices will continue.

On March 3, 2013, we entered into an agreement to acquire all of the issued and outstanding common shares of Aurizon for total consideration of approximately CAD$796 million at the time of the agreement.  See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.  Aurizon owns 100% of the producing Casa Berardi gold mine, along with interests in various gold exploration properties in the Abitibi region of north-western Quebec, Canada.  The merger is expected to increase our annual gold production by more than 300%, give us ownership of an operating gold mine and significant gold reserves, and provide access to a large land package with known mineralization.  Should the transaction be consummated, we would be faced with the challenge of integrating the acquisition and assuming operating responsibility for Casa Berardi and other Aurizon projects.  The acquisition would be partially funded by $490 million in net proceeds from our issuance of senior notes in April 2013 (see Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited)).  As discussed in the Financial Liquidity and Capital Resources section below, we believe that we would be able to meet the obligations associated with the acquisition of Aurizon and additional debt; however, a number of factors could impact our ability to meet the debt obligations and fund our other projects.

Another growth opportunity is the construction of an internal shaft at the Lucky Friday mine (“#4 Shaft”), which, we believe, could significantly increase production and extend the life of the mine.  The #4 Shaft project will involve significant additional capital costs during the periods leading up to its expected completion date in 2016.   Although we believe that our current capital resources will allow us to complete the project, there are a number of factors that could affect its completion.

We strive to achieve excellent mine safety and health performance. We seek to implement this goal by: training employees in safe work practices; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; involving employees in the establishment of safety standards; and participating in the National Mining Association's CORESafety program. We attempt to implement reasonable best practices with respect to mine safety and emergency preparedness.  See Part I, Item 1A. Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2012, as updated by Part II, Item 1A. Risk Factors in this Form 10-Q, for information on accidents and other events that recently impacted operations at our Lucky Friday unit.  We work with the Mine Safety and Health Administration ("MSHA") to address issues outlined in the investigations of these incidents and continue to evaluate our safety practices.

Another challenge is the risk associated with environmental litigation and ongoing reclamation activities. As described in Part I, Item 1A. Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2012, as updated by Part II, Item 1A. Risk Factors in this Form 10-Q, and Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited), it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans.  We are involved in various environmental legal matters, and there can be no assurance that the estimate of our environmental liabilities, liquidity needs, or strategic plans will not be significantly impacted as a result of these matters or new matters that may arise.  We strive to ensure that our activities are conducted in compliance with applicable laws and regulations and to resolve environmental litigation.

Results of Operations

For the first quarter of 2013, we recorded income applicable to common shareholders of $11.0 million ($0.04 per basic common share), compared to $12.4 million ($0.04 per basic common share) during the first quarter of 2012. The following factors led to the results for the first three months of 2013 compared to the same period in 2012:

•
Decreased gross profit at our Greens Creek and Lucky Friday units in the first quarter of 2013 by $20.0 million and $2.6 million, respectively, compared to the first quarter of 2012. See The Greens Creek Segment and The Lucky Friday Segment sections below.

•	$5.3 million in costs in the first quarter of 2013 related to the acquisition of Aurizon. See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.
•
Exploration and pre-development expense increased to $11.3 million in the first quarter of 2013 from $9.0 million in the same period in 2012, as we continue extensive exploration work at our Greens Creek unit, on our land package near Durango, Mexico, at our San Juan Silver project in the Creede district of Colorado, and in North Idaho's Coeur d’Alene Mining District near our Lucky Friday unit.  "Pre-development expense" is defined as costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves.  We have advanced pre-development projects during the first quarter of 2013 at the Bulldog mine in the Creede district which is expected to give us access to historic workings and underground drill platforms at that site.

•
General and administrative expense increased to $6.9 million in the first quarter of 2013 from $4.5 million in the comparable period in 2012 due to higher incentive compensation as a result of additional staffing.

•
Decreased average silver and gold prices for the first quarter of 2013 compared to the same period in 2012.  However, average lead prices increased in the first quarter of 2013, while average zinc prices were substantially the same, compared to the same period in the prior year.

		Three months ended March 31,
		2013	2012
Silver –	London PM Fix ($/ounce)	$30.08	$32.62
	Realized price per ounce	$28.86	$36.59
Gold –	London PM Fix ($/ounce)	$1,630	$1,691
	Realized price per ounce	$1,620	$1,751
Lead –	LME Final Cash Buyer ($/pound)	$1.04	$0.95
	Realized price per pound	$1.07	$1.00
Zinc –	LME Final Cash Buyer ($/pound)	$0.92	$0.92
	Realized price per pound	$0.93	$0.95

Average realized prices differ from average market prices because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the smelters, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metal prices each period through final settlement.  For the first quarter of 2013, we recorded net negative adjustments to provisional settlements of $2.7 million compared to net positive price adjustments to provisional settlements of $5.1 million in the first quarter of 2012. The price adjustments related to zinc and lead contained in our concentrate shipments were largely offset by gains and losses on forward contracts for those metals (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  The gains and losses on these contracts are included in revenues and impact the realized prices for lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forwards contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.

Other significant variances affecting the comparison of our income applicable to common shareholders for the first quarter of 2013 to the same period in 2012 were as follows:

•
$21.5 million net gain on base metal derivative contracts in the first quarter of 2013, compared to $5.2 million net loss in the corresponding 2012 period.  The gains and losses are related to financially-settled forward contracts on forecasted zinc and lead production as a part of a risk management program.  The gains in the first quarter of 2013 include $4.3 million in gains realized on settled contracts.  The losses in the first quarter of 2012 are net of $7.0 million in gains realized on settled contracts, including $3.1 million in gains on liquidated forward contracts related to previously forecasted Lucky Friday base metal sales.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk - Commodity-Price Risk Management for more information on our derivatives contracts.

•
$1.5 million in suspension-related costs at our Lucky Friday unit, including $0.6 million in depreciation, depletion, and amortization, in the first quarter of 2013, down from $6.2 million in suspension-related costs, including $1.5 million in depreciation, depletion, and amortization, in the 2012 period.  The suspension-related costs for the first quarter of 2013 are net of a $1.5 million credit recognized in that period for business interruption insurance proceeds received in April 2013.   As discussed further in The Lucky Friday Segment section below, production resumed at the Lucky Friday in February 2013.

The Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three months ended March 31,
	2013	2012
Sales	$72,649	$90,900
Cost of sales and other direct production costs	(32,032)	(33,290)
Depreciation, depletion and amortization	(12,679)	(9,661)
Gross profit	$27,938	$47,949
Tons of ore milled	197,823	165,516
Production:
Silver (ounces)	1,780,524	1,328,704
Gold (ounces)	13,689	12,652
Zinc (tons)	14,072	15,943
Lead (tons)	4,835	4,854
Payable metal quantities sold:
Silver (ounces)	1,493,297	1,427,187
Gold (ounces)	9,992	11,860
Zinc (tons)	7,885	11,687
Lead (tons)	3,800	4,169
Ore grades:
Silver ounces per ton	12.74	11.08
Gold ounces per ton	0.11	0.12
Zinc percent	8.40	11.00
Lead percent	3.32	3.84
Mining cost per ton	$72.14	$64.04
Milling cost per ton	$37.70	$32.58
Total cash cost per silver ounce (1)	$5.02	$2.24

(1)
A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The $20.0 million decrease in gross profit during the first quarter of 2013 compared to the same 2012 period was primarily the result of  lower sales volume due to the timing of marine concentrate shipments, lower zinc and lead ore grades, lower average prices for silver and gold, and higher mining and milling costs (discussed below),  partially offset by higher silver grades. Ore throughput in the first quarter of last year was negatively impacted by additional ground support work that diverted equipment and personnel away from production, and lower staffing levels than planned.    In addition, gross profit at Greens Creek was impacted by negative price adjustments to revenues of $2.7 million for the first quarter of 2013  compared to positive price adjustments of $4.9 million for the first quarter of 2012. Price adjustments to revenues result from changes in metals prices between transfer of title of concentrates to buyers and final settlements during the period.  The price adjustments related to zinc and lead contained in concentrate shipments were largely offset by gains and losses on forward contracts for those metals (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

Mining and milling costs per ton increased by 13% and 16%, respectively, in the first quarter of 2013 compared to the same period in 2012.  The increase in milling costs was primarily due to diesel fuel costs related to the generation of more power on-site due to lower availability of less expensive hydroelectric power, the result of lower precipitation levels in Southeastern Alaska. Both mining and milling costs were impacted by an increase in labor costs as a result of higher costs of medical and other benefits and higher salary costs.  Higher mining costs are also attributable to higher maintenance costs.

Depreciation, depletion and amortization expense was 31% more in the first quarter of 2013 compared to the same 2012 period, due primarily to higher production as described above, as the majority of depreciation is calculated on a units-of-production basis.

The chart below illustrates the factors contributing to the variances in total cash costs per silver ounce for the first quarter of 2013 compared to the same period of 2012:

Mining and milling cost per ounce increased slightly in the first quarter of 2013 compared to 2012 due to an increasein power and labor costs, mostly offset by the impact of higher silver production due to improved grades.

Other cash costs per ounce for the first quarter of 2013 were lower compared to 2012 due to the effect of higher silver production and lower mine license tax, partially offset by higher labor and power costs.

Treatment costs were lower in the first quarter of 2013 compared to 2012 as a result of lower zinc and lead concentrate production.  Treatment costs include a price participation component that fluctuates with changes in base metal prices.

By-product credits were lower in the first quarter of 2013 compared to 2012 due to lower zinc and lead production due to lower ore grades.

The difference between what we report as “production” and “payable metal quantities sold” is attributable to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually paid for by our smelter customers according to the terms of the smelter contracts (not all of the metals contained in our concentrate shipments are physically recovered through the smelting process).  Differences can also arise from inventory changes incidental to shipping schedules.  The increase in payable quantities sold for the first quarter of 2013 compared to the same period in 2012 is due to the timing of concentrate shipments and increased production during the 2013 period.

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

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2013	2012
Sales	$3,801	$253
Cost of sales and other direct production costs	(4,794)	—
Depreciation, depletion and amortization	(1,328)	—
Gross profit	$(2,321)	$253
Tons of ore milled	13,926	—
Production:
Silver (ounces)	120,492	—
Lead (tons)	706	—
Zinc (tons)	200	—
Payable metal quantities sold:
Silver (ounces)	100,452	—
Lead (tons)	557	—
Zinc (tons)	150	—
Ore grades:
Silver ounces per ton	9.45	—
Lead percent	5.71	—
Zinc percent	2.19	—
Mining cost per ton	$122.49	$—
Milling cost per ton	$58.76	$—
Total cash cost per silver ounce (1)	$36.55	$—

(1)
A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

At the end of 2011, MSHA began a special impact inspection at the Lucky Friday mine which resulted in an order to remove built-up cementitious material from the Silver Shaft.  The Silver Shaft is an approximately one-mile deep, 18-foot diameter, concrete-lined shaft from surface.   It is the primary access to the Lucky Friday mine's underground workings.  In response to the MSHA order, we submitted a plan to MSHA and received approval to remove the built-up cementitious material, and that work commenced in the first quarter of 2012. The plan also included removal of unused utilities, construction of a water ring to prevent ice from forming in the winter, the installation of a metal brattice, repair of shaft steel, and installation of a new power cable, all of which should improve the shaft's functionality and possibly improve the shaft's hoisting capacity.  Production was temporarily suspended during all of 2012 as the Silver Shaft rehabilitation work was performed.  During the suspension of production, the smelter contracts related to treatment of Lucky Friday concentrates were suspended based on force majeure. The shaft restoration project and other related work was completed in early 2013, and limited production at the Lucky Friday recommenced in February 2013.  We anticipate a ramp-up in mine output during the first half of the year as additional production areas come on line, with a return to full production levels expected in approximately mid-2013.   However, the timing of the return to full production at the Lucky Friday mine may ultimately vary from our current estimates.   Once the Silver Shaft rehabilitation work was completed down to the 4900 level, we commenced construction of a haulage way bypass around an area impacted by a rock burst in December 2011, and completed the bypass in early 2013.  Completion of work on the Silver Shaft to the 4900 foot level also enabled planning and other preliminary work to resume on the #4 Shaft project (discussed below), and we resumed sinking of #4 Shaft in early 2013 upon completion of the Silver Shaft work.  Care and maintenance costs incurred at Lucky Friday in the first quarter of 2013 during the suspension of production totaled $1.5 million, including $0.6 million in depreciation, depletion, and amortization.  These costs were net of a $1.5 million credit recognized in that period for business interruption insurance proceeds received in April 2013.  Suspension-related costs for the first quarter of 2012 totaled $6.2 million, including $1.5 million in depreciation, depletion, and amortization.  These costs are included in a separate line item under Other operating expenses on the Condensed Consolidated Statement of Operations and Comprehensive Income (Unaudited).

Total cash cost per silver ounce produced and mining and milling costs per ton for the first quarter of 2013 are higher than levels realized during historical periods of operating at full production.  The higher per-unit costs are primarily due to lower production, as mine output is limited until all production areas come on line.  We anticipate the higher per-unit costs to continue until we return to full production in approximately mid-2013. The suspension-related costs discussed above are excluded from the calculations of total cash cost per silver ounce produced and mining and milling costs per ton.

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

The #4 Shaft project, an internal shaft at the Lucky Friday mine, is expected to, upon its completion, provide deeper access in order to extend the mine's operational life.  We commenced engineering and construction activities on the #4 Shaft in late 2008, and our Board of Directors gave its final approval of the project in August 2011.  Construction of the #4 Shaft as currently designed is expected to cost approximately $200 million, including approximately $102 million already spent as of March 31, 2013, with completion expected in 2016.  As discussed above, the #4 Shaft sinking activities were temporarily suspended until cleanup work in the Silver Shaft was completed in early 2013.  We believe that our current capital resources will allow us to complete the project.  However, there are a number of factors that could affect completion of the project, including:  (i) a significant decline in metals prices, (ii) a reduction in available cash or credit, whether arising from decreased cash flow or other uses of available cash, (iii) increased regulatory burden, or (iv) a significant increase in operating or capital costs.

Many of the employees at our Lucky Friday unit are represented by a union. The collective bargaining agreement with the union expires on April 30, 2016.   As a result of the requirement to remove loose material from the Silver Shaft, which  limited underground access and temporarily suspended production at the Lucky Friday during 2012, Hecla Limited laid off 121 employees in January 2012, with approximately 25 of those employees accepting temporary positions at other Hecla operations.  Employment at the Lucky Friday has returned to roughly its level prior to the suspension of production, as the Silver Shaft work is complete.

In March 2012, Hecla Limited received notice of a complaint filed against it by the United Steel Workers, Local 5114, with the Federal Mine Safety Health Review Commission for compensation for bargaining unit workers at the Lucky Friday mine who were idled as a result of the previously-announced, temporary suspension of production at the mine (see the Other Contingencies section of Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans, while affording a significant benefit to our employees, also represent a significant liability.  The liability recorded for the funded status of our plans was $32.0 million and $30.9 million, respectively, as of March 31, 2013 and December 31, 2012. The company made contributions of $0.7 million during the first quarter of 2013, with additional contributions of $0.3 million anticipated during the rest of 2013.  While the economic variables which will determine future cash requirements are uncertain, we expect contributions to be required in future years.  See Note 7 of Notes to Condensed Consolidated Financial Statements for more information.

Income Taxes

Our net deferred tax asset at March 31, 2013, totaled $111.8 million, or 8% of total assets, a decrease of $4.0 million from the $115.8 million net deferred tax asset at December 31, 2012.  The largest component of the deferred tax asset is deferred reclamation and the tax effect of past net operating losses carried forward to be applied against current income to determine cash income tax liability. The majority of the deferred tax asset for deferred reclamation is expected to be realized in the next two years, assuming adequate taxable income.  Each reporting period, we assess our deferred tax assets with long-range forecasts to provide reasonable assurance that they will be realized through future earnings.  At March 31, 2013, with the exception of $0.1 million relating to net operating loss carry forwards for states where we currently have no activity and $3.0 million for foreign tax credits, we retained no valuation allowance on U.S. deferred tax assets.  A $21.8 million valuation allowance remains on losses in foreign jurisdictions.  We currently expect the effective tax rate for 2013 to be approximately 37%, which was substantially the same as the effective tax rate for 2012.  For the three months ended March 31, 2013, the tax provision represents a 40% effective tax rate primarily as a result of an estimated discrete provision from certain Aurizon acquisition costs which have been deemed to be permanently non-deductible.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The tables below present reconciliations between the non-GAAP measure of total cash costs to the GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization for our operations at the Greens Creek and Lucky Friday units for the three months ended March 31, 2013 and 2012 (in thousands, except costs per ounce).

Total cash costs include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties, and mining production taxes, net of by-product revenues earned from all metals other than the primary metal produced at each unit (silver).  Total cash costs provide management and investors an indication of net operating cash flow, after consideration of the realized price received for production sold.  Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective.  “Total cash cost per ounce” is a measure developed by mining companies in an effort to provide a uniform standard for comparison purposes, however, there can be no assurance that our reporting of this non-GAAP measure is similar to that reported by other mining companies.

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

Dollars are in thousands (except per ounce amounts)	Total, All Properties
	Three Months Ended March 31,
	2013	2012
Total cash costs (1)	$13,346	$$2,976
Divided by ounces produced	1,901	1,329
Total cash cost per ounce produced	$7.02	$2.24
Reconciliation to GAAP:
Total cash costs	$13,346	$2,976
Depreciation, depletion and amortization	14,007	9,661
Treatment costs	(18,597)	(17,695)
By-product credits	46,577	46,353
Change in product inventory	(4,604)	1,805
Reclamation and other costs	103	(149)
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$50,832	$42,951

Dollars are in thousands (except per ounce amounts)	Greens Creek Unit
	Three Months Ended March 31,
	2013	2012
Total cash costs (1)	$8,942	$2,976
Divided by ounces produced	1,781	1,329
Total cash cost per ounce produced	$5.02	$2.24
Reconciliation to GAAP:
Total cash costs	$8,942	$2,976
Depreciation, depletion and amortization	12,679	9,661
Treatment costs	(17,813)	(17,695)
By-product credits	44,966	46,353
Change in product inventory	(4,162)	1,805
Reclamation and other costs	99	(149)
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$44,711	$42,951

Dollars are in thousands (except per ounce amounts)	Lucky Friday Unit (2)
	Three Months Ended March 31,
	2013	2012
Total cash costs (1)	$4,404	$—
Divided by silver ounces produced	120	—
Total cash cost per ounce produced	$36.55	$—
Reconciliation to GAAP:
Total cash costs	$4,404	$—
Depreciation, depletion and amortization	1,328	—
Treatment costs	(784)	—
By-product credits	1,611	—
Change in product inventory	(442)	—
Reclamation and other costs	4	—
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$6,121	$—

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

(2)
Production was temporarily suspended at the Lucky Friday Unit as work was performed to rehabilitate the Silver Shaft, the primary access from surface to the underground workings at the Lucky Friday mine. The Silver Shaft work was completed in early 2013, and limited production resumed at the Lucky Friday starting in February 2013.  Care and maintenance costs incurred at the Lucky Friday during the suspension of production are included in a separate line item under Other operating expenses on the Condensed Consolidated Statement of Operations and Comprehensive Income (Unaudited), and have been excluded from the calculation of total cash costs for the three month periods ended March 31, 2013 and 2012.

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$168.6	$191.0
Marketable equity securities - non-current	9.4	9.6
Total cash, cash equivalents and investments	$178.0	$200.6

Cash and cash equivalents decreased by $22.4 million in the first three months of 2013, as discussed below, while the value of non-current marketable equity securities decreased by $0.2 million (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

As further discussed in Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited), on March 3, 2013, we entered into an agreement to acquire Aurizon Mines Ltd.   Under the terms of the acquisition, each Aurizon common shareholder and optionholder (“Aurizon Securityholders”) may elect to receive either CAD$4.75 in cash or 0.9953 of a Hecla share per Aurizon share, subject in each case to proration based on a maximum cash consideration paid by us of CAD$513.6 million and a maximum number of Hecla shares issued of 57,000,000.  On May 9, 2013, at a special meeting, the Aurizon Securityholders approved the acquisition by a vote that exceeded the required approval of at least 66 2/3% of the votes cast by the Aurizon Securityholders. Pending certain regulatory approvals and other customary conditions, we anticipate that the acquisition will be consummated in the second quarter of 2013.  Aurizon's cash and cash equivalents balances at the close of the acquisition would be transferred to us as part of the acquisition. Aurizon had cash and cash equivalents of approximately CAD$204.2 million as of December 31, 2012.  We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which would require additional equity issuances or financing. There can be no assurances that such financing will be available to us.

On April 12, 2013, we completed an offering of senior notes for total principal of US$500 million, as discussed in Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited).  We intend to use the net proceeds from the offering of the notes of $490 million to partially fund the acquisition of Aurizon. and for general corporate purposes, including expenses related to the Aurizon acquisition.  The gross proceeds from the offering are held in an escrow account, and the release of funds from the escrow account will be subject to the satisfaction of certain conditions, including the substantially concurrent consummation of the acquisition of Aurizon.  If the escrow conditions are not satisfied or waived on or prior to September 1, 2013, or such earlier date we determine that the conditions cannot be satisfied and will not be waived or the escrow agreement is terminated at a time prior thereto, we will be required to redeem all of the notes no later than five business days thereafter at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest to, but not including, the date of redemption.  Escrowed funds would be released and applied to pay for any such redemption, with the remainder of the amount required to complete such redemption being paid by us out of our other available assets.  The notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for.  Interest on the notes is payable on May 1 and November 1 of each year, commencing November 1, 2013.

In 2011, we settled Hecla Limited's Coeur d'Alene Basin environmental litigation and related claims pursuant to a  Consent Decree entered by the Court on September 8, 2011.  Payments of approximately $168 million and $25 million (and related interest) were made in October 2011 and 2012, respectively, pursuant to the terms of the Consent Decree. Hecla Limited remains obligated under the Consent Decree to make payments totaling $70.5 million, plus interest between now and August 2014.

The #4 Shaft project, which is discussed further in the Lucky Friday Segment section above, is expected to involve capital expenditures of approximately $200 million, including approximately $102 million that has been spent on the project as of March 31, 2013.

Pursuant to our common stock dividend policy described in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), our Board of Directors declared and paid common dividends totaling $17.1 million in 2012 and $3.6 million in the first quarter of 2013.  On May 10, 2013, our Board of Directors declared a common stock dividend totaling $0.7 million payable in June 2013. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter.  Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time.  Whether or not to engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time.  As of March 31, 2013, 400,300 shares have been repurchased under the program, at an average price of $5.56 per share, leaving 19.6 million shares that may yet be purchased under the program as of March 31, 2013.  The closing price of our common stock at May 7, 2013, was $3.26 per share.

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

As a result of our current cash balances, any cash we may obtain in the potential acquisition of Aurizon, proceeds held in escrow from the issuance of senior notes discussed above, the performance of our current operations and the operations of Aurizon, if the acquisition is consummated, current metals prices, and full availability of our $100 million revolving credit agreement, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing if needed will be adequate to meet our obligations during the next 12 months.  These obligations include, but are not limited to: cash consideration for the acquisition of Aurizon (if the acquisition is consummated), related costs, debt service obligations related to the senior notes issued in April 2013 (if the notes are not immediately redeemed in the event the Aurizon acquisition is not consummated), the required environmental settlement payments previously discussed, capital outlays for the #4 Shaft project and other capital expenditures, including potentially with respect to Aurizon's projects,  potential repurchases of our common stock under the program described above, and payment of potential common stock dividends, if declared by our Board of Directors.  We currently estimate that a total of approximately $152 million will be spent on capital expenditures for equipment, infrastructure, and development at our Lucky Friday and Greens Creek units in 2013. Aurizon anticipates a total of approximately $102 million in capital expenditures at their Casa Berardi mine in 2013.  We also estimate that exploration and pre-development expenditures will total approximately $42 million in 2013, with an additional approximately $7 million estimated by Aurizon for their exploration projects. However, capital, exploration, and pre-development expenditures may change based upon our financial position, metals prices, and other considerations.  Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate costs, sources of liquidity available to us, our ability to successfully integrate Aurizon's operations if the acquisition is consummated, and other factors.  However, a sustained downturn in metals prices or significant increase in operational or capital costs, other uses of cash, or other factors beyond our control could impact our plans.

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash provided by operating activities (in millions)	$11.4	$41.4

Cash provided by operating activities in the first quarter of 2013 decreased by $30.1 million compared to the same period in 2012 primarily due to lower income, as adjusted for non-cash items. The lower income is primarily attributable to lower gross profit at our operations, as discussed in the Greens Creek Segment and Lucky Friday Segment sections above, costs related to the potential acquisition of Aurizon, and higher exploration and pre-development expenses. Working capital and other operating asset and liability changes resulted in a net cash flow decrease of $0.2 million in the first three months of 2013 compared to a net increase in cash flows of $0.3 million in the 2012 period.   The $0.5 million variance in working capital changes is attributed to higher product inventory balances and a lower reduction in accounts receivable, due to the timing of shipments at Greens Creek, and decreases in accruals for production taxes at Greens Creek.  These factors were partially offset by higher accrued payroll and related benefits due mainly to the timing of payment of incentive compensation related to prior-year performance and higher accounts payable balances due mainly to increased activity at the Lucky Friday mine.

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash used in investing activities (in millions)	$(28.2)	$(24.6)

During the first quarter of 2013 we invested $25.8 million in capital expenditures, not including $6.7 million in non-cash capital lease additions, an increase of $1.1 million compared to the same period in 2012, due to an increase in capital spending at the Lucky Friday unit.  During the first quarter of 2013, we purchased marketable securities having a cost basis of $2.6 million.

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash (used in) provided by financing activities (in millions)	$(5.5)	$(4.8)

During the first three months of 2013 and 2012, we paid cash dividends on our common stock totaling $3.6 million  and cash dividends of $0.1 million on our Series B Preferred Stock.  We made repayments on our capital leases of $1.5 million and $1.1 million in the three month periods ended March 31, 2013 and 2012, respectively.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our litigation settlement, outstanding purchase orders, certain capital expenditures, our credit facility and lease arrangements as of March 31, 2013 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligations (1)	$3,315	—	—	$—	$3,315
Commitment fees (2)	825	1,100	—	—	1,925
Contractual obligations (3)	12,074	—	—	—	12,074
Capital lease commitments (4)	7,293	13,484	2,851	—	23,628
Operating lease commitments (5)	3,094	4,129	3,096	2,886	13,205
Coeur d'Alene Basin litigation settlement (6)	15,000	55,400	—	—	70,400
Surety maintenance fees (6)	350	115	—	—	465
Defined benefit pension plans (8)	316	—	—	—	316
Supplemental executive retirement plan (7)	322	648	679	2,437	4,086
Total contractual cash obligations	$42,589	$74,876	$6,626	$5,323	$129,414

(1)
Consists of open purchase orders of approximately $2.8 million at the Greens Creek unit and $0.6 million at the Lucky Friday unit.  Included in these amounts are approximately $2.4 million and $0.3 million related to various capital projects at the Greens Creek and Lucky Friday units, respectively.

(2)
In October 2009, we entered into a $60 million revolving credit agreement, which was amended several times to increase the amount available under the credit agreement to $150 million as of March 31, 2013. We are required to pay a standby fee, dependent on our leverage ratio, of between 0.825% and 1.05% per annum on undrawn amounts under the revolving credit agreement. There was no amount drawn under the revolving credit agreement as of  March 31, 2013, and the amounts above assume no amounts will be drawn during the agreement’s term.  On April 1, 2013 we amended the agreement to reduce the commitment amount from $150 million to $100 million while also adjusting certain covenants and limitations.  For more information on our credit facility, see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)
As of March 31, 2013, we were committed to approximately $10.3 million  for various capital projects.  Total contractual obligations at March 31, 2013 also include approximately $1.8 million for commitments relating to non-capital items.

(4)
Includes scheduled capital lease payments of $19.3 million and $4.3 million (including interest), respectively, for equipment at our Greens Creek and Lucky Friday units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

(6)
On September 8, 2011, a Consent Decree settling the Coeur d'Alene Basin environmental litigation and related claims was entered by the U.S. District Court in Idaho. As of March 31, 2013, our remaining obligations under the terms of the settlement include (i) $15 million in cash by October 8, 2013, and (ii) approximately $55.4 million by August 2014, as quarterly payments of the proceeds from the exercise of any outstanding Series 1 and Series 3 warrants during the quarter, with the remaining balance, if any, due in August 2014. These payments are secured by a third party surety for which Hecla Limited pays an annual maintenance fee of 0.556% of the remaining obligation balance.

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

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At March 31, 2013, our liabilities for these matters totaled $113.9 million, including $70.9 for the net present value of Hecla Limited's liability relating to the Coeur d'Alene River Basin in North Idaho.   On September 8, 2011 a Consent Decree settling the Coeur d'Alene Basin environmental litigation and related claims was entered by the U.S. District Court in Idaho.  See the Financial Liquidity and Capital Resources section above for more information on the financial terms of the settlement.  Future expenditures related to closure, reclamation and environmental expenditures at our other sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

On March 3, 2013, we and Aurizon Mines Ltd. ("Aurizon")  entered into a definitive arrangement agreement pursuant to which we would acquire all of the issued and outstanding common shares of Aurizon for consideration valued at CAD$4.75 per share.  Under the terms of the acquisition, each Aurizon Securityholder may elect to receive either CAD$4.75 in cash  or 0.9953 of a Hecla share per Aurizon share, subject in each case to proration based on a maximum cash consideration of CAD$513.6 million and a maximum number of Hecla shares issued of 57,000,000.   On May 9, 2013, at a special meeting, the Aurizon Securityholders approved the acquisition by a vote that exceeded the required approval of at least 66 2/3% of the votes cast by the Aurizon Securityholders. Pending certain regulatory approvals and other customary conditions, we anticipate that the acquisition will be consummated in the second quarter of 2013.  See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

On April 12, 2013, we completed the issuance of $500 million in senior notes ("Notes"), as further discussed in Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited).  We intend to use the net proceeds from the offering of the Notes of $490 million to partially fund the acquisition of Aurizon, should it be consummated, and for general corporate purposes, including expenses related to the acquisition.  The Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for.  Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013.  The gross proceeds from the offering were deposited into a segregated escrow account. The holders of the Notes will have the benefit of a first-priority security interest in the escrow account.  The release of funds from the escrow account will be subject to the satisfaction of certain conditions, including the substantially concurrent consummation of the acquisition of Aurizon.  If the escrow conditions are not satisfied or waived on or prior to September 1, 2013, or such earlier date as we determine that the conditions cannot be satisfied and will not be waived or the escrow agreement is terminated at a time prior thereto, we will be required to redeem all of the Notes no later than five business days thereafter at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest to, but not including, the date of redemption.  Escrowed funds would be released and applied to pay for any such redemption, with the remainder of the amount required to complete such redemption being paid by us out of our other available assets.

Off-Balance Sheet Arrangements

At March 31, 2013, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2012. As described in Note 1, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under Item 1A. — Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2012, as updated in Part II, Item 1A. — Risk Factors in this Form 10-Q, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in Exchange-Traded Funds, industrial demand, and consumer demand.  Investment demand for silver and gold has been relatively strong over the past three years and is influenced by various factors, including:  the value of the U.S. Dollar and other currencies, expanding U.S. budget deficits, widening availability of exchange-traded commodity funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertainty towards a global economic recovery could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  Consumer demand is driven significantly by demand for jewelry and similar retail products. We believe that global economic conditions are improving, though slowly and unevenly, and that industrial and economic trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer and industrial demand growth for silver.  However, there can be no assurance whether these trends will continue or to how they will impact prices of the metals we produce. For example, prices for silver, gold, zinc, and lead have declined by approximately 17%, 10%, 4%, and 2%, respectively, as of May 7, 2013 since March 31, 2013.  In the past, we have recorded  impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

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

Sales of all metals products sold directly to smelters are recorded as revenues when title and risk of loss transfer to the smelter (generally at the time of shipment) at estimated forward metals prices for the estimated month of settlement. Due to the time elapsed between the time of shipment to the smelter and final settlement with the smelter, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales and trade accounts receivable are adjusted to estimated settlement metals prices until final settlement by the smelter. Changes in metals prices between shipment and final settlement result in changes to revenues and accounts receivable previously recorded upon shipment.  As a result, our trade accounts receivable balances are subject to changes in metals prices until final settlement occurs.  For more information, see part N. Revenue Recognition of Note 1 of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2012.

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

Obligations for Environmental, Reclamation and Closure Matters

Accrued reclamation and closure costs represents a significant liability on our balance sheet.  Of our $113.9 million total accrued reclamation and closure cost balance as of March 31, 2013, approximately $70.9 million is fixed by the terms of the Coeur d'Alene Basin litigation settlement, with much of the remaining balance subject to uncertainty.  We have estimated our liabilities under appropriate accounting guidance, and on at least an annual basis -  and more frequently if warranted - management reviews our liabilities with our Audit Committee. However, the ranges of liability could exceed the liabilities recognized.  If substantial damages were awarded, claims were settled, or remediation costs incurred in excess of our accruals, our financial results or condition could be materially adversely affected.

Mineral Reserves

Critical estimates are inherent in the process of determining our reserves. Our reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. Metals prices are estimated at long-term averages, as described in Item 2. — Property Descriptions in our annual report on Form 10-K filed for the year ended December 31, 2012. Our assessment of reserves occurs at least annually, and periodically utilizes external audits.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at March 31, 2013, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Part II, Item 1A. – Risk Factors ).

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

We use financially-settled forward contracts to sell lead and zinc at fixed prices for settlement at approximately the same time that our unsettled concentrate sales contracts will settle.  The settlement of each concentrate lot is based on the average spot price of the metal during the month of settlement, which may differ from the prices used to record the sale when the sale takes place.  The objective of the contracts is to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  We recognized a $2.4 million net gain on the contracts during the first quarter of 2013, which is included in sales of products.  The net gains recognized on the contracts offset price adjustments on our provisional concentrate sales related to changes to lead and zinc prices between the time of sale and final settlement.

We also use financially-settled forward contracts to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  We recognized a $21.5 million net gain on the contracts, which includes $4.3 million in gains realized on settled contracts during the first quarter of 2013. The net gains on these contracts are included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.  The gains recognized during the first quarter of 2013 are the result of decreasing lead and zinc prices during the end of the period.  This program is designed and intended to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following table summarizes the quantities of base metals committed under forward sales contracts at March 31, 2013:

	Pounds under contract (in thousands)		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2013 settlements	14,716	7,165	$0.93	$1.08

Contracts on forecasted sales
2013 settlements	30,258	26,951	$0.98	$1.09
2014 settlements	60,516	47,619	$0.99	$1.05
2015 settlements	20,944	37,864	$1.00	$1.07

Provisional Sales

Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfers to the smelter (generally at the time of shipment) at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the smelter and the final settlement with the smelter we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the smelter.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us of our annual report filed on Form 10-K for the year ended December 31, 2012 for more information).  At March 31, 2013, metals contained in concentrates and exposed to future price changes totaled approximately 1.5 million ounces of silver, 6,404 ounces of gold, 7,962 tons of zinc, and 4,022 tons of lead.  If the price for each metal were to change by one percent, the change in the total value of the concentrates sold would be approximately $0.7 million.  However, as discussed in Commodity-Price Risk Management above, we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our zinc and lead sales.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of March 31, 2013, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Item 1A – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2012 set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.  Except as set forth in the next following paragraph, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results.   Certain of those risk factors have been updated, and additional risk factors have been added in this Form 10-Q to provide updated information, as set forth below.  References to “we”, “our” and “us” in these risk factors refer to the Company.

On March 3, 2013, we entered into an agreement to acquire Aurizon Mines Ltd. ("Aurizon"), as further discussed in Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited).  On May 9, 2013, at a special meeting, the Aurizon Securityholders approved the acquisition by a vote that exceeded the required approval of at least 66 2/3% of the votes cast by the Aurizon Securityholders. Pending certain regulatory approvals and other customary conditions, we anticipate that the acquisition will be consummated in the second quarter of 2013.  In addition, on April 12, 2013, we completed the issuance of $500 million in senior notes ("the Notes"), as further discussed in Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited).  We intend to use the net proceeds from the offering of the Notes to partially fund the acquisition of Aurizon, should it be consummated, and for general corporate purposes, including expenses related to the acquisition. The information in Item 1A - Risk Factors of our annual report filed on Form 10-K for the for the year ended December 31, 2012 has been updated below to reflect risk associated with the potential acquisition of Aurizon and the issuance of the Notes.  The information below also includes additional risk factors specifically related to the potential acquisition and issuance of the Notes.

FINANCIAL RISKS

Our level of debt could impair our financial health and prevent us from fulfilling our obligation under the Notes and other indebtedness.

As of March 31, 2013, after giving effect to the offering of the Notes and the acquisition of Aurizon, we would have had total outstanding indebtedness of approximately $522.7 million. Our level of debt and debt service obligations could:

•	make it more difficult for us to satisfy our obligations with respect to the Notes;

•	reduce the amount of funds available to finance our operations, capital expenditures and other activities;

•	increase our vulnerability to economic downturns and industry conditions;

•	limit our flexibility in responding to changing business and economic conditions, including increased competition and demand for new products and services;

•	place us at a disadvantage when compared to our competitors that have lower leverage;

•	increase our cost of borrowing; and

•	limit our ability to borrow additional funds.

We may be able to incur substantial additional indebtedness in the future; however, the indenture governing the Notes contains restrictions on the incurrence of additional indebtedness. These restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. We have $100 million in available capacity to be drawn from our revolving credit facility.

If new debt is added to our existing debt levels, the risks associated with such debt that we currently face would increase. The indenture governing the Notes does not prevent us from incurring obligations that constitute indebtedness under that agreement.

The terms of our debt impose restrictions on our operations.

The indenture governing the Notes includes a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs. Among other things, these covenants:

•	make it more difficult for us to satisfy our obligations with respect to the Notes and our other debt;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements, or require us to make divestitures;

•
require a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for and reacting to changes in the industry in which we compete;

•	place us at a disadvantage compared to other, less leveraged competitors; and

•	increase our cost of borrowing additional funds.

In addition, our revolving credit facility will require us to comply with various covenants. A breach of any of these covenants could result in an event of default under the agreement governing our credit facility that, if not cured or waived, could give the lenders the right to terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately. Acceleration of any of our debt could result in cross-defaults under our other debt instruments, including the indenture governing the Notes.  Our assets and cash flow may be insufficient to repay borrowings fully under all of our outstanding debt instruments if any of our debt instruments are accelerated upon an event of default, which could force us into bankruptcy or liquidation. In such an event, we may be unable to repay our obligations under the Notes. In addition, in some instances, this would create an event of default under the indenture governing the Notes.

We may be unable to generate sufficient cash to service all of our indebtedness, including the Notes, and meet our other ongoing liquidity needs and may be forced to take other actions to satisfy our obligations under our indebtedness, which may be unsuccessful.

Our ability to make scheduled payments or to refinance our debt obligations, including the Notes, and to fund our planned capital expenditures and other ongoing liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that borrowings will be available to us to pay the principal, premium, if any, and interest on our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our debt, including the Notes, on or before maturity. We may be unable to refinance any of our debt on commercially reasonable terms or at all.

In addition, we conduct substantially all of our operations through our subsidiaries, certain of which will not be guarantors of the Notes or our other indebtedness. Accordingly, repayment of our indebtedness, including the Notes, is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the Notes or our other indebtedness, our subsidiaries do not have any obligation to pay amounts due on the Notes or our other indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the Notes. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the credit agreement governing our revolving credit facility and the indenture governing the Notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the Notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture governing the Notes may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Indebtedness under our variable rate revolving credit agreement would subject us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

We have a $100 million revolving credit facility, under which no amounts were drawn as of the filing date of this Form 10-Q.  However, borrowings under the credit facility would be at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Assuming the revolving loan was fully drawn, each one percentage point change in interest rates would result in a $1.0 million change in annual cash interest expense on our credit facility.

Regulatory investigations could adversely affect metal prices.

According to recent news reports, the U.S. Commodity Futures Trading Commission is examining the setting of gold and silver prices in London. If that examination leads to a formal investigation, or if other regulatory action is taken with respect to the setting of gold and silver prices, it could have an adverse effect on those prices or the volatility of such prices and the market for precious metals.

Our existing shareholders will be effectively subordinated to the holders of our debt under the Notes if the proceeds are used to partially finance the acquisition of Aurizon.

In the event of our liquidation or dissolution, shareholders' entitlement to share ratably in any distribution of our assets would be subordinated to the holders of the indebtedness outstanding under the Notes. Any rights that a shareholder may have in the event of bankruptcy, liquidation or a reorganization of us or any of our subsidiaries and any consequent rights of shareholders to realize on the proceeds from the sale of any of our or our subsidiaries' assets, will be effectively subordinated to the claims of the holders of such indebtedness.

The acquisition of Aurizon would increase our exposure to gold price volatility.

Aurizon's financial results are highly sensitive to changes in the price of gold, and the acquisition of Aurizon will increase the sensitivity of our results to such changes. Gold prices fluctuate and are affected by numerous factors, including expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic crises and governmental policies with respect to gold holdings by central banks. The demand for and supply of gold affects gold prices but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold consists primarily of jewelry and investment demand. Other than short dated (less than three months) contracts, Aurizon has not used forward sale contracts, or other derivative products, to protect the price level of its future gold sales, thereby exposing Aurizon to commodity price risk.

OPERATION, DEVELOPMENT, EXPLORATION AND ACQUISITION RISKS

Mining accidents or other adverse events at an operation could decrease our anticipated production.

Production may be reduced below our historical or estimated levels as a result of mining accidents; unfavorable ground conditions; work stoppages or slow-downs; lower than expected ore grades; unexpected regulatory actions; if the metallurgical characteristics of ore are less economic than anticipated; or because our equipment or facilities fail to operate properly or as expected. For example, in the second quarter of 2010, mining activities at the Lucky Friday mine stopped for approximately two weeks due to some deterioration of shaft infrastructure at the #2 Shaft, which is the mine's secondary escape way. Upon completion of repairs to the #2 Shaft, the mine returned to normal production. In April 2011, a fatal accident occurred at the Lucky Friday mine resulting in a cessation of operations at the mine for approximately ten days. In November 2011, an accident occurred as part of the construction of the #4 Shaft at the Lucky Friday mine, resulting in the fatality of one contractor employee. In an unrelated incident, in December 2011, a rock burst occurred in a primary access way at the Lucky Friday mine and injured seven employees. Each of these events temporarily suspended operations at the Lucky Friday mine and adversely impacted production. Other closures or impacts on operations or production may occur at any of our mines at any time, whether related to accidents, changes in conditions, changes to regulatory policy, or as precautionary measures.

At the end of 2011, MSHA began a special impact inspection at the Lucky Friday mine, which resulted in an order closing down the Silver Shaft, the primary access way from surface at the Lucky Friday mine, until we removed built-up cementitious material from the Silver Shaft. This occurred despite the fact that the Silver Shaft was not involved in any of the accidents at the mine in 2011. Underground access was limited as the work was performed, and production at the Lucky Friday was suspended until early 2013 as a result. We resumed limited production at the Lucky Friday mine in the first quarter of 2013 after completing work on the Silver Shaft and a bypass of the area impacted by the December 2011 rock burst.

On March 25, 2013, an accident at Aurizon's Casa Berardi mine resulted in a fatality, and operations there were halted temporarily. While operations resumed the following day, any similar incidents in the future could also result in suspensions of operations and other consequences.

Recent accidents and other events at the Lucky Friday mine could have additional adverse consequences to us.

Hecla Limited may face additional enforcement actions, as well as additional orders from MSHA, as a result of MSHA's inspections and investigations of events at the Lucky Friday mine, including the April 2011 fatal ground fall accident, the rock burst incident in December 2011, and the order closing the Silver Shaft for the removal of built-up cementitious material. Hecla Limited could also face additional penalties (including monetary penalties) from MSHA or other governmental agencies relating to these incidents and any other orders or citations received by Hecla Limited. In addition, MSHA periodically notifies certain mines that a  pattern of violations (“POV”) may exist based upon an initial statistical screening of violation history and pattern criteria review by MSHA. Receipt of notice of a POV typically triggers certain onerous conditions on the mine, including the requirement to pass an inspection in which no significant and substantial violations of a mandatory health or safety standard are found before termination of the POV notice. In November 2012, the Lucky Friday mine received a notice from MSHA that could have led to a subsequent POV notice (although none was subsequently received).

On April 12, 2013, the family of Larry Marek, an employee of Hecla Limited who was fatally injured in the April 2011 accident, filed a lawsuit against us and certain of our officers and employees seeking damages for, among other claims, wrongful death and infliction of emotional distress.  It is possible that Hecla Limited could face litigation relating to the 2011 incidents at the Lucky Friday mine in addition to the lawsuit filed by the family of Larry Marek and purported class action and related derivative lawsuits filed against Hecla in 2012. We may not resolve these claims favorably, and each one of the foregoing possibilities could have a material adverse impact on our cash flows, results of operations or financial condition. See Note 4 of Notes to the Condensed Consolidated Financial Statements (Unaudited).

We may be unable to successfully integrate the operations of the properties we acquire, including the Aurizon properties.

Integration of the operations of the properties we acquire with our existing business will be a complex, time-consuming and costly process. Failure to successfully integrate the acquired properties and operations in a timely manner may have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficulties of combining the acquired operations include, among other things:

•	operating a larger organization;
•	operating in multiple legal jurisdictions;
•	coordinating geographically and linguistically disparate organizations, systems and facilities;
•	adapting to additional regulatory and other legal requirements;

•	integrating corporate, technological and administrative functions; and
•	diverting management's attention from other business concerns.

The process of integrating our operations could cause an interruption of, or a slowdown in, the activities of our business. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our business. If our senior management is not able to effectively manage the integration process, or if any business activities are interrupted as a result of the integration process, our business could suffer.

We may not realize all of the anticipated benefits from our acquisitions, including the potential acquisition of Aurizon.

We may not realize all of the anticipated benefits from the acquisition of Aurizon, if consummated, or any future acquisitions, such as increased earnings, cost savings and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher than expected acquisition and operating costs or other difficulties, unknown liabilities, inaccurate reserve estimates and fluctuations in market prices.

The Aurizon properties and any others we may acquire may not produce as expected, and we may be unable to determine reserve potential, identify liabilities associated with the acquired properties or obtain protection from sellers against such liabilities.

The properties we acquire in the acquisition of Aurizon, if consummated, or in other acquisitions may not produce as expected, may be in an unexpected condition and we may be subject to increased costs and liabilities, including environmental liabilities. Although we review properties prior to acquisition in a manner consistent with industry practices, such reviews are not capable of identifying all potential adverse conditions. Generally, it is not feasible to review in depth every individual property involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems or permit a buyer to become sufficiently familiar with the properties to fully assess their condition, any deficiencies, and development potential.

The acquisition of Aurizon would expose us to risks relating to ground stability at the Casa Berardi gold mine.

As a result of a history of ground instability and related incidents at the Casa Berardi gold mine prior to Aurizon's ownership and operations, Aurizon implemented strict ground control measures in connection with mine openings and underground development. Since the mine was re-opened under Aurizon management, ground control incidents have been minor for the most part. Nevertheless, ground instability is an inherent risk associated with the rock environment in the areas being mined that cannot be eliminated entirely. Consequently, the Casa Berardi gold mine operations remain subject to this risk. Instability occurrences, including but not limited to, crown pillar collapse or stope failure, could result in loss of life or temporary or permanent cessation of operations, any of which could have a material adverse effect on the our financial condition and results of operations following the acquisition.

The acquisition of Aurizon may expose us to additional political risks.

Properties in which Aurizon has or may acquire an interest are or may be located in areas of Canada which may be of particular interest or sensitivity to one or more interest groups, including aboriginal groups. Aurizon's current mineral projects are in Quebec and may be in areas with a First Nations presence. It has been Aurizon's practice to work closely with and to consult with First Nations in areas in which its projects are located or which could be impacted by its activities. However, there is no assurance that relationships with such groups will be positive. Accordingly, it is possible that after the acquisition, exploration or development activities on the Aurizon's properties could be interrupted or otherwise adversely affected in the future by political uncertainty, native land claims entitlements, expropriations of property, changes in applicable governmental policies and policies of relevant interest groups, including those of First Nations. Any changes in relations or shifts in political conditions may be beyond the control of Aurizon or us and may adversely affect our business and operations and if significant, may result in the impairment or loss of mineral concessions or other mineral rights, or may make it impossible to continue our mineral exploration and mining activities in the applicable area, any of which could have an adverse effect on our financial conditions and results of operations.

LEGAL, REGULATORY AND MARKET RISKS

The Aurizon Acquisition arose from a contested takeover bid.

Alamos Gold Inc. ("Alamos") had a hostile takeover bid outstanding for Aurizon at the time our agreement to acquire Aurizon was executed, and such competing efforts to acquire Aurizon were in contention for several weeks prior to Alamos's decision to allow its takeover bid to expire without taking up shares. As of its filing on March 28, 2013, Alamos held 16% of Aurizon's outstanding shares. There can be no assurance that Alamos will not take action to block the acquisition, including by  bringing litigation against us or Aurizon before or after consummation of the acquisition, including as a shareholder. While we cannot predict the potential actions of a third-party, any such action may be adverse to the acquisition or to us.

We face substantial governmental regulation and environmental risk.

Our business is subject to extensive U.S. and foreign, federal, state and local laws and regulations governing development, production, labor standards, health and safety, the environment and other matters. For example, in 2012 both of our operating mines received several citations, and the Lucky Friday mine also received multiple orders, under the Mine Safety and Health Act, as administered by MSHA. In addition, in November 2012, the Lucky Friday mine received a potential pattern of violation ("PPOV") notice from MSHA. In March 2013, the mine was removed from PPOV status without receiving a POV notice. Although a subsequent POV notice was not received, there can be no assurance that in the future we may not receive a POV notice in the event we experience the requisite number of violations within the requisite time period to warrant receipt of a POV notice.  Further, we have been and are currently involved in lawsuits or disputes in which we have been accused of causing environmental damage, violating environmental laws, or violating environmental permits, and we may be subject to similar lawsuits or disputes in the future. See “Item 1A – Risk Factors - Hecla's environmental obligations may exceed the provisions we have made” of our annual report filed on Form 10-K for the year ended December 31, 2012.

Exposure to these liabilities arises not only from our existing operations, but also from operations that have been closed, sold to third parties, or properties in which we had a leasehold, joint venture, or other interest. With a history dating back to 1891, our exposure to environmental claims may be greater because of the bankruptcy or dissolution of other mining companies which may have engaged in more significant activities of a mining site but which are no longer available to make claims against or obtain judgments from.  Similarly, the federal government or private parties could seek to hold Hecla Limited or Hecla Mining Company liable for the actions of certain of our subsidiaries under "alter ego" or similar theories which seek to disregard the separateness of corporate entities within our consolidated corporate group.

We are required to reclaim properties and specific requirements vary among jurisdictions. In some cases, we may be required to provide financial assurances as security for reclamation costs, which may exceed our estimates for such costs. Our historical operations and the historical operations of entities and properties we have acquired have occasionally been alleged to generate environmental contamination. We could also be held liable for worker exposure to hazardous substances. There can be no assurance that we will at all times be in compliance with all environmental, health and safety regulations or that steps to achieve compliance would not materially adversely affect our business.

In addition to existing regulatory requirements, legislation and regulations may be adopted or permit limits reduced at any time that result in additional exposure to liability, operating expense, capital expenditures or restrictions and delays in the mining, production or development of our properties. Mining accidents and fatalities, whether or not at our mines or related to metals mining, may increase the likelihood of additional regulation or changes in law. In addition, enforcement or regulatory tools and methods available to governmental regulators such as the EPA, which have not been or have seldomly been used against us, could be used against us in the future. Federal or state environmental or mine safety regulatory agencies may order certain of our mines to be temporarily or permanently closed, which may have a material adverse effect on our cash flows, results of operations, or financial condition.

Legislative and regulatory measures to address climate change and green house gas emissions are in various phases of consideration. If adopted, such measures could increase our cost of environmental compliance and also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities. Proposed measures could also result in increased cost of fuel and other consumables used at our operations, including the diesel generation of electricity at our Greens Creek operation, if we are unable to regularly access utility power. Climate change legislation may also affect our smelter customers who burn fossil fuels, resulting in increased costs to us, and may affect the market for the metals we produce with effects on prices that are not possible for us to predict.

From time to time, the U.S. Congress considers proposed amendments to the General Mining Law of 1872, as amended (the “General Mining Law”), which governs mining claims and related activities on federal lands. The extent of any future changes is not known and the potential impact on us as a result of U.S. Congressional action is difficult to predict. Changes to the General Mining Law, if adopted, could adversely affect our ability to economically develop mineral reserves on federal lands. Although we are not currently mining on federal land, we do explore and future mining could occur on federal land.

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

The agreement for the acquisition of Aurizon may be terminated by us in certain circumstances, including in the event of the occurrence of an Aurizon material adverse effect or if any person or group of persons acting jointly and in concert acquires Aurizon shares which represent 33 1/3% or more of the outstanding Aurizon shares and may be terminated by Aurizon in certain circumstances.

Both we and Aurizon have the right to terminate the acquisition agreement in certain circumstances. Accordingly, there can be no assurance that the acquisition agreement will not be terminated by either us or Aurizon before the completion of the acquisition. For example, we have the right, in certain circumstances, to terminate the acquisition agreement if an Aurizon material adverse affect, as defined in the agreement, occurs. In addition, we have the right to terminate the acquisition agreement if any person or group of persons acting jointly and in concert, acquires ownership of, or control or direction over, Aurizon shares which represent 33 1/3% or more of the issued and outstanding Aurizon shares.

Obtaining required approvals and satisfying closing conditions may prevent or delay completion of the acquisition of Aurizon.

The acquisition of Aurizon is subject to customary conditions to closing. These closing conditions include, among others, the receipt of certain governmental consents and approvals. No assurance can be given that the required governmental consents and approvals will be obtained or that the required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the consents and approvals. We and Aurizon will also be obligated to pay certain investment banking, financing, legal and accounting fees and related expenses in connection with the acquisition, whether or not it is completed.

Uncertainty surrounding the acquisition of Aurizon could adversely affect Aurizon’s retention of customers, suppliers and personnel and could negatively impact Aurizon’s future business and operations.

Because the acquisition is dependent upon satisfaction of certain conditions, its completion is subject to uncertainty. In response to this uncertainty, Aurizon’s customers and suppliers may delay or defer decisions concerning Aurizon. Any delay or deferral of those decisions by customers and suppliers could have an adverse effect on the business and operations of the combined company.

The acquisition of Aurizon may expose us to additional environmental hazards and reclamation obligations.

All phases of Aurizon's operations are, like ours, subject to environmental regulation, which mandates such things as air and water quality standards, land reclamation, site restoration and site closure requirements. Environmental regulations also prescribe limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will likely require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes to environmental regulation, if any, will not adversely affect Aurizon's or the combined company's operations. Environmental hazards may exist on Aurizon's properties, which are currently unknown to Aurizon or us and may have been caused by previous owners or operators of the properties. Such hazards could result in loss or liability for Aurizon or regulatory or legal action.

Reclamation requirements may change and do vary depending on the location and the government regulatory body, but they are similar in that they aim to minimize long term effects of exploration and mining disturbance by requiring the operating company to control possible deleterious effluents and to re-establish to some degree pre-disturbance land forms and vegetation. Aurizon calculates its estimates of the ultimate reclamation liability based on current laws and regulations and the expected future costs to be incurred in reclaiming, restoring and closing its operating mine sites. It is possible that Aurizon's estimate of its ultimate reclamation liability could change in the near term due to changes in laws and regulations and changes in cost estimates.

Asset retirement obligations of Aurizon represented liabilities of approximately CAD$15.8 million as at December 31, 2012.

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

HECLA MINING COMPANY
(Registrant)

Date:	May 10, 2013	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	May 10, 2013	By:	/s/ James A. Sabala
James A. Sabala, Senior Vice President and
Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-Q – March 31, 2013
Index to Exhibits

2.1
Arrangement Agreement dated as of March 3, 2013, by and among Hecla Mining Company, its wholly owned subsidiary, 0963708 B.C. LTD., and Aurizon Mines Ltd.  Filed as exhibit 2.1 to Registrant's Current Report on Form 8-K on March 4, 2013 (File No. 1-8491), and incorporated herein by reference.

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

10.1(a)
Second Amended and Restated Credit Agreement effective October 14, 2009, by and among Hecla Mining Company, as Parent, Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrowers, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders.  Filed as exhibit 10.1 Registrant's Current Report on Form 8-K on October 15, 2009 (File No. 1-8491), and incorporated herein by reference.

10.1(b)
Eighth Amendment to the Second Amended and Restated Credit Agreement entered into March 8, 2013, and dated as of March 1, 2013, by and among Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrowers, and Hecla Mining Company, as Parent, and The Bank of Nova Scotia and ING Capital LLC, as Lenders.  Filed as exhibit 10.1 to Registrant's Current Report on Form 8-K on March 11, 2013 (File No. 1-8491), and incorporated herein by reference.

10.1(c)
Ninth Amendment to the Second Amended and Restated Credit Agreement entered into April 1, 2013, by and among Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrowers, and Hecla Mining Company, as Parent, and The Bank of Nova Scotia and ING Capital LLC, as Lenders.  Filed as exhibit 10.1 to Registrant's Current Report on Form 8-K on April 2, 2013 (File No. 1-8491), and incorporated herein by reference.

10.1(d)
Indenture, dated April 12, 2013, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee.  Filed as exhibit 10.1 to Registrant's Current Report on Form 8-K on April 15, 2013 (File No. 1-8491), and incorporated herein by reference.

10.1(e)
Escrow Agreement, dated April 12, 2013, among Hecla Mining Company, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, The Bank of New York Mellon Trust Company, N.A., as Escrow Agent and Securities Intermediary, and The Bank of New York Mellon Trust Company, N.A., as Trustee under the Indenture.  Filed as exhibit 10.2 to Registrant's Current Report on Form 8-K on April 15, 2013 (File No. 1-8491), and incorporated herein by reference.

10.1(f)
Registration Rights Agreement, dated April 12, 2013, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Scotia Capital (USA) Inc., Representatives of the Initial Purchasers.  Filed as exhibit 10.3 to Registrant's Current Report on Form 8-K on April 15, 2013 (File No. 1-8491), and incorporated herein by reference.

10.2	Employment Agreement entered into on January 28, 2013, between Registrant and Lawrence P. Radford. (1) *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act. *

99.1
Commitment Letter of The Bank of Nova Scotia dated March 1, 2013.  Filed as exhibit 99.1 to Registrant's Current Report on Form 8-K on March 4, 2013 (File No. 1-8491), and incorporated herein by reference.

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