Form 10-Q
period 2013-06-30
HECLA MINING CO/DE/
filed 2013-08-08
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      .    No XX.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding August 6, 2013
Common stock, par value $0.25 per share	342,638,215

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2013

INDEX*

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$296,375	$190,984
Accounts receivable:
Trade	8,306	17,555
Other, net	20,228	7,466
Inventories:
Concentrates, doré, and stockpiled ore	18,771	15,073
Materials and supplies	20,059	13,564
Current deferred income taxes	16,485	29,398
Other current assets	18,893	8,858
Total current assets	399,117	282,898
Non-current investments	8,766	9,614
Non-current restricted cash and investments	5,287	871
Properties, plants, equipment and mineral interests, net	1,742,696	996,659
Non-current deferred income taxes	99,144	86,365
Other non-current assets and deferred charges	17,445	1,883
Total assets	$2,272,455	$1,378,290
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$60,864	$43,162
Accrued payroll and related benefits	16,796	10,760
Accrued taxes	5,312	12,321
Current portion of capital leases	7,128	5,564
Other current liabilities	8,110	3,335
Current portion of accrued reclamation and closure costs	19,845	19,845
Total current liabilities	118,055	94,987
Capital leases	13,671	11,935
Accrued reclamation and closure costs	105,462	93,370
Long-term debt	490,104	—
Non-current deferred tax liability	169,030	—
Other noncurrent liabilities	41,407	40,047
Total liabilities	937,729	240,339
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized: Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, authorized 500,000,000 shares; issued and outstanding 2013 — 342,638,214 shares and 2012 — 285,209,848 shares	85,890	71,499
Capital surplus	1,424,198	1,218,283
Accumulated deficit	(141,627)	(123,288)
Accumulated other comprehensive loss	(28,694)	(23,918)
Less treasury stock, at cost; 2013 — 921,721 shares and 2012 — 788,288 shares	(5,080)	(4,664)
Total shareholders’ equity	1,334,726	1,137,951
Total liabilities and shareholders’ equity	$2,272,455	$1,378,290

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Sales of products	$85,330	$67,019	$161,780	$158,172
Cost of sales and other direct production costs	60,008	33,172	96,833	66,462
Depreciation, depletion and amortization	20,211	9,879	34,218	19,540
	80,219	43,051	131,051	86,002
Gross profit	5,111	23,968	30,729	72,170
Other operating expenses:
General and administrative	7,482	5,527	14,421	10,028
Exploration	6,221	7,146	12,714	12,757
Pre-development	4,512	3,471	9,303	6,837
Other operating expense	205	1,605	1,229	2,549
Provision for closed operations and environmental matters	1,845	2,235	3,639	4,413
Lucky Friday suspension-related (income) expense	(2,840)	6,465	(1,342)	12,631
Aurizon acquisition costs	20,308	—	25,600	—
	37,733	26,449	65,564	49,215
Income (loss) from operations	(32,622)	(2,481)	(34,835)	22,955
Other income (expense):
Gain on sale of investments	197	—	197	—
Gain on derivative contracts	6,541	6,171	28,080	940
Interest and other income	685	32	572	181
Interest expense, net of amount capitalized	(6,454)	(505)	(7,158)	(972)
	969	5,698	21,691	149
Income (loss) before income taxes	(31,653)	3,217	(13,144)	23,104
Income tax benefit (provision)	6,795	(693)	(620)	(8,008)
Net income (loss)	(24,858)	2,524	(13,764)	15,096
Preferred stock dividends	(138)	(138)	(276)	(276)
Income (loss) applicable to common shareholders	$(24,996)	$2,386	$(14,040)	$14,820
Comprehensive income (loss):
Net income (loss)	$(24,858)	$2,524	$(13,764)	$15,096
Reclassification of net gain on sale of marketable securities included in net income	(197)	—	(197)	—
Unrealized holding losses on investments	(1,747)	(586)	(4,578)	(805)
Comprehensive income (loss)	$(26,802)	$1,938	$(18,539)	$14,291
Basic income (loss) per common share after preferred dividends	$(0.08)	$0.01	$(0.05)	$0.05
Diluted income (loss) per common share after preferred dividends	$(0.08)	$0.01	$(0.05)	$0.05
Weighted average number of common shares outstanding - basic	303,566	285,312	294,317	285,303
Weighted average number of common shares outstanding - diluted	303,566	295,160	294,317	296,100
Cash dividends declared per common share	$0.0025	$0.0225	$0.0050	$0.0350

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2013	June 30, 2012
Operating activities:
Net income (loss)	$(13,764)	$15,096
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	34,834	22,799
Gain on sale of investments	(195)	—
(Gain) loss on disposition of properties, plants, equipment, and mineral interests	(125)	660
Provision for reclamation and closure costs	1,190	2,908
Stock compensation	1,870	1,495
Deferred income taxes	(1,610)	3,697
Amortization of loan origination fees	397	201
(Gain) loss on derivative contracts	(21,528)	9,376
Other non-cash charges, net	(25)	604
Change in assets and liabilities, net of amounts acquired:
Accounts receivable	9,117	(16,838)
Inventories	3,601	3,013
Other current and non-current assets	4,254	1,756
Accounts payable and accrued liabilities	5,790	389
Accrued payroll and related benefits	(1,577)	(3,696)
Accrued taxes	(7,518)	(6,618)
Accrued reclamation and closure costs and other non-current liabilities	(4,436)	(3,602)
Cash provided by operating activities	10,275	31,240
Investing activities:
Additions to properties, plants, equipment and mineral interests	(60,291)	(51,535)
Acqusition of Aurizon, net of cash acquired	(321,117)	—
Proceeds from sale of investments	1,771	—
Proceeds from disposition of properties, plants and equipment	126	116
Purchases of investments	(5,738)	—
Changes in restricted cash and investment balances	55	—
Net cash used in investing activities	(385,194)	(51,419)
Financing activities:
Acquisition of treasury shares	(286)	(203)
Dividends paid to common shareholders	(4,277)	(9,986)
Dividends paid to preferred shareholders	(276)	(276)
Debt issuance fees	(1,426)	—
Borrowings on debt	490,000	—
Repayments of capital leases	(3,425)	(2,492)
Net cash provided by (used in) financing activities	480,310	(12,957)
Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	105,391	(33,136)
Cash and cash equivalents at beginning of period	190,984	266,463
Cash and cash equivalents at end of period	$296,375	$233,327
Significant non-cash investing and financing activities:
Addition of capital lease obligations	$6,725	$5,828
Accounts payable change relating to capital additions	$(6,577)	$(3,632)
Stock issued for the acquisition of Aurizon	$218,302	$—

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

On June 1, 2013, we completed the acquisition of Aurizon Mines Ltd. ("Aurizon"), as further discussed in Note 13. The condensed consolidated financial statements included herein reflect our results of operations for the second quarter and first six months of 2013, including those of Aurizon since the June 1, 2013 acquisition date. We have determined that the functional currency for our Canadian operations acquired from Aurizon is the U.S. dollar.

Note 2.    Investments and Restricted Cash

Investments

At June 30, 2013 and December 31, 2012, the fair value of our non-current investments was $8.8 million and $9.6 million, respectively.  Our non-current investments consist of marketable equity securities, which are carried at fair value as they are classified as “available-for-sale.” The cost basis of our non-current investments was approximately $12.7 million and $8.1 million, respectively, at June 30, 2013 and December 31, 2012. In the first half of 2013, we acquired securities having a cost of $5.7 million, and obtained additional securities having a value of $0.3 million through the acquisition of Aurizon Mines Ltd. (see Note 13). In addition, in the first half of 2013, we sold investments having a cost of $1.6 million for proceeds of $1.8 million .

At June 30, 2013, total unrealized loss positions of $3.9 million, net of unrealized gains of $53,000, for our non-current investments were included in accumulated other comprehensive loss.

Our non-current investments balance as of June 30, 2013 includes our ownership of approximately 29.4% of the outstanding common shares of Typhoon Exploration Inc. having a cost basis and fair value of $0.8 million. This investment would have been accounted for under the equity method; however, we chose to apply the fair value option to the investment upon it meeting the criteria for equity method accounting during the second quarter of 2013. We individually evaluate the accounting treatment of our investments based on whether we believe our ownership percentage and other factors indicate that we have the ability to exercise significant influence in the financial and/or operational decisions of the investee. As of June 30, 2013, we have no other investments that we have determined to qualify for equity method accounting.

Restricted Cash and Investments

Various laws, permits, and covenants require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities.  These restricted investments are used primarily for reclamation funding or for funding surety bonds, and were $5.3 million at June 30, 2013 and $0.9 million at December 31, 2012. The increase during the first six months of 2013 is due to restricted reclamation deposits obtained in the acquisition of Aurizon (see Note 13 for more information). Restricted investments primarily represent investments in money market funds and certificates of deposit.

 Note 3.   Income Taxes

Major components of our income tax provision (benefit) for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2012	2013
Current:
Federal	$1,761	$(144)	$3,992	$3,528
State	(733)	2	173	553
Foreign	115	115	230	230
Total current income tax provision (benefit)	1,143	(27)	4,395	4,311

Deferred income tax provision (benefit)	(7,938)	720	(3,775)	3,697
Total income tax provision (benefit)	$(6,795)	$693	$620	$8,008

With the acquisition of Aurizon, we added a wholly owned Canadian subsidiary . For Canadian tax purposes, the transaction was treated as an acquisition of Aurizon stock, resulting in carryover tax bases of acquired corporate assets. As a result, a net deferred tax liability was recorded for the tax impact of the excess fair market value of assets for GAAP reporting over the Canadian tax bases of those assets. We recorded an initial deferred tax liability of $177.2 million.

As of June 30, 2013 we have a net deferred tax asset in the U.S. of $115.6 million and a net deferred tax liability in Canada of $169.0 million for a consolidated worldwide net deferred tax liability of $53.4 million. Our ability to utilize our deferred tax assets depends on future taxable income generated from operations. For the six months ended June 30, 2013, there were no circumstances that caused us to change our assessment of the ability to generate future taxable income to realize our deferred tax assets.   It is possible that the valuation allowance on our deferred tax assets will change in the future as a result of the analysis of our long-range forecasts, with a resulting tax provision or benefit.

The current income tax provisions and benefits for the six months ended June 30, 2013 and 2012 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income primarily due to the effects of U.S. percentage depletion, non-deductible expenses, and the change in valuation allowance related to foreign operations during the six months ended June 30, 2013.

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

Rio Grande Silver Guaranty

Our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), is party to a joint venture with Emerald Mining & Leasing, LLC (“EML”) and certain other parties with respect to a land package in the Creede Mining District of Colorado that is adjacent to other land held by Rio. Rio holds a 70% interest in the joint venture. In connection with the joint venture, we are required to guarantee certain environmental remediation-related obligations of EML to a third party up to a maximum liability to us of $2.5 million. As of June 30, 2013, we have not been required to make any payments pursuant to the guaranty. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to the third party. However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties, have jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guaranty as of June 30, 2013.

 Lucky Friday Water Permit Exceedances

Over the last several years, the Lucky Friday unit has experienced several regulatory issues relating to its water discharge permits and water management more generally.

•

In late 2008 and during 2009, Hecla Limited experienced a number of alleged water permit exceedances for water discharges at the Lucky Friday unit. These alleged violations resulted in Hecla Limited entering into a Consent Agreement and Final Order (“CAFO”) and a Compliance Order with the EPA in April 2009, which included an extended compliance time line. In connection with the CAFO, Hecla Limited agreed to pay the maximum administrative penalty to the EPA of $177,500 to settle any liability for such alleged exceedances.

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

•

In 2012, the Lucky Friday unit had two weekly water samples, one of which in October exceeded the permit concentration limit for lead (but not the associated load limit), and one of which in November exceeded permit limits for zinc. Also in October and November, heavy rains resulted in alleged impacted storm water being discharged to a nearby river. After these incidents, in February 2013, the EPA issued a notice of violation and request for information to Hecla Limited alleging that the October and November 2012 storm water incidents were each a violation of Hecla Limited's storm water permit.

The EPA referred the two alleged 2012 permit exceedances, along with the alleged violations in the 2010 NOV and some additional alleged unpermitted discharges from 2010 that were not included in the 2010 NOV, to the U.S. Department of Justice to possibly file a civil complaint by the United States against Hecla Limited. In addition, it is possible that the United States may include the 2012 storm water incidents in any complaint. There is the potential for larger civil penalties in the context of a United States complaint than in administrative actions by the EPA such as the 2009 CAFO.

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

Johnny M Mine Area near San Mateo, McKinley County, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under CERCLA for environmental remediation and past costs the EPA has incurred at the site. Mining at the Johnny M was conducted for a limited period of time by a predecessor of our subsidiary, Hecla Limited. In August 2012, Hecla Limited and the EPA entered into a Settlement Agreement and Administrative Order on Consent for Removal Action (“Consent Decree”), pursuant to which Hecla Limited agreed to pay (i) $1.1 million to the EPA for its past response costs at the site and (ii) any future response costs at the site, in exchange for a covenant not to sue by the EPA. The Consent Decree also describes additional work at the site to be conducted by Hecla Limited. Hecla Limited paid the $1.1 million to the EPA for its past response costs in the fourth quarter of 2012, and our consolidated financial statements as of June 30, 2013 include an accrual balance by Hecla Limited of $0.3 million for investigation and planning costs. Hecla Limited cannot reasonably estimate the amount of any additional liability Hecla Limited may face at the site until, at a minimum, the amount and type of remediation required have been determined.

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

 As of April 2013, the United States has alleged estimated total costs associated with the site of $200 million, including both past and future response costs. Hecla Limited did not acquire CoCa until 1991, well after CoCa discontinued its involvement with the Gilt Edge site. In addition, CoCa is and always has been a separate corporate entity from Hecla Limited. Therefore, we believe that Hecla Limited is not liable for any cleanup at the Gilt Edge site. We believe that it is reasonably possible that CoCa faces some liability for the site, however, we cannot with reasonable certainty estimate the ultimate amount of any such liability. Furthermore, in the event CoCa incurs a liability at this site, it has limited assets with which to satisfy any such liability. Because of CoCa's limited assets, we believe that it is possible that the United States will seek to recover some of the alleged $200 million in costs associated with the site from Hecla Limited, as the parent corporation of CoCa. We believe Hecla Limited would have strong defenses to such a claim and would vigorously defend against any such claims. Settlement negotiations with the United States commenced in 2010 and are ongoing, but there can be no assurance such negotiations will be successful, or that Hecla Limited will not incur a material liability with respect to this site.

Nelson Tunnel/Commodore Waste Rock Pile Superfund Site

In August 2009, the EPA made a formal request to CoCa for information regarding the Nelson Tunnel/Commodore Waste Rock Pile Superfund Site in Creede, Colorado. A timely response was provided and the EPA later arranged to copy additional documents. CoCa was involved in exploration and mining activities in Creede during the 1970s and the 1980s. No formal claim for response costs under CERCLA has been made against CoCa for this site. Hecla Limited did not acquire CoCa until 1991, well after CoCa discontinued its historical activities in the vicinity of the site. In addition, CoCa is and always has been a separate corporate entity from Hecla Limited. Therefore, we believe that Hecla Limited is not liable for any cleanup, and if CoCa might be liable, it has limited assets with which to satisfy any such liability. We cannot with reasonable certainty estimate the ultimate liability, if any, relating to this matter, and therefore we have not recorded a liability relating to the site as of June 30, 2013.

Senior Notes

On April 12, 2013, we completed the issuance of $500 million in senior notes ("Notes"), as further discussed in Note 9. The net proceeds from the offering of the Notes were used to partially fund the acquisition of Aurizon Mines Ltd. ("Aurizon") and for general corporate purposes, including expenses related to the Aurizon acquisition (see Note 13 for more information). The Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for.  Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013.

Other Commitments

Our contractual obligations as of June 30, 2013 included approximately $13.0 million for commitments relating to capital items, along with $6.4 million for various non-capital costs. In addition, our open purchase orders at June 30, 2013 included approximately $18.9 million, $6.4 million, and $0.2 million, respectively, for various capital items at the Casa Berardi, Greens Creek, and Lucky Friday units, and approximately $6.1 million, $0.5 million, and $0.3 million, respectively, for various non-capital costs at such units. We also have total commitments of approximately $21.6 million relating to scheduled payments on capital leases, including interest, primarily for equipment at our Greens Creek and Lucky Friday units (see Note 9 for more information). In addition, in 2011, we settled Hecla Limited's Coeur d'Alene Basin environmental litigation and related claims pursuant to a Consent Decree entered by the Court on September 8, 2011.  Hecla Limited remains obligated under the Consent Decree to make payments totaling $15 million in October 2013 and $55.4 million by August 2014. The $55.4 million would be substantially funded by proceeds from our outstanding warrants, if exercised (see Note 8 for more information). Under the terms of the Consent Decree, the proceeds from the exercise of our outstanding warrants will be paid to the United States and the Coeur d'Alene Indian Tribe within 30 days after the end of the quarter when exercised. If the warrants are not exercised, the company is responsible for its final payment under the Consent Decree.

We had letters of credit for approximately $1.3 million outstanding as of June 30, 2013 for workers' compensation insurance bonding.

Other Contingencies

On February 1, 2012, a purported Hecla stockholder filed a putative class action lawsuit in U.S. District Court for the District of Idaho against Hecla and certain of our officers, one of whom is also a director. The complaint, purportedly brought on behalf of all purchasers of Hecla common stock from October 26, 2010 through and including January 11, 2012, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses. Specifically, the complaint alleges that Hecla, under the authority and control of the individual defendants, made certain false and misleading statements and allegedly omitted certain material information related to operational issues at the Lucky Friday mine. The complaint alleges that these actions artificially inflated the market price of Hecla common stock during the class period, thus purportedly harming investors who purchased shares during that time. A second suit was filed on February 14, 2012, alleging virtually identical claims. These complaints have been consolidated into a single case, a lead plaintiff and lead counsel have been appointed by the Court (Bricklayers of Western Pennsylvania Pension Plan, et al. v. Hecla Mining Company et al., Case No. 12-0042 (D. Idaho)), and a consolidated amended complaint was filed on October 16, 2012. In January 2013, we filed a motion to dismiss the complaint. We cannot predict the outcome of this lawsuit or estimate damages if plaintiffs were to prevail. We believe that these claims are without merit and intend to defend them vigorously.

Related to the above described class action lawsuit, Hecla is named as a nominal defendant in a pending shareholder derivative lawsuit which names as defendants certain Hecla executives and members of Hecla's Board of Directors. The case is In Re Hecla Mining Company Derivative Shareholder Litigation, Case No. 2:12-cv-00097 (D. Idaho).  In general terms, this lawsuit alleges breaches of fiduciary duties by the individual defendants and seeks damages, purportedly on behalf of Hecla. In January 2013, a consolidated amended complaint was filed and in February 2013, we filed a motion to dismiss the complaint. On September 25, 2012 and April 30, 2013, two other state court derivative actions were dismissed in Delaware and in Idaho, respectively. In addition, the Board of Directors has received two letters on behalf of purported shareholders demanding that Hecla commence litigation against certain executives and directors on substantially similar grounds. Hecla's board has concluded the actions requested by both demands would be contrary to the Company's best interest given the pendency of other, related litigation against the Company.

In March 2012, Hecla Limited received notice of a complaint filed against it by the United Steel Workers, Local 5114, with the Federal Mine Safety and Health Review Commission for compensation for bargaining unit workers at the Lucky Friday mine idled as a result of the previously-announced, temporary suspension of production at the mine. The complaint alleges the bargaining unit workers are entitled to compensation under Section 111 of Federal Mine Safety and Health Act of 1977 from November 16, 2011 - the date an order was issued by the Mine Safety Health Administration (“MSHA”) to Hecla Limited - until such time as the order is terminated. We submitted a motion for summary decision to the administrative law judge within the Federal Mine Safety and Health Review Commission, which was denied in December 2012. Currently we are awaiting further proceedings. We believe the claim is without merit, and that all wages due under Section 111, which was an immaterial amount, have already been paid. Therefore, we have not recorded a liability relating to the claim as of June 30, 2013. The amount of the union's claim is estimated to be in the range of $0 to $10 million.

We are subject to other legal proceedings and claims which arise from time to time. These can include, but are not limited to, legal proceedings and/or claims pertaining to environmental or safety matters. For example, in April 2011, a fatal accident occurred at the Lucky Friday mine which was investigated by MSHA. In November 2011, an accident occurred as part of the construction of #4 Shaft which resulted in the fatality of one contractor employee. In an unrelated incident, in December 2011, a rock burst occurred in a primary access way at the Lucky Friday mine and injured seven employees, none fatally. At the end of 2011, MSHA began a special impact investigation at the Lucky Friday mine which resulted in an order to remove built-up cementitious material from the Silver Shaft, the primary access way from the surface at the Lucky Friday mine. As a result of MSHA's investigations related to these events, Hecla Limited has been issued monetary penalties (none of which are material, individually or in the aggregate), and may face additional enforcement actions, including additional monetary penalties from MSHA or other governmental agencies. Although there can be no assurance as to the ultimate disposition of these other matters, we believe they will not have a material adverse effect on our results of operations or financial position.

On April 12, 2013, the family of Larry Marek, an employee of Hecla Limited who was fatally injured in the April 2011 accident, filed a lawsuit against us and certain of our officers and employees seeking damages for, among other claims, wrongful death and infliction of emotional distress. No dollar amount of damages is claimed in the complaint, which was filed in state court in Idaho (Kootenai County District Court). We cannot reasonably predict the outcome of this matter, however, we believe the case is without merit and intend to vigorously defend this lawsuit.

Note 5.    Earnings (Loss) Per Common Share

We are authorized to issue 500,000,000 shares of common stock, $0.25 par value per share, of which 342,638,214 shares were issued and outstanding at June 30, 2013.

The following table reconciles weighted average common shares used in the computations of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2013 and 2012 (thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator
Net income (loss)	$(24,858)	$2,524	$(13,764)	$15,096
Preferred stock dividends	(138)	(138)	(276)	(276)
Net income (loss) applicable to common shares for basic and diluted earnings per share	$(24,996)	$2,386	$(14,040)	$14,820

Denominator
Basic weighted average common shares	303,566	285,312	294,317	285,303
Dilutive stock options and restricted stock	—	9,848	—	10,797
Diluted weighted average common shares	303,566	295,160	294,317	296,100
Basic earnings (loss) per common share
Net income (loss) applicable to common shares	$(0.08)	$0.01	$(0.05)	$0.05
Diluted earnings (loss) per common share
Net income (loss) applicable to common shares	$(0.08)	$0.01	$(0.05)	$0.05

Diluted income (loss) per share for the three- and six-month periods ended June 30, 2013 and 2012 excludes the potential effects of outstanding shares of our convertible preferred stock, as their conversion and exercise would have no effect on the calculation of dilutive shares.

For the three-month and six-month periods ended June 30, 2013, all outstanding options, restricted share units, and warrants were excluded from the computation of diluted earnings (loss) per share, as our reported net losses for those periods would cause their conversion and exercise to have no effect on the calculation of earnings (loss) per share.  For the three-month and six-month periods ended June 30, 2012, options to purchase 605,005 shares of our common stock were excluded from the computation of diluted earnings per share, as the exercise price of the options not included in the computations of diluted earnings per share exceeded the average price of our stock during those periods and therefore would not affect the calculation of earnings per share.

Note 6.    Business Segments

We are currently organized and managed in three reporting segments: the Greens Creek unit, the Lucky Friday unit and the Casa Berardi unit. As further discussed in Note 13, we completed the acquisition of Aurizon on June 1, 2013, giving us 100% ownership of the Casa Berardi mine in Quebec, Canada. As a result, we have added a new reporting segment for the Casa Berardi unit.

General corporate activities not associated with operating units and their various exploration activities, as well as discontinued operations and idle properties, are presented as “other.”  Interest expense, interest income and income taxes are considered general corporate items, and are not allocated to our segments.

The following tables present information about reportable segments for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales to unaffiliated customers:
Greens Creek	$70,082	$67,023	$142,731	$157,923
Lucky Friday	$5,128	$(4)	$8,929	$249
Casa Berardi	$10,120	$—	$10,120	$—
	$85,330	$67,019	$161,780	$158,172
Income (loss) from operations:
Greens Creek	$9,802	$23,313	$36,991	$70,695
Lucky Friday	(2,757)	(6,498)	(6,604)	(12,441)
Casa Berardi	(13,356)	—	(13,356)	—
Other	(26,311)	(19,296)	(51,866)	(35,299)
	$(32,622)	$(2,481)	$(34,835)	$22,955

The increase in sales and income (loss) from operations at the Lucky Friday segment for the second quarter and first half of 2013 compared to the same periods in 2012 are due to the increase in production with the reopening of the Silver Shaft. At the end of 2011, MSHA began a special impact inspection at the Lucky Friday mine which resulted in an order to remove loose cementitious material from the Silver Shaft. In response, we submitted a plan to MSHA and received approval to remove the material, and this work commenced in the first quarter of 2012. In addition, the plan included removal of unused utilities, construction of a water ring to prevent ice from forming in the winter, the installation of a metal brattice, repair of shaft steel, and installation of a new power cable, all of which should improve the shaft's functionality and possibly improve the shaft's hoisting capacity. When the Silver Shaft work was completed down to the 4900 foot level, work commenced on a haulage way bypassing an area at the 5900 foot level impacted by a rock burst in December 2011. Work on the Silver Shaft and haulage way was completed in early 2013, and we recommenced limited production at the Lucky Friday mine in February 2013. For the second quarter and first six months of 2013, we have realized income of $2.8 million and $1.3 million, respectively,as a result of business interruption insurance proceeds, net of certain suspension-related costs, which is reported in Lucky Friday suspension-related income (expense) on the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited).

The following table presents identifiable assets by reportable segment as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Identifiable assets:
Greens Creek	$747,813	$741,666
Lucky Friday	217,413	226,196
Casa Berardi	891,194	—
Other	416,035	410,428
	$2,272,455	$1,378,290

Note 7.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,
	2013	2012
Service cost	$1,058	$994
Interest cost	969	1,017
Expected return on plan assets	(1,205)	(1,145)
Amortization of prior service cost	98	100
Amortization of net (gain) loss	776	706
Net periodic benefit cost	$1,696	$1,672

	Six Months Ended June 30,
	2013	2012
Service cost	$2,115	$1,987
Interest cost	1,939	2,034
Expected return on plan assets	(2,409)	(2,290)
Amortization of prior service cost	195	200
Amortization of net (gain) loss	1,552	1,413
Net periodic benefit cost	$3,392	$3,344

The increased service costs in 2013 versus 2012 were driven primarily by higher staffing and compensation levels.

Effective July 1, 2013, we amended the Hecla Mining Company Retirement Plan (the "Hecla plan") to change the pension benefit formula and other plan provisions. The definition of pensionable compensation was changed to include an employee's base salary and other payments of compensation for services performed during the course of employment, elective deferrals not includable in the gross income of the Employee under the Internal Revenue Service Code Sections 125, 132(f)(4), 402(e)(3), 402(h), 403(b) and 457, one-half of any performance-based or annual incentive bonus, one-half of any cash safety incentive award, paid time off other than for disability leave, and compensation for overtime at the employee's regular hourly rate of pay for each hour worked. However, pensionable compensation now excludes fringe benefits, reimbursements or other expense allowances, moving expenses, health and welfare benefits, stock awards, income realized under a stock option or restricted stock or property arrangement, long term incentive awards, premium pay rates for overtime, contributions to or distributions from a nonqualified deferred compensation plan, shift or location differentials, and one-half of any performance-based or annual incentive bonus.

For new employees hired after June 30, 2013, pension benefits will be calculated based on the highest average of any five consecutive years (60 months) of pensionable compensation during the final ten years of service will be applied, instead of three consecutive years for employees hired before July 1, 2013.

Prior to July 1, 2013, we credited each participant's account annually with an amount equal to 6.0% of pensionable compensation, plus an additional 5.7% of the participant's pensionable compensation in excess of the Social Security taxable wage base ("the cash balance pay credit"). Beginning July 1, 2013, the cash balance pay credit will consist of the 6% of pensionable compensation without the 5.7% additional credit.

In addition, the Hecla plan was amended to limit access to cash balance accounts following a termination of employment prior to early or normal retirement age. Prior to the amendment, a cash balance participant could elect to receive a distribution of the vested portion of his or her account at any age following a termination of employment. This change applies only to amounts credited to a cash balance account after June 30, 2013.

For new employees hired after June 30, 2013, the cash balance pay credit will be earned based on years of plan participation: 3% for 1 through 5 years; 4.5% for 6 through 10 years; 6% after 10 years.

As of June 30, 2013, our current-year contributions to the pension plans totaled $0.7 million, and we expect to contribute an additional $0.3 million over the rest of 2013.

Note 8.    Shareholders’ Equity

Share-based Compensation Plans

We periodically grant restricted stock unit awards and/or shares of common stock to our employees and directors. Grants to individual executives upon hiring or retention vest over a defined service period, with cost amortized over that period. We measure compensation cost for restricted stock units and stock grants at the closing price of our stock at the time of grant. Restricted stock unit grants vest after a named period with compensation cost amortized over that period. Previously, we also granted stock options, but currently do not. Although we have no current plans to issue stock options, we may do so in the future.

On June 21, 2013, the Board of Directors granted 954,438 restricted stock units to employees, with one third of those vesting in June 2014, one third vesting in June 2015, and one third vesting in June 2016. The Board of Directors granted an additional 633,960 restricted stock units on June 21, 2013 that vest in June 2014. The $2.8 million in expense related to the unit awards vesting in 2014 will be recognized on a straight-line basis over the next twelve months, while the $2.9 million in expense related to awards vesting in each of 2015 and 2016 will be recognized over the next twenty-four and thirty-six month periods, respectively.

In the second quarter of 2013, a total of 122,250 common shares were issued to nonemployee directors. We issued a total of 77,976 common shares to nonemployee directors in the second quarter of 2012.

Stock-based compensation expense for restricted stock unit grants to employees and shares issued to nonemployee directors recorded in the first six months of 2013 totaled $1.9 million, compared to $1.5 million in the same period last year.

Under the terms of our equity compensation plans, we have permitted our employees' withholding tax obligations with respect to shares awarded thereunder which have vested to be satisfied by net share settlement. As a result, in the first half of 2013, we repurchased 83,433 shares for $0.1 million, or approximately $1.55 per share.

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

On August 6, 2013, our Board of Directors declared a common stock dividend, pursuant to the minimum annual dividend component of the policy described above, of $0.0025 per share, for a total dividend of $0.9 million payable in September 2013. Because the average realized silver price for the second quarter of 2013 was $16.27 per ounce, below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

Status of Warrants

The following table summarizes certain information about our stock purchase warrants at June 30, 2013:

Warrants Outstanding	Warrants	Exercise Price	Expiration Date
Series 1 warrants	5,200,519	$2.40	June 2014
Series 1 warrants	460,976	2.51	June 2014
Series 3 warrants	16,671,128	2.45	August 2014
Total warrants outstanding	22,332,623

No warrants were exercised during the first six months of 2013.  Under the financial terms of the Consent Decree settling the Coeur d'Alene Basin litigation, the proceeds from the exercise of our outstanding warrants will be paid to the United States and the Coeur d'Alene Indian Tribe within 30 days after the end of the quarter when exercised. If the warrants are not exercised, we are responsible for its final payment under the Consent Decree.

Common Stock Repurchase Program

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of June 30, 2013, 400,300 shares have been purchased at an average price of $5.56 per share, leaving 19.6 million shares that may yet be purchased under the program. The closing price of our common stock at August 6, 2013, was $2.95 per share.

Note 9.    Senior Notes, Credit Facilities, and Capital Leases

Senior Notes

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our senior notes due May 1, 2021 (the “Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes are governed by the Indenture, dated as of April 12, 2013 (the “Indenture”), among us and certain of our subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee.

The Notes are recorded net of a 2% initial purchaser discount totaling $10 million at the time of issuance and having an amortized balance of $9.9 million as of June 30, 2013. The Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for.  Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. During the six-month period ended June 30, 2013, interest expense related to the notes and amortization of the initial purchaser discount and fees related to the issuance of the notes, net of $1.7 million in capitalized interest, totaled $5.9 million.

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

The net proceeds from the offering of the Notes ($490 million) were used to partially fund the acquisition of Aurizon and for general corporate purposes, including expenses related to the Aurizon acquisition. See Note 13 for more information.

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

Credit Facilities

We have a $100 million senior secured revolving credit facility, which is collateralized by the shares of common stock held in our material domestic subsidiaries and by our joint venture interests in the Greens Creek mine, all of our rights and interests in the joint venture agreement, and all of our rights and interests in the assets of the joint venture.  This credit facility originated with a $60 million senior secured revolving credit agreement entered into in October 2009 that has been amended several times. On April 1, 2013 we amended the agreement to reduce the commitment amount from $150 million to $100 million while also adjusting certain covenants and limitations. Amounts borrowed under the credit agreement are available for general corporate purposes.  The interest rate on outstanding loans under the agreement is between 3.00% and 3.75% above the London Interbank Offered Rate or an alternative base rate plus an applicable margin of between 2.00% and 2.75%.  We are required to pay a standby fee of between 0.825% and 1.05% per annum on undrawn amounts under the revolving credit agreement.  The credit facility is effective until August 1, 2015. In the first six months of 2013, we incurred $0.3 million in interest expense for the amortization of loan origination fees and $0.6 million in interest expense for commitment fees relating to the credit agreement.

The credit agreement includes various covenants and other limitations related to our various financial ratios and indebtedness and investments, as well as other information and reporting requirements, including the following limitations:

•	Senior Leverage ratio (calculated as debt secured by liens divided by EBITDA) of not more than 2.50:1.
•

Leverage ratio (calculated as total debt less unencumbered cash divided by EBITDA) of not more than 4.00:1 at all times prior to March 31, 2014, and not more than 3.50:1 at all times from and after March 31, 2014.

•	Interest coverage ratio (calculated as EBITDA divided by interest expense) of not less than 3.0:1.
•

Tangible net worth of greater than 80% of the Tangible Net Worth at completion of the acquisition of Aurizon, plus 50% of positive quarterly Net Income thereafter. (see Note 13 for more information on the acquisition of Aurizon).

We were in compliance with all covenants under the credit agreement as of June 30, 2013.  We have not drawn funds on the current revolving credit facility as of the filing date of this Form 10-Q.

Capital Leases

We have entered into various lease agreements primarily for equipment at our Greens Creek and Lucky Friday units, which we have determined to be capital leases.  At June 30, 2013, the total liability balance associated with capital leases, including certain purchase option amounts, was $20.8 million, with $7.1 million of the liability classified as current and $13.7 million classified as non-current. At December 31, 2012, the total liability balance associated with capital leases was $17.5 million, with $5.6 million of the liability classified as current and $11.9 million classified as non-current. The total obligation for future minimum lease payments was $21.6 million at June 30, 2013, with $1.0 million attributed to interest.

 At June 30, 2013, the annual maturities of capital lease commitments, including interest, are (in thousands):

Twelve-month period ending June 30,
2014	$6,970
2015	7,120
2016	5,476
2017	2,065
Total	21,631
Less: imputed interest	(960)
Net capital lease obligation	$20,671

Note 10.    Developments in Accounting Pronouncements

In December of 2011, the FASB issued Accounting Standards Update 2011-11, Disclosures about Offsetting Assets and Liabilities, which enhances disclosure requirements regarding an entity's financial instruments and derivative instruments that are offset or subject to a master netting arrangement. This information about offsetting and related netting arrangements will enable users of financial statements to understand the effect of those arrangements on the entity's financial position, including the effect of rights of setoff. The amendments are required for annual reporting periods beginning after January 1, 2013, and interim periods within those annual periods. Adoption of this guidance has not had a material impact on our consolidated financial statements.

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

We use financially-settled forward contracts to sell lead and zinc at fixed prices for settlement at approximately the same time that our unsettled concentrate sales contracts will settle.  The settlement of each concentrate contract is based on the average spot price of the metal during the month of settlement, which may differ from the prices used to record the sale when the sale takes place.  The objective of the contracts is to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At June 30, 2013, we recorded a current asset of approximately $0.2 million, which is included in other current assets, for the fair value of the contracts.  The current asset balance is net of approximately $0.2 million for contracts that were in a fair value liability position at June 30, 2013. We recognized a $2.8 million net gain on the contracts during the first six months of 2013, which is included in sales of products.  The net gain recognized on the contracts offsets price adjustments on our provisional concentrate sales related to changes to lead and zinc prices between the time of sale and final settlement.

In addition, we use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  At June 30, 2013, we recorded a current asset of $9.8 million, which is included in other current assets, and a non-current asset of $14.6 million, which is included in other non-current assets, for the fair value of the contracts.  The current asset balance is net of approximately $0.3 million for contracts that were in a fair value liability position at June 30, 2013. We recognized a $28.1 million net gain on the contracts during the first six months of 2013, which included $7.2 million in gains realized on settled contracts. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.  The gains recognized during the first six months of 2013 are mostly the result of declining lead prices during the beginning of June 2013.  This program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following tables summarize the quantities of base metals committed under forward sales contracts at June 30, 2013 and December 31, 2012:

June 30, 2013	Pounds under contract (in thousands)		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2013 settlements	19,786	9,314	$0.85	$0.92
Contracts on forecasted sales
2013 settlements	15,046	14,936	$0.96	$1.05
2014 settlements	60,516	47,619	$0.99	$1.05
2015 settlements	26,896	39,628	$0.98	$1.07

December 31, 2012	Pounds under contract (in thousands)		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2013 settlements	14,991	6,945	$0.95	$1.00
Contracts on forecasted sales
2013 settlements	35,935	32,794	$0.96	$1.11
2014 settlements	30,203	33,069	$0.98	$1.03
2015 settlements	3,307	23,534	$1.01	$1.06

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

Description	Balance at June 30, 2013	Balance at December 31, 2012	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$296,375	$190,984	Level 1
Available for sale securities:
Equity securities – mining industry	8,766	9,614	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	8,306	17,555	Level 2
Restricted cash balances:
Certificates of deposit and other bank deposits	5,287	871	Level 1
Derivative contracts:
Base metal forward contracts	24,651	5,606	Level 2
Total assets	$343,385	$224,630

Liabilities:

Derivative contracts:
Base metal forward contracts	—	2,483	Level 2

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

We use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments that have not reached final settlement.  We also use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead contained in our forecasted future concentrate shipments (see Note 11 for more information).  These contracts do not qualify for hedge accounting, and are marked-to-market through earnings each period.  The fair value of each contract represents the present value of the difference between the forward metal price for the contract settlement period as of the measurement date and the contract settlement metal price.

Our senior notes issued in April 2013, which are not measured at fair value, had a fair value of $466.6 million and a carrying value of $490.1 million, net of unamortized initial purchaser discount, at June 30, 2013. Third-party quotes, which we consider to be Level 2 inputs, are utilized to estimate fair values of the senior notes. See Note 9 for more information.

Note 13.    Acquisition of Aurizon Mines Ltd.

On June 1, 2013, Hecla and Aurizon consummated the Acquisition Agreement pursuant to which Hecla acquired all of the issued and outstanding common shares of Aurizon for consideration valued at US$4.32 (CAD$4.47) per share (the "Acquisition"). Under the terms of the Acquisition, each holder of Aurizon common shares (a “Shareholder”) had the option of electing to receive either CAD$4.75 in cash (the “Cash Alternative”) or 0.9953 of a Hecla share (the “Share Alternative”) per Aurizon share, subject in each case to proration. Each Shareholder received CAD$3.11 (US$3.00) in cash and 0.3442 of a Hecla share for each Aurizon share, with limited exceptions in which certain shareholders received 100% of their consideration in Hecla shares. Aurizon had 164,838,377 issued and outstanding common shares immediately prior to consummation of the Acquisition. An additional 747,132 Aurizon common shares were issued immediately prior to consummation of the Acquisition related to the conversion of in-the-money Aurizon stock options, resulting in a total of 165,585,509 issued and outstanding Aurizon common shares at the time of consummation of the Acquisition. Consideration transferred to consummate the Acquisition was comprised of cash paid by Hecla of CAD$514.5 million (US$496.4 million) and issuance of 56,997,790 shares of Hecla common stock valued at CAD$226.3 (US$218.3 million) for total consideration of CAD$740.8 million (US$714.5 million) based on the US$ to CAD$ exchange rate of 0.9645 at the time of consummation. The value of Hecla stock issued as consideration was based upon the closing price at the time of consummation of CAD$3.97 (US$3.83) per share.

The cash portion of the Acquisition was primarily funded by the issuance of senior notes in April 2013 for net proceeds of $490 million. See Note 9 for more information.

The following summarizes the preliminary allocation of purchase price to the fair value of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Consideration:
Cash payments	$496,211
Hecla stock issued (56,997,790 shares at $3.83 per share)	218,302
Total consideration	$714,513

Fair value of net assets acquired:
Assets:
Cash	$177,587
Accounts receivable	14,307
Inventory - bullion and stockpiled ore	8,090
Inventory - supplies	5,704
Other current assets	7,036
Property, plants, equipment and mineral interests, net	715,391
Non-current restricted cash and investments	4,471
Other non-current assets	795
Total assets	933,381
Liabilities:
Accounts payable	22,227
Accrued payroll and related benefits	7,613
Accrued taxes	509
Non-current deferred tax liability	177,016
Non-current reclamation	11,113
Other non-current liabilities	390
Total liabilities	218,868
Net assets	$714,513

The $715.4 million fair value for "Property, plants, equipment, and mineral interests, net" is comprised of $11.1 for the asset retirement obligation asset, $127.8 million for plant and equipment, and $576.5 million for development, value beyond proven and probable reserves, and other mineral interests. We are not aware of specific elements of the allocation of purchase price above that are subject to change. However, the overall allocation is preliminary, as the independent valuation report and review by management have not been finalized as of the date of this filing.

The unaudited pro forma financial information below represents the combined results of our operations as if the Acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the periods presented, nor is it indicative of future operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Sales of products	$118,584	$127,284	$237,946	$275,060
Net income (loss)	(13,168)	2,844	(3,388)	14,450
Income (loss) applicable to common shareholders	(13,306)	2,706	(3,664)	14,174
Basic and diluted income (loss) per common share	(0.04)	0.01	(0.01)	0.04

The pro forma financial information includes adjustments to reflect the depreciation and amortization of assets acquired, an estimate of interest expense related to the senior notes that would have been incurred, and the issuance of Hecla stock as consideration in the acquisition.

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A – Business – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2012 and under Part II – Other Information, Item 1A. Risk Factors in our quarterly report on Form 10-Q for the period ended March 31, 2013. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Hecla Mining Company and its subsidiaries have provided precious and base metals to the U.S. and worldwide since 1891. We discover, acquire, develop, produce, and market silver, gold, lead and zinc.

We produce lead, zinc and bulk concentrates, which we sell to custom smelters, and unrefined gold and silver bullion bars (doré), which may be sold or further refined before sale to precious metals traders.  We are organized and managed in three segments that encompass our operating units:  the Greens Creek, Lucky Friday, and Casa Berardi units. The map below shows the locations of our operating units and our exploration projects, as well as our corporate offices located in Coeur d'Alene, Idaho and Vancouver, British Columbia.

Greens Creek
Admiralty Island, Alaska
Corporate Office
Vancouver, BC
Corporate Office
Coeur d'Alene, Idaho
Silver Valley
Wallace, Idaho
Lucky Friday
Mullan, Idaho
Monte Cristo
Esmeralda Co., Nevada
San Juan Silver
Creede, Colorado
San Sebastian
Durango, Mexico
Opinaca / Wildcat
James Bay, Quebec
Casa Berardi
Val d'Or, Quebec
Fayolle
Val d'Or, Quebec
Marban Block
Val d'Or, Quebec
Heva-Hosco
Val d'Or, Quebec
corporate office
operating property
pre-development project
exploration project

Our current business strategy is to focus our financial and human resources in the following areas:

•	operating our properties safely, in an environmentally responsible manner, and cost-effectively;
•	fully integrating the acquisition of Aurizon Mines Ltd. ("Aurizon"), which owns the Casa Berardi mine and other mineral interests;
•	expanding our reserves and production capacity at our operating properties;
•

maintaining and investing in exploration and pre-development projects in the vicinities of five mining districts we believe to be under-explored and under-invested: North Idaho's Silver Valley in the historic Coeur d'Alene Mining District; our Greens Creek unit on Alaska's Admiralty Island located near Juneau; the silver-producing district near Durango, Mexico; the Creede district of Southwestern Colorado; and the Abitibi region of north-western Quebec, Canada; and

•

continuing to seek opportunities to acquire and invest in mining properties and companies. Examples include our acquisition of the Monte Cristo property in Nevada, investments in Dolly Varden Silver Corporation, Canamex Resources Corp., Brixton Metals Corporation, and Typhoon Exploration Inc. in 2012 and 2013, and the acquisition of Aurizon discussed further below.

A number of key factors may impact the execution of our strategy, including regulatory issues, our ability to integrate the acquisition of Aurizon, and metals prices. Metals prices can be very volatile. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control. Average market prices of silver, gold, and zinc in the first six months of 2013 were lower than their levels from the comparable period last year, while average prices for lead were higher in the first half of 2013 compared to the first half of 2012, as illustrated by the table in Results of Operations below. We believe current global economic and industrial trends could result in demand growth for the metals we produce. However, prices have been volatile over the last five years and there can be no assurance that current prices will continue.

On June 1, 2013, we completed the acquisition of all of the issued and outstanding common shares of Aurizon for total consideration of CAD$740.8 million (US$714.5 million). See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The acquisition gives us 100% ownership of the producing Casa Berardi gold mine, along with interests in various gold exploration properties in the Abitibi region of north-western Quebec, Canada. The acquisition is expected to significantly increase our annual gold production and gives us ownership of an operating gold mine with significant gold reserves, and provides access to a large land package with known mineralization. We are faced with the challenge of integrating the acquisition and assuming operating responsibility for Casa Berardi and other Aurizon projects. In addition, as further discussed in Item 3. Quantitative and Qualitative Disclosures About Market Risk, the acquisition has increased our exposure to risks associated with exchange fluctuations between the U.S. dollar and Canadian dollar. The acquisition was partially funded by $490 million in net proceeds from our issuance of senior notes in April 2013 (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited)). As discussed in the Financial Liquidity and Capital Resources section below, we believe that we will be able to meet the obligations associated with the acquisition of Aurizon and additional debt; however, a number of factors could impact our ability to meet the debt obligations and fund our other projects.

We are also in the process of constructing an internal shaft at the Lucky Friday mine (“#4 Shaft”), which, we believe, could significantly increase production and extend the life of the mine.  The #4 Shaft project will involve significant additional capital costs during the periods leading up to its expected completion in 2016. Although we believe that our current capital resources will allow us to complete the project, there are a number of factors that could affect its completion.

We strive to achieve excellent mine safety and health performance. We seek to implement this goal by: training employees in safe work practices; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; involving employees in the establishment of safety standards; and participating in the National Mining Association's CORESafety program. We attempt to implement reasonable best practices with respect to mine safety and emergency preparedness. See Part I, Item 1A. Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2012, as updated by Part II, Item 1A. Risk Factors in our Form 10-Q for the period ended March 31, 2013, for information on accidents and other events that recently impacted operations at our Lucky Friday unit. We work with the Mine Safety and Health Administration ("MSHA") to address issues outlined in the investigations of these incidents and continue to evaluate our safety practices.

One challenge we continually face is the risk associated with environmental litigation and ongoing reclamation activities. As described in Part I, Item 1A. Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2012, as updated by Part II, Item 1A. Risk Factors in our quarterly report on Form 10-Q for the period ended March 31, 2013, and Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited), it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans.  We are involved in various environmental legal matters, and there can be no assurance that the estimate of our environmental liabilities, liquidity needs, or strategic plans will not be significantly impacted as a result of these matters or new matters that may arise. We strive to ensure that our activities are conducted in compliance with applicable laws and regulations and to resolve environmental litigation.

Results of Operations

Sales of products by metal for the three- and six-month periods ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Silver	$37,655	30,666	$83,650	82,887
Gold	27,421	16,280	43,607	37,047
Lead	12,926	6,343	22,229	14,641
Zinc	20,752	24,806	35,717	47,006
Less: Smelter charges	(13,424)	(11,076)	(23,423)	(23,409)
Sales of products	$85,330	$67,019	$161,780	$158,172

For the second quarter and first six months of 2013, we recorded losses applicable to common shareholders of $25.0 million ($0.08 per basic common share) and $14.0 million ($0.05 per basic common share), respectively, compared to income applicable to common shareholders of $2.4 million ($0.01 per basic common share) and $14.8 million ($0.05 per basic common share) for the second quarter and first six months of 2012, respectively. The following factors led to the results for the second quarter and first six months of 2013 compared to the same periods in 2012:

•

Decreased average silver, gold, and zinc prices for the second quarter and first six months of 2013 compared to the same periods in 2012. However, average lead prices for the 2013 periods were higher than in 2012. These price variances are illustrated in the table below.

		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Silver –	London PM Fix ($/ounce)	$23.11	$29.42	$26.59	$31.02
	Realized price per ounce	$16.27	$27.05	$21.41	$32.37
Gold –	London PM Fix ($/ounce)	$1,414	$1,611	$1,522	$1,651
	Realized price per ounce	$1,245	$1,588	$1,362	$1,675
Lead –	LME Final Cash Buyer ($/pound)	$0.93	$0.90	$0.99	$0.92
	Realized price per pound	$0.93	$0.87	$0.98	$0.94
Zinc –	LME Final Cash Buyer ($/pound)	$0.83	$0.88	$0.88	$0.90
	Realized price per pound	$0.84	$0.87	$0.88	$0.91

Average realized prices differ from average market prices because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the smelters, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metal prices each period through final settlement.  For the second quarter and first half of 2013, we recorded net negative adjustments to provisional settlements of $15.1 million and $17.8 million, respectively, compared to net negative price adjustments to provisional settlements of $1.5 million in the second quarter of 2012 and positive price adjustments of $3.6 million in the first half of 2012. The price adjustments related to zinc and lead contained in our concentrate shipments were largely offset by gains and losses on forward contracts for those metals (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  The gains and losses on these contracts are included in revenues and impact the realized prices for lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.

•

Decreased gross profit at our Greens Creek and Lucky Friday units of $11.9 million and $5.6 million, respectively, for the second quarter of 2013, and by $31.9 million and $7.6 million, respectively, for the first six months of 2013 compared to the same periods in 2012. See The Greens Creek Segment and The Lucky Friday Segment sections below. In addition, we recognized a $1.4 million gross loss at our newly acquired Casa Berardi unit during the second quarter of 2013, as discussed in The Casa Berardi Segment section below.

•	Costs related to the acquisition of Aurizon of $20.3 million and $25.6 million, respectively, recognized during the second quarter and first six months of 2013.
•

Interest expense, net of amount capitalized, of $6.5 million and $7.2 million, respectively, during the three- and six-month periods ended June 30, 2013 compared to $0.5 million and $1.0 million, respectively, for the same periods in 2012. The increase is due to the issuance of senior notes in April 2013, with the net proceeds used to partially fund the acquisition of Aurizon (see Notes 9 and 13 of Notes to Condensed Consolidated Financial Statements (Unaudited)).

•

Higher general and administrative costs, which increased by $2.0 million and $4.4 million, respectively, for the three- and six-month periods due to increased staffing and incentive compensation based on previous period performance.

•

Pre-development expense increased to $9.3 million in the first half of 2013 from $6.8 million in the same period in 2012 . "Pre-development expense" is defined as costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed until operating permits are received and proven and probable reserves are established. We advanced pre-development projects during the first half of 2013 at the Bulldog mine in the Creede district which is expected to give us access to historic workings and underground drill platforms at that site.

•

Interest and other income increased by $0.7 million and $0.4 million, respectively, for the three- and six-month periods ended June 30, 2013 compared to the same 2012 periods, primarily due to foreign exchange gains related to our newly-acquired Canadian operations.

Other significant variances affecting the comparison of our income applicable to common shareholders for the second quarter and first six months of 2013 to the same periods in 2012 were as follows:

•

$28.1 million gain on base metal derivatives contracts for the first half of 2013 compared to a $0.9 million gain for the same period in 2012. The gains are related to financially-settled forward contracts on forecasted zinc and lead production as a part of a risk management program. The gains in the first half of 2013 include $7.2 million in gains realized on settled contracts. The gains in the first half of 2012 are net of $10.2 million in gains realized on settled contracts. See Item 3. Quantitative and Qualitative Disclosures About Market Risk - Commodity-Price Risk Management for more information on our derivatives contracts.

•

Income related to the temporary suspension of operations at the Lucky Friday mine of $2.8 million and $1.3 million, respectively, in the second quarter and first six months of 2013 compared to suspension-related expense of $6.5 million and $12.6 million, respectively, in the same periods of 2012. The income in the 2013 periods is the result of business interruption insurance proceeds. As discussed further in The Lucky Friday Segment section below, production resumed at the Lucky Friday mine in February 2013.

•

$6.8 million income tax benefit and $0.6 million income tax provision, respectively, for the three- and six-month periods ended June 30, 2013, compared to income tax provisions of $0.7 million and $8.0 million, respectively, for the same 2012 periods, with the variances due to higher pre-tax income in the 2012 periods.

The Greens Creek Segment

The following is a comparison of the operating results and key production statistics of our Greens Creek segment (dollars are in thousands, except for per ton and per ounce amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	$70,082	$67,023	$142,731	$157,923
Cost of sales and other direct production costs	(43,242)	(33,172)	(75,275)	(66,462)
Depreciation, depletion and amortization	(14,743)	(9,879)	(27,422)	(19,540)
Gross profit	$12,097	$23,972	$40,034	$71,921
Tons of ore milled	211,755	197,432	409,578	362,948
Production:
Silver (ounces)	2,018,961	1,365,093	3,799,485	2,693,797
Gold (ounces)	15,486	13,257	29,175	25,909
Zinc (tons)	15,538	16,073	29,610	32,016
Lead (tons)	5,778	4,873	10,613	9,727
Payable metal quantities sold:
Silver (ounces)	2,131,747	1,133,764	3,625,044	2,560,951
Gold (ounces)	14,518	10,252	24,510	22,112
Zinc (tons)	11,908	14,283	19,793	25,970
Lead (tons)	5,957	3,629	9,757	7,798
Ore grades:
Silver ounces per ton	13.72	9.57	13.24	10.26
Gold ounces per ton	0.12	0.12	0.12	0.12
Zinc percent	8.8%	9.3%	8.6%	10.1%
Lead percent	3.7%	3.3%	3.5%	3.54%
Mining cost per ton	$65.00	$61.23	$68.45	$62.51
Milling cost per ton	$32.98	$28.13	$35.26	$30.16
Total Cash Cost, Net of By-product Credits, per Silver Ounce (1)	$2.71	1.03	3.79	$1.63

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Cost, Before By-product Credits and Total Cash Cost, Net of By-product Credits (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The $11.9 million and $31.9 million decreases in gross profit during the second quarter and first six months of 2013, respectively, compared to the same 2012 periods were primarily the result of significantly lower average prices for silver, gold, and zinc, lower zinc ore grades, and higher mining and milling costs (discussed below), partially offset by higher lead prices, silver ore grades and sales volume. Ore throughput in the first quarter of last year was negatively impacted by additional ground support work that diverted equipment and personnel away from production, and lower staffing levels than planned. In addition, gross profit at Greens Creek was impacted by negative price adjustments to revenues of $14.6 and $17.3 million for the second quarter and first six months of 2013, respectively, compared to negative price adjustments of $2.4 million and positive price adjustments of $3.5 million for the second quarter and first six months of 2012, respectively. Price adjustments to revenues result from changes in metals prices between transfer of title of concentrates to buyers and final settlements during the period.  The price adjustments related to zinc and lead contained in concentrate shipments were largely offset by gains and losses on forward contracts for those metals (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

Mining and milling costs per ton increased 6% and 17%, respectively, in the second quarter of 2013 compared to the same period in 2012, and 10% and 17%, respectively, for the first half of 2013 compared to the same period in 2012. The increase in milling costs was primarily due to diesel fuel costs related to the generation of more power on-site due to lower availability of less expensive hydroelectric power, the result of lower precipitation levels in Southeastern Alaska. Both mining and milling costs were impacted by an increase in labor costs as a result of higher costs of medical and other benefits and higher salary costs. Higher mining costs are also attributable to higher maintenance costs.

Depreciation, depletion and amortization expense was 49% and 40% more in the second quarter and first six months of 2013, respectively, compared to the same periods in 2012, primarily due to higher production as described above, as the majority of depreciation is calculated on a units-of-production basis.

The chart below illustrates the factors contributing to the variances in Total Cash Cost, Net of By-product Credits, per Silver Ounce for the second quarter and first six months of 2013 compared to the same periods of 2012.

Mining and milling decreased in the second quarter and first six months of 2013 compared to 2012 due to higher silver production due to improved silver grades, slightly offset by higher power costs.

Other production costs for the second quarter and first six months of 2013 were lower compared to 2012 due to the effect of higher silver production and lower mine license tax, partially offset by higher labor and power costs.

Treatment costs were lower in the second quarter and first six months of 2013 compared to 2012 as a result of lower zinc concentrate production, partially offset by higher lead concentrate production. Treatment costs include a price participation component that fluctuates with changes in base metal prices.

By-product credits were lower in the second quarter and first six months of 2013 compared to 2012 due to lower zinc production due to lower ore grades, partially offset by higher lead production due to higher lead grades in the second quarter of 2013.

As set forth above, Total Cash Cost, Net of By-product Credits, per Silver Ounce in the second quarter of 2013 was $2.71, consisting of $25.43 of Total Cash Cost, Before By-product Credits, per Silver Ounce and $22.72 per ounce of by-product credits, compared to $1.03, consisting of $34.25 Total Cash Cost, Before By-product Credits, per Silver Ounce and $33.22 per ounce of by-product credits for the same period in 2012. Total Cash Cost, Net of By-product Credits, per Silver Ounce in the first six months of 2013 was $3.79, consisting of $27.70 Total Cash Cost, Before By-product Credits, per Silver Ounce and $23.91 per ounce of by-product credits, compared to $1.63, consisting of $35.67 Total Cash Cost, Before By-product Credits, per Silver Ounce and $34.04 per ounce of by-product credits, for the first six months of 2012.

The difference between what we report as “production” and “payable metal quantities sold” is attributable to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually paid for by our smelter customers according to the terms of the smelter contracts (not all of the metals contained in our concentrate shipments are physically recovered through the smelting process).  Differences can also arise from inventory changes incidental to shipping schedules.  The increase in payable quantities sold for the second quarter and first six months of 2013 compared to the same periods in 2012 is due to the timing of concentrate shipments and increased production during the 2013 period.

While revenue from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product of the Greens Creek unit is appropriate because:

•	silver has historically accounted for a higher proportion of revenue than any other metal and is expected to do so in the future;
•

we have historically presented Greens Creek as a producer primarily of silver, based on the original analysis that justified putting the project into production, and believe that consistency in disclosure is important to our investors regardless of the relationships of metals prices and production from period to period;

•	metallurgical treatment maximizes silver recovery;
•	the Greens Creek deposit is a massive sulfide deposit containing an unusually high proportion of silver; and
•	in most of its working areas, Greens Creek utilizes selective mining methods in which silver is the metal targeted for highest recovery.

We periodically review our revenues to ensure that reporting of primary products and by-products is appropriate.  Because we consider zinc, lead and gold to be by-products of our silver production, the values of these metals offset operating costs within our calculations of Total Cash Cost, Net of By-product Credits, per Silver Ounce.

In the fourth quarter of 2012, we updated our asset retirement obligation ("ARO") at Greens Creek to reflect a preliminary revised reclamation and closure plan having estimated undiscounted costs of approximately $73.9 million, an increase from the $53.4 million in the previous plan. We expect to again update our ARO and revise our closure plan during 2013 for a tailings capacity expansion at Greens Creek which is currently under consideration by the government agencies. Adjustments to the ARO liability are recorded with corresponding changes to the ARO asset balance, which is included in properties, plants, equipment, and mineral interests, net on our Condensed Consolidated Balance Sheets. As a result, we do not anticipate future updates in the ARO for Greens Creek to have a material impact on our annual results of operations. As part of the revised closure plan, we will be required to increase our current $30 million reclamation bond for Greens Creek. Although we do not know the amount of such increase, it likely will be a material amount, and there can be no assurance that this bonding capacity will be available to us at that time.

The Lucky Friday Segment

The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands, except for per ton and per ounce amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	$5,128	$(4)	$8,929	$249
Cost of sales and other direct production costs	(8,534)	—	(13,327)	—
Depreciation, depletion and amortization	(2,145)	—	(3,473)	—
Gross profit	$(5,551)	$(4)	$(7,871)	$249
Tons of ore milled	23,226	—	37,152	—
Production:
Silver (ounces)	217,096	—	337,588	—
Lead (tons)	1,426	—	2,132	—
Zinc (tons)	591	—	790	—
Payable metal quantities sold:
Silver (ounces)	177,378	—	277,830	—
Lead (tons)	1,004	—	1,560	—
Zinc (tons)	401	—	551	—
Ore grades:
Silver ounces per ton	10.04	—	9.82	—
Lead percent	6.79	—	6.38	—
Zinc percent	3.48	—	2.99	—
Mining cost per ton	$140.93	$—	$134.02	$—
Milling cost per ton	$49.09	$—	$52.71	$—
Total Cash Cost, Net of By-product Credits, per Silver Ounce (1)	$32.19	$—	$33.75	$—

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Cost, Before By-product Credits and Total Cash Cost, Net of By-product Credits (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

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

Production was temporarily suspended during all of 2012 as the Silver Shaft rehabilitation work was performed. During the suspension of production, the smelter contracts related to treatment of Lucky Friday concentrates were suspended based on force majeure. The shaft restoration project and other related work was completed in early 2013, and limited production at the Lucky Friday recommenced in February 2013. All production stopes that were operating prior to the suspension have returned to the operating cycle, and the mill averaged more than 700 tons per day in July 2013. We anticipate production in all of the stopes to become synchronized during the second half of 2013, and the mine should resume its pre-suspension output rate at that time. Once the Silver Shaft rehabilitation work was completed down to the 4900 foot level, we commenced construction of a haulage way bypass around an area impacted by a December 2011rock burst, and completed the bypass in early 2013. Completion of work on the Silver Shaft to the 4900 foot level also enabled planning and other preliminary work to resume on the #4 Shaft project (discussed below), and we resumed sinking of #4 Shaft in early 2013 upon completion of the Silver Shaft work.

Net suspension-related income at Lucky Friday in the second quarter and first six months of 2013 totaled $2.8 million and $1.3 million, respectively, including $0.6 million in depreciation, depletion, and amortization. These amounts include $2.8 million and $1.5 million, respectively, recognized in the three- and six-month periods for business interruption insurance proceeds. Suspension-related costs for the second quarter and first six months of 2012 totaled $6.5 million and $12.6 million, respectively, including $1.6 million and $3.1 million in depreciation, depletion, and amortization. These costs are included in a separate line item under Other operating expenses on the Condensed Consolidated Statement of Operations and Comprehensive Income (Unaudited).

Total Cash Cost, Net of By-product Credits, per Silver Ounce and mining and milling costs per ton for the second quarter and first six months of 2013 were higher than levels realized during historical periods of operating at full production. The higher per-unit costs were primarily due to lower production, as mine output has been limited until production in all of the stopes becomes synchronized. We anticipate the higher per-unit costs to continue until we return to full production which is expected to occur in the second half of 2013. The suspension-related costs discussed above are excluded from the calculations of Total Cash Cost, Net of By-product Credits, per Silver Ounce and mining and milling costs per ton.

The $0.2 million in sales recognized in the first half of 2012 represents provisional price adjustments on prior-period concentrate shipments that were subject to changes in metals prices during the first quarter of 2012 until their final settlement.

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

As reported above, Total Cash Cost, Net of By-product Credits, per Silver Ounce in the second quarter and first six months of 2013 was $32.19 and $33.75 per ounce, respectively. The amount for the second quarter of 2013 consists of $48.06 per ounce of Total Cash Cost, Before By-product Credits, per Silver Ounce, partially offset by $15.87 per ounce of by-product credits. Total Cash Cost, Net of By-product Credits, per Silver Ounce for the first half of 2013 consists of $48.73 per ounce of Total Cash Cost, Before By-product Credits, per Silver Ounce and by-product credits of $14.98 per ounce. We periodically review our revenues to ensure that reporting of primary products and by-products is appropriate.  Because we consider zinc and lead to be by-products of our silver production, the values of these metals offset operating costs within our calculations of Total Cash Cost, Before By-product Credits, per Silver Ounce.

The #4 Shaft project, an internal shaft at the Lucky Friday mine, is expected to, upon its completion, provide deeper access in order to extend the mine's operational life and expand silver ounce production.  We commenced engineering and construction activities on the #4 Shaft in late 2008, and our Board of Directors gave its final approval of the project in August 2011.  Construction of the #4 Shaft as currently designed is expected to cost approximately $200 million, including approximately $109 million already spent as of June 30, 2013, with completion expected in 2016.  As discussed above, the #4 Shaft sinking activities were temporarily suspended until rehabilitation work in the Silver Shaft was completed in early 2013. We believe that our current capital resources will allow us to complete the project.  However, there are a number of factors that could affect completion of the project, including:  (i) a significant decline in metals prices, (ii) a reduction in available cash or credit, whether arising from decreased cash flow or other uses of available cash, (iii) increased regulatory burden, or (iv) a significant increase in operating or capital costs.

Many of the employees at our Lucky Friday unit are represented by a union. The collective bargaining agreement with the union expires on April 30, 2016.  As a result of the requirement to remove loose material from the Silver Shaft, which limited underground access and temporarily suspended production at the Lucky Friday mine during 2012, Hecla Limited laid off 121 employees in January 2012, with approximately 25 of those employees accepting temporary positions at other Hecla operations. Employment at the Lucky Friday unit has returned to roughly its level prior to the suspension of production, as the Silver Shaft work is complete.

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

The Casa Berardi Segment

On June 1, 2013, we completed the acquisition of all of the issued and outstanding common shares of Aurizon for total consideration of CDN$740.8 million (US$714.7 million). See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The acquisition gives us 100% ownership of the producing Casa Berardi gold mine, along with interests in various gold exploration properties in the Abitibi region of north-western Quebec, Canada. The tabular information below reflects our ownership of the Casa Berardi mine commencing on June 1, 2013.

The following is information on the operating results and key production statistics of our Casa Berardi segment (dollars are in thousands, except for per ton and per ounce amounts):

Three and Six Months Ended June 30, 2013
Sales	$10,120
Cost of sales and other direct production costs	(8,231)
Depreciation, depletion and amortization	(3,324)
Gross loss	$(1,435)
Tons of ore milled	60,480
Production:
Gold (ounces)	6,740
Silver (ounces)	1,788
Payable metal quantities sold:
Gold (ounces)	7,500
Silver (ounces)	4,900
Ore grades:
Gold ounces per ton	0.13
Silver ounces per ton	0.033
Mining cost per ton	$108.39
Milling cost per ton	$17.91
Total Cash Cost, Net of By-product Credits, per Gold Ounce (1)	$1,152

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Cost, Before By-product Credits and Total Cash Cost, Net of By-product Credits (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

In addition, gross loss and Total Cash Cost, Net of By-product Credits, per Gold Ounce were impacted by lower than anticipated gold ore grades resulting from delays in production preparation in stopes located in a higher grade zone. We expect the average gold grade to increase in the second half of 2013.

The Casa Berardi mine is currently undergoing a shaft deepening project which is expected to be completed in the first quarter of 2014 and is designed to increase production and extend mine life. Additional mine enhancements underway include a new paste fill facility and a concrete plant, which, we believe, will improve operational efficiency.

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans, while affording a significant benefit to our employees, also represent a significant liability. The liability recorded for the funded status of our plans was $32.8 million and $30.9 million as of June 30, 2013 and December 31, 2012, respectively. We made contributions of $0.7 million during the first quarter of 2013, with additional contributions of $0.3 million anticipated during the rest of 2013. While the economic variables which will determine future cash requirements are uncertain, we expect contributions to increase in future years. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Effective July 1, 2013, we amended our pension plan. See 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Income Taxes

We continue to have a net deferred tax asset in the U.S., and as a result of our acquisition of Aurizon, a net deferred tax liability in Canada. Our U.S. net deferred tax asset at June 30, 2013 totaled $115.6 million, or 5% of total assets, an increase of $0.2 million from the $115.8 million net deferred tax asset at December 31, 2012. The largest component of the deferred tax asset is deferred reclamation, of which the majority will be realized in the next two years, assuming adequate taxable income. The next largest component derives from the tax effect of past net operating losses carried forward to be applied against current income to determine cash income tax liability. Each reporting period we assess our deferred tax assets with long-range forecasts to provide reasonable assurance that they will be realized through future earnings. At June 30, 2013, with the exception of $0.1 million relating to net operating loss carry forwards for states where we currently have no activity and $3.6 million for foreign tax credits, we retained no valuation allowance on U.S. deferred tax assets. A $22.7 million valuation allowance remains on losses in foreign jurisdictions.

Our net Canadian deferred tax liability at June 30, 2013 was $169.9 million, with no corresponding balance as of December 31, 2012. The deferred tax liability is the result of the acquisition of Aurizon completed on June 1, 2013. See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The deferred tax liability is primarily related to the tax impact of the fair market value of the assets acquired over the tax bases of those assets for Canadian tax reporting, the majority of that value allocated to mineral resources and reserves.

We currently expect the effective tax rate for 2013 to be approximately 45%, with the increase from approximately 37% in 2012 attributable to the inability to recognize the tax benefits for nondeductible acquisition costs and current losses incurred in Mexico. For the six months ended June 30, 2013, the tax provision represents a 0% effective tax rate as a result of the discrete tax adjustment for the one-time acquisition costs incurred for the Aurizon acquisition.

Reconciliation of Total Cash Cost, Before By-product Credits and Total Cash Cost, Net of By-product Credits (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The tables below present reconciliations between the non-GAAP measures of Total Cash Cost, Before By-product Credits and Total Cash Cost, Net of By-product Credits to the GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization for our operations at the Greens Creek, Lucky Friday, and Casa Berardi units for the three and six months ended June 30, 2013 and 2012 (in thousands, except costs per ounce).

Total Cash Cost, Before By-product Credits include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining expense, on-site general and administrative costs, royalties and mining production taxes. By-product credits include revenues earned from all metals other than the primary metal produced at each unit. Total Cash Cost, Net of By-product Credits, per Ounce, provides management and investors an indication of net cash flow, after consideration of the average price, received from production. Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective. Total Cash Cost, Net of By-product Credits, per Ounce is a measure developed by precious metals companies (including the Silver Institute) in an effort to provide a uniform standard for comparison purposes. There can be no assurance, however, that our reporting of this non-GAAP measure is the same as that reported by other mining companies.

The Casa Berardi section below reports Total Cash Cost, Net of By-product Credits, per Gold Ounce for the production of gold, its primary product, and by-product revenues earned from silver, which is a by-product at Casa Berardi. Only costs and ounces produced relating to units with the same primary product are combined to represent Total Cash Cost, Net of By-product Credits, per Ounce; thus, the gold produced at our Casa Berardi unit is not included as a by-product credit when calculating Total Cash Cost, Net of By-product Credits, per Silver Ounce for the total of Greens Creek and Lucky Friday, our combined silver properties.

As depicted in the Greens Creek Segment and the Lucky Friday Segment tables below, by-product credits comprise an essential element of our unit cost structure. By-product credits constitute an important competitive distinction for our silver operations due to the polymetallic nature of their orebodies. Total by-product credits included in our presentation of Total Cash Cost, Net of By-product Credits, per Silver Ounce include:

	Total, Greens Creek and Lucky Friday
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
By-product value, all silver properties:
Zinc	$19,823	$21,248	$38,940	$43,146
Gold	18,169	17,326	36,437	34,755
Lead	11,332	6,778	20,524	13,804
Total by-product credits	$49,324	$45,352	$95,901	$91,705

By-product credits per silver ounce, all silver properties
Zinc	$8.85	$15.57	$9.41	$16.02
Gold	8.13	12.69	8.81	12.90
Lead	5.07	4.96	4.96	5.12
Total by-product credits	$22.05	$33.22	$23.18	$34.04

Cost of sales and other direct production costs and depreciation, depletion and amortization is the most comparable financial measure calculated in accordance with GAAP to Total Cash Cost, Net of By-product Credits.  The sum of the cost of sales and other direct production costs and depreciation, depletion and amortization for our operating units in the tables below is presented in our Condensed Consolidated Statement of Operations and Comprehensive Income (Unaudited) (in thousands).

	Total, Greens Creek and Lucky Friday
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total Cash Cost, Before By-product Credits (1)	$61,777	$46,762	$121,700	$96,091
By-product credits	(49,324)	(45,352)	(95,901)	(91,705)
Total Cash Cost, Net of By-product Credits	12,453	1,410	25,799	4,386
Divided by silver ounces produced	2,237	1,365	4,137	2,694
Total Cash Cost, Before By-product Credits, per Silver Ounce	$27.61	$34.25	$29.42	$35.67
By-product credits per silver ounce	$(22.05)	$(33.22)	$(23.18)	$(34.04)
Total Cash Cost, Net of By-product Credits, per Silver Ounce	$5.56	$1.03	$6.24	$1.63
Reconciliation to GAAP:
Total Cash Cost, Net of By-product Credits	$12,453	$1,410	$25,799	$4,386
Depreciation, depletion and amortization	16,888	9,879	30,895	19,540
Treatment costs	(18,972)	(16,164)	(37,569)	(33,859)
By-product credits	49,324	45,352	95,901	91,705
Change in product inventory	8,436	2,101	3,832	3,906
Reclamation and other costs	536	473	639	324
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$68,665	$43,051	$119,497	$86,002

	Greens Creek Unit
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total Cash Cost, Before By-product Credits (1)	$51,342	$46,762	$105,250	$96,091
By-product credits	(45,878)	(45,352)	(90,844)	(91,705)
Total Cash Cost, Net of By-product Credits	5,464	1,410	14,406	4,386
Divided by silver ounces produced	2,019	1,365	3,799	2,694
Total Cash Cost, Before By-product Credits, per Silver Ounce	$25.43	$34.26	$27.70	$35.67
By-product credits per silver ounce	$(22.72)	$(33.22)	$(23.91)	$(34.04)
Total Cash Cost, Net of By-product Credits, per Silver Ounce	$2.71	$1.03	$3.79	$1.63
Reconciliation to GAAP:
Total Cash Cost, Net of By-product Credits	$5,464	$1,410	$14,406	$4,386
Depreciation, depletion and amortization	14,743	9,879	27,422	19,540
Treatment costs	(17,493)	(16,164)	(35,306)	(33,859)
By-product credits	45,878	45,352	90,844	91,705
Change in product inventory	8,869	2,101	4,707	3,906
Reclamation and other costs	524	473	624	324
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$57,985	$43,051	$102,697	$86,002

	Lucky Friday Unit (2)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total Cash Cost, Before By-product Credits (1)	$10,435	$—	$16,450	$—
By-product credits	(3,446)	—	(5,057)	—
Total Cash Cost, Net of By-product Credits	6,989	—	11,393	—
Divided by silver ounces produced	217	—	338	—
Total Cash Cost, Before By-product Credits, per Silver Ounce	$48.09	$—	$48.67	$—
By-product credits per silver ounce	$(15.88)	$—	$(14.96)	$—
Total Cash Cost, Net of By-product Credits, per Silver Ounce	$32.19	$—	$33.75	$—
Reconciliation to GAAP:
Total Cash Cost, Net of By-product Credits	$6,989	$—	$11,393	$—
Depreciation, depletion and amortization	2,145	—	3,473	—
Treatment costs	(1,479)	—	(2,263)	—
By-product credits	3,446	—	5,057	—
Change in product inventory	(433)	—	(875)	—
Reclamation and other costs	11	—	15	—
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$10,679	$—	$16,800	$—

	Casa Berardi Unit (3)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total Cash Cost, Before By-product Credits (1)	$7,804	$—	$7,804	$—
By-product credits	(37)	—	(37)	—
Total Cash Cost, Net of By-product Credits	7,767	—	7,767	—
Divided by gold ounces produced	6,740	—	6,740	—
Total Cash Cost, Before By-product Credits, per Gold Ounce	$1,157.86	$—	$1,157.86	$—
By-product credits per silver ounce	$(5.49)	$—	$(5.49)	$—
Total Cash Cost, Net of By-product Credits, per Gold Ounce	$1,152.37	$—	$1,152.37	$—
Reconciliation to GAAP:
Total Cash Cost, Net of By-product Credits	$7,767	$—	$7,767	$—
Depreciation, depletion and amortization	3,324	—	3,324	—
Treatment costs	(9)	—	(9)	—
By-product credits	37	—	37	—
Change in product inventory	414	—	414	—
Reclamation and other costs	21	—	21	—
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$11,554	$—	$11,554	$—

	Total, All Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reconciliation to GAAP:
Total Cash Cost, Net of By-product Credits	$20,220	$1,410	$33,566	$4,386
Depreciation, depletion and amortization	20,212	9,879	34,219	19,540
Treatment costs	(18,981)	(16,164)	(37,578)	(33,859)
By-product credits	49,361	45,352	95,938	91,705
Change in product inventory	8,850	2,101	4,246	3,906
Reclamation and other costs	557	473	660	324
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$80,219	$43,051	$131,051	$86,002

(1)

Includes all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mining production taxes.

(2)

Production was temporarily suspended at the Lucky Friday unit during 2012 as work was performed to rehabilitate the Silver Shaft, the primary access from surface to the underground workings at the Lucky Friday mine. See the Lucky Friday Segment section above for further discussion of the Silver Shaft work and temporary suspension of operations. Care and maintenance income and costs incurred at the Lucky Friday mine related to the suspension of production are included in a separate line item under Other operating expenses on the Condensed Consolidated Statement of Operations and Comprehensive Income (Unaudited), and have been excluded from the calculation of Total Cash Cost, Before By-product Credits for the three- and six-month periods ended June 30, 2013 and 2012.

(3)

On June 1, 2013, we completed the acquisition of Aurizon Mines Ltd., which gave us 100% ownership of the Casa Berardi mine in Quebec, Canada. The information presented reflects our ownership of Casa Berardi commencing as of that date. See Note 13 of Notes to Condensed Consolidated Financials Statements (Unaudited) for more information. The primary metal produced at Casa Berardi is gold, with a by-product credit for the value of silver production.

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	June 30, 2013	December 31, 2012
Cash and cash equivalents held in U.S. dollars	$296.4	$190.8
Cash and cash equivalents held in foreign currency	1.1	0.2
Marketable equity securities - non-current	8.8	9.6
Total cash, cash equivalents and investments	$306.3	$200.6

Cash and cash equivalents increased by $105.4 million in the first six months of 2013, as discussed below, while the value of non-current marketable equity securities decreased by $0.8 million as a result of unrecognized losses on equity investments, partially offset by the purchase of investments for approximately $5.7 million and securities obtained in the acquisition of Aurizon having a value of approximately $0.3 million.

As further discussed in Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited), on June 1, 2013, we completed the acquisition of Aurizon Mines Ltd. for total consideration of US$714.5 million (CAD$740.8 million), comprised of cash paid by Hecla of US$496.2 million (CAD$514.5 million) and issuance of 56,997,790 shares of Hecla common stock valued at US$218.3 million (CAD$226.3). Aurizon's cash and cash equivalents balances at the close of the acquisition totaling approximately US$177.6 million were transferred to us as part of the acquisition. We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or financing. There can be no assurances that such financing will be available to us.

On April 12, 2013, we completed an offering of senior notes for total principal of US$500 million, as discussed in Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited). The net proceeds from the offering of the notes of $490 million were used to partially fund the acquisition of Aurizon and for general corporate purposes, including expenses related to the Aurizon acquisition. The notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for.  Interest on the notes is payable on May 1 and November 1 of each year, commencing November 1, 2013.

In 2011, we settled Hecla Limited's Coeur d'Alene Basin environmental litigation and related claims pursuant to a Consent Decree entered by the Court on September 8, 2011.  Payments of approximately $168 million and $25 million (and related interest) were made in October 2011 and 2012, respectively, pursuant to the terms of the Consent Decree. As of June 30, 2013, Hecla Limited remains obligated under the Consent Decree to make the following payments (plus interest): (i) $15 million in cash by October 8, 2013, and (ii) approximately $55.4 million by August 2014, as quarterly payments of the proceeds from the exercise of any outstanding Series 1 and Series 3 warrants during the quarter, with the remaining balance, if any, due in August 2014.

The #4 Shaft project, which is discussed further in the Lucky Friday Segment section above, is expected to involve capital expenditures of approximately $200 million, including approximately $109 million that has been spent on the project as of June 30, 2013.

Pursuant to our common stock dividend policy described in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), our Board of Directors declared and paid common dividends totaling $17.1 million in 2012 and $4.3 million in the first half of 2013. On August 6, 2013, our Board of Directors declared a common stock dividend totaling $0.9 million payable in September 2013. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors, and there can be no assurance that we will continue to declare and pay dividends on our common stock in the future.

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of June 30, 2013, 400,300 shares have been repurchased under the program, at an average price of $5.56 per share, leaving 19.6 million shares that may yet be purchased under the program as of June 30, 2013. The closing price of our common stock at August 6, 2013, was $2.95 per share.

As discussed in The Greens Creek Segment section above, we anticipate that in 2013 we will complete development of a revised plan for reclamation and closure of the Greens Creek mine at the end of its life. Although revision of the plan has not been completed, preliminary work has led us to believe that it will result in a significant increase in estimated closure costs, which will require us to provide increased bond coverage. In the fourth quarter of 2012, we updated our asset retirement obligation at Greens Creek to reflect a preliminary revised reclamation and closure plan having estimated undiscounted costs of approximately $73.9 million. As part of the revised closure plan, we will be required to increase our current $30 million reclamation bond for Greens Creek. Although we do not know the amount of such increase, it likely will be a material amount, and there can be no assurance that this bonding capacity will be available to us at that time.

As a result of our current cash balances, including cash obtained in the acquisition of Aurizon, the performance of our current operations, current metals prices, and full availability of our $100 million revolving credit agreement, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing if needed will be adequate to meet our obligations during the next 12 months. These obligations include, but are not limited to: debt service obligations related to the senior notes issued in April 2013, the required environmental settlement payments previously discussed, capital outlays for the #4 Shaft project and other capital expenditures, including with respect to projects obtained in the acquisition of Aurizon, potential repurchases of our common stock under the program described above, and payment of potential common stock dividends, if declared by our Board of Directors.  We currently estimate that a total of approximately $178 million will be spent on capital expenditures for equipment, infrastructure, and development at our Lucky Friday, Greens Creek, and Casa Berardi units in 2013.  We also estimate that exploration and pre-development expenditures will total approximately $38 million in 2013. However, capital, exploration, and pre-development expenditures may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate costs, sources of liquidity available to us, our ability to successfully integrate operations acquired from Aurizon, and other factors. However, a sustained downturn in metals prices or significant increase in operational or capital costs, other uses of cash, or other factors beyond our control could impact our plans

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash provided by operating activities (in millions)	$10.3	$31.2

Cash provided by operating activities in the first half of 2013 decreased by $21.0 million compared to the same period in 2012 primarily due to lower income, as adjusted for non-cash items. The lower income is primarily attributable to lower precious metals prices, costs related to the acquisition of Aurizon, and interest expense related to the senior notes issued in April 2013. Working capital and other operating asset and liability changes resulted in a net cash flow increase of $9.2 million in the first six months of 2013 compared to a net decrease in cash flows of $25.6 million in the 2012 period.   The $34.8 million variance in working capital changes is mainly attributed to lower accounts receivable due to the timing of concentrate shipments at Greens Creek.

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash used in investing activities (in millions)	$(385.2)	$(51.4)

During the first half of 2013, we recognized a cash outflow for the acquisition of Aurizon, net of cash acquired, of $321.5 million, as discussed above. We also invested $60.3 million in capital expenditures, not including $6.7 million in non-cash capital lease additions, an increase of $8.8 million compared to the same period in 2012, due primarily to the addition of the Casa Berardi unit, where we incurred capital expenditures of approximately $6.0 million in the month of June 2013. During the first half of 2012, we purchased marketable securities having a cost basis of $5.7 million, and sold investments having a cost of $1.6 million for proceeds of $1.8 million.

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash provided by (used in) financing activities (in millions)	$480.3	$(13.0)

We received proceeds from the issuance of the senior notes in April 2013, net of initial purchaser discount, of $490.0 million, and incurred fees of $1.5 million related to the issuance of the notes. During the first six months of 2013 and 2012, we paid cash dividends on our common stock totaling $4.3 million and $10.0 million, respectively, and cash dividends of $0.3 million on our Series B Preferred Stock. We made repayments on our capital leases of $3.4 million and $2.5 million in the six month periods ended June 30, 2013 and 2012, respectively.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our litigation settlement, outstanding purchase orders, certain capital expenditures, our credit facility and lease arrangements as of June 30, 2013 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligation (1)	$32,426	—	—	$—	$32,426
Commitment fees (2)	975	1,300	—	—	2,275
Contractual obligations (3)	15,731	2,974	744	—	19,449
Capital lease commitments (4)	6,970	12,596	2,065	—	21,631
Operating lease commitments (5)	3,460	3,710	2,270	3,372	12,812
Coeur d'Alene Basin litigation settlement (6)	15,000	55,400	—	—	70,400
Surety maintenance fees (6)	329	39	—	—	368
Defined benefit pension plans (7)	316	—	—	—	316
Supplemental executive retirement plan (7)	321	651	682	2,437	4,091
Senior notes (8)	34,375	68,750	68,750	597,396	769,271
Casa Berardi reclamation deposit (9)	2,757	—	—	—	2,757
Total contractual cash obligations	$112,660	$145,420	$74,511	$603,205	$935,796

(1)

Consists of open purchase orders of approximately $26.4 million and the Casa Berardi unit, $6.9 million at the Greens Creek unit, $0.5 million at the Lucky Friday unit.  Included in these amounts are approximately $18.9 million, $6.4 million, and $0.2 million related to various capital projects at the Casa Berardi, Greens Creek, and Lucky Friday units, respectively.

(2)

In October 2009, we entered into a $60 million revolving credit agreement, which was amended several times to increase the amount available under the credit agreement to $100 million as of June 30, 2013. We are required to pay a standby fee, dependent on our leverage ratio, of between 0.825% and 1.05% per annum on undrawn amounts under the revolving credit agreement. There was no amount drawn under the revolving credit agreement as of June 30, 2013, and the amounts above assume no amounts will be drawn during the agreement’s term.  For more information on our credit facility, see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)

As of June 30, 2013, we were committed to approximately $2.8 million and $10.2 million for various capital projects at the Greens Creek and Lucky Friday, and approximately $6.4 million for various non-capital items at our operating units.

(4)

Includes scheduled capital lease payments of $17.7 million and $3.8 million (including interest), respectively, for equipment at our Greens Creek and Lucky Friday units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

(6)

On September 8, 2011, a Consent Decree settling the Coeur d'Alene Basin environmental litigation and related claims was entered by the U.S. District Court in Idaho. As of June 30, 2013, our remaining obligations under the terms of the settlement include payment of (i) $15 million in cash by October 8, 2013, and (ii) approximately $55.4 million by August 2014, as quarterly payments of the proceeds from the exercise of any outstanding Series 1 and Series 3 warrants during the quarter, with the remaining balance, if any, due in August 2014. These payments are secured by a third party surety for which Hecla Limited pays an annual maintenance fee of 0.556% of the remaining obligation balance.

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

(8)

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our senior notes due May 1, 2021 (the "Notes"). See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for.  Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013.

(9)	We are required to provide deposits of approximately CAD$2.9 million to the Quebec provincial government in 2014 for funding of future reclamation at the Casa Berardi mine.

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At June 30, 2013, our liabilities for these matters totaled $125.3 million, including $70.4 million for the net present value of Hecla Limited's liability relating to the Coeur d'Alene River Basin in North Idaho.   On September 8, 2011 a Consent Decree settling the Coeur d'Alene Basin environmental litigation and related claims was entered by the U.S. District Court in Idaho.  See the Financial Liquidity and Capital Resources section above for more information on the financial terms of the settlement.  Future expenditures related to closure, reclamation and environmental expenditures at our other sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. See The Greens Creek Segment above for more information regarding our closure and reclamation obligations. For additional information relating to our environmental obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At June 30, 2013, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under Item 1A. — Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2012, as updated in Part II, Item 1A. — Risk Factors in our quarterly report on Form 10-Q for the period ended March 31, 2013, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in Exchange-Traded Funds, industrial demand, and consumer demand. Gold demand arises primarily from investment and consumer demand.  Investment demand for silver and gold has been relatively strong over the past three years and is influenced by various factors, including:  the value of the U.S. Dollar and other currencies, expanding U.S. budget deficits, widening availability of exchange-traded commodity funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertainty towards a global economic recovery could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  Consumer demand is driven significantly by demand for jewelry and similar retail products. We believe that global economic conditions are improving, though slowly and unevenly, and that industrial and economic trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer demand growth for silver and gold and industrial demand growth for silver.  However, there can be no assurance whether these trends will continue or to how they will impact prices of the metals we produce. In the past, we have recorded impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

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

Obligations for Environmental, Reclamation and Closure Matters

The most significant liability on our balance sheet is for accrued reclamation and closure costs. In the past we have conducted considerable remediation work at sites in the United States for which remediation requirements were not yet fully determined, nor had they been agreed to by us and various regulatory agencies with oversight over the properties. We have estimated our liabilities under appropriate accounting guidance, and on at least an annual basis – more frequently if warranted – management reviews our liabilities with our Audit Committee. However, the range of liability proposed by the plaintiffs in environmental proceedings in the past have considerably exceeded the liabilities we had recognized (and may do so in the future). While the recent settlement of the Coeur d'Alene Basin litigation has resolved and fixed our largest and most significant environmental risk, other risks remain unresolved. If substantial damages were awarded, claims were settled, or remediation costs incurred in excess of our accruals, our financial results or condition could be materially adversely affected.

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

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.  The valuation of assets acquired and liabilities assumed requires management to make significant estimates and assumptions, especially with respect to long-lived assets, including estimates of future metals prices and mineral reserves, as discussed above.  In some cases, we use third-party appraisers to determine the fair values and lives of property and other identifiable assets.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at June 30, 2013, which are sensitive to changes in interest rates, commodity prices, and foreign exchange rates and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Item 1A. – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2012, as updated in Part II, Item 1A. — Risk Factors in our quarterly report on Form 10-Q for the period ended March 31, 2013, and in this Form 10-Q for the period ended June 30, 2013).

Commodity-Price Risk Management

At times, we may use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals that we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to price fluctuations. These instruments do, however, expose us to (i) credit risk in the event of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered by contract positions.

We use financially-settled forward contracts to sell lead and zinc at fixed prices for settlement at approximately the same time that our unsettled concentrate sales contracts will settle.  The settlement of each concentrate lot is based on the average spot price of the metal during the month of settlement, which may differ from the prices used to record the sale when the sale takes place.  The objective of the contracts is to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  We recognized a $2.8 million net gain on the contracts during the first half of 2013, which is included in sales of products.  The net gains recognized on the contracts offset price adjustments on our provisional concentrate sales related to changes to lead and zinc prices between the time of sale and final settlement.

 We also use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  We recognized a $28.1 million net gain on the contracts, which includes $7.2 million in gains realized on settled contracts during the first half of 2013. The net gains on these contracts are included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.  The gains recognized during the first half of 2013 are the result of decreasing lead and zinc prices through the end of the period.  This program is designed and intended to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following table summarizes the quantities of base metals committed under forward sales contracts at June 30, 2013:

	Pounds under contract (in thousands)		Average price per pound
	Zinc	Lead	Zinc	Lead
Contracts on provisional sales
2013 settlements	19,786	9,314	$0.85	$0.92

Contracts on forecasted sales
2013 settlements	15,046	14,936	$0.96	$1.05
2014 settlements	60,516	47,619	$0.99	$1.05
2015 settlements	26,896	39,628	$0.98	$1.07

Provisional Sales

Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfers to the smelter (generally at the time of shipment) at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the smelter and the final settlement with the smelter we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the smelter.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us of our annual report filed on Form 10-K for the year ended December 31, 2012 for more information).  At June 30, 2013 metals contained in concentrates and exposed to future price changes totaled approximately 1.5 million ounces of silver, 7,368 ounces of gold, 10,865 tons of zinc, and 4,513 tons of lead.  If the price for each metal were to change by one percent, the change in the total value of the concentrates sold would be approximately $0.6 million.  However, as discussed in Commodity-Price Risk Management above, we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our zinc and lead sales.

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchanges of the currencies involved, particularly between the U.S. dollar and Canadian dollar. On June 1, 2013, we completed the acquisition of Aurizon Mines Ltd., which gave us ownership of the Casa Berardi mine and various mineral interests in Quebec, Canada. See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. We have determined that the functional currency for our Canadian operations is the U.S. dollar. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from Canadian dollars to U.S. dollars are recorded to earnings each period. For the six-month period ended June 30, 2013, we recognized net foreign exchanges losses of $2.3 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. We currently do not utilize forward contracts or other contracts to management our exposure to foreign currency fluctuations, but we may do so in the future. See Part II, Item 1A. Risk Factors - Our foreign activities are subject to additional inherent risks, below.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of June 30, 2013, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as set forth in the next paragraph.

On June 1, 2013, we completed the acquisition of Aurizon Mines Ltd.. We have commenced the process of assessing the effectiveness of our internal controls over financial reporting for the newly-acquired Aurizon operations, using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). We plan to include the newly-acquired operations in our assessment of internal controls as of December 31, 2013.

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

Item 1A.    Risk Factors

Item 1A – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2012, as updated in Part II, Item 1A. — Risk Factors in our quarterly report on Form 10-Q for the period ended March 31, 2013, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results. One of those risk factors have been updated in this Form 10-Q as set forth below.

On June 1, 2013, we completed the acquisition of all of the issued and outstanding common shares of Aurizon Mines Ltd. ("Aurizon"), giving us 100% ownership of the producing Casa Berardi mine, along with interests in various other properties, in Quebec, Canada.  See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The acquisition of Aurizon has increased our exposure to risks associated with exchange fluctuations between the U.S. dollar and Canadian dollar. The information in Item 1A - Risk Factors of our annual report filed on Form 10-K ffor the year ended December 31, 2012, as updated in Part II, Item 1A. — Risk Factors in our quarterly report on Form 10-Q for the period ended March 31, 2013, has been updated below to reflect risk associated with the exchange fluctuations between the U.S. dollar and the Canadian dollar as a result of the acquisition of Aurizon.

Our foreign activities are subject to additional inherent risks.

On June 1, 2013, we completed the acquisition of Aurizon Mines Ltd., giving us 100% ownership of the producing Casa Berardi mine, along with interests in various other properties, in Quebec, Canada.  See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.  In addition, we currently conduct exploration and pre-development projects in Mexico and continue to own assets, including real estate and mineral interests there. We anticipate that we will continue to conduct operations in Canada, Mexico, and possibly other international locations in the future. Because we conduct operations internationally, we are subject to political and economic risks such as:

•	the effects of local political, labor and economic developments and unrest;

•	significant or abrupt changes in the applicable regulatory or legal climate;

•	exchange controls and export restrictions;

•	expropriation or nationalization of assets with inadequate compensation;

•	currency fluctuations, particularly in the exchange rate between the Canadian dollar and U.S. dollar;

•	repatriation restrictions;

•	invalidation an unavailability of governmental orders, permits or agreements;

•	property ownership disputes;

•	renegotiation or nullification of existing concessions, licenses, permits and contracts;

•	criminal activity, corruption, demands for improper payments, expropriation, and uncertain legal enforcement and physical security;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations;

•	fuel or other commodity shortages;

•	illegal mining;

•	laws or policies of foreign countries and the United States affecting trade, investment and taxation;

•	civil disturbances, war and terrorist actions; and

•	seizures of assets.

Consequently, our exploration, development and production activities outside of the United States may be substantially affected by factors beyond our control, any of which could materially adversely affect our financial condition or results of operations. Fluctuations in exchange rates may impact our earnings, the value of assets held abroad and our operating and capital costs in foreign jurisdictions.

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

HECLA MINING COMPANY
(Registrant)

Date:	August 8, 2013	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	August 8, 2013	By:	/s/ James A. Sabala
James A. Sabala, Senior Vice President and
Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – June 30, 2013

Index to Exhibits

2.1

Arrangement Agreement dated as of March 3, 2013, by and among Hecla Mining Company, its wholly owned subsidiary, 0963708 B.C. LTD., and Aurizon Mines Ltd. filed as exhibit 2.1 to our Current Report on Form 8-K filed on March 4, 2013 (File No. 1-8491), and incorporated herein by reference.

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

10.1(b)

Ninth Amendment to the Second Amended and restated Credit Agreement entered into on April 1, 2013, by and among Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrowers, and Hecla Mining Company, as Parent, and The Bank of Nova Scotia and ING Capital LLC, as Lenders. Filed as exhibit 10.1 to Registrant's Current Report on Form 8-K filed on April 2, 2013 (File No. 1-8491), and incorporated herein by reference.

10.1(c)

Tenth Amendment to the Second Amended and Restated Credit Agreement entered into on June 28, 2013, by and among Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrowers, and Hecla Mining Company, as Parent, and The Bank of Nova Scotia and ING Capital LLC, as Lenders. *

10.2

Indenture, dated April 12, 2013, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors, and The Bank of New York Melon Trust Company, N.A., as Trustee. Filed as exhibit 10.1 to Registrant's Current Report on Form 8-K filed on April 15, 2013 (File No. 1-8491), and incorporated herein by reference.

10.3

Escrow Agreement, dated April 12, 2013, among Hecla Mining Company, certain subsidiaries of Hecla Mining Company, as Guarantors, The Bank of New York Mellon Trust Company, N.A., as Escrow Agent and Securities Intermediary, and The Bank of New York Mellon Trust Company, N.A., as Trustee under the Indenture. Filed as exhibit 10.2 to Registrant's Current Report on Form 8-K filed on April 15, 2013 (File No. 1-8491), and incorporated herein by reference.

10.4

Registration Rights Agreement, dated April 12, 2013, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Scotia Capital (USA) Inc., Representatives of the Initial Purchasers. Filed as exhibit 10.3 to Registrant's Current Report on Form 8-K filed on April 15, 2013 (File No. 1-8491), and incorporated herein by reference.

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