Form 10-Q
period 2013-09-30
HECLA MINING CO/DE/
filed 2013-11-05
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         .    No XX.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding November 1, 2013
Common stock, par value $0.25 per share	342,638,381

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended September 30, 2013

INDEX*

*Items 2, 3 and 5 of Part II are omitted as they are not applicable.

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$237,836	$190,984
Accounts receivable:
Trade	34,481	17,555
Other, net	17,263	7,466
Inventories:
Concentrates, doré, and stockpiled ore	23,425	15,073
Materials and supplies	20,214	13,564
Current deferred income taxes	36,141	29,398
Other current assets	20,526	8,858
Total current assets	389,886	282,898
Non-current investments	8,364	9,614
Non-current restricted cash and investments	5,378	871
Properties, plants, equipment and mineral interests, net	1,776,554	996,659
Non-current deferred income taxes	75,950	86,365
Other non-current assets and deferred charges	12,880	1,883
Total assets	$2,269,012	$1,378,290
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$56,592	$43,162
Accrued payroll and related benefits	18,128	10,760
Accrued taxes	3,729	12,321
Current portion of capital leases	7,398	5,564
Current portion of accrued reclamation and closure costs	74,481	19,845
Other current liabilities	17,576	3,335
Total current liabilities	177,904	94,987
Capital leases	12,603	11,935
Accrued reclamation and closure costs	49,862	93,370
Long-term debt	490,417	—
Non-current deferred tax liability	171,260	—
Other noncurrent liabilities	39,180	40,047
Total liabilities	941,226	240,339
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, authorized 500,000,000 shares; issued and outstanding 2013 — 342,638,214 shares and 2012 — 285,209,848 shares	85,890	71,499
Capital surplus	1,425,581	1,218,283
Accumulated deficit	(151,079)	(123,288)
Accumulated other comprehensive loss	(27,565)	(23,918)
Less treasury stock, at cost; 2013 — 921,721 and 2012 — 788,288 shares issued and held in treasury	(5,080)	(4,664)
Total shareholders’ equity	1,327,786	1,137,951
Total liabilities and shareholders’ equity	$2,269,012	$1,378,290

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Sales of products	$106,629	$81,871	$268,409	$240,043
Cost of sales and other direct production costs	66,937	32,961	163,770	99,423
Depreciation, depletion and amortization	19,006	11,601	53,224	31,141
	85,943	44,562	216,994	130,564
Gross profit	20,686	37,309	51,415	109,479
Other operating expenses:
General and administrative	7,720	5,695	22,141	15,723
Exploration	5,797	11,722	18,511	24,479
Pre-development	3,444	5,409	12,747	12,246
Other operating expense	342	736	1,571	3,285
Provision (credit) for closed operations and reclamation	933	(1,093)	4,572	3,320
Lucky Friday suspension-related (income) expense	(59)	6,114	(1,401)	18,745
Aurizon acquisition costs	768	—	26,368	—
	18,945	28,583	84,509	77,798
Income (loss) from operations	1,741	8,726	(33,094)	31,681
Other income (expense):
Gain (loss) on derivative contracts	(4,564)	(9,053)	23,516	(8,113)
Gains on sale of investments	—	—	197	—
Interest and other income (loss)	(829)	47	(257)	228
Interest expense, net of amount capitalized	(7,348)	(591)	(14,506)	(1,563)
	(12,741)	(9,597)	8,950	(9,448)
Income (loss) before income taxes	(11,000)	(871)	(24,144)	22,233
Income tax benefit (provision)	2,542	(14)	1,922	(8,022)
Net income (loss)	(8,458)	(885)	(22,222)	14,211
Preferred stock dividends	(138)	(138)	(414)	(414)
Income (loss) applicable to common shareholders	$(8,596)	$(1,023)	$(22,636)	$13,797
Comprehensive income:
Net income (loss)	$(8,458)	$(885)	$(22,222)	$14,211
Reclassification of net gain on sale of marketable securities included in net income	—	—	(197)	—
Defined benefit pension plan costs	3,366	—	3,366	—
Unrealized holding gains (losses) on investments	(877)	3,085	(5,455)	2,280
Comprehensive income (loss)	$(5,969)	$2,200	$(24,508)	$16,491
Basic income (loss) per common share after preferred dividends	$(0.03)	$—	$(0.07)	$0.05
Diluted income (loss) per common share after preferred dividends	$(0.03)	$—	$(0.07)	$0.05
Weighted average number of common shares outstanding - basic	342,638	285,492	310,601	285,400
Weighted average number of common shares outstanding - diluted	342,638	285,492	310,601	296,739
Cash dividends declared per common share	$0.0025	$0.0025	$0.0075	$0.0375

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Operating activities:
Net income (loss)	$(22,222)	$14,211
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	55,279	36,042
Gain on sale of investments	(195)	—
Unrealized gain on investments	(327)	—
(Gain) loss on disposition of properties, plants, equipment, and mineral interests	(125)	359
Provision for reclamation and closure costs	1,701	3,937
Stock compensation	3,253	2,296
Deferred income taxes	(1,304)	(2,023)
Amortization of loan origination fees	905	324
(Gain) loss on derivative contracts	(15,589)	24,748
Reversal of purchase price allocation to product inventory	550	—
Other non-cash items, net	(819)	901
Change in assets and liabilities:
Accounts receivable	(14,711)	(9,508)
Inventories	(1,923)	1,025
Other current and non-current assets	(793)	(417)
Accounts payable and accrued liabilities	8,574	4,561
Accrued payroll and related benefits	(281)	(2,754)
Accrued taxes	(10,458)	(611)
Accrued reclamation and closure costs and other non-current liabilities	3,565	(6,603)
Cash provided by operating activities	5,080	66,488
Investing activities:
Additions to properties, plants, equipment and mineral interests	(112,806)	(81,318)
Acquisition of Aurizon, net of cash acquired	(321,117)	—
Proceeds from sale of investments	1,772	—
Proceeds from disposition of properties, plants and equipment	126	744
Purchases of investments	(5,738)	(3,261)
Changes in restricted cash and investment balances	(36)	—
Net cash used in investing activities	(437,799)	(83,835)
Financing activities:
Acquisition of treasury shares	(286)	(497)
Dividends paid to common shareholders	(5,134)	(10,700)
Dividends paid to preferred shareholders	(414)	(414)
Debt issuance and loan origination fees	(1,244)	(750)
Borrowings on debt	490,000	—
Repayments of capital leases	(5,171)	(4,561)
Net cash provided by (used in) financing activities	477,751	(16,922)
Effect of exchange rates on cash	1,820	—
Net increase (decrease) in cash and cash equivalents	46,852	(34,269)
Cash and cash equivalents at beginning of period	190,984	266,463
Cash and cash equivalents at end of period	$237,836	$232,194
Significant non-cash investing and financing activities:
Addition of capital lease obligations	$7,674	$9,108
Accounts payable change relating to capital additions	$(8,101)	$(2,905)
Stock issued for the acquisition of Aurizon	$218,302	$—

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

On June 1, 2013, we completed the acquisition of Aurizon Mines Ltd. ("Aurizon"), as further discussed in Note 13. The condensed consolidated financial statements included herein reflect our results of operations for the third quarter and first nine months of 2013, including those of Aurizon since the June 1, 2013 acquisition date. We have determined that the functional currency for our Canadian operations acquired from Aurizon is the U.S. dollar.

Note 2.    Investments and Restricted Cash

Investments

At September 30, 2013 and December 31, 2012, the fair value of our non-current investments was $8.4 million and $9.6 million, respectively.  Our non-current investments consist of marketable equity securities, which are carried at fair value as they are classified as “available-for-sale.” The cost basis of our non-current investments was approximately $13.0 million and $8.1 million at September 30, 2013 and December 31, 2012, respectively. In the first nine months of 2013, we acquired securities having a cost basis of $5.7 million, and obtained additional securities through the acquisition of Aurizon having a value of $0.3 million at the time of acquisition, which represents our cost basis (see Note 13). Since the acquisition, we have obtained additional shares of Typhoon Exploration Inc. ("Typhoon") having a cost basis of $0.5 million pursuant to an agreement between Aurizon and Typhoon. In addition, in the first nine months of 2013, we sold investments having a cost basis of $1.6 million for proceeds of $1.8 million.

At September 30, 2013, total unrealized loss positions of $4.6 million, net of unrealized gains of $55 thousand, for our non-current investments were included in accumulated other comprehensive loss.

Our non-current investments balance as of September 30, 2013 includes our ownership of approximately 29.4% of the outstanding common shares of Typhoon having a cost basis of $0.8 million and fair value of $1.1 million. We elected to apply the fair value option accounting method to the investment upon it meeting the criteria for equity method accounting during the second quarter of 2013. We evaluate the accounting treatment of our individual investments based on whether we believe our ownership percentage and other factors indicate that we have the ability to exercise significant influence in the financial and/or operational decisions of the investee. As of September 30, 2013, we have determined that no other investments held by us qualify for equity method accounting.

Restricted Cash and Investments

Various laws, permits, and covenants require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities.  These restricted investments are used primarily for reclamation funding or for funding surety bonds, and were $5.4 million and $0.9 million at September 30, 2013 and December 31, 2012, respectively. The increase during the first nine months of 2013 is due to restricted reclamation deposits obtained in the acquisition of Aurizon (see Note 13 for more information). Restricted investments primarily represent investments in money market funds and certificates of deposit.

Note 3.   Income Taxes

Major components of our income tax provision (benefit) for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Current:
Federal	$(5,488)	$5,102	$(1,496)	$8,630
State	(153)	425	20	978
Foreign	114	114	344	344
Total current income tax provision (benefit)	(5,527)	5,641	(1,132)	9,952

Deferred:
Deferred income tax provision (benefit)	2,985	(5,627)	(790)	(1,930)
Total income tax provision (benefit)	$(2,542)	$14	$(1,922)	$8,022

With the acquisition of Aurizon, we added a wholly owned Canadian subsidiary. For Canadian tax purposes, the transaction was treated as an acquisition of Aurizon stock, resulting in carryover tax bases of acquired corporate assets. As a result, a net deferred tax liability was recorded for the tax impact of the excess fair market value of assets for GAAP reporting over the Canadian tax bases of those assets. We recorded an initial deferred tax liability of $177.2 million.

As of September 30, 2013 we have a net deferred tax asset in the U.S. of $112.1 million and a net deferred tax liability in Canada of $172.8 million for a consolidated worldwide net deferred tax liability of $60.7 million. Our ability to utilize our deferred tax assets depends on future taxable income generated from operations. For the nine months ended September 30, 2013, there were no circumstances that caused us to change our assessment of the ability to generate future taxable income to realize our deferred tax assets.   It is possible that the valuation allowance on our deferred tax assets will change in the future as a result of the analysis of our long-range forecasts, with a resulting tax provision or benefit.

The current income tax provisions and benefits for the nine months ended September 30, 2013 and 2012 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income primarily due to the effects of U.S. percentage depletion deductions, non-deductible expenses, and non-recognizable losses related to foreign operations during the nine months ended September 30, 2013.

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

Rio Grande Silver Guaranty

Our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), is party to a joint venture with Emerald Mining & Leasing, LLC (“EML”) and certain other parties with respect to a land package in the Creede Mining District of Colorado that is adjacent to other land held by Rio. Rio holds a 70% interest in the joint venture. In connection with the joint venture, we are required to guarantee certain environmental remediation-related obligations of EML to a third party up to a maximum liability to us of $2.5 million. As of September 30, 2013, we have not been required to make any payments pursuant to the guaranty. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to the third party. However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties, have jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guaranty as of September 30, 2013.

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

The EPA referred the two alleged 2012 permit exceedances, along with the alleged violations in the 2010 NOV and some additional alleged unpermitted discharges from 2010 that were not included in the 2010 NOV, to the U.S. Department of Justice to possibly file a civil complaint by the United States against Hecla Limited. In addition, it is possible that the United States may include the 2012 storm water incidents in any complaint. There is the potential for larger civil penalties in the context of a United States complaint than in an administrative action by the EPA such as the 2009 CAFO.

Hecla Limited strives to maintain its water discharges and water management in general at the Lucky Friday unit in full compliance with its permits and applicable laws, however we cannot provide assurances that it will be able to fully comply with the permit limits and other regulatory requirements regarding water management in the future.

We believe that it is reasonably possible that Hecla Limited faces some liability for the above water issues; however, we cannot with reasonable certainty estimate the amount of any such liability and therefore have not recorded any liability for this matter.

Johnny M Mine Area near San Mateo, McKinley County, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under CERCLA for environmental remediation and past costs the EPA has incurred at the site. Mining at the Johnny M was conducted for a limited period of time by a predecessor of our subsidiary, Hecla Limited. In August 2012, Hecla Limited and the EPA entered into a Settlement Agreement and Administrative Order on Consent for Removal Action (“Consent Decree”), pursuant to which Hecla Limited agreed to pay (i) $1.1 million to the EPA for its past response costs at the site and (ii) any future response costs at the site, in exchange for a covenant not to sue by the EPA. The Consent Decree also describes additional work at the site to be conducted by Hecla Limited. Hecla Limited paid the $1.1 million to the EPA for its past response costs in the fourth quarter of 2012, and our consolidated financial statements as of September 30, 2013 include an accrual balance by Hecla Limited of $0.3 million for investigation and planning costs. Hecla Limited cannot reasonably estimate the amount of any additional liability it may face at the site until, at a minimum, the amount and type of remediation required have been determined.

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

 As of April 2013, the United States has alleged estimated total costs associated with the site of $200 million, including both past and future response costs. Hecla Limited did not acquire CoCa until 1991, well after CoCa discontinued its involvement with the Gilt Edge site. In addition, CoCa is and always has been a separate corporate entity from Hecla Limited. Therefore, we believe that Hecla Limited is not liable for any cleanup at the Gilt Edge site. We believe that it is reasonably possible that CoCa faces some liability for the site; however, we cannot with reasonable certainty estimate the ultimate amount of any such liability. Furthermore, in the event CoCa incurs a liability at this site, it has limited assets with which to satisfy any such liability. Because of CoCa's limited assets, we believe that it is possible that the United States will seek to recover some of the alleged $200 million in costs associated with the site from Hecla Limited, as the parent corporation of CoCa. We believe Hecla Limited would have strong defenses to such a claim and would vigorously defend against any such claims. Settlement negotiations with the United States commenced in 2010 and are ongoing, but there can be no assurance such negotiations will be successful, or that Hecla Limited will not incur a material liability with respect to this site.

Nelson Tunnel/Commodore Waste Rock Pile Superfund Site

In August 2009, the EPA made a formal request to CoCa for information regarding the Nelson Tunnel/Commodore Waste Rock Pile Superfund Site in Creede, Colorado. A timely response was provided and the EPA later arranged to copy additional documents. CoCa was involved in exploration and mining activities in Creede during the 1970s and the 1980s. In September 2013, the EPA made a formal claim against CoCa for past response costs under CERCLA as an owner/operator of the site, and against Hecla Limited as a corporate successor to CoCa. The EPA is seeking a total of approximately $5 million for past response costs, plus an undetermined amount of interest from CoCa, Hecla Limited, and other potentially responsible parties. The EPA stated that it is continuing its remedial investigation/feasibility study at the site, and once that is complete, it will begin remedial design and remedial action for the site. Presumably, the EPA will also seek reimbursement of at least some of those costs from viable potentially responsible parties. Hecla Limited did not acquire CoCa until 1991, well after CoCa discontinued its historical activities in the vicinity of the site. In addition, CoCa is and always has been a separate corporate entity from Hecla Limited. Therefore, we believe that Hecla Limited is not liable for any cleanup, has strong defenses, and we will vigorously defend against the claim. If CoCa is ultimately found to be liable, it has limited assets with which to satisfy any such liability. We cannot with reasonable certainty estimate the ultimate liability, if any, relating to this matter, and therefore we have not recorded a liability relating to the site as of September 30, 2013.

Senior Notes

On April 12, 2013, we completed the issuance of $500 million in senior notes ("Notes"), as further discussed in Note 9. The net proceeds from the offering of the Notes were used to partially fund the acquisition of Aurizon and for general corporate purposes, including expenses related to the Aurizon acquisition (see Note 13 for more information). The Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for.  Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013.

Other Commitments

Our contractual obligations as of September 30, 2013 included approximately $11.5 million for commitments relating to capital items, along with $5.6 million for various non-capital costs. In addition, our open purchase orders at September 30, 2013 included approximately $13.6 million, $5.4 million, and $1.2 million, respectively, for various capital items at the Casa Berardi, Greens Creek, and Lucky Friday units, and approximately $3.8 million, $0.2 million, and $0.7 million, respectively, for various non-capital costs at such units. We also have total commitments of approximately $20.8 million relating to scheduled payments on capital leases, including interest, primarily for equipment at our Greens Creek and Lucky Friday units (see Note 9 for more information). In addition, in 2011, we settled Hecla Limited's Coeur d'Alene Basin environmental litigation and related claims pursuant to a Consent Decree entered by the Court on September 8, 2011.  Hecla Limited remains obligated under the Consent Decree to make payments totaling $55.4 million by August 2014, which would be funded by proceeds from our outstanding warrants, if exercised (see Note 8 for more information). Under the terms of the Consent Decree, the proceeds from the exercise of our outstanding warrants will be paid to the United States and the Coeur d'Alene Indian Tribe within 30 days after the end of the quarter when exercised. If the warrants are not exercised, the company is responsible for its final payment under the Consent Decree.

We had letters of credit for approximately $1.3 million outstanding as of September 30, 2013 for workers' compensation insurance bonding.

Other Contingencies

On February 1, 2012, a purported Hecla stockholder filed a putative class action lawsuit in U.S. District Court for the District of Idaho against Hecla and certain of our officers, one of whom is also a director. The complaint, purportedly brought on behalf of all purchasers of Hecla common stock from October 26, 2010 through and including January 11, 2012, asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and sought, among other things, damages and costs and expenses. Specifically, the complaint alleged that Hecla, under the authority and control of the individual defendants, made certain false and misleading statements and allegedly omitted certain material information related to operational issues at the Lucky Friday mine. The complaint alleged that these actions artificially inflated the market price of Hecla common stock during the class period, thus purportedly harming investors who purchased shares during that time. A second suit was filed on February 14, 2012, alleging virtually identical claims. These complaints were consolidated into a single case, a lead plaintiff and lead counsel were appointed by the Court (Bricklayers of Western Pennsylvania Pension Plan, et al. v. Hecla Mining Company et al., Case No. 12-0042 (D. Idaho)), and a consolidated amended complaint was filed on October 16, 2012. In January 2013, we filed a motion to dismiss the complaint. On September 26, 2013, the Court granted our motion to dismiss, but granted the plaintiffs leave to amend the complaint on or before October 18, 2013. An amended complaint was not filed by the deadline. Therefore, we anticipate the Court will issue in the near future a final judgment dismissing the lawsuit.

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

In March 2012, Hecla Limited received notice of a complaint filed against it by the United Steel Workers, Local 5114, with the Federal Mine Safety and Health Review Commission for compensation for bargaining unit workers at the Lucky Friday mine idled as a result of the temporary suspension of production at the mine. The complaint alleges the bargaining unit workers are entitled to compensation under Section 111 of the Federal Mine Safety and Health Act of 1977 from November 16, 2011 - the date an order was issued by the Mine Safety Health Administration (“MSHA”) to Hecla Limited - until such time as the order is terminated. We submitted a motion for summary decision to the administrative law judge within the Federal Mine Safety and Health Review Commission, which was denied in December 2012. Currently we are awaiting further proceedings. We believe the claim is without merit, and that all wages due under Section 111, which was an immaterial amount, have already been paid. Therefore, we have not recorded a liability relating to the claim as of September 30, 2013. The value of the union's claim is estimated to be in the range of $0 to $10 million.

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

Note 5.    Earnings Per Common Share

We are authorized to issue 500,000,000 shares of common stock, $0.25 par value per share. At September 30, 2013, there were 343,559,935 shares of our common stock issued and 921,721 shares issued and held in treasury, for a net of 342,638,214 shares outstanding.

The following table reconciles weighted average common shares used in the computations of basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2013 and 2012 (thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator
Net income (loss)	$(8,458)	$(885)	$(22,222)	$14,211
Preferred stock dividends	(138)	(138)	(414)	(414)
Net income (loss) applicable to common shares for basic and diluted earnings per share	$(8,596)	$(1,023)	$(22,636)	$13,797

Denominator
Basic weighted average common shares	342,638	285,492	310,601	285,400
Dilutive stock options and restricted stock	—	—	—	11,339
Diluted weighted average common shares	342,638	285,492	310,601	296,739
Basic earnings per common share
Net income applicable to common shares	$(0.03)	$—	$(0.07)	$0.05
Diluted earnings per common share
Net income applicable to common shares	$(0.03)	$—	$(0.07)	$0.05

Diluted income (loss) per share for the three- and nine-month periods ended September 30, 2013 and 2012 excludes the potential effects of outstanding shares of our convertible preferred stock, as their conversion and exercise would have no effect on the calculation of dilutive shares.

For the three-month and nine-month periods ended September 30, 2013 and the three-month period ended September 30, 2012, all outstanding options, restricted share units, and warrants were excluded from the computation of diluted earnings (loss) per share, as our reported net losses for those periods would cause their conversion and exercise to have no effect on the calculation of earnings (loss) per share. Options to purchase 570,005 shares of our common stock were excluded from the computation of diluted earnings per share for the nine-month period ended September 30, 2012, as the exercise price of the options not included in the computations of diluted earnings per share exceeded the average price of our stock during those periods and therefore would not affect the calculation of earnings per share.

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

The following tables present information about reportable segments for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales to unaffiliated customers:
Greens Creek	$64,845	$81,871	$207,576	$239,794
Lucky Friday	14,395	—	23,324	249
Casa Berardi	$27,389	$—	$37,509	$—
	$106,629	$81,871	$268,409	$240,043
Income (loss) from operations:
Greens Creek	$15,310	$34,834	$51,164	$105,529
Lucky Friday	402	(6,147)	(6,210)	(18,588)
Casa Berardi	572	—	(12,784)	—
Other	(14,543)	(19,961)	(65,264)	(55,260)
	$1,741	$8,726	$(33,094)	$31,681

The Lucky Friday segment had no and nominal sales during the three and nine months ended September 30, 2012, respectively, due to the mine being closed for most of the year. At the end of 2011, MSHA began a special impact inspection at the Lucky Friday mine which resulted in an order to remove loose cementitious material from the Silver Shaft. In response, we submitted a plan to MSHA and received approval to remove the material, and this work commenced in the first quarter of 2012. In addition, the plan included removal of unused utilities, construction of a water ring to prevent ice from forming in the winter, the installation of a metal brattice, repair of shaft steel, and installation of a new power cable, all of which should improve the shaft's functionality and possibly improve the shaft's hoisting capacity. When the Silver Shaft work was completed down to the 4900 foot level, work commenced on a haulage way bypassing an area at the 5900 foot level impacted by a rock burst in December 2011. Work on the Silver Shaft and haulage way was completed in early 2013, and we recommenced limited production at the Lucky Friday mine in February 2013. During late September 2013, the mine reached its historical full throughput rate of 900 tons per day, an average rate the mine is expected to maintain for the remainder of the year. For the third quarter and first nine months of 2013, we have realized income of $0.1 million and $1.4 million, respectively, as a result of business interruption insurance proceeds, net of certain suspension-related costs, which is reported in Lucky Friday suspension-related income (expense) on the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited).

The following table presents identifiable assets by reportable segment as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Identifiable assets:
Greens Creek	$752,153	$741,666
Lucky Friday	221,091	226,196
Casa Berardi	864,839	—
Other	430,929	410,428
	$2,269,012	$1,378,290

Note 7.   Employee Benefit Plans

We sponsor two defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,
	2013	2012
Service cost	$569	$993
Interest cost	422	1,017
Expected return on plan assets	(375)	(1,145)
Amortization of prior service cost	(171)	101
Amortization of net (gain) loss	660	706
Net periodic benefit cost	$1,105	$1,672

	Nine Months Ended September 30,
	2013	2012
Service cost	$2,684	$2,980
Interest cost	2,361	3,051
Expected return on plan assets	(2,784)	(3,435)
Amortization of prior service cost	24	301
Amortization of net (gain) loss	2,212	2,119
Net periodic benefit cost	$4,497	$5,016

The decreased service costs in 2013 versus 2012 were driven primarily by the impact of the amendment to one of the plans discussed below, partially offset by higher staffing and compensation levels.

Effective July 1, 2013, we amended the Hecla Mining Company Retirement Plan (the "Hecla plan") to change the pension benefit formula and other plan provisions. The amendment resulted in the following changes to the Hecla plan:

•

The definition of pensionable compensation was changed to exclude fringe benefits, reimbursements or other expense allowances, moving expenses, health and welfare benefits, stock awards, income realized from stock options or restricted stock, income from certain property arrangements, long term incentive awards, premium pay rates for overtime, contributions to or distributions from a nonqualified deferred compensation plan, shift or location differentials, and one-half of any performance-based or annual incentive bonus. Under the terms of the amended Hecla plan, pensionable compensation includes an employee's base salary and other payments of compensation for services performed during the course of employment, elective deferrals not includable in the gross income of the employee under the Internal Revenue Service Code Sections 125, 132(f)(4), 402(e)(3), 402(h), 403(b) and 457, one-half of any performance-based or annual incentive bonus, one-half of any cash safety incentive award, paid time off other than for disability leave, and compensation for overtime at the employee's regular hourly rate of pay for each hour worked.

•

For new employees hired after June 30, 2013, pension benefits will be calculated based on the highest average of any five consecutive years (60 months) of pensionable compensation during the final ten years of service instead of three consecutive years during the final ten years of service for employees hired before July 1, 2013.

•

Prior to July 1, 2013, we credited each participant's account annually with an amount equal to 6.0% of pensionable compensation, plus an additional 5.7% of the participant's pensionable compensation in excess of the Social Security taxable wage base ("the cash balance pay credit"). Beginning July 1, 2013, the cash balance pay credit will consist of the 6.0% of pensionable compensation without the 5.7% additional credit.

•

Access to cash balance accounts following a termination of employment prior to early or normal retirement age has been limited. Prior to the amendment, a cash balance participant could elect to receive a distribution of the vested portion of his or her account at any age following a termination of employment. This change applies only to amounts credited to a cash balance account after June 30, 2013.

•	For new employees hired after June 30, 2013, the cash balance pay credit will be earned based on years of plan participation: 3% for 1 through 5 years; 4.5% for 6 through 10 years; 6% after 10 years.

As of September 30, 2013, our current-year contributions to the pension plans totaled $0.7 million, and we expect to contribute an additional $0.3 million over the rest of 2013.

Note 8.    Shareholders’ Equity

Share-based Compensation Plans

We periodically grant restricted stock unit awards and/or shares of common stock to our employees and directors. We measure compensation cost for restricted stock units and stock grants at the closing price of our stock at the time of grant. Restricted stock unit grants vest after a specified period with compensation cost amortized over that period. Previously, we also granted stock options, but currently do not. Although we have no current plans to issue stock options, we may do so in the future.

On June 21, 2013, the Board of Directors granted 954,438 restricted stock units to employees, with one third of those vesting in June 2014, one third vesting in June 2015, and one third vesting in June 2016. The Board of Directors granted an additional 633,960 restricted stock units on June 21, 2013 that vest in June 2014. The $2.8 million in expense related to the unit awards vesting in 2014 will be recognized on a straight-line basis over the next twelve months, while the $2.9 million in total expense related to awards vesting in 2015 and 2016 will be recognized over the next twenty-four and thirty-six month periods, respectively.

On May 30, 2013 and June 21, 2013, 28,050 and 94,200 shares of common stock, respectively, were issued to nonemployee directors.

Stock-based compensation expense for restricted stock unit grants to employees and shares issued to nonemployee directors recorded in the first nine months of 2013 totaled $3.3 million, compared to $2.3 million in the same period last year.

In connection with the vesting of restricted stock units, employees may, at their election, choose to satisfy their tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations. As a result, in the first nine months of 2013, we withheld 83,433 shares for $0.2 million, or approximately $2.86 per share.

Common Stock Dividends

In September 2011 and February 2012, our Board of Directors adopted a common stock dividend policy that has two components: 1) a dividend that links the amount of dividends on our common stock to our average quarterly realized silver price in the preceding quarter, and 2) a minimum annual dividend of $0.01 per share of common stock, payable quarterly when and if declared. For illustrative purposes only, the table below summarizes potential per share dividend amounts at different quarterly average realized price levels according to the first component of the policy:

Quarterly average realized silver price per ounce	Quarterly dividend per share	Annualized dividend per share
$30	$0.01	$0.04
$35	$0.02	$0.08
$40	$0.03	$0.12
$45	$0.04	$0.16
$50	$0.05	$0.20
$55	$0.06	$0.24
$60	$0.07	$0.28

On November 4, 2013, our Board of Directors declared a common stock dividend, pursuant to the minimum annual dividend component of the policy described above, of $0.0025 per share, for a total dividend of $0.9 million payable in December 2013. Because the average realized silver price for the third quarter of 2013 was $22.22 per ounce, below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

Warrants

The following table summarizes certain information about our stock purchase warrants at September 30, 2013:

Warrants Outstanding	Warrants	Exercise Price	Expiration Date
Series 1 warrants	5,200,519	$2.40	June 2014
Series 1 warrants	460,976	2.51	June 2014
Series 3 warrants	16,671,128	2.45	August 2014
Total warrants outstanding	22,332,623

No warrants were exercised during the first nine months of 2013.  Under the terms of the Consent Decree settling the Coeur d’Alene Basin litigation, the proceeds from the exercise of our outstanding warrants will be paid to the United States and Coeur d'Alene Indian Tribe within 30 days after the end of the quarter when exercised.  If the warrants are not exercised, we are responsible for the final payment under the Consent Decree.

Common Stock Repurchase Program

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of September 30, 2013, 400,300 shares have been purchased at an average price of $5.56 per share, leaving 19.6 million shares that may yet be purchased under the program. The closing price of our common stock at November 1, 2013, was $3.14 per share.

Note 9.    Senior Notes, Credit Facility, and Capital Leases

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

The Notes are recorded net of a 2% initial purchaser discount totaling $10 million at the time of issuance and having an amortized balance of $9.6 million as of September 30, 2013. The Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for.  Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. During the nine-month period ended September 30, 2013, interest expense related to the notes and amortization of the initial purchaser discount and fees related to the issuance of the notes, net of $3.9 million in capitalized interest, totaled $12.6 million.

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

In connection with the sale of the Notes, we entered into a Registration Rights Agreement, dated as of April 12, 2013, pursuant to which we and the Guarantors have agreed to (i) file an exchange offer registration statement within 270 days after the issue date of the Notes to exchange the Notes for a new issue of debt securities registered under the Securities Act, with terms substantially identical to those of the Notes (except with respect to certain transfer restrictions and certain obligations to pay special interest as described in the Notes); (ii) use our commercially reasonable efforts to cause the exchange offer registration statement to be declared effective under the Securities Act within 330 days after the issue date of the Notes; (iii) use our commercially reasonable efforts to consummate the exchange offer within 365 days after the issue date of the Notes; and (iv) in certain circumstances, file a shelf registration statement for the resale of the Notes. If we and the Guarantors fail to satisfy our registration obligations under the Registration Rights Agreement, then the annual interest rate on the Notes will increase by 0.25% per annum and by an additional 0.25% per annum for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per annum. On October 28, 2013, we filed an exchange offer registration statement with the SEC to exchange the Notes for a new issue of debt securities registered under the Securities Act.

Credit Facilities

We have a $100 million senior secured revolving credit facility, which is collateralized by the shares of common stock held in our material domestic subsidiaries and by our joint venture interests in the Greens Creek mine, all of our rights and interests in the joint venture agreement, and all of our rights and interests in the assets of the joint venture.  This credit facility originated with a $60 million senior secured revolving credit agreement entered into in October 2009 that has been amended several times. On April 1, 2013 we amended the agreement to reduce the commitment amount from $150 million to $100 million while also adjusting certain covenants and limitations. Amounts borrowed under the credit agreement are available for general corporate purposes.  The interest rate on outstanding loans under the agreement is between 3.00% and 4.50% above the London Interbank Offered Rate or an alternative base rate plus an applicable margin of between 2.00% and 3.50%.  We are required to pay a standby fee of between 0.825% and 1.05% per annum on undrawn amounts under the revolving credit agreement.  The credit facility is effective until August 1, 2015. In the first nine months of 2013, we incurred $0.4 million in interest expense for the amortization of loan origination fees and $0.8 million in interest expense for commitment fees relating to the credit agreement.

The credit agreement includes various covenants and other limitations related to our various financial ratios and indebtedness and investments, as well as other information and reporting requirements, including the following limitations:

•	senior leverage ratio (calculated as debt secured by liens divided by EBITDA) of not more than 2.50:1;

•

leverage ratio (calculated as total debt less unencumbered cash divided by EBITDA) of not more than 4.00:1 at all times prior to December 31, 2014, and not more than 3.50:1 at all times from and after December 31, 2014;

•	interest coverage ratio (calculated as EBITDA divided by interest expense) of not less than 3.0:1; and
•

tangible net worth of greater than 80% of the Tangible Net Worth at completion of the acquisition of Aurizon, plus 50% of positive quarterly Net Income thereafter. (see Note 13 for more information on the acquisition of Aurizon).

We were in compliance with all covenants under the credit agreement as of September 30, 2013.  We have not drawn funds on the current revolving credit facility as of the filing date of this Form 10-Q.

Capital Leases

We have entered into various lease agreements primarily for equipment at our Greens Creek and Lucky Friday units, which we have determined to be capital leases.  At September 30, 2013, the total liability associated with the capital leases, including certain purchase option amounts, was $20.0 million, with $7.4 million of the liability classified as current and $12.6 million classified as non-current. At December 31, 2012, the total liability balance associated with capital leases was $17.5 million, with $5.6 million of the liability classified as current and $11.9 million classified as non-current. The total obligation for future minimum lease payments was $20.8 million at September 30, 2013, with $0.9 million attributed to interest.

At September 30, 2013, the annual maturities of capital lease commitments, including interest, are (in thousands):

Twelve-month period ending September 30,
2014	$6,789
2015	7,181
2016	5,160
2017	1,679
Total	20,809
Less: imputed interest	(878)
Net capital lease obligation	$19,931

Note 10.    Developments in Accounting Pronouncements

In December of 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which enhances disclosure requirements regarding an entity's financial instruments and derivative instruments that are offset or subject to a master netting arrangement. This information about offsetting and related netting arrangements will enable users of financial statements to understand the effect of those arrangements on the entity's financial position, including the effect of rights of setoff. The amendments are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this guidance has not had a material impact on our consolidated financial statements.

Note 11.    Derivative Instruments

At times, we use financially-settled forward contracts, and we may also use commodity swap contracts, to manage our exposure to fluctuation in the prices of certain metals that we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to price fluctuations. These instruments do, however, expose us to (i) credit risk in the event of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered by contract positions.

We use financially-settled forward contracts to sell silver, gold, lead and zinc at fixed prices for settlement at approximately the same time that our unsettled concentrate sales contracts will settle.  The settlement of each concentrate contract is based on the average spot price of the metal during the month of settlement, which may differ from the prices used to record the sale when the sale takes place.  The objective of the contracts is to manage the exposure to changes in metal prices of silver, gold, zinc and lead contained in our doré and concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At September 30, 2013 we recorded a current asset of approximately $1.4 million, which is included in other current assets, for the fair value of the contracts.  The current asset balance is net of approximately $0.1 million for contracts that were in a fair value liability position at September 30, 2013. We recognized a $0.3 million net gain on the contracts during the first nine months of 2013, which is included in sales of products.  The net gain recognized on the contracts offsets price adjustments on our provisional concentrate sales related to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

In addition, we use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  At September 30, 2013 we recorded a current asset of $8.0 million, which is included in other current assets, and a non-current asset of $9.3 million, which is included in other non-current assets, for the fair value of the contracts.  The current asset and non-current asset balances are net of approximately $0.2 million and $0.2 million, respectively, for contracts that were in a fair value liability position at September 30, 2013. We recognized a $23.5 million net gain on the contracts during the first nine months of 2013, which included $9.7 million in gains realized on settled contracts. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.  This program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following tables summarize the quantities of metals committed under forward sales contracts at September 30, 2013 and December 31, 2012:

September 30, 2013	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver (ounces)	Gold (ounces)	Zinc (pounds)	Lead (pounds)	Silver (ounces)	Gold (ounces)	Zinc (pounds)	Lead (pounds)
Contracts on provisional sales
2013 settlements	1,384	5	16,975	8,047	$22.40	$1,354	$0.87	$0.97

Contracts on forecasted sales
2013 settlements	—	—	3,527	4,079	—	—	$0.95	$1.07
2014 settlements	—	—	60,516	47,619	—	—	$0.99	$1.05
2015 settlements	—	—	42,769	39,628	—	—	$0.96	$1.07
2016 settlements	—	—	661	9,755	—	—	$0.97	$1.04

December 31, 2012	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver (ounces)	Gold (ounces)	Zinc (pounds)	Lead (pounds)	Silver (ounces)	Gold (ounces)	Zinc (pounds)	Lead (pounds)
Contracts on provisional sales
2013 settlements	—	—	14,991	6,945	—	—	$0.95	$1.00

Contracts on forecasted sales
2013 settlements	—	—	35,935	32,794	—	—	$0.96	$1.11
2014 settlements	—	—	30,203	33,069	—	—	$0.98	$1.03
2015 settlements	—	—	3,307	23,534	—	—	$1.01	$1.06

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

Description	Balance at September 30, 2013	Balance at December 31, 2012	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$237,836	$190,984	Level 1
Available for sale securities:
Equity securities – mining industry	8,364	9,614	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	34,481	17,555	Level 2
Restricted cash balances:
Certificates of deposit and other bank deposits	5,378	871	Level 1
Derivative contracts:
Base metal forward contracts	18,712	5,606	Level 2
Total assets	$304,771	$224,630
Liabilities:
Derivative contracts:
Base metal forward contracts	$—	$2,483	Level 2

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

We use financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments that have not reached final settlement.  We also use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead contained in our forecasted future concentrate shipments (see Note 11 for more information).  These contracts do not qualify for hedge accounting, and are marked-to-market through earnings each period.  The fair value of each contract represents the present value of the difference between the forward metal price for the contract settlement period as of the measurement date and the contract settlement metal price.

Our senior notes issued in April 2013, which were recorded at their carrying value of $490.4 million, net of unamortized initial purchaser discount at September 30, 2013, had a fair value of $476.3 million at September 30, 2013. Third-party quotes, which we consider to be Level 2 inputs, are utilized to estimate fair values of the senior notes. See Note 9 for more information.

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

On August 23, 2013, Aurizon transferred its jurisdiction of incorporation by continuing from British Columbia to the Canadian federal jurisdiction. Aurizon is now governed by the Canadian Business Corporations Act. Concurrently with the continuation, Aurizon changed its name to Hecla Quebec Inc.

The following summarizes the preliminary allocation of purchase price to the fair value of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Consideration:
Cash payments	$496,211
Hecla stock issued (56,997,790 shares at $3.83 per share)	218,302
Total consideration	$714,513

Fair value of net assets acquired:
Assets:
Cash	$177,587
Accounts receivable	14,307
Inventory - bullion and stockpiled ore	8,090
Inventory - supplies	5,704
Other current assets	7,036
Properties, plants, equipment and mineral interests, net	715,391
Non-current restricted cash and investments	4,471
Other non-current assets	795
Total assets	933,381
Liabilities:
Accounts payable	22,227
Accrued payroll and related benefits	7,613
Accrued taxes	509
Non-current deferred tax liability	177,016
Non-current reclamation	11,113
Other non-current liabilities	390
Total liabilities	218,868
Net assets	$714,513

The $715.4 million fair value for "Property, plants, equipment, and mineral interests, net" is comprised of $11.1 million for the asset retirement obligation asset, $127.8 million for plant and equipment, and $576.5 million for development, value beyond proven and probable reserves, and other mineral interests.

The unaudited pro forma financial information below represents the combined results of our operations as if the Acquisition had occurred at the beginning of the periods presented. The amounts below for the three-month period ended September 30, 2013 represent the actual results for that period. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the periods presented, nor is it indicative of future operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Sales of products	$106,629	$131,903	$344,575	$406,963
Net income (loss)	(8,458)	(3,348)	(6,631)	18,661
Income (loss) applicable to common shareholders	(8,596)	(3,486)	(7,045)	18,247
Basic and diluted income (loss) per common share	(0.03)	(0.01)	(0.02)	0.05

The pro forma financial information includes adjustments to reflect the depreciation and amortization of assets acquired, an estimate of interest expense related to the senior notes that would have been incurred, and the issuance of Hecla stock as consideration in the acquisition.

Note 14.    Guarantor Subsidiaries

Presented below are the Company’s condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of the Company's subsidiaries (the "Guarantors") of the $500 million aggregate principal amount of the Company's senior notes due on May 1, 2021 (the "Notes", see Note 9 for more information). The Guarantors consist of the following of the Company's 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; RHL Holdings, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; and Hecla Juneau Mining Company. The Company completed the offering of the Notes on April 21, 2013.

The condensed consolidating financial statements below have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. Investments in the subsidiaries are accounted for under the equity method. Accordingly, the entries necessary to consolidate the Company and the Guarantors are reflected in the intercompany eliminations column. In the course of preparing consolidated financial statements, we eliminate the effects of various transactions conducted between our subsidiaries. While valid at an individual subsidiary level, such activities are eliminated in consolidation because, when taken as a whole, they do not represent business activity with third-party customers, vendors, and other parties. Examples of such eliminations include the following.

•

Investments in subsidiaries. The acquisition of a company results in an investment on the records of the parent company and a contribution of capital on the records of the subsidiary. Such investments and capital contributions are eliminated in consolidation.

•

Capital contributions. Other of our subsidiaries do not generate cash flow, and their cash requirements are routinely met with inter-company advances from their parent companies. On an annual basis, the boards of directors of such parent companies declare contributions of capital to their subsidiary companies, which increase the parent's investment and the subsidiaries' additional paid-in capital. In consolidation, investments in subsidiaries and related additional paid-in capital are eliminated.

•

Deferred taxes. Our ability to realize deferred tax assets and liabilities is considered on a consolidated basis for subsidiaries within the United States, with all subsidiaries' estimated future taxable income contributing to the ability to realize all such assets and liabilities. However, when our subsidiaries are viewed independently, we use the separate return method to assess the realizability of each subsidiary's deferred tax assets and whether a valuation allowance is required against such deferred tax assets. In some instances, a parent company or subsidiary may possess deferred tax assets whose realization depends on the future taxable incomes of other subsidiaries on a consolidated-return basis, but would not be considered realizable if such parent or subsidiary filed on a separate stand-alone basis. In such a situation, a valuation allowance is assessed on that subsidiary's deferred tax assets, with the resulting adjustment reported in the eliminations column of the guarantor and parent's financial statements, as is the case in the financial statements set forth below. The separate return method can result in significant eliminations of deferred tax assets and liabilities and related income tax provisions and benefits. Non-current deferred tax asset balances are included in other non-current assets on the condensed consolidating balance sheets and make up a large portion of that item, particularly for the guarantor balances.

Condensed Consolidating Balance Sheets

	As of September 30, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$116,255	$29,864	$91,717	$—	$237,836
Other current assets	11,317	103,839	34,650	2,244	152,050
Properties, plants, and equipment - net	498	1,041,328	734,728	—	1,776,554
Intercompany receivable (payable)	540,038	(120,727)	(570,606)	151,295	—
Investments in subsidiaries	1,196,577	—	—	(1,196,577)	—
Other non-current assets	11,894	163,073	12,658	(85,053)	102,572
Total assets	$1,876,579	$1,217,377	$303,147	$(1,128,091)	$2,269,012
Liabilities and Shareholders' Equity
Current liabilities	$27,973	$144,897	$18,028	$(12,994)	$177,904
Long-term debt	490,417	12,559	44	—	503,020
Non-current portion of accrued reclamation	—	38,061	11,801	—	49,862
Non-current deferred tax liability	—	14,124	77,016	80,120	171,260
Other non-current liabilities	30,403	8,033	744	—	39,180
Shareholders' equity	1,327,786	999,703	195,514	(1,195,217)	1,327,786
Total liabilities and shareholders' equity	$1,876,579	$1,217,377	$303,147	$(1,128,091)	$2,269,012

	As of December 31, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$132,266	$57,075	$1,643	$—	$190,984
Other current assets	7,399	65,658	766	18,091	91,914
Properties, plants, and equipment - net	—	991,476	5,183	—	996,659
Intercompany receivable (payable)	113,234	(64,893)	(74,450)	26,109	—
Investments in subsidiaries	918,526	—	—	(918,526)	—
Other non-current assets	3,059	164,913	7,600	(76,839)	98,733
Total assets	$1,174,484	$1,214,229	$(59,258)	$(951,165)	$1,378,290
Liabilities and Shareholders' Equity
Current liabilities	$3,726	$121,221	$1,016	$(30,976)	$94,987
Long-term debt	—	11,875	60	—	11,935
Non-current portion of accrued reclamation	—	92,825	545	—	93,370
Other non-current liabilities	32,807	8,651	252	(1,663)	40,047
Shareholders' equity	1,137,951	979,657	(61,131)	(918,526)	1,137,951
Total liabilities and shareholders' equity	$1,174,484	$1,214,229	$(59,258)	$(951,165)	$1,378,290

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(in thousands)
Revenues	$(2,447)	$81,687	$27,389	$—	$106,629
Cost of sales	—	(45,342)	(21,595)	—	(66,937)
Depreciation, depletion, amortization	—	(15,736)	(3,270)	—	(19,006)
General and administrative	(3,550)	(3,636)	(534)	—	(7,720)
Exploration and pre-development	(42)	(6,551)	(2,648)	—	(9,241)
Gain/(loss) on derivative contracts	(4,564)	—	—	—	(4,564)
Aurizon acquisition costs	(268)	—	(500)	—	(768)
Equity in loss of subsidiaries	82,896	—	—	(82,896)	—
Other (expense) income	(80,483)	(811)	(15,800)	87,701	(9,393)
Income (loss) before income taxes	(8,458)	9,611	(16,958)	4,805	(11,000)
(Provision) benefit from income taxes	—	(3,795)	92,351	(86,014)	2,542
Net income (loss)	(8,458)	5,816	75,393	(81,209)	(8,458)
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common shareholders	(8,596)	5,816	75,393	(81,209)	(8,596)
Net income (loss)	(8,458)	5,816	75,393	(81,209)	(8,458)
Changes in comprehensive income (loss)	2,489	(5,078)	(1,079)	6,157	2,489
Comprehensive income (loss)	$(5,969)	$738	$74,314	$(75,052)	$(5,969)

	Nine Months Ended September 30, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(in thousands)
Revenues	$338	$230,562	$37,509	$—	$268,409
Cost of sales	—	(133,944)	(29,826)	—	(163,770)
Depreciation, depletion, amortization	—	(46,630)	(6,594)	—	(53,224)
General and administrative	(11,015)	(10,183)	(943)	—	(22,141)
Exploration and pre-development	(459)	(23,299)	(7,500)	—	(31,258)
Gain/(loss) on derivative contracts	23,516	—	—	—	23,516
Aurizon acquisition costs	(14,416)		(11,952)		(26,368)
Equity in earnings of subsidiaries	68,198	—	—	(68,198)
Other (expense) income	(88,384)	1,132	(19,757)	87,701	(19,308)
Income (loss) before income taxes	(22,222)	17,638	(39,063)	19,503	(24,144)
(Provision) benefit from income taxes	—	(9,049)	98,672	(87,701)	1,922
Net income (loss)	(22,222)	8,589	59,609	(68,198)	(22,222)
Preferred stock dividends	(414)	—	—	—	(414)
Income (loss) applicable to common shareholders	(22,636)	8,589	59,609	(68,198)	(22,636)
Net income (loss)	(22,222)	8,589	59,609	(68,198)	(22,222)
Changes in comprehensive income (loss)	(2,286)	(1,248)	(4,909)	6,157	(2,286)
Comprehensive income (loss)	$(24,508)	$7,341	$54,700	$(62,041)	$(24,508)

	Three Months Ended September 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(in thousands)
Revenues	$(1,758)	$83,629	$—	$—	$81,871
Cost of sales	—	(32,961)	—	—	(32,961)
Depreciation, depletion, amortization	—	(11,601)	—	—	(11,601)
General and administrative	(2,968)	(2,658)	(69)	—	(5,695)
Exploration and pre-development	(727)	(14,081)	(2,323)	—	(17,131)
Gain on derivative contracts	(9,053)	—	—	—	(9,053)
Closed operations	—	2,692	1,721	—	4,413
Equity in earnings of subsidiaries	4,619	—	—	(4,619)	—
Other expense	9,002	(7,187)	(2,735)	(9,794)	(10,714)
Income (loss) before income taxes	(885)	17,833	(3,406)	(14,413)	(871)
(Provision) benefit from income taxes	—	(9,808)	—	9,794	(14)
Net income (loss)	(885)	8,025	(3,406)	(4,619)	(885)
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common shareholders	(1,023)	8,025	(3,406)	(4,619)	(1,023)
Net income (loss)	(885)	8,025	(3,406)	(4,619)	(885)
Changes in comprehensive income (loss)	3,085	226	2,859	(3,085)	3,085
Comprehensive income (loss)	$2,200	$8,251	$(547)	$(7,704)	$2,200

	Nine Months Ended September 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(in thousands)
Revenues	$(1,880)	$241,923	$—	$—	$240,043
Cost of sales	—	(99,423)	—	—	(99,423)
Depreciation, depletion, amortization	—	(31,141)	—	—	(31,141)
General and administrative	(8,632)	(6,906)	(185)	—	(15,723)
Exploration and pre-development	(1,128)	(29,123)	(6,474)	—	(36,725)
Gain/(loss) on derivative contracts	(8,113)	—	—	—	(8,113)
Closed operations	—	—	—	—	—
Equity in earnings of subsidiaries	18,466	—	—	(18,466)
Other (expense) income	15,498	(20,456)	(4,161)	(17,566)	(26,685)
Income (loss) before income taxes	14,211	54,874	(10,820)	(36,032)	22,233
(Provision) benefit from income taxes	—	(25,588)	—	17,566	(8,022)
Net income (loss)	14,211	29,286	(10,820)	(18,466)	14,211
Preferred stock dividends	(414)	—	—	—	(414)
Income (loss) applicable to common shareholders	13,797	29,286	(10,820)	(18,466)	13,797
Net income (loss)	14,211	29,286	(10,820)	(18,466)	14,211
Changes in comprehensive income (loss)	2,280	(909)	2,729	(1,820)	2,280
Comprehensive income (loss)	$16,491	$28,377	$(8,091)	$(20,286)	$16,491

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Cash flows from operating activities	$(7,020)	$57,833	$(45,733)		$5,080
Cash flows from investing activities:
Additions to properties, plants, and equipment	(1,169)	(88,807)	(22,830)		(112,806)
Acquisition of Aurizon Mines	(498,705)		177,588		(321,117)
Other investing activities, net	—	103	(3,979)	—	(3,876)
Cash flows from financing activities:
Dividends paid to shareholders	(5,548)	—	—		(5,548)
Borrowings on debt	490,000	—	—		490,000
Proceeds from (payments on) debt	—	(5,171)	—		(5,171)
Other financing activity, net	6,431	7,936	(15,897)	—	(1,530)
Effect of exchange rates on cash	—	—	1,820	—	1,820
Changes in cash and cash equivalents	(16,011)	(28,106)	90,969	—	46,852
Beginning cash and cash equivalents	132,266	57,970	748		190,984
Ending cash and cash equivalents	$116,255	$29,864	$91,717	$—	$237,836

	Nine Months Ended September 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$36,246	$38,749	$(6,436)	$(2,071)	$66,488
Cash flows from investing activities:
Additions to properties, plants, and equipment	(519)	(80,313)	(486)		(81,318)
Acquisition of Aurizon Mines	—		—		—
Other investing activities, net	(45,528)	3,403	(5,920)	45,528	(2,517)
Cash flows from financing activities:
Dividends paid to shareholders	(11,114)	—	—		(11,114)
Borrowings on debt	—	—	—		—
Proceeds from (payments on) debt	—	(4,554)	(7)		(4,561)
Other financing activity, net	46,135	(17,312)	13,387	(43,457)	(1,247)
Changes in cash and cash equivalents	25,220	(60,027)	538		(34,269)
Beginning cash and cash equivalents	97,850	168,433	180		266,463
Ending cash and cash equivalents	$123,070	$108,406	$718		$232,194

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A – Business – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2012, as updated in Part II – Other Information, Item 1A. Risk Factors in our quarterly report on Form 10-Q for the periods ended March 31, 2013 and June 30, 2013. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Hecla Mining Company and its subsidiaries have provided precious and base metals to the U.S. and worldwide since 1891. We discover, acquire, develop, and produce silver, gold, lead and zinc.

We produce lead, zinc and bulk concentrates, which we market to custom smelters, and unrefined bullion bars (doré) containing gold and silver, which are further refined before sale to precious metals traders.  We are organized and managed in three segments that encompass our operating units:  the Greens Creek, Lucky Friday, and Casa Berardi units. The map below shows the locations of our operating units and our exploration projects, as well as our corporate offices located in Coeur d'Alene, Idaho and Vancouver, British Columbia.

Greens Creek
Admiralty Island, Alaska
Corporate Office
Vancouver, BC
Corporate Office
Coeur d'Alene, Idaho
Silver Valley
Wallace, Idaho
Lucky Friday
Mullan, Idaho
Monte Cristo
Esmeralda Co., Nevada
San Juan Silver
Creede, Colorado
San Sebastian
Durango, Mexico
Opinaca / Wildcat
James Bay, Quebec
Casa Berardi
Val d'Or, Quebec
Fayolle
Val d'Or, Quebec
Heva-Hosco
Val d'Or, Quebec
corporate office
operating property
pre-development project
exploration project

Our current business strategy is to focus our financial and human resources in the following areas:

•	operating our properties safely, in an environmentally responsible manner, and cost-effectively;
•	fully integrating the acquisition of Hecla Quebec Inc., formerly known as Aurizon Mines Ltd. ("Aurizon"), which gave us ownership of the Casa Berardi mine and other mineral interests;
•	expanding our reserves and production capacity at our operating properties;
•

maintaining and investing in exploration and pre-development projects in the vicinities of five mining districts we believe to be under-explored and under-invested: North Idaho's Silver Valley in the historic Coeur d'Alene Mining District; our Greens Creek unit on Alaska's Admiralty Island located near Juneau; the silver-producing district near Durango, Mexico; the Creede district of Southwestern Colorado; and the Abitibi region of north-western Quebec, Canada; and

•

continuing to seek opportunities to acquire and invest in mining properties and companies. Examples include our acquisition of the Monte Cristo property in Nevada, investments in Dolly Varden Silver Corporation, Canamex Resources Corp., Brixton Metals Corporation, and Typhoon Exploration Inc. in 2102 and 2013, and the acquisition of Aurizon discussed further below.

A number of key factors may impact the execution of our strategy including: regulatory issues, our ability to integrate the acquisition of Aurizon, and metals prices. Metals prices can be very volatile. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control. Average market prices of silver and gold in the first nine months of 2013 were lower than their levels from the comparable period last year, while average prices for lead were higher and zinc prices were substantially the same, as illustrated by the table in Results of Operations below. While we believe current global economic and industrial trends could result in growing demand for the metals we produce, prices have been volatile over the last five years and there can be no assurance that current prices will continue.

On June 1, 2013, we completed the acquisition of all of the issued and outstanding common shares of Aurizon for total consideration of CAD$740.8 million (US$714.5 million). See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The acquisition gives us 100% ownership of the producing Casa Berardi gold mine, along with interests in various gold exploration properties in the Abitibi region of north-western Quebec, Canada. The acquisition is expected to significantly increase our annual gold production and gives us ownership of an operating gold mine with significant gold reserves, and provides access to a large land package with known mineralization. We are faced with the challenge of integrating the acquisition and the operating responsibility for Casa Berardi and other Aurizon projects. In addition, as further discussed in Item 3. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-Q for the period ended June 30, 2013, the acquisition has increased our exposure to risks associated with exchange fluctuations between the U.S. dollar and Canadian dollar. The acquisition was partially funded by $490 million in net proceeds from our issuance of senior notes in April 2013 (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited)). As discussed in the Financial Liquidity and Capital Resources section below, we believe that we will be able to meet the obligations associated with the acquisition of Aurizon and additional debt; however, a number of factors could impact our ability to meet the debt obligations and fund our other projects.

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

We strive to achieve excellent mine safety and health performance. We seek to implement this goal by: training employees in safe work practices; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; involving employees in the establishment of safety standards; and participating in the National Mining Association's CORESafety program. We attempt to implement reasonable best practices with respect to mine safety and emergency preparedness. See Part I, Item 1A. Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2012, as updated by Part II, Item 1A. Risk Factors in our Form 10-Q for the period ended March 31, 2013, for information on accidents and other events that impacted operations at our Lucky Friday unit. We work with the Mine Safety and Health Administration ("MSHA") to address issues outlined in the investigations of these incidents and continue to evaluate our safety practices.

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

Results of Operations

Sales of products by metal for the three- and nine-month periods ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Silver	$44,945	$46,584	$128,595	$129,471
Gold	42,225	17,882	85,831	54,928
Lead	13,113	7,537	35,342	22,178
Zinc	19,350	22,104	55,067	69,110
Less: Smelter and refining charges	(13,004)	(12,236)	(36,426)	(35,644)
Sales of products	$106,629	$81,871	$268,409	$240,043

For the third quarter and first nine months of 2013, respectively, we recorded losses applicable to common shareholders of $8.6 million ($0.03 per basic common share) and $22.6 million ($0.07 per basic common share), compared to a loss applicable to common shareholders of $1.0 million ($0.00 per basic common share) and income of $13.8 million ($0.05 per basic common share) for the third quarter and first nine months of 2012, respectively. The following factors led to the results for the third quarter and first nine months of 2013 compared to the same periods in 2012:

•

Decreased average silver and gold prices for the third quarter and first nine months of 2013 compared to the same periods in 2012. However, average lead prices for the 2013 periods were higher than in 2012, and average zinc prices were substantially the same. These price variances are illustrated in the table below.

		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Silver –	London PM Fix ($/ounce)	$21.37	$29.91	$24.85	$30.65
	Realized price per ounce	$22.22	$35.00	$21.68	$33.27
Gold –	London PM Fix ($/ounce)	$1,327	$1,655	$1,457	$1,652
	Realized price per ounce	$1,335	$1,754	$1,349	$1,700
Lead –	LME Final Cash Buyer ($/pound)	$0.96	$0.90	$0.98	$0.91
	Realized price per pound	$1.01	$0.94	$0.99	$0.94
Zinc –	LME Final Cash Buyer ($/pound)	$0.84	$0.86	$0.87	$0.88
	Realized price per pound	$0.88	$0.90	$0.88	$0.90

Average realized prices differ from average market prices because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the smelters, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metal prices each period through final settlement.  For the third quarter and first nine months of 2013, we recorded net negative adjustments to provisional settlements of $1.7 million and $16.1 million, respectively, compared to net positive price adjustments to provisional settlements of $5.9 million in the third quarter of 2012 and net negative price adjustments of $9.5 million in the first nine months of 2012. The price adjustments related to zinc and lead contained in our concentrate shipments were largely offset by gains and losses on forward contracts for those metals for the 2013 and 2012 periods. For the 2013 periods, the price adjustments related to silver and gold contained in our concentrate and doré sales were also partially offset by gains and losses on forward contracts for those metals, as we began utilization of forward contracts for those metals in July 2013 (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.

•

Decreased gross profit at our Greens Creek unit of $19.5 million and $51.4 million, respectively, for the third quarter and first nine months of 2013. We reported a $7.5 million gross loss for the first nine months of 2013 at the Lucky Friday unit due to the restart of the mine, which had been closed for rehabilitation in 2012; however, we reported gross profit at the Lucky Friday unit of $0.4 million in the third quarter of 2013. In addition, we recognized gross profit at our newly acquired Casa Berardi unit of $2.5 million and $1.0 million, respectively, for the third quarter and first nine months of 2013. See The Greens Creek Segment, The Lucky Friday Segment, and the Casa Berardi Segment sections below.

•	Cost related to the acquisition of Aurizon of $0.8 million and $26.4 million during the third quarter and first nine months of 2013.
•

Interest expense, net of amount capitalized, of $7.3 million and $14.5 million, respectively, for the three- and nine- month periods ended September 30, 2013 compared to $0.6 million and $1.6 million, respectively, for the same periods in 2012. The increase is due to the issuance of senior notes in April 2013, with the net proceeds used to partially fund the acquisition of Aurizon (see Notes 9 and 13 of Notes to Condensed Consolidated Financial Statements (Unaudited)).

•

Higher general and administrative costs, which increased by $2.0 million and $6.4 million, respectively, for the three- and nine-month periods due to increased staffing and costs resulting from the acquisition of Aurizon.

•

Increased provision for closed operations and environmental matters by $2.0 million and $1.3 million, respectively, during the third quarter and first nine months of 2013 compared to the same periods in the prior year due to a $3.0 million insurance settlement receivable recognized in the third quarter of 2012 for claims related to the Coeur d'Alene Basin and various other sites.

•

$6.1 million in suspension-related costs at our Lucky Friday unit, including $1.5 million in depreciation, depletion, and amortization for the third quarter of 2012, and $18.7 million in suspension-related costs, including $4.6 million in depreciation, depletion, and amortization for the first nine months of 2012. Production was suspended at Lucky Friday during all of 2012, and recommenced in the first quarter of 2013. See The Lucky Friday Segment section for more information on the temporary suspension of production.

•

Loss of $4.6 million and gain of $23.5 million on base metal derivative contracts for the third quarter and first nine months of 2013, respectively, compared to losses of $9.1 million and $8.1 million for the corresponding 2012 periods. These gains and losses are related to financially-settled forward contracts on forecasted zinc and lead production as part of a risk management program. The gains in the first nine months of 2013 include $9.7 million in net gains realized on settled contracts and $13.8 million in net unrealized gains on unsettled contracts. The losses in the first nine months of 2012 are the net result of $14.5 million in gains realized on settled contracts and $22.7 million in net unrealized losses on unsettled contracts. See Item 3. Quantitative and Qualitative Disclosures About Market Risk - Commodity-Price Risk Management for more information on our derivatives contracts.

•

Lower combined exploration and pre-development expense by $7.9 million and $5.5 million in the third quarter and first nine months of 2013, respectively, compared to the same periods in 2012, as the result of cost reduction efforts through curtailment of discretionary activities.

•

Income tax benefits of $2.5 million and $1.9 million in the third quarter and first nine months of 2013, respectively, compared to the $14,000 and $8.0 million income tax provisions recognized in the comparable 2012 periods. The current-year benefits are the result of pre-tax losses in the third quarter and first nine months of 2013.  See Note 3 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

The Greens Creek Segment

The following is a comparison of the operating results and key production statistics of our Greens Creek segment (dollars are in thousands, except for per ton and per ounce amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	$64,845	$81,871	$207,576	$239,794
Cost of sales and other direct production costs	(33,344)	(32,961)	(108,619)	(99,423)
Depreciation, depletion and amortization	(13,694)	(11,601)	(41,116)	(31,141)
Gross profit	$17,807	$37,309	$57,841	$109,230
Tons of ore milled	190,437	210,802	600,015	573,750
Production:
Silver (ounces)	1,807,781	1,619,110	5,607,266	4,312,907
Gold (ounces)	13,560	14,024	42,735	39,933
Zinc (tons)	13,367	16,648	42,977	48,665
Lead (tons)	4,542	5,499	15,155	15,226
Payable metal quantities sold:
Silver (ounces)	1,587,888	1,331,139	5,212,932	3,892,090
Gold (ounces)	10,646	10,193	35,156	32,305
Zinc (tons)	10,200	12,343	29,993	38,312
Lead (tons)	3,670	3,990	13,427	11,788
Ore grades:
Silver ounces per ton	13.15	10.56	13.21	10.37
Gold ounces per ton	0.12	0.11	0.12	0.12
Zinc percent	8.23	9.12	8.49	9.74
Lead percent	3.13	3.40	3.38	3.49
Mining cost per ton	$67.30	$61.33	$68.09	$62.08
Milling cost per ton	$33.52	$27.04	$34.71	$29.01
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$5.00	$3.52	$4.18	$2.34

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The $19.5 million and $51.4 million decreases in gross profit during the third quarter and first nine months of 2013, respectively, compared to the same 2012 periods were primarily the result of lower average prices for silver, gold, and zinc, lower zinc and lead ore grades, and higher mining and milling costs (discussed below), partially offset by higher lead prices, silver ore grades and sales volume. Ore throughput in the first quarter of last year was negatively impacted by additional ground support work that diverted equipment and personnel away from production, and lower staffing levels than planned. In addition, gross profit at Greens Creek was impacted by negative price adjustments to revenue of $15.5 million for the first nine months of 2013, partially offset by positive price adjustments of $1.8 million in the third quarter of 2013, compared to positive price adjustments of $5.9 million and $9.2 million for the third quarter and first nine months of 2012, respectively. Price adjustments to revenues result from changes in metals prices between transfer of title of concentrates to buyers and final settlements during the period. The price adjustments to zinc and lead contained in concentrate shipments during the 2013 and 2012 periods were largely offset by gains and losses on forward contracts for those metals. In the third quarter of 2013, we initiated a forward contract program for silver and gold contained in concentrate shipments. Therefore, the price adjustments to gold and silver contained in shipments during the 2013 periods were also partially offset by gains and losses on forward contracts (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

  Mining and milling costs per ton increased 10% and 24%, respectively, in the third quarter of 2013 compared to the same period in 2012, and 10% and 20%, respectively, for the first nine months of 2013 compared to the same period in 2012. The increase in milling costs was primarily due to higher diesel fuel costs related to the generation of more power on-site. Hydroelectric power, which is less costly than diesel-generated power, was less available as a result of lower precipitation levels in Southeastern Alaska. Both mining and milling costs were impacted by an increase in labor costs as a result of higher costs of medical and other benefits and higher salary costs.

Depreciation, depletion and amortization expense was 18% and 32% more in the third quarter and first nine months of 2013, respectively, compared to the same periods in 2012, primarily due to higher production as described above, as the majority of depreciation is calculated on a units-of-production basis.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the third quarter and first nine months of 2013 versus the same periods in 2012:

As set forth above, Cash Cost, After By-product Credits, per Silver Ounce in the third quarter of 2013 was $5.00, consisting of $26.19 of Cash Cost, After By-product Credits, per Silver Ounce and $21.18 per ounce of by-product credits, compared to $3.52 for the same period in 2012, consisting of $33.03 of Cash Cost, Before By-product Credits, per Silver Ounce and $29.51 per ounce of by-product credits. Cash Cost, After By-product Credits, per Silver Ounce in the first nine months of 2013 was $4.18, consisting of $27.21 of Cash Cost, Before By-product Credits, per Silver Ounce and $23.03 per ounce of by-product credits, compared to $2.34 for the first nine months of 2012, consisting of $34.69 of Cash Cost, Before By-product Credits, per Silver Ounce and $32.34 per ounce of by-product credits. The increase in Cash Costs, After By-product Credits, per Silver Ounce for the three and nine months ended September 30, 2013 compared to the same periods in 2012 was despite having lower Cash Costs, Before By-product Credits, per Silver Ounce by $6.84 and $7.48, respectively. As discussed below, mining and milling costs per ounce and the other components of Cash Cost, After By-product Credits, per Silver Ounce were lower in the 2013 periods compared to the prior year. However, Cash Cost, After By-product Credits, per Silver Ounce was higher in the 2013 periods due to lower by-product credits per silver ounce, as discussed below, by $8.33 and $9.31, respectively, for the three and nine months ended September 30, 2013 compared to the same periods in 2012.

Mining and milling costs per ounce decreased in the third quarter and first nine months of 2013 compared to 2012, despite increasing on a per-ton basis as discussed above, due to higher silver production due to improved silver grades, slightly offset by higher power costs.

Other cash costs for the third quarter and first nine months of 2013 were lower compared to 2012 due to the effect of higher silver production and lower mine license tax, partially offset by higher labor and power costs.

Treatment costs were lower in the third quarter and first nine months of 2013 compared to 2012 as a result of lower zinc and lead concentrate production. Treatment costs include a price participation component that fluctuates with changes in base metal prices.

By-product credits were lower in the third quarter and first nine months of 2013 compared to 2012 due to lower zinc production resulting from lower ore grades and lower average gold and zinc prices.

The difference between what we report as “production” and “payable metal quantities sold” is attributable to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually payable by our smelter customers according to the terms of the smelter contracts.  Differences can also arise from inventory changes incidental to shipping schedules.  The increase in payable quantities sold for the third quarter and the first nine months of 2013 compared to the same periods in 2012 is due to the timing of concentrate shipments and increased production during the 2013 periods.

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

Likewise, we believe the identification of gold, lead and zinc as by-product credits is appropriate because of their lower economic value compared to silver and due to the fact that silver is the primary product we intend to produce. In addition, we do not receive sufficient revenue from any single by-product metal to warrant classification of such as a co-product.

We periodically review our revenues to ensure that reporting of primary products and by-products is appropriate.  Because we consider zinc, lead and gold to be by-products of our silver production, the values of these metals offset operating costs within our calculations of Cash Cost, After By-product Credits, per Silver Ounce.

In the fourth quarter of 2012, we updated our asset retirement obligation ("ARO") at Greens Creek to reflect a preliminary revised reclamation and closure plan having estimated undiscounted cost of approximately $73.9 million, an increase from the $53.4 million in the previous plan. We expect to again update our ARO and revise our closure plan in late 2013 or early 2014 for a tailings capacity expansion at Greens Creek which is currently under consideration by the government agencies. Adjustments to the ARO liability are recorded with corresponding changes to the ARO asset balance, which is included in properties, plants, equipment, and mineral interests, net on our Condensed Consolidated Balance Sheet. As a result, we do not anticipate future updates in the ARO for Greens Creek to have a material impact on our annual results of operations. As part of the revised closure plan, we will be required to increase our current $30 million reclamation bond for Greens Creek. Although we do not know the amount of such increase, it likely will be a material amount, and there can be no assurance that this bonding capacity will be available to us at that time.

The Lucky Friday Segment

The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands, except for per ton and per ounce amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	$14,395	$—	$23,324	$249
Cost of sales and other direct production costs	(11,999)	—	(25,325)	—
Depreciation, depletion and amortization	(2,041)	—	(5,514)	—
Gross profit (loss)	$355	$—	$(7,515)	$249
Tons of ore milled	61,051	—	98,203	—
Production:
Silver (ounces)	479,188	—	816,776	—
Lead (tons)	3,459	—	5,591	—
Zinc (tons)	1,122	—	1,912	—
Payable metal quantities sold:
Silver (ounces)	429,941	—	707,771	—
Lead (tons)	2,845	—	4,405	—
Zinc (tons)	847	—	1,399	—
Ore grades:
Silver ounces per ton	8.39	—	8.93	—
Lead percent	6.23	—	6.29	—
Zinc percent	2.36	—	2.60	—
Mining cost per ton	$97.23	$—	$111.15	$—
Milling cost per ton	$23.46	$—	$34.53	$—
Cash Cost, After By-product Credits, per Silver Ounce (1)	$16.50	$—	$23.63	$—

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

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

Production was suspended during all of 2012 as the Silver Shaft rehabilitation work was performed. During the suspension of production, the smelter contracts related to treatment of Lucky Friday concentrates were suspended based on force majeure. The shaft restoration project and other related work was completed in early 2013, and limited production at the Lucky Friday recommenced in February 2013. During late September 2013, the mine reached its historical full throughput rate of 900 tons per day, an average rate the mine is expected to maintain for the remainder of the year. Once the Silver Shaft rehabilitation work was completed down to the 4900 foot level, we commenced construction of a haulage way bypass around an area impacted by a December 2011 rock burst, and completed the bypass in early 2013. Completion of work on the Silver Shaft to the 4900 foot level also enabled planning and other preliminary work to resume on the #4 Shaft project (discussed below), and we resumed sinking of #4 Shaft in early 2013 upon completion of the Silver Shaft work.

Net suspension-related income at Lucky Friday in the third quarter and first nine months of 2013 totaled $0.1 million and $1.4 million, respectively, including zero and $0.6 million, respectively, in depreciation, depletion, and amortization. The net suspension-related income for the first nine months of 2013 includes $1.5 million recognized for business interruption insurance proceeds. Suspension-related costs for the third quarter and first nine months of 2012 totaled $6.1 million and $18.7 million, respectively, including $1.6 million and $4.7 million in depreciation, depletion, and amortization. These costs are included in a separate line item under Other operating expenses on the Condensed Consolidated Statement of Operations and Comprehensive Income (Unaudited).

Cash Cost, After By-product Credits, per Silver Ounce and mining and milling costs per ton for the third quarter and first nine months of 2013 were higher than levels realized during historical periods of operating at full production. The higher per-unit costs were primarily due to lower production, as mine output was limited until production in all of the stopes became synchronized. We anticipate a reduction in per-unit costs for the rest of 2013 as a result of the return to historical full production levels. The suspension-related costs discussed above are excluded from the calculations of Cash Cost, After By-product Credits, per Silver Ounce and mining and milling costs per ton.

The $0.2 million in sales recognized in the first nine months of 2012 represents provisional price adjustments on prior-period concentrate shipments that were subject to changes in metals prices during the first quarter of 2012 until their final settlement.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for the third quarter and first nine months of 2013:

As reported above, Cash Cost, After By-product Credits, per Silver Ounce in the third quarter and first nine months of 2013 was $16.50 and $23.63 per ounce, respectively. The amount for the third quarter of 2013 consists of $32.87 per ounce of Cash Cost, Before By-product Credits, per Silver Ounce, partially offset by $16.37 per ounce of by-product credits. Cash Cost, After By-product Credits, per Silver Ounce for the first nine months of 2013 consists of $39.42 per ounce of Cash Cost, Before By-product Credits, per Silver Ounce and by-product credits of $15.79 per ounce. We periodically review our revenues to ensure that reporting of primary products and by-products is appropriate.  Because we consider zinc and lead to be by-products of our silver production, the values of these metals offset operating costs within our calculations of Cash Cost, After By-product Credits, per Silver Ounce.

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

Likewise, we believe the identification of lead and zinc as by-product credits is appropriate because of their low economic value compared to silver and due to the fact that silver is the primary product we intend to produce. In addition, we do not receive sufficient revenue from any single by-product metal to warrant classification of such as a co-product.

The #4 Shaft project, an internal shaft at the Lucky Friday mine, is expected to, upon its completion, provide deeper access in order to extend the mine's operational life and expand silver ounce production.  We commenced engineering and construction activities on the #4 Shaft in late 2008, and our Board of Directors gave its final approval of the project in August 2011.  Construction of the #4 Shaft as currently designed is expected to cost approximately $200 million, including approximately $121 million already spent as of September 30, 2013, with completion expected in 2016.  As discussed above, the #4 Shaft sinking activities were temporarily suspended until rehabilitation work in the Silver Shaft was completed in early 2013. We believe that our current capital resources will allow us to complete the project.  However, there are a number of factors that could affect completion of the project, including:  (i) a significant decline in metals prices, (ii) a reduction in available cash or credit, whether arising from decreased cash flow or other uses of available cash, (iii) increased regulatory burden, or (iv) a significant increase in operating or capital costs.

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

The Casa Berardi Segment

On June 1, 2013, we completed the acquisition of all of the issued and outstanding common shares of Aurizon for total consideration of CDN$740.8 million (US$714.5 million). See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The acquisition gives us 100% ownership of the producing Casa Berardi gold mine, along with interests in various gold exploration properties in the Abitibi region of north-western Quebec, Canada. The tabular information below reflects our ownership of the Casa Berardi mine commencing on June 1, 2013.

The following is information on the operating results and key production statistics of our Casa Berardi segment (dollars are in thousands, except for per ton and per ounce amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
Sales	$27,389	$37,509
Cost of sales and other direct production costs	(21,595)	(29,826)
Depreciation, depletion and amortization	(3,271)	(6,594)
Gross profit	$2,523	$1,089
Tons of ore milled	142,231	202,711
Production:
Gold (ounces)	23,406	30,146
Silver (ounces)	5,176	6,964
Payable metal quantities sold:
Gold (ounces)	20,972	28,472
Silver (ounces)	5,046	9,946
Ore grades:
Gold ounces per ton	0.18	0.17
Silver ounces per ton	0.041	0.039
Mining cost per ton	147.55	135.86
Milling cost per ton	25.38	23.15
Cash Cost, After By-product Credits, per Gold Ounce (1)	1,066	1,086

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

Gross profit and Cash Cost, After By-product Credits, per Gold Ounce were impacted by lower than anticipated gold ore grades resulting from delays in production preparation in stopes located in a higher grade zone. We expect the average gold grade to increase in the fourth quarter of 2013.

The Casa Berardi mine is currently undergoing a shaft deepening project which is expected to be completed by the end of the first quarter of 2014 and is designed to increase production and extend mine life. Recent mine enhancements include a new paste fill facility and a concrete plant, which, we believe, will improve operational efficiency.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for the third quarter and first nine months of 2013:

We believe the identification of silver as a by-product credit is appropriate at Casa Berardi because of its lower economic value compared to gold and due to the fact that gold is the primary product we intend to produce there. In addition, we do not receive sufficient revenue from silver at Casa Berardi to warrant classification of such as a co-product. Because we consider silver to be a by-product of our gold production at Casa Berardi, the values of these metals offset operating costs within our calculations of Cash Cost, After By-product Credits, per Gold Ounce.

Corporate Matters

Employee Benefit Plans

Our three defined benefit pension plans, while affording a significant benefit to our employees, also represent a significant liability. The liability recorded for the funded status of our plans was $30.2 million and $30.9 million, as of September 30, 2013 and December 31, 2012, respectively. We made contributions of $0.7 million thus far during 2013, with additional contributions of $0.3 million anticipated during the rest of 2013. While the economic variables which will determine future cash requirements are uncertain, we expect contributions to increase in future years. See Note 7 of Notes to Condensed Consolidated Financial Statements for more information.

Effective July 1, 2013, we amended our pension plan. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Income Taxes

We continue to have a net deferred tax asset in the U.S., and as a result of our acquisition of Aurizon, a net deferred tax liability in Canada. Our U.S. net deferred tax asset at September 30, 2013 totaled $112.1 million, or 5% of total assets, a decrease of $3.7 million from the $115.8 million net deferred tax asset at December 31, 2012. The largest component of the deferred tax asset is deferred reclamation, of which the majority will be realized in the next two years, assuming adequate taxable income. The next largest component derives from the tax effect of past net operating losses carried forward to be applied against current income to determine cash income tax liability. Each reporting period we assess our deferred tax assets utilizing long-range forecasts to provide reasonable assurance that they will be realized through future earnings. At September 30, 2013, we retained a valuation allowance on U.S. deferred tax assets of $4.0 million primarily for foreign tax credits. A $23.4 million valuation allowance remains on deferred tax assets in foreign jurisdictions.

Our net Canadian deferred tax liability at September 30, 2013 was $172.8 million, with no corresponding balance as of December 31, 2012. The deferred tax liability is the result of the acquisition of Aurizon completed on June 1, 2013. See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The deferred tax liability is primarily related to the tax impact of the fair market value of the assets acquired over the tax bases of those assets for Canadian tax reporting, with the majority of that value allocated to mineral resources and reserves.

We currently expect the effective tax rate for 2013 to be approximately 38% before discrete tax adjustments and foreign losses for which no tax benefit is recognized. For the nine months ended September 30, 2013, the tax provision represents an 8% effective tax rate as a result of the discrete tax adjustment for the one-time acquisition costs incurred for the Aurizon acquisition and the inability to recognize the benefits for current losses in foreign jurisdictions.

Reconciliation of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The tables below present reconciliations between the non-GAAP measures of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits to the GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization for our operations at the Greens Creek, Lucky Friday, and Casa Berardi units for the three and nine months ended September 30, 2013 and 2012 (in thousands, except costs per ounce).

Cash Cost, After By-product Credits is an important operating statistic that we utilize to measure each mine's operating performance. It also allows us to benchmark the performance of each of our mines versus those of our competitors. As a primary silver mining company, we also use the statistic on an aggregate basis - aggregating the Greens Creek and Lucky Friday mines, but not Casa Berardi, which is a primary gold mine - to compare our performance with that of other primary silver mining companies. Similarly, the statistic is useful in identifying acquisition and investment opportunities as it provides a common tool for measuring the financial performance of other mines with varying geologic, metallurgical and operating characteristics.

Cash Cost, Before By-product Credits include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining expense, on-site general and administrative costs, royalties and mining production taxes. By-product credits include revenues earned from all metals other than the primary metal produced at each unit. Cash Cost, After By-product Credits, per Ounce, provides management and investors an indication of net cash flow, after consideration of the average price, received from production. Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective. Cash Cost, After By-product Credits, per Ounce is a measure developed by precious metals companies (including the Silver Institute) in an effort to provide a uniform standard for comparison purposes. There can be no assurance, however, that our reporting of this non-GAAP measure is the same as that reported by other mining companies.

The Casa Berardi section below reports Cash Cost, After By-product Credits, per Gold Ounce for the production of gold, its primary product, and by-product revenues earned from silver, which is a by-product at Casa Berardi. Only costs and ounces produced relating to units with the same primary product are combined to represent Cash Cost, After By-product Credits, per Ounce. Thus, the gold produced at our Casa Berardi unit is not included as a by-product credit when calculating Cash Cost, After By-product Credits, per Silver Ounce for the total of Greens Creek and Lucky Friday, our combined silver properties.

As depicted in the Greens Creek Unit and the Lucky Friday Unit tables below, by-product credits comprise an essential element of our silver unit cost structure. By-product credits constitute an important competitive distinction for our silver operations due to the polymetallic nature of their orebodies. By-product credits included in our presentation of Cash Cost, After By-product Credits, per Silver Ounce include:

	Total, Greens Creek and Lucky Friday Units
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
By-product value, all silver properties:
Zinc	$(17,911)	$(21,001)	$(56,851)	$(64,147)
Gold	(14,979)	(18,904)	(51,416)	(53,660)
Lead	(13,244)	(7,872)	(33,768)	(21,676)
Total by-product credits	$(46,134)	$(47,777)	$(142,035)	$(139,483)

By-product credits per silver ounce, all silver properties
Zinc	$(7.83)	$(12.97)	$(8.85)	$(14.87)
Gold	(6.55)	(11.68)	(8.00)	(12.44)
Lead	(5.79)	(4.86)	(5.26)	(5.03)
Total by-product credits	$(20.17)	$(29.51)	$(22.11)	$(32.34)

By-product credits included in our presentation of Cash Cost, After By-product Credits, per Gold Ounce for our Casa Berardi Unit include:

	Casa Berardi Unit
	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
Silver by-product value	$(113)	$(150)
Silver by-product credits per gold ounce	$(4.83)	$(4.98)

Cost of sales and other direct production costs and depreciation, depletion and amortization is the most comparable financial measure calculated in accordance with GAAP to Cash Cost, After By-product Credits.  The sum of the cost of sales and other direct production costs and depreciation, depletion and amortization for our operating units in the tables below is presented in our Condensed Consolidated Statement of Operations and Comprehensive Income (Unaudited) (in thousands).

	Total, Greens Creek and Lucky Friday Units
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cash Cost, Before By-product Credits (1)	$63,087	$53,479	$184,787	$149,570
By-product credits	(46,134)	(47,778)	(142,035)	(139,483)
Cash Cost, After By-product Credits	16,953	5,701	42,752	10,087
Divided by silver ounces produced	2,287	1,619	6,424	4,313
Cash Cost, Before By-product Credits, per Silver Ounce	$27.57	$33.03	$28.76	$34.68
By-product credits per silver ounce	$(20.17)	$(29.51)	$(22.11)	$(32.34)
Cash Cost, After By-product Credits, per Silver Ounce	$7.40	$3.52	$6.65	$2.34
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$16,953	$5,701	$42,752	$10,087
Depreciation, depletion and amortization	15,735	11,601	46,630	31,141
Treatment costs	(18,486)	(18,351)	(56,055)	(52,210)
By-product credits	46,134	47,778	142,035	139,483
Change in product inventory	7	(1,944)	3,839	1,962
Reclamation and other costs	734	(223)	1,373	101
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$61,077	$44,562	$180,574	$130,564

	Greens Creek Unit
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cash Cost, Before by-Product Credits (1)	$47,340	$53,479	$152,590	$149,570
By-product credits	(38,294)	(47,778)	(129,138)	(139,483)
Cash Cost, After By-product Credits	9,046	5,701	23,452	10,087
Divided by silver ounces produced	1,808	1,619	5,607	4,313
Cash Cost, Before By-product Credits, per Silver Ounce	$26.18	$33.03	$27.21	$34.68
By-product credits per silver ounce	$(21.18)	$(29.51)	$(23.03)	$(32.34)
Cash Cost, After By-product Credits, per Silver Ounce	$5.00	$3.52	$4.18	$2.34
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$9,046	$5,701	$23,452	$10,087
Depreciation, depletion and amortization	13,694	11,601	41,116	31,141
Treatment costs	(15,269)	(18,351)	(50,575)	(52,210)
By-product credits	38,294	47,778	129,138	139,483
Change in product inventory	585	(1,944)	5,292	1,962
Reclamation and other costs	688	(223)	1,312	101
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$47,038	$44,562	$149,735	$130,564

	Lucky Friday Unit (2)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total Cash Cost, Before By-product Credits (1)	$15,747	$—	$32,197	$—
By-product credits	(7,840)	—	(12,897)	—
Total Cash Cost, After By-product Credits	7,907	—	19,300	—
Divided by silver ounces produced	479	—	817	—
Total Cash Cost, Before By-product Credits, per Silver Ounce	$32.87	$—	$39.42	$—
By-product credits per silver ounce	$(16.37)	$—	$(15.79)	$—
Total Cash Cost, After By-product Credits, per Silver Ounce	$16.50	$—	$23.63	$—
Reconciliation to GAAP:
Total Cash Cost, After By-product Credits	$7,907	$—	$19,300	$—
Depreciation, depletion and amortization	2,041	—	5,514	—
Treatment costs	(3,217)	—	(5,480)	—
By-product credits	7,840	—	12,897	—
Change in product inventory	(578)	—	(1,453)	—
Reclamation and other costs	47	—	61	—
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$14,040	$—	$30,839	$—

	Casa Berardi Unit (3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cash Cost, Before By-product Credits (1)	$25,068	$—	$32,874	$—
By-product credits	(113)	—	(150)	—
Cash Cost, After by-product credits	24,955	—	32,724	—
Divided by gold ounces produced	23,406	—	30,146	—
Cash Cost, Before By-product Credits, per Gold Ounce	$1,070.82	$—	$1,090.49	$—
By-product credits per gold ounce	$(4.83)	$—	$(4.98)	$—
Cash Cost, After By-product Credits, per Gold Ounce	$1,065.99	$—	$1,085.51	$—
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$24,957	$—	$32,724	$—
Depreciation, depletion and amortization	3,271	—	6,594	—
Treatment costs	(78)	—	(87)	—
By-product credits	113	—	150	—
Change in product inventory	(3,456)	—	(3,042)	—
Reclamation and other costs	59	—	81	—
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$24,866	$—	$36,420	$—

	Total, All Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$41,910	$5,701	$75,476	$10,087
Depreciation, depletion and amortization	19,006	11,601	53,224	31,141
Treatment costs	(18,564)	(18,351)	(56,142)	(52,210)
By-product credits	46,247	47,778	142,185	139,483
Change in product inventory	(3,449)	(1,944)	797	1,962
Reclamation and other costs	793	(223)	1,454	101
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$85,943	$44,562	$216,994	$130,564

(1)

Includes all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mining production taxes, after by-product revenues earned from all metals other than the primary metal produced at each unit.

(2)

Production was temporarily suspended at the Lucky Friday unit during 2012 as work was performed to rehabilitate the Silver Shaft, the primary access from surface to the underground workings at the Lucky Friday mine. See the Lucky Friday Segment section above for further discussion of the Silver Shaft work and temporary suspension of operations. Care and maintenance-related income and costs incurred at the Lucky Friday unit during the suspension of production are included in a separate line item under Other operating expenses on the Condensed Consolidated Statement of Operations and Comprehensive Income (Unaudited), and have been excluded from the calculation of total cash costs for the three- and nine- month periods ended September 30, 2013 and 2012.

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

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	September 30, 2013	December 31, 2012
Cash and cash equivalents held in U.S. dollars	$146.5	$190.8
Cash and cash equivalents held in foreign currency	91.3	0.2
Total cash and cash equivalents	237.8	191.0
Marketable equity securities - non-current	8.4	9.6
Total cash, cash equivalents and investments	$246.2	$200.6

Cash and cash equivalents increased by $46.8 million in the first nine months of 2013, as discussed below, while the value of non-current marketable equity securities decreased by $1.2 million. The decrease in value of our marketable securities is the result of unrecognized losses on equity investments, partially offset by the purchase of investments for approximately $5.7 million and securities obtained as part of the acquisition of Aurizon having a value of approximately $0.8 million.

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

On April 12, 2013, we completed an offering of senior notes in the total principal amount of US$500 million, as discussed in Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited). The net proceeds from the offering of the notes of $490 million were used to partially fund the acquisition of Aurizon and for general corporate purposes, including expenses related to the Aurizon acquisition. The notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for.  Interest on the notes is payable on May 1 and November 1 of each year, commencing November 1, 2013.

In 2011, we settled Hecla Limited's Coeur d'Alene Basin environmental litigation and related claims pursuant to a Consent Decree entered by the Court on September 8, 2011.  Payments of approximately $168 million, $25 million, and $15 million (and related interest) were made in October 2011, 2012, and 2013, respectively, pursuant to the terms of the Consent Decree. After the $15 million payment made in October 2013, Hecla Limited's remaining obligation under the Consent Decree consists of approximately $55.4 million by August 2014, payable in quarterly payments as proceeds from the exercise of any outstanding Series 1 and Series 3 warrants are received (if any), with the remaining balance, if any, due in August 2014.

The #4 Shaft project, which is discussed further in the Lucky Friday Segment section above, is expected to involve capital expenditures of approximately $200 million, including approximately $121 million that has been spent on the project as of September 30, 2013.

Pursuant to our common stock dividend policy described in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), our Board of Directors declared and paid common dividends totaling $17.1 million in 2012 and $5.2 million in the first nine months of 2013. On November 4, 2013, our Board of Directors declared a common stock dividend totaling $0.9 million payable in January 2014. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of common stock dividends is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay dividends on our common stock in the future.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of September 30, 2013, 400,300 shares have been repurchased under the program, at an average price of $5.56 per share, leaving 19.6 million shares that may yet be purchased under the program. The closing price of our common stock at November 1, 2013, was $3.14 per share.

As discussed in The Greens Creek Segment section above, we anticipate that in late-2013 or early-2014 we will complete development of a revised plan for reclamation and closure of the Greens Creek mine at the end of its life. Although revision of the plan has not been completed, preliminary work has led us to believe that it will result in a significant increase in estimated closure costs, which will require us to provide increased bond coverage. In the fourth quarter of 2012, we updated our asset retirement obligation at Greens Creek to reflect a preliminary revised reclamation and closure plan having estimated undiscounted costs of approximately $73.9 million. As part of the revised closure plan, we will be required to increase our current $30 million reclamation bond for Greens Creek. Although we do not know the amount of such increase, it likely will be a material amount, and there can be no assurance that this bonding capacity will be available to us at that time.

As a result of our current cash balances, including cash obtained in the acquisition of Aurizon, the performance of our current operations, current metals prices, and full availability of our $100 million revolving credit agreement, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing (including equity issuances) if needed will be adequate to meet our obligations during the next 12 months. These obligations include, but are not limited to: debt service obligations related to the senior notes issued in April 2013, the required environmental settlement payments previously discussed, capital outlays for the #4 Shaft project and other capital expenditures, including with respect to projects obtained in the acquisition of Aurizon, potential repurchases of our common stock under the program described above, and payment of potential common stock dividends, if declared by our board of directors.  We currently estimate that a total of approximately $163 million will be spent on capital expenditures for equipment, infrastructure, and development at our Lucky Friday, Greens Creek, and Casa Berardi units in 2013, including approximately $113 million already spent as of September 30, 2013.  We also estimate that exploration and pre-development expenditures will total approximately $35 million in 2013, including approximately $31 million already spent as of September 30, 2013. However, capital, exploration, and pre-development expenditures may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate costs, sources of liquidity available to us, our ability to successfully integrate operations acquired from Aurizon, and other factors. However, a sustained downturn in metals prices or significant increase in operational or capital costs, other uses of cash, or other factors beyond our control could impact our plans.

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash provided by operating activities (in millions)	$5.1	$66.5

Cash provided by operating activities in the first nine months of 2013 decreased by $61.4 million compared to the same period in 2012 primarily due to lower income, as adjusted for non-cash items. As discussed above, the lower income is primarily attributable to lower precious metals prices, costs related to the acquisition of Aurizon, and interest expense related to the senior notes issued in April 2013. In addition, working capital and other operating asset and liability changes resulted in a net cash flow decrease of $16.0 million in the first nine months of 2013 compared to a net decrease in cash flows of $14.3 million in the 2012 period.   The $1.7 million variance in cash flows due to working capital changes is mainly attributable to reductions in accrued taxes due to the impact of lower metals prices on profits at our operations, and higher accounts receivable due primarily to a shipment of concentrates at Greens Creek at the end of September 2013 having value of approximately $25 million, for which no cash had been received as of September 30, 2013.   These variances were partially offset by higher accounts payable and accrued reclamation balances mainly due to the acquisition of Aurizon.

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash used in investing activities (in millions)	$(437.8)	$(83.8)

During the first nine months of 2013, we recognized a cash outflow for the acquisition of Aurizon, net of cash acquired, of $321.1 million, as discussed above. We also invested $112.8 million in capital expenditures, exclusive of $7.7 million in non-cash capital lease additions, an increase of $31.5 million compared to the same period in 2012. The increase in capital expenditures is due primarily to the addition of the Casa Berardi unit, where we incurred capital expenditures of approximately $22.8 million since its acquisition.  During the first nine months of 2013, we purchased marketable securities having a cost basis of $5.7 million, and sold investments having a cost basis of $1.6 million for proceeds of $1.8 million. During the first nine months of 2012, we purchased marketable securities having a cost basis of $3.3 million. In addition, we acquired the Monte Cristo property in Nevada for approximately $4.5 million in July 2012.

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash used in financing activities (in millions)	$477.8	$(16.9)

We received proceeds from the issuance of the senior notes in April 2013, net of initial purchaser discount, of $490 million, and incurred fees of $1.5 million related to the issuance of the notes. During the first nine months of 2013 and 2012, we paid cash dividends on our common stock totaling $5.1 million and $10.7 million, respectively, and cash dividends of $0.4 million on our Series B Preferred Stock during both periods. We made repayments on our capital leases of $5.2 million and $4.6 million in the nine month periods ended September 30, 2013 and 2012, respectively.

During the nine months ended September 30, 2013, exchange fluctuations between the U.S. dollar and Canadian dollar resulted in a $1.8 million increase in our cash balance, which is related to the Canadian cash balances and activity obtained through the acquisition of Aurizon. There was not a significant foreign exchange impact on our cash during the first nine months of 2012.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our, senior notes, litigation settlement, outstanding purchase orders, certain capital expenditures, our credit facility and lease arrangements as of September 30, 2013 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligation (1)	$24,961	$—	$—	$—	$24,961
Commitment fees (2)	975	813	—	—	1,788
Contractual obligations (3)	13,609	3,131	391	—	17,131
Capital lease commitments (4)	6,789	12,341	1,679	—	20,809
Operating lease commitments (5)	3,730	3,291	2,159	3,124	12,304
Coeur d'Alene Basin litigation settlement (6)	70,400	—	—	—	70,400
Surety maintenance fees (6)	270	—	—	—	270
Defined benefit pension plans (7)	2,684	7,952	9,409	1,171	21,216
Supplemental executive retirement plan (7)	320	658	684	2,437	4,099
Senior notes (8)	34,375	68,750	68,750	588,802	760,677
Casa Berardi reclamation deposit (9)	2,757	—	—	—	2,757
Total contractual cash obligations	$158,502	$88,984	$73,663	$594,363	$936,412

(1)

Consists of open purchase orders of approximately $5.6 million at the Greens Creek unit, $1.9 million at the Lucky Friday unit and $17.4 million as the Casa Berardi unit.  Included in these amounts are approximately $5.4 million, $1.1 million, and $13.6 million related to various capital projects at the Greens Creek, Lucky Friday, and Casa Berardi units, respectively.

(2)

In October 2009, we entered into a $60 million revolving credit agreement, which was amended several times to increase the amount available under the credit agreement to $100 million as of September 30, 2013. We are required to pay a standby fee, dependent on our leverage ratio, of between 0.825% and 1.05% per annum on undrawn amounts under the revolving credit agreement. There was no amount drawn under the revolving credit agreement as of September 30, 2013, and the amounts above assume no amounts will be drawn during the agreement’s term.  For more information on our credit facility, see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)

As of September 30, 2013, we were committed to approximately $2.8 million and $8.7 million for various capital projects at the Greens Creek, and Lucky Friday units, respectively, and $4.9 million and $0.4 million for various non-capital items at Casa Berardi and Greens Creek, respectively.

(4)

Includes scheduled capital lease payments of $17.1 million and $3.6 million (including interest), respectively, for equipment at our Greens Creek and Lucky Friday units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

(6)

On September 8, 2011, a Consent Decree settling the Coeur d'Alene Basin environmental litigation and related claims was entered by the U.S. District Court in Idaho. Our remaining obligation under the terms of the settlement, after the $15 million paid in October 2013, is approximately $55.4 million by August 2014, payable in quarterly payments as proceeds from the exercise of any outstanding Series 1 and Series 3 warrants are received (if any), with the remaining balance, if any, due in August 2014. These payments are secured by a third party surety for which Hecla Limited pays an annual maintenance fee of 0.556% of the remaining obligation balance.

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

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At September 30, 2013, our liabilities for these matters totaled $124.3 million, including $71.3 million (which includes $15 million paid in October 2013) for the net present value of Hecla Limited's liability relating to the Coeur d'Alene River Basin in North Idaho.   On September 8, 2011 a Consent Decree settling the Coeur d'Alene Basin environmental litigation and related claims was entered by the U.S. District Court in Idaho.  See the Financial Liquidity and Capital Resources section above for more information on the financial terms of the settlement.  Future expenditures related to closure, reclamation and environmental expenditures at our other sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. See The Greens Creek Segment above for more information regarding our closure and reclamation obligations. For additional information relating to our environmental obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At September 30, 2013, we had no existing off-balance sheet arrangements, as defined under Securities and Exchange Commission regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under Item 1A. — Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2012, as updated in Part II, Item 1A. — Risk Factors in our quarterly report on Form 10-Q for the period ended March 31, 2013, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in Exchange-Traded Funds, industrial demand, and consumer demand. Gold demand arises primarily from investment and consumer demand.  Investment demand for silver and gold has been relatively strong over the past three years and is influenced by various factors, including:  the value of the U.S. Dollar and other currencies, expanding U.S. budget deficits, widening availability of exchange-traded commodity funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertainty towards a global economic recovery could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  Consumer demand is driven significantly by demand for jewelry and similar retail products. We believe that global economic conditions are improving, though slowly and unevenly, and that industrial and economic trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer demand growth for silver and gold and industrial demand growth for silver.  However, there can be no assurance whether these trends will continue or as to how they will impact prices of the metals we produce. In the past, we have recorded impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

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

We utilize financially-settled forward contracts to manage our exposure to changes in prices for silver, gold, zinc and lead.  See Item 3. Quantitative and Qualitative Disclosures About Market Risk - Commodity-Price Risk Management below for more information on our contract programs.  These contracts do not qualify for hedge accounting and are therefore marked-to-market through earnings each period.  Changes in silver, gold, zinc and lead prices between the dates that the contracts are entered into and their settlements will result in changes to the fair value asset or liability associated with the contracts, with a corresponding gain or loss recognized in earnings.

Obligations for Environmental, Reclamation and Closure Matters

One of the most significant liabilities on our balance sheet is for accrued reclamation and closure costs. In the past we have conducted considerable remediation work at sites in the United States for which remediation requirements were not yet fully determined, nor had they been agreed to by us and various regulatory agencies with oversight over the properties. We have estimated our liabilities under appropriate accounting guidance, and on at least an annual basis – more frequently if warranted – management reviews our liabilities with our audit committee. However, the ranges of liability proposed by the plaintiffs in environmental proceedings in the past have considerably exceeded the liabilities we had recognized (and may do so in the future). While the settlement of the Coeur d'Alene Basin litigation has resolved and fixed our largest and most significant environmental risk, other risks remain unresolved. If substantial damages were awarded, claims were settled, or remediation costs incurred in excess of our accruals, our financial results or condition could be materially adversely affected.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at September 30, 2013, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Item 1A. – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2012, as updated in Part II, Item 1A. - Risk Factors in our quarterly reports on Forms 10-Q for the periods ended March 31, 2013 and June 30, 2013).

Commodity-Price Risk Management

At times, we use financially-settled forward contracts, and we may use commodity swap contracts, to manage our exposure to fluctuation in the prices of certain metals that we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to price fluctuations. These instruments do, however, expose us to (i) credit risk in the event of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered by contract positions.

We use financially-settled forward contracts to sell silver, gold, zinc and lead at fixed prices for settlement at approximately the same time that our unsettled concentrate sales contracts will settle.  The settlement of each concentrate lot is based on the average spot price of the metal during the month of settlement, which may differ from the prices used to record the sale when the sale takes place.  The objective of the contracts is to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At September 30, 2013 we recorded a current asset of approximately $1.4 million, which is included in other current assets, for the fair value of the contracts. We recognized a $0.3 million net gain on the contracts during the first nine months of 2013, which is included in sales of products.  The net gains recognized on the contracts offset price adjustments on our provisional concentrate sales related to changes to silver, gold, zinc and lead prices between the time of sale and final settlement.

We also use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  At September 30, 2013 we recorded a current asset of $8.0 million, which is included in other current assets, and a non-current asset of $9.3 million, which is included in other non-current assets, for the fair value of the contracts. We recognized a $23.5 million net gain on the contracts, which includes $9.7 million in gains realized on settled contracts during the first nine months of 2013. The net gains on these contracts are included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.  The gains recognized during the first nine months of 2013 are the result of decreasing lead and zinc prices through the end of the period.  This program is designed and intended to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following table summarizes the quantities of metals committed under forward sales contracts at September 30, 2013:

	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver (ounces)	Gold (ounces)	Zinc (pounds)	Lead (pounds)	Silver (ounces)	Gold (ounces)	Zinc (pounds)	Lead (pounds)
Contracts on provisional sales
2013 settlements	1,384	5	16,975	8,047	$22.40	$1,354	$0.87	$0.97

Contracts on forecasted sales
2013 settlements	—	—	3,527	4,079	—	—	$0.95	$1.07
2014 settlements	—	—	60,516	47,619	—	—	$0.99	$1.05
2015 settlements	—	—	42,769	39,628	—	—	$0.96	$1.07

Provisional Sales

Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfers to the smelter (generally at the time of shipment) at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the smelter and the final settlement with the smelter we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the smelter.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our annual reported filed on Form 10-K for the year ended December 31, 2012, as updated in Part II, Item 1A. — Risk Factors in our quarterly report on Form 10-Q for the period ended March 31, 2013, for more information).  At September 30, 2013, metals contained in concentrates and exposed to future price changes totaled approximately 1.6 million ounces of silver, 6,591 ounces of gold, 9,254 tons of zinc, and 4,396 tons of lead.  If the price for each metal were to change by ten percent, the change in the total value of the concentrates sold would be approximately $6.8 million.  However, as noted in Commodity-Price Risk Management above, we utilize a program designed to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates of the currencies involved, particularly between the U.S. dollar and Canadian dollar. On June 1, 2013, we completed the acquisition of Aurizon Mines Ltd., which gave us ownership of the Casa Berardi mine and various mineral interests in Quebec, Canada. See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. We have determined that the functional currency for our Canadian operations is the U.S. dollar. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from Canadian dollars to U.S. dollars are recorded to earnings each period. For the nine-month period ended September 30, 2013, we recognized net foreign exchanges losses of $1.1 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. We currently do not utilize forward contracts or other contracts to manage our exposure to foreign currency fluctuations, but we may do so in the future. See Item 1A. – Risk Factors - Our foreign activities are subject to additional inherent risks in our annual report filed on Form 10-K for the year ended December 31, 2012, as updated in Part II, Item 1A. - Risk Factors in our quarterly report on Form 10-Q for the period ended June 30, 2013. A one percent change in the exchange rate between the U.S. dollar and Canadian dollar from the rate at September 30, 2013 would have resulted in a change of approximately $1.0 million in our net foreign exchange losses recognized.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of September 30, 2013, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On June 1, 2013, we completed the acquisition of Aurizon Mines Ltd. We have commenced the process of assessing the effectiveness of our internal controls over financial reporting for the newly-acquired Aurizon operations, using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). We plan to include the newly-acquired operations in our assessment of internal controls as of December 31, 2013.

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

Item 1A.    Risk Factors

Item 1A – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2012, as updated in Part II, Item 1A. - Risk Factors in our quarterly report on Form 10-Q for the periods ended March 31, 2013 and June 30, 2013, set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results.

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

HECLA MINING COMPANY (Registrant)

Date: November 5, 2013	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date: November 5, 2013	By:	/s/ James A. Sabala
James A. Sabala, Senior Vice President and
Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – September 30, 2013

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

4.3(a)

Indenture dated as of April 12, 2013 among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 15, 2013 (File No. 1-8491), and incorporated herein by reference.

4.3(b)

Registration Rights Agreement, dated as of April 12, 2013, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Scotia Capital (USA) Inc., Representatives of the Initial Purchasers. Filed as exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on April 15, 2013 (File No. 1-8491), and incorporated herein by reference.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act. *

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Labels.

101.PRE	XBRL Taxonomy Extension Presentation.

* Filed herewith.