Form 10-K
period 2013-12-31
HECLA MINING CO/DE/
filed 2014-02-19
CIK 719413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended December 31, 2013

Commission file No. 1-8491

HECLA MINING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	77–0664171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6500 N. Mineral Drive, Suite 200 Coeur d’Alene, Idaho	83815-9408
(Address of principal executive offices)	(Zip Code)

208-769-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.25 per share	New York Stock Exchange
Series B Cumulative Convertible Preferred Stock, par value $0.25 per share	New York Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ✔No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No ✔

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ✔No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ✔No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒                                                             Accelerated Filer  ☐

Non-Accelerated Filer  ☐                                                                Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates was $1,015,760,330 as of June 30, 2013. There were 342,638,214 shares of the registrant’s Common Stock outstanding as of June 30, 2013, and 342,667,114 shares as of February 14, 2014.

Documents incorporated by reference herein:

To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 2014 Annual Meeting of Shareholders of the registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the registrant’s 2013 fiscal year, is incorporated herein by reference. See Part III.

TABLE OF CONTENTS

Special Note on Forward-Looking Statements	1
PART I	1
Item 1. Business	1
Introduction	1
Products and Segments	4
Employees	6
Available Information	6
Item 1A. Risk Factors	6
Item 1B. Unresolved Staff Comments	25
Item 2. Properties	25
The Greens Creek Unit	25
The Lucky Friday Unit	29
The Casa Berardi Unit	34
Item 3. Legal Proceedings	38
Item 4. Mine Safety Disclosures	38
PART II	38
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	38
Item 6. Selected Financial Data	41
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Overview	42
Results of Operations	45
The Greens Creek Segment	46
The Lucky Friday Segment	50
The Casa Berardi Segment	52
Corporate Matters	54
Reconciliation of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)	55
Reconciliation of Earnings Before Interest, Taxes, Depreciation, and Amortization (non-GAAP) to Net Income (Loss) (GAAP)	59
Financial Liquidity and Capital Resources	59
Contractual Obligations and Contingent Liabilities and Commitments	62
Off-Balance Sheet Arrangements	64
Critical Accounting Estimates	64
New Accounting Pronouncements	66
Forward-Looking Statements	66
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	66
Commodity-Price Risk Management	66
Provisional Sales	66
Foreign Currency	67
Item 8. Financial Statements and Supplementary Data	67
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	68
Item 9A. Controls and Procedures	68
Disclosure Controls and Procedures	68
Management’s Annual Report on Internal Control over Financial Reporting	68
Attestation Report of Independent Registered Public Accounting Firm	70
PART III	70
Item 10. Directors, Executive Officers and Corporate Governance	71

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Item 1A. Risk Factors and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. Projections and other forward-looking statements included in this report have been prepared based on assumptions, which we believe to be reasonable, but not in accordance with United States generally accepted accounting principles (“GAAP”) or any guidelines of the Securities and Exchange Commission (“SEC”). Actual results may vary, perhaps materially. You are strongly cautioned not to place undue reliance on such projections and other forward-looking statements. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We produce lead, zinc and bulk concentrates, which we sell to custom smelters, and unrefined bullion bars (doré) containing gold and silver, which are further refined before sale to precious metals traders.  We are organized and managed into three segments that encompass our operating units: the Greens Creek, Lucky Friday, and Casa Berardi units.

The map below shows the locations of our operating units and our exploration and pre-development projects, as well as our corporate offices located in Coeur d’Alene, Idaho and Vancouver, British Columbia.

Greens Creek
Admiralty Island, Alaska
Corporate Office
Vancouver, BC
Corporate Office
Coeur d'Alene, Idaho
Silver Valley
Wallace, Idaho
Lucky Friday
Mullan, Idaho
Monte Cristo
Esmeralda Co., Nevada
San Juan Silver
Creede, Colorado
San Sebastian
Durango, Mexico
Opinaca / Wildcat
James Bay, Quebec
Casa Berardi
Val d'Or, Quebec
Fayolle
Val d'Or, Quebec
Heva–Hosco
Val d'Or, Quebec
corporate office
operating property
pre-development project
exploration project

Our current business strategy is to focus our financial and human resources in the following areas:

•	Operating our properties safely, in an environmentally responsible manner, and cost-effectively.

•	Optimizing and improving operations at our Casa Berardi unit, which, along with other mineral interests, was obtained as a result of our acquisition of Aurizon Mines, Ltd. ("Aurizon").

•	Expanding our proven and probable reserves and production capacity at our operating properties.

•

Maintaining and investing in exploration and pre-development projects in the vicinities of five mining districts we believe to be under-explored and under-invested: North Idaho's Silver Valley in the historic Coeur d'Alene Mining District; our Greens Creek unit on Alaska's Admiralty Island located near Juneau; the silver-producing district near Durango, Mexico; the Abitibi region of north-western Quebec, Canada; and the Creede district of Southwestern Colorado.

•

Continuing to seek opportunities to acquire and invest in mining properties and companies. Examples include our acquisition of the Monte Cristo property in Nevada, investments in Dolly Varden Silver Corporation, Canamex Resources Corp., Brixton Metals Corporation, and Typhoon Exploration Inc. in 2012 and 2013, and the acquisition of Aurizon discussed further below.

Below is a summary of net income (loss) for each of the last five years (in thousands):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Net income (loss)	$(25,130)	$14,954	$151,164	$48,983	$67,826

Our financial results over the last five years have been impacted by:

•	Fluctuations in prices of the metals we produce. The average, high and low daily closing market prices for silver, gold, lead and zinc for each of the last five years are as follows:

	2013	2012	2011	2010	2009
Silver (per oz.):
Average	$23.83	$31.15	$35.11	$20.16	$14.65
High	$32.23	$37.23	$48.70	$30.70	$19.18
Low	$18.61	$26.67	$26.16	$15.14	$10.51
Gold (per oz.):
Average	$1,411	$1,669	$1,569	$1,225	$973
High	$1,694	$1,792	$1,895	$1,421	$1,213
Low	$1,192	$1,540	$1,319	$1,058	$810
Lead (per lb.):
Average	$0.97	$0.94	$1.09	$0.97	$0.78
High	$1.11	$1.06	$1.33	$1.18	$1.11
Low	$0.88	$0.79	$0.81	$0.71	$0.45
Zinc (per lb.):
Average	$0.87	$0.88	$1.00	$0.98	$0.75
High	$0.99	$0.99	$1.15	$1.20	$1.17
Low	$0.81	$0.80	$0.79	$0.72	$0.48

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for a summary of average market and realized prices for each of the three years ended December 31, 2013, 2012 and 2011.   Our results of operations are significantly impacted by fluctuations in the prices of silver, gold, lead and zinc, which are affected by numerous factors beyond our control.  See Item 1A. Risk Factors – Financial Risks – A substantial or extended decline in metals prices would have a material adverse effect on us for information on a number of the various factors that can impact prices of the metals we produce. Hecla’s average realized prices for silver, gold, and zinc were lower in 2013 compared to 2012, while the average realized price for lead increased. Average realized prices for silver, lead, and zinc decreased in 2012 compared to 2011, while gold prices increased.  We believe that market metal price trends are a significant factor in our operating and financial performance.  We are unable to predict fluctuations in prices for metals and have limited control over the timing of our concentrate shipments. However, in April 2010, we began utilizing financially-settled forward contracts for lead and zinc with the objective of managing the exposure to changes in prices of lead and zinc contained in our concentrate shipments between the time of sale and final settlement. In addition, in July 2013, we initiated a similar program for silver and gold with the objective of managing exposure to changes in prices for those metals contained in our concentrate shipments.  See Note 10 of Notes to Consolidated Financial Statements for more information on our base and precious metal forward contract programs.

•

Cost of sales and other direct production costs of $235.3 million in 2013, $134.1 million in 2012 and $165.6 million in 2011.  During 2012 and 2013, costs of sales and other direct production costs were impacted by the temporary suspension of production at the Lucky Friday mine during most of 2012 and by the acquisition of the Casa Berardi mine during 2013. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for more information.

•

$25.3 million in suspension-related costs at our Lucky Friday unit in 2012, including $6.3 million in depreciation, depletion, and amortization. We recognized suspension-related income of $1.4 million in 2013 due to the receipt of business interruption insurance proceeds related to the suspension period. Limited production recommenced at the Lucky Friday unit in the first quarter of 2013, and the mine resumed full production in September 2013. See The Lucky Friday Segment section for more information on the temporary suspension of production.

•

Exploration and pre-development expenditures totaling $37.7 million, $49.7 million, $31.4 million, $21.6 million and $9.2 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

•

Provision for closed operations and environmental matters of $5.4 million, $4.7 million, $9.7 million, $201.1 million and $7.7 million, respectively, for the years ended December 31, 2013, 2012, 2011, 2010, and 2009.  The $201.1 provision in 2010 included $193.2 million accrued for environmental obligations in Idaho’s Coeur d’Alene Basin as a result of an agreement with the United States, the Coeur d’Alene Indian Tribe, and the State of Idaho on financial terms that would be incorporated into a comprehensive settlement of the Coeur d’Alene Basin environmental litigation and related claims. The settlement was finalized upon entry of the Consent Decree by the Court in September 2011.

•

Net gain on base metal forward contracts of $18.0 million in 2013, a net loss of $10.5 million in 2012, a net gain of $38.0 million in 2011, and a net loss of $20.8 million in 2010. These gains and losses are related to financially-settled forward contracts on forecasted zinc and lead production as part of a risk management program initiated in 2010.  See Note 10 of Notes to Consolidated Financial Statements for more information on our derivatives contracts.

•

Our acquisition of Aurizon for $714.5 million in June 2013, which was partially funded by the issuance of 6.875% Senior Notes due 2021 ("Senior Notes") in April 2013 for net proceeds of $490.0 million. We recognized expenses relating to the Aurizon acquisition of $26.4 million in 2013. In addition, in 2013 we recorded interest expense related to the Senior Notes, including amortization of issuance costs, of $19.1 million, net of $6.5 million in capitalized interest. See Note 16 of Notes to Consolidated Financial Statements for more information on the acquisition.

•

Our acquisition of the remaining 70.3% of the Greens Creek mine for $758.5 million in April 2008, a portion of which was funded by a $140.0 million term loan and $220.0 million bridge loan.  We recorded interest expense related to these loans, including amortization of loan fees and interest rate swap adjustments, of $10.1 million in 2009, net of $1.9 million in capitalized interest.  We also recorded approximately $6.0 million in expense in 2009 for additional debt-related fees.  We completed repayment of the bridge loan balance in February 2009 and repayment of the term loan balance in October 2009.

•	An increase in the number of shares of our common stock outstanding, which impacts our income (loss) per common share.

A comprehensive discussion of our financial results for the years ended December 31, 2013, 2012 and 2011, individual operating unit performance, general corporate expenses and other significant items can be found in Item 7. — Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, as well as the Consolidated Financial Statements and Notes thereto.

Products and Segments

Our segments are differentiated by geographic region. We produce zinc, lead and bulk concentrates at our Greens Creek unit and lead and zinc concentrates at our Lucky Friday unit, each of which we sell to custom smelters on contract, and unrefined gold and silver bullion bars (doré) at Greens Creek and Casa Berardi, which are shipped directly to customers or further refined before sale of the metals to precious metals traders. Casa Berardi also sells gold and silver extracted from carbon fines, which represented less than 2% of gold revenue for the segment. The concentrates produced at our Greens Creek and Lucky Friday units contain payable silver, zinc and lead, and the concentrates produced at Greens Creek also contain payable gold. Payable metals are those included in our products that can be recovered and sold by smelters and refiners. Our segments as of December 31, 2013 included:

•

The Greens Creek unit is located on Admiralty Island, near Juneau, Alaska. Greens Creek is 100% owned and has been in production since 1989, with a temporary care and maintenance period from April 1993 through July 1996.

•

The Lucky Friday unit located in northern Idaho. Lucky Friday is 100%-owned and has been a producing mine for us since 1958. Production at the Lucky Friday unit began ramping up during February 2013 following a period of temporary care and maintenance and no production in 2012 (see Item 2. Property Description, Operating Properties, The Lucky Friday Unit). Production reached the historical full throughput rate of 900 tons per day in mid-September, finishing the year averaging 827 tons per day in the fourth quarter.

•

The Casa Berardi unit located in the Abitibi region of north-western Quebec, Canada. Casa Berardi is 100% owned and was acquired on June 1, 2013 with the purchase of all issued and outstanding common shares of Aurizon Mines Ltd. ("Aurizon", see Note 16 of Notes to Consolidated Financial Statements). Aurizon had operated and produced from the Casa Berardi mine since late 2006 and began various mine enhancements, including a shaft deepening project which is expected to be completed in 2014 and a new paste fill facility completed in 2013 in an effort to improve operational efficiency.

The following chart illustrates the contributions to our consolidated sales by our operating units:

The table below summarizes our production for the years ended December 31, 2013, 2012 and 2011.  Zinc and lead production quantities are presented in short tons (“tons”).

	Year
	2013	2012	2011
Silver (ounces)	8,919,728	6,394,235	9,483,676
Gold (ounces)	119,989	55,496	56,818
Lead (tons)	30,374	21,074	39,150
Zinc (tons)	61,406	64,249	73,355

Licenses, Permits and Concessions

We are required to obtain various licenses and permits to operate our mines and conduct exploration and reclamation activities.  The suspension in production at the Lucky Friday unit during 2012 was pursuant to an order from the Federal Mine Safety and Health Administration. See Item 1A. Risk Factors - Legal, Market and Regulatory Risks - We are required to obtain governmental and lessor approvals and permits in order to conduct mining operations.  The operations and exploration activities at our Casa Berardi unit are subject to claims renewal and minimum work commitment requirements under the Quebec Mining Act. In addition, we conduct our exploration activities in Mexico pursuant to concessions granted by the Mexican government, which are subject to certain political risks associated with foreign operations.  See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks - Our foreign activities are subject to additional inherent risks.

Physical Assets

Our business is capital intensive and requires ongoing capital investment for the replacement, modernization or expansion of equipment and facilities and to develop new ore reserves.  At December 31, 2013, the book value of our property, plant, equipment and mineral interests, net of accumulated depreciation, was approximately $1.8 billion.  We maintain insurance policies against property loss and business interruption.  However, such insurance contains exclusions and limitations on coverage, and there can be no assurance that claims would be paid under such insurance policies in connection with a particular event.  See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks - Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

Employees

As of December 31, 2013, we employed 1,312 people, and we believe relations with our employees are generally good.

Many of the employees at our Lucky Friday unit are represented by a union. The current collective bargaining agreement with workers at our Lucky Friday unit expires on April 30, 2016. As a result of the requirement to remove built-up cementitious material from the Silver Shaft, underground access was limited and production temporarily suspended at the Lucky Friday, forcing Hecla Limited to lay off 121 employees in January 2012 (approximately 25 of those employees accepted temporary positions at other Hecla operations). With the resumption of production in early 2013, employment at the Lucky Friday returned to roughly its level prior to the suspension of production. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - The Lucky Friday Segment section for more information.

In March 2012, Hecla Limited received notice of a complaint filed against it by the United Steel Workers, Local 5114, with the Federal Mine Safety Health Review Commission for compensation for bargaining unit workers at the Lucky Friday mine who were idled as a result of the temporary suspension of production at the mine (see the Other Contingencies section of Note 7 of Notes to Consolidated Financial Statements for more information).

Available Information

Hecla Mining Company is a Delaware corporation. Our current holding company structure dates from the incorporation of Hecla Mining Company in 2006 and the renaming of our subsidiary (previously Hecla Mining Company) as Hecla Limited. Our principal executive offices are located at 6500 N. Mineral Drive, Suite 200, Coeur d’Alene, Idaho 83815-9408. Our telephone number is (208) 769-4100. Our web site address is www.hecla-mining.com. We file our annual, quarterly and current reports and any amendments to these reports with the SEC, copies of which are available on our website or from the SEC free of charge (www.sec.gov or 800-SEC-0330 or the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549). Charters of our audit, compensation, and corporate governance and directors’ nominating committees, as well as our Code of Ethics for the Chief Executive Officer and Senior Financial Officers and our Code of Business Conduct and Ethics for Directors, Officers and Employees, are also available on our website. We will provide copies of these materials to stockholders upon request using the above-listed contact information, directed to the attention of Investor Relations, or via e-mail request sent to hmc-info@hecla-mining.com.

We have included the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report. Additionally, we filed with the New York Stock Exchange (“NYSE”) the CEO’s certification regarding our compliance with the NYSE’s Corporate Governance Listing Standards (“Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards, which certification was dated June 5, 2013, and indicated that the CEO was not aware of any violations of the Listing Standards.

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

These factors are largely beyond our control and are difficult to predict. If the market prices for these metals fall below our production or development costs for a sustained period of time, we will experience losses and may have to discontinue exploration, development or operations, or incur asset write-downs at one or more of our properties. See Item 1. Business – Introduction for information on the average, high, and low daily closing prices for silver, gold, lead and zinc for the last five years. On February 14, 2014, the closing prices for silver, gold, lead and zinc were $21.09 per ounce, $1,320 per ounce, $0.96 per pound and $0.93 per pound, respectively.

The acquisition of Aurizon increased our exposure to gold price volatility.

The financial results of our Casa Berardi unit, obtained through the acquisition of Aurizon, are highly sensitive to changes in the price of gold, and the acquisition of Aurizon increased the sensitivity of our results to such changes. Gold prices fluctuate and are affected by numerous factors, including expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic crises and governmental policies with respect to gold holdings by central banks. The demand for and supply of gold affects gold prices but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold consists primarily of jewelry and investment demand. We do not used forward sale contracts, or other derivative products, to protect the price level of future gold sales at the Casa Berardi unit, thereby exposing those sales to commodity price risk.

An extended decline in metals prices, an increase in operating or capital costs, mine accidents or closures, increasing environmental obligations, or our inability to convert exploration potential to reserves may cause us to record write-downs, which could negatively impact our results of operations.

When events or changes in circumstances indicate that the carrying value of our long-lived assets may not be recoverable, we review the recoverability of the carrying value by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Impairment must be recognized when the carrying value of the asset exceeds these cash flows, and recognizing impairment write-downs could negatively impact our results of operations.  Metal price estimates are a key component used in the analysis of the carrying values of our assets, as the evaluation approach involves comparing carrying values to the average estimated undiscounted cash flows resulting from operating plans using various metals price scenarios.  Our estimates of undiscounted cash flows for our long-lived assets also include an estimate of the market value of the exploration potential beyond the current operating plans.  Because the average estimated undiscounted cash flows exceeded the carrying values of our long-lived assets, we did not record impairments as of December 31, 2013. However, if the prices of silver, gold, zinc and lead decline for an extended period of time, if we fail to control production costs, if regulatory issues increase costs or decrease production, or if we do not realize the mineable ore reserves or exploration potential at our mining properties, we may be required to evaluate the carrying values of our long-lived assets and recognize asset write-downs in the future.    In addition, the perceived market value of the exploration potential of our properties is dependent upon prevailing metals prices as well as our ability to discover economic ore. A decline in metals prices for an extended period of time or our inability to convert exploration potential to reserves could significantly reduce our estimations of the value of the exploration potential at our properties and result in asset write-downs.

We have had losses that could reoccur in the future.

We reported a net loss for the year ended December 31, 2013 of $25.1 million. However, we reported net income for each of the years ended December 31, 2012, 2011, 2010 and 2009 of $15.0 million, $151.2 million, $49.0 million, and $67.8 million, respectively. A comparison of operating results over the past three years can be found in Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Many of the factors affecting our operating results are beyond our control, including, but not limited to, the volatility of metals prices; smelter terms; rock and soil conditions; seismic events; availability of hydroelectric power; diesel fuel prices; interest rates; foreign exchange rates; global or regional political or economic policies; inflation; availability and cost of labor; economic developments and crises; governmental regulations; continuity of orebodies; ore grades; recoveries; and price speculation by certain investors, purchases and sales by central banks and other holders and producers of gold and silver in response to these factors. We cannot foresee whether our operations will continue to generate sufficient revenue in order for us to generate net cash from operating activities. There can be no assurance that we will not experience net losses in the future.

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

We utilize financially settled forward contract programs to manage the exposure to changes in silver, gold, lead and zinc prices contained in our concentrate shipments between the time of sale and final settlement, and to manage the exposure to changes in the prices of lead and zinc contained in our forecasted future concentrate shipments.  See Note 10 of Notes to Consolidated Financial Statements for more information on these base metals forward contract programs.

The financial terms of settlement of the Coeur d’Alene Basin environmental litigation and other claims may materially impact our cash resources and our access to additional financing.

On September 8, 2011, a Consent Decree (the “Consent Decree”) settling environmental litigation and related claims involving Hecla Limited pertaining to historic releases of mining wastes in the Coeur d'Alene Basin was approved and entered by the U.S. District Court in Idaho.  The Consent Decree resolved all existing claims of the United States, the Coeur d'Alene Indian Tribe, and the State of Idaho (“Plaintiffs”) against Hecla Limited and its affiliates under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and certain other statutes for past response costs, future environmental remediation costs, and natural resource damages related to historic releases of mining wastes in the Coeur d'Alene River Basin, as well as all remaining obligations of Hecla Limited with respect to the Bunker Hill Superfund Site. In addition to the approximately $208 million already paid under the Consent Decree in 2011, 2012, and 2013, Hecla Limited remains obligated under the Consent Decree to pay approximately $55.5 million by August 2014, as quarterly payments of the proceeds from the exercise of any outstanding Series 1 and Series 3 warrants (which have an exercise price of between $2.40 and $2.51 per share) during the quarter, with the remaining balance, if any, due in August 2014.

If additional warrants are not exercised, the requirement to pay $55.5 million in August 2014 would cause us to use a significant portion of either our cash currently on hand or future cash resources, or utilize our undrawn revolving credit facility or other sources of financing.  Our cash on hand at December 31, 2013 was $212.2 million; however, there can be no assurance that we will have the cash on hand to meet these obligations.

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

Actual results may differ materially from these estimates using different assumptions or conditions. For additional information, see Critical Accounting Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 1 of Notes to Consolidated Financial Statements and the risk factors: “Our development of new orebodies and other capital costs may be higher and provide less return than we estimated,” “Our ore reserve estimates may be imprecise,” “Our environmental obligations may exceed the provisions we have made,” and “We are currently involved in ongoing legal disputes that may materially adversely affect us.”

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized.  Otherwise, a valuation allowance is applied against deferred tax assets, reducing the value of such assets.  Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income.  Estimates of future taxable income are based on forecasted income from operations and the application of existing tax laws in each jurisdiction.  Metal price and production estimates are key components used in the determination of our ability to realize the expected future benefit of our deferred tax assets. To the extent that future taxable income differs significantly from estimates as a result of a decline in metals prices or other factors, our ability to realize the deferred tax assets could be impacted.  Additionally, significant future issuances of common stock or common stock equivalents, or changes in the direct or indirect ownership of our common stock or common stock equivalents could limit our ability to utilize our net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. Future changes in tax law or changes in ownership structure could limit our ability to utilize our recorded tax assets.  We currently have no deferred tax valuation allowances, with the exception of certain amounts related to foreign net operating loss carryforwards, and our current and non-current deferred tax asset balances as of December 31, 2013 were $35.7 million and $78.8 million, respectively.   See Note 5 of Notes to Consolidated Financial Statements for further discussion of our deferred tax assets.

 Global financial events may have an impact on our business and financial condition in ways that we currently cannot predict.

The 2008 credit crisis and related turmoil in the global financial system and ensuing recession had an impact on our business and financial position, and similar events in the future could also impact us.  The continuation or re-emergence of the financial crisis or recession may limit our ability to raise capital through credit and equity markets.  The prices of the metals that we produce are affected by a number of factors, and it is unknown how these factors may be impacted by a global financial event.

Returns for investments in pension plans and pension plan funding requirements are uncertain.

We maintain defined benefit pension plans for U.S. employees, which provide for specified payments after retirement for most U.S. employees. Canadian employees participate in Canada's public retirement system, and are not eligible to participate in the defined benefit pension plans that we maintain for U.S. employees. The ability of the pension plans maintained for U.S. employees to provide the specified benefits depends on our funding of the plans and returns on investments made by the plans. Returns, if any, on investments are subject to fluctuations based on investment choices and market conditions. A sustained period of low returns or losses on investments could require us to fund the pension plans to a greater extent than anticipated.  See Note 8 of Notes to Consolidated Financial Statements for more information on our pension plans.

Our level of debt could impair our financial health and prevent us from fulfilling our obligations, including our Senior Notes and other indebtedness.

As of December 31, 2013, we had total outstanding indebtedness of approximately $513.5 million. Our level of debt and debt service obligations could:

•	make it more difficult for us to satisfy our obligations, including our Senior Notes;

•	reduce the amount of funds available to finance our operations, capital expenditures and other activities;

•	increase our vulnerability to economic downturns and industry conditions;

•	limit our flexibility in responding to changing business and economic conditions, including increased competition and demand for new products and services;

•	place us at a disadvantage when compared to our competitors that have lower leverage;

•	increase our cost of borrowing; and

•	limit our ability to borrow additional funds.

We may be able to incur substantial additional indebtedness in the future; however, the indenture governing the Senior Notes contains restrictions on the incurrence of additional indebtedness. These restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. We have $100 million in available capacity to be drawn from our revolving credit facility.

If new debt is added to our existing debt levels, the risks associated with such debt that we currently face would increase. The indenture governing the Senior Notes does not prevent us from incurring obligations that constitute indebtedness under that agreement.

The terms of our debt impose restrictions on our operations.

The indenture governing our Senior Notes includes a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs. Among other things, these covenants:

•	make it more difficult for us to satisfy our obligations with respect to the Senior Notes and our other debt;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements, or require us to make divestitures;

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

In addition, our revolving credit facility requires us to comply with various covenants. A breach of any of these covenants could result in an event of default under the agreement governing our credit facility that, if not cured or waived, could give the lenders the right to terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately. Acceleration of any of our debt could result in cross-defaults under our other debt instruments, including the indenture governing the Senior Notes. Our assets and cash flow may be insufficient to repay borrowings fully under all of our outstanding debt instruments if any of our debt instruments are accelerated upon an event of default, which could force us into bankruptcy or liquidation. In such an event, we may be unable to repay our obligations under the Senior Notes. In addition, in some instances, this would create an event of default under the indenture governing the Senior Notes.

We may be unable to generate sufficient cash to service all of our indebtedness and meet our other ongoing liquidity needs and may be forced to take other actions to satisfy our obligations under our indebtedness, which may be unsuccessful.

Our ability to make scheduled payments or to refinance our debt obligations and to fund our planned capital expenditures and other ongoing liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that borrowings will be available to us to pay the principal, premium, if any, and interest on our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We may be unable to refinance any of our debt on commercially reasonable terms or at all.

In addition, we conduct substantially all of our operations through our subsidiaries, certain of which are not guarantors of our indebtedness. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of our indebtedness, our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the credit agreement governing our revolving credit facility and the indenture governing our Senior Notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture governing our Senior Notes may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Indebtedness under our variable rate revolving credit agreement would subject us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

We have a $100 million revolving credit facility, under which no amounts were drawn as of the filing date of this report. However, borrowings under the credit facility would be at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Assuming the revolving loan was fully drawn, each one percentage point change in interest rates would result in a $1.0 million change in annual cash interest expense on our credit facility.

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

Our existing stockholders are effectively subordinated to the holders of our debt.

In the event of our liquidation or dissolution, stockholders' entitlement to share ratably in any distribution of our assets would be subordinated to the holders of the indebtedness outstanding under our Senior Notes. Any rights that a stockholder may have in the event of bankruptcy, liquidation or a reorganization of us or any of our subsidiaries, and any consequent rights of stockholders to realize on the proceeds from the sale of any of our or our subsidiaries' assets, will be effectively subordinated to the claims of the holders of such indebtedness.

Our Senior Notes and the guarantees thereof will be effectively subordinated to any of our and our guarantors' secured indebtedness to the extent of the value of the collateral securing that indebtedness.

The Senior Notes and the guarantees thereof are not secured by any of our assets or the assets of our subsidiaries. The indenture governing the Senior Notes permits us to incur secured debt up to specified limits. As a result, the Senior Notes and the guarantees are effectively subordinated to our and our guarantors' future secured indebtedness with respect to the collateral that secures such indebtedness, including any borrowings under our revolving credit facility. Upon a default in payment on, or the acceleration of, any of our secured indebtedness, or in the event of bankruptcy, insolvency, liquidation, dissolution, reorganization or other insolvency proceeding involving us or such guarantor, the proceeds from the sale of collateral securing any secured indebtedness will be available to pay obligations on the Senior Notes only after such secured indebtedness has been paid in full. As a result, the holders of the Senior Notes may receive less, ratably, than the holders of secured debt in the event of a bankruptcy, insolvency, liquidation, dissolution, reorganization or other insolvency proceeding involving us or such guarantor.

Our current credit facility allows us to draw up to $100 million on a revolving basis, all of which would be secured debt.

Our Senior Notes are structurally subordinated to all liabilities of our non-guarantor subsidiaries.

The Senior Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries that do not guarantee the Senior Notes, which include all of our non-domestic subsidiaries and certain other subsidiaries. These non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the notes, or to make any funds available therefor, whether by dividends, loans, distributions or other payments. Any right that we or the guarantors have to receive any assets of any of the non-guarantor subsidiaries upon the liquidation or reorganization of those subsidiaries, and the consequent rights of holders of Senior Notes to realize proceeds from the sale of any of those subsidiaries' assets, will be effectively subordinated to the claims of those subsidiaries' creditors, including trade creditors and holders of preferred equity interests of those subsidiaries. Accordingly, in the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, these non-guarantor subsidiaries will pay the holders of their debts, holders of preferred equity interests and their trade creditors before they will be able to distribute any of their assets to us or any guarantor. Unless they are guarantors of the Senior Notes or our other indebtedness, our subsidiaries do not have any obligation to pay amounts due on the Senior Notes or our other indebtedness or to make funds available for that purpose.

For the year ended December 31, 2013, our non-guarantor subsidiaries represented 20% of our sales of metals and 26% of our other operating expenses. As of December 31, 2013, our non-guarantor subsidiaries represented 16% of our total assets and 22% of our total liabilities, including trade payables, deferred tax liabilities and royalty obligations but excluding intercompany liabilities.

Key terms of the Senior Notes will be suspended if the Senior Notes achieve investment grade ratings and no default or event of default has occurred and is continuing.

Many of the covenants in the indenture governing the Senior Notes will be suspended if the Senior Notes are rated investment grade by Standard & Poor's and Moody's provided at such time no default or event of default has occurred and is continuing, including those covenants that restrict, among other things, our ability to pay dividends, incur debt and to enter into certain other transactions. There can be no assurance that the Senior Notes will ever be rated investment grade. However, suspension of these covenants would allow us to engage in certain transactions that would not be permitted while these covenants were in force, and the effects of any such transactions will be permitted to remain in place even if the Senior Notes are subsequently downgraded below investment grade.

We may be unable to repurchase Senior Notes and any outstanding loans under our revolving credit facility could be accelerated in the event of a change of control as required by the indenture.

Upon the occurrence of certain kinds of change of control events specified in the indenture governing the Senior Notes, holders of the Senior Notes will have the right to require us to repurchase all of the Senior Notes at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. Any change of control also would constitute a default under our revolving credit facility. Therefore, upon the occurrence of a change of control, the lenders under our revolving credit facility would have the right to accelerate any outstanding loans and, if so accelerated, we would be required to repay all of our outstanding obligations under such facility. We may not be able to pay the Senior Note holders the required price for their notes at that time because we may not have available funds to pay the repurchase price. In addition, the terms of other existing or future debt may prevent us from paying the Senior Note holders. There can be no assurance that we would be able to repay such other debt or obtain consents from the holders of such other debt to repurchase the Senior Notes. Any requirement to offer to purchase any Senior Notes may result in us having to refinance our outstanding indebtedness, which we may not be able to do. In addition, even if we were able to refinance our outstanding indebtedness, such financing may be on terms unfavorable to us.

Holders of the Senior Notes may not be able to determine when a change of control giving rise to their right to have the Senior Notes repurchased has occurred following a sale of "substantially all" of our assets.

The definition of change of control in the indenture governing the Senior Notes includes a phrase relating to the sale of "all or substantially all" of our assets. There is no precise established definition of the phrase "substantially all" under applicable law. Accordingly, the ability of a holder of Senior Notes to require us to repurchase its notes as a result of a sale of less than all our assets to another person may be uncertain.

Federal and state fraudulent transfer laws may permit a court to void the Senior Notes or any of the guarantees thereof, and if that occurs, holders of the Senior Notes may not receive any payments.

Federal and state fraudulent transfer and conveyance statutes may apply to the issuance of the Senior Notes and the incurrence of any guarantees of the Senior Notes. Under federal bankruptcy law and comparable provisions of state fraudulent transfer or conveyance laws, which may vary from state to state, the Senior Notes or any guarantees thereof could be voided as a fraudulent transfer or conveyance if we or any existing or future subsidiary guarantors, as applicable, (a) issued the Senior Notes or incurred such guarantee with the intent of hindering, delaying or defrauding creditors or (b) received less than reasonably equivalent value or fair consideration in return for either issuing the Senior Notes or incurring the guarantee and, in the case of (b) only, one of the following is also true at the time thereof:

•	we or the subsidiary guarantor, as applicable, were insolvent or rendered insolvent by reason of the issuance of the Senior Notes or the incurrence of the guarantee;

•

the issuance of the Senior Notes or the incurrence of the guarantee left us or the subsidiary guarantor, as applicable, with an unreasonably small amount of capital or assets to carry on the business; or

•	we or the subsidiary guarantor intended to, or believed that we or such subsidiary guarantor would, incur debts beyond our or such subsidiary guarantor's ability to pay as they mature.

As a general matter, value is given for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or a valid antecedent debt is satisfied. A court would likely find that any subsidiary guarantor did not receive reasonably equivalent value or fair consideration for its guarantee to the extent such subsidiary guarantor did not obtain a reasonably equivalent benefit from the issuance of the Senior Notes.

We cannot be certain as to the standards a court would use to determine whether or not we or any subsidiary guarantor was insolvent at the relevant time or, regardless of the standard that a court uses, whether the Senior Notes or any guarantees would be subordinated to our or any subsidiary guarantor's other debt. In general, however, a court would deem an entity insolvent if:

•	the sum of its debts, including contingent and unliquidated liabilities, was greater than the fair saleable value of all of its assets;

•

the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

The subsidiary guarantees contain a "savings clause" intended to limit the subsidiary guarantor's liability to the maximum amount that it could incur without causing the incurrence of obligations under its subsidiary guarantee to be a fraudulent transfer. This provision may not be effective to protect any subsidiary guarantees from being avoided under fraudulent transfer law. Furthermore, in Official Committee of Unsecured Creditors of TOUSA, Inc. v Citicorp North America, Inc., the U.S. Bankruptcy Court in the Southern District of Florida held that a savings clause similar to the savings clause used in the indenture was unenforceable. As a result, the subsidiary guarantees were found to be fraudulent conveyances. The United States Court of Appeals for the Eleventh Circuit recently affirmed the liability findings of the Bankruptcy Court without ruling directly on the enforceability of savings clauses generally. If the TOUSA decision were followed by other courts, the risk that the guarantees would be deemed fraudulent conveyances would be significantly increased.

To the extent that any subsidiary guarantee is avoided, then, as to that subsidiary, the guaranty would not be enforceable.

If a court were to find that the issuance of the Senior Notes or the incurrence of any guarantee was a fraudulent transfer or conveyance, the court could void the payment obligations under the Senior Notes or such guarantee, could subordinate the Senior Notes or such guarantee to presently existing and future indebtedness of ours or of the related subsidiary guarantor or could require the holders of the Senior Notes to repay any amounts received with respect to such guarantee. In the event of a finding that a fraudulent transfer or conveyance occurred, holders of the Senior Notes may not receive any repayment. Further, the avoidance of the Senior Notes could result in an event of default with respect to our and our subsidiaries' other debt that could result in acceleration of that debt.

Finally, as a court of equity, the bankruptcy court may subordinate the claims in respect of the Senior Notes to other claims against us under the principle of equitable subordination if the court determines that (1) the holders of the Senior Notes engaged in some type of inequitable conduct, (2) the inequitable conduct resulted in injury to our other creditors or conferred an unfair advantage upon the holders of Senior Notes and (3) equitable subordination is not inconsistent with the provisions of the Bankruptcy Code.

Our credit ratings may not reflect all risks associated with an investment in our Senior Notes.

Credit rating agencies rate our debt securities on factors that include our results of operations, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading, or downgrading the current rating or placing us on a watch list for possible future downgrading. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading would likely increase our cost of financing, limit our access to the capital markets and have an adverse effect on the market price of our securities, including our Senior Notes.

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

At the end of 2011, MSHA began a special impact inspection at the Lucky Friday mine, which resulted in an order closing down the Silver Shaft, the primary access way from surface at the Lucky Friday mine, until we removed built-up cementitious material from the Silver Shaft. This occurred despite the fact that the Silver Shaft was not involved in any of the accidents at the mine in 2011. Underground access was limited as the work was performed, and production at the Lucky Friday was suspended until early 2013 as a result. We resumed limited production at the Lucky Friday mine in the first quarter of 2013 after completing work on the Silver Shaft and a bypass of the area impacted by the December 2011 rock burst, and returned to historical full production levels in the third quarter of 2013.

On March 25, 2013, prior to Hecla's ownership, an accident at Aurizon's Casa Berardi mine resulted in a fatality, and operations there were halted temporarily. While operations resumed the following day, any similar incidents in the future could also result in suspensions of operations and other consequences.

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

It is possible that Hecla Limited could face litigation relating to the 2011 incidents at the Lucky Friday mine in addition to the various lawsuits currently pending against us. We may not resolve the existing or any new claims favorably, and each one of the foregoing possibilities could have a material adverse impact on our cash flows, results of operations or financial condition. See Note 7 of Notes to Consolidated Financial Statements.

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

Our business is capital intensive, requiring ongoing capital investment for the replacement, modernization or expansion of equipment and facilities. Our mining and milling operations are subject to risks of process upsets and equipment malfunctions. Equipment and supplies may from time to time be unavailable on a timely basis. Our business is subject to a number of other risks and hazards including:

•	environmental hazards;

•	unusual or unexpected geologic formations;

•	rock bursts and ground falls;

•	seismic activity;

•	underground fires or floods;

•	unanticipated hydrologic conditions, including flooding and periodic interruptions due to inclement or hazardous weather conditions;

•	political and country risks;

•	civil unrest or terrorism;

•	industrial accidents;

•	labor disputes or strikes; and

•	our operating mines have tailing ponds which could fail or leak as a result of seismic activity, unusual weather or for other reasons.

Such risks could result in:

•	personal injury or fatalities;

•	damage to or destruction of mineral properties or producing facilities;

•	environmental damage and financial penalties;

•	delays in exploration, development or mining;

•	monetary losses;

•	legal liability; and

•	temporary or permanent closure of facilities.

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

Our ore reserve figures and costs are primarily estimates and are not guarantees that we will recover the indicated quantities of these metals. You are strongly cautioned not to place undue reliance on estimates of reserves (or mineralized material or other resource estimates). Reserves are estimates made by our professional technical personnel, and no assurance can be given that the estimated amount of metal or the indicated level of recovery of these metals will be realized. Reserve estimation is an interpretive process based upon available data and various assumptions. Our reserve estimates may change based on actual production experience. Further, reserves are valued based on estimates of costs and metals prices, which may not be consistent among our properties. The economic value of ore reserves may be adversely affected by:

•	declines in the market price of the various metals we mine;

•	increased production or capital costs;

•	reduction in the grade or tonnage of the deposit;

•	increase in the dilution of the ore;

•	reduced metal recovery; and

•	changes in regulatory requirements.

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

The #4 Shaft project, an internal shaft at the Lucky Friday mine, is expected, upon its completion, to provide deeper access in order to increase the mine's production and operational life. We commenced engineering and construction activities on #4 Shaft in late 2008, and our Board of Directors gave its final approval of the project in August 2011. The #4 Shaft project, as currently designed, is expected to involve development down to the 8800 foot level and capital expenditures of approximately $215 million, which includes approximately $130 million that has been spent on the project as of December 31, 2013.  We believe that our current capital resources will allow us to complete the project by its estimated completion target of 2016.  However, there are a number of factors that could affect completion of the project as currently designed, including: (i) a significant decline in metals prices, (ii) a reduction in available cash or credit, whether arising from decreased cash flow or other uses of available cash, (iii) increased regulatory burdens, or (iv) a significant increase in operating or capital costs.  One or more of these factors could potentially require us to suspend the project, defer some of the planned development, or access additional capital through debt financing, the sale of securities, or other external sources.  This additional financing could be costly or unavailable.

Our joint development and operating arrangements may not be successful.

We have in the past entered into, and may in the future enter into, joint venture arrangements in order to share the risks and costs of developing and operating properties. In a typical joint venture arrangement, the partners own proportionate shares of the assets, are entitled to indemnification from each other and are only responsible for any future liabilities in proportion to their interest in the joint venture. If a party fails to perform its obligations under a joint venture agreement, we could incur liabilities and losses in excess of our pro-rata share of the joint venture.  We make investments in exploration and development projects that may have to be written off in the event we do not proceed to a commercially viable mining operation. See Note 16 of Notes to Consolidated Financial Statements.

Our ability to market our metals production may be affected by disruptions or closures of custom smelters and/or refining facilities.

We sell substantially all of our metallic concentrates to custom smelters. Our doré bars are sent to refiners for further processing before being sold to metal traders. If we are unable to sell concentrates to our contracted smelters, our operations could be adversely affected.  See Note 11 of Notes to Consolidated Financial Statements for more information on the distribution of our sales and our significant customers.

We face inherent risks in acquisitions of other mining companies or properties that may adversely impact our growth strategy.

We are actively seeking to expand our mineral reserves by acquiring other mining companies or properties. For example, on June 1, 2013, we acquired all of the outstanding common stock of Aurizon Mines, Ltd., giving us 100% ownership of the Casa Berardi mine and other mineral interests. Although we are pursuing opportunities that we feel are in the best interest of our stockholders, these pursuits are costly and often unproductive. Inherent risks in acquisitions we may undertake in the future could adversely affect our current business and financial condition and our growth.

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

In March 2012, Hecla Limited received notice of a complaint filed against it by the United Steel Workers, Local 5114, with the U.S. Mine Safety Health Review Commission for compensation for bargaining unit workers at the Lucky Friday mine who were idled as a result of the temporary suspension of production at the mine (see the Other Contingencies section of Note 7 of Notes to Consolidated Financial Statements for more information).

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

On June 1, 2013, we completed the acquisition of Aurizon Mines Ltd., giving us 100% ownership of the producing Casa Berardi mine, along with interests in various other properties, in Quebec, Canada.  See Note 16 of Notes to Consolidated Financial Statements for more information.  In addition, we currently conduct exploration and pre-development projects in Mexico and continue to own assets, including real estate and mineral interests there. We anticipate that we will continue to conduct operations in Canada, Mexico, and possibly other international locations in the future. Because we conduct operations internationally, we are subject to political and economic risks such as:

•	the effects of local political, labor and economic developments and unrest;

•	significant or abrupt changes in the applicable regulatory or legal climate;

•	exchange controls and export restrictions;

•	expropriation or nationalization of assets with inadequate compensation;

•	currency fluctuations, particularly in the exchange rate between the Canadian dollar and U.S. dollar;

•	repatriation restrictions;

•	invalidation and unavailability of governmental orders, permits or agreements;

•	property ownership disputes;

•	renegotiation or nullification of existing concessions, licenses, permits and contracts;

•	criminal activity, corruption, demands for improper payments, expropriation, and uncertain legal enforcement and physical security;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations;

•	fuel or other commodity shortages;

•	illegal mining;

•	laws or policies of foreign countries and the United States affecting trade, investment and taxation;

•	civil disturbances, war and terrorist actions; and

•	seizures of assets.

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

We may not realize all of the anticipated benefits from our acquisitions, including the acquisition of Aurizon.

We may not realize all of the anticipated benefits from the acquisition of Aurizon or any future acquisitions, such as increased earnings, cost savings and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher than expected acquisition and operating costs or other difficulties, unknown liabilities, inaccurate reserve estimates and fluctuations in market prices.

The Aurizon properties and any others we may acquire may not produce as expected, and we may be unable to determine reserve potential, identify liabilities associated with the acquired properties or obtain protection from sellers against such liabilities.

The properties we acquired in the acquisition of Aurizon or in other acquisitions may not produce as expected, may be in an unexpected condition and we may be subject to increased costs and liabilities, including environmental liabilities. Although we review properties prior to acquisition in a manner consistent with industry practices, such reviews are not capable of identifying all potential adverse conditions. Generally, it is not feasible to review in depth every individual property involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems or permit a buyer to become sufficiently familiar with the properties to fully assess their condition, any deficiencies, and development potential.

The acquisition of Aurizon exposes us to risks relating to ground stability at the Casa Berardi mine.

As a result of a history of ground instability and related incidents at the Casa Berardi mine prior to Aurizon's ownership and operations, Aurizon implemented strict ground control measures in connection with mine openings and underground development. Since the mine was re-opened under Aurizon management, ground control incidents have been minor for the most part. Nevertheless, ground instability is an inherent risk associated with the rock environment in the areas being mined that cannot be eliminated entirely. Consequently, the Casa Berardi mine operations remain subject to this risk. Instability occurrences, including but not limited to, crown pillar collapse or stope failure, could result in loss of life or temporary or permanent cessation of operations, any of which could have a material adverse effect on the our financial condition and results of operations.

The acquisition of Aurizon may expose us to additional political risks.

Our properties obtained through the acquisition of Aurizon are located in areas of Quebec, Canada which may be of particular interest or sensitivity to one or more interest groups, including aboriginal groups. We now have mineral projects in Quebec that may be in areas with a First Nations presence. It had been Aurizon's practice to work closely with and to consult with First Nations in areas in which its projects are located or which could be impacted by its activities. However, there is no assurance that relationships with such groups will be positive. Accordingly, it is possible that exploration or development activities on these properties could be interrupted or otherwise adversely affected in the future by political uncertainty, native land claims entitlements, expropriations of property, changes in applicable governmental policies and policies of relevant interest groups, including those of First Nations. Any changes in relations or shifts in political conditions may be beyond our control and may adversely affect our business and operations and if significant, may result in the impairment or loss of mineral concessions or other mineral rights, or may make it impossible to continue our mineral exploration and mining activities in the applicable area, any of which could have an adverse effect on our financial conditions and results of operations.

LEGAL, REGULATORY AND MARKET RISKS

We are currently involved in ongoing legal disputes that may materially adversely affect us.

There are several ongoing legal disputes in which we are involved, and additional actions may be filed against us. We may be subject to future claims, including those relating to environmental damage, safety conditions at our mines, the two fatal accidents that occurred at the Lucky Friday mine in 2011, and other matters. The outcomes of these pending and potential claims are uncertain. We may not resolve these claims favorably. Depending on the outcome, these actions could have adverse financial effects or cause reputational harm to us. If any of these disputes result in a substantial monetary judgment against us, are settled on terms in excess of our current accruals, or otherwise impact our operations, our financial results or condition could be materially adversely affected. For a description of some of the lawsuits in which we are involved, see Note 7 of Notes to Consolidated Financial Statements.

We are required to obtain governmental and lessor approvals and permits in order to conduct mining operations.

In the ordinary course of business, mining companies are required to seek governmental and other approvals and permits for continuation or expansion of existing operations or for the commencement of new operations. For example, we estimate that our Greens Creek tailings impoundment area has sufficient capacity to meet our needs through the end of 2016. In order to increase the tailings capacity at the mine, a permit is required. Obtaining the necessary governmental permits is a complex, time-consuming and costly process. The duration and success of our efforts to obtain permits are contingent upon many variables not within our control. Obtaining environmental permits, including the approval of reclamation plans, may increase costs and cause delays or halt the continuation of mining operations depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority. Interested parties may seek to prevent issuance of permits and intervene in the process or pursue extensive appeal rights. Past or ongoing violations of government mining laws could provide a basis to revoke existing permits or to deny the issuance of additional permits. In addition, evolving reclamation or environmental concerns may threaten our ability to renew existing permits or obtain new permits in connection with future development, expansions and operations. There can be no assurance that all necessary approvals and permits will be obtained and, if obtained, that the costs involved will not exceed those that we previously estimated. It is possible that the costs and delays associated with the compliance with such standards and regulations could become such that we would not proceed with the development or operation.  We are often required to post surety bonds or cash collateral to secure our reclamation obligations and we may be unable to obtain the required surety bonds or may not have the resources to provide cash collateral.

We face substantial governmental regulation and environmental risk.

Our business is subject to extensive U.S. and foreign, federal, state and local laws and regulations governing development, production, labor standards, health and safety, the environment and other matters. For example, in 2013 both of our operating mines in the United States received several citations under the Mine Safety and Health Act, as administered by MSHA. In addition, in November 2012, the Lucky Friday mine received a potential pattern of violation ("PPOV") notice from MSHA. In March 2013, the mine was removed from PPOV status without receiving a notice of pattern of violation ("NPOV"). Although a subsequent NPOV was not received, there can be no assurance that in the future we may not receive a NPOV. Further, we have been and are currently involved in lawsuits or disputes in which we have been accused of causing environmental damage, violating environmental laws, or violating environmental permits, and we may be subject to similar lawsuits or disputes in the future. See risk titled, "Our environmental obligations may exceed the provisions we have made."

Exposure to these liabilities arises not only from our existing operations, but also from operations that have been closed, sold to third parties, or properties in which we had a leasehold, joint venture, or other interest. With a history dating back to 1891, our exposure to environmental claims may be greater because of the bankruptcy or dissolution of other mining companies which may have engaged in more significant activities of a mining site but which are no longer available to make claims against or obtain judgments from. Similarly, the federal government or private parties could seek to hold Hecla Limited or Hecla Mining Company liable for the actions of certain subsidiaries under "alter ego" or similar theories which seek to disregard the separateness of corporate entities within our consolidated corporate group.

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

From time to time, the U.S. Congress considers proposed amendments to the General Mining Law of 1872, as amended (the “General Mining Law”), which governs mining claims and related activities on federal lands. The extent of any future changes is not known and the potential impact on us as a result of U.S. Congressional action is difficult to predict. Changes to the General Mining Law, if adopted, could adversely affect our ability to economically develop mineral reserves on federal lands. Although we are not currently mining on federal land, we do explore, and future mining could occur, on federal land.

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

We are subject to significant environmental obligations, particularly in northern Idaho through our subsidiary Hecla Limited.  At December 31, 2013, we had accrued $105.2 million as a provision for environmental obligations, including a total of $55.4 million for our remaining obligation for environmental claims with respect to the Coeur d’Alene Basin in northern Idaho. A settlement of  the Coeur d’Alene Basin environmental litigation and related claims was finalized with entry of the Consent Decree by the Court in September 2011. For information on our potential environmental liabilities, see Note 4 and Note 7 of Notes to Consolidated Financial Statements.

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

The market price of our stock at any given point in time may not accurately reflect our value, and may prevent stockholders from realizing a profit on their investment.

Our Series B Preferred Stock has a liquidation preference of $50 per share or $7.9 million.

If we were liquidated, holders of our preferred stock would be entitled to receive approximately $7.9 million (plus any accrued and unpaid dividends) from any liquidation proceeds before holders of our common stock would be entitled to receive any proceeds, but after holders of the Senior Notes received any proceeds.

We may not be able to pay common or preferred stock dividends in the future.

Between July 2005 and the third quarter of 2008 we paid regular quarterly dividends on our Series B Preferred Stock.  Prior to then, except for the fourth quarter of 2004, we had not declared dividends on Series B Preferred Stock since the second quarter of 2000.  We similarly deferred Series B Preferred Stock dividends for the fourth quarter of 2008 through the third quarter of 2009.  In January 2010 we paid all dividends in arrears. Since then we have paid all regular quarterly dividends on the Series B Preferred Stock.  The annual dividend payable on the Series B Preferred Stock is currently $0.6 million. However, there can be no assurance that we will continue to pay preferred stock dividends in the future.

Our Board of Directors adopted a common stock dividend policy that has two components: (1) a dividend that links the amount of dividends on our common stock to our average quarterly realized silver price in the preceding quarter, and (2) a minimum annual dividend of $0.01 per share of common stock, in each case payable quarterly, when declared. See Note 9 of Notes to Consolidated Financial Statements for more information on potential dividend amounts under the first component of the policy at various silver prices. From the fourth quarter of 2011 through and including the fourth quarter of 2013, our Board of Directors has declared a common stock dividend under the policy described above (although in some cases only a minimum dividend was declared and none relating to the average realized price of silver due to the prices not meeting the policy threshold). The declaration and payment of common stock dividends, whether pursuant to the policy or in addition thereto, is at the sole discretion of our Board of Directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future. In addition, the indenture governing our Senior Notes limit our ability to pay dividends in the future.

Additional issuances of equity securities by us would dilute the ownership of our existing stockholders and could reduce our earnings per share.

We may issue securities in the future in connection with acquisitions, strategic transactions or for other purposes. To the extent we issue any additional equity securities (or securities convertible into equity), the ownership of our existing stockholders would be diluted and our earnings per share could be reduced.  As of December 31, 2013, there were outstanding warrants to purchase 22,307,623 shares of our common stock.  The warrants expire in June and August 2014, and give the holders the right to purchase our common stock at the following prices:  $2.40 (5,200,519 shares), $2.51 (460,976 shares), and $2.45 (16,646,128 shares).  See Note 9 of Notes to Consolidated Financial Statements.

The issuance of additional shares of our preferred or common stock in the future could adversely affect holders of common stock.

The market price of our common stock may be influenced by any preferred or common stock we may issue.  Our board of directors is authorized to issue additional classes or series of preferred stock without any action on the part of our stockholders.  This includes the power to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over common stock with respect to dividends or upon the liquidation, dissolution or winding up of the business and other terms.  If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of the common stock or the market price of the common stock could be adversely affected.

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

The provisions in our certificate of incorporation, our by-laws and Delaware law could delay or deter tender offers or takeover attempts.

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

Our common stock is currently listed on the NYSE. In the future, if we are not be able to meet the continued listing requirements of the NYSE, which require, among other things, that the average closing price of our common stock be above $1.00 over 30 consecutive trading days, our common stock may be delisted. Our closing stock price on February 14, 2014, was $3.47.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

OPERATING PROPERTIES

The Greens Creek Unit

Various of our subsidiaries own 100% of the Greens Creek mine, located on Admiralty Island near Juneau in Southeast Alaska. Admiralty Island is accessed by boat, float plane, or helicopter. On the island, the mine site and various surface facilities are accessed by 13 miles of all-weather gravel roads. The Greens Creek mine has been in production since 1989, with a temporary care and maintenance period from April 1993 through July 1996.  Since the start of production, Greens Creek has been owned and operated through various joint venture arrangements.  For approximately 15 years prior to April 16, 2008, our wholly-owned subsidiary, Hecla Alaska LLC, owned an undivided 29.7% joint venture interest in the assets of Greens Creek.  On April 16, 2008, we completed the acquisition of all of the equity of two Rio Tinto subsidiaries holding a 70.3% interest in the Greens Creek mine, and which previously operated the mine, for approximately $758.5 million.  The acquisition gave various of our subsidiaries control of 100% of the Greens Creek mine.

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

The project consists of the mine, an ore concentrating mill, a tailings impoundment area, a ship-loading facility, camp facilities, a ferry dock, and other related infrastructure.  The map below illustrates the location and access to Greens Creek:

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

Pursuant to a 1996 land exchange agreement, the joint venture transferred private property equal to a value of $1.0 million to the U.S. Forest Service and received exploration and mining rights to approximately 7,500 acres of land with mining potential surrounding the existing mine. Any production from new ore discoveries on the exchanged lands will be subject to a federal royalty included in the land exchange agreement. The royalty is only due on any production from reserves that are not part of Greens Creek’s extralateral rights. Thus far, there has been no production triggering payment of the royalty. The royalty is 3% if the average value of the ore during a year is greater than the benchmark, and 0.75% if the value is equal to or less than the benchmark. The benchmark of $120 per ton is adjusted annually according to the Gross Domestic Product (GDP) Implicit Price Deflator until the year 2016, and at December 31, 2013, was at approximately $154 per ton when applying the latest GDP Implicit Price Deflator.

Greens Creek is an underground mine which produces approximately 2,100 to 2,300 tons of ore per day. The primary mining methods are cut and fill and longhole stoping. The Greens Creek ore processing facility includes a SAG/ball mill grinding circuit to grind the run of mine ore to liberate the minerals and produce a slurry suitable for differential flotation of mineral concentrates.  A gravity circuit recovers free gold that exists as electrum, a gold/silver alloy in the ore.  Doré and gravity concentrates are produced from this circuit prior to flotation.  Three flotation concentrates are produced: a lead concentrate which contains most of the silver recovered; a zinc concentrate which is low in precious metals content; and a zinc-rich bulk concentrate that contains gold, silver, zinc, and lead and must be marketed to an imperial smelter.  In 2013, ore was processed at an average rate of approximately 2,206 tons per day and mill recovery totaled approximately 71% silver, 74% zinc, 68% lead and 61% gold.  The doré is further refined by precious metal refiners and sold to banks, and the three concentrate products are sold to a number of major smelters worldwide.  See Note 11 of Notes to Consolidated Financial Statements for information on the significant customers for Greens Creek’s products. Concentrates are shipped from the Hawk Inlet marine terminal about nine miles from the mill.

Underground exploration activities at the Greens Creek unit during 2013 focused on continued expansion of the Deep 200 South mineralized zone along trend of the already-existing mineralization to the south, and at the Southwest Bench, 5250 and East Ore zones.   Definition drilling of the Deep 200 South, 200 South and East Ore zones resulted in additions to reserves. The 2013 surface exploration program focused on the Killer Creek area and consisted of 28,746 feet of core drilling in 10 holes. Drilling revealed intersected broad mineralized zones up to 400 feet with stringer veins locally grading up to 10% copper and 10.4% combined lead-zinc. Widely spaced drilling currently covers an area of 2,500 feet by 2,500 feet and suggests zoned mineralization with the target remaining open in all directions. Surface drilling at Killer Creek during 2014 is expected to consist of 20,000 feet and is expected to better define the outward extent of the stockwork area and also to evaluate the mine contact at depth.

Electricity for the Greens Creek unit is provided through the purchase of surplus hydroelectric power from Alaska Electric Light and Power Company (“AEL&P”), to the extent it is available after the power needs of Juneau and the surrounding area are met. When weather conditions are not favorable to maintain lake water levels sufficient for all of the power needs at Greens Creek to be met by available hydroelectric power, the mine relies on power provided by on-site diesel generators.

The employees at Greens Creek are employees of Hecla Greens Creek Mining Company, our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 408 employees at the Greens Creek unit at December 31, 2013.

As of December 31, 2013, we have recorded a $34.5 million asset retirement obligation for reclamation and closure costs. We maintained a $30 million reclamation bond for Greens Creek as of December 31, 2013.   The net book value of the Greens Creek unit property and its associated plant, equipment and mineral interests was approximately $683 million as of December 31, 2013.

Based on current ore reserve estimates, the currently known remaining mine life at Greens Creek is 9 years. Information with respect to production, average Cash Cost, After By-product Credits, Per Silver Ounce and proven and probable ore reserves is set forth in the following table.

	Years Ended December 31,
Production	2013	2012	2011
Ore milled (tons)	805,322	789,569	772,069
Silver (ounces)	7,448,347	6,394,235	6,498,337
Gold (ounces)	57,457	55,496	56,818
Zinc (tons)	57,614	64,249	66,050
Lead (tons)	20,114	21,074	21,055

Average Cost, After By-product Credits, Per Silver Ounce Produced(1)
Cash Cost, After By-product Credits, Per Silver Ounce	$4.42	$2.70	$(1.29)
Proven Ore Reserves(2,3,4,5,6,7)
Total tons	14,100	12,000	—
Contained silver (ounces)	181,700	112,500	—
Contained gold (ounces)	1,800	1,100	—
Contained zinc (tons)	1,150	930	—
Contained lead (tons)	430	330	—
Probable Ore Reserves(2,3,4,5,6,7)
Total tons	7,782,800	7,845,600	7,991,000
Silver (ounces per ton)	11.9	12.0	12.3
Gold (ounces per ton)	0.09	0.09	0.09
Zinc (percent)	8.7	9.0	9.2
Lead (percent)	3.3	3.4	3.5
Contained silver (ounces)	92,338,300	94,481,200	98,383,300
Contained gold (ounces)	710,900	718,400	742,400
Contained zinc (tons)	676,800	702,300	733,140
Contained lead (tons)	255,700	267,410	281,620
Total Proven and Probable Ore Reserves(2,3,4,5,6,7)
Total tons	7,796,900	7,857,600	7,991,000
Silver (ounces per ton)	11.9	12.0	12.3
Gold (ounces per ton)	0.09	0.09	0.09
Zinc (percent)	8.7	9.0	9.2
Lead (percent)	3.3	3.4	3.5
Contained silver (ounces)	92,520,000	94,593,700	98,383,300
Contained gold (ounces)	712,700	719,500	742,400
Contained zinc (tons)	677,950	703,230	733,140
Contained lead (tons)	256,130	267,740	281,620

(1)

Includes by-product credits from gold, lead and zinc production. Cash Cost, After By-product Credits, Per Silver Ounce represents a measurement that is not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe Cash Cost, After By-product Credits, Per Silver Ounce provides an indicator of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Part II, Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

(2)

Estimates of proven and probable ore reserves for the Greens Creek unit as of December 2013, 2012 and 2011 are calculated and reviewed in-house and are derived from successive generations of reserve and feasibility analyses for different areas of the mine, using a separate assessment of metals prices for each year.  The average prices used for the Greens Creek unit were:

	December 31,
	2013	2012	2011
Silver (per ounce)	$20.00	$26.50	$20.00
Gold (per ounce)	$1,300	$1,400	$1,100
Lead (per pound)	$0.90	$0.85	$0.85
Zinc (per pound)	$0.80	$0.85	$0.85

(3)

Ore reserves represent in-place material, diluted and adjusted for expected mining recovery. Mill recoveries of ore reserve grades differ with ore grades, and the 2013 reserve model assumes average mill recoveries of 71% for silver, 61% for gold, 84% for zinc and 75% for lead.

(4)

The changes in reserves in 2013 versus 2012 are due to continued depletion of the deposit through production and lower metals price assumptions, partially offset by the addition of data from new drill holes and development work. The changes in reserves in 2012 versus 2011 were due to continued depletion of the deposit through production, partially offset by the addition of data from new drill holes and development work and increases in tonnage due to higher metals prices used for planning.

(5)

Probable reserves at the Greens Creek unit are based on average drill spacing of 50 to 100 feet. Proven reserves typically require that mining samples are partly the basis of the ore grade estimates used, while probable reserve grade estimates can be based entirely on drilling results.  The proven reserves reported for Greens Creek for 2013 represents stockpiled ore. Cutoff grade assumptions vary by orebody and are developed based on reserve metals price assumptions, anticipated mill recoveries and smelter payables and cash operating costs. Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Greens Creek, the cutoff grade is expressed in terms of net smelter return (“NSR”), rather than metal grade. The cutoff grade was $190 per ton NSR.

(6)

Greens Creek ore reserve estimates were prepared by Robert Callaghan, Chief Geologist, and Kerry Lear, Senior Resource Geologist (contractor) at the Greens Creek unit and reviewed by Keith Blair, Senior Resource Geologist at Hecla Limited and Dean McDonald, Senior Vice President of Exploration.

(7)

An independent review by AMEC E&C, Inc. occurred in 2012. The review included the 2012 model containing a portion of the 200 South zone that is included in reserves. In addition, an independent review of the resource model for the Southwest Bench zone by AMEC E&C, Inc. occurred in 2013, with the final report on the review pending.

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

The second ore-bearing structure, known as the Lucky Friday Expansion Area, or Gold Hunter, has been mined since 1997 pursuant to an operating agreement with Silver Hunter Mining Company (“Silver Hunter”), our wholly owned subsidiary.  During 1991, we discovered several mineralized structures containing some high-grade silver ores in an area known as the Gold Hunter property, approximately 5,000 feet northwest of the then existing Lucky Friday workings. This discovery led to the development of the Gold Hunter property on the 4900 level. At approximately 4,900 feet below surface, the Gold Hunter veins are hosted in a 200-foot thick siliceous lens within the Wallace Formation that transitions to the St. Regis Formation below 5,900 feet. The veins are sub-parallel, and are numbered consecutively from the hanging wall of the favorable horizon to the footwall. The strike of the vein system is west-northwest with a dip of 85 degrees to the south. The 30-vein, which has demonstrated to contain higher silver grades, represents approximately 58% of our current proven and probable ore reserve tonnages, while the remaining 42% of our reserves are contained in various intermediate veins having lower silver grades than 30-vein. While the veins share many characteristics with the Lucky Friday vein, the Gold Hunter area possesses some mineralogical and rock mechanics differences that make it more favorable to mine at this time. On November 6, 2008, we, through Silver Hunter, completed the acquisition of substantially all of the assets of Independence Lead Mines Company, which held an interest in the Gold Hunter property. The acquisition included all future interests or royalty obligations to Independence and the mining claims pertaining to the operating agreement with Hecla Limited that was assigned to Silver Hunter.

The principal mining method at the Lucky Friday unit is ramp access, cut and fill. This method utilizes rubber-tired equipment to access the veins through ramps developed outside of the ore body. Once a cut is taken along the strike of the vein, it is backfilled with cemented tailings and the next cut is accessed, either above or below, from the ramp system.

Ore at the Lucky Friday is processed using a conventional lead/zinc flotation flowsheet, with process control guided by a real-time, on-line analyzer.  Run of mine ore is crushed in a conventional three stage crushing plant consisting of a primary jaw crusher, and a secondary crushing circuit, and tertiary cone crushing stage.  Crushed ore is ground in a ball mill, and the ground slurry reports to the lead flotation circuit.  The lead circuit tailings report to the zinc flotation circuit.  Lead and zinc concentrates are thickened and filtered, and final concentrate products are shipped to smelters for final processing.  Current processing capacity of the Lucky Friday facility is approximately 1,000 tons per day. As discussed further below, production at Lucky Friday was temporarily suspended during 2012. Lucky Friday resumed limited production in early 2013, and full production in late September 2013. In the fourth quarter of 2013, ore was processed at an average rate of 837 tons per day. During 2013, mill recovery totaled approximately 93% silver, 91% lead, and 76% zinc. All lead and zinc concentrate production during 2013 was shipped to Teck Cominco Limited's smelter in Trail, British Columbia, Canada.

Underground exploration activities were suspended at the Lucky Friday unit during 2013. Definition drilling from the 6200-56 Ramp station on the east side of the mine upgraded our confidence in the mineralization of the 30 Vein and the intermediate veins (41, 80 and 130 Veins) above the 7300 level. Drilling from the 6500 level of the 55-Ramp similarly upgraded the mineralization on the western-central region of the 30 Vein above the 6800 level. In 2013, a drill continued definition drilling work beneath the planned advance of 15-stope below the 6500 level, which drilling work we expect to continue in 2014. In 2014, we expect definition drilling to continue, with a primarily focus on completing 30 vein characterization below the east end of 15-stope between the 6600 and 7200 levels.

 Based on current estimates of reserves, mineralized material, and other resources, the currently expected mine life at the Lucky Friday is approximately 27 years. Information with respect to the Lucky Friday unit’s production, average Cash Cost, After By-product Credits, Per Silver Ounce and proven and probable ore reserves for the past three years is set forth in the table below.

	Years Ended December 31,
Production	2013	2012	2011
Ore milled (tons)	174,331	—	298,672
Silver (ounces)	1,459,000	—	2,985,339
Lead (tons)	10,260	—	18,095
Zinc (tons)	3,793	—	7,305

Average Cost per Ounce of Silver Produced(1)
Cash Cost, After By-product Credits, Per Silver Ounce	$19.21	$—	$6.47

Proven Ore Reserves(2,3,4,5,6)
Total tons	3,707,800	2,206,600	2,345,500
Silver (ounces per ton)	12.1	12.1	12.6
Lead (percent)	7.3	7.4	7.8
Zinc (percent)	2.3	2.7	3.0
Contained silver (ounces)	44,891,500	26,778,900	29,573,900
Contained lead (tons)	270,150	163,350	183,100
Contained zinc (tons)	86,360	58,560	70,160

Probable Ore Reserves(2,3,4,5,6)
Total tons	2,698,000	1,931,700	1,345,300
Silver (ounces per ton)	12.0	14.8	14.7
Lead (percent)	7.2	8.7	9.3
Zinc (percent)	2.6	3.2	3.2
Contained silver (ounces)	32,351,800	28,676,000	19,746,200
Contained lead (tons)	193,110	167,390	124,720
Contained zinc (tons)	69,180	62,300	42,890

Total Proven and Probable Ore Reserves(2,3,4,5,6)
Total tons	6,405,800	4,138,300	3,690,800
Silver (ounces per ton)	12.1	13.4	13.4
Lead (percent)	7.2	8.0	8.3
Zinc (percent)	2.4	2.9	3.1
Contained silver (ounces)	77,243,300	55,454,900	49,320,100
Contained lead (tons)	463,260	330,740	307,820
Contained zinc (tons)	155,540	120,860	113,050

(1)

Includes by-product credits from lead and zinc production. Cash Cost, After By-product Credits, Per Silver Ounce represents a measurement that is not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe Cash Costs, After By-product Credits,Per Silver Ounce provides an indicator of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

(2)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and smelter payables and cash operating costs.  Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at the Lucky Friday, the cutoff grade is expressed in terms of net smelter return (“NSR”), rather than metal grade.  The cutoff grade at the Lucky Friday ranges from $111 per ton NSR to $128 per ton NSR.  Our estimates of proven and probable reserves are based on the following metals prices:

	December 31,
	2013	2012	2011
Silver (per ounce)	$20.00	$26.50	$20.00
Lead (per pound)	$0.90	$0.85	$0.85
Zinc (per pound)	$0.80	$0.85	$0.85

(3)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. Mill recoveries are expected to be 94% for silver, 94% for lead and 89% for zinc.

(4)

The changes in reserves in 2013 versus 2012 are due to inclusion of definition drilling information from 2013 and the advance of mine design and planning at the lower and upper limits of the mine, partially offset by depletion of the deposit through production and lower metals price assumptions. The changes in reserves in 2012 versus 2011 are primarily due to inclusion of additional areas into the mine plan as a result of additional drilling and higher metals prices used for planning.

(5)

Lucky Friday ore reserve estimates were prepared by Terry DeVoe, Chief Geologist, and Joshua Pritts, Resource Geologist, at the Lucky Friday unit and reviewed by Keith Blair, Senior Resource Geologist at Hecla Limited and Dean McDonald, Senior Vice President of Exploration.

(6)	An independent audit by Roscoe Postle Associates Inc. was completed in 2013 for the 2012 reserve model at the Lucky Friday mine.

A number of accidents and other events in 2011 and 2012 impacted operations. In April 2011, a fall of ground caused the fatality of one employee, resulting in cessation of operations for approximately 10 days. In November 2011, an accident occurred as part of the construction of #4 Shaft and resulted in the fatality of one contractor employee. In an unrelated incident, in December 2011, a rock burst occurring in a primary access way injured seven employees. At the end of 2011, MSHA began a special impact inspection which resulted in an order to remove built-up cementitious material from the Silver Shaft, the primary access way from surface. In response, we submitted a plan to MSHA and received approval to remove the built-up cementitious material, and that work commenced in the first quarter of 2012. The plan also included removal of unused utilities, construction of a water ring to prevent ice from forming in the winter, the installation of a metal brattice, repair of shaft steel, and installation of a new power and fiber optic cable. Once the shaft cleanup was complete down to the 4900 level, work on a haulage way bypassing the area at 5900 level impacted by the December 2011 rock burst commenced. Work on the Silver Shaft and the haulage way was completed in the first quarter of 2013. Underground access was temporarily limited as this work was being performed, and production was suspended from late 2011 until early 2013 as a result. Limited production commenced in the first quarter of 2013 and the mine resumed full production in September 2013.

During 2008, we initiated engineering, procurement and development activities relating to construction of #4 Shaft, which, upon completion, would provide access from the 4900 level down to the 8800 level. The project was temporarily placed on hold in the fourth quarter of 2008 due to then prevailing metals prices.  However, detailed engineering, long lead time procurement, and other early-stage activities for the internal shaft project resumed in 2009.  #4 Shaft sinking activities were temporarily suspended until the rehabilitation work in the Silver Shaft, discussed above, was completed in early 2013. Activities relating to #4 Shaft project as of December 31, 2013 have included engineering, erection of a surface concrete batch plant, detailed shaft design, excavation of the hoist room and off shaft development access to shaft facilities, installation of the hoist and head works, placement and receipt of orders for major equipment purchases, advancement of a geotechnical drill hole, 1,522 feet of vertical excavation, shaft-sinking set-up, and other construction activities.  Upon completion, #4 Shaft should allow us to mine mineralized material below our current workings and provide deeper platforms for exploration.  Construction of #4 Shaft is expected to be completed in 2016, and capital expenditures for the project are anticipated to total approximately $215 million, including approximately $130 million spent on the project through December 31, 2013.  However, there are a number of factors that could affect completion of the project, including a significant decline in metals prices, a reduction in available cash or credit, increased regulatory burden, or a significant increase in operating or capital costs.  An increase in the capital cost could potentially require us to suspend or change the scope of the project or access additional capital though debt financing, the sale of securities, or other external sources.  This additional financing could be costly or unavailable.

Reclamation activities are anticipated to include stabilization of tailings ponds and waste rock areas. Reclamation of two of the idle tailings ponds was performed at Lucky Friday in 2013, and at December 31, 2013, an asset retirement obligation of approximately $0.9 million had been recorded for reclamation and closure costs.

The net book value of the Lucky Friday unit property and its associated plant, equipment and mineral interests was approximately $300.4 million as of December 31, 2013. The age of the facilities at Lucky Friday ranges from the 1950s to 2013.

At December 31, 2013, there were 312 employees. The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union is the bargaining agent for the Lucky Friday’s 245 hourly employees. The current labor agreement expires on April 30, 2016. As a result of the requirement to remove built-up cementitious material from the Silver Shaft, which limited underground access and temporarily suspended production, Hecla Limited laid off 121 employees in January 2012, with approximately 25 of those employees accepting temporary positions at other Hecla operations. Lucky Friday completed the recall/rehire of the laid off employees in January 2013.

Avista Corporation supplies electrical power to the Lucky Friday unit.

The Casa Berardi Unit

In 2013, as a result of our acquisition of Aurizon Mines, Ltd. ("Aurizon"), we acquired the Casa Berardi mine, located 95 kilometers north of La Sarre in the Abitibi Region of Western Quebec, Canada. The mining site is reached via a 38 kilometers all season gravel road which connects with the provincial and national paved roads grid. The property is limited to the west by the Quebec/Ontario border and covers parts of Casa Berardi, Dieppe, Raymond, D'Estrees, and Puiseaux townships. The project area extends east-west for more than 37 kilometers and reaches 3.5 kilometers in width. The Casa Berardi mine gold deposits are located along a 5 kilometer east-west mineralized corridor.

The nearest commercial airport to the Casa Berardi mine is located at Rouyn-Noranda. La Sarre can be reached from Rouyn-Noranda via provincial roads 101 and 111. The 38 kilometer all-season gravel road to the mine site branches off from the paved road linking La Sarre and the Selbaie Mine through the village of Villebois. The branch is approximately 21 kilometers north of Villebois. A gravel road links the East Mine and the West Mine (which roughly represent the east-west boundaries of the mine), and a number of forestry roads provide access to the rest of the project area, from east and west.

Hecla’s wholly owned subsidiary, Hecla Quebec Inc. owns a 100% interest in the mineral titles and mining leases that comprise the Casa Berardi mine. The Casa Berardi mine is composed of 296 contiguous designated claims, covering a total area of approximately 36,660 acres, and two mining leases, BM 768 and BM 833, covering areas of 981 acres and 208 acres, respectively. The total property area is 37,849 acres. We believe the claims and mining leases that comprise the Casa Berardi mine are in good standing. Mining lease 768 expires in 2018 and mining lease 833 expires in 2015; however, each lease is subject to renewal of three 10-year terms, which we expect to occur following an administrative procedure with the Quebec government in accordance with the Quebec Mining Act. In 2007, Lake Shore Gold Corp. (“Lake Shore”) was granted an option to earn a 50% joint venture interest in most of the property excluding the two mining leases (which represent all of the mine’s current production) by incurring exploration expenditures. To date, Lake Shore has not been elected to the joint venture. The part of the property impacted by this agreement, which is all exploration property and not production, includes 227 claims adjacent to the east and west of the Casa Berardi mine, and covers an area of 11,630 hectares.

We also hold a non-exclusive lease BNE 25938 for a sand and gravel pit, tailings lease 70218, and an additional 12 acres of land contiguous to mining lease BM 768 for rock waste material storage.

Under the Quebec Mining Act, claims are required to be renewed every two years. Statutorily prescribed minimum work commitments apply to all claims and leases. The leases comprising part of the Casa Berardi mine have excess of work credits of CAD$11.9 million (as of February 28, 2013). Municipal taxes on the project are paid up to date.

The project consists of two shafts; the West Mine shaft reaching a vertical depth of 1046 meters at the end of 2013, and the unused East Mine shaft located 4.3 kilometers to the east, and going down to a vertical depth of 379 meters. A system of declines and galleries connecting both shafts provide access and underground services to ore zones. The surface infrastructures include a 2,800 tonnes per day (over 1,000,000 tonnes per year) cyanidation processing mill, tailings impoundment areas, and other facilities and infrastructures. Power supply to the site is provided by a 55 kilometer, 120kV power line from the Hydro-Québec transformation station located in the town of Normétal. The map below illustrates the location and access to Casa Berardi:

The Casa Berardi mine is located in the northern part of the Abitibi sub-province, a subdivision of the superior province, the Archean core of the Canadian Shield. The Casa Berardi area belongs to the Harricana-Turgeon Belt, which is a part of the North Volcanic Zone. The regional geology is characterized by a mixed assemblage of mafic volcanics, flysch-type sedimentary iron formations, and graphitic mudrocks that are limited by a large granodioritic to granitic batholith. Structurally, the area is enclosed in the Casa Berardi Tectonic Zone, a 15 kilometers wide corridor that can be traced over 200 kilometers. A network of east-west to east-southeast and west-northwest ductile high strain zones mainly follows the lithological contacts.

Casa Berardi can be classified as an Archean sedimentary-hosted orogenic gold deposit. Mineralization is found in large low-sulphide quartz veins developed against the Casa Berardi fault, and in disseminated sulfides and stockworks lenses associated with strongly carbonate-sericite altered ductile deformation zones obliquely oriented to the Casa Berardi fault, and extending a few hundred metres on both side of the fault following northwest and northeast orientations. Gold mineralization emplacement was coeval with the fault`s evolution and show a strong structural control and vertical extension, even if other factors such as the nature of some host rocks and lithological contacts seem to have favored gold deposition.

The Casa Berardi Fault is defined by a stratigraphic contact between a graphite-rich sediment sequence at the base of the Taïbi domain, a northern continuous intermediary fragmental volcanic unit, and a southern polymictic conglomerate unit. The mineralization system is composed of large, low-sulfide quartz veins and low-grade stockworks and carbonate-mica replacement zones forming in the West Mine and Principale area. On the north side of the Fault, a thick sequence of very homogeneous wacke belonging to the Taïbi Group is affected by an amphibolites metamorphic grade. One kilometer further north is the easterly elongated Recher batholith, which is part of the north-western boundary of the Abitibi greenstone belt.

Aurizon acquired the claims, leases and infrastructure comprising the Casa Berardi mine project in 1998 from TVX Gold Inc. Aurizon engaged in exploration programs beginning in 1998, and production began in late 2006.

Prior to Aurizon’s ownership, the Casa Berardi underground mine operated from 1988 to 1997, producing approximately 3.5 million tonnes of ore at an average gold grade of 7.1 grams/tonne from two sites, the West Mine and the East Mine. Aurizon’s operations from 2006 to 2012 produced approximately 4.1 million tonnes of ore at an average gold grade of 7.8 grams/tonne. A total of 1,625,500 ounces of gold were recovered by the previous operators prior to 2013. The mineral deposits cover a distance of more than 5.0 kilometers.

Hecla acquired Aurizon on June 1, 2013 for approximately CAD$740.8 million (US$714.5 million), and has operated the Casa Berardi mine since the acquisition. The net book value of the Casa Berardi unit property and its associated plant, equipment and mineral interests was approximately $738 million as of December 31, 2013.

Casa Berardi is an underground trackless mine accessed by declines and a shaft, which produces approximately 1,900 tonnes of ore per day. The mining methods are longhole transversal stoping in 10 metres or more mineralization width, and longitudinal retreat stoping in narrower ore bodies. The mineralized zones put in reserves are of varying thickness, ranging from a few tens of meters to 3 metres, which is the minimum mining width. Most of the hanging walls are sub-vertical (55° to 85°), with typically the graphitic Casa Berardi fault at the footwall.

As of December 31, 2013, work crews have approximately 50 meters remaining on a project initiated by Aurizon to deepen the West Mine Shaft. Completion of the associated shaft infrastructure, including loading pockets, shaft lining, services and steel, is expected late in the third quarter of 2014, with commissioning to follow. This new shaft is expected to lower operating costs in future years as the mining horizon deepens.  Additionally, the new shaft should eventually provide a platform for deeper exploration.

The gold recovery process is based on the CIL (carbon in leach) technology where gold is dissolved in a cyanide solution, and precipitated on activated carbon grains put in suspension. The product is a doré bars poured in the mill’s refinery.

Current reserves at the Casa Berardi mine comprise eight zones at the West Mine, spread over a moderate horizontal distance from each other and located at different mine elevations, plus open pit and underground areas at the East Mine. Zone 113, Lower Inter Zone, 118-123 Zones, Principale Zones (open pit and underground) and the East Mine comprise the bulk of the deposit tonnage. The zones are of varying thickness, ranging from over 50 meters to less than three meters, which is the minimum mining width. Most of the hanging walls are sub-vertical (55º to 85º) and exhibit similar wall characteristics with the exception of the Lower Inter Zone, which in a number of places has relatively shallow hanging wall configurations (less than 45º).

A transverse blasthole open stoping mining method was selected for the Casa Berardi mine to provide the desired production rate. Timely supply of both cemented and unconsolidated backfill plays a crucial role in controlling dilution and maintaining a short stoping cycle. This mining method satisfies all of the geotechnical requirements and constraints and, as a non-entry mining method, has proven to be safe and reliable in similar operations.

A very small part of the mineral reserves is planned for longitudinal sequencing, limited to the fringes of the small zones. Longitudinal methods have the advantage of lower waste development requirements; however, there is much less flexibility in sequencing and in access, should ground instabilities occur.

The transverse mining method is used in areas with wide mineralization (10 meters wide or more) and good access from nearby development. The blasthole longitudinal mining method will be used in areas with narrow mineralization, or long distances from development infrastructure.

The East Mine Crown Pillar ("East Mine") open pit, as currently designed, would be a smaller scale operation using conventional open pit mining methods. The East Mine open pit is expected to run for approximately 3 years of production. The average amount of material to be moved every six month period is anticipated to be approximately 140,000 to 180,000 tonnes of ore, with variable quantities of waste.

The Principale Zone open pit, as currently designed, would be mined using conventional open pit mining methods. The Principale Zone open pit is expected to run for slightly over 3 full years of production. The average amount of material being moved every six month period is expected to approximate 500,000 to 550,000 tonnes of ore, with variable quantities of waste.

The mine and mill complex were designed to process over 1,000,000 tonnes of ore per year at a rate of 2,800 tonnes per day. Difficult ground conditions and bottlenecks in stope preparation currently limit underground production to 730,000 tonnes per year (2,000 tonnes per day). The current life of mine plan is based on an average mill rate of 2,200 tonnes per day until 2017. From 2017 on, the mill capacity is expected to increase to 3,000 tonnes per day for the remaining mine life. The increase in capacity is expected to allow for milling of mine ore from open pits.

The current life of mine plan totals 8.2 million tonnes of ore grading 5.5 g/t Au . The projected open pit production is anticipated to be used to support a planned expansion of processing operations to approximately 3,000 tonnes per day. Such throughput is planned to occur from 2017 to 2020.

At Casa Berardi underground exploration drilling involves evaluating the down dip or down plunge projections of our existing ore zones and across major structural trends such as the Casa Fault. During 2013, a total of five drills operated underground to refine current resources and stope designs in the 113, 118, 123 and 127 Zones and extend mineralization in the Principale134 and 140 Zones further east toward the East Shaft. Surface and underground exploration drilling targeting the down plunge extensions of the 123 and 140 Zones below the known extension shows a similar style of mineralization.

The proposed 2014 underground definition drill program is expected to appraise the high grade ore shoots of the 113 and 123 Zones. Underground exploration drilling is expected to evaluate extensions of the 113, 118, 123, 124 and 140 Zones. Surface exploration drilling is expected to concentrate on the deeper, down plunge extensions of the 123 and 140 Zones.

We expect the mine plan will continually be modified as new mineral resources are discovered and upgraded to reserves.

The employees at Casa Berardi are employees of Hecla Quebec Inc., our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 506 employees at the Casa Berardi unit at December 31, 2013.

Information with respect to the Casa Berardi unit’s production, average Cash Cost, After By-product Credits, Per Gold Ounce and proven and probable ore reserves for 2013 is set forth in the table below.

Seven Months Ended December 31,
Production	2013
Ore milled (tons)	387,608
Gold (ounces)	62,532
Silver (ounces)	12,381

Average Cost, After By-products, Per Gold Ounce Produced(1)
Cash Cost, After By-product Credits, Per Gold Ounce	$950.79

Proven Ore Reserves(2,3,4,5)
Total tons	1,106,300
Gold (ounces per ton)	0.17
Contained gold (ounces)	185,100

Probable Ore Reserves(2,3,4,5)
Total tons	7,932,800
Gold (ounces per ton)	0.15
Contained gold (ounces)	1,208,500

Total Proven and Probable Ore Reserves(2,3,4,5)
Total tons	9,039,100
Gold (ounces per ton)	0.15
Contained gold (ounces)	1,393,600

(1)

Includes by-product credits from silver production. Cash Cost, After By-product Credits, Per Gold Ounce represents a measurement that is not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe Cash Cost, After By-product Credits, Per Gold Ounce provides an indicator of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

(2)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and smelter payables and cash operating costs.  Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Casa Berardi, the cutoff grade is expressed in terms of net smelter return (“NSR”), rather than metal grade.  The cutoff grade at Casa Berardi is assumed to be 4 grams per tonne.  Our estimates of proven and probable reserves are based on prices of $1,300 per gold ounce.

(3)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. Mill recoveries for gold are expected to be approximately 91%.

(4)

Casa Berardi ore reserve estimates were prepared by Sylvain Picard, Chief Geologist, and Real Parent, Senior Resource Geologist, at the Casa Berardi unit. An independent review of the 2013 Casa Berardi reserve model was performed by Roscoe Postle Associates Inc. Casa Berardi resource estimates were reviewed by Keith Blair, Senior Resource Geologist at Hecla Limited and Dean McDonald, Senior Vice President of Exploration.

(5)	An independent review of the 2013 Casa Berardi reserve model was performed by Roscoe Postle Associates Inc.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the New York Stock Exchange, Inc. where it trades under the symbol "HL." As of February 14, 2014, there were 6,298 stockholders of record of our common stock. Our common stock quarterly high and low sale prices for the past two years were as follows:

		Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2013	– High	$3.47	$3.98	$4.10	$6.15
	– Low	$2.63	$2.72	$2.65	$3.91
2012	– High	$6.81	$6.94	$4.96	$5.99
	– Low	$5.25	$4.14	$3.70	$4.25

Quarterly dividends were paid on our Series B Preferred Stock for 2012 and 2013, and no dividends are in arrears.

In September 2011 and February 2012, our Board of Directors adopted a common stock dividend policy that has two components: (1) a dividend that links the amount of dividends on our common stock to our average quarterly realized silver price in the preceding quarter, and (2) a minimum annual dividend of $0.01 per share of common stock, in each case, payable quarterly, when declared. See Note 9 of Notes to Consolidated Financial Statements for more information on potential dividend amounts under the first component of the policy at various silver prices. The following table summarizes the common stock dividends declared by our Board of Directors:

	(A)	(B)	(C)	(A+B+C)
Declaration date	Silver-price-linked component per share	Minimum annual component per share	Special dividend per share	Total dividend per share	Total dividend amount (in millions)	Month of payment
November 8, 2011	$0.02	$—	$—	$0.02	$5.6	December 2011
February 17, 2012	$0.01	$0.0025	$—	$0.0125	$3.6	March 2012
May 8, 2012	$0.02	$0.0025	$—	$0.0225	$6.4	June 2012
August 7, 2012	$—	$0.0025	$—	$0.0025	$0.7	September 2012
November 2, 2012	$0.02	$0.0025	$—	$0.0225	$6.4	December 2012
February 25, 2013	$—	$0.0025	$0.01	$0.0125	$3.6	March 2013
May 10, 2013	$—	$0.0025	$—	$0.0025	$0.7	June 2013
August 8, 2013	$—	$0.0025	$—	$0.0025	$0.9	August 2013
November 5, 2013	$—	$0.0025	$—	$0.0025	$0.9	December 2013

Because the average realized silver price for each quarter of 2013 and the second and fourth quarters of 2012 was below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. However, on February 25, 2013, our Board of Directors declared a special common stock dividend of $0.01 per share, in addition to the minimum dividend of $0.0025 per share, for an aggregate dividend of $3.6 million. Prior to 2011, no dividends had been declared on our common stock since 1990. We cannot pay dividends on our common stock if we fail to pay dividends on our Series B Preferred Stock. The declaration and payment of common stock dividends, whether pursuant to the policy or in addition thereto, is at the sole discretion of our Board of Directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

The following table provides information as of December 31, 2013 regarding our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
2010 Stock Incentive Plan	—	N/A	18,065,847
1995 Stock Incentive Plan	612,745	4.29	—
Stock Plan for Non-employee Directors	—	N/A	594,635
Key Employee Deferred Compensation Plan	—	N/A	1,019,948
Total	612,745	4.29	19,680,430

See Note 8 and Note 9 of Notes to Consolidated Financial Statements for information regarding the above plans.

On June 1, 2013, we issued 56,997,790 unregistered shares of common stock to the former holders of common stock of Aurizon Mines Ltd. ("Aurizon") to partially fund the acquisition of Aurizon (see Note 16 of Notes to Consolidated Financial Statements). The shares were not registered under the Securities Act of 1933 pursuant to an exemption from registration under Section 3(a)(10) of such act. We did not issue any unregistered securities in 2012. On December 12, 2011, we issued 5,395,683 unregistered shares of common stock to the various parties listed in the Purchase and Sale Agreement filed as exhibit 10.1 to our Current Report on Form 8-K filed on December 13, 2011. The shares were not registered under the Securities Act of 1933 in reliance on Section 4(2) of such Act and Regulation D thereunder, as transactions by an issuer not involving any public offering, and were issued for the acquisition of the remaining 30% interest in the San Juan Silver project (see Note 16 of Notes to Consolidated Financial Statements for information).

The following performance graph compares the performance of our common stock during the period beginning December 31, 2008 and ending December 31, 2013 to the S&P 500, the S&P 500 Gold Index, a peer group for the year ending December 31, 2013 ("New Peer Group"), and a peer group for the year ending December 31, 2012. The New Peer Group consists of the following companies: Alamos Gold Inc., Allied Nevada Gold Corp., AuRico Gold Inc., Centerra Gold, Inc., Coeur Mining, Inc., Eldorado Gold Corp., Endeavour Silver Corp., First Majestic Silver Corp., Golden Star Resources Ltd., IAMGOLD Corporation, New Gold Inc., Osisko Mining Corp., Pan American Silver Corp., Silver Standard Resources Inc., Stillwater Mining Company. The Old Peer Group consists of the following companies: Alamos Gold Inc., Allied Nevada Gold Corp., Aurico Gold Inc., Centerra Gold, Inc., Coeur Mining, Inc., Eldorado Gold Corp., Golden Star Resources Ltd., IAMGOLD Corporation, New Gold Inc., Pan American Silver Corp., Stillwater Mining Company.  The change in our 2013 peer group compared to the 2012 peer group was to add Endevour Silver Corp., First Majestic Silver Corp., Osisko Mining Corp., and Silver Standard Resources Inc., representing additional companies that we have determined to be within an acceptable revenue range. The graph assumes a $100 investment in our common stock and in each of the indexes and peer groups since the beginning of the period, and a reinvestment of dividends paid on such investments on a quarterly basis throughout the period.

Date	Hecla Mining	S&P 500	S&P 500 Gold Index	2012 Old Peer Group	2013 New Peer Group
December 2008	$100.00	$100.00	$100.00	$100.00	$100.00
December 2009	$220.71	$126.46	$117.27	$206.60	$213.43
December 2010	$402.14	$145.51	$153.59	$308.95	$305.68
December 2011	$187.37	$148.59	$152.54	$249.35	$243.18
December 2012	$211.35	$172.37	$121.41	$227.31	$230.83
December 2013	$112.25	$228.19	$62.51	$104.48	$124.61

The stock performance information above is “furnished” and shall not be deemed to be “soliciting material” or subject to Rule 14A of the Exchange Act, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this report and irrespective of any general incorporation by reference language in any such filing, except to the extent that it specifically incorporates the information by reference.

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions. See Note 9 of Notes to Consolidated Financial Statements for more information. We made no purchases of our outstanding common stock during the quarter ended December 31, 2013.

Item 6. Selected Financial Data

The following table (in thousands, except per share amounts, common shares issued, stockholders of record, and employees) sets forth selected historical consolidated financial data as of and for each of the years ended December 31, 2009 through 2013, and is derived from our audited financial statements. The data set forth below should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and the Notes thereto.

	2013 (7)	2012 (7)	2011	2010	2009
Sales of products	$382,589	$321,143	$477,634	$418,813	$312,548
Net income (loss)	$(25,130)	$14,954	$151,164	$48,983	$67,826
Preferred stock dividends (1,2)	$(552)	$(552)	$(552)	$(13,633)	$(13,633)
Income (loss) applicable to common stockholders	$(25,682)	$14,402	$150,612	$35,350	$54,193
Basic income (loss) per common share	$(0.08)	$0.05	$0.54	$0.14	$0.24
Diluted income (loss) per common share	$(0.08)	$0.05	$0.51	$0.13	$0.23
EBITDA (3)	$69,130	$76,373	$283,365	$(12,103)	$134,533
Total assets	$2,232,119	$1,378,290	$1,396,090	$1,382,493	$1,046,784
Accrued reclamation & closure costs (4)	$105,191	$113,215	$153,811	$318,797	$131,201
Non-current portion of debt and capital leases	$505,058	$11,935	$6,265	$3,792	$3,281
Cash dividends paid per common share(5)	$0.02	$0.06	$0.02	$—	$—
Common shares issued and outstanding	342,663,381	285,209,848	285,289,924	258,485,666	238,335,526
Stockholders of record	6,435	6,630	6,943	7,388	7,647
Employees(6)	1,312	735	735	686	656

(1)

During 2008, $0.4 million in Series B preferred dividends were declared and paid, while $0.1 million in dividends for the fourth quarter of 2008 were deferred.  Series B preferred dividends for the first three quarters of 2009, which totaled $0.4 million, were also deferred.  In December 2009, we declared all dividends in arrears on our Series B preferred stock of $0.6 million and the scheduled $0.1 million dividend for the fourth quarter of 2009.  These dividends were paid in cash in January 2010.  Therefore, dividends declared on our Series B preferred shares of $0.7 million were included in the determination of income applicable to common stockholders for 2009 with no cash paid for Series B preferred dividends during 2009.  We declared and paid all quarterly dividends on our Series B preferred shares for 2010, 2011, 2012 and 2013 totaling $0.6 million for each of those years.

(2)

Dividends on our 6.5% Mandatory Convertible Preferred Stock totaling $13.1 million for the fourth quarter of 2008 and the first three quarters of 2009 were deferred.  In December 2009, we declared the $13.1 million in dividends in arrears on our 6.5% Mandatory Convertible Preferred Stock and the scheduled $3.3 million dividend for the fourth quarter of 2009.  These dividends were paid in shares of our common stock in January 2010.  Therefore, dividends declared on our 6.5% Mandatory Convertible Preferred Stock of $13.1 million were included in the determination of income applicable to common stockholders for 2009 with no cash paid for 6.5% Mandatory Convertible Preferred Stock dividends in 2009.  We declared and paid all quarterly dividends on our 6.5% Mandatory Convertible Preferred Stock totaling $13.1 million for 2010.  Dividends declared for the first and second quarters of 2010 were paid in shares of our common stock and dividends for the third and fourth quarters of 2010 were paid in cash.  The cash dividend declared for the fourth quarter of 2010, which was paid in January 2011, represented the last dividend paid on the 6.5% Mandatory Convertible Preferred Stock, which automatically converted to shares of our common stock on January 1, 2011.

(3)

Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is a measurement that is not in accordance with GAAP. EBITDA is used by management, and is useful to investors, for evaluating our operational performance. A reconciliation of this non-GAAP measure to net income (loss), the most comparable GAAP measure, can be found in Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Earnings Before Interest, Taxes, Depreciation, and Amortization (non-GAAP) to Net Income (Loss) (GAAP).

(4)

In the fourth quarter of 2010, we recorded an accrual of $193.2 million to reflect our liability for environmental obligations in Idaho's Coeur d'Alene Basin pursuant to negotiations with the plaintiffs in the Coeur d'Alene Basin environmental litigation and the State of Idaho on the financial terms of settlement of the litigation and related claims. The settlement was finalized in September 2011.

(5)

See Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for a summary of the common stock dividends declared by our Board of Directors for the years presented.

(6)	The increase in the number of employees in 2013 was due largely to the acquisition of Aurizon Mines, Ltd. in June 2013. See Note 16 of Notes to Consolidated Financial Statements for more information.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Established in 1891 in northern Idaho’s Silver Valley, we believe we are the oldest still-operating precious metals mining company in the United States and the largest silver producer in the U.S.  Our corporate offices are in Coeur d’Alene, Idaho and Vancouver, British Columbia. Our production profile includes:

•	silver, gold, lead, and zinc contained in concentrates shipped to various smelters; and

•	doré containing gold and silver, which is further refined before sale of the metals to precious metal traders.

Our operating properties comprise our three business segments for financial reporting purposes:   the Greens Creek operating unit on Admiralty Island in Alaska, the Lucky Friday operating unit in Idaho, and the Casa Berardi operating unit in Quebec, Canada. Since our operating mines are located in the U.S. and Canada, we believe they have low political risk, and less economic risk than mines located in other parts of the world. Our exploration interests are located in the United States, Canada, and Mexico, jurisdictions with low or relatively moderate political and economic risk, and are located in historically successful mining districts.

Our operating and strategic framework is based on expanding our production and locating and developing new resource potential. In 2013, we

•

Acquired Aurizon Mines Ltd. ("Aurizon") on June 1, which gave us ownership of the Casa Berardi gold mine and other mineral interests in Quebec, Canada (discussed further below). The acquisition was partially funded by $490 million in net proceeds from our issuance of Senior Notes having an eight-year maturity and a coupon rate of 6.875%.

•

Returned our Lucky Friday mine to historical full production rates beginning in September 2013. As discussed in the Lucky Friday Segment section below, production was suspended at Lucky Friday during all of 2012 as we completed rehabilitation work to address MSHA orders.

•

Achieved higher silver and gold production by 39% and 116% compared to 2012. The higher silver production is due to the return of production at Lucky Friday and improved throughput and ore grades at Greens Creek, and the increase in gold production is due primarily to the addition of the Casa Berardi mine through the acquisition of Aurizon.

•

Committed a record level of capital expenditures (including non-cash lease additions) of approximately $162.6 million, including $57.1 million at Greens Creek, $55.9 million at Lucky Friday, and $41.4 million at Casa Berardi.

•

Increased overall proven and probable silver and gold reserves at December 31, 2013 by 13% and 190%, respectively, compared to 2012, with silver reserves reaching the highest level in our history. The higher overall silver reserves is due to a 39% increase at Lucky Friday, partially offset by a 2% decrease at Greens Creek. The increase in overall gold reserves is primarily the result of the acquisition of the Casa Berardi mine. See Part I, Item 2. Property Descriptions for additional information on proven and probable reserves at each of our operating units.

•

Maintained a significant level of exploration and pre-development spending during the year, drilling targets at each of our five land packages in Alaska, Idaho, Colorado, Quebec, and Mexico. We also advanced pre-development projects at the San Sebastian mine in Mexico, and the historic Bulldog mine in Creede, Colorado, where we obtained access to the historical mine working through construction of a new decline access way.

•	Paid common stock dividends totaling $6.0 million, or $0.02 per share. See Note 9 of Notes to Consolidated Financial Statements.

•

Reduced our balances for accrued reclamation and closure costs by $8.0 million, primarily as a result of making the scheduled $15.0 million payment pursuant to the terms of settlement of the Coeur d'Alene Basin litigation and advancement of work at the Grouse Creek site (a non-operating property located in Idaho), where we have substantially completed reclamation.

•

Scaled down discretionary capital, exploration, and pre-development expenditures starting in the fourth quarter of 2013, with a plan to continue the reduced spending levels in 2014, to address the recent reduction in metals prices.

•	Achieved the above milestones while maintaining a cash balance of $212.2 million as of December 31, 2013.

Silver and gold prices declined to annual averages of $23.83 and $1,411, respectively, for 2013, from average prices of $31.15 for silver and $1,669 for gold for 2012 and $35.11 for silver and $1,569 for gold in 2011. Average prices of lead recovered slightly in 2013 from the average price for 2012, which had decreased by 14% compared to 2011. The prices of zinc remained substantially level during 2013, after decreasing by 12% during 2012. Lead and zinc represent important by-products at our Greens Creek and Lucky Friday segments. The decrease in precious metals prices negatively impacted our operating results in spite of increased production of silver, gold, lead, and zinc in 2013 compared to 2012 due to the return of production at Lucky Friday, improved throughput at Greens Creek, and the addition of the Casa Berardi mine .

The factors driving metals prices are beyond our control and are difficult to predict. As noted above, prices have been highly volatile in the last three years and could be so in the future. Average prices in 2013 compared to those in 2012 and 2011 are illustrated in the Results of Operations section below.  Moreover, the metal grades of ore mined are impacted by geology and mine planning efficiencies and operations, potentially creating constraints on metals produced.  Ore transportation and smelting schedules also impact the timing of sales and final settlement.

See the Results of Operations section below for a discussion of the factors impacting income applicable to common stockholders for the three years ended December 31, 2013, 2012 and 2011.

Key Issues

We intend to achieve our long-term strategy of increasing production and expanding our proven and probable reserves through development and exploration, as well as by future acquisitions. Our strategic plan requires that we manage several challenges and risks inherent in conducting mining, development, exploration and metal sales at multiple locations.

One such risk involves metals prices, over which we have no control except through derivative and other contracts. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control. Average market prices of silver and gold in 2013 were lower than their levels in 2012, while lead and zinc prices were substantially the same, as illustrated by the table in Results of Operations below. While we believe current global economic and industrial trends could result in growing demand, prices have been volatile over the last five years and there can be no assurance that current prices will continue.

On June 1, 2013, we completed the acquisition of all of the issued and outstanding common shares of Aurizon for total consideration of CAD$740.8 million (US$714.5 million). See Note 16 of Notes to Consolidated Financial Statements for more information. The acquisition gave us 100% ownership of the producing Casa Berardi gold mine, along with interests in various gold exploration properties in the Abitibi region of north-western Quebec, Canada. As we saw in 2013, the acquisition is expected to significantly increase our annual gold production and gives us ownership of an operating gold mine with significant gold reserves, and provides access to a large land package with known mineralization. Nonetheless, we are faced with the challenge of continuing the integration of, and the operating responsibility for Casa Berardi and other Aurizon projects. In addition, as further discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, the acquisition has increased our exposure to risks associated with exchange fluctuations between the U.S. dollar and Canadian dollar. The acquisition was partially funded by $490 million in net proceeds from our issuance of Senior Notes in April 2013 (see Note 6 of Notes to Consolidated Financial Statements). As discussed in the Financial Liquidity and Capital Resources section below, we believe that we will be able to meet the obligations associated with the acquisition of Aurizon and additional debt; however, a number of factors could impact our ability to meet the debt obligations and fund our other projects.

We make our strategic plans in the context of significant uncertainty about future operational capacity, which may impact new opportunities that require many years and substantial cost from discovery to production. We approach this challenge by investing in exploration and capital in districts with known mineralization.  However, in an effort to address the recent decline in precious metals prices, we reduced our exploration and pre-development spending in 2013, after significantly increasing our exploration and pre-development activity in 2012 compared to 2011. We anticipate a further decrease in exploration and pre-development activity in the coming year as a part of our continued plan to reduce spending on discretionary projects in the lower metals price environment.

As further discussed in the Lucky Friday Segment section below, we are in the process of constructing an internal shaft at the Lucky Friday mine (“#4 Shaft”), which, we believe, will significantly increase production and extend the life of the mine.  The #4 Shaft project will involve significant additional capital costs during the periods leading up to its expected completion date in 2016. Although we believe that our current capital resources will allow us to complete the #4 Shaft project, there are a number of factors that could affect its completion.

 Volatility in global financial markets poses a significant challenge to our ability to access credit and equity markets, should we need to do so, and to predict sales prices for our products. As discussed in Note 9 of Notes to Consolidated Financials Statements, we have established a common stock dividend policy which includes a component that is linked to our realized silver price. We utilize forward contracts to manage exposure to declines in the prices of silver, gold, zinc and lead contained in our concentrates that have been shipped but have not yet settled, and zinc and lead contained in our forecasted future concentrate shipments. In addition, we have in place a three-year $100 million revolving credit agreement under which there were no borrowings during 2013 and are no outstanding borrowings as of the filing date of this annual report.

We strive to achieve excellent mine safety and health performance. We seek to implement this goal by: training employees in safe work practices; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; involving employees in the establishment of safety standards; and participating in the National Mining Association's CORESafety program. We attempt to implement reasonable best practices with respect to mine safety and emergency preparedness. See Part I, Item 1A. Risk Factors and the Lucky Friday Segment section below for information on accidents and other events that impacted operations at our Lucky Friday unit. We work with MSHA to address issues outlined in the investigations of these incidents and continue to evaluate our safety practices.

Another challenge is the risk associated with environmental matters and ongoing reclamation activities. As described in Risk Factors and Note 7 of Notes to Consolidated Financial Statements, it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans.  We are involved in various environmental legal matters with no assurance that the estimate of our environmental liabilities, liquidity needs, or strategic plans will not be significantly impacted as a result of these matters or new matters that may arise. We strive to ensure that our activities are conducted in compliance with applicable laws and regulations and attempt to resolve environmental litigation on as favorable terms as possible.

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

As a result of industry-wide fatal accidents in recent years, primarily at underground coal mines, there has been an increase in mine regulation.  In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC was directed to issue rules regarding the disclosure of mine safety data.  Moreover, because of the incidents in 2011 at the Lucky Friday mine, we expect additional regulatory scrutiny, and our ability to achieve and maintain compliance with MSHA regulations will be challenging and may increase our operating costs. See Part I, Item 1A. Risk Factors - Accidents and other events at our Lucky Friday mine could have additional adverse consequences to us and We face substantial governmental regulation and environmental risk.

Results of Operations

Sales of products by metal for the years ended December 31, 2013, 2012 and 2011were as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Silver	$170,634	$174,379	$286,637
Gold	137,603	72,757	69,964
Lead	50,761	30,074	69,482
Zinc	74,683	91,998	107,585
Less: Smelter and refining charges	(51,092)	(48,065)	(56,034)
Sales of products	$382,589	$321,143	$477,634

For the year ended December 31, 2013, we reported a loss applicable to common stockholders of $25.7 million compared to income of $14.4 million in 2012 and $150.6 million in 2011. The following factors led to the results for the year ended December 31, 2013 compared to 2012 and 2011:

•

Decreased average silver and gold prices in 2013 compared to 2012 and 2011, with average lead and zinc prices also lower in 2013 compared to 2011. These price variances are illustrated in the table below.

		Average price for the year ended December 31,
		2013	2012	2011
Silver —	London PM Fix ($/ounce)	$23.83	$31.15	$35.11
	Realized price per ounce	21.28	32.11	35.30
Gold —	London PM Fix ($/ounce)	1,411	1,669	1,569
	Realized price per ounce	1,317	1,687	1,592
Lead —	LME Final Cash Buyer ($/pound)	0.97	0.94	1.09
	Realized price per pound	1.00	0.96	1.05
Zinc —	LME Final Cash Buyer ($/pound)	0.87	0.88	1.00
	Realized price per pound	0.88	0.90	1.00

Average realized prices differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the smelters, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metal prices each period through final settlement.  For 2013, we recorded net negative price adjustments to provisional settlements of $17.0 million compared to net positive price adjustments to provisional settlements of $3.8 million in 2012 and net negative price adjustments of $2.6 million in 2011. The price adjustments related to zinc and lead contained in our concentrate shipments were largely offset by gains and losses on forward contracts for those metals for each year. For 2013, the price adjustments related to silver and gold contained in our concentrate and doré sales were also partially offset by gains and losses on forward contracts for those metals, as we began utilization of forward contracts for those metals in July 2013 (see Note 10 of Notes to Consolidated Financial Statements for more information).  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.

•

Decreased gross profit at our Greens Creek unit to $69.7 million in 2013 compared to $143.3 million in 2012 and $188.5 million in 2011.    We reported a gross loss for 2013 at the Lucky Friday unit of $4.9 million due to the restart of the mine, which had been closed for rehabilitation in 2012, while we recognized gross profit of $76.5 million at Lucky Friday in 2011. The lower gross profit at the Greens Creek unit and the gross loss at the Lucky Friday unit were partially offset by gross profit at the newly acquired Casa Berardi unit of $1.3 million in 2013. See the Greens Creek Segment, Lucky Friday Segment, and Casa Berardi Segment sections below for further discussion of operating results.

•	Costs related to the acquisition of Aurizon of $26.4 million in 2013.

•

Interest expense, net of amounts capitalized, of $21.7 million in 2013 compared to $2.4 million in 2012 and $2.9 million in 2011. The increase is due to the issuance of Senior Notes in April 2013, with the net proceeds used to partially fund the acquisition of Aurizon (see Notes 6 and 16 of Notes to Consolidated Financial Statements).

•

Higher general and administrative costs, which increased to $28.9 million in 2013 from $21.3 million in 2012 and $18.5 million in 2011 due to increased staffing and costs attributable to the acquisition of Aurizon.

•

The temporary halt in production and suspension-related costs of $25.3 million incurred at our Lucky Friday unit in 2012 related to maintenance of surface facilities and mine workings and refurbishing the mill in preparation for the return to production. See The Lucky Friday Segment section for more information on the temporary suspension of production during 2012.

•

Net mark-to-market gains on base metal forward contracts of $18.0 million in 2013 and $38.0 million in 2011, and net losses of $10.5 million in 2012. These gains and losses are related to financially-settled forward contracts on forecasted zinc and lead production as part of a risk management program.  The gains in 2013 and 2011 resulted from decreases in zinc and lead prices during those periods, with the losses in 2012 due to increasing prices for those metals. We do not include silver and gold in this program.

•

Exploration and pre-development expense decreased to $37.7 million in 2013 from $49.7 million in 2012, which represented a significant increase from $31.4 million in 2011. Despite spending less in 2013, our activity in 2013 included a continuation of extensive exploration work at our Greens Creek unit, on our land package near Durango, Mexico, at our San Juan Silver project in the Creede district of Colorado, and in the North Idaho's Coeur d'Alene Mining District near our Lucky Friday unit, as well as exploration work at the newly acquired Casa Berardi mine and other projects on our land package in Quebec, Canada. "Pre-development expense" is defined as costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves. We advanced pre-development projects during 2011, 2012, and 2013 at the Equity and Bulldog mines in the Creede district and at the Star mine in the Coeur d'Alene district which have given us access to historic workings and underground drill platforms. We have also initiated pre-development work at the San Sebastian mine in Mexico.

•

Reclassification of $3.0 million in unrealized losses on certain marketable securities from other comprehensive income to current earnings in 2013, compared to losses of $1.2 million and $0.1 million, respectively, in 2012 and 2011. The losses were recognized in current earnings in each period because the securities were deemed to be other than temporarily impaired.

•

Provision for closed operations and environmental matters decreased to $5.4 million in 2013 and $4.7 million in 2012 from $9.7 million in 2011. The higher provision in 2011 was primarily the result of a $4.7 million increase to the liability for the Grouse Creek site to reflect new information on the remaining cost of reclamation work there. Reclamation was substantially completed at Grouse Creek in 2013.

•

Income tax benefit of $9.8 million in 2013 compared to income tax provisions of $8.9 million in 2012 and $82.0 million in 2011. The benefit in 2013 and the lower provision in 2012 compared to 2011 is the result of reduced profits. See Note 5 of Notes to Consolidated Financial Statements for more information.

Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2013	2012	2011
Sales	$263,263	320,895	342,906
Cost of sales and other direct production costs	(138,261)	(134,105)	(113,393)
Depreciation, depletion and amortization	(55,265)	(43,522)	(41,013)
Gross Profit	$69,737	$143,268	$188,500

Tons of ore milled	805,322	789,569	772,069
Production:
Silver (ounces)	7,448,347	6,394,235	6,498,337
Gold (ounces)	57,457	55,496	56,818
Zinc (tons)	57,614	64,249	66,050
Lead (tons)	20,114	21,074	21,055
Payable metal quantities sold:
Silver (ounces)	6,675,459	5,430,252	5,314,232
Gold (ounces)	46,648	43,133	43,942
Zinc (tons)	39,806	50,895	48,436
Lead (tons)	17,056	15,733	16,067
Ore grades:
Silver ounces per ton	13.04	11.13	11.49
Gold ounces per ton	0.12	0.12	0.12
Zinc percent	8.47	9.35	9.81
Lead percent	3.33	3.49	3.52
Mining cost per ton	$68.43	$64.05	$49.31
Milling cost per ton	$33.92	$29.35	$30.69
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$4.42	$2.70	$(1.29)

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Reconciliation Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) to Costs of of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The $73.5 million and $118.8 million decrease in gross profit for 2013 compared to 2012 and 2011, respectively, were primarily the result of the following factors:

•

Lower average prices for silver, gold, and zinc. Average prices for silver and gold for 2013 were lower than in 2012 by 23% and 15%, respectively, and lower than in 2011 by 32% and 10%, respectively. Average lead prices in 2013 were also lower compared to 2011, but were higher compared to 2012.

•

Negative price adjustments to revenues of $16.5 million in 2013 compared to positive prices adjustments of $3.5 million in 2012 and negative adjustments of $0.5 million in 2011. Price adjustments to revenues result from changes in metals prices between transfer of title of concentrates to buyers and final settlements during the period, and are partially offset by gains and losses on forward contracts related to concentrates that have been shipped.

•	Higher mining and milling costs in 2013 compared to 2012 and 2011.

The Greens Creek operation is partially powered by diesel generators, and production costs have historically been significantly affected by fluctuations in fuel prices and utility power availability. Installed infrastructure allows hydroelectric power to be supplied to Greens Creek by Alaska Electric Light and Power (AEL&P) via a submarine cable from North Douglas Island, near Juneau, to Admiralty Island, where Greens Creek is located. This has reduced production costs at Greens Creek to the extent power has been available.  In 2011, due to lower precipitation, less hydroelectric power was available. During 2012, the mine began receiving an increased portion of its power needs from AEL&P; however, due to lower precipitation levels and increased local demand, less hydroelectric power was available in 2013. When weather conditions are not favorable to maintain lake water levels, the mine relies on diesel generated power. Fuel costs represented approximately $13.3 million (11% of total production costs) at Greens Creek in 2013 compared to $6.8 million (6% of production costs) in 2012 and $12.7 million (13% of production costs) in 2011. The cost of hydroelectric power was $4.7 million (4% of production costs) in 2013, $6.8 million (6% of production costs) in 2012, and $3.9 million (4% of production costs) in 2011.

Mining costs per ton increased in 2013 by 7% and 39% compared to 2012 and 2011, respectively. The higher mining costs were due primarily to higher cost of labor. Milling costs per ton increased in 2013 by 16% and 11% compared to 2012 and 2011, respectively. Milling costs were up in 2013 compared to 2012 because we generated more power on-site in 2013 due to reduced availability of less expensive hydroelectric power, resulting in higher diesel costs, as discussed above. The increase in milling costs in 2013 compared to 2011 is primarily the result of an increase in the cost of diesel fuel from $3.40 in 2011 to $3.58 in 2013.

Depreciation, depletion and amortization expense was 27% and 35% more in 2013 compared to the same periods in 2012 and 2011, respectively, due to increased assets in service and the effect on units-of-production depreciation of weaker silver prices relative to base metal prices.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for 2013 compared to 2012 and 2011:

As set forth above, Cash Cost, After By-product Credits, per Silver Ounce in 2013 was $4.42, consisting of $27.32 of Cash Cost, Before By-product Credits, per Silver Ounce and $22.90 per ounce of by-product credits, compared to $2.70 in 2012, consisting of $32.55 of Cash Cost, Before By-product Credits, per Silver Ounce and $29.85 per ounce of by-product credits. Cash Cost, After By-product Credits, per Silver Ounce in 2011 was negative $1.29, consisting of $30.40 Cash Cost, Before By-product Credits, per Silver Ounce and $31.69 per ounce of by-product credits. The increase in Cash Costs, After By-product Credits, per Silver Ounce for 2013 compared to 2012 and 2011 was the result of having lower by-product credits, as Cash Cost, Before By-product Credits, Per Silver Ounce actually decreased by $5.23 and $3.08, respectively. Mining and milling costs per ounce were higher in 2013 compared to 2012, but the other costs were lower. However, Cash Cost, After By-product Credits, per Silver Ounce was higher in 2013 due to by-product credits per silver ounce that were lower by $6.95 and $8.79, respectively, compared to 2012 and 2011.

Mining and milling cost decreased in 2013 compared to 2012 on a per-ounce basis, despite increasing on a per-ton basis as discussed above, due primarily to higher silver production resulting from improved silver grades. Mining and milling costs increased in 2013 compared to 2011 due to higher labor and power costs in 2013 compared to 2011, partially offset by the impact of higher silver production.

Other costs for 2013 were lower compared to 2012 and 2011 due to the effect of higher silver production and lower mine license tax, partially offset by higher labor and power costs.

Treatment costs were lower in 2013 compared to 2012 and 2011 as a result of reduced zinc and lead concentrate production and lower zinc prices. Reduced average lead prices also contributed to the higher treatment costs in 2013 compared to 2011. Treatment costs include a price adjustment component that fluctuates with change in base metal prices.

By-product credits were lower in 2013 compared to 2012 and 2011 due to lower gold prices, higher silver production due to increased silver ore grades, and reduced zinc and lead production as a result of lower ore grades for those metals. The decrease in by-product credits in 2013 versus 2011 was also due to lower zinc and lead prices.

The difference between what we report as "production" and "payable metal quantities sold" is attributable to the difference between the quantities of metals contained in the concentrate we produce versus the portion of those metals actually payable by our smelter customers according to the terms of the smelter contracts. Differences can also arise from inventory changes incidental to shipping schedules. The increase in payable quantities sold for 2013 compared to 2012 and 2011 is due to the timing of concentrate shipments and increased production during 2013.

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

•	metallurgical treatment maximizes silver recovery;

•	the deposit is a massive sulfide deposit containing an unusually high proportion of silver; and

•	in most of its working areas, Greens Creek utilizes selective mining methods in which silver is the metal targeted for highest recovery.

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

In the fourth quarter of 2012, we updated our asset retirement obligation ("ARO") to reflect a preliminary revised reclamation and closure plan having estimated undiscounted costs of approximately $73.9 million, an increase from the $53.4 million in the previous plan. A Record of Decision was completed in late 2013 for proposed expansion of tailings capacity. In addition, in early 2014 we were engaged in negotiations with the U.S. Forest Service and state agencies on their proposed revisions to our previously-submitted reclamation and closure plan. We have initiated work on an update of the closure plan which will include estimated costs related to future reclamation of the tailings expansion area and address the comments from the regulators. As a result, we anticipate recognizing an increase in the ARO asset and liability in the first quarter of 2014. See Note 4 of Notes to Consolidated Financial Statements for more information on the ARO update. As part of the revised closure plan, we will be required to increase our current $30 million reclamation bond and are currently evaluating bonding options. The increase in required bonding will be a material amount, and there can be no assurance that this bonding capacity will be available to us.

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2013	2012	2011
Sales	$44,204	$248	$134,728
Cost of sales and other direct production costs	(41,230)	—	(52,180)
Depreciation, depletion and amortization	(7,833)	—	(6,053)
Gross profit (loss)	$(4,859)	$248	$76,495

Tons of ore milled	174,331	—	298,672
Production:
Silver (ounces)	1,459,000	—	2,985,339
Lead (tons)	10,260	—	18,095
Zinc (tons)	3,793	—	7,305
Payable metal quantities sold:
Silver (ounces)	1,328,340	—	2,805,402
Lead (tons)	8,377	—	16,983
Zinc (tons)	2,702	—	5,465
Ore grades:
Silver ounces per ton	8.99	—	10.69
Lead percent	6.19	—	6.51
Zinc percent	2.69	—	2.82
Mining cost per ton	$100.49	$—	$60.76
Milling cost per ton	$29.74	$—	$16.96
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$19.21	$—	$6.47

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

The Lucky Friday segment reported no significant sales, cost of sales and direct production costs, depreciation, depletion, and amortization, or mine production for 2012 due to the suspension of production there for the year, as discussed below. The decrease in gross profits for 2013 compared to 2011 resulted primarily from lower prices for all three metals produced, as illustrated in the Results of Operations section above, and reduced mill throughput due to the ramp-up of production following the suspension of production, as discussed below.

At the end of 2011, MSHA began a special impact inspection which resulted in an order to remove built-up cementitious material from the Silver Shaft. The Silver Shaft is an approximately one-mile deep, 18-foot diameter, concrete-lined shaft from surface. It is the primary access to the underground workings. In response to the MSHA order, we submitted a plan to MSHA and received approval to remove the built-up cementitious material, and that work commenced in the first quarter of 2012. The plan also included removal of unused utilities, construction of a water ring to prevent ice from forming in the winter, the installation of a metal brattice, repair of shaft steel, and installation of a new power cable.

Production was suspended during all of 2012 as the Silver Shaft rehabilitation work was performed. During the suspension of production, the smelter contracts related to treatment of concentrates were suspended based on force majeure. The shaft restoration project and other related work was completed in early 2013, and limited production at the Lucky Friday recommenced in February 2013. During late September 2013, the mine reached its historical full throughput rate of 900 tons per day. Once the Silver Shaft rehabilitation work was completed down to the 4900 foot level, we commenced construction of a haulage way bypass around an area impacted by a December 2011 rock burst, and completed the bypass in early 2013. Completion of work on the Silver Shaft to the 4900 foot level also enabled planning and other preliminary work to resume on the #4 Shaft project (discussed below), and we resumed sinking of the #4 Shaft in early 2013 upon completion of the Silver Shaft work

Net suspension-related income in 2013 totaled $1.4 million, and includes $1.5 million recognized for business interruption insurance proceeds. Suspension-related costs for 2012 totaled $25.3 million, including $6.3 million in depreciation, depletion, and amortization. This activity is included in a separate line item under Other operating expenses on the Consolidated Statement of Operations and Comprehensive Income (Loss).

Cash Cost, After By-product Credits, per Silver Ounce and mining and milling costs per ton for 2013 were higher than levels realized during historical periods when operating at full production. The higher per-unit costs were primarily due to lower production, as mine output was limited until development, production, and backfilling became synchronized. We anticipate a reduction in per-unit costs in 2014 as a result of the return to historical full production levels. The suspension-related costs discussed above are excluded from the calculations of Cash Cost, After By-product Credits, per Silver Ounce and mining and milling costs per ton.

The $0.2 million in sales recognized in 2012 represents provisional price adjustments on prior-period concentrate shipments that were subject to changes in metals prices during the first quarter of 2012 until their final settlement.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for 2013 and 2011:

As reported above, Cash Cost, After By-product Credits, per Silver Ounce in 2013 was $19.21 per ounce, consisting of $34.93 of Cash Cost, Before By-product Credits, per Silver Ounce and $15.72 per ounce of by-product credits, compared to $6.47 in 2011 consisting of $22.69 of Cash Cost, Before By-product Credits, per Silver Ounce and $16.22 per ounce in by-product credits. The higher Cash Cost, After By-product Credits, per Silver Ounce in 2013 compared to 2011 was the result of higher mining, milling, and other costs, due to costs associated with the ramp-up of production after the suspension of operations in 2012 and lower silver ore grades, and lower by-product credits due to lower lead and zinc prices.

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

While value from lead and zinc is significant, we believe that identification of silver as the primary product of the Lucky Friday unit is appropriate because:

•	silver has historically accounted for a higher proportion of revenue than any other metal and is expected to do so in the future;
•	this mining district is long associated with silver production; and
•	selective mining methods target silver production.

Likewise, we believe the identification of lead and zinc as by-product credits is appropriate because of their low economic value compared to silver and due to the fact that silver is the primary product we intend to produce. In addition, we do not receive sufficient revenue from any single by-product metal to warrant classification of such as a co-product.

The #4 Shaft project, an internal shaft at the Lucky Friday mine, is expected to, upon its completion, provide deeper access extending the mine's operational life and expand silver production.  We commenced engineering and construction activities on the #4 Shaft in 2008, and our Board of Directors gave its final approval of the project in August 2011.  Construction of the #4 Shaft as currently designed is expected to cost approximately $215 million, including approximately $130 million already spent as of December 31, 2013, with completion anticipated in 2016.  As discussed above, the #4 Shaft sinking activities were temporarily suspended until rehabilitation work in the Silver Shaft was completed in early 2013. We believe that our current capital resources will allow us to complete the project.  However, there are a number of factors that could affect completion of the project, including:  (i) a significant decline in metals prices, (ii) a reduction in available cash or credit, whether arising from decreased cash flow or other uses of available cash, (iii) increased regulatory burden, or (iv) a significant increase in operating or capital costs.

Many of the employees at our Lucky Friday unit are represented by a union. The collective bargaining agreement with the union expires on April 30, 2016.  As a result of the requirement to remove loose material from the Silver Shaft, which limited underground access, Hecla Limited laid off 121 employees in January 2012, with approximately 25 of those employees accepting temporary positions at other Hecla operations. Employment at the Lucky Friday unit has returned to roughly its level in 2011.

In March 2012, Hecla Limited received notice of a complaint filed against it by the United Steel Workers, Local 5114, with the Federal Mine Safety Health Review Commission for compensation for bargaining unit workers at the Lucky Friday mine who were idled as a result of the previously-announced, temporary suspension of production at the mine. In addition, in April 2013, the family of Larry Marek, an employee of Hecla Limited who was fatally injured in the April 2011 accident, filed a lawsuit against us and certain of our officers and employees seeking damages for, among other claims, wrongful death and infliction of emotional distress. Also, in December 2013, four employees of Hecla Limited who were injured in the December 2011 rock burst filed a lawsuit against us and certain of our employees seeking damages for, among other claims, intentional and willful injury and infliction of emotional distress. See the Other Contingencies section of Note 7 of Notes to Consolidated Financial Statements for more information.

The Casa Berardi Segment

On June 1, 2013, we completed the acquisition of all of the issued and outstanding common shares of Aurizon Mines, Ltd. ("Aurizon") for total consideration of CDN$740.8 million (US$714.5 million). See Note 16 of Notes to Consolidated Financial Statements for more information. The acquisition gives us 100% ownership of the producing Casa Berardi mine, along with interests in various gold exploration properties in the Abitibi region of north-western Quebec, Canada. The tabular information below reflects our ownership commencing on June 1, 2013.

The following is information on the operating results and key production statistics of our Casa Berardi segment (dollars are in thousands, except for per ton and per ounce amounts):

Year Ended December 31, 2013 (1)
Sales	$75,122
Cost of sales and other direct production costs	(55,825)
Depreciation, depletion and amortization	(18,030)
Gross profit	$1,267
Tons of ore milled	387,608
Production:
Gold (ounces)	62,532
Silver (ounces)	12,381
Payable metal quantities sold:
Gold (ounces)	57,840
Silver (ounces)	15,500
Ore grades:
Gold ounces per ton	0.18
Silver ounces per ton	0.036
Mining cost per ton	$127.56
Milling cost per ton	$23.02
Cash Cost, After By-product Credits, per Gold Ounce (2)	$951

(1)	For the seven month period commencing on June 1, 2013, the date of the acquisition.

(2)

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

As of December 31, 2013, work crews have approximately 50 meters remaining on a project initiated by Aurizon to deepen the West Mine Shaft. Completion of the associated shaft infrastructure, including loading pockets, shaft lining, services and steel, is expected late in the third quarter of 2014, with commissioning to follow. This new shaft is expected to lower operating costs in future years as the mining horizon deepens.  Additionally, the new shaft is expected to eventually provide a platform for deeper exploration.

Recent mine enhancements include a new paste fill facility and a concrete plant, which, we believe, will improve operational efficiency.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for 2013:

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

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans, while affording a significant benefit to our employees, also represent a significant liability. During 2013, the funded status of our plans changed from a liability of $30.9 million at the first of the year to a liability of $32.1 million at the end of the year. The increased liability was attributable to service costs, interest costs, amortization of actuarial losses, and an adjustment for a plan amendment, totaling $6.1 million, that collectively exceeded returns on plan assets and our contributions, totaling $4.9 million. We expect to contribute $7.5 million to the plans in 2014 in cash, securities, or other assets.  While the economic variables which will determine future cash requirements are uncertain, we expect contributions to increase in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness.

Effective July 1, 2013, we amended our pension plan. See Note 8 of Notes to Consolidated Financial Statements for more information.

Income Taxes

We continue to have a net deferred tax asset in the U.S., and as a result of our acquisition of Aurizon, a net deferred tax liability in Canada. Our U.S. net deferred tax asset at December 31, 2013 totaled $114.5 million, or 5% of total assets, a decrease of $1.3 million from the $115.8 million net deferred tax asset at December 31, 2012. The largest component of the deferred tax asset is net operating loss carryforwards which are available to be applied against future taxable income. The next largest component is deferred reclamation, of which the majority should be realized in the next year, assuming adequate taxable income. Each reporting period we assess our deferred tax assets utilizing long-range forecasts to provide reasonable assurance that they will be realized through future earnings. At December 31, 2013, we retained a valuation allowance on U.S. deferred tax assets of $3.4 million primarily for foreign tax credits. A $23.8 million valuation allowance remains on deferred tax assets in foreign jurisdictions.

Our net Canadian deferred tax liability at December 31, 2013 was $165.9 million, with no corresponding balance as of December 31, 2012. The deferred tax liability is the result of the acquisition of Aurizon completed on June 1, 2013. See Note 16 of Notes to Consolidated Financial Statements for more information. The deferred tax liability is primarily related to the excess of the fair market value of the assets acquired over the tax bases of those assets for Canadian tax reporting, with the majority of that value allocated to mineral resources and reserves.

As discussed in Note 5 of Notes to Consolidated Financial Statements, our effective tax rate for 2013 was 28% compared to 37% for 2012. The change in effective tax rate for 2013 was primarily the result of the U.S. deduction for percentage depletion, non-deductible transaction costs, and the impact of taxation in foreign jurisdictions. We are subject to income taxes in the United States and other foreign jurisdictions. The overall effective tax rate will continue to be dependent upon the geographic distribution of our earnings in different jurisdictions, the U.S. deduction for percentage depletion, and fluctuation in foreign currency exchange rates. As a result, the 2014 effective tax rate could vary significantly from that of 2013.

For the years 2013, 2012 and 2011, we had no unremitted foreign earnings. See Note 5 of Notes to Consolidated Financial Statements for more information.

Reconciliation of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The tables below present reconciliations between the non-GAAP measures of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits to the GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization for our operations at the Greens Creek, Lucky Friday, and Casa Berardi units for the years ended December 31, 2013, 2012 and 2011 (in thousands, except costs per ounce).

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

Cash Cost, Before By-product Credits include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining expense, on-site general and administrative costs, royalties and mining production taxes. By-product credits include revenues earned from all metals other than the primary metal produced at each unit. Cash Cost, After By-product Credits, per Ounce, provides management and investors an indication of operating cash flow, after consideration of the average price, received from production. Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective. Cash Cost, After By-product Credits, per Ounce is a measure developed by precious metals companies (including the Silver Institute) in an effort to provide a uniform standard for comparison purposes. There can be no assurance, however, that our reporting of this non-GAAP measure is the same as that reported by other mining companies.

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

As depicted in the Greens Creek Unit and the Lucky Friday Unit tables below, by-product credits comprise an essential element of our silver unit cost structure distinguishing our silver operations due to the polymetallic nature of their orebodies. By-product credits included in our presentation of Cash Cost, After By-product Credits, per Silver Ounce include:

	Total, Greens Creek and Lucky Friday Units
	Year ended December 31,
	2013	2012	2011
By-product value, all silver properties:
Zinc	$77,616	$84,087	$109,708
Gold	66,907	75,860	71,794
Lead	48,973	30,969	72,871
Total by-product credits	$193,496	$190,916	$254,373

By-product credits per silver ounce, all silver properties
Zinc	$8.71	$13.15	$11.57
Gold	7.51	11.86	7.57
Lead	5.50	4.85	7.68
Total by-product credits	$21.72	$29.86	$26.82

By-product credits included in our presentation of Cash Cost, After By-product Credits, per Gold Ounce for our Casa Berardi Unit include:

Casa Berardi Unit (3)
Year ended December 31,
2013
Silver by-product value	$262
Silver by-product credits per gold ounce	$4.19

Cost of sales and other direct production costs and depreciation, depletion and amortization is the most comparable financial measure calculated in accordance with GAAP to Cash Cost, After By-product Credits.  The sum of the cost of sales and other direct production costs and depreciation, depletion and amortization for our operating units in the tables below is presented in our Consolidated Statement of Operations and Comprehensive Income (Loss) (in thousands).

	Total, Greens Creek and Lucky Friday Units
	Year ended December 31,
	2013	2012	2011
Cash Cost, Before By-product Credits (1)	$254,460	$208,178	$265,306
By-product credits	(193,496)	(190,916)	(254,372)
Cash Cost, After By-product Credits	60,964	17,262	10,934
Divided by silver ounces produced	8,907	6,394	9,483
Cash Cost, Before By-product Credits, per Silver Ounce	28.56	32.55	27.97
By-product credits per silver ounce	(21.72)	(29.85)	(26.82)
Cash Cost, After By-product Credits, per Silver Ounce	$6.84	$2.70	$1.15
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$60,964	$17,262	$10,934
Depreciation, depletion and amortization	63,098	43,522	47,066
Treatment costs	(76,824)	(73,355)	(99,019)
By-product credits	193,496	190,916	254,372
Change in product inventory	(246)	(1,381)	(4,805)
Suspension-related costs	—	—	4,135
Reclamation and other costs	2,100	663	(44)
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$242,588	$177,627	$212,639

	Greens Creek Unit
	Year ended December 31,
	2013	2012	2011
Cash Cost, Before by-Product Credits (1)	$203,496	$208,178	$197,574
By-product credits	(170,563)	(190,916)	(205,961)
Cash Cost, After By-product Credits	32,933	17,262	(8,387)
Divided by silver ounces produced	7,448	6,394	6,498
Cash Cost, Before By-product Credits, per Silver Ounce	27.32	32.55	30.41
By-product credits per silver ounce	(22.90)	(29.85)	(31.70)
Cash Cost, After By-product Credits, per Silver Ounce	$4.42	$2.70	$(1.29)
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$32,933	$17,262	$(8,387)
Depreciation, depletion and amortization	55,265	43,522	41,013
Treatment costs	(67,341)	(73,355)	(79,134)
By-product credits	170,563	190,916	205,961
Change in product inventory	159	(1,381)	(4,966)
Reclamation and other costs	1,947	663	(81)
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$193,526	$177,627	$154,406

	Lucky Friday Unit (2)
	Year ended December 31,
	2013	2012	2011
Cash Cost, Before By-product Credits (1)	$50,964	$—	$67,732
By-product credits	(22,933)	—	(48,411)
Cash Cost, After By-product Credits	28,031	—	19,321
Divided by silver ounces produced	1,459	—	2,985
Cash Cost, Before By-product Credits, per Silver Ounce	34.93	—	22.69
By-product credits per silver ounce	(15.72)	—	(16.22)
Cash Cost, After By-product Credits, per Silver Ounce	$19.21	$—	$6.47
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$28,031	$—	$19,321
Depreciation, depletion and amortization	7,833	—	6,053
Treatment costs	(9,482)	—	(19,885)
By-product credits	22,933	—	48,411
Change in product inventory	(405)	—	161
Suspension-related costs	—	—	4,135
Reclamation and other costs	153	—	37
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$49,063	$—	$58,233

	Casa Berardi Unit (3)
	Year ended December 31,
	2013	2012	2011
Cash Cost, Before By-product Credits (1)	$59,717	$—	$—
By-product credits	(262)	—	—
Cash Cost, After by-product credits	59,455	—	—
Divided by gold ounces produced	62.53	—	—
Cash Cost, Before By-product Credits, per Gold Ounce	954.98	—	—
By-product credits per gold ounce	(4.19)	—	—
Cash Cost, After By-product Credits, per Gold Ounce	$950.79	$—	$—
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$59,455	$—	$—
Depreciation, depletion and amortization	18,030	—	—
Treatment costs	(268)	—	—
By-product credits	262	—	—
Change in product inventory	(3,766)	—	—
Reclamation and other costs	142	—	—
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$73,855	$—	$—

	Total, All Locations
	Year ended December 31,
	2013	2012	2011
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$120,419	$17,262	$10,934
Depreciation, depletion and amortization	81,128	43,522	47,066
Treatment costs	(77,092)	(73,355)	(99,019)
By-product credits	193,758	190,916	254,372
Change in product inventory	(4,012)	(1,381)	(4,805)
Suspension-related costs	—	—	4,135
Reclamation and other costs	2,242	663	(44)
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$316,443	$177,627	$212,639

(1)

Includes all direct and indirect operating costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mining production taxes, after by-product revenues earned from all metals other than the primary metal produced at each unit.

(2)

Various accidents and other events resulted in temporary suspensions of production at the Lucky Friday unit during 2011 and throughout 2012. See the Lucky Friday Segment section for further discussion. As a result, Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits, Per Silver Ounce are not presented for 2012. Care-and-maintenance, mine rehabilitation, investigation, and other costs incurred during the suspension periods not related to production have been excluded from Cash Cost, Before By-product Credits and the calculation of Cash Cost, After By-product Credits, Per Silver Ounce produced.

(3)

On June 1, 2013, we completed the acquisition of Aurizon Mines Ltd., which gave us 100% ownership of the Casa Berardi mine in Quebec, Canada. The information presented reflects our ownership of Casa Berardi commencing as of that date. See Note 16: Acquisitions of Notes to Consolidated Financial Statements for more information. The primary metal produced at Casa Berardi is gold, with a by-product credit for the value of silver production.

Reconciliation of Earnings Before Interest, Taxes, Depreciation, and Amortization (non-GAAP) to Net Income (Loss) (GAAP)

The non-GAAP measure of earnings before interest, taxes, depreciation, and amortization ("EBITDA") is calculated as net income (loss) before the following items: interest expense, income tax provision (benefit), and depreciation, depletion, and amortization expense. Management believes that, when presented in conjunction with comparable GAAP measures, EBITDA is useful to investors in evaluating our operating performance. The table below presents reconciliations between the non-GAAP measure EBITDA to the GAAP measure of net income (loss) for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 (in thousands).

	Year ended December 31,
	2013	2012	2011	2010	2009
Net income (loss) (GAAP)	$(25,130)	$14,954	$151,164	$48,983	$67,826
Interest expense, net of amount capitalized	21,689	2,427	2,875	2,211	11,326
Income tax provision (benefit)	(9,795)	8,879	81,978	(123,532)	(7,680)
Depreciation, depletion, and amortization	82,366	50,113	47,348	60,235	63,061
EBITDA	$69,130	$76,373	$283,365	$(12,103)	$134,533

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	December 31, 2013	December 31, 2012	December 31, 2011
Cash and cash equivalents held in U.S. dollars	$166.5	$190.5	$266.4
Cash and cash equivalents held in foreign currency	45.7	0.4	0.1
Total cash and cash equivalents	212.2	190.9	266.5
Marketable equity securities, non-current	7.0	9.6	3.9
Total cash, cash equivalents and investments	$219.2	$200.5	$270.4

Cash and cash equivalents increased in 2013, as discussed below. Cash held in foreign currencies represent balances in Canadian dollars and Mexican pesos. The value of non-current marketable equity securities decreased by $2.6 million due to unrecognized losses on equity investments and the sale of investments having a cost basis of $1.6 million, partially offset by the purchase of investments for approximately $6.0 million and securities obtained in the acquisition of Aurizon having a value of approximately $0.3 million.

As further discussed in Note 16 of Notes to Consolidated Financial Statements, on June 1, 2013, we completed the acquisition of Aurizon Mines Ltd. for total consideration of US$714.5 million (CAD$740.8 million), comprised of cash paid by Hecla of US$496.2 million (CAD$514.5 million) and issuance of 56,997,790 shares of Hecla common stock valued at US$218.3 million (CAD$226.3). Aurizon's cash and cash equivalents balances at the close of the acquisition totaling approximately US$177.6 million were transferred to us as part of the acquisition.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or financing. There can be no assurances that such financing will be available to us.

On April 12, 2013, we completed an offering of Senior Notes in the total principal amount of US$500 million, as discussed in Note 6 of Notes to Consolidated Financial Statements. The net proceeds from the offering of the notes of $490 million were used to partially fund the acquisition of Aurizon and for general corporate purposes, including expenses related to the Aurizon acquisition. The notes are due May 1, 2021 and bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for.  Interest on the notes is payable on May 1 and November 1 of each year, commencing November 1, 2013.

In 2011, we settled Hecla Limited's Coeur d'Alene Basin environmental litigation and related claims pursuant to a Consent Decree entered by the Court on September 8, 2011.  Payments of approximately $168 million, $25 million, and $15 million (and related interest) were made in October 2011, 2012, and 2013, respectively, pursuant to the terms of the Consent Decree. Hecla Limited's remaining obligation under the Consent Decree consists of approximately $55.5 million due by August 2014, payable in quarterly payments as proceeds from the exercise of any outstanding Series 1 and Series 3 warrants are received (if any), with the remaining balance, if any, due in August 2014.

The #4 Shaft project, which is discussed further in the Lucky Friday Segment section above, is expected to involve capital expenditures of approximately $215 million, including approximately $130 million that has been spent on the project as of December 31, 2013.

Pursuant to our common stock dividend policy described in Note 9 of Notes to Consolidated Financial Statements, our Board of Directors declared and paid common dividends totaling $5.6 million in 2011, $17.1 million in 2012 and $6.0 million in 2013. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of common stock dividends is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay dividends on our common stock in the future.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of December 31, 2013, 400,300 shares have been repurchased under the program, at an average price of $5.56 per share, leaving 19.6 million shares that may yet be purchased under the program. The closing price of our common stock at February 14, 2014, was $3.47 per share.

As discussed in The Greens Creek Segment section above, we anticipate that in early 2014 we will complete a revised plan for reclamation and closure of the Greens Creek mine. Although revision of the plan has not been completed, preliminary work has led us to believe that it will result in an increase in estimated closure costs, which will require us to provide increased bond coverage. In the fourth quarter of 2012, we updated our asset retirement obligation at Greens Creek to reflect a preliminary revised reclamation and closure plan having estimated undiscounted costs of approximately $73.9 million. As part of the revised closure plan, we will be required to increase our current $30 million reclamation bond for Greens Creek. Although we do not know the amount of such increase, it likely will be a material amount, and there can be no assurance that this bonding capacity will be available to us at that time.

 As a result of our current cash balances, including cash obtained in the acquisition of Aurizon, the performance of our current operations, current metals prices, and full availability of our $100 million revolving credit agreement, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing (including equity issuances) if needed will be adequate to meet our obligations during the next 12 months. These obligations include, but are not limited to: debt service obligations related to the Senior Notes issued in April 2013, the required environmental settlement payments previously discussed, capital outlays for the #4 Shaft project and other capital expenditures, including with respect to projects obtained in the acquisition of Aurizon, potential repurchases of our common stock under the program described above, and payment of common stock dividends, if declared by our board of directors.  We currently estimate that a total of approximately $150 million will be spent on capital expenditures, primarily for equipment, infrastructure, and development at our Lucky Friday, Greens Creek, and Casa Berardi units in 2014.  We also estimate that exploration and pre-development expenditures will total approximately $18 million in 2014. However, capital, exploration, and pre-development expenditures may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate costs, sources of liquidity available to us, our ability to successfully integrate operations acquired from Aurizon, and other factors. However, a sustained downturn in metals prices or significant increase in operational or capital costs, other uses of cash, or other factors beyond our control could impact our plans.

	Year Ended December 31,
	2013	2012	2011
Cash provided by operating activities (in millions)	$26.6	$69.0	$69.9

Cash provided by operating activities decreased by $42.4 million in 2013 compared to 2012 primarily due to lower income, as adjusted for non-cash items. As discussed in Results of Operations above, the lower income is primarily attributable to lower precious metals prices, costs related to the acquisition of Aurizon, and interest expense related to the Senior Notes issued in April 2013. Working capital and other operating asset and liability changes resulted in a net cash flow decrease of $33.1 million compared to a decrease in cash flows of $34.1 million in 2012. Significant variances in working capital changes when comparing 2013 to 2012 included lower accounts payable balances due to reduced capital, exploration, and pre-development spending at the end of 2013, decreases in accrued taxes due to lower pre-tax income, as discussed above, and higher inventories primarily due to the timing of shipments at Greens Creek, partially offset by small reductions of accrued reclamation and closure cost liabilities.

Cash provided by operating activities decreased by $0.9 million in 2012 compared to 2011 due to lower income, adjusted for non-cash items, primarily resulting from the suspension of production at our Lucky Friday unit during 2012 (see the Lucky Friday Segment section above for more information). The variance in income was offset by working capital and other asset and liability changes that decreased cash flow by $34.1 million in 2012 compared to a $162.4 million decrease in 2011. The larger decrease in 2011 is primarily the result of the approximately $168 million litigation settlement payment discussed further below.

	Year Ended December 31,
	2013	2012	2011
Cash used in investing activities (in millions)	$475.5	$118.0	$79.8

We recognized a cash outflow for the acquisition of Aurizon, net of cash acquired, of $321.1 million, as discussed above. We also invested $150.7 million in capital expenditures in 2013, exclusive of $12.3 million in non-cash capital lease additions, an increase of $37.6 million compared to 2012. The increase in capital expenditures is primarily due to the addition of the Casa Berardi unit, where we incurred capital expenditures of approximately $40.0 million since its acquisition. During 2013, we purchased marketable securities having a cost basis of $6.0 million, and sold investments having a cost basis of $1.6 million for proceeds of $1.8 million. We acquired securities for approximately $5.8 million in 2012, and acquired the Monte Cristo property in Nevada for approximately $4.5 million in July 2012.

Capital expenditures, excluding non-cash capital lease additions, for 2012 totaled $113.1 million, including $54.3 million at Lucky Friday and $50.4 million at Greens Creek, compared to a total of $87.5 million in 2011. 2012 capital expenditures at Lucky Friday included approximately $26.4 million spent on rehabilitation of the Silver Shaft, compared to $35.8 million spent on the #4 Shaft project in 2011. Shaft sinking activities on the #4 Shaft were temporarily suspended during 2012 as work on the Silver Shaft was being completed, as further discussed in the Lucky Friday Segment section above. Capital expenditures were higher at Greens Creek in 2012 compared to 2011 primarily as a result of increased mine development. There was essentially no change to our restricted cash balances in 2012 compared to a $6.2 million net decrease in 2011.

	Year Ended December 31,
	2013	2012	2011
Cash provided by (used in) financing activities (in millions)	$474.9	$(26.5)	$(7.2)

We received proceeds from the issuance of the Senior Notes in April 2013, net of initial purchaser discount, of $490.0 million, and incurred fees of $1.5 million related to the issuance of the notes. During 2013, 2012, and 2011, we paid cash dividends on our common stock totaling $6.0 million, $17.1 million, and $5.6 million, respectively. We also paid cash dividends of $0.6 million on our Series B preferred stock during 2013 and 2012, and $3.8 million in 2011. We made payments on our capital leases of $7.0 million, $5.9 million, and $2.9 million, in 2013, 2012, and 2011, respectively. We also purchased shares of our common stock for $0.3 million, $2.1 million, and $0.5 million in 2013, 2012, and 2011, respectively, with $1.9 million of the amount in 2012 related to our stock repurchase program discussed above.

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders, certain capital expenditures, our credit facility, and lease arrangements as of December 31, 2013 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Purchase obligations (1)	$12,381	$—	$—	$—	$12,381
Commitment fees (2)	500	292	—	—	792
Contractual obligations (3)	16,990	2,927	—	—	19,917
Capital lease commitments (4)	9,011	13,088	1,734	—	23,833
Operating lease commitments (5)	3,347	2,723	1,902	2,659	10,631
Coeur d'Alene Basin litigation settlement (6)	55,499	—	—	—	55,499
Surety maintenance fees (6)	218	—	—	—	218
Defined benefit pension plans (7)	7,478	—	—	—	7,478
Supplemental executive retirement plan (7)	342	704	741	2,303	4,090
Senior Notes (8)	34,375	68,750	68,750	580,208	752,083
Casa Berardi reclamation deposit (9)	2,713	—	—	—	2,713
Total contractual cash obligations	$142,854	$88,484	$73,127	$585,170	$889,635

(1)

Consist of open purchase orders of approximately $1.8 million at the Greens Creek unit, $1.9 million at the Lucky Friday unit and $8.8 million at the Casa Berardi unit.  Included in these amounts are approximately $1.5 million, $1.4 million, and $6.3 million related to various capital projects at the Greens Creek, Lucky Friday and Casa Berardi units, respectively.

(2)

We have a $100 million revolving credit agreement under which we are required to pay a standby fee of 0.5% per annum on undrawn amounts under the revolving credit agreement. There was no amount drawn under the revolving credit agreement as of December 31, 2013, and the amounts above assume no amounts will be drawn during the agreement's term.  For more information on our credit facility, see Note 6 of Notes to Consolidated Financial Statements.

(3)

As of December 31, 2013, we were committed to approximately $9.7 million for various capital projects. Total contractual obligations at December 31, 2013 also include approximately $10.2 million for commitments relating to non-capital items.

(4)

Includes scheduled capital lease payments of $19.6 million and $5.2 million (including interest), respectively, for equipment at our Greens Creek and Lucky Friday units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods.  See Note 6 of Notes to Consolidated Financial Statements for more information.

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

(6)

On September 8, 2011, a Consent Decree settling the Coeur d'Alene Basin environmental litigation and related claims was entered by the U.S. District Court in Idaho. As of December 31, 2013, our remaining obligation under the terms of the settlement includes approximately $55.5 million payable by August 2014, in the form of quarterly payments of the proceeds from the exercise of any outstanding Series 1 and Series 3 warrants during the quarter, with the remaining balance, if any, due in August 2014. These payments are secured by a third party surety for which Hecla Limited pays an annual maintenance fee of 0.556% of the remaining obligation balance.

(7)

We sponsor defined benefit pension plans covering substantially all U.S. employees and provide certain post-retirement benefits for qualifying retired employees, along with a supplemental executive retirement plan. These amounts represent our estimate of the future funding requirements for these plans.  We believe we will have funding requirements related to our defined benefit plans beyond one year; however, such obligations are not fixed in nature and are difficult to estimate, as they involve significant assumptions. See Note 8 of Notes to Consolidated Financial Statements for more information.

(8)

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021 (the "Notes"). See Note 6 of Notes to Condensed Consolidated Financial Statements for more information. The Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for. Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013.

(9)	We are required to provide deposits of approximately CAD$2.9 million to the Quebec provincial government in 2014 for funding of future reclamation at the Casa Berardi mine.

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At December 31, 2013, our liabilities for these matters totaled $105.2 million, including $55.5 million for future payments relating to the Coeur d'Alene River Basin litigation settlement.  See the Financial Liquidity and Capital Resources section above for more information on the financial terms of the settlement.  Future expenditures related to closure, reclamation and environmental expenditures at our other sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 4 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At December 31, 2013, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

We believe that our most critical accounting estimates are related to future metals prices, including the recoverability of long-term assets; obligations for environmental, reclamation, and closure matters; mineral reserves; and accounting for business combinations, as they require us to make assumptions that were highly uncertain at the time the accounting estimates were made and changes in them are reasonably likely to occur from period to period. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosures presented below. In addition, there are other items within our financial statements that require estimation, but are not deemed to be critical. However, changes in estimates used in these and other items could have a material impact on our financial statements.

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under Part I, Item 1A. - Risk Factors, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in Exchange-Traded Funds, and industrial and consumer demand, while demand for gold is primarily driven by investment and consumer demand.  Investment demand for silver and gold has been relatively strong over the past three years and is influenced by various factors, including:  the value of the U.S. Dollar and other currencies, expanding U.S. budget deficits, widening availability of exchange-traded commodity funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertain economic conditions could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth.  Consumer demand is driven significantly by demand for jewelry and similar retail products. We believe that global economic conditions are improving, though slowly and unevenly, and that industrial trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued demand growth for silver and gold.  However, there can be no assurance that these trends will continue or to how they will impact prices of the metals we produce. We are also impacted by fluctuations in prices for zinc and lead, which are also tied to economic conditions and the amount of available supply. We have recorded impairments to our asset carrying value in the past because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

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

We utilize financially-settled forward contracts to manage our exposure to changes in the prices of silver, gold, zinc and lead contained in our concentrates that have been shipped but not yet settled, and zinc and lead contained in our forecasted future concentrate shipments.  See Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Commodity-Price Risk Management below for more information on our contract programs.  These contracts do not qualify for hedge accounting and are therefore marked-to-market though earnings each period.  Changes in silver, gold, zinc and lead prices between the dates that the contracts are entered into and their settlements will result in changes to the fair value asset or liability associated with the contracts, with a corresponding gain or loss recognized in earnings.

Obligations for Environmental, Reclamation and Closure Matters

One of the most significant liabilities on our balance sheet is for accrued reclamation and closure costs. Of our $105.2 million total accrued reclamation and closure cost balance as of December 31, 2013, approximately $55.5 million is fixed by the terms of the Coeur d'Alene Basin litigation settlement, with much of the remaining balance subject to uncertainty. We have estimated our liabilities under appropriate accounting guidance, and on at least an annual basis - and more frequently if warranted - management reviews our liabilities with our Audit Committee. However, the ranges of liability could exceed the liabilities recognized. If substantial damages were awarded, claims were settled, or remediation costs incurred in excess of our accruals, our financial results or condition could be materially adversely affected.

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

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at acquisition date.  The valuation of assets acquired and liabilities assumed requires management to make significant estimates and assumptions, especially with respect to long-lived assets, including estimates of future metals prices and mineral reserves, as discussed above.  In some cases, we use third-party appraisers to determine the fair values and lives of property and other identifiable assets. In addition, costs related to business combinations are included in earnings as incurred, and our financial results for periods in which business combinations are pursued could be adversely affected as a result.

New Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, which requires entities to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss, or tax credit carryforward if certain criteria are met. The guidance will eliminate the diversity in practice in the presentation of unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. ASU No. 2013-11 is effective for annual and interim reporting periods beginning after December 15, 2013. We are currently evaluating the impact of adopting this guidance, but do not anticipate it will have a material impact on our consolidated financial statements.

Forward-Looking Statements

The foregoing discussion and analysis, as well as certain information contained elsewhere in this annual report on Form 10-K, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created thereby. See the discussion in Special Note on Forward-Looking Statements included prior to Part I, Item 1.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at December 31, 2013, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Part I, Item 1A. – Risk Factors).

Provisional Sales

Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfers to the smelter (generally at the time of shipment) at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the smelter and the final settlement with the smelter we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the smelter.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A - Risk Factors - A substantial or extended decline in metals prices would have a material adverse effect on us for more information).  At December 31, 2013, metals contained in concentrates and exposed to future price changes totaled approximately 0.8 million ounces of silver, 2,994 ounces of gold, 6,171 tons of zinc, and 2,127 tons of lead.  If the price for each metal were to change by ten percent, the change in the total value of the concentrates sold would be approximately $3.4 million.  We utilize a program designed to mitigate the risk of price adjustments with financially-settled forward contracts for our silver, gold, zinc and lead sales, as discussed in Commodity-Price Risk Management below.

Commodity-Price Risk Management

At times, we use financially-settled forward contracts to manage our exposure to fluctuation in the prices of certain metals that we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to price fluctuations. These instruments do, however, expose us to (i) credit risk in the event of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered by contract positions.

We use financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At December 31, 2013 we recorded a negative current asset of approximately $0.5 million, which is included in other current assets, for the fair value of the contracts. We recognized a $3.0 million net gain on the contracts during 2013, which is included in sales of products.  The net gains recognized on the contracts offset price adjustments on our provisional concentrate sales related to changes to silver, gold, zinc and lead prices between the time of sale and final settlement.

We also use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  At December 31, 2013 we recorded a current asset of $2.2 million, which is included in other current assets, and a non-current asset of $2.7 million, which is included in other non-current assets, for the fair value of the contracts. We recognized a $18.0 million net gain on the contracts, which includes $16.5 million in gains realized on settled contracts during 2013. The net gains on these contracts are included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.  The gains recognized during 2013 are the result of decreasing lead and zinc prices through the end of the period.  This program is designed and intended to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following table summarizes the quantities of metals committed under forward sales contracts at December 31, 2013:

	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver (ounces)	Gold (ounces)	Zinc (pounds)	Lead (pounds)	Silver (ounces)	Gold (ounces)	Zinc (pounds)	Lead (pounds)
Contracts on provisional sales
2014 settlements	673	3	11,188	3,472	$19.50	$1,205	$0.89	$1.00

Contracts on forecasted sales
2014 settlements	—	—	31,967	34,282	N/A	N/A	$1.00	$1.04
2015 settlements	—	—	39,683	36,982	N/A	N/A	$0.96	$1.07
2016 settlements	—	—	3,803	30,589	N/A	N/A	$0.93	$1.03

As further discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, The Lucky Friday Segment, production at the Lucky Friday mine was temporarily suspended. As a result, we liquidated forward contracts related to forecasted Lucky Friday base metal sales for total net proceeds of $3.1 million.

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates of the currencies involved, particularly between the U.S. dollar and Canadian dollar. On June 1, 2013, we completed the acquisition of Aurizon Mines Ltd., which gave us ownership of the Casa Berardi mine and various mineral interests in Quebec, Canada. See Note 16 of Notes to Consolidated Financial Statements for more information. We have determined that the functional currency for our Canadian operations is the U.S. dollar. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from Canadian dollars to U.S. dollars are recorded to earnings each period. For the year ended December 31, 2013, we recognized a net foreign exchange gain of $3.0 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. We currently do not utilize forward contracts or other contracts to manage our exposure to foreign currency fluctuations, but we may do so in the future. See Item 1A. – Risk Factors - Our foreign activities are subject to additional inherent risks. A one percent change in the exchange rate between the U.S. dollar and Canadian dollar from the rate at December 31, 2013 would have resulted in a change of approximately $1.4 million in our net foreign exchange gain.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included herein beginning on page F-1. Financial statement schedules are omitted as they are not applicable or the information required is included in the Consolidated Financial Statements.

The following table sets forth supplementary financial data (in thousands, except per share amounts) for each quarter of the years ended December 31, 2013 and 2012, derived from our unaudited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our Consolidated Financial Statements.

	Fourth Quarter	Third Quarter	Second Quarter (2)	First Quarter	Total
2013
Sales of products	$114,180	$106,629	$85,330	$76,450	$382,589
Gross profit	$14,731	$20,686	$5,111	$25,618	$66,146
Net income (loss)	$(2,908)	$(8,458)	$(24,858)	$11,094	$(25,130)
Preferred stock dividends	$(138)	$(138)	$(138)	$(138)	$(552)
Income (loss) applicable to common stockholders	$(3,046)	$(8,596)	$(24,996)	$10,956	$(25,682)
Basic income per common share	$(0.01)	$(0.03)	$(0.08)	$0.04	$(0.08)
Diluted income per common share	$(0.01)	$(0.03)	$(0.08)	$0.04	$(0.08)

2012
Sales of products	$81,100	$81,871	$67,019	$91,153	$321,143
Gross profit	$34,037	$37,309	$23,968	$48,202	$143,516
Net income (loss) (1)	$743	$(885)	$2,524	$12,572	$14,954
Preferred stock dividends	$(138)	$(138)	$(138)	$(138)	$(552)
Income (loss) applicable to common stockholders	$605	$(1,023)	$2,386	$12,434	$14,402
Basic income (loss) per common share	$—	$—	$0.01	$0.04	$0.05
Diluted income (loss) per common share	$—	$—	$0.01	$0.04	$0.05

1)

During 2012, we experienced a temporary suspension of production at our Lucky Friday unit, which resulted in reduced revenue in 2012 compared to 2013. For additional information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - The Lucky Friday Segment.

2)

On June 1, 2013, we acquired all the issued and outstanding shares of Aurizon Mines, Ltd. for cash and stock consideration. The acquisition gives us 100% ownership of the producing Casa Berardi gold mine, along with interests in various gold exploration properties in the Abitibi region of north-western Quebec, Canada. This information reflects our ownership of the Casa Berardi mine and other interests commencing on June 1, 2013. See Note 16 Acquisitions of Note the Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2013, based on these criteria.

An evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of the end of the reporting period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of December 31, 2013, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Our internal control over financial reporting as of December 31, 2013 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in the attestation report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

On June 1, 2013, we completed the acquisition of Aurizon Mines Ltd. We included the newly-acquired Aurizon operations in our assessment of our internal control over financial reporting as of December 31, 2013, using the criteria established in Internal Control-Integrated Framework issued by COSO.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Hecla Mining Company

Coeur d’Alene, Idaho

We have audited Hecla Mining Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hecla Mining Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hecla Mining Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hecla Mining Company as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 19, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington

February 19, 2014

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

In accordance with our Certificate of Incorporation, our Board of Directors is divided into three classes. The terms of office of the directors in each class expire at different times. The directors are elected for three-year terms. The Effective Dates listed below for each director indicate their current term of office. All officers are elected for a term which ordinarily expires on the date of the meeting of the Board of Directors immediately following the Annual Meeting of Stockholders. The positions and ages listed below are as of the date of our next Annual Meeting of Stockholders in May 2014. There are no arrangements or understandings between any of the directors or officers and any other person(s) pursuant to which such officers were elected.

	Age at May 22, 2014	Position and Committee Assignments	Effective Dates
Phillips S. Baker, Jr.	54	President and CEO, Director (1)	5/13 — 5/14 5/11 — 5/14
James A. Sabala	59	Senior Vice President and Chief Financial Officer	5/13 — 5/14
Lawrence P. Radford	53	Senior Vice President - Operations	5/13 — 5/14
Dr. Dean W.A. McDonald	57	Senior Vice President – Exploration	5/13 — 5/14
Don Poirier	55	Vice President – Corporate Development	5/13 — 5/14
David C. Sienko	45	Vice President and General Counsel	5/13 — 5/14
John H. Bowles	68	Director (1,2,5)	5/12 — 5/15
Ted Crumley	69	Director and Chairman of the Board (1,4)	5/13 — 5/16
George R. Nethercutt, Jr.	69	Director (3,4)	5/12 — 5/15
Terry V. Rogers	67	Director (2,4,5)	5/13 — 5/16
Charles B. Stanley	55	Director (2,3,5)	5/13 — 5/16
Dr. Anthony P. Taylor	72	Director (3,4,5)	5/11 — 5/14

(1)	Member of Executive Committee

(2)	Member of Audit Committee

(3)	Member of Corporate Governance and Directors' Nominating Committee

(4)	Member of Compensation Committee

(5)	Member of Health, Safety, Environmental and Technical Committee

Phillips S. Baker, Jr., has been our Chief Executive Officer since May 2003 and a director since November 2001. Prior to that, Mr. Baker held a variety of other positions with us starting in May 2001. Prior to joining us, Mr. Baker served as Vice President and Chief Financial Officer of Battle Mountain Gold Company (a gold mining company) from March 1998 to January 2001.  Mr. Baker served as a director of Questar Corporation (a U.S. natural gas-focused exploration and production, interstate pipeline and local distribution company) from February 2004 to June 2010, and has served as a director for QEP Resources, Inc. (a natural gas and oil exploration and production company) since May 2010.

James A. Sabala was appointed Chief Financial Officer in May 2008 and Senior Vice President in March 2008.  Prior to his employment with Hecla, Mr. Sabala was Executive Vice President - Chief Financial Officer of Coeur d’Alene Mines Corporation (a mining company) from 2003 to February 2008.  Mr. Sabala also served as Vice President - Chief Financial Officer of Stillwater Mining Company (a mining company) from 1998 to 2002.

Lawrence P. Radford was appointed Vice President - Operations, in October 2011. Prior to his appointment, Mr. Radford was Vice President of South American Operations for Kinross Gold Corporation at its South America operations (gold mining operations) from April 2010 to September 2011. Mr. Radford held various other positions at Kinross from June 2007 to March 2010. He was General Manager for Barrick Gold Corporation at its Cowal operation (a gold mining operation) in West Wyalong, NSW, Australia from January 2006 to May 2007. Mr. Radford also held various positions with Barrick from 1990 to December 2005. Prior to that, he was Planning and Project Engineer for Nerco Delamar Company (a mining company) from 1988 to 1989 and Mining Engineer for Coeur d'Alene Mines Corporation from 1984 to 1988.

Dr. Dean W.A. McDonald was appointed Senior Vice President - Exploration in July 2013 and prior to that was Vice President - Exploration from August 2006 to June 2013.  Dr. McDonald was also appointed Senior Vice President - Exploration of our Canadian subsidiary, Hecla Canada Ltd., in July 2013 and was Vice President - Exploration from January 2007 to June 2013. Prior to joining Hecla, Dr. McDonald was Vice President Exploration and Business Development for Committee Bay Resource Ltd. (a Canadian-based exploration and development company) from 2003 to August 2006 and Exploration Manager at Miramar Mining Company/Northern Orion Explorations (an exploration company) from 1996 to 2003. Dr. McDonald also serves as a Director for Canamex Resources Corp. (a mineral exploration company), since August 2013.

Don Poirier was appointed Vice President - Corporate Development in July 2007. Mr. Poirier has also been our Vice President - Corporate Development of our Canadian subsidiary, Hecla Canada Ltd. since January 2007.  Prior to joining Hecla, Mr. Poirier was a mining analyst with Blackmont Capital (capital market specialists) from September 2002 to June 2007.  Mr. Poirier held other mining analyst positions from 1988 to 2002.

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

John H. Bowles was elected by the shareholders to Hecla's Board of Directors in May 2006.  Mr. Bowles was a partner in the Audit and Assurance Group of PricewaterhouseCoopers LLP (an accounting firm) from April 1976 until his retirement in June 2006. He concentrated his practice on public companies operating in the mining industry. Mr. Bowles has been a Director of Mercator Minerals LTD. (a copper, molybdenum and silver producing company) since April 2011, Director of HudBay Minerals Inc. (a zinc, copper, gold and silver mining company) from May 2006 to March 2009, as well as a Director of Boss Power Corp. (a mineral exploration company) from September 2007 to November 2013.  He holds Fellowships in both the British Columbia Institute of Chartered Accountants and the Canadian Institute of Mining and Metallurgy. Mr. Bowles was also the Treasurer of Mining Suppliers Association of British Columbia (an association of providers of equipment, products and related services to the British Columbia mining industry) from May 1999 to May 2012. He has been Director Emeritus of Ducks Unlimited Canada (a national, private, non-profit wetland conservation organization), since March 1996. In 2006, Mr. Bowles was named Mining Person of the Year by the Mining Association of BC.

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

Charles B. Stanley was elected to Hecla’s Board of Directors in May 2007.  Mr. Stanley has been the Chief Executive Officer, President and Director of QEP Resources, Inc. (a natural gas and oil exploration and production company) since May 2010, and Chairman of QEP's board of directors since May 2012. He has also served as Chairman, Chief Executive Officer, President and Director of QEP Midstream Partners, LP (a master limited partnership that owns, operates, acquires and develops midstream energy assets) since 2013. He served as Chief Operating Officer of Questar Corporation (a U.S. natural gas-focused exploration and production, interstate pipeline and local distribution company) from March 2008 to June 2010, and also as its Executive Vice President and Director from February 2002 to June 2010.

Terry V. Rogers was elected to Hecla’s Board of Directors in May 2007.  Mr. Rogers was the Senior Vice President and Chief Operating Officer of Cameco Corporation (a uranium producer) from February 2003 until his retirement in June 2007.  Mr. Rogers also served as President of Kumtor Operating Company (a gold producing company and a division of Cameco Corporation) from 1999 to 2003. He has also served as a Director for Centerra Gold Inc. (a gold mining company) since February 2003.

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

Information with respect to our directors is set forth under the caption “Proposal 1 - Election of Directors” in our proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 22, 2014 (the Proxy Statement), which information is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information set forth in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

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

Item 15. Exhibits and Financial Statement Schedules

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

HECLA MINING COMPANY

By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	February 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Phillips S. Baker, Jr.	2/19/2014	/s/ Ted Crumley	2/19/2014
Phillips S. Baker, Jr.	Date		Date
President, Chief Executive Officer and Director		Ted Crumley
(principal executive officer)		Director

/s/ James A. Sabala	2/19/2014	/s/ Charles B. Stanley	2/19/2014
James A. Sabala	Date		Date
Senior Vice President and Chief Financial Officer		Charles B. Stanley
(principal financial and accounting officer)		Director

/s/ John H. Bowles	2/19/2014	/s/ George R. Nethercutt, Jr.	2/19/2014
John H. Bowles	Date	George R. Nethercutt, Jr.	Date
Director		Director

/s/ Terry V. Rogers	2/19/2014	/s/ Anthony P. Taylor	2/19/2014
Terry V. Rogers	Date	Anthony P. Taylor	Date
Director		Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Hecla Mining Company

Coeur d’Alene, Idaho

We have audited the accompanying consolidated balance sheets of Hecla Mining Company as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hecla Mining Company at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hecla Mining Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 19, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington

February 19, 2014

Hecla Mining Company and Subsidiaries

 Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$212,175	$190,984
Accounts receivable:
Trade	17,672	17,555
Taxes	16,204	2,029
Other, net	4,689	5,437
Inventories:
Concentrates, doré, stockpiled ore, and metals in transit and in-process	27,740	15,073
Materials and supplies	21,097	13,564
Current deferred income taxes	35,734	29,398
Other current assets	8,324	8,858
Total current assets	343,635	282,898
Non-current investments	7,019	9,614
Non-current restricted cash and investments	5,217	871
Properties, plants, equipment and mineral interests, net	1,791,601	996,659
Non-current deferred income taxes	78,780	86,365
Other non-current assets	5,867	1,883
Total assets	$2,232,119	$1,378,290
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$51,152	$43,162
Accrued payroll and related benefits	18,769	10,760
Accrued taxes	7,881	12,321
Current portion of capital leases	8,471	5,564
Current portion of accrued reclamation and closure costs	58,425	19,845
Other current liabilities	6,781	3,335
Total current liabilities	151,479	94,987
Long-term capital leases	14,332	11,935
Accrued reclamation and closure costs	46,766	93,370
Long-term debt	490,726	—
Non-current deferred tax liability	164,861	—
Other non-current liabilities	37,536	40,047
Total liabilities	905,700	240,339
Commitments and contingencies (Notes 2, 3, 4, 6, 7, 8, and 10)
STOCKHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized: Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, authorized 500,000,000 shares; issued and outstanding 2013 — 342,663,381 shares and 2012 — 285,209,848 shares	85,896	71,499
Capital surplus	1,426,845	1,218,283
Accumulated deficit	(154,982)	(123,288)
Accumulated other comprehensive loss, net	(26,299)	(23,918)
Less treasury stock, at cost; 2013 — 921,721 and 2012 — 788,288 shares issued and held in treasury	(5,080)	(4,664)
Total stockholders’ equity	1,326,419	1,137,951
Total liabilities and stockholders’ equity	$2,232,119	$1,378,290

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Sales of products	$382,589	$321,143	$477,634
Cost of sales and other direct production costs	235,316	134,105	165,573
Depreciation, depletion and amortization	81,127	43,522	47,066
Total cost of sales	316,443	177,627	212,639
Gross profit	66,146	143,516	264,995
Other operating expenses:
General and administrative	28,925	21,253	18,540
Exploration	23,502	31,822	26,959
Pre-development	14,148	17,916	4,446
Other operating expense	1,641	4,423	7,658
(Gain) loss on disposition of property, plants, equipment and mineral interests	(75)	275	—
Lucky Friday suspension-related (income) costs	(1,401)	25,309	—
Aurizon acquisition costs	26,397	—	—
Provision for closed operations and environmental matters	5,403	4,652	9,747
Total other operating expense	98,540	105,650	67,350
Income (loss) from operations	(32,394)	37,866	197,645
Other income (expense):
Gain (loss) on derivative contracts	17,979	(10,457)	37,988
Net gain on sale of investments	197	—	611
Unrealized loss on investments	(2,639)	(1,171)	(140)
Net foreign exchange gain (loss)	2,959	(63)	(216)
Interest and other income	662	85	129
Interest expense	(21,689)	(2,427)	(2,875)
Total other income (expense):	(2,531)	(14,033)	35,497
Income (loss) before income taxes	(34,925)	23,833	233,142
Income tax benefit (provision)	9,795	(8,879)	(81,978)
Net income (loss)	(25,130)	14,954	151,164
Preferred stock dividends	(552)	(552)	(552)
Income (loss) applicable to common stockholders	$(25,682)	$14,402	$150,612

Comprehensive income (loss):
Net income (loss)	$(25,130)	$14,954	$151,164
Unrealized gain (loss) and amortization of prior service on pension plans	2,230	(1,644)	(7,754)
Unrealized holding gains (losses) on investments	(7,249)	53	(767)
Reclassification of impairment of investments included in net income (loss)	2,638	1,171	140
Total change in accumulated other comprehensive income (loss), net	$(2,381)	$(420)	$(8,381)
Comprehensive income (loss)	$(27,511)	$14,534	$142,783
Basic income (loss) per common share after preferred dividends	$(0.08)	$0.05	$0.54
Diluted income (loss) per common share after preferred dividends	$(0.08)	$0.05	$0.51
Weighted average number of common shares outstanding – basic	318,679	285,375	280,956
Weighted average number of common shares outstanding – diluted	318,679	297,566	297,033

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income (loss)	$(25,130)	$14,954	$151,164
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	82,366	50,113	47,348
Net gain on sale of investments	(197)	—	(611)
Unrealized loss on investments	2,638	1,171	140
(Gain) loss on disposition of properties, plants, equipment and mineral interests	(75)	275	—
Provision for reclamation and closure costs	1,788	1,106	7,004
Deferred income taxes	(5,893)	546	76,944
Stock compensation	4,461	3,101	2,073
Amortization of loan origination fees	1,435	460	598
(Gain) loss on derivative contracts	(1,338)	29,627	(53,545)
Reversal of purchase price allocation to product inventory	550	—	—
Other non-cash items	(841)	1,765	1,209
Change in assets and liabilities, net of business acquired:
Accounts receivable	(1,313)	(4,713)	16,531
Inventories	(6,507)	(2,442)	(7,064)
Other current and non-current assets	3,281	610	2,164
Accounts payable and accrued liabilities	(10,927)	4,927	1,466
Accrued payroll and related benefits	539	(2,118)	2,090
Accrued taxes	(4,775)	1,967	(5,688)
Accrued reclamation and closure costs and other non-current liabilities	(13,418)	(32,333)	(171,932)
Net cash provided by operating activities	26,644	69,016	69,891
Investing activities:
Additions to properties, plants, equipment and mineral interests	(150,736)	(113,096)	(87,546)
Proceeds from sale of investments	1,772	—	1,366
Proceeds from disposition of properties, plants and equipment	460	886	113
Redemptions of restricted cash and investment balances	—	—	9,448
Increases in restricted cash and investment balances	125	(5)	(3,200)
Purchases of investments	(6,001)	(5,823)	—
Acquisition of Aurizon, net of cash acquired	(321,117)	—	—
Net cash used by investing activities	(475,497)	(118,038)	(79,819)
Financing activities:
Proceeds from exercise of warrants and stock options	61	—	5,786
Dividends paid to common stockholders	(5,991)	(17,121)	(5,592)
Dividend paid to preferred stockholders	(552)	(552)	(3,822)
Debt issuance and loan origination fees paid	(1,244)	(750)	(180)
Acquisition of treasury shares	(286)	(2,144)	(469)
Borrowings on debt	490,000	—	—
Repayments of capital leases	(7,039)	(5,890)	(2,938)
Net cash provided by (used in) financing activities	474,949	(26,457)	(7,215)
Effect of exchange rates on cash	(4,905)	—	—
Net increase (decrease) in cash and cash equivalents	21,191	(75,479)	(17,143)
Cash and cash equivalents at beginning of year	190,984	266,463	283,606
Cash and cash equivalents at end of year	$212,175	$190,984	$266,463
Supplemental disclosure of cash flow information:
Cash received (paid) during year for:
Interest	$(13,465)	$(1,968)	$(1,683)
Income tax receipts (payments)	$(1,402)	$4,483	$(17,874)
Significant non-cash investing and financing activities:
Stock issued for acquisition of assets	$218,302	$—	$33,831
Capital leases acquired	$12,344	$13,119	$6,935
Accounts payable change relating to capital additions	$(7,067)	$3,727	$8,687

See Notes 2 and 9 for additional non-cash investing and financing activities.

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

 Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2013, 2012 and 2011

(Dollars in thousands)

	Series B Preferred Stock	Series C Mandatory Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2011	$39	$504	$64,704	$1,179,751	$(265,577)	$(15,117)	$(2,051)	$962,253
Net income					151,164			151,164
Options granted				—				—
Options exercised (78,000 shares)			19	460				479
Stock issued to directors (43,000 shares)			11	331				342
Series B deferred dividends declared					(552)			(552)
Common stock dividends declared ($0.02 per common share)					(5,592)			(5,592)
Restricted stock units granted				1,671				1,671
Restricted stock unit distributions (321,000 shares)			80	(80)			(469)	(469)
Common stock issued for assets purchased (5,396,000 shares)			1,349	32,482				33,831
Bonuses and other compensation paid through stock issuances (8,000 shares)			2	58				60
6.5% Mandatory Convertible Preferred Stock dividends paid in common stock (18,872,000 shares)		(504)	4,719	(4,215)				—
Warrants exercised (2,147,000 shares)			536	4,771				5,307
Other comprehensive loss						(8,381)		(8,381)
Balances, December 31, 2011	39	—	71,420	1,215,229	(120,557)	(23,498)	(2,520)	1,140,113
Net income					14,954			14,954
Stock issued to directors (78,000 shares)			19	336				355
Common stock dividends declared (3,000 shares, $0.06 per common share)			1	11	(17,133)			(17,121)
Restricted stock units granted				2,746				2,746
Restricted stock unit distributions (235,000 shares)			59	(39)			(203)	(183)
Series B Preferred Stock dividends declared					(552)			(552)
Repurchase of common shares (350,000 shares)							(1,941)	(1,941)
Other comprehensive loss						(420)		(420)
Balances, December 31, 2012	39	—	71,499	1,218,283	(123,288)	(23,918)	(4,664)	1,137,951
Net loss					(25,130)			(25,130)
Stock issued to directors (122,250 shares)			31	356				387
Series B Preferred Stock dividends declared					(552)			(552)
Common stock issued for assets purchased (56,998,000 shares)			14,249	204,053				218,302
Restricted stock units granted				4,188				4,188
Restricted stock unit distributions (494,000 shares)			109	(109)			(59)	(59)
Repurchase of common shares (50,000 shares)							(286)	(286)
Warrants exercised (25,000 shares)			6	55				61
Common stock dividends declared ($0.02 per common share)			2	19	(6,012)		(71)	(6,062)
Other comprehensive loss						(2,381)		(2,381)
Balances, December 31, 2013	$39	$—	$85,896	$1,426,845	$(154,982)	$(26,299)	$(5,080)	$1,326,419

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

A. Principles of Consolidation — Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include our accounts and our wholly-owned subsidiaries’ accounts. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss), unless an other than temporary impairment in value has occurred or we have elected the fair value option accounting method for certain investments; in either of those cases, the unrealized gain or loss would be charged to current period net income (loss).  The fair value option allows for the fair value measurement of specified assets or liabilities on a case-by-case basis, with unrealized gains and losses recorded to current period net income (loss). Unrealized gains and losses originally included in accumulated other comprehensive income are reclassified to current period net income (loss) when the sale of securities, determination of an other than temporary impairment, or election of the fair value option accounting method occurs.

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

Finished goods inventory includes doré and concentrates at our operations, doré in transit to refiners or at refiners waiting to be processed, and bullion in our accounts at refineries.

F. Restricted Cash — Restricted cash and investments primarily represent investments in money market funds, certificates of deposit, guaranteed investment certificates (Canadian deposits), and bonds of U.S. government agencies and are restricted primarily for reclamation funding or surety bonds. Restricted cash balances are carried at fair value.

G. Properties, Plants and Equipment – Costs are capitalized when it has been determined an ore body can be economically developed.  The development stage begins at new projects when our management and/or Board of Directors makes the decision to bring a mine into commercial production, and ends when the production stage, or exploitation of reserves, begins.  Expenditures incurred during the development and production stages for new facilities or new assets that extend the useful lives of existing facilities and major mine development expenditures are capitalized, including primary development costs such as costs of building access ways, shaft sinking, lateral development, drift development, ramps and infrastructure developments. Costs to improve, alter, or rehabilitate primary development assets which appreciably extend the life, increase capacity, or improve the efficiency or safety of such assets are also capitalized.

Costs for exploration, pre-development, secondary development at operating mines, and maintenance and repairs on capitalized property, plant and equipment are charged to operations as incurred.  Exploration costs include those relating to activities carried out (a) in search of previously unidentified mineral deposits, (b) at undeveloped concessions, or (c) at operating mines already containing proven and probable reserves, where a determination remains pending as to whether new target deposits outside of the existing reserve areas can be economically developed.  Pre-development activities involve costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of evidence of economic development, which is necessary to demonstrate future recoverability of these expenses. At an underground mine, secondary development costs are incurred for preparation of an ore body for production in a specific ore block, stope or work area, providing a relatively short-lived benefit only to the mine area they relate to, and not to the ore body as a whole.

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

Drilling and related costs of approximately $8.0 million, $5.0 million, and $3.6 million for the years ended December 31, 2013, 2012 and 2011, respectively, met our criteria for capitalization listed above, at our properties that are in the production stage.

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

H. Depreciation, Depletion and Amortization — Capitalized costs are depreciated or depleted using the straight-line method or unit-of-production method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 1 to 27 years, but do not exceed the useful life of the individual asset. Determination of expected useful lives for amortization calculations are made on a property-by-property or asset-by-asset basis at least annually. Our estimates for reserves, mineralized material, and other resources are a key component in determining our units of production depreciation rates. Our estimates of proven and probable ore reserves, mineralized material, and other resources may change, possibly in the near term, resulting in changes to depreciation, depletion and amortization rates in future reporting periods.

Undeveloped mineral interests and value beyond proven and probable reserves are not amortized until such time as there are proven and probable reserves or the related mineralized material is converted to proven and probable reserves.  At that time, the basis of the mineral interest is amortized on a units-of-production basis.  Pursuant to our policy on impairment of long-lived assets (discussed further below), if it is determined that an undeveloped mineral interest cannot be economically converted to proven and probable reserves, the basis of the mineral interest is reduced to its net realizable value and an impairment loss is recorded to expense in the period in which it is determined to be impaired.

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

J. Proven and Probable Ore Reserves — At least annually, management reviews the reserves used to estimate the quantities and grades of ore at our mines which we believe can be recovered and sold economically. Management’s calculations of proven and probable ore reserves are based on engineering and geological estimates, including future metals prices and operating costs. From time to time, management obtains external audits of reserves. A partial third-party audit of 2012 reserves at Greens Creek and a third-party audit of 2013 reserves at Lucky Friday were concluded during 2013. A third party review of 2013 reserves at Casa Berardi was performed during 2013.

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

K. Pension Plans and Other Post-retirement Benefits — We maintain pension plans covering substantially all U.S. employees and provide certain post-retirement benefits for qualifying retired employees. Canadian employees participate in Canada's public retirement income system, and are not eligible to participate in the defined benefit pension plans that we maintain for U.S. employees. Pension benefits under the plans we maintain generally depend on length and level of service and age upon retirement. Substantially all benefits are paid through pension trusts. We contributed approximately $0.3 million per year related to our unfunded supplemental executive retirement plan in years 2013, 2012 and 2011, and expect to contribute $0.4 million related to this plan in 2014. We contributed approximately $1.0 million and $1.1 million to our defined benefit pension plans in 2013 and 2012, respectively, and expect to contribute approximately $7.5 million to our defined benefit plans in 2014.

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

We classify mine license taxes incurred in the states of Alaska and Idaho as other direct production costs reported in our gross profits. Our costs for mine license taxes for the years ended December 31, 2013, 2012, and 2011 were $2.2 million, $5.7 million, and $6.4 million, respectively. Approximately 98% or more of the taxes accrued in all three periods were for the State of Alaska. Resource taxes incurred in Quebec, Canada, which are classified as income taxes, totaled approximately $0.6 million for the year ended December 31, 2013.

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

At our non-operating properties, we accrue costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Accruals for estimated losses from environmental remediation obligations have historically been recognized no later than completion of the remedial feasibility study for such facility and are charged to current earnings under provision for closed operations and environmental matters. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management’s current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations.

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

Accruals for closure costs, reclamation and environmental matters for operating and non-operating properties totaled $105.2 million at December 31, 2013, and approximately half of these expenditures relating to these accruals will be made over the next year. It is reasonably possible the ultimate cost of reclamation and remediation could change in the future, and that changes to these estimates could have a material effect on future operating results as new information becomes known.

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

At December 31, 2013, metals contained in concentrates and exposed to future price changes totaled 0.8 million ounces of silver, 2,994 ounces of gold, 6,171 tons of zinc, and 2,127 tons of lead.  However, as discussed in P. Risk Management Contracts below, we utilize a program to mitigate the risk of negative price adjustments with financially settled forward contracts for our sales.

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

O. Foreign Currency — The functional currency for our operations located in the U.S., Mexico and Canada was the U.S. dollar for all periods presented. Accordingly, for the the Casa Berardi unit in Canada and San Sebastian project in Mexico, we have translated our monetary assets and liabilities at the period-end exchange rate, and non-monetary assets and liabilities at historical rates, with income and expenses translated at the average exchange rate for the current period. All translation gains and losses have been included in the current period net income (loss).

For the year ended December 31, 2013, we recognized a total net foreign exchange gain of $3.0 million, and for the years ended December 31, 2012 and 2011, we recognized total net foreign exchange losses of $0.1 million and $0.2 million, respectively.

P. Risk Management Contracts — We use derivative financial instruments as part of an overall risk-management strategy that is used as a means of managing exposure to base metals prices and interest rates. We do not hold or issue derivative financial instruments for speculative trading purposes. As of December 31, 2013 and 2012, none of these contracts qualified for hedge accounting and all unrealized gains and losses are therefore reported in earnings.

We measure derivative contracts as assets or liabilities based on their fair value. Amounts recognized for the fair value of derivative asset and liability positions with the same counter party and which would be settled on a net basis are offset against each other on our consolidated balance sheets. Gains or losses resulting from changes in the fair value of derivatives in each period are recorded either in current earnings or other comprehensive income (“OCI”), depending on the use of the derivative, whether it qualifies for hedge accounting and whether that hedge is effective. Amounts deferred in OCI are reclassified to sales of products (for metals price-related contracts) or interest expense (for interest rate-related contracts) when the hedged transaction has occurred. Ineffective portions of any change in fair value of a derivative are recorded in current period other operating income (expense).

We utilize two financially-settled forward contract programs to manage the exposure to changes in prices of (i) silver, gold, zinc, and lead contained in our concentrate shipments between the time of sale and final settlement and (ii) zinc and lead contained in our forecasted future concentrate shipments.  The contracts under these programs do not qualify for hedge accounting, and are marked-to-market through earnings each period.  See Note 10 for additional information on base metal derivative contracts, including open positions as of December 31, 2013.

Q. Stock Based Compensation — The fair values of the equity instruments granted to employees are expensed over vesting periods on a straight-line basis.   We recognized stock-based compensation expense of approximately $4.5 million, $3.1 million, and $2.1 million, respectively, during 2013, 2012 and 2011, which was recorded to general and administrative expenses, exploration and cost of sales and other direct production costs.   As of December 31, 2013, the majority of the instruments outstanding were fully vested.

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

U.  Fair Value Measurements — We disclose the following information for each class of assets and liabilities that are measured at fair value:

1.	the fair value measurement;
2.

the level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

3.

for fair value measurements using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following:

a.

total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earnings  are reported in the statement of operations;

b.

the amount of these gains or losses attributable to the change in unrealized gains or losses relating to those assets or liabilities still held at the reporting period date and a description of where those unrealized gains or losses are reported;

c.	purchases, sales, issuances, and settlements (net); and
d.	transfers into and/or out of Level 3.
4.

the amount of the total gains or losses for the period in (c)(1) included in earnings  that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date and a description of where those unrealized gains or losses are reported in the statement of operations; and

5.	in annual periods only, the valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques, if any, during the period.

V. New Accounting Pronouncements — In July 2013, the FASB issued ASU No. 2013-11, which requires entities to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss, or tax credit carryforward if certain criteria are met. The guidance will eliminate the diversity in practice in the presentation of unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. ASU No. 2013-11 is effective for annual and interim reporting periods beginning after December 15, 2013. We are currently evaluating the impact of adopting this guidance, but do not anticipate it will have a material impact on our consolidated financial statements.

Note 2. Cash, Investments, and Restricted Cash

Cash

Our cash is maintained in various financial institutions, with a large majority of our cash balances at December 31, 2013 invested in either U.S. government paper (treasury or agency) or U.S. government or treasury money market funds which are not insured by the Federal Deposit Insurance Corporation (“FDIC”) or the Canada Deposit Insurance Corporation ("CDIC").  A small portion of our cash balances are held in bank accounts insured by the FDIC for up to $250,000 per institution and by the CDIC for up to $100,000 per institution.  On December 31, 2012, the unlimited insurance coverage for noninterest-bearing accounts provided under the Dodd-Frank Wall Street Reform and Consumer Protection Act expired. U.S. deposits that were previously insured for unlimited amounts are now aggregated with our interest bearing accounts and insured up to $250,000.  We have not experienced losses on cash balances exceeding the insured limits, but there can be no assurance that we will not experience such losses in the future.

Investments

At December 31, 2013 and 2012, the fair value of our non-current investments was $7.0 million and $9.6 million, respectively. Marketable equity securities are carried at fair market value, as they are classified as “available-for-sale.”  The basis of our non-current investments, representing equity securities, was approximately $10.0 million and $8.1 million, respectively, at December 31, 2013 and 2012.  During the fourth quarters of 2013 and 2012, we recognized $3.0 million and $1.2 million losses, respectively, in current earnings on impairments of equity shares, as we determined the impairments to be other-than-temporary. In 2013, we acquired common stock in other mining companies for a total cost of $6.0 million, and obtained additional securities through the acquisition of Aurizon having a value of $0.3 million at the time of acquisition, which represents our costs basis (see Note 16). Since the acquisition, we have obtained additional shares of Typhoon Exploration Inc. ("Typhoon") having a cost basis of $0.5 million pursuant to an agreement between Aurizon and Typhoon. In addition, during 2013 we sold investments having a cost basis of $1.5 million for proceeds of $1.7 million.

At December 31, 2013, total unrealized loss positions of $3.1 million, net of unrealized gains of $56 thousand, for our non-current investments were included in accumulated other comprehensive loss.

Our non-current investments balance as of December 31, 2013 includes our ownership of approximately 29.4% of the outstanding common shares of Typhoon having a cost basis of $0.8 million and fair value of $1.1 million. We elected to apply the fair value option accounting method to the investment upon it meeting the criteria for equity method accounting during the second quarter of 2013. We evaluate the accounting treatment of our individual investments based on whether we believe our ownership percentage and other factors indicate that we have the ability to exercise significant influence in the financial and/or operational decisions of the investee. As of December 31, 2013, we have determined that no other investments held by us qualify for equity method accounting.

Restricted Cash and Investments

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Restricted investments primarily represent investments in money market funds, certificates of deposit, and guaranteed investment certificates (Canadian deposits). These investments (which included current and non-current balances) are restricted primarily for reclamation funding or surety bonds and were $5.2 million at December 31, 2013, and $0.9 million at December 31, 2012. The increase in 2013 from 2012 is due to restricted reclamation deposits obtained in the acquisition of Aurizon (see Note 16 for more information).

Note 3: Properties, Plants, Equipment and Mineral Interests, and Lease Commitments

Properties, Plants, Equipment and Mineral Interests

Our major components of properties, plants, equipment, and mineral interests are (in thousands):

	December 31,
	2013	2012
Mining properties, including asset retirement obligations	$312,692	$294,573
Development costs	204,598	151,504
Plants and equipment	626,818	419,377
Land	15,799	15,788
Mineral interests	946,144	375,028
Construction in progress	200,921	176,925
	2,306,972	1,433,195
Less accumulated depreciation, depletion and amortization	515,371	436,536
Net carrying value	$1,791,601	$996,659

During 2013, we incurred total capital expenditures, excluding additions acquired under capital leases and adjustments to asset retirement obligations, of approximately $150.7 million, which included $54.5 million at the Lucky Friday unit, $46.1 million at the Greens Creek unit, and $41.4 million at the Casa Berardi unit since its acquisition on June 1, 2013.

On June 1, 2013, we completed the acquisition of Aurizon Mines, Ltd. ("Aurizon") for CAD$740.8 million ($714.5 million). See Note 16 for more information.

Capital Leases

We entered into lease agreements for primarily equipment at our Greens Creek and Lucky Friday units which we have determined to be capital leases.  As of December 31, 2013 and 2012, we have recorded $41.2 million and $28.9 million, respectively, for the gross amount of assets acquired under the capital leases and $10.1 million and $5.3 million, respectively, in accumulated depreciation, classified as plants and equipment in Properties, plants, equipment and mineral interests.  See Note 6 for information on future obligations related to our capital leases.

Operating Leases

We enter into operating leases during the normal course of business. During the years ended December 31, 2013, 2012 and 2011, we incurred expenses of $3.1 million, $3.1 million and $3.0 million, respectively, for these leases. At December 31, 2013, future obligations under our non-cancelable operating leases were as follows (in thousands):

Year ending December 31,
2014	$3,347
2015	1,353
2016	1,370
2017	985
2018	917
Thereafter	2,659
Total	$10,631

Note 4: Environmental and Reclamation Activities

The liabilities accrued for our reclamation and closure costs at December 31, 2013 and 2012, were as follows (in thousands):

	2013	2012
Operating properties:
Greens Creek	$34,530	$32,856
Lucky Friday	919	1,469
Casa Berardi	7,795	—
Non-operating properties:
San Sebastian	200	200
Grouse Creek	1,000	2,484
Coeur d’Alene Basin	55,499	70,786
Republic	3,023	3,538
All other sites	2,225	1,882
Total	105,191	113,215
Reclamation and closure costs, current	(58,425)	(19,845)
Reclamation and closure costs, long-term	$46,766	$93,370

The activity in our accrued reclamation and closure cost liability for the years ended December 31, 2013, 2012 and 2011, was as follows (in thousands):

Balance at January 1, 2011	$318,797
Accruals for estimated costs	7,869
Payment of reclamation obligations	(172,855)
Balance at December 31, 2011	153,811
Accruals for estimated costs	4,325
Revision of estimated cash flows due to changes in reclamation plans	(3,738)
Payment of reclamation obligations	(41,183)
Balance at December 31, 2012	113,215
Accruals for estimated costs	2,250
Liability addition due to acquisition of the Casa Berardi unit	7,998
Payment of reclamation obligations	(18,272)
Balance at December 31, 2013	$105,191

On September 8, 2011, a Consent Decree (the “Consent Decree”) settling environmental litigation and related claims involving Hecla Limited pertaining to historic releases of mining wastes in the Coeur d'Alene Basin was approved and entered by the U.S. District Court in Idaho. The Consent Decree resolved all existing claims of the Plaintiffs against Hecla Limited and its affiliates under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) (and certain other statutes) for past response costs, future environmental remediation costs, and natural resource damages related to historic releases of mining wastes in the Coeur d'Alene River Basin. The Consent Decree also resolved all remaining obligations of Hecla Limited under the 1994 Consent Decree relating to the “Box,” a rectangular 21-square-mile site located near Kellogg, Idaho within the Bunker Hill Superfund site. The Consent Decree contains comprehensive terms of settlement, including financial terms which require that Hecla Limited pay, in the aggregate, $264.4 million to the Plaintiffs over approximately three years following the settlement. Payments of approximately $168 million, $25 million, and $15 million (and related interest) were made in October 2011, 2012, and 2013, respectively, pursuant to the terms of the Consent Decree. Hecla Limited remains obligated under the Consent Decree to pay approximately $55.5 million by August 2014, in the form of quarterly payments of the proceeds from the exercise of any outstanding Series 1 and Series 3 warrants (which have an exercise price of between $2.40 and $2.51 per share) during the quarter, with the remaining balance, if any, due in August 2014, regardless of whether any of the remaining warrants are exercised.

The obligation requires third party surety for which Hecla Limited pays an annual maintenance fee which will decrease as payments are made according to the foregoing schedule. Annual maintenance fees of $0.6 million, $0.4 million, and $0.3 million were paid in October 2011, 2012, and 2013, respectively.

Asset Retirement Obligations

Below is a reconciliation as of December 31, 2013 and 2012 (in thousands) of the asset retirement obligations ("ARO") relating to our operating properties, which are included in our total accrued reclamation and closure costs of $105.2 million and $113.2 million, respectively, discussed above. The estimated reclamation and abandonment costs were discounted using credit adjusted, risk-free interest rates ranging from 6% to 8% from the time we incurred the obligation to the time we expect to pay the retirement obligation.

	2013	2012
Balance January 1	$34,325	$37,643
Changes in obligations due to changes in reclamation plans	—	(3,720)
Addition due to acquisition of the Casa Berardi unit	7,998	—
Accretion expense	1,958	1,128
Payment of reclamation obligations	(1,037)	(726)
Balance at December 31	$43,244	$34,325

The ARO for our Greens Creek mine of $36.1 million as of December 31, 2011 reflected a plan for reclamation and closure of the mine at the end of its life having estimated undiscounted costs of approximately $53.4 million.  In April 2012, the United States Forest Service ("Forest Service") and state agencies issued a draft Environmental Impact Statement in connection with our proposal to increase tailings capacity at the Greens Creek mine. As part of that process and our regular (every 5 years) renewal of our Waste Management Permit with the State of Alaska, we submitted an update of our reclamation and closure plan having estimated undiscounted closure costs of approximately $73.9 million. The increase in closure costs resulted primarily from the inclusion of long term water treatment on an increased scale compared to what was included as part of our prior permit renewals. This increase in scale is the result of new interpretations of model data by the State that were not included in our prior permit renewals. Although the revised closure plan was not final, we believed that we had sufficient information to make a reasonable estimate of the change in the fair value of the ARO as of December 31, 2012.  In spite of the anticipated increase in undiscounted costs discussed above, the ARO liability for Greens Creek was reduced by $4.4 million to a balance of $32.9 million as of December 31, 2012, on a discounted basis, as a result of the update in the fourth quarter of 2012. The ARO decrease at December 31, 2012 was the result of (i) a large portion of the anticipated increase in overall undiscounted costs being related to long-term water treatment, which is scheduled to take place in years far out into the future, (ii) the effect of discounting the ARO layers associated with various plan updates using different discount rates, and (iii) a delay in the timing of some of the costs included in the previous reclamation and closure plan.

A Record of Decision was completed in late 2013 for proposed expansion of tailings capacity at Greens Creek. In addition, in early 2014 we were engaged in negotiations with the Forest Service and state agencies on their proposed revisions to our previously-submitted reclamation and closure plan. We have initiated work on an update of the closure plan which will include estimated costs related to future reclamation of the tailings expansion area and address the comments from the regulators. As a result, we anticipate recognizing an increase in the ARO asset and liability for Greens Creek in the first quarter of 2014. As part of the revised closure plan, we will be required to increase our current $30 million reclamation bond for Greens Creek, and we are currently evaluating bonding options. The increase in required bonding is likely to be a material amount, and there can be no assurance that this bonding capacity will be available to us.

Note 5: Income Taxes

Major components of our income tax benefit (provision) for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	2013	2012	2011
Current:
Domestic	$2,963	$(7,086)	$(4,282)
Foreign	(175)	(459)	(752)
Total current income tax benefit (provision)	2,788	(7,545)	(5,034)
Deferred:
Domestic	247	(1,334)	(76,944)
Foreign	6,760	—	—
Total deferred income tax benefit (provision)	7,007	(1,334)	(76,944)
Total income tax benefit (provision)	$9,795	$(8,879)	$(81,978)

Domestic and foreign components of income (loss) before income taxes for the years ended December 31, 2013, 2012 and 2011, are as follows (in thousands):

	2013	2012	2011
Domestic	$(1,681)	$37,025	$244,833
Foreign	(33,244)	(13,192)	(11,691)
Total	$(34,925)	$23,833	$233,142

The annual tax benefit (provision) is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax income (loss). The reasons for the difference are (in thousands):

	2013		2012		2011
Computed “statutory” benefit (provision)	$12,224	35%	$(8,342)	35%	$(81,600)	35%
Percentage depletion	3,946	11	5,575	(24)	13,751	(6)
Change in valuation allowance other than utilization	(3,870)	(11)	(3,837)	16	(3,822)	2
State taxes, net of federal taxes	720	2	(1,110)	5	(10,890)	5
Transaction costs	(1,743)	(5)	—	—	—	—
Foreign currency translation of monetary assets	3,445	10	—	—	—	—
Rate differential on foreign earnings	(4,255)	(12)	(780)	3	(634)	—
Other	(672)	(2)	(385)	2	1,217	(1)
	$9,795	28%	$(8,879)	37%	$(81,978)	35%

We evaluated the positive and negative evidence available to determine the amount of valuation allowance required on our deferred tax assets.  At December 31, 2013 and 2012, the balances of our valuation allowances were $27 million and $23 million, respectively, primarily for foreign net operating loss carryforwards. The amount of the deferred tax asset considered recoverable, however, could be reduced in the near term if estimates of future taxable income are reduced.

At December 31, 2013, the net deferred tax liability was $51 million compared to the net deferred tax asset of $116 million at December 31, 2012. The change is due primarily to the acquisition of Aurizon and the establishment of a deferred tax liability related to the excess accounting bases over the historical tax bases of the assets acquired. The individual components of our net deferred tax assets and liabilities are reflected in the table below (in thousands).

	December 31,
	2013	2012
Deferred tax assets:
Accrued reclamation costs	$39,262	$45,653
Deferred exploration	35,267	32,396
Foreign net operating losses	27,923	20,247
Domestic net operating losses	54,181	44,814
AMT credit carryforwards	22,155	24,603
Pension and benefit obligation	10,354	12,488
Miscellaneous	31,077	17,437
Total deferred tax assets	220,219	197,638
Valuation allowance	(27,155)	(23,030)
Total deferred tax assets	193,064	174,608
Deferred tax liabilities:
Miscellaneous	(5,966)	(1,262)
Properties, plants and equipment	(238,497)	(57,583)
Total deferred tax liabilities	(244,463)	(58,845)
Net deferred tax asset (liability)	$(51,399)	$115,763

We plan to permanently reinvest earnings from foreign subsidiaries with the exception of Hecla Quebec Inc., our wholly-owned subsidiary which owns our Casa Berardi mine and other interests in Quebec, Canada. For the years 2013, 2012 and 2011, we had no unremitted foreign earnings. Foreign net operating losses carried forward are shown above as a deferred tax asset, with a partial valuation allowance as discussed below.

We recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized principally due to the expiration of foreign net operating losses and foreign tax credit carryforwards. The changes in the valuation allowance for the years ended December 31, 2013, 2012 and 2011, are as follows (in thousands):

	2013	2012	2011
Balance at beginning of year	$(23,030)	$(22,895)	$(19,073)
Increase related to non-utilization of net operating loss carryforwards and non-recognition of deferred tax assets due to uncertainty of recovery	(3,870)	(3,837)	(3,822)
Decrease related to utilization and expiration of deferred tax assets, other	(255)	3,702	—
Balance at end of year	$(27,155)	$(23,030)	$(22,895)

As of December 31, 2013, for U.S. income tax purposes, we have federal and state net operating loss carryforwards of $172 million and $38 million, respectively.  These net operating loss carryforwards have a 20 year expiration period, the earliest of which could expire in 2020.  We have foreign and provincial net operating loss carryforwards of approximately $96 million and $26 million, respectively, which expire between 2014 and 2033. We have approximately $22 million in alternative minimum tax credit carryforwards which do not expire and are eligible to reduce future U.S. tax liabilities.  Our utilization of U.S. net operating loss carryforwards may be subject to annual limitations if there is a change in control as defined under Internal Revenue Code Section 382.

At December 31, 2013 and 2012 we had $20 million and $19 million, respectively, of federal net operating loss carryovers relating to excess tax benefits from the exercise of employee stock options and the vesting of restricted stock awards. These amounts are not reflected in our deferred tax asset for net operating loss carryovers. We recognize the excess tax benefits from the exercise of employee stock options and the vesting of restricted stock awards in the period in which these tax benefits reduce income taxes payable, after net operating loss carryforwards are fully utilized.

We file income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.  We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 1997, or examinations by foreign tax authorities for years prior to 2007.  We currently have no tax years under examination other than years 2008 through 2011 under routine exam by Revenue Quebec.

We had no unrecognized tax benefits as of December 31, 2013 or 2012.  Due to the net operating loss carryover provision, coupled with the lack of any unrecognized tax benefits, we have not provided for any interest or penalties associated with any uncertain tax positions.  If interest and penalties were to be assessed, our policy is to charge interest to interest expense, and penalties to other operating expense.  It is not anticipated that there will be any significant changes to unrecognized tax benefits within the next 12 months.

Note 6: Senior Notes, Credit Facilities and Capital Leases

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

The Notes are recorded net of a 2% initial purchaser discount totaling $10 million at the time of issuance and having an amortized balance of $9.3 million as of December 31, 2013. The Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for.  Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. During 2013, interest expense related to the notes and amortization of the initial purchaser discount and fees related to the issuance of the notes, net of $6.5 million in capitalized interest, totaled $19.1 million.

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

The net proceeds from the offering of the Notes ($490 million) were used to partially fund the acquisition of Aurizon and for general corporate purposes, including expenses related to the Aurizon acquisition. See Note 16 for more information.

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

In connection with the sale of the Notes, we entered into a Registration Rights Agreement, dated as of April 12, 2013, pursuant to which we and the Guarantors agreed to (i) file an exchange offer registration statement within 270 days after the issue date of the Notes to exchange the Notes for a new issue of debt securities registered under the Securities Act, with terms substantially identical to those of the Notes (except with respect to certain transfer restrictions and certain obligations to pay special interest as described in the Notes); (ii) use our commercially reasonable efforts to cause the exchange offer registration statement to be declared effective under the Securities Act within 330 days after the issue date of the Notes; (iii) use our commercially reasonable efforts to consummate the exchange offer within 365 days after the issue date of the Notes; and (iv) in certain circumstances, file a shelf registration statement for the resale of the Notes. On October 28, 2013, we filed an exchange offer registration statement with the SEC to exchange the Notes for a new issue of debt securities registered under the Securities Act, and the exchange offer was completed in January 2014 with 99.99% of the Notes tendered for exchange.

Credit Facilities

We have a $100 million senior secured revolving credit facility, which is collateralized by the shares of common stock held in our material domestic subsidiaries and by our joint venture interests in the Greens Creek mine, all of our rights and interests in the joint venture agreement, and all of our rights and interests in the assets of the joint venture.  The credit facility in place at December 31, 2013 originated with a $60 million senior secured revolving credit agreement entered into in October 2009 that has been amended several times. On April 1, 2013 we amended the agreement to reduce the commitment amount from $150 million to $100 million while also adjusting certain covenants and limitations. The agreement was again amended on June 28, 2013 to adjust certain covenants and limitations.

In February 2014, we entered into a new $100 million credit facility having the same terms of collateral as described in the previous paragraph and which replaces our previous facility in place at December 31, 2013. Amounts borrowed under the credit agreement are available for general corporate purposes.  Below is information on the interest rates, standby fee, and financial covenant terms under each of the credit facilities:

	Previous Facility			New Facility
Interest rates:
Spread over the London Interbank Offer Rate	3.00	-	4.50%	2.25	-	3.25%
Spread over alternative base rate	2.00	-	3.50%	1.25	-	2.25%
Standby fee per annum on undrawn amounts	0.825	-	1.05%		0.50%

Covenant financial ratios:
Senior leverage ratio (debt secured by liens/EBITDA)	not more than 2.50:1
Leverage ratio (total debt less unemcumbered cash/EBITDA)	not more than 4.00:1
Interest coverage ratio (EBITDA/interest expense)	not less than 3.0:1

We were in compliance with all covenants under the credit agreement and no amounts were outstanding as of December 31, 2013.  We have not drawn funds on the current revolving credit facility as of the filing date of this Form 10-K.

Capital Leases

We have entered into various lease agreements primarily for equipment at our Greens Creek and Lucky Friday units, which we have determined to be capital leases.  At December 31, 2013, the total liability associated with the capital leases, including certain purchase option amounts, was $22.8 million, with $8.5 million of the liability classified as current and $14.3 million classified as non-current. At December 31, 2012, the total liability balance associated with capital leases was $17.5 million, with $5.6 million of the liability classified as current and $11.9 million classified as non-current. The total obligation for future minimum lease payments was $23.8 million at December 31, 2013, with $1.1 million attributed to interest.

At December 31, 2013, the annual maturities of capital lease commitments, including interest, are (in thousands):

Twelve-month period ending December 31,
2014	$9,011
2015	7,887
2016	5,201
2017	1,734
Total	23,833
Less: imputed interest	(1,093)
Net capital lease obligation	$22,740

Note 7: Commitments, Contingencies, and Obligations

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

Rio Grande Silver Guaranty

Our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), is party to a joint venture with Emerald Mining & Leasing, LLC (“EML”) and certain other parties with respect to a land package in the Creede Mining District of Colorado that is adjacent to other land held by Rio. Rio holds a 70% interest in the joint venture. In connection with the joint venture, we are required to guarantee certain environmental remediation-related obligations of EML to a third party up to a maximum liability to us of $2.5 million. As of December 31, 2013, we have not been required to make any payments pursuant to the guaranty. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to the third party. However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties, have jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guaranty as of December 31, 2013.

Lucky Friday Water Permit Matters

Over the last several years, the Lucky Friday unit has experienced several regulatory issues relating to its water discharge permits and water management more generally.

•

In late 2008 and during 2009, Hecla Limited experienced a number of alleged permit exceedances for water discharges at the Lucky Friday unit. These alleged violations resulted in Hecla Limited entering into a Consent Agreement and Final Order (“CAFO”) and a Compliance Order with the EPA in April 2009, which included an extended compliance time line. In connection with the CAFO, Hecla Limited agreed to pay the maximum administrative penalty to the EPA of $177,500 to settle any liability for such alleged exceedances.

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

The EPA referred the two alleged 2012 permit exceedances, along with the alleged violations in the 2010 NOV and some additional alleged unpermitted discharges from 2010 that were not included in the 2010 NOV, to the U.S. Department of Justice to possibly file a civil complaint by the United States against Hecla Limited. In addition, it is possible that the United States may include the 2012 storm water incidents and any additional alleged unpermitted discharges in any complaint. There is the potential for larger civil penalties in the context of a United States complaint than in an administrative action by the EPA such as the 2009 CAFO.

In December 2013, the EPA issued to Hecla Limited a Notice of Violation (“2013 NOV”) alleging certain storm water reporting violations under Lucky Friday’s Clean Water Act Multi-Sector General Stormwater Permit for Industrial Activities. The 2013 NOV also contains a request for information under Section 308 of the Clean Water Act directing Hecla Limited to undertake a comprehensive groundwater investigation of Lucky Friday’s tailings pond No. 3 to evaluate whether the pond is causing the discharge of pollutants via seepage to groundwater that is discharging to surface water. We cannot ascertain what impacts, if any, the 2013 NOV and request for information will have on the matters that were already pending with the United States, including the 2010 NOV.

Hecla Limited strives to maintain its water discharges and water management in general at the Lucky Friday unit in full compliance with its permits and applicable laws, however we cannot provide assurances that it will be able to fully comply with the permit limits and other regulatory requirements regarding water management in the future.

We believe that it is reasonably possible that Hecla Limited faces some liability for the above water issues; however, we cannot with reasonable certainty estimate the amount of any such liability because, for among other reasons, we have not completed the report called for by the request for information contained in the 2013 NPOV, and we do not know what will be the impact of that report.

Johnny M Mine Area near San Mateo, McKinley County, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under CERCLA for environmental remediation and past costs the EPA has incurred at the site. Mining at the Johnny M was conducted for a limited period of time by a predecessor of our subsidiary, Hecla Limited. In August 2012, Hecla Limited and the EPA entered into a Settlement Agreement and Administrative Order on Consent for Removal Action (“Consent Decree”), pursuant to which Hecla Limited agreed to pay (i) $1.1 million to the EPA for its past response costs at the site and (ii) any future response costs at the site, in exchange for a covenant not to sue by the EPA. The Consent Decree also describes additional work at the site to be conducted by Hecla Limited. Hecla Limited paid the $1.1 million to the EPA for its past response costs in the fourth quarter of 2012, and our consolidated financial statements as of December 31, 2013 include an accrual balance by Hecla Limited of $0.3 million for investigation and planning costs. Hecla Limited cannot reasonably estimate the amount of any additional liability it may face at the site until, at a minimum, the amount and type of remediation required have been determined.

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

Nelson Tunnel/Commodore Waste Rock Pile Superfund Site

In August 2009, the EPA made a formal request to CoCa for information regarding the Nelson Tunnel/Commodore Waste Rock Pile Superfund Site in Creede, Colorado. A timely response was provided and the EPA later arranged to copy additional documents. CoCa was involved in exploration and mining activities in Creede during the 1970s and the 1980s. In September 2013, the EPA made a formal claim against CoCa for past response costs under CERCLA as an owner/operator of the site, and against Hecla Limited as a corporate successor to CoCa. The EPA is seeking a total of approximately $5 million for past response costs, plus an undetermined amount of interest from CoCa, Hecla Limited, and other potentially responsible parties. The EPA stated that it is continuing its remedial investigation/feasibility study at the site, and once that is complete, it will begin remedial design and remedial action for the site. Presumably, the EPA will also seek reimbursement of at least some of those costs from viable potentially responsible parties. Hecla Limited did not acquire CoCa until 1991, well after CoCa discontinued its historical activities in the vicinity of the site. In addition, CoCa is and always has been a separate corporate entity from Hecla Limited. Therefore, we believe that Hecla Limited is not liable for any cleanup, has strong defenses, and we will vigorously defend against the claim. If CoCa is ultimately found to be liable, it has limited assets with which to satisfy any such liability. We cannot with reasonable certainty estimate the ultimate liability, if any, relating to this matter, and therefore we have not recorded a liability relating to the site as of December 31, 2013.

Senior Notes

On January 6, 2014, we completed the offer to exchange up to $500,000,000 aggregate principal amount of our new 6.875% Senior Notes due 2021 for a like principal amount of our previously outstanding 6.875% Senior Notes due 2021, which were issued on April 12, 2013 ("Notes"), as further discussed in Note 6. Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. The net proceeds from the offering of the Notes were used to partially fund the acquisition of Aurizon and for general corporate purposes, including expenses related to the Aurizon acquisition (see Note 16 for more information).

Other Commitments

Our contractual obligations as of December 31, 2013 included approximately $9.7 million for commitments relating to capital items, along with $10.2 million for various non-capital costs. In addition, our open purchase orders at December 31, 2013 included approximately $6.3 million, $1.5 million, and $1.4 million, respectively, for various capital items at the Casa Berardi, Greens Creek, and Lucky Friday units, and approximately $2.5 million, $0.3 million, and $0.5 million, respectively, for various non-capital costs at such units. We also have total commitments of approximately $23.8 million relating to scheduled payments on capital leases, including interest, primarily for equipment at our Greens Creek and Lucky Friday units (see Note 6 for more information). In addition, in 2011, we settled Hecla Limited's Coeur d'Alene Basin environmental litigation and related claims pursuant to a Consent Decree entered by the Court on September 8, 2011.  Hecla Limited remains obligated under the Consent Decree to make payments totaling $55.5 million by August 2014, which would be funded by proceeds from our outstanding warrants, if exercised (see Note 9 for more information). Under the terms of the Consent Decree, the proceeds from the exercise of our outstanding warrants will be paid to the United States and the Coeur d'Alene Indian Tribe within 30 days after the end of the quarter when exercised. If the warrants are not exercised, the company is responsible for its final payment under the Consent Decree.

We had letters of credit for approximately $1.3 million outstanding as of December 31, 2013 for workers' compensation insurance bonding.

Other Contingencies

On February 1, 2012, a purported Hecla stockholder filed a putative class action lawsuit in U.S. District Court for the District of Idaho against Hecla and certain of our officers, one of whom is also a director. The complaint, purportedly brought on behalf of all purchasers of Hecla common stock from October 26, 2010 through and including January 11, 2012, asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and sought, among other things, damages and costs and expenses. Specifically, the complaint alleged that Hecla, under the authority and control of the individual defendants, made certain false and misleading statements and allegedly omitted certain material information related to operational issues at the Lucky Friday mine. The complaint alleged that these actions artificially inflated the market price of Hecla common stock during the class period, thus purportedly harming investors who purchased shares during that time. A second suit was filed on February 14, 2012, alleging virtually identical claims. These complaints were consolidated into a single case, a lead plaintiff and lead counsel were appointed by the Court (Bricklayers of Western Pennsylvania Pension Plan, et al. v. Hecla Mining Company et al., Case No. 12-0042 (D. Idaho)), and a consolidated amended complaint was filed on October 16, 2012. In January 2013, we filed a motion to dismiss the complaint. On September 26, 2013, the Court granted our motion to dismiss, and on November 5, 2013, the Court issued a final order dismissing the lawsuit with prejudice.

Related to the above described class action lawsuit, Hecla is named as a nominal defendant in a pending stockholder derivative lawsuit which names as defendants certain Hecla executives and members of Hecla's Board of Directors. The case is In Re Hecla Mining Company Derivative Shareholder Litigation, Case No. 2:12-cv-00097 (D. Idaho).  In general terms, this lawsuit alleges breaches of fiduciary duties by the individual defendants and seeks damages, purportedly on behalf of Hecla. In January 2013, a consolidated amended complaint was filed and in February 2013, we filed a motion to dismiss the complaint. On September 25, 2012 and April 30, 2013, two other state court derivative actions were dismissed in Delaware and in Idaho, respectively. In addition, the Board of Directors has received two letters on behalf of purported stockholders demanding that Hecla commence litigation against certain executives and directors on substantially similar grounds. Hecla's board has concluded the actions requested by both demands would be contrary to the Company's best interest given the pendency of other, related litigation against the Company.

In March 2012, Hecla Limited received notice of a complaint filed against it by the United Steel Workers, Local 5114, with the Federal Mine Safety and Health Review Commission for compensation for bargaining unit workers at the Lucky Friday mine idled as a result of the temporary suspension of production at the mine. The complaint alleges the bargaining unit workers are entitled to compensation under Section 111 of the Federal Mine Safety and Health Act of 1977 from November 16, 2011 - the date an order was issued by the Mine Safety Health Administration (“MSHA”) to Hecla Limited - until such time as the order is terminated. We submitted a motion for summary decision to the administrative law judge within the Federal Mine Safety and Health Review Commission, which was denied in December 2012. Currently we are awaiting further proceedings. We believe the claim is without merit, and that all wages due under Section 111, which was an immaterial amount, have already been paid. Therefore, we have not recorded a liability relating to the claim as of December 31, 2013. The value of the union's claim is estimated to be in the range of $0 to $10 million.

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

On December 11, 2013, four employees of Hecla Limited who were injured in the December 2011 rock burst, filed a lawsuit against us and certain of our employees seeking damages for, among other claims, intentional and willful injury and infliction of emotional distress. The plaintiffs seek damages in excess of $1,000,000, as claimed in the complaint, which was filed in state court in Idaho (Kootenai County District Court). We cannot reasonably predict the outcome of this matter, however, we believe the case is without merit and intend to vigorously defend this lawsuit.

Note 8: Employee Benefit Plans

Pensions and Other Post-retirement Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2013, and the funded status as of December 31, 2013 and December 31, 2012 (in thousands):

	Pension Benefits
	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$99,367	$87,895
Service cost	4,025	3,974
Interest cost	3,889	4,069
Participants' contributions	—	29
Amendments	(4,208)	—
Actuarial loss	2,428	7,450
Benefits paid	(4,346)	(4,050)
Benefit obligation at end of year	101,155	99,367
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	68,515	65,082
Actual return (loss) on plan assets	3,479	6,007
Employer contributions	1,403	1,447
Participants' contributions	—	29
Benefits paid	(4,346)	(4,050)
Fair value of plan assets at end of year	69,051	68,515
Funded status at end of year	$(32,104)	$(30,852)

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2013 and December 31, 2012 (in thousands):

	Pension Benefits
	2013	2012
Current liabilities:
Accrued benefit liability	$(342)	$(322)
Other non- current liabilities:
Accrued benefit liability	(31,763)	(30,530)
Accumulated other comprehensive loss	29,768	33,545
Net amount recognized	$(2,337)	$2,693

The benefit obligation and prepaid benefit costs were calculated by applying the following weighted average assumptions:

	Pension Benefits
	2013	2012
Discount rate: net periodic pension cost	4.00%	4.75%
Discount rate: projected benefit obligation	4.81%	4.00%
Expected rate of return on plan assets	7.20%	7.20%
Rate of compensation increase	4.00%	4.00%

The above assumptions were calculated based on information as of December 31, 2013 and December 31, 2012, the measurement dates for the plans. The discount rate is based on the yield curve for investment-grade corporate bonds as published by the U.S. Treasury Department. The expected rate of return on plan assets is based upon consideration of the plan’s current asset mix, historical long-term return rates and the plan’s historical performance. Our current expected rate on plan assets of 7.2% is based on historical returns over the past ten years.

Net periodic pension cost for the plans consisted of the following in 2013, 2012, and 2011 (in thousands):

	Pension Benefits
	2013	2012	2011
Service cost	$4,025	$3,974	$3,877
Interest cost	3,889	4,068	4,114
Expected return on plan assets	(4,741)	(4,581)	(5,481)
Amortization of prior service cost	66	401	403
Amortization of net gain (loss) from earlier periods	3,152	2,826	880
Net periodic pension cost	$6,391	$6,688	$3,793

The allocations of investments at December 31, 2013 and December 31, 2012, the measurement dates of the plan, by asset category in the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan are as follows:

	Hecla		Lucky Friday
	2013	2012	2013	2012
Cash	1%	1%	1%	2%
Large cap U.S. equities	9%	11%	9%	12%
Small cap U.S. equities	6%	4%	6%	6%
Non-U.S. equities	9%	10%	9%	10%
Fixed income	32%	33%	32%	30%
Real estate	20%	18%	20%	19%
Absolute return hedge funds	15%	13%	15%	14%
Real return	8%	10%	8%	7%
Total	100%	100%	100%	100%

The "Real return" asset category in the table above includes our common stock in the amounts of $1.6 million and $2.9 million at December 31, 2013 and December 31, 2012. These investments represent approximately 2% of the total combined assets of the plans at December 31, 2013 and approximately 4% at December 31, 2012.

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

Accounting guidance has established a hierarchy of assets measured at fair value on a recurring basis. The three levels included in the hierarchy are:

Level 1: quoted prices in active markets for identical assets or liabilities

Level 2: significant other observable inputs

Level 3: significant unobservable inputs

The fair values by asset category in each plan, along with their hierarchy levels, are as follows as of December 31, 2013 (in thousands):

	Hecla				Lucky Friday
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest-bearing cash	$596	$—	$—	$596	$393	$—	$—	$393
Common stock	1,220	—	—	1,220	311	—	—	311
Real estate	—	—	10,797	10,797	—	—	2,865	2,865
Common collective funds	—	9,654	7,970	17,624	—	2,982	2,174	5,156
Mutual funds	23,252	—	—	23,252	6,837	—	—	6,837
Total fair value	$25,068	$9,654	$18,767	$53,489	$7,541	$2,982	$5,039	$15,562

The following is a roll-forward of assets in Level 3 of the fair value hierarchy (in thousands):

	Hecla	Lucky Friday
Beginning balance at January 1, 2013	$16,862	$4,491
Net unrealized gains on assets held at the reporting date	1,486	399
Purchases	419	149
Ending balance at December 31, 2013	$18,767	$5,039

Of the $23.8 million in plan assets classified as level 3, $13.7 million was invested in real estate, and the remaining $10.1 million was invested in collective investment funds.

The fair values by asset category in each plan, along with their hierarchy levels, were as follows as of December 31, 2012 (in thousands):

	Hecla				Lucky Friday
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest-bearing cash	$683	$—	$—	$683	$198	$—	$—	$198
Common stock	2,309	—	—	2,309	588	—	—	588
Real estate	—	—	9,611	9,611	—	—	2,513	2,513
Common collective funds	—	10,095	7,251	17,346	—	2,469	1,978	4,447
Mutual funds	24,183	—	—	24,183	6,637	—	—	6,637
Total fair value	$27,175	$10,095	$16,862	$54,132	$7,423	$2,469	$4,491	$14,383

The following is a roll-forward of assets in Level 3 of the fair value hierarchy (in thousands):

	Hecla	Lucky Friday
Beginning balance at December 31, 2011	$13,300	$3,566
Net unrealized gains on assets held at the reporting date	838	187
Purchases	2,724	738
Ending balance at December 31, 2012	$16,862	$4,491

Of the $21.4 million in plan assets classified as Level 3, $12.1 million was invested in real estate, while $9.2 million was invested in collective investment funds.

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

Future benefit payments, which reflect expected future service as appropriate, are estimates of what will be paid in the following years (in thousands):

Year Ending December 31,	Pension Plans
2014	$5,040
2015	5,215
2016	5,454
2017	5,758
2018	6,201
Years 2019-2023	36,384

We expect to contribute approximately $7.5 million in cash, securities, or other assets to our funded pension plans and $0.3 million to our unfunded supplemental executive retirement plan during 2014.

The following table describes plans for which accumulated benefit obligations ("ABO") were in excess of plan assets, and for which plan assets exceeded ABO (in thousands).

	December 31, 2013		December 31, 2012
	ABO Exceeds Plan Assets	Plan Assets Exceed ABO	ABO Exceeds Plan Assets	Plan Assets Exceed ABO
Projected benefit obligation	$101,155	$—	$99,367	$—
Accumulated benefit obligation	97,937	—	92,590	—
Fair value of plan assets	69,051	—	68,515	—

For the pension plans and other benefit plans, the following amounts are included in "Accumulated other comprehensive loss, net" on our balance sheet as of December 31, 2013, that have not yet been recognized as components of net periodic benefit cost (in thousands):

Pension Benefits
Unamortized net (gain)/loss	$32,065
Unamortized prior service cost	(2,255)

The amounts in "Accumulated other comprehensive loss, net" expected to be recognized as components of net periodic benefit cost during 2014 are (in thousands):

Pension Benefits
Amortization of net (gain)/loss	$2,724
Amortization of prior service cost	352

We do not expect to have any of the plans’ assets returned during 2014.

Effective July 1, 2013, we amended the Hecla Mining Company Retirement Plan (the "Hecla plan") to change the pension benefit formula and other plan provisions. The amendment resulted in the following changes to the Hecla plan:

•

The definition of pensionable compensation was changed to exclude one-half of any performance-based or annual incentive bonus, fringe benefits, reimbursements or other expense allowances, moving expenses, health and welfare benefits, stock awards, income realized from stock options or restricted stock, income from certain property arrangements, long term incentive awards, premium pay rates for overtime, contributions to or distributions from a nonqualified deferred compensation plan, and shift or location differentials. Under the terms of the amended Hecla plan, pensionable compensation includes an employee's base salary and other payments of compensation for services performed during the course of employment, elective deferrals not includable in the gross income of the employee under the Internal Revenue Service Code Sections 125, 132(f)(4), 402(e)(3), 402(h), 403(b) and 457, one-half of any performance-based or annual incentive bonus, one-half of any cash safety incentive award, paid time off other than for disability leave, and compensation for overtime at the employee's regular hourly rate of pay for each hour worked.

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

Canadian employees participate in Canada's public retirement income system, and are not eligible to participate in the defined benefit pension plans that we maintain for U.S. employees. Canada's public retirement income system includes the following components: (i) the Canada (or Quebec) Pension Plan, which is a contributory, earnings-related social insurance program, (ii) the Registered Retirement Savings Plan, which is a tax-deferred individual savings plan, and (iii) the Old Age Security program.

Capital Accumulation Plans

Our employees’ Capital Accumulation (401(k)) Plan is available to all U.S. salaried and certain hourly employees and applies immediately upon employment. Employees may contribute from 1% to 50% of their annual compensation to the plan (subject to statutory limits). We make a matching contribution of 100% of an employee’s contribution up to 6% of the employee’s earnings. Our matching contributions were approximately $3.0 million in 2013, $2.5 million in 2012, and $2.2 million in 2011.

Commencing January 2014, we expect our matching contributions to the Hecla 401(k) plan will be made in Hecla common stock on a quarterly basis in order to conserve cash. Prior to 2014, contributions were made in cash on a payroll-to-payroll basis.

We also maintain an employees’ 401(k) plan, which is available to all hourly employees at the Lucky Friday unit after completion of six months of service. Employees may contribute from 2% to 50% of their compensation to the plan (subject to statutory limits). The matching contribution is 55% of an employee’s contribution up to, but not exceeding, 5% of the employee’s earnings.  Our contributions were approximately $293,000 in 2013, $407,000 in 2012, and $246,000 in 2011.

Note 9: Stockholders’ Equity

Common Stock

We are authorized to issue 500,000,000 shares of common stock, $0.25 par value per share, of which 343,585,101 shares of common stock were issued as of December 31, 2013. All of our currently outstanding shares of common stock are listed on the New York Stock Exchange under the symbol “HL”.

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

Quarterly average realized silver price per ounce	Quarterly dividend per share	Annual dividend per share
$30	$0.01	$0.04
$35	$0.02	$0.08
$40	$0.03	$0.12
$45	$0.04	$0.16
$50	$0.05	$0.20
$55	$0.06	$0.24
$60	$0.07	$0.28

The following table summarizes the common stock dividends declared by our Board of Directors:

	(A)	(B)	(C)	(A+B+C)
Declaration date	Silver-price-linked component per share	Minimum annual component per share	Special dividend per share	Total dividend per share	Total dividend amount (in millions)	Month of payment
November 8, 2011	$0.02	$—	$—	$0.02	$5.6	December 2011
February 17, 2012	$0.01	$0.0025	$—	$0.0125	$3.6	March 2012
May 8, 2012	$0.02	$0.0025	$—	$0.0225	$6.4	June 2012
August 7, 2012	$—	$0.0025	$—	$0.0025	$0.7	September 2012
November 2, 2012	$0.02	$0.0025	$—	$0.0225	$6.4	December 2012
February 25, 2013	$—	$0.0025	$0.01	$0.0125	$3.6	March 2013
May 10, 2013	$—	$0.0025	$—	$0.0025	$0.7	June 2013
August 8, 2013	$—	$0.0025	$—	$0.0025	$0.9	August 2013
November 5, 2013	$—	$0.0025	$—	$0.0025	$0.9	December 2013

Because the average realized silver prices for the second and fourth quarters of 2012, along with all periods in 2013, were below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. However, on February 25, 2013, our Board of Directors declared a special common stock dividend of $0.01 per share, in addition to the minimum dividend of $0.0025 per share, for an aggregate dividend of $3.6 million payable in March 2013. Prior to 2011, no dividends had been declared on our common stock since 1990. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

Common Stock Repurchase Program

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.    The repurchase program may be modified, suspended or discontinued by us at any time. As of December 31, 2013, 400,300 shares have been repurchased under the program, at an average price of $5.56 per share, leaving 19.6 million shares that may yet be purchased under the program. The closing price of our common stock at February 14, 2014, was $3.47 per share.

 Status of Warrants

In February 2009, we issued 36.8 million shares of common stock and Series 3 warrants to purchase 18.4 million shares of common stock. Each of these issuances were made pursuant to a shelf registration statement filed in September 2007. The following table summarizes certain information about our stock purchase warrants at December 31, 2013:

Warrants Outstanding	Warrants	Exercise Price	Expiration Date

Series 1 warrants	5,200,519	$2.40	June 2014
Series 1 warrants	460,976	2.51	June 2014
Series 3 warrants	16,646,128	2.45	August 2014

Total warrants outstanding	22,307,623

No warrants were exercised during 2012. During 2013, warrants to purchase 25,000 shares of our common stock were exercised, resulting in net proceeds to us of $61,000.  Under the terms of the Consent Decree settling the Coeur d'Alene Basin litigation, the proceeds from the exercise of our outstanding warrants will be paid to the Plaintiffs within 30 days after the end of the quarter when exercised.  As such, proceeds from Series 1 and Series 3 warrant exercises totaling approximately $61,000 were paid to the Plaintiffs in the first quarter of 2014.

Preferred Stock

Our certificate of incorporation authorizes us to issue 5,000,000 shares of preferred stock, par value $0.25 per share. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by our Board of Directors. The Board may fix the number of shares constituting each series and increase or decrease the number of shares of any series. As of December 31, 2013, 157,816 shares of Series B preferred stock were outstanding. Our Series B preferred stock is listed on the New York Stock Exchange under the symbol “HL PB.”

Ranking

The Series B preferred stock ranks senior to our common stock and any shares of Series A junior participating preferred stock (none of which have ever been issued) with respect to payment of dividends, and amounts upon liquidation, dissolution or winding up.

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

All quarterly dividends on our Series B preferred stock for 2012 and 2013 were declared and paid in cash.

Redemption

The Series B preferred stock is redeemable at our option, in whole or in part, at $50 per share, plus all dividends undeclared and unpaid on the Series B preferred stock up to the date fixed for redemption.

Liquidation Preference

The Series B preferred stockholders are entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $50 per share of Series B preferred stock plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution to such holders (the “Liquidation Preference”), and no more. Until the Series B preferred stockholders have been paid the Liquidation Preference in full, no payment will be made to any holder of Junior Stock upon our liquidation, dissolution or winding up. The term “junior stock” means our common stock and any other class of our capital stock issued and outstanding that ranks junior as to the payment of dividends or amounts payable upon liquidation, dissolution and winding up to the Series B preferred stock. As of December 31, 2013 and 2012, our Series B preferred stock had a liquidation preference of $7.9 million.

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

Stock-based compensation expense amounts recognized for the years ended December 31, 2013, 2012 and 2011 were approximately $4.5 million, $3.1 million, and $2.1 million, respectively.  Over the next twelve months, we expect to recognize approximately $2.4 million in additional compensation expense as the remaining options and units vest.

Stock Incentive Plans

 During the second quarter of 2010, our stockholders voted to approve the adoption of our 2010 Stock Incentive Plan and to reserve up to 20,000,000 shares of common stock for issuance under the plan.  The Board of Directors committee that administers the 2010 plan has broad authority to fix the terms and conditions of individual agreements with participants, including the duration of the award and any vesting requirements. As of December 31, 2013, there were 18,065,847 shares available for future grant under the 2010 plan.

Directors’ Stock Plan

In 1995, we adopted the Hecla Mining Company Stock Plan for non-employee Directors (the “Directors’ Stock Plan”), which may be terminated by our Board of Directors at any time. Each non-employee director is to be credited on May 30 of each year with that number of shares determined by dividing $24,000 by the average closing price for our common stock on the New York Stock Exchange for the prior calendar year. All credited shares are held in trust for the benefit of each director until delivered to the director. Delivery of the shares from the trust occurs upon the earliest of: (1) death or disability; (2) retirement; (3) a cessation of the director’s service for any other reason; or (4) a change in control. The shares of our common stock credited to non-employee directors pursuant to the Directors’ Stock Plan may not be sold until at least six months following the date they are delivered. A maximum of one million shares of common stock may be granted pursuant to the Directors’ Stock Plan. During, 2013, 2012, and 2011, respectively, 28,050, 18,492, and 22,884 shares were credited to the non-employee directors. During 2013, 2012 and 2011, $111,000, $80,000, and $194,000, respectively, were charged to operations associated with the Directors’ Stock Plan. At December 31, 2013, there were 594,635 shares available for grant in the future under the plan.

In addition to the foregoing, in May of each year, each non-employee director was also granted additional common stock under our 2010 Stock Incentive Plan . For 2013, 2012, and 2011, respectively, 94,200, 59,484, and 19,752 shares were credited to the non-employee directors, and $276,000, $275,000, and $147,000 respectively, were charged to operations associated with the 2010 Stock Incentive Plan.

 Status of Stock Options

No stock options have been granted since 2010. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2013 before applicable income taxes was zero, based on our closing stock price of $3.08 per common share at December 31, 2013. All options outstanding were fully vested at December 31, 2013.

Transactions concerning stock options pursuant to our stock option plans are summarized as follows:

	Shares Subject to Options	Weighted Average Exercise Price
Outstanding, December 31, 2012	938,408	$6.23
Expired	(325,663)	$9.88
Outstanding, December 31, 2013	612,745	$4.29

All of the outstanding options above were exercisable at December 31, 2013. The weighted average remaining contractual term of options outstanding and exercisable at December 31, 2013 was one year.

There were no options exercised during 2013 or 2012. The aggregate intrinsic value of options exercised during the year ended December 31, 2011 was $0.6 million.

Restricted Stock Units

Unvested restricted stock units granted by the board of directors to employees are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested, January 1, 2013	1,037,146	$5.11
Granted	1,592,708	$2.93
Canceled	(17,962)	$3.34
Distributed	(526,591)	$4.70
Unvested, December 31, 2013	2,085,301	$3.56

The 2,085,301unvested units at December 31, 2013 will vest as follows:

180,732	in	March 2014
1,095,366	in	June 2014
465,058	in	June 2015
318,145	in	June 2016
26,000	in	August 2016

Remaining units will be distributable based on predetermined dates as elected by the participants, unless participants forfeit their units through termination of employment in advance of vesting. We have recognized approximately $6.3 million in compensation expense since grant date, and will record an additional $3.6 million in compensation expense over the remaining vesting period related to these units.

In connection with the vesting of restricted stock units, employees have in the past, at their election and when permitted by us, chosen to satisfy their tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations.  As a result, in 2013 we repurchased 84,433 shares for $0.2 million, or approximately $2.86 per share.

Note 10: Derivative Instruments

At times, we use financially-settled forward contracts to manage our exposure to fluctuation in the prices of certain metals that we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to price fluctuations. These instruments do, however, expose us to (i) credit risk in the event of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered by contract positions.

We use financially-settled forward contracts to manage the exposure to changes in metal prices of silver, gold, zinc and lead contained in our doré and concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At December 31, 2013 we reduced our other current asset by approximately $0.5 million for the fair value of the contracts.  The reduction to the other current asset balance is net of approximately $0.1 million for contracts that were in a fair value asset position at December 31, 2013. We recognized a $3.0 million net gain on the contracts during 2013, which is included in sales of products.  The net gain recognized on the contracts offsets price adjustments on our provisional concentrate sales related to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

In addition, we use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  At December 31, 2013 we recorded a current asset of $2.2 million, which is included in other current assets, and a non-current asset of $2.7 million, which is included in other non-current assets, for the fair value of the contracts.  The current asset and non-current asset balances are net of approximately $0.6 million and $1.1 million, respectively, for contracts that were in a fair value liability position at December 31, 2013. We recognized a $18.0 million net gain on the contracts during 2013, which included $16.5 million in gains realized on settled contracts. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.  This program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following tables summarize the quantities of metals committed under forward sales contracts at December 31, 2013 and December 31, 2012:

December 31, 2013	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver (ounces)	Gold (ounces)	Zinc (pounds)	Lead (pounds)	Silver (ounces)	Gold (ounces)	Zinc (pounds)	Lead (pounds)
Contracts on provisional sales
2014 settlements	673	3	11,188	3,472	$19.50	$1,205	$0.89	$1.00

Contracts on forecasted sales
2014 settlements	—	—	31,967	34,282	N/A	N/A	$1.00	$1.04
2015 settlements	—	—	39,683	36,982	N/A	N/A	$0.96	$1.07
2016 settlements	—	—	3,803	30,589	N/A	N/A	$0.93	$1.03

December 31, 2012	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver (ounces)	Gold (ounces)	Zinc (pounds)	Lead (pounds)	Silver (ounces)	Gold (ounces)	Zinc (pounds)	Lead (pounds)
Contracts on provisional sales
2013 settlements	—	—	14,991	6,945	N/A	N/A	$0.95	$1.00

Contracts on forecasted sales
2013 settlements	—	—	35,935	32,794	N/A	N/A	$0.96	$1.11
2014 settlements	—	—	30,203	33,069	N/A	N/A	$0.98	$1.03
2015 settlements	—	—	3,307	23,534	N/A	N/A	$1.01	$1.06

Production at the Lucky Friday mine was temporarily suspended in 2012, so we liquidated forward contracts related to forecasted Lucky Friday base metal sales for total net proceeds of $3.1 million.

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

Note 11: Business Segments and Significant Customers

We discover, acquire, develop, produce, and market concentrates and doré containing silver, gold, lead and zinc.  Our products consist of both metal concentrates, which we sell to custom smelters, and unrefined bullion bars (doré), which may be sold as doré or further refined before sale to precious metals traders.  We are currently organized and managed by three segments, which represent our operating units: the Greens Creek unit, the Lucky Friday unit and the Casa Berardi unit. As further discussed in Note 16, we completed the acquisition of Aurizon on June 1, 2013, giving us 100% ownership of the Casa Berardi mine in Quebec, Canada. As a result, we added a new reporting segment in 2013 for the Casa Berardi unit.

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

Sales of metal concentrates and metal products are made principally to custom smelters and metals traders. The percentage of sales contributed by each segment is reflected in the following table:

	Year Ended December 31,
	2013	2012	2011
Greens Creek	68.8%	100.0%	71.8%
Lucky Friday	11.6%	—%	28.2%
Casa Berardi	19.6%	—%	—%
	100%	100%	100%

The tables below present information about reportable segments as of and for the years ended December 31, 2013, 2012 and 2011 (in thousands).

	2013	2012	2011
Net sales to unaffiliated customers:
Greens Creek	$263,263	$320,895	$342,906
Lucky Friday	44,204	248	134,728
Casa Berardi	75,122	—	—
	$382,589	$321,143	$477,634
Income (loss) from operations:
Greens Creek	$62,178	$138,245	$181,116
Lucky Friday	(3,563)	(25,179)	75,608
Casa Berardi	(15,708)	—	—
Other	(75,301)	(75,200)	(59,079)
	$(32,394)	$37,866	$197,645
Capital additions (including non-cash additions):
Greens Creek	$57,119	$62,184	$41,657
Lucky Friday	55,902	55,998	60,454
Casa Berardi	41,425	—	—
Other	8,162	11,760	35,274
	$162,608	$129,942	$137,385

Depreciation, depletion and amortization:
Greens Creek	$55,265	$43,522	$41,013
Lucky Friday	7,833	—	6,053
Casa Berardi	18,030	—	—
	$81,128	$43,522	$47,066
Other significant non-cash items:
Greens Creek	$1,961	$4,037	$2,326
Lucky Friday	96	92	14
Casa Berardi	474	—	—
Other	1,512	33,922	31,470
	$4,043	$38,051	$33,810
Identifiable assets:
Greens Creek	$744,027	$741,666	$729,289
Lucky Friday	313,793	226,196	213,285
Casa Berardi	821,058	—	—
Other	353,241	410,428	453,516
	$2,232,119	$1,378,290	$1,396,090

The Lucky Friday segment had nominal sales during 2012 due to the halt of production most of the year. At the end of 2011, MSHA began a special impact inspection at the Lucky Friday mine which resulted in an order to remove built-up cementitious material from the Silver Shaft. In response, we submitted a plan to MSHA and received approval to remove the material, and this work commenced in the first quarter of 2012. In addition, the plan included removal of unused utilities, construction of a water ring to prevent ice from forming in the winter, the installation of a metal brattice, repair of shaft steel, and installation of a new power cable. The Silver Shaft work was completed in early 2013, and limited production at the Lucky Friday began in February. We experienced a ramp-up in mine output during the year, as additional production areas of the mine came on line, until we reached full production levels in September 2013. The smelter contracts related to treatment of Lucky Friday concentrates have been suspended during the care-and-maintenance period based on force majeure. Once the Silver Shaft work was completed down to the 4900 foot level, we commenced work on a haulage way bypassing an area at the 5900 level impacted by a rock burst in December 2011, and the bypass was completed in early 2013.

The following is sales information by geographic area based on the location of smelters (for concentrate shipments) and the location of parent companies (for doré sales to metals traders) for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
United States	$22,361	$25,438	$24,409
Canada	170,632	34,441	240,569
Japan	50,039	70,371	60,963
Korea	86,035	120,106	92,919
China	50,479	72,133	51,635
Total, excluding gains/losses on forward contracts	$379,546	$322,489	$470,495

Sales of products for 2013 also include a net gain of $3.0 million on financially-settled forward contracts for silver, gold, lead and zinc contained in our concentrate sales.  2012 sales included a net loss of $1.3 million and 2011 sales included a net gain of $7.1 million on the contracts for lead and zinc. See Note 10 for more information.

The following are our long-lived assets by geographic area as of December 31, 2013 and 2012 (in thousands):

	2013	2012
United States	$1,053,374	$996,405
Canada	738,172	198
Mexico	55	56
	$1,791,601	$996,659

Sales from continuing operations to significant metals customers as a percentage of total sales were as follows for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Teck Metals Ltd.	25.0%	10.7%	51.1%
Korea Zinc	22.5%	37.2%	18.4%
Trafigura AG	8.8%	22.4%	12.4%
MS Zinc	7.5%	12.3%	6.9%
CIBC	10.9%	—%	—%

Note 12: Fair Value Measurement

The table below sets forth our assets and liabilities (in thousands) that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.  See Note 8 for information on the fair values of our defined benefit pension plan assets.

	Balance at December 31, 2013	Balance at December 31, 2012	Input Hierarchy Level
Assets:

Cash and cash equivalents:
Money market funds and other bank deposits	$212,175	$190,984	Level 1

Available for sale securities:
Equity securities – mining industry	7,019	9,614	Level 1

Trade accounts receivable:
Receivables from provisional concentrate sales	17,672	17,555	Level 2

Derivative contracts:
Base metal forward contracts	4,461	5,606	Level 2

Restricted cash balances:
Certificates of deposit and other bank deposits	5,217	871	Level 1

Total assets	$246,544	$224,630

Liabilities:

Derivative contracts:
Base metal forward contracts	$—	$2,483	Level 2

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

During the second quarter of 2010, we began utilizing financially-settled forward contracts to manage the exposure of changes in prices of zinc and lead contained in our concentrate shipments that have not reached final settlement.  We also began utilizing financially-settled forward contracts in the second quarter of 2010 to manage the exposure of changes in prices of zinc and lead contained in our forecasted future concentrate shipments. In the third quarter of 2013 we began to utilize financially-settled forward contracts to manage the exposure of changes in prices of silver and gold, as well as lead and zinc in our concentrate shipments (see Note 10 for more information).These contracts do not qualify for hedge accounting, and are marked-to-market through earnings each period.  The fair value of each contract represents the difference between the forward metal price for the contract settlement period as of the measurement date and the contract settlement metal price, multiplied by the quantity of metal involved in the contract.

Our Senior Notes issued in April 2013, which were recorded at their carrying value of $490.7 million, net of unamortized initial purchaser discount at December 31, 2013, had a fair value of $482.2 million at December 31, 2013. Third-party quotes, which we consider to be Level 2 inputs, are utilized to estimate fair values of the Senior Notes. See Note 6 for more information.

Assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2013 were related to our acquisition of Aurizon. See Note 16 for information on assets acquired and liabilities assumed, which were measured at fair value as of the acquisition date, and were measured at fair value on a nonrecurring basis after the acquisition date. We had no significant assets or liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2012.

Note 13: Income (Loss) per Common Share

We are authorized to issue 500,000,000 shares of common stock, $0.25 par value per share. At December 31, 2013, there were 343,585,102 shares of our common stock issued and 921,721 shares issued and held in treasury, for a net of 342,663,381 shares outstanding.

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

A total of 157,816 shares of preferred stock were outstanding at December 31, 2013.

The following table represents net income per common share – basic and diluted (in thousands, except earnings per share):

	Year ended December 31,
	2013	2012	2011
Numerator
Net income (loss)	$(25,130)	$14,954	$151,164
Preferred stock dividends	(552)	(552)	(552)
Net income (loss) applicable to common shares	$(25,682)	$14,402	$150,612

Denominator
Basic weighted average common shares	318,679	285,375	280,956
Dilutive stock options, restricted stock, and warrants	—	12,191	16,077
Diluted weighted average common shares	318,679	297,566	297,033

Basic earnings (loss) per common share	$(0.08)	$0.05	$0.54
Diluted earnings (loss) per common share	$(0.08)	$0.05	$0.51

For the year ended December 31, 2013, all outstanding options, restricted share units, and warrants were excluded from the computation of diluted earnings (loss) per share, as our reported net losses for that period would cause their conversion and exercise to have no effect on the calculation of earnings (loss) per share. For the years ended December 31, 2012 and 2011 , we excluded options whose exercise prices exceeded the average prices of our stock during the periods, as their exercise would not have reduced earnings per share. The following options were excluded:

	Year ended December 31,
	2012	2011
Stock options	570,005	552,388

Note 14: Other Comprehensive Income (Loss)

The following table lists the beginning balance, yearly activity and ending balance of each component of "Accumulated other comprehensive loss, net" (in thousands):

	Unrealized Gains (Losses) On Securities	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Loss, Net
Balance January 1, 2011	$1,462	$(16,579)	$(15,117)
2011 change	(627)	(7,754)	(8,381)
Balance December 31, 2011	835	(24,333)	(23,498)
2012 change	1,224	(1,644)	(420)
Balance December 31, 2012	2,059	(25,977)	(23,918)
2013 change	(4,611)	2,230	(2,381)
Balance December 31, 2013	$(2,552)	$(23,747)	$(26,299)

The $4.6 million change in unrealized gains (losses) on securities in 2013 is net of $3.0 million for the reclassification to current earnings of impairments of equity securities, as we deemed the impairments to be other-than-temporary. The amounts above are net of the income tax effect of such balances and activity as summarized in the following table (in thousands):

	Income Tax Effect of:
	Unrealized Gains (Losses) On Securities	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Loss, Net
Balance January 1, 2011	$75	$883	$958
2011 change	382	5,263	5,645
Balance December 31, 2011	457	6,146	6,603
2012 change	145	1,130	1,275
Balance December 31, 2012	602	7,276	7,878
2013 change	17	(1,512)	(1,495)
Balance December 31, 2013	$619	$5,764	$6,383

See Note 2 for more information on our marketable securities and Note 8 for more information on our employee benefit plans.

Note 15: Related Party Transactions

During 2008, we established the Hecla Charitable Foundation to operate exclusively for charitable and educational purposes, with a particular emphasis in those communities in which we have employees or operations, and donated 550,000 shares of our common stock, valued at $5.1 million.  Cash contributions totaling $2.0 million were made by Hecla to the Hecla Charitable Foundation during 2011.  The Hecla Charitable Foundation was established by Hecla as a not-for-profit organization which has obtained 501(c)(3) status from the Internal Revenue Service. Its financial statements are not consolidated by Hecla.

Note 16:  Acquisitions

Acquisition of Aurizon Mines Ltd.

On June 1, 2013, Hecla and Aurizon consummated the Acquisition Agreement pursuant to which Hecla acquired all of the issued and outstanding common shares of Aurizon for consideration valued at US$4.32 (CAD$4.47) per share (the "Acquisition"). Under the terms of the Acquisition, each holder of Aurizon common shares (a “Shareholder”) had the option of electing to receive either CAD$4.75 in cash (the “Cash Alternative”) or 0.9953 of a Hecla share (the “Share Alternative”) per Aurizon share, subject in each case to proration. Each Shareholder received CAD$3.11 (US$3.00) in cash and 0.3442 of a Hecla share for each Aurizon share, with limited exceptions in which certain stockholders received 100% of their consideration in Hecla shares. Aurizon had 164,838,377 issued and outstanding common shares immediately prior to consummation of the Acquisition. An additional 747,132 Aurizon common shares were issued immediately prior to consummation of the Acquisition related to the conversion of in-the-money Aurizon stock options, resulting in a total of 165,585,509 issued and outstanding Aurizon common shares at the time of consummation of the Acquisition. Consideration transferred to consummate the Acquisition was comprised of cash paid by Hecla of CAD$514.5 million (US$496.2 million) and issuance of 56,997,790 shares of Hecla common stock valued at CAD$226.3 (US$218.3 million) for total consideration of CAD$740.8 million (US$714.5 million) based on the US$ to CAD$ exchange rate of 0.9645 at the time of consummation. The value of Hecla stock issued as consideration was based upon the closing price at the time of consummation of CAD$3.97 (US$3.83) per share.

The cash portion of the Acquisition was primarily funded by the issuance of Senior Notes in April 2013 for net proceeds of $490 million. See Note 6 for more information.

On August 23, 2013, Aurizon transferred its jurisdiction of incorporation by continuing from British Columbia to the Canadian federal jurisdiction. Aurizon is now governed by the Canadian Business Corporations Act. Concurrently with the continuation, Aurizon changed its name to Hecla Quebec Inc.

The following summarizes the allocation of purchase price to the fair value of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

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

	Twelve Months Ended December 31,
(in thousands, except per share amounts)	2013	2012
Sales of products	$458,755	$544,770
Net income (loss)	(9,539)	28,194
Income (loss) applicable to common stockholders	(10,091)	27,642
Basic and diluted income (loss) per common share	(0.03)	0.08

The pro forma financial information includes adjustments to reflect the depreciation and amortization of assets acquired, an estimate of interest expense related to the Senior Notes that would have been incurred, and the issuance of Hecla stock as consideration in the acquisition.

San Juan Silver Mining Joint Venture 30% Acquisition

On December 12, 2011, we announced that our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), entered into a Purchase and Sale Agreement with Emerald Mining & Leasing, LLC ("EML"), Golden 8 Mining, LLC ("G8"), and AgX Resources, Inc. ("AgX"), (EML, G8, and AgX are collectively referred to as the "Sellers"). Under the terms of the Agreement, Rio purchased the Sellers' remaining 30% undivided interest in certain properties that had been governed by a Joint Venture Agreement ("2008 JVA") entered into between EML, G8, and Rio on February 21, 2008, in return for the issuance of 5,395,683 shares of Hecla common stock valued at $33.8 million on the date that the transaction was completed. The number of common shares issued was based on 90% of the volume-weighted average price of our common shares on the New York Stock Exchange for the 20 trading days immediately preceding and including December 2, 2011.

The original 2008 JVA between EML, G8, and Rio was terminated and a new Joint Venture Agreement for the exploration, evaluation and possible development and mining of mineral resources on certain properties in Mineral County, Colorado was entered into. EML, G8, and Rio will manage and operate under the name San Juan Silver Mining Joint Venture, and Rio will be the initial operator.

Note 17:  Guarantor Subsidiaries

Presented below are Hecla Mining Company’s condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of our subsidiaries (the "Guarantors") of the $500 million aggregate principal amount of the Company's 6.875% Senior Notes due on May 1, 2021 (the "Notes", see Note 6 for more information). The Guarantors consist of the following of our 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; RHL Holdings, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; and Hecla Juneau Mining Company. We completed the offering of the Notes on April 21, 2013, and a related exchange offer for virtually identical notes registered with the SEC on January 3, 2014.

The condensed consolidating financial statements below have been prepared from our financial information on the same basis of accounting as the consolidated financial statements. Investments in the subsidiaries are accounted for under the equity method. Accordingly, the entries necessary to consolidate Hecla Mining Company and the Guarantors are reflected in the intercompany eliminations column. In the course of preparing consolidated financial statements, we eliminate the effects of various transactions conducted between our subsidiaries. While valid at an individual subsidiary level, such activities are eliminated in consolidation because, when taken as a whole, they do not represent business activity with third-party customers, vendors, and other parties. Examples of such eliminations include the following.

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

Condensed Consolidating Balance Sheets

	As of December 31, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$126,271	$40,009	$45,895	$—	$212,175
Other current assets	4,795	75,083	33,129	18,453	131,460
Properties, plants, and equipment - net	803	1,052,102	738,696	—	1,791,601
Intercompany receivable (payable)	547,074	(131,599)	(464,634)	49,159	—
Investments in subsidiaries	1,176,293	—	—	(1,176,293)	—
Other non-current assets	5,248	164,563	11,115	(84,043)	96,883
Total assets	$1,860,484	$1,200,158	$364,201	$(1,192,724)	$2,232,119
Liabilities and Stockholders' Equity
Current liabilities	$10,058	$117,422	$24,000	$—	$151,480
Long-term debt	490,726	14,292	40	—	505,058
Non-current portion of accrued reclamation	—	38,426	8,340	—	46,766
Non-current deferred tax liability	—	16,430	164,861	(16,431)	164,860
Other non-current liabilities	33,281	4,043	212	—	37,536
Stockholders' equity	1,326,419	1,009,545	166,748	(1,176,293)	1,326,419
Total liabilities and stockholders' equity	$1,860,484	$1,200,158	$364,201	$(1,192,724)	$2,232,119

	As of December 31, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$132,266	$57,075	$1,643	$—	$190,984
Other current assets	7,399	65,658	766	18,091	91,914
Properties, plants, and equipment - net	—	991,476	5,183	—	996,659
Intercompany receivable (payable)	113,234	(64,893)	(74,450)	26,109	—
Investments in subsidiaries	918,526	—	—	(918,526)	—
Other non-current assets	3,059	164,913	7,600	(76,839)	98,733
Total assets	$1,174,484	$1,214,229	$(59,258)	$(951,165)	$1,378,290
Liabilities and Stockholders' Equity
Current liabilities	$3,726	$121,221	$1,016	$(30,976)	$94,987
Long-term debt	—	11,875	60	—	11,935
Non-current portion of accrued reclamation	—	92,825	545	—	93,370
Other non-current liabilities	32,807	8,651	252	(1,663)	40,047
Stockholders' equity	1,137,951	979,657	(61,131)	(918,526)	1,137,951
Total liabilities and stockholders' equity	$1,174,484	$1,214,229	$(59,258)	$(951,165)	$1,378,290

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(in thousands)
Revenues	$3,044	$304,423	$75,122	$—	$382,589
Cost of sales	—	(179,491)	(55,825)	—	(235,316)
Depreciation, depletion, amortization	—	(63,097)	(18,030)	—	(81,127)
General and administrative	(14,441)	(13,174)	(1,310)	—	(28,925)
Exploration and pre-development	(576)	(24,990)	(12,084)	—	(37,650)
Gain on derivative contracts	17,979	—	—	—	17,979
Aurizon acquisition costs	(14,444)	—	(11,953)	—	(26,397)
Equity in earnings of subsidiaries	(15,807)	—	—	15,807	—
Other (expense) income	(885)	1,345	(9,616)	(16,922)	(26,078)
Income (loss) before income taxes	(25,130)	25,016	(33,696)	(1,115)	(34,925)
(Provision) benefit from income taxes	—	(14,171)	7,044	16,922	9,795
Net income (loss)	(25,130)	10,845	(26,652)	15,807	(25,130)
Preferred stock dividends	(552)	—	—	—	(552)
Income (loss) applicable to common stockholders	(25,682)	10,845	(26,652)	15,807	(25,682)
Net income (loss)	(25,130)	10,845	(26,652)	15,807	(25,130)
Changes in comprehensive income (loss)	(2,381)	(7)	(4,587)	4,594	(2,381)
Comprehensive income (loss)	$(27,511)	$10,838	$(31,239)	$20,401	$(27,511)

	Year Ended December 31, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(in thousands)
Revenues	$(1,346)	$322,489	$—	$—	$321,143
Cost of sales	—	(134,105)	—	—	(134,105)
Depreciation, depletion, amortization	—	(43,522)	—	—	(43,522)
General and administrative	(11,519)	(9,519)	(215)	—	(21,253)
Exploration and pre-development	(1,262)	(38,700)	(9,776)	—	(49,738)
Loss on derivative contracts	(10,457)	—	—	—	(10,457)
Closed operations	—	(2,259)	(2,393)	—	(4,652)
Equity in earnings of subsidiaries	21,246	—	—	(21,246)	—
Other (expense) income	18,292	(27,747)	(3,207)	(20,921)	(33,583)
Income (loss) before income taxes	14,954	66,637	(15,591)	(42,167)	23,833
(Provision) benefit from income taxes	—	(29,802)	—	20,923	(8,879)
Net income (loss)	14,954	36,835	(15,591)	(21,244)	14,954
Preferred stock dividends	(552)	—	—	—	(552)
Income (loss) applicable to common stockholders	14,402	36,835	(15,591)	(21,244)	14,402
Net income (loss)	14,954	36,835	(15,591)	(21,244)	14,954
Changes in comprehensive income (loss)	(420)	(911)	1,438	(527)	(420)
Comprehensive income (loss)	$14,534	$35,924	$(14,153)	$(21,771)	$14,534

	Year Ended December 31, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(in thousands)
Revenues	$7,140	$470,494	$—	$—	$477,634
Cost of sales	—	(165,573)	—	—	(165,573)
Depreciation, depletion, amortization	—	(47,066)	—	—	(47,066)
General and administrative	(10,355)	(7,909)	(276)	—	(18,540)
Exploration and pre-development	(407)	(23,548)	(7,450)	—	(31,405)
Gain on derivative contracts	37,988	—	—	—	37,988
Closed operations	—	(8,961)	(786)	—	(9,747)
Equity in earnings of subsidiaries	254,902	—	—	(254,902)	—
Other (expense) income	(138,104)	4,920	(3,391)	126,426	(10,149)
Income (loss) before income taxes	151,164	222,357	(11,903)	(128,476)	233,142
(Provision) benefit from income taxes	—	44,448	—	(126,426)	(81,978)
Net income (loss)	151,164	266,805	(11,903)	(254,902)	151,164
Preferred stock dividends	(552)	—	—	—	(552)
Income (loss) applicable to common stockholders	150,612	266,805	(11,903)	(254,902)	150,612
Net income (loss)	151,164	266,805	(11,903)	(254,902)	151,164
Changes in comprehensive income (loss)	(8,381)	(3,089)	(679)	3,768	(8,381)
Comprehensive income (loss)	$142,783	$263,716	$(12,582)	$(251,134)	$142,783

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(9,958)	$17,940	$(20,129)	$38,791	$26,644
Cash flows from investing activities:
Additions to properties, plants, and equipment	(1,535)	(107,893)	(41,308)	—	(150,736)
Acquisition of Aurizon Mines Ltd.	(498,705)	—	177,588	—	(321,117)
Other investing activities, net	—	(11)	(3,633)	—	(3,644)
Cash flows from financing activities:
Dividends paid to stockholders	(6,543)	—	—	—	(6,543)
Borrowings on debt	490,000	—	—	—	490,000
Payments on debt	—	(7,039)	—	—	(7,039)
Other financing activity	20,746	79,937	(63,361)	(38,791)	(1,469)
Changes in cash and cash equivalents	(5,995)	(17,066)	49,157	—	26,096
Effect of exchange rate changes on cash	—	—	(4,905)	—	(4,905)
Beginning cash and cash equivalents	132,266	57,075	1,643	—	190,984
Ending cash and cash equivalents	$126,271	$40,009	$45,895	$—	$212,175

	Year Ended December 31, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$49,295	$42,957	$(14,296)	$(8,940)	$69,016
Cash flows from investing activities:
Additions to properties, plants, and equipment	(618)	(107,425)	(5,053)	—	(113,096)
Other investing activities, net	(48,815)	891	(5,835)	48,817	(4,942)
Cash flows from financing activities:
Dividends paid to stockholders	(17,673)	—	—	—	(17,673)
Payments on debt	—	(5,878)	(12)	—	(5,890)
Other financing activity	52,227	(41,903)	26,659	(39,877)	(2,894)
Changes in cash and cash equivalents	34,416	(111,358)	1,463	—	(75,479)
Beginning cash and cash equivalents	97,850	168,433	180	—	266,463
Ending cash and cash equivalents	$132,266	$57,075	$1,643	$—	$190,984

	Year Ended December 31, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$105,740	$79,166	$(12,449)	$(102,566)	$69,891
Cash flows from investing activities:
Additions to properties, plants, and equipment	(2)	(87,454)	(90)	—	(87,546)
Other investing activities	(38,356)	(1,659)	1	47,741	7,727
Cash flows from financing activities:
Dividends paid to stockholders	(9,414)	—	—	—	(9,414)
Payments on debt	—	(2,938)	—	—	(2,938)
Other financing activity	(150,118)	88,193	12,237	54,825	5,137
Changes in cash and cash equivalents	(92,150)	75,308	(301)	—	(17,143)
Beginning cash and cash equivalents	190,000	93,125	481	—	283,606
Ending cash and cash equivalents	$97,850	$168,433	$180	$—	$266,463

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-K – December 31, 2013

Index to Exhibits

2.1

Arrangement Agreement dated as of March 3, 2013, by and among Hecla Mining Company, its wholly owned subsidiary, 0963708 B.C. LTD., and Aurizon Mines Ltd. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K on March 4, 2013 (File No. 1-8491), and incorporated herein by reference.

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

4.3( b)

Registration Rights Agreement, dated as of April 12, 2013, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Scotia Capital (USA) Inc., Representatives of the Initial Purchasers. Filed as exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on April 15, 2013 (File No. 1-8491), and incorporated hereby by reference.

4.3(c)

Escrow Agreement, dated April 12, 2013, among Hecla Mining Company, certain subsidiaries of Hecla Mining Company, as Guarantors, The Bank of New York Mellon Trust Company, N.A., as Escrow Agent and Securities Intermediary, and The Bank of New York Mellon Trust Company, N.A., as Trustee under the Indenture. Filed as exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 15, 2013 (File No. 1-8491), and incorporated herein by reference.

10.1

Third Amended and Restated Credit Agreement effective February 14, 2014, by and among Hecla Mining Company, Hecla Limited, Hecla Alaska LLC, Hecla Greens Creek Mining Company, and Hecla Juneau Mining Company, as the Borrowers, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 18, 2014 (File No. 1-8491), and incorporated herein by reference.

10.2

Employment Agreement dated June 1, 2007, between Registrant and Phillips S. Baker, Jr. Registrant has substantially identical agreement with Dean W. McDonald (also dated June 1, 2007), Don Poirier on July 9, 2007, James A. Sabala on March 26, 2008, and David C. Sienko on January 29, 2010.  Filed as exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-8491), and incorporated herein by reference. (1)

10.3

Employment Agreement entered into on January 28, 2013, between Registrant and Lawrence P. Radford. Filed as exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-8491), and incorporated herein by reference. (1)

10.4

Form of Indemnification Agreement dated November 8, 2006, between Registrant and Phillips S. Baker, Jr., Dean McDonald, Ted Crumley, John H. Bowles, George R. Nethercutt, Jr., and Anthony P. Taylor.  Identical Indemnification Agreements were entered into between the Registrant and Charles B. Stanley and Terry V. Rogers on May 4, 2007, Don Poirier on July 9, 2007, James A. Sabala on March 26, 2008, David C. Sienko on January 29, 2010, and Lawrence P. Radford on October 19, 2011.  Filed as exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491), and incorporated herein by reference. (1)

10.5

Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan.  Filed as exhibit 10.16(a) to Registrant’s Form 10-K for the period ended December 31, 2008 (File No. 1-8491), and incorporated herein by reference. (1)

10.6

Hecla Mining Company Performance Pay Compensation Plan.  Filed as Exhibit 10.5(a) to Registrant’s Form 10-K for the period ended December 31, 2004 (File No. 1-8491), and incorporated herein by reference. (1)

10.7

Hecla Mining Company Stock Plan for Non-employee Directors, as amended.  Filed as exhibit 10.6 to Registrant's Form 10-K for the period ended December 31, 2012 (File No. 1-8491), and incorporated herein by reference. (1)

10.8

Hecla Mining Company Key Employee Deferred Compensation Plan, as amended.  Filed as exhibit 10.16(e) to Registrant’s Form 10-K for the year ended December 31, 2008 (File No. 1-8491), and incorporated herein by reference. (1)

10.9

Hecla Mining Company 2010 Stock Incentive Plan.  Filed as exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-8491) and incorporated herein by reference. (1)

10.10

Hecla Mining Company Retirement Plan for Employees and Supplemental Retirement and Death Benefit Plan.  Filed as exhibit 10.17(a) to Registrant’s Form 10-K for the year ended December 31, 2008 (File No. 1-8491), and incorporated herein by reference. (1)

10.11

Supplemental Excess Retirement Master Plan Documents.  Filed as exhibit 10.5(b) to Registrant’s Annual Report on Form 10-K/A-1 for the year ended December 31, 1994 (File No. 1-8491), and incorporated herein by reference. (1)

10.12

Hecla Mining Company Nonqualified Plans Master Trust Agreement.  Filed as exhibit 10.5(c) to Registrant’s Annual Report on Form 10-K/A-1 for the year ended December 31, 1994 (File No. 1-8491), and incorporated herein by reference. (1)

12.1	Computation of Ratio of Earnings to Fixed Charges.*

21	List of subsidiaries of Registrant.*

23.1	Consent of BDO USA, LLP.*

23.2	Consent of AMEC E&C Services, Inc.*

23.3	Consent of Roscoe Postle Associates Inc.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act. *

101.INS	XBRL Instance.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation.**

101.DEF	XBRL Taxonomy Extension Definition.**

101.LAB	XBRL Taxonomy Extension Labels.**

101.PRE	XBRL Taxonomy Extension Presentation.**

(1)	Indicates a management contract or compensatory plan or arrangement.

*    Filed herewith

**  XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

52