Form 10-Q
period 2014-03-31
HECLA MINING CO/DE/
filed 2014-05-06
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      .    No XX.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding May 2, 2014
Common stock, par value $0.25 per share	343,128,915

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended March 31, 2014

INDEX*

*Items 2, 3 and 5 of Part II are omitted as they are not applicable.

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$207,642	$212,175
Accounts receivable:
Trade	26,159	17,672
Other, net	10,650	20,893
Inventories:
Concentrates, doré, and stockpiled ore	22,746	27,740
Materials and supplies	21,112	21,097
Current deferred income taxes	30,946	35,734
Other current assets	13,016	8,324
Total current assets	332,271	343,635
Non-current investments	8,730	7,019
Non-current restricted cash and investments	7,702	5,217
Properties, plant, equipment and mineral interests, net	1,805,632	1,791,601
Non-current deferred income taxes	86,677	78,780
Other non-current assets and deferred charges	9,269	5,867
Total assets	$2,250,281	$2,232,119
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$39,232	$51,152
Accrued payroll and related benefits	17,359	18,769
Accrued taxes	12,619	7,881
Current portion of capital leases	8,482	8,471
Current portion of accrued reclamation and closure costs	58,640	58,425
Other current liabilities	15,228	6,781
Total current liabilities	151,560	151,479
Capital leases	14,112	14,332
Accrued reclamation and closure costs	55,353	46,766
Long-term Debt	491,042	490,726
Non-current deferred tax liability	159,890	164,861
Other non-current liabilities	34,862	37,536
Total liabilities	906,819	905,700
Commitments and contingencies (Notes 2, 4, 7, 9, and 11)
STOCKHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, 500,000,000 shares authorized; issued and outstanding 2014 — 342,840,128 shares and 2013 — 342,663,381 shares	85,943	85,896
Capital surplus	1,431,903	1,426,845
Accumulated deficit	(144,355)	(154,982)
Accumulated other comprehensive loss	(24,949)	(26,299)
Less treasury stock, at cost; 2014 - 932,811 and 2013 - 921,721	(5,119)	(5,080)
Total stockholders’ equity	1,343,462	1,326,419
Total liabilities and stockholders’ equity	$2,250,281	$2,232,119

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended
	March 31, 2014	March 31, 2013
Sales of products	$125,787	$76,450
Cost of sales and other direct production costs	77,741	36,825
Depreciation, depletion and amortization	25,803	14,007
	103,544	50,832
Gross profit	22,243	25,618
Other operating expenses:
General and administrative	7,941	6,939
Exploration	4,150	6,493
Pre-development	419	4,791
Other operating expense	718	1,024
Provision for closed operations and environmental matters	1,104	1,794
Lucky Friday suspension-related costs	—	1,498
Aurizon acquisition costs	—	5,292
	14,332	27,831
Income (loss) from operations	7,911	(2,213)
Other income (expense):
Unrealized gain on investments	688	—
Gain on derivative contracts	9,452	21,539
Net foreign exchange gain (loss)	4,134	(144)
Interest and other income	79	31
Interest expense, net of amounts capitalized	(6,840)	(704)
	7,513	20,722
Income before income taxes	15,424	18,509
Income tax provision	(3,783)	(7,415)
Net income	11,641	11,094
Preferred stock dividends	(138)	(138)
Income applicable to common stockholders	$11,503	$10,956
Comprehensive income:
Net income	$11,641	$11,094
Unrealized holding gains (losses) on investments	1,350	(2,831)
Comprehensive income	$12,991	$8,263
Basic income per common share after preferred dividends	$0.03	$0.04
Diluted income per common share after preferred dividends	$0.03	$0.04
Weighted average number of common shares outstanding - basic	342,666	285,171
Weighted average number of common shares outstanding - diluted	350,018	297,164

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2014	March 31, 2013
Operating activities:
Net income	$11,641	$11,094
Non-cash elements included in net income:
Depreciation, depletion and amortization	26,054	14,711
Loss (gain) on disposition of properties, plants, equipment, and mineral interests	275	(125)
Provision for reclamation and closure costs	933	591
Stock compensation	1,065	798
Deferred income taxes	(2,851)	3,990
Amortization of loan origination fees	519	135
Gain on derivative contracts	(8,847)	(19,620)
Foreign exchange gain	(4,688)	—
Other non-cash (gains) charges, net	4	(11)
Change in assets and liabilities:
Accounts receivable	1,387	4,708
Inventories	4,669	(5,108)
Other current and non-current assets	923	382
Accounts payable and accrued liabilities	(5,416)	(2,712)
Accrued payroll and related benefits	2,721	5,046
Accrued taxes	4,756	(2,497)
Accrued reclamation and closure costs and other non-current liabilities	(2,762)	(22)
Cash provided by operating activities	30,383	11,360
Investing activities:
Additions to properties, plants, equipment and mineral interests	(26,867)	(25,753)
Proceeds from disposition of properties, plants and equipment	—	126
Purchases of investments	—	(2,562)
Changes in restricted cash and investment balances	(2,485)	(12)
Net cash used in investing activities	(29,352)	(28,201)
Financing activities:
Acquisition of treasury shares	—	(286)
Dividends paid to common stockholders	(857)	(3,565)
Dividends paid to preferred stockholders	(138)	(138)
Debt origination fees	(468)	—
Repayments of capital leases	(2,403)	(1,540)
Net cash (used) provided by financing activities	(3,866)	(5,529)
Effect of exchange rates on cash	(1,698)	—
Net decrease in cash and cash equivalents	(4,533)	(22,370)
Cash and cash equivalents at beginning of period	212,175	190,984
Cash and cash equivalents at end of period	$207,642	$168,614
Significant non-cash investing and financing activities:
Addition of capital lease obligations	$2,194	$6,725
Increase to asset retirement obligations	$8,210	$—
Payment of accrued compensation in restricted stock units	$4,600	$—

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1.    Basis of Preparation of Financial Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements and notes to the interim condensed consolidated financial statements contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company and its consolidated subsidiaries (“we” or “our” or “us”).  These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2013, as it may be amended from time to time.

The results of operations for the periods presented may not be indicative of those which may be expected for a full year.  The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate for the information not to be misleading.

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

On June 1, 2013, we completed the acquisition of Aurizon Mines Ltd. ("Aurizon"), giving us 100% ownership of the Casa Berardi mine and various other interests in Quebec, Canada. The unaudited interim condensed consolidated financial statements included herein reflect our ownership of the assets previously held by Aurizon as of the June 1, 2013 acquisition date. We have determined that the functional currency for our Canadian operations acquired from Aurizon is the U.S. dollar.

Note 2.    Investments and Restricted Cash

Investments

At March 31, 2014 and December 31, 2013, the fair value of our non-current investments was $8.7 million and $7.0 million, respectively.  Our non-current investments consist of marketable equity securities, which are carried at fair value as they are classified as “available-for-sale.” The cost basis of our non-current investments was approximately $9.5 million and $10.0 million at March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014, total unrealized loss positions of $1.7 million, net of unrealized gains of $0.9 million, for our non-current investments were included in accumulated other comprehensive loss on our condensed consolidated balance sheet.

Our non-current investments balance as of March 31, 2014 includes our ownership of approximately 29.4% of the outstanding common shares of Typhoon Exploration Inc. having a cost basis of $0.7 million and fair value of $1.7 million. We elected to apply the fair value option accounting method to the investment upon it meeting the criteria for equity method accounting during the second quarter of 2013. Since the acquisition, we have unrealized gains of $0.9 million that are included in unrealized gain (loss) on investments on our condensed consolidated statement of operations and comprehensive income. We evaluate the accounting treatment of our individual investments based on whether we believe our ownership percentage and other factors indicate that we have the ability to exercise significant influence in the financial and/or operational decisions of the investee. As of March 31, 2014, we have determined that no other investments held by us qualify for equity method accounting.

Restricted Cash and Investments

Various laws, permits, and covenants require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities.  These restricted investments are used primarily for reclamation funding or for funding surety bonds, and were $7.7 million and $5.2 million at March 31, 2014 and December 31, 2013, respectively. Restricted investments primarily represent investments in money market funds and certificates of deposit.

Note 3.   Income Taxes

Major components of our income tax provision for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Current:
Domestic	$6,499	$3,137
Foreign	156	115
Total current income tax provision	6,655	3,252

Deferred:
Domestic	(3,130)	4,163
Foreign	258	—
Total deferred income tax provision	(2,872)	4,163
Total income tax provision	$3,783	$7,415

As of March 31, 2014, we have a net deferred tax asset in the U.S. of $117.6 million and a net deferred tax liability in Canada of $160.8 million for a consolidated worldwide net deferred tax liability of $43.2 million. Our ability to utilize our deferred tax assets depends on future taxable income generated from operations. For the three months ended March 31, 2014, there were no circumstances that caused us to change our assessment of the ability to generate sufficient future taxable income to realize the currently recognized U.S. deferred tax assets.  At March 31, 2014 and December 31, 2013, the balances of the valuation allowances on our deferred tax assets were $28 million and $27 million, respectively, primarily for foreign net operating loss carryforwards. The amount of the deferred tax asset considered recoverable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The current income tax provisions for the three months ended March 31, 2014 and 2013 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income primarily due to the effects of percentage depletion for all periods presented and the impact of taxation in foreign jurisdictions.

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

Rio Grande Silver Guaranty

Our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), is party to a joint venture with Emerald Mining & Leasing, LLC (“EML”) and certain other parties with respect to a land package in the Creede Mining District of Colorado that is adjacent to other land held by Rio. Rio holds a 70% interest in the joint venture. In connection with the joint venture, we are required to guarantee certain environmental remediation-related obligations of EML to a third party up to a maximum liability to us of $2.5 million. As of March 31, 2014, we have not been required to make any payments pursuant to the guaranty. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to the third party. However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties, have jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guaranty as of March 31, 2014.

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

•

In 2012, the Lucky Friday unit had two weekly water samples, one of which in October exceeded the permit concentration limit for lead (but not the associated load limit), and one of which in November exceeded permit limits for zinc. Also in October and November, heavy rains resulted in alleged impacted storm water being discharged to a nearby river. After these incidents, in February 2013, the EPA issued a notice of violation and request for information to Hecla Limited alleging that the October and November 2012 storm water incidents were each a violation of Hecla Limited's storm water permit. In March 2014, the Lucky Friday unit had a weekly water sample which exceeded the maximum daily permitted limit for zinc.

The EPA referred the two alleged 2012 permit exceedances, along with the alleged violations in the 2010 NOV and some additional alleged unpermitted discharges from 2010 that were not included in the 2010 NOV, to the U.S. Department of Justice to possibly file a civil complaint by the United States against Hecla Limited. In addition, it is possible that the United States may include other alleged unpermitted discharges (including the 2012 storm water incidents) or permit violations in any complaint. There is the potential for larger civil penalties in the context of a United States complaint than in an administrative action by the EPA such as the 2009 CAFO.

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

Hecla Limited strives to maintain its water discharges and water management in general at the Lucky Friday unit in full compliance with its permits and applicable laws; however, we cannot provide assurances that it will be able to fully comply with the permit limits and other regulatory requirements regarding water management in the future.

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

Johnny M Mine Area near San Mateo, McKinley County, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under CERCLA for environmental remediation and past costs the EPA has incurred at the site. Mining at the Johnny M was conducted for a limited period of time by a predecessor of our subsidiary, Hecla Limited. In August 2012, Hecla Limited and the EPA entered into a Settlement Agreement and Administrative Order on Consent for Removal Action (“Consent Decree”), pursuant to which Hecla Limited agreed to pay (i) $1.1 million to the EPA for its past response costs at the site and (ii) any future response costs at the site, in exchange for a covenant not to sue by the EPA. The Consent Decree also describes additional work at the site to be conducted by Hecla Limited. Hecla Limited paid the $1.1 million to the EPA for its past response costs in the fourth quarter of 2012, and our consolidated financial statements as of March 31, 2014 include an accrual balance by Hecla Limited of $0.3 million for investigation and planning costs. Hecla Limited cannot reasonably estimate the amount of any additional liability it may face at the site until, at a minimum, the amount and type of remediation required have been determined or if EPA seeks reimbursement for additional past costs.

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

In June 2011, the EPA informed Hecla Limited that it believes Hecla Limited, among several other viable companies, may be liable for cleanup of the site or for costs incurred by the EPA in cleaning up the site. The EPA stated in the June 2011 letter that it has incurred approximately $4.5 million in response costs and estimated that total remediation costs may exceed $100 million. Because Hecla Limited had very limited activity at the site, we do not believe that the outcome of the claim will have a material adverse effect on our results of operations or financial position. Hecla Limited cannot with reasonable certainty estimate the ultimate liability, if any, relating to this matter.

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

In July 2010 the United States informed CoCa that it intends to pursue CoCa and several other potentially responsible parties on a joint and several basis for liability for past and future response costs at Gilt Edge under CERCLA. Currently, the United States alleges that CoCa is liable based on participation in the joint venture, and that CoCa has succeeded to the liabilities of its predecessor, Congdon & Carey, which may have held certain property interests at the site.

 As of mid-2013, the United States has alleged that estimated total costs associated with the site may exceed $191 million, including both past and future response costs. Hecla Limited did not acquire CoCa until 1991, well after CoCa discontinued its involvement with the Gilt Edge site. In addition, CoCa is and always has been a separate corporate entity from Hecla Limited. Therefore, we believe that Hecla Limited is not liable for any cleanup at the Gilt Edge site. We believe that it is reasonably possible that CoCa faces some liability for the site; however, we cannot with reasonable certainty estimate the ultimate amount of any such liability. Furthermore, in the event CoCa incurs a liability at this site, it has limited assets with which to satisfy any such liability. Because of CoCa's limited assets, we believe that it is possible that the United States will seek to recover some of the alleged $191 million in costs associated with the site from Hecla Limited, as the parent corporation of CoCa. We believe Hecla Limited would have strong defenses to such a claim and would vigorously defend against any such claims. Settlement negotiations with the United States commenced in 2010 and are ongoing, but there can be no assurance such negotiations will be successful, or that Hecla Limited will not incur a material liability with respect to this site.

Nelson Tunnel/Commodore Waste Rock Pile Superfund Site

In August 2009, the EPA made a formal request to CoCa for information regarding the Nelson Tunnel/Commodore Waste Rock Pile Superfund Site in Creede, Colorado. A timely response was provided and the EPA later arranged to copy additional documents. CoCa was involved in exploration and mining activities in Creede during the 1970s and the 1980s. In September 2013, the EPA made a formal claim against CoCa for past response costs under CERCLA as an owner/operator of the site, and against Hecla Limited as a corporate successor to CoCa. The EPA is seeking a total of approximately $5 million for past response costs, plus an undetermined amount of interest from CoCa, Hecla Limited, and other potentially responsible parties. The EPA stated that it is continuing its remedial investigation/feasibility study at the site, and once that is complete, it will begin remedial design and remedial action for the site. Presumably, the EPA will also seek reimbursement of at least some of those costs from viable potentially responsible parties. In April 2014, CoCa received notice from another potentially responsible party alleging that CoCa is required to indemnify it in connection with any liability it may have with respect to the Nelson/Commodore site. Hecla Limited did not acquire CoCa until 1991, well after CoCa discontinued its historical activities in the vicinity of the site. In addition, CoCa is and always has been a separate corporate entity from Hecla Limited. Therefore, we believe that Hecla Limited is not liable for any cleanup, has strong defenses, and we will vigorously defend against the claim. If CoCa is ultimately found to be liable, it has limited assets with which to satisfy any such liability. We cannot with reasonable certainty estimate the ultimate liability, if any, relating to this matter, and therefore we have not recorded a liability relating to the site as of March 31, 2014.

Senior Notes

On January 6, 2014, we completed the offer to exchange up to $500,000,000 aggregate principal amount of our new 6.875% Senior Notes due 2021 for a like principal amount of our previously outstanding 6.875% Senior Notes due 2021, which were issued on April 12, 2013 ("Notes"), as further discussed in Note 9. Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. The net proceeds from the offering of the Notes were used to partially fund the acquisition of Aurizon Mines Ltd. ("Aurizon") and for general corporate purposes, including expenses related to the Aurizon acquisition.

Other Commitments

Our contractual obligations as of March 31, 2014 included approximately $5.9 million for various non-capital costs. In addition, our open purchase orders at March 31, 2014 included approximately $0.8 million, $0.3 million, and $1.4 million, respectively, for various capital items at the Casa Berardi, Greens Creek, and Lucky Friday units, and approximately $1.3 million, $0.4 million, and $0.5 million, respectively, for various non-capital costs at such units. We also have total commitments of approximately $23.6 million relating to scheduled payments on capital leases, including interest, primarily for equipment at our Greens Creek and Lucky Friday units (see Note 9 for more information). In addition, in 2011, we settled Hecla Limited's Coeur d'Alene Basin environmental litigation and related claims pursuant to a Consent Decree entered by the Court on September 8, 2011.  Hecla Limited remains obligated under the Consent Decree to make payments totaling $55.4 million by August 2014, which would be funded by proceeds from our outstanding warrants, if exercised (see Note 8 for more information). Under the terms of the Consent Decree, the proceeds from the exercise of our outstanding warrants will be paid to the United States and the Coeur d'Alene Indian Tribe within 30 days after the end of the quarter when exercised. If the warrants are not exercised, the company is responsible for its final payment under the Consent Decree.

We had letters of credit for approximately $1.3 million outstanding as of March 31, 2014 for workers' compensation insurance bonding.

Other Contingencies

Hecla was named as a nominal defendant in a stockholder derivative lawsuit in federal court which named as defendants certain Hecla executives and members of Hecla's Board of Directors. The case was In Re Hecla Mining Company Derivative Shareholder Litigation, Case No. 2:12-cv-00097 (D. Idaho).  In general terms, this lawsuit alleged breaches of fiduciary duties by the individual defendants relating to past operational issues at the Lucky Friday mine and sought damages, purportedly on behalf of Hecla. The lawsuit was dismissed on February 20, 2014, and the Court gave the plaintiffs until April 21, 2014 to file an amended complaint. No amended complaint was filed, and on April 21, 2014, the Court issued a final order dismissing the case with prejudice.

In March 2012, Hecla Limited received notice of a complaint filed against it by the United Steel Workers, Local 5114, with the Federal Mine Safety and Health Review Commission for compensation for bargaining unit workers at the Lucky Friday mine idled as a result of the temporary suspension of production at the mine. The complaint alleges the bargaining unit workers are entitled to compensation under Section 111 of the Federal Mine Safety and Health Act of 1977 from November 16, 2011 - the date an order was issued by the Mine Safety Health Administration (“MSHA”) to Hecla Limited - until such time as the order is terminated. We submitted a motion for summary decision to the administrative law judge within the Federal Mine Safety and Health Review Commission, which was denied in December 2012. Currently we are awaiting further proceedings. We believe the claim is without merit, and that all wages due under Section 111, which was an immaterial amount, have already been paid. Therefore, we have not recorded a liability relating to the claim as of March 31, 2014. The value of the union's claim is estimated to be in the range of $0 to $10 million.

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

On April 12, 2013, the family of Larry Marek, an employee of Hecla Limited who was fatally injured in the April 2011 accident, filed a lawsuit against us and certain of our officers and employees seeking damages for, among other claims, wrongful death and infliction of emotional distress. No dollar amount of damages is specified in the complaint, which was filed in state court in Idaho (Kootenai County District Court). We cannot reasonably predict the outcome of this matter, however, we believe the case is without merit and intend to vigorously defend this lawsuit.

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

Note 5.    Earnings Per Common Share

We are authorized to issue 500,000,000 shares of common stock, $0.25 par value per share. At March 31, 2014, there were 343,772,939 shares of our common stock issued and 932,811 shares issued and held in treasury, for a net of 342,840,128 shares outstanding.

The following table reconciles weighted average common shares used in the computations of basic and diluted earnings per share for the three-month periods ended March 31, 2014 and 2013 (thousands, except per-share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator
Net income	$11,641	$11,094
Preferred stock dividends	(138)	(138)
Net income applicable to common shares for basic and diluted earnings per share	$11,503	$10,956

Denominator
Basic weighted average common shares	342,666	285,171
Dilutive stock options and restricted stock	7,352	11,993
Diluted weighted average common shares	350,018	297,164
Basic earnings per common share
Net income applicable to common shares	$0.03	$0.04
Diluted earnings per common share
Net income applicable to common shares	$0.03	$0.04

Diluted income per share for the three months ended March 31, 2014 and 2013 excludes the potential effects of outstanding shares of our convertible preferred stock, as their conversion and exercise would have no effect on the calculation of dilutive shares.

Options to purchase 612,745 shares of our common stock were excluded from the computation of diluted earnings per share for the three-month period ended March 31, 2014.  For the three-month period ended March 31, 2013, options to purchase 537,005 shares of our common stock were excluded from the computation of diluted earnings per share.  In each case, the exercise price of the options not included in the computations of diluted earnings per share exceeded the average price of our stock during those periods and therefore would not affect the calculation of earnings per share.

Note 6.    Business Segments

We are currently organized and managed in three reporting segments: the Greens Creek unit, the Lucky Friday unit and the Casa Berardi unit. On June 1, 2013 we completed the acquisition of Aurizon, giving us 100% ownership of the Casa Berardi mine in Quebec, Canada. As a result, we added a new reporting segment for the Casa Berardi unit.

General corporate activities not associated with operating units and their various exploration activities, as well as discontinued operations and idle properties, are presented as “other.”  Interest expense, interest income and income taxes are considered general corporate items, and are not allocated to our segments.

The following tables present information about reportable segments for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Net sales to unaffiliated customers:
Greens Creek	$63,596	$72,649
Lucky Friday	20,096	3,801
Casa Berardi	42,095	—
	$125,787	$76,450
Income (loss) from operations:
Greens Creek	$11,046	$27,189
Lucky Friday	4,700	(3,847)
Casa Berardi	3,441	—
Other	(11,276)	(25,555)
	$7,911	$(2,213)

The following table presents identifiable assets by reportable segment as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Identifiable assets:
Greens Creek	$746,357	$744,027
Lucky Friday	325,927	313,793
Casa Berardi	805,166	821,058
Other	372,831	353,241
	$2,250,281	$2,232,119

Note 7.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Service cost	$1,020	$1,057
Interest cost	1,186	970
Expected return on plan assets	(1,249)	(1,204)
Amortization of prior service cost (benefit)	(84)	97
Amortization of net loss	756	776
Net periodic benefit cost	$1,629	$1,696

In April 2014, we contributed $2.0 million, par value, of our Senior Notes to our funded pension plan, and expect to contribute a total of $7.5 million, par value, over the course of 2014 (see Note 9 for more information). We anticipate that the Notes contributed will be sold by the plan. We expect to contribute approximately $0.3 million to our unfunded supplemental executive retirement plan in 2014.

Note 8.    Stockholders’ Equity

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

On March 3, 2014, the Board of Directors granted 1,345,072 restricted stock units to employees for payment of annual and long-term incentive compensation for the period ended December 31, 2013. The restricted stock units will be distributed in August 2014, and the $4.6 million in expense related to the unit awards has been recognized as of March 31, 2014.

Stock-based compensation expense for restricted stock unit grants to employees and shares issued to nonemployee directors recorded in the first three months of 2014 totaled $1.1 million, compared to $0.8 million in the same period last year.

In connection with the vesting of restricted stock units, employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations.  As a result, in the first quarter of 2014 we repurchased 11,090 shares for approximately $40,000, or approximately $3.57 per share.

Common Stock Dividends

In September 2011 and February 2012, our Board of Directors adopted a common stock dividend policy that has two components: (1) a dividend that links the amount of dividends on our common stock to our average quarterly realized silver price in the preceding quarter, and (2) a minimum annual dividend of $0.01 per share of common stock, in each case, payable quarterly, when and if declared by the Board. For illustrative purposes only, the table below summarizes potential per share dividend amounts at different quarterly average realized price levels according to the first component of the policy:

Quarterly average realized silver price per ounce	Quarterly dividend per share	Annualized dividend per share
$30	$0.01	$0.04
$35	$0.02	$0.08
$40	$0.03	$0.12
$45	$0.04	$0.16
$50	$0.05	$0.20
$55	$0.06	$0.24
$60	$0.07	$0.28

On May 5, 2014, our Board of Directors declared a dividend on common stock, pursuant to the minimum annual dividend component of the policy described above, of $0.0025 per share, for a total dividend of $0.9 million payable in June 2014. Because the average realized silver price for the first quarter of 2014 was $20.04 per ounce, below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

Status of Warrants

The following table summarizes certain information about our stock purchase warrants at March 31, 2014:

Warrants Outstanding	Warrants	Exercise Price	Expiration Date
Series 1 warrants	5,200,519	$2.40	June 2014
Series 1 warrants	460,976	2.51	June 2014
Series 3 warrants	16,646,128	2.45	August 2014
Total warrants outstanding	22,307,623

No warrants were exercised during the first three months of 2014.  Under the financial terms of the Consent Decree settling the Coeur d’Alene Basin litigation, the proceeds from the exercise of our outstanding warrants will be paid to the United States and the Coeur d'Alene Indian Tribe within 30 days after the end of the quarter when exercised. To the extent warrants are not exercised, we are responsible for the final payment under the Consent Decree.

Common Stock Repurchase Program

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not to engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of March 31, 2014, 400,300 shares have been purchased at an average price of $5.56 per share, leaving 19.6 million shares that may yet be purchased under the program. The closing price of our common stock at May 2, 2014, was $3.11 per share.

Note 9.    Senior Notes, Credit Facilities and Capital Leases

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

The Notes are recorded net of a 2% initial purchaser discount totaling $10 million at the time of issuance and having an unamortized balance of $9.0 million as of March 31, 2014. The Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for.  Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. During the first quarter of 2014, interest expense related to the notes and amortization of the initial purchaser discount and fees related to the issuance of the notes, net of $2.7 million in capitalized interest, totaled $6.3 million.

The Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries (the "Guarantors").   The Notes and the guarantees will be, respectively, our and the Guarantors' general senior unsecured obligations and will be subordinated to all of our and the Guarantors' existing and future secured debt to the extent of the assets securing that secured debt.  In addition, the Notes will be effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the Notes, to the extent of the assets of those subsidiaries.

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

In connection with the sale of the Notes, we entered into a Registration Rights Agreement, dated as of April 12, 2013, pursuant to which we and the Guarantors agreed to exchange the Notes for a new issue of debt securities registered under the Securities Act, with terms substantially identical to those of the Notes (except with respect to certain transfer restrictions and certain obligations to pay special interest as described in the Notes). The exchange offer was completed in January 2014 with 99.99% of the Notes tendered for exchange.

On April 14, 2014, we entered into an agreement with the Hecla Mining Company Retirement Plan Trust pursuant to which we agreed to contribute to the trust over the course of 2014 approximately $7.5 million in aggregate principal amount of the Notes, including $2.0 million in aggregate principal amount of the Notes which were contributed on April 14, in order to satisfy the funding requirement for our funded pension plan for 2014. On the same day we filed a registration statement with the SEC for resale of the Notes that we agreed to contribute to the trust.

Credit Facilities

In February 2014, we entered into a $100 million senior secured revolving credit facility having a maturity date of August 1, 2016. The credit facility is collateralized by the shares of common stock held in our material domestic subsidiaries and by our joint venture interests in the Greens Creek mine, all of our rights and interests in the joint venture agreement, and all of our rights and interests in the assets of the joint venture.  This credit facility replaced our previous $100 million credit facility which had the same terms of collateral as described above. Below is information on the interest rates, standby fee, and financial covenant terms under our previous and current credit facilities:

	Previous Facility			Current Facility
Interest rates:
Spread over the London Interbank Offer Rate	3.00	-	4.50%	2.25	-	3.25%
Spread over alternative base rate	2.00	-	3.50%	1.25	-	2.25%

Standby fee per annum on undrawn amounts	0.825	-	1.05%		0.50%

Covenant financial ratios:
Senior leverage ratio (debt secured by liens/EBITDA)	not more than 2.50:1
Leverage ratio (total debt less unencumbered cash/EBITDA)	not more than 4.00:1
Interest coverage ratio (EBITDA/interest expense)	not less than 3.00:1

We were in compliance with all covenants under the credit agreement and no amounts were outstanding as of March 31, 2014.  We have not drawn funds on the current revolving credit facility as of the filing date of this Form 10-Q.

Capital Leases

We have entered into various lease agreements, primarily for equipment at our Greens Creek and Lucky Friday units, which we have determined to be capital leases.  At March 31, 2014, the total liability balance associated with capital leases, including certain purchase option amounts, was $22.6 million, with $8.5 million of the liability classified as current and the remaining $14.1 million classified as non-current. At December 31, 2013, the total liability balance associated with capital leases was $22.8 million, with $8.5 million of the liability classified as current and $14.3 million classified as non-current. The total obligation for future minimum lease payments was $23.6 million at March 31, 2014, with $1.1 million attributed to interest.

At March 31, 2014, the annual maturities of capital lease commitments, including interest, are (in thousands):

Twelve-month period ending March 31,
2015	$8,903
2016	8,162
2017	4,918
2018	1,601
Total	23,584
Less: imputed interest	(1,054)
Net capital lease obligation	$22,530

Note 10.    Developments in Accounting Pronouncements

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

We use financially-settled forward contracts to manage the exposure to changes in metal prices of silver, gold, zinc and lead contained in our doré and concentrate shipments between the time of sale and final settlement. These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At March 31, 2014, we recorded a current asset of $0.9 million, net of approximately $0.4 million of contracts in a liability position, which is included in other current assets, for the fair value of the contracts.  We recognized a $19 thousand net gain on the contracts during the first three months of 2014, which is included in sales of products.  The net gain recognized on the contracts offsets price adjustments on our provisional concentrate sales related to changes to lead and zinc prices between the time of sale and final settlement.

In addition, we use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  At March 31, 2014, we recorded a current asset of $5.0 million, which is included in other current assets, and a non-current asset of $7.4 million, which is included in other non-current assets, for the fair value of the contracts.  The non-current asset balance is net of approximately $0.2 million for contracts that were in a fair value liability position at March 31, 2014. We recognized a $9.5 million net gain on the contracts, which includes $2.0 million in gains realized on settled contracts, during the first three months of 2014. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.  The gains recognized during the first three months of 2014 are the result of decreasing lead and zinc prices during the quarter and contacts with settlement prices that are higher than spot prices.  This program is designed and intended to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following tables summarize the quantities of base metals committed under forward sales contracts at March 31, 2014 and December 31, 2013:

March 31, 2014	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2014 settlements	1,590	7	29,817	9,755	$20.15	$1,304	$0.91	$0.95

Contracts on forecasted sales
2014 settlements	—	—	29,652	21,054	N/A	N/A	$0.99	$1.05
2015 settlements	—	—	45,635	40,179	N/A	N/A	$0.96	$1.07
2016 settlements	—	—	9,094	31,030	N/A	N/A	$0.94	$1.03

	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2014 settlements	673	3	11,188	3,472	$19.50	$1,205	$0.89	$1.00

Contracts on forecasted sales
2014 settlements	—	—	31,967	34,282	N/A	N/A	$1.00	$1.04
2015 settlements	—	—	39,683	36,982	N/A	N/A	$0.96	$1.07
2016 settlements	—	—	3,803	30,589	N/A	N/A	$0.96	$1.03

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

Description	Balance at March 31, 2014	Balance at December 31, 2013	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$207,642	$212,175	Level 1
Available for sale securities:
Equity securities – mining industry	8,730	7,019	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	26,159	17,672	Level 2
Restricted cash balances:
Certificates of deposit and other bank deposits	7,702	5,217	Level 1
Derivative contracts:
Metal forward contracts	13,308	4,461	Level 2
Total assets	$263,541	$246,544

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

We utilize financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments that have not reached final settlement.  We also utilize financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead contained in our forecasted future concentrate shipments. In the third quarter of 2013, we began to also utilize financially-settled forward contracts to manage the exposure to changes in prices of silver and gold in our concentrate shipments (see Note 11 for more information). These contracts do not qualify for hedge accounting, and are marked-to-market through earnings each period.  The fair value of each contract represents the difference between the forward metal price for the contract settlement period as of the measurement date and the contract settlement metal price, multiplied by the quantity of metal involved in the contract.

Our Senior Notes issued in April 2013, which were recorded at their carrying value of $491.0 million, net of unamortized initial purchaser discount at March 31, 2014, had a fair value of $488.8 million at March 31, 2014. Quoted market prices, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Notes. In January 2014, we completed an exchange offer to register the Notes under the Securities Act, with 99.99% of the Notes tendered for exchange. Prior to completion of the exchange offer, the fair value of the Notes was estimated using third-party quotes which we considered to be Level 2 inputs. See Note 9 for more information.

Note 13. Asset Retirement Obligations

Below is a reconciliation as of March 31, 2014 and December 31, 2013 (in thousands) of the asset retirement obligations ("ARO") relating to our operating properties. These ARO balances are included in our total accrued reclamation and closure costs of $114.0 million and $105.2 million as of March 31, 2014 and December 31, 2013, respectively. Our accrued reclamation and closure cost balances include AROs and estimated liabilities for settlement obligations and contingencies for environmental matters and reclamation costs at idle properties. Our ARO balances represent the present value of estimated future costs of reclamation and closure activities at our operating properties. The estimated reclamation and closure costs were discounted using credit adjusted, risk-free interest rates ranging from 4% to 7% from the time we incurred the obligation to the time we expect to pay the retirement obligation.

	2014	2013
Balance, January 1	$43,244	$34,325
Changes in obligations due to changes in reclamation plans	8,210	—
Addition due to acquisition of the Casa Berardi unit	—	7,998
Accretion expense	682	1,958
Payment of reclamation obligations	(28)	(1,037)
Balance, end of period	$52,108	$43,244

In the fourth quarter of 2012, we updated our ARO at Greens Creek to reflect a preliminary revised reclamation and closure plan having estimated undiscounted costs of approximately $73.9 million, an increase from the $53.4 million in the previous plan. A Record of Decision was completed in late 2013 for proposed expansion of tailings capacity. In addition, in early 2014 we were engaged in negotiations with the U.S. Forest Service and state agencies on their proposed revisions to our previously-submitted reclamation and closure plan. In the first quarter of 2014, we updated our ARO at Greens Creek to reflect a revised reclamation and closure plan having estimated undiscounted costs of approximately $102.7 million, an increase from the $73.9 million in the previous plan, resulting in an increase to the ARO asset and liability of $8.0 million after discounting the estimated costs to present value. As part of the revised closure plan, we will be required to increase our $30 million reclamation bond and are currently evaluating bonding options. The increase in required bonding will be a material amount, and there can be no assurance that this bonding capacity will be available to us.

Note 14.   Guarantor Subsidiaries

Presented below are Hecla Mining Company’s condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of our subsidiaries (the "Guarantors") of the Notes (see Note 9 for more information). The Guarantors consist of the following of our 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; RHL Holdings, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; and Hecla Juneau Mining Company. We completed the offering of the Notes on April 12, 2013, and a related exchange offer for virtually identical notes registered with the SEC on January 3, 2014.

The unaudited interim condensed consolidating financial statements below have been prepared from our financial information on the same basis of accounting as the unaudited interim consolidated financial statements. Investments in the subsidiaries are accounted for under the equity method. Accordingly, the entries necessary to consolidate Hecla Mining Company and the Guarantors are reflected in the intercompany eliminations column. In the course of preparing consolidated financial statements, we eliminate the effects of various transactions conducted between our subsidiaries. While valid at an individual subsidiary level, such activities are eliminated in consolidation because, when taken as a whole, they do not represent business activity with third-party customers, vendors, and other parties. Examples of such eliminations include the following:

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

Separate financial statements of the subsidiary guarantors are not presented because the guarantees by the guarantors are joint and several and full and unconditional, except for certain customary release provisions. These release provisions include: (1) the sale or disposal of all or substantially all of the assets of the guarantor; (2) the sale or other disposition of the capital stock of the guarantor; (3) the guarantor is designated as an unrestricted entity in accordance with the applicable provisions of the indenture; (4) the company ceases to be a borrower as defined in the indenture; and (5) upon legal or covenant defeasance or satisfaction and discharge of the indenture.

Condensed Consolidating Balance Sheets

	As of March 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets

Cash and cash equivalents	$137,252	$43,399	$26,991	$—	$207,642
Other current assets	9,706	78,346	41,867	(5,290)	124,629
Properties, plants, and equipment - net	1,069	1,061,211	743,352	—	1,805,632
Intercompany receivable (payable)	508,911	(111,937)	(453,843)	56,869	—
Investments in subsidiaries	1,235,581	—	—	(1,235,581)	—
Other non-current assets	8,742	166,027	15,192	(77,583)	112,378

Total assets	$1,901,261	$1,237,046	$373,559	$(1,261,585)	$2,250,281

Liabilities and Stockholders' Equity

Current liabilities	$35,021	$109,246	$20,966	$(13,673)	$151,560
Long-term debt	491,043	14,077	34	—	505,154
Non-current portion of accrued reclamation	—	47,061	8,292	—	55,353
Non-current deferred tax liability	—	12,331	159,890	(12,331)	159,890
Other non-current liabilities	31,735	4,216	(1,089)	—	34,862
Stockholders' equity	1,343,462	1,050,115	185,466	(1,235,581)	1,343,462

Total liabilities and stockholders' equity	$1,901,261	$1,237,046	$373,559	$(1,261,585)	$2,250,281

	As of December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets

Cash and cash equivalents	$126,271	$40,009	$45,895	$—	$212,175
Other current assets	4,795	75,083	33,129	18,453	131,460
Properties, plants, and equipment - net	803	1,052,102	738,696	—	1,791,601
Intercompany receivable (payable)	547,074	(131,599)	(464,634)	49,159	—
Investments in subsidiaries	1,176,293	—	—	(1,176,293)	—
Other non-current assets	5,248	164,563	11,115	(84,043)	96,883

Total assets	$1,860,484	$1,200,158	$364,201	$(1,192,724)	$2,232,119

Liabilities and Stockholders' Equity

Current liabilities	$10,058	$117,421	$24,000	$—	$151,479
Long-term debt	490,726	14,292	40	—	505,058
Non-current portion of accrued reclamation	—	38,426	8,340	—	46,766
Non-current deferred tax liability	—	16,431	164,861	(16,431)	164,861
Other non-current liabilities	33,281	4,043	212	—	37,536
Stockholders' equity	1,326,419	1,009,545	166,748	(1,176,293)	1,326,419

Total liabilities and stockholders' equity	$1,860,484	$1,200,158	$364,201	$(1,192,724)	$2,232,119

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(19)	$83,710	$42,096	$—	$125,787
Cost of sales	—	(49,933)	(27,808)	—	(77,741)
Depreciation, depletion, amortization	—	(17,221)	(8,582)	—	(25,803)
General and administrative	(4,630)	(3,008)	(303)	—	(7,941)
Exploration and pre-development	(44)	(958)	(3,567)	—	(4,569)
Gain on derivative contracts	9,452	—	—	—	9,452
Equity in earnings of subsidiaries	17,703	—	—	(17,703)	—
Other (expense) income	(10,821)	408	9,955	(3,303)	(3,761)

Income (loss) before income taxes	11,641	12,998	11,791	(21,006)	15,424
(Provision) benefit from income taxes	—	(2,886)	(4,200)	(3,303)	(3,783)

Net income (loss)	11,641	10,112	7,591	(17,703)	11,641
Preferred stock dividends	(138)	—	—	—	(138)

Income (loss) applicable to common stockholders	11,503	10,112	7,591	(17,703)	11,503

Net income (loss)	11,641	10,112	7,591	(17,703)	11,641
Changes in comprehensive income (loss)	1,350	57	1,316	(1,373)	1,350

Comprehensive income (loss)	$12,991	$10,169	$8,907	$(19,076)	$12,991

	Three Months Ended March 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$2,413	$74,037	$—	$—	$76,450
Cost of sales	—	(36,825)	—	—	(36,825)
Depreciation, depletion, amortization	—	(14,007)	—	—	(14,007)
General and administrative	(3,472)	(3,410)	(57)	—	(6,939)
Exploration and pre-development	(164)	(8,195)	(2,925)	—	(11,284)
Loss on derivative contracts	21,539	—	—	—	21,539
Equity in earnings of subsidiaries	(1,073)	—	—	1,073	—
Other (expense) income	(8,149)	(3,122)	(1,104)	1,950	(10,425)

Income (loss) before income taxes	11,094	8,478	(4,086)	3,023	18,509
(Provision) benefit from income taxes	—	(5,465)	—	(1,950)	(7,415)

Net income (loss)	11,094	3,013	(4,086)	1,073	11,094
Preferred stock dividends	(138)	—	—	—	(138)

Income (loss) applicable to common stockholders	10,956	3,013	(4,086)	1,073	10,956

Net income (loss)	11,094	3,013	(4,086)	1,073	11,094
Changes in comprehensive income (loss)	(2,831)	(427)	(2,405)	2,832	(2,831)

Comprehensive income (loss)	$8,263	$2,586	$(6,491)	$3,905	$8,263

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$31,570	$23,937	$(1,509)	$(23,615)	$30,383

Cash flows from investing activities:					—
Additions to properties, plants, and equipment	(383)	(13,628)	(12,856)	—	(26,867)
Other investing activities, net	(2,570)	(57)	(2,428)	2,570	(2,485)

Cash flows from financing activities:					—
Dividends paid to stockholders	(995)	—	—	—	(995)
Borrowings on debt	(316)	316	—	—	—
Payments on debt	312	(2,715)	—	—	(2,403)
Other financing activity	(16,637)	(4,463)	(413)	21,045	(468)

Effect of exchange rate changes on cash	—	—	(1,698)	—	(1,698)

Changes in cash and cash equivalents	10,981	3,390	(18,904)	—	(4,533)
Beginning cash and cash equivalents	126,271	40,009	45,895	—	212,175

Ending cash and cash equivalents	$137,252	$43,399	$26,991	$—	$207,642

	Three Months Ended March 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(10,799)	$26,096	$(3,937)	$—	$11,360

Cash flows from investing activities:					—
Additions to properties, plants, and equipment	—	(25,753)	—	—	(25,753)
Other investing activities, net	(140)	250	(2,558)	—	(2,448)

Cash flows from financing activities:					—
Dividends paid to stockholders	(138)	—	—	—	(138)
Payments on debt	—	(1,534)	(6)	—	(1,540)
Other financing activity	(1,910)	(8,073)	6,132	—	(3,851)

Changes in cash and cash equivalents	(12,987)	(9,014)	(369)	—	(22,370)
Beginning cash and cash equivalents	132,266	57,075	1,643	—	190,984

Ending cash and cash equivalents	$119,279	$48,061	$1,274	$—	$168,614

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A – Business – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2013. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Hecla Mining Company and its subsidiaries have provided precious and base metals to the U.S. and worldwide since 1891. We discover, acquire, develop, and produce silver, gold, lead and zinc.

We produce lead, zinc and bulk concentrates, which we sell to custom smelters, and unrefined bullion bars (doré) containing gold and silver, which are further refined before sale to precious metals traders.  We are organized and managed into three segments that encompass our operating units:  the Greens Creek, Lucky Friday, and Casa Berardi. The map below shows the locations of our operating units and our exploration and pre-development projects, as well as our corporate offices located in Coeur d'Alene, Idaho and Vancouver, British Columbia.

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
•

optimizing and improving operations at our Casa Berardi unit, which, along with other mineral interests, was obtained as a result of the acquisition of Aurizon Mines Ltd. ("Aurizon") as discussed further below;

•	expanding our reserves and production capacity at our operating properties;
•

maintaining and investing in exploration and pre-development projects in the vicinities of five mining districts we believe to be under-explored and under-invested: North Idaho's Silver Valley in the historic Coeur d'Alene Mining District; our Greens Creek unit on Alaska's Admiralty Island located near Juneau; the silver-producing district near Durango, Mexico; the Abitibi region of north-western Quebec, Canada; and the Creede district of Southwestern Colorado; and

•

continuing to seek opportunities to acquire and invest in mining properties and companies. Examples include our acquisition of Aurizon and the Monte Cristo property in Nevada and investments in Dolly Varden Silver Corporation, Canamex Resources Corp., Brixton Metals Corporation, and Typhoon Exploration Inc. in 2012 and 2013.

A number of key factors may impact the execution of our strategy, including regulatory issues and metals prices. Metals prices can be very volatile. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control. Average market prices of silver, gold, and lead in the first three months of 2014 were lower than their levels from the comparable period last year, while average zinc prices were substantially the same compared to the first quarter of 2013, as illustrated by the table in Results of Operations below. We believe current global economic and industrial trends could result in demand growth for the metals we produce. However, prices have been volatile over the last five years and there can be no assurance that current prices will continue.

On June 1, 2013, we completed the acquisition of all of the issued and outstanding common shares of Aurizon for total consideration of CAD$740.8 million (US$714.5 million). The acquisition gave us 100% ownership of the producing Casa Berardi gold mine, along with interests in various gold exploration properties in the Abitibi region of north-western Quebec, Canada. The acquisition has significantly increased our gold production and gives us ownership of an operating gold mine with significant gold reserves, and provides access to a large land package with known mineralization. Nonetheless, we are faced with the challenge of continuing the integration of, and the operating responsibility for, Casa Berardi and other Aurizon projects. In addition, as further discussed in Item 3. Quantitative and Qualitative Disclosures About Market Risk, the acquisition has increased our exposure to risks associated with exchange fluctuations between the U.S. dollar and Canadian dollar. The acquisition was partially funded by $490 million in net proceeds from our issuance of Senior Notes in April 2013 (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited)). As discussed in the Financial Liquidity and Capital Resources section below, we believe that we will be able to meet the obligations associated with the acquisition of Aurizon and additional debt; however, a number of factors could impact our ability to meet the debt obligations and fund our other projects.

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

We strive to achieve excellent mine safety and health performance. We seek to implement this goal by: training employees in safe work practices; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; involving employees in the establishment of safety standards; and participating in the National Mining Association's CORESafety program. We attempt to implement reasonable best practices with respect to mine safety and emergency preparedness. See Part I, Item 1A. Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2013 and the Lucky Friday Segment section below for information on accidents and other events that impacted operations at our Lucky Friday unit. We work with the Mine Safety and Health Administration ("MSHA") to address issues outlined in the investigations of these incidents and continue to evaluate our safety practices.

Another challenge is the risk associated with environmental litigation and ongoing reclamation activities. As described in Part I, Item 1A. Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2013 and Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited), it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans.  We are involved in various environmental legal matters with no assurance that the estimate of our environmental liabilities, liquidity needs, or strategic plans will not be significantly impacted as a result of these matters or new matters that may arise. We strive to ensure that our activities are conducted in compliance with applicable laws and regulations and attempt to resolve environmental litigation on as favorable terms as possible.

Results of Operations

Sales of products by metal for the three-month periods ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013
Silver	$43,883	$45,995
Gold	57,085	16,186
Lead	14,858	9,303
Zinc	24,277	14,965
Less: Smelter and refining charges	(14,316)	(9,999)
Sales of products	$125,787	$76,450

For the first quarter of 2014, we recorded income applicable to common stockholders of $11.5 million ($0.03 per basic common share), compared to $11.0 million ($0.04 per basic common share) during the first quarter of 2013. The following factors led to the results for the first three months of 2014 compared to the same period in 2013:

•

Decreased average silver, gold, and lead prices for the first quarter of 2014 compared to the same period in 2013. Average zinc prices were substantially the same compared to the same period in the prior year.

		Three months ended March 31,
		2014	2013
Silver –	London PM Fix ($/ounce)	$20.49	$30.08
	Realized price per ounce	$20.04	$28.86
Gold –	London PM Fix ($/ounce)	$1,294	$1,630
	Realized price per ounce	$1,298	$1,620
Lead –	LME Final Cash Buyer ($/pound)	$0.95	$1.04
	Realized price per pound	$0.98	$1.07
Zinc –	LME Final Cash Buyer ($/pound)	$0.92	$0.92
	Realized price per pound	$0.90	$0.93

Average realized prices differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the smelters, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metal prices each period through final settlement.  For the first quarter of 2014, we recorded net negative price adjustments to provisional settlements of $0.7 million compared to net negative price adjustments to provisional settlements of $2.7 million in the first quarter of 2013. The price adjustments related to zinc and lead contained in our concentrate shipments were largely offset by gains and losses on forward contracts for those metals for each period. For the first quarter of 2014, the price adjustments related to silver and gold contained in our concentrate shipments were also partially offset by gains and losses on forward contracts for those metals, as we began utilization of forward contracts for those metals in July 2013 (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.

•

Decreased gross profit at our Greens Creek unit in the first quarter of 2014 by $16.1 million compared to the first quarter of 2013. This was partially offset by increased gross profit at our Lucky Friday unit by $7.0 million and gross profit of $5.7 million in the first quarter of 2014 at our Casa Berardi unit acquired in June 2013. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment sections below.

•	A net gain on base metal derivative contracts of $9.5 million in the first quarter of 2014 compared to a gain of $21.5 million in the same period of 2013.
•

Interest expense, net of amount capitalized, of $6.8 million in the first quarter of 2014 compared to $0.7 million in the first quarter of 2013. The increase is due to the issuance of Senior Notes in April 2013, with the net proceeds used to partially fund the acquisition of Aurizon (see Notes 9 of Notes to Condensed Consolidated Financial Statements (Unaudited)).

Other significant variances affecting the comparison of our income applicable to common stockholders for the first quarter of 2014 to the same period in 2013 were as follows:

•

Exploration and pre-development expense decreased to $4.6 million in the first quarter of 2014 from $11.3 million in the same period in 2013 as part of a plan to scale down discretionary expenditures to address the recent reduction in metals prices. "Pre-development expense" is defined as costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves.

•	$5.3 million in costs in the first quarter of 2013 related to the acquisition of Aurizon, which was completed on June 1, 2013.
•

A net foreign exchange gain in the first quarter of 2014 of $4.1 million versus a net loss of $0.1 million in the same period of 2013, as the acquisition of Aurizon has resulted in increased exposure to exchange fluctuations between the U.S. dollar and Canadian dollar.

•

An income tax provision of $3.8 million in the first quarter of 2014 compared to an income tax provision of $7.4 million in the first quarter of 2013, with the variance due to a reduction in the effective tax rate to 25% in the first quarter of 2014 from 40% in the same period of 2013. See the Corporate Matters section below for more information.

•

$1.5 million in suspension-related costs at our Lucky Friday unit, including $0.6 million in depreciation, depletion, and amortization, in the first quarter of 2013. The suspension-related costs for the first quarter of 2013 are net of a $1.5 million credit recognized in that period for business interruption insurance proceeds received in April 2013. As discussed further in The Lucky Friday Segment section below, production resumed at the Lucky Friday in February 2013.

The Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three months ended March 31,
	2014	2013
Sales	$63,596	$72,649
Cost of sales and other direct production costs	(36,737)	(32,032)
Depreciation, depletion and amortization	(15,026)	(12,679)
Gross profit	$11,833	$27,938
Tons of ore milled	202,715	197,823
Production:
Silver (ounces)	1,787,137	1,780,524
Gold (ounces)	15,009	13,689
Zinc (tons)	15,041	14,072
Lead (tons)	4,825	4,835
Payable metal quantities sold:
Silver (ounces)	1,545,623	1,493,297
Gold (ounces)	11,509	9,992
Zinc (tons)	12,108	7,885
Lead (tons)	3,623	3,800
Ore grades:
Silver ounces per ton	12.44	12.74
Gold ounces per ton	0.12	0.11
Zinc percent	8.57	8.40
Lead percent	3.14	3.32
Mining cost per ton	$66.89	$72.14
Milling cost per ton	$27.51	$37.70
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$1.58	$5.02

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

The $16.1 million decrease in gross profit during the first quarter of 2014 compared to the same 2013 period was primarily the result of significantly lower average prices for silver, gold, and lead, despite the overall sales volume being higher. Lower silver and lead ore grades and higher staffing levels, partially offset by higher zinc grades also impacted gross profit. In addition, gross profit at Greens Creek was impacted by negative price adjustments to revenues of $0.4 million for the first quarter of 2014 compared to negative price adjustments of $2.7 million for the first quarter of 2013. Price adjustments to revenues result from changes in metals prices between transfer of title of concentrates to buyers and final settlements during the period.  The price adjustments related to zinc and lead contained in concentrate shipments were largely offset by gains and losses on forward contracts for those metals for each period. The price adjustments related to silver and gold were also offset by gains and losses on forward contracts in the first quarter of 2014, as we initiated a forward contract program for those metals in July 2013 (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  The price adjustments and gains and losses on forward contacts discussed above are included in sales.

Mining and milling costs per ton decreased by 7% and 27%, respectively, in the first quarter of 2014 compared to the same period in 2013. The decrease in milling costs was primarily the result of higher availability of less expensive hydroelectric power, the result of higher precipitation levels in Southeastern Alaska. When weather conditions are favorable to maintain lake water levels, the mine relies less on more expensive diesel generated power. Both mining and milling costs were impacted by a decrease in labor costs despite higher staffing; a result of lower medical costs due to refunds related to medical claims in 2013 and lower hourly labor costs.

Depreciation, depletion and amortization expense was 19% more in the first quarter of 2014 compared to the same 2013 period, due primarily to higher production as described above, as the majority of depreciation is calculated on a units-of-production basis.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the first quarter of 2014 compared to the same period of 2013:

As set forth above, Cash Cost, After By-product Credits, per Silver Ounce in the first quarter of 2014 was $1.58, consisting of $26.08 of Cash Cost, Before By-product Credits, per Silver Ounce and $24.50 per ounce of by-product credits, compared to $5.02 in 2013, consisting of $30.27 of Cash Cost, Before By-product Credits, per Silver Ounce and $25.25 per ounce of by-product credits. The decrease in Cash Cost, After By-product Credits, per Silver Ounce was the result of lower mining, milling and treatment costs and slightly lower freight and other costs.

Mining and milling cost per ounce decreased in the first quarter of 2014 compared to 2013 due to a decrease in power and labor costs.

Other cash costs per ounce for the first quarter of 2014 were lower compared to 2013 due to the effect of higher silver production and lower mine license tax.

Treatment costs were lower in the first quarter of 2014 compared to 2013 as a result of lower silver prices, as treatment costs include the value of silver not payable to us through the smelting process.

By-product credits were slightly lower in the first quarter of 2014 compared to 2013 due to lower lead ore grades and lower lead prices.  The difference between what we report as “production” and “payable metal quantities sold” is attributable to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually payable by our smelter customers according to the terms of the smelter contracts.  Differences can also arise from inventory changes incidental to shipping schedules.  The increase in payable quantities sold for the first quarter of 2014 compared to the same period in 2013 is due to the timing of concentrate shipments and increased production during the 2014 period.

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

Likewise, we believe the identification of gold, lead and zinc as by-product credits is appropriate because of their lower economic value compared to silver and due to the fact that silver is the primary product we intend to produce. In addition, we do not receive revenue from any single by-product metal to warrant classification of such as a co-product.

We periodically review our revenues to ensure that reporting of primary products and by-products is appropriate.  Because we consider zinc, lead and gold to be by-products of our silver production, the values of these metals offset operating costs within our calculations of Cash Cost, After By-product Credits, per Silver Ounce.

In the fourth quarter of 2012, we updated our asset retirement obligation ("ARO") at Greens Creek to reflect a preliminary revised reclamation and closure plan having estimated undiscounted costs of approximately $73.9 million, an increase from the $53.4 million in the previous plan. A Record of Decision was completed in late 2013 for proposed expansion of tailings capacity. In addition, in early 2014 we were engaged in negotiations with the U.S. Forest Service and state agencies on their proposed revisions to our previously-submitted reclamation and closure plan. In the first quarter of 2014, we updated our ARO at Greens Creek to reflect a revised reclamation and closure plan having estimated undiscounted costs of approximately $102.7 million, an increase from the $73.9 million in the previous plan, resulting in an increase to the ARO asset and liability of $8.0 million after discounting the estimated costs to present value. As part of the revised closure plan, we will be required to increase our $30 million reclamation bond and are currently evaluating bonding options. The increase in required bonding will be a material amount, and there can be no assurance that this bonding capacity will be available to us.

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2014	2013
Sales	$20,096	$3,801
Cost of sales and other direct production costs	(13,196)	(4,794)
Depreciation, depletion and amortization	(2,196)	(1,328)
Gross profit (loss)	$4,704	$(2,321)
Tons of ore milled	79,089	13,926
Production:
Silver (ounces)	699,605	120,492
Lead (tons)	4,810	706
Zinc (tons)	2,050	200
Payable metal quantities sold:
Silver (ounces)	639,017	100,452
Lead (tons)	3,957	557
Zinc (tons)	1,395	150
Ore grades:
Silver ounces per ton	9.38	9.45
Lead percent	6.49	5.71
Zinc percent	3.00	2.19
Mining cost per ton	$80.99	122.49
Milling cost per ton	$20.59	58.76
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$9.60	$36.55

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

Following a special impact inspection by MSHA at the end of 2011, production at Lucky Friday was suspended through all of 2012, with limited production recommencing in February 2013. The special impact inspection resulted in an order to remove built-up cementitious material from the Silver Shaft, a one-mile deep, concrete-lined shaft from the surface that provides the primary access to underground workings. During the suspension, we also removed unused utilities, constructed a water ring to prevent ice from forming in the winter, installed a new power cable, and installed a metal brattice designed to better partition the compartments in the shaft. Upon completion of work on the Silver Shaft in the first quarter of 2013, we constructed a haulage way bypass around an area impacted by a rock burst in 2011. Completion of the Silver Shaft project also enabled work to resume on the #4 shaft project (discussed below). Care and maintenance costs incurred in the first quarter of 2013 during the suspension of production totaled $1.5 million, which is net of a $1.5 million credit for business interruption insurance proceeds. These costs are included in a separate line item under Other operating expenses on the Condensed Consolidated Statement of Operations and Comprehensive Income (Unaudited). A full historical production level was attained in the third quarter of 2013, and was sustained through the first quarter of 2014.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the first quarter of 2014 compared to the same period of 2013:

As set forth above, Cash Cost, After By-product Credits, per Silver Ounce in the first quarter of 2014 was $9.60, consisting of $25.62 of Cash Cost, Before By-product Credits, per Silver Ounce and $16.02 per ounce of by-product credits, compared to $36.55 in 2013, consisting of $49.92 of Cash Cost, Before By-product Credits, per Silver Ounce and $13.37 per ounce of by-product credits. The decrease in Cash Cost, After By-product Credits, per Silver Ounce was the result of increased production in the first quarter of 2014, as we ramped-up production during 2013 following the suspension period discussed above.

In its second quarter of full production since the suspension described above, Lucky Friday operations in the first quarter of 2014 have returned to levels of production and cost performance more consistent with operating history than during restart of operations in the first quarter of 2013. While we believe that the mine will continue to operate at a throughput rate comparable to that of the first quarter of 2014 through the balance of the year, there can be no assurance that economic, operational, or regulatory issues will not intervene and result in adverse effects on operations.

Cash Cost, After By-product Credits, per Silver Ounce, as well as mining and milling costs per ton for the first quarter of 2013 were higher than levels realized during historical periods of operating at full production. The higher per-unit costs were primarily due to lower production, as mine output was limited until all production areas came on line in the third quarter of 2013. The suspension-related costs discussed above are excluded from the calculations of Cash Cost, After By-product Credits, per Silver Ounce and mining and milling costs per ton.

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

Likewise, we believe the identification of lead and zinc as by-product credits is appropriate because of their lower economic value compared to silver and due to the fact that silver is the primary product we intend to produce. In addition, we do not receive revenue from any single by-product metal to warrant classification of such as a co-product.

We periodically review our revenues to ensure that reporting of primary products and by-products is appropriate.  Because we consider zinc and lead to be by-products of our silver production, the values of these metals offset operating costs within our calculations of Cash Cost, After By-product Credits, per Silver Ounce.

The #4 Shaft project, an internal shaft at the Lucky Friday mine, is expected, upon its completion, to provide deeper access in order to extend the mine's operational life.  We commenced engineering and construction activities on the #4 Shaft in late 2008, and our Board of Directors gave its final approval of the project in August 2011.  Construction of the #4 Shaft as currently designed is expected to cost approximately $215 million, including approximately $138 million already spent as of March 31, 2014, with completion expected in 2016.  As discussed above, the #4 Shaft sinking activities were temporarily suspended until cleanup work in the Silver Shaft was completed in early 2013. We believe that our current capital resources will allow us to complete the project.  However, there are a number of factors that could affect completion of the project, including:  (i) a significant decline in metals prices, (ii) a reduction in available cash or credit, whether arising from decreased cash flow or other uses of available cash, (iii) increased regulatory burden, or (iv) a significant increase in operating or capital costs.

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

The Casa Berardi Segment

On June 1, 2013, we completed the acquisition of all of the issued and outstanding common shares of Aurizon Mines, Ltd. ("Aurizon") for total consideration of CDN$740.8 million (US$714.5 million). The acquisition gave us 100% ownership of the producing Casa Berardi mine, along with interests in various gold exploration properties in the Abitibi region of north-western Quebec, Canada.

The following is information on the operating results and key production statistics of our Casa Berardi segment (dollars are in thousands, except for per ton and per ounce amounts):

Three Months Ended March 31, 2014
Sales	$42,096
Cost of sales and other direct production costs	(27,808)
Depreciation, depletion and amortization	(8,581)
Gross profit	$5,707
Tons of ore milled	186,143
Production:
Gold (ounces)	31,259
Silver (ounces)	5,111
Payable metal quantities sold:
Gold (ounces)	32,456
Silver (ounces)	5,063
Ore grades:
Gold ounces per ton	0.19
Silver ounces per ton	0.031
Mining cost per ton	$121.15
Milling cost per ton	$22.78
Cash Cost, After By-product Credits, per Gold Ounce (1)	$886

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

As of March 31, 2014, work crews had approximately 35 meters remaining on a 340 meter project initiated by Aurizon to deepen the West Mine Shaft. During the first quarter of 2014, the level 1010 station was completed, and two of three benches in the loading pocket at the 1055 level were completed. Completion of the project, including shaft infrastructure, loading pockets, shaft lining, services and steel, is expected late in the third quarter of 2014, with commissioning to follow. The deepening of the shaft is expected to lower operating costs in future years as the mining horizon deepens and eventually provide a platform for deeper exploration.

Recent mine enhancements include a new paste backfill facility and a concrete plant, which, we believe, will improve operational efficiency. In addition, a new dry house facility was completed in March 2014 at the West Mine, which will provide greater flexibility and efficiency for the underground miners, as this facility is located much closer to the main mine access than the existing facility.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for the first quarter of 2014:

As set forth above, Cash Cost, After By-product Credits, per Gold Ounce in the first quarter of 2014 was $886.28, consisting of $889.61 of Cash Cost, Before By-product Credits, per Gold Ounce and $3.33 per ounce of by-product credits.

We believe the identification of silver as a by-product credit is appropriate at Casa Berardi because of its lower economic value compared to gold and due to the fact that gold is the primary product we intend to produce there. In addition, we do not receive sufficient revenue from silver at Casa Berardi to warrant classification of such as a co-product. Because we consider silver to be a by-product of our gold production at Casa Berardi, the value of silver offsets operating costs within our calculations of Cash Cost, After By-product Credits, per Gold Ounce.

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans, while affording a significant benefit to our employees, also represent a significant liability. The liability recorded for the funded status of our plans was $33.4 million and $32.0 million, respectively, as of March 31, 2014 and December 31, 2013. In April 2014, we contributed approximately $2.0 million, par value, of our Notes to our funded pension plan, and expect to contribute a total of $7.5 million, par value, over the course of 2014 (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information). While the economic variables which will determine future cash requirements are uncertain, we expect contributions to be required in future years. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Income Taxes

We continue to have a net deferred tax asset in the U.S. and a net deferred tax liability in Canada. Our U.S. net deferred tax asset at March 31, 2014, totaled $117.6 million, or 5% of total assets, an increase of $3.1 million from the $114.5 million net deferred tax asset at December 31, 2013. The largest component of the deferred tax asset is net operating loss carryforwards which are available to be applied against future taxable income. The next largest component is deferred reclamation, of which the majority should be realized in the current year, assuming adequate taxable income. Each reporting period we assess our deferred tax assets utilizing long-range forecasts to provide reasonable assurance that they will be realized through future earnings. At March 31, 2014, we retained a valuation allowance on U.S. deferred tax assets of $3.5 million primarily for foreign tax credits. A $24.2 million valuation allowance remains on deferred tax assets in foreign jurisdictions.

Our net Canadian deferred tax liability at March 31, 2014, was $160.8 million, a decrease of $5.1 million from the $165.9 million net deferred tax liability at December 31, 2013. The deferred tax liability is the result of the acquisition of Aurizon completed on June 1, 2013, and is primarily related to the excess of the fair market value of the assets acquired over the tax bases of those assets for Canadian tax reporting, with the majority of that value allocated to mineral resources and reserves.

Our effective tax rate for the three months ended March 31, 2014, was 24% compared to 40% for the three months ended March 31, 2013. The change in the effective tax rate is primarily due to the effects of the U.S. deduction for percentage depletion and the impact of taxation in foreign jurisdictions.

Reconciliation of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The tables below present reconciliations between the non-GAAP measures of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits to the GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization for our operations at the Greens Creek, Lucky Friday, and Casa Berardi units for the three-month periods ended March 31, 2014 and 2013 (in thousands, except costs per ounce).

Cash Cost, After By-product Credits is an important operating statistic that we utilize to measure each mine's operating performance. It also allows us to benchmark the performance of each of our mines versus those of our competitors. As a primary silver mining company, we also use the statistic on an aggregate basis - aggregating the Greens Creek and Lucky Friday mines - to compare our performance with that of other primary silver mining companies. With regard to Casa Berardi, we use Cash Cost, After By-product Credits to compare its performance with other gold mines. Similarly, the statistic is useful in identifying acquisition and investment opportunities as it provides a common tool for measuring the financial performance of other mines with varying geologic, metallurgical and operating characteristics.

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

As depicted in the Greens Creek Unit and the Lucky Friday Unit tables below, by-product credits comprise an essential element of our silver unit cost structure distinguishing our silver operations due to the polymetallic nature of their orebodies. By-product credits included in our presentation of Cash Cost, After By-product Credits, per Silver Ounce include:

	Total, Greens Creek and Lucky Friday Units
	Three months ended March 31,
	2014	2013
By-product value, all silver properties:
Zinc	$22,956	$19,117
Gold	16,260	18,268
Lead	15,767	9,192
Total by-product credits	$54,983	$46,577

By-product credits per silver ounce, all silver properties
Zinc	$9.23	$10.05
Gold	6.54	9.61
Lead	6.34	4.84
Total by-product credits	$22.11	$24.50

By-product credits included in our presentation of Cash Cost, After By-product Credits, per Gold Ounce for our Casa Berardi Unit include:

Casa Berardi Unit (2)
Three months ended March 31,
2014
Silver by-product value	$104
Silver by-product credits per gold ounce	$3.33

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

Dollars are in thousands (except per ounce amounts)	Total, Greens Creek and Lucky Friday Units
	Three Months Ended March 31,
	2014	2013
Cash Cost, Before By-product Credits (1)	$64,519	$59,923
By-product credits	(54,983)	(46,577)
Cash Cost, After By-product Credits	9,536	13,346
Divided by ounces produced	2,487	1,901
Cash Cost, Before By-product Credits, per Silver Ounce Produced	$25.94	$31.52
By-product Credits per Silver Ounce Produced	$(22.11)	$(24.50)
Cash Cost, After By-product Credits, per Silver Ounce Produced	$3.83	$7.02
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$9,536	$13,346
Depreciation, depletion and amortization	17,222	14,007
Treatment costs	(19,906)	(18,597)
By-product credits	54,983	46,577
Change in product inventory	4,795	(4,604)
Reclamation and other costs	525	103
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$67,155	$50,832

Dollars are in thousands (except per ounce amounts)	Greens Creek Unit
	Three Months Ended March 31,
	2014	2013
Cash Cost, Before By-product Credits (1)	$46,599	$53,908
By-product credits	(43,777)	(44,966)
Cash Cost, After By-product Credits	2,822	8,942
Divided by ounces produced	1,787	1,781
Cash Cost, Before By-product Credits, per Silver Ounce	$26.08	$30.27
By-product Credits per Silver Ounce	$(24.50)	$(25.25)
Cash Cost, After By-product Credits, per Silver Ounce	$1.58	$5.02
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$2,822	$8,942
Depreciation, depletion and amortization	15,026	12,679
Treatment costs	(15,389)	(17,813)
By-product credits	43,777	44,966
Change in product inventory	4,999	(4,162)
Reclamation and other costs	528	99
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$51,763	$44,711

Dollars are in thousands (except per ounce amounts)	Lucky Friday Unit
	Three Months Ended March 31,
	2014	2013
Cash Cost, Before By-product Credits (1)	$17,920	$6,015
By-product credits	(11,206)	(1,611)
Cash Cost, After By-product Credits	6,714	4,404
Divided by ounces produced	700	120
Cash Cost, Before By-product Credits, per Silver Ounce	$25.62	$49.92
By-product Credits per Silver Ounce	$(16.02)	$(13.37)
Cash Cost, After By-product Credits, per Silver Ounce	$9.60	$36.55
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$6,714	$4,404
Depreciation, depletion and amortization	2,196	1,328
Treatment costs	(4,517)	(784)
By-product credits	11,206	1,611
Change in product inventory	(204)	(442)
Reclamation and other costs	(3)	4
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$15,392	$6,121

	Casa Berardi Unit (2)
	Three months ended March 31,
	2014	2013
Cash Cost, Before By-product Credits (1)	$27,808	$—
By-product credits	(104)	—
Cash Cost, After by-product credits	27,704	—
Divided by gold ounces produced	31.26	—
Cash Cost, Before By-product Credits, per Gold Ounce	889.61	—
By-product Credits per Gold Ounce	(3.33)	—
Cash Cost, After By-product Credits, per Gold Ounce	$886.28	$—
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$27,704	$—
Depreciation, depletion and amortization	8,581	—
Treatment costs	(98)	—
By-product credits	104	—
Change in product inventory	(107)	—
Reclamation and other costs	205	—
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$36,389	$—

	Total, All Locations
	Three months ended March 31,
	2014	2013
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$37,240	$13,346
Depreciation, depletion and amortization	25,803	14,007
Treatment costs	(20,004)	(18,597)
By-product credits	55,087	46,577
Change in product inventory	4,688	(4,604)
Reclamation and other costs	730	103
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$103,544	$50,832

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

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	March 31, 2014	December 31, 2013
Cash and cash equivalents held in U.S. dollars	$180.8	$166.5
Cash and cash equivalents held in foreign currency	26.8	45.7
Total cash and cash equivalents	207.6	212.2
Marketable equity securities - non-current	8.7	7.0
Total cash, cash equivalents and investments	$216.3	$219.2

Cash and cash equivalents decreased by $4.6 million in the first three months of 2014, as discussed below, while the value of non-current marketable equity securities increased by $1.7 million (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

On April 12, 2013, we completed an offering of Notes in the total principal amount of US$500 million, as discussed in Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited). The net proceeds from the offering of the Notes of $490 million were used to partially fund the acquisition of Aurizon and for general corporate purposes, including expenses related to the Aurizon acquisition. In addition, on April 14, 2014, we entered into an agreement with the Hecla Mining Company Retirement Plan Trust pursuant to which we agreed to contribute to the trust over the course of 2014 approximately $7.5 million in aggregate principal amount of the Notes, including $2.0 million in aggregate principal amount of the Notes which were contributed on April 14, in order to satisfy the funding requirement for our funded pension plan for 2014. The Notes are due May 1, 2021 and bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for.  Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013.

In 2011, we settled Hecla Limited's Coeur d'Alene Basin environmental litigation and related claims pursuant to a Consent Decree entered by the Court on September 8, 2011.  Payments of approximately $168 million, $25 million, and $15 million (and related interest) were made in October 2011, 2012, and 2013, respectively, pursuant to the terms of the Consent Decree. Hecla Limited's remaining obligation under the Consent Decree consists of approximately $55.4 million due by August 2014, payable in quarterly payments as proceeds from the exercise of any outstanding Series 1 and Series 3 warrants are received (if any), with the remaining balance, if any, due in August 2014.

The #4 Shaft project, which is discussed further in the Lucky Friday Segment section above, is expected to involve capital expenditures of approximately $215 million through 2016, including approximately $138 million that has been spent on the project as of March 31, 2014.

Pursuant to our common stock dividend policy described in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), our Board of Directors declared and paid dividends on common stock totaling $0.9 million in the first quarter of 2014 and $3.6 million in the first quarter of 2013. On May 5, 2014, our Board of Directors declared a dividend on common stock totaling $0.9 million payable in June 2014. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

On March 3, 2014, the Board of Directors granted 1,345,072 restricted stock units to employees for payment of approximately $4.6 million in annual and long-term incentive compensation for the period ended December 31, 2013.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of March 31, 2014, 400,300 shares have been repurchased under the program, at an average price of $5.56 per share, leaving 19.6 million shares that may yet be purchased under the program. The closing price of our common stock at May 2, 2014, was $3.11 per share.

As discussed in The Greens Creek Segment section above, we anticipate that in 2014 we will complete a revised plan for reclamation and closure of the Greens Creek mine. Preliminary work on the plan has led us to believe that it will result in an increase in estimated closure costs, which will require us to increase our current $30 million reclamation bond for Greens Creek. Although we do not know the amount of such increase, it likely will be a material amount, and there can be no assurance that this bonding capacity will be available to us at that time.

As a result of our current cash balances the performance of our current operations, current metals prices, and full availability of our $100 million revolving credit agreement, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing (including equity issuances) if needed will be adequate to meet our obligations during the next 12 months. These obligations include, but are not limited to: debt service obligations related to the Notes, the required environmental settlement payments previously discussed, capital outlays for the #4 Shaft project and other capital expenditures potential repurchases of our common stock under the program described above, and payment of common stock dividends, if declared by our board of directors.  We currently estimate that a total of approximately $150 million will be spent on capital expenditures, primarily for equipment, infrastructure, and development at our mines in 2014.  We also estimate that exploration and pre-development expenditures will total approximately $18 million in 2014. However, capital, exploration, and pre-development expenditures may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate costs, sources of liquidity available to us, and other factors. However, a sustained downturn in metals prices or significant increase in operational or capital costs, other uses of cash, or other factors beyond our control could impact our plans.

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash provided by operating activities (in millions)	$30.4	$11.4

Cash provided by operating activities in the first quarter of 2014 increased by $19.0 million compared to the same period in 2013 primarily due to higher income, as adjusted for non-cash items. The higher income is primarily due to the addition of the Casa Berardi mine in June 2013 and increased production at the Lucky Friday mine (see the Casa Berardi Segment and Lucky Friday Segment sections above). Working capital and other operating asset and liability changes resulted in a net cash flow increase of $6.3 million in the first three months of 2014 compared to a net decrease in cash flows of $0.2 million in the 2013 period.   The $6.5 million variance in working capital changes is attributed to lower product inventory balances, partially offset by higher accounts receivable balances, due to the timing of shipments at Greens Creek, and higher accrued taxes due to the timing of income tax payments. These factors were partially offset by a larger reduction to accounts payable as a result of decreased capital spending at Greens Creek and Lucky Friday and lower accrued payroll and related benefits due mainly to the timing of payment of incentive compensation related to prior-year performance.

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash used in investing activities (in millions)	$(29.4)	$(28.2)

During the first quarter of 2014 we invested $26.9 million in capital expenditures, not including $2.2 million in non-cash capital lease additions, an increase of $1.1 million compared to the same period in 2013 due to expenditures at the Casa Berardi unit acquired in June 2013.  During the first quarter of 2014, restricted investments related to reclamation bonding at the Casa Berardi unit increased by $2.5 million. We purchased marketable securities having a cost basis of $2.6 million during the first quarter of 2013.

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash used in financing activities (in millions)	$(3.9)	$(5.5)

During the first three months of 2014 and 2013, we paid cash dividends on our common stock totaling $0.9 million and cash dividends of $0.1 million on our Series B Preferred Stock. We made repayments on our capital leases of $2.4 million and $1.5 million in the three month periods ended March 31, 2014 and 2013, respectively.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our litigation settlement, outstanding purchase orders, certain capital expenditures, our credit facility and lease arrangements as of March 31, 2014 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligations (1)	$5,294	—	—	$—	$5,294
Commitment fees (2)	500	667	—	—	1,167
Contractual obligations (3)	5,870	—	—	—	5,870
Capital lease commitments (4)	8,903	13,080	1,601	—	23,584
Operating lease commitments (5)	2,848	2,631	2,321	1,994	9,794
Coeur d'Alene Basin litigation settlement (6)	55,437	—	—	—	55,437
Surety maintenance fees (6)	154	—	—	—	154
Defined benefit pension plans (7)	7,478	—	—	—	7,478
Supplemental executive retirement plan (7)	343	708	744	2,304	4,099
Notes (8)	34,375	68,750	68,750	571,615	743,490
Total contractual cash obligations	$121,202	$85,836	$73,416	$575,913	$856,367

(1)

Consist of open purchase orders of approximately $0.7 million at the Greens Creek unit, $1.8 million at the Lucky Friday unit and $2.7 million at the Casa Berardi unit.  Included in these amounts are approximately $0.3 million, $1.4 million, and $0.8 million related to various capital projects at the Greens Creek, Lucky Friday and Casa Berardi units, respectively.

(2)

We have a $100 million revolving credit agreement under which we are required to pay a standby fee of 0.5% per annum on undrawn amounts under the revolving credit agreement. There was no amount drawn under the revolving credit agreement as of March 31, 2014, and the amounts above assume no amounts will be drawn during the agreement's term.  For more information on our credit facility, see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)	As of March 31, 2014, we were committed to approximately $5.9 million for various non-capital items.

(4)

Includes scheduled capital lease payments of $20.8 million and $2.8 million (including interest), respectively, for equipment at our Greens Creek and Lucky Friday units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

(6)

On September 8, 2011, a Consent Decree settling the Coeur d'Alene Basin environmental litigation and related claims was entered by the U.S. District Court in Idaho. As of March 31, 2014, our remaining obligation under the terms of the settlement is approximately $55.4 million by August 2014, as quarterly payments of the proceeds from the exercise of any outstanding Series 1 and Series 3 warrants during the quarter, with the remaining balance, if any, due in August 2014. These payments are secured by a third party surety for which Hecla Limited pays an annual maintenance fee of 0.556% of the remaining obligation balance.

(7)

We sponsor defined benefit pension plans covering substantially all U.S. employees and provide certain post-retirement benefits for qualifying retired employees, along with a supplemental executive retirement plan. These amounts represent our estimate of the future funding requirements for these plans.  We believe we will have funding requirements related to our defined benefit plans beyond one year; however, such obligations are not fixed in nature and are difficult to estimate, as they involve significant assumptions. On April 14, 2014, we entered into an agreement with the Hecla Mining Company Retirement Plan Trust pursuant to which we agreed to contribute to the trust over the course of 2014 approximately $7.5 million in aggregate principal amount of the Notes, including $2.0 million in aggregate principal amount of the Notes which were contributed on April 14, in order to satisfy the funding requirement for our funded pension plan for 2014. On the same day we filed a registration statement with the SEC for resale of the Notes that we agreed to contribute to the trust. See Note 7 and Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

(8)

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021 (the "Notes"). See Note 9 of Notes to Condensed Consolidated Financial Statements for more information. On April 14, 2014, we issued an additional $2 million aggregate principal of Notes. The Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for. Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013.

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At March 31, 2014, our liabilities for these matters totaled $114.0 million, including $55.4 for the net present value of Hecla Limited's liability relating to the Coeur d'Alene River Basin in North Idaho.   On September 8, 2011 a Consent Decree settling the Coeur d'Alene Basin environmental litigation and related claims was entered by the U.S. District Court in Idaho.  See the Financial Liquidity and Capital Resources section above for more information on the financial terms of the settlement.  Future expenditures related to closure, reclamation and environmental expenditures at our other sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At March 31, 2014, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2013. As described in Note 1, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under Item 1A. — Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2013, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in Exchange-Traded Funds, and industrial and consumer demand, while demand for gold is primarily driven by investment and consumer demand.  Investment demand for silver and gold has been relatively strong over the past three years and is influenced by various factors, including:  the value of the U.S. Dollar and other currencies, expanding U.S. budget deficits, widening availability of exchange-traded commodity funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertain economic conditions could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth.  Consumer demand is driven significantly by demand for jewelry and similar retail products. We believe that global economic conditions are improving, though slowly and unevenly, and that industrial trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued demand growth for silver and gold.  However, there can be no assurance that these trends will continue or as to how they will impact prices of the metals we produce. We are also impacted by fluctuations in prices for zinc and lead, which are also tied to economic conditions and the amount of available supply. We have recorded impairments to our asset carrying value in the past because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

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

Sales of all metals products sold directly to smelters are recorded as revenues when title and risk of loss transfer to the smelter (generally at the time of shipment) at estimated forward metals prices for the estimated month of settlement. Due to the time elapsed between the time of shipment to the smelter and final settlement with the smelter, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales and trade accounts receivable are adjusted to estimated settlement metals prices until final settlement by the smelter. Changes in metals prices between shipment and final settlement result in changes to revenues and accounts receivable previously recorded upon shipment.  As a result, our trade accounts receivable balances are subject to changes in metals prices until final settlement occurs.  For more information, see part N. Revenue Recognition of Note 1 of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2013.

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

Obligations for Environmental, Reclamation and Closure Matters

Accrued reclamation and closure costs represents a significant liability on our balance sheet. Of our $114.0 million total accrued reclamation and closure cost balance as of March 31, 2014, approximately $55.4 million is fixed by the terms of the Coeur d'Alene Basin litigation settlement, with much of the remaining balance subject to uncertainty. We have estimated our liabilities under appropriate accounting guidance, and on at least an annual basis - and more frequently if warranted - management reviews our liabilities with our Audit Committee. However, the ranges of liability could exceed the liabilities recognized. If substantial damages were awarded, claims were settled, or remediation costs incurred in excess of our accruals, our financial results or condition could be materially adversely affected.

Mineral Reserves

Critical estimates are inherent in the process of determining our reserves. Our reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. Metals prices are estimated at long-term averages, as described in Item 2. — Property Descriptions in our annual report on Form 10-K filed for the year ended December 31, 2013. Our assessment of reserves occurs at least annually, and periodically utilizes external audits.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at March 31, 2014, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Part II, Item 1A. – Risk Factors ).

Provisional Sales

Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfers to the smelter (generally at the time of shipment) at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the smelter and the final settlement with the smelter we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the smelter.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us of our annual report filed on Form 10-K for the year ended December 31, 2013 for more information).  At March 31, 2014, metals contained in concentrates and exposed to future price changes totaled approximately 1.7 million ounces of silver, 7,831 ounces of gold, 18,847 tons of zinc, and 5,126 tons of lead.  If the price for each metal were to change by ten percent, the change in the total value of the concentrates sold would be approximately $8.8 million.  However, as discussed in Commodity-Price Risk Management above, we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

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

We use financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of sale and final settlement.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At March 31, 2014 we recorded a current asset of approximately $0.9 million, which is included in other current assets, for the fair value of the contracts. We recognized a $19 thousand net loss on the contracts during the first quarter of 2014, which is included in sales of products.  The net loss recognized on the contracts offset price adjustments on our provisional concentrate sales related to changes to silver, gold, zinc and lead prices between the time of sale and final settlement.

We also use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.  These contracts also do not qualify for hedge accounting and are marked-to-market through earnings each period.  At March 31, 2014, we recorded a current asset of $5.0 million, which is included in other current assets, and a non-current asset of $7.4 million, which is included in other non-current assets, for the fair value of the contracts. We recognized a $9.5 million net gain on the contracts, which includes $2.0 million in gains realized on settled contracts during the first quarter of 2014. The net gains on these contracts are included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.  The gains recognized during the first quarter of 2014 are the result of decreasing lead and zinc prices through the end of the period and contacts with settlement prices that are higher than spot prices.  This program is designed and intended to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following table summarizes the quantities of metals committed under forward sales contracts at March 31, 2014:

	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2014 settlements	1,590	7	29,817	9,755	$20.15	$1,304	$0.91	$0.95

Contracts on forecasted sales
2014 settlements	—	—	29,652	21,054	N/A	N/A	$0.99	$1.05
2015 settlements	—	—	45,635	40,179	N/A	N/A	$0.96	$1.07
2016 settlements	—	—	9,094	31,030	N/A	N/A	$0.94	$1.03

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates of the currencies involved, particularly between the U.S. dollar and Canadian dollar. On June 1, 2013, we completed the acquisition of Aurizon Mines Ltd., which gave us ownership of the Casa Berardi mine and various mineral interests in Quebec, Canada. We have determined that the functional currency for our Canadian operations is the U.S. dollar. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from Canadian dollars to U.S. dollars are recorded to earnings each period. For the three months ended March 31, 2014, we recognized a net foreign exchange gain of $4.1 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. We currently do not utilize forward contracts or other contracts to manage our exposure to foreign currency fluctuations, but we may do so in the future. A one percent change in the exchange rate between the U.S. dollar and Canadian dollar from the rate at March 31, 2014 would have resulted in a change of approximately $1.5 million in our net foreign exchange gain.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of March 31, 2014, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Item 1A – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2013 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results.

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

HECLA MINING COMPANY
(Registrant)

Date:	May 6, 2014	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	May 6, 2014	By:	/s/ James A. Sabala
James A. Sabala, Senior Vice President and
Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – March 31, 2014

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

4.3

Indenture dated as of April 12, 2013 among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 15, 2013 (File No. 1-8491), and incorporated herein by reference.

10.1

Third Amended and Restated Credit Agreement effective February 14, 2014, by and among Hecla Mining Company, Hecla Limited, Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrowers, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.1 Registrant's Current Report on Form 8-K on February 18, 2014 (File No. 1-8491), and incorporated herein by reference.

10.2

Form of Change of Control Agreement entered into on February 21, 2014, between Registrant and each of Phillips S. Baker, Jr., James A. Sabala, Lawrence P. Radford, Dean W.A. McDonald, David C. Sienko and Don Poirier. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K on February 25, 2014 (File No. 1-8491), and incorporated herein by reference. (1)

10.3	Amended Key Employee Deferred Compensation Plan. Filed as exhibit 10.2 to Registrant’s Current Report on Form 8-K on February 25, 2014 (File No. 1-8491), and incorporated herein by reference. (1)

10.4	Amended 2010 Stock Incentive Plan. Filed as exhibit 10.3 to Registrant’s Current Report on Form 8-K on February 25, 2014 (File No. 1-8491), and incorporated herein by reference. (1)

10.5	Hecla Mining Company Annual Incentive Plan. Filed as exhibit 10.4 to Registrant’s Current Report on Form 8-K on February 25, 2014 (File No. 1-8491), and incorporated herein by reference. (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act. *

101.INS	XBRL Instance. **

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation.**

101.DEF	XBRL Taxonomy Extension Definition.**

101.LAB	XBRL Taxonomy Extension Labels.**

101.PRE	XBRL Taxonomy Extension Presentation.**

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