Form 10-Q
period 2014-09-30
HECLA MINING CO/DE/
filed 2014-11-05
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      .    No XX.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding November 3, 2014
Common stock, par value $0.25 per share	367,376,863

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended September 30, 2014

INDEX*

*Items 2, 3 and 5 of Part II are omitted as they are not applicable.

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$222,360	$212,175
Accounts receivable:
Trade	17,433	17,672
Other, net	9,767	20,893
Inventories:
Concentrates, doré, and stockpiled ore	20,335	27,740
Materials and supplies	20,676	21,097
Current deferred income taxes	20,352	35,734
Other current assets	7,516	8,324
Total current assets	318,439	343,635
Non-current investments	7,022	7,019
Non-current restricted cash and investments	883	5,217
Properties, plants, equipment and mineral interests, net	1,829,500	1,791,601
Non-current deferred income taxes	93,169	78,780
Other non-current assets and deferred charges	3,440	5,867
Total assets	$2,252,453	$2,232,119
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$45,788	$51,152
Accrued payroll and related benefits	22,586	18,769
Accrued taxes	6,319	7,881
Current portion of capital leases	8,470	8,471
Current portion of accrued reclamation and closure costs	2,236	58,425
Other current liabilities	15,643	6,781
Total current liabilities	101,042	151,479
Capital leases	10,890	14,332
Accrued reclamation and closure costs	56,793	46,766
Long-term debt	498,183	490,726
Non-current deferred tax liability	156,712	164,861
Other noncurrent liabilities	42,466	37,536
Total liabilities	866,086	905,700
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, authorized 500,000,000 shares; issued and outstanding 2014 — 366,888,140 shares and 2013 — 342,663,381 shares	92,261	85,896
Capital surplus	1,484,969	1,426,845
Accumulated deficit	(157,148)	(154,982)
Accumulated other comprehensive loss	(24,894)	(26,299)
Less treasury stock, at cost; 2014 — 2,151,482 and 2013 — 921,721 shares issued and held in treasury	(8,860)	(5,080)
Total shareholders’ equity	1,386,367	1,326,419
Total liabilities and shareholders’ equity	$2,252,453	$2,232,119

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Sales of products	$135,507	$106,629	$378,796	$268,409
Cost of sales and other direct production costs	86,680	66,937	235,460	163,770
Depreciation, depletion and amortization	26,804	19,006	80,342	53,224
	113,484	85,943	315,802	216,994
Gross profit	22,023	20,686	62,994	51,415
Other operating expenses:
General and administrative	7,884	7,720	23,984	22,141
Exploration	5,797	5,797	13,086	18,511
Pre-development	391	3,444	1,247	12,747
Other operating expense	442	283	1,853	170
Provision (credit) for closed operations and reclamation	1,238	933	3,609	4,572
Aurizon acquisition costs	—	768	—	26,368
	15,752	18,945	43,779	84,509
Income (loss) from operations	6,271	1,741	19,215	(33,094)
Other income (expense):
Gain (loss) on derivative contracts	(411)	(4,564)	(2,560)	23,516
Gains on sale of investments	—	—	—	197
Unrealized loss on investments	(2,830)	—	(2,750)	—
Foreign exchange gain (loss)	7,299	(1,473)	6,051	(1,084)
Interest and other income	32	644	208	827
Interest expense, net of amount capitalized	(6,505)	(7,348)	(20,307)	(14,506)
	(2,415)	(12,741)	(19,358)	8,950
Income (loss) before income taxes	3,856	(11,000)	(143)	(24,144)
Income tax benefit (provision)	(180)	2,542	1,062	1,922
Net income (loss)	3,676	(8,458)	919	(22,222)
Preferred stock dividends	(138)	(138)	(414)	(414)
Income (loss) applicable to common shareholders	$3,538	$(8,596)	$505	$(22,636)
Comprehensive income:
Net income (loss)	$3,676	$(8,458)	$919	$(22,222)
Reclassification of net gain on sale of marketable securities included in net income	2,425	—	2,425	(197)
Defined benefit pension plan costs	—	3,366	(1,192)	3,366
Unrealized holding gains (losses) on investments	(149)	(877)	205	(5,455)
Comprehensive income (loss)	$5,952	$(5,969)	$2,357	$(24,508)
Basic income (loss) per common share after preferred dividends	$0.01	$(0.03)	$0.00	$(0.07)
Diluted income (loss) per common share after preferred dividends	$0.01	$(0.03)	$0.00	$(0.07)
Weighted average number of common shares outstanding - basic	359,472	342,638	348,801	310,601
Weighted average number of common shares outstanding - diluted	362,262	342,638	354,673	310,601
Cash dividends declared per common share	$0.0025	$0.0025	$0.0075	$0.0075

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended

	September 30, 2014	September 30, 2013
Operating activities:
Net income (loss)	$919	$(22,222)
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	81,116	55,279
Gain on sale of investments	—	(195)
Unrealized loss (gain) on investments	2,750	(327)
Gain on disposition of properties, plants, equipment, and mineral interests	(49)	(125)
Provision for reclamation and closure costs	3,646	1,701
Stock compensation	3,826	3,253
Deferred income taxes	(5,859)	(1,304)
Amortization of loan origination fees	1,703	905
(Gain) loss on derivative contracts	6,458	(15,589)
Foreign exchange gain	(5,932)	(711)
Other non-cash items, net	(914)	442
Change in assets and liabilities:
Accounts receivable	10,952	(14,711)
Inventories	7,125	(1,923)
Other current and non-current assets	(1,097)	(793)
Accounts payable and accrued liabilities	(4,446)	8,574
Accrued payroll and related benefits	10,205	(281)
Accrued taxes	(1,541)	(10,458)
Accrued reclamation and closure costs and other non-current liabilities	(50,094)	3,565
Cash provided by operating activities	58,768	5,080
Investing activities:
Additions to properties, plants, equipment and mineral interests	(90,697)	(112,806)
Acquisition of Aurizon, net of cash acquired	—	(321,117)
Proceeds from sale of investments	—	1,772
Proceeds from disposition of properties, plants and equipment	447	126
Purchases of investments	(580)	(5,738)
Changes in restricted cash and investment balances	4,334	(36)
Net cash used in investing activities	(86,496)	(437,799)
Financing activities:
Proceeds from exercise of warrants	54,418	—
Acquisition of treasury shares	(3,740)	(286)
Dividends paid to common shareholders	(2,629)	(5,134)
Dividends paid to preferred shareholders	(414)	(414)
Debt issuance and loan origination fees	(705)	(1,244)
Borrowings on debt	—	490,000
Repayments of capital leases	(6,893)	(5,171)
Net cash provided by (used in) financing activities	40,037	477,751
Effect of exchange rates on cash	(2,124)	1,820
Net increase (decrease) in cash and cash equivalents	10,185	46,852
Cash and cash equivalents at beginning of period	212,175	190,984
Cash and cash equivalents at end of period	$222,360	$237,836
Significant non-cash investing and financing activities:
Addition of capital lease obligations	$3,450	$7,674
Stock issued for the acquisition of Aurizon	$—	$218,302
Increase in asset retirement obligations	$8,210	$—
Payment of accrued compensation in restricted stock units	$4,600	$—
Senior Notes contributed to pension plan, par value	$6,500	$—

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1.    Basis of Preparation of Financial Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements and notes to the unaudited interim condensed consolidated financial statements contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company and its consolidated subsidiaries (“we” or “our” or “us”).  These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2013, as it may be amended from time to time.

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

Note 2.    Investments and Restricted Cash

Investments

At September 30, 2014 and December 31, 2013, respectively, the fair value of our non-current investments was $7.0 million.  Our non-current investments consist of marketable equity securities, which are carried at fair value as they are classified as “available-for-sale.” The cost bases of our non-current investments were approximately $7.6 million and $10.0 million, respectively, at September 30, 2014 and December 31, 2013. During the third quarter of 2014, we recognized $2.5 million in current earnings on an impairment of equity shares, as we determined the impairment to be other-than-temporary.

At September 30, 2014, total unrealized loss positions of $0.5 million, net of unrealized gains of $0.3 million, for our non-current investments were included in accumulated other comprehensive loss.

Our non-current investments balance as of September 30, 2014 includes our ownership of approximately 29.4% of the outstanding common shares of Typhoon Exploration Inc. having a cost basis of $0.7 million and fair value of $0.5 million. This investment meets the criteria for equity method accounting; however, we chose to apply the fair value option to the investment upon those criteria being met during the second quarter of 2013. We individually evaluate the accounting treatment of our investments based on whether we believe our ownership percentage and other factors indicate that we have the ability to exercise significant influence in the financial and/or operational decisions of the investee. As of September 30, 2014, we have no other investments that we have determined to qualify for equity method accounting.

Restricted Cash and Investments

Various laws, permits, and covenants require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities.  These restricted investments are used primarily for reclamation funding or for funding surety bonds, and were $0.9 million at September 30, 2014 and $5.2 million at December 31, 2013. The decrease in restricted cash was attributed to a modification of Casa Berardi's reclamation funding, which substituted a letter of credit for previously held cash collateral.

Note 3.   Income Taxes

Major components of our income tax provision (benefit) for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Current:
Domestic	$(778)	$(5,641)	$4,529	$(1,476)
Foreign	3	114	386	344
Total current income tax provision (benefit)	(775)	(5,527)	4,915	(1,132)

Deferred:
Domestic	2,043	3,390	(4,973)	4,166
Foreign	(1,088)	(405)	(1,004)	(4,956)
Total deferred income tax provision (benefit)	955	2,985	(5,977)	(790)
Total income tax provision (benefit)	$180	$(2,542)	$(1,062)	$(1,922)

As of September 30, 2014, we have a net deferred tax asset in the U.S. of $113.5 million and a net deferred tax liability in Canada of $157.5 million for a consolidated worldwide net deferred tax liability of $44.0 million. Our ability to utilize our deferred tax assets depends on future taxable income generated from operations. For the nine months ended September 30, 2014, there were no circumstances that caused us to change our assessment of the ability to generate sufficient future taxable income to realize the currently recognized U.S. deferred tax assets.  At September 30, 2014 and December 31, 2013, the balances of the valuation allowances on our deferred tax assets were $29 million and $27 million, respectively, primarily for foreign net operating loss carryforwards. The amount of the deferred tax asset considered recoverable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The current income tax provisions for the three and nine months ended September 30, 2014 and 2013 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income primarily due to the effects of percentage depletion for all periods presented and the impact of taxation in foreign jurisdictions.

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

Rio Grande Silver Guaranty

Our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), is party to a joint venture with Emerald Mining & Leasing, LLC (“EML”) and certain other parties with respect to a land package in the Creede Mining District of Colorado that is adjacent to other land held by Rio. Rio holds a 70% interest in the joint venture. In connection with the joint venture, we are required to guarantee certain environmental remediation-related obligations of EML to a third party up to a maximum liability to us of $2.5 million. As of September 30, 2014, we have not been required to make any payments pursuant to the guaranty. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to the third party. However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties, have jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guaranty as of September 30, 2014.

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

•

In 2012, the Lucky Friday unit had two weekly water samples, one of which exceeded the permit concentration limit for lead (but not the associated load limit), and one of which exceeded the permit limits for zinc. Also, in late 2012, heavy rains resulted in alleged impacted storm water being discharged to a nearby river. After these incidents, in February 2013, the EPA issued a notice of violation and request for information to Hecla Limited alleging that the storm water incidents were each a violation of Hecla Limited's storm water permit. In March 2014, the Lucky Friday unit had a weekly water sample which exceeded the maximum daily permitted concentration limit for zinc (but not the associated load limit).

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

In December 2013, the EPA issued to Hecla Limited a notice of violation (“2013 NOV”) alleging certain storm water reporting violations under Lucky Friday’s Clean Water Act Multi-Sector General Stormwater Permit for Industrial Activities. The 2013 NOV also contained a request for information under Section 308 of the Clean Water Act directing Hecla Limited to undertake a comprehensive groundwater investigation of Lucky Friday’s tailings pond no. 3 to evaluate whether the pond is causing the discharge of pollutants via seepage to groundwater that is discharging to surface water. We cannot ascertain what impacts, if any, the 2013 NOV and request for information will have on the matters that were already pending with the United States, including the 2010 NOV.

Hecla Limited strives to maintain its water discharges at the Lucky Friday unit in full compliance with its permits and applicable laws; however, we cannot provide assurances that in the future it will be able to fully comply with the permit limits and other regulatory requirements regarding water management.

We believe that it is reasonably possible that Hecla Limited faces some liability for the above water issues; however, we cannot with reasonable certainty estimate the amount or range of any such liability because, among other reasons, we have not completed the investigation called for by the request for information contained in the 2013 NPOV, and thus we do not know what the impact of the investigation will be.

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

In July 2010, the United States informed CoCa that it intended to pursue CoCa and other potentially responsible parties (“PRPs”) on a strict, joint and several basis under CERCLA for liability for past and future response costs incurred at Gilt Edge. Currently, the United States alleges that CoCa is liable based on its historical relationship to the site, and that CoCa has succeeded to the liabilities of one or more predecessor entities that may have held certain property interests at the site. Most of the other viable PRPs have settled with the United States. The operator of the exploration effort that CoCa was party to settled for $26 million, while the third mining company referred to above settled for $4.2 million.

 The United States alleges that estimated total costs associated with the site may exceed $191 million, including both past and future response costs. We believe that it is reasonably possible that CoCa faces some liability under CERCLA based on its historical ownership interests at the site; however, we cannot with reasonable certainty estimate the amount or range of any such liability. Furthermore, in the event CoCa incurs a liability at this site, it has limited assets with which to satisfy any claim. Because of this, we believe that it is possible that the United States will seek to recover some of the alleged $191 million in costs associated with the site from Hecla Limited, as the sole stockholder of CoCa. However, we believe Hecla Limited has strong defenses and would vigorously defend against any such claim. For example, Hecla Limited did not acquire CoCa until 1991, well after CoCa discontinued its involvement with the Gilt Edge site. In addition, CoCa is and always has been a separate corporate entity from Hecla Limited. Therefore, we believe that Hecla Limited is not liable for any claims at the Gilt Edge site.

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

Nelson Tunnel/Commodore Waste Rock Pile Superfund Site

In August 2009, the EPA made a formal request to CoCa for information regarding the Nelson Tunnel/Commodore Waste Rock Pile Superfund Site in Creede, Colorado. CoCa was involved in exploration and mining activities in Creede during the 1970s and the 1980s. In September 2013, the EPA made a formal claim against CoCa for past response costs under CERCLA as an owner/operator of the site, and against Hecla Limited as a corporate successor to CoCa. The EPA is seeking a total of approximately $5 million for past response costs, plus an undetermined amount of interest from CoCa, Hecla Limited, and other PRPs. The EPA stated that it is continuing its remedial investigation/feasibility study at the site, and once that is complete, it will begin remedial design and remedial action for the site. Presumably, the EPA will also seek reimbursement of at least some of those costs from viable PRPs. In April 2014, CoCa received notice from another PRP alleging that CoCa is required to indemnify it in connection with any liability it may have with respect to the Nelson/Commodore site. We believe that it is reasonably possible that CoCa faces some liability under CERCLA based on its historical ownership interests at the site. However, in the event CoCa incurs a liability for this site, it has limited assets with which to satisfy any claim. Because of this, we believe that it is possible that the United States will seek to recover some of the costs associated with the site from Hecla Limited, as the sole stockholder of CoCa.  However, we believe Hecla Limited would have strong defenses to such a claim and would vigorously defend against any such claim. For example, Hecla Limited did not acquire CoCa until 1991, well after CoCa discontinued its historical activities in the vicinity of the site.  In addition, CoCa is and always has been a separate corporate entity from Hecla Limited.  Therefore, we believe that Hecla Limited is not liable for any claims at this site.

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

Senior Notes

On April 12, 2013, we completed an offering of $500 million aggregate principal amount of 6.875% Senior Notes ("Notes") due 2021. The net proceeds from the offering of the Notes were used to partially fund the acquisition of Aurizon Mines Ltd. ("Aurizon") and for general corporate purposes, including expenses related to the Aurizon acquisition. In the first nine months of 2014, we completed additional issuances of our Notes in the aggregate principal amount of $6.5 million, which were contributed to our pension plan to satisfy the funding requirement for 2014. Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. See Note 9 for more information.

Other Commitments

Our contractual obligations as of September 30, 2014 included approximately $4.0 million for various non-capital costs. In addition, our open purchase orders at September 30, 2014 included approximately $3.9 million, $2.2 million, and $0.5 million, respectively, for various capital items at the Greens Creek, Lucky Friday, and Casa Berardi units, and approximately $0.6 million, $0.8 million, and $1.4 million, respectively, for various non-capital costs at such units. We also have total commitments of approximately $19.4 million relating to scheduled payments on capital leases, including interest, primarily for equipment at our Greens Creek and Lucky Friday units (see Note 9 for more information).

As part of our ongoing business and operations, we are required to provide surety bonds and bank letters of credit for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of September 30, 2014, we had surety bonds totaling $68.9 million in place as financial support for future reclamation and closure of the Greens Creek mine. In addition, we had letters of credit for approximately $8.7 million outstanding as of September 30, 2014 for environmental reclamation and workers' compensation insurance bonding. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding and will be able to satisfy future bonding requirements as they arise.

Other Contingencies

In March 2012, Hecla Limited received notice of a complaint filed against it by the United Steel Workers, Local 5114, with the Federal Mine Safety and Health Review Commission for compensation for bargaining unit workers at the Lucky Friday mine idled as a result of the temporary suspension of production at the mine. The complaint alleges the bargaining unit workers are entitled to compensation under Section 111 of the Federal Mine Safety and Health Act of 1977 from November 16, 2011 - the date an order was issued by the Mine Safety Health Administration (“MSHA”) to Hecla Limited - until June 12, 2013 - the date the order was terminated. We submitted a motion for summary decision to the administrative law judge within the Federal Mine Safety and Health Review Commission, which was denied in December 2012. Currently we are awaiting further proceedings. We believe the claim is without merit, and that all wages due under Section 111, which was an immaterial amount, have already been paid. Therefore, we have not recorded a liability relating to the claim as of September 30, 2014. The value of the union's claim is estimated to be in the range of $0 to $10 million.

On April 12, 2013, the family of Larry Marek, an employee of Hecla Limited who was fatally injured in an April 2011 accident, filed a lawsuit against us and certain of our officers and employees seeking damages for, among other claims, wrongful death and infliction of emotional distress. No dollar amount of damages is specified in the complaint, which was filed in state court in Idaho (Kootenai County District Court). We cannot reasonably predict the outcome of this matter, however, we believe the case is without merit and are vigorously defending this lawsuit.

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

We also have certain other contingencies resulting from litigation, claims, EPA investigations and other commitments and are subject to a variety of environmental and safety laws and regulations incident to the ordinary course of business. We currently expect that the resolution of such contingencies will not materially affect our financial position, results of operations or cash flows. However, in the future, there may be changes to these contingencies, and additional contingencies may occur as well, any of which might result in an accrual or a change in the estimated accruals recorded by us, and there can be no assurance that their ultimate disposition will not have a material adverse effect on our financial position, results of operations or cash flows.

Note 5.    Earnings (Loss) Per Common Share

We are authorized to issue 500,000,000 shares of common stock, $0.25 par value per share. At September 30, 2014, there were 369,039,622 shares of our common stock issued and 2,151,482 shares issued and held in treasury, for a net of 366,888,140 shares outstanding.

The following table reconciles weighted average shares outstanding used in the computations of basic and diluted earnings (loss) per share for the three- and nine-month periods ended September 30, 2014 and 2013 (thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator
Net income (loss)	$3,676	$(8,458)	$919	$(22,222)
Preferred stock dividends	(138)	(138)	(414)	(414)
Net income (loss) applicable to common shares for basic and diluted earnings per share	$3,538	$(8,596)	$505	$(22,636)

Denominator
Basic weighted average common shares	359,472	342,638	348,801	310,601
Dilutive warrants, stock options and restricted stock	2,790	—	5,872	—
Diluted weighted average common shares	362,262	342,638	354,673	310,601
Basic earnings (loss) per common share
Net income (loss) applicable to common shares	$0.01	$(0.03)	$—	$(0.07)
Diluted earnings (loss) per common share
Net income (loss) applicable to common shares	$0.01	$(0.03)	$—	$(0.07)

Diluted income (loss) per share for the three- and nine-month periods ended September 30, 2014 and 2013 excludes the potential effects of outstanding shares of our convertible preferred stock, as their conversion and exercise would have no effect on the calculation of dilutive shares.

For the three-month and nine-month periods ended September 30, 2014, options to purchase 259,342 shares of our common stock were excluded from the computation of diluted earnings per share, as the exercise price of the options exceeded the average price of our stock during those periods and therefore would not affect the calculation of earnings per share. All outstanding options, restricted share units, and warrants were excluded from the computation of diluted loss per share for the three-month and nine-month periods ended September 30, 2013, as our reported net losses for those periods would cause their conversion and exercise to have no effect on the calculation of loss per share.

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

The following tables present information about reportable segments for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales to unaffiliated customers:
Greens Creek	$67,763	$64,845	$186,808	$207,576
Lucky Friday	27,883	14,395	71,740	23,324
Casa Berardi	$39,861	$27,389	$120,248	$37,509
	$135,507	$106,629	$378,796	$268,409
Income (loss) from operations:
Greens Creek	$8,874	$15,310	$28,724	$51,164
Lucky Friday	9,007	402	20,105	(6,210)
Casa Berardi	395	572	4,940	(12,784)
Other	(12,005)	(14,543)	(34,554)	(65,264)
	$6,271	$1,741	$19,215	$(33,094)

The following table presents identifiable assets by reportable segment as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Identifiable assets:
Greens Creek	$722,163	$744,027
Lucky Friday	347,643	313,793
Casa Berardi	796,495	821,058
Other	386,152	353,241
	$2,252,453	$2,232,119

Note 7.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,
	2014	2013
Service cost	$1,020	$569
Interest cost	1,186	422
Expected return on plan assets	(1,249)	(375)
Amortization of prior service cost	(84)	(171)
Amortization of net (gain) loss	756	660
Net periodic pension cost	$1,629	$1,105

	Nine Months Ended September 30,
	2014	2013
Service cost	$3,060	$2,684
Interest cost	3,558	2,361
Expected return on plan assets	(3,747)	(2,784)
Amortization of prior service cost	(252)	24
Amortization of net (gain) loss	2,268	2,212
Net periodic pension cost	$4,887	$4,497

In the first nine months of 2014, we contributed our Senior Notes in the aggregate principal amount of $6.5 million to our defined benefit pension plan, with no additional contributions anticipated in 2014 (see Note 9 for more information). We expect to contribute approximately $0.3 million to our unfunded supplemental executive retirement plan in 2014.

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

On March 3, 2014, the Board of Directors granted 1,345,072 shares of common stock to certain employees in payment of annual and long-term incentive compensation for the period ended December 31, 2013. The stock was distributed in August 2014, and the $4.6 million in expense related to the unit awards was recognized as of December 31, 2013.

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

The $3.1 million in expense related to the unit awards discussed above vesting in 2015 will be recognized on a straight-line basis over the twelve months following the date of the award, while the $1.7 million in expense related to awards vesting in 2016 and 2017 will be recognized over the twenty-four and thirty-six month periods following the date of the award, respectively.

Stock-based compensation expense for restricted stock unit grants to employees and shares issued to nonemployee directors recorded in the first nine months of 2014 totaled $3.8 million, compared to $3.3 million in the same period last year.

In connection with the vesting of restricted stock units, employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations.  As a result, in the first nine months of 2014 we withheld 695,961 shares in order to satisfy the tax withholding obligation of approximately $2.3 million, or approximately $3.27 per share.

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

On November 4, 2014, our Board of Directors declared a common stock dividend, pursuant to the minimum annual dividend component of the policy described above, of $0.0025 per share, for a total dividend of $0.9 million payable in December 2014. Because the average realized silver price for the third quarter of 2014 was $18.53 per ounce, below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

Status of Warrants

At December 31, 2013, there were 22,307,623 common stock purchase warrants outstanding, all of which were exercised during the first nine months of 2014 for total proceeds of approximately $54.4 million. As a result, there were no stock purchase warrants outstanding as of September 30, 2014. Under the financial terms of the 2011 Consent Decree settling the Coeur d'Alene Basin environmental (CERCLA) litigation, the proceeds from the exercise of our outstanding warrants were paid to the United States and the Coeur d'Alene Indian Tribe.

Common Stock Repurchase Program

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of September 30, 2014, a total of 934,100 shares have been purchased at an average price of $3.99 per share, including 533,800 shares purchased during the first nine months of 2014 at an average price of $2.81 per share. As of September 30, 2014, there were approximately 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at November 3, 2014, was $2.29 per share.

Note 9.    Senior Notes, Credit Facility, and Capital Leases

Senior Notes

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, and in the first nine months of 2014, an additional $6.5 million aggregate principal amount of the Notes were issued to our pension plan as described below (collectively, the “Notes”). The Notes are governed by the Indenture, dated as of April 12, 2013, as amended (the “Indenture”), among Hecla Mining Company ("Hecla") and certain of our subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee. The net proceeds from the initial offering of the Notes ($490 million) were used to partially fund the acquisition of Aurizon and for general corporate purposes, including expenses related to the Aurizon acquisition.

In connection with the sale of the Notes, we entered into a Registration Rights Agreement, dated as of April 12, 2013, pursuant to which Hecla and the Guarantors agreed to exchange the Notes for a new issue of debt securities registered under the Securities Act, with terms substantially identical to those of the Notes (except with respect to certain transfer restrictions and certain obligations to pay special interest as described in the Notes). The exchange offer was completed in January 2014 with 99.99% of the then outstanding Notes tendered for exchange.

The Notes are recorded net of a 2% initial purchaser discount totaling $10 million at the time of the April 2013 issuance and having an unamortized balance of $8.3 million as of September 30, 2014. The Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for.  Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. During the first nine months of 2014, interest expense related to the Notes and amortization of the initial purchaser discount and fees related to the issuance of the Notes, net of $8.6 million in capitalized interest, totaled $18.6 million.

The Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries (the "Guarantors").   The Notes and the guarantees are, respectively, Hecla's and the Guarantors' general senior unsecured obligations and are subordinated to all of Hecla's and the Guarantors' existing and future secured debt to the extent of the assets securing that secured debt.  In addition, the Notes are effectively subordinated to all of the liabilities of Hecla's subsidiaries that are not guaranteeing the Notes, to the extent of the assets of those subsidiaries.

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

On April 14, 2014, we entered into a contribution agreement with the Hecla Mining Company Retirement Plan Trust pursuant to which we agreed to contribute Notes to the trust over the course of 2014 in order to satisfy the funding requirement for our funded pension plan for 2014. On the same day we filed a registration statement with the SEC for resale of the Notes that we agreed to contribute to the trust. In the first nine months of 2014, we contributed Notes in the aggregate principal amount of $6.5 million to the trust in satisfaction of our funding obligation for 2014. The contribution agreement has been amended to provide that no further contributions are required, as the funding obligation has been satisfied.

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

We were in compliance with all covenants under the credit agreement and no amounts were outstanding as of September 30, 2014.  We have not drawn funds on the revolving credit facility as of the filing date of this Form 10-Q.

Capital Leases

We have entered into various lease agreements, primarily for equipment at our Greens Creek and Lucky Friday units, which we have determined to be capital leases.  At September 30, 2014, the total liability balance associated with capital leases, including certain purchase option amounts, was $19.4 million, with $8.5 million of the liability classified as current and the remaining $10.9 million classified as non-current. At December 31, 2013, the total liability balance associated with capital leases was $22.8 million, with $8.5 million of the liability classified as current and $14.3 million classified as non-current. The total obligation for future minimum lease payments was $20.2 million at September 30, 2014, with $0.8 million attributed to interest.

At September 30, 2014, the annual maturities of capital lease commitments, including interest, are (in thousands):

Twelve-month period ending September 30,
2015	$9,111
2016	6,924
2017	3,348
2018	807
Total	20,190
Less: imputed interest	(828)
Net capital lease obligation	$19,362

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, we use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At September 30, 2014, we recorded the following balances related to these contracts:

•	a non-current asset of $0.2 million which is included in other non-current assets;
•	a current liability of $0.4 million which is included in other current liabilities and is net of $1.8 million in contracts in a fair value current asset position; and
•	a non-current liability of $1.7 million which is included in other non-current liabilities and is net of $3.6 million in contracts in a fair value non-current asset position.

We recognized a $2.0 million net loss during the first nine months of 2014 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $2.6 million net loss during the first nine months of 2014 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments, which is net of $4.4 million in gains realized on settled contracts. The net loss on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net loss during the first nine months of 2014 is the result of increasing zinc and lead prices. This program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following tables summarize the quantities of metals committed under forward sales contracts at September 30, 2014 and December 31, 2013:

September 30, 2014	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2014 settlements	901	3	27,668	6,449	$17.35	$1,224	$1.03	$0.94

Contracts on forecasted sales
2014 settlements	—	—	717	—	N/A	N/A	$1.03	N/A
2015 settlements	—	—	61,950	29,652	N/A	N/A	$0.98	$1.07
2016 settlements	—	—	44,699	34,337	N/A	N/A	$0.99	$1.03
2017 settlements	—	—	1,984	—	N/A	N/A	$1.04	N/A

December 31, 2013	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2014 settlements	673	3	11,188	3,472	$19.50	$1,205	$0.89	$1.00

Contracts on forecasted sales
2014 settlements	—	—	31,967	34,282	N/A	N/A	$1.00	$1.04
2015 settlements	—	—	39,683	36,982	N/A	N/A	$0.96	$1.07
2016 settlements	—	—	3,803	30,589	N/A	N/A	$0.93	$1.03

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

Description	Balance at September 30, 2014	Balance at December 31, 2013	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$222,360	$212,175	Level 1
Available for sale securities:
Equity securities – mining industry	7,022	7,019	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	17,433	17,672	Level 2
Restricted cash balances:
Certificates of deposit and other bank deposits	883	5,217	Level 1
Derivative contracts:
Metal forward contracts	163	4,461	Level 2
Total assets	$247,861	$246,544
Liabilities:
Derivative contracts:
Metal forward contracts	$2,160	$—	Level 2

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

Trade accounts receivable include amounts due to us for shipments of concentrates and doré sold to smelters and refiners.  Revenues and the corresponding accounts receivable for sales of metals products are recorded when title and risk of loss transfer to the customer (generally at the time of loading on truck or ship).  Sales of concentrates are recorded using estimated forward prices for the anticipated month of settlement applied to our estimate of payable metal quantities contained in each shipment.  Sales are recorded net of estimated treatment and refining charges, which are also impacted by changes in metals prices and quantities of contained metals.  We estimate the forward prices at which sales of our concentrates will be settled due to the time elapsed between shipment and final settlement with the smelter.  Receivables for previously recorded concentrate sales are adjusted to reflect estimated forward metals prices at the end of each period until final settlement by the smelter.  We obtain the forward metals prices used each period from a pricing service.  Changes in metals prices between shipment and final settlement result in changes to revenues previously recorded upon shipment.  The embedded derivative contained in our concentrate sales is adjusted to fair market value through earnings each period prior to final settlement.

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

Our Senior Notes issued in April 2013, which were recorded at their carrying value of $498.2 million, net of unamortized initial purchaser discount at September 30, 2014, had a fair value of $477.1 million at September 30, 2014. Third-party quotes, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. See Note 9 for more information.

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

•

Capital contributions. Certain of Hecla's subsidiaries do not generate cash flow, and their cash requirements are routinely met with inter-company advances from their parent companies. On an annual basis, the boards of directors of such parent companies declare contributions of capital to their subsidiary companies, which increase the parents' investment and the subsidiaries' additional paid-in capital. In consolidation, investments in subsidiaries and related additional paid-in capital are eliminated.

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

Separate financial statements of the Guarantors are not presented because the guarantees by the Guarantors are joint and several and full and unconditional, except for certain customary release provisions. These release provisions include: (1) the sale or disposal of all or substantially all of the assets of the Guarantor; (2) the sale or other disposition of the capital stock of the Guarantor; (3) the Guarantor is designated as an unrestricted entity in accordance with the applicable provisions of the indenture; (4) the Guarantor ceases to be a borrower as defined in the indenture; and (5) upon legal or covenant defeasance or satisfaction and discharge of the indenture.

Condensed Consolidating Balance Sheets

	As of September 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$151,739	$48,205	$22,416	$—	$222,360
Other current assets	3,032	55,060	25,878	12,109	96,079
Properties, plants, and equipment - net	1,446	1,076,560	751,494	—	1,829,500
Intercompany receivable (payable)	510,942	(116,857)	(444,144)	50,059	—
Investments in subsidiaries	1,275,038	—	—	(1,275,038)	—
Other non-current assets	2,726	183,249	6,392	(87,853)	104,514
Total assets	$1,944,923	$1,246,217	$362,036	$(1,300,723)	$2,252,453
Liabilities and Shareholders' Equity
Current liabilities	$26,620	$63,603	$22,604	$(11,785)	$101,042
Long-term debt	498,183	10,864	26	—	509,073
Non-current portion of accrued reclamation	—	48,224	8,569	—	56,793
Non-current deferred tax liability	—	13,100	157,512	(13,900)	156,712
Other non-current liabilities	33,753	9,764	(1,051)	—	42,466
Shareholders' equity	1,386,367	1,100,662	174,376	(1,275,038)	1,386,367
Total liabilities and shareholders' equity	$1,944,923	$1,246,217	$362,036	$(1,300,723)	$2,252,453

	As of December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$126,271	$40,009	$45,895	$—	$212,175
Other current assets	4,795	75,083	33,129	18,453	131,460
Properties, plants, and equipment - net	803	1,052,102	738,696	—	1,791,601
Intercompany receivable (payable)	528,290	(112,815)	(464,634)	49,159	—
Investments in subsidiaries	1,195,076	—	—	(1,195,076)	—
Other non-current assets	5,249	164,563	11,115	(84,044)	96,883
Total assets	$1,860,484	$1,218,942	$364,201	$(1,211,508)	$2,232,119
Liabilities and Stockholders' Equity
Current liabilities	$10,058	$117,421	$24,000	$—	$151,479
Long-term debt	490,726	14,292	40	—	505,058
Non-current portion of accrued reclamation	—	38,426	8,340	—	46,766
Non-current deferred tax liability	—	16,430	164,861	(16,430)	164,861
Other non-current liabilities	33,281	4,043	212	—	37,536
Stockholders' equity	1,326,419	1,028,330	166,748	(1,195,078)	1,326,419
Total liabilities and stockholders' equity	$1,860,484	$1,218,942	$364,201	$(1,211,508)	$2,232,119

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$1,444	$94,202	$39,861	$—	$135,507
Cost of sales	—	(57,995)	(28,685)	—	(86,680)
Depreciation, depletion, amortization	—	(17,205)	(9,599)	—	(26,804)
General and administrative	(4,048)	(3,590)	(246)	—	(7,884)
Exploration and pre-development	(4)	(3,085)	(3,099)	—	(6,188)
Gain/(loss) on derivative contracts	(411)	—	—	—	(411)
Equity in loss of subsidiaries	96,349	—	—	(96,349)	—
Other (expense) income	(89,654)	3,503	14,450	68,017	(3,684)
Income (loss) before income taxes	3,676	15,830	12,682	(28,332)	3,856
(Provision) benefit from income taxes	—	(2,878)	70,715	(68,017)	(180)
Net income (loss)	3,676	12,952	83,397	(96,349)	3,676
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common shareholders	3,538	12,952	83,397	(96,349)	3,538
Net income (loss)	3,676	12,952	83,397	(96,349)	3,676
Changes in comprehensive income (loss)	2,276	78	2,229	(2,307)	2,276
Comprehensive income (loss)	$5,952	$13,030	$85,626	$(98,656)	$5,952

	Nine Months Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(2,029)	$260,577	$120,248	$—	$378,796
Cost of sales	—	(151,145)	(84,315)	—	(235,460)
Depreciation, depletion, amortization	—	(53,706)	(26,636)	—	(80,342)
General and administrative	(13,207)	(9,819)	(958)	—	(23,984)
Exploration and pre-development	(56)	(5,826)	(8,451)	—	(14,333)
Gain/(loss) on derivative contracts	(2,560)	—	—	—	(2,560)
Equity in earnings of subsidiaries	32,864	—	—	(32,864)	—
Other (expense) income	(14,093)	4,781	(1,550)	(11,398)	(22,260)
Income (loss) before income taxes	919	44,862	(1,662)	(44,262)	(143)
(Provision) benefit from income taxes	—	(10,486)	150	11,398	1,062
Net income (loss)	919	34,376	(1,512)	(32,864)	919
Preferred stock dividends	(414)	—	—	—	(414)
Income (loss) applicable to common shareholders	505	34,376	(1,512)	(32,864)	505
Net income (loss)	919	34,376	(1,512)	(32,864)	919
Changes in comprehensive income (loss)	1,438	303	2,449	(2,752)	1,438
Comprehensive income (loss)	$2,357	$34,679	$937	$(35,616)	$2,357

	Three Months Ended September 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(2,447)	$81,687	$27,389	$—	$106,629
Cost of sales	—	(45,342)	(21,595)	—	(66,937)
Depreciation, depletion, amortization	—	(15,736)	(3,270)	—	(19,006)
General and administrative	(3,550)	(3,636)	(534)	—	(7,720)
Exploration and pre-development	(42)	(6,551)	(2,648)	—	(9,241)
Gain on derivative contracts	(4,564)	—	—	—	(4,564)
Aurizon acquisition costs	(268)	—	(500)	—	(768)
Equity in earnings of subsidiaries	82,896	—	—	(82,896)	—
Other expense	(80,483)	(811)	(15,800)	87,701	(9,393)
Income (loss) before income taxes	(8,458)	9,611	(16,958)	4,805	(11,000)
(Provision) benefit from income taxes	—	(3,795)	92,351	(86,014)	2,542
Net income (loss)	(8,458)	5,816	75,393	(81,209)	(8,458)
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common shareholders	(8,596)	5,816	75,393	(81,209)	(8,596)
Net income (loss)	(8,458)	5,816	75,393	(81,209)	(8,458)
Changes in comprehensive income (loss)	2,489	(5,078)	(1,079)	6,157	2,489
Comprehensive income (loss)	$(5,969)	$738	$74,314	$(75,052)	$(5,969)

	Nine Months Ended September 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$338	$230,562	$37,509	$—	$268,409
Cost of sales	—	(133,944)	(29,826)	—	(163,770)
Depreciation, depletion, amortization	—	(46,630)	(6,594)	—	(53,224)
General and administrative	(11,015)	(10,183)	(943)	—	(22,141)
Exploration and pre-development	(459)	(23,299)	(7,500)	—	(31,258)
Gain/(loss) on derivative contracts	23,516	—	—	—	23,516
Aurizon acquisition costs	(14,416)	—	(11,952)	—	(26,368)
Equity in earnings of subsidiaries	68,198	—	—	(68,198)
Other (expense) income	(88,384)	1,132	(19,757)	87,701	(19,308)
Income (loss) before income taxes	(22,222)	17,638	(39,063)	19,503	(24,144)
(Provision) benefit from income taxes	—	(9,049)	98,672	(87,701)	1,922
Net income (loss)	(22,222)	8,589	59,609	(68,198)	(22,222)
Preferred stock dividends	(414)	—	—	—	(414)
Income (loss) applicable to common shareholders	(22,636)	8,589	59,609	(68,198)	(22,636)
Net income (loss)	(22,222)	8,589	59,609	(68,198)	(22,222)
Changes in comprehensive income (loss)	(2,286)	(1,248)	(4,909)	6,157	(2,286)
Comprehensive income (loss)	$(24,508)	$7,341	$54,700	$(62,041)	$(24,508)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash flows from operating activities	$37,533	$32,896	$20,307	$(31,968)	$58,768
Cash flows from investing activities:
Additions to properties, plants, and equipment	(1,057)	(58,472)	(31,168)	—	(90,697)
Other investing activities, net	—	358	3,843	—	4,201
Cash flows from financing activities:
Dividends paid to shareholders	(3,043)	—	—	—	(3,043)
Borrowings on debt	—	—	—	—	—
Proceeds from (payments on) debt	—	(6,878)	(15)	—	(6,893)
Other financing activity, net	(7,965)	40,292	(14,322)	31,968	49,973
Effect of exchange rates on cash	—	—	(2,124)		(2,124)
Changes in cash and cash equivalents	25,468	8,196	(23,479)	—	10,185
Beginning cash and cash equivalents	126,271	40,009	45,895		212,175
Ending cash and cash equivalents	$151,739	$48,205	$22,416	$—	$222,360

	Nine Months Ended September 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(7,020)	$57,833	$(45,733)	$—	$5,080
Cash flows from investing activities:
Additions to properties, plants, and equipment	(1,169)	(88,807)	(22,830)	—	(112,806)
Acquisition of Aurizon Mines	(498,705)		177,588	—	(321,117)
Other investing activities, net	—	103	(3,979)	—	(3,876)
Cash flows from financing activities:
Dividends paid to shareholders	(5,548)	—	—	—	(5,548)
Borrowings on debt	490,000	—	—	—	490,000
Proceeds from (payments on) debt	—	(5,171)	—	—	(5,171)
Other financing activity, net	6,431	7,936	(15,897)	—	(1,530)
Effect of exchange rates on cash	—	—	1,820	—	1,820
Changes in cash and cash equivalents	(16,011)	(28,106)	90,969	—	46,852
Beginning cash and cash equivalents	132,266	57,970	748	—	190,984
Ending cash and cash equivalents	$116,255	$29,864	$91,717	$—	$237,836

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

Greens Creek
Admiralty Island, Alaska
Corporate Office
Vancouver, BC
Corporate Office
Coeur d'Alene, Idaho
Silver Valley
Wallace, Idaho
Lucky Friday
Mullan, Idaho
Monte Cristo
Esmeralda Co., Nevada
San Juan Silver
Creede, Colorado
San Sebastian
Durango, Mexico
Opinaca / Wildcat
James Bay, Quebec
Casa Berardi
Val d'Or, Quebec
Fayolle
Val d'Or, Quebec
Heva-Hosco
Val d'Or, Quebec
corporate office
operating property
pre-development project
exploration project

Our current business strategy is to focus our financial and human resources in the following areas:

•	operating our properties safely, in an environmentally responsible manner, and cost-effectively;
•	optimizing and improving operations at our Casa Berardi unit, which, along with other mineral interests, was obtained with the acquisition of Aurizon Mines Ltd. ("Aurizon") in June 2013;
•	expanding our reserves and production capacity at our operating properties;
•	conducting our business with fiscal stewardship to preserve our strong financial position in varying metals price environments;
•

maintaining and investing in exploration and pre-development projects in the vicinities of five mining districts we believe to be under-explored and under-invested: North Idaho's Silver Valley in the historic Coeur d'Alene Mining District; our Greens Creek unit on Alaska's Admiralty Island located near Juneau; the silver-producing district near Durango, Mexico; the Abitibi region of northwestern Quebec, Canada; and the Creede district of southwestern Colorado; and

•

continuing to seek opportunities to acquire and invest in mining properties and companies. Examples include our acquisition of Aurizon and minority investments in certain exploration stage companies in 2012 and 2013.

A number of key factors may impact the execution of our strategy, including regulatory issues and metals prices. Metals prices are very volatile. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control. Average prices of silver and gold in the first nine months of 2014 were lower than their levels from the comparable period last year, while average lead prices were substantially unchanged and zinc prices were higher as illustrated by the table in Results of Operations below. We believe current global economic and industrial trends could result in demand growth for the metals we produce. However, prices have been volatile over the last five years and there can be no assurance that current prices will continue.

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

We strive to achieve excellent mine safety and health performance. We seek to realize these goals by: training employees in safe work practices; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; involving employees in the establishment of safety standards; and participating in the National Mining Association's CORESafety program. We attempt to implement reasonable best practices with respect to mine safety and emergency preparedness. See Part I, Item 1A. Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2013 and the Lucky Friday Segment section below for information on accidents and other events that involved operations at our Lucky Friday unit. We work with the Mine Safety and Health Administration ("MSHA") to address issues outlined in their inspections, including any ongoing investigations, and we continue to evaluate our safety practices.

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

Results of Operations

Sales of products by metal for the three- and nine-month periods ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Silver	$47,487	$44,945	$134,860	$128,595
Gold	55,632	42,225	165,000	85,831
Lead	18,362	13,113	50,456	35,342
Zinc	30,895	19,350	73,548	55,067
Less: Smelter and refining charges	(16,869)	(13,004)	(45,068)	(36,426)
Sales of products	$135,507	$106,629	$378,796	$268,409

For the third quarter and first nine months of 2014, respectively, we recorded income applicable to common shareholders of $3.5 million ($0.01 per basic common share) and $0.5 million ($0.00 per basic common share), compared to losses applicable to common shareholders of $8.6 million (-$0.03 per basic common share) and $22.6 million (-$0.07 per basic common share) for the third quarter and first nine months of 2013, respectively. The following factors impacted the results for the third quarter and first nine months of 2014 compared to the same periods in 2013:

•

Increased gross profit at our Lucky Friday unit of $8.7 million and $27.8 million, respectively, for the third quarter and first nine months of 2014, and at our Casa Berardi unit by $8.2 million for the first nine months of 2014, compared to the same periods in 2013. This was partially offset by lower gross profit at our Greens Creek unit in the third quarter and first nine months of 2014 by $6.4 million and $24.5 million, respectively, and at Casa Berardi for the third quarter of 2014 by $0.9 million, compared to the same periods in 2013. See The Greens Creek Segment, The Lucky Friday Segment, and The Casa Berardi Segment sections below.

•	Cost related to the acquisition of Aurizon of $0.8 million and $26.4 million during the third quarter and first nine months of 2013.
•

Lower combined exploration and pre-development expense by $3.1 million and $16.9 million in the third quarter and first nine months of 2014, respectively, compared to the same periods in 2013. The decrease is primarily the result of reduced discretionary spending in response to lower metals prices. "Pre-development costs" are costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves.

•

Net foreign exchange gains in the third quarter and first nine months of 2014 of $7.3 million and $6.1 million, respectively, versus net losses of $1.5 million and $1.1 million in the comparable periods in 2013. The acquisition of Aurizon resulted in increased exposure to exchange fluctuations between the U.S. dollar and Canadian dollar.

Other significant variances affecting the comparison of our income applicable to common shareholders for the third quarter and first nine months of 2014 to the same periods in 2013 were as follows:

•

Decreased average silver and gold prices for the third quarter and first nine months of 2014 compared to the same periods in 2013. However, average lead price were substantially the same and zinc prices were higher for the 2014 periods versus 2013. These price variances are illustrated in the table below.

		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Silver –	London PM Fix ($/ounce)	$19.74	$21.37	$19.95	$24.85
	Realized price per ounce	$18.53	$22.22	$19.35	$21.68
Gold –	London PM Fix ($/ounce)	$1,282	$1,327	$1,288	$1,457
	Realized price per ounce	$1,275	$1,335	$1,288	$1,349
Lead –	LME Final Cash Buyer ($/pound)	$0.99	$0.96	$0.96	$0.98
	Realized price per pound	$1.02	$1.01	$1.00	$0.99
Zinc –	LME Final Cash Buyer ($/pound)	$1.05	$0.84	$0.97	$0.87
	Realized price per pound	$1.07	$0.88	$0.98	$0.88

Average realized prices can differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the smelters, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement.  For the third quarter and first nine months of 2014, we recorded net negative price adjustments to provisional settlements of $1.1 million and $2.1 million, respectively, compared to net positive price adjustments to provisional settlements of $1.7 million in the third quarter of 2013 and net negative price adjustments of $16.1 million in the first nine months of 2013. The price adjustments related to zinc and lead contained in our concentrate shipments were largely offset by gains and losses on forward contracts for those metals for each period. For the third quarter and first nine months of 2014 and 2013, the price adjustments related to silver and gold contained in our concentrate shipments were also partially offset by gains and losses on forward contracts for those metals, which we began using for those metals in July 2013 (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.

•

Losses of $0.4 million and $2.6 million on base metal derivative contracts for the third quarter and first nine months of 2014, respectively, compared to a loss of $4.6 million for the third quarter of 2013 and a gain of $23.5 million for the first nine months of 2013. These gains and losses are related to financially-settled forward contracts on forecasted zinc and lead production as part of a risk management program. The losses in the first nine months of 2014 include $4.4 million in net gains realized on settled contracts. The gains in the first nine months of 2013 include $9.7 million in gains realized on settled contracts. See Item 3. Quantitative and Qualitative Disclosures About Market Risk - Commodity-Price Risk Management for more information on our derivatives contracts.

•

Reclassification of $2.4 million in unrealized losses on certain marketable securities from other comprehensive income to current earnings in the third quarter of 2014, as the securities were deemed to be other than temporarily impaired.

•

Interest expense, net of amount capitalized, of $6.5 million and $20.3 million, respectively, for the three- and nine- month periods ended September 30, 2014 compared to $7.3 million and $14.5 million, respectively, for the same periods in 2013. The increase in the nine-month period is due to the issuance of Senior Notes in April 2013, with the net proceeds used to partially fund the acquisition of Aurizon (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited)).

•

Income tax provision of $0.2 million and benefit $1.1 million in the third quarter and first nine months of 2014, respectively, compared to $2.5 million and $1.9 million income tax benefits recognized in the comparable 2013 periods, with the variance primarily due to discrete tax adjustments recognized in the second quarter of 2013 related to the acquisition of Aurizon. See the Corporate Matters section below for more information.

The Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$67,763	$64,845	$186,808	$207,576
Cost of sales and other direct production costs	(41,613)	(33,344)	(106,729)	(108,619)
Depreciation, depletion and amortization	(14,716)	(13,694)	(46,702)	(41,116)
Gross profit	$11,434	$17,807	$33,377	$57,841
Tons of ore milled	204,295	190,437	608,156	600,015
Production:
Silver (ounces)	1,890,929	1,807,781	5,367,249	5,607,266
Gold (ounces)	13,524	13,560	43,464	42,735
Zinc (tons)	14,149	13,367	44,478	42,977
Lead (tons)	5,033	4,542	14,902	15,155
Payable metal quantities sold:
Silver (ounces)	1,619,817	1,587,888	4,601,042	5,212,932
Gold (ounces)	12,538	10,646	34,919	35,156
Zinc (tons)	12,824	10,200	33,085	29,993
Lead (tons)	4,089	3,670	11,906	13,427
Ore grades:
Silver ounces per ton	13.04	13.15	12.51	13.21
Gold ounces per ton	0.11	0.12	0.12	0.12
Zinc percent	7.91	8.23	8.35	8.49
Lead percent	3.22	3.13	3.21	3.38
Mining cost per ton	$69.29	$67.30	$69.75	$68.09
Milling cost per ton	$32.88	$33.52	$30.49	$34.71
Total Cash Cost, After By-product Credits, Per Silver Ounce (1)	$3.75	$5.00	$2.95	$4.18

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

The $6.4 million and $24.5 million decreases in gross profit during the third quarter and first nine months of 2014, respectively, compared to the same 2013 periods were primarily the result of lower average prices for silver and gold, partially offset by higher average zinc prices. Gross profit for the nine-month period was also negatively impacted by lower silver ore grades versus the comparable 2013 period. In addition, gross profit at Greens Creek was affected by negative price adjustments to revenues of $0.7 million and $1.1 million for the third quarter and first nine months of 2014, respectively, compared to a positive price adjustment of $1.8 million and a negative price adjustment of $15.5 million for the third quarter and first nine months of 2013, respectively. Price adjustments to revenues result from changes in metals prices between time of shipment and final settlements during the period.  The price adjustments related to zinc and lead contained in concentrate shipments were largely offset by gains and losses on forward contracts for those metals for each period. The price adjustments related to silver and gold were also partially offset by gains and losses on forward contracts, as we initiated a forward contract program for those metals in July 2013 (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

  Mining costs per ton increased 3% and 2%, respectively, in the third quarter and first nine months of 2014 compared to the same period in 2013, primarily due to higher labor costs. Milling costs per ton decreased 2% and 12% in the third quarter and first nine months of 2014, respectively, compared to the same periods in 2013. The decrease in milling costs was due to higher availability of less expensive hydroelectric power, the result of higher precipitation levels in southeastern Alaska. When weather conditions are favorable to maintain lake water levels, the mine relies less on more expensive diesel generated power.

Depreciation, depletion and amortization expense was 7% and 14% more in the third quarter and first nine months of 2014, respectively, compared to the same periods in 2013. This was attributable to higher base metal production value in 2014, as silver equivalent production is the primary driver of units-of-production depreciation.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the third quarter and first nine months of 2014 versus the same periods in 2013:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash Cost, Before By-product Credits, per Silver Ounce	$26.66	$26.18	$27.46	$27.21
By-product credits	(22.91)	(21.18)	(24.51)	(23.03)
Cash Cost, After By-product Credits, per Silver Ounce	$3.75	$5.00	$2.95	$4.18

The decrease in Cash Cost, After By-product Credits, per Silver Ounce for the third quarter and first nine months was primarily the result of higher by-product credits, partially offset by higher mining and milling costs, as discussed below.

Mining and milling cost per ounce increased in the third quarter and first nine months of 2014 compared to 2013 due to higher labor costs and lower silver ore grades, partially offset by lower power costs.

Other cash costs for the third quarter and first nine months of 2014 were slightly higher compared to 2013 due to lower silver ore grades.

Treatment costs were lower in the third quarter and first nine months of 2014 compared to 2013 as a result of lower silver prices, as treatment costs include the value of silver not payable to us as part of the smelting process, and changes in smelter contract terms.

By-product credits were higher in the third quarter and first nine months of 2014 compared to 2013 primarily due to higher zinc prices and production, partially offset by lower gold prices in the 2014 periods. The difference between what we report as "production" and "payable metal quantities sold" is attributable to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually payable by our smelter customers according to the terms of the smelter contracts. Differences can also arise from inventory changes incidental to shipping schedules. The differences in payable quantities sold for the third quarter and first nine months of 2014 compared to the same periods in 2013 is due mainly to the timing of concentrate shipments.

While revenue from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product of the Greens Creek segment is appropriate because:

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

Likewise, we believe the identification of gold, lead and zinc as by-product credits at Greens Creek is appropriate because of their lower economic value compared to silver and due to the fact that silver is the primary product we intend to produce. In addition, we do not receive sufficient revenue from any single by-product metal to warrant classification of such as a co-product.

We periodically review our revenues to ensure that reporting of primary products and by-products is appropriate.  Because we consider zinc, lead and gold to be by-products of our silver production, the values of these metals offset operating costs within our calculations of Cash Cost, After By-product Credits, per Silver Ounce.

In the fourth quarter of 2012, we updated our asset retirement obligation ("ARO") at Greens Creek to reflect a preliminary revised reclamation and closure plan having estimated undiscounted costs of approximately $73.9 million, an increase from the $53.4 million in the previous plan. In late 2013, a Record of Decision was completed for proposed expansion of tailings capacity. In addition, in early 2014 we were engaged in negotiations with the U.S. Forest Service and state agencies on their proposed revisions to our previously-submitted reclamation and closure plan. In the first quarter of 2014, we updated our ARO at Greens Creek to reflect a revised reclamation and closure plan having estimated undiscounted costs of approximately $102.7 million, an increase from the $73.9 million in the previous plan, which was primarily the result of a new requirement to include perpetual water treatment in the closure plan. This resulted in an increase to the ARO asset and liability of $8.0 million after discounting the estimated costs to present value. In the third quarter of 2014, as part of the revised reclamation and closure plan, we increased our bonding to approximately $68.9 million.

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$27,883	$14,395	$71,740	$23,324
Cost of sales and other direct production costs	(16,383)	(11,999)	(44,416)	(25,325)
Depreciation, depletion and amortization	(2,488)	(2,041)	(7,004)	(5,514)
Gross profit (loss)	$9,012	$355	$20,320	$(7,515)
Tons of ore milled	78,979	61,051	238,447	98,203
Production:
Silver (ounces)	972,994	479,188	2,493,385	816,776
Lead (tons)	5,571	3,741	15,566	5,872
Zinc (tons)	2,127	1,222	6,272	2,013
Payable metal quantities sold:
Silver (ounces)	936,170	429,941	2,350,283	707,771
Lead (tons)	4,887	2,845	13,304	4,405
Zinc (tons)	1,559	847	4,568	1,399
Ore grades:
Silver ounces per ton	12.90	8.39	11.00	8.93
Lead percent	7.41	6.23	6.91	6.29
Zinc percent	2.93	2.36	2.94	2.60
Mining cost per ton	$90.21	$97.23	$86.35	$111.15
Milling cost per ton	$22.96	$23.46	$21.79	$34.53
Cash Cost, After By-product Credits, per Silver Ounce (1)	$8.71	$16.50	$9.08	$23.63

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

Following a special impact inspection by MSHA at the end of 2011, production at Lucky Friday was suspended through all of 2012, with limited production recommencing in February 2013. The special impact inspection resulted in an order to remove built-up cementitious material from the Silver Shaft, a one-mile deep, concrete-lined shaft from the surface that provides the primary access to underground workings. During the suspension, we also removed unused utilities, constructed a water ring to prevent ice from forming in the winter, installed a new power cable, and installed a metal brattice designed to better partition the compartments in the shaft. Upon completion of work on the Silver Shaft in the first quarter of 2013, a haulage way bypass was constructed around an area impacted by a rock burst in 2011. Completion of the Silver Shaft project also enabled work to resume on the #4 Shaft project (discussed below). A full historical production level was attained in the third quarter of 2013, and has been sustained since that time. The increases in gross profit and production in the third quarter and first nine months of 2014 are a result of continued operations at full production levels throughout the 2014 periods. Gross profit for the 2014 periods was also positively impacted by higher silver ore grades, partially offset by lower average silver prices, compared to 2013.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for the third quarter and first nine months of 2014:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash Cost, Before By-product Credits, per Silver Ounce	$22.27	$32.87	$23.75	$39.42
By-product credits	(13.56)	(16.37)	(14.67)	(15.79)
Cash Cost, After By-product Credits, per Silver Ounce	$8.71	$16.50	$9.08	$23.63

The decrease in Cash Cost, After By-product Credits, per Silver Ounce was the result of increased production in the first nine months of 2014, as we ramped up production during 2013 following the suspension period discussed above, and improved silver ore grades.

Mining and milling costs, other cash costs, and treatment costs per ounce decreased in the third quarter and first nine months of 2014 compared to 2013 due to higher production silver ore grades.

By-product credits were lower in the third quarter and first nine months of 2014 compared to 2013 primarily due to higher silver ore grades, partially offset by higher zinc prices.

Similar to the Greens Creek segment, the difference between what we report as “production” and “payable metal quantities sold” is due essentially to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually payable by our smelter customers according to the terms of the smelter contracts.

While value from lead and zinc is significant, we believe that identification of silver as the primary product of the Lucky Friday segment is appropriate because:

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

The #4 Shaft project, an internal shaft at the Lucky Friday mine, is expected upon its completion, to provide deeper access in order to extend the mine's operational life and expand silver ounce production.  We commenced engineering and construction activities on the #4 Shaft in late 2008, and our Board of Directors gave its final approval of the project in August 2011.  Construction of the #4 Shaft as currently designed is expected to cost approximately $215 million, including approximately $157 million already spent as of September 30, 2014, with completion expected in 2016.  As discussed above, the #4 Shaft sinking activities were temporarily suspended until rehabilitation work in the Silver Shaft was completed in early 2013. We believe that our current capital resources will allow us to complete the project.  However, there are a number of factors that could affect completion of the project if they occur, including:  (i) a significant decline in metals prices, (ii) a reduction in available cash or credit, whether arising from decreased cash flow or other uses of available cash, (iii) increased regulatory burden, or (iv) a significant increase in operating or capital costs.

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

The Casa Berardi Segment

On June 1, 2013, we completed the acquisition of all of the issued and outstanding common shares of Aurizon Mines, Ltd. ("Aurizon") for total consideration of CDN$740.8 million (US$714.5 million). The acquisition gave us 100% ownership of the producing Casa Berardi mine, along with interests in various gold exploration properties in the Abitibi region of north-western Quebec, Canada. The results below reflect our ownership of assets previously held by Aurizon as of the June 1, 2013 acquisition date.

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$39,861	$27,389	$120,248	$37,509
Cost of sales and other direct production costs	(28,685)	(21,595)	(84,315)	(29,826)
Depreciation, depletion and amortization	(9,599)	(3,271)	(26,636)	(6,594)
Gross profit	$1,577	$2,523	$9,297	$1,089
Tons of ore milled	206,237	142,231	604,869	202,711
Production:
Gold (ounces)	28,977	23,406	88,859	30,146
Silver (ounces)	5,799	5,176	16,776	6,964
Payable metal quantities sold:
Gold (ounces)	31,099	20,972	93,196	28,472
Silver (ounces)	6,184	5,046	16,813	9,946
Ore grades:
Gold ounces per ton	0.16	0.18	0.16	0.17
Silver ounces per ton	0.031	0.041	0.031	0.039
Mining cost per ton	$102.33	$147.55	$108.68	$135.86
Milling cost per ton	$20.81	$25.38	$20.86	$23.15
Cash Cost, After By-product Credits, per Gold Ounce (1)	$898	$1,066	$911	$1,086

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

Gross profit decreased by $0.9 million for the third quarter and increased by $8.2 million for the first nine months of 2014, respectively, compared to the same periods in 2013. The third quarter decrease is primarily due to lower gold prices and ore grades, and higher depreciation, depletion and amortization expense resulting from the addition of new assets and higher sales volumes. The gross profit increase for the nine-month period is mainly due to our ownership during only a part of the 2013 period. Tons of ore milled increased by 45% and 198% for the third quarter and year-to-date, respectively, compared to the prior year, not only due to our ownership for the full periods of 2014, but also higher daily throughput, as increased development activity in 2014 compared to 2013 has allowed mining operations to remove and process greater quantities of ore. Mill throughput achieved during the third quarter of 2014 reached 2,242 tons per day and for the first nine months was 2,216 tons per day, compared to 1,546 and 1,661 tons per day for the comparable 2013 periods. Gold production during the third quarter and first nine months of 2014 totaled 28,977 and 88,859 ounces respectively, compared to 23,406 ounces in the third quarter of 2013 and 30,146 ounces under our ownership in the first nine months of 2013. Ore grades realized for gold production of 0.16 ounces of per ton for the third quarter and first nine months of 2014 were lower by 11% and 6% compared to their levels for the same periods in 2013.

On a per unit basis, mining costs per ton of $102.33 and $108.68, respectively, for third quarter and first nine months of 2014 production were 31% and 20% lower than the third quarter and first nine months of last year, which totaled $147.55 and $135.86, respectively. The decrease is primarily due to higher ore production and foreign exchange differences between the two periods, as the U.S. dollar was stronger relative to the Canadian dollar in the third quarter of 2014 than it was in the third quarter of 2013. This is partially offset by higher stope preparation costs in the first quarter of 2014 resulting from increased development in the production stopes.

Milling unit costs decreased by 18% and 10% in the third quarter and first nine months of 2014, respectively, mainly due to higher ore production and exchange rate differences,.

Sales during the third quarter and first nine months of 2014 totaled $39.9 million and $120.2 million, respectively, compared to $27.4 million and $37.5 million for the same periods of 2013. The increases in 2014 are a result of increased throughput for the current year periods, with the nine month variance primarily attributed to our ownership during only a part of the 2013 period. The average realized sale price per ounce of gold during the third quarter and first nine months of 2014, respectively, was $1,280 and $1,289 compared to $1,301 and $1,310 for the same periods of 2013. The average market price for the third quarter and first nine months of 2014, respectively, was $1,282 and $1,288.

In June of 2014, we successfully modified the type of financial guarantee for reclamation work by the Quebec Mining Act from restricted cash deposits to a letter of credit. This allowed us to access formerly restricted cash totaling $7.5 million.

The West Mine shaft underwent a deepening project, which included construction of loading pockets and other related infrastructure. The deepened shaft reached functional completion during the third quarter of 2014 with the removal of the bulkhead dividing the operating shaft and the deepened section. This changeover required the shaft to be intermittently closed over a 22 day period which impacted production for the quarter. Other recent mine enhancements include a new paste backfill facility and a concrete plant, which, we believe should improve operational efficiency. In addition, a new dry house facility was completed in March 2014 at the West Mine, which will provide greater flexibility and efficiency for the underground miners, as this facility is located much closer to the main mine access than the prior facility.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for the third quarter and first nine months of 2014 and 2013:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash Cost, Before By-product Credits, per Gold Ounce	$901.70	$1,070.82	$914.85	$1,090.49
By-product credits	(3.87)	(4.83)	(3.71)	(4.98)
Cash Cost, After By-product Credits, per Gold Ounce	$897.83	$1,065.99	$911.14	$1,085.51

The decrease in Cash Cost, After By-product Credits, per Gold Ounce for the 2014 periods compared to 2013 was primarily the result of higher gold production due to increased ore throughput.

Mining and milling cost per ounce decreased in the third quarter and first nine months of 2014 compared to 2013 due to higher gold production and foreign exchange differences.

The difference between what we report as "production" and "payable metal quantities sold" is mainly attributable inventory changes incidental to the timing of sales of refined metals and shipping schedules.

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

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans, while affording a significant benefit to our employees, also represent a significant liability to us. The liability recorded for the funded status of our plans was $31.6 million and $32.1 million as of September 30, 2014 and December 31, 2013, respectively. We made contributions of $6.5 million aggregate principal amount of our Notes during the first nine months of 2014, with no additional contributions anticipated during the rest of 2014. See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. While the economic variables which will determine future cash requirements are uncertain, we expect contributions to increase in future years. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Income Taxes

We continue to have a net deferred tax asset in the U.S., and as a result of our acquisition of Aurizon, a net deferred tax liability in Canada. Our U.S. net deferred tax asset at September 30, 2014 totaled $113.5 million, or 5% of total assets, a decrease of $1.0 million from the $114.5 million net deferred tax asset at December 31, 2013. The largest component of the deferred tax asset is net operating loss carryforwards which are available to be applied against future taxable income. The next largest component is deferred exploration expense. Each reporting period we assess our deferred tax assets utilizing long-range forecasts to provide reasonable assurance that they will be realized through future earnings. At September 30, 2014, we retained a valuation allowance on U.S. deferred tax assets of $3.7 million, primarily for foreign tax credits. A $24.9 million valuation allowance remains on deferred tax assets in foreign jurisdictions.

Our net Canadian deferred tax liability at September 30, 2014 was $157.5 million, a decrease of $8.4 million from the $165.9 million net deferred tax liability at December 31, 2013. The deferred tax liability is the result of the acquisition of Aurizon completed on June 1, 2013, and is primarily related to the excess of the fair market value of the assets acquired over the tax bases of those assets for Canadian tax reporting, with the majority of that value allocated to mineral resources and reserves.

Our effective tax rate for the nine months ended September 30, 2014 compared to the same period in 2013 was impacted by changes in discrete tax adjustments, primarily related to one-time acquisition costs incurred for the Aurizon acquisition, the effects of the U.S. deduction for percentage depletion and the impact of taxation in foreign jurisdiction, and our net loss before income taxes for the nine-months ended September 30, 2014 being nearly at break-even.

Reconciliation of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

Set forth below are tables that present reconciliations between the non-GAAP measures of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits to the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization for our operations at the Greens Creek, Lucky Friday, and Casa Berardi units for the three- and nine-month periods ended September 30, 2014 and 2013.

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

	Total, Greens Creek and Lucky Friday Units
Dollars are in thousands (except per ounce amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
By-product value, all silver properties:
Zinc	$24,029	$17,911	$70,638	$56,851
Gold	14,315	14,979	46,573	51,416
Lead	18,179	13,244	50,933	33,768
Total by-product credits	$56,523	$46,134	$168,144	$142,035

By-product credits per silver ounce, all silver properties
Zinc	$8.39	$7.83	$8.99	$8.85
Gold	5.00	6.55	5.93	8.00
Lead	6.35	5.79	6.47	5.26
Total by-product credits	$19.74	$20.17	$21.39	$22.11

By-product credits included in our presentation of Cash Cost, After By-product Credits, per Gold Ounce for our Casa Berardi Unit include:

	Casa Berardi Unit (1)
Dollars are in thousands (except per ounce amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Silver by-product value	$112	$113	$330	$150
Silver by-product credits per gold ounce	$3.87	$4.83	$3.71	$4.98

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

	Total, Greens Creek and Lucky Friday Units
Dollars are in thousands (except per ounce amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash Cost, Before By-product Credits (2)	$72,083	$63,087	$206,653	$184,787
By-product credits	(56,523)	(46,134)	(168,144)	(142,035)
Cash Cost, After By-product Credits	15,560	16,953	38,509	42,752
Divided by silver ounces produced	2,864	2,287	7,860	6,424
Cash Cost, Before By-product Credits, per Silver Ounce	$25.17	$27.59	$26.29	$28.76
By-product credits per silver ounce	$(19.74)	$(20.17)	$(21.39)	$(22.11)
Cash Cost, After By-product Credits, per Silver Ounce	$5.43	$7.42	$4.90	$6.65
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$15,560	$16,953	$38,509	$42,752
Depreciation, depletion and amortization	17,204	15,735	53,706	46,630
Treatment costs	(21,430)	(18,486)	(61,346)	(56,055)
By-product credits	56,523	46,134	168,144	142,035
Change in product inventory	6,384	7	3,968	3,839
Reclamation and other costs	959	734	1,870	1,373
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$75,200	$61,077	$204,851	$180,574

	Greens Creek Unit
Dollars are in thousands (except per ounce amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash Cost, Before by-Product Credits (2)	$50,415	$47,340	$147,419	$152,590
By-product credits	(43,326)	(38,294)	(131,562)	(129,138)
Cash Cost, After By-product Credits	7,089	9,046	15,857	23,452
Divided by silver ounces produced	1,891	1,808	5,367	5,607
Cash Cost, Before By-product Credits, per Silver Ounce	$26.66	$26.18	$27.46	$27.21
By-product credits per silver ounce	$(22.91)	$(21.18)	$(24.51)	$(23.03)
Cash Cost, After By-product Credits, per Silver Ounce	$3.75	$5.00	$2.95	$4.18
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$7,089	$9,046	$15,857	$23,452
Depreciation, depletion and amortization	14,716	13,694	46,702	41,116
Treatment costs	(15,676)	(15,269)	(46,058)	(50,575)
By-product credits	43,326	38,294	131,562	129,138
Change in product inventory	5,966	585	3,589	5,292
Reclamation and other costs	909	688	1,779	1,312
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$56,330	$47,038	$153,431	$149,735

	Lucky Friday Unit
Dollars are in thousands (except per ounce amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total Cash Cost, Before By-product Credits (2)	$21,668	$15,747	$59,234	$32,197
By-product credits	(13,197)	(7,840)	(36,582)	(12,897)
Total Cash Cost, After By-product Credits	8,471	7,907	22,652	19,300
Divided by silver ounces produced	973	479	2,493	817
Total Cash Cost, Before By-product Credits, per Silver Ounce	$22.27	$32.87	$23.75	$39.42
By-product credits per silver ounce	$(13.56)	$(16.37)	$(14.67)	$(15.79)
Total Cash Cost, After By-product Credits, per Silver Ounce	$8.71	$16.50	$9.08	$23.63
Reconciliation to GAAP:
Total Cash Cost, After By-product Credits	$8,471	$7,907	$22,652	$19,300
Depreciation, depletion and amortization	2,488	2,041	7,004	5,514
Treatment costs	(5,754)	(3,217)	(15,288)	(5,480)
By-product credits	13,197	7,840	36,582	12,897
Change in product inventory	418	(578)	379	(1,453)
Reclamation and other costs	51	47	91	61
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$18,871	$14,040	$51,420	$30,839

	Casa Berardi Unit (1)
Dollars are in thousands (except ounce and per ounce amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash Cost, Before By-product Credits (2)	$26,134	$25,068	$81,293	$32,874
By-product credits	(112)	(113)	(330)	(150)
Cash Cost, After by-product credits	26,022	24,955	80,963	32,724
Divided by gold ounces produced	28,977	23,406	88,859	30,146
Cash Cost, Before By-product Credits, per Gold Ounce	$901.70	$1,070.82	$914.85	$1,090.49
By-product credits per gold ounce	$(3.87)	$(4.83)	$(3.71)	$(4.98)
Cash Cost, After By-product Credits, per Gold Ounce	$897.83	$1,065.99	$911.14	$1,085.51
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$26,022	$24,957	$80,963	$32,724
Depreciation, depletion and amortization	9,600	3,271	26,636	6,594
Treatment costs	$(108)	$(78)	$(337)	$(87)
By-product credits	112	113	330	150
Change in product inventory	$2,450	$(3,456)	$2,738	$(3,042)
Reclamation and other costs	207	59	621	81
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$38,283	$24,866	$110,951	$36,420

	Total, All Locations
Dollars are in thousands (except per ounce amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$41,582	$41,910	$119,472	$75,476
Depreciation, depletion and amortization	26,804	19,006	80,342	53,224
Treatment costs	(21,538)	(18,564)	(61,683)	(56,142)
By-product credits	56,635	46,247	168,474	142,185
Change in product inventory	8,834	(3,449)	6,706	797
Reclamation and other costs	1,167	793	2,491	1,454
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$113,484	$85,943	$315,802	$216,994

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

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	September 30, 2014	December 31, 2013
Cash and cash equivalents held in U.S. dollars	$200.2	$166.5
Cash and cash equivalents held in foreign currency	22.2	45.7
Total cash and cash equivalents	222.4	212.2
Marketable equity securities - non-current	7.0	7.0
Total cash, cash equivalents and investments	$229.4	$219.2

Cash and cash equivalents increased by $10.2 million in the first nine months of 2014, as discussed below, while the value of non-current marketable equity securities remained unchanged at $7.0 million (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

On April 12, 2013, we completed an offering of Notes in the total principal amount of US$500 million, as discussed in Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited). The net proceeds of $490 million from the offering of the Notes were used to partially fund the acquisition of Aurizon and for general corporate purposes, including expenses related to the Aurizon acquisition. In addition, on April 14, 2014, we entered into an agreement with the Hecla Mining Company Retirement Plan Trust pursuant to which we agreed to contribute Notes to the trust over the course of 2014, and $6.5 million in aggregate principal amount of the Notes was contributed in in the first nine months of 2014 in order to satisfy the funding requirement for our funded pension plan for 2014. The Notes are due May 1, 2021 and bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for.  Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013.

In 2011, we settled Hecla Limited's Coeur d'Alene Basin environmental litigation and related claims pursuant to a Consent Decree entered by the Court on September 8, 2011.  Payments of approximately $168 million, $25 million, and $15 million (and related interest) were made in October 2011, 2012, and 2013, respectively. In addition, a payment of approximately $14.1 million in proceeds from warrants exercised during the second quarter of 2014 was made in July 2014. Finally, a payment of approximately $41.3 million, consisting primarily of proceeds from the exercise of the remaining outstanding warrants, was made in August 2014, which satisfied Hecla Limited's remaining obligation under the Consent Decree.

The #4 Shaft project, which is discussed further in the Lucky Friday Segment section above, is expected to involve capital expenditures of approximately $215 million through 2016, of which $157 million has been spent on the project as of September 30, 2014 (leaving approximately $58 million remaining).

Pursuant to our common stock dividend policy described in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), our Board of Directors declared and paid dividends on common stock totaling $2.6 million in the first nine months of 2014 and $5.1 million in the first nine months of 2013. On November 3, 2014, our Board of Directors declared a dividend on common stock totaling $0.9 million payable in December 2014. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

On March 3, 2014, the Board of Directors issued 1,345,072 shares of restricted stock to employees in payment of approximately $4.6 million in annual and long-term incentive compensation for the period ended December 31, 2013.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of September 30, 2014, 934,100 shares have been purchased at an average price of $3.99 per share, leaving approximately 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at November 3, 2014, was $2.29 per share.

As a result of our current cash balances, the performance of our current operations, current metals prices, and full availability of our $100 million revolving credit agreement, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing (including equity issuances) if needed will be adequate to meet our obligations during the next 12 months. These obligations include, but are not limited to: debt service obligations related to the Notes, capital outlays for the #4 Shaft project and other capital expenditures, potential repurchases of our common stock under the program described above, and payment of common stock dividends, if declared by our board of directors.  We currently estimate that a total of approximately $150 million will be spent on capital expenditures, primarily for equipment, infrastructure, and development at our mines in 2014, of which we have spent approximately $94 million as of September 30, 2014. We also estimate that exploration and pre-development expenditures will total approximately $21 million in 2014. However, capital, exploration, and pre-development expenditures may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate costs, sources of liquidity available to us, and other factors. However, a sustained downturn in metals prices or significant increase in operational or capital costs, other uses of cash, or other factors beyond our control could impact our plans.

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash provided by operating activities (in millions)	$58.8	$5.1

Cash provided by operating activities in the first nine months of 2014 increased by $53.7 million compared to the same period in 2013 primarily due to higher income, as adjusted for non-cash items. The higher income is primarily due to increased production at the Lucky Friday mine and the addition of the Casa Berardi mine in June 2013 (see the Casa Berardi Segment and Lucky Friday Segment sections above).Working capital and other operating asset and liability changes resulted in a net cash flow decrease of $28.9 million in the first nine months of 2014 compared to a net decrease in cash flows of $16.0 million in the 2013 period.   The $12.9 million variance in cash flows due to working capital changes is mainly attributable to payments of approximately $55.4 million in the third quarter of 2014 to satisfy the remaining obligation under the Coeur d'Alene Basin environmental litigation settlement, primarily with proceeds from the exercise of warrants to purchase our common stock, as discussed above. The larger decrease in working capital changes was also due to lower accounts payable mainly attributable to decreased capital spending, partially offset by lower accounts receivable and inventory balances due mainly to the timing of sales at Greens Creek and Casa Berardi. In addition, cash requirements for accrued payroll and related benefits decreased during 2014 due to the payment of incentive compensation and 401(k) employer contributions in shares of our common stock. Finally, accrued taxes increased as a result of improved profitability in the 2014 period.

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash used in investing activities (in millions)	$(86.5)	$(437.8)

During the first nine months of 2014, we invested $90.7 million in capital expenditures, not including $3.4 million in non-cash capital lease additions, a decrease of $22.1 million compared to the same period in 2013 due to lower expenditures at the Greens Creek and Lucky Friday units, partially offset by ownership of the Casa Berardi unit for the entire 2014 period.  We recognized a cash outflow for the acquisition of Aurizon, net of cash acquired, of $321.1 million during the first nine months of 2013, as discussed above. During the first nine months of 2014, restricted investments related to reclamation bonding at the Casa Berardi unit decreased by $4.3 million. In the first nine months of 2014, we purchased investments having a cost basis of $0.6 million. We purchased investments having a cost basis of $5.7 million, and sold investments having a costs basis of $1.6 million for proceeds of $1.8 million, during the first nine months of 2013.

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash provided by financing activities (in millions)	$40.0	$477.8

We received $54.4 million in proceeds from the exercise of warrants during the first nine months of 2014, as discussed above. We received proceeds of $490.0 million, net of initial purchaser discount, from the issuance of the Notes in April 2013, and incurred fees of $1.2 million related to issuance of the Notes. We incurred costs related to our credit facility of $0.7 million in the first nine months of 2014. During the first nine months of 2014 and 2013, we paid cash dividends on our common stock totaling $2.6 million and $5.1 million, respectively, and cash dividends of $0.4 million on our Series B Preferred Stock. We made repayments on our capital leases of $6.9 million and $5.2 million in the first nine months of 2014 and 2013, respectively. We acquired treasury shares for $3.7 million and $0.3 million in the first nine months of 2014 and 2013, respectively.

During the nine months ended September 30, 2014 and 2013, exchange fluctuations between the U.S. dollar and Canadian dollar resulted in a $2.1 million decrease and $1.8 million increase in our cash balance, respectively, which is related to the Canadian cash balances and activity obtained through the acquisition of Aurizon.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Notes, litigation settlement, outstanding purchase orders, certain capital expenditures, our credit facility and lease arrangements as of September 30, 2014 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligation (1)	$9,370	$—	$—	$—	$9,370
Commitment fees (2)	500	417	—	—	917
Contractual obligations (3)	2,211	1,747	—	—	3,958
Capital lease commitments (4)	9,111	10,272	807	—	20,190
Operating lease commitments (5)	1,851	2,447	3,158	665	8,121
Supplemental executive retirement plan (6)	346	716	750	2,304	4,116
Senior Notes (7)	34,856	69,713	69,713	562,189	736,471
Total contractual cash obligations	$58,245	$85,312	$74,428	$565,158	$783,143

(1)

Consists of open purchase orders of approximately $4.5 million at the Greens Creek unit, $3.0 million at the Lucky Friday unit and $1.9 million as the Casa Berardi unit.  Included in these amounts are approximately $3.9 million, $2.2 million, and $0.5 million related to various capital projects at the Greens Creek, Lucky Friday, and Casa Berardi units, respectively.

(2)

We have a $100 million revolving credit agreement under which we are required to pay a standby fee of 0.5% per annum on undrawn amounts under the revolving credit agreement. There was no amount drawn under the revolving credit agreement as of September 30, 2014, and the amounts above assume no amounts will be drawn during the agreement's term.  For more information on our credit facility, see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)	As of September 30, 2014, we were committed to approximately $4.0 million for various non-capital items at our operating units.

(4)

Includes scheduled capital lease payments of $16.8 million and $3.4 million (including interest), respectively, for equipment at our Greens Creek and Lucky Friday units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

(7)

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021 (the "Notes"). See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for.  Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. Since the initial offering, we have issued an additional $6.5 million in aggregate principal amount of the Notes to fund obligations under our defined benefit pension plan. See Note 7 and Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information..

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At September 30, 2014, our liabilities for these matters totaled $59.0 million.  Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. See The Greens Creek Segment above for more information regarding our closure and reclamation obligations there. For additional information relating to our environmental obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At September 30, 2014, we had no existing off-balance sheet arrangements, as defined under Securities and Exchange Commission regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under Item 1A. — Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2013, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in Exchange-Traded Funds, industrial demand, and consumer demand. Gold demand arises primarily from investment and consumer demand.  Investment demand for silver and gold is influenced by various factors, including:  the value of the U.S. Dollar and other currencies, changing U.S. budget deficits, widening availability of exchange-traded commodity funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertainty concerning a global economic recovery could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  Consumer demand is driven significantly by demand for jewelry and similar retail products. We believe that industrial and economic trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer demand for silver and gold and industrial demand for silver.  However, there can be no assurance whether these trends will continue or to how they will impact prices of the metals we produce. In the past, we have recorded impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

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

Obligations for Environmental, Reclamation and Closure Matters

Accrued reclamation and closure costs can represent a significant and variable liability on our balance sheet. We have estimated our liabilities under appropriate accounting guidance, and on at least an annual basis - and more frequently if warranted - management reviews our liabilities with our Audit Committee. However, the ranges of liability could exceed the liabilities recognized. If substantial damages were awarded, claims were settled, or remediation costs incurred in excess of our accruals, our financial results or condition could be materially adversely affected.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at September 30, 2014, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable. See Item 1A – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2013.

Provisional Sales

Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfers to the smelter (generally at the time of shipment) at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the smelter and the final settlement with the smelter we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the smelter.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us of our annual report filed on Form 10-K for the year ended December 31, 2013 for more information).  At September 30, 2014, metals contained in concentrates and exposed to future price changes totaled approximately 1.1 million ounces of silver, 3,331 ounces of gold, 14,814 tons of zinc, and 3,353 tons of lead.  If the price for each metal were to change by ten percent, the change in the total value of the concentrates sold would be approximately $6.1 million.  However, as discussed in Commodity-Price Risk Management below, we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, we use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At September 30, 2014, we recorded the following balances related to these contracts:

•	a non-current asset of $0.2 million which is included in other non-current assets
•	a current liability of $0.4 million which is included in other current liabilities and is net of $1.8 million in contracts in a fair value current asset position; and
•	a non-current liability of $1.7 million which is included in other non-current liabilities and is net of $3.6 million in contracts in a fair value non-current asset position.

We recognized a $2.0 million net loss during the first nine months of 2014 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $2.6 million net loss during the first nine months of 2014 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments, which is net of $4.4 million in gains realized on settled contracts. The net loss on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing.  The net loss during the first six months of 2014 is primarily the result of increasing zinc prices. This program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following table summarizes the quantities of metals committed under forward sales contracts at September 30, 2014:

	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2014 settlements	901	3	27,668	6,449	$17.35	$1,224	$1.03	$0.94

Contracts on forecasted sales
2014 settlements	—	—	717	—	N/A	N/A	$1.03	N/A
2015 settlements	—	—	61,950	29,652	N/A	N/A	$0.98	$1.07
2016 settlements	—	—	44,699	34,337	N/A	N/A	$0.99	$1.03
2017 settlements	—	—	1,984	—	N/A	N/A	$1.04	N/A

The contracts on forecasted sales above represent approximately 41% of the forecasted payable zinc production at an average price of $0.98 per pound and approximately 32% of the forecasted payable lead production at an average price of $1.05 per pound.

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates of the currencies involved, particularly between the U.S. dollar and Canadian dollar. On June 1, 2013, we completed the acquisition of Aurizon Mines Ltd., which gave us ownership of the Casa Berardi mine and various mineral interests in Quebec, Canada. We have determined that the functional currency for our Canadian operations is the U.S. dollar. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from Canadian dollars to U.S. dollars are recorded to earnings each period. For the nine months ended September 30, 2014, we recognized a net foreign exchange gain of $6.1 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. We currently do not utilize forward contracts or other contracts to manage our exposure to foreign currency fluctuations, but we may do so in the future. A one percent change in the exchange rate between the U.S. dollar and Canadian dollar from the rate at September 30, 2014 would have resulted in a change of approximately $1.6 million in our net foreign exchange gain.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of September 30, 2014, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HECLA MINING COMPANY
(Registrant)

Date:	November 5, 2014	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	November 5, 2014	By:	/s/ James A. Sabala
James A. Sabala, Senior Vice President and
Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – September 30, 2014

Index to Exhibits

3.1

Certificate of Incorporation of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant's Form 10-Q for the quarter ended June 30, 2010 (File No. 1-8491), and incorporated herein by reference.

3.2	Bylaws of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant's Current Report on Form 8-K filed on August 22, 2014 (File No. 1-8491), and incorporated herein by reference.

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

4.3(b)

Supplemental Indenture, dated as of April 14, 2014, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee. Filed as exhibit 4.2 to Registrant’s S-3ASR filed on April 14, 2014 (File No. 1-8491), and incorporated herein by reference.

10.1(a)

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

10.1(b)

First Amendment to Third Amended and Restated Credit Agreement dated as of July 30, 2014, by and among Hecla Mining Company, Hecla Limited, Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrowers, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. *

10.1(c)

Second Amendment to Third Amended and Restated Credit Agreement dated as of September 17, 2014, by and among Hecla Mining Company, Hecla Limited, Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrowers, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act. *

101.INS	XBRL Instance. **

101.SCHXBRL	Taxonomy Extension Schema.**

101.CALXBRL	Taxonomy Extension Calculation.**

101.DEFXBRL	Taxonomy Extension Definition.**

101.LABXBRL	Taxonomy Extension Labels.**

101.PRE	XBRL Taxonomy Extension Presentation.**

* Filed herewith.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.