Form 10-K
period 2014-12-31
HECLA MINING CO/DE/
filed 2015-02-18
CIK 719413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

Form 10-K

____________________

☒	Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended December 31, 2014

Commission file No. 1-8491

HECLA MINING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	77–0664171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6500 N. Mineral Drive, Suite 200 Coeur d’Alene, Idaho	83815-9408
(Address of principal executive offices)	(Zip Code)

208-769-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.25 per share	New York Stock Exchange
Series B Cumulative Convertible Preferred Stock, par value $0.25 per share	New York Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ✔  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes        No ✔

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ✔  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ✔  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒                                                                  Accelerated Filer  ☐

Non-Accelerated Filer  ☐                                                                    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates was $1,194,535,883 as of June 30, 2014. There were 348,689,981 shares of the registrant’s Common Stock outstanding as of June 30, 2014, and 369,403,662 shares outstanding as of February 16, 2015.

Documents incorporated by reference herein:

To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 2015 Annual Meeting of Shareholders of the registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the registrant’s 2014 fiscal year, is incorporated herein by reference. See Part III.

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Item 1A. Risk Factors and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. Projections and other forward-looking statements included in this report have been prepared based on assumptions, which we believe to be reasonable, but not in accordance with United States generally accepted accounting principles (“GAAP”) or any guidelines of the Securities and Exchange Commission (“SEC”). Actual results may vary, perhaps materially. You are strongly cautioned not to place undue reliance on such projections and other forward-looking statements. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We produce lead, zinc and bulk concentrates, which we sell to custom smelters and brokers, and unrefined bullion bars (doré) containing gold and silver, which are further refined before sale to precious metals traders.  We are organized and managed in three segments that encompass our operating units: the Greens Creek, Lucky Friday, and Casa Berardi units.

The map below shows the locations of our operating units and our exploration and pre-development projects, as well as our corporate offices located in Coeur d’Alene, Idaho and Vancouver, British Columbia.

Our current business strategy is to focus our financial and human resources in the following areas:

•	Operating our properties safely, in an environmentally responsible manner, and cost-effectively.

•	Continue optimizing and improving operations at our Greens Creek, Lucky Friday, and Casa Berardi units.

•	Expanding our proven and probable reserves and production capacity at our operating properties.

•	Conducting our business with fiscal stewardship to preserve our financial position in varying metals price environments.

•	Continuing to advance our San Sebastian project in Mexico through additional drilling and a preliminary economic study with the goal of reaching a development decision in 2015.

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

•

Continuing to seek opportunities to acquire and invest in mining properties and companies. Examples include our acquisition of Aurizon Mines Ltd. ("Aurizon") and minority investments in certain exploration stage companies in 2012 and 2013.

Below is a summary of net income (loss) for each of the last five years (in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Net income (loss)	$17,824	$(25,130)	$14,954	$151,164	$48,983

Our financial results over the last five years have been impacted by:

•	Fluctuations in prices of the metals we produce. The average, high and low daily closing market prices for silver, gold, lead and zinc for each of the last five years are as follows:

	2014	2013	2012	2011	2010
Silver (per oz.):
Average	$19.08	$23.83	$31.15	$35.11	$20.16
High	$22.05	$32.23	$37.23	$48.70	$30.70
Low	$15.28	$18.61	$26.67	$26.16	$15.14
Gold (per oz.):
Average	$1,266	$1,411	$1,669	$1,569	$1,225
High	$1,385	$1,694	$1,792	$1,895	$1,421
Low	$1,142	$1,192	$1,540	$1,319	$1,058
Lead (per lb.):
Average	$0.95	$0.97	$0.94	$1.09	$0.97
High	$1.03	$1.11	$1.06	$1.33	$1.18
Low	$0.82	$0.88	$0.79	$0.81	$0.71
Zinc (per lb.):
Average	$0.98	$0.87	$0.88	$0.99	$0.98
High	$1.10	$0.99	$0.99	$1.15	$1.20
Low	$0.88	$0.81	$0.80	$0.79	$0.72

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for a summary of average market and realized prices for each of the three years ended December 31, 2014, 2013 and 2012.   Our results of operations are significantly impacted by fluctuations in the prices of silver, gold, lead and zinc, which are affected by numerous factors beyond our control.  See Item 1A. Risk Factors – Financial Risks – A substantial or extended decline in metals prices would have a material adverse effect on us for information on a number of the various factors that can impact prices of the metals we produce. Our average realized prices for silver, gold, and lead were lower in 2014 compared to 2013, while the average realized prices for zinc increased. Average realized prices for silver, gold, and zinc decreased in 2013 compared to 2012, while lead prices increased.  We believe that market metal price trends are a significant factor in our operating and financial performance.  We are unable to predict fluctuations in prices for metals and have limited control over the timing of our concentrate shipments which impacts our realized prices. However, we utilize financially-settled forward contracts for lead and zinc with the objective of managing the exposure to changes in prices of lead and zinc contained in our concentrate shipments between the time of sale and final settlement. In addition, in July 2013, we initiated a similar program for silver and gold with the objective of managing exposure to changes in prices for those metals contained in our concentrate shipments.  See Note 10 of Notes to Consolidated Financial Statements for more information on our base and precious metal forward contract programs.

•

Cost of sales and other direct production costs of $304.4 million in 2014, $235.3 million in 2013, $134.1 million in 2012, $165.6 million in 2011 and $164.0 million in 2010.  During 2012 and 2013, costs of sales and other direct production costs were impacted by the temporary suspension of production at the Lucky Friday mine during most of 2012 and by the acquisition of the Casa Berardi mine during 2013. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for more information.

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

•

Exploration and pre-development expenditures totaling $19.7 million, $37.7 million, $49.7 million, $31.4 million and $21.6 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

•

Provision for closed operations and environmental matters of $10.1 million, $5.4 million, $4.7 million, $9.7 million and $201.1 million for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, respectively.  The $201.1 provision in 2010 included $193.2 million accrued for environmental obligations in Idaho’s Coeur d’Alene Basin as a result of an agreement with the United States, the Coeur d’Alene Indian Tribe, and the State of Idaho on financial terms of settlement of the Coeur d’Alene Basin environmental litigation and related claims that was completed during 2014.

•

Net gain on base metal forward contracts of $9.1 million in 2014, a net gain of $18.0 million in 2013, a net loss of $10.5 million in 2012, a net gain of $38.0 million in 2011, and a net loss of $20.8 million in 2010. These gains and losses are related to financially-settled forward contracts on forecasted zinc and lead production as part of a risk management program initiated in 2010.  See Note 10 of Notes to Consolidated Financial Statements for more information on our derivatives contracts.

•

Our acquisition of Aurizon for $714.5 million in June 2013, which was partially funded by the issuance of 6.875% Senior Notes due 2021 ("Senior Notes") in April 2013 for net proceeds of $490.0 million. We recognized expenses relating to the Aurizon acquisition of $26.4 million in 2013. In addition, in 2014 and 2013, respectively, we recorded interest expense related to the Senior Notes, including amortization of issuance costs, of $24.6 million and $19.1 million, net of $11.8 million and $6.5 million in capitalized interest. See Note 15 of Notes to Consolidated Financial Statements for more information on the acquisition.

•	An increase in the number of shares of our common stock outstanding, which impacts our income (loss) per common share.

A comprehensive discussion of our financial results for the years ended December 31, 2014, 2013 and 2012, individual operating unit performance, general corporate expenses and other significant items can be found in Item 7. — Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, as well as the Consolidated Financial Statements and Notes thereto.

Products and Segments

Our segments are differentiated by geographic region. We produce zinc, lead and bulk concentrates at our Greens Creek unit and lead and zinc concentrates at our Lucky Friday unit, each of which we sell to custom smelters and brokers on contract. We also produce unrefined gold and silver bullion bars (doré) at Greens Creek and Casa Berardi, which are shipped directly to customers or further refined before sale of the metals to precious metals traders. The concentrates produced at our Greens Creek and Lucky Friday units contain payable silver, zinc and lead, and the concentrates produced at Greens Creek also contain payable gold. Payable metals are those included in our products that can be recovered and sold by smelters, brokers and refiners. Our segments as of December 31, 2014 included:

•

The Greens Creek unit located on Admiralty Island, near Juneau, Alaska. Greens Creek is 100% owned and has been in production since 1989, with a temporary care and maintenance period from April 1993 through July 1996.

•

The Lucky Friday unit located in northern Idaho. Lucky Friday is 100% owned and has been a producing mine for us since 1958. Production at the Lucky Friday unit reached historical levels in September 2013 following a period of temporary care and maintenance and no production in 2012 (see Item 2. Property Description, Operating Properties, The Lucky Friday Unit). Production was at full historical rates during 2014.

•

The Casa Berardi unit located in the Abitibi region of north-western Quebec, Canada. Casa Berardi is 100% owned and was acquired on June 1, 2013 with the purchase of all issued and outstanding common shares of Aurizon Mines Ltd. ("Aurizon", see Note 15 of Notes to Consolidated Financial Statements). Aurizon had operated and produced from the Casa Berardi mine since late 2006 and began various mine enhancements in an effort to improve operational efficiency, including a shaft deepening project completed in 2014 and a new paste fill facility completed in 2013.

The contributions to our consolidated sales by our operating units in 2014 were 49.0% from Greens Creek, 33.1% from Casa Berardi, and 17.9% from Lucky Friday.

The table below summarizes our production for the years ended December 31, 2014, 2013 and 2012.  Zinc and lead production quantities are presented in short tons (“tons”).

	Year
	2014	2013	2012
Silver (ounces)	11,090,506	8,919,728	6,394,235
Gold (ounces)	186,997	119,989	55,496
Lead (tons)	40,255	30,374	21,074
Zinc (tons)	67,969	61,406	64,249

Licenses, Permits and Concessions

We are required to obtain various licenses and permits to operate our mines and conduct exploration and reclamation activities.  The suspension in production at the Lucky Friday unit during 2012 was pursuant to an order from the Federal Mine Safety and Health Administration. See Item 1A. Risk Factors - Legal, Market and Regulatory Risks - We are required to obtain governmental permits and other approvals in order to conduct mining operations.  The operations and exploration activities at our Casa Berardi unit are subject to claims renewal and minimum work commitment requirements under the Quebec Mining Act. In addition, we conduct our exploration activities in Mexico pursuant to concessions granted by the Mexican government, which are subject to certain political risks associated with foreign operations.  See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks - Our foreign activities are subject to additional inherent risks.

Physical Assets

Our business is capital intensive and requires ongoing capital investment for the replacement, modernization or expansion of equipment and facilities and to develop new ore reserves.  At December 31, 2014, the book value of our property, plant, equipment and mineral interests, net of accumulated depreciation, was approximately $1.8 billion.  For more information see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. We maintain insurance policies against property loss and business interruption.  However, such insurance contains exclusions and limitations on coverage, and there can be no assurance that claims would be paid under such insurance policies in connection with a particular event.  See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks - Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

Employees

As of December 31, 2014, we employed 1,354 people, and we believe relations with our employees are generally good.

Many of the employees at our Lucky Friday unit are represented by a union. The current collective bargaining agreement with workers at our Lucky Friday unit expires on April 30, 2016. As a result of the requirement to remove built-up cementitious material from the Silver Shaft, underground access was limited and production temporarily suspended at the Lucky Friday, forcing Hecla Limited to lay off 121 employees in January 2012 (approximately 25 of those employees accepted temporary positions at other Hecla operations). With the resumption of production in early 2013, employment at the Lucky Friday returned to roughly its level prior to the suspension of production. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - The Lucky Friday Segment .

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

We have included the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report. Additionally, we filed with the New York Stock Exchange (“NYSE”) the CEO’s certification regarding our compliance with the NYSE’s Corporate Governance Listing Standards (“Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards, which certification was dated June 11, 2014, and indicated that the CEO was not aware of any violations of the Listing Standards.

Item 1A. Risk Factors

The following risks and uncertainties, together with the other information set forth in this report, should be carefully considered by those who invest in our securities. Any of the following risks could materially adversely affect our business, financial condition or operating results and could decrease the value of our common or preferred stock or other outstanding securities.

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

These factors are largely beyond our control and are difficult to predict. If the market prices for these metals fall below our production or development costs for a sustained period of time, we will experience losses and may have to discontinue exploration, development or operations, or incur asset write-downs at one or more of our properties. See Item 1. Business – Introduction for information on the average, high, and low daily closing prices for silver, gold, lead and zinc for the last five years. On February 16, 2015, the closing prices for silver, gold, lead and zinc were $17.27 per ounce, $1,229 per ounce, $0.83 per pound and $0.98 per pound, respectively.

The acquisition of Aurizon increased our exposure to gold price volatility.

The financial results of our Casa Berardi unit, obtained through the acquisition of Aurizon in June 2013, are highly sensitive to changes in the price of gold, and the acquisition of Aurizon increased the sensitivity of our results to such changes. Gold prices fluctuate and are affected by numerous factors, including expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic crises and governmental policies with respect to gold holdings by central banks. The demand for and supply of gold affects gold prices but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold consists primarily of jewelry and investment demand. We do not use forward sale contracts, or other derivative products, to protect the price level of future gold sales at the Casa Berardi unit, and as a result, those sales are exposed to commodity price risk.

An extended decline in metals prices, an increase in operating or capital costs, mine accidents or closures, increasing environmental obligations, or our inability to convert exploration potential to reserves may cause us to record write-downs, which could negatively impact our results of operations.

When events or changes in circumstances indicate that the carrying value of our long-lived assets may not be recoverable, we review the recoverability of the carrying value by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Impairment must be recognized when the carrying value of the asset exceeds these cash flows, and recognizing impairment write-downs could negatively impact our results of operations.  Metal price estimates are a key component used in the analysis of the carrying values of our assets, as the evaluation approach involves comparing carrying values to the average estimated undiscounted cash flows resulting from operating plans using various metals price scenarios.  Our estimates of undiscounted cash flows for our long-lived assets also include an estimate of the market value of the exploration potential beyond the current operating plans.  Because the average estimated undiscounted cash flows exceeded the carrying values of our long-lived assets, we did not record impairments as of December 31, 2014. However, if the prices of silver, gold, zinc and lead decline for an extended period of time, if we fail to control production or capital costs, if regulatory issues increase costs or decrease production, or if we do not realize the mineable ore reserves or exploration potential at our mining properties, we may be required to recognize asset write-downs in the future. In addition, the perceived market value of the exploration potential of our properties is dependent upon prevailing metals prices as well as our ability to discover economic ore. A decline in metals prices for an extended period of time or our inability to convert exploration potential to reserves could significantly reduce our estimates of the value of the exploration potential at our properties and result in asset write-downs.

We have had losses that could reoccur in the future.

We have had volatility in our net income (loss) reported in the last five years, as shown in Item 6. Selected Financial Data, including a net loss for the year ended December 31, 2014. A comparison of operating results over the past three years can be found in Results of Operations in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Many of the factors affecting our operating results are beyond our control, including, but not limited to, the volatility of metals prices; smelter terms; rock and soil conditions; seismic events; availability of hydroelectric power; diesel fuel prices; interest rates; foreign exchange rates; global or regional political or economic policies; inflation; availability and cost of labor; economic developments and crises; governmental regulations; continuity of orebodies; ore grades; recoveries; price speculation by certain investors; and purchases and sales by central banks and other holders and producers of gold and silver in response to these factors. We cannot foresee whether our operations will continue to generate sufficient revenue in order for us to generate net cash from operating activities. There can be no assurance that we will not experience net losses in the future.

Commodity risk management activities could prevent us from realizing possible revenues or expose us to losses.

We periodically enter into risk management activities, such as financially-settled forward sales contracts, to manage the prices received on the metals we produce. Such activities are utilized in an attempt to partially insulate our operating results from changes in prices for those metals. However, such activities may prevent us from realizing possible revenues in the event that the market price of a metal exceeds the price stated in a forward sale contract. In addition, we may experience losses if a counterparty fails to purchase under a contract when the contract price exceeds the spot price of a commodity.

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

Our profitability could be affected by the prices of other commodities.

Our profitability is sensitive to the costs of commodities such as fuel (in particular as used at Greens Creek to generate electricity when hydropower is unavailable), steel, and cement. While the recent prices for such commodities have been stable or in decline, prices have been historically volatile and material increases in commodity costs could have a significant effect on our results of operations.

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

Future estimates and actual results may differ materially from these estimates as a result of using different assumptions or conditions. For additional information, see Critical Accounting Estimates in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 1 of Notes to Consolidated Financial Statements and the risk factors set forth below: “Our development of new orebodies and other capital costs may be higher and provide less return than we estimated,” “Our ore reserve estimates may be imprecise,” “Our environmental obligations may exceed the provisions we have made,” and “We are currently involved in ongoing legal disputes that may materially adversely affect us.”

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized.  Otherwise, a valuation allowance is applied against deferred tax assets, reducing the value of such assets.  Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income.  Estimates of future taxable income are based on forecasted income from operations and the application of existing tax laws in each jurisdiction.  Metal price and production estimates are key components used in the determination of our ability to realize the expected future benefit of our deferred tax assets. To the extent that future taxable income differs significantly from estimates as a result of a decline in metals prices or other factors, our ability to realize the deferred tax assets could be impacted.  Additionally, significant future issuances of common stock or common stock equivalents, or changes in the direct or indirect ownership of our common stock or common stock equivalents could limit our ability to utilize our net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. Future changes in tax law or changes in ownership structure could limit our ability to utilize our recorded tax assets.  We currently have no deferred tax valuation allowances, with the exception of certain amounts related to foreign net operating loss carryforwards, and our current and non-current deferred tax asset balances as of December 31, 2014 were $12.0 million and $98.9 million, respectively.   See Note 5 of Notes to Consolidated Financial Statements for further discussion of our deferred tax assets.

 Global financial events may have an impact on our business and financial condition in ways that we currently cannot predict.

The 2008 credit crisis and related turmoil in the global financial system and ensuing recession had an impact on our business and financial position, and similar events in the future could also impact us.  The continuation or re-emergence of the financial crisis or recession, or disruption of key sectors of the economy such as oil and gas, may limit our ability to raise capital through credit and equity markets.  The prices of the metals that we produce are affected by a number of factors, and it is unknown how these factors may be impacted by a global financial event.

Returns for investments in pension plans and pension plan funding requirements are uncertain.

We maintain defined benefit pension plans for U.S. employees, which provide for defined benefit payments after retirement for most U.S. employees. Canadian employees participate in Canada's public retirement system, and are not eligible to participate in the defined benefit pension plans that we maintain for U.S. employees. The ability of the pension plans maintained for U.S. employees to provide the specified benefits depends on our funding of the plans and returns on investments made by the plans. Returns, if any, on investments are subject to fluctuations based on investment choices and market conditions. A sustained period of low returns or losses on investments could require us to fund the pension plans to a greater extent than anticipated.  See Note 8 of Notes to Consolidated Financial Statements for more information on our pension plans.

Risks Relating to Our Debt

Our level of debt could impair our financial health and prevent us from fulfilling our obligations under our current debt obligations.

As of December 31, 2014, we had total indebtedness of approximately $521.6 million. Our level of debt and our debt service obligations could:

•	make it more difficult for us to satisfy our current debt obligations;

•	reduce the amount of funds available to finance our operations, capital expenditures and other activities;

•	increase our vulnerability to economic downturns and industry conditions;

•	limit our flexibility in responding to changing business and economic conditions, including increased competition and demand for new products and services;

•	place us at a disadvantage when compared to our competitors that have lower leverage;

•	increase our cost of borrowing; and

•	limit our ability to borrow additional funds.

Our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indenture governing our outstanding debt securities contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. We have $100 million in available capacity to be drawn from our revolving credit facility.

If new debt is added to our and our subsidiaries' existing debt levels, the risks associated with such debt that we currently face would increase.

The terms of our debt impose restrictions on our operations.

The indenture governing our outstanding debt securities includes a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs. These covenants will, among other things:

•	make it more difficult for us to satisfy our obligations with respect to our outstanding debt securities and our other debt;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements, or require us to make divestitures;

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

In addition, utilization of our revolving credit facility would require us to comply with various covenants. A breach of any of these covenants could result in an event of default under the agreement governing our revolving credit facility that, if not cured or waived, could give the holders of the defaulted debt the right to terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately. Acceleration of any of our debt could result in cross-defaults under our other debt instruments, including the indenture governing our outstanding debt securities. Our assets and cash flow may be insufficient to repay borrowings fully under all of our outstanding debt instruments if any of our debt instruments are accelerated upon an event of default, which could force us into bankruptcy or liquidation. In such an event, we may be unable to repay our debt obligations. In addition, in some instances, this would create an event of default under the indenture governing our outstanding debt securities.

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

In addition, we conduct substantially all of our operations through our subsidiaries, certain of which will not be guarantors of our indebtedness. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of our indebtedness, our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the credit agreement governing our revolving credit facility and the indenture governing our outstanding debt securities limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture governing our outstanding debt securities may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Borrowings under our revolving credit facility would be at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Assuming all revolving loans were fully drawn, each one percentage point change in interest rates would result in a $1.0 million change in annual cash interest expense on our credit facility.

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

For the year ended December 31, 2014, our non-guarantor subsidiaries represented 33% of our sales of metals and 32% of our other operating expenses. As of December 31, 2014, our non-guarantor subsidiaries represented 36% of our total assets and 22% of our total liabilities, including trade payables, deferred tax liabilities and royalty obligations but excluding intercompany liabilities.

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

Production may be reduced below our historical or estimated levels as a result of mining accidents; unfavorable ground or shaft conditions; work stoppages or slow-downs; lower than expected ore grades; unexpected regulatory actions; if the metallurgical characteristics of ore are less economic than anticipated; or because our equipment or facilities fail to operate properly or as expected. Both of the Lucky Friday and Casa Berardi mines have a history of ground instability and related incidents. All of our mines are subject to risks relating to ground instability, including, but not limited to, crown pillar collapse or stope failure. The occurrence of an event such as those described above could result in loss of life or temporary or permanent cessation of operations, any of which could have a material adverse effect on our financial condition and results of operations. Other closures or impacts on operations or production may occur at any of our mines at any time, whether related to accidents, changes in conditions, changes to regulatory policy, or as precautionary measures.

Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

Our business is capital intensive, requiring ongoing investment for the replacement, modernization or expansion of equipment and facilities. Our mining and milling operations are subject to risks of process upsets and equipment malfunctions. Equipment and supplies may from time to time be unavailable on a timely basis. Our business is subject to a number of other risks and hazards including:

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

We maintain insurance to protect against losses that may result from some of these risks, such as property loss and business interruption, in amounts we believe to be reasonably consistent with our historical experience, industry practice and circumstances surrounding each identified risk. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to environmental liability and political risk. We have received some payment for business interruption insurance claims related to the temporary suspension of operations at the Lucky Friday mine and continue to seek further reimbursement (see the risk factor above titled "Mining accidents or other adverse events at an operation could decrease our anticipated production"). There can be no assurance that claims would be paid under such insurance policies in connection with a particular event. Insurance specific to environmental risks is generally either unavailable or, we believe, too expensive for us, and we therefore do not maintain environmental insurance. Occurrence of events for which we are not insured may have an adverse effect on our business.

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

Many of these estimates are based on geological and other interpretive data, which may be imprecise. As a result, actual operating and capital costs and returns from a development project may differ substantially from our estimates, and, as such, it may not be economically feasible to continue with a development project.

Our ore reserve estimates may be imprecise.

Our ore reserve figures and costs are primarily estimates and are not guarantees that we will recover the indicated quantities of these metals. You are strongly cautioned not to place undue reliance on estimates of reserves (or mineralized material or other resource estimates). Reserves are estimates made by our professional technical personnel, and no assurance can be given that the estimated amount of metal or the indicated level of recovery of these metals will be realized. Reserve estimation is an interpretive process based upon available data and various assumptions. Our reserve estimates may change based on actual production experience. Further, reserves are valued based on estimates of costs and metals prices, which may not be consistent among our properties or across the industry. The economic value of ore reserves may be adversely affected by:

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

The #4 Shaft project, an internal shaft at the Lucky Friday mine, is expected, upon its completion, to provide deeper access in order to increase the mine's production and operational life. The #4 Shaft project, as currently designed, is expected to involve development down to the 8800 foot level and capital expenditures of approximately $215 million, which includes approximately $165 million that has been spent on the project as of December 31, 2014.  We believe that our current capital resources will allow us to complete the project by its estimated completion target of 2016.  However, there are a number of factors that could affect completion of the project as currently designed, including: (i) a significant decline in metals prices, (ii) a reduction in available cash or credit, whether arising from decreased cash flow or other uses of available cash, (iii) increased regulatory compliance, or (iv) a significant increase in operating or capital costs.  One or more of these factors could potentially require us to suspend the project, defer or eliminate some of the planned development, or access additional capital through debt financing, the sale of securities, or other external sources.  This additional financing could be costly or unavailable.

Our joint development and operating arrangements may not be successful.

We have entered into joint venture arrangements in order to share the risks and costs of developing and operating properties. In a typical joint venture arrangement, the partners own proportionate shares of the assets, are entitled to indemnification from each other and are only responsible for any future liabilities in proportion to their interest in the joint venture. If a party fails to perform its obligations under a joint venture agreement, we could incur liabilities and losses in excess of our pro-rata share of the joint venture.  We make investments in exploration and development projects that may have to be written off in the event we do not proceed to a commercially viable mining operation. See Note 15 of Notes to Consolidated Financial Statements.

Our ability to market our metals production may be affected by disruptions or closures of custom smelters and/or refining facilities.

We sell our metallic concentrates to custom smelters and brokers. Our doré bars are sent to refiners for further processing before being sold to metal traders. If we are unable to sell concentrates to our customers, our operations could be adversely affected.  See Note 11 of Notes to Consolidated Financial Statements for more information on the distribution of our sales and our significant customers.

We face inherent risks in acquisitions of other mining companies or properties that may adversely impact our growth strategy.

We are actively seeking to expand our mineral reserves by acquiring other mining companies or properties. For example, on June 1, 2013, we acquired all of the outstanding common stock of Aurizon Mines Ltd., giving us 100% ownership of the Casa Berardi mine and other mineral interests. Although we are pursuing opportunities that we feel are in the best interest of our stockholders, these pursuits are costly and often unproductive. Inherent risks in acquisitions we may undertake in the future could adversely affect our current business and financial condition and our growth.

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

We are dependent upon the ability and experience of our executive officers, managers, employees and other personnel, and there can be no assurance that we will be able to retain such employees. We compete with other companies both in and outside the mining industry in recruiting and retaining qualified employees knowledgeable about the mining business. From time to time, we have encountered, and may in the future encounter, difficulty recruiting skilled mining personnel at acceptable wage and benefit levels in a competitive labor market, and may be required to utilize contractors, which can be more costly. Temporary or extended lay-offs due to mine closures may exacerbate such issues and result in vacancies or the need to hire less skilled or efficient employees. The loss of these persons or our inability to attract and retain additional highly skilled employees could have an adverse effect on our business and future operations.  The Lucky Friday mine is our only operation subject to a collective bargaining agreement, which expires on April 30, 2016.

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

We compete with other mining companies to attract and retain key executives, skilled labor, and other employees. We also compete with other mining companies for the services of other skilled personnel and contractors and their specialized equipment, components and supplies, such as drill rigs, necessary for exploration and development. We also compete with other mining companies for rights to mine properties. We may be unable to continue to obtain the services of skilled personnel and contractors or specialized equipment or supplies, or to acquire additional rights to mine properties.

We may be subject to a number of unanticipated risks related to inadequate infrastructure.

Mining, processing, development and exploration activities depend on adequate infrastructure. Reliable roads, bridges, power sources and water supply are important to our operations, and their availability and condition affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, other interference in the maintenance or provision of such infrastructure, or government intervention, could adversely affect our mining operations.

 Our foreign activities are subject to additional inherent risks.

On June 1, 2013, we completed the acquisition of Aurizon, giving us 100% ownership of the producing Casa Berardi mine, along with interests in various other properties, in Quebec, Canada.  See Note 15 of Notes to Consolidated Financial Statements for more information.  In addition, we currently conduct exploration and pre-development activities in Mexico and continue to own assets, including real estate and mineral interests there. We anticipate that we will continue to conduct operations in Canada, Mexico, and possibly other international locations in the future. Because we conduct operations internationally, we are subject to political and economic risks such as:

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

Integration of the operations of the properties we acquire with our existing business will be a complex, time-consuming and costly process. Failure to successfully integrate the acquired properties and operations in a timely manner may have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficulties of combining the acquired operations include, among other things:

•	operating a larger organization;

•	operating in multiple legal jurisdictions;

•	coordinating geographically and linguistically disparate organizations, systems and facilities;

•	adapting to additional political, regulatory, legal and social requirements;

•	integrating corporate, technological and administrative functions; and

•	diverting management's attention from other business concerns.

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

We may not realize all of the anticipated benefits from our acquisitions.

We may not realize all of the anticipated benefits from any future acquisitions, such as increased earnings, cost savings and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher than expected acquisition and operating costs or other difficulties, unknown liabilities, inaccurate reserve estimates and fluctuations in market prices.

The properties we may acquire may not produce as expected, and we may be unable to determine reserve potential, identify liabilities associated with the acquired properties or obtain protection from sellers against such liabilities.

The properties we acquire in any acquisitions may not produce as expected, may be in an unexpected condition and we may be subject to increased costs and liabilities, including environmental liabilities. Although we review properties prior to acquisition in a manner consistent with industry practices, such reviews are not capable of identifying all potential adverse conditions. Generally, it is not feasible to review in depth every individual property involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems or permit a buyer to become sufficiently familiar with the properties to fully assess their condition, any deficiencies, and development potential.

The acquisition of Aurizon exposes us to additional political risks.

Our properties obtained through the acquisition of Aurizon are located in areas of Quebec, Canada which may be of particular interest or sensitivity to one or more interest groups, including aboriginal groups (which are generally referred to as "First Nations"). We now have mineral projects in Quebec that may be in areas with a First Nations presence. It is our practice to work closely with and consult with First Nations in areas in which our projects are located or which could be impacted by our activities. However, there is no assurance that relationships with such groups will be positive. Accordingly, it is possible that our production, exploration or development activities on these properties could be interrupted or otherwise adversely affected in the future by political uncertainty, native land claims entitlements, expropriations of property, changes in applicable law, governmental policies and policies of relevant interest groups, including those of First Nations. Any changes in law or relations or shifts in political conditions may be beyond our control and may adversely affect our business and operations and if significant, may result in the impairment or loss of mineral concessions or other mineral rights, or may make it impossible to continue our mineral production, exploration or development activities in the applicable area, any of which could have an adverse effect on our financial conditions and results of operations.

Legal, Regulatory and Market Risks

We are currently involved in ongoing legal disputes that may materially adversely affect us.

There are several ongoing legal disputes in which we are involved, and additional actions may be filed against us. We may be subject to future claims, including those relating to environmental damage, safety conditions at our mines, and other matters. The outcomes of these pending and potential claims are uncertain. We may not resolve these claims favorably. Depending on the outcome, these actions could have adverse financial effects or cause reputational harm to us. If any of these disputes result in a substantial monetary judgment against us, are settled on terms in excess of our current accruals, or otherwise impact our operations, our financial results or condition could be materially adversely affected. For a description of some of the lawsuits and other claims in which we are involved, see Note 7 of Notes to Consolidated Financial Statements.

We are required to obtain governmental permits and other approvals in order to conduct mining operations.

In the ordinary course of business, mining companies are required to seek governmental permits and other approvals for continuation or expansion of existing operations or for the commencement of new operations. For example, we estimate that our Greens Creek tailings impoundment area has sufficient capacity to meet our needs through the end of 2016. In order to increase the tailings capacity at the mine, certain permits are required. Obtaining the necessary governmental permits is a complex, time-consuming and costly process. The duration and success of our efforts to obtain permits are contingent upon many variables not within our control. Obtaining environmental permits, including the approval of reclamation plans, may increase costs and cause delays or halt the continuation of mining operations depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority. Interested parties may seek to prevent issuance of permits and intervene in the process or pursue extensive appeal rights. Past or ongoing violations of laws or regulations could provide a basis to revoke existing permits or to deny the issuance of additional permits. In addition, evolving reclamation or environmental concerns may threaten our ability to renew existing permits or obtain new permits in connection with future development, expansions and operations. There can be no assurance that all necessary approvals and permits will be obtained and, if obtained, that the costs involved will not exceed those that we previously estimated. It is possible that the costs and delays associated with the compliance with such standards and regulations could become such that we would not proceed with the development or operation.  We are often required to post surety bonds or cash collateral to secure our reclamation obligations and we may be unable to obtain the required surety bonds or may not have the resources to provide cash collateral.

We face substantial governmental regulation and environmental risk.

Our business is subject to extensive U.S. and foreign, federal, state and local laws and regulations governing development, production, labor standards, health and safety, the environment and other matters. For example, our operating mines in the United States frequently receive citations under the Mine Safety and Health Act, as administered by MSHA. Further, we have been and are currently involved in lawsuits or disputes in which we have been accused of causing environmental damage, violating environmental laws, or violating environmental permits, and we may be subject to similar lawsuits or disputes in the future. See the risk factor below titled "Our environmental obligations may exceed the provisions we have made."

Exposure to these liabilities arises not only from our existing operations, but also from operations that have been closed, sold to third parties, or properties in which we had a leasehold, joint venture, or other interest. With a history dating back to 1891, our exposure to environmental claims may be greater because of the bankruptcy or dissolution of other mining companies which may have engaged in more significant activities at a mining site than we but which are no longer available for governmental agencies or other claimants to make claims against or obtain judgments from. Similarly, the federal government or private parties could seek to hold Hecla Limited or Hecla Mining Company liable for the actions of certain subsidiaries under "alter ego" or similar theories which seek to disregard the separateness of corporate entities within our consolidated corporate group.

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

In addition to existing regulatory requirements, legislation and regulations may be adopted or permit limits reduced at any time that result in additional exposure to liability, operating expense, capital expenditures or restrictions and delays in the mining, production or development of our properties. Mining accidents and fatalities, whether or not at our mines or related to metals mining, may increase the likelihood of additional regulation or changes in law. In addition, enforcement or regulatory tools and methods available to governmental regulators such as the U.S. Environmental Protection Agency, which have not been or have seldomly been used against us, could be used against us. Federal or state environmental or mine safety regulatory agencies may order certain of our mines to be temporarily or permanently closed, which may have a material adverse effect on our cash flows, results of operations, or financial condition.

Legislative and regulatory measures to address climate change and green house gas emissions are in various phases of consideration. If adopted, such measures could increase our cost of environmental compliance and also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities. Proposed measures could also result in increased cost of fuel and other consumables used at our operations, including the diesel generation of electricity at our Greens Creek operation, if we are unable to regularly access hydroelectric power. Climate change legislation may also affect our smelter customers who burn fossil fuels, resulting in increased costs to us, and may affect the market for the metals we produce with effects on prices that are not possible for us to predict.

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

We are subject to significant environmental obligations.  At December 31, 2014, we had accrued $57.3 million as a provision for environmental obligations. For information on our potential environmental liabilities, see Note 4 and Note 7 of Notes to Consolidated Financial Statements.

We face transportation risks relating to our products, as well as employees and materials at Greens Creek.

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

In addition, Greens Creek operates on an island and is substantially dependent on various forms of marine transportation for the transportation of employees and materials to the mine and for the export of its products from the mine. Any disruption to these forms of marine transportation would adversely impact mine operations, and possible effects could include suspension of operations.

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

If we were liquidated, holders of our preferred stock would be entitled to receive approximately $7.9 million (plus any accrued and unpaid dividends) from any liquidation proceeds before holders of our common stock would be entitled to receive any proceeds, but after holders of all notes issued under the indenture governing our outstanding debt securities received any proceeds.

We may not be able to pay common or preferred stock dividends in the future.

Since January 2010, we have paid all regular quarterly dividends on our Series B Preferred Stock.  The annual dividend payable on the Series B Preferred Stock is currently $0.6 million. Prior to 2010, there were numerous occasions when we did not declare dividends on the Series B Preferred Stock, but instead deferred them. There can be no assurance that we will continue to pay preferred stock dividends in the future.

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

From the fourth quarter of 2011 through and including the fourth quarter of 2014, our Board of Directors has declared a common stock dividend under the policy described above (although in some cases only a minimum dividend was declared and none relating to the average realized price of silver due to the prices not meeting the policy threshold). The declaration and payment of common stock dividends, whether pursuant to the policy or in addition thereto, is at the sole discretion of our Board of Directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future. In addition, the indenture governing our outstanding senior notes limits our ability to pay dividends.

 Our existing stockholders are effectively subordinated to the holders of our senior notes.

In the event of our liquidation or dissolution, stockholders' entitlement to share ratably in any distribution of our assets would be subordinated to the holders of our senior notes. Any rights that a stockholder may have in the event of bankruptcy, liquidation or a reorganization of us or any of our subsidiaries, and any consequent rights of stockholders to realize on the proceeds from the sale of any of our or our subsidiaries' assets, will be effectively subordinated to the claims of the holders of our senior notes.

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

Our common stock is currently listed on the NYSE. In the future, if we are not be able to meet the continued listing requirements of the NYSE, which require, among other things, that the average closing price of our common stock be above $1.00 over 30 consecutive trading days, our common stock may be delisted. Our closing stock price on February 16, 2015, was $3.42.

If we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing in the future.  In addition, delisting from the NYSE might negatively impact our reputation and, as a consequence, our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

OPERATING PROPERTIES

The Greens Creek Unit

Various of our subsidiaries collectively own 100% of the Greens Creek mine, located on Admiralty Island near Juneau in Southeast Alaska. Admiralty Island is accessed by boat, float plane, or helicopter. On the island, the mine site and various surface facilities are accessed by 13 miles of all-weather gravel roads. The Greens Creek mine has been in production since 1989, with a temporary care and maintenance period from April 1993 through July 1996.  Since the start of production, Greens Creek has been owned and operated through various joint venture arrangements.  For approximately 15 years prior to April 16, 2008, our wholly-owned subsidiary, Hecla Alaska LLC, owned an undivided 29.7% joint venture interest in the assets of Greens Creek.  On April 16, 2008, we completed the acquisition of all of the equity of two Rio Tinto subsidiaries holding a 70.3% interest in the Greens Creek mine, and which previously operated the mine, for approximately $758.5 million.  The acquisition gave various of our subsidiaries control collectively of 100% of the Greens Creek mine.

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

Pursuant to a 1996 land exchange agreement, the joint venture transferred private property equal to a value of $1.0 million to the U.S. Forest Service and received exploration and mining rights to approximately 7,500 acres of land with mining potential surrounding the existing mine. Any production from new ore discoveries on the exchanged lands will be subject to a federal royalty included in the land exchange agreement. The royalty is only due on any production from reserves that are not part of Greens Creek’s extralateral rights. Thus far, there has been no production triggering payment of the royalty. The royalty is 3% if the average value of the ore during a year is greater than the benchmark, and 0.75% if the value is equal to or less than the benchmark. The benchmark of $120 per ton is adjusted annually according to the Gross Domestic Product (GDP) Implicit Price Deflator until the year 2016, and at December 31, 2014, was at approximately $157 per ton when applying the latest GDP Implicit Price Deflator.

Greens Creek is an underground mine accessed by a ramp from surface which produces approximately 2,100 to 2,300 tons of ore per day. The primary mining methods are cut and fill and longhole stoping. The Greens Creek ore processing facility includes a SAG/ball mill grinding circuit to grind the run of mine ore to liberate the minerals and produce a slurry suitable for differential flotation of mineral concentrates.  A gravity circuit recovers free gold that exists as electrum, a gold/silver alloy in the ore.  Doré and gravity concentrates are produced from this circuit prior to flotation.  Three flotation concentrates are produced: a lead concentrate which contains most of the silver recovered; a zinc concentrate which is low in precious metals content; and a zinc-rich bulk concentrate that contains gold, silver, zinc, and lead and must be marketed to an imperial smelter.  In 2014, ore was processed at an average rate of approximately 2,236 tons per day and total mill recovery was approximately 72% silver, 87% zinc, 77% lead and 63% gold.  The doré is further refined by precious metal refiners and sold to banks, and the three concentrate products are sold to a number of major smelters and brokers worldwide.  See Note 11 of Notes to Consolidated Financial Statements for information on the significant customers for Greens Creek’s products. Concentrates are shipped from the Hawk Inlet marine terminal about nine miles from the mill.

Underground exploration activities at the Greens Creek unit during 2014 focused on continued expansion of the Deep 200 South mineralized zone along trend of the already-existing mineralization to the south, at the NWW, and Gallagher Fault Block zones.   Definition drilling of the Deep 200 South, NWW, and West Wall zones resulted in additions to reserves. The 2014 surface exploration program focused on the Killer Creek area and consisted of 23,214 feet of core drilling in 5 holes. Drilling has confirmed and expanded on a broad, locally high-grade copper, silver and zinc system associated with stockwork veining intersected in the 2013 exploration program. At depth, a number of holes intersected densely pyritic laminated argillite that thickened with depth and were anomalous in silver and zinc. This may imply the existence of another mine horizon which could host another ore deposit at Killer Creek and elsewhere on the property. Objectives for the 2015 season are to further evaluate the south Killer Creek and High Sore areas, both of which are less than one mile from the current Greens Creek mine. All exploration efforts in 2015 are expected to be concentrated on near mine targets with the goal of increasing known mineralization at the Greens Creek mine.

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

The employees at Greens Creek are employees of Hecla Greens Creek Mining Company, our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 415 employees at the Greens Creek unit at December 31, 2014.

As of December 31, 2014, we have recorded a $39.2 million asset retirement obligation for reclamation and closure costs. We maintained a $68.9 million reclamation and long-term water treatment bond for Greens Creek as of December 31, 2014.   The net book value of the Greens Creek unit property and its associated plant, equipment and mineral interests was approximately $651 million as of December 31, 2014.

Based on current ore reserve estimates, the currently known remaining mine life at Greens Creek is 9 years. Information with respect to production, average Cash Cost, After By-product Credits, Per Silver Ounce and proven and probable ore reserves is set forth in the following table.

	Years Ended December 31,
Production	2014	2013	2012
Ore milled (tons)	816,213	805,322	789,569
Silver (ounces)	7,826,341	7,448,347	6,394,235
Gold (ounces)	58,753	57,457	55,496
Zinc (tons)	59,810	57,614	64,249
Lead (tons)	20,151	20,114	21,074

Average Cost, After By-product Credits, Per Silver Ounce Produced(1)
Cash Cost, After By-product Credits, Per Silver Ounce	$2.89	$4.42	$2.70

Proven Ore Reserves(2,3,4,5,6,7)
Total tons	4,700	14,100	12,000
Silver (ounces per ton)	15.7	12.9	12.0
Gold (ounces per ton)	0.10	0.13	0.09
Zinc (percent)	9.2	8.1	8.9
Lead (percent)	3.7	3.0	3.4
Contained silver (ounces)	74,200	181,700	112,500
Contained gold (ounces)	500	1,800	1,100
Contained zinc (tons)	440	1,150	930
Contained lead (tons)	180	430	330

Probable Ore Reserves(2,3,4,5,6,7)
Total tons	7,691,000	7,782,800	7,845,600
Silver (ounces per ton)	12.2	11.9	12.0
Gold (ounces per ton)	0.10	0.09	0.09
Zinc (percent)	8.3	8.7	9.0
Lead (percent)	3.1	3.3	3.4
Contained silver (ounces)	93,946,900	92,338,300	94,481,200
Contained gold (ounces)	738,200	710,900	718,400
Contained zinc (tons)	639,490	676,800	702,300
Contained lead (tons)	240,670	255,700	267,410

Total Proven and Probable Ore Reserves(2,3,4,5,6,7)
Total tons	7,695,700	7,796,900	7,857,600
Silver (ounces per ton)	12.2	11.9	12.0
Gold (ounces per ton)	0.10	0.09	0.09
Zinc (percent)	8.3	8.7	9.0
Lead (percent)	3.1	3.3	3.4
Contained silver (ounces)	94,021,100	92,520,000	94,593,700
Contained gold (ounces)	738,700	712,700	719,500
Contained zinc (tons)	639,930	677,950	703,230
Contained lead (tons)	240,850	256,130	267,740

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

(2)

Estimates of proven and probable ore reserves for the Greens Creek unit as of December 2014, 2013 and 2012 are calculated and reviewed in-house and are derived from successive generations of reserve and feasibility analyses for different areas of the mine, using a separate assessment of metals prices for each year.  The average prices used for the Greens Creek unit were:

	December 31,
	2014	2013	2012
Silver (per ounce)	$17.25	$20.00	$26.50
Gold (per ounce)	$1,225	$1,300	$1,400
Lead (per pound)	$0.95	$0.90	$0.85
Zinc (per pound)	$0.90	$0.80	$0.85

(3)

Ore reserves represent in-place material, diluted and adjusted for expected mining recovery. Mill recoveries of ore reserve grades differ with ore grades, and the 2014 reserve model assumes average total mill recoveries of 72% for silver, 63% for gold, 76% for zinc and 69% for lead.

(4)

The changes in reserves in 2014 versus 2013 are due to the addition of data from new drill holes, partially offset by continued depletion of the deposit through production and lower metals price assumptions. The changes in reserves in 2013 versus 2012 were due to continued depletion of the deposit through production and lower metals price assumptions, partially offset by the addition of data from new drill holes and development work.

(5)

Probable reserves at the Greens Creek unit are based on average drill spacing of 50 to 100 feet. Proven reserves typically require that mining samples are partly the basis of the ore grade estimates used, while probable reserve grade estimates can be based entirely on drilling results.  The proven reserves reported for Greens Creek for 2014 represents stockpiled ore. Cutoff grade assumptions vary by orebody and are developed based on reserve metals price assumptions, anticipated mill recoveries and smelter payables and cash operating costs. Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Greens Creek, the cutoff grade is expressed in terms of net smelter return (“NSR”), rather than metal grade. The cutoff grade was $190 per ton NSR.

(6)

Greens Creek ore reserve estimates were prepared by Robert Callaghan, Chief Geologist, and Kerry Lear, Senior Resource Geologist (contractor) at the Greens Creek unit and reviewed by Keith Blair, Senior Resource Geologist at Hecla Limited and Dean McDonald, Senior Vice President of Exploration.

(7)	An independent review by Amec Foster Wheeler E&C, Inc. occurred in 2012. The review included the 2012 model containing a portion of the 200 South zone that is included in reserves.

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

The second ore-bearing structure, known as the Lucky Friday Expansion Area, or Gold Hunter, has been mined since 1997 pursuant to an operating agreement with Silver Hunter Mining Company (“Silver Hunter”), our wholly owned subsidiary.  During 1991, we discovered several mineralized structures containing some high-grade silver ores in an area known as the Gold Hunter property, approximately 5,000 feet northwest of the then existing Lucky Friday workings. This discovery led to the development of the Gold Hunter property on the 4900 level. At approximately 4,900 feet below surface, the Gold Hunter veins are hosted in a 200-foot thick siliceous lens within the Wallace Formation that transitions to the St. Regis Formation below 5,900 feet. The veins are sub-parallel, and are numbered consecutively from the hanging wall of the favorable horizon to the footwall. The strike of the vein system is west-northwest with a dip of 85 degrees to the south. The 30-vein, which has demonstrated to contain higher silver grades, represents approximately 67% of our current proven and probable ore reserve tonnages, while the remaining 33% of our reserves are contained in various intermediate veins having lower silver grades than 30-vein. While the veins share many characteristics with the Lucky Friday vein, the Gold Hunter area possesses some mineralogical and rock mechanics differences that make it more favorable to mine at this time. On November 6, 2008, we, through Silver Hunter, completed the acquisition of substantially all of the assets of Independence Lead Mines Company, which held an interest in the Gold Hunter property. The acquisition included all future interests or royalty obligations to Independence and the mining claims pertaining to the operating agreement with Hecla Limited that was assigned to Silver Hunter.

The principal mining method at the Lucky Friday unit is ramp access, cut and fill. This method utilizes rubber-tired equipment to access the veins through ramps developed outside of the ore body. Once a cut is taken along the strike of the vein, it is backfilled with cemented tailings and the next cut is accessed, either above or below, from the ramp system.

Ore at the Lucky Friday is processed using a conventional lead/zinc flotation flowsheet, with process control guided by a real-time, on-line analyzer.  Run of mine ore is crushed in a conventional three stage crushing plant consisting of a primary jaw crusher, and a secondary crushing circuit, and tertiary cone crushing stage.  Crushed ore is ground in a ball mill, and the ground slurry reports to the lead flotation circuit.  The lead circuit tailings report to the zinc flotation circuit.  Lead and zinc concentrates are thickened and filtered, and final concentrate products are shipped to smelters for final processing.  Current processing capacity of the Lucky Friday facility is approximately 1,000 tons per day. As discussed further below, production at Lucky Friday was temporarily suspended during 2012 and then ramped up during 2013 to historical levels. Lucky Friday reached full production in late September 2013, averaging 837 tons milled per day. In 2014, production increased to 847 tons per day, and total mill recovery was approximately 95% silver, 94% lead, and 78% zinc. All lead and zinc concentrate production during 2014 was shipped to Teck Cominco Limited's smelter in Trail, British Columbia, Canada.

Underground exploration activities have been suspended at the Lucky Friday unit since 2013, with a plan to resume exploration once deeper drill stations become available with the advance of the #4 Shaft (discussed below). Definition drilling from the 6500 level #4 shaft drill platform completed 22 holes, for a total footage of 27,157 feet, during 2014. This drilling was all within the central portion of the vein system and in-fill drilled for upgrades in the quality of the mineralized material and other resources between the 6600 and 7900 levels.

Based on current estimates of reserves, mineralized material, and other resources, the currently expected mine life at the Lucky Friday is approximately 28 years. Information with respect to the Lucky Friday unit’s production, average Cash Cost, After By-product Credits, Per Silver Ounce and proven and probable ore reserves for the past three years is set forth in the table below.

	Years Ended December 31,
Production	2014	2013	2012
Ore milled (tons)	309,070	174,331	—
Silver (ounces)	3,239,151	1,459,000	—
Lead (tons)	20,104	10,260	—
Zinc (tons)	8,159	3,793	—

Average Cost per Ounce of Silver Produced(1)
Cash Cost, After By-product Credits, Per Silver Ounce	$9.44	$19.21	$—

Proven Ore Reserves(2,3,4,5,6)
Total tons	3,839,600	3,707,800	2,206,600
Silver (ounces per ton)	13.7	12.1	12.1
Lead (percent)	8.3	7.3	7.4
Zinc (percent)	2.6	2.3	2.7
Contained silver (ounces)	52,556,000	44,891,500	26,778,900
Contained lead (tons)	318,610	270,150	163,350
Contained zinc (tons)	98,230	86,360	58,560

Probable Ore Reserves(2,3,4,5,6)
Total tons	2,043,200	2,698,000	1,931,700
Silver (ounces per ton)	12.9	12.0	14.8
Lead (percent)	7.4	7.2	8.7
Zinc (percent)	2.2	2.6	3.2
Contained silver (ounces)	26,346,100	32,351,800	28,676,000
Contained lead (tons)	151,590	193,110	167,390
Contained zinc (tons)	44,910	69,180	62,300

Total Proven and Probable Ore Reserves(2,3,4,5,6)
Total tons	5,882,800	6,405,800	4,138,300
Silver (ounces per ton)	13.4	12.1	13.4
Lead (percent)	8.0	7.2	8.0
Zinc (percent)	2.4	2.4	2.9
Contained silver (ounces)	78,902,100	77,243,300	55,454,900
Contained lead (tons)	470,200	463,260	330,740
Contained zinc (tons)	143,140	155,540	120,860

(1)

Includes by-product credits from lead and zinc production. Cash Cost, After By-product Credits, Per Silver Ounce represents a measurement that is not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe Cash Costs, After By-product Credits, Per Silver Ounce provides an indicator of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

(2)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and smelter payables and cash operating costs.  Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at the Lucky Friday, the cutoff grade is expressed in terms of net smelter return (“NSR”), rather than metal grade.  The cutoff grade at the Lucky Friday ranges from $129 per ton NSR to $149 per ton NSR.  Our estimates of proven and probable reserves are based on the following metals prices:

	December 31,
	2014	2013	2012
Silver (per ounce)	$17.25	$20.00	$26.50
Lead (per pound)	$0.95	$0.90	$0.85
Zinc (per pound)	$0.90	$0.80	$0.85

(3)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. Total mill recoveries are expected to be 95% for silver, 95% for lead and 90% for zinc.

(4)

The change in reserves in 2014 from 2013 was because of lower silver prices and depletion of the deposit through production, partially offset by inclusion of definition drilling information from 2014. The changes in reserves in 2013 versus 2012 were due to inclusion of definition drilling information from 2013 and the advance of mine design and planning at the lower and upper limits of the mine, partially offset by depletion of the deposit through production and lower metals price assumptions.

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

At the end of 2011, MSHA began a special impact inspection which resulted in an order to remove built-up cementitious material from the Silver Shaft, the primary access way from surface. In response, we submitted a plan to MSHA and received approval to remove the built-up cementitious material, and that work commenced in the first quarter of 2012. Once the shaft cleanup was complete down to the 4900 level, work on a haulage way bypassing the area at 5900 level impacted by a rock burst commenced. Work on the Silver Shaft and the haulage way was completed in the first quarter of 2013. Underground access was temporarily limited as this work was being performed, and production was suspended from late 2011 until early 2013 as a result. Limited production commenced in the first quarter of 2013 and the mine has been at full production since September 2013.

During 2008, we initiated engineering, procurement and development activities relating to construction of #4 Shaft, which, upon completion, would provide access from the 4900 level down to the 8800 level. The project was temporarily placed on hold in the fourth quarter of 2008 due to then prevailing metals prices.  However, detailed engineering, long lead time procurement, and other early-stage activities for the internal shaft project resumed in 2009.  #4 Shaft sinking activities were temporarily suspended until the rehabilitation work in the Silver Shaft, discussed above, was completed in early 2013. Activities relating to the #4 Shaft project as of December 31, 2014 have included engineering, detailed shaft design, excavation of the hoist room and off shaft development access to shaft facilities, installation of the hoist and head works, placement and receipt of orders for major equipment purchases, advancement of a geotechnical drill hole, 2,828 feet of vertical excavation, and other construction activities.  Upon completion, #4 Shaft should allow us to mine mineralized material below our current workings and provide deeper platforms for exploration.  Construction of #4 Shaft is expected to be completed in 2016, and capital expenditures for the project are anticipated to total approximately $215 million, including approximately $165 million spent on the project through December 31, 2014.  However, there are a number of factors that could affect completion of the project, including a significant decline in metals prices, a reduction in available cash or credit, increased regulatory burden, or a significant increase in operating or capital costs.  An increase in the capital cost could potentially require us to suspend or change the scope of the project or access additional capital though debt financing, the sale of securities, or other external sources.  This additional financing could be costly or unavailable.

During 2014, Lucky Friday began implementing an Environmental Management System and completed installation of remote stream gauging stations. These stations assist in performing daily monitoring activities in nearby receiving waters as required by our effluent discharge permit. Additionally, we have completed reclamation activities on the 26 acre Pond 4 borrow site and achieved final stabilization of the site prior to onset of winter conditions.  Lastly, Lucky Friday has developed a design for closure of tailings pond 3 which will be submitted to Idaho Department of Water Resources for review in early 2015 with subsequent construction planned. At December 31, 2014, an asset retirement obligation of approximately $1.1 million had been recorded for reclamation and closure costs.

The net book value of the Lucky Friday unit property and its associated plant, equipment and mineral interests was approximately $349.8 million as of December 31, 2014. The age of the facilities at Lucky Friday ranges from the 1950s to 2014.

At December 31, 2014, there were 307 employees at Lucky Friday. The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union is the bargaining agent for the Lucky Friday’s 239 hourly employees. The current labor agreement expires on April 30, 2016. As a result of the requirement to remove built-up cementitious material from the Silver Shaft, which limited underground access and temporarily suspended production, Hecla Limited laid off 121 employees in January 2012, with approximately 25 of those employees accepting temporary positions at other Hecla operations. Lucky Friday completed the recall/rehire of the laid off employees in January 2013.

Avista Corporation supplies electrical power to the Lucky Friday unit.

The Casa Berardi Unit

In 2013, as a result of our acquisition of Aurizon Mines Ltd. ("Aurizon"), we acquired the Casa Berardi mine, located 95 kilometers north of La Sarre in the Abitibi Region of Western Quebec, Canada. The mining site is reached via a 38 kilometers all season gravel road which connects with the provincial and national paved roads grid. The property is limited to the west by the Quebec/Ontario border and covers parts of Casa Berardi, Dieppe, Raymond, D'Estrees, and Puiseaux townships. The project area extends east-west for more than 37 kilometers and reaches 3.5 kilometers in width. The Casa Berardi mine gold deposits are located along a 5 kilometer east-west mineralized corridor.

The Casa Berardi mine is located in the northern part of the Abitibi sub-province, a subdivision of the Superior province, within the Canadian Shield. The Casa Berardi area belongs to the Harricana-Turgeon Belt, which is a part of the North Volcanic Zone. The regional geology is characterized by a mixed assemblage of mafic volcanics, flysch-type sedimentary iron formations, and graphitic mudrocks that are limited by a large granodioritic to granitic batholith. Structurally, the area is enclosed in the Casa Berardi Tectonic Zone, a 15 kilometers wide corridor that can be traced over 200 kilometers. A network of east-west to east-southeast and west-northwest ductile high strain zones mainly follows the lithological contacts.

Casa Berardi can be classified as an Archean sedimentary-hosted orogenic gold deposit. Mineralization is found in large low-sulphide quartz veins developed against the Casa Berardi fault, and in disseminated sulfides and stockworks lenses associated with strongly carbonate-sericite altered ductile deformation zones obliquely oriented to the Casa Berardi fault, and extending a few hundred metres on both sides of the fault following northwest and northeast orientations. Gold mineralization emplacement was coeval with the fault`s evolution and shows a strong structural control and vertical extension, even if other factors such as the nature of some host rocks and lithological contacts seem to have favored gold deposition.

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

The nearest commercial airport to the Casa Berardi mine is located at Rouyn-Noranda. La Sarre can be reached from Rouyn-Noranda via provincial roads 101 and 111. The 38 kilometer all-season gravel road to the mine site branches off from the paved Route des Conquérants road, which runs north from its intersection with road 393 north of La Sarre and passes through the village of Villebois. The branch is approximately 21 kilometers north of Villebois. A gravel road links the East Mine and the West Mine (which roughly represent the east-west boundaries of the mine), and a number of forestry roads provide access to the rest of the project area, from east and west.

Hecla acquired Aurizon on June 1, 2013 for approximately CAD$740.8 million (US$714.5 million), and has operated the Casa Berardi mine since the acquisition. The net book value of the Casa Berardi unit property and its associated plant, equipment and mineral interests was approximately $749.7 million as of December 31, 2014. As of December 31, 2014, we have recorded a $6.2 million asset retirement obligation for reclamation and closure costs. We maintained a letter of credit as financial guarantee for future reclamation and closure work.

Hecla’s wholly owned subsidiary, Hecla Quebec Inc., owns a 100% interest in the mineral titles and mining leases that comprise the Casa Berardi mine. The Casa Berardi mine is composed of 296 contiguous designated claims, covering a total area of approximately 36,660 acres, and two mining leases, BM 768 and BM 833, covering areas of 981 acres and 208 acres, respectively. The total property area is 37,849 acres. We believe the claims and mining leases that comprise the Casa Berardi mine are in good standing. Mining lease 768 expires in 2018 and mining lease 833 expires in 2015; however, each lease is subject to renewal for three 10-year terms, which we expect to occur following an administrative procedure with the Quebec government in accordance with the Quebec Mining Act. In 2007, Lake Shore Gold Corp. (“Lake Shore”) was granted an option to earn a 50% joint venture interest in most of the property, excluding the two mining leases (which represent all of the mine’s current production), by incurring exploration expenditures. To date, Lake Shore has not elected to earn in to the joint venture. The part of the property impacted by this agreement, which is all exploration property and not production, includes 227 claims adjacent to the east and west of the Casa Berardi mine, and covers an area of 11,630 hectares.

We also hold a non-exclusive lease BNE 25938 for a sand and gravel pit, tailings lease 70218, and an additional 12 acres of land contiguous to mining lease BM 768 for rock waste material storage.

Under the Quebec Mining Act, claims are required to be renewed every two years. Statutorily prescribed minimum work commitments apply to all claims and leases. As of December 31, 2014, the claims and leases comprising part of the Casa Berardi mine have excess work credits of CAD$11.9 million.

The project consists of two shafts; the West Mine shaft reaching a vertical depth of 1096 meters, and the unused East Mine shaft located 4.3 kilometers to the east, and going down to a vertical depth of 379 meters. A system of declines and galleries connecting both shafts provide access and underground services to ore zones. The surface infrastructures include a 3,100 tons per day (over 1,100,000 tons per year) cyanidation processing mill, tailings impoundment areas, and other facilities and infrastructures. Power supply to the site is provided by a 55 kilometer, 120kV power line from the Hydro-Québec transformation station located in the town of Normétal. The map below illustrates the location and access to Casa Berardi:

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

Casa Berardi is an underground trackless mine accessed by declines and a shaft, which produces approximately 2,260 tons of ore per day. The mining methods are longhole transversal stoping in 10 metres or more mineralization width, and longitudinal retreat stoping in narrower ore bodies. The mineralized zones put in reserves are of varying thickness, ranging from a few tens of meters to 3 metres, which is the minimum mining width. Most of the hanging walls are sub-vertical (55° to 85°), with typically the graphitic Casa Berardi fault at the footwall.

In 2014, we completed a project initiated by Aurizon to deepen the West Mine Shaft and construct the associated shaft infrastructure, including loading pockets, shaft lining, services and steel. The deepened shaft is expected to lower operating costs in future years as the mining horizon deepens and should also eventually provide a platform for deeper exploration.

The gold recovery process is based on the CIL (carbon in leach) technology where gold is dissolved in a cyanide solution, and precipitated on activated carbon grains put in suspension. The product is doré bars poured in the mill’s refinery. In 2014, total mill recovery of gold was approximately 90%.

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

A transverse blasthole open stoping mining method was selected for the Casa Berardi mine to provide the desired production rate. Timely supply of both cemented and unconsolidated backfill plays a crucial role in controlling dilution and maintaining a short stoping cycle. We believe this mining method satisfies all of the geotechnical requirements and constraints and, as a non-entry mining method, has proven to be safe and reliable in similar operations.

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

The East Mine Crown Pillar ("East Mine") open pit, as currently designed, would be a smaller scale operation using conventional open pit mining methods. The East Mine open pit is expected to run for approximately 3 years of production. The average amount of material to be moved every six month period is anticipated to be approximately 150,000 to 200,000 tons of ore, with variable quantities of waste.

The Principale Zone open pit, as currently designed, would be mined using conventional open pit mining methods. The Principale Zone open pit is expected to run for slightly over 3 full years of production. The average amount of material being moved every six month period is expected to approximate 550,000 to 610,000 tons of ore, with variable quantities of waste.

The mine and mill complex were designed to process over 1,100,000 tons of ore per year at a rate of 3,100 tons per day. Difficult ground conditions and bottlenecks in stope preparation have limited underground production to levels below the designed capacity. In 2014, the mill processed approximately 827,580 tons, for an average of 2,267 tons per day. The current life of mine plan is based on an average milling rate of 2,500 tons per day until 2017. From 2017 on, the mill capacity is expected to increase to 3,400 tons per day for the remaining mine life. The increase in capacity is expected to allow for milling of mine ore from open pits.

Based on current ore reserve estimates, the known life of mine plan totals 12.5 million tons of ore grading 0.13 ounces of gold per ton, with production for approximately 10 years. The projected open pit production is anticipated to be used to support a planned expansion of processing operations to approximately 3,400 tons per day. Such throughput is planned to occur from 2017 to 2024.

At Casa Berardi in-stope drilling refines orebody shapes and gold grade distributions within the orebodies for mine planning. Underground definition drilling involves evaluating the down dip or down plunge projections of our existing ore zones, and exploration drilling evaluates similar trends but beyond currently defined mineralization. Exploration drilling also evaluates previously untested targets identified along major structural trends such as the Casa Berardi Fault and a number of structures or zones that may be mineralized. During 2014, a total of five drills operated underground to refine current resources and stope designs in the 113, 117, 118, 123, and 124 Zones.  Surface and underground exploration drilling targeted the up and down plunge mineralization extensions of the 124 and 140 Zones.

The proposed 2015 underground in-stope and definition drill programs are expected to appraise the Southwest and Lower Inter vein systems and high grade ore shoots of the 113, 123 and 124 Zones.  Underground exploration drilling is expected to evaluate extensions of the 113, 118, 123 (Golden Pond), 124 and 157 (East Mine) Zones. Surface exploration drilling is expected to concentrate on the deeper, down plunge extensions of the 123, 124 and 157 Zones located close to the East Mine underground infrastructure.

We expect the mine plan will continually be modified as new mineralization is discovered and upgraded to reserves.

The employees at Casa Berardi are employees of Hecla Quebec Inc., our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 542 employees at the Casa Berardi unit at December 31, 2014.

Information with respect to the Casa Berardi unit’s production, average Cash Cost, After By-product Credits, Per Gold Ounce and proven and probable ore reserves for 2014 and 2013 is set forth in the table below.

	Year Ended December 31,	Seven Months Ended December 31,
Production	2014	2013
Ore milled (tons)	827,580	387,608
Gold (ounces)	128,244	62,532
Silver (ounces)	25,014	12,381

Average Cost, After By-products, Per Gold Ounce Produced(1)
Cash Cost, After By-product Credits, Per Gold Ounce	$826.35	$950.79

Proven Ore Reserves(2,3,4,5)
Total tons	1,605,700	1,106,300
Gold (ounces per ton)	0.15	0.17
Contained gold (ounces)	237,000	185,100

Probable Ore Reserves(2,3,4,5)
Total tons	7,806,200	7,932,800
Gold (ounces per ton)	0.14	0.15
Contained gold (ounces)	1,100,100	1,208,500

Total Proven and Probable Ore Reserves(2,3,4,5)
Total tons	9,411,900	9,039,100
Gold (ounces per ton)	0.14	0.15
Contained gold (ounces)	1,337,100	1,393,600

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

(2)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and smelter payables and cash operating costs.  Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Casa Berardi, the cutoff grade is expressed in terms of net smelter return (“NSR”), rather than metal grade.  The cutoff grade at Casa Berardi is assumed to be 0.116 ounces per ton for underground reserves and between 0.009 and 0.023 ounces per ton for open pit reserves.  Our estimates of proven and probable reserves are based on prices of $1,225 and $1,300 per gold ounce for 2014 and 2013, respectively.

(3)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. Total mill recoveries for gold are expected to be approximately 90%.

(4)

The change in reserves in 2014 compared to 2013 is a result of depletion of the deposit through production and a lower gold price assumption, offset by inclusion of definition drilling information from 2014.

(5)

Casa Berardi ore reserve estimates were prepared by Sylvain Picard, Chief Geologist, and Real Parent, Senior Resource Geologist, at the Casa Berardi unit. Casa Berardi resource estimates were reviewed by Keith Blair, Senior Resource Geologist at Hecla Limited and Dean McDonald, Senior Vice President of Exploration.

(6)	An independent review of the 2013 Casa Berardi reserve model was performed by Roscoe Postle Associates Inc.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the New York Stock Exchange, Inc. under the symbol "HL." As of February 16, 2015, there were 5,365 stockholders of record of our common stock. Our common stock quarterly high and low sale prices for the past two years were as follows:

		Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2014	– High	$2.91	$3.52	$3.48	$3.76
	– Low	$2.00	$2.47	$2.71	$2.98
2013	– High	$3.47	$3.98	$4.10	$6.15
	– Low	$2.63	$2.72	$2.65	$3.91

Quarterly dividends were paid on our Series B Preferred Stock for 2012, 2013 and 2014, and no dividends are in arrears.

In September 2011 and February 2012, our Board of Directors adopted a common stock dividend policy that has two components: (1) a dividend that links the amount of dividends on our common stock to our average quarterly realized silver price in the preceding quarter, and (2) a minimum annual dividend of $0.01 per share of common stock, in each case, payable quarterly, when declared. See Note 9 of Notes to Consolidated Financial Statements for more information on potential dividend amounts under the first component of the policy at various silver prices. The following table summarizes the common stock dividends declared by our Board of Directors:

	(A)	(B)	(C)	(A+B+C)
Declaration date	Silver-price- linked component per share	Minimum annual component per share	Special dividend per share	Total dividend per share	Total dividend amount (in millions)	Month of payment
November 8, 2011	$0.02	$—	$—	$0.02	$5.6	December 2011
February 17, 2012	$0.01	$0.0025	$—	$0.0125	$3.6	March 2012
May 8, 2012	$0.02	$0.0025	$—	$0.0225	$6.4	June 2012
August 7, 2012	$—	$0.0025	$—	$0.0025	$0.7	September 2012
November 2, 2012	$0.02	$0.0025	$—	$0.0225	$6.4	December 2012
February 25, 2013	$—	$0.0025	$0.01	$0.0125	$3.6	March 2013
May 10, 2013	$—	$0.0025	$—	$0.0025	$0.7	June 2013
August 8, 2013	$—	$0.0025	$—	$0.0025	$0.9	August 2013
November 5, 2013	$—	$0.0025	$—	$0.0025	$0.9	December 2013
February 21, 2014	$—	$0.0025	$—	$0.0025	$0.9	March 2014
May 5, 2014	$—	$0.0025	$—	$0.0025	$0.9	June 2014
July 31, 2014	$—	$0.0025	$—	$0.0025	$0.9	September 2014
November 5, 2014	$—	$0.0025	$—	$0.0025	$0.9	December 2014
February 17, 2015	$—	$0.0025	$—	$0.0025	$0.9	March 2015

Because the average realized silver price for each quarter of 2013 and 2014 and the second and fourth quarters of 2012 was below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. However, on February 25, 2013, our Board of Directors declared a special common stock dividend of $0.01 per share, in addition to the minimum dividend of $0.0025 per share, for an aggregate dividend of $3.6 million. Prior to 2011, no dividends had been declared on our common stock since 1990. We cannot pay dividends on our common stock if we fail to pay dividends on our Series B Preferred Stock. The declaration and payment of common stock dividends, whether pursuant to the policy or in addition thereto, is at the sole discretion of our Board of Directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

The following table provides information as of December 31, 2014 regarding our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
2010 Stock Incentive Plan	—	N/A	15,414,727
1995 Stock Incentive Plan	259,342	5.47	—
Stock Plan for Non-employee Directors	—	N/A	555,167
Key Employee Deferred Compensation Plan	—	N/A	676,992
Total	259,342	5.47	16,646,886

See Note 8 and Note 9 of Notes to Consolidated Financial Statements for information regarding the above plans.

On June 1, 2013, we issued 56,997,790 unregistered shares of common stock to the former holders of common stock of Aurizon Mines Ltd. ("Aurizon") to partially fund the acquisition of Aurizon (see Note 15 of Notes to Consolidated Financial Statements). The shares were not registered under the Securities Act of 1933 pursuant to an exemption from registration under Section 3(a)(10) of such act. We did not issue any unregistered equity securities in 2014 or 2012.

The following performance graph compares the performance of our common stock during the period beginning December 31, 2009 and ending December 31, 2014 to the S&P 500, the S&P 500 Gold Index, a peer group for the year ending December 31, 2014 ("New Peer Group"), and a peer group for the year ending December 31, 2013. The New Peer Group consists of the following companies: Alamos Gold Inc., Allied Nevada Gold Corp., AuRico Gold Inc., Centerra Gold, Inc., Coeur Mining, Inc., Detour Gold Corporation, Endeavour Silver Corp., First Majestic Silver Corp., IAMGOLD Corporation, New Gold Inc., Pan American Silver Corp., Royal Gold, Inc., Silver Standard Resources Inc., Stillwater Mining Company, Tahoe Resources Inc., and Thompson Creek Metals Company Inc. The Old Peer Group consists of the following companies: Alamos Gold Inc., Allied Nevada Gold Corp., AuRico Gold Inc., Centerra Gold, Inc., Coeur Mining, Inc., Eldorado Gold Corp., Endeavour Silver Corp., First Majestic Silver Corp., Golden Star Resources Ltd., IAMGOLD Corporation, New Gold Inc., Osisko Mining Corp., Pan American Silver Corp., Silver Standard Resources Inc., and Stillwater Mining Company.  The change in our 2014 peer group compared to the 2013 peer group was to add Detour Gold Corporation, Royal Gold, Inc., Tahoe Resources Inc., and Thompson Creek Metals Company Inc., and to remove Eldorado Gold Corp., Golden Star Resources Ltd., and Osiska Mining Corp., so that that group includes companies that we have determined to be within an acceptable revenue range. The graph assumes a $100 investment in our common stock and in each of the indexes and peer groups since the beginning of the period, and a reinvestment of dividends paid on such investments on a quarterly basis throughout the period.

Date	Hecla Mining	S&P 500	S&P 500 Gold Index	2013 Old Peer Group	2014 New Peer Group
December 2009	$100.00	$100.00	$100.00	$100.00	$100.00
December 2010	$182.20	$115.06	$130.97	$143.25	$150.28
December 2011	$84.89	$117.49	$130.07	$113.87	$130.32
December 2012	$95.76	$136.30	$103.52	$108.18	$123.41
December 2013	$50.86	$180.44	$53.30	$58.41	$60.47
December 2014	$46.22	$205.14	$44.16	$51.28	$55.57

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

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions. See Note 9 of Notes to Consolidated Financial Statements for more information. We made no purchases of our outstanding common stock during the quarter ended December 31, 2014.

Item 6. Selected Financial Data

The following table (in thousands, except per share amounts, common shares issued, stockholders of record, and employees) sets forth selected historical consolidated financial data as of and for each of the years ended December 31, 2010 through 2014, and is derived from our audited financial statements. The data set forth below should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and the Notes thereto.

	2014	2013 (8)	2012 (8)	2011	2010
Sales of products	$500,781	$382,589	$321,143	$477,634	$418,813
Net income (loss)	$17,824	$(25,130)	$14,954	$151,164	$48,983
Preferred stock dividends (1,2)	$(552)	$(552)	$(552)	$(552)	$(13,633)
Income (loss) applicable to common stockholders	$17,272	$(25,682)	$14,402	$150,612	$35,350
Basic income (loss) per common share	$0.05	$(0.08)	$0.05	$0.54	$0.14
Diluted income (loss) per common share	$0.05	$(0.08)	$0.05	$0.51	$0.13
EBITDA (3)	$151,532	$69,130	$76,373	$283,365	$(12,103)
Total assets	$2,262,064	$2,232,119	$1,378,290	$1,396,090	$1,382,493
Accrued reclamation & closure costs (4)	$57,250	$105,191	$113,215	$153,811	$318,797
Non-current portion of debt and capital leases(5)	$512,129	$505,058	$11,935	$6,265	$3,792
Cash dividends paid per common share(6)	$0.01	$0.02	$0.06	$0.02	$—
Common shares issued and outstanding	367,376,863	342,663,381	285,209,848	285,289,924	258,485,666
Stockholders of record	5,571	6,435	6,630	6,943	7,388
Employees(7)	1,354	1,312	735	735	686

______________

(1)	We declared and paid all quarterly dividends on our Series B preferred shares for 2010, 2011, 2012, 2013 and 2014 totaling $0.6 million for each of those years.

(2)

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

(3)

Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is a measurement that is not in accordance with GAAP. EBITDA is used by management, and we believe is useful to investors, for evaluating our operational performance. A reconciliation of this non-GAAP measure to net income (loss), the most comparable GAAP measure, can be found in Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Earnings Before Interest, Taxes, Depreciation, and Amortization (non-GAAP) to Net Income (Loss) (GAAP).

(4)

In the fourth quarter of 2010, we recorded an accrual of $193.2 million to reflect our liability for environmental obligations in Idaho's Coeur d'Alene Basin pursuant to negotiations with the plaintiffs in the Coeur d'Alene Basin environmental litigation and the State of Idaho on the financial terms of settlement of the litigation and related claims. The settlement was finalized in September 2011 and the financial obligations were completed in 2014.

(5)

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. In 2014, an additional $6.5 million aggregate principal amount of the Notes were issued to our pension plan. More information can be found in Note 6 of Notes to Consolidated Financial Statements.

(6)

See Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for a summary of the common stock dividends declared by our Board of Directors for the years presented.

(7)	The increase in the number of employees in 2013 was due largely to the acquisition of Aurizon Mines Ltd. in June 2013. See Note 15 of Notes to Consolidated Financial Statements for more information.

(8)

As a result of an order from MSHA to remove built-up cementitious material from the Silver Shaft, production was temporarily suspended at the Lucky Friday unit during all of 2012. Limited production resumed in early 2013 and has been at historical levels since September 2013. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, The Lucky Friday Segment for more information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Established in 1891 in northern Idaho’s Silver Valley, we believe we are the oldest still-operating precious metals mining company in the United States and the largest silver producer in the U.S.  Our corporate offices are in Coeur d’Alene, Idaho and Vancouver, British Columbia. Our production profile includes:

•	silver, gold, lead, and zinc contained in concentrates shipped to various smelters or sold to brokers; and

•	doré containing gold and silver, which is further refined before sale of the metals to precious metal traders.

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

Our operating and strategic framework is based on expanding our production and locating and developing new resource potential. In 2014, we

•	Reported record sales of products of $500.8 million, which was a 31% increase from 2013.

•

Achieved higher silver and gold production by 24% and 56%, respectively, compared to 2013. The higher silver production is due to realizing a full year of production at historical rates at Lucky Friday, and improved throughput and ore grades at Greens Creek. The increase in gold production is primarily the result of 2014 being our first full year of ownership of the Casa Berardi mine, which was obtained through the acquisition of Aurizon Mines Ltd. ("Aurizon") in June 2013.

•

Generated $83.1 million in net cash flows from operating activities, representing a 212% increase compared to 2013. The improvement was in spite of lower precious metals prices and the payment during 2014 of certain of our accrued reclamation and closure costs as discussed below.

•

Reduced our liability for accrued reclamation and closure costs by $47.9 million, primarily as a result of making the final payments totaling $55.4 million, consisting primarily of proceeds from the exercise of our outstanding warrants, pursuant to the terms of settlement of the Coeur d'Alene Basin litigation.

•

Committed a significant level of capital expenditures (including lease additions, capitalized interest, and other non-cash items) of approximately $151.1 million, including $52.2 million at Lucky Friday, $48.6 million at Casa Berardi, and $31.5 million at Greens Creek.

•

Maintained a consistent level of overall proven and probable reserves at December 31, 2014, with silver reserves increasing by 2% and gold reserves decreasing by 1% compared to 2013 even with using lower price assumptions in 2014. The silver reserves as of December 31, 2014 represents the highest level in our history. The higher overall silver reserves is due to increases at both Lucky Friday and Greens Creek. The decrease in overall gold reserves is primarily the result of a slight decrease at Casa Berardi. See Item 2. Property Descriptions for additional information on proven and probable reserves at each of our operating units.

•

Performed a significant level of exploration and pre-development activities during the year, drilling targets at our land packages in Alaska, Idaho, Quebec, and Mexico. We further advanced our pre-development project at the San Sebastian property in Mexico.

•	Continued a scaling down of discretionary capital, exploration, and pre-development expenditures initiated in 2013 to address the recent reduction in metals prices.

•	Achieved the above milestones while maintaining a cash balance of $209.7 million as of December 31, 2014.

Silver and gold prices declined to annual averages of $19.08 and $1,266, respectively, for 2014, from average prices of $23.83 for silver and $1,410 for gold for 2013 and $31.15 for silver and $1,669 for gold in 2012. Average prices of lead in 2014 remained within 2% of their levels in 2013 and 2012, while the average prices of zinc in 2014 increased to $0.98 from $0.87 in 2013 and $0.88 in 2012. Lead and zinc represent important by-products at our Greens Creek and Lucky Friday segments. The decrease in precious metals prices negatively impacted our operating results in spite of increased production of silver, gold, lead, and zinc in 2014 compared to 2013.

The factors driving metals prices are beyond our control and are difficult to predict. As noted above, prices have been highly volatile in the last three years and could be so in the future. Average prices in 2014 compared to those in 2013 and 2012 are illustrated in the Results of Operations section below.  Moreover, the metal grades of ore mined are impacted by geology and mine planning efficiencies and operations, potentially creating constraints on metals produced.  Ore transportation and smelting schedules also impact the timing of sales and final settlement.

See the Results of Operations section below for a discussion of the factors impacting income applicable to common stockholders for the three years ended December 31, 2014, 2013 and 2012.

Key Issues

We intend to achieve our long-term strategy of increasing production and expanding our proven and probable reserves through development and exploration, as well as by future acquisitions. Our strategic plan requires that we manage several challenges and risks inherent in conducting mining, development, exploration and metal sales at multiple locations.

One such risk involves metals prices, over which we have no control except through derivative contracts. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control. Average market prices of silver, gold, and lead in 2014 were lower than their levels in 2013, while zinc prices were higher, as illustrated by the table in Results of Operations below. While we believe current global economic and industrial trends could result in growing demand, prices have been volatile and there can be no assurance that current prices will continue.

On June 1, 2013, we completed the acquisition of all of the issued and outstanding common shares of Aurizon for total consideration of CAD$740.8 million (US$714.5 million). See Note 15 of Notes to Consolidated Financial Statements for more information. The acquisition gave us 100% ownership of the producing Casa Berardi gold mine, along with interests in various gold exploration properties in the Abitibi region of north-western Quebec, Canada. As further discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, the acquisition has increased our exposure to risks associated with exchange fluctuations between the U.S. dollar and Canadian dollar. The acquisition was partially funded by $490 million in net proceeds from our issuance of Senior Notes in April 2013 (see Note 6 of Notes to Consolidated Financial Statements). As discussed in the Financial Liquidity and Capital Resources section below, we believe that we will be able to meet the obligations associated with the acquisition of Aurizon and the related debt; however, a number of factors could impact our ability to meet the debt obligations and fund our other projects.

We make our strategic plans in the context of significant uncertainty about future operational capacity, which may impact new opportunities that require many years and substantial expenditures from discovery to production. We approach this challenge by investing in exploration and capital in districts with known mineralization.  However, in an effort to address the recent decline in precious metals prices, we reduced our exploration and pre-development spending in 2014 and 2013 compared to the respective prior year, after significantly increasing our exploration and pre-development activity in 2012 compared to 2011.

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

 Volatility in global financial markets poses a significant challenge to our ability to access credit and equity markets, should we need to do so, and to predict sales prices for our products. We utilize forward contracts to manage exposure to declines in the prices of silver, gold, zinc and lead contained in our concentrates that have been shipped but have not yet settled, and zinc and lead contained in our forecasted future concentrate shipments. In addition, we have in place a four-year $100 million revolving credit agreement under which there were no borrowings during 2014 or as of the filing date of this report.

We strive to achieve excellent mine safety and health performance. We seek to implement this goal by: training employees in safe work practices; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; involving employees in the establishment of safety standards; and participating in the National Mining Association's CORESafety program. We attempt to implement reasonable best practices with respect to mine safety and emergency preparedness. See the Lucky Friday Segment section below for information on accidents and other events that impacted operations at our Lucky Friday unit. We work with MSHA to address issues outlined in the investigations of these incidents and continue to evaluate our safety practices.

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

As a result of industry-wide fatal accidents in recent years, primarily at underground coal mines, there has been an increase in mine regulation.  In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC was directed to issue rules regarding the disclosure of mine safety data. Our ability to achieve and maintain compliance with MSHA regulations will be challenging and may increase our operating costs. See Item 1A. Risk Factors - We face substantial governmental regulation and environmental risk.

Results of Operations

Sales of products by metal for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Silver	$175,361	$170,634	$174,379
Gold	224,138	137,603	72,757
Lead	64,190	50,761	30,074
Zinc	96,154	74,683	91,998
Less: Smelter and refining charges	(59,062)	(51,092)	(48,065)
Sales of products	$500,781	$382,589	$321,143

For the year ended December 31, 2014, we reported income applicable to common stockholders of $17.3 million compared to a loss of $25.7 million in 2013 and income of $14.4 million in 2012. The following factors led to the results for the year ended December 31, 2014 compared to 2013 and 2012:

•

Decreased average silver and gold prices in 2014 compared to 2013 and 2012, with average lead prices remaining substantially consistent and zinc prices higher in 2014 compared to the previous two years. These price variances are illustrated in the table below.

		Average price for the year ended December 31,
		2014	2013	2012
Silver —	London PM Fix ($/ounce)	$19.08	$23.83	$31.15
	Realized price per ounce	18.46	21.28	32.11
Gold —	London PM Fix ($/ounce)	1,266	1,411	1,669
	Realized price per ounce	1,262	1,317	1,687
Lead —	LME Final Cash Buyer ($/pound)	0.95	0.97	0.94
	Realized price per pound	0.98	1.00	0.96
Zinc —	LME Final Cash Buyer ($/pound)	0.98	0.87	0.88
	Realized price per pound	0.99	0.88	0.90

Average realized prices differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with customers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metal prices each period through final settlement.  For 2014, we recorded net negative price adjustments to provisional settlements of $2.3 million compared to net negative price adjustments to provisional settlements of $17.0 million in 2013 and net negative price adjustments of $3.8 million in 2012. The price adjustments related to zinc and lead contained in our concentrate shipments were largely offset by gains and losses on forward contracts for those metals for each year. For 2014 and 2013, the price adjustments related to silver and gold contained in our concentrate and doré sales were partially offset by gains and losses on forward contracts for those metals, as we began utilization of forward contracts for those metals in July 2013 (see Note 10 of Notes to Consolidated Financial Statements for more information).  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.

•

Increased gross profit at our Lucky Friday unit of $21.9 million in 2014 compared to a gross loss of $4.9 million in 2013 and gross profit of $0.2 million in 2012. In addition, at our Casa Berardi unit acquired in June 2013, we reported gross profit of $17.8 million in 2014 versus gross profit of $1.3 million in 2013. However, we reported decreased gross profit at our Greens Creek unit of $45.5 million in 2014 compared to $69.7 million in 2013 and $143.3 million in 2012. See the Greens Creek Segment, Lucky Friday Segment, and Casa Berardi Segment sections below for further discussion of operating results.

•	Costs related to the acquisition of Aurizon of $26.4 million in 2013.

•

Interest expense, net of amounts capitalized, of $26.8 million in 2014 compared to $21.7 million in 2013 and $2.4 million in 2012. The increase since 2012 is due to the issuance of Senior Notes in April 2013, with the net proceeds used to partially fund the acquisition of Aurizon, and additional issuances in 2014 to satisfy the funding requirements for one of our defined benefit pension plans (see Notes 6 and 16 of Notes to Consolidated Financial Statements).

•	Increased general and administrative costs, which increased to $31.5 million in 2014 from $28.9 million in 2013 and $21.3 million in 2012 due to increased incentive compensation and staffing.

•

The temporary halt in production and suspension-related costs of $25.3 million incurred at our Lucky Friday unit in 2012 related to maintenance of surface facilities and mine workings and refurbishing the mill in preparation for the return to production. See The Lucky Friday Segment section for more information on the temporary suspension of production during 2012.

•

Net mark-to-market gains on base metal forward contracts of $9.1 million in 2014 and $18.0 million in 2013, and net losses of $10.5 million in 2012. These gains and losses are related to financially-settled forward contracts on forecasted zinc and lead production as part of a risk management program.  The gains in 2014 and 2013 resulted from decreases in zinc and lead prices during those periods, with the losses in 2012 due to increasing prices for those metals. We do not include silver and gold in this program.

•

Exploration and pre-development expense decreased to $19.7 million in 2014 from $37.7 million in 2013, which represented a decrease from $49.7 million in 2012. Despite spending less in 2014, our activity in 2014 included a continuation of extensive exploration work at our Greens Creek unit, on our land package near Durango, Mexico, in North Idaho's Coeur d'Alene Mining District near our Lucky Friday unit, and at the Casa Berardi mine and other projects on our land package in Quebec, Canada. "Pre-development expense" is defined as costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves. We advanced pre-development work at the San Sebastian property in Mexico during 2014. During 2012 and 2013, we also advanced pre-development projects at the Equity and Bulldog mines in the Creede district and at the Star mine in the Coeur d'Alene district which has given us access to historic workings and underground drill platforms.

•

Reclassifications of $2.4 million, $3.0 million, and $1.2 million in unrealized losses on certain marketable securities from other comprehensive income to current earnings in 2014, 2013 and 2012, respectively. The losses were recognized in current earnings in each period because the securities were deemed to be other than temporarily impaired.

•

Provision for closed operations and environmental matters increased to $10.1 million in 2014 from $5.4 million in 2013 and $4.7 million in 2012. The higher provision in 2014 was primarily the result of a $5.6 million increase to the liability for the Johnny M site in New Mexico in the fourth quarter of 2014 (See Note 7 of Notes to Consolidated Financial Statements for more information).

•

Net foreign exchange gain of $11.5 million in 2014 compared to a gain of $3.0 million in 2013 and a loss of $0.1 million in 2012. The acquisition of Aurizon in 2013 resulted in increased exposure to exchange fluctuations between the U.S. dollar and Canadian dollar, and the U.S. dollar strengthened relative to the Canadian dollar during 2014.

•

Income tax benefit of $5.2 million in 2014 compared to an income tax benefit of $9.8 million in 2013 and an income tax provision of $8.9 million in 2012. The benefit in 2014, in spite of reporting income before income taxes of $12.6 million for the year, is the result of book-versus-tax differences for certain items in Canada and the U.S. The benefit in 2013 is the result of reduced profits in that year. See Corporate Matters and Note 5 of Notes to Consolidated Financial Statements for more information.

Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2014	2013	2012
Sales	$245,175	263,263	320,895
Cost of sales and other direct production costs	(136,177)	(138,261)	(134,105)
Depreciation, depletion and amortization	(63,505)	(55,265)	(43,522)
Gross Profit	$45,493	$69,737	$143,268

Tons of ore milled	816,213	805,322	789,569
Production:
Silver (ounces)	7,826,341	7,448,347	6,394,235
Gold (ounces)	58,753	57,457	55,496
Zinc (tons)	59,810	57,614	64,249
Lead (tons)	20,151	20,114	21,074
Payable metal quantities sold:
Silver (ounces)	6,434,739	6,675,459	5,430,252
Gold (ounces)	46,297	46,648	43,133
Zinc (tons)	42,744	39,806	50,895
Lead (tons)	15,526	17,056	15,733
Ore grades:
Silver ounces per ton	13.24	13.04	11.13
Gold ounces per ton	0.12	0.12	0.12
Zinc percent	8.38	8.47	9.35
Lead percent	3.22	3.33	3.49
Mining cost per ton	$69.45	$68.43	$64.05
Milling cost per ton	$30.56	$33.92	$29.35
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$2.89	$4.42	$2.70

______________

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Reconciliation of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The $24.2 million and $97.8 million decreases in gross profit for 2014 compared to 2013 and 2012, respectively, were primarily the result of lower average prices for silver and gold, partially offset by higher zinc prices. Gross profit for 2014 compared to 2013 was also affected by the timing of sales, as less silver was sold in 2014 even though more silver was produced. Average prices for silver and gold for 2014 were lower than in 2013 by 20% and 10%, respectively, and lower than in 2012 by 39% and 24%, respectively. Average lead prices in 2014 were also lower compared to 2013, but were slightly higher compared to 2012.

Gross profit was also impacted by negative price adjustments to revenues of $1.3 million in 2014 and $16.5 million in 2013, and positive adjustments of $3.5 million in 2012. Price adjustments to revenues result from changes in metals prices between transfer of title of concentrates to buyers and final settlements during the period, and are partially offset by gains and losses on forward contracts related to concentrates that have been shipped.

Depreciation, depletion and amortization expense was 15% and 46% more in 2014 compared to 2013 and 2012, respectively, due to increased assets in service and the effect on units-of-production depreciation of weaker silver prices relative to base metal prices.

The Greens Creek operation is partially powered by diesel generators, and production costs have historically been affected by fluctuations in fuel prices and hydroelectric power availability. Installed infrastructure allows hydroelectric power to be supplied to Greens Creek by Alaska Electric Light and Power (AEL&P) via a submarine cable from North Douglas Island, near Juneau, to Admiralty Island, where Greens Creek is located. This has reduced production costs at Greens Creek to the extent power has been available.  In 2012, the mine began receiving an increased portion of its power needs from AEL&P. In 2013, due to lower precipitation levels and increased local demand, less hydroelectric power was available. However, during 2014, Greens Creek received 97.3% of its electricity from hydroelectric power from AEL&P due to higher precipitation levels in southeastern Alaska. When weather conditions are not favorable to maintain lake water levels, the mine relies on diesel generated power. Fuel costs were approximately $5.5 million (5% of total production costs) at Greens Creek in 2014 compared to $13.3 million (11% of production costs) in 2013 and $6.8 million (6% of production costs) in 2012. The cost of hydroelectric power was $7.2 million (6% of production costs) in 2014, $4.7 million (4% of production costs) in 2013, and $6.8 million (6% of production costs) in 2012.

Mining costs per ton increased in 2014 by 1% and 8% compared to 2013 and 2012, respectively. The higher mining costs were due primarily to higher cost of labor. Milling costs per ton decreased in 2014 by 10% and increased by 4% compared to 2013 and 2012, respectively. Milling costs were down in 2014 compared to 2013 because we generated less power on-site in 2014 due to an increased availability of less expensive hydroelectric power, resulting in lower diesel costs, as discussed above. The increase in milling costs in 2014 compared to 2012 is due to an increase in labor costs as a result of higher costs of medical and other benefits and higher salary costs.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for 2014 compared to 2013 and 2012:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Years Ended December 31,

	2014	2013	2012
Cash Cost, Before By-product Credits, per Silver Ounce	$25.46	$27.32	$32.55
By-product credits	(22.57)	(22.90)	(29.85)
Cash Cost, After By-product Credits, per Silver Ounce	$2.89	$4.42	$2.70

The decrease in Cash Costs, After By-Product Credits, per Silver Ounce for 2014 compared to 2013 was the result of lower milling and treatment costs and the higher silver production. Cash Costs, After By-product Credits, per Silver Ounce were higher in 2014 compared to 2012 due to by-product credits per silver ounce that were lower by $7.28.

Mining costs decreased in 2014 compared to 2013 and 2012 on a per-ounce basis, despite increasing on a per-ton basis as discussed above, due primarily to higher silver production resulting from improved silver grades. Milling costs decreased in 2014 compared to 2013 due to increased availability of less expensive hydroelectric power. Milling costs decreased in 2014 compared to 2012 on a per-ounce basis, despite increasing on a per ton basis as discussed above, due to the impact of higher silver production.

Other costs for 2014 were lower compared to 2013 due to the effect of higher silver production, offset by higher mine license tax and higher labor costs. Other costs for 2014 compared to 2012 were lower due to the effect of higher silver production and lower mine license tax.

Treatment costs were lower in 2014 compared to 2013 as a result of reduced average lead and silver prices and higher silver production, partially offset by higher zinc prices. Treatment costs were lower in 2014 compared to 2012 as a result of reduced zinc and lead concentrate production and lower silver prices, partially offset by higher zinc and lead prices. For the calculation of Cash Costs, After By-Product Credits, per Silver Ounce, treatment costs include the value of silver not payable to us as part of the smelting process, and are therefore impacted by silver prices. Treatment costs also include a price adjustment component that fluctuates with changes in base metal prices.

By-product credits per ounce were lower in 2014 compared to 2013 and 2012 due to lower gold prices and higher silver production due to increased silver ore grades. The decrease in by-product credits in 2014 versus 2012 was also due to reduced zinc and lead production as a result of lower ore grades for those metals.

The difference between what we report as "production" and "payable metal quantities sold" is attributable to the difference between the quantities of metals contained in the concentrate we produce versus the portion of those metals actually payable by our customers according to the terms of the contracts. Differences can also arise from inventory changes incidental to shipping schedules. The differences in payable quantities sold for 2014 compared to 2013 and 2012 is due mainly to the timing of concentrate shipments.

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

In the fourth quarter of 2012, we updated our asset retirement obligation ("ARO") at Greens Creek to reflect a preliminary revised reclamation and closure plan having estimated undiscounted costs of approximately $73.9 million, an increase from the $53.4 million in the previous plan. In late 2013, a Record of Decision was completed for proposed expansion of tailings capacity. In addition, in early 2014 we were engaged in negotiations with the U.S. Forest Service and state agencies on their proposed revisions to our previously-submitted reclamation and closure plan. In 2014, we updated our ARO at Greens Creek to reflect a revised reclamation and closure plan having estimated undiscounted costs of approximately $96.7 million, an increase from the $73.9 million in the previous plan, which was primarily the result of a new requirement to include perpetual water treatment in the closure plan. This resulted in an increase to the ARO asset and liability of $2.2 million after discounting the estimated costs to present value. As part of the revised closure plan, we increased our reclamation bonding from $30 million to approximately $68.9 million in 2014.

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2014	2013	2012
Sales	$89,757	$44,204	$248
Cost of sales and other direct production costs	(58,423)	(41,230)	—
Depreciation, depletion and amortization	(9,431)	(7,833)	—
Gross profit (loss)	$21,903	$(4,859)	$248

Tons of ore milled	309,070	174,331	—
Production:
Silver (ounces)	3,239,151	1,459,000	—
Lead (tons)	20,104	10,260	—
Zinc (tons)	8,159	3,793	—
Payable metal quantities sold:
Silver (ounces)	3,039,697	1,328,340	—
Lead (tons)	17,105	8,377	—
Zinc (tons)	5,904	2,702	—
Ore grades:
Silver ounces per ton	11.00	8.99	—
Lead percent	6.87	6.19	—
Zinc percent	2.93	2.69	—
Mining cost per ton	$87.90	$100.49	$—
Milling cost per ton	$21.56	$29.74	$—
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$9.44	$19.21	$—

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

The increase in gross profits for 2014 compared to 2013 resulted primarily from increased production and higher ore grades following the ramp up of production in 2013, as discussed below, partially offset by lower silver prices. The Lucky Friday segment reported no significant sales, cost of sales and direct production costs, depreciation, depletion, and amortization, or mine production for 2012 due to the suspension of production there for the year, as discussed below.

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

Production was suspended during all of 2012 as the Silver Shaft rehabilitation work was performed. During the suspension of production, the smelter contracts related to treatment of concentrates were suspended based on force majeure. The shaft restoration project and other related work was completed in early 2013, and limited production at the Lucky Friday recommenced in February 2013. During late September 2013, the mine reached its historical full throughput rate of approximately 900 tons per day, and daily throughput for the full year of 2014 averaged 847 tons. Once the Silver Shaft rehabilitation work was completed down to the 4900 foot level, we commenced construction of a haulage way bypass around an area impacted by a rock burst, and completed the bypass in early 2013. Completion of work on the Silver Shaft to the 4900 foot level also enabled planning and other preliminary work to resume on the #4 Shaft project (discussed below), and we resumed sinking of the #4 Shaft in early 2013 upon completion of the Silver Shaft work. Production and #4 Shaft advancement at Lucky Friday maintained historical levels during 2014.

In 2013, we recognized $1.4 million in suspension-related income for business interruption insurance proceeds, and in 2012 we recognized suspension-related costs $25.3 million. This activity is included in a separate line item under Other operating expenses on the Consolidated Statement of Operations and Comprehensive Income (Loss), and is excluded from the calculations of Cash Cost, After By-product Credits, per Silver Ounce and mining and milling costs per ton.

The $0.2 million in sales recognized in 2012 represents provisional price adjustments on prior-period concentrate shipments that were subject to changes in metals prices during the first quarter of 2012 until their final settlement.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for 2014 and 2013:

 The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Year ended December 31,
	2014	2013	2012
Cash Cost, Before By-product Credits, per Silver Ounce	23.95	34.93	—
By-product credits per silver ounce	(14.51)	(15.72)	—
Cash Cost, After By-product Credits, per Silver Ounce	$9.44	$19.21	$—

The decrease in Cash Cost, After By-product Credits, per Silver Ounce was the result of increased production in 2014, as we ramped up production during 2013 following the suspension period discussed above, and improved silver ore grades.

Mining and milling costs, other cash costs, and treatment costs per ounce decreased in 2014 compared to 2013 due to higher production and silver ore grades.

Per ounce by-product credits were lower in 2014 compared to 2013 primarily due to higher silver ore grades, partially offset by higher zinc prices.

Similar to the Greens Creek segment, the difference between what we report as “production” and “payable metal quantities sold” is due essentially to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually payable by our customers according to the terms of the contracts.

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

The #4 Shaft project involves constructing an internal shaft and related infrastructure at the Lucky Friday mine. Upon completion, #4 Shaft is expected to provide deeper access, which in turn should extend the mine's operational life and expand silver production.  We commenced engineering and construction activities on the #4 Shaft in 2008, and our Board of Directors gave its final approval of the project in August 2011.  Construction of the #4 Shaft as currently designed is expected to cost approximately $215 million, including approximately $165 million already spent as of December 31, 2014, with completion anticipated in 2016.  As discussed above, the #4 Shaft sinking activities were temporarily suspended until rehabilitation work in the Silver Shaft was completed in early 2013. We believe that our current capital resources will allow us to complete the project.  However, there are a number of factors that could affect completion of the project, including:  (i) a significant decline in metals prices, (ii) a reduction in available cash or credit, whether arising from decreased cash flow or other uses of available cash, (iii) increased regulatory burden, (iv) a significant increase in operating or capital costs, or (v) a decision to access the shaft earlier.

Many of the employees at our Lucky Friday unit are represented by a union. The collective bargaining agreement with the union expires on April 30, 2016.  As a result of the requirement to remove built-up cementitious material from the Silver Shaft, which limited underground access, Hecla Limited laid off 121 employees in January 2012, with approximately 25 of those employees accepting temporary positions at other Hecla operations. Employment at the Lucky Friday unit has returned to roughly its level in 2011.

In April 2013, the family of Larry Marek, an employee of Hecla Limited who was fatally injured in an April 2011 accident, filed a lawsuit against us and certain of our officers and employees seeking damages for, among other claims, wrongful death and infliction of emotional distress. Also, in December 2013, four employees of Hecla Limited who were injured in a December 2011 rock burst filed a lawsuit against us and certain of our employees seeking damages for, among other claims, intentional and willful injury and infliction of emotional distress. See the Other Contingencies section of Note 7 of Notes to Consolidated Financial Statements for more information.

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

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2014	2013 (1)
Sales	$165,849	$75,122
Cost of sales and other direct production costs	(109,846)	(55,825)
Depreciation, depletion and amortization	(38,198)	(18,030)
Gross profit	$17,805	$1,267
Tons of ore milled	827,580	387,608
Production:
Gold (ounces)	128,244	62,532
Silver (ounces)	25,014	12,381
Payable metal quantities sold:
Gold (ounces)	131,287	57,840
Silver (ounces)	24,785	15,500
Ore grades:
Gold ounces per ton	0.17	0.18
Silver ounces per ton	0.034	0.036
Mining cost per ton	$103.53	$127.56
Milling cost per ton	$20.75	$23.02
Cash Cost, After By-product Credits, per Gold Ounce (2)	$826	$951

(1)	For the seven month period commencing on June 1, 2013, the date of the acquisition.

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

Gross profit increased by $16.5 million for 2014 compared to 2013, primarily due to our ownership during only a part of 2013, partially offset by lower gold prices. Tons of ore milled increased by 114% compared to the prior year, not only due to our ownership for the full year in 2014, but also higher daily throughput, as increased development activity in 2014 compared to 2013 has allowed mining operations to remove and process greater quantities of ore. Average mill throughput achieved during 2014 reached 2,267 tons per day compared to 1,811 tons per day in 2013. Gold production during 2014 totaled 128,244 ounces, a 105% increase compared to 62,532 ounces produced under our ownership in 2013.

On a per unit basis, mining costs per ton of $103.53 for 2014 were 19% lower than 2013 mining costs per ton of $127.56. The decrease is primarily due to higher ore production and foreign exchange differences between the two periods, as the U.S. dollar was stronger relative to the Canadian dollar in 2014 than it was in 2013. This is partially offset by higher stope preparation costs in the first quarter of 2014 resulting from increased development in the production stopes.

Milling unit costs decreased by 10% in 2014 compared to 2013 mainly due to higher ore production and exchange rate differences.

Sales during 2014 totaled $165.8 million compared to $75.1 million in 2013. The increase in 2014, in spite of lower gold prices, is a result of our ownership during only a part of 2013 and improved throughput. Our average realized sale price per ounce of gold during 2014 was $1,263 compared to $1,293 for the period of our ownership of Casa Berardi during 2013. The average market price per ounce for the full years of 2014 and 2013, respectively, was $1,266 and $1,411.

In June of 2014, we successfully modified the type of financial guarantee for reclamation work required by the Quebec Mining Act from restricted cash deposits to a letter of credit. This allowed the release of formerly restricted cash totaling $7.5 million.

The West Mine shaft underwent a deepening project, which included construction of loading pockets and other related infrastructure. The deepened shaft reached functional completion during the third quarter of 2014 with the removal of the bulkhead dividing the operating shaft and the deepened section. This changeover required the shaft to be intermittently closed over a 22 day period which impacted production for the quarter. Other recent mine enhancements include a new paste backfill facility and a concrete plant, which we believe should improve operational efficiency. In addition, a new dry house facility was completed in March 2014 at the West Mine, which will provide greater flexibility and efficiency for the underground miners, as this facility is located much closer to the main mine access than the prior facility.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for 2014 and 2013:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Year Ended December 31,
	2014	2013
Cash Cost, Before By-product Credits, per Gold Ounce	$829.97	$954.98
By-product credits	(3.62)	(4.19)
Cash Cost, After By-product Credits, per Gold Ounce	$826.35	$950.79

The decrease in Cash Cost, After By-product Credits, per Gold Ounce for 2014 compared to 2013 was primarily the result of higher gold production due to increased ore throughput.

Mining and milling cost per ounce decreased in 2014 compared to 2013 due to higher gold production and foreign exchange differences.

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

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans, while affording a significant benefit to our employees, also represent a significant liability. During 2014, the funded status of our plans changed from a liability of $32.1 million at the first of the year to a liability of $43.7 million at the end of the year. The increased liability was attributable to service costs, interest costs, and amortization of actuarial losses that, collectively, exceeded returns on plan assets and our contributions. We made contributions of $6.5 million aggregate principal amount of our Notes during 2014. In January 2015, we contributed approximately $4.9 million in shares of our common stock to our defined benefit plans, with no additional contributions anticipated in 2015. See Note 6 of Notes to Consolidated Financial Statements for more information.  While the economic variables which will determine future cash requirements are uncertain, we expect contributions to increase in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness.

Effective July 1, 2013, we amended our pension plan. See Note 8 of Notes to Consolidated Financial Statements for more information.

Income Taxes

We continue to have a net deferred tax asset in the U.S., and as a result of our acquisition of Aurizon, a net deferred tax liability in Canada. Our U.S. net deferred tax asset at December 31, 2014 totaled $111.0 million, or 5% of total assets, a decrease of $3.5 million from the $114.5 million net deferred tax asset at December 31, 2013. The largest component of the deferred tax asset is net operating loss carryforwards which are available to be applied against future taxable income. The next largest component is deferred exploration expense. Each reporting period we assess our deferred tax assets utilizing long-range forecasts to provide reasonable assurance that they will be realized through future earnings. At December 31, 2014, we retained a valuation allowance on U.S. deferred tax assets of $6.0 million, primarily for foreign tax credits. A $26.1 million valuation allowance remains on deferred tax assets in foreign jurisdictions.

Our net Canadian deferred tax liability at December 31, 2014 and 2013 was $153.4 million, a decrease of $12.5 million from the $165.9 million net deferred tax liability at December 31, 2013. The deferred tax liability is the result of the acquisition of Aurizon completed on June 1, 2013. See Note 15 of Notes to Consolidated Financial Statements for more information. The deferred tax liability is primarily related to the excess of the fair market value of the assets acquired over the tax bases of those assets for Canadian tax reporting, with the majority of that value allocated to mineral resources and reserves.

As discussed in Note 5 of Notes to Consolidated Financial Statements, our effective tax rate for 2014 was negative 42% compared to 28% for 2013. The change in effective tax rate for 2014 was primarily the result of the U.S. deduction for percentage depletion, non-deductible transaction costs, and the impact of taxation in foreign jurisdictions, the impacts of which were amplified by relatively low worldwide pre-tax book income. We are subject to income taxes in the United States and other foreign jurisdictions. The overall effective tax rate will continue to be dependent upon the geographic distribution of our earnings in different jurisdictions, the U.S. deduction for percentage depletion, and fluctuation in foreign currency exchange rates. As a result, the 2015 effective tax rate could vary significantly from that of 2014.

For the years 2014, 2013 and 2012, we had no unremitted foreign earnings. See Note 5 of Notes to Consolidated Financial Statements for more information.

Reconciliation of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The tables below present reconciliations between the non-GAAP measures of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits to the GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization for our operations at the Greens Creek, Lucky Friday, and Casa Berardi units for the years ended December 31, 2014, 2013 and 2012.

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

Cash Cost, Before By-product Credits includes all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining expense, on-site general and administrative costs, royalties and mining production taxes. By-product credits include revenues earned from all metals other than the primary metal produced at each unit. Cash Cost, After By-product Credits, per Ounce, provides management and investors an indication of operating cash flow, after consideration of the average price received from production. Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective. Cash Cost, After By-product Credits, per Ounce is a measure developed by precious metals companies (including the Silver Institute) in an effort to provide a uniform standard for comparison purposes. There can be no assurance, however, that our reporting of this non-GAAP measure is the same as that reported by other mining companies.

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

As depicted in the Greens Creek Unit and the Lucky Friday Unit tables below, by-product credits comprise an essential element of our silver unit cost structure distinguishing our silver operations due to the polymetallic nature of their orebodies. By-product credits included in our presentation of Cash Cost, After By-product Credits, per Silver Ounce include:

	Total, Greens Creek and Lucky Friday Units
In thousands (except per ounce amounts)	Year ended December 31,
	2014	2013	2012
By-product value, all silver properties:
Zinc	$95,701	$77,616	$84,087
Gold	61,871	66,907	75,860
Lead	66,082	48,973	30,969
Total by-product credits	$223,654	$193,496	$190,916

By-product credits per silver ounce, all silver properties
Zinc	$8.65	$8.71	$13.15
Gold	5.59	7.51	11.86
Lead	5.97	5.50	4.85
Total by-product credits	$20.21	$21.72	$29.86

By-product credits included in our presentation of Cash Cost, After By-product Credits, per Gold Ounce for our Casa Berardi Unit include:

	Casa Berardi Unit (3)
In thousands (except per ounce amounts)	Year ended December 31,
	2014	2013
Silver by-product value	$464	$262
Silver by-product credits per gold ounce	$3.62	$4.19

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

In thousands (except per ounce amounts)	Total, Greens Creek and Lucky Friday Units
	Year ended December 31,
	2014	2013	2012
Cash Cost, Before By-product Credits (1)	$276,842	$254,460	$208,178
By-product credits	(223,654)	(193,496)	(190,916)
Cash Cost, After By-product Credits	53,188	60,964	17,262
Divided by silver ounces produced	11,065	8,907	6,394
Cash Cost, Before By-product Credits, per Silver Ounce	25.02	28.56	32.55
By-product credits per silver ounce	(20.21)	(21.72)	(29.85)
Cash Cost, After By-product Credits, per Silver Ounce	$4.81	$6.84	$2.70
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$53,188	$60,964	$17,262
Depreciation, depletion and amortization	72,936	63,098	43,522
Treatment costs	(82,639)	(76,824)	(73,355)
By-product credits	223,654	193,496	190,916
Change in product inventory	(1,649)	(246)	(1,381)
Reclamation and other costs	2,046	2,100	663
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$267,536	$242,588	$177,627

	Greens Creek Unit
In thousands (except per ounce amounts)	Year ended December 31,
	2014	2013	2012
Cash Cost, Before by-Product Credits (1)	$199,247	$203,496	$208,178
By-product credits	(176,650)	(170,563)	(190,916)
Cash Cost, After By-product Credits	22,597	32,933	17,262
Divided by silver ounces produced	7,826	7,448	6,394
Cash Cost, Before By-product Credits, per Silver Ounce	25.46	27.32	32.55
By-product credits per silver ounce	(22.57)	(22.90)	(29.85)
Cash Cost, After By-product Credits, per Silver Ounce	$2.89	$4.42	$2.70

Reconciliation to GAAP:
Cash Cost, After By-product Credits	$22,597	$32,933	$17,262
Depreciation, depletion and amortization	63,505	55,265	43,522
Treatment costs	(63,313)	(67,341)	(73,355)
By-product credits	176,650	170,563	190,916
Change in product inventory	(1,706)	159	(1,381)
Reclamation and other costs	1,949	1,947	663
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$199,682	$193,526	$177,627

	Lucky Friday Unit (2)
In thousands (except per ounce amounts)	Year ended December 31,
	2014	2013	2012
Cash Cost, Before By-product Credits (1)	$77,595	$50,964	$—
By-product credits	(47,004)	(22,933)	—
Cash Cost, After By-product Credits	30,591	28,031	—
Divided by silver ounces produced	3,239	1,459	—
Cash Cost, Before By-product Credits, per Silver Ounce	23.95	34.93	—
By-product credits per silver ounce	(14.51)	(15.72)	—
Cash Cost, After By-product Credits, per Silver Ounce	$9.44	$19.21	$—

Reconciliation to GAAP:
Cash Cost, After By-product Credits	$30,591	$28,031	$—
Depreciation, depletion and amortization	9,431	7,833	—
Treatment costs	(19,326)	(9,482)	—
By-product credits	47,004	22,933	—
Change in product inventory	57	(405)	—
Reclamation and other costs	97	153	—
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$67,854	$49,063	$—

	Casa Berardi Unit (3)
In thousands (except ounce and per ounce amounts)	Year ended December 31,
	2014	2013	2012
Cash Cost, Before By-product Credits (1)	$106,438	$59,717	$—
By-product credits	(464)	(262)	—
Cash Cost, After by-product credits	105,974	59,455	—
Divided by gold ounces produced	128,244	62,532	—
Cash Cost, Before By-product Credits, per Gold Ounce	829.97	954.98	—
By-product credits per gold ounce	(3.62)	(4.19)	—
Cash Cost, After By-product Credits, per Gold Ounce	$826.35	$950.79	$—

Reconciliation to GAAP:
Cash Cost, After By-product Credits	$105,974	$59,455	$—
Depreciation, depletion and amortization	38,198	18,030	—
Treatment costs	(564)	(268)	—
By-product credits	464	262	—
Change in product inventory	3,151	(3,766)	—
Reclamation and other costs	820	142	—
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$148,043	$73,855	$—

	Total, All Locations
In thousands	Year ended December 31,
	2014	2013	2012
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$159,162	$120,419	$17,262
Depreciation, depletion and amortization	111,134	81,128	43,522
Treatment costs	(83,203)	(77,092)	(73,355)
By-product credits	224,118	193,758	190,916
Change in product inventory	1,502	(4,012)	(1,381)
Suspension-related costs	—	—	—
Reclamation and other costs	2,867	2,242	663
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$415,580	$316,443	$177,627

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

(3)

On June 1, 2013, we completed the acquisition of Aurizon Mines Ltd., which gave us 100% ownership of the Casa Berardi mine in Quebec, Canada. The information presented reflects our ownership of Casa Berardi commencing as of that date. See Note 15 of Notes to Consolidated Financial Statements for more information. The primary metal produced at Casa Berardi is gold, with a by-product credit for the value of silver production.

Reconciliation of Earnings Before Interest, Taxes, Depreciation, and Amortization (non-GAAP) to Net Income (Loss) (GAAP)

The non-GAAP measure of earnings before interest, taxes, depreciation, and amortization ("EBITDA") is calculated as net income (loss) before the following items: interest expense, income tax provision (benefit), and depreciation, depletion, and amortization expense. Management believes that, when presented in conjunction with comparable GAAP measures, EBITDA is useful to investors in evaluating our operating performance. The table below presents reconciliations between the non-GAAP measure EBITDA to the GAAP measure of net income (loss) for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 (in thousands).

	Year ended December 31,
	2014	2013	2012	2011	2010
Net income (loss) (GAAP)	$17,824	$(25,130)	$14,954	$151,164	$48,983
Interest expense, net of amount capitalized(1)	26,775	21,689	2,427	2,875	2,211
Income tax provision (benefit)	(5,240)	(9,795)	8,879	81,978	(123,532)
Depreciation, depletion, and amortization	112,173	82,366	50,113	47,348	60,235

EBITDA	$151,532	$69,130	$76,373	$283,365	$(12,103)

(1)

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021 (the "Notes"), and issued additional Notes in 2014 to fund one of our defined benefit pension plans. See Note 6 of Notes to Consolidated Financial Statements for more information. The Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for. Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013.

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	December 31, 2014	December 31, 2013	December 31, 2012
Cash and cash equivalents held in U.S. dollars	$180.9	$166.5	$190.6
Cash and cash equivalents held in foreign currency	28.8	45.7	0.4
Total cash and cash equivalents	209.7	212.2	191.0
Marketable equity securities, non-current	4.9	7.0	9.6
Total cash, cash equivalents and investments	$214.6	$219.2	$200.6

Cash and cash equivalents increased in 2014, as discussed below. Cash held in foreign currencies represent balances in Canadian dollars and Mexican pesos, with the $16.9 million decrease in 2014 resulting primarily from a reduction in Canadian dollars held. The value of non-current marketable equity securities decreased by $2.1 million due to unrecognized losses on equity investments, partially offset by the purchase of investments for approximately $0.6 million.

As further discussed in Note 15 of Notes to Consolidated Financial Statements, on June 1, 2013, we completed the acquisition of Aurizon Mines Ltd. for total consideration of US$714.5 million (CAD$740.8 million), comprised of cash paid by Hecla of US$496.2 million (CAD$514.5 million) and issuance of 56,997,790 shares of Hecla common stock valued at US$218.3 million (CAD$226.3). Aurizon's cash and cash equivalents balances at the close of the acquisition totaling approximately US$177.6 million were transferred to us as part of the acquisition.

On April 12, 2013, we completed an offering of Notes in the total principal amount of US$500 million, as discussed in Note 6 of Notes to Consolidated Financial Statements. The net proceeds of $490 million from the offering of the Notes were used to partially fund the acquisition of Aurizon, as discussed above, and for general corporate purposes, including expenses related to the Aurizon acquisition. In addition, on April 14, 2014, we entered into an agreement with the Hecla Mining Company Retirement Plan Trust pursuant to which we contributed $6.5 million in aggregate principal amount of the Notes in order to satisfy the funding requirement for one of our defined benefit pension plans for 2014. The Notes are due May 1, 2021 and bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for.  Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013.

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

The #4 Shaft project, which is discussed further in the Lucky Friday Segment section above, is expected to involve capital expenditures of approximately $215 million through 2016, of which $165 million has been spent as of December 31, 2014 (leaving approximately $50 million remaining).

Pursuant to our common stock dividend policy described in Note 9 of Notes to Consolidated Financial Statements, our Board of Directors declared and paid dividends on common stock totaling $3.5 million in 2014, $6.0 million in 2013, and $17.1 million in 2012. Our dividend policy has a silver-price-linked component which ties the amount of declared dividends on common stock to our realized silver price for the preceding quarter (subject to a minimum threshold). Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

On March 3, 2014, the Board of Directors issued 1,345,072 shares of restricted stock to employees in payment of approximately $4.6 million in annual and long-term incentive compensation for the period ended December 31, 2013.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of December 31, 2014, 934,100 shares have been purchased at an average price of $3.99 per share, leaving approximately 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at February 16, 2015, was $3.42 per share.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or financing. There can be no assurances that such financing will be available to us.

 As a result of our current cash balances, the performance of our current operations, current metals prices, and full availability of our $100 million revolving credit agreement, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing (including equity issuances) if needed will be adequate to meet our obligations during the next 12 months. These obligations include, but are not limited to: debt service obligations related to the Notes, capital outlays for the #4 Shaft project and other capital expenditures, potential repurchases of our common stock under the program described above, and payment of dividends on common stock, if declared by our board of directors.  We currently estimate that a total of approximately $145 million will be spent on capital expenditures, primarily for equipment, infrastructure, and development at our mines, in 2015.  We also estimate that exploration and pre-development expenditures will total approximately $18 million in 2015. However, capital, exploration, and pre-development expenditures may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate costs, sources of liquidity available to us, and other factors. A sustained downturn in metals prices or significant increase in operational or capital costs, other uses of cash, or other factors beyond our control could impact our plans.

	Year Ended December 31,
	2014	2013	2012
Cash provided by operating activities (in millions)	$83.1	$26.6	$69.0

Cash provided by operating activities increased by $56.5 million in 2014 compared to 2013 primarily due to higher income, as adjusted for non-cash items. As discussed in Results of Operations above, the higher income is primarily attributable to improved gross profit at the Lucky Friday and Casa Berardi units in 2014 and costs incurred in 2013 for the acquisition of Aurizon. Working capital and other operating asset and liability changes resulted in a net cash flow decrease of $51.1 million compared to a decrease in cash flows of $33.1 million in 2013. Significant variances in working capital changes between 2014 to 2013 included payments of approximately $55.4 million in the third quarter of 2014 to satisfy the remaining obligation under the Coeur d'Alene Basin environmental litigation settlement, primarily with proceeds from the exercise of warrants to purchase our common stock, as discussed above, and lower accounts payable balances due to reduced capital, exploration, and pre-development spending at the end of 2014. These variances were partially offset by lower cash requirements for accrued payroll and related benefits during 2014 due to the payment of incentive compensation and 401(k) employer contributions in shares of our common stock, higher incentive compensation accruals, and lower inventory and accounts receivable balances due to the timing of sales at Greens Creek and Casa Berardi. .

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

	Year Ended December 31,
	2014	2013	2012
Cash used in investing activities (in millions)	$118.4	$475.5	$118.0

Capital expenditures were $122.5 million in 2014, excluding non-cash lease additions of $9.5 million, which was $28.2 million lower than capital additions in 2013 when excluding the cash outflow for the acquisition of Aurizon. The decrease was primarily the result of reduced mine development and equipment purchases at Greens Creek and lower development, equipment, and infrastructure costs at Casa Berardi. During 2014, restricted investments related to reclamation bonding at the Casa Berardi unit decreased by $4.3 million, with no change to our restricted cash balances during 2013. We purchased marketable securities having a cost basis of $0.6 million and $6.0 million during 2014 and 2013, respectively.

In 2013, we recognized a cash outflow for the acquisition of Aurizon, net of cash acquired, of $321.1 million, as discussed above. We also invested $150.7 million in capital expenditures in 2013, excluding $12.3 million in non-cash capital lease additions, compared to $113.1 million, excluding $13.1 million in capital leases, in 2012. The increase in capital expenditures was primarily due to the addition of the Casa Berardi unit, where we incurred capital expenditures of approximately $40.0 million following its acquisition. In addition to purchasing investments for $6.0 million in 2013, we sold investments having a cost basis of $1.6 million for proceeds of $1.8 million. We acquired securities for approximately $5.8 million in 2012, and acquired the Monte Cristo property in Nevada for approximately $4.5 million in July 2012.

	Year Ended December 31,
	2014	2013	2012
Cash provided by (used in) financing activities (in millions)	$36.5	$474.9	$(26.5)

We received $54.4 million in proceeds from the exercise of warrants during 2014, as discussed above. In 2013, we received proceeds from the issuance of the Senior Notes, net of initial purchaser discount, of $490.0 million, and incurred fees of $1.5 million related to the issuance of the notes. During 2014, 2013, and 2012, we paid cash dividends on our common stock totaling $3.5 million, $6.0 million, and $17.1 million, respectively. We also paid cash dividends of $0.6 million on our Series B preferred stock during each of those years. We made payments on our capital leases of $9.1 million, $7.0 million, and $5.9 million, in 2014, 2013, and 2012, respectively. We also purchased shares of our common stock for $3.7 million, $0.3 million, and $2.1 million in 2014, 2013, and 2012, respectively, with $1.5 million and $1.9 million of the amounts in 2014 and 2012, respectively, related to our stock repurchase program discussed above.

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders, certain capital expenditures, our credit facility, and lease arrangements as of December 31, 2014 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Purchase obligations (1)	$6,812	$—	$—	$—	$6,812
Commitment fees (2)	500	1,000	442	—	1,942
Contractual obligations (3)	1,821	1,349	—	—	3,170
Capital lease commitments (4)	10,266	11,738	1,782	—	23,786
Operating lease commitments (5)	3,456	6,326	1,934	2,081	13,797
Defined benefit pension plans (6)	4,863	—	—	—	4,863
Supplemental executive retirement plan (6)	385	832	978	4,112	6,307
Senior Notes (7)	34,822	69,644	69,644	552,929	727,039
Total contractual cash obligations	$62,925	$90,889	$74,780	$559,122	$787,716

(1)

Consist of open purchase orders of approximately $2.2 million at the Greens Creek unit, $3.6 million at the Lucky Friday unit and $1.1 million at the Casa Berardi unit.  Included in these amounts are approximately $1.4 million, $2.4 million, and $0.7 million related to various capital projects at the Greens Creek, Lucky Friday and Casa Berardi units, respectively.

(2)

We have a $100 million revolving credit agreement under which we are required to pay a standby fee of 0.5% per annum on undrawn amounts under the revolving credit agreement. This agreement was extended in 2014 until November 18, 2018. There was no amount drawn under the revolving credit agreement as of December 31, 2014, and the amounts above assume no amounts will be drawn during the agreement's term.  For more information on our credit facility, see Note 6 of Notes to Consolidated Financial Statements.

(3)	As of December 31, 2014, we were committed to approximately $3.2 million in expenditures for various non-capital items at our operating units.

(4)

Includes scheduled capital lease payments of $15.7 million, $4.4 million and $3.6 million (including interest), respectively, for equipment at our Greens Creek, Lucky Friday and Casa Berardi units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods.  See Note 6 of Notes to Consolidated Financial Statements for more information.

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

(7)

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021 (the "Notes"). See Note 6 of Notes to Consolidated Financial Statements for more information. Additionally, during 2014 we issued $6.5 million of additional Notes to fund the 2014 funding requirement of one of our defined benefit pension plan. See Note 8 of Notes to Consolidated Financial Statements for more information. The Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for. Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013.

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At December 31, 2014, our liabilities for these matters totaled $57.3 million.  Future expenditures related to closure, reclamation and environmental expenditures at our other sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 4 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At December 31, 2014, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under Item 1A. - Risk Factors, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in exchange-traded funds, industrial demand, and consumer demand. Gold demand arises primarily from investment and consumer demand.  Investment demand for silver and gold is influenced by various factors, including:  the value of the U.S. Dollar and other currencies, changing U.S. budget deficits, widening availability of exchange-traded funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertainty concerning a global economic recovery could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth, and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  Consumer demand is driven significantly by demand for jewelry and similar retail products. We believe that industrial and economic trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer demand for silver and gold and industrial demand for silver.  However, there can be no assurance whether these trends will continue or how they will impact prices of the metals we produce. In the past, we have recorded impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

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

 Sales of all metals products sold directly to customers are recorded as revenues when title and risk of loss transfer to the customer (generally at the time of shipment) at estimated forward metals prices for the estimated month of settlement. Due to the time elapsed between the time of shipment to the customer and final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales and trade accounts receivable are adjusted to estimated settlement metals prices until final settlement by the customer. Changes in metals prices between shipment and final settlement result in changes to revenues and accounts receivable previously recorded upon shipment.  As a result, our trade accounts receivable balances are subject to changes in metals prices until final settlement occurs.  For more information, see part N. Revenue Recognition of Note 1 of Notes to Consolidated Financial Statements.

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

New Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, which requires entities to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss, or tax credit carryforward if certain criteria are met. The FASB's intent was to eliminate the diversity in practice of the presentation of unrecognized tax benefits but does not alter the way in which entities assess deferred tax assets for realizability. ASU No. 2013-11 is effective for annual and interim reporting periods beginning after December 15, 2013. Adoption of this guidance has not had a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall with various SEC Staff Accounting Bulletins providing interpretive guidance. The guidance establishes a new five step principle-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. ASU No. 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016. We are in the process of evaluating this guidance and our method of adoption.

Forward-Looking Statements

The foregoing discussion and analysis, as well as certain information contained elsewhere in this annual report on Form 10-K, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created thereby. See the discussion in Special Note on Forward-Looking Statements included prior to Item 1.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at December 31, 2014, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Item 1A. – Risk Factors).

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when title and risk of loss transfers to the customer (generally at the time of shipment) at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us).  At December 31, 2014, metals contained in concentrates and exposed to future price changes totaled approximately 1.7 million ounces of silver, 6,702 ounces of gold, 10,394 tons of zinc, and 4,542 tons of lead.  If the price for each metal were to change by ten percent, the change in the total value of the concentrates sold would be approximately $6.3 million.  However, as discussed in Commodity-Price Risk Management below, we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, we use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At December 31, 2014, we recorded the following balances related to these contracts:

•	a current asset of $5.3 million which is included in other current assets and is net of $1.9 million in contracts in a fair value current liability position; and
•	a non-current asset of $6.0 million which is included in other non-current assets and is net of $1.8 million in contracts in a fair value non-current liability position;

We recognized a $1.5 million net gain during 2014 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net gain recognized on the contracts offsets losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $9.1 million net gain during 2014 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments, which includes $3.6 million in gains realized on settled contracts. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net gain for 2014 is the result of decreasing zinc and lead prices during the fourth quarter. This program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following table summarizes the quantities of metals committed under forward sales contracts at December 31, 2014:

	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2015 settlements	1,607	6	19,456	8,378	$16.06	$1,195	$1.01	$0.87

Contracts on forecasted sales
2015 settlements	—	—	46,738	29,652	N/A	N/A	$0.96	$1.07
2016 settlements	—	—	44,699	34,337	N/A	N/A	$0.99	$1.03
2017 settlements	—	—	1,984	—	N/A	N/A	$1.04	N/A

The contracts on forecasted sales above represent approximately 31% of the forecasted payable zinc production for 2015 through 2017 at an average price of $0.98 per pound and approximately 28% of the forecasted payable lead production for 2015 through 2017 at an average price of $1.05 per pound.

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates of the currencies involved, particularly between the U.S. dollar and Canadian dollar. On June 1, 2013, we completed the acquisition of Aurizon Mines Ltd., which gave us ownership of the Casa Berardi mine and various mineral interests in Quebec, Canada. We have determined that the functional currency for our Canadian operations is the U.S. dollar. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from Canadian dollars to U.S. dollars are recorded to earnings each period. For 2014, we recognized a net foreign exchange gain of $11.5 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. We currently do not utilize forward contracts or other contracts to manage our exposure to foreign currency fluctuations, but we may do so in the future. A one percent change in the exchange rate between the U.S. dollar and Canadian dollar from the rate at December 31, 2014 would have resulted in a change of approximately $1.5 million in our net foreign exchange gain.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included herein beginning on page F-1. Financial statement schedules are omitted as they are not applicable or the information required is included in the Consolidated Financial Statements.

The following table sets forth supplementary financial data (in thousands, except per share amounts) for each quarter of the years ended December 31, 2014 and 2013, derived from our unaudited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our Consolidated Financial Statements.

	Fourth Quarter	Third Quarter	Second Quarter (2)	First Quarter	Total
2014
Sales of products	$121,985	$135,507	$117,502	$125,787	$500,781
Gross profit	$22,207	$22,023	$18,728	$22,243	$85,201
Net income (loss)	$16,905	$3,676	$(14,399)	$11,642	$17,824
Preferred stock dividends	$(138)	$(138)	$(138)	$(138)	$(552)
Income (loss) applicable to common stockholders	$16,767	$3,538	$(14,537)	$11,504	$17,272
Basic income per common share	$0.05	$0.01	$(0.04)	$0.03	$0.05
Diluted income per common share	$0.05	$0.01	$(0.04)	$0.03	$0.05

2013
Sales of products	$114,180	$106,629	$85,330	$76,450	$382,589
Gross profit	$14,731	$20,686	$5,111	$25,618	$66,146
Net income (loss) (1)	$(2,908)	$(8,458)	$(24,858)	$11,094	$(25,130)
Preferred stock dividends	$(138)	$(138)	$(138)	$(138)	$(552)
Income (loss) applicable to common stockholders	$(3,046)	$(8,596)	$(24,996)	$10,956	$(25,682)
Basic income (loss) per common share	$(0.01)	$(0.03)	$(0.08)	$0.04	$(0.08)
Diluted income (loss) per common share	$(0.01)	$(0.03)	$(0.08)	$0.04	$(0.08)

1)

We experienced a temporary suspension of production at our Lucky Friday unit in 2012 and a ramp up in production during much of 2013, which resulted in lower revenue in 2013 compared to 2014. For additional information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - The Lucky Friday Segment.

2)

On June 1, 2013, we acquired all the issued and outstanding shares of Aurizon Mines Ltd. for cash and stock consideration. The acquisition gives us 100% ownership of the producing Casa Berardi gold mine, along with interests in various gold exploration properties in the Abitibi region of north-western Quebec, Canada. This information reflects our ownership of the Casa Berardi mine and other interests commencing on June 1, 2013. See Note 15 Acquisitions of Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2014, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2014, based on these criteria.

An evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of the end of the reporting period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of December 31, 2014, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Our internal control over financial reporting as of December 31, 2014 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in the attestation report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Hecla Mining Company

Coeur d’Alene, Idaho

We have audited Hecla Mining Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hecla Mining Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hecla Mining Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hecla Mining Company as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 18, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington

February 18, 2015

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

In accordance with our Certificate of Incorporation, our Board of Directors is divided into three classes. The terms of office of the directors in each class expire at different times. The directors are elected for three-year terms. The Effective Dates listed below for each director indicate their current term of office. All officers are elected for a term which ordinarily expires on the date of the meeting of the Board of Directors immediately following the Annual Meeting of Stockholders. The positions and ages listed below are as of the date of our next Annual Meeting of Stockholders in May 2015. There are no arrangements or understandings between any of the directors or officers and any other person(s) pursuant to which such directors or officers were elected.

	Age at May 20, 2015	Position and Committee Assignments	Effective Dates
Phillips S. Baker, Jr.	55	President and CEO, Director (1)	5/14 — 5/15 5/14 — 5/17
James A. Sabala	60	Senior Vice President and Chief Financial Officer	5/14 — 5/15
Lawrence P. Radford	54	Senior Vice President – Operations	5/14 — 5/15
Dr. Dean W.A. McDonald	58	Senior Vice President – Exploration	5/14 — 5/15
Don Poirier	56	Vice President – Corporate Development	5/14 — 5/15
David C. Sienko	46	Vice President and General Counsel	5/14 — 5/15
John H. Bowles	69	Director (1,2,5)	5/12 — 5/15
Ted Crumley	70	Director and Chairman of the Board (1,4)	5/13 — 5/16
George R. Nethercutt, Jr.	70	Director (3,4)	5/12 — 5/15
Terry V. Rogers	68	Director (2,4,5)	5/13 — 5/16
Charles B. Stanley	56	Director (2,3,5)	5/13 — 5/16
Dr. Anthony P. Taylor	73	Director (3,4,5)	5/14 — 5/17

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

Lawrence P. Radford was appointed Senior Vice President - Operations in July 2013, and prior to that was Vice President - Operations from October 2011 to June 2013. Prior to joining Hecla, Mr. Radford was Vice President of South American Operations for Kinross Gold Corporation at its South America operations (gold mining operations) from April 2010 to September 2011. Mr. Radford held various other positions at Kinross from June 2007 to March 2010. He was General Manager for Barrick Gold Corporation at its Cowal operation (a gold mining operation) in West Wyalong, NSW, Australia from January 2006 to May 2007. Mr. Radford also held various positions with Barrick from 1990 to December 2005. Prior to that, he was Planning and Project Engineer for Nerco Delamar Company (a mining company) from 1988 to 1989 and Mining Engineer for Coeur d'Alene Mines Corporation from 1984 to 1988.

Dr. Dean W.A. McDonald was appointed Senior Vice President - Exploration in July 2013 and prior to that was Vice President - Exploration from August 2006 to June 2013.  Dr. McDonald was also appointed Senior Vice President - Exploration of our Canadian subsidiary, Hecla Canada Ltd., in July 2013 and was Vice President - Exploration from January 2007 to June 2013. Prior to joining Hecla, Dr. McDonald was Vice President Exploration and Business Development for Committee Bay Resource Ltd. (a Canadian-based exploration and development company) from 2003 to August 2006 and Exploration Manager at Miramar Mining Company/Northern Orion Explorations (an exploration company) from 1996 to 2003. Dr. McDonald has also served as a Director for Canamex Resources Corp. (a mineral exploration company) since August 2013.

Don Poirier was appointed Vice President - Corporate Development in July 2007. Mr. Poirier has also been Vice President - Corporate Development of our Canadian subsidiary, Hecla Canada Ltd., since January 2007.  Prior to joining Hecla, Mr. Poirier was a mining analyst with Blackmont Capital (capital market specialists) from September 2002 to June 2007.  Mr. Poirier held other mining analyst positions from 1988 to 2002. Mr. Poirier has also served as a Director for Brixton Metals Corporation (an exploration and development company) since May 2013.

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

John H. Bowles was elected by the stockholders to Hecla's Board of Directors in May 2006.  Mr. Bowles was a partner in PricewaterhouseCoopers LLP (an accounting firm) from April 1976 until his retirement in June 2006. He concentrated his practice on public companies operating in the mining industry. Mr. Bowles was a Director of Mercator Minerals LTD. (a copper, molybdenum and silver producing company) from April 2011 to September 2014, a Director of HudBay Minerals Inc. (a zinc, copper, gold and silver mining company) from May 2006 to March 2009, as well as a Director of Boss Power Corp. (a mineral exploration company) from September 2007 to November 2013.  He holds Fellowships in both the British Columbia Institute of Chartered Accountants and the Canadian Institute of Mining and Metallurgy. Mr. Bowles was also the Treasurer of Mining Suppliers Association of British Columbia (an association of providers of equipment, products and related services to the British Columbia mining industry) from May 1999 to May 2012. He has been Director Emeritus of Ducks Unlimited Canada (a national, private, non-profit wetland conservation organization) since March 1996. In 2006, Mr. Bowles was named Mining Person of the Year by the Mining Association of British Columbia.

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

George R. Nethercutt, Jr., was appointed to Hecla's Board of Directors in February 2005. Mr. Nethercutt has served as a principal of Nethercutt Consulting LLC (a strategic planning and consulting firm) from January 2007 to January 2012. Prior to that, Mr. Nethercutt was a principal of Lundquist, Nethercutt & Griles, LLC (a strategic planning and consulting firm) from February 2005 to January 2007. Mr. Nethercutt has also been a board member for the Washington Policy Center (a public policy organization providing high quality analysis on issues relating to the free market and government regulation) since January 2005, and a member of the board of IP Street (a software company) from May 2011 to January 2015. In September 2010, Mr. Nethercutt was appointed Of Counsel with the law firm of Lee & Hayes PLLC.  Mr. Nethercutt serves as a board member of ARCADIS Corporation (an international company providing consultancy, engineering and management services), the Board of Chancellors for the Juvenile Diabetes Research Foundation International (a charity and advocate of juvenile diabetes research worldwide), and served as U.S. Chairman of the Permanent Joint Board on Defense - U.S./Canada from April 2005 to December 2009. He is the founder and Chairman of the George Nethercutt Foundation (a charitable non-profit educational foundation) formed in February 2007.  From 1995 to 2005, Mr. Nethercutt served in the U.S. House of Representatives, including House Appropriations subcommittees on Interior, Agriculture and Defense and the Science Committee's subcommittee on Energy. He has been a member of the Washington State Bar Association since 1972.

Charles B. Stanley was elected to Hecla’s Board of Directors in May 2007.  Mr. Stanley has been the Chief Executive Officer, President and Director of QEP Resources, Inc. (a natural gas and oil exploration and production company) since May 2010, and Chairman of QEP's board of directors since May 2012. He also served as Chairman, Chief Executive Officer, President and Director of QEP Midstream Partners, LP (a master limited partnership that owns, operates, acquires and develops midstream energy assets) from May 2013 to December 2014. He served as Chief Operating Officer of Questar Corporation (a U.S. natural gas-focused exploration and production, interstate pipeline and local distribution company) from March 2008 to June 2010, and also as its Executive Vice President and Director from February 2002 to June 2010.

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

Information with respect to our directors is set forth under the caption “Proposal 1 - Election of Directors” in our proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 20, 2015 (the Proxy Statement), which information is incorporated herein by reference.

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

There have been no material changes to the procedures by which stockholders may recommend director nominees.

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

HECLA MINING COMPANY

By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President, Chief Executive Officer and Director

Date:	February 18, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Phillips S. Baker, Jr.	2/18/2015	/s/ Ted Crumley	2/18/2015
Phillips S. Baker, Jr. President, Chief Executive Officer and Director (principal executive officer)	Date	Ted Crumley Director	Date

/s/ James A. Sabala	2/18/2015	/s/ Charles B. Stanley	2/18/2015
James A. Sabala Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	Date	Charles B. Stanley Director	Date

/s/ John H. Bowles	2/18/2015	/s/ George R. Nethercutt, Jr.	2/18/2015
John H. Bowles Director	Date	George R. Nethercutt, Jr. Director	Date

/s/ Terry V. Rogers	2/18/2015	/s/ Anthony P. Taylor	2/18/2015
Terry V. Rogers Director	Date	Anthony P. Taylor Director	Date

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Hecla Mining Company

Coeur d’Alene, Idaho

We have audited the accompanying consolidated balance sheets of Hecla Mining Company as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hecla Mining Company at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hecla Mining Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 18, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington

February 18, 2015

Hecla Mining Company and Subsidiaries

 Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$209,665	$212,175
Accounts receivable:
Trade	17,696	17,672
Taxes	10,392	16,204
Other, net	6,792	4,689
Inventories:
Concentrates, doré, stockpiled ore, and metals in transit and in-process	25,999	27,740
Materials and supplies	21,474	21,097
Current deferred income taxes	12,029	35,734
Other current assets	12,312	8,324
Total current assets	316,359	343,635
Non-current investments	4,920	7,019
Non-current restricted cash and investments	883	5,217
Properties, plants, equipment and mineral interests, net	1,831,564	1,791,601
Non-current deferred income taxes	98,923	78,780
Other non-current assets	9,415	5,867
Total assets	$2,262,064	$2,232,119
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$41,869	$51,152
Accrued payroll and related benefits	27,956	18,769
Accrued taxes	4,241	7,881
Current portion of capital leases	9,491	8,471
Current portion of accrued reclamation and closure costs	1,631	58,425
Other current liabilities	5,797	6,781
Total current liabilities	90,985	151,479
Long-term capital leases	13,650	14,332
Accrued reclamation and closure costs	55,619	46,766
Long-term debt	498,479	490,726
Non-current deferred tax liability	153,300	164,861
Other non-current liabilities	53,057	37,536
Total liabilities	865,090	905,700
Commitments and contingencies (Notes 2, 3, 4, 6, 7, 8, and 10)
STOCKHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, authorized 500,000,000 shares; issued and outstanding 2014 — 367,376,863 shares and 2013 — 342,663,381 shares	92,382	85,896
Capital surplus	1,486,750	1,426,845
Accumulated deficit	(141,306)	(154,982)
Accumulated other comprehensive loss, net	(32,031)	(26,299)
Less treasury stock, at cost; 2014 — 2,151,482 and 2013 — 921,721 shares issued and held in treasury	(8,860)	(5,080)
Total stockholders’ equity	1,396,974	1,326,419
Total liabilities and stockholders’ equity	$2,262,064	$2,232,119

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Sales of products	$500,781	$382,589	$321,143
Cost of sales and other direct production costs	304,446	235,316	134,105
Depreciation, depletion and amortization	111,134	81,127	43,522
Total cost of sales	415,580	316,443	177,627
Gross profit	85,201	66,146	143,516
Other operating expenses:
General and administrative	31,538	28,925	21,253
Exploration	17,698	23,502	31,822
Pre-development	1,969	14,148	17,916
Provision for closed operations and environmental matters	10,098	5,403	4,652
Other operating expense	2,295	1,641	4,423
(Gain) loss on disposition of property, plants, equipment and mineral interests	(25)	(75)	275
Lucky Friday suspension-related (income) costs	—	(1,401)	25,309
Aurizon acquisition costs	—	26,397	—
Total other operating expense	63,573	98,540	105,650
Income (loss) from operations	21,628	(32,394)	37,866
Other income (expense):
Gain (loss) on derivative contracts	9,134	17,979	(10,457)
Net gain on sale of investments	—	197	—
Unrealized loss on investments	(3,224)	(2,639)	(1,171)
Net foreign exchange gain (loss)	11,535	2,959	(63)
Interest and other income	286	662	85
Interest expense	(26,775)	(21,689)	(2,427)
Total other income (expense):	(9,044)	(2,531)	(14,033)
Income (loss) before income taxes	12,584	(34,925)	23,833
Income tax benefit (provision)	5,240	9,795	(8,879)
Net income (loss)	17,824	(25,130)	14,954
Preferred stock dividends	(552)	(552)	(552)
Income (loss) applicable to common stockholders	$17,272	$(25,682)	$14,402

Comprehensive income (loss):
Net income (loss)	$17,824	$(25,130)	$14,954
Unrealized gain (loss) and amortization of prior service on pension plans	(6,875)	2,230	(1,644)
Unrealized holding gains (losses) on investments	(1,282)	(7,249)	53
Reclassification of impairment of investments included in net income (loss)	2,425	2,638	1,171
Total change in accumulated other comprehensive income (loss), net	$(5,732)	$(2,381)	$(420)
Comprehensive income (loss)	$12,092	$(27,511)	$14,534
Basic income (loss) per common share after preferred dividends	$0.05	$(0.08)	$0.05
Diluted income (loss) per common share after preferred dividends	$0.05	$(0.08)	$0.05
Weighted average number of common shares outstanding – basic	353,442	318,679	285,375
Weighted average number of common shares outstanding – diluted	357,435	318,679	297,566

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income (loss)	$17,824	$(25,130)	$14,954
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	112,173	82,366	50,113
Net gain on sale of investments	—	(197)	—
Unrealized loss on investments	3,224	2,639	1,171
(Gain) loss on disposition of properties, plants, equipment and mineral interests	(25)	(75)	275
Provision for reclamation and closure costs	10,215	1,788	1,106
Deferred income taxes	1,895	(5,893)	546
Stock compensation	4,965	4,461	3,101
Amortization of loan origination fees	2,183	1,435	460
(Gain) loss on derivative contracts	(6,886)	(1,338)	29,627
Foreign exchange (gain) loss	(10,482)	(928)	—
Reversal of purchase price allocation to product inventory	—	550	—
Other non-cash items	(858)	86	1,765
Change in assets and liabilities, net of business acquired:
Accounts receivable	3,091	(1,313)	(4,713)
Inventories	1,119	(6,507)	(2,442)
Other current and non-current assets	(580)	3,281	610
Accounts payable and accrued liabilities	(19,697)	(10,927)	4,927
Accrued payroll and related benefits	16,422	539	(2,118)
Accrued taxes	(3,612)	(4,775)	1,967
Accrued reclamation and closure costs and other non-current liabilities	(47,847)	(13,418)	(32,333)
Net cash provided by operating activities	83,124	26,644	69,016
Investing activities:
Additions to properties, plants, equipment and mineral interests	(122,537)	(150,736)	(113,096)
Proceeds from sale of investments	—	1,772	—
Proceeds from disposition of properties, plants and equipment	428	460	886
Redemptions of restricted cash and investment balances	4,334	125	—
Increases in restricted cash and investment balances	—	—	(5)
Purchases of investments	(580)	(6,001)	(5,823)
Acquisition of Aurizon, net of cash acquired	—	(321,117)	—
Net cash used by investing activities	(118,355)	(475,497)	(118,038)
Financing activities:
Proceeds from exercise of warrants	54,418	61	—
Dividends paid to common stockholders	(3,547)	(5,991)	(17,121)
Dividend paid to preferred stockholders	(552)	(552)	(552)
Debt issuance and loan origination fees paid	(938)	(1,244)	(750)
Acquisition of treasury shares	(3,740)	(286)	(2,144)
Borrowings on debt	—	490,000	—
Repayments of capital leases	(9,137)	(7,039)	(5,890)
Net cash provided by (used in) financing activities	36,504	474,949	(26,457)
Effect of exchange rates on cash	(3,783)	(4,905)	—
Net increase (decrease) in cash and cash equivalents	(2,510)	21,191	(75,479)
Cash and cash equivalents at beginning of year	212,175	190,984	266,463
Cash and cash equivalents at end of year	$209,665	$212,175	$190,984
Supplemental disclosure of cash flow information:
Cash received (paid) during year for:
Interest	$(23,749)	$(13,465)	$(1,968)
Income tax receipts (payments)	$7,124	$(1,402)	$4,483
Significant non-cash investing and financing activities:
Stock issued for acquisition of assets	$—	$218,302	$—
Capital leases acquired	$9,475	$12,344	$13,119
Changes in asset retirement obligations	$675	$7,998	$(3,738)
Payment of accrued compensation in restricted stock units	$4,600	$—	$—
Senior notes contributed to pension plan, par value	$6,500	$—	$—

See Notes 2 and 9 for additional non-cash investing and financing activities.

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

 Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2014, 2013 and 2012

(Dollars in thousands)

	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2012	$39	$71,420	$1,215,229	$(120,557)	$(23,498)	$(2,520)	$1,140,113
Net income				14,954			14,954
Stock issued to directors (78,000 shares)		19	336				355
Series B Preferred Stock dividends declared				(552)			(552)
Common stock dividends declared (3,000 shares, $0.06 per common share)		1	11	(17,133)			(17,121)
Restricted stock units granted			2,746				2,746
Restricted stock unit distributions (235,000 shares)		59	(39)			(203)	(183)
Bonuses and other compensation paid through stock issuances						(1,941)	(1,941)
Other comprehensive loss					(420)		(420)
Balances, December 31, 2012	39	71,499	1,218,283	(123,288)	(23,918)	(4,664)	1,137,951
Net loss				(25,130)			(25,130)
Stock issued to directors (122,250 shares)		31	356				387
Series B Preferred Stock dividends declared				(552)			(552)
Common stock issued for assets purchased (56,998,000 shares)		14,249	204,053				218,302
Restricted stock units granted			4,188				4,188
Restricted stock unit distributions (494,000 shares)		109	(109)			(59)	(59)
Warrants exercised (25,000 shares)		6	55				61
Common stock dividends declared ($0.02 per common share)		2	19	(6,012)		(71)	(6,062)
Repurchase of common shares (50,000 shares)						(286)	(286)
Other comprehensive loss					(2,381)		(2,381)
Balances, December 31, 2013	39	85,896	1,426,845	(154,982)	(26,299)	(5,080)	1,326,419
Net income				17,824			17,824
Stock issued to directors (150,000 shares)		37	438				475
Series B Preferred Stock dividends declared				(552)			(552)
Stock issued for 401(k) match (811,000 shares)		203	2,226				2,429
Restricted stock units granted			9,019				9,019
Restricted stock unit distributions (2,674,000 shares)		665	(665)			(2,279)	(2,279)
Repurchase of common shares (534,000 shares)						(1,501)	(1,501)
Warrants exercised (22,308,000 shares)		5,577	48,841				54,418
Common stock dividends declared ($0.01 per common share)		4	46	(3,596)			(3,546)
Other comprehensive loss					(5,732)		(5,732)
Balances, December 31, 2014	$39	$92,382	$1,486,750	$(141,306)	$(32,031)	$(8,860)	$1,396,974

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

B.  Assumptions and Use of Estimates — Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. We consider our most critical accounting estimates to be future metals prices; obligations for environmental, reclamation and closure matters; mineral reserves; and valuation of business combinations. Other significant areas requiring the use of management assumptions and estimates relate to reserves for contingencies and litigation; asset impairments, including long-lived assets and investments; valuation of deferred tax assets; and post-employment, post-retirement and other employee benefit assets and liabilities. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions.

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

Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss), unless an other than temporary impairment in value has occurred or we have elected the fair value option accounting method when available for certain investments; in either of those cases, the unrealized gain or loss would be charged to current period net income (loss).  The fair value option allows for the fair value measurement of specified assets or liabilities on a case-by-case basis, with unrealized gains and losses recorded to current period net income (loss). Unrealized gains and losses originally included in accumulated other comprehensive income are reclassified to current period net income (loss) when the sale of securities, determination of an other than temporary impairment, or election of the fair value option accounting method occurs.

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

Stockpiled ore inventory represents ore that has been mined, hauled to the surface, and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the amount of contained metal ounces or pounds (based on assay data) and the estimated metallurgical recovery rates (based on the expected processing method). Costs are allocated to a stockpile based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead, depreciation, depletion and amortization relating to mining operations, and removed at each stockpile’s average cost per recoverable unit.

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

G. Properties, Plants and Equipment – Costs are capitalized when it has been determined an ore body can be economically developed.  The development stage begins at new projects when our management and/or Board of Directors makes the decision to bring a mine into commercial production, and ends when the production stage, or exploitation of reserves, begins.  Expenditures incurred during the development and production stages for new assets, new facilities, alterations to existing facilities that extend the useful lives of those facilities and major mine development expenditures are capitalized, including primary development costs such as costs of building access ways, shaft sinking, lateral development, drift development, ramps and infrastructure developments. Costs to improve, alter, or rehabilitate primary development assets which appreciably extend the life, increase capacity, or improve the efficiency or safety of such assets are also capitalized.

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

Drilling and related costs of approximately $5.3 million, $8.0 million, and $5.0 million for the years ended December 31, 2014, 2013 and 2012, respectively, met our criteria for capitalization listed above at our properties that are in the production stage.

When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in current period net income (loss).  Idle facilities placed on standby are carried at the lower of net carrying value or estimated net realizable value.  The net carrying values of idle facilities on standby are written-down to salvage value upon reaching the end of the economic life.  Therefore, with the exception of depreciation recorded on mobile equipment used in ongoing exploration and reclamation efforts at such properties, we do not record depreciation on idle facilities when they are not in operation.

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

We capitalize portions of interest costs incurred on our debt as a part of the cost of constructing or acquiring certain qualifying assets. The amount of interest capitalized represents the portion of interest cost incurred during the construction or acquisition periods that theoretically could have been avoided if expenditures for the qualifying assets had not been made, limited to the total interest cost actually incurred during the period. Qualifying assets include discrete projects constructed by us or by a third party for our use which required a period of time to prepare the assets for their intended use. Interest capitalization takes place when capital expenditures for qualifying assets have been incurred, activities to prepare the qualifying asset for its intended use are underway, and interest cost is being incurred.

H. Depreciation, Depletion and Amortization — Capitalized costs are depreciated or depleted using the straight-line method or unit-of-production method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 1 to 28 years, but do not exceed the useful life of the individual asset. Determination of expected useful lives for amortization calculations are made on a property-by-property or asset-by-asset basis at least annually. Our estimates for reserves, mineralized material, and other resources are a key component in determining our units of production depreciation rates. Our estimates of proven and probable ore reserves, mineralized material, and other resources may change, possibly in the near term, resulting in changes to depreciation, depletion and amortization rates in future reporting periods.

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

Although management has made a reasonable estimate of factors based on current conditions and information, assumptions underlying future cash flows are subject to significant risks and uncertainties. Estimates of undiscounted future cash flows are dependent upon estimates of metals to be recovered from proven and probable ore reserves, and to some extent identified mineralization and other resources beyond proven and probable reserves, future production and capital costs and estimated metals prices (considering current and historical prices, forward pricing curves and related factors) over the estimated remaining mine life. It is reasonably possible that changes could occur in the near term that could adversely affect our estimate of future cash flows to be generated from our operating properties. If undiscounted cash flows are less than the carrying value of a property, an impairment loss is recognized.

J. Proven and Probable Ore Reserves — At least annually, management reviews the reserves used to estimate the quantities and grades of ore at our mines which we believe can be recovered and sold economically. Management’s calculations of proven and probable ore reserves are based on financial, engineering and geological estimates, including future metals prices and operating costs. From time to time, management obtains external audits of reserves. A partial third-party audit of 2012 reserves at Greens Creek and a third-party audit of 2013 reserves at Lucky Friday were concluded during 2013. A third party review of 2013 reserves at Casa Berardi was performed during 2013.

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

K. Pension Plans and Other Post-retirement Benefits — We maintain defined benefit pension plans covering substantially all U.S. employees and provide certain post-retirement benefits for qualifying retired employees. Canadian employees participate in Canada's public retirement income system, and are not eligible to participate in the defined benefit pension plans that we maintain for U.S. employees. Pension benefits under the plans we maintain generally depend on length and level of service and age upon retirement. Substantially all benefits are paid through pension trusts. We contributed approximately $0.3 million per year related to our unfunded supplemental executive retirement plan in years 2014, 2013 and 2012, and expect to contribute $0.4 million related to this plan in 2015. We made cash contributions of approximately $1.0 million and $1.1 million to our defined benefit pension plans in 2013 and 2012, respectively. In 2014, we contributed our Senior Notes in the aggregate principal amount of $6.5 million to one of our defined benefit pension plans. In January 2015, we contributed approximately $4.9 million in shares of our common stock to our defined benefit plans, with no additional contributions anticipated in 2015.

Regulations regarding employers’ accounting for defined benefit pension and other post-retirement plans, among other things, require us to:

•	Recognize the funded status of our defined benefit plans in our consolidated financial statements; and

•

Recognize as a component of other comprehensive income (loss) the actuarial gains and losses and prior service costs and credits that arise during the period but are not immediately recognized as components of net periodic benefit cost.

We also maintain two defined contribution (401(k)) plans as described in Note 8.

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

We classify mine license taxes incurred in the states of Alaska and Idaho as other direct production costs reported in our gross profits. Resource taxes incurred in Quebec, Canada are classified as income taxes.

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

Accruals for closure costs, reclamation, and environmental matters for operating and non-operating properties totaled $57.3 million at December 31, 2014. It is reasonably possible the ultimate cost of reclamation and remediation could change in the future, and that changes to these estimates could have a material effect on future operating results as new information becomes known.

N. Revenue Recognition and Trade Accounts Receivable — Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues and accounts receivable when title and risk of loss transfer to the customer (generally at the time of shipment) at estimated forward prices for the anticipated month of settlement. Due to the time elapsed from shipment to the customer and the final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement by the customer.

Sales and accounts receivable for concentrate shipments are recorded net of charges by the customers for treatment, refining, smelting losses, and other charges negotiated by us with the customers. Charges are estimated by us upon shipment of concentrates based on contractual terms, and actual charges do not vary materially from our estimates. Costs charged by customers include fixed treatment and refining costs per ton of concentrate, and also include price escalators which allow the customers to participate in the increase of lead and zinc prices above a negotiated baseline.

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

At December 31, 2014, metals contained in concentrates and exposed to future price changes totaled 1.7 million ounces of silver, 6,702 ounces of gold, 10,394 tons of zinc, and 4,542 tons of lead.  However, as discussed in P. Risk Management Contracts below, we seek to mitigate the risk of negative price adjustments by using financially settled forward contracts for some of our sales.

Sales of metals in products tolled by refiners and sold directly by us, rather than sold to smelters, are recorded at contractual amounts when title and risk of loss transfer to the buyer.

Changes in the market price of metals significantly affect our revenues, profitability, and cash flow. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control, such as political and economic conditions, demand, forward selling by producers, aggregation by metals speculators and others, expectations for inflation, central bank sales, custom smelter activities, the relative exchange rate of the U.S. dollar, investor sentiment, and global mine production levels. The aggregate effect of these factors is impossible to predict. Because our revenue is derived from the sale of silver, gold, lead, and zinc, our earnings are directly related to the prices of these metals.

O. Foreign Currency — The functional currency for our operations located in the U.S., Mexico and Canada was the U.S. dollar for all periods presented. Accordingly, for the Casa Berardi unit in Canada and San Sebastian project in Mexico, we have translated our monetary assets and liabilities at the period-end exchange rate, and non-monetary assets and liabilities at historical rates, with income and expenses translated at the average exchange rate for the current period. All translation gains and losses have been included in the current period net income (loss).

For the years ended December 31, 2014 and 2013, we recognized total net foreign exchange gains of $11.5 million and $3.0 million, respectively. For the year ended December 31, 2012, we recognized total net foreign exchange losses of $0.1 million.

P. Risk Management Contracts — We use derivative financial instruments as part of an overall risk-management strategy that is used as a means of managing exposure to base metals prices. We do not hold or issue derivative financial instruments for speculative trading purposes. As of December 31, 2014 and 2013, none of these contracts qualified for hedge accounting and all unrealized gains and losses are therefore reported in earnings.

We measure derivative contracts as assets or liabilities based on their fair value. Amounts recognized for the fair value of derivative asset and liability positions with the same counterparty and which would be settled on a net basis are offset against each other on our consolidated balance sheets. Gains or losses resulting from changes in the fair value of derivatives in each period are recorded either in current earnings or other comprehensive income (“OCI”), depending on the use of the derivative, whether it qualifies for hedge accounting and whether that hedge is effective. Amounts deferred in OCI are reclassified to sales of products (for metals price-related contracts) or interest expense (for interest rate-related contracts, which we have used in the past) when the hedged transaction has occurred. Ineffective portions of any change in fair value of a derivative are recorded in current period other operating income (expense).

We utilize two financially-settled forward contract programs to manage the exposure to changes in prices of (i) silver, gold, zinc, and lead contained in our concentrate shipments between the time of sale and final settlement and (ii) zinc and lead contained in our forecasted future concentrate shipments.  The contracts under these programs do not qualify for hedge accounting, and are marked-to-market through earnings each period.  See Note 10 for additional information on base metal derivative contracts, including open positions as of December 31, 2014.

Q. Stock Based Compensation — The fair values of equity instruments granted to employees and having vesting periods are expensed over the vesting periods on a straight-line basis. The fair values of instruments having no vesting period are expensed when granted.   We recognized stock-based compensation expense of approximately $5.0 million, $4.5 million, and $3.1 million, respectively, during 2014, 2013 and 2012, which was recorded to general and administrative expenses, exploration and cost of sales and other direct production costs.   As of December 31, 2014, the majority of the instruments outstanding were fully vested.

For additional information on our employee stock option and restricted stock unit compensation, see Note 9.

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
4.

the amount of the total gains or losses for the period included in earnings  that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date and a description of where those unrealized gains or losses are reported in the statement of operations; and

5.	in annual periods only, the valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques, if any, during the period.

V. New Accounting Pronouncements — In July 2013, the FASB issued ASU No. 2013-11, which requires entities to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss, or tax credit carryforward if certain criteria are met. The FASB's intent was to eliminate the diversity in practice of the presentation of unrecognized tax benefits but does not alter the way in which entities assess deferred tax assets for realizability. ASU No. 2013-11 is effective for annual and interim reporting periods beginning after December 15, 2013. Adoption of this guidance has not had a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall with various SEC Staff Accounting Bulletins providing interpretive guidance. The guidance establishes a new five step principle-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. ASU No. 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016. We are in the process of evaluating this guidance and our method of adoption.

Note 2. Cash, Investments, and Restricted Cash

Cash

Our cash is maintained in various financial institutions, with a large majority of our cash balances at December 31, 2014 invested in either U.S. government paper (treasury or agency) or U.S. government or treasury money market funds which are not insured by the Federal Deposit Insurance Corporation (“FDIC”) or the Canada Deposit Insurance Corporation ("CDIC").  A small portion of our cash balances are held in bank accounts insured by the FDIC for up to $250,000 per institution and by the CDIC for up to CAD$100,000 per institution.

Investments

At December 31, 2014 and 2013, the fair value of our non-current investments was $4.9 million and $7.0 million, respectively. Marketable equity securities are carried at fair market value, as they are classified as “available-for-sale.”  The basis of our non-current investments, representing equity securities, was approximately $7.3 million and $9.8 million, respectively, at December 31, 2014 and 2013.  During the third quarter of 2014 and fourth quarter of 2013, we recognized $2.4 million and $3.0 million losses, respectively, in current earnings on impairments of equity shares, as we determined the impairments to be other-than-temporary. In 2014, we acquired common stock in other mining companies for a total cost of $0.6 million.

At December 31, 2014, total unrealized loss positions of $2.0 million, net of unrealized gains of $21 thousand, for our non-current investments were included in accumulated other comprehensive loss.

Our non-current investments balance as of December 31, 2014 includes our ownership of approximately 29% of the outstanding common shares of Typhoon Exploration Inc. ("Typhoon"), having a cost basis of $0.7 million and fair value of $0.5 million, and our ownership of approximately 19% of Brixton Metals Corporation ("Brixton"), having a cost basis of $0.5 million and a fair value of $0.3 million. We elected to apply the fair value option accounting method to the Typhoon and Brixton investments upon those investments meeting the criteria for equity method accounting. We evaluate the accounting treatment of our individual investments based on whether we believe our ownership percentage and other factors indicate that we have the ability to exercise significant influence in the financial and/or operational decisions of the investee. As of December 31, 2014, we have determined that no other investments held by us meet the criteria for equity method accounting.

Restricted Cash and Investments

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Restricted investments primarily represent investments in money market funds, certificates of deposit, and guaranteed investment certificates (Canadian deposits). These investments (which included current and non-current balances) are restricted primarily for reclamation funding or surety bonds and were $0.9 million at December 31, 2014, and $5.2 million at December 31, 2013. The decrease in restricted cash was attributed to a modification of Casa Berardi's reclamation funding, which substituted a letter of credit for previously held cash collateral.

In June of 2014, we successfully modified the type of financial guarantee for reclamation work required by the Quebec Mining Act from restricted cash deposits to a letter of credit. This allowed the release of formerly restricted cash totaling $7.5 million.

Note 3: Properties, Plants, Equipment and Mineral Interests, and Lease Commitments

Properties, Plants, Equipment and Mineral Interests

Our major components of properties, plants, equipment, and mineral interests are (in thousands):

	December 31,
	2014	2013
Mining properties, including asset retirement obligations	$336,962	$312,692
Development costs	250,340	204,598
Plants and equipment	698,100	626,818
Land	15,799	15,799
Mineral interests	929,844	946,144
Construction in progress	224,216	200,921
	2,455,261	2,306,972
Less accumulated depreciation, depletion and amortization	623,697	515,371
Net carrying value	$1,831,564	$1,791,601

During 2014, we incurred total capital expenditures, excluding non-cash items for additions acquired under capital leases and adjustments for asset retirement obligations, capitalized interest, and deferred taxes, of approximately $122.5 million. The additions included $49.4 million at the Lucky Friday unit, $26.2 million at the Greens Creek unit, and $46.6 million at the Casa Berardi unit.

On June 1, 2013, we completed the acquisition of Aurizon Mines Ltd. ("Aurizon") for CAD$740.8 million ($714.5 million). See Note 15 for more information.

Properties, plants, equipment, and mineral interests includes the portion of interest costs incurred on our debt capitalized as a part of the cost of constructing certain qualifying assets. For the years ended December 31, 2014 and 2013, capitalized interest totaled $11.8 million and $6.5 million, respectively.

Capital Leases

We periodically enter into lease agreements primarily for equipment at our Greens Creek, Lucky Friday and Casa Berardi units which we have determined to be capital leases.  As of December 31, 2014 and 2013, we have recorded $50.7 million and $41.2 million, respectively, for the gross amount of assets acquired under the capital leases and $8.6 million and $10.1 million, respectively, in accumulated depreciation, classified as plants and equipment in Properties, plants, equipment and mineral interests.  See Note 6 for information on future obligations related to our capital leases.

Operating Leases

We enter into operating leases during the normal course of business. During the years ended December 31, 2014, 2013 and 2012, we incurred expenses of $3.5 million, $3.1 million and $3.1 million, respectively, for these leases. At December 31, 2014, future obligations under our non-cancelable operating leases were as follows (in thousands):

Year ending December 31,
2015	$3,456
2016	3,364
2017	2,962
2018	966
2019	968
Thereafter	2,081
Total	$13,797

Note 4: Environmental and Reclamation Activities

The liabilities accrued for our reclamation and closure costs at December 31, 2014 and 2013, were as follows (in thousands):

	2014	2013
Operating properties:
Greens Creek	$39,237	$34,530
Lucky Friday	1,069	919
Casa Berardi	6,233	7,795
Non-operating properties:
Coeur d’Alene Basin	—	55,499
Johnny M	5,830	303
Republic	1,389	3,023
All other sites	3,492	3,122
Total	57,250	105,191
Reclamation and closure costs, current	(1,631)	(58,425)
Reclamation and closure costs, long-term	$55,619	$46,766

The activity in our accrued reclamation and closure cost liability for the years ended December 31, 2014, 2013 and 2012, was as follows (in thousands):

Balance at January 1, 2012	$153,811
Accruals for estimated costs	4,325
Revision of estimated cash flows due to changes in reclamation plans	(3,738)
Payment of reclamation obligations	(41,183)
Balance at December 31, 2012	113,215
Accruals for estimated costs	2,250
Liability addition due to acquisition of the Casa Berardi unit	7,998
Payment of reclamation obligations	(18,272)
Balance at December 31, 2013	105,191
Accruals for estimated costs	9,952
Revision of estimated cash flows due to changes in reclamation plans	675
Payment of reclamation obligations	(58,568)
Balance at December 31, 2014	$57,250

On September 8, 2011, a Consent Decree (the “Consent Decree”) settling environmental litigation and related claims involving Hecla Limited pertaining to historic releases of mining wastes in the Coeur d'Alene Basin was approved and entered by the U.S. District Court in Idaho. The Consent Decree resolved all existing claims of the Plaintiffs against Hecla Limited and its affiliates under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) (and certain other statutes) for past response costs, future environmental remediation costs, and natural resource damages related to historic releases of mining wastes in the Coeur d'Alene River Basin. The Consent Decree also resolved all remaining obligations of Hecla Limited under the 1994 Consent Decree relating to the “Box,” a rectangular 21-square-mile site located near Kellogg, Idaho within the Bunker Hill Superfund site. The Consent Decree contains comprehensive terms of settlement, including financial terms which required that Hecla Limited pay, in the aggregate, $264.4 million to the Plaintiffs over approximately three years following the settlement. Payments of approximately $168 million, $25 million, and $15 million (and related interest) were made in October 2011, 2012, and 2013, respectively, pursuant to the terms of the Consent Decree. In addition, a payment of approximately $14.1 million in proceeds from warrants exercised during the second quarter of 2014 was made in July 2014. Finally, a payment of approximately $41.3 million, consisting primarily of proceeds from the exercise of the remaining outstanding warrants, was made in August 2014, which satisfied Hecla Limited's remaining payment obligations under the Consent Decree.

Asset Retirement Obligations

Below is a reconciliation as of December 31, 2014 and 2013 (in thousands) of the asset retirement obligations ("ARO") relating to our operating properties, which are included in our total accrued reclamation and closure costs of $57.3 million and $105.2 million, respectively, discussed above. The estimated reclamation and abandonment costs were discounted using credit adjusted, risk-free interest rates ranging from 6% to 8% from the time we incurred the obligation to the time we expect to pay the retirement obligation.

	2014	2013
Balance January 1	$43,244	$34,325
Changes in obligations due to changes in reclamation plans	675	—
Addition due to acquisition of the Casa Berardi unit	—	7,998
Accretion expense	3,089	1,958
Payment of reclamation obligations	(469)	(1,037)
Balance at December 31	$46,539	$43,244

In the fourth quarter of 2012, we updated our ARO at Greens Creek to reflect a preliminary revised reclamation and closure plan having estimated undiscounted costs of approximately $73.9 million, an increase from the $53.4 million in the previous plan. In late 2013, a Record of Decision was completed for proposed expansion of tailings capacity. In addition, in early 2014 we were engaged in negotiations with the U.S. Forest Service and state agencies on their proposed revisions to our previously-submitted reclamation and closure plan. In 2014, we updated our ARO at Greens Creek to reflect a revised reclamation and closure plan having estimated undiscounted costs of approximately $96.7 million, an increase from the $73.9 million in the previous plan, which was primarily the result of a new requirement to include perpetual water treatment in the closure plan. This resulted in an increase to the ARO asset and liability of $2.2 million after discounting the estimated costs to present value. As part of the revised closure plan, we increased our reclamation bonding from $30 million to approximately $68.9 million in 2014.

Note 5: Income Taxes

Major components of our income tax benefit (provision) for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Current:
Domestic	$7,761	$2,963	$(7,086)
Foreign	(619)	(175)	(459)
Total current income tax benefit (provision)	7,142	2,788	(7,545)
Deferred:
Domestic	(1,572)	247	(1,334)
Foreign	(330)	6,760	—
Total deferred income tax benefit (provision)	(1,902)	7,007	(1,334)
Total income tax benefit (provision)	$5,240	$9,795	$(8,879)

Domestic and foreign components of income (loss) before income taxes for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Domestic	$(1,505)	$(1,681)	$37,025
Foreign	14,089	(33,244)	(13,192)
Total	$12,584	$(34,925)	$23,833

The annual tax benefit (provision) is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax income (loss). The reasons for the difference are (in thousands):

	2014		2013		2012
Computed “statutory” benefit (provision)	$(4,405)	35%	$12,224	35%	$(8,342)	35%
Percentage depletion	6,034	(48)	3,946	11	5,575	(24)
Change in valuation allowance other than utilization	(6,314)	50	(3,870)	(11)	(3,837)	16
State taxes, net of federal taxes	1,671	(13)	720	2	(1,110)	5
Transaction costs	—	—	(1,743)	(5)	—	—
Foreign currency translation of monetary assets	16,368	(130)	3,445	10	—	—
Rate differential on foreign earnings	(5,938)	47	(4,255)	(12)	(780)	3
Compensation	(1,308)	10	(326)	(1)	(444)	2
Other	(868)	7	(346)	(1)	59	—
	$5,240	(42)%	$9,795	28%	$(8,879)	37%

We evaluated the positive and negative evidence available to determine the amount of valuation allowance required on our deferred tax assets.  At December 31, 2014 and 2013, the balances of our valuation allowances were $32 million and $27 million, respectively, primarily for foreign net operating loss carryforwards. The amount of the deferred tax asset considered recoverable, however, could be reduced in the near term if estimates of future taxable income are reduced.

At December 31, 2014 and 2013, the net deferred tax liability was $42 million and $51 million, respectively. The individual components of our net deferred tax assets and liabilities are reflected in the table below (in thousands).

	December 31,
	2014	2013
Deferred tax assets:
Accrued reclamation costs	$20,573	$39,262
Deferred exploration	32,225	35,267
Foreign net operating losses	25,790	27,923
Domestic net operating losses	73,018	54,181
AMT credit carryforwards	14,698	22,155
Pension and benefit obligation	16,876	10,354
Foreign exchange gain	16,555	2,488
Miscellaneous	29,976	28,589
Total deferred tax assets	229,711	220,219
Valuation allowance	(32,094)	(27,155)
Total deferred tax assets	197,617	193,064
Deferred tax liabilities:
Miscellaneous	(7,620)	(5,966)
Properties, plants and equipment	(232,397)	(238,497)
Total deferred tax liabilities	(240,017)	(244,463)
Net deferred tax asset (liability)	$(42,400)	$(51,399)

We plan to permanently reinvest earnings from foreign subsidiaries with the exception of Hecla Quebec Inc., our wholly-owned subsidiary which owns our Casa Berardi mine and other interests in Quebec, Canada. For the years 2014, 2013 and 2012, we had no unremitted foreign earnings. Foreign net operating losses carried forward are shown above as a deferred tax asset, with a partial valuation allowance as discussed below.

We recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized principally due to the expiration of foreign net operating losses and foreign tax credit carryforwards. The changes in the valuation allowance for the years ended December 31, 2014, 2013 and 2012, are as follows (in thousands):

	2014	2013	2012
Balance at beginning of year	$(27,155)	$(23,030)	$(22,895)
Increase related to non-utilization of net operating loss carryforwards and non-recognition of deferred tax assets due to uncertainty of recovery	(6,314)	(3,870)	(3,837)
Decrease related to utilization and expiration of deferred tax assets, other	1,375	(255)	3,702
Balance at end of year	$(32,094)	$(27,155)	$(23,030)

As of December 31, 2014, for U.S. income tax purposes, we have federal and state net operating loss carryforwards of $218 million and $87 million, respectively.  These net operating loss carryforwards have a 20 year expiration period, the earliest of which could expire in 2020.  We have foreign and provincial net operating loss carryforwards of approximately $87 million and $12 million, respectively, which expire between 2015 and 2034. We have approximately $15 million in alternative minimum tax credit carryforwards which do not expire and are eligible to reduce future U.S. tax liabilities.  Our utilization of U.S. net operating loss carryforwards may be subject to annual limitations if there is a change in control as defined under Internal Revenue Code Section 382.

At December 31, 2014 and 2013 we had $20 million of federal net operating loss carryovers relating to excess tax benefits from the exercise of employee stock options and the vesting of restricted stock awards. These amounts are not reflected in our deferred tax asset for net operating loss carryovers. We recognize the excess tax benefits from the exercise of employee stock options and the vesting of restricted stock awards in the period in which these tax benefits reduce income taxes payable, after net operating loss carryforwards are fully utilized.

We file income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.  We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 2000, or examinations by foreign tax authorities for years prior to 2008.  We currently have no tax years under examination.

We had no unrecognized tax benefits as of December 31, 2014 or 2013.  Due to the net operating loss carryover provision, coupled with the lack of any unrecognized tax benefits, we have not provided for any interest or penalties associated with any uncertain tax positions.  If interest and penalties were to be assessed, our policy is to charge interest to interest expense, and penalties to other operating expense.  It is not anticipated that there will be any significant changes to unrecognized tax benefits within the next 12 months.

Note 6: Senior Notes, Credit Facilities and Capital Leases

Senior Notes

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, and in 2014, an additional $6.5 million aggregate principal amount of the Notes were issued to our pension plan as described below (collectively, the “Notes”). The Notes are governed by the Indenture, dated as of April 12, 2013, as amended (the “Indenture”), among Hecla Mining Company ("Hecla") and certain of our subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee. The net proceeds from the initial offering of the Notes ($490 million) were used to partially fund the acquisition of Aurizon and for general corporate purposes, including expenses related to the Aurizon acquisition.

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

The Notes are recorded net of a 2% initial purchaser discount totaling $10 million at the time of the April 2013 issuance and having an unamortized balance of $8.0 million as of December 31, 2014. The Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for.  Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. During 2014 and 2013, interest expense related to the Notes and amortization of the initial purchaser discount and fees related to the issuance of the Notes, net of $11.8 million and $6.5 million, respectively, in capitalized interest, totaled $24.6 million and $19.1 million, respectively.

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

On April 14, 2014, we entered into a contribution agreement with the Hecla Mining Company Retirement Plan Trust pursuant to which we agreed to contribute Notes to the trust over the course of 2014 in order to satisfy the funding requirement for one of our defined benefit pension plans for 2014. On the same day we filed a registration statement with the SEC for resale of the Notes that we agreed to contribute to the trust. In 2014, we contributed Notes in the aggregate principal amount of $6.5 million to the trust in satisfaction of our funding obligation for 2014. The contribution agreement has been amended to provide that no further contributions are required, as the funding obligation has been satisfied.

Credit Facilities

In February 2014, we entered into a $100 million senior secured revolving credit facility ,which was amended in November 2014 to extend the maturity date to November 18, 2018. The credit facility is collateralized by the shares of common stock held in our material domestic subsidiaries and by our joint venture interests in the Greens Creek mine, all of our rights and interests in the joint venture agreement, and all of our rights and interests in the assets of the joint venture.  This credit facility replaced our previous $100 million credit facility which had the same terms of collateral as described above. Below is information on the interest rates, standby fee, and financial covenant terms under our current credit facility:

Interest rates:
Spread over the London Interbank Offer Rate	2.25 - 3.25%
Spread over alternative base rate	1.25 - 2.25%

Standby fee per annum on undrawn amounts	0.50%

Covenant financial ratios:
Senior leverage ratio (debt secured by liens/EBITDA)	not more than 2.50:	1
Leverage ratio (total debt less unencumbered cash/EBITDA)	not more than 4.00:	1
Interest coverage ratio (EBITDA/interest expense)	not more than 3.00:	1

We were in compliance with all covenants under the credit agreement and no amounts were outstanding as of December 31, 2014.  We have not drawn funds on the current revolving credit facility as of the filing date of this report.

Capital Leases

We have entered into various lease agreements primarily for equipment at our Greens Creek, Lucky Friday and Casa Berardi units, which we have determined to be capital leases.  At December 31, 2014, the total liability associated with the capital leases, including certain purchase option and provincial tax amounts, was $23.1 million, with $9.5 million of the liability classified as current and $13.7 million classified as non-current. At December 31, 2013, the total liability balance associated with capital leases was $22.8 million, with $8.5 million of the liability classified as current and $14.3 million classified as non-current. The total obligation for future minimum lease payments was $23.8 million at December 31, 2014, with $1.1 million attributed to interest.

At December 31, 2014, the annual maturities of capital lease commitments, including interest, were (in thousands):

Twelve-month period ending December 31,
2015	$10,266
2016	7,622
2017	4,115
2018	1,782
Total	23,785
Less: imputed interest	(1,128)
Net capital lease obligation	$22,657

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

Rio Grande Silver Guaranty

Our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), is party to a joint venture with Emerald Mining & Leasing, LLC (“EML”) and certain other parties with respect to a land package in the Creede Mining District of Colorado that is adjacent to other land held by Rio. Rio holds a 70% interest in the joint venture. In connection with the joint venture, we are required to guarantee certain environmental remediation-related obligations of EML to a third party up to a maximum liability to us of $2.5 million. As of December 31, 2014, we have not been required to make any payments pursuant to the guaranty. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to the third party. However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties, have jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guaranty as of December 31, 2014.

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

Johnny M Mine Area near San Mateo, McKinley County, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under CERCLA for environmental remediation and past costs the EPA has incurred at the site. Mining at the Johnny M was conducted for a limited period of time by a predecessor of our subsidiary, Hecla Limited. In August 2012, Hecla Limited and the EPA entered into a Settlement Agreement and Administrative Order on Consent for Removal Action (“Consent Decree”), pursuant to which Hecla Limited agreed to pay (i) $1.1 million to the EPA for its past response costs at the site and (ii) any future response costs at the site, in exchange for a covenant not to sue by the EPA. Hecla Limited paid the $1.1 million to the EPA for its past response costs in the fourth quarter of 2012 and in December 2014, submitted to EPA the Engineering Estimate and Cost Analysis (“EE/CA”) for the site. The EE/CA evaluates three alternative response actions: 1) no action, 2) off-site disposal, and 3) on-site disposal. The range in estimated costs of these alternatives is $0 to $221 million, and in the EE/CA, Hecla Limited recommends that EPA approve on-site disposal, which is currently estimated to cost $5.6 million, on the basis that such alternative is the most appropriate response action under CERCLA. There is no guarantee EPA will select this alternative. The EPA must review and approve the EECA, including the response action alternatives, after which the approved response action will be implemented by Hecla Limited. Based on the foregoing, we believe it is probable that Hecla Limited will incur a liability for remediation at the site, and our best estimate of that liability as of the date of this report is $5.6 million. There can be no assurance that Hecla Limited’s liability will not be more than $5.6 million, or that its ultimate liability will not have a material adverse effect on Hecla Limited’s or our results from operations or financial position.

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

South Dakota and Colorado Superfund Sites Related to CoCa Mines, Inc.

In 1991, Hecla Limited acquired all of the outstanding common stock of CoCa Mines, Inc. (“CoCa”). CoCa is alleged to have current or prior ownership interests, and engaged in exploration activities, at each of Gilt Edge Mine in South Dakota and in the area adjacent to the Nelson Tunnel property in Creede, Colorado.

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

In July 2010, the United States informed CoCa that it intended to pursue CoCa and other potentially responsible parties (“PRPs”) on a strict, joint and several basis under CERCLA for liability for past and future response costs incurred at Gilt Edge. Currently, the United States alleges that CoCa is liable based on its historical relationship to the site, and that CoCa has succeeded to the liabilities of one or more predecessor entities that may have held certain property interests at the site. Most of the other viable PRPs have settled with the United States. The operator of the exploration effort to which CoCa was a party to settled for $26 million, while the third mining company referred to above settled for $4.2 million.

 The United States alleges that estimated total costs associated with the site may exceed $225 million, including both past and future response costs. We believe that it is reasonably possible that CoCa faces some liability under CERCLA based on its historical ownership interests at the site; however, we cannot with reasonable certainty estimate the amount or range of any such liability. Furthermore, in the event CoCa incurs a liability at this site, it has limited assets with which to satisfy any claim. Because of this, we believe that it is possible that the United States will seek to recover some of the alleged $225 million in costs associated with the site from Hecla Limited, as the sole stockholder of CoCa. However, we believe Hecla Limited has strong defenses and would vigorously defend against any such claim. For example, Hecla Limited did not acquire CoCa until 1991, well after CoCa discontinued its involvement with the Gilt Edge site. In addition, CoCa is and always has been a separate corporate entity from Hecla Limited. Therefore, we believe that Hecla Limited is not liable for any claims at the Gilt Edge site.

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

Nelson Tunnel/Commodore Waste Rock Pile Superfund Site

In August 2009, the EPA made a formal request to CoCa for information regarding the Nelson Tunnel/Commodore Waste Rock Pile Superfund Site in Creede, Colorado. CoCa was involved in exploration and mining activities in Creede during the 1970s and the 1980s. In October 2013, the EPA made a formal claim against CoCa for past response costs under CERCLA as an owner/operator of the site, and against Hecla Limited as a corporate successor to CoCa. The EPA is seeking a total of approximately $5 million for past response costs, plus an undetermined amount of interest from CoCa, Hecla Limited, and other PRPs. The EPA stated that it is continuing its remedial investigation/feasibility study at the site, and once that is complete, it will begin remedial design and remedial action for the site. Presumably, the EPA will also seek reimbursement of at least some of those costs from viable PRPs. In April 2014, CoCa received notice from another PRP alleging that CoCa is required to indemnify it in connection with any liability it may have with respect to the Nelson/Commodore site. We believe that it is reasonably possible that CoCa faces some liability under CERCLA based on its historical ownership interests at the site. However, in the event CoCa incurs a liability for this site, it has limited assets with which to satisfy any claim. Because of this, we believe that it is possible that the United States will seek to recover some of the costs associated with the site from Hecla Limited, as the sole stockholder of CoCa.  However, we believe Hecla Limited would have strong defenses to such a claim and would vigorously defend against any such claim. For example, Hecla Limited did not acquire CoCa until 1991, well after CoCa discontinued its historical activities in the vicinity of the site.  In addition, CoCa is and always has been a separate corporate entity from Hecla Limited.  Therefore, we believe that Hecla Limited is not liable for any claims at this site.

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

Senior Notes

On April 12, 2013, we completed an offering of $500 million aggregate principal amount of 6.875% Senior Notes ("Notes") due 2021. The net proceeds from the offering of the Notes were used to partially fund the acquisition of Aurizon Mines Ltd. ("Aurizon") and for general corporate purposes, including expenses related to the Aurizon acquisition. In 2014, we completed additional issuances of our Notes in the aggregate principal amount of $6.5 million, which were contributed to our pension plan to satisfy the funding requirement for 2014. Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. See Note 6 for more information.

Other Commitments

Our contractual obligations as of December 31, 2014 included approximately $3.2 million for various non-capital costs. In addition, our open purchase orders at December 31, 2014 included approximately $1.4 million, $2.4 million, and $0.7 million, respectively, for various capital items at the Greens Creek, Lucky Friday, and Casa Berardi units, and approximately $0.8 million, $1.1 million, and $0.4 million, respectively, for various non-capital costs at such units. We also have total commitments of approximately $23.8 million relating to scheduled payments on capital leases, including interest, primarily for equipment at our Greens Creek and Lucky Friday units (see Note 6 for more information).

As part of our ongoing business and operations, we are required to provide surety bonds and bank letters of credit for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of December 31, 2014, we had surety bonds totaling $68.9 million in place as financial support for future reclamation and closure of the Greens Creek mine. In addition, we had letters of credit for approximately $8.4 million outstanding as of December 31, 2014 for environmental reclamation and workers' compensation insurance bonding. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding and will be able to satisfy future bonding requirements as they arise.

Other Contingencies

In March 2012, Hecla Limited received notice of a complaint filed against it by the United Steel Workers, Local 5114, with the Federal Mine Safety and Health Review Commission for compensation for bargaining unit workers at the Lucky Friday mine idled as a result of the temporary suspension of production at the mine. The complaint alleged the bargaining unit workers were entitled to compensation under Section 111 of the Federal Mine Safety and Health Act of 1977 the "Mine Act") from November 16, 2011 - the date an order was issued by the Mine Safety Health Administration (“MSHA”) to Hecla Limited - until June 12, 2013 - the date the order was terminated. On February 4, 2015, the judge hearing the case issued an Order finding the applicable period of time compensation under Section 111 of the Mine Act to be approximately 8 days and the compensation owed to the employees to be approximately $13,000, plus interest. The Union has the right to appeal the Order within 30 days.

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

We also have certain other contingencies resulting from litigation, claims, EPA investigations, and other commitments and are subject to a variety of environmental and safety laws and regulations incident to the ordinary course of business. We currently expect that the resolution of such contingencies will not materially affect our financial position, results of operations or cash flows. However, in the future, there may be changes to these contingencies, and additional contingencies may occur as well, any of which might result in an accrual or a change in the estimated accruals recorded by us, and there can be no assurance that their ultimate disposition will not have a material adverse effect on our financial position, results of operations or cash flows.

Note 8: Employee Benefit Plans

Pensions and Other Post-retirement Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2014, and the funded status as of December 31, 2014 and December 31, 2013 (in thousands):

	Pension Benefits
	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$101,155	$99,367
Service cost	4,312	4,025
Interest cost	4,859	3,889
Amendments	—	(4,208)
Actuarial loss	12,575	2,428
Benefits paid	(4,617)	(4,346)
Benefit obligation at end of year	118,284	101,155
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	69,051	68,515
Actual return on plan assets	3,402	3,479
Employer contributions	6,715	1,403
Benefits paid	(4,617)	(4,346)
Fair value of plan assets at end of year	74,551	69,051
Funded status at end of year	$(43,733)	$(32,104)

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2014 and December 31, 2013 (in thousands):

	Pension Benefits
	2014	2013
Current liabilities:
Accrued benefit liability	$(385)	$(342)
Other non- current liabilities:
Accrued benefit liability	(43,348)	(31,763)
Accumulated other comprehensive loss	41,041	29,768
Net amount recognized	$(2,692)	$(2,337)

The benefit obligation and prepaid benefit costs were calculated by applying the following weighted average assumptions:

	Pension Benefits
	2014	2013
Discount rate: net periodic pension cost	4.81%	4.00%
Discount rate: projected benefit obligation	4.17%	4.81%
Expected rate of return on plan assets	7.20%	7.20%
Rate of compensation increase: net periodic pension cost	4.00%	4.00%
Rate of compensation increase: projected benefit obligation	2.00%	4.00%

The above assumptions were calculated based on information as of December 31, 2014 and December 31, 2013, the measurement dates for the plans. The discount rate is based on the yield curve for investment-grade corporate bonds as published by the U.S. Treasury Department. The expected rate of return on plan assets is based upon consideration of the plan’s current asset mix, historical long-term return rates and the plan’s historical performance. Our current expected rate on plan assets of 7.2% is based on historical returns over the past five years.

Net periodic pension cost for the plans consisted of the following in 2014, 2013, and 2012 (in thousands):

	Pension Benefits
	2014	2013	2012
Service cost	$4,312	$4,025	$3,974
Interest cost	4,859	3,889	4,068
Expected return on plan assets	(4,996)	(4,741)	(4,581)
Amortization of prior service cost (benefit)	(337)	66	401
Amortization of net gain from earlier periods	3,275	3,152	2,826
Net periodic pension cost	$7,113	$6,391	$6,688

The allocations of investments at December 31, 2014 and December 31, 2013, the measurement dates of the plan, by asset category in the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan are as follows:

	Hecla		Lucky Friday
	2014	2013	2014	2013
Cash	3%	1%	1%	1%
Large cap U.S. equities	11%	9%	11%	9%
Small cap U.S. equities	6%	6%	6%	6%
Non-U.S. equities	8%	9%	10%	9%
Fixed income	34%	32%	34%	32%
Real estate	15%	20%	16%	20%
Absolute return hedge funds	14%	15%	15%	15%
Real return	9%	8%	7%	8%
Total	100%	100%	100%	100%

The "Real return" asset category in the table above includes our common stock in the amounts of $1.4 million and $1.6 million at December 31, 2014 and December 31, 2013. These investments represent approximately 2% of the total combined assets of the plans at December 31, 2014 and December 31, 2013, respectively.

Each plan's statement of investment policy delineates the responsibilities of the board, the retirement/pension committee, the investment manager(s), and investment adviser/consultant, and provides guidelines on investment management. Investment objectives are established for each of the asset categories included in the pension plans with comparisons of performance against appropriate benchmarks. Each plan's policy calls for investments to be supervised by qualified investment managers. The investment managers are monitored on an ongoing basis by our outside consultant, with formal reporting to us and the consultant performed each quarter. The policy sets forth the following allocation of assets:

	Target	Minimum	Maximum
Large cap U.S. equities	10%	7%	13%
Small cap U.S. equities	5%	4%	6%
Non-U.S. equities	10%	8%	12%
Fixed income	35%	29%	43%
Real estate	15%	12%	18%
Absolute return hedge funds	15%	12%	18%
Real return	10%	8%	12%

Each plan's statement of investment policy and objectives aspires to achieve the assumed long term rate of return on plan assets established by the plan’s actuary plus one percent.

Accounting guidance has established a hierarchy of assets measured at fair value on a recurring basis. The three levels included in the hierarchy are:

Level 1: quoted prices in active markets for identical assets or liabilities

Level 2: significant other observable inputs

Level 3: significant unobservable inputs

The fair values by asset category in each plan, along with their hierarchy levels, are as follows as of December 31, 2014 (in thousands):

	Hecla				Lucky Friday
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest-bearing cash	$1,798	$—	$—	$1,798	$136	$—	$—	$136
Common stock	1,105	—	—	1,105	281	—	—	281
Real estate	—	—	8,889	8,889	—	—	2,458	2,458
Common collective funds	—	12,280	8,454	20,734	—	3,040	2,306	5,346
Mutual funds	26,392	—	—	26,392	7,412	—	—	7,412
Total fair value	$29,295	$12,280	$17,343	$58,918	$7,829	$3,040	$4,764	$15,633

The following is a roll-forward of assets in Level 3 of the fair value hierarchy (in thousands):

	Hecla	Lucky Friday
Beginning balance at January 1, 2014	$18,767	$5,039
Net unrealized gains on assets held at the reporting date	1,457	375
Purchases	424	121
Sales	$(3,305)	$(771)
Ending balance at December 31, 2014	$17,343	$4,764

Of the $22.1 million in plan assets classified as level 3, $11.3 million was invested in real estate, and the remaining $10.8 million was invested in collective investment funds.

The fair values by asset category in each plan, along with their hierarchy levels, were as follows as of December 31, 2013 (in thousands):

	Hecla				Lucky Friday
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest-bearing cash	$596	$—	$—	$596	$393	$—	$—	$393
Common stock	1,220	—	—	1,220	311	—	—	311
Real estate	—	—	10,797	10,797	—	—	2,865	2,865
Common collective funds	—	9,654	7,970	17,624	—	2,982	2,174	5,156
Mutual funds	23,252	—	—	23,252	6,837	—	—	6,837
Total fair value	$25,068	$9,654	$18,767	$53,489	$7,541	$2,982	$5,039	$15,562

The following is a roll-forward of assets in Level 3 of the fair value hierarchy (in thousands):

	Hecla	Lucky Friday
Beginning balance at December 31, 2012	$16,862	$4,491
Net unrealized gains on assets held at the reporting date	1,486	399
Purchases	419	149
Ending balance at December 31, 2013	$18,767	$5,039

Of the $23.8 million in plan assets classified as Level 3, $13.7 million was invested in real estate, while $10.1 million was invested in collective investment funds.

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

Future benefit payments, which reflect expected future service as appropriate, are estimates of what will be paid in the following years (in thousands):

Year Ending December 31,	Pension Plans
2015	$5,249
2016	5,462
2017	5,724
2018	6,186
2019	6,569
Years 2020-2024	39,915

In January 2015, we contributed approximately $4.9 million in shares of our common stock to our defined benefit plans, with no additional contributions anticipated in 2015. We expect to contribute approximately $0.4 million to our unfunded supplemental executive retirement plan during 2015.

The following table describes plans for which accumulated benefit obligations ("ABO") were in excess of plan assets, and for which plan assets exceeded ABO (in thousands).

	December 31, 2014		December 31, 2013
	ABO Exceeds Plan Assets	Plan Assets Exceed ABO	ABO Exceeds Plan Assets	Plan Assets Exceed ABO
Projected benefit obligation	$118,284	$—	$101,155	$—
Accumulated benefit obligation	112,727	—	97,937	—
Fair value of plan assets	74,551	—	69,051	—

For the pension plans and other benefit plans, the following amounts are included in "Accumulated other comprehensive loss, net" on our balance sheet as of December 31, 2014, that have not yet been recognized as components of net periodic benefit cost (in thousands):

Pension Benefits
Unamortized net (gain)/loss	$42,959
Unamortized prior service benefit	(1,917)

The amounts in "Accumulated other comprehensive loss, net" expected to be recognized as components of net periodic benefit cost during 2015 are (in thousands):

Pension Benefits
Amortization of net loss	$3,459
Amortization of prior service benefit	(352)

We do not expect to have any of the plans’ assets returned during 2015.

Effective July 1, 2013, we amended the Hecla Mining Company Retirement Plan (the "Hecla plan") to change the pension benefit formula and other plan provisions. The amendment resulted in the following changes to the Hecla plan:

•

The definition of pensionable compensation was changed to exclude one-half of any performance-based or annual incentive bonus, fringe benefits, reimbursements or other expense allowances, moving expenses, health and welfare benefits, stock awards, income realized from stock options or restricted stock, income from certain property arrangements, long term incentive awards, premium pay rates for overtime, contributions to or distributions from a non-qualified deferred compensation plan, and shift or location differentials. Under the terms of the amended Hecla plan, pensionable compensation includes an employee's base salary and other payments of compensation for services performed during the course of employment, elective deferrals not includable in the gross income of the employee under the Internal Revenue Service Code Sections 125, 132(f)(4), 402(e)(3), 402(h), 403(b) and 457, one-half of any performance-based or annual incentive bonus, one-half of any cash safety incentive award, paid time off other than for disability leave, and compensation for overtime at the employee's regular hourly rate of pay for each hour worked.

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

Canadian employees participate in Canada's public retirement income system, and are not eligible to participate in the defined benefit pension plans that we maintain for U.S. employees. Canada's public retirement income system includes the following components: (i) the Canada (or Quebec) Pension Plan, which is a contributory, earnings-related social insurance program, and (ii) the Old Age Security program.     In addition, the Registered Retirement Savings Plan is a tax-deferred individual savings plan available to Canadian employees.

Capital Accumulation Plans

Our employees’ Capital Accumulation (401(k)) Plan ("Hecla 401(k) Plan") is available to all U.S. salaried and certain hourly employees and applies immediately upon employment. Employees may contribute from 1% to 50% of their annual compensation to the plan (subject to statutory limits). We make a matching contribution of 100% of an employee’s contribution up to 6% of the employee’s earnings. Our matching contributions were approximately $3.2 million in 2014, $3.0 million in 2013, and $2.5 million in 2012.

Effective January 1, 2014, the Hecla 401(k) Plan was restated to allow for payment of matching contributions to be made in Hecla common stock on a quarterly basis. Prior to 2014, contributions were made in cash on a payroll-to-payroll basis.

We also maintain an employees’ 401(k) plan, which is available to all hourly employees at the Lucky Friday unit after completion of six months of service. Employees may contribute from 2% to 50% of their compensation to the plan (subject to statutory limits). The matching contribution is 55% of an employee’s contribution up to, but not exceeding, 5% of the employee’s earnings.  Our contributions were approximately $292,000 in 2014, $293,000 in 2013, and $407,000 in 2012.

Note 9: Stockholders’ Equity

Common Stock

We are authorized to issue 500,000,000 shares of common stock, $0.25 par value per share, of which 369,528,345 shares of common stock were issued as of December 31, 2014. All of our currently outstanding shares of common stock are listed on the New York Stock Exchange under the symbol “HL”.

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

Quarterly average realized silver price per ounce	Quarterly dividend per share	Annual dividend per share
$30	$0.01	$0.04
$35	$0.02	$0.08
$40	$0.03	$0.12
$45	$0.04	$0.16
$50	$0.05	$0.20
$55	$0.06	$0.24
$60	$0.07	$0.28

The following table summarizes the common stock dividends declared by our Board of Directors:

	(A)	(B)	(C)	(A+B+C)
Declaration date	Silver-price- linked component per share	Minimum annual component per share	Special dividend per share	Total dividend per share	Total dividend amount (in millions)	Month of payment
November 8, 2011	$0.02	$—	$—	$0.02	$5.6	December 2011
February 17, 2012	$0.01	$0.0025	$—	$0.0125	$3.6	March 2012
May 8, 2012	$0.02	$0.0025	$—	$0.0225	$6.4	June 2012
August 7, 2012	$—	$0.0025	$—	$0.0025	$0.7	September 2012
November 2, 2012	$0.02	$0.0025	$—	$0.0225	$6.4	December 2012
February 25, 2013	$—	$0.0025	$0.01	$0.0125	$3.6	March 2013
May 10, 2013	$—	$0.0025	$—	$0.0025	$0.7	June 2013
August 8, 2013	$—	$0.0025	$—	$0.0025	$0.9	August 2013
November 5, 2013	$—	$0.0025	$—	$0.0025	$0.9	December 2013
February 21, 2014	$—	$0.0025	$—	$0.0025	$0.9	March 2014
May 5, 2014	$—	$0.0025	$—	$0.0025	$0.9	June 2014
July 31, 2014	$—	$0.0025	$—	$0.0025	$0.9	September 2014
November 5, 2014	$—	$0.0025	$—	$0.0025	$0.9	December 2014
February 17, 2015	$—	$0.0025	$—	$0.0025	$0.9	March 2015

Because the average realized silver prices for the second and fourth quarters of 2012, along with all periods in 2013 and 2014, were below the minimum threshold of $30, according to the policy no silver-price-linked component was declared or paid. However, on February 25, 2013, our Board of Directors declared a special common stock dividend of $0.01 per share, in addition to the minimum dividend of $0.0025 per share, for an aggregate dividend of $3.6 million paid in March 2013. Prior to 2011, no dividends had been declared on our common stock since 1990. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

Common Stock Repurchase Program

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.    The repurchase program may be modified, suspended or discontinued by us at any time. As of December 31, 2014, 934,100 shares have been repurchased under the program, at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at February 16, 2015, was $3.42 per share.

 Status of Warrants

At December 31, 2013, there were 22,307,623 common stock purchase warrants outstanding, all of which were exercised during 2014 for total proceeds of approximately $54.4 million. As of December 31, 2014, there were no stock purchase warrants outstanding. Under the financial terms of the 2011 Consent Decree settling the Coeur d'Alene Basin environmental (CERCLA) litigation, the proceeds from the exercise of our outstanding warrants were paid to the United States and the Coeur d'Alene Indian Tribe.

Preferred Stock

Our certificate of incorporation authorizes us to issue 5,000,000 shares of preferred stock, par value $0.25 per share. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by our Board of Directors. The Board may fix the number of shares constituting each series and increase or decrease the number of shares of any series. As of December 31, 2014, 157,816 shares of Series B preferred stock were outstanding. Our Series B preferred stock is listed on the New York Stock Exchange under the symbol “HL PB.”

Ranking

The Series B preferred stock ranks senior to our common stock and any shares of Series A junior participating preferred stock (none of which have ever been issued) with respect to payment of dividends, and amounts due upon liquidation, dissolution or winding up.

While any shares of Series B preferred stock are outstanding, we may not authorize the creation or issue of any class or series of stock that ranks senior to the Series B preferred stock as to dividends or amounts due upon liquidation, dissolution or winding up without the consent of the holders of 66 2/3% of the outstanding shares of Series B preferred stock and any other series of preferred stock ranking on a parity with respect to the Series B preferred stock as to dividends and amounts due upon liquidation, dissolution or winding up, voting as a single class without regard to series.

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

All quarterly dividends on our Series B preferred stock for 2012, 2013 and 2014 were declared and paid in cash.

Redemption

The Series B preferred stock is redeemable at our option, in whole or in part, at $50 per share, plus all dividends undeclared and unpaid on the Series B preferred stock up to the date fixed for redemption.

Liquidation Preference

The Series B preferred stockholders are entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $50 per share of Series B preferred stock plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution to such holders (the “Liquidation Preference”), and no more. Until the Series B preferred stockholders have been paid the Liquidation Preference in full, no payment will be made to any holder of Junior Stock upon our liquidation, dissolution or winding up. The term “junior stock” means our common stock and any other class of our capital stock issued and outstanding that ranks junior as to the payment of dividends or amounts payable upon liquidation, dissolution and winding up to the Series B preferred stock. As of December 31, 2014 and 2013, our Series B preferred stock had a Liquidation Preference of $7.9 million.

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

Stock Award Plans

We use stock-based compensation plans to aid us in attracting, retaining and motivating our employees, as well as to provide us with the ability to provide incentives more directly linked to increases in stockholder value. These plans provide for the grant of options to purchase shares of our common stock and the issuance of restricted stock units.

Stock-based compensation expense amounts recognized for the years ended December 31, 2014, 2013 and 2012 were approximately $5.0 million, $4.5 million, and $3.1 million, respectively.  Over the next twelve months, we expect to recognize approximately $2.8 million in additional compensation expense as the remaining options and restricted stock units vest.

Stock Incentive Plans

 During the second quarter of 2010, our stockholders voted to approve the adoption of our 2010 Stock Incentive Plan and to reserve up to 20,000,000 shares of common stock for issuance under the plan.  The Board of Directors committee that administers the 2010 plan has broad authority to fix the terms and conditions of individual agreements with participants, including the duration of the award and any vesting requirements. As of December 31, 2014, there were 15,414,727 shares available for future grant under the 2010 plan.

Directors’ Stock Plan

In 1995, we adopted the Hecla Mining Company Stock Plan for non-employee Directors (the “Directors’ Stock Plan”), which may be terminated by our Board of Directors at any time. Each non-employee director is to be credited on May 30 of each year with that number of shares determined by dividing $24,000 by the average closing price for our common stock on the New York Stock Exchange for the prior calendar year. All credited shares are held in trust for the benefit of each director until delivered to the director. Delivery of the shares from the trust occurs upon the earliest of: (1) death or disability; (2) retirement; (3) a cessation of the director’s service for any other reason; or (4) a change in control. The shares of our common stock credited to non-employee directors pursuant to the Directors’ Stock Plan may not be sold until at least six months following the date they are delivered. A maximum of one million shares of common stock may be granted pursuant to the Directors’ Stock Plan. During 2014, 2013, and 2012, respectively, 39,468, 28,050, and 18,492 shares were credited to the non-employee directors. During 2014, 2013 and 2012, $109,000, $111,000, and $80,000, respectively, was charged to general and administrative expense associated with the Directors’ Stock Plan. At December 31, 2014, there were 555,167 shares available for grant in the future under the plan.

In addition to the foregoing, in May of each year, each non-employee director is also granted additional common stock under our 2010 Stock Incentive Plan. For 2014, 2013, and 2012, respectively, 110,910, 94,200, and 59,484 shares were credited to the non-employee directors, and $366,000, $276,000, and $275,000 respectively, was charged to operations associated with the 2010 Stock Incentive Plan.

 Status of Stock Options

No stock options have been granted since 2010. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2014 before applicable income taxes was zero, based on our closing stock price of $2.79 per common share at December 31, 2014. All options outstanding were fully vested at December 31, 2014.

Transactions concerning stock options pursuant to our stock option plans are summarized as follows:

	Shares Subject to Options	Weighted Average Exercise Price
Outstanding, December 31, 2013	612,745	$4.29
Expired	(353,403)	$3.42
Outstanding, December 31, 2014	259,342	$5.47

All of the outstanding options above were exercisable at December 31, 2014. The weighted average remaining contractual term of options outstanding and exercisable at December 31, 2014 was less than one year. There were no options exercised during 2014, 2013 or 2012.

Restricted Stock Units

Unvested restricted stock units granted by the board of directors to employees are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested, January 1, 2014	2,085,301	$3.56
Granted	1,457,267	$3.30
Canceled	(72,031)	$3.10
Distributed	(1,234,962)	$3.74
Unvested, December 31, 2014	2,235,575	$3.31

The 2,235,575 unvested units at December 31, 2014 will vest as follows:

1,012,100	in June 2015
777,878	in June 2016
26,000	in August 2016
419,597	in June 2017

Unvested units may be forfeited by participants through termination of employment in advance of vesting. We have recognized approximately $3.3 million in compensation expense since grant date, and will record an additional $4.1 million in compensation expense over the remaining vesting period related to these units.

In connection with the vesting of restricted stock units, employees have in the past, at their election and when permitted by us, chosen to satisfy their tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations.  Pursuant to such net settlements, in 2014 we repurchased 695,961 shares for $2.3 million, or approximately $3.27 per share.

Note 10: Derivative Instruments

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, we use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At December 31, 2014, we recorded the following balances related to these contracts:

•	a current asset of $5.3 million which is included in other current assets and is net of $1.9 million in contracts in a fair value current liability position; and
•	a non-current asset of $6.0 million which is included in other non-current assets and is net of $1.8 million in contracts in a fair value non-current liability position;

We recognized a $1.5 million net gain during 2014 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net gain recognized on the contracts offsets losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $9.1 million net gain during 2014 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments, which includes $3.6 million in gains realized on settled contracts. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net gain for 2014 is the result of decreasing zinc and lead prices during the fourth quarter. This program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following tables summarize the quantities of metals committed under forward sales contracts at December 31, 2014 and 2013:

December 31, 2014	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2015 settlements	1,607	6	19,456	8,378	$16.06	$1,195	$1.01	$0.87

Contracts on forecasted sales
2015 settlements	—	—	46,738	29,652	N/A	N/A	$0.96	$1.07
2016 settlements	—	—	44,699	34,337	N/A	N/A	$0.99	$1.03
2017 settlements	—	—	1,984	—	N/A	N/A	$1.04	N/A

December 31, 2013	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2014 settlements	673	3	11,188	3,472	19.50	1,205	$0.89	$1.00

Contracts on forecasted sales
2014 settlements	—	—	31,967	34,282	N/A	N/A	$1.00	$1.04
2015 settlements	—	—	39,683	36,982	N/A	N/A	$0.96	$1.07
2016 settlements	—	—	3,803	30,589	N/A	N/A	$0.93	$1.03

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

Note 11: Business Segments and Significant Customers

We discover, acquire, develop, produce, and market concentrates and doré containing silver, gold, lead and zinc.  Our products consist of both metal concentrates, which we sell to custom smelters and brokers, and unrefined bullion bars (doré), which may be sold as doré or further refined before sale to precious metals traders.  We are currently organized and managed in three segments, which represent our operating units: the Greens Creek unit, the Lucky Friday unit and the Casa Berardi unit. As further discussed in Note 15, we completed the acquisition of Aurizon on June 1, 2013, giving us 100% ownership of the Casa Berardi mine in Quebec, Canada. As a result, we added a new reporting segment in 2013 for the Casa Berardi unit.

General corporate activities not associated with operating units and their various exploration activities, as well as discontinued operations and idle properties, are presented as “other.”  Interest expense, interest income and income taxes are considered general corporate items, and are not allocated to our segments.

Sales of metal concentrates and metal products are made principally to custom smelters, brokers and metals traders. The percentage of sales contributed by each segment is reflected in the following table:

	Year Ended December 31,
	2014	2013	2012
Greens Creek	49.0%	68.8%	100.0%
Lucky Friday	17.9%	11.6%	—%
Casa Berardi	33.1%	19.6%	—%
	100%	100%	100%

The tables below present information about reportable segments as of and for the years ended December 31, 2014, 2013 and 2012 (in thousands).

	2014	2013	2012
Net sales to unaffiliated customers:
Greens Creek	$245,175	$263,263	$320,895
Lucky Friday	89,757	44,204	248
Casa Berardi	165,849	75,122	—
	$500,781	$382,589	$321,143
Income (loss) from operations:
Greens Creek	$39,758	$62,178	$138,245
Lucky Friday	21,502	(3,563)	(25,179)
Casa Berardi	11,828	(15,708)	—
Other	(51,460)	(75,301)	(75,200)
	$21,628	$(32,394)	$37,866
Capital additions (including non-cash additions):
Greens Creek	$31,476	$57,119	$62,184
Lucky Friday	52,193	55,902	55,998
Casa Berardi	48,615	41,425	—
Other	18,801	8,162	11,760
	$151,085	$162,608	$129,942
Depreciation, depletion and amortization:
Greens Creek	$63,505	$55,265	$43,522
Lucky Friday	9,431	7,833	—
Casa Berardi	38,198	18,030	—
	$111,134	$81,128	$43,522
Other significant non-cash items:
Greens Creek	$2,807	$1,961	$4,037
Lucky Friday	72	96	92
Casa Berardi	847	474	—
Other	506	1,512	33,922
	$4,232	$4,043	$38,051
Identifiable assets:
Greens Creek	$704,121	$744,027	$741,666
Lucky Friday	356,482	313,793	226,196
Casa Berardi	800,961	821,058	—
Other	400,500	353,241	410,428
	$2,262,064	$2,232,119	$1,378,290

The Lucky Friday segment had nominal sales during 2012 due to the halt of production most of the year. At the end of 2011, MSHA began a special impact inspection at the Lucky Friday mine which resulted in an order to remove built-up cementitious material from the Silver Shaft. In response, we submitted a plan to MSHA and received approval to remove the material, and this work commenced in the first quarter of 2012. The Silver Shaft work was completed in early 2013, and limited production at the Lucky Friday began in February. We experienced a ramp-up in mine output during the year, as additional production areas of the mine came on line, until we reached full production levels in September 2013. The smelter contracts related to treatment of Lucky Friday concentrates were suspended during the care-and-maintenance period based on force majeure. Once the Silver Shaft work was completed down to the 4900 foot level, we commenced work on a haulage way bypassing an area at the 5900 level impacted by a rock burst in December 2011, and the bypass was completed in early 2013.

The following is sales information by geographic area based on the location of smelters and brokers (for concentrate shipments) and the location of parent companies (for doré sales to metals traders) for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
United States	$22,200	$22,361	$25,438
Canada	295,027	170,632	34,441
Japan	58,466	50,039	70,371
Korea	70,548	86,035	120,106
China	53,067	50,479	72,133
Total, excluding gains/losses on forward contracts	$499,308	$379,546	$322,489

Sales of products for 2014 also include a net gain of $1.5 million on financially-settled forward contracts for silver, gold, lead and zinc contained in our concentrate sales.  2013 sales included a net gain of $3.0 million and 2012 sales included a net loss of $1.3 million on the contracts for lead and zinc. See Note 10 for more information.

The following are our long-lived assets by geographic area as of December 31, 2014 and 2013 (in thousands):

	2014	2013
United States	$1,081,699	$1,053,374
Canada	749,810	738,172
Mexico	55	55
	$1,831,564	$1,791,601

Sales from continuing operations to significant metals customers as a percentage of total sales were as follows for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Teck Metals Ltd.	25.8%	25.0%	10.7%
Korea Zinc	14.1%	22.5%	37.2%
Trafigura AG	7.0%	8.8%	22.4%
MS Zinc	5.9%	7.5%	12.3%
CIBC	17.0%	10.9%	—%
Mitsui	15.8%	8.4%	—%

Note 12: Fair Value Measurement

The table below sets forth our assets and liabilities (in thousands) that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.  See Note 8 for information on the fair values of our defined benefit pension plan assets.

	Balance at December 31, 2014	Balance at December 31, 2013	Input Hierarchy Level
Assets:

Cash and cash equivalents:
Money market funds and other bank deposits	$209,665	$212,175	Level 1

Available for sale securities:
Equity securities – mining industry	4,920	7,019	Level 1

Trade accounts receivable:
Receivables from provisional concentrate sales	17,696	17,672	Level 2

Derivative contracts:
Base metal forward contracts	11,347	4,461	Level 2

Restricted cash balances:
Certificates of deposit and other bank deposits	883	5,217	Level 1

Total assets	$244,511	$246,544

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

Trade accounts receivable consist of amounts due to us for shipments of concentrates and doré sold to customers.  Revenues and the corresponding accounts receivable for sales of metals products are recorded when title and risk of loss transfer to the customer (generally at the time of shipment).  Sales of concentrates are recorded using estimated forward prices for the anticipated month of settlement applied to our estimate of payable metal quantities contained in each shipment.  Sales are recorded net of estimated treatment and refining charges, which are also impacted by changes in metals prices and quantities of contained metals.  We must estimate the prices at which sales of our concentrates will be settled due to the time elapsed between shipment and final settlement with the customer.  Receivables for previously recorded concentrate sales are adjusted to reflect estimated settlement metals prices at the end of each period until final settlement by the customer.  We obtain the forward metals prices used each period from a pricing service.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  The embedded derivative contained in our concentrate sales is adjusted to fair market value through earnings each period prior to final settlement.

During the second quarter of 2010, we began utilizing financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead contained in our concentrate shipments that have not reached final settlement.  We also began utilizing financially-settled forward contracts in the second quarter of 2010 to manage the exposure to changes in prices of zinc and lead contained in our forecasted future concentrate shipments. In the third quarter of 2013 we began to utilize financially-settled forward contracts to manage the exposure of changes in prices of silver and gold, as well as lead and zinc in our concentrate shipments (see Note 10 for more information). These contracts do not qualify for hedge accounting, and are marked-to-market through earnings each period.  The fair value of each contract represents the difference between the forward metal price for the contract settlement period as of the measurement date and the contract settlement metal price, multiplied by the quantity of metal involved in the contract.

Our Senior Notes, which were recorded at their carrying value of $498.5 million, net of unamortized initial purchaser discount at December 31, 2014, had a fair value of $450.2 million at December 31, 2014. Third-party quotes, which we consider to be Level 2 inputs, are utilized to estimate fair values of the Senior Notes. See Note 6 for more information.

Note 13: Income (Loss) per Common Share

We are authorized to issue 500,000,000 shares of common stock, $0.25 par value per share. At December 31, 2014, there were 369,528,345 shares of our common stock issued and 2,151,482 shares issued and held in treasury, for a net of 367,376,863 shares outstanding.

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

A total of 157,816 shares of preferred stock were outstanding at December 31, 2014.

The following table represents net income per common share – basic and diluted (in thousands, except earnings per share):

	Year ended December 31,
	2014	2013	2012
Numerator
Net income (loss)	$17,824	$(25,130)	$14,954
Preferred stock dividends	(552)	(552)	(552)
Net income (loss) applicable to common shares	$17,272	$(25,682)	$14,402

Denominator
Basic weighted average common shares	353,442	318,679	285,375
Dilutive stock options, restricted stock, and warrants	3,993	—	12,191
Diluted weighted average common shares	357,435	318,679	297,566

Basic earnings (loss) per common share	$0.05	$(0.08)	$0.05
Diluted earnings (loss) per common share	$0.05	$(0.08)	$0.05

For the years ended December 31, 2014 and 2012, we excluded options whose exercise prices exceeded the average prices of our stock during the periods, as their exercise would not have reduced earnings per share. The following options were excluded:

	Year ended December 31,
	2014	2013
Stock options	259,342	570,005

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

Note 14: Other Comprehensive Income (Loss)

The following table lists the beginning balance, yearly activity and ending balance of each component of "Accumulated other comprehensive loss, net" (in thousands):

	Unrealized Gains (Losses) On Securities	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Loss, Net
Balance January 1, 2012	$835	$(24,333)	$(23,498)
2012 change	1,224	(1,644)	(420)
Balance December 31, 2012	2,059	(25,977)	(23,918)
2013 change	(4,611)	2,230	(2,381)
Balance December 31, 2013	(2,552)	(23,747)	(26,299)
2014 change	1,143	(6,875)	(5,732)
Balance December 31, 2014	$(1,409)	$(30,622)	$(32,031)

The $1.1 million change and negative $4.6 million change in unrealized gains (losses) on securities in 2014 and 2013, respectively, are net of $2.4 million and $3.0 million for the reclassification to current earnings of impairments of equity securities, as we deemed the impairments to be other-than-temporary. The amounts above are net of the income tax effect of such balances and activity as summarized in the following table (in thousands):

	Income Tax Effect of:
	Unrealized Gains (Losses) On Securities	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Loss, Net
Balance January 1, 2012	$457	$6,146	$6,603
2012 change	145	1,130	1,275
Balance December 31, 2012	602	7,276	7,878
2013 change	17	(1,512)	(1,495)
Balance December 31, 2013	619	5,764	6,383
2014 change	6	4,653	4,659
Balance December 31, 2014	$625	$10,417	$11,042

See Note 2 for more information on our marketable securities and Note 8 for more information on our employee benefit plans.

Note 15:  Acquisitions

Acquisition of Aurizon Mines Ltd.

On June 1, 2013, we acquired all of the issued and outstanding common shares of Aurizon for consideration valued at US$4.32 (CAD$4.47) per share (the "Acquisition"). Under the terms of the Acquisition, each holder of Aurizon common shares (a “Shareholder”) had the option of electing to receive either CAD$4.75 in cash (the “Cash Alternative”) or 0.9953 of a Hecla share (the “Share Alternative”) per Aurizon share, subject in each case to proration. Each Shareholder received CAD$3.11 (US$3.00) in cash and 0.3442 of a Hecla share for each Aurizon share, with limited exceptions in which certain stockholders received 100% of their consideration in Hecla shares. Aurizon had 164,838,377 issued and outstanding common shares prior to consummation of the Acquisition. An additional 747,132 Aurizon common shares were issued immediately prior to consummation of the Acquisition related to the conversion of in-the-money Aurizon stock options, resulting in a total of 165,585,509 issued and outstanding Aurizon common shares at the time of consummation of the Acquisition. Consideration transferred to consummate the Acquisition was comprised of cash paid by us of CAD$514.5 million (US$496.2 million) and issuance of 56,997,790 shares of Hecla common stock valued at CAD$226.3 (US$218.3 million) for total consideration of CAD$740.8 million (US$714.5 million) based on the US$ to CAD$ exchange rate of 0.9645 at the time of consummation. The value of Hecla stock issued as consideration was based upon the closing price at the time of consummation of CAD$3.97 (US$3.83) per share.

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

The $715.4 million fair value for "Properties, plants, equipment, and mineral interests, net" is comprised of $11.1 million for the asset retirement obligation asset, $127.8 million for plant and equipment, and $576.5 million for development, value beyond proven and probable reserves, and other mineral interests.

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

Note 16:  Guarantor Subsidiaries

Presented below are Hecla’s condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of Hecla's subsidiaries (the "Guarantors") of the Notes (see Note 6 for more information). The Guarantors consist of the following of Hecla's 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; RHL Holdings, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; and Hecla Juneau Mining Company. We completed the initial offering of the Notes on April 12, 2013, and a related exchange offer for virtually identical notes registered with the SEC on January 3, 2014.

The condensed consolidating financial statements below have been prepared from our financial information on the same basis of accounting as the consolidated financial statements. Investments in the subsidiaries are accounted for under the equity method. Accordingly, the entries necessary to consolidate Hecla, the Guarantors, and Non-Guarantors are reflected in the intercompany eliminations column. In the course of preparing consolidated financial statements, we eliminate the effects of various transactions conducted between Hecla's subsidiaries. While valid at an individual subsidiary level, such activities are eliminated in consolidation because, when taken as a whole, they do not represent business activity with third-party customers, vendors, and other parties. Examples of such eliminations include the following:

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

•

Dividends. Certain of Hecla's subsidiaries which generate cash flow routinely provide cash to their parent companies through inter-company transfers. On an annual basis, the boards of directors of such subsidiary companies declare dividends to their parent companies, which reduces the subsidiaries' retained earnings and increases the parents' dividend income. In consolidation, such activity is eliminated.

•

Debt. Inter-company debt agreements have been established between certain of Hecla's subsidiaries and their parents. The related debt liability and receivable balances, accrued interest expense and income activity, and payments of principal and accrued interest amounts by the subsidiary companies to their parents are eliminated in consolidation.

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

Separate financial statements of the Guarantors are not presented because the guarantees by the Guarantors are joint and several and full and unconditional, except for certain customary release provisions, including: (1) the sale or disposal of all or substantially all of the assets of the Guarantor; (2) the sale or other disposition of the capital stock of the Guarantor; (3) the Guarantor is designated as an unrestricted entity in accordance with the applicable provisions of the indenture; (4) Hecla ceases to be a borrower as defined in the indenture; and (5) upon legal or covenant defeasance or satisfaction and discharge of the indenture.

Condensed Consolidating Balance Sheets

	As of December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$146,885	$33,824	$28,956	$—	$209,665
Other current assets	7,115	48,981	23,165	27,433	106,694
Properties, plants, and equipment - net	1,572	1,079,658	750,334	—	1,831,564
Intercompany receivable (payable)	470,306	(123,671)	(392,880)	46,245	—
Investments in subsidiaries	1,317,969	—	—	(1,317,969)	—
Other non-current assets	8,644	189,014	4,620	(88,137)	114,141
Total assets	$1,952,491	$1,227,806	$414,195	$(1,332,428)	$2,262,064
Liabilities and Stockholders' Equity
Current liabilities	$14,143	$54,918	$21,996	$(72)	$90,985
Long-term debt	498,479	10,597	3,053	—	512,129
Non-current portion of accrued reclamation	—	43,314	12,305	—	55,619
Non-current deferred tax liability	—	14,387	153,300	(14,387)	153,300
Other non-current liabilities	42,895	11,126	(964)	—	53,057
Stockholders' equity	1,396,974	1,093,464	224,505	(1,317,969)	1,396,974
Total liabilities and stockholders' equity	$1,952,491	$1,227,806	$414,195	$(1,332,428)	$2,262,064

	As of December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$126,271	$40,009	$45,895	$—	$212,175
Other current assets	4,795	75,083	33,129	18,453	131,460
Properties, plants, and equipment - net	803	1,052,102	738,696	—	1,791,601
Intercompany receivable (payable)	528,290	(112,815)	(464,634)	49,159	—
Investments in subsidiaries	1,195,076	—	—	(1,195,076)	—
Other non-current assets	5,249	164,563	11,115	(84,044)	96,883
Total assets	$1,860,484	$1,218,942	$364,201	$(1,211,508)	$2,232,119
Liabilities and Stockholders' Equity
Current liabilities	$10,058	$117,421	$24,000	$—	$151,479
Long-term debt	490,726	14,292	40	—	505,058
Non-current portion of accrued reclamation	—	38,426	8,340	—	46,766
Non-current deferred tax liability	—	16,430	164,861	(16,430)	164,861
Other non-current liabilities	33,281	4,043	212	—	37,536
Stockholders' equity	1,326,419	1,028,330	166,748	(1,195,078)	1,326,419
Total liabilities and stockholders' equity	$1,860,484	$1,218,942	$364,201	$(1,211,508)	$2,232,119

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$1,473	$333,460	$165,848	$—	$500,781
Cost of sales	—	(194,600)	(109,846)	—	(304,446)
Depreciation, depletion, amortization	—	(72,937)	(38,197)	—	(111,134)
General and administrative	(17,667)	(12,694)	(1,177)	—	(31,538)
Exploration and pre-development	(252)	(7,088)	(12,327)	—	(19,667)
Gain on derivative contracts	9,134	—	—	—	9,134
Aurizon acquisition costs	—	—	—	—	—
Equity in earnings of subsidiaries	72,407	—	—	(72,407)	—
Other (expense) income	(47,271)	29,753	3,267	(16,295)	(30,546)
Income (loss) before income taxes	17,824	75,894	7,568	(88,702)	12,584
(Provision) benefit from income taxes	—	(10,565)	(490)	16,295	5,240
Net income (loss)	17,824	65,329	7,078	(72,407)	17,824
Preferred stock dividends	(552)	—	—	—	(552)
Income (loss) applicable to common stockholders	17,272	65,329	7,078	(72,407)	17,272
Net income (loss)	17,824	65,329	7,078	(72,407)	17,824
Changes in comprehensive income (loss)	(5,732)	(1,329)	1,152	177	(5,732)
Comprehensive income (loss)	$12,092	$64,000	$8,230	$(72,230)	$12,092

	Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$3,044	$304,423	$75,122	$—	$382,589
Cost of sales	—	(179,491)	(55,825)	—	(235,316)
Depreciation, depletion, amortization	—	(63,097)	(18,030)	—	(81,127)
General and administrative	(14,441)	(13,174)	(1,310)	—	(28,925)
Exploration and pre-development	(576)	(24,990)	(12,084)	—	(37,650)
Loss on derivative contracts	17,979	—	—	—	17,979
Closed operations	(14,444)	—	(11,953)	—	(26,397)
Equity in earnings of subsidiaries	(15,807)	—	—	15,807	—
Other (expense) income	(885)	1,345	(9,616)	(16,922)	(26,078)
Income (loss) before income taxes	(25,130)	25,016	(33,696)	(1,115)	(34,925)
(Provision) benefit from income taxes	—	(14,171)	7,044	16,922	9,795
Net income (loss)	(25,130)	10,845	(26,652)	15,807	(25,130)
Preferred stock dividends	(552)	—	—	—	(552)
Income (loss) applicable to common stockholders	(25,682)	10,845	(26,652)	15,807	(25,682)
Net income (loss)	(25,130)	10,845	(26,652)	15,807	(25,130)
Changes in comprehensive income (loss)	(2,381)	(7)	(4,587)	4,594	(2,381)
Comprehensive income (loss)	$(27,511)	$10,838	$(31,239)	$20,401	$(27,511)

	Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(1,346)	$322,489	$—	$—	$321,143
Cost of sales	—	(134,105)	—	—	(134,105)
Depreciation, depletion, amortization	—	(43,522)	—	—	(43,522)
General and administrative	(11,519)	(9,519)	(215)	—	(21,253)
Exploration and pre-development	(1,262)	(38,700)	(9,776)	—	(49,738)
Gain on derivative contracts	(10,457)	—	—	—	(10,457)
Closed operations	—	(2,259)	(2,393)	—	(4,652)
Equity in earnings of subsidiaries	21,246	—	—	(21,246)	—
Other (expense) income	18,292	(27,747)	(3,207)	(20,921)	(33,583)
Income (loss) before income taxes	14,954	66,637	(15,591)	(42,167)	23,833
(Provision) benefit from income taxes	—	(29,802)	—	20,923	(8,879)
Net income (loss)	14,954	36,835	(15,591)	(21,244)	14,954
Preferred stock dividends	(552)	—	—	—	(552)
Income (loss) applicable to common stockholders	14,402	36,835	(15,591)	(21,244)	14,402
Net income (loss)	14,954	36,835	(15,591)	(21,244)	14,954
Changes in comprehensive income (loss)	(420)	(911)	1,438	(527)	(420)
Comprehensive income (loss)	$14,534	$35,924	$(14,153)	$(21,771)	$14,534

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$38,270	$61,900	$58,277	$(75,323)	$83,124
Cash flows from investing activities:
Additions to properties, plants, and equipment	(1,336)	(68,859)	(52,342)	—	(122,537)
Other investing activities, net	—	417	3,765		4,182
Cash flows from financing activities:
Dividends paid to stockholders	(4,099)	—	—	—	(4,099)
Payments on debt	—	(9,137)	—	—	(9,137)
Other financing activity	(12,221)	9,494	(22,856)	75,323	49,740
Effect of exchange rate changes on cash	—	—	(3,783)		(3,783)
Changes in cash and cash equivalents	20,614	(6,185)	(16,939)	—	(2,510)
Beginning cash and cash equivalents	126,271	40,009	45,895		212,175
Ending cash and cash equivalents	$146,885	$33,824	$28,956	$—	$209,665

	Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(9,958)	$17,940	$(20,129)	$38,791	$26,644
Cash flows from investing activities:
Additions to properties, plants, and equipment	(1,535)	(107,893)	(41,308)	—	(150,736)
Acquisition of Aurizon Mines Ltd.	(498,705)	—	177,588	—	(321,117)
Other investing activities, net	—	(11)	(3,633)	—	(3,644)
Cash flows from financing activities:
Dividends paid to stockholders	(6,543)	—	—	—	(6,543)
Borrowings on debt	490,000	—	—	—	490,000
Payments on debt	—	(7,039)	—	—	(7,039)
Other financing activity	20,746	79,937	(63,361)	(38,791)	(1,469)
Effect of exchange rate changes on cash	—	—	(4,905)	—	(4,905)
Changes in cash and cash equivalents	(5,995)	(17,066)	44,252	—	21,191

Beginning cash and cash equivalents	132,266	57,075	1,643	—	190,984
Ending cash and cash equivalents	$126,271	$40,009	$45,895	$—	$212,175

	Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$49,295	$42,957	$(14,296)	$(8,940)	$69,016
Cash flows from investing activities:
Additions to properties, plants, and equipment	(618)	(107,425)	(5,053)	—	(113,096)
Other investing activities	(48,815)	891	(5,835)	48,817	(4,942)
Cash flows from financing activities:
Dividends paid to stockholders	(17,673)	—	—	—	(17,673)
Payments on debt	—	(5,878)	(12)	—	(5,890)
Other financing activity	52,227	(41,903)	26,659	(39,877)	(2,894)
Changes in cash and cash equivalents	34,416	(111,358)	1,463	—	(75,479)
Beginning cash and cash equivalents	97,850	168,433	180	—	266,463
Ending cash and cash equivalents	$132,266	$57,075	$1,643	$—	$190,984

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-K – December 31, 2014

Index to Exhibits

3.1

Restated Certificate of Incorporation of the Registrant.  Filed as exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on December 12, 2014 (File No. 1-8491), and incorporated herein by reference.

3.2	Bylaws of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on August 22, 2014 (File No. 1-8491), and incorporated herein by reference.

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

4.3(a)

Indenture, dated as of April 12, 2013, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining company, as Guarantors thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 15, 2013 (File No. 1-8491), and incorporated herein by reference.

4.3(b)

Supplemental Indenture, dated as of April 14, 2014, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee. Filed as exhibit 4.2 to Registrant’s S-3ASR filed on April 14, 2014 (File No. 1-8491), and incorporated herein by reference.

4.3(c)

Registration Rights Agreement, dated as of April 14, 2014, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and Hecla Mining Company Retirement Plan Trust, which is the funding vehicle for the Hecla Mining Company Retirement Plan, a tax-qualified employee benefit pension plan sponsored by Hecla Mining Company. Filed as exhibit 4.3 to Registrant’s S-3ASR filed on April 14, 2014 (File No. 1-8491), and incorporated herein by reference.

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

10.1(b)

First Amendment to Third Amended and Restated Credit Agreement dated as of July 30, 2014, by and among Hecla Mining Company, Hecla Limited, Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrowers, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.1(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-8491), and incorporated herein by reference.

10.1(c)

Second Amendment to Third Amended and Restated Credit Agreement dated as of September 17, 2014, by and among Hecla Mining Company, Hecla Limited, Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrowers, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.1(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-8491), and incorporated herein by reference.

10.1(d)

Third Amendment to Third Amended and Restated Credit Agreement dated as of November 18, 2014, by and among Hecla Mining Company, Hecla Limited, Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrowers, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. *

10.2

Form of Change of Control Agreement entered into on February 21, 2014, between Registrant and each of Phillips S. Baker, Jr., James A. Sabala, Lawrence P. Radford, Dean W.A. McDonald, David C. Sienko and Don Poirier. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K on February 25, 2014 (File No. 1-8491), and incorporated herein by reference. (1)

10.3	Hecla Mining Company Key Employee Deferred Compensation Plan.*

10.4	Hecla Mining Company 2010 Stock Incentive Plan.*

10.5	Hecla Mining Company Annual Incentive Plan.*

10.6	Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan.*

10.7

Form of Indemnification Agreement dated November 8, 2006, between Registrant and Phillips S. Baker, Jr., Dean McDonald, Ted Crumley, John H. Bowles, George R. Nethercutt, Jr., and Anthony P. Taylor.  Identical Indemnification Agreements were entered into between the Registrant and Charles B. Stanley and Terry V. Rogers on May 4, 2007, Don Poirier on July 9, 2007, James A. Sabala on March 26, 2008, David C. Sienko on January 29, 2010, and Lawrence P. Radford on October 19, 2011.  Filed as exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491), and incorporated herein by reference. (1)

10.8

Hecla Mining Company Stock Plan for Non-employee Directors, as amended. Filed as exhibit 10.6 to Registrant’s Form 10-K for the period ended December 31, 2012 (File No. 1-8491), and incorporated herein by reference. (1)

10.9

Hecla Mining Company Retirement Plan for Employees and Supplemental Retirement and Death Benefit Plan.  Filed as exhibit 10.17(a) to Registrant’s Form 10-K for the year ended December 31, 2008 (File No. 1-8491), and incorporated herein by reference. (1)

10.10

Supplemental Excess Retirement Master Plan Documents.  Filed as exhibit 10.5(b) to Registrant’s Annual Report on Form 10-K/A-1 for the year ended December 31, 1994 (File No. 1-8491), and incorporated herein by reference. (1)

10.11

Hecla Mining Company Nonqualified Plans Master Trust Agreement.  Filed as exhibit 10.5(c) to Registrant’s Annual Report on Form 10-K/A-1 for the year ended December 31, 1994 (File No. 1-8491), and incorporated herein by reference. (1)

12.1	Computation of Ratio of Earnings to Fixed Charges.*

21	List of subsidiaries of Registrant.*

23.1	Consent of BDO USA, LLP.*

23.2	Consent of Amec Foster Wheeler E&C Services, Inc.*

23.3	Consent of Roscoe Postle Associates Inc.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act. *

101.INS	XBRL Instance. **

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation.**

101.DEF	XBRL Taxonomy Extension Definition.**

101.LAB	XBRL Taxonomy Extension Labels.**

101.PRE	XBRL Taxonomy Extension Presentation.**

___________________

(1)	Indicates a management contract or compensatory plan or arrangement.

*    Filed herewith

**  XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.