Form 10-Q
period 2015-03-31
HECLA MINING CO/DE/
filed 2015-05-08
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      .    No XX.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding May 5, 2015
Common stock, par value $0.25 per share	370,348,437

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended March 31, 2015

INDEX*

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$196,231	$209,665
Accounts receivable:
Trade	27,280	17,696
Taxes	10,303	10,392
Other, net	5,215	6,792
Inventories:
Concentrates, doré, and stockpiled ore	22,921	25,999
Materials and supplies	20,974	21,474
Current deferred income taxes	10,064	12,029
Other current assets	15,337	12,312
Total current assets	308,325	316,359
Non-current investments	4,334	4,920
Non-current restricted cash and investments	883	883
Properties, plant, equipment and mineral interests, net	1,837,173	1,831,564
Non-current deferred income taxes	98,544	98,923
Other non-current assets and deferred charges	10,692	9,415
Total assets	$2,259,951	$2,262,064
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$39,712	$41,869
Accrued payroll and related benefits	18,320	27,956
Accrued taxes	3,891	4,241
Current portion of capital leases	10,289	9,491
Current portion of accrued reclamation and closure costs	1,631	1,631
Other current liabilities	14,695	5,797
Total current liabilities	88,538	90,985
Capital leases	11,590	13,650
Accrued reclamation and closure costs	55,781	55,619
Long-term Debt	498,791	498,479
Non-current deferred tax liability	138,422	153,300
Other non-current liabilities	47,504	53,057
Total liabilities	840,626	865,090
Commitments and contingencies (Notes 2, 4, 7, 9, and 11)
STOCKHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, 500,000,000 shares authorized; issued and outstanding 2015 — 369,992,839 shares and 2014 — 367,376,863 shares	93,106	92,382
Capital surplus	1,495,893	1,486,750
Accumulated deficit	(129,817)	(141,306)
Accumulated other comprehensive loss	(30,095)	(32,031)
Less treasury stock, at cost; 2015 - 2,433,518 and 2014 - 2,151,482	(9,801)	(8,860)
Total stockholders’ equity	1,419,325	1,396,974
Total liabilities and stockholders’ equity	$2,259,951	$2,262,064

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended
	March 31, 2015	March 31, 2014
Sales of products	$119,092	$125,787
Cost of sales and other direct production costs	73,965	77,741
Depreciation, depletion and amortization	25,254	25,803
	99,219	103,544
Gross profit	19,873	22,243
Other operating expenses:
General and administrative	8,720	7,941
Exploration	4,615	4,150
Pre-development	521	419
Other operating expense	628	718
Provision for closed operations and environmental matters	467	1,104
	14,951	14,332
Income from operations	4,922	7,911
Other income (expense):
Unrealized (loss) gain on investments	(2,843)	688
Gain on derivative contracts	5,792	9,452
Net foreign exchange gain	12,274	4,134
Interest and other income	38	79
Interest expense, net of amounts capitalized	(6,192)	(6,840)
	9,069	7,513
Income before income taxes	13,991	15,424
Income tax provision	(1,439)	(3,783)
Net income	12,552	11,641
Preferred stock dividends	(138)	(138)
Income applicable to common stockholders	$12,414	$11,503
Comprehensive income:
Net income	$12,552	$11,641
Reclassification of impairment of investments included in net income	2,827	—
Unrealized holding gains (losses) on investments	(891)	1,350
Comprehensive income	$14,488	$12,991
Basic income per common share after preferred dividends	$0.03	$0.03
Diluted income per common share after preferred dividends	$0.03	$0.03
Weighted average number of common shares outstanding - basic	368,789	342,666
Weighted average number of common shares outstanding - diluted	369,691	350,018

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014
Operating activities:
Net income	$12,552	$11,641
Non-cash elements included in net income:
Depreciation, depletion and amortization	25,523	26,054
Unrealized loss (gain) on investments	2,843	(688)
Loss on disposition of properties, plants, equipment, and mineral interests	74	275
Provision for reclamation and closure costs	778	933
Stock compensation	1,060	1,065
Deferred income taxes	555	(2,851)
Amortization of loan origination fees	454	519
Gain on derivative contracts	(2,970)	(8,847)
Foreign exchange gain	(11,490)	(4,688)
Other non-cash gains, net	24	692
Change in assets and liabilities:
Accounts receivable	(8,210)	1,387
Inventories	3,949	4,669
Other current and non-current assets	(1,638)	923
Accounts payable and accrued liabilities	4,037	(5,416)
Accrued payroll and related benefits	(5,116)	2,721
Accrued taxes	(263)	4,756
Accrued reclamation and closure costs and other non-current liabilities	(743)	(2,762)
Cash provided by operating activities	21,419	30,383
Investing activities:
Additions to properties, plants, equipment and mineral interests	(26,958)	(26,867)
Proceeds from disposition of properties, plants and equipment	25	—
Purchases of investments	(947)	—
Changes in restricted cash and investment balances	—	(2,485)
Net cash used in investing activities	(27,880)	(29,352)
Financing activities:
Acquisition of treasury shares	(941)	—
Dividends paid to common stockholders	(924)	(857)
Dividends paid to preferred stockholders	(138)	(138)
Debt origination fees	(63)	(468)
Repayments of capital leases	(2,347)	(2,403)
Net cash (used) provided by financing activities	(4,413)	(3,866)
Effect of exchange rates on cash	(2,560)	(1,698)
Net decrease in cash and cash equivalents	(13,434)	(4,533)
Cash and cash equivalents at beginning of period	209,665	212,175
Cash and cash equivalents at end of period	$196,231	$207,642
Significant non-cash investing and financing activities:
Addition of capital lease obligations	$1,599	$2,194
Increase to asset retirement obligations	$—	$8,210
Payment of accrued compensation in restricted stock units	$3,016	$4,600

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1.    Basis of Preparation of Financial Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements and notes to the interim condensed consolidated financial statements contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company and its consolidated subsidiaries (“we” or “our” or “us”).  These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2014, as it may be amended from time to time.

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

Note 2.    Investments and Restricted Cash

Investments

At March 31, 2015 and December 31, 2014, the fair value of our non-current investments was $4.3 million and $4.9 million, respectively.  Our non-current investments consist of marketable equity securities, which are carried at fair value as they are classified as “available-for-sale.” The cost basis of our non-current investments was approximately $4.9 million and $7.3 million at March 31, 2015 and December 31, 2014, respectively. During the first quarter of 2015, we recognized a $2.8 million impairment charge against current earnings, as we determined the impairment to be other-than-temporary. We also acquired equity in other mining companies for a total cost of $0.9 million during the first quarter of 2015.

At March 31, 2015, a net unrealized loss position of $0.6 million for our non-current investments was included in accumulated other comprehensive loss on our condensed consolidated balance sheet.

Restricted Cash and Investments

Various laws, permits, and covenants require that funds be in place for certain environmental and reclamation obligations and other potential liabilities.  These restricted investments are used primarily for reclamation funding or for funding surety bonds, and were $0.9 million at March 31, 2015 and December 31, 2014, respectively. Restricted investments primarily represent investments in money market funds and certificates of deposit.

Note 3.   Income Taxes

Major components of our income tax provision for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Current:
Domestic	$97	$6,499
Foreign	708	156
Total current income tax provision	805	6,655

Deferred:
Domestic	2,422	(3,130)
Foreign	(1,788)	258
Total deferred income tax provision	634	(2,872)
Total income tax provision	$1,439	$3,783

As of March 31, 2015, we have a net deferred tax asset in the U.S. of $108.6 million and a net deferred tax liability in Canada of $138.4 million for a consolidated worldwide net deferred tax liability of $29.8 million. Our ability to utilize our deferred tax assets depends on future taxable income generated from operations. For the three months ended March 31, 2015, there were no circumstances that caused us to change our assessment of the ability to generate sufficient future taxable income to realize the currently recognized U.S. deferred tax assets.  At March 31, 2015 and December 31, 2014, the balances of the valuation allowances on our deferred tax assets were $36 million and $32 million, respectively, primarily for foreign net operating loss carryforwards. The amount of the deferred tax asset considered recoverable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The current income tax provisions for the three months ended March 31, 2015 and 2014 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income primarily due to the effects of percentage depletion for all periods presented and the impact of taxation in foreign jurisdictions.

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

Rio Grande Silver Guaranty

Our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), is party to a joint venture with Emerald Mining & Leasing, LLC (“EML”) and certain other parties with respect to a land package in the Creede Mining District of Colorado that is adjacent to other land held by Rio. Rio holds a 70% interest in the joint venture. In connection with the joint venture, we are required to guarantee certain environmental remediation-related obligations of EML to a third party up to a maximum liability to us of $2.5 million. As of March 31, 2015, we have not been required to make any payments pursuant to the guaranty. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to the third party. However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties, have jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guaranty as of March 31, 2015.

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

•

In 2012, the Lucky Friday unit had two weekly water samples, one of which exceeded the permit concentration limit for lead (but not the associated load limit), and one of which exceeded the permit limits for zinc. Also, in late 2012, heavy rains resulted in alleged impacted storm water being discharged to a nearby river. After these incidents, in February 2013, the EPA issued a notice of violation and request for information to Hecla Limited alleging that the two storm water incidents were each a violation of Hecla Limited's storm water permit. In March 2014, the Lucky Friday unit had a weekly water sample which exceeded the maximum daily permitted concentration limit for zinc (but not the associated load limit).

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

Hecla Limited strives to maintain its water discharges at the Lucky Friday unit in full compliance with its permits and applicable laws; however, we cannot provide assurance that in the future it will be able to fully comply with the permit limits and other regulatory requirements regarding water management.

We believe that it is reasonably possible that Hecla Limited faces some liability for the above water issues; however, we cannot with reasonable certainty estimate the amount or range of any such liability because, among other reasons, we have not completed the investigation called for by the request for information contained in the 2013 NOV, and thus we do not know what the impact of the investigation will be.

Johnny M Mine Area near San Mateo, McKinley County, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under CERCLA for environmental remediation and past costs the EPA has incurred at the site. Mining at the Johnny M was conducted for a limited period of time by a predecessor of our subsidiary, Hecla Limited. In August 2012, Hecla Limited and the EPA entered into a Settlement Agreement and Administrative Order on Consent for Removal Action (“Consent Decree”), pursuant to which Hecla Limited agreed to pay (i) $1.1 million to the EPA for its past response costs at the site and (ii) any future response costs at the site, in exchange for a covenant not to sue by the EPA. Hecla Limited paid the $1.1 million to the EPA for its past response costs in the fourth quarter of 2012 and in December 2014, submitted to EPA the Engineering Evaluation and Cost Analysis (“EE/CA”) for the site. The EE/CA evaluates three alternative response actions: 1) no action, 2) off-site disposal, and 3) on-site disposal. The range in estimated costs of these alternatives is $0 to $221 million, and in the EE/CA, Hecla Limited recommends that EPA approve on-site disposal, which is currently estimated to cost $5.6 million, on the basis that such alternative is the most appropriate response action under CERCLA. There is no guarantee EPA will select this alternative. The EPA must review and approve the EE/CA, including the response action alternatives, after which the approved response action will be implemented by Hecla Limited. Based on the foregoing, we believe it is probable that Hecla Limited will incur a liability for remediation at the site, and our best estimate of that liability as of the date of this report is $5.6 million. There can be no assurance that Hecla Limited’s liability will not be more than $5.6 million, or that its ultimate liability will not have a material adverse effect on Hecla Limited’s or our results from operations or financial position.

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

In July 2010, the United States informed CoCa that it intended to pursue CoCa and other potentially responsible parties (“PRPs”) on a strict, joint and several basis under CERCLA for liability for past and future response costs incurred at Gilt Edge. Currently, the United States alleges that CoCa is liable based on its historical relationship to the site, and that CoCa has succeeded to the liabilities of one or more predecessor entities that may have held certain property interests at the site. Most of the other viable PRPs have settled with the United States. The operator of the exploration effort to which CoCa was a party settled for $26 million, while the third mining company referred to above settled for $4.2 million.

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

Settlement negotiations with the United States commenced in 2014 and are ongoing. We cannot with reasonable certainty estimate the amount or range of any liability CoCa or Hecla Limited may have because, among other things, there is little information known on EPA’s remediation plans for the site, as well as the unpredictability of settlement negotiations or the outcome of any trial. Thus, there can be no assurance that Hecla Limited will not incur a material liability with respect to this site.

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

Other Commitments

Our contractual obligations as of March 31, 2015 included approximately $4.0 million for various non-capital costs. In addition, our open purchase orders at March 31, 2015 included approximately $0.5 million, $2.2 million, and $0.8 million, respectively, for various capital items at the Greens Creek, Lucky Friday, and Casa Berardi units, and approximately $8.8 million, $1.3 million and $0.3 million, for various non-capital costs at the Greens Creek, Lucky Friday and Casa Berardi units. We also have total commitments of approximately $22.7 million relating to scheduled payments on capital leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday and Casa Berardi units (see Note 9 for more information).

See Note 13 for a discussion of our commitment, upon satisfaction of certain conditions, to close the proposed acquisition of Revett Mining Company and issue shares of our common stock as consideration.

As part of our ongoing business and operations, we are required to provide surety bonds and bank letters of credit for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of March 31, 2015, we had surety bonds totaling $68.9 million in place as financial support for future reclamation and closure of the Greens Creek mine. In addition, we had letters of credit for approximately $7.9 million outstanding as of December 31, 2014 for environmental reclamation and workers' compensation insurance bonding. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding and will be able to satisfy future bonding requirements as they arise.

Other Contingencies

In March 2012, Hecla Limited received notice of a complaint filed against it by the United Steel Workers, Local 5114, with the Federal Mine Safety and Health Review Commission ("FMSHRC") for compensation for bargaining unit workers at the Lucky Friday mine idled as a result of the temporary suspension of production at the mine. The complaint alleged the bargaining unit workers were entitled to compensation under Section 111 of the Federal Mine Safety and Health Act of 1977 the "Mine Act") from November 16, 2011 - the date an order was issued by the Mine Safety Health Administration (“MSHA”) to Hecla Limited - until June 12, 2013 - the date the order was terminated. On February 4, 2015, the judge hearing the case issued an Order finding the applicable period of time for compensation under Section 111 of the Mine Act to be approximately 8 days and the compensation owed to the employees to be approximately $13,000, plus interest. On March 4, 2015, the Union filed an appeal for discretionary review with the FMSHRC. On March 12, 2015, the FMSHRC issued a notice granting discretionary review. We believe the claim is without merit, and that all wages due under Section 111, which was an immaterial amount, have already been paid. Therefore, we have not recorded a liability relating to the claim as of March 31, 2015. The value of the union's claim is estimated to be in the range of $0 to $10 million.

On April 12, 2013, the family of Larry Marek, an employee of Hecla Limited who was fatally injured in an April 2011 accident, filed a lawsuit against us and certain of our officers and employees seeking damages for, among other claims, wrongful death and infliction of emotional distress. No dollar amount of damages is specified in the complaint, which was filed in state court in Idaho (Kootenai County District Court). We cannot reasonably predict the outcome of this matter, however, we believe the case is without merit and are vigorously defending this lawsuit. On April 21, 2015, the judge hearing the case granted Hecla’s motion for summary judgment and dismissed the case. The plaintiffs have an opportunity to appeal the decision. As of the date of this report, no such appeal has been filed. On April 29, 2015, the plaintiffs filed a motion with the court seeking to reconsider the summary judgment decision in light of a recent decision by the FMSHRC upholding two orders and one citation issued to Hecla Limited that relate to the same April 2011 accident.

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

Note 5.    Earnings Per Common Share

We are authorized to issue 500,000,000 shares of common stock, $0.25 par value per share. At March 31, 2015, there were 372,426,357 shares of our common stock issued and 2,433,518 shares issued and held in treasury, for a net of 369,992,839 shares outstanding.

The following table reconciles weighted average common shares used in the computations of basic and diluted earnings per share for the three-month periods ended March 31, 2015 and 2014 (thousands, except per-share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator
Net income	$12,552	$11,641
Preferred stock dividends	(138)	(138)
Net income applicable to common shares for basic and diluted earnings per share	$12,414	$11,503

Denominator
Basic weighted average common shares	368,789	342,666
Dilutive stock options and restricted stock	902	7,352
Diluted weighted average common shares	369,691	350,018
Basic earnings per common share
Net income applicable to common shares	$0.03	$0.03
Diluted earnings per common share
Net income applicable to common shares	$0.03	$0.03

Diluted income per share for the three months ended March 31, 2015 and 2014 excludes the potential effects of outstanding shares of our convertible preferred stock, as their conversion and exercise would have no effect on the calculation of dilutive shares.

Options to purchase 244,342 shares of our common stock were excluded from the computation of diluted earnings per share for the three-month period ended March 31, 2015.  For the three-month period ended March 31, 2014, options to purchase 612,745 shares of our common stock were excluded from the computation of diluted earnings per share.  In each case, the exercise price of the options not included in the computations of diluted earnings per share exceeded the average price of our stock during those periods and therefore would not affect the calculation of earnings per share.

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

The following tables present information about reportable segments for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net sales to unaffiliated customers:
Greens Creek	$67,355	$63,596
Lucky Friday	19,891	20,096
Casa Berardi	31,846	42,095
	$119,092	$125,787
Income (loss) from operations:
Greens Creek	$14,693	$11,046
Lucky Friday	3,546	4,700
Casa Berardi	(765)	3,441
Other	(12,552)	(11,276)
	$4,922	$7,911

The following table presents identifiable assets by reportable segment as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Identifiable assets:
Greens Creek	$704,348	$704,121
Lucky Friday	369,503	356,482
Casa Berardi	789,989	800,961
Other	396,111	400,500
	$2,259,951	$2,262,064

Note 7.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Service cost	$1,054	$1,020
Interest cost	1,206	1,186
Expected return on plan assets	(1,345)	(1,249)
Amortization of prior service benefit	(84)	(84)
Amortization of net loss	1,065	756
Net periodic benefit cost	$1,896	$1,629

In January 2015, we contributed approximately $5.0 million in shares of our common stock to our defined benefit plans, with no additional contributions anticipated in 2015. We expect to contribute approximately $0.4 million to our unfunded supplemental executive retirement plan during 2015.

Note 8.    Stockholders’ Equity

Share-based Compensation Plans

We periodically grant restricted stock unit awards and/or shares of common stock to our employees and directors. Grants to individual executives upon hiring or retention vest over a defined service period, with cost amortized over that period. We measure compensation cost for restricted stock units and stock grants at the closing price of our stock at the time of grant. Restricted stock unit grants vest after a specified period with compensation cost amortized over that period. Although we have no current plans to issue stock options, we have in the past and may do so in the future.

On March 5, 2015, the Board of Directors granted 911,148 shares of common stock to employees for payment of annual and long-term incentive compensation for the period ended December 31, 2014. The shares were distributed in March 2015, and the $3.0 million in expense related to the stock awards has been recognized as of March 31, 2015.

Stock-based compensation expense recorded in the first three months of both 2015 and 2014 totaled $1.1 million and was related to amortization of restricted stock unit grants to employees in prior periods.

In connection with the vesting of restricted stock units or other issuances of common stock to employees as compensation, employees have in the past, at their election and when permitted by us, chosen to satisfy their tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations.  Pursuant to such net settlements, in the first quarter of 2015 we repurchased 284,243 shares for approximately $941,000, or approximately $3.31 per share.

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

On May 6, 2015, our Board of Directors declared a dividend on common stock, pursuant to the minimum annual dividend component of the policy described above, of $0.0025 per share, for a total dividend of $0.9 million payable in June 2015. Because the average realized silver price for the first quarter of 2015 was $17.18 per ounce, below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

Common Stock Repurchase Program

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not to engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of March 31, 2015, 934,100 shares have been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at May 5, 2015, was $3.01 per share.

Note 9.    Senior Notes, Credit Facilities and Capital Leases

Senior Notes

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021, and in 2014, an additional $6.5 million aggregate principal amount of the Notes was issued to our pension plan in order to satisfy the funding requirement for 2014 (collectively, the “Notes”). The Notes are governed by the Indenture, dated as of April 12, 2013, as amended (the “Indenture”), among Hecla Mining Company ("Hecla") and certain of our subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee. The net proceeds from the initial offering of the Notes ($490 million) were used to partially fund the acquisition of Aurizon and for general corporate purposes, including expenses related to the Aurizon acquisition.

The Notes are recorded net of a 2% initial purchaser discount totaling $10 million at the time of the April 2013 issuance and having an unamortized balance of $7.7 million as of March 31, 2015. The Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for.  Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. During the first quarter of 2015 and 2014, interest expense related to the Notes and amortization of the initial purchaser discount and fees related to the issuance of the Notes, net of $3.3 million and $2.7 million, respectively, in capitalized interest, totaled $5.7 million and $6.3 million, respectively.

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

Credit Facilities

In February 2014, we entered into a $100 million senior secured revolving credit facility, which was amended in November 2014 to extend the maturity date to November 18, 2018. The credit facility is collateralized by the shares of common stock held in our material domestic subsidiaries and by our joint venture interests in the Greens Creek mine, all of our rights and interests in the joint venture agreement, and all of our rights and interests in the assets of the joint venture.  This credit facility replaced our previous $100 million credit facility which had the same terms of collateral as described above. Below is information on the interest rates, standby fee, and financial covenant terms under our current credit facility:

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

We were in compliance with all covenants under the credit agreement and no amounts were outstanding as of March 31, 2015.  We have not drawn funds on the current revolving credit facility as of the filing date of this report.

Capital Leases

We have entered into various lease agreements, primarily for equipment at our Greens Creek, Lucky Friday and Casa Berardi units, which we have determined to be capital leases.  At March 31, 2015, the total liability balance associated with capital leases, including certain purchase option amounts, was $21.9 million, with $10.3 million of the liability classified as current and the remaining $11.6 million classified as non-current. At December 31, 2014, the total liability balance associated with capital leases was $23.1 million, with $9.5 million of the liability classified as current and $13.7 million classified as non-current. The total obligation for future minimum lease payments was $22.7 million at March 31, 2015, with $1.0 million attributed to interest.

At March 31, 2015, the annual maturities of capital lease commitments, including interest, are (in thousands):

Twelve-month period ending March 31,
2016	$10,195
2017	6,997
2018	3,821
2019	1,700
Total	22,713
Less: imputed interest	(1,046)
Net capital lease obligation	$21,667

Note 10.    Developments in Accounting Pronouncements

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

In April 2015, the FASB issued ASU No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. ASU No. 2015-03 is not expected to have a material impact on our condensed consolidated financial statements.

Note 11.    Derivative Instruments

At times, we use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in the market. These instruments do, however, expose us to (i) credit risk in the event of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions.

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, we use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At March 31, 2015, we recorded the following balances related to these contracts:

•	a current asset of $6.8 million which is included in other current assets and is net of $0.9 million in contracts in a fair value current liability position; and
•	a non-current asset of $7.5 million which is included in other non-current assets and is net of $0.2 million in contracts in a fair value current liability position.

We recognized a $0.3 million net gain during the first three months of 2015 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net gain recognized on the contracts offsets losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $5.8 million net gain during the first three months of 2015 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments, which includes $1.9 million in gains realized on settled contracts. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net gain during the first three months of 2015 is the result of decreasing zinc and lead prices. This program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following tables summarize the quantities of metals committed under forward sales contracts at March 31, 2015 and December 31, 2014:

March 31, 2015	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2015 settlements	1,587	6	25,849	8,874	$16.71	$1,194	$0.94	$0.81

Contracts on forecasted sales
2015 settlements	—	—	27,999	22,487	N/A	N/A	$0.95	$1.10
2016 settlements	—	—	44,699	34,337	N/A	N/A	$0.99	$1.03
2017 settlements	—	—	1,984	—	N/A	N/A	$1.04	N/A

December 31, 2014	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2015 settlements	1,607	6	19,456	8,378	$16.06	$1,195	$1.01	$0.87

Contracts on forecasted sales
2015 settlements	—	—	46,738	29,652	N/A	N/A	$0.96	$1.07
2016 settlements	—	—	44,699	34,337	N/A	N/A	$0.99	$1.03
2017 settlements	—	—	1,984	—	N/A	N/A	$1.04	N/A

Our concentrate sales are based on a provisional sales price containing an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward price at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is marked-to-market through earnings each period prior to final settlement.

Note 12.    Fair Value Measurement

The table below sets forth our assets and liabilities that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category (in thousands).

Description	Balance at March 31, 2015	Balance at December 31, 2014	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$196,231	$209,665	Level 1
Available for sale securities:
Equity securities – mining industry	4,334	4,920	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	27,280	17,696	Level 2
Restricted cash balances:
Certificates of deposit and other bank deposits	883	883	Level 1
Derivative contracts:
Metal forward contracts	14,317	11,347	Level 2
Total assets	$243,045	$244,511

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

Trade accounts receivable include amounts due to us for shipments of concentrates and doré sold to customers.  Revenues and the corresponding accounts receivable for sales of concentrates and doré are recorded when title and risk of loss transfer to the customer (generally at the time of loading on truck or ship).  Sales of concentrates are recorded using estimated forward prices for the anticipated month of settlement applied to our estimate of payable metal quantities contained in each shipment.  Sales are recorded net of estimated treatment and refining charges, which are also impacted by changes in metals prices and quantities of contained metals.  We estimate the prices at which sales of our concentrates will be settled due to the time elapsed between shipment and final settlement with the customer.  Receivables for previously recorded concentrate sales are adjusted to reflect estimated forward metals prices at the end of each period until final settlement by the customer.  We obtain the forward metals prices used each period from a pricing service.  Changes in metals prices between shipment and final settlement result in changes to revenues previously recorded upon shipment.  The embedded derivative contained in our concentrate sales is marked-to-market through earnings each period prior to final settlement.

We utilize financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments that have not reached final settlement.  We also utilize financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead contained in our forecasted future concentrate shipments. See Note 11 for more information. These contracts do not qualify for hedge accounting, and are marked-to-market through earnings each period.  The fair value of each contract represents the difference between the forward metal price for the contract settlement period as of the measurement date and the contract settlement metal price, multiplied by the quantity of metal involved in the contract.

Our Senior Notes issued in April 2013, which were recorded at their carrying value of $498.8 million, net of unamortized initial purchaser discount at March 31, 2015, had a fair value of $445.3 million at March 31, 2015. Quoted market prices, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Notes. See Note 9 for more information.

Note 13.    Proposed Merger with Revett

On March 26, 2015, we and Revett Mining Company, Inc. (Revett) entered into a merger agreement pursuant to which we would acquire all of the issued and outstanding common stock of Revett. Revett holds 100% ownership of two properties in Northwest Montana: the Troy Mine, which is currently on care-and-maintenance, and the Rock Creek project, a significant undeveloped silver and copper deposit. In the proposed merger, each outstanding common share of Revett would be exchanged for 0.1622 of a share of our common stock, which have an estimated value of $0.52 per Revett common share based on the closing price of Hecla's common stock of $3.23 per share on March 25, 2015, the last full day before the merger agreement was entered into. The actual value of consideration transferred will be based on the market price of Hecla's common stock on the date the merger is consummated. Based on the closing price of Hecla stock of $3.01 per share on May 5, 2015, total consideration would be $18.8 million. A 10% change in the price per share of Hecla stock from its closing price on May 5, 2015 would result in a $1.9 million change in the amount of consideration transferred in the merger. Estimated consideration is based on Revett having 38,548,989 outstanding common shares, excluding 725,000 shares owned by our wholly-owned subsidiary which would be canceled in the merger. All consideration given to Revett stockholders will be in newly issued Hecla stock. The proposed merger is subject to approval by Revett's stockholders. No assurance can be given as to whether the merger will be approved and consummated.

In April 2015, we entered into a term loan and security agreement with Revett pursuant to which we agreed to provide one or more secured loans to Revett in an aggregate amount not to exceed $1.5 million. The loans bear interest at a rate per annum equal to LIBOR plus 5% and will be due and payable on July 1, 2015. The loans are secured by certain real estate holdings of Revett's subsidiary, Revett Holdings, Inc., and the equity interests in Revett Holdings, Inc.

Note 14.   Guarantor Subsidiaries

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

•

Capital contributions. Certain of Hecla's subsidiaries do not generate cash flow, either at all or sufficient to meet their capital needs, and their cash requirements are routinely met with inter-company advances from their parent companies. On an annual basis, the boards of directors of such parent companies declare contributions of capital to their subsidiary companies, which increase the parents' investment and the subsidiaries' additional paid-in capital. In consolidation, investments in subsidiaries and related additional paid-in capital are eliminated.

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

•

Deferred taxes. Our ability to realize deferred tax assets and liabilities is considered on a consolidated basis for subsidiaries within the United States, with all subsidiaries' estimated future taxable income contributing to the ability to realize all such assets and liabilities. However, when Hecla's subsidiaries are viewed independently, we use the separate return method to assess the realizability of each subsidiary's deferred tax assets and whether a valuation allowance is required against such deferred tax assets. In some instances, a parent company or subsidiary may possess deferred tax assets whose realization depends on the future taxable incomes of other subsidiaries on a consolidated-return basis, but would not be considered realizable if such parent or subsidiary filed on a separate stand-alone basis. In such a situation, a valuation allowance is assessed on that subsidiary's deferred tax assets, with the resulting adjustment reported in the eliminations column of the guarantor and parent's financial statements, as is the case in the unaudited interim financial statements set forth below. The separate return method can result in significant eliminations of deferred tax assets and liabilities and related income tax provisions and benefits. Non-current deferred tax asset balances are included in other non-current assets on the condensed consolidating balance sheets and make up a large portion of that item, particularly for the guarantor balances.

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

Unaudited Interim Condensed Consolidating Balance Sheets

	As of March 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$145,284	$35,957	$14,990	$—	$196,231
Other current assets	17,969	52,393	27,769	13,963	112,094
Properties, plants, and equipment - net	1,838	1,085,971	749,364	—	1,837,173
Intercompany receivable (payable)	439,735	(125,964)	(370,025)	56,254	—
Investments in subsidiaries	1,365,864	—	—	(1,365,864)	—
Other non-current assets	10,102	182,205	4,207	(82,061)	114,453
Total assets	$1,980,792	$1,230,562	$426,305	$(1,377,708)	$2,259,951
Liabilities and Stockholders' Equity
Current liabilities	$24,709	$48,654	$19,983	$(4,808)	$88,538
Long-term debt	498,791	10,150	1,440	—	510,381
Non-current portion of accrued reclamation	—	43,886	11,895	—	55,781
Non-current deferred tax liability	—	7,036	138,422	(7,036)	138,422
Other non-current liabilities	37,967	10,386	(849)	—	47,504
Stockholders' equity	1,419,325	1,110,450	255,414	(1,365,864)	1,419,325
Total liabilities and stockholders' equity	$1,980,792	$1,230,562	$426,305	$(1,377,708)	$2,259,951

	As of December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$146,885	$33,824	$28,956	$—	$209,665
Other current assets	7,115	48,981	23,165	27,433	106,694
Properties, plants, and equipment - net	1,572	1,079,658	750,334	—	1,831,564
Intercompany receivable (payable)	470,306	(123,671)	(392,880)	46,245	—
Investments in subsidiaries	1,317,969	—	—	(1,317,969)	—
Other non-current assets	8,644	189,014	4,620	(88,137)	114,141
Total assets	$1,952,491	$1,227,806	$414,195	$(1,332,428)	$2,262,064
Liabilities and Stockholders' Equity
Current liabilities	$14,143	$54,918	$21,996	$(72)	$90,985
Long-term debt	498,479	10,597	3,053	—	512,129
Non-current portion of accrued reclamation	—	43,314	12,305	—	55,619
Non-current deferred tax liability	—	14,387	153,300	(14,387)	153,300
Other non-current liabilities	42,895	11,126	(964)	—	53,057
Stockholders' equity	1,396,974	1,093,464	224,505	(1,317,969)	1,396,974
Total liabilities and stockholders' equity	$1,952,491	$1,227,806	$414,195	$(1,332,428)	$2,262,064

Unaudited Interim Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$312	$86,934	$31,846	$—	$119,092
Cost of sales	—	(51,437)	(22,528)	—	(73,965)
Depreciation, depletion, amortization	—	(16,611)	(8,643)	—	(25,254)
General and administrative	(4,442)	(3,893)	(385)	—	(8,720)
Exploration and pre-development	(217)	(1,134)	(3,785)	—	(5,136)
Gain on derivative contracts	5,792	—	—	—	5,792
Equity in earnings of subsidiaries	40,042	—	—	(40,042)	—
Other (expense) income	(28,935)	3,567	31,006	(3,456)	2,182
Income (loss) before income taxes	12,552	17,426	27,511	(43,498)	13,991
(Provision) benefit from income taxes	—	(4,946)	51	3,456	(1,439)
Net income (loss)	12,552	12,480	27,562	(40,042)	12,552
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common stockholders	12,414	12,480	27,562	(40,042)	12,414
Net income (loss)	12,552	12,480	27,562	(40,042)	12,552
Changes in comprehensive income (loss)	1,936	(194)	2,051	(1,857)	1,936
Comprehensive income (loss)	$14,488	$12,286	$29,613	$(41,899)	$14,488

	Three Months Ended March 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(19)	$83,710	$42,096	$—	$125,787
Cost of sales	—	(49,933)	(27,808)	—	(77,741)
Depreciation, depletion, amortization	—	(17,221)	(8,582)	—	(25,803)
General and administrative	(4,630)	(3,008)	(303)	—	(7,941)
Exploration and pre-development	(44)	(958)	(3,567)	—	(4,569)
Gain on derivative contracts	9,452	—	—	—	9,452
Equity in earnings of subsidiaries	17,703	—	—	(17,703)	—
Other (expense) income	(10,821)	408	9,955	(3,303)	(3,761)
Income (loss) before income taxes	11,641	12,998	11,791	(21,006)	15,424
(Provision) benefit from income taxes	—	(2,886)	(4,200)	3,303	(3,783)
Net income (loss)	11,641	10,112	7,591	(17,703)	11,641
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common stockholders	11,503	10,112	7,591	(17,303)	11,503
Net income (loss)	11,641	10,112	7,591	(17,703)	11,641
Changes in comprehensive income (loss)	1,350	57	1,316	(1,373)	1,350
Comprehensive income (loss)	$12,991	$10,169	$8,907	$(19,076)	$12,991

Unaudited Interim Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$15,726	$15,823	$19,902	$(30,032)	$21,419
Cash flows from investing activities:
Additions to properties, plants, and equipment	(424)	(18,163)	(8,371)		(26,958)
Other investing activities, net	—	25	(947)	—	(922)
Cash flows from financing activities:
Dividends paid to stockholders	(1,062)	—	—	—	(1,062)
Borrowings on debt	—	—	—	—	—
Payments on debt	—	(1,901)	(446)	—	(2,347)
Other financing activity	(15,841)	6,349	(21,544)	30,032	(1,004)
Effect of exchange rate changes on cash	—	—	(2,560)	—	(2,560)
Changes in cash and cash equivalents	(1,601)	2,133	(13,966)	—	(13,434)
Beginning cash and cash equivalents	146,885	33,824	28,956	—	209,665
Ending cash and cash equivalents	$145,284	$35,957	$14,990	$—	$196,231

	Three Months Ended March 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$31,570	$23,937	$(1,509)	$(23,615)	$30,383
Cash flows from investing activities:
Additions to properties, plants, and equipment	(383)	(13,628)	(12,856)	—	(26,867)
Other investing activities, net	(2,570)	(57)	(2,428)	2,570	(2,485)
Cash flows from financing activities:
Dividends paid to stockholders	(995)	—	—	—	(995)
Borrowings on debt	(316)	316	—	—	—
Payments on debt	312	(2,715)	—	—	(2,403)
Other financing activity	(16,637)	(4,463)	(413)	21,045	(468)
Effect of exchange rate changes on cash	—	—	(1,698)	—	(1,698)
Changes in cash and cash equivalents	10,981	3,390	(18,904)	—	(4,533)
Beginning cash and cash equivalents	126,271	40,009	45,895	—	212,175
Ending cash and cash equivalents	$137,252	$43,399	$26,991	$—	$207,642

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A – Business – Risk Factors in this Form 10-Q and in our annual report filed on Form 10-K for the year ended December 31, 2014. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our current business strategy is to focus our financial and human resources in the following areas:

•	operating our properties safely, in an environmentally responsible manner, and cost-effectively;
•	continue optimizing and improving operations at our Greens Creek, Lucky Friday, and Casa Berardi units;
•	expanding our proven and probable reserves and production capacity at our operating properties;
•	conducting our business with financial stewardship to preserve our financial position in varying metals price environments;
•	continuing to advance our San Sebastian project in Mexico through additional drilling and a preliminary economic study with the goal of reaching a development decision in 2015;
•

maintaining and investing in exploration and pre-development projects in the vicinities of five mining districts we believe to be under-explored and under-invested: North Idaho's Silver Valley in the historic Coeur d'Alene Mining District; our Greens Creek unit on Alaska's Admiralty Island located near Juneau; the silver-producing district near Durango, Mexico; the Abitibi region of north-western Quebec, Canada; and the Creede district of Southwestern Colorado; and

•

continuing to seek opportunities to acquire and invest in mining properties and companies, including our proposed merger with Revett Mining Company announced in March 2015 and minority investments in certain exploration stage companies.

A number of key factors may impact the execution of our strategy, including regulatory issues and metals prices. Metals prices can be very volatile. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control. Average market prices of silver, gold, and lead in the first three months of 2015 were lower than their levels from the comparable period last year, while average zinc prices were slightly higher, as illustrated by the table in Results of Operations below. While we believe current global economic and industrial trends could result in growing demand, prices have been volatile and there can be no assurance that current prices will continue.

On June 1, 2013, we completed the acquisition of all of the issued and outstanding common stock of Aurizon for total consideration of CAD$740.8 million (US$714.5 million). The acquisition gave us 100% ownership of the producing Casa Berardi gold mine, along with interests in various gold exploration properties in the Abitibi region of north-western Quebec, Canada. As further discussed in Item 3. Quantitative and Qualitative Disclosures About Market Risk, the acquisition has increased our exposure to risks associated with exchange fluctuations between the U.S. dollar and Canadian dollar. The acquisition was partially funded by $490 million in net proceeds from our issuance of Senior Notes in April 2013 (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited)). As discussed in the Financial Liquidity and Capital Resources section below, we believe that we will be able to meet the obligations associated with the acquisition of Aurizon and additional debt; however, a number of factors could impact our ability to meet the debt obligations and fund our other projects.

On March 26, 2015, we and Revett Mining Company, Inc. (Revett) entered into a merger agreement pursuant to which we would acquire all of the issued and outstanding common stock of Revett, as further discussed in Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited). Revett holds 100% ownership of two properties in Northwest Montana: the Troy Mine, which is currently on care-and-maintenance, and the Rock Creek project, a significant undeveloped silver and copper deposit. In the proposed merger, each outstanding common share of Revett would be exchanged for 0.1622 of a share of our common stock, for total consideration of approximately $18.8 million based on the based on the closing price of Hecla stock of $3.01 per share on May 5, 2015. The proposed merger is subject to approval by Revett's stockholders and other customary closing conditions. No assurance can be given as to whether the merger will be approved and consummated. See Item 1A – Risk Factors for information on potential risks relating to the merger and to us following the merger if it is consummated.

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

We strive to achieve excellent mine safety and health performance. We seek to implement this goal by: training employees in safe work practices; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; involving employees in the establishment of safety standards; and participating in the National Mining Association's CORESafety program. We attempt to implement reasonable best practices with respect to mine safety and emergency preparedness. We work with the Mine Safety and Health Administration ("MSHA") to address issues outlined in its investigations and inspections and continue to evaluate our safety practices.

Another challenge is the risk associated with environmental litigation and ongoing reclamation activities. As described in Part I, Item 1A. Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2014 and Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited), it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans.  We are involved in various environmental legal matters with no assurance that the estimate of our environmental liabilities, liquidity needs, or strategic plans will not be significantly impacted as a result of these matters or new matters that may arise. We strive to ensure that our activities are conducted in compliance with applicable laws and regulations and attempt to resolve environmental litigation on as favorable terms as possible.

Results of Operations

Sales of products by metal for the three-month periods ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Silver	$50,281	$43,883
Gold	48,620	57,085
Lead	14,670	14,858
Zinc	21,037	24,277
Less: Smelter and refining charges	(15,516)	(14,316)
Sales of products	$119,092	$125,787

For the first quarter of 2015, we recorded income applicable to common stockholders of $12.4 million ($0.03 per basic common share), compared to $11.5 million ($0.03 per basic common share) during the first quarter of 2014. The following factors led to the results for the first three months of 2015 compared to the same period in 2014:

•

A net foreign exchange gain in the first quarter of 2015 of $12.3 million versus a net gain of $4.1 million in the same period of 2014, as the acquisition of Aurizon has resulted in increased exposure to exchange fluctuations between the U.S. dollar and Canadian dollar.

•

Decreased average silver, gold, and lead prices for the first quarter of 2015 compared to the same period in 2014. Average zinc prices were slightly higher compared to the same period in the prior year.

		Three months ended March 31,
		2015	2014
Silver –	London PM Fix ($/ounce)	$16.72	$20.49
	Realized price per ounce	$17.18	$20.04
Gold –	London PM Fix ($/ounce)	$1,219	$1,294
	Realized price per ounce	$1,222	$1,298
Lead –	LME Final Cash Buyer ($/pound)	$0.82	$0.95
	Realized price per pound	$0.85	$0.98
Zinc –	LME Final Cash Buyer ($/pound)	$0.94	$0.92
	Realized price per pound	$0.94	$0.90

Average realized prices differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with customers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metal prices each period through final settlement.  For the first quarter of 2015, we recorded net positive price adjustments to provisional settlements of $2.1 million compared to net negative price adjustments to provisional settlements of $0.7 million in the first quarter of 2014. The price adjustments related to silver, gold, zinc and lead contained in our concentrate shipments were largely offset by gains and losses on forward contracts for those metals for each period. (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.

•

Decreases in gross profit of $5.0 million and $1.2 million in the first quarter of 2015 at our Casa Berardi and Lucky Friday units, respectively, compared to the first quarter of 2014. This was partially offset by increased gross profit at our Greens Creek unit in the first quarter of 2015 by $3.8 million. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment sections below.

•	A net gain on base metal derivative contracts of $5.8 million in the first quarter of 2015 compared to a gain of $9.5 million in the same period of 2014.
•

Unrealized losses on investments of $2.8 million in the first quarter of 2015 compared to gains of $0.7 million in the first quarter of 2014. The 2015 losses were the result of impairments of certain investments being deemed to be other-than-temporary.

•

An income tax provision of $1.4 million in the first quarter of 2015 compared to an income tax provision of $3.8 million in the first quarter of 2014. See the Corporate Matters section below for more information.

The Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three months ended March 31,
	2015	2014
Sales	$67,355	$63,596
Cost of sales and other direct production costs	(37,962)	(36,737)
Depreciation, depletion and amortization	(13,746)	(15,026)
Gross profit	$15,647	$11,833
Tons of ore milled	195,469	202,715
Production:
Silver (ounces)	2,035,966	1,787,137
Gold (ounces)	15,239	15,009
Zinc (tons)	13,920	15,041
Lead (tons)	4,930	4,825
Payable metal quantities sold:
Silver (ounces)	2,139,402	1,545,623
Gold (ounces)	13,612	11,509
Zinc (tons)	9,693	12,108
Lead (tons)	4,428	3,623
Ore grades:
Silver ounces per ton	13.78	12.44
Gold ounces per ton	0.12	0.12
Zinc percent	8.34	8.57
Lead percent	3.26	3.14
Mining cost per ton	$73.68	$66.89
Milling cost per ton	$28.74	$27.51
Cash Cost, After By-product Credits, per Silver Ounce (1)	$3.23	$1.58

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measures, can be found below in Reconciliation of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The $3.8 million increase in gross profit during the first quarter of 2015 compared to the same 2014 period was primarily the result of higher sales volume, despite significantly lower average prices for silver, gold, and lead. Higher silver and lead ore grades and higher silver and gold recovery, partially offset by lower zinc grades and higher labor costs also impacted gross profit. In addition, gross profit at Greens Creek was impacted by positive price adjustments to revenues of $1.9 million for the first quarter of 2015 compared to negative price adjustments of $0.4 million for the first quarter of 2014. Price adjustments to revenues result from changes in metals prices between transfer of title of concentrates to buyers and final settlements during the period.  The price adjustments related to silver, gold, zinc and lead contained in concentrate shipments were net of gains and losses on forward contracts for those metals for each period. The price adjustments and gains and losses on forward contacts discussed above are included in sales.

Mining and milling costs per ton increased by 10% and 4%, respectively, in the first quarter of 2015 compared to the same period in 2014. The increase in mining and milling costs was primarily the result of higher hourly and salary labor costs, due to higher staffing levels, and lower milled tons.

Depreciation, depletion and amortization expense was 9% less in the first quarter of 2015 compared to the same 2014 period, due primarily to the effect on units-of-production depreciation of weaker silver prices relative to base metal prices.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, per Silver Ounce for the first quarter of 2015 compared to the same period of 2014:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended March 31,
	2015	2014
Cash Cost, Before By-product Credits, per Silver Ounce	$23.14	$26.08
By-product credits	(19.91)	(24.50)
Cash Cost, After By-product Credits, per Silver Ounce	$3.23	$1.58

The increase in Cash Costs, After By-Product Credits, per Silver Ounce for the first quarter of 2015 compared to 2014 was the result of higher labor costs and lower by-product credits, partially offset by higher silver production.

Mining and milling costs decreased in the first quarter of 2015 compared to 2014 on a per-ounce basis, despite increasing on a per-ton basis as discussed above, due primarily to higher silver production resulting from improved silver grades and recovery.

Other cash costs per ounce for the first quarter of 2015 were lower compared to 2014 due to the effect of higher silver production and lower mine license tax.

Treatment costs were lower in the first quarter of 2015 compared to 2014 as a result of lower silver prices, as treatment costs include the value of silver not payable to us through the smelting process. The silver not payable to us is either recovered by the smelters through further processing or ultimately not recovered and included in the smelters’ waste material.

By-product credits per ounce were lower in the first quarter of 2015 compared to 2014 due to lower gold and lead prices and higher silver production due to increased silver ore grades.

The difference between what we report as “production” and “payable metal quantities sold” is attributable to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually payable by our customers according to the terms of the contracts.  Differences can also arise from inventory changes incidental to shipping schedules.  The difference in payable quantities sold for 2015 compared to 2014 is due mainly to timing of concentrate shipments.

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

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2015	2014
Sales	$19,891	$20,096
Cost of sales and other direct production costs	(13,474)	(13,196)
Depreciation, depletion and amortization	(2,866)	(2,196)
Gross profit	$3,551	$4,704
Tons of ore milled	74,245	79,089
Production:
Silver (ounces)	836,719	699,605
Lead (tons)	4,948	4,810
Zinc (tons)	2,167	2,050
Payable metal quantities sold:
Silver (ounces)	781,506	639,017
Lead (tons)	4,196	3,957
Zinc (tons)	1,450	1,395
Ore grades:
Silver ounces per ton	11.75	9.38
Lead percent	7.00	6.49
Zinc percent	3.19	3.00
Mining cost per ton	$84.68	80.99
Milling cost per ton	$20.27	20.59
Cash Cost, After By-product Credits, per Silver Ounce (1)	$9.05	$9.60

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measures, can be found below in Reconciliation of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

Gross profit decreased by $1.2 million in the first quarter of 2015 compared to 2014 primarily due to lower silver and lead prices, partially offset by increased metal production as a result of improved ore grades. Depreciation, depletion and amortization increased from first quarter 2014 due to the increased machinery and equipment invested in the mine.

Mining cost per ton was 5% higher in the first quarter of 2015 compared to the same period in 2014 due primarily to lower tonnage. Milling cost per ton was 2% lower in the first quarter of 2015 compared to 2014, as lower costs for consumables offset the impact of lower tonnage.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, per Silver Ounce for the first quarter of 2015 compared to the same period of 2014:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended March 31,
	2015	2014
Cash Cost, Before By-product Credits, per Silver Ounce	$21.68	$25.62
By-product credits	(12.63)	(16.02)
Cash Cost, After By-product Credits, per Silver Ounce	$9.05	$9.60

Cash Cost, After By-product Credits, per Silver Ounce for the first quarter of 2015 was lower than in the first quarter of 2014 due primarily to the increased silver production.

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

The #4 Shaft project, an internal shaft at the Lucky Friday mine, is expected, upon its completion, to provide deeper access in order to extend the mine's operational life. We commenced engineering and construction activities on the #4 Shaft in late 2008, and our Board of Directors gave its final approval of the project in August 2011. Construction of the #4 Shaft as currently designed is expected to cost approximately $225 million, an increase from the previous estimate of $215 million as a result of additional ground support and other design changes required as the shaft is deepened. Approximately $176 million has been spent as of March 31, 2015, with completion expected in 2016. We believe that our current capital resources will allow us to complete the project. However, there are a number of factors that could affect completion of the project, including: (i) a significant decline in metals prices, (ii) a reduction in available cash or credit, whether arising from decreased cash flow or other uses of available cash, (iii) increased regulatory burden, (iv) a significant increase in operating or capital costs, or (v) changing ground conditions.

Many of the employees at our Lucky Friday unit are represented by a union. The collective bargaining agreement with the union expires on April 30, 2016.

See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for contingencies related to various accidents and other events occuring at the Lucky Friday mine in prior preiods.

The Casa Berardi Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2015	2014
Sales	$31,846	$42,096
Cost of sales and other direct production costs	(22,528)	(27,808)
Depreciation, depletion and amortization	(8,643)	(8,581)
Gross profit	$675	$5,707
Tons of ore milled	188,095	186,143
Production:
Gold (ounces)	25,411	31,259
Silver (ounces)	5,912	5,111
Payable metal quantities sold:
Gold (ounces)	26,183	32,456
Silver (ounces)	5,627	5,063
Ore grades:
Gold ounces per ton	0.16	0.19
Silver ounces per ton	0.036	0.031
Mining cost per ton	$105.50	$121.15
Milling cost per ton	$21.94	$22.78
Cash Cost, After By-product Credits, per Gold Ounce (1)	$973.52	$886.28

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measures, can be found below in Reconciliation of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

Gross profit decreased by $5.0 million for the first quarter of 2015 compared to the same period in 2014. The decrease is primarily due to lower gold prices, ore grades, and recoveries. Tons of ore milled increased slightly in the first quarter to an average throughput of 2,090 tons per day compared to 2,068 tons per day for 2014.

Mining cost per ton for the first quarter of 2015 was 13% lower than the first quarter of 2014 primarily due to higher ore production and lower propane costs this year compared to last when a propane shortage resulted in higher prices. Foreign exchange differences also contributed to the lower costs, as the U.S. dollar was stronger relative to the Canadian dollar in the first quarter of 2015 than it was in the first quarter of 2014.

Milling cost per ton was down 4% in the first quarter of 2015 compared to the same period in 2014 mainly due to higher ore production and foreign exchange differences noted above.

Sales during the first quarter of 2015 totaled $31.8 million compared to $42.1 million in the first quarter of 2014. The decrease in 2015 is attributed to lower gold prices, ore grades, and recoveries. The lower grades are a result of mine sequencing. Recoveries are lower due to new metallurgical characteristics of ore from the 118 Zone, requiring adjustments to the mill which are expected to improve recoveries starting in the second quarter. Our average realized sale price per ounce of gold during 2015 was $1,222 compared to $1,298 for the same period in 2014.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, per Gold Ounce for the first quarter of 2015:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended March 31,
	2015	2014
Cash Cost, Before By-product Credits, per Silver Ounce	$977.34	$889.61
By-product credits	(3.82)	(3.33)
Cash Cost, After By-product Credits, per Silver Ounce	$973.52	$886.28

The increase in Cash Cost, After By-product Credits, per Gold Ounce for the first quarter of 2015 compared to the first quarter of 2014 was primarily the result of lower gold production due to decreased ore grades and recoveries.

Mining and milling cost per ounce increased in the first quarter of 2015 compared to the same period of 2014 due to lower gold production, partially offset by foreign exchange differences.

The difference between what we report as "production" and "payable metal quantities sold" is mainly attributable to inventory changes incidental to the timing of sales of refined metals and shipping schedules.

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

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans, while affording a significant benefit to our employees, also represent a significant liability to us. The liability recorded for the funded status of our plans was $40.4 million and $43.7 million as of March 31, 2015 and December 31, 2014, respectively. In January 2015, we contributed approximately $5.0 million in shares of our common stock to our defined benefit plans, with no additional contributions anticipated in 2015. While the economic variables which will determine future funding requirements are uncertain, we expect contributions to increase in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Income Taxes

We continue to have a net deferred tax asset in the U.S. and a net deferred tax liability in Canada. Our U.S. net deferred tax asset at March 31, 2015 totaled $108.6 million, or 5% of total assets, a decrease of $2.4 million from the $111.0 million net deferred tax asset at December 31, 2014. The largest component of the deferred tax asset is net operating loss carryforwards which are available to be applied against future taxable income. The next largest component is deferred exploration expense. Each reporting period we assess our deferred tax assets utilizing long-range forecasts to provide reasonable assurance that they will be realized through future earnings. At March 31, 2015, we retained a valuation allowance on U.S. deferred tax assets of $6.3 million, primarily for foreign tax credits. A $29.8 million valuation allowance remains on deferred tax assets in foreign jurisdictions.

Our net Canadian deferred tax liability at March 31, 2015 was $138.4 million, a decrease of $15.0 million from the $153.4 million net deferred tax liability at December 31, 2014. The deferred tax liability is the result of the acquisition of Aurizon completed on June 1, 2013, and is primarily related to the excess of the fair market value of the assets acquired over the tax bases of those assets for Canadian tax reporting, with the majority of that value allocated to mineral resources and reserves.

Our effective tax rate for the three months ended March 31, 2015 was 10% compared to 24% for the three months ended March 31, 2014. The change in the effective tax rate is primarily due to the effects of the U.S. deduction for percentage depletion and the impact of taxation in foreign jurisdictions.

Reconciliation of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits, Per Ounce (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The tables below present reconciliations between the non-GAAP measures of Cash Cost, Before By-product Credits, per Ounce and Cash Cost, After By-product Credits, per Ounce to the most comparable GAAP measures of cost of sales and other direct production costs and depreciation, depletion and amortization for our operations at the Greens Creek, Lucky Friday, and Casa Berardi units for the three-month periods ended March 31, 2015 and 2014.

Cash Cost, After By-product Credits, per Ounce is an important operating statistic that we utilize to measure each mine's operating performance. It also allows us to benchmark the performance of each of our mines versus those of our competitors. As a primary silver mining company, we also use the statistic on an aggregate basis - aggregating the Greens Creek and Lucky Friday mines - to compare our performance with that of other primary silver mining companies. With regard to Casa Berardi, we use Cash Cost, After By-product Credits, per Gold Ounce to compare its performance with other gold mines. Similarly, the statistic is useful in identifying acquisition and investment opportunities as it provides a common tool for measuring the financial performance of other mines with varying geologic, metallurgical and operating characteristics.

Cash Cost, Before By-product Credits, per Ounce include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining expense, on-site general and administrative costs, royalties and mining production taxes. By-product credits include revenues earned from all metals other than the primary metal produced at each unit. Cash Cost, After By-product Credits, per Ounce provides management and investors an indication of operating cash flow, after consideration of the average price, received from production. Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective. Cash Cost, After By-product Credits, per Ounce is a measure developed by precious metals companies (including the Silver Institute) in an effort to provide a uniform standard for comparison purposes. There can be no assurance, however, that our reporting of this non-GAAP measure is the same as that reported by other mining companies.

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

As depicted in the Greens Creek Unit and the Lucky Friday Unit tables below, by-product credits comprise an essential element of our silver unit cost structure, distinguishing our silver operations due to the polymetallic nature of their orebodies. By-product credits included in our presentation of Cash Cost, After By-product Credits, per Silver Ounce include:

In thousands (except per ounce amounts)	Total, Greens Creek and Lucky Friday Units
	Three months ended March 31,
	2015	2014
By-product value, all silver properties:
Zinc	$21,690	$22,956
Gold	15,508	16,260
Lead	13,893	15,767
Total by-product credits	$51,091	$54,983

By-product credits per silver ounce, all silver properties
Zinc	$7.55	$9.23
Gold	5.40	6.54
Lead	4.84	6.34
Total by-product credits	$17.79	$22.11

By-product credits included in our presentation of Cash Cost, After By-product Credits, per Gold Ounce for our Casa Berardi Unit include:

In thousands (except per ounce amounts)	Casa Berardi Unit
	Three months ended March 31,
	2015	2014
Silver by-product value	$97	$104
Silver by-product credits per gold ounce	$3.82	$3.33

Cost of sales and other direct production costs and depreciation, depletion and amortization are the most comparable financial measures calculated in accordance with GAAP to Cash Cost, After By-product Credits.  The sum of the cost of sales and other direct production costs and depreciation, depletion and amortization for our operating units in the tables below is presented in our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (Unaudited).

In thousands (except per ounce amounts)	Total, Greens Creek and Lucky Friday Units
	Three Months Ended March 31,
	2015	2014
Cash Cost, Before By-product Credits (1)	$65,246	$64,519
By-product credits	(51,090)	(54,983)
Cash Cost, After By-product Credits	14,156	9,536
Divided by ounces produced	2,873	2,487
Cash Cost, Before By-product Credits, per Silver Ounce Produced	22.71	25.94
By-product Credits per Silver Ounce Produced	(17.78)	(22.11)
Cash Cost, After By-product Credits, per Silver Ounce Produced	$4.93	$3.83
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$14,156	$9,536
Depreciation, depletion and amortization	16,612	17,222
Treatment costs	(19,921)	(19,906)
By-product credits	51,090	54,983
Change in product inventory	5,718	4,795
Reclamation and other costs	393	525
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$68,048	$67,155

In thousands (except per ounce amounts)	Greens Creek Unit
	Three Months Ended March 31,
	2015	2014
Cash Cost, Before By-product Credits (1)	$47,113	$46,599
By-product credits	(40,531)	(43,777)
Cash Cost, After By-product Credits	6,582	2,822
Divided by ounces produced	2,036	1,787
Cash Cost, Before By-product Credits, per Silver Ounce	23.14	26.08
By-product Credits per Silver Ounce	(19.91)	(24.50)
Cash Cost, After By-product Credits, per Silver Ounce	$3.23	$1.58
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$6,582	$2,822
Depreciation, depletion and amortization	13,746	15,026
Treatment costs	(15,233)	(15,389)
By-product credits	40,531	43,777
Change in product inventory	5,694	4,999
Reclamation and other costs	388	528
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$51,708	$51,763

In thousands (except per ounce amounts)	Lucky Friday Unit
	Three Months Ended March 31,
	2015	2014
Cash Cost, Before By-product Credits (1)	$18,133	$17,920
By-product credits	(10,559)	(11,206)
Cash Cost, After By-product Credits	7,574	6,714
Divided by ounces produced	837	700
Cash Cost, Before By-product Credits, per Silver Ounce	21.68	25.62
By-product Credits per Silver Ounce	(12.63)	(16.02)
Cash Cost, After By-product Credits, per Silver Ounce	$9.05	$9.60
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$7,574	$6,714
Depreciation, depletion and amortization	2,866	2,196
Treatment costs	(4,688)	(4,517)
By-product credits	10,559	11,206
Change in product inventory	24	(204)
Reclamation and other costs	5	(3)
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$16,340	$15,392

In thousands (except ounce and per ounce amounts)	Casa Berardi Unit
	Three months ended March 31,
	2015	2014
Cash Cost, Before By-product Credits (1)	$24,835	$27,808
By-product credits	(97)	(104)
Cash Cost, After by-product credits	24,738	27,704
Divided by gold ounces produced	25,411	31,259
Cash Cost, Before By-product Credits, per Gold Ounce	977.34	889.61
By-product Credits per Gold Ounce	(3.82)	(3.33)
Cash Cost, After By-product Credits, per Gold Ounce	$973.52	$886.28
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$24,738	$27,704
Depreciation, depletion and amortization	8,643	8,581
Treatment costs	(153)	(98)
By-product credits	97	104
Change in product inventory	(2,272)	(107)
Reclamation and other costs	118	205
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$31,171	$36,389

In thousands	Total, All Locations
	Three months ended March 31,
	2015	2014
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$38,894	$37,240
Depreciation, depletion and amortization	25,255	25,803
Treatment costs	(20,074)	(20,004)
By-product credits	51,187	55,087
Change in product inventory	3,446	4,688
Reclamation and other costs	511	730
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$99,219	$103,544

(1)

Includes all direct and indirect operating costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mining production taxes, after by-product revenues earned from all metals other than the primary metal produced at each unit.

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	March 31, 2015	December 31, 2014
Cash and cash equivalents held in U.S. dollars	$176.7	$180.9
Cash and cash equivalents held in foreign currency	19.5	28.8
Total cash and cash equivalents	196.2	209.7
Marketable equity securities - non-current	4.3	4.9
Total cash, cash equivalents and investments	$200.5	$214.6

Cash and cash equivalents decreased by $13.5 million in the first three months of 2015, as discussed below, while the value of non-current marketable equity securities decreased by $0.6 million (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

The #4 Shaft project, which is discussed further in the Lucky Friday Segment section above, is expected to involve capital expenditures of approximately $225 million through 2016, including approximately $176 million that has been spent on the project as of March 31, 2015.

Pursuant to our common stock dividend policy described in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), our Board of Directors declared and paid dividends on common stock totaling $0.9 million in the first quarter of 2015 and $0.9 million in the first quarter of 2014. On May 6, 2015, our Board of Directors declared a dividend on common stock totaling $0.9 million payable in June 2015. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of March 31, 2015, 934,100 shares have been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at May 5, 2015, was $3.01 per share.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or financing. There can be no assurance that such financing will be available to us.

As a result of our current cash balances, the performance of our current operations, current metals prices, and full availability of our $100 million revolving credit facility, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing (including equity issuances) if needed will be adequate to meet our obligations and other potential cash requirements during the next 12 months. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Notes, capital outlays for the #4 Shaft project and other capital expenditures, potential repurchases of our common stock under the program described above, and payment of dividends on common stock, if declared by our board of directors.  We currently estimate that a total of approximately $145 million will be spent on capital expenditures, primarily for equipment, infrastructure, and development at our mines, in 2015.  We also estimate that exploration and pre-development expenditures will total approximately $18 million in 2015. However, capital, exploration, and pre-development expenditures may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate costs, sources of liquidity available to us, and other factors. A sustained downturn in metals prices or significant increase in operational or capital costs, other uses of cash, or other factors beyond our control could impact our plans.

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash provided by operating activities (in millions)	$21.4	$30.4

Cash provided by operating activities in the first quarter of 2015 decreased by $9.0 million compared to the same period in 2014. The reduction was primarily due to working capital and other operating asset and liability changes which resulted in a net cash flow decrease of $8.0 million in the first three months of 2015 compared to a net increase in cash flows of $6.3 million in the 2014 period.   The $14.3 million variance in working capital changes is attributed to higher accounts receivable balances due to the timing of sales at Greens Creek and Casa Berardi, an increased portion of incentive compensation related to prior-year performance paid in cash rather than stock, and lower accrued taxes due to the timing of tax payments. These factors were partially offset by smaller reductions in accounts payable due to the timing of capital spending at the operations. In addition, income, as adjusted for non-cash items, was higher by $5.3 million, due primarily to increased sales volumes and the impact of a weaker Canadian dollar relative to the U.S. dollar in the first quarter of 2015 compared to the same period in 2014.

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash used in investing activities (in millions)	$(27.9)	$(29.4)

During the first quarter of 2015 we invested $27.0 million in capital expenditures, not including $1.6 million in non-cash capital lease additions, compared to $26.9 million, not including $2.2 million in capital lease additions, in the same period in 2014.  We acquired investments for $0.9 million in the first quarter of 2015. Restricted investments related to reclamation bonding at the Casa Berardi unit increased by $2.5 million during the first quarter of 2014. In June, such restricted investments were replaced by a letter of credit.

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash used in financing activities (in millions)	$(4.4)	$(3.9)

We paid cash dividends of $0.9 million on our common stock and cash dividends of $0.1 million on our Series B Preferred Stock during each of the first quarters of 2015 and 2014. We made repayments on our capital leases of $2.3 million and $2.4 million in the three month periods ended March 31, 2015 and 2014, respectively. In addition, during the first quarter of 2015, we acquired treasury shares for $0.9 million as the result of employees' elections to satisfy their tax withholding obligations related to incentive compensation paid in stock through net share settlement. (see Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information). No treasury shares were acquired in the first quarter of 2014 due to the timing of incentive compensation payments.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Notes, outstanding purchase orders, certain capital expenditures, our credit facility and lease arrangements as of March 31, 2015 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligations (1)	$13,919	$—	$—	$—	$13,919
Commitment fees (2)	500	1,317	—	—	1,817
Contractual obligations (3)	3,009	1,012	—	—	4,021
Capital lease commitments (4)	10,195	10,818	1,700	—	22,713
Operating lease commitments (5)	3,433	5,726	2,213	1,561	12,933
Supplemental executive retirement plan (6)	346	716	750	2,304	4,116
Notes (7)	34,822	69,644	69,644	544,224	718,334
Total contractual cash obligations	$66,224	$89,233	$74,307	$548,089	$777,853

(1)

Consist of open purchase orders of approximately $9.3 million at the Greens Creek unit, $3.5 million at the Lucky Friday unit and $1.1 million at the Casa Berardi unit.  Included in these amounts are approximately $0.5 million, $2.1 million, and $0.8 million related to various capital projects at the Greens Creek, Lucky Friday and Casa Berardi units, respectively.

(2)

We have a $100 million revolving credit agreement under which we are required to pay a standby fee of 0.5% per annum on undrawn amounts under the revolving credit agreement. There was no amount drawn under the revolving credit agreement as of March 31, 2015, and the amounts above assume no amounts will be drawn during the agreement's term.  For more information on our credit facility, see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)	As of March 31, 2015, we were committed to approximately $4.0 million for various non-capital items.

(4)

Includes scheduled capital lease payments of $15.5 million, $4.1 million, and $3.1 million (including interest), respectively, for equipment at our Greens Creek, Lucky Friday and Casa Berardi units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At March 31, 2015, our liabilities for these matters totaled $57.4 million. Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. See The Greens Creek Segment above for more information regarding our closure and reclamation obligations there. For additional information relating to our environmental obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

As discussed in Overview, in March 2015 we entered into an agreement to acquire Revett. See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited)for a discussion of our commitment, upon satisfaction of certain conditions, to close the proposed acquisition of Revett and issue shares of our common stock as consideration.

Off-Balance Sheet Arrangements

At March 31, 2015, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2014. As described in Note 1 of the annual report, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under Item 1A. - Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2014, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in exchange-traded funds, industrial demand, and consumer demand. Gold demand arises primarily from investment and consumer demand.  Investment demand for silver and gold is influenced by various factors, including:  the value of the U.S. Dollar and other currencies, changing U.S. budget deficits, widening availability of exchange-traded funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertainty concerning a global economic recovery could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth, and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  Consumer demand is driven significantly by demand for jewelry and similar retail products. We believe that industrial and economic trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer demand for silver and gold and industrial demand for silver.  However, there can be no assurance whether these trends will continue or how they will impact prices of the metals we produce. In the past, we have recorded impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

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

 Sales of all metals products sold directly to customers are recorded as revenues when title and risk of loss transfer to the customer (generally at the time of shipment) at estimated forward metals prices for the estimated month of settlement. Due to the time elapsed between the time of shipment to the customer and final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales and trade accounts receivable are adjusted to estimated settlement metals prices until final settlement by the customer. Changes in metals prices between shipment and final settlement result in changes to revenues and accounts receivable previously recorded upon shipment.  As a result, our trade accounts receivable balances are subject to changes in metals prices until final settlement occurs.  For more information, see part N. Revenue Recognition of Note 1 of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2014.

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

 Mineral Reserves

Critical estimates are inherent in the process of determining our reserves. Our reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. Metals prices are estimated at long-term averages, as described in Item 2. — Property Descriptions in our annual report filed on Form 10-K for the year ended December 31, 2014. Our assessment of reserves occurs at least annually, and periodically utilizes external audits.

Reserves are a key component in the valuation of our properties, plants and equipment. Reserve estimates are used in determining appropriate rates of units-of-production depreciation, with net book value of many assets depreciated over remaining estimated reserves. Reserves are also a key component in forecasts, with which we compare future cash flows to current asset values in an effort to ensure that carrying values are reported appropriately. Reserves also play a key role in the valuation of certain assets in the determination of the purchase price allocations for acquisitions (see Business Combinations below).  Reserves are a culmination of many estimates and are not guarantees that we will recover the indicated quantities of metals or that we will do so at a profitable level.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at March 31, 2015, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (Item 1A. – Risk Factors of this Form 10-Q and of our annual report filed on Form 10-K for the year ended December 31, 2014).

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when title and risk of loss transfers to the customer (generally at the time of shipment) at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our annual report filed on Form 10-K for the year ended December 31, 2014).  At March 31, 2015, metals contained in concentrates and exposed to future price changes totaled approximately 1.7 million ounces of silver, 6,916 ounces of gold, 13,614 tons of zinc, and 4,595 tons of lead.  If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $6.9 million.  However, as discussed in Commodity-Price Risk Management below, we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

Commodity-Price Risk Management

At times, we use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in the market. These instruments do, however, expose us to (i) credit risk in the event of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions.

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, we use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At March 31, 2015, we recorded the following balances related to these contracts:

•	a current asset of $6.8 million which is included in other current assets and is net of $0.9 million in contracts in a fair value current liability position; and
•	a non-current asset of $7.5 million which is included in other non-current assets and is net of $0.2 million in contracts in a fair value current liability position.

We recognized a $0.3 million net gain during the first three months of 2015 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net gain recognized on the contracts offsets losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $5.8 million net gain during the first three months of 2015 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments, which includes $1.9 million in gains realized on settled contracts. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net gain during the first three months of 2015 is the result of decreasing zinc and lead prices. This program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following table summarizes the quantities of metals committed under forward sales contracts at March 31, 2015:

	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2015 settlements	1,587	6	25,849	8,874	$16.71	$1,194	$0.94	$0.81

Contracts on forecasted sales
2015 settlements	—	—	27,999	22,487	N/A	N/A	$0.95	$1.10
2016 settlements	—	—	44,699	34,337	N/A	N/A	$0.99	$1.03
2017 settlements	—	—	1,984	—	N/A	N/A	$1.04	N/A

The contracts represent 30% of the forecasted zinc production at an average price of $0.98 per pound for the period from the second quarter of 2015 to the end of 2017 and 29% of the forecasted lead production at an average price of $1.05 per pound for the period from the second quarter of 2015 to the end of 2017.

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates of the currencies involved, particularly between the U.S. dollar and Canadian dollar. On June 1, 2013, we completed the acquisition of Aurizon Mines Ltd., which gave us ownership of the Casa Berardi mine and various mineral interests in Quebec, Canada. We have determined that the functional currency for our Canadian operations is the U.S. dollar. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from Canadian dollars to U.S. dollars are recorded to earnings each period. For the first quarter of 2015, we recognized a net foreign exchange gain of $12.3 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. We currently do not utilize forward contracts or other contracts to manage our exposure to foreign currency fluctuations, but we may do so in the future. A 1% change in the exchange rate between the U.S. dollar and Canadian dollar from the rate at March 31, 2015 would have resulted in a change of approximately $1.4 million in our net foreign exchange gain.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of March 31, 2015, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Item 1A – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2014 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results. Additional risk factors have been added in this Form 10-Q to provide updated information, as set forth below.

On March 26, 2015, we and Revett Mining Company, Inc. (Revett) entered into a merger agreement pursuant to which we would acquire all of the issued and outstanding common stock of Revett. See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The proposed merger is subject to approval by Revett's stockholders. The information below includes additional risk factors related to the potential acquisition.

Risk Factors Relating to the Merger

The merger with Revett may not be completed on the terms or timeline currently contemplated or at all. Failure to complete the merger could negatively impact the price of our stock and our future business and financial results.

The completion of the merger is subject to certain conditions, including (1) approval by Revett stockholders, (2) the effectiveness of certain filings with the SEC, (3) the absence of certain legal impediments, (4) certain environmental risk transfer program and other insurance policies relating to the Troy Mine continuing to be in full force and effect, and (5) other customary closing conditions. There can be no assurance that the merger will be consummated on the terms or timeline currently contemplated, or at all. We have expended and will continue to expend a significant amount of time and resources on the merger, and a failure to consummate the merger as currently contemplated, or at all, could have a material adverse effect on our business and results of operations.

If the merger is not completed, our ongoing business may be adversely affected and we will be subject to several risks, including the following:

•

Having to pay substantial other costs and expenses relating to the proposed transaction, such as legal, accounting, filing, printing and mailing fees and integration costs that have already been incurred and will continue to be incurred;

•	the focus of management on the merger instead of on pursuing other opportunities that could be beneficial to us; and

•	the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the merger will be completed;

in each case, without realizing any of the anticipated benefits of having the merger completed. In addition, if the merger is not completed, we may experience negative reactions from the financial markets and from our employees and other stakeholders. We could also be subject to litigation related to any failure to complete the merger or to perform our obligations under the merger agreement. If the merger is not completed, we cannot assure our stockholders that these risks will not materialize and will not materially affect our business, financial results and stock price.

The exchange ratio is fixed and will not be adjusted in the event of any change in either Hecla’s or Revett’s stock price.

Upon closing of the merger, each share of Revett common stock (other than shares owned by Revett or us, which will be cancelled) will be converted into the right to receive 0.1622 of a share of our common stock, with cash paid in lieu of fractional shares. This exchange ratio was fixed in the merger agreement and will not be adjusted for changes in the market price of either our common stock or Revett's common stock. Changes in the price of our common stock prior to the merger will affect the market value that Revett stockholders will receive on the date of the merger. Stock price changes may result from a variety of factors (many of which are beyond the control of us or Revett), including, without limitation, the following:

•	changes in our or Revett’s businesses, operations, performance and prospects;

•	changes in market assessments of the business, operations and prospects of us or Revett;

•	investor behavior and strategies, including market assessments of the likelihood that the merger will be completed, including related considerations regarding regulatory clearance of the merger;

•	interest rates, metals prices, general market and economic conditions and other factors generally affecting the price of our and Revett’s common stock; and

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and Revett operate.

The price of our common stock at the closing of the merger may vary from its price on the date the merger agreement was executed, on the date of this Form 10-Q and on the date of the special meeting of Revett. As a result, the market value represented by the exchange ratio will also vary.

Any delay in completing the merger may reduce or eliminate the expected benefits from the merger.

In addition to the required Revett stockholder approval, the merger is subject to a number of other conditions beyond our and Revett’s control that may prevent, delay or otherwise materially adversely affect its completion. We and Revett cannot predict whether and when these other conditions will be satisfied. Furthermore, obtaining the required approval could delay the completion of the merger for a significant period of time or prevent it from occurring. Any delay in completing the merger could cause us not to realize some or all of the benefits that we expect to achieve if the merger is successfully completed within its expected time frame.

The merger will involve substantial costs.

We have incurred and expect to continue to incur substantial costs and expenses relating directly to the transaction, including fees and expenses payable to legal, accounting and financial advisors and other professional fees relating to the transaction, insurance premium costs, fees and costs relating to regulatory filings and notices, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses.

In connection with the announcement of the merger agreement, putative class action lawsuits have been filed and are pending as of the date hereof, seeking, among other things, to enjoin the merger, and an adverse ruling in any of these lawsuits may prevent the merger from being effective or from becoming effective within the expected time frame.

While Revett’s and our respective directors and management teams believe that the allegations in the complaints are without merit and intend to defend vigorously against these allegations, there can be no assurance as to the outcome of these, or any similar future lawsuits, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. If any plaintiffs are successful in obtaining an injunction with respect to the merger, such an injunction may prevent the completion of the merger on the agreed upon terms, in the expected time frame or altogether. Whether the plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business.

Risk Factors Relating to Us Following the Merger

We will incur transaction and integration costs in connection with the merger.

We expect to incur transaction fees and other costs related to the merger. In addition to transaction costs related to the merger, we will incur integration costs following the completion of the merger as we integrate the Revett business with ours.

After completion of the merger, we may fail to realize anticipated benefits.

The success of the merger will depend, in part, on our ability to realize the anticipated benefits from the acquisition of Revett. If we are not able to successfully integrate Revett into our operations within the anticipated time frame, or at all, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

The market price of our common stock following the merger may decline in the future as a result of the merger.

The market price of our common stock may decline in the future as a result of the merger for a number of reasons, including the unsuccessful integration of Revett and us, our failure to achieve the perceived benefits of the merger, including financial results, difficulties in permitting Revett's Rock Creek project, costs associated with reclamation of Revett's Troy mine, or declines in the mining industry, the market prices of silver and gold, our business or the economy as a whole. These factors are, to some extent, beyond our control.

Legal challenges could prevent the Rock Creek project from ever being developed.

Revett’s proposed development of Rock Creek has been challenged by several regional and national conservation groups at various times since the U.S. Forest Service issued its initial Record of Decision in 2003 approving Revett’s plan of operation. Some of these challenges have alleged violations of a variety of federal and state laws and regulations pertaining to Revett’s permitting activities at Rock Creek, including the Endangered Species Act, the National Environmental Policy Act, the 1872 Mining Law, the Federal Land Policy Management Act, theWilderness Act, the National Forest Management Act, the Clean Water Act, the Clean Air Act, the Forest Service Organic Act of 1897, and the Administrative Procedural Act. Although Revett has successfully addressed most of these challenges, Revett was directed by the Montana Federal District Court in May 2010 to produce a Supplemental Environmental Impact Statement (“SEIS”) to address National Environmental Policy Act procedural deficiencies that were identified by the court. We cannot predict with any degree of certainty how possible future challenges will be resolved. Rock Creek is the significant asset owned by Revett. New court challenges to the SEIS and a revised Record of Decision may delay the planned development at Rock Creek. If we were successful in completing the SEIS and defending any challenges, we would still be required to comply with a number of requirements and conditions as development progresses, failing which could result in denial of the ability to continue with development activities. Even if Rock Creek is permitted, there is no assurance that it will be successfully developed or operated, including, among other reasons, because financing necessary to develop the project may be unavailable.

The reclamation liability at Troy Mine could be substantial.

Revett’s financial obligations to reclaim, restore and close Troy mine are presently covered by a $12.9 million surety bond, which includes $6.5 million in a restricted cash account. In late 2012, Montana Department of Environmental Quality and the U.S. Forest Service issued a new Environmental Impact Statement and Record of Decision pertaining to the Troy reclamation. Revett does not presently know whether the revised reclamation plan as a result of the recent regulatory actions will increase its bonding costs. Laws governing the closure of mining operations in Montana have become more stringent since Troy mine was first placed into production. These factors could result in the imposition of a higher bond. Revett’s reclamation liability for Troy mine is not limited by the amount of the bond itself; the bond serves only as security for the payment of these obligations. If the merger is completed, we would necessarily have to pay for any increase in actual costs over and above the maximum allowed under the bond. Reclamation costs at the Troy mine could be significant and could have a material adverse effect on our business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On January 14, 2015, we issued 1,764,086 unregistered shares of our common stock in private placements to the Hecla Mining Company Retirement Plan Trust and The Lucky Friday Pension Plan Trust, in order to satisfy the funding requirements for those defined benefit pension plans. The shares were subsequently registered for resale on a Form S-3 on January 14, 2015. We did not receive any proceeds from the sale of the shares. The shares had a value of $5.0 million at the time of issuance.

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

HECLA MINING COMPANY
(Registrant)

Date:	May 7, 2015	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	May 7, 2015	By:	/s/ James A. Sabala
James A. Sabala, Senior Vice President and
Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – March 31, 2015

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

4.2(a)

Registration Rights Agreement, dated as of January 14, 2015, among Hecla Mining Company, as Issuer, Hecla Mining Company Retirement Plan Trust, which is the funding vehicle for the Hecla Mining Company Retirement Plan, a tax-qualified employee benefit pension plan sponsored by Hecla Mining Company, and the Lucky Friday Pension Plan Trust, which is the funding vehicle for the Lucky Friday Pension Plan. Filed as exhibit 4.3 to Registrant’s S-3ASR filed on January 14, 2015 (File No. 1-8491), and incorporated herein by reference.

4.2(b)

Indenture dated as of April 12, 2013, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining company, as Guarantors thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 15, 2013 (File No. 1-8491), and incorporated herein by reference.

4.2(c)

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

99.1

Agreement and Plan of Merger by and among Revett Mining Company, Inc., Hecla Mining Company and RHL Holdings, Inc., dated as of March 26, 2015, (Set forth as Appendix A to the preliminary proxy statement/prospectus included in the Company's registration statement on Form S-4 (registration no. 333-203533) filed on April 20, 2015 and incorporated herein by reference).

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