Form 10-Q
period 2015-06-30
HECLA MINING CO/DE/
filed 2015-08-06
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      .    No XX.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding August 4, 2015
Common stock, par value $0.25 per share	377,697,406

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2015

INDEX*

*Items 2, 3 and 5 of Part II are omitted as they are not applicable.

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$191,574	$209,665
Accounts receivable:
Trade	7,781	17,696
Taxes	10,299	10,392
Other, net	14,220	6,792
Inventories:
Concentrates, doré, and stockpiled ore	29,353	25,999
Materials and supplies	23,051	21,474
Current deferred income taxes	8,766	12,029
Other current assets	14,040	12,312
Total current assets	299,084	316,359
Non-current investments	2,672	4,920
Non-current restricted cash and investments	957	883
Properties, plants, equipment and mineral interests, net	1,863,440	1,831,564
Non-current deferred income taxes	105,739	98,923
Reclamation insurance asset	16,800	—
Other non-current assets and deferred charges	3,576	9,415
Total assets	$2,292,268	$2,262,064
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$44,500	$41,869
Accrued payroll and related benefits	23,163	27,956
Accrued taxes	2,420	4,241
Current portion of capital leases	9,894	9,491
Current portion of debt	1,789	—
Other current liabilities	6,236	5,797
Current portion of accrued reclamation and closure costs	21,191	1,631
Total current liabilities	109,193	90,985
Capital leases	10,187	13,650
Accrued reclamation and closure costs	70,718	55,619
Long-term debt	501,376	498,479
Non-current deferred tax liability	137,716	153,300
Other non-current liabilities	51,504	53,057
Total liabilities	880,694	865,090
Commitments and contingencies (Notes 2, 4, 7, 9, and 11)
SHAREHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, authorized 500,000,000 shares; issued and outstanding 2015 — 376,732,868 shares and 2014 — 367,376,863 shares	94,771	92,382
Capital surplus	1,515,362	1,486,750
Accumulated deficit	(157,547)	(141,306)
Accumulated other comprehensive loss	(31,250)	(32,031)
Less treasury stock, at cost; 2015 — 2,435,518 shares and 2014 — 2,151,482 shares issued and held in treasury	(9,801)	(8,860)
Total shareholders’ equity	1,411,574	1,396,974
Total liabilities and shareholders’ equity	$2,292,268	$2,262,064

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Sales of products	$104,197	$117,502	$223,289	$243,289
Cost of sales and other direct production costs	67,567	71,039	141,532	148,780
Depreciation, depletion and amortization	27,166	27,735	52,420	53,538
	94,733	98,774	193,952	202,318
Gross profit	9,464	18,728	29,337	40,971
Other operating expenses:
General and administrative	8,296	8,159	17,016	16,100
Exploration	4,592	3,140	9,208	7,290
Pre-development	1,618	437	2,138	856
Other operating expense	766	693	1,394	1,411
Provision for closed operations and environmental matters	9,335	1,267	9,802	2,371
Acquisition costs	2,147	—	2,147	—
	26,754	13,696	41,705	28,028
Income (loss) from operations	(17,290)	5,032	(12,368)	12,943
Other income (expense):
Loss on disposition of investments	(166)	—	(166)	—
Unrealized gain (loss) on investments	(117)	(608)	(2,960)	80
Gain (loss) on derivative contracts	(887)	(11,601)	4,905	(2,149)
Net foreign exchange gain (loss)	(1,833)	(5,382)	10,441	(1,248)
Interest and other income	35	97	73	176
Interest expense, net of amount capitalized	(6,541)	(6,962)	(12,733)	(13,802)
	(9,509)	(24,456)	(440)	(16,943)
Loss before income taxes	(26,799)	(19,424)	(12,808)	(4,000)
Income tax benefit (provision)	132	5,025	(1,307)	1,242
Net loss	(26,667)	(14,399)	(14,115)	(2,758)
Preferred stock dividends	(138)	(138)	(276)	(276)
Loss applicable to common shareholders	$(26,805)	$(14,537)	$(14,391)	$(3,034)
Comprehensive loss:
Net loss	$(26,667)	$(14,399)	$(14,115)	$(2,758)
Unrealized loss and amortization of prior service on pension plans	—	(1,192)	—	(1,192)
Reclassification of loss on disposition or impairment of marketable securities included in net loss	166	—	2,993	—
Unrealized holding (losses) gains on investments	(1,321)	(996)	(2,212)	354
Comprehensive income (loss)	$(27,822)	$(16,587)	$(13,334)	$(3,596)
Basic loss per common share after preferred dividends	$(0.07)	$(0.04)	$(0.04)	$(0.01)
Diluted loss per common share after preferred dividends	$(0.07)	$(0.04)	$(0.04)	$(0.01)
Weighted average number of common shares outstanding - basic	371,295	344,216	370,042	343,437
Weighted average number of common shares outstanding - diluted	371,295	344,216	370,042	343,437
Cash dividends declared per common share	$0.0025	$0.0025	$0.0050	$0.0050

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2015	June 30, 2014
Operating activities:
Net loss	$(14,115)	$(2,758)
Non-cash elements included in net loss:
Depreciation, depletion and amortization	52,966	54,045
Loss on investments	3,043	—
Loss on disposition of properties, plants, equipment, and mineral interests	190	44
Provision for reclamation and closure costs	10,256	2,710
Stock compensation	2,261	2,561
Deferred income taxes	(705)	(6,840)
Amortization of loan origination fees	910	1,135
Loss on derivative contracts	7,812	6,231
Foreign exchange gain	(9,672)	(55)
Other non-cash charges, net	25	(986)
Change in assets and liabilities, net of business acquired:
Accounts receivable	2,469	8,398
Inventories	(3,417)	(2,418)
Other current and non-current assets	(3,904)	1,617
Accounts payable and accrued liabilities	(4,210)	(17,084)
Accrued payroll and related benefits	803	9,069
Accrued taxes	(1,938)	2,582
Accrued reclamation and closure costs and other non-current liabilities	9,399	(1,222)
Cash provided by operating activities	52,173	57,029
Investing activities:
Additions to properties, plants, equipment and mineral interests	(58,272)	(57,461)
Acquisition of Revett, net of cash acquired	(809)	—
Proceeds from disposition of properties, plants and equipment	153	238
Purchases of investments	(947)	—
Changes in restricted cash and investment balances	—	4,334
Net cash used in investing activities	(59,875)	(52,889)
Financing activities:
Proceeds from exercise of warrants	—	14,112
Acquisition of treasury shares	(941)	(1,501)
Dividends paid to common shareholders	(1,850)	(1,715)
Dividends paid to preferred shareholders	(276)	(276)
Credit availability and debt issuance fees paid	(123)	(577)
Repayments of capital leases	(4,940)	(4,525)
Net cash (used in) provided by financing activities	(8,130)	5,518
Effect of exchange rates on cash	(2,259)	250
Net (decrease) increase in cash and cash equivalents	(18,091)	9,908
Cash and cash equivalents at beginning of period	209,665	212,175
Cash and cash equivalents at end of period	$191,574	$222,083
Significant non-cash investing and financing activities:
Addition of capital lease obligations	$2,369	$2,193
Common stock issued for the acquisition of Revett	$19,133	$—
Senior notes contributed to pension plan, par value	$—	$5,000
Payment of accrued compensation in restricted stock units	$3,016	$4,600

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1.    Basis of Preparation of Financial Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements and notes to the interim condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and items which are nonrecurring, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company and its consolidated subsidiaries (“we” or “our” or “us”).  See Note 4 and Note 13 for information on adjustments which are nonrecurring contained in the accompanying unaudited interim condensed consolidated financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2014, as it may be amended from time to time.

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

On June 15, 2015, we completed the acquisition of Revett Mining Company, Inc. ("Revett"), giving us ownership of the Rock Creek project and various other interests in Northwest Montana. The unaudited interim condensed consolidated financial statements included herein reflect our ownership of the assets previously held by Revett as of the June 15, 2015 acquisition date. See Note 13 for more information.

Note 2.    Investments and Restricted Cash

Investments

At June 30, 2015 and December 31, 2014, the fair values of our non-current investments were $2.7 million and $4.9 million, respectively.  Our non-current investments consist of marketable equity securities, which are carried at fair value as they are classified as “available-for-sale.” The cost bases of our non-current investments were approximately $4.4 million and $7.3 million, respectively, at June 30, 2015 and December 31, 2014. During the first quarter of 2015, we recognized a $2.8 million impairment charge against earnings, as we determined the impairment to be other-than-temporary. We also acquired equity in another mining company for a total cost of $0.9 million during the first quarter of 2015. Due to the acquisition of Revett in June 2015, the basis in previously held stock was eliminated, reducing the cost basis of our non-current investments by $0.5 million, with a $0.2 million unrealized loss included in current earnings.

At June 30, 2015, total unrealized loss positions of $1.7 million for our non-current investments were included in accumulated other comprehensive loss.

Restricted Cash and Investments

Various laws, permits, and covenants require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities.  These restricted investments are used primarily for funding surety bonds, and were $1.0 million at June 30, 2015 and $0.9 million at December 31, 2014.

Note 3.   Income Taxes

Major components of our income tax provision (benefit) for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Current:
Domestic	$1,768	$(1,192)	$1,865	$5,307
Foreign	(553)	227	155	383
Total current income tax provision (benefit)	1,215	(965)	2,020	5,690

Deferred:

Domestic	1,167	(3,886)	3,588	(7,016)

Foreign	(2,514)	(174)	(4,301)	84
Total deferred income tax benefit	(1,347)	(4,060)	(713)	(6,932)
Total income tax provision (benefit)	$(132)	$(5,025)	$1,307	$(1,242)

As of June 30, 2015, we have a net deferred tax asset in the U.S. of $114.5 million and a net deferred tax liability in Canada of $138.1 million for a consolidated worldwide net deferred tax liability of $23.6 million. Our ability to utilize our deferred tax assets depends on future taxable income generated from operations within the United States; valuation allowances are provided for that portion of our deferred tax assets for which we believe it is more likely than not that we will not realize a benefit. This judgement is based on several assumptions and estimates including life-of-mine operating plans and our estimates of future metals prices. At June 30, 2015 and December 31, 2014, the balances of the valuation allowances on our deferred tax assets were $38 million and $32 million, respectively, primarily for foreign net operating loss carryforwards.

The current income tax provisions for the three and six months ended June 30, 2015 and 2014 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income primarily due to the effects of percentage depletion for all periods presented and the impact of taxation in foreign jurisdictions.

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

Rio Grande Silver Guaranty

Our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), is party to a joint venture with Emerald Mining & Leasing, LLC (“EML”) and certain other parties with respect to a land package in the Creede Mining District of Colorado that is adjacent to other land held by Rio. Rio holds a 70% interest in the joint venture. In connection with the joint venture, we are required to guarantee certain environmental remediation-related obligations of EML to a third party up to a maximum liability to us of $2.5 million. As of June 30, 2015, we have not been required to make any payments pursuant to the guaranty. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to the third party. However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties, have jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guaranty as of June 30, 2015.

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

On June 24, 2015, Hecla Limited settled with the United States all past alleged permit exceedances and unpermitted discharges at the Lucky Friday unit, including those alleged in the 2013 NOV, by agreeing to pay a civil penalty of $600,000. We have not completed the investigation called for by the request for information contained in the 2013 NOV, and thus we do not know what the impact of the investigation will be.

Hecla Limited strives to maintain its water discharges at the Lucky Friday unit in full compliance with its permits and applicable laws; however, we cannot provide assurance that in the future it will be able to fully comply with the permit limits and other regulatory requirements regarding water management.

Johnny M Mine Area near San Mateo, McKinley County, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under CERCLA for environmental remediation and past costs the EPA has incurred at the site. Mining at the Johnny M was conducted for a limited period of time by a predecessor of our subsidiary, Hecla Limited. In August 2012, Hecla Limited and the EPA entered into a Settlement Agreement and Administrative Order on Consent for Removal Action (“Consent Order”), pursuant to which Hecla Limited agreed to pay (i) $1.1 million to the EPA for its past response costs at the site and (ii) any future response costs at the site under the Consent Order, in exchange for a covenant not to sue by the EPA. Hecla Limited paid the approximately $1.1 million to the EPA for its past response costs and in December 2014, submitted to EPA the Engineering Evaluation and Cost Analysis (“EE/CA”) for the site. The EE/CA evaluates three alternative response actions: 1) no action, 2) off-site disposal, and 3) on-site disposal. The range in estimated costs of these alternatives is $0 to $221 million. In the EE/CA, Hecla Limited recommended that EPA approve on-site disposal, which is currently estimated to cost $5.6 million, on the basis that it is the most appropriate response action under CERCLA. In June 2015, the EPA approved the EE/CA, with a few minor conditions. The EPA still needs to publish the EE/CA for public notice and comment, and the agency will not make a final decision on the appropriate response action until the public comment process is complete. EPA anticipates that Hecla Limited will implement the selected response action pursuant to an amendment to the Consent Order or a new order to be negotiated with HeclaLimited. Based on the foregoing, we believe it is probable that Hecla Limited will incur a liability for remediation at the site, and our best estimate of that liability as of the date of this report is $5.6 million. There can be no assurance that Hecla Limited’s liability will not be more than $5.6 million, or that its ultimate liability will not have a material adverse effect on Hecla Limited’s or our results from operations or financial position.

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

South Dakota and Colorado Superfund Sites Related to CoCa Mines, Inc.

In 1991, Hecla Limited acquired all of the outstanding common stock of CoCa Mines, Inc. (“CoCa”). CoCa is alleged to have prior property interests at the Gilt Edge Mine Superfund site in Lawrence County, South Dakota, and to have been engaged in exploration and mining activities at or near the Nelson Tunnel/Commodore Waste Rock Pile Superfund site in Creede, Colorado. The United States has alleged that CoCa, along with other parties, is a potentially responsible party (“PRP”) at each of the sites. The United States bases its claims of liability on allegations of CoCa’s historical relationship to each site, and that CoCa has succeeded to the liabilities of one or more predecessor entities that may have held certain property interests at the sites or undertaken certain activities.

The United States alleges that estimated total costs associated with the Gilt Edge site may exceed $225 million, including both past and future response costs. For the Nelson Tunnel/Commodore site, the EPA is seeking a total of approximately $5 million for past response costs, plus an undetermined amount of interest from CoCa, Hecla Limited, and other PRPs. The EPA stated that it is continuing its remedial investigation/feasibility study at the Nelson Tunnel/Commodore site, and once that is complete, it will begin remedial design and remedial action for the site. Presumably, the EPA also could seek reimbursement of at least some of those costs from viable PRPs.

We believe that it is reasonably possible that CoCa faces some liability under CERCLA based on its historical relationship to the Gilt Edge and Nelson Tunnel/Commodore sites. In the event CoCa incurs a liability at either site, it has limited assets with which to satisfy any claim. Because of this, we believe that it is possible that the United States will seek to recover some of the alleged costs associated with the sites from Hecla Limited, as the sole stockholder of CoCa. However, we believe Hecla Limited has strong defenses and would vigorously defend against any such claim.

Settlement negotiations with the United States have been ongoing since 2010 with respect to the Gilt Edge site and since 2014 with respect to the Nelson Tunnel/Commodore site. Although we have not reached a final settlement with the United States, based on the current status of negotiations we believe it is probable that CoCa will incur a settlement liability for response costs at the sites. Our best estimate of that net liability as of the date of this report, after payments from insurance proceeds and from another party to the Gilt Edge settlement, is $9.9 million. We have accrued that net amount by recording a liability for the total estimated amount that would be paid by CoCa and an asset for the estimated amount that would be recovered by CoCa from insurers and the other party to the settlement.

There can be no assurance that we will be able to resolve these matters through settlement. Similarly, despite efforts to reasonably estimate potential liability at the Gilt Edge and Nelson Tunnel/Commodore sites, there can be no assurance that we have accurately estimated such liability, or that the accrual actually represents the total amount for which CoCa or Hecla Limited could be found liable in the event these matters are not settled but instead litigated. Accordingly, in the event these matters are not settled, our accrual could change, perhaps rapidly and materially.

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

Other Commitments

Our contractual obligations as of June 30, 2015 included approximately $28.4 million for various costs. In addition, our open purchase orders at June 30, 2015 included approximately $6.9 million, $2.4 million, and $0.7 million, respectively, for various capital items at the Greens Creek, Lucky Friday, and Casa Berardi units, and approximately $6.6 million, $1.5 million and $1.7 million, for various non-capital costs at the Greens Creek, Lucky Friday and Casa Berardi units. We also have total commitments of approximately $22.7 million relating to scheduled payments on capital leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday and Casa Berardi units (see Note 9 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of June 30, 2015, we had surety bonds totaling $94.3 million in place as financial support for future reclamation and closure of the Greens Creek and Troy mines, self insurance, and employee benefit plans. In addition, we had letters of credit for approximately $8.0 million outstanding as of June 30, 2015 for environmental reclamation and workers' compensation insurance bonding. We also held a $6.5 million restricted deposit at June 30, 2015 as financial support for reclamation of the Troy mine acquired as part of the Revett acquisition. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding and will be able to satisfy future bonding requirements as they arise.

Other Contingencies

In March 2012, Hecla Limited received notice of a complaint filed against it by the United Steel Workers, Local 5114, with the Federal Mine Safety and Health Review Commission ("FMSHRC") for compensation for bargaining unit workers at the Lucky Friday mine idled as a result of the temporary suspension of production at the mine. The complaint alleged the bargaining unit workers were entitled to compensation under Section 111 of the Federal Mine Safety and Health Act of 1977 the "Mine Act") from November 16, 2011 - the date an order was issued by the Mine Safety Health Administration (“MSHA”) to Hecla Limited - until June 12, 2013 - the date the order was terminated. On February 4, 2015, the judge hearing the case issued an Order finding the applicable period of time for compensation under Section 111 of the Mine Act to be approximately 8 days and the compensation owed to the employees to be approximately $13,000, plus interest. On March 4, 2015, the Union filed an appeal for discretionary review with the FMSHRC. On March 12, 2015, the FMSHRC issued a notice granting discretionary review. We believe the claim is without merit, and that all wages due under Section 111, which was an immaterial amount, have already been paid. Therefore, we have not recorded a liability relating to the claim as of June 30, 2015. The value of the union's claim is estimated to be in the range of $0 to $10 million.

On April 12, 2013, the family of Larry Marek, an employee of Hecla Limited who was fatally injured in an April 2011 accident, filed a lawsuit against us and certain of our officers and employees seeking damages for, among other claims, wrongful death and infliction of emotional distress. No dollar amount of damages is specified in the complaint, which was filed in state court in Idaho (Kootenai County District Court). On April 21, 2015, the judge hearing the case granted Hecla’s motion for summary judgment and dismissed the case. The plaintiffs have filed a motion for reconsideration and also appealed the decision to the Idaho Supreme Court. We cannot reasonably predict the outcome of this matter, however, we believe the case is without merit and are vigorously defending this lawsuit.

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

Note 5.    Loss Per Common Share

We are authorized to issue 500,000,000 shares of common stock, $0.25 par value per share. At June 30, 2015, there were 379,168,386 shares of our common stock issued and 2,435,518 shares issued and held in treasury, for a net of 376,732,868 shares outstanding.

The following table reconciles weighted average common shares used in the computations of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2015 and 2014 (thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator
Net loss	$(26,667)	$(14,399)	$(14,115)	$(2,758)
Preferred stock dividends	(138)	(138)	(276)	(276)
Net loss applicable to common shares for basic and diluted earnings per share	$(26,805)	$(14,537)	$(14,391)	$(3,034)

Denominator
Basic weighted average common shares	371,295	344,216	370,042	343,437
Dilutive stock options and restricted stock	—	—	—	—
Diluted weighted average common shares	371,295	344,216	370,042	343,437
Basic loss per common share
Net loss applicable to common shares	$(0.07)	$(0.04)	$(0.04)	$(0.01)
Diluted loss per common share
Net loss applicable to common shares	$(0.07)	$(0.04)	$(0.04)	$(0.01)

Diluted loss per share for the three- and six-month periods ended June 30, 2015 and 2014 excludes the potential effects of outstanding shares of our convertible preferred stock, as their conversion and exercise would have no effect on the calculation of dilutive shares.

For the three-month and six-month periods ended June 30, 2015 and 2014, all outstanding options, restricted share units, and warrants were excluded from the computation of diluted loss per share, as our reported net losses for those periods would cause their conversion and exercise to have no effect on the calculation of loss per share.

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

The following tables present information about reportable segments for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales to unaffiliated customers:
Greens Creek	$54,043	$55,449	$121,398	$119,045
Lucky Friday	14,570	23,762	34,460	43,858
Casa Berardi	35,584	38,291	67,431	80,386
	$104,197	$117,502	$223,289	$243,289
Income (loss) from operations:
Greens Creek	$9,950	$8,804	$24,643	$19,850
Lucky Friday	(585)	6,398	2,961	11,098
Casa Berardi	(3,200)	996	(3,964)	4,437
Other	(23,455)	(11,166)	(36,008)	(22,442)
	$(17,290)	$5,032	$(12,368)	$12,943

The following table presents identifiable assets by reportable segment as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Identifiable assets:
Greens Creek	$715,594	$704,121
Lucky Friday	376,034	356,482
Casa Berardi	783,296	800,961
Other	417,344	400,500
	$2,292,268	$2,262,064

Note 7.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014
Service cost	$1,054	$1,020
Interest cost	1,206	1,186
Expected return on plan assets	(1,345)	(1,249)
Amortization of prior service cost	(84)	(84)
Amortization of net (gain) loss	1,065	756
Net periodic pension cost	$1,896	$1,629

	Six Months Ended June 30,
	2015	2014
Service cost	$2,108	$2,040
Interest cost	2,412	2,372
Expected return on plan assets	(2,691)	(2,498)
Amortization of prior service cost	(169)	(168)
Amortization of net (gain) loss	2,130	1,512
Net periodic pension cost	$3,790	$3,258

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

On March 5, 2015, the Board of Directors granted 911,148 shares of common stock to employees for payment of annual and long-term incentive compensation for the period ended December 31, 2014. The shares were distributed in March 2015, and the $3.0 million in expense related to the stock awards was recognized as of December 31, 2014.

In the second quarter of 2015, a total of 48,246 shares of common stock were granted to nonemployee directors. We granted a total of 150,378 shares of common stock to nonemployee directors in the second quarter of 2014.

Stock-based compensation expense for restricted stock unit grants to employees and shares issued to nonemployee directors recorded in the first six months of 2015 totaled $2.3 million, compared to $2.6 million in the same period last year.

In connection with the vesting of restricted stock units and other stock grants, employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations.  As a result, in the first six months of 2015 we withheld 284,243 shares valued at approximately $941,000, or approximately $3.31 per share.

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

On August 6, 2015, our Board of Directors declared a common stock dividend, pursuant to the minimum annual dividend component of the policy described above, of $0.0025 per share, for a total dividend of $0.9 million payable in September 2015. Because the average realized silver price for the second quarter of 2015 was $16.32 per ounce, below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

Common Stock Repurchase Program

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of June 30, 2015, 934,100 shares have been purchased at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at August 4, 2015, was $2.02 per share.

Note 9.    Senior Notes, Credit Facilities, Note Payable and Capital Leases

Senior Notes

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021 and in 2014, an additional $6.5 million aggregate principal amount of the Notes was issued to our pension plan in order to satisfy the funding requirement for 2014 (collectively, the “Notes”). The Notes are governed by the Indenture, dated as of April 12, 2013, as amended (the “Indenture”), among Hecla Mining Company ("Hecla") and certain of our subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee. The net proceeds from the initial offering of the Notes ($490 million) were used to partially fund the acquisition of Aurizon and for general corporate purposes, including expenses related to the Aurizon acquisition.

The Notes are recorded net of a 2% initial purchaser discount totaling $10 million at the time of the April 2013 issuance and having an unamortized balance of $7.4 million as of June 30, 2015. The Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for.  Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. During the first half of 2015 and 2014, interest expense related to the Notes and amortization of the initial purchaser discount and fees related to the issuance of the Notes, net of $6.6 million and $5.6 million, respectively, in capitalized interest, totaled $11.6 million and $12.6 million, respectively.

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

We were in compliance with all covenants under the credit agreement and no amounts were outstanding as of June 30, 2015.  We have not drawn funds on the revolving credit facility as of the filing date of this report.

Note Payable

As a result of the merger with Revett further discussed in Note 13, we acquired a note payable having a principal balance of $4.1 million as of June 30, 2015. The note has a maturity date of December 2016 and an interest rate of 6.25% per year, and is collateralized by certain equipment at the Troy mine. $1.8 million of the of the note payable was classified as current, with the remaining $2.3 million classified as current, as of June 30, 2015.

Capital Leases

We have entered into various lease agreements, primarily for equipment at our Greens Creek, Lucky Friday, and Casa Berardi units, which we have determined to be capital leases.  At June 30, 2015, the total liability balance associated with capital leases, including certain purchase option amounts, was $20.1 million, with $9.9 million of the liability classified as current and the remaining $10.2 million classified as non-current. At December 31, 2014, the total liability balance associated with capital leases was $23.1 million, with $9.5 million of the liability classified as current and $13.7 million classified as non-current. The total obligation for future minimum lease payments was $20.8 million at June 30, 2015, with $0.8 million attributed to interest.

At June 30, 2015, the annual maturities of capital lease commitments, including interest, are (in thousands):

Twelve-month period ending June 30,
2016	$9,715
2017	6,274
2018	3,509
2019	1,317
Total	20,815
Less: imputed interest	(839)
Net capital lease obligation	$19,976

Note 10.    Developments in Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall with various SEC Staff Accounting Bulletins providing interpretive guidance. The guidance establishes a new five step principle-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. ASU No. 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017. We are in the process of evaluating this guidance and our method of adoption.

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, we use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At June 30, 2015, we recorded the following balances related to these contracts:

•	a current asset of $3.0 million which is included in other current assets and is net of $1.1 million in contracts in a fair value liability position;
•	a non-current asset of $0.5 million which is included in other non-current assets and deferred charges.

We recognized a $1.4 million net gain during the first six months of 2015 on the forward contracts for our concentrate shipments, which is included in sales of products.  The net gain recognized on the contracts offsets losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $4.9 million net gain during the first six months of 2015 on the forward contracts for forecasted future concentrate shipments, which includes $15.0 million in gains realized on settled contracts. During the second quarter of 2015, we monetized a number of favorable base metal contracts for proceeds of $12.0 million because of the sustained weakened price environment. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net gain during the first six months of 2015 is the result of decreasing zinc and lead prices. This program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following tables summarize the quantities of metals committed under forward sales contracts at June 30, 2015 and December 31, 2014:

June 30, 2015	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2015 settlements	1,388	6	25,298	5,567	$16.45	$1,194	$0.97	$0.82

Contracts on forecasted sales
2015 settlements	—	—	13,228	—	N/A	N/A	$0.88	N/A
2016 settlements	—	—	20,779	—	N/A	N/A	$0.95	N/A

December 31, 2014	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2015 settlements	1,607	6	19,456	8,378	$16.06	$1,195	$1.01	$0.87

Contracts on forecasted sales
2015 settlements	—	—	46,738	29,652	N/A	N/A	$0.96	$1.07
2016 settlements	—	—	44,699	34,337	N/A	N/A	$0.99	$1.03
2017 settlements	—	—	1,984	—	N/A	N/A	$1.04	N/A

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

Description	Balance at June 30, 2015	Balance at December 31, 2014	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$191,574	$209,665	Level 1
Available for sale securities:
Equity securities – mining industry	2,672	4,920	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	7,781	17,696	Level 2
Restricted cash balances:
Certificates of deposit and other bank deposits	957	883	Level 1
Derivative contracts:
Metal forward contracts	3,535	11,347	Level 2
Total assets	$206,519	$244,511

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

Our senior notes, which are not measured at fair value, had a fair value of $480.6 million and a carrying value of $501.4 million, net of unamortized initial purchaser discount, at June 30, 2015. Third-party quotes, which we consider to be Level 1 inputs, are utilized to estimate fair values of the senior notes. See Note 9 for more information.

Note 13.    Merger with Revett

On June 15, 2015, we and Revett Mining Company, Inc. ("Revett") consummated the merger agreement pursuant to which we acquired all of the issued and outstanding common stock of Revett for total consideration of $20.1 million. The acquired entities hold 100% ownership of two properties and other interests in Northwest Montana, including: the Troy Mine, which is on care-and-maintenance and we intend to reclaim and close, and the Rock Creek project, a significant undeveloped silver and copper deposit which we believe provides long-term production growth potential if permitted and developed. The consideration is comprised of $0.9 million in cash used to fund Revett's operating activities prior to completion of the merger and $19.1 million in Hecla common stock. In the merger, each outstanding common share of Revett was exchanged for 0.1622 of a share of our common stock. Revett had 38,548,989 outstanding common shares, excluding 725,000 shares owned by our wholly-owned subsidiary which were canceled in the merger, resulting in 6,252,646 new shares of Hecla stock issued as consideration. The value of Hecla stock issued as consideration was based upon the closing price at the time of consummation of $3.06 per share.

The following summarizes the preliminary allocation of purchase price to the fair value of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Consideration:
Cash	$949
Hecla stock issued (6,252,646 shares at $3.06 per share)	19,133
Total consideration	$20,082
Fair value of net assets acquired:
Assets:
Cash	$140
Accounts receivable	137
Inventory - supplies	629
Deferred tax assets	7,137
Property, plants, equipment and mineral interests	19,052
Reclamation insurance	16,800
Other assets	280
Total assets	44,175
Liabilities:
Accounts payable and accrued liabilities	1,218
Notes payable	4,061
Non-current reclamation liability	18,814
Total liabilities	24,093
Net assets	$20,082

The $19.1 million fair value for "Property, plants, equipment, and mineral interests" is comprised of $4.1 million for plant and equipment, $4.6 million for land, and $10.3 million for mineral interests. We are currently still evaluating information underlying the estimated fair value of these assets.

The $18.8 million value for "Non-current reclamation liability" represents the estimated undiscounted costs for reclamation and closure of the Troy mine. Revett holds an environmental risk transfer program ("insurance policy") which would fund costs incurred for reclamation at the Troy mine up to a maximum limit of $16.8 million and prior to the expiration date of March 29, 2020. We believe it is probable that we will utilize the full amount of the insurance policy, and have therefore included the $16.8 million "Reclamation insurance" asset above for the fair value of the insurance policy.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Sales of products	$104,065	$117,502	$225,425	$243,295
Net income (loss)	(26,406)	(16,034)	(16,380)	(5,227)
Income (loss) applicable to common shareholders	(26,544)	(16,172)	(16,656)	(5,503)
Basic and diluted income (loss) per common share	(0.07)	(0.05)	(0.05)	(0.02)

The pro forma financial information includes adjustments to 1) eliminate acquisition-related costs totaling $2.3 million which are non-recurring and 2) reflect the issuance of Hecla stock as consideration in the acquisition. A net loss by the acquired entities since the acquisition date of $1.7 million is included in our net loss reported for the three- and six-month periods ended June 30, 2015.

Note 14.    Guarantor Subsidiaries

Presented below are Hecla’s unaudited interim condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of Hecla's subsidiaries (the "Guarantors") of the Notes (see Note 9 for more information). The Guarantors consist of the following of Hecla's 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Revett Mining Company, Inc.; Revett Silver Company; RC Resources, Inc.; Troy Mine Inc.; Revett Exploration, Inc.; Revett Holdings, Inc.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; and Hecla Juneau Mining Company. We completed the initial offering of the Notes on April 12, 2013, and a related exchange offer for virtually identical notes registered with the SEC on January 3, 2014.

The unaudited interim condensed consolidating financial statements below have been prepared from our financial information on the same basis of accounting as the unaudited interim consolidated financial statements set forth elsewhere in this Form 10-Q. Investments in the subsidiaries are accounted for under the equity method. Accordingly, the entries necessary to consolidate Hecla, the Guarantors, and Non-Guarantors are reflected in the intercompany eliminations column. In the course of preparing consolidated financial statements, we eliminate the effects of various transactions conducted between Hecla's subsidiaries. While valid at an individual subsidiary level, such activities are eliminated in consolidation because, when taken as a whole, they do not represent business activity with third-party customers, vendors, and other parties. Examples of such eliminations include the following:

•

Investments in subsidiaries. The acquisition of a company results in an investment on the records of the parent company and a contribution of capital on the records of the subsidiary. Such investments and capital contributions are eliminated in consolidation.

•

Capital contributions. Certain of Hecla's subsidiaries do not generate cash flow, either at all or sufficient to meet their capital needs, and their cash requirements are routinely met with inter-company advances from their parent companies. On an annual basis, when not otherwise intended as debt, the boards of directors of such parent companies declare contributions of capital to their subsidiary companies, which increase the parents' investment and the subsidiaries' additional paid-in capital. In consolidation, investments in subsidiaries and related additional paid-in capital are eliminated.

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

Unaudited Interim Condensed Consolidating Balance Sheets

	As of June 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$127,412	$55,906	$8,256	$—	$191,574
Other current assets	4,098	47,343	37,628	18,441	107,510
Properties, plants, and equipment - net	1,686	1,115,038	746,716	—	1,863,440
Intercompany receivable (payable)	460,184	(130,949)	(378,844)	49,609	—
Investments in subsidiaries	1,367,122	—	—	(1,367,122)	—
Other non-current assets	2,975	198,256	2,913	(74,400)	129,744
Total assets	$1,963,477	$1,285,594	$416,669	$(1,373,472)	$2,292,268
Liabilities and Stockholders' Equity
Current liabilities	$12,179	$76,371	$20,696	$(53)	$109,193
Long-term debt	499,104	11,190	1,269	—	511,563
Non-current portion of accrued reclamation	—	42,326	28,392	—	70,718
Non-current deferred tax liability	—	6,296	137,717	(6,297)	137,716
Other non-current liabilities	40,620	10,847	37	—	51,504
Stockholders' equity	1,411,574	1,138,564	228,558	(1,367,122)	1,411,574
Total liabilities and stockholders' equity	$1,963,477	$1,285,594	$416,669	$(1,373,472)	$2,292,268

	As of December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$146,885	$33,824	$28,956	$—	$209,665
Other current assets	7,115	48,981	23,165	27,433	106,694
Properties, plants, and equipment - net	1,572	1,079,658	750,334	—	1,831,564
Intercompany receivable (payable)	470,306	(123,671)	(392,880)	46,245	—
Investments in subsidiaries	1,317,969	—	—	(1,317,969)	—
Other non-current assets	8,644	189,014	4,620	(88,137)	114,141
Total assets	$1,952,491	$1,227,806	$414,195	$(1,332,428)	$2,262,064
Liabilities and Stockholders' Equity
Current liabilities	$14,143	$54,918	$21,996	$(72)	$90,985
Long-term debt	498,479	10,597	3,053	—	512,129
Non-current portion of accrued reclamation	—	43,314	12,305	—	55,619
Non-current deferred tax liability	—	14,387	153,300	(14,387)	153,300
Other non-current liabilities	42,895	11,126	(964)	—	53,057
Stockholders' equity	1,396,974	1,093,464	224,505	(1,317,969)	1,396,974
Total liabilities and stockholders' equity	$1,952,491	$1,227,806	$414,195	$(1,332,428)	$2,262,064

Unaudited Interim Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$1,081	$67,531	$35,585	$—	$104,197
Cost of sales	—	(41,512)	(26,055)	—	(67,567)
Depreciation, depletion, amortization	—	(16,452)	(10,714)	—	(27,166)
General and administrative	(4,373)	(3,392)	(531)	—	(8,296)
Exploration and pre-development	(122)	(1,445)	(4,643)	—	(6,210)
Loss on derivative contracts	(887)	—	—	—	(887)
Acquisition costs	(2,055)	(92)	—	—	(2,147)
Equity in earnings of subsidiaries	(738)	—	—	738	—
Other (expense) income	(19,573)	3,499	(22,544)	19,895	(18,723)
Income (loss) before income taxes	(26,667)	8,137	(28,902)	20,633	(26,799)
(Provision) benefit from income taxes	—	(1,956)	21,983	(19,895)	132
Net income (loss)	(26,667)	6,181	(6,919)	738	(26,667)
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common stockholders	(26,805)	6,181	(6,919)	738	(26,805)
Net income (loss)	(26,667)	6,181	(6,919)	738	(26,667)
Changes in comprehensive income (loss)	(1,156)	183	(1,264)	1,081	(1,156)
Comprehensive income (loss)	$(27,823)	$6,364	$(8,183)	$1,819	$(27,823)

	Six Months Ended June 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$1,393	$154,465	$67,431	$—	$223,289
Cost of sales	—	(92,949)	(48,583)	—	(141,532)
Depreciation, depletion, amortization	—	(33,063)	(19,357)	—	(52,420)
General and administrative	(8,815)	(7,285)	(916)	—	(17,016)
Exploration and pre-development	(339)	(2,579)	(8,428)	—	(11,346)
Loss on derivative contracts	4,905	—	—	—	4,905
Acquisition costs	(2,055)	(92)	—	—	(2,147)
Equity in earnings of subsidiaries	39,304	—	—	(39,304)	—
Other (expense) income	(48,508)	7,066	8,462	16,439	(16,541)
Income (loss) before income taxes	(14,115)	25,563	(1,391)	(22,865)	(12,808)
(Provision) benefit from income taxes	—	(6,902)	22,034	(16,439)	(1,307)
Net income (loss)	(14,115)	18,661	20,643	(39,304)	(14,115)
Preferred stock dividends	(276)	—	—	—	(276)
Income (loss) applicable to common stockholders	(14,391)	18,661	20,643	(39,304)	(14,391)
Net income (loss)	(14,115)	18,661	20,643	(39,304)	(14,115)
Changes in comprehensive income (loss)	780	(11)	787	(776)	780
Comprehensive income (loss)	$(13,335)	$18,650	$21,430	$(40,080)	$(13,335)

	Three Months Ended June 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(3,454)	$82,665	$38,291	$—	$117,502
Cost of sales	—	(43,217)	(27,822)	—	(71,039)
Depreciation, depletion, amortization	—	(19,280)	(8,455)	—	(27,735)
General and administrative	(4,529)	(3,221)	(409)	—	(8,159)
Exploration and pre-development	(8)	(1,784)	(1,785)	—	(3,577)
Gain on derivative contracts	(11,601)	—	—	—	(11,601)
Equity in earnings of subsidiaries	(81,189)	—	—	81,189	—
Other (expense) income	86,382	870	(25,955)	(76,112)	(14,815)
Income (loss) before income taxes	(14,399)	16,033	(26,135)	5,077	(19,424)
(Provision) benefit from income taxes	—	(4,722)	(66,365)	76,112	5,025
Net income (loss)	(14,399)	11,311	(92,500)	81,189	(14,399)
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common stockholders	(14,537)	11,311	(92,500)	81,189	(14,537)
Net income (loss)	(14,399)	11,311	(92,500)	81,189	(14,399)
Changes in comprehensive income (loss)	(2,188)	168	(1,096)	928	(2,188)
Comprehensive income (loss)	$(16,587)	$11,479	$(93,596)	$82,117	$(16,587)

	Six Months Ended June 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(3,473)	$166,375	$80,387	$—	$243,289
Cost of sales	—	(93,150)	(55,630)	—	(148,780)
Depreciation, depletion, amortization	—	(36,501)	(17,037)	—	(53,538)
General and administrative	(9,159)	(6,229)	(712)	—	(16,100)
Exploration and pre-development	(52)	(2,742)	(5,352)	—	(8,146)
Gain on derivative contracts	(2,149)	—	—	—	(2,149)
Equity in earnings of subsidiaries	(63,486)	—	—	63,486	—
Other (expense) income	75,561	1,278	(16,000)	(79,415)	(18,576)
Income (loss) before income taxes	(2,758)	29,031	(14,344)	(15,929)	(4,000)
(Provision) benefit from income taxes	—	(7,608)	(70,565)	79,415	1,242
Net income (loss)	(2,758)	21,423	(84,909)	63,486	(2,758)
Preferred stock dividends	(276)	—	—	—	(276)
Income (loss) applicable to common stockholders	(3,034)	21,423	(84,909)	63,486	(3,034)
Net income (loss)	(2,758)	21,423	(84,909)	63,486	(2,758)
Changes in comprehensive income (loss)	(838)	225	220	(445)	(838)
Comprehensive income (loss)	$(3,596)	$21,648	$(84,689)	$63,041	$(3,596)

Unaudited Interim Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$31,482	$49,275	$7,355	$(35,939)	$52,173
Cash flows from investing activities:					—
Additions to properties, plants, and equipment	(436)	(40,963)	(16,873)		(58,272)
Acquisition of Revett, net of cash acquired	(809)	—	—	—	(809)
Other investing activities, net	61	267	(1,122)	—	(794)
Cash flows from financing activities:
Dividends paid to stockholders	(2,126)	—	—	—	(2,126)
Payments on debt	—	(4,349)	(591)	—	(4,940)
Other financing activity	(47,645)	17,852	(7,210)	35,939	(1,064)
Effect of exchange rate changes on cash	—	—	(2,259)	—	(2,259)
Changes in cash and cash equivalents	(19,473)	22,082	(20,700)	—	(18,091)
Beginning cash and cash equivalents	146,885	33,824	28,956		209,665
Ending cash and cash equivalents	$127,412	$55,906	$8,256	$—	$191,574

	Six Months Ended June 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$14,846	$46,829	$(6,220)	$1,574	$57,029
Cash flows from investing activities:					—
Additions to properties, plants, and equipment	(736)	(32,891)	(23,834)	—	(57,461)
Other investing activities, net	—	238	4,334	—	4,572
Cash flows from financing activities:
Dividends paid to stockholders	(1,991)	—	—	—	(1,991)
Payments on debt	—	(4,525)	—	—	(4,525)
Other financing activity	21,984	(11,021)	2,645	(1,574)	12,034
Effect of exchange rate changes on cash	—	—	250	—	250
Changes in cash and cash equivalents	34,103	(1,370)	(22,825)	—	9,908
Beginning cash and cash equivalents	126,271	40,009	45,895	—	212,175
Ending cash and cash equivalents	$160,374	$38,639	$23,070	$—	$222,083

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A – Business – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2014, as updated in Part II, Item 1A – Risk Factors in our quarterly report on Form 10-Q for the period ended March 31, 2015. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our current business strategy is to focus our financial and human resources in the following areas:

•	operating our properties safely, in an environmentally responsible manner, and cost-effectively;
•	continue optimizing and improving operations at our Greens Creek, Lucky Friday, and Casa Berardi units;
•	expanding our proven and probable reserves and production capacity at our operating properties;
•	conducting our business with financial stewardship to preserve our financial position in varying metals price environments;
•	continuing to advance our San Sebastian project in Mexico, where barring unforeseen events we have made the decision to develop a mine with the goal of commencing production by early 2016;
•	advance permitting of the Rock Creek project, which we acquired as part of the merger with Revett Mining Company, Inc. ("Revett") in June 2015 as discussed further below;
•

maintaining and investing in exploration and pre-development projects in the vicinities of six mining districts and projects we believe to be under-explored and under-invested: North Idaho's Silver Valley in the historic Coeur d'Alene Mining District; our Greens Creek unit on Alaska's Admiralty Island located near Juneau; the silver-producing district near Durango, Mexico; the Abitibi region of north-western Quebec, Canada; the Rock Creek project in Northwestern Montana; and the Creede district of Southwestern Colorado; and

•	continuing to seek opportunities to acquire and invest in mining properties and companies, including minority investments in certain exploration stage companies.

A number of key factors may impact the execution of our strategy, including regulatory issues and metals prices. Metals prices can be very volatile. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control. Average market prices of silver, gold, and lead in the first six months of 2015 were lower than their levels from the comparable period last year, while average zinc prices were slightly higher, as illustrated by the table in Results of Operations below. While we believe current global economic and industrial trends could result in growing demand, prices have been volatile and there can be no assurance that current prices will continue.

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

On June 15, 2015, we completed the acquisition of all of the issued and outstanding common stock of Revett, as further discussed in Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited). The acquired entities hold 100% ownership of two properties in Northwest Montana: the Troy Mine, which is on care-and-maintenance, and the Rock Creek project, a significant undeveloped silver and copper deposit. In the acquisition, we paid cash of $0.9 million and each outstanding common share of Revett was exchanged for 0.1622 of a share of our common stock, for total consideration of approximately $20.1 million based on the closing price of Hecla stock of $3.06 per share on June 15, 2015. See Item 1A – Risk Factors in our quarterly report on Form 10-Q for the period ended March 31, 2015 for information on potential risks relating to the merger.

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

During the third quarter of 2015, we expect to make a development decision to mine near surface, high grade portions of silver and gold deposits at our San Sebastian project in Mexico.  We anticipate development and pre-production activities to take place during the second half of 2015 and first half of 2016, with mining expected to commence in late 2015 and processing of the material at a leased milling facility is expected to commence in early 2016.  As a result, we believe that we will generate positive cash flows at San Sebastian over the approximate two year period following that start of production.  However, our ability to generate positive cash flows at San Sebastian may be impacted by changes in estimated costs, precious metals prices, or other factors, and there can be no assurance that we will be able to develop and operate San Sebastian as anticipated.

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

A challenge we face is the risk associated with environmental litigation and ongoing reclamation activities. As described in Part I, Item 1A. Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2014 and Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited), it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans.  We are involved in various environmental legal matters with no assurance that the estimate of our environmental liabilities, liquidity needs, or strategic plans will not be significantly impacted as a result of these matters or new matters that may arise. We strive to ensure that our activities are conducted in compliance with applicable laws and regulations and attempt to resolve environmental litigation on as favorable terms as possible.

Results of Operations

Sales of products by metal for the three- and six-month periods ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Silver	$32,415	$43,490	$82,696	$87,373
Gold	48,037	52,283	96,657	109,368
Lead	13,417	17,236	28,086	32,094
Zinc	23,507	18,376	44,545	42,653
Less: smelter charges	(13,179)	(13,883)	(28,695)	(28,199)
Sales of products	$104,197	$117,502	$223,289	$243,289

For the second quarter and first six months of 2015, we recorded losses applicable to common stockholders of $26.8 million ($0.07 per basic common share) and $14.4 million ($0.04 per basic common share), respectively, compared to losses applicable to common shareholders of $14.5 million ($0.04 per basic common share) and $3.0 million ($0.01 per basic common share) for the second quarter and first six months of 2014, respectively. The following factors contributed to the results for the second quarter and first six months of 2015 compared to the same periods in 2014:

•

$0.9 million loss and $4.9 million gain on base metal derivatives contracts for the second quarter and first half of 2015, respectively, compared to losses of $11.6 million and $2.1 million for the same periods in 2014. The gains and losses are related to financially-settled forward contracts on forecasted zinc and lead production as a part of a risk management program. The gain in the first half of 2015 includes $14.9 million in gains realized on settled contracts, including contracts terminated prior to their maturity date for cash proceeds of $12.0 million received by us in the second quarter of 2015. The loss in the first half of 2014 is net of $2.0 million in gains realized on settled contracts. See Item 3. Quantitative and Qualitative Disclosures About Market Risk - Commodity-Price Risk Management for more information on our derivatives contracts.

•

Net foreign exchange loss in the second quarter of 2015 of $1.8 million and a gain of $10.4 million in the first half of 2015 versus a net loss of $5.4 million in the second quarter of 2014 and a net gain of $1.2 million in the first half of 2014. The acquisition of Aurizon has resulted in increased exposure to exchange fluctuations between the U.S. dollar and Canadian dollar, and the U.S. dollar strengthened relative to the Canadian dollar in the first half of 2015 compared to the first half of 2014.

•

Lower average realized prices for silver, gold and lead for the three and six-month periods ended June 30, 2015 compared to the corresponding periods in 2014. However, average realized prices for zinc for the second quarter and first half of 2015 were higher compared to the same periods of 2014. These price variances are illustrated in the table below.

		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Silver –	London PM Fix ($/ounce)	$16.41	$19.62	$16.56	$20.06
	Realized price per ounce	$16.32	$19.62	$16.83	$19.83
Gold –	London PM Fix ($/ounce)	$1,193	$1,288	$1,206	$1,291
	Realized price per ounce	$1,194	$1,291	$1,208	$1,295
Lead –	LME Final Cash Buyer ($/pound)	$0.88	$0.95	$0.85	$0.95
	Realized price per pound	$0.94	$1.00	$0.89	$0.99
Zinc –	LME Final Cash Buyer ($/pound)	$1.00	$0.94	$0.97	$0.93
	Realized price per pound	$0.96	$0.94	$0.95	$0.92

Average realized prices can differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices. Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement. For the second quarter and first six months of 2015, we recorded net negative price adjustments to provisional settlements of $0.6 million and positive price adjustments of $1.5 million, respectively, compared to net negative price adjustments to provisional settlements of $0.2 million and $0.9 million in the second quarter and first six months of 2014, respectively. The price adjustments related to silver, gold, zinc and lead contained in our concentrate shipments were largely offset by gains and losses on forward contracts for those metals for each period (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information). The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc. Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.
•

Lower gross profit at our Lucky Friday and Casa Berardi units by $7.2 million and $3.2 million, respectively, for the second quarter of 2015, and by $8.3 million and $8.2 million, respectively, for the first six months of 2015 compared to the same periods in 2014. This was partially offset by higher gross profit at our Greens Creek unit in the second quarter and first six months of 2015 by $1.1 million and $4.9 million, respectively, compared to the same periods in 2014. See The Greens Creek Segment, The Lucky Friday Segment, and The Casa Berardi Segment sections below.

•

A $8.7 million charge to provision for closed operations and environmental matters in the second quarter of 2015 for potentially resolving the exposure to liability at the Gilt Edge and Nelson Tunnel/Commodore sites. See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

•

Higher exploration and pre-development costs by $2.6 million and $3.2 million for the second quarter and first half of 2015, respectively, compared to the same periods in 2014. During 2015, we have continued exploration near our Greens Creek and Casa Berardi mines, and advance exploration and pre-development work at our San Sebastian project in Mexico. As discussed in Overview above, we have made a development decision to mine near surface, high grade portions of the ore deposits at San Sebastian, and anticipate commending mine production there by the start of 2016. "Pre-development costs" are costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves.

•	Costs related to the acquisition of Revett completed on June 15, 2015, of $2.1 million recognized during the second quarter and first six months of 2015, with no comparable costs in 2014.
•

$0.1 million income tax benefit and $1.3 million provision for the three- and six-month periods ended June 30, 2015, respectively, compared to income tax benefits of $5.0 million and $1.2 million for the same periods in 2014. See the Corporate Matters section below for more information.

The Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales	$54,043	$55,449	$121,398	$119,045
Cost of sales and other direct production costs	(29,039)	(28,379)	(67,001)	(65,116)
Depreciation, depletion and amortization	(13,775)	(16,960)	(27,521)	(31,986)
Gross profit	$11,229	$10,110	$26,876	$21,943
Tons of ore milled	199,694	201,146	395,163	403,861
Production:
Silver (ounces)	1,856,125	1,689,183	3,892,091	3,476,320
Gold (ounces)	13,753	14,931	28,992	29,940
Zinc (tons)	15,462	15,288	29,382	30,329
Lead (tons)	5,393	5,044	10,323	9,869
Payable metal quantities sold:
Silver (ounces)	1,462,557	1,435,602	3,601,959	2,981,225
Gold (ounces)	10,431	10,873	24,043	22,381
Zinc (tons)	10,676	8,153	20,369	20,261
Lead (tons)	3,971	4,194	8,399	7,817
Ore grades:
Silver ounces per ton	12.33	12.03	13.05	12.24
Gold ounces per ton	0.11	0.12	0.11	0.12
Zinc percent	8.9%	8.6%	8.6%	8.6%
Lead percent	3.4%	3.3%	3.3%	3.2%
Mining cost per ton	$73.60	$73.09	$73.64	$69.98
Milling cost per ton	$30.31	$31.07	$29.53	$29.29
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$3.30	$3.52	$3.27	$2.52

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

The $1.1 million and $4.9 million increases in gross profit during the second quarter and first six months of 2015, respectively, compared to the same 2014 periods were primarily the result of higher sales volume, despite significantly lower average prices for silver, gold, and lead. Higher silver and lead ore grades and higher silver recovery also impacted gross profit. In addition, gross profit at Greens Creek was affected by negative price adjustments to revenues of $0.4 million and positive price adjustment to revenue of $1.6 million for the second quarter and first six months of 2015, respectively, compared to negative price adjustments of $0.1 million and $0.4 million for the second quarter and first six months of 2014, respectively. Price adjustments to revenues result from changes in metals prices between transfer of title of concentrates to buyers and final settlements during the period. The price adjustments related to silver, gold, zinc and lead contained in concentrate shipments were net of gains and losses on forward contracts for those metals for each period. The price adjustments and gains and losses on forward contracts discussed above are included in sales.

Mining costs per ton were slightly higher in the second quarter of 2015 compared to the same period in 2014 and increased by 5% in the first six months of 2015 compared to the same period in 2014; the result of higher labor costs, due to higher staffing levels, and lower milled tons. Milling costs per ton decreased slightly in the second quarter of 2015 compared to the same period in 2014, but stayed relatively the same for the first six months of 2015 compared to the same period in 2014.The decrease in milling costs was primarily the result of higher availability of less expensive hydroelectric power, the result of higher precipitation levels in Southeastern Alaska. When weather conditions are favorable to maintain lake water levels, the mine relies less on more expensive diesel generated power.

Depreciation, depletion and amortization expense was 19% and 14% less in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014, due primarily to the effect on units-of-production depreciation of weaker silver prices relative to base metal prices.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the second quarter and first six months of 2015 compared to the same periods of 2014.

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash Cost, Before By-product Credits, per Silver Ounce	$26.69	$29.84	$24.84	$27.90
By-product credits	(23.39)	(26.32)	(21.57)	(25.38)
Cash Cost, After By-product Credits, per Silver Ounce	$3.30	$3.52	$3.27	$2.52

The decrease in Cash Cost, After By-product Credits, per Silver Ounce for the second quarter was the result of higher silver production attributable to higher ore grades and recovery and despite lower ore volumes, partially offset by lower by-product credits. The increase in Cash Cost, After By-product Credits, per Silver Ounce for the first six months was the result of higher labor costs and lower by-product credits, partially offset by higher silver production.

Mining and milling costs decreased in the second quarter and first six months of 2015 compared to 2014 on a per-ounce basis, despite increasing on a per-ton basis as discussed above, due primarily to higher silver production resulting from improved silver grades and recovery.

Other cash costs per ounce for the second quarter and first six months of 2015 were lower compared to 2014 due to the effect of higher silver production and lower mine license tax.

Treatment costs were lower in the second quarter and first six months of 2015 compared to 2014 as a result of lower silver prices, as treatment costs include the value of silver not payable to us through the smelting process. The silver not payable to us is either recovered by the smelters through further processing or ultimately not recovered and included in the smelters' waste material.

By-product credits per ounce were lower in the second quarter and first six months of 2015 compared to 2014 due to lower gold and lead prices and higher silver production due to increased silver ore grades.

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

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales	$14,569	$23,762	$34,460	$43,858
Cost of sales and other direct production costs	(12,474)	(14,837)	(25,948)	(28,033)
Depreciation, depletion and amortization	(2,676)	(2,320)	(5,542)	(4,516)
Gross profit	$(581)	$6,605	$2,970	$11,309
Tons of ore milled	72,059	80,379	146,304	159,468
Production:
Silver (ounces)	613,474	820,786	1,450,193	1,520,391
Lead (tons)	4,132	5,185	9,080	9,995
Zinc (tons)	2,053	2,095	4,220	4,145
Payable metal quantities sold:
Silver (ounces)	517,564	775,096	1,299,070	1,414,113
Lead (tons)	3,158	4,460	7,354	8,417
Zinc (tons)	1,515	1,614	2,965	3,009
Ore grades:
Silver ounces per ton	8.98	10.73	10.38	10.06
Lead percent	6.1%	6.83%	6.56%	6.66%
Zinc percent	3.1%	2.88%	3.14%	2.94%
Mining cost per ton	$99.14	$87.83	$91.80	$84.44
Milling cost per ton	$20.53	$21.81	$20.40	$21.21
Cash Cost, After By-product Credits, per Silver Ounce (1)	$12.58	$9.10	$10.55	$9.33

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

Gross profit decreased by $7.2 million and $8.3 million, respectively, in the second quarter and first six months of 2015 compared to the same periods in 2014 primarily due to lower silver and lead prices and decreased ore production. The results for the second quarter of 2015 were also impacted by lower ore grades compared to 2014. The lower grades are a result of failure of the underground booster fan, which reduced the ventilation capacity of the mine, leading to the temporary closure of a higher-grade production stope. Lucky Friday has returned to normal ore production rates by extending the work schedule to seven days per week from six, but is mining lower grade material until the fan is replaced and other ventilation infrastructure is completed. We anticipate production from the higher-grade stope to resume in the fourth quarter of this year.

Mining cost per ton was higher by 13% and 9%, respectively, in the second quarter and first half of 2015 compared to the same periods in 2014 due primarily to lower tonnage. Milling cost per ton was lower by 6% and 4%, respectively, in the second quarter and first half of 2015 compared to 2014, as lower costs for consumables offset the impact of lower tonnage.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the second quarter and first six months of 2015 compared to the same periods of 2014:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash Cost, Before By-product Credits, per Silver Ounce	$28.51	$23.95	$24.57	$24.71
By-product credits	(15.93)	(14.85)	(14.02)	(15.38)
Cash Cost, After By-product Credits, per Silver Ounce	$12.58	$9.10	$10.55	$9.33

The increase in Cash Cost, After By-product Credits, per Silver Ounce in the second quarter and first half of 2015 compared to the same periods in 2014 was the result of lower silver production due to ventilation constraints impacting ore grades in the second quarter as discussed above.

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

The #4 Shaft project, an internal shaft at the Lucky Friday mine, is expected to provide deeper access which should in turn extend the mine's operational life and expand silver ounce production.  We commenced engineering and construction activities on the #4 Shaft in late 2008, and our Board of Directors gave its final approval of the project in August 2011.  Construction of the #4 Shaft as currently designed is expected to cost approximately $225 million, including approximately $184 million already spent as of June 30, 2015, with completion expected in 2016.  We believe that our current capital resources will allow us to complete the project.  However, there are a number of factors that could affect completion of the project, including:  (i) a significant decline in metals prices, (ii) a reduction in available cash or credit, whether arising from decreased cash flow or other uses of available cash, (iii) increased regulatory burden, or (iv) a significant increase in operating or capital costs.

Many of the employees at our Lucky Friday unit are represented by a union. The collective bargaining agreement with the union expires on April 30, 2016.

See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for contingencies related to various accidents and other events that occurred at the Lucky Friday mine in prior periods.

The Casa Berardi Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales	$35,585	$38,291	$67,431	$80,387
Cost of sales and other direct production costs	(26,055)	(27,822)	(48,583)	(55,630)
Depreciation, depletion and amortization	(10,714)	(8,456)	(19,357)	(17,037)
Gross profit (loss)	$(1,184)	$2,013	$(509)	$7,720
Tons of ore milled	219,002	212,489	407,097	398,632
Production:
Gold (ounces)	30,939	28,623	56,350	59,882
Silver (ounces)	7,551	5,866	13,463	10,977
Payable metal quantities sold:
Gold (ounces)	29,806	29,641	55,989	62,097
Silver (ounces)	6,286	5,566	11,913	10,629
Ore grades:
Gold ounces per ton	0.17	0.15	0.16	0.17
Silver ounces per ton	0.040	0.031	0.040	0.031
Mining cost per ton	$95.88	$103.92	$100.33	$111.96
Milling cost per ton	$18.95	$19.23	$20.33	$20.89
Cash Cost, After By-product Credits, per Gold Ounce (1)	$832	$952	$896	$917

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

Gross profit decreased by $3.2 million and $8.2 million for the second quarter and first half of 2015, respectively, compared to the same periods of the prior year. The decrease is primarily due to lower gold prices and recoveries, partially offset by a slight increase in tons of ore milled in the second quarter and first half of 2015 compared to the same periods of 2014.

Mining costs per ton for the second quarter and first half of 2015 totaled $95.88 and $100.33, respectively, 8% and 10% lower than the costs of $103.92 and $111.96 achieved in the same periods of last year. The decrease is primarily due to higher ore production and foreign exchange differences, as the U.S. dollar was stronger relative to the Canadian dollar in the 2015 periods. The variance for the first half of 2015 is also attributed to lower propane costs this year compared to last when a propane shortage resulted in higher prices.

Milling unit costs decreased by 1% and 3% in the second quarter and first half of 2015, respectively, compared to the same periods in 2014 mainly due to higher ore production and foreign exchange differences as noted above.

Sales during the second quarter and first half of 2015 totaled $35.6 million and $67.4 million, respectively, compared to $38.3 million and $80.4 million for the same periods of 2014. The decreases in 2015 are primarily due to lower gold prices and recoveries. Recoveries were lower during the first half of 2015 due to new metallurgical characteristics of ore from the 118 Zone, requiring adjustments to the mill which are anticipated to improve recoveries during the second half of the year. Our average realized price per ounce of gold during the second quarter and first half of 2015 was $1,194 and $1,208, respectively, compared to $1,291 and $1,295 for the same periods of 2014.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for the second quarter and first half of 2015 and 2014:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash Cost, Before By-product Credits, per Gold Ounce	$836	$956	$900	$921
By-product credits	(4)	(4)	(4)	(4)
Cash Cost, After By-product Credits, per Gold Ounce	$832	$952	$896	$917

The decrease in Cash Cost, After By-product Credits, per Gold Ounce for the 2015 periods compared to 2014 was primarily the result of strengthening of the U.S. dollar relative to the Canadian dollar in the 2015 periods.

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

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans, while affording a significant benefit to our employees, also represent a significant liability to us. The liability recorded for the funded status of our plans was $42.3 million and $43.7 million as of June 30, 2015 and December 31, 2014, respectively. In January 2015, we contributed approximately $5.0 million in shares of our common stock to our defined benefit plans, with no additional contributions anticipated in 2015. While the economic variables which will determine future funding requirements are uncertain, we expect contributions to increase in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Income Taxes

We continue to have a net deferred tax asset in the U.S. and a net deferred tax liability in Canada. Our U.S. net deferred tax asset at June 30, 2015 totaled $114.5 million, or 5% of total assets, an increase of $3.5 million from the $111.0 million net deferred tax asset at December 31, 2014. The largest component of the deferred tax asset is net operating loss carryforwards which are available to be applied against future taxable income. The next largest component is deferred exploration expense. Each reporting period we assess our deferred tax assets utilizing long-range forecasts to provide reasonable assurance that they will be realized through future earnings. At June 30, 2015, we retained a valuation allowance on U.S. deferred tax assets of $6.5 million, primarily for foreign tax credits. A $31.5 million valuation allowance remains on deferred tax assets in foreign jurisdictions.

Our net Canadian deferred tax liability at June 30, 2015 was $138.1 million, a decrease of $15.3 million from the $153.4 million net deferred tax liability at December 31, 2014. The deferred tax liability is the result of the acquisition of Aurizon completed on June 1, 2013, and is primarily related to the excess of the fair market value of the assets acquired over the tax bases of those assets for Canadian tax reporting, with the majority of that value allocated to mineral resources and reserves.

Our effective tax rate for the six months ended June 30, 2015 compared to the same period in 2014 was impacted by changes in discrete tax adjustments, including the impact of the Revett acquisition, the effects of the U.S. deduction for percentage depletion, and the impact of taxation in foreign jurisdictions.

Reconciliation of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The tables below present reconciliations between the non-GAAP measures of Cash Cost, Before By-product Credits, per Ounce and Cash Cost, After By-product Credits, per Ounce to the most comparable GAAP measures of cost of sales and other direct production costs and depreciation, depletion and amortization for our operations at the Greens Creek, Lucky Friday, and Casa Berardi units for the three-month and six-month periods ended June 30, 2015 and 2014.

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

Cash Cost, Before By-product Credits, per Ounce includes all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining expense, on-site general and administrative costs, royalties and mining production taxes. By-product credits include revenues earned from all metals other than the primary metal produced at each unit. Cash Cost, After By-product Credits, per Ounce provides management and investors an indication of operating cash flow, after consideration of the average price, received from production. Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective. Cash Cost, After By-product Credits, per Ounce is a measure developed by precious metals companies (including the Silver Institute) in an effort to provide a uniform standard for comparison purposes. There can be no assurance, however, that our reporting of this non-GAAP measure is the same as that reported by other mining companies.

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

As depicted in the Greens Creek Unit and the Lucky Friday Unit tables below, by-product credits comprise an essential element of our silver unit cost structure, distinguishing our silver operations due to the polymetallic nature of their orebodies. By-product credits included in our presentation of Cash Cost, After By-product Credits, per Silver Ounce include:

In thousands (except per ounce amounts)	Total, Greens Creek and Lucky Friday
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
By-product value, all silver properties:
Zinc	$25,224	$23,653	$46,914	$46,609
Gold	13,487	15,997	28,995	32,257
Lead	14,472	16,988	28,365	32,755
Total by-product credits	$53,183	$56,638	$104,274	$111,621

By-product credits per silver ounce, all silver properties
Zinc	$10.21	$9.42	$8.78	$9.32
Gold	5.47	6.38	5.43	6.46
Lead	5.86	6.77	5.31	6.56
Total by-product credits	$21.54	$22.57	$19.52	$22.34

By-product credits included in our presentation of Cash Cost, After By-product Credits, per Gold Ounce for our Casa Berardi Unit include:

In thousands (except per ounce amounts)	Casa Berardi Unit
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Silver by-product value	$123	$114	$220	$218
Silver by-product credits per gold ounce	$4	$4	$4	$4

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

In thousands (except per ounce amounts)	Total, Greens Creek and Lucky Friday
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash Cost, Before By-product Credits (1)	$67,034	$70,051	$132,280	$134,570
By-product credits	(53,183)	(56,638)	(104,273)	(111,621)
Cash Cost, After By-product Credits	13,851	13,413	28,007	22,949
Divided by silver ounces produced	2,469	2,509	5,342	4,996
Cash Cost, Before By-product Credits, per Silver Ounce	$27.15	$27.91	$24.75	$26.93
By-product credits per silver ounce	$(21.54)	$(22.57)	$(19.52)	$(22.34)
Cash Cost, After By-product Credits, per Silver Ounce	$5.61	$5.34	$5.24	$4.59
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$13,851	$13,413	$28,007	$22,949
Depreciation, depletion and amortization	16,451	19,280	33,063	36,502
Treatment costs	(19,305)	(20,010)	(39,226)	(39,916)
By-product credits	53,183	56,641	104,273	111,624
Change in product inventory	(6,119)	(7,211)	(401)	(2,416)
Reclamation and other costs	(98)	383	296	908
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$57,965	$62,496	$126,014	$129,651

In thousands (except per ounce amounts)	Greens Creek Unit
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash Cost, Before by-Product Credits (1)	$49,540	$50,405	$96,653	$97,004
By-product credits	(43,409)	(44,459)	(83,940)	(88,236)
Cash Cost, After By-product Credits	6,131	5,946	12,713	8,768
Divided by silver ounces produced	1,856	1,689	3,892	3,476
Cash Cost, Before By-product Credits, per Silver Ounce	$26.69	$29.84	$24.82	$27.91
By-product credits per silver ounce	$(23.39)	$(26.32)	$(21.57)	$(25.38)
Cash Cost, After By-product Credits, per Silver Ounce	$3.30	$3.52	$3.27	$2.52
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$6,131	$5,946	$12,713	$8,768
Depreciation, depletion and amortization	13,775	16,960	27,521	31,986
Treatment costs	(15,639)	(14,993)	(30,872)	(30,382)
By-product credits	43,409	44,462	83,940	88,239
Change in product inventory	(4,775)	(7,376)	919	(2,377)
Reclamation and other costs	(87)	340	301	868
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$42,815	$45,339	$94,523	$97,102

In thousands (except per ounce amounts)	Lucky Friday Unit
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash Cost, Before By-product Credits (1)	$17,494	$19,646	$35,627	$37,566
By-product credits	(9,774)	(12,179)	(20,333)	(23,385)
Cash Cost, After By-product Credits	7,720	7,467	15,294	14,181
Divided by silver ounces produced	613	820	1,450	1,520
Cash Cost, Before By-product Credits, per Silver Ounce	$28.53	$23.95	$24.57	$24.71
By-product credits per silver ounce	$(15.94)	$(14.85)	$(14.02)	$(15.38)
Cash Cost, After By-product Credits, per Silver Ounce	$12.58	$9.10	$10.55	$9.33
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$7,720	$7,467	$15,294	$14,181
Depreciation, depletion and amortization	2,676	2,320	5,542	4,516
Treatment costs	(3,666)	(5,017)	(8,354)	(9,534)
By-product credits	9,774	12,179	20,333	23,385
Change in product inventory	(1,344)	165	(1,320)	(39)
Reclamation and other costs	(10)	43	(5)	40
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$15,150	$17,157	$31,490	$32,549

In thousands (except ounce and per ounce amounts)	Casa Berardi Unit
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash Cost, Before By-product Credits (1)	$25,876	$27,351	$50,711	$55,159
By-product credits	(123)	(114)	(220)	(218)
Cash Cost, After by-product credits	25,753	27,237	50,491	54,941
Divided by gold ounces produced	30,939	28,623	56,350	59,882
Cash Cost, Before By-product Credits, per Gold Ounce	$836	$956	$900	$921
By-product credits per gold ounce	$(4)	$(4)	$(4)	$(4)
Cash Cost, After By-product Credits, per Gold Ounce	$832	$952	$896	$917
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$25,753	$27,237	$50,491	$54,941
Depreciation, depletion and amortization	10,714	8,456	19,357	17,037
Treatment costs	(144)	(131)	(297)	(229)
By-product credits	123	114	220	218
Change in product inventory	206	395	(2,066)	288
Reclamation and other costs	116	207	234	412
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$36,768	$36,278	$67,939	$72,667

In thousands	Total, All Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$39,604	$40,650	$78,498	$77,890
Depreciation, depletion and amortization	27,165	27,736	52,420	53,539
Treatment costs	(19,449)	(20,141)	(39,523)	(40,145)
By-product credits	53,306	56,755	104,493	111,842
Change in product inventory	(5,913)	(6,816)	(2,467)	(2,128)
Reclamation and other costs	20	590	531	1,320
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$94,733	$98,774	$193,952	$202,318

(1)

Includes all direct and indirect operating costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mining production taxes, after by-product revenues earned from all metals other than the primary metal produced at each unit.

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	June 30, 2015	December 31, 2014
Cash and cash equivalents held in U.S. dollars	$168.7	$180.9
Cash and cash equivalents held in foreign currency	22.9	28.8
Total cash and cash equivalents	191.6	209.7
Marketable equity securities - non-current	2.7	4.9
Total cash, cash equivalents and investments	$194.3	$214.6

Cash and cash equivalents decreased by $18.1 million in the first six months of 2015, as discussed below, while the value of non-current marketable equity securities decreased by $2.2 million (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

On April 12, 2013, we completed an offering of Notes in the total principal amount of US$500 million, as discussed in Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited). The net proceeds from the offering of the Notes of $490 million were used to partially fund the acquisition of Aurizon and for general corporate purposes, including expenses related to the Aurizon acquisition. In addition, on April 14, 2014, we contributed $6.5 million in aggregate principal amount of the Notes in order to satisfy the funding requirement for one of our defined benefit pension plans for 2014. The Notes are due May 1, 2021 and bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for.  Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013.

The #4 Shaft project, which is discussed further in the Lucky Friday Segment section above, is expected to involve capital expenditures of approximately $225 million through 2016, including approximately $184 million that has been spent on the project as of June 30, 2015.

In the third quarter of 2015, we expect to make a development decision to mine near surface, high grade portions of the deposits at our San Sebastian project in Mexico, and anticipate commencing production there by early 2016.  As a result, we expect to incur development and pre-production costs there during the second half of 2015 and first half of 2016 totaling approximately $10 million, and believe San Sebastian will generate positive cash flows in 2016 and 2017.  However, our estimate of costs could change, and our ability to generate cash flow at San Sebastian could be impacted by changes in precious metals prices or other factors, and there can be no assurance that we will be able to develop and operate San Sebastian as anticipated.

As discussed in Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited), in June 2015 we completed the acquisition of all of the outstanding common stock of Revett for total consideration of $20.1 million, consisting of $0.9 million in cash and $19.1 million in our common stock. As a result of the acquisition, we anticipate incurring costs over the next three to four years totaling approximately $18.8 million for reclamation of the Troy mine. We expect to recover approximately $16.8 million of these costs over that time period through submittal of reimbursement claims pursuant to an insurance policy held by the Revett subsidiary owning the Troy mine, and this amount is recorded as a non-current asset as of June 30, 2015. However, there can be no assurance that we will be successful in obtaining reimbursement for such costs as anticipated.

As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited), we believe that it is probable that CoCa, our wholly-owned subsidiary, will incur a settlement liability for response costs at the Gilt Edge and Nelson Tunnel/Commodore sites, which we currently estimate to be $9.9 million after payments from insurance proceeds and another party to the settlement. However, there can be no assurance the settlement will be finalized as outlined above or occur at all.

Pursuant to our common stock dividend policy described in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), our Board of Directors declared and paid dividends on common stock totaling $0.9 million in the first quarter of 2015 and $0.9 million in the first quarter of 2014. On August 6, 2015, our Board of Directors declared a dividend on common stock totaling $0.9 million payable in September 2015. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of June 30, 2015, 934,100 shares have been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at August 4, 2015, was $2.02 per share.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or financing. There can be no assurance that such financing will be available to us.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, and full availability of our $100 million revolving credit facility, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing (including equity issuances) if needed will be adequate to meet our obligations and other potential cash requirements during the next 12 months. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Notes, capital outlays for the #4 Shaft project and other capital expenditures, regulatory matters, litigation, potential repurchases of our common stock under the program described above, and payment of dividends on common stock, if declared by our board of directors.  We currently estimate that a total of approximately $150 million will be spent on capital expenditures, primarily for equipment, infrastructure, and development at our mines, in 2015.  We also estimate that exploration and pre-development expenditures will total approximately $24 million in 2015. However, capital, exploration, and pre-development expenditures may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate costs, sources of liquidity available to us, and other factors. A sustained downturn in metals prices or significant increase in operational or capital costs, other uses of cash, or other factors beyond our control could impact our plans.

	Six Months Ended
	June 30, 2015	June 30, 2014
Cash provided by operating activities (in millions)	$52.2	$57.0

Cash provided by operating activities in the first half of 2015 decreased by $4.8 million compared to the same period in 2014 primarily due to lower income, as adjusted for non-cash items. The lower income is primarily due to lower precious metals prices and lower production at the Lucky Friday mine (see the Lucky Friday Segment section above). Working capital and other operating asset and liability changes resulted in a net cash flow decrease of $0.8 million in the first six months of 2015 compared to a net increase in cash flows of $0.9 million in the 2014 period.   The $1.7 million variance in working capital changes is attributed to lower accrued taxes in 2015 as a result of the timing of payments, and an increased portion of incentive compensation related to prior-year performance paid in cash rather than stock. These factors were partially offset by higher accounts payable due to increased exploration, and pre-development spending, higher net reclamation liabilities, and lower accounts receivable balances due primarily to the timing of shipments at Greens Creek.

	Six Months Ended
	June 30, 2015	June 30, 2014
Cash used in investing activities (in millions)	$(59.9)	$(52.9)

During the first half of 2015, we invested $58.3 million in capital expenditures, not including $2.4 million in non-cash capital lease additions, a decrease of $0.8 million compared to the same period in 2014 due to lower expenditures at the Casa Berardi unit, partially offset by higher expenditures at the Greens Creek and Lucky Friday units.  We purchased marketable securities having a cost basis of $0.9 million during the first half of 2015. We recognized a cash outflow for the acquisition of Revett, net of cash acquired, of $0.8 million during the first half of 2015, as discussed above. During the first half of 2014, restricted investments related to reclamation bonding at the Casa Berardi unit decreased by $4.3 million.

	Six Months Ended
	June 30, 2015	June 30, 2014
Cash (used in) provided by financing activities (in millions)	$(8.1)	$5.5

We made repayments on our capital leases of $4.9 million and $4.5 million in the six-month periods ended June 30, 2015 and 2014, respectively. During the first six months of 2015 and 2014, we paid cash dividends on our common stock totaling $1.9 million and $1.7 million, respectively, and cash dividends of $0.3 million on our Series B Preferred Stock. We acquired treasury shares for $0.9 million and $1.5 million in the first half of 2015 and 2014, respectively, with the 2015 activity and $39,000 of the 2014 activity resulting from our employees' elections to satisfy their tax withholding obligations related to incentive compensation paid in stock through net share settlement, and the remaining activity in the first half of 2014 relating to acquisitions under our stock repurchase program discussed above. We incurred costs related to our credit facility of $0.1 million and $0.6 million in the first half of 2015 and 2014, respectively. During the first half of 2014, we received $14.1 million in proceeds from the exercise of warrants, with no comparable activity in 2015.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments which are primarily related to our Notes, outstanding purchase orders, certain capital expenditures, our credit facility and lease arrangements as of June 30, 2015 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligation (1)	$19,830	—	—	$—	$19,830
Commitment fees (2)	500	1,192	—	—	1,692
Contractual obligations (3)	27,773	627	—	—	28,400
Capital lease commitments (4)	9,715	9,783	1,317	—	20,815
Operating lease commitments (5)	4,655	8,127	2,491	1,041	16,314
Supplemental executive retirement plan (6)	345	712	747	2,303	4,107
Senior notes (7)	34,822	69,644	69,644	535,518	709,628

Total contractual cash obligations	$97,640	$90,085	$74,199	$538,862	$800,786

(1)

Consists of open purchase orders of approximately $2.4 million at the Casa Berardi unit, $13.5 million at the Greens Creek unit, and $3.9 million at the Lucky Friday unit.  Included in these amounts are approximately $0.7 million, $6.9 million, and $2.4 million related to various capital projects at the Casa Berardi, Greens Creek, and Lucky Friday units, respectively.

(2)

We have a $100 million revolving credit agreement under which we are required to pay a standby fee of 0.5% per annum on undrawn amounts under the revolving credit agreement. There was no amount drawn under the revolving credit agreement as of June 30, 2015, and the amounts above assume no amounts will be drawn during the agreement's term.  For more information on our credit facility, see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)	As of June 30, 2015, we were committed to approximately $28.4 million for various items including $26.5 million and $1.9 million at Greens Creek and Casa Berardi, respectively.

(4)

Includes scheduled capital lease payments of $14.2 million, $3.7 million, and $2.9 million (including interest) for equipment at our Greens Creek, Lucky Friday and Casa Berardi units, respectively.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At June 30, 2015, our liabilities for these matters totaled $91.9 million. Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At June 30, 2015, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

 Sales of concentrates sold directly to customers are recorded as revenues when title and risk of loss transfer to the customer (generally at the time of shipment) at estimated forward metals prices for the estimated month of settlement. Due to the time elapsed between the time of shipment of concentrates to the customer and final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales and trade accounts receivable are adjusted to estimated settlement metals prices until final settlement by the customer. Changes in metals prices between shipment and final settlement result in changes to revenues and accounts receivable previously recorded upon shipment.  As a result, our trade accounts receivable balances related to concentrate sales are subject to changes in metals prices until final settlement occurs.  For more information, see part N. Revenue Recognition of Note 1 of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2014.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at June 30, 2015, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (Item 1A. – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2014, as updated in Part II, Item 1A – Risk Factors in our quarterly report on Form 10-Q for the period ended March 31, 2015).

Provisional Sales

Sales of concentrates sold directly to customers, including by-product metals, are recorded as revenues when title and risk of loss transfers to the customer (generally at the time of shipment) at forward prices for the estimated month of settlement. Due to the time elapsed between shipment of concentrates to the customer and the final settlement with the customer we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our annual report filed on Form 10-K for the year ended December 31, 2014).  At June 30, 2015, metals contained in concentrates and exposed to future price changes totaled approximately 1.6 million ounces of silver, 6,891 ounces of gold, 13,483 tons of zinc, and 3,682 tons of lead.  If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $6.4 million.  However, as discussed in Commodity-Price Risk Management below, we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, we use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At June 30, 2015, we recorded the following balances related to these contracts:

•	a current asset of $3.0 million which is included in other current assets and is net of $1.1 million in contracts in a fair value liability position;
•	a non-current asset of $0.5 million which is included in other non-current assets and deferred charges.

We recognized a $1.4 million net gain during the first six months of 2015 on the forward contracts for our concentrate shipments, which is included in sales of products.  The net gain recognized on the contracts offsets losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $4.9 million net gain during the first six months of 2015 on the forward contracts for forecasted future concentrate shipments, which includes $15.0 million in gains realized on settled contracts. During the second quarter of 2015, we monetized a number favorable base metal contracts for proceeds of $12.0 million because of the sustained weakened price environment. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net gain during the first six months of 2015 is the result of decreasing zinc and lead prices. This program is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following table summarizes the quantities of metals committed under forward sales contracts at June 30, 2015:

	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2015 settlements	1,388	6	25,298	5,567	$16.45	$1,194	$0.97	$0.82

Contracts on forecasted sales
2015 settlements	—	—	13,228	—	N/A	N/A	$0.88	N/A
2016 settlements	—	—	20,779	—	N/A	N/A	$0.95	N/A

The contracts represent 11% of the forecasted payable zinc production at an average price of $0.93 per pound. No forecasted lead production was committed under forward contracts as of June 30, 2015.

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates of the currencies involved, particularly between the U.S. dollar and Canadian dollar. On June 1, 2013, we completed the acquisition of Aurizon Mines Ltd., which gave us ownership of the Casa Berardi mine and various mineral interests in Quebec, Canada. We have determined that the functional currency for our Canadian operations is the U.S. dollar. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from Canadian dollars to U.S. dollars are recorded to earnings each period. For the second quarter of 2015, we recognized a net foreign exchange gain of $10.4 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. We currently do not utilize forward contracts or other contracts to manage our exposure to foreign currency fluctuations, but we may do so in the future. A 1% change in the exchange rate between the U.S. dollar and Canadian dollar from the rate at June 30, 2015 would have resulted in a change of approximately $1.5 million in our net foreign exchange gain.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of June 30, 2015, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Item 1A – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2014, as updated in Part II, Item 1A – Risk Factors in our quarterly report on Form 10-Q for the period ended March 31, 2015, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results.

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

HECLA MINING COMPANY
(Registrant)

Date:	August 6, 2015	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	August 6, 2015	By:	/s/ James A. Sabala
James A. Sabala, Senior Vice President and
Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – June 30, 2015

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

4.2(b)

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