Form 10-Q
period 2015-09-30
HECLA MINING CO/DE/
filed 2015-11-04
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      .    No XX.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding November 2, 2015
Common stock, par value $0.25 per share	378,112,840

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended September 30, 2015

INDEX*

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$174,454	$209,665
Accounts receivable:
Trade	10,384	17,696
Taxes	14,219	10,392
Other, net	12,970	6,792
Inventories:
Concentrates, doré, and stockpiled ore	20,281	25,999
Materials and supplies	23,325	21,474
Current deferred income taxes	19,573	12,029
Other current assets	15,957	12,312
Total current assets	291,163	316,359
Non-current investments	2,003	4,920
Non-current restricted cash and investments	999	883
Properties, plants, equipment and mineral interests, net	1,878,177	1,831,564
Non-current deferred income taxes	93,037	98,923
Reclamation insurance asset	16,800	—
Other non-current assets and deferred charges	3,034	9,415
Total assets	$2,285,213	$2,262,064
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$47,724	$41,869
Accrued payroll and related benefits	23,497	27,956
Accrued taxes	7,078	4,241
Current portion of capital leases	9,492	9,491
Current portion of debt	1,981	—
Current portion of accrued reclamation and closure costs	20,788	1,631
Other current liabilities	15,056	5,797
Total current liabilities	125,616	90,985
Capital leases	9,485	13,650
Accrued reclamation and closure costs	70,822	55,619
Long-term debt	501,281	498,479
Non-current deferred tax liability	125,753	153,300
Other noncurrent liabilities	50,485	53,057
Total liabilities	883,442	865,090
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, authorized 500,000,000 shares; issued and outstanding 2015 — 377,697,406 shares and 2014 — 367,376,863 shares	95,114	92,382
Capital surplus	1,517,514	1,486,750
Accumulated deficit	(168,522)	(141,306)
Accumulated other comprehensive loss	(31,640)	(32,031)
Less treasury stock, at cost; 2015 — 2,764,973 and 2014 — 2,151,482 shares issued and held in treasury	(10,734)	(8,860)
Total shareholders’ equity	1,401,771	1,396,974
Total liabilities and shareholders’ equity	$2,285,213	$2,262,064

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Sales of products	$104,941	$135,507	$328,230	$378,796
Cost of sales and other direct production costs	79,273	86,680	220,805	235,460
Depreciation, depletion and amortization	28,229	26,804	80,649	80,342
	107,502	113,484	301,454	315,802
Gross profit (loss)	(2,561)	22,023	26,776	62,994
Other operating expenses:
General and administrative	9,461	7,884	26,477	23,984
Exploration	5,540	5,797	14,748	13,086
Pre-development	1,696	391	3,834	1,247
Other operating expense	743	442	2,137	1,853
Provision for closed operations and reclamation	1,181	1,238	10,983	3,609
Acquisition costs	15	—	2,162	—
	18,636	15,752	60,341	43,779
Income (loss) from operations	(21,197)	6,271	(33,565)	19,215
Other income (expense):
Gain (loss) on derivative contracts	3,347	(411)	8,252	(2,560)
Loss on disposition of investments	—	—	—	—
Unrealized loss on investments	(100)	(2,830)	(3,226)	(2,750)
Foreign exchange gain	9,077	7,299	19,518	6,051
Interest and other income	100	32	173	208
Interest expense, net of amount capitalized	(6,617)	(6,505)	(19,350)	(20,307)
	5,807	(2,415)	5,367	(19,358)
Income (loss) before income taxes	(15,390)	3,856	(28,198)	(143)
Income tax benefit (provision)	5,500	(180)	4,193	1,062
Net income (loss)	(9,890)	3,676	(24,005)	919
Preferred stock dividends	(138)	(138)	(414)	(414)
Income (loss) applicable to common shareholders	$(10,028)	$3,538	$(24,419)	$505
Comprehensive income (loss):
Net income (loss)	$(9,890)	$3,676	$(24,005)	$919
Reclassification of loss on disposition or impairment of marketable securities included in net income (loss)	—	2,425	2,993	2,425
Defined benefit pension plan costs	—	—	—	(1,192)
Unrealized holding gains (losses) on investments	(391)	(149)	(2,603)	205
Comprehensive income (loss)	$(10,281)	$5,952	$(23,615)	$2,357
Basic income (loss) per common share after preferred dividends	$(0.03)	$0.01	$(0.07)	$—
Diluted income (loss) per common share after preferred dividends	$(0.03)	$0.01	$(0.07)	$—
Weighted average number of common shares outstanding - basic	377,508	359,472	372,555	348,801
Weighted average number of common shares outstanding - diluted	377,508	362,262	372,555	354,673
Cash dividends declared per common share	$0.0025	$0.0025	$0.0075	$0.0075

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Operating activities:
Net income (loss)	$(24,005)	$919
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	81,475	81,116
Unrealized loss on investments	3,060	2,750
Loss (gain) on disposition of properties, plants, equipment, and mineral interests	175	(49)
Provision for reclamation and closure costs	11,028	3,646
Stock compensation	4,036	3,826
Deferred income taxes	(1,781)	(5,859)
Amortization of loan origination fees	1,365	1,703
Loss on derivative contracts	9,561	6,458
Foreign exchange gain	(17,566)	(5,932)
Other non-cash items, net	45	(914)
Change in assets and liabilities, net of business acquisitions:
Accounts receivable	(2,951)	10,952
Inventories	4,382	7,125
Other current and non-current assets	(6,779)	(1,097)
Accounts payable and accrued liabilities	3,986	(4,446)
Accrued payroll and related benefits	2,221	10,205
Accrued taxes	2,782	(1,541)
Accrued reclamation and closure costs and other non-current liabilities	7,934	(50,094)
Cash provided by operating activities	78,968	58,768
Investing activities:
Additions to properties, plants, equipment and mineral interests	(95,399)	(90,697)
Acquisition of Revett, net of cash acquired	(809)	—
Proceeds from disposition of properties, plants, equipment and mineral interests	277	447
Purchases of investments	(947)	(580)
Changes in restricted cash and investment balances	—	4,334
Net cash used in investing activities	(96,878)	(86,496)
Financing activities:
Proceeds from exercise of warrants	—	54,418
Acquisition of treasury shares	(1,875)	(3,740)
Dividends paid to common shareholders	(2,796)	(2,629)
Dividends paid to preferred shareholders	(414)	(414)
Credit facility and debt issuance fees paid	(123)	(705)
Payments on debt	(216)	—
Payments on capital leases	(7,833)	(6,893)
Net cash provided by (used in) financing activities	(13,257)	40,037
Effect of exchange rates on cash	(4,044)	(2,124)
Net increase (decrease) in cash and cash equivalents	(35,211)	10,185
Cash and cash equivalents at beginning of period	209,665	212,175
Cash and cash equivalents at end of period	$174,454	$222,360
Significant non-cash investing and financing activities:
Addition of capital lease obligations	$4,346	$3,450
Common stock issued for the acquisition of Revett	$19,133	$—
Payment of accrued compensation in restricted stock units	$3,016	$4,600
Senior Notes contributed to pension plan, par value	$—	$6,500

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

The results of operations for the periods presented may not be indicative of those which may be expected for a full year.  The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate for the information not to be misleading.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosures of contingent liabilities.  Accordingly, ultimate results could differ materially from those estimates.

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

Note 2.    Investments and Restricted Cash

Investments

At September 30, 2015 and December 31, 2014, the fair value of our non-current investments was $2.0 million and $4.9 million, respectively.  Our non-current investments consist of marketable equity securities, which are carried at fair value as they are classified as “available-for-sale.” The cost bases of our non-current investments were approximately $4.2 million and $7.3 million, respectively, at September 30, 2015 and December 31, 2014. During the first quarter of 2015, we recognized a $2.8 million impairment charge against earnings, as we determined the impairment to be other-than-temporary. We also acquired equity in another mining company for a total cost of $0.9 million during the first quarter of 2015. Due to the acquisition of Revett in June 2015, the basis in previously held stock was eliminated, reducing the cost basis of our non-current investments by $0.5 million, with a $0.2 million unrealized loss included in current earnings.

At September 30, 2015, total unrealized loss positions of $2.2 million, net of unrealized gains of $6 thousand, for our non-current investments were included in accumulated other comprehensive loss.

Restricted Cash and Investments

Various laws, permits, and covenants require that we have financial assurances in place for certain environmental and reclamation obligations and other potential liabilities.  These restricted investments are used primarily for reclamation funding or for funding surety bonds, and were $1.0 million at September 30, 2015 and $0.9 million at December 31, 2014.

Note 3.   Income Taxes

Major components of our income tax provision (benefit) for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Current:
Domestic	$(4,776)	$(778)	$(2,911)	$4,529
Foreign	451	3	606	386
Total current income tax provision (benefit)	(4,325)	(775)	(2,305)	4,915

Deferred:
Domestic	1,812	2,043	5,400	(4,973)
Foreign	(2,987)	(1,088)	(7,288)	(1,004)
Total deferred income tax provision (benefit)	(1,175)	955	(1,888)	(5,977)
Total income tax provision (benefit)	$(5,500)	$180	$(4,193)	$(1,062)

As of September 30, 2015, we have a net deferred tax asset in the U.S. of $ 112.6 million and a net deferred tax liability in Canada of $126.3 million for a consolidated worldwide net deferred tax liability of $13.7 million. Our ability to utilize our deferred tax assets depends on future taxable income generated from operations within the United States; valuation allowances are provided for that portion of our deferred tax assets for which we believe it is more likely than not that we will not realize a benefit.  This judgment is based on several assumptions and estimates including life-of-mine operating plans and our estimates of future metals prices. At September 30, 2015 and December 31, 2014, the balances of the valuation allowances on our deferred tax assets were $42 million and $32 million, respectively, primarily for net operating loss carryforwards.

During the quarter ended September 30, 2015, there was a change in judgment about the realizability of our deferred tax assets in the U.S. Based on revised projections of future taxable income, certain tax net operating losses are projected to expire before utilization. The valuation allowance in the U.S. increased to $19.7 million based on this change in judgment.

The current income tax provisions for the three and nine months ended September 30, 2015 and 2014 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income primarily due to the effects of percentage depletion for all periods presented, the impact of taxation in foreign jurisdictions, and the change in valuation allowance.

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

Rio Grande Silver Guaranty

Our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), is party to a joint venture with Emerald Mining & Leasing, LLC (“EML”) and certain other parties with respect to a land package in the Creede Mining District of Colorado that is adjacent to other land held by Rio. Rio holds a 70% interest in the joint venture. In connection with the joint venture, we are required to guarantee certain environmental remediation-related obligations of EML to a third party up to a maximum liability to us of $2.5 million. As of September 30, 2015, we have not been required to make any payments pursuant to the guaranty. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to the third party. However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties, have jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guaranty as of September 30, 2015.

Lucky Friday Water Permit Matters

Over the last several years, the Lucky Friday unit has experienced several regulatory issues relating to its water discharge permits and water management more generally. In December 2013, the EPA issued to Hecla Limited a notice of violation (“2013 NOV”) alleging certain storm water reporting violations under Lucky Friday’s Clean Water Act Multi-Sector General Stormwater Permit for Industrial Activities. The alleged violations were resolved. The 2013 NOV also contained a request for information under Section 308 of the Clean Water Act directing Hecla Limited to undertake a comprehensive groundwater investigation of Lucky Friday’s tailings pond no. 3 to evaluate whether the pond is causing the discharge of pollutants via seepage to groundwater that is discharging to surface water.

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

Johnny M Mine Area near San Mateo, McKinley County, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") for environmental remediation and past costs the EPA has incurred at the site. Mining at the Johnny M was conducted for a limited period of time by a predecessor of our subsidiary, Hecla Limited. In August 2012, Hecla Limited and the EPA entered into a Settlement Agreement and Administrative Order on Consent for Removal Action (“Consent Order”), pursuant to which Hecla Limited agreed to pay (i) $1.1 million to the EPA for its past response costs at the site and (ii) any future response costs at the site under the Consent Order, in exchange for a covenant not to sue by the EPA. Hecla Limited paid the approximately $1.1 million to the EPA for its past response costs and in December 2014, submitted to EPA the Engineering Evaluation and Cost Analysis (“EE/CA”) for the site. The EE/CA evaluates three alternative response actions: 1) no action, 2) off-site disposal, and 3) on-site disposal. The range in estimated costs of these alternatives is $0 to $221 million. In the EE/CA, Hecla Limited recommended that EPA approve on-site disposal, which is currently estimated to cost $5.6 million, on the basis that it is the most appropriate response action under CERCLA. In June 2015, the EPA approved the EE/CA, with a few minor conditions. The EPA still needs to publish the EE/CA for public notice and comment, and the agency will not make a final decision on the appropriate response action until the public comment process is complete. EPA anticipates that Hecla Limited will implement the selected response action pursuant to an amendment to the Consent Order or a new order to be negotiated with Hecla Limited. Based on the foregoing, we believe it is probable that Hecla Limited will incur a liability for remediation at the site, and our best estimate of that liability as of the date of this report is $5.6 million, and we have accrued that amount. There can be no assurance that Hecla Limited’s liability will not be more than $5.6 million, or that its ultimate liability will not have a material adverse effect on Hecla Limited’s or our results from operations or financial position.

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

Other Commitments

Our contractual obligations as of September 30, 2015 included approximately $21.3 million for various costs. In addition, our open purchase orders at September 30, 2015 included approximately $7.2 million, $0.7 million, and $1.5 million, respectively, for various capital items at the Greens Creek, Lucky Friday, and Casa Berardi units, and approximately $0.7 million, $1.2 million and $0.8 million, respectively, for various non-capital costs at the Greens Creek, Lucky Friday and Casa Berardi units. We also have total commitments of approximately $19.8 million relating to scheduled payments on capital leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday and Casa Berardi units (see Note 9 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of September 30, 2015, we had surety bonds totaling $92.3 million in place as financial support for future reclamation and closure of the Greens Creek and Troy mines, self insurance, and employee benefit plans. In addition, we had letters of credit for approximately $8.1 million outstanding as of September 30, 2015 for environmental reclamation and workers' compensation insurance bonding. We also held a $6.5 million restricted deposit at September 30, 2015 as financial support for reclamation of the Troy mine acquired as part of the Revett acquisition. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding and will be able to satisfy future bonding requirements as they arise.

Other Contingencies

In March 2012, Hecla Limited received notice of a complaint filed against it by the United Steel Workers, Local 5114, with the Federal Mine Safety and Health Review Commission ("FMSHRC") for compensation for bargaining unit workers at the Lucky Friday mine idled as a result of the temporary suspension of production at the mine. The complaint alleged the bargaining unit workers were entitled to compensation under Section 111 of the Federal Mine Safety and Health Act of 1977 the "Mine Act") from November 16, 2011 - the date an order was issued by the Mine Safety Health Administration (“MSHA”) to Hecla Limited - until June 12, 2013 - the date the order was terminated. On February 4, 2015, the judge hearing the case issued an Order finding the applicable period of time for compensation under Section 111 of the Mine Act to be approximately 8 days and the compensation owed to the employees to be approximately $13,000, plus interest. On March 4, 2015, the Union filed an appeal for discretionary review with the FMSHRC. On March 12, 2015, the FMSHRC issued a notice granting discretionary review, and oral arguments scheduled for November 17, 2015. We believe the claim is without merit, and that all wages due under Section 111, which was an immaterial amount, have already been paid. Therefore, we have not recorded a liability relating to the claim as of September 30, 2015. The value of the union's claim is estimated to be in the range of $0 to $10 million.

On April 12, 2013, the family of Larry Marek, an employee of Hecla Limited who was fatally injured in an April 2011 accident, filed a lawsuit against us and certain of our officers and employees seeking damages for, among other claims, wrongful death and infliction of emotional distress. No dollar amount of damages is specified in the complaint, which was filed in state court in Idaho (Kootenai County District Court). On April 21, 2015, the judge hearing the case granted Hecla’s motion for summary judgment and dismissed the case. The plaintiffs have appealed the decision to the Idaho Supreme Court. We cannot predict the outcome of this matter, however, we believe the case is without merit and are vigorously defending this lawsuit.

On December 11, 2013, four employees of Hecla Limited who were injured in a December 2011 rock burst filed a lawsuit against us and certain of our employees seeking damages for, among other claims, intentional and willful injury and infliction of emotional distress. The plaintiffs seek damages in excess of $1,000,000, as claimed in the complaint, which was filed in state court in Idaho (Kootenai County District Court). On August 28, 2015, the judge hearing the case granted Hecla’s motion for summary judgment and dismissed the case. The plaintiffs have appealed the decision to the Idaho Supreme Court. We cannot predict the outcome of this matter, however, we believe the case is without merit and intend to vigorously defend this lawsuit.

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

Note 5.    Earnings (Loss) Per Common Share

We are authorized to issue 500,000,000 shares of common stock, $0.25 par value per share. At September 30, 2015, there were 380,462,379 shares of our common stock issued and 2,764,973 shares issued and held in treasury, for a net of 377,697,406 shares outstanding.

The following table reconciles weighted average shares outstanding used in the computations of basic and diluted earnings (loss) per share for the three- and nine-month periods ended September 30, 2015 and 2014 (thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator
Net income (loss)	$(9,890)	$3,676	$(24,005)	$919
Preferred stock dividends	(138)	(138)	(414)	(414)
Net income (loss) applicable to common shares for basic and diluted earnings per share	$(10,028)	$3,538	$(24,419)	$505

Denominator
Basic weighted average common shares	377,508	359,472	372,555	348,801
Dilutive warrants, stock options and restricted stock	—	2,790	—	5,872
Diluted weighted average common shares	377,508	362,262	372,555	354,673
Basic earnings (loss) per common share
Net income (loss) applicable to common shares	$(0.03)	$0.01	$(0.07)	$—
Diluted earnings (loss) per common share
Net income (loss) applicable to common shares	$(0.03)	$0.01	$(0.07)	$—

Diluted income (loss) per share for the three- and nine-month periods ended September 30, 2015 and 2014 excludes the potential effects of outstanding shares of our convertible preferred stock, as their conversion and exercise would have no effect on the calculation of dilutive shares.

For the three-month and nine-month periods ended September 30, 2015, all outstanding options, restricted share units, and warrants were excluded from the computation of diluted loss per share, as our reported net losses for those periods would cause their conversion and exercise to have no effect on the calculation of loss per share. For the three-month and nine-month periods ended September 30, 2014, options to purchase 259,342 shares of our common stock were excluded from the computation of diluted earnings per share, as the exercise price of the options exceeded the average price of our stock during those periods and therefore would not affect the calculation of earnings per share.

Note 6.    Business Segments

We are currently organized and managed in four reporting segments: the Greens Creek unit, the Lucky Friday unit, the Casa Berardi unit and the San Sebastian unit.

In the third quarter of 2015, we made the decision to develop a mine at the San Sebastian unit with the goal of commencing ore production by the end of 2015. As a result, we believe the San Sebastian unit now meets the criteria for consideration as a reportable segment. Activities at the San Sebastian unit were previously included in the amounts presented as "other."

General corporate activities not associated with operating units and their various exploration activities, as well as discontinued operations and idle properties, are presented as “other.”  Interest expense, interest income and income taxes are considered general corporate items, and are not allocated to our segments.

The following tables present information about reportable segments for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales to unaffiliated customers:
Greens Creek	$54,351	$67,763	$175,749	$186,808
Lucky Friday	13,916	27,883	48,376	71,740
Casa Berardi	36,674	39,861	104,105	120,248
San Sebastian	—	—	—	—
	$104,941	$135,507	$328,230	$378,796
Income (loss) from operations:
Greens Creek	$21	$8,874	$24,664	$28,724
Lucky Friday	(3,894)	9,007	(933)	20,105
Casa Berardi	(2,603)	395	(6,567)	4,940
San Sebastian	(2,420)	(1,614)	(7,269)	(3,511)
Other	(12,301)	(10,391)	(43,460)	(31,043)
	$(21,197)	$6,271	$(33,565)	$19,215

The following table presents identifiable assets by reportable segment as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	Deceember 31, 2014
Identifiable assets:
Greens Creek	$702,244	$704,121
Lucky Friday	389,700	356,482
Casa Berardi	776,442	800,961
San Sebastian	2,612	1,529
Other	414,215	398,971
	$2,285,213	$2,262,064

Note 7.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014
Service cost	$1,054	$1,020
Interest cost	1,206	1,186
Expected return on plan assets	(1,345)	(1,249)
Amortization of prior service cost	(84)	(84)
Amortization of net loss	1,065	756
Net periodic pension cost	$1,896	$1,629

	Nine Months Ended September 30,
	2015	2014
Service cost	$3,162	$3,060
Interest cost	3,618	3,558
Expected return on plan assets	(4,036)	(3,747)
Amortization of prior service cost	(253)	(252)
Amortization of net loss	3,195	2,268
Net periodic pension cost	$5,686	$4,887

In January 2015, we contributed approximately $5.0 million in shares of our common stock to our defined benefit plans, with no additional contributions required during the rest of 2015. We expect to contribute approximately $0.4 million to our unfunded supplemental executive retirement plan during 2015.

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

On March 5, 2015, the Board of Directors granted 911,148 shares of common stock to employees for payment of annual and long-term incentive compensation for the period ended December 31, 2014. The shares were distributed in March 2015, and $3.0 million in expense related to the stock awards was recognized as of December 31, 2014.

On July 1, 2015, the Board of Directors granted the following restricted stock unit awards to employees:

•	1,936,057 restricted stock units, with one third of those vesting in July 2016, one third vesting in July 2017, and one third vesting in July 2018;
•	149,597 restricted stock units, with one half of those vesting in July 2016 and one half vesting in July 2017; and
•	77,862 restricted stock units that vest in July 2016.

The $1.9 million in expense related to the unit awards discussed above vesting in 2016 will be recognized on a straight-line basis over the twelve months following the date of the award. The $1.8 million in expense related to the unit awards discussed above vesting in 2017 will be recognized on a straight-line basis over the twenty-four months following the date of the award. The $1.6 million in expense related to the unit awards discussed above vesting in 2018 will be recognized over the thirty-six month period following the date of the award.

In the first nine months of of 2015, a total of 235,l34 shares of common stock were granted to nonemployee directors. We granted a total of 150,378 shares of common stock to nonemployee directors in the first nine months of 2014.

Stock-based compensation expense for restricted stock unit grants to employees and shares issued to nonemployee directors recorded in the first nine months of 2015 totaled $4.0 million, compared to $3.8 million in the same period last year.

In connection with the vesting of restricted stock units and other stock grants, employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations.  As a result, in the first nine months of 2015 we withheld 613,698 shares valued at approximately $1.9 million, or approximately $3.05 per share. In the first nine months of 2014 we withheld 695,961 shares valued at approximately $2.3 million, or approximately $3.27 per share.

Common Stock Dividends

In September 2011 and February 2012, our Board of Directors adopted a common stock dividend policy that has two components: (1) a dividend that links the amount of dividends on our common stock to our average quarterly realized silver price in the preceding quarter, and (2) a minimum annual dividend of $0.01 per share of common stock, in each case, payable quarterly, if and when declared. For illustrative purposes only, the table below summarizes potential per share dividend amounts at different quarterly average realized price levels according to the first component of the policy:

Quarterly average realized silver price per ounce	Quarterly dividend per share	Annualized dividend per share
$30	$0.01	$0.04
$35	$0.02	$0.08
$40	$0.03	$0.12
$45	$0.04	$0.16
$50	$0.05	$0.20

 On November 3, 2015, our Board of Directors declared a common stock dividend, pursuant to the minimum annual dividend component of the policy described above, of $0.0025 per share, for a total dividend of $0.9 million payable in December 2015. Because the average realized silver price for the third quarter of 2015 was $14.54 per ounce, below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

Common Stock Repurchase Program

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of September 30, 2015, 934,100 shares have been purchased at an average price of $3.99 per share, leaving approximately 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at November 2, 2015, was $2.13 per share.

Warrants

At September 30, 2015, we had 2,249,550 warrants outstanding, with each warrant exercisable for 0.1622 of a share of our common stock at an exercise price of $6.17 per share. The warrants expire in March 2016.

Note 9.    Senior Notes, Credit Facility, and Capital Leases

Senior Notes

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021, and in 2014, an additional $6.5 million aggregate principal amount of the Notes was issued to our pension plan in order to satisfy the funding requirement for 2014. The Notes are governed by the Indenture, dated as of April 12, 2013, as amended (the “Indenture”), among Hecla Mining Company ("Hecla") and certain of our subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee. The net proceeds from the initial offering of the Notes ($490 million) were used to partially fund the acquisition of Aurizon and for general corporate purposes, including expenses related to the Aurizon acquisition.

The Notes are recorded net of a 2% initial purchaser discount totaling $10 million at the time of the April 2013 issuance and having an unamortized balance of $7.1 million as of September 30, 2015. The Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for.  Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. During the first nine months of 2015 and 2014, interest expense related to the Notes and amortization of the initial purchaser discount and fees related to the issuance of the Notes, net of $10.0 million and $8.6 million, respectively, in capitalized interest, totaled $17.2 million and $18.6 million, respectively.

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

We were in compliance with all covenants under the credit agreement and no amounts were outstanding as of September 30, 2015.  We have not drawn funds on the revolving credit facility as of the filing date of this report.

Note Payable

As a result of the merger with Revett, discussed in Note 13, we acquired a note payable having a principal balance of $3.8 million as of September 30, 2015. The note has a maturity date of February 2017 and an interest rate of 6.25% per year, and is collateralized by certain equipment at the Troy mine. $2.0 million of the note payable was classified as current, with the remaining $1.8 million classified as non-current, as of September 30, 2015.

Capital Leases

We have entered into various lease agreements, primarily for equipment at our Greens Creek and Lucky Friday units, which we have determined to be capital leases.  At September 30, 2015, the total liability balance associated with capital leases, including certain purchase option amounts, was $19.0 million, with $9.5 million of the liability classified as current and the remaining $9.5 million classified as non-current. At December 31, 2014, the total liability balance associated with capital leases was $23.1 million, with $9.5 million of the liability classified as current and $13.7 million classified as non-current. The total obligation for future minimum lease payments was $19.8 million at September 30, 2015, with $0.8 million attributed to interest.

At September 30, 2015, the annual maturities of capital lease commitments, including interest, are (in thousands):

Twelve-month period ending September 30,
2016	$9,450
2017	5,876
2018	3,294
2019	1,123
2020	71
Total	19,814
Less: imputed interest	(837)
Net capital lease obligation	$18,977

Note 10.    Developments in Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall with various SEC Staff Accounting Bulletins providing interpretive guidance. ASU No. 2014-09 establishes a new five step principle-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. ASU No. 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017. We are in the process of evaluating this guidance and our method of adoption.

In April 2015, the FASB issued ASU No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. ASU No. 2015-03 is not expected to have a material impact on our condensed consolidated financial statements.

Note 11.    Derivative Instruments

At times, we may use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in the market prices. These instruments do, however, expose us to (i) credit risk in the event of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production subject to contract positions.

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, we use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At September 30, 2015, we recorded a current asset of $1.8 million for these contracts, which is included in other current assets and is net of $0.5 million for contracts in a liability position.

We recognized a $6.1 million net gain during the first nine months of 2015 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net gain recognized on the contracts offsets losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized an $8.3 million net gain during the first nine months of 2015 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments, which includes $18.8 million in gains realized on settled contracts. During the first nine months of 2015, we monetized a number of favorable base metal contracts for proceeds of $16.5 million because of the sustained weakened price environment, and all contracts under this program were closed as of September 30, 2015. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net gain during the first nine months of 2015 is the result of decreasing zinc and lead prices. This program, when utilized, is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following tables summarize the quantities of metals committed under forward sales contracts at September 30, 2015 and December 31, 2014:

September 30, 2015	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2015 settlements	1,271	5	18,684	6,283	$14.74	$1,135	$0.85	$0.76

December 31, 2014	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2015 settlements	1,607	6	19,456	8,378	$16.06	$1,195	$1.01	$0.87

Contracts on forecasted sales
2015 settlements	—	—	46,738	29,652	N/A	N/A	$0.96	$1.07
2016 settlements	—	—	44,699	34,337	N/A	N/A	$0.99	$1.03
2017 settlements	—	—	1,984	—	N/A	N/A	$1.04	N/A

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

Description	Balance at September 30, 2015	Balance at December 31, 2014	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$174,454	$209,665	Level 1
Available for sale securities:
Equity securities – mining industry	2,003	4,920	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	10,384	17,696	Level 2
Restricted cash balances:
Certificates of deposit and other bank deposits	999	883	Level 1
Derivative contracts:
Metal forward contracts	1,787	11,347	Level 2
Total assets	$189,627	$244,511

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

Our Senior Notes issued in April 2013, which were recorded at their carrying value of $499.4 million, net of unamortized initial purchaser discount at September 30, 2015, had a fair value of $413.8 million at September 30, 2015. Third-party quotes, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. See Note 9 for more information.

Note 13.    Merger with Revett

On June 15, 2015, we completed the acquisition of Revett through the merger of a wholly owned subsidiary of ours with and into Revett, pursuant to which we acquired all of the issued and outstanding common stock of Revett for total consideration of $20.1 million. The acquired entities hold 100% ownership of two properties and other interests in Northwest Montana, including: the Troy Mine, which is on care-and-maintenance and we intend to reclaim and close, and the Rock Creek project, a significant undeveloped silver and copper deposit which we believe provides long-term production growth potential if permitted and developed. The consideration was comprised of $0.9 million in cash used to fund Revett's operating activities prior to completion of the merger and $19.1 million in Hecla common stock. In the merger, each outstanding common share of Revett was exchanged for 0.1622 of a share of our common stock. Revett had 38,548,989 outstanding common shares, excluding 725,000 shares owned by our wholly-owned subsidiary which were canceled in the merger, resulting in 6,252,646 new shares of Hecla stock issued as consideration. The value of Hecla stock issued as consideration was based upon the closing price at the time of consummation of $3.06 per share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Sales of products	$104,941	$135,507	$330,366	$378,802
Net income (loss)	(9,875)	1,626	(26,155)	(3,601)
Income (loss) applicable to common shareholders	(10,013)	1,524	(26,569)	(4,015)
Basic and diluted income (loss) per common share	(0.03)	0.00	(0.07)	(0.01)

The unaudited pro forma financial information includes adjustments to 1) eliminate acquisition-related costs totaling $2.4 million for the nine months ended September 30, 2015 which are non-recurring and 2) reflect the issuance of Hecla stock as consideration in the acquisition. A net loss by the acquired entities since the acquisition date of $1.7 million is included in our net loss reported for the nine-month period ended September 30, 2015.

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

The unaudited interim condensed consolidating financial statements below have been prepared from our financial information on the same basis of accounting as the unaudited interim consolidated financial statements set forth elsewhere in this Form 10-Q. Investments in the subsidiaries are accounted for under the equity method. Accordingly, the entries necessary to consolidate Hecla, the Guarantors, and Non-Guarantors are reflected in the intercompany eliminations column. In the course of preparing consolidated financial statements, we eliminate the effects of various transactions conducted between Hecla's subsidiaries. While valid at an individual subsidiary level, such activities are eliminated in consolidation because, when taken as a whole, they do not represent business activity with third-party customers, vendors, and other parties. Examples of such eliminations include the following:

•

Investments in subsidiaries. The acquisition of a company results in an investment in debt or equity capital on the records of the parent company and a contribution to debt or equity capital on the records of the subsidiary. Such investments and capital contributions are eliminated in consolidation.

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

Condensed Consolidating Balance Sheets

	As of September 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$123,585	$45,082	$5,787	$—	$174,454
Other current assets	5,486	56,780	34,870	19,573	116,709
Properties, plants, and equipment - net	1,522	1,131,491	745,164	—	1,878,177
Intercompany receivable (payable)	459,203	(141,131)	(364,154)	46,082	—
Investments in subsidiaries	1,373,915	—	—	(1,373,915)	—
Other non-current assets	2,339	183,590	2,272	(72,328)	115,873
Total assets	$1,966,050	$1,275,812	$423,939	$(1,380,588)	$2,285,213

Liabilities and Shareholders' Equity
Current liabilities	$21,123	$84,121	$22,112	$(1,740)	$125,616
Long-term debt	499,417	10,343	1,006	—	510,766
Non-current portion of accrued reclamation	—	42,708	28,114	—	70,822
Non-current deferred tax liability	—	5,211	125,475	(4,933)	125,753
Other non-current liabilities	43,739	6,765	(19)	—	50,485
Shareholders' equity	1,401,771	1,126,664	247,251	(1,373,915)	1,401,771
Total liabilities and shareholders' equity	$1,966,050	$1,275,812	$423,939	$(1,380,588)	$2,285,213

	As of December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$146,885	$33,824	$28,956	$—	$209,665
Other current assets	7,115	48,981	23,165	27,433	106,694
Properties, plants, and equipment - net	1,572	1,079,658	750,334	—	1,831,564
Intercompany receivable (payable)	470,306	(123,671)	(392,880)	46,245	—
Investments in subsidiaries	1,317,969	—	—	(1,317,969)	—
Other non-current assets	8,644	189,014	4,620	(88,137)	114,141
Total assets	$1,952,491	$1,227,806	$414,195	$(1,332,428)	$2,262,064

Liabilities and Stockholders' Equity
Current liabilities	$14,143	$54,918	$21,996	$(72)	$90,985
Long-term debt	498,479	10,597	3,053	—	512,129
Non-current portion of accrued reclamation	—	43,314	12,305	—	55,619
Non-current deferred tax liability	—	14,387	153,300	(14,387)	153,300
Other non-current liabilities	42,895	11,126	(964)	—	53,057
Stockholders' equity	1,396,974	1,093,464	224,505	(1,317,969)	1,396,974
Total liabilities and stockholders' equity	$1,952,491	$1,227,806	$414,195	$(1,332,428)	$2,262,064

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$4,663	$63,604	$36,674	$—	$104,941
Cost of sales	—	(53,375)	(25,898)	—	(79,273)
Depreciation, depletion, amortization	—	(16,669)	(11,560)	—	(28,229)
General and administrative	(4,965)	(4,131)	(365)	—	(9,461)
Exploration and pre-development	(210)	(2,800)	(4,226)	—	(7,236)
Gain/(loss) on derivative contracts	3,347	—	—	—	3,347
Acquisition costs	1,538	(1,553)	—	—	(15)
Equity in loss of subsidiaries	(11,300)	—	—	11,300	—
Other (expense) income	(2,963)	3,289	21,549	(21,339)	536
Income (loss) before income taxes	(9,890)	(11,635)	16,174	(10,039)	(15,390)
(Provision) benefit from income taxes	—	1,606	(17,444)	21,338	5,500
Net income (loss)	(9,890)	(10,029)	(1,270)	11,299	(9,890)
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common shareholders	(10,028)	(10,029)	(1,270)	11,299	(10,028)
Net income (loss)	(9,890)	(10,029)	(1,270)	11,299	(9,890)
Changes in comprehensive income (loss)	(390)	(5)	(302)	306	(391)
Comprehensive income (loss)	$(10,280)	$(10,034)	$(1,572)	$11,605	$(10,281)

	Nine Months Ended September 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$6,056	$218,069	$104,105	$—	$328,230
Cost of sales	—	(146,324)	(74,481)	—	(220,805)
Depreciation, depletion, amortization	—	(49,732)	(30,917)	—	(80,649)
General and administrative	(13,780)	(11,416)	(1,281)	—	(26,477)
Exploration and pre-development	(549)	(5,379)	(12,654)	—	(18,582)
Gain/(loss) on derivative contracts	8,252	—	—	—	8,252
Acquisition costs	(517)	(1,645)	—	—	(2,162)
Equity in earnings of subsidiaries	28,005	—	—	(28,005)	—
Other (expense) income	(51,472)	10,355	30,011	(4,899)	(16,005)
Income (loss) before income taxes	(24,005)	13,928	14,783	(32,904)	(28,198)
(Provision) benefit from income taxes	—	(5,296)	4,590	4,899	4,193
Net income (loss)	(24,005)	8,632	19,373	(28,005)	(24,005)
Preferred stock dividends	(414)	—	—	—	(414)
Income (loss) applicable to common shareholders	(24,419)	8,632	19,373	(28,005)	(24,419)
Net income (loss)	(24,005)	8,632	19,373	(28,005)	(24,005)
Changes in comprehensive income (loss)	390	(15)	485	(470)	390
Comprehensive income (loss)	$(23,615)	$8,617	$19,858	$(28,475)	$(23,615)

	Three Months Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$1,444	$94,202	$39,861	$—	$135,507
Cost of sales	—	(57,995)	(28,685)	—	(86,680)
Depreciation, depletion, amortization	—	(17,205)	(9,599)	—	(26,804)
General and administrative	(4,048)	(3,590)	(246)	—	(7,884)
Exploration and pre-development	(4)	(3,085)	(3,099)	—	(6,188)
Gain on derivative contracts	(411)	—	—	—	(411)
Equity in earnings of subsidiaries	96,349	—	—	(96,349)	—
Other expense	(89,654)	3,503	14,450	68,017	(3,684)
Income (loss) before income taxes	3,676	15,830	12,682	(28,332)	3,856
(Provision) benefit from income taxes	—	(2,878)	70,715	(68,017)	(180)
Net income (loss)	3,676	12,952	83,397	(96,349)	3,676
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common shareholders	3,538	12,952	83,397	(96,349)	3,538
Net income (loss)	3,676	12,952	83,397	(96,349)	3,676
Changes in comprehensive income (loss)	2,276	78	2,229	(2,307)	2,276
Comprehensive income (loss)	$5,952	$13,030	$85,626	$(98,656)	$5,952

	Nine Months Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(2,029)	$260,577	$120,248	$—	$378,796
Cost of sales	—	(151,145)	(84,315)	—	(235,460)
Depreciation, depletion, amortization	—	(53,706)	(26,636)	—	(80,342)
General and administrative	(13,207)	(9,819)	(958)	—	(23,984)
Exploration and pre-development	(56)	(5,826)	(8,451)	—	(14,333)
Gain/(loss) on derivative contracts	(2,560)	—	—	—	(2,560)
Equity in earnings of subsidiaries	32,864	—	—	(32,864)	—
Other (expense) income	(14,093)	4,781	(1,550)	(11,398)	(22,260)
Income (loss) before income taxes	919	44,862	(1,662)	(44,262)	(143)
(Provision) benefit from income taxes	—	(10,486)	150	11,398	1,062
Net income (loss)	919	34,376	(1,512)	(32,864)	919
Preferred stock dividends	(414)	—	—	—	(414)
Income (loss) applicable to common shareholders	505	34,376	(1,512)	(32,864)	505
Net income (loss)	919	34,376	(1,512)	(32,864)	919
Changes in comprehensive income (loss)	1,438	303	2,449	(2,752)	1,438
Comprehensive income (loss)	$2,357	$34,679	$937	$(35,616)	$2,357

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash flows from operating activities	$11,043	$63,831	$32,258	$(28,164)	$78,968
Cash flows from investing activities:
Additions to properties, plants, and equipment	(436)	(69,930)	(25,033)		(95,399)
Acquisition of Revett, net of cash acquired	(809)	—	—	—	(809)
Other investing activities, net	61	172	(903)	—	(670)
Cash flows from financing activities:
Dividends paid to shareholders	(3,210)	—	—	—	(3,210)
Proceeds from (payments on) debt	—	(7,109)	(940)		(8,049)
Other financing activity, net	(29,949)	24,294	(24,507)	28,164	(1,998)
Effect of exchange rates on cash	—	—	(4,044)	—	(4,044)
Changes in cash and cash equivalents	(23,300)	11,258	(23,169)	—	(35,211)
Beginning cash and cash equivalents	146,885	33,824	28,956	—	209,665
Ending cash and cash equivalents	$123,585	$45,082	$5,787	$—	$174,454

	Nine Months Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$37,533	$32,896	$20,307	$(31,968)	$58,768
Cash flows from investing activities:
Additions to properties, plants, and equipment	(1,057)	(58,472)	(31,168)	—	(90,697)
Other investing activities, net	—	358	3,843	—	4,201
Cash flows from financing activities:
Dividends paid to shareholders	(3,043)	—	—	—	(3,043)
Proceeds from (payments on) debt	—	(6,878)	(15)	—	(6,893)
Other financing activity, net	(7,965)	40,292	(14,322)	31,968	49,973
Effect of exchange rates on cash	—	—	(2,124)	—	(2,124)
Changes in cash and cash equivalents	25,468	8,196	(23,479)	—	10,185
Beginning cash and cash equivalents	126,271	40,009	45,895	—	212,175
Ending cash and cash equivalents	$151,739	$48,205	$22,416	$—	$222,360

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure About Market Risk, are forward-looking and intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Our forward-looking statements include our current expectations and projections about future results, performance, results of litigation, prospects and opportunities, including reserves and other mineralization. We have tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “feel,” “plan,” “estimate,” “project,” “forecast” and similar expressions.  These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis.  However, our forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A. – Business – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2014, as updated in Part II, Item 1A. – Risk Factors in our quarterly report on Form 10-Q for the period ended March 31, 2015. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Hecla Mining Company and its subsidiaries have provided precious and base metals to the U.S. and worldwide since 1891. We discover, acquire, develop, and produce silver, gold, lead and zinc.

We produce lead, zinc and bulk concentrates, which we sell to custom smelters and brokers, and unrefined bullion bars (doré) containing gold and silver, which are further refined before sale to precious metals traders.  We are organized and managed into four segments that encompass our operating and development units:  Greens Creek, Lucky Friday, Casa Berardi, and San Sebastian. The map below shows the locations of our operating units and our exploration and pre-development projects, as well as our corporate offices located in Coeur d'Alene, Idaho and Vancouver, British Columbia.

Our current business strategy is to focus our financial and human resources in the following areas:

•	operating our properties safely, in an environmentally responsible manner, and cost-effectively;
•	continue optimizing and improving operations at our Greens Creek, Lucky Friday, and Casa Berardi units;
•	expanding our proven and probable reserves and production capacity at our operating properties;
•	conducting our business with financial stewardship to preserve our financial position in varying metals price environments;
•	continuing to advance our San Sebastian project in Mexico, where barring unforeseen events we have made the decision to develop a mine with the goal of commencing ore production by the end of 2015;
•	advance permitting of the Rock Creek project, which we acquired as part of the merger with Revett Mining Company, Inc. ("Revett") in June 2015 as discussed further below;
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

A number of key factors may impact the execution of our strategy, including regulatory issues and metals prices. Metals prices can be very volatile. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control. Average market prices of silver, gold, lead, and zinc in the first nine months of 2015 were lower than their levels in the comparable period last year, as illustrated by the table in Results of Operations below. While we believe current global economic and industrial trends could result in growing demand, prices have been volatile and there can be no assurance that current prices will continue.

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

On June 15, 2015, we completed the acquisition of all of the issued and outstanding common stock of Revett, as further discussed in Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited). The acquired entities hold 100% ownership of two properties in northwestern Montana: the Troy Mine, which is on care-and-maintenance, and the Rock Creek project, a significant undeveloped silver and copper deposit. In the acquisition, we paid cash of $0.9 million and each outstanding common share of Revett was exchanged for 0.1622 of a share of our common stock, for total consideration of approximately $20.1 million based on the closing price of Hecla stock of $3.06 per share on June 15, 2015. See Part II, Item 1A. – Risk Factors in our quarterly report on Form 10-Q for the period ended March 31, 2015 for information on potential risks relating to the acquisition.

As further discussed in the Lucky Friday Segment section below, we are in the process of constructing an internal shaft at the Lucky Friday mine (“#4 Shaft”), which we believe will significantly increase production and extend the life of the mine.  The #4 Shaft project involves significant additional capital costs during the periods leading up to its expected completion date in 2016. Although we believe that our current capital resources will allow us to complete the #4 Shaft project, there are a number of factors that could affect its completion.

During the third quarter of 2015, we made a development decision to mine near surface, high grade portions of silver and gold deposits at our San Sebastian project in Mexico.  See the San Sebastian Segment section below for more information. We anticipate development and pre-production activities to take place during the remainder of 2015 and first half of 2016, with ore production expected to commence in late 2015.  As a result, we believe that we will generate positive cash flows at San Sebastian over the approximate two year period following the start of production.  However, our ability to generate positive cash flows at San Sebastian may be impacted by changes in estimated costs, precious metals prices, or other factors, and there can be no assurance that we will be able to develop and operate San Sebastian as anticipated.

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

Results of Operations

Sales of products by metal for the three- and nine-month periods ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Silver	$34,789	$47,487	$117,485	$134,860
Gold	50,375	55,632	147,032	165,000
Lead	12,953	18,362	41,039	50,456
Zinc	22,334	30,895	66,879	73,548
Less: Smelter and refining charges	(15,510)	(16,869)	(44,205)	(45,068)
Sales of products	$104,941	$135,507	$328,230	$378,796

For the third quarter and first nine months of 2015, we recorded losses applicable to common shareholders of $10.0 million ($0.03 per basic common share) and $24.4 million ($0.07 per basic common share), respectively, compared to income applicable to common shareholders of $3.5 million ($0.01 per basic common share) and $0.5 million ($0.00 per basic common share), respectively, for the third quarter and first nine months of 2014. The following factors impacted the results for the third quarter and first nine months of 2015 compared to the same periods in 2014:

•	Decreased average silver, gold, lead and zinc prices. These price variances are illustrated in the table below.

		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Silver –	London PM Fix ($/ounce)	$14.91	$19.74	$16.01	$19.95
	Realized price per ounce	$14.54	$18.53	$16.08	$19.35
Gold –	London PM Fix ($/ounce)	$1,124	$1,282	$1,179	$1,288
	Realized price per ounce	$1,121	$1,275	$1,177	$1,288
Lead –	LME Final Cash Buyer ($/pound)	$0.78	$0.99	$0.83	$0.96
	Realized price per pound	$0.78	$1.02	$0.85	$1.00
Zinc –	LME Final Cash Buyer ($/pound)	$0.84	$1.05	$0.93	$0.97
	Realized price per pound	$0.83	$1.07	$0.91	$0.98

Average realized prices can differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement.  For the third quarter and first nine months of 2015, we recorded net negative price adjustments to provisional settlements of $1.0 million and positive price adjustments of $0.6 million, respectively, compared to negative price adjustments to provisional settlements of $1.1 million and $2.1 million, respectively, in the third quarter and first nine months of 2014. The price adjustments related to silver, gold, lead and zinc contained in our concentrate shipments were largely offset by gains and losses on forward contracts for those metals for each period (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.

•

Lower gross profit for the third quarter and first nine months of 2015 compared to the same periods in 2014 at our Lucky Friday unit by $12.9 million and $21.2 million, respectively, at our Casa Berardi unit by $2.4 million and $10.6 million, respectively, and at our Greens Creek unit by $9.3 million and $4.4 million, respectively. See The Greens Creek Segment, The Lucky Friday Segment, and The Casa Berardi Segment sections below.

•

An $8.7 million charge to provision for closed operations and environmental matters in the second quarter of 2015 for potentially resolving the exposure to liability at the Gilt Edge and Nelson Tunnel/Commodore sites. See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

•

Higher combined exploration and pre-development expense by $1.0 million and $4.2 million, respectively, in the third quarter and first nine months of 2015 compared to the same periods in 2014. During 2015, we have continued exploration near our Greens Creek and Casa Berardi mines, and advanced exploration and pre-development work at our San Sebastian project in Mexico. As discussed in the San Sebastian Segment section below, we have made a development decision to mine near surface, high grade portions of the ore deposits at San Sebastian and anticipate commencing ore production there by the the end of 2015. "Pre-development costs" are costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves.

•	Cost related to the acquisition of Revett of $2.2 million during the second quarter of 2015, with no comparable costs in 2014.

Other significant variances affecting the comparison of our income applicable to common shareholders for the third quarter and first nine months of 2015 to the same periods in 2014 were as follows:

•

Net foreign exchange gains in the third quarter and first nine months of 2015 of $9.1 million and $19.5 million, respectively, versus net gains of $7.3 million and $6.1 million, respectively, in the comparable periods in 2014. The acquisition of Aurizon resulted in increased exposure to exchange fluctuations between the U.S. dollar and Canadian dollar.

•

Gains of $3.3 million and $8.3 million, respectively, on base metal derivative contracts for the third quarter and first nine months of 2015 compared to losses of $0.4 million and $2.6 million, respectively, for the third quarter and first nine months of 2014. These gains and losses are related to financially-settled forward contracts on forecasted zinc and lead production as part of our risk management program. The gains in the first nine months of 2015 include $18.8 million in net gains realized on settled contracts, including gains on contracts terminated prior to their maturity date for cash proceeds of $16.5 million received by us in the first nine months of 2015. The gains in the first nine months of 2014 include $4.4 million in gains realized on settled contracts. See Item 3. Quantitative and Qualitative Disclosures About Market Risk - Commodity-Price Risk Management for more information on our derivatives contracts.

•

Reclassification of $2.4 million in unrealized losses on certain marketable securities from other comprehensive income to current earnings in the third quarter of 2014, as the securities were deemed to be other than temporarily impaired. A reclassification of $2.8 million in additional unrealized losses was recorded in the first quarter of 2015.

•

Income tax benefits of $5.5 million and $4.2 million, respectively, in the third quarter and first nine months of 2015, compared to a provision of $0.2 million and benefit of $1.1 million, respectively, in the comparable 2014 periods, with the variance primarily due to tax losses in the U.S. See the Corporate Matters section below for more information.

The Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	$54,351	$67,763	$175,749	$186,808
Cost of sales and other direct production costs	(38,371)	(41,613)	(105,372)	(106,729)
Depreciation, depletion and amortization	(13,868)	(14,716)	(41,389)	(46,702)
Gross profit	$2,112	$11,434	$28,988	$33,377
Tons of ore milled	205,437	204,295	600,600	608,156
Production:
Silver (ounces)	1,992,037	1,890,929	5,884,128	5,367,249
Gold (ounces)	14,376	13,524	43,368	43,464
Zinc (tons)	16,024	14,149	45,406	44,478
Lead (tons)	5,394	5,033	15,717	14,902
Payable metal quantities sold:
Silver (ounces)	1,773,225	1,619,817	5,375,184	4,601,042
Gold (ounces)	12,288	12,538	36,331	34,919
Zinc (tons)	12,400	12,824	32,769	33,085
Lead (tons)	4,572	4,089	12,971	11,906
Ore grades:
Silver ounces per ton	12.68	13.04	12.92	12.51
Gold ounces per ton	0.10	0.11	0.11	0.12
Zinc percent	8.91	7.91	8.73	8.35
Lead percent	3.25	3.22	3.29	3.21
Mining cost per ton	$71.95	$69.29	$73.06	$69.75
Milling cost per ton	$30.55	$32.88	$29.88	$30.49
Total Cash Cost, After By-product Credits, Per Silver Ounce (1)	$4.82	$3.75	$3.79	$2.95

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

The $9.3 million and $4.4 million decreases in gross profit during the third quarter and first nine months of 2015, respectively, compared to the same 2014 periods were primarily the result of lower average prices for silver, gold, zinc and lead. In addition, gross profit at Greens Creek was affected by negative price adjustments to revenues of $1.2 million and positive price adjustments of $0.4 million, respectively, for the third quarter and first nine month of 2015 compared to negative price adjustments of $0.7 million and $1.1 million, respectively, for the third quarter and first nine months of 2014. Price adjustments to revenues result from changes in metals prices between transfer of title of concentrate to buyers and final settlements during the period. The price adjustments related to silver, gold, zinc and lead contained in concentrate shipments were net of gains and losses on forward contracts for those metals for each period. The price adjustments and gains and losses on forward contracts discussed above are included in sales.

 Mining costs per ton increased 4% and 5% in the third quarter and first nine months of 2015, respectively, compared to the same period in 2014, primarily as a result of higher labor costs, due to higher staffing levels, along with additional maintenance costs of $1.5 million. Year-to-date mining costs per ton were also impacted by lower milled tons in the first half of 2015 compared to 2014. Milling costs per ton decreased 7% and 2% in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014. The decrease in milling costs was due to lower labor costs as a result of lower staffing levels, along with a decrease in costs for maintenance and consumables.

Depreciation, depletion and amortization expense was 6% and 11% less in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014, due primarily to the effect on units-of-production depreciation of reduced sales values resulting from lower metals prices.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the third quarter and first nine months of 2015 versus the same periods in 2014:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cash Cost, Before By-product Credits, per Silver Ounce	$24.62	$26.66	$24.76	$27.46
By-product credits	(19.80)	(22.91)	(20.97)	(24.51)
Cash Cost, After By-product Credits, per Silver Ounce	$4.82	$3.75	$3.79	$2.95

The increase in Cash Cost, After By-product Credits, per Silver Ounce for the third quarter and first nine months was primarily the result of lower by-product credits, partially offset by lower mining and milling costs, as discussed below.

Mining and milling cost per ounce decreased in the third quarter and first nine months of 2015 compared to 2014 on a per-ounce basis, despite mining costs increasing on a per-ton basis as discussed above, due primarily to higher silver production resulting from improved silver recovery. The higher silver production for the first nine months of 2015 was also a result of higher silver grades for that period compared to the same period of 2014.

Other cash costs for the third quarter and first nine months of 2015 were lower compared to 2014 due to the effect of higher silver production and lower mine license tax.

Treatment costs were lower in the third quarter and first nine months of 2015 compared to 2014 as a result of lower silver prices, as treatment costs include the value of silver not payable to us through the smelting process. The silver not payable to us is either recovered by the smelters through further processing or ultimately not recovered and included in the smelters' waste material.

By-product credits per ounce were lower in the third quarter and first nine months of 2015 compared to 2014 due to lower gold, zinc, and lead prices and higher silver production due to increased silver recovery.

The difference between what we report as "production" and "payable metal quantities sold" is attributable to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually paid for by our customers according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades which impact the amount of metals contained in concentrates produced and sold. The difference in payable quantities sold for 2015 compared to 2014 is due mainly to timing of concentrate shipments.

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

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	$13,916	$27,883	$48,376	$71,740
Cost of sales and other direct production costs	(15,004)	(16,383)	(40,952)	(44,416)
Depreciation, depletion and amortization	(2,801)	(2,488)	(8,343)	(7,004)
Gross profit (loss)	$(3,889)	$9,012	$(919)	$20,320
Tons of ore milled	65,817	78,979	212,121	238,447
Production:
Silver (ounces)	592,243	972,994	2,042,436	2,493,385
Lead (tons)	3,729	5,571	12,809	15,566
Zinc (tons)	1,411	2,127	5,631	6,272
Payable metal quantities sold:
Silver (ounces)	611,573	936,170	1,910,643	2,350,283
Lead (tons)	3,743	4,887	11,097	13,304
Zinc (tons)	1,087	1,559	4,052	4,568
Ore grades:
Silver ounces per ton	9.48	12.90	10.10	11.00
Lead percent	6.06	7.41	6.40	6.91
Zinc percent	2.33	2.93	2.89	2.94
Mining cost per ton	$95.98	$90.21	$93.10	$86.35
Milling cost per ton	$28.05	$22.96	$22.77	$21.79
Cash Cost, After By-product Credits, per Silver Ounce (1)	$16.60	$8.71	$12.30	$9.08

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

Gross profit decreased by $12.9 million and $21.2 million in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014 primarily due to lower silver, lead and zinc prices, decreased ore production, and lower ore grades. The decreased production and lower grades are a result of the failure of the underground booster fan in the second quarter of 2015, which reduced the ventilation capacity of the mine, leading to the temporary closure of a higher-grade production stope. In addition, there were 16 days of downtime in the third quarter for planned hoist mechanical maintenance. Lucky Friday extended the work schedule to seven days per week from six while the booster fan replacement and other ventilation infrastructure was completed. Lower grade stopes were mined until the new booster fans were commissioned at the end of the third quarter of 2015. Production has now resumed from the higher-grade stope.

Mining cost per ton was higher by 6% and 8% and milling cost per ton was higher by 22% and 5% in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014 due primarily to lower tonnage.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the third quarter and first nine months of 2015 compared to the same periods of 2014:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cash Cost, Before By-product Credits, per Silver Ounce	$28.36	$22.27	$25.67	$23.75
By-product credits	(11.76)	(13.56)	(13.37)	(14.67)
Cash Cost, After By-product Credits, per Silver Ounce	$16.60	$8.71	$12.30	$9.08

The increase in Cash Cost, After By-product Credits, per Silver Ounce in the third quarter and first nine months of 2015 compared to the same periods in 2014 was the result of decreased silver production due to ventilation constraints impacting ore grades and mine throughput, as discussed above, and lower by-product credits.

Mining and milling costs and other cash costs per ounce increased in the third quarter and first nine months of 2015 compared to 2014 due to lower production and silver ore grades.

Treatment costs per ounce decreased in the third quarter and first nine months of 2015 compared to 2014 as a result of lower silver prices, as treatment costs include the value of silver not payable to us through the smelting process.

By-product credits were lower in the third quarter and first nine months of 2015 compared to 2014 primarily due to lower lead and zinc prices, as well as lower production.

Similar to the Greens Creek segment, the difference between what we report as “production” and “payable metal quantities sold” is due essentially to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually paid for by our customers according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to the timing of concentrate shipments, or variances in ore grades which impact the amount of metals contained in concentrates produced and sold.

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

The #4 Shaft project, an internal shaft at the Lucky Friday mine, is expected to provide deeper access which should in turn extend the mine's operational life and expand silver production.  We commenced engineering and construction activities on the #4 Shaft in late 2008, and our Board of Directors gave its final approval of the project in August 2011. As of September 30, 2015, the #4 Shaft has been excavated to the 8244 level. The final depth of the shaft has been slightly reduced to 8600 from the previously-planned depth of 8800 feet.  Construction of the #4 Shaft as currently designed is expected to cost approximately $225 million, including approximately $194 million already spent as of September 30, 2015, with completion expected in late 2016.  We believe that our current capital resources will allow us to complete the project.  However, there are a number of factors that could affect completion of the project, including:  (i) a significant decline in metals prices, (ii) a reduction in available cash or credit, whether arising from decreased cash flow or other uses of available cash, (iii) increased regulatory burden, or (iv) a significant increase in operating or capital costs.

Many of the employees at our Lucky Friday unit are represented by a union. The collective bargaining agreement with the union expires on April 30, 2016.

See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for contingencies related to various accidents and other events that occurred at the Lucky Friday mine in prior periods.

The Casa Berardi Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	$36,674	$39,861	$104,105	$120,248
Cost of sales and other direct production costs	(25,898)	(28,685)	(74,481)	(84,315)
Depreciation, depletion and amortization	(11,560)	(9,599)	(30,917)	(26,636)
Gross profit (loss)	$(784)	$1,577	$(1,293)	$9,297
Tons of ore milled	208,074	206,237	615,171	604,869
Production:
Gold (ounces)	29,259	28,977	85,609	88,859
Silver (ounces)	7,266	5,799	20,729	16,776
Payable metal quantities sold:
Gold (ounces)	32,649	31,099	88,638	93,196
Silver (ounces)	8,000	6,184	19,913	16,813
Ore grades:
Gold ounces per ton	0.16	0.16	0.16	0.16
Silver ounces per ton	0.04	0.031	0.040	0.031
Mining cost per ton	$89.76	$102.33	$96.75	$108.68
Milling cost per ton	$19.09	$20.81	$19.91	$20.86
Cash Cost, After By-product Credits, per Gold Ounce (1)	$793	$898	$861	$911

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

Gross profit decreased by $2.4 million and $10.6 million for the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014. The third quarter decrease is primarily due to lower gold prices, despite increased gold recoveries, while gross profit for the first nine months of 2015 was lower as result of lower gold prices and recoveries.

Mining costs per ton were 12% and 11% lower in the third quarter and first nine months of 2015 compared to the same periods in 2014. The decrease was primarily due to higher ore production in 2015 and foreign exchange differences between the two periods, as the U.S. dollar was stronger relative to the Canadian dollar in the third quarter and first nine months of 2015 than it was in the 2014 periods. The variance for the first nine months of 2015 was also attributable to lower propane costs this year compared to last year, when a propane shortage resulted in higher prices. Milling unit costs decreased by 8% and 5% in the third quarter and first nine months of 2015, respectively, mainly due to higher ore production and exchange rate differences as noted above.

Sales during the third quarter and first nine months of 2015 totaled $36.7 million and $104.1 million, respectively, compared to $39.9 million and $120.2 million for the same periods of 2014. The decreases in 2015 are a result of 12% and 9% declines in the average gold prices compared to the third quarter and first nine months of 2014, respectively. The variance for the first nine months was also due to lower gold recoveries during the first half of 2015 due to new metallurgical characteristics of ore from the 118 Zone, requiring adjustments to the mill which have resulted in improved recoveries beginning in the third quarter.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for the third quarter and first nine months of 2015 and 2014:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cash Cost, Before By-product Credits, per Gold Ounce	$797	$902	$865	$915
By-product credits	(4)	(4)	(4)	(4)
Cash Cost, After By-product Credits, per Gold Ounce	$793	$898	$861	$911

The decrease in Cash Cost, After By-product Credits, per Gold Ounce for the 2015 periods compared to 2014 was primarily the result of the strengthening of the U.S. dollar relative to the Canadian dollar in the 2015 periods.

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

The San Sebastian Segment

In the third quarter of 2015, we made the development decision to mine near surface, high grade portions of silver and gold deposits at our San Sebastian project in Mexico. We previously produced silver and gold at San Sebastian from 2001 to 2005. A Preliminary Economic Assessment has been completed, and we have commenced development activities with the expectation of mine production starting in late 2015, with the ore to be processed at a leased milling facility.

Exploration expenses at San Sebastian for the third quarter and first nine months of 2015 were $1.1 million and $4.1 million, respectively. Exploration expense decreased $0.2 million for the quarter and increased $1.5 million year-to-date over the same periods in 2014.

Pre-development expenses for the third quarter and first nine months of 2015 were $1.3 million and $3.2 million, respectively. This is an increase of $1.0 million and $2.3 million compared to the same periods in 2014. The additional spending is the result of increased in-fill drilling and initial work to engage contractors for mine and mill preparation.

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans, while affording a significant benefit to our employees, also represent a significant liability to us. The liability recorded for the funded status of our plans was $44.1 million and $43.7 million as of September 30, 2015 and December 31, 2014, respectively. In January 2015, we contributed approximately $5.0 million in shares of our common stock to our defined benefit plans, with no additional contributions anticipated for the rest of 2015. While the economic variables which will determine future funding requirements are uncertain, we expect contributions to increase in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Income Taxes

We continue to have a net deferred tax asset in the U.S. and a net deferred tax liability in Canada. Our U.S. net deferred tax asset at September 30, 2015 totaled $112.6 million, or 5% of total assets, an increase of $1.6 million from the $111.0 million net deferred tax asset at December 31, 2014. The largest component of the deferred tax asset is net operating loss carryforwards which are available to be applied against future taxable income. The next largest component is deferred exploration expense. Each reporting period we assess our deferred tax assets utilizing long-range forecasts to provide reasonable assurance that they will be realized through future earnings. At September 30, 2015, we increased our valuation allowance on U.S. deferred tax assets to $19.7 million, primarily for a portion of the federal net operating losses that are now projected to expire before we project them to be utilized.   A $22.5 million valuation allowance remains on deferred tax assets in foreign jurisdictions.

Our net Canadian deferred tax liability at September 30, 2015 was $126.3 million, a decrease of $27.1 million from the $153.4 million net deferred tax liability at December 31, 2014. The deferred tax liability is the result of the acquisition of Aurizon completed on June 1, 2013 and is primarily related to the excess of the fair market value of the assets acquired over the tax bases of those assets for Canadian tax reporting, with the majority of that value allocated to mineral resources and reserves.

Reconciliation of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

Set forth below are tables that present reconciliations between the non-GAAP measures of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits to the most comparable GAAP measures of cost of sales and other direct production costs and depreciation, depletion and amortization for our operations at the Greens Creek, Lucky Friday, and Casa Berardi units for the three- and nine-month periods ended September 30, 2015 and 2014.

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

	Total, Greens Creek and Lucky Friday Units
In thousands (except per ounce amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
By-product value, all silver properties:
Zinc	$20,850	$24,029	$67,764	$70,638
Gold	13,299	14,315	42,294	46,573
Lead	12,251	18,179	40,616	50,933
Total by-product credits	$46,400	$56,523	$150,674	$168,144

By-product credits per silver ounce, all silver properties
Zinc	$8.07	$8.39	$8.55	$8.99
Gold	5.15	5.00	5.34	5.93
Lead	4.74	6.35	5.11	6.47
Total by-product credits	$17.96	$19.74	$19.00	$21.39

By-product credits included in our presentation of Cash Cost, After By-product Credits, per Gold Ounce for our Casa Berardi Unit include:

	Casa Berardi Unit
In thousands (except per ounce amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Silver by-product value	$107	$112	$327	$330
Silver by-product credits per gold ounce	$4	$4	$4	$4

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

	Total, Greens Creek and Lucky Friday Units
In thousands (except per ounce amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cash Cost, Before By-product Credits (1)	$65,823	$72,083	$198,103	$206,653
By-product credits	(46,401)	(56,523)	(150,674)	(168,144)
Cash Cost, After By-product Credits	19,422	15,560	47,429	38,509
Divided by silver ounces produced	2,584	2,864	7,926	7,860
Cash Cost, Before By-product Credits, per Silver Ounce	$25.47	$25.17	$24.99	$26.29
By-product credits per silver ounce	$(17.96)	$(19.74)	$(19.01)	$(21.39)
Cash Cost, After By-product Credits, per Silver Ounce	$7.52	$5.43	$5.98	$4.90
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$19,422	$15,560	$47,429	$38,509
Depreciation, depletion and amortization	16,669	17,204	49,732	53,706
Treatment costs	(18,518)	(21,430)	(57,744)	(61,346)
By-product credits	46,401	56,523	150,674	168,144
Change in product inventory	5,445	6,384	5,044	3,968
Reclamation and other costs	624	959	921	1,870
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$70,043	$75,200	$196,056	$204,851

	Greens Creek Unit
In thousands (except per ounce amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cash Cost, Before by-Product Credits (1)	$49,030	$50,415	$145,683	$147,419
By-product credits	(39,436)	(43,326)	(123,376)	(131,562)
Cash Cost, After By-product Credits	9,594	7,089	22,307	15,857
Divided by silver ounces produced	1,992	1,891	5,884	5,367
Cash Cost, Before By-product Credits, per Silver Ounce	$24.62	$26.66	$24.76	$27.46
By-product credits per silver ounce	$(19.80)	$(22.91)	$(20.97)	$(24.51)
Cash Cost, After By-product Credits, per Silver Ounce	$4.82	$3.75	$3.79	$2.95
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$9,594	$7,089	$22,307	$15,857
Depreciation, depletion and amortization	13,868	14,716	41,389	46,702
Treatment costs	(15,231)	(15,676)	(46,103)	(46,058)
By-product credits	39,436	43,326	123,376	131,562
Change in product inventory	4,003	5,966	4,922	3,589
Reclamation and other costs	568	909	870	1,779
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$52,238	$56,330	$146,761	$153,431

	Lucky Friday Unit
In thousands (except per ounce amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total Cash Cost, Before By-product Credits (1)	$16,793	$21,668	$52,420	$59,234
By-product credits	(6,965)	(13,197)	(27,298)	(36,582)
Total Cash Cost, After By-product Credits	9,828	8,471	25,122	22,652
Divided by silver ounces produced	592	973	2,042	2,493
Total Cash Cost, Before By-product Credits, per Silver Ounce	$28.36	$22.27	$25.67	$23.75
By-product credits per silver ounce	$(11.76)	$(13.56)	$(13.37)	$(14.67)
Total Cash Cost, After By-product Credits, per Silver Ounce	$16.60	$8.71	$12.30	$9.08
Reconciliation to GAAP:
Total Cash Cost, After By-product Credits	$9,828	$8,471	$25,122	$22,652
Depreciation, depletion and amortization	2,801	2,488	8,343	7,004
Treatment costs	(3,287)	(5,754)	(11,641)	(15,288)
By-product credits	6,965	13,197	27,298	36,582
Change in product inventory	1,442	418	122	379
Reclamation and other costs	57	51	51	91
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$17,806	$18,871	$49,295	$51,420

	Casa Berardi Unit
In thousands (except ounce and per ounce amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cash Cost, Before By-product Credits (1)	$23,311	$26,134	$74,022	$81,293
By-product credits	(107)	(112)	(327)	(330)
Cash Cost, After by-product credits	23,204	26,022	73,695	80,963
Divided by gold ounces produced	29,259	28,977	85,609	88,859
Cash Cost, Before By-product Credits, per Gold Ounce	$797	$902	$865	$915
By-product credits per gold ounce	$(4)	$(4)	$(4)	$(4)
Cash Cost, After By-product Credits, per Gold Ounce	$793	$898	$861	$911
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$23,204	$26,022	$73,695	$80,963
Depreciation, depletion and amortization	11,561	9,600	30,917	26,636
Treatment costs	$(152)	$(108)	$(449)	$(337)
By-product credits	107	112	327	330
Change in product inventory	$2,628	$2,450	$562	$2,738
Reclamation and other costs	111	208	346	621
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$37,459	$38,284	$105,398	$110,951

	Total, All Locations
In thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$42,626	$41,582	$121,124	$119,472
Depreciation, depletion and amortization	28,230	26,804	80,649	80,342
Treatment costs	(18,670)	(21,538)	(58,193)	(61,683)
By-product credits	46,508	56,635	151,001	168,474
Change in product inventory	8,073	8,834	5,606	6,706
Reclamation and other costs	735	1,167	1,267	2,491
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$107,502	$113,484	$301,454	$315,802

(1)

Includes all direct and indirect operating costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mining production taxes, before by-product revenues earned from all metals other than the primary metal produced at each unit.

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	September 30, 2015	December 31, 2014
Cash and cash equivalents held in U.S. dollars	$168.9	$180.9
Cash and cash equivalents held in foreign currency	5.6	28.8
Total cash and cash equivalents	174.5	209.7
Marketable equity securities - non-current	2.0	4.9
Total cash, cash equivalents and investments	$176.5	$214.6

Cash and cash equivalents decreased by $35.2 million in the first nine months of 2015, while the value of non-current marketable equity securities decreased by $2.9 million (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

On April 12, 2013, we completed an offering of Notes in the total principal amount of US$500 million, as discussed in Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited). The net proceeds from the offering of the Notes of $490 million were used to partially fund the acquisition of Aurizon and for general corporate purposes, including expenses related to the Aurizon acquisition. In addition, on April 14, 2014, we contributed $6.5 million in aggregate principal amount of the Notes in order to satisfy the funding requirement for our defined benefit pension plans for 2014. The Notes are due May 1, 2021 and bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for.  Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013.

The #4 Shaft project, which is discussed further in the Lucky Friday Segment section above, is expected to involve capital expenditures of approximately $225 million through 2016, including approximately $194 million that has been spent on the project as of September 30, 2015.

In the third quarter of 2015, we made a development decision to mine near surface, high grade portions of the silver and gold deposits at our San Sebastian project in Mexico and anticipate commencing ore production there by the end of 2015.  As a result, we expect to incur development and pre-production costs there during the second half of 2015 and first half of 2016 totaling approximately $10 million and believe San Sebastian will generate positive cash flows in 2016 and 2017.  However, our estimate of costs could change, and our ability to generate cash flow at San Sebastian could be impacted by changes in precious metals prices or other factors, and there can be no assurance that we will be able to develop and operate San Sebastian as anticipated.

As discussed in Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited), in June 2015 we completed the acquisition of all of the outstanding common stock of Revett for total consideration of $20.1 million, consisting of $0.9 million in cash and $19.1 million in our common stock. As a result of the acquisition, we anticipate incurring costs over the next three to four years totaling approximately $18.8 million for reclamation of the Troy mine. We expect to recover approximately $16.8 million of these costs over that time period through submittal of reimbursement claims pursuant to an insurance policy held by the Revett subsidiary owning the Troy mine, and this amount is recorded as a non-current asset as of September 30, 2015. However, there can be no assurance that we will be successful in obtaining reimbursement for such costs as anticipated.

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

Pursuant to our common stock dividend policy described in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), our Board of Directors declared and paid dividends on common stock totaling $2.8 million in the first nine months of 2015 and $2.6 million in the first nine months of 2014. On November 3, 2015, our Board of Directors declared a dividend on common stock totaling $0.9 million payable in December 2015. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of September 30, 2015, 934,100 shares have been purchased in prior periods at an average price of $3.99 per share, leaving approximately 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at November 2, 2015, was $2.13 per share.

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

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash provided by operating activities (in millions)	$79.0	$58.8

Cash provided by operating activities in the first nine months of 2015 increased by $20.2 million compared to the same period in 2014 as working capital and other operating asset and liability changes resulted in a net cash flow increase of $11.6 million in the first nine months of 2015 compared to a net decrease in cash flows of $28.9 million in the 2014 period.   The $40.5 million variance in cash flows due to working capital changes is mainly attributable to payments of approximately $55.4 million in the third quarter of 2014 to satisfy the remaining obligation under the Coeur d'Alene Basin environmental litigation settlement along with higher accounts payable balances. These factors were partially offset by an increased portion of incentive compensation related to prior-period performance paid in cash in 2015 rather than stock, and higher accounts receivable and inventory balances due to the timing of sales. In addition, income, as adjusted for non-cash items, was lower by $20.3 million for the first nine months of 2015 compared to the same period in 2014 due primarily to lower metals prices and lower production at the Lucky Friday mine (see the Lucky Friday Segment section above)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash used in investing activities (in millions)	$(96.9)	$(86.5)

During the first nine months of 2015, we invested $95.4 million in capital expenditures, not including $4.3 million in non-cash capital lease additions, an increase of $4.7 million compared to the same period in 2014 due to higher expenditures at the Greens Creek and Lucky Friday units, partially offset by lower expenditures at the Casa Berardi unit.  We purchased marketable securities having a cost basis of $0.9 million and $0.6 million during the first nine months of 2015 and 2014, respectively. We recognized a cash outflow for the acquisition of Revett, net of cash acquired, of $0.8 million in June 2015, as discussed above. During the first nine months of 2014, restricted investments related to reclamation bonding at the Casa Berardi unit decreased by $4.3 million.

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash provided by financing activities (in millions)	$(13.3)	$40.0

We received $54.4 million in proceeds from the exercise of warrants during the first nine months of 2014, with the proceeds applied to the Coeur d'Alene Basin environmental litigation settlement. We incurred costs related to our credit facility and Notes of $0.1 million and $0.7 million, respectively, in the first nine months of 2015 and 2014. During the first nine months of 2015 and 2014, we paid cash dividends on our common stock totaling $2.8 million and $2.6 million, respectively, and cash dividends of $0.4 million on our Series B Preferred Stock. We made repayments on our capital leases of $7.8 million and $6.9 million, in the first nine months of 2015 and 2014, respectively, and repayments on our debt of $0.2 million in the first nine months of 2015. We acquired treasury shares for $1.9 million and $3.7 million in the first nine months of 2015 and 2014, respectively, with the 2015 activity and $2.3 million of the 2014 activity resulting from our employees' elections to satisfy their tax withholding obligations related to incentive compensation paid in stock through net share settlement, and the remaining activity in the first half of 2014 relating to acquisitions under our stock repurchase program discussed above.

During the nine months ended September 30, 2015 and 2014, exchange fluctuations between the U.S. dollar and Canadian dollar resulted in decreases in our cash balance of $4.0 million and $2.1 million, respectively, related to the Canadian cash balances and activity obtained through the acquisition of Aurizon.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Notes, outstanding purchase orders, certain capital expenditures, our credit facility and lease arrangements as of September 30, 2015 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligation (1)	$12,109	$—	$—	$—	$12,109
Commitment fees (2)	500	1,067	—	—	1,567
Contractual obligations (3)	21,331	—	—	—	21,331
Capital lease commitments (4)	9,450	9,170	1,194	—	19,814
Operating lease commitments (5)	5,022	4,902	2,770	520	13,214
Supplemental executive retirement plan (6)	346	716	747	2,218	4,027
Senior Notes (7)	34,822	69,644	69,644	526,813	700,923
Total contractual cash obligations	$83,580	$85,499	$74,355	$529,551	$772,985

(1)

Consists of open purchase orders of approximately $7.9 million at the Greens Creek unit, $1.9 million at the Lucky Friday unit and $2.3 million as the Casa Berardi unit.  Included in these amounts are approximately $7.2 million, $0.7 million, and $1.5 million related to various capital projects at the Greens Creek, Lucky Friday, and Casa Berardi units, respectively.

(2)

We have a $100 million revolving credit agreement under which we are required to pay a standby fee of 0.5% per annum on undrawn amounts under the revolving credit agreement. There was no amount drawn under the revolving credit agreement as of September 30, 2015, and the amounts above assume no amounts will be drawn during the agreement's term.  For more information on our credit facility, see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)	As of September 30, 2015, we were committed to approximately $21.3 million for various items including $19.9 million and $1.5 million at Greens Creek and Casa Berardi, respectively.

(4)

Includes scheduled capital lease payments of $12.2 million, $5.0 million, and $2.5 million (including interest) for equipment at our Greens Creek, Lucky Friday and Casa Berardi units, respectively.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

(6)

These amounts represent our estimate of the future funding requirements for the supplemental executive retirement plan.  See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

(7)

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021. See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for.  Interest on the Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. Since the initial offering, we have issued an additional $6.5 million in aggregate principal amount of the Notes to fund obligations under our defined benefit pension plans. See Note 7 and Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At September 30, 2015, our liabilities for these matters totaled $91.6 million.  Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, and we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to certain of our environmental obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At September 30, 2015, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under Item 1A. – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2014, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in exchange-traded funds, industrial demand, and consumer demand. Gold demand arises primarily from investment and consumer demand.  Investment demand for silver and gold is influenced by various factors, including:  the value of the U.S. Dollar and other currencies, changing U.S. budget deficits, widening availability of exchange-traded funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertainty concerning a global economic recovery, including recent uncertainty in China, could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  Consumer demand is driven significantly by demand for jewelry and similar retail products. We believe that industrial and economic trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer demand for silver and gold and industrial demand for silver.  However, China has recently experienced a lower rate of economic growth which is ongoing and could continue in the near term. There can be no assurance whether these trends will continue or how they will impact prices of the metals we produce. In the past, we have recorded impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

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

 Mineral Reserves

Critical estimates are inherent in the process of determining our reserves. Our reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. Metals prices are estimated at long-term averages, as described in Item 2. — Property Descriptions in our annual report filed on Form 10-K for the year ended December 31, 2014. Our assessment of reserves occurs at least annually and periodically utilizes external audits.

Reserves are a key component in the valuation of our properties, plants and equipment. Reserve estimates are used in determining appropriate rates of units-of-production depreciation, with net book value of many assets depreciated over remaining estimated reserves. Reserves are also a key component in forecasts, with which we compare future cash flows to current asset values in an effort to ensure that carrying values are reported appropriately. Reserves also play a key role in the determination of the allocation of purchase price to acquired assets in acquisitions (see Business Combinations below).  Reserves are a culmination of many estimates and are not guarantees that we will recover the indicated quantities of metals or that we will do so at a profitable level.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at September 30, 2015 which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable. See Item 1A. – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2014, as updated in Part II, Item 1A. – Risk Factors in our quarterly report on Form 10-Q for the period ended March 31, 2015.

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when title and risk of loss transfers to the customer (generally at the time of shipment) at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A. – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us of our annual report filed on Form 10-K for the year ended December 31, 2014 for more information).  At September 30, 2015, metals contained in concentrates and exposed to future price changes totaled approximately 1.3 million ounces of silver, 5,204 ounces of gold, 10,493 tons of zinc, and 3,237 tons of lead.  If the price for each metal were to change by ten percent, the change in the total value of the concentrates sold would be approximately $4.7 million.  However, as discussed in Commodity-Price Risk Management below, we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

Commodity-Price Risk Management

At times, we may use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in the market prices. These instruments do, however, expose us to (i) credit risk in the event of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production subject to contract positions.

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, we use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At September 30, 2015, we recorded a current asset of $1.8 million for these contracts, which is included in other current assets and is net of $0.5 million for contracts in a liability position.

We recognized a $6.1 million net gain during the first nine months of 2015 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net gain recognized on the contracts offsets losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized an $8.3 million net gain during the first nine months of 2015 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments, which includes $18.8 million in gains realized on settled contracts. During the first nine months of 2015, we monetized a number of favorable base metal contracts for proceeds of $16.5 million because of the sustained weakened price environment, and all contracts under this program were closed as of September 30, 2015. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net gain during the first nine months of 2015 is the result of decreasing zinc and lead prices. This program, when utilized, is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts.

The following table summarizes the quantities of metals committed under forward sales contracts at September 30, 2015:

	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2015 settlements	1,271	5	18,684	6,283	$14.74	$1,135	$0.85	$0.76

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates of the currencies involved, particularly between the U.S. dollar and Canadian dollar. On June 1, 2013, we completed the acquisition of Aurizon Mines Ltd., which gave us ownership of the Casa Berardi mine and various mineral interests in Quebec, Canada. We have determined that the functional currency for our Canadian operations is the U.S. dollar. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from Canadian dollars to U.S. dollars are recorded to earnings each period. For the nine months ended September 30, 2015, we recognized a net foreign exchange gain of $19.5 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. We currently do not utilize forward contracts or other contracts to manage our exposure to foreign currency fluctuations, but we may do so in the future. A one percent change in the exchange rate between the U.S. dollar and Canadian dollar from the rate at September 30, 2015 would have resulted in a change of approximately $1.4 million in our net foreign exchange gain.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of September 30, 2015, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Item 1A. – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2014, as updated in Part II, Item 1A. – Risk Factors in our quarterly report on Form 10-Q for the period ended March 31, 2015, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results.

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

HECLA MINING COMPANY
(Registrant)

Date:	November 4, 2015	By:	/s/ Phillips S. Baker, Jr., President
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	November 4, 2015	By:	/s/ James A. Sabala
James A. Sabala, Senior Vice President and
Chief Financial Officer

Hecla Mining Company and Subsidiaries

Form 10-Q – September 30, 2015

Index to Exhibits

3.1

Restated Certificate of Incorporation of the Registrant. Filed as exhibit 3.1 to Registrant's Current Report on Form 8-K filed on December 12, 2014 (File No. 1-8491), and incorporated herein by reference.

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