Form 10-K
period 2015-12-31
HECLA MINING CO/DE/
filed 2016-02-23
CIK 719413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended December 31, 2015

Commission file No. 1-8491

HECLA MINING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	77–0664171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6500 N. Mineral Drive, Suite 200 Coeur d’Alene, Idaho	83815-9408
(Address of principal executive offices)	(Zip Code)

208-769-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.25 per share	New York Stock Exchange
Series B Cumulative Convertible Preferred Stock, par value $0.25 per share	New York Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ✔ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No   ✔

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates was $985,405,173 as of June 30, 2015. There were 376,732,868 shares of the registrant’s Common Stock outstanding as of June 30, 2015, and 378,561,934 shares outstanding as of February 19, 2016.

Documents incorporated by reference herein:

To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 2016 Annual Meeting of Shareholders of the registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the registrant’s 2015 fiscal year, is incorporated herein by reference. See Part III.

Special Note on Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” and are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Our forward-looking statements include our current expectations and projections about future production, results, performance, prospects and opportunities, including reserves and other mineralization. We have tried to identify these forward-looking statements by using words such as “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “could,” “intend,” “plan,” “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual production, results, performance, prospects or opportunities, including reserves and mineralization, to differ materially from those expressed in, or implied by, these forward-looking statements.

These risks, uncertainties and other factors include, but are not limited to, those set forth under Item 1A. Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. Projections and other forward-looking statements included in this report have been prepared based on assumptions, which we believe to be reasonable, but not in accordance with United States generally accepted accounting principles (“GAAP”) or any guidelines of the Securities and Exchange Commission (“SEC”). Actual results may vary, perhaps materially. You are strongly cautioned not to place undue reliance on such projections and other forward-looking statements. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

For information regarding the organization of our business segments and our significant customers, see Note 11 of Notes to Consolidated Financial Statements.

Information set forth in Items 1A and 2 are incorporated by reference into this Item 1.

Introduction

Hecla Mining Company and our subsidiaries have provided precious and base metals to the U.S. and worldwide since 1891 (in this report, “we” or “our” or “us” refers to Hecla Mining Company and our affiliates and subsidiaries, unless the context requires otherwise). We discover, acquire, develop, and produce silver, gold, lead and zinc.  In doing so, we intend to manage our business activities in a safe, environmentally responsible and cost-effective manner.

We produce lead, zinc and bulk concentrates, which we sell to custom smelters and brokers, and unrefined bullion bars (doré) containing gold and silver, which are further refined before sale to precious metals traders.  We are organized and managed in four segments that encompass our operating units: the Greens Creek, Lucky Friday, Casa Berardi, and San Sebastian units.

The map below shows the locations of our operating units and our exploration and pre-development projects, as well as our corporate offices located in Coeur d’Alene, Idaho, Vancouver, British Columbia and Val d'Or, Quebec.

Our current business strategy is to focus our financial and human resources in the following areas:

•	Operating our properties safely, in an environmentally responsible manner, and cost-effectively.

•	Continue optimizing and improving operations at our Greens Creek, Lucky Friday, Casa Berardi, and San Sebastian units.

•	Expanding our proven and probable reserves and production capacity at our operating properties.

•	Conducting our business with financial stewardship to preserve our financial position in varying metals price environments.

•	Continuing to advance our San Sebastian project in Mexico, where we commenced production in the fourth quarter of 2015.

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

•	Continuing to seek opportunities to acquire and invest in mining and exploration properties and companies.

Below is a summary of net income (loss) for each of the last five years (in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net (loss) income	$(86,968)	$17,824	$(25,130)	$14,954	$151,164

Our financial results over the last five years have been impacted by:

•	Fluctuations in prices of the metals we produce. The average, high and low daily closing market prices for silver, gold, lead and zinc for each of the last five years are as follows:

	2015	2014	2013	2012	2011
Silver (per oz.):
Average	$15.70	$19.08	$23.83	$31.15	$35.11
High	$18.23	$22.05	$32.23	$37.23	$48.70
Low	$13.71	$15.28	$18.61	$26.67	$26.16
Gold (per oz.):
Average	$1,160	$1,266	$1,411	$1,669	$1,569
High	$1,296	$1,385	$1,694	$1,792	$1,895
Low	$1,049	$1,142	$1,192	$1,540	$1,319
Lead (per lb.):
Average	$0.81	$0.95	$0.97	$0.94	$1.09
High	$0.97	$1.03	$1.11	$1.06	$1.33
Low	$0.70	$0.82	$0.88	$0.79	$0.81
Zinc (per lb.):
Average	$0.88	$0.98	$0.87	$0.88	$0.99
High	$1.09	$1.10	$0.99	$0.99	$1.15
Low	$0.66	$0.88	$0.81	$0.80	$0.79

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for a summary of average market and realized prices for each of the three years ended December 31, 2015, 2014 and 2013. Our results of operations are significantly impacted by fluctuations in the prices of silver, gold, lead and zinc, which are affected by numerous factors beyond our control. See Item 1A. Risk Factors – Financial Risks – A substantial or extended decline in metals prices would have a material adverse effect on us for information on a number of the various factors that can impact prices of the metals we produce. Our average realized prices for silver, gold, zinc and lead were lower in 2015 compared to 2014. Average realized prices for silver, gold, and lead decreased in 2014 compared to 2013, while zinc prices increased. Market metal price trends are a significant factor in our operating and financial performance. We are unable to predict fluctuations in prices for metals and have limited control over the timing of our concentrate shipments which impacts our realized prices. However, we utilize financially-settled forward contracts for lead and zinc with the objective of managing the exposure to changes in prices of lead and zinc contained in our concentrate shipments between the time of sale and final settlement. In addition, in July 2013, we initiated a similar program for silver and gold with the objective of managing exposure to changes in prices for those metals contained in our concentrate shipments. See Note 10 of Notes to Consolidated Financial Statements for more information on our base and precious metal forward contract programs.

•

Cost of sales and other direct production costs of $293.6 million in 2015, $304.4 million in 2014, $235.3 million in 2013, $134.1 million in 2012 and $165.6 million in 2011.  During 2012 and 2013, costs of sales and other direct production costs were impacted by the temporary suspension of production at the Lucky Friday mine during most of 2012 and by the acquisition of the Casa Berardi mine during 2013. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for more information.

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

•

Exploration and pre-development expenditures totaling $22.0 million, $19.7 million, $37.7 million, $49.7 million and $31.4 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

•

Provision for closed operations and environmental matters of $12.2 million, $10.1 million, $5.4 million, $4.7 million and $9.7 million for the years ended December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

•

Net gains on base metal forward contracts of $8.3 million in 2015, $9.1 million in 2014, and $18.0 million in 2013, a net loss of $10.5 million in 2012, and a net gain of $38.0 million in 2011. These gains and losses are related to financially-settled forward contracts on forecasted zinc and lead production as part of a risk management program initiated in 2010.  See Note 10 of Notes to Consolidated Financial Statements for more information on our derivatives contracts.

•

Our acquisition of Aurizon Mines Ltd. ("Aurizon") for $714.5 million in June 2013, which was partially funded by the issuance of 6.875% Senior Notes due 2021 ("Senior Notes") in April 2013 for net proceeds of $490.0 million. We recognized expenses relating to the Aurizon acquisition of $26.4 million in 2013. In addition, in 2015, 2014 and 2013, respectively, we recorded interest expense related to the Senior Notes, including amortization of issuance costs, of $22.7 million, $24.6 million and $19.1 million, net of $13.5 million, $11.8 million and $6.5 million in capitalized interest. See Note 15 of Notes to Consolidated Financial Statements for more information on the acquisition.

•

Our acquisition of Revett Mining Company, Inc. ("Revett") for $20.1 million in June 2015. We recognized expenses related to the acquisition of $2.2 million in 2015. See Note 15 of Notes to Consolidated Financial Statements for more information.

•

Foreign exchange gains in 2015, 2014 and 2013, respectively, of $24.6 million, $11.5 million and $3.0 million primarily due to increased exposure to exchange fluctuations between the U.S. dollar and Canadian dollar as a result of our acquisition of Aurizon.

•

Income tax provisions of $56.3 million, $8.9 million and $82.0 million in 2015, 2012 and 2011, respectively, and income tax benefits of $5.2 million and $9.8 million in 2014 and 2013, respectively. The provision in 2015 was primarily the result of an increase in the valuation allowance for our U.S. deferred tax assets, partially offset by a decrease in the valuation allowance for Mexican deferred tax assets. See Note 5 of Notes to Consolidated Financial Statements for more information.

•	An increase in the number of shares of our common stock outstanding, which impacts our income (loss) per common share.

A comprehensive discussion of our financial results for the years ended December 31, 2015, 2014 and 2013, individual operating unit performance, general corporate expenses and other significant items can be found in Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, as well as the Consolidated Financial Statements and Notes thereto.

Products and Segments

Our segments are differentiated by geographic region. We produce zinc, lead and bulk flotation concentrates at our Greens Creek unit and lead and zinc flotation concentrates at our Lucky Friday unit, each of which we sell to custom smelters and brokers on contract. The flotation concentrates produced at our Greens Creek and Lucky Friday units contain payable silver, zinc and lead, and at Greens Creek they also contain payable gold. At Greens Creek, we also produce gravity concentrate containing silver, gold and lead. Unrefined bullion (doré) is produced from the gravity concentrate by a third party processor and sold to a precious metal refiner. We also produce unrefined gold and silver bullion bars (doré) at Casa Berardi and San Sebastian, which are shipped directly to customers for further refining before sale of the metals to precious metals traders. Payable metals are those included in our products which we are paid for by smelters, brokers and refiners. Our segments as of December 31, 2015 included:

•

The Greens Creek unit located on Admiralty Island, near Juneau, Alaska. Greens Creek is 100% owned and has been in production since 1989, with a temporary care and maintenance period from April 1993 through July 1996.

•

The Lucky Friday unit located in northern Idaho. Lucky Friday is 100% owned and has been a producing mine for us since 1958. Production at the Lucky Friday unit returned to historical levels in September 2013 following a period of temporary care and maintenance and no production in 2012 (see The Lucky Friday Segment).

•

The Casa Berardi unit located in the Abitibi region of north-western Quebec, Canada. Casa Berardi is 100% owned and was acquired on June 1, 2013 with the purchase of all issued and outstanding common shares of Aurizon (see Note 15 of Notes to Consolidated Financial Statements). Aurizon had operated and produced from the Casa Berardi mine since late 2006 and began various mine enhancements in an effort to improve operational efficiency, including a shaft deepening project completed in 2014 and a new paste fill facility completed in 2013.

•

The San Sebastian unit located in the state of Durango, Mexico. We previously produced at San Sebastian from underground mines between 2001 and 2005. Recent near-surface exploration discoveries in the vicinity of the past producing area led to the decision in the third quarter of 2015 to develop shallow open pit mines there. Production commenced from the open pits in the fourth quarter of 2015.

The contributions to our consolidated sales by our operating units in 2015 were 51.4% from Greens Creek, 33.7% from Casa Berardi, and 14.9% from Lucky Friday. While commercial production commenced San Sebastian in the fourth quarter of 2015, no sales were made as of December 31, 2015.

The table below summarizes our production for the years ended December 31, 2015, 2014 and 2013.  Zinc and lead production quantities are presented in short tons (“tons”).

	Year
	2015	2014	2013
Silver (ounces)	11,591,603	11,090,506	8,919,728
Gold (ounces)	189,327	186,997	119,989
Lead (tons)	39,965	40,255	30,374
Zinc (tons)	70,073	67,969	61,406

Licenses, Permits and Claims/Concessions

We are required to obtain various licenses and permits to operate our mines and conduct exploration and reclamation activities.  The suspension in production at the Lucky Friday unit during 2012 was pursuant to an order from the Federal Mine Safety and Health Administration. See Item 1A. Risk Factors - Legal, Market and Regulatory Risks - We are required to obtain governmental permits and other approvals in order to conduct mining operations.  In addition, our operations and exploration activities at our Casa Berardi and San Sebastian units are conducted pursuant to claims or concessions granted by the host government, and otherwise are subject to claims renewal and minimum work commitment requirements, which are subject to certain political risks associated with foreign operations.  See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks - Our foreign activities are subject to additional inherent risks.

Physical Assets

Our business is capital intensive and requires ongoing capital investment for the replacement, modernization or expansion of equipment and facilities and to develop new ore reserves.  At December 31, 2015, the book value of our property, plant, equipment and mineral interests, net of accumulated depreciation, was approximately $1.9 billion.  For more information see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. We maintain insurance policies against property loss and business interruption.  However, such insurance contains exclusions and limitations on coverage, and there can be no assurance that claims would be paid under such insurance policies in connection with a particular event.  See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks - Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

Employees

As of December 31, 2015, we employed 1,404 people, and we believe relations with our employees are generally good.

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

We have included the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report. Additionally, we filed with the New York Stock Exchange (“NYSE”) the CEO’s certification regarding our compliance with the NYSE’s Corporate Governance Listing Standards (“Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards, which certification was dated June 1, 2015, and indicated that the CEO was not aware of any violations of the Listing Standards.

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

These factors are largely beyond our control and are difficult to predict. If the market prices for these metals fall below our production or development costs for a sustained period of time, we will experience losses and may have to discontinue exploration, development or operations, or incur asset write-downs at one or more of our properties. See Item 1. Business – Introduction for information on the average, high, and low daily closing prices for silver, gold, lead and zinc for the last five years. On February 19, 2016, the closing prices for silver, gold, lead and zinc were $15.37 per ounce, $1,227 per ounce, $0.79 per pound and $0.79 per pound, respectively.

We have had losses that could reoccur in the future.

We have had volatility in our net (loss) income reported in the last five years, as shown in Item 6. Selected Financial Data, including net losses of $87.0 million in 2015 and $25.1 million in 2013. A comparison of operating results over the past three years can be found in Results of Operations in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of December 31, 2015, we had total debt of approximately $520.5 million and our total cash and cash equivalents was $155.2 million. We had a net loss of $87.0 million in 2015, which included $25.4 million incurred for debt service obligations, net of amounts capitalized, which was primarily for interest on our Senior Notes. Our level of debt and our debt service obligations could:

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

Our subsidiaries may be able to incur substantial additional debt in the future. Although the indenture governing our outstanding Senior Notes contains restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of additional debt that could be incurred in compliance with these restrictions could be substantial. In addition, we have $100 million in available capacity to be drawn from our revolving credit facility, which is separate and apart from our Senior Notes indenture and also contains limitations on our ability to incur additional debt.

If new debt is added to our and our subsidiaries' existing debt levels, the risks associated with such debt that we currently face would increase. See the risk factors below under the heading “Risks Related to Our Debt.”

An extended decline in metals prices, an increase in operating or capital costs, mine accidents or closures, increasing environmental obligations, or our inability to convert exploration potential to reserves may cause us to record write-downs, which could negatively impact our results of operations.

When events or changes in circumstances indicate that the carrying value of our long-lived assets may not be recoverable, we review the recoverability of the carrying value by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Impairment must be recognized when the carrying value of the asset exceeds these cash flows, and recognizing impairment write-downs could negatively impact our results of operations.  Metal price estimates are a key component used in the evaluation of the carrying values of our assets, as the evaluation involves comparing carrying values to the average estimated undiscounted cash flows resulting from operating plans using various metals price scenarios.  Our estimates of undiscounted cash flows for our long-lived assets also include an estimate of the market value of the exploration potential beyond the current operating plans.  Because the average estimated undiscounted cash flows exceeded the carrying values of our long-lived assets, we did not record impairments as of December 31, 2015. However, if the prices of silver, gold, zinc and lead decline for an extended period of time, if we fail to control production or capital costs, if regulatory issues increase costs or decrease production, or if we do not realize the mineable ore reserves or exploration potential at our mining properties, we may be required to recognize asset write-downs in the future. In addition, the perceived market value of the exploration potential of our properties is dependent upon prevailing metals prices as well as our ability to discover economic ore. A decline in metals prices for an extended period of time or our inability to convert exploration potential to reserves could significantly reduce our estimates of the value of the exploration potential at our properties and result in asset write-downs.

Global financial events or developments impacting major industrial or developing countries may have an impact on our business and financial condition in ways that we currently cannot predict.

The 2008 credit crisis and related turmoil in the global financial system and ensuing recession had an impact on our business and financial position, and similar events in the future could also impact us.  The continuation or re-emergence of the financial crisis or recession or reduced economic activity in the United States, China, India and other industrialized or developing countries, or disruption of key sectors of the economy such as oil and gas, may have a significant effect on our results of operations or limit our ability to raise capital through credit and equity markets.  The prices of the metals that we produce are affected by a number of factors, and it is unknown how these factors may be impacted by a global financial event or developments impacting major industrial or developing countries.

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

We utilize financially settled forward contract programs to manage the exposure to changes in silver, gold, lead and zinc prices contained in our concentrate shipments between the time of sale and final settlement, and in the past utilized such programs to manage the exposure to changes in the prices of lead and zinc contained in our forecasted future concentrate shipments.  See Note 10 of Notes to Consolidated Financial Statements for more information on these forward contract programs.

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

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. The more significant areas requiring the use of management assumptions and estimates relate to:

•	mineral reserves, mineralized material, and other resources that are the basis for future income and cash flow estimates and units-of-production depreciation, depletion and amortization calculations;

•	future metals prices;

•	environmental, reclamation and closure obligations;

•	asset impairments;

•	valuation of business combinations;

•	future foreign exchange rates;

•	reserves for contingencies and litigation; and

•	deferred tax asset valuation allowance.

Future estimates and actual results may differ materially from these estimates as a result of using different assumptions or conditions. For additional information, see Critical Accounting Estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 1 of Notes to Consolidated Financial Statements and the risk factors set forth below: “Our development of new orebodies and other capital costs may be higher and provide less return than we estimated,” “Our ore reserve estimates may be imprecise,” “Our environmental obligations may exceed the provisions we have made,” and “We are currently involved in ongoing legal disputes that may materially adversely affect us.”

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized.  Otherwise, a valuation allowance is applied against deferred tax assets, reducing the value of such assets.  Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income.  Estimates of future taxable income are based on forecasted income from operations and the application of existing tax laws in each jurisdiction.  Metal price and production estimates are key components used in the determination of our ability to realize the expected future benefit of our deferred tax assets. To the extent that future taxable income differs significantly from estimates as a result of a decline in metals prices or other factors, our ability to realize the deferred tax assets could be impacted.  Additionally, significant future issuances of common stock or common stock equivalents, or changes in the direct or indirect ownership of our common stock or common stock equivalents, could limit our ability to utilize our net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. Future changes in tax law or changes in ownership structure could limit our ability to utilize our recorded tax assets.  We currently do not have deferred tax valuation allowances for certain amounts related to U.S. and foreign net operating loss carryforwards, and our current and non-current deferred tax asset balances as of December 31, 2015 were $18.0 million and $36.6 million, respectively.   During 2015, the valuation allowance on our deferred tax assets increased by $83.7 million. See Note 5 of Notes to Consolidated Financial Statements for further discussion of our deferred tax assets.

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

The indenture governing our Senior Notes includes a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs. These covenants will, among other things:

•	make it more difficult for us to satisfy our obligations with respect to our Senior Notes and our other debt;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements, or require us to make divestitures;

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

In addition, utilization of our revolving credit facility would require us to comply with various covenants. A breach of any of these covenants could result in an event of default under the agreement governing our revolving credit facility that, if not cured or waived, could give the holders of the defaulted debt the right to terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately. Acceleration of any of our debt could result in cross-defaults under our other debt instruments, including the indenture governing our Senior Notes. Our assets and cash flow may be insufficient to repay borrowings fully under all of our outstanding debt instruments if any of our debt instruments are accelerated upon an event of default, which could force us into bankruptcy or liquidation. In such an event, we may be unable to repay our debt obligations. In addition, in some instances, this would create an event of default under the indenture governing our Senior Notes.

We may be unable to generate sufficient cash to service all of our debt and meet our other ongoing liquidity needs and may be forced to take other actions to satisfy our obligations under our debt, which may be unsuccessful.

Our ability to make scheduled payments or to refinance our debt obligations and to fund our planned capital expenditures and other ongoing liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that borrowings will be available to us to pay the principal, premium, if any, and interest on our debt or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We may be unable to refinance any of our debt on commercially reasonable terms or at all.

In addition, we conduct substantially all of our operations through our subsidiaries, certain of which will not be guarantors of our debt. Accordingly, repayment of our debt is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of our debt, our subsidiaries do not have any obligation to pay amounts due on our debt or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our debt. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the credit agreement governing our revolving credit facility and the indenture governing our Senior Notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our debt.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our debt. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture governing our Senior Notes may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding debt on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Our variable rate debt subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our revolving credit facility would be at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate debt would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our debt, would correspondingly decrease. Assuming all revolving loans were fully drawn, each one percentage point change in interest rates would result in a $1.0 million change in annual cash interest expense on our credit facility.

Our Senior Notes and the guarantees thereof will be effectively subordinated to any of our and our guarantors' secured debt to the extent of the value of the collateral securing that debt.

The Senior Notes and the guarantees thereof are not secured by any of our assets or the assets of our subsidiaries. The indenture governing the Senior Notes permits us to incur secured debt up to specified limits. As a result, the Senior Notes and the guarantees are effectively subordinated to our and our guarantors' future secured debt with respect to the collateral that secures such debt, including any borrowings under our revolving credit facility. Upon a default in payment on, or the acceleration of, any of our secured debt, or in the event of bankruptcy, insolvency, liquidation, dissolution, reorganization or other insolvency proceeding involving us or such guarantor, the proceeds from the sale of collateral securing any secured debt will be available to pay obligations on the Senior Notes only after such secured debt has been paid in full. As a result, the holders of the Senior Notes may receive less, ratably, than the holders of secured debt in the event of a bankruptcy, insolvency, liquidation, dissolution, reorganization or other insolvency proceeding involving us or such guarantor.

Our current credit facility allows us to draw up to $100 million on a revolving basis, all of which would be secured debt.

Our Senior Notes are structurally subordinated to all liabilities of our non-guarantor subsidiaries.

The Senior Notes are structurally subordinated to the debt and other liabilities of our subsidiaries that do not guarantee the Senior Notes, which include all of our non-domestic subsidiaries and certain other subsidiaries. These non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the notes, or to make any funds available therefor, whether by dividends, loans, distributions or other payments. Any right that we or the guarantors have to receive any assets of any of the non-guarantor subsidiaries upon the liquidation or reorganization of those subsidiaries, and the consequent rights of holders of Senior Notes to realize proceeds from the sale of any of those subsidiaries' assets, will be effectively subordinated to the claims of those subsidiaries' creditors, including trade creditors and holders of preferred equity interests of those subsidiaries. Accordingly, in the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, these non-guarantor subsidiaries will pay the holders of their debts, holders of preferred equity interests and their trade creditors before they will be able to distribute any of their assets to us or any guarantor. Unless they are guarantors of the Senior Notes or our other debt, our subsidiaries do not have any obligation to pay amounts due on the Senior Notes or our other debt or to make funds available for that purpose.

For the year ended December 31, 2015, our non-guarantor subsidiaries represented 34% of our sales of metals and 26% of our other operating expenses. As of December 31, 2015, our non-guarantor subsidiaries represented 36% of our total assets and 21% of our total liabilities, including trade payables, deferred tax liabilities and royalty obligations but excluding intercompany liabilities.

Key terms of the Senior Notes will be suspended if the Senior Notes achieve investment grade ratings and no default or event of default has occurred and is continuing.

Many of the covenants in the indenture governing the Senior Notes will be suspended if the Senior Notes are rated investment grade by Standard & Poor's and Moody's, provided at such time no default or event of default has occurred and is continuing, including those covenants that restrict, among other things, our ability to pay dividends, incur debt and to enter into certain other transactions. There can be no assurance that the Senior Notes will ever be rated investment grade. However, suspension of these covenants would allow us to engage in certain transactions that would not be permitted while these covenants were in force, and the effects of any such transactions will be permitted to remain in place even if the Senior Notes are subsequently downgraded below investment grade.

We may be unable to repurchase Senior Notes and any outstanding loans under our revolving credit facility could be accelerated in the event of a change of control as required by the indenture.

Upon the occurrence of certain change of control events specified in the indenture governing the Senior Notes, holders of the Senior Notes will have the right to require us to repurchase all of the Senior Notes at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. Any change of control also would constitute a default under our revolving credit facility. Therefore, upon the occurrence of a change of control, the lenders under our revolving credit facility would have the right to accelerate any outstanding loans and, if so accelerated, we would be required to repay all of our outstanding obligations under such facility. We may not be able to pay the Senior Note holders the required price for their notes at that time because we may not have available funds to pay the repurchase price. In addition, the terms of other existing or future debt may prevent us from paying the Senior Note holders. There can be no assurance that we would be able to repay such other debt or obtain consents from the holders of such other debt to repurchase the Senior Notes. Any requirement to offer to purchase any Senior Notes may result in us having to refinance our outstanding debt, which we may not be able to do. In addition, even if we were able to refinance our outstanding debt, such financing may be on terms unfavorable to us.

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

If a court were to find that the issuance of the Senior Notes or the incurrence of any guarantee was a fraudulent transfer or conveyance, the court could void the payment obligations under the Senior Notes or such guarantee, could subordinate the Senior Notes or such guarantee to presently existing and future debt of ours or of the related subsidiary guarantor or could require the holders of the Senior Notes to repay any amounts received with respect to such guarantee. In the event of a finding that a fraudulent transfer or conveyance occurred, holders of the Senior Notes may not receive any repayment. Further, the avoidance of the Senior Notes could result in an event of default with respect to our and our subsidiaries' other debt that could result in acceleration of that debt.

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

Credit rating agencies rate our debt securities on factors that include our results of operations, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading, or downgrading the current rating or placing us on a watch list for possible future downgrading. At February 19, 2016, our Senior Notes were rated “B-" with a stable outlook by Standard and Poor’s, and were rated “B3" by Moody’s Investors Service. In February 2016, Standard and Poor's lowered their rating of our Senior Notes from a previous "B" rating. In January 2016, Moody's indicated that they have placed us, along with other mining companies, on review for downgrade. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading would likely increase our cost of financing, limit our access to the capital markets and have an adverse effect on the market price of our securities, including our Senior Notes. We cannot be assured that our credit ratings will not be downgraded in the future.

Operation, Development, Exploration and Acquisition Risks

Mining accidents or other adverse events at an operation could decrease our anticipated production.

Production may be reduced below our historical or estimated levels as a result of mining accidents; unfavorable ground or shaft conditions; work stoppages or slow-downs; lower than expected ore grades; unexpected regulatory actions; if the metallurgical characteristics of ore are less economic than anticipated; or because our equipment or facilities fail to operate properly or as expected. Both of the Lucky Friday and Casa Berardi mines have a history of ground instability and related incidents. All of our underground mines are subject to risks relating to ground instability, including, but not limited to, pit wall failure, crown pillar collapse or stope failure. The occurrence of an event such as those described above could result in loss of life or temporary or permanent cessation of operations, any of which could have a material adverse effect on our financial condition and results of operations. Other closures or impacts on operations or production may occur at any of our mines at any time, whether related to accidents, changes in conditions, changes to regulatory policy, or as precautionary measures.

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

Our business is capital intensive, requiring ongoing investment for the replacement, modernization or expansion of equipment and facilities. Our mining and milling operations are subject to risks of process upsets and equipment malfunctions. Equipment and supplies may from time to time be unavailable on a timely basis. Our business is subject to a number of other risks and hazards including:

•	environmental hazards;

•	unusual or unexpected geologic formations;

•	rock bursts, ground falls, or pit wall failures;

•	seismic activity;

•	underground fires or floods;

•	unanticipated hydrologic conditions, including flooding and periodic interruptions due to inclement or hazardous weather conditions;

•	political and country risks;

•	civil unrest or terrorism;

•	industrial accidents;

•	labor disputes or strikes; and

•	our operating mines have tailing ponds which could fail or leak as a result of seismic activity, unusual weather or for other reasons.

Such risks could result in:

•	personal injury or fatalities;

•	damage to or destruction of mineral properties or producing facilities;

•	environmental damage and financial penalties;

•	delays in exploration, development or mining;

•	monetary losses;

•	asset impairment charges;

•	legal liability; and

•	temporary or permanent closure of facilities.

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

The #4 Shaft project, an internal shaft at the Lucky Friday mine, is expected, upon completion, to provide deeper access in order to increase the mine's production and operational life. The #4 Shaft project, as currently designed, is expected to involve development down to the 8600 foot level and capital expenditures of approximately $225 million, which includes approximately $205 million that has been spent on the project as of December 31, 2015.  We believe that our current capital resources will allow us to complete the project by its estimated completion target of late 2016.  However, there are a number of factors that could affect completion of the project as currently designed, including: (i) a significant decline in metals prices, (ii) a reduction in available cash or credit, whether arising from decreased cash flow or other uses of available cash, (iii) increased regulatory compliance, or (iv) a significant increase in operating or capital costs.  One or more of these factors could potentially require us to suspend the project, defer or eliminate some of the planned development, or access additional capital through debt financing, the sale of securities, or other external sources.  This additional financing could be costly or unavailable.

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

We sell our metallic concentrates to custom smelters and brokers. Our doré bars are sent to refiners for further processing before being sold to metal traders. If smelters or refiners are unavailable or unwilling to accept our products, or we are otherwise unable to sell our products to our customers, our operations could be adversely affected.  See Note 11 of Notes to Consolidated Financial Statements for more information on the distribution of our sales and our significant customers.

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

We may experience labor disputes, work stoppages or other disruptions in production that could adversely affect our business and results of operations. The Lucky Friday mine is our only operation where some of our employees are subject to a collective bargaining agreement, which expires on April 30, 2016. Although we intend to negotiate a new agreement on a timely basis, there can be no assurance that we will do so or that the terms of any new agreement will be favorable to us. If we do not successfully negotiate a new collective bargaining agreement with our union workers, we may incur prolonged strikes and other work stoppages at our mining operations, which could adversely affect our financial condition and results of operations. Additionally, if we enter into a new labor agreement with any union that significantly increases our labor costs relative to our competitors, our ability to compete may be materially and adversely affected.

Our foreign activities are subject to additional inherent risks.

We currently have operations in Mexico and Canada, and we expect to continue to conduct operations there and possibly other international locations in the future. Because we conduct operations internationally, we are subject to political, legal and economic risks such as:

•	the effects of local political, labor and economic developments and unrest;

•	significant or abrupt changes in the applicable regulatory or legal climate;

•	exchange controls and export restrictions;

•	expropriation or nationalization of assets with inadequate compensation;

•	unfavorable currency fluctuations, particularly in the exchange rate between the U.S. dollar and the Canadian dollar and Mexican Peso;

•	repatriation restrictions;

•	invalidation and unavailability of governmental orders, permits or agreements;

•	property ownership disputes;

•	renegotiation or nullification of existing concessions, licenses, permits and contracts;

•	criminal activity, corruption, demands for improper payments, expropriation, and uncertain legal enforcement and physical security;

•	failure to maintain compliance with corruption and transparency statutes, including the U.S. Foreign Corrupt Practices Act;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations;

•	fuel or other commodity shortages;

•	illegal mining;

•	laws or policies of foreign countries and the United States affecting trade, investment and taxation;

•	opposition to our presence, operations, properties or plans by non-governmental organizations or civic groups;

•	civil disturbances, war and terrorist actions; and

•	seizures of assets.

The occurrence of any one or combination of these events, many of which are beyond our control, could materially adversely affect our financial condition or results of operations.

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

We compete with other mining companies, some of which have greater financial resources than we do or other advantages, including in the following areas:

•	attracting and retaining key executives, skilled labor, and other employees;

•	for the services of other skilled personnel and contractors and their specialized equipment, components and supplies, such as drill rigs, necessary for exploration and development; and

•	for rights to mine properties.

We face inherent risks in acquisitions of other mining companies or properties that may adversely impact our growth strategy.

We are actively seeking to expand our mineral reserves by acquiring other mining companies or properties. Although we are pursuing opportunities that we feel are in the best interest of our stockholders, these pursuits are costly and often unproductive.

Furthermore, there is a limited supply of desirable mineral properties available in the United States and foreign countries where we would consider conducting exploration and/or production activities, and we face strong competition for companies and properties from other mining companies, some of which have greater financial resources than we do. Therefore we may be unable to acquire attractive companies and mining properties on terms that we consider acceptable.

There are inherent risks in any acquisition we may undertake which could adversely affect our current business and financial condition and our growth. For example, we may not realize the expected value of the companies or properties that are acquired due to declines in metals prices, lower than expected quality of orebodies, failure to obtain permits, labor problems, changes in regulatory environment, failure to achieve anticipated synergies, an inability to obtain financing, and other factors described in these risks factors. Acquisitions of other mining companies or properties may also expose us to new geographic, political, operating, and geological risks.

We may be unable to successfully integrate the operations of the properties we acquire.

Integration of the businesses or the properties we acquire with our existing business will be a complex, time-consuming and costly process. Failure to successfully integrate the acquired properties and operations in a timely manner may have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficulties of combining the acquired operations include, among other things:

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

We may not realize all of the anticipated benefits from any future acquisitions, such as increased earnings, cost savings and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher than expected acquisition and operating costs or other difficulties, unknown liabilities which may be significant, inaccurate reserve estimates and fluctuations in market prices.

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

Our operations and properties in Quebec, Canada expose us to additional political risks.

Our presence in Quebec, Canada, and more specifically our properties there, may be of particular interest or sensitivity to one or more interest groups, including aboriginal groups (which are generally referred to as "First Nations"). We have mineral projects in Quebec that may be in areas with a First Nations presence. It is our practice to work closely with and consult with First Nations in areas in which our projects are located or which could be impacted by our activities. However, there is no assurance that relationships with such groups will be positive. Accordingly, it is possible that our production, exploration or development activities on these properties could be interrupted or otherwise adversely affected in the future by political uncertainty, native land claims entitlements, expropriations of property, changes in applicable law, governmental policies and policies of relevant interest groups, including those of First Nations. Any changes in law or relations or shifts in political conditions may be beyond our control and may adversely affect our business and operations and if significant, may result in the impairment or loss of mineral concessions or other mineral rights, or may make it impossible to continue our mineral production, exploration or development activities in the applicable area, any of which could have an adverse effect on our financial conditions and results of operations.

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

In the ordinary course of business, mining companies are required to seek governmental permits and other approvals for continuation or expansion of existing operations or for the commencement of new operations. Obtaining the necessary governmental permits is a complex, time-consuming and costly process. The duration and success of our efforts to obtain permits are contingent upon many variables not within our control. Obtaining environmental permits, including the approval of reclamation plans, may increase costs and cause delays or halt the continuation of mining operations depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority. Interested parties including governmental agencies and non-governmental organizations or civic groups may seek to prevent issuance of permits and intervene in the process or pursue extensive appeal rights. Past or ongoing violations of laws or regulations involving obtaining or complying with permits could provide a basis to revoke existing permits, deny the issuance of additional permits, or a regulatory enforcement action, each of which could have a material adverse impact on our operations or financial condition. In addition, evolving reclamation or environmental concerns may threaten our ability to renew existing permits or obtain new permits in connection with future development, expansions and operations. There can be no assurance that all necessary approvals and permits will be obtained and, if obtained, that the costs involved will not exceed those that we previously estimated. It is possible that the costs and delays associated with the compliance with such standards and regulations could become such that we would not proceed with the development or operation.  We are often required to post surety bonds or cash collateral to secure our reclamation obligations and we may be unable to obtain the required surety bonds or may not have the resources to provide cash collateral, and the bonds or collateral may not fully cover the cost of reclamation and any such shortfall could have a material adverse impact on our financial condition.

Legal challenges could prevent the Rock Creek project from ever being developed.

The proposed development of our Rock Creek project has been challenged by several regional and national conservation groups at various times since the U.S. Forest Service issued its initial Record of Decision in 2003 approving Revett Mining Company’s plan of operation. Some of these challenges have alleged violations of a variety of federal and state laws and regulations pertaining to Revett’s permitting activities at Rock Creek, including the Endangered Species Act, the National Environmental Policy Act, the 1872 Mining Law, the Federal Land Policy Management Act, the Wilderness Act, the National Forest Management Act, the Clean Water Act, the Clean Air Act, the Forest Service Organic Act of 1897, and the Administrative Procedural Act. Although Revett successfully addressed most of these challenges, Revett was directed by the Montana Federal District Court in May 2010 to produce a Supplemental Environmental Impact Statement (“SEIS”) to address National Environmental Policy Act procedural deficiencies that were identified by the court. We cannot predict how possible future challenges will be resolved. Rock Creek is the significant asset obtained in the acquisition of Revett. Possible new court challenges in the future to the final SEIS and Record of Decision may delay the planned development at Rock Creek. If we are successful in completing the SEIS and defending any challenges, we would still be required to comply with a number of requirements and conditions as development progresses, failing which could make us unable to continue with development activities. Even if Rock Creek is permitted, there is no assurance that it will be successfully developed or operated, including, among other reasons, because financing necessary to develop the project may be unavailable.

We face substantial governmental regulation and environmental risk.

Our business is subject to extensive U.S. and foreign, federal, state and local laws and regulations governing development, production, labor standards, health and safety, the environment and other matters. For example, our operating mines in the United States frequently receive citations under the Mine Safety and Health Act, as administered by the Mine Safety and Health Administration ("MSHA"). Further, we have been and are currently involved in lawsuits or disputes in which we have been accused of causing environmental damage, violating environmental laws, or violating environmental permits, and we may be subject to similar lawsuits or disputes in the future. See the risk factor below titled "Our environmental obligations may exceed the provisions we have made."

Exposure to these liabilities arises not only from our existing operations, but also from operations that have been closed, sold to third parties, or properties in which we had a leasehold, joint venture, or other interest. With a history dating back to 1891, our exposure to environmental claims may be greater because of the bankruptcy or dissolution of other mining companies which may have engaged in more significant activities at a mining site than we but which are no longer available for governmental agencies or other claimants to make claims against or obtain judgments from. Similarly, the federal government or private parties could seek to hold Hecla Limited or Hecla Mining Company liable for the actions of certain subsidiaries under "alter ego" or similar theories which seek to disregard the separateness of corporate entities within our consolidated corporate group. Any one or more of these liabilities could have a material adverse impact on our financial condition.

We are required to reclaim properties and specific requirements vary among jurisdictions. In some cases, we may be required to provide financial assurances as security for reclamation costs, which may exceed our estimates for such costs. Conversely, our reclamation costs may exceed the financial assurances in place and those assurances may ultimately be unavailable to us. Our historical operations and the historical operations of entities and properties we have acquired have occasionally been alleged to have generated environmental contamination. We could also be held liable for worker exposure to hazardous substances. There can be no assurance that we will at all times be in compliance with all environmental, health and safety regulations or that steps to achieve compliance would not materially adversely affect our business.

In addition to existing regulatory requirements, legislation and regulations may be adopted or permit limits reduced at any time that result in additional exposure to liability, operating expense, capital expenditures or restrictions and delays in the mining, production or development of our properties. Mining accidents and fatalities, whether or not at our mines or related to metals mining, may increase the likelihood of additional regulation or changes in law. In addition, enforcement or regulatory tools and methods available to regulatory bodies such as the U.S. Environmental Protection Agency, which have not been or have seldomly been used against us, could be used against us or in general. Federal or state environmental or mine safety regulatory agencies may order certain of our mines to be temporarily or permanently closed, which may have a material adverse effect on our cash flows, results of operations, or financial condition.

Legislative and regulatory measures to address climate change and green house gas emissions are in various phases of consideration. If adopted, such measures could increase our cost of environmental compliance and also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities. Proposed measures could also result in increased cost of fuel and other consumables used at our operations, including the diesel generation of electricity at our Greens Creek operation, used when we are unable to access hydroelectric power. Climate change legislation may also affect our smelter customers who burn fossil fuels, resulting in fewer customers or increased costs to us, and may affect the market for the metals we produce with effects on prices that are not possible for us to predict.

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

We are subject to the Clean Water Act, which requires permits for certain discharges into waters of the United States. Such permitting has been a frequent subject of litigation by environmental advocacy groups, which has resulted, and may in the future result, in declines in such permits or extensive delays in receiving them. This may result in delays in, or in some instances preclude, the commencement or continuation of development or production operations. Adverse outcomes in lawsuits challenging permits or failure to comply with applicable regulations could result in the suspension, denial, or revocation of required permits, which could have a material adverse impact on our cash flows, results of operations, or financial condition. See Note 7 of Notes to Consolidated Financial Statements.

 Our environmental obligations may exceed the provisions we have made.

We are subject to significant environmental obligations.  At December 31, 2015, we had accrued $95.5 million as a provision for environmental obligations. There can be no assurance that we have accurately estimated these environmental obligations, and in the future our accrual could materially change. Our environmental obligations could have a material adverse impact on our cash flows, results of operations, or financial condition. For information on our potential environmental liabilities, see Note 4 and Note 7 of Notes to Consolidated Financial Statements.

We face risks relating transporting our products, employees and materials at Greens Creek.

Certain of the products we ship to our customers are subject to regulatory requirements regarding packaging, handling and shipping of products that may be considered dangerous to human health or the environment. Although we believe we are currently in compliance with all material regulations applicable to packaging, handling and shipping our products, the chemical properties of our products or existing regulations could change and cause us to fall out of compliance, or force us to incur substantial additional expenditures to maintain compliance with applicable regulations. Further, we do not ship our own products but instead rely on third party carriers to ship our products to our customers. To the extent that any of our carriers are unable or unwilling to ship our products in accordance with applicable regulations, including because of difficulty in obtaining, or increased cost of, insurance, we could be forced to find alternative shipping arrangements, assuming such alternatives would be available. Any such changes to our current shipping arrangements or accidents involving the shipment of our products could have a material adverse impact on our operations and financial results.

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

Unpatented mining claims constitute a significant portion of our undeveloped property holdings in the U.S. For our operations in Canada and Mexico, we hold mining claims, mineral concession titles and mining leases that are obtained and held in accordance with the laws of the respective countries, which provide Hecla the right to exploit and explore the properties. The validity of the claims, concessions and leases could be uncertain and may be contested. Although we have conducted title reviews of our property holdings, title review does not necessarily preclude third parties (including governments) from challenging our title. In accordance with mining industry practice, we do not generally obtain title opinions until we decide to develop a property. Therefore, while we have attempted to acquire satisfactory title to our undeveloped properties, some titles may be defective.

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

The market price of our stock at any given point in time may not accurately reflect our value, and may prevent stockholders from realizing a profit on, or recovering, their investment.

Our Series B preferred stock has a liquidation preference of $50 per share or $7.9 million.

If we were liquidated, holders of our preferred stock would be entitled to receive approximately $7.9 million (plus any accrued and unpaid dividends) from any liquidation proceeds before holders of our common stock would be entitled to receive any proceeds, but after holders of all notes issued under the indenture governing our Senior Notes received any proceeds.

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

Our board of directors adopted a common stock dividend policy that has two components: (1) a dividend that links the amount of dividends on our common stock to our average quarterly realized silver price in the preceding quarter, and (2) a minimum annual dividend of $0.01 per share of common stock, in each case payable quarterly, when declared. See Note 9 of Notes to Consolidated Financial Statements for more information on our common stock dividend policy.

From the fourth quarter of 2011 through and including the fourth quarter of 2015, our board of directors has declared a common stock dividend under the policy described above (although in some cases only a minimum dividend was declared and none relating to the average realized price of silver due to the prices not meeting the policy threshold). The declaration and payment of common stock dividends, whether pursuant to the policy or in addition thereto, is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future. In addition, the indenture governing our Senior Notes limits our ability to pay dividends.

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

We may issue securities in the future in connection with raising capital, acquisitions, strategic transactions or for other purposes. To the extent we issue any additional equity securities (or securities convertible into equity), the ownership of our existing stockholders would be diluted and our earnings per share could be reduced.

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

Our common stock is currently listed on the NYSE. In the future, if we are not be able to meet the continued listing requirements of the NYSE, which require, among other things, that the average closing price of our common stock be above $1.00 over 30 consecutive trading days, our common stock may be delisted. Our closing stock price on February 19, 2016 was 2.36.

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

The Greens Creek orebody contains silver, zinc, gold and lead, and lies within the Admiralty Island National Monument, an environmentally sensitive area. The Greens Creek property includes 440 unpatented lode mining claims, 58 unpatented millsite claims, 17 patented lode claims and one patented millsite. In addition, the Greens Creek site includes properties under lease from the U.S. Forest Service ("USFS") for a road right-of-way, mine portal and mill site access, camp site, mine waste area and tailings impoundment. The USFS leases have varying expiration terms. Greens Creek also has title to mineral rights on 7,301 acres of federal land acquired through a land exchange with the USFS. We are currently exploring, but not mining, on such federal land.

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

Pursuant to a 1996 land exchange agreement, the joint venture transferred private property equal to a value of $1.0 million to the U.S. Forest Service and received exploration and mining rights to approximately 7,500 acres of land with mining potential surrounding the existing mine. Any production from new ore discoveries on the exchanged lands will be subject to a federal royalty included in the land exchange agreement. The royalty is only due on any production from reserves that are not part of Greens Creek’s extralateral rights. Thus far, there has been no production triggering payment of the royalty. The royalty is 3% if the average value of the ore during a year is greater than the benchmark, and 0.75% if the value is equal to or less than the benchmark. The benchmark of $120 per ton is adjusted annually in July according to the Gross Domestic Product (GDP) Implicit Price Deflator until the year 2016, and at December 31, 2015, was at approximately $159 per ton when applying the latest GDP Implicit Price Deflator.

Greens Creek is an underground mine accessed by a ramp from surface which produces approximately 2,100 to 2,300 tons of ore per day. The primary mining methods are cut and fill and longhole stoping. The Greens Creek ore processing facility includes a SAG/ball mill grinding circuit to grind the run of mine ore to liberate the minerals and produce a slurry suitable for differential flotation of mineral concentrates.  A gravity circuit recovers free gold that exists as electrum, a gold/silver alloy in the ore.  Gravity concentrates are produced from this circuit prior to flotation.  Three flotation concentrates are produced: a lead concentrate which contains most of the silver recovered; a zinc concentrate which is low in precious metals content; and a zinc-rich bulk concentrate that contains gold, silver, zinc, and lead and must be marketed to an imperial smelter.  Doré is produced from the gravity concentrate by a third party processor and further refined and sold to precious metal traders and other concentrate products are sold to a number of  smelters worldwide.  See Note 11 of Notes to Consolidated Financial Statements for information on the significant customers for Greens Creek’s products. Concentrates are shipped from the Hawk Inlet marine terminal about nine miles from the mill.

In 2015, ore was processed at an average rate of approximately 2,231 tons per day and total mill recovery was approximately 77% silver, 87% zinc, 80% lead and 67% gold.  The processing facility was originally constructed in 1988, with the first production commencing in 1989. Various modifications and upgrades have been made since that time.  Changes to the flotation circuit have included:  installation of regrind mills in 1992; mill recommissioning in 1996; expansion of concentrate cleaning equipment in 2000 and 2001; addition of a swing cell option in 2004, allowing for a reduction in bulk concentrate production; addition of an on-stream analyzer in 2006; expansion of lead rougher equipment in 2007; retrofit of 2 column sparge systems in 2010 and 2011; replacement of the carbon flotation columns complete with sparger upgrades in 2012 and 2013; installation of a replacement on-stream analyzer with an additional multiplexer in 2013 and 2014; and replacement of the sulfuric acid system with a carbon dioxide system for pH control in 2015.  Significant changes to the grinding circuit since original construction have included a new motor, two stage screening, and various internal lining modifications for the SAG mill, and replacement of the primary cyclones and the addition of a trommel magnet in the ball mill.

Underground exploration activities at the Greens Creek unit during 2015 defined new mineralization at the, 9a, Gallagher Fault Block, Southwest Bench, Deep 200 South, and 5250 targets. Additional exploration drilling targeted the East Ore and Mine Syncline targets. Definition drilling focused on continued expansion of the NWW and Deep 200 South zones while also targeting the East Ore, 9a, West Wall and Upper Southwest zones. We anticipate that drilling will result in the conversion of mineralized material into reserves in the next couple of years. Definition drilling in 2016 is expected to focus on the East Ore, Upper Plate, Northwest West, 9a and Deep 200 South Zones. Exploration drilling in 2016 is expected to include programs at the East Ore, 9a, Deep 200 South and Gallagher Zones. Surface drilling is expected to concentrate on the Big Sore area which is located less than 2,000 feet northeast of current underground mine infrastructure.

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

The employees at Greens Creek are employees of Hecla Greens Creek Mining Company, our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 410 employees at the Greens Creek unit at December 31, 2015.

As of December 31, 2015, we have recorded a $41.3 million asset retirement obligation for reclamation and closure costs. We maintained a $68.9 million reclamation and long-term water treatment bond for Greens Creek as of December 31, 2015.  The net book value of the Greens Creek unit property and its associated plant, equipment and mineral interests was approximately $639.7 million as of December 31, 2015.

Based on current ore reserve estimates, the currently known remaining mine life at Greens Creek is 10 years. Information with respect to production, average Cash Cost, After By-product Credits, Per Silver Ounce and proven and probable ore reserves is set forth in the following table.

	Years Ended December 31,
Production	2015	2014	2013
Ore milled (tons)	814,398	816,213	805,322
Silver (ounces)	8,452,153	7,826,341	7,448,347
Gold (ounces)	60,566	58,753	57,457
Zinc (tons)	61,934	59,810	57,614
Lead (tons)	21,617	20,151	20,114

Cash Cost, After By-product Credits, Per Silver Ounce (1)	$3.91	$2.89	$4.42

Proven Ore Reserves(2,3,4,5,6)
Total tons	10,100	4,700	14,100
Silver (ounces per ton)	20.8	15.7	12.9
Gold (ounces per ton)	0.12	0.10	0.13
Zinc (percent)	9.0	9.2	8.1
Lead (percent)	3.7	3.7	3.0
Contained silver (ounces)	209,900	74,200	181,700
Contained gold (ounces)	1,200	500	1,800
Contained zinc (tons)	910	440	1,150
Contained lead (tons)	370	180	430

Probable Ore Reserves(2,3,4,5,6)
Total tons	7,204,100	7,691,000	7,782,800
Silver (ounces per ton)	12.3	12.2	11.9
Gold (ounces per ton)	0.09	0.10	0.09
Zinc (percent)	8.1	8.3	8.7
Lead (percent)	3.0	3.1	3.3
Contained silver (ounces)	88,522,900	93,946,900	92,338,300
Contained gold (ounces)	675,500	738,200	710,900
Contained zinc (tons)	581,730	639,490	676,800
Contained lead (tons)	218,030	240,670	255,700

Total Proven and Probable Ore Reserves(2,3,4,5,6)
Total tons	7,214,200	7,695,700	7,796,900
Silver (ounces per ton)	12.3	12.2	11.9
Gold (ounces per ton)	0.09	0.10	0.09
Zinc (percent)	8.1	8.3	8.7
Lead (percent)	3.0	3.1	3.3
Contained silver (ounces)	88,732,800	94,021,100	92,520,000
Contained gold (ounces)	676,700	738,700	712,700
Contained zinc (tons)	582,640	639,930	677,950
Contained lead (tons)	218,400	240,850	256,130

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

(2)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and smelter payables, and cash operating costs.  Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Greens Creek, the cutoff grade is expressed in terms of net smelter return (“NSR”), rather than metal grade.  The cutoff grade at Greens Creek is $190 per ton NSR.  Our estimates of proven and probable reserves are based on the following metals prices:

	December 31,
	2015	2014	2013
Silver (per ounce)	$14.50	$17.25	$20.00
Gold (per ounce)	$1,100	$1,225	$1,300
Lead (per pound)	$0.90	$0.95	$0.90
Zinc (per pound)	$0.90	$0.90	$0.80

(3)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2015 reserve model assumes average total mill recoveries of 71% for silver, 63% for gold, 88% for zinc and 78% for lead.

(4)

The changes in reserves in 2015 versus 2014 are due to continued depletion of the deposit through production and lower metals price assumptions, partially offset by the addition of data from new drill holes. The changes in reserves in 2014 versus 2013 were due to the addition of data from new drill holes, partially offset by continued depletion of the deposit through production and lower metals price assumptions.

(5)

Probable reserves at the Greens Creek unit are based on average drill spacing of 50 to 100 feet. Proven reserves typically require that mining samples are partly the basis of the ore grade estimates used, while probable reserve grade estimates can be based entirely on drilling results.  The proven reserves reported for Greens Creek for 2015 represents stockpiled ore.

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

The second ore-bearing structure, known as the Lucky Friday Expansion Area, or Gold Hunter, has been mined since 1997 pursuant to an operating agreement with Silver Hunter Mining Company (“Silver Hunter”), our wholly owned subsidiary.  During 1991, we discovered several mineralized structures containing some high-grade silver ores in an area known as the Gold Hunter property, approximately 5,000 feet northwest of the then existing Lucky Friday workings. This discovery led to the development of the Gold Hunter property on the 4900 level. At approximately 4,900 feet below surface, the Gold Hunter veins are hosted in a 200-foot thick siliceous lens within the Wallace Formation that transitions to the St. Regis Formation below 5,900 feet. The veins are sub-parallel, and are numbered consecutively from the hanging wall of the favorable horizon to the footwall. The strike of the vein system is west-northwest with a dip of 85 degrees to the south. The 30 vein, which has demonstrated to contain higher silver grades, represents approximately 71% of our current proven and probable ore reserve tonnages, while the remaining 29% of our reserves are contained in various intermediate veins having lower silver grades than 30 vein. While the veins share many characteristics with the Lucky Friday vein, the Gold Hunter area possesses some mineralogical and rock mechanics differences that make it more favorable to mine at this time. On November 6, 2008, we, through Silver Hunter, completed the acquisition of substantially all of the assets of Independence Lead Mines Company, which held an interest in the Gold Hunter property. The acquisition included all future interests or royalty obligations to Independence and the mining claims pertaining to the operating agreement with Hecla Limited that was assigned to Silver Hunter.

The principal mining method at the Lucky Friday unit is ramp access, cut and fill. This method utilizes rubber-tired equipment to access the veins through ramps developed outside of the ore body. Once a cut is taken along the strike of the vein, it is backfilled with cemented tailings and the next cut is accessed, either above or below, from the ramp system.

Ore at the Lucky Friday is processed using a conventional lead/zinc flotation flowsheet, with process control guided by a real-time, on-line analyzer.  Run of mine ore is crushed in a conventional three stage crushing plant consisting of a primary jaw crusher, and a secondary crushing circuit, and tertiary cone crushing stage.  Crushed ore is ground in a ball mill, and the ground slurry reports to the lead flotation circuit.  The lead circuit tailings report to the zinc flotation circuit.  Lead and zinc concentrates are thickened and filtered, and final concentrate products are shipped to smelters for final processing.  The original flotation mill was constructed in 1960 and had a capacity of 750 tons per day. Various modifications and upgrades have been made since that time, including: installation of a 1,000 ton course ore bin and replacement of the ball mill in 1984 to increase processing capacity to 1,000 tons per day; replacement of the double-deck crushing screen with a triple-deck screen, installation of a tertiary cone crushing stage, lead concentrate flash flotation equipment, four ball mill cyclones, a mill feed sampler, and lead concentrate column cleaners and thickeners in 2005; addition of dust collection equipment in the crushing plant in 2006; installation of zinc concentrate flash flotation, conditioning, and column cleaner equipment, and an on-stream analyzer in 2007; construction of two new water treatment plants in 2008, with ongoing enhancements to those facilities since that time; addition of a discharge event pond in 2009; sand cyclone and reagent equipment in 2011; and various refurbishments made during the temporary suspension period in 2012 discussed below. Current processing capacity of the Lucky Friday facility is approximately 1,000 tons per day.

As discussed further below, production at Lucky Friday was temporarily suspended during 2012 and then ramped up during 2013 to historical levels. Lucky Friday reached full production in late September 2013, averaging 837 tons milled per day. In 2014, production increased to 847 tons per day. 2015 production was impacted by the failure of an underground booster fan in the second quarter, which reduced the ventilation capacity of the mine and led to the temporary closure of a high-grade stope. Also, there were 16 days of downtime in the third quarter of 2015 for planned hoist mechanical maintenance. Lower grade stopes were mined until new booster fans and other ventilation infrastructure were commissioned at the end of the third quarter of 2015. Production resumed from the higher-grade stope in the fourth quarter of 2015. In 2015, production averaged 815 tons milled per day, and total mill recovery was approximately 95% silver, 94% lead, and 92% zinc. All lead and zinc concentrate production during 2015 was shipped to Teck Resources Limited's smelter in Trail, British Columbia, Canada.

Underground exploration drilling activities have been suspended at the Lucky Friday unit since 2013, with a plan to resume exploration once deeper drill stations become available with the advance of the #4 Shaft (discussed below).  Previous exploration and definition drilling from the 6500 level drill platform upgraded mineralized material to reserves along the western extent of the 30 Vein from the 7200 to 7800 levels.  No drilling is planned for 2016 but is expected to resume in 2017 when new drill platforms are available.

Based on current estimates of reserves, mineralized material, and other resources, the currently expected mine life at Lucky Friday is approximately 21 years. Information with respect to the Lucky Friday unit’s production, average Cash Cost, After By-product Credits, Per Silver Ounce and proven and probable ore reserves for the past three years is set forth in the table below.

	Years Ended December 31,
Production	2015	2014	2013
Ore milled (tons)	297,347	309,070	174,331
Silver (ounces)	3,028,134	3,239,151	1,459,000
Lead (tons)	18,348	20,104	10,260
Zinc (tons)	8,139	8,159	3,793

Cash Cost, After By-product Credits, Per Silver Ounce (1)	$11.23	$9.44	$19.21

Proven Ore Reserves(2,3,4,5)
Total tons	3,509,800	3,839,600	3,707,800
Silver (ounces per ton)	16.5	13.7	12.1
Lead (percent)	9.8	8.3	7.3
Zinc (percent)	3.2	2.6	2.3
Contained silver (ounces)	57,960,800	52,556,000	44,891,500
Contained lead (tons)	344,610	318,610	270,150
Contained zinc (tons)	111,210	98,230	86,360

Probable Ore Reserves(2,3,4,5)
Total tons	1,557,100	2,043,200	2,698,000
Silver (ounces per ton)	13.3	12.9	12.0
Lead (percent)	8.0	7.4	7.2
Zinc (percent)	2.9	2.2	2.6
Contained silver (ounces)	20,720,500	26,346,100	32,351,800
Contained lead (tons)	124,950	151,590	193,110
Contained zinc (tons)	45,080	44,910	69,180

Total Proven and Probable Ore Reserves(2,3,4,5)
Total tons	5,066,900	5,882,800	6,405,800
Silver (ounces per ton)	15.5	13.4	12.1
Lead (percent)	9.3	8.0	7.2
Zinc (percent)	3.1	2.4	2.4
Contained silver (ounces)	78,681,300	78,902,100	77,243,300
Contained lead (tons)	469,560	470,200	463,260
Contained zinc (tons)	156,290	143,140	155,540

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

(2)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and smelter payables, and cash operating costs.  Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Lucky Friday, the cutoff grade is expressed in terms of net smelter return (“NSR”), rather than metal grade.  The cutoff grade at Lucky Friday ranges from $151 per ton NSR to $160 per ton NSR.  Our estimates of proven and probable reserves are based on the following metals prices:

	December 31,
	2015	2014	2013
Silver (per ounce)	$14.50	$17.25	$20.00
Lead (per pound)	$0.90	$0.95	$0.90
Zinc (per pound)	$0.90	$0.90	$0.80

(3)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2015 reserve model assumes average total mill recoveries of 95% for silver, 95% for lead and 90% for zinc.

(4)

The change in reserves in 2015 from 2014 was because of lower silver prices, depletion of the deposit through production, and exclusion of some lower-grade material, partially offset by inclusion of definition drilling information from 2014. The changes in reserves in 2014 versus 2013 were due to lower silver prices and depletion of the deposit through production, partially offset by inclusion of definition drilling information from 2014.

(5)

Lucky Friday ore reserve estimates were prepared by Terry DeVoe, Chief Geologist, and Joshua Pritts, Resource Geologist, at the Lucky Friday unit and reviewed by Keith Blair, Senior Resource Geologist at Hecla Limited and Dean McDonald, Senior Vice President of Exploration.

At the end of 2011, MSHA began a special impact inspection which resulted in an order to remove built-up cementitious material from the Silver Shaft, the primary access way from surface. In response, we submitted a plan to MSHA and received approval to remove the built-up cementitious material, and that work commenced in the first quarter of 2012. Once the shaft cleanup was complete down to the 4900 level, work on a haulage way bypassing the area at the 5900 level impacted by a rock burst commenced. Work on the Silver Shaft and the haulage way was completed in the first quarter of 2013. Underground access was temporarily limited as this work was being performed, and production was suspended from late 2011 until early 2013 as a result. Limited production commenced in the first quarter of 2013 and the mine has been at full production since September 2013.

During 2008, we initiated engineering, procurement and development activities relating to construction of #4 Shaft, which, upon completion, would provide access from the 4900 level down to the 8600 level. The project was temporarily placed on hold in the fourth quarter of 2008 due to then prevailing metals prices.  However, detailed engineering, long lead time procurement, and other early-stage activities for the internal shaft project resumed in 2009.  The #4 Shaft sinking activities were temporarily suspended until the rehabilitation work in the Silver Shaft, discussed above, was completed in early 2013. Activities relating to the #4 Shaft project as of December 31, 2015 have included engineering, detailed shaft design, excavation of the hoist room and off shaft development access to shaft facilities, installation of the hoist and head works, placement and receipt of orders for major equipment purchases, advancement of a geotechnical drill hole, 3,490 feet of vertical excavation, and other construction activities.  Completion of #4 Shaft and associated development should allow us to mine mineralized material below our current workings and provide deeper platforms for exploration.  Construction of #4 Shaft is expected to be completed in late 2016, and capital expenditures for the project are anticipated to total approximately $225 million, including approximately $205 million spent on the project through December 31, 2015.  However, as further discussed in Item 1A. Risk Factors, there are a number of factors that could affect completion of the project.

During 2014, Lucky Friday continued implementation of an Environmental Management System and completed installation of remote stream gauging stations. These stations assist in performing daily monitoring activities in nearby receiving waters as required by our effluent discharge permit. Additionally, we have completed reclamation activities on the 26 acre Mine Tailing Impoundment Structure ("MTIS") 4 borrow site and achieved final stabilization of the site prior to onset of winter conditions.  In 2015, closure plans and costs were updated and developed for MTIS 3 and 4.  The closure cost for MTIS 3 is based on the closure design and cost estimate developed by a third-party firm in conjunction with cost estimates prepared by Lucky Friday personnel to complete necessary associated work to facilitate the closure of the impoundment. The closure cost for MTIS 4 is based on the most recent closure cap design and was prepared by a third-party firm. At December 31, 2015, an asset retirement obligation of approximately $5.2 million had been recorded for reclamation and closure costs. The current site closure plan also includes estimated costs for stabilization and clean-up of the mine and mill site and ongoing monitoring and maintenance. In 2016, we anticipate development of a revised plan that includes estimated costs for reclamation and closure of the mine and mill upon the end of the known mine life, and an update to the asset retirement obligation may be required upon completion of the plan.

The net book value of the Lucky Friday unit property and its associated plant, equipment and mineral interests was approximately $398.3 million as of December 31, 2015. The age of the facilities at Lucky Friday ranges from the 1950s to 2015.

At December 31, 2015, there were 318 employees at Lucky Friday. The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union is the bargaining agent for the Lucky Friday’s 249 hourly employees. As further discussed in Item 1A. Risk Factors, the current labor agreement expires on April 30, 2016.

Avista Corporation supplies electrical power to the Lucky Friday unit.

The Casa Berardi Unit

In 2013, as a result of our acquisition of Aurizon Mines Ltd. ("Aurizon"), we acquired the Casa Berardi mine, located 95 kilometers north of La Sarre in the Abitibi Region of north-western Quebec, Canada. The mining site is reached via a 38 kilometers all season gravel road which connects with the provincial and national paved roads grid. The property is limited to the west by the Quebec/Ontario border and covers parts of Casa Berardi, Dieppe, Raymond, D'Estrees, and Puiseaux townships. The project area extends east-west for more than 37 kilometers and reaches 3.5 kilometers in width. The Casa Berardi mine gold deposits are located along a 5 kilometer east-west mineralized corridor.

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

Hecla Quebec Inc., Hecla’s wholly owned subsidiary, owns a 100% interest in the mineral titles and mining leases comprising the current Casa Berardi mine. The Casa Berardi mine is composed of 69 contiguous claims, covering 3,148.3 hectares (7,779.6 acres) and two mining leases covering 481.4 hectares (1,189.7 acres).  The Casa Berardi property area totals 3,629.75 hectares (8,969.3 acres).  All the claims and leases are in good standing. In 2007, Lake Shore Gold Corp. (“Lake Shore”) was granted an option to earn a 50% joint venture interest in a portion of the exploration property adjacent to the current Casa Berardi mine, by incurring exploration expenditures. To date, Lake Shore has not formally elected to earn in to the joint venture. The exploration property impacted by this agreement includes 227 claims adjacent to the east and west of the Casa Berardi mine, and covers an area of 28,738 acres.

We also hold a non-exclusive lease BNE 25938 for a sand and gravel pit, tailings lease 70218, and an additional 12 acres of land contiguous to mining lease BM 768 for rock waste material storage.

Under the Quebec Mining Act, claims are required to be renewed every two years. Statutorily prescribed minimum work commitments apply to all claims and leases. As of December 31, 2015, the claims and leases comprising part of the Casa Berardi mine have excess work credits of CAD$11.2 million.

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

Casa Berardi is an underground trackless mine accessed by declines and a shaft, which produces approximately 2,260 tons of ore per day. The mining methods are longhole transversal stoping in 10 metres or more mineralization width, and longitudinal retreat stoping in narrower ore bodies. The mineralized zones put in reserves are of varying thickness, ranging from a few tenths of meters to 3 metres, which is the minimum mining width. Most of the hanging walls are sub-vertical (55° to 85°), with typically the graphitic Casa Berardi fault at the footwall.

In 2014, we completed a project initiated by Aurizon to deepen the West Mine Shaft and construct the associated shaft infrastructure, including loading pockets, shaft lining, services and steel. The deepened shaft is expected to lower operating costs in future years as the mining horizon deepens and should also eventually provide a platform for deeper exploration.

The gold recovery process is based on the CIL (carbon in leach) technology where gold is dissolved in a cyanide solution, and precipitated on activated carbon grains put in suspension. The product is doré bars poured in the mill’s refinery. Construction of the processing facility, consisting of a crushing plant, a 2,400 ton/day ore processing plant and tailings facility, was completed in 1988 by Inco Gold and Golden Knight Resources Inc., and ore processing began in September 1989, and during the next 9 years the mill processed 3.9 million tons at an average grade of 0.2 ounces per ton.  Production at Casa Berardi was suspended in 1997 and the mill was put on care and maintenance until 2005, when major rehabilitation work was initiated by Aurizon Mines Ltd.  Beginning in the third quarter of 2005, upgrades including refurbishing of the crushing, grinding circuits, conveyors, and leach circuits, the addition of gravity circuits, and construction of an assay laboratory were performed, resulting in an increase of mill capacity to nearly 3,100 tons/day.  The mill facility was commissioned in November of 2006 and the processing rate ramped up to reach commercial production in May of 2007. In 2015, total mill recovery of gold was approximately 87%.

Current reserves at the Casa Berardi mine comprise seven zones at the West Mine, spread over a moderate horizontal distance from each other and located at different mine elevations, plus open pit and underground areas at the East Mine.  Zone 113, Lower Inter Zone, 118, 121,123, the Principal Zones (open pit and underground) and the East Mine (open pit and underground) comprise the bulk of the deposit tonnage. The zones are of varying thickness, ranging from over 50 meters to less than three meters, which is the minimum mining width. Most of the hanging walls are sub-vertical (55º to 85º) and exhibit similar wall characteristics with the exception of the Lower Inter Zone, which in a number of places has relatively shallow hanging wall configurations (less than 45º).

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

In early 2016, we made the decision to move forward with construction of the East Mine Crown Pillar ("EMCP") open pit, which is situated between the East Mine and West Mine. We currently expect that the EMCP pit will produce ore by the end of 2016, with anticipated capital expenditures of approximately $39 million over the life of the mine, including approximately $19 million to be incurred in 2016. The EMCP pit, as currently designed, would be a smaller scale operation using conventional open pit mining methods, and is expected to run for approximately 5.5 years of production. The average amount of material to be moved every six month period is anticipated to be approximately 160,000 to 260,000 tons of ore, with variable quantities of waste.

The Principale Zone open pit, as currently designed, would be mined using conventional open pit mining methods. The Principale Zone open pit is expected to run for approximately 4 full years of production. The average amount of material being moved every six month period is expected to approximate 450,000 tons of ore, with variable quantities of waste.

The mine and mill complex were designed to process over 1,100,000 tons of ore per year at a rate of 3,100 tons per day. Difficult ground conditions and bottlenecks in stope preparation have limited underground production to levels below the designed capacity. In 2015, the mill processed approximately 844,090 tons, for an average of 2,313 tons per day. The current life of mine plan is based on an average milling rate of approximately 2,700 tons per day until 2017. From 2017 on, the mill capacity is expected to increase to about 3,100 tons per day for the remaining mine life. The increase in capacity is expected to allow for milling of mine ore from open pits, including the aforementioned EMCP pit.

Based on current ore reserve estimates, the known life of mine plan totals 12.4 million tons of ore grading 0.14 ounces of gold per ton, with production for approximately 11 years. The projected open pit production is anticipated to be used to support a planned expansion of processing operations to approximately 3,100 tons per day. Such throughput is planned to occur from late 2016 to 2025.

At Casa Berardi, in-stope drilling refines orebody shapes and gold grade distributions within the orebodies for mine planning. Underground definition drilling involves evaluating the down dip or down plunge projections of the existing ore zones, and exploration drilling evaluates similar trends but beyond currently defined mineralization. Exploration drilling also evaluates previously untested targets identified along major structural trends such as the Casa Berardi Fault and a number of structures or zones that may be mineralized. During 2015, up to seven drills operated underground to refine stope designs, upgrade and expand known mineralization to reserves and identify new mineralization in the 117, 118, 123, and 124 Zones.  Drilling from the 550, 770, and 850 levels in the mine has identified multiple, stacked high-grade lenses of the 123 Zone that represent at least 1,800 feet of semi-continuous, down-dip mineralization with an average strike length of 425 feet. Surface and underground exploration drilling targeted the up and down plunge mineralization extensions of the 117, 124, Lower Inter and Northwest Zones.

The proposed 2016 underground in-stope and definition drill programs are expected to appraise the high grade ore shoots of the 113, 118, 123 and 124 Principal Zones.  Surface and underground exploration drilling in 2016 is expected to evaluate extensions of the 100 South, Lower Inter, 117 and 124 Zones.

We expect the mine plan will continually be modified as new mineralization is discovered and upgraded to reserves.

The employees at Casa Berardi are employees of Hecla Quebec Inc., our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 535 employees at the Casa Berardi unit at December 31, 2015.

Hecla acquired Aurizon on June 1, 2013 for approximately CAD$740.8 million (US$714.5 million), and has operated the Casa Berardi mine since the acquisition. The net book value of the Casa Berardi unit property and its associated plant, equipment and mineral interests was approximately $741.5 million as of December 31, 2015. As of December 31, 2015, we have recorded a $5.5 million asset retirement obligation for reclamation and closure costs. We maintain a surety bond as financial guarantee for future reclamation and closure work.

Information with respect to the Casa Berardi unit’s production, average Cash Cost, After By-product Credits, Per Gold Ounce and proven and probable ore reserves for 2015, 2014 and 2013 is set forth in the table below.

	Year Ended December 31,		Seven Months Ended December 31,
Production	2015	2014	2013
Ore milled (tons)	844,090	827,580	387,608
Gold (ounces)	127,891	128,244	62,532
Silver (ounces)	29,639	25,014	12,381

Cash Cost, After By-product Credits, Per Gold Ounce (1)	$771.54	$826.35	$950.79

Proven Ore Reserves(2,3,4,5)
Total tons	2,118,600	1,605,700	1,106,300
Gold (ounces per ton)	0.11	0.15	0.17
Contained gold (ounces)	234,300	237,000	185,100

Probable Ore Reserves(2,3,4,5,6)
Total tons	8,103,700	7,806,200	7,932,800
Gold (ounces per ton)	0.14	0.14	0.15
Contained gold (ounces)	1,097,500	1,100,100	1,208,500

Total Proven and Probable Ore Reserves(2,3,4,5,6)
Total tons	10,222,300	9,411,900	9,039,100
Gold (ounces per ton)	0.13	0.14	0.15
Contained gold (ounces)	1,331,800	1,337,100	1,393,600

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

(2)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and refiner payables, and cash operating costs.  The cutoff grade at Casa Berardi is assumed to be between 0.106 and 0.119 ounces per ton for underground reserves and between 0.009 and 0.023 ounces per ton for open pit reserves.  Our estimates of proven and probable reserves are based on prices of $1,100, $1,225 and $1,300 per gold ounce for 2015, 2014 and 2013, respectively.

(3)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2015 reserve model assumes average total mill recoveries for gold of approximately 86%.

(4)

The changes in reserves in 2015 compared to 2014 and in 2014 compared to 2013 are a result of depletion of the deposit through production and a lower gold price assumption, offset by inclusion of definition drilling information.

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

The San Sebastian Unit

The San Sebastian mine is located approximately 60 miles northeast of the city of Durango, Mexico, on concessions acquired in 1999. Access to San Sebastian is via Mexico highway 40, approximately 6 miles east of Guadalupe Victoria, and then approximately 15 miles of paved rural road through the towns of Ignacio Allende and Emiliano Zapata.

Our concession holdings cover approximately 160 square miles, including the Francine vein, East Francine vein, Middle vein, North vein, and the Andrea vein and multiple outlying active exploration areas. Mineral concession titles are obtained and held under the laws of Mexico, and are valid for 50 years with the possibility of extending another 50 years. There are work assessment and tax requirements that are variable and increase with the time that the concession is held. The map below illustrates the location and access to San Sebastian:

Mineralization at the project occurs as low and intermediate sulfidation epithermal veins within the Saladillo valley area. Economically, the most important veins at the project are the Francine, East Francine, Middle and North veins located at the north end of the Saladillo valley and the Andrea vein located 4 miles to the south. The veins are hosted within a series of shales with interbedded fine-grained sandstones interpreted to belong to the Cretaceous Caracol Formation. Most of the veins strike to the west-northwest and vein dips vary from steep toward the west to shallow toward the east. True vein widths range from 5 to 30 feet, and the average true width of the veins in the district is 8 feet.

Mineralization occurs in an epithermal setting at various paleo-depths. High-grade gold and silver occur both in the very shallow epithermal environment in the upper 1,000 feet of the crust as well as in deep silver-gold-lead-zinc root zones of the system at depths between 2,000 and 3,500 feet below the paleo-water table. Hypogene minerals include sphalerite, galena, argentite, pyrite, chalcopyrite, native silver and gold in electrum. The veins are oxidized down to approximately 300 feet below surface and the oxidized portions of the veins contain limonite, hematite, silver halides and various copper carbonates. Matrix minerals include fine-grained to coarsely crystalline quartz bands and chlorite-quartz-adularia bands and late calcite fill. Mineralization within the vein structures is generally deposited in high-grade “shoots” bound both laterally and horizontally by sharp gradients in grade-thickness.

Hecla operated the San Sebastian underground mine from 2001 to 2005. The historical life-of-mine production from the Francine and Don Sergio veins over four years was 11.2 million ounces of silver and 155,937 ounces of gold. Access to both underground workings was through ramps from the surface connecting one or more levels. Ore was mined by the cut-and-fill stoping method and extracted from the stopes using rubber-tired equipment and hauled to the surface in trucks.

Recent exploration success on the Middle, North, and East Francine veins and completion of a Preliminary Economic Assessment lead to the decision in the third quarter of 2015 to develop shallow open pit mines on those veins, with development commencing in the fourth quarter of 2015. Ore production from the Middle and East Francine veins commenced late in the fourth quarter of 2015, and from the North vein in the first quarter of 2016. The pits are expected to extend to a maximum of approximately 270 feet in depth. Near-surface material is excavated, with drill and blast techniques used for deeper material. Ore production is anticipated to run for approximately 6 months at the East Francine and North veins and 16 months at the Middle vein. Total production from the three pits is anticipated to range from 7,000 to 29,000 tons of ore per month over approximately 16 months, with variable quantities of waste, for total ore production of approximately 270,000 tons. Production is achieved through excavating and drilling and blasting the shallow-dipping, high-grade silver veins which carry significant gold credits.

Run of mine ore is hauled in trucks by contractors to a processing facility near Velardeña, Durango, Mexico, which is located approximately 60 miles from the San Sebastian mine site. We previously owned the Velardeña mill, but now use it to process ore under a lease arrangement. Processing of ore from the open pits started in December 2015 and averaged approximately 300 tons per day over 22 days of operation, with recovery of approximately 90% silver and 89% gold. As of December 31, 2015, under the current lease term, we have the ability to use the mill through December 31, 2016, with the potential to extend the lease for up to two additional 6-month terms. The mill is a conventional leach, counter-current decantation and Merrill Crowe precipitation circuit capable of processing up to approximately 550 tons per day, depending on ore hardness. The ore is crushed in a two-staged crushing plant consisting of a primary jaw, a secondary cone crusher and a double-deck vibrating screen. The grinding circuit includes a primary ball mill and cyclone classifiers. The ground ore is thickened followed by agitated leaching and four stages of counter-current decantation to wash solubilized silver and gold from the pulp. The solution bearing silver and gold is clarified, deaerated and zinc dust added to precipitate silver and gold that is recovered in plate and frame filters. The precious metal precipitate is smelted and refined into doré, and is then shipped to a third-party refiner. Since construction of the mill in 1994, two leach tanks were added in 2001, a filter press was added in 2002, and the Merrill Crowe system and Autojet Filters were expanded and modified in 2012. In addition, rehabilitation of various components of the mill was completed in 2015 prior to the start of processing of the ore from the open pits.

There has been significant drilling success over the past two and a half years on the near-surface East Francine, Middle and North veins at the San Sebastian unit, leading to advancement to open pit mine production as discussed above. The East Francine, Andrea, Middle and North veins now define nearly 5.0 miles of mineralized strike length and are open along strike and at depth. The East Francine Vein has currently been traced for over 1,600 feet along strike and to 500 feet of depth. The Middle Vein has been traced for nearly 7,000 feet along strike and to a depth of over 1,000 feet. Shallow in-fill drilling of the Middle Vein confirmed the continuity of the vein mineralization. The North Vein has a mineralized trend that extends over 3,500 feet along strike and 700 feet to depth and remains open along strike in both directions and at depth.

Exploration drilling in 2016 is expected to concentrate on defining high grade mineralization deeper in the North Vein to parallel a mineralized zone at that depth in the Middle Vein. Drilling to the west of the current mineralization is expected to evaluate new vein targets identified by trenching and reverse circulation drilling in 2015.

At December 31, 2015, the net book value of the San Sebastian unit property and its associated plant and equipment was $4.7 million. Infrastructure includes a water supply system, maintenance shop, warehouse, laboratory, leased mill and related improvements, and various offices. Equipment and facilities are in good condition. As of December 31, 2015, $1.4 million has been accrued for reclamation and closure costs. All permits required for mining of the open pits and operation of the mill are in place.

There were a total of 58 employees at the San Sebastian unit as of December 31, 2015. These employees are not represented by a bargaining agent. We currently primarily use third-party contractors for mining and operation of the processing facility. The hourly employees of the lessor of the processing facility are represented the Sindicato Nacional de Trabajadores Mineros, Metalúrgicos, Siderúrgicos y Similares de la República Mexicana (a Mexico national union) as bargaining agent.

Electric power is purchased from Comisiòn Federal de Electricidad (a Mexico federal electric company).

Information with respect to the San Sebastian unit’s production, average cost per ounce of silver produced and proven and probable ore reserves are set forth in the table below.

Production	Year Ended December 31, 2015
Ore milled (tons)	6,602
Silver (ounces)	81,677
Gold (ounces)	870

Cash Cost, After By-product Credits, Per Silver Ounce (1)	$6.71

Proven Ore Reserves(2,3,4)
Total tons	5,000
Silver (ounces per ton)	14.5
Gold (ounces per ton)	0.21
Contained silver (ounces)	72,300
Contained gold (ounces)	1,000

Probable Ore Reserves(2,3,4)
Total tons	284,100
Silver (ounces per ton)	28.0
Gold (ounces per ton)	0.22
Contained silver (ounces)	7,942,500
Contained gold (ounces)	63,000

Total Proven and Probable Ore Reserves(2,3,4)
Total tons	289,100
Silver (ounces per ton)	27.7
Gold (ounces per ton)	0.22
Contained silver (ounces)	8,014,800
Contained gold (ounces)	64,000

(1)

Includes by-product credits from gold production. Cash Cost, After By-product Credits, Per Silver Ounce represents a measurement that is not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe Cash Cost, After By-product Credits, Per Silver Ounce provides an indicator of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other operating mining properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

(2)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and refiner payables, and cash operating costs.  Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at San Sebastian, the cutoff grade is expressed in terms of net smelter return (“NSR”), rather than metal grade.  The cutoff grade at San Sebastian is assumed to be $100 per tonne. The average prices used for the San Sebastian unit were:

December 31,
2015
Silver (per ounce)	$14.50
Gold (per ounce)	$1,100

(3)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore . Metal recoveries vary by mine zone and ore grade. The 2015 reserve model assumes average total mill recoveries of between approximately 80% and 92% for silver and between approximately 91% and 93% for gold.

(4)	San Sebastian ore reserve estimates were prepared by Keith Blair, Senior Resource Geologist at Hecla Limited, and reviewed by Dean McDonald, Senior Vice President of Exploration.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the New York Stock Exchange, Inc. under the symbol "HL." As of February 19, 2016, there were 4,395 stockholders of record of our common stock. Our common stock quarterly high and low sale prices for the past two years were as follows:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2015 – High	$2.65	$2.76	$3.37	$3.54
– Low	$1.78	$1.77	$2.72	$2.65
2014 – High	$2.91	$3.52	$3.48	$3.76
– Low	$2.00	$2.47	$2.71	$2.98

Quarterly dividends were paid on our Series B Preferred Stock for 2013, 2014 and 2015, and no dividends are in arrears.

In September 2011 and February 2012, our board of directors adopted a common stock dividend policy that has two components: (1) a dividend that links the amount of dividends on our common stock to our average quarterly realized silver price in the preceding quarter, and (2) a minimum annual dividend of $0.01 per share of common stock, in each case, payable quarterly, when declared. See Note 9 of Notes to Consolidated Financial Statements for more information on potential dividend amounts under the first component of the policy at various silver prices. The following table summarizes the quarterly common stock dividends declared by our board of directors for the years ended 2013, 2014 and 2015:

	(A)	(B)	(C)	(A+B+C)
Declaration date	Silver-price-linked component per share	Minimum annual component per share	Special dividend per share	Total dividend per share	Total dividend amount (in millions)	Month of payment
February 25, 2013	$—	$0.0025	$0.01	$0.0125	$3.6	March 2013
May 10, 2013	$—	$0.0025	$—	$0.0025	$0.7	June 2013
August 8, 2013	$—	$0.0025	$—	$0.0025	$0.9	August 2013
November 5, 2013	$—	$0.0025	$—	$0.0025	$0.9	December 2013
February 21, 2014	$—	$0.0025	$—	$0.0025	$0.9	March 2014
May 5, 2014	$—	$0.0025	$—	$0.0025	$0.9	June 2014
July 31, 2014	$—	$0.0025	$—	$0.0025	$0.9	September 2014
November 5, 2014	$—	$0.0025	$—	$0.0025	$0.9	December 2014
February 17, 2015	$—	$0.0025	$—	$0.0025	$0.9	March 2015
May 6, 2015	$—	$0.0025	$—	$0.0025	$0.9	June 2015
August 6, 2015	$—	$0.0025	$—	$0.0025	$0.9	September 2015
November 3, 2015	$—	$0.0025	$—	$0.0025	$0.9	December 2015
February 20, 2016	$—	$0.0025	$—	$0.0025	$0.9	March 2016

Because the average realized silver price for each quarter of 2013, 2014 and 2015 was below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. However, on February 25, 2013, our board of directors declared a special common stock dividend of $0.01 per share, in addition to the minimum dividend of $0.0025 per share, for an aggregate dividend of $3.6 million. Prior to 2011, no dividends had been declared on our common stock since 1990. We cannot pay dividends on our common stock if we fail to pay dividends on our Series B Preferred Stock. The declaration and payment of common stock dividends, whether pursuant to the policy or in addition thereto, is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

The following table provides information as of December 31, 2015 regarding our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
2010 Stock Incentive Plan	—	N/A	11,975,936
Stock Plan for Non-employee Directors	—	N/A	506,921
Key Employee Deferred Compensation Plan	—	N/A	638,911
Total	—	N/A	13,121,768

See Note 8 and Note 9 of Notes to Consolidated Financial Statements for information regarding the above plans.

On January 14, 2015, we issued 1,764,086 unregistered shares of our common stock in private placements to the Hecla Mining Company Retirement Plan Trust and The Lucky Friday Pension Plan Trust, in order to satisfy the funding requirements for those defined benefit pension plans. The private placements were exempt from registration under the Securities Act of 1933 pursuant to section 4(a)(2) of that Act. The shares were subsequently registered for resale on a registration statement on Form S-3 filed with the SEC on January 14, 2015. We did not receive any proceeds from the sale of the shares. The shares had a value of $5.0 million at the time of issuance.

On June 1, 2013, we issued 56,997,790 unregistered shares of common stock to the former holders of common stock of Aurizon to partially fund the acquisition of Aurizon (see Note 15 of Notes to Consolidated Financial Statements). The shares were not registered under the Securities Act of 1933 pursuant to an exemption from registration under Section 3(a)(10) of such act.

We did not issue any unregistered equity securities in 2014.

The following performance graph compares the performance of our common stock during the period beginning December 31, 2010 and ending December 31, 2015 to the S&P 500, the S&P 500 Gold Index, a peer group for the year ending December 31, 2015 ("New Peer Group"), and a peer group for the year ending December 31, 2014 ("Old Peer Group"). The New Peer Group consists of the following companies: Alamos Gold Inc., B2Gold Corp., Centerra Gold, Inc., Coeur Mining, Inc., Detour Gold Corporation, Endeavour Silver Corp., First Majestic Silver Corp., IAMGOLD Corporation, New Gold Inc., Pan American Silver Corp., Primero Mining Corp., ProShares Trust, Royal Gold, Inc., Stillwater Mining Company, Tahoe Resources Inc., and Thompson Creek Metals Company Inc. The Old Peer Group consists of the following companies: Alamos Gold Inc., Allied Nevada Gold Corp., AuRico Gold Inc., Centerra Gold, Inc., Coeur Mining, Inc., Detour Gold Corporation, Endeavour Silver Corp., First Majestic Silver Corp., IAMGOLD Corporation, New Gold Inc., Pan American Silver Corp., Royal Gold, Inc., Silver Standard Resources Inc., Stillwater Mining Company, Tahoe Resources Inc., and Thompson Creek Metals Company Inc.  The change in our 2015 peer group compared to the 2014 peer group was to add B2 Gold Corp., Primero Mining Corp., and ProShares Trust, and to remove Allied Nevada Gold Corp., AuRico Gold Inc., and Silver Standard Resources Inc., so that that group includes companies that we have determined to be within an acceptable revenue range. The graph assumes a $100 investment in our common stock and in each of the indexes and peer groups since the beginning of the period, and a reinvestment of dividends paid on such investments on a quarterly basis throughout the period.

Date	Hecla Mining	S&P 500	S&P 500 Gold Index	2014 Old Peer Group	2015 New Peer Group
December 2010	$100.00	$100.00	$100.00	$100.00	$100.00
December 2011	$46.59	$102.11	$99.32	$84.63	$87.35
December 2012	$52.56	$118.45	$79.05	$79.38	$83.17
December 2013	$27.91	$156.82	$40.70	$41.25	$45.07
December 2014	$25.37	$178.29	$33.72	$38.46	$42.59
December 2015	$17.26	$180.75	$32.26	$25.49	$28.98

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

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions. See Note 9 of Notes to Consolidated Financial Statements for more information. We made no purchases of our outstanding common stock during the quarter ended December 31, 2015.

Item 6. Selected Financial Data

The following table (in thousands, except per share amounts, common shares issued, stockholders of record, and employees) sets forth selected historical consolidated financial data as of and for each of the years ended December 31, 2011 through 2015, and is derived from our audited financial statements. The data set forth below should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and the Notes thereto.

	2015	2014	2013 (7)	2012 (7)	2011
Sales of products	$443,567	$500,781	$382,589	$321,143	$477,643
Net income (loss)	$(86,968)	$17,824	$(25,130)	$14,954	$151,164
Preferred stock dividends (1)	$(552)	$(552)	$(552)	$(552)	$(552)
Income (loss) applicable to common stockholders	$(87,520)	$17,272	$(25,682)	$14,402	$150,612
Basic income (loss) per common share	$(0.23)	$0.05	$(0.08)	$0.05	$0.54
Diluted income (loss) per common share	$(0.23)	$0.05	$(0.08)	$0.05	$0.51
EBITDA (2)	$107,316	$151,532	$69,130	$76,373	$283,365
Total assets	$2,221,925	$2,262,064	$2,232,119	$1,378,290	$1,396,090
Accrued reclamation & closure costs (3)	$95,538	$57,250	$105,191	$113,215	$153,811
Non-current portion of debt and capital leases(4)	$509,040	$512,129	$505,058	$11,935	$6,265
Cash dividends paid per common share(5)	$0.01	$0.01	$0.02	$0.06	$0.02
Common shares issued and outstanding	378,112,840	367,376,863	342,663,381	285,209,848	285,289,924
Stockholders of record	4,392	5,571	6,435	6,630	6,943
Employees(6)	1,404	1,354	1,312	735	735

______________

(1)	We declared and paid all quarterly dividends on our Series B preferred shares for 2011, 2012, 2013 ,2014 and 2015 totaling $0.6 million for each of those years.

(2)

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

(3)

In the fourth quarter of 2010, we recorded an accrual of $193.2 million to reflect our liability for environmental obligations in Idaho's Coeur d'Alene Basin pursuant to negotiations with the plaintiffs in the Coeur d'Alene Basin environmental litigation and the State of Idaho on the financial terms of settlement of the litigation and related claims. The settlement was finalized in September 2011 and payment of the financial obligations was completed in 2014.

(4)

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. In 2014, an additional $6.5 million aggregate principal amount of the Senior Notes were issued to our pension plan. More information can be found in Note 6 of Notes to Consolidated Financial Statements.

(5)

See Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for a summary of the common stock dividends declared by our board of directors for the years presented.

(6)	The increase in the number of employees in 2013 was due largely to the acquisition of Aurizon in June 2013. See Note 15 of Notes to Consolidated Financial Statements for more information.

(7)

As a result of an order from MSHA to remove built-up cementitious material from the Silver Shaft, production was temporarily suspended at the Lucky Friday unit during all of 2012. Limited production resumed in early 2013 and has generally been at historical levels since September 2013. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, The Lucky Friday Segment for more information.

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

Our operating properties comprise our four business segments for financial reporting purposes:   the Greens Creek operating unit on Admiralty Island in Alaska, the Lucky Friday operating unit in Idaho, the Casa Berardi operating unit in Quebec, Canada, and the San Sebastian operating unit in Durango, Mexico. Since our operating mines are located in the U.S., Canada, and Mexico, we believe they have low or relatively moderate political risk, and less economic risk than mines located in other parts of the world. Our exploration interests are also in the United States, Canada, and Mexico, and are located in historically successful mining districts.

Our operating and strategic framework is based on expanding our production and locating and developing new resource potential. In 2015, we

•	Reported sales of products of $443.6 million, which was within 11% of our record sales in 2014 in spite of lower average prices for all metals we produce.

•

Achieved record silver production, which was 5% higher than in 2014, and gold production that was 1% higher compared to 2014. The higher silver production is due to improved ore grades and recoveries at Greens Creek and the addition of production from San Sebastian, as discussed below. The increase in gold production is primarily the result of improved recoveries at Greens Creek.

•

Generated $106.4 million in net cash flows from operating activities, representing a 28% increase compared to 2014 in spite of lower metals prices. See the Financial Liquidity and Capital Resources section below for further discussion.

•	Made the decision to develop a mine at our San Sebastian unit in the third quarter of 2015 and commenced production there in the fourth quarter.

•

Committed a significant level of capital expenditures (including lease additions, capitalized interest, and other non-cash items) of approximately $160.7 million, including $60.0 million at Lucky Friday, $46.0 million at Greens Creek, $35.3 million at Casa Berardi, and $4.6 million at San Sebastian.

•

Maintained a consistent level of overall proven and probable reserves at December 31, 2015, with silver reserves increasing by 1% and gold reserves remaining substantially unchanged compared to 2014 while using lower price assumptions in 2015. The silver reserves as of December 31, 2015 represents the highest level in our history. The higher overall silver reserves is due to the addition of reserves at San Sebastian. See Item 2. Property Descriptions for additional information on proven and probable reserves at each of our operating units.

•

Performed exploration and pre-development activities during the year, drilling targets at our land packages in Alaska, Idaho, Quebec, and Mexico. Continued exploration success at our San Sebastian unit in Mexico led to a return to production there, as discussed above.

•	Acquired Revett, giving us ownership of the Rock Creek project in northwestern Montana.

•	Achieved the above milestones while maintaining a cash balance of $155.2 million as of December 31, 2015.

Silver, gold, and lead prices declined to annual averages of $15.70, $1,160, and $0.81, respectively, for 2015, from average prices of $19.08 for silver, $1,266 for gold, and $0.95 for lead for 2014, and $23.83 for silver, $1,410 for gold, and $0.97 for lead in 2013. Average prices of zinc in 2015 decreased to $0.88 from $0.98 in 2014, and were slightly higher than the average of $0.87 in 2013. Lead and zinc represent important by-products at our Greens Creek and Lucky Friday segments, and gold is also a significant by-product at Greens Creek. The decrease in metals prices negatively impacted our operating results in spite of increased production of silver, gold, and zinc in 2015 compared to 2014.

The factors driving metals prices are beyond our control and are difficult to predict. As noted above, prices have been highly volatile in the last three years and could be so in the future. Average prices in 2015 compared to those in 2014 and 2013 are illustrated in the Results of Operations section below.  Additionally, the metal grades of ore mined are impacted by geology and mine planning efficiencies and operations, potentially creating constraints on metals produced.  Ore transportation and smelting schedules also impact the timing of sales and final settlement.

See the Results of Operations section below for a discussion of the factors impacting income applicable to common stockholders for the three years ended December 31, 2015, 2014 and 2013.

Key Issues

We intend to achieve our long-term strategy of increasing production and expanding our proven and probable reserves through development and exploration, as well as by future acquisitions. Our strategic plan requires that we manage several challenges and risks inherent in conducting mining, development, exploration and metal sales at multiple locations.

One such risk involves metals prices, over which we have no control except, on a limited basis, through the use of derivative contracts. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control. Average market prices of silver, gold, zinc and lead in 2015 were lower than their levels in 2014, as illustrated by the table in Results of Operations below. While we believe global economic and industrial trends could result in continued demand for the metals we produce, prices have been volatile and there can be no assurance that current prices will continue.

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

We make our strategic plans in the context of significant uncertainty about future operational capacity, which may impact new opportunities that require many years and substantial expenditures from discovery to production. We approach this challenge by investing in exploration and capital in districts with known mineralization.  We maintained our level of exploration spending and increased pre-development spending in 2015, after reducing exploration and pre-development spending in 2014 and 2013 compared to the respective prior year in an effort to address the recent decline in metals prices. On June 15, 2015, we completed the acquisition of all of the issued and outstanding common stock of Revett, as further discussed in Note 15 of Notes to Consolidated Financial Statements. The acquired entities hold 100% ownership of two properties in north-western Montana: the Troy Mine, which is on care-and-maintenance, and the Rock Creek project, a significant undeveloped silver and copper deposit. In the acquisition, we paid cash of $0.9 million and each outstanding common share of Revett was exchanged for 0.1622 of a share of our common stock, for total consideration of approximately $20.1 million based on the closing price of Hecla stock of $3.06 per share on June 15, 2015. Development of Rock Creek has been challenged by conservation groups at various times, and there can be no assurance that we will be able to obtain the permitting required to develop Rock Creek. In Risk Factors, see Legal challenges could prevent the Rock Creek project from ever being developed for more information.

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

 Volatility in global financial markets poses a significant challenge to our ability to access credit and equity markets, should we need to do so, and to predict sales prices for our products. We utilize forward contracts to manage exposure to declines in the prices of silver, gold, zinc and lead contained in our concentrates that have been shipped but have not yet settled, and zinc and lead contained in our forecasted future concentrate shipments. In addition, we have in place a $100 million revolving credit agreement under which there were no borrowings during 2015 or as of the filing date of this report.

During the third quarter of 2015, we made a development decision to mine near surface, high grade portions of silver and gold deposits at our San Sebastian project in Mexico, and ore production commenced in the fourth quarter of 2015.  See the San Sebastian Segment section below for more information. As a result, we believe that we will generate positive cash flows at San Sebastian over the approximate two year period following the start of production.  However, our ability to generate positive cash flows at San Sebastian may be impacted by changes in estimated costs, precious metals prices, or other factors, and there can be no assurance that we will be able to develop and operate San Sebastian as anticipated.

We strive to achieve excellent mine safety and health performance. We seek to implement this goal by: training employees in safe work practices; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; involving employees in the establishment of safety standards; and participating in the National Mining Association's CORESafety program. We attempt to implement reasonable best practices with respect to mine safety and emergency preparedness. We work with MSHA to address issues outlined in its investigations and inspections and continue to evaluate our safety practices.

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

Another challenge we face is the risk associated with environmental matters and ongoing reclamation activities. As described in Risk Factors and Note 7 of Notes to Consolidated Financial Statements, it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans.  We are involved in various environmental legal matters with no assurance that the estimate of our environmental liabilities, liquidity needs, or strategic plans will not be significantly impacted as a result of these matters or new matters that may arise. We strive to ensure that our activities are conducted in compliance with applicable laws and regulations and attempt to resolve environmental litigation on as favorable terms as possible.

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

Results of Operations

Sales of products by metal for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Silver	$158,371	$175,361	$170,634
Gold	205,216	224,138	137,603
Lead	55,380	64,190	50,761
Zinc	85,290	96,154	74,683
Less: Smelter and refining charges	(60,690)	(59,062)	(51,092)
Sales of products	$443,567	$500,781	$382,589

For the year ended December 31, 2015, we reported a loss applicable to common stockholders of $87.5 million compared to income of $17.3 million in 2014 and a loss of $25.7 million in 2013. The following factors led to those differences:

•	Decreased average realized silver, gold, lead and zinc prices in 2015 compared to 2014 and 2013. These price variances are illustrated in the table below.

		Average price for the year ended December 31,
		2015	2014	2013
Silver —	London PM Fix ($/ounce)	$15.70	$19.08	$23.83
	Realized price per ounce	15.57	18.46	21.28
Gold —	London PM Fix ($/ounce)	1,160	1,266	1,411
	Realized price per ounce	1,150	1,262	1,317
Lead —	LME Final Cash Buyer ($/pound)	0.81	0.95	0.97
	Realized price per pound	0.83	0.98	1.00
Zinc —	LME Final Cash Buyer ($/pound)	0.88	0.98	0.87
	Realized price per pound	0.86	0.99	0.88

Average realized prices differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with customers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metal prices each period through final settlement.  For 2015, we recorded net positive price adjustments to provisional settlements of $0.6 million compared to net negative price adjustments to provisional settlements of $2.3 million in 2014 and $17.0 million in 2013. The price adjustments related to zinc and lead contained in our concentrate sales were largely offset by gains and losses on forward contracts for those metals for each year. The price adjustments related to silver and gold contained in our concentrate sales were largely offset by gains and losses on forward contracts for those metals in 2015 and 2014, and partially offset in 2013, as we began utilization of forward contracts for those metals in July 2013 (see Note 10 of Notes to Consolidated Financial Statements for more information).  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.

•

Decreased gross profit at our Greens Creek unit of $32.6 million in 2015 compared to $45.5 million in 2014 and $69.7 million in 2013. Gross profit at our Lucky Friday unit of $1.1 million in 2015 was lower than gross profit of $21.9 million in 2014, but higher than a gross loss of $4.9 million in 2013. In addition, at our Casa Berardi unit acquired in June 2013, we reported gross profit of $4.9 million in 2015 versus $17.8 million in 2014 and $1.3 million in 2013. See the Greens Creek Segment, Lucky Friday Segment, and Casa Berardi Segment sections below for further discussion of operating results.

•	Costs related to the acquisition of Aurizon of $26.4 million in 2013 and the acquisition of Revett of $2.2 million in 2015.

•

Interest expense, net of amounts capitalized, of $25.4 million in 2015 compared to $26.8 million in 2014 and $21.7 million in 2013. The interest is primarily related to our Senior Notes issued in April 2013, with the net proceeds used to partially fund the acquisition of Aurizon, and additional issuances in 2014 to satisfy the funding requirements for one of our defined benefit pension plans (see Notes 6 and 16 of Notes to Consolidated Financial Statements).

•	General and administrative costs, which increased to $34.2 million in 2015 from $31.5 million in 2014 and $28.9 million in 2013 due to increased incentive compensation and staffing.

•

Net mark-to-market gains on base metal forward contracts of $8.3 million in 2015, $9.1 million in 2014 and $18.0 million in 2013. These gains are related to financially-settled forward contracts on forecasted zinc and lead production as part of a risk management program, and resulted from decreases in zinc and lead prices during each period. We do not include silver and gold in this program.

•

Exploration and pre-development expense increased to $22.0 million in 2015 from $19.7 million in 2014, which represented a decrease from $37.7 million in 2013. Our activity in 2015 included a continuation of extensive exploration work at our Greens Creek unit, on our land package near Durango, Mexico, and at the Casa Berardi mine and other projects on our land package in Quebec, Canada. "Pre-development expense" is defined as costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves. We advanced pre-development work at the San Sebastian property in Mexico during 2014 and 2015, resulting in the decision to develop a mine there in the third quarter of 2015. During 2013, we also advanced pre-development projects at the Equity and Bulldog mines in the Creede district which has given us access to historic workings and underground drill platforms.

•

Reclassifications of $3.0 million, $2.4 million, and $2.6 million in unrealized losses on certain marketable securities from other comprehensive income to current earnings in 2015, 2014 and 2013, respectively. The losses were recognized in current earnings in each period because the securities were deemed to be other than temporarily impaired.

•

Provision for closed operations and environmental matters increased to $12.2 million in 2015 from $10.1 million in 2014 and $5.4 million in 2013. The 2015 provision includes a net $8.7 million charge for potentially resolving the exposure to liability at the South Dakota and Colorado Superfund Sites Related to CoCa Mines, Inc., which is in addition to $1.2 million in charges recognized in prior years. The 2014 provision includes a $5.6 million increase to the liability for the Johnny M site in New Mexico (See Note 7 of Notes to Consolidated Financial Statements for more information).

•

Net foreign exchange gains of $24.6 million in 2015 compared to $11.5 million in 2014 and $3.0 million in 2013. The acquisition of Aurizon in 2013 resulted in increased exposure to exchange fluctuations between the U.S. dollar and Canadian dollar, and the U.S. dollar strengthened relative to the Canadian dollar during 2015 and 2014.

•

Income tax provision of $56.3 million in 2015 compared to income tax benefits of $5.2 million in 2014 and $9.8 million in 2013. The provision in 2015 is primarily the result of an increase in the valuation allowance for U.S. deferred tax assets, partially offset by a decrease in the valuation allowance for Mexican deferred tax assets. The benefit in 2014, in spite of reporting income before income taxes of $12.6 million for the year, is the result of book-versus-tax differences for certain items in Canada and the U.S. The benefit in 2013 is the result of reduced profits in that year. See Corporate Matters and Note 5 of Notes to Consolidated Financial Statements for more information.

Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2015	2014	2013
Sales	$227,833	245,175	263,263
Cost of sales and other direct production costs	(138,723)	(136,177)	(138,261)
Depreciation, depletion and amortization	(56,553)	(63,505)	(55,265)
Gross Profit	$32,557	$45,493	$69,737

Tons of ore milled	814,398	816,213	805,322
Production:
Silver (ounces)	8,452,153	7,826,341	7,448,347
Gold (ounces)	60,566	58,753	57,457
Zinc (tons)	61,934	59,810	57,614
Lead (tons)	21,617	20,151	20,114
Payable metal quantities sold:
Silver (ounces)	7,384,657	6,434,739	6,675,459
Gold (ounces)	48,325	46,297	46,648
Zinc (tons)	44,492	42,744	39,806
Lead (tons)	17,553	15,526	17,056
Ore grades:
Silver ounces per ton	13.50	13.24	13.04
Gold ounces per ton	0.11	0.12	0.12
Zinc percent	8.74	8.38	8.47
Lead percent	3.30	3.22	3.33
Mining cost per ton	$71.50	$69.45	$68.43
Milling cost per ton	$30.32	$30.56	$33.92
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$3.91	$2.89	$4.42

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

The $12.9 million and $37.2 million decreases in gross profit for 2015 compared to 2014 and 2013, respectively, were primarily the result of lower average realized prices for silver, gold, zinc and lead, partially offset by higher quantities sold. Average realized prices for silver, gold, zinc and lead for 2015 were lower than in 2014 by 16%, 9%, 13% and 15% respectively, and lower than in 2013 by 27%, 13%, 2% and 16% respectively.

Gross profit was also impacted by positive price adjustments to revenues of $0.5 million in 2015 and negative price adjustments of $1.3 million in 2014 and $16.5 million in 2013. Price adjustments to revenues result from changes in metals prices between transfer of title of concentrates to buyers and final settlements during the period, and are partially offset by gains and losses on forward contracts related to concentrates that have been shipped.

Depreciation, depletion and amortization expense was 11% less in 2015 compared to 2014 due primarily to the effect on units-of-production depreciation of reduced sales values resulting from lower metals prices. Depreciation, depletion and amortization expense was 2% more compared to 2013 due to increased assets in service, largely offset by the effect on units-of-production depreciation of weaker silver prices relative to base metal prices.

The Greens Creek operation is partially powered by diesel generators, and production costs have historically been affected by fluctuations in fuel prices and hydroelectric power availability. Installed infrastructure allows hydroelectric power to be supplied to Greens Creek by Alaska Electric Light and Power (AEL&P) via a submarine cable from North Douglas Island, near Juneau, to Admiralty Island, where Greens Creek is located. This has reduced production costs at Greens Creek to the extent power has been available. In 2013, due to lower precipitation levels and increased local demand, less hydroelectric power was available. However, during 2015 and 2014, Greens Creek received 96% and 97.3%, respectively, of its electricity from hydroelectric power from AEL&P due to higher precipitation levels in southeastern Alaska. When weather conditions are not favorable to maintain lake water levels, the mine relies on diesel generated power. Fuel costs were approximately $4.3 million (4% of total production costs) at Greens Creek in 2015 compared to $5.5 million (5% of production costs) in 2014 and $13.3 million (11% of production costs) in 2013. The cost of hydroelectric power was $7.3 million (6% of production costs) in 2015, $7.2 million (6% of production costs) in 2014, and $4.7 million (4% of production costs) in 2013.

Mining costs per ton increased in 2015 by 3% and 4% compared to 2014 and 2013, respectively. The higher mining costs were primarily the result of higher labor and maintenance costs. Milling costs per ton remained relatively constant in 2015 compared to 2014. Milling costs per ton were down in 2015 compared to 2013 by 11% because we generated less power on-site in 2015 due to an increased availability of less expensive hydroelectric power, resulting in lower diesel costs, as discussed above.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for 2015 compared to 2014 and 2013:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2015	2014	2013
Cash Cost, Before By-product Credits, per Silver Ounce	$23.24	$25.46	$27.32
By-product credits per silver ounce	(19.33)	(22.57)	(22.90)
Cash Cost, After By-product Credits, per Silver Ounce	$3.91	$2.89	$4.42

Cash Costs, After By-product Credits, per Silver Ounce were higher in 2015 compared to 2014 due to lower by-product credits by $3.24 per ounce, partially offset by lower mining and milling, treatment, and other costs on a per-ounce basis. The decrease in Cash Costs, After By-product Credits, per Silver Ounce in 2015 compared to 2013 was the result of lower milling and treatment costs and higher silver production, partially offset by lower by-product credits.

Mining costs decreased in 2015 compared to 2014 and 2013 on a per-ounce basis, despite increasing on a per-ton basis as discussed above, due primarily to higher silver production resulting from improved silver recoveries and grades. Milling costs decreased in 2015 compared to 2014 and 2013 on a per-ounce basis due to higher silver production.

Other costs for 2015 were lower compared to 2014 and 2013 due to the effect of higher silver production and lower mine license tax.

Treatment costs were lower in 2015 compared to 2014 and 2013 as a result of lower silver prices, as treatment costs include the value of silver not payable to us through the smelting process. The silver not payable to us is either recovered by the smelters through further processing or ultimately not recovered and included in the smelters' waste material. Treatment costs also include a price adjustment component that fluctuates with changes in base metal prices.

By-product credits per ounce were lower in 2015 compared to 2014 and 2013 due to lower gold and lead prices and higher silver production due to increased silver ore grades. Lower zinc prices in 2015 also contributed to the decrease compared to 2014.

The difference between what we report as "production" and "payable metal quantities sold" is attributable to the difference between the quantities of metals contained in the concentrate we produce versus the portion of those metals actually paid for by our customers according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades which impact the amount of metals contained in concentrates produced and sold. The differences in payable quantities sold for 2015 compared to 2014 and 2013 were due mainly to timing of concentrate shipments.

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

In late 2013, a Record of Decision was completed for proposed expansion of tailings capacity. In addition, in early 2014 we were engaged in negotiations with the U.S. Forest Service and state agencies on their proposed revisions to our previously-submitted reclamation and closure plan. In 2014, we updated our asset retirement obligation ("ARO") at Greens Creek to reflect a revised reclamation and closure plan having estimated undiscounted costs of approximately $96.7 million, an increase from the $73.9 million in the previous plan, which was primarily the result of a new requirement to include perpetual water treatment in the closure plan. This resulted in an increase to the ARO asset and liability of $2.2 million after discounting the estimated costs to present value. As part of the revised closure plan, we increased our reclamation bonding from $30 million to approximately $68.9 million in 2014.

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2015	2014	2013
Sales	$66,302	$89,757	$44,204
Cost of sales and other direct production costs	(53,960)	(58,423)	(41,230)
Depreciation, depletion and amortization	(11,262)	(9,431)	(7,833)
Gross profit (loss)	$1,080	$21,903	$(4,859)

Tons of ore milled	297,347	309,070	174,331
Production:
Silver (ounces)	3,028,134	3,239,151	1,459,000
Lead (tons)	18,348	20,104	10,260
Zinc (tons)	8,139	8,159	3,793
Payable metal quantities sold:
Silver (ounces)	2,759,114	3,039,697	1,328,340
Lead (tons)	15,856	17,105	8,377
Zinc (tons)	5,339	5,904	2,702
Ore grades:
Silver ounces per ton	10.68	11.00	8.99
Lead percent	6.55	6.87	6.19
Zinc percent	2.98	2.93	2.69
Mining cost per ton	$89.69	$87.90	$100.49
Milling cost per ton	$21.51	$21.56	$29.74
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$11.23	$9.44	$19.21

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

The decrease in gross profit for 2015 compared to 2014 was due to lower silver, lead, and zinc prices and reduced silver production due to lower ore throughput and grades. The lower grades were a result of failure of the underground booster fan, which reduced the ventilation capacity of the mine, leading to the temporary closure of a higher-grade production stope. Production during most of the third quarter of 2015 came from lower grade material until the fan was replaced and other ventilation infrastructure completed. The increase in gross profit for 2014 compared to 2013 resulted primarily from increased production and higher ore grades following the ramp up of production in 2013, as discussed below, partially offset by lower silver prices.

Gross profit was also impacted by depreciation expense, which increased in 2015 by 19% and 44% compared to 2014 and 2013, respectively, due to an increase in assets in service. The increase compared to 2013 was also due to the impact of higher production on units-of-production depreciation.

Mining costs per ton increased in 2015 by 2% compared to 2014, but were 11% lower compared to 2013. Milling cost per ton in 2015 were consistent with 2014, but were 28% lower than in 2013. The decrease in per-ton costs in 2015 compared to 2013 was primarily the result of higher ore production in 2015, as throughput was ramping up during most of 2013 following a period of suspended production, as discussed below.

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

Production was suspended during all of 2012 as the Silver Shaft rehabilitation work was performed. During the suspension of production, the smelter contracts related to treatment of concentrates were suspended based on force majeure. The shaft restoration project and other related work was completed in early 2013, and limited production at the Lucky Friday recommenced in February 2013. During late September 2013, the mine reached its historical full throughput rate of approximately 900 tons per day, and daily throughput for the full year of 2014 averaged 847 tons. Once the Silver Shaft rehabilitation work was completed down to the 4900 foot level, we commenced construction of a haulage way bypass around an area impacted by a rock burst, and completed the bypass in early 2013. Completion of work on the Silver Shaft to the 4900 foot level also enabled planning and other preliminary work to resume on the #4 Shaft project (discussed below), and we resumed sinking of the #4 Shaft in early 2013 upon completion of the Silver Shaft work. Production and #4 Shaft advancement at Lucky Friday maintained historical levels during 2015 and 2014.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for 2015, 2014 and 2013:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Year ended December 31,
	2015	2014	2013
Cash Cost, Before By-product Credits, per Silver Ounce	23.79	23.95	34.93
By-product credits per silver ounce	(12.56)	(14.51)	(15.72)
Cash Cost, After By-product Credits, per Silver Ounce	$11.23	$9.44	$19.21

The increase in Cash Cost, After By-product Credits, per Silver Ounce for 2015 compared to 2014 was due to lower by-product credits and reduced silver production as a result of lower ore throughput and grades. The decrease in Cash Cost, After By-product Credits, per Silver Ounce for 2014 compared to 2013 was the result of increased production in 2014, as we ramped up production during 2013 following the suspension period discussed above, and improved silver ore grades.

Mining and milling costs per ounce increased slightly in 2015 compared to 2014 as a result of lower silver production. Mining and milling costs, other cash costs, and treatment costs per ounce decreased in 2014 compared to 2013 due to higher production and silver ore grades.

By-product credits were lower in 2015 compared to 2014 due to lower lead and zinc prices and production. Per ounce by-product credits were lower in 2014 compared to 2013 primarily due to higher silver ore grades, partially offset by higher zinc prices.

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

The #4 Shaft project, an internal shaft at the Lucky Friday mine, is expected to provide deeper access which should in turn extend the mine's operational life and expand silver production.  We commenced engineering and construction activities on the #4 Shaft in late 2008, and our board of directors gave its final approval of the project in August 2011.  As of December 31, 2015, the #4 Shaft has been excavated to the 8390 level. Construction of the #4 Shaft as currently designed is expected to cost approximately $225 million, including approximately $205 million already spent as of December 31, 2015, with completion expected in late 2016.  We believe that our current capital resources will allow us to complete the project.  However, there are a number of factors that could affect completion of the project, including:  (i) a significant decline in metals prices, (ii) a reduction in available cash or credit, whether arising from decreased cash flow or other uses of available cash, (iii) increased regulatory burden, or (iv) a significant increase in operating or capital costs.

Many of the employees at our Lucky Friday unit are represented by a union. The collective bargaining agreement with the union expires on April 30, 2016.

See Note 7 of Notes to Consolidated Financial Statements for more information about contingencies related to various accidents and other events that occurred at the Lucky Friday mine in prior periods.

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

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2015	2014	2013 (1)
Sales	$149,432	$165,849	$75,122
Cost of sales and other direct production costs	(100,884)	(109,846)	(55,825)
Depreciation, depletion and amortization	(43,674)	(38,198)	(18,030)
Gross profit	$4,874	$17,805	$1,267
Tons of ore milled	844,090	827,580	387,608
Production:
Gold (ounces)	127,891	128,244	62,532
Silver (ounces)	29,639	25,014	12,381
Payable metal quantities sold:
Gold (ounces)	130,075	131,287	57,840
Silver (ounces)	28,125	24,785	15,500
Ore grades:
Gold ounces per ton	0.174	0.170	0.180
Silver ounces per ton	0.040	0.034	0.036
Mining cost per ton	$94.51	$103.53	$127.56
Milling cost per ton	$19.35	$20.75	$23.02
Cash Cost, After By-product Credits, per Gold Ounce (2)	$772	$826	$951

(1)	For the seven month period commencing on June 1, 2013, the date of the acquisition.

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

Gross profit decreased by $12.9 million for 2015 compared to 2014 primarily due to lower gold prices, but was higher than in 2013 primarily due to our ownership during only a part of 2013. Our average realized sale price per ounce of gold during 2015 was $1,147 compared to $1,263 for 2014 and $1,293 in the period of our ownership of Casa Berardi during 2013. The average market price per ounce for the full years of 2015, 2014 and 2013, respectively, was $1,160, $1,266 and $1,411.

In addition, depreciation expense in 2015 increased by 14% compared to 2014 due to an increase in assets placed in service. Depreciation expense also increased in 2015 and 2014 compared to 2013 primarily due to our ownership during only part of 2013.

Mining costs per ton of $94.51 for 2015 were 9% lower than $103.53 for 2014 and 26% lower than $127.56 for 2013. The decrease is primarily due to higher ore production and foreign exchange differences between the periods, as the U.S. dollar strengthened relative to the Canadian dollar in 2015 and 2014. Foreign exchange differences impacted mining costs per ton in 2015 by approximately 14% compared to 2014 and 18% compared to 2013. Average mill throughput achieved during 2015 reached 2,313 tons per day compared to 2,267 tons per day in 2014 and 1,811 tons per day in 2013. However, in spite of the improved throughput and higher gold grades, gold production was lower in 2015 compared to 2014 as a result of lower recoveries during the first half of 2015 due to new metallurgical characteristics of ore from the 118 Zone, requiring adjustments to the mill which have resulted in improved recoveries beginning in the third quarter of 2015.

Milling costs per ton decreased by 7% in 2015 compared to 2014 and by 16% compared to 2013 mainly due to higher ore production and exchange rate differences.

In early 2016, we made the decision to move forward with construction of the East Mine Crown Pillar ("EMCP") open pit at Casa Berardi. The pit is expected to provide approximately 5.5 years of production which is meant to supplement the material produced from the underground operation. As a result, we anticipate an increase in mill throughput to approximately 3,100 tons per day for the remaining mine life of the EMCP pit, starting in 2017. Excavation of surface materials has begun, and ore production from the pit is expected commence before the end of 2016. Capital investment for the EMCP pit project is estimated at $39 million over the life of mine, with approximately $19 million to be spent in 2016.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for 2015, 2014 and 2013:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Year Ended December 31,
	2015	2014	2013
Cash Cost, Before By-product Credits, per Gold Ounce	$775.11	$829.97	$954.98
By-product credits per gold ounce	(3.57)	(3.62)	(4.19)
Cash Cost, After By-product Credits, per Gold Ounce	$771.54	$826.35	$950.79

The decrease in Cash Cost, After By-product Credits, per Gold Ounce for 2015 compared to 2014 and 2013 was primarily the result of the continued strengthening of the U.S. dollar relative to the Canadian dollar.

Mining and milling cost per ounce decreased in 2015 compared to 2014 and 2013, also as a result of the foreign exchange differences.

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

The San Sebastian Segment

In the third quarter of 2015, we made the development decision to mine near surface, high grade portions of silver and gold deposits from shallow open pits at our San Sebastian unit in Mexico. We previously produced silver and gold from underground mines at San Sebastian from 2001 to 2005. A Preliminary Economic Assessment was completed, and development of the pits and mine production commenced in the fourth quarter of 2015. Mill production started in December 2015 with the ore processed at a leased mill. The first sales did not occur until after December 31, 2015, and all production costs for the month of December were included in inventory.

December (1) 2015
Tons of ore milled	6,602
Production:
Silver (ounces)	81,677
Gold (ounces)	870
Ore grades:
Silver ounces per ton	13.7
Gold ounces per ton	0.148
Mining cost per ton	$129.91
Milling cost per ton	$44.76
Cash Cost, After By-product Credits, per Silver Ounce (2)	$6.71

(1)	Ore was processed for 22 days in December 2015.

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

The mill operated at 300 tons per day during the initial 22 days of production, which is lower than the expected throughput rate going forward. In addition, the ore processed in December had lower grades, particularly for silver, than anticipated over the mine life, which is currently expected to be approximately 18 months.

Exploration expenses at San Sebastian for 2015, 2014 and 2013 were $4.3 million, $4.3 million and $4.1 million, respectively.

Pre-development expenses for 2015, 2014 and 2013 were $3.1 million, $1.5 million and $1.7 million, respectively. The higher costs in 2015 were the result of increased in-fill drilling and initial work to engage contractors for mine and mill preparation.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for December 2015:

We believe the identification of gold as a by-product credit is appropriate at San Sebastian because of its anticipated lower economic value compared to silver over the life of the mine. In addition, we will not receive sufficient revenue from gold at San Sebastian to warrant classification of such as a co-product. Because we consider gold to be a by-product of our silver production at San Sebastian, the value of gold offsets operating costs within our calculations of Cash Cost, After By-product Credits, per Silver Ounce.

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans, while affording a significant benefit to our employees, also represent a significant liability. During 2015, the funded status of our plans changed from a liability of $43.7 million at the first of the year to a liability of $46.9 million at the end of the year. The increased liability was attributable to service costs, interest costs, and amortization of actuarial losses that, collectively, exceeded returns on plan assets and our contributions. We made contributions of $6.5 million aggregate principal amount of our Senior Notes during 2014. In January 2015, we contributed approximately $4.9 million in shares of our common stock to our defined benefit plans, with no additional contributions made in 2015. We expect to contribute a total of $5.3 million in shares of our common stock and cash to our defined benefit plans in 2016. See Note 6 of Notes to Consolidated Financial Statements for more information.  While the economic variables which will determine future cash requirements are uncertain, we expect contributions to increase in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness.

Effective July 1, 2013, we amended one of our two defined benefit pension plans to change the pension benefit formula and other plan provisions. See Note 8 of Notes to Consolidated Financial Statements for more information.

Income Taxes

Each reporting period we assess our deferred tax assets utilizing long-range forecasts to provide reasonable assurance that they will be realized through future earnings. We continue to have a net deferred tax asset in the U.S. and a net deferred tax liability in Canada. We now have a net deferred tax asset in Mexico after releasing a portion of the valuation allowance related to net operating loss carryforwards.

Our U.S. net deferred tax asset at December 31, 2015 totaled $42.9 million, or 2% of total assets, a decrease of $68.1 million from the $111.0 million net deferred tax asset at December 31, 2014. The largest component of the deferred tax asset is deferred foreign exchange losses. The next largest component is net operating loss carryforwards. Due to declining metals prices and related long-term pricing assumptions impacting forecasts of future taxable income, in 2015, we determined that we are indefinite Alternative Minimum taxpayers, resulting in additional valuation allowance. The additional valuation allowance is primarily related to forecasted utilization of regular net operating loss carryforwards and the effect of re-measuring temporary deferred tax assets using a tax rate 20% from the previous rate of 35%. At December 31, 2015, we retained a valuation allowance on U.S. deferred tax assets of $104.3 million, primarily for net operating loss carryforwards.

Our net Canadian deferred tax liability at December 31, 2015 was $120.3 million, a decrease of $33.1 million from the $153.4 million net deferred tax liability at December 31, 2014. The deferred tax liability is the result of the acquisition of Aurizon completed on June 1, 2013. See Note 15 of Notes to Consolidated Financial Statements for more information. The deferred tax liability is primarily related to the excess of the fair market value of the assets acquired over the tax bases of those assets for Canadian tax reporting, with the majority of that value allocated to mineral resources and reserves.

Our net Mexican deferred tax asset at December 31, 2015 was $11.7 million. The deferred tax asset is the result of a decrease in the fourth quarter of 2015 in the valuation allowance related to net operating losses which are expected to be utilized as a result of operating activities at San Sebastian. An $11.5 million valuation allowance remains on deferred tax assets in foreign jurisdictions.

As discussed in Note 5 of Notes to Consolidated Financial Statements, our effective tax rate for 2015 was negative 184% compared to negative 42% for 2014. The change in effective tax rate for 2015 was primarily the result of the change in the valuation allowances described above, the U.S. deduction for percentage depletion, and the impact of taxation in foreign jurisdictions, the impacts of which were amplified by relatively low worldwide pre-tax book income. We are subject to income taxes in the United States and other foreign jurisdictions. The overall effective tax rate will continue to be dependent upon the geographic distribution of our earnings in different jurisdictions, the U.S. deduction for percentage depletion, and fluctuation in foreign currency exchange rates. As a result, the 2016 effective tax rate could vary significantly from that of 2015.

For the years 2015, 2014 and 2013, we had no unremitted foreign earnings. See Note 5 of Notes to Consolidated Financial Statements for more information.

Reconciliation of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The tables below present reconciliations between the non-GAAP measures of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits to the GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization for our operations at the Greens Creek, Lucky Friday, Casa Berardi, and San Sebastian units for the years ended December 31, 2015, 2014 and 2013. With commercial production beginning in late 2015, the San Sebastian unit's information is not applicable for 2014 and 2013.

Cash Cost, After By-product Credits is an important operating statistic that we utilize to measure each mine's operating performance. It also allows us to benchmark the performance of each of our mines versus those of our competitors. As a primary silver mining company, we also use the statistic on an aggregate basis - aggregating the Greens Creek, Lucky Friday and San Sebastian mines, but not Casa Berardi, which is a primary gold mine - to compare our performance with that of other primary silver mining companies. Similarly, the statistic is useful in identifying acquisition and investment opportunities as it provides a common tool for measuring the financial performance of other mines with varying geologic, metallurgical and operating characteristics.

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

The Casa Berardi section below reports Cash Cost, After By-product Credits, per Gold Ounce for the production of gold, its primary product, and by-product revenues earned from silver, which is a by-product at Casa Berardi. Only costs and ounces produced relating to units with the same primary product are combined to represent Cash Cost, After By-product Credits, per Ounce. Thus, the gold produced at our Casa Berardi unit is not included as a by-product credit when calculating Cash Cost, After By-product Credits, per Silver Ounce for the total of Greens Creek, Lucky Friday and San Sebastian, our combined silver properties.

As depicted in the Greens Creek Unit, the Lucky Friday Unit, and the San Sebastian Unit tables below, by-product credits comprise an essential element of our silver unit cost structure distinguishing our silver operations due to the polymetallic nature of their orebodies. By-product credits included in our presentation of Cash Cost, After By-product Credits, per Silver Ounce include:

	Total, Greens Creek, Lucky Friday and San Sebastian Units
In thousands (except per ounce amounts)	Year ended December 31,
	2015	2014	2013
By-product value, all silver properties:
Zinc	$87,383	$95,701	$77,616
Gold	59,019	61,871	66,907
Lead	55,955	66,082	48,973
Total by-product credits	$202,357	$223,654	$193,496

By-product credits per silver ounce, all silver properties
Zinc	$7.56	$8.65	$8.71
Gold	5.10	5.59	7.51
Lead	4.84	5.97	5.50
Total by-product credits	$17.50	$20.21	$21.72

By-product credits included in our presentation of Cash Cost, After By-product Credits, per Gold Ounce for our Casa Berardi Unit include:

	Casa Berardi Unit (3)
In thousands (except per ounce amounts)	Year ended December 31,
	2015	2014	2013
Silver by-product value	$457	$464	$262
Silver by-product credits per gold ounce	$4	$4	$4

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

In thousands (except per ounce amounts)	Total, Greens Creek, Lucky Friday and San Sebastian Units
	Year ended December 31,
	2015	2014	2013
Cash Cost, Before By-product Credits (1)	$269,971	$276,842	$254,460
By-product credits	(202,357)	(223,654)	(193,496)
Cash Cost, After By-product Credits	67,614	53,188	60,964
Divided by silver ounces produced	11,562	11,065	8,907
Cash Cost, Before By-product Credits, per Silver Ounce	23.35	25.02	28.56
By-product credits per silver ounce	(17.50)	(20.21)	(21.72)
Cash Cost, After By-product Credits, per Silver Ounce	$5.85	$4.81	$6.84
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$67,614	$53,188	$60,964
Depreciation, depletion and amortization	67,815	72,936	63,098
Treatment costs	(80,239)	(82,639)	(76,823)
By-product credits	202,357	223,654	193,496
Change in product inventory	1,632	(1,649)	(246)
Reclamation and other costs	1,319	2,046	2,100
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$260,498	$267,536	$242,589

	Greens Creek Unit
In thousands (except per ounce amounts)	Year ended December 31,
	2015	2014	2013
Cash Cost, Before by-Product Credits (1)	$196,443	$199,247	$203,496
By-product credits	(163,394)	(176,650)	(170,563)
Cash Cost, After By-product Credits	33,049	22,597	32,933
Divided by silver ounces produced	8,452	7,826	7,448
Cash Cost, Before By-product Credits, per Silver Ounce	23.24	25.46	27.32
By-product credits per silver ounce	(19.33)	(22.57)	(22.90)
Cash Cost, After By-product Credits, per Silver Ounce	$3.91	$2.89	$4.42
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$33,049	$22,597	$32,933
Depreciation, depletion and amortization	56,553	63,505	55,265
Treatment costs	(63,284)	(63,313)	(67,341)
By-product credits	163,394	176,650	170,563
Change in product inventory	4,222	(1,706)	159
Reclamation and other costs	1,342	1,949	1,947
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$195,276	$199,682	$193,526

	Lucky Friday Unit
In thousands (except per ounce amounts)	Year ended December 31,
	2015	2014	2013
Cash Cost, Before By-product Credits (1)	$72,052	$77,595	$50,964
By-product credits	(38,035)	(47,004)	(22,933)
Cash Cost, After By-product Credits	34,017	30,591	28,031
Divided by silver ounces produced	3,028	3,239	1,459
Cash Cost, Before By-product Credits, per Silver Ounce	23.79	23.95	34.93
By-product credits per silver ounce	(12.56)	(14.51)	(15.72)
Cash Cost, After By-product Credits, per Silver Ounce	$11.23	$9.44	$19.21
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$34,017	$30,591	$28,031
Depreciation, depletion and amortization	11,262	9,431	7,833
Treatment costs	(16,915)	(19,326)	(9,482)
By-product credits	38,035	47,004	22,933
Change in product inventory	(1,154)	57	(405)
Reclamation and other costs	(23)	97	153
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$65,222	$67,854	$49,063

	San Sebastian Unit(2)
In thousands (except per ounce amounts)	Year ended December 31,
	2015	2014	2013
Cash Cost, Before By-product Credits (1)	$1,476	$—	$—
By-product credits	(928)	—	—
Cash Cost, After By-product Credits	548	—	—
Divided by silver ounces produced	82	—	—
Cash Cost, Before By-product Credits, per Silver Ounce	18.07	—	—
By-product credits per silver ounce	(11.36)	—	—
Cash Cost, After By-product Credits, per Silver Ounce	$6.71	$—	$—
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$548	$—	$—
Treatment costs	(40)	—	—
By-product credits	928	—	—
Change in product inventory	(1,436)	—	—
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$—	$—	$—

	Casa Berardi Unit (3)
In thousands (except ounce and per ounce amounts)	Year ended December 31,
	2015	2014	2013
Cash Cost, Before By-product Credits (1)	$99,129	$106,438	$59,717
By-product credits	(457)	(464)	(262)
Cash Cost, After by-product credits	98,672	105,974	59,455
Divided by gold ounces produced	127,891	128,244	62,532
Cash Cost, Before By-product Credits, per Gold Ounce	775.11	829.97	954.98
By-product credits per gold ounce	(3.57)	(3.62)	(4.19)
Cash Cost, After By-product Credits, per Gold Ounce	$771.54	$826.35	$950.79
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$98,672	$105,974	$59,455
Depreciation, depletion and amortization	43,674	38,198	18,030
Treatment costs	(670)	(564)	(268)
By-product credits	457	464	262
Change in product inventory	1,970	3,151	(3,766)
Reclamation and other costs	455	820	142
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$144,558	$148,043	$73,855.00

	Total, All Locations
In thousands	Year ended December 31,
	2015	2014	2013
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$166,286	$159,162	$120,419
Depreciation, depletion and amortization	111,489	111,134	81,128
Treatment costs	(80,909)	(83,203)	(77,092)
By-product credits	202,814	224,118	193,758
Change in product inventory	3,602	1,502	(4,012)
Suspension-related costs	—	—	—
Reclamation and other costs	1,774	2,867	2,242
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$405,056	$415,580	$316,443

(1)

Includes all direct and indirect operating costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mining production taxes, after by-product revenues earned from all metals other than the primary metal produced at each unit.

(2)	Commercial production began at the San Sebastian unit in the fourth quarter of 2015. See The San Sebastian Unit for more information on the property.

(3)

On June 1, 2013, we completed the acquisition of Aurizon, which gave us 100% ownership of the Casa Berardi mine in Quebec, Canada. The information presented reflects our ownership of Casa Berardi commencing as of that date. See Note 15 of Notes to Consolidated Financial Statements for more information. The primary metal produced at Casa Berardi is gold, with a by-product credit for the value of silver production.

Reconciliation of Earnings Before Interest, Taxes, Depreciation, and Amortization (non-GAAP) to Net Income (Loss) (GAAP)

The non-GAAP measure of earnings before interest, taxes, depreciation, and amortization ("EBITDA") is calculated as net income (loss) before the following items: interest expense, income tax provision (benefit), and depreciation, depletion, and amortization expense. Management believes that, when presented in conjunction with comparable GAAP measures, EBITDA is useful to investors in evaluating our operating performance. The table below presents reconciliations between the non-GAAP measure EBITDA to the GAAP measure of net income (loss) for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 (in thousands).

	Year ended December 31,
	2015	2014	2013	2012	2011
Net income (loss) (GAAP)	$(86,968)	$17,824	$(25,130)	$14,954	$151,164
Interest expense, net of amount capitalized(1)	25,389	26,775	21,689	2,427	2,875
Income tax provision (benefit)	56,310	(5,240)	(9,795)	8,879	81,978
Depreciation, depletion, and amortization	112,585	112,173	82,366	50,113	47,348

EBITDA	$107,316	$151,532	$69,130	$76,373	$283,365

(1)

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021, and issued additional Senior Notes in 2014 to fund one of our defined benefit pension plans. See Note 6 of Notes to Consolidated Financial Statements for more information. The Senior Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for. Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013.

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	December 31, 2015	December 31, 2014	December 31, 2013
Cash and cash equivalents held in U.S. dollars	$137.0	$180.9	$166.5
Cash and cash equivalents held in foreign currency	18.2	28.8	45.7
Total cash and cash equivalents	155.2	209.7	212.2
Marketable equity securities, non-current	1.5	4.9	7.0
Total cash, cash equivalents and investments	$156.7	$214.6	$219.2

Cash and cash equivalents decreased in 2015, as discussed below. Cash held in foreign currencies represents balances in Canadian dollars and Mexican pesos, with the $10.6 million decrease in 2015 resulting primarily from a reduction in Canadian dollars held. The value of non-current marketable equity securities decreased by $4.3 million due to unrecognized losses on equity investments, partially offset by the purchase of investments for approximately $0.9 million.

As further discussed in Note 15 of Notes to Consolidated Financial Statements, on June 1, 2013, we completed the acquisition of Aurizon for total consideration of US$714.5 million (CAD$740.8 million), comprised of cash paid by Hecla of US$496.2 million (CAD$514.5 million) and issuance of 56,997,790 shares of Hecla common stock valued at US$218.3 million (CAD$226.3). Aurizon's cash and cash equivalents balances at the close of the acquisition totaling approximately US$177.6 million were transferred to us as part of the acquisition.

On April 12, 2013, we completed an offering of Senior Notes in the total principal amount of US$500 million, as discussed in Note 6 of Notes to Consolidated Financial Statements. The net proceeds of $490 million from the offering of the Senior Notes were used to partially fund the acquisition of Aurizon, as discussed above, and for general corporate purposes, including expenses related to the Aurizon acquisition. In addition, on April 14, 2014, we entered into an agreement with the Hecla Mining Company Retirement Plan Trust pursuant to which we contributed $6.5 million in aggregate principal amount of the Senior Notes in order to satisfy the funding requirement for one of our defined benefit pension plans for 2014. The Senior Notes are due May 1, 2021 and bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for.  Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013.

In 2011, we settled Hecla Limited's Coeur d'Alene Basin environmental litigation and related claims pursuant to a Consent Decree entered by the Court on September 8, 2011.  Payments of approximately $168 million, $25 million, and $15 million (and related interest) were made in October 2011, 2012, and 2013, respectively. In addition, a payment of approximately $14.1 million in proceeds from warrants exercised during the second quarter of 2014 was made in July 2014. Finally, a payment of approximately $41.3 million, consisting primarily of proceeds from the exercise of the remaining outstanding warrants, was made in August 2014, which satisfied Hecla Limited's remaining payment obligation under the Consent Decree.

The #4 Shaft project, which is discussed further in the Lucky Friday Segment section above, is expected to involve capital expenditures of approximately $225 million through 2016, of which $205 million has been spent as of December 31, 2015 (leaving approximately $20 million remaining).

In the third quarter of 2015, we made a development decision to mine near surface, high grade portions of the silver and gold deposits at our San Sebastian project in Mexico and commenced production there in the fourth quarter of 2015.  As a result, we expect to incur development costs there during the first half of 2016 totaling approximately $2.0 million and believe San Sebastian will generate positive cash flows in 2016 and 2017.  However, our estimate of costs could change, and our ability to generate cash flow at San Sebastian could be impacted by changes in precious metals prices or other factors, and there can be no assurance that we will be able to develop and operate San Sebastian as anticipated.

As discussed in Note 15 of Notes to Consolidated Financial Statements, in June 2015 we completed the acquisition of all of the outstanding common stock of Revett for total consideration of $20.1 million, consisting of $0.9 million in cash and $19.1 million in our common stock. As a result of the acquisition, we anticipate incurring costs over the next three to four years totaling approximately $18.8 million for reclamation of the Troy mine. We expect to recover approximately $16.8 million of these costs over that time period through submittal of reimbursement claims pursuant to an insurance policy held by the Revett subsidiary owning the Troy mine, and this amount is recorded as an asset as of December 31, 2015. However, there can be no assurance that we will be successful in obtaining reimbursement for such costs as anticipated.

As discussed in Note 7 of Notes to Consolidated Financial Statements, it is probable that CoCa Mines, Inc., our wholly-owned subsidiary, will incur a settlement liability for response costs at the Gilt Edge and Nelson Tunnel/Commodore sites for $9.9 million after payments from insurance proceeds and another party to the settlement. However, there can be no assurance the settlement will be finalized as outlined above or occur at all.

Pursuant to our common stock dividend policy described in Note 9 of Notes to Consolidated Financial Statements, our board of directors declared and paid dividends on common stock totaling $3.7 million in 2015, $3.5 million in 2014, and $6.0 million in 2013. Our dividend policy has a silver-price-linked component which ties the amount of declared dividends on common stock to our realized silver price for the preceding quarter (subject to a minimum threshold). Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of December 31, 2015, 934,100 shares have been purchased at an average price of $3.99 per share, leaving approximately 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at February 19, 2016 was $2.36 per share.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or financing. There can be no assurances that such financing will be available to us.

 As a result of our current cash balances, the performance of our current and expected operations, current metals prices, and full availability of our $100 million revolving credit agreement, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing (including equity issuances) if needed will be adequate to meet our obligations during the next twelve months. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes, capital outlays for the #4 Shaft project and other capital expenditures, regulatory matters, litigation, potential repurchases of our common stock under the program described above, and payment of dividends on common stock, if declared by our board of directors.  We currently estimate that a total of approximately $150 million will be spent on capital expenditures, primarily for equipment, infrastructure, and development at our mines, in 2016.  We also estimate that exploration and pre-development expenditures will total approximately $15 million in 2016. However, capital, exploration, and pre-development expenditures may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate costs, sources of liquidity available to us, and other factors. A sustained downturn in metals prices or significant increase in operational or capital costs, other uses of cash, or other factors beyond our control could impact our plans.

	Year Ended December 31,
	2015	2014	2013
Cash provided by operating activities (in millions)	$106.4	$83.1	$26.6

Cash provided by operating activities increased by $23.3 million in 2015 compared to 2014. The increase in 2015 is due to working capital and other operating asset and liability changes that resulted in a net increase in cash flows of $9.6 million in 2015 compared to a decrease in cash flows of $51.1 million in 2014. Significant variances in working capital changes between 2015 to 2014 included payments of approximately $55.4 million in the third quarter of 2014 to satisfy the remaining obligation under the Coeur d'Alene Basin environmental litigation settlement, primarily with proceeds from the exercise of warrants to purchase our common stock, as discussed above, and higher accounts payable balances due to increased capital spending at the end of 2015. These variances were partially offset by an increased portion of incentive compensation related to prior-period performance paid in cash in 2015 rather than stock, and higher accounts receivable balances due to the timing of sales. In addition, income, as adjusted for non-cash items, was lower by $37.4 million in 2015 compared to 2014 due primarily to lower metals prices.

Cash provided by operating activities increased by $56.5 million in 2014 compared to 2013 primarily due to higher income, as adjusted for non-cash items. As discussed in Results of Operations above, the higher income is primarily attributable to improved gross profit at the Lucky Friday and Casa Berardi units in 2014 and costs incurred in 2013 for the acquisition of Aurizon. Working capital and other operating asset and liability changes resulted in a net cash flow decrease of $51.1 million compared to a decrease in cash flows of $33.1 million in 2013. Significant variances in working capital changes between 2014 to 2013 included the $55.4 million in payments, primarily covered by warrant proceeds, for the remaining Coeur d'Alene Basin settlement obligation, as discussed above, and lower accounts payable balances due to reduced capital, exploration, and pre-development spending at the end of 2014. These variances were partially offset by lower cash requirements for accrued payroll and related benefits during 2014 due to the payment of incentive compensation and 401(k) employer contributions in shares of our common stock, higher incentive compensation accruals, and lower inventory and accounts receivable balances due to the timing of sales at Greens Creek and Casa Berardi.

	Year Ended December 31,
	2015	2014	2013
Cash used in investing activities (in millions)	$138.6	$118.4	$475.5

Capital expenditures, excluding non-cash lease additions of $5.1 million, were $137.4 million in 2015, which was $14.9 million higher than capital expenditures in 2014. The increase was primarily related to tailings facility expansion at Greens Creek, higher costs incurred for the #4 Shaft project at Lucky Friday, and open pit development and mill rehabilitation costs in support of start-up at San Sebastian, partially offset by the completion of the shaft deepening project at Casa Berardi in 2014. During 2014, restricted investments related to reclamation bonding at the Casa Berardi unit decreased by $4.3 million, with no change to our restricted cash balances during 2015. We purchased marketable securities having a cost basis of $0.9 million and $0.6 million during 2015 and 2014, respectively.

We invested $122.5 million in capital expenditures in 2014, excluding $9.5 million in non-cash capital lease additions, compared to $150.7 million, excluding $12.3 million in capital leases, in 2013. The decrease was primarily the result of reduced mine development and equipment purchases at Greens Creek and lower development, equipment, and infrastructure costs at Casa Berardi. In 2013, we recognized a cash outflow for the acquisition of Aurizon, net of cash acquired, of $321.1 million, as discussed above. In addition to purchasing investments for $6.0 million in 2013, we sold investments having a cost basis of $1.6 million for proceeds of $1.8 million.

	Year Ended December 31,
	2015	2014	2013
Cash provided by (used in) financing activities (in millions)	$(17.1)	$36.5	$474.9

We received $54.4 million in proceeds from the exercise of warrants during 2014, as discussed above. In 2013, we received proceeds from the issuance of the Senior Notes, net of initial purchaser discount, of $490.0 million, and incurred fees of $1.5 million related to the issuance of the notes. During 2015, 2014, and 2013, we paid cash dividends on our common stock totaling $3.7 million, $3.5 million, and $6.0 million, respectively. We also paid cash dividends of $0.6 million on our Series B preferred stock during each of those years. We made payments on our capital leases of $10.0 million, $9.1 million, and $7.0 million, in 2015, 2014, and 2013, respectively. We also purchased shares of our common stock for $1.9 million, $3.7 million, and $0.3 million in 2015, 2014, and 2013, respectively, with $1.5 million of the amount in 2014 related to our stock repurchase program discussed above, and the remaining amounts for each year related to the election by employees to satisfy tax withholding obligations for the vesting of restricted stock units through net share settlement.

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders, certain capital expenditures, our credit facility, and lease arrangements as of December 31, 2015 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Purchase obligations (1)	$5,892	$—	$—	$—	$5,892
Commitment fees (2)	500	942	—	—	1,442
Contractual obligations (3)	11,117	—	—	—	11,117
Capital lease commitments (4)	9,055	8,706	972	—	18,733
Operating lease commitments (5)	5,046	4,084	2,078	1,196	12,404
Defined benefit pension plans (6)	5,274	—	—	—	5,274
Supplemental executive retirement plan (6)	402	876	1,079	3,962	6,319
Senior Notes (7)	34,822	69,644	69,644	518,107	692,217
Total contractual cash obligations	$72,108	$84,252	$73,773	$523,265	$753,398

(1)

Consist of open purchase orders of approximately $3.8 million at the Greens Creek unit, $0.8 million at the Lucky Friday unit and $1.2 million at the Casa Berardi unit.  Included in these amounts are approximately $1.0 million, $48 thousand, and $0.8 million related to various capital projects at the Greens Creek, Lucky Friday and Casa Berardi units, respectively.

(2)

We have a $100 million revolving credit agreement under which we are required to pay a standby fee of 0.5% per annum on undrawn amounts under the revolving credit agreement. There was no amount drawn under the revolving credit agreement as of December 31, 2015, and the amounts above assume no amounts will be drawn during the agreement's term.  For more information on our credit facility, see Note 6 of Notes to Consolidated Financial Statements.

(3)	As of December 31, 2015, we were committed to approximately $11.1 million in expenditures for various items at our operating units.

(4)

Includes scheduled capital lease payments of $10.4 million, $5.2 million and $3.2 million (including interest), respectively, for equipment at our Greens Creek, Lucky Friday and Casa Berardi units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods.  See Note 6 of Notes to Consolidated Financial Statements for more information.

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

(7)

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021. See Note 6 of Notes to Consolidated Financial Statements for more information. Additionally, during 2014 we issued $6.5 million of additional Senior Notes to fund the 2014 funding requirement of one of our defined benefit pension plans. See Note 8 of Notes to Consolidated Financial Statements for more information. The Senior Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for. Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013.

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At December 31, 2015, our liabilities for these matters totaled $95.5 million.  Future expenditures related to closure, reclamation and environmental expenditures at our other sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 4 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At December 31, 2015, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under Item 1A. Risk Factors, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in exchange-traded funds, industrial demand, and consumer demand. Gold demand arises primarily from investment and consumer demand.  Investment demand for silver and gold is influenced by various factors, including:  the value of the U.S. Dollar and other currencies, changing U.S. budget deficits, widening availability of exchange-traded funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertainty concerning a global economic recovery, including recent uncertainty in China, could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  Consumer demand is driven significantly by demand for jewelry and similar retail products. We believe that long-term industrial and economic trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer demand for silver and gold and industrial demand for silver.  However, China has recently experienced a lower rate of economic growth which is ongoing and could continue in the near term. There can be no assurance whether these trends will continue or how they will impact prices of the metals we produce. In the past, we have recorded impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

Processes supporting valuation of our assets and liabilities that are most significantly affected by prices include analysis of asset carrying values, depreciation, reserves, and deferred income taxes. On at least an annual basis - and more frequently if circumstances warrant - we examine our depreciation rates, reserve estimates, and the valuation allowances on our deferred tax assets. We examine the carrying values of our assets as changes in facts and circumstances warrant.  In our evaluation of carrying values and deferred taxes, we apply several pricing views to our forecasting model, including current prices, analyst price estimates, forward-curve prices, and historical prices (see Mineral Reserves, below, regarding prices used for reserve estimates). Using applicable accounting guidance and our view of metals markets, we use the average of the various methods to determine whether the values of our assets are fairly stated, and to determine the level of valuation allowances, if any, on our deferred tax assets.  In addition, estimates of future metals prices are used in the valuation of certain assets in the determination of the purchase price allocations for our acquisitions (see Business Combinations below).

 Sales of concentrates sold directly to customers are recorded as revenues when title and risk of loss transfer to the customer (generally at the time of shipment) at estimated forward metals prices for the estimated month of settlement. Due to the time elapsed between the shipment of concentrates to the customer and final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales and trade accounts receivable are adjusted to estimated settlement metals prices until final settlement by the customer. Changes in metals prices between shipment and final settlement result in changes to revenues and accounts receivable previously recorded upon shipment.  As a result, our trade accounts receivable balances related to concentrate sales are subject to changes in metals prices until final settlement occurs.  For more information, see part N. Revenue Recognition of Note 1 of Notes to Consolidated Financial Statements.

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

Obligations for Environmental, Reclamation and Closure Matters

Accrued reclamation and closure costs can represent a significant and variable liability estimate on our balance sheet. We have estimated our liabilities under appropriate accounting guidance, and on at least an annual basis - and more frequently if warranted - management reviews our liabilities with our audit committee. However, the ranges of liability could exceed the liabilities recognized. If substantial damages were awarded, claims were settled, or remediation costs incurred in excess of our accruals, our financial results or condition could be materially adversely affected.

 Mineral Reserves

Critical estimates are inherent in the process of determining our reserves. Our reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. Metals prices are estimated at long-term averages, as described in Item 2. Properties. Our assessment of reserves occurs at least annually and periodically utilizes external audits.

Reserves are a key component in the valuation of our properties, plants and equipment. Reserve estimates are used in determining appropriate rates of units-of-production depreciation, with net book value of many assets depreciated over remaining estimated reserves. Reserves are also a key component in forecasts, with which we compare future cash flows to current asset values in an effort to ensure that carrying values are reported appropriately. Our forecasts are also used in determining the level of valuation allowances on our deferred tax assets. Reserves also play a key role in the determination of the allocation of purchase price to acquired assets in acquisitions (see Business Combinations below).  Reserves are a culmination of many estimates and are not guarantees that we will recover the indicated quantities of metals or that we will do so at a profitable level.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall with various SEC Staff Accounting Bulletins providing interpretive guidance. The guidance establishes a new five step principle-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. ASU No. 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017. We are in the process of evaluating this guidance and our method of adoption.

In April 2015, the FASB issued ASU No. 2015-15 Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. ASU No. 2015-15 is not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory. The update provides for inventory to be measured at the lower of cost and net realizable value, and is effective for the fiscal years beginning after December 15, 2016. We are currently evaluating the potential impact of implementing this update on the our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16 Simplifying the Accounting for Measurement-Period Adjustments (Topic 805) which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. These changes become effective for fiscal years beginning after December 15, 2016, and as such they are not expected to have a material impact on prior periods.

In November 2015, the FASB issued ASU No. 2015-17 Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The update is designed to reduce complexity of reporting deferred income tax liabilities and assets into current and non-current amounts in a statement of financial position. The FASB has proposed the presentation of deferred income taxes, changes to deferred tax liabilities and assets be classified as non-current in the statement of financial position. The update is effective for fiscal years beginning after December 15, 2016. ASU No. 2015-17 is not expected to have a material impact on our consolidated financial statements. Our current deferred tax asset balance at December 31, 2015 was $18.0 million.

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update makes several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. The update is effective for fiscal years beginning after December 15, 2017. We are currently evaluating the impact of the guidance on our consolidated financial statements.

Forward-Looking Statements

The foregoing discussion and analysis, as well as certain information contained elsewhere in this annual report on Form 10-K, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and are intended to be covered by the safe harbor created thereby. See the discussion in Special Note on Forward-Looking Statements included prior to Item 1.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at December 31, 2015, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Item 1A. Risk Factors).

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when title and risk of loss transfers to the customer (generally at the time of shipment) at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A. Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us).  At December 31, 2015, metals contained in concentrates and exposed to future price changes totaled approximately 1.5 million ounces of silver, 5,605 ounces of gold, 12,714 tons of zinc, and 4,553 tons of lead.  If the price for each metal were to change by ten percent, the change in the total value of the concentrates sold would be approximately $5.3 million.  However, as discussed in Commodity-Price Risk Management below, we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

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

We use financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, at times we use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments; however, there were no open contracts under this program as of December 31, 2015.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At December 31, 2015, we recorded a current liability of $0.3 million on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in other current liabilities and is net of $0.6 million in contracts in a fair value current asset position.

We recognized a $6.2 million net gain during 2015 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net gain recognized on the contracts offsets losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized an $8.3 million net gain during 2015 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments, which includes $18.8 million in gains realized on settled contracts. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net gain for 2015 is the result of decreasing zinc and lead prices and the advanced settlement of contracts in a gain position. This program, when utilized, is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following tables summarize the quantities of metals committed under forward sales contracts at December 31, 2015:

December 31, 2015	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver (ounces)	Gold (ounces)	Zinc (pounds)	Lead (pounds)	Silver (ounces)	Gold (ounces)	Zinc (pounds)	Lead (pounds)
Contracts on provisional sales
2016 settlements	1,368	5	23,755	8,433	$14.12	$1,076	$0.71	$0.77

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates of the currencies involved, particularly between the U.S. dollar and Canadian dollar. On June 1, 2013, we completed the acquisition of Aurizon Mines Ltd., which gave us ownership of the Casa Berardi mine and various mineral interests in Quebec, Canada. We have determined that the functional currency for our Canadian operations is the U.S. dollar. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from Canadian dollars to U.S. dollars are recorded to earnings each period. For 2015, we recognized a net foreign exchange gain of $24.6 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. We currently do not utilize forward contracts or other contracts to manage our exposure to foreign currency fluctuations, but we may do so in the future. A one percent change in the exchange rate between the U.S. dollar and Canadian dollar from the rate at December 31, 2015 would have resulted in a change of approximately $1.3 million in our net foreign exchange gain.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included herein beginning on page F-1. Financial statement schedules are omitted as they are not applicable or the information required is included in the Consolidated Financial Statements.

The following table sets forth supplementary financial data (in thousands, except per share amounts) for each quarter of the years ended December 31, 2015 and 2014, derived from our unaudited financial statements, with the total amounts for each year derived from our audited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our Consolidated Financial Statements.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
2015
Sales of products	$115,337	$104,941	$104,197	$119,092	$443,567
Gross profit	$11,735	$(2,561)	$9,464	$19,873	$38,511
Net income (loss)	$(62,963)	$(9,890)	$(26,667)	$12,552	$(86,968)
Preferred stock dividends	$(138)	$(138)	$(138)	$(138)	$(552)
Income (loss) applicable to common stockholders	$(63,101)	$(10,028)	$(26,805)	$12,414	$(87,520)
Basic income per common share	$(0.17)	$(0.03)	$(0.07)	$0.03	$(0.23)
Diluted income per common share	$(0.17)	$(0.03)	$(0.07)	$0.03	$(0.23)

2014
Sales of products	$121,985	$135,507	$117,502	$125,787	$500,781
Gross profit	$22,207	$22,023	$18,728	$22,243	$85,201
Net income (loss)	$16,906	$3,676	$(14,399)	$11,641	$17,824
Preferred stock dividends	$(138)	$(138)	$(138)	$(138)	$(552)
Income (loss) applicable to common stockholders	$16,768	$3,538	$(14,537)	$11,503	$17,272
Basic income (loss) per common share	$0.05	$0.01	$(0.04)	$0.03	$0.05
Diluted income (loss) per common share	$0.05	$0.01	$(0.04)	$0.03	$0.05

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2015, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2015, based on these criteria.

An evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of the end of the reporting period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of December 31, 2015, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Our internal control over financial reporting as of December 31, 2015 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in the attestation report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Hecla Mining Company

Spokane, Washington

We have audited Hecla Mining Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hecla Mining Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hecla Mining Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hecla Mining Company as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington

February 23, 2016

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

In accordance with our certificate of incorporation, our board of directors is divided into three classes. The terms of office of the directors in each class expire at different times. The directors are elected for three-year terms. The Effective Dates listed below for each director indicate their current term of office. All officers are elected for a term which ordinarily expires on the date of the meeting of the board of directors immediately following the annual meeting of stockholders. The positions and ages listed below for our current directors and officers are as of the date of our next annual meeting of stockholders in May 2016. There are no arrangements or understandings between any of the directors or officers and any other person(s) pursuant to which such directors or officers were elected.

	Age at May 19, 2016	Position and Committee Assignments	Effective Dates
Phillips S. Baker, Jr.	56	President and CEO, Director (1)	5/15 — 5/16 5/14 — 5/17
James A. Sabala	61	Senior Vice President and Chief Financial Officer	5/15 — 5/16
Lawrence P. Radford	55	Senior Vice President – Operations	5/15 — 5/16
Dr. Dean W.A. McDonald	59	Senior Vice President – Exploration	5/15 — 5/16
David C. Sienko	47	Vice President and General Counsel	5/15 — 5/16
Robert D. Brown	47	Vice President – Corporate Development	1/16 — 5/16
Ted Crumley	71	Director and Chairman of the Board (1,2,4)	5/13 — 5/16
George R. Nethercutt, Jr.	71	Director (3,4)	5/15 — 5/18
Terry V. Rogers	69	Director (2,4,5)	5/13 — 5/16
Charles B. Stanley	57	Director (2,3,5)	5/13 — 5/16
Dr. Anthony P. Taylor	74	Director (3,4,5)	5/14 — 5/17

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

James A. Sabala was appointed Chief Financial Officer in May 2008 and Senior Vice President in March 2008.  Prior to his employment with Hecla, Mr. Sabala was Executive Vice President - Chief Financial Officer of Coeur d’Alene Mines Corporation (a mining company) from 2003 to February 2008.  Mr. Sabala also served as Vice President - Chief Financial Officer of Stillwater Mining Company (a mining company) from 1998 to 2002. Mr. Sabala has served as a director for Arch Coal, Inc. since February 2015.

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

David C. Sienko was appointed Vice President and General Counsel in January 2010.  Prior to his appointment, Mr. Sienko was a partner with the law firm K&L Gates LLP (formerly Bell, Boyd & Lloyd LLP) from 2004 to January 2010, where he specialized in securities, mergers and acquisitions, and corporate governance. Mr. Sienko was also an associate at Bell, Boyd & Lloyd LLP, from 2000 to 2004 and at Locke Lord from 1998 to 2000, as well as an attorney with the Securities and Exchange Commission from 1995 to 1998.

Robert D. Brown was appointed Vice President - Corporate Development in January 2016, and prior to that was a consultant for Hecla from March 2015 to December 2015. Mr. Brown was also appointed Vice President - Corporate Development of our Canadian subsidiary, Hecla Canada Ltd., in January 2016. Prior to joining Hecla, Mr. Brown was President of Septemus Consulting Ltd. (a private consulting firm providing technical and corporate support for exploration, development, and production companies) from October 2011 to December 2015. He also served as a Vice President - Corporate Development for Fortuna Silver Mines (a Canadian-based silver producing mining company) from May 2012 to October 2014, and Chief Executive Officer, President and Director of Calibre Mining Corporation (a Canadian-based exploration and mine development company) from March 2007 to June 2011. Mr. Brown was previously Manager, Exploration Business Development and Canadian Exploration for Barrick Gold Corporation (a Canadian-based gold producing mining company) from February 2003 to March 2007. He also held various positions with Barrick Gold Corporation from 1999 to February 2003.

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

Information with respect to our directors is set forth under the caption “Proposal 1 - Election of Directors” in our proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 19, 2016 (the Proxy Statement), which information is incorporated herein by reference.

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

Item 11. Executive Compensation

Reference is made to the information set forth under the caption “Compensation Discussion and Analysis;” the caption “Compensation of Named Executive Officers;” the caption “Compensation of Non-Management Directors;” the caption “Compensation Committee Interlocks and Insider Participation;” and the caption “Compensation Committee Report” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information set forth under the captions "Certain Relationships and Related Transactions" and "Director Independence" of the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

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

HECLA MINING COMPANY

By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	February 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Phillips S. Baker, Jr.	2/23/2016	/s/ Ted Crumley	2/23/2016
Phillips S. Baker, Jr. President, Chief Executive Officer and Director (principal executive officer)	Date	Ted Crumley Director	Date

/s/ James A. Sabala	2/23/2016	/s/ Charles B. Stanley	2/23/2016
James A. Sabala Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	Date	Charles B. Stanley Director	Date

/s/ Anthony P. Taylor	2/23/2016	/s/ George R. Nethercutt, Jr.	2/23/2016
Anthony P. Taylor Director	Date	George R. Nethercutt, Jr. Director	Date

/s/ Terry V. Rogers	2/23/2016
Terry V. Rogers Director	Date

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Hecla Mining Company

Coeur d’Alene, Idaho

We have audited the accompanying consolidated balance sheets of Hecla Mining Company (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hecla Mining Company at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hecla Mining Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington

February 23, 2016

Hecla Mining Company and Subsidiaries

 Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$155,209	$209,665
Accounts receivable:
Trade	13,490	17,696
Taxes	11,458	10,392
Other, net	16,401	6,792
Inventories:
Concentrates, doré, stockpiled ore, and metals in transit and in-process	22,441	25,999
Materials and supplies	23,101	21,474
Current deferred income taxes	17,980	12,029
Other current assets	9,453	12,312
Total current assets	269,533	316,359
Non-current investments	1,515	4,920
Non-current restricted cash and investments	999	883
Properties, plants, equipment and mineral interests, net	1,896,811	1,831,564
Non-current deferred income taxes	36,589	98,923
Reclamation insurance	13,695	—
Other non-current assets	2,783	9,415
Total assets	$2,221,925	$2,262,064
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$51,277	$41,869
Accrued payroll and related benefits	27,563	27,956
Accrued taxes	8,915	4,241
Current portion of capital leases	8,735	9,491
Current portion of accrued reclamation and closure costs	20,989	1,631
Current portion of debt	2,721	—
Other current liabilities	6,884	5,797
Total current liabilities	127,084	90,985
Long-term capital leases	8,841	13,650
Accrued reclamation and closure costs	74,549	55,619
Long-term debt	500,199	498,479
Non-current deferred tax liability	119,623	153,300
Non-current pension liability	46,513	43,348
Other non-current liabilities	6,190	9,709
Total liabilities	882,999	865,090
Commitments and contingencies (Notes 2, 3, 4, 6, 7, 8, and 10)
STOCKHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, authorized 500,000,000 shares; issued and outstanding 2015 — 378,112,840 shares and 2014 — 367,376,863 shares	95,219	92,382
Capital surplus	1,519,598	1,486,750
Accumulated deficit	(232,565)	(141,306)
Accumulated other comprehensive loss, net	(32,631)	(32,031)
Less treasury stock, at cost; 2015 — 2,764,973 and 2014 — 2,151,482 shares issued and held in treasury	(10,734)	(8,860)
Total stockholders’ equity	1,338,926	1,396,974
Total liabilities and stockholders’ equity	$2,221,925	$2,262,064

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Sales of products	$443,567	$500,781	$382,589
Cost of sales and other direct production costs	293,567	304,446	235,316
Depreciation, depletion and amortization	111,489	111,134	81,127
Total cost of sales	405,056	415,580	316,443
Gross profit	38,511	85,201	66,146
Other operating expenses:
General and administrative	34,201	31,538	28,925
Exploration	17,745	17,698	23,502
Pre-development	4,213	1,969	14,148
Provision for closed operations and environmental matters	12,220	10,098	5,403
Other operating expense	3,177	2,295	1,641
Loss (gain) on disposition of properties, plants, equipment and mineral interests	404	(25)	(75)
Lucky Friday suspension-related income	—	—	(1,401)
Acquisition costs	2,162	—	26,397
Total other operating expense	74,122	63,573	98,540
(Loss) income from operations	(35,611)	21,628	(32,394)
Other income (expense):
Gain on derivative contracts	8,252	9,134	17,979
Net (loss) gain on sale of investments	(44)	—	197
Unrealized loss on investments	(3,333)	(3,224)	(2,639)
Net foreign exchange gain	24,551	11,535	2,959
Interest and other income	916	286	662
Interest expense, net of amount capitalized	(25,389)	(26,775)	(21,689)
Total other income (expense):	4,953	(9,044)	(2,531)
(Loss) income before income taxes	(30,658)	12,584	(34,925)
Income tax (provision) benefit	(56,310)	5,240	9,795
Net (loss) income	(86,968)	17,824	(25,130)
Preferred stock dividends	(552)	(552)	(552)
(Loss) income applicable to common stockholders	$(87,520)	$17,272	$(25,682)

Comprehensive (loss) income:
Net (loss) income	$(86,968)	$17,824	$(25,130)
Unrealized gain (loss) and amortization of prior service on pension plans	(850)	(6,875)	2,230
Unrealized holding (losses) gains on investments	(2,743)	(1,282)	(7,249)
Reclassification of impairment of investments included in net (loss) income	2,993	2,425	2,638
Total change in accumulated other comprehensive (loss) income, net	$(600)	$(5,732)	$(2,381)
Comprehensive (loss) income	$(87,568)	$12,092	$(27,511)
Basic (loss) income per common share after preferred dividends	$(0.23)	$0.05	$(0.08)
Diluted (loss) income per common share after preferred dividends	$(0.23)	$0.05	$(0.08)
Weighted average number of common shares outstanding – basic	373,954	353,442	318,679
Weighted average number of common shares outstanding – diluted	373,954	357,435	318,679

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income (loss)	$(86,968)	$17,824	$(25,130)
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	112,585	112,173	82,366
Net loss (gain) on sale of investments	44	—	(197)
Unrealized loss on investments	3,333	3,224	2,639
Adjustment of inventory to market value	1,649	—	—
(Gain) loss on disposition of properties, plants, equipment and mineral interests	404	(25)	(75)
Provision for reclamation and closure costs	12,036	10,215	1,788
Deferred income taxes	54,978	1,895	(5,893)
Stock compensation	5,425	4,965	4,461
Amortization of loan origination fees	1,821	2,183	1,435
(Gain) loss on derivative contracts	11,630	(6,886)	(1,338)
Foreign exchange gain	(20,081)	(10,482)	(928)
Other non-cash items	(35)	(858)	636
Change in assets and liabilities, net of business acquired:
Accounts receivable	(6,834)	3,091	(1,313)
Inventories	(854)	1,119	(6,507)
Other current and non-current assets	1,195	(580)	3,281
Accounts payable and accrued liabilities	(4,211)	(19,697)	(10,927)
Accrued payroll and related benefits	7,325	16,422	539
Accrued taxes	4,653	(3,612)	(4,775)
Accrued reclamation and closure costs and other non-current liabilities	8,350	(47,847)	(13,418)
Net cash provided by operating activities	106,445	83,124	26,644
Investing activities:
Additions to properties, plants, equipment and mineral interests	(137,443)	(122,537)	(150,736)
Proceeds from sale of investments	14	—	1,772
Proceeds from disposition of properties, plants and equipment	579	428	460
Redemptions of restricted cash and investment balances	—	4,334	125
Purchases of investments	(947)	(580)	(6,001)
Purchase of a business, net of cash acquired	(809)	—	(321,117)
Net cash used by investing activities	(138,606)	(118,355)	(475,497)
Financing activities:
Proceeds from exercise of warrants	—	54,418	61
Dividends paid to common stockholders	(3,739)	(3,547)	(5,991)
Dividend paid to preferred stockholders	(552)	(552)	(552)
Debt issuance and credit facility fees paid	(127)	(938)	(1,244)
Acquisition of treasury shares	(1,874)	(3,740)	(286)
Borrowings on debt	—	—	490,000
Payments on debt	(870)	—	—

	Year Ended December 31,
	2015	2014	2013
Repayments of capital leases	(9,981)	(9,137)	(7,039)
Net cash provided by (used in) financing activities	(17,143)	36,504	474,949
Effect of exchange rates on cash	(5,152)	(3,783)	(4,905)
Net increase (decrease) in cash and cash equivalents	(54,456)	(2,510)	21,191
Cash and cash equivalents at beginning of year	209,665	212,175	190,984
Cash and cash equivalents at end of year	$155,209	$209,665	$212,175
Supplemental disclosure of cash flow information:
Cash received (paid) during year for:
Interest, net of amount capitalized	$(22,628)	$(23,749)	$(13,465)
Income tax receipts (payments)	$4,186	$7,124	$(1,402)
Significant non-cash investing and financing activities:
Stock issued for acquisition of assets	$19,133	$—	$218,302
Capital leases acquired	$5,090	$9,475	$12,344
Payment of accrued compensation in restricted stock units	$3,016	$4,600	$—
Senior notes contributed to pension plan, par value	$—	$6,500	$—

See Notes 2 and 9 for additional non-cash investing and financing activities.

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

 Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2015, 2014 and 2013

(Dollars in thousands)

	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2013	$39	$71,499	$1,218,283	$(123,288)	$(23,918)	$(4,664)	$1,137,951
Net income				(25,130)			(25,130)
Options exercised							—
Stock issued to directors (122,250 shares)		31	356				387
Series B Preferred Stock dividends declared				(552)			(552)
Common stock issued for assets purchased (56,998,000 shares)		14,249	204,053				218,302
Restricted stock units granted			4,188				4,188
Restricted stock unit distributions (494,000 shares)		109	(109)			(59)	(59)
Common stock issued for assets purchased (56,998,000 shares)							—
Warrants exercised (25,000 shares)		6	55				61
Repurchase of common shares (50,000 shares)							—
Common stock dividends declared ($0.02 per common share)		2	19	(6,012)		(71)	(6,062)
Repurchase of common shares (50,000 shares)						(286)	(286)
Other comprehensive loss					(2,381)		(2,381)
Balances, December 31, 2013	39	85,896	1,426,845	(154,982)	(26,299)	(5,080)	1,326,419
Net income				17,824			17,824
Stock issued to directors (150,000 shares)		37	438				475
Series B Preferred Stock dividends declared				(552)			(552)
Stock issued for 401(k) match (811,000 shares)		203	2,226				2,429
Restricted stock units granted			9,019				9,019
Restricted stock unit distributions (2,674,000 shares)		665	(665)			(2,279)	(2,279)
Warrants exercised (22,308,000 shares)		5,577	48,841				54,418
Common stock dividends declared ($0.01 per common share)		4	46	(3,596)			(3,546)
Repurchase of common shares (534,000 shares)						(1,501)	(1,501)
Other comprehensive loss					(5,732)		(5,732)
Balances, December 31, 2014	39	92,382	1,486,750	(141,306)	(32,031)	(8,860)	1,396,974
Net loss				(86,968)			(86,968)
Stock issued to directors (235,000 shares)		59	547				606
Series B Preferred Stock dividends declared				(552)			(552)
Stock issued for 401(k) match (1,331,000 shares)		333	3,114				3,447
Restricted stock units granted			4,819				4,819
Restricted stock unit distributions (896,000 shares)		224	(224)			(934)	(934)
Common stock issued to pension plans (1,764,000 shares)		441	4,569				5,010
Common stock issued for assets purchased (6,253,000 shares)		1,562	17,215				18,777
Common stock dividends declared ($0.01 per common share)				(3,739)			(3,739)
Common stock issued for employee incentive compensation (871,000 shares)		218	2,808				3,026
Repurchase of common shares (284,000 shares)						(940)	(940)
Other comprehensive loss					(600)		(600)
Balances, December 31, 2015	$39	$95,219	$1,519,598	$(232,565)	$(32,631)	$(10,734)	$1,338,926

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

Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss), unless an other than temporary impairment in value has occurred or we have elected the fair value option accounting method when available for certain investments; in either of those cases, the unrealized gain or loss would be charged to current period net income (loss).  The fair value option allows for the fair value measurement of specified assets or liabilities on a case-by-case basis, with unrealized gains and losses recorded to current period net income (loss). The fair value option may be elected when an investment becomes subject to the equity method of accounting. In determining whether our investments are subject to the equity method of accounting, we evaluate whether our ownership percentage and other factors indicate that we have the ability to exercise significant influence in the financial and/or operational decisions of the investee. As discussed in Note 2, we have elected the fair value option under such circumstances in the past and may do so in the future. Unrealized gains and losses originally included in accumulated other comprehensive income are reclassified to current period net income (loss) when the sale of securities, determination of an other than temporary impairment, or election of the fair value option accounting method occurs.

E.  Inventories — Inventories are stated at the lower of full cost of production or estimated net realizable value based on current metal prices. Major types of inventories include materials and supplies and metals product inventory, which is determined by the stage at which the ore is in the production process (stockpiled ore and finished goods).

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
•

whether, at the time that the cost is incurred: (a) the expenditure embodies a probable future benefit that involves a capacity, singly or in combination, with other assets to contribute directly or indirectly to future net cash inflows, (b) we can obtain the benefit and control others’ access to it, and (c) the transaction or event giving rise to our right to or control of the benefit has already occurred.

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

Drilling and related costs of approximately $6.7 million, $5.3 million, and $8.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, met our criteria for capitalization listed above at our properties that are in the production stage.

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

Included in properties, plants, equipment and mineral interests on our consolidated financial statements are mineral interests, which are tangible assets that include acquired undeveloped mineral interests and royalty interests.  Undeveloped mineral interests include: (i) mineralized material and other resources which are measured, indicated or inferred with insufficient drill spacing or quality to qualify as proven and probable reserves; and (ii) inferred material not immediately adjacent to existing proven and probable reserves but accessible within the immediate mine infrastructure.  Residual values for undeveloped mineral interests represents the expected fair value of the interests at the time we plan to convert, develop, further explore or dispose of the interests and are evaluated at least annually.

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

K. Pension Plans and Other Post-retirement Benefits — We maintain defined benefit pension plans covering substantially all U.S. employees and provide certain post-retirement benefits for qualifying retired employees. Non-U.S. employees participate in public retirement programs available in their countries, and are not eligible to participate in the defined benefit pension plans that we maintain for U.S. employees. Pension benefits under the plans we maintain generally depend on length and level of service and age upon retirement. Substantially all benefits are paid through pension trusts. We contributed approximately $0.4 million related to our unfunded supplemental executive retirement plan in 2015, and approximately $0.3 million per year in 2014 and 2013. We expect to contribute $0.4 million related to this plan in 2016. We made cash contributions of approximately $1.0 million to our defined benefit pension plans in 2013. In 2014, we contributed our Senior Notes in the aggregate principal amount of $6.5 million to one of our defined benefit pension plans. In January 2015, we contributed approximately $4.9 million in shares of our common stock to our defined benefit plans. We anticipate contributing a total of approximately $5.3 million in shares of our common stock and cash to our defined benefit plans in 2016.

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

Accruals for closure costs, reclamation, and environmental matters for operating and non-operating properties totaled $95.5 million at December 31, 2015. It is reasonably possible the ultimate cost of reclamation and remediation could change in the future, and that changes to these estimates could have a material effect on future operating results as new information becomes known.

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

At December 31, 2015, metals contained in concentrates and exposed to future price changes totaled 1.5 million ounces of silver, 5,605 ounces of gold, 12,714 tons of zinc, and 4,553 tons of lead.  However, as discussed in P. Risk Management Contracts below, we seek to mitigate the risk of negative price adjustments by using financially settled forward contracts for some of our sales.

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

For the years ended December 31, 2015, 2014 and 2013, we recognized total net foreign exchange gains of $24.6 million, $11.5 million and $3.0 million, respectively.

P. Risk Management Contracts — We use derivative financial instruments as part of an overall risk-management strategy that is used as a means of managing exposure to base metals prices. We do not hold or issue derivative financial instruments for speculative trading purposes. As of December 31, 2015 and 2014, none of these contracts qualified for hedge accounting and all unrealized gains and losses are therefore reported in earnings.

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

At times we utilize two financially-settled forward contract programs to manage the exposure to changes in prices of (i) silver, gold, zinc, and lead contained in our concentrate shipments between the time of sale and final settlement and (ii) zinc and lead contained in our forecasted future concentrate shipments.  The contracts under these programs do not qualify for hedge accounting, and are marked-to-market through earnings each period.  See Note 10 for additional information on base metal derivative contracts, including open positions as of December 31, 2015.

Q. Stock Based Compensation — The fair values of equity instruments granted to employees and having vesting periods are expensed over the vesting periods on a straight-line basis. The fair values of instruments having no vesting period are expensed when granted.   We recognized stock-based compensation expense of approximately $5.4 million, $5.0 million, and $4.5 million, respectively, during 2015, 2014 and 2013, which was recorded to general and administrative expenses, exploration and cost of sales and other direct production costs.

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

V. New Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall with various SEC Staff Accounting Bulletins providing interpretive guidance. The guidance establishes a new five step principle-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. ASU No. 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017. We are in the process of evaluating this guidance and our method of adoption.

In April 2015, the FASB issued ASU No. 2015-15 Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. ASU No. 2015-15 is not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory. The update provides for inventory to be measured at the lower of cost and net realizable value, and is effective for the fiscal years beginning after December 15, 2016. We are currently evaluating the potential impact of implementing this update on the our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16 Simplifying the Accounting for Measurement-Period Adjustments (Topic 805) which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. These changes become effective for fiscal years beginning after December 15, 2016, and as such they are not expected to have a material impact on prior periods.

In November 2015, the FASB issued ASU No. 2015-17 Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The update is designed to reduce complexity of reporting deferred income tax liabilities and assets into current and non-current amounts in a statement of financial position. The FASB has proposed the presentation of deferred income taxes, changes to deferred tax liabilities and assets be classified as non-current in the statement of financial position. The update is effective for fiscal years beginning after December 15, 2016. ASU No. 2015-17 is not expected to have a material impact on our consolidated financial statements. Our current deferred tax asset balance at December 31, 2015 was $18.0 million.

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update makes several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. The update is effective for fiscal years beginning after December 15, 2017. We are currently evaluating the impact of the guidance on our consolidated financial statements.

Note 2. Cash, Investments, and Restricted Cash

Cash

Our cash is maintained in various financial institutions, with a large majority of our cash balances at December 31, 2015 invested in either U.S. government paper (treasury or agency) or U.S. government or treasury money market funds which are not insured by the Federal Deposit Insurance Corporation (“FDIC”) or the Canada Deposit Insurance Corporation ("CDIC").  A small portion of our cash balances are held in bank accounts insured by the FDIC for up to $250,000 per institution and by the CDIC for up to CAD$100,000 per institution.

Investments

At December 31, 2015 and 2014, the fair value of our non-current investments was $1.5 million and $4.9 million, respectively. Marketable equity securities are carried at fair market value, and are primarily classified as “available-for-sale.”  As discussed below, our non-current investments also include marketable equity securities for which the fair value option has been elected. The basis of our non-current investments, representing equity securities, was approximately $4.0 million and $7.3 million, respectively, at December 31, 2015 and 2014.  During 2015 and 2014, we recognized $2.5 million and $2.4 million losses, respectively, in current earnings on impairments of equity shares, as we determined the impairments to be other-than-temporary. In 2015 and 2014, we acquired common stock in other mining companies for a total cost of $0.9 million and $0.6 million, respectively.

At December 31, 2015, total unrealized loss positions of $2.6 million, net of unrealized gains of $5 thousand, for our non-current investments were included in accumulated other comprehensive loss.

Our non-current investments balance as of December 31, 2015 includes our ownership of certain equity securities, having a cost basis of $1.0 million and fair value of $0.3 million, for which we elected to apply the fair value option accounting method upon those investments meeting the criteria for equity method accounting in prior years. As of December 31, 2015, we have determined that no other investments held by us meet the criteria for equity method accounting.

Restricted Cash and Investments

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Restricted investments primarily represent investments in money market funds, certificates of deposit, and guaranteed investment certificates (Canadian deposits). These investments (which included current and non-current balances) are restricted primarily for reclamation funding or surety bonds and were $1.0 million at December 31, 2015, and $0.9 million at December 31, 2014.

In June of 2014, we modified the type of financial guarantee for reclamation work required at Casa Berardi by the Quebec Mining Act from restricted cash deposits to a letter of credit, which was replaced by a surety bond in 2015. This allowed the release of formerly restricted cash totaling $7.5 million.

Note 3: Properties, Plants, Equipment and Mineral Interests, and Lease Commitments

Properties, Plants, Equipment and Mineral Interests

Our major components of properties, plants, equipment, and mineral interests are (in thousands):

	December 31,
	2015	2014
Mining properties, including asset retirement obligations	$372,935	$336,962
Development costs	291,780	250,340
Plants and equipment	738,065	698,100
Land	21,362	15,799
Mineral interests	907,791	929,844
Construction in progress	295,155	224,216
	2,627,088	2,455,261
Less accumulated depreciation, depletion and amortization	730,277	623,697
Net carrying value	$1,896,811	$1,831,564

During 2015, we incurred total capital expenditures, excluding non-cash items for additions acquired under capital leases and adjustments for asset retirement obligations, capitalized interest, and deferred taxes, of approximately $137.4 million. The additions included $53.3 million at the Lucky Friday unit, $43.4 million at the Greens Creek unit, $35.5 million at the Casa Berardi unit, and $3.4 million at the San Sebastian unit.

Properties, plants, equipment, and mineral interests includes the portion of interest costs incurred on our debt capitalized as a part of the cost of constructing certain qualifying assets. For the years ended December 31, 2015 and 2014, capitalized interest totaled $13.5 million and $11.8 million, respectively.

Capital Leases

We periodically enter into lease agreements, primarily for equipment at our Greens Creek, Lucky Friday and Casa Berardi units, which we have determined to be capital leases.  As of December 31, 2015 and 2014, we have recorded $39.9 million and $39.5 million, respectively, for the gross amount of assets acquired under the capital leases and $24.4 million and $15.3 million, respectively, in accumulated depreciation on those assets, classified as plants and equipment in Properties, plants, equipment and mineral interests.  See Note 6 for information on future obligations related to our capital leases.

Operating Leases

We enter into operating leases during the normal course of business. During the years ended December 31, 2015, 2014 and 2013, we incurred expenses of $3.8 million, $3.5 million and $3.1 million, respectively, for these leases. At December 31, 2015, future obligations under our non-cancelable operating leases were as follows (in thousands):

Year ending December 31,
2016	$5,046
2017	3,035
2018	1,049
2019	1,043
2020	1,035
Thereafter	1,196
Total	$12,404

Note 4: Environmental and Reclamation Activities

The liabilities accrued for our reclamation and closure costs at December 31, 2015 and 2014, were as follows (in thousands):

	2015	2014
Operating properties:
Greens Creek	$41,338	$39,237
Lucky Friday	5,212	1,069
Casa Berardi	5,494	6,233
San Sebastian	1,189	—
Non-operating properties:
Troy mine	17,295	—
South Dakota and Colorado Superfund Sites	16,300	1,200
Johnny M	5,830	5,830
Republic	774	1,389
All other sites	2,106	2,292
Total	95,538	57,250
Reclamation and closure costs, current	(20,989)	(1,631)
Reclamation and closure costs, long-term	$74,549	$55,619

The activity in our accrued reclamation and closure cost liability for the years ended December 31, 2015, 2014 and 2013, was as follows (in thousands):

Balance at January 1, 2013	$113,215
Accruals for estimated costs	2,250
Liability addition due to acquisition of the Casa Berardi unit	7,998
Payment of reclamation obligations	(18,272)
Balance at December 31, 2013	105,191
Accruals for estimated costs	9,952
Revision of estimated cash flows due to changes in reclamation plans	675
Payment of reclamation obligations	(58,568)
Balance at December 31, 2014	57,250
Accruals for estimated costs	17,018
Revision of estimated cash flows due to changes in reclamation plans	4,112
Addition due to development and production at our San Sebastian unit	1,189
Liability addition due to acquisition of Revett	17,513
Payment of reclamation obligations	(1,544)
Balance at December 31, 2015	$95,538

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

In June 2015, we completed the acquisition of Revett, giving us 100% ownership of the Troy mine and other interests in northwestern Montana (see Note 15 for more information). As a result, we recorded a $17.5 million liability for the present value of estimated costs for reclamation and closure of the Troy mine. Revett holds an environmental risk transfer program ("insurance policy") which would fund costs incurred prior to the expiration date of March 29, 2020 for reclamation at the Troy mine up to a maximum limit of $16.8 million. We believe it is probable that we will utilize the full amount of the insurance policy, and have therefore also recorded a $16.8 million "Reclamation insurance" asset for the fair value of the insurance policy.

As further discussed in Note 7, settlement negotiations with the United States have been ongoing with respect to the Gilt Edge site in South Dakota and the Nelson Tunnel/Commodore site in Colorado. Although we have not reached a final settlement with the United States, based on the current status of negotiations we believe it is probable that CoCa Mines, Inc. will incur a settlement liability for response costs at the sites. Our best estimate of that net liability as of the date of this report, after payments from insurance proceeds and from another party to the Gilt Edge settlement, is $9.9 million. We have accrued that net amount by recording a liability for the total estimated amount that would be paid by CoCa and an asset for the estimated amount that would be recovered by CoCa from insurers and the other party to the settlement.  There can be no assurance that we will settle these CoCa environmental matters.

Asset Retirement Obligations

Below is a reconciliation as of December 31, 2015 and 2014 (in thousands) of the asset retirement obligations ("ARO") relating to our operating properties, which are included in our total accrued reclamation and closure costs of $95.5 million and $57.3 million, respectively, discussed above. The estimated reclamation and abandonment costs were discounted using credit adjusted, risk-free interest rates ranging from 6% to 14.5% from the time we incurred the obligation to the time we expect to pay the retirement obligation.

	2015	2014
Balance January 1	$46,539	$43,244
Changes in obligations due to changes in reclamation plans	4,112	675
Addition due to development and production at our San Sebastian unit	1,189	—
Accretion expense	1,904	3,089
Payment of reclamation obligations	(511)	(469)
Balance at December 31	$53,233	$46,539

In the fourth quarter of 2015, we updated our ARO at Lucky Friday to reflect a reclamation plan including revised estimated costs and timing for reclamation of existing Mine Tailing Impoundment Structures, for an increase in total undiscounted costs of approximately $7.3 million. This resulted in an increase to the ARO asset and liability of $4.1 million after discounting the costs to present value. The ARO layer related to this change was discounted using a credit adjusted, risk-free interest rate of 14.5% and an inflation rate of 2.25%. The current plan also includes estimated costs for stabilization and clean-up of the mine and mill site and ongoing monitoring and maintenance. In 2016, we anticipate development of a plan that includes estimated costs for reclamation and closure of the mine and mill upon the end of the known mine life, and another update to the ARO asset and liability may be required upon completion of the plan.

At the end of the third quarter of 2015, we made the decision to develop shallow open-pit mines at our San Sebastian project in Mexico, and development commenced in the fourth quarter of 2015. The reclamation plan related to this activity involves estimated undiscounted costs of $1.5 million, resulting in a $1.2 million ARO asset and liability recorded in the fourth quarter of 2015 after discounting the estimated costs to present value.

Note 5: Income Taxes

Major components of our income tax (provision) benefit for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	2015	2014	2013
Current:
Domestic	$3,892	$7,761	$2,963
Foreign	(5,376)	(619)	(175)
Total current income tax (provision) benefit	(1,484)	7,142	2,788
Deferred:
Domestic	(75,456)	(1,572)	247
Foreign	20,630	(330)	6,760
Total deferred income tax (provision) benefit	(54,826)	(1,902)	7,007
Total income tax benefit (provision)	$(56,310)	$5,240	$9,795

Domestic and foreign components of (loss) income before income taxes for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	2015	2014	2013
Domestic	$(65,895)	$(1,505)	$(1,681)
Foreign	35,237	14,089	(33,244)
Total	$(30,658)	$12,584	$(34,925)

The annual tax (provision) benefit is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax (loss) income. The reasons for the difference are (in thousands):

	2015		2014		2013
Computed “statutory” benefit (provision)	$10,731	35%	$(4,405)	35%	$12,224	35%
Percentage depletion	2,432	8	6,034	(48)	3,946	11
Change in valuation allowance other than utilization	(84,951)	(277)	(6,314)	50	(3,870)	(11)
State taxes, net of federal taxes	(3,639)	(12)	1,671	(13)	720	2
Transaction costs	(270)	(1)	—	—	(1,743)	(5)
Foreign currency translation of monetary assets	28,184	92	16,368	(130)	3,445	10
Rate differential on foreign earnings	(4,746)	(15)	(5,938)	47	(4,255)	(12)
Compensation	(815)	(3)	(1,308)	10	(326)	(1)
Other	(3,236)	(11)	(868)	7	(346)	(1)
	$(56,310)	(184)%	$5,240	(42)%	$9,795	28%

We evaluated the positive and negative evidence available to determine the amount of valuation allowance required on our deferred tax assets.  At December 31, 2015 and 2014, the balances of our valuation allowances were approximately $116 million and $32 million, respectively, primarily related to net operating losses and tax credit carryforwards. The amount of the deferred tax asset considered recoverable, however, could be reduced in the near term if estimates of future taxable income are reduced.

At December 31, 2015 and 2014, the net deferred tax liability was approximately $66 million and $42 million, respectively. The individual components of our net deferred tax assets and liabilities are reflected in the table below (in thousands).

	December 31,
	2015	2014
Deferred tax assets:
Accrued reclamation costs	$26,473	$20,573
Deferred exploration	29,120	32,225
Foreign net operating losses	21,140	25,790
Domestic net operating losses	82,116	73,018
AMT credit carryforwards	11,607	14,698
Pension and benefit obligation	18,916	16,876
Foreign exchange gain	38,779	16,555
Miscellaneous	33,897	29,976
Total deferred tax assets	262,048	229,711
Valuation allowance	(115,806)	(32,094)
Total deferred tax assets	146,242	197,617
Deferred tax liabilities:
Miscellaneous	(2,394)	(7,620)
Properties, plants and equipment	(209,577)	(232,397)
Total deferred tax liabilities	(211,971)	(240,017)
Net deferred tax liability	$(65,729)	$(42,400)

We plan to permanently reinvest earnings from foreign subsidiaries, with the exception of Hecla Quebec Inc., our wholly-owned subsidiary which owns our Casa Berardi mine and other interests in Quebec, Canada, and Minera Hecla, our wholly-owned subsidiary which owns our San Sebastian mine and other interests in Durango, Mexico. For the years 2015, 2014 and 2013, we had no unremitted foreign earnings. Foreign net operating losses carried forward are shown above as a deferred tax asset, with a partial valuation allowance as discussed below.

We recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized principally due to the forecasted expiration of net operating losses and tax credit carryforwards. A portion of the valuation allowance relating to foreign net operating loss carryforwards was released in 2015 as we determined that it is more likely than not that a portion of the benefit of the net operating loss carryforwards will be realized as a result of operating activities at San Sebastian. The changes in the valuation allowance for the years ended December 31, 2015, 2014 and 2013, are as follows (in thousands):

	2015	2014	2013
Balance at beginning of year	$(32,094)	$(27,155)	$(23,030)
Increase related to non-utilization of net operating loss carryforwards and non-recognition of deferred tax assets due to uncertainty of recovery	(92,393)	(6,314)	(3,870)
Decrease related to utilization and expiration of deferred tax assets, other	8,681	1,375	(255)
Balance at end of year	$(115,806)	$(32,094)	$(27,155)

As of December 31, 2015, for U.S. income tax purposes, we have federal and state net operating loss carryforwards of $241 million and $95 million, respectively.  These net operating loss carryforwards have a 20 year expiration period, the earliest of which could expire in 2020.  We have foreign and provincial net operating loss carryforwards of approximately $71 million and $5 million, respectively, which expire between 2016 and 2035. We have approximately $11 million in alternative minimum tax credit carryforwards which do not expire and are eligible to reduce future U.S. tax liabilities.  Our utilization of U.S. net operating loss carryforwards may be subject to annual limitations if there is a change in control as defined under Internal Revenue Code Section 382.

At December 31, 2015 and 2014 we had $20 million of federal net operating loss carryovers relating to excess tax benefits from the exercise of employee stock options and the vesting of restricted stock awards. These amounts are not reflected in our deferred tax asset for net operating loss carryovers. We recognize the excess tax benefits from the exercise of employee stock options and the vesting of restricted stock awards in the period in which these tax benefits reduce income taxes payable, after net operating loss carryforwards are fully utilized.

We file income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.  We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 2000, or examinations by foreign tax authorities for years prior to 2009.  We currently have no tax years under examination.

We had no unrecognized tax benefits as of December 31, 2015 or 2014.  Due to the net operating loss carryover provision, coupled with the lack of any unrecognized tax benefits, we have not provided for any interest or penalties associated with any uncertain tax positions.  If interest and penalties were to be assessed, our policy is to charge interest to interest expense, and penalties to other operating expense.  It is not anticipated that there will be any significant changes to unrecognized tax benefits within the next 12 months.

Note 6: Senior Notes, Credit Facilities and Capital Leases

Senior Notes

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, and in 2014, an additional $6.5 million aggregate principal amount of the Senior Notes were issued to one of our pension plans as described below in Note 7 (collectively, the “Senior Notes”). The Senior Notes were subsequently exchanged for substantially identical Senior Notes registered with the SEC. The Senior Notes are governed by the Indenture, dated as of April 12, 2013, as amended (the “Indenture”), among Hecla Mining Company ("Hecla") and certain of our subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee. The net proceeds from the initial offering of the Senior Notes ($490 million) were used to partially fund the acquisition of Aurizon and for general corporate purposes, including expenses related to the Aurizon acquisition.

The Senior Notes are recorded net of a 2% initial purchaser discount totaling $10 million at the time of the April 2013 issuance and having an unamortized balance of $6.8 million as of December 31, 2015. The Senior Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for.  Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. During 2015 and 2014, interest expense related to the Senior Notes and amortization of the initial purchaser discount and fees related to the issuance of the Senior Notes, net of $13.5 million and $11.8 million, respectively, in capitalized interest, totaled $22.7 million and $24.6 million, respectively.

The Senior Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries (the "Guarantors").   The Senior Notes and the guarantees are, respectively, Hecla's and the Guarantors' general senior unsecured obligations and are subordinated to all of Hecla's and the Guarantors' existing and future secured debt to the extent of the assets securing that secured debt.  In addition, the Senior Notes are effectively subordinated to all of the liabilities of Hecla's subsidiaries that are not guaranteeing the Senior Notes, to the extent of the assets of those subsidiaries.

The Senior Notes will be redeemable in whole or in part, at any time and from time to time on or after May 1, 2016, on the redemption dates and at the redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption.  Prior to May 1, 2016, we may redeem some or all of the Senior Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium.  We may redeem up to 35% of the Senior Notes before May 1, 2016 with the net cash proceeds from certain equity offerings.

Upon the occurrence of a change of control (as defined in the Indenture), each holder of Senior Notes will have the right to require us to purchase all or a portion of such holder's Senior Notes pursuant to a change of control offer (as defined in the Indenture), at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase, subject to the rights of holders of the Senior Notes on the relevant record date to receive interest due on the relevant interest payment date.

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

Interest rates:
Spread over the London Interbank Offer Rate	2.25	-	3.25%
Spread over alternative base rate	1.25	-	2.25%
Standby fee per annum on undrawn amounts	0.50%
Covenant financial ratios:
Senior leverage ratio (debt secured by liens/EBITDA)	not more than 2.50:1
Leverage ratio (total debt less unencumbered cash/EBITDA)(1)	not more than 5.00:1
Interest coverage ratio (EBITDA/interest expense)	not more than 3.00:1

(1) The leverage ratio has been amended for 2016 to increase to 5.00:1, and will revert back to 4.00:1 in 2017.

We believe we were substantially in compliance with all covenants under the credit agreement and no amounts were outstanding as of December 31, 2015.  We have not drawn funds on the current revolving credit facility as of the filing date of this report.

Note Payable

As a result of the acquisition of Revett, discussed in Note 15, we acquired a note payable having a principal balance of $3.2 million as of December 31, 2015. The note has a maturity date of February 2017 and an interest rate of 6.25% per year, and is collateralized by certain equipment at the Troy mine. $2.7 million of the note payable was classified as current, with the remaining $0.5 million classified as non-current, as of December 31, 2015.

Capital Leases

We have entered into various lease agreements, primarily for equipment at our Greens Creek, Lucky Friday and Casa Berardi units, which we have determined to be capital leases.  At December 31, 2015, the total liability associated with the capital leases, including certain purchase option amounts, was $17.6 million, with $8.7 million of the liability classified as current and $8.8 million classified as non-current. At December 31, 2014, the total liability balance associated with capital leases was $23.1 million, with $9.5 million of the liability classified as current and $13.7 million classified as non-current. The total obligation for future minimum lease payments was $18.7 million at December 31, 2015, with $1.2 million attributed to interest.

At December 31, 2015, the annual maturities of capital lease commitments, including interest, were (in thousands):

Twelve-month period ending December 31,
2016	$9,055
2017	5,547
2018	3,159
2019	972
Total	18,733
Less: imputed interest	(1,157)
Net capital lease obligation	$17,576

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

Rio Grande Silver Guaranty

Our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), is party to a joint venture with Emerald Mining & Leasing, LLC (“EML”) and certain other parties with respect to a land package in the Creede Mining District of Colorado that is adjacent to other land held by Rio. Rio holds a 70% interest in the joint venture. In connection with the joint venture, we are required to guarantee certain environmental remediation-related obligations of EML to a third party up to a maximum liability to us of $2.5 million. As of December 31, 2015, we have not been required to make any payments pursuant to the guaranty. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to the third party. However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties, have jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guaranty as of December 31, 2015.

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

We completed the investigation mandated by the EPA and submitted a draft report to the agency in December 2015. We are waiting for the EPA’s response, and until such time as the process is complete, we cannot predict what the impact of the investigation will be.

Hecla Limited strives to maintain its water discharges at the Lucky Friday unit in full compliance with its permits and applicable laws; however, we cannot provide assurance that in the future it will be able to fully comply with the permit limits and other regulatory requirements regarding water management.

Johnny M Mine Area near San Mateo, McKinley County, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under CERCLA for environmental remediation and past costs the EPA has incurred at the site. Mining at the Johnny M was conducted for a limited period of time by a predecessor of our subsidiary, Hecla Limited. In August 2012, Hecla Limited and the EPA entered into a Settlement Agreement and Administrative Order on Consent for Removal Action (“Consent Order”), pursuant to which Hecla Limited agreed to pay (i) $1.1 million to the EPA for its past response costs at the site and (ii) any future response costs at the site under the Consent Order, in exchange for a covenant not to sue by the EPA. Hecla Limited paid the approximately $1.1 million to the EPA for its past response costs and in December 2014, submitted to EPA the Engineering Evaluation and Cost Analysis (“EE/CA”) for the site. The EE/CA evaluates three alternative response actions: 1) no action, 2) off-site disposal, and 3) on-site disposal. The range in estimated costs of these alternatives is $0 to $221 million. In the EE/CA, Hecla Limited recommended that EPA approve on-site disposal, which is currently estimated to cost $5.6 million, on the basis that it is the most appropriate response action under CERCLA. In June 2015, the EPA approved the EE/CA, with a few minor conditions. The EPA still needs to publish the EE/CA for public notice and comment, and the agency will not make a final decision on the appropriate response action until the public comment process is complete. It is anticipated that Hecla Limited will implement the response action selected by the EPA pursuant to an amendment to the Consent Order or a new order. Based on the foregoing, we believe it is probable that Hecla Limited will incur a liability for remediation at the site, and our best estimate of that liability as of the date of this report is $5.6 million, and we have accrued that amount. There can be no assurance that Hecla Limited’s liability will not be more than $5.6 million, or that its ultimate liability will not have a material adverse effect on Hecla Limited’s or our results of operations or financial position.

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

There can be no assurance that we will be able to resolve these matters through settlement. In addition, despite efforts to reasonably estimate potential liability at the Gilt Edge and Nelson Tunnel/Commodore sites, there can be no assurance that we have accurately estimated such liability, or that the accrual actually represents the total amount for which CoCa or Hecla Limited could be found liable in the event these matters are not settled but instead litigated. Accordingly, in the event these matters are not settled, our accrual could materially change.

Senior Notes

On April 12, 2013, we completed an offering of $500 million aggregate principal amount of 6.875% Senior Notes due 2021. The net proceeds from the offering of the Senior Notes were used to partially fund the acquisition of Aurizon Mines Ltd. ("Aurizon") and for general corporate purposes, including expenses related to the Aurizon acquisition. In 2014, we completed additional issuances of our Senior Notes in the aggregate principal amount of $6.5 million, which were contributed to one of our pension plans to satisfy the funding requirement for 2014. Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. See Note 6 for more information.

Other Commitments

Our contractual obligations as of December 31, 2015 included approximately $11.1 million for various costs. In addition, our open purchase orders at December 31, 2015 included approximately $1.0 million and $0.8 million, respectively, for various capital items at the Greens Creek and Casa Berardi units, and approximately $2.8 million, $0.8 million, and $0.4 million, respectively, for various non-capital costs at the Greens Creek, Lucky Friday and Casa Berardi units. We also have total commitments of approximately $18.7 million relating to scheduled payments on capital leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday and Casa Berardi units (see Note 6 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of December 31, 2015, we had surety bonds totaling $100.2 million in place as financial support for future reclamation and closure costs, self insurance, and employee benefit plans. We also held a $6.5 million restricted deposit at December 31, 2015 as financial support for reclamation of the Troy mine acquired as part of the Revett acquisition. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding and will be able to satisfy future bonding requirements as they arise.

Other Contingencies

In March 2012, Hecla Limited received notice of a complaint filed against it by the United Steel Workers, Local 5114, with the Federal Mine Safety and Health Review Commission ("FMSHRC") for compensation for bargaining unit workers at the Lucky Friday mine idled as a result of the temporary suspension of production at the mine. The complaint alleged the bargaining unit workers were entitled to compensation under Section 111 of the Federal Mine Safety and Health Act of 1977 the "Mine Act") from November 16, 2011 - the date an order was issued by the Mine Safety Health Administration (“MSHA”) to Hecla Limited - until June 12, 2013 - the date the order was terminated. On February 4, 2015, the judge hearing the case issued an Order finding the applicable period of time for compensation under Section 111 of the Mine Act to be approximately 8 days and the compensation owed to the employees to be approximately $13,000, plus interest. On March 4, 2015, the Union filed an appeal for discretionary review with the FMSHRC. On March 12, 2015, the FMSHRC issued a notice granting discretionary review, and oral arguments were heard in November 2015. We believe the claim is without merit, and that all wages due under Section 111, which was an immaterial amount, have already been paid. Therefore, we have not recorded a liability relating to the claim as of December 31, 2015. The value of the union's claim is estimated to be in the range of $0 to $10 million.

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

Note 8: Employee Benefit Plans

Pensions and Other Post-retirement Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2015, and the funded status as of December 31, 2015 and December 31, 2014 (in thousands):

	Pension Benefits
	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$118,284	$101,155
Service cost	4,216	4,312
Interest cost	4,823	4,859
Actuarial (gain) loss	(2,617)	12,575
Benefits paid	(4,469)	(4,617)
Benefit obligation at end of year	120,237	118,284
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	74,551	69,051
Actual (loss) return on plan assets	(2,221)	3,402
Employer contributions	5,460	6,715
Benefits paid	(4,469)	(4,617)
Fair value of plan assets at end of year	73,321	74,551
Underfunded status at end of year	$(46,916)	$(43,733)

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2015 and December 31, 2014 (in thousands):

	Pension Benefits
	2015	2014
Current liabilities:
Accrued benefit liability	$(402)	$(385)
Non- current pension liability:
Accrued benefit liability	(46,513)	(43,348)
Accumulated other comprehensive loss	42,103	41,041
Net amount recognized	$(4,812)	$(2,692)

The benefit obligation and prepaid benefit costs were calculated by applying the following weighted average assumptions:

	Pension Benefits
	2015		2014
Discount rate: net periodic pension cost	4.17%		4.81%
Discount rate: projected benefit obligation	4.45%		4.17%
Expected rate of return on plan assets	7.20%		7.20%
Rate of compensation increase: net periodic pension cost	2.00%		4.00%
Rate of compensation increase: projected benefit obligation	0.00%/2.00	%(1)	2.00%

(1) 0% is assumed for years 2016 through 2018 and 2% is assumed thereafter.

The above assumptions were calculated based on information as of December 31, 2015 and December 31, 2014, the measurement dates for the plans. The discount rate is based on the yield curve for investment-grade corporate bonds as published by the U.S. Treasury Department. The expected rate of return on plan assets is based upon consideration of the plan’s current asset mix, historical long-term return rates and the plan’s historical performance. Our current expected rate on plan assets of 7.2% is based on historical returns over the past five years.

Net periodic pension cost for the plans consisted of the following in 2015, 2014, and 2013 (in thousands):

	Pension Benefits
	2015	2014	2013
Service cost	$4,216	$4,312	$4,025
Interest cost	4,823	4,859	3,889
Expected return on plan assets	(5,382)	(4,996)	(4,741)
Amortization of prior service cost (benefit)	(337)	(337)	66
Amortization of net gain from earlier periods	4,260	3,275	3,152
Net periodic pension cost	$7,580	$7,113	$6,391

The allocations of investments at December 31, 2015 and December 31, 2014, the measurement dates of the plan, by asset category in the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan are as follows:

	Hecla		Lucky Friday
	2015	2014	2015	2014
Cash	2%	3%	4%	1%
Large cap U.S. equities	10%	11%	10%	11%
Small cap U.S. equities	5%	6%	5%	6%
Non-U.S. equities	9%	8%	9%	10%
Fixed income	34%	34%	33%	34%
Real estate	18%	15%	18%	16%
Absolute return hedge funds	15%	14%	14%	15%
Real return	7%	9%	7%	7%
Total	100%	100%	100%	100%

The "Small cap U.S. equities" asset category in the table above includes our common stock in the amounts of $4.3 million and $1.4 million at December 31, 2015 and December 31, 2014. These investments represent approximately 6% and 2% of the total combined assets of the plans at December 31, 2015 and December 31, 2014, respectively.

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

	Target	Minimum	Maximum
Large cap U.S. equities	10%	7%	13%
Small cap U.S. equities	5%	4%	6%
Non-U.S. equities	15%	11%	19%
Fixed income	30%	25%	35%
Real estate	15%	12%	18%
Absolute return hedge funds	15%	12%	18%
Real return	10%	8%	12%

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

Accounting guidance has established a hierarchy of assets measured at fair value on a recurring basis. The three levels included in the hierarchy are:

Level 1: quoted prices in active markets for identical assets or liabilities

Level 2: significant other observable inputs

Level 3: significant unobservable inputs

The fair values by asset category in each plan, along with their hierarchy levels, are as follows as of December 31, 2015 (in thousands):

	Hecla				Lucky Friday
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest-bearing cash	$936	$—	$—	$936	$76	$—	$—	$76
Common stock	3,284	—	—	3,284	989	—	—	989
Real estate	—	—	10,326	10,326	—	—	2,856	2,856
Common collective funds	—	9,862	4,462	14,324	—	2,573	1,309	3,882
Mutual funds	28,803	—	—	28,803	7,845	—	—	7,845
Total fair value	$33,023	$9,862	$14,788	$57,673	$8,910	$2,573	$4,165	$15,648

The following is a roll-forward of assets in Level 3 of the fair value hierarchy (in thousands):

	Hecla		Lucky Friday
	Real estate	Common collective funds	Real estate	Common collective funds
Beginning balance at January 1, 2015	$8,889	$8,454	$2,458	$2,306
Net unrealized gains on assets held at the reporting date	1,094	8	303	3
Purchases	343	—	95	—
Sales	—	(4,000)	—	(1,000)
Ending balance at December 31, 2015	$10,326	$4,462	$2,856	$1,309

Of the $19.0 million in plan assets classified as level 3, $13.2 million was invested in real estate, and the remaining $5.8 million was invested in collective investment funds.

The fair values by asset category in each plan, along with their hierarchy levels, were as follows as of December 31, 2014 (in thousands):

	Hecla				Lucky Friday
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest-bearing cash	$1,798	$—	$—	$1,798	$136	$—	$—	$136
Common stock	1,105	—	—	1,105	281	—	—	281
Real estate	—	—	8,889	8,889	—	—	2,458	2,458
Common collective funds	—	12,280	8,454	20,734	—	3,040	2,306	5,346
Mutual funds	26,392	—	—	26,392	7,412	—	—	7,412
Total fair value	$29,295	$12,280	$17,343	$58,918	$7,829	$3,040	$4,764	$15,633

The following is a roll-forward of assets in Level 3 of the fair value hierarchy (in thousands):

	Hecla		Lucky Friday
	Real estate	Common collective funds	Real estate	Common collective funds
Beginning balance at January 1, 2014	$10,797	$7,970	$2,865	$2,174
Net unrealized gains on assets held at the reporting date	973	484	243	132
Purchases	424	—	121	—
Sales	(3,305)	—	(771)	—
Ending balance at December 31, 2014	$8,889	$8,454	$2,458	$2,306

Of the $22.1 million in plan assets classified as level 3, $11.3 million was invested in real estate, and the remaining $10.8 million was invested in collective investment funds.

Generally, investments are valued based on information provided by fund managers to each plan's trustee as reviewed by management and its investment advisers. Mutual funds and equities are valued based on available exchange data. Commingled equity funds consist of publicly-traded investments. Fair value for real estate and private equity partnerships is primarily based on valuation methodologies that include third-party appraisals, comparable transactions, and discounted cash flow valuation models.

Future benefit payments, which reflect expected future service as appropriate, are estimates of what will be paid in the following years (in thousands):

Year Ending December 31,	Pension Plans
2016	$5,430
2017	5,624
2018	5,984
2019	6,217
2020	6,630
Years 2021-2025	36,233

In January 2015, we contributed approximately $4.9 million in shares of our common stock to our defined benefit plans, with no additional contributions in 2015. We expect to contribute a total of $5.3 million in shares of our common stock and cash to our defined benefit plans in 2016. We expect to contribute approximately $0.4 million to our unfunded supplemental executive retirement plan during 2016.

The following table describes plans for which accumulated benefit obligations ("ABO") were in excess of plan assets, and for which plan assets exceeded ABO (in thousands).

	December 31, 2015		December 31, 2014
	ABO Exceeds Plan Assets	Plan Assets Exceed ABO	ABO Exceeds Plan Assets	Plan Assets Exceed ABO
Projected benefit obligation	$120,237	$—	$118,284	$—
Accumulated benefit obligation	116,289	—	112,727	—
Fair value of plan assets	73,321	—	74,551	—

For the pension plans and other benefit plans, the following amounts are included in "Accumulated other comprehensive loss, net" on our balance sheet as of December 31, 2015, that have not yet been recognized as components of net periodic benefit cost (in thousands):

Pension Benefits
Unamortized net (gain)/loss	$43,684
Unamortized prior service benefit	(1,581)

The amounts in "Accumulated other comprehensive loss, net" expected to be recognized as components of net periodic benefit cost during 2016 are (in thousands):

Pension Benefits
Amortization of net loss	$4,372
Amortization of prior service benefit	(337)

We do not expect to have any of the plans’ assets returned during 2016.

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

Non-U.S. employees are not eligible to participate in the defined benefit pension plans that we maintain for U.S. employees. Canadian employees participate in Canada's public retirement income system, which includes the following components: (i) the Canada (or Quebec) Pension Plan, which is a contributory, earnings-related social insurance program, and (ii) the Old Age Security program. In addition, the Registered Retirement Savings Plan is a tax-deferred individual savings plan available to Canadian employees. Mexican employees participate in Mexico's public retirement income system, which is based on contributions the employee, employer and the government submit to the retirement savings system. The system is administered through savings accounts managed by private fund managers selected by the participant.

Capital Accumulation Plans

Our Capital Accumulation Plan ("Hecla 401(k) Plan") is available to all U.S. salaried and certain hourly employees and applies immediately upon employment. Employees may contribute from 1% to 50% of their annual compensation to the plan (subject to statutory limits). We make a matching contribution in the form of cash or stock of 100% of an employee’s contribution up to 6% of the employee’s earnings. Our matching contributions were approximately $3.4 million in 2015, $3.2 million in 2014, and $3.0 million in 2013.

Effective January 1, 2014, the Hecla 401(k) Plan was restated to allow for payment of matching contributions to be made in Hecla common stock on a quarterly basis. Prior to 2014, contributions were made in cash on a payroll-to-payroll basis.

We also maintain a 401(k) plan that is available to all hourly employees at the Lucky Friday unit after completion of six months of service. Employees may contribute from 2% to 50% of their compensation to the plan (subject to statutory limits). The matching contribution is 55% of an employee’s contribution up to, but not exceeding, 5% of the employee’s earnings.  Our contributions were approximately $391,000 in 2015, $292,000 in 2014, and $293,000 in 2013.

Note 9: Stockholders’ Equity

Common Stock

We are authorized to issue 500,000,000 shares of common stock, $0.25 par value per share, of which 380,877,813 shares of common stock were issued as of December 31, 2015. All of our currently outstanding shares of common stock are listed on the New York Stock Exchange under the symbol “HL”.

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

The following table summarizes the quarterly common stock dividends declared by our board of directors for the years ended December 31, 2013, 2014 and 2015:

	(A)	(B)	(C)	(A+B+C)
Declaration date	Silver-price- linked component per share	Minimum annual component per share	Special dividend per share	Total dividend per share	Total dividend amount (in millions)	Month of payment
February 25, 2013	$—	$0.0025	$0.01	$0.0125	$3.6	March 2013
May 10, 2013	$—	$0.0025	$—	$0.0025	$0.7	June 2013
August 8, 2013	$—	$0.0025	$—	$0.0025	$0.9	August 2013
November 5, 2013	$—	$0.0025	$—	$0.0025	$0.9	December 2013
February 21, 2014	$—	$0.0025	$—	$0.0025	$0.9	March 2014
May 5, 2014	$—	$0.0025	$—	$0.0025	$0.9	June 2014
July 31, 2014	$—	$0.0025	$—	$0.0025	$0.9	September 2014
November 5, 2014	$—	$0.0025	$—	$0.0025	$0.9	December 2014
February 17, 2015	$—	$0.0025	$—	$0.0025	$0.9	March 2015
May 6, 2015	$—	$0.0025	$—	$0.0025	$0.9	June 2015
August 6, 2015	$—	$0.0025	$—	$0.0025	$0.9	September 2015
November 3, 2015	$—	$0.0025	$—	$0.0025	$0.9	December 2015
February 20, 2016	$—	$0.0025	$—	$0.0025	$0.9	March 2016

Because the average realized silver prices for all periods in 2013, 2014 and 2015 were below the minimum threshold of $30, according to the policy no silver-price-linked component was declared or paid. However, on February 25, 2013, our board of directors declared a special common stock dividend of $0.01 per share, in addition to the minimum dividend of $0.0025 per share, for an aggregate dividend of $3.6 million paid in March 2013. Prior to 2011, no dividends had been declared on our common stock since 1990. The declaration and payment of common stock dividends is at the sole discretion of our board of directors.

Common Stock Repurchase Program

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.    The repurchase program may be modified, suspended or discontinued by us at any time. As of December 31, 2015, 934,100 shares have been repurchased under the program, at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at February 19, 2016, was $2.36 per share.

 Status of Warrants

At December 31, 2013, there were 22,307,623 common stock purchase warrants outstanding, all of which were exercised during 2014 for total proceeds of approximately $54.4 million. Under the financial terms of the 2011 Consent Decree settling the Coeur d'Alene Basin environmental (CERCLA) litigation, the proceeds from the exercise of these warrants were paid to the United States and the Coeur d'Alene Indian Tribe.

As of December 31, 2015, we had 2,249,550 warrants outstanding, with each warrant exercisable for 0.1622 of a share of our common stock at an exercise price of $6.17 per share. The warrants expire in March 2016.

Preferred Stock

Our certificate of incorporation authorizes us to issue 5,000,000 shares of preferred stock, par value $0.25 per share. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by our board of directors. The board may fix the number of shares constituting each series and increase or decrease the number of shares of any series. As of December 31, 2015, 157,816 shares of Series B preferred stock were outstanding. Our Series B preferred stock is listed on the New York Stock Exchange under the symbol “HL PB.”

Ranking

The Series B preferred stock ranks senior to our common stock and any shares of Series A junior participating preferred stock (none of which have ever been issued) with respect to payment of dividends, and amounts due upon liquidation, dissolution or winding up.

While any shares of Series B preferred stock are outstanding, we may not authorize the creation or issuance of any class or series of stock that ranks senior to the Series B preferred stock as to dividends or amounts due upon liquidation, dissolution or winding up without the consent of the holders of 66 2/3% of the outstanding shares of Series B preferred stock and any other series of preferred stock ranking on a parity with respect to the Series B preferred stock as to dividends and amounts due upon liquidation, dissolution or winding up, voting as a single class without regard to series.

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

All quarterly dividends on our Series B preferred stock for 2013, 2014 and 2015 were declared and paid in cash.

Redemption

The Series B preferred stock is redeemable at our option, in whole or in part, at $50 per share, plus all dividends undeclared and unpaid on the Series B preferred stock up to the date fixed for redemption.

Liquidation Preference

The Series B preferred stockholders are entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $50 per share of Series B preferred stock plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution to such holders (the “Liquidation Preference”), and no more. Until the Series B preferred stockholders have been paid the Liquidation Preference in full, no payment will be made to any holder of Junior Stock upon our liquidation, dissolution or winding up. The term “junior stock” means our common stock and any other class of our capital stock issued and outstanding that ranks junior as to the payment of dividends or amounts payable upon liquidation, dissolution and winding up to the Series B preferred stock. As of December 31, 2015 and 2014, our Series B preferred stock had a Liquidation Preference of $7.9 million.

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

Stock-based compensation expense amounts recognized for the years ended December 31, 2015, 2014 and 2013 were approximately $5.4 million, $5.0 million, and $4.5 million, respectively.  Over the next twelve months, we expect to recognize approximately $3.4 million in additional compensation expense as the remaining restricted stock units vest.

Stock Incentive Plans

 During the second quarter of 2010, our stockholders voted to approve the adoption of our 2010 Stock Incentive Plan and to reserve up to 20,000,000 shares of common stock for issuance under the plan.  The board of directors committee that administers the 2010 plan has broad authority to fix the terms and conditions of individual agreements with participants, including the duration of the award and any vesting requirements. As of December 31, 2015, there were 11,975,936 shares available for future grant under the 2010 plan.

Directors’ Stock Plan

In 1995, we adopted the Hecla Mining Company Stock Plan for non-employee directors (the “Directors’ Stock Plan”), which may be terminated by our board of directors at any time. Each non-employee director is to be credited on May 30 of each year with that number of shares determined by dividing $24,000 by the average closing price for our common stock on the New York Stock Exchange for the prior calendar year. All credited shares are held in trust for the benefit of each director until delivered to the director. Delivery of the shares from the trust occurs upon the earliest of: (1) death or disability; (2) retirement; (3) a cessation of the director’s service for any other reason; or (4) a change in control. The shares of our common stock credited to non-employee directors pursuant to the Directors’ Stock Plan may not be sold until at least six months following the date they are delivered. A maximum of one million shares of common stock may be granted pursuant to the Directors’ Stock Plan. During 2015, 2014, and 2013, respectively, 48,244, 39,468, and 28,050 shares were credited to the non-employee directors. During 2015, 2014 and 2013, $150,000, $109,000, and $111,000, respectively, was charged to general and administrative expense associated with the Directors’ Stock Plan. At December 31, 2015, there were 506,921 shares available for grant in the future under the plan.

In addition to the foregoing, in May of each year, each non-employee director is also granted additional common stock under our 2010 Stock Incentive Plan. For 2015, 2014, and 2013, respectively, 186,888, 110,910, and 94,200 shares were credited to the non-employee directors, and $456,000, $366,000, and $276,000 respectively, was charged to operations associated with the 2010 Stock Incentive Plan.

 Status of Stock Options

There were no options outstanding as of December 31, 2015. 259,342 stock options outstanding at December 31, 2014, which had a weighted average exercise price of $5.47, expired during 2015. There were no options granted or exercised during 2015, 2014 or 2013.

Restricted Stock Units

Unvested restricted stock units granted by the board of directors to employees are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested, January 1, 2015	2,235,575	$3.31
Granted	2,171,713	$2.44
Canceled	(32,587)	$2.99
Distributed	(998,903)	$3.38
Unvested, December 31, 2015	3,375,798	$2.73

The 3,375,798 unvested units at December 31, 2015 will vest as follows:

763,543	in June 2016
802,111	in July 2016
26,000	in August 2016
414,546	in June 2017
724,249	in July 2017
645,349	in July 2018

Unvested units may be forfeited by participants through termination of employment in advance of vesting. We have recognized approximately $4.3 million in compensation expense since grant date, including approximately $4.0 million recognized in 2015, and expect to record an additional $4.9 million in compensation expense over the remaining vesting period related to these units.

In connection with the vesting of restricted stock units, employees have in the past, at their election and when permitted by us, chosen to satisfy their tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations.  Pursuant to such net settlements, in 2015 we repurchased 613,698 shares for $1.9 million, or approximately $3.06 per share.

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, at times we use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments; however, there were no open contracts under this program as of December 31, 2015. These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At December 31, 2015, we recorded a current liability of $0.3 million on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in other current liabilities and is net of $0.6 million in contracts in a fair value current asset position.

We recognized a $6.2 million net gain during 2015 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net gain recognized on the contracts offsets losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized an $8.3 million net gain during 2015 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments, which includes $18.8 million in gains realized on settled contracts. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net gain for 2015 is the result of decreasing zinc and lead prices and the advanced settlement of contracts in a gain position. This program, when utilized, is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following tables summarize the quantities of metals committed under forward sales contracts at December 31, 2015 and 2014:

December 31, 2015	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver (ounces)	Gold (ounces)	Zinc (pounds)	Lead (pounds)	Silver (ounces)	Gold (ounces)	Zinc (pounds)	Lead (pounds)
Contracts on provisional sales
2016 settlements	1,368	5	23,755	8,433	$14.12	$1,076	$0.71	$0.77

December 31, 2014	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver (ounces)	Gold (ounces)	Zinc (pounds)	Lead (pounds)	Silver (ounces)	Gold (ounces)	Zinc (pounds)	Lead (pounds)
Contracts on provisional sales
2015 settlements	1,607	6	19,456	8,378	16.06	1,195	$1.01	$0.87

Contracts on forecasted sales
2015 settlements	N/A	N/A	46,738	29,652	N/A	N/A	$0.96	$1.07
2016 settlements	N/A	N/A	44,699	34,337	N/A	N/A	$0.99	$1.03
2017 settlements	N/A	N/A	1,984	—	N/A	N/A	$1.04	N/A

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

Note 11: Business Segments and Significant Customers

We discover, acquire, develop, produce, and market concentrates and doré containing silver, gold, lead and zinc.  Our products consist of both metal concentrates, which we sell to custom smelters and brokers, and unrefined bullion bars (doré), which may be sold as doré or further refined before sale to precious metals traders.  We are currently organized and managed in four segments, which represent our operating units: the Greens Creek unit, the Lucky Friday unit, the Casa Berardi unit, and the San Sebastian unit. As further discussed in Note 15, we completed the acquisition of Aurizon on June 1, 2013, giving us 100% ownership of the Casa Berardi mine in Quebec, Canada. As a result, we added a new reporting segment in 2013 for the Casa Berardi unit. The San Sebastian unit, a historic operating property for Hecla, resumed commercial production in the fourth quarter of 2015 and was added as a new reporting segment in 2015.

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

Sales of metal concentrates and metal products are made principally to custom smelters, brokers and metals traders. The percentage of sales contributed by each segment is reflected in the following table:

	Year Ended December 31,
	2015	2014	2013
Greens Creek	51.4%	49.0%	68.8%
Lucky Friday	14.9%	17.9%	11.6%
Casa Berardi	33.7%	33.1%	19.6%
San Sebastian	—%	—%	—%
	100%	100%	100%

The tables below present information about reportable segments as of and for the years ended December 31, 2015, 2014 and 2013 (in thousands).

	2015	2014	2013
Net sales to unaffiliated customers:
Greens Creek	$227,833	$245,175	$263,263
Lucky Friday	66,302	89,757	44,204
Casa Berardi	149,432	165,849	75,122
San Sebastian	—	—	—
	$443,567	$500,781	$382,589
Income (loss) from operations:
Greens Creek	$26,536	$39,758	$62,178
Lucky Friday	868	21,501	(3,563)
Casa Berardi	(1,557)	11,828	(15,708)
San Sebastian	(9,269)	(5,780)	(6,445)
Other	(52,189)	(45,679)	(68,856)
	$(35,611)	$21,628	$(32,394)
Capital additions (including non-cash additions):
Greens Creek	$45,962	$31,476	$57,119
Lucky Friday	60,020	52,193	55,902
Casa Berardi	35,302	48,615	41,425
San Sebastian	4,623	—	—
Other	14,809	18,801	8,162
	$160,716	$151,085	$162,608

Depreciation, depletion and amortization:
Greens Creek	$56,553	$63,505	$55,265
Lucky Friday	11,262	9,431	7,833
Casa Berardi	43,674	38,198	18,030
San Sebastian	—	—	—
	$111,489	$111,134	$81,128
Other significant non-cash items:
Greens Creek	$2,886	$2,807	$1,961
Lucky Friday	72	72	96
Casa Berardi	2,229	847	474
San Sebastian	13	—	—
Other	66,004	506	1,512
	$71,204	$4,232	$4,043
Identifiable assets:
Greens Creek	$698,265	$704,121	$744,027
Lucky Friday	393,338	356,482	313,793
Casa Berardi	779,423	800,961	821,058
San Sebastian	22,238	1,529	1,491
Other	328,661	398,971	351,750
	$2,221,925	$2,262,064	$2,232,119

The following is sales information by geographic area based on the location of smelters and brokers (for concentrate shipments) and the location of parent companies (for doré sales to metals traders) for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
United States	$17,862	$22,200	$22,361
Canada	275,771	295,027	170,632
Japan	38,835	58,466	50,039
Korea	66,293	70,548	86,035
China	38,611	53,067	50,479
Total, excluding gains/losses on forward contracts	$437,372	$499,308	$379,546

Sales of products for 2015 also include a net gain of $6.2 million on financially-settled forward contracts for silver, gold, lead and zinc contained in our concentrate sales.  2014 sales included a net gain of $1.5 million and 2013 sales included a net gain of $3.0 million on the contracts for lead and zinc. See Note 10 for more information.

The following are our long-lived assets by geographic area as of December 31, 2015 and 2014 (in thousands):

	2015	2014
United States	$1,150,521	$1,081,699
Canada	741,612	749,810
Mexico	4,678	55
	$1,896,811	$1,831,564

Sales from continuing operations to significant metals customers as a percentage of total sales were as follows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Teck Metals Ltd.	22.5%	25.8%	25.0%
Korea Zinc	16.0%	14.1%	22.5%
CIBC	17.6%	17.0%	10.9%
Mitsui	10.2%	15.8%	8.4%

Note 12: Fair Value Measurement

The table below sets forth our assets and liabilities (in thousands) that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.  See Note 8 for information on the fair values of our defined benefit pension plan assets.

	Balance at December 31, 2015	Balance at December 31, 2014	Input Hierarchy Level
Assets:

Cash and cash equivalents:
Money market funds and other bank deposits	$155,209	$209,665	Level 1

Non-current investments:
Equity securities – mining industry	1,515	4,920	Level 1

Trade accounts receivable:
Receivables from provisional concentrate sales	13,490	17,696	Level 2

Derivative contracts:
Base metal forward contracts	—	11,347	Level 2

Restricted cash balances:
Certificates of deposit and other bank deposits	999	883	Level 1

Total assets	$171,213	$244,511

Liabilities

Derivative contracts:
Base metal forward contracts	$283	$—	Level 2

Cash and cash equivalents consist primarily of money market funds and are valued at cost, which approximates fair value.

Current and non-current restricted cash balances consist primarily of certificates of deposit and U.S. Treasury securities and are valued at cost, which approximates fair value.

Our current and non-current investments consist of marketable equity securities which are valued using quoted market prices for each security multiplied by the number of shares held by us.

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

We use financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments that have not reached final settlement.  At times we also use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead contained in our forecasted future concentrate shipments (see Note 10 for more information).  These contracts do not qualify for hedge accounting, and are marked-to-market through earnings each period.  The fair value of each contract represents the present value of the difference between the forward metal price for the contract settlement period as of the measurement date and the contract settlement metal price.

Our Senior Notes, which were recorded at their carrying value of $499.7 million, net of unamortized initial purchaser discount at December 31, 2015, had a fair value of $365.6 million at December 31, 2015. Third-party quotes, which we consider to be Level 2 inputs, are utilized to estimate fair values of the Senior Notes. See Note 6 for more information.

Note 13: Income (Loss) per Common Share

We are authorized to issue 500,000,000 shares of common stock, $0.25 par value per share. At December 31, 2015, there were 380,877,813 shares of our common stock issued and 2,764,973 shares issued and held in treasury, for a net of 378,112,840 shares outstanding.

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

A total of 157,816 shares of preferred stock were outstanding at December 31, 2015.

The following table represents net income per common share – basic and diluted (in thousands, except earnings per share):

	Year ended December 31,
	2015	2014	2013
Numerator
Net income (loss)	$(86,968)	$17,824	$(25,130)
Preferred stock dividends	(552)	(552)	(552)
Net income (loss) applicable to common shares	$(87,520)	$17,272	$(25,682)

Denominator
Basic weighted average common shares	373,954	353,442	318,679
Dilutive stock options, restricted stock, and warrants	—	3,993	—
Diluted weighted average common shares	373,954	357,435	318,679

Basic earnings (loss) per common share	$(0.23)	$0.05	$(0.08)
Diluted earnings (loss) per common share	$(0.23)	$0.05	$(0.08)

For the years ended December 31, 2015 and 2013, all outstanding restricted share units and warrants, and for the year ended December 31, 2013, all outstanding options were excluded from the computation of diluted earnings (loss) per share, as our reported net losses for that period would cause their conversion and exercise to have no effect on the calculation of earnings (loss) per share.

For the year ended December 31, 2014, options to purchase 259,342 shares of our common stock were excluded from the computation of diluted earnings per share, as the exercise price of the options exceeded the average price of our stock during those periods and therefore would not affect the calculation of earnings per share.

Note 14: Other Comprehensive Income (Loss)

The following table lists the beginning balance, yearly activity and ending balance of each component of "Accumulated other comprehensive loss, net" (in thousands):

	Unrealized Gains (Losses) On Securities	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Loss, Net
Balance January 1, 2013	$2,059	$(25,977)	$(23,918)
2013 change	(4,611)	2,230	(2,381)
Balance December 31, 2013	(2,552)	(23,747)	(26,299)
2014 change	1,143	(6,875)	(5,732)
Balance December 31, 2014	(1,409)	(30,622)	(32,031)
2015 change	250	(850)	(600)
Balance December 31, 2015	$(1,159)	$(31,472)	$(32,631)

The $0.3 million, $1.1 million, and negative $4.6 million changes in unrealized gains (losses) on securities in 2015, 2014 and 2013, respectively, are net of $3.0 million, $2.4 million and $3.0 million for the reclassification to current earnings of impairments of equity securities, as we deemed the impairments to be other-than-temporary. The amounts above are net of the income tax effect of such balances and activity as summarized in the following table (in thousands):

	Income Tax Effect of:
	Unrealized Gains (Losses) On Securities	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Loss, Net
Balance January 1, 2013	$602	$7,276	$7,878
2013 change	17	(1,512)	(1,495)
Balance December 31, 2013	619	5,764	6,383
2014 change	6	4,653	4,659
Balance December 31, 2014	625	10,417	11,042
2015 change	6	213	219
Balance December 31, 2015	$631	$10,630	$11,261

See Note 2 for more information on our marketable securities and Note 8 for more information on our employee benefit plans.

Note 15:  Acquisitions

Acquisition of Revett Mining Company, Inc.

On June 15, 2015, we completed the acquisition of Revett through the merger of a wholly owned subsidiary of ours with and into Revett, pursuant to which we acquired all of the issued and outstanding common stock of Revett for total consideration of $20.1 million. The acquired entities hold 100% ownership of two properties and other interests in north-west Montana, including: the Troy Mine, which is on care-and-maintenance and we intend to reclaim and close, and the Rock Creek project, a significant undeveloped silver and copper deposit which we believe provides long-term production growth potential if permitted and developed. The consideration was comprised of $0.9 million in cash used to fund Revett's operating activities prior to completion of the merger and $19.1 million in Hecla common stock. In the merger, each outstanding common share of Revett was exchanged for 0.1622 of a share of our common stock. Revett had 38,548,989 outstanding common shares, excluding 725,000 shares owned by our wholly-owned subsidiary which were canceled in the merger, resulting in 6,252,646 new shares of Hecla stock issued as consideration. The value of Hecla stock issued as consideration was based upon the closing price at the time of consummation of $3.06 per share.

The following summarizes the allocation of purchase price to the fair value of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Consideration:
Cash	$949
Hecla stock issued (6,252,646 shares at $3.06 per share)	19,133
Total consideration	$20,082
Fair value of net assets acquired:
Assets:
Cash	$140
Accounts receivable	137
Inventory - supplies	472
Deferred tax assets	7,193
Property, plants, equipment and mineral interests	17,609
Reclamation insurance	16,800
Other assets	280
Total assets	42,631
Liabilities:
Accounts payable and accrued liabilities	975
Notes payable	4,061
Non-current reclamation liability	17,513
Total liabilities	22,549
Net assets	$20,082

The $17.6 million fair value for "Property, plants, equipment, and mineral interests" is comprised of $4.1 million for plant and equipment, $4.6 million for land, and $8.9 million for mineral interests.

The $17.5 million value for "Non-current reclamation liability" represents the present value of estimated costs for reclamation and closure of the Troy mine. Revett holds an environmental risk transfer program ("insurance policy") which would fund costs incurred prior to the expiration date of March 29, 2020 for reclamation at the Troy mine up to a maximum limit of $16.8 million. We believe it is probable that we will utilize the full amount of the insurance policy, and have therefore included the $16.8 million "Reclamation insurance" asset above for the fair value of the insurance policy.

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

	Year Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013
Sales of products	$445,703	$500,787	$382,662
Net loss	(89,118)	(44,099)	(36,705)
Loss applicable to common stockholders	(89,670)	(44,651)	(37,257)
Basic and diluted loss per common share	(0.24)	(0.12)	(0.11)

The unaudited pro forma financial information includes adjustments to 1) eliminate acquisition-related costs totaling $2.4 million for the year ended December 31, 2015 which are non-recurring and 2) reflect the issuance of Hecla stock as consideration in the acquisition. A net loss by the acquired entities since the acquisition date of $1.7 million is included in our net loss reported for the year ended December 31, 2015.

Revett’s consolidated statement of operations and comprehensive income for the year ended December 31, 2014 included a $54.7 million expense for impairment of property, plant and equipment. Revett recognized the impairment as of December 31, 2014, with the estimated fair value of long-lived assets based on the merger agreement between Hecla and Revett. The impairment is not eliminated through an adjustment to the unaudited pro forma condensed combined statement of operations. However, it is a nonrecurring item and is not reflective of the operating results for the combined entities after consummation of the merger.

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

Year Ended December 31,
(in thousands, except per share amounts)	2013
Sales of products	$458,755
Net loss	(9,539)
Loss applicable to common stockholders	(10,091)
Basic and diluted loss per common share	(0.03)

The pro forma financial information includes adjustments to reflect the depreciation and amortization of assets acquired, an estimate of interest expense related to the Senior Notes that would have been incurred, and the issuance of Hecla stock as consideration in the acquisition.

Note 16:  Guarantor Subsidiaries

Presented below are Hecla’s condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of Hecla's subsidiaries (the "Guarantors") of the Senior Notes (see Note 6 for more information). The Guarantors consist of the following of Hecla's 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Hecla Montana, Inc.; Revett Silver Company; RC Resources, Inc.; Troy Mine Inc.; Revett Exploration, Inc.; Revett Holdings, Inc.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; and Hecla Juneau Mining Company. We completed the initial offering of the Senior Notes on April 12, 2013, and a related exchange offer for virtually identical notes registered with the SEC on January 3, 2014.

The condensed consolidating financial statements below have been prepared from our financial information on the same basis of accounting as the consolidated financial statements set forth elsewhere in this Form 10-K. Investments in the subsidiaries are accounted for under the equity method. Accordingly, the entries necessary to consolidate Hecla, the Guarantors, and Non-Guarantors are reflected in the intercompany eliminations column. In the course of preparing consolidated financial statements, we eliminate the effects of various transactions conducted between Hecla and its subsidiaries and among the subsidiaries. While valid at an individual subsidiary level, such activities are eliminated in consolidation because, when taken as a whole, they do not represent business activity with third-party customers, vendors, and other parties. Examples of such eliminations include the following:

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

•

Debt. Inter-company debt agreements have been established between certain of Hecla's subsidiaries and their parents. The related debt liability and receivable balances, accrued interest expense (in any) and income activity (if any), and payments of principal and accrued interest amounts (if any) by the subsidiary companies to their parents are eliminated in consolidation.

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

•

Deferred taxes. Our ability to realize deferred tax assets and liabilities is considered on a consolidated basis for subsidiaries within the United States, with all subsidiaries' estimated future taxable income contributing to the ability to realize all such assets and liabilities. However, when Hecla's subsidiaries are viewed independently, we use the separate return method to assess the realizability of each subsidiary's deferred tax assets and whether a valuation allowance is required against such deferred tax assets. In some instances, a parent company or subsidiary may possess deferred tax assets whose realization depends on the future taxable incomes of other subsidiaries on a consolidated-return basis, but would not be considered realizable if such parent or subsidiary filed on a separate stand-alone basis. In such a situation, a valuation allowance is assessed on that subsidiary's deferred tax assets, with the resulting adjustment reported in the eliminations column of the guarantor and parent's financial statements, as is the case in the financial statements set forth below. The separate return method can result in significant eliminations of deferred tax assets and liabilities and related income tax provisions and benefits. Non-current deferred tax asset balances are included in other non-current assets on the consolidating balance sheets and make up a large portion of that item, particularly for the guarantor balances.

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

Condensed Consolidating Balance Sheets

	As of December 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$94,167	$42,692	$18,350	$—	$155,209
Other current assets	15,972	58,453	32,273	7,626	114,324
Properties, plants, and equipment - net	2,281	1,147,770	746,760	—	1,896,811
Intercompany receivable (payable)	540,665	(301,291)	(332,553)	93,179	—
Investments in subsidiaries	1,252,191	—	—	(1,252,191)	—
Other non-current assets	2,200	165,080	1,781	(113,480)	55,581
Total assets	$1,907,476	$1,112,704	$466,611	$(1,264,866)	$2,221,925
Liabilities and Stockholders' Equity
Current liabilities	$21,087	$84,559	$30,636	$(9,198)	$127,084
Long-term debt	499,729	6,128	3,183	—	509,040
Non-current portion of accrued reclamation	—	45,494	29,055	—	74,549
Non-current deferred tax liability	—	3,264	119,836	(3,477)	119,623
Other non-current liabilities	47,734	5,834	(865)	—	52,703
Stockholders' equity	1,338,926	967,425	284,766	(1,252,191)	1,338,926
Total liabilities and stockholders' equity	$1,907,476	$1,112,704	$466,611	$(1,264,866)	$2,221,925

	As of December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$146,885	$33,824	$28,956	$—	$209,665
Other current assets	7,115	48,981	23,165	27,433	106,694
Properties, plants, and equipment - net	1,572	1,079,658	750,334	—	1,831,564
Intercompany receivable (payable)	470,306	(123,671)	(392,880)	46,245	—
Investments in subsidiaries	1,317,969	—	—	(1,317,969)	—
Other non-current assets	8,644	189,014	4,620	(88,137)	114,141
Total assets	$1,952,491	$1,227,806	$414,195	$(1,332,428)	$2,262,064
Liabilities and Stockholders' Equity
Current liabilities	$14,143	$54,918	$21,996	$(72)	$90,985
Long-term debt	498,479	10,597	3,053	—	512,129
Non-current portion of accrued reclamation	—	43,314	12,305	—	55,619
Non-current deferred tax liability	—	14,387	153,300	(14,387)	153,300
Other non-current liabilities	42,895	11,126	(964)	—	53,057
Stockholders' equity	1,396,974	1,093,464	224,505	(1,317,969)	1,396,974
Total liabilities and stockholders' equity	$1,952,491	$1,227,806	$414,195	$(1,332,428)	$2,262,064

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$6,194	$287,941	$149,432	$—	$443,567
Cost of sales	—	(192,683)	(100,884)	—	(293,567)
Depreciation, depletion, amortization	—	(67,815)	(43,674)	—	(111,489)
General and administrative	(17,920)	(14,508)	(1,773)	—	(34,201)
Exploration and pre-development	(627)	(7,177)	(14,154)	—	(21,958)
Gain on derivative contracts	8,252	—	—	—	8,252
Acquisition costs	(517)	(1,645)	—	—	(2,162)
Equity in earnings of subsidiaries	49,565	—	—	(49,565)	—
Other (expense) income	(131,915)	22,537	36,090	54,188	(19,100)
(Loss) income before income taxes	(86,968)	26,650	25,037	4,623	(30,658)
(Provision) benefit from income taxes	—	(7,251)	5,129	(54,188)	(56,310)
Net (loss) income	(86,968)	19,399	30,166	(49,565)	(86,968)
Preferred stock dividends	(552)	—	—	—	(552)
(Loss) income applicable to common stockholders	(87,520)	19,399	30,166	(49,565)	(87,520)
Net (loss) income	(86,968)	19,399	30,166	(49,565)	(86,968)
Changes in comprehensive (loss) income	(600)	(467)	259	208	(600)
Comprehensive (loss) income	$(87,568)	$18,932	$30,425	$(49,357)	$(87,568)

	Year Ended December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$1,473	$333,460	$165,848	$—	$500,781
Cost of sales	—	(194,600)	(109,846)	—	(304,446)
Depreciation, depletion, amortization	—	(72,937)	(38,197)	—	(111,134)
General and administrative	(17,667)	(12,694)	(1,177)	—	(31,538)
Exploration and pre-development	(252)	(7,088)	(12,327)	—	(19,667)
Loss on derivative contracts	9,134	—	—	—	9,134
Closed operations	—	—	—	—	—
Equity in earnings of subsidiaries	72,407	—	—	(72,407)	—
Other (expense) income	(47,271)	29,753	3,267	(16,295)	(30,546)
Income (loss) before income taxes	17,824	75,894	7,568	(88,702)	12,584
(Provision) benefit from income taxes	—	(10,565)	(490)	16,295	5,240
Net income (loss)	17,824	65,329	7,078	(72,407)	17,824
Preferred stock dividends	(552)	—	—	—	(552)
Income (loss) applicable to common stockholders	17,272	65,329	7,078	(72,407)	17,272
Net income (loss)	17,824	65,329	7,078	(72,407)	17,824
Changes in comprehensive income (loss)	(5,732)	(1,329)	1,152	177	(5,732)
Comprehensive income (loss)	$12,092	$64,000	$8,230	$(72,230)	$12,092

	Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$3,044	$304,423	$75,122	$—	$382,589
Cost of sales	—	(179,491)	(55,825)	—	(235,316)
Depreciation, depletion, amortization	—	(63,097)	(18,030)	—	(81,127)
General and administrative	(14,441)	(13,174)	(1,310)	—	(28,925)
Exploration and pre-development	(576)	(24,990)	(12,084)	—	(37,650)
Gain on derivative contracts	17,979	—	—	—	17,979
Closed operations	(14,444)	—	(11,953)	—	(26,397)
Equity in earnings of subsidiaries	(15,807)	—	—	15,807	—
Other (expense) income	(885)	1,345	(9,616)	(16,922)	(26,078)
(Loss) income before income taxes	(25,130)	25,016	(33,696)	(1,115)	(34,925)
(Provision) benefit from income taxes	—	(14,171)	7,044	16,922	9,795
Net (loss) income	(25,130)	10,845	(26,652)	15,807	(25,130)
Preferred stock dividends	(552)	—	—	—	(552)
(Loss) income applicable to common stockholders	(25,682)	10,845	(26,652)	15,807	(25,682)
Net (loss) income	(25,130)	10,845	(26,652)	15,807	(25,130)
Changes in comprehensive (loss) income	(2,381)	(7)	(4,587)	4,594	(2,381)
Comprehensive (loss) income	$(27,511)	$10,838	$(31,239)	$20,401	$(27,511)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(56,036)	$101,254	$63,856	$(2,629)	$106,445
Cash flows from investing activities:
Additions to properties, plants, and equipment	(1,355)	(97,684)	(38,404)	—	(137,443)
Other investing activities, net	(748)	637	(1,052)	—	(1,163)
Cash flows from financing activities:
Dividends paid to stockholders	(4,291)	—	—	—	(4,291)
Payments on debt	—	(12,405)	1,554	—	(10,851)
Other financing activity	9,712	17,066	(31,408)	2,629	(2,001)
Effect of exchange rate changes on cash	—	—	(5,152)	—	(5,152)
Changes in cash and cash equivalents	(52,718)	8,868	(10,606)	—	(54,456)
Beginning cash and cash equivalents	146,885	33,824	28,956	—	209,665
Ending cash and cash equivalents	$94,167	$42,692	$18,350	$—	$155,209

	Year Ended December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$38,270	$61,900	$58,277	$(75,323)	$83,124
Cash flows from investing activities:					—
Additions to properties, plants, and equipment	(1,336)	(68,859)	(52,342)	—	(122,537)
Other investing activities, net	—	417	3,765	—	4,182
Cash flows from financing activities:					—
Dividends paid to stockholders	(4,099)	—	—	—	(4,099)
Payments on debt	—	(9,137)	—	—	(9,137)
Other financing activity	(12,221)	9,494	(22,856)	75,323	49,740
Effect of exchange rate changes on cash	—	—	(3,783)	—	(3,783)
Changes in cash and cash equivalents	20,614	(6,185)	(16,939)	—	(2,510)
Beginning cash and cash equivalents	126,271	40,009	45,895	—	212,175
Ending cash and cash equivalents	$146,885	$33,824	$28,956	$—	$209,665

	Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(9,958)	$17,940	$(20,129)	$38,791	$26,644
Cash flows from investing activities:
Additions to properties, plants, and equipment	(1,535)	(107,893)	(41,308)	—	(150,736)
Acquisition of Aurizon Mines Ltd.	(498,705)	—	177,588	—	(321,117)
Other investing activities	—	(11)	(3,633)	—	(3,644)
Cash flows from financing activities:
Dividends paid to stockholders	(6,543)	—	—	—	(6,543)
Borrowings on debt	490,000	—	—	—	490,000
Payments on debt	—	(7,039)	—	—	(7,039)
Other financing activity	20,746	79,937	(63,361)	(38,791)	(1,469)
Effect of exchange rates on cash	—	—	(4,905)	—	(4,905)
Changes in cash and cash equivalents	(5,995)	(17,066)	44,252	—	21,191
Beginning cash and cash equivalents	132,266	57,075	1,643	—	190,984
Ending cash and cash equivalents	$126,271	$40,009	$45,895	$—	$212,175

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-K – December 31, 2015

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

4.2(a)

Registration Rights Agreement, dated as of January 14, 2015, among Hecla Mining Company, as Issuer, Hecla Mining Company Retirement Plan Trust, which is the funding vehicle for the Hecla Mining Company Retirement Plan, a tax-qualified employee benefit pension plan sponsored by Hecla Mining Company, and the Lucky Friday Pension Plan Trust, which is the funding vehicle for the Lucky Friday Pension Plan. Filed as exhibit 4.3 to Registrant’s S-3ASR filed on January 14, 2015 (Registration No. 333-201520), and incorporated herein by reference.

4.2(b)

Indenture, dated as of April 12, 2013, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining company, as Guarantors thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 15, 2013 (File No. 1-8491), and incorporated herein by reference.

4.2(c)

Supplemental Indenture, dated as of April 14, 2014, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee. Filed as exhibit 4.2 to Registrant’s S-3ASR filed on April 14, 2014 (Registration No. 333-195246), and incorporated herein by reference.

4.2(d)

Supplemental Indenture, dated August 5, 2015, among Revett Mining Company, Inc., Revett Silver Company, Troy Mine Inc., RC Resources, Inc., Revett Exploration, Inc., Revett Holdings, Inc., as Guaranteeing Subsidiaries, and The Bank of New York Mellon Trust Company, N.A., as Trustee. *

10.1(a)

Third Amended and Restated Credit Agreement effective February 14, 2014, by and among Hecla Mining Company, Hecla Limited, Hecla Alaska LLC, Hecla Greens Creek Mining Company, and Hecla Juneau Mining Company, as the Borrowers, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 18, 2014 (File No. 1-8491), and incorporated herein by reference.

10.1(b)

Fourth Amendment to Third Amended and Restated Credit Agreement dated as of December 18, 2015, by and among Hecla Mining Company, Hecla Limited, Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company, as Borrowers, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. *

10.2

Form of Change of Control Agreement entered into on March 5, 2015, between Registrant and each of Phillips S. Baker, Jr., James A. Sabala, Lawrence P. Radford, Dean W.A. McDonald and David C. Sienko, and on February 19, 2016 with Robert D. Brown. (1) *

10.3	Hecla Mining Company Key Employee Deferred Compensation Plan. (1) *

10.4	Hecla Mining Company 2010 Stock Incentive Plan. (1) *

10.5	Hecla Mining Company Annual Incentive Plan. (1) *

10.6	Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan. (1) *

10.7

Form of Indemnification Agreement dated November 8, 2006, between Registrant and Phillips S. Baker, Jr., Dean McDonald, Ted Crumley, George R. Nethercutt, Jr., and Anthony P. Taylor.  Identical Indemnification Agreements were entered into between the Registrant and Charles B. Stanley and Terry V. Rogers on May 4, 2007, James A. Sabala on March 26, 2008, David C. Sienko on January 29, 2010, and Lawrence P. Radford on October 19, 2011.  Filed as exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491), and incorporated herein by reference. (1)

10.8

Hecla Mining Company Stock Plan for Non-employee Directors, as amended. Filed as exhibit 10.6 to Registrant’s Form 10-K for the period ended December 31, 2012 (File No. 1-8491), and incorporated herein by reference. (1)

10.9

Hecla Mining Company Retirement Plan for Employees and Supplemental Retirement and Death Benefit Plan.  Filed as exhibit 10.17(a) to Registrant’s Form 10-K for the year ended December 31, 2008 (File No. 1-8491), and incorporated herein by reference. (1)

10.10

Supplemental Excess Retirement Master Plan Documents.  Filed as exhibit 10.5(b) to Registrant’s Annual Report on Form 10-K/A-1 for the year ended December 31, 1994 (File No. 1-8491), and incorporated herein by reference. (1)

10.11

Hecla Mining Company Nonqualified Plans Master Trust Agreement.  Filed as exhibit 10.5(c) to Registrant’s Annual Report on Form 10-K/A-1 for the year ended December 31, 1994 (File No. 1-8491), and incorporated herein by reference. (1)

12.1	Computation of Ratio of Earnings to Fixed Charges.*

21	List of subsidiaries of Registrant.*

23.1	Consent of BDO USA, LLP.*

23.2	Consent of Roscoe Postle Associates Inc.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act. *

101.INS	XBRL Instance. **

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation.**

101.DEF	XBRL Taxonomy Extension Definition.**

101.LAB	XBRL Taxonomy Extension Labels.**

101.PRE	XBRL Taxonomy Extension Presentation.**

___________________

(1)	Indicates a management contract or compensatory plan or arrangement.

*    Filed herewith

**  XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.