Form 10-Q
period 2016-03-31
HECLA MINING CO/DE/
filed 2016-05-05
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      .    No XX.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding May 3, 2016
Common stock, par value $0.25 per share	384,012,398

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended March 31, 2016

INDEX*

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$134,018	$155,209
Accounts receivable:
Trade	30,127	13,490
Taxes	14,648	11,458
Other, net	16,786	16,401
Inventories:
Concentrates, doré, and stockpiled ore	29,199	22,441
Materials and supplies	23,619	23,101
Current deferred income taxes	15,268	17,980
Current restricted cash	3,900	—
Other current assets	9,289	9,453
Total current assets	276,854	269,533
Non-current investments	2,086	1,515
Non-current restricted cash and investments	999	999
Properties, plants, equipment and mineral interests, net	1,907,775	1,896,811
Non-current deferred income taxes	34,981	36,589
Reclamation insurance	13,695	13,695
Other non-current assets and deferred charges	2,783	2,783
Total assets	$2,239,173	$2,221,925
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$56,657	$51,277
Accrued payroll and related benefits	19,873	27,563
Accrued taxes	8,958	8,915
Current portion of capital leases	8,216	8,735
Current portion of accrued reclamation and closure costs	20,989	20,989
Current portion of debt	2,057	2,721
Other current liabilities	16,068	6,884
Total current liabilities	132,818	127,084
Capital leases	7,427	8,841
Accrued reclamation and closure costs	75,729	74,549
Long-term debt	500,531	500,199
Non-current deferred tax liability	126,009	119,623
Non-current pension liability	45,874	46,513
Other non-current liabilities	3,539	6,190
Total liabilities	891,927	882,999
Commitments and contingencies (Notes 2, 4, 7, 9, and 11)
STOCKHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, 500,000,000 shares authorized; issued and outstanding 2016 — 381,520,569 shares and 2015 — 378,112,840 shares	96,215	95,219
Capital surplus	1,528,820	1,519,598
Accumulated deficit	(234,272)	(232,565)
Accumulated other comprehensive loss	(31,566)	(32,631)
Less treasury stock, at cost; 2016 - 3,037,154 and 2015 - 2,764,973 shares issued and held in treasury	(11,990)	(10,734)
Total stockholders’ equity	1,347,246	1,338,926
Total liabilities and stockholders’ equity	$2,239,173	$2,221,925

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended
	March 31, 2016	March 31, 2015
Sales of products	$131,017	$119,092
Cost of sales and other direct production costs	74,320	73,965
Depreciation, depletion and amortization	25,875	25,254
	100,195	99,219
Gross profit	30,822	19,873
Other operating expenses:
General and administrative	10,214	8,720
Exploration	2,950	4,615
Pre-development	404	521
Other operating expense	640	628
Provision for closed operations and environmental matters	1,041	467
	15,249	14,951
Income from operations	15,573	4,922
Other income (expense):
Unrealized loss on investments	(711)	(2,843)
Gain on derivative contracts	—	5,792
Net foreign exchange (loss) gain	(8,203)	12,274
Interest and other income	88	38
Interest expense, net of amounts capitalized	(5,711)	(6,192)
	(14,537)	9,069
Income before income taxes	1,036	13,991
Income tax provision	(1,654)	(1,439)
Net (loss) income	(618)	12,552
Preferred stock dividends	(138)	(138)
(Loss) income applicable to common stockholders	$(756)	$12,414
Comprehensive income:
Net (loss) income	$(618)	$12,552
Reclassification of impairment of investments included in net income	1,000	2,827
Unrealized holding gains (losses) on investments	65	(891)
Comprehensive income	$447	$14,488
Basic (loss) income per common share after preferred dividends	$—	$0.03
Diluted (loss) income per common share after preferred dividends	$—	$0.03
Weighted average number of common shares outstanding - basic	379,022	368,789
Weighted average number of common shares outstanding - diluted	379,022	369,691

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2016	March 31, 2015
Operating activities:
Net (loss) income	$(618)	$12,552
Non-cash elements included in net (loss) income:
Depreciation, depletion and amortization	26,153	25,523
Unrealized loss on investments	711	2,843
(Gain) loss on disposition of properties, plants, equipment, and mineral interests	(210)	74
Provision for reclamation and closure costs	999	778
Stock compensation	1,231	1,060
Deferred income taxes	3,320	555
Amortization of loan origination fees	459	454
Loss (gain) on derivative contracts	170	(2,970)
Foreign exchange loss (gain)	7,989	(11,490)
Other non-cash gains, net	6	24
Change in assets and liabilities:
Accounts receivable	(20,036)	(8,210)
Inventories	(5,922)	3,949
Other current and non-current assets	(619)	(1,638)
Accounts payable and accrued liabilities	10,036	4,037
Accrued payroll and related benefits	(2,826)	(5,116)
Accrued taxes	(37)	(263)
Accrued reclamation and closure costs and other non-current liabilities	(2,058)	(743)
Cash provided by operating activities	18,748	21,419
Investing activities:
Additions to properties, plants, equipment and mineral interests	(34,654)	(26,958)
Proceeds from disposition of properties, plants and equipment	215	25
Purchases of investments	—	(947)
Addition to restricted cash for environmental matters	(3,900)	—
Net cash used in investing activities	(38,339)	(27,880)
Financing activities:
Proceeds from sale of common stock, net of offering costs	2,052	—
Acquisition of treasury shares	(1,256)	(941)
Dividends paid to common stockholders	(952)	(924)
Dividends paid to preferred stockholders	(138)	(138)
Debt origination fees	(59)	(63)
Repayments of debt	(664)	—
Repayments of capital leases	(2,118)	(2,347)
Net cash used in financing activities	(3,135)	(4,413)
Effect of exchange rates on cash	1,535	(2,560)
Net decrease in cash and cash equivalents	(21,191)	(13,434)
Cash and cash equivalents at beginning of period	155,209	209,665
Cash and cash equivalents at end of period	$134,018	$196,231
Significant non-cash investing and financing activities:
Addition of capital lease obligations	$—	$1,599
Payment of accrued compensation in stock	$5,511	$3,016

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1.    Basis of Preparation of Financial Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements and notes to the unaudited interim condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and items which are nonrecurring, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company and its consolidated subsidiaries ("Hecla" or "the Company" or “we” or “our” or “us”).  See Note 4 for information on adjustments which are nonrecurring contained in the accompanying unaudited interim condensed consolidated financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2015, as it may be amended from time to time.

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

Note 2.    Investments and Restricted Cash

Investments

At March 31, 2016 and December 31, 2015, the fair value of our non-current investments was $2.1 million and $1.5 million, respectively.  Our non-current investments consist of marketable equity securities which are carried at fair market value, and are primarily classified as “available-for-sale.”  The cost basis of our non-current investments was approximately $3.2 million and $4.0 million at March 31, 2016 and December 31, 2015, respectively. During the first quarters of 2016 and 2015, we recognized impairment charges against current earnings of $1.0 million and $2.8 million, respectively, as we determined the impairments to be other-than-temporary.

Restricted Cash and Investments

Various laws, permits, and covenants require that funds be in place for certain environmental and reclamation obligations and other potential liabilities.  We had a current restricted cash balance of $3.9 million as of March 31, 2016 representing funds deposited in escrow to be applied towards a potential settlement of environmental matters for the South Dakota and Colorado Superfund sites related to CoCa Mines, Inc. (see Note 4 for more information). Our non-current restricted investments are used primarily for reclamation funding or for funding surety bonds, and were $1.0 million at each of March 31, 2016 and December 31, 2015. Non-current restricted investments primarily represent investments in money market funds and certificates of deposit.

Note 3.   Income Taxes

Major components of our income tax provision for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Current:
Domestic	$(2,506)	$97
Foreign	1,015	708
Total current income tax (benefit) provision	(1,491)	805

Deferred:
Domestic	588	2,422
Foreign	2,557	(1,788)
Total deferred income tax provision (benefit)	3,145	634
Total income tax provision	$1,654	$1,439

As of March 31, 2016, we have a net deferred tax asset in the U.S. of $42.3 million, a net deferred tax liability in Canada of $127.1 million, and a net deferred tax asset in Mexico of $7.9 million, for a consolidated worldwide net deferred tax liability of $76.9 million. Our ability to utilize our deferred tax assets depends on future taxable income generated from operations. For the three months ended March 31, 2016, there were no circumstances that caused us to change our assessment of the ability to generate sufficient future taxable income to realize the currently recognized deferred tax assets.  At March 31, 2016 and December 31, 2015, the balances of the valuation allowances on our deferred tax assets were $113 million and $116 million, respectively, primarily for net operating losses and tax credit carryforwards. The amount of the deferred tax asset considered recoverable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The current income tax provisions for the three months ended March 31, 2016 and 2015 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income due primarily to the effects of percentage depletion for all periods presented and the impact of taxation in foreign jurisdictions.

Note 4.    Commitments, Contingencies and Obligations

General

We follow the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") guidance in determining our accruals and disclosures with respect to loss contingencies, and evaluate such accruals and contingencies for each reporting period. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Rio Grande Silver Guaranty

Our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), is party to a joint venture with Emerald Mining & Leasing, LLC (“EML”) and certain other parties with respect to a land package in the Creede Mining District of Colorado that is adjacent to other land held by Rio. Rio holds a 70% interest in the joint venture. In connection with the joint venture, we are required to guarantee certain environmental remediation-related obligations of EML to a third party up to a maximum liability to us of $2.5 million. As of March 31, 2016, we have not been required to make any payments pursuant to the guaranty. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to the third party. However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties, has jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guaranty as of March 31, 2016.

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

Hecla Limited strives to maintain its water discharges at the Lucky Friday unit in full compliance with its permits and applicable laws, however, we cannot provide assurance that in the future it will be able to fully comply with the permit limits and other regulatory requirements regarding water management.

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

South Dakota and Colorado Superfund Sites Related to CoCa Mines, Inc.

In 1991, Hecla Limited acquired all of the outstanding common stock of CoCa Mines, Inc. (“CoCa”).  CoCa is alleged to have held prior property interests and undertaken exploration activities at the Gilt Edge Mine Superfund site in Lawrence County, South Dakota, and to have been engaged in exploration and mining activities at or near the Nelson Tunnel/Commodore Waste Rock Pile Superfund site in Creede, Colorado.  The United States and the State of South Dakota have alleged that CoCa, along with other parties, is a potentially responsible party (“PRP”) under CERCLA at the Gilt Edge site.  In addition, the United States and the State of Colorado have alleged that CoCa is a PRP at the Nelson Tunnel/Commodore site. The United States, South Dakota and Colorado base their claims of liability on allegations of CoCa’s historical relationship to each site, and that CoCa has succeeded to the liabilities of one or more predecessor entities that may have held certain property interests at the sites or undertaken certain activities.

The United States alleges that it has, to date, incurred $118 million, plus interest, in response costs at the Gilt Edge site. At the Nelson Tunnel/Commodore site, the EPA alleges that it has, to date, incurred $10 million, plus interest, in response costs.

As a result of ongoing settlement discussions, Consent Decrees were lodged with the United States District Court in Colorado on April 14, 2016, that would settle the Nelson Tunnel/Commodore Waste Rock Pile Superfund site matter, and in South Dakota on April 15, 2016, that would settle the Gilt Edge Superfund site matter.  The Consent Decrees resolve CoCa’s alleged liabilities for past and future response costs with respect to each site, and include combined net payments in the aggregate of $9.9 million by CoCa.  With respect to Gilt Edge, the proposed financial terms require that CoCa pay $3.9 million, as well as up to $700,000 in any proceeds from a lawsuit CoCa has filed against an uncooperative insurer.  The remainder of the settlement amount ($6.4 million) would be paid by insurance companies and another PRP.  With respect to the Nelson Tunnel site, the proposed financial terms require that CoCa pay $6 million.

As a result, in the second quarter of 2015 we accrued $9.9 million by recording a liability for the total amount that would be paid by CoCa and an asset for the estimated amount that would be recovered by CoCa from insurers and the other party to the Gilt Edge settlement.

The Consent Decrees were published in the Federal Register on April 26, 2016, which began a 30-day public comment period for each Consent Decree.  Upon conclusion of the comment period, the United States will evaluate and respond to any public comments received and then is expected to seek Court approval and entry of each Consent Decree. If each Court enters the respective Consent Decree lodged with it, CoCa will have resolved the claims of (i) the United States and the State of South Dakota with respect to the Gilt Edge site, and (ii) the United States and the State of Colorado with respect to the Nelson Tunnel site, in each case under CERCLA and certain relevant state statutes, for all past and future response costs at each site.

There can be no assurance that the Consent Decrees will be entered by the Courts and become final and binding.  Accordingly, in the event these matters are not settled, our accrual could materially change.

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

Other Commitments

Our contractual obligations as of March 31, 2016 included approximately $11.7 million for various costs. In addition, our open purchase orders at March 31, 2016 included approximately $1.0 million, $0.7 million and $0.6 million, respectively, for various capital items at the Lucky Friday, Casa Berardi and Greens Creek units, and approximately $0.5 million, $3.6 million, and $2.4 million, respectively, for various non-capital costs at the Lucky Friday, Casa Berardi and Greens Creek units. We also have total commitments of approximately $16.3 million relating to scheduled payments on capital leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday and Casa Berardi units (see Note 9 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of March 31, 2016, we had surety bonds totaling $100.5 million in place as financial support for future reclamation and closure costs, self insurance, and employee benefit plans. We also held a $6.5 million restricted deposit at March 31, 2016 as financial support for reclamation of the Troy mine acquired as part of the acquisition of Revett Mining Company, Inc. ("Revett"). The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

On December 11, 2013, four employees of Hecla Limited who were injured in a December 2011 rock burst, filed a lawsuit against us and certain of our employees seeking damages for, among other claims, intentional and willful injury and infliction of emotional distress. The plaintiffs seek damages in excess of $1,000,000, as claimed in the complaint, which was filed in state court in Idaho (Kootenai County District Court). On August 28, 2015, the judge hearing the case granted Hecla’s motion for summary judgment and dismissed the case. The plaintiffs have appealed the decision to the Idaho Supreme Court. We cannot predict the outcome of this matter, however, we believe the case is without merit and intend to vigorously defend this lawsuit.

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

Note 5.    (Loss) Earnings Per Common Share

We are authorized to issue 500,000,000 shares of common stock, $0.25 par value per share. At March 31, 2016, there were 384,557,723 shares of our common stock issued and 3,037,154 shares issued and held in treasury, for a net of 381,520,569 shares outstanding.

Diluted (loss) income per share for the three months ended March 31, 2016 and 2015 excludes the potential effects of outstanding shares of our convertible preferred stock, as their conversion would have no effect on the calculation of dilutive shares.

For the three months ended March 31, 2016, all outstanding restricted share units and warrants were excluded from the computation of diluted (loss) earnings per share, as our reported net loss for that period would cause their vesting and exercise to have no effect on the calculation of (loss) earnings per share. For the three-month period ended March 31, 2015, options to purchase 244,342 shares of our common stock were excluded from the computation of diluted (loss) earnings per share, as the exercise price of the options exceeded the average price of our stock during that period and therefore would not affect the calculation of (loss) earnings per share. There were no options outstanding as of March 31, 2016.

Note 6.    Business Segments

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

The following tables present information about reportable segments for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net sales to unaffiliated customers:
Greens Creek	$53,882	$67,355
Lucky Friday	21,252	19,891
Casa Berardi	$32,198	$31,846
San Sebastian	23,685	—
	$131,017	$119,092
Income (loss) from operations:
Greens Creek	$8,078	$14,693
Lucky Friday	2,743	3,546
Casa Berardi	1,934	(765)
San Sebastian	14,912	—
Other	(12,094)	(12,552)
	$15,573	$4,922

The following table presents identifiable assets by reportable segment as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Identifiable assets:
Greens Creek	$698,102	$698,265
Lucky Friday	420,306	393,338
Casa Berardi	782,962	779,423
San Sebastian	25,882	22,238
Other	311,921	328,661
	$2,239,173	$2,221,925

Note 7.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Service cost	$1,077	$1,054
Interest cost	1,307	1,206
Expected return on plan assets	(1,325)	(1,345)
Amortization of prior service benefit	(84)	(84)
Amortization of net loss	1,093	1,065
Net periodic benefit cost	$2,068	$1,896

In February 2016, we contributed approximately $2.6 million in shares of our common stock and cash to our defined benefit plans, with approximately $2.7 million in additional contributions anticipated in 2016. We expect to contribute approximately $0.4 million to our unfunded supplemental executive retirement plan during 2016.

Note 8.    Stockholders’ Equity

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

In March 2016, the Board of Directors granted 2,335,196 shares of common stock to employees for payment of annual and long-term incentive compensation for the period ended December 31, 2015. The shares were distributed in March 2016, and $5.5 million in expense related to the stock awards was recognized in the periods prior to March 31, 2016.

Stock-based compensation expense for restricted stock unit grants to employees and shares issued to nonemployee directors recorded in the first three months of 2016 totaled $1.2 million, compared to $1.1 million in the same period last year.

In connection with the vesting of restricted stock units and other stock grants, employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations.  As a result, in the first three months of 2016 we withheld 532,157 shares valued at approximately $1.3 million, or approximately $2.36 per share. In the first three months of 2015 we withheld 284,243 shares valued at approximately $0.9 million, or approximately $3.31 per share.

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

On May 4, 2016, our Board of Directors declared a common stock dividend, pursuant to the minimum annual dividend component of the policy described above, of $0.0025 per share, for a total dividend of approximately $1.0 million payable in June 2016. Because the average realized silver price for the first quarter of 2016 was $14.93 per ounce, below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 23, 2016, we may issue and sell shares of our common stock from time to time through ordinary broker transactions having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. The terms of sales transactions under the agreement, including trading day(s), number of shares sold in the aggregate, number of shares sold per trading day, and the floor selling price per share, are proposed by us to the sales agent. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. The shares issued under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to our shelf registration statement on Form S-3, which was filed with the SEC on February 23, 2016. As of March 31, 2016, we had sold 737,275 shares under the agreement for total proceeds of approximately $2.1 million, net of commissions of approximately $42 thousand.

Common Stock Repurchase Program

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of March 31, 2016, 934,100 shares have been purchased at an average price of $3.99 per share, leaving approximately 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at May 3, 2016, was $4.05 per share.

Warrants

At December 31, 2015, we had 2,249,550 warrants outstanding, with each warrant exercisable for 0.1622 of a share of our common stock at an exercise price of $6.17 per share. All of the warrants expired in March 2016, and there were no warrants outstanding as of March 31, 2016.

Note 9.    Senior Notes, Credit Facilities and Capital Leases

Senior Notes

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, and in 2014, an additional $6.5 million aggregate principal amount of the Senior Notes were issued to one of our pension plans. The Senior Notes were subsequently exchanged for substantially identical Senior Notes registered with the SEC. The Senior Notes are governed by the Indenture, dated as of April 12, 2013, as amended (the "Indenture"), among Hecla Mining Company ("Hecla") and certain of our subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee. The net proceeds from the initial offering of the Senior Notes ($490 million) were used to partially fund the acquisition of Aurizon and for general corporate purposes, including expenses related to the Aurizon acquisition.

The Senior Notes are recorded net of a 2% initial purchaser discount totaling $10 million at the time of the April 2013 issuance and having an unamortized balance of $6.5 million as of March 31, 2016. The Senior Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for.  Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. During the three months ended March 31, 2016 and 2015, interest expense related to the Senior Notes and amortization of the initial purchaser discount and fees related to the issuance of the Senior Notes, net of $3.8 million and $3.3 million, respectively, in capitalized interest, totaled $5.2 million and $5.7 million, respectively.

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

The Senior Notes became redeemable in whole or in part, at any time and from time to time after May 1, 2016, on the redemption dates and at the redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption.

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

(1) The leverage ratio was amended for 2016 to increase to 5.00:1, and will revert back to 4.00:1 in 2017.

We believe we were substantially in compliance with all covenants under the credit agreement and no amounts were outstanding as of March 31, 2016.  We have not drawn funds on the current revolving credit facility as of the filing date of this report.

Capital Leases

We have entered into various lease agreements, primarily for equipment at our Greens Creek, Lucky Friday and Casa Berardi units, which we have determined to be capital leases.  At March 31, 2016, the total liability associated with the capital leases, including certain purchase option amounts, was $15.6 million, with $8.2 million of the liability classified as current and $7.4 million classified as non-current. At December 31, 2015, the total liability balance associated with capital leases was $17.6 million, with $8.7 million of the liability classified as current and $8.8 million classified as non-current. The total obligation for future minimum lease payments was $16.3 million at March 31, 2016, with $0.7 million attributed to interest.

At March 31, 2016, the annual maturities of capital lease commitments, including interest, were (in thousands):

Twelve-month period ending March 31,
2017	$7,955
2018	5,044
2019	2,723
2020	587
Total	16,309
Less: imputed interest	(667)
Net capital lease obligation	$15,642

Note 10.    Developments in Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall with various SEC Staff Accounting Bulletins providing interpretive guidance. The guidance establishes a new five step principle-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 defers the effective date of the guidance in ASU No. 2014-09 to annual and interim reporting periods beginning after December 15, 2017. We are in the process of evaluating this guidance and our method of adoption.

In April 2015, the FASB issued ASU No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. ASU No. 2015-03 has not had a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory. The update provides for inventory to be measured at the lower of cost and net realizable value, and is effective for the fiscal years beginning after December 15, 2016. We are currently evaluating the potential impact of implementing this update on our consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17 Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The update is designed to reduce complexity of reporting deferred income tax liabilities and assets into current and non-current amounts in a statement of financial position. The FASB has proposed the presentation of deferred income taxes, changes to deferred tax liabilities and assets be classified as non-current in the statement of financial position. The update is effective for fiscal years beginning after December 15, 2016. ASU No. 2015-17 is not expected to have a material impact on our consolidated financial statements. Our current deferred tax asset balance at March 31, 2016 was $15.3 million.

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

In February 2016, the FASB issued ASU 2016-02 Leases (Subtopic 842), which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by most leases. The update is effective for annual and interim reporting periods beginning after December 15, 2018. We are currently evaluating the impact of the guidance on our consolidated financial statements.

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, at times we use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments; however, there were no open contracts related to this latter program as of March 31, 2016 or December 31, 2015.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At March 31, 2016, we recorded a current liability of $0.5 million on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in other current liabilities.

We recognized a $6.1 million net loss during the first three months of 2016 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

The following tables summarize the quantities of metals committed under forward sales contracts at March 31, 2016 and December 31, 2015:

March 31, 2016	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2016 settlements	1,196	4	15,818	9,700	$15.29	$1,225	$0.80	$0.77

December 31, 2015	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2016 settlements	1,368	5	23,755	8,433	$14.12	$1,076	$0.71	$0.77

Our concentrate sales are based on a provisional sales price containing an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward price at the time of the sale. The embedded derivative, which results from changes to silver, gold, lead and zinc prices between the time of sale and final settlement, does not qualify for hedge accounting and is marked-to-market through earnings each period prior to final settlement.

Note 12.    Fair Value Measurement

The table below sets forth our assets and liabilities that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category (in thousands).

Description	Balance at March 31, 2016	Balance at December 31, 2015	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$134,018	$155,209	Level 1
Available for sale securities:
Equity securities – mining industry	2,086	1,515	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	30,127	13,490	Level 2
Restricted cash balances:
Certificates of deposit and other bank deposits	4,899	999	Level 1
Total assets	$171,130	$171,213

Liabilities:
Derivative contracts:
Metal forward contracts	$453	$283	Level 2
Total Liabilities	$453	$283

Cash and cash equivalents consist primarily of money market funds and are valued at cost, which approximates fair value, and a small portion consists of municipal bonds having maturities of less than 90 days, which are recorded at fair value.

Current and non-current restricted cash balances consist primarily of escrow deposits, certificates of deposit and U.S. Treasury securities and are valued at cost, which approximates fair value.

Our current and non-current investments consist of marketable equity securities which are valued using quoted market prices for each security.

Trade accounts receivable include amounts due to us for shipments of concentrates and doré sold to customers.  Revenues and the corresponding accounts receivable for sales of concentrates and doré are recorded when title and risk of loss transfer to the customer (generally at the time of loading on truck or ship).  Sales of concentrates are recorded using estimated forward prices for the anticipated month of settlement applied to our estimate of payable metal quantities contained in each shipment.  Sales are recorded net of estimated treatment and refining charges, which are also impacted by changes in metals prices and quantities of contained metals.  We estimate the prices at which sales of our concentrates will be settled due to the time elapsed between shipment and final settlement with the customer.  Receivables for previously recorded concentrate sales are adjusted to reflect estimated forward metals prices at the end of each period until final settlement by the customer.  We obtain the forward metals prices used each period from a pricing service.  Changes in metals prices between shipment and final settlement result in changes to revenues previously recorded upon shipment.  This embedded derivative contained in our concentrate sales is marked-to-market through earnings each period prior to final settlement.

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

Our Senior Notes issued in April 2013, which were recorded at their carrying value of $500.5 million, net of unamortized initial purchaser discount at March 31, 2016, had a fair value of $407.1 million at March 31, 2016. Quoted market prices, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. See Note 9 for more information.

Note 13.   Guarantor Subsidiaries

Presented below are Hecla’s unaudited interim condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of Hecla's subsidiaries (the "Guarantors") of the Senior Notes (see Note 9 for more information). The Guarantors consist of the following of Hecla's 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Hecla Montana, Inc.; Revett Silver Company; RC Resources, Inc.; Troy Mine Inc.; Revett Exploration, Inc.; Revett Holdings, Inc.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; and Hecla Juneau Mining Company. We completed the initial offering of the Senior Notes on April 12, 2013, and a related exchange offer for virtually identical notes registered with the SEC on January 3, 2014.

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

Effective December 31, 2015, Hecla Limited (our wholly owned subsidiary) sold 100% of its ownership of Hecla Alaska LLC (its wholly owned subsidiary) to Hecla Mining Company for consideration totaling approximately $240.8 million.  The consideration consisted of satisfaction of inter-company debt between Hecla Limited and Hecla Mining Company and an obligation by Hecla Mining Company, under certain circumstances, to fund a limited amount of the capital requirements of Hecla Limited for up to five years.  Hecla Alaska LLC owns a 29.7331% interest in the joint venture which owns the Greens Creek mine.

Unaudited Interim Condensed Consolidating Balance Sheets

	As of March 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$91,039	$27,330	$15,649	$—	$134,018
Other current assets	23,891	87,718	49,855	(18,628)	142,836
Properties, plants, and equipment - net	2,178	1,153,465	752,132	—	1,907,775
Intercompany receivable (payable)	556,622	(317,914)	(351,338)	112,630	—
Investments in subsidiaries	1,249,577	—	—	(1,249,577)	—
Other non-current assets	2,112	189,146	2,971	(139,685)	54,544
Total assets	$1,925,419	$1,139,745	$469,269	$(1,295,260)	$2,239,173
Liabilities and Stockholders' Equity
Current liabilities	$33,512	$81,459	$43,170	$(25,323)	$132,818
Long-term debt	500,042	6,613	1,303	—	507,958
Non-current portion of accrued reclamation	—	46,167	29,562	—	75,729
Non-current deferred tax liability	—	11,646	134,723	(20,360)	126,009
Other non-current liabilities	44,619	5,924	(1,130)	—	49,413
Stockholders' equity	1,347,246	987,936	261,641	(1,249,577)	1,347,246
Total liabilities and stockholders' equity	$1,925,419	$1,139,745	$469,269	$(1,295,260)	$2,239,173

	As of December 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$94,167	$42,692	$18,350	$—	$155,209
Other current assets	15,972	58,453	32,273	7,626	114,324
Properties, plants, and equipment - net	2,281	1,147,770	746,760	—	1,896,811
Intercompany receivable (payable)	540,665	(301,291)	(332,553)	93,179	—
Investments in subsidiaries	1,252,191	—	—	(1,252,191)	—
Other non-current assets	2,200	165,080	1,781	(113,480)	55,581
Total assets	$1,907,476	$1,112,704	$466,611	$(1,264,866)	$2,221,925
Liabilities and Stockholders' Equity
Current liabilities	$21,087	$84,559	$30,636	$(9,198)	$127,084
Long-term debt	499,729	6,128	3,183	—	509,040
Non-current portion of accrued reclamation	—	45,494	29,055	—	74,549
Non-current deferred tax liability	—	3,264	119,836	(3,477)	119,623
Other non-current liabilities	47,734	5,834	(865)	—	52,703
Stockholders' equity	1,338,926	967,425	284,766	(1,252,191)	1,338,926
Total liabilities and stockholders' equity	$1,907,476	$1,112,704	$466,611	$(1,264,866)	$2,221,925

Unaudited Interim Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(6,135)	$81,269	$55,883	$—	$131,017
Cost of sales	—	(46,753)	(27,567)	—	(74,320)
Depreciation, depletion, amortization	—	(16,606)	(9,269)	—	(25,875)
General and administrative	(5,240)	(4,523)	(451)	—	(10,214)
Exploration and pre-development	(45)	(1,287)	(2,022)	—	(3,354)
Gain on derivative contracts	—	—	—	—	—
Equity in earnings of subsidiaries	(20,991)	—	—	20,991	—
Other (expense) income	31,793	4,336	(35,518)	(16,829)	(16,218)
Income (loss) before income taxes	(618)	16,436	(18,944)	4,162	1,036
(Provision) benefit from income taxes	—	(4,833)	(13,650)	16,829	(1,654)
Net income (loss)	(618)	11,603	(32,594)	20,991	(618)
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common stockholders	(756)	11,603	(32,594)	20,991	(756)
Net income (loss)	(618)	11,603	(32,594)	20,991	(618)
Changes in comprehensive income (loss)	1,065	8	1,060	(1,068)	1,065
Comprehensive income (loss)	$447	$11,611	$(31,534)	$19,923	$447

	Three Months Ended March 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$312	$86,934	$31,846	$—	$119,092
Cost of sales	—	(51,437)	(22,528)	—	(73,965)
Depreciation, depletion, amortization	—	(16,611)	(8,643)	—	(25,254)
General and administrative	(4,442)	(3,893)	(385)	—	(8,720)
Exploration and pre-development	(217)	(1,134)	(3,785)	—	(5,136)
Gain on derivative contracts	5,792	—	—	—	5,792
Equity in earnings of subsidiaries	40,042	—	—	(40,042)	—
Other (expense) income	(28,935)	3,567	31,006	(3,456)	2,182
Income (loss) before income taxes	12,552	17,426	27,511	(43,498)	13,991
(Provision) benefit from income taxes	—	(4,946)	51	3,456	(1,439)
Net income (loss)	12,552	12,480	27,562	(40,042)	12,552
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common stockholders	12,414	12,480	27,562	(40,042)	12,414
Net income (loss)	12,552	12,480	27,562	(40,042)	12,552
Changes in comprehensive income (loss)	1,936	(194)	2,051	(1,857)	1,936
Comprehensive income (loss)	$14,488	$12,286	$29,613	$(41,899)	$14,488

Unaudited Interim Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$7,848	$(21,658)	$(7,884)	$40,442	$18,748
Cash flows from investing activities:
Additions to properties, plants, and equipment	(53)	(18,552)	(16,049)		(34,654)
Other investing activities, net	—	215	(3,900)	—	(3,685)
Cash flows from financing activities:
Dividends paid to stockholders	(1,090)	—	—		(1,090)
Borrowings on debt	—	—	—		—
Payments on debt	—	(2,556)	(226)		(2,782)
Other financing activity	(9,833)	27,189	23,823	(40,442)	737
Effect of exchange rate changes on cash	—	—	1,535	—	1,535
Changes in cash and cash equivalents	(3,128)	(15,362)	(2,701)	—	(21,191)
Beginning cash and cash equivalents	94,167	42,692	18,350	—	155,209
Ending cash and cash equivalents	$91,039	$27,330	$15,649	$—	$134,018

	Three Months Ended March 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$15,726	$15,823	$19,902	$(30,032)	$21,419
Cash flows from investing activities:
Additions to properties, plants, and equipment	(424)	(18,163)	(8,371)	—	(26,958)
Other investing activities, net	—	25	(947)	—	(922)
Cash flows from financing activities:
Dividends paid to stockholders	(1,062)	—	—	—	(1,062)
Borrowings on debt	—	—	—	—	—
Payments on debt	—	(1,901)	(446)	—	(2,347)
Other financing activity	(15,841)	6,349	(21,544)	30,032	(1,004)
Effect of exchange rate changes on cash	—	—	(2,560)	—	(2,560)
Changes in cash and cash equivalents	(1,601)	2,133	(13,966)	—	(13,434)
Beginning cash and cash equivalents	146,885	33,824	28,956	—	209,665
Ending cash and cash equivalents	$145,284	$35,957	$14,990	$—	$196,231

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A – Business – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2015. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Hecla Mining Company and our subsidiaries have provided precious and base metals to the U.S. and worldwide since 1891. We discover, acquire, develop, and produce silver, gold, lead and zinc.

We produce lead, zinc and bulk concentrates, which we sell to custom smelters and brokers, and unrefined precipitate and bullion bars (doré) containing gold and silver, which are further refined before sale to precious metals traders.  We are organized and managed into four segments that encompass our operating and development units:  Greens Creek, Lucky Friday, Casa Berardi, and San Sebastian. The map below shows the locations of our operating units and our exploration and pre-development projects, as well as our corporate offices located in Coeur d'Alene, Idaho and Vancouver, British Columbia.

Our current business strategy is to focus our financial and human resources in the following areas:

•	operating our properties safely, in an environmentally responsible manner, and cost-effectively;
•	continue optimizing and improving operations at our Greens Creek, Lucky Friday, Casa Berardi, and San Sebastian units;
•	expanding our proven and probable reserves and production capacity at our operating properties;
•	conducting our business with financial stewardship to preserve our financial position in varying metals price environments;
•	advance permitting of the Rock Creek project, which we acquired as part of the merger with Revett Mining Company, Inc. ("Revett") in June 2015 as discussed further below;
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

A number of key factors may impact the execution of our strategy, including regulatory issues and metals prices. Metals prices can be very volatile. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control. Average market prices of silver, gold, lead, and zinc in the first three months of 2016 were lower than their levels from the comparable period last year, as illustrated by the table in Results of Operations below. While we believe current global economic and industrial trends could result in continued demand for the metals we produce, prices have been volatile and there can be no assurance that current prices will continue.

The total principal amount of our Senior Notes due May 1, 2021 is $506.5 million and the Senior Notes bear interest at a rate of 6.875% per year. The net proceeds from the Senior Notes were primarily used for the acquisition of Aurizon in June 2013 (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited)). As discussed in the Financial Liquidity and Capital Resources section below, we believe that we will be able to meet the obligations associated with the acquisition of Aurizon and additional debt; however, a number of factors could impact our ability to meet the debt obligations and fund our other projects.

On June 15, 2015, we completed the acquisition of all of the issued and outstanding common stock of Revett. The acquired entities hold 100% ownership of two properties in northwestern Montana: the Troy Mine, which we are in the process of reclaiming, and the Rock Creek project, a significant undeveloped silver and copper deposit. In the acquisition, we paid cash of $0.9 million and each outstanding common share of Revett was exchanged for 0.1622 of a share of our common stock, for total consideration of approximately $20.1 million based on the closing price of Hecla stock of $3.06 per share on June 15, 2015. Development of Rock Creek has been challenged by conservation groups at various times, and there can be no assurance that we will be able to obtain the permitting required to develop Rock Creek.

As further discussed in the Lucky Friday Segment section below, we are in the process of constructing an internal shaft at the Lucky Friday mine (“#4 Shaft”), which, we believe, will significantly increase production and extend the life of the mine.  The #4 Shaft project will involve significant additional capital costs leading up to its expected completion date in the fourth quarter of 2016. Although we believe that our current capital resources will allow us to complete the #4 Shaft project, there are a number of factors that could affect its completion.

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

Another challenge for us is the risk associated with environmental litigation and ongoing reclamation activities. As described in Part I, Item 1A. Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2015 and Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited), it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans.  We are involved in various environmental legal matters with no assurance that the estimate of our environmental liabilities, liquidity needs, or strategic plans will not be significantly impacted as a result of these matters or new matters that may arise. We strive to ensure that our activities are conducted in compliance with applicable laws and regulations and attempt to resolve environmental litigation on as favorable terms as possible.

Results of Operations

Sales of products by metal for the three-month periods ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Silver	$56,670	$50,281
Gold	54,892	48,620
Lead	13,724	14,670
Zinc	22,525	21,037
Less: Smelter and refining charges	(16,794)	(15,516)
Sales of products	$131,017	$119,092

For the first quarter of 2016, we recorded a loss applicable to common stockholders of $0.8 million ($0.00 per basic common share), compared to income of $12.4 million ($0.03 per basic common share) during the first quarter of 2015. The following factors contributed to the results for the first three months of 2016 compared to the same period in 2015:

•	A net foreign exchange loss in the first quarter of 2016 of $8.2 million versus a net gain of $12.3 million in the same period of 2015.
•	Decreased average silver, gold, lead and zinc prices for the first quarter of 2016 compared to the same period in 2015.

		Three months ended March 31,
		2016	2015
Silver –	London PM Fix ($/ounce)	$14.84	$16.72
	Realized price per ounce	$14.93	$17.18
Gold –	London PM Fix ($/ounce)	$1,181	$1,219
	Realized price per ounce	$1,187	$1,222
Lead –	LME Final Cash Buyer ($/pound)	$0.79	$0.82
	Realized price per pound	$0.78	$0.85
Zinc –	LME Final Cash Buyer ($/pound)	$0.76	$0.94
	Realized price per pound	$0.79	$0.94

Average realized prices differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices. Due to the time elapsed between shipment of concentrates and final settlement with customers, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metal prices each period through final settlement. For the first quarter of 2016, we recorded net positive price adjustments to provisional settlements of $0.5 million compared to net positive price adjustments to provisional settlements of $2.1 million in the first quarter of 2015. The price adjustments related to silver, gold, zinc and lead contained in our concentrate shipments were largely offset by gains and losses on forward contracts for those metals for each period. See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc. Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.
•	No net activity on base metal derivative contracts in the first quarter of 2016 compared to a gain of $5.8 million in the same period of 2015.
•	Higher general and administrative expense by $1.5 million in the first quarter of 2016 compared to the same period in 2015 due primarily to increased incentive compensation.
•

An income tax provision of $1.7 million in the first quarter of 2016 compared to an income tax provision of $1.4 million in the first quarter of 2015. See the Corporate Matters section below for more information.

•

Exploration and pre-development expense decreased by $1.8 million in the first quarter of 2016 compared to the first quarter of 2015. In 2016, we have continued exploration work at our Greens Creek unit, on our land package near Durango, Mexico, and at the Casa Berardi mine and other projects on our land package in Quebec, Canada. "Pre-development expense" is defined as costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves.

•

Unrealized losses on investments of $0.7 million in the first quarter of 2016 compared to losses of $2.8 million in the first quarter of 2015. The losses were the result of impairments of certain investments being deemed to be other-than-temporary.

•

Increased gross profit at our San Sebastian and Casa Berardi units in the first quarter of 2016 of $16.0 million and $2.4 million, respectively, compared to the first quarter of 2015. This was partially offset by decreases in gross profit of $6.6 million and $0.8 million, respectively, in the first quarter of 2016 at our Greens Creek and Lucky Friday units. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, and The San Sebastian Segment sections below.

The Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three months ended March 31,
	2016	2015
Sales	$53,882	$67,355
Cost of sales and other direct production costs	(31,252)	(37,962)
Depreciation, depletion and amortization	(13,601)	(13,746)
Gross profit	$9,029	$15,647
Tons of ore milled	204,968	195,469
Production:
Silver (ounces)	2,458,276	2,035,966
Gold (ounces)	15,981	15,239
Zinc (tons)	14,611	13,920
Lead (tons)	5,087	4,930
Payable metal quantities sold:
Silver (ounces)	1,901,143	2,139,402
Gold (ounces)	11,420	13,612
Zinc (tons)	12,412	9,693
Lead (tons)	3,244	4,428
Ore grades:
Silver ounces per ton	15.17	13.78
Gold ounces per ton	0.11	0.12
Zinc percent	8.13	8.34
Lead percent	3.05	3.26
Mining cost per ton	$66.96	$73.68
Milling cost per ton	$30.99	$28.74
Cash Cost, After By-product Credits, per Silver Ounce (1)	$3.96	$3.23

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

The $6.6 million decrease in gross profit during the first quarter of 2016 compared to the same 2015 period was primarily the result of lower average prices for silver, gold, zinc and lead, impacting sales by approximately $10.0 million, as well as lower sales volume due to the timing of shipments, resulting in an approximate $3.5 million reduction in sales. These factors were partially offset by increased ore production, higher silver grades, and improved mill recoveries for all four metals produced. In addition, gross profit at Greens Creek was impacted by positive price adjustments to revenues of $0.4 million for the first quarter of 2016 compared to positive price adjustments of $1.9 million for the first quarter of 2015. Price adjustments to revenues result from changes in metals prices between transfer of title of concentrates to buyers and final settlements during the period.  The price adjustments related to silver, gold, zinc and lead contained in concentrate shipments were net of gains and losses on forward contracts for those metals for each period. The price adjustments and gains and losses on forward contracts discussed above are included in sales.

Mining costs per ton decreased by 9% in the first quarter of 2016 compared to the same period in 2015, primarily as a result of lower hourly and salary labor costs, due to lower staffing levels, less expensed development, and higher milled tons, partially offset by higher expensed diamond drilling. Milling costs per ton increased 8% in the first quarter of 2016 compared to the same period in 2015 due to higher maintenance costs and reagent costs, and higher staffing levels.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, per Silver Ounce for the first quarter of 2016 compared to the same period of 2015:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended March 31,
	2016	2015
Cash Cost, Before By-product Credits, per Silver Ounce	$19.58	$23.14
By-product credits	(15.62)	(19.91)
Cash Cost, After By-product Credits, per Silver Ounce	$3.96	$3.23

The increase in Cash Costs, After By-Product Credits, per Silver Ounce for the first quarter of 2016 compared to 2015 was the result of lower by-product credits, partially offset by higher silver production.

Mining and milling costs per ounce decreased in the first quarter of 2016 compared to 2015 on a per-ounce basis, despite milling costs increasing on a per-ton basis as discussed above, due primarily to higher silver production resulting from improved silver grades and recovery.

Other cash costs per ounce for the first quarter of 2016 were lower compared to 2015 due to the effect of higher silver production and decreased labor costs.

Treatment costs were lower in the first quarter of 2016 compared to 2015 as a result of improved payment terms from smelters and lower silver prices, as treatment costs include the value of silver not payable to us through the smelting process. The silver not payable to us is either recovered by the smelters through further processing or ultimately not recovered and included in the smelters’ waste material.

By-product credits per ounce were lower in the first quarter of 2016 compared to 2015 due to lower gold, zinc and lead prices and higher silver production due to increased silver recovery.

The difference between what we report as “production” and “payable metal quantities sold” is attributable to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually paid for by our customers according to the terms of our sales contracts.  Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades which impact the amount of metals contained in concentrates produced and sold.  The difference in payable quantities sold for 2016 compared to 2015 is due mainly to timing of concentrate shipments.

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

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2016	2015
Sales	$21,252	$19,891
Cost of sales and other direct production costs	(15,500)	(13,474)
Depreciation, depletion and amortization	(3,004)	(2,866)
Gross profit	$2,748	$3,551
Tons of ore milled	74,021	74,245
Production:
Silver (ounces)	977,084	836,719
Lead (tons)	5,951	4,948
Zinc (tons)	2,753	2,167
Payable metal quantities sold:
Silver (ounces)	928,801	781,506
Lead (tons)	5,507	4,196
Zinc (tons)	1,930	1,450
Ore grades:
Silver ounces per ton	13.67	11.75
Lead percent	8.36	7.00
Zinc percent	3.97	3.19
Mining cost per ton	$98.02	84.68
Milling cost per ton	$23.35	20.27
Cash Cost, After By-product Credits, per Silver Ounce (1)	$9.05	$9.05

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

Gross profit decreased by $0.8 million in the first quarter of 2016 compared to 2015 primarily due to lower silver, lead, and zinc prices, partially offset by increased metal production as a result of improved ore grades.

Mining and milling cost per ton increased by 16% and 15%, respectively, in the first quarter of 2016 compared to the same period in 2015 due primarily to higher labor costs.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, per Silver Ounce for the first quarter of 2016 compared to the same period of 2015:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended March 31,
	2016	2015
Cash Cost, Before By-product Credits, per Silver Ounce	$21.13	$21.68
By-product credits	(12.08)	(12.63)
Cash Cost, After By-product Credits, per Silver Ounce	$9.05	$9.05

Cash Cost, After By-product Credits, per Silver Ounce for the first quarter of 2016 was the same as in the first quarter of 2015, as higher labor costs and lower by-product credits were offset by the increased silver production.

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

The #4 Shaft project, an internal shaft at the Lucky Friday mine, is expected to provide deeper access which should in turn extend the mine's operational life and expand silver production.  We commenced engineering and construction activities on the #4 Shaft in late 2008, and our Board of Directors gave its final approval of the project in August 2011.  As of March 31, 2016, the #4 Shaft has been excavated to the 8575 level, with the final depth of the shaft to be the 8600 level. Construction of the #4 Shaft as currently designed is expected to cost approximately $225 million, including approximately $214.7 million already spent as of March 31, 2016, with completion expected in the fourth quarter of 2016.  We believe that our current capital resources will allow us to complete the project.  However, there are a number of factors that could affect completion of the project, including:  (i) a significant decline in metals prices, (ii) a reduction in available cash or credit, whether arising from decreased cash flow or other uses of available cash, (iii) increased regulatory burden, or (iv) a significant increase in operating or capital costs.

Many of the employees at our Lucky Friday unit are represented by a union. The most recent collective bargaining agreement with the union expired on April 30, 2016, and negotiations on a new agreement are ongoing.

See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for contingencies related to various accidents and other events occurring at the Lucky Friday mine in prior periods.

The Casa Berardi Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2016	2015
Sales	$32,198	$31,846
Cost of sales and other direct production costs	(20,659)	(22,528)
Depreciation, depletion and amortization	(8,501)	(8,643)
Gross profit	$3,038	$675
Tons of ore milled	216,962	188,095
Production:
Gold (ounces)	30,378	25,411
Silver (ounces)	7,005	5,912
Payable metal quantities sold:
Gold (ounces)	27,427	26,183
Silver (ounces)	7,864	5,627
Ore grades:
Gold ounces per ton	0.163	0.160
Silver ounces per ton	0.04	0.036
Mining cost per ton	$87.54	$105.50
Milling cost per ton	$18.91	$21.94
Cash Cost, After By-product Credits, per Gold Ounce (1)	$781	$974

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

Gross profit increased by $2.4 million for the first quarter of 2016 compared to the same period in 2015. The increase is primarily due to increased ore tonnage. Ore grades remained consistent in the first quarter while throughput increased to an average of 2,384 tons per day in the first quarter of 2016 compared to 2,090 tons per day for the same period of 2015.

Mining cost per ton for the first quarter of 2016 was 17% lower than the first quarter of 2015 primarily due to higher ore production. Foreign exchange differences also contributed to the lower costs by approximately $9.00 per ton, as the U.S. dollar was stronger relative to the Canadian dollar in the first quarter of 2016 than it was in the first quarter of 2015.

Milling cost per ton was down 14% in the first quarter of 2016 compared to the same period in 2015 mainly due to higher ore production and foreign exchange differences noted above.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, per Gold Ounce for the first quarter of 2016:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three Months Ended March 31,
	2016	2015
Cash Cost, Before By-product Credits, per Gold Ounce	$784.66	$977.34
By-product credits	(3.39)	(3.82)
Cash Cost, After By-product Credits, per Gold Ounce	$781.27	$973.52

The decrease in Cash Cost, After By-product Credits, per Gold Ounce for the first quarter of 2016 compared to the first quarter of 2015 was primarily the result of higher gold production, which had an approximate $153 per ounce impact, and foreign exchange differences, which had an approximate $83 per ounce impact. These factors were partially offset by higher costs on a Canadian dollar basis.

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

The San Sebastian Segment

In the third quarter of 2015, we made the development decision to mine near surface, high grade portions of silver and gold deposits from shallow open pits at our San Sebastian unit in Mexico. We previously produced silver and gold from underground mines at San Sebastian from 2001 to 2005. A Preliminary Economic Assessment was completed, and development of the pits and mine production commenced in the fourth quarter of 2015. Mill production started in December 2015 with the ore processed at a leased mill. The first sales for the property came in early 2016 and included production from both December 2015 and first quarter 2016.

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
2016
Sales	$23,685
Cost of sales and other direct production costs	(6,909)
Depreciation, depletion and amortization	(769)
Gross profit	$16,007
Tons of ore milled	31,158
Production:
Silver (ounces)	1,200,339
Gold (ounces)	9,329
Payable metal quantities sold:
Silver (ounces)	958,007
Gold (ounces)	7,413
Ore grades:
Silver ounces per ton	41.26
Gold ounces per ton	0.322
Mining cost per ton	$103.72
Milling cost per ton	$69.62
Cash Cost, After By-product Credits, per Silver Ounce (1)	$(3.26)

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

The mill operated at 342 tons per day during the quarter, which is lower than the expected throughput rate going forward. The ore processed in the quarter had considerably higher grades than anticipated over the mine life, which is currently expected to be between 18 and 24 months.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for December 2016:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

Three Months Ended March 31, 2016
Cash Cost, Before By-product Credits, per Silver Ounce	$6.00
By-product credits	(9.26)
Cash Cost, After By-product Credits, per Silver Ounce	$(3.26)

The difference between what we report as "production" and "payable metal quantities sold" is mainly attributable to inventory changes incidental to the timing of sales of refined metals and shipping schedules.

We believe the identification of gold as a by-product credit is appropriate at San Sebastian because of its anticipated lower economic value compared to silver over the life of the mine. In addition, we will not receive sufficient revenue from gold at San Sebastian to warrant classification of such as a co-product. Because we consider gold to be a by-product of our silver production at San Sebastian, the value of gold offsets operating costs within our calculations of Cash Cost, After By-product Credits, per Silver Ounce. In addition to the impact of the by-product credits from gold, Cash Cost, After By-product Credits, per Silver Ounce at San Sebastian is lower compared to our other operations due to the orebody being near surface and having higher precious metal grades, resulting in a lower Cash Cost, Before By-product Credits, per Silver Ounce.

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans, while affording a significant benefit to our employees, also represent a significant liability to us. The liability recorded for the funded status of our plans was $46.3 million and $46.9 million as of March 31, 2016 and December 31, 2015, respectively. In the first quarter of 2016, we contributed approximately $2.6 million in shares of our common stock and cash to our defined benefit plans, with $2.7 million of additional contributions anticipated in 2016. While the economic variables which will determine future funding requirements are uncertain, we expect contributions to continue to be required in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Income Taxes

Each reporting period we assess our deferred tax assets utilizing long-range forecasts to provide reasonable assurance that they will be realized through future earnings.  We continue to have a net deferred tax asset in the U.S. and Mexico, and a net deferred tax liability in Canada.

Our U.S. net deferred tax asset at March 31, 2016 totaled $42.3 million, or 2% of total assets, a decrease of $0.6 million from the $42.9 million net deferred tax asset at December 31, 2015. The largest component of the deferred tax asset is deferred foreign exchange losses. The next largest component is net operating loss carryforwards. In 2015, we determined that we are indefinite Alternative Minimum taxpayers, resulting in additional valuation allowance primarily related to forecasted utilization of regular net operating loss carryforwards and the effect of re-measuring temporary deferred tax assets using a tax rate of 20% which differed from the previous rate of 35%. At March 31, 2016, we retained a valuation allowance on U.S. deferred tax assets of $102.3 million, primarily for net operating loss carryforwards.

Our net Canadian deferred tax liability at March 31, 2016 was $127.1 million, an increase of $6.8 million from the $120.3 million net deferred tax liability at December 31, 2015. The increase is due to strengthening of the Canadian dollar relative to the U.S. dollar during the period, resulting in a higher U.S. dollar value for the liability. The deferred tax liability is the result of the acquisition of Aurizon completed on June 1, 2013, and is primarily related to the excess of the fair market value of the assets acquired over the tax bases of those assets for Canadian tax reporting, with the majority of that value allocated to mineral resources and reserves.

Our net Mexican deferred tax asset at March 31, 2016, was $7.9 million, a decrease of $3.8 million from the $11.7 million net deferred tax asset at December 31, 2015. The deferred tax asset is the realized portion of net operating loss carryforwards supported by forecasted income from operations at San Sebastian. An $11.0 million valuation allowance remains on deferred tax assets in foreign jurisdictions.

Our effective tax rate for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was impacted by the effects of the U.S. deduction for percentage depletion and the impact of taxation in foreign jurisdictions, the impacts of which were amplified by relatively low worldwide pre-tax book income.

Reconciliation of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits, Per Ounce (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The tables below present reconciliations between the non-GAAP measures of Cash Cost, Before By-product Credits, per Ounce and Cash Cost, After By-product Credits, per Ounce to the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization for our operations at the Greens Creek, Lucky Friday, San Sebastian and Casa Berardi units for the three-month periods ended March 31, 2016 and 2015. Commercial production began at the San Sebastian unit late in 2015, and as a result there is no comparative data for the first quarter of 2015.

Cash Cost, After By-product Credits, per Ounce is an important operating statistic that we utilize to measure each mine's operating performance. It also allows us to benchmark the performance of each of our mines versus those of our competitors. As a primary silver mining company, we also use the statistic on an aggregate basis - aggregating the Greens Creek, Lucky Friday and San Sebastian mines - to compare our performance with that of other primary silver mining companies. With regard to Casa Berardi, we use Cash Cost, After By-product Credits, per Gold Ounce to compare its performance with other gold mines. Similarly, the statistic is useful in identifying acquisition and investment opportunities as it provides a common tool for measuring the financial performance of other mines with varying geologic, metallurgical and operating characteristics.

Cash Cost, Before By-product Credits, per Ounce includes all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining expense, on-site general and administrative costs, royalties and mining production taxes. By-product credits include revenues earned from all metals other than the primary metal produced at each unit. Cash Cost, After By-product Credits, per Ounce provides management and investors an indication of operating cash flow, after consideration of the average price, received from production. We also use this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective. Cash Cost, After By-product Credits, per Ounce is a measure developed by precious metals companies (including the Silver Institute) in an effort to provide a uniform standard for comparison purposes. There can be no assurance, however, that our reporting of this non-GAAP measure is the same as that reported by other mining companies.

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

As depicted in the Greens Creek Unit, the Lucky Friday Unit and the San Sebastian Unit tables below, by-product credits comprise an essential element of our silver unit cost structure, distinguishing our silver operations due to the polymetallic nature of their orebodies. By-product credits included in our presentation of Cash Cost, After By-product Credits, per Silver Ounce include:

In thousands (except per ounce amounts)	Total, Greens Creek, Lucky Friday, and San Sebastian Units
	Three months ended March 31,
	2016	2015
By-product credits, all silver properties:
Zinc	$18,817	$21,690
Gold	27,456	15,508
Lead	15,057	13,893
Total by-product credits	$61,330	$51,091

By-product credits per silver ounce, all silver properties
Zinc	$4.06	$7.54
Gold	5.92	5.40
Lead	3.25	4.84
By-product credits per silver ounce	$13.23	$17.78

By-product credits included in our presentation of Cash Cost, After By-product Credits, per Gold Ounce for our Casa Berardi Unit include:

In thousands (except per ounce amounts)	Casa Berardi Unit
	Three months ended March 31,
	2016	2015
Silver by-product credits	$103	$97
By-product credits per gold ounce	$3.39	$3.82

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

In thousands (except per ounce amounts)	Total, Greens Creek, Lucky Friday and San Sebastian Units
	Three Months Ended March 31,
	2016	2015
Cash Cost, Before By-product Credits (1)	$75,979	$65,246
By-product credits	(61,330)	(51,090)
Cash Cost, After By-product Credits	14,649	14,156
Divided by ounces produced	4,635	2,873
Cash Cost, Before By-product Credits, per Silver Ounce	16.39	22.71
By-product credits per silver ounce	(13.23)	(17.78)
Cash Cost, After By-product Credits, per Silver Ounce	$3.16	$4.93
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$14,649	$14,156
Depreciation, depletion and amortization	17,374	16,612
Treatment costs	(20,963)	(19,921)
By-product credits	61,330	51,090
Change in product inventory	(1,959)	5,718
Reclamation and other costs	605	393
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$71,036	$68,048

In thousands (except per ounce amounts)	Greens Creek Unit
	Three Months Ended March 31,
	2016	2015
Cash Cost, Before By-product Credits (1)	$48,133	$47,113
By-product credits	(38,408)	(40,531)
Cash Cost, After By-product Credits	9,725	6,582
Divided by ounces produced	2,458	2,036
Cash Cost, Before By-product Credits, per Silver Ounce	19.58	23.14
By-product credits per silver ounce	(15.62)	(19.91)
Cash Cost, After By-product Credits, per Silver Ounce	$3.96	$3.23
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$9,725	$6,582
Depreciation, depletion and amortization	13,601	13,746
Treatment costs	(15,638)	(15,233)
By-product credits	38,408	40,531
Change in product inventory	(1,640)	5,694
Reclamation and other costs	398	388
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$44,854	$51,708

In thousands (except per ounce amounts)	Lucky Friday Unit
	Three Months Ended March 31,
	2016	2015
Cash Cost, Before By-product Credits (1)	$20,648	$18,133
By-product credits	(11,806)	(10,559)
Cash Cost, After By-product Credits	8,842	7,574
Divided by ounces produced	977	837
Cash Cost, Before By-product Credits, per Silver Ounce	21.13	21.68
By-product credits per silver ounce	(12.08)	(12.63)
Cash Cost, After By-product Credits, per Silver Ounce	$9.05	$9.05
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$8,842	$7,574
Depreciation, depletion and amortization	3,004	2,866
Treatment costs	(5,334)	(4,688)
By-product credits	11,806	10,559
Change in product inventory	21	24
Reclamation and other costs	166	5
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$18,505	$16,340

In thousands (except per ounce amounts)	San Sebastian Unit
	Three Months Ended March 31,
	2016	2015
Cash Cost, Before By-product Credits (1)	$7,198	$—
By-product credits	(11,116)	—
Cash Cost, After By-product Credits	(3,918)	—
Divided by ounces produced	1,200	—
Cash Cost, Before By-product Credits, per Silver Ounce	6.00	—
By-product credits per silver ounce	(9.26)	—
Cash Cost, After By-product Credits, per Silver Ounce	$(3.26)	$—
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$(3,918)	$—
Depreciation, depletion and amortization	769	—
Treatment costs	9	—
By-product credits	11,116	—
Change in product inventory	(340)	—
Reclamation and other costs	41	—
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$7,677	$—

In thousands (except ounce and per ounce amounts)	Casa Berardi Unit
	Three months ended March 31,
	2016	2015
Cash Cost, Before By-product Credits (1)	$23,836	$24,835
By-product credits	(103)	(97)
Cash Cost, After by-product credits	23,733	24,738
Divided by gold ounces produced	30,378	25,411
Cash Cost, Before By-product Credits, per Gold Ounce	784.66	977.34
By-product credits per gold ounce	(3.39)	(3.82)
Cash Cost, After By-product Credits, per Gold Ounce	$781.27	$973.52
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$23,733	$24,738
Depreciation, depletion and amortization	8,501	8,643
Treatment costs	(171)	(153)
By-product credits	103	97
Change in product inventory	(3,118)	(2,272)
Reclamation and other costs	111	118
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$29,159	$31,171

	Total, All Locations
In thousands	Three months ended March 31,
	2016	2015
Reconciliation to GAAP:
Cash Cost, After By-product Credits	$38,382	$38,894
Depreciation, depletion and amortization	25,875	25,255
Treatment costs	(21,134)	(20,074)
By-product credits	61,433	51,187
Change in product inventory	(5,077)	3,446
Reclamation and other costs	716	511
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$100,195	$99,219

(1)

Includes all direct and indirect operating costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mining production taxes, after by-product revenues earned from all metals other than the primary metal produced at each unit.

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	March 31, 2016	December 31, 2015
Cash and cash equivalents held in U.S. dollars	$118.5	$137.0
Cash and cash equivalents held in foreign currency	15.5	18.2
Total cash and cash equivalents	134.0	155.2
Marketable equity securities - non-current	2.1	1.5
Total cash, cash equivalents and investments	$136.1	$156.7

Cash and cash equivalents decreased by $21.2 million in the first three months of 2016, as discussed below, while the value of non-current marketable equity securities increased by $0.6 million (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited), on April 12, 2013, we completed an offering of Senior Notes in the total principal amount of US$500 million, and our Senior Notes have a total principal balance of $506.5 million as of March 31, 2016. The Senior Notes are due May 1, 2021 and bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for.  Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013.

The #4 Shaft project, which is discussed further in the Lucky Friday Segment section above, is expected to involve capital expenditures of approximately $225 million through 2016, including approximately $214.7 million that has been spent on the project as of March 31, 2016.

In the third quarter of 2015, we made a development decision to mine near surface, high grade portions of the silver and gold deposits at our San Sebastian project in Mexico and anticipate commencing ore production there by the end of 2015.  As a result, we believe San Sebastian will generate positive cash flows in 2016 and 2017.  However, our estimate of costs could change, and our ability to generate cash flow at San Sebastian could be impacted by changes in precious metals prices or other factors, and there can be no assurance that we will be able to develop and operate San Sebastian as anticipated.

In June 2015, we completed the acquisition of all of the outstanding common stock of Revett for total consideration of $20.1 million, consisting of $0.9 million in cash and $19.1 million in our common stock. As a result of the acquisition, we anticipate incurring costs over the next three to four years totaling approximately $18.8 million for reclamation of the Troy mine. We expect to recover approximately $16.8 million of these costs over that time period through submittal of reimbursement claims pursuant to an insurance policy held by the Revett subsidiary owning the Troy mine, and this amount is recorded as an asset as of March 31, 2016. However, there can be no assurance that we will be successful in obtaining reimbursement for such costs as anticipated.

As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited), we believe that it is probable that CoCa, our wholly-owned subsidiary, will incur a settlement liability for response costs at the Gilt Edge and Nelson Tunnel/Commodore sites, which we currently estimate to be $9.9 million after payments from insurance proceeds and another party to the settlement. In the first quarter of 2016, we deposited $3.9 million into an escrow account which would be applied towards the potential settlement. The deposit is reported as current restricted cash on our condensed consolidated balance sheet (unaudited). However, there can be no assurance the settlement will be finalized as outlined above or occur at all.

As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), in February 2016 we entered into an equity distribution agreement under which we may issue and sell shares of our common stock from time to time having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information, and the agreement can be terminated by us at any time. As of March 31, 2016, we had sold 737,275 shares under the agreement for total net proceeds of approximately $2.1 million. To date, we have we have sold 2,780,087 shares through the at-the-market program for total net proceeds of $8.1 million.

Pursuant to our common stock dividend policy described in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), our Board of Directors declared and paid dividends on common stock totaling $1.0 million in the first quarter of 2016 and $0.9 million in the first quarter of 2015. On May 4, 2016, our Board of Directors declared a dividend on common stock totaling $1.0 million payable in June 2016. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of March 31, 2016, 934,100 shares have been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at May 3, 2016, was $4.05 per share.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or financing. There can be no assurance that such financing will be available to us.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and full availability of our $100 million revolving credit facility, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing (including equity issuances), if needed, will be adequate to meet our obligations and other potential cash requirements during the next 12 months. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes, capital outlays for the #4 Shaft project and other capital expenditures, regulatory matters, litigation, potential repurchases of our common stock under the program described above, and payment of dividends on common stock, if declared by our board of directors.  We currently estimate that a total of approximately $150 million will be spent on capital expenditures, primarily for equipment, infrastructure, and development at our mines, in 2016.  We also estimate that exploration and pre-development expenditures will total approximately $15 million in 2016. However, capital, exploration, and pre-development expenditures may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate costs, sources of liquidity available to us, and other factors. A sustained downturn in metals prices or significant increase in operational or capital costs, other uses of cash, or other factors beyond our control could impact our plans.

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash provided by operating activities (in millions)	$18.7	$21.4

Cash provided by operating activities in the first quarter of 2016 decreased by $2.7 million compared to the same period in 2015. The reduction was primarily due to working capital and other operating asset and liability changes which resulted in a net cash flow decrease of $21.5 million in the first three months of 2016 compared to a net decrease in cash flows of $8.0 million in the 2015 period.   The $13.5 million variance in working capital changes is attributed to higher accounts receivable and inventory balances due to the timing of sales at Greens Creek and Casa Berardi, partially offset by higher accounts payable due to the timing of capital spending at the operations. In addition, income, as adjusted for non-cash items, was higher by $10.8 million, due primarily to gross profit generated at San Sebastian in the first quarter of 2016 following commencement of production there in December 2015.

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash used in investing activities (in millions)	$(38.3)	$(27.9)

During the first quarter of 2016 we invested $34.7 million in capital expenditures compared to $27.0 million, not including $1.6 million in capital lease additions, in the same period in 2015, with the variance primarily due to increased costs at Casa Berardi for equipment additions and construction of the new East Mine Crown Pillar pit.  We incurred increases in restricted cash of $3.9 million in the first quarter of 2016, as discussed above. In the first quarter of 2015, we purchased marketable securities having a cost basis of $0.9 million.

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash used in financing activities (in millions)	$(3.1)	$(4.4)

During the first quarter of 2016, we received $2.1 million in proceeds from sale of shares of our common stock, as discussed above. We paid cash dividends of $1.0 million and $0.9 million on our common stock in the first quarter of 2016 and 2015, respectively, and cash dividends of $0.1 million on our Series B Preferred Stock during the first quarter of each year. We made repayments on our capital leases of $2.1 million and $2.3 million in the three month periods ended March 31, 2016 and 2015, respectively. In the first quarter of 2016, we also made repayments of debt totaling $0.7 million. In addition, during the first quarter of 2016 and 2015, respectively, we acquired treasury shares for $1.3 million and $0.9 million as the result of employees' elections to satisfy their tax withholding obligations related to incentive compensation paid in stock through net share settlement. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, outstanding purchase orders, certain capital expenditures, our credit facility and lease arrangements as of March 31, 2016 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligations (1)	$8,689	$—	$—	$—	$8,689
Commitment fees (2)	500	817	—	—	1,317
Contractual obligations (3)	11,717	—	—	—	11,717
Capital lease commitments (4)	7,955	7,767	587	—	16,309
Operating lease commitments (5)	3,913	2,589	2,192	299	8,993
Supplemental executive retirement plan (6)	408	895	1,152	3,764	6,219
Defined benefit pension plans (6)	2,696	—	—	—	2,696
Senior Notes (7)	34,822	69,644	69,644	509,402	683,512
Total contractual cash obligations	$70,700	$81,712	$73,575	$513,465	$739,452

(1)

Consist of open purchase orders of approximately $3.0 million at the Greens Creek unit, $1.5 million at the Lucky Friday unit and $4.2 million at the Casa Berardi unit.  Included in these amounts are approximately $0.6 million, $1.0 million, and $0.7 million related to various capital projects at the Greens Creek, Lucky Friday and Casa Berardi units, respectively.

(2)

We have a $100 million revolving credit agreement under which we are required to pay a standby fee of 0.5% per annum on undrawn amounts under the revolving credit agreement. There was no amount drawn under the revolving credit agreement as of March 31, 2016, and the amounts above assume no amounts will be drawn during the agreement's term.  For more information on our credit facility, see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)	As of March 31, 2016, we were committed to approximately $11.7 million for various non-capital items.

(4)

Includes scheduled capital lease payments of $8.5 million, $4.7 million, and $3.1 million (including interest), respectively, for equipment at our Greens Creek, Lucky Friday and Casa Berardi units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

(7)

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021. The Senior Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for.  Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. Since the initial offering, we have issued an additional $6.5 million in aggregate principal amount of the Senior Notes to fund obligations under our defined benefit pension plan. See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At March 31, 2016, our liabilities for these matters totaled $96.7 million. Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At March 31, 2016, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2015. As described in Note 1 of the annual report, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under Item 1A. – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2015, metals prices have historically been volatile. Silver demand arises from investment demand - particularly in exchange-traded funds, industrial demand, and consumer demand. Gold demand arises primarily from investment and consumer demand.  Investment demand for silver and gold is influenced by various factors, including:  the value of the U.S. Dollar and other currencies, changing U.S. budget deficits, widening availability of exchange-traded funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertainty concerning a global economic recovery, including recent uncertainty in China, could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  Consumer demand is driven significantly by demand for jewelry and similar retail products. We believe that long-term industrial and economic trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer demand for silver and gold and industrial demand for silver.  However, China has recently experienced a lower rate of economic growth which is ongoing and could continue in the near term. There can be no assurance whether these trends will continue or how they will impact prices of the metals we produce. In the past, we have recorded impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

Processes supporting valuation of our assets and liabilities that are most significantly affected by prices include analysis of asset carrying values, depreciation, reserves, and deferred income taxes. On at least an annual basis - and more frequently if circumstances warrant - we examine our depreciation rates, reserve estimates, and the valuation allowances on our deferred tax assets. We examine the carrying values of our assets as changes in facts and circumstances warrant.  In our evaluation of carrying values and deferred taxes, we apply several pricing views to our forecasting model, including current prices, analyst price estimates, forward-curve prices, and historical prices (see Mineral Reserves, below, regarding prices used for reserve estimates). Using applicable accounting guidance and our view of metals markets, we use the probability-weighted average of the various methods to determine whether the values of our assets are fairly stated, and to determine the level of valuation allowances, if any, on our deferred tax assets.  In addition, estimates of future metals prices are used in the valuation of certain assets in the determination of the purchase price allocations for our acquisitions (see Business Combinations below).

 Sales of concentrates sold directly to customers are recorded as revenues when title and risk of loss transfer to the customer (generally at the time of shipment) at estimated forward metals prices for the estimated month of settlement. Due to the time elapsed between the time of shipment of concentrates to the customer and final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales and trade accounts receivable are adjusted to estimated settlement metals prices until final settlement by the customer. Changes in metals prices between shipment and final settlement result in changes to revenues and accounts receivable previously recorded upon shipment.  As a result, our trade accounts receivable balances related to concentrate sales are subject to changes in metals prices until final settlement occurs.  For more information, see part N. Revenue Recognition of Note 1 of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2015.

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

 Mineral Reserves

Critical estimates are inherent in the process of determining our reserves. Our reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. Metals prices are estimated at long-term averages, as described in Item 2. — Property Descriptions in our annual report filed on Form 10-K for the year ended December 31, 2015. Our assessment of reserves occurs at least annually, and periodically utilizes external audits.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at March 31, 2016, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Part II, Item 1A. – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2015).

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when title and risk of loss transfers to the customer (generally at the time of shipment) at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our annual report filed on Form 10-K for the year ended December 31, 2015).  At March 31, 2016, metals contained in concentrates and exposed to future price changes totaled approximately 1.3 million ounces of silver, 4,444 ounces of gold, 11,045 tons of zinc, and 5,247 tons of lead.  If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $5.2 million.  However, as discussed in Commodity-Price Risk Management below, we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, at times we use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments; however, there were no open contracts related to this program as of March 31, 2016 or December 31, 2015.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At March 31, 2016, we recorded a current liability of $0.5 million on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in other current liabilities.

We recognized a $6.1 million net loss during the first three months of 2016 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

The following tables summarize the quantities of metals committed under forward sales contracts at March 31, 2016 and December 31, 2015:

March 31, 2016	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2016 settlements	1,196	4	15,818	9,700	$15.29	$1,225	$0.80	$0.77

December 31, 2015	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2016 settlements	1,368	5	23,755	8,433	$14.12	$1,076	$0.71	$0.77

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

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates of the currencies involved, particularly between the U.S. dollar and Canadian dollar. We have determined that the functional currency for our Canadian operations is the U.S. dollar. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from Canadian dollars to U.S. dollars are recorded to earnings each period. For the first quarter of 2016, we recognized a net foreign exchange loss of $8.2 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 1% change in the exchange rate between the U.S. dollar and Canadian dollar from the rate at March 31, 2016 would have resulted in a change of approximately $1.4 million in our net foreign exchange gain. In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the U.S. dollar and Canadian dollar and the impact on our future operating costs at our Casa Berardi unit.  To date, we have entered into forward contracts to acquire Canadian dollars for approximately 3% of our forecasted cash operating costs at Casa Berardi from 2017 through the third quarter of 2018.  We believe these contracts qualify for hedge accounting. We may expand this program to enter into contracts covering a maximum of 75% of our forecasted future operating costs at Casa Berardi for up to the next five years, or establish additional programs to manage other foreign currency-related exposure areas.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of March 31, 2016, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Item 1A – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2015 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results.

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

HECLA MINING COMPANY
(Registrant)

Date:	May 5, 2016	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	May 5, 2016	By:	/s/ James A. Sabala
James A. Sabala, Senior Vice President and
Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – March 31, 2016

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

4.2(c)

Form of Indenture, between Hecla Mining Company, and The Bank of New York Mellon Trust Company, N.A., a national banking association. Filed as exhibit 4.2(d) to Registrant’s S-3ASR filed February 23, 2016 (Registration No. 333-209652), and incorporated herein by reference.

4.2(d)

Registration Rights Agreement, dated February 26, 2016, among Hecla Mining Company, as sponsor of the Hecla Mining Company Retirement Plan, Hecla Limited, as sponsor for the Lucky Friday Pension Plan, and U.S. Bank National Association, as trustee of the Hecla Retirement Plan. Filed as exhibit 4.1 to Registrant’s S-3ASR filed February 26, 2016 (Registration No. 333-209751), and incorporated herein by reference.

10.1

Form of Indemnification Agreement, dated March 1, 2016, between registrant and George R. Johnson and Stephen F. Ralbovsky. Filed as exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491), and incorporated herein by reference. (1)

10.2

Equity Distribution Agreement, dated as of February 23, 2016, by and among Hecla Mining Company and BMO Capital Markets Corp.  Filed as exhibit 1.1 to Registrant’s Current Report on Form 8-K filed February 23, 2016 (File No. 1-8491), and incorporated herein by reference.

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