Form 10-Q
period 2016-06-30
HECLA MINING CO/DE/
filed 2016-08-04
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      .    No XX.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding August 2, 2016
Common stock, par value $0.25 per share	386,439,941

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2016

INDEX*

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$143,613	$155,209
Investments	15,070	—
Accounts receivable:
Trade	25,667	13,490
Taxes	12,142	11,458
Other, net	32,952	16,401
Inventories:
Concentrates, doré, and stockpiled ore	28,336	22,441
Materials and supplies	23,070	23,101
Current deferred income taxes	18,386	17,980
Current restricted cash	3,900	—
Other current assets	7,999	9,453
Total current assets	311,135	269,533
Non-current investments	4,453	1,515
Non-current restricted cash and investments	999	999
Properties, plants, equipment and mineral interests, net	1,926,158	1,896,811
Non-current deferred income taxes	24,427	36,589
Reclamation insurance asset	—	13,695
Other non-current assets and deferred charges	3,638	2,783
Total assets	$2,270,810	$2,221,925
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$57,702	$51,277
Accrued payroll and related benefits	23,712	27,563
Accrued taxes	4,344	8,915
Current portion of capital leases	7,761	8,735
Current portion of debt	1,852	2,721
Other current liabilities	10,290	6,884
Current portion of accrued reclamation and closure costs	24,127	20,989
Total current liabilities	129,788	127,084
Capital leases	7,316	8,841
Accrued reclamation and closure costs	73,019	74,549
Long-term debt	500,354	500,199
Non-current deferred tax liability	127,413	119,623
Non-current pension liability	47,880	46,513
Other non-current liabilities	5,362	6,190
Total liabilities	891,132	882,999
Commitments and contingencies (Notes 2, 4, 7, 9, and 11)
SHAREHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, authorized 500,000,000 shares; issued and outstanding 2016 — 385,066,800 shares and 2015 — 378,112,840 shares	97,207	95,219
Capital surplus	1,538,148	1,519,598
Accumulated deficit	(211,258)	(232,565)
Accumulated other comprehensive loss	(30,327)	(32,631)
Less treasury stock, at cost; 2016 — 3,733,742 shares and 2015 — 2,435,518 shares issued and held in treasury	(14,131)	(10,734)
Total shareholders’ equity	1,379,678	1,338,926
Total liabilities and shareholders’ equity	$2,270,810	$2,221,925

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Sales of products	$171,302	$104,197	$302,319	$223,289
Cost of sales and other direct production costs	82,953	67,567	157,273	141,532
Depreciation, depletion and amortization	29,897	27,166	55,772	52,420
	112,850	94,733	213,045	193,952
Gross profit	58,452	9,464	89,274	29,337
Other operating expenses:
General and administrative	10,359	8,296	20,573	17,016
Exploration	3,362	4,592	6,312	9,208
Pre-development	521	1,618	925	2,138
Other operating expense	622	766	1,262	1,394
Provision for closed operations and environmental matters	1,576	9,335	2,617	9,802
Acquisition costs	402	2,147	402	2,147
	16,842	26,754	32,091	41,705
Income (loss) from operations	41,610	(17,290)	57,183	(12,368)
Other income (expense):
Loss on disposition of investments	—	(166)	—	(166)
Unrealized gain (loss) on investments	1,150	(117)	439	(2,960)
(Loss) gain on derivative contracts	(6)	(887)	(6)	4,905
Net foreign exchange (loss) gain	(1,885)	(1,833)	(10,088)	10,441
Interest and other income	113	35	201	73
Interest expense, net of amount capitalized	(5,370)	(6,541)	(11,081)	(12,733)
	(5,998)	(9,509)	(20,535)	(440)
Income (loss) before income taxes	35,612	(26,799)	36,648	(12,808)
Income tax (provision) benefit	(11,496)	132	(13,150)	(1,307)
Net income (loss)	24,116	(26,667)	23,498	(14,115)
Preferred stock dividends	(138)	(138)	(276)	(276)
Income (loss) applicable to common shareholders	$23,978	$(26,805)	$23,222	$(14,391)
Comprehensive income (loss):
Net income (loss)	$24,116	$(26,667)	$23,498	$(14,115)
Change in fair value of derivative contracts designated as hedge transactions	46	—	46	—
Reclassification of loss on disposition or impairment of marketable securities included in net income (loss)	—	166	1,000	2,993
Unrealized holding (losses) gains on investments	1,193	(1,321)	1,258	(2,212)
Comprehensive income (loss)	$25,355	$(27,822)	$25,802	$(13,334)
Basic income (loss) per common share after preferred dividends	$0.06	$(0.07)	$0.06	$(0.04)
Diluted income (loss) per common share after preferred dividends	$0.06	$(0.07)	$0.06	$(0.04)
Weighted average number of common shares outstanding - basic	383,790	371,295	381,389	370,042
Weighted average number of common shares outstanding - diluted	387,512	371,295	384,685	370,042
Cash dividends declared per common share	$0.0025	$0.0025	$0.0050	$0.0050

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2016	June 30, 2015
Operating activities:
Net income (loss)	$23,498	$(14,115)
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	56,968	52,966
(Gain) loss on investments	(439)	3,043
(Gain) loss on disposition of properties, plants, equipment, and mineral interests	(311)	190
Provision for reclamation and closure costs	2,005	10,256
Stock compensation	3,467	2,261
Deferred income taxes	10,652	(705)
Amortization of loan origination fees	926	910
Loss on derivative contracts	5,419	7,812
Foreign exchange loss (gain)	9,721	(9,672)
Other non-cash charges, net	17	25
Change in assets and liabilities, net of business acquired:
Accounts receivable	(15,910)	2,469
Inventories	(5,802)	(3,417)
Other current and non-current assets	268	(3,904)
Accounts payable and accrued liabilities	(3,820)	(4,210)
Accrued payroll and related benefits	3,135	803
Accrued taxes	(4,591)	(1,938)
Accrued reclamation and closure costs and other non-current liabilities	935	9,399
Cash provided by operating activities	86,138	52,173
Investing activities:
Additions to properties, plants, equipment and mineral interests	(76,960)	(58,272)
Acquisition of Revett, net of cash acquired	—	(809)
Proceeds from disposition of properties, plants and equipment	317	153
Purchases of investments	(16,088)	(947)
Maturities of investments	840	—
Changes in restricted cash and investment balances	(3,900)	—
Net cash used in investing activities	(95,791)	(59,875)
Financing activities:
Proceeds from sale of common stock, net of offering costs	8,121	—
Acquisition of treasury shares	(3,384)	(941)
Dividends paid to common shareholders	(1,914)	(1,850)
Dividends paid to preferred shareholders	(276)	(276)
Credit availability and debt issuance fees paid	(83)	(123)
Repayments of debt	(1,339)	—
Repayments of capital leases	(4,356)	(4,940)
Net cash used in financing activities	(3,231)	(8,130)
Effect of exchange rates on cash	1,288	(2,259)
Net decrease in cash and cash equivalents	(11,596)	(18,091)
Cash and cash equivalents at beginning of period	155,209	209,665
Cash and cash equivalents at end of period	$143,613	$191,574
Significant non-cash investing and financing activities:
Addition of capital lease obligations	$1,631	$2,369
Common stock issued for the acquisition of Revett	$—	$19,133
Payment of accrued compensation in stock	$5,511	$3,016

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

Note 2.    Investments and Restricted Cash

Investments

Our current investments, which are classified as "available for sale" and consist of bonds having maturities of greater than 90 days, had a fair value and cost basis of $15.1 million at June 30, 2016. We held no such investments as of December 31, 2015.

At June 30, 2016 and December 31, 2015, the fair value of our non-current investments was $4.5 million and $1.5 million, respectively.  Our non-current investments consist of marketable equity securities which are carried at fair value, and are primarily classified as “available-for-sale.”  The cost basis of our non-current investments was approximately $3.2 million and $4.0 million at June 30, 2016 and December 31, 2015, respectively. During the first quarters of 2016 and 2015, we recognized impairment charges against current earnings of $1.0 million and $2.8 million, respectively, as we determined the impairments to be other-than-temporary.

Restricted Cash and Investments

Various laws, permits, and covenants require that funds be in place for certain environmental and reclamation obligations and other potential liabilities.  We had a current restricted cash balance of $3.9 million as of June 30, 2016 representing funds deposited in escrow to be applied towards a potential settlement of environmental matters for the South Dakota and Colorado Superfund sites related to CoCa Mines, Inc. (see Note 4 for more information). Our non-current restricted investments are used primarily for reclamation funding or for funding surety bonds, and were $1.0 million at each of June 30, 2016 and December 31, 2015. Non-current restricted investments primarily represent investments in money market funds and certificates of deposit.

Note 3.   Income Taxes

Major components of our income tax provision (benefit) for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Current:
Domestic	$2,506	$1,768	$—	$1,865
Foreign	1,627	(553)	2,642	155
Total current income tax provision (benefit)	4,133	1,215	2,642	2,020

Deferred:
Domestic	8,777	1,167	9,365	3,588
Foreign	(1,414)	(2,514)	1,143	(4,301)
Total deferred income tax benefit	7,363	(1,347)	10,508	(713)
Total income tax provision (benefit)	$11,496	$(132)	$13,150	$1,307

As of June 30, 2016, we have a net deferred tax asset in the U.S. of $33.5 million, a net deferred tax liability in Canada of $128.4 million, and a net deferred tax asset in Mexico of $9.3 million, for a consolidated worldwide net deferred tax liability of $85.6 million. Our ability to utilize our deferred tax assets depends on future taxable income generated from operations. At June 30, 2016 and December 31, 2015, the balances of the valuation allowances on our deferred tax assets were $110 million and $116 million, respectively, primarily for net operating losses and tax credit carryforwards. The amount of the deferred tax asset considered recoverable, however, could be reduced in the near term if estimates of future taxable income are reduced.

During the quarter ended June 30, 2016, there was a change in judgment about the realizability of our deferred tax assets in Mexico. Based on revised projections of future taxable income, tax net operating losses are now projected to be fully utilized. The valuation allowance in Mexico decreased to $1.3 million based on this change in judgment.

The current income tax provisions for the three months ended June 30, 2016 and 2015 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income due primarily to the effects of percentage depletion for all periods presented and the impact of taxation in foreign jurisdictions.

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

Rio Grande Silver Guaranty

Our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), is party to a joint venture with Emerald Mining & Leasing, LLC (“EML”) and certain other parties with respect to a land package in the Creede Mining District of Colorado that is adjacent to other land held by Rio. Rio holds a 70% interest in the joint venture. In connection with the joint venture, we are required to guarantee certain environmental remediation-related obligations of EML to a third party up to a maximum liability to us of $2.5 million. As of June 30, 2016, we have not been required to make any payments pursuant to the guaranty. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to the third party. However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties, has jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guaranty as of June 30, 2016.

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

                In August 2016, we learned that an individual filed a lawsuit against Hecla Limited and certain affiliates in state court in New Mexico alleging personal injury claims arising from alleged exposure to contaminants as a result of allegedly living on land adjacent to the Johnny M mine site.  We do not yet have enough information to conclude if Hecla Limited has any liability or to estimate any loss that it may incur.

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

The Consent Decrees were published in the Federal Register on April 26, 2016, which began a 30-day public comment period for each Consent Decree.  No comments were received and the United States has sought Court approval and entry of each Consent Decree. The Court entered the Nelson Tunnel/Commodore Waste Rock Pile Consent Decree on June 15, 2016, and CoCa is required to pay $6 million by August 12, 2016. The Court has not yet entered the Gilt Edge Consent Decree. If the Court does enter the Gilt Edge Consent Decree, then CoCa will be obligated to pay $3.9 million within 60 days , and at that point CoCa will have resolved the claims of (i) the United States and the State of South Dakota with respect to the Gilt Edge site, and (ii) the United States and the State of Colorado with respect to the Nelson Tunnel site, in each case under CERCLA and certain relevant state statutes, for all past and future response costs at each site.

There can be no assurance that the Gilt Edge Consent Decree will be entered by the Court and become final and binding.  Accordingly, in the event that matter is not settled, our accrual could materially change.

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

Other Commitments

Our contractual obligations as of June 30, 2016 included approximately $1.2 million for various costs. In addition, our open purchase orders at June 30, 2016 included approximately $1.1 million, $1.9 million and $7.2 million, respectively, for various capital items at the Lucky Friday, Casa Berardi and Greens Creek units, and approximately $0.6 million, $1.2 million, and $2.8 million, respectively, for various non-capital costs at the Lucky Friday, Casa Berardi and Greens Creek units. We also have total commitments of approximately $15.4 million relating to scheduled payments on capital leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday and Casa Berardi units (see Note 9 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of June 30, 2016, we had surety bonds totaling $111.2 million in place as financial support for future reclamation and closure costs, self insurance, and employee benefit plans. We also held a $6.5 million restricted deposit at June 30, 2016 as financial support for reclamation of the Troy mine acquired as part of the acquisition of Revett Mining Company, Inc.. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 5.    Income (Loss) Per Common Share

We are authorized to issue 500,000,000 shares of common stock, $0.25 par value per share. At June 30, 2016, there were 388,800,542 shares of our common stock issued and 3,733,742 shares issued and held in treasury, for a net of 385,066,800 shares outstanding.

For the three-month and six-month periods ended June 30, 2015, all outstanding options, restricted share units, and warrants were excluded from the computation of diluted loss per share, as our reported net losses for those periods would cause their conversion and exercise to have no effect on the calculation of loss per share. For the three-month and six-month periods ended June 30, 2016, 3,515,356 restricted stock units that are unvested or vested in the current period are included in the calculation of diluted income per share. There were no options outstanding as of June 30, 2016.

Note 6.    Business Segments

We are currently organized and managed in four reporting segments: the Greens Creek unit, the Lucky Friday unit, the Casa Berardi unit, and the San Sebastian unit. The San Sebastian unit, a historic operating property for Hecla, resumed commercial production in the fourth quarter of 2015 and was added as a new reporting segment in 2015.

The following tables present information about reportable segments for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales to unaffiliated customers:
Greens Creek	$59,574	$54,043	$113,456	$121,398
Lucky Friday	22,760	14,570	44,012	34,460
Casa Berardi	53,285	35,584	85,483	67,431
San Sebastian	35,683	—	59,368	—
	$171,302	$104,197	$302,319	$223,289
Income (loss) from operations:
Greens Creek	$14,831	$9,950	$22,909	$24,643
Lucky Friday	4,047	(585)	6,790	2,961
Casa Berardi	10,622	(3,200)	12,556	(3,964)
San Sebastian	25,583	—	40,495	—
Other	(13,473)	(23,455)	(25,567)	(36,008)
	$41,610	$(17,290)	$57,183	$(12,368)

The following table presents identifiable assets by reportable segment as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Identifiable assets:
Greens Creek	$693,948	$698,265
Lucky Friday	427,812	393,338
Casa Berardi	792,267	779,423
San Sebastian	24,483	22,238
Other	332,300	328,661
	$2,270,810	$2,221,925

Note 7.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015
Service cost	$1,077	$1,054
Interest cost	1,307	1,206
Expected return on plan assets	(1,325)	(1,345)
Amortization of prior service cost	(84)	(84)
Amortization of net (gain) loss	1,093	1,065
Net periodic pension cost	$2,068	$1,896

	Six Months Ended June 30,
	2016	2015
Service cost	$2,154	$2,108
Interest cost	2,614	2,412
Expected return on plan assets	(2,650)	(2,691)
Amortization of prior service cost	(168)	(169)
Amortization of net (gain) loss	2,186	2,130
Net periodic pension cost	$4,136	$3,790

We contributed approximately $2.6 million in shares of our common stock and cash to our defined benefit plans in February 2016, and $6.1 million in shares of our common stock in July 2016, with no additional contributions anticipated in 2016. We expect to contribute approximately $0.4 million to our unfunded supplemental executive retirement plan during 2016.

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

In June 2016, the Board of Directors granted the following restricted stock unit awards to employees:

•	952,612 restricted stock units, with one third of those vesting in June 2017, one third vesting in June 2018, and one third vesting in June 2019;
•	87,493 restricted stock units, with one half of those vesting in June 2017 and one half vesting in June 2018; and
•	43,187 restricted stock units that vest in June 2017.

The $1.8 million in expense related to the unit awards discussed above vesting in 2017 will be recognized on a straight-line basis over the twelve months following the date of the award. The $1.6 million in expense related to the unit awards discussed above vesting in 2018 will be recognized on a straight-line basis over the twenty-four months following the date of the award. The $1.4 million in expense related to the unit awards discussed above vesting in 2019 will be recognized on a straight-line basis over the thirty-six month period following the date of the award.

In the second quarter of 2016, a total of 185,353 shares of common stock were granted to nonemployee directors. We granted a total of 48,246 shares of common stock to nonemployee directors in the second quarter of 2015.

Stock-based compensation expense for restricted stock unit grants to employees and shares issued to nonemployee directors recorded in the first six months of 2016 totaled $3.5 million, compared to $2.3 million in the same period last year.

In connection with the vesting of restricted stock units and other stock grants, employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations.  As a result, in the first six months of 2016 we withheld 997,678 shares valued at approximately $3.4 million, or approximately $3.40 per share. In the first six months of 2015 we withheld 284,243 shares valued at approximately $0.9 million, or approximately $3.31 per share.

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

On August 3, 2016, our Board of Directors declared a common stock dividend, pursuant to the minimum annual dividend component of the policy described above, of $0.0025 per share, for a total dividend of $1.0 million payable in September 2016. Because the average realized silver price for the second quarter of 2016 was $17.26 per ounce, below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 23, 2016, we may issue and sell shares of our common stock from time to time through ordinary broker transactions having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. The terms of sales transactions under the agreement, including trading day(s), number of shares sold in the aggregate, number of shares sold per trading day, and the floor selling price per share, are proposed by us to the sales agent. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. The shares issued under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to our shelf registration statement on Form S-3, which was filed with the SEC on February 23, 2016. As of June 30, 2016, we had sold 2,780,087 shares under the agreement for total proceeds of approximately $8.1 million, net of commissions and fees of approximately $166 thousand. Of those amounts, 2,042,812 shares were sold in the second quarter of 2016 for total proceeds of approximately $6.1 million, net of commissions and fees of approximately $124 thousand.

Common Stock Repurchase Program

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of June 30, 2016, 934,100 shares have been purchased at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at August 2, 2016, was $6.55 per share.

Warrants

At December 31, 2015, we had 2,249,550 warrants outstanding, with each warrant exercisable for 0.1622 of a share of our common stock at an exercise price of $6.17 per share. All of the warrants expired in March 2016, and there were no warrants outstanding as of June 30, 2016.

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

The Senior Notes are recorded net of a 2% initial purchaser discount totaling $10 million at the time of the April 2013 issuance and having an unamortized balance of $6.1 million as of June 30, 2016. The Senior Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for.  Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. During the six months ended June 30, 2016 and 2015, interest expense related to the Senior Notes and amortization of the initial purchaser discount and fees related to the issuance of the Senior Notes, net of $7.9 million and $6.6 million, respectively, in capitalized interest, totaled $10.2 million and $11.6 million, respectively.

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

Credit Facilities

In May 2016, we entered into a $100 million senior secured revolving credit facility with a three year term. The credit facility is collateralized by the shares of common stock held in our material domestic subsidiaries and by our joint venture interests in the Greens Creek mine, all of our rights and interests in the joint venture agreement, and all of our rights and interests in the assets of the joint venture.  This credit facility replaced our previous $100 million credit facility which had the same terms of collateral as described above. Below is information on the interest rates, standby fee, and financial covenant terms under our current credit facility:

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

(1) The leverage ratio will decrease to 4.00:1 in 2017.

We are also able to obtain letters of credit under the facility, and for any such letters we are required to pay a participation fee of between 2.25% and 3.25% based on our total leverage ratio, as well as a fronting fee to each issuing bank of 0.20% annually on the average daily dollar amount of any outstanding letters of credit. There were $2.6 million in letters of credit outstanding as of June 30, 2016.

We believe we were in compliance with all covenants under the credit agreement and no amounts were outstanding as of June 30, 2016.  We have not drawn funds on the current revolving credit facility as of the filing date of this report.

Capital Leases

We have entered into various lease agreements, primarily for equipment at our Greens Creek, Lucky Friday, and Casa Berardi units, which we have determined to be capital leases.  At June 30, 2016, the total liability balance associated with capital leases, including certain purchase option amounts, was $15.1 million, with $7.8 million of the liability classified as current and the remaining $7.3 million classified as non-current. At December 31, 2015, the total liability balance associated with capital leases was $17.6 million, with $8.7 million of the liability classified as current and $8.8 million classified as non-current. The total obligation for future minimum lease payments was $15.4 million at June 30, 2016, with $0.7 million attributed to interest.

At June 30, 2016, the annual maturities of capital lease commitments, including interest, are (in thousands):

Twelve-month period ending June 30,
2017	$7,325
2018	4,906
2019	2,482
2020	638
Total	15,351
Less: imputed interest	(661)
Net capital lease obligation	$14,690

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

In November 2015, the FASB issued ASU No. 2015-17 Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The update is designed to reduce complexity of reporting deferred income tax liabilities and assets into current and non-current amounts in a statement of financial position. The FASB has proposed the presentation of deferred income taxes, changes to deferred tax liabilities and assets be classified as non-current in the statement of financial position. The update is effective for fiscal years beginning after December 15, 2016. ASU No. 2015-17 is not expected to have a material impact on our consolidated financial statements. Our current deferred tax asset balance at June 30, 2016 was $18.4 million.

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

In March 2016, the FASB issued ASU 2016-09 Compensation - Stock Compensation (Topic 718). The objective of the update is to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences and financial statement classification. The update is effective for annual and interim reporting periods beginning after December 15, 2016. We are currently evaluating the impact of the guidance on our consolidated financial statements.

Note 11.    Derivative Instruments

Foreign Currency

Our wholly-owned subsidiary owning the Casa Berardi mine is a U.S. dollar ("USD")-functional entity which routinely incurs expenses denominated in Canadian dollars ("CAD"), and such expenses expose us to exchange rate fluctuations between the USD and CAD. In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. The program utilizes forward contracts to sell CAD, and each contract is designated as a cash flow hedge. As of June 30, 2016, we have 70 forward contracts outstanding to sell CAD$175 million having a notational amount of US$135.9 million. These contracts represent between 20% and 44% of our forecasted cash operating costs at Casa Berardi from 2017 through 2020 and have USD-to-CAD exchange rates ranging between 1.2787 and 1.3031. Our risk management policy provides for up to 75% of our forecasted CAD-denominated operating costs for five years into the future to be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of June 30, 2016, we recorded the following balances for the fair value of the contracts:

•	a non-current asset of $0.5 million, which is included in other non-current assets;
•	a current liability of $0.1 million, which is included in other current liabilities, and
•	a non-current liability of $0.4 million, which is included in other non-current liabilities.

Net unrealized gains of approximately $46,000 related to the effective portion of the hedges were included in accumulated other comprehensive income as of June 30, 2016. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $0.1 million in net unrealized losses included in accumulated other comprehensive income as of June 30, 2016 would be reclassified to current earnings in the next twelve months. Net unrealized losses of approximately $6,000 related to ineffectiveness of the hedges were included in current earnings for the six months ended June 30, 2016.

Metals Prices

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, at times we use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments; however, there were no open contracts related to this latter program as of June 30, 2016 or December 31, 2015. These contracts are not designated as hedges and are marked-to-market through earnings each period.  At June 30, 2016, we recorded a current liability of $3.4 million on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in other current liabilities.

We recognized a $11.8 million net loss during the first six months of 2016 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

The following tables summarize the quantities of metals committed under forward sales contracts at June 30, 2016 and December 31, 2015:

June 30, 2016	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2016 settlements	1,523	4	19,731	8,818	$17.40	$1,271	$0.88	$0.79

December 31, 2015	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2016 settlements	1,368	5	23,755	8,433	$14.12	$1,076	$0.71	$0.77

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

Credit-risk-related Contingent Features

We have agreements with certain counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30, 2016, we have not posted any collateral related to these agreements. The fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.9 million as of June 30, 2016. If we had breached any of these provisions at June 30, 2016, we could have been required to settle our obligations under the agreements at their termination value of $3.8 million.

Note 12.    Fair Value Measurement

The table below sets forth our assets and liabilities that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category (in thousands).

Description	Balance at June 30, 2016	Balance at December 31, 2015	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$143,613	$155,209	Level 1
Available for sale securities:
Debt securities - municipal and corporate bonds	15,070	—	Level 2
Equity securities – mining industry	4,453	1,515	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	25,667	13,490	Level 2
Restricted cash balances:
Certificates of deposit and other deposits	4,899	999	Level 1
Derivative contracts:
Foreign exchange contracts	537	—	Level 2
Total assets	$194,239	$171,213

Liabilities:
Derivative contracts:
Foreign exchange contracts	$497	$—	Level 2
Metal forward contracts	3,401	283	Level 2
Total Liabilities	$3,898	$283

Cash and cash equivalents consist primarily of money market funds and are valued at cost, which approximates fair value, and a small portion consists of municipal bonds having maturities of less than 90 days, which are recorded at fair value.

Current available-for-sale securities consist of municipal and corporate bonds having maturities of more than 90 days, which are recorded at fair value.

Current and non-current restricted cash balances consist primarily of certificates of deposit, U.S. Treasury securities, and other deposits and are valued at cost, which approximates fair value.

Our non-current available for sale securities consist of marketable equity securities of companies in the mining industry which are valued using quoted market prices for each security.

Trade accounts receivable include amounts due to us for shipments of concentrates, doré and precipitate sold to customers.  Revenues and the corresponding accounts receivable for sales of metals products are recorded when title and risk of loss transfer to the customer (generally at the time of loading on truck or ship).  Sales of concentrates are recorded using estimated forward prices for the anticipated month of settlement applied to our estimate of payable metal quantities contained in each shipment.  Sales are recorded net of estimated treatment and refining charges, which are also impacted by changes in metals prices and quantities of contained metals.  We estimate the prices at which sales of our concentrates will be settled due to the time elapsed between shipment and final settlement with the customer.  Receivables for previously recorded concentrate sales are adjusted to reflect estimated forward metals prices at the end of each period until final settlement by the customer.  We obtain the forward metals prices used each period from a pricing service.  Changes in metal prices between shipment and final settlement result in changes to revenues previously recorded upon shipment.  The embedded derivative contained in our concentrate sales is adjusted to fair market value through earnings each period prior to final settlement.

We use financially-settled forward contracts to manage exposure to changes in the exchange rate between the U.S. Dollar and Canadian Dollar, and the impact on Canadian Dollar-denominated operating costs incurred at our Casa Berardi Unit (see Note 11 for more information). These contracts qualify for hedge accounting, with unrealized gains and losses related to the effective portion of the contracts included in accumulated other comprehensive loss, and unrealized gains and losses related to the ineffective portion of the contracts included in earnings each period. The fair value of each contract represents the present value of the difference between the forward exchange rate for the contract settlement period as of the measurement date and the contract settlement exchange rate.

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

Our Senior Notes issued in April 2013, which were recorded at their carrying value of $500.4 million, net of unamortized initial purchaser discount at June 30, 2016, had a fair value of $492.6 million at June 30, 2016. Quoted market prices, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. See Note 9 for more information.

Note 13.    Acquisitions

Proposed Acquisition of Mines Management, Inc.

On May 23, 2016, we and Mines Management, Inc. ("Mines Management") entered into a merger agreement pursuant to which we would acquire all of the issued and outstanding common stock of Mines Management. Mines Management holds 100% ownership of the Montanore project in Northwest Montana, a significant undeveloped silver and copper deposit located approximately ten miles from our Rock Creek project. In the proposed merger, each outstanding common share of Mines Management would be exchanged for 0.2218 of a share of our common stock, which had an estimated value of $0.94 per Mines Management common share based on the closing price of Hecla's common stock of $4.24 per share on May 20, 2016, the last full trading day before the merger agreement was entered into. The actual value of consideration transferred will be based on the market price of Hecla's common stock on the date the merger is consummated. Based on the closing price of Hecla stock of $6.55 per share on August 2, 2016, total consideration would be $59.1 million. A 10% change in the price per share of Hecla stock from its closing price on August 2, 2016 would result in a $5.9 million change in the amount of consideration transferred in the merger. Estimated consideration is based on us issuing approximately 9,030,010 shares of our common stock to Mines Management shareholders in the merger. All consideration given to Mines Management stockholders will be in newly issued Hecla stock. The proposed merger is subject to approval by Mine Management's stockholders. No assurance can be given as to whether the merger will be approved and consummated.

In May 2016, we entered into a term loan and security agreement with Mines Management pursuant to which we agreed to provide one or more secured loans to Mines Management in an aggregate amount not to exceed $2.3 million. The loans bear interest at a rate per annum equal to LIBOR plus 5% and will be due and payable the earlier of September 30, 2016, the date the merger is consummated, or the date of other specified events. The loans are secured by substantially all of the assets of Mines Management. The balance of the note as of June 30, 2016 was $1.4 million.

Takeover Bid of Dolly Varden Silver Corporation

On June 27, 2016, we announced a takeover bid for all of the outstanding shares of Dolly Varden Silver Corporation ("Dolly Varden") not owned by us and our affiliates for cash of CAD$0.69 per share. Dolly Varden owns 100% of the Dolly Varden historic silver property in Northwestern British Columbia, Canada. Our wholly owned subsidiary owns 2,620,291 Dolly Varden shares and warrants to purchase 1,250,000 Dolly Varden shares, representing approximately 19.8% of Dolly Varden's shares outstanding on a partially diluted basis. Based on Dolly Varden's outstanding shares and options and warrants to acquire Dolly Varden shares, and excluding shares and warrants held by us and our affiliates, total consideration would be approximately CAD$13.6 million. In late July 2016, we withdrew the bid due to the failure of a required condition precedent to its consummation.

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

•

Debt. Inter-company debt agreements have been established between certain of Hecla's subsidiaries and their parents. The related debt liability and receivable balances, accrued interest expense (if any) and income activity (if any), and payments of principal and accrued interest amounts (if any) by the subsidiary companies to their parents are eliminated in consolidation.

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

Unaudited Interim Condensed Consolidating Balance Sheets

	As of June 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$102,488	$23,720	$17,405	$—	$143,613
Other current assets	41,498	95,009	43,534	(12,519)	167,522
Properties, plants, and equipment - net	2,266	1,167,053	756,839	—	1,926,158
Intercompany receivable (payable)	553,020	(342,822)	(329,269)	119,071	—
Investments in subsidiaries	1,247,747	—	—	(1,247,747)	—
Other non-current assets	2,518	177,907	5,206	(152,114)	33,517
Total assets	$1,949,537	$1,120,867	$493,715	$(1,293,309)	$2,270,810
Liabilities and Stockholders' Equity
Current liabilities	$21,820	$82,221	$50,845	$(25,098)	$129,788
Long-term debt	500,354	5,079	2,237	—	507,670
Non-current portion of accrued reclamation	—	43,381	29,638	—	73,019
Non-current deferred tax liability	—	13,293	134,584	(20,464)	127,413
Other non-current liabilities	47,685	5,937	(380)	—	53,242
Stockholders' equity	1,379,678	970,956	276,791	(1,247,747)	1,379,678
Total liabilities and stockholders' equity	$1,949,537	$1,120,867	$493,715	$(1,293,309)	$2,270,810

	As of December 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$94,167	$42,692	$18,350	$—	$155,209
Other current assets	15,972	58,453	32,273	7,626	114,324
Properties, plants, and equipment - net	2,281	1,147,770	746,760	—	1,896,811
Intercompany receivable (payable)	540,665	(301,291)	(332,553)	93,179	—
Investments in subsidiaries	1,252,191	—	—	(1,252,191)	—
Other non-current assets	2,200	165,080	1,781	(113,480)	55,581
Total assets	$1,907,476	$1,112,704	$466,611	$(1,264,866)	$2,221,925
Liabilities and Stockholders' Equity
Current liabilities	$21,087	$84,559	$30,636	$(9,198)	$127,084
Long-term debt	499,729	6,128	3,183	—	509,040
Non-current portion of accrued reclamation	—	45,494	29,055	—	74,549
Non-current deferred tax liability	—	3,264	119,836	(3,477)	119,623
Other non-current liabilities	47,734	5,834	(865)	—	52,703
Stockholders' equity	1,338,926	967,425	284,766	(1,252,191)	1,338,926
Total liabilities and stockholders' equity	$1,907,476	$1,112,704	$466,611	$(1,264,866)	$2,221,925

Unaudited Interim Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(5,659)	$87,992	$88,969	$—	$171,302
Cost of sales	—	(47,203)	(35,750)	—	(82,953)
Depreciation, depletion, amortization	—	(15,238)	(14,659)	—	(29,897)
General and administrative	(6,474)	(3,679)	(206)	—	(10,359)
Exploration and pre-development	(113)	(1,360)	(2,410)	—	(3,883)
Loss on derivative contracts	(6)	—	—	—	(6)
Acquisition costs	(394)	(8)	—	—	(402)
Equity in earnings of subsidiaries	37,111	—	—	(37,111)	—
Other (expense) income	(349)	2,623	(8,732)	(1,732)	(8,190)
Income (loss) before income taxes	24,116	23,127	27,212	(38,843)	35,612
(Provision) benefit from income taxes	—	(8,386)	(4,842)	1,732	(11,496)
Net income (loss)	24,116	14,741	22,370	(37,111)	24,116
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common stockholders	23,978	14,741	22,370	(37,111)	23,978
Net income (loss)	24,116	14,741	22,370	(37,111)	24,116
Changes in comprehensive income (loss)	1,239	—	1,193	(1,193)	1,239
Comprehensive income (loss)	$25,355	$14,741	$23,563	$(38,304)	$25,355

	Six Months Ended June 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(11,794)	$169,261	$144,852	$—	$302,319
Cost of sales	—	(93,956)	(63,317)	—	(157,273)
Depreciation, depletion, amortization	—	(31,844)	(23,928)	—	(55,772)
General and administrative	(11,714)	(8,202)	(657)	—	(20,573)
Exploration and pre-development	(158)	(2,647)	(4,432)	—	(7,237)
Loss on derivative contracts	(6)	—	—	—	(6)
Acquisition costs	(394)	(8)	—	—	(402)
Equity in earnings of subsidiaries	16,120	—	—	(16,120)	—
Other (expense) income	31,444	6,959	(44,250)	(18,561)	(24,408)
Income (loss) before income taxes	23,498	39,563	8,268	(34,681)	36,648
(Provision) benefit from income taxes	—	(13,219)	(18,492)	18,561	(13,150)
Net income (loss)	23,498	26,344	(10,224)	(16,120)	23,498
Preferred stock dividends	(276)	—	—	—	(276)
Income (loss) applicable to common stockholders	23,222	26,344	(10,224)	(16,120)	23,222
Net income (loss)	23,498	26,344	(10,224)	(16,120)	23,498
Changes in comprehensive income (loss)	2,304	8	2,253	(2,261)	2,304
Comprehensive income (loss)	$25,802	$26,352	$(7,971)	$(18,381)	$25,802

	Three Months Ended June 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$1,081	$67,531	$35,585	$—	$104,197
Cost of sales	—	(41,512)	(26,055)	—	(67,567)
Depreciation, depletion, amortization	—	(16,452)	(10,714)	—	(27,166)
General and administrative	(4,373)	(3,392)	(531)	—	(8,296)
Exploration and pre-development	(122)	(1,445)	(4,643)	—	(6,210)
Acquisition costs	(887)	—	—	—	(887)
Loss on derivative contracts	(2,055)	(92)	—	—	(2,147)
Equity in earnings of subsidiaries	(738)	—	—	738	—
Other (expense) income	(19,573)	3,499	(22,544)	19,895	(18,723)
Income (loss) before income taxes	(26,667)	8,137	(28,902)	20,633	(26,799)
(Provision) benefit from income taxes	—	(1,956)	21,983	(19,895)	132
Net income (loss)	(26,667)	6,181	(6,919)	738	(26,667)
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common stockholders	(26,805)	6,181	(6,919)	738	(26,805)
Net income (loss)	(26,667)	6,181	(6,919)	738	(26,667)
Changes in comprehensive income (loss)	(1,156)	183	(1,264)	1,082	(1,155)
Comprehensive income (loss)	$(27,823)	$6,364	$(8,183)	$1,820	$(27,822)

	Six Months Ended June 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$1,393	$154,465	$67,431	$—	$223,289
Cost of sales	—	(92,949)	(48,583)	—	(141,532)
Depreciation, depletion, amortization	—	(33,063)	(19,357)	—	(52,420)
General and administrative	(8,815)	(7,285)	(916)	—	(17,016)
Exploration and pre-development	(339)	(2,579)	(8,428)	—	(11,346)
Gain on derivative contracts	4,905	—	—	—	4,905
Acquisition costs	(2,055)	(92)	—	—	(2,147)
Equity in earnings of subsidiaries	39,304	—	—	(39,304)	—
Other (expense) income	(48,508)	7,066	8,462	16,439	(16,541)
Income (loss) before income taxes	(14,115)	25,563	(1,391)	(22,865)	(12,808)
(Provision) benefit from income taxes	—	(6,902)	22,034	(16,439)	(1,307)
Net income (loss)	(14,115)	18,661	20,643	(39,304)	(14,115)
Preferred stock dividends	(276)	—	—	—	(276)
Income (loss) applicable to common stockholders	(14,391)	18,661	20,643	(39,304)	(14,391)
Net income (loss)	(14,115)	18,661	20,643	(39,304)	(14,115)
Changes in comprehensive income (loss)	780	(11)	787	(775)	781
Comprehensive income (loss)	$(13,335)	$18,650	$21,430	$(40,079)	$(13,334)

Unaudited Interim Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$22,190	$(8,639)	$40,815	$31,772	$86,138
Cash flows from investing activities:
Additions to properties, plants, and equipment	(40)	(43,677)	(33,243)		(76,960)
Other investing activities, net	(15,248)	317	(3,900)	—	(18,831)
Cash flows from financing activities:
Dividends paid to stockholders	(2,190)	—	—		(2,190)
Payments on debt	(1,339)	(3,836)	(520)		(5,695)
Other financing activity	(4,948)	36,863	(5,385)	(31,772)	4,654
Effect of exchange rate changes on cash	—	—	1,288	—	1,288
Changes in cash and cash equivalents	8,321	(18,972)	(945)	—	(11,596)
Beginning cash and cash equivalents	94,167	42,692	18,350	—	155,209
Ending cash and cash equivalents	$102,488	$23,720	$17,405	$—	$143,613

	Six Months Ended June 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$31,482	$49,275	$7,355	$(35,939)	$52,173
Cash flows from investing activities:					—
Additions to properties, plants, and equipment	(436)	(40,963)	(16,873)		(58,272)
Acquisition of Revett, net of cash acquired	(809)	—	—	—	(809)
Other investing activities, net	61	267	(1,122)	—	(794)
Cash flows from financing activities:					—
Dividends paid to stockholders	(2,126)	—	—	—	(2,126)
Payments on debt	—	(4,349)	(591)	—	(4,940)
Other financing activity	(47,645)	17,852	(7,210)	35,939	(1,064)
Effect of exchange rate changes on cash	—	—	(2,259)	—	(2,259)
Changes in cash and cash equivalents	(19,473)	22,082	(20,700)	—	(18,091)
Beginning cash and cash equivalents	146,885	33,824	28,956		209,665
Ending cash and cash equivalents	$127,412	$55,906	$8,256	$—	$191,574

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A – Business – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2015, as updated in Part II, Item 1A – Risk Factors in this quarterly report on Form 10-Q for the period ended June 30, 2016. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

•	continuing to seek opportunities to acquire and invest in mining properties and companies, including our recently-proposed merger with Mines Management discussed further below.

A number of key factors may impact the execution of our strategy, including regulatory issues and metals prices. Metals prices can be very volatile. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control. Average market prices of silver, zinc and lead in the first six months of 2016 were lower than their levels from the comparable period last year, with average prices for gold higher in 2016, as illustrated by the table in Results of Operations below. While we believe current global economic and industrial trends could result in continued demand for the metals we produce, prices have been volatile and there can be no assurance that current prices will continue.

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

On May 23, 2016, we and Mines Management entered into a merger agreement pursuant to which we would acquire all of the issued and outstanding common stock of Mines Management. Mines Management holds 100% ownership of the Montanore project in Northwest Montana, a significant undeveloped silver and copper deposit located approximately ten miles from our Rock Creek project. In the proposed merger, each outstanding common share of Mines Management would be exchanged for 0.2218 of a share of our common stock, for total consideration of approximately $59.1 million based on the closing price of Hecla stock of $6.55 per share on August 2, 2016. The proposed merger is subject to approval by Mine Management's stockholders. No assurance can be given as to whether the merger will be approved and consummated. See Item 1A - Risk Factors for information on potential risks relating to the merger and to us following the merger if it is consummated.

As further discussed in the Lucky Friday Segment section below, we are in the process of constructing an internal shaft at the Lucky Friday mine (“#4 Shaft”), which, we believe, will significantly increase production and extend the life of the mine.  The #4 Shaft project will involve significant additional capital costs leading up to its expected completion date in the fourth quarter of 2016. We believe that our current capital resources will allow us to complete the #4 Shaft project.

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

Results of Operations

Sales of products by metal for the three- and six-month periods ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Silver	$71,487	$32,415	$128,157	$82,696
Gold	81,028	48,037	135,920	96,657
Lead	15,330	13,417	29,053	28,086
Zinc	17,846	23,507	40,371	44,545
Less: smelter charges	(14,389)	(13,179)	(31,182)	(28,695)
Sales of products	$171,302	$104,197	$302,319	$223,289

For the second quarter and first six months of 2016, we recorded income applicable to common stockholders of $24.0 million ($0.06 per basic common share) and $23.2 million ($0.06 per basic common share), respectively, compared to losses applicable to common shareholders of $26.8 million ($0.07 per basic common share) and $14.4 million ($0.04 per basic common share) for the second quarter and first six months of 2015, respectively. The following factors contributed to the results for the second quarter and first six months of 2016 compared to the same periods in 2015:

•

Gross profit increased at our San Sebastian, Casa Berardi and Lucky Friday units by $26.5 million, $13.3 million and $4.6 million, respectively, for the second quarter of 2016, and by $42.5 million, $15.6 million and $3.8 million, respectively, for the first six months of 2016 compared to the same periods in 2015. Gross profit at our Greens Creek unit was also higher in the second quarter of 2016 compared to 2015 by $4.6 million, but was lower by $2.0 million in the first half of 2016 compared to the same period in 2015. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, and The San Sebastian Segment sections below.

•

An $8.7 million charge to provision for closed operations and environmental matters in the second quarter of 2015 for potentially resolving the exposure to liability at the Gilt Edge and Nelson Tunnel/Commodore sites, with no comparable charge impacting the results for the second quarter and first six months of 2016. See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

•

Exploration and pre-development costs were lower by $2.3 million and $4.1 million for the second quarter and first half of 2016, respectively, compared to the same periods in 2015. In 2016, we have continued exploration work at our Greens Creek unit, on our land package near Durango, Mexico, and at the Casa Berardi mine and other projects on our land package in Quebec, Canada. "Pre-development expense" is defined as costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves.

•

Acquisition costs related to the proposed merger with Mines Management and the subsequently abandoned takeover bid for Dolly Varden of $0.4 million recognized during the second quarter and first six months of 2016 compared to costs for the acquisition of Revett, completed on June 15, 2015, of $2.1 million recognized during the same periods of 2015.

•

Net foreign exchange losses in the second quarter of 2016 of $1.9 million and $10.1 million in the first half of 2016 versus a net loss of $1.8 million in the second quarter of 2015 and a net gain of $10.4 million in the first half of 2015. As discussed in Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited), in April 2016 we initiated a hedging program to manage our exposure to fluctuations in the exchange rate between the U.S. Dollar and Canadian dollar and the impact on our future operating costs at our Casa Berardi unit.

•	No net activity on base metal derivative contracts for the second quarter and first half of 2016 compared to a loss of $0.9 million and gain of $4.9 million for the same periods in 2015.
•

Higher average realized prices for silver and gold for the second quarter of 2016 compared to the same period in 2015, while average prices for lead and zinc were lower in the 2016 period. In the first half of 2016, average realized prices for silver, lead and zinc were lower than in the comparable period of 2015. However, average realized prices for gold for the first half of 2016 were higher compared to the same period of 2015. These price variances are illustrated in the table below.

		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Silver –	London PM Fix ($/ounce)	$16.78	$16.41	$15.81	$16.56
	Realized price per ounce	$17.26	$16.32	$16.15	$16.83
Gold –	London PM Fix ($/ounce)	$1,259	$1,193	$1,220	$1,206
	Realized price per ounce	$1,254	$1,194	$1,226	$1,208
Lead –	LME Final Cash Buyer ($/pound)	$0.78	$0.88	$0.79	$0.85
	Realized price per pound	$0.79	$0.94	$0.79	$0.89
Zinc –	LME Final Cash Buyer ($/pound)	$0.87	$1.00	$0.82	$0.97
	Realized price per pound	$0.89	$0.96	$0.83	$0.95

Average realized prices can differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement.  For the second quarter and first six months of 2016, we recorded net positive price adjustments to provisional settlements of $1.0 million and $1.5 million, respectively, compared to net negative price adjustments to provisional settlements of $0.6 million and positive price adjustments of $1.5 million in the second quarter and first six months of 2015, respectively. The price adjustments related to silver, gold, zinc and lead contained in our concentrate shipments were largely offset by gains and losses on forward contracts for those metals for each period (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.

•

General and administrative expense was higher by $2.1 million and $3.6 million in the second quarter and first half of 2016 compared to the same periods in 2015 due primarily to increased incentive compensation.

•

Income tax provisions of $11.5 million and $13.2 million for the three- and six-month periods ended June 30, 2016, respectively, compared to an income tax benefit of $0.1 million and $1.3 million provision for the same periods in 2015. The higher provisions are primarily the result of higher net income before taxes, partially offset by a decrease in the valuation allowance on deferred tax assets in Mexico in the second quarter of 2016. See the Corporate Matters section below for more information.

The Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales	$59,574	$54,043	$113,456	$121,398
Cost of sales and other direct production costs	(31,321)	(29,039)	(62,573)	(67,001)
Depreciation, depletion and amortization	(12,413)	(13,775)	(26,014)	(27,521)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(43,734)	(42,814)	(88,587)	(94,522)
Gross profit	$15,840	$11,229	$24,869	$26,876
Tons of ore milled	203,388	199,694	408,356	395,163
Production:
Silver (ounces)	2,117,084	1,856,125	4,575,360	3,892,091
Gold (ounces)	11,528	13,753	27,509	28,992
Zinc (tons)	15,575	15,462	30,186	29,382
Lead (tons)	5,346	5,393	10,433	10,323
Payable metal quantities sold:
Silver (ounces)	1,866,352	1,462,557	3,767,495	3,601,959
Gold (ounces)	12,099	10,431	23,519	24,043
Zinc (tons)	7,640	10,676	20,052	20,369
Lead (tons)	4,626	3,971	7,870	8,399
Ore grades:
Silver ounces per ton	13.25	12.33	14.22	13.05
Gold ounces per ton	0.09	0.11	0.10	0.11
Zinc percent	8.7%	8.9%	8.4%	8.6%
Lead percent	3.2%	3.4%	3.1%	3.3%
Mining cost per ton	$71.01	$73.60	$68.98	$73.64
Milling cost per ton	$30.67	$30.31	$30.83	$29.53
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$5.38	$3.30	$4.61	$3.27

(1)

A reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, to this non-GAAP measure can be found below in Reconciliation of Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP).

The $4.6 million increase in gross profit during the second quarter of 2016, compared to the same period in 2015, was primarily due to higher silver production as a result of higher ore grades and tonnage and improved mill recoveries, and the timing of shipments. The $2.0 million decrease in gross profit for the first six months of 2016 was primarily the result of lower average prices for silver, zinc, and lead, impacting sales by approximately $10.4 million, partially offset by increased ore production, higher silver grades, and improved recoveries.In addition, gross profit at Greens Creek was affected by positive price adjustments to revenues of $0.8 million and $1.3 million for the second quarter and first six months of 2016, respectively, compared to negative price adjustments of $0.4 million and positive price adjustments of $1.6 million for the second quarter and first six months of 2015, respectively. Price adjustments to revenues result from changes in metals prices between transfer of title of concentrates to buyers and final settlements during the period. The price adjustments related to silver, gold, zinc and lead contained in concentrate shipments were net of gains and losses on forward contracts for those metals for each period. The price adjustments and gains and losses on forward contracts discussed above are included in sales.

Mining costs per ton decreased by 4% in the first quarter and by 6% in first six months of 2016 compared to the same periods in 2015, primarily as a result of less expensed development and higher milled tons, partially offset by higher expensed diamond drilling. Milling costs per ton increased 1% in the second quarter and 4% for the first six months of 2016 compared to the same periods in 2015. The increase in milling costs is due to higher maintenance and reagent costs, and higher labor costs.

Depreciation, depletion and amortization expense was 10% and 5% less in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015, due primarily to the effect on units-of-production depreciation of weaker silver prices relative to base metal prices.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the second quarter and first six months of 2016 compared to the same periods of 2015.

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cash Cost, Before By-product Credits, per Silver Ounce	$23.22	$26.69	$21.26	$24.84
By-product credits	(17.84)	(23.39)	(16.65)	(21.57)
Cash Cost, After By-product Credits, per Silver Ounce	$5.38	$3.30	$4.61	$3.27

The increase in Cash Costs, After By-product Credits, per Silver Ounce for the second quarter and first six months was the result of lower by-product credits, partially offset by higher silver production.

Mining and milling costs decreased in the second quarter and first six months of 2016 compared to 2015 on a per-ounce basis, despite milling costs increasing on a per-ton basis as discussed above, due primarily to higher silver production resulting from improved silver grades and recovery.

Other cash costs per ounce for the second quarter and first six months of 2016 were lower compared to 2015 due to the effect of higher silver production and decreased labor costs.

Treatment costs were lower in the second quarter and first six months of 2016 compared to 2015 as a result of higher silver production and improved payment terms from smelters. Treatment charges for the first six months of 2016 were also impacted by lower silver prices, as treatment costs include the value of silver not payable to us through the smelting process. The silver not payable to us is either recovered by the smelters through further processing or ultimately not recovered and included in the smelters' waste material.

By-product credits per ounce were lower in the second quarter and first six months of 2016 compared to 2015 due to lower gold production, lower zinc and lead prices and higher silver production due to increased silver ore grades and recovery.

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

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales	$22,760	$14,569	$44,012	$34,460
Cost of sales and other direct production costs	(15,883)	(12,474)	(31,383)	(25,948)
Depreciation, depletion and amortization	(2,825)	(2,676)	(5,829)	(5,542)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(18,708)	(15,150)	(37,212)	(31,490)
Gross profit	$4,052	$(581)	$6,800	$2,970
Tons of ore milled	67,829	72,059	141,850	146,304
Production:
Silver (ounces)	857,543	613,474	1,834,627	1,450,193
Lead (tons)	5,045	4,132	10,996	9,080
Zinc (tons)	2,557	2,053	5,310	4,220
Payable metal quantities sold:
Silver (ounces)	858,965	517,654	1,787,766	1,299,070
Lead (tons)	5,037	3,158	10,543	7,354
Zinc (tons)	2,370	1,515	4,299	2,965
Ore grades:
Silver ounces per ton	13.09	8.98	13.39	10.38
Lead percent	7.76%	6.10%	8.07%	6.56%
Zinc percent	4.02%	3.10%	4.00%	3.14%
Mining cost per ton	$100.77	$99.14	$99.34	$91.80
Milling cost per ton	$24.97	$20.53	$24.13	$20.40
Cash Cost, After By-product Credits, per Silver Ounce (1)	$9.94	$12.58	$9.47	$10.55

(1)

A reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, to this non-GAAP measure can be found below in Reconciliation of Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP).

Gross profit increased by $4.6 million and $3.8 million in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015 primarily due to increased metal production due to improved ore grades.

Mining and milling cost per ton were higher by 2% and 22%, respectively, in the second quarter and by 8% and 18%, respectively, in the first half of 2016 compared to the same periods in 2015 due primarily to lower tonnage and higher labor costs.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the second quarter and first six months of 2016 compared to the same periods of 2015:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cash Cost, Before By-product Credits, per Silver Ounce	$22.63	$28.51	$21.84	$24.57
By-product credits	(12.69)	(15.93)	(12.37)	(14.02)
Cash Cost, After By-product Credits, per Silver Ounce	$9.94	$12.58	$9.47	$10.55

The decrease in Cash Cost, After By-product Credits, per Silver Ounce in the second quarter and first half of 2016 compared to the same periods in 2015 was the result of higher silver production, partially offset by higher labor costs and lower by-product credits due to lower lead and zinc prices.

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

The #4 Shaft project, an internal shaft at the Lucky Friday mine, is expected to provide deeper access which should in turn extend the mine's operational life and expand silver production.  We commenced engineering and construction activities on the #4 Shaft in late 2008, and our Board of Directors gave its final approval of the project in August 2011.  Excavation of the shaft to its final depth at the 8600 foot level has been completed, and remaining work includes equipping the shaft with steel sets, guides, skip loading facilities and electrical infrastructure. Construction of the #4 Shaft as currently designed is expected to cost approximately $225 million (the bulk of which has already been incurred), and we expect the shaft to be operational in the fourth quarter of 2016.  We believe that our current capital resources will allow us to complete the project.

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

The Casa Berardi Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales	$53,285	$35,585	$85,483	$67,431
Cost of sales and other direct production costs	(27,586)	(26,055)	(48,245)	(48,583)
Depreciation, depletion and amortization	(13,597)	(10,714)	(22,098)	(19,357)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(41,183)	(36,769)	(70,343)	(67,940)
Gross profit (loss)	$12,102	$(1,184)	$15,140	$(509)
Tons of ore milled	218,226	219,002	435,188	407,097
Production:
Gold (ounces)	41,955	30,939	72,333	56,350
Silver (ounces)	8,668	7,551	15,673	13,463
Payable metal quantities sold:
Gold (ounces)	42,764	29,806	70,191	55,989
Silver (ounces)	7,566	6,286	15,430	11,913
Ore grades:
Gold ounces per ton	0.22	0.17	0.19	0.16
Silver ounces per ton	0.04	0.04	0.04	0.04
Mining cost per ton	$91.56	$95.88	$89.55	$100.33
Milling cost per ton	$19.82	$18.95	$19.36	$20.33
Cash Cost, After By-product Credits, per Gold Ounce (1)	$601	$832	$676	$896

(1)

A reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, to this non-GAAP measure can be found below in Reconciliation of Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP).

Gross profit increased by $13.3 million and $15.6 million for the second quarter and first half of 2016, respectively, compared to the same periods of the prior year. The increase is primarily due to higher gold production due to higher ore grades, recoveries, and gold prices. The higher gold production for the first half of 2016 was also a result of higher ore throughput compared to the first half of 2015.

Mining costs per ton for the second quarter and first half of 2016 were 5% and 11% lower than the same periods of last year due primarily to higher ore production. Foreign exchange differences also contributed to the lower costs by approximately $4.00 per ton and $7.00 per ton for the second quarter and first six months of 2016, respectively, compared to the same periods in 2015, as the U.S. dollar has been stronger relative to the Canadian dollar in 2016 compared to 2015.

Milling unit costs increased by 5% and decreased by 5% in the second quarter and first half of 2016, respectively, compared to the same periods in 2015, mainly due to variances in ore production and foreign exchange differences as noted above.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for the second quarter and first half of 2016 and 2015:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cash Cost, Before By-product Credits, per Gold Ounce	$604	$836	$679	$900
By-product credits	(3)	(4)	(3)	(4)
Cash Cost, After By-product Credits, per Gold Ounce	$601	$832	$676	$896

The decrease in Cash Cost, After By-product Credits, per Gold Ounce for the 2016 periods compared to 2015 was primarily the result of higher gold production, which impacted costs by approximately $218 per ounce and $198 per ounce, respectively, and foreign exchange differences, which impacted costs by approximate $38 per ounce and $64 per ounce, respectively. These factors were partially offset by higher costs on a Canadian dollar basis.

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

In 2015, we made the decision to develop the East Mine Crown Pillar ("EMCP") project, a new open pit mine at Casa Berardi. Processing of ore from the EMCP pit began in July 2016. The EMCP pit is expected to contribute approximately 5,000 ounces of gold in 2016 and between 20,000 and 30,000 ounces of gold production for each of the approximately five years remaining on the project.

The San Sebastian Segment

In the third quarter of 2015, we made the development decision to mine near-surface, high-grade portions of silver and gold deposits from shallow open pits at our San Sebastian unit in Mexico. We previously produced silver and gold from underground mines at San Sebastian from 2001 to 2005. A Preliminary Economic Assessment was completed, and development of the pits and mine production commenced in the fourth quarter of 2015. Mill production started in December 2015 with the ore processed at a leased mill. The first sales for the property came in early 2016 and included production from both December 2015 and first quarter 2016.

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Sales	$35,683	$59,368
Cost of sales and other direct production costs	(8,163)	(15,072)
Depreciation, depletion and amortization	(1,062)	(1,831)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(9,225)	(16,903)
Gross profit	$26,458	$42,465
Tons of ore milled	37,400	68,558
Production:
Silver (ounces)	1,258,103	2,458,442
Gold (ounces)	9,482	18,811
Payable metal quantities sold:
Silver (ounces)	1,408,544	2,366,550
Gold (ounces)	9,746	17,159
Ore grades:
Silver ounces per ton	35.83	38.30
Gold ounces per ton	0.27	0.29
Mining cost per ton	$91.89	$97.27
Milling cost per ton	$69.35	$69.48
Cash Cost, After By-product Credits, per Silver Ounce (1)	$(3.05)	$(3.15)

(1)

A reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, to this non-GAAP measure can be found below in Reconciliation of Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP).

The ore processed in the second quarter and first half of 2016 had considerably higher grades than anticipated over the mine life, which is currently expected to be between 18 and 24 months.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for he second quarter and first half of 2016:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Cash Cost, Before By-product Credits, per Silver Ounce	$6.43	$6.22
By-product credits	(9.48)	(9.37)
Cash Cost, After By-product Credits, per Silver Ounce	$(3.05)	$(3.15)

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

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans, while affording a significant benefit to our employees, also represent a significant liability to us. The liability recorded for the funded status of our plans was $48.3 million and $46.9 million as of June 30, 2016 and December 31, 2015, respectively. We contributed approximately $2.6 million in shares of our common stock and cash to our defined benefit plans in February 2016, and $6.1 million in shares of our common stock in July 2016, with no additional contributions anticipated in 2016. While the economic variables which will determine future funding requirements are uncertain, we expect contributions to continue to be required in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Income Taxes

Each reporting period we assess our deferred tax assets utilizing long-range forecasts to provide reasonable assurance that they will be realized through future earnings.  We continue to have a net deferred tax asset in the U.S. and Mexico, and a net deferred tax liability in Canada.

Our U.S. net deferred tax asset at June 30, 2016 totaled $33.5 million, or 1% of total assets, a decrease of $9.4 million from the $42.9 million net deferred tax asset at December 31, 2015. The largest component of the deferred tax asset is deferred foreign exchange losses. The next largest component is net operating loss carryforwards. In 2015, we determined that we are indefinite Alternative Minimum taxpayers, resulting in additional valuation allowance primarily related to forecasted utilization of regular net operating loss carryforwards and the effect of re-measuring temporary deferred tax assets using a tax rate of 20% which differed from the previous rate of 35%. At June 30, 2016, we retained a valuation allowance on U.S. deferred tax assets of $106.0 million, primarily for net operating loss carryforwards.

Our net Canadian deferred tax liability at June 30, 2016 was $128.4 million, an increase of $8.1 million from the $120.3 million net deferred tax liability at December 31, 2015. The increase is due to strengthening of the Canadian dollar relative to the U.S. dollar during the period, resulting in a higher U.S. dollar value for the liability. The deferred tax liability is the result of the acquisition of Aurizon completed on June 1, 2013, and is primarily related to the excess of the fair market value of the assets acquired over the tax bases of those assets for Canadian tax reporting, with the majority of that value allocated to mineral resources and reserves.

Our net Mexican deferred tax asset at June 30, 2016, was $9.3 million, a decrease of $2.4 million from the $11.7 million net deferred tax asset at December 31, 2015. The deferred tax asset is the realized portion of net operating loss carryforwards supported by forecasted income from operations at San Sebastian. At June 30, 2016, we recognized additional deferred tax assets in Mexico due to increased expected utilization of net operating losses as a result of San Sebastian’s operating activities. A $4.0 million valuation allowance remains on deferred tax assets in foreign jurisdictions.

Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of Cash Cost, Before By-product Credits, per Ounce and Cash Cost, After By-product Credits, per Ounce for our operations at the Greens Creek, Lucky Friday, San Sebastian and Casa Berardi units for the three- and six-month periods ended June 30, 2016 and 2015. Commercial production began at the San Sebastian unit late in 2015, and as a result there is no comparative data for the three- and six-month periods ended June 30, 2015.

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

As depicted in the Greens Creek Unit, the Lucky Friday Unit and the San Sebastian Unit tables below, by-product credits comprise an essential element of our silver unit cost structure, distinguishing our silver operations due to the polymetallic nature of their orebodies. By-product credits included in our presentation of Cash Cost, After By-product Credits, per Silver Ounce include:

In thousands (except per ounce amounts)	Total, Greens Creek, Lucky Friday and San Sebastian
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
By-product value, all silver properties:
Zinc	$22,618	$25,224	$41,435	$46,914
Gold	23,794	13,487	51,250	28,995
Lead	14,165	14,472	29,222	28,365
Total by-product credits	$60,577	$53,183	$121,907	$104,274

By-product credits per silver ounce, all silver properties
Zinc	$5.34	$10.22	$4.67	$8.78
Gold	5.62	5.46	5.78	5.43
Lead	3.35	5.86	3.30	5.31
Total by-product credits	$14.31	$21.54	$13.75	$19.52

By-product credits included in our presentation of Cash Cost, After By-product Credits, per Gold Ounce for our Casa Berardi Unit include:

In thousands (except per ounce amounts)	Casa Berardi Unit
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Silver by-product value	$144	$123	$247	$220
Silver by-product credits per gold ounce	$3	$4	$3	$4

Cost of sales and other direct production costs and depreciation, depletion and amortization is the most comparable financial measure calculated in accordance with GAAP to Cash Cost, After By-product Credits.  The sum of the cost of sales and other direct production costs and depreciation, depletion and amortization for our operating units in the tables below is presented in our Condensed Consolidated Statement of Operations and Comprehensive Income Income (Loss) (Unaudited).

In thousands (except per ounce amounts)	Total, Greens Creek, Lucky Friday and San Sebastian
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$71,667	$57,965	$142,702	$126,012
Depreciation, depletion and amortization	(16,300)	(16,451)	(33,674)	(33,063)
Treatment costs	20,527	19,305	41,912	39,226
Change in product inventory	2,122	6,119	4,081	401
Reclamation and other costs	(1,369)	96	(2,395)	(296)
Cash Cost, Before By-product Credits (1)	$76,647	$67,034	$152,626	$132,280
By-product credits	(60,577)	(53,183)	(121,907)	(104,273)
Cash Cost, After By-product Credits	16,070	13,851	30,719	28,007
Divided by silver ounces produced	4,233	2,469	8,868	5,342
Cash Cost, Before By-product Credits, per Silver Ounce	$18.11	$27.15	$17.21	$24.76
By-product credits per silver ounce	$(14.31)	$(21.54)	$(13.75)	$(19.52)
Cash Cost, After By-product Credits, per Silver Ounce	$3.80	$5.61	$3.46	$5.24

In thousands (except per ounce amounts)	Greens Creek Unit
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$43,734	$42,815	$88,587	$94,522
Depreciation, depletion and amortization	(12,413)	(13,775)	(26,014)	(27,521)
Treatment costs	15,317	15,639	30,955	30,872
Change in product inventory	2,684	4,775	4,324	(919)
Reclamation and other costs	(169)	86	(566)	(301)
Cash Cost, Before by-Product Credits (1)	$49,153	$49,540	$97,286	$96,653
By-product credits	(37,773)	(43,409)	(76,181)	(83,940)
Cash Cost, After By-product Credits	11,380	6,131	21,105	12,713
Divided by silver ounces produced	2,117	1,856	4,575	3,892
Cash Cost, Before By-product Credits, per Silver Ounce	$23.22	$26.69	$21.26	$24.84
By-product credits per silver ounce	$(17.84)	$(23.39)	$(16.65)	$(21.57)
Cash Cost, After By-product Credits, per Silver Ounce	$5.38	$3.30	$4.61	$3.27

In thousands (except per ounce amounts)	Lucky Friday Unit
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$18,708	$15,150	$37,212	$31,490
Depreciation, depletion and amortization	(2,825)	(2,676)	(5,829)	(5,542)
Treatment costs	4,778	3,666	10,112	8,354
Change in product inventory	(1,035)	1,344	(1,056)	1,320
Reclamation and other costs	(221)	10	(386)	5
Cash Cost, Before By-product Credits (1)	$19,405	$17,494	$40,053	$35,627
By-product credits	(10,880)	(9,774)	(22,686)	(20,333)
Cash Cost, After By-product Credits	8,525	7,720	17,367	15,294
Divided by silver ounces produced	858	613	1,835	1,450
Cash Cost, Before By-product Credits, per Silver Ounce	$22.63	$28.51	$21.84	$24.57
By-product credits per silver ounce	$(12.69)	$(15.93)	$(12.37)	$(14.02)
Cash Cost, After By-product Credits, per Silver Ounce	$9.94	$12.58	$9.47	$10.55

In thousands (except per ounce amounts)	San Sebastian Unit
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$9,225	$—	$16,903	$—
Depreciation, depletion and amortization	(1,062)	—	(1,831)	—
Treatment costs	432	—	845	—
Change in product inventory	473	—	813	—
Reclamation and other costs	(979)	—	(1,443)	—
Cash Cost, Before By-product Credits (1)	$8,089	$—	$15,287	$—
By-product credits	(11,924)	—	(23,040)	—
Cash Cost, After By-product Credits	(3,835)	—	(7,753)	—
Divided by silver ounces produced	1,258	—	2,458	—
Cash Cost, Before By-product Credits, per Silver Ounce	$6.43	$—	$6.22	$—
By-product credits per silver ounce	$(9.48)	$—	$(9.37)	$—
Cash Cost, After By-product Credits, per Silver Ounce	$(3.05)	$—	$(3.15)	$—

In thousands (except ounce and per ounce amounts)	Casa Berardi Unit
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$41,183	$36,769	$70,343	$67,940
Depreciation, depletion and amortization	(13,597)	(10,714)	(22,098)	(19,357)
Treatment costs	238	144	409	297
Change in product inventory	(2,366)	(206)	752	2,066
Reclamation and other costs	(116)	(117)	(228)	(235)
Cash Cost, Before By-product Credits (1)	$25,342	$25,876	$49,178	$50,711
By-product credits	(144)	(123)	(247)	(220)
Cash Cost, After by-product credits	25,198	25,753	48,931	50,491
Divided by gold ounces produced	41,955	30,939	72,333	56,350
Cash Cost, Before By-product Credits, per Gold Ounce	$604	$836	$679	$900
By-product credits per gold ounce	$(3)	$(4)	$(3)	$(4)
Cash Cost, After By-product Credits, per Gold Ounce	$601	$832	$676	$896

In thousands	Total, All Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$112,851	$94,733	$213,045	$193,952
Depreciation, depletion and amortization	$(29,897)	$(27,166)	$(55,772)	$(52,420)
Treatment costs	$20,765	$19,449	$42,321	$39,523
By-product credits	$(60,721)	$(53,306)	$(122,154)	$(104,493)
Change in product inventory	$(244)	$5,913	$4,833	$2,467
Reclamation and other costs	$(1,486)	$(19)	$(2,623)	$(531)
Cash Cost, After By-product Credits	$41,268	$39,604	$79,650	$78,498

(1)

Includes all direct and indirect operating costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mining production taxes, after by-product revenues earned from all metals other than the primary metal produced at each unit.

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	June 30, 2016	December 31, 2015
Cash and cash equivalents held in U.S. dollars	$126.7	$137.0
Cash and cash equivalents held in foreign currency	16.9	18.2
Total cash and cash equivalents	143.6	155.2
Marketable debt securities - current	15.1	—
Marketable equity securities - non-current	4.5	1.5
Total cash, cash equivalents and investments	$163.2	$156.7

Cash and cash equivalents decreased by $11.6 million in the first six months of 2016, as discussed below, while current marketable debt securities increased by $15.1 million (discussed below) and non-current marketable equity securities increased by $3.0 million (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited), on April 12, 2013, we completed an offering of Senior Notes in the total principal amount of US$500 million, and our Senior Notes have a total principal balance of $506.5 million as of June 30, 2016. The Senior Notes are due May 1, 2021 and bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for.  Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013.

In the third quarter of 2015, we made a development decision to mine near surface, high grade portions of the silver and gold deposits at our San Sebastian project in Mexico and commenced ore production at the end of 2015.  As a result, San Sebastian has generated positive cash flows in the first half of 2016, and we anticipate it will continue to do so for the rest of 2016 and a portion of 2017.  However, our estimate of costs could change, and our ability to generate cash flow at San Sebastian could be impacted by changes in precious metals prices or other factors, and there can be no assurance that we will be able to develop and operate San Sebastian as anticipated.

In June 2015, we completed the acquisition of all of the outstanding common stock of Revett for total consideration of $20.1 million, consisting of $0.9 million in cash and $19.1 million in our common stock. As a result of the acquisition, we anticipate incurring costs over the next three to four years totaling approximately $18.8 million for reclamation of the Troy mine. We expect to recover approximately $16.0 million of these costs through an insurance policy held by the Revett subsidiary owning the Troy mine, and this amount is recorded as an asset as of June 30, 2016. However, there can be no assurance that we will be successful in obtaining reimbursement for such costs as anticipated.

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

As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), in February 2016 we entered into an equity distribution agreement under which we may issue and sell shares of our common stock from time to time having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information, and the agreement can be terminated by us at any time. As of June 30, 2016, we had sold 2,780,087 shares through the at-the-market program for total net proceeds of $8.1 million.

Pursuant to our common stock dividend policy described in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), our Board of Directors declared and paid dividends on common stock totaling $1.9 million in the first half of both 2016 and 2015. On August 3, 2016, our Board of Directors declared a dividend on common stock totaling $1.0 million payable in September 2016. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of June 30, 2016, 934,100 shares have been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at August 2, 2016, was $6.55 per share.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or financing. There can be no assurance that such financing will be available to us.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and full availability of our $100 million revolving credit facility, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing (including equity issuances), if needed, will be adequate to meet our obligations and other potential cash requirements during the next 12 months. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes, capital outlays for the #4 Shaft project and other capital expenditures, potential acquisitions of other mining companies or properties, regulatory matters, litigation, potential repurchases of our common stock under the program described above, and payment of dividends on common stock, if declared by our board of directors.  We currently estimate that a total of approximately $150 million will be spent on capital expenditures, primarily for equipment, infrastructure, and development at our mines, in 2016.  We also estimate that exploration and pre-development expenditures will total approximately $19 million in 2016. However, capital, exploration, and pre-development expenditures may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate costs, sources of liquidity available to us, and other factors. A sustained downturn in metals prices or significant increase in operational or capital costs, other uses of cash, or other factors beyond our control could impact our plans.

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash provided by operating activities (in millions)	$86.1	$52.2

Cash provided by operating activities in the first half of 2016 increased by $33.9 million compared to the same period in 2015 due to higher income, as adjusted for non-cash items. The higher income is primarily due to gross profit generated at San Sebastian in the first half of 2016 following commencement of production there in December 2015 and improved metals production at Casa Berardi and Lucky Friday, partially offset by lower silver and base metals prices. Working capital and other operating asset and liability changes resulted in a net cash flow decrease of $25.8 million in the first six months of 2016 compared to a net decrease in cash flows of $0.8 million in the 2015 period.   The $25.0 million variance in working capital changes is primarily attributed to higher accounts receivable and inventory balances due primarily to the timing of shipments at Greens Creek.

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash used in investing activities (in millions)	$(95.8)	$(59.9)

During the first half of 2016, we invested $77.0 million in capital expenditures, not including $1.6 million in non-cash capital lease additions, an increase of $18.7 million compared to the same period in 2015 due to increased costs at the Casa Berardi unit for equipment additions and construction of the new East Mine Crown Pillar open pit.  In the first half of 2016, we purchased bonds having maturities of greater than 90 days having a cost basis of $16.1 million, and bonds valued at $0.8 million matured during the first half of 2016. We purchased marketable equity securities having a cost basis of $0.9 million during the first half of 2015. We recognized a cash outflow for the acquisition of Revett, net of cash acquired, of $0.8 million during the first half of 2015. We incurred increases in restricted cash of $3.9 million during the first half of 2016, as discussed above.

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash used in financing activities (in millions)	$(3.2)	$(8.1)

During the first half of 2016, we received $8.1 million in net proceeds from sale of shares of our common stock, as discussed above. We made repayments on our capital leases of $4.4 million and $4.9 million in the six-month periods ended June 30, 2016 and 2015, respectively. In the first half of 2016, we also made repayments of debt totaling $1.3 million. During the first six months of both 2016 and 2015, we paid cash dividends on our common stock totaling $1.9 million, and cash dividends of $0.3 million on our Series B Preferred Stock. We acquired treasury shares for $3.4 million and $0.9 million in the first half of 2016 and 2015, respectively, resulting from our employees' elections to satisfy their tax withholding obligations related to incentive compensation paid in stock through net share settlement. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments which are primarily related to our Senior Notes, outstanding purchase orders, certain capital expenditures, our credit facility and lease arrangements as of June 30, 2016 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligation (1)	$14,875	—	—	$—	$14,875
Commitment fees (2)	500	692	—	—	1,192
Contractual obligations (3)	1,238	—	—	—	1,238
Capital lease commitments (4)	7,325	7,388	638	—	15,351
Operating lease commitments (5)	4,791	3,088	2,154	598	10,631
Supplemental executive retirement plan (6)	413	913	1,226	3,566	6,118
Defined benefit pension plans (6)	2,696	—	—	—	2,696
Senior notes (7)	34,822	69,644	570,340	—	674,806

Total contractual cash obligations	$66,660	$81,725	$574,358	$4,164	$726,907

(1)

Consists of open purchase orders of approximately $3.2 million at the Casa Berardi unit, $10.0 million at the Greens Creek unit, and $1.7 million at the Lucky Friday unit.  Included in these amounts are approximately $1.9 million, $7.2 million, and $1.1 million related to various capital projects at the Casa Berardi, Greens Creek, and Lucky Friday units, respectively.

(2)

We have a $100 million revolving credit agreement under which we are required to pay a standby fee of 0.5% per annum on undrawn amounts under the revolving credit agreement. There was no amount drawn under the revolving credit agreement as of June 30, 2016, and the amounts above assume no amounts will be drawn during the agreement's term.  For more information on our credit facility, see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)	As of June 30, 2016, we were committed to approximately $1.2 million for various items at Greens Creek.

(4)

Includes scheduled capital lease payments of $7.0 million, $4.1 million, and $4.2 million (including interest) for equipment at our Greens Creek, Lucky Friday and Casa Berardi units, respectively.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At June 30, 2016, our liabilities for these matters totaled $97.1 million. Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At June 30, 2016, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under Item 1A. – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2015, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in exchange-traded funds, industrial demand, and consumer demand. Gold demand arises primarily from investment and consumer demand.  Investment demand for silver and gold is influenced by various factors, including:  the value of the U.S. Dollar and other currencies, changing U.S. budget deficits, widening availability of exchange-traded funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertainty concerning Britain's exit from the European Union and a global economic recovery, including recent uncertainty in China, could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  Consumer demand is driven significantly by demand for jewelry and similar retail products. We believe that long-term industrial and economic trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer demand for silver and gold and industrial demand for silver.  However, China has recently experienced a lower rate of economic growth which is ongoing and could continue in the near term. There can be no assurance whether these trends will continue or how they will impact prices of the metals we produce. In the past, we have recorded impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at June 30, 2016, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Item 1A. – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2015, as updated in Part II, Item 1A – Risk Factors in this quarterly report on Form 10-Q for the period ended June 30, 2016).

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when title and risk of loss transfers to the customer (generally at the time of shipment) at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our annual report filed on Form 10-K for the year ended December 31, 2015).  At June 30, 2016, metals contained in concentrates and exposed to future price changes totaled approximately 1.6 million ounces of silver, 5,464 ounces of gold, 10,605 tons of zinc, and 4,759 tons of lead.  If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $6.5 million.  However, as discussed in Commodity-Price Risk Management below, we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, at times we use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments; however, there were no open contracts related to this program as of June 30, 2016 or December 31, 2015.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At June 30, 2016, we recorded a current liability of $3.4 million on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in other current liabilities.

We recognized an $11.8 million net loss during the first half of 2016 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

The following tables summarize the quantities of metals committed under forward sales contracts at June 30, 2016 and December 31, 2015:

June 30, 2016	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2016 settlements	1,523	4	19,731	8,818	$17.40	$1,271	$0.88	$0.79

December 31, 2015	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2016 settlements	1,368	5	23,755	8,433	$14.12	$1,076	$0.71	$0.77

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

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates of the currencies involved, particularly between the U.S. dollar and Canadian dollar. We have determined that the functional currency for our Canadian operations is the U.S. dollar. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from Canadian dollars to U.S. dollars are recorded to earnings each period. For the first half of 2016, we recognized a net foreign exchange loss of $10.1 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the U.S. dollar and Canadian dollar from the rate at June 30, 2016 would have resulted in a change of approximately $13.9 million in our net foreign exchange gain or loss.

In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. The program utilizes forward contracts to sell CAD, and each contract is designated as a cash flow hedge. As of June 30, 2016, we have 70 forward contracts outstanding to sell CAD$175 million having a notational amount of US$135.9 million. These contracts represent between 20% and 44% of our forecasted cash operating costs at Casa Berardi from 2017 through 2020 and have USD-to-CAD exchange rates ranging from between 1.2787 and 1.3031. Our risk management policy provides for up to 75% of our forecasted CAD-denominated operating costs for five years into the future to be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of June 30, 2016, we recorded the following balances for the fair value of the contracts:

•	a non-current asset of $0.5 million, which is included in other non-current assets;
•	a current liability of $0.1 million, which is included in other current liabilities, and
•	a non-current liability of $0.4 million, which is included in other non-current liabilities.

Net unrealized gains of approximately $46,000 related to the effective portion of the hedges were included in accumulated other comprehensive income as of June 30, 2016. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $0.1 million in net unrealized losses included in accumulated other comprehensive income as of June 30, 2016 would be reclassified to current earnings in the next twelve months. Net unrealized losses of approximately $6,000 related to ineffectiveness of the hedges were included in current earnings for the six months ended June 30, 2016.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of June 30, 2016, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 23, 2016, we and Mines Management, Inc. ("Mines Management") entered into a merger agreement pursuant to which we would acquire all of the issued and outstanding common stock of Mines Management. See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The proposed merger is subject to approval by Mines Management's stockholders. The information below includes additional risk factors related to the potential acquisition.

Risk Factors Relating to the Merger

The merger with Mines Management may not be completed on the terms or timeline currently contemplated or at all. Failure to complete the merger could negatively impact our stock price and future business and financial results.

The completion of the transactions contemplated by the merger agreement is subject to certain conditions, including (1) approval and adoption by Mines Management stockholders, (2) the effectiveness of certain filings with the SEC, (3) the absence of certain legal impediments and (4) other customary closing conditions. There can be no assurance the merger will be consummated on the terms or timeline currently contemplated, or at all. We have expended and will continue to expend a significant amount of time and resources on the merger, and a failure to consummate the merger as currently contemplated, or at all, could have a material adverse effect on our business and results of operations.

If the merger is not completed, our ongoing business may be adversely affected and we will be subject to several risks, including the following:

•

having to pay substantial other costs and expenses relating to the proposed transaction, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration costs that have already been incurred and will continue to be incurred until closing;

•	the focus of our management on the merger instead of on pursuing other opportunities that could be beneficial to us; and

•	the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the merger will be completed;

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

The exchange ratio is fixed and will not be adjusted in the event of any change in either our or Mines Management’s stock price.

Upon the closing of the merger, each share of Mines Management common stock (other than shares owned by Mines Management or us, which will be cancelled) will be converted into the right to receive 0.2218 of a share of our common stock, with cash paid in lieu of fractional shares. This exchange ratio was fixed in the merger agreement and will not be adjusted for changes in the market price of either our common stock or Mines Management common stock. Changes in the price of our common stock prior to the merger will affect the market value that Mines Management stockholders will receive on the date of the merger. Stock price changes may result from a variety of factors (many of which are beyond the control of us or Mines Management), including, without limitation, the following:

•	changes in our or Mines Management’s businesses, operations, performance and prospects;

•	changes in market assessments of the business, operations and prospects of us or Mines Management;

•	investor behavior and strategies, including market assessments of the likelihood that the merger will be completed;

•	interest rates, metals prices, general market and economic conditions and other factors generally affecting the price of our and Mines Management’s common stock; and

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and Mines Management operate.

The price of our common stock at the closing of the merger may vary from its price on the date the merger agreement was executed, on the date of this proxy statement/prospectus and on the date of the special meeting of Mines Management. As a result, the market value represented by the exchange ratio will also vary.

Any delay in completing the merger may reduce or eliminate the expected benefits from the merger.

In addition to the required Mines Management stockholder approval and adoption, the merger is subject to a number of other conditions beyond our and Mines Management’s control that may prevent, delay or otherwise materially adversely affect its completion. We and Mines Management cannot predict whether and when these other conditions will be satisfied. Furthermore, obtaining the required approval and adoption could delay the completion of the merger for a significant period of time or prevent it from occurring. Any delay in completing the merger could cause us not to realize some or all of the benefits that we expect to achieve if the merger is successfully completed within its expected time frame.

The merger will involve substantial costs.

We and Mines Management have incurred and expect to continue to incur substantial costs and expenses relating directly to the transaction, including fees and expenses payable to legal, accounting and financial advisors and other professional fees relating to the transaction, insurance premium costs, fees and costs relating to regulatory filings and notices, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses.

In connection with the announcement of the merger agreement, putative class action lawsuits have been filed and are pending as of the date hereof, seeking, among other things, to enjoin the merger, and an adverse ruling in any of these lawsuits may prevent the merger from being effective or from becoming effective within the expected time frame.

While Mines Management’s and our respective directors and management teams believe that the allegations in the complaints are without merit and intend to defend vigorously against these allegations, there can be no assurance as to the outcome of these, or any similar future lawsuits, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. If any plaintiffs are successful in obtaining an injunction with respect to the merger, such an injunction may prevent the completion of the merger on the agreed upon terms, in the expected time frame or altogether. Whether or not the plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business.

Risk Factors Relating to Us Following the Merger

We will incur transaction and integration costs in connection with the merger.

We and Mines Management expect to incur transaction fees and other costs related to the merger. In addition to transaction costs related to the merger, we will incur integration costs following the completion of the merger as we integrate the Mines Management business with that of ours.

After completion of the merger, we may fail to realize anticipated benefits.

The success of the merger will depend, in part, on our ability to realize the anticipated benefits from the acquisition of Mines Management, in particular its Montanore project. Even if the Montanore project receives all of its necessary permits and successfully resolves the current and any future litigation related to its permitting and development, there is no assurance that it will be successfully developed or operated, including, among other reasons, because financing necessary to develop the project may be unavailable. Thus, if we are not able to successfully integrate Mines Management into our operations within the anticipated time frame, or at all, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

After completion of the merger, Mines Management may experience negative developments or outcomes in any of its pending litigation matters.

Mines Management is a party to several lawsuits which may impact its ability to access, develop or operate the Montanore project. Mines Management is currently involved in three different lawsuits each of which involves potential defects in title or limiting Mines Management’s access to the properties comprising the Montanore project. In addition, Mines Management has intervened in three lawsuits challenging environmental permits granted to the Montanore project. Should a development or outcome from one of these or any other lawsuit limit Mines Management’s ability to access, develop or operate the Montanore project, then we would likely be unable to realize the anticipated benefits from the acquisition of Mines Management.

The market price of our common stock following the merger may decline as a result of the merger.

The market price of our common stock following the merger may decline as a result of the merger for a number of reasons, including the unsuccessful integration of Mines Management and our business, our failure to achieve the perceived benefits of the merger, including financial results, difficulties in the Montanore permitting process or declines in the mining industry, the market prices of silver and gold or copper, our business or the economy as a whole. These factors are, to some extent, beyond our control.

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

HECLA MINING COMPANY
(Registrant)

Date:	August 4, 2016	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	August 4, 2016	By:	/s/ Lindsay A. Hall
Lindsay A. Hall, Senior Vice President and
Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – June 30, 2016

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

10.1

Fourth Amended and Restated Credit Agreement effective May 20, 2016, by and among Hecla Mining Company, Hecla Limited, Hecla Alaska LLC, Hecla Greens Creek Mining Company, and Hecla Juneau Mining Company, as the Borrowers, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 25, 2016 (File No. 1-8491), and incorporated herein by reference.

10.2	Form of Indemnification Agreement effective as of July 18, 2016, between Registrant and Lindsay Hall. Filed as exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491), and incorporated herein by references. (1)

10.3

Form of Change in Control Agreement effective as of July 18, 2016, between Registrant and Linsay Hall. Filed as exhibit 10.2 to Registrant's Form 10-K for year-end December 31, 2015 (File No. 1-8491), and incorporated herein by reference. (1)

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