Form 10-Q
period 2016-09-30
HECLA MINING CO/DE/
filed 2016-11-08
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      .    No XX.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding November 4, 2016
Common stock, par value $0.25 per share	395,286,875

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended September 30, 2016

INDEX*

*Items 2, 3 and 5 of Part II are omitted as they are not applicable.

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$167,844	$155,209
Investments	24,534	—
Accounts receivable:
Trade	26,622	13,490
Taxes	8,211	11,458
Other, net	14,122	16,401
Inventories:
Concentrates, doré, and stockpiled ore	23,005	22,441
Materials and supplies	23,074	23,101
Current deferred income taxes	8,238	17,980
Current restricted cash	3,900	—
Other current assets	10,451	9,453
Total current assets	310,001	269,533
Non-current investments	6,356	1,515
Non-current restricted cash and investments	2,184	999
Properties, plants, equipment and mineral interests, net	2,023,109	1,896,811
Non-current deferred income taxes	19,456	36,589
Reclamation insurance asset	—	13,695
Other non-current assets and deferred charges	2,573	2,783
Total assets	$2,363,679	$2,221,925
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$57,003	$51,277
Accrued payroll and related benefits	28,696	27,563
Accrued taxes	5,990	8,915
Current portion of capital leases	7,175	8,735
Current portion of debt	1,384	2,721
Current portion of accrued reclamation and closure costs	17,866	20,989
Other current liabilities	17,033	6,884
Total current liabilities	135,147	127,084
Capital leases	6,532	8,841
Accrued reclamation and closure costs	83,598	74,549
Long-term debt	500,666	500,199
Non-current deferred tax liability	124,385	119,623
Non-current pension liability	43,742	46,513
Other noncurrent liabilities	7,626	6,190
Total liabilities	901,696	882,999
Commitments and contingencies
SHAREHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, authorized 500,000,000 shares; issued and outstanding 2016 — 395,110,129 shares and 2015 — 378,112,840 shares	99,759	95,219
Capital surplus	1,594,816	1,519,598
Accumulated deficit	(186,579)	(232,565)
Accumulated other comprehensive loss	(30,942)	(32,631)
Less treasury stock, at cost; 2016 — 3,930,122 and 2015 — 2,764,973 shares issued and held in treasury	(15,110)	(10,734)
Total shareholders’ equity	1,461,983	1,338,926
Total liabilities and shareholders’ equity	$2,363,679	$2,221,925

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Sales of products	$179,393	$104,941	$481,712	$328,230
Cost of sales and other direct production costs	94,061	79,273	251,335	220,805
Depreciation, depletion and amortization	26,647	28,229	82,419	80,649
	120,708	107,502	333,754	301,454
Gross profit (loss)	58,685	(2,561)	147,958	26,776
Other operating expenses:
General and administrative	11,155	9,461	31,728	26,477
Exploration	3,859	5,540	10,171	14,748
Pre-development	550	1,696	1,475	3,834
Other operating expense	954	743	2,216	2,137
Provision for closed operations and reclamation	2,162	1,181	4,779	10,983
Acquisition costs	1,765	15	2,167	2,162
	20,445	18,636	52,536	60,341
Income (loss) from operations	38,240	(21,197)	95,422	(33,565)
Other income (expense):
Gain on derivative contracts	7	3,347	—	8,252
Unrealized gain (loss) on investments	49	(100)	488	(3,226)
Foreign exchange gain (loss)	2,375	9,077	(7,713)	19,518
Interest and other income	145	100	346	173
Interest expense, net of amount capitalized	(5,574)	(6,617)	(16,655)	(19,350)
	(2,998)	5,807	(23,534)	5,367
Income (loss) before income taxes	35,242	(15,390)	71,888	(28,198)
Income tax (provision) benefit	(9,453)	5,500	(22,603)	4,193
Net income (loss)	25,789	(9,890)	49,285	(24,005)
Preferred stock dividends	(138)	(138)	(414)	(414)
Income (loss) applicable to common shareholders	$25,651	$(10,028)	$48,871	$(24,419)
Comprehensive income (loss):
Net income (loss)	$25,789	$(9,890)	$49,285	$(24,005)
Reclassification of loss on disposition or impairment of marketable securities included in net income (loss)	—	—	1,000	2,993
Change in fair value of derivative contracts designated as hedge transactions	(1,602)	—	(1,556)	—
Unrealized holding gains (losses) on investments	987	(391)	2,245	(2,603)
Comprehensive income (loss)	$25,174	$(10,281)	$50,974	$(23,615)
Basic income (loss) per common share after preferred dividends	$0.07	$(0.03)	$0.13	$(0.07)
Diluted income (loss) per common share after preferred dividends	$0.07	$(0.03)	$0.13	$(0.07)
Weighted average number of common shares outstanding - basic	387,578	377,508	383,458	372,555
Weighted average number of common shares outstanding - diluted	389,918	377,508	386,318	372,555
Cash dividends declared per common share	$0.0025	$0.0025	$0.0075	$0.0075

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Operating activities:
Net income (loss)	$49,285	$(24,005)
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	83,900	81,475
Unrealized (gain) loss on investments	(488)	3,060
(Gain) loss on disposition of properties, plants, equipment, and mineral interests	(319)	175
Provision for reclamation and closure costs	3,685	11,028
Stock compensation	4,814	4,036
Acquisition costs	1,048	—
Deferred income taxes	10,330	(1,781)
Amortization of loan origination fees	1,397	1,365
Loss on derivative contracts	337	9,561
Foreign exchange loss (gain)	7,555	(17,566)
Other non-cash items, net	5	45
Change in assets and liabilities, net of business acquisitions:
Accounts receivable	5,776	(2,951)
Inventories	(44)	4,382
Other current and non-current assets	(539)	(6,779)
Accounts payable and accrued liabilities	2,042	3,986
Accrued payroll and related benefits	8,621	2,221
Accrued taxes	(2,894)	2,782
Accrued reclamation and closure costs and other non-current liabilities	(1,397)	7,934
Cash provided by operating activities	173,114	78,968
Investing activities:
Additions to properties, plants, equipment and mineral interests	(120,236)	(95,399)
Acquisitions of other companies, net of cash acquired	(3,931)	(809)
Proceeds from disposition of properties, plants, equipment and mineral interests	348	277
Purchases of investments	(32,847)	(947)
Maturities of investments	7,240	—
Changes in restricted cash and investment balances	(3,900)	—
Net cash used in investing activities	(153,326)	(96,878)
Financing activities:
Proceeds from sale of common stock, net of offering costs	8,121	—
Acquisition of treasury shares	(4,363)	(1,875)
Dividends paid to common shareholders	(2,882)	(2,796)
Dividends paid to preferred shareholders	(414)	(414)
Credit availability and debt issuance fees	(107)	(123)
Repayments of debt	(1,807)	(216)
Repayments of capital leases	(6,328)	(7,833)
Net cash used in financing activities	(7,780)	(13,257)
Effect of exchange rates on cash	627	(4,044)
Net increase (decrease) in cash and cash equivalents	12,635	(35,211)
Cash and cash equivalents at beginning of period	155,209	209,665
Cash and cash equivalents at end of period	$167,844	$174,454
Significant non-cash investing and financing activities:
Addition of capital lease obligations	$2,297	$4,346
Common stock issued for the acquisition of other companies	$48,109	$19,133
Payment of accrued compensation in restricted stock units	$5,511	$3,016

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

On September 13, 2016, we completed the acquisition of Mines Management, Inc. ("Mines Management"), giving us ownership of the Montanore project in Northwest Montana. The unaudited interim condensed consolidated financial statements included herein reflect our ownership of the assets previously held by Mines Management as of the September 13, 2016 acquisition date. See Note 13 for more information.

Note 2.    Investments and Restricted Cash

Investments

Our current investments, which are classified as "available for sale" and consist of bonds having maturities of greater than 90 days and less than 365 days, had a fair value and cost basis of $24.5 million at September 30, 2016. We held no such investments as of December 31, 2015.

At September 30, 2016 and December 31, 2015, the fair value of our non-current investments was $6.4 million and $1.5 million, respectively.  Our non-current investments consist of marketable equity securities which are carried at fair value, and are primarily classified as “available-for-sale.” The cost basis of our non-current investments was approximately $4.1 million and $4.0 million at September 30, 2016 and December 31, 2015, respectively. In the first nine months of 2016, we acquired marketable equity securities having a cost basis of $0.9 million. During the first quarters of 2016 and 2015, we recognized impairment charges against current earnings of $1.0 million and $2.8 million, respectively, as we determined the impairments to be other-than-temporary.

Restricted Cash and Investments

Various laws, permits, and covenants require that funds be in place for certain environmental and reclamation obligations and other potential liabilities.  We had a current restricted cash balance of $3.9 million as of September 30, 2016 representing funds deposited in escrow to be applied towards settlement of environmental matters for the South Dakota Superfund site related to our subsidiary, CoCa Mines, Inc. (see Note 4 for more information). Our non-current restricted investments are used primarily for reclamation funding or for funding surety bonds, and were $2.2 million and $1.0 million at September 30, 2016 and December 31, 2015, respectively. Non-current restricted investments primarily represent investments in money market funds and certificates of deposit.

Note 3.   Income Taxes

Major components of our income tax provision (benefit) for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Current:
Domestic	$4,123	$(4,776)	$4,122	$(2,911)
Foreign	5,773	451	8,416	606
Total current income tax provision (benefit)	9,896	(4,325)	12,538	(2,305)

Deferred:
Domestic	(5,723)	1,812	3,642	5,400
Foreign	5,280	(2,987)	6,423	(7,288)
Total deferred income tax provision (benefit)	(443)	(1,175)	10,065	(1,888)
Total income tax provision (benefit)	$9,453	$(5,500)	$22,603	$(4,193)

As of September 30, 2016, we have a net deferred tax asset in the U.S. of $24.8 million, a net deferred tax liability in Canada of $125.6 million, and a net deferred tax asset in Mexico of $2.9 million, for a consolidated worldwide net deferred tax liability of $97.9 million. Our ability to utilize our deferred tax assets depends on future taxable income generated from operations. At September 30, 2016 and December 31, 2015, the balances of the valuation allowances on our deferred tax assets were $107 million and $116 million, respectively, primarily for net operating losses and tax credit carryforwards. The amount of the deferred tax asset considered recoverable, however, could be reduced in the near term if estimates of future taxable income are reduced.

During the quarter ended June 30, 2016, there was a change in judgment about the realizability of our deferred tax assets in Mexico. Based on revised projections of future taxable income, tax net operating losses are now projected to be fully utilized. The valuation allowance in Mexico decreased to $1.3 million based on this change in judgment.

The current income tax provisions for the three and nine months ended September 30, 2016 and 2015 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income primarily due to the effects of percentage depletion for all periods presented and the impact of taxation in foreign jurisdictions.

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

Rio Grande Silver Guaranty

Our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), is party to a joint venture with Emerald Mining & Leasing, LLC (“EML”) and certain other parties with respect to a land package in the Creede Mining District of Colorado that is adjacent to other land held by Rio. Rio holds a 70% interest in the joint venture. In connection with the joint venture, we are required to guarantee certain environmental remediation-related obligations of EML to a third party up to a maximum liability to us of $2.5 million. As of September 30, 2016, we have not been required to make any payments pursuant to the guaranty. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to the third party. However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties, has jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guaranty as of September 30, 2016.

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

In September 2016, Hecla Limited was served with a lawsuit filed by an individual in state court in New Mexico alleging personal injury claims arising from alleged exposure to contaminants as a result of allegedly living on land adjacent to the Johnny M Mine site.  We do not yet have enough information to conclude if Hecla Limited has any liability or to estimate any loss that it may incur.

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

South Dakota and Colorado Superfund Sites Related to CoCa Mines, Inc.

In 1991, Hecla Limited acquired all of the outstanding common stock of CoCa Mines, Inc. (“CoCa”).  CoCa is alleged to have held prior property interests and undertaken exploration activities at the Gilt Edge Mine Superfund site in Lawrence County, South Dakota, and to have been engaged in exploration and mining activities at or near the Nelson Tunnel/Commodore Waste Rock Pile Superfund site in Creede, Colorado.  The United States and the State of South Dakota alleged that CoCa, along with other parties, is a potentially responsible party (“PRP”) under CERCLA at the Gilt Edge site.  In addition, the United States and the State of Colorado alleged that CoCa is a PRP at the Nelson Tunnel/Commodore site. The United States, South Dakota and Colorado based their claims of liability on allegations of CoCa’s historical relationship to each site, and that CoCa succeeded to the liabilities of one or more predecessor entities that may have held certain property interests at the sites or undertaken certain activities.

The United States alleged that it had incurred $118 million, plus interest, in response costs at the Gilt Edge site. At the Nelson Tunnel/Commodore site, the EPA alleges that it had incurred $10 million, plus interest, in response costs.

As a result of settlement discussions, in the second quarter of 2015 we accrued $9.9 million by recording a liability for the total amount that would be paid by CoCa to settle the Gilt Edge and Nelson Tunnel/Commodore Waste Rock Pile matters, and an asset for the estimated amount that would be recovered by CoCa from insurers and the other settling PRP with respect to the Gilt Edge site.

CoCa reached final terms of settlement on each of the matters in April 2016 in the form of Consent Decrees agreed to by CoCa and (i) the United States and the State of South Dakota with respect to the Gilt Edge site and (ii) the United States and the State of Colorado with respect to Nelson Tunnel/Commodore Waste Rock Pile site.

The Consent Decrees were approved and entered by the Courts on June 15, 2016 in the case of the Nelson Tunnel/Commodore Waste Rock Pile, and on September 19, 2016 in the case of Gilt Edge. As a result, CoCa paid an aggregate of $6 million in August 2016 to the United States and the State of Colorado, and an aggregate of $3.9 million in November 2016 to the United States and the State of South Dakota (insurers and another PRP paid an additional $6.4 million to settle the Gilt Edge matter). As a result, CoCa has resolved the claims of (i) the United States and the State of South Dakota with respect to the Gilt Edge site, and (ii) the United States and the State of Colorado with respect to the Nelson Tunnel site, in each case under CERCLA and certain relevant state statutes, for all past and future response costs at each site.

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

Other Commitments

Our contractual obligations as of September 30, 2016 included approximately $0.8 million for various costs. In addition, our open purchase orders at September 30, 2016 included approximately $1.4 million, $1.6 million and $8.3 million, respectively, for various capital items at the Lucky Friday, Casa Berardi and Greens Creek units, and approximately $0.6 million, $1.1 million, and $2.4 million, respectively, for various non-capital costs at the Lucky Friday, Casa Berardi and Greens Creek units. We also have total commitments of approximately $14.2 million relating to scheduled payments on capital leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday and Casa Berardi units (see Note 9 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of September 30, 2016, we had surety bonds totaling $105.3 million in place as financial support for future reclamation and closure costs, self insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

Other Contingencies

On April 12, 2013, the family of Larry Marek, an employee of Hecla Limited who was fatally injured in an April 2011 accident, filed a lawsuit against us and certain of our officers and employees seeking damages for, among other claims, wrongful death and infliction of emotional distress. No dollar amount of damages is specified in the complaint, which was filed in state court in Idaho (Kootenai County District Court). On April 21, 2015, the judge hearing the case granted Hecla’s motion for summary judgment and dismissed the case. The plaintiffs appealed the decision to the Idaho Supreme Court which heard arguments on August 30, 2016. No decision has yet been issued, and we cannot predict the outcome of this matter.

On December 11, 2013, four employees of Hecla Limited who were injured in a December 2011 rock burst filed a lawsuit against us and certain of our employees seeking damages for, among other claims, intentional and willful injury and infliction of emotional distress. The plaintiffs seek damages in excess of $1,000,000, as claimed in the complaint, which was filed in state court in Idaho (Kootenai County District Court). On August 28, 2015, the judge hearing the case granted Hecla’s motion for summary judgment and dismissed the case. The plaintiffs appealed the decision to the Idaho Supreme Court which heard arguments on August 30, 2016. No decision has yet been issued, and we cannot predict the outcome of this matter.

We also have certain other contingencies resulting from litigation, claims, EPA investigations, and other commitments and are subject to a variety of environmental and safety laws and regulations incident to the ordinary course of business. We currently expect that the resolution of such contingencies will not materially affect our financial position, results of operations or cash flows. However, in the future, there may be changes to these contingencies, or additional contingencies may occur, any of which might result in an accrual or a change in the estimated accruals recorded by us, and there can be no assurance that their ultimate disposition will not have a material adverse effect on our financial position, results of operations or cash flows.

Note 5.    Earnings (Loss) Per Common Share

We are authorized to issue 500,000,000 shares of common stock, $0.25 par value per share. At September 30, 2016, there were 399,040,251 shares of our common stock issued and 3,930,122 shares issued and held in treasury, for a net of 395,110,129 shares outstanding. For the three-month and nine-month periods ended September 30, 2016, 4,309,440 restricted stock units that are unvested or vested in the current period are included in the calculation of diluted income per share. There were no options outstanding for the three-month and nine-month periods ended September 30, 2016. For the three-month and nine-month periods ended September 30, 2015, all outstanding options, restricted share units, and warrants were excluded from the computation of diluted loss per share, as our reported net losses for those periods would cause their conversion and exercise to have no effect on the calculation of loss per share.

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

The following tables present information about reportable segments for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales to unaffiliated customers:
Greens Creek	$85,804	$54,351	$199,260	$175,749
Lucky Friday	26,140	13,916	70,152	48,376
Casa Berardi	41,131	36,674	126,614	104,105
San Sebastian	26,318	—	85,686	—
	$179,393	$104,941	$481,712	$328,230
Income (loss) from operations:
Greens Creek	$26,498	$21	$49,407	$24,664
Lucky Friday	6,652	(3,894)	13,442	(933)
Casa Berardi	3,691	(2,603)	16,246	(6,567)
San Sebastian	18,415	(2,420)	58,911	(7,269)
Other	(17,016)	(12,301)	(42,584)	(43,460)
	$38,240	$(21,197)	$95,422	$(33,565)

The following table presents identifiable assets by reportable segment as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Identifiable assets:
Greens Creek	$696,209	$698,265
Lucky Friday	437,925	393,338
Casa Berardi	799,570	779,423
San Sebastian	23,109	22,238
Other	406,866	328,661
	$2,363,679	$2,221,925

Note 7.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015
Service cost	$1,077	$1,054
Interest cost	1,307	1,206
Expected return on plan assets	(1,325)	(1,345)
Amortization of prior service cost	(84)	(84)
Amortization of net loss	1,093	1,065
Net periodic pension cost	$2,068	$1,896

	Nine Months Ended September 30,
	2016	2015
Service cost	$3,231	$3,162
Interest cost	3,921	3,618
Expected return on plan assets	(3,975)	(4,036)
Amortization of prior service cost	(252)	(253)
Amortization of net loss	3,279	3,195
Net periodic pension cost	$6,204	$5,686

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

The unit awards discussed above vesting in 2017 have an associated expense of $1.8 million that will be recognized on a straight-line basis over the twelve months following the date of the award. The unit awards discussed above vesting in 2018 have an associated expense of $1.6 million that will be recognized on a straight-line basis over the twenty-four months following the date of the award. The unit awards discussed above vesting in 2019 have an associated expense of $1.4 million that will be recognized on a straight-line basis over the thirty-six month period following the date of the award.

In the first nine months of 2016, a total of 185,353 shares of common stock were granted to nonemployee directors. We granted a total of 48,246 shares of common stock to nonemployee directors in the first nine months of 2015.

Stock-based compensation expense for restricted stock unit grants to employees and shares issued to nonemployee directors recorded in the first nine months of 2016 totaled $4.8 million, compared to $4.0 million in the same period last year.

In connection with the vesting of restricted stock units and other stock grants, employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations.  As a result, in the first nine months of 2016 we withheld 1,010,509 shares valued at approximately $3.5 million, or approximately $3.44 per share. In the first nine months of 2015 we withheld 613,698 shares valued at approximately $1.9 million, or approximately $3.05 per share.

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

On November 4, 2016, our Board of Directors declared a common stock dividend, pursuant to the minimum annual dividend component of the policy described above, of $0.0025 per share, for a total dividend of $1.0 million payable in December 2016. Because the average realized silver price for the second quarter of 2016 was $19.53 per ounce, below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

Acquisition of Mines Management

In September 2016, we issued 8,309,006 shares of our common stock as part of the consideration in the acquisition of Mines Management. See Note 13 for more information.

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 23, 2016, we may issue and sell shares of our common stock from time to time through ordinary broker transactions having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. The terms of sales transactions under the agreement, including trading day(s), number of shares sold in the aggregate, number of shares sold per trading day, and the floor selling price per share, are proposed by us to the sales agent. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. The shares issued under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to our shelf registration statement on Form S-3, which was filed with the SEC on February 23, 2016. As of September 30, 2016, we had sold 2,780,087 shares under the agreement for proceeds of approximately $8.1 million, net of commissions and fees of approximately $166 thousand, with all of those sales occurring prior to the third quarter of 2016.

Common Stock Repurchase Program

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of September 30, 2016, 934,100 shares have been purchased at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at November 4, 2016, was $6.46 per share.

Warrants

At December 31, 2015, we had 2,249,550 warrants outstanding, with each warrant exercisable for 0.1622 of a share of our common stock at an exercise price of $6.17 per share. All of the warrants expired in March 2016, and there were no warrants outstanding as of September 30, 2016.

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

The Senior Notes are recorded net of a 2% initial purchaser discount totaling $10 million at the time of the April 2013 issuance and having an unamortized balance of $5.8 million as of September 30, 2016. The Senior Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for.  Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. During the nine months ended September 30, 2016 and 2015, interest expense related to the Senior Notes and amortization of the initial purchaser discount and fees related to the issuance of the Senior Notes, net of $12.0 million and $10.0 million, respectively, in capitalized interest, totaled $15.2 million and $17.2 million, respectively.

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

Credit Facility

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

Interest rates:
Spread over the London Interbank Offer Rate	2.25 -	-	3.25%
Spread over alternative base rate	1.25 -	-	2.25%
Standby fee per annum on undrawn amounts		0.50%
Covenant financial ratios:
Senior leverage ratio (debt secured by liens/EBITDA)	not more than 2.50:1
Leverage ratio (total debt less unencumbered cash/EBITDA)(1)	not more than 5.00:1
Interest coverage ratio (EBITDA/interest expense)	not more than 3.00:1

(1) The leverage ratio will decrease to 4.00:1 in 2017.

We are also able to obtain letters of credit under the facility, and for any such letters we are required to pay a participation fee of between 2.25% and 3.25% based on our total leverage ratio, as well as a fronting fee to each issuing bank of 0.20% annually on the average daily dollar amount of any outstanding letters of credit. There were $2.6 million in letters of credit outstanding as of September 30, 2016.

We believe we were in compliance with all covenants under the credit agreement and no amounts were outstanding as of September 30, 2016.  We have not drawn funds on the current revolving credit facility as of the filing date of this report.

Capital Leases

We have entered into various lease agreements, primarily for equipment at our Greens Creek, Lucky Friday, and Casa Berardi units, which we have determined to be capital leases.  At September 30, 2016, the total liability balance associated with capital leases, including certain purchase option amounts, was $13.7 million, with $7.2 million of the liability classified as current and the remaining $6.5 million classified as non-current. At December 31, 2015, the total liability balance associated with capital leases was $17.6 million, with $8.7 million of the liability classified as current and $8.8 million classified as non-current. The total obligation for future minimum lease payments was $14.2 million at September 30, 2016, with $0.5 million attributed to interest.

At September 30, 2016, the annual maturities of capital lease commitments, including interest, are (in thousands):

Twelve-month period ending September 30,
2017	$6,830
2018	4,592
2019	2,207
2020	583
Total	14,212
Less: imputed interest	(528)
Net capital lease obligation	$13,684

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

In November 2015, the FASB issued ASU No. 2015-17 Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The update is designed to reduce complexity of reporting deferred income tax liabilities and assets into current and non-current amounts in a statement of financial position. The FASB has proposed the presentation of deferred income taxes, changes to deferred tax liabilities and assets be classified as non-current in the statement of financial position. The update is effective for fiscal years beginning after December 15, 2016. ASU No. 2015-17 is not expected to have a material impact on our consolidated financial statements. Our current deferred tax asset balance at September 30, 2016 was $8.2 million.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires entities to measure equity investments that are not accounted for under the equity method at fair value, with any changes in fair value included in current earnings, and updates certain disclosure requirements. The update is effective for fiscal years beginning after December 15, 2017. We are currently evaluating the impact of implementing this update on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of implementing this update on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update simplifies the accounting for stock-based compensation, including income tax consequences and balance sheet and cash flow statement classification of awards. The update is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the potential impact of implementing this update on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2018, and interim periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the potential impact of implementing this update on our consolidated financial statements.

Note 11.    Derivative Instruments

Foreign Currency

Our wholly-owned subsidiary owning the Casa Berardi mine is a U.S. dollar ("USD")-functional entity which routinely incurs expenses denominated in Canadian dollars ("CAD"), and such expenses expose us to exchange rate fluctuations between the USD and CAD. In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. The program utilizes forward contracts to sell CAD, and each contract is designated as a cash flow hedge. As of September 30, 2016, we have 70 forward contracts outstanding to sell CAD$175 million having a notional amount of US$135.9 million. These contracts represent between 20% and 44% of our forecasted cash operating costs at Casa Berardi from 2017 through 2020 and have USD-to-CAD exchange rates ranging between 1.2787 and 1.3031. Our risk management policy allows for up to 75% of our planned cost exposure for five years into the future to be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of September 30, 2016, we recorded the following balances for the fair value of the contracts:

•	a non-current asset of $48 thousand, which is included in other non-current assets;
•	a current liability of $0.7 million, which is included in other current liabilities, and
•	a non-current liability of $0.9 million, which is included in other non-current liabilities.

Net unrealized losses of approximately $1.6 million related to the effective portion of the hedges were included in accumulated other comprehensive income as of September 30, 2016, and are net of related deferred taxes. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $0.7 million in net unrealized losses included in accumulated other comprehensive income as of September 30, 2016 would be reclassified to current earnings in the next twelve months. Net unrealized losses of less than $1 thousand related to ineffectiveness of the hedges were included in current earnings for the nine months ended September 30, 2016.

Metals Prices

At times, we may use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in the market. Our risk management policy allows for up to 75% of our planned metals price exposure for five years into the future, with certain other limitations, to be hedged under such programs. These instruments do, however, expose us to (i) credit risk in the event of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions.

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, at times we use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments; however, there were no open contracts related to this latter program as of September 30, 2016 or December 31, 2015. These contracts are not designated as hedges and are marked-to-market through earnings each period.  At September 30, 2016, we recorded a current liability of $0.6 million on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in other current liabilities. The liability balance at September 30, 2016 was net of $0.8 million for contracts in an asset position.

We recognized a $15.9 million net loss during the first nine months of 2016 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

The following tables summarize the quantities of metals committed under forward sales contracts at September 30, 2016 and December 31, 2015:

September 30, 2016	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2016 settlements	1,124	2	25,739	13,117	$19.65	$1,338	$1.03	$0.92
2017 settlements	—	—	3,858	—	$—	$—	$1.08	$—

December 31, 2015	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2016 settlements	1,368	5	23,755	8,433	$14.12	$1,076	$0.71	$0.77

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

Credit-risk-related Contingent Features

We have agreements with certain counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2016, we have not posted any collateral related to these agreements. The fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.2 million as of September 30, 2016. If we had breached any of these provisions at September 30, 2016, we could have been required to settle our obligations under the agreements at their termination value of $3.2 million.

Note 12.    Fair Value Measurement

The table below sets forth our assets and liabilities that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category (in thousands).

Description	Balance at September 30, 2016	Balance at December 31, 2015	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$167,844	$155,209	Level 1
Available for sale securities:
Debt securities - municipal and corporate bonds	24,534	—	Level 2
Equity securities – mining industry	6,356	1,515	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	26,622	13,490	Level 2
Restricted cash balances:
Certificates of deposit and other bank deposits	6,084	999	Level 1
Derivative contracts:
Foreign exchange contracts	48	—	Level 2
Total assets	$231,488	$171,213

Liabilities:
Derivative contracts:
Foreign exchange contracts	$1,604	$—	Level 2
Metal forward contracts	1,004	283	Level 2
Total liabilities	$2,608	$283

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

Our Senior Notes issued in April 2013, which were recorded at their carrying value of $500.7 million, net of unamortized initial purchaser discount at September 30, 2016, had a fair value of $518.3 million at September 30, 2016. Quoted market prices, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. See Note 9 for more information.

Note 13.    Acquisitions

Acquisition of Mines Management

On September 13, 2016, we completed the acquisition of Mines Management and its subsidiaries through the merger of a wholly owned subsidiary of ours with and into Mines Management, pursuant to which we acquired all of the issued and outstanding common stock of Mines Management for total consideration of $52.1 million. The acquired entities hold 100% ownership of the Montanore project in Northwest Montana, a significant undeveloped silver and copper deposit which we believe provides long-term production growth potential if permitted and developed. Montanore is approximately 10 miles away from our Rock Creek project acquired through our acquisition of Revett Mining Company, Inc. in June 2015. The consideration was comprised of $4.0 million in cash used to fund Mines Management's operating activities prior to completion of the merger and for settlement of outstanding warrants to purchase shares of Mines Management's common stock, and $48.1 million in Hecla common stock. In the merger, each outstanding common share of Mines Management was exchanged for 0.2218 of a share of our common stock. Mines Management had 36,498,625 outstanding common shares and outstanding options to purchase 963,079 shares of Mines Management common stock, resulting in 8,309,006 new shares of Hecla stock issued as consideration. The value of Hecla stock issued as consideration was based upon the closing price at the time of consummation of $5.79 per share.

The following summarizes the preliminary allocation of purchase price to the fair value of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Consideration:
Cash	$4,025
Hecla stock issued (8,309,006 shares at $5.79 per share)	48,109
Total consideration	$52,134
Fair value of net assets acquired:
Assets:
Cash	$94
Property, plants, equipment and mineral interests	68,476
Restricted cash	1,185
Other assets	329
Total assets	70,084
Liabilities:
Accounts payable and accrued liabilities	2,357
Deferred tax liability	14,469
Non-current reclamation liability	1,124
Total liabilities	17,950
Net assets	$52,134

The $68.5 million fair value for "Property, plants, equipment, and mineral interests" is comprised of $0.8 million for plant and equipment, $0.1 million for land, and $67.6 million for mineral interests.

The allocation of purchase price above is considered preliminary, as review by management of the valuation methodologies for mineral interests and the related deferred tax liability has not been finalized.

In September 2016, we issued 181,048 shares of our common stock for payment of approximately $1.0 million in acquisition-related costs, which are included in Acquisition costs on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Sales of products	$179,393	$104,941	$481,712	$328,230
Net income (loss)	26,322	(10,934)	47,988	(27,799)
Income (loss) applicable to common shareholders	26,184	(11,071)	47,574	(28,213)
Basic and diluted income (loss) per common share	0.07	(0.03)	0.12	(0.07)

The unaudited pro forma financial information includes adjustments to 1) eliminate acquisition-related costs totaling $3.8 million and $4.2 million for the three- and nine-month periods ended September 30, 2016 which are non-recurring and 2) reflect the issuance of Hecla stock as consideration in the acquisition and for payment of acquisition costs. A net loss by the acquired entities since the acquisition date of $32 thousand is included in our net income reported for the nine-month period ended September 30, 2016.

Takeover Bid for Dolly Varden Silver Corporation

On June 27, 2016, we announced a takeover bid for all of the outstanding shares of Dolly Varden Silver Corporation ("Dolly Varden") not owned by us and our affiliates for cash of CAD$0.69 per share. Dolly Varden owns 100% of the Dolly Varden historic silver property in northwestern British Columbia, Canada. Our wholly owned subsidiary owns 2,620,291 Dolly Varden shares and warrants to purchase 1,250,000 Dolly Varden shares, representing approximately 19.8% of Dolly Varden's shares outstanding on a partially diluted basis. Based on Dolly Varden's outstanding shares and options and warrants to acquire Dolly Varden shares, and excluding shares and warrants held by us and our affiliates, total consideration would have been approximately CAD$13.6 million. In late July 2016, we withdrew the bid due to the failure of a required condition precedent to its consummation.

Note 14.    Guarantor Subsidiaries

Presented below are Hecla’s unaudited interim condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of Hecla's subsidiaries (the "Guarantors") of the Senior Notes (see Note 9 for more information). The Guarantors consist of the following of Hecla's 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Hecla Montana, Inc.; Revett Silver Company; RC Resources, Inc.; Troy Mine Inc.; Revett Exploration, Inc.; Revett Holdings, Inc.; Mines Management, Inc.; Newhi Corp.; Montanore Minerals Corp.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; and Hecla Juneau Mining Company. We completed the initial offering of the Senior Notes on April 12, 2013, and a related exchange offer for virtually identical notes registered with the SEC on January 3, 2014.

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

Condensed Consolidating Balance Sheets

	As of September 30, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$109,756	$39,255	$18,833	$—	$167,844
Other current assets	51,486	58,839	46,082	(14,250)	142,157
Properties, plants, and equipment - net	2,226	1,255,019	765,864	—	2,023,109
Intercompany receivable (payable)	477,706	(322,988)	(325,799)	171,081	—
Investments in subsidiaries	1,359,813	—	—	(1,359,813)	—
Other non-current assets	1,896	190,705	8,245	(170,277)	30,569
Total assets	$2,002,883	$1,220,830	$513,225	$(1,373,259)	$2,363,679
Liabilities and Stockholders' Equity
Current liabilities	$(6,626)	$84,493	$57,908	$(628)	$135,147
Long-term debt	500,666	4,019	2,513	—	507,198
Non-current portion of accrued reclamation	—	55,512	28,086	—	83,598
Non-current deferred tax liability	—	15,258	121,973	(12,846)	124,385
Other non-current liabilities	46,860	4,856	(376)	28	51,368
Shareholders' equity	1,461,983	1,056,692	303,121	(1,359,813)	1,461,983
Total liabilities and stockholders' equity	$2,002,883	$1,220,830	$513,225	$(1,373,259)	$2,363,679

	As of December 31, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$94,167	$42,692	$18,350	$—	$155,209
Other current assets	15,972	58,453	32,273	7,626	114,324
Properties, plants, and equipment - net	2,281	1,147,770	746,760	—	1,896,811
Intercompany receivable (payable)	540,665	(301,291)	(332,553)	93,179	—
Investments in subsidiaries	1,252,191	—	—	(1,252,191)	—
Other non-current assets	2,200	165,080	1,781	(113,480)	55,581
Total assets	$1,907,476	$1,112,704	$466,611	$(1,264,866)	$2,221,925
Liabilities and Stockholders' Equity
Current liabilities	$21,087	$84,559	$30,636	$(9,198)	$127,084
Long-term debt	499,729	6,128	3,183	—	509,040
Non-current portion of accrued reclamation	—	45,494	29,055	—	74,549
Non-current deferred tax liability	—	3,264	119,836	(3,477)	119,623
Other non-current liabilities	47,734	5,834	(865)	—	52,703
Stockholders' equity	1,338,926	967,425	284,766	(1,252,191)	1,338,926
Total liabilities and stockholders' equity	$1,907,476	$1,112,704	$466,611	$(1,264,866)	$2,221,925

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(4,072)	$116,016	$67,449	$—	$179,393
Cost of sales	—	(62,376)	(31,685)	—	(94,061)
Depreciation, depletion, amortization	—	(15,504)	(11,143)	—	(26,647)
General and administrative	(5,355)	(5,469)	(331)	—	(11,155)
Exploration and pre-development	(33)	(1,343)	(3,033)	—	(4,409)
Gain/(loss) on derivative contracts	7	—	—	—	7
Acquisition costs	(1,766)	1	—	—	(1,765)
Equity in earnings of subsidiaries	52,606	—	—	(52,606)	—
Other (expense) income	(15,597)	1,187	1,211	7,078	(6,121)
Income (loss) before income taxes	25,790	32,512	22,468	(45,528)	35,242
(Provision) benefit from income taxes	—	(8,994)	6,621	(7,080)	(9,453)
Net income (loss)	25,790	23,518	29,089	(52,608)	25,789
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common shareholders	25,652	23,518	29,089	(52,608)	25,651
Net income (loss)	25,790	23,518	29,089	(52,608)	25,789
Changes in comprehensive income (loss)	(615)	—	985	(985)	(615)
Comprehensive income (loss)	$25,175	$23,518	$30,074	$(53,593)	$25,174

	Nine Months Ended September 30, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(15,866)	$285,277	$212,301	$—	$481,712
Cost of sales	—	(156,333)	(95,002)	—	(251,335)
Depreciation, depletion, amortization	—	(47,348)	(35,071)	—	(82,419)
General and administrative	(17,069)	(13,671)	(988)	—	(31,728)
Exploration and pre-development	(191)	(3,990)	(7,465)	—	(11,646)
Gain/(loss) on derivative contracts	—	—	—	—	—
Acquisition costs	(2,160)	(7)	—	—	(2,167)
Equity in earnings of subsidiaries	68,727	—	—	(68,727)	—
Other (expense) income	15,844	8,147	(43,039)	(11,481)	(30,529)
Income (loss) before income taxes	49,285	72,075	30,736	(80,208)	71,888
(Provision) benefit from income taxes	—	(22,213)	(11,871)	11,481	(22,603)
Net income (loss)	49,285	49,862	18,865	(68,727)	49,285
Preferred stock dividends	(414)	—	—	—	(414)
Income (loss) applicable to common shareholders	48,871	49,862	18,865	(68,727)	48,871
Net income (loss)	49,285	49,862	18,865	(68,727)	49,285
Changes in comprehensive income (loss)	1,689	8	3,238	(3,246)	1,689
Comprehensive income (loss)	$50,974	$49,870	$22,103	$(71,973)	$50,974

	Three Months Ended September 30, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$4,663	$63,604	$36,674	$—	$104,941
Cost of sales	—	(53,375)	(25,898)	—	(79,273)
Depreciation, depletion, amortization	—	(16,669)	(11,560)	—	(28,229)
General and administrative	(4,965)	(4,131)	(365)	—	(9,461)
Exploration and pre-development	(210)	(2,800)	(4,226)	—	(7,236)
Gain on derivative contracts	3,347	—	—	—	3,347
Acquisition costs	1,538	(1,553)	—	—	(15)
Equity in earnings of subsidiaries	(11,299)	—	—	11,299	—
Other expense	(2,964)	3,289	21,549	(21,338)	536
Income (loss) before income taxes	(9,890)	(11,635)	16,174	(10,039)	(15,390)
(Provision) benefit from income taxes	—	1,606	(17,444)	21,338	5,500
Net income (loss)	(9,890)	(10,029)	(1,270)	11,299	(9,890)
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common shareholders	(10,028)	(10,029)	(1,270)	11,299	(10,028)
Net income (loss)	(9,890)	(10,029)	(1,270)	11,299	(9,890)
Changes in comprehensive income (loss)	(391)	(4)	(302)	306	(391)
Comprehensive income (loss)	$(10,281)	$(10,033)	$(1,572)	$11,605	$(10,281)

	Nine Months Ended September 30, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$6,056	$218,069	$104,105	$—	$328,230
Cost of sales	—	(146,324)	(74,481)	—	(220,805)
Depreciation, depletion, amortization	—	(49,732)	(30,917)	—	(80,649)
General and administrative	(13,780)	(11,416)	(1,281)	—	(26,477)
Exploration and pre-development	(549)	(5,379)	(12,654)	—	(18,582)
Gain/(loss) on derivative contracts	8,252	—	—	—	8,252
Acquisition costs	(517)	(1,645)	—	—	(2,162)
Equity in earnings of subsidiaries	28,005	—	—	(28,005)	—
Other (expense) income	(51,472)	10,355	30,011	(4,899)	(16,005)
Income (loss) before income taxes	(24,005)	13,928	14,783	(32,904)	(28,198)
(Provision) benefit from income taxes	—	(5,296)	4,590	4,899	4,193
Net income (loss)	(24,005)	8,632	19,373	(28,005)	(24,005)
Preferred stock dividends	(414)	—	—	—	(414)
Income (loss) applicable to common shareholders	(24,419)	8,632	19,373	(28,005)	(24,419)
Net income (loss)	(24,005)	8,632	19,373	(28,005)	(24,005)
Changes in comprehensive income (loss)	390	(15)	485	(470)	390
Comprehensive income (loss)	$(23,615)	$8,617	$19,858	$(28,475)	$(23,615)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Cash flows from operating activities	$14,525	$51,599	$61,710	$45,280	$173,114
Cash flows from investing activities:
Additions to properties, plants, and equipment	(348)	(71,265)	(48,623)	—	(120,236)
Acquisition of Mines Management, net of cash acquired	(3,931)		—	—	(3,931)
Other investing activities, net	(24,696)	(816)	(3,647)	—	(29,159)
Cash flows from financing activities:
Dividends paid to shareholders	(3,296)	—	—	—	(3,296)
Proceeds from (payments on) debt	—	(7,477)	(658)	—	(8,135)
Other financing activity, net	33,335	24,522	(8,926)	(45,280)	3,651
Effect of exchange rates on cash	—	—	627	—	627
Changes in cash and cash equivalents	15,589	(3,437)	483	—	12,635
Beginning cash and cash equivalents	94,167	42,692	18,350	—	155,209
Ending cash and cash equivalents	$109,756	$39,255	$18,833	$—	$167,844

	Nine Months Ended September 30, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$11,043	$63,831	$32,258	$(28,164)	$78,968
Cash flows from investing activities:
Additions to properties, plants, and equipment	(436)	(69,930)	(25,033)	—	(95,399)
Acquisition of Revett, net of cash acquired	(809)		—	—	(809)
Other investing activities, net	61	172	(903)	—	(670)
Cash flows from financing activities:
Dividends paid to shareholders	(3,210)	—	—	—	(3,210)
Proceeds from (payments on) debt	—	(7,109)	(940)	—	(8,049)
Other financing activity, net	(29,949)	24,294	(24,507)	28,164	(1,998)
Effect of exchange rates on cash	—	—	(4,044)	—	(4,044)
Changes in cash and cash equivalents	(23,300)	11,258	(23,169)	—	(35,211)
Beginning cash and cash equivalents	146,885	33,824	28,956	—	209,665
Ending cash and cash equivalents	$123,585	$45,082	$5,787	$—	$174,454

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A. – Business – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2015, as updated in Part II, Item 1A. – Risk Factors in our quarterly report on Form 10-Q for the period ended June 30, 2016. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
•

advancing permitting of the Rock Creek and Montanore projects. We acquired Rock Creek as part of the acquisition of Revett Mining Company, Inc. ("Revett") in June 2015, and we acquired Montanore through the acquisition of Mines Management, Inc. ("Mines Management") in September 2016, as discussed further below;

•

maintaining and investing in exploration and pre-development projects in the vicinities of six mining districts and projects we believe to be under-explored and under-invested: North Idaho's Silver Valley in the historic Coeur d'Alene Mining District; our Greens Creek unit on Alaska's Admiralty Island located near Juneau; the silver-producing district near Durango, Mexico; the Abitibi region of northwestern Quebec, Canada; the Rock Creek and Montanore projects in northwestern Montana; and the Creede district of Southwestern Colorado; and

•	continuing to seek opportunities to acquire and invest in mining properties and companies.

A number of key factors may impact the execution of our strategy, including regulatory issues and metals prices. Metals prices can be very volatile. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control. Average market prices of silver and gold in the first nine months of 2016 were higher than their levels from the comparable period last year, with average prices for zinc and lead lower in 2016, as illustrated by the table in Results of Operations below. While we believe current global economic and industrial trends could result in continued demand for the metals we produce, prices have been volatile and there can be no assurance that current prices will continue.

The total principal amount of our Senior Notes due May 1, 2021 is $506.5 million and the Senior Notes bear interest at a rate of 6.875% per year. The net proceeds from the Senior Notes were primarily used for the acquisition of Aurizon in June 2013 (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited)). As discussed in the Financial Liquidity and Capital Resources section below, we believe that we will be able to meet the obligations associated with the Senior Notes; however, a number of factors could impact our ability to meet the debt obligations and fund our other projects.

On June 15, 2015, we completed the acquisition of Revett. The acquired entities hold 100% ownership of two properties in northwestern Montana: the Troy Mine, which we are in the process of reclaiming, and the Rock Creek project, a significant undeveloped silver and copper deposit. In the acquisition, we paid cash of $0.9 million and each outstanding common share of Revett was exchanged for 0.1622 of a share of our common stock, for total consideration of approximately $20.1 million based on the closing price of Hecla stock of $3.06 per share on June 15, 2015. Development of Rock Creek has been challenged by conservation groups at various times, and there can be no assurance that we will be able to obtain the permitting required to develop Rock Creek.

On September 13, 2016, we completed the acquisition of Mines Management. The acquired entities hold 100% ownership of the Montanore project in northwestern Montana, a significant undeveloped silver and copper deposit which is located approximately 10 miles from our Rock Creek project. In the acquisition, we paid cash of $4.0 million and each outstanding common share of Mines Management was exchanged for 0.2218 of a share of our common stock, for total consideration of approximately $52.1 million based on the closing price of Hecla stock of $5.79 per share on September 12, 2016. Development of Montanore has been challenged by conservation groups at various times, and there can be no assurance that we will be able to obtain the permitting required to develop Montanore.

As further discussed in the Lucky Friday Segment section below, we are in the process of constructing an internal shaft at the Lucky Friday mine (“#4 Shaft”), which, we believe, will significantly increase production and extend the life of the mine.  We expect commissioning of the #4 Shaft to begin by the end of 2016, and believe that our current capital resources will allow us to complete the project.

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

A challenge we face is the risk associated with environmental litigation and ongoing reclamation activities. As described in Part I, Item 1A. Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2015 and Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) above, it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans.  We are involved in various environmental legal matters with no assurance that the estimate of our environmental liabilities, liquidity needs, or strategic plans will not be significantly impacted as a result of these matters or new matters that may arise. We strive to ensure that our activities are conducted in compliance with applicable laws and regulations and attempt to resolve environmental litigation on as favorable terms as possible.

Results of Operations

Sales of products by metal for the three- and nine-month periods ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Silver	$83,668	$34,789	$211,825	$117,485
Gold	67,534	50,375	203,455	147,032
Lead	17,141	12,953	46,194	41,039
Zinc	27,469	22,334	67,840	66,879
Less: Smelter and refining charges	(16,419)	(15,510)	(47,602)	(44,205)
Sales of products	$179,393	$104,941	$481,712	$328,230

For the third quarter and first nine months of 2016, we recorded income applicable to common shareholders of $25.7 million ($0.07 per basic common share) and $48.9 million ($0.13 per basic common share), respectively, compared to losses applicable to common shareholders of $10.0 million ($0.03 per basic common share) and $24.4 million ($0.07 per basic common share), respectively, for the third quarter and first nine months of 2015. The following factors impacted the results for the third quarter and first nine months of 2016 compared to the same periods in 2015:

•

Higher gross profit for the third quarter and first nine months of 2016 compared to the same periods in 2015 at our San Sebastian unit by $19.8 million and $62.3 million, respectively, Greens Creek unit by $25.3 million and $23.3 million, respectively, Casa Berardi unit by $5.6 million and $21.3 million, respectively, and Lucky Friday unit by $10.5 million and $14.4 million, respectively. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, and The San Sebastian Segment sections below.

•

Increased average silver and gold prices. Lead and zinc prices were also higher in the third quarter of 2016, but were lower in the first nine months of 2016, compared to the same periods of 2015. These price variances are illustrated in the table below.

		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Silver –	London PM Fix ($/ounce)	$19.62	$14.91	$17.08	$16.01
	Realized price per ounce	$19.53	$14.54	$17.33	$16.08
Gold –	London PM Fix ($/ounce)	$1,335	$1,124	$1,258	$1,179
	Realized price per ounce	$1,341	$1,121	$1,262	$1,177
Lead –	LME Final Cash Buyer ($/pound)	$0.85	$0.78	$0.81	$0.83
	Realized price per pound	$0.86	$0.78	$0.81	$0.85
Zinc –	LME Final Cash Buyer ($/pound)	$1.02	$0.84	$0.89	$0.93
	Realized price per pound	$1.01	$0.83	$0.89	$0.91

Average realized prices can differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement.  For the third quarter and first nine months of 2016, we recorded net negative price adjustments to provisional settlements of $1.1 million and positive price adjustments of $0.4 million, respectively, compared to negative price adjustments to provisional settlements of $1.0 million and positive price adjustments of $0.6 million, respectively, in the third quarter and first nine months of 2015. The price adjustments related to silver, gold, lead and zinc contained in our concentrate shipments were largely offset by gains and losses on forward contracts for those metals for each period (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.

•

An $8.7 million charge to provision for closed operations and environmental matters in the second quarter of 2015 for resolving the exposure to liability at the Gilt Edge and Nelson Tunnel/Commodore Superfund sites. See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

•

Lower combined exploration and pre-development expense by $2.8 million and $6.9 million, respectively, in the third quarter and first nine months of 2016 compared to the same periods in 2015. In 2016, we have continued exploration work at our Greens Creek unit, on our land package near Durango, Mexico, and at the Casa Berardi mine and other projects on our land package in Quebec, Canada. "Pre-development expense" is defined as costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves.

•

Net foreign exchange gain in the third quarter of 2016 of $2.4 million and net loss of $7.7 million in the first nine months of 2016, versus net gains of $9.1 million and $19.5 million, respectively, in the comparable periods in 2015. As discussed in Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited), in April 2016 we initiated a hedging program to manage our exposure to fluctuations in the exchange rate between the U.S. Dollar and Canadian dollar and the impact on our future operating costs at our Casa Berardi unit.

•

No net activity on base metal derivative contracts for the third quarter and first nine months of 2016 compared to gains of $3.3 million and $8.3 million, respectively, for the third quarter and first nine months of 2015.

•

General and administrative expense was higher by $1.7 million and $5.3 million in the third quarter and first nine months of 2016 compared to the same periods in 2015 due primarily to increased accruals for incentive compensation.

•

Income tax provisions of $9.5 million and $22.6 million, respectively, in the third quarter and first nine months of 2016, compared to benefits of $5.5 million of $4.2 million, respectively, in the comparable 2015 periods. The variances are primarily the result of higher net income before taxes in 2016, partially offset by the recording of a valuation allowance against the future benefit of U.S. net operating losses in the prior year. For the first nine months of 2016, the impact of higher taxable income was also partially offset by a decrease in the valuation allowance on deferred tax assets in Mexico in the second quarter of 2016. See the Corporate Matters section below for more information.

The Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales	$85,804	$54,351	$199,260	$175,749
Cost of sales and other direct production costs	(45,838)	(38,371)	(108,411)	(105,372)
Depreciation, depletion and amortization	(12,559)	(13,868)	(38,573)	(41,389)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(58,397)	(52,239)	(146,984)	(146,761)
Gross profit	$27,407	$2,112	$52,276	$28,988
Tons of ore milled	202,523	205,437	610,879	600,600
Production:
Silver (ounces)	2,445,328	1,992,037	7,020,688	5,884,128
Gold (ounces)	11,988	14,376	39,497	43,368
Zinc (tons)	12,144	16,024	42,330	45,406
Lead (tons)	4,803	5,394	15,236	15,717
Payable metal quantities sold:
Silver (ounces)	2,603,165	1,773,225	6,370,660	5,375,184
Gold (ounces)	12,364	12,288	35,883	36,331
Zinc (tons)	11,318	12,400	31,370	32,769
Lead (tons)	4,710	4,572	12,580	12,971
Ore grades:
Silver ounces per ton	15.40	12.68	14.61	12.92
Gold ounces per ton	0.09	0.10	0.10	0.11
Zinc percent	6.86	8.91	7.90	8.73
Lead percent	2.92	3.25	3.05	3.29
Mining cost per ton	$69.66	$71.95	$69.20	$73.06
Milling cost per ton	$31.55	$30.55	$31.07	$29.88
Total Cash Cost, After By-product Credits, Per Silver Ounce (1)	$4.80	$4.82	$4.68	$3.79

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP).

The $25.3 million and $23.3 million increases in gross profit during the third quarter and first nine months of 2016, respectively, compared to the same 2015 periods were primarily due to higher silver production as a result of higher ore grades, improved silver recoveries, and higher average silver prices. Gross profit at Greens Creek was affected by negative price adjustments to revenues of $1.0 million and positive price adjustments of $0.3 million, respectively, for the third quarter and first nine months of 2016 compared to negative price adjustments of $1.2 million and positive price adjustments of $0.4 million, respectively, for the third quarter and first nine months of 2015. Price adjustments to revenues result from changes in metals prices between transfer of title of concentrates to buyers and final settlements during the period. The price adjustments related to silver, gold, zinc and lead contained in concentrate shipments were net of gains and losses on forward contracts for those metals for each period. The price adjustments and gains and losses on forward contracts discussed above are included in sales.

 Mining costs per ton decreased 3% and 5% in the third quarter and first nine months of 2016, respectively, compared to the same period in 2015, primarily as a result of lower labor and fuel costs. Year-to-date mining costs per ton were also impacted by higher milled tons in the first half of 2016 compared to 2015. Milling costs per ton increased 3% and 4% in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015. The increase in milling costs was due to higher labor costs, along with an increase in costs for maintenance and reagents.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the third quarter and first nine months of 2016 versus the same periods in 2015:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cash Cost, Before By-product Credits, per Silver Ounce	$20.15	$24.62	$20.88	$24.76
By-product credits	(15.35)	(19.80)	(16.20)	(20.97)
Cash Cost, After By-product Credits, per Silver Ounce	$4.80	$4.82	$4.68	$3.79

The decrease in Cash Cost, After By-product Credits, per Silver Ounce for the third quarter was primarily the result of higher silver production, mostly offset by lower by-product credits. The increase in Cash Cost, After By-product Credits, per Silver Ounce for the first nine months was primarily the result of lower by-product credits, partially offset by higher silver production.

Mining and milling costs decreased in the third quarter and first nine months of 2016 compared to 2015 on a per-ounce basis, despite milling costs increasing on a per-ton basis as discussed above, due primarily to higher silver production during the first nine months of 2016 resulting from improved silver grades and recovery.

Other cash costs per ounce for the third quarter and first nine months of 2016 were lower compared to 2015 due to the effect of higher silver production and decreased labor costs.

Treatment costs were lower in the third quarter and first nine months of 2016 compared to 2015 as a result of higher silver production and improved payment terms from smelters. Treatment costs were also impacted by silver price variances, as treatment costs include the value of silver not payable to us through the smelting process. The silver not payable to us is either recovered by the smelters through further processing or ultimately not recovered and included in the smelters' waste material.

By product-credits per ounce were lower in the third quarter and first nine months of 2016 compared to 2015 due to lower gold, zinc and lead production and higher silver production, partially offset by higher gold prices. By-product credits were also impacted by zinc and lead prices that were higher in the third quarter of 2016, but lower in the first nine months of 2016, compared to the same periods in 2015.

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

We periodically review our revenues to ensure that reporting of primary products and by-products is appropriate.  Because we consider gold, zinc and lead to be by-products of our silver production, the values of these metals offset operating costs within our calculations of Cash Cost, After By-product Credits, per Silver Ounce.

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales	$26,140	$13,916	$70,152	$48,376
Cost of sales and other direct production costs	(16,538)	(15,004)	(47,921)	(40,952)
Depreciation, depletion and amortization	(2,946)	(2,801)	(8,775)	(8,343)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(19,484)	(17,805)	(56,696)	(49,295)
Gross profit (loss)	$6,656	$(3,889)	$13,456	$(919)
Tons of ore milled	74,397	65,817	216,247	212,121
Production:
Silver (ounces)	887,364	592,243	2,721,991	2,042,436
Lead (tons)	5,608	3,729	16,604	12,809
Zinc (tons)	2,681	1,411	7,991	5,631
Payable metal quantities sold:
Silver (ounces)	829,364	611,573	2,617,130	1,910,643
Lead (tons)	5,257	3,743	15,800	11,097
Zinc (tons)	2,279	1,087	6,578	4,052
Ore grades:
Silver ounces per ton	12.40	9.48	13.05	10.10
Lead percent	7.89	6.06	8.01	6.40
Zinc percent	3.85	2.33	3.94	2.89
Mining cost per ton	$99.13	$95.98	$99.27	$93.10
Milling cost per ton	$25.99	$28.05	$24.77	$22.77
Cash Cost, After By-product Credits, per Silver Ounce (1)	$9.07	$16.60	$9.34	$12.30

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP).

Gross profit increased by $10.5 million and $14.4 million in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015 primarily due to increased metal production due to improved ore grades and higher silver prices. Lead and zinc prices were also higher in the third quarter of 2016, but were lower in the first nine months of 2016, compared to the same periods of 2015.

Mining cost per ton was higher by 3% and 7% in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015 due primarily to higher labor costs. Milling cost per ton was lower by 7% and higher by 9% in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015. The decrease in the third quarter of 2016 was a result of higher tonnage, with the increase in the first nine months of 2016 due to higher labor costs.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the third quarter and first nine months of 2016 compared to the same periods of 2015:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cash Cost, Before By-product Credits, per Silver Ounce	$24.26	$28.37	$22.63	$25.67
By-product credits	(15.19)	(11.77)	(13.29)	(13.37)
Cash Cost, After By-product Credits, per Silver Ounce	$9.07	$16.60	$9.34	$12.30

The decrease in Cash Cost, After By-product Credits, per Silver Ounce in the third quarter and first nine months of 2016 compared to the same periods in 2015 was the result of higher silver production, partially offset by higher labor costs. The decrease in the third quarter of 2016 compared to the third quarter of 2015 was also due to higher by-product credits as a result of increased lead and zinc production and higher prices for those metals.

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

The #4 Shaft project, an internal shaft at the Lucky Friday mine, is expected to provide deeper access which should in turn extend the mine's operational life and expand silver production.  We commenced engineering and construction activities on the #4 Shaft in late 2008, and our Board of Directors gave its final approval of the project in August 2011.  Excavation of the shaft to its final depth at 9,600 feet below surface has been completed, and remaining work includes equipping the shaft with steel sets, guides, skip loading facilities and electrical infrastructure. We expect commissioning of the shaft to begin by the end of 2016, and believe that our current capital resources will allow us to complete the project.

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

The Casa Berardi Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales	$41,131	$36,674	$126,614	$104,105
Cost of sales and other direct production costs	(25,831)	(25,898)	(74,076)	(74,481)
Depreciation, depletion and amortization	(10,465)	(11,560)	(32,563)	(30,917)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(36,296)	(37,458)	(106,639)	(105,398)
Gross profit (loss)	$4,835	$(784)	$19,975	$(1,293)
Tons of ore milled	258,100	208,074	693,288	615,171
Production:
Gold (ounces)	31,949	29,259	104,282	85,609
Silver (ounces)	8,361	7,266	24,034	20,729
Payable metal quantities sold:
Gold (ounces)	30,769	32,649	100,960	88,638
Silver (ounces)	9,076	8,000	24,506	19,913
Ore grades:
Gold ounces per ton	0.14	0.16	0.17	0.16
Silver ounces per ton	0.04	0.04	0.04	0.04
Mining cost per ton	$92.17	$89.76	$90.53	$96.75
Milling cost per ton	$18.07	$19.09	$18.88	$19.91
Cash Cost, After By-product Credits, per Gold Ounce (1)	$915	$793	$750	$861

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP).

Gross profit increased by $5.6 million and $21.3 million for the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015. The increase is primarily due to higher gold production due to higher ore throughput and recoveries, and higher gold prices.

Mining costs per ton were 3% higher and 6% lower in the third quarter and first nine months of 2016 compared to the same periods in 2015. The increase in the third quarter was primarily due to costs incurred for stripping of the new East Mine Crown Pillar ("EMCP") pit, partially offset by higher ore production in 2016. The decrease in the first nine months was due to the higher ore production and foreign exchange differences between the two periods, as the U.S. dollar was stronger relative to the Canadian dollar in the first half of 2016 than it was in the same period of 2015, partially offset by stripping costs incurred for the EMCP pit starting in the third quarter of 2016.

Milling unit costs decreased by 5% in both the third quarter and first nine months of 2016, mainly due to higher ore production.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for the third quarter and first nine months of 2016 and 2015:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cash Cost, Before By-product Credits, per Gold Ounce	$920	$797	$753	$865
By-product credits	(5)	(4)	(4)	(4)
Cash Cost, After By-product Credits, per Gold Ounce	$915	$793	$749	$861

The increase in Cash Cost, After By-product Credits, per Gold Ounce for the third quarter of 2016 compared to the same period of 2015 was primarily due to higher mining costs on a Canadian dollar basis resulting from the addition of stripping costs for the EMCP pit, partially offset by higher gold production. The decrease in Cash Cost, After By-product Credits, per Gold Ounce for the first nine months of 2016 compared to 2015 was primarily the result of higher gold production and foreign exchange differences, partially offset by higher costs on a Canadian dollar basis. The higher gold production impacted costs by approximately $67 per ounce and $154 per ounce, respectively, in the third quarter and first nine months of 2016 versus the comparable periods of 2015. Foreign exchange differences impacted costs by approximate $48 per ounce in the first nine months of 2016 compared to the same period of 2015.

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

In 2015, we made the decision to develop the EMCP project, a new open pit mine at Casa Berardi. Processing of ore from the EMCP pit began in July 2016. The EMCP pit is expected to contribute approximately between 20,000 and 30,000 ounces of gold production for each of the approximately five years remaining on the project.

The San Sebastian Segment

In the third quarter of 2015, we made the development decision to mine near-surface, high-grade portions of silver and gold deposits from shallow open pits at our San Sebastian unit in Mexico. We previously produced silver and gold from underground mines at San Sebastian from 2001 to 2005. A Preliminary Economic Assessment was completed, and development of the pits and mine production commenced in the fourth quarter of 2015. Mill production started in December 2015 with the ore processed at a leased mill. The first sales for the property came in early 2016 and included production from both December 2015 and the first quarter of 2016.

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016
Sales	$26,318	$85,686
Cost of sales and other direct production costs	(5,855)	(20,927)
Depreciation, depletion and amortization	(677)	(2,508)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(6,532)	(23,435)
Gross profit	$19,786	$62,251
Tons of ore milled	40,192	108,750
Production:
Silver (ounces)	975,610	3,434,052
Gold (ounces)	8,189	27,000
Payable metal quantities sold:
Silver (ounces)	843,238	3,209,788
Gold (ounces)	7,215	24,374
Ore grades:
Silver ounces per ton	25.77	33.70
Gold ounces per ton	0.22	0.27
Mining cost per ton	$59.49	$83.31
Milling cost per ton	$66.88	$68.52
Cash Cost, After By-product Credits, per Silver Ounce (1)	$(4.03)	$(3.40)

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP).

The ore processed in the first nine months of 2016 had considerably higher grades than anticipated over the mine life, which is currently expected to be between 18 and 24 months.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for the third quarter and first nine months of 2016:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016
Cash Cost, Before By-product Credits, per Silver Ounce	$7.16	$6.49
By-product credits	(11.19)	(9.89)
Cash Cost, After By-product Credits, per Silver Ounce	$(4.03)	$(3.40)

The difference between what we report as "production" and "payable metal quantities sold" is mainly attributable to inventory changes incidental to the timing of sales of refined metals and shipping schedules.

We believe the identification of gold as a by-product credit is appropriate at San Sebastian because of its anticipated lower economic value compared to silver over the life of the mine. In addition, we will not receive sufficient revenue from gold at San Sebastian to warrant classification of such as a co-product. We periodically review our revenues to ensure that reporting of primary products and by-products is appropriate. Because we consider gold to be a by-product of our silver production at San Sebastian, the value of gold offsets operating costs within our calculations of Cash Cost, After By-product Credits, per Silver Ounce. In addition to the impact of the by-product credits from gold, because the orebody at San Sebastian is near surface and has higher precious metal grades, it has lower Cash Cost, Before By-product Credits, per Silver Ounce than our other silver mines, which also contributes to lower Cash Cost, After By-product Credits, per Silver Ounce.

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans, while affording a significant benefit to our employees, also represent a significant liability to us. The liability recorded for the funded status of our plans was $44.1 million and $46.9 million as of September 30, 2016 and December 31, 2015, respectively. We contributed approximately $2.6 million in shares of our common stock and cash to our defined benefit plans in February 2016, and $6.1 million in shares of our common stock in July 2016, with no additional contributions anticipated in 2016. While the economic variables which will determine future funding requirements are uncertain, we expect contributions to continue to be required in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Income Taxes

Each reporting period we assess our deferred tax assets utilizing long-range forecasts to provide reasonable assurance that they will be realized through future earnings.  We continue to have a net deferred tax asset in the U.S. and Mexico, and a net deferred tax liability in Canada.

Our U.S. net deferred tax asset at September 30, 2016 totaled $24.8 million, or 1% of total assets, a decrease of $18.1 million from $42.9 million at December 31, 2015. The largest component of the deferred tax asset is deferred foreign exchange losses. The next largest component is net operating loss carryforwards. In 2015, we determined that we are indefinite Alternative Minimum taxpayers, resulting in additional valuation allowance primarily related to forecasted utilization of regular net operating loss carryforwards and the effect of re-measuring temporary deferred tax assets using a tax rate of 20% which differed from the previous rate of 35%. At September 30, 2016, we retained a valuation allowance on U.S. deferred tax assets of $103.9 million, primarily for net operating loss carryforwards.

Our net Canadian deferred tax liability at September 30, 2016 was $125.6 million, an increase of $5.3 million from $120.3 million at December 31, 2015. The increase is due to strengthening of the Canadian dollar relative to the U.S. dollar during the period, resulting in a higher U.S. dollar value for the liability. The deferred tax liability is the result of the acquisition of Aurizon completed on June 1, 2013, and is primarily related to the excess of the fair market value of the assets acquired over the tax bases of those assets for Canadian tax reporting, with the majority of that value allocated to mineral resources and reserves.

Our net Mexican deferred tax asset at September 30, 2016, was $2.9 million, a decrease of $8.8 million from $11.7 million at December 31, 2015. The deferred tax asset is the realized portion of net operating loss carryforwards supported by forecasted income from operations at San Sebastian. In the quarter ended June 30, 2016, we recognized additional deferred tax assets in Mexico due to increased expected utilization of net operating losses as a result of San Sebastian’s operating activities. A $3.6 million valuation allowance remains on deferred tax assets in foreign jurisdictions.

Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of Cash Cost, Before By-product Credits, per Ounce and Cash Cost, After By-product Credits, per Ounce for our operations at the Greens Creek, Lucky Friday, San Sebastian and Casa Berardi units for the three- and nine-month periods ended September 30, 2016 and 2015. Commercial production began at the San Sebastian unit late in 2015, and as a result there is no comparative data for the three- and nine-month periods ended September 30, 2016.

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

As depicted in the Greens Creek Unit, the Lucky Friday Unit and the San Sebastian Unit tables below, by-product credits comprise an essential element of our silver unit cost structure, distinguishing our silver operations due to the polymetallic nature of their orebodies. By-product credits included in our presentation of Cash Cost, After By-product Credits, per Silver Ounce include:

	Total, Greens Creek, Lucky Friday and San Sebastian Units
In thousands (except per ounce amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
By-product value, all silver properties:
Zinc	$21,354	$20,851	$62,789	$67,764
Gold	24,729	13,299	75,979	42,294
Lead	15,859	12,251	45,081	40,616
Total by-product credits	$61,942	$46,401	$183,849	$150,674

By-product credits per silver ounce, all silver properties
Zinc	$4.96	$8.07	$4.76	$8.55
Gold	5.74	5.15	5.77	5.34
Lead	3.68	4.74	3.42	5.12
Total by-product credits	$14.38	$17.96	$13.95	$19.01

By-product credits included in our presentation of Cash Cost, After By-product Credits, per Gold Ounce for our Casa Berardi Unit include:

	Casa Berardi Unit
In thousands (except per ounce amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Silver by-product value	$162	$107	$409	$327
Silver by-product credits per gold ounce	$5	$4	$4	$4

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

	Total, Greens Creek, Lucky Friday and San Sebastian
In thousands (except per ounce amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$84,413	$70,043	$227,116	$196,056
Depreciation, depletion and amortization	(16,181)	(16,669)	(49,855)	(49,732)
Treatment costs	20,673	18,518	62,585	57,744
Change in product inventory	(9,523)	(5,445)	(5,442)	(5,044)
Reclamation and other costs	(1,571)	(624)	(3,966)	(921)
Cash Cost, Before By-product Credits (1)	$77,811	$65,823	$230,438	$198,103
By-product credits	(61,942)	(46,401)	(183,849)	(150,674)
Cash Cost, After By-product Credits	15,869	19,422	46,589	47,429
Divided by silver ounces produced	4,309	2,584	13,177	7,926
Cash Cost, Before By-product Credits, per Silver Ounce	$18.06	$25.47	$17.49	$24.99
By-product credits per silver ounce	$(14.38)	$(17.96)	$(13.95)	$(19.01)
Cash Cost, After By-product Credits, per Silver Ounce	$3.68	$7.52	$3.54	$5.98

	Greens Creek Unit
In thousands (except per ounce amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$58,398	$52,238	$146,985	$146,761
Depreciation, depletion and amortization	(12,559)	(13,868)	(38,573)	(41,389)
Treatment costs	15,114	15,231	46,069	46,103
Change in product inventory	(10,407)	(4,003)	(6,083)	(4,922)
Reclamation and other costs	(1,260)	(568)	(1,826)	(870)
Cash Cost, Before by-Product Credits (1)	$49,286	$49,030	$146,572	$145,683
By-product credits	(37,537)	(39,436)	(113,718)	(123,376)
Cash Cost, After By-product Credits	11,749	9,594	32,854	22,307
Divided by silver ounces produced	2,446	1,992	7,021	5,884
Cash Cost, Before By-product Credits, per Silver Ounce	$20.15	$24.62	$20.88	$24.76
By-product credits per silver ounce	$(15.35)	$(19.80)	$(16.20)	$(20.97)
Cash Cost, After By-product Credits, per Silver Ounce	$4.80	$4.82	$4.68	$3.79

	Lucky Friday Unit
In thousands (except per ounce amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$19,483	$17,806	$56,696	$49,295
Depreciation, depletion and amortization	(2,945)	(2,801)	(8,774)	(8,343)
Treatment costs	5,211	3,287	15,323	11,641
Change in product inventory	(46)	(1,442)	(1,102)	(122)
Reclamation and other costs	(171)	(57)	(557)	(51)
Total Cash Cost, Before By-product Credits (1)	$21,532	$16,793	$61,586	$52,420
By-product credits	(13,484)	(6,965)	(36,170)	(27,298)
Total Cash Cost, After By-product Credits	8,048	9,828	25,416	25,122
Divided by silver ounces produced	887	592	2,722	2,042
Total Cash Cost, Before By-product Credits, per Silver Ounce	$24.26	$28.37	$22.63	$25.67
By-product credits per silver ounce	$(15.19)	$(11.77)	$(13.29)	$(13.37)
Total Cash Cost, After By-product Credits, per Silver Ounce	$9.07	$16.60	$9.34	$12.30

In thousands (except per ounce amounts)	San Sebastian Unit
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$6,532	$—	$23,435	$—
Depreciation, depletion and amortization	(677)	—	(2,508)	—
Treatment costs	348	—	1,193	—
Change in product inventory	930	—	1,743	—
Reclamation and other costs	(140)	—	(1,583)	—
Cash Cost, Before By-product Credits (1)	$6,993	$—	$22,280	$—
By-product credits	(10,921)	—	(33,961)	—
Cash Cost, After By-product Credits	(3,928)	—	(11,681)	—
Divided by silver ounces produced	976	—	3,434	—
Cash Cost, Before By-product Credits, per Silver Ounce	$7.16	$—	$6.49	$—
By-product credits per silver ounce	$(11.19)	$—	$(9.89)	$—
Cash Cost, After By-product Credits, per Silver Ounce	$(4.03)	$—	$(3.40)	$—

	Casa Berardi Unit
In thousands (except ounce and per ounce amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$36,295	$37,459	$106,638	$105,398
Depreciation, depletion and amortization	(10,466)	(11,561)	(32,564)	(30,917)
Treatment costs	218	152	627	449
Change in product inventory	3,460	(2,628)	4,212	(562)
Reclamation and other costs	(114)	(111)	(342)	(346)
Cash Cost, Before By-product Credits (1)	$29,393	$23,311	$78,571	$74,022
By-product credits	(162)	(107)	(409)	(327)
Cash Cost, After by-product credits	29,231	23,204	78,162	73,695
Divided by gold ounces produced	31,949	29.259	104,282	85,609
Cash Cost, Before By-product Credits, per Gold Ounce	$920	$797	$753	$865
By-product credits per gold ounce	$(5)	$(4)	$(4)	$(4)
Cash Cost, After By-product Credits, per Gold Ounce	$915	$793	$749	$861

	Total, All Locations
In thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$120,708	$107,502	$333,754	$301,454
Depreciation, depletion and amortization	(26,647)	(28,229)	(82,419)	(80,649)
Treatment costs	20,891	18,670	63,212	58,193
By-product credits	(62,104)	(46,508)	(184,258)	(151,001)
Change in product inventory	(6,063)	(8,073)	(1,230)	(5,606)
Reclamation and other costs	(1,685)	(736)	(4,308)	(1,267)
Cash Cost, After By-product Credits	$45,100	$42,626	$124,751	$121,124

(1)

Includes all direct and indirect operating costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mining production taxes, before by-product revenues earned from all metals other than the primary metal produced at each unit.

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	September 30, 2016	December 31, 2015
Cash and cash equivalents held in U.S. dollars	$152.8	$137.0
Cash and cash equivalents held in foreign currency	15.0	18.2
Total cash and cash equivalents	167.8	155.2
Marketable debt securities - current	24.5	—
Marketable equity securities - non-current	6.4	1.5
Total cash, cash equivalents and investments	$198.7	$156.7

Cash and cash equivalents increased by $12.6 million in the first nine months of 2016, as discussed below, while current marketable debt securities increased by $24.5 million (discussed below) and non-current marketable equity securities increased by $4.9 million (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited), on April 12, 2013, we completed an offering of Senior Notes in the total principal amount of US$500 million, which have a total principal balance of $506.5 million as of September 30, 2016. The Senior Notes are due May 1, 2021 and bear interest at a rate of 6.875% per year from the most recent payment date to which interest has been paid or provided for.  Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013, and we have made all interest payments payable to date.

In the third quarter of 2015, we made a development decision to mine near surface, high grade portions of the silver and gold deposits at our San Sebastian project in Mexico and commenced ore production at the end of 2015.  As a result, San Sebastian has generated positive cash flows in the first nine months of 2016, and we anticipate it will continue to do so for the rest of 2016 and 2017.  However, our estimate of costs could change, and our ability to generate cash flow at San Sebastian could be impacted by changes in precious metals prices or other factors, and there can be no assurance that we will be able to develop and operate San Sebastian as anticipated.

As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), in February 2016 we entered into an equity distribution agreement under which we may issue and sell shares of our common stock from time to time having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information, and the agreement can be terminated by us at any time. As of September 30, 2016, we had sold 2,780,087 shares through the at-the-market program for net proceeds of $8.1 million.

Pursuant to our common stock dividend policy described in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), our Board of Directors declared and paid dividends on common stock totaling $2.9 million in the first nine months of 2016 and $2.8 million in the first nine months of 2015. On November 4, 2016, our Board of Directors declared a dividend on common stock totaling $1.0 million payable in December 2016. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of September 30, 2016, 934,100 shares have been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at November 4, 2016, was $6.46 per share.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

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

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash provided by operating activities (in millions)	$173.1	$79.0

Cash provided by operating activities in the first nine months of 2016 increased by $94.1 million compared to the same period in 2015 due to higher income, as adjusted for non-cash items. The higher income is primarily due to gross profit generated at San Sebastian in the first nine months of 2016 following commencement of production there in December 2015, improved metals production at Greens Creek, Lucky Friday, and Casa Berardi, and higher precious metals prices. Working capital and other operating asset and liability changes resulted in net cash flow increases of $11.6 million in the first nine months of both 2016 and 2015.  In the third quarter of 2016, we reached a settlement on the insurance policy for reclamation at the Troy mine for cash proceeds to us of $16.0 million, and we recorded higher accruals for incentive compensation during the first nine months of 2016 compared to 2015. The impact of these items was offset by payment of $6.0 million in August 2016 by our subsidiary, CoCa, for settlement of its liability for response costs at the Nelson Tunnel/Commodore site (see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited), lower accrued taxes and accounts payable, and higher trade accounts receivable and product inventory due to the timing of concentrate sales.

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash used in investing activities (in millions)	$(153.3)	$(96.9)

During the first nine months of 2016, we invested $120.2 million in capital expenditures, not including $2.3 million in non-cash capital lease additions, an increase of $24.8 million compared to the same period in 2015 mainly due to increased costs at the Casa Berardi unit for equipment additions and construction of the new EMCP pit.  In the first nine months of 2016, we purchased bonds having maturities of greater than 90 days and less than 365 days having a cost basis of $31.9 million, and bonds valued at $7.2 million matured during the first nine months of 2016. We purchased marketable equity securities having a cost basis of $0.9 million during the first nine months of both 2016 and 2015, respectively. We recognized a cash outflow for the acquisition of Mines Management, net of cash acquired, of $3.9 million in September 2016. In June 2015, we recognized a cash outflow of $0.8 million, net of cash acquired, for the acquisition of Revett. We incurred an increase in restricted cash of $3.9 million during the first nine months of 2016 for the settlement for response costs at the Gilt Edge site by our subsidiary, CoCa (see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash provided by financing activities (in millions)	$(7.8)	$(13.3)

During the first nine months of 2016, we received $8.1 million in net proceeds from sales of shares of our common stock, as discussed above. We made repayments on our capital leases of $6.3 million and $7.8 million in the nine-month periods ended September 30, 2016 and 2015, respectively. We also made repayments of debt totaling $1.8 million and $0.2 million in the first nine months of 2016 and 2015, respectively. During the first nine months of 2016 and 2015, we paid cash dividends on our common stock totaling $2.9 million and $2.8 million, respectively, and cash dividends of $0.4 million in each period on our Series B Preferred Stock. We acquired treasury shares for $4.4 million and $1.9 million in the first nine months of 2016 and 2015, respectively, resulting primarily from our employees' elections to satisfy their tax withholding obligations related to incentive compensation paid in stock and vesting of restricted stock units through net share settlement. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Exchange fluctuations between the U.S. dollar and the Canadian dollar and Mexican Peso resulted in an increase in our cash balance of $0.6 million during the nine months ended September 30, 2016 and a decrease in our cash balance of $4.0 million during the nine months ended September 30, 2015.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, outstanding purchase orders, certain capital expenditures, our credit facility and lease arrangements as of September 30, 2016 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligation (1)	$15,329	$—	$—	$—	$15,329
Commitment fees (2)	500	567	—	—	1,067
Contractual obligations (3)	808	—	—	—	808
Capital lease commitments (4)	6,830	6,799	583	—	14,212
Operating lease commitments (5)	3,913	2,589	2,192	299	8,993
Supplemental executive retirement plan (6)	419	932	1,299	3,368	6,018
Senior Notes (7)	34,822	69,644	561,635	—	666,101
Total contractual cash obligations	$62,621	$80,531	$565,709	$3,667	$712,528

(1)

Consists of open purchase orders of approximately $10.7 million at the Greens Creek unit, $2.0 million at the Lucky Friday unit and $2.6 million as the Casa Berardi unit.  Included in these amounts are approximately $8.3 million, $1.4 million, and $1.6 million related to various capital projects at the Greens Creek, Lucky Friday, and Casa Berardi units, respectively.

(2)

We have a $100 million revolving credit agreement under which we are required to pay a standby fee of 0.5% per annum on undrawn amounts under the revolving credit agreement. There was no amount drawn under the revolving credit agreement as of September 30, 2016, and the amounts above assume no amounts will be drawn during the agreement's term.  For more information on our credit facility, see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)	As of September 30, 2016, we were committed to approximately $0.8 million for various items at Greens Creek.

(4)

Includes scheduled capital lease payments of $5.6 million, $3.6 million, and $5.0 million (including interest) for equipment at our Greens Creek, Lucky Friday and Casa Berardi units, respectively.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

(7)

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021. See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The Senior Notes bear interest at a rate of 6.875% per year from the most recent payment date to which interest has been paid or provided for.  Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013, and we have made all interest payments payable to date. Since the initial offering, we have issued an additional $6.5 million in aggregate principal amount of the Senior Notes to fund obligations under our defined benefit pension plans. See Note 7 and Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At September 30, 2016, our liabilities for these matters totaled $101.5 million.  Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, and we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to certain of our environmental obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At September 30, 2016, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under Item 1A. – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2015, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in exchange-traded funds, industrial demand, and consumer demand. Gold demand arises primarily from investment and consumer demand.  Investment demand for silver and gold is influenced by various factors, including:  the value of the U.S. Dollar and other currencies, changing U.S. budget deficits, widening availability of exchange-traded funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertainty concerning Britain's exit from the European Union and a global economic recovery, including recent uncertainty in China, could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  Consumer demand is driven significantly by demand for jewelry and other retail products. We believe that long-term industrial and economic trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer demand for silver and gold and industrial demand for silver.  However, China has recently experienced a lower rate of economic growth which is ongoing and could continue in the near term. There can be no assurance whether these trends will continue or how they will impact prices of the metals we produce. In the past, we have recorded impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at September 30, 2016, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Item 1A. – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2015, as updated in Part II, Item 1A – Risk Factors in our quarterly report on Form 10-Q for the period ended June 30, 2016).

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when title and risk of loss transfers to the customer (generally at the time of shipment) at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our annual report filed on Form 10-K for the year ended December 31, 2015).  At September 30, 2016, metals contained in concentrates and exposed to future price changes totaled approximately 1.2 million ounces of silver, 2,894 ounces of gold, 10,207 tons of zinc, and 3,666 tons of lead.  If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $5.7 million.  However, as discussed in Commodity-Price Risk Management below, we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

Commodity-Price Risk Management

At times, we may use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in the market. Our risk management policy allows for up to 75% of our planned metals price exposure for five years into the future, with certain other limitations, to be hedged under such programs. These instruments do, however, expose us to (i) credit risk in the event of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions.

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, at times we use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments; however, there were no open contracts related to this program as of September 30, 2016 or December 31, 2015.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At September 30, 2016, we recorded a current liability of $0.6 million on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in other current liabilities. The liability balance at September 30, 2016 was net of $0.8 million for contracts in an asset position.

We recognized a $15.9 million net loss during the first nine months of 2016 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

The following tables summarize the quantities of metals committed under forward sales contracts at September 30, 2016 and December 31, 2015:

September 30, 2016	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2016 settlements	1,124	2	25,739	13,117	$19.65	$1,338	$1.03	$0.92
2017 settlements	—	—	3,858	—	$—	$—	$1.08	$—

December 31, 2015	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2016 settlements	1,368	5	23,755	8,433	$14.12	$1,076	$0.71	$0.77

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

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates between the U.S. dollar ("USD") and the Canadian dollar ("CAD") and Mexican Peso ("MXN"). We have determined that the functional currency for our Canadian and Mexican operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD and MXN to USD are recorded to earnings each period. For the first nine months of 2016, we recognized a net foreign exchange loss of $7.7 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at September 30, 2016 would have resulted in a change of approximately $14.0 million in our net foreign exchange gain or loss. A 10% change in the exchange rate between the USD and MXN from the rate at September 30, 2016 would have resulted in a change of approximately $0.3 million in our net foreign exchange gain or loss.

In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. The program utilizes forward contracts to sell CAD, and each contract is designated as a cash flow hedge. As of September 30, 2016, we have 70 forward contracts outstanding to sell CAD$175 million having a notional amount of US$135.9 million. These contracts represent between 20% and 44% of our forecasted cash operating costs at Casa Berardi from 2017 through 2020 and have USD-to-CAD exchange rates ranging from between 1.2787 and 1.3031. Our risk management policy allows for up to 75% of our planned cost exposure for five years into the future to be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of September 30, 2016, we recorded the following balances for the fair value of the contracts:

•	a non-current asset of $48 thousand, which is included in other non-current assets;
•	a current liability of $0.7 million, which is included in other current liabilities, and
•	a non-current liability of $0.9 million, which is included in other non-current liabilities.

Net unrealized losses of approximately $1.6 related to the effective portion of the hedges were included in accumulated other comprehensive income as of September 30, 2016, and are net of related deferred taxes. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $0.7 million in net unrealized losses included in accumulated other comprehensive income as of September 30, 2016 would be reclassified to current earnings in the next twelve months. Net unrealized losses of less than $1 thousand related to ineffectiveness of the hedges were included in current earnings for the nine months ended September 30, 2016.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective, as of September 30, 2016, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Item 1A. – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2015, as updated in Part II, Item 1A. – Risk Factors in our quarterly report on Form 10-Q for the period ended June 30, 2016, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results.

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

HECLA MINING COMPANY
(Registrant)

Date:	November 8, 2016	By:	/s/ Phillips S. Baker
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	November 8, 2016	By:	/s/ Lindsay A. Hall
Lindsay A. Hall, Senior Vice President and
Chief Financial Officer

Hecla Mining Company and Subsidiaries

Form 10-Q – September 30, 2016

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

4.2(c)

Supplemental Indenture, dated August 5, 2015, among Revett Mining Company, Inc., Revett Silver Company, Troy Mine, Inc., RC Resources, Inc., Revett Exploration, Inc., and Revett Holdings, Inc., as Guaranteeing Subsidiaries, and The Bank of New York Mellon Trust Company, N.A., as Trustee.  Filed as exhibit 4.2(d) to Registrant’s Form 10-K for the year ended December 31, 2015 (File No. 1-8491), and incorporated herein by reference.

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