Form 10-K
period 2016-12-31
HECLA MINING CO/DE/
filed 2017-02-23
CIK 719413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended December 31, 2016

Commission file No. 1-8491

HECLA MINING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	77–0664171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6500 N. Mineral Drive, Suite 200 Coeur d’Alene, Idaho	83815-9408
(Address of principal executive offices)	(Zip Code)

208-769-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.25 per share	New York Stock Exchange
Series B Cumulative Convertible Preferred Stock, par value $0.25 per share	New York Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒                                                             Accelerated Filer  ☐

Non-Accelerated Filer  ☐                                                                Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates was $1,942,463,183 as of June 30, 2016. There were 385,066,800 shares of the registrant’s Common Stock outstanding as of June 30, 2016, and 395,437,026 shares outstanding as of February 20, 2017.

Documents incorporated by reference herein:

To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 2017 Annual Meeting of Shareholders of the registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the registrant’s 2016 fiscal year, is incorporated herein by reference. See Part III.

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

•

Advancing permitting of the Rock Creek and Montanore projects. We acquired Rock Creek as part of the acquisition of Revett Mining Company ("Revett") in June 2015, and we acquired Montanore through the acquisition of Mines Management, Inc. ("Mines Management") in September 2016.

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

•	Continuing to seek opportunities to acquire and invest in mining and exploration properties and companies.

Below is a summary of net income (loss) for each of the last five years (in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Net income (loss)	$69,547	$(86,968)	$17,824	$(25,130)	$14,954

Our financial results over the last five years have been impacted by:

•	Fluctuations in prices of the metals we produce. The average, high and low daily closing market prices for silver, gold, lead and zinc for each of the last five years are as follows:

	2016	2015	2014	2013	2012
Silver (per oz.):
Average	$17.10	$15.70	$19.08	$23.79	$31.15
High	$20.71	$18.23	$22.05	$32.23	$37.23
Low	$13.58	$13.71	$15.28	$18.61	$26.67
Gold (per oz.):
Average	$1,248	$1,160	$1,266	$1,410	$1,669
High	$1,366	$1,296	$1,385	$1,694	$1,792
Low	$1,077	$1,049	$1,142	$1,192	$1,540
Lead (per lb.):
Average	$0.85	$0.81	$0.95	$0.97	$0.94
High	$1.12	$0.97	$1.03	$1.11	$1.06
Low	$0.72	$0.70	$0.82	$0.88	$0.79
Zinc (per lb.):
Average	$0.95	$0.88	$0.98	$0.87	$0.88
High	$1.32	$1.09	$1.10	$0.99	$0.99
Low	$0.66	$0.66	$0.88	$0.81	$0.80

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for a summary of average market and realized prices for each of the three years ended December 31, 2016, 2015 and 2014.   Our results of operations are significantly impacted by fluctuations in the prices of silver, gold, lead and zinc, which are affected by numerous factors beyond our control.  See Item 1A. Risk Factors – Financial Risks – A substantial or extended decline in metals prices would have a material adverse effect on us for information on a number of the various factors that can impact prices of the metals we produce. Our average realized prices for silver, gold, zinc and lead were higher in 2016 compared to 2015, and were lower in 2015 compared to 2014.  Market metal price trends are a significant factor in our operating and financial performance.  We are unable to predict fluctuations in prices for metals and have limited control over the timing of our concentrate shipments which impacts our realized prices. However, we utilize financially-settled forward contracts for lead and zinc with the objective of managing the exposure to changes in prices of lead and zinc contained in our concentrate shipments between the time of sale and final settlement. In addition, we utilize a similar program for silver and gold with the objective of managing exposure to changes in prices for those metals contained in our concentrate shipments.  See Note 10 of Notes to Consolidated Financial Statements for more information on our base and precious metal forward contract programs.

•

Cost of sales and other direct production costs of $339.0 million in 2016, $293.6 million in 2015, $304.4 million in 2014, $235.3 million in 2013 and $134.1 million in 2012.  Cost of sales and other direct production costs in 2016 were impacted by commencement of sales at our San Sebastian unit in the first quarter of 2016. During 2012 and 2013, costs of sales and other direct production costs were impacted by the temporary suspension of production at the Lucky Friday mine during most of 2012 and by the acquisition of the Casa Berardi mine during 2013. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for more information.

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

•

Exploration and pre-development expenditures totaling $17.9 million, $22.0 million, $19.7 million, $37.7 million and $49.7 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

•

Provision for closed operations and environmental matters of $5.7 million, $12.2 million, $10.1 million, $5.4 million and $4.7 million for the years ended December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

•

Net gains on base metal forward contracts of $4.4 million in 2016, $8.3 million in 2015, $9.1 million in 2014, and $18.0 million in 2013, and a net loss of $10.5 million in 2012. These losses and gains are related to financially-settled forward contracts on forecasted zinc and lead production as part of a risk management program initiated in 2010.  See Note 10 of Notes to Consolidated Financial Statements for more information on our derivatives contracts.

•

Our acquisition of Aurizon Mines Ltd. ("Aurizon") for $714.5 million in June 2013, which was partially funded by the issuance of 6.875% Senior Notes due 2021 ("Senior Notes") in April 2013 for net proceeds of $490.0 million. We recognized expenses relating to the Aurizon acquisition of $26.4 million in 2013. In addition, in 2016, 2015 and 2014, respectively, we recorded interest expense related to the Senior Notes, including amortization of issuance costs, of $20.1 million, $22.7 million and $24.6 million, net of $16.2 million, $13.5 million and $11.8 million in capitalized interest.

•

Our acquisition of Mines Management for $52.1 million in September 2016. We recognized expenses related to the acquisition of $2.7 million in 2016. See Note 15 of Notes to Consolidated Financial Statements for more information.

•

Our acquisition of Revett for $20.1 million in June 2015. We recognized expenses related to the acquisition of $2.2 million in 2015. See Note 15 of Notes to Consolidated Financial Statements for more information.

•

Foreign exchange loss in 2016, and gains in 2015, 2014, and 2013, of $2.9 million, $24.6 million, $11.5 million and $3.0 million, respectively, primarily due to increased exposure to exchange fluctuations between the U.S. dollar and Canadian dollar as a result of our acquisition of Aurizon.

•

Income tax provisions of $27.4 million, $56.3 million and $8.9 million in 2016, 2015 and 2012, respectively, and income tax benefits of $5.2 million and $9.8 million in 2014 and 2013, respectively. The provision in 2016 was primarily the result of reporting pre-tax net income, partially offset by a benefit from a reduction in the valuation allowance for deferred tax assets. See Note 5 of Notes to Consolidated Financial Statements for more information.

•	An increase in the number of shares of our common stock outstanding, which impacts our income (loss) per common share.

A comprehensive discussion of our financial results for the years ended December 31, 2016, 2015 and 2014, individual operating unit performance, general corporate expenses and other significant items can be found in Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, as well as the Consolidated Financial Statements and Notes thereto.

Products and Segments

Our segments are differentiated by geographic region. We produce zinc, lead and bulk flotation concentrates at our Greens Creek unit and lead and zinc flotation concentrates at our Lucky Friday unit, each of which we sell to custom smelters and brokers on contract. The flotation concentrates produced at our Greens Creek and Lucky Friday units contain payable silver, zinc and lead, and at Greens Creek they also contain payable gold. At Greens Creek, we also produce gravity concentrate containing silver, gold and lead. Unrefined bullion (doré) is produced from the gravity concentrate by a third party processor and sold to a precious metal refiner. We also produce unrefined gold and silver bullion bars (doré) at Casa Berardi and San Sebastian, which are shipped to refiners before sale of the metals to precious metals traders. Payable metals are those included in our products which we are paid for by smelters, brokers and refiners. Our segments as of December 31, 2016 included:

•

The Greens Creek unit located on Admiralty Island, near Juneau, Alaska. Greens Creek is 100% owned and has been in production since 1989, with a temporary care and maintenance period from April 1993 through July 1996.

•

The Lucky Friday unit located in northern Idaho. Lucky Friday is 100% owned and has been a producing mine for us since 1958. Production at the Lucky Friday unit returned to historical levels in September 2013 following a period of rehabilitation and no production in 2012.

•

The Casa Berardi unit located in the Abitibi region of north-western Quebec, Canada. Casa Berardi is 100% owned and was acquired on June 1, 2013 with the purchase of all issued and outstanding common shares of Aurizon. Aurizon had operated and produced from the Casa Berardi mine since late 2006 and began various mine enhancements in an effort to improve operational efficiency, including a shaft deepening project completed in 2014 and a new paste fill facility completed in 2013.

•

The San Sebastian unit located in the state of Durango, Mexico. San Sebastian is 100% owned, and had previously produced for us from underground mines between 2001 and 2005. Recent near-surface exploration discoveries in the vicinity of the past producing area led to the decision in the third quarter of 2015 to develop shallow open pit mines there. Production commenced from the open pits in the fourth quarter of 2015.

The contributions to our consolidated sales by our operating units in 2016 were 40.3% from Greens Creek, 27.4% from Casa Berardi, 17.6% from San Sebastian, and 14.7% from Lucky Friday. Commercial production commenced at San Sebastian in the fourth quarter of 2015, with the first sales made there in the first quarter of 2016.

The table below summarizes our production for the years ended December 31, 2016, 2015 and 2014.  Zinc and lead production quantities are presented in short tons (“tons”).

	Year
	2016	2015	2014
Silver (ounces)	17,177,317	11,591,603	11,090,506
Gold (ounces)	233,929	189,327	186,997
Lead (tons)	42,472	39,965	40,255
Zinc (tons)	68,516	70,073	67,969

Licenses, Permits and Claims/Concessions

We are required to obtain various licenses and permits to operate our mines and conduct exploration and reclamation activities.  The suspension in production at the Lucky Friday unit during 2012 was pursuant to an order from the Federal Mine Safety and Health Administration. See Item 1A. Risk Factors - Legal, Market and Regulatory Risks - We are required to obtain governmental permits and other approvals in order to conduct mining operations. Further, each of our Rock Creek and Montanore projects can only be developed if we are successful in obtaining the necessary permits. See Item 1A. Risk Factors - Legal, Market and Regulatory Risks - Legal challenges could prevent the Rock Creek or Montanore projects from ever being developed. In addition, our operations and exploration activities at our Casa Berardi and San Sebastian units are conducted pursuant to claims or concessions granted by the host government, and otherwise are subject to claims renewal and minimum work commitment requirements, which are subject to certain political risks associated with foreign operations.  See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks - Our foreign activities are subject to additional inherent risks.

Physical Assets

Our business is capital intensive and requires ongoing capital investment for the replacement, modernization and expansion of equipment and facilities and to develop new ore reserves.  At December 31, 2016, the book value of our properties, plants, equipment and mineral interests, net of accumulated depreciation, was approximately $2.0 billion.  For more information see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. We maintain insurance policies against property loss and business interruption.  However, such insurance contains exclusions and limitations on coverage, and there can be no assurance that claims would be paid under such insurance policies in connection with a particular event.  See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks - Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

Employees

As of December 31, 2016, we employed 1,396 people, and we believe relations with our employees are generally good.

Many of the employees at our Lucky Friday unit are represented by a union. The most recent collective bargaining agreement with workers at our Lucky Friday unit expired on April 30, 2016, and on February 19, 2017, the unionized employees voted against our contract offer. We expect further discussions with the union but it is possible that an agreement will not be reached, in which case we cannot predict what might happen next, including what actions we or the union might take in response to failing to reach an agreement.

Available Information

Hecla Mining Company is a Delaware corporation. Our current holding company structure dates from the incorporation of Hecla Mining Company in 2006 and the renaming of our subsidiary (previously Hecla Mining Company) as Hecla Limited. Our principal executive offices are located at 6500 N. Mineral Drive, Suite 200, Coeur d’Alene, Idaho 83815-9408. Our telephone number is (208) 769-4100. Our web site address is www.hecla-mining.com. We file our annual, quarterly and current reports and any amendments to these reports with the SEC, copies of which are available on our website or from the SEC free of charge (www.sec.gov or 800-SEC-0330 or the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549). Charters of our audit, compensation, and corporate governance and directors nominating committees, as well as our Code of Ethics for the Chief Executive Officer and Senior Financial Officers and our Code of Business Conduct and Ethics for Directors, Officers and Employees, are also available on our website. Each of these documents may be periodically revised, so you are encouraged to visit our website for any updated disclosure in them. We will provide copies of these materials to stockholders upon request using the above-listed contact information, directed to the attention of Investor Relations, or via e-mail request sent to hmc-info@hecla-mining.com.

We have included the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report. Additionally, we filed with the New York Stock Exchange (“NYSE”) the CEO’s certification regarding our compliance with the NYSE’s Corporate Governance Listing Standards (“Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards, which certification was dated June 1, 2016, and indicated that the CEO was not aware of any violations of the Listing Standards.

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

These factors are largely beyond our control and are difficult to predict. If the market prices for these metals fall below our production, exploration or development costs for a sustained period of time, we will experience losses and may have to discontinue exploration, development or operations, or incur asset write-downs at one or more of our properties. See Item 1. Business – Introduction for information on the average, high, and low daily closing prices for silver, gold, lead and zinc for the last five years. On February 20, 2017, the closing prices for silver, gold, lead and zinc were $18.06 per ounce, $1,238 per ounce, $1.03 per pound and $1.30 per pound, respectively.

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

As of December 31, 2016, we had total debt of approximately $512.9 million and our total cash and cash equivalents was $169.8 million. We had net income of $69.5 million in 2016, which included $21.8 million incurred for debt service obligations, net of amounts capitalized, which was primarily for interest on our Senior Notes. Our level of debt and our debt service obligations could:

•	make it difficult for us to satisfy our current debt obligations;

•	reduce the amount of funds available to finance our operations, capital expenditures and other activities;

•	increase our vulnerability to economic downturns and industry conditions;

•      limit our flexibility in responding to changing business and economic conditions, including increased competition;

•	place us at a disadvantage when compared to our competitors that have lower leverage;

•	increase our cost of borrowing; and

•	limit our ability to borrow additional funds.

We and/or our subsidiaries may be able to incur substantial additional debt in the future. Although the indenture governing our outstanding Senior Notes contains restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of additional debt that could be incurred in compliance with these restrictions could be substantial. In addition, we have $100 million in available capacity to be drawn from our revolving credit facility, which is separate and apart from our Senior Notes indenture and also contains limitations on our ability to incur additional debt.

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

When events or changes in circumstances indicate the carrying value of our long-lived assets may not be recoverable, we review the recoverability of the carrying value by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Impairment must be recognized when the carrying value of the asset exceeds these cash flows, and recognizing impairment write-downs could negatively impact our results of operations.  Metal price estimates are a key component used in the evaluation of the carrying values of our assets, as the evaluation involves comparing carrying values to the average estimated undiscounted cash flows resulting from operating plans using various metals price scenarios.  Our estimates of undiscounted cash flows for our long-lived assets also include an estimate of the market value of the exploration potential beyond the current operating plans.  We determined there were no events or changes in circumstances indicating the carrying value of our long-lived assets may not be recoverable as of December 31, 2016. However, if the prices of silver, gold, zinc and lead decline for an extended period of time, if we fail to control production or capital costs, if regulatory issues increase costs or decrease production, or if we do not realize the mineable ore reserves or exploration potential at our mining properties, we may be required to recognize asset write-downs in the future. In addition, the perceived market value of the exploration potential of our properties is dependent upon prevailing metals prices as well as our ability to discover economic ore. A decline in metals prices for an extended period of time or our inability to convert exploration potential to reserves could significantly reduce our estimates of the value of the exploration potential at our properties and result in asset write-downs.

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

Commodity and currency risk management activities could prevent us from realizing possible revenues or lower costs, or expose us to losses.

We periodically enter into risk management activities, such as financially-settled forward sales contracts, to manage the prices received on the metals we produce. Such activities are utilized in an attempt to partially insulate our operating results from changes in prices for those metals. However, such activities may prevent us from realizing possible revenues in the event that the market price of a metal exceeds the price stated in a forward sale contracts. In addition, we may experience losses if a counterparty fails to purchase under a contract when the contract price exceeds the spot price of a commodity.

We utilize financially-settled forward contract programs to manage the exposure to changes in silver, gold, lead and zinc prices contained in our concentrate shipments between the time of sale and final settlement, and also utilize such programs to manage the exposure to changes in the prices of lead and zinc contained in our forecasted future concentrate shipments.

In 2016, we also initiated financially-settled forward contract programs to manage exposure to fluctuations in the exchange rates between the U.S. dollar ("USD") and Canadian dollar ("CAD") and Mexican peso ("MXN") and the impact on our future operating costs denominated in CAD and MXN. However, such activities may prevent us from realizing possible lower costs on a USD-basis in the event that the USD strengthens relative to the CAD or MXN compared to the exchange rates stated in the forward contracts.

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

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. The more significant areas requiring the use of management assumptions and estimates relate to:

•	mineral reserves, mineralized material, and other resources that are the basis for future income and cash flow estimates and units-of-production depreciation, depletion and amortization calculations;

•	future ore grades, throughput and recoveries;

•	future metals prices;

•	future capital and operating costs;

•	environmental, reclamation and closure obligations;

•	permitting and other regulatory considerations;

•	asset impairments;

•	valuation of business combinations;

•	future foreign exchange rates, inflation rates and applicable tax rates;

•	reserves for contingencies and litigation; and

•	deferred tax asset valuation allowance.

Future estimates and actual results may differ materially from these estimates as a result of using different assumptions or conditions. For additional information, see Critical Accounting Estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 1 of Notes to Consolidated Financial Statements, and the risk factors set forth below: “Our costs of development of new orebodies and other capital costs may be higher and provide less return than we estimated,” “Our ore reserve estimates may be imprecise,” “Our environmental obligations may exceed the provisions we have made,” and “We are currently involved in ongoing legal disputes that may materially adversely affect us.”

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized.  Otherwise, a valuation allowance is applied against deferred tax assets, reducing the value of such assets.  Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income.  Estimates of future taxable income are based on forecasted income from operations and the application of existing tax laws in each jurisdiction.  Metal price and production estimates are key components used in the determination of our ability to realize the expected future benefit of our deferred tax assets. To the extent that future taxable income differs significantly from estimates as a result of a decline in metals prices or other factors, our ability to realize the deferred tax assets could be impacted.  Additionally, significant future issuances of common stock or common stock equivalents, or changes in the direct or indirect ownership of our common stock or common stock equivalents, could limit our ability to utilize our net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. Future changes in tax law or changes in ownership structure could limit our ability to utilize our recorded tax assets.  We currently do not have deferred tax valuation allowances for certain amounts related to U.S. and foreign net operating loss carryforwards, and our deferred tax assets as of December 31, 2016 were $151.7 million, net of $99.6 million in valuation allowances.   During 2016, the valuation allowance on our deferred tax assets decreased by approximately $16.2 million. See Note 5 of Notes to Consolidated Financial Statements for further discussion of our deferred tax assets.

Returns for investments in pension plans and pension plan funding requirements are uncertain.

We maintain defined benefit pension plans for most U.S. employees, which provide for defined benefit payments after retirement for most U.S. employees. Canadian employees participate in Canada's public retirement system, and are not eligible to participate in the defined benefit pension plans that we maintain for U.S. employees. The ability of the pension plans maintained for U.S. employees to provide the specified benefits depends on our funding of the plans and returns on investments made by the plans. Returns, if any, on investments are subject to fluctuations based on investment choices and market conditions. A sustained period of low returns or losses on investments could require us to fund the pension plans to a greater extent than anticipated.  See Note 8 of Notes to Consolidated Financial Statements for more information on our pension plans.

Risks Relating to Our Debt

The terms of our debt impose restrictions on our operations.

The indenture governing our Senior Notes includes a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs. These covenants, among other things:

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

Our ability to make scheduled payments or to refinance our debt obligations and to fund our planned capital expenditures and other ongoing liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that borrowings will be available to us to pay the principal, premium, if any, and interest on our debt or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We may be unable to refinance any of our debt on commercially reasonable terms or at all.

In addition, we conduct substantially all of our operations through our subsidiaries, certain of which are not guarantors of our debt. Accordingly, repayment of our debt is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of our debt, our subsidiaries do not have any obligation to pay amounts due on our debt or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our debt. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the credit agreement governing our revolving credit facility and the indenture governing our Senior Notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our debt.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our debt. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture governing our Senior Notes may restrict us from adopting some of these alternatives. Further, these alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, any failure to make payments of interest and principal on our outstanding debt on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional debt.

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

Our Senior Notes and the guarantees thereof are effectively subordinated to any of our and our guarantors' secured debt to the extent of the value of the collateral securing that debt.

The Senior Notes and the guarantees thereof are not secured by any of our assets or the assets of our subsidiaries. The indenture governing the Senior Notes permits us to incur secured debt up to specified limits. As a result, the Senior Notes and the guarantees are effectively subordinated to our and our guarantors' future secured debt with respect to the collateral that secures such debt, including any borrowings under our revolving credit facility. Upon a default in payment on, or the acceleration of, any of our secured debt, or in the event of bankruptcy, insolvency, liquidation, dissolution, reorganization or other insolvency proceedings involving us or a guarantor, the proceeds from the sale of collateral securing any secured debt will be available to pay obligations on the Senior Notes only after such secured debt has been paid in full. As a result, the holders of the Senior Notes may receive less, ratably, than the holders of secured debt in the event of a bankruptcy, insolvency, liquidation, dissolution, reorganization or other insolvency proceeding involving us or a guarantor.

Our current credit facility allows us to draw up to $100 million on a revolving basis, all of which would be secured debt.

Our Senior Notes are structurally subordinated to all liabilities of our non-guarantor subsidiaries.

The Senior Notes are structurally subordinated to the debt and other liabilities of our subsidiaries that do not guarantee the Senior Notes, which include all of our non-domestic subsidiaries and certain other subsidiaries. These non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the Senior Notes, or to make any funds available therefor, whether by dividends, loans, distributions or other payments. Any right that we or the guarantors have to receive any assets of any of the non-guarantor subsidiaries upon the liquidation or reorganization of those subsidiaries, and the consequent rights of holders of Senior Notes to realize proceeds from the sale of any of those subsidiaries' assets, will be effectively subordinated to the claims of those subsidiaries' creditors, including trade creditors and holders of any preferred equity interests of those subsidiaries. Accordingly, in the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, these non-guarantor subsidiaries will pay the holders of their debts, holders of any preferred equity interests and their trade creditors before they will be able to distribute any of their assets to us or any guarantor. Unless they are guarantors of the Senior Notes or our other debt, our subsidiaries do not have any obligation to pay amounts due on the Senior Notes or our other debt or to make funds available for that purpose.

For the year ended December 31, 2016, our non-guarantor subsidiaries represented 45% of our sales of metals and 43% of our operating expenses. As of December 31, 2016, our non-guarantor subsidiaries represented 36% of our total assets and 20% of our total liabilities, including trade payables, deferred tax liabilities and royalty obligations but excluding intercompany liabilities.

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

We cannot be certain as to the standards a court would use to determine whether or not we or any subsidiary guarantor were insolvent at the relevant time or, regardless of the standard that a court uses, whether the Senior Notes or any guarantees would be subordinated to our or any subsidiary guarantor's other debt. In general, however, a court would deem an entity insolvent if:

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

Credit rating agencies rate our debt securities on factors that include our results of operations, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading, or downgrading the current rating or placing us on a watch list for possible future downgrading. At February 20, 2017, our Senior Notes were rated “B-" with a positive outlook by Standard and Poor’s, and were rated “B3" with a stable outlook by Moody’s Investors Service. In February 2016, Standard and Poor's lowered their rating of our Senior Notes from a previous "B" rating. In January 2016, Moody's indicated that they had placed us, along with other mining companies, on review for downgrade. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading would likely increase our cost of financing, limit our access to the capital markets and have an adverse effect on the market price of our securities, including our Senior Notes. We cannot be assured that our credit ratings will not be downgraded in the future.

Operation, Development, Exploration and Acquisition Risks

Mining accidents or other adverse events at an operation could decrease our anticipated production.

Production may be reduced below our historical or estimated levels as a result of mining accidents; unfavorable ground or shaft conditions; work stoppages or slow-downs; lower than expected ore grades; unexpected regulatory actions; if the metallurgical characteristics of ore are less economic than anticipated; or because our equipment or facilities fail to operate properly or as expected. Our mines are subject to risks relating to ground instability, including, but not limited to, pit wall failure, crown pillar collapse or stope failure. Both the Lucky Friday and Casa Berardi mines have a history of ground instability and related incidents. The occurrence of an event such as those described above could result in loss of life or temporary or permanent cessation of operations, any of which could have a material adverse effect on our financial condition and results of operations. Other closures or impacts on operations or production may occur at any of our mines at any time, whether related to accidents, changes in conditions, changes to regulatory policy, or as precautionary measures.

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

Our business is capital intensive, requiring ongoing investment for the replacement, modernization or expansion of equipment and facilities. Our mining and milling operations are subject to risks of process upsets and equipment malfunctions. Equipment and supplies may from time to time be unavailable on a timely basis. Our business is subject to a number of other risks and hazards including:

•	environmental hazards;

•	unusual or unexpected geologic formations;

•	rock bursts, ground falls, or pit wall failures;

•	seismic activity;

•	underground fires or floods;

•	unanticipated hydrologic conditions, including flooding and periodic interruptions due to inclement or hazardous weather conditions;

•	political and country risks;

•	civil unrest or terrorism;

•	industrial accidents;

•	disruption, damage or failure of technology systems related to operation of equipment and other aspects of our mine operations;

•	labor disputes or strikes; and

•	our operating mines have tailing ponds which could fail or leak as a result of seismic activity, unusual weather or for other reasons.

Such risks could result in:

•	personal injury or fatalities;

•	damage to or destruction of mineral properties or producing facilities;

•	environmental damage and financial penalties;

•	delays in exploration, development or mining;

•	monetary losses;

•	asset impairment charges;

•	legal liability; and

•	temporary or permanent closure of facilities.

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

Our costs of development of new orebodies and other capital costs may be higher and provide less return than we estimated.

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

Our ability to sustain or increase our current level of metals production partly depends on our ability to develop new orebodies and/or expand existing mining operations. Before we can begin a development project, we must first determine whether it is economically feasible to do so. This determination is based on estimates of several factors, including:

•	ore reserves;

•	expected ore grades and recovery rates of metals from the ore;

•	future metals prices;

•	facility and equipment costs;

•	availability of adequate staffing;

•	availability of affordable sources of power and adequacy of water supply;

•	exploration and drilling success;

•	capital and operating costs of a development project;

•	environmental and closure, permitting and other regulatory considerations and costs;

•	adequate access to the site, including competing land uses (such as agriculture);

•	applicable tax rates;

•	foreign currency fluctuation and inflation rates; and

•	availability of financing.

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

Our ore reserve figures and costs are primarily estimates and are not guarantees that we will recover the indicated quantities of these metals. You are strongly cautioned not to place undue reliance on estimates of reserves (or mineralized material or other resource estimates). Reserves are estimates made by our professional technical personnel, and no assurance can be given that the estimated amount of metal or the indicated level of recovery of these metals will be realized. Reserve estimation is an interpretive process based upon available data and various assumptions. Our reserve estimates may change based on actual production experience. Further, reserves are valued based on estimates of costs and metals prices, which may not be consistent among our properties or across the industry. The economic value of ore reserves may be adversely affected by:

•	declines in the market price of the various metals we mine;

•	increased production or capital costs;

•	reduction in the grade or tonnage of the deposit;

•	increase in the dilution of the ore;

•	future foreign currency rates, inflation rates and applicable tax rates;

•	reduced metal recovery; and

•	changes in environmental, permitting or other regulatory requirements.

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

One of the risks we face is that mines are depleting assets. Thus, in order to maintain or increase production we must continually replace depleted ore reserves by locating and developing additional ore. Our ability to expand or replace ore reserves primarily depends on the success of our exploration programs. Mineral exploration, particularly for silver and gold, is highly speculative and expensive. It involves many risks and is often non-productive. Even if we believe we have found a valuable mineral deposit, it may be several years before production from that deposit is possible. During that time, it may become no longer feasible to produce those minerals for economic, regulatory, political or other reasons. As a result of high costs and other uncertainties, we may not be able to expand or replace our existing ore reserves as they are depleted, which would adversely affect our business and financial position in the future.

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

Our ability to market our metals production may be affected by disruptions or closures of smelters and/or refining facilities.

We sell our metallic concentrates to smelters and brokers. Our doré bars are sent to refiners for further processing before being sold to metal traders. If smelters or refiners are unavailable or unwilling to accept our products, or we are otherwise unable to sell our products to customers, our operations could be adversely affected.  See Note 11 of Notes to Consolidated Financial Statements for more information on the distribution of our sales and our significant customers.

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

We may experience labor disputes, work stoppages or other disruptions in production that could adversely affect our business and results of operations. The Lucky Friday mine is our only operation where some of our employees are subject to a collective bargaining agreement, and the most recent agreement expired on April 30, 2016. On February 19, 2017, the unionized employees voted against out contract offer. We expect further discussions with the union but it is possible that an agreement will not be reached, in which case we cannot predict what might happen next, including what actions we or the union might take in response to failing to reach an agreement. If we do not successfully negotiate a new collective bargaining agreement with our union workers, we may incur prolonged strikes and other work stoppages at our mining operations, which could adversely affect our financial condition and results of operations. Additionally, if we enter into a new labor agreement with any union that significantly increases our labor costs relative to our competitors, our ability to compete may be materially and adversely affected.

Our information technology systems may be vulnerable to disruption which could place our systems at risk from data loss, operational failure, or compromise of confidential information.

We rely on various information technology systems, and on third party developers and contractors, in connection with operations, including production, equipment operation and financial support systems. While we regularly obtain and develop solutions to monitor the security of our systems, they remain vulnerable to disruption, damage or failure from a variety of sources, including errors by employees or contractors, computer viruses, cyber-attacks including phishing, ransomware, and similar malware, misappropriation of data by outside parties, and various other threats. Techniques used to obtain unauthorized access to or sabotage our systems are under continuous and rapid evolution, and we may be unable to detect efforts to disrupt our data and systems in advance. Breaches and unauthorized access carry the potential to cause losses of production, operational delays, equipment failure that could cause other risks to be realized, inaccurate recordkeeping, or disclosure of confidential information, any of which could result in financial losses and regulatory or legal exposure, and could have a material adverse effect on our cash flows, financial condition or results of operations.

Our foreign activities are subject to additional inherent risks.

We currently have foreign operations in Mexico and Canada, and we expect to continue to conduct operations there and possibly other international locations in the future. Because we conduct operations internationally, we are subject to political, legal and economic risks such as:

•	the effects of local political, labor and economic developments and unrest;

•	significant or abrupt changes in the applicable regulatory or legal climate;

•

significant changes to regulations or laws or the interpretation or enforcement of them, including with respect to tax and profit sharing matters arising out of the use of outsourced labor and other services at our San Sebastian operation in Mexico;

•	exchange controls and export restrictions;

•	expropriation or nationalization of assets with inadequate compensation;

•	unfavorable currency fluctuations, particularly in the exchange rate between the U.S. dollar and the Canadian dollar and Mexican Peso;

•	repatriation restrictions;

•	invalidation and unavailability of governmental orders, permits or agreements;

•	property ownership disputes;

•	renegotiation or nullification of existing concessions, licenses, permits and contracts;

•	criminal activity, corruption, demands for improper payments, expropriation, and uncertain legal enforcement and physical security;

•	failure to maintain compliance with corruption and transparency statutes, including the U.S. Foreign Corrupt Practices Act;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations;

•	fuel or other commodity shortages;

•	illegal mining;

•	laws or policies of foreign countries and the United States affecting trade, investment and taxation;

•	opposition to our presence, operations, properties or plans by governmental or non-governmental organizations or civic groups;

•	civil disturbances, war and terrorist actions; and

•	seizures of assets.

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

Mining, processing, development and exploration activities depend on adequate infrastructure. Reliable roads, bridges, power sources, internet access and water supply are important to our operations, and their availability and condition affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, other interference in the maintenance or provision of such infrastructure, or government intervention, could adversely affect our mining operations.

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

The process of integrating our operations could cause an interruption of, or a slowdown in, the activities of our business. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage other parts of our business. If our senior management is not able to effectively manage the integration process, or if any business activities are interrupted as a result of the integration process, our business could suffer.

We may not realize all of the anticipated benefits from our acquisitions.

We may not realize all of the anticipated benefits from any acquisitions, such as increased earnings, cost savings and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher than expected acquisition and operating costs or other difficulties, unknown liabilities which may be significant, inaccurate reserve estimates and fluctuations in market prices.

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

In the ordinary course of business, mining companies are required to seek governmental permits and other approvals for continuation or expansion of existing operations or for the commencement of new operations. Obtaining the necessary governmental permits is a complex, time-consuming and costly process. The duration and success of our efforts to obtain permits are contingent upon many variables not within our control. Obtaining environmental permits, including the approval of reclamation plans, may increase costs and cause delays or halt the continuation of mining operations depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority. Interested parties including governmental agencies and non-governmental organizations or civic groups may seek to prevent issuance of permits and intervene in the process or pursue extensive appeal rights. Past or ongoing violations of laws or regulations involving obtaining or complying with permits could provide a basis to revoke existing permits, deny the issuance of additional permits, or commence a regulatory enforcement action, each of which could have a material adverse impact on our operations or financial condition. In addition, evolving reclamation or environmental concerns may threaten our ability to renew existing permits or obtain new permits in connection with future development, expansions and operations. There can be no assurance that all necessary approvals and permits will be obtained and, if obtained, that the costs involved will not exceed those that we previously estimated. It is possible that the costs and delays associated with the compliance with such standards and regulations could become such that we would not proceed with a particular development or operation.  We are often required to post surety bonds or cash collateral to secure our reclamation obligations and we may be unable to obtain the required surety bonds or may not have the resources to provide cash collateral, and the bonds or collateral may not fully cover the cost of reclamation and any such shortfall could have a material adverse impact on our financial condition.

Legal challenges could prevent the Rock Creek or Montanore projects from ever being developed.

The proposed development of our Rock Creek project has been challenged by several regional and national conservation groups at various times since the U.S. Forest Service ("USFS") issued its initial Record of Decision ("ROD") in 2003 approving Revett Mining Company’s plan of operation (Revett is now our wholly-owned subsidiary, named Hecla Montana, Inc.). Some of these challenges have alleged violations of a variety of federal and state laws and regulations pertaining to Revett’s permitting activities at Rock Creek, including the Endangered Species Act, the National Environmental Policy Act, the General Mining Law of 1872 ("1872 Mining Law"), the Federal Land Policy Management Act, the Wilderness Act, the National Forest Management Act, the Clean Water Act, the Clean Air Act, the Forest Service Organic Act of 1897, and the Administrative Procedure Act. Although Revett successfully addressed most of these challenges, Revett was directed by the Montana Federal District Court in May 2010 to produce a Supplemental Environmental Impact Statement (“SEIS”) to address National Environmental Policy Act procedural deficiencies that were identified by the court. We cannot predict how possible future challenges will be resolved. Possible new court challenges in the future to the final SEIS and ROD may delay the planned development at Rock Creek. If we are successful in completing the SEIS and defending any challenges to Rock Creek, we would still be required to comply with a number of requirements and conditions as development progresses, failing which could make us unable to continue with development activities.

A joint final Environmental Impact Statement on the Montanore project was issued in December 2015 by the USFS and Montana Department of Environmental Quality, and each agency issued a Record of Decision in February 2016 providing approval for development of the Montanore project. However, private conservation groups have taken and may in the future take actions to oppose or delay the Montanore project, and there are currently three pending lawsuits challenging environmental permits that have been granted. In addition, there are three lawsuits pending which involve potential defects in title or limiting our access to the properties comprising the Montanore project. A development or outcome from one of these or any other lawsuit could limit our ability to access, develop or operate the Montanore project.

Rock Creek and Montanore are significant assets obtained in the acquisitions of Revett and Mines Management in 2015 and 2016, respectively. However, even if Rock Creek and Montanore are permitted, there is no assurance that they will be successfully developed or operated, including, among other reasons, because financing necessary to develop the projects may be unavailable.

We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental rules and regulations and the 1872 Mining Law.

Our business is subject to extensive U.S. and foreign, federal, state and local laws and regulations governing environmental protection, natural resources, prospecting, development, production, post-closure reclamation, taxes, labor standards and occupational health and safety laws and regulations, including mine safety, toxic substances and other matters. The costs associated with compliance with such laws and regulations are substantial. Possible future laws and regulations, or more restrictive interpretations of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures, restrictions on or suspensions of operations and delays in the development of new properties.

U.S. surface and underground mines like the Lucky Friday and Greens Creek mines are continuously inspected by the U.S. Mine Safety and Health Administration (“MSHA”), which inspections often lead to notices of violation under the Mine Safety and Health Act. Any of our U.S. mines could be subject to a temporary or extended shutdown as a result of a violation alleged by MSHA.

In addition, we have been and are currently involved in lawsuits or regulatory actions in which we have been accused of causing environmental damage, violating environmental laws, or violating environmental permits, and we may be subject to similar lawsuits or actions in the future. Moreover, such environmental matters have involved both our current and historical operations as well as the historical operations of entities and properties we have acquired. See the risk factors below titled Our environmental obligations may exceed the provisions we have made and Our operations are subject to complex, evolving and increasingly stringent environmental laws and regulations. Compliance with environmental regulations, and litigation based on such regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities.

There can be no assurance that we will at all times be in compliance with applicable laws, regulations and permitting requirements. Failure to comply with applicable laws, regulations and permitting requirements may result in lawsuits or regulatory actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, which may require corrective measures including capital expenditures, installation of additional equipment or remedial actions. Any one or more of these liabilities could have a material adverse impact on our financial condition.

In addition to existing regulatory requirements, legislation and regulations may be adopted, regulatory procedures modified, or permit limits reduced at any time, any of which could result in additional exposure to liability, operating expense, capital expenditures or restrictions and delays in the mining, production or development of our properties. Mining accidents and fatalities or toxic waste releases, whether or not at our mines or related to metals mining, may increase the likelihood of additional regulation or changes in law or enhanced regulatory scrutiny. In addition, enforcement or regulatory tools and methods available to regulatory bodies such as MSHA or the U.S. Environmental Protection Agency (“EPA”), which have not been or have infrequently been used against us or the mining industry, in the future could be used against us or the industry in general.

From time to time, the U.S. Congress considers proposed amendments to the 1872 Mining Law, which governs mining claims and related activities on federal lands. The extent of any future changes is not known and the potential impact on us as a result of U.S. Congressional action is difficult to predict. Changes to the 1872 Mining Law, if adopted, could adversely affect our ability to economically develop mineral reserves on federal lands. Although we are not currently mining on federal land, we do explore, and future mining could occur, on federal land.

Our operations are subject to complex, evolving and increasingly stringent environmental laws and regulations. Compliance with environmental regulations, and litigation based on such regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities.

Our operations, both in the U.S. and internationally, are subject to extensive environmental laws and regulations governing wastewater discharges; remediation, restoration and reclamation of environmental contamination; the generation, storage, treatment, transportation and disposal of hazardous substances; solid waste disposal; air emissions; protection of endangered and protected species and designation of critical habitats; mine closures and reclamation; and other related matters. In addition, we must obtain regulatory permits and approvals to start, continue and expand operations.

New or revised environmental regulatory requirements are frequently proposed, many of which result in substantially increased costs for our business, which could be the case under the proposed financial assurance regulations discussed in the risk factor below Mine closure and reclamation regulations impose substantial costs on our operations, and include requirements that we provide financial assurance supporting those obligations. These costs could significantly increase.

We are subject to the Clean Water Act, which requires permits for certain discharges into waters of the United States. Such permitting has been a frequent subject of litigation and enforcement activity by environmental advocacy groups and the EPA, respectively, which has resulted in declines in such permits or extensive delays in receiving them, as well as the imposition of penalties for permit violations. Recently the regulatory definition of “waters of the United States” that are protected by the Clean Water Act was expanded by the EPA, thereby imposing significant additional restrictions on waterway discharges and land uses. These changes could increase litigation involving water discharge permits, which may result in delays in, or in some instances preclude, the commencement or continuation of development or production operations. Enforcement actions by the EPA could also result. Adverse outcomes in lawsuits challenging permits or failure to comply with applicable regulations or permits could result in the suspension, denial, or revocation of required permits, or the imposition of penalties, any of which could have a material adverse impact on our cash flows, results of operations, or financial condition. See Note 7 of Notes to Consolidated Financial Statements.

Some of the mining wastes from our U.S. mines currently are exempt to a limited extent from the extensive set of EPA regulations governing hazardous waste under the Resource Conservation and Recovery Act (“RCRA”). If the EPA were to repeal this exemption, and designate these mining wastes as hazardous under RCRA, we would be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste storage or disposal facilities. In addition, if any of these wastes causes contamination in or damage to the environment at a U.S. mining facility, that facility could be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). Under CERCLA, any present owner or operator of a Superfund site or the owner or operator at the time of contamination may be held jointly and severally liable regardless of fault, and may be forced to undertake extensive remedial cleanup action or to pay for the cleanup efforts. The owner or operator also may be liable to federal, state and tribal governmental entities for the cost of damages to natural resources, which could be substantial. Additional regulations or requirements also are imposed on our tailings and waste disposal areas in Alaska under the federal Clean Water Act.

Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of consideration. If adopted, such measures could increase our cost of environmental compliance and also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities. Proposed measures could also result in increased cost of fuel and other consumables used at our operations, including the diesel generation of electricity at our Greens Creek operation, used when we are unable to access hydroelectric power. Climate change legislation may also affect our smelter customers who burn fossil fuels, resulting in fewer customers or increased costs to us, and may affect the market for the metals we produce with effects on prices that are not possible for us to predict.

Adoption of these or similar new environmental regulations or more stringent application of existing regulations may materially increase our costs, threaten certain operating activities and constrain our expansion opportunities.

In addition to evolving and expanding environmental regulations providing governmental authorities with the means to make claims against us, private parties have in the past and may in the future bring claims against us based upon damage to property and injury to persons resulting from the environmental, health and safety impacts of prior and current operations (including for exposure to or contamination by lead). Laws such as CERCLA and similar state laws may expose us to joint and several liability, or claims for contribution made by the government (state or federal) or private parties. Moreover, exposure to these liabilities arises not only from our existing but also from closed operations or operations sold to third parties, or operations in which we had a leasehold, joint venture, or other interest. Because liability under CERCLA is often alleged on a joint and several basis against any property owner or operator or arranger for the transport of hazardous waste, and because we have been in operation since 1891, our exposure to environmental claims may be greater because of the bankruptcy or dissolution of other mining companies which may have engaged in more significant activities at a mining site than we but which are no longer available for governmental agencies or other claimants to make claims against or obtain judgments from. Similarly, there is also the potential for claims against us based on agreements entered into by certain affiliates and predecessor companies relating to the transfer of businesses or properties, which contained indemnification provisions relating to environmental matters. In each of the types of cases described in this paragraph, the government (federal or state) or private parties could seek to hold Hecla Limited or Hecla Mining Company liable for the actions of their subsidiaries or predecessors.

The laws and regulations, changes in such laws and regulations, and lawsuits and enforcement actions described in this risk factor could lead to the imposition of substantial fines, remediation costs, penalties and other civil and criminal sanctions against us. Further, substantial costs and liabilities, including for restoring the environment after the closure of mines, are inherent in our operations. There is no assurance that any such law, regulation, enforcement or private claim, or reclamation activity would not have a material adverse effect on our financial condition, results of operations or cash flows.

Mine closure and reclamation regulations impose substantial costs on our operations, and include requirements that we provide financial assurance supporting those obligations. These costs could significantly increase.

We are required by U.S. federal and state laws and regulations to reclaim our mining properties. The specific requirements vary among jurisdictions. In some cases, we are required to provide financial assurances as security for reclamation costs, which may exceed our estimates for such costs. Conversely, our reclamation costs may exceed the financial assurances in place and those assurances may ultimately be unavailable to us.

The EPA and state agencies may also require financial assurance for investigation and remediation actions that are required under settlements of enforcement actions under CERCLA or equivalent state regulations. Currently there are no financial assurance requirements for active mining operations under CERCLA, but in January 2017, in response to a lawsuit filed previously by several environmental organizations, the EPA proposed rules for financial assurance regulations under CERCLA governing the hard rock mining industry, which includes us. The proposed rules are now subject to a public comment period lasting until March 13, 2017 (unless extended). It is uncertain how the new requirements, if adopted, will affect the amount and form of our existing and future financial assurance obligations or the extent to which they will supplement or replace state requirements. However, based on the current draft of the proposed rules, the new requirements may be financially material and adverse to us.

 Our environmental obligations may exceed the provisions we have made.

We are subject to significant environmental obligations.  At December 31, 2016, we had accrued $85.6 million as a provision for environmental obligations. There can be no assurance that we have accurately estimated these environmental obligations, and in the future our accrual could materially change. Our environmental obligations could have a material adverse impact on our cash flows, results of operations, or financial condition. For information on our potential environmental liabilities, see Note 4 and Note 7 of Notes to Consolidated Financial Statements.

We face risks relating to transporting our products, as well as transporting employees and materials at Greens Creek.

Certain of the products we ship to our customers are subject to regulatory requirements regarding shipping, packaging, and handling of products that may be considered dangerous to human health or the environment. Although we believe we are currently in compliance with all material regulations applicable to shipping, packaging, and handling our products, the chemical properties of our products or existing regulations could change and cause us to fall out of compliance, or force us to incur substantial additional expenditures to maintain compliance with applicable regulations. Further, we do not ship our own products but instead rely on third party carriers to ship our products to our customers. To the extent that any of our carriers are unable or unwilling to ship our products in accordance with applicable regulations, including because of difficulty in obtaining, or increased cost of, insurance, or are involved in accidents during transit, we could be forced to find alternative shipping arrangements, assuming such alternatives would be available, and we could face liability as a result of any such accident. Any such changes to our current shipping arrangements or accidents involving the shipment of our products could have a material adverse impact on our operations and financial results.

In addition, Greens Creek operates on an island and is substantially dependent on various forms of marine transportation for the transportation of employees and materials to the mine and for the export of its products from the mine. Any disruption to these forms of marine transportation could adversely impact mine operations, and possible effects could include suspension of operations.

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

From the fourth quarter of 2011 through and including the fourth quarter of 2016, our board of directors has declared a common stock dividend under the policy described above (although in some cases only a minimum dividend was declared and none relating to the average realized price of silver due to the prices not meeting the policy threshold). The declaration and payment of common stock dividends, whether pursuant to the policy or in addition thereto, is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future. In addition, the indenture governing our Senior Notes limits our ability to pay dividends.

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

Our common stock is currently listed on the NYSE. In the future, if we are not be able to meet the continued listing requirements of the NYSE, which require, among other things, that the average closing price of our common stock be above $1.00 over 30 consecutive trading days, our common stock may be delisted. Our closing stock price on February 20, 2017 was $6.58.

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

Pursuant to a 1996 land exchange agreement, the joint venture transferred private property equal to a value of $1.0 million to the U.S. Forest Service and received exploration and mining rights to approximately 7,500 acres of land with mining potential surrounding the existing mine. Any production from new ore discoveries on the exchanged lands will be subject to a federal royalty included in the land exchange agreement. The royalty is only due on any production from reserves that are not part of Greens Creek’s extralateral rights. Thus far, there has been no production triggering payment of the royalty. The royalty is 3% if the average value of the ore during a year is greater than the benchmark, and 0.75% if the value is equal to or less than the benchmark. The benchmark of $120 per ton is adjusted annually in July according to the Gross Domestic Product (GDP) Implicit Price Deflator until the year 2016, and at December 31, 2016, was at approximately $161 per ton when applying the latest GDP Implicit Price Deflator.

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

In 2016, ore was processed at an average rate of approximately 2,229 tons per day and total mill recovery was approximately 78% for silver, 88% for zinc, 81% for lead and 68% for gold.  The processing facility was originally constructed in 1988, with the first production commencing in 1989. Various modifications and upgrades have been made since that time.  Changes to the flotation circuit have included:  installation of regrind mills in 1992; mill recommissioning in 1996; expansion of concentrate cleaning equipment in 2000 and 2001; addition of a swing cell option in 2004, allowing for a reduction in bulk concentrate production; addition of an on-stream analyzer in 2006; expansion of lead rougher equipment in 2007; retrofit of 2 column sparge systems in 2010 and 2011; replacement of the carbon flotation columns complete with sparger upgrades in 2012 and 2013; installation of a replacement on-stream analyzer with an additional multiplexer in 2013 and 2014; and replacement of the sulfuric acid system with a carbon dioxide system for pH control in 2015.  Significant changes to the grinding circuit since original construction have included a new motor, two stage screening, and various internal lining modifications for the SAG mill, and replacement of the primary cyclones and the addition of a trommel magnet in the ball mill.

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

The employees at Greens Creek are employees of Hecla Greens Creek Mining Company, our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 414 employees at the Greens Creek unit at December 31, 2016.

Definition drilling in 2016 focused on refining mineralized material at the Northwest West, 9A, and Deep 200 South zones. After applying economic analysis to these drilling results, and incorporating them into the life of mine plan, we expect this mineralized material to be converted into reserves. Other zones that were targeted by definition drilling included the East Ore and Upper Southwest zones. Underground exploration activities at Greens Creek in 2016 continued to define new mineralization along trend of the 9A, Deep 200 South and Southwest Bench zones. Additional exploration included drilling Gallagher Zone, Mine Syncline, and 5250 Zone targets.

In 2017, underground definition drilling is expected to begin on a multi-year project to refine known East Ore resources along the mineralized horizon. The Upper Plate, Deep 200 South, Gallagher, Deep Southwest, and West zones are expected to be advanced by definition drilling as well. Underground exploration in 2017 is expected to resume testing down plunge targets of the Deep 200 South, Gallagher, and Gallagher Fault Block zones after the advancement of the M390 exploration drift is complete. Surface drilling in 2017 is expected to concentrate on targets south of the 9A, 5250 and East Ore orebodies, and up-dip of the 5250 and Gallagher West zones.

As of December 31, 2016, we have recorded a $39.0 million asset retirement obligation for reclamation and closure costs. We maintained a $68.9 million reclamation and long-term water treatment bond for Greens Creek as of December 31, 2016.  The net book value of the Greens Creek unit property and its associated plant, equipment and mineral interests was approximately $631.0 million as of December 31, 2016.

Based on current ore reserve estimates, the currently known remaining mine life at Greens Creek is 10 years. Information with respect to production, average Cash Cost, After By-product Credits, Per Silver Ounce and proven and probable ore reserves is set forth in the following table.

	Years Ended December 31,
Production	2016	2015	2014
Ore milled (tons)	815,639	814,398	816,213
Silver (ounces)	9,253,543	8,452,153	7,826,341
Gold (ounces)	53,912	60,566	58,753
Zinc (tons)	57,729	61,934	59,810
Lead (tons)	20,596	21,617	20,151

Cost of sales and other direct production costs and depreciation, depletion and amortization	$191,297	$195,276	$199,682
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$3.84	$3.91	$2.89

Proven Ore Reserves(2,3,4,5,6)
Total tons	9,100	10,100	4,700
Silver (ounces per ton)	15.5	20.8	15.7
Gold (ounces per ton)	0.09	0.12	0.1
Zinc (percent)	6.6	9.0	9.2
Lead (percent)	2.5	3.7	3.7
Contained silver (ounces)	140,400	209,900	74,200
Contained gold (ounces)	800	1,200	500
Contained zinc (tons)	600	910	440
Contained lead (tons)	230	370	180

Probable Ore Reserves(2,3,4,5,6)
Total tons	7,585,000	7,204,100	7,691,000
Silver (ounces per ton)	11.7	12.3	12.2
Gold (ounces per ton)	0.09	0.09	0.10
Zinc (percent)	7.6	8.1	8.3
Lead (percent)	2.9	3.0	3.1
Contained silver (ounces)	88,728,600	88,522,900	93,946,900
Contained gold (ounces)	672,100	675,500	738,200
Contained zinc (tons)	575,530	581,730	639,490
Contained lead (tons)	217,050	218,030	240,670

Total Proven and Probable Ore Reserves(2,3,4,5,6)
Total tons	7,594,100	7,214,200	7,695,700
Silver (ounces per ton)	11.7	12.3	12.2
Gold (ounces per ton)	0.09	0.09	0.10
Zinc (percent)	7.6	8.1	8.3
Lead (percent)	2.9	3.0	3.1
Contained silver (ounces)	88,869,000	88,732,800	94,021,100
Contained gold (ounces)	672,900	676,700	738,700
Contained zinc (tons)	576,130	582,640	639,930
Contained lead (tons)	217,280	218,400	240,850

(1)

Includes by-product credits from gold, lead and zinc production. Cash Cost, After By-product Credits, Per Silver Ounce represents a measurement that is not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe Cash Cost, After By-product Credits, Per Silver Ounce provides an indicator of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other operating mining properties. A reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, to this non-GAAP measure can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP).

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

	December 31,
	2016	2015	2014
Silver (per ounce)	$14.50	$14.50	$17.25
Gold (per ounce)	$1,200	$1,100	$1,225
Lead (per pound)	$0.90	$0.90	$0.95
Zinc (per pound)	$1.05	$0.90	$0.90

(3)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2016 reserve model assumes average total mill recoveries of 78% for silver, 68% for gold, 88% for zinc and 81% for lead.

(4)

The changes in reserves in 2016 versus 2015 are due to the addition of data from new drill holes, partially offset by continued depletion of the deposit through production. The changes in reserves in 2015 versus 2014 were due to continued depletion of the deposit through production and lower metals price assumptions, partially offset by the addition of data from new drill holes.

(5)

Probable reserves at the Greens Creek unit are based on average drill spacing of 50 to 100 feet. Proven reserves typically require that mining samples are partly the basis of the ore grade estimates used, while probable reserve grade estimates can be based entirely on drilling results.  The proven reserves reported for Greens Creek for 2016 represent stockpiled ore.

(6)

Greens Creek ore reserve estimates were prepared by Robert Callaghan, Chief Geologist, and Kerry Lear, Senior Resource Geologist (contractor) at the Greens Creek unit and reviewed by Keith Blair, Senior Resource Geologist at Hecla Limited and Dean McDonald, Senior Vice President of Exploration.

(7)	An independent review of the modeling process at Greens Creek was performed by Amec Foster Wheeler E&C Services, Inc. during 2016.

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

The second ore-bearing structure, known as the Lucky Friday Expansion Area, or Gold Hunter, has been mined since 1997 pursuant to an operating agreement with Silver Hunter Mining Company (“Silver Hunter”), our wholly owned subsidiary.  During 1991, we discovered several mineralized structures containing some high-grade silver ores in an area known as the Gold Hunter property, approximately 5,000 feet northwest of the then existing Lucky Friday workings. This discovery led to the development of the Gold Hunter property on the 4900 level. At approximately 4,900 feet below surface, the Gold Hunter Veins are hosted in a 200-foot thick siliceous lens within the Wallace Formation that transitions to the St. Regis Formation below 5,900 feet. The veins are sub-parallel, and are numbered consecutively from the hanging wall of the favorable horizon to the footwall. The strike of the vein system is west-northwest with a dip of 85 degrees to the south. The 30 Vein, which has been demonstrated to contain higher silver grades, represents approximately 70% of our current proven and probable ore reserve tonnages, while the remaining 30% of our reserves are contained in various intermediate veins having lower silver grades than 30 Vein. While the veins share many characteristics with the Lucky Friday Vein, the Gold Hunter area possesses some mineralogical and rock mechanics differences that make it more favorable to mine at this time. On November 6, 2008, we, through Silver Hunter, completed the acquisition of substantially all of the assets of Independence Lead Mines Company, which held an interest in the Gold Hunter property. The acquisition included all future interests or royalty obligations to Independence and the mining claims pertaining to the operating agreement with Hecla Limited that was assigned to Silver Hunter.

The principal mining method at the Lucky Friday unit is ramp access, cut and fill. This method utilizes rubber-tired equipment to access the veins through ramps developed outside of the ore body. Once a cut is taken along the strike of the vein, it is backfilled with cemented tailings and the next cut is accessed, either above or below, from the ramp system.

In 2016, production averaged 803 tons milled per day, and total mill recovery was approximately 95% for silver, 96% for lead, and 94% for zinc. Ore at the Lucky Friday is processed using a conventional lead/zinc flotation flowsheet, with process control guided by a real-time, on-line analyzer.  Run of mine ore is crushed in a conventional three stage crushing plant consisting of a primary jaw crusher, and a secondary crushing circuit, and tertiary cone crushing stage.  Crushed ore is ground in a ball mill, and the ground slurry reports to the lead flotation circuit.  The lead circuit tailings report to the zinc flotation circuit.  Lead and zinc concentrates are thickened and filtered, and final concentrate products are shipped to smelters for final processing.  The original flotation mill was constructed in 1960 and had a capacity of 750 tons per day. Various modifications and upgrades have been made since that time, including: installation of a 1,000 ton course ore bin and replacement of the ball mill in 1984 to increase processing capacity to 1,000 tons per day; replacement of the double-deck crushing screen with a triple-deck screen, installation of a tertiary cone crushing stage, lead concentrate flash flotation equipment, four ball mill cyclones, a mill feed sampler, and lead concentrate column cleaners and thickeners in 2005; addition of dust collection equipment in the crushing plant in 2006; installation of zinc concentrate flash flotation, conditioning, and column cleaner equipment, and an on-stream analyzer in 2007; construction of two new water treatment plants in 2008, with ongoing enhancements to those facilities since that time; addition of a discharge event pond in 2009; sand cyclone and reagent equipment in 2011; and various refurbishments made during the temporary suspension period in 2012 discussed below. Current processing capacity of the Lucky Friday facility is approximately 1,000 tons per day. All lead and zinc concentrate production during 2016 was shipped to Teck Resources Limited's smelter in Trail, British Columbia, Canada.

During 2008, we initiated engineering, procurement and development activities relating to construction of #4 Shaft, which, upon completion, would provide access from the 4900 level down to the 8600 level. The project was temporarily placed on hold in the fourth quarter of 2008 due to then prevailing metals prices.  However, detailed engineering, long lead time procurement, and other early-stage activities for the internal shaft project resumed in 2009.  The #4 Shaft sinking activities were temporarily suspended until certain rehabilitation work in the Silver Shaft was completed in early 2013. The #4 Shaft project has been completed, with commissioning finalized in January 2017. Activities related to the project as of December 31, 2016 have included engineering, detailed shaft design, excavation of the hoist room and off shaft development access to shaft facilities, installation of the hoist and head works, placement and receipt of orders for major equipment purchases, advancement of a geotechnical drill hole, 3,690 feet of vertical excavation to its final depth, shaft furnishing, installation of permanent conveyances, and other construction activities.  Completion of #4 Shaft and associated development should allow us to mine mineralized material below our current workings and provide deeper platforms for exploration.

During 2014, Lucky Friday continued implementation of an Environmental Management System and completed installation of remote stream gauging stations. These stations assist in performing daily monitoring activities in nearby receiving waters as required by our effluent discharge permit. Additionally, we have completed reclamation activities on the 26 acre Mine Tailing Impoundment Structure ("MTIS") 4 borrow site and achieved final stabilization of the site prior to onset of winter conditions.  In 2015, closure plans and costs were updated and developed for MTIS 3 and 4.  The closure cost for MTIS 3 is based on the closure design and cost estimate developed by a third-party firm in conjunction with cost estimates prepared by Lucky Friday personnel to complete necessary associated work to facilitate the closure of the impoundment. The closure cost for MTIS 4 is based on the most recent closure cap design and was prepared for us by a consultant. At December 31, 2016, an asset retirement obligation of approximately $9.2 million had been recorded for closure of MTIS 3 and 4, reclamation and closure of the mine and mill upon the end of the known mine life based on a revised plan developed in 2016, and ongoing monitoring and maintenance.

The net book value of the Lucky Friday unit property and its associated plant, equipment and mineral interests was approximately $431.3 million as of December 31, 2016. The age of the facilities at Lucky Friday ranges from the 1950s to 2016.

At December 31, 2016, there were 310 employees at Lucky Friday. The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union is the bargaining agent for the Lucky Friday’s 240 hourly employees. As further discussed in Item 1A. Risk Factors, the current labor agreement expired on April 30, 2016.

Avista Corporation supplies electrical power to the Lucky Friday unit.

Exploration drilling resumed at Lucky Friday in the fourth quarter of 2016 after a suspension of such activity since 2013. This represented the first exploration effort since 2011. Four holes tested for a westerly continuation of 30 Vein mineralization beyond the modeled boundary of mineralized material. This boundary had been defined by a fault segment, in what is described as the Silver Fault Zone. Each hole intercepted mineralization beyond the bounding fault, but the vein interpretation will require additional infill definition drilling east of, and along the margin of the current boundary of mineralized material to better define the resource. This infill definition drilling program began in December of 2016 and is expected to continue into 2017.

Definition drilling in 2017 is expected to occur from the 6350-52 Ramp West, 6500 East Lateral, and 6500 Far East to test the 30 Vein and a portion of the 30 Vein offset by the Silver Fault. Drilling is also expected to refine the intermediate vein package at the 6500 level and upgrade 30 Vein resources on the eastern end of the deposit. These adjacent veins are roughly defined as intermediate veins which have become an increasingly significant component of the mine’s production mix within the life of mine plan.

Exploration may resume again late in 2017 on the far-east end of the Lucky Friday Extension deposit. The goal of this exploration drilling is to define vein extensions for the 30 Vein and intermediate veins.

Based on current estimates of reserves, mineralized material, and other resources, the currently expected mine life at Lucky Friday is approximately 22 years. Information with respect to the Lucky Friday unit’s production, average Cash Cost, After By-product Credits, Per Silver Ounce and proven and probable ore reserves for the past three years is set forth in the table below.

	Years Ended December 31,
Production	2016	2015	2014
Ore milled (tons)	293,875	297,347	309,070
Silver (ounces)	3,596,010	3,028,134	3,239,151
Lead (tons)	21,876	18,348	20,104
Zinc (tons)	10,787	8,139	8,159

Cost of sales and other direct production costs and depreciation, depletion and amortization	$76,210	$65,222	$67,854
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$8.89	$11.23	$9.44

Proven Ore Reserves(2,3,4,5)
Total tons	3,307,900	3,509,800	3,839,600
Silver (ounces per ton)	17.5	16.5	13.7
Lead (percent)	10.4	9.8	8.3
Zinc (percent)	3.3	3.2	2.6
Contained silver (ounces)	57,924,800	57,960,800	52,556,000
Contained lead (tons)	345,360	344,610	318,610
Contained zinc (tons)	110,400	111,210	98,230

Probable Ore Reserves(2,3,4,5)
Total tons	1,541,600	1,557,100	2,043,200
Silver (ounces per ton)	12.9	13.3	12.9
Lead (percent)	7.9	8.0	7.4
Zinc (percent)	2.8	2.9	2.2
Contained silver (ounces)	19,912,100	20,720,500	26,346,100
Contained lead (tons)	121,640	124,950	151,590
Contained zinc (tons)	43,410	45,080	44,910

Total Proven and Probable Ore Reserves(2,3,4,5)
Total tons	4,849,500	5,066,900	5,882,800
Silver (ounces per ton)	16.1	15.5	13.4
Lead (percent)	9.6	9.3	8.0
Zinc (percent)	3.2	3.1	2.4
Contained silver (ounces)	77,836,900	78,681,300	78,902,100
Contained lead (tons)	467,000	469,560	470,200
Contained zinc (tons)	153,810	156,290	143,140

(1)

Includes by-product credits from lead and zinc production. Cash Cost, After By-product Credits, Per Silver Ounce represents a measurement that is not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe Cash Costs, After By-product Credits, Per Silver Ounce provides an indicator of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other operating mining properties. A reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, to this non-GAAP measure can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP).

(2)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and smelter payables, and cash operating costs.  Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Lucky Friday, the cutoff grade is expressed in terms of net smelter return (“NSR”), rather than metal grade.  The cutoff grade at Lucky Friday ranges from $161 per ton NSR to $171 per ton NSR.  Our estimates of proven and probable reserves are based on the following metals prices:

	December 31,
	2016	2015	2014
Silver (per ounce)	$14.50	$14.50	$17.25
Lead (per pound)	$0.90	$0.90	$0.95
Zinc (per pound)	$1.05	$0.90	$0.90

(3)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2016 reserve model assumes average total mill recoveries of 96% for silver, 96% for lead and 94% for zinc.

(4)

The change in reserves in 2016 from 2015 was because of depletion of the deposit through production. The changes in reserves in 2015 versus 2014 was because of lower silver prices, depletion of the deposit through production, and exclusion of some lower-grade material, partially offset by inclusion of definition drilling information from 2014.

(5)

Lucky Friday ore reserve estimates were prepared by Terry DeVoe, Chief Geologist, and Joshua Pritts, Resource Geologist, at the Lucky Friday unit and reviewed by Keith Blair, Senior Resource Geologist at Hecla Limited and Dean McDonald, Senior Vice President of Exploration.

The Casa Berardi Unit

In 2013, as a result of our acquisition of Aurizon Mines Ltd. ("Aurizon"), we acquired the Casa Berardi mine, located 95 kilometers north of La Sarre in the Abitibi Region of northwestern Quebec, Canada. The mining site is reached via a 38 kilometer all season gravel road which connects with the provincial and national paved roads grid. The property is limited to the west by the Quebec/Ontario border and covers parts of Casa Berardi, Dieppe, Raymond, D'Estrees, and Puiseaux townships. The project area extends east-west for more than 37 kilometers and reaches 3.5 kilometers in width. The Casa Berardi mine gold deposits are located along a 5 kilometer east-west mineralized corridor.

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

Hecla Quebec Inc., Hecla’s wholly owned subsidiary, owns a 100% interest in the mineral titles and mining leases comprising the current Casa Berardi mine. The Casa Berardi mine is composed of 69 contiguous claims, covering 3,148.3 hectares (7,779.6 acres) and two mining leases covering 481.4 hectares (1,189.7 acres).  The Casa Berardi property area totals 3,629.75 hectares (8,969.3 acres).  All the claims and leases are in good standing. We own an additional approximately 29,000 acres of exploration property located adjacent to the current Casa Berardi mine and comprised of approximately 230 claims, most of which are subject to a 1% NSR royalty in favor of Lake Shore Gold Corp.

We also hold a non-exclusive lease BNE 25938 for a sand and gravel pit, tailings lease 70218, and an additional 12 acres of land contiguous to mining lease BM 768 for rock waste material storage.

Under the Quebec Mining Act, claims are required to be renewed every two years. Statutorily prescribed minimum work commitments apply to all claims and leases. As of December 31, 2016, the claims and leases comprising part of the Casa Berardi mine have excess work credits of CAD$47.5 million.

The project consists of an underground mine and the East Mine Crown Pillar open pit mine. The underground mine has two shafts; the West Mine shaft reaching a vertical depth of 1096 meters, and the unused East Mine shaft located 4.3 kilometers to the east, and going down to a vertical depth of 379 meters. A system of declines and drifts connecting both shafts provide access and underground services to ore zones. The surface infrastructures include a cyanidation processing mill (carbon-in-leach), tailings impoundment areas, and other facilities and infrastructures. Power supply to the site is provided by a 55 kilometer, 120kV power line from the Hydro-Québec transformation station located in the town of Normétal. The map below illustrates the location and access to Casa Berardi:

Prior to Aurizon’s ownership, the Casa Berardi underground mine operated from 1988 to 1997, producing approximately 3.9 million tons of ore at an average gold grade of 0.2 ounces per ton from two sites, the West Mine and the East Mine. Aurizon’s operations from 2006 to 2012 produced approximately 4.5 million tons of ore at an average gold grade of 0.3 ounces per ton. A total of 1,625,500 ounces of gold were recovered by the previous operators prior to 2013. The mineral deposits cover a distance of more than 5.0 kilometers.

The underground mine at Casa Berardi is a trackless mine accessed by declines and a shaft, which produces approximately 2,300 tons of ore per day. The mining methods are longhole transversal stoping in 10 metres or more mineralization width, and longitudinal retreat stoping in narrower ore bodies. The mineralized zones put in reserves are of varying thickness, ranging from a few tenths of meters to 3 metres, which is the minimum mining width. Most of the hanging walls are sub-vertical (55° to 85°), with typically the graphitic Casa Berardi fault at the footwall.

In 2014, we completed a project initiated by Aurizon to deepen the West Mine Shaft and construct the associated shaft infrastructure, including loading pockets, shaft lining, services and steel.

The gold recovery process is based on CIL (carbon in leach) technology where gold is dissolved in a cyanide solution, and precipitated on activated carbon grains put in suspension. The product is doré bars poured in the mill’s refinery. Construction of the processing facility, consisting of a crushing plant, a 2,400 tons per day ore processing plant and tailings facility, was completed in 1988 by Inco Gold and Golden Knight Resources Inc., and ore processing began in September 1989, and during the next 9 years the mill processed 3.9 million tons at an average grade of 0.2 ounces per ton.  Production at Casa Berardi was suspended in 1997 and the mill was put on care and maintenance until 2005, when major rehabilitation work was initiated by Aurizon.  Beginning in the third quarter of 2005, upgrades including refurbishing of the crushing, grinding circuits, conveyors, and leach circuits, the addition of gravity circuits, and construction of an assay laboratory were performed, resulting in an increase of mill capacity.  The mill facility was commissioned in November of 2006 and the processing rate ramped up to reach commercial production in May of 2007. During 2016, modifications were made to the plant to increase capacity to accommodate ore production from the open pit mines. In 2016, total mill recovery of gold was approximately 88%.

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

In early 2016, we made the decision to move forward with construction of the East Mine Crown Pillar ("EMCP") open pit, which is situated between the East Mine and West Mine. Stripping and development of the EMCP pit is planned to take place over five stages. The first stage was completed in the first half of 2016, and processing of ore from the EMCP pit began in July 2016. Stripping and development has been ongoing. The EMCP pit, as currently designed, is a smaller scale operation using conventional open pit mining methods, and is expected to run for approximately 5.5 years of production. The average amount of material to be moved every six months is anticipated to be approximately 160,000 to 260,000 tons of ore, with variable quantities of waste.

The Principale Zone open pit, as currently designed, would be mined using conventional open pit mining methods. The Principale Zone open pit is expected to commence production after the EMCP pit is depleted and to run for approximately 4 full years of production. The average amount of material to be moved every six months is expected to approximate 450,000 tons of ore, with variable quantities of waste.

The mine and mill complex are permitted to process 1,250,000 dry metric tonnes (approximately 1,378,000 tons) of ore per year at a rate of 3,775 tons per day. Difficult ground conditions and bottlenecks in stope preparation have limited underground production to levels below the designed capacity. In 2016, the mill processed approximately 997,579 tons, for an average of 2,726 tons per day. During the fourth quarter of 2016, the mill processed approximately 3,307 tons per day, with the increase due primarily to the addition of ore from the EMCP pit. The current life of mine plan is based on an average milling rate of approximately 3,500 tons per day, with the inclusion of material from the surface mines, for the remaining mine life.

Based on current ore reserve estimates, the known life of mine plan totals 13.6 million tons of ore grading 0.11 ounces of gold per ton, with production for approximately 11 years.

At Casa Berardi, in-stope drilling refines orebody shapes and gold grade distributions within the orebodies for mine planning. Underground definition drilling involves evaluating along strike or down plunge projections of the existing ore zones. Exploration drilling evaluates similar trends but beyond currently defined mineralization and also evaluates previously untested targets identified along major structural trends such as the Casa Berardi Fault and a number of other structures or zones that may be mineralized. During 2016, up to six drills operated underground and up to two drills operated on the surface to refine stope designs, upgrade and expand known mineralization to reserves and identify new mineralization in the 104, 113, 118, 123, 124, 134, Lower Inter and North Domain Zones.

The proposed 2017 underground in-stope and definition drilling programs are expected to appraise the high grade ore shoots of the 113, 118, 123 Principale Zones and Lower Inter area. Surface definition drilling is also expected to occur at the 160 Zone to potentially reclassify the resources to reserves.  Surface and underground exploration drilling in 2017 is expected to evaluate extensions of the 104, 118, 123, 124, 134, North Domain, South Domain, West Mine area, North West, and Lower Inter Zones. A surface program is also expected to evaluate new targets to the west, but along trend of the Casa Berardi Mine.

We expect the mine plan will continually be modified as new mineralization is discovered and upgraded to reserves.

The employees at Casa Berardi are employees of Hecla Quebec Inc., our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 559 employees at the Casa Berardi unit at December 31, 2016.

Hecla acquired Aurizon on June 1, 2013 for approximately CAD$740.8 million (US$714.5 million), and has operated the Casa Berardi mine since the acquisition. The net book value of the Casa Berardi unit property and its associated plant, equipment and mineral interests was approximately $764.5 million as of December 31, 2016. As of December 31, 2016, we have recorded a $5.5 million asset retirement obligation for reclamation and closure costs. We maintain a surety bond as financial guarantee for future reclamation and closure work.

Information with respect to the Casa Berardi unit’s production, average Cash Cost, After By-product Credits, Per Gold Ounce and proven and probable ore reserves for 2016, 2015 and 2014 is set forth in the table below.

	Year Ended December 31,
Production	2016	2015	2014
Ore milled (tons)	997,579	844,090	827,580
Gold (ounces)	145,975	127,891	128,244
Silver (ounces)	33,641	29,639	25,014

Cost of sales and other direct production costs and depreciation, depletion and amortization	$155,711	$144,558	$148,043
Cash Cost, After By-product Credits, Per Gold Ounce (1)	$763.98	$771.54	$826.35

Proven Ore Reserves(2,3,4,5)
Total tons	2,574,700	2,118,600	1,605,700
Gold (ounces per ton)	0.11	0.11	0.15
Contained gold (ounces)	272,200	234,300	237,000

Probable Ore Reserves(2,3,4,5)
Total tons	7,751,900	8,103,700	7,806,200
Gold (ounces per ton)	0.13	0.14	0.14
Contained gold (ounces)	1,037,100	1,097,500	1,100,100

Total Proven and Probable Ore Reserves(2,3,4,5)
Total tons	10,326,600	10,222,300	9,411,900
Gold (ounces per ton)	0.13	0.13	0.14
Contained gold (ounces)	1,309,300	1,331,800	1,337,100

(1)

Includes by-product credits from silver production. Cash Cost, After By-product Credits, Per Gold Ounce represents a measurement that is not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe Cash Cost, After By-product Credits, Per Gold Ounce provides an indicator of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other operating mining properties. A reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, to this non-GAAP measure can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP).

(2)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and refiner payables, and cash operating costs.  The cutoff grade at Casa Berardi is assumed to be between 0.098 and 0.112 ounces per ton for underground reserves and between 0.015 and 0.023 ounces per ton for open pit reserves.  Our estimates of proven and probable reserves are based on prices of $1,200, $1,100 and $1,225 per gold ounce for 2016, 2015 and 2014, respectively.

(3)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2016 reserve model assumes average total mill recoveries for gold of approximately 89%.

(4)

The change in reserves in 2016 compared to 2015 is a result of depletion of the deposit through production, offset by inclusion of definition drilling information. The change in reserves in in 2015 compared to 2014 is a result of depletion of the deposit through production and a lower gold price assumption, offset by inclusion of definition drilling information.

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

Recent exploration success on the Middle, North, and East Francine veins and completion of a Preliminary Economic Assessment lead to the decision in the third quarter of 2015 to develop shallow open pit mines on those veins, with development commencing in the fourth quarter of 2015. Ore production from the Middle and East Francine veins commenced late in the fourth quarter of 2015, and from the North Vein in the first quarter of 2016. The pits are expected to extend to a maximum of approximately 270 feet in depth. Near-surface material is excavated, with drill and blast techniques used for deeper material. Ore production is anticipated to run for approximately 6 months at the East Francine and North veins and 16 months at the Middle Vein. Total production from the three pits is anticipated to range from 7,000 to 29,000 tons of ore per month over approximately 16 months, with variable quantities of waste, for total ore production of approximately 300,000 tons. Production is achieved through excavating and drilling and blasting the shallow-dipping, high-grade silver veins which carry significant gold credits.

In January 2017, work commenced to build a new underground decline and rehabilitate historical underground workings at the San Sebastian mine, in order to mine deeper ore from the Middle Vein. We expect underground production to commence by the end of 2017. Underground production is anticipated to total approximately 142,000 tons over 15 months. We expect to mine ore by the cut-and-fill stoping method and extracted from the stopes using rubber-tired equipment and hauled to the surface in trucks.

Run of mine ore is hauled in trucks by contractors to a processing facility near Velardeña, Durango, Mexico, which is located approximately 60 miles from the San Sebastian mine site. We previously owned the Velardeña mill, but now use it to process ore under a lease arrangement. Processing of ore from the open pits averaged approximately 391 tons per day in 2016, with recovery of approximately 94% silver and gold. As of December 31, 2016, we have the ability to extend the lease through 2018. The mill is a conventional leach, counter-current decantation and Merrill Crowe precipitation circuit capable of processing up to approximately 550 tons per day, depending on ore hardness. The ore is crushed in a two-staged crushing plant consisting of a primary jaw, a secondary cone crusher and a double-deck vibrating screen. The grinding circuit includes a primary ball mill and cyclone classifiers. The ground ore is thickened followed by agitated leaching and four stages of counter-current decantation to wash solubilized silver and gold from the pulp. The solution bearing silver and gold is clarified, deaerated and zinc dust added to precipitate silver and gold that is recovered in plate and frame filters. The precious metal precipitate is smelted and refined into doré, and is then shipped to a third-party refiner. Since construction of the mill in 1994, two leach tanks were added in 2001, a filter press was added in 2002, and the Merrill Crowe system and Autojet Filters were expanded and modified in 2012. In addition, rehabilitation of various components of the mill was completed in 2015 prior to the start of processing of the ore from the open pits.

At December 31, 2016, the net book value of the San Sebastian unit property and its associated plant and equipment was $6.7 million. Infrastructure includes a water supply system, maintenance shop, warehouse, laboratory, leased mill and related improvements, and various offices. Equipment and facilities are in good condition. December 31, 2016, $5.6 million has been accrued for reclamation and closure costs. All permits required for mining of the open pits and operation of the mill are in place.

There were a total of 52 employees at the San Sebastian unit as of December 31, 2016, with most of them employed by our subsidiary that provides certain specialized services to another subsidiary that owns the mine.. These employees are not represented by a bargaining agent. We currently primarily use third-party contractors for mining and operation of the processing facility. The hourly employees of the lessor of the processing facility are represented by the Sindicato Nacional de Trabajadores Mineros, Metalúrgicos, Siderúrgicos y Similares de la República Mexicana (a Mexico national union) as bargaining agent.

Electric power is purchased from Comisiòn Federal de Electricidad (a Mexico federal electric company).

Drilling success over the past three and a half years on the near-surface East Francine, Middle and North veins at the San Sebastian property has lead to open pit mine production on all three veins. The Francine, Andrea, Middle and North veins now define over 5.0 miles of mineralized strike length and are open along strike and at depth. The Francine Vein has currently been traced for over 7,000 feet along strike and to 600 feet of depth.  The Middle Vein has been traced for nearly 9,000 feet along strike and to a depth of over 1,000 feet. Exploration and in-fill drilling of the western extension of the Middle Vein confirmed the continuity of the vein mineralization with design for exploitation from underground being finalized.  The North Vein has a mineralized trend that extends over 4,000 feet along strike and 1,000 feet to depth and remains open along strike in both directions and at depth.

Exploration core drilling in 2017 is expected to initially concentrate on defining shallow high grade mineralization along northwest extensions of the North, Middle, and Francine veins and southeastern extension of the Francine and Middle veins,. Later in 2017, drilling is expected to also test for deeper, high grade mineralization within these same vein systems. Additional exploration drilling is expected to occur at the Esperanza Vein located approximately 1.5 miles west of the mine area. Other exploration activities in 2017 are expected to include reverse circulation ("RC") drilling to test gold and silver anomalies generated by previous rotary air blast drilling. These RC targets are primarily south of the mine site as well as along the La India and Zapata Norte veins located west of the mine site. As in previous years, these drill programs may be expanded with continued success.

Information with respect to the San Sebastian unit’s production, average cost per ounce of silver produced and proven and probable ore reserves is set forth in the table below.

	Year Ended December 31,
Production	2016	2015
Ore milled (tons)	143,267	6,602
Silver (ounces)	4,294,123	81,677
Gold (ounces)	34,042	870

Cost of sales and other direct production costs and depreciation, depletion and amortization	$31,233	$—
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$(3.35)	$6.71

Proven Ore Reserves(2,3,4,5)
Total tons	43,000	5,000
Silver (ounces per ton)	23.4	14.50
Gold (ounces per ton)	0.19	0.21
Contained silver (ounces)	1,007,800	72,300
Contained gold (ounces)	8,200	1,000

Probable Ore Reserves(2,3,4,5)
Total tons	283,300	284,100
Silver (ounces per ton)	16.2	28.00
Gold (ounces per ton)	0.10	0.22
Contained silver (ounces)	4,592,600	7,942,500
Contained gold (ounces)	28,500	63,000

Total Proven and Probable Ore Reserves(2,3,4,5)
Total tons	326,300	289,100
Silver (ounces per ton)	17.2	27.7
Gold (ounces per ton)	0.11	0.2
Contained silver (ounces)	5,600,400	8,014,800
Contained gold (ounces)	36,700	64,000

(1)

Includes by-product credits from gold production. Cash Cost, After By-product Credits, Per Silver Ounce represents a measurement that is not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe Cash Cost, After By-product Credits, Per Silver Ounce provides an indicator of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other operating mining properties. A reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, to this non-GAAP measure can be found in Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP).

(2)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and refiner payables, and cash operating costs.  Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at San Sebastian, the cutoff grade is expressed in terms of net smelter return, rather than metal grade.  The cutoff grade at San Sebastian is assumed to be $100 per ton NSR. The average prices used for the San Sebastian unit were:

	December 31,
	2016	2015
Silver (per ounce)	$14.50	$14.50
Gold (per ounce)	$1,200	$1,100

(3)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore. Metal recoveries vary by mine zone and ore grade. The 2016 reserve model assumes average total mill recoveries of approximately 94% for silver and gold.

(4)

The decrease in silver and gold reserves in 2016 compared to 2015 is the result of depletion of the deposit through production, including higher grade portions, partially offset by inclusion of definition drilling information.

(5)	San Sebastian ore reserve estimates were prepared by Keith Blair, Senior Resource Geologist at Hecla Limited, and reviewed by Dean McDonald, Senior Vice President of Exploration.

Item 3. Legal Proceedings

For a discussion of our legal proceedings, see Note 7 of Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the New York Stock Exchange, Inc. under the symbol "HL." As of February 20, 2017, there were 4,160 stockholders of record of our common stock. Our common stock quarterly high and low sale prices for the past two years were as follows:

		Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2016	– High	$7.64	$7.26	$5.10	$2.95
	– Low	$4.93	$5.20	$2.66	$1.45
2015	– High	$2.65	$2.76	$3.37	$3.54
	– Low	$1.78	$1.77	$2.72	$2.65

Quarterly dividends were paid on our Series B preferred stock for 2014, 2015 and 2016, and no dividends are in arrears.

In September 2011 and February 2012, our board of directors adopted a common stock dividend policy that has two components: (1) a dividend that links the amount of dividends on our common stock to our average quarterly realized silver price in the preceding quarter, and (2) a minimum annual dividend of $0.01 per share of common stock, in each case, payable quarterly, when declared. See Note 9 of Notes to Consolidated Financial Statements for more information on potential dividend amounts under the first component of the policy at various silver prices. The following table summarizes the quarterly common stock dividends declared by our board of directors for the years 2014, 2015 and 2016 and the first quarter of 2017:

	(A)	(B)	(C)	(A+B+C)
Declaration date	Silver-price- linked component per share	Minimum annual component per share	Special dividend per share	Total dividend per share	Total dividend amount (in millions)	Month of payment
February 21, 2014	$—	$0.0025	$—	$0.0025	$0.9	March 2014
May 5, 2014	$—	$0.0025	$—	$0.0025	$0.9	June 2014
July 31, 2014	$—	$0.0025	$—	$0.0025	$0.9	September 2014
November 5, 2014	$—	$0.0025	$—	$0.0025	$0.9	December 2014
February 17, 2015	$—	$0.0025	$—	$0.0025	$0.9	March 2015
May 6, 2015	$—	$0.0025	$—	$0.0025	$0.9	June 2015
August 6, 2015	$—	$0.0025	$—	$0.0025	$0.9	September 2015
November 3, 2015	$—	$0.0025	$—	$0.0025	$0.9	December 2015
February 20, 2016	$—	$0.0025	$—	$0.0025	$0.9	March 2016
May 4, 2016	$—	$0.0025	$—	$0.0025	$1.0	June 2016
August 3, 2016	$—	$0.0025	$—	$0.0025	$1.0	September 2016
November 4, 2016	$—	$0.0025	$—	$0.0025	$1.0	December 2016
February 21, 2017	$—	$0.0025	$—	$0.0025	$1.0	March 2017

Because the average realized silver price for each quarter of 2014, 2015 and 2016 was below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. Prior to 2011, no dividends had been declared on our common stock since 1990. We cannot pay dividends on our common stock if we fail to pay dividends on our Series B preferred stock. The declaration and payment of common stock dividends, whether pursuant to the policy or in addition thereto, is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

The following table provides information as of December 31, 2016 regarding our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
2010 Stock Incentive Plan	—	N/A	8,302,326
Stock Plan for Non-employee Directors	—	N/A	438,459
Key Employee Deferred Compensation Plan	—	N/A	511,303
Total	—	N/A	9,252,088

See Note 8 and Note 9 of Notes to Consolidated Financial Statements for information regarding the above plans.

On February 26, 2016, we issued 1,826,509 unregistered shares of our common stock in private placements to the Hecla Mining Company Retirement Plan Trust and The Lucky Friday Pension Plan Trust, in order to satisfy the funding requirements for those defined benefit pension plans. The private placements were exempt from registration under the Securities Act of 1933 pursuant to section 4(a)(2) of that Act. The shares were subsequently registered for resale on a registration statement on Form S-3 filed with the SEC on February 26, 2016. We did not receive any proceeds from the sale of the shares. The shares had a value of $4.2 million at the time of issuance.

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

The following performance graph compares the performance of our common stock during the period beginning December 31, 2011 and ending December 31, 2016 to the S&P 500, the S&P 500 Gold Index, a peer group for the year ending December 31, 2016 (“New Peer Group”), and a peer group for the year ending December 31, 2015 (“Old Peer Group”). The New Peer Group consists of the following companies: Alamos Gold Inc., B2Gold Corp., Centerra Gold, Inc., Coeur Mining, Inc., Detour Gold Corporation, Endeavour Silver Corp., First Majestic Silver Corp., IAMGOLD Corporation, New Gold Inc., Pan American Silver Corp., Primero Mining Corp., Royal Gold, Inc., Silver Standard Resources Inc., Stillwater Mining Company, and Tahoe Resources Inc.. The Old Peer Group included ProShares Trust, which was replaced by Silver Standard Resources Inc. in the New Peer Group, and Thompson Creek Metals Company Inc., which was acquired by another company within the peer group during 2016. The graph assumes a $100 investment in our common stock and in each of the indexes and peer groups since the beginning of the period, and a reinvestment of dividends paid on such investments on a quarterly basis throughout the period.

Date	Hecla Mining	S&P 500	S&P 500 Gold Index	2015 Old Peer Group	2016 New Peer Group
December 2011	$100.00	$100.00	$100.00	$100.00	$100.00
December 2012	$112.80	$116.00	$79.59	$97.48	$96.44
December 2013	$59.91	$153.58	$40.98	$55.08	$50.49
December 2014	$54.45	$174.60	$33.95	$53.99	$46.76
December 2015	$37.04	$177.01	$32.48	$37.56	$31.17
December 2016	$102.92	$198.18	$61.75	$61.99	$53.45

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

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions. See Note 9 of Notes to Consolidated Financial Statements for more information. We made no purchases of our outstanding common stock during the quarter ended December 31, 2016.

Item 6. Selected Financial Data

The following table (in thousands, except per share amounts, common shares issued, stockholders of record, and employees) sets forth selected historical consolidated financial data as of and for each of the years ended December 31, 2012 through 2016, and is derived from our audited financial statements (except for stockholders of record and employees). The data set forth below should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and the Notes thereto.

	2016 (7)	2015	2014	2013 (6)	2012 (6)
Sales of products	$645,957	$443,567	$500,781	$382,589	$321,143
Net income (loss)	$69,547	$(86,968)	$17,824	$(25,130)	$14,954
Preferred stock dividends (1)	$(552)	$(552)	$(552)	$(552)	$(552)
Income (loss) applicable to common stockholders	$68,995	$(87,520)	$17,272	$(25,682)	$14,402
Basic income (loss) per common share	$0.18	$(0.23)	$0.05	$(0.08)	$0.05
Diluted income (loss) per common share	$0.18	$(0.23)	$0.05	$(0.08)	$0.05
EBITDA (2)	$236,184	$107,316	$151,532	$69,130	$76,373
Total assets	$2,371,677	$2,221,925	$2,262,064	$2,232,119	$1,378,290
Accrued reclamation & closure costs	$85,580	$95,538	$57,250	$105,191	$113,215
Non-current portion of debt and capital leases(3)	$506,817	$509,040	$512,129	$505,058	$11,935
Cash dividends paid per common share(4)	$0.01	$0.01	$0.01	$0.02	$0.06
Common shares issued and outstanding	395,286,875	378,112,840	367,376,863	342,663,381	285,209,848
Stockholders of record	4,197	4,392	5,571	6,435	6,630
Employees(5)	1,396	1,404	1,354	1,312	735

______________

(1)	We declared and paid all quarterly dividends on our Series B preferred shares for 2012, 2013, 2014, 2015 and 2016 totaling $0.6 million for each of those years.

(2)

Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is a measurement that is not in accordance with GAAP. EBITDA is used by management, and we believe is useful to investors, for evaluating our operational performance. A reconciliation of this non-GAAP measure to net income (loss), the most comparable GAAP measure, can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Net Income (Loss) (GAAP) to Earnings Before Interest, Taxes, Depreciation, and Amortization (non-GAAP).

(3)

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

(4)

See Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for a summary of the common stock dividends declared by our board of directors for the years presented.

(5)	The increase in the number of employees in 2013 was due largely to the acquisition of Aurizon in June 2013.

(6)

As a result of an order from MSHA to remove built-up cementitious material from the Silver Shaft, production was temporarily suspended at the Lucky Friday unit during all of 2012. Limited production resumed in early 2013 and has generally been at historical levels since September 2013. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, The Lucky Friday Segment for more information about production at Lucky Friday.

(7)

In the third quarter of 2015, we made the development decision to mine near-surface, high-grade portions of silver and gold deposits from shallow open pits at our San Sebastian unit in Mexico. Mine production commenced in the fourth quarter of 2015, and mill production started in December 2015. The first sales from San Sebastian occurred in the first quarter of 2016, and operations have continued there since that time. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, The San Sebastian Segment for more information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Established in 1891 in northern Idaho’s Silver Valley, we believe we are the oldest operating precious metals mining company in the United States and the largest silver producer in the U.S.  Our corporate offices are in Coeur d’Alene, Idaho and Vancouver, British Columbia. Our production profile includes:

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

Our operating and strategic framework is based on expanding our production and locating and developing new resource potential. In 2016, we

•	Reported sales of products of $646.0 million, which was a new record and 29% higher than our previous record in 2014 in spite of lower average prices for all metals we produce compared to that year.

•

Achieved record silver production, which was 48% higher than our previous record in 2015, and gold production that was 24% higher compared to 2015. The higher silver production is due to having a full year of production at San Sebastian after commencing ore processing there in the fourth quarter of 2015, and improved ore grades and recoveries at Greens Creek and Lucky Friday. The increase in gold production is primarily the result of the addition of San Sebastian and higher throughput at Casa Berardi.

•

Generated $225.3 million in net cash flows from operating activities, representing a 112% increase compared to 2015. See the Financial Liquidity and Capital Resources section below for further discussion.

•	Realized excellent operating results at our San Sebastian unit after making the decision to develop a mine there in the third quarter of 2015 (discussed further below).

•

Committed a significant level of capital expenditures (including lease additions, capitalized interest, and other non-cash items) of approximately $181.8 million, including $44.8 million at Lucky Friday, $42.0 million at Greens Creek, $67.6 million at Casa Berardi, and $6.0 million at San Sebastian.

•	Substantially completed the #4 Shaft at Lucky Friday, the largest capital project in our history, which started in 2008.

•	Commenced development of the EMCP open pit project at Casa Berardi, with processing of ore from EMCP beginning in July 2016.

•

Maintained overall proven and probable reserves at December 31, 2016, with silver reserves remaining within 2% of its level in 2015, which was the highest in our history, and gold reserves remaining within 3% of its level in 2015. The slight decrease in reserves in 2016 was primarily due to depletion through production at San Sebastian. See Item 2. Property Descriptions for additional information on proven and probable reserves at each of our operating units.

•	Performed exploration and pre-development activities during the year, drilling targets at our land packages in Alaska, Quebec, and Mexico.

•	Acquired Mines Management, giving us ownership of the Montanore project in northwestern Montana as discussed below.

•	Achieved the above milestones while maintaining a cash and short-term investments balance of $198.9 million as of December 31, 2016, an increase of $43.7 million during the year.

Silver, gold, lead, and zinc prices increased to annual averages of $17.10, $1,248, $0.85, and $0.95, respectively, for 2016, from average prices of $15.70 for silver, $1,160 for gold, $0.81 for lead, and $0.88 for zinc for 2015. However, average prices for all four metals were lower for 2016 compared to their annual averages for 2014, which were $19.08 for silver, $1,266 for gold, $0.95 for lead, and $0.98 for zinc. Lead and zinc represent important by-products at our Greens Creek and Lucky Friday segments, and gold is also a significant by-product at Greens Creek and San Sebastian.

The factors driving metals prices are beyond our control and are difficult to predict. As noted above, prices have been highly volatile in the last three years and could be so in the future. Average prices in 2016 compared to those in 2015 and 2014 are illustrated in the Results of Operations section below.  Additionally, the metal grades of ore mined are impacted by geology and mine planning efficiencies and operations, which has the potential to create constraints on production.  Also, ore transportation and smelting schedules impact the timing of sales and final settlement.

See the Results of Operations section below for a discussion of the factors impacting income applicable to common stockholders for the three years ended December 31, 2016, 2015 and 2014.

Key Issues

We intend to achieve our long-term strategy of increasing production and expanding our proven and probable reserves through development and exploration, as well as by acquisitions. Our strategic plan requires that we manage several challenges and risks inherent in conducting mining, development, exploration and metal sales at multiple locations.

One such risk involves metals prices, over which we have no control except, on a limited basis, through the use of derivative contracts. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control. Average market prices of silver, gold, zinc and lead in 2016 were lower than their levels in 2015, as illustrated by the table in Results of Operations below. While we believe global economic and industrial trends could result in continued demand for the metals we produce, prices have been volatile and there can be no assurance that current prices will continue.

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

We make our strategic plans in the context of significant uncertainty about future availability of ore to mine and process. To sustain operations, we must find new opportunities that require many years and substantial expenditures from discovery to production. We approach this challenge by investing in exploration and capital in districts with known mineralization.  On June 15, 2015, we completed the acquisition of Revett, giving us 100% ownership of the Rock Creek project, a significant undeveloped silver and copper deposit in northwestern Montana. In addition, on September 13, 2016, we completed the acquisition of Mines Management, giving us 100% ownership of the Montanore project, another significant undeveloped silver and copper deposit located approximately 10 miles from our Rock Creek project. See Note 15 of Notes to Consolidated Financial Statements for more information on these acquisitions. Development of Rock Creek and Montanore has been challenged by conservation groups at various times, and there can be no assurance that we will be able to obtain the permitting required to develop these projects. In Risk Factors, see Legal challenges could prevent the Rock Creek or Montanore projects from ever being developed for more information.

 Volatility in global financial markets poses a significant challenge to our ability to access credit and equity markets, should we need to do so, and to predict sales prices for our products. We utilize forward contracts to manage exposure to declines in the prices of silver, gold, zinc and lead contained in our concentrates that have been shipped but have not yet settled, and zinc and lead contained in our forecasted future concentrate shipments. In addition, we have in place a $100 million revolving credit agreement under which there were no borrowings during 2016 or as of the filing date of this report.

During the third quarter of 2015, we made a development decision to mine near surface, high grade portions of silver and gold deposits at our San Sebastian project in Mexico. Ore production commenced in the fourth quarter of 2015 and has continued since that time.  In addition, work began in the first quarter of 2017 to develop and rehabilitate underground access which would allow us to mine deeper portions of the deposits at San Sebastian. See the San Sebastian Segment section below for more information. We generated positive cash flows at San Sebastian in 2016, and we believe that we will continue to do so over the next approximately two years.  However, our ability to generate positive cash flows at San Sebastian may be impacted by changes in estimated costs, precious metals prices, or other factors, and there can be no assurance that we will be able to develop and operate San Sebastian as anticipated.

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

As a result of industry-wide fatal accidents in recent years, primarily at underground coal mines, there has been an increase in mine regulation.  In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC was directed to issue rules regarding the disclosure of mine safety data.  Our ability to achieve and maintain compliance with MSHA regulations will be challenging and may increase our operating costs. See Item 1A. Risk Factors - We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental rules and regulations and the 1872 Mining Law.

Another challenge we face is the risk associated with environmental matters and ongoing reclamation activities. As described in Risk Factors and Note 7 of Notes to Consolidated Financial Statements, it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans.  We are involved in various environmental legal matters with no assurance that the estimate of our environmental liabilities or liquidity needs, or our strategic plans, will not be significantly impacted as a result of these matters or new matters that may arise. We strive to ensure that our activities are conducted in compliance with applicable laws and regulations and attempt to resolve environmental litigation on as favorable terms as possible.

Reserve estimation is a major risk inherent in mining. Our reserve estimates, which drive our mining and investment plans, the valuation of a significant portion of our long-term assets, and depreciation, depletion and amortization expense, may change based on economic factors and actual production experience. Until ore is mined and processed, the volumes and grades of our reserves must be considered as estimates. Our reserves are depleted as we mine. Reserves can also change as a result of changes in economic and operating assumptions.

Results of Operations

Sales of products by metal for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Silver	$274,438	$158,371	$175,361
Gold	276,630	205,216	224,138
Lead	63,942	55,380	64,190
Zinc	95,058	85,290	96,154
Less: Smelter and refining charges	(64,111)	(60,690)	(59,062)
Sales of products	$645,957	$443,567	$500,781

For the year ended December 31, 2016, we reported income applicable to common stockholders of $69.0 million compared to a loss of $87.5 million in 2015 and income of $17.3 million in 2014. The following factors led to those differences:

•

Gross profit at our San Sebastian unit in 2016 of $82.7 million, with no profit or loss reported there in 2015 or 2014 as metal sales commenced there in the first quarter of 2016. In addition, gross profit at Greens Creek in 2016 of $69.1 million was higher than $32.6 million in 2015 and $45.5 million in 2014. At Casa Berardi, gross profit of $21.4 million in 2016 was higher than $4.9 million in 2015 and $17.8 million in 2014. In addition, gross profit at Lucky Friday of $18.3 million in 2016 was higher than gross profit of $1.1 million in 2015, but lower than gross profit of $21.9 million in 2014. See the Greens Creek Segment, Lucky Friday Segment, Casa Berardi Segment, and San Sebastian Segment sections below.

•	Average realized silver, gold, lead and zinc prices in 2016 were higher compared to 2015, but were lower than in 2014. These price variances are illustrated in the table below.

		Average price for the year ended December 31,
		2016	2015	2014
Silver —	London PM Fix ($/ounce)	$17.10	$15.70	$19.08
	Realized price per ounce	17.16	15.57	18.46
Gold —	London PM Fix ($/ounce)	1,248	1,160	1,266
	Realized price per ounce	1,245	1,150	1,262
Lead —	LME Final Cash Buyer ($/pound)	0.85	0.81	0.95
	Realized price per pound	0.85	0.83	0.98
Zinc —	LME Final Cash Buyer ($/pound)	0.95	0.88	0.98
	Realized price per pound	0.95	0.86	0.99

Average realized prices differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with customers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metal prices each period through final settlement.  For 2016, we recorded net negative price adjustments to provisional settlements of $0.9 million compared to net positive price adjustments to provisional settlements of $0.6 million in 2015 and net negative adjustments of $2.3 million in 2014. The price adjustments related to silver, gold, zinc and lead contained in our concentrate sales were largely offset by gains and losses on forward contracts for those metals for each year (see Note 10 of Notes to Consolidated Financial Statements for more information).  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.

•

Provision for closed operations and environmental matters decreased to $5.7 million in 2016 from $12.2 million in 2015 and $10.1 million in 2014. The 2015 provision includes a net $8.7 million charge for potentially resolving the exposure to liability at the South Dakota and Colorado Superfund Sites Related to CoCa Mines, Inc., which is in addition to $1.2 million in charges recognized in prior years. The 2014 provision includes a $5.6 million increase to the liability for the Johnny M site in New Mexico (See Note 7 of Notes to Consolidated Financial Statements for more information).

•

Interest expense, net of amounts capitalized, of $21.8 million in 2016 compared to $25.4 million in 2015 and $26.8 million in 2014. The interest is primarily related to our Senior Notes issued in April 2013, with the net proceeds used to partially fund the acquisition of Aurizon, and additional issuances in 2014 to satisfy the funding requirements for one of our defined benefit pension plans (see Notes 6 and 16 of Notes to Consolidated Financial Statements).

•

Exploration and pre-development expense decreased to $17.9 million in 2016 from $22.0 million in 2015 and $19.7 million in 2014. Our activity in 2016 included a continuation of extensive exploration work at our Greens Creek unit, on our land package near Durango, Mexico, and at the Casa Berardi mine and other projects on our land package in Quebec, Canada. "Pre-development expense" is defined as costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves. We advanced pre-development work at the San Sebastian property in Mexico during 2014 and 2015, resulting in the decision to develop a mine there in the third quarter of 2015.

•

Reclassifications of $1.0 million, $3.0 million and $2.4 million in unrealized losses on certain marketable securities from other comprehensive income to current earnings in 2016, 2015 and 2014, respectively. The losses were recognized in current earnings in each period because the securities were deemed to be other than temporarily impaired.

•	Costs related to the acquisition of Mines Management of $2.7 million in 2016 and the acquisition of Revett of $2.2 million in 2015.

•	General and administrative costs, which increased to $45.0 million in 2016 from $34.2 million in 2015 and $31.5 million in 2014 primarily due to increased incentive compensation.

•

Net mark-to-market gains on base metal forward contracts of $4.4 million in 2016, $8.3 million in 2015 and $9.1 million in 2014. These gains are related to financially-settled forward contracts on forecasted zinc and lead production as part of a risk management program, and resulted from decreases in zinc and lead prices during each period. We do not include silver and gold in this program.

•

Net foreign exchange loss of $2.9 million in 2016 compared to gains of $24.6 million in 2015 and $11.5 million in 2014. As discussed in Note 10 of Notes to Consolidated Financial Statements, in 2016 we initiated hedging programs to manage our exposure to fluctuations in the exchange rate between the U.S. dollar and Canadian dollar and Mexican peso and the impact on our future operating costs at our Casa Berardi and San Sebastian units.

•

Income tax provision of $27.4 million in 2016 compared to an income tax provision of $56.3 million in 2015 and a benefit of $5.2 million in 2014. The provision in 2016 is primarily related to pre-tax net income, partially offset by a decrease in the valuation allowance for U.S. deferred tax assets. The provision in 2015 is primarily the result of an increase in the valuation allowance for U.S. deferred tax assets, partially offset by a decrease in the valuation allowance for Mexican deferred tax assets. The benefit in 2014, in spite of reporting income before income taxes of $12.6 million for the year, is the result of book-versus-tax differences for certain items in Canada and the U.S. See Corporate Matters and Note 5 of Notes to Consolidated Financial Statements for more information.

Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2016	2015	2014
Sales	$260,446	227,833	245,175
Cost of sales and other direct production costs	(138,733)	(138,723)	(136,177)
Depreciation, depletion and amortization	(52,564)	(56,553)	(63,505)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(191,297)	(195,276)	(199,682)
Gross Profit	$69,149	$32,557	$45,493

Tons of ore milled	815,639	814,398	816,213
Production:
Silver (ounces)	9,253,543	8,452,153	7,826,341
Gold (ounces)	53,912	60,566	58,753
Zinc (tons)	57,729	61,934	59,810
Lead (tons)	20,596	21,617	20,151
Payable metal quantities sold:
Silver (ounces)	8,244,723	7,384,657	6,434,739
Gold (ounces)	47,015	48,325	46,297
Zinc (tons)	40,817	44,492	42,744
Lead (tons)	16,795	17,553	15,526
Ore grades:
Silver ounces per ton	14.55	13.50	13.24
Gold ounces per ton	0.10	0.11	0.12
Zinc percent	8.08	8.74	8.38
Lead percent	3.11	3.30	3.22
Mining cost per ton	$69.48	$71.50	$69.45
Milling cost per ton	$31.99	$30.32	$30.56
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$3.84	$3.91	$2.89

______________

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP).

The $36.6 million increase in gross profit for 2016 compared to 2015 was primarily due to higher silver production as a result of higher ore grades, improved silver recoveries and higher silver prices. Higher gold, zinc and lead prices, partially offset by lower quantities sold for gold, zinc and lead, also impacted gross profit. The $23.7 million increase in gross profit for 2016 compared to 2014 was primarily the result of higher quantities sold for silver, gold and lead, partially offset by lower average prices for all four metals and less zinc sold. Average realized prices for silver, gold, zinc and lead for 2016 were higher than in 2015 by 9%, 8%, 9% and 2% respectively, and lower than in 2014 by 7%, 1%, 4% and 13% respectively.

Gross profit was also impacted by negative price adjustments to revenues of $0.8 million in 2016, positive price adjustments of $0.5 million in 2015 and negative price adjustments of $1.3 million in 2014. Price adjustments to revenues result from changes in metals prices between transfer of title of concentrates to buyers and final settlements during the period, and are partially offset by gains and losses on forward contracts related to concentrates that have been shipped.

Depreciation, depletion and amortization expense was 7% and 17% less in 2016 compared to 2015 and 2014, respectively, due primarily to the effect on units-of-production depreciation of an increase in the estimated life of mine.

The Greens Creek operation is partially powered by diesel generators, and production costs have historically been affected by fluctuations in fuel prices and hydroelectric power availability. Installed infrastructure allows hydroelectric power to be supplied to Greens Creek by Alaska Electric Light and Power (AEL&P) via a submarine cable from North Douglas Island, near Juneau, to Admiralty Island, where Greens Creek is located. This has reduced production costs at Greens Creek to the extent power has been available. During 2016, 2015 and 2014, Greens Creek received approximately 94%, 96% and 97%, respectively, of its electricity from hydroelectric power from AEL&P due to higher precipitation levels in southeastern Alaska. When weather conditions are not favorable to maintain lake water levels, the mine relies on diesel generated power. Fuel costs were approximately $3.3 million (3% of total production costs) at Greens Creek in 2016 compared to $4.7 million (4% of production costs) in 2015 and $5.5 million (5% of production costs) in 2014. The cost of hydroelectric power was $8.4 million (7% of production costs) in 2016, $7.3 million (6% of production costs) in 2015, and $7.2 million (6% of production costs) in 2014. The increase in cost of hydroelectric power is the result of a price increase per kwh purchased from $0.10 to $0.16 in September 2016.

Mining costs per ton decreased in 2016 by 3% compared to 2015 and were relatively unchanged compared to 2014. The lower mining costs were primarily the result of lower maintenance, labor and fuel costs. Milling costs per ton increased 5% compared to both 2015 and 2014 due to higher power costs, along with an increase in costs for labor, maintenance and reagents.

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2016	2015	2014
Cash Cost, Before By-product Credits, per Silver Ounce	$21.32	$23.24	$25.46
By-product credits per silver ounce	(17.48)	(19.33)	(22.57)
Cash Cost, After By-product Credits, per Silver Ounce	$3.84	$3.91	$2.89

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for 2016 compared to 2015 and 2014:

Cash Costs, After By-product Credits, per Silver Ounce were lower in 2016 compared to 2015 due to lower mining, milling, treatment and other costs on a per-ounce basis and higher silver production, partially offset by lower by-product credits by $5.69 per ounce. The increase in Cash Costs, After By-product Credits, per Silver Ounce in 2016 compared to 2014 was the result of lower by-product credits by $8.93 per ounce, partially offset by lower mining, milling, treatment, and other costs on a per-ounce basis.

Mining costs decreased in 2016 compared to 2015 and 2014 due primarily to higher silver production resulting from improved silver recoveries and grades, as well as lower production costs year over year. Milling costs decreased in 2016 compared to 2015 and 2014 on a per-ounce basis, despite increasing on a per-ton basis as discussed above, due primarily to higher silver production.

Other costs for 2016 were lower compared to 2015 due to the effect of higher silver production, partially offset by higher mine license tax. Other costs for 2016 compared to 2014 were lower due to the effect of higher silver production and lower mine license tax.

Treatment costs were lower in 2016 compared to 2015 and 2014 as a result of higher silver production and improved payment terms from smelters. Treatment costs were also impacted by silver prices, as treatment costs include the value of silver not payable to us through the smelting process. The silver not payable to us is either recovered by the smelters through further processing or ultimately not recovered and included in the smelters' waste material. Treatment costs also include a price adjustment component that fluctuates with changes in base metal prices.

By-product credits per ounce were lower in 2016 compared to 2015 due to lower gold, zinc and lead production and higher silver production, partially offset by higher prices for silver, gold, zinc and lead. By-product credits per ounce were lower in 2016 compared to 2014 due to lower gold and zinc production and higher silver production, as well as lower prices for all four metals.

The difference between what we report as "production" and "payable metal quantities sold" is attributable to the difference between the quantities of metals contained in the concentrate we produce versus the portion of those metals actually paid for by our customers according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades which impact the amount of metals contained in concentrates produced and sold. The differences in payable quantities sold for 2016 compared to 2015 and 2014 were due mainly to timing of concentrate shipments.

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

In early 2014 we were engaged in negotiations with the U.S. Forest Service and state agencies on their proposed revisions to our previously-submitted reclamation and closure plan. In 2014, we updated our asset retirement obligation ("ARO") at Greens Creek to reflect a revised reclamation and closure plan having estimated undiscounted costs of approximately $96.7 million, an increase from the $73.9 million in the previous plan, which was primarily the result of a new requirement to include perpetual water treatment in the closure plan. This resulted in an increase to the ARO asset and liability of $2.2 million after discounting the estimated costs to present value. As part of the revised closure plan, we increased our reclamation bonding from $30 million to approximately $68.9 million in 2014. In the fourth quarter of 2016, we revised our ARO to reflect estimated undiscounted costs of approximately $100.1 million and expected timing of expenditures. This resulted in a decrease to the ARO asset and liability of $5.0 million due to the impact of discounting and the change in expected timing of expenditures.

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2016	2015	2014
Sales	$94,479	$66,302	$89,757
Cost of sales and other direct production costs	(64,400)	(53,960)	(58,423)
Depreciation, depletion and amortization	(11,810)	(11,262)	(9,431)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(76,210)	(65,222)	(67,854)
Gross profit (loss)	$18,269	$1,080	$21,903

Tons of ore milled	293,875	297,347	309,070
Production:
Silver (ounces)	3,596,010	3,028,134	3,239,151
Lead (tons)	21,876	18,348	20,104
Zinc (tons)	10,787	8,139	8,159
Payable metal quantities sold:
Silver (ounces)	3,433,618	2,759,114	3,039,697
Lead (tons)	20,724	15,856	17,105
Zinc (tons)	8,985	5,339	5,904
Ore grades:
Silver ounces per ton	12.69	10.68	11.00
Lead percent	7.78	6.55	6.87
Zinc percent	3.92	2.98	2.93
Mining cost per ton	$98.12	$89.69	$87.90
Milling cost per ton	$24.08	$21.51	$21.56
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$8.89	$11.23	$9.44

______________

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP).

The increase in gross profit for 2016 compared to 2015 was due to higher silver, lead, and zinc production due to higher ore grades, and higher average prices for all three metals. The lower grades in 2015 were a result of failure of the underground booster fan, which reduced the ventilation capacity of the mine, leading to the temporary closure of a higher-grade production stope. Production during most of the third quarter of 2015 came from lower grade material until the fan was replaced and other ventilation infrastructure completed. The decrease in gross profit in 2016 compared to 2014 was due primarily to reduced ore throughput and lower metals prices.

Gross profit was also impacted by depreciation expense, which increased in 2016 by 5% and 25% compared to 2015 and 2014, respectively, due to an increase in assets in service.

Mining costs per ton increased in 2016 by 9% and 12% compared to 2015 and 2014, respectively, and milling costs per ton in 2016 were 12% higher compared to both 2015 and 2014. The increase in per-ton costs was primarily the result of lower ore production and higher labor costs.

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Year ended December 31,
	2016	2015	2014
Cash Cost, Before By-product Credits, per Silver Ounce	23.00	23.79	23.95
By-product credits per silver ounce	(14.11)	(12.56)	(14.51)
Cash Cost, After By-product Credits, per Silver Ounce	$8.89	$11.23	$9.44

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for 2016, 2015 and 2014:

The decrease in Cash Cost, After By-product Credits, per Silver Ounce for 2016 compared to 2015 and 2014 was due to increased silver production as a result of higher grades. The variance compared to 2015 was also a result of higher by-product credits in 2016.

Mining and milling costs per ounce decreased slightly in 2016 compared to 2015 and 2014 as a result of higher silver production.

By-product credits increased in 2016 compared to 2015 due to higher lead and zinc production, as a result of improved grades, and higher average prices for those metals. However, by-product credits were lower in 2016 compared to 2014 due to lower lead and zinc prices.

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

The #4 Shaft project, an internal shaft at the Lucky Friday mine, is expected to provide deeper access which should in turn extend the mine's operational life and expand silver production.  We commenced engineering and construction activities on the #4 Shaft in late 2008, and our Board of Directors gave its final approval of the project in August 2011.  The #4 Shaft project, including excavation of the shaft to its final depth at 9,600 feet below surface, was completed in January 2017. Development to access ore from #4 Shaft is expected to continue through 2017.

Many of the employees at our Lucky Friday unit are represented by a union. The most recent collective bargaining agreement with the union expired on April 30, 2016, and on February 19, 2017, the unionized employees voted against our contract offer. We expect further discussions with the union but it is possible that an agreement will not be reached, in which case we cannot predict what might happen next, including what actions we or the union might take in response to failing to reach an agreement.

See Note 7 of Notes to Consolidated Financial Statements for more information about contingencies related to various accidents and other events that occurred at the Lucky Friday mine in prior periods.

The Casa Berardi Segment

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2016	2015	2014
Sales	$177,143	$149,432	$165,849
Cost of sales and other direct production costs	(108,399)	(100,884)	(109,846)
Depreciation, depletion and amortization	(47,312)	(43,674)	(38,198)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(155,711)	(144,558)	(148,044)
Gross profit	$21,432	$4,874	$17,805
Tons of ore milled	997,579	844,090	827,580
Production:
Gold (ounces)	145,975	127,891	128,244
Silver (ounces)	33,641	29,639	25,014
Payable metal quantities sold:
Gold (ounces)	142,736	130,075	131,287
Silver (ounces)	32,957	28,125	24,785
Ore grades:
Gold ounces per ton	0.167	0.174	0.170
Silver ounces per ton	0.040	0.040	0.034
Mining cost per ton	$89.25	$94.51	$103.53
Milling cost per ton	$18.64	$19.35	$20.75
Cash Cost, After By-product Credits, per Gold Ounce (1)	$763.98	$772.00	$826.35

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP).

Gross profit increased in 2016 compared to 2015 and 2014 primarily due to higher gold production as a result of increased mill throughput. Average gold prices were higher in 2016 compared to 2015, but were lower compared to 2014.

Gross profit for each year was also affected by depreciation expense, which increased in 2016 by 8% and 24% compared to 2015 and 2014, respectively, due to an increase in assets placed in service and the impact of higher throughput on units-of-production depreciation.

Mining costs per ton for 2016 were 6% lower than in 2015 and 14% lower than in 2014. The decrease is primarily due to higher ore production and foreign exchange differences between the periods, as the U.S. dollar strengthened relative to the Canadian dollar in 2016 and 2015, partially offset by stripping costs incurred for the EMCP pit starting in the third quarter of 2016 as discussed below. Foreign exchange differences impacted mining costs per ton in 2016 by approximately 3% compared to 2015 and 17% compared to 2014.

Milling costs per ton decreased by 4% in 2016 compared to 2015 and by 10% compared to 2014 mainly due to higher ore production and exchange rate differences.

In 2015, we made the decision to develop the EMCP project, a new open pit mine at Casa Berardi. Processing of ore from the EMCP pit began in July 2016, and approximately 8,500 gold ounces were produced from the pit in 2016. Costs for stripping of the EMCP pit were capitalized prior to the start of ore production, and have been expensed since that time. The EMCP pit is expected to contribute between 20,000 and 30,000 ounces of gold production for each of the approximately five years remaining on the project.

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Year Ended December 31,
	2016	2015	2014
Cash Cost, Before By-product Credits, per Gold Ounce	$767.90	$775.11	$829.97
By-product credits per gold ounce	(3.92)	(3.57)	(3.62)
Cash Cost, After By-product Credits, per Gold Ounce	$763.98	$771.54	$826.35

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for 2016, 2015 and 2014:

The decrease in Cash Cost, After By-product Credits, per Gold Ounce for 2016 compared to 2015 and 2014 was primarily the result of higher gold production and the continued strengthening of the U.S. dollar relative to the Canadian dollar, partially offset by the addition of EMCP pit stripping costs starting in the third quarter of 2016. Higher gold production impacted costs by approximately $96 per ounce and $100 per ounce in 2016 compared to 2015 and 2014, respectively. Foreign exchange differences impacted costs by approximately $26 per ounce and $137 per ounce in 2016 compared to 2015 and 2014, respectively.

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

The San Sebastian Segment

In the third quarter of 2015, we made the development decision to mine near surface, high grade portions of silver and gold deposits from shallow open pits at our San Sebastian unit in Mexico. We previously produced silver and gold from underground mines at San Sebastian from 2001 to 2005. A Preliminary Economic Assessment was completed, and development of the pits and mine production commenced in the fourth quarter of 2015. Mill production started in December 2015 with the ore processed at a leased mill. The first sales did not occur until early 2016 and included production from December 2015.

	Years Ended December 31,
	2016	2015 (1)
Sales	$113,889	$—
Cost of sales and other direct production costs	(27,451)	—
Depreciation, depletion and amortization	(3,782)	—
Cost of sales and other direct production costs and depreciation, depletion and amortization	(31,233)	—
Gross profit	$82,656	$—
Tons of ore milled	143,267	6,602
Production:
Silver (ounces)	4,294,123	81,677
Gold (ounces)	34,042	870
Payable metal quantities sold:
Silver (ounces)	4,285,788	—
Gold (ounces)	32,354	—
Ore grades:
Silver ounces per ton	31.94	13.70
Gold ounces per ton	0.254	0.148
Mining cost per ton	$75.46	$129.91
Milling cost per ton	$69.12	$44.76
Cash Cost, After By-product Credits, per Silver Ounce (2)	$(3.35)	$6.71

(1)	Ore was processed for 22 days in December 2015.

(2)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP).

The ore processed in 2016 had considerably higher average grades than anticipated over the remaining mine life, which is currently expected to be approximately 24 months.

In January 2017, we started development of a new underground portal and work to rehabilitate historic underground infrastructure which, when completed, would allow us to mine deeper portions of the deposits at San Sebastian. We expect underground ore production to begin by the end of 2017.

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Year ended December 31,
	2016	2015
Cash Cost, Before By-product Credits, per Silver Ounce	6.59	18.07
By-product credits per silver ounce	(9.94)	(11.36)
Cash Cost, After By-product Credits, per Silver Ounce	$(3.35)	$6.71

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for the year ended December 31, 2016 and the 22 day period ended December 31, 2015:

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

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans, while affording a significant benefit to our employees, also represent a significant liability. During 2016, the funded status of our plans changed from a liability of $46.9 million at the first of the year to a liability of $44.9 million at the end of the year. The decreased liability was attributable to returns on plan assets and our contributions that, collectively, exceeded service costs, interest costs, and amortization of actuarial losses. We contributed approximately $2.6 million in shares of our common stock and cash to our defined benefit plans in February 2016, and $6.1 million in shares of our common stock in July 2016, with no additional contributions made in 2016. We expect to contribute a total of $4.0 million in shares of our common stock and cash to our defined benefit plans in 2017. See Note 8 of Notes to Consolidated Financial Statements for more information.  While the economic variables which will determine future cash requirements are uncertain, we expect contributions to increase in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness.

Income Taxes

Each reporting period we assess our deferred tax assets utilizing long-range forecasts to provide reasonable assurance that they will be realized through future earnings. We continue to have a net deferred tax asset in the U.S. and a net deferred tax liability in Canada. Our net deferred tax asset in Mexico was fully utilized in 2016.

Our U.S. net deferred tax asset at December 31, 2016 totaled $35.8 million, or 2% of total assets, a decrease of $7.1 million from the $42.9 million net deferred tax asset at December 31, 2015. The largest component of the deferred tax asset is net operating loss carryforwards. The next largest component is deferred foreign exchange losses. In 2015, we determined that we are indefinite Alternative Minimum taxpayers, resulting in additional valuation allowance primarily related to forecasted utilization of regular net operating loss carryforwards and the effect of reducing the carrying value of the net temporary deferred tax assets measured at 35% to a net realizable tax rate of 20%. During the fourth quarter of 2016, we determined that we are eligible to take a different income tax position relating to the timing of deductions for #4 Shaft development costs at Lucky Friday. We filed with the Internal Revenue Service ("IRS") a request for approval to use this method and we believe the request will be approved during 2017, but we cannot be assured that it will. The change would result in additional deductions of approximately $188 million and $95 million for regular tax and AMT, respectively. We would reflect the effect of these changes to taxes payable and deferred taxes during the period in which the request is approved. At December 31, 2016, we retained a valuation allowance on U.S. deferred tax assets of $96.1 million, primarily for net operating loss carryforwards.

Our net Canadian deferred tax liability at December 31, 2016 was $122.9 million, an increase of $2.6 million from the $120.3 million net deferred tax liability at December 31, 2015. The deferred tax liability is the result of the acquisition of Aurizon completed on June 1, 2013 and is primarily related to the excess of the fair market value of the assets acquired over the tax bases of those assets for Canadian tax reporting, with the majority of that value allocated to mineral resources and reserves.

Our net Mexican deferred tax asset at December 31, 2016 was zero, a decrease of $11.7 million from the balance at December 31, 2015. The decrease resulted from San Sebastian having sufficient income in 2016 to utilize its net operating loss carryforwards. During the fourth quarter of 2016, we filed with the IRS a request for approval to change our tax treatment of exploration expenditures incurred in Mexico for purposes of calculating earnings and profits. We believe the request will be approved during 2017, but we cannot be assured that it will. The change would increase the cumulative earnings and profits balance by approximately $55 million. We would reflect the effect of this change, if any, during the period in which the request is approved. A $3.5 million valuation allowance remains on deferred tax assets in foreign jurisdictions.

As discussed in Note 5 of Notes to Consolidated Financial Statements, our effective tax rate for 2016 was 28% compared to negative 184% for 2015. The change in effective tax rate for 2016 was primarily the result of the change in the valuation allowances described above, the U.S. deduction for percentage depletion, and the impact of taxation in foreign jurisdictions, the impacts of which were amplified in 2015 by relatively low worldwide pre-tax book income. We are subject to income taxes in the United States and other foreign jurisdictions. The overall effective tax rate will continue to be dependent upon the geographic distribution of our earnings in different jurisdictions, the U.S. deduction for percentage depletion, and fluctuation in foreign currency exchange rates. As a result, the 2017 effective tax rate could vary significantly from that of 2016.

For the years 2016, 2015 and 2014, we had no unremitted foreign earnings. See Note 5 of Notes to Consolidated Financial Statements for more information.

Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization and the non-GAAP measures of Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits at the Greens Creek, Lucky Friday, San Sebastian, and Casa Berardi units for the years ended December 31, 2016, 2015 and 2014. With commercial production beginning in late 2015, the San Sebastian unit's information is not applicable for 2014.

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

As depicted in the Greens Creek Unit, the Lucky Friday Unit, and the San Sebastian Unit tables below, by-product credits comprise an essential element of our silver unit cost structure distinguishing our silver operations due to the polymetallic nature of their orebodies. By-product credits included in our presentation of Cash Cost, After By-product Credits, per Silver Ounce include:

	Total, Greens Creek, Lucky Friday and San Sebastian Units
In thousands (except per ounce amounts)	Year ended December 31,
	2016	2015	2014
By-product value, all silver properties:
Zinc	$92,277	$87,383	$95,701
Gold	99,905	59,019	61,871
Lead	62,989	55,955	66,082
Total by-product credits	$255,171	$202,357	$223,654

By-product credits per silver ounce, all silver properties
Zinc	$5.38	$7.56	$8.65
Gold	5.83	5.10	5.59
Lead	3.67	4.84	5.97
Total by-product credits	$14.88	$17.50	$20.21

By-product credits included in our presentation of Cash Cost, After By-product Credits, per Gold Ounce for our Casa Berardi Unit include:

	Casa Berardi Unit (3)
In thousands (except per ounce amounts)	Year ended December 31,
	2016	2015	2014
Silver by-product value	$572	$457	$464
Silver by-product credits per gold ounce	$3.92	$3.57	$3.62

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

In thousands (except per ounce amounts)	Total, Greens Creek, Lucky Friday and San Sebastian Units
	Year ended December 31,
	2016	2015	2014
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$298,740	$260,498	$267,536
Depreciation, depletion and amortization	(68,156)	(67,815)	(72,936)
Treatment costs	84,535	80,239	82,639
Change in product inventory	(1,429)	(1,632)	1,649
Reclamation and other costs	(5,406)	(1,319)	(2,046)
Cash Cost, Before By-product Credits (1)	308,284	269,971	276,842
By-product credits	(255,171)	(202,357)	(223,654)
Cash Cost, After By-product Credits	$53,113	$67,614	$53,188
Divided by silver ounces produced	17,144	11,562	11,065
Cash Cost, Before By-product Credits, per Silver Ounce	$17.98	$23.35	$25.02
By-product credits per silver ounce	$(14.88)	$(17.50)	$(20.21)
Cash Cost, After By-product Credits, per Silver Ounce	$3.10	$5.85	$4.81

	Greens Creek Unit
In thousands (except per ounce amounts)	Year ended December 31,
	2016	2015	2014
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$191,297	$195,276	$199,682
Depreciation, depletion and amortization	(52,564)	(56,553)	(63,505)
Treatment costs	62,754	63,284	63,313
Change in product inventory	(1,866)	(4,222)	1,706
Reclamation and other costs	(2,327)	(1,342)	(1,949)
Cash Cost, Before by-Product Credits (1)	197,294	196,443	199,247
By-product credits	(161,782)	(163,394)	(176,650)
Cash Cost, After By-product Credits	$35,512	$33,049	$22,597
Divided by silver ounces produced	9,254	8,452	7,826
Cash Cost, Before By-product Credits, per Silver Ounce	$21.32	$23.24	$25.46
By-product credits per silver ounce	$(17.48)	$(19.33)	$(22.57)
Cash Cost, After By-product Credits, per Silver Ounce	$3.84	$3.91	$2.89

	Lucky Friday Unit
In thousands (except per ounce amounts)	Year ended December 31,
	2016	2015	2014
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$76,210	$65,222	$67,854
Depreciation, depletion and amortization	(11,810)	(11,262)	(9,431)
Treatment costs	20,277	16,915	19,326
Change in product inventory	(1,162)	1,154	(57)
Reclamation and other costs	(822)	23	(97)
Cash Cost, Before By-product Credits (1)	82,693	72,052	77,595
By-product credits	(50,722)	(38,035)	(47,004)
Cash Cost, After By-product Credits	$31,971	$34,017	$30,591
Divided by silver ounces produced	3,596	3,028	3,239
Cash Cost, Before By-product Credits, per Silver Ounce	$23.00	$23.79	$23.95
By-product credits per silver ounce	$(14.11)	$(12.56)	$(14.51)
Cash Cost, After By-product Credits, per Silver Ounce	$8.89	$11.23	$9.44

	San Sebastian Unit(2)
In thousands (except per ounce amounts)	Year ended December 31,
	2016	2015	2014
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$31,233	$—	$—
Depreciation, depletion and amortization	(3,782)	—	—
Treatment costs	1,504	40	—
Change in product inventory	1,599	1,436	—
Reclamation and other costs	(2,257)	—	—
Cash Cost, Before By-product Credits (1)	28,297	1,476	—
By-product credits	(42,667)	(928)	—
Cash Cost, After By-product Credits	$(14,370)	$548	$—
Divided by silver ounces produced	4,294	82	—
Cash Cost, Before By-product Credits, per Silver Ounce	$6.59	$18.07	$—
By-product credits per silver ounce	$(9.94)	$(11.36)	$—
Cash Cost, After By-product Credits, per Silver Ounce	$(3.35)	$6.71	$—

	Casa Berardi Unit
In thousands (except ounce and per ounce amounts)	Year ended December 31,
	2016	2015	2014
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$155,711	$144,558	$148,043
Depreciation, depletion and amortization	(47,312)	(43,674)	(38,198)
Treatment costs	1,264	670	564
Change in product inventory	2,890	(1,970)	(3,151)
Reclamation and other costs	(459)	(455)	(820)
Cash Cost, Before By-product Credits (1)	112,094	99,129	106,438
By-product credits	(572)	(457)	(464)
Cash Cost, After by-product credits	$111,522	$98,672	$105,974
Divided by gold ounces produced	145,975	127,891	128,244
Cash Cost, Before By-product Credits, per Gold Ounce	$767.90	$775.11	$829.97
By-product credits per gold ounce	$(3.92)	$(3.57)	$(3.62)
Cash Cost, After By-product Credits, per Gold Ounce	$763.98	$771.54	$826.35

	Total, All Locations
In thousands	Year ended December 31,
	2016	2015	2014
Reconciliation to GAAP:
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$454,451	$405,056	$415,580
Depreciation, depletion and amortization	(115,468)	(111,489)	(111,134)
Treatment costs	85,799	80,909	83,203
By-product credits	(255,743)	(202,814)	(224,118)
Change in product inventory	1,461	(3,602)	(1,502)
Reclamation and other costs	(5,865)	(1,774)	(2,867)
Cash Cost, After By-product Credits	$164,635	$166,286	$159,162

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

Reconciliation of Net Income (Loss) (GAAP) to Earnings Before Interest, Taxes, Depreciation, and Amortization (non-GAAP)

The non-GAAP measure of earnings before interest, taxes, depreciation, and amortization ("EBITDA") is calculated as net income (loss) before the following items: interest expense, income tax provision (benefit), and depreciation, depletion, and amortization expense. Management believes that, when presented in conjunction with comparable GAAP measures, EBITDA is useful to investors in evaluating our operating performance. The table below presents reconciliations between the non-GAAP measure EBITDA to the GAAP measure of net income (loss) for the years ended December 31, 2016, 2015, 2014, 2013, and 2012 (in thousands).

	Year ended December 31,
	2016	2015	2014	2013	2012
Net income (loss) (GAAP)	$69,547	$(86,968)	$17,824	$(25,130)	$14,954
Interest expense, net of amount capitalized(1)	21,796	25,389	26,775	21,689	2,427
Income tax provision (benefit)	27,428	56,310	(5,240)	(9,795)	8,879
Depreciation, depletion, and amortization	117,413	112,585	112,173	82,366	50,113
EBITDA	$236,184	$107,316	$151,532	$69,130	$76,373

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

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	December 31, 2016	December 31, 2015	December 31, 2014
Cash and cash equivalents held in U.S. dollars	$156.1	$137.0	$180.9
Cash and cash equivalents held in foreign currency	13.7	18.2	28.8
Total cash and cash equivalents	169.8	155.2	209.7
Marketable debt securities, current	29.1	—	—
Marketable equity securities, non-current	5.0	1.5	4.9
Total cash, cash equivalents and investments	$203.9	$156.7	$214.6

Cash and cash equivalents increased in 2016, as discussed below. Cash held in foreign currencies represents balances in Canadian dollars and Mexican pesos, with the $4.2 million decrease in 2016 resulting primarily from a reduction in Canadian dollars held. Current marketable debt securities increased by $29.1 million (discussed below), and the value of non-current marketable equity securities increased by $3.5 million (discussed in Note 2 of Notes to Consolidated Financial Statements).

As discussed in Note 6 of Notes to Consolidated Financial Statements, on April 12, 2013, we completed an offering of Senior Notes in the total principal amount of US$500 million, which have a total principal balance of $506.5 million as of December 31, 2016. The Senior Notes are due May 1, 2021 and bear interest at a rate of 6.875% per year from the most recent payment date to which interest has been paid or provided for.  Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013, and we have made all interest payments payable to date.

In the third quarter of 2015, we made a development decision to mine near surface, high grade portions of the silver and gold deposits at our San Sebastian project in Mexico and commenced ore production at the end of 2015.  As a result, San Sebastian generated positive cash flows in 2016. In January 2017, we initiated work to develop and rehabilitate underground access which, upon completion, would allow us to mine deeper portions of the deposits at San Sebastian. We anticipate San Sebastian will continue to generate positive cash flows in 2017 and 2018.  However, our estimate of costs could change, and our ability to generate cash flow at San Sebastian could be impacted by changes in precious metals prices or other factors, and there can be no assurance that we will be able to develop and operate San Sebastian as anticipated.

As discussed in Note 9 of Notes to Consolidated Financial Statements, in February 2016 we entered into an equity distribution agreement under which we may issue and sell shares of our common stock from time to time having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information, and the agreement can be terminated by us at any time. As of December 31, 2016, we had sold 2,780,087 shares through the at-the-market program for net proceeds of $8.1 million.

Pursuant to our common stock dividend policy described in Note 9 of Notes to Consolidated Financial Statements, our Board of Directors declared and paid dividends on common stock totaling $3.9 million in 2016, $3.7 million in 2015, and $3.5 million in 2014. On February 21, 2017, our Board of Directors declared a dividend on common stock totaling $1.0 million payable in March 2017. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of December 31, 2016, 934,100 shares have been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at February 20, 2017, was $6.58 per share.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and full availability of our $100 million revolving credit facility, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing (including equity issuances), if needed, will be adequate to meet our obligations and other potential cash requirements during the next 12 months. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes, capital expenditures at our operations, potential acquisitions of other mining companies or properties, regulatory matters, litigation, potential repurchases of our common stock under the program described above, and payment of dividends on common stock, if declared by our board of directors.  We currently estimate that a total of between $120 million and $125 million will be spent on capital expenditures, primarily for equipment, infrastructure, and development at our mines, in 2017.  We also estimate that exploration and pre-development expenditures will total between $20 million and $25 million in 2017. However, capital, exploration, and pre-development expenditures may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate costs, sources of liquidity available to us, and other factors. A sustained downturn in metals prices or significant increase in operational or capital costs, other uses of cash, or other factors beyond our control could impact our plans.

	Year Ended December 31,
	2016	2015	2014
Cash provided by operating activities (in millions)	$225.3	$106.4	$83.1

Cash provided by operating activities increased by $118.9 million in 2016 compared to 2015. The increase is due to income, adjusted for non-cash items, being higher by $106.0 million. The higher income is primarily due to gross profit generated at San Sebastian following commencement of production there in December 2015, improved metals production at Greens Creek, Lucky Friday, and Casa Berardi, and higher average metals prices. In addition, working capital and other operating asset and liability changes resulted in a net increase in cash flows of $22.5 million in 2016 compared to an increase of $9.6 million in 2015. Significant variances in working capital changes between 2016 and 2015 resulted from from settlement of the reclamation insurance policy for the Troy mine for cash proceeds of $16.0 million and higher incentive compensation accruals. These variances were partially offset by net payments totaling $9.9 million by CoCa Mines, Inc., our wholly-owned subsidiary, for settlement of response costs at the Gilt Edge and Nelson Tunnel/Commodore sites, higher accounts receivable and inventory balances, and lower accrued taxes.

Cash provided by operating activities increased by $23.3 million in 2015 compared to 2014. The increase in 2015 was due to working capital and other operating asset and liability changes that resulted in a net increase in cash flows of $9.6 million in 2015 compared to a decrease in cash flows of $51.1 million in 2014. Significant variances in working capital changes between 2015 to 2014 included payments of approximately $55.4 million in the third quarter of 2014 to satisfy the remaining obligation under the Coeur d'Alene Basin environmental litigation settlement, primarily with proceeds from the exercise of warrants to purchase our common stock (see Note 4 of Notes to Consolidated Financial Statements for more information), and higher accounts payable balances due to increased capital spending at the end of 2015. These variances were partially offset by an increased portion of incentive compensation related to prior-period performance paid in cash in 2015 rather than stock, and higher accounts receivable balances due to the timing of sales. In addition, income, as adjusted for non-cash items, was lower by $37.4 million in 2015 compared to 2014 due primarily to lower metals prices.

	Year Ended December 31,
	2016	2015	2014
Cash used in investing activities (in millions)	$198.7	$138.6	$118.4

Capital expenditures, excluding non-cash lease additions of $2.3 million, were $164.8 million in 2016, which was $27.3 million higher than capital expenditures in 2015. The increase was primarily related to higher costs at Casa Berardi for development of the new EMCP pit, a tailings dam raise project, underground development, and machinery and equipment. We purchased marketable securities having a cost basis of $48.9 million during 2016, with all but $0.9 million related to purchases of bonds having maturities of greater than 90 days and less than 365 days. Bonds valued at $18.6 million matured during 2016. We had a net cash outflow of $3.9 million for the purchase of Mines Management in 2016, and $0.8 million for the purchase of Revett in 2015.

We invested $137.4 million in capital expenditures in 2015, excluding $5.1 million in non-cash capital lease additions, compared to $122.5 million, excluding $9.5 million in capital leases, in 2014. The increase was primarily related to tailings facility expansion at Greens Creek, higher costs incurred for the #4 Shaft project at Lucky Friday, and open pit development and mill rehabilitation costs in support of start-up at San Sebastian, partially offset by the completion of the shaft deepening project at Casa Berardi in 2014. During 2014, restricted investments related to reclamation bonding at the Casa Berardi unit decreased by $4.3 million, with no change to our restricted cash balances during 2015. We purchased marketable securities having a cost basis of $0.9 million and $0.6 million during 2015 and 2014, respectively.

	Year Ended December 31,
	2016	2015	2014
Cash provided by (used in) financing activities (in millions)	$(12.0)	$(17.1)	$36.5

We received $54.4 million in proceeds from the exercise of warrants during 2014, as discussed above. During 2016, 2015, and 2014, we paid cash dividends on our common stock totaling $3.9 million, $3.7 million, and $3.5 million, respectively. We also paid cash dividends of $0.6 million on our Series B preferred stock during each of those years. We made payments on our capital leases of $8.4 million, $10.0 million, and $9.1 million, in 2016, 2015, and 2014, respectively, and payments on debt of $2.7 million and $0.9 million in 2016 and 2015, respectively. We also purchased shares of our common stock for $4.4 million, $1.9 million, and $3.7 million in 2016, 2015, and 2014, respectively, with $1.5 million of the amount in 2014 related to our stock repurchase program discussed above, and the remaining amounts for each year primarily related to the election by employees to satisfy tax withholding obligations for the vesting of restricted stock units through net share settlement.

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, outstanding purchase orders, certain capital expenditures, our credit facility, and lease arrangements as of December 31, 2016 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Purchase obligations (1)	$12,823	$—	$—	$—	$12,823
Commitment fees (2)	500	442	—	—	942
Contractual obligations (3)	355	—	—	—	355
Capital lease commitments (4)	6,000	5,752	295	—	12,047
Operating lease commitments (5)	4,571	3,442	1,646	634	10,293
Defined benefit pension plans (6)	3,986	—	—	—	3,986
Supplemental executive retirement plan (6)	420	957	1,223	4,389	6,989
Senior Notes (7)	34,822	69,644	552,929	—	657,395
Total contractual cash obligations	$63,477	$80,237	$556,093	$5,023	$704,830

(1)	Consist of open purchase orders of approximately $10.0 million at the Greens Creek unit, $0.7 million at the Lucky Friday unit and $2.1 million at the Casa Berardi unit.

(2)

We have a $100 million revolving credit agreement under which we are required to pay a standby fee of 0.5% per annum on undrawn amounts under the revolving credit agreement. There was no amount drawn under the revolving credit agreement as of December 31, 2016, and the amounts above assume no amounts will be drawn during the agreement's term.  For more information on our credit facility, see Note 6 of Notes to Consolidated Financial Statements.

(3)	As of December 31, 2016, we were committed to approximately $0.4 million in expenditures for various items.

(4)

Includes scheduled capital lease payments of $4.2 million, $3.2 million and $4.7 million (including interest), respectively, for equipment at our Greens Creek, Lucky Friday and Casa Berardi units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods.  See Note 6 of Notes to Consolidated Financial Statements for more information.

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

(7)

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021. See Note 6 of Notes to Consolidated Financial Statements for more information. The Senior Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for. Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013, and we have made all interest payments payable to date. Since the initial offering, we have issued an additional $6.5 million in aggregate principal amount of the Senior Notes to fund obligations under our defined benefit pension plans. See Note 6 and Note 8 of Notes to Consolidated Financial Statements for more information.

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At December 31, 2016, our liabilities for these matters totaled $85.6 million.  Future expenditures related to closure, reclamation and environmental expenditures at our other sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 4 of Notes to Consolidated Financial Statements and Item 1A. Risk Factors – Our environmental obligations may exceed the provisions we have made.

Off-Balance Sheet Arrangements

At December 31, 2016, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under Item 1A. - Risk Factors, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in exchange-traded funds, industrial demand, and consumer demand. Gold demand arises primarily from investment and consumer demand.  Investment demand for silver and gold is influenced by various factors, including:  the value of the U.S. Dollar and other currencies, changing U.S. budget deficits, widening availability of exchange-traded funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertainty related to the change in presidency in the U.S., Britain's exit from the European Union and a global economic recovery, including recent uncertainty in China, could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  Consumer demand is driven significantly by demand for jewelry and other retail products. We believe that long-term industrial and economic trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer demand for silver and gold and industrial demand for silver.  However, China has recently experienced a lower rate of economic growth which is ongoing and could continue in the near term. There can be no assurance whether these trends will continue or how they will impact prices of the metals we produce. In the past, we have recorded impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

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

Obligations for Environmental, Reclamation and Closure Matters

Accrued reclamation and closure costs can represent a significant and variable liability on our balance sheet. We have estimated our liabilities under appropriate accounting guidance, and on at least an annual basis - and more frequently if warranted - management reviews our liabilities with our Audit Committee. However, the ranges of liability could exceed the liabilities recognized. If substantial damages were awarded, claims were settled, or remediation costs incurred in excess of our accruals, our financial results or condition could be materially adversely affected. See Item 1A. Risk Factors – Our environmental obligations may exceed the provisions we have made.

Mineral Reserves

Critical estimates are inherent in the process of determining our reserves. Our reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. Metals prices are estimated at long-term averages, as described in Item 2. - Property Descriptions. Our assessment of reserves occurs at least annually, and periodically utilizes external audits.

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

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The valuation of assets acquired and liabilities assumed requires management to make significant estimates and assumptions, especially with respect to long-lived assets (including mineral assets beyond the known reserves); these include estimates of future metals prices and mineral reserves, as discussed above. Management may also be required to make estimates related to the valuation of deferred tax assets or liabilities as part of the purchase price allocation for business combinations. In some cases, we use third-party appraisers to determine the fair values and lives of property and other identifiable assets. In addition, costs related to business combinations are included in earnings as incurred, and our financial results for periods in which business combinations are pursued could be adversely affected as a result.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall with various SEC Staff Accounting Bulletins providing interpretive guidance. The new ASU establishes a new five step principle-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 defers the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017.

We have performed a preliminary assessment of the impact of implementation of ASU No. 2014-09, and do not believe it will change the timing of revenue recognition or amounts of revenue recognized compared to how we recognize revenue under our current policies. Our revenues involve a relatively limited number of types of contracts and customers. In addition, our revenue contracts do not involve multiple types of performance obligations. Revenues from doré are recognized, and the transaction price is known, at the time the metals sold are delivered to the customer. Concentrate revenues are generally recognized at the time of shipment. Concentrates sold at our Lucky Friday unit typically leave the mine and are received by the customer within the same day. There is a period of time between shipment of concentrates from our Greens Creek unit and their physical receipt by the customer. However, based on our assessment, we believe control of the concentrate parcels is generally obtained by the customer at the time of shipment.

Our concentrate sales involve variable consideration, as they are subject to changes in metals prices between the time of shipment and their final settlement. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the month of settlement, and we then adjust the values each period until final settlement. Also, it is unlikely a significant reversal of revenue for any one concentrate parcel will occur.

During 2017, we plan to finalize our assessment of the impact of ASU No. 2014-09 on our revenue recognition, and assess the additional disclosure requirements under the new guidance.

In April 2015, the FASB issued ASU No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. ASU No. 2015-03 did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory. The update provides for inventory to be measured at the lower of cost and net realizable value, and is effective for fiscal years beginning after December 15, 2016. We do not expect this update to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17 Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The update is designed to reduce complexity of reporting deferred income tax liabilities and assets into current and non-current amounts in a statement of financial position. ASU No. 2015-17 requires the presentation of deferred income taxes, changes to deferred tax liabilities and assets be classified as non-current in the statement of financial position. The update is effective for fiscal years beginning after December 15, 2016. ASU No. 2015-17. Our current deferred tax asset balance at December 31, 2016 was $12.3 million, which would be reclassified as non-current under ASU No. 2015-17.

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires entities to measure equity investments that are not accounted for under the equity method at fair value, with any changes in fair value included in current earnings, and updates certain disclosure requirements. The update is effective for fiscal years beginning after December 15, 2017. We are currently evaluating the impact of implementing this update on our consolidated financial statements. At December 31, 2016, we had net unrealized gains of $1.8 million related to equity investments included in accumulated other comprehensive loss.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of implementing this update on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update simplifies the accounting for stock-based compensation, including income tax consequences and balance sheet and cash flow statement classification of awards. The update is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the potential impact of implementing this update on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We do not expect this update to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the potential impact of implementing this update on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We will apply the provisions of the update to potential future acquisitions occurring after the effective date.

Forward-Looking Statements

The foregoing discussion and analysis, as well as certain information contained elsewhere in this report, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and are intended to be covered by the safe harbor created thereby. See the discussion in Special Note on Forward-Looking Statements included prior to Item 1.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at December 31, 2016, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Item 1A. Risk Factors).

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when title and risk of loss transfers to the customer. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our concentrates will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A. Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us).  At December 31, 2016, metals contained in concentrates and exposed to future price changes totaled approximately 1.4 million ounces of silver, 4,679 ounces of gold, 10,166 tons of zinc, and 4,052 tons of lead.  If the price for each metal were to change by ten percent, the change in the total value of the concentrates sold would be approximately $5.9 million.  However, as discussed in Commodity-Price Risk Management below, we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, we are using financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.  These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At December 31, 2016, we recorded a current asset of $2.8 million, which is included in other current assets and is net of $0.7 million for contracts in a fair value current liability position. In addition, we recorded a non-current asset of $2.5 million at December 31, 2016 which is included in other non-current assets.

We recognized a $14.2 million net loss during 2016 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $4.4 million net gain during 2016 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net gain for 2016 is the result of lower zinc and lead prices. This program, when utilized, is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following tables summarize the quantities of metals committed under forward sales contracts at December 31, 2016:

December 31, 2016	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2017 settlements	1,295	4	19,070	7,441	$16.29	$1,172	$1.18	$0.97
Contracts on forecasted sales
2017 settlements	—	—	35,384	17,637	N/A	N/A	$1.19	$1.03
2018 settlements	—	—	13,779	5,732	N/A	N/A	$1.21	$1.05

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates between the U.S. dollar ("USD") and the Canadian dollar ("CAD") and Mexican peso ("MXN"). We have determined that the functional currency for our Canadian and Mexican operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD and MXN to USD are recorded to earnings each period. For the year ended December 31, 2016, we recognized a net foreign exchange loss of $2.9 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at December 31, 2016 would have resulted in a change of approximately $13.9 million in our net foreign exchange gain or loss. A 10% change in the exchange rate between the USD and MXN from the rate at December 31, 2016 would have resulted in an immaterial change in our net foreign exchange gain or loss.

In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a program to manage our exposure to the impact of fluctuations in the exchange rate between the USD and MXN on our future operating costs denominated in MXN. The programs utilize forward contracts to sell CAD and MXN, and each contract is designated as a cash flow hedge. As of December 31, 2016, we have 130 forward contracts outstanding to sell CAD$290.1 million having a notional amount of US$222.9 million, and 24 forward contracts outstanding to sell MXN$202.5 million having a notional amount of US$10.3 million. The CAD contracts represent between 21% and 75% of our annual forecasted cash operating costs at Casa Berardi from 2017 through 2020 and have CAD-to-USD exchange rates ranging between 1.2787 and 1.3380. The MXN contracts represent 75% of our forecasted cash operating costs at San Sebastian for 2017 and have MXN-to-USD exchange rates ranging between 18.9975 and 21.000. Our risk management policy allows for up to 75% of our planned cost exposure for five years into the future to be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of December 31, 2016, we recorded the following balances for the fair value of the contracts:

•      a non-current asset of $27 thousand, which is included in other non-current assets;

•      a current liability of $2.8 million, which is included in other current liabilities, and

•      a non-current liability of $2.4 million, which is included in other non-current liabilities.

Net unrealized losses of approximately $5.2 million related to the effective portion of the hedges were included in accumulated other comprehensive income as of December 31, 2016, and are net of related deferred taxes. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $3.0 million in net unrealized losses included in accumulated other comprehensive income as of December 31, 2016 would be reclassified to current earnings in the next twelve months. Net unrealized losses of approximately $2 thousand related to ineffectiveness of the hedges were included in gain (loss) on derivatives contracts on our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2016.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included herein beginning on page F-1. Financial statement schedules are omitted as they are not applicable or the information required is included in the Consolidated Financial Statements.

The following table sets forth supplementary financial data (in thousands, except per share amounts) for each quarter of the years ended December 31, 2016 and 2015, derived from our unaudited financial statements, with the total amounts for each year derived from our audited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our Consolidated Financial Statements.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
2016
Sales of products	$164,245	$179,393	$171,302	$131,017	$645,957
Gross profit	$43,547	$58,685	$58,452	$30,822	$191,506
Net income (loss)	$20,260	$25,789	$24,116	$(618)	$69,547
Preferred stock dividends	$(138)	$(138)	$(138)	$(138)	$(552)
Income (loss) applicable to common stockholders	$20,122	$25,651	$23,978	$(756)	$68,995
Basic income per common share	$0.05	$0.07	$0.06	$—	$0.18
Diluted income per common share	$0.05	$0.07	$0.06	$—	$0.18

2015
Sales of products	$115,337	$104,941	$104,197	$119,092	$443,567
Gross profit	$11,735	$(2,561)	$9,464	$19,873	$38,511
Net income (loss)	$(62,963)	$(9,890)	$(26,667)	$12,552	$(86,968)
Preferred stock dividends	$(138)	$(138)	$(138)	$(138)	$(552)
Income (loss) applicable to common stockholders	$(63,101)	$(10,028)	$(26,805)	$12,414	$(87,520)
Basic income (loss) per common share	$(0.17)	$(0.03)	$(0.07)	$0.03	$(0.23)
Diluted income (loss) per common share	$(0.17)	$(0.03)	$(0.07)	$0.03	$(0.23)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of the end of the reporting period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of December 31, 2016, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2016, based on these criteria.

Our internal control over financial reporting as of December 31, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in the attestation report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Hecla Mining Company

Coeur d’Alene, Idaho

We have audited Hecla Mining Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hecla Mining Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hecla Mining Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hecla Mining Company as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington

February 23, 2017

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

In accordance with our certificate of incorporation, our board of directors is divided into three classes. The terms of office of the directors in each class expire at different times. The directors are elected for three-year terms. The Effective Dates listed below for each director indicate their current term of office. All officers are elected for a term which ordinarily expires on the date of the meeting of the board of directors immediately following the annual meeting of stockholders. The positions and ages listed below for our current directors and officers are as of the date of our next annual meeting of stockholders in May 2017. There are no arrangements or understandings between any of the directors or officers and any other person(s) pursuant to which such directors or officers were elected.

	Age at May 25, 2017	Position and Committee Assignments	Effective Dates
Phillips S. Baker, Jr.	57	President and CEO,	5/16 — 5/17
		Director (1)	5/14 — 5/17
Lindsay A. Hall	61	Senior Vice President and Chief Financial Officer	7/16 — 5/17
Lawrence P. Radford	56	Senior Vice President – Operations	5/16 — 5/17
Dr. Dean W.A. McDonald	60	Senior Vice President – Exploration	5/16 — 5/17
David C. Sienko	48	Vice President and General Counsel	5/16 — 5/17
Robert D. Brown	48	Vice President – Corporate Development	5/16 — 5/17
Ted Crumley	72	Director and Chairman of the Board (1,4)	5/16 — 5/19
Catherine J. Boggs	62	Director (2,3)	1/17 — 5/18
George R. Johnson	68	Director (2,5)	3/16 — 5/17
George R. Nethercutt, Jr.	72	Director (3,4)	5/15 — 5/18
Stephen F. Ralbovsky	63	Director (2,3)	3/16 — 5/18
Terry V. Rogers	70	Director (2,4,5)	5/16 — 5/19
Charles B. Stanley	58	Director (2,3,5)	5/16 — 5/19
Dr. Anthony P. Taylor	75	Director (3,4,5)	5/14 — 5/17

(1)     Member of Executive Committee

(2)     Member of Audit Committee

(3)     Member of Corporate Governance and Directors' Nominating Committee

(4)     Member of Compensation Committee

(5)     Member of Health, Safety, Environmental and Technical Committee

Phillips S. Baker, Jr., has been our Chief Executive Officer since May 2003 and a director since November 2001. Prior to that, Mr. Baker held a variety of other positions with us starting in May 2001. Prior to joining us, Mr. Baker served as Vice President and Chief Financial Officer of Battle Mountain Gold Company (a gold mining company) from March 1998 to January 2001.  Mr. Baker served as a director of Questar Corporation (a U.S. natural gas-focused exploration and production, interstate pipeline and local distribution company) from February 2004 to June 2010, and has served as a director for QEP Resources, Inc. (a natural gas and oil exploration and production company) since May 2010. Mr. Baker has served as Vice Chairman of the Board for the National Mining Association (a U.S. mining advocate and national trade organization that represents the interests of mining businesses) since October 2015, and has been a Board member since September 2010. He has also served as a Board member of the National Mining Hall of Fame and Museum (a federally-chartered non-profit national mining museum) since February 2012.

Lindsay A. Hall was appointed Senior Vice President and Chief Financial Officer in July 2016.  Prior to his appointment, Mr. Hall was Chief Financial Officer of Goldcorp Inc. (a leading gold producer) from April 2006 to March 2016 and also Executive Vice President from March 2006 to March 2016. Mr. Hall served as Chief Financial Officer and Executive Vice President for Placer Dome (a company engaged in exploration, acquisition, development and operation of gold mineral properties) from November 2005 to February 2006. He also served as Vice President and Treasurer at Duke Energy Corporation (an electric power holding company) from July 2005 to October 2005.

Lawrence P. Radford was appointed Senior Vice President - Operations in July 2013, and prior to that was Vice President - Operations from October 2011 to June 2013. Prior to joining Hecla, Mr. Radford was Vice President of South American Operations for Kinross Gold Corporation (gold mining operations) from April 2010 to September 2011. Mr. Radford held various other positions at Kinross from June 2007 to March 2010. He was General Manager for Barrick Gold Corporation at its Cowal operation (a gold mining operation) in West Wyalong, NSW, Australia from January 2006 to May 2007. Mr. Radford also held various positions with Barrick from 1990 to December 2005.

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

David C. Sienko was appointed Vice President and General Counsel in January 2010.  Prior to his appointment, Mr. Sienko was a partner with the law firm K&L Gates LLP from 2004 to January 2010, where he specialized in securities, mergers and acquisitions, and corporate governance. Mr. Sienko also was an attorney at the law firm of Bell, Boyd & Lloyd LLC from 2000 to 2004, at the law firm of Locke Lord from 1998 to 2000, and at the Securities and Exchange Commission from 1995 to 1998.

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

Catherine “Cassie” J. Boggs has served as a director since January 2017. Ms. Boggs has been the General Counsel at Resource Capital Funds (a mining-focused private equity firm) since January 2011. Prior to that, she served as Senior Vice President, Corporate Development at Barrick Gold Corporation (a gold mining company) from January 2009 to December 2010, and Vice President from July 2005 to 2008. Ms. Boggs was also an international partner at Baker & McKenzie (a law firm) from July 2001 to July 2005. She also served as a board member and President of the Rocky Mountain Mineral Law Foundation (a non-profit organization dedicated to the study of laws and regulations relating to mining, oil and gas, energy, public lands, water, environmental and international law) from July 2011 to July 2015.

George R. Johnson was appointed to Hecla’s board of directors in March 2016. Mr. Johnson was Senior Vice President of Operations of B2Gold Corporation (a Canadian-based gold producing company) from August 2009 until his retirement in May 2015. Mr. Johnson also served as Senior Vice President of Russian Operations at Kinross Gold Corporation (a senior gold mining company) from March 2007 to August 2009, and Senior Vice President of Operations at Bema Gold Corporation (a gold producing company) from October 1999 to March 2007. He has served on the Board of Directors of B2Gold Corporation since March 2016.

George R. Nethercutt, Jr., was appointed to Hecla's board of directors in February 2005. Mr. Nethercutt has served as Chairman of The George Nethercutt Foundation (a non-profit student leadership and civics education charity), since 2005, and was appointed Of Counsel to Lee & Hayes PLLC (a law firm) in September 2010. He has been a board member of Washington Policy Center (a public policy organization providing analysis on issues relating to the free market and government regulation) since January 2005; board member of ARCADIS Corporation (an international company providing consultancy, engineering and management services) since May 2005; and Board of Chancellors, Juvenile Diabetes Research Foundation International (a charity and advocate of juvenile diabetes research worldwide) since June 2001. He was a principal of Nethercutt Consulting LLC (a strategic planning and consulting firm) from January 2007 to January 2012, and served as a member of the board of IP Street (a software company) from May 2001 to January 2015. He also served as U.S. Chairman of the Permanent Joint Board on Defense - U.S./Canada from April 2005 to December 2009; Member, U.S. House of Representatives from 1995 to 2005; Member, Subcommittee on Interior, Agriculture and Defense Appropriations from 1995 to 2005; Member, Committee on Science and Energy from 1998 to 2005; and Vice Chairman, Defense Subcommittee on Appropriations from 2000 to 2004.

Stephen F. Ralbovsky was appointed to Hecla’s board of directors in February 2016. Mr. Ralbovsky has been the founder and principal of Wolf Sky Consulting LLC (a tax consulting firm) since June 2014. Prior to that, he was a partner with PricewaterhouseCoopers LLP (an accounting firm) from February 1987 until his retirement in June 2014, where he concentrated his practice on public companies operating in the mining industry. Mr. Ralbovsky previously served as an advisory board member of Diocese of Phoenix Catholic Cemeteries and Mortuaries (a non-profit organization) from July 2009 to July 2012. He is also a member of several organizations, including: AICPA, Arizona Society of CPAs, National Mining Association, and Society for Mining, Metallurgy and Exploration.

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

Terry V. Rogers was elected to Hecla’s board of directors in May 2007.  Mr. Rogers was the Senior Vice President and Chief Operating Officer of Cameco Corporation (a uranium producer) from February 2003 until his retirement in June 2007.  Mr. Rogers also served as President of Kumtor Operating Company (a gold producing company and a division of Cameco Corporation) from 1999 to 2003. He has also served as a Director for Centerra Gold Inc. (a gold mining company) and its predecessor company, Cameco Gold, since February 2003.

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

Information with respect to our directors is set forth under the caption “Proposal 1 - Election of Directors” in our proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 25, 2017 (the Proxy Statement), which information is incorporated herein by reference.

Reference is made to the information set forth in the first paragraph under the caption “Report of Audit Committee,” and under the caption “Corporate Governance and Related Matters” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

Reference is made to the information set forth under the caption “Audit and Non-Audit Fees” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.  Reference is made to the information set forth under the caption “Audit and Non-Audit Fees” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)      (1)    Financial Statements

See Index to Financial Statements on Page F-1

(a)     (2)    Financial Statement Schedules

Not applicable

(a)     (3)     Exhibits

See Exhibit Index following the Financial Statements

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HECLA MINING COMPANY

By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President, Chief Executive Officer and Director

Date:	February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Phillips S. Baker, Jr.	2/23/2017	/s/ Ted Crumley	2/23/2017
Phillips S. Baker, Jr. President, Chief Executive Officer and Director	Date	Ted Crumley Director	Date
(principal executive officer)

/s/ Lindsay A. Hall	2/23/2017	/s/ Charles B. Stanley	2/23/2017
Lindsay A. Hall Senior Vice President and Chief Financial Officer	Date	Charles B. Stanley Director	Date
(principal financial and accounting officer)

/s/ Anthony P. Taylor	2/23/2017	/s/ George R. Nethercutt, Jr.	2/23/2017
Anthony P. Taylor Director	Date	George R. Nethercutt, Jr. Director	Date

/s/ Terry V. Rogers	2/23/2017	/s/ Catherine J. Boggs	2/23/2017
Terry V. Rogers Director	Date	Catherine J. Boggs Director

/s/ George R. Johnson	2/23/2017	/s/ Stephen F. Ralbovsky	2/23/2017
George R. Johnson Director	Date	Stephen F. Ralbovsky Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Hecla Mining Company

Coeur d’Alene, Idaho

We have audited the accompanying consolidated balance sheets of Hecla Mining Company (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hecla Mining Company at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hecla Mining Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Spokane, Washington

February 23, 2017

Hecla Mining Company and Subsidiaries

 Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$169,777	$155,209
Investments	29,117	—
Accounts receivable:
Trade	20,082	13,490
Taxes	187	11,458
Other, net	9,780	16,401
Inventories:
Concentrates, doré, stockpiled ore, and metals in transit and in-process	25,944	22,441
Materials and supplies	24,079	23,101
Current deferred income taxes	12,293	17,980
Other current assets	12,125	9,453
Total current assets	303,384	269,533
Non-current investments	5,002	1,515
Non-current restricted cash and investments	2,200	999
Properties, plants, equipment and mineral interests, net	2,032,685	1,896,811
Non-current deferred income taxes	23,522	36,589
Reclamation insurance	—	13,695
Other non-current assets	4,884	2,783
Total assets	$2,371,677	$2,221,925
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$60,064	$51,277
Accrued payroll and related benefits	36,515	27,563
Accrued taxes	9,061	8,915
Current portion of capital leases	5,653	8,735
Current portion of accrued reclamation and closure costs	5,653	20,989
Current portion of debt	470	2,721
Other current liabilities	10,064	6,884
Total current liabilities	127,480	127,084
Long-term capital leases	5,838	8,841
Accrued reclamation and closure costs	79,927	74,549
Long-term debt	500,979	500,199
Non-current deferred tax liability	121,600	119,623
Non-current pension liability	44,491	46,513
Other non-current liabilities	11,518	6,190
Total liabilities	891,833	882,999
Commitments and contingencies (Notes 2, 3, 4, 6, 7, 8, and 10)
STOCKHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, authorized 500,000,000 shares; issued and outstanding 2016 — 395,286,875 shares and 2015 — 378,112,840 shares	99,806	95,219
Capital surplus	1,597,212	1,519,598
Accumulated deficit	(167,437)	(232,565)
Accumulated other comprehensive loss, net	(34,602)	(32,631)
Less treasury stock, at cost; 2016 — 3,941,210 and 2015 — 2,764,973 shares issued and held in treasury	(15,174)	(10,734)
Total stockholders’ equity	1,479,844	1,338,926
Total liabilities and stockholders’ equity	$2,371,677	$2,221,925

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Sales of products	$645,957	$443,567	$500,781
Cost of sales and other direct production costs	338,983	293,567	304,446
Depreciation, depletion and amortization	115,468	111,489	111,134
Total cost of sales	454,451	405,056	415,580
Gross profit	191,506	38,511	85,201
Other operating expenses:
General and administrative	45,040	34,201	31,538
Exploration	14,720	17,745	17,698
Pre-development	3,137	4,213	1,969
Research and development	243	—	—
Provision for closed operations and environmental matters	5,721	12,220	10,098
Other operating expense	3,153	3,177	2,295
(Gain) loss on disposition of properties, plants, equipment and mineral interests	(147)	404	(25)
Acquisition costs	2,695	2,162	—
Total other operating expense	74,562	74,122	63,573
Income (loss) from operations	116,944	(35,611)	21,628
Other income (expense):
Gain on derivative contracts	4,423	8,252	9,134
Net (loss) on sale of investments	—	(44)	—
Unrealized loss on investments	(177)	(3,333)	(3,224)
Net foreign exchange (loss) gain	(2,926)	24,551	11,535
Interest and other income	507	916	286
Interest expense, net of amount capitalized	(21,796)	(25,389)	(26,775)
Total other (expense) income:	(19,969)	4,953	(9,044)
Income (loss) before income taxes	96,975	(30,658)	12,584
Income tax (provision) benefit	(27,428)	(56,310)	5,240
Net income (loss)	69,547	(86,968)	17,824
Preferred stock dividends	(552)	(552)	(552)
Income (loss) applicable to common stockholders	$68,995	$(87,520)	$17,272

Comprehensive income (loss):
Net income (loss)	$69,547	$(86,968)	$17,824
Other comprehensive income, net of tax:
Unrealized gain (loss) and amortization of prior service on pension plans	676	(850)	(6,875)
Change in fair value of derivative contracts designated as hedge transactions	(5,260)	—	—
Unrealized holding gains (losses) on investments	1,613	(2,743)	(1,282)
Reclassification of impairment of investments included in net income (loss)	1,000	2,993	2,425
Total change in accumulated other comprehensive income (loss), net	$(1,971)	$(600)	$(5,732)
Comprehensive income (loss)	$67,576	$(87,568)	$12,092
Basic income (loss) per common share after preferred dividends	$0.18	$(0.23)	$0.05
Diluted income (loss) per common share after preferred dividends	$0.18	$(0.23)	$0.05
Weighted average number of common shares outstanding – basic	386,416	373,954	353,442
Weighted average number of common shares outstanding – diluted	389,322	373,954	357,435

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income (loss)	$69,547	$(86,968)	$17,824
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	117,413	112,585	112,173
Net loss on sale of investments	—	44	—
Unrealized loss on investments	177	3,333	3,224
Adjustment of inventory to market value	811	1,649	—
(Gain) loss on disposition of properties, plants, equipment and mineral interests	(147)	404	(25)
Provision for reclamation and closure costs	4,813	12,036	10,215
Deferred income taxes	2,112	54,978	1,895
Stock compensation	6,184	5,425	4,965
Acquisition costs	1,048	—	—
Amortization of loan origination fees	1,871	1,821	2,183
(Gain) loss on derivative contracts	(5,494)	11,630	(6,886)
Foreign exchange loss (gain)	4,649	(20,081)	(10,482)
Other non-cash items	(174)	(35)	(858)
Change in assets and liabilities, net of business acquired:
Accounts receivable	4,233	(6,834)	3,091
Inventories	(5,697)	(854)	1,119
Other current and non-current assets	14,422	1,195	(580)
Accounts payable and accrued liabilities	(6,539)	(4,211)	(19,697)
Accrued payroll and related benefits	17,705	7,325	16,422
Accrued taxes	263	4,653	(3,612)
Accrued reclamation and closure costs and other non-current liabilities	(1,869)	8,350	(47,847)
Net cash provided by operating activities	225,328	106,445	83,124
Investing activities:
Additions to properties, plants, equipment and mineral interests	(164,788)	(137,443)	(122,537)
Proceeds from sale of investments	—	14	—
Proceeds from disposition of properties, plants and equipment	348	579	428
Redemptions of restricted cash and investment balances	—	—	4,334
Purchases of investments	(48,943)	(947)	(580)
Maturities of investments	18,649	—	—
Purchase of other companies, net of cash acquired	(3,931)	(809)	—
Net cash used by investing activities	(198,665)	(138,606)	(118,355)
Financing activities:
Proceeds from issuance of common stock, net of offering costs	8,121	—	—
Proceeds from exercise of warrants	—	—	54,418
Dividends paid to common stockholders	(3,867)	(3,739)	(3,547)
Dividend paid to preferred stockholders	(552)	(552)	(552)
Debt issuance and credit facility fees paid	(127)	(127)	(938)
Acquisition of treasury shares	(4,440)	(1,874)	(3,740)
Payments on debt	(2,721)	(870)	—
Payments on capital leases	(8,435)	(9,981)	(9,137)
Net cash (used in) provided by financing activities	(12,021)	(17,143)	36,504
Effect of exchange rates on cash	(74)	(5,152)	(3,783)
Net increase (decrease) in cash and cash equivalents	14,568	(54,456)	(2,510)
Cash and cash equivalents at beginning of year	155,209	209,665	212,175
Cash and cash equivalents at end of year	$169,777	$155,209	$209,665
Supplemental disclosure of cash flow information:
Cash received (paid) during year for:
Interest, net of amount capitalized	$(19,280)	$(22,628)	$(23,749)
Income tax (payments) receipts	$(6,333)	$4,186	$7,124
Significant non-cash investing and financing activities:
Common stock issued for acquisition of other companies	$48,109	$19,133	$—
Capital leases acquired	$2,297	$5,090	$9,475
Payment of accrued compensation in restricted stock units	$5,511	$3,016	$4,600
Senior notes contributed to pension plan, par value	$—	$—	$6,500

See Notes 2 and 9 for additional non-cash investing and financing activities.

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

 Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2016, 2015 and 2014

(Dollars in thousands)

	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2014	$39	$85,896	$1,426,845	$(154,982)	$(26,299)	$(5,080)	$1,326,419
Net income				17,824			17,824
Stock issued to directors (150,000 shares)		37	438				475
Series B Preferred Stock dividends declared				(552)			(552)
Stock issued for 401(k) match (811,000 shares)		203	2,226				2,429
Restricted stock units granted			9,019				9,019
Restricted stock unit distributions (2,674,000 shares)		665	(665)			(2,279)	(2,279)
Warrants exercised (22,308,000 shares)		5,577	48,841				54,418
Common stock dividends declared ($0.01 per common share)		4	46	(3,596)			(3,546)
Repurchase of common shares (534,000 shares)						(1,501)	(1,501)
Other comprehensive loss					(5,732)		(5,732)
Balances, December 31, 2014	39	92,382	1,486,750	(141,306)	(32,031)	(8,860)	1,396,974
Net loss				(86,968)			(86,968)
Stock issued to directors (235,000 shares)		59	547				606
Series B Preferred Stock dividends declared				(552)			(552)
Stock issued for 401(k) match (1,331,000 shares)		333	3,114				3,447
Restricted stock units granted			4,819				4,819
Restricted stock unit distributions (896,000 shares)		224	(224)			(934)	(934)
Common stock issued to pension plans (1,764,000 shares)		441	4,569				5,010
Common stock issued for purchase of another company (6,253,000 shares)		1,562	17,215				18,777
Common stock dividends declared ($0.01 per common share)				(3,739)			(3,739)
Common stock issued for employee incentive compensation (871,000 shares)		218	2,808				3,026
Repurchase of common shares (284,000 shares)						(940)	(940)
Other comprehensive loss					(600)		(600)
Balances, December 31, 2015	39	95,219	1,519,598	(232,565)	(32,631)	(10,734)	1,338,926
Net income				69,547			69,547
Stock issued to directors (189,000 shares)		47	756				803
Series B Preferred Stock dividends declared				(552)			(552)
Stock issued for 401(k) match (1,128,000 shares)		282	3,236				3,518
Restricted stock units granted			5,128				5,128
Common stock issued for cash, net of offering costs (2,780,000 shares)		695	7,426				8,121
Restricted stock unit distributions (1,390,000 shares)		348	(348)			(2,211)	(2,211)
Common stock issued to pension plans (1,827,000 shares)		457	7,230				7,687
Common stock issued for purchase of another company (8,852,000 shares)		2,213	48,998			(959)	50,252
Common stock dividends declared ($0.01 per common share)				(3,867)			(3,867)
Common stock issued for employee incentive compensation (2,185,000 shares)		545	5,188			(1,270)	4,463
Other comprehensive loss					(1,971)		(1,971)
Balances, December 31, 2016	$39	$99,806	$1,597,212	$(167,437)	$(34,602)	$(15,174)	$1,479,844

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

D.  Investments and Securities Held for Sale — We determine the appropriate classification of our investments at the time of purchase and re-evaluate such determinations at each reporting date. Short-term investments include certificates of deposit and held to maturity debt securities, based on our intent and ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost. Marketable debt and equity securities are categorized as available for sale and carried at fair market value.

Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss), unless an other than temporary impairment in value has occurred or we have elected the fair value option accounting method when available for certain investments; in either of those cases, the unrealized gain or loss would be charged to current period net income (loss).  The fair value option allows for the fair value measurement of specified assets or liabilities on a case-by-case basis. The fair value option may be elected when an investment becomes subject to the equity method of accounting. In determining whether our investments are subject to the equity method of accounting, we evaluate whether our ownership percentage and other factors indicate that we have the ability to exercise significant influence in the financial and/or operational decisions of the investee. We have elected the fair value option under such circumstances in the past and may do so in the future. Unrealized gains and losses originally included in accumulated other comprehensive income are reclassified to current period net income (loss) when the sale of securities, determination of an other than temporary impairment, or election of the fair value option accounting method occurs.

E.  Inventories — Major types of inventories include materials and supplies and metals product inventory, which is determined by the stage at which the ore is in the production process (stockpiled ore and finished goods). Product inventories are stated at the lower of full cost of production or estimated net realizable value based on current metal prices. Materials and supplies inventories are stated at cost.

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

F. Restricted Cash — Restricted cash and investments primarily represent investments in money market funds, certificates of deposit, and bonds of U.S. government agencies and are restricted primarily for reclamation funding or surety bonds. Restricted cash balances are carried at fair value.

G. Properties, Plants and Equipment – Costs are capitalized when it has been determined an ore body can be economically developed.  The development stage begins at new projects when our management and/or board of directors makes the decision to bring a mine into commercial production, and ends when the production stage, or exploitation of reserves, begins.  Expenditures incurred during the development and production stages for new assets, new facilities, alterations to existing facilities that extend the useful lives of those facilities, and major mine development expenditures are capitalized, including primary development costs such as costs of building access ways, shaft sinking, lateral development, drift development, ramps and infrastructure developments. Costs to improve, alter, or rehabilitate primary development assets which appreciably extend the life, increase capacity, or improve the efficiency or safety of such assets are also capitalized.

The cost of removing overburden and waste materials to access the ore body at an open-pit mine prior to the production stage are referred to as "pre-stripping costs." Pre-stripping costs are capitalized during the development stage. Where multiple open pits exist at an operation utilizing common facilities, pre-stripping costs are capitalized at each pit. The production stage of a mine commences when salable materials, beyond a de minimis amount, are produced. Stripping costs incurred during the production stage are treated as variable production costs included as a component of inventory, to be recognized in cost of sales and other direct production costs in the same period as the revenue from the sale of inventory.

Costs for exploration, pre-development, secondary development at operating mines, including drilling costs related to those activities (discussed further below), and maintenance and repairs on capitalized property, plant and equipment are charged to operations as incurred.  Exploration costs include those relating to activities carried out (a) in search of previously unidentified mineral deposits, (b) at undeveloped concessions, or (c) at operating mines already containing proven and probable reserves, where a determination remains pending as to whether new target deposits outside of the existing reserve areas can be economically developed.  Pre-development activities involve costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of evidence of economic development, which is necessary to demonstrate future recoverability of these expenses. At an underground mine, secondary development costs are incurred for preparation of an ore body for production in a specific ore block, stope or work area, providing a relatively short-lived benefit only to the mine area they relate to, and not to the ore body as a whole.

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

Drilling and related costs of approximately $6.8 million, $6.7 million, and $5.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, met our criteria for capitalization listed above at our properties that are in the production stage.

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

Included in properties, plants, equipment and mineral interests on our consolidated financial statements are mineral interests, which are tangible assets that include acquired undeveloped mineral interests and royalty interests.  Undeveloped mineral interests include: (i) mineralized material and other resources which are measured, indicated or inferred with insufficient drill spacing or quality to qualify as proven and probable reserves; and (ii) inferred material not immediately adjacent to existing proven and probable reserves but accessible within the immediate mine infrastructure.  Residual values for undeveloped mineral interests represent the expected fair value of the interests at the time we plan to convert, develop, further explore or dispose of the interests and are evaluated at least annually.

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

I.  Impairment of Long-lived Assets — Management reviews and evaluates the net carrying value of all facilities, including idle facilities, for impairment upon the occurrence of events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. We estimate the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment, and the value associated with property interests.

Although management has made a reasonable estimate of factors based on current conditions and information, assumptions underlying future cash flows are subject to significant risks and uncertainties. Estimates of undiscounted future cash flows are dependent upon, among other factors, estimates of: (i) metals to be recovered from proven and probable ore reserves and, to some extent, identified mineralization and other resources beyond proven and probable reserves, (ii) future production and capital costs and (iii) estimated metals prices (considering current and historical prices, forward pricing curves and related factors) over the estimated remaining mine life. It is reasonably possible that changes could occur in the near term that could adversely affect our estimate of future cash flows to be generated from our operating properties. If estimated undiscounted cash flows are less than the carrying value of a property, an impairment loss is recognized for the difference between the carrying value and fair value of the property.

J. Proven and Probable Ore Reserves — At least annually, management reviews the reserves used to estimate the quantities and grades of ore at our mines which we believe can be recovered and sold economically. Management’s calculations of proven and probable ore reserves are based on financial, engineering and geological estimates, including future metals prices and operating costs. From time to time, management obtains external audits of reserves. An independent review of the modeling process at Greens Creek was performed during 2016.

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

K. Pension Plans and Other Post-retirement Benefits — Accounting principles regarding employers’ accounting for defined benefit pension and other post-retirement plans, among other things, require us to:

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

N. Revenue Recognition and Trade Accounts Receivable — Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues and accounts receivable when title and risk of loss transfer to the customer. For concentrate sales, revenues are generally recorded at the time of shipment at estimated forward prices for the anticipated month of settlement. Due to the time elapsed from shipment to the customer and the final settlement with the customer, we must estimate the prices at which sales of our concentrates will be settled. Previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement by the customer.

Sales and accounts receivable for concentrate shipments are recorded net of charges by the customers for treatment, refining, smelting losses, and other charges negotiated by us with the customers. Charges are estimated by us upon shipment of concentrates based on contractual terms, and actual charges typically do not vary materially from our estimates. Costs charged by customers include fixed treatment and refining costs per ton of concentrate, and also include price escalators which allow the customers to participate in the increase of lead and zinc prices above a negotiated baseline.

Changes in metals prices between shipment of concentrates and final settlement will result in adjustments to revenues and accounts receivable related to sales of concentrate previously recorded upon shipment. Our concentrate sales and accounts receivable are based on provisional sales prices containing an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward price at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through earnings each period prior to final settlement.

At December 31, 2016, metals contained in concentrates and exposed to future price changes totaled 1.4 million ounces of silver, 4,679 ounces of gold, 10,166 tons of zinc, and 4,052 tons of lead.  However, as discussed in P. Risk Management Contracts below, we seek to mitigate the risk of negative price adjustments by using financially-settled forward contracts for some of our sales.

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

O. Foreign Currency — The functional currency for our operations located in the U.S., Mexico and Canada was the U.S. dollar ("USD") for all periods presented. Accordingly, for the Casa Berardi unit in Canada and San Sebastian project in Mexico, we have translated our monetary assets and liabilities at the period-end exchange rate, and non-monetary assets and liabilities at historical rates, with income and expenses translated at the average exchange rate for the current period. All translation gains and losses have been included in the current period net income (loss). Expenses incurred at our foreign operations and denominated in Canadian dollars ("CAD") and Mexican pesos ("MXN") expose us to exchange rate fluctuations between those currencies and the USD. However, as discussed in P. Risk Management Contracts below, we seek to mitigate this exposure by using financially-settled forward contracts to sell CAD and MXN.

For the year ended December 31, 2016 we recognized a total net foreign exchange loss of $2.9 million. For the years ended December 31, 2015 and 2014, we recognized total net foreign exchange gains of $24.6 million and $11.5 million, respectively.

P. Risk Management Contracts — We use derivative financial instruments as part of an overall risk-management strategy utilized as a means of managing exposure to metals prices and exchange rate fluctuations between the USD and CAD and MXN. We do not hold or issue derivative financial instruments for speculative trading purposes. We measure derivative contracts as assets or liabilities based on their fair value. Amounts recognized for the fair value of derivative asset and liability positions with the same counterparty and which would be settled on a net basis are offset against each other on our consolidated balance sheets. Gains or losses resulting from changes in the fair value of derivatives in each period are recorded either in current earnings or other comprehensive income (“OCI”), depending on the use of the derivative, whether it qualifies for hedge accounting and whether that hedge is effective. Amounts deferred in OCI are reclassified to sales of products (for metals price-related contracts) or cost of sales (for foreign currency-related contracts). Ineffective portions of any change in fair value of a derivative are recorded in current period other operating income (expense). As of December 31, 2016, our foreign currency-related forward contracts qualified for hedge accounting, with unrealized gains and loss related to the effective portion of the contracts included in OCI. Our metals price-related forward contracts do not qualify for hedge accounting as of December 31, 2016, and all unrealized gains and losses are therefore reported in earnings.

See Note 10 for additional information on our foreign exchange and metal derivative contracts as of December 31, 2016.

Q. Stock Based Compensation — The fair values of equity instruments granted to employees and having vesting periods are expensed over the vesting periods on a straight-line basis. The fair values of instruments having no vesting period are expensed when granted.   Stock-based compensation expense is recorded among general and administrative expenses, exploration and cost of sales and other direct production costs.

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

T. Comprehensive Income (Loss) — In addition to net income (loss), comprehensive income (loss) includes certain changes in equity during a period, such as adjustments to minimum pension liabilities, adjustments to recognize the over-funded or under-funded status of our defined benefit pension plans, the change in fair value of derivative contracts designated as hedge transactions, and cumulative unrecognized changes in the fair value of available for sale investments, net of tax, if applicable.

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

See Notes 8 and 12 for more information on the fair value measurement of our financial instruments.

V. Research and development — Costs related to research and development of technologies or equipment new to our operations are recorded to expense when it is uncertain whether future economic benefit will result from the costs. Such costs are capitalized if it can be determined they will result in future economic benefit through use of the new technology or equipment. Research and development costs to date as of December 31, 2016 include contractor fees.

W. New Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall with various SEC Staff Accounting Bulletins providing interpretive guidance. The new ASU establishes a new five step principle-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 defers the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017.

We have performed a preliminary assessment of the impact of implementation of ASU No. 2014-09, and do not believe it will change the timing of revenue recognition or amounts of revenue recognized compared to how we recognize revenue under our current policies. Our revenues involve a relatively limited number of types of contracts and customers. In addition, our revenue contracts do not involve multiple types of performance obligations. Revenues from doré are recognized, and the transaction price is known, at the time the metals sold are delivered to the customer. Concentrate revenues are generally recognized at the time of shipment. Concentrates sold at our Lucky Friday unit typically leave the mine and are received by the customer within the same day. There is a period of time between shipment of concentrates from our Greens Creek unit and their physical receipt by the customer. However, based on our assessment, we believe control of the concentrate parcels is generally obtained by the customer at the time of shipment.

Our concentrate sales involve variable consideration, as they are subject to changes in metals prices between the time of shipment and their final settlement. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the month of settlement, and we then adjust the values each period until final settlement. Also, it is unlikely a significant reversal of revenue for any one concentrate parcel will occur.

During 2017, we plan to finalize our assessment of the impact of ASU No. 2014-09 on our revenue recognition, and assess the additional disclosure requirements under the new guidance.

In April 2015, the FASB issued ASU No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. ASU No. 2015-03 did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory. The update provides for inventory to be measured at the lower of cost and net realizable value, and is effective for fiscal years beginning after December 15, 2016. We do not expect this update to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17 Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The update is designed to reduce complexity of reporting deferred income tax liabilities and assets into current and non-current amounts in a statement of financial position. ASU No. 2015-17 requires the presentation of deferred income taxes, changes to deferred tax liabilities and assets be classified as non-current in the statement of financial position. The update is effective for fiscal years beginning after December 15, 2016. Our current deferred tax asset balance at December 31, 2016 was $12.3 million, which would be reclassified as non-current under ASU No. 2015-17.

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires entities to measure equity investments that are not accounted for under the equity method at fair value, with any changes in fair value included in current earnings, and updates certain disclosure requirements. The update is effective for fiscal years beginning after December 15, 2017. We are currently evaluating the impact of implementing this update on our consolidated financial statements. At December 31, 2016, we had net unrealized gains of $1.8 million related to equity investments included in accumulated other comprehensive loss.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of implementing this update on our consolidated financial statements. See Note 3 for information on our operating lease commitments as of December 31, 2016.

In March 2016, the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update simplifies the accounting for stock-based compensation, including income tax consequences and balance sheet and cash flow statement classification of awards. The update is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of implementing this update on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the potential impact of implementing this update on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the potential impact of implementing this update on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We will apply the provisions of the update to potential future acquisitions occurring after the effective date.

Note 2. Investments

Investments

Our current investments, which are classified as "available for sale" and consist of bonds having maturities of greater than 90 days and less than 365 days, had a fair value of $29.1 million at December 31, 2016. During 2016, we had purchases of such investments of $48.0 million and maturities of $18.6 million. We held no such investments as of December 31, 2015. Our current investments at December 31, 2016 consist of the following:

	Amortized cost	Unrealized loss	Fair market value
Corporate bonds	$22,100	$(46)	$22,054
Municipal bonds	3,727	(1)	3,726
Agency bonds	3,339	(2)	3,337
Total	$29,166	$(49)	$29,117

At December 31, 2016 and 2015, the fair value of our non-current investments was $5.0 million and $1.5 million, respectively.  Our non-current investments consist of marketable equity securities which are carried at fair value, and are primarily classified as “available-for-sale.” The cost basis of our non-current investments was approximately $4.1 million and $4.0 million at December 31, 2016 and 2015, respectively. In each of 2016 and 2015, we acquired marketable equity securities having a cost basis of $0.9 million. In 2016 and 2015, we recognized impairment charges against current earnings of $1.0 million and $2.5 million, respectively, as we determined the impairments to be other-than-temporary.

Note 3: Properties, Plants, Equipment and Mineral Interests, and Lease Commitments

Properties, Plants, Equipment and Mineral Interests

Our major components of properties, plants, equipment, and mineral interests are (in thousands):

	December 31,
	2016	2015
Mining properties, including asset retirement obligations	$403,935	$372,935
Development costs	347,356	291,780
Plants and equipment	814,091	738,065
Land	26,229	21,362
Mineral interests	952,382	907,791
Construction in progress	330,785	295,155
	2,874,778	2,627,088
Less accumulated depreciation, depletion and amortization	842,093	730,277
Net carrying value	$2,032,685	$1,896,811

During 2016, we incurred total capital expenditures of approximately $164.8 million. This excludes non-cash items for additions acquired under capital leases and adjustments for asset retirement obligations. The expenditures included $41.5 million at the Lucky Friday unit, $47.0 million at the Greens Creek unit, $70.1 million at the Casa Berardi unit, and $1.6 million at the San Sebastian unit.

Properties, plants, equipment, and mineral interests includes the portion of interest costs incurred on our debt capitalized as a part of the cost of constructing certain qualifying assets. For the years ended December 31, 2016 and 2015, capitalized interest totaled $16.2 million and $13.5 million, respectively.

Capital Leases

We periodically enter into lease agreements, primarily for equipment at our Greens Creek, Lucky Friday and Casa Berardi units, which we have determined to be capital leases.  As of December 31, 2016 and 2015, we have recorded $42.2 million and $39.9 million, respectively, for the gross amount of assets acquired under the capital leases and $26.0 million and $24.4 million, respectively, in accumulated depreciation on those assets, classified as plants and equipment in Properties, plants, equipment and mineral interests.  See Note 6 for information on future obligations related to our capital leases.

Operating Leases

We enter into operating leases during the normal course of business. During the years ended December 31, 2016, 2015 and 2014, we incurred expenses of $4.8 million, $3.8 million and $3.5 million, respectively, for these leases. At December 31, 2016, future obligations under our non-cancelable operating leases were as follows (in thousands):

Year ending December 31,
2017	$4,571
2018	2,466
2019	976
2020	993
2021	653
Thereafter	634
Total	$10,293

Note 4: Environmental and Reclamation Activities

The liabilities accrued for our reclamation and closure costs at December 31, 2016 and 2015, were as follows (in thousands):

	2016	2015
Operating properties:
Greens Creek	$39,014	$41,338
Lucky Friday	9,194	5,212
Casa Berardi	5,475	5,494
San Sebastian	5,425	1,189
Non-operating properties:
Troy mine	16,167	17,295
South Dakota and Colorado Superfund Sites	—	16,300
Johnny M	5,830	5,830
Republic	1,500	774
All other sites	2,975	2,106
Total	85,580	95,538
Reclamation and closure costs, current	(5,653)	(20,989)
Reclamation and closure costs, long-term	$79,927	$74,549

The activity in our accrued reclamation and closure cost liability for the years ended December 31, 2016, 2015 and 2014, was as follows (in thousands):

Balance at January 1, 2014	$105,191
Accruals for estimated costs	6,863
Accretion expense	3,089
Revision of estimated cash flows due to changes in reclamation plans	675
Payment of reclamation obligations	(58,568)
Balance at December 31, 2014	57,250
Accruals for estimated costs	15,114
Accretion expense	1,904
Revision of estimated cash flows due to changes in reclamation plans	4,112
Addition due to development and production at our San Sebastian unit	1,189
Liability addition due to acquisition of Revett	17,513
Payment of reclamation obligations	(1,544)
Balance at December 31, 2015	95,538
Accruals for estimated costs	672
Accretion expense	3,191
Revision of estimated cash flows due to changes in reclamation plans	2,759
Liability addition due to acquisition of Mines Management	1,124
Payment of reclamation obligations	(17,704)
Balance at December 31, 2016	$85,580

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

In June 2015, we completed the acquisition of Revett, giving us 100% ownership of the Troy mine and other interests in northwestern Montana (see Note 15 for more information). As a result, we recorded a $17.5 million liability for the present value of estimated costs for reclamation and closure of the Troy mine. Revett held an environmental risk transfer program ("insurance policy") which would have funded costs incurred prior to the expiration date of March 29, 2020 for reclamation at the Troy mine up to a maximum limit of $16.8 million. In the third quarter of 2016, we reached a settlement on the insurance policy for cash proceeds to us of $16.0 million.

On each of June 15, 2016 and September 19, 2016, a Consent Decree settling environmental claims involving our wholly-owned subsidiary, CoCa Mines, Inc. ("CoCa") at the Nelson Tunnel/Commodore Waste Rock Pile site (Colorado) and Gilt Edge site (South Dakota) was approved and entered by the U.S. District Court in Colorado and South Dakota, respectively. Pursuant to the Consent Decrees, CoCa paid an aggregate of $6 million in August 2016 to the United States and the State of Colorado, and an aggregate of $3.9 million in November 2016 to the United States and the State of South Dakota (insurers and another potentially responsible party ("PRP") paid an additional $6.4 million to settle the Gilt Edge matter). As a result, CoCa has resolved the claims with respect to the Gilt Edge and Nelson Tunnel sites. During the negotiations leading up to these settlements, in the second quarter of 2015 we accrued $9.9 million by recording a liability for the total amount that would be paid by CoCa to settle these matters, and an asset for the amount to be recovered by CoCa from insurers and the other settling PRP with respect to the Gilt Edge site.

Asset Retirement Obligations

Below is a reconciliation as of December 31, 2016 and 2015 (in thousands) of the asset retirement obligations ("ARO") relating to our operating properties, which are included in our total accrued reclamation and closure costs of $85.6 million and $95.5 million, respectively, discussed above. The estimated reclamation and abandonment costs were discounted using credit adjusted, risk-free interest rates ranging from 6% to 14.5% from the time we incurred the obligation to the time we expect to pay the retirement obligation.

	2016	2015
Balance January 1	$53,233	$46,539
Changes in obligations due to changes in reclamation plans	2,760	4,112
Addition due to development and production at our San Sebastian unit	—	1,189
Accretion expense	3,191	1,904
Payment of reclamation obligations	(76)	(511)
Balance at December 31	$59,108	$53,233

In the third quarter of 2016, we updated our ARO at Lucky Friday to reflect a reclamation plan that includes estimated costs for reclamation and closure of the mine and mill upon the end of the known mine life, in addition to reclamation of existing tailings impoundments already considered. The previous plan contemplated stabilization, clean-up and ongoing monitoring and maintenance of the mine and mill site. The change to the reclamation plan resulted in an increase in total undiscounted costs of approximately $22.6 million, and an increase to the ARO asset and liability of $3.3 million after discounting the costs to present value.

In the third quarter of 2016, we updated the ARO at San Sebastian to include estimated costs for filling the open pits at the end of their known life, resulting in an increase in undiscounted costs of $4.3 million and in increase in the ARO asset and liability of $4.5 million.

In the fourth quarter of 2016, we revised the ARO at Greens Creek to include costs for reclamation of additional waste rock, along with updated timing of estimated reclamation costs. The change resulted in an increase in undiscounted costs of $3.7 million, but a decrease in the ARO asset and liability of $5.0 million due to the impact of discounting costs to present value and the change in estimated timing costs.

The ARO layers related to the changes described above were discounted using a credit adjusted, risk-free interest rate of 6.5% and inflation rates ranging from 2% to 3.25%.

Note 5: Income Taxes

Major components of our income tax (provision) benefit for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	2016	2015	2014
Current:
Domestic	$(10,702)	$3,892	$7,761
Foreign	(13,713)	(5,376)	(619)
Total current income tax (provision) benefit	(24,415)	(1,484)	7,142
Deferred:
Domestic	7,480	(75,456)	(1,572)
Foreign	(10,493)	20,630	(330)
Total deferred income tax (provision) benefit	(3,013)	(54,826)	(1,902)
Total income tax benefit (provision)	$(27,428)	$(56,310)	$5,240

Domestic and foreign components of (loss) income before income taxes for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	2016	2015	2014
Domestic	$41,014	$(65,895)	$(1,505)
Foreign	55,961	35,237	14,089
Total	$96,975	$(30,658)	$12,584

The annual tax (provision) benefit is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax (loss) income. The reasons for the difference are (in thousands):

	2016		2015		2014
Computed “statutory” benefit (provision)	$(33,941)	35%	$10,731	35%	$(4,405)	35%
Percentage depletion	8,114	(8)	2,432	8	6,034	(48)
Change in valuation allowance	11,336	(12)	(84,951)	(277)	(6,314)	50
State taxes, net of federal taxes	(565)	1	(3,639)	(12)	1,671	(13)
Foreign currency remeasurement of monetary assets and liabilities	(4,598)	5	28,184	92	16,368	(130)
Rate differential on foreign earnings	(6,853)	7	(4,746)	(15)	(5,938)	47
Compensation	(1,311)	1	(815)	(3)	(1,308)	10
Other	390	(1)	(3,506)	(12)	(868)	7
Total	$(27,428)	28%	$(56,310)	(184)%	$5,240	(42)%

We evaluated the positive and negative evidence available to determine the amount of valuation allowance required on our deferred tax assets.  At December 31, 2016 and 2015, the balances of our valuation allowances were approximately $100 million and $116 million, respectively, primarily related to net operating losses and tax credit carryforwards. The amount of the deferred tax asset considered recoverable, however, could be reduced in the near term if estimates of future taxable income are reduced.

At December 31, 2016 and 2015, the net deferred tax liability was approximately $87 million and $66 million, respectively. The individual components of our net deferred tax assets and liabilities are reflected in the table below (in thousands).

	December 31,
	2016	2015
Deferred tax assets:
Accrued reclamation costs	$30,188	$26,473
Deferred exploration	26,785	29,120
Foreign net operating losses	1,058	21,140
Domestic net operating losses	82,359	82,116
AMT credit carryforwards	20,405	11,607
Pension and benefit obligation	18,115	18,916
Foreign exchange loss	34,977	38,779
Foreign tax credit carryforward	7,283	6,692
Miscellaneous	30,166	27,205
Total deferred tax assets	251,336	262,048
Valuation allowance	(99,602)	(115,806)
Total deferred tax assets	151,734	146,242
Deferred tax liabilities:
Miscellaneous	(3,046)	(2,394)
Properties, plants and equipment	(235,700)	(209,577)
Total deferred tax liabilities	(238,746)	(211,971)
Net deferred tax liability	$(87,012)	$(65,729)

We plan to permanently reinvest earnings from foreign subsidiaries, with the exception of Hecla Quebec Inc., our wholly-owned subsidiary which owns our Casa Berardi mine and other interests in Quebec, Canada, and Minera Hecla, our wholly-owned subsidiary which owns our San Sebastian mine and other interests in Durango, Mexico. For the years 2016, 2015 and 2014, we had no unremitted foreign earnings. Foreign net operating losses carried forward are shown above as a deferred tax asset, with a partial valuation allowance as discussed below.

We recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized principally due to the forecasted expiration of net operating losses and tax credit carryforwards. A portion of the valuation allowance relating to foreign net operating loss carryforwards was released in 2015 as we determined that it was more likely than not that a portion of the benefit of the net operating loss carryforwards would be realized as a result of operating activities at San Sebastian. There was also significant utilization of deferred tax assets in the U.S. and Mexico. As of December 31, 2016, a $96 million valuation allowance remains in U.S. jurisdictions, $2 million in Hecla Canada Limited and $1 million in Minera Hecla S.A. de C.V. There is no valuation allowance at Hecla Quebec, Inc. The changes in the valuation allowance for the years ended December 31, 2016, 2015 and 2014, are as follows (in thousands):

	2016	2015	2014
Balance at beginning of year	$(115,806)	$(32,094)	$(27,155)
Increase related to non-utilization of net operating loss carryforwards and non-recognition of deferred tax assets due to uncertainty of recovery	(2,868)	(92,393)	(6,314)
Decrease related to utilization and expiration of deferred tax assets, other	19,072	8,681	1,375
Balance at end of year	$(99,602)	$(115,806)	$(32,094)

As of December 31, 2016, for U.S. income tax purposes, we have federal and state net operating loss carryforwards of $244 million and $84 million, respectively.  These net operating loss carryforwards have a 20 year expiration period, the earliest of which could expire in 2020.  We have foreign and provincial net operating loss carryforwards of approximately $4 million each, which expire between 2017 and 2036. We have approximately $20 million in alternative minimum tax credit carryforwards which do not expire and are eligible to reduce future U.S. tax liabilities.  Our utilization of U.S. net operating loss carryforwards may be subject to annual limitations if there is a change in control as defined under Internal Revenue Code Section 382.

At December 31, 2016 and 2015 we had $22 million and $20 million, respectively, of federal net operating loss carryovers relating to excess tax benefits from the exercise of employee stock options and the vesting of restricted stock awards. These amounts are not reflected in our deferred tax asset for net operating loss carryovers. We recognize the excess tax benefits from the exercise of employee stock options and the vesting of restricted stock awards in the period in which these tax benefits reduce income taxes payable, after net operating loss carryforwards are fully utilized.

We file income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.  We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 2000, or examinations by foreign tax authorities for years prior to 2010.  We currently have no tax years under examination.

We had no unrecognized tax benefits as of December 31, 2016 or 2015.  Due to the net operating loss carryover provision, coupled with the lack of any unrecognized tax benefits, we have not provided for any interest or penalties associated with any uncertain tax positions.  If interest and penalties were to be assessed, our policy is to charge interest to interest expense, and penalties to other operating expense.  It is not anticipated that there will be any significant changes to unrecognized tax benefits within the next 12 months.

As discussed in Note 15, we acquired Mines Management, Inc. in September 2016. In accounting for this acquisition, we adopted a policy to consider the recoverability of deferred tax assets acquired in the acquisition before considering the recoverability of the acquirer’s existing deferred tax assets.

Note 6: Senior Notes, Credit Facilities and Capital Leases

Senior Notes

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, and in 2014, an additional $6.5 million aggregate principal amount of the Senior Notes was issued to one of our pension plans. The Senior Notes were subsequently exchanged for substantially identical Senior Notes registered with the SEC. The Senior Notes are governed by the Indenture, dated as of April 12, 2013, as amended (the "Indenture"), among Hecla Mining Company ("Hecla") and certain of our subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee. The net proceeds from the initial offering of the Senior Notes ($490 million) were used to partially fund the acquisition of Aurizon and for general corporate purposes, including expenses related to the Aurizon acquisition.

The Senior Notes are recorded net of a 2% initial purchaser discount totaling $10 million at the time of the April 2013 issuance and having an unamortized balance of $5.5 million as of December 31, 2016. The Senior Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for.  Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. During 2016 and 2015, interest expense related to the Senior Notes and amortization of the initial purchaser discount and fees related to the issuance of the Senior Notes, net of $16.2 million and $13.5 million, respectively, in capitalized interest, totaled $20.1 million and $22.7 million, respectively.

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

As of December 31, 2016, the annual future obligations related to the Senior Notes, including interest, were (in thousands):

Twelve-month period ending December 31,
2017	$34,822
2018	34,822
2019	34,822
2020	34,822
2021	518,107
Total	657,395
Less: interest	(150,895)
Principal	506,500
Less: unamortized discount	(5,521)
Long-term debt	$500,979

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

(1) The leverage ratio was amended to be 5.00:1 for 2016, and reverted back to 4.00:1 effective January 1, 2017.

We are also able to obtain letters of credit under the facility, and for any such letters we are required to pay a participation fee of between 2.25% and 3.25% based on our total leverage ratio, as well as a fronting fee to each issuing bank of 0.20% annually on the average daily dollar amount of any outstanding letters of credit. There were $2.6 million in letters of credit outstanding as of December 31, 2016.

We believe we were in compliance with all covenants under the credit agreement and no amounts were outstanding as of December 31, 2016.  We have not drawn funds on the current revolving credit facility as of the filing date of this report.

Capital Leases

We have entered into various lease agreements, primarily for equipment at our Greens Creek, Lucky Friday and Casa Berardi units, which we have determined to be capital leases.  At December 31, 2016, the total liability associated with the capital leases, including certain purchase option amounts, was $11.5 million, with $5.7 million of the liability classified as current and $5.8 million classified as non-current. At December 31, 2015, the total liability balance associated with capital leases was $17.6 million, with $8.7 million of the liability classified as current and $8.8 million classified as non-current. The total obligation for future minimum lease payments was $12.0 million at December 31, 2016, with $0.6 million attributed to interest.

At December 31, 2016, the annual maturities of capital lease commitments, including interest, were (in thousands):

Twelve-month period ending December 31,
2017	$6,000
2018	4,081
2019	1,671
2020	295
Total	12,047
Less: imputed interest	(556)
Net capital lease obligation	$11,491

Note 7: Commitments, Contingencies, and Obligations

General

We follow the FASB ASC guidance in determining our accruals and disclosures with respect to loss contingencies, and evaluate such accruals and contingencies for each reporting period. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Rio Grande Silver Guaranty

Our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), is party to a joint venture with Emerald Mining & Leasing, LLC (“EML”) and certain other parties with respect to a land package in the Creede Mining District of Colorado that is adjacent to other land held by Rio. Rio holds a 70% interest in the joint venture. In connection with the joint venture, we are required to guarantee certain environmental remediation-related obligations of EML to a third party up to a maximum liability to us of $2.5 million. As of December 31, 2016, we have not been required to make any payments pursuant to the guaranty. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to the third party. However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties, has jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guaranty as of December 31, 2016.

Lucky Friday Water Permit Matters

Over the last several years the Lucky Friday unit has experienced several regulatory issues relating to its water discharge permits and water management more generally. In December 2013, the EPA issued to Hecla Limited a notice of violation (“2013 NOV”) alleging certain storm water reporting violations under Lucky Friday’s Clean Water Act Multi-Sector General Stormwater Permit for Industrial Activities. The alleged violations were resolved. The 2013 NOV also contained a request for information under Section 308 of the Clean Water Act directing Hecla Limited to undertake a comprehensive groundwater investigation of Lucky Friday’s tailings pond no. 3 to evaluate whether the pond is causing the discharge of pollutants via seepage to groundwater that is discharging to surface water.

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

In September 2016, Hecla Limited was served with a lawsuit filed by an individual in state court in New Mexico alleging personal injury claims of several millions of dollars arising from alleged exposure to contaminants as a result of allegedly living on land adjacent to the Johnny M Mine site.  The case was subsequently removed to federal court in New Mexico, and Hecla Limited filed a motion to dismiss. We do not yet have enough information to conclude if Hecla Limited has any liability or to estimate any loss that it may incur.

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

Senior Notes

On April 12, 2013, we completed an offering of $500 million aggregate principal amount of 6.875% Senior Notes due 2021. The net proceeds from the offering of the Senior Notes were used to partially fund the acquisition of Aurizon Mines Ltd. ("Aurizon") and for general corporate purposes, including expenses related to the Aurizon acquisition. Aurizon held our Casa Berardi mine and other interests in Quebec, Canada. In 2014, we completed additional issuances of our Senior Notes in the aggregate principal amount of $6.5 million, which were contributed to one of our pension plans to satisfy the funding requirement for 2014. Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. See Note 6 for more information.

Other Commitments

Our contractual obligations as of December 31, 2016 included approximately $0.4 million for various costs. In addition, our open purchase orders at December 31, 2016 included approximately $0.7 million, $2.1 million and $10.0 million, respectively, for various capital and non-capital items at the Lucky Friday, Casa Berardi and Greens Creek units. We also have total commitments of approximately $12.0 million relating to scheduled payments on capital leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday and Casa Berardi units (see Note 6 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of December 31, 2016, we had surety bonds totaling $112.7 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

Other Contingencies

On April 12, 2013, the family of Larry Marek, an employee of Hecla Limited who was fatally injured in an April 2011 accident, filed a lawsuit against us and certain of our officers and employees in state court in Idaho (Kootenai County District Court) seeking damages for, among other claims, wrongful death and infliction of emotional distress. On April 21, 2015, the judge hearing the case granted Hecla’s motion for summary judgment and dismissed the case. The plaintiffs appealed the decision to the Idaho Supreme Court, which affirmed the lower court’s decision on November 18, 2016, ending the lawsuit.

On December 11, 2013, four employees of Hecla Limited who were injured in a December 2011 rock burst filed a lawsuit against us and certain of our employees in state court in Idaho (Kootenai County District Court) seeking damages for, among other claims, intentional and willful injury and infliction of emotional distress. On August 28, 2015, the judge hearing the case granted Hecla’s motion for summary judgment and dismissed the case. The plaintiffs appealed the decision to the Idaho Supreme Court, which affirmed the lower court’s decision on November 18, 2016, ending the lawsuit.

When we acquired Revett Mining Company, Inc. in June 2015 (now known as Hecla Montana, Inc.), it was the subject of a lawsuit filed in Montana state court by an employee of its wholly owned subsidiary, Troy Mine, Inc., alleging that Revett was responsible for injuries he suffered on the job. The case is continuing with plaintiff claiming injuries totaling several millions of dollars; however, we believe the claims are without merit and that the injured employee is limited under Montana law to recovery under workers’ compensation insurance. Although it is possible that Revett faces some liability in the case, we are unable to estimate the amount or range of any potential liability. Insurance is currently providing a defense to Revett, however there is no guarantee it would provide coverage for any losses incurred.

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

Note 8: Employee Benefit Plans

Pensions and Other Post-retirement Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2016, and the funded status as of December 31, 2016 and December 31, 2015 (in thousands):

	Pension Benefits
	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$120,237	$118,284
Service cost	4,309	4,216
Interest cost	5,230	4,823
Actuarial loss (gain)	7,500	(2,617)
Benefits paid	(5,006)	(4,469)
Benefit obligation at end of year	132,270	120,237
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	73,321	74,551
Actual return (loss) on plan assets	9,950	(2,221)
Employer contributions	9,092	5,460
Benefits paid	(5,006)	(4,469)
Fair value of plan assets at end of year	87,357	73,321
Underfunded status at end of year	$(44,913)	$(46,916)

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2016 and December 31, 2015 (in thousands):

	Pension Benefits
	2016	2015
Current liabilities:
Accrued benefit liability	$(420)	$(402)
Non- current pension liability:
Accrued benefit liability	(44,491)	(46,513)
Accumulated other comprehensive loss	40,917	42,103
Net amount recognized	$(3,994)	$(4,812)

The benefit obligation and prepaid benefit costs were calculated by applying the following weighted average assumptions:

	Pension Benefits
	2016	2015
Discount rate: net periodic pension cost	4.45%	4.17%
Discount rate: projected benefit obligation	4.14%	4.45%
Expected rate of return on plan assets	6.80%	7.20%
Rate of compensation increase: net periodic pension cost	2.00%	2.00%
Rate of compensation increase: projected benefit obligation (1)	0.00%/2.00%	0.00%/2.00%

(1) 0% was assumed for years 2016 through 2018 and 2% was assumed thereafter.

The above assumptions were calculated based on information as of December 31, 2016 and December 31, 2015, the measurement dates for the plans. The discount rate is based on the yield curve for investment-grade corporate bonds as published by the U.S. Treasury Department. The expected rate of return on plan assets is based upon consideration of the plan’s current asset mix, historical long-term return rates and the plan’s historical performance. Our current expected rate on plan assets of 6.8% is based on historical returns over the past five years.

Net periodic pension cost for the plans consisted of the following in 2016, 2015, and 2014 (in thousands):

	Pension Benefits
	2016	2015	2014
Service cost	$4,309	$4,216	$4,312
Interest cost	5,229	4,823	4,859
Expected return on plan assets	(5,299)	(5,382)	(4,996)
Amortization of prior service benefit	(337)	(337)	(337)
Amortization of net gain from earlier periods	4,372	4,260	3,275
Net periodic pension cost	$8,274	$7,580	$7,113

The allocations of investments at December 31, 2016 and December 31, 2015, the measurement dates of the plan, by asset category in the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan are as follows:

	Hecla		Lucky Friday
	2016	2015	2016	2015
Cash	3%	2%	3%	4%
Large cap U.S. equities	18%	10%	17%	10%
Small cap U.S. equities	9%	5%	9%	5%
Non-U.S. equities	24%	9%	25%	9%
Fixed income	20%	34%	20%	33%
Real estate	13%	18%	13%	18%
Absolute return hedge funds	6%	15%	6%	14%
Real return	—%	1%	—%	1%
Company stock	7%	6%	7%	6%
Total	100%	100%	100%	100%

"Company stock" asset category in the table above includes our common stock in the amounts of $6.3 million and $4.3 million at December 31, 2016 and December 31, 2015.

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

	As of December 31, 2016 (1)		As of December 31, 2015
	Target	Maximum	Target	Minimum	Maximum
Large cap U.S. equities	17%	20%	10%	7%	13%
Small cap U.S. equities	8%	10%	5%	4%	6%
Non-U.S. equities	25%	30%	10%	8%	12%
Fixed income	20%	25%	35%	29%	43%
Real estate	15%	18%	15%	12%	18%
Absolute return	5%	7%	15%	12%	18%
Company stock/Real return	10%	13%	10%	8%	12%

(1) The policy as of December 31, 2016 does not include minimum investment thresholds.

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

Accounting guidance has established a hierarchy of assets measured at fair value on a recurring basis. The three levels included in the hierarchy are:

Level 1: quoted prices in active markets for identical assets or liabilities

Level 2: significant other observable inputs

Level 3: significant unobservable inputs

The fair values by asset category in each plan, along with their hierarchy levels, are as follows as of December 31, 2016 (in thousands):

	Hecla				Lucky Friday
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest-bearing cash	$1,924	$—	$—	$1,924	$550	$—	$—	$550
Common stock	4,973	—	—	4,973	1,340	—	—	1,340
Real estate	—	—	8,974	8,974	—	—	2,389	2,389
Common collective funds	—	12,379	2,108	14,487	—	3,427	550	3,977
Mutual funds	38,326	—	—	38,326	10,417	—	—	10,417
Total fair value	$45,223	$12,379	$11,082	$68,684	$12,307	$3,427	$2,939	$18,673

The following is a roll-forward of assets in Level 3 of the fair value hierarchy (in thousands):

	Hecla		Lucky Friday
	Real estate	Common collective funds	Real estate	Common collective funds
Beginning balance at January 1, 2016	$10,326	$4,462	$2,856	$1,309
Net unrealized gains on assets held at the reporting date	283	80	71	20
Purchases	333	—	90	—
Sales	(1,968)	(2,434)	(628)	(779)
Ending balance at December 31, 2016	$8,974	$2,108	$2,389	$550

Of the $14.0 million in plan assets classified as level 3, $11.4 million was invested in real estate, and the remaining $2.6 million was invested in collective investment funds.

The fair values by asset category in each plan, along with their hierarchy levels, were as follows as of December 31, 2015 (in thousands):

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

The following are estimates of future benefit payments, which reflect expected future service as appropriate, related to our pension plans (in thousands):

Year Ending December 31,	Pension Plans
2017	$5,775
2018	6,101
2019	6,471
2020	6,849
2021	7,128
Years 2022-2026	38,685

In February 2016, we contributed approximately $2.6 million in shares of our common stock and cash to our defined benefit plans, and contributed $6.1 million in shares of our common stock and cash in July 2016, with no additional contributions in 2016. We expect to contribute a total of $4.0 million in shares of our common stock or cash to our defined benefit plans in 2017. We expect to contribute approximately $0.4 million to our unfunded supplemental executive retirement plan during 2017.

The following table indicates whether our pension plans had accumulated benefit obligations ("ABO") in excess of plan assets, or plan assets exceeded ABO, (amounts are in thousands).

	December 31, 2016		December 31, 2015
	ABO Exceeds Plan Assets	Plan Assets Exceed ABO	ABO Exceeds Plan Assets	Plan Assets Exceed ABO
Projected benefit obligation	$132,270	$—	$120,237	$—
Accumulated benefit obligation	128,102	—	116,289	—
Fair value of plan assets	87,357	—	73,321	—

For the pension plans, the following amounts are included in "Accumulated other comprehensive loss, net" on our balance sheet as of December 31, 2016, that have not yet been recognized as components of net periodic benefit cost (in thousands):

Pension Benefits
Unamortized net (gain)/loss	$42,161
Unamortized prior service benefit	(1,244)

The amounts in "Accumulated other comprehensive loss, net" expected to be recognized as components of net periodic benefit cost during 2017 are (in thousands):

Pension Benefits
Amortization of net loss	$4,132
Amortization of prior service benefit	(337)

We do not expect to have any of the pension plans’ assets returned during 2017.

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

Capital Accumulation Plans

Our Capital Accumulation Plan ("Hecla 401(k) Plan") is available to all U.S. salaried and certain hourly employees and applies immediately upon employment. Employees may contribute from 1% to 50% of their annual compensation to the plan (subject to statutory limits). We make a matching contribution in the form of cash or stock of 100% of an employee’s contribution up to 6% of the employee’s earnings. Our matching contributions were approximately $3.5 million in 2016, $3.4 million in 2015, and $3.2 million in 2014.

Effective January 1, 2014, the Hecla 401(k) Plan was restated to allow for payment of matching contributions to be made in Hecla common stock on a quarterly basis. Prior to 2014, contributions were made in cash on a payroll-to-payroll basis.

We also maintain a 401(k) plan that is available to all hourly employees at the Lucky Friday unit after completion of six months of service. Employees may contribute from 2% to 50% of their compensation to the plan (subject to statutory limits). The matching contribution is 55% of an employee’s contribution up to, but not exceeding, 5% of the employee’s earnings.  Our contributions were approximately $442,000 in 2016, $391,000 in 2015, and $292,000 in 2014.

Note 9: Stockholders’ Equity

Common Stock

We are authorized to issue 500,000,000 shares of common stock, $0.25 par value per share, of which 399,228,085 shares of common stock were issued as of December 31, 2016. All of our currently outstanding shares of common stock are listed on the New York Stock Exchange under the symbol “HL”.

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

The following table summarizes the quarterly common stock dividends declared by our board of directors for the years ended December 31, 2014, 2015 and 2016:

	(A)	(B)	(C)	(A+B+C)
Declaration date	Silver-price-linked component per share	Minimum annual component per share	Special dividend per share	Total dividend per share	Total dividend amount (in millions)	Month of payment
May 5, 2014	$—	$0.0025	$—	$0.0025	$0.9	June 2014
July 31, 2014	$—	$0.0025	$—	$0.0025	$0.9	September 2014
November 5, 2014	$—	$0.0025	$—	$0.0025	$0.9	December 2014
February 17, 2015	$—	$0.0025	$—	$0.0025	$0.9	March 2015
May 6, 2015	$—	$0.0025	$—	$0.0025	$0.9	June 2015
August 6, 2015	$—	$0.0025	$—	$0.0025	$0.9	September 2015
November 3, 2015	$—	$0.0025	$—	$0.0025	$0.9	December 2015
February 20, 2016	$—	$0.0025	$—	$0.0025	$0.9	March 2016
May 4, 2016	$—	$0.0025	$—	$0.0025	$1.0	June 2016
August 3, 2016	$—	$0.0025	$—	$0.0025	$1.0	September 2016
November 4, 2016	$—	$0.0025	$—	$0.0025	$1.0	December 2016
February 21, 2017	$—	$0.0025	$—	$0.0025	$1.0	March 2017

Because the average realized silver prices for all periods in 2014, 2015 and 2016 were below the minimum threshold of $30, according to the policy no silver-price-linked component was declared or paid. Prior to 2011, no dividends had been declared on our common stock since 1990. The declaration and payment of common stock dividends is at the sole discretion of our board of directors.

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 23, 2016, we may issue and sell from time to time through ordinary broker transactions shares of our common stock having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. The terms of sales transactions under the agreement, including trading day(s), number of shares sold in the aggregate, number of shares sold per trading day, and the floor selling price per share, are proposed by us to the sales agent. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. The shares issued under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to our shelf registration statement on Form S-3, which was filed with the SEC on February 23, 2016. As of December 31, 2016, we had sold 2,780,087 shares under the agreement for proceeds of approximately $8.1 million, net of commissions and fees of approximately $166 thousand.

Common Stock Repurchase Program

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchase program may be modified, suspended or discontinued by us at any time. As of December 31, 2016, 934,100 shares have been repurchased under the program, at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at February 20, 2017, was $6.58 per share.

Status of Warrants

As of December 31, 2015, we had 2,249,550 warrants outstanding, with each warrant exercisable for 0.1622 of a share of our common stock at an exercise price of $6.17 per share. The warrants expired in March 2016, and there were no warrants outstanding as of December 31, 2016.

Preferred Stock

Our certificate of incorporation authorizes us to issue 5,000,000 shares of preferred stock, par value $0.25 per share. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by our board of directors. The board may fix the number of shares constituting each series and increase or decrease the number of shares of any series. As of December 31, 2016, 157,816 shares of Series B preferred stock were outstanding. Our Series B preferred stock is listed on the New York Stock Exchange under the symbol “HL PB.”

Ranking

The Series B preferred stock ranks senior to our common stock and any shares of Series A junior participating preferred stock (none of which have ever been issued) with respect to payment of dividends, and amounts due upon liquidation, dissolution or winding up.

While any shares of Series B preferred stock are outstanding, we may not authorize the creation or issuance of any class or series of stock that ranks senior to the Series B preferred stock as to dividends or amounts due upon liquidation, dissolution or winding up without the consent of the holders of 66 2/3% of the outstanding shares of Series B preferred stock and any other series of preferred stock ranking on a parity with the Series B preferred stock as to dividends and amounts due upon liquidation, dissolution or winding up, voting as a single class without regard to series.

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

All quarterly dividends on our Series B preferred stock for 2014, 2015 and 2016 were declared and paid in cash.

Redemption

The Series B preferred stock is redeemable at our option, in whole or in part, at $50 per share, plus all dividends undeclared and unpaid on the Series B preferred stock up to the date fixed for redemption.

Liquidation Preference

The Series B preferred stockholders are entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $50 per share of Series B preferred stock plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution to such holders (the “Liquidation Preference”), and no more. Until the Series B preferred stockholders have been paid the Liquidation Preference in full, no payment will be made to any holder of Junior Stock upon our liquidation, dissolution or winding up. The term “junior stock” means our common stock and any other class of our capital stock issued and outstanding that ranks junior as to the payment of dividends or amounts payable upon liquidation, dissolution and winding up to the Series B preferred stock. As of December 31, 2016 and 2015, our Series B preferred stock had a Liquidation Preference of $7.9 million.

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

Stock Award Plans

We use stock-based compensation plans to aid us in attracting, retaining and motivating our employees, as well as to provide us with the ability to provide incentives more directly linked to increases in stockholder value. These plans provide for the grant of options to purchase shares of our common stock, the issuance of restricted stock units, and other equity-based awards.

Stock-based compensation expense amounts recognized for the years ended December 31, 2016, 2015 and 2014 were approximately $6.2 million, $5.4 million, and $5.0 million, respectively.  Over the next twelve months, we expect to recognize approximately $3.2 million in additional compensation expense as outstanding restricted stock units vest.

Stock Incentive Plan

 During the second quarter of 2010, our stockholders voted to approve the adoption of our 2010 Stock Incentive Plan and to reserve up to 20,000,000 shares of common stock for issuance under the plan.  The board of directors has broad authority under the 2010 plan to fix the terms and conditions of individual agreements with participants, including the duration of the award and any vesting requirements. As of December 31, 2016, there were 8,302,326 shares available for future grant under the 2010 plan.

Directors’ Stock Plan

In 1995, we adopted the Hecla Mining Company Stock Plan for non-employee directors (the “Directors’ Stock Plan”), which may be terminated by our board of directors at any time. Each non-employee director is credited on May 30 of each year with that number of shares determined by dividing $24,000 by the average closing price for our common stock on the New York Stock Exchange for the prior calendar year. All credited shares are held in trust for the benefit of each director until delivered to the director. Delivery of the shares from the trust occurs upon the earliest of: (1) death or disability; (2) retirement; (3) a cessation of the director’s service for any other reason; or (4) a change in control. The shares of our common stock credited to non-employee directors pursuant to the Directors’ Stock Plan may not be sold until at least six months following the date they are delivered. A maximum of one million shares of common stock may be granted pursuant to the Directors’ Stock Plan. During 2016, 2015, and 2014, 68,462, 48,244, and 39,468 shares, respectively, were credited to the non-employee directors. During 2016, 2015 and 2014, $271,000, $150,000, and $109,000, respectively, was charged to general and administrative expense associated with the Directors’ Stock Plan. At December 31, 2016, there were 438,459 shares available for grant in the future under the plan.

In addition to the foregoing, in May of each year, each non-employee director is also granted additional common stock under our 2010 Stock Incentive Plan. For 2016, 2015, and 2014, 120,911, 186,888, and 110,910 shares, respectively, were credited to the non-employee directors, and $532,000, $456,000, and $366,000 respectively, was charged to operations associated with the 2010 Stock Incentive Plan.

Restricted Stock Units

Unvested restricted stock units granted by the board of directors to employees are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested, January 1, 2016	3,375,798	$2.73
Granted (unvested)	1,138,669	$4.40
Canceled	(205,032)	$2.70
Distributed (vested)	(1,573,871)	$2.82
Unvested, December 31, 2016	2,735,564	$3.41

The 2,735,564 unvested units at December 31, 2016 are scheduled to vest as follows:

790,253	in June 2017
650,137	in July 2017
379,743	in June 2018
579,437	in July 2018
335,994	in June 2019

Unvested units may be forfeited by participants through termination of employment in advance of vesting. Since the earliest grant date of unvested units (which was 2014), we have recognized approximately $4.8 million in compensation expense, including approximately $3.6 million recognized in 2016, and expect to record an additional $4.5 million in compensation expense over the remaining vesting period related to these units. The latest vesting date for unvested units as of December 31, 2016 is June 2019.

In connection with the vesting of restricted stock units and other stock grants, employees have in the past, at their election and when permitted by us, chosen to satisfy their tax withholding obligations through net share settlement, pursuant to which we withhold the number of shares necessary to satisfy such withholding obligations.  Pursuant to such net settlements, in 2016 we repurchased 1,010,509 shares valued at approximately $3.5 million, or approximately $3.44 per share.  In 2015, we withheld 613,698 shares valued at approximately $1.9 million, or approximately $3.05 per share. These shares become treasury shares unless we cancel them.

Note 10: Derivative Instruments

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi and San Sebastian mines are USD-functional entities which routinely incur expenses denominated in CAD and MXN, and such expenses expose us to exchange rate fluctuations between the USD and CAD and MXN. In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a program to manage our exposure to the impact of fluctuations in the exchange rate between the USD and MXN on our future operating costs denominated in MXN. The programs utilize forward contracts to sell CAD and MXN, and each contract is designated as a cash flow hedge. As of December 31, 2016, we have 130 forward contracts outstanding to sell CAD$290.1 million having a notional amount of US$222.9 million, and 24 forward contracts outstanding to sell MXN$202.5 million having a notional amount of US$10.3 million. The CAD contracts represent between 21% and 75% of our annual forecasted cash operating costs at Casa Berardi from 2017 through 2020 and have CAD-to-USD exchange rates ranging between 1.2787 and 1.3380. The MXN contracts represent 75% of our forecasted cash operating costs at San Sebastian for 2017 and have MXN-to-USD exchange rates ranging between 18.9975 and 21.000. Our risk management policy allows for up to 75% of our planned cost exposure for five years into the future to be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of December 31, 2016, we recorded the following balances for the fair value of the contracts:

•      a non-current asset of $27 thousand, which is included in other non-current assets;

•      a current liability of $2.8 million, which is included in other current liabilities, and

•      a non-current liability of $2.4 million, which is included in other non-current liabilities.

Net unrealized losses of approximately $5.2 million related to the effective portion of the hedges were included in accumulated other comprehensive income as of December 31, 2016, and are net of related deferred taxes. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $3.0 million in net unrealized losses included in accumulated other comprehensive income as of December 31, 2016 would be reclassified to current earnings in the next twelve months. Net unrealized losses of approximately $2 thousand related to ineffectiveness of the hedges were included in gain (loss) on derivatives contracts on our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2016.

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, we currently use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments. These contracts are not designated as hedges and are marked-to-market through earnings each period.  At December 31, 2016, we recorded a current asset of $2.8 million, which is included in other current assets and is net of $0.7 million for contracts in a fair value current liability position. In addition, we recorded a non-current asset of $2.5 million at December 31, 2016 which is included in other non-current assets.

We recognized a $14.2 million net loss during 2016 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $4.4 million net gain during 2016 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net gain for 2016 is the result of decreasing zinc and lead prices. This program, when utilized, is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following tables summarize the quantities of metals committed under forward sales contracts at December 31, 2016 and 2015:

December 31, 2016	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2017 settlements	1,295	4	19,070	7,441	$16.29	$1,172	$1.18	$0.97
Contracts on forecasted sales
2017 settlements	—	—	35,384	17,637	N/A	N/A	$1.19	$1.03
2018 settlements	—	—	13,779	5,732	N/A	N/A	$1.21	$1.05

December 31, 2015	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2016 settlements	1,368	5	23,755	8,433	14.12	1,076	$0.71	$0.77

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

Credit-risk-related Contingent Features

We have agreements with certain counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of December 31, 2016, we have not posted any collateral related to these agreements. The fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6.4 million as of December 31, 2016. If we had breached any of these provisions at December 31, 2016, we could have been required to settle our obligations under the agreements at their termination value of $6.4 million.

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

Sales of metal concentrates and metal products are made principally to custom smelters, brokers and metals traders. The percentage of sales contributed by each segment is reflected in the following table:

	Year Ended December 31,
	2016	2015	2014
Greens Creek	40.3%	51.4%	49.0%
Lucky Friday	14.7%	14.9%	17.9%
Casa Berardi	27.4%	33.7%	33.1%
San Sebastian	17.6%	—%	—%
	100%	100%	100%

The tables below present information about reportable segments as of and for the years ended December 31, 2016, 2015 and 2014 (in thousands).

	2016	2015	2014
Net sales to unaffiliated customers:
Greens Creek	$260,446	$227,833	$245,175
Lucky Friday	94,479	66,302	89,757
Casa Berardi	177,143	149,432	165,849
San Sebastian	113,889	—	—
	$645,957	$443,567	$500,781
Income (loss) from operations:
Greens Creek	$65,125	$26,536	$39,758
Lucky Friday	18,175	868	21,501
Casa Berardi	16,336	(1,557)	11,828
San Sebastian	77,221	(9,269)	(5,780)
Other	(59,913)	(52,189)	(45,679)
	$116,944	$(35,611)	$21,628
Capital additions (including non-cash additions):
Greens Creek	$42,013	$45,962	$31,476
Lucky Friday	44,839	60,020	52,193
Casa Berardi	67,577	35,302	48,615
San Sebastian	6,026	4,623	—
Other	21,344	14,809	18,801
	$181,799	$160,716	$151,085

Depreciation, depletion and amortization:
Greens Creek	$52,564	$56,553	$63,505
Lucky Friday	11,810	11,262	9,431
Casa Berardi	47,312	43,674	38,198
San Sebastian	3,782	—	—
	$115,468	$111,489	$111,134
Other significant non-cash items:
Greens Creek	$2,736	$2,886	$2,807
Lucky Friday	720	72	72
Casa Berardi	1,259	2,229	847
San Sebastian	—	13	—
Other	11,135	66,004	506
	$15,850	$71,204	$4,232
Identifiable assets:
Greens Creek	$681,303	$698,265	$704,121
Lucky Friday	442,829	393,338	356,482
Casa Berardi	806,044	779,423	800,961
San Sebastian	33,608	22,238	1,529
Other	407,893	328,661	398,971
	$2,371,677	$2,221,925	$2,262,064

The following is sales information by geographic area based on the location of smelters and brokers (for concentrate shipments) and the location of parent companies (for doré sales to metals traders) for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
United States	$22,499	$17,862	$22,200
Canada	437,621	275,771	295,027
Japan	44,158	38,835	58,466
Korea	116,687	66,293	70,548
China	35,220	38,611	53,067
Other	4,008	—	—
Total, excluding gains/losses on forward contracts	$660,193	$437,372	$499,308

Sales of products for 2016 include net losses of $14.2 million, and 2015 included net gains of $6.2 million, on financially-settled forward contracts for silver, gold, lead and zinc contained in our concentrate sales.  2014 sales included a net gain of $1.5 million on the contracts for lead and zinc. See Note 10 for more information.

The following are our long-lived assets by geographic area as of December 31, 2016 and 2015 (in thousands):

	2016	2015
United States	$1,261,488	$1,150,521
Canada	764,489	741,612
Mexico	6,708	4,678
	$2,032,685	$1,896,811

Sales from continuing operations to significant metals customers as a percentage of total sales were as follows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Teck Metals Ltd.	21.2%	22.5%	25.8%
Korea Zinc	16.9%	16.0%	14.1%
Scotia	24.5%	5.6%	-%
CIBC	19.0%	17.6%	17.0%
Mitsui	4.4%	10.2%	15.8%

The sales and income (loss) from operations amounts reported above include results from our Lucky Friday segment. The Lucky Friday mine is our only operation where some of our employees are subject to a collective bargaining agreement, and the most recent agreement expired on April 30, 2016. On February 19, 2017, the unionized employees voted against our contract offer. We expect further discussions with the union but it is possible that an agreement will not be reached, in which case we cannot predict what might happen next, including what actions we or the union might take in response to failing to reach an agreement. In the event of a prolonged strike or other event related to labor at the Lucky Friday, operations at Lucky Friday could be disrupted, which could adversely affect our financial condition and results of operations.

Note 12: Fair Value Measurement

The table below sets forth our assets and liabilities (in thousands) that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.  See Note 8 for information on the fair values of our defined benefit pension plan assets.

	Balance at December 31, 2016	Balance at December 31, 2015	Input Hierarchy Level
Assets:

Cash and cash equivalents:
Money market funds and other bank deposits	$169,777	$155,209	Level 1

Available for sale securities:
Debt securities – municipal and corporate bonds	29,117	—	Level 2
Equity securities – mining industry	5,002	1,515	Level 1

Trade accounts receivable:
Receivables from provisional concentrate sales	20,082	13,490	Level 2

Derivative contracts:
Metal forward contracts	5,403	—	Level 2
Foreign exchange contracts	27	—	Level 2

Restricted cash balances:
Certificates of deposit and other bank deposits	2,200	999	Level 1

Total assets	$231,608	$171,213

Liabilities

Derivative contracts:
Metal forward contracts	$192	$—	Level 2
Foreign exchange contracts	5,288	—	Level 2

Total liabilities	$5,480	$—

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

We use financially-settled forward contracts to manage exposure to changes in the exchange rate between the U.S. dollar and Canadian dollar and Mexican peso, and the impact on Canadian dollar- and Mexican peso-denominated operating costs incurred at our Casa Berardi and San Sebastian units (see Note 10 for more information). These contracts qualify for hedge accounting, with unrealized gains and losses related to the effective portion of the contracts included in accumulated other comprehensive loss, and unrealized gains and losses related to the ineffective portion of the contracts included in earnings each period. The fair value of each contract represents the present value of the difference between the forward exchange rate for the contract settlement period as of the measurement date and the contract settlement exchange rate.

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

Our Senior Notes, which were recorded at their carrying value of $501.0 million, net of unamortized initial purchaser discount at December 31, 2016, had a fair value of $521.4 million at December 31, 2016. Third-party quotes, which we consider to be Level 2 inputs, are utilized to estimate fair values of the Senior Notes. See Note 6 for more information.

Note 13: Income (Loss) per Common Share

We are authorized to issue 500,000,000 shares of common stock, $0.25 par value per share. At December 31, 2016, there were 399,228,085 shares of our common stock issued and 3,941,210 shares issued and held in treasury, for a net of 395,286,875 shares outstanding.

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

Potential dilutive common shares include outstanding stock options, restricted stock unit awards, stock units, warrants and convertible preferred stock for periods in which we have reported net income. For periods in which we reported net losses, potential dilutive common shares are excluded, as their conversion and exercise would not reduce earnings per share. Under the if-converted method, preferred shares would not dilute earnings per share in any of the periods presented.

A total of 157,816 shares of preferred stock were outstanding at December 31, 2016, 2015 and 2014.

The following table represents net income per common share – basic and diluted (in thousands, except earnings per share):

	Year ended December 31,
	2016	2015	2014
Numerator
Net income (loss)	$69,547	$(86,968)	$17,824
Preferred stock dividends	(552)	(552)	(552)
Net income (loss) applicable to common shares	$68,995	$(87,520)	$17,272

Denominator
Basic weighted average common shares	386,416	373,954	353,442
Dilutive stock options, restricted stock units, and warrants	2,906	—	3,993
Diluted weighted average common shares	389,322	373,954	357,435

Basic earnings (loss) per common share	$0.18	$(0.23)	$0.05
Diluted earnings (loss) per common share	$0.18	$(0.23)	$0.05

There were no outstanding options for the years ended December 31, 2016 and 2015. For the year ended December 31, 2014, options to purchase 259,342 shares of our common stock were excluded from the computation of diluted earnings per share, as the exercise price of the options exceeded the average price of our stock during those periods and therefore would not affect the calculation of earnings per share. For the years ended December 31, 2016 and 2014, respectively, 4,309,440 and 4,670,170 restricted stock units that were unvested or vested during the year were included in the calculation of diluted earnings per share. For the year ended December 31, 2015, all outstanding restricted stock units and warrants were excluded from the computation of diluted loss per share, as our reported net losses for that period would cause their conversion and exercise to have no effect on the calculation of loss per share.

Note 14: Accumulated Other Comprehensive Loss

The following table lists the beginning balance, yearly activity and ending balance of each component of "Accumulated other comprehensive loss, net" (in thousands):

	Unrealized Gains (Losses) On Securities	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Loss, Net
Balance January 1, 2014	$(2,552)	$—	$(23,747)	$(26,299)
2014 change	1,143	—	(6,875)	(5,732)
Balance December 31, 2014	(1,409)	—	(30,622)	(32,031)
2015 change	250	—	(850)	(600)
Balance December 31, 2015	(1,159)	—	(31,472)	(32,631)
2016 change	2,613	(5,260)	676	(1,971)
Balance December 31, 2016	$1,454	$(5,260)	$(30,796)	$(34,602)

The $2.6 million, $0.3 million, and $1.1 million changes in unrealized gains (losses) on securities in 2016, 2015 and 2014, respectively, are net of $1.0 million, $3.0 million and $2.4 million for the reclassification to current earnings of impairments of equity securities, as we deemed the impairments to be other-than-temporary. The amounts above are net of the income tax effect of such balances and activity as summarized in the following table (in thousands):

	Income Tax Effect of:
	Unrealized Gains (Losses) On Securities	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Loss, Net
Balance January 1, 2014	$619	$—	$5,764	$6,383
2014 change	6	—	4,653	4,659
Balance December 31, 2014	625	—	10,417	11,042
2015 change	6	—	213	219
Balance December 31, 2015	631	—	10,630	11,261
2016 change	(4)	—	(510)	(514)
Balance December 31, 2016	$627	$—	$10,120	$10,747

See Note 2 for more information on our marketable securities, Note 8 for more information on our employee benefit plans, and Note 10 for more information on our derivative instruments.

Note 15:  Acquisitions

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

The following summarizes the preliminary allocation of purchase price to the fair value of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Consideration:
Cash	$4,025
Hecla stock issued (8,309,006 shares at $5.79 per share)	48,109
Total consideration	$52,134
Fair value of net assets acquired:
Assets:
Cash	$94
Property, plants, equipment and mineral interests	68,038
Restricted cash	1,185
Other assets	329
Total assets	69,646
Liabilities:
Accounts payable and accrued liabilities	2,357
Deferred tax liability	14,031
Non-current reclamation liability	1,124
Total liabilities	17,512
Net assets	$52,134

The $68.0 million fair value for "Property, plants, equipment, and mineral interests" is comprised of $0.8 million for plant and equipment, $0.1 million for land, and $67.1 million for mineral interests.

The allocation of purchase price above is considered preliminary, as review by management of the valuation methodologies for mineral interests and the related deferred tax liability has not been finalized.

In September 2016, we issued 181,048 shares of our common stock for payment of approximately $1.0 million in acquisition-related costs, which are included in Acquisition costs on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

	Year Ended December 31,
(in thousands, except per share amounts)	2016	2015
	(unaudited)
Sales of products	$645,957	$443,567
Net income (loss)	68,778	(89,806)
Income (loss) applicable to common shareholders	68,226	(90,357)
Basic and diluted income (loss) per common share	0.17	(0.24)

The unaudited pro forma financial information includes adjustments to 1) eliminate acquisition-related costs totaling $4.7 million for the year ended December 31, 2016 which are non-recurring and 2) reflect the issuance of Hecla stock as consideration in the acquisition and for payment of acquisition costs. A net loss by the acquired entities since the acquisition date of $32 thousand is included in our net income reported for the year ended December 31, 2016.

Takeover Bid for Dolly Varden Silver Corporation

On June 27, 2016, we announced a takeover bid for all of the outstanding shares of Dolly Varden Silver Corporation ("Dolly Varden") not owned by us and our affiliates for cash of CAD$0.69 per share. Dolly Varden owns 100% of the Dolly Varden historic silver property in northwestern British Columbia, Canada. Our wholly owned subsidiary owns 4,478,087 Dolly Varden shares and warrants to purchase 1,351,762 Dolly Varden shares, representing approximately 18.5% of Dolly Varden's shares outstanding on a partially diluted basis. Based on Dolly Varden's outstanding shares and options and warrants to acquire Dolly Varden shares, and excluding shares and warrants held by us and our affiliates, total consideration would have been approximately CAD$13.6 million. In late July 2016, we withdrew the bid due to the failure of a required condition precedent to its consummation.

Acquisition of Revett Mining Company, Inc.

On June 15, 2015, we completed the acquisition of Revett through the merger of a wholly owned subsidiary of ours with and into Revett, pursuant to which we acquired all of the issued and outstanding common stock of Revett for total consideration of $20.1 million. The acquired entities hold 100% ownership of two properties and other interests in north-west Montana, including: the Troy Mine, which is on care-and-maintenance and which we intend to reclaim and close, and the Rock Creek project, a significant undeveloped silver and copper deposit which we believe provides long-term production growth potential if permitted and developed. The consideration was comprised of $0.9 million in cash used to fund Revett's operating activities prior to completion of the merger and $19.1 million in Hecla common stock. In the merger, each outstanding common share of Revett was exchanged for 0.1622 of a share of our common stock. Revett had 38,548,989 outstanding common shares, excluding 725,000 shares owned by our wholly-owned subsidiary which were canceled in the merger, resulting in 6,252,646 new shares of Hecla stock issued as consideration. The value of Hecla stock issued as consideration was based upon the closing price at the time of consummation of $3.06 per share.

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

The $17.5 million value for "Non-current reclamation liability" represents the present value of estimated costs for reclamation and closure of the Troy mine. Revett held an environmental risk transfer program ("insurance policy") which would have funded costs incurred prior to the expiration date of March 29, 2020 for reclamation at the Troy mine up to a maximum limit of $16.8 million. We therefore included the $16.8 million "Reclamation insurance" asset above for the fair value of the insurance policy at the time of acquisition. However, in the third quarter of 2016, we reached a settlement on the insurance policy for cash proceeds to us of $16.0 million. The $0.7 million difference between the settlement amount and the asset balance prior to settlement was recorded to expense.

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

	Year Ended December 31,
(in thousands, except per share amounts)	2015	2014
	(unaudited)
Sales of products	$445,703	$500,787
Net loss	(89,118)	(44,099)
Loss applicable to common stockholders	(89,670)	(44,651)
Basic and diluted loss per common share	(0.24)	(0.12)

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

The condensed consolidating financial statements below have been prepared from our financial information on the same basis of accounting as the consolidated financial statements set forth elsewhere in this report. Investments in the subsidiaries are accounted for under the equity method. Accordingly, the entries necessary to consolidate Hecla, the Guarantors, and our non-guarantor subsidiaries are reflected in the intercompany eliminations column. In the course of preparing consolidated financial statements, we eliminate the effects of various transactions conducted between Hecla and its subsidiaries and among the subsidiaries. While valid at an individual subsidiary level, such activities are eliminated in consolidation because, when taken as a whole, they do not represent business activity with third-party customers, vendors, and other parties. Examples of such eliminations include the following:

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

Effective December 31, 2015, Hecla Limited (our wholly owned subsidiary) sold 100% of its ownership of Hecla Alaska LLC (its wholly owned subsidiary) to Hecla Mining Company for consideration totaling approximately $240.8 million.  The consideration consisted of satisfaction of inter-company debt between Hecla Limited and Hecla Mining Company and an obligation by Hecla Mining Company, under certain circumstances, to fund a limited amount of the capital requirements of Hecla Limited for up to five years.  Hecla Alaska LLC owns a 29.7331% interest in the joint venture which owns the Greens Creek mine. The presentation of condensed consolidating financial statements below reflects the effective date for accounting purposes of January 1, 2016.

Condensed Consolidating Balance Sheets

	As of December 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$113,275	$24,388	$32,114	$—	$169,777
Other current assets	33,950	65,369	35,524	(1,236)	133,607
Properties, plants, and equipment - net	2,103	1,258,890	771,692	—	2,032,685
Intercompany receivable (payable)	404,121	(222,072)	(307,018)	124,769	—
Investments in subsidiaries	1,496,787	—	—	(1,496,787)	—
Other non-current assets	4,186	186,988	5,350	(160,916)	35,608
Total assets	$2,054,422	$1,313,563	$537,662	$(1,533,970)	$2,371,677
Liabilities and Stockholders' Equity
Current liabilities	$22,401	$86,730	$41,348	$(22,999)	$127,480
Long-term debt	500,979	3,065	2,773	—	506,817
Non-current portion of accrued reclamation	—	63,025	16,902	—	79,927
Non-current deferred tax liability	—	14,212	121,600	(14,212)	121,600
Other non-current liabilities	51,198	5,108	(325)	28	56,009
Stockholders' equity	1,479,844	1,141,423	355,364	(1,496,787)	1,479,844
Total liabilities and stockholders' equity	$2,054,422	$1,313,563	$537,662	$(1,533,970)	$2,371,677

	As of December 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$94,167	$42,692	$18,350	$—	$155,209
Other current assets	15,972	58,453	32,273	7,626	114,324
Properties, plants, and equipment - net	2,281	1,147,770	746,760	—	1,896,811
Intercompany receivable (payable)	540,665	(301,291)	(332,553)	93,179	—
Investments in subsidiaries	1,252,191	—	—	(1,252,191)	—
Other non-current assets	2,200	165,080	1,781	(113,480)	55,581
Total assets	$1,907,476	$1,112,704	$466,611	$(1,264,866)	$2,221,925
Liabilities and Stockholders' Equity
Current liabilities	$21,087	$84,559	$30,636	$(9,198)	$127,084
Long-term debt	499,729	6,128	3,183	—	509,040
Non-current portion of accrued reclamation	—	45,494	29,055	—	74,549
Non-current deferred tax liability	—	3,264	119,836	(3,477)	119,623
Other non-current liabilities	47,734	5,834	(865)	—	52,703
Stockholders' equity	1,338,926	967,425	284,766	(1,252,191)	1,338,926
Total liabilities and stockholders' equity	$1,907,476	$1,112,704	$466,611	$(1,264,866)	$2,221,925

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(14,237)	$369,162	$291,032	$—	$645,957
Cost of sales	—	(203,133)	(135,850)	—	(338,983)
Depreciation, depletion, and amortization	—	(64,374)	(51,094)	—	(115,468)
General and administrative	(23,262)	(20,425)	(1,353)	—	(45,040)
Exploration and pre-development	(304)	(6,640)	(10,913)	—	(17,857)
Gain on derivative contracts	4,423	—	—	—	4,423
Acquisition costs	(2,607)	(34)	(54)	—	(2,695)
Equity in earnings of subsidiaries	94,878	—	—	(94,878)	—
Other (expense) income	10,656	11,400	(36,074)	(19,344)	(33,362)
(Loss) income before income taxes	69,547	85,956	55,694	(114,222)	96,975
(Provision) benefit from income taxes	—	(25,334)	(21,438)	19,344	(27,428)
Net (loss) income	69,547	60,622	34,256	(94,878)	69,547
Preferred stock dividends	(552)	—	—	—	(552)
(Loss) income applicable to common stockholders	68,995	60,622	34,256	(94,878)	68,995
Net (loss) income	69,547	60,622	34,256	(94,878)	69,547
Changes in comprehensive (loss) income	(1,971)	8	2,657	(2,665)	(1,971)
Comprehensive (loss) income	$67,576	$60,630	$36,913	$(97,543)	$67,576

	Year Ended December 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$6,194	$287,941	$149,432	$—	$443,567
Cost of sales	—	(192,683)	(100,884)	—	(293,567)
Depreciation, depletion, and amortization	—	(67,815)	(43,674)	—	(111,489)
General and administrative	(17,920)	(14,508)	(1,773)	—	(34,201)
Exploration and pre-development	(627)	(7,177)	(14,154)	—	(21,958)
Loss on derivative contracts	8,252	—	—	—	8,252
Closed operations	(517)	(1,645)	—	—	(2,162)
Equity in earnings of subsidiaries	49,565	—	—	(49,565)	—
Other (expense) income	(131,915)	22,537	36,090	54,188	(19,100)
Income (loss) before income taxes	(86,968)	26,650	25,037	4,623	(30,658)
(Provision) benefit from income taxes	—	(7,251)	5,129	(54,188)	(56,310)
Net income (loss)	(86,968)	19,399	30,166	(49,565)	(86,968)
Preferred stock dividends	(552)	—	—	—	(552)
Income (loss) applicable to common stockholders	(87,520)	19,399	30,166	(49,565)	(87,520)
Net income (loss)	(86,968)	19,399	30,166	(49,565)	(86,968)
Changes in comprehensive income (loss)	(600)	(467)	259	208	(600)
Comprehensive income (loss)	$(87,568)	$18,932	$30,425	$(49,357)	$(87,568)

	Year Ended December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$1,473	$333,460	$165,848	$—	$500,781
Cost of sales	—	(194,600)	(109,846)	—	(304,446)
Depreciation, depletion, and amortization	—	(72,937)	(38,197)	—	(111,134)
General and administrative	(17,667)	(12,694)	(1,177)	—	(31,538)
Exploration and pre-development	(252)	(7,088)	(12,327)	—	(19,667)
Gain on derivative contracts	9,134	—	—	—	9,134
Closed operations	—	—	—	—	—
Equity in earnings of subsidiaries	72,407	—	—	(72,407)	—
Other (expense) income	(47,271)	29,753	3,267	(16,295)	(30,546)
(Loss) income before income taxes	17,824	75,894	7,568	(88,702)	12,584
(Provision) benefit from income taxes	—	(10,565)	(490)	16,295	5,240
Net (loss) income	17,824	65,329	7,078	(72,407)	17,824
Preferred stock dividends	(552)	—	—	—	(552)
(Loss) income applicable to common stockholders	17,272	65,329	7,078	(72,407)	17,272
Net (loss) income	17,824	65,329	7,078	(72,407)	17,824
Changes in comprehensive (loss) income	(5,732)	(1,329)	1,152	177	(5,732)
Comprehensive (loss) income	$12,092	$64,000	$8,230	$(72,230)	$12,092

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$85,665	$82,778	$76,491	$(19,606)	$225,328
Cash flows from investing activities:
Additions to properties, plants, and equipment	(348)	(93,541)	(70,899)	—	(164,788)
Purchase of other companies, net of cash acquired	(3,931)	—	—	—	(3,931)
Other investing activities, net	(29,383)	(896)	333	—	(29,946)
Cash flows from financing activities:
Dividends paid to stockholders	(4,419)	—	—		(4,419)
Payments on debt	—	(10,174)	(982)	—	(11,156)
Other financing activity	(28,476)	3,529	8,895	19,606	3,554
Effect of exchange rate changes on cash	—	—	(74)	—	(74)
Changes in cash and cash equivalents	19,108	(18,304)	13,764	—	14,568
Beginning cash and cash equivalents	94,167	42,692	18,350	—	155,209
Ending cash and cash equivalents	$113,275	$24,388	$32,114	$—	$169,777

	Year Ended December 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(56,036)	$101,254	$63,856	$(2,629)	$106,445
Cash flows from investing activities:					—
Additions to properties, plants, and equipment	(1,355)	(97,684)	(38,404)	—	(137,443)
Other investing activities, net	(748)	637	(1,052)	—	(1,163)
Cash flows from financing activities:					—
Dividends paid to stockholders	(4,291)	—	—	—	(4,291)
Payments on debt	—	(12,405)	1,554	—	(10,851)
Other financing activity	9,712	17,066	(31,408)	2,629	(2,001)
Effect of exchange rate changes on cash	—	—	(5,152)	—	(5,152)
Changes in cash and cash equivalents	(52,718)	8,868	(10,606)	—	(54,456)
Beginning cash and cash equivalents	146,885	33,824	28,956	—	209,665
Ending cash and cash equivalents	$94,167	$42,692	$18,350	$—	$155,209

	Year Ended December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$38,270	$61,900	$58,277	$(75,323)	$83,124
Cash flows from investing activities:					—
Additions to properties, plants, and equipment	(1,336)	(68,859)	(52,342)	—	(122,537)
Other investing activities	—	417	3,765	—	4,182
Cash flows from financing activities:					—
Dividends paid to stockholders	(4,099)	—	—	—	(4,099)
Payments on debt	—	(9,137)	—	—	(9,137)
Other financing activity	(12,221)	9,494	(22,856)	75,323	49,740
Effect of exchange rates on cash	—	—	(3,783)	—	(3,783)
Changes in cash and cash equivalents	20,614	(6,185)	(16,939)	—	(2,510)
Beginning cash and cash equivalents	126,271	40,009	45,895	—	212,175
Ending cash and cash equivalents	$146,885	$33,824	$28,956	$—	$209,665

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-K – December 31, 2016

Index to Exhibits

3.1

Restated Certificate of Incorporation of the Registrant.  Filed as exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on December 12, 2014 (File No. 1-8491), and incorporated herein by reference.

3.2	Bylaws of the Registrant as amended to date. Filed as exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on December 8, 2016 (File No. 1-8491), and incorporated herein by reference.

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

4.2(a)

Registration Rights Agreement, dated as of January 14, 2015, among Hecla Mining Company, as Issuer, Hecla Mining Company Retirement Plan Trust, which is the funding vehicle for the Hecla Mining Company Retirement Plan, a tax-qualified employee benefit pension plan sponsored by Hecla Mining Company, and the Lucky Friday Pension Plan Trust, which is the funding vehicle for the Lucky Friday Pension Plan. Filed as exhibit 4.3 to Registrant’s Registration Statement on Form S-3ASR filed on January 14, 2015 (Registration No. 333-201520), and incorporated herein by reference.

4.2(b)

Indenture, dated as of April 12, 2013, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining company, as Guarantors thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 15, 2013 (File No. 1-8491), and incorporated herein by reference.

4.2(c)

Supplemental Indenture, dated as of April 14, 2014, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee. Filed as exhibit 4.2 to Registrant’s Registration Statement on Form S-3ASR filed on April 14, 2014 (Registration No. 333-195246), and incorporated herein by reference.

4.2(d)

Supplemental Indenture dated August 5, 2015, among Revett Mining Company, Inc., Revett Silver Company, Troy Mine, Inc., RC Resources, Inc., Revett Exploration, Inc., and Revett Holdings, Inc., as Guaranteeing Subsidiaries, and The Bank of New York Mellon Trust Company, N.A., as Trustee. Filed as exhibit 4.2 (d) to Registrant's Form 10-K for the year ended December 31, 2015 (File No. 1-8491), and incorporated herein by reference.

4.2(e)

Supplemental Indenture, dated October 26, 2016, among Mines Management Inc., Newhi, Inc., Montanore Minerals Corp., as Guaranteeing Subsidiaries, and The Bank of New York Mellon Trust, N.A., as Trustee. *

10.1

Fourth Amended and Restated Credit Agreement dated as of May 20, 2016, by and among Hecla Mining Company, Hecla Limited, Hecla Alaska LLC, Hecla Greens Creek Mining Company, and Hecla Juneau Mining Company, as the Borrowers, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 25, 2016 (File No. 1-8491), and incorporated herein by reference.

10.2

Equity Distribution Agreement, dated as of February 23, 2016, by and among Hecla Mining company and BMO Capital Markets Corp. Filed as exhibit 1.1 to Registrant’s Current Report on Form 8-K filed on February 23, 2016 (File No. 1-8491), and incorporated herein by reference.

10.3

Form of Change of Control Agreement entered into on March 5, 2015, between Registrant and each of Phillips S. Baker, Jr., Lawrence P. Radford, Dean W.A. McDonald and David C. Sienko, on February 19, 2016 with Robert D. Brown, and on July 18, 2016 with Lindsay A. Hall. Filed as exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2015 (File No. 1-8491), and incorporated herein by reference. (1)

10.4

Hecla Mining Company Key Employee Deferred Compensation Plan. Filed as exhibit 10.3 to Registrant’s Form 10-K for the year ended December 31, 2015 (File No. 1-8491), and incorporated herein by reference. (1)

10.6	Hecla Mining Company 2010 Stock Incentive Plan. Filed as exhibit 10.4 to Registrant’s Form 10-K for the year ended December 31, 2015 (File No. 1-8491), and incorporated herein by reference. (1)

10.7	Hecla Mining Company Annual Incentive Plan. Filed as exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2015 (File No. 1-8491), and incorporated herein by reference. (1)

10.8

Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan. Filed as exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2015 (File No. 1-8491), and incorporated herein by reference. (1)

10.9

Form of Indemnification Agreement dated November 8, 2006, between Registrant and Phillips S. Baker, Jr., Dean McDonald, Ted Crumley, George R. Nethercutt, Jr., and Anthony P. Taylor.  Identical Indemnification Agreements were entered into between the Registrant and Charles B. Stanley and Terry V. Rogers on May 4, 2007, David C. Sienko on January 29, 2010, Lawrence P. Radford on October 19, 2011, Robert D. Brown on January 4, 2016, Lindsay A. Hall on July 18, 2016, and Catherine J. Boggs on January 1, 2017.  Filed as exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491), and incorporated herein by reference. (1)

10.10

Hecla Mining Company Stock Plan for Nonemployee Directors, as amended. Filed as exhibit 10.6 to Registrant’s Form 10-K for the period ended December 31, 2012 (File No. 1-8491), and incorporated herein by reference. (1)

10.11

Hecla Mining Company Retirement Plan for Employees and Supplemental Retirement and Death Benefit Plan.  Filed as exhibit 10.17(a) to Registrant’s Form 10-K for the year ended December 31, 2008 (File No. 1-8491), and incorporated herein by reference. (1)

10.12

Supplemental Excess Retirement Master Plan Documents.  Filed as exhibit 10.5(b) to Registrant’s Annual Report on Form 10-K/A-1 for the year ended December 31, 1994 (File No. 1-8491), and incorporated herein by reference. (1)

10.13

Hecla Mining Company Nonqualified Plans Master Trust Agreement.  Filed as exhibit 10.5(c) to Registrant’s Annual Report on Form 10-K/A-1 for the year ended December 31, 1994 (File No. 1-8491), and incorporated herein by reference. (1)

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