Form 10-Q/A
period 2017-03-31
HECLA MINING CO/DE/
filed 2017-05-10
CIK 719413

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed to amend the Hecla Mining Company Quarterly Report on Form 10-Q for the period ended March 31, 2017 (“Form 10-Q”), as filed with the Securities and Exchange Commission on May 8, 2017, in order to correct data input errors contained under “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Liquidity and Capital Resources” in the last full paragraph on page 46. That paragraph is amended and restated as follows (with changes appearing in the last three sentences only):

Original Disclosure	Amended and Restated Disclosure

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

Cash provided by operating activities in the first quarter of 2017 increased by $19.6 million compared to the same period in 2016. The increase was primarily due to working capital and other operating asset and liability changes which resulted in a net cash flow decrease of $7.4 million in the first three months of 2017 compared to a net decrease in cash flows of $21.5 million in the 2016 period. The $14.1 million variance in working capital changes is attributed to lower accounts receivable due to the timing of sales at Greens Creek and Casa Berardi and higher payroll accruals due to the timing of payment of incentive compensation related to prior year performance. In addition, income, as adjusted for non-cash items, was higher by $5.5 million, due primarily to higher metals prices.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of Item 2 of the Form 10-Q in this Amendment, however, there have been no changes to the text of such item other than the changes described above and reflected in the paragraph under the heading “Amended and Restated Disclosure.”

This Amendment amends only the item of the Form 10-Q specified above and amends that item solely to reflect the changes described above.  This Amendment does not reflect events occurring after May 8, 2017.

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

The Casa Berardi Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2017	2016
Sales	$41,712	$32,198
Cost of sales and other direct production costs	(29,953)	(20,659)
Depreciation, depletion and amortization	(12,514)	(8,501)
Gross (loss) profit	$(755)	$3,038
Tons of ore milled	293,696	216,962
Production:
Gold (ounces)	35,807	30,378
Silver (ounces)	8,545	7,005
Payable metal quantities sold:
Gold (ounces)	34,166	27,427
Silver (ounces)	7,899	7,864
Ore grades:
Gold ounces per ton	0.14	0.16
Silver ounces per ton	0.03	0.04
Mining cost per ton	$86.58	$87.54
Milling cost per ton	$17.26	$18.91
Cash Cost, After By-product Credits, per Gold Ounce (1)	$886	$781
AISC, After By-product Credits, per Gold Ounce (1)	$1,256	$1,322

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

Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost ("AISC"), Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits and AISC, After By-product Credits for our operations at the Greens Creek, Lucky Friday, San Sebastian and Casa Berardi units and for the Company for the three-month periods ended March 31, 2017 and 2016.

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

Pursuant to our common stock dividend policy described in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), our Board of Directors declared and paid dividends on common stock totaling $1.0 million in the first quarter of each of 2017 and 2016. On May 4, 2017, our Board of Directors declared a dividend on common stock totaling $1.0 million payable in June 2017. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

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

Cash provided by operating activities in the first quarter of 2017 increased by $19.6 million compared to the same period in 2016. The increase was primarily due to working capital and other operating asset and liability changes which resulted in a net cash flow decrease of $7.4 million in the first three months of 2017 compared to a net decrease in cash flows of $21.5 million in the 2016 period.   The $14.1 million variance in working capital changes is attributed to lower accounts receivable due to the timing of sales at Greens Creek and Casa Berardi and higher payroll accruals due to the timing of payment of incentive compensation related to prior year performance. In addition, income, as adjusted for non-cash items, was higher by $5.5 million, due primarily to higher metals prices.

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

Item 6.    Exhibits

The following exhibits are filed as a part of this report:

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

HECLA MINING COMPANY
(Registrant)

Date:	May 10, 2017	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	May 10, 2017	By:	/s/ Lindsay A. Hall
Lindsay A. Hall, Senior Vice President and
Chief Financial Officer