Form 10-Q
period 2017-06-30
HECLA MINING CO/DE/
filed 2017-08-03
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      .    No XX.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding August 1, 2017
Common stock, par value $0.25 per share	399,018,708

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2017

INDEX*

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$164,113	$169,777
Investments	37,816	29,117
Accounts receivable:
Trade	9,183	20,082
Taxes	10,981	187
Other, net	12,307	9,780
Inventories:
Concentrates, doré, and stockpiled ore	25,125	25,944
Materials and supplies	23,278	24,079
Other current assets	8,955	12,125
Total current assets	291,758	291,091
Non-current investments	4,729	5,002
Non-current restricted cash and investments	1,098	2,200
Properties, plants, equipment and mineral interests, net	2,033,506	2,032,685
Non-current deferred income taxes	44,628	35,815
Other non-current assets and deferred charges	3,437	4,884
Total assets	$2,379,156	$2,371,677
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$47,979	$60,064
Accrued payroll and related benefits	25,919	36,515
Accrued taxes	14,205	9,061
Current portion of capital leases	5,885	5,653
Current portion of debt	—	470
Other current liabilities	11,268	8,809
Current portion of accrued reclamation and closure costs	8,532	5,653
Total current liabilities	113,788	126,225
Capital leases	7,213	5,838
Accrued reclamation and closure costs	79,280	79,927
Long-term debt	501,604	500,979
Non-current deferred tax liability	121,260	122,855
Non-current pension liability	47,211	44,491
Other non-current liabilities	6,414	11,518
Total liabilities	876,770	891,833
Commitments and contingencies (Notes 2, 4, 7, 9, and 11)
SHAREHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, authorized 750,000,000 shares; issued and outstanding 2017 — 398,527,459 shares and 2016 — 395,286,875 shares	100,739	99,806
Capital surplus	1,614,651	1,597,212
Accumulated deficit	(166,875)	(167,437)
Accumulated other comprehensive loss	(28,520)	(34,602)
Less treasury stock, at cost; 2017 — 4,429,844 shares and 2016 — 3,941,210 shares issued and held in treasury	(17,648)	(15,174)
Total shareholders’ equity	1,502,386	1,479,844
Total liabilities and shareholders’ equity	$2,379,156	$2,371,677

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Sales of products	$134,279	$171,302	$276,823	$302,319
Cost of sales and other direct production costs	77,503	82,953	156,179	157,273
Depreciation, depletion and amortization	25,569	29,897	54,521	55,772
Total cost of sales	103,072	112,850	210,700	213,045
Gross profit	31,207	58,452	66,123	89,274
Other operating expenses:
General and administrative	10,309	10,359	19,515	20,573
Exploration	5,853	3,362	10,367	6,312
Pre-development	1,052	521	2,304	925
Research and development	312	—	995	—
Other operating expense	697	1,024	1,387	1,664
Provision for closed operations and environmental matters	985	1,576	2,104	2,617
Lucky Friday suspension-related costs	8,024	—	9,605	—
Total other operating expenses	27,232	16,842	46,277	32,091
Income (loss) from operations	3,975	41,610	19,846	57,183
Other income (expense):
Loss on disposition of investments	—	—	(167)	—
Unrealized (loss) gain on investments	(276)	1,150	51	439
Gain (loss) on derivative contracts	2,487	(6)	(5,322)	(6)
Net foreign exchange (loss) gain	(3,883)	(1,885)	(6,145)	(10,088)
Interest and other income	319	113	644	201
Interest expense, net of amount capitalized	(10,543)	(5,370)	(19,065)	(11,081)
Total other income (expense)	(11,896)	(5,998)	(30,004)	(20,535)
(Loss) income before income taxes	(7,921)	35,612	(10,158)	36,648
Income tax (provision) benefit	(16,095)	(11,496)	12,976	(13,150)
Net (loss) income	(24,016)	24,116	2,818	23,498
Preferred stock dividends	(138)	(138)	(276)	(276)
(Loss) income applicable to common shareholders	$(24,154)	$23,978	$2,542	$23,222
Comprehensive (loss) income:
Net income (loss)	$(24,016)	$24,116	$2,818	$23,498
Unrealized loss and amortization of prior service on pension plans	(16)	—	16	—
Change in fair value of derivative contracts designated as hedge transactions	2,047	46	5,308	46
Reclassification of loss on disposition or impairment of marketable securities included in net (loss) income	—	—	167	1,000
Unrealized holding (losses) gains on investments	847	1,193	591	1,258
Comprehensive (loss) income	$(21,138)	$25,355	$8,900	$25,802
Basic (loss) income per common share after preferred dividends	$(0.06)	$0.06	$0.01	$0.06
Diluted (loss) income per common share after preferred dividends	$(0.06)	$0.06	$0.01	$0.06
Weighted average number of common shares outstanding - basic	396,178	383,790	395,774	381,389
Weighted average number of common shares outstanding - diluted	396,178	387,512	399,236	384,685
Cash dividends declared per common share	$0.0025	$0.0025	$0.0050	$0.0050

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2017	June 30, 2016
Operating activities:
Net income (loss)	$2,818	$23,498
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	56,908	56,968
Loss (gain) on investments	117	(439)
Gain on disposition of properties, plants, equipment, and mineral interests	(94)	(311)
Provision for reclamation and closure costs	2,247	2,005
Stock compensation	2,831	3,467
Deferred income taxes	(22,113)	10,652
Amortization of loan origination fees	967	926
Loss on derivative contracts	5,386	5,419
Foreign exchange loss	5,201	9,721
Other non-cash charges, net	2	17
Change in assets and liabilities, net of business acquired:
Accounts receivable	(1,150)	(15,910)
Inventories	1,594	(5,802)
Other current and non-current assets	3,896	268
Accounts payable and accrued liabilities	(10,937)	(3,820)
Accrued payroll and related benefits	(4,901)	3,135
Accrued taxes	4,408	(4,591)
Accrued reclamation and closure costs and other non-current liabilities	(1,359)	935
Cash provided by operating activities	45,821	86,138
Investing activities:
Additions to properties, plants, equipment and mineral interests	(45,964)	(76,960)
Proceeds from disposition of properties, plants and equipment	142	317
Purchases of investments	(23,280)	(16,088)
Maturities of investments	14,356	840
Changes in restricted cash and investment balances	1,102	(3,900)
Net cash used in investing activities	(53,644)	(95,791)
Financing activities:
Proceeds from sale of common stock, net of offering costs	9,610	8,121
Acquisition of treasury shares	(2,474)	(3,384)
Dividends paid to common shareholders	(1,981)	(1,914)
Dividends paid to preferred shareholders	(276)	(276)
Credit availability and debt issuance fees paid	(91)	(83)
Repayments of debt	(470)	(1,339)
Repayments of capital leases	(3,245)	(4,356)
Net provided by (cash used) in financing activities	1,073	(3,231)
Effect of exchange rates on cash	1,086	1,288
Net decrease in cash and cash equivalents	(5,664)	(11,596)
Cash and cash equivalents at beginning of period	169,777	155,209
Cash and cash equivalents at end of period	$164,113	$143,613
Significant non-cash investing and financing activities:
Addition of capital lease obligations	$4,645	$1,631
Payment of accrued compensation in stock	$4,240	$5,511

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1.	Basis of Preparation of Financial Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements and notes to the unaudited interim condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and items which are nonrecurring, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company and its consolidated subsidiaries (except as the context otherwise requires, “we” or “our” or “us”).  These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2016, as it may be amended from time to time.

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

Our current investments, which are classified as "available for sale" and consist of bonds having maturities of greater than 90 days, had a fair value and cost basis of $37.8 million and $29.1 million, respectively, at June 30, 2017 and December 31, 2016. During the first six months of 2017, we had purchases of such investments of $23.3 million and maturities of $14.4 million. Our current investments at June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017			December 31, 2016
	Amortized cost	Unrealized loss	Fair value	Amortized cost	Unrealized loss	Fair value
Corporate bonds	$34,533	$(33)	$34,500	$22,100	$(46)	$22,054
Municipal bonds	1,715	—	1,715	3,727	(1)	3,726
Agency bonds	1,601	—	1,601	3,339	(2)	3,337
Total	$37,849	$(33)	$37,816	$29,166	$(49)	$29,117

At June 30, 2017 and December 31, 2016, the fair value of our non-current investments was $4.7 million and $5.0 million, respectively.  Our non-current investments consist of marketable equity securities which are carried at fair value, and are primarily classified as “available-for-sale.”  The cost basis of our non-current investments was approximately $4.0 million at June 30, 2017 and December 31, 2016.

Note 3.	Income Taxes

Major components of our income tax provision (benefit) for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Current:
Domestic	$—	$2,506	$(12,798)	$—
Foreign	15,935	1,627	21,451	2,642
Total current income tax provision (benefit)	15,935	4,133	8,653	2,642

Deferred:
Domestic	2,965	8,777	(15,939)	9,365
Foreign	(2,805)	(1,414)	(5,690)	1,143
Total deferred income tax benefit	160	7,363	(21,629)	10,508
Total income tax provision (benefit)	$16,095	$11,496	$(12,976)	$13,150

As of June 30, 2017, we have a net deferred tax asset in the U.S. of $44.6 million and a net deferred tax liability in Canada of $121.2 million, for a consolidated worldwide net deferred tax liability of $76.6 million. Our ability to utilize our deferred tax assets depends on future taxable income generated from operations. In the first quarter of 2017, we received consent from the Internal Revenue Service to permit us to take a different income tax position relating to the timing of deductions for the #4 Shaft development costs at Lucky Friday. This tax accounting method change substantially revised the timing of deductions for these costs for regular tax and Alternative Minimum Tax ("AMT") relative to our projected life of mine and projected taxable income. These timing changes caused us to revise our assessment of the ability to generate sufficient future taxable income to realize our deferred tax assets, resulting in a valuation allowance release of approximately $15 million. At June 30, 2017 and December 31, 2016, the balance of the valuation allowances on our deferred tax assets was $83 million and $100 million, respectively, primarily for net operating losses and tax credit carryforwards. The amount of the deferred tax asset considered recoverable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The current income tax provisions (benefits) for the three and six months ended June 30, 2017 and 2016 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income due primarily to the impact of the change in accounting method treatment of the #4 Shaft development costs described above, the impact of taxation in foreign jurisdictions, and the Company's status as an indefinite AMT taxpayer.

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

Rio Grande Silver Guaranty

Our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), is party to a joint venture with Emerald Mining & Leasing, LLC (“EML”) and certain other parties with respect to a land package in the Creede Mining District of Colorado that is adjacent to other land held by Rio. Rio holds a 70% interest in the joint venture. In connection with the joint venture, we are required to guarantee certain environmental remediation-related obligations of EML to a third party up to a maximum liability to us of $2.5 million. As of June 30, 2017, we have not been required to make any payments pursuant to the guaranty. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to the third party. However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties, has jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guaranty as of June 30, 2017.

Lucky Friday Water Permit Matters

In the past, the Lucky Friday unit experienced multiple regulatory issues relating to its water discharge permits and water management more generally. All of these issues have been resolved except for one: in December 2013, the EPA issued to Hecla Limited a request for information under Section 308 of the Clean Water Act directing Hecla Limited to undertake a comprehensive groundwater investigation of Lucky Friday’s tailings pond no. 3 to evaluate whether the pond is causing the discharge of pollutants via seepage to groundwater that is discharging to surface water. We completed the investigation mandated by the EPA and submitted a draft report to the agency in December 2015. We are waiting for the EPA’s response and we cannot predict what the impact of the investigation will be.

Hecla Limited strives to maintain its water discharges at the Lucky Friday unit in full compliance with its permits and applicable laws, however, we cannot provide assurance that in the future it will be able to fully comply with the permit limits and other regulatory requirements regarding water management.

Johnny M Mine Area near San Mateo, McKinley County, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under CERCLA for environmental remediation and past costs the EPA has incurred at the site. Mining at the Johnny M was conducted for a limited period of time by a predecessor of our subsidiary, Hecla Limited. In August 2012, Hecla Limited and the EPA entered into a Settlement Agreement and Administrative Order on Consent for Removal Action (“Consent Order”), pursuant to which Hecla Limited agreed to pay (i) $1.1 million to the EPA for its past response costs at the site and (ii) any future response costs at the site under the Consent Order, in exchange for a covenant not to sue by the EPA. Hecla Limited paid the $1.1 million to the EPA for its past response costs and in December 2014, submitted to EPA the Engineering Evaluation and Cost Analysis (“EE/CA”) for the site. The EE/CA evaluates three alternative response actions: 1) no action, 2) off-site disposal, and 3) on-site disposal. The range in estimated costs of these alternatives is $0 to $221 million. In the EE/CA, Hecla Limited recommended that EPA approve on-site disposal, which is currently estimated to cost $5.6 million, on the basis that it is the most appropriate response action under CERCLA. In June 2015, the EPA approved the EE/CA, with a few minor conditions. The EPA still needs to publish the EE/CA for public notice and comment, and the agency will not make a final decision on the appropriate response action until the public comment process is complete. It is anticipated that Hecla Limited will implement the response action selected by the EPA pursuant to an amendment to the Consent Order or a new order. Based on the foregoing, we believe it is probable that Hecla Limited will incur a liability for remediation at the site. In the fourth quarter of 2014, we accrued $5.6 million, which continues to be our best estimate of that liability as of the date of this report. There can be no assurance that Hecla Limited’s liability will not be more than $5.6 million, or that its ultimate liability will not have a material adverse effect on Hecla Limited’s or our results of operations or financial position.

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

Carpenter Snow Creek and Barker-Hughesville Sites in Montana

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

In February 2017, the EPA made a formal request to Hecla Mining Company for information regarding the Barker-Hughesville Mining District Superfund site located in Judith Basin and Cascade Counties, Montana. The Barker-Hughesville site is located in a historic mining district, and between approximately June and December 1983, Hecla Limited was party to an agreement with another mining company under which limited exploration activities occurred at or near the site. Neither the EPA nor any other party has made any claims against Hecla Limited (or Hecla Mining Company), however, it is possible that such a claim will be made in the future. Unless and until such a claim is made, Hecla Limited cannot estimate the amount or range of liability, if any, relating to this matter.

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

Other Commitments

Our contractual obligations as of June 30, 2017 included approximately $1.2 million for various costs. In addition, our open purchase orders at June 30, 2017 included approximately $0.1 million, $1.4 million and $11.0 million for various capital and non-capital items at the Lucky Friday, Casa Berardi and Greens Creek units, respectively. We also have total commitments of approximately $13.8 million relating to scheduled payments on capital leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday and Casa Berardi units (see Note 9 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of June 30, 2017, we had surety bonds totaling $116.9 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

Other Contingencies

When we acquired Revett Mining Company, Inc. (now known as Hecla Montana, Inc. - "HMI") in June 2015, it was the subject of a lawsuit filed in Montana state court by a former employee of its wholly owned subsidiary, Troy Mine, Inc., alleging that Revett was responsible for injuries he suffered while working for Troy Mine. The case is continuing with plaintiff claiming injuries totaling several millions of dollars. Although we are vigorously defending the suit, it is possible that HMI faces some liability in the case; however, we are unable to estimate the amount or range of any potential liability. Insurance is currently providing a defense to HMI, but there is no guarantee it would provide coverage for any losses incurred.

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

We are authorized to issue 750,000,000 shares of common stock, $0.25 par value per share. At June 30, 2017, there were 402,957,303 shares of our common stock issued and 4,429,844 shares issued and held in treasury, for a net of 398,527,459 shares outstanding.

Diluted income (loss) per share for the three and six months ended June 30, 2017 and 2016 excludes the potential effects of outstanding shares of our convertible preferred stock, as their conversion would have no effect on the calculation of dilutive shares.

For the three-month period ended June 30, 2017, all restricted share units and deferred shares were excluded from the computation of diluted loss per share, as our reported loss for that period would cause them to have no effect on the calculation of loss per share. For the six-month period ended June 30, 2017, 3,619,975 restricted stock units that were unvested or which vested in the current period and 1,352,470 deferred shares were included in the calculation of diluted income per share. For the three-month and six-month periods ended June 30, 2016, 3,515,356 restricted stock units that were unvested or which vested in the current period and 635,602 deferred shares were included in the calculation of diluted income per share. There were no options or warrants outstanding as of June 30, 2017 or June 30, 2016.

Note 6.	Business Segments

We are currently organized and managed in four segments: the Greens Creek unit, the Lucky Friday unit, the Casa Berardi unit, and the San Sebastian unit.

General corporate activities not associated with operating units and their various exploration activities, as well as discontinued operations and idle properties, are presented as “other.”  Interest expense, interest income and income taxes are considered general corporate items, and are not allocated to our segments.

The following tables present information about reportable segments for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales to unaffiliated customers:
Greens Creek	$71,339	$59,574	$130,189	$113,456
Lucky Friday	(187)	22,760	19,823	44,012
Casa Berardi	43,822	53,285	85,534	85,483
San Sebastian	19,305	35,683	41,277	59,368
	$134,279	$171,302	$276,823	$302,319
Income (loss) from operations:
Greens Creek	$15,418	$14,831	$29,532	$22,909
Lucky Friday	(8,212)	4,047	(4,332)	6,790
Casa Berardi	(1,708)	10,622	(3,953)	12,556
San Sebastian	11,892	25,583	25,346	40,495
Other	(13,415)	(13,473)	(26,747)	(25,567)
	$3,975	$41,610	$19,846	$57,183

The following table presents identifiable assets by reportable segment as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Identifiable assets:
Greens Creek	$674,210	$681,303
Lucky Friday	431,331	442,829
Casa Berardi	807,180	806,044
San Sebastian	43,268	33,608
Other	423,167	407,893
	$2,379,156	$2,371,677

The sales and income (loss) from operations amounts reported above include results from our Lucky Friday segment. The Lucky Friday mine is our only operation where some of our employees are subject to a collective bargaining agreement, and the most recent agreement expired on April 30, 2016. On February 19, 2017, the unionized employees voted against our contract offer and on March 13, 2017 went on strike and have been on strike since that time. Production at Lucky Friday has been suspended since the start of the strike. For the first six months of 2017, suspension costs during the strike period of $7.6 million, along with $2.0 million in non-cash depreciation expense, are reported in a separate line item on our unaudited condensed consolidated statement of operations. We cannot predict how long the strike will last or whether an agreement will be reached. As a result of the strike or other events related to labor at Lucky Friday, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations.

Note 7.	Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016
Service cost	$1,196	$1,077
Interest cost	1,339	1,307
Expected return on plan assets	(1,462)	(1,325)
Amortization of prior service cost	(84)	(84)
Amortization of net loss	1,033	1,093
Net periodic pension cost	$2,022	$2,068

	Six Months Ended June 30,
	2017	2016
Service cost	$2,392	$2,154
Interest cost	2,678	2,614
Expected return on plan assets	(2,924)	(2,650)
Amortization of prior service cost	(168)	(168)
Amortization of net (gain) loss	2,066	2,186
Net periodic pension cost	$4,044	$4,136

We made cash contributions to our defined benefit plans of $1.2 million in April 2017 and $5.7 million in July 2017. We expect to contribute approximately $0.4 million to our unfunded supplemental executive retirement plan during 2017.

Note 8.	Shareholders’ Equity

Stock-based Compensation Plans

We periodically grant restricted stock unit awards, performance-based share awards and shares of common stock to our employees and directors as part of their compensation. We measure compensation cost for restricted stock units and stock grants at the closing price of our stock at the time of grant. We measure compensation cost for performance-based grants using a Monte Carlo simulation to estimate their value at grant date. Restricted stock unit and performance-based share grants vest after a specified period with compensation cost amortized over that period. Although we have no current plans to issue stock options, we may do so in the future.

In March 2017, the Board of Directors granted 641,406 shares of common stock to employees for payment of annual and long-term incentive compensation for the period ended December 31, 2016. The shares were distributed in March 2017, and $4.2 million in expense related to the stock awards was recognized in the periods prior to March 31, 2017.

In June 2017, the Board of Directors granted the following restricted stock unit awards to employees:

•	775,379 restricted stock units, with one third of those vesting in June 2018, one third vesting in June 2019, and one third vesting in June 2020;
•	93,691 restricted stock units, with one half of those vesting in June 2018 and one half vesting in June 2019; and
•	15,336 restricted stock units that vest in June 2018.

The $1.9 million in expense related to the unit awards discussed above vesting in 2018 will be recognized on a straight-line basis over the twelve months following the date of the award. The $1.8 million in expense related to the unit awards discussed above vesting in 2019 will be recognized on a straight-line basis over the twenty-four months following the date of the award. The $1.5 million in expense related to the unit awards discussed above vesting in 2020 will be recognized on a straight-line basis over the thirty-six month period following the date of the award.

In June 2017, the Board of Directors granted performance-based share awards to certain executive employees. The value of the awards will be based on the ranking of the market performance of our common stock relative to the performance of the common stock of a group of peer companies over the three-year measurement period ending December 31, 2019. The number of shares to be issued will be based on the value of the awards divided by the share price at grant date. The expense related to the performance-based awards will be recognized on a straight-line base over the thirty months following the date of the award.

Stock-based compensation expense for restricted stock unit and performance-based grants to employees and shares issued to nonemployee directors recorded in the first six months of 2017 totaled $2.8 million, compared to $3.5 million in the same period last year.

In connection with the vesting of restricted stock units and other stock grants, employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations.  As a result, in the first six months of 2017 we withheld 488,634 shares valued at approximately $2.5 million, or approximately $5.06 per share. In the first six months of 2016 we withheld 997,678 shares valued at approximately $3.4 million, or approximately $3.40 per share.

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

On August 3, 2017, our Board of Directors declared a common stock dividend, pursuant to the minimum annual dividend component of the policy described above, of $0.0025 per share, for a total dividend of $1.0 million payable in September 2017. Because the average realized silver price for the second quarter of 2017 was $17.14 per ounce, below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 23, 2016, we may issue and sell shares of our common stock from time to time through ordinary broker transactions having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. The terms of sales transactions under the agreement, including trading day(s), number of shares sold in the aggregate, number of shares sold per trading day, and the floor selling price per share, are proposed by us to the sales agent. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. The shares issued under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to our shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission ("SEC") on February 23, 2016. As of June 30, 2017, we had sold 4,608,847 shares under the agreement for total proceeds of approximately $17.7 million, net of commissions and fees of approximately $362 thousand. Of those amounts, 1,828,760 shares were sold in the second quarter of 2017 for total proceeds of approximately $9.6 million, net of commissions and fees of approximately $196 thousand.

Common Stock Repurchase Program

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of June 30, 2017, 934,100 shares have been purchased at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at August 1, 2017, was $5.54 per share.

Note 9.	Senior Notes, Credit Facility and Capital Leases

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

The Senior Notes are recorded net of a 2% initial purchaser discount totaling $10 million at the time of the April 2013 issuance and having an unamortized balance of $4.9 million as of June 30, 2017. The Senior Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for.  Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. During the six months ended June 30, 2017 and 2016, interest expense related to the Senior Notes and amortization of the initial purchaser discount and fees related to the issuance of the Senior Notes totaled $17.2 million and $10.2 million, respectively. The interest expense related to the Senior Notes for the six months ended June 30, 2017 and 2016 was net of $0.9 million and $7.9 million, respectively, in capitalized interest, primarily related to the #4 Shaft project at our Lucky Friday unit which was completed in January 2017. Interest expense for the six months ended June 30, 2017 also includes $1.1 million in costs related to our private offering of new Senior Notes in June 2017 and concurrent tender offer to purchase our existing Senior Notes, which were not completed.

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

Credit Facility

In May 2016, we entered into a $100 million senior secured revolving credit facility with a three year term, which was amended in July 2017 to extend the term until July 14, 2020. The credit facility is collateralized by the shares of common stock held in our material domestic subsidiaries and by our joint venture interests in the Greens Creek mine, all of our rights and interests in the joint venture agreement, and all of our rights and interests in the assets of the joint venture.  Below is information on the interest rates, standby fee, and financial covenant terms under our credit facility:

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

We are also able to obtain letters of credit under the facility, and for any such letters we are required to pay a participation fee of between 2.25% and 3.25% based on our total leverage ratio, as well as a fronting fee to each issuing bank of 0.20% annually on the average daily dollar amount of any outstanding letters of credit. There were $2.6 million in letters of credit outstanding as of June 30, 2017.

We believe we were in compliance with all covenants under the credit agreement and no amounts were outstanding as of June 30, 2017.  We have not drawn funds on the current revolving credit facility as of the filing date of this report.

Capital Leases

We have entered into various lease agreements, primarily for equipment at our Greens Creek, Lucky Friday, and Casa Berardi units, which we have determined to be capital leases.  At June 30, 2017, the total liability balance associated with capital leases, including certain purchase option amounts, was $13.1 million, with $5.9 million of the liability classified as current and the remaining $7.2 million classified as non-current. At December 31, 2016, the total liability balance associated with capital leases was $11.5 million, with $5.7 million of the liability classified as current and $5.8 million classified as non-current. The total obligation for future minimum lease payments was $13.8 million at June 30, 2017, with $0.7 million attributed to interest.

At June 30, 2017, the annual maturities of capital lease commitments, including interest, are (in thousands):

Twelve-month period ending June 30,
2018	$6,471
2019	4,168
2020	2,217
2021	981
Total	13,837
Less: imputed interest	(739)
Net capital lease obligation	$13,098

Note 10.	Developments in Accounting Pronouncements

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

In July 2015, the FASB issued ASU No. 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory. The update provides for inventory to be measured at the lower of cost and net realizable value, and is effective for fiscal years beginning after December 15, 2016. We adopted this update effective January 1, 2017, and it did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17 Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The update is designed to reduce complexity of reporting deferred income tax liabilities and assets into current and non-current amounts in a balance sheet. ASU No. 2015-17 requires the presentation of deferred income taxes, changes to deferred tax liabilities and assets be classified as non-current in the statement of financial position. The update is effective for fiscal years beginning after December 15, 2016. We have elected to implement ASU No. 2015-17 retrospectively, and our deferred tax asset and liability balances are classified as non-current. Deferred tax assets of $12.3 million and deferred tax liabilities of $1.3 million previously classified as current as of December 31, 2016 are now classified as non-current on our condensed consolidated balance sheet.

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires entities to measure equity investments that are not accounted for under the equity method at fair value, with any changes in fair value included in current earnings, and updates certain disclosure requirements. The update is effective for fiscal years beginning after December 15, 2017. We are currently evaluating the impact of implementing this update on our consolidated financial statements. At June 30, 2017, we had immaterial net unrealized losses related to equity investments included in accumulated other comprehensive loss.

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

In March 2016, the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update simplifies the accounting for stock-based compensation, including income tax consequences and balance sheet and cash flow statement classification of awards. The update is effective for fiscal years beginning after December 15, 2016. We adopted this update effective January 1, 2017, and it did not have a material impact on our consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We will apply the applicable provisions of the update to any acquisitions occurring after the effective date.

In March 2017, the FASB issued ASU No. 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Period Postretirement Benefit Cost. The update provides specific requirements for classification and disclosure regarding the service cost component and other components of net benefit cost related to pension plans. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the potential impact of implementing this update on our consolidated financial statements.

Note 11.	Derivative Instruments

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi and San Sebastian mines are U.S. dollar ("USD")-functional entities which routinely incur expenses denominated in Canadian dollars ("CAD") and Mexican pesos ("MXN"), and such expenses expose us to exchange rate fluctuations between the USD and CAD and MXN. In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a program to manage our exposure to the impact of fluctuations in the exchange rate between the USD and MXN on our future operating costs denominated in MXN. The programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of June 30, 2017, we have 106 forward contracts outstanding to buy CAD$230.1 million having a notational amount of US$177.0 million, and 12 forward contracts outstanding to buy MXN$96.0 million having a notional amount of USD$4.8 million. The CAD contracts are related to forecasted cash operating costs at Casa Berardi to be incurred from 2017 through 2020 and have USD-to-CAD exchange rates ranging between 1.2787 and 1.3380. The MXN contracts are related to forecasted cash operating costs at San Sebastian for 2017 and have MXN-to-USD exchange rates ranging between 19.3752 and 21.0000. Our risk management policy provides for up to 75% of our planned cost exposure for five years into the future to be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of June 30, 2017, we recorded the following balances for the fair value of the contracts:

•	a current asset of $1.1 million, which is included in other current assets;
•	a non-current asset of $1.1 million, which is included in other non-current assets;
•	a current liability of $0.4 million, which is included in other current liabilities, and
•	a non-current liability of $0.1 million, which is included in other non-current liabilities.

Net unrealized gains of approximately $48 thousand related to the effective portion of the hedges were included in accumulated other comprehensive income as of June 30, 2017. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $0.4 million in net unrealized gains included in accumulated other comprehensive income as of June 30, 2017 would be reclassified to current earnings in the next twelve months. Net realized losses of approximately $0.4 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the six months ended June 30, 2017. Net unrealized gains of approximately $2 thousand related to ineffectiveness of the hedges were included in current earnings for the six months ended June 30, 2017.

Metals Prices

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, we currently use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments. These contracts are not designated as hedges and are marked-to-market through earnings each period.  As of June 30, 2017, we recorded the following balances for the fair value of the contracts:

•	a current asset of $1.2 million, which is included in other current assets;
•	a current liability of $1.3 million, which is included in other current liabilities; and
•	a non-current liability of $0.1 million, which is included in other non-current liabilities.

We recognized a $3.3 million net loss during the first six months of 2017 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $5.3 million net loss during the first half of 2017 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments. The net loss on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net loss for the first quarter of 2017 is the result of higher zinc and lead prices. This program, when utilized, is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following tables summarize the quantities of metals committed under forward sales contracts at June 30, 2017 and December 31, 2016:

June 30, 2017	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2017 settlements	1,379	7	15,873	6,724	$17.14	$1,259	$1.21	$0.97
Contracts on forecasted sales
2017 settlements	—	—	6,834	6,504	N/A	N/A	$1.26	$1.05
2018 settlements	—	—	28,329	16,314	N/A	N/A	$1.23	$1.05
2019 settlements	—	—	1,102	1,102	N/A	N/A	$1.21	$1.06

December 31, 2016	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2017 settlements	1,295	4	19,070	7,441	$16.29	$1,172	$1.18	$0.97
Contracts on forecasted sales
2017 settlements	—	—	35,384	17,637	N/A	N/A	$1.19	$1.03
2018 settlements	—	—	13,779	5,732	N/A	N/A	$1.21	$1.05

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

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our revolving credit agreement would cause a default under the derivative contracts. As of June 30, 2017, we have not posted any collateral related to these agreements. The fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.2 million as of June 30, 2017. If we were in breach of any derivative contracts at June 30, 2017, we could have been required to settle our obligations under the agreements at their termination value of $3.2 million.

Note 12.	Fair Value Measurement

The table below sets forth our assets and liabilities that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category (in thousands).

Description	Balance at June 30, 2017	Balance at December 31, 2016	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$164,113	$169,777	Level 1
Available for sale securities:
Debt securities - municipal and corporate bonds	37,816	29,117	Level 2
Equity securities – mining industry	4,729	5,002	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	9,183	20,082	Level 2
Restricted cash balances:
Certificates of deposit and other deposits	1,098	2,200	Level 1
Derivative contracts:
Foreign exchange contracts	2,286	27	Level 2
Metal forward contracts	1,208	5,403	Level 2
Total assets	$220,433	$231,608

Liabilities:
Derivative contracts:
Foreign exchange contracts	$585	$5,288	Level 2
Metal forward contracts	1,383	192	Level 2
Total Liabilities	$1,968	$5,480

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

Our Senior Notes issued in April 2013, which were recorded at their carrying value of $501.6 million, net of unamortized initial purchaser discount at June 30, 2017 of $4.9 million, had a fair value of $524.6 million at June 30, 2017. Quoted market prices, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. See Note 9 for more information.

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

Unaudited Interim Condensed Consolidating Balance Sheets

	As of June 30, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$100,480	$26,770	$36,863	$—	$164,113
Other current assets	52,728	36,677	38,816	(576)	127,645
Properties, plants, and equipment - net	1,986	1,256,606	774,914	—	2,033,506
Intercompany receivable (payable)	432,177	(229,725)	(330,748)	128,296	—
Investments in subsidiaries	1,496,848	—	—	(1,496,848)	—
Other non-current assets	2,606	193,833	5,294	(147,841)	53,892
Total assets	$2,086,825	$1,284,161	$525,139	$(1,516,969)	$2,379,156

Liabilities and Stockholders' Equity
Current liabilities	$35,523	$51,195	$32,735	$(5,665)	$113,788
Long-term debt	501,604	3,838	3,375	—	508,817
Non-current portion of accrued reclamation	—	60,849	18,431	—	79,280
Non-current deferred tax liability	—	12,630	123,086	(14,456)	121,260
Other non-current liabilities	47,312	5,547	766	—	53,625
Stockholders' equity	1,502,386	1,150,102	346,746	(1,496,848)	1,502,386
Total liabilities and stockholders' equity	$2,086,825	$1,284,161	$525,139	$(1,516,969)	$2,379,156

	As of December 31, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$113,275	$24,388	$32,114	$—	$169,777
Other current assets	33,950	52,400	35,537	(573)	121,314
Properties, plants, and equipment - net	2,103	1,258,890	771,692	—	2,032,685
Intercompany receivable (payable)	404,121	(222,072)	(307,018)	124,969	—
Investments in subsidiaries	1,496,787	—	—	(1,496,787)	—
Other non-current assets	4,186	199,957	5,337	(161,579)	47,901
Total assets	$2,054,422	$1,313,563	$537,662	$(1,533,970)	$2,371,677

Liabilities and Stockholders' Equity
Current liabilities	$22,401	$86,730	$40,093	$(22,999)	$126,225
Long-term debt	500,979	3,065	2,773	—	506,817
Non-current portion of accrued reclamation	—	63,025	16,902	—	79,927
Non-current deferred tax liability	—	14,212	122,855	(14,212)	122,855
Other non-current liabilities	51,198	5,108	(325)	28	56,009
Stockholders' equity	1,479,844	1,141,423	355,364	(1,496,787)	1,479,844
Total liabilities and stockholders' equity	$2,054,422	$1,313,563	$537,662	$(1,533,970)	$2,371,677

Unaudited Interim Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$807	$70,344	$63,128	$—	$134,279
Cost of sales	(186)	(40,816)	(36,501)	—	(77,503)
Depreciation, depletion, amortization	—	(13,502)	(12,067)	—	(25,569)
General and administrative	(5,721)	(4,094)	(494)	—	(10,309)
Exploration and pre-development	(66)	(2,496)	(4,343)	—	(6,905)
Research and development	—	(312)	—	—	(312)
Gain on derivative contracts	2,487	—	—	—	2,487
Foreign exchange gain (loss)	7,666	1	(11,550)	—	(3,883)
Lucky Friday suspension-related costs	—	(8,024)	—	—	(8,024)
Equity in earnings of subsidiaries	(2,355)	—	—	2,355	—
Other (expense) income	(29,115)	(1,557)	(2,400)	20,890	(12,182)
Income (loss) before income taxes	(26,483)	(456)	(4,227)	23,245	(7,921)
(Provision) benefit from income taxes	—	1,068	3,727	(20,890)	(16,095)
Net income (loss)	(26,483)	612	(500)	2,355	(24,016)
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common stockholders	(26,621)	612	(500)	2,355	(24,154)
Net income (loss)	(26,483)	612	(500)	2,355	(24,016)
Changes in comprehensive income (loss)	2,878	—	847	(847)	2,878
Comprehensive income (loss)	$(23,605)	$612	$347	$1,508	$(21,138)

	Six Months Ended June 30, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(3,286)	$153,297	$126,812	$—	$276,823
Cost of sales	(334)	(83,588)	(72,257)	—	(156,179)
Depreciation, depletion, amortization	—	(29,268)	(25,253)	—	(54,521)
General and administrative	(12,190)	(6,413)	(912)	—	(19,515)
Exploration and pre-development	(310)	(4,397)	(7,964)	—	(12,671)
Research and development	—	(995)	—	—	(995)
Loss on derivative contracts	(5,322)	—	—	—	(5,322)
Foreign exchange gain (loss)	10,133	(43)	(16,235)	—	(6,145)
Lucky Friday suspension-related costs	—	(9,605)	—	—	(9,605)
Equity in earnings of subsidiaries	346	—	—	(346)	—
Other (expense) income	13,781	(2,409)	(9,470)	(23,930)	(22,028)
Income (loss) before income taxes	2,818	16,579	(5,279)	(24,276)	(10,158)
(Provision) benefit from income taxes	—	(7,901)	(3,053)	23,930	12,976
Net income (loss)	2,818	8,678	(8,332)	(346)	2,818
Preferred stock dividends	(276)	—	—	—	(276)
Income (loss) applicable to common stockholders	2,542	8,678	(8,332)	(346)	2,542
Net income (loss)	2,818	8,678	(8,332)	(346)	2,818
Changes in comprehensive income (loss)	6,082	—	758	(758)	6,082
Comprehensive income (loss)	$8,900	$8,678	$(7,574)	$(1,104)	$8,900

	Three Months Ended June 30, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(5,659)	$87,992	$88,969	$—	$171,302
Cost of sales	—	(47,203)	(35,750)	—	(82,953)
Depreciation, depletion, amortization	—	(15,238)	(14,659)	—	(29,897)
General and administrative	(6,474)	(3,679)	(206)	—	(10,359)
Exploration and pre-development	(113)	(1,360)	(2,410)	—	(3,883)
Loss on derivative contracts	(6)	—	—	—	(6)
Acquisition costs	(394)	(8)	—	—	(402)
Equity in earnings of subsidiaries	37,111	—	—	(37,111)	—
Other (expense) income	(349)	2,623	(8,732)	(1,732)	(8,190)
Income (loss) before income taxes	24,116	23,127	27,212	(38,843)	35,612
(Provision) benefit from income taxes	—	(8,386)	(4,842)	1,732	(11,496)
Net income (loss)	24,116	14,741	22,370	(37,111)	24,116
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common stockholders	23,978	14,741	22,370	(37,111)	23,978
Net income (loss)	24,116	14,741	22,370	(37,111)	24,116
Changes in comprehensive income (loss)	1,239	—	1,193	(1,193)	1,239
Comprehensive income (loss)	$25,355	$14,741	$23,563	$(38,304)	$25,355

	Six Months Ended June 30, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(11,794)	$169,261	$144,852	$—	$302,319
Cost of sales	—	(93,956)	(63,317)	—	(157,273)
Depreciation, depletion, amortization	—	(31,844)	(23,928)	—	(55,772)
General and administrative	(11,714)	(8,202)	(657)	—	(20,573)
Exploration and pre-development	(158)	(2,647)	(4,432)	—	(7,237)
Loss on derivative contracts	(6)	—	—	—	(6)
Acquisition costs	(394)	(8)	—	—	(402)
Equity in earnings of subsidiaries	16,120	—	—	(16,120)	—
Other (expense) income	31,444	6,959	(44,250)	(18,561)	(24,408)
Income (loss) before income taxes	23,498	39,563	8,268	(34,681)	36,648
(Provision) benefit from income taxes	—	(13,219)	(18,492)	18,561	(13,150)
Net income (loss)	23,498	26,344	(10,224)	(16,120)	23,498
Preferred stock dividends	(276)	—	—	—	(276)
Income (loss) applicable to common stockholders	23,222	26,344	(10,224)	(16,120)	23,222
Net income (loss)	23,498	26,344	(10,224)	(16,120)	23,498
Changes in comprehensive income (loss)	2,304	8	2,253	(2,261)	2,304
Comprehensive income (loss)	$25,802	$26,352	$(7,971)	$(18,381)	$25,802

Unaudited Interim Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$9,131	$13,792	$10,757	$12,141	$45,821
Cash flows from investing activities:
Additions to properties, plants, and equipment	—	(19,132)	(26,832)		(45,964)
Other investing activities, net	(8,500)	1,266	(22)	(424)	(7,680)
Cash flows from financing activities:
Dividends paid to stockholders	(2,257)	—	—		(2,257)
Payments on debt	—	(3,044)	(671)		(3,715)
Other financing activity	(11,169)	9,501	20,430	(11,717)	7,045
Effect of exchange rate changes on cash	—	—	1,086	—	1,086
Changes in cash and cash equivalents	(12,795)	2,383	4,748	—	(5,664)
Beginning cash and cash equivalents	113,275	24,387	32,115	—	169,777
Ending cash and cash equivalents	$100,480	$26,770	$36,863	$—	$164,113

	Six Months Ended June 30, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$22,190	$(8,639)	$40,815	$31,772	$86,138
Cash flows from investing activities:					—
Additions to properties, plants, and equipment	(40)	(43,677)	(33,243)		(76,960)
Other investing activities, net	(15,248)	317	(3,900)	—	(18,831)
Cash flows from financing activities:					—
Dividends paid to stockholders	(2,190)	—	—		(2,190)
Payments on debt	(1,339)	(3,836)	(520)		(5,695)
Other financing activity	4,948	36,863	(5,385)	(31,772)	4,654
Effect of exchange rate changes on cash	—	—	1,288	—	1,288
Changes in cash and cash equivalents	8,321	(18,972)	(945)	—	(11,596)
Beginning cash and cash equivalents	94,167	42,692	18,350	—	155,209
Ending cash and cash equivalents	$102,488	$23,720	$17,405	$—	$143,613

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

Overview

Hecla Mining Company and our subsidiaries have provided precious and base metals to the U.S. and worldwide since 1891. We discover, acquire, develop, produce and market silver, gold, lead and zinc.

We produce lead, zinc and bulk concentrates, which we sell to custom smelters and brokers, and unrefined precipitate and bullion bars (doré) containing gold and silver, which are further refined before sale to precious metals traders.  We are organized into four segments that encompass our operating and development units:  Greens Creek, Lucky Friday, Casa Berardi, and San Sebastian. The map below shows the locations of our operating units, our exploration and pre-development projects, and our corporate offices located in Coeur d'Alene, Idaho and Vancouver, British Columbia.

Our current business strategy is to focus our financial and human resources in the following areas:

•	operating our properties safely, in an environmentally responsible manner, and cost-effectively;
•	continuing to optimize and improve operations at our Greens Creek, Lucky Friday, Casa Berardi, and San Sebastian units;
•	expanding our proven and probable reserves and production capacity at our operating properties;
•	conducting our business with financial stewardship to preserve our financial position in varying metals price environments;
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

•	continuing to seek opportunities to acquire or invest in mining properties and companies.

A number of key factors may impact the execution of our strategy, including regulatory issues and metals prices. Metals prices can be very volatile. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control. Average market prices of silver, gold, lead, and zinc in the first six months of 2017 were higher than their levels from the comparable period last year, as illustrated by the table in Results of Operations below. While we believe current global economic and industrial trends could result in continued demand for the metals we produce, prices have been volatile and there can be no assurance that current prices will continue.

The total principal amount of our Senior Notes due May 1, 2021 is $506.5 million and they bear interest at a rate of 6.875% per year. The net proceeds from the Senior Notes were primarily used for the acquisition of Aurizon in June 2013 (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited)). As discussed in the Financial Liquidity and Capital Resources section below, we believe that we will be able to meet the obligations associated with the Senior Notes; however, a number of factors could impact our ability to meet the debt obligations and fund our other projects. In June 2017, we announced a private offering under Rule 144A of $500 million in Senior Notes due 2025 and a concurrent tender offer to purchase our existing Senior Notes. Both the private offering of the notes and the tender offer were abandoned in June 2017, as available terms and conditions were not sufficiently attractive to us to complete the proposed transactions. Our ability to restructure or refinance our debt will depend on the condition of capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. There can be no assurance that we will be able to restructure or refinance our debt in the future on terms and conditions favorable to us.

On June 15, 2015, we completed the acquisition of Revett, giving us 100% ownership of the Rock Creek project, a significant undeveloped silver and copper deposit in northwestern Montana. In addition, on September 13, 2016, we completed the acquisition of Mines Management, giving us 100% ownership of the Montanore project, another significant undeveloped silver and copper deposit located approximately 10 miles from our Rock Creek project. Development of Rock Creek and Montanore has been challenged by conservation groups at various times, and there can be no assurance that we will be able to obtain the permitting required to develop these projects. See Legal challenges could prevent the Rock Creek or Montanore projects from ever being developed in Part I, Item 1A. – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2016 for more information. In May 2017, the Montana Federal District Court issued Opinions and Orders in three lawsuits challenging previously granted environmental approvals for the Montanore project. The Orders overturned the approvals for the project granted by the United States Forest Service and the United States Fish and Wildlife Service, and in each case remanded the Record of Decision ("ROD") and associated planning documents for further review by the agencies consistent with its Opinions. In June 2017, the Court vacated the agencies' approvals for the project. As a result, additional work must be performed by the agencies to address the deficiencies in the ROD and associated planning documents identified by the Court, and new approvals must be granted, before the project may proceed beyond certain preliminary actions.

As further discussed in the Lucky Friday Segment section below, the union employees at Lucky Friday have been on strike since March 13, 2017, and production at Lucky Friday has been suspended since that time. We cannot predict how long the strike will last or whether an agreement will be reached. As we prepare the mine for some interim production and advance the engineering and infrastructure for the restart of full production we expect cash expenditures of about $1.5 million to $2.0 million a month. As a result of the strike or other related events, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations.

During the third quarter of 2015, we made a development decision to mine near surface, high grade portions of silver and gold deposits at our San Sebastian project in Mexico. Ore production commenced in the fourth quarter of 2015 and has continued since that time.  In addition, work began in the first quarter of 2017 to develop and rehabilitate underground access which would allow us to mine deeper portions of the deposits at San Sebastian. See the San Sebastian Segment section below for more information. We have generated positive cash flows at San Sebastian since the start of production there, and we believe that will continue through 2018.  However, our ability to generate positive cash flows at San Sebastian may be impacted by changes in costs, precious metals prices, or other factors, and there can be no assurance that we will be able to develop and operate San Sebastian as currently anticipated.

We strive to operate our properties safely, in an environmentally responsible manner and as cost-effectively as possible. We seek to achieve safe and environmentally sound practices through extensive employee training in safe work practices; establishing, following and improving safety standards with the active participation of employees; investigating accidents, incidents and losses to avoid recurrence; and participation in the National Mining Association’s CORESafety program. We attempt to implement reasonable best practices for mine safety and emergency preparedness. Additionally, we work with the U.S. Mine Safety and Health Administration (“MSHA”) to address issues outlined in inspections and investigations, and continually evaluate our safety practices.

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

Results of Operations

Sales of products by metal for the three- and six-month periods ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Silver	$46,077	$71,487	$97,434	$128,157
Gold	66,975	81,028	129,676	135,920
Lead	8,101	15,330	21,720	29,053
Zinc	20,500	17,846	50,365	40,371
Less: smelter charges	(7,374)	(14,389)	(22,372)	(31,182)
Sales of products	$134,279	$171,302	$276,823	$302,319

We recorded a loss applicable to common shareholders of $24.2 million ($0.06 per basic common share) for the second quarter of 2017 and income applicable to common shareholders of $2.5 million ($0.01 per basic common share) for first six months of 2017, compared to income applicable to common shareholders of $24.0 million ($0.06 per basic common share) and $23.2 million ($0.06 per basic common share) for the second quarter and first six months of 2016, respectively. The following factors contributed to the results for the second quarter and first six months of 2017 compared to the same periods in 2016:

•

Gross profit decreased at our San Sebastian, Casa Berardi and Lucky Friday units by $12.2 million, $12.0 million and $4.2 million, respectively, for the second quarter of 2017, and by $12.9 million, $15.8 million and $1.5 million, respectively, for the first six months of 2017 compared to the same periods in 2016. Gross profit at our Greens Creek unit was higher in the second quarter and first half of 2017 compared to the same periods in 2016 by $1.2 million and $7.0 million, respectively. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, and The San Sebastian Segment sections below.

•

Lucky Friday suspension costs of $6.4 million and $7.6 million in the second quarter and first half of 2017, respectively. These costs, along with $1.6 million and $2.0 in non-cash depreciation expense, were incurred during the suspension of production resulting from the strike, which started in March 2017.

•

Higher interest expense by $5.2 million and $8.0 million in the second quarter and first half of 2017, respectively, compared to the same periods of 2016. Interest expense in the first six months of 2017 and 2016 was net of $0.9 million and $7.9 million, respectively, in capitalized interest primarily related to the #4 Shaft project, with the decrease due to completion of the #4 Shaft in January 2017. In addition, interest expense for the three- and six-months ended June 30, 2017 included $1.1 million in costs related to our private offering of new Senior Notes in June 2017 and concurrent tender offer to purchase our existing Senior Notes, which were not completed.

•

Exploration and pre-development expense increased by $3.0 million and $5.4 million, respectively, in the second quarter and first half of 2017 compared to the same periods in 2016. In 2017, we have continued exploration work at our Greens Creek, San Sebastian, and Casa Berardi units, and at our other projects in Quebec, Canada. "Pre-development expense" is defined as costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves. Pre-development expense of $1.1 million and $2.3 million in the second quarter and first half of 2017, respectively, was related to advancement of our Montanore and Rock Creek projects.

•

Net foreign exchange losses in the second quarter and first half of 2017 of $3.9 million and $6.1 million, respectively, versus net losses of $1.9 million and $10.1 million in the second quarter and first half of 2016, respectively. The variances are primarily related to the impact of changes in the CAD-to-USD exchange rate on the remeasurement of our net monetary liabilities in Quebec. During the first half of 2017, the applicable CAD-to-USD exchange rate decreased from 1.3426 to 1.2977, compared to a decrease in the rate from 1.3841 to 1.2917 during the first half of 2016.

•

A gain on base metal derivatives contracts of $2.5 million in the second quarter of 2017 and a loss of $5.3 million in the first half of 2017, with no net activity on base metal derivative contracts for the second quarter and first half of 2016. See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

•

Higher average realized prices for gold, lead and zinc for the second quarter of 2017 compared to the same period in 2016, while average prices for silver were lower in the 2017 period. In the first half of 2017, average realized prices for silver, gold, lead and zinc were higher than in the comparable period of 2016.

		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Silver –	London PM Fix ($/ounce)	$17.26	$16.78	$17.34	$15.81
	Realized price per ounce	$17.14	$17.26	$17.53	$16.15
Gold –	London PM Fix ($/ounce)	$1,257	$1,259	$1,238	$1,220
	Realized price per ounce	$1,260	$1,254	$1,240	$1,226
Lead –	LME Final Cash Buyer ($/pound)	$0.98	$0.78	$1.01	$0.79
	Realized price per pound	$0.95	$0.79	$1.02	$0.79
Zinc –	LME Final Cash Buyer ($/pound)	$1.18	$0.87	$1.22	$0.82
	Realized price per pound	$1.14	$0.89	$1.21	$0.83

Average realized prices can differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement.  For the second quarter and first six months of 2017, we recorded net negative price adjustments to provisional settlements of $1.3 million and $0.7 million, respectively, compared to net positive price adjustments to provisional settlements of $1.0 million and $1.5 million, respectively, in the second quarter and first six months of 2016. The price adjustments related to silver, gold, zinc and lead contained in our concentrate shipments were largely offset by gains and losses on forward contracts for those metals for each period (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.

•

Income tax provision of $16.1 million for the second quarter of 2017 and benefit of $13.0 million for the six-month period ended June 30, 2017 compared to income tax provisions of $11.5 million and $13.2 million, respectively, for the same periods in 2016. The provision for the second quarter of 2017, despite reporting a loss before income taxes, was primarily due to estimated taxes related to our operations in Mexico and Quebec. The benefit in the first half of 2017 is primarily the result of a change in income tax position recognized in the first quarter of 2017 relating to the timing of deduction for #4 Shaft development costs at Lucky Friday, as further discussed in Corporate Matters below.

The Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	$71,339	$59,574	$130,189	$113,456
Cost of sales and other direct production costs	(40,816)	(31,321)	(71,478)	(62,573)
Depreciation, depletion and amortization	(13,503)	(12,413)	(26,835)	(26,014)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(54,319)	(43,734)	(98,313)	(88,587)
Gross profit	$17,020	$15,840	$31,876	$24,869

Tons of ore milled	210,788	203,388	407,917	408,356
Production:
Silver (ounces)	1,932,047	2,117,084	3,861,344	4,575,360
Gold (ounces)	12,704	11,528	26,726	27,509
Zinc (tons)	12,966	15,575	26,372	30,186
Lead (tons)	4,420	5,346	9,229	10,433
Payable metal quantities sold:
Silver (ounces)	1,922,393	1,866,352	3,361,854	3,767,495
Gold (ounces)	12,768	12,099	23,058	23,519
Zinc (tons)	8,978	7,640	19,137	20,052
Lead (tons)	4,250	4,626	7,080	7,870
Ore grades:
Silver ounces per ton	12.11	13.25	12.40	14.22
Gold ounces per ton	0.10	0.09	0.10	0.10
Zinc percent	7.2%	8.7%	7.5%	8.4%
Lead percent	2.7%	3.2%	2.9%	3.1%
Mining cost per ton	$68.17	$71.01	$69.74	$68.98
Milling cost per ton	$32.56	$30.67	$33.12	$30.83
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$1.86	$5.38	$1.26	$4.61
All-In Sustaining Costs ("AISC"), After By-Product Credits, per Silver Ounce (1)	$8.71	$12.87	$6.28	$9.73

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

The $1.2 million and $7.0 million increases in gross profit for the second quarter and first six months of 2017, respectively, compared to the same periods in 2016 were the result of higher average realized prices for gold, zinc and lead, impacting sales by $6.5 million and $20.9 million, respectively, partially offset by higher cost of sales and other direct production costs. Average realized prices for silver were also higher in the first half of 2017 compared to the first half of 2016. These factors were partially offset by decreased silver, zinc and lead ore grades. In addition, gross profit at Greens Creek was affected by negative price adjustments to revenues of $1.1 million and $0.6 million for the second quarter and first six months of 2017, respectively, compared to positive price adjustments to revenues of $0.8 million and $1.3 million for the second quarter and first six months of 2016, respectively. Price adjustments to revenues result from changes in metals prices between transfer of title of concentrates to buyers and final settlements during the period. The price adjustments related to silver, gold, zinc and lead contained in concentrate shipments were net of gains and losses on forward contracts for those metals for each period. The price adjustments and gains and losses on forward contracts discussed above are included in sales.  The increase in cost of sales and other direct production costs in the 2017 periods was due to higher power and fuel costs. Additionally, the cost per ton of concentrate sold increased due to the impact of reduced concentrate production resulting from lower zinc and lead grades.

Mining costs per ton decreased in the second quarter of 2017 by 4% compared to the same 2016 period, primarily as a result of lower labor costs and higher milled tons partially offset by higher power costs. Mining costs per ton increased by 1% in the first six months of 2017 compared to the same 2016 period, primarily as a result of lower milled tons and higher power costs. Milling costs per ton increased 6% and 7%, respectively, in the second quarter and first half of 2017 compared to the same period in 2016 due to higher power and reagent costs. The increase for the six month period was also a result of lower mill throughput.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the second quarter and first six months of 2017 compared to the same periods of 2016.

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cash Cost, Before By-product Credits, per Silver Ounce	$23.81	$23.22	$24.27	$21.26
By-product credits	(21.95)	(17.84)	(23.01)	(16.65)
Cash Cost, After By-product Credits, per Silver Ounce	$1.86	$5.38	$1.26	$4.61

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
AISC, Before By-product Credits, per Silver Ounce	$30.66	$30.71	$29.29	$26.38
By-product credits	(21.95)	(17.84)	(23.01)	(16.65)
AISC, After By-product Credits, per Silver Ounce	$8.71	$12.87	$6.28	$9.73

The decrease in Cash Costs, After By-product Credits, per Silver Ounce for the second quarter and first six months of 2017 compared to 2016 was the result of higher by-product credits, partially offset by lower silver production. The decrease in AISC, After By-Product Credits, per Silver Ounce was due to the same factors, along with lower capital spending.

Mining and milling costs per ounce increased in the second quarter and first six months of 2017 compared to 2016 on a per-ounce basis due primarily to lower silver production resulting from reduced silver grades.

Other cash costs per ounce for the second quarter and first six months of 2017 were higher compared to 2016 due to the effect of lower silver production.

Treatment costs were lower in the second quarter and first six months of 2017 compared to 2016 as a result of improved payment terms from smelters, partially offset by lower silver production. Treatment charges for the first six months of 2017 were also impacted by higher average silver prices, as treatment costs include the value of silver not payable to us through the smelting process. The silver not payable to us is either recovered by the smelters through further processing or ultimately not recovered and included in the smelters' waste material.

By-product credits per ounce were higher in the second quarter and first six months of 2017 compared to 2016 due to higher zinc and lead prices.

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

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	$(187)	$22,760	$19,823	$44,012
Cost of sales and other direct production costs	—	(15,883)	(12,110)	(31,383)
Depreciation, depletion and amortization	—	(2,825)	(2,433)	(5,829)
Cost of sales and other direct production costs and depreciation, depletion and amortization	—	(18,708)	(14,543)	(37,212)
Gross profit	$(187)	$4,052	$5,280	$6,800
Tons of ore milled	—	67,829	57,069	141,850
Production:
Silver (ounces)	—	857,543	680,782	1,834,627
Lead (tons)	—	5,045	3,827	10,996
Zinc (tons)	—	2,557	2,131	5,310
Payable metal quantities sold:
Silver (ounces)	—	858,965	641,004	1,787,766
Lead (tons)	—	5,037	3,596	10,543
Zinc (tons)	—	2,370	1,688	4,299
Ore grades:
Silver ounces per ton	—	13.09	12.39	13.39
Lead percent	—%	7.76%	7.05%	8.07%
Zinc percent	—%	4.02%	3.99%	4%
Mining cost per ton	$—	$100.77	$104.72	$99.34
Milling cost per ton	$—	$24.97	$27.16	$24.13
Cash Cost, After By-product Credits, per Silver Ounce (1)	$—	$9.94	$5.93	$9.47
AISC, After By-product Credits, per Silver Ounce (1)	$—	$22.05	$12.06	$21.90

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

Gross profit decreased by $4.2 million and $1.5 million in the second quarter and first six months of 2017, respectively, compared to the same periods in 2016. The variance is primarily due to the lack of metal production in the second quarter and reduced production in the first quarter of 2017 as a result of the suspension of operations starting in mid-March 2017 due to a strike by the unionized employees, discussed further below. Silver and lead production was also impacted by lower ore grades in the first quarter of 2017. These factors were partially offset by higher average realized silver, lead and zinc prices realized during the first quarter of 2017, prior to the strike.

Mining and milling cost per ton were higher by 5% and 13%, respectively, in the first half of 2017 compared to the same period in 2016 due primarily to lower tonnage as a result of the strike described below.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the second quarter of 2016 and first six months of 2017 and 2016:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cash Cost, Before By-product Credits, per Silver Ounce	$—	$22.63	$22.90	$21.84
By-product credits	—	(12.69)	(16.97)	(12.37)
Cash Cost, After By-product Credits, per Silver Ounce	$—	$9.94	$5.93	$9.47

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
AISC, Before By-product Credits, per Silver Ounce	$—	$34.74	$29.03	$34.27
By-product credits	—	(12.69)	(16.97)	(12.37)
AISC, After By-product Credits, per Silver Ounce	$—	$22.05	$12.06	$21.90

The decrease in Cash Cost, After By-product Credits, per Silver Ounce in the first half of 2017 compared to the same period in 2016 was the result of higher by-product credits due to higher lead and zinc prices, partially offset by lower silver production. The decrease in AISC, After By-product Credits, per Silver Ounce is due to the same factors, along with lower capital costs primarily as a result of completion of the #4 Shaft project in January 2017.

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

Many of the employees at our Lucky Friday unit are represented by a union, and the most recent collective bargaining agreement with the union expired on April 30, 2016. On February 19, 2017, the unionized employees voted against our contract offer. On March 13, 2017, the unionized employees went on strike, and have been on strike since that time. Production at Lucky Friday has been suspended since start of the strike. Suspension costs during the strike totaled $6.4 million and $7.6 million in the second quarter and first half of 2017, respectively. These costs are combined with non-cash depreciation expense of $1.6 million and $2.0 million for those periods and reported in a separate line item on our condensed consolidated statement of operations. These suspension costs are excluded from the calculation of gross profit, Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce. We cannot predict how long the strike will last or whether an agreement will be reached. As a result of the strike or other related events, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations.

See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for contingencies related to various accidents and other events occurring at the Lucky Friday mine in prior periods.

The Casa Berardi Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	$43,822	$53,285	$85,534	$85,483
Cost of sales and other direct production costs	(32,336)	(27,586)	(62,289)	(48,245)
Depreciation, depletion and amortization	(11,344)	(13,597)	(23,858)	(22,098)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(43,680)	(41,183)	(86,147)	(70,343)
Gross profit (loss)	$142	$12,102	$(613)	$15,140
Tons of ore milled	330,109	218,226	623,801	435,188
Production:
Gold (ounces)	33,261	41,955	69,068	72,333
Silver (ounces)	8,477	8,668	17,022	15,673
Payable metal quantities sold:
Gold (ounces)	34,827	42,764	68,993	70,191
Silver (ounces)	10,328	7,566	18,227	15,430
Ore grades:
Gold ounces per ton	0.12	0.22	0.13	0.19
Silver ounces per ton	0.03	0.04	0.03	0.04
Mining cost per ton	$76.83	$91.56	$81.42	$89.55
Milling cost per ton	$15.50	$19.82	$16.33	$19.36
Cash Cost, After By-product Credits, per Gold Ounce (1)	$972	$601	$927	$676
AISC, After By-product Credits, per Gold Ounce (1)	$1,373	$1,034	$1,312	$1,155

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

Gross profit decreased by $12.0 million and $15.8 million for the second quarter and first half of 2017, respectively, compared to the same periods of 2016, primarily due to reduced gold production as a result of lower ore grades, partially offset by higher ore throughput. The lower grades were due to the addition of production from the East Mine Crown Pillar ("EMCP") pit, which commenced in July 2016, and underground mine sequencing. The increase in ore throughput was also a result of the addition of the EMCP pit. We expect grades to improve in the second half of 2017 as higher-grade areas of the underground mine become available for production. Lower average realized gold prices also contributed to the decrease in gross profit for the second quarter of 2017; however, average realized gold prices were higher in the first half of 2017 compared to the first half of 2016.

Mining costs per ton for the second quarter and first half of 2017 were lower by 16% and 9%, respectively, compared to the same periods of last year due primarily to higher ore production. This was partially offset by foreign exchange differences, as the U.S. dollar was weaker relative to the Canadian dollar in 2017 compared to 2016.

Milling unit costs decreased by 22% and 16%, respectively, in the second quarter and first half of 2017 compared to the same periods in 2016, mainly due to variances in ore production and foreign exchange differences as noted above.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for the second quarter and first half of 2017 and 2016:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cash Cost, Before By-product Credits, per Gold Ounce	$976	$604	$931	$679
By-product credits	(4)	(3)	(4)	(3)
Cash Cost, After By-product Credits, per Gold Ounce	$972	$601	$927	$676

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
AISC, Before By-product Credits, per Gold Ounce	$1,377	$1,037	$1,316	$1,158
By-product credits	(4)	(3)	(4)	(3)
AISC, After By-product Credits, per Gold Ounce	$1,373	$1,034	$1,312	$1,155

The increase in Cash Cost, After By-product Credits, per Gold Ounce for the 2017 periods compared to 2016 was primarily due to lower gold production resulting from lower grades. The increase in AISC, After By-product Credits, per Gold Ounce was also due to lower gold production, partially offset by lower capital spending. In addition to the anticipated increase in grades discussed above, we expect surface mining costs to decrease in the second half of 2017 as a result of reduced stripping.

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

The San Sebastian Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	$19,305	$35,683	$41,277	$59,368
Cost of sales and other direct production costs	(4,352)	(8,163)	(10,302)	(15,072)
Depreciation, depletion and amortization	(722)	(1,062)	(1,395)	(1,831)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(5,074)	(9,225)	(11,697)	(16,903)
Gross profit	$14,231	$26,458	$29,580	$42,465
Tons of ore milled	38,478	37,400	75,141	68,558
Production:
Silver (ounces)	866,950	1,258,103	1,617,753	2,458,442
Gold (ounces)	6,596	9,482	12,880	18,811
Payable metal quantities sold:
Silver (ounces)	756,000	1,408,544	1,536,750	2,366,550
Gold (ounces)	5,575	9,746	12,490	17,159
Ore grades:
Silver ounces per ton	23.87	35.83	22.85	38.30
Gold ounces per ton	0.18	0.27	0.18	0.29
Mining cost per ton	$41.63	$91.89	$40.16	$97.27
Milling cost per ton	$66.97	$69.35	$65.29	$69.48
Cash Cost, After By-product Credits, per Silver Ounce (1)	$(3.31)	$(3.05)	$(3.29)	$(3.15)
AISC, After By-product Credits, per Silver Ounce (1)	$0.06	$(2.33)	$0.24	$(2.19)

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

The $12.2 million and $12.9 million decreases in gross profit for the second quarter and first half of 2017 compared to the same periods in 2016 are primarily due to lower silver and gold production as a result of lower ore grades, partially offset by higher ore throughput. The ore processed in the second quarter and first half of 2016 had considerably higher grades than anticipated over the mine life. The impact of lower metals production was partially offset by higher average realized silver prices.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for the second quarter and first half of 2017 compared to the same periods in 2016:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cash Cost, Before By-product Credits, per Silver Ounce	$6.25	$6.43	$6.56	$6.22
By-product credits	(9.56)	(9.48)	(9.85)	(9.37)
Cash Cost, After By-product Credits, per Silver Ounce	$(3.31)	$(3.05)	$(3.29)	$(3.15)

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
AISC, Before By-product Credits, per Silver Ounce	$9.62	$7.15	$10.09	$7.18
By-product credits	(9.56)	(9.48)	(9.85)	(9.37)
AISC, After By-product Credits, per Silver Ounce	$0.06	$(2.33)	$0.24	$(2.19)

The decrease in Cash Cost, After By-product Credits, per Silver Ounce in the second quarter and first half of 2017 compared to the same periods of 2016 was primarily the result of lower mining costs as a result of reduced mining of waste and the impact of lower silver production on the calculation. The increase in AISC, After By-product Credits, per Silver Ounce was the result of higher exploration and capital spending and lower silver production, partially offset by lower mining costs.

The difference between what we report as "production" and "payable metal quantities sold" is mainly attributable to inventory changes incidental to the timing of sales of refined metals and shipping schedules.

We believe the identification of gold as a by-product credit is appropriate at San Sebastian because of its anticipated lower economic value compared to silver over the life of the mine. In addition, we do not receive sufficient revenue from gold at San Sebastian to warrant classification of such as a co-product. Because we consider gold to be a by-product of our silver production at San Sebastian, the value of gold offsets operating costs within our calculations of Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce. In addition to the impact of the by-product credits from gold, Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per silver Ounce at San Sebastian are lower compared to our other operations due to the orebody being near surface and having higher precious metal grades, resulting in a lower Cash Cost, Before By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce.

In the first quarter of 2017, we began construction of a new underground ramp and rehabilitation of the historical underground access. Once completed, these underground accesses should allow us to mine deeper portions of the deposits at San Sebastian, and we anticipate underground ore production to begin in late 2017. Capital costs related to the underground development are expected to total approximately $5.0 million in 2017.

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans, while affording a significant benefit to our employees, also represent a significant liability to us. The liability recorded for the funded status of our plans was $47.6 million and $44.9 million, respectively, as of June 30, 2017 and December 31, 2016. We made cash contributions to our defined benefit plans of $1.2 million in April 2017 and $5.7 million in July 2017. While the economic variables which will determine future funding requirements are uncertain, we expect contributions to continue to be required in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Income Taxes

Each reporting period we assess our deferred tax assets utilizing long-range forecasts to provide reasonable assurance that they will be realized through future earnings.  We continue to have a net deferred tax asset in the U.S. and a net deferred tax liability in Canada.

Our U.S. net deferred tax asset at June 30, 2017 totaled $44.6 million, or 2% of total assets, an increase of $8.8 million from the $35.8 million net deferred tax asset at December 31, 2016. The largest component of the deferred tax asset is net operating loss carryforwards. The next largest component is deferred foreign exchange losses. We have previously determined that we are an indefinite AMT taxpayer, resulting in additional valuation allowance primarily related to forecasted utilization of regular net operating loss carryforwards and the effect of re-measuring temporary deferred tax assets using a tax rate of 20% which differed from the previous rate of 35%. During the fourth quarter of 2016, we determined that we were eligible to take a different income tax position relating to the timing of deductions for #4 Shaft development costs at Lucky Friday. We filed with the Internal Revenue Service ("IRS") a request for approval to use this method, which was approved in the first quarter of 2017. The change resulted in additional deductions of approximately $203 million and $110 million for regular tax and AMT, respectively, resulting in a current tax benefit of approximately $10.7 million for the reduction in AMT payable for 2016. In addition, this change in tax position substantially changes the timing of additional deductions for these costs for regular tax and AMT relative to our projected life of mine and projected taxable income. These timing changes caused us to change our assessment of the ability to generate sufficient future taxable income to realize our deferred tax assets, resulting in a valuation allowance decrease and deferred tax benefit of approximately $15.1 million in the first quarter of 2017. At June 30, 2017, we retained a valuation allowance on U.S. deferred tax assets of approximately $80 million, primarily for net operating loss carryforwards.

Our net Canadian deferred tax liability at June 30, 2017 was $121.2 million, a decrease of $1.7 million from the $122.9 million net deferred tax liability at December 31, 2016. The deferred tax liability is primarily related to the excess of the carrying value of the mineral resource assets over the tax bases of those assets for Canadian tax reporting.

We had no Mexican deferred tax asset or liability at June 30, 2017 or December 31, 2016. We expect to have unremitted earnings in Mexico by the end 2017; however, we anticipate being able to fully offset any U.S. tax impact of repatriating any Mexican earnings with foreign tax credits that are available to use for both regular tax and AMT. Accordingly, we estimate the net U.S. income tax impact of unremitted earnings to be zero. A $5.1 million valuation allowance remains on deferred tax assets in foreign jurisdictions.

Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations at the Greens Creek, Lucky Friday, San Sebastian and Casa Berardi units and for the Company for the three- and six-month periods ended June 30, 2017 and 2016.

Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce are measures developed by precious metals companies (including the Silver Institute and/or the World Gold Council) in an effort to provide a uniform standard for comparison purposes. There can be no assurance, however, that these non-GAAP measures as we report them are the same as those reported by other mining companies.

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

In addition to the uses described above, Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce provide management and investors an indication of operating cash flow, after consideration of the average price, received from production. We also use these measurements for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective.

The Casa Berardi section below reports Cash Cost, After By-product Credits, per Gold Ounce and AISC, After By-product Credits, per Gold Ounce for the production of gold, its primary product, and by-product revenues earned from silver, which is a by-product at Casa Berardi. Only costs and ounces produced relating to units with the same primary product are combined to represent Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce. Thus, the gold produced at our Casa Berardi unit is not included as a by-product credit when calculating Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for the total of Greens Creek, Lucky Friday and San Sebastian, our combined silver properties. Similarly, the silver produced at our other three units is not included as a by-product credit when calculating the gold metrics for Casa Berardi.

In thousands (except per ounce amounts)	Three Months Ended June 30, 2017
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver	Casa Berardi (Gold)	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$54,319	(1)	$5,074		$59,392	$43,680	$103,072
Depreciation, depletion and amortization	(13,503)	—	(722)		(14,225)	(11,344)	(25,569)
Treatment costs	11,423	—	259		11,682	554	12,236
Change in product inventory	(5,542)	—	815		(4,727)	(212)	(4,939)
Reclamation and other costs	(695)	1	(5)		(699)	(212)	(911)
Cash Cost, Before By-product Credits (1)	46,002	—	5,421		51,423	32,466	83,889
Reclamation and other costs	667		117		784	213	997
Exploration	1,117		1,957	452	3,526	1,071	4,597
Sustaining capital	11,451		845	256	12,552	12,059	24,611
General and administrative				10,309	10,309		10,309
AISC, Before By-product Credits (1)	59,237	—	8,340		78,594	45,809	124,403
By-product credits:
Zinc	(21,647)	—			(21,647)		(21,647)
Gold	(13,917)	—	(8,287)		(22,204)		(22,204)
Lead	(6,847)	—			(6,847)		(6,847)
Silver						(142)	(142)
Total By-product credits	(42,411)	—	(8,287)		(50,698)	(142)	(50,840)
Cash Cost, After By-product Credits	$3,591	$—	$(2,866)		$725	$32,324	$33,049
AISC, After By-product Credits	$16,826	$—	$53		$27,896	$45,667	$73,563

Divided by ounces produced	1,932	—	867		2,799	33
Cash Cost, Before By-product Credits, per Ounce	$23.81	$—	$6.25		$18.37	$976.07
By-product credits per ounce	(21.95)	—	(9.56)		(18.11)	(4.25)
Cash Cost, After By-product Credits, per Ounce	$1.86	$—	$(3.31)		$0.26	$971.82
AISC, Before By-product Credits, per Ounce	$30.66	$—	$9.62		$28.08	$1,377.21
By-product credits per ounce	(21.95)	—	(9.56)		(18.11)	(4.25)
AISC, After By-product Credits, per Ounce	$8.71	$—	$0.06		$9.97	$1,372.96

In thousands (except per ounce amounts)	Three Months Ended June 30, 2016
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver	Casa Berardi (Gold)	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$43,734	$18,708	$9,225		$71,667	$41,183	$112,850
Depreciation, depletion and amortization	(12,413)	(2,825)	(1,062)		(16,300)	(13,597)	(29,897)
Treatment costs	15,317	4,778	432		20,527	238	20,765
Change in product inventory	2,684	(1,035)	473		2,122	(2,366)	(244)
Reclamation and other costs	(169)	(221)	(979)		(1,369)	(116)	(1,485)
Cash Cost, Before By-product Credits (1)	49,153	19,405	8,089		76,647	25,342	101,989
Reclamation and other costs	682	165	42		889	117	1,006
Exploration	531	—	660	392	1,583	908	2,491
Sustaining capital	14,661	10,228	203	320	25,412	17,171	42,583
General and administrative				10,359	10,359		10,359
AISC, Before By-product Credits (1)	65,027	29,798	8,994		114,890	43,538	158,428
By-product credits:
Zinc	(19,266)	(3,352)			(22,618)		(22,618)
Gold	(11,870)		(11,924)		(23,794)		(23,794)
Lead	(6,636)	(7,529)			(14,165)		(14,165)
Silver						(144)	(144)
Total By-product credits	(37,772)	(10,881)	(11,924)		(60,577)	(144)	(60,721)
Cash Cost, After By-product Credits	$11,381	$8,524	$(3,835)		$16,070	$25,198	$41,268
AISC, After By-product Credits	$27,255	$18,917	$(2,930)		$54,313	$43,394	$97,707

Divided by ounces produced	2,117	858	1,258		4,233	42
Cash Cost, Before By-product Credits, per Ounce	$23.22	$22.63	$6.43		$18.11	$604.01
By-product credits per ounce	(17.84)	(12.69)	(9.48)		(14.31)	(3.41)
Cash Cost, After By-product Credits, per Ounce	$5.38	$9.94	$(3.05)		$3.80	$600.60
AISC, Before By-product Credits, per Ounce	$30.71	$34.74	$7.15		$27.14	$1,037.71
By-product credits per ounce	(17.84)	(12.69)	(9.48)		(14.31)	(3.41)
AISC, After By-product Credits, per Ounce	$12.87	$22.05	$(2.33)		$12.83	$1,034.30

In thousands (except per ounce amounts)	Six Months Ended June 30, 2017
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver	Casa Berardi (Gold)	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$98,314	$14,542	$11,697		$124,553	$86,147	$210,700
Depreciation, depletion and amortization	(26,835)	(2,433)	(1,395)		(30,663)	(23,858)	(54,521)
Treatment costs	25,554	3,817	484		29,855	1,092	30,947
Change in product inventory	(2,277)	(149)	435		(1,991)	1,169	(822)
Reclamation and other costs	(1,080)	(181)	(595)		(1,856)	(230)	(2,086)
Cash Cost, Before By-product Credits (1)	93,676	15,596	10,626		119,898	64,320	184,218
Reclamation and other costs	1,333	179	234		1,746	230	1,976
Exploration	1,395	1	3,489	830	5,715	1,868	7,583
Sustaining capital	16,685	3,990	1,977	1,170	23,822	24,470	48,292
General and administrative				19,515	19,515		19,515
AISC, Before By-product Credits (1)	113,089	19,766	16,326		170,696	90,888	261,584
By-product credits:
Zinc	(45,426)	(4,060)			(49,486)		(49,486)
Gold	(28,769)		(15,944)		(44,713)		(44,713)
Lead	(14,629)	(7,496)			(22,125)		(22,125)
Silver						(289)	(289)
Total By-product credits	(88,824)	(11,556)	(15,944)		(116,324)	(289)	(116,613)
Cash Cost, After By-product Credits	$4,852	$4,040	$(5,318)		$3,574	$64,031	$67,605
AISC, After By-product Credits	$24,265	$8,210	$382		$54,372	$90,599	$144,971

Divided by ounces produced	3,861	681	1,618		6,160	69
Cash Cost, Before By-product Credits, per Ounce	$24.27	$22.90	$6.56		$19.46	$931.26
By-product credits per ounce	(23.01)	(16.97)	(9.85)		(18.88)	(4.18)
Cash Cost, After By-product Credits, per Ounce	$1.26	$5.93	$(3.29)		$0.58	$927.08
AISC, Before By-product Credits, per Ounce	$29.29	$29.03	$10.09		$27.71	$1,315.92
By-product credits per ounce	(23.01)	(16.97)	(9.85)		(18.88)	(4.18)
AISC, After By-product Credits, per Ounce	$6.28	$12.06	$0.24		$8.83	$1,311.74

In thousands (except per ounce amounts)	Six Months Ended June 30, 2016
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver	Casa Berardi (Gold)	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$88,587	$37,212	$16,903		$142,702	$70,343	$213,045
Depreciation, depletion and amortization	(26,014)	(5,829)	(1,831)		(33,674)	(22,098)	(55,772)
Treatment costs	30,955	10,112	845		41,912	409	42,321
Change in product inventory	4,324	(1,056)	813		4,081	752	4,833
Reclamation and other costs	(566)	(386)	(1,443)		(2,395)	(228)	(2,623)
Cash Cost, Before By-product Credits (1)	97,286	40,053	15,287		152,626	49,178	201,804
Reclamation and other costs	1,363	330	84		1,777	228	2,005
Exploration	1,019	—	1,298	865	3,182	1,625	4,807
Sustaining capital	21,037	22,478	988	410	44,913	32,782	77,695
General and administrative				20,573	20,573		20,573
AISC, Before By-product Credits (1)	120,705	62,861	17,657		223,071	83,813	306,884
By-product credits:
Zinc	(34,951)	(6,484)			(41,435)		(41,435)
Gold	(28,210)		(23,040)		(51,250)		(51,250)
Lead	(13,020)	(16,202)			(29,222)		(29,222)
Silver						(247)	(247)
Total By-product credits	(76,181)	(22,686)	(23,040)		(121,907)	(247)	(122,154)
Cash Cost, After By-product Credits	$21,105	$17,367	$(7,753)		$30,719	$48,931	$79,650
AISC, After By-product Credits	$44,524	$40,175	$(5,383)		$101,164	$83,566	$184,730

Divided by ounces produced	4,575	1,835	2,458		8,868	72
Cash Cost, Before By-product Credits, per Ounce	$21.26	$21.84	$6.22		$17.21	$679.38
By-product credits per ounce	(16.65)	(12.37)	(9.37)		(13.75)	(3.41)
Cash Cost, After By-product Credits, per Ounce	$4.61	$9.47	$(3.15)		$3.46	$675.97
AISC, Before By-product Credits, per Ounce	$26.38	$34.27	$7.18		$25.16	$1,158.71
By-product credits per ounce	(16.65)	(12.37)	(9.37)		(13.75)	(3.41)
AISC, After By-product Credits, per Ounce	$9.73	$21.90	$(2.19)		$11.41	$1,155.30

(1)

Includes all direct and indirect operating costs related to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mining production taxes, before by-product revenues earned from all metals other than the primary metal produced at each unit. AISC, Before By-product Credits also includes on-site exploration, reclamation, and sustaining capital costs.

(2)

The unionized employees at Lucky Friday have been on strike since March 13, 2017, and production at Lucky Friday has been suspended since that time. For the first half of 2017, suspension costs totaling approximately $7.6 million, along with $2.0 million in non-cash depreciation expense for that period, have been excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

(3)	AISC, Before By-product Credits for our consolidated silver properties includes corporate costs for general and administrative expense, exploration and sustaining capital.

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	June 30, 2017	December 31, 2016
Cash and cash equivalents held in U.S. dollars	$146.1	$156.1
Cash and cash equivalents held in foreign currency	18.0	13.7
Total cash and cash equivalents	164.1	169.8
Marketable debt securities - current	37.8	29.1
Marketable equity securities - non-current	4.7	5.0
Total cash, cash equivalents and investments	$206.6	$203.9

Cash and cash equivalents decreased by $5.7 million in the first six months of 2017, as discussed below. Cash held in foreign currencies represents balances in Canadian dollars and Mexican pesos, with the $4.3 million increase in the first half of 2017 resulting from increases in both currencies held. Current marketable debt securities increased by $8.7 million (discussed below), and the value of non-current marketable equity securities decreased by $0.3 million (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited), on April 12, 2013, we completed an offering of Senior Notes in the total principal amount of US$500 million, which have a total principal balance of $506.5 million as of June 30, 2017. The Senior Notes are due May 1, 2021 and bear interest at a rate of 6.875% per year from the most recent payment date to which interest has been paid or provided for.  Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013, and we have made all interest payments payable to date.

In the third quarter of 2015, we made a development decision to mine near surface, high grade portions of the silver and gold deposits at our San Sebastian project in Mexico and commenced ore production at the end of 2015.  As a result, San Sebastian has generated positive cash flows since the start of production there. In January 2017, we initiated work to develop and rehabilitate underground access which, upon completion, would allow us to mine deeper portions of the deposits at San Sebastian. We anticipate San Sebastian will continue to generate positive cash flows in 2017 and 2018.  However, our costs could change, and our ability to generate cash flow at San Sebastian could be impacted by changes in precious metals prices or other factors, and there can be no assurance that we will be able to develop and operate San Sebastian as anticipated.

As further discussed in the Lucky Friday Segment section above, the union employees at Lucky Friday have been on strike since March 13, 2017, and production at Lucky Friday has been suspended since that time. We cannot predict how long the strike will last or whether an agreement will be reached. As we prepare the mine for some interim production and advance the engineering and infrastructure for the restart of full production we expect cash expenditures of about $1.5 million to $2.0 million a month. As a result of the strike or other related events, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations.

As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), in February 2016 we entered into an equity distribution agreement under which we may issue and sell shares of our common stock from time to time having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information, and the agreement can be terminated by us at any time. As of June 30, 2017, we had sold 4,608,847 shares through the at-the-market program for net proceeds of $17.7 million, including 1,828,760 shares sold in the second quarter of 2017 for total proceeds of approximately $9.6 million. In July 2017, we used $5.7 million of the proceeds from shares sold in the second quarter of 2017 to fund contributions to our defined benefit pension plans.

Pursuant to our common stock dividend policy described in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), our Board of Directors declared and paid dividends on common stock totaling $2.0 million and $1.9 million in the first six months of 2017 and 2016, respectively. On August 3, 2017, our Board of Directors declared a dividend on common stock totaling $1.0 million payable in September 2017. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of June 30, 2017, 934,100 shares have been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at August 1, 2017, was $5.54 per share.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and full availability of our $100 million revolving credit facility, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing (including equity issuances), if needed, will be adequate to meet our obligations and other potential cash requirements during the next 12 months. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes, capital expenditures at our operations, potential acquisitions of other mining companies or properties, regulatory matters, litigation, potential repurchases of our common stock under the program described above, and payment of dividends on common stock, if declared by our board of directors.  Capital expenditures are closely tied to operations, and because mining at Lucky Friday has halted due to the strike and we cannot predict how long the strike will last, we currently do not have an estimate of capital expenditures for the full year of 2017. We incurred $46.0 million in capital expenditures in the first six months of 2017.  We estimate that exploration and pre-development expenditures will total between $25 million and $30 million in 2017, including $12.7 million already incurred as of June 30, 2017. However, capital, exploration, and pre-development expenditures may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our costs (and our ability to estimate future costs), sources of liquidity available to us, and other factors. A sustained downturn in metals prices or significant increase in operational or capital costs, other uses of cash, or other factors beyond our control could impact our plans.

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash provided by operating activities (in millions)	$45.8	$86.1

Cash provided by operating activities in the first half of 2017 decreased by $40.3 million compared to the same period in 2016 due to lower income, as adjusted for non-cash items, resulting primarily from reduced gross profit at our San Sebastian, Casa Berardi and Lucky Friday units. Working capital and other operating asset and liability changes resulted in a net cash flow decrease of $8.4 million in the first six months of 2017 compared to a net decrease in cash flows of $25.8 million in the 2016 period. The $17.3 million variance in working capital changes is primarily attributable to lower accounts receivable and inventory balances due to the timing of shipments at Greens Creek and the strike at Lucky Friday, partially offset by estimated income tax payments in Mexico in 2017 and reduced accounts payable at Lucky Friday due to completion of the #4 Shaft and the strike.

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash used in investing activities (in millions)	$(53.6)	$(95.8)

 During the first half of 2017, we invested $46.0 million in capital expenditures, not including $4.6 million in non-cash capital lease additions, a decrease of $31.0 million compared to the same period in 2016 primarily due to lower costs for the #4 Shaft project, which was completed in January 2017.  In the first half of 2017, we purchased bonds having maturities of greater than 90 days and less than 365 days having a cost basis of $23.3 million, and bonds valued at $14.4 million matured during the first half of 2017. We reduced restricted cash by $1.1 million during the first half of 2017 as a result of replacing cash collateral for future reclamation costs with non-cash bonding. During the first half of 2016, we incurred increases in restricted cash of $3.9 million related to the settlement of a CERCLA claim for response costs at the Gilt Edge site by CoCa Mines, Inc., our wholly-owned subsidiary.

.

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash provided by (used in) financing activities (in millions)	$1.1	$(3.2)

During the first six months of 2017 and 2016, we received $9.6 million and $8.1 million, respectively, in net proceeds from the sale of shares of our common stock under the equity distribution agreement discussed above. We made repayments on our capital leases of $3.2 million and $4.4 million in the six-month periods ended June 30, 2017 and 2016, respectively. In the first half of 2017 and 2016, we also made repayments of debt totaling $0.5 million and $1.3 million, respectively. During the first six months of 2017 and 2016, we paid cash dividends on our common stock totaling $2.0 million and $1.9 million, respectively, and cash dividends of $0.3 million on our Series B Preferred Stock during each of those periods. We acquired treasury shares for $2.5 million and $3.4 million in the first half of 2017 and 2016, respectively, resulting from our employees' elections to satisfy their tax withholding obligations related to incentive compensation paid in stock through net share settlement. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments, which are primarily related to our Senior Notes, outstanding purchase orders, certain capital expenditures, our credit facility and lease arrangements as of June 30, 2017 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligation (1)	12,610	—	—	$—	$12,610
Commitment fees (2)	500	192	—	—	692
Contractual obligations (3)	1,202	—	—	—	1,202
Capital lease commitments (4)	6,471	6,385	981	—	13,837
Operating lease commitments (5)	3,519	2,705	1,467	317	8,008
Supplemental executive retirement plan (6)	436	1,026	1,367	3,950	6,779
Defined benefit pension plans (6)	3,986	—	—	—	3,986
Senior notes (7)	34,822	69,644	535,518	—	639,984

Total contractual cash obligations	$63,546	$79,952	$539,333	$4,267	$687,098

(1)	Consists of open purchase orders of approximately $11.0 million at the Greens Creek unit, $1.4 million at the Casa Berardi unit, and $0.1 million at the Lucky Friday unit.

(2)

We have a $100 million revolving credit agreement under which we are required to pay a standby fee of 0.5% per annum on undrawn amounts under the revolving credit agreement. There was no amount drawn under the revolving credit agreement as of June 30, 2017, and the amounts above assume no amounts will be drawn during the agreement's term.  For more information on our credit facility, see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)	As of June 30, 2017, we were committed to approximately $1.2 million for various items at Greens Creek.

(4)

Includes scheduled capital lease payments of $3.6 million, $4.1 million, and $5.4 million (including interest) for equipment at our Greens Creek, Lucky Friday and Casa Berardi units, respectively.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At June 30, 2017, our liabilities for these matters totaled $87.8 million. Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At June 30, 2017, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

Our significant accounting policies are described in Part IV, Note 1 of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2016. As described in Note 1 of the annual report, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

We believe that our most critical accounting estimates are related to future metals prices; obligations for environmental, reclamation, and closure matters; mineral reserves; and accounting for business combinations, as they require us to make assumptions that are highly uncertain at the time the accounting estimates are made and changes in them are reasonably likely to occur from period to period. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosures presented below. In addition, there are other items within our financial statements that require estimation, but are not deemed to be critical. However, changes in estimates used in these and other items could have a material impact on our financial statements.

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under Part I, Item 1A. – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2016, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in exchange-traded funds, industrial demand, and consumer demand. Gold demand arises primarily from investment and consumer demand.  Investment demand for silver and gold can be influenced by several factors, including:  the value of the U.S. Dollar and other currencies, changing U.S. budget deficits, widening availability of exchange-traded funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertainty related to the political environment in the U.S., Britain's exit from the European Union and a global economic recovery, including recent uncertainty in China, could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  Consumer demand is driven significantly by demand for jewelry and other retail products. We believe that long-term industrial and economic trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer demand for silver and gold and industrial demand for silver.  However, China has recently experienced a lower rate of economic growth which could continue in the near term. There can be no assurance whether these trends will continue or how they will impact prices of the metals we produce. In the past, we have recorded impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

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

 Sales of concentrates sold directly to customers are recorded as revenues when title and risk of loss transfer to the customer (generally at the time of shipment) using estimated forward metals prices for the estimated month of settlement. Due to the time elapsed between shipment of concentrates to the customer and final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales and trade accounts receivable are adjusted to estimated settlement prices until final settlement by the customer. Changes in metals prices between shipment and final settlement result in changes to revenues and accounts receivable previously recorded upon shipment.  As a result, our trade accounts receivable balances related to concentrate sales are subject to changes in metals prices until final settlement occurs.  For more information, see part N. Revenue Recognition of Note 1 of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2016.

We utilize financially-settled forward contracts to manage our exposure to changes in prices for silver, gold, zinc and lead.  See Item 7A. – Quantitative and Qualitative Disclosures About Market Risk - Commodity-Price Risk Management below for more information on our contract programs.  These contracts do not qualify for hedge accounting and are therefore marked-to-market through earnings each period.  Changes in silver, gold, zinc and lead prices between the dates that the contracts are entered into and their settlements will result in changes to the fair value asset or liability associated with the contracts, with a corresponding gain or loss recognized in earnings.

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

Mineral Reserves

Critical estimates are inherent in the process of determining our reserves. Our reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. Metals prices are estimated at long-term averages, as described in Part I, Item 2. – Properties in our annual report filed on Form 10-K for the year ended December 31, 2016. Our assessment of reserves occurs at least annually, and periodically utilizes external audits.

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

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.  The valuation of assets acquired and liabilities assumed requires management to make significant estimates and assumptions, especially with respect to long-lived assets (including mineral assets beyond the known reserve). These estimates include future metals prices and mineral reserves, as discussed above.  Management may also be required to make estimates related to the valuation of deferred tax assets or liabilities as part of the purchase price allocation for business combinations. In some cases, we use third-party appraisers to determine the fair values and lives of property and other identifiable assets. In addition, costs related to business combinations are included in earnings as incurred, and our financial results for periods in which business combinations are pursued could be adversely affected as a result.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, and summarizes the financial instruments held by us at June 30, 2017, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Part I, Item 1A. – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2016).

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when title and risk of loss transfers to the customer (generally at the time of shipment) at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Part I, Item 1A. – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our annual report filed on Form 10-K for the year ended December 31, 2016).  At June 30, 2017, metals contained in concentrates and exposed to future price changes totaled approximately 1.6 million ounces of silver, 8,366 ounces of gold, 8,332 tons of zinc, and 3,652 tons of lead.  If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $6.5 million.  However, as discussed in Commodity-Price Risk Management below, we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

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

As of June 30, 2017, we recorded the following balances for the fair value of the contracts:

•	a current asset of $1.2 million, which is included in other current assets;
•	a current liability of $1.3 million, which is included in other current liabilities; and
•	a non-current liability of $0.1 million, which is included in other non-current liabilities.

We recognized a $3.3 million net loss during the first half of 2017 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $5.3 million net loss during the first half of 2017 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments. The net loss on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net loss for the first half of 2017 is the result of higher zinc and lead prices. This program, when utilized, is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).

The following tables summarize the quantities of metals committed under forward sales contracts at June 30, 2017 and December 31, 2016:

June 30, 2017	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2017 settlements	1,379	7	15,873	6,724	$17.14	$1,259	$1.21	$0.97
Contracts on forecasted sales
2017 settlements	—	—	6,834	6,504	N/A	N/A	$1.26	$1.05
2018 settlements	—	—	28,329	16,314	N/A	N/A	$1.23	$1.05
2019 settlements	—	—	1,102	1,102	N/A	N/A	$1.21	$1.06

December 31, 2016	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2017 settlements	1,295	4	19,070	7,441	$16.29	$1,172	$1.18	$0.97
Contracts on forecasted sales
2017 settlements	—	—	35,384	17,637	N/A	N/A	$1.19	$1.03
2018 settlements	—	—	13,779	5,732	N/A	N/A	$1.21	$1.05

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

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates between the U.S. dollar and the Canadian dollar and Mexican peso. We have determined that the functional currency for our Canadian and Mexican operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD and MXN to USD are recorded to earnings each period. For the six months ended June 30, 2017, we recognized a net foreign exchange loss of $6.1 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at June 30, 2017 would have resulted in a change of approximately $12.6 million in our net foreign exchange gain or loss. A 10% change in the exchange rate between the USD and MXN from the rate at June 30, 2017 would have resulted in a change of approximately $0.9 million in our net foreign exchange gain or loss.

In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a program to manage our exposure to the impact of fluctuations in the exchange rate between the USD and MXN on our future operating costs denominated in MXN. The programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of June 30, 2017, we have 106 forward contracts outstanding to buy CAD$230.1 million having a notional amount of US$177.0 million, and 12 forward contracts outstanding to buy MXN$96.0 million having a notional amount of USD$4.8 million. The CAD contracts are related to forecasted cash operating costs at Casa Berardi to be incurred from 2017 through 2020 and have CAD-to-USD exchange rates ranging between 1.2787 and 1.3380. The MXN contracts are related to forecasted cash operating costs at San Sebastian for 2017 and have MXN-to-USD exchange rates ranging between 19.3752 and 21.0000. Our risk management policy allows for up to 75% of our planned cost exposure for five years into the future to be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of June 30, 2017, we recorded the following balances for the fair value of the contracts:

•	a current asset of $1.1 million, which is included in other current assets;
•	a non-current asset of $1.1 million, which is included in other non-current assets;
•	a current liability of $0.4 million, which is included in other current liabilities, and
•	a non-current liability of $0.1 million, which is included in other non-current liabilities.

Net unrealized gains of approximately $1.4 million related to the effective portion of the hedges were included in accumulated other comprehensive income as of June 30, 2017, and are net of related deferred taxes. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $0.4 million in net unrealized gains included in accumulated other comprehensive income as of June 30, 2017 would be reclassified to current earnings in the next twelve months. Net realized losses of approximately $0.4 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the six months ended June 30, 2017. Net unrealized gains of approximately $2 thousand related to ineffectiveness of the hedges were included in gain (loss) on derivatives contracts on our consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2017.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of June 30, 2017, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HECLA MINING COMPANY
(Registrant)

Date:	August 3, 2017	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	August 3, 2017	By:	/s/ Lindsay A. Hall
Lindsay A. Hall, Senior Vice President and
Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – June 30, 2017

Index to Exhibits

3.1	Restated Certificate of Incorporation of the Registrant, as amended. *

3.2	Bylaws of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant's Current Report on Form 8-K filed on August 22, 2014 (File No. 1-8491), and incorporated herein by reference.

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

4.2(b)

Supplemental Indenture dated as of April 14, 2014 among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and the Bank of New York Mellon Trust Company, N.A., as Trustee. Filed as exhibit 4.2 to Registrant's registration statement on Form S-3ASR filed on April 14, 2014 (Registration No. 333-195246), and incorporated herein by reference.

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

4.2(d)

Supplemental Indenture dated October 26, 2016, among Mines Management Inc., Newhi, Inc., Montanore Minerals Corp., as Guaranteeing Subsidiaries, and The Bank of New York Mellon Trust, N.A., as Trustee. Filed as exhibit 4.2(e) to Registrant’s Form 10-K for the year ended December 31, 2016 (File No. 1-8491), and incorporated herein by reference.

10.1

Fourth Amended and Restated Credit Agreement effective May 20, 2016, by and among Hecla Mining Company, Hecla Limited, Hecla Alaska LLC, Hecla Greens Creek Mining Company, and Hecla Juneau Mining Company, as the Borrowers, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 25, 2016 (File No.1-8491), and incorporated herein by reference.

10.2

First Amendment to Fourth Amended and Restated Credit Agreement effective July 14, 2017, by and among Hecla Mining Company, Hecla Limited, Hecla Alaska LLC, Hecla Greens Creek Mining Company, and Hecla Juneau Mining Company, as the Borrowers, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders.*

10.3	Hecla Mining Company Stock Plan for Nonemployee Directors. (1) *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act. *

101.INS	XBRL Instance. **

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation.**

101.DEF	XBRL Taxonomy Extension Definition.**

101.LAB	XBRL Taxonomy Extension Labels.**

101.PRE	XBRL Taxonomy Extension Presentation.**

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