Form 10-Q
period 2017-09-30
HECLA MINING CO/DE/
filed 2017-11-07
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      .    No XX.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding November 3, 2017
Common stock, par value $0.25 per share	399,018,708

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended September 30, 2017

INDEX*

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$172,923	$169,777
Investments	32,973	29,117
Accounts receivable:
Trade	6,982	20,082
Taxes	10,382	187
Other, net	9,031	9,780
Inventories:
Concentrates, doré, and stockpiled ore	38,064	25,944
Materials and supplies	24,663	24,079
Other current assets	16,317	12,125
Total current assets	311,335	291,091
Non-current investments	7,098	5,002
Non-current restricted cash and investments	1,076	2,200
Properties, plants, equipment and mineral interests, net	2,025,607	2,032,685
Non-current deferred income taxes	44,683	35,815
Other non-current assets and deferred charges	6,384	4,884
Total assets	$2,396,183	$2,371,677
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$46,847	$60,064
Accrued payroll and related benefits	29,085	36,515
Accrued taxes	5,081	9,061
Current portion of capital leases	5,852	5,653
Current portion of debt	—	470
Current portion of accrued reclamation and closure costs	6,514	5,653
Accrued interest	14,450	5,745
Other current liabilities	7,968	3,064
Total current liabilities	115,797	126,225
Capital leases	7,436	5,838
Accrued reclamation and closure costs	80,758	79,927
Long-term debt	501,917	500,979
Non-current deferred tax liability	122,723	122,855
Non-current pension liability	43,451	44,491
Other noncurrent liabilities	11,160	11,518
Total liabilities	883,242	891,833
Commitments and contingencies (Notes 2, 4, 7, 9, and 11)
SHAREHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, authorized 750,000,000 shares; issued and outstanding 2017 — 399,018,708 shares and 2016 — 395,286,875 shares	100,886	99,806
Capital surplus	1,617,669	1,597,212
Accumulated deficit	(166,602)	(167,437)
Accumulated other comprehensive loss	(20,884)	(34,602)
Less treasury stock, at cost; 2017 — 4,529,450 and 2016 — 3,941,210 shares issued and held in treasury	(18,167)	(15,174)
Total shareholders’ equity	1,512,941	1,479,844
Total liabilities and shareholders’ equity	$2,396,183	$2,371,677

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Sales of products	$140,839	$179,393	$417,662	$481,712
Cost of sales and other direct production costs	68,358	90,529	224,537	249,162
Depreciation, depletion and amortization	28,844	30,179	83,365	84,592
Total cost of sales	97,202	120,708	307,902	333,754
Gross profit	43,637	58,685	109,760	147,958
Other operating expenses:
General and administrative	9,529	11,155	29,044	31,728
Exploration	7,255	3,859	17,622	10,171
Pre-development	1,757	550	4,061	1,475
Research and development	1,130	—	2,125	—
Other operating expense	134	962	1,615	2,535
Gain on disposition of properties, plants, equipment and mineral interests	(4,830)	(8)	(4,924)	(319)
Provision for closed operations and reclamation	2,940	2,162	5,044	4,779
Lucky Friday suspension-related costs	4,780	—	14,385	—
Acquisition costs	—	1,765	—	2,167
Total other operating expense	22,695	20,445	68,972	52,536
Income from operations	20,942	38,240	40,788	95,422
Other income (expense):
(Loss) gain on derivative contracts	(11,226)	7	(16,548)	—
Loss on disposition of investments	—	—	(167)	—
Unrealized (loss) gain on investments	(124)	49	(73)	488
Foreign exchange (loss) gain	(4,764)	2,375	(10,909)	(7,713)
Interest and other income	541	145	1,185	346
Interest expense, net of amount capitalized	(9,358)	(5,574)	(28,423)	(16,655)
Total other expense	(24,931)	(2,998)	(54,935)	(23,534)
(Loss) income before income taxes	(3,989)	35,242	(14,147)	71,888
Income tax benefit (provision)	5,401	(9,453)	18,377	(22,603)
Net income	1,412	25,789	4,230	49,285
Preferred stock dividends	(138)	(138)	(414)	(414)
Income applicable to common shareholders	$1,274	$25,651	$3,816	$48,871
Comprehensive income:
Net income	$1,412	$25,789	$4,230	$49,285
Reclassification of loss on disposition or impairment of marketable securities included in net income	—	—	167	1,000
Unrealized loss and amortization of prior service on pension plans	(16)	—	—	—
Change in fair value of derivative contracts designated as hedge transactions	6,760	(1,602)	12,068	(1,556)
Unrealized holding gains on investments	892	987	1,483	2,245
Comprehensive income	$9,048	$25,174	$17,948	$50,974
Basic income per common share after preferred dividends	$0.00	$0.07	$0.01	$0.13
Diluted income per common share after preferred dividends	$0.00	$0.07	$0.01	$0.13
Weighted average number of common shares outstanding - basic	398,848	387,578	396,809	383,458
Weighted average number of common shares outstanding - diluted	401,258	389,918	400,176	386,318
Cash dividends declared per common share	$0.0025	$0.0025	$0.0075	$0.0075

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Operating activities:
Net income	$4,230	$49,285
Non-cash elements included in net income:
Depreciation, depletion and amortization	87,634	83,900
Loss on disposition of investments	167	—
Unrealized loss (gain) on investments	73	(488)
Gain on disposition of properties, plants, equipment, and mineral interests	(4,924)	(319)
Provision for reclamation and closure costs	3,379	3,685
Stock compensation	4,943	4,814
Acquisition costs	—	1,048
Deferred income taxes	(24,280)	10,330
Amortization of loan origination fees	1,415	1,397
Loss on derivative contracts	16,718	337
Foreign exchange loss	11,171	7,555
Other non-cash items, net	(1)	5
Change in assets and liabilities, net of business acquisitions:
Accounts receivable	4,903	5,776
Inventories	(9,611)	(44)
Other current and non-current assets	(2,685)	(539)
Accounts payable and accrued liabilities	(7,759)	2,042
Accrued payroll and related benefits	(913)	8,621
Accrued taxes	(4,469)	(2,894)
Accrued reclamation and closure costs and other non-current liabilities	(5,876)	(1,397)
Cash provided by operating activities	74,115	173,114
Investing activities:
Additions to properties, plants, equipment and mineral interests	(70,390)	(120,236)
Acquisitions of other companies, net of cash acquired	—	(3,931)
Proceeds from disposition of properties, plants, equipment and mineral interests	151	348
Insurance proceeds received for damaged property	5,628	—
Purchases of investments	(36,916)	(32,847)
Maturities of investments	31,169	7,240
Changes in restricted cash and investment balances	1,124	(3,900)
Net cash used in investing activities	(69,234)	(153,326)
Financing activities:
Proceeds from sale of common stock, net of offering costs	9,610	8,121
Acquisition of treasury shares	(2,993)	(4,363)
Dividends paid to common shareholders	(2,978)	(2,882)
Dividends paid to preferred shareholders	(414)	(414)
Credit availability and debt issuance fees	(476)	(107)
Repayments of debt	(470)	(1,807)
Repayments of capital leases	(5,065)	(6,328)
Net cash used in financing activities	(2,786)	(7,780)
Effect of exchange rates on cash	1,051	627
Net increase in cash and cash equivalents	3,146	12,635
Cash and cash equivalents at beginning of period	169,777	155,209
Cash and cash equivalents at end of period	$172,923	$167,844
Significant non-cash investing and financing activities:
Addition of capital lease obligations	$6,439	$2,297
Common stock issued for the acquisition of other companies	$—	$48,109
Payment of accrued compensation in restricted stock units	$4,240	$5,511

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

Certain condensed consolidated financial statement amounts for the prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on the net income, comprehensive income, or accumulated deficit as previously reported.

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

Note 2.    Investments

Investments

Our current investments, which are classified as "available for sale" and consist of bonds having maturities of greater than 90 days and less than 365 days, had a fair value and cost basis of $33.0 million and $29.1 million at September 30, 2017 and December 31, 2016, respectively. During the first nine months of 2017, we had purchases of such investments of $35.3 million and maturities of $31.2 million. Our current investments at September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017			December 31, 2016
	Amortized cost	Unrealized loss	Fair value	Amortized cost	Unrealized loss	Fair value
Corporate bonds	$32,987	$(14)	$32,973	$22,100	$(46)	$22,054
Municipal bonds	—	—	—	3,727	(1)	3,726
Agency bonds	—	—		3,339	(2)	3,337
Total	$32,987	$(14)	$32,973	$29,166	$(49)	$29,117

At September 30, 2017 and December 31, 2016, the fair value of our non-current investments was $7.1 million and $5.0 million, respectively.  Our non-current investments consist of marketable equity securities which are carried at fair value, and are primarily classified as “available-for-sale.” The cost basis of our non-current investments was approximately $5.7 million and $4.0 million at September 30, 2017 and December 31, 2016, respectively. In the first nine months of 2017 and 2016, we acquired marketable equity securities having a cost basis of $1.6 million and $0.9 million, respectively. During the first quarter of 2016, we recognized an impairment charge against current earnings of $1.0 million, as we determined the impairment to be other-than-temporary.

Note 3.   Income Taxes

Major components of our income tax (benefit) provision for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Current:
Domestic	$—	$4,123	$(12,797)	$4,122
Foreign	(3,959)	5,773	17,491	8,416
Total current income tax (benefit) provision	(3,959)	9,896	4,694	12,538

Deferred:
Domestic	1,980	(5,723)	(13,958)	3,642
Foreign	(3,422)	5,280	(9,113)	6,423
Total deferred income tax (benefit) provision	(1,442)	(443)	(23,071)	10,065
Total income tax (benefit) provision	$(5,401)	$9,453	$(18,377)	$22,603

As of September 30, 2017, we have a net deferred tax asset in the U.S. of $44.7 million and a net deferred tax liability in Canada of $122.7 million, for a consolidated worldwide net deferred tax liability of $78.0 million. Our ability to utilize our deferred tax assets depends on future taxable income generated from operations. In the first quarter of 2017, we received consent from the Internal Revenue Service to permit us to take a different income tax position relating to the timing of deductions for the #4 Shaft development costs at Lucky Friday. This tax accounting method change substantially revised the timing of deductions for these costs for regular tax and Alternative Minimum Tax ("AMT") relative to our projected life of mine and projected taxable income. These timing changes caused us to revise our assessment of the ability to generate sufficient future taxable income to realize our deferred tax assets, resulting in a valuation allowance release of approximately $15 million. At September 30, 2017 and December 31, 2016, the balances of the valuation allowances on our deferred tax assets were $72 million and $100 million, respectively, primarily for net operating losses and tax credit carryforwards. The amount of the deferred tax asset considered recoverable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The current income tax provisions for the three and nine months ended September 30, 2017 and 2016 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income due primarily to the impact of the change in accounting method treatment of the #4 Shaft development costs described above, the impact of taxation in foreign jurisdictions, and the Company's status as an indefinite AMT taxpayer.

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate ("AETR") for the full fiscal year to “ordinary” pretax income or loss (excluding unusual or infrequently occurring discrete items) for the reporting period. We have determined that since small changes in estimated annual “ordinary” pre-tax income would result in significant changes in the estimated AETR, the AETR method would not provide a reliable estimate for the fiscal three- and nine-month periods ended September 30, 2017. Therefore, we have used a discrete effective tax rate method to calculate taxes for the fiscal three- and nine-month periods ended September 30, 2017.

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

Rio Grande Silver Guaranty

Our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), is party to a joint venture with Emerald Mining & Leasing, LLC (“EML”) and certain other parties with respect to a land package in the Creede Mining District of Colorado that is adjacent to other land held by Rio. Rio holds a 70% interest in the joint venture. In connection with the joint venture, we are required to guarantee certain environmental remediation-related obligations of EML to a third party up to a maximum liability to us of $2.5 million. As of September 30, 2017, we have not been required to make any payments pursuant to the guaranty. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to the third party. However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties, has jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guaranty as of September 30, 2017.

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

Johnny M Mine Area near San Mateo, McKinley County, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for environmental remediation and past costs the EPA has incurred at the site. Mining at the Johnny M was conducted for a limited period of time by a predecessor of our subsidiary, Hecla Limited. In August 2012, Hecla Limited and the EPA entered into a Settlement Agreement and Administrative Order on Consent for Removal Action (“Consent Order”), pursuant to which Hecla Limited agreed to pay (i) $1.1 million to the EPA for its past response costs at the site and (ii) any future response costs at the site under the Consent Order, in exchange for a covenant not to sue by the EPA. Hecla Limited paid the $1.1 million to the EPA for its past response costs and in December 2014, submitted to EPA the Engineering Evaluation and Cost Analysis (“EE/CA”) for the site. The EE/CA evaluates three alternative response actions: 1) no action, 2) off-site disposal, and 3) on-site disposal. The range in estimated costs of these alternatives is $0 to $221 million. In the EE/CA, Hecla Limited recommended that EPA approve on-site disposal, which is currently estimated to cost $5.6 million, on the basis that it is the most appropriate response action under CERCLA. In June 2015, the EPA approved the EE/CA, with a few minor conditions. The EPA still needs to publish the EE/CA for public notice and comment, and the agency will not make a final decision on the appropriate response action until the public comment process is complete. It is anticipated that Hecla Limited will implement the response action selected by the EPA pursuant to an amendment to the Consent Order or a new order. Based on the foregoing, we believe it is probable that Hecla Limited will incur a liability for remediation at the site. In the fourth quarter of 2014, we accrued $5.6 million, which continues to be our best estimate of that liability as of the date of this report. There can be no assurance that Hecla Limited’s liability will not be more than $5.6 million, or that its ultimate liability will not have a material adverse effect on Hecla Limited’s or our results of operations or financial position.

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

Senior Notes

On April 12, 2013, we completed an offering of $500 million aggregate principal amount of 6.875% Senior Notes due 2021. The net proceeds from the offering of the Senior Notes were used to partially fund the acquisition of Aurizon Mines Ltd. ("Aurizon") and for general corporate purposes, including expenses related to the Aurizon acquisition. Through the acquisition of Aurizon, we acquired our Casa Berardi mine and other interests in Quebec, Canada. In 2014, we completed additional issuances of our Senior Notes in the aggregate principal amount of $6.5 million, which were contributed to one of our pension plans to satisfy the funding requirement for 2014. Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. See Note 9 for more information.

Other Commitments

Our contractual obligations as of September 30, 2017 included approximately $0.5 million for various costs. In addition, our open purchase orders at September 30, 2017 included approximately $0.3 million, $1.9 million and $20.9 million for various capital and non-capital items at the Lucky Friday, Casa Berardi and Greens Creek units, respectively. We also have total commitments of approximately $14.1 million relating to scheduled payments on capital leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday and Casa Berardi units (see Note 9 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of September 30, 2017, we had surety bonds totaling $117.4 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 5.    Earnings Per Common Share

We are authorized to issue 750,000,000 shares of common stock, $0.25 par value per share. At September 30, 2017, there were 403,548,158 shares of our common stock issued and 4,529,450 shares issued and held in treasury, for a net of 399,018,708 shares outstanding. Basic and diluted income per common share, after preferred dividends, was $0.00 and $0.01 for the three- and nine-month periods ended September 30, 2017, respectively. Basic and diluted income per common share, after preferred dividends, was $0.07 and $0.13 for the three- and nine-month periods ended September 30, 2016, respectively.

Diluted income per share for the three and nine months ended September 30, 2017 and 2016 excludes the potential effects of outstanding shares of our convertible preferred stock, as their conversion would have no effect on the calculation of dilutive shares.

For the three-month and nine-month periods ended September 30, 2017, 3,591,697 restricted stock units that were unvested or which vested in the current period and 1,509,159 deferred shares were included in the calculation of diluted income per share. For the three-month and nine-month periods ended September 30, 2016, 4,309,440 restricted stock units that were unvested or which vested in the current period and 635,602 deferred shares were included in the calculation of diluted income per share. There were no options or warrants outstanding as of September 30, 2017 or September 30, 2016.

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

The following tables present information about reportable segments for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales to unaffiliated customers:
Greens Creek	$61,061	$85,804	$191,250	$199,260
Lucky Friday (1)	199	26,140	20,022	70,152
Casa Berardi	53,990	41,131	139,524	126,614
San Sebastian	25,589	26,318	66,866	85,686
	$140,839	$179,393	$417,662	$481,712
Income (loss) from operations:
Greens Creek	$16,575	$26,498	$46,107	$49,407
Lucky Friday	(4,642)	6,652	(8,974)	13,442
Casa Berardi	2,882	3,691	(1,071)	16,246
San Sebastian	17,017	18,415	42,363	58,911
Other	(10,890)	(17,016)	(37,637)	(42,584)
	$20,942	$38,240	$40,788	$95,422

(1) The $0.2 million in sales reported for Lucky Friday for the third quarter of 2017 represents gains on base metal derivatives contracts.

The following table presents identifiable assets by reportable segment as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Identifiable assets:
Greens Creek	$666,463	$681,303
Lucky Friday	432,752	442,829
Casa Berardi	814,053	806,044
San Sebastian	55,395	33,608
Other	427,520	407,893
	$2,396,183	$2,371,677

The sales and income (loss) from operations amounts reported above include results from our Lucky Friday segment. The Lucky Friday mine is our only operation where some of our employees are subject to a collective bargaining agreement, and the most recent agreement expired on April 30, 2016. On February 19, 2017, the unionized employees voted against our contract offer. On March 13, 2017, the unionized employees went on strike and have been on strike since that time. Production at Lucky Friday was suspended from the start of the strike until July 2017, when limited production resumed. For the first nine months of 2017, suspension costs not related to production of $11.1 million, along with $3.3 million in non-cash depreciation expense, are reported in a separate line item on our unaudited condensed consolidated statement of operations. We cannot predict how long the strike will last or whether an agreement will be reached. As a result of the strike or other related events, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations.

Note 7.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
	2017	2016
Service cost	$1,196	$1,077
Interest cost	1,339	1,307
Expected return on plan assets	(1,462)	(1,325)
Amortization of prior service cost	(84)	(84)
Amortization of net loss	1,033	1,093
Net periodic pension cost	$2,022	$2,068

	Nine Months Ended September 30,
	2017	2016
Service cost	$3,588	$3,231
Interest cost	4,017	3,921
Expected return on plan assets	(4,386)	(3,975)
Amortization of prior service cost	(252)	(252)
Amortization of net loss	3,099	3,279
Net periodic pension cost	$6,066	$6,204

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

In June 2017, the Board of Directors granted the following restricted stock unit awards to employees:

•	775,379 restricted stock units, with one third of those vesting in June 2018, one third vesting in June 2019, and one third vesting in June 2020;
•	93,691 restricted stock units, with one half of those vesting in June 2018 and one-half vesting in June 2019; and
•	15,336 restricted stock units that vest in June 2018.

The $1.9 million in expense related to the unit awards discussed above vesting in 2018 will be recognized on a straight-line basis over the twelve months following the date of the award. The $1.8 million in expense related to the unit awards discussed above vesting in 2019 will be recognized on a straight-line basis over the twenty-four months following the date of the award. The $1.5 million in expense related to the unit awards discussed above vesting in 2020 will be recognized on a straight-line basis over the thirty-six-month period following the date of the award.

In June 2017, the Board of Directors granted performance-based share awards to certain executive employees. The value of the awards will be based on the ranking of the market performance of our common stock relative to the performance of the common stock of a group of peer companies over the three-year measurement period ending December 31, 2019. The number of shares to be issued will be based on the value of the awards divided by the share price at grant date. The $0.6 million in expense related to the performance-based awards will be recognized on a straight-line base over the thirty months following the date of the award.

Stock-based compensation expense for restricted stock unit and performance-based grants to employees and shares issued to nonemployee directors recorded in the first nine months of 2017 totaled $4.9 million, compared to $4.8 million in the same period last year.

In connection with the vesting of restricted stock units and other stock grants, employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations.  As a result, in the first nine months of 2017 we withheld 588,240 shares valued at approximately $3.0 million, or approximately $5.09 per share. In the first nine months of 2016 we withheld 1,010,509 shares valued at approximately $3.5 million, or approximately $3.44 per share.

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

On November 7, 2017, our Board of Directors declared a common stock dividend, pursuant to the minimum annual dividend component of the policy described above, of $0.0025 per share, for a total dividend of $1.0 million payable in December 2017. Because the average realized silver price for the third quarter of 2017 was $17.01 per ounce, below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 23, 2016, we may issue and sell shares of our common stock from time to time through ordinary broker transactions having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. The terms of sales transactions under the agreement, including trading day(s), number of shares sold in the aggregate, number of shares sold per trading day, and the floor selling price per share, are proposed by us to the sales agent. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. The shares issued under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to our shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission ("SEC") on February 23, 2016. As of September 30, 2017, we had sold 4,608,847 shares under the agreement for total proceeds of approximately $17.7 million, net of commissions and fees of approximately $362 thousand. Of those amounts, 1,828,760 shares were sold in the first nine months of 2017 for total proceeds of approximately $9.6 million, net of commissions and fees of approximately $196 thousand.

Common Stock Repurchase Program

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of September 30, 2017, 934,100 shares have been purchased at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. No shares were purchased during the nine months ended September 30, 2017. The closing price of our common stock at November 3, 2017, was $4.45 per share.

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

The Senior Notes are recorded net of a 2% initial purchaser discount totaling $10 million at the time of the April 2013 issuance and having an unamortized balance of $4.6 million as of September 30, 2017. The Senior Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for.  Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. During the nine months ended September 30, 2017 and 2016, interest expense related to the Senior Notes, including amortization of the initial purchaser discount and fees related to the issuances of the Senior Notes, was $26.3 million and $15.2 million, respectively. The interest expense related to the Senior Notes for the nine months ended September 30, 2017 and 2016 was net of $0.9 million and $12.0 million, respectively, in capitalized interest, primarily related to the #4 Shaft project at our Lucky Friday unit which was completed in January 2017. Interest expense for the nine months ended September 30, 2017 also includes $0.9 million in costs related to our proposed private offering of new Senior Notes in June 2017 and concurrent tender offer to purchase our existing Senior Notes, which were not completed.

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

Credit Facility

In May 2016, we entered into a $100 million senior secured revolving credit facility with a three-year term, which was amended in July 2017 to extend the term until July 14, 2020. The credit facility is collateralized by the shares of common stock held in our material domestic subsidiaries and by our joint venture interests in the Greens Creek mine, all of our rights and interests in the joint venture agreement, and all of our rights and interests in the assets of the joint venture.  Below is information on the interest rates, standby fee, and financial covenant terms under our credit facility:

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

We believe we were in compliance with all covenants under the credit agreement and no amounts were outstanding as of September 30, 2017.  With the exception of $2.6 million in letters of credit outstanding as of September 30, 2017, we have not drawn funds on the current revolving credit facility as of the filing date of this report.

Capital Leases

We have entered into various lease agreements, primarily for equipment at our Greens Creek, Lucky Friday, and Casa Berardi units, which we have determined to be capital leases.  At September 30, 2017, the total liability balance associated with capital leases, including certain purchase option amounts, was $13.3 million, with $5.9 million of the liability classified as current and the remaining $7.4 million classified as non-current. At December 31, 2016, the total liability balance associated with capital leases was $11.5 million, with $5.7 million of the liability classified as current and $5.8 million classified as non-current. The total obligation for future minimum lease payments was $14.1 million at September 30, 2017, with $0.8 million attributed to interest.

At September 30, 2017, the annual maturities of capital lease commitments, including interest, are (in thousands):

Twelve-month period ending September 30,
2018	$6,293
2019	4,179
2020	2,369
2021	1,260
Total	14,101
Less: imputed interest	(813)
Net capital lease obligation	$13,288

Note 10.    Developments in Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall with various SEC Staff Accounting Bulletins providing interpretive guidance. The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 defers the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017.

We have performed an assessment of the impact of implementation of ASU No. 2014-09, and do not believe it will change the timing of revenue recognition or amounts of revenue recognized compared to how we recognize revenue under our current policies. Our revenues involve a relatively limited number of types of contracts and customers. In addition, our revenue contracts do not involve multiple types of performance obligations. Revenues from doré are recognized, and the transaction price is known, at the time the metals sold are delivered to the customer. Concentrate revenues are generally recognized at the time of shipment. Concentrates sold at our Lucky Friday unit typically leave the mine and are received by the customer within the same day. There is a period of time between shipment of concentrates from our Greens Creek unit and their physical receipt by the customer. However, based on our assessment, we believe control of the concentrate parcels is generally obtained by the customer at the time of shipment.

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

ASU No. 2014-09 will require additional disclosures, where applicable, on (i) contracts with customers, (ii) significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and the transaction price, and (iii) assets recognized for costs to obtain or fulfill contracts. We are in the process of assessing the impact of these additional requirements on our disclosure.

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

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires entities to measure equity investments that are not accounted for under the equity method at fair value, with any changes in fair value included in current earnings, and updates certain disclosure requirements. The update is effective for fiscal years beginning after December 15, 2017. Adoption will be accounted for using the modified-retrospective approach, with a cumulative-effect adjustment to our balance sheet as of January 1, 2018. At September 30, 2017, we had net unrealized gains related to equity investments of $3.2 million included in accumulated other comprehensive loss.

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

In August 2017, the FASB issued ASU No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objective of the update is to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements, and simplify the application of existing hedge accounting guidance. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the potential impact of implementing this update on our consolidated financial statements.

Note 11.    Derivative Instruments

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi and San Sebastian mines are U.S. dollar ("USD")-functional entities which routinely incur expenses denominated in Canadian dollars ("CAD") and Mexican pesos ("MXN"), and such expenses expose us to exchange rate fluctuations between the USD and CAD and MXN. In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a program to manage our exposure to the impact of fluctuations in the exchange rate between the USD and MXN on our future operating costs denominated in MXN. The programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of September 30, 2017, we have 94 forward contracts outstanding to buy CAD$200.1 million having a notational amount of US$154.0 million, and 6 forward contracts outstanding to buy MXN$43.3 million having a notional amount of USD$2.2 million. The CAD contracts are related to forecasted cash operating costs at Casa Berardi to be incurred from 2017 through 2020 and have USD-to-CAD exchange rates ranging between 1.2787 and 1.3380. The MXN contracts are related to forecasted cash operating costs at San Sebastian for 2017 and have MXN-to-USD exchange rates ranging between 19.5910 and 21.0000. Our risk management policy provides for up to 75% of our planned cost exposure for five years into the future to be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of September 30, 2017, we recorded the following balances for the fair value of the contracts:

•	a current asset of $2.8 million, which is included in other current assets; and
•	a non-current asset of $3.7 million, which is included in other non-current assets.

Net unrealized gains of approximately $6.8 million related to the effective portion of the hedges were included in accumulated other comprehensive income as of September 30, 2017. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $2.9 million in net unrealized gains included in accumulated other comprehensive income as of September 30, 2017 would be reclassified to current earnings in the next twelve months. Net realized gains of approximately $0.4 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the nine months ended September 30, 2017. Net unrealized gains of approximately $2 thousand related to ineffectiveness of the hedges were included in current earnings for the nine months ended September 30, 2017.

Metals Prices

At times, we use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuations in the prices of certain metals we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in the market. These instruments do, however, expose us to (i) credit risk in the form of possible non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions.

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, we currently use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments. These contracts are not designated as hedges and are marked-to-market through earnings each period.  As of September 30, 2017, we recorded the following balances for the fair value of the contracts:

•	a current asset of $0.4 million, which is net of $0.1 million for contracts in a liability position and included in other current assets;
•	a current liability of $7.9 million, which is net of $0.2 million for contracts in an asset position and included in other current liabilities; and
•	a non-current liability of $4.0 million, which is included in other non-current liabilities.

We recognized a $3.9 million net loss during the first nine months of 2017 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $16.5 million net loss during the first nine months of 2017 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments. The net loss on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net loss for the first nine months of 2017 is the result of higher zinc and lead prices. This program, when utilized, is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below). When those prices increase compared to the contract prices, we recognize losses.

The following tables summarize the quantities of metals committed under forward sales contracts at September 30, 2017 and December 31, 2016:

September 30, 2017	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2017 settlements	1,399	5	19,070	2,535	$17.18	$1,298	$1.33	$1.07
2018 settlements	—	—	2,370	—	N/A	N/A	$1.38	N/A
Contracts on forecasted sales
2017 settlements	—	—	441	2,866	N/A	N/A	$1.23	$1.05
2018 settlements	—	—	39,463	17,968	N/A	N/A	$1.27	$1.05
2019 settlements	—	—	14,330	8,267	N/A	N/A	$1.30	$1.07
2020 settlements	—	—	3,307	2,205	N/A	N/A	$1.27	$1.07

December 31, 2016	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2017 settlements	1,295	4	19,070	7,441	$16.29	$1,172	$1.18	$0.97

Contracts on forecasted sales
2017 settlements	—	—	35,384	17,637	N/A	N/A	$1.19	$1.03
2018 settlements	—	—	13,779	5,732	N/A	N/A	$1.21	$1.05

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

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our revolving credit agreement would cause a default under the derivative contracts. As of September 30, 2017, we have not posted any collateral related to these agreements. The fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $14.4 million as of September 30, 2017. If we were in breach of any derivative contracts at September 30, 2017, we could have been required to settle our obligations under the agreements at their termination value of $14.4 million.

Note 12.    Fair Value Measurement

The table below sets forth our assets and liabilities that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category (in thousands).

Description	Balance at September 30, 2017	Balance at December 31, 2016	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$172,923	$169,777	Level 1
Available for sale securities:
Debt securities - municipal and corporate bonds	32,973	29,117	Level 2
Equity securities – mining industry	7,098	5,002	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	6,982	20,082	Level 2
Restricted cash balances:
Certificates of deposit and other bank deposits	1,076	2,200	Level 1
Derivative contracts:
Foreign exchange contracts	6,533	27	Level 2
Metal forward contracts	394	5,403	Level 2
Total assets	$227,979	$231,608

Liabilities:
Derivative contracts:
Foreign exchange contracts	$—	$5,288	Level 2
Metal forward contracts	11,902	192	Level 2
Total liabilities	$11,902	$5,480

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

We use financially-settled forward contracts to manage exposure to changes in the exchange rate between the USD and CAD and MXN, and the impact on CAD- and MXN-denominated operating costs incurred at our Casa Berardi and San Sebastian units (see Note 11 for more information). These contracts qualify for hedge accounting, with unrealized gains and losses related to the effective portion of the contracts included in accumulated other comprehensive loss, and unrealized gains and losses related to the ineffective portion of the contracts included in earnings each period. The fair value of each contract represents the present value of the difference between the forward exchange rate for the contract settlement period as of the measurement date and the contract settlement exchange rate.

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

Our Senior Notes issued in April 2013, which were recorded at their carrying value of $501.9 million, net of unamortized initial purchaser discount at September 30, 2017 of $4.6 million, had a fair value of $524.6 million at September 30, 2017. Quoted market prices, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. See Note 9 for more information.

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

•

Capital contributions. Certain of Hecla's subsidiaries do not generate cash flow, either at all or sufficient to meet their capital needs, and their cash requirements are routinely met with inter-company advances from their parent companies. On at least an annual basis, when not otherwise intended as debt, the boards of directors of such parent companies declare contributions of capital to their subsidiary companies, which increase the parents' investment and the subsidiaries' additional paid-in capital. In consolidation, investments in subsidiaries and related additional paid-in capital are eliminated.

•

Debt. Inter-company debt agreements have been established between certain of Hecla's subsidiaries and their parents. The related debt liability and receivable balances, accrued interest expense (if any) and income activity (if any), and payments of principal and accrued interest amounts (if any) by the subsidiary companies to their parents are eliminated in consolidation.

•

Dividends. Certain of Hecla's subsidiaries which generate cash flow routinely provide cash to their parent companies through inter-company transfers. On at least an annual basis, the boards of directors of such subsidiary companies declare dividends to their parent companies, which reduces the subsidiaries' retained earnings and increases the parents' dividend income. In consolidation, such activity is eliminated.

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

Condensed Consolidating Balance Sheets

	As of September 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$101,061	$18,124	$53,738	$—	$172,923
Other current assets	47,514	51,190	40,283	(575)	138,412
Properties, plants, and equipment - net	1,964	1,248,762	774,881	—	2,025,607
Intercompany receivable (payable)	461,542	(222,677)	(351,019)	112,154	—
Investments in subsidiaries	1,491,449	—	—	(1,491,449)	—
Other non-current assets	6,321	199,794	6,906	(153,780)	59,241
Total assets	$2,109,851	$1,295,193	$524,789	$(1,533,650)	$2,396,183
Liabilities and Stockholders' Equity
Current liabilities	$46,720	$56,189	$38,183	$(25,295)	$115,797
Long-term debt	501,917	3,115	4,321	—	509,353
Non-current portion of accrued reclamation	—	61,964	18,794	—	80,758
Non-current deferred tax liability	—	13,349	126,280	(16,906)	122,723
Other non-current liabilities	48,273	5,363	975	—	54,611
Shareholders' equity	1,512,941	1,155,213	336,236	(1,491,449)	1,512,941
Total liabilities and stockholders' equity	$2,109,851	$1,295,193	$524,789	$(1,533,650)	$2,396,183

	As of December 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$113,275	$24,388	$32,114	$—	$169,777
Other current assets	33,950	52,400	35,537	(573)	121,314
Properties, plants, and equipment - net	2,103	1,258,890	771,692	—	2,032,685
Intercompany receivable (payable)	404,121	(222,072)	(307,018)	124,969	—
Investments in subsidiaries	1,496,787	—	—	(1,496,787)	—
Other non-current assets	4,186	199,957	5,337	(161,579)	47,901
Total assets	$2,054,422	$1,313,563	$537,662	$(1,533,970)	$2,371,677
Liabilities and Stockholders' Equity
Current liabilities	$22,401	$86,730	$40,093	$(22,999)	$126,225
Long-term debt	500,979	3,065	2,773	—	506,817
Non-current portion of accrued reclamation	—	63,025	16,902	—	79,927
Non-current deferred tax liability	—	14,212	122,855	(14,212)	122,855
Other non-current liabilities	51,198	5,108	(325)	28	56,009
Stockholders' equity	1,479,844	1,141,423	355,364	(1,496,787)	1,479,844
Total liabilities and stockholders' equity	$2,054,422	$1,313,563	$537,662	$(1,533,970)	$2,371,677

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(626)	$61,887	$79,578	$—	$140,839
Cost of sales	687	(29,320)	(39,725)	—	(68,358)
Depreciation, depletion, amortization	—	(12,607)	(16,237)	—	(28,844)
General and administrative	(4,217)	(4,464)	(848)	—	(9,529)
Exploration and pre-development	(129)	(4,339)	(4,544)	—	(9,012)
Research and development	—	(1,130)	—	—	(1,130)
Loss on derivative contracts	(11,226)	—	—	—	(11,226)
Foreign exchange gain (loss)	12,153	—	(16,917)	—	(4,764)
Lucky Friday suspension-related costs	—	(4,780)	—	—	(4,780)
Equity in earnings of subsidiaries	(6,271)	—	—	6,271	—
Other (expense) income	11,041	1,202	(4,676)	(14,752)	(7,185)
Income (loss) before income taxes	1,412	6,449	(3,369)	(8,481)	(3,989)
(Provision) benefit from income taxes	—	(1,338)	(8,013)	14,752	5,401
Net income (loss)	1,412	5,111	(11,382)	6,271	1,412
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common shareholders	1,274	5,111	(11,382)	6,271	1,274
Net income (loss)	1,412	5,111	(11,382)	6,271	1,412
Changes in comprehensive income (loss)	7,636	—	1,022	(1,022)	7,636
Comprehensive income (loss)	$9,048	$5,111	$(10,360)	$5,249	$9,048

	Nine Months Ended September 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(3,912)	$215,184	$206,390	$—	$417,662
Cost of sales	353	(112,908)	(111,982)	—	(224,537)
Depreciation, depletion, amortization	—	(41,875)	(41,490)	—	(83,365)
General and administrative	(16,407)	(10,877)	(1,760)	—	(29,044)
Exploration and pre-development	(439)	(8,736)	(12,508)	—	(21,683)
Research and development	—	(2,125)	—	—	(2,125)
Loss on derivative contracts	(16,548)	—	—	—	(16,548)
Foreign exchange gain (loss)	22,286	(43)	(33,152)	—	(10,909)
Lucky Friday suspension-related costs	—	(14,385)	—	—	(14,385)
Equity in earnings of subsidiaries	(5,925)	—	—	5,925	—
Other (expense) income	24,822	(1,207)	(14,146)	(38,682)	(29,213)
Income (loss) before income taxes	4,230	23,028	(8,648)	(32,757)	(14,147)
(Provision) benefit from income taxes	—	(9,239)	(11,066)	38,682	18,377
Net income (loss)	4,230	13,789	(19,714)	5,925	4,230
Preferred stock dividends	(414)	—	—	—	(414)
Income (loss) applicable to common shareholders	3,816	13,789	(19,714)	5,925	3,816
Net income (loss)	4,230	13,789	(19,714)	5,925	4,230
Changes in comprehensive income (loss)	13,718	—	1,780	(1,780)	13,718
Comprehensive income (loss)	$17,948	$13,789	$(17,934)	$4,145	$17,948

	Three Months Ended September 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(4,072)	$116,016	$67,449	$—	$179,393
Cost of sales	—	(58,844)	(31,685)	—	(90,529)
Depreciation, depletion, amortization	—	(19,036)	(11,143)	—	(30,179)
General and administrative	(5,355)	(5,469)	(331)	—	(11,155)
Exploration and pre-development	(33)	(1,343)	(3,033)	—	(4,409)
Gain on derivative contracts	7	—	—	—	7
Acquisition costs	(1,766)	1	—	—	(1,765)
Equity in earnings of subsidiaries	52,606	—	—	(52,606)	—
Other expense	(15,597)	1,187	1,211	7,078	(6,121)
Income (loss) before income taxes	25,790	32,512	22,468	(45,528)	35,242
(Provision) benefit from income taxes	—	(8,994)	6,621	(7,080)	(9,453)
Net income (loss)	25,790	23,518	29,089	(52,608)	25,789
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common shareholders	25,652	23,518	29,089	(52,608)	25,651
Net income (loss)	25,790	23,518	29,089	(52,608)	25,789
Changes in comprehensive income (loss)	(615)	—	985	(985)	(615)
Comprehensive income (loss)	$25,175	$23,518	$30,074	$(53,593)	$25,174

	Nine Months Ended September 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(15,866)	$285,277	$212,301	$—	$481,712
Cost of sales	—	(154,160)	(95,002)	—	(249,162)
Depreciation, depletion, amortization	—	(49,521)	(35,071)	—	(84,592)
General and administrative	(17,069)	(13,671)	(988)	—	(31,728)
Exploration and pre-development	(191)	(3,990)	(7,465)	—	(11,646)
Acquisition costs	(2,160)	(7)	—	—	(2,167)
Equity in earnings of subsidiaries	68,727	—	—	(68,727)	—
Other (expense) income	15,844	8,147	(43,039)	(11,481)	(30,529)
Income (loss) before income taxes	49,285	72,075	30,736	(80,208)	71,888
(Provision) benefit from income taxes	—	(22,213)	(11,871)	11,481	(22,603)
Net income (loss)	49,285	49,862	18,865	(68,727)	49,285
Preferred stock dividends	(414)	—	—	—	(414)
Income (loss) applicable to common shareholders	48,871	49,862	18,865	(68,727)	48,871
Net income (loss)	49,285	49,862	18,865	(68,727)	49,285
Changes in comprehensive income (loss)	1,689	8	3,238	(3,246)	1,689
Comprehensive income (loss)	$50,974	$49,870	$22,103	$(71,973)	$50,974

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash flows from operating activities	$35,764	$41,071	$21,435	$(24,155)	$74,115
Cash flows from investing activities:
Additions to properties, plants, and equipment	—	(28,220)	(42,170)	—	(70,390)
Other investing activities, net	176	6,903	(584)	(5,339)	1,156
Cash flows from financing activities:
Dividends paid to shareholders	(3,392)	—	—	—	(3,392)
Proceeds from (payments on) debt	—	(4,518)	(1,017)	—	(5,535)
Other financing activity, net	(44,762)	(21,500)	42,909	29,494	6,141
Effect of exchange rates on cash	—	—	1,051	—	1,051
Changes in cash and cash equivalents	(12,214)	(6,264)	21,624	—	3,146
Beginning cash and cash equivalents	113,275	24,388	32,114	—	169,777
Ending cash and cash equivalents	$101,061	$18,124	$53,738	$—	$172,923

	Nine Months Ended September 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$14,525	$51,599	$61,710	$45,280	$173,114
Cash flows from investing activities:
Additions to properties, plants, and equipment	(348)	(71,265)	(48,623)	—	(120,236)
Acquisitions of other companies, net of cash acquired	(3,931)		—	—	(3,931)
Other investing activities, net	(24,696)	(816)	(3,647)	—	(29,159)
Cash flows from financing activities:
Dividends paid to shareholders	(3,296)	—	—	—	(3,296)
Proceeds from (payments on) debt	—	(7,477)	(658)	—	(8,135)
Other financing activity, net	33,335	24,522	(8,926)	(45,280)	3,651
Effect of exchange rates on cash	—	—	627	—	627
Changes in cash and cash equivalents	15,589	(3,437)	483	—	12,635
Beginning cash and cash equivalents	94,167	42,692	18,350	—	155,209
Ending cash and cash equivalents	$109,756	$39,255	$18,833	$—	$167,844

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

Our current business strategy is to focus our financial and human resources in the following areas:

•	operating our properties safely, in an environmentally responsible manner, and cost-effectively;
•	continuing to optimize and improve operations at each of our units;
•	expanding our proven and probable reserves and production capacity at our operating properties;
•	conducting our business with financial stewardship to preserve our financial position in varying metals price environments;
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

A number of key factors may impact the execution of our strategy, including regulatory issues and metals prices. Metals prices can be very volatile. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control. Average market prices of silver and gold were slightly lower, with prices for lead and zinc higher, in the first nine months of 2017 compared to the same period last year, as illustrated by the table in Results of Operations below. While we believe current global economic and industrial trends could result in continued demand for the metals we produce, prices have been volatile and there can be no assurance that current prices will continue.

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

On June 15, 2015, we completed the acquisition of Revett, giving us 100% ownership of the Rock Creek project, a significant undeveloped silver and copper deposit in northwestern Montana. In addition, on September 13, 2016, we completed the acquisition of Mines Management, giving us 100% ownership of the Montanore project, another significant undeveloped silver and copper deposit located approximately 10 miles from our Rock Creek project. Development of Rock Creek and Montanore has been challenged by conservation groups at various times, and there can be no assurance that we will be able to obtain the permits required to develop these projects. See Legal challenges could prevent the Rock Creek or Montanore projects from ever being developed in Part I, Item 1A. – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2016 for more information. In May 2017, the Montana Federal District Court issued Opinions and Orders in three lawsuits challenging previously granted environmental approvals for the Montanore project. The Orders overturned the approvals for the project granted by the United States Forest Service and the United States Fish and Wildlife Service, and remanded the Record of Decision ("ROD") and associated planning documents for further review by the agencies consistent with its Opinions. In June 2017, the Court vacated the agencies' approvals for the project. As a result, additional work must be performed by the agencies to address the deficiencies in the ROD and associated planning documents identified by the Court, and new approvals must be granted, before the project may proceed beyond certain preliminary actions.

As further discussed in the Lucky Friday Segment section below, the union employees at Lucky Friday have been on strike since March 13, 2017. Production at Lucky Friday was suspended from the start of the strike until July 2017, with limited production by salary employees commencing at that time. We cannot predict how long the strike will last or whether an agreement will be reached. We expect to incur cash expenditures of approximately $1.0 million to $1.5 million per month to advance engineering and infrastructure for the restart of full production, in addition to costs related to limited interim production. As a result of the strike or other related events, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations.

During the third quarter of 2015, we made a development decision to mine near surface, high grade portions of silver and gold deposits at our San Sebastian project in Mexico. Ore production commenced in the fourth quarter of 2015 and has continued since that time.  In addition, work began in the first quarter of 2017 to develop and rehabilitate underground access which is expected to allow us to mine deeper portions of the deposits at San Sebastian. See the San Sebastian Segment section below for more information. We have generated positive cash flows at San Sebastian since the start of production there, and we currently believe that will continue until early or mid-2020.  However, our ability to generate positive cash flows at San Sebastian may be impacted by changes in costs, precious metals prices, or other factors, and there can be no assurance that we will be able to develop and operate San Sebastian as currently anticipated.

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

Another challenge for us is the risk associated with environmental litigation and ongoing reclamation activities. As described in Part I, Item 1A. – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2016 and Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited), it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans.  We are involved in various environmental legal matters and the estimate of our environmental liabilities and liquidity needs, as wells as our strategic plans, may be significantly impacted as a result of these matters or new matters that may arise. We strive to ensure that our activities are conducted in compliance with applicable laws and regulations and attempt to resolve environmental litigation on as favorable terms as possible.

Results of Operations

Sales of products by metal for the three- and nine-month periods ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Silver	$43,228	$83,668	$140,662	$211,825
Gold	73,603	67,534	203,279	203,455
Lead	6,373	17,141	28,093	46,194
Zinc	24,327	27,469	74,692	67,840
Less: Smelter and refining charges	(6,692)	(16,419)	(29,064)	(47,602)
Sales of products	$140,839	$179,393	$417,662	$481,712

The $38.6 million and $64.1 million decreases in sales of products in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016 are primarily due to:

•

Lower quantities of silver, zinc and lead sold, due to lower production of those metals and the timing of concentrate shipments at Greens Creek, partially offset by higher gold volumes. See the The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, and The San Sebastian Segment sections below for more information on metal production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Silver -	Ounces produced	3,323,157	4,316,663	9,500,058	13,200,765
	Payable ounces sold	2,540,817	4,284,842	8,098,652	12,222,084
Gold -	Ounces produced	63,046	52,126	171,720	170,779
	Payable ounces sold	57,380	50,348	161,921	161,217
Lead -	Tons produced	5,370	10,411	18,426	31,840
	Payable tons sold	2,936	9,967	13,612	28,380
Zinc -	Tons produced	14,497	14,825	43,000	50,321
	Payable tons sold	8,444	13,596	29,269	37,948

The difference between what we report as "ounces/tons produced" and "payable ounces/tons sold" is attributable to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually paid for by our customers according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades which impact the amount of metals contained in concentrates produced and sold. The difference in payable quantities sold for the 2017 periods compared to 2016 is due mainly to timing of concentrate shipments, primarily at Greens Creek.

•

Lower average silver and gold prices, partially offset by higher lead and zinc prices, in the third quarter of 2017 compared to the same period in 2016. For the first nine months of 2017, average silver and gold prices varied slightly, while average lead and zinc prices were higher, compared to the same period of 2016. These price variances are illustrated in the table below.

		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Silver –	London PM Fix ($/ounce)	$16.83	$19.62	$17.17	$17.08
	Realized price per ounce	$17.01	$19.53	$17.37	$17.33
Gold –	London PM Fix ($/ounce)	$1,278	$1,335	$1,251	$1,258
	Realized price per ounce	$1,283	$1,341	$1,255	$1,262
Lead –	LME Final Cash Buyer ($/pound)	$1.06	$0.85	$1.02	$0.81
	Realized price per pound	$1.09	$0.86	$1.03	$0.81
Zinc –	LME Final Cash Buyer ($/pound)	$1.34	$1.02	$1.26	$0.89
	Realized price per pound	$1.44	$1.01	$1.28	$0.89

Average realized prices typically differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement.  For the third quarter and first nine months of 2017, we recorded net positive price adjustments to provisional settlements of $1.2 million and $0.6 million, respectively, compared to negative price adjustments to provisional settlements of $1.1 million and positive price adjustments of $0.4 million, respectively, in the third quarter and first nine months of 2016. The price adjustments related to silver, gold, lead and zinc contained in our concentrate shipments were largely offset by gains and losses on forward contracts for those metals for each period (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.

For the third quarter and first nine months of 2017, we recorded income applicable to common shareholders of $1.3 million ($0.00 per basic common share) and $3.8 million ($0.01 per basic common share), respectively, compared to $25.7 million ($0.07 per basic common share) and $48.9 million ($0.13 per basic common share), respectively, for the third quarter and first nine months of 2016. The following factors impacted the results for the third quarter and first nine months of 2017 compared to the same periods in 2016:

•

Lower gross profit for the third quarter and first nine months of 2017 compared to the same periods in 2016 at our San Sebastian unit by $0.9 million and $13.8 million, respectively; Lucky Friday unit by $6.5 million and $8.0 million, respectively; and Greens Creek unit by $8.3 million and $1.3 million, respectively. Gross profit for the first nine months of 2017 was also lower at our Casa Berardi unit compared to 2016 by $15.2 million; however, it was higher by $0.6 million for the third quarter of 2017 compared to the same period of 2016. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, and The San Sebastian Segment sections below.

•

Losses on base metal derivatives contracts of $11.2 million and $16.5 million, respectively, in the third quarter and first nine months of 2017, with no net activity on base metal derivative contracts for the third quarter and first nine months of 2016. See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

•

Lucky Friday suspension costs of $4.8 million and $14.4 million in the third quarter and first nine months of 2017, respectively. These costs, which include $1.1 million and $3.3 million in non-cash depreciation expense, were incurred during the suspension of full production resulting from the strike, which started in March 2017.

•

Higher interest expense by $3.8 million and $11.8 million in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016. Interest expense in the first nine months of 2017 and 2016 was net of $0.9 million and $12.0 million, respectively, in capitalized interest primarily related to the #4 Shaft project, with the decrease due to completion of the #4 Shaft in January 2017. In addition, interest expense for the nine months ended September 30, 2017 included $0.9 million in costs related to our proposed private offering of new Senior Notes in June 2017 and concurrent tender offer to purchase our existing Senior Notes, which were not completed.

•

Exploration and pre-development expense increased by $4.6 million and $10.0 million, respectively, in the third quarter and first nine months of 2017 compared to the same periods in 2016. In 2017, we have continued exploration work at our Greens Creek, San Sebastian and Casa Berardi units, and at our other projects in Quebec, Canada. "Pre-development expense" is defined as costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves. Pre-development expense of $1.8 million and $4.1 million in the third quarter and first nine months of 2017, respectively, was related to advancement of our Montanore and Rock Creek projects.

•

Net foreign exchange losses in the third quarter and first nine months of 2017 of $4.8 million and $10.9 million, respectively, versus a net gain of $2.4 million in the third quarter of 2016 and net loss of $7.7 million in the first nine months of 2016. The variances are primarily related to the impact of changes in the CAD-to-USD exchange rate on the remeasurement of our net monetary liabilities in Quebec. During the first nine months of 2017, the applicable CAD-to-USD exchange rate decreased from 1.3426 to 1.2480, compared to a decrease in the rate from 1.3841 to 1.3116 during the first nine months of 2016.

•

Research and development expense of $1.1 million and $2.1 million in the third quarter and first nine months of 2017, respectively, related to evaluation and development of technologies that would be new to our operations.

•

Lower general and administrative expense by $1.6 million and $2.7 million, respectively, for the third quarter and first nine months of 2017 compared to the same periods of 2016 primarily due to lower accruals for incentive compensation.

•

Gain on disposal of properties, plants, equipment and mineral interests of $4.8 million recognized in the third quarter of 2017 primarily related to insurance proceeds received for collapse of the mill building at the Troy mine in February 2017 due to snow.

•

Income tax benefits of $5.4 million and $18.4 million, in the third quarter and first nine months of 2017, respectively, compared to provisions of $9.5 million of $22.6 million, respectively, in the comparable 2016 periods. The benefit for the first nine months of 2017 includes a benefit from a change in income tax position recognized in the first quarter of 2017 relating to the timing of deduction for #4 Shaft development costs at Lucky Friday. See Corporate Matters below for more information.

The Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	$61,061	$85,804	$191,250	$199,260
Cost of sales and other direct production costs	(29,320)	(42,306)	(100,799)	(106,238)
Depreciation, depletion and amortization	(12,607)	(16,091)	(39,442)	(40,746)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(41,927)	(58,397)	(140,241)	(146,984)
Gross profit	$19,134	$27,407	$51,009	$52,276
Tons of ore milled	219,983	202,523	627,900	610,879
Production:
Silver (ounces)	2,344,315	2,445,328	6,205,659	7,020,688
Gold (ounces)	12,563	11,988	39,289	39,497
Zinc (tons)	14,325	12,144	40,697	42,330
Lead (tons)	4,851	4,803	14,080	15,236
Payable metal quantities sold:
Silver (ounces)	1,569,092	2,603,165	4,930,946	6,370,660
Gold (ounces)	7,862	12,364	30,920	35,883
Zinc (tons)	8,445	11,318	27,582	31,370
Lead (tons)	2,935	4,710	10,015	12,580
Ore grades:
Silver ounces per ton	13.65	15.40	12.84	14.61
Gold ounces per ton	0.09	0.09	0.10	0.10
Zinc percent	7.47	6.86	7.49	7.90
Lead percent	2.77	2.92	2.83	3.05
Mining cost per ton	$69.46	$69.66	$69.64	$69.20
Milling cost per ton	$31.01	$31.55	$32.38	$31.07
Total Cash Cost, After By-product Credits, Per Silver Ounce (1)	$(0.15)	$4.80	$0.73	$4.68
All-In Sustaining Costs ("AISC"), After By-Product Credits, per Silver Ounce (1)	$4.47	$11.02	$5.60	$10.18

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

The $8.3 million and $1.3 million decreases in gross profit during the third quarter and first nine months of 2017, respectively, compared to the same 2016 periods were primarily a result of lower metals sales volumes due to the timing of concentrate shipments and lower silver ore grades and recoveries, partially offset by higher mill throughput. As a result of differences in the timing of shipments, there were 13,822 tons of concentrate in inventory, including 5,991 tons of higher-valued lead concentrate, having a value of approximately $26.1 million and cost of $15.2 million at September 30, 2017, compared to 3,617 tons (including 1,355 tons of lead concentrate) having a value of approximately $4.7 million and cost of $3.9 million at September 30, 2016. Results for the third quarter of 2017 were also impacted by lower average realized prices for silver and gold, partially offset by higher prices for zinc and lead, compared to the third quarter of 2016. For the first nine months of 2017, silver and gold prices varied only slightly, while prices for zinc and lead were higher, compared to 2016. Gross profit at Greens Creek was affected by positive price adjustments to revenues of $1.0 million and $0.5 million for the third quarter and first nine months of 2017, respectively, compared to negative price adjustments of $1.0 million and positive price adjustments of $0.3 million for the third quarter and first nine months of 2016, respectively. Price adjustments to revenues result from changes in metals prices between transfer of title of concentrates to buyers and final settlements during the period. The price adjustments related to silver, gold, zinc and lead contained in concentrate shipments were net of gains and losses on forward contracts for those metals for each period. The price adjustments and gains and losses on forward contracts discussed above are included in sales.

 Mining costs per ton stayed relatively constant for the third quarter and first nine months of 2017 compared to the same periods in 2016. Milling costs per ton decreased 2% in the third quarter of 2017 compared to the same period in 2016 mainly due to higher tonnage. Milling costs per ton increased 4% for the first nine months of 2017 compared to the same period in 2016 due to an increase in power costs, partially offset by higher tonnage.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the third quarter and first nine months of 2017 versus the same periods in 2016:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cash Cost, Before By-product Credits, per Silver Ounce	$20.75	$20.15	$22.94	$20.88
By-product credits	(20.90)	(15.35)	(22.21)	(16.20)
Cash Cost, After By-product Credits, per Silver Ounce	$(0.15)	$4.80	$0.73	$4.68

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
AISC, Before By-product Credits, per Silver Ounce	$25.37	$26.37	$27.81	$26.38
By-product credits	(20.90)	(15.35)	(22.21)	(16.20)
AISC, After By-product Credits, per Silver Ounce	$4.47	$11.02	$5.60	$10.18

The decrease in Cash Cost, After By-product Credits, per Silver Ounce for the third quarter and first nine months of 2017 was primarily the result of higher by-product credits, partially offset by lower silver production. The decrease in AISC, After By-Product Credits, per Silver Ounce was due to the same factors, along with lower capital spending.

Mining and milling costs increased in the third quarter and first nine months of 2017 compared to 2016 on a per-ounce basis due primarily to lower silver production resulting from reduced silver grades.

Other cash costs per ounce for the third quarter and first nine months of 2017 were higher compared to 2016 due to the effect of lower silver production.

Treatment costs were lower in the third quarter and first nine months of 2017 compared to 2016 as a result of improved payment terms from smelters, partially offset by lower silver production. Treatment costs were also impacted by silver price variances, as treatment costs include the value of silver not payable to us through the smelting process. The silver not payable to us is either recovered by the smelters through further processing or ultimately not recovered and included in the smelters' waste material.

By-product credits per ounce were higher in the third quarter and first nine months of 2017 compared to 2016 due to higher zinc and lead prices.

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

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	$199	$26,140	$20,022	$70,152
Cost of sales and other direct production costs	—	(16,538)	(12,109)	(47,921)
Depreciation, depletion and amortization	—	(2,946)	(2,433)	(8,775)
Cost of sales and other direct production costs and depreciation, depletion and amortization	—	(19,484)	(14,542)	(56,696)
Gross profit (loss)	$199	$6,656	$5,479	$13,456
Tons of ore milled	7,302	74,397	64,371	216,247
Production:
Silver (ounces)	88,298	887,364	769,080	2,721,991
Lead (tons)	519	5,608	4,346	16,604
Zinc (tons)	172	2,681	2,303	7,991
Payable metal quantities sold:
Silver (ounces)	—	829,364	641,004	2,617,130
Lead (tons)	—	5,257	3,596	15,800
Zinc (tons)	—	2,279	1,688	6,578
Ore grades:
Silver ounces per ton	12.87	12.40	12.45	13.05
Lead percent	7.68	7.89	7.12	8.01
Zinc percent	3.21	3.85	3.90	3.94
Mining cost per ton	$150.89	$99.13	$112.60	$99.27
Milling cost per ton	$13.15	$25.99	$22.93	$24.77
Cash Cost, After By-product Credits, per Silver Ounce (1)	$11.60	$9.07	$6.58	$9.34
AISC, After By-product Credits, per Silver Ounce (1)	$13.37	$20.22	$12.21	$21.35

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

Gross profit decreased by $6.5 million and $8.0 million in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016. The $0.2 million in sales reported for the third quarter of 2017 represents gains on base metal derivatives contracts. Although there was limited concentrate production during the third quarter of 2017, we have opted to defer shipments until a later period. There were 1,489 tons of concentrate in inventory at September 30, 2017. The variance in gross profit for the first nine months of 2017 was primarily due to reduced metal production resulting from the strike by unionized employees starting in mid-March 2017, discussed further below, and the lack of concentrate shipments during the third quarter. Silver and lead production was also impacted by lower ore grades in the first quarter of 2017. These factors were partially offset by higher average realized silver, lead and zinc prices realized during the first quarter of 2017, prior to the strike.

Mining cost per ton was higher by 13% in the first nine months of 2017 compared to the same periods in 2016 due primarily to lower tonnage as a result of the strike discussed below. Milling cost per ton was lower by 7% in the first nine months of 2017 compared to 2016. Mining and milling cost per ton for the third quarter of 2017 are not indicative of future operating results under full production, as there was reduced mill throughput during the quarter. The mill was idle for most of the third quarter of 2017, and only operated when the limited mine production provided a sufficient ore stockpile. In addition, costs not directly related to mining and processing ore have been classified as suspension costs during the strike period, and excluded from the calculations of mining and milling cost per ton for the third quarter and first nine months of 2017.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the third quarter and first nine months of 2017 compared to the same periods of 2016:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cash Cost, Before By-product Credits, per Silver Ounce	$27.44	$24.26	$23.42	$22.63
By-product credits	(15.84)	(15.19)	(16.84)	(13.29)
Cash Cost, After By-product Credits, per Silver Ounce	$11.60	$9.07	$6.58	$9.34

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
AISC, Before By-product Credits, per Silver Ounce	$29.21	$35.41	$29.05	$34.64
By-product credits	(15.84)	(15.19)	(16.84)	(13.29)
AISC, After By-product Credits, per Silver Ounce	$13.37	$20.22	$12.21	$21.35

The increase in Cash Cost, After By-product Credits, per Silver Ounce in the third quarter was the result of lower silver production due to the strike. The decrease in Cash Cost, After By-product Credits, per Silver Ounce for the first nine months of 2017 compared to the same period in 2016 was due to higher by-product credits due to higher lead and zinc prices, partially offset by lower silver production. The decrease in AISC, After By-product Credits, per Silver Ounce in the third quarter and first nine months of 2017 was the result of lower capital costs primarily as a result of completion of the #4 Shaft project in January 2017 and higher by-product credits, partially offset by lower silver production. During the strike period, only costs directly related to the limited production are included in the calculations of Cash Cost, After By-product Credits and AISC, After By-product Credits, per Silver Ounce, and suspension-related costs are excluded from those calculations.

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

Many of the employees at our Lucky Friday unit are represented by a union, and the most recent collective bargaining agreement with the union expired on April 30, 2016. On February 19, 2017, the unionized employees voted against our contract offer. On March 13, 2017, the unionized employees went on strike, and have been on strike since that time. Production at Lucky Friday was suspended from the start of the strike, until limited production by salary personnel commenced in July 2017. Suspension costs during the strike totaled $3.7 million and $11.1 million in the third quarter and first nine months of 2017, respectively. These costs are combined with non-cash depreciation expense of $1.1 million and $3.3 million for those periods and reported in a separate line item on our condensed consolidated statement of operations. These suspension costs are excluded from the calculation of gross profit, Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce. We cannot predict how long the strike will last or whether an agreement will be reached. As a result of the strike or other related events, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations.

See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for contingencies related to various events occurring at the Lucky Friday mine in prior periods.

The Casa Berardi Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	$53,990	$41,131	$139,524	$126,614
Cost of sales and other direct production costs	(32,999)	(25,830)	(95,288)	(74,076)
Depreciation, depletion and amortization	(15,596)	(10,465)	(39,454)	(32,563)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(48,595)	(36,295)	(134,742)	(106,639)
Gross profit (loss)	$5,395	$4,836	$4,782	$19,975
Tons of ore milled	326,145	258,100	949,946	693,288
Production:
Gold (ounces)	44,141	31,949	113,209	104,282
Silver (ounces)	9,659	8,361	26,681	24,034
Payable metal quantities sold:
Gold (ounces)	42,053	30,769	111,046	100,960
Silver (ounces)	8,725	9,076	26,952	24,506
Ore grades:
Gold ounces per ton	0.153	0.141	0.137	0.172
Silver ounces per ton	0.03	0.04	0.03	0.04
Mining cost per ton	$82.95	$92.17	$81.95	$90.53
Milling cost per ton	$16.19	$18.07	$16.28	$18.88
Cash Cost, After By-product Credits, per Gold Ounce (1)	$750	$915	$858	$750
AISC, After By-product Credits, per Gold Ounce (1)	$1,091	$1,442	$1,226	$1,243

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

Gross profit increased by $0.6 million and decreased by $15.2 million for the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016. The increase for the third quarter was primarily due to increased gold production due to higher ore throughput and gold grades, partially offset by lower gold prices. The decrease in gross profit for the first nine months of 2017 compared to 2016 was primarily due to lower ore grades and higher stripping costs in the first half of the year, partially offset by higher ore throughput. The lower grades were due to the addition of production from the East Mine Crown Pillar ("EMCP") pit, which commenced in July 2016, and underground mine sequencing. The increase in ore throughput was also a result of the addition of the EMCP pit. Grades improved in the third quarter of 2017 as higher-grade areas of the underground mine become available for production, and we expect the higher grades to continue in the fourth quarter of 2017.

Mining costs per ton were lower by 10% and 9% and milling unit costs decreased by 10% and 14% in the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016 due primarily to higher ore production.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for the third quarter and first nine months of 2017 and 2016:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cash Cost, Before By-product Credits, per Gold Ounce	$754	$920	$862	$754
By-product credits	(4)	(5)	(4)	(4)
Cash Cost, After By-product Credits, per Gold Ounce	$750	$915	$858	$750

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
AISC, Before By-product Credits, per Gold Ounce	$1,095	$1,447	$1,230	$1,247
By-product credits	(4)	(5)	(4)	(4)
AISC, After By-product Credits, per Gold Ounce	$1,091	$1,442	$1,226	$1,243

The decrease in Cash Cost, After By-product Credits, per Gold Ounce for the third quarter of 2017 compared to the same period of 2016 was primarily due to higher gold production. AISC, After By-product Credits, per Gold Ounce was also lower in the third quarter of 2017 compared to the third quarter of 2016 due to the higher gold production, along with lower capital spending. The increase in Cash Cost, After By-product Credits, per Gold Ounce for the first nine months of 2017 compared to 2016 was primarily the result of higher stripping costs in the first half of the year, partially offset by higher gold production. AISC, After By-product Credits, per Gold Ounce was lower for the first nine months of 2017 compared to 2016 due to lower capital spending and higher gold production, partially offset by the increased stripping in the first half of the year.

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

The San Sebastian Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	$25,589	$26,318	$66,866	$85,686
Cost of sales and other direct production costs	(6,039)	(5,855)	(16,341)	(20,927)
Depreciation, depletion and amortization	(641)	(677)	(2,036)	(2,508)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(6,680)	(6,532)	(18,377)	(23,435)
Gross profit	$18,909	$19,786	$48,489	$62,251
Tons of ore milled	36,482	40,192	111,623	108,750
Production:
Silver (ounces)	880,885	975,610	2,498,638	3,434,052
Gold (ounces)	6,342	8,189	19,222	27,000
Payable metal quantities sold:
Silver (ounces)	963,000	843,238	2,499,750	3,209,788
Gold (ounces)	7,465	7,215	19,955	24,374
Ore grades:
Silver ounces per ton	25.48	25.77	23.71	33.70
Gold ounces per ton	0.18	0.22	0.18	0.27
Mining cost per ton	$35.69	$59.49	$38.70	$83.31
Milling cost per ton	$69.42	$66.88	$66.64	$68.52
Cash Cost, After By-product Credits, per Silver Ounce (1)	$(3.12)	$(4.03)	$(3.23)	$(3.40)
AISC, After By-product Credits, per Silver Ounce (1)	$(0.83)	$(2.39)	$(0.14)	$(2.25)

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

The $0.9 million decrease in gross profit for the third quarter of 2017 compared to the third quarter of 2016 was primarily due to lower silver and gold production and prices. The reduction in silver and gold production was a result of lower ore throughput and grades. The $13.8 million decrease in gross profit for the first nine months of 2017 compared to the same period in 2016 was primarily due to lower silver and gold production as a result of lower ore grades, partially offset by higher ore throughput. The ore processed in the first half of 2016 had considerably higher grades than anticipated over the mine life.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for the third quarter and first nine months of 2017 and 2016:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cash Cost, Before By-product Credits, per Silver Ounce	$6.07	$7.16	$6.39	$6.49
By-product credits	(9.19)	(11.19)	(9.62)	(9.89)
Cash Cost, After By-product Credits, per Silver Ounce	$(3.12)	$(4.03)	$(3.23)	$(3.40)

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
AISC, Before By-product Credits, per Silver Ounce	$8.36	$8.80	$9.48	$7.64
By-product credits	(9.19)	(11.19)	(9.62)	(9.89)
AISC, After By-product Credits, per Silver Ounce	$(0.83)	$(2.39)	$(0.14)	$(2.25)

The increase in Cash Cost, After By-product Credits, per Silver Ounce in the third quarter and first nine months of 2017 compared to the same periods of 2016 was primarily the result of lower by-product credits due to lower gold production and prices, partially offset by lower mining costs as a result of reduced mining of waste and the impact of lower silver production on the calculation. The same factors, along with higher exploration and capital spending, resulted in the increases in AISC, After By-product Credits, per Silver Ounce for the third quarter and first nine months of 2017 compared to 2016.

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

In the first quarter of 2017, we began construction of a new underground ramp and rehabilitation of the historical underground access. Once completed, these underground accesses should allow us to mine deeper portions of the deposits at San Sebastian, and we anticipate underground ore production to begin in the first quarter of 2018. Capital costs related to the underground development are expected to total approximately $5.0 million in 2017.

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans provide a significant benefit to our employees, but also represent a significant liability to us. The liability recorded for the funded status of our plans was $43.9 million and $44.9 million as of September 30, 2017 and December 31, 2016, respectively. We made cash contributions to our defined benefit plans of $1.2 million in April 2017 and $5.7 million in July 2017. While the economic variables which will determine future funding requirements are uncertain, we expect contributions to continue to be required in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Income Taxes

The income tax expense for the three- and nine-month periods ended September 30, 2017 has been computed using a discrete effective tax rate method. We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate ("AETR") for the full fiscal year to “ordinary” pretax income or loss (excluding unusual or infrequently occurring discrete items) for the reporting period. However, small changes to estimated annual “ordinary” pre-tax income cause significant volatility to the estimated AETR, due to near break-even levels of pre-tax income and significant permanent differences in the U.S. and Canada. Therefore, we determined that the AETR method would not provide a reliable estimate for the fiscal three- and nine-month periods ended September 30, 2017. As a result of this change in method, an amount representing a recovery of income tax expense reported in the first and second quarters was recorded in this period.

Each reporting period we assess our deferred tax assets utilizing long-range forecasts to provide reasonable assurance that they will be realized through future earnings.  We continue to have a net deferred tax asset in the U.S. and a net deferred tax liability in Canada.

Our U.S. net deferred tax asset at September 30, 2017 totaled $44.7 million, or 2% of total assets, an increase of $8.9 million from the $35.8 million net deferred tax asset at December 31, 2016. The largest component of the deferred tax asset is net operating loss carryforwards. The next largest component is reclamation costs. We have previously determined that we are an indefinite AMT taxpayer, resulting in additional valuation allowance primarily related to forecasted utilization of regular net operating loss carryforwards and the effect of re-measuring temporary deferred tax assets using a tax rate of 20% which differed from the previous rate of 35%. During the fourth quarter of 2016, we determined that we were eligible to take a different income tax position relating to the timing of deductions for #4 Shaft development costs at Lucky Friday. We filed with the Internal Revenue Service ("IRS") a request for approval to use this method, which was approved in the first quarter of 2017. The change resulted in additional deductions of approximately $203 million and $110 million for regular tax and AMT, respectively, resulting in a current tax benefit of approximately $10.7 million for the reduction in AMT payable for 2016. In addition, this change in tax position substantially changes the timing of additional deductions for these costs for regular tax and AMT relative to our projected life of mine and projected taxable income. These timing changes caused us to change our assessment of the ability to generate sufficient future taxable income to realize our deferred tax assets, resulting in a valuation allowance decrease and deferred tax benefit of approximately $15.1 million in the first quarter of 2017. At September 30, 2017, we retained a valuation allowance on U.S. deferred tax assets of approximately $66 million, primarily for net operating loss carryforwards.

Our net Canadian deferred tax liability at September 30, 2017 was $122.7 million, a decrease of $0.2 million from the $122.9 million net deferred tax liability at December 31, 2016. The deferred tax liability is primarily related to the excess of the carrying value of the mineral resource assets over the tax bases of those assets for Canadian tax reporting.

We had no Mexican deferred tax asset or liability at September 30, 2017 or December 31, 2016. We expect to have unremitted earnings in Mexico by the end 2017; however, we anticipate being able to fully offset any U.S. tax impact of repatriating any Mexican earnings with foreign tax credits that are available for use under both regular tax and AMT. Accordingly, we estimate the net U.S. income tax impact of unremitted earnings to be zero. A $5.8 million valuation allowance remains on deferred tax assets in foreign jurisdictions.

Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations at the Greens Creek, Lucky Friday, San Sebastian and Casa Berardi units and for the Company for the three- and nine-month periods ended September 30, 2017 and 2016.

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

The Casa Berardi information below reports Cash Cost, After By-product Credits, per Gold Ounce and AISC, After By-product Credits, per Gold Ounce for the production of gold, its primary product, and by-product revenues earned from silver, which is a by-product at Casa Berardi. Only costs and ounces produced relating to units with the same primary product are combined to represent Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce. Thus, the gold produced at our Casa Berardi unit is not included as a by-product credit when calculating Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for the total of Greens Creek, Lucky Friday and San Sebastian, our combined silver properties. Similarly, the silver produced at our other three units is not included as a by-product credit when calculating the gold metrics for Casa Berardi.

In thousands (except per ounce amounts)	Three Months Ended September 30, 2017
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver	Casa Berardi (Gold)	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$41,927	—	$6,680		$48,607	$48,595	$97,202
Depreciation, depletion and amortization	(12,607)	—	(641)		(13,248)	(15,596)	(28,844)
Treatment costs	12,067	440	422		12,929	682	13,611
Change in product inventory	7,675	1,960	(627)		9,008	(288)	8,720
Reclamation and other costs	(394)	18	(494)		(870)	(124)	(994)
Cash Cost, Before By-product Credits (1)	48,668	2,418	5,340		56,426	33,269	89,695
Reclamation and other costs	666	38	117		821	123	944
Exploration	1,944	(2)	1,495	477	3,914	1,161	5,075
Sustaining capital	8,210	119	402	1,105	9,836	13,775	23,611
General and administrative				9,529	9,529		9,529
AISC, Before By-product Credits (1)	59,488	2,573	7,354		80,526	48,328	128,854
By-product credits:
Zinc	(27,046)	(293)			(27,339)		(27,339)
Gold	(13,907)		(8,088)		(21,995)		(21,995)
Lead	(8,067)	(1,102)			(9,169)		(9,169)
Silver						(161)	(161)
Total By-product credits	(49,020)	(1,395)	(8,088)		(58,503)	(161)	(58,664)
Cash Cost, After By-product Credits	$(352)	$1,023	$(2,748)		$(2,077)	$33,108	$31,031
AISC, After By-product Credits	$10,468	$1,178	$(734)		$22,023	$48,167	$70,190
Divided by ounces produced	2,344	88	880		3,312	44
Cash Cost, Before By-product Credits, per Ounce	$20.75	$27.44	$6.07		$17.03	$753.70
By-product credits per ounce	(20.90)	(15.84)	(9.19)		(17.66)	(3.65)
Cash Cost, After By-product Credits, per Ounce	$(0.15)	$11.60	$(3.12)		$(0.63)	$750.05
AISC, Before By-product Credits, per Ounce	$25.37	$29.21	$8.36		$24.31	$1,094.86
By-product credits per ounce	(20.90)	(15.84)	(9.19)		(17.66)	(3.65)
AISC, After By-product Credits, per Ounce	$4.47	$13.37	$(0.83)		$6.65	$1,091.21

In thousands (except per ounce amounts)	Three Months Ended September 30, 2016
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver	Casa Berardi (Gold)	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$58,397	$19,484	$6,532		$84,413	$36,295	$120,708
Depreciation, depletion and amortization	(16,091)	(2,946)	(677)		(19,714)	(10,465)	(30,179)
Treatment costs	15,114	5,211	348		20,673	218	20,891
Change in product inventory	(10,407)	(46)	930		(9,523)	3,460	(6,063)
Reclamation and other costs	2,273	(171)	(140)		1,962	(115)	1,847
Cash Cost, Before By-product Credits (1)	49,286	21,532	6,993		77,811	29,393	107,204
Reclamation and other costs	682	165	42		889	117	1,006
Exploration	349	—	1,051	421	1,821	655	2,476
Sustaining capital	14,162	9,725	506	76	24,469	16,078	40,547
General and administrative				11,155	11,155		11,155
AISC, Before By-product Credits (1)	64,479	31,422	8,592		116,145	46,243	162,388
By-product credits:
Zinc	(17,152)	(4,201)			(21,353)		(21,353)
Gold	(13,807)		(10,922)		(24,729)		(24,729)
Lead	(6,577)	(9,284)			(15,861)		(15,861)
Silver						(162)	(162)
Total By-product credits	(37,536)	(13,485)	(10,922)		(61,943)	(162)	(62,105)
Cash Cost, After By-product Credits	$11,750	$8,047	$(3,929)		$15,868	$29,231	$45,099
AISC, After By-product Credits	$26,943	$17,937	$(2,330)		$54,202	$46,081	$100,283
Divided by ounces produced	2,445	887	976		4,308	32
Cash Cost, Before By-product Credits, per Ounce	$20.15	$24.26	$7.16		$18.06	$920.00
By-product credits per ounce	(15.35)	(15.19)	(11.19)		(14.38)	(5.07)
Cash Cost, After By-product Credits, per Ounce	$4.80	$9.07	$(4.03)		$3.68	$914.93
AISC, Before By-product Credits, per Ounce	$26.37	$35.41	$8.80		$26.96	$1,447.40
By-product credits per ounce	(15.35)	(15.19)	(11.19)		(14.38)	(5.07)
AISC, After By-product Credits, per Ounce	$11.02	$20.22	$(2.39)		$12.58	$1,442.33

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2017
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver	Casa Berardi (Gold)	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$140,241	$14,542	$18,377		$173,160	$134,742	$307,902
Depreciation, depletion and amortization	(39,442)	(2,433)	(2,036)		(43,911)	(39,454)	(83,365)
Treatment costs	37,621	4,257	906		42,784	1,774	44,558
Change in product inventory	5,398	1,811	(192)		7,017	881	7,898
Reclamation and other costs	(1,474)	(163)	(1,089)		(2,726)	(354)	(3,080)
Cash Cost, Before By-product Credits (1)	142,344	18,014	15,966		176,324	97,589	273,913
Reclamation and other costs	1,999	217	351		2,567	353	2,920
Exploration	3,339	(1)	4,984	1,307	9,629	3,029	12,658
Sustaining capital	24,895	4,109	2,379	2,275	33,658	38,245	71,903
General and administrative				29,044	29,044		29,044
AISC, Before By-product Credits (1)	172,577	22,339	23,680		251,222	139,216	390,438
By-product credits:
Zinc	(72,472)	(4,353)			(76,825)		(76,825)
Gold	(42,675)		(24,032)		(66,707)		(66,707)
Lead	(22,696)	(8,599)			(31,295)		(31,295)
Silver						(450)	(450)
Total By-product credits	(137,843)	(12,952)	(24,032)		(174,827)	(450)	(175,277)
Cash Cost, After By-product Credits	$4,501	$5,062	$(8,066)		$1,497	$97,139	$98,636
AISC, After By-product Credits	$34,734	$9,387	$(352)		$76,395	$138,766	$215,161
Divided by ounces produced	6,206	769	2,498		9,473	113
Cash Cost, Before By-product Credits, per Ounce	$22.94	$23.42	$6.39		$18.62	$862.02
By-product credits per ounce	(22.21)	(16.84)	(9.62)		(18.46)	(3.97)
Cash Cost, After By-product Credits, per Ounce	$0.73	$6.58	$(3.23)		$0.16	$858.05
AISC, Before By-product Credits, per Ounce	$27.81	$29.05	$9.48		$26.52	$1,229.72
By-product credits per ounce	(22.21)	(16.84)	(9.62)		(18.46)	(3.97)
AISC, After By-product Credits, per Ounce	$5.60	$12.21	$(0.14)		$8.06	$1,225.75

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2016
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver	Casa Berardi (Gold)	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$146,984	$56,696	$23,435		$227,115	$106,639	$333,754
Depreciation, depletion and amortization	(40,746)	(8,775)	(2,508)		(52,029)	(32,563)	(84,592)
Treatment costs	46,069	15,323	1,193		62,585	627	63,212
Change in product inventory	(6,083)	(1,102)	1,743		(5,442)	4,212	(1,230)
Reclamation and other costs	348	(556)	(1,583)		(1,791)	(344)	(2,135)
Cash Cost, Before By-product Credits (1)	146,572	61,586	22,280		230,438	78,571	309,009
Reclamation and other costs	2,045	495	126		2,666	345	3,011
Exploration	1,368	—	2,349	1,286	5,003	2,280	7,283
Sustaining capital	35,199	32,203	1,494	486	69,382	48,860	118,242
General and administrative				31,728	31,728		31,728
AISC, Before By-product Credits (1)	185,184	94,284	26,249		339,217	130,056	469,273
By-product credits:
Zinc	(52,104)	(10,685)			(62,789)		(62,789)
Gold	(42,017)		(33,961)		(75,978)		(75,978)
Lead	(19,598)	(25,485)			(45,083)		(45,083)
Silver						(409)	(409)
Total By-product credits	(113,719)	(36,170)	(33,961)		(183,850)	(409)	(184,259)
Cash Cost, After By-product Credits	$32,853	$25,416	$(11,681)		$46,588	$78,162	$124,750
AISC, After By-product Credits	$71,465	$58,114	$(7,712)		$155,367	$129,647	$285,014
Divided by ounces produced	7,021	2,722	3,434		13,177	104
Cash Cost, Before By-product Credits, per Ounce	$20.88	$22.63	$6.49		$17.49	$753.45
By-product credits per ounce	(16.20)	(13.29)	(9.89)		(13.95)	(3.92)
Cash Cost, After By-product Credits, per Ounce	$4.68	$9.34	$(3.40)		$3.54	$749.53
AISC, Before By-product Credits, per Ounce	$26.38	$34.64	$7.64		$25.74	$1,247.15
By-product credits per ounce	(16.20)	(13.29)	(9.89)		(13.95)	(3.92)
AISC, After By-product Credits, per Ounce	$10.18	$21.35	$(2.25)		$11.79	$1,243.23

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

(2)

The unionized employees at Lucky Friday have been on strike since March 13, 2017, and production at Lucky Friday has been limited since that time. For the first nine months of 2017, costs related to suspension of full production totaling approximately $11.1 million, along with $3.3 million in non-cash depreciation expense for that period, have been excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

(3)	AISC, Before By-product Credits for our consolidated silver properties includes corporate costs for general and administrative expense, exploration and sustaining capital.

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	September 30, 2017	December 31, 2016
Cash and cash equivalents held in U.S. dollars	$146.4	$156.1
Cash and cash equivalents held in foreign currency	26.5	13.7
Total cash and cash equivalents	172.9	169.8
Marketable debt securities - current	33.0	29.1
Marketable equity securities - non-current	7.1	5.0
Total cash, cash equivalents and investments	$213.0	$203.9

Cash and cash equivalents increased by $3.1 million in the first nine months of 2017, as discussed below. Cash held in foreign currencies represents balances in Canadian dollars and Mexican pesos, with the $12.8 million increase in the first nine months of 2017 resulting from increases in both currencies held. Current marketable debt securities increased by $3.9 million (discussed below) and non-current marketable equity securities increased by $2.1 million (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited), on April 12, 2013, we completed an offering of Senior Notes in the total principal amount of US$500 million, which have a total principal balance of $506.5 million as of September 30, 2017. The Senior Notes are due May 1, 2021 and bear interest at a rate of 6.875% per year from the most recent payment date to which interest has been paid or provided for.  Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013, and we have made all interest payments payable to date.

In the third quarter of 2015, we made a development decision to mine near surface, high grade portions of the silver and gold deposits at our San Sebastian project in Mexico and commenced ore production at the end of 2015.  As a result, San Sebastian has generated positive cash flows since the start of production there. In January 2017, we initiated work to develop and rehabilitate underground access which, upon completion, is expected to allow us to mine deeper portions of the deposits at San Sebastian. We currently anticipate San Sebastian will continue to generate positive cash flows until early or mid-2020.  However, our costs could change, and our ability to generate cash flow at San Sebastian could be impacted by changes in precious metals prices or other factors, and there can be no assurance that we will be able to develop and operate San Sebastian as anticipated.

As further discussed in the Lucky Friday Segment section above, the union employees at Lucky Friday have been on strike since March 13, 2017. Production at Lucky Friday was suspended from the start of the strike until July 2017, with limited production resuming at that time. We cannot predict how long the strike will last or whether an agreement will be reached. We expect to incur cash expenditures of approximately $1.0 million to $1.5 million per month to advance engineering and infrastructure for the restart of full production, in addition to costs related to limited interim production. As a result of the strike or other related events, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations.

As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), in February 2016 we entered into an equity distribution agreement under which we may issue and sell shares of our common stock from time to time having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information, and the agreement can be terminated by us at any time. As of September 30, 2017, we had sold 4,608,847 shares through the at-the-market program for net proceeds of $17.7 million, including 1,828,760 shares sold in the first nine months of 2017 for total proceeds of approximately $9.6 million. In July 2017, we used $5.7 million of the proceeds from shares sold in the second quarter of 2017 to fund contributions to our defined benefit pension plans.

Pursuant to our common stock dividend policy described in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), our Board of Directors declared and paid dividends on common stock totaling $3.0 million and $2.9 million in the first nine months of 2017 and 2016, respectively. On November 7, 2017, our Board of Directors declared a dividend on common stock totaling $1.0 million payable in December 2017. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of September 30, 2017, 934,100 shares have been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at November 3, 2017, was $4.45 per share.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability of approximately $97 million of our revolving credit facility, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing, if needed, will be adequate to meet our obligations and other potential cash requirements during the next 12 months. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes, capital expenditures at our operations, potential acquisitions of other mining companies or properties, regulatory matters, litigation, potential repurchases of our common stock under the program described above, and payment of dividends on common stock, if declared by our board of directors.  We estimate capital expenditures will total between $105 and $110 million in 2017, including $70.4 million already incurred as of September 30, 2017.  We estimate combined exploration and pre-development expenditures will total between $25 million and $30 million in 2017, including $21.7 million already incurred as of September 30, 2017. However, capital, exploration, and pre-development expenditures may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our costs (and our ability to estimate future costs), sources of liquidity available to us, and other factors. A sustained downturn in metals prices or significant increase in operational or capital costs, other uses of cash, or other factors beyond our control could impact our plans.

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash provided by operating activities (in millions)	$74.1	$173.1

Cash provided by operating activities in the first nine months of 2017 decreased by $99.0 million compared to the same period in 2016 due to lower income, as adjusted for non-cash items, resulting primarily from reduced gross profit at our San Sebastian, Casa Berardi and Lucky Friday units. In addition, working capital and other operating asset and liability changes resulted in a net cash flow decrease of $26.4 million in the first nine months of 2017 compared to a net increase of $11.6 million in the first nine months of 2016.  The $38.0 million variance in working capital changes is primarily attributable to (i) estimated income tax payments in Mexico in 2017, (ii) higher product inventory due primarily to the timing of shipments at Greens Creek and the strike at Lucky Friday, (iii) lower accruals for incentive compensation, and (iv) reduced accounts payable at Lucky Friday due to completion of the #4 Shaft and the strike. Those factors were partially offset by lower accounts receivable, also due to the timing of shipments at Greens Creek and the strike at Lucky Friday. In addition, in the third quarter of 2016, we reached a settlement on the insurance policy for reclamation at the Troy mine resulting in cash proceeds to us of $16.0 million, which was partially offset by payment of $6.0 million in August 2016 by one of our subsidiaries for settlement of its liability for response costs at a CERCLA/Superfund site.

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash used in investing activities (in millions)	$(69.2)	$(153.3)

During the first nine months of 2017, we invested $70.4 million in capital expenditures, not including $6.4 million in non-cash capital lease additions, a decrease of $49.8 million compared to the same period in 2016 primarily due to lower costs for (i) the #4 Shaft project, which was completed in January 2017, (ii) construction of the tailings facility at Greens Creek, and (iii) development of the EMCP pit at Casa Berardi.  In the first nine months of 2017 and 2016, we purchased bonds having maturities of greater than 90 days and less than 365 days with a cost basis of $35.3 million and $31.9 million, respectively, and bonds valued at $31.2 million and $7.2 million matured during the first nine months of 2017 and 2016, respectively. We purchased marketable equity securities having a cost basis of $1.6 million and $0.9 million during the first nine months of 2017 and 2016, respectively. During the first nine months of 2017, we received $5.6 million in insurance proceeds related collapse of the mill building at the Troy mine in February 2017 due to snow. We recognized a cash outflow for the acquisition of Mines Management, net of cash acquired, of $3.9 million in September 2016. We reduced restricted cash by $1.1 million during the first nine months of 2017 as a result of replacing cash collateral for future reclamation costs with non-cash bonding. During the first nine months of 2016, we incurred an increase in restricted cash of $3.9 million related to the settlement of a CERCLA claim for response costs at a CERCLA/Superfund site by one of our subsidiaries.

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash used in financing activities (in millions)	$(2.8)	$(7.8)

During the first nine months of 2017 and 2016, we received $9.6 million and $8.1 million, respectively, in net proceeds from the sale of shares of our common stock under the equity distribution agreement discussed above. We made repayments on our capital leases of $5.1 million and $6.3 million in the nine-month periods ended September 30, 2017 and 2016, respectively. We also made repayments of debt totaling $0.5 million and $1.8 million in the first nine months of 2017 and 2016, respectively. During the first nine months of 2017 and 2016, we paid cash dividends on our common stock totaling $3.0 million and $2.9 million, respectively, and cash dividends of $0.4 million in each period on our Series B Preferred Stock. We acquired treasury shares for $3.0 million and $4.4 million in the first nine months of 2017 and 2016, respectively, resulting primarily from our employees' elections to utilize net share settlement to satisfy their tax withholding obligations related to incentive compensation paid in stock and vesting of restricted stock units. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Exchange rate fluctuations between the U.S. dollar and the Canadian dollar and Mexican peso resulted in increases in our cash balance of $1.1 million and $0.6 million, respectively, during the nine months ended September 30, 2017 and 2016.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, outstanding purchase orders, certain capital expenditures, our credit facility and lease arrangements as of September 30, 2017 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligations (1)	$23,100	$—	$—	$—	$23,100
Commitment fees (2)	500	942	—	—	1,442
Contractual obligations (3)	471	—	—	—	471
Capital lease commitments (4)	6,293	6,548	1,260	—	14,101
Operating lease commitments (5)	2,993	2,337	1,377	159	6,866
Supplemental executive retirement plan (6)	444	1,061	1,439	3,730	6,674
Senior Notes (7)	34,822	69,644	526,813	—	631,279
Total contractual cash obligations	$68,623	$80,532	$530,889	$3,889	$683,933

(1)	Consists of open purchase orders of approximately $20.9 million at the Greens Creek unit, $0.3 million at the Lucky Friday unit and $1.9 million as the Casa Berardi unit.

(2)

We have a $100 million revolving credit agreement under which we are required to pay a standby fee of 0.5% per annum on undrawn amounts under the revolving credit agreement. There was no amount due under the revolving credit agreement as of September 30, 2017, and the amounts above assume no amounts will be due during the agreement's term.  For more information on our credit facility, see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)	As of September 30, 2017, we were committed to approximately $0.5 million for various items at Greens Creek.

(4)

Includes scheduled capital lease payments of $2.9 million, $3.8 million, and $7.4 million (including interest) for equipment at our Greens Creek, Lucky Friday and Casa Berardi units, respectively.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At September 30, 2017, our liabilities for these matters totaled $87.3 million.  Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, and we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to certain of our environmental obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At September 30, 2017, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, and summarizes the financial instruments held by us at September 30, 2017, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Part I, Item 1A. – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2016).

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when title and risk of loss transfers to the customer (generally at the time of shipment) at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Part I, Item 1A. – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our annual report filed on Form 10-K for the year ended December 31, 2016).  At September 30, 2017, metals contained in concentrates and exposed to future price changes totaled approximately 1.5 million ounces of silver, 5,536 ounces of gold, 9,974 tons of zinc, and 1,423 tons of lead.  If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $6.4 million.  However, as discussed in Commodity-Price Risk Management below, we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

Commodity-Price Risk Management

At times, we use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in the market. Our risk management policy allows for up to 75% of our planned metals price exposure for five years into the future, with certain other limitations, to be hedged under such programs. These instruments do, however, expose us to (i) credit risk in the form of possible non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions.

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

As of September 30, 2017, we recorded the following balances for the fair value of the contracts:

•	a current asset of $0.4 million, which is net of $0.1 million for contracts in a liability position and included in other current assets;
•	a current liability of $7.9 million, which is net of $0.2 million for contracts in an asset position and included in other current liabilities; and
•	a non-current liability of $4.0 million, which is included in other non-current liabilities.

We recognized a $3.9 million net loss during the first nine months of 2017 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $16.5 million net loss during the first nine months of 2017 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments. The net loss on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net loss for the first nine months of 2017 is the result of higher zinc and lead prices. This program, when utilized, is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below). When those prices increase compared to the contract prices, we recognize losses.

The following tables summarize the quantities of metals committed under forward sales contracts at September 30, 2017 and December 31, 2016:

September 30, 2017	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2017 settlements	1,399	5	19,070	2,535	$17.18	$1,298	$1.33	$1.07
2018 settlements	—	—	2,370	—	N/A	N/A	$1.38	N/A
Contracts on forecasted sales
2017 settlements	—	—	441	2,866	N/A	N/A	$1.23	$1.05
2018 settlements	—	—	39,463	17,968	N/A	N/A	$1.27	$1.05
2019 settlements	—	—	14,330	8,267	N/A	N/A	$1.30	$1.07
2020 settlements	—	—	3,307	2,205	N/A	N/A	$1.27	$1.07

December 31, 2016	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2017 settlements	1,295	4	19,070	7,441	$16.29	$1,172	$1.18	$0.97
Contracts on forecasted sales
2017 settlements	—	—	35,384	17,637	N/A	N/A	$1.19	$1.03
2018 settlements	—	—	13,779	5,732	N/A	N/A	$1.21	$1.05

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

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates between the U.S. dollar ("USD") and the Canadian dollar ("CAD") and Mexican peso ("MXN"). We have determined that the functional currency for our Canadian and Mexican operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD and MXN to USD are recorded to earnings each period. For the nine months ended September 30, 2017, we recognized a net foreign exchange loss of $10.9 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at September 30, 2017 would have resulted in a change of approximately $11.8 million in our net foreign exchange gain or loss. A 10% change in the exchange rate between the USD and MXN from the rate at September 30, 2017 would have resulted in a change of approximately $0.9 million in our net foreign exchange gain or loss.

In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a program to manage our exposure to the impact of fluctuations in the exchange rate between the USD and MXN on our future operating costs denominated in MXN. The programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of September 30, 2017, we have 94 forward contracts outstanding to buy CAD$200.1 million having a notional amount of US$154.0 million, and 6 forward contracts outstanding to buy MXN$43.3 million having a notional amount of USD$2.2 million. The CAD contracts are related to forecasted cash operating costs at Casa Berardi to be incurred from 2017 through 2020 and have CAD-to-USD exchange rates ranging between 1.2787 and 1.3380. The MXN contracts are related to forecasted cash operating costs at San Sebastian for 2017 and have MXN-to-USD exchange rates ranging between 19.5910 and 21.0000. Our risk management policy allows for up to 75% of our planned cost exposure for five years into the future to be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of September 30, 2017, we recorded the following balances for the fair value of the contracts:

•	a current asset of $2.8 million, which is included in other current assets; and
•	a non-current asset of $3.7 million, which is included in other non-current assets.

Net unrealized gains of approximately $6.8 million related to the effective portion of the hedges were included in accumulated other comprehensive income as of September 30, 2017. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $2.9 million in net unrealized gains included in accumulated other comprehensive income as of September 30, 2017 would be reclassified to current earnings in the next twelve months. Net realized gains of approximately $0.4 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the nine months ended September 30, 2017. Net unrealized gains of approximately $2 thousand related to ineffectiveness of the hedges were included in current earnings for the nine months ended September 30, 2017.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective, as of September 30, 2017, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HECLA MINING COMPANY
(Registrant)

Date:	November 7, 2017	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	November 7, 2017	By:	/s/ Lindsay A. Hall
Lindsay A. Hall, Senior Vice President and
Chief Financial Officer

Hecla Mining Company and Subsidiaries

Form 10-Q – September 30, 2017

Index to Exhibits

3.1

Restated Certificate of Incorporation of the Registrant. Filed as exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 1-8491), and incorporated herein by reference.

3.2	Bylaws of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant's Current Report on Form 8-K filed on August 22, 2014 (File No. 1-8491), and incorporated herein by reference.

4.1

Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Included as Annex II to Restated Certificate of Incorporation of Registrant filed as exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 1-8491), and incorporated herein by reference.

4.2(a)

Indenture dated as of April 12, 2013 among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 15, 2013 (File No. 1-8491), and incorporated herein by reference.

4.2(b)

Supplemental Indenture, dated as of April 14, 2014, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee. Filed as exhibit 4.2 to Registrant’s Registration Statement on Form S-3ASR filed on April 14, 2014 (File No. 1-8491), and incorporated herein by reference.

4.2(c)

Supplemental Indenture, dated August 5, 2015, among Revett Mining Company, Inc., Revett Silver Company, Troy Mine, Inc., RC Resources, Inc., Revett Exploration, Inc., and Revett Holdings, Inc., as Guaranteeing Subsidiaries, and The Bank of New York Mellon Trust Company, N.A., as Trustee.  Filed as exhibit 4.2(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-8491), and incorporated herein by reference.

4.2(d)

Supplemental Indenture, dated October 26, 2016, among Mines Management Inc., Newhi, Inc., Montanore Minerals Corp., as Guaranteeing Subsidiaries, and The Bank of New York Mellon Trust, N.A., as Trustee. Filed as exhibit 4.2(e) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-8491), and incorporated herein by reference.

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

10.2

First Amendment to Fourth Amended and Restated Credit Agreement effective July 14, 2017, by and among Hecla Mining Company, Hecla Limited, Hecla Alaska LLC, Hecla Greens Creek Mining Company, and Hecla Juneau Mining Company, as the Borrowers, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 1-8491), and incorporated herein by reference.

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