Form 10-K
period 2017-12-31
HECLA MINING CO/DE/
filed 2018-02-15
CIK 719413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

Form 10-K

____________________

☒	Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended December 31, 2017

Commission file No. 1-8491

HECLA MINING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	77–0664171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6500 N. Mineral Drive, Suite 200 Coeur d’Alene, Idaho	83815-9408
(Address of principal executive offices)	(Zip Code)

208-769-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.25 per share	New York Stock Exchange
Series B Cumulative Convertible Preferred Stock, par value $0.25 per share	New York Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ✓  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  No ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ✓  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ✓  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates was $2,015,394,433 as of June 30, 2017. There were 398,527,459 shares of the registrant’s Common Stock outstanding as of June 30, 2017, and 399,397,443 shares outstanding as of February 12, 2018.

Documents incorporated by reference herein:

To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 2018 Annual Meeting of Shareholders of the registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the registrant’s 2017 fiscal year, is incorporated herein by reference. See Part III.

Special Note on Forward-Looking Statements	1
PART I	1
Item 1. Business	1
Introduction	1
Products and Segments	5
Licenses, Permits and Claims/Concessions	5
Physical Assets	6
Employees	6
Available Information	6
Item 1A. Risk Factors	7
Item 1B. Unresolved Staff Comments	30
Item 2. Properties	30
The Greens Creek Unit	30
The Lucky Friday Unit	35
The Casa Berardi Unit	39
The San Sebastian Unit	45
Item 3. Legal Proceedings	49
Item 4. Mine Safety Disclosures	49
PART II	49
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	49
Item 6. Selected Financial Data	53
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	54
Overview	54
Results of Operations	57
The Greens Creek Segment	60
The Lucky Friday Segment	64
The Casa Berardi Segment	67
The San Sebastian Segment	69
Corporate Matters	71
Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)	72
Reconciliation of Net Income (Loss) (GAAP) to Earnings Before Interest, Taxes, Depreciation, and Amortization (non-GAAP)	76
Financial Liquidity and Capital Resources	76
Contractual Obligations and Contingent Liabilities and Commitments	80
Off-Balance Sheet Arrangements	81
Critical Accounting Estimates	81
New Accounting Pronouncements	83
Forward-Looking Statements	85
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	85
Provisional Sales	85
Commodity-Price Risk Management	85
Foreign Currency	86
Item 8. Financial Statements and Supplementary Data	87
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	88

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

Our current business strategy is to focus our financial and human resources in the following areas:

•	Operating our properties safely, in an environmentally responsible manner, and cost-effectively.

•	Continuing to optimize and improve operations at each of our units.

•	Expanding our proven and probable reserves and production capacity at our units.

•	Conducting our business with financial stewardship to preserve our financial position in varying metals price environments.

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

•	Continuing to seek opportunities to acquire and invest in mining and exploration properties and companies.

Below is a summary of net (loss) income for each of the last five years (in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Net (loss) income	$(23,519)	$69,547	$(86,968)	$17,824	$(25,130)

Our financial results over the last five years have been impacted by:

•	Fluctuations in prices of the metals we produce. The average, high and low daily closing market prices for silver, gold, lead and zinc for each of the last five years are as follows:
	2017	2016	2015	2014	2013
Silver (per oz.):
Average	$17.05	$17.10	$15.70	$19.08	$23.79
High	$18.56	$20.71	$18.23	$22.05	$32.23
Low	$15.22	$13.58	$13.71	$15.28	$18.61
Gold (per oz.):
Average	$1,257	$1,248	$1,160	$1,266	$1,410
High	$1,346	$1,366	$1,296	$1,385	$1,694
Low	$1,151	$1,077	$1,049	$1,142	$1,192
Lead (per lb.):
Average	$1.05	$0.85	$0.81	$0.95	$0.97
High	$1.17	$1.12	$0.97	$1.03	$1.11
Low	$0.91	$0.72	$0.70	$0.82	$0.88
Zinc (per lb.):
Average	$1.31	$0.95	$0.88	$0.98	$0.87
High	$1.53	$1.32	$1.09	$1.10	$0.99
Low	$1.10	$0.66	$0.66	$0.88	$0.81

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for a summary of our average realized and market prices for each of the three years ended December 31, 2017, 2016 and 2015.   Our results of operations are significantly impacted by fluctuations in the prices of silver, gold, lead and zinc, which are affected by numerous factors beyond our control.  See Item 1A. Risk Factors – Financial Risks – A substantial or extended decline in metals prices would have a material adverse effect on us for information on a number of the factors that can impact prices of the metals we produce. Our average realized prices for silver, gold, zinc and lead were higher in 2017 compared to 2016, and were higher in 2016 compared to 2015.  Market metal price trends are a significant factor in our operating and financial performance.  We are unable to predict fluctuations in prices for metals and have limited control over the timing of our concentrate shipments which impacts our realized prices. However, we utilize financially-settled forward contracts for lead and zinc with the objective of managing the exposure to changes in prices of those metals contained in our concentrate shipments between the time of sale and final settlement. In addition, we utilize a similar program for silver and gold with the objective of managing exposure to changes in prices for those metals contained in our concentrate shipments.  See Note 10 of Notes to Consolidated Financial Statements for more information on our base and precious metal forward contract programs.

•

Cost of sales and other direct production costs of $304.7 million in 2017, $338.3 million in 2016, $292.4 million in 2015, $304.4 million in 2014 and $235.3 million in 2013.  Cost of sales and other direct production costs in 2017 and 2016 were impacted by commencement of sales at our San Sebastian unit in the first quarter of 2016. Cost of sales and other direct production costs in 2017 were impacted by suspension of full production at Lucky Friday as a result of a strike, as discussed further below. During 2013, cost of sales and other direct production costs were impacted by the ramp up of production at Lucky Friday during 2013, as discussed below. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for more information.

•

$17.1 million in suspension-related costs at our Lucky Friday unit in 2017, along with $4.2 million in depreciation, depletion, and amortization, as a result of an ongoing strike by unionized employees starting in mid-March 2017 (see the Employees section below for more information). We recognized suspension-related income of $1.4 million in 2013 due to the receipt of business interruption insurance proceeds related to the temporary suspension of production at Lucky Friday during most of 2012. Limited production recommenced at the Lucky Friday unit in the first quarter of 2013, and the mine resumed full production in September 2013.

•

Exploration and pre-development expenditures totaling $29.0 million, $17.9 million, $22.0 million, $19.7 million and $37.7 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

•

Provision for closed operations and environmental matters of $6.7 million, $5.7 million, $12.2 million, $10.1 million and $5.4 million for the years ended December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

•

Net loss on base metal forward contracts of $21.3 million in 2017, and net gains on base metal forward contracts of $4.4 million in 2016, $8.3 million in 2015, $9.1 million in 2014, and $18.0 million in 2013. These losses and gains are related to financially-settled forward contracts on forecasted zinc and lead production as part of a risk management program initiated in 2010.  See Note 10 of Notes to Consolidated Financial Statements for more information on our derivatives contracts.

•

Our acquisition of Aurizon Mines Ltd. ("Aurizon") for $714.5 million in June 2013, which was partially funded by the issuance of 6.875% Senior Notes due 2021 ("Senior Notes") in April 2013 for net proceeds of $490.0 million. We recognized expenses relating to the Aurizon acquisition of $26.4 million in 2013. In addition, in 2017, 2016, 2015, 2014 and 2013 we recorded interest expense related to the Senior Notes, including amortization of issuance costs, of $35.3 million, $20.1 million, $22.7 million, $24.6 million, and $19.1 million, respectively, net of $0.9 million, $16.2 million, $13.5 million, $11.8 million and $6.5 million, respectively, in capitalized interest primarily related to the #4 Shaft project at Lucky Friday which was completed in early 2017.

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

•

Foreign exchange losses in 2017 and 2016 of $10.3 million and $2.9 million, respectively, and gains in 2015, 2014 and 2013 of $24.6 million, $11.5 million and $3.0 million, respectively, primarily due to increased exposure to exchange fluctuations between the U.S. dollar and Canadian dollar as a result of our acquisition of Aurizon.

•

Income tax provisions of $19.9 million, $27.4 million and $56.3 million in 2017, 2016 and 2015, respectively, and income tax benefits of $5.2 million and $9.8 million in 2014 and 2013, respectively. The provision in 2017 included a write-down of U.S. deferred tax assets, mainly due to a change to tax laws under the Tax Cuts and Jobs Act enacted in December 2017, and taxes related to our operations in Mexico and Quebec, partially offset by a benefit from a change in income tax position recognized in the first quarter of 2017 related to the timing of deduction of #4 Shaft development costs at Lucky Friday. See Note 5 of Notes to Consolidated Financial Statements for more information.

•	An increase in the number of shares of our common stock outstanding, which impacts our income (loss) per common share.

A comprehensive discussion of our financial results for the years ended December 31, 2017, 2016 and 2015, individual operating unit performance, general corporate expenses and other significant items can be found in Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, as well as the Consolidated Financial Statements and Notes thereto.

Products and Segments

Our segments are differentiated by geographic region. We produce zinc, lead and bulk flotation concentrates at our Greens Creek unit and lead and zinc flotation concentrates at our Lucky Friday unit, each of which we sell to custom smelters and brokers on contract. The flotation concentrates produced at our Greens Creek and Lucky Friday units contain payable silver, zinc and lead, and at Greens Creek they also contain payable gold. At Greens Creek, we also produce gravity concentrate containing silver, gold and lead. Unrefined bullion (doré) is produced from the gravity concentrate by a third-party processor and sold to a precious metal refiner. We also produce unrefined gold and silver bullion bars (doré) at Casa Berardi and San Sebastian, which are shipped to refiners before sale of the metals to precious metals traders. Payable metals are those included in our products which we are paid for by smelters, brokers and refiners. Our segments as of December 31, 2017 included:

•

The Greens Creek unit located on Admiralty Island, near Juneau, Alaska. Greens Creek is 100% owned and has been in production since 1989, with a temporary care and maintenance period from April 1993 through July 1996.

•

The Lucky Friday unit located in northern Idaho. Lucky Friday is 100% owned and has been a producing mine for us since 1958. As discussed below in the Employees section, unionized employees at Lucky Friday have been on strike since mid-March 2017, resulting in limited production during that time. Following a period of rehabilitation and no production at Lucky Friday in 2012, production returned to historical levels in September 2013.

•

The Casa Berardi unit located in the Abitibi region of northwestern Quebec, Canada. Casa Berardi is 100% owned and was acquired on June 1, 2013 with the purchase of all issued and outstanding common shares of Aurizon. Aurizon had operated and produced from the Casa Berardi mine since late 2006 and began various mine enhancements in an effort to improve operational efficiency, including a shaft deepening project completed in 2014 and a new paste fill facility completed in 2013. In addition to ongoing production from the underground mine, production from the East Mine Crown Pillar ("EMCP") surface mine commenced in July 2016. The addition of surface production and enhancements to the processing facility resulted in increased ore throughput and gold production in 2017.

•

The San Sebastian unit located in the state of Durango, Mexico. San Sebastian is 100% owned, and had previously produced for us from underground mines between 2001 and 2005. Recent near-surface exploration discoveries in the vicinity of the past producing area led to the decision in the third quarter of 2015 to develop shallow open pit mines there. Production commenced from the open pits in the fourth quarter of 2015. Continued exploration resulted in the decision to develop a new underground ramp and rehabilitate the historical underground access. The underground development commenced in the first quarter of 2017, and underground ore production began in January 2018.

The contributions to our consolidated sales by our operating units in 2017 were 48.2% from Greens Creek, 33.3% from Casa Berardi, 14.8% from San Sebastian, and 3.8% from Lucky Friday.

The table below summarizes our production for the years ended December 31, 2017, 2016 and 2015.  Zinc and lead production quantities are presented in short tons (“tons”).

	Year
	2017	2016	2015
Silver (ounces)	12,484,844	17,177,317	11,591,603
Gold (ounces)	232,684	233,929	189,327
Lead (tons)	22,733	42,472	39,965
Zinc (tons)	55,107	68,516	70,073

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

Physical Assets

Our business is capital intensive and requires ongoing capital investment for the replacement, modernization and expansion of equipment and facilities and to develop new ore reserves.  At December 31, 2017, the book value of our properties, plants, equipment and mineral interests, net of accumulated depreciation, was approximately $2.0 billion.  For more information see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. We maintain insurance policies against property loss and business interruption.  However, such insurance contains exclusions and limitations on coverage, and there can be no assurance that claims would be paid under such insurance policies in connection with a particular event.  See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks - Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

Employees

As of December 31, 2017, we employed 1,431 people, including the unionized employees at Lucky Friday currently on strike, as discussed below. With the exception of the employees on strike, we believe relations with our employees are generally good.

Many of the employees at our Lucky Friday unit are represented by a union. The most recent collective bargaining agreement with the unionized employees at our Lucky Friday unit expired on April 30, 2016, and on February 19, 2017, those employees voted against our contract offer.  On March 13, 2017, the unionized employees went on strike, and have been on strike since that time.  In February 2018, we reached an agreement for binding third-party arbitration with the union, subject to ratification by the union membership.  If the arbitration is approved by the union members in March 2018, three arbitrators will decide on one of the following to become effective for a period of three years:  1) the contract we submitted in December 2017 as our revised last, best and final offer or 2) the terms of the collective bargaining agreement that expired in April 2016, as modified by certain changes agreed to by the union and us.  It is anticipated the arbitration would be completed in May 2018.  If the arbitration is not approved by the union members, we will be back at the status quo.  If the arbitration is not approved, it is possible an agreement will not be reached, in which case we cannot predict what might happen next, including what actions we or the union might take in response to failing to reach an agreement.

Available Information

Hecla Mining Company is a Delaware corporation. Our current holding company structure dates from the incorporation of Hecla Mining Company in 2006 and the renaming of our subsidiary (previously Hecla Mining Company) as Hecla Limited. Our principal executive offices are located at 6500 N. Mineral Drive, Suite 200, Coeur d’Alene, Idaho 83815-9408. Our telephone number is (208) 769-4100. Our web site address is www.hecla-mining.com. We file our annual, quarterly and current reports and any amendments to these reports with the SEC, copies of which are available on our website or from the SEC free of charge (www.sec.gov or 800-SEC-0330 or the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549). Charters of our audit, compensation, and corporate governance and directors nominating committees, as well as our Code of Ethics for the Chief Executive Officer and Senior Financial Officers and our Code of Business Conduct and Ethics for Directors, Officers and Employees, are also available on our website. In addition, any amendments to our Code of Ethics or waivers granted to our directors and executive officers will be posted on our website. Each of these documents may be periodically revised, so you are encouraged to visit our website for any updated disclosure in them. We will provide copies of these materials to stockholders upon request using the above-listed contact information, directed to the attention of Investor Relations, or via e-mail request sent to hmc-info@hecla-mining.com.

We have included the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report. Additionally, we filed with the New York Stock Exchange (“NYSE”) the CEO’s certification regarding our compliance with the NYSE’s Corporate Governance Listing Standards (“Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards, which certification was dated June 5, 2017, and indicated that the CEO was not aware of any violations of the Listing Standards.

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

These factors are largely beyond our control and are difficult to predict. If the market prices for these metals fall below our production, exploration or development costs for a sustained period of time, we will experience losses and may have to discontinue exploration, development or operations, or incur asset write-downs at one or more of our properties.  See Item 1. Business – Introduction for information on the average, high, and low daily closing prices for silver, gold, lead and zinc for the last five years.  On February 12, 2018, the closing prices for silver, gold, lead and zinc were $16.43 per ounce, $1,322 per ounce, $1.14 per pound and $1.56 per pound, respectively.

We have had losses that could reoccur in the future.

We have had volatility in our net income (loss) reported in the last five years, as shown in Item 6. Selected Financial Data, including net losses of $23.5 million in 2017, $87.0 million in 2015 and $25.1 million in 2013. A comparison of operating results over the past three years can be found in Results of Operations in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Many of the factors affecting our operating results are beyond our control, including, but not limited to, the volatility of metals prices; smelter terms; rock and soil conditions; seismic events; availability of hydroelectric power; diesel fuel prices; interest rates; foreign exchange rates; global or regional political or economic policies; inflation; availability and cost of labor; economic developments and crises; governmental regulations; continuity of orebodies; ore grades; recoveries; performance of equipment; price speculation by certain investors; and purchases and sales by central banks and other holders and producers of gold and silver in response to these factors. We cannot foresee whether our operations will continue to generate sufficient revenue in order for us to generate net cash from operating activities. There can be no assurance that we will not experience net losses in the future.

An extended decline in metals prices, an increase in operating or capital costs, mine accidents or closures, increasing environmental obligations, or our inability to convert exploration potential to reserves may cause us to record write-downs, which could negatively impact our results of operations.

When events or changes in circumstances indicate the carrying value of our long-lived assets may not be recoverable, we review the recoverability of the carrying value by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Impairment must be recognized when the carrying value of the asset exceeds these cash flows, and recognizing impairment write-downs could negatively impact our results of operations.  Metal price estimates are a key component used in the evaluation of the carrying values of our assets, as the evaluation involves comparing carrying values to the average estimated undiscounted cash flows resulting from operating plans using various metals price scenarios.  Our estimates of undiscounted cash flows for our long-lived assets also include an estimate of the market value of the exploration potential beyond the current operating plans.  We determined there were no events or changes in circumstances indicating the carrying value of our long-lived assets may not be recoverable as of December 31, 2017. However, if the prices of silver, gold, zinc and lead decline for an extended period of time, if we fail to control production or capital costs, if regulatory issues increase costs or decrease production, or if we do not realize the mineable ore reserves or exploration potential at our mining properties, we may be required to recognize asset write-downs in the future. In addition, the perceived market value of the exploration potential of our properties is dependent upon prevailing metals prices as well as our ability to discover economic ore. A decline in metals prices for an extended period of time or our inability to convert exploration potential to reserves could significantly reduce our estimates of the value of the exploration potential at our properties and result in asset write-downs.

Global financial events or developments impacting major industrial or developing countries may have an impact on our business and financial condition in ways that we currently cannot predict.

The 2008 credit crisis and related turmoil in the global financial system and ensuing recession had an impact on our business and financial position, and similar events in the future could also impact us.  The re-emergence of a financial crisis or recession or reduced economic activity in the United States, China, India and other industrialized or developing countries, or disruption of key sectors of the economy such as oil and gas, may have a significant effect on our results of operations or limit our ability to raise capital through credit and equity markets.  The prices of the metals that we produce are affected by a number of factors, and it is unknown how these factors may be impacted by a global financial event or developments impacting major industrial or developing countries.

Commodity and currency risk management activities could prevent us from realizing possible revenues or lower costs, or expose us to losses.

We periodically enter into risk management activities, such as financially-settled forward sales contracts, to manage the prices received on the metals we produce. Such activities are utilized in an attempt to partially insulate our operating results from changes in prices for those metals. However, such activities may prevent us from realizing revenues in the event that the market price of a metal exceeds the price stated in a forward sale contracts. In addition, we may experience losses if a counterparty fails to purchase under a contract when the contract price exceeds the spot price of a commodity.

More specifically, we utilize financially-settled forward contract programs to manage the exposure to changes in silver, gold, lead and zinc prices contained in our concentrate shipments between the time of sale and final settlement, and also utilize such programs to manage the exposure to changes in the prices of lead and zinc contained in our forecasted future concentrate shipments.

In 2016, we also initiated financially-settled forward contract programs to manage exposure to fluctuations in the exchange rates between the U.S. dollar ("USD") and the Canadian dollar ("CAD") and the Mexican peso ("MXN") and the impact on our future operating costs denominated in CAD and MXN. However, such activities may prevent us from realizing possible lower costs on a USD-basis in the event that the USD strengthens relative to the CAD or MXN compared to the exchange rates stated in the forward contracts.

See Note 10 of Notes to Consolidated Financial Statements for more information on these forward contract programs.

Our profitability could be affected by the prices of other commodities.

Our profitability is sensitive to the costs of commodities such as fuel (in particular as used at Greens Creek to generate electricity when hydropower is unavailable), steel, and cement. While the recent prices for such commodities have been stable or in decline, prices have been historically volatile, and material increases in commodity costs could have a significant effect on our results of operations.

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

Future estimates and actual results may differ materially from these estimates as a result of using different assumptions or conditions. For additional information, see Critical Accounting Estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 1 of Notes to Consolidated Financial Statements, and the risk factors set forth below: “Our costs of development of new orebodies and other capital costs may be higher and provide less return than we estimated,” “Our ore reserve estimates may be imprecise,” “We are currently involved in ongoing legal disputes that may materially adversely affect us,” and “Our environmental obligations may exceed the provisions we have made.”

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized.  Otherwise, a valuation allowance is applied against deferred tax assets, reducing the value of such assets.  Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income.  Estimates of future taxable income are based on forecasted income from operations and the application of existing tax laws in each jurisdiction.  Metal price and production estimates are key components used in the determination of our ability to realize the expected future benefit of our deferred tax assets. To the extent that future taxable income differs significantly from estimates as a result of a decline in metals prices or other factors, our ability to realize the deferred tax assets could be impacted.  Additionally, significant future issuances of common stock or common stock equivalents, or changes in the direct or indirect ownership of our common stock or common stock equivalents, could limit our ability to utilize our net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. Future changes in tax law or changes in ownership structure could limit our ability to utilize our recorded tax assets.  Due to the changes to tax laws under the Tax Cuts and Jobs Act enacted in December 2017, we determined it is more likely than not we will not realize our U.S. net deferred tax assets.  Accordingly, we have applied a full valuation allowance on our U.S. net deferred tax assets as of December 31, 2017.  We currently do not have valuation allowances for certain amounts related to foreign deferred tax assets, and our deferred tax assets as of December 31, 2017 were $153.4 million, net of $81.0 million in valuation allowances.  See Note 5 of Notes to Consolidated Financial Statements for further discussion of our deferred tax assets.

Returns for investments in pension plans and pension plan funding requirements are uncertain.

We maintain defined benefit pension plans for most U.S. employees, which provide for defined benefit payments after retirement for most U.S. employees. Canadian and Mexican employees participate in public retirement systems for those countries, and are not eligible to participate in the defined benefit pension plans that we maintain for U.S. employees. The ability of the pension plans maintained for U.S. employees to provide the specified benefits depends on our funding of the plans and returns on investments made by the plans. Returns, if any, on investments are subject to fluctuations based on investment choices and market conditions. In addition, we have a supplemental executive retirement plan which is unfunded. A sustained period of low returns or losses on investments, or future benefit obligations that exceed our estimates, could require us to fund the pension plans to a greater extent than anticipated.  See Note 8 of Notes to Consolidated Financial Statements for more information on our pension plans.

Operation, Development, Exploration and Acquisition Risks

Mining accidents or other adverse events at an operation could decrease our anticipated production.

Production may be reduced below our historical or estimated levels for many reasons, including, but not limited to, mining accidents; unfavorable ground or shaft conditions; work stoppages or slow-downs; lower than expected ore grades; unexpected regulatory actions; if the metallurgical characteristics of ore are less economic than anticipated; or because our equipment or facilities fail to operate properly or as expected. Our mines are subject to risks relating to ground instability, including, but not limited to, pit wall failure, crown pillar collapse, or stope failure. Both the Lucky Friday and Casa Berardi mines have a history of ground instability and related incidents. The occurrence of an event such as those described above could result in loss of life or temporary or permanent cessation of operations, any of which could have a material adverse effect on our financial condition and results of operations. Other closures or impacts on operations or production may occur at any of our mines at any time, whether related to accidents, changes in conditions, changes to regulatory policy, or as precautionary measures.

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

Our ore reserve figures and costs are primarily estimates and are not guarantees that we will recover the indicated quantities of these metals. You are strongly cautioned not to place undue reliance on estimates of reserves (or mineralized material or other resource estimates). Reserves are estimates made by our professional technical personnel of the amount of metals that they believe could be economically and legally extracted or produced at the time of the reserve determination. No assurance can be given that the estimated amount of metal or the indicated level of recovery of these metals will be realized. Reserve estimation is an interpretive process based upon available data and various assumptions. Our reserve estimates may change based on actual production experience. Further, reserves are valued based on estimates of costs and metals prices, which may not be consistent among our properties or across the industry. The economic value of ore reserves may be adversely affected by:

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

Additionally, the term “mineralized material” does not indicate proven and probable reserves as defined by the Securities and Exchange Commission (“SEC”) or our standards. Estimates of mineralized material are subject to further exploration and development, and are, therefore, subject to considerable uncertainty. Despite our history of converting mineralized material to reserves through additional drilling and study work, we cannot be certain that any part or parts of the mineralized material deposit will ever be confirmed or converted into reserves as defined by the SEC or that mineralized material can be economically or legally extracted.

Efforts to expand the finite lives of our mines may not be successful or could result in significant demands on our liquidity, which could hinder our growth.

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

Our business depends on availability of skilled miners and good relations with employees .

We are dependent upon the ability and experience of our executive officers, managers, employees, contractors and their employees, and other personnel, and there can be no assurance that we will be able to retain such employees or contractors. We compete with other companies both in and outside the mining industry in recruiting and retaining qualified employees and contractors knowledgeable about the mining business. From time to time, we have encountered, and may in the future encounter, difficulty recruiting skilled mining personnel at acceptable wage and benefit levels in a competitive labor market, and may be required to utilize contractors, which can be more costly. Temporary or extended lay-offs due to mine closures may exacerbate such issues and result in vacancies or the need to hire less skilled or efficient employees or contractors. The loss of these persons or our inability to attract and retain additional highly skilled employees and contractors could have an adverse effect on our business and future operations.

We or our contractors may experience labor disputes, work stoppages or other disruptions in production that could adversely affect our business and results of operations. The Lucky Friday mine is our only operation where some of our employees are subject to a collective bargaining agreement, and the most recent agreement expired on April 30, 2016.  On February 19, 2017, the unionized employees voted against our contract offer and on March 13, 2017 went on strike and have been on strike since that time. Production at Lucky Friday was suspended from the start of the strike until limited production by salaried personnel commenced in July 2017.  Suspension costs during the strike totaled $17.1 million in 2017, and are combined with non-cash depreciation expense of $4.2 million in 2017 and reported in a separate line item on our consolidated statement of operations.  In February 2018, we reached an agreement for binding third-party arbitration with the union, subject to ratification by the union membership.  If the arbitration is approved by the union members in March 2018, three arbitrators will decide on one of the following to become effective for a period of three years:  1) the contract we submitted in December 2017 as our revised last, best and final offer or 2) the terms of the collective bargaining agreement that expired in April 2016, as modified by certain changes agreed to by the union and us.  It is anticipated the arbitration would be completed in May 2018.  If the arbitration is not approved by the union members, we will be back at the status quo.  We cannot predict whether the union members will approve the arbitration, the outcome of the arbitration, or how long the strike will last or whether an agreement will be reached if the arbitration is not agreed to.  As a result of the strike or other events related to labor at Lucky Friday, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations. Additionally, if we enter into a new labor agreement with any union that significantly increases our labor costs relative to our competitors, our ability to compete may be materially and adversely affected.  Finally, it is possible operations at our other units, including San Sebastian in Mexico, could be subject to disruptions or union-organizing activity due to sympathy or coordinated action with the union or striking employees at the Lucky Friday unit.

Our information technology systems may be vulnerable to disruption which could place our systems at risk from data loss, operational failure, or compromise of confidential information.

We rely on various information technology systems, and on third party developers and contractors, in connection with operations, including production, equipment operation and financial support systems. While we regularly obtain and develop solutions to monitor the security of our systems, they remain vulnerable to disruption, damage or failure from a variety of sources, including errors by employees or contractors, computer viruses, cyber-attacks including phishing, ransomware, and similar malware, misappropriation of data by outside parties, and various other threats. Techniques used to obtain unauthorized access to or sabotage our systems are under continuous and rapid evolution, and we may be unable to detect efforts to disrupt our data and systems in advance. Breaches and unauthorized access carry the potential to cause losses of assets or production, operational delays, equipment failure that could cause other risks to be realized, inaccurate recordkeeping, or disclosure of confidential information, any of which could result in financial losses and regulatory or legal exposure, and could have a material adverse effect on our cash flows, financial condition or results of operations.

Our foreign activities are subject to additional inherent risks.

We currently have foreign operations in Mexico and Canada, and we expect to continue to conduct operations there and possibly other international locations in the future. Because we conduct operations internationally, we are subject to political, social, legal and economic risks such as:

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

Our operations and properties in Canada expose us to additional political risks.

Our properties in Canada, particularly in Quebec, may be of particular interest or sensitivity to one or more interest groups, including aboriginal groups (which are generally referred to as "First Nations"). We have mineral projects in Quebec and British Columbia that are or may be in areas with a First Nations presence. It is our practice to work closely with and consult with First Nations in areas in which our projects are located or which could be impacted by our activities. However, there is no assurance that relationships with such groups will be positive. Accordingly, it is possible that our production, exploration or development activities on these properties could be interrupted or otherwise adversely affected in the future by political uncertainty, native land claims entitlements, expropriations of property, changes in applicable law, governmental policies and policies of relevant interest groups, including those of First Nations. Any changes in law or relations or shifts in political conditions may be beyond our control, or we may enter into agreements with First Nations, all of which may adversely affect our business and operations and if significant, may result in the impairment or loss of mineral concessions or other mineral rights, or may make it impossible to continue our mineral production, exploration or development activities in the applicable area, any of which could have an adverse effect on our financial conditions and results of operations.

We may be subject to a number of unanticipated risks related to inadequate infrastructure.

Mining, processing, development, exploration and other activities depend on adequate infrastructure. Reliable roads, bridges, ports, power sources, internet access and water supply are important to our operations, and their availability and condition affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, amount or complexity of required investment, or other interference in the maintenance or provision of such infrastructure, or government intervention, could adversely affect our mining operations.

Competition from other mining companies may harm our business.

We compete with other mining companies, some of which have greater financial resources than we do or other advantages, in various areas, which include:

•	attracting and retaining key executives, skilled labor, and other employees;

•	for the services of other skilled personnel and contractors and their specialized equipment, components and supplies, such as drill rigs, necessary for exploration and development;

•	for contractors that perform mining and other activities and milling facilities which we lease or toll mill through; and

•	for rights to mine properties.

We face inherent risks in acquisitions of other mining companies or properties that may adversely impact our growth strategy.

We are actively seeking to expand our mineral reserves by acquiring other mining companies or properties. Although we are pursuing opportunities that we feel are in the best interest of our stockholders, these pursuits are costly and often unproductive.

There is a limited supply of desirable mineral properties available in the United States and foreign countries where we would consider conducting exploration and/or production activities. For those that exist, we face strong competition from other mining companies, many of which have greater financial resources than we do. Therefore, we may be unable to acquire attractive companies or mining properties on terms that we consider acceptable.

Furthermore, there are inherent risks in any acquisition we may undertake which could adversely affect our current business and financial condition and our growth. For example, we may not realize the expected value of the companies or properties that are acquired due to declines in metals prices, lower than expected quality of orebodies, failure to obtain permits, labor problems, changes in regulatory environment, failure to achieve anticipated synergies, an inability to obtain financing, and other factors described in these risks factors. Acquisitions of other mining companies or properties may also expose us to new legal, geographic, political, operating, and geological risks.

We may be unable to successfully integrate the operations of the properties we acquire.

Integration of the businesses or the properties we acquire with our existing business is a complex, time-consuming and costly process. Failure to successfully integrate the acquired properties and operations in a timely manner may have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficulties of combining the acquired operations to our existing business include, among other things:

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

The process of integrating operations could cause an interruption of, or a slowdown in, the activities of our business. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage other parts of our business. If our senior management is not able to effectively manage the integration process, or if any business activities are interrupted as a result of the integration process, our business could suffer.

We may not realize all of the anticipated benefits from our acquisitions.

We may not realize all (or any) of the anticipated benefits from any acquisition, such as increased earnings, cost savings and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher than expected acquisition and operating costs or other difficulties, unknown liabilities which may be significant, inaccurate reserve estimates, unrealized exploration potential, and fluctuations in market prices.

The properties we may acquire may not produce as expected, and we may be unable to determine reserve potential, identify liabilities associated with the acquired properties or obtain protection from sellers against such liabilities.

The properties we acquire in any acquisition may not produce as expected, may be in an unexpected condition and we may be subject to increased costs and liabilities, including environmental liabilities. Although we review properties prior to acquisition in a manner consistent with industry practices, such reviews are not capable of identifying all existing or potential adverse conditions. Generally, it is not feasible to review in depth every individual property involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems or permit a buyer to become sufficiently familiar with the properties to fully assess their condition, any deficiencies, and development potential.

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

There are several ongoing legal disputes in which we are involved, and additional actions may be filed against us. We may be subject to future claims, including those relating to environmental damage, safety conditions at our mines, and other matters. The outcomes of these pending and potential claims are uncertain. We may not resolve these claims favorably. Depending on the outcome, these actions could cause adverse financial effects or reputational harm to us. If any of these disputes result in a substantial monetary judgment against us, are settled on terms in excess of our current accruals, or otherwise impact our operations, our financial results or condition could be materially adversely affected. For a description of some of the lawsuits and other claims in which we are involved, see Note 7 of Notes to Consolidated Financial Statements.

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

We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law.

Our business is subject to extensive U.S. and foreign federal, state and local laws and regulations governing environmental protection, natural resources, prospecting, development, production, post-closure reclamation, taxes, labor standards and occupational health and safety laws and regulations, including mine safety, toxic substances and other matters. The costs associated with compliance with such laws and regulations are substantial. Possible future laws and regulations, or more restrictive interpretations of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures, restrictions on or suspensions of operations and delays in the development of new properties.

U.S. surface and underground mines like the Lucky Friday and Greens Creek mines are continuously inspected by the U.S. Mine Safety and Health Administration (“MSHA”), which inspections often lead to notices of violation under the Mine Safety and Health Act. Any of our U.S. mines could be subject to a temporary or extended shutdown as a result of a violation alleged by MSHA.

In addition, we have been and are currently involved in lawsuits or regulatory actions in which we have been accused of causing environmental damage, violating environmental laws, or violating environmental permits, and we may be subject to similar lawsuits or actions in the future. Moreover, such environmental matters have involved both our current and historical operations as well as the historical operations of entities and properties we have acquired. See the risk factors below titled "Our operations are subject to complex, evolving and increasingly stringent environmental laws and regulations," "Compliance with environmental regulations, and litigation based on such regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities," and "Our environmental obligations may exceed the provisions we have made."

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

Our operations, both in the United States and internationally, are subject to extensive environmental laws and regulations governing wastewater discharges; remediation, restoration and reclamation of environmental contamination; the generation, storage, treatment, transportation and disposal of hazardous substances; solid waste disposal; air emissions; protection of endangered and protected species and designation of critical habitats; mine closures and reclamation; and other related matters. In addition, we must obtain regulatory permits and approvals to start, continue and expand operations.

New or revised environmental regulatory requirements are frequently proposed, many of which result in substantially increased costs for our business. See the risk factor below, "Mine closure and reclamation regulations impose substantial costs on our operations, and include requirements that we provide financial assurance supporting those obligations. These costs could significantly increase."

Our U.S. operations are subject to the Clean Water Act, which requires permits for certain discharges into waters of the United States. Such permitting has been a frequent subject of litigation and enforcement activity by environmental advocacy groups and the EPA, respectively, which has resulted in declines in such permits or extensive delays in receiving them, as well as the imposition of penalties for permit violations. In 2015, the regulatory definition of “waters of the United States” that are protected by the Clean Water Act was expanded by the EPA, thereby imposing significant additional restrictions on waterway discharges and land uses. In early, 2018, implementation of the relevant rule was suspended for two years. If these changes are ultimately implemented, they could increase litigation involving water discharge permits, which may result in delays in, or in some instances preclude, the commencement or continuation of development or production operations. Enforcement actions by the EPA could also result. Adverse outcomes in lawsuits challenging permits or failure to comply with applicable regulations or permits could result in the suspension, denial, or revocation of required permits, or the imposition of penalties, any of which could have a material adverse impact on our cash flows, results of operations, or financial condition. See Note 7 of Notes to Consolidated Financial Statements.

Some of the mining wastes from our U.S. mines currently are exempt to a limited extent from the extensive set of EPA regulations governing hazardous waste under the Resource Conservation and Recovery Act (“RCRA”). If the EPA were to repeal this exemption, and designate these mining wastes as hazardous under RCRA, we would be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste storage or disposal facilities. In addition, if any of these wastes or other substances we release or cause to be released into the environment cause or has caused contamination in or damage to the environment at a U.S. mining facility, that facility could be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). Under CERCLA, any present owner or operator of a Superfund site or the owner or operator at the time of contamination may be held jointly and severally liable regardless of fault, and may be forced to undertake extensive remedial cleanup action or to pay for the cleanup efforts. The owner or operator also may be liable to federal, state and tribal governmental entities for the cost of damages to natural resources, which could be substantial. Additional regulations or requirements also are imposed on our tailings and waste disposal areas in Alaska under the federal Clean Water Act.

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

In addition to evolving and expanding environmental regulations providing governmental authorities with the means to make claims against us, private parties have in the past and may in the future bring claims against us based upon damage to property and injury to persons resulting from the environmental, health and safety impacts of prior and current operations (including for exposure to or contamination by lead). Laws in the U.S. such as CERCLA and similar state laws may expose us to joint and several liability, or claims for contribution made by the government (state or federal) or private parties. Moreover, exposure to these liabilities arises not only from our existing but also from closed operations, operations sold to third parties, or operations in which we had a leasehold, joint venture, or other interest. Because liability under CERCLA is often alleged on a joint and several basis against any property owner or operator or arranger for the transport of hazardous waste, and because we have been in operation since 1891, our exposure to environmental claims may be greater because of the bankruptcy or dissolution of other mining companies which may have engaged in more significant activities at a mining site than we but which are no longer available for governmental agencies or other claimants to make claims against or obtain judgments from. Similarly, there is also the potential for claims against us based on agreements entered into by certain affiliates and predecessor companies relating to the transfer of businesses or properties, which contained indemnification provisions relating to environmental matters. In each of the types of cases described in this paragraph, the government (federal or state) or private parties could seek to hold Hecla Limited or Hecla Mining Company liable for the actions of their subsidiaries or predecessors.

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

Uncertainty due to ballot initiative or related legislation regarding salmon in Alaska.

In 2017, a citizen’s initiative entitled “An Act providing for protection of wild salmon and fish and wildlife habitat" was filed with the Alaska Division of Elections petitioning for a ballot initiative under Alaska’s Constitution that would revise Alaska’s fish habitat law. Lt. Gov. Byron Mallott rejected the proposed ballot initiative in September 2017 because he determined that it improperly appropriated a valuable public resource which the Alaska Constitution prohibits. A lawsuit challenging Lt. Gov. Mallott’s decision was filed and a trial court overturned the Lt. Gov.’s decision and ordered the State to certify the petition and allow the citizens group to collect signatures in an effort to qualify the initiative for consideration by the public. The State of Alaska has appealed the trial judge’s ruling to the Alaska Supreme Court which has established a briefing schedule that is anticipated to result in a ruling on whether the proposed initiative complies with the Constitution prior to the time by which the State would be required to print ballot booklets for the election at which the initiative would be considered (summer 2018). Also, under Alaska’s Constitution if the state legislature adopts substantially similar legislation, the ballot initiative is rendered void.

The citizens group proposal closely resembles H.B. 199, legislation introduced during the 2017 Alaska legislative session by Rep. Louise Stutes (R-Kodiak), and would create a new multi-tiered system of permits for projects in fish habitat.   Based on our review of the ballot initiative and H.B. 199, if either were adopted, “anadromous fish habitat” would be redefined to be “…a naturally occurring permanent or intermittent seasonal water body, and the bed beneath, including all sloughs, backwaters, portions of the floodplain covered by the mean annual flood, and adjacent riparian areas, that contribute, directly or indirectly, to the spawning, rearing, migration, or overwintering of anadromous fish.”  Major projects, including mining operations like Greens Creek, will require a Major Fish Habitat Permit in order to have adverse impacts on habitat.  A Major Fish Habitat Permit, under the initiative or the statute, may not be granted if an activity will, amongst other things, “store or dispose of mining waste, including overburden, and tailings in a way that could result in the release or discharge of sulfuric acid, other acids, dissolved metals, toxic pollutants, or other compounds that will adversely affect, directly or indirectly, anadromous fish habitat, fish or wildlife species that depend on anadromous fish habitat.”

At this time, we cannot determine with certainty whether the initiative or H.B.199 will be approved by the voters or enacted by the legislature in their current or a revised form; how the Alaska Supreme Court will rule on appeal; if legislation is enacted by the legislature whether it will be substantially similar to the ballot initiative; or how the initiative or H.B.199 would be applicable to Greens Creek in the future.  However, tailings and waste rock at Greens Creek are currently placed in storage facilities that are located in what would be defined as “anadromous fish habitat” under the initiative, and otherwise could be impacted by H.B. 199’s prohibition against any facility in defined habitat that “…necessitates water treatment, groundwater pumping, or other means of mechanical, chemical, or human intervention in perpetuity”.   Therefore, if either is passed, renewal of permits associated with these facilities would be difficult, if not impossible, and any future expansion of Greens Creek tailings and waste facilities could be disallowed.

Legal challenges could prevent the Rock Creek or Montanore projects from ever being developed.

The proposed development of our Rock Creek project has been challenged by several regional and national conservation groups at various times since the U.S. Forest Service ("USFS") issued its initial Record of Decision ("ROD") in 2003 approving Revett Mining Company’s plan of operation (Revett is now our wholly-owned subsidiary, named Hecla Montana, Inc.). Some of these challenges have alleged violations of a variety of federal and state laws and regulations pertaining to Revett’s permitting activities at Rock Creek, including the Endangered Species Act, the National Environmental Policy Act ("NEPA"), the General Mining Law of 1872 ("1872 Mining Law"), the Federal Land Policy Management Act, the Wilderness Act, the National Forest Management Act, the Clean Water Act, the Clean Air Act, the Forest Service Organic Act of 1897, and the Administrative Procedure Act. Although Revett successfully addressed most of these challenges, Revett was directed by the Montana Federal District Court in May 2010 to produce a Supplemental Environmental Impact Statement (“SEIS”) to address NEPA procedural deficiencies that were identified by the court. We cannot predict how possible future challenges will be resolved. Possible new court challenges in the future to the final SEIS and ROD may delay the planned development at Rock Creek. If we are successful in completing the SEIS and defending any challenges to Rock Creek, we would still be required to comply with a number of requirements and conditions as development progresses, failing which could make us unable to continue with development activities.

A joint final Environmental Impact Statement on our Montanore project was issued in December 2015 by the USFS and Montana Department of Environmental Quality, and each agency issued a Record of Decision ("ROD") in February 2016 providing approval for development of the Montanore project. However, private conservation groups have taken and may in the future take actions to oppose or delay the Montanore project. On May 30, 2017, the Montana Federal District Court issued Opinions and Orders in three lawsuits challenging previously granted environmental approvals for the Montanore project. The Orders overturned the approvals for the project granted by the USFS and the United States Fish and Wildlife Service, and in each case remanded the ROD and associated planning documents for further review by the agencies consistent with its Opinions. In June 2017, the Court vacated the agencies' approvals for the project. As a result, additional work must be performed by the agencies to address the deficiencies in the ROD and associated planning documents identified by the Court, and new approvals must be granted, before the project may proceed beyond certain preliminary actions. In addition, there are two lawsuits pending which involve potential defects in title or limiting our access to the properties comprising the Montanore project. A development or outcome from one of these or any other lawsuit could limit our ability to access, develop or operate the Montanore project.

Rock Creek and Montanore are significant projects obtained in the acquisitions of Revett and Mines Management in 2015 and 2016, respectively. However, even if Rock Creek and Montanore are permitted, there is no assurance that they will be successfully developed or operated, including, among other reasons, because financing necessary to develop the projects may be unavailable.

Mine closure and reclamation regulations impose substantial costs on our operations, and include requirements that we provide financial assurance supporting those obligations. These costs could significantly increase.

We are required by U.S. federal and state laws and regulations and by laws and regulations in the foreign jurisdictions we operate in to reclaim our mining properties. The specific requirements vary among jurisdictions. In some cases, we are required to provide financial assurances as security for reclamation costs, which may exceed our estimates for such costs. Conversely, our reclamation costs may exceed the financial assurances in place and those assurances may ultimately be unavailable to us.

The EPA and state agencies may also require financial assurance for investigation and remediation actions that are required under settlements of enforcement actions under CERCLA or equivalent state regulations. Currently there are no financial assurance requirements for active mining operations under CERCLA, but in January 2017, in response to a lawsuit filed previously by several environmental organizations, the EPA proposed rules for financial assurance regulations under CERCLA governing the hard rock mining industry, which includes us. In December 2017, the EPA issued a notice of their decision not to issue final regulations for the proposed rules. However, the EPA may propose similar rules in the future, and it is uncertain how any such requirements, if adopted, would affect the amount and form of our existing and future financial assurance obligations or the extent to which they will supplement or replace state requirements. However, based on the draft of the rules proposed in January 2017, any new requirements, if adopted, may be financially material and adverse to us.

 Our environmental obligations may exceed the provisions we have made.

We are subject to significant environmental obligations.  At December 31, 2017, we had accrued $86.0 million as a provision for environmental obligations. There can be no assurance that we have accurately estimated these environmental obligations, and in the future our accrual could materially change. Our environmental obligations could have a material adverse impact on our cash flows, results of operations, or financial condition. For information on our potential environmental liabilities, see Note 4 and Note 7 of Notes to Consolidated Financial Statements.

We face risks relating to transporting our products, as well as transporting employees and materials at Greens Creek.

Certain of the products we ship to our customers are subject to regulatory requirements regarding shipping, packaging, and handling of products that may be considered dangerous to human health or the environment. Although we believe we are currently in compliance with all material regulations applicable to shipping, packaging, and handling our products, the chemical properties of our products or existing regulations could change and cause us to fall out of compliance, or force us to incur substantial additional expenditures to maintain compliance with applicable regulations. Further, we do not ship our own products but instead rely on third party carriers to ship our products to our customers. To the extent that any of our carriers are unable or unwilling to ship our products in accordance with applicable regulations, including because of difficulty in obtaining, or increased cost of, insurance, or are involved in accidents during transit, we could be forced to find alternative shipping arrangements, assuming such alternatives would be available, and we could face liability as a result of any accident. Any such changes to our current shipping arrangements or accidents involving the shipment of our products could have a material adverse impact on our operations and financial results.

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

Unpatented mining claims constitute a significant portion of our undeveloped property holdings in the United States. For our operations in Canada and Mexico, we hold mining claims, mineral concession titles and mining leases that are obtained and held in accordance with the laws of the respective countries, which provide Hecla the right to exploit and explore the properties. The validity of the claims, concessions and leases could be uncertain and may be contested. Although we have conducted title reviews of our property holdings, title review does not necessarily preclude third parties (including governments) from challenging our title. In accordance with mining industry practice, we do not generally obtain title opinions until we decide to develop a property. Therefore, while we have attempted to acquire satisfactory title to our undeveloped properties, some titles may be defective.

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

From the fourth quarter of 2011 through and including the fourth quarter of 2017, our board of directors has declared a common stock dividend under the policy described above (although in some cases only a minimum dividend was declared and none relating to the average realized price of silver due to the prices not meeting the policy threshold). The declaration and payment of common stock dividends, whether pursuant to the policy or in addition thereto, is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future. In addition, the indenture governing our Senior Notes limits our ability to pay dividends.

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

In addition, amendment of most of the provisions described above requires approval of at least 80% of the outstanding voting stock.

 If we cannot meet the New York Stock Exchange continued listing requirements, the NYSE may delist our common stock.

Our common stock is currently listed on the NYSE. In the future, if we are not able to meet the continued listing requirements of the NYSE, which require, among other things, that the average closing price of our common stock be above $1.00 over 30 consecutive trading days, our common stock may be delisted. Our closing stock price on February 12, 2018 was $3.75.

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

Risks Relating to Our Debt

Our level of debt could impair our financial health and prevent us from fulfilling our obligations under our existing and future indebtedness.

As of December 31, 2017, we had total indebtedness of approximately $514.0 million. Our level of debt and our debt service obligations could:

•	make it more difficult for us to satisfy our obligations with respect to the Senior Notes;

•	reduce the amount of funds available to finance our operations, capital expenditures and other activities;

•	increase our vulnerability to economic downturns and industry conditions;

•	limit our flexibility in responding to changing business and economic conditions, including increased competition and demand for new products and services;

•	place us at a disadvantage when compared to our competitors that have less debt;

•	increase our cost of borrowing; and

•	limit our ability to borrow additional funds.

We and our subsidiaries may incur substantial additional indebtedness in the future. Although the indenture governing our Senior Notes contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. In May 2016, we entered into our senior credit facility, which allows us to draw up to $100 million on a revolving basis.

If new debt is added to our and our subsidiaries’ existing debt levels, the risks associated with such debt that we currently face would increase. In addition, the indenture governing the Senior Notes does not prevent us from incurring additional indebtedness under that agreement.

Our Senior Notes and the guarantees thereof are effectively subordinated to any of our and our guarantors’ secured indebtedness to the extent of the value of the collateral securing that indebtedness.

Our Senior Notes and the guarantees thereof are not secured by any of our assets or the assets of our subsidiaries. The indenture governing the Senior Notes permits us to incur secured debt up to specified limits. As a result, the Senior Notes and the guarantees thereof are effectively subordinated to our and our subsidiary guarantors’ future secured indebtedness with respect to the collateral that secures such indebtedness, including any borrowings under our revolving credit facility. Upon a default in payment on, or the acceleration of, any of our secured indebtedness, or in the event of bankruptcy, insolvency, liquidation, dissolution, reorganization or other insolvency proceeding involving us or such guarantor, the proceeds from the sale of collateral securing any secured indebtedness will be available to pay obligations on the Senior Notes only after such secured indebtedness has been paid in full. As a result, the holders of the Senior Notes may receive less, ratably, than the holders of secured debt in the event of a bankruptcy, insolvency, liquidation, dissolution, reorganization or other insolvency proceeding involving us or such guarantor.

Any draw-downs on our $100 million revolving credit facility would be secured debt.

We may be unable to generate sufficient cash to service all of our indebtedness and meet our other ongoing liquidity needs and may be forced to take other actions to satisfy our obligations under our indebtedness, which may be unsuccessful.

Our ability to make scheduled payments or to refinance our debt obligations and to fund our planned capital expenditures and other ongoing liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that borrowings will be available to us to (1) pay the principal, premium, if any, and interest on our indebtedness, including the Senior Notes which are due May 1, 2021, or (2) to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity; however, we may be unable to do so on commercially reasonable terms or at all.

In addition, we conduct substantially all of our operations through our subsidiaries, certain of which are not guarantors of our indebtedness. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of our indebtedness, our subsidiaries do not have any obligation to pay amounts due with respect to our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the credit agreement governing our revolving credit facility and the indenture governing our Senior Notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

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

In addition, our revolving credit facility requires us to comply with various covenants. A breach of any of these covenants could result in an event of default under the agreement governing our revolving credit facility that, if not cured or waived, could give the holders of the defaulted debt the right to terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately. Acceleration of any of our debt could result in cross-defaults under our other debt instruments, including the indenture governing our Senior Notes, as well as certain forward sales contracts which may be outstanding from time to time. Our assets and cash flow may be insufficient to repay borrowings fully under all of our outstanding debt instruments if any of our debt instruments are accelerated upon an event of default, which could force us into bankruptcy or liquidation. In such an event, we may be unable to repay our debt obligations. In addition, in some instances, this would create an event of default under the indenture governing our Senior Notes.

Our Senior Notes are structurally subordinated to all liabilities of our non-guarantor subsidiaries.

The Senior Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries that are not guaranteeing the Senior Notes, which include all of our non-domestic subsidiaries and certain other subsidiaries. These non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the Senior Notes, or to make any funds available therefor, whether by dividends, loans, distributions or other payments. Any right that we or the guarantors have to receive any assets of any of the non-guarantor subsidiaries upon the liquidation or reorganization of those subsidiaries, and the consequent rights of holders of the Senior Notes to realize proceeds from the sale of any of those subsidiaries’ assets, will be effectively subordinated to the claims of those subsidiaries’ creditors, including trade creditors and holders of preferred equity interests of those subsidiaries. Accordingly, in the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, these non-guarantor subsidiaries will pay the holders of their debts, holders of preferred equity interests and their trade creditors before they will be able to distribute any of their assets to us or any guarantor. Unless they are guarantors of the Senior Notes or our other indebtedness, our subsidiaries do not have any obligation to pay amounts due on the Senior Notes or our other indebtedness or to make funds available for that purpose.

For the year ended December 31, 2017, our non-guarantor subsidiaries represented 48% of our sales of metals and 46% of our operating expenses. As of December 31, 2017, our non-guarantor subsidiaries represented 37% of our total assets and 20% of our total liabilities, including trade payables, deferred tax liabilities and royalty obligations but excluding intercompany liabilities.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Assuming all revolving loans were fully drawn, each one percentage point change in interest rates would result in a $1.0 million change in annual cash interest expense on our credit facility.

Key terms of the Senior Notes will be suspended if the Senior Notes achieve investment grade ratings and no default or event of default has occurred and is continuing.

Many of the covenants in the indenture governing the Senior Notes will be suspended if the Senior Notes are rated investment grade by Standard & Poor’s and Moody’s provided at such time no default or event of default has occurred and is continuing, including those covenants that restrict, among other things, our ability to pay dividends, incur debt and to enter into certain other transactions. There can be no assurance that the Senior Notes will ever be rated investment grade. However, suspension of these covenants would allow us to engage in certain transactions that would not be permitted while these covenants were in force, and the effects of any such transactions will be permitted to remain in place even if the Senior Notes are subsequently downgraded below investment grade.

We may be unable to repurchase Senior Notes in the event of a change of control as required by the indenture.

Upon the occurrence of certain kinds of change of control events specified in the indenture, holders of the Senior Notes will have the right to require us to repurchase all of the Senior Notes at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. Any change of control also would constitute a default under our revolving credit facility. Therefore, upon the occurrence of a change of control, the lenders under our revolving credit facility would have the right to accelerate their loans and, if so accelerated, we would be required to repay all of our outstanding obligations under such facility. We may not be able to pay the Senior Note holders the required price for their notes at that time because we may not have available funds to pay the repurchase price. In addition, the terms of other existing or future debt may prevent us from paying the Senior Note holders. There can be no assurance that we would be able to repay such other debt or obtain consents from the holders of such other debt to repurchase the Senior Notes. Any requirement to offer to purchase any outstanding Senior Notes may result in us having to refinance our outstanding indebtedness, which we may not be able to do. In addition, even if we were able to refinance our outstanding indebtedness, such financing may be on terms unfavorable to us.

Holders of the Senior Notes may not be able to determine when a change of control giving rise to their right to have the Senior Notes repurchased has occurred following a sale of “substantially all” of our assets.

The definition of change of control in the indenture governing the Senior Notes includes a phrase relating to the sale of “all or substantially all” of our assets. There is no precise established definition of the phrase “substantially all” under applicable law. Accordingly, the ability of a holder of Senior Notes to require us to repurchase its notes as a result of a sale of less than all our assets to another person may be uncertain.

Federal and state fraudulent transfer laws may permit a court to void the Senior Notes or any of the guarantees thereof, and if that occurs, holders of the Senior Notes may not receive any payments on the notes.

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

•	we or the subsidiary guarantor intended to, or believed that we or such subsidiary guarantor would, incur debts beyond our or such subsidiary guarantor’s ability to pay as they mature.

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

We cannot be certain as to the standards a court would use to determine whether or not we or any subsidiary guarantor was insolvent at the relevant time or, regardless of the standard that a court uses, whether the Senior Notes or any guarantees would be subordinated to our or any subsidiary guarantor’s other debt. In general, however, a court would deem an entity insolvent if:

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

The subsidiary guarantees contain a “savings clause” intended to limit the subsidiary guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its subsidiary guarantee to be a fraudulent transfer. This provision may not be effective to protect any subsidiary guarantees from being avoided under fraudulent transfer law. Furthermore, in Official Committee of Unsecured Creditors of TOUSA, Inc. v Citicorp North America, Inc., the U.S. Bankruptcy Court in the Southern District of Florida held that a savings clause similar to the savings clause used in the indenture was unenforceable. As a result, the subsidiary guarantees in that case were found to be fraudulent conveyances. The United States Court of Appeals for the Eleventh Circuit affirmed the liability findings of the Bankruptcy Court without ruling directly on the enforceability of savings clauses generally. If the TOUSA decision were followed by other courts, the risk that the guarantees would be deemed fraudulent conveyances would be significantly increased.

To the extent that any subsidiary guarantee is avoided, then, as to that subsidiary, the guaranty would not be enforceable.

If a court were to find that the issuance of the Senior Notes or the incurrence of any guarantee was a fraudulent transfer or conveyance, the court could (1) void the payment obligations under the Senior Notes or such guarantee, (2) subordinate the Senior Notes or such guarantee to presently existing and future indebtedness of ours or of the related subsidiary guarantor or (3) require the holders of the Senior Notes to repay any amounts received with respect to such guarantee. In the event of a finding that a fraudulent transfer or conveyance occurred, holders of the Senior Notes may not receive any repayment on the Senior Notes. Further, the avoidance of the Senior Notes could result in an event of default with respect to our and our subsidiaries’ other debt that could result in acceleration of that debt.

Finally, as a court of equity, a bankruptcy court could subordinate the claims in respect of the Senior Notes to other claims against us under the principle of equitable subordination if the court determines that (1) the holders of the Senior Notes engaged in some type of inequitable conduct, (2) the inequitable conduct resulted in injury to our other creditors or conferred an unfair advantage upon the holders of the Senior Notes and (3) equitable subordination is not inconsistent with the provisions of the Bankruptcy Code.

Our credit ratings may not reflect all risks associated with an investment in our Senior Notes.

Credit rating agencies rate our debt securities on factors that include our results of operations, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading, or downgrading the current rating or placing us on a watch list for possible future downgrading. At February 12, 2018, our Senior Notes were rated “B" with a stable outlook by Standard and Poor’s and “B3" with a stable outlook by Moody’s Investors Service. In February 2016, Standard and Poor's lowered their rating of our Senior Notes from a previous "B" rating to a "B-" rating, prior to restoring it to "B" in June 2017. In January 2016, Moody's indicated that they had placed us, along with other mining companies, on review for downgrade. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading would likely increase our cost of financing, limit our access to the capital markets and have an adverse effect on the market price of our securities, including our Senior Notes. We cannot be assured that our credit ratings will not be downgraded in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

OPERATING PROPERTIES

The Greens Creek Unit

Various of our subsidiaries collectively own 100% of the Greens Creek mine, located on Admiralty Island near Juneau in southeast Alaska. Admiralty Island is accessed by boat, float plane, or helicopter. On the island, the mine site and various surface facilities are accessed by 13 miles of all-weather gravel roads. The Greens Creek mine has been in production since 1989, with a temporary care and maintenance period from April 1993 through July 1996.  Since the start of production, Greens Creek has been owned and operated through various joint venture arrangements.  For approximately 15 years prior to April 16, 2008, our wholly-owned subsidiary, Hecla Alaska LLC, owned an undivided 29.7% joint venture interest in the assets of Greens Creek.  On April 16, 2008, we completed the acquisition of all of the equity of two Rio Tinto subsidiaries holding a 70.3% interest in the Greens Creek mine, and which previously operated the mine, for approximately $758.5 million.  The acquisition gave us through various of our subsidiaries control of 100% of the Greens Creek mine.

The Greens Creek orebody contains silver, zinc, gold and lead, and lies within the Admiralty Island National Monument, an environmentally sensitive area. The Greens Creek property includes 440 unpatented lode mining claims, 58 unpatented millsite claims, 17 patented lode claims and one patented millsite. In addition, the Greens Creek site includes properties under lease from the U.S. Forest Service ("USFS") for a road right-of-way, mine portal and mill site access, camp site, mine waste area and tailings impoundment. The USFS leases have varying expiration terms. Greens Creek also has title to mineral rights on 7,301 acres of federal land acquired through a land exchange with the USFS. We are currently exploring, but not mining, on such federal land. The claims and leases above comprise a total area of approximately 24 square miles.

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

Pursuant to a 1996 land exchange agreement, the joint venture owning Greens Creek transferred private property equal to a value of $1.0 million to the USFS and received exploration and mining rights to approximately 7,500 acres of land with mining potential surrounding the existing mine. Any production from new ore discoveries on the exchanged lands will be subject to a federal royalty included in the land exchange agreement. The royalty is only due on any production from reserves that are not part of Greens Creek’s extralateral rights. Thus far, there has been no production triggering payment of the royalty. The royalty is 3% if the average value of the ore during a year is greater than the benchmark, and 0.75% if the value is equal to or less than the benchmark. The benchmark of $120 per ton was adjusted annually in July according to the Gross Domestic Product (GDP) Implicit Price Deflator until the year 2016. The benchmark was fixed after 2016 and was approximately $161 per ton at December 31, 2017.

Greens Creek is an underground mine accessed by a ramp from surface which produces approximately 2,300 tons of ore per day. The primary mining methods are cut and fill and longhole stoping. The Greens Creek ore processing facility includes a SAG/ball mill grinding circuit to grind the run of mine ore to liberate the minerals and produce a slurry suitable for differential flotation of mineral concentrates.  A gravity circuit recovers free gold that exists as electrum, a gold/silver alloy in the ore.  Gravity concentrates are produced from this circuit prior to flotation.  Three flotation concentrates are produced: a lead concentrate which contains most of the silver recovered; a zinc concentrate which is low in precious metals content; and a zinc-rich bulk concentrate that contains gold, silver, zinc, and lead and must be marketed to an imperial smelter.  Doré is produced from the gravity concentrate by a third-party processor and further refined and sold to precious metal traders. The concentrate products are sold to a number of smelters and traders worldwide.  See Note 11 of Notes to Consolidated Financial Statements for information on the significant customers for Greens Creek’s products. Concentrates are shipped from the Hawk Inlet marine terminal about nine miles from the mill.

In 2017, ore was processed at an average rate of approximately 2,300 tons per day and total mill recovery was approximately 77% for silver, 86% for zinc, 79% for lead and 65% for gold.  The processing facility was originally constructed in 1988, with the first production commencing in 1989. Various modifications and upgrades have been made since that time.  Changes to the flotation circuit have included:  installation of regrind mills in 1992; mill recommissioning in 1996; expansion of concentrate cleaning equipment in 2000 and 2001; addition of a swing cell option in 2004, allowing for a reduction in bulk concentrate production; addition of an on-stream analyzer in 2006; expansion of lead rougher equipment in 2007; retrofit of two column sparge systems in 2010 and 2011; replacement of the carbon flotation columns complete with sparger upgrades in 2012 and 2013; installation of a replacement on-stream analyzer with an additional multiplexer in 2013 and 2014; and replacement of the sulfuric acid system with a carbon dioxide system for pH control in 2015.  Significant changes to the grinding circuit since original construction have included a new motor, two stage screening, and various internal lining modifications for the SAG mill, and replacement of the primary cyclones and the addition of a trommel magnet in the ball mill. In 2017, the swing cells were replaced with Woodgrove staged flotation reactor cells.

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

The employees at Greens Creek are employees of Hecla Greens Creek Mining Company, our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 423 employees at the Greens Creek unit at December 31, 2017.

Definition drilling in 2017 focused on defining mineralized material at the East, Northwest West, Southeast, West, Upper Plate and Deep 200 South zones. After applying economic analysis to these drilling results, we believe this mineralized material will likely be converted into reserves in the future, primarily in the East Ore and West zones. While ore tonnage in the reserve did not change significantly, silver-equivalent ounces in the reserve experienced a notable increase driven by high-grade definition and exploration drill results, the new net smelter return terms (improved by-product credits and payable portions for zinc and gold) as well as various design changes made to reduce dilution. Underground exploration activities at Greens Creek in 2017 continued to define new mineralization along trend of the East, Gallagher, 9A, Deep 200 South, Southwest Bench and Upper Plate zones.

Planned activities to potentially add reserves in 2018 include additional drilling of the East Ore, Upper Plate, Lower Southwest and Deep 200 South zones as well as a new exploration drift in the Upper Plate. Exploration targets in 2018 are expected to include Upper Plate, Deep Southwest, and West zones. Development is planned in 2019 for a major new exploration drift which we believe will enable definition of targets in the deepest areas of the 200 South Zone. Surface exploration drilling is expected to evaluate the projections to surface of the Upper Plate and 5250 zones and the deeper, western projections of the Southwest Bench and Gallagher zones.

As of December 31, 2017, we have recorded a $41.7 million asset retirement obligation for reclamation and closure costs. We maintained a $72.8 million reclamation and long-term water treatment bond for Greens Creek as of December 31, 2017.  The net book value of the Greens Creek unit property and its associated plant, equipment and mineral interests was approximately $611.0 million as of December 31, 2017.

Based on current estimates of reserves and mineralized material, the currently expected remaining mine life at Greens Creek is 10 years. Information with respect to production, average Cash Cost, After By-product Credits, Per Silver Ounce, All-In Sustaining Costs ("AISC"), After By-product Credits, Per Silver Ounce, and proven and probable ore reserves is set forth in the following table.

	Years Ended December 31,
Production	2017	2016	2015
Ore milled (tons)	839,589	815,639	814,398
Silver (ounces)	8,351,882	9,253,543	8,452,153
Gold (ounces)	50,854	53,912	60,566
Zinc (tons)	52,547	57,729	61,934
Lead (tons)	17,996	20,596	21,617

Cost of sales and other direct production costs and depreciation, depletion and amortization	$201,803	$191,297	$195,276
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$0.71	$3.84	$3.91
AISC, After By-Product Credits, per Silver Ounce (1)	$5.76	$9.42	$10.08

Proven Ore Reserves(2,3,4,5,6,7)
Total tons	7,200	9,100	10,100
Silver (ounces per ton)	12.2	15.5	20.8
Gold (ounces per ton)	0.09	0.09	0.12
Zinc (percent)	6.1	6.6	9
Lead (percent)	2.4	2.5	3.7
Contained silver (ounces)	88,600	140,400	209,900
Contained gold (ounces)	600	800	1,200
Contained zinc (tons)	440	600	910
Contained lead (tons)	170	230	370

Probable Ore Reserves(2,3,4,5,6,7)
Total tons	7,542,500	7,585,000	7,204,100
Silver (ounces per ton)	11.9	11.7	12.3
Gold (ounces per ton)	0.10	0.09	0.09
Zinc (percent)	8.1	7.6	8.1
Lead (percent)	3.0	2.9	3.0
Contained silver (ounces)	90,130,300	88,728,600	88,522,900
Contained gold (ounces)	724,800	672,100	675,500
Contained zinc (tons)	614,390	575,530	581,730
Contained lead (tons)	224,880	217,050	218,030

Total Proven and Probable Ore Reserves(2,3,4,5,6,7)
Total tons	7,549,700	7,594,100	7,214,200
Silver (ounces per ton)	11.9	11.7	12.3
Gold (ounces per ton)	0.10	0.09	0.09
Zinc (percent)	8.1	7.6	8.1
Lead (percent)	3.0	2.9	3.0
Contained silver (ounces)	90,218,900	88,869,000	88,732,800
Contained gold (ounces)	725,400	672,900	676,700
Contained zinc (tons)	614,830	576,130	582,640
Contained lead (tons)	225,050	217,280	218,400

(1)

Includes by-product credits from gold, lead and zinc production. Cash Cost, After By-product Credits, Per Silver Ounce and AISC, After By-product Credits, Per Silver Ounce represent measurements that are not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe these measurements provide indicators of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other operating mining properties. A reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, to these non-GAAP measures can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

(2)

The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. The term “economically,” as used in the definition of reserve, means that profitable extraction or production has been established or analytically demonstrated to be viable and justifiable under reasonable investment and market assumptions. The term “legally,” as used in the definition of reserve, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. However, for a reserve to exist, we must have a justifiable expectation, based on applicable laws and regulations, that issuance of permits or resolution of legal issues necessary for mining and processing at a particular deposit will be accomplished in the ordinary course and in a time frame consistent with our current mine plans.

(3)

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

	December 31,
	2017	2016	2015
Silver (per ounce)	$14.50	$14.50	$14.50
Gold (per ounce)	$1,200	$1,200	$1,100
Lead (per pound)	$0.90	$0.90	$0.90
Zinc (per pound)	$1.05	$1.05	$0.90

(3)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2017 reserve model assumes average total mill recoveries of 77% for silver, 65% for gold, 86% for zinc and 79% for lead.

(4)	The changes in reserves in 2017 versus 2016 and 2016 versus 2015 were due to the addition of data from new drill holes, partially offset by continued depletion of the deposit through production.

(5)

Probable reserves at the Greens Creek unit are based on average drill spacing of 50 to 100 feet. Proven reserves typically require that mining samples are partly the basis of the ore grade estimates used, while probable reserve grade estimates can be based entirely on drilling results.  The proven reserves reported for Greens Creek for 2017 represent stockpiled ore.

(6)

Greens Creek ore reserve estimates were prepared by Paul Jensen, Chief Geologist, Kerry Lear, Senior Resource Geologist (contractor), and Kyle Mehalek, Planning Engineer, at the Greens Creek unit and reviewed by Keith Blair, Chief Resource Geologist at Hecla Limited and Dean McDonald, Senior Vice President of Exploration.

(7)

An independent review of the 2016 reserve model for Greens Creek was performed by Roscoe Postle Associates Inc. during 2017. An independent review of the modeling process at Greens Creek was performed by Amec Foster Wheeler E&C Services, Inc. during 2016.

The Lucky Friday Unit

Since 1958, we have owned and operated the Lucky Friday mine, a deep underground silver, lead and zinc mine located in the Coeur d’Alene Mining District in northern Idaho. Lucky Friday is one-quarter mile east of Mullan, Idaho, and is adjacent to U.S. Interstate 90. The mine site and various surface facilities are accessed by paved roads from U.S. Interstate 90.  The Lucky Friday mine is comprised of 710 acres of patented mining claims and fee lands and 535 acres of unpatented mining claims. We also own or control approximately 26 square miles of mineral interests, which include patented mining and millsite claims, fee lands, and unpatented mining claims, that are adjacent to the Lucky Friday mine property. Below is a map illustrating the location and access to the Lucky Friday unit:

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

The second ore-bearing structure, known as the Lucky Friday Expansion Area, or Gold Hunter, has been mined since 1997 pursuant to an operating agreement with Silver Hunter Mining Company (“Silver Hunter”), our wholly owned subsidiary.  During 1991, we discovered several mineralized structures containing some high-grade silver ores in an area known as the Gold Hunter property, approximately 5,000 feet northwest of the then existing Lucky Friday workings. This discovery led to the development of the Gold Hunter property on the 4900 level. At approximately 4,900 feet below surface, the Gold Hunter Veins are hosted in a 200-foot thick siliceous lens within the Wallace Formation that transitions to the St. Regis Formation below 5,900 feet. We are currently mining at approximately 5,900 feet below surface. The veins are sub-parallel, and are numbered consecutively from the hanging wall of the favorable horizon to the footwall. The strike of the vein system is west-northwest with a dip of 85 degrees to the south. The 30 Vein, which has been demonstrated to contain higher silver grades, represents approximately 66% of our current proven and probable ore reserve tonnages, while the remaining 34% of our reserves are contained in various intermediate veins having lower silver grades than 30 Vein. The width of 30 Vein ranges from approximately 0.5 feet to 15.4 feet, with an average width of approximately 7.4 feet. While the veins share many characteristics with the Lucky Friday Vein, the Gold Hunter area possesses some mineralogical and rock mechanics differences that make it more favorable to mine at this time. On November 6, 2008, we, through Silver Hunter, completed the acquisition of substantially all of the assets of Independence Lead Mines Company, which held an interest in the Gold Hunter property. The acquisition included all future interests or royalty obligations to Independence and the mining claims pertaining to the operating agreement with Hecla Limited that was assigned to Silver Hunter.

The principal mining method at the Lucky Friday unit is ramp access, cut and fill. This method utilizes rubber-tired equipment to access the veins through ramps developed outside of the ore body. Once a cut is taken along the strike of the vein, it is backfilled with cemented tailings and the next cut is accessed, either above or below, from the ramp system.

In 2017, we began work with a third-party equipment manufacturer to develop a remote vein miner ("RVM"), a disc-cutting, continuous-mining machine.  We believe RVMs could be used to eliminate the current drill-and-blast method and increase safety and productivity at Lucky Friday.  We conducted engineering of the machine and ordered long-lead components for the first RVM in late 2017, and we expect to begin commissioning of the machine in 2019.

As discussed further below, the unionized employees at Lucky Friday have been on strike since mid-March 2017, resulting in limited production during that time. For the two months ended February 28, 2017, production averaged 812 tons milled per day, and total mill recovery was approximately 96% for silver, 95% for lead, and 93% for zinc. The mill has operated intermittently during the strike period. Ore at the Lucky Friday is processed using a conventional lead/zinc flotation flowsheet, with process control guided by a real-time, on-line analyzer.  Run of mine ore is crushed in a conventional three stage crushing plant consisting of a primary jaw crusher, and a secondary crushing circuit, and tertiary cone crushing stage.  Crushed ore is ground in a ball mill, and the ground slurry reports to the lead flotation circuit.  The lead circuit tailings report to the zinc flotation circuit.  Lead and zinc concentrates are thickened and filtered, and final concentrate products are shipped to smelters for final processing.  The original flotation mill was constructed in 1960 and had a capacity of 750 tons per day. Various modifications and upgrades have been made since that time, including: installation of a 1,000 ton course ore bin and replacement of the ball mill in 1984 to increase processing capacity to 1,000 tons per day; replacement of the double-deck crushing screen with a triple-deck screen, installation of a tertiary cone crushing stage, lead concentrate flash flotation equipment, four ball mill cyclones, a mill feed sampler, and lead concentrate column cleaners and thickeners in 2005; addition of dust collection equipment in the crushing plant in 2006; installation of zinc concentrate flash flotation, conditioning, and column cleaner equipment, and an on-stream analyzer in 2007; construction of two new water treatment plants in 2008, with ongoing enhancements to those facilities since that time; addition of a discharge event pond in 2009; sand cyclone and reagent equipment in 2011; a disc filter added at Mine Tailing Impoundment Structure ("MTIS") 4 in 2016; and various other mill refurbishments. Current processing capacity of the Lucky Friday facility is approximately 1,000 tons per day. All lead and zinc concentrate sales during 2017 were shipped to Teck Resources Limited's smelter in Trail, British Columbia, Canada.

During 2008, we initiated engineering, procurement and development activities relating to construction of #4 Shaft, which was completed in January 2017. The #4 Shaft provides access from the 4900 level down to the 8300 level, with a total shaft depth of 8620 feet. Completion of #4 Shaft and associated development allows us to mine mineralized material below our current workings and provide deeper platforms for exploration.

During 2014, Lucky Friday continued implementation of an Environmental Management System and completed installation of remote stream gauging stations. These stations assist in performing daily monitoring activities in nearby receiving waters as required by our effluent discharge permit. Additionally, we have completed reclamation activities on the 26 acre MTIS 4 borrow site and have achieved final stabilization of the disturbed area.  In 2015, closure plans and costs were updated and developed for MTIS 3 and 4.  The closure cost for MTIS 3 is based on the closure design and cost estimate developed by a third-party firm in conjunction with cost estimates prepared by Lucky Friday personnel to complete necessary associated work to facilitate the closure of the impoundment. The closure cost for MTIS 4 is based on the most recent closure cap design and was prepared for us by a consultant. At December 31, 2017, an asset retirement obligation of approximately $9.9 million had been recorded for closure of MTIS 3 and 4, reclamation and closure of the mine and mill upon the end of the known mine life based on a revised plan developed in 2016, and ongoing monitoring and maintenance.

The net book value of the Lucky Friday unit property and its associated plant, equipment and mineral interests was approximately $429.2 million as of December 31, 2017. The age of the facilities at Lucky Friday ranges from the 1950s to 2017.

At December 31, 2017, there were 299 employees at Lucky Friday. The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union is the bargaining agent for the Lucky Friday’s 230 hourly employees. As further discussed in Item 1A. Risk Factors, the most recent labor agreement expired on April 30, 2016. On February 19, 2017, the unionized employees voted against our contract offer. On March 13, 2017, the unionized employees went on strike, and have been on strike since that time. Production at Lucky Friday was suspended from the start of the strike, until limited production by salaried personnel commenced in July 2017.

Avista Corporation supplies electrical power to the Lucky Friday unit.

Exploration and definition drilling was limited during 2017 due to the strike. Upon restart, definition drilling is expected to resume near the 6350-52 Ramp West, 6500 East Lateral, and 6500 Far East to test the 30 Vein and a portion of the 30 Vein offset by the Silver Fault. Drilling is also expected to refine the intermediate vein package at the 6500 level and upgrade 30 Vein resources on the eastern end of the deposit. These adjacent veins are roughly defined as intermediate veins which have become an increasingly significant component of the mine’s production mix within the life of mine plan. Exploration may resume on the far-east end of the Lucky Friday Extension deposit. The goal of this exploration drilling is to define vein extensions for the 30 Vein and intermediate veins.

Based on current estimates of reserves and mineralized material, the currently expected mine life at Lucky Friday is approximately 22 years. Information with respect to the Lucky Friday unit’s production, average Cash Cost, After By-product Credits, Per Silver Ounce, AISC, After By-product Credits, Per Silver Ounce, and proven and probable ore reserves for the past three years is set forth in the table below.

	Years Ended December 31,
Production	2017	2016	2015
Ore milled (tons)	70,718	293,875	297,347
Silver (ounces)	838,658	3,596,010	3,028,134
Lead (tons)	4,737	21,876	18,348
Zinc (tons)	2,560	10,787	8,139

Cost of sales and other direct production costs and depreciation, depletion and amortization	$15,107	$76,210	$65,222
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$5.81	$8.89	$11.23
AISC, After By-product Credits, Per Silver Ounce (1)	$12.48	$20.66	$31.08

Proven Ore Reserves(2,3,4,5,6,7)
Total tons	4,245,800	3,307,900	3,509,800
Silver (ounces per ton)	15.4	17.5	16.5
Lead (percent)	9.6	10.4	9.8
Zinc (percent)	4.1	3.3	3.2
Contained silver (ounces)	65,448,400	57,924,800	57,960,800
Contained lead (tons)	407,520	345,360	344,610
Contained zinc (tons)	175,400	110,400	111,210

Probable Ore Reserves(2,3,4,5,6,7)
Total tons	1,386,600	1,541,600	1,557,100
Silver (ounces per ton)	11.4	12.9	13.3
Lead (percent)	7.6	7.9	8.0
Zinc (percent)	3.7	2.8	2.9
Contained silver (ounces)	15,815,300	19,912,100	20,720,500
Contained lead (tons)	104,720	121,640	124,950
Contained zinc (tons)	50,640	43,410	45,080

Total Proven and Probable Ore Reserves(2,3,4,5,6,7)
Total tons	5,632,400	4,849,500	5,066,900
Silver (ounces per ton)	14.4	16.1	15.5
Lead (percent)	9.1	9.6	9.3
Zinc (percent)	4.0	3.2	3.1
Contained silver (ounces)	81,263,700	77,836,900	78,681,300
Contained lead (tons)	512,240	467,000	469,560
Contained zinc (tons)	226,040	153,810	156,290

(1)

Includes by-product credits from lead and zinc production. Cash Cost, After By-product Credits, Per Silver Ounce and AISC, After By-product Credits, Per Silver Ounce, represent measurements that are not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe these measurements provide indicators of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other operating mining properties. A reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, to these non-GAAP measures can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

(2)

The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. The term “economically,” as used in the definition of reserve, means that profitable extraction or production has been established or analytically demonstrated to be viable and justifiable under reasonable investment and market assumptions. The term “legally,” as used in the definition of reserve, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. However, for a reserve to exist, we must have a justifiable expectation, based on applicable laws and regulations, that issuance of permits or resolution of legal issues necessary for mining and processing at a particular deposit will be accomplished in the ordinary course and in a time frame consistent with our current mine plans.

(3)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and smelter payables, and cash operating costs.  Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Lucky Friday, the cutoff grade is expressed in terms of net smelter return (“NSR”), rather than metal grade.  The cutoff grade at Lucky Friday ranges from $216 per ton NSR to $231 per ton NSR.  Our estimates of proven and probable reserves are based on the following metals prices:

	December 31,
	2017	2016	2015
Silver (per ounce)	$14.50	$14.50	$14.50
Lead (per pound)	$0.90	$0.90	$0.90
Zinc (per pound)	$1.05	$1.05	$0.90

(4)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2017 reserve model assumes average total mill recoveries of 96% for silver, 94% for lead and 90% for zinc.

(5)

The change in reserves in 2017 from 2016 was because of inclusion of additional intermediate vein material, partially offset by depletion of the deposit through production. The change in reserves in 2016 versus 2015 was because of depletion of the deposit through production.

(6)

Lucky Friday ore reserve estimates were prepared by Terry DeVoe, Chief Geologist, and Joshua Pritts, Resource Geologist, at the Lucky Friday unit and reviewed by Keith Blair, Chief Resource Geologist at Hecla Limited and Dean McDonald, Senior Vice President of Exploration.

(7)	An independent review of the 2016 reserve model for Lucky Friday was performed by Roscoe Postle Associates Inc. during 2017.

The Casa Berardi Unit

In 2013, as a result of our acquisition of Aurizon Mines Ltd. ("Aurizon"), we acquired the Casa Berardi mine, located 95 kilometers north of La Sarre in the Abitibi Region of northwestern Quebec, Canada. The mining site is reached via a 38 kilometer all season gravel road which connects with the provincial and national paved roads grid. The property borders Ontario to the west and covers parts of Casa Berardi, Dieppe, Raymond, D'Estrees, and Puiseaux townships. The project area extends east-west for more than 37 kilometers and reaches 3.5 kilometers north-south. The Casa Berardi mine gold deposits are located along a 5 kilometer east-west mineralized corridor.

Aurizon acquired the claims, leases and infrastructure comprising the Casa Berardi mine project in 1998 from TVX Gold Inc. Aurizon engaged in exploration programs beginning in 1998, and production began in late 2006.

The nearest commercial airport to the Casa Berardi mine is located at Rouyn-Noranda. La Sarre can be reached from Rouyn-Noranda via provincial roads 101 and 111. The 38 kilometer all-season gravel road to the mine site branches off from the paved Route des Conquérants road, which runs north from its intersection with road 393 north of La Sarre and passes through the village of Villebois. The branch is approximately 21 kilometers north of Villebois. A gravel road links the East Mine and the West Mine (which roughly represent the east-west boundaries of the mining lease), and a number of forestry roads provide access to the rest of the project area, from east and west.

Hecla Quebec Inc., Hecla’s wholly owned subsidiary, owns a 100% interest in the mineral titles and mining leases comprising the current Casa Berardi mine. The Casa Berardi mine is composed of 69 contiguous claims, covering 3,148.3 hectares (7,779.6 acres) and two mining leases covering 481.4 hectares (1,189.7 acres).  The total area of the Casa Berardi property is 3,629.75 hectares (8,969.3 acres).  All the claims and leases are in good standing. We own an additional approximately 45 square miles of exploration property located adjacent to the current Casa Berardi mine and comprised of approximately 230 claims, most of which are subject to a 1% NSR royalty in favor of Lake Shore Gold Corp.

We also hold a non-exclusive lease BNE 25938 for a sand and gravel pit, tailings lease 70218, and an additional 12 acres of land contiguous to mining lease BM 768 for rock waste material storage.

Under the Quebec Mining Act, claims are required to be renewed every two years. Statutorily prescribed minimum work commitments apply to all claims and leases. As of December 31, 2017, the claims and leases comprising part of the Casa Berardi mine have excess work credits of CAD$46.9 million.

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

Casa Berardi can be classified as an Archean sedimentary-hosted orogenic gold deposit. Mineralization is found in large low-sulphide quartz veins developed against the Casa Berardi fault, and in disseminated sulfides and stockworks lenses associated with strongly carbonate-sericite altered ductile deformation zones obliquely oriented to the Casa Berardi fault, and extending a few hundred meters on both sides of the fault following northwest and northeast orientations. Gold mineralization emplacement was coeval with the fault`s evolution and shows a strong structural control and vertical extension, even if other factors such as the nature of some host rocks and lithological contacts seem to have favored gold deposition.

The Casa Berardi Fault is defined by a stratigraphic contact between a graphite-rich sediment sequence at the base of the Taïbi domain, a northern continuous intermediary fragmental volcanic unit, and a southern polymictic conglomerate unit. The mineralization system is composed of large, low-sulfide quartz veins and low-grade stockworks and carbonate-mica replacement zones forming in the West Mine and Principal area. On the north side of the Fault, a thick sequence of very homogeneous wacke belonging to the Taïbi Group is affected by an amphibolites metamorphic grade. One kilometer further north is the easterly elongated Recher batholith, which is part of the northwestern boundary of the Abitibi greenstone belt.

Current reserves at the Casa Berardi mine comprise seven zones at the West Mine, spread over a moderate horizontal distance from each other and located at different mine elevations, plus open pit and underground areas at the East Mine.  Zone 113, Lower Inter Zone, 118, 121,123, 134, 160, the Principal Zones (open pit and underground) and the East Mine (open pit and underground) comprise the bulk of the deposit tonnage. The zones are of varying thickness, ranging from over 50 meters to less than three meters, which is the minimum mining width. Most of the hanging walls are sub-vertical (55º to 85º) and exhibit similar wall characteristics with the exception of the Lower Inter Zone, which in a number of places has relatively shallow hanging wall configurations (less than 45º).

The underground mine at Casa Berardi is a trackless mine accessed by declines and a shaft, which produces approximately 2,300 tons of ore per day. The mining methods are longhole transversal stoping in 10 meters or more mineralization width with good access from nearby development, and longitudinal retreat stoping in narrower ore bodies or long distances from development infrastructure. Longitudinal methods have the advantage of lower waste development requirements; however, there is much less flexibility in sequencing and in access, should ground instabilities occur. Timely supply of both cemented and unconsolidated backfill plays a crucial role in controlling dilution and maintaining a short stoping cycle. We believe this mining method satisfies all of the geotechnical requirements and constraints and, as a non-entry mining method, has proven to be safe and reliable in similar operations. The mineralized zones put in reserves are of varying thickness, ranging from a few tenths of meters to 3 meters, which is the minimum mining width. Most of the hanging walls are sub-vertical (55° to 85°), with typically the graphitic Casa Berardi fault at the footwall.

In 2014, we completed a project initiated by Aurizon to deepen the West Mine Shaft and construct the associated shaft infrastructure, including loading pockets, shaft lining, services and steel.

In early 2016, we made the decision to move forward with construction of the East Mine Crown Pillar ("EMCP") open pit, which is situated between the East Mine and West Mine. Stripping and development of the EMCP pit is planned to take place over five stages. The first stage was completed in the first half of 2016, and processing of ore from the EMCP pit began in July 2016. Stripping and development has been ongoing, and the pit is currently in the third stage of development. The EMCP pit, as currently designed, is a smaller scale operation using conventional open pit mining methods, and is expected to run for approximately 5.5 years of production. The average amount of material to be moved every six months is anticipated to be approximately 190,000 to 360,000 tons of ore, with variable quantities of waste.

The 134 Zone open pit, as currently designed, would be mined using conventional open pit mining methods. The 134 Zone open pit is expected to commence production prior to depletion of the EMCP pit and to run for approximately 2 full years of production. The average amount of material to be moved every six months is expected to approximate 190,000 tons of ore, with variable quantities of waste.

The 160 Zone open pit, as currently designed, would be mined using conventional open pit mining methods. The 160 Zone open pit is expected to commence production after the EMCP and 134 Zone pits are depleted and to run for approximately 3 full years of production. The average amount of material to be moved every six months is expected to approximate 460,000 tons of ore, with variable quantities of waste.

The Principal Zone open pit, as currently designed, would be mined using conventional open pit mining methods. The Principale Zone open pit is expected to commence production after the 160 Zone pit is depleted and to run for approximately 3 full years of production. The average amount of material to be moved every six months is expected to approximate 570,000 tons of ore, with variable quantities of waste.

The gold recovery process is based on CIL (carbon-in-leach) technology where gold is dissolved in a cyanide solution, and precipitated on activated carbon grains put in suspension. The product is doré bars poured in the mill’s refinery. Construction of the processing facility, consisting of a 3,600 ton crushing, ore processing, and tailings facility, was completed in 1988 by Inco Gold and Golden Knight Resources Inc., and ore processing began in September 1989, and during the next 9 years the mill processed 3.9 million tons at an average grade of 0.2 ounces per ton.  Production at Casa Berardi was suspended in 1997 and the mill was put on care and maintenance until 2005, when major rehabilitation work was initiated by Aurizon.  Beginning in the third quarter of 2005, upgrades including refurbishing of the crushing, grinding circuits, conveyors, and leach circuits, the addition of gravity circuits, and construction of an assay laboratory were performed, resulting in an increase of mill capacity.  The mill facility was commissioned in November of 2006 and the processing rate ramped up to reach commercial production in May of 2007. In 2017, total mill recovery of gold was approximately 87%.

The mine and mill complex are permitted to process 1,400,000 dry metric tonnes (approximately 1,543,000 tons) of ore per year at a rate of 4,227 tons per day. Difficult ground conditions and bottlenecks in stope preparation have limited underground production to levels below the designed capacity. In 2017, the mill processed approximately 805,047 tons, for an average of 3,551 tons per day. The current life of mine plan is based on an average milling rate near the permitted level, with the inclusion of material from the surface mines, for the remaining mine life.

Based on current estimates of reserves and mineralized material, the currently expected remaining mine life at Casa Berardi is approximately 9 years.

In-stope and definition underground drilling during 2017 concentrated within the 118, 121, 123, and 124 zones to refine orebody shapes and gold grade distributions for mine planning and reserves. Underground exploration drilling of the 118, 121 and 123 zones near the bottom of the mine and to the west (118 Zone) and east (123 Zone) of current resources identified mineralization beyond currently defined mineralized material. Surface definition and exploration drilling has defined the limits and provided detailed characterization of gold grades for a series of new open pits at the 134 and 160 zones and defined a western extension of the EMCP and 146/148 zones. Exploration drilling has identified west and northwest extensions to the proposed Principal Pit and commenced delineation of a possible open pit near the NW-SW Zone at the west end of the Mining Lease. Deep surface exploration drilling identified new high-grade mineralization at the Lower Inter.

The proposed underground in-stope and definition drilling programs for 2018 are expected to appraise the high-grade ore shoots of the 113, 118, 123 and 124 zones in the western part of the mine and high-grade, down-plunge extensions from surface of the 148 and 160 zones in the East Mine area. Surface exploration drilling is expected to evaluate shallow extensions of the NW-SW, 124, 134, 152 and 160 zones and deep targets such as the Lower Inter in the west part of the Mining Lease. Surface drilling to the west of the Mining Lease (Casa West) is expected to evaluate new targets along the Casa Berardi Deformation Zone and the Lac Germain target to the east-northeast of the current Mine Lease.

We expect the mine plan will continually be modified as new mineralization is discovered and upgraded to reserves.

The employees at Casa Berardi are employees of Hecla Quebec Inc., our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 577 employees at the Casa Berardi unit at December 31, 2017. We also currently utilize third-party contractors, which use their employees and equipment, for some of the mining activities at Casa Berardi.

Hecla acquired Aurizon on June 1, 2013 for approximately CAD$740.8 million (US$714.5 million), and has operated the Casa Berardi mine since the acquisition. The net book value of the Casa Berardi unit property and its associated plant, equipment and mineral interests was approximately $759.7 million as of December 31, 2017. As of December 31, 2017, we have recorded a $6.7 million asset retirement obligation for reclamation and closure costs. We maintain a surety bond as financial guarantee for future reclamation and closure work.

Information with respect to the Casa Berardi unit’s production, average Cash Cost, After By-product Credits, Per Gold Ounce, AISC, After By-product Credits, Per Gold Ounce, and proven and probable ore reserves for 2017, 2016 and 2015 is set forth in the table below.

	Year Ended December 31,
Production	2017	2016	2015
Ore milled (tons)	1,296,224	997,588	844,090
Gold (ounces)	156,653	145,975	127,891
Silver (ounces)	36,566	33,641	29,639

Cost of sales and other direct production costs and depreciation, depletion and amortization	$180,179	$155,711	$144,558
Cash Cost, After By-product Credits, Per Gold Ounce (1)	$819.60	$763.98	$771.54
AISC, After By-product Credits, Per Gold Ounce (1)	$1,173.82	$1,244.30	$1,183.96

Proven Ore Reserves(2,3,4,5,6)
Total tons	2,458,100	2,574,700	2,118,600
Gold (ounces per ton)	0.13	0.11	0.11
Contained gold (ounces)	312,200	272,200	234,300

Probable Ore Reserves(2,3,4,5,6)
Total tons	11,412,500	7,751,900	8,103,700
Gold (ounces per ton)	0.10	0.13	0.14
Contained gold (ounces)	1,181,200	1,037,100	1,097,500

Total Proven and Probable Ore Reserves(2,3,4,5,6)
Total tons	13,870,600	10,326,600	10,222,300
Gold (ounces per ton)	0.11	0.13	0.13
Contained gold (ounces)	1,493,400	1,309,300	1,331,800

(1)

Includes by-product credits from silver production. Cash Cost, After By-product Credits, Per Gold Ounce and AISC, After By-product Credits, Per Gold Ounce represent measurements that are not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe these measurements provide indicators of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other operating mining properties. A reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, to these non-GAAP measures can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

(2)

The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. The term “economically,” as used in the definition of reserve, means that profitable extraction or production has been established or analytically demonstrated to be viable and justifiable under reasonable investment and market assumptions. The term “legally,” as used in the definition of reserve, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. However, for a reserve to exist, we must have a justifiable expectation, based on applicable laws and regulations, that issuance of permits or resolution of legal issues necessary for mining and processing at a particular deposit will be accomplished in the ordinary course and in a time frame consistent with our current mine plans.

(3)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and refiner payables, and cash operating costs.  The cutoff grade at Casa Berardi is assumed to be between 0.095 and 0.105 ounces per ton for underground reserves and between 0.015 and 0.023 ounces per ton for open pit reserves.  Our estimates of proven and probable reserves are based on prices of $1,200, $1,200 and $1,100 per gold ounce for 2017, 2016 and 2015, respectively.

(4)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2017 reserve model assumes average total mill recoveries for gold of approximately 87%.

(5)

The change in reserves in 2017 compared to 2016 was a result of inclusion of definition drilling information, offset by depletion of the deposit through production. The change in reserves in in 2016 compared to 2015 was a result of depletion of the deposit through production, offset by inclusion of definition drilling information.

(6)

Casa Berardi ore reserve estimates were prepared by Sylvain Picard, Chief Geologist, and Real Parent, Senior Resource Geologist, at the Casa Berardi unit. Casa Berardi resource estimates were reviewed by Keith Blair, Chief Resource Geologist at Hecla Limited and Dean McDonald, Senior Vice President of Exploration.

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

Mineralization occurs in an epithermal setting at various paleo-depths. High-grade gold and silver occur both in the very shallow environment in the upper 1,000 feet of the crust and in deep silver-gold-lead-zinc root zones of the system at depths between 2,000 and 3,500 feet below the paleo-water table. Hypogene minerals include sphalerite, galena, argentite, pyrite, chalcopyrite, native silver and gold in electrum. The veins are oxidized down to approximately 300 feet below surface and the oxidized portions of the veins contain limonite, hematite, silver halides and various copper carbonates. Matrix minerals include fine-grained to coarsely crystalline quartz bands and chlorite-quartz-adularia bands and late calcite fill. Mineralization within the vein structures is generally deposited in high-grade “shoots” bound both laterally and horizontally by sharp gradients in grade-thickness.

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

Recent exploration success on the Middle, North, and East Francine veins and completion of a Preliminary Economic Assessment lead to the decision in the third quarter of 2015 to develop shallow open pit mines on those veins, with development commencing in the fourth quarter of 2015. Ore production from the Middle and East Francine veins commenced late in the fourth quarter of 2015, and from the North Vein in the first quarter of 2016. Production from the current pits concluded in December 2017. An extension of the North Vein pit is planned, with surface ore production anticipated to resume in mid-2018. The pits were extended to a maximum of approximately 270 feet in depth. Near-surface material is excavated, with drill and blast techniques used for deeper material. Total production from the expanded North Vein pit is anticipated to range from 1,000 to 17,000 tons of ore per month over approximately 20 months, with variable quantities of waste, for total ore production of approximately 150,000 tons. Production was achieved through excavating and drilling and blasting the shallow-dipping, high-grade silver veins which carried significant gold credits. Third-party contractors are used for mining from the pits.

In January 2017, work commenced to build a new underground decline and rehabilitate historical underground workings at the San Sebastian mine, in order to mine deeper ore from the Middle Vein. Limited underground production began in January 2018 using third-party contractors, and is anticipated to total approximately 263,000 tons over 2 years. We expect to mine ore by the cut-and-fill stoping method and for the ore to be extracted from the stopes using rubber-tired equipment and hauled to the surface in trucks.

Run of mine ore is hauled in trucks by contractors to a processing facility near Velardeña, Durango, Mexico, which is located approximately 60 miles from the San Sebastian mine site. We previously owned the Velardeña mill, but now use it to process ore under a lease arrangement. Processing of ore from the open pits averaged approximately 395 tons per day in 2017, with recovery of approximately 95% for silver and 94% for gold. As of December 31, 2017, we have the ability to extend the lease through 2020. The mill is a conventional leach, counter-current decantation and Merrill Crowe precipitation circuit capable of processing up to approximately 550 tons per day, depending on ore hardness. The ore is crushed in a two-staged crushing plant consisting of a primary jaw, a secondary cone crusher and a double-deck vibrating screen. The grinding circuit includes a primary ball mill and cyclone classifiers. The ground ore is thickened followed by agitated leaching and four stages of counter-current decantation to wash solubilized silver and gold from the pulp. The solution bearing silver and gold is clarified, deaerated and zinc dust added to precipitate silver and gold that is recovered in plate and frame filters. The precious metal precipitate is smelted and refined into doré, and is then shipped to a third-party refiner. Since construction of the mill in 1994, two leach tanks were added in 2001, a filter press was added in 2002, and the Merrill Crowe system and Autojet Filters were expanded and modified in 2012. In addition, rehabilitation of various components of the mill was completed in 2015 prior to the start of processing of the ore from the open pits.

At December 31, 2017, the net book value of the San Sebastian unit property and its associated plant and equipment was $13.7 million. Infrastructure includes a water supply system, maintenance shop, warehouse, laboratory, leased mill and related improvements, and various offices. Equipment and facilities are in good condition. As of December 31, 2017, $5.1 million has been accrued for reclamation and closure costs. All permits required for mining of the open pits and the underground mine and operation of the mill are in place.

There was a total of 53 employees at the San Sebastian unit as of December 31, 2017, with most of them employed by our subsidiary that provides certain specialized services to another subsidiary that owns the mine. These employees are not represented by a bargaining agent. We currently primarily use third-party contractors for mining and operation of the processing facility. The hourly employees of the lessor of the processing facility are represented by the Sindicato Nacional de Trabajadores Mineros, Metalúrgicos, Siderúrgicos y Similares de la República Mexicana (a Mexico national union) as bargaining agent.

Based on current estimates of reserves and mineralized material, the currently expected remaining mine life at San Sebastian is approximately 2 years.

Electric power is purchased from Comisiòn Federal de Electricidad (a Mexico federal electric company).

Drilling success from 2012 through 2017 on the near-surface East Francine, Middle and North veins at the San Sebastian property has led to open pit mine production on all three veins, and underground production on the Middle Vein. The Francine, Andrea, Middle and North veins now define over 6.0 miles of mineralized strike length and are open along strike and at depth. Drilling in 2017 identified a new high-grade, oxide ore shoot located approximately 1,000 feet east of the East Francine Vein pit. This zone is approximately 300 feet from surface and can be traced for about 1,500 feet along strike and 600 feet down dip. In combination with a nearby ore shoot in the eastern Middle Vein, we believe this area may represent an important new development for the mine.

There was also a discovery and follow-up infill drilling of a new polymetallic ore shoot along the western Middle Vein. This zone has dimensions of approximately 600 feet along strike and 800 feet downdip and, like the Hugh Zone resource area, contains recoverable quantities of copper, lead, and zinc, in addition to high-grade gold and silver. It is located about 300 feet west and 200 feet below the current Middle Vein underground mine development, and could expand the underground mineable reserves in this area. Recent drilling of the Francine vein has defined significant extensions to both the east and west of the current Hugh Zone resource.

Exploration core drilling in 2018 is expected to initially concentrate on extensions to the deeper, polymetallic mineralization along the Francine and Middle veins and define shallow high-grade mineralization along northwest extensions of the North, Middle, and Professor veins. Later in 2018, drilling is expected to also follow up on shallow rotary air blast drilling of gold-silver anomalies and close-spaced DC resistivity ground geophysics in the area in which the mine (Middle and Francine) veins intersect with the southwest-trending Esperanza veins. Exploration drilling is also expected to occur in the La Roca historical mercury mining district, which is located six miles northeast of the San Sebastian mine area. La Roca displays all the geological characteristics of being at the top an exceptionally large, fully preserved epithermal vein system. Deep drilling at La Roca is expected to evaluate the potential of high-grade, precious metal-rich veins.

Information with respect to the San Sebastian unit’s production, average Cash Cost, After By-Product Credits, Per Silver Ounce, AISC, After By-product Credits, Per Silver Ounce, and proven and probable ore reserves is set forth in the table below.

	Year Ended December 31,
Production	2017	2016	2015
Ore milled (tons)	144,197	143,267	6,602
Silver (ounces)	3,257,738	4,294,123	81,677
Gold (ounces)	25,177	34,042	870

Cost of sales and other direct production costs and depreciation, depletion and amortization	$23,700	$31,233	$—
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$(3.36)	$(3.35)	$6.71
AISC, After By-product Credits, Per Silver Ounce (1)	$(0.26)	$(1.99)	$11.99

Proven Ore Reserves(2,3,4,5,6)
Total tons	30,500	43,000	5,000
Silver (ounces per ton)	23.3	23.4	14.50
Gold (ounces per ton)	0.19	0.19	0.21
Contained silver (ounces)	711,700	1,007,800	72,300
Contained gold (ounces)	5,800	8,200	1,000

Probable Ore Reserves(2,3,4,5,6)
Total tons	367,500	283,300	284,100
Silver (ounces per ton)	13.1	16.2	28.0
Gold (ounces per ton)	0.10	0.10	0.22
Contained silver (ounces)	4,808,700	4,592,600	7,942,500
Contained gold (ounces)	37,000	28,500	63,000

Total Proven and Probable Ore Reserves(2,3,4,5,6)
Total tons	398,000	326,300	289,100
Silver (ounces per ton)	13.9	17.2	27.7
Gold (ounces per ton)	0.11	0.11	0.22
Contained silver (ounces)	5,520,400	5,600,400	8,014,800
Contained gold (ounces)	42,800	36,700	64,000

(1)

Includes by-product credits from gold production. Cash Cost, After By-product Credits, Per Silver Ounce and AISC, After By-product Credits, Per Silver Ounce represent measurements that are not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe these measurements provide indicators of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other operating mining properties. A reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, to these non-GAAP measures can be found in Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

(2)

The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. The term “economically,” as used in the definition of reserve, means that profitable extraction or production has been established or analytically demonstrated to be viable and justifiable under reasonable investment and market assumptions. The term “legally,” as used in the definition of reserve, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. However, for a reserve to exist, we must have a justifiable expectation, based on applicable laws and regulations, that issuance of permits or resolution of legal issues necessary for mining and processing at a particular deposit will be accomplished in the ordinary course and in a time frame consistent with our current mine plans.

(3)

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

	December 31,
	2017	2016	2015
Silver (per ounce)	$14.50	$14.50	$14.50
Gold (per ounce)	$1,200	$1,200	$1,100

(4)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore. Metal recoveries vary by mine zone and ore grade. The 2017 reserve model assumes average total mill recoveries of approximately 95% for silver and 94% for gold.

(5)

The decreases in silver reserves in 2017 compared to 2016 and 2016 compared to 2015, and the decrease in gold reserves in 2016 compared to 2015, were the result of depletion of the deposit through production, including higher grade portions, partially offset by inclusion of definition drilling information. The increase in gold reserves in 2017 compared to 2016 was the result of inclusion of definition drilling information, partially offset by depletion of the deposit through production.

(6)	San Sebastian ore reserve estimates were prepared by Keith Blair, Chief Resource Geologist at Hecla Limited, and reviewed by Dean McDonald, Senior Vice President of Exploration.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the New York Stock Exchange, Inc. under the symbol "HL." As of February 12, 2018, there were 4,043 stockholders of record of our common stock. Our common stock quarterly high and low sale prices for the past two years were as follows:

		Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2017	– High	$5.42	$5.58	$6.17	$6.78
	– Low	$3.43	$4.66	$4.95	$6.17
2016	– High	$7.64	$7.26	$5.10	$2.95
	– Low	$4.93	$5.20	$2.66	$1.45

Quarterly dividends were paid on our Series B preferred stock for 2015, 2016 and 2017, and no dividends are in arrears.

In September 2011 and February 2012, our board of directors adopted a common stock dividend policy that has two components: (1) a dividend that links the amount of dividends on our common stock to our average quarterly realized silver price in the preceding quarter, and (2) a minimum annual dividend of $0.01 per share of common stock, in each case, payable quarterly, when declared. See Note 9 of Notes to Consolidated Financial Statements for more information on potential dividend amounts under the first component of the policy at various silver prices. The following table summarizes the quarterly common stock dividends declared by our board of directors for the years 2015, 2016 and 2017 and the first quarter of 2017:

	(A)	(B)	(A+B)
Declaration date	Silver-price- linked component per share	Minimum annual component per share	Total dividend per share	Total dividend amount (in millions)	Month of payment
February 17, 2015	$—	$0.0025	$0.0025	$0.9	March 2015
May 6, 2015	$—	$0.0025	$0.0025	$0.9	June 2015
August 6, 2015	$—	$0.0025	$0.0025	$0.9	September 2015
November 3, 2015	$—	$0.0025	$0.0025	$0.9	December 2015
February 20, 2016	$—	$0.0025	$0.0025	$0.9	March 2016
May 4, 2016	$—	$0.0025	$0.0025	$1.0	June 2016
August 3, 2016	$—	$0.0025	$0.0025	$1.0	September 2016
November 4, 2016	$—	$0.0025	$0.0025	$1.0	December 2016
February 21, 2017	$—	$0.0025	$0.0025	$1.0	March 2017
May 4, 2017	$—	$0.0025	$0.0025	$1.0	June 2017
August 3, 2017	$—	$0.0025	$0.0025	$1.0	September 2017
November 7, 2017	$—	$0.0025	$0.0025	$1.0	December 2017
February 14, 2018	$—	$0.0025	$0.0025	$1.0	March 2018

Because the average realized silver price for each quarter of 2015, 2016 and 2017 was below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. Prior to 2011, no dividends had been declared on our common stock since 1990. We cannot pay dividends on our common stock if we fail to pay dividends on our Series B preferred stock. The declaration and payment of common stock dividends, whether pursuant to the policy or in addition thereto, is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

The following table provides information as of December 31, 2017 regarding our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
2010 Stock Incentive Plan	—	N/A	6,866,026
Stock Plan for Non-Employee Directors	—	N/A	3,282,337
Key Employee Deferred Compensation Plan	—	N/A	540,798
Total	—	N/A	10,689,161

See Note 8 and Note 9 of Notes to Consolidated Financial Statements for information regarding the above plans.

We did not issue any unregistered equity securities in 2017.

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

The following performance graph compares the performance of our common stock during the period beginning December 31, 2012 and ending December 31, 2017 to the S&P 500, the S&P 500 Gold Index, a peer group for the year ending December 31, 2017 ("New Peer Group"), and a peer group for the year ending December 31, 2016 ("Old Peer Group"). The New Peer Group consists of the following companies: Alamos Gold Inc., B2Gold Corp., Centerra Gold, Inc., Coeur Mining, Inc., Detour Gold Corporation, Eldorado Gold Corp., Endeavour Silver Corp., First Majestic Silver Corp., IAMGOLD Corporation, New Gold Inc., Pan American Silver Corp., Primero Mining Corp., Royal Gold, Inc., Silver Standard Resources Inc., and Tahoe Resources Inc. The Old Peer Group did not include Eldorado Gold Corp., which was added in the New Peer Group, and included Stillwater Mining Company, which was acquired by another company during 2017. The graph assumes a $100 investment in our common stock and in each of the indexes and peer groups since the beginning of the period, and a reinvestment of dividends paid on such investments on a quarterly basis throughout the period.

Date	Hecla Mining	S&P 500	S&P 500 Gold Index	2016 Old Peer Group	2017 New Peer Group
December 2012	$100.00	$100.00	$100.00	$100.00	$100.00
December 2013	$53.11	$132.39	$51.49	$50.55	$49.37
December 2014	$48.27	$150.51	$42.66	$45.77	$46.13
December 2015	$32.83	$152.59	$40.81	$30.90	$29.48
December 2016	$91.24	$170.84	$77.58	$52.58	$47.69
December 2017	$69.27	$208.14	$86.04	$53.56	$46.29

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

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions. See Note 9 of Notes to Consolidated Financial Statements for more information. We made no purchases of our outstanding common stock during the quarter and year ended December 31, 2017.

Item 6. Selected Financial Data

The following table (in thousands, except per share amounts, common shares issued, stockholders of record, and employees) sets forth selected historical consolidated financial data as of and for each of the years ended December 31, 2013 through 2017, and is derived from our audited financial statements (except for stockholders of record and employees). The data set forth below should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and the Notes thereto.

	2017 (6)	2016 (5)	2015	2014	2013
Sales of products	$577,775	$645,957	$443,567	$500,781	$382,589
Net income (loss)	$(23,519)	$69,547	$(86,968)	$17,824	$(25,130)
Preferred stock dividends (1)	$(552)	$(552)	$(552)	$(552)	$(552)
Income (loss) applicable to common stockholders	$(24,071)	$68,995	$(87,520)	$17,272	$(25,682)
Basic income (loss) per common share	$(0.06)	$0.18	$(0.23)	$0.05	$(0.08)
Diluted income (loss) per common share	$(0.06)	$0.18	$(0.23)	$0.05	$(0.08)
EBITDA (2)	$156,302	$236,184	$107,316	$151,532	$69,130
Total assets	$2,364,957	$2,371,677	$2,221,925	$2,262,064	$2,232,119
Accrued reclamation & closure costs	$86,045	$85,580	$95,538	$57,250	$105,191
Non-current portion of debt and capital leases(3)	$508,422	$506,817	$509,040	$512,129	$505,058
Cash dividends paid per common share(4)	$0.01	$0.01	$0.01	$0.01	$0.02
Common shares issued and outstanding	399,176,425	395,286,875	378,112,840	367,376,863	342,663,381
Stockholders of record	3,784	4,197	4,392	5,571	6,435
Employees	1,431	1,396	1,404	1,354	1,312

______________

(1)	We declared and paid all quarterly dividends on our Series B preferred shares for 2013, 2014, 2015, 2016 and 2017 totaling $0.6 million for each of those years.

(2)

Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is a non-GAAP measurement. EBITDA is used by management, and we believe is useful to investors, for evaluating our operational performance. A reconciliation of this non-GAAP measure to net income (loss), the most comparable GAAP measure, can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Net Income (Loss) (GAAP) to Earnings Before Interest, Taxes, Depreciation, and Amortization (non-GAAP).

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

(6)

In March 2017, employees represented by a union at our Lucky Friday unit went on strike, and have been on strike since that time. Production and sales at Lucky Friday have been limited during the strike period. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, The Lucky Friday Segment for more information.

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

Our operating properties comprise our four business segments for financial reporting purposes: the Greens Creek operating unit on Admiralty Island in Alaska, the Lucky Friday operating unit in Idaho, the Casa Berardi operating unit in Quebec, Canada, and the San Sebastian operating unit in Durango, Mexico. Since our operating mines are located in the U.S., Canada, and Mexico, we believe they have low or relatively moderate political risk, and less economic risk than mines located in other parts of the world. Our exploration interests are also in the United States, Canada, and Mexico, and are located in historical mining districts.

Our operating and strategic framework is based on expanding our production and locating and developing new resource potential. In 2017, we

•	Reported sales of products of $577.8 million, which was the second highest in our history, after our record set in 2016, in spite of a strike at our Lucky Friday unit during most of the year.

•

Achieved silver production that was the second highest in our history after our record set in 2016, in spite of the ongoing strike at Lucky Friday. Gold production was the third highest in our history, primarily as a result of higher throughput at Casa Berardi and continued production at San Sebastian.

•	Generated $115.9 million in net cash flows from operating activities. See the Financial Liquidity and Capital Resources section below for further discussion.

•	Produced the most gold at our Casa Berardi unit since its acquisition in 2013, primarily due to record ore throughput there.

•

Continued to realize excellent operating results and substantially completed underground development at our San Sebastian unit, allowing us to begin underground production there in January 2018 (discussed further below).

•

Made capital expenditures (including lease additions, capitalized interest, and other non-cash items) of approximately $106.3 million, including $50.7 million at Casa Berardi, $35.3 million at Greens Creek, $11.2 million at San Sebastian, and $6.3 million at Lucky Friday.

•

Increased overall proven and probable reserves at December 31, 2017, with reserves for silver, gold, zinc and lead increasing by 3%, 12%, 15% and 8%, respectively, compared to their levels in 2016. The reserves for all metals except zinc represent the highest levels in our history. See Item 2. Property Descriptions for additional information on proven and probable reserves at each of our operating units.

•	Performed exploration and pre-development activities during the year, drilling targets at our land packages in Alaska, Idaho, British Columbia, Quebec and Mexico.

•	Achieved the above milestones while maintaining a cash and short-term investments balance of $219.9 million as of December 31, 2017, an increase of $21.0 million during the year.

The realized silver, gold, lead and zinc prices increased to $17.23, $1,261, $1.06 and $1.32, respectively, in 2017, from average realized prices of $17.16 for silver, $1,245 for gold, $0.85 for lead, and $0.95 for zinc in 2016. Average realized prices for all four metals were higher in 2017 and 2016 compared to their annual averages in 2015, which were $15.57 for silver, $1,150 for gold, $0.83 for lead, and $0.86 for zinc. Lead and zinc represent important by-products at our Greens Creek and Lucky Friday segments, and gold is also a significant by-product at Greens Creek and San Sebastian.

See the Results of Operations section below for a discussion of the factors impacting income applicable to common stockholders for the three years ended December 31, 2017, 2016 and 2015.

Key Issues

We intend to achieve our long-term strategy of increasing production and expanding our proven and probable reserves through development and exploration, as well as by acquisitions. Our strategic plan requires that we manage multiple challenges and risks inherent in conducting mining, development, exploration and metal sales at multiple locations.

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

On June 1, 2013, we completed the acquisition of all of the issued and outstanding common shares of Aurizon for total consideration of CAD$740.8 million (US$714.5 million). The acquisition gave us 100% ownership of the producing Casa Berardi gold mine, along with interests in various gold exploration properties in the Abitibi region of northwestern Quebec, Canada. As further discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, the acquisition has increased our exposure to risks associated with exchange rate fluctuations between the U.S. dollar and Canadian dollar. The acquisition was partially funded by $490 million in net proceeds from our issuance of Senior Notes in April 2013 (see Note 6 of Notes to Consolidated Financial Statements). As discussed in the Financial Liquidity and Capital Resources section below, we believe that we will be able to meet the obligations associated with the acquisition of Aurizon and the related debt; however, a number of factors could impact our ability to meet the debt obligations and fund our other projects.

We make our strategic plans in the context of significant uncertainty about future availability of ore to mine and process. To sustain operations, we must find new opportunities that require many years and substantial expenditures from discovery to production. We approach this challenge by investing in exploration and capital in districts with known mineralization.  On June 15, 2015, we completed the acquisition of Revett, giving us 100% ownership of the Rock Creek project, a significant undeveloped silver and copper deposit in northwestern Montana. In addition, on September 13, 2016, we completed the acquisition of Mines Management, giving us 100% ownership of the Montanore project, another significant undeveloped silver and copper deposit located approximately 10 miles from our Rock Creek project. See Note 15 of Notes to Consolidated Financial Statements for more information on these acquisitions. Development of Rock Creek and Montanore has been challenged by non-governmental organizations at various times, and there can be no assurance that we will be able to obtain the permitting required to develop these projects. In Risk Factors, see Legal challenges could prevent the Rock Creek or Montanore projects from ever being developed for more information.

 Volatility in global financial markets poses a significant challenge to our ability to access credit and equity markets, should we need to do so, and to predict sales prices for our products. We utilize forward contracts to manage exposure to declines in the prices of silver, gold, zinc and lead contained in our concentrates that have been shipped but have not yet settled, and zinc and lead that we forecast for future concentrate shipments. In addition, we have in place a $100 million revolving credit agreement under which $97 million was available as of the filing date of this report.

During the third quarter of 2015, we made a development decision to mine near surface, high grade portions of silver and gold deposits at our San Sebastian project in Mexico. Ore production commenced from the pits in the fourth quarter of 2015 and continued until the end of 2017.  In addition, work began in the first quarter of 2017 to develop new and rehabilitate old underground access which would allow us to mine deeper portions of the deposits at San Sebastian, allowing limited underground ore production to began in January 2018. See the San Sebastian Segment section below for more information. We generated positive cash flows at San Sebastian in 2016 and 2017, and we believe that we will continue to do so over the next approximately three years.  However, our ability to generate positive cash flows at San Sebastian may be impacted by changes in estimated costs, precious metals prices, or other factors, and there can be no assurance that we will be able to develop and operate San Sebastian as anticipated.

Unionized employees at our Lucky Friday unit, our only operation where some of our employees are subject to a collective bargaining agreement, went on strike in mid-March 2017, and have been on strike since that time.    Production has been limited at Lucky Friday during the strike period.  See the Lucky Friday Segment section below for more information.  In February 2018, we reached an agreement for binding third-party arbitration with the union, subject to ratification by the union membership.  We cannot predict whether the union members will approve the arbitration, the outcome of the arbitration, or how long the strike will last or whether an agreement will be reached if the arbitration is not agreed to.  As a result of the strike or other events related to labor at Lucky Friday, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations. Additionally, if we enter into a new labor agreement with any union that significantly increases our labor costs relative to our competitors, our ability to compete may be materially and adversely affected.  Finally, it is possible operations at our other units, including San Sebastian in Mexico, could be subject to disruptions or union-organizing activity due to sympathy or coordinated action with the union or striking employees at the Lucky Friday unit.

We strive to achieve excellent mine safety and health performance. We seek to implement this goal by: training employees in safe work practices; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; involving employees in the establishment of safety standards; and participating in the National Mining Association's CORESafety program. We attempt to implement reasonable best practices for mine safety and emergency preparedness. We work to address issues outlined in MSHA's investigations and inspections and continue to evaluate our safety practices.

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

Another challenge we face is the risk associated with environmental matters and ongoing reclamation activities. As described in Risk Factors and Note 7 of Notes to Consolidated Financial Statements, it is possible that our estimate of these liabilities (and other liabilities) may change in the future, affecting our strategic plans.  We are involved in various environmental legal matters and the estimate of our environmental liabilities and liquidity needs, as well as our strategic plans, may be significantly impacted as a result of these matters or new matters that may arise. We strive to ensure that our activities are conducted in compliance with applicable laws and regulations and attempt to resolve environmental litigation on as favorable terms as possible.

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

Results of Operations

Sales of products by metal for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Silver	$194,813	$274,438	$158,371
Gold	277,421	276,630	205,216
Lead	37,995	63,942	55,380
Zinc	104,023	95,058	85,290
Less: Smelter and refining charges	(36,477)	(64,111)	(60,690)
Sales of products	$577,775	$645,957	$443,567

The fluctuations in sales for 2017 compared to 2016 and 2015 were primarily due to:

•

Lower quantities of silver, gold, lead and zinc sold in 2017 compared to 2016 due to lower production of those metals. We also sold less lead and zinc in 2017 compared to 2015, but silver and gold sales quantities were higher in 2017 compared to 2015. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, and The San Sebastian Segment sections below for more information on metal production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Year Ended December 31,
		2017	2016	2015
Silver -	Ounces produced	12,484,844	17,177,317	11,591,603
	Payable ounces sold	11,308,958	15,997,087	10,171,896
Gold -	Ounces produced	232,684	233,929	189,327
	Payable ounces sold	219,929	222,105	178,400
Lead -	Tons produced	22,733	42,472	39,965
	Payable tons sold	17,960	37,519	33,409
Zinc -	Tons produced	55,107	68,516	70,073
	Payable tons sold	39,335	49,802	49,831

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

•	Average realized silver, gold, lead and zinc prices for 2017 that were higher than 2016 and 2015. These price variances are illustrated in the table below.

		Average price for the year ended December 31,
		2017	2016	2015
Silver —	London PM Fix ($/ounce)	$17.05	$17.10	$15.70
	Realized price per ounce	17.23	17.16	15.57
Gold —	London PM Fix ($/ounce)	1,257	1,248	1,160
	Realized price per ounce	1,261	1,245	1,150
Lead —	LME Final Cash Buyer ($/pound)	1.05	0.85	0.81
	Realized price per pound	1.06	0.85	0.83
Zinc —	LME Final Cash Buyer ($/pound)	1.31	0.95	0.88
	Realized price per pound	1.32	0.95	0.86

Average realized prices differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with customers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metal prices each period through final settlement.  For 2017, we recorded net positive price adjustments to provisional settlements of $0.7 million compared to net negative price adjustments to provisional settlements of $0.9 million in 2016 and net positive adjustments of $0.6 million in 2015. The price adjustments related to silver, gold, zinc and lead contained in our concentrate sales were largely offset by gains and losses on forward contracts for those metals for each year (see Note 10 of Notes to Consolidated Financial Statements for more information).  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.

For the year ended December 31, 2017, we reported a loss applicable to common stockholders of $24.1 million compared to income of $69.0 million in 2016 and a loss of $87.5 million in 2015. The following factors contributed to those differences:

•

Net mark-to-market loss on base metal forward contracts of $21.3 million in 2017 compared to net gains of $4.4 million in 2016 and $8.3 million in 2015. These losses and gains are related to financially-settled forward contracts on forecasted zinc and lead production as part of a risk management program, and resulted from changes in zinc and lead prices during each period. We do not include silver and gold in this program.

•

Lucky Friday suspension costs of $17.1 million in 2017. These costs, along with $4.2 million in non-cash depreciation expense, were incurred during the suspension of full production resulting from the strike, which started in March 2017.

•

Net foreign exchange loss of $10.3 million in 2017 compared to a loss of $2.9 million in 2016 and a gain of $24.6 million in 2015. As discussed in Note 10 of Notes to Consolidated Financial Statements, in 2016 we initiated hedging programs to manage our exposure to fluctuations in the exchange rate between the U.S. dollar and Canadian dollar and Mexican peso and the impact on our future operating costs at our Casa Berardi and San Sebastian units.

•

Interest expense, net of amounts capitalized, of $38.0 million in 2017 compared to $21.8 million in 2016 and $25.4 million in 2015. The interest is primarily related to our Senior Notes issued in April 2013, with the net proceeds used to partially fund the acquisition of Aurizon, and additional issuances in 2014 to satisfy the funding requirements for one of our defined benefit pension plans (see Notes 6 and 16 of Notes to Consolidated Financial Statements). The increase in 2017 was due to a reduction in amount capitalized as a result of completion of the #4 Shaft project at Lucky Friday in January 2017. In addition, interest expense in 2017 included $0.9 million in costs related to our proposed private offering of new Senior Notes in June 2017 and concurrent tender offer to purchase our existing Senior Notes, which were not completed.

•

Exploration and pre-development expense increased to $29.0 million in 2017 from $17.9 million in 2016 and $22.0 million in 2015. Our activity in 2017 included a continuation of extensive exploration work at our Greens Creek unit, on our land package near Durango, Mexico, and at the Casa Berardi mine and other projects on our land packages near our Lucky Friday mine in Idaho, and in Quebec and British Columbia, Canada. "Pre-development expense" is defined as costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves. Pre-development in 2016 and 2017 was primarily related to advancement of our Montanore and Rock Creek projects.

•

Research and development expense of $3.3 million in 2017 compared to $0.2 million in 2016, with no amount incurred in 2015, related to evaluation and development of technologies that would be new to our operations.

•

Gross profit at our San Sebastian unit in 2017 of $62.1 million compared to $82.7 million in 2016, with no profit or loss reported there in 2015 as metal sales commenced there in the first quarter of 2016. Gross profit at Lucky Friday of $6.4 million in 2017 was lower than gross profit of $18.3 million in 2016, but higher than gross profit of $1.1 million in 2015. At Casa Berardi, gross profit of $12.0 million in 2017 was lower than $21.4 million in 2016, but higher than $4.9 million in 2015. Gross profit at Greens Creek in 2017 of $76.5 million was higher than $69.1 million in 2016 and $32.6 million in 2015. See the Greens Creek Segment, Lucky Friday Segment, Casa Berardi Segment, and San Sebastian Segment sections below.

•

Provision for closed operations and environmental matters increased to $6.7 million in 2017 from $5.7 million in 2016, but was lower than the $12.2 million in 2015. The 2015 provision includes a net $8.7 million charge for potentially resolving the exposure to liability at the South Dakota and Colorado Superfund Sites Related to CoCa Mines, Inc., which is in addition to $1.2 million in charges recognized in prior years.

•

Reclassifications of $1.0 million and $3.0 million in unrealized losses on certain marketable securities from other comprehensive income to current earnings in 2016 and 2015, respectively. The losses were recognized in current earnings in each period because the securities were deemed to be other than temporarily impaired.

•	Costs related to the acquisition of Mines Management of $2.7 million in 2016 and the acquisition of Revett of $2.2 million in 2015.

•

General and administrative costs, which decreased to $35.6 million in 2017 from $45.0 million in 2016, but were higher than the $34.2 million in 2015, primarily due to differences in incentive compensation.

•

Gain on disposition of properties, plants, equipment, and mineral interests of $6.0 million in 2017 compared to a gain of $0.1 million in 2016 and a loss of $0.4 million in 2015. The gain in 2017 included $7.7 million in insurance proceeds related to the collapse of the mill building at the Troy mine in February 2017 due to snow.

•

Income tax provision of $19.9 million in 2017 compared to $27.4 million in 2016 and $56.3 million in 2015. The provision in 2017 included a write-down of U.S. deferred tax assets, mainly due to a change to tax laws under the Tax Cuts and Jobs Act enacted in December 2017, and taxes related to our operations in Mexico and Quebec, partially offset by a benefit from a change in income tax position recognized in the first quarter of 2017 related to the timing of deduction of #4 Shaft development costs at Lucky Friday. The provision in 2016 is primarily related to pre-tax net income, partially offset by a decrease in the valuation allowance for U.S. deferred tax assets. The provision in 2015 is primarily the result of an increase in the valuation allowance for U.S. deferred tax assets, partially offset by a decrease in the valuation allowance for Mexican deferred tax assets. See Corporate Matters and Note 5 of Notes to Consolidated Financial Statements for more information.

Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2017	2016	2015
Sales	$278,297	$260,446	$227,833
Cost of sales and other direct production costs	(145,475)	(138,075)	(137,534)
Depreciation, depletion and amortization	(56,328)	(53,222)	(57,742)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(201,803)	(191,297)	(195,276)
Gross Profit	$76,494	$69,149	$32,557

Tons of ore milled	839,589	815,639	814,398
Production:
Silver (ounces)	8,351,882	9,253,543	8,452,153
Gold (ounces)	50,854	53,912	60,566
Zinc (tons)	52,547	57,729	61,934
Lead (tons)	17,996	20,596	21,617
Payable metal quantities sold:
Silver (ounces)	7,384,596	8,244,723	7,384,657
Gold (ounces)	42,222	47,015	48,325
Zinc (tons)	37,648	40,817	44,492
Lead (tons)	14,182	16,795	17,553
Ore grades:
Silver ounces per ton	12.88	14.55	13.50
Gold ounces per ton	0.09	0.10	0.11
Zinc percent	7.25	8.08	8.74
Lead percent	2.72	3.11	3.30
Mining cost per ton	$70.86	$69.48	$71.50
Milling cost per ton	$32.38	$31.99	$30.32
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$0.71	$3.84	$3.91
AISC, After By-Product Credits, per Silver Ounce (1)	$5.76	$9.42	$10.08

______________

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

The $7.4 and $44.0 million increases in gross profit for 2017 compared to 2016 and 2015, respectively, were due to higher average realized silver, gold, zinc and lead prices, partially offset by reduced metal production due to lower ore grades and additional costs due to more tons milled. Average realized prices for gold, zinc and lead for 2017 were higher than in 2016 by 1%, 39% and 25%, respectively, and higher than in 2015 by 9%, 53% and 28%, respectively. Average realized silver prices for 2017 were also slightly higher than in 2016, and higher by 11% compared to 2015.

Gross profit was also impacted by positive price adjustments to revenues of $0.6 million in 2017, negative price adjustments of $0.8 million in 2016 and positive price adjustments of $0.5 million in 2015. Price adjustments to revenues result from changes in metals prices between transfer of title of concentrates to buyers and final settlements during the period. The price adjustments related to silver, gold, zinc and lead contained in concentrate shipments were net of gains and losses on forward contracts for those metals for each period. The price adjustments and gains and losses on forward contracts discussed above are included in sales.

Depreciation, depletion and amortization expense for 2017 was 6% higher compared to 2016 and 2% lower compared to 2015. The increase compared to 2016 was due to the timing of concentrate sales and the addition of depreciable assets. The decrease compared to 2015 was due primarily to the effect on units-of-production depreciation of an increase in the estimated life of mine.

The Greens Creek operation is partially powered by diesel generators, and production costs have historically been affected by fluctuations in fuel prices and hydroelectric power availability. Installed infrastructure allows hydroelectric power to be supplied to Greens Creek by Alaska Electric Light and Power (AEL&P) via a submarine cable from North Douglas Island, near Juneau, to Admiralty Island, where Greens Creek is located. This has reduced production costs at Greens Creek to the extent power has been available. During 2017, 2016 and 2015, Greens Creek received approximately 95%, 94% and 96%, respectively, of its electricity from hydroelectric power from AEL&P due to higher precipitation levels in southeastern Alaska. When weather conditions are not favorable to maintain lake water levels, the mine relies on diesel generated power. Fuel costs were approximately $3.6 million (3% of total production costs) at Greens Creek in 2017 compared to $3.3 million (3% of production costs) in 2016 and $4.7 million (4% of production costs) in 2015. The cost of hydroelectric power was $11.6 million (9% of production costs) in 2017, $8.4 million (7% of production costs) in 2016, and $7.3 million (6% of production costs) in 2015. The increase in cost of hydroelectric power in 2017 compared to 2016 and 2015 is the result of a price increase per kwh purchased from $0.10 to $0.16 in September 2016, as well as an increase in kilowatt hours purchased.

Mining costs per ton increased in 2017 by 2% compared to 2016 and were relatively unchanged compared to 2015. The higher mining costs were primarily the result of higher maintenance and power costs, offset by an increase in tons milled. Milling costs per ton increased 1% and 7% compared to 2016 and 2015, respectively due primarily to higher power costs.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for 2017 compared to 2016 and 2015:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2017	2016	2015
Cash Cost, Before By-product Credits, per Silver Ounce	$22.54	$21.32	$23.24
By-product credits per silver ounce	(21.83)	(17.48)	(19.33)
Cash Cost, After By-product Credits, per Silver Ounce	$0.71	$3.84	$3.91

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2017	2016	2015
AISC, Before By-product Credits, per Silver Ounce	$27.59	$26.90	$29.41
By-product credits per silver ounce	(21.83)	(17.48)	(19.33)
AISC, After By-product Credits, per Silver Ounce	$5.76	$9.42	$10.08

Cash Costs, After By-product Credits, per Silver Ounce were lower in 2017 compared to 2016 and 2015 primarily due to higher by-product credits, partially offset by lower silver production. The decrease in AISC, After By-product Credits, per Silver Ounce is primarily due to the same factors, along with lower capital spending.

Mining and Milling costs increased in 2017 compared to 2016 and 2015 on a per-ounce basis due primarily to lower silver production resulting from reduced silver grades, as well as higher production costs year over year.

Other costs for 2017 were higher compared to 2016 and 2015 due to the effect of lower silver production.

Treatment costs were lower in 2017 compared to 2016 and 2015 as a result of improved payment terms from smelters, partially offset by lower silver production. Treatment costs were also impacted by silver price variances, as treatment costs include the value of silver not payable to us through the smelting process. The silver not payable to us is either recovered by the smelters through further processing or ultimately not recovered and included in the smelters' waste material. Treatment costs also include a price adjustment component that fluctuates with changes in base metal prices.

By-product credits per ounce were higher in 2017 compared to 2016 and 2015 due to higher prices for all three metals.

The difference between what we report as "production" and "payable metal quantities sold" is attributable to the difference between the quantities of metals contained in the concentrate we produce versus the portion of those metals actually paid for by our customers according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades which impact the amount of metals contained in concentrates produced and sold. The differences in payable quantities sold for 2017 compared to 2016 and 2015 were due mainly to timing of concentrate shipments.

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

In the fourth quarter of 2016, we revised our asset retirement obligation ("ARO") to reflect estimated undiscounted costs of approximately $100.1 million and expected timing of expenditures. This resulted in a decrease to the ARO asset and liability of $5.0 million due to the impact of discounting and the change in expected timing of expenditures.

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2017	2016	2015
Sales	$21,555	$94,479	$66,302
Cost of sales and other direct production costs	(12,660)	(64,400)	(53,960)
Depreciation, depletion and amortization	(2,447)	(11,810)	(11,262)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(15,107)	(76,210)	(65,222)
Gross profit	$6,448	$18,269	$1,080

Tons of ore milled	70,718	293,875	297,347
Production:
Silver (ounces)	838,658	3,596,010	3,028,134
Lead (tons)	4,737	21,876	18,348
Zinc (tons)	2,560	10,787	8,139
Payable metal quantities sold:
Silver (ounces)	672,421	3,433,618	2,759,114
Lead (tons)	3,779	20,724	15,856
Zinc (tons)	1,688	8,985	5,339
Ore grades:
Silver ounces per ton	12.38	12.69	10.68
Lead percent	7.10	7.78	6.55
Zinc percent	4.01	3.92	2.98
Mining cost per ton	$106.75	$98.12	$89.69
Milling cost per ton	$21.71	$24.08	$21.51
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$5.81	$8.89	$11.23
AISC, After By-product Credits, Per Silver Ounce (1)	$12.48	$20.66	$31.08

______________

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

The decrease in gross profit for 2017 compared to 2016 was primarily due to reduced metal production resulting from the strike by unionized employees starting in mid-March 2017, discussed further below, and the lack of concentrate shipments during most of the strike period. Although there was limited concentrate production since the start of the strike, we opted to defer shipments until some of the stockpiled concentrates were shipped in December 2017. Silver and lead production was also impacted by lower ore grades in the first quarter of 2017. These factors were partially offset by higher average silver, lead and zinc prices during the first quarter, prior to the start of the strike. The increase in gross profit in 2017 compared to 2015 was due to higher average silver, lead and zinc prices and higher ore grades. The lower grades in 2015 were a result of failure of the underground booster fan, which reduced the ventilation capacity of the mine, leading to the temporary closure of a higher-grade production stope. Production during most of the third quarter of 2015 came from lower grade material until the fan was replaced and other ventilation infrastructure completed.

Gross profit was also impacted by depreciation expense, which decreased in 2017 by 79% and 78% compared to 2016 and 2015, respectively, due to the lower sales volume in 2017.

Mining costs per ton increased in 2017 by 9% and 19% compared to 2016 and 2015, respectively, with the increase due to lower ore production as a result of the strike discussed below. Milling costs per ton in 2017 were 10% lower compared to 2016 and 1% higher than in 2015. Mining and milling cost per ton for 2017 are not indicative of future operating results under full production, as there was reduced mill throughput during the year. The mill was idle during the strike in 2017, and only operated when the limited mine production provided a sufficient ore stockpile. In addition, costs not directly related to mining and processing ore have been classified as suspension costs during the strike period, and excluded from the calculations of mining and milling cost per ton, Cash Cost, After By-product Credits, per Silver Ounce, and AISC, After By-product Credits, per Silver Ounce for 2017.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for 2017, 2016 and 2015:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Year ended December 31,
	2017	2016	2015
Cash Cost, Before By-product Credits, per Silver Ounce	$22.83	$23.00	$23.79
By-product credits per silver ounce	(17.02)	(14.11)	(12.56)
Cash Cost, After By-product Credits, per Silver Ounce	$5.81	$8.89	$11.23

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2017	2016	2015
AISC, Before By-product Credits, per Silver Ounce	$29.50	$34.77	$43.64
By-product credits per silver ounce	(17.02)	(14.11)	(12.56)
AISC, After By-product Credits, per Silver Ounce	$12.48	$20.66	$31.08

The decrease in Cash Cost, After By-product Credits, per Silver Ounce for 2017 compared to 2016 and 2015 was due to higher by-product credits, partially offset by lower silver production. The decrease in AISC, After By-product credits, per Silver Ounce was due to the same factors, along with lower capital spending.

Mining costs per ounce increased in 2017 compared to 2016 and 2015 as a result of lower silver production. Milling and other cash costs per ounce decreased in 2017 compared to 2016 and 2015, as the mill operated intermittently in 2017 during the strike, and costs not directly related to production were classified as suspension costs.

By-product credits per ounce increased in 2017 compared to 2016 and 2015 due to higher lead and zinc prices.

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

In 2017, we began work with a third-party equipment manufacturer to develop a remote vein miner ("RVM"), a disc-cutting, continuous-mining machine.  We believe RVMs could be used to eliminate the current drill-and-blast method and increase safety and productivity at Lucky Friday.  We conducted engineering of the machine and ordered long-lead components for the first RVM in late 2017, and we expect to begin commissioning of the machine in 2019.

Many of the employees at our Lucky Friday unit are represented by a union, and the most recent collective bargaining agreement with the union expired on April 30, 2016.  On February 19, 2017, the unionized employees voted against our contract offer.  On March 13, 2017, the unionized employees went on strike, and have been on strike since that time.  Production at Lucky Friday was suspended from the start of the strike, until limited production by salaried personnel commenced in July 2017.  Salaried personnel have continued to perform limited production and capital improvements, which are expected to include development in preparation for arrival of the RVM in 2019.  Suspension costs during the strike totaled $17.1 million in 2017, which are combined with non-cash depreciation expense of $4.2 million in a separate line item on our consolidated statement of operations.  These suspension costs are excluded from the calculation of gross profit, Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce.  In February 2018, we reached an agreement for binding third-party arbitration with the union, subject to ratification by the union membership.  If the arbitration is approved by the union members in March 2018, three arbitrators will decide on one of the following to become effective for a period of three years:  1) the contract we submitted in December 2017 as our revised last, best and final offer or 2) the terms of the collective bargaining agreement that expired in April 2016, as modified by certain changes agreed to by the union and us.  It is anticipated the arbitration would be completed in May 2018.  If the arbitration is not approved by the union members, we will be back at the status quo.  We cannot predict whether the union members will approve the arbitration, the outcome of the arbitration, or how long the strike will last or whether an agreement will be reached if the arbitration is not agreed to.  As a result of the strike or other related events, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations.

See Note 7 of Notes to Consolidated Financial Statements for more information about contingencies related to various accidents and other events that occurred at the Lucky Friday mine in prior periods.

The Casa Berardi Segment

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2017	2016	2015
Sales	$192,165	$177,143	$149,432
Cost of sales and other direct production costs	(125,585)	(108,399)	(100,884)
Depreciation, depletion and amortization	(54,594)	(47,312)	(43,674)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(180,179)	(155,711)	(144,558)
Gross profit	$11,986	$21,432	$4,874
Tons of ore milled	1,296,224	997,588	844,090
Production:
Gold (ounces)	156,653	145,975	127,891
Silver (ounces)	36,566	33,641	29,639
Payable metal quantities sold:
Gold (ounces)	152,292	142,736	130,075
Silver (ounces)	35,191	32,957	28,125
Ore grades:
Gold ounces per ton	0.139	0.167	0.174
Silver ounces per ton	0.03	0.04	0.04
Mining cost per ton	$56.39	$89.25	$94.51
Milling cost per ton	$16.10	$18.64	$19.35
Cash Cost, After By-product Credits, per Gold Ounce (1)	$819.60	$763.98	$771.54
AISC, After By-product Credits, per Gold Ounce (1)	$1,173.82	$1,244.30	$1,183.96

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

Gross profit decreased in 2017 compared to 2016 primarily due to lower ore grades and higher stripping costs in the first half of the year, partially offset by higher ore throughput and higher average gold prices. Gross profit for 2017 was higher than in 2015 primarily due to higher gold production as a result of increased mill throughput and higher average gold prices. The lower grades in 2017 were due to the addition of production from the East Mine Crown Pillar ("EMCP") pit, which commenced in July 2016, and underground mine sequencing. The increase in ore throughput was also a result of the addition of the EMCP pit.

Gross profit for each year was also affected by depreciation expense, which increased in 2017 by 15% and 25% compared to 2016 and 2015, respectively, due to an increase in assets placed in service and the impact of higher throughput on units-of-production depreciation.

Mining costs per ton for 2017 were 37% lower than in 2016 and 40% lower than in 2015. The decrease is primarily due to higher ore production, partially offset by stripping costs incurred for the EMCP pit starting in the third quarter of 2016 as discussed below.

Milling costs per ton decreased by 14% in 2017 compared to 2016 and by 17% compared to 2015 mainly due to higher ore production.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for 2017, 2016 and 2015:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Year Ended December 31,
	2017	2016	2015
Cash Cost, Before By-product Credits, per Gold Ounce	$824	$768	$775
By-product credits per gold ounce	(4)	(4)	(4)
Cash Cost, After By-product Credits, per Gold Ounce	$820	$764	$771

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Years Ended December 31,
	2017	2016	2015
AISC, Before By-product Credits, per Gold Ounce	$1,178	$1,248	$1,188
By-product credits per gold ounce	(4)	(4)	(4)
AISC, After By-product Credits, per Gold Ounce	$1,174	$1,244	$1,184

The increase in Cash Cost, After By-product Credits, per Gold Ounce for 2017 compared to 2016 and 2015 was primarily the result of higher stripping costs in the first half of the year, partially offset by higher gold production. AISC, After By-product Credits, per Gold Ounce was lower for 2017 compared to 2016 and 2015 due to lower capital spending and higher gold production, partially offset by increased stripping in the first half of the year.

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

The San Sebastian Segment

	Years Ended December 31,
	2017	2016	2015 (1)
Sales	$85,758	$113,889	$—
Cost of sales and other direct production costs	(21,007)	(27,451)	—
Depreciation, depletion and amortization	(2,693)	(3,782)	—
Cost of sales and other direct production costs and depreciation, depletion and amortization	(23,700)	(31,233)	—
Gross profit	$62,058	$82,656	$—
Tons of ore milled	144,197	143,267	6,602
Production:
Silver (ounces)	3,257,738	4,294,123	81,677
Gold (ounces)	25,177	34,042	870
Payable metal quantities sold:
Silver (ounces)	3,216,750	4,285,788	—
Gold (ounces)	25,415	32,354	—
Ore grades:
Silver ounces per ton	23.91	31.94	13.70
Gold ounces per ton	0.185	0.254	0.148
Mining cost per ton	$36.77	$75.46	$129.91
Milling cost per ton	$67.52	$69.12	$44.76
Cash Cost, After By-product Credits, per Silver Ounce (2)	$(3.36)	$(3.35)	$6.71
AISC, After By-product Credits, per Silver Ounce (2)	$(0.26)	$(1.99)	$11.99

(1)	Ore was processed for 22 days in December 2015, with the first metal sales occurring in early 2016.

(2)

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

The decrease in gross profit in 2017 compared to 2016 was due to lower silver and gold production as a result of lower ore grades. The ore processed in the first half of 2016 had considerably higher grades than anticipated over the mine life. In the third quarter of 2015, we made the development decision to mine near surface, high grade portions of silver and gold deposits from shallow open pits. A Preliminary Economic Assessment was completed, and development of the pits and mine production commenced in the fourth quarter of 2015. Mill production started in December 2015 with the ore processed at a leased mill. The first sales did not occur until early 2016, and there was no gross profit reported for 2015 as a result.

Production from the existing open pits ended in December 2017. In January 2017, we started development of a new underground portal and work to rehabilitate historic underground infrastructure which should allow us to mine deeper portions of the deposits at San Sebastian. Limited ore production from underground began in January 2018, and we expect it to ramp-up to full production levels during the first quarter of 2018.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for the years ended December 31, 2017 and 2016 and the 22 day period ended December 31, 2015:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Year ended December 31,
	2017	2016	2015
Cash Cost, Before By-product Credits, per Silver Ounce	$6.35	$6.59	18.07
By-product credits per silver ounce	(9.71)	(9.94)	(11.36)
Cash Cost, After By-product Credits, per Silver Ounce	$(3.36)	$(3.35)	$6.71

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2017	2016	2015
AISC, Before By-product Credits, per Silver Ounce	$9.45	$7.95	$23.35
By-product credits per silver ounce	(9.71)	(9.94)	(11.36)
AISC, After By-product Credits, per Silver Ounce	$(0.26)	$(1.99)	$11.99

The decrease in Cash Cost, After By-product Credits, per Silver Ounce in 2017 and 2016 compared to 2015 is due to higher silver production and lower mining costs as a result of reduced mining of waste material. The same factors, partially offset by higher exploration and sustaining capital spending, resulted in lower AISC, After By-product Credits, per Silver Ounce in 2017 and 2016 compared to 2015. The increase in AISC, After By-product Credits, per Silver Ounce in 2017 compared to 2016 was due to higher exploration and sustaining capital costs.

The difference between what we report as "production" and "payable metal quantities sold" is mainly attributable to inventory changes incidental to the timing of sales of refined metals and shipping schedules.

We believe the identification of gold as a by-product credit is appropriate at San Sebastian because of its anticipated lower economic value compared to silver over the life of the mine. In addition, we do not receive sufficient revenue from gold at San Sebastian to warrant classification of such as a co-product. We periodically review our revenues to ensure that reporting of primary products and by-products is appropriate. Because we consider gold to be a by-product of our silver production at San Sebastian, the value of gold offsets operating costs within our calculations of Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce. In addition to the impact of the by-product credits from gold, because the orebody mined at San Sebastian has been near surface and has had higher precious metal grades, it has lower Cash Cost, Before By-product Credits, per Silver Ounce and AISC, Before By-product Credits, per Silver Ounce than our other silver mines, which also contributes to lower Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce.

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans provide a significant benefit to our employees, but represent a significant liability to us.  During 2017, the funded status of our plans changed from a liability of $44.9 million at the first of the year to a liability of $47.1 million at the end of the year. The increased liability was attributable to service costs, interest costs, amortization of actuarial losses, and the impact of a plan amendment to add new participants that, collectively, exceeded returns on plan assets and our contributions to the plans.  We made cash contributions to our defined benefit plans of approximately $1.2 million in April 2017 and $5.7 million in July 2017, with no additional contributions made in 2017.  We expect to contribute a total of $3.8 million to our defined benefit plans in 2018.  See Note 8 of Notes to Consolidated Financial Statements for more information.  While the economic variables which will determine future cash requirements are uncertain, we expect contributions to increase in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness.

Income Taxes

Each reporting period we assess our deferred tax assets utilizing long-range forecasts to provide reasonable assurance that they will be realized through future earnings. We recognized a full valuation allowance on our U.S. net deferred tax assets in 2017 as a result of tax law changes enacted at the end of 2017, as discussed further below. We continue to recognize a net deferred tax liability in Canada. Our net deferred tax asset in Mexico was partially recognized in 2017.

Our U.S. net deferred tax liability at December 31, 2017 totaled $0.3 million, a decrease of $36.1 million from the $35.8 million net deferred tax asset at December 31, 2016. In 2015, we determined we were indefinite Alternative Minimum taxpayers, resulting in additional valuation allowance primarily related to forecasted utilization of regular net operating loss carryforwards and the effect of reducing the carrying value of the net temporary deferred tax assets measured at 35% to a net realizable tax rate of 20%. On December 22, 2017, the United States enacted tax reform legislation known as the H.R. 1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Act”), resulting in significant modifications to existing law. Among other changes, the Act repealed corporate Alternative Minimum tax ("AMT"). As a result, release of the valuation allowance on our deferred tax assets related to AMT was recognized in the fourth quarter of 2017. However, due to the change relating to the U.S. taxation of foreign earnings under the Act, we determined it is more likely than not that we will not realize our U.S. net deferred tax assets. Accordingly, we have applied a full valuation allowance. At December 31, 2017, we retained a valuation allowance on U.S. deferred tax assets of $75.5 million, primarily for net operating loss carryforwards.

Our net Canadian deferred tax liability at December 31, 2017 was $121.5 million, a decrease of $1.4 million from the $122.9 million net deferred tax liability at December 31, 2016. The deferred tax liability is primarily related to the excess of the carrying value of the mineral resource assets over the tax bases of those assets for Canadian tax reporting.

During the fourth quarter of 2017, we released the remaining valuation allowance against deferred tax assets in Mexico, except for the portion related to reclamation deferred tax assets. This resulted in a valuation allowance decrease and a deferred tax benefit of approximately $1.8 million. A $3.2 million valuation allowance remains on deferred tax assets in foreign jurisdictions.

As discussed in Note 5 of Notes to Consolidated Financial Statements, our effective tax rate for 2017 was negative 546% compared to 28% for 2016. The change in effective tax rate for 2017 was primarily the result of the change in the valuation allowances described above, the remeasurement of deferred tax assets and liabilities from 35% to 21%, the impact of AMT credits becoming refundable under the Act,  the U.S. deduction for percentage depletion, and the impact of taxation in foreign jurisdictions. We are subject to income taxes in the United States and other foreign jurisdictions. The overall effective tax rate will continue to be dependent upon the geographic distribution of our earnings in different jurisdictions, the U.S. deduction for percentage depletion, and fluctuation in foreign currency exchange rates. As a result, the 2018 effective tax rate could vary significantly from that of 2017.

For the year 2017, we recorded a withholding tax liability of $0.3 million on unremitted earnings from Minera Hecla S.A. de C.V. For the years 2016 and 2015, we had no unremitted foreign earnings. See Note 5 of Notes to Consolidated Financial Statements for more information.

Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations at the Greens Creek, Lucky Friday, San Sebastian and Casa Berardi units and for the Company for the years ended December 31, 2017, 2016 and 2015.

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

In thousands (except per ounce amounts)	Year Ended December 31, 2017
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver	Casa Berardi (Gold)	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$201,803	$15,107	$23,700		$240,610	$180,179	$420,789
Depreciation, depletion and amortization	(56,328)	(2,447)	(2,693)		(61,468)	(54,594)	(116,062)
Treatment costs	47,774	4,759	1,185		53,718	2,432	56,150
Change in product inventory	(2,247)	1,853	(55)		(449)	1,466	1,017
Reclamation and other costs	(2,716)	(115)	(1,467)		(4,298)	(476)	(4,774)
Cash Cost, Before By-product Credits (1)	188,286	19,157	20,670		228,113	129,007	357,120
Reclamation and other costs	2,666	217	468		3,351	475	3,826
Exploration	4,265	(1)	6,879	1,825	12,968	4,351	17,319
Sustaining capital	35,255	5,377	2,770	2,716	46,118	50,664	96,782
General and administrative				35,611	35,611		35,611
AISC, Before By-product Credits (1)	230,472	24,750	30,787		326,161	184,497	510,658
By-product credits:
Zinc	(96,950)	(4,914)			(101,864)		(101,864)
Gold	(55,694)		(31,625)		(87,319)		(87,319)
Lead	(29,717)	(9,367)			(39,084)		(39,084)
Silver						(614)	(614)
Total By-product credits	(182,361)	(14,281)	(31,625)		(228,267)	(614)	(228,881)
Cash Cost, After By-product Credits	$5,925	$4,876	$(10,955)		$(154)	$128,393	$128,239
AISC, After By-product Credits	$48,111	$10,469	$(838)		$97,894	$183,883	$281,777
Divided by ounces produced	8,352	839	3,258		12,449	157
Cash Cost, Before By-product Credits, per Ounce	$22.54	$22.83	$6.35		$18.33	$823.52
By-product credits per ounce	(21.83)	(17.02)	(9.71)		(18.34)	(3.92)
Cash Cost, After By-product Credits, per Ounce	$0.71	$5.81	$(3.36)		$(0.01)	$819.60
AISC, Before By-product Credits, per Ounce	$27.59	$29.50	$9.45		$26.20	$1,177.74
By-product credits per ounce	(21.83)	(17.02)	(9.71)		(18.34)	(3.92)
AISC, After By-product Credits, per Ounce	$5.76	$12.48	$(0.26)		$7.86	$1,173.82

In thousands (except per ounce amounts)	Year Ended December 31, 2016
	Greens Creek	Lucky Friday	San Sebastian	Corporate(3)	Total Silver	Casa Berardi (Gold)	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$191,297	$76,210	$31,233		$298,740	$155,711	$454,451
Depreciation, depletion and amortization	(53,222)	(11,810)	(3,782)		(68,814)	(47,312)	(116,126)
Treatment costs	62,754	20,277	1,504		84,535	1,264	85,799
Change in product inventory	(1,208)	(1,162)	1,599		(771)	2,890	2,119
Reclamation and other costs	(2,327)	(822)	(2,257)		(5,406)	(459)	(5,865)
Cash Cost, Before By-product Credits (1)	197,294	82,693	28,297		308,284	112,094	420,378
Reclamation and other costs	2,716	720	244		3,680	458	4,138
Exploration	1,892	76	4,043	1,658	7,669	3,331	11,000
Sustaining capital	47,046	41,536	1,540	593	90,715	66,326	157,041
General and administrative				45,040	45,040		45,040
AISC, Before By-product Credits (1)	248,948	125,025	34,124		455,388	182,209	637,597
By-product credits:
Zinc	(76,710)	(15,567)			(92,277)		(92,277)
Gold	(57,238)		(42,667)		(99,905)		(99,905)
Lead	(27,833)	(35,156)			(62,989)		(62,989)
Silver						(572)	(572)
Total By-product credits	(161,781)	(50,723)	(42,667)		(255,171)	(572)	(255,743)
Cash Cost, After By-product Credits	$35,513	$31,970	$(14,370)		$53,113	$111,522	$164,635
AISC, After By-product Credits	$87,167	$74,302	$(8,543)		$200,217	$181,637	$381,854
Divided by ounces produced	9,254	3,596	4,294		17,144	146
Cash Cost, Before By-product Credits, per Ounce	$21.32	$23.00	$6.59		$17.98	$767.90
By-product credits per ounce	(17.48)	(14.11)	(9.94)		(14.88)	(3.92)
Cash Cost, After By-product Credits, per Ounce	$3.84	$8.89	$(3.35)		$3.10	$763.98
AISC, Before By-product Credits, per Ounce	$26.90	$34.77	$7.95		$26.56	$1,248.22
By-product credits per ounce	(17.48)	(14.11)	(9.94)		(14.88)	(3.92)
AISC, After By-product Credits, per Ounce	$9.42	$20.66	$(1.99)		$11.68	$1,244.30

In thousands (except per ounce amounts)	Year Ended December 31, 2015
	Greens Creek	Lucky Friday	San Sebastian	Corporate(3)	Total Silver	Casa Berardi (Gold)	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$195,276	$65,222	$—		$260,498	$144,558	$405,056
Depreciation, depletion and amortization	(57,742)	(11,262)	—		(69,004)	(43,674)	(112,678)
Treatment costs	63,284	16,915	40		80,239	670	80,909
Change in product inventory	(3,033)	1,154	1,436		(443)	(1,970)	(2,413)
Reclamation and other costs	(1,342)	23	—		(1,319)	(455)	(1,774)
Cash Cost, Before By-product Credits (1)	196,443	72,052	1,476		269,971	99,129	369,100
Reclamation and other costs	2,570	72	—		2,642	454	3,096
Exploration	3,576	—	(17)	1,669	5,228	3,435	8,663
Sustaining capital	45,962	60,021	448	348	106,779	48,857	155,636
General and administrative				34,201	34,201		34,201
AISC, Before By-product Credits (1)	248,551	132,145	1,907		418,821	151,875	570,696
By-product credits:
Zinc	(77,211)	(10,172)			(87,383)		(87,383)
Gold	(58,091)		(928)		(59,019)		(59,019)
Lead	(28,092)	(27,863)			(55,955)		(55,955)
Silver						(457)	(457)
Total By-product credits	(163,394)	(38,035)	(928)		(202,357)	(457)	(202,814)
Cash Cost, After By-product Credits	$33,049	$34,017	$548		$67,614	$98,672	$166,286
AISC, After By-product Credits	$85,157	$94,110	$979		$216,464	$151,418	$367,882
Divided by ounces produced	8,452	3,028	82		11,562	128
Cash Cost, Before By-product Credits, per Ounce	$23.24	$23.79	$18.07		$23.35	$775.11
By-product credits per ounce	(19.33)	(12.56)	(11.36)		(17.50)	(3.57)
Cash Cost, After By-product Credits, per Ounce	$3.91	$11.23	$6.71		$5.85	$771.54
AISC, Before By-product Credits, per Ounce	$29.41	$43.64	$23.35		$36.22	$1,187.53
By-product credits per ounce	(19.33)	(12.56)	(11.36)		(17.50)	(3.57)
AISC, After By-product Credits, per Ounce	$10.08	$31.08	$11.99		$18.72	$1,183.96

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

(2)

The unionized employees at Lucky Friday have been on strike since March 13, 2017, and production at Lucky Friday has been limited since that time. For 2017, costs related to suspension of full production totaling approximately $17.1 million, along with $4.2 million in non-cash depreciation expense for that period, have been excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

(3)	AISC, Before By-product Credits for our consolidated silver properties includes corporate costs for general and administrative expense, exploration and sustaining capital.

Reconciliation of Net Income (Loss) (GAAP) to Earnings Before Interest, Taxes, Depreciation, and Amortization (non-GAAP)

The non-GAAP measure of earnings before interest, taxes, depreciation, and amortization ("EBITDA") is calculated as net income (loss) before the following items: interest expense, income tax provision (benefit), and depreciation, depletion, and amortization expense. Management believes that, when presented in conjunction with comparable GAAP measures, EBITDA is useful to investors in evaluating our operating performance. The table below presents reconciliations between the non-GAAP measure EBITDA to the GAAP measure of net income (loss) for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 (in thousands).

	Year ended December 31,
	2017	2016	2015	2014	2013
Net income (loss) (GAAP)	$(23,519)	$69,547	$(86,968)	$17,824	$(25,130)
Interest expense, net of amount capitalized(1)	38,012	21,796	25,389	26,775	21,689
Income tax provision (benefit)	19,879	27,428	56,310	(5,240)	(9,795)
Depreciation, depletion, and amortization	121,930	117,413	112,585	112,173	82,366

EBITDA	$156,302	$236,184	$107,316	$151,532	$69,130

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

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	December 31, 2017	December 31, 2016	December 31, 2015
Cash and cash equivalents held in U.S. dollars	$168.0	$156.1	$137.0
Cash and cash equivalents held in foreign currency	18.1	13.7	18.2
Total cash and cash equivalents	186.1	169.8	155.2
Marketable debt securities, current	33.8	29.1	—
Marketable equity securities, non-current	7.6	5.0	1.5
Total cash, cash equivalents and investments	$227.5	$203.9	$156.7

Cash and cash equivalents increased in 2017, as discussed below. Cash and cash equivalents held in foreign currencies represents balances in Canadian dollars and Mexican pesos, with the $4.4 million increase in 2017 resulting from increases in both currencies held. Current marketable debt securities increased by $4.7 million (discussed below), and the value of non-current marketable equity securities increased by $2.6 million (discussed in Note 2 of Notes to Consolidated Financial Statements).

As discussed in Note 6 of Notes to Consolidated Financial Statements, on April 12, 2013, we completed an offering of Senior Notes in the total principal amount of US$500 million, which have a total principal balance of $506.5 million as of December 31, 2017. The Senior Notes are due May 1, 2021 and bear interest at a rate of 6.875% per year from the most recent payment date to which interest has been paid or provided for.  Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013, and we have made all interest payments payable to date.

In the third quarter of 2015, we made a development decision to mine near surface, high grade portions of the silver and gold deposits at our San Sebastian project in Mexico and commenced ore production at the end of 2015.  As a result, San Sebastian generated positive cash flows in 2016. In January 2017, we initiated work to develop and rehabilitate underground access which should allow us to mine deeper portions of the deposits at San Sebastian. Limited underground ore production began in January 2018. We anticipate San Sebastian will continue to generate positive cash flows until early- or mid-2020.  However, our estimate of costs could change, and our ability to generate cash flow at San Sebastian could be impacted by changes in precious metals prices or other factors, and there can be no assurance that we will be able to develop and operate San Sebastian as anticipated.

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

As discussed in Note 9 of Notes to Consolidated Financial Statements, in February 2016 we entered into an equity distribution agreement under which we may issue and sell shares of our common stock from time to time having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information, and the agreement can be terminated by us at any time. As of December 31, 2017, we had sold 4,608,847 shares through the at-the-market program for net proceeds of $17.7 million, including 1,828,760 shares sold in 2017 for total proceeds of approximately $9.6 million. In July 2017, we used $5.7 million of the proceeds from shares sold in the second quarter of 2017 to fund contributions to our defined benefit pension plans.

Pursuant to our common stock dividend policy described in Note 9 of Notes to Consolidated Financial Statements, our Board of Directors declared and paid dividends on common stock totaling $4.0 million in 2017, $3.9 million in 2016, and $3.7 million in 2015. On February 14, 2018, our Board of Directors declared a dividend on common stock totaling $1.0 million payable in March 2018. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of December 31, 2017, 934,100 shares have been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at February 12, 2018, was $3.75 per share.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability of approximately $97 million of our revolving credit facility, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing, if needed, will be adequate to meet our obligations and other potential cash requirements during the next 12 months. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes, capital expenditures at our operations, potential acquisitions of other mining companies or properties, regulatory matters, litigation, potential repurchases of our common stock under the program described above, and payment of dividends on common stock, if declared by our board of directors.  We currently estimate that a total of between $95 million and $105 million will be spent on capital expenditures, primarily for equipment, infrastructure, and development at our mines, in 2018.  We also estimate that exploration and pre-development expenditures will total between $35 million and $42 million in 2018. In addition, we expect research and development expenditures to total between $13 million and $18 million in 2018. However, capital, exploration, pre-development, and research and development expenditures may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate costs, sources of liquidity available to us, and other factors. A sustained downturn in metals prices or significant increase in operational or capital costs, other uses of cash, or other factors beyond our control could impact our plans.

	Year Ended December 31,
	2017	2016	2015
Cash provided by operating activities (in millions)	$115.9	$225.3	$106.4

Cash provided by operating activities decreased by $109.4 million in 2017 compared to 2016. The decrease is due to income, adjusted for non-cash items, being lower by $96.8 million. The lower income is primarily due to lower gross profit generated at San Sebastian, Lucky Friday, and Casa Berardi (see the San Sebastian Segment, Lucky Friday Segment, and Casa Berardi Segment sections above for more information), suspension costs incurred at Lucky Friday as a result of the strike, and higher exploration, pre-development, and research and development spending. In addition, working capital and other operating asset and liability changes resulted in a net reduction in cash of $39.5 million in 2017 compared to an addition of $22.5 million in 2016. Significant variances in working capital changes between 2017 and 2016 resulted from settlement of the reclamation insurance policy for the Troy mine for cash proceeds of $16.0 million in 2016, payment of estimated income taxes in Mexico in 2017, lower incentive compensation accruals, and reduced accounts payable balances due to completion of #4 Shaft and the strike at Lucky Friday. These items were partially offset by net payments in 2016 totaling $9.9 million by CoCa Mines, Inc., our wholly-owned subsidiary, for settlement of response costs at the Gilt Edge and Nelson Tunnel/Commodore sites.

Cash provided by operating activities increased by $118.9 million in 2016 compared to 2015. The increase is due to income, adjusted for non-cash items, being higher by $106.0 million. The higher income is primarily due to gross profit generated at San Sebastian following commencement of production there in December 2015, improved metals production at Greens Creek, Lucky Friday, and Casa Berardi, and higher average metals prices. In addition, working capital and other operating asset and liability changes resulted in a net addition to cash of $22.5 million in 2016 compared to an addition of $9.6 million in 2015. Significant variances in working capital changes between 2016 and 2015 resulted from the $16.0 million reclamation insurance settlement and higher incentive compensation accruals in 2016. These items were partially offset by net payments totaling $9.9 million by CoCa Mines, Inc., our wholly-owned subsidiary, for settlement of response costs at the Gilt Edge and Nelson Tunnel/Commodore sites, higher accounts receivable and inventory balances, and lower accrued taxes.

	Year Ended December 31,
	2017	2016	2015
Cash used in investing activities (in millions)	$95.4	$198.7	$138.6

Capital expenditures, excluding non-cash lease additions of $6.4 million, were $98.0 million in 2017, which was $66.8 million lower than capital expenditures in 2016. The decrease was primarily related to lower costs for (i) the #4 Shaft project, which was completed in January 2017, (ii) other activity at Lucky Friday as a result of the strike, (iii) construction of the tailings facility at Greens Creek, and (iv) development of the EMCP pit at Casa Berardi. We purchased marketable securities having a cost basis of $56.6 million and $48.9 million during 2017 and 2016, respectively, with all but $1.6 million and $0.9 million for those years related to purchases of bonds having maturities of greater than 90 days and less than 365 days. Bonds valued at $50.0 million and $18.6 million matured during 2017 and 2016, respectively. During 2017, we received $7.7 million in insurance proceeds related to the collapse of the mill building at the Troy mine in February 2017 due to snow. We reduced restricted cash by $1.2 million during 2017 as a result of replacing cash collateral for future reclamation costs with non-cash bonding.

We invested $164.8 million in capital expenditures in 2016, excluding $2.3 million in non-cash capital lease additions, compared to $137.4 million, excluding $5.1 million in capital leases, in 2015. The increase was primarily related to higher costs at Casa Berardi for development of the new EMCP pit, a tailings dam raise project, underground development, and machinery and equipment. We had a net cash outflow of $3.9 million for the purchase of Mines Management in 2016, and $0.8 million for the purchase of Revett in 2015. We purchased marketable equity securities having a cost basis of $0.9 million during both 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
Cash used in financing activities (in millions)	$(5.2)	$(12.0)	$(17.1)

In 2017 and 2016, we received $9.6 million and $8.1 million, respectively, in net proceeds from the sale of our common stock under the equity distribution agreement discussed above. During 2017, 2016, and 2015, we paid cash dividends on our common stock totaling $4.0 million, $3.9 million, and $3.7 million, respectively. We also paid cash dividends of $0.6 million on our Series B preferred stock during each of those years. We made payments on our capital leases of $6.5 million, $8.4 million, and $10.0 million in 2017, 2016, and 2015, respectively, and payments on debt of $0.5 million, $2.7 million and $0.9 million in 2017, 2016 and 2015, respectively. We also purchased shares of our common stock for $2.9 million, $4.4 million, and $1.9 million in 2017, 2016, and 2015, respectively, primarily related to the election by employees to satisfy tax withholding obligations for the vesting of restricted stock units through net share settlement.

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, outstanding purchase orders, certain capital expenditures, our credit facility, and lease arrangements as of December 31, 2017 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Purchase obligations (1)	$12,706	$—	$—	$—	$12,706
Commitment fees (2)	500	817	—	—	1,317
Contractual obligations (3)	5,769	—	—	—	5,769
Capital lease commitments (4)	6,014	5,656	844	—	12,514
Operating lease commitments (5)	4,812	5,746	5,428	—	15,986
Defined benefit pension plans (6)	3,843	—	—	—	3,843
Supplemental executive retirement plan (6)	471	1,277	1,665	5,648	9,061
Senior Notes (7)	34,822	69,644	518,107	—	622,573
Total contractual cash obligations	$68,937	$83,140	$526,044	$5,648	$683,769

(1)	Consist of open purchase orders of approximately $10.5 million at the Greens Creek unit, $0.2 million at the Lucky Friday unit and $2.0 million at the Casa Berardi unit.

(2)

We have a $100 million revolving credit agreement under which we are required to pay a standby fee of 0.5% per annum on undrawn amounts. With the exception of $2.6 million in letters of credit outstanding, there was no amount drawn under the revolving credit agreement as of December 31, 2017, and the amounts above assume no amounts will be drawn during the agreement's term.  For more information on our credit facility, see Note 6 of Notes to Consolidated Financial Statements.

(3)	As of December 31, 2017, we were committed to approximately $5.8 million in expenditures for various items.

(4)

Includes scheduled capital lease payments of $2.2 million, $3.3 million and $7.0 million (including interest), respectively, for equipment at our Greens Creek, Lucky Friday and Casa Berardi units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods.  See Note 6 of Notes to Consolidated Financial Statements for more information.

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

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At December 31, 2017, our liabilities for these matters totaled $86.0 million.  Future expenditures related to closure, reclamation and environmental expenditures at our other sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 4 of Notes to Consolidated Financial Statements and Item 1A. Risk Factors – Our environmental obligations may exceed the provisions we have made.

Off-Balance Sheet Arrangements

At December 31, 2017, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown above in Item 1. – Business, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in exchange-traded funds, industrial demand, and consumer demand. Gold demand arises primarily from investment and consumer demand.  Investment demand for silver and gold can be influenced by several factors, including:  the value of the U.S. dollar and other currencies, changing U.S. budget deficits, widening availability of exchange-traded funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertainty related to the political environment in the U.S., Britain's exit from the European Union and a global economic recovery, including recent uncertainty in China, could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  Consumer demand is driven significantly by demand for jewelry and other retail products. We believe that long-term industrial and economic trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer demand for silver and gold and industrial demand for silver.  However, China has recently experienced a lower rate of economic growth which could continue in the near term. There can be no assurance whether these trends will continue or how they will impact prices of the metals we produce. In the past, we have recorded impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

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

Mineral Reserves

Critical estimates are inherent in the process of determining our reserves. Our reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. Metals prices are estimated at long-term averages, as described above in Item 2. – Properties. Our assessment of reserves occurs at least annually, and periodically utilizes external audits.

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

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.  The valuation of assets acquired and liabilities assumed requires management to make significant estimates and assumptions, especially with respect to long-lived assets (including mineral assets beyond the known reserve). These estimates include future metals prices and mineral reserves, as discussed above.  Management may also be required to make estimates related to the valuation of deferred tax assets or liabilities as part of the purchase price allocation for business combinations. In some cases, we use third-party appraisers to determine the fair values and of property and other identifiable assets. In addition, costs related to business combinations are included in earnings as incurred, and our financial results for periods in which business combinations are pursued could be adversely affected as a result.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall.  The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets.  In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.  ASU No. 2015-14 defers the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. We have elected to adopt the modified-retrospective transition approach to implement this standard.

We have performed an assessment of the impact of implementation of ASU No. 2014-09, and concluded it will not change the timing of revenue recognition or amounts of revenue recognized compared to how we recognize revenue under our current policies. Our revenues involve a relatively limited number of types of contracts and customers. In addition, our revenue contracts do not involve multiple types of performance obligations. Revenues from doré are recognized, and the transaction price is known, at the time the metals sold are delivered to the customer. Concentrate revenues are generally recognized at the time of shipment. Concentrates sold at our Lucky Friday unit typically leave the mine and are received by the customer within the same day. There is a period of time between shipment of concentrates from our Greens Creek unit and their physical receipt by the customer. However, based on our assessment, we believe control of the concentrate parcels is generally obtained by the customer at the time of shipment.

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

ASU No. 2014-09 will require additional disclosures, where applicable, on (i) contracts with customers, (ii) significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and the transaction price, and (iii) assets recognized for costs to obtain or fulfill contracts. We have developed draft disclosure which we believe, when implemented, will meet these new requirements.

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires entities to measure equity investments that are not accounted for under the equity method at fair value, with any changes in fair value included in current earnings, and updates certain disclosure requirements. The update is effective for fiscal years beginning after December 15, 2017. Adoption will be accounted for using the modified-retrospective approach, with a cumulative-effect adjustment to our balance sheet as of January 1, 2018. At December 31, 2017, we had net unrealized gains related to equity investments of $3.7 million included in accumulated other comprehensive loss.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently reviewing our leases and compiling the information required to implement the new guidance. See the Contractual Obligations and Contingent Liabilities and Commitments section above for information on future commitments related to our operating leases; the present value of these leases will be recognized on our balance sheet upon implementation of the new guidance. We are currently evaluating the potential impact of implementing this update on our consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Our restricted cash balance at December 31, 2017 was $1.0 million, and we do not expect this update to have a material impact on our consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Period Postretirement Benefit Cost. The update provides specific requirements for classification and disclosure regarding the service cost component and other components of net benefit cost related to pension plans. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We have implemented this update effective January 1, 2018. For the full year of 2018, a total net expense of approximately $2.8 million for the components of net benefit cost except service cost is expected to be included in other income (expense) on our consolidated statements of operations, and not reported in the same line items as other employee compensation costs.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at December 31, 2017 which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Item 1A. Risk Factors above).

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when title and risk of loss transfers to the customer. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our concentrates will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A. Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us).  At December 31, 2017, metals contained in concentrates and exposed to future price changes totaled approximately 1.6 million ounces of silver, 5,799 ounces of gold, 11,365 tons of zinc, and 2,705 tons of lead.  If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $7.6 million.  However, as discussed in Commodity-Price Risk Management below, we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales. Therefore, the impact of changes in prices on the value of concentrates sold would be substantially offset by a gain or loss on forward contracts.

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, we are using financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments. These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At December 31, 2017, we recorded a current liability of $10.3 million, which is included in other current liabilities and is net of $0.2 million for contracts in a fair value current asset position. In addition, we recorded a non-current liability of $5.2 million at December 31, 2017 which is included in other non-current liabilities.

We recognized a $6.0 million net loss during 2017 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net loss recognized on the contracts offsets $6.7 million in gains related to price adjustments on our provisional concentrate sales, both of which resulted from changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $21.3 million net loss during 2017 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments. The net loss on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net loss for 2017 is the result of higher zinc and lead prices. This program, when utilized, is designed to mitigate the impact of potential future declines in zinc and lead prices from the price levels established in the contracts (see average price information below). When those prices increase compared to the contract prices, we recognize losses.

The following tables summarize the quantities of metals committed under forward sales contracts at December 31, 2017:

December 31, 2017	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2018 settlements	1,447	5	21,550	4,740	$16.64	$1,279	$1.45	$1.11
Contracts on forecasted sales
2018 settlements	—	—	32,187	16,645	N/A	N/A	$1.29	$1.06
2019 settlements	—	—	23,589	18,078	N/A	N/A	$1.33	$1.09
2020 settlements	—	—	3,307	2,866	N/A	N/A	$1.27	$1.08

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates between the U.S. dollar ("USD") and the Canadian dollar ("CAD") and Mexican peso ("MXN"). We have determined that the functional currency for our Canadian and Mexican operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD and MXN to USD are recorded to earnings each period. For the year ended December 31, 2017, we recognized a net foreign exchange loss of $10.3 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at December 31, 2017 would have resulted in a change of approximately $12.2 million in our net foreign exchange gain or loss. A 10% change in the exchange rate between the USD and MXN from the rate at December 31, 2017 would have resulted in a change of approximately $0.4 million in our net foreign exchange gain or loss.

In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a program to manage our exposure to the impact of fluctuations in the exchange rate between the USD and MXN on our future operating costs denominated in MXN. The programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of December 31, 2017, we had 96 forward contracts outstanding to buy CAD$213.1 million having a notional amount of US$164.5 million, and 25 forward contracts outstanding to buy MXN$278.2 million having a notional amount of US$14.1 million. The CAD contracts are related to forecasted cash operating costs at Casa Berardi to be incurred from 2018 through 2020 and have CAD-to-USD exchange rates ranging between 1.2787 and 1.3380. The MXN contracts are related to forecasted cash operating costs at San Sebastian for 2018 and 2019 and have MXN-to-USD exchange rates ranging between 18.8317 and 20.8550. Our risk management policy allows for up to 75% of our planned cost exposure for five years into the future to be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of December 31, 2017, we recorded the following balances for the fair value of the contracts:

•	a current asset of $2.3 million, which is included in other current assets and is net of $0.4 million for contracts in a current liability position; and
•	a non-current asset of $2.7 million, which is included in other non-current assets and is net of $0.3 million for contracts in a non-current liability position.

Net unrealized gains of approximately $5.0 million related to the effective portion of the hedges were included in accumulated other comprehensive income as of December 31, 2017, and are net of related deferred taxes. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $2.1 million in net unrealized gains included in accumulated other comprehensive income as of December 31, 2017 would be reclassified to current earnings in the next twelve months. Net realized gains of approximately $1.1 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs in 2017.

Net unrealized gains of approximately $5 thousand related to ineffectiveness of the hedges were included in gain (loss) on derivatives contracts on our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2017.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included herein beginning on page F-1. Financial statement schedules are omitted as they are not applicable or the information required in the schedule is already included in the Consolidated Financial Statements.

The following table sets forth supplementary financial data (in thousands, except per share amounts) for each quarter for the years ended December 31, 2017 and 2016, derived from our unaudited quarterly financial statements, with the total amounts for each year derived from our audited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our Consolidated Financial Statements.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
2017
Sales of products	$160,113	$140,839	$134,279	$142,544	$577,775
Gross profit	$47,226	$43,637	$31,207	$34,916	$156,986
Net income (loss)	$(27,749)	$1,412	$(24,016)	$26,834	$(23,519)
Preferred stock dividends	$(138)	$(138)	$(138)	$(138)	$(552)
Income (loss) applicable to common stockholders	$(27,887)	$1,274	$(24,154)	$26,696	$(24,071)
Basic income (loss) per common share	$(0.07)	$—	$(0.06)	$0.07	$(0.06)
Diluted income (loss) per common share	$(0.07)	$—	$(0.06)	$0.07	$(0.06)

2016
Sales of products	$164,245	$179,393	$171,302	$131,017	$645,957
Gross profit	$43,547	$58,685	$58,452	$30,822	$191,506
Net income (loss)	$20,260	$25,789	$24,116	$(618)	$69,547
Preferred stock dividends	$(138)	$(138)	$(138)	$(138)	$(552)
Income (loss) applicable to common stockholders	$20,122	$25,651	$23,978	$(756)	$68,995
Basic income (loss) per common share	$0.05	$0.07	$0.06	$—	$0.18
Diluted income (loss) per common share	$0.05	$0.07	$0.06	$—	$0.18

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of the end of the reporting period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of December 31, 2017, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2017, based on these criteria.

Our internal control over financial reporting as of December 31, 2017 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in the attestation report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hecla Mining Company

Coeur d’Alene, Idaho

Opinion on Internal Control over Financial Reporting

We have audited Hecla Mining Company’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Spokane, Washington

February 15, 2018

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

In accordance with our certificate of incorporation, our board of directors is divided into three classes. The terms of office of the directors in each class expire at different times. The directors are elected for three-year terms. The Effective Dates listed below for each director indicate their current term of office. All officers are elected for a term which ordinarily expires on the date of the meeting of the board of directors immediately following the annual meeting of stockholders. The positions and ages listed below for our current directors and officers are as of the scheduled date of our next annual meeting of stockholders in May 2018. There are no arrangements or understandings between any of the directors or officers and any other person(s) pursuant to which such directors or officers were elected.

	Age at May 24, 2018	Position and Committee Assignments	Effective Dates
Phillips S. Baker, Jr.	58	President and CEO,	5/17	—	5/18
		Director (1)	5/17	—	5/20
Lindsay A. Hall	62	Senior Vice President, Chief Financial Officer and Treasurer	5/17	—	5/18
Lawrence P. Radford	57	Senior Vice President – Operations	5/17	—	5/18
Dr. Dean W.A. McDonald	61	Senior Vice President – Exploration	5/17	—	5/18
David C. Sienko	49	Vice President and General Counsel	5/17	—	5/18
Robert D. Brown	49	Vice President – Corporate Development	5/17	—	5/18
Ted Crumley	73	Director and Chairman of the Board (1,4)	5/16	—	5/19
Catherine J. Boggs	63	Director (2,3,4)	1/17	—	5/18
George R. Johnson	69	Director (2,5)	5/17	—	5/20
George R. Nethercutt, Jr.	73	Director (3,4)	5/15	—	5/18
Stephen F. Ralbovsky	64	Director (2,3,5)	3/16	—	5/18
Terry V. Rogers	71	Director (1,4,5)	5/16	—	5/19
Charles B. Stanley	59	Director (2,3,5)	5/16	—	5/19

(1)     Member of Executive Committee

(2)     Member of Audit Committee

(3)     Member of Corporate Governance and Directors Nominating Committee

(4)     Member of Compensation Committee

(5)     Member of Health, Safety, Environmental and Technical Committee

Phillips S. Baker, Jr., has been our Chief Executive Officer since May 2003 and a director since November 2001. Prior to that, Mr. Baker held a variety of other positions with us starting in May 2001. Mr. Baker has served as a director for QEP Resources, Inc. (a natural gas and oil exploration and production company) since May 2010, and Chairman of the Board for the National Mining Association (a U.S. mining advocate and national trade organization that represents the interests of mining) since October 2017, and has been a Board member since September 2010. He also served as Vice Chairman of the Board for the National Mining Association from October 2015 to October 2017. He has also served as a Board member of the National Mining Hall of Fame and Museum (a federally-chartered non-profit national mining museum) since February 2012.

Lindsay A. Hall was appointed Senior Vice President and Chief Financial Officer in July 2016.  Prior to his appointment, Mr. Hall was Chief Financial Officer of Goldcorp Inc. (a Canadian gold mining company) from April 2006 to March 2016, and Executive Vice President from March 2006 to March 2016.

Lawrence P. Radford was appointed Senior Vice President - Operations in July 2013, and prior to that was Vice President - Operations from October 2011 to June 2013. Prior to joining Hecla, Mr. Radford was Vice President of South American Operations for Kinross Gold Corporation (a Canadian gold mining company) from April 2010 to September 2011.

Dr. Dean W.A. McDonald was appointed Senior Vice President - Exploration in July 2013 and prior to that was Vice President - Exploration from August 2006 to June 2013.  Dr. McDonald was also appointed Senior Vice President - Exploration of our Canadian subsidiary, Hecla Canada Ltd., in July 2013 and was Vice President - Exploration from January 2007 to June 2013. Dr. McDonald has also served as a Director for Canamex Gold Corp. (formerly known as Canamex Resources Corp.) (a mineral exploration company) from August 2013 to December 2017.

David C. Sienko was appointed Vice President and General Counsel in January 2010.  Prior to his appointment, Mr. Sienko was a partner with the law firm K&L Gates LLP from 2004 to January 2010, where he specialized in securities, mergers and acquisitions, and corporate governance.

Robert D. Brown was appointed Vice President - Corporate Development in January 2016, and prior to that was a consultant for Hecla from March 2015 to December 2015. Mr. Brown was also appointed Vice President - Corporate Development of our Canadian subsidiary, Hecla Canada Ltd., in January 2016. Prior to joining Hecla, Mr. Brown was President of Septemus Consulting Ltd. (a private consulting firm providing technical and corporate support for exploration, development, and production companies) from October 2011 to December 2015. He also served as a Vice President - Corporate Development for Fortuna Silver Mines (a Canadian silver mining company) from May 2012 to October 2014.

 Ted Crumley has served as a director since 1995 and became Chairman of the Board in May 2006. Mr. Crumley served as the Executive Vice President and Chief Financial Officer of OfficeMax Incorporated (a distributor of office products) from January 2005 until his retirement in December 2005, and as Senior Vice President from November 2004 to January 2005.

Catherine “Cassie” J. Boggs has served as a director since January 2017. Ms. Boggs has been the General Counsel at Resource Capital Funds (a mining-focused private equity firm) since January 2011. Ms. Boggs has been a board member of Funzeleo (a non-profit dedicated to inspiring and preparing youth for high-demand science and math-based careers) since January 2016, as well as serving as President of the Rocky Mountain Mineral Law Foundation (a non-profit organization dedicated to the study of laws and regulations relating to mining, oil and gas, energy, public lands, water, environmental and international law) from July 2012 to July 2013, and a board member of the Rocky Mountain Law Foundation from July 2011 to July 2015.

George R. Johnson has served as a director since March 2016. Mr. Johnson was Senior Vice President of Operations of B2Gold Corporation (a Canadian-based gold producing company) from August 2009 until his retirement in April 2015. He has served on the Board of Directors of B2Gold Corporation since March 2016.

George R. Nethercutt, Jr. has served as a director since February 2005. Mr. Nethercutt has served as Chairman of The George Nethercutt Foundation (a non-profit student leadership and civics education charity) since 2005, and was appointed Of Counsel to Lee & Hayes PLLC (a law firm) in September 2010. He has been a board member of Washington Policy Center (a public policy organization providing analysis on issues relating to the free market and government regulation) since January 2005; member of Board of Chancellors, Juvenile Diabetes Research Foundation International (a charity and advocate of juvenile diabetes research worldwide) since June 2011. He was a board member of ARCADIS Corporation (an international company providing consultancy, engineering and management services) from May 2005 to April 2017; a Principal of Nethercutt Consulting LLC, (a strategic planning and consulting firm) from January 2007 to January 2012, and a member on the board of IP Street (a software company) from May 2011 to January 2015.

Stephen F. Ralbovsky has served as a director since March 2016. Mr. Ralbovsky has been the founder and principal of Wolf Sky Consulting LLC (a tax consulting firm) since June 2014. Prior to that, he was a partner with PricewaterhouseCoopers LLP (an accounting firm) from February 1987 until his retirement in June 2014, where he concentrated his practice on public companies operating in the mining industry. Mr. Ralbovsky is a part-time Professor of Practice at the University of Arizona James E. Rogers College of Law, where he teaches Global Mining Taxation, and is a member of several organizations, including AICPA, Arizona Society of CPAs, National Mining Association, and Society for Mining, Metallurgy and Exploration.

Charles B. Stanley has served as a director since May 2007.  Mr. Stanley has been the Chief Executive Officer, President and Director of QEP Resources, Inc. (a natural gas and oil exploration and production company) since May 2010, and Chairman of QEP's Board of Directors since May 2012. He also served as Chairman, Chief Executive Officer, President and Director of QEP Midstream Partners, LP (a master limited partnership that owns, operates, acquires and develops midstream energy assets) from May 2013 to December 2014.

Terry V. Rogers has served as a director since May 2007.  Mr. Rogers was the Senior Vice President and Chief Operating Officer of Cameco Corporation (a uranium producer) from February 2003 until his retirement in June 2007.   He has also served as a Director for Centerra Gold Inc. (a Canadian gold mining company) and its predecessor company, Cameco Gold, since February 2003.

Information with respect to our directors is set forth under the caption “Proposal 1 - Election of Directors” in our proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 24, 2018 (the Proxy Statement), which information is incorporated herein by reference.

Reference is made to the information set forth in the first paragraph under the caption “Report of Audit Committee,” and under the caption “Corporate Governance and Related Matters,” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

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

HECLA MINING COMPANY

By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President, Chief Executive Officer and Director

Date:	February 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Phillips S. Baker, Jr.	2/15/2018	/s/ Ted Crumley	2/15/2018
Phillips S. Baker, Jr. President, Chief Executive Officer and Director (principal executive officer)	Date	Ted Crumley Director	Date

/s/ Lindsay A. Hall	2/15/2018	/s/ Charles B. Stanley	2/15/2018
Lindsay A. Hall Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	Date	Charles B. Stanley Director	Date

/s/ Stephen F. Ralbovsky	2/15/2018	/s/ George R. Nethercutt, Jr.	2/15/2018
Stephen F. Ralbovsky Director	Date	George R. Nethercutt, Jr. Director	Date

/s/ Terry V. Rogers	2/15/2018	/s/ Catherine J. Boggs	2/15/2018
Terry V. Rogers Director	Date	Catherine J. Boggs Director	Date

/s/ George R. Johnson	2/15/2018
George R. Johnson Director	Date

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hecla Mining Company

Coeur d’Alene, Idaho

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hecla Mining Company and Subsidiaries (the “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 15, 2018 expressed an unqualified opinion thereon.

Change in Accounting Method Related to Deferred Income Taxes

As discussed in Note 5 to the consolidated financial statements, the Company has changed its method of accounting for balance sheet classification of income taxes in 2017 due to the adoption of Accounting Standards Update 2015-17.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2001.

Spokane, Washington

February 15, 2018

Hecla Mining Company and Subsidiaries

 Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$186,107	$169,777
Investments	33,758	29,117
Accounts receivable:
Trade	14,805	20,082
Taxes	10,382	187
Other, net	7,003	9,780
Inventories:
Concentrates, doré, stockpiled ore, and metals in transit and in-process	28,455	25,944
Materials and supplies	26,100	24,079
Other current assets	13,715	12,125
Total current assets	320,325	291,091
Non-current investments	7,561	5,002
Non-current restricted cash and investments	1,032	2,200
Properties, plants, equipment and mineral interests, net	2,020,021	2,032,685
Deferred income taxes	1,509	35,815
Other non-current assets	14,509	4,884
Total assets	$2,364,957	$2,371,677
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$46,549	$60,064
Accrued payroll and related benefits	31,259	36,515
Accrued taxes	5,919	9,061
Current portion of capital leases	5,608	5,653
Current portion of accrued reclamation and closure costs	6,679	5,653
Current portion of debt	—	470
Accrued interest	5,745	5,745
Other current liabilities	10,371	3,064
Total current liabilities	112,130	126,225
Long-term capital leases	6,193	5,838
Accrued reclamation and closure costs	79,366	79,927
Long-term debt	502,229	500,979
Deferred tax liability	121,546	122,855
Non-current pension liability	46,628	44,491
Other non-current liabilities	12,983	11,518
Total liabilities	881,075	891,833
Commitments and contingencies (Notes 2, 3, 4, 6, 7, 8, and 10)
STOCKHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, authorized 750,000,000 shares; issued and outstanding 2017 — 399,176,425 shares and 2016 — 395,286,875 shares	100,926	99,806
Capital surplus	1,619,816	1,597,212
Accumulated deficit	(195,484)	(167,437)
Accumulated other comprehensive loss, net	(23,373)	(34,602)
Less treasury stock, at cost; 2017 — 4,529,450 and 2016 — 3,941,210 shares issued and held in treasury	(18,042)	(15,174)
Total stockholders’ equity	1,483,882	1,479,844
Total liabilities and stockholders’ equity	$2,364,957	$2,371,677

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Sales of products	$577,775	$645,957	$443,567
Cost of sales and other direct production costs	304,727	338,325	292,378
Depreciation, depletion and amortization	116,062	116,126	112,678
Total cost of sales	420,789	454,451	405,056
Gross profit	156,986	191,506	38,511
Other operating expenses:
General and administrative	35,611	45,040	34,201
Exploration	23,510	14,720	17,745
Pre-development	5,448	3,137	4,213
Research and development	3,276	243	—
Provision for closed operations and environmental matters	6,701	5,721	12,220
Other operating expense	2,513	3,153	3,177
(Gain) loss on disposition of properties, plants, equipment and mineral interests	(6,042)	(147)	404
Lucky Friday suspension-related costs	21,301	—	—
Acquisition costs	25	2,695	2,162
Total other operating expense	92,343	74,562	74,122
Income (loss) from operations	64,643	116,944	(35,611)
Other income (expense):
(Loss) gain on derivative contracts	(21,250)	4,423	8,252
Loss on disposition of investments	(166)	—	(44)
Unrealized loss on investments	(247)	(177)	(3,333)
Net foreign exchange (loss) gain	(10,300)	(2,926)	24,551
Interest and other income	1,692	507	916
Interest expense, net of amount capitalized	(38,012)	(21,796)	(25,389)
Total other (expense) income:	(68,283)	(19,969)	4,953
(Loss) income before income taxes	(3,640)	96,975	(30,658)
Income tax provision	(19,879)	(27,428)	(56,310)
Net (loss) income	(23,519)	69,547	(86,968)
Preferred stock dividends	(552)	(552)	(552)
(Loss) income applicable to common stockholders	$(24,071)	$68,995	$(87,520)

Comprehensive (loss) income:
Net (loss) income	$(23,519)	$69,547	$(86,968)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) and amortization of prior service on pension plans	(1,326)	676	(850)
Change in fair value of derivative contracts designated as hedge transactions	10,290	(5,260)	—
Unrealized holding gains (losses) on investments	2,098	1,613	(2,743)
Reclassification of disposition or impairment of investments included in net (loss) income	167	1,000	2,993
Total change in accumulated other comprehensive income (loss), net	$11,229	$(1,971)	$(600)
Comprehensive income (loss)	$(12,290)	$67,576	$(87,568)
Basic (loss) income per common share after preferred dividends	$(0.06)	$0.18	$(0.23)
Diluted (loss) income per common share after preferred dividends	$(0.06)	$0.18	$(0.23)
Weighted average number of common shares outstanding – basic	397,394	386,416	373,954
Weighted average number of common shares outstanding – diluted	397,394	389,322	373,954

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net (loss) income	$(23,519)	$69,547	$(86,968)
Non-cash elements included in net (loss) income:
Depreciation, depletion and amortization	121,930	117,413	112,585
Loss on disposition of investments	167	—	44
Unrealized loss on investments	251	177	3,333
Adjustment of inventory to market value	—	811	1,649
(Gain) loss on disposition of properties, plants, equipment and mineral interests	(6,042)	(147)	404
Provision for reclamation and closure costs	4,508	4,813	12,036
Deferred income taxes	18,308	2,112	54,978
Stock compensation	6,323	6,184	5,425
Acquisition costs	—	1,048	—
Amortization of loan origination fees	1,864	1,871	1,821
Loss (gains) on derivative contracts	20,741	(5,494)	11,630
Foreign exchange loss (gain)	10,828	4,649	(20,081)
Other non-cash items	51	(174)	(35)
Change in assets and liabilities, net of business acquired:
Accounts receivable	(2,414)	4,233	(6,834)
Inventories	(3,744)	(5,697)	(854)
Other current and non-current assets	(11,595)	14,422	1,195
Accounts payable and accrued liabilities	(16,434)	(6,539)	(4,211)
Accrued payroll and related benefits	2,092	17,705	7,325
Accrued taxes	(2,234)	263	4,653
Accrued reclamation and closure costs and other non-current liabilities	(5,203)	(1,869)	8,350
Net cash provided by operating activities	115,878	225,328	106,445
Investing activities:
Additions to properties, plants, equipment and mineral interests	(98,038)	(164,788)	(137,443)
Proceeds from sale of investments	—	—	14
Proceeds from disposition of properties, plants and equipment	374	348	579
Insurance proceeds received for damaged property	7,745	—	—
Redemptions of restricted cash and investment balances	1,168	—	—
Purchases of investments	(56,613)	(48,943)	(947)
Maturities of investments	49,969	18,649	—
Purchase of other companies, net of cash acquired	—	(3,931)	(809)
Net cash used by investing activities	(95,395)	(198,665)	(138,606)
Financing activities:
Proceeds from issuance of common stock, net of offering costs	9,610	8,121	—
Dividends paid to common stockholders	(3,976)	(3,867)	(3,739)
Dividend paid to preferred stockholders	(552)	(552)	(552)
Debt issuance and credit facility fees paid	(476)	(127)	(127)
Acquisition of treasury shares	(2,868)	(4,440)	(1,874)
Payments on debt	(470)	(2,721)	(870)
Payments on capital leases	(6,516)	(8,435)	(9,981)
Net cash (used in) provided by financing activities	(5,248)	(12,021)	(17,143)
Effect of exchange rates on cash	1,095	(74)	(5,152)
Net increase (decrease) in cash and cash equivalents	16,330	14,568	(54,456)
Cash and cash equivalents at beginning of year	169,777	155,209	209,665
Cash and cash equivalents at end of year	$186,107	$169,777	$155,209
Supplemental disclosure of cash flow information:
Cash received (paid) during year for:
Interest, net of amount capitalized	$(35,624)	$(19,280)	$(22,628)
Income tax (payments) receipts	$(23,128)	$(6,333)	$4,186
Significant non-cash investing and financing activities:
Common stock issued for acquisition of other companies	$—	$48,109	$19,133
Capital leases acquired	$6,439	$2,297	$5,090
Payment of accrued compensation in restricted stock units	$4,240	$5,511	$3,016

See Notes 2 and 9 for additional non-cash investing and financing activities.

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

 Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2017, 2016 and 2015

(Dollars in thousands)

	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2015	$39	$92,382	$1,486,750	$(141,306)	$(32,031)	$(8,860)	$1,396,974
Net loss				(86,968)			(86,968)
Stock issued to directors (235,000 shares)		59	547				606
Series B Preferred Stock dividends declared				(552)			(552)
Stock issued for 401(k) match (1,331,000 shares)		333	3,114				3,447
Restricted stock units granted			4,819				4,819
Restricted stock unit distributions (896,000 shares)		224	(224)			(934)	(934)
Common stock issued to pension plans (1,764,000 shares)		441	4,569				5,010
Common stock issued for purchase of another company (6,253,000 shares)		1,562	17,215				18,777
Common stock dividends declared ($0.01 per common share)				(3,739)			(3,739)
Common stock issued for employee incentive compensation (871,000 shares)		218	2,808				3,026
Repurchase of common shares (284,000 shares)						(940)	(940)
Other comprehensive loss					(600)		(600)
Balances, December 31, 2015	39	95,219	1,519,598	(232,565)	(32,631)	(10,734)	1,338,926
Net income				69,547			69,547
Stock issued to directors (189,000 shares)		47	756				803
Series B Preferred Stock dividends declared				(552)			(552)
Stock issued for 401(k) match (1,128,000 shares)		282	3,236				3,518
Restricted stock units granted			5,128				5,128
Restricted stock unit distributions (1,390,000 shares)		348	(348)			(2,211)	(2,211)
Common stock issued for cash, net of offering costs (2,780,000 shares)		695	7,426				8,121
Common stock issued to pension plans (1,827,000 shares)		457	7,230				7,687
Common stock issued for purchase of another company (8,852,000 shares)		2,213	48,998			(959)	50,252
Common stock dividends declared ($0.01 per common share)				(3,867)			(3,867)
Common stock issued for employee incentive compensation (2,185,000 shares)		545	5,188			(1,270)	4,463
Other comprehensive loss					(1,971)		(1,971)
Balances, December 31, 2016	39	99,806	1,597,212	(167,437)	(34,602)	(15,174)	1,479,844
Net loss				(23,519)			(23,519)
Stock issued to directors (187,000 shares)		47	735				782
Series B Preferred Stock dividends declared				(552)			(552)
Stock issued for 401(k) match (678,000 shares)		170	3,379				3,549
Restricted stock units granted			5,550				5,550
Common stock issued for cash, net of offering costs (1,829,000 shares)		457	9,154				9,611
Restricted stock unit distributions (1,251,000 shares)		313	(321)			(2,199)	(2,207)
Common stock dividends declared ($0.01 per common share)				(3,976)			(3,976)
Common stock issued for employee incentive compensation (533,000 shares)		133	4,107			(669)	3,571
Other comprehensive income					11,229		11,229
Balances, December 31, 2017	$39	$100,926	$1,619,816	$(195,484)	$(23,373)	$(18,042)	$1,483,882

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

A. Principles of Consolidation — Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include our accounts and our wholly-owned subsidiaries’ accounts. All significant inter-company balances and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to the current year presentation.

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

D.  Investments — We determine the appropriate classification of our investments at the time of purchase and re-evaluate such determinations at each reporting date. Short-term investments include certificates of deposit and held to maturity or available for sale debt securities, based on our intent and ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost. Marketable debt and equity securities are categorized as available for sale and carried at fair value.

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

Costs for exploration, pre-development, secondary development at operating mines, including drilling costs related to those activities (discussed further below), and maintenance and repairs on capitalized property, plant and equipment are charged to operations as incurred.  Exploration costs include those relating to activities carried out (a) in search of previously unidentified mineral deposits, (b) at undeveloped concessions, or (c) at operating mines already containing proven and probable reserves, where a determination remains pending as to whether new target deposits outside of the existing reserve areas can be economically developed.  Pre-development activities involve costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of evidence of economic development, which is necessary to demonstrate future recoverability of these expenses. At an underground mine, secondary development costs are incurred for preparation of an ore body for production in a specific ore block, stope or work area, providing a relatively short-lived benefit only to the mine area they relate to, and not to the ore body as a whole. Primary development costs benefit long-term production, multiple mine areas, or the ore body as a whole, and are therefore capitalized.

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
•

whether, at the time the cost is incurred: (a) the expenditure embodies a probable future benefit that involves a capacity, singly or in combination with other assets, to contribute directly or indirectly to future net cash inflows, (b) we can obtain the benefit and control others’ access to it, and (c) the transaction or event giving rise to our right to or control of the benefit has already occurred.

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
•

there is a justifiable expectation, based on applicable laws and regulations, that issuance of permits or resolution of legal issues and/or contractual requirements necessary for us to have the right to or control of the future benefit from the targeted ore body have been met.

Drilling and related costs of approximately $9.9 million, $6.8 million, and $6.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, met our criteria for capitalization listed above at our properties that are in the production stage.

When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in current period net income (loss).  Idle facilities placed on standby are carried at the lower of net carrying value or estimated net realizable value.  The net carrying values of idle facilities on standby are written down to salvage value upon reaching the end of the economic life.  Therefore, with the exception of depreciation recorded on mobile equipment used in ongoing exploration and reclamation efforts at such properties, we do not record depreciation on idle facilities when they are not in operation.

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

H. Depreciation, Depletion and Amortization — Capitalized costs are depreciated or depleted using the straight-line method or unit-of-production method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 3 to 22 years, but do not exceed the useful life of the individual asset. Determination of expected useful lives for amortization calculations are made on a property-by-property or asset-by-asset basis at least annually. Our estimates for reserves, mineralized material, and other resources are a key component in determining our units of production depreciation rates. Our estimates of proven and probable ore reserves, mineralized material, and other resources may change, possibly in the near term, resulting in changes to depreciation, depletion and amortization rates in future reporting periods.

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

J. Proven and Probable Ore Reserves — At least annually, management reviews the reserves used to estimate the quantities and grades of ore at our mines which we believe can be recovered and sold economically. Management’s calculations of proven and probable ore reserves are based on financial, engineering and geological estimates, including future metals prices and operating costs, and an assessment of our ability to obtain the permits required to mine and process the material. From time to time, management obtains external audits of reserves. Independent reviews of the 2016 reserve models for Greens Creek and Lucky Friday were performed during 2017. An independent review of the modeling process at Greens Creek was performed during 2016.

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

Declines in the market prices of metals, increased production or capital costs, reduction in the grade or tonnage of the deposit or an increase in the dilution of the ore or reduced recovery rates or change in smelter terms may render ore reserves uneconomic to exploit. If our realized price for the metals we produce were to decline substantially below the levels set for calculation of reserves for an extended period, there could be material delays in the development of new projects, net losses, reduced cash flow, restatements or reductions in reserves and asset write-downs in the applicable accounting periods. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized.

K. Pension Plans and Other Post-retirement Benefits — Accounting principles regarding employers’ accounting for defined benefit pension and other post-retirement plans, among other things, require us to:

•	recognize the funded or underfunded status of our defined benefit plans in our consolidated financial statements; and
•

recognize as a component of other comprehensive income (loss) the actuarial gains and losses and prior service costs and credits that arise during the period but are not immediately recognized as components of net periodic benefit cost.

See Note 8 for more information on the valuation of the underfunded status of our defined benefit pension plans.

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

Sales and accounts receivable for concentrate shipments are recorded net of charges by the customers for treatment, refining, smelting losses, and other charges negotiated by us with the customers. Charges are estimated by us upon shipment of concentrates based on contractual terms, and actual charges typically do not vary materially from our estimates. Costs charged by customers include fixed costs per ton of concentrate, and price escalators which allow the customers to participate in the increase of lead and zinc prices above a negotiated baseline.

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

At December 31, 2017, metals contained in concentrates and exposed to future price changes totaled 1.6 million ounces of silver, 5,799 ounces of gold, 11,365 tons of zinc, and 2,705 tons of lead.  As discussed in P. Risk Management Contracts below, we seek to mitigate the risk of negative price adjustments by using financially-settled forward contracts for some of our sales.

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

For the year ended December 31, 2017 we recognized a total net foreign exchange loss of $10.3 million. For the years ended December 31, 2016 and 2015, we recognized a total net foreign exchange loss of $2.9 million and a gain of $24.6 million, respectively.

P. Risk Management Contracts — We use derivative financial instruments as part of an overall risk-management strategy utilized as a means of managing exposure to metals prices and exchange rate fluctuations between the USD and CAD and MXN. We do not hold or issue derivative financial instruments for speculative trading purposes. We measure derivative contracts as assets or liabilities based on their fair value. Amounts recognized for the fair value of derivative asset and liability positions with the same counterparty and which would be settled on a net basis are offset against each other on our consolidated balance sheets. Gains or losses resulting from changes in the fair value of derivatives in each period are recorded either in current earnings or other comprehensive income (“OCI”), depending on the use of the derivative, whether it qualifies for hedge accounting and whether that hedge is effective. Amounts deferred in OCI are reclassified to sales of products (for metals price-related contracts) or cost of sales (for foreign currency-related contracts). Ineffective portions of any change in fair value of a derivative are recorded in current period other operating income (expense). As of December 31, 2017, our foreign currency-related forward contracts qualified for hedge accounting, with unrealized gains and loss related to the effective portion of the contracts included in OCI. Our metals price-related forward contracts do not qualify for hedge accounting as of December 31, 2017, and all unrealized gains and losses are therefore reported in earnings.

See Note 10 for additional information on our foreign exchange and metal derivative contracts as of December 31, 2017.

Q. Stock Based Compensation — The fair values of equity instruments granted to employees that have vesting periods are expensed over the vesting periods on a straight-line basis. The fair values of instruments having no vesting period are expensed when granted.   Stock-based compensation expense is recorded among general and administrative expenses, exploration and cost of sales and other direct production costs.

For additional information on our restricted stock unit compensation, see Note 9.

R.  Legal Costs – Legal costs incurred in connection with a potential loss contingency are recorded to expense as incurred.

S. Basic and Diluted Income (Loss) Per Common Share — We calculate basic earnings per share on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period plus the effect of potential dilutive common shares during the period using the treasury stock and if-converted methods.

Potential dilutive shares of common stock include outstanding unvested restricted stock awards, stock units, warrants and convertible preferred stock for periods in which we have reported net income. For periods in which we reported net losses, potential dilutive shares of common stock are excluded, as their conversion and exercise would be anti-dilutive. See Note 13 for additional information.

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

V. Research and development — Costs related to research and development of technologies or equipment new to our operations are recorded to expense when it is uncertain whether future economic benefit will result from the costs. Such costs are capitalized if it can be determined they will result in future economic benefit through use of the new technology or equipment. Research and development costs for the years ended December 31, 2017 and 2016 included contractor fees.

W. New Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall.  The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets.  In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.  ASU No. 2015-14 defers the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. We have elected to adopt the modified-retrospective transition approach to implement this standard.

We have performed an assessment of the impact of implementation of ASU No. 2014-09, and concluded it will not change the timing of revenue recognition or amounts of revenue recognized compared to how we recognize revenue under our current policies. Our revenues involve a relatively limited number of types of contracts and customers. In addition, our revenue contracts do not involve multiple types of performance obligations. Revenues from doré are recognized, and the transaction price is known, at the time the metals sold are delivered to the customer. Concentrate revenues are generally recognized at the time of shipment. Concentrates sold at our Lucky Friday unit typically leave the mine and are received by the customer within the same day. There is a period of time between shipment of concentrates from our Greens Creek unit and their physical receipt by the customer. However, based on our assessment, we believe control of the concentrate parcels is generally obtained by the customer at the time of shipment.

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

ASU No. 2014-09 will require additional disclosures, where applicable, on (i) contracts with customers, (ii) significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and the transaction price, and (iii) assets recognized for costs to obtain or fulfill contracts. We have developed draft disclosure which we believe, when implemented, will meet these new requirements.

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires entities to measure equity investments that are not accounted for under the equity method at fair value, with any changes in fair value included in current earnings, and updates certain disclosure requirements. The update is effective for fiscal years beginning after December 15, 2017. Adoption will be accounted for using the modified-retrospective approach, with a cumulative-effect adjustment to our balance sheet as of January 1, 2018. At December 31, 2017, we had net unrealized gains related to equity investments of $3.7 million included in accumulated other comprehensive loss.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently reviewing our leases and compiling the information required to implement the new guidance. See Note 3 for information on future commitments related to our operating leases; the present value of these leases will be recognized on our balance sheet upon implementation of the new guidance. We are currently evaluating the potential impact of implementing this update on our consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Our restricted cash balance at December 31, 2017 was $1.0 million, and we do not expect this update to have a material impact on our consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Period Postretirement Benefit Cost. The update provides specific requirements for classification and disclosure regarding the service cost component and other components of net benefit cost related to pension plans. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We have implemented this update effective January 1, 2018. For the full year of 2018, a total net expense of approximately $2.8 million for the components of net benefit cost except service cost is expected to be included in other income (expense) on our consolidated statements of operations, and not reported in the same line items as other employee compensation costs.

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

Note 2. Investments

Investments

Our current investments, which are classified as "available for sale" and consist of bonds having maturities of greater than 90 days and less than 365 days, had a fair value of $33.8 million and $29.1 million at December 31, 2017 and 2016, respectively. During 2017, we had purchases of such investments of $55.0 million and maturities of $50.0 million. Our current investments at December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31, 2017			December 31, 2016
	Amortized cost	Unrealized loss	Fair market value	Amortized cost	Unrealized loss	Fair market value
Corporate bonds	$33,778	$(20)	$33,758	$22,100	$(46)	$22,054
Municipal bonds	—	—	—	3,727	(1)	3,726
Agency bonds	—	—	—	3,339	(2)	3,337
Total	$33,778	$(20)	$33,758	$29,166	$(49)	$29,117

At December 31, 2017 and 2016, the fair value of our non-current investments was $7.6 million and $5.0 million, respectively.  Our non-current investments consist of marketable equity securities which are carried at fair value, and are primarily classified as “available-for-sale.” The cost basis of our non-current investments was approximately $5.7 million and $4.1 million at December 31, 2017 and 2016, respectively. In 2017 and 2016, we acquired marketable equity securities having a cost basis of $1.6 million and $0.9 million, respectively. In 2016, we recognized an impairment charge against current earnings of $1.0 million, as we determined the impairment to be other-than-temporary.

Note 3: Properties, Plants, Equipment and Mineral Interests, and Lease Commitments

Properties, Plants, Equipment and Mineral Interests

Our major components of properties, plants, equipment, and mineral interests are (in thousands):

	December 31,
	2017	2016
Mining properties, including asset retirement obligations	$443,182	$403,935
Development costs	390,094	347,356
Plants and equipment	847,462	814,091
Land	26,949	26,229
Mineral interests	919,082	952,382
Construction in progress	347,323	330,785
	2,974,092	2,874,778
Less accumulated depreciation, depletion and amortization	954,071	842,093
Net carrying value	$2,020,021	$2,032,685

During 2017, we incurred total capital expenditures of approximately $98.0 million. This excludes non-cash items for additions acquired under capital leases and adjustments for asset retirement obligations. The expenditures included $4.5 million at the Lucky Friday unit, $34.2 million at the Greens Creek unit, $47.1 million at the Casa Berardi unit, and $11.2 million at the San Sebastian unit.

Properties, plants, equipment, and mineral interests includes the portion of interest costs incurred on our debt capitalized as a part of the cost of constructing certain qualifying assets. For the years ended December 31, 2017 and 2016, capitalized interest totaled $0.9 million and $16.2 million, respectively. The capitalized interest was primarily related to the #4 Shaft project at Lucky Friday, which was completed in January 2017.

Capital Leases

We periodically enter into lease agreements, primarily for equipment at our Greens Creek, Lucky Friday and Casa Berardi units, which we have determined to be capital leases.  As of December 31, 2017 and 2016, we have recorded $48.6 million and $42.2 million, respectively, for the gross amount of assets acquired under the capital leases and $33.1 million and $26.0 million, respectively, in accumulated depreciation on those assets, classified as plants and equipment in Properties, plants, equipment and mineral interests.  See Note 6 for information on future obligations related to our capital leases.

Operating Leases

We enter into operating leases during the normal course of business. During the years ended December 31, 2017, 2016 and 2015, we incurred expenses of $4.8 million, $4.8 million and $3.8 million, respectively, for these leases. At December 31, 2017, future obligations under our non-cancelable operating leases were as follows (in thousands):

Year ending December 31,
2018	$4,812
2019	2,864
2020	2,882
2021	2,881
2022	2,547
Thereafter	—
Total	$15,986

Note 4: Environmental and Reclamation Activities

The liabilities accrued for our reclamation and closure costs at December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Operating properties:
Greens Creek	$41,677	$39,014
Lucky Friday	9,911	9,194
Casa Berardi	6,729	5,475
San Sebastian	5,067	5,592
Non-operating properties:
Troy mine	12,724	16,167
Johnny M	5,813	5,830
Republic	1,500	1,500
All other sites	2,624	2,808
Total	86,045	85,580
Reclamation and closure costs, current	(6,679)	(5,653)
Reclamation and closure costs, long-term	$79,366	$79,927

The activity in our accrued reclamation and closure cost liability for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

Balance at January 1, 2015	$57,250
Accruals for estimated costs	15,114
Accretion expense	1,904
Revision of estimated cash flows due to changes in reclamation plans	4,112
Addition due to development and production at our San Sebastian unit	1,189
Liability addition due to acquisition of Revett	17,513
Payment of reclamation obligations	(1,544)
Balance at December 31, 2015	95,538
Accruals for estimated costs	705
Accretion expense	3,158
Revision of estimated cash flows due to changes in reclamation plans	2,759
Liability addition due to acquisition of Mines Management	1,124
Payment of reclamation obligations	(17,704)
Balance at December 31, 2016	85,580
Accruals for estimated costs	16
Accretion expense	4,870
Revision of estimated cash flows due to changes in reclamation plans	(578)
Payment of reclamation obligations	(3,843)
Balance at December 31, 2017	$86,045

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

On each of June 15, 2016 and September 19, 2016, a Consent Decree settling environmental claims involving our wholly-owned subsidiary, CoCa Mines, Inc. ("CoCa") at the Nelson Tunnel/Commodore Waste Rock Pile site (Colorado) and Gilt Edge site (South Dakota), respectively, was approved and entered by the U.S. District Court in Colorado and South Dakota, respectively. Pursuant to the Consent Decrees, CoCa paid an aggregate of $6 million in August 2016 to the United States and the State of Colorado, and an aggregate of $3.9 million in November 2016 to the United States and the State of South Dakota (insurers and another potentially responsible party ("PRP") paid an additional $6.7 million to settle the Gilt Edge matter). As a result, CoCa has resolved the claims with respect to the Gilt Edge and Nelson Tunnel sites. During the negotiations leading up to these settlements, in the second quarter of 2015 we accrued $9.9 million by recording a liability for the total amount that would be paid by CoCa to settle these matters, and an asset for the amount to be recovered by CoCa from insurers and the other settling PRP with respect to the Gilt Edge site.

Asset Retirement Obligations

Below is a reconciliation as of December 31, 2017 and 2016 (in thousands) of the asset retirement obligations ("ARO") relating to our operating properties, which are included in our total accrued reclamation and closure costs of $86.0 million and $85.6 million, respectively, discussed above. The estimated reclamation and abandonment costs were discounted using credit adjusted, risk-free interest rates ranging from 5.75% to 14.5% from the time we incurred the obligation to the time we expect to pay the retirement obligation.

	2017	2016
Balance January 1	$59,275	$53,433
Changes in obligations due to changes in reclamation plans	(578)	2,760
Accretion expense	4,870	3,158
Payment of reclamation obligations	(183)	(76)
Balance at December 31	$63,384	$59,275

In the fourth quarter of 2017, we updated the ARO at San Sebastian to include estimated costs for new underground mine development initiated in 2017 and to revise the timing for reclamation of the existing open pits, resulting in an increase in undiscounted costs of $0.5 million and decrease in the ARO asset and liability of $1.2 million.

In the fourth quarter of 2017, we revised the ARO at Casa Berardi to include costs for reclamation related to the East Mine Crown Pillar open pit, resulting in an increase in undiscounted costs of $1.0 million and increase in the ARO asset and liability of $0.7 million.

The ARO layers related to the changes described above were discounted using a credit adjusted, risk-free interest rate of 5.75% and inflation rates ranging from 2% to 4%.

Note 5: Income Taxes

Major components of our income tax provision for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
Current:
Domestic	$22,171	$(10,702)	$3,892
Foreign	(22,526)	(13,713)	(5,376)
Total current income tax provision	(355)	(24,415)	(1,484)
Deferred:
Domestic	(30,766)	7,480	(75,456)
Foreign	11,242	(10,493)	20,630
Total deferred income tax provision	(19,524)	(3,013)	(54,826)
Total income tax provision	$(19,879)	$(27,428)	$(56,310)

Domestic and foreign components of (loss) income before income taxes for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
Domestic	$(7,920)	$41,014	$(65,895)
Foreign	4,280	55,961	35,237
Total	$(3,640)	$96,975	$(30,658)

The annual tax provision is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax (loss) income. The reasons for the difference are (in thousands):

	2017		2016		2015
Computed “statutory” benefit (provision)	$1,274	35%	$(33,941)	35%	$10,731	35%
Percentage depletion	5,174	142	8,114	(8)	2,432	8
Change in valuation allowance	24,464	672	11,336	(12)	(84,951)	(277)
Federal rate change	(37,546)	(1,031)	—	—	—	—
State taxes, net of federal taxes	1,112	30	(565)	1	(3,639)	(12)
Foreign currency remeasurement of monetary assets and liabilities	(10,357)	(284)	(4,598)	5	28,184	92
Rate differential on foreign earnings	(1,438)	(39)	(6,853)	7	(4,746)	(15)
Compensation	(661)	(18)	(1,517)	1	(1,014)	(3)
Foreign withholding taxes	(278)	(8)	—	—	—	—
Expiration of U.S. foreign tax credits	(2,300)	(63)	—	—	—	—
Other	677	18	596	(1)	(3,307)	(12)
Total provision	$(19,879)	(546)%	$(27,428)	28%	$(56,310)	(184)%

On January 1, 2017 we adopted ASU No. 2015-17 Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740).  Accordingly, all deferred income tax assets and liabilities are classified as non-current in the consolidated balance sheet. Upon adoption, we classified, as non-current, previously reported current deferred tax assets of $12.3 million and current deferred tax liabilities of $1.3 million.

We evaluated the positive and negative evidence available to determine the amount of valuation allowance required on our deferred tax assets.  At December 31, 2017 and 2016, the balances of our valuation allowances were approximately $79 million and $100 million, respectively, primarily related to net operating losses and tax credit carryforwards. Due to the changes to tax laws under the Tax Cuts and Jobs Act, we determined it is more likely than not that we will not realize our U.S. net deferred tax assets. Accordingly, we have applied a full valuation allowance.

At December 31, 2017 and 2016, the net deferred tax liability was approximately $120 million and $87 million, respectively. The individual components of our net deferred tax assets and liabilities are reflected in the table below (in thousands).

	December 31,
	2017	2016
Deferred tax assets:
Accrued reclamation costs	$21,812	$30,188
Deferred exploration	17,426	26,785
Foreign net operating losses	1,003	1,058
Domestic net operating losses	130,186	82,359
AMT credit carryforwards	584	20,405
Pension and benefit obligation	12,584	18,115
Foreign exchange loss	18,112	34,977
Foreign tax credit carryforward	4,983	7,283
Miscellaneous	25,411	30,166
Total deferred tax assets	232,101	251,336
Valuation allowance	(78,684)	(99,602)
Total deferred tax assets	153,417	151,734
Deferred tax liabilities:
Miscellaneous	(4,978)	(3,046)
Properties, plants and equipment	(268,476)	(235,700)
Total deferred tax liabilities	(273,454)	(238,746)
Net deferred tax liability	$(120,037)	$(87,012)

For the year 2017, we recorded a liability of $0.3 million related to withholding taxes on unremitted earnings at Minera Hecla S.A. de C.V., our wholly-owned subsidiary which owns our San Sebastian mine and other interests in Durango, Mexico. For the years 2016 and 2015, we had no unremitted foreign earnings. Foreign net operating losses carried forward are shown above as a deferred tax asset, with a valuation allowance as discussed below.

We recorded a valuation allowance in the U.S. to reflect the estimated amount of deferred tax assets, which may not be realized principally due to the more likely than not expiration of net operating losses and tax credit carryforwards. A portion of the valuation allowance relating to exploration and other deferred tax assets was released in 2017 as we determined that it was more likely than not that the benefit would be realized as a result of operating activities at San Sebastian. As of December 31, 2017, a $76 million valuation allowance remains in U.S. jurisdictions, $2 million in Hecla Canada Ltd. and $1 million in Minera Hecla S.A. de C.V. There is no valuation allowance at Hecla Quebec, Inc. The changes in the valuation allowance for the years ended December 31, 2017, 2016 and 2015, are as follows (in thousands):

	2017	2016	2015
Balance at beginning of year	$(99,602)	$(115,806)	$(32,094)
Increase related to non-utilization of net operating loss carryforwards and non-recognition of deferred tax assets due to uncertainty of recovery	(14,964)	(2,868)	(92,393)
Decrease related to utilization and expiration of deferred tax assets, other	35,882	19,072	8,681
Balance at end of year	$(78,684)	$(99,602)	$(115,806)

As of December 31, 2017, for U.S. income tax purposes, we have federal and state net operating loss carryforwards of $506 million and $366 million, respectively.  These net operating loss carryforwards have a 20 year expiration period, the earliest of which could expire in 2020.  We have foreign and provincial net operating loss carryforwards of approximately $4 million each, which expire between 2018 and 2037. Our utilization of U.S. net operating loss carryforwards may be subject to annual limitations if there is a change in control as defined under Internal Revenue Code Section 382.

At December 31, 2017 and 2016 we had $0 million and $22 million, respectively, of federal net operating loss carryovers relating to excess tax benefits from the exercise of employee stock options and the vesting of restricted stock awards. In 2017, we adopted ASU 2016-09 Stock Compensation: Improvements to Employee Share-Based Payment Accounting. As a result, the deferred tax asset related to our NOL increased by $5 million due to the inclusion of additional NOLs related to excess tax benefits. The increase in the deferred tax asset was fully offset by a valuation allowance, resulting in no change to our recognized net deferred tax assets.

We file income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.  We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 2000, or examinations by foreign tax authorities for years prior to 2011.  We currently have no tax years under examination.

We had no unrecognized tax benefits as of December 31, 2017 or 2016.  Due to the net operating loss carryover provision, coupled with the lack of any unrecognized tax benefits, we have not provided for any interest or penalties associated with any uncertain tax positions.  If interest and penalties were to be assessed, our policy is to charge interest to interest expense, and penalties to other operating expense.  It is not anticipated that there will be any significant changes to unrecognized tax benefits within the next 12 months.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the "Act") resulting in significant modifications to existing law. We have completed the accounting for the effects of the Act during the quarter ended December 31, 2017. Our financial statements for the year ended December 31, 2017, reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21% as well as other changes. As a result of the changes to tax laws and tax rates under the Act, we incurred incremental income tax expense of $30 million during the year ended December 31, 2017, which consisted primarily of the remeasurement of deferred tax assets and liabilities from 35% to 21% and application of a full valuation allowance. We have not accrued a one-time transition tax on unrepatriated foreign earnings due to an estimated net deficit in foreign earnings from all foreign jurisdictions.

As discussed in Note 15, we acquired Mines Management, Inc. in September 2016. In accounting for the acquisition, we adopted a policy to consider the recoverability of deferred tax assets acquired in the acquisition before considering the recoverability of the acquirer's existing deferred tax assets.

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

The Senior Notes are recorded net of a 2% initial purchaser discount totaling $10 million at the time of the April 2013 issuance and having an unamortized balance of $4.3 million as of December 31, 2017. The Senior Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for.  Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. During 2017 and 2016, interest expense related to the Senior Notes and amortization of the initial purchaser discount and fees related to the issuance of the Senior Notes totaled $35.3 million and $20.1 million, respectively. The interest expense related to the Senior Notes for 2017 and 2016 was net of $0.9 million and $16.2 million, respectively, in capitalized interest, primarily related to the #4 Shaft project at our Lucky Friday unit which was completed in January 2017. Interest expense for 2017 also included $0.9 million in costs related to our proposed private offering of new Senior Notes in June 2017 and concurrent tender offer to purchase our existing Senior Notes, which were not completed.

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

As of December 31, 2017, the annual future obligations related to the Senior Notes, including interest, were (in thousands):

Twelve-month period ending December 31,
2018	$34,822
2019	34,822
2020	34,822
2021	518,107
Total	622,573
Less: interest	(116,073)
Principal	506,500
Less: unamortized discount	(4,271)
Long-term debt	$502,229

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

We are also able to obtain letters of credit under the facility, and for any such letters we are required to pay a participation fee of between 2.25% and 3.25% based on our total leverage ratio, as well as a fronting fee to each issuing bank of 0.20% annually on the average daily dollar amount of any outstanding letters of credit. There were $2.6 million in letters of credit outstanding as of December 31, 2017.

We believe we were in compliance with all covenants under the credit agreement and no amounts were outstanding as of December 31, 2017.  With the exception of the $2.6 million in letters of credit outstanding at December 31, 2017, we have not drawn funds on the current revolving credit facility as of the filing date of this report.

Capital Leases

We have entered into various lease agreements, primarily for equipment at our Greens Creek, Lucky Friday and Casa Berardi units, which we have determined to be capital leases.  At December 31, 2017, the total liability associated with the capital leases, including certain purchase option amounts, was $11.8 million, with $5.6 million of the liability classified as current and $6.2 million classified as non-current. At December 31, 2016, the total liability balance associated with capital leases was $11.5 million, with $5.7 million of the liability classified as current and $5.8 million classified as non-current. The total obligation for future minimum lease payments was $12.5 million at December 31, 2017, with $0.7 million attributed to interest.

At December 31, 2017, the annual maturities of capital lease commitments, including interest, were (in thousands):

Twelve-month period ending December 31,
2018	$6,014
2019	3,500
2020	2,156
2021	844
Total	12,514
Less: imputed interest	(713)
Net capital lease obligation	$11,801

Note 7: Commitments, Contingencies, and Obligations

General

We follow U.S. Generally Accepted Accounting Principles guidance in determining our accruals and disclosures with respect to loss contingencies, and evaluate such accruals and contingencies for each reporting period. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Rio Grande Silver Guaranty

Our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), is party to a joint venture with Emerald Mining & Leasing, LLC (“EML”) and certain other parties with respect to a land package in the Creede Mining District of Colorado that is adjacent to other land held by Rio. Rio holds a 70% interest in the joint venture. In connection with the joint venture, we are required to guarantee certain environmental remediation-related obligations of EML to a third party up to a maximum liability to us of $2.5 million. As of December 31, 2017, we have not been required to make any payments pursuant to the guaranty. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to the third party. However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties, has jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guaranty as of December 31, 2017.

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

Other Commitments

Our contractual obligations as of December 31, 2017 included approximately $5.8 million for various costs. In addition, our open purchase orders at December 31, 2017 included approximately $0.2 million, $2.0 million and $10.5 million for various capital and non-capital items at the Lucky Friday, Casa Berardi and Greens Creek units, respectively. We also have total commitments of approximately $12.5 million relating to scheduled payments on capital leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday and Casa Berardi units (see Note 6 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of December 31, 2017, we had surety bonds totaling $117.4 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

Other Contingencies

We also have certain other contingencies resulting from litigation, claims, EPA investigations, and other commitments and are subject to a variety of environmental and safety laws and regulations incident to the ordinary course of business. We currently have no basis to conclude that any or all of such contingencies will materially affect our financial position, results of operations or cash flows. However, in the future, there may be changes to these contingencies, or additional contingencies may occur, any of which might result in an accrual or a change in current accruals recorded by us, and there can be no assurance that their ultimate disposition will not have a material adverse effect on our financial position, results of operations or cash flows.

Note 8: Employee Benefit Plans

Pensions and Other Post-retirement Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2017, and the funded status as of December 31, 2017 and December 31, 2016 (in thousands):

	Pension Benefits
	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$132,270	$120,237
Service cost	4,786	4,309
Interest cost	5,356	5,230
Amendments	2,571	—
Change due to discount rate change	5,529	5,088
Actuarial loss (gain)	1,733	2,412
Benefits paid	(5,222)	(5,006)
Benefit obligation at end of year	147,023	132,270
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	87,357	73,321
Actual return (loss) on plan assets	10,560	9,950
Employer contributions	7,227	9,092
Benefits paid	(5,222)	(5,006)
Fair value of plan assets at end of year	99,922	87,357
Underfunded status at end of year	$(47,101)	$(44,913)

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2017 and December 31, 2016 (in thousands):

	Pension Benefits
	2017	2016
Current liabilities:
Accrued benefit liability	$(471)	$(420)
Non- current pension liability:
Accrued benefit liability	(46,628)	(44,491)
Accumulated other comprehensive loss	42,243	40,917
Net amount recognized	$(4,856)	$(3,994)

The benefit obligation and prepaid benefit costs were calculated by applying the following weighted average assumptions:

	Pension Benefits
	2017	2016
Discount rate: net periodic pension cost	4.14%		4.45%
Discount rate: projected benefit obligation	3.83%		4.14%
Expected rate of return on plan assets	6.80%		7.20%
Rate of compensation increase: net periodic pension cost	2.00%		2.00%
Rate of compensation increase: projected benefit obligation (1)	2.00%	0.00%	/	2.00%

(1) For 2016, 0% was assumed for years 2016 through 2018 and 2% was assumed thereafter.

The above assumptions were calculated based on information as of December 31, 2017 and December 31, 2016, the measurement dates for the plans. The discount rate is based on the yield curve for investment-grade corporate bonds as published by the U.S. Treasury Department. The expected rate of return on plan assets is based upon consideration of the plan’s current asset mix, historical long-term return rates and the plan’s historical performance. Our current assumption for the rate on plan assets is 6.62%.

Net periodic pension cost for the plans consisted of the following in 2017, 2016, and 2015 (in thousands):

	Pension Benefits
	2017	2016	2015
Service cost	$4,786	$4,309	$4,216
Interest cost	5,356	5,229	4,823
Expected return on plan assets	(5,849)	(5,299)	(5,382)
Amortization of prior service benefit	(337)	(337)	(337)
Amortization of net gain from earlier periods	4,132	4,372	4,260
Net periodic pension cost	$8,088	$8,274	$7,580

The allocations of investments at December 31, 2017 and December 31, 2016, the measurement dates of the plan, by asset category in the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan are as follows:

	Hecla		Lucky Friday
	2017	2016	2017	2016
Cash	—%	3%	—%	3%
Large cap U.S. equities	19%	18%	18%	17%
Small cap U.S. equities	9%	9%	10%	9%
Non-U.S. equities	27%	24%	26%	25%
Fixed income	21%	20%	20%	20%
Real estate	14%	13%	15%	13%
Absolute return hedge funds	5%	6%	6%	6%
Company stock	5%	7%	5%	7%
Total	100%	100%	100%	100%

"Company stock" asset category in the table above includes our common stock in the amounts of $4.8 million and $6.3 million at December 31, 2017 and December 31, 2016.

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

	Target	Maximum
Large cap U.S. equities	17%	20%
Small cap U.S. equities	8%	10%
Non-U.S. equities	25%	30%
Fixed income	20%	25%
Real estate	15%	18%
Absolute return	5%	7%
Company stock/Real return	10%	13%

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

Accounting guidance has established a hierarchy of assets measured at fair value on a recurring basis. The three levels included in the hierarchy are:

Level 1: quoted prices in active markets for identical assets or liabilities

Level 2: significant other observable inputs

Level 3: significant unobservable inputs

The fair values by asset category in each plan, along with their hierarchy levels, are as follows as of December 31, 2017 (in thousands):

	Hecla				Lucky Friday
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest-bearing cash	$351	$—	$—	$351	$100	$—	$—	$100
Common stock	3,768	—	—	3,768	1,015	—	—	1,015
Real estate	—	—	11,154	11,154	—	—	3,023	3,023
Common collective funds	—	14,802	2,301	17,103	—	4,115	601	4,716
Mutual funds	47,181	—	—	47,181	11,511	—	—	11,511
Total fair value	$51,300	$14,802	$13,455	$79,557	$12,626	$4,115	$3,624	$20,365

The following is a roll-forward of assets in Level 3 of the fair value hierarchy (in thousands):

	Hecla		Lucky Friday
	Real estate	Common collective funds	Real estate	Common collective funds
Beginning balance at January 1, 2017	$8,974	$2,108	$2,389	$550
Net unrealized gains on assets held at the reporting date	350	104	94	28
Purchases	1,830	2,108	540	550
Sales	—	(2,019)	—	(527)
Ending balance at December 31, 2017	$11,154	$2,301	$3,023	$601

Of the $17.1 million in plan assets classified as level 3, $14.2 million was invested in real estate, and the remaining $2.9 million was invested in collective investment funds.

The fair values by asset category in each plan, along with their hierarchy levels, were as follows as of December 31, 2016 (in thousands):

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

The following are estimates of future benefit payments, which reflect expected future service as appropriate, related to our pension plans (in thousands):

Year Ending December 31,	Pension Plans
2018	$6,400
2019	6,571
2020	7,278
2021	7,404
2022	8,044
Years 2023-2027	41,589

We made cash contributions to our defined benefit plans of approximately $1.2 million in April 2017 and $5.7 million in July 2017, with no additional contributions in 2017. We expect to contribute a total of $3.8 million in cash or shares of our common stock to our defined benefit plans in 2018. We expect to contribute approximately $0.5 million to our unfunded supplemental executive retirement plan during 2018.

The following table indicates whether our pension plans had accumulated benefit obligations ("ABO") in excess of plan assets, or plan assets exceeded ABO (amounts are in thousands).

	December 31, 2017		December 31, 2016
	ABO Exceeds Plan Assets	Plan Assets Exceed ABO	ABO Exceeds Plan Assets	Plan Assets Exceed ABO
Projected benefit obligation	$147,023	$—	$132,270	$—
Accumulated benefit obligation	141,775	—	128,102	—
Fair value of plan assets	99,922	—	87,357	—

For the pension plans, the following amounts are included in "Accumulated other comprehensive loss, net" on our balance sheet as of December 31, 2017, that have not yet been recognized as components of net periodic benefit cost (in thousands):

Pension Benefits
Unamortized net (gain)/loss	$40,579
Unamortized prior service cost	1,664

The amounts in "Accumulated other comprehensive loss, net" expected to be recognized as components of net periodic benefit cost during 2018 are (in thousands):

Pension Benefits
Amortization of net loss	$3,726
Amortization of prior service benefit	61

We do not expect to have any of the pension plans’ assets returned during 2018.

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

Capital Accumulation Plans

Our Capital Accumulation Plan ("Hecla 401(k) Plan") is available to all U.S. salaried and certain hourly employees and applies immediately upon employment. Employees may contribute from 1% to 50% of their annual compensation to the plan (subject to statutory limits). We make a matching contribution in the form of cash or stock of 100% of an employee’s contribution up to 6% of the employee’s earnings. Our matching contributions were approximately $3.5 million in 2017, $3.5 million in 2016, and $3.4 million in 2015. Payment of matching contributions to the Hecla 401(k) Plan is allowed to be made in Hecla common stock on a quarterly basis.

We also maintain a 401(k) plan that is available to all hourly employees at the Lucky Friday unit after completion of six months of service. Employees may contribute from 2% to 50% of their compensation to the plan (subject to statutory limits). The matching contribution is 55% of an employee’s contribution up to, but not exceeding, 5% of the employee’s earnings.  Our contributions were approximately $114,000 in 2017, $442,000 in 2016, and $391,000 in 2015, with the decrease in 2017 due to the ongoing strike (see Note 11 for more information).

Note 9: Stockholders’ Equity

Common Stock

We are authorized to issue 750,000,000 shares of common stock, $0.25 par value per share, of which 403,705,875 shares of common stock were issued and 4,529,450 shares issued and held in treasury, for a net of 399,176,425 shares outstanding as of December 31, 2017. All of our currently outstanding shares of common stock are listed on the New York Stock Exchange under the symbol “HL”.

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

The following table summarizes the quarterly common stock dividends declared by our board of directors for the years ended December 31, 2015, 2016 and 2017:

	(A)	(B)	(A+B)
Declaration date	Silver-price- linked component per share	Minimum annual component per share	Total dividend per share	Total dividend amount (in millions)	Month of payment
February 17, 2015	$—	$0.0025	$0.0025	$0.9	March 2015
May 6, 2015	$—	$0.0025	$0.0025	$0.9	June 2015
August 6, 2015	$—	$0.0025	$0.0025	$0.9	September 2015
November 3, 2015	$—	$0.0025	$0.0025	$0.9	December 2015
February 20, 2016	$—	$0.0025	$0.0025	$0.9	March 2016
May 4, 2016	$—	$0.0025	$0.0025	$1.0	June 2016
August 3, 2016	$—	$0.0025	$0.0025	$1.0	September 2016
November 4, 2016	$—	$0.0025	$0.0025	$1.0	December 2016
February 21, 2017	$—	$0.0025	$0.0025	$1.0	March 2017
May 4, 2017	$—	$0.0025	$0.0025	$1.0	June 2017
August 3, 2017	$—	$0.0025	$0.0025	$1.0	September 2017
November 7, 2017	$—	$0.0025	$0.0025	$1.0	December 2017
February 14, 2018	$—	$0.0025	$0.0025	$1.0	March 2018

Because the average realized silver prices for all periods in 2015, 2016 and 2017 were below the minimum threshold of $30, according to the policy no silver-price-linked component was declared or paid. Prior to 2011, no dividends had been declared on our common stock since 1990. The declaration and payment of common stock dividends is at the sole discretion of our board of directors.

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 23, 2016, as amended, we may issue and sell from time to time through ordinary broker transactions shares of our common stock having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. The terms of sales transactions under the agreement, including trading day(s), number of shares sold in the aggregate, number of shares sold per trading day, and the floor selling price per share, are proposed by us to the sales agent. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. The shares issued under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to our shelf registration statement on Form S-3, which was filed with the SEC on February 23, 2016. As of December 31, 2017, we had sold 4,608,847 shares under the agreement for proceeds of approximately $17.7 million, net of commissions and fees of approximately $362 thousand. Of those amounts, 1,828,760 shares were sold in 2017 for total proceeds of approximately $9.6 million, net of commissions and fees of approximately $196 thousand.

Common Stock Repurchase Program

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchase program may be modified, suspended or discontinued by us at any time. As of December 31, 2017, 934,100 shares have been repurchased under the program, at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at February 12, 2018, was $3.75 per share.

Preferred Stock

Our certificate of incorporation authorizes us to issue 5,000,000 shares of preferred stock, par value $0.25 per share. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by our board of directors. The board may fix the number of shares constituting each series and increase or decrease the number of shares of any series. As of December 31, 2017, 157,816 shares of Series B preferred stock were outstanding. Our Series B preferred stock is listed on the New York Stock Exchange under the symbol “HL PB.”

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

All quarterly dividends on our Series B preferred stock for 2015, 2016 and 2017 were declared and paid in cash.

Redemption

The Series B preferred stock is redeemable at our option, in whole or in part, at $50 per share, plus all dividends undeclared and unpaid on the Series B preferred stock up to the date fixed for redemption.

Liquidation Preference

The Series B preferred stockholders are entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $50 per share of Series B preferred stock plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution to such holders (the “Liquidation Preference”), and no more. Until the Series B preferred stockholders have been paid the Liquidation Preference in full, no payment will be made to any holder of Junior Stock upon our liquidation, dissolution or winding up. The term “junior stock” means our common stock and any other class of our capital stock issued and outstanding that ranks junior as to the payment of dividends or amounts payable upon liquidation, dissolution and winding up to the Series B preferred stock. As of December 31, 2017 and 2016, our Series B preferred stock had a Liquidation Preference of $7.9 million.

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

Stock-based compensation expense amounts recognized for the years ended December 31, 2017, 2016 and 2015 were approximately $6.3 million, $6.2 million, and $5.4 million, respectively.  Over the next twelve months, we expect to recognize approximately $3.4 million in additional compensation expense as outstanding restricted stock units vest.

Stock Incentive Plan

 During the second quarter of 2010, our stockholders voted to approve the adoption of our 2010 Stock Incentive Plan and to reserve up to 20,000,000 shares of common stock for issuance under the plan.  The board of directors has broad authority under the 2010 plan to fix the terms and conditions of individual agreements with participants, including the duration of the award and any vesting requirements. As of December 31, 2017, there were 6,866,026 shares available for future grant under the 2010 plan.

Directors’ Stock Plan

In 2017, we adopted the amended and restated Hecla Mining Company Stock Plan for Non-Employee Directors (the “Directors’ Stock Plan”), which may be terminated by our board of directors at any time. Each non-employee director is credited each year with that number of shares determined by dividing $100,000 by the average closing price for our common stock on the New York Stock Exchange for the prior calendar year. A minimum of 25% of the shares credited each year is held in trust for the benefit of each director until delivered to the director. Each director may elect, prior to the first day of the applicable year, to have a greater percentage contributed to the trust for that year. Delivery of the shares from the trust occurs upon the earliest of: (1) death or disability; (2) retirement; (3) a cessation of the director’s service for any other reason; (4) a change in control; or (5) at the election of the director at any time, provided, however, that shares must be held in the trust for at least two years prior to delivery. During 2017, 2016, and 2015, 156,122, 68,462, and 48,244 shares, respectively, were credited to the non-employee directors. During 2017, 2016 and 2015, $774,000, $271,000, and $150,000, respectively, was charged to general and administrative expense associated with the shares issued to the no-employee directors. At December 31, 2017, there were 3,282,337 shares available for grant in the future under the plan.

In addition to the foregoing, for 2016 and 2015, 120,911 and 186,888 shares, respectively, were credited to the non-employee directors, and $532,000 and $456,000, respectively, associated with the 2010 Stock Incentive Plan was charged to general and administrative expense.

Restricted Stock Units

Unvested restricted stock units granted by the board of directors to employees are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested, January 1, 2017	2,735,564	$3.41
Granted (unvested)	884,406	$5.87
Canceled	(78,176)	$3.10
Distributed (vested)	(1,446,476)	$3.26
Unvested, December 31, 2017	2,095,318	$4.52

The 2,095,318 unvested units at December 31, 2017 are scheduled to vest as follows:

669,756	in June 2018
549,041	in July 2018
622,036	in June 2019
254,485	in June 2020

Unvested units will be forfeited by participants through termination of employment in advance of vesting, with the exception of termination due to retirement if certain criteria are met. Since the earliest grant date of unvested units (which was 2015), we have recognized approximately $5.1 million in compensation expense, including approximately $3.7 million recognized in 2017, and expect to record an additional $4.3 million in compensation expense over the remaining vesting period related to these units. The latest vesting date for unvested units as of December 31, 2017 is June 2020.

Performance-Based Shares

We periodically grant performance-based share awards to certain executive employees. The value of the awards is based on the ranking of the market performance of our common stock relative to the performance of the common stock of a group of peer companies over a three-year measurement period. The number of shares to be issued is based on the value of the awards divided by the share price at grant date. The compensation cost is measured using a Monte Carlo simulation to estimate their value at grant date. Since the earliest grant date of unvested units (which was 2016), we have recognized approximately $0.6 million in compensation expense, including approximately $0.4 million recognized in 2017, and expect to record an additional $0.7 million in compensation expense over the remaining vesting period related to these awards. The latest vesting date for unvested units as of December 31, 2017 is December 31, 2019.

In connection with the vesting of restricted stock units, performance-based shares and other stock grants, employees have in the past, at their election and when permitted by us, chosen to satisfy their tax withholding obligations through net share settlement, pursuant to which we withhold the number of shares necessary to satisfy such withholding obligations.  Pursuant to such net settlements, in 2017 we withheld 588,240 shares valued at approximately $2.9 million, or approximately $4.88 per share.  In 2016, we withheld 1,010,509 shares valued at approximately $3.5 million, or approximately $3.44 per share. These shares become treasury shares unless we cancel them.

Note 10: Derivative Instruments

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi and San Sebastian mines are USD-functional entities which routinely incur expenses denominated in CAD and MXN, and such expenses expose us to exchange rate fluctuations between the USD and CAD and MXN. In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a program to manage our exposure to the impact of fluctuations in the exchange rate between the USD and MXN on our future operating costs denominated in MXN. The programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of December 31, 2017, we had 96 forward contracts outstanding to buy CAD$213.1 million having a notional amount of US$164.5 million, and 25 forward contracts outstanding to buy MXN$278.2 million having a notional amount of US$14.1 million. The CAD contracts are related to forecasted cash operating costs at Casa Berardi to be incurred from 2018 through 2020 and have CAD-to-USD exchange rates ranging between 1.2787 and 1.3380. The MXN contracts are related to forecasted cash operating costs at San Sebastian for 2018 and 2019 and have MXN-to-USD exchange rates ranging between 18.8317 and 20.8550. Our risk management policy allows for up to 75% of our planned cost exposure for five years into the future to be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of December 31, 2017, we recorded the following balances for the fair value of the contracts:

•	a current asset of $2.3 million, which is included in other current assets and is net of $0.4 million for contracts in a current liability position; and
•	a non-current asset of $2.7 million, which is included in other non-current assets and is net of $0.3 million for contracts in a non-current liability position.

Net unrealized gains of approximately $5.0 million related to the effective portion of the hedges were included in accumulated other comprehensive income as of December 31, 2017, and are net of related deferred taxes. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $2.1 million in net unrealized gains included in accumulated other comprehensive income as of December 31, 2017 would be reclassified to current earnings in the next twelve months. Net realized gains of approximately $1.1 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs in 2017. Net unrealized gains of approximately $5 thousand related to ineffectiveness of the hedges were included in gain (loss) on derivatives contracts on our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2017.

Metals Prices

At times, we may use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in the market. Our risk management policy allows for up to 75% of our planned metals price exposure for five years into the future, with certain other limitations, to be hedged under such programs. These instruments do, however, expose us to (i) credit risk in the event of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions.

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, we currently use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments. These contracts are not designated as hedges and are marked-to-market through earnings each period.  At December 31, 2017, we recorded a current liability of $10.3 million, which is included in other current liabilities and is net of $0.2 million for contracts in a fair value current asset position. In addition, we recorded a non-current liability of $5.2 million at December 31, 2017 which is included in other non-current liabilities.

We recognized a $6.0 million net loss during 2017 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $21.3 million net loss during 2017 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments. The net loss on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net loss for 2017 is the result of increasing zinc and lead prices. This program, when utilized, is designed to mitigate the impact of potential future declines in zinc and lead prices from the price levels established in the contracts (see average price information below). When those prices increase compared to the contract prices, we recognize losses.

The following tables summarize the quantities of metals committed under forward sales contracts at December 31, 2017 and 2016:

December 31, 2017	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2018 settlements	1,447	5	21,550	4,740	$16.64	$1,279	$1.45	$1.11
Contracts on forecasted sales
2018 settlements	—	—	32,187	16,645	N/A	N/A	$1.29	$1.06
2019 settlements	—	—	23,589	18,078	N/A	N/A	$1.33	$1.09
2020 settlements	—	—	3,307	2,866	N/A	N/A	$1.27	$1.08

December 31, 2016	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2017 settlements	1,295	4	19,070	7,441	$16.29	$1,172	$1.18	$0.97

Contracts on forecasted sales
2017 settlements	N/A	N/A	35,384	17,637	N/A	N/A	$1.19	$1.03
2018 settlements	N/A	N/A	13,779	5,732	N/A	N/A	$1.21	$1.05

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

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our revolving credit agreement would cause a default under the derivative contracts. As of December 31, 2017, we have not posted any collateral related to these agreements. The fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.8 million as of December 31, 2017. If we were in breach of any of these provisions at December 31, 2017, we could have been required to settle our obligations under the agreements at their termination value of $0.8 million.

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

Sales of metal concentrates and metal products are made principally to custom smelters, brokers and metals traders. The percentage of sales contributed by each segment is reflected in the following table:

	Year Ended December 31,
	2017	2016	2015
Greens Creek	48.2%	40.3%	51.4%
Lucky Friday	3.8%	14.7%	14.9%
Casa Berardi	33.3%	27.4%	33.7%
San Sebastian	14.8%	17.6%	—%
	100%	100%	100%

The tables below present information about reportable segments as of and for the years ended December 31, 2017, 2016 and 2015 (in thousands).

	2017	2016	2015
Net sales to unaffiliated customers:
Greens Creek	$278,297	$260,446	$227,833
Lucky Friday	21,555	94,479	66,302
Casa Berardi	192,165	177,143	149,432
San Sebastian	85,758	113,889	—
	$577,775	$645,957	$443,567
Income (loss) from operations:
Greens Creek	$70,132	$65,125	$26,536
Lucky Friday	(16,037)	18,175	868
Casa Berardi	4,003	16,336	(1,557)
San Sebastian	53,591	77,221	(9,269)
Other	(47,046)	(59,913)	(52,189)
	$64,643	$116,944	$(35,611)
Capital additions (including non-cash additions):
Greens Creek	$35,255	$42,013	$45,962
Lucky Friday	6,268	44,839	60,020
Casa Berardi	51,327	67,577	35,302
San Sebastian	9,994	6,026	4,623
Other	2,908	21,344	14,809
	$105,752	$181,799	$160,716
Depreciation, depletion and amortization:
Greens Creek	$56,328	$53,222	$57,742
Lucky Friday	2,447	11,810	11,262
Casa Berardi	54,594	47,312	43,674
San Sebastian	2,693	3,782	—
	$116,062	$116,126	$112,678
Other significant non-cash items:
Greens Creek	$2,685	$2,736	$2,886
Lucky Friday	2,011	720	72
Casa Berardi	653	1,259	2,229
San Sebastian	468	—	13
Other	51,182	11,135	66,004
	$56,999	$15,850	$71,204
Identifiable assets:
Greens Creek	$671,960	$681,303	$698,265
Lucky Friday	432,400	442,829	393,338
Casa Berardi	804,505	806,044	779,423
San Sebastian	62,198	33,608	22,238
Other	393,894	407,893	328,661
	$2,364,957	$2,371,677	$2,221,925

The following is sales information by geographic area based on the location of smelters and brokers (for concentrate shipments) and the location of parent companies (for doré sales to metals traders) for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
United States	$16,776	$22,499	$17,862
Canada	358,663	437,621	275,771
Japan	58,475	44,158	38,835
Korea	80,183	116,687	66,293
China	69,631	35,220	38,611
Other	—	4,008	—
Total, excluding gains/losses on forward contracts	$583,728	$660,193	$437,372

Sales of products for 2017 and 2016 include net losses of $6.0 million and $14.2 million, respectively, and 2015 included net gains of $6.2 million, on financially-settled forward contracts for silver, gold, lead and zinc contained in our concentrate sales.  See Note 10 for more information.

The following are our long-lived assets by geographic area as of December 31, 2017 and 2016 (in thousands):

	2017	2016
United States	$1,246,577	$1,261,488
Canada	759,700	764,489
Mexico	13,744	6,708
	$2,020,021	$2,032,685

Sales from continuing operations to significant metals customers as a percentage of total sales were as follows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Teck Metals Ltd.	11.3%	21.2%	22.5%
Korea Zinc	16.4%	16.9%	16.0%
Scotia	24.9%	24.5%	5.6%
CIBC	22.8%	19.0%	17.6%
Mitsui	7.6%	4.4%	10.2%

The sales and income (loss) from operations amounts reported above include results from our Lucky Friday segment.  The Lucky Friday mine is our only operation where some of our employees are subject to a collective bargaining agreement, and the most recent agreement expired on April 30, 2016.  On February 19, 2017, the unionized employees voted against our contract offer.  On March 13, 2017, the unionized employees went on strike and have been on strike since that time.  Production at Lucky Friday was suspended from the start of the strike until July 2017, when limited production resumed.  For 2017, suspension costs not related to production of $17.1 million, along with $4.2 million in non-cash depreciation expense, are reported in a separate line item on our consolidated statement of operations.  In February 2018, we reached an agreement for binding third-party arbitration with the union, subject to ratification by the union membership.  If the arbitration is approved by the union members in March 2018, three arbitrators will decide on one of the following to become effective for a period of three years:  1) the contract we submitted in December 2017 as our revised last, best and final offer or 2) the terms of the collective bargaining agreement that expired in April 2016, as modified by certain changes agreed to by the union and us.  It is anticipated the arbitration would be completed in May 2018.  If the arbitration is not approved by the union members, we will be back at the status quo.  We cannot predict whether the union members will approve the arbitration, the outcome of the arbitration, or how long the strike will last or whether an agreement will be reached if the arbitration is not agreed to.  As a result of the strike or other related events, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations.

Note 12: Fair Value Measurement

The table below sets forth our assets and liabilities (in thousands) that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.  See Note 8 for information on the fair values of our defined benefit pension plan assets.

	Balance at December 31, 2017	Balance at December 31, 2016	Input Hierarchy Level
Assets:

Cash and cash equivalents:
Money market funds and other bank deposits	$186,107	$169,777	Level 1

Available for sale securities:
Debt securities – municipal and corporate bonds	33,758	29,117	Level 2
Equity securities – mining industry	7,561	5,002	Level 1

Trade accounts receivable:
Receivables from provisional concentrate sales	14,805	20,082	Level 2

Derivative contracts:
Metal forward contracts	—	5,403	Level 2
Foreign exchange contracts	4,943	27	Level 2

Restricted cash balances:
Certificates of deposit and other bank deposits	1,032	2,200	Level 1

Total assets	$248,206	$231,608

Liabilities

Derivative contracts:
Metal forward contracts	$15,531	$192	Level 2
Foreign exchange contracts	—	5,288	Level 2

Total liabilities	$15,531	$5,480

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

Our Senior Notes, which were recorded at their carrying value of $502.2 million, net of unamortized initial purchaser discount at December 31, 2017, had a fair value of $520.4 million at December 31, 2017. Third-party quotes, which we consider to be Level 2 inputs, are utilized to estimate fair values of the Senior Notes. See Note 6 for more information.

Note 13: Income (Loss) per Common Share

We are authorized to issue 750,000,000 shares of common stock, $0.25 par value per share. At December 31, 2017, there were 403,705,875 shares of our common stock issued and 4,529,450 shares issued and held in treasury, for a net of 399,176,425 shares outstanding.

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

Potential dilutive common shares include outstanding restricted stock unit awards, stock units, warrants and convertible preferred stock for periods in which we have reported net income. For periods in which we reported net losses, potential dilutive common shares are excluded, as their conversion and exercise would not reduce earnings per share. Under the if-converted method, preferred shares would not dilute earnings per share in any of the periods presented.

A total of 157,816 shares of preferred stock were outstanding at December 31, 2017, 2016 and 2015.

The following table represents net income per common share – basic and diluted (in thousands, except earnings per share):

	Year ended December 31,
	2017	2016	2015
Numerator
Net income (loss)	$(23,519)	$69,547	$(86,968)
Preferred stock dividends	(552)	(552)	(552)
Net income (loss) applicable to common shares	$(24,071)	$68,995	$(87,520)

Denominator
Basic weighted average common shares	397,394	386,416	373,954
Dilutive stock options, restricted stock units, and warrants	—	2,906	—
Diluted weighted average common shares	397,394	389,322	373,954

Basic earnings (loss) per common share	$(0.06)	$0.18	$(0.23)
Diluted earnings (loss) per common share	$(0.06)	$0.18	$(0.23)

There were no options outstanding for the years ended December 31, 2017, 2016 and 2015, and no warrants outstanding for the years ended December 31, 2017 and 2016. For the years ended December 31, 2017 and 2015, all outstanding restricted stock units, warrants and deferred shares were excluded from the computation of diluted loss per share, as our reported net losses for that period would cause their conversion and exercise to have no effect on the calculation of loss per share. For the year ended December 31, 2016, 4,309,440 restricted stock units that were unvested or vested during the year and 635,602 deferred shares were included in the calculation of diluted earnings per share.

Note 14: Accumulated Other Comprehensive Loss

The following table lists the beginning balance, yearly activity and ending balance of each component of "Accumulated other comprehensive loss, net" (in thousands):

	Unrealized Gains (Losses) On Securities	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Loss, Net
Balance January 1, 2015	$(1,409)	$—	$(30,622)	$(32,031)
2015 change	250	—	(850)	(600)
Balance December 31, 2015	(1,159)	—	(31,472)	(32,631)
2016 change	2,613	(5,260)	676	(1,971)
Balance December 31, 2016	1,454	(5,260)	(30,796)	(34,602)
2017 change	2,265	10,290	(1,326)	11,229
Balance December 31, 2017	$3,719	$5,030	$(32,122)	$(23,373)

The $2.3 million unrealized gain on securities for 2017 includes $0.2 million for the reclassification to current earnings of a loss on disposal of equity securities. The $2.6 million and $0.3 million changes in unrealized gains on securities in 2016 and 2015, respectively, are net of $1.0 million and $3.0 million for the reclassification to current earnings of impairments of equity securities, as we deemed the impairments to be other-than-temporary. The amounts above are net of the income tax effect of such balances and activity as summarized in the following table (in thousands):

	Income Tax Effect of:
	Unrealized Gains (Losses) On Securities	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Loss, Net
Balance January 1, 2015	$625	$—	$10,417	$11,042
2015 change	6	—	213	219
Balance December 31, 2015	631	—	10,630	11,261
2016 change	(4)	—	(510)	(514)
Balance December 31, 2016	627	—	10,120	10,747
2017 change	1,164	—	—	1,164
Balance December 31, 2017	$1,791	$—	$10,120	$11,911

See Note 2 for more information on our marketable securities, Note 8 for more information on our employee benefit plans, and Note 10 for more information on our derivative instruments.

Note 15:  Acquisitions

Acquisition of Mines Management

On September 13, 2016, we completed the acquisition of Mines Management and its subsidiaries through the merger of a wholly owned subsidiary of ours with and into Mines Management, pursuant to which we acquired all of the issued and outstanding common stock of Mines Management Inc. for total consideration of $52.1 million. The acquired entities hold 100% ownership of the Montanore project in northwestern Montana, a significant undeveloped silver and copper deposit which we believe provides long-term production growth potential if permitted and developed. Montanore is approximately 10 miles away from our Rock Creek project acquired through our acquisition of Revett Mining Company, Inc. in June 2015. The consideration was comprised of $4.0 million in cash used to fund Mines Management's operating activities prior to completion of the merger and for settlement of outstanding warrants to purchase shares of Mines Management's common stock, and $48.1 million in Hecla common stock. In the merger, each outstanding common share of Mines Management was exchanged for 0.2218 of a share of our common stock. Mines Management had 36,498,625 outstanding common shares and outstanding options to purchase 963,079 shares of Mines Management common stock, resulting in 8,309,006 new shares of Hecla stock issued as consideration. The value of Hecla stock issued as consideration was based upon the closing price at the time of consummation of $5.79 per share.

The following summarizes the allocation of purchase price to the fair value of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Consideration:
Cash	$4,025
Hecla stock issued (8,309,006 shares at $5.79 per share)	48,109
Total consideration	$52,134
Fair value of net assets acquired:
Assets:
Cash	$94
Property, plants, equipment and mineral interests	74,320
Restricted cash	1,185
Other assets	329
Total assets	75,928
Liabilities:
Accounts payable and accrued liabilities	2,357
Deferred tax liability	20,313
Non-current reclamation liability	1,124
Total liabilities	23,794
Net assets	$52,134

The $74.3 million fair value for "Property, plants, equipment, and mineral interests" is comprised of $0.8 million for plant and equipment, $0.1 million for land, and $73.4 million for mineral interests.

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

Acquisition of Revett Mining Company, Inc.

On June 15, 2015, we completed the acquisition of Revett through the merger of a wholly owned subsidiary of ours with and into Revett, pursuant to which we acquired all of the issued and outstanding common stock of Revett for total consideration of $20.1 million. The acquired entities hold 100% ownership of two properties and other interests in northwestern Montana, including: the Troy Mine, which is on care-and-maintenance and which we intend to reclaim and close, and the Rock Creek project, a significant undeveloped silver and copper deposit which we believe provides long-term production growth potential if permitted and developed. The consideration was comprised of $0.9 million in cash used to fund Revett's operating activities prior to completion of the merger and $19.1 million in Hecla common stock. In the merger, each outstanding common share of Revett was exchanged for 0.1622 of a share of our common stock. Revett had 38,548,989 outstanding common shares, excluding 725,000 shares owned by our wholly-owned subsidiary which were canceled in the merger, resulting in 6,252,646 new shares of Hecla stock issued as consideration. The value of Hecla stock issued as consideration was based upon the closing price at the time of consummation of $3.06 per share.

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

Year Ended December 31,
(in thousands, except per share amounts)	2015
(unaudited)
Sales of products	$445,703
Net loss	(89,118)
Loss applicable to common stockholders	(89,670)
Basic and diluted loss per common share	(0.24)

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

Condensed Consolidating Balance Sheets

	As of December 31, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$103,878	$31,016	$51,213	$—	$186,107
Other current assets	47,555	47,608	39,630	(575)	134,218
Properties, plants, and equipment - net	1,946	1,244,161	773,914	—	2,020,021
Intercompany receivable (payable)	287,310	(177,438)	(341,182)	231,310	—
Investments in subsidiaries	1,358,025	—	—	(1,358,025)	—
Other non-current assets	14,409	7,289	9,283	(6,370)	24,611
Total assets	$1,813,123	$1,152,636	$532,858	$(1,133,660)	$2,364,957
Liabilities and Stockholders' Equity
Current liabilities	$(226,576)	$66,550	$37,671	$234,485	$112,130
Long-term debt	502,229	2,303	3,890	—	508,422
Non-current portion of accrued reclamation	—	67,565	11,801	—	79,366
Non-current deferred tax liability	—	10,120	121,546	(10,120)	121,546
Other non-current liabilities	53,588	5,185	838	—	59,611
Stockholders' equity	1,483,882	1,000,913	357,112	(1,358,025)	1,483,882
Total liabilities and stockholders' equity	$1,813,123	$1,152,636	$532,858	$(1,133,660)	$2,364,957

	As of December 31, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$113,275	$24,388	$32,114	$—	$169,777
Other current assets	33,950	52,400	35,537	(573)	121,314
Properties, plants, and equipment - net	2,103	1,258,890	771,692	—	2,032,685
Intercompany receivable (payable)	404,121	(222,072)	(307,018)	124,969	—
Investments in subsidiaries	1,496,787	—	—	(1,496,787)	—
Other non-current assets	4,186	199,957	5,337	(161,579)	47,901
Total assets	$2,054,422	$1,313,563	$537,662	$(1,533,970)	$2,371,677
Liabilities and Stockholders' Equity
Current liabilities	$22,401	$86,730	$40,093	$(22,999)	$126,225
Long-term debt	500,979	3,065	2,773	—	506,817
Non-current portion of accrued reclamation	—	63,025	16,902	—	79,927
Non-current deferred tax liability	—	14,212	122,855	(14,212)	122,855
Other non-current liabilities	51,198	5,108	(325)	28	56,009
Stockholders' equity	1,479,844	1,141,423	355,364	(1,496,787)	1,479,844
Total liabilities and stockholders' equity	$2,054,422	$1,313,563	$537,662	$(1,533,970)	$2,371,677

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(5,983)	$305,835	$277,923	$—	$577,775
Cost of sales	1,098	(158,135)	(147,690)	—	(304,727)
Depreciation, depletion, and amortization	—	(58,774)	(57,288)	—	(116,062)
General and administrative	(17,693)	(15,690)	(2,228)	—	(35,611)
Exploration and pre-development	(459)	(11,600)	(16,899)	—	(28,958)
Research and development	—	(3,276)	—	—	(3,276)
Gain on derivative contracts	(21,250)	—	—	—	(21,250)
Acquisition costs	(24)	—	(1)	—	(25)
Equity in earnings of subsidiaries	(182,573)	—	—	182,573	—
Other (expense) income	203,365	(29,735)	(42,622)	(202,514)	(71,506)
(Loss) income before income taxes	(23,519)	28,625	11,195	(19,941)	(3,640)
(Provision) benefit from income taxes	—	(208,793)	(13,600)	202,514	(19,879)
Net (loss) income	(23,519)	(180,168)	(2,405)	182,573	(23,519)
Preferred stock dividends	(552)	—	—	—	(552)
(Loss) income applicable to common stockholders	(24,071)	(180,168)	(2,405)	182,573	(24,071)
Net (loss) income	(23,519)	(180,168)	(2,405)	182,573	(23,519)
Changes in comprehensive (loss) income	11,229	296	2,486	(2,782)	11,229
Comprehensive (loss) income	$(12,290)	$(179,872)	$81	$179,791	$(12,290)

	Year Ended December 31, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(14,237)	$369,162	$291,032	$—	$645,957
Cost of sales	—	(202,475)	(135,850)	—	(338,325)
Depreciation, depletion, and amortization	—	(65,032)	(51,094)	—	(116,126)
General and administrative	(23,262)	(20,425)	(1,353)	—	(45,040)
Exploration and pre-development	(304)	(6,640)	(10,913)	—	(17,857)
Loss on derivative contracts	4,423	—	—	—	4,423
Closed operations	(2,607)	(34)	(54)	—	(2,695)
Equity in earnings of subsidiaries	94,878	—	—	(94,878)	—
Other (expense) income	10,656	11,400	(36,074)	(19,344)	(33,362)
Income (loss) before income taxes	69,547	85,956	55,694	(114,222)	96,975
(Provision) benefit from income taxes	—	(25,334)	(21,438)	19,344	(27,428)
Net income (loss)	69,547	60,622	34,256	(94,878)	69,547
Preferred stock dividends	(552)	—	—	—	(552)
Income (loss) applicable to common stockholders	68,995	60,622	34,256	(94,878)	68,995
Net income (loss)	69,547	60,622	34,256	(94,878)	69,547
Changes in comprehensive income (loss)	(1,971)	8	2,657	(2,665)	(1,971)
Comprehensive income (loss)	$67,576	$60,630	$36,913	$(97,543)	$67,576

	Year Ended December 31, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$6,194	$287,941	$149,432	$—	$443,567
Cost of sales	—	(191,494)	(100,884)	—	(292,378)
Depreciation, depletion, and amortization	—	(69,004)	(43,674)	—	(112,678)
General and administrative	(17,920)	(14,508)	(1,773)	—	(34,201)
Exploration and pre-development	(627)	(7,177)	(14,154)	—	(21,958)
Gain on derivative contracts	8,252	—	—	—	8,252
Closed operations	(517)	(1,645)	—	—	(2,162)
Equity in earnings of subsidiaries	49,565	—	—	(49,565)	—
Other (expense) income	(131,915)	22,537	36,090	54,188	(19,100)
(Loss) income before income taxes	(86,968)	26,650	25,037	4,623	(30,658)
(Provision) benefit from income taxes	—	(7,251)	5,129	(54,188)	(56,310)
Net (loss) income	(86,968)	19,399	30,166	(49,565)	(86,968)
Preferred stock dividends	(552)	—	—	—	(552)
(Loss) income applicable to common stockholders	(87,520)	19,399	30,166	(49,565)	(87,520)
Net (loss) income	(86,968)	19,399	30,166	(49,565)	(86,968)
Changes in comprehensive (loss) income	(600)	(467)	259	208	(600)
Comprehensive (loss) income	$(87,568)	$18,932	$30,425	$(49,357)	$(87,568)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(134,900)	$(98,046)	$120,027	$228,797	$115,878
Cash flows from investing activities:
Additions to properties, plants, and equipment	—	(46,570)	(51,468)		(98,038)
Other investing activities, net	132,118	9,287	—	(138,762)	2,643
Cash flows from financing activities:
Dividends paid to stockholders	(4,528)	—	—		(4,528)
Payments on debt	—	(5,242)	(1,744)		(6,986)
Other financing activity	(2,087)	147,199	(48,811)	(90,035)	6,266
Effect of exchange rate changes on cash	—	—	1,095	—	1,095
Changes in cash and cash equivalents	(9,397)	6,628	19,099	—	16,330
Beginning cash and cash equivalents	113,275	24,388	32,114	—	169,777
Ending cash and cash equivalents	$103,878	$31,016	$51,213	$—	$186,107

	Year Ended December 31, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$85,665	$82,778	$76,491	$(19,606)	$225,328
Cash flows from investing activities:					—
Additions to properties, plants, and equipment	(348)	(93,541)	(70,899)	—	(164,788)
Purchase of other companies, net of cash acquired	(3,931)	—	—	—	(3,931)
Other investing activities, net	(29,383)	(896)	333	—	(29,946)
Cash flows from financing activities:
Dividends paid to stockholders	(4,419)	—	—		(4,419)
Payments on debt	—	(10,174)	(982)	—	(11,156)
Other financing activity	(28,476)	3,529	8,895	19,606	3,554
Effect of exchange rate changes on cash	—	—	(74)	—	(74)
Changes in cash and cash equivalents	19,108	(18,304)	13,764	—	14,568
Beginning cash and cash equivalents	94,167	42,692	18,350	—	155,209
Ending cash and cash equivalents	$113,275	$24,388	$32,114	$—	$169,777

	Year Ended December 31, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(56,036)	$101,254	$63,856	$(2,629)	$106,445
Cash flows from investing activities:					—
Additions to properties, plants, and equipment	(1,355)	(97,684)	(38,404)	—	(137,443)
Other investing activities	(748)	637	(1,052)	—	(1,163)
Cash flows from financing activities:					—
Dividends paid to stockholders	(4,291)	—	—	—	(4,291)
Payments on debt	—	(12,405)	1,554	—	(10,851)
Other financing activity	9,712	17,066	(31,408)	2,629	(2,001)
Effect of exchange rates on cash	—	—	(5,152)	—	(5,152)
Changes in cash and cash equivalents	(52,718)	8,868	(10,606)	—	(54,456)
Beginning cash and cash equivalents	146,885	33,824	28,956	—	209,665
Ending cash and cash equivalents	$94,167	$42,692	$18,350	$—	$155,209

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-K – December 31, 2017

Index to Exhibits

3.1	Restated Certificate of Incorporation of the Registrant.*

3.2	Bylaws of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on August 22, 2014 (File No. 1-8491), and incorporated herein by reference.

4.1

Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant.  Included as Annex II to Restated Certificate of Incorporation of Registrant filed as exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2017 (File No. 1-8491), and incorporated herein by reference.

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

4.2 (c)

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

4.2(d)

Supplemental Indenture, dated October 26, 2016, among Mines Management Inc., Newhi Inc., and Montanore Minerals Corp., as Guaranteeing Subsidiaries, and The Bank of New York Mellon Trust, N.A., as Trustee. Filed as exhibit 4.2 (e) to Registrant's Form 10-K for the year ended December 31, 2016 (File No. 1-8491), and incorporated herein by reference.

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

10.2

First Amendment to Fourth Amended and Restated Credit Agreement effective July 14, 2017, by and among Hecla Mining Company, Hecla Limited, Hecla Alaska LLC, Hecla Greens Creek Mining Company, and Hecla Juneau Mining Company, as the Borrowers, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2017 (File No. 1-8491), and incorporated herein by reference.

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

10.4	Hecla Mining Company Key Employee Deferred Compensation Plan. (1) *

10.5	Hecla Mining Company 2010 Stock Incentive Plan. (1) *

10.6	Hecla Mining Company Amended Annual Incentive Plan. Filed as exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended March 31, 2017 (File No. 1-8491), and incorporated herein by reference. (1)

10.7

Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan (as Amended and Restated Effective January 1, 2017). Filed as exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended March 31, 2017 (File No. 1-8491), and incorporated herein by reference. (1)

10.8

Form of Indemnification Agreement dated November 8, 2006, between Registrant and Phillips S. Baker, Jr., Dean McDonald, Ted Crumley, George R. Nethercutt, Jr., and Anthony P. Taylor.  Identical Indemnification Agreements were entered into between the Registrant and Charles B. Stanley and Terry V. Rogers on May 4, 2007, David C. Sienko on January 29, 2010, Lawrence P. Radford on October 19, 2011, Robert D. Brown on January 4, 2016, Lindsay A. Hall on July 18, 2016, and Catherine J. Boggs on January 1, 2017.  Filed as exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491), and incorporated herein by reference. (1)

10.9

Hecla Mining Company Stock Plan for Nonemployee Directors, as amended. Filed as exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2017 (File No. 1-8491), and incorporated herein by reference. (1)

10.10

Hecla Mining Company Retirement Plan for Employees and Supplemental Retirement and Death Benefit Plan.  Filed as exhibit 10.17(a) to Registrant’s Form 10-K for the year ended December 31, 2008 (File No. 1-8491), and incorporated herein by reference. (1)

10.11

Supplemental Excess Retirement Master Plan Documents.  Filed as exhibit 10.5(b) to Registrant’s Annual Report on Form 10-K/A-1 for the year ended December 31, 1994 (File No. 1-8491), and incorporated herein by reference. (1)

10.12

Hecla Mining Company Nonqualified Plans Master Trust Agreement.  Filed as exhibit 10.5(c) to Registrant’s Annual Report on Form 10-K/A-1 for the year ended December 31, 1994 (File No. 1-8491), and incorporated herein by reference. (1)

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