Form 10-Q
period 2018-03-31
HECLA MINING CO/DE/
filed 2018-05-10
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes XX .    No___.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act (check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       .    No XX.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding May 8, 2018
Common stock, par value $0.25 per share	400,632,153

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended March 31, 2018

INDEX*

*Items 2, 3 and 5 of Part II are omitted as they are not applicable.

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$212,569	$186,107
Short-term investments	34,358	33,758
Accounts receivable:
Trade	19,713	14,805
Taxes	10,382	10,382
Other, net	8,911	7,003
Inventories:
Concentrates, doré, and stockpiled ore	37,024	28,455
Materials and supplies	25,779	26,100
Other current assets	17,369	13,715
Total current assets	366,105	320,325
Non-current investments	7,652	7,561
Non-current restricted cash and cash equivalents	1,005	1,032
Properties, plants, equipment and mineral interests, net	2,008,704	2,020,021
Non-current deferred income taxes	671	1,509
Other non-current assets	13,954	14,509
Total assets	$2,398,091	$2,364,957
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$51,636	$46,549
Accrued payroll and related benefits	21,420	31,259
Accrued taxes	7,273	5,919
Current portion of capital leases	5,669	5,608
Current portion of accrued reclamation and closure costs	8,315	6,679
Accrued interest	14,555	5,745
Other current liabilities	7,066	10,371
Total current liabilities	115,934	112,130
Capital leases	7,094	6,193
Accrued reclamation and closure costs	78,887	79,366
Long-term debt	533,566	502,229
Non-current deferred tax liability	116,866	121,546
Non-current pension liability	48,459	46,628
Other non-current liabilities	2,784	12,983
Total liabilities	903,590	881,075
Commitments and contingencies (Notes 2, 4, 7, 9, and 11)
STOCKHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, 750,000,000 shares authorized; issued and outstanding March 31, 2018 — 400,301,617 shares and December 31, 2017 — 399,176,425 shares	101,290	100,926
Capital surplus	1,626,298	1,619,816
Accumulated deficit	(187,092)	(195,484)
Accumulated other comprehensive loss	(26,767)	(23,373)
Less treasury stock, at cost; March 31, 2018 - 4,864,799 and December 31, 2017 - 4,529,450 shares issued and held in treasury	(19,267)	(18,042)
Total stockholders’ equity	1,494,501	1,483,882
Total liabilities and stockholders’ equity	$2,398,091	$2,364,957

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended
	March 31, 2018	March 31, 2017
Sales of products	$139,709	$142,544
Cost of sales and other direct production costs	72,869	78,676
Depreciation, depletion and amortization	28,054	28,952
Total cost of sales	100,923	107,628
Gross profit	38,786	34,916
Other operating expenses:
General and administrative	7,735	9,206
Exploration	7,360	4,514
Pre-development	1,005	1,252
Research and development	1,436	683
Other operating expense	515	663
Lucky Friday suspension-related costs	5,017	1,581
Acquisition costs	2,507	27
Provision for closed operations and environmental matters	1,262	1,119
Total other operating expense	26,837	19,045
Income from operations	11,949	15,871
Other income (expense):
Loss on disposal of investments	—	(167)
Unrealized gain on investments	310	327
Gain (loss) on derivative contracts	4,007	(7,809)
Net foreign exchange gain (loss )	2,592	(2,262)
Other (expense) income	(56)	325
Interest expense, net of amounts capitalized	(9,794)	(8,522)
Total other expense	(2,941)	(18,108)
Income (loss) before income taxes	9,008	(2,237)
Income tax (provision) benefit	(768)	29,071
Net income (loss)	8,240	26,834
Preferred stock dividends	(138)	(138)
Income applicable to common stockholders	$8,102	$26,696
Comprehensive income:
Net income	$8,240	$26,834
Reclassification of disposal and impairment of investments included in net income	—	167
Unrealized holding losses on investments	(31)	(256)
Unrealized gain and amortization of prior service on pension plans	—	32
Change in fair value of derivative contracts designated as hedge transactions	(2,073)	3,261
Comprehensive income	$6,136	$30,038
Basic income per common share after preferred dividends	$0.02	$0.07
Diluted income per common share after preferred dividends	$0.02	$0.07
Weighted average number of common shares outstanding - basic	399,322	395,370
Weighted average number of common shares outstanding - diluted	401,923	398,149

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2018	March 31, 2017
Operating activities:
Net income	$8,240	$26,834
Non-cash elements included in net income:
Depreciation, depletion and amortization	29,490	29,590
Unrealized (gain) on investments	(310)	(327)
Loss on disposal of investments	—	167
Gain on disposition of properties, plants, equipment, and mineral interests	(129)	(32)
Provision for reclamation and closure costs	1,323	1,026
Stock compensation	1,127	1,349
Deferred income taxes	(438)	(21,234)
Amortization of loan origination fees	449	480
(Gain) loss on derivative contracts	(9,094)	7,343
Foreign exchange (gain) loss	(3,399)	506
Other non-cash items, net	(36)	2
Change in assets and liabilities:
Accounts receivable	(7,266)	(8,738)
Inventories	(6,762)	(3,358)
Other current and non-current assets	(3,171)	1,363
Accounts payable and accrued liabilities	13,956	(1,510)
Accrued payroll and related benefits	(3,927)	6,881
Accrued taxes	218	1,754
Accrued reclamation and closure costs and other non-current liabilities	(3,888)	(3,811)
Cash provided by operating activities	16,383	38,285
Investing activities:
Additions to properties, plants, equipment and mineral interests	(17,635)	(21,658)
Proceeds from disposition of properties, plants and equipment	151	61
Purchases of investments	(31,182)	(11,113)
Maturities of investments	30,501	3,634
Net cash used in investing activities	(18,165)	(29,076)
Financing activities:
Acquisition of treasury shares	(1,225)	(731)
Dividends paid to common stockholders	(998)	(989)
Dividends paid to preferred stockholders	(138)	(138)
Credit facility fees paid	—	(91)
Borrowings on debt	31,024	—
Repayments of debt	—	(470)
Repayments of capital leases	(1,322)	(1,595)
Net cash provided by (used in) financing activities	27,341	(4,014)
Effect of exchange rates on cash	876	1,814
Net increase in cash, cash equivalents and restricted cash and cash equivalents	26,435	7,009
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	187,139	171,977
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$213,574	$178,986
Significant non-cash investing and financing activities:
Addition of capital lease obligations	$2,446	$1,798
Payment of accrued compensation in stock	$4,863	$4,240

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1.    Basis of Preparation of Financial Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements and notes to the unaudited interim condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and items which are nonrecurring, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company and its consolidated subsidiaries ("Hecla" or "the Company" or “we” or “our” or “us”).  These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2017, as it may be amended from time to time.

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

Note 2.    Investments

Investments

Our current investments, which are classified as "available for sale" and consist of bonds having maturities of greater than 90 days and less than 365 days, had a fair value of $34.4 million and $33.8 million, respectively, at March 31, 2018 and December 31, 2017. During the first quarter of 2018 and 2017, we had purchases of such investments of $31.2 million and $11.1 million, respectively, and maturities of $30.5 million and $3.6 million, respectively. Our current investments at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018			December 31, 2017
	Amortized cost	Unrealized loss	Fair market value	Amortized cost	Unrealized loss	Fair market value
Corporate bonds	$34,394	$(36)	$34,358	$33,778	$(20)	$33,758

At March 31, 2018 and December 31, 2017, the fair value of our non-current investments was $7.7 million and $7.6 million, respectively.  Our non-current investments consist of marketable equity securities which are carried at fair value, and are primarily classified as “available-for-sale.” The cost basis of our non-current investments was approximately $5.6 million and $5.7 million at March 31, 2018 and December 31, 2017, respectively. We had net unrealized gains of $2.1 million and $1.9 million on equity investments held as of March 31, 2018 and December 31, 2017, respectively. During the quarter ended March 31, 2018, we recognized $0.3 million in net unrealized gains in current earnings. During the quarter ended March 31, 2017, we recognized $0.3 million in net unrealized losses on equity investments in other comprehensive income and $0.3 million in net unrealized gains in current earnings.

Note 3.   Income Taxes

Major components of our income tax provision for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Current:
Domestic	$—	$(12,797)
Foreign	1,206	5,515
Total current income tax provision (benefit)	1,206	(7,282)

Deferred:
Domestic	—	(18,903)
Foreign	(438)	(2,886)
Total deferred income tax (benefit) provision	(438)	(21,789)
Total income tax provision (benefit)	$768	$(29,071)

The current income tax provisions for the three months ended March 31, 2018 and 2017 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income due primarily to the non-utilization of tax losses in the U.S. in 2018, the impact of the change in accounting method treatment of the #4 Shaft development costs in 2017, and the impact of taxation in foreign jurisdictions.

As of March 31, 2018, we have a net deferred tax liability in the U.S. of $0.3 million, a net deferred tax liability in Canada of $116.9 million, and a net deferred tax asset in Mexico of $1.0 million, for a consolidated worldwide net deferred tax liability of $116.2 million. We recorded a full valuation allowance in the U.S. in December 2017 as a result of U.S. tax reform. Our circumstances at March 31, 2018 continue to support a full valuation allowance in the U.S. where our domestic tax provision is zero. In the first quarter of 2017, we received consent from the Internal Revenue Service to permit us to take a different income tax position relating to the timing of deductions for the #4 Shaft development costs at Lucky Friday. This tax accounting method change substantially revised the timing of deductions for these costs for regular tax and Alternative Minimum Tax ("AMT") relative to our projected life of mine and projected taxable income. These timing changes caused us to revise our assessment of the ability to generate sufficient future taxable income to realize our deferred tax assets, resulting in a valuation allowance release of approximately $15 million.  At March 31, 2018 and December 31, 2017, the balances of the valuation allowances on our deferred tax assets were approximately $80.4 million and $78.7 million, respectively.

Note 4.    Commitments, Contingencies and Obligations

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

Rio Grande Silver Guaranty

Our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), is party to a joint venture with Emerald Mining & Leasing, LLC (“EML”) and certain other parties with respect to a land package in the Creede Mining District of Colorado that is adjacent to other land held by Rio. Rio holds a 70% interest in the joint venture. In connection with the joint venture, we are required to guarantee certain environmental remediation-related obligations of EML to a third party up to a maximum liability to us of $2.5 million. As of March 31, 2018, we have not been required to make any payments pursuant to the guaranty. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to the third party. However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties, has jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guaranty as of March 31, 2018.

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

The Johnny M Mine is in an area known as the San Mateo Creek Basin (“SMCB”), which is an approximately 321 square mile area in New Mexico that contains numerous legacy uranium mines and mills. The EPA is considering listing the entire SMCB on CERCLA’s National Priorities List in order to address perceived groundwater issues within the SMCB. The EE/CA discussed above relates primarily to contaminated rock and soil, not groundwater. In the event that the SMCB is listed as a Superfund site, or for other reasons, it is possible that Hecla Limited’s liability at the Johnny M Site, as well as any other sites within the SMCB at which predecessor companies of Hecla Limited may have been involved, will be greater than our current accrual of $5.6 million due to the increased scope of required remediation.

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

In February 2017, the EPA made a formal request to Hecla Mining Company for information regarding the Barker-Hughesville Mining District Superfund site located in Judith Basin and Cascade Counties, Montana. The Barker-Hughesville site is located in a historic mining district, and between approximately June and December 1983, Hecla Limited was party to an agreement with another mining company under which limited exploration activities occurred at or near the site. Neither the EPA nor any other party has made any claims against Hecla Limited (or Hecla Mining Company); however, it is possible that such a claim will be made in the future. Unless and until such a claim is made, Hecla Limited cannot estimate the amount or range of liability, if any, relating to this matter.

Debt

On April 12, 2013, we completed an offering of $500 million aggregate principal amount of 6.875% Senior Notes due 2021 ("Senior Notes"). The net proceeds from the offering of the Senior Notes were used to partially fund the acquisition of Aurizon Mines Ltd. ("Aurizon") and for general corporate purposes, including expenses related to the Aurizon acquisition. Through the acquisition of Aurizon, we acquired our Casa Berardi mine and other interests in Quebec, Canada. In 2014, we completed additional issuances of our Senior Notes in the aggregate principal amount of $6.5 million, which were contributed to one of our pension plans to satisfy the funding requirement for 2014. Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013.

On March 5, 2018, we entered into a note purchase agreement pursuant to which we issued CAD$40 million (approximately USD$30.8 million at the time of the transaction) in aggregate principal amount of our Series 2018-A Senior Notes due May 1, 2021 (the “Notes”) to Ressources Québec, a subsidiary of Investissment Québec, a financing arm of the Québec government. The Notes were issued at a discount of 0.58%, and bear interest at a rate of 4.68% per year, payable on May 1 and November 1 of each year, commencing May 1, 2018. The Notes are senior and unsecured and are pari passu in all material respects with the Senior Notes, including with respect to guarantees of the Notes by certain of our subsidiaries. The net proceeds from the Notes are required to be used for development and expansion of our Casa Berardi mine.

See Note 9 for more information.

Other Commitments

Our contractual obligations as of March 31, 2018 included approximately $7.1 million for various costs. In addition, our open purchase orders at March 31, 2018 included approximately $0.1 million, $3.1 million and $3.3 million for various capital and non-capital items at the Lucky Friday, Casa Berardi and Greens Creek units, respectively. We also have total commitments of approximately $13.6 million relating to scheduled payments on capital leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday and Casa Berardi units (see Note 9 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of March 31, 2018, we had surety bonds totaling $117.0 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 5.    Earnings (Loss) Per Common Share

We are authorized to issue 750,000,000 shares of common stock, $0.25 par value per share. At March 31, 2018, there were 405,166,416 shares of our common stock issued and 4,864,799 shares issued and held in treasury, for a net of 400,301,617 shares outstanding. Basic and diluted income per common share, after preferred dividends, was $0.02 and $0.07 for the three-month periods ended March 31, 2018 and 2017, respectively.

Diluted income (loss) per share for the three months ended March 31, 2018 and 2017 excludes the potential effects of outstanding shares of our convertible preferred stock, as their conversion would have no effect on the calculation of dilutive shares.

For the three months ended March 31, 2018, 1,092,307 restricted stock units that were unvested during the quarter and 1,509,159 deferred shares were included in the calculation of diluted earnings (loss) per share, and there were an additional 539,204 unvested restricted stock units and 212,602 deferred shares which were not dilutive. For the three-month period ended March 31, 2017, 2,051,734 restricted stock units that were unvested during the quarter and 727,262 in deferred shares were included in the calculation of diluted earnings (loss) per share.

Note 6.    Business Segments and Sales of Products

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

The following tables present information about reportable segments for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net sales to unaffiliated customers:
Greens Creek	$65,850	$58,850
Lucky Friday	4,977	20,010
Casa Berardi	55,548	41,712
San Sebastian	13,334	21,972
	$139,709	$142,544
Income (loss) from operations:
Greens Creek	$23,152	$14,114
Lucky Friday	(4,146)	3,880
Casa Berardi	3,250	(2,245)
San Sebastian	5,017	13,454
Other	(15,324)	(13,332)
	$11,949	$15,871

The following table presents identifiable assets by reportable segment as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Identifiable assets:
Greens Creek	$669,042	$671,960
Lucky Friday	432,369	432,400
Casa Berardi	802,017	804,505
San Sebastian	67,576	62,198
Other	427,087	393,894
	$2,398,091	$2,364,957

Our products consist of both metal concentrates, which we sell to custom smelters and brokers, and unrefined bullion bars (doré), which may be sold as doré or further refined before sale to precious metals traders. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer.

For sales of metals from refined doré, the performance obligation is met and revenue is recognized at the time of transfer of control of the agreed-upon metal quantities to the customer by the refiner. For sales of doré, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of title and control of the doré containing the agreed-upon metal quantities to the customer. Refining, selling and shipping costs related to sales of doré and metals from doré are recorded to cost of sales as incurred.

For concentrate sales, the performance obligation is met, the transaction price can be reasonably estimated, and revenue is recognized generally at the time of shipment. Concentrates sold at our Lucky Friday unit typically leave the mine and are received by the customer within the same day. However, there is a period of time between shipment of concentrates from our Greens Creek unit and their physical receipt by the customer, and judgment is required in determining when control has been transferred to the customer for those shipments. We have determined the performance obligation is met and title is transferred to the customer upon shipment of concentrate parcels from Greens Creek because, at that time, 1) legal title is transferred to the customer, 2) the customer has accepted the parcel and obtained the ability to realize all of the benefits from the product, 3) the concentrate content specifications are known, have been communicated to the customer, and the customer has the significant risks and rewards of ownership of it, 4) it is very unlikely a concentrate parcel from Greens Creek will be rejected by a customer upon physical receipt, and 5) we have the right to payment for the parcel.

Judgment is required in identifying the performance obligations for our concentrate sales. Most of our concentrate sales involve “frame contracts” with smelters that can cover multiple years and specify certain terms, under which individual parcels of concentrates are sold. However, some terms are not specified in the frame contracts and/or can be renegotiated as part of annual amendments to the frame contract. We have determined parcel shipments represent individual performance obligations satisfied at a point in time when control of the shipment is transferred to the customer.

Our concentrate sales involve variable consideration, as they are subject to changes in metals prices between the time of shipment and their final settlement. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement with the customer. Also, it is unlikely a significant reversal of revenue for any one concentrate parcel will occur. As such, we use the expected value method to price the parcels until the final settlement date occurs, at which time the final transaction price is known. At March 31, 2018, metals contained in concentrates and exposed to future price changes totaled 1.5 million ounces of silver, 6,151 ounces of gold, 11,030 tons of zinc, and 1,800 tons of lead.  However, as discussed in Note 11, we seek to mitigate the risk of negative price adjustments by using financially-settled forward contracts for some of our sales.

Sales and accounts receivable for concentrate shipments are recorded net of charges for treatment, refining, smelting losses, and other charges negotiated by us with the customers, which represent components of the transaction price. Charges are estimated by us upon shipment of concentrates based on contractual terms, and actual charges typically do not vary materially from our estimates. Costs charged by customers include fixed treatment and refining costs per ton of concentrate and may include price escalators which allow the customers to participate in the increase of lead and zinc prices above a negotiated baseline. Costs for shipping concentrates to customers are recorded to cost of sales as incurred.

Sales of metal concentrates and metal products are made principally to custom smelters, brokers and metals traders. The percentage of sales contributed by each segment is reflected in the following table:

	Three Months Ended March 31,
	2018	2017

Greens Creek	46%	41%
Lucky Friday	4%	14%
Casa Berardi	40%	29%
San Sebastian	10%	16%
	100%	100%

Sales of products by metal for the thee-month periods ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017

Silver	$35,222	$51,357
Gold	73,044	62,701
Lead	9,227	13,619
Zinc	30,109	29,865
Less: Smelter and refining charges	(7,893)	(14,998)
	139,709	142,544

The following is sales information by geographic area based on the location of smelters and brokers (for concentrate shipments) and location of parent companies (for doré sales to metals traders) for the three-month periods ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017

Canada	$88,668	$100,219
Korea	32,703	28,971
Japan	13,773	12,290
United States	4,081	5,205
Other	(131)	(48)
Total, excluding gains/losses on forward contracts	139,094	146,637

Sales by significant product type for the three-month periods ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017

Doré and metals from doré	$73,492	$68,981
Lead concentrate	34,334	48,917
Zinc concentrate	25,652	24,218
Bulk concentrate	5,616	4,521
Total, excluding gains/losses on forward contracts	139,094	146,637

Sales of products for the first three months of 2018 and 2017 included net gains of $0.6 million and net losses of $4.1 million, respectively, on financially-settled forward contracts for silver, gold, lead and zinc contained in our concentrate sales.  See Note 11 for more information.

Sales of products to significant customers as a percentage of total sales were as follows for the three-month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017

CIBC	47%	24%
Scotia	2%	20%
Korea Zinc	23%	20%
Teck Metals Ltd.	4%	15%
Ocean Partners	10%	10%

Our trade accounts receivable balance related to contracts with customers was $19.7 million at March 31, 2018 and $14.8 million at December 31, 2017, and included no allowance for doubtful accounts.

We have determined our contracts do not include a significant financing component. For doré sales and sales of metal from doré, payment is received at the time the performance obligation is satisfied. Consideration for concentrate sales is variable, and we receive payment for a significant portion of the estimated value of concentrate parcels within a relatively short period of time after the performance obligation is satisfied.

We do not incur significant costs to obtain contracts, nor costs to fulfill contracts which are not addressed by other standards. Therefore, we have not recognized an asset for such costs as of March 31, 2018 or December 31, 2017.

The sales and income (loss) from operations amounts reported above include results from our Lucky Friday segment. The Lucky Friday mine is our only operation where some of our employees are subject to a collective bargaining agreement, and the most recent agreement expired on April 30, 2016. On February 19, 2017, the unionized employees voted against our contract offer. On March 13, 2017, the unionized employees went on strike and have been on strike since that time. Production at Lucky Friday was suspended from the start of the strike until July 2017, when limited production resumed. For the first quarter of 2018 and 2017, suspension costs not related to production of $4.1 million and $1.2 million, respectively, along with $0.9 million and $0.4 million, respectively, in non-cash depreciation expense, are reported in a separate line item on our consolidated statement of operations. We cannot predict how long the strike will last or whether an agreement will be reached. As a result of the strike or other related events, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations. If the strike continues for an extended period or it is determined an eventual resolution is unlikely, it may be appropriate in the future to review the carrying value of properties, plants, equipment and mineral interests at Lucky Friday. Under such review, if estimated undiscounted cash flows from Lucky Friday were less than its carrying value, an impairment loss would be recognized for the difference between the carrying value and the estimated fair value. The carrying value of properties, plants, equipment and mineral interests at Lucky Friday as of March 31, 2018 was approximately $422 million. However, Lucky Friday has significant identified reserves and mineralized material and a current estimated mine life of approximately 22 years.

On April 30, 2018, we settled with the National Labor Relations Board ("NLRB") an unfair labor practice claim made by the union. As part of the settlement, Hecla Limited rescinded its last, best and final contract offer implemented in March 2017. We do not believe the settlement with the NLRB will resolve any of the key differences in the ongoing labor dispute. On May 4, 2018, we gave notice to the union that the parties to the labor dispute are at impasse, and implemented portions of our revised final offer presented in December 2017.

Note 7.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Service cost	$1,252	$1,196
Interest cost	1,377	1,339
Expected return on plan assets	(1,634)	(1,462)
Amortization of prior service benefit	15	(84)
Amortization of net loss	931	1,033
Net periodic benefit cost	$1,941	$2,022

For the three months ended March 31, 2018, the service cost component of net periodic benefit cost is included in the same line items of our condensed consolidated financial statements as other employee compensation costs, and the net expense of $0.7 million related to all other components of net periodic benefit cost is included in other (expense) income on our condensed consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2017, all components of net periodic benefit cost are included in the same line items of our condensed consolidated financial statements as other employee compensation costs.

In April 2018, we contributed $1.3 million in cash to our defined benefit plans, and expect to contribute an additional $2.6 million in cash or shares of our common stock to our defined benefit plans in 2018. We expect to contribute approximately $0.5 million to our unfunded supplemental executive retirement plan during 2018.

Note 8.    Stockholders’ Equity

Stock-based Compensation Plans

We periodically grant restricted stock unit awards, performance-based share awards and shares of common stock to our employees and directors. We measure compensation cost for restricted stock units and stock grants at the closing price of our stock at the time of grant. We measure compensation cost for performance-based grants using a Monte Carlo simulation to estimate their value at grant date. Restricted stock unit and performance-based share grants vest after a specified period with compensation cost amortized over that period. Although we have no current plans to issue stock options, we may do so in the future.

In March 2018, the Board of Directors granted 1,237,369 shares of common stock to employees for payment of long-term incentive compensation for the period ended December 31, 2017. The shares were distributed in March 2018, and $4.9 million in expense related to the stock awards was recognized in the periods prior to March 31, 2018.

Stock-based compensation expense for vesting restricted stock unit and performance-based share grants to employees and shares issued to nonemployee directors totaled $1.1 million for the first three months of 2018 and $1.3 million for the first three months of 2017.

In connection with the vesting of restricted stock units and other stock grants, employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations.  As a result, in the first three months of 2018 we withheld 335,349 shares valued at approximately $1.2 million, or approximately $3.65 per share. In the first three months of 2017 we withheld 154,933 shares valued at approximately $0.7 million, or approximately $4.67 per share.

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

On May 9, 2018, our Board of Directors declared a common stock dividend, pursuant to the minimum annual dividend component of the policy described above, of $0.0025 per share, for a total dividend of approximately $1.0 million payable in June 2018. Because the average realized silver price for the first quarter of 2018 was $16.84 per ounce, below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 23, 2016, we may issue and sell shares of our common stock from time to time through ordinary broker transactions having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. The terms of sales transactions under the agreement, including trading day(s), number of shares sold in the aggregate, number of shares sold per trading day, and the floor selling price per share, are proposed by us to the sales agent. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. The shares issued under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to our shelf registration statement on Form S-3, which was filed with the SEC on February 23, 2016. As of March 31, 2018, we had sold 4,608,847 shares under the agreement for total proceeds of approximately $17.7 million, net of commissions of approximately $0.4 million. No shares were sold under the agreement during the first quarter of 2018.

Common Stock Repurchase Program

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of March 31, 2018, 934,100 shares have been purchased at an average price of $3.99 per share, leaving approximately 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at May 8, 2018, was $3.97 per share.

Note 9.    Debt, Credit Facilities and Capital Leases

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

The Senior Notes are recorded net of a 2% initial purchaser discount totaling $10 million at the time of the April 2013 issuance and having an unamortized balance of $4.0 million as of March 31, 2018. The Senior Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for.  Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. During the three months ended March 31, 2018 and 2017, interest expense related to the Senior Notes and amortization of the initial purchaser discount and fees related to the issuance of the Senior Notes totaled $9.1 million and $8.1 million, respectively. The interest expense related to the Senior Notes for the three months ended March 31, 2017 was net of $0.9 million in capitalized interest, primarily related to the #4 Shaft project at our Lucky Friday unit which was completed in January 2017.

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

Ressources Québec Notes

On March 5, 2018, we entered into a note purchase agreement pursuant to which we issued CAD$40 million (approximately USD$30.8 million at the time of the transaction) in aggregate principal amount of our Series 2018-A Senior Notes due May 1, 2021 (the “RQ Notes”) to Ressources Québec, a subsidiary of Investissment Québec, a financing arm of the Québec government. The RQ Notes were issued at a discount of 0.58%, or CAD$0.2 million, and bear interest at a rate of 4.68% per year, payable on May 1 and November 1 of each year, commencing May 1, 2018. The RQ Notes are senior and unsecured and are pari passu in all material respects with the Senior Notes, including with respect to guarantees of the RQ Notes by certain of our subsidiaries. The net proceeds from the RQ Notes are required to be used for development and expansion of our Casa Berardi mine. During the three months ended March 31, 2018, interest expense related to the RQ Notes, including discount and origination fees, totaled $0.4 million.

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

We are also able to obtain letters of credit under the facility, and for any such letters we are required to pay a participation fee of between 2.25% and 3.25% based on our total leverage ratio, as well as a fronting fee to each issuing bank of 0.20% annually on the average daily dollar amount of any outstanding letters of credit. There were $2.6 million in letters of credit outstanding as of March 31, 2018.

We believe we were substantially in compliance with all covenants under the credit agreement as of March 31, 2018.  With the exception of the $2.6 million in letters of credit outstanding at March 31, 2018, we have not drawn funds on the current revolving credit facility as of the filing date of this report.

Capital Leases

We have entered into various lease agreements, primarily for equipment at our Greens Creek, Lucky Friday and Casa Berardi units, which we have determined to be capital leases.  At March 31, 2018, the total liability associated with the capital leases, including certain purchase option amounts, was $12.8 million, with $5.7 million of the liability classified as current and $7.1 million classified as non-current. At December 31, 2017, the total liability balance associated with capital leases was $11.8 million, with $5.6 million of the liability classified as current and $6.2 million classified as non-current. The total obligation for future minimum lease payments was $13.6 million at March 31, 2018, with $0.8 million attributed to interest.

At March 31, 2018, the annual maturities of capital lease commitments, including interest, were (in thousands):

Twelve-month period ending March 31,
2019	$5,672
2020	3,771
2021	2,786
2022	1,361
Total	13,590
Less: imputed interest	(826)
Net capital lease obligation	$12,764

Note 10.    Developments in Accounting Pronouncements

Accounting Standards Updates Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall. The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 deferred the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. We adopted ASU No. 2014-09 as of January 1, 2018 using the modified-retrospective transition approach. The impact of adoption of the update to our consolidated financial statements for the three months ended March 31, 2017 would have been a reclassification of $140 thousand in doré refining costs from sales of products to cost of sales and other direct production costs.

We performed an assessment of the impact of implementation of ASU No. 2014-09, and concluded it does not change the timing of revenue recognition or amounts of revenue recognized compared to how we recognize revenue under our current policies. Our revenues involve a relatively limited number of types of contracts and customers. In addition, our revenue contracts do not involve multiple types of performance obligations. Revenues from doré are recognized, and the transaction price is known, at the time the metals sold are delivered to the customer. Concentrate revenues are generally recognized at the time of shipment. Concentrates sold at our Lucky Friday unit typically leave the mine and are received by the customer within the same day. There is a period of time between shipment of concentrates from our Greens Creek unit and their physical receipt by the customer. However, based on our assessment, we believe control of the concentrate parcels is generally obtained by the customer at the time of shipment.

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

Adoption of ASU No. 2014-09 involves additional disclosures, where applicable, on (i) contracts with customers, (ii) significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and the transaction price, and (iii) assets recognized for costs to obtain or fulfill contracts. See Note 6 for information on our sales of products.

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires entities to measure equity investments that are not accounted for under the equity method at fair value, with any changes in fair value included in current earnings, and updates certain disclosure requirements. The update is effective for fiscal years beginning after December 15, 2017. We adopted ASU No. 2016-01 as of January 1, 2018 using the modified-retrospective approach, with a cumulative-effect adjustment from accumulated other comprehensive loss to retained deficit on our balance sheet of $1.3 million, net of the income tax effect.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We adopted this update as of January 1, 2018.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We adopted this update as of January 1, 2018. Cash, cash equivalents, and restricted cash and cash equivalents on the condensed consolidated statement of cash flows includes restricted cash and cash equivalents of $1.0 million as of March 31, 2018 and December 31, 2017 and $2.2 million as of March 31, 2017 and December 31, 2016, as well as amounts previously reported for cash and cash equivalents.

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

Accounting Standards Updates to Become Effective in Future Periods

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently reviewing our leases and compiling the information required to implement the new guidance. See Note 9 for information on future commitments related to our operating leases; the present value of these leases will be recognized on our balance sheet upon implementation of the new guidance. We are currently evaluating the potential impact of implementing this update on our consolidated financial statements.

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

Note 11.    Derivative Instruments

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi and San Sebastian mines are U.S. dollar ("USD")-functional entities which routinely incur expenses denominated in Canadian dollar ("CAD") and Mexican peso ("MXN"), and such expenses expose us to exchange rate fluctuations between the USD and CAD and MXN. In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a program to manage our exposure to the impact of fluctuations in the exchange rate between the USD and MXN on our future operating costs denominated in MXN. The programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of March 31, 2018, we have 120 forward contracts outstanding to buy CAD$285.4 million having a notional amount of USD$220.8 million, and 36 forward contracts outstanding to buy MXN$276.6 million having a notional amount of USD$13.9 million. The CAD contracts are related to forecasted cash operating costs at Casa Berardi to be incurred from 2018 through 2022 and have CAD-to-USD exchange rates ranging between 1.2729 and 1.3360. The MXN contracts are related to forecasted cash operating costs at San Sebastian for 2018 through 2020 and have MXN-to-USD exchange rates ranging between 19.1750 and 20.8550. Our risk management policy allows for up to 75% of our planned cost exposure for five years into the future to be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of March 31, 2018, we recorded the following balances for the fair value of the contracts:

•	a current asset of $1.1 million, which is included in other current assets;
•	a non-current asset of $2.0 million, which is included in other non-current assets; and
•	a current liability of $0.2 million, which is included in other current liabilities.

Net unrealized gains of approximately $3.0 million related to the effective portion of the hedges were included in accumulated other comprehensive income as of March 31, 2018, and are net of related deferred taxes. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $0.8 million in net unrealized gains included in accumulated other comprehensive income as of March 31, 2018 would be reclassified to current earnings in the next twelve months. Net realized gains of approximately $0.5 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the three months ended March 31, 2018. Net unrealized gains of approximately $15 thousand related to ineffectiveness of the hedges were included in gain (loss) on derivatives contracts on our consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2018.

Metals Prices

At times, we may use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in the market. Our risk management policy allows for up to 75% of our planned metals price exposure for five years into the future, with certain other limitations, to be hedged under such programs. These instruments do, however, expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions.

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

As of March 31, 2018, we recorded the following balances for the fair value of the contracts:

•	a current asset of $0.3 million, which is included in other current assets;
•	a non-current asset of $0.3 million, which is included in other non-current assets;
•	a current liability of $6.8 million, which is included in other current liabilities and is net of $0.1 million for contracts in a fair value current asset position; and
•	a non-current liability of $0.3 million, which is included in other non-current liabilities and is net of $3.1 million for contracts in a fair value non-current asset position.

We recognized a $0.6 million net gain during the first quarter of 2018 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net gain recognized on the contracts offsets losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $4.0 million net gain during the first quarter of 2018 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net gain for the first quarter of 2018 is the result of decreasing zinc and lead prices. This program, when utilized, is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below). When those prices increase compared to the contracts, we incur losses on the contracts.

The following tables summarize the quantities of metals committed under forward sales contracts at March 31, 2018 and December 31, 2017:

March 31, 2018	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2018 settlements	543	2	7,385	—	$16.91	$1,342	$1.52	N/A
Contracts on forecasted sales
2018 settlements	—	—	26,841	15,598	N/A	N/A	$1.23	$1.07
2019 settlements	—	—	48,502	20,283	N/A	N/A	$1.40	$1.10
2020 settlements	—	—	42,329	19,401	N/A	N/A	$1.40	$1.13

December 31, 2017	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2018 settlements	1,447	5	21,550	4,740	$16.64	$1,279	$1.45	$1.11
Contracts on forecasted sales
2018 settlements	—	—	32,187	16,645	N/A	N/A	$1.29	$1.06
2019 settlements	—	—	23,589	18,078	N/A	N/A	$1.33	$1.09
2020 settlements	—	—	3,307	2,866	N/A	N/A	$1.27	$1.08

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our revolving credit agreement would cause a default under the derivative contracts. As of March 31, 2018, we have not posted any collateral related to these agreements. The fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $10.9 million as of March 31, 2018. If we were in breach of any of these provisions at March 31, 2018, we could have been required to settle our obligations under the agreements at their termination value of $10.9 million.

Note 12.    Fair Value Measurement

The table below sets forth our assets and liabilities that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category (in thousands).

Description	Balance at March 31, 2018	Balance at December 31, 2017	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$212,569	$186,107	Level 1
Available for sale securities:
Debt securities – municipal and corporate bonds	34,358	33,758	Level 2
Equity securities – mining industry	7,652	7,561	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	19,713	14,805	Level 2
Restricted cash balances:
Certificates of deposit and other bank deposits	1,005	1,032	Level 1
Derivative contracts:
Metal forward contracts	630	—	Level 2
Foreign exchange contracts	3,122	4,943	Level 2
Total assets	$279,049	$248,206

Liabilities:
Derivative contracts:
Metal forward contracts	$7,066	$15,531	Level 2
Foreign exchange contracts	248	—	Level 2
Total Liabilities	$7,314	$15,531

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

We use financially-settled forward contracts to manage exposure to changes in the exchange rate between USD and CAD and MXN, and the impact on CAD- and MXN-denominated operating costs incurred at our Casa Berardi and San Sebastian units (see Note 11 for more information). These contracts qualify for hedge accounting, with unrealized gains and losses related to the effective portion of the contracts included in accumulated other comprehensive loss, and unrealized gains and losses related to the ineffective portion of the contracts included in earnings each period. The fair value of each contract represents the present value of the difference between the forward exchange rate for the contract settlement period as of the measurement date and the contract settlement exchange rate.

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

Our Senior Notes, which were recorded at their carrying value of $502.5 million, net of unamortized initial purchaser discount at March 31, 2018, had a fair value of $516.6 million at March 31, 2018. Quoted market prices, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. See Note 9 for more information.

Note 13. Acquisition of Klondex Mines Ltd.

On March 16, 2018, we and Klondex Mines Ltd. ("Klondex") entered into an agreement pursuant to which we would acquire all of the issued and outstanding common shares of Klondex for consideration valued at $2.47 per Klondex share (the "Arrangement"). Under the terms of the Arrangement, each holder of Klondex common shares may elect to receive either (i) $2.47 in cash (the “Cash Alternative”), (ii) 0.6272 of a Hecla share per Klondex share (the “Share Alternative”), or (iii) US $0.8411 in cash and 0.4136 of a Hecla share per Klondex share (the “Combined Alternative”), subject in the case of the Cash Alternative and the Share Alternative to pro-ration based on a maximum cash consideration of $157.4 million and a maximum number of Hecla shares issued of 77,411,859. If all Klondex shareholders elect either the Cash Alternative or the Share Alternative, each Klondex shareholder would be entitled to receive US$0.8411 in cash and 0.4136 Hecla shares. Klondex shareholders would also receive shares of a newly formed company which would hold the Canadian assets of Klondex. Klondex had 179,668,072 issued and outstanding common shares as of May 7, 2018. An additional 7,476,924 Klondex common shares would be issued immediately prior to consummation of the proposed Arrangement related to conversion of in-the-money Klondex share options and warrants and certain outstanding restricted share units, resulting in a total of 187,144,996 issued and outstanding Klondex common shares at the time of consummation of the Arrangement. The actual value of consideration transferred will be based in part on the market price of Hecla's common stock on the date the Arrangement is consummated. Based on the 60-day volume-weighted average price at the time of announcement on March 19, 2018 of $3.94 per share, total consideration would be $462.3 million. A 10% change in the price per share of Hecla stock would result in a $30.5 million change in the amount of total consideration transferred in the Arrangement. The closing price of Hecla’s common stock was $3.97 at May 8, 2018. The Arrangement is subject to approval of at least 66 2/3% of the votes to be cast by Klondex shareholders.

Under the proposed Arrangement, we would also subscribe for US$7.0 million of common shares of the new company which would hold the Canadian assets of Klondex.

Note 14.   Guarantor Subsidiaries

Presented below are Hecla’s unaudited interim condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of Hecla's subsidiaries (the "Guarantors") of the Senior Notes and the RQ Notes (see Note 9 for more information). The Guarantors consist of the following of Hecla's 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Hecla Montana, Inc.; Revett Silver Company; RC Resources, Inc.; Troy Mine Inc.; Revett Exploration, Inc.; Revett Holdings, Inc.; Mines Management, Inc.; Newhi Corp.; Montanore Minerals Corp.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; and Hecla Juneau Mining Company. We completed the initial offering of the Senior Notes on April 12, 2013, and a related exchange offer for virtually identical notes registered with the SEC on January 3, 2014. We issued the RQ Notes on March 5, 2018.

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

Unaudited Interim Condensed Consolidating Balance Sheets

	As of March 31, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$137,504	$21,096	$53,969	$—	$212,569
Other current assets	48,067	55,771	49,767	(69)	153,536
Properties, plants, and equipment - net	1,934	1,241,325	765,445	—	2,008,704
Intercompany receivable (payable)	293,972	(163,503)	(338,811)	208,342	—
Investments in subsidiaries	1,373,604	—	—	(1,373,604)	—
Other non-current assets	13,807	7,370	8,325	(6,220)	23,282
Total assets	$1,868,888	$1,162,059	$538,695	$(1,171,551)	$2,398,091
Liabilities and Stockholders' Equity
Current liabilities	$(203,947)	$67,735	$38,776	$213,370	$115,934
Long-term debt	533,566	3,682	3,412	—	540,660
Non-current portion of accrued reclamation	—	66,614	12,273	—	78,887
Non-current deferred tax liability	—	11,630	116,553	(11,317)	116,866
Other non-current liabilities	44,768	5,384	1,091	—	51,243
Stockholders' equity	1,494,501	1,007,014	366,590	(1,373,604)	1,494,501
Total liabilities and stockholders' equity	$1,868,888	$1,162,059	$538,695	$(1,171,551)	$2,398,091

	As of December 31, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$103,878	$31,016	$51,213	$—	$186,107
Other current assets	47,555	47,608	39,630	(575)	134,218
Properties, plants, and equipment - net	1,946	1,244,161	773,914	—	2,020,021
Intercompany receivable (payable)	287,310	(177,438)	(341,182)	231,310	—
Investments in subsidiaries	1,358,025	—	—	(1,358,025)	—
Other non-current assets	14,409	7,289	9,283	(6,370)	24,611
Total assets	$1,813,123	$1,152,636	$532,858	$(1,133,660)	$2,364,957
Liabilities and Stockholders' Equity
Current liabilities	$(226,576)	$66,550	$37,671	$234,485	$112,130
Long-term debt	502,229	2,303	3,890	—	508,422
Non-current portion of accrued reclamation	—	67,565	11,801	—	79,366
Non-current deferred tax liability	—	10,120	121,546	(10,120)	121,546
Other non-current liabilities	53,588	5,185	838	—	59,611
Stockholders' equity	1,483,882	1,000,913	357,112	(1,358,025)	1,483,882
Total liabilities and stockholders' equity	$1,813,123	$1,152,636	$532,858	$(1,133,660)	$2,364,957

Unaudited Interim Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$615	$70,211	$68,883	$—	$139,709
Cost of sales	475	(34,701)	(38,643)	—	(72,869)
Depreciation, depletion, amortization	—	(11,260)	(16,794)	—	(28,054)
General and administrative	(3,833)	(3,448)	(454)	—	(7,735)
Exploration and pre-development	(55)	(1,939)	(6,371)	—	(8,365)
Research and development	—	(482)	(954)	—	(1,436)
Gain on derivative contracts	4,007	—	—	—	4,007
Acquisition costs	(2,360)	—	(147)	—	(2,507)
Equity in earnings of subsidiaries	17,768	—	—	(17,768)	—
Other (expense) income	(8,377)	(6,794)	6,917	(5,488)	(13,742)
Income (loss) before income taxes	8,240	11,587	12,437	(23,256)	9,008
(Provision) benefit from income taxes	—	(5,488)	(768)	5,488	(768)
Net income (loss)	8,240	6,099	11,669	(17,768)	8,240
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common stockholders	8,102	6,099	11,669	(17,768)	8,102
Net income (loss)	8,240	6,099	11,669	(17,768)	8,240
Changes in comprehensive income (loss)	(2,104)	—	38	(38)	(2,104)
Comprehensive income (loss)	$6,136	$6,099	$11,707	$(17,806)	$6,136

	Three Months Ended March 31, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(4,093)	$82,953	$63,684	$—	$142,544
Cost of sales	(148)	(42,772)	(35,756)	—	(78,676)
Depreciation, depletion, amortization	—	(15,766)	(13,186)	—	(28,952)
General and administrative	(6,469)	(2,319)	(418)	—	(9,206)
Exploration and pre-development	(244)	(1,901)	(3,621)	—	(5,766)
Gain on derivative contracts	(7,809)	—	—	—	(7,809)
Equity in earnings of subsidiaries	2,701	—	—	(2,701)	—
Other (expense) income	42,896	(3,116)	(9,332)	(44,820)	(14,372)
Income (loss) before income taxes	26,834	17,079	1,371	(47,521)	(2,237)
(Provision) benefit from income taxes	—	(8,969)	(6,780)	44,820	29,071
Net income (loss)	26,834	8,110	(5,409)	(2,701)	26,834
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common stockholders	26,696	8,110	(5,409)	(2,701)	26,696
Net income (loss)	26,834	8,110	(5,409)	(2,701)	26,834
Changes in comprehensive income (loss)	3,204	—	(89)	89	3,204
Comprehensive income (loss)	$30,038	$8,110	$(5,498)	$(2,612)	$30,038

Unaudited Interim Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$21,183	$18,747	$13,396	$(36,943)	$16,383
Cash flows from investing activities:
Additions to properties, plants, and equipment	—	(8,082)	(9,553)	—	(17,635)
Other investing activities, net	(16,260)	151	—	15,579	(530)
Cash flows from financing activities:
Dividends paid to stockholders	(1,136)	—	—	—	(1,136)
Borrowings on debt	31,024	—	—	—	31,024
Payments on debt	—	(644)	(678)	—	(1,322)
Other financing activity	(1,186)	(20,118)	(1,285)	21,364	(1,225)
Effect of exchange rate changes on cash	—	—	876	—	876
Changes in cash, cash equivalents and restricted cash and cash equivalents	33,625	(9,946)	2,756	—	26,435
Beginning cash, cash equivalents and restricted cash and cash equivalents	103,878	32,048	51,213	—	187,139
Ending cash, cash equivalents and restricted cash and cash equivalents	$137,503	$22,102	$53,969	$—	$213,574

	Three Months Ended March 31, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$40,953	$11,508	$15,642	$(29,818)	$38,285
Cash flows from investing activities:
Additions to properties, plants, and equipment	—	(7,540)	(14,118)	—	(21,658)
Other investing activities, net	(7,479)	61	—	—	(7,418)
Cash flows from financing activities:
Dividends paid to stockholders	(1,127)	—	—	—	(1,127)
Payments on debt	—	(1,658)	(407)	—	(2,065)
Other financing activity	(41,096)	3,025	7,431	29,818	(822)
Effect of exchange rate changes on cash	—	—	1,814	—	1,814
Changes in cash, cash equivalents and restricted cash and cash equivalents	(8,749)	5,396	10,362	—	7,009
Beginning cash, cash equivalents and restricted cash and cash equivalents	113,275	26,588	32,114	—	171,977
Ending cash, cash equivalents and restricted cash and cash equivalents	$104,526	$31,984	$42,476	$—	$178,986

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A – Business – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2017, as updated in Part II, Item 1A – Risk Factors in this quarterly report on Form 10-Q for the quarter ended March 31, 2018. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our current business strategy is to focus our financial and human resources in the following areas:

•	operating our properties safely, in an environmentally responsible manner, and cost-effectively;
•	continuing to optimize and improve operations at our units, which includes incurring research and development expenditures that may not result in tangible benefits;
•	expanding our proven and probable reserves and production capacity at our units;
•	conducting our business with financial stewardship to preserve our financial position in varying metals price environments;
•

advance permitting of the Rock Creek and Montanore projects. We acquired Rock Creek as part of the acquisition of Revett Mining Company, Inc. ("Revett") in June 2015, and we acquired Montanore through the acquisition of Mines Management, Inc. ("Mines Management") in September 2016;

•

maintaining and investing in exploration and pre-development projects in the vicinities of six mining districts and projects we believe to be under-explored and under-invested: North Idaho's Silver Valley in the historic Coeur d'Alene Mining District; our Greens Creek unit on Alaska's Admiralty Island located near Juneau; the silver-producing district near Durango, Mexico; the Abitibi region of northwestern Quebec, Canada; the Rock Creek and Montanore projects in northwestern Montana; and the Creede district of southwestern Colorado. If the proposed acquisition of Klondex Mines Ltd. ("Klondex") is approved by the shareholders of Klondex and consummated, our exploration and pre-development efforts will also be focused on Klondex's projects in northern Nevada; and

•	continuing to seek opportunities to acquire and invest in mining properties and companies, including the proposed acquisition of Klondex discussed further below.

A number of key factors may impact the execution of our strategy, including regulatory issues and metals prices. Metals prices can be very volatile. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control. Average market prices of gold, lead, and zinc in the first three months of 2018 were higher than their levels from the comparable period last year, with the average silver price lower, as illustrated by the table in Results of Operations below. While we believe current global economic and industrial trends could result in continued demand for the metals we produce, prices have been volatile and there can be no assurance that current prices will continue.

The total principal amount of our Senior Notes due May 1, 2021 is $506.5 million, and they bear interest at a rate of 6.875% per year. The net proceeds from the Senior Notes were primarily used for the acquisition of Aurizon in June 2013. In addition, in March 2018 we entered into a note purchase agreement pursuant to which we issued CAD$40 million (approximately USD$30.8 million at the time of the transaction) in aggregate principal amount of our Series 2018-A Senior Notes due May 1, 2021 (the “RQ Notes”) to Ressources Québec which have an annual coupon rate of 4.68%. The net proceeds from the RQ Notes are required to be used for development and expansion of our Casa Berardi unit. See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our debt arrangements. As discussed in the Financial Liquidity and Capital Resources section below, we believe that we will be able to meet the obligations associated with the Senior Notes and RQ Notes; however, a number of factors could impact our ability to meet the debt obligations and fund our other projects.

On March 16, 2018, we entered into an agreement to acquire all of the issued and outstanding common shares of Klondex for total consideration valued at approximately $462 million at the time of the agreement. See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. Klondex owns 100% of three producing gold mines, along with interests in various gold exploration properties in the northern Nevada, as well as other properties in Canada which we would not be acquiring. The acquisition is expected to increase our annual gold production, give us ownership of operating gold mines and identified gold reserves and other mineralized material, and provide access to a large land package with known mineralization. Should the transaction be approved and consummated, we would be faced with the challenge of integrating the acquisition and assuming operating responsibility for Klondex's mines and other operations. See Part II, Item 1A – Risk Factors – Operating, Development, Exploration and Acquisition Risks for risks associated with our proposed acquisition of Klondex.

On June 15, 2015, we completed the acquisition of Revett, giving us 100% ownership of the Rock Creek project, a significant undeveloped silver and copper deposit in northwestern Montana. In addition, on September 13, 2016, we completed the acquisition of Mines Management, giving us 100% ownership of the Montanore project, another significant undeveloped silver and copper deposit located approximately 10 miles from our Rock Creek project. Development of Rock Creek and Montanore has been challenged by non-governmental organizations and governmental agencies at various times, and there can be no assurance that we will be able to obtain the permits required to develop these projects. In Part I, Item 1A – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2017, see Legal challenges could prevent the Rock Creek or Montanore projects from ever being developed for more information.

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

Another challenge for us is the risk associated with environmental litigation and ongoing reclamation activities. As described in Part I, Item 1A. Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2017 and Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited), it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans.  We are involved in various environmental legal matters and the estimate of our environmental liabilities and liquidity needs, as well as our strategic plans, may be significantly impacted as a result of these matters or new matters that may arise. We strive to ensure that our activities are conducted in compliance with applicable laws and regulations and attempt to resolve environmental litigation on as favorable terms as possible.

Results of Operations

Sales of products by metal for the three-month periods ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Silver	$35,222	$51,357
Gold	73,044	62,701
Lead	9,227	13,619
Zinc	30,109	29,865
Less: Smelter and refining charges	(7,893)	(14,998)
Sales of products	$139,709	$142,544

The fluctuations in sales for the first quarter of 2018 compared to the same period of 2017 were primarily due to:

•

Lower quantities and silver, lead and zinc sold as a result of lower production of those metals, partially offset by higher gold volume. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, and The San Sebastian Segment sections below for more information on metal production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Three Months Ended March 31,
		2018	2017
Silver -	Ounces produced	2,534,095	3,369,427
	Payable ounces sold	2,091,464	2,869,114
Gold -	Ounces produced	57,808	56,113
	Payable ounces sold	54,839	51,371
Lead -	Tons produced	5,627	8,636
	Payable tons sold	3,868	6,426
Zinc -	Tons produced	15,211	15,537
	Payable tons sold	10,104	11,847

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

•	Higher average realized prices for gold, lead and zinc, and lower average realized prices for silver. These price variances are illustrated in the table below.

		Three months ended March 31,
		2018	2017
Silver –	London PM Fix ($/ounce)	$16.77	$17.42
	Realized price per ounce	$16.84	$17.90
Gold –	London PM Fix ($/ounce)	$1,329	$1,219
	Realized price per ounce	$1,332	$1,221
Lead –	LME Final Cash Buyer ($/pound)	$1.14	$1.03
	Realized price per pound	$1.19	$1.06
Zinc –	LME Final Cash Buyer ($/pound)	$1.55	$1.26
	Realized price per pound	$1.49	$1.26

Average realized prices differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with customers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metal prices each period through final settlement.  For the first quarter of 2018, we recorded net negative price adjustments to provisional settlements of $0.1 million compared to net positive price adjustments to provisional settlements of $0.6 million in the first quarter of 2017. The price adjustments related to silver, gold, zinc and lead contained in our concentrate shipments were largely offset by gains and losses on forward contracts for those metals for each period. See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.

For the first quarter of 2018, we recorded income applicable to common stockholders of $8.1 million ($0.02 per basic common share), compared to income of $26.7 million ($0.07 per basic common share) during the first quarter of 2017. The following factors contributed to the results for the first three months of 2018 compared to the same period in 2017:

•

An income tax provision of $0.8 million in first quarter of 2018 compared to an income tax benefit of $29.1 million in the first quarter of 2017. The benefit in the 2017 period is primarily the result of a change in income tax position relating to the timing of deduction for #4 Shaft development costs at Lucky Friday.

•

Lucky Friday suspension costs of $4.1 million, along with $0.9 million in non-cash depreciation expense, in the first quarter of 2018 compared to $1.2 million in suspension costs and $0.4 million in non-cash depreciation in the same period of 2017. These costs were incurred during the suspension of full production resulting from the strike, which started in March 2017.

•

Exploration and pre-development expense increased by $2.6 million in the first quarter of 2018 compared to the first quarter of 2017. In 2018, we have continued exploration work at our Greens Creek, San Sebastian, and Casa Berardi units, and on our land package near our Lucky Friday unit. "Pre-development expense" is defined as costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves. Pre-development expense of $1.0 million in the first quarter of 2018 was related to advancement of our Montanore and Rock Creek projects.

•	$2.5 million in costs in the first quarter of 2018 related to our proposed acquisition of Klondex.
•

Higher interest expense by $1.3 million in the first quarter of 2018 compared to the same period of 2017. Interest expense in the first quarter of 2017 was net of $0.9 million in capitalized interest primarily related to the #4 Shaft project, with the decrease due to completion of #4 Shaft in January 2017. Interest expense in the first quarter of 2018 included $0.4 million related to the Notes issued to Ressources Québec in March 2018.

•	Lower general and administrative expense by $1.5 million in the first quarter of 2018 compared to the first quarter of 2017 due to lower accruals for incentive compensation.

•

Increased gross profit at our Greens Creek and Casa Berardi units in the first quarter of 2018 of $9.1 million and $7.1 million, respectively, compared to the first quarter of 2017. This was partially offset by decreases in gross profit of $7.8 million and $4.6 million, respectively, in the first quarter of 2018 at our San Sebastian and Lucky Friday units. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, and The San Sebastian Segment sections below.

•

A net foreign exchange gain in the first quarter of 2018 of $2.6 million versus a net loss of $2.3 million in the same period of 2017, with the variance primarily related to the impact of weakening of the CAD relative to the USD on the remeasurement of our net monetary liabilities in Quebec. During the first quarter of 2018, the applicable CAD-to-USD exchange rate increased from 1.2545 to 1.2893, compared to a decrease in the rate from 1.3426 to 1.3310 during the first quarter of 2017.

•

A gain on base metal derivatives contracts of $4.0 million in the first quarter of 2018 compared to a loss of $7.8 million in the same period of 2017. See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

The Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three months ended March 31,
	2018	2017
Sales	$65,850	$58,850
Cost of sales and other direct production costs	(31,222)	(30,664)
Depreciation, depletion and amortization	(10,639)	(13,332)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(41,861)	(43,996)
Gross profit	$23,989	$14,854
Tons of ore milled	211,430	197,129
Production:
Silver (ounces)	1,913,232	1,929,297
Gold (ounces)	13,118	14,022
Zinc (tons)	14,799	13,406
Lead (tons)	5,021	4,809
Payable metal quantities sold:
Silver (ounces)	1,460,981	1,439,461
Gold (ounces)	9,006	10,290
Zinc (tons)	9,792	10,159
Lead (tons)	2,924	2,830
Ore grades:
Silver ounces per ton	11.71	12.71
Gold ounces per ton	0.10	0.10
Zinc percent	8.05	7.82
Lead percent	2.96	3.06
Mining cost per ton	$68.99	$71.41
Milling cost per ton	$32.64	$33.72
Cash Cost, After By-product Credits, per Silver Ounce (1)	$(4.99)	$0.65
All-In Sustaining Cost ("AISC"), After By-product Credits, per Silver Ounce (1)	$0.59	$3.86

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

The $9.1 million increase in gross profit during the first quarter of 2018 compared to the same 2017 period was the result of higher average prices for gold, zinc and lead and lower depreciation expense, partially offset by lower average silver prices. The reduction in depreciation and depletion expense is due to an increase in product inventory, which includes deferred depreciation and depletion, the impact of higher reserves on units-of-production depreciation, and expiration of depreciable lives on previously acquired assets.

Mining and milling costs per ton each decreased by 3% in the first quarter of 2018 compared to the same period in 2017, primarily as a result of mill throughput that increased by 7%.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, per Silver Ounce for the first quarter of 2018 compared to the same period of 2017:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended March 31,
	2018	2017
Cash Cost, Before By-product Credits, per Silver Ounce	$24.49	$24.71
By-product credits	(29.48)	(24.06)
Cash Cost, After By-product Credits, per Silver Ounce	$(4.99)	$0.65

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended March 31,
	2018	2017
AISC, Before By-product Credits, per Silver Ounce	$30.07	$27.92
By-product credits	(29.48)	(24.06)
AISC, After By-product Credits, per Silver Ounce	$0.59	$3.86

The decrease in Cash Costs, After By-Product Credits, per Silver Ounce for the first quarter of 2018 compared to 2017 was the result of higher by-product credits. The decrease in AISC, After By-Product Credits, per Silver Ounce was also due to higher by-product credits, partially offset by higher capital spending.

Mining and milling costs per ounce increased slightly in the first quarter of 2018 compared to 2017 on a per-ounce basis due primarily to lower silver production resulting from lower silver grades, partially offset by higher mill throughput.

Other cash costs per ounce for the first quarter of 2018 were higher compared to 2017 due to the effect of lower silver production and higher expense for Alaska mine license tax.

Treatment costs were lower in the first quarter of 2018 compared to 2017 as a result of improved terms, lower silver production and lower silver prices, as treatment costs include the value of silver not payable to us through the smelting process. The silver not payable to us is either recovered by the smelters through further processing or ultimately not recovered and included in the smelters’ waste material.

By-product credits per ounce were higher in the first quarter of 2018 compared to 2017 due to higher gold, zinc and lead prices, higher zinc and lead production, due to higher mill throughput, and lower silver production.

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

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2018	2017
Sales	$4,977	$20,010
Cost of sales and other direct production costs	(3,479)	(12,110)
Depreciation, depletion and amortization	(621)	(2,433)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(4,100)	(14,543)
Gross profit	$877	$5,467
Tons of ore milled	9,559	57,069
Production:
Silver (ounces)	99,780	680,782
Lead (tons)	606	3,827
Zinc (tons)	412	2,131
Payable metal quantities sold:
Silver (ounces)	155,743	641,004
Lead (tons)	944	3,596
Zinc (tons)	312	1,688
Ore grades:
Silver ounces per ton	11.10	12.39
Lead percent	6.92	7.05
Zinc percent	4.79	3.99
Mining cost per ton	$114.76	$104.72
Milling cost per ton	$21.67	$27.16
Cash Cost, After By-product Credits, per Silver Ounce (1)	$—	$5.93
AISC, After By-product Credits, per Silver Ounce (1)	$—	$12.06

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

Gross profit decreased by $4.6 million in the first quarter of 2018 compared to 2017. The variance is primarily due to reduced metal production resulting from the strike by unionized employees starting in mid-March 2017, discussed further below, and lower silver prices. Silver and lead production was also impacted by lower ore grades. These factors were partially offset by higher lead and zinc prices. Gross profit was also impacted by depreciation expense, which decreased by $1.8 million in the first quarter of 2018 compared to the same period of 2017 due to lower sales volume.

Mining cost per ton increased by 10% in the first quarter of 2018 compared to the same period in 2017 due primarily to lower ore production as a result of the strike described below. Milling cost per ton in the first quarter of 2018 decreased by 20%, as the mill only operated when the limited production provided a sufficient ore stockpile. Mining and milling cost per ton for the first quarter of 2018 are not indicative of future operating results under full production, as there was reduced mill throughput during the year. In addition, costs not directly related to mining and processing ore have been classified as suspension costs during the strike period, and excluded from the calculations of mining and milling cost per ton.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, per Silver Ounce for the first quarter of 2017. Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce, are not presented for the first quarter of 2018, as production was limited due to the strike and results are not comparable to those from the first quarter of 2017 and are not indicative of future operating results under full production.

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

Three Months Ended March 31,
2017
Cash Cost, Before By-product Credits, per Silver Ounce	$22.90
By-product credits	(16.97)
Cash Cost, After By-product Credits, per Silver Ounce	$5.93

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce for the first quarter of 2017. AISC, After By-product Credits, per Silver Ounce is not presented for the first quarter of 2018 as a result of the limited production due to the strike.

Three Months Ended March 31,
2017
AISC, Before By-product Credits, per Silver Ounce	$29.03
By-product credits	(16.97)
AISC, After By-product Credits, per Silver Ounce	$12.06

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

Many of the employees at our Lucky Friday unit are represented by a union, and the most recent collective bargaining agreement with the union expired on April 30, 2016. On February 19, 2017, the unionized employees voted against our contract offer. On March 13, 2017, the unionized employees went on strike, and have been on strike since that time. Production at Lucky Friday was suspended from the start of the strike, until limited production by salaried personnel commenced in July 2017. Salaried personnel have continued to perform limited production and capital improvements, which are expected to include development in preparation for arrival of the RVM in 2019. Suspension costs during the strike totaled $4.1 million and $1.2 million, respectively, in the first quarters of 2018 and 2017, which are combined with non-cash depreciation expense of $0.9 million and $0.4 million, respectively, for those periods, in a separate line item on our consolidated statement of operations. These suspension costs are excluded from the calculation of gross profit, Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce, when presented. We cannot predict how long the strike will last or whether an agreement will be reached. As a result of the strike or other related events, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations. If the strike continues for an extended period or it is determined an eventual resolution is unlikely, it may be appropriate in the future to review the carrying value of properties, plants, equipment and mineral interests at Lucky Friday. Under such review, if estimated undiscounted cash flows from Lucky Friday were less than its carrying value, an impairment loss would be recognized for the difference between the carrying value and the estimated fair value. The carrying value of properties, plants, equipment and mineral interests at Lucky Friday as of March 31, 2018 was approximately $422 million. However, Lucky Friday has significant identified reserves and mineralized material and a current estimated mine life of approximately 22 years.

On April 30, 2018, we settled with the National Labor Relations Board ("NLRB") an unfair labor practice claim made by the union. As part of the settlement, Hecla Limited rescinded its last, best and final contract offer implemented in March 2017. We do not believe the settlement with the NLRB will resolve any of the key differences in the ongoing labor dispute. On May 4, 2018, we gave notice to the union that the parties to the labor dispute are at impasse, and implemented portions of our revised final offer presented in December 2017.

See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for contingencies related to various accidents and other events occurring at the Lucky Friday mine in prior periods.

The Casa Berardi Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2018	2017
Sales	$55,548	$41,712
Cost of sales and other direct production costs	(33,077)	(29,953)
Depreciation, depletion and amortization	(16,110)	(12,514)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(49,187)	(42,467)
Gross (loss) profit	$6,361	$(755)
Tons of ore milled	348,549	293,696
Production:
Gold (ounces)	40,177	35,807
Silver (ounces)	8,891	8,545
Payable metal quantities sold:
Gold (ounces)	41,645	34,166
Silver (ounces)	8,835	7,899
Ore grades:
Gold ounces per ton	0.135	0.140
Silver ounces per ton	0.03	0.03
Mining cost per ton	$76.95	$86.58
Milling cost per ton	$15.96	$17.26
Cash Cost, After By-product Credits, per Gold Ounce (1)	$827	$886
AISC, After By-product Credits, per Gold Ounce (1)	$1,086	$1,256

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

Gross profit increased by $7.1 million for the first quarter of 2018 compared to the same period in 2017 primarily due to higher gold volume, resulting from increased mill throughput, and higher gold prices. These factors are partially offset by higher cost of sales and depreciation expense, also a result of the higher production.

Mining and milling cost per ton for the first quarter of 2018 were lower than the first quarter of 2017 by 11% and 8%, respectively, primarily due to higher ore production. The decrease in mining cost per ton was also due to reduced stripping costs related to the East Mine Crown Pillar pit.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, per Gold Ounce for the first quarter of 2018 compared to the same period of 2017:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three Months Ended March 31,
	2018	2017
Cash Cost, Before By-product Credits, per Gold Ounce	$831	$890
By-product credits	(4)	(4)
Cash Cost, After By-product Credits, per Gold Ounce	$827	$886

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Three Months Ended March 31,
	2018	2017
AISC, Before By-product Credits, per Gold Ounce	$1,090	$1,260
By-product credits	(4)	(4)
AISC, After By-product Credits, per Gold Ounce	$1,086	$1,256

The decrease in Cash Cost, After By-product Credits, per Gold Ounce for the first quarter of 2018 compared to the first quarter of 2017 was primarily the result of higher gold production. The decrease in AISC, After By-product Credits, per Gold Ounce was due to higher gold production and lower capital spending, partially offset by higher exploration spending.

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

The San Sebastian Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2018	2017
Sales	$13,334	$21,972
Cost of sales and other direct production costs	(5,091)	(5,950)
Depreciation, depletion and amortization	(684)	(673)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(5,775)	(6,623)
Gross profit	$7,559	$15,349
Tons of ore milled	34,397	36,663
Production:
Silver (ounces)	512,192	750,803
Gold (ounces)	4,513	6,284
Payable metal quantities sold:
Silver (ounces)	465,905	780,750
Gold (ounces)	4,188	6,915
Ore grades:
Silver ounces per ton	16.10	21.78
Gold ounces per ton	0.142	0.183
Mining cost per ton	$115.12	$38.99
Milling cost per ton	$67.13	$64.15
Cash Cost, After By-product Credits, per Silver Ounce (1)	$2.81	$(3.27)
AISC, After By-product Credits, per Silver Ounce (1)	$8.37	$0.43

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

The $7.8 million decrease in gross profit in the first quarter of 2018 compared to the same period of 2017 is primarily due to lower silver and gold ore grades and higher costs as a result of transitioning from open pit to underground mining. The ore processed in the first quarters of 2018 and 2017 came from higher grade deposits mined from shallow open pits. Production from the existing open pits substantially ended in December 2017; however, during the first quarter of 2018, mill throughput primarily came from ore stockpiled from the open pits. In January 2017, we started development of a new underground portal and work to rehabilitate historic underground infrastructure which should allow us to mine deeper portions of the deposits at San Sebastian. Limited ore production from underground began in January 2018 and continued to increase during the first quarter. The underground ore production is expected to have lower grades than the open pit.

Mining and milling cost per ton for the first quarter of 2018 were higher than the first quarter of 2017 by 195% and 5%, respectively. The large increase in mining cost per ton was due to the transition of production from shallow open pits to underground, along with lower ore tonnage. The increase in milling cost per ton was due to the lower ore tonnage.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for the first quarter of 2018 compared to the same period of 2017:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended March 31,
	2018	2017
Cash Cost, Before By-product Credits, per Silver Ounce	$14.52	$6.93
By-product credits	(11.71)	(10.20)
Cash Cost, After By-product Credits, per Silver Ounce	$2.81	$(3.27)

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended March 31,
	2018	2017
AISC, Before By-product Credits, per Silver Ounce	$20.08	$10.63
By-product credits	(11.71)	(10.20)
AISC, After By-product Credits, per Silver Ounce	$8.37	$0.43

The increase in Cash Cost, After By-product Credits, per Silver Ounce in the first quarter of 2018 compared to the same period of 2017 was primarily the result of lower silver production and higher mining costs, due to the transition from open pit to underground mining, partially offset by higher by-product credits per ounce due to higher gold prices. The same factors along with higher exploration spending, partially offset by lower capital costs, resulted in the increase in AISC, After By-product Credits, per Silver Ounce in the first quarter of 2018 compared to the same period of 2017.

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

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans provide a significant benefit to our employees, but also represent a significant liability to us. The liability recorded for the funded status of our plans was $48.9 million and $47.1 million as of March 31, 2018 and December 31, 2017, respectively. In April 2018, we contributed $1.3 million in cash to our defined benefits plans, and expect to contribute an additional $2.6 million in cash or shares of our common stock to our defined benefit plans in 2018. While the economic variables which will determine future funding requirements are uncertain, we expect contributions to continue to be required in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Income Taxes

Each reporting period we assess our deferred tax balance based on a review of long-range forecasts and quarterly activity.  We recognized a full valuation allowance on our U.S. net deferred tax assets at the end of 2017 based on results of tax law changes. We continue to recognize a net deferred tax liability in Canada. Our net deferred tax asset in Mexico is partially recognized.

Our U.S. net deferred tax liability at March 31, 2018 totaled $0.3 million, or 0% of total assets, representing no net change from the net deferred tax liability at December 31, 2017. On December 22, 2017, the United States enacted tax reform legislation known as H.R. 1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Act”), resulting in significant modifications to prior law. Among other changes, the Act repealed corporate Alternative Minimum tax ("AMT") and reduced the U.S. corporate income tax rate to 21 percent. However, due to the change relating to the U.S. taxation of foreign earnings under the Act and cumulative tax losses in recent years, we determined it is more likely than not that we will not realize our U.S. net deferred tax assets. At March 31, 2018, we retained a full valuation allowance on U.S. deferred tax assets of $77.2 million.

Our net Canadian deferred tax liability at March 31, 2018 was $116.9 million, a decrease of $4.6 million from the $121.5 million net deferred tax liability at December 31, 2017. The deferred tax liability is primarily related to the excess of the carrying value of the mineral resource assets over the tax bases of those assets for Canadian tax reporting.

Our Mexican net deferred tax asset at March 31, 2018 was $1.0 million, a decrease of $0.8 million from the net deferred tax asset of $1.8 million at December 31, 2017. A $1.5 million valuation allowance remains on deferred tax assets in Mexico.

Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost ("AISC"), Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits and AISC, After By-product Credits for our operations at the Greens Creek, Lucky Friday, San Sebastian and Casa Berardi units and for the Company for the three-month periods ended March 31, 2018 and 2017.

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

In thousands (except per ounce amounts)	Three Months Ended March 31, 2018
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver	Casa Berardi (Gold)	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$41,861	$4,100	$5,775		$51,736	$49,187	$100,923
Depreciation, depletion and amortization	(10,639)	(621)	(684)		(11,944)	(16,110)	(28,054)
Treatment costs	11,388	572	204		12,164	535	12,699
Change in product inventory	5,154	(1,022)	2,638		6,770	(101)	6,669
Reclamation and other costs	(912)	(45)	(494)		(1,451)	(142)	(1,593)
Exclusion of Lucky Friday costs	—	(2,984)	—		(2,984)	—	(2,984)
Cash Cost, Before By-product Credits (1)	46,852	—	7,439		54,291	33,369	87,660
Reclamation and other costs	849	—	106		955	143	1,098
Exploration	360	—	2,312	444	3,116	1,190	4,306
Sustaining capital	9,482	—	430	117	10,029	9,067	19,096
General and administrative				7,735	7,735		7,735
AISC, Before By-product Credits (1)	57,543	—	10,287		76,126	43,769	119,895
By-product credits:
Zinc	(32,142)	—			(32,142)		(32,142)
Gold	(15,292)	—	(5,998)		(21,290)		(21,290)
Lead	(8,974)	—			(8,974)		(8,974)
Silver						(148)	(148)
Total By-product credits	(56,408)	—	(5,998)		(62,406)	(148)	(62,554)
Cash Cost, After By-product Credits	$(9,556)	$—	$1,441		$(8,115)	$33,221	$25,106
AISC, After By-product Credits	$1,135	$—	$4,289		$13,720	$43,621	$57,341
Divided by ounces produced	1,913	—	512		2,425	40
Cash Cost, Before By-product Credits, per Ounce	$24.49	$—	$14.52		$22.38	$830.56
By-product credits per ounce	(29.48)	—	(11.71)		(25.73)	(3.68)
Cash Cost, After By-product Credits, per Ounce	$(4.99)	$—	$2.81		$(3.35)	$826.88
AISC, Before By-product Credits, per Ounce	$30.07	$—	$20.08		$31.39	$1,089.40
By-product credits per ounce	(29.48)	—	(11.71)		(25.73)	(3.68)
AISC, After By-product Credits, per Ounce	$0.59	$—	$8.37		$5.66	$1,085.72

In thousands (except per ounce amounts)	Three Months Ended March 31, 2017
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver	Casa Berardi (Gold)	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$43,996	$14,543	$6,623		$65,162	$42,466	$107,628
Depreciation, depletion and amortization	(13,332)	(2,433)	(673)		(16,438)	(12,514)	(28,952)
Treatment costs	14,131	3,817	225		18,173	571	18,744
Change in product inventory	3,265	(149)	(380)		2,736	1,381	4,117
Reclamation and other costs	(386)	(182)	(590)		(1,158)	(17)	(1,175)
Cash Cost, Before By-product Credits (1)	47,674	15,596	5,205		68,475	31,887	100,362
Reclamation and other costs	666	179	117		962	17	979
Exploration	278	1	1,532	378	2,189	797	2,986
Sustaining capital	5,234	3,990	1,132	5	10,361	12,411	22,772
General and administrative				9,206	9,206		9,206
AISC, Before By-product Credits (1)	53,852	19,766	7,986		91,193	45,112	136,305
By-product credits:
Zinc	(23,779)	(4,060)			(27,839)		(27,839)
Gold	(14,852)	—	(7,657)		(22,509)		(22,509)
Lead	(7,782)	(7,496)			(15,278)		(15,278)
Silver						(147)	(147)
Total By-product credits	(46,413)	(11,556)	(7,657)		(65,626)	(147)	(65,773)
Cash Cost, After By-product Credits	$1,261	$4,040	$(2,452)		$2,849	$31,740	$34,589
AISC, After By-product Credits	$7,439	$8,210	$329		$25,567	$44,965	$70,532
Divided by ounces produced	1,929	681	751		3,361	36
Cash Cost, Before By-product Credits, per Ounce	$24.71	$22.90	$6.93		$20.37	$890.53
By-product credits per ounce	(24.06)	(16.97)	(10.20)		(19.53)	(4.11)
Cash Cost, After By-product Credits, per Ounce	$0.65	$5.93	$(3.27)		$0.84	$886.42
AISC, Before By-product Credits, per Ounce	$27.92	$29.03	$10.63		$27.13	$1,259.87
By-product credits per ounce	(24.06)	(16.97)	(10.20)		(19.53)	(4.11)
AISC, After By-product Credits, per Ounce	$3.86	$12.06	$0.43		$7.60	$1,255.76

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

(2)

The unionized employees at Lucky Friday have been on strike since March 13, 2017, and production at Lucky Friday has been limited since that time. As a result, for the first quarter of 2018 Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits are not presented for Lucky Friday, and costs related to the limited production at Lucky Friday are excluded from the calculation of Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits for our combined silver operations.

(3)	AISC, Before By-product Credits for our consolidated silver properties includes corporate costs for general and administrative expense, exploration and sustaining capital.

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	March 31, 2018	December 31, 2017
Cash and cash equivalents held in U.S. dollars	$190.3	$168.0
Cash and cash equivalents held in foreign currency	22.3	18.1
Total cash and cash equivalents	212.6	186.1
Marketable debt securities, current	34.4	33.8
Marketable equity securities, non-current	7.7	7.6
Total cash, cash equivalents and investments	$254.7	$227.5

Cash and cash equivalents increased by $26.5 million in the first three months of 2018. Cash held in foreign currencies represents balances in Canadian dollars and Mexican pesos, with the $4.2 million increase in the first quarter of 2018 resulting from increases in both Canadian dollars and Mexican pesos held. Current marketable debt securities increased by $0.6 million (discussed below), and the value of non-current marketable equity securities increased by $0.1 million (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

As further discussed in Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited), on March 16, 2018, we entered into an agreement to acquire Klondex. Under the terms of the acquisition, each Klondex common shareholder may elect to receive either $2.47 (the “Cash Alternative”) or 0.6272 of a Hecla share per Klondex share (the “Share Alternative”), subject in each case to pro-ration based on a maximum cash consideration of $157.4 million and a maximum number of Hecla shares issued of 77,411,859. If all Klondex shareholders elect either the Cash Alternative or the Share Alternative, each Klondex shareholder would be entitled to receive US$0.8411 in cash and 0.4136 Hecla shares. The acquisition is subject to approval of at least 66 2/3% of the votes cast by Klondex shareholders. Klondex's cash and cash equivalents at the close of the acquisition not relating to their Canadian assets would be transferred to us as part of the acquisition. Klondex had cash and cash equivalents not relating to their Canadian assets of approximately $19.1 million as of December 31, 2017.

As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited), on April 12, 2013, we completed an offering of Senior Notes in the total principal amount of US$500 million, which have a total principal balance of $506.5 million as of March 31, 2018. The Senior Notes are due May 1, 2021 and bear interest at a rate of 6.875% per year from the most recent payment date to which interest has been paid or provided for.  In addition, in March 2018 we entered into a note purchase agreement pursuant to which we issued our Series 2018-A Senior Notes due May 1, 2021 (the “RQ Notes”) for total principal of CAD$40 million (approximately USD$30.8 million at the time of the transaction) to Ressources Québec. The RQ Notes bear interest at a rate of 4.68% per year. Interest on the Senior Notes and the RQ Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013 and May 1, 2018, respectively, and we have made all interest payments payable to date. See Part II, Item 1A – Risk Factors – Risks Relating to Our Debt.

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

As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), in February 2016 we entered into an equity distribution agreement under which we may issue and sell shares of our common stock from time to time having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information, and the agreement can be terminated by us at any time. As of March 31, 2018, we had sold 4,608,847 shares through the at-the-market program for net proceeds of $17.7 million.

Pursuant to our common stock dividend policy described in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), our Board of Directors declared and paid dividends on common stock totaling $1.0 million in the first quarter of each of 2018 and 2017. On May 9, 2018, our Board of Directors declared a dividend on common stock totaling $1.0 million payable in June 2018. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of March 31, 2018, 934,100 shares have been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at May 8, 2018, was $3.97 per share.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability of approximately $97 million of our $100 million revolving credit facility, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing (including equity issuances), if needed, will be adequate to meet our obligations and other potential cash requirements during the next 12 months. Our obligations and other uses of cash may include, but are not limited to: cash consideration for the acquisition of Klondex (if approved and consummated), debt service obligations related to the Senior Notes and RQ Notes, capital expenditures at our operations, potential acquisitions of other mining companies or properties, regulatory matters, litigation, potential repurchases of our common stock under the program described above, and payment of dividends on common stock, if declared by our board of directors.  For our current operations, we currently estimate that in 2018, a total of between $95 million and $105 million will be spent on capital expenditures, primarily for equipment, infrastructure, and development at our mines, including $17.6 million incurred in the first three months of March 31, 2018.  We also estimate that in 2018 exploration and pre-development expenditures for our current projects will total between $35 million and $42 million, including $8.4 million already incurred as of March 31, 2018. In addition, we expect research and development expenditures for our current projects in 2018 to total between $13 million and $18 million, including $1.4 million already incurred as of March 31, 2018. However, capital, exploration, pre-development, and research and development expenditures may change with the proposed acquisition of Klondex or based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate costs, sources of liquidity available to us, and other factors. A sustained downturn in metals prices or significant increase in operational or capital costs, other uses of cash, or other factors beyond our control could impact our plans.

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash provided by operating activities (in millions)	$16.4	$38.3

Cash provided by operating activities in the first quarter of 2018 decreased by $21.9 million compared to the same period in 2017. The decrease was primarily due to lower income, adjusted for non-cash items, primarily as a result of reduced metals production and lower silver prices, partially offset by higher gold, lead and zinc prices. In addition, working capital and other operating asset and liability changes resulted in a net cash flow decrease of $10.8 million in the first three months of 2018 compared to a net decrease in cash flows of $7.4 million in the 2017 period.   The $3.4 million variance in working capital changes is attributed to higher inventories and lower payroll accruals due to the timing of payment of incentive compensation related to prior year performance, partially offset by higher accounts payable.

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash used in investing activities (in millions)	$(18.2)	$(29.1)

During the first quarter of 2018 we invested $17.6 million in capital expenditures, not including $2.4 million in capital lease additions, compared to $21.7 million in the same period in 2017, with the variance primarily due to lower costs at Lucky Friday, Casa Berardi and San Sebastian, partially offset by higher costs at Greens Creek.  During the first quarter of 2018, we purchased bonds having a cost basis of $31.2 million and maturities of greater than 90 days and less than 365 days. Bonds valued at $30.5 million matured during the first quarter of 2018. During the first quarter of 2017, we purchased bonds having a cost basis of $11.1 million and bonds valued at $3.6 million matured.

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash provided by (used in) financing activities (in millions)	$27.3	$(4.0)

In March 2018, we received net proceeds of $31.0 million from the issuance of Notes to Ressources Québec, as discussed above. We paid cash dividends of $1.0 million on our common stock and cash dividends of $0.1 million on our Series B Preferred Stock during the first quarter of each of 2018 and 2017. We made repayments on our capital leases of $1.3 million and $1.6 million, respectively, in the first quarter of 2018 and 2017. In the first quarter of 2017, we also made repayments of debt totaling $0.5 million. In addition, during the first quarter of 2018 and 2017, we acquired treasury shares for $1.2 million and $0.7 million, respectively, as the result of employees' elections to utilize net share settlement to satisfy their tax withholding obligations related to incentive compensation paid in stock. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, outstanding purchase orders, certain capital expenditures, our credit facility and lease arrangements as of March 31, 2018 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligations (1)	$6,492	$—	$—	$—	$6,492
Commitment fees (2)	500	692	—	—	1,192
Contractual obligations (3)	7,106	—	—	—	7,106
Capital lease commitments (4)	5,672	6,557	1,361	—	13,590
Operating lease commitments (5)	4,325	5,750	4,708	—	14,783
Supplemental executive retirement plan (6)	526	1,453	1,929	4,801	8,709
Defined benefit pension plans (6)	2,527	—	—	—	2,527
Senior Notes (7)	34,822	69,644	509,402	—	613,868
RQ Notes (8)	1,452	2,904	31,145	—	35,501
Total contractual cash obligations	$63,422	$87,000	$548,545	$4,801	$703,768

(1)	Consists of open purchase orders of approximately $3.3 million at the Greens Creek unit, $0.1 million at the Lucky Friday unit and $3.1 million at the Casa Berardi unit.

(2)

We have a $100 million revolving credit agreement under which we are required to pay a standby fee of 0.5% per annum on undrawn amounts under the revolving credit agreement. With the exception of $2.6 million in letters of credit outstanding, there was no amount drawn under the revolving credit agreement as of March 31, 2018, and the amounts above assume no amounts will be drawn during the agreement's term.  For more information on our credit facility, see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)	As of March 31, 2018, we were committed to approximately $7.1 million for various items.

(4)

Includes scheduled capital lease payments of $4.5 million, $2.8 million, and $6.3 million (including interest), respectively, for equipment at our Greens Creek, Lucky Friday and Casa Berardi units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

(8)

On March 5, 2018, we entered into a note purchase agreement pursuant to which we issued CAD$40 million (approximately USD$30.8 million at the time of the transaction) in aggregate principal amount of our Series 2018-A Senior Notes due May 1, 2021 (the “RQ Notes”) to Ressources Québec, a subsidiary of Investissment Québec, a financing arm of the Québec government. The RQ Notes bear interest at a rate of 4.68% per year, payable on May 1 and November 1 of each year, commencing May 1, 2018, and we have made all interest payments payable to date.

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At March 31, 2018, our liabilities for these matters totaled $87.2 million. Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At March 31, 2018, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K. As described in Note 1 of our annual report, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown above in Item 1. – Business in our annual report filed on Form 10-K for the year ended December 31, 2017, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in exchange-traded funds, industrial demand, and consumer demand. Gold demand arises primarily from investment and consumer demand.  Investment demand for silver and gold can be influenced by several factors, including:  the value of the U.S. dollar and other currencies, changing U.S. budget deficits, widening availability of exchange-traded funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertainty related to the political environment in the U.S., Britain's exit from the European Union and a global economic recovery, including recent uncertainty in China, could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  Consumer demand is driven significantly by demand for jewelry and other retail products. We believe that long-term industrial and economic trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer demand for silver and gold and industrial demand for silver.  However, China has recently experienced a lower rate of economic growth which could continue in the near term. There can be no assurance whether these trends will continue or how they will impact prices of the metals we produce. In the past, we have recorded impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

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

Sales of concentrates sold directly to customers are recorded as revenues when title and risk of loss transfer to the customer (generally at the time of shipment) using estimated forward metals prices for the estimated month of settlement. Due to the time elapsed between shipment of concentrates to the customer and final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales and trade accounts receivable are adjusted to estimated settlement prices until final settlement by the customer. Changes in metals prices between shipment and final settlement result in changes to revenues and accounts receivable previously recorded upon shipment.  As a result, our trade accounts receivable balances related to concentrate sales are subject to changes in metals prices until final settlement occurs.  For more information, see part N. Revenue Recognition of Note 1 of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K.

We utilize financially-settled forward contracts to manage our exposure to changes in prices for silver, gold, zinc and lead.  See Item 3. – Quantitative and Qualitative Disclosures About Market Risk – Commodity-Price Risk Management below for more information on our contract programs.  These contracts do not qualify for hedge accounting and are therefore marked-to-market through earnings each period.  Changes in silver, gold, zinc and lead prices between the dates that the contracts are entered into and their settlements will result in changes to the fair value asset or liability associated with the contracts, with a corresponding gain or loss recognized in earnings.

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

Mineral Reserves

Critical estimates are inherent in the process of determining our reserves. Our reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. Metals prices are estimated at long-term averages, as described above in Item 2. – Properties in our annual report filed on Form 10-K for the year ended December 31, 2017. Our assessment of reserves occurs at least annually, and periodically utilizes external audits.

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

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.  The valuation of assets acquired and liabilities assumed requires management to make significant estimates and assumptions, especially with respect to long-lived assets (including mineral assets beyond the known reserve). These estimates include future metals prices and mineral reserves, as discussed above.  Management may also be required to make estimates related to the valuation of deferred tax assets or liabilities as part of the purchase price allocation for business combinations. In some cases, we use third-party appraisers to determine the fair values of property and other identifiable assets. In addition, costs related to business combinations are included in earnings as incurred, and our financial results for periods in which business combinations are pursued could be adversely affected as a result.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at March 31, 2018, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Part II, Item 1A. – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2017).

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues upon the completion of all performance obligations and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our annual report filed on Form 10-K for the year ended December 31, 2017).  At March 31, 2018, metals contained in concentrates and exposed to future price changes totaled 1.5 million ounces of silver, 6,151 ounces of gold, 11,030 tons of zinc, and 1,800 tons of lead.  If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $6.9 million.  However, as discussed in Commodity-Price Risk Management below, we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

Commodity-Price Risk Management

At times, we may use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in the market. Our risk management policy allows for up to 75% of our planned metals price exposure for five years into the future, with certain other limitations, to be hedged under such programs. These instruments do, however, expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions.

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

As of March 31, 2018, we recorded the following balances for the fair value of the contracts:

•	a current asset of $0.3 million, which is included in other current assets;
•	a non-current asset of $0.3 million, which is included in other non-current assets;
•	a current liability of $6.8 million, which is included in other current liabilities and is net of $0.1 million for contracts in a fair value current asset position; and
•	a non-current liability of $0.3 million, which is included in other non-current liabilities and is net of $3.1 million for contracts in a fair value non-current asset position.

We recognized a $0.6 million net gain during the first quarter of 2018 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net gain recognized on the contracts offsets losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $4.0 million net gain during the first quarter of 2018 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net gain for the first quarter of 2018 is the result of a decline in zinc and lead prices. This program, when utilized, is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below).  When those prices increase compared to the contracts, we incur losses on the contracts.

The following tables summarize the quantities of metals committed under forward sales contracts at March 31, 2018 and December 31, 2017:

March 31, 2018	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2018 settlements	543	2	7,385	—	$16.91	$1,342	$1.52	N/A
Contracts on forecasted sales
2018 settlements	—	—	26,841	15,598	N/A	N/A	$1.23	$1.07
2019 settlements	—	—	48,502	20,283	N/A	N/A	$1.40	$1.10
2020 settlements	—	—	42,329	19,401	N/A	N/A	$1.40	$1.13

December 31, 2017	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2018 settlements	1,447	5	21,550	4,740	$16.64	$1,279	$1.45	$1.11
Contracts on forecasted sales
2018 settlements	—	—	32,187	16,645	N/A	N/A	$1.29	$1.06
2019 settlements	—	—	23,589	18,078	N/A	N/A	$1.33	$1.09
2020 settlements	—	—	3,307	2,866	N/A	N/A	$1.27	$1.08

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates between the U.S. dollar ("USD") and the Canadian dollar ("CAD") and Mexican peso ("MXN"). We have determined the functional currency for our Canadian and Mexican operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD and MXN to USD are recorded to earnings each period. For the three months ended March 31, 2018, we recognized a net foreign exchange gain of $2.6 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at March 31, 2018 would have resulted in a change of approximately $11.6 million in our net foreign exchange gain or loss. A 10% change in the exchange rate between the USD and MXN from the rate at March 31, 2018 would have resulted in a change of approximately $0.5 million in our net foreign exchange gain or loss.

In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a program to manage our exposure to the impact of fluctuations in the exchange rate between the USD and MXN on our future operating costs denominated in MXN. The programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of March 31, 2018, we have 120 forward contracts outstanding to buy CAD$285.4 million having a notional amount of USD$220.8 million, and 36 forward contracts outstanding to buy MXN$276.6 million having a notional amount of USD$13.9 million. The CAD contracts are related to forecasted cash operating costs at Casa Berardi to be incurred from 2018 through 2022 and have CAD-to-USD exchange rates ranging between 1.2729 and 1.3360. The MXN contracts are related to forecasted cash operating costs at San Sebastian for 2018 through 2020 and have MXN-to-USD exchange rates ranging between 19.1750 and 20.8550. Our risk management policy allows for up to 75% of our planned cost exposure for five years into the future to be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of March 31, 2018, we recorded the following balances for the fair value of the contracts:

•	a current asset of $1.1 million, which is included in other current assets;
•	a non-current asset of $2.0 million, which is included in other non-current assets; and
•	a current liability of $0.2 million, which is included in other current liabilities.

Net unrealized gains of approximately $3.0 million related to the effective portion of the hedges were included in accumulated other comprehensive income as of March 31, 2018, and are net of related deferred taxes. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $0.8 million in net unrealized gains included in accumulated other comprehensive income as of March 31, 2018 would be reclassified to current earnings in the next twelve months. Net realized gains of approximately $0.5 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the three months ended March 31, 2018. Net unrealized gains of approximately $15 thousand related to ineffectiveness of the hedges were included in gain (loss) on derivatives contracts on our consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2018.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of March 31, 2018, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Item 1A - Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2017 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.  Certain of those risk factors have been updated, and additional risk factors have been added in this Form 10-Q to provide updated information, as set forth below. References to “we”, “our” and “us” in these risk factors refer to the Company.

On March 5, 2018, we entered into a note purchase agreement pursuant to which we issued CAD$40 million in aggregate principal amount of our Series 2018-A Senior Notes due May 1, 2021 (the “Notes”) to Ressources Québec, a subsidiary of Investissment Québec, a financing arm of the Québec government. The Notes were issued at a discount of 0.58%, and bear interest at a rate of 4.68% per year, payable on May 1 and November 1 of each year, commencing May 1, 2018. The Notes are senior and unsecured and are pari passu in all material respects with the Senior Notes, including with respect to guarantees of the Notes by certain of our subsidiaries.

On March 16, 2018, we entered into an agreement to acquire Klondex Mines Ltd. ("Klondex"), as further discussed in Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited). The acquisition is subject to approval of at least 66 2/3% of the votes to be cast by the Klondex shareholders, along with certain regulatory approvals and other customary conditions.

The information in Item 1A - Risk Factors of our annual report filed on Form 10-K for the for the year ended December 31, 2017 has been updated below to reflect risks associated (i) with the issuance of the Notes, (ii) specifically related to completing the acquisition of Klondex, and (iii) with the operation of the combined company following the acquisition.

Risks Relating to Our Debt

Our level of debt could impair our financial health and prevent us from fulfilling our obligations under our existing and future indebtedness.

      As of March 31, 2018, we had total indebtedness of approximately $546.3 million. Our level of debt and our debt service obligations could:

•	make it more difficult for us to satisfy our obligations with respect to the Senior Notes and the Notes;

•	reduce the amount of funds available to finance our operations, capital expenditures and other activities;

•	increase our vulnerability to economic downturns and industry conditions;

•	limit our flexibility in responding to changing business and economic conditions, including increased competition and demand for new products and services;

•	place us at a disadvantage when compared to our competitors that have less debt;

•	increase our cost of borrowing; and

•	limit our ability to borrow additional funds.

We and our subsidiaries may incur substantial additional indebtedness in the future. Although the indenture governing our Senior Notes and the note purchase agreement governing our Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. In May 2016, we entered into our senior credit facility, which allows us to draw up to $100 million on a revolving basis.

If new debt is added to our and our subsidiaries’ existing debt levels, the risks associated with such debt that we currently face would increase. In addition, neither the indenture governing the Senior Notes nor the note purchase agreement governing the Notes prevent us from incurring additional indebtedness under those agreements.

Operating, Development, Exploration and Acquisition Risks

Our acquisition of Klondex may not be completed on the terms currently contemplated, or at all.

If the acquisition is not completed, our business may be adversely affected and we may be subject to various risks without realizing any of the benefits of having the acquisition completed, including the following:

•      We may experience negative reactions from the financial markets or from our customers, suppliers or employees; and

•      We may be subject to litigation related to any failure to complete the acquisition or to enforcement proceedings commenced against us to perform our obligations under the acquisition agreement.

The agreement for the acquisition of Klondex may be terminated by us in certain circumstances, including in the event of the occurrence of a Klondex material adverse effect.

Both we and Klondex have the right to terminate the acquisition agreement in certain circumstances. Accordingly, there can be no assurance that the acquisition agreement will not be terminated by either us or Klondex before the completion of the acquisition. For example, we have the right, in certain circumstances, to terminate the acquisition agreement if a Klondex material adverse effect, as defined in the agreement, occurs.

Obtaining required approvals and satisfying closing conditions may prevent or delay completion of the acquisition of Klondex.

The acquisition of Klondex is subject to customary conditions to closing. These closing conditions include, among others, the receipt of certain governmental consents and approvals. No assurance can be given that the required governmental consents and approvals will be obtained or that the required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the consents and approvals. We and Klondex will also be obligated to pay certain investment banking, legal and accounting fees and other expenses in connection with the acquisition, whether or not it is completed.

The acquisition of Klondex will involve substantial costs.

We have incurred and expect to continue to incur substantial costs and expenses relating directly to the acquisition including fees and expenses payable to financial advisors, other professional fees and expenses, insurance premium costs, Hart-Scott-Rodino Act filing fees, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses. We also will incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. There are a large number of systems that must be integrated, including management information, accounting and finance, payroll and benefits, and regulatory compliance. Expenses related to this integration are by their nature difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the realization of economies of scale and cost savings and synergies related to the integration of Klondex's business. These integration expenses likely will result in significant charges against earnings following the completion of the acquisition, but the amount and timing of such charges are uncertain.

The acquisition of Klondex will consume much of our cash.

As of March 31, 2018, we had total cash, cash equivalents and short-term investments of $246.9 million.  The purchase price of Klondex includes approximately $157.4 million that would be paid in cash to Klondex shareholders.  Further, as discussed in the Risk Factor immediately above, we will incur substantial costs in connection with the transaction and assume certain liabilities which will also consume cash. Thus, the acquisition, if consummated, would utilize a large portion of our cash. We have ongoing cash requirements related to operating expenses, capital expenditures, working capital, general corporate purposes and for required interest and principal payments on our outstanding debt.  While we believe that we will be able to meet our cash requirements, either through normal operations or additional sources of financing, there can be no assurance we will be able to access additional financing on terms acceptable to us, or at all.

Uncertainties associated with the acquisition may cause a loss of management personnel and other key employees of Klondex which could adversely affect the future business and operations of the combined company following the acquisition.

Hecla and Klondex are dependent on the experience and industry knowledge of their officers, other key employees and hourly employees at the mine sites to execute their business plans and conduct operations. The combined company’s success after the acquisition will depend in part upon its ability to retain key management personnel and other key employees of Klondex, as well as hourly employees. Current and prospective employees of Klondex may experience uncertainty about their future roles with the combined company following the acquisition, which may materially adversely affect the ability of Klondex to attract and retain key personnel during the pendency of the acquisition. Accordingly, no assurance can be given that the combined company will be able to retain key management personnel, other key employees or hourly employees of Klondex. Losses of such personnel could adversely affect the business and operations of Hecla after the acquisition is complete.

Hecla’s future results may suffer if the combined company does not effectively manage its expanded operations following the acquisition.

Following the acquisition, the size of the business of the combined company will increase significantly beyond the current size of Hecla’s business. In addition, Hecla may continue to expand its operations through additional acquisitions or other strategic transactions. Hecla’s future success depends, in part, upon its ability to manage its expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected economies of scale, synergies and other benefits currently anticipated from the acquisition or anticipated from any additional acquisitions or strategic transactions.

The market price of shares of Hecla common stock may decline in the future as a result of the acquisition.

The market price of shares of Hecla common stock may decline in the future as a result of the acquisition for a number of reasons, including the unsuccessful integration of Hecla and Klondex or the failure of Hecla to achieve the perceived benefits of the acquisition, including financial results, as rapidly as or to the extent anticipated by financial or industry analysts.

The acquisition of Klondex would increase our exposure to gold price volatility.

Klondex's financial results are highly sensitive to changes in the price of gold, and the acquisition of Klondex will increase the sensitivity of our results to such changes. Gold prices fluctuate and are affected by numerous factors, including expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic crises and governmental policies with respect to gold holdings by central banks. The demand for and supply of gold affects gold prices but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold consists primarily of jewelry and investment demand.

We may be unable to successfully integrate the operations of the properties we acquire, including the Klondex properties.

Integration of the operations of the properties we acquire with our existing business will be a complex, time-consuming and costly process. Failure to successfully integrate the acquired properties and operations in a timely manner may have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficulties of combining the acquired operations include, among other things:

•	operating a larger organization;

•	operating in multiple legal jurisdictions;

•	coordinating geographically disparate organizations, systems and facilities;

•	adapting to additional regulatory and other legal requirements;

•	integrating corporate, technological and administrative functions; and

•	diverting management's attention from other business concerns.

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

We may not realize all of the anticipated benefits from our acquisitions, including the potential acquisition of Klondex.

We may not realize all (or any) of the anticipated benefits from the acquisition of Klondex, if consummated, or any future acquisitions, such as increased earnings, cost savings and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher than expected acquisition and operating costs or other difficulties, unknown liabilities, inaccurate reserve estimates and fluctuations in market prices.

The Klondex properties and any others we may acquire may not produce as expected and may not generate additional reserves, and may come with liabilities beyond those known at the time of acquisition.

The properties we acquire in the acquisition of Klondex, if consummated, or in other acquisitions may not produce as expected, may not generate reserves beyond those known at the time of acquisition, may be in an unexpected condition and we may be subject to increased costs and liabilities, including environmental liabilities. Although we review properties prior to acquisition in a manner consistent with industry practices, such reviews are not capable of identifying all potential adverse conditions. Generally, it is not feasible to review in depth every individual property involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems or permit a buyer to become sufficiently familiar with the properties to fully assess their condition, any deficiencies, and development potential.

Certain of our Klondex’s mines and exploration properties are located on land that is or may become subject to traditional territory, title claims and/or claims of cultural significance by certain Native American tribes, and such claims and the attendant obligations of the federal government to those tribal communities and stakeholders may affect our current and future operations.

Native American interests and rights as well as related consultation issues may impact our ability to pursue exploration, development and mining at Klondex properties that we would acquire if the acquisition is consummated. There is no assurance that claims or other assertion of rights by tribal communities and stakeholders or consultation issues will not arise on or with respect to our properties or activities. These could result in significant costs and delays or materially restrict our activities. Opposition by Native American tribes and stakeholders to our presence, operations or development on land subject to their traditional territory or title claims or in areas of cultural significance could negatively impact us in terms of public perception, costly legal proceedings, potential blockades or other interference by third parties in our operations, or court-ordered relief impacting our operations. In addition, we may be required to, or may voluntarily, enter into certain agreements with such Native American tribes in order to facilitate development of our properties, which could reduce the expected earnings or income from any future production.

The acquisition of Klondex may expose us to additional environmental hazards and reclamation obligations.

All phases of Klondex's operations are, like ours, subject to environmental regulation, which mandates such things as air and water quality standards, land reclamation, site restoration and site closure requirements. Environmental regulations also prescribe limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will likely require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes to environmental regulation, if any, will not adversely affect Klondex's or the combined company's operations. Environmental hazards may exist on Klondex's properties, which are currently unknown to Klondex or us and may have been caused by previous owners or operators of the properties. Such hazards could result in loss or liability for Klondex or regulatory or legal action.

Reclamation requirements may change and do vary depending on the location and the government regulatory body, but they are similar in that they aim to minimize long term effects of exploration and mining disturbance by requiring the operating company to control possible deleterious effluents and to re-establish to some degree pre-disturbance land forms and vegetation. Klondex calculates its estimates of the ultimate reclamation liability based on current laws and regulations and the expected future costs to be incurred in reclaiming, restoring and closing its operating mine sites. It is possible that Klondex's estimate of its ultimate reclamation liability could change in the near term due to changes in laws and regulations and changes in cost estimates.

Asset retirement obligations of Klondex's Nevada properties represented liabilities of approximately $19.6 million as of March 31, 2018.

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

HECLA MINING COMPANY
(Registrant)

Date:	May 10, 2018	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	May 10, 2018	By:	/s/ Lindsay A. Hall
Lindsay A. Hall, Senior Vice President and
Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q - March 31, 2018

Index to Exhibits

2.1

Arrangement Agreement, dated March 16, 2018, among Hecla Mining Company, 1156291 B.C. Unlimited Liability Company, and Klondex Mines Ltd. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on March 19, 2018 (File No. 1-8491), and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of the Registrant, as amended. *

3.2	Bylaws of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant's Current Report on Form 8-K filed on August 22, 2014 (File No. 1-8491), and incorporated herein by reference.

4.1

Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Included as Annex II to Restated Certificate of Incorporation of Registrant. Filed as exhibit 3.1 to Registrant's Form 10-K for the year ended December 31, 2017 (File No. 1-8491), and incorporated herein by reference.

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

10.1

Note Purchase Agreement, dated March 5, 2018, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and Resources Quebec. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 5, 2018 (File No. 1-8491), and incorporated herein by reference.

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