Form 10-Q
period 2018-06-30
HECLA MINING CO/DE/
filed 2018-08-09
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes XX .    No      .

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      .    No XX.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding August 7, 2018
Common stock, par value $0.25 per share	477,012,806

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2018

INDEX*

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$239,722	$186,107
Investments	5,556	33,758
Accounts receivable:
Trade	9,717	14,805
Taxes	10,382	10,382
Other, net	8,925	7,003
Inventories:
Concentrates, doré, and stockpiled ore	35,169	28,455
Materials and supplies	25,885	26,100
Other current assets	17,006	13,715
Total current assets	352,362	320,325
Non-current investments	7,449	7,561
Non-current restricted cash and investments	1,005	1,032
Properties, plants, equipment and mineral interests, net	2,006,592	2,020,021
Non-current deferred income taxes	1,179	1,509
Other non-current assets and deferred charges	24,007	14,509
Total assets	$2,392,594	$2,364,957
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$53,835	$46,549
Accrued payroll and related benefits	23,661	31,259
Accrued taxes	6,143	5,919
Current portion of capital leases	6,015	5,608
Accrued interest	5,976	5,745
Other current liabilities	1,388	10,371
Current portion of accrued reclamation and closure costs	8,315	6,679
Total current liabilities	105,333	112,130
Capital leases	8,757	6,193
Accrued reclamation and closure costs	78,102	79,366
Long-term debt	533,230	502,229
Non-current deferred tax liability	112,462	121,546
Non-current pension liability	48,973	46,628
Other non-current liabilities	4,438	12,983
Total liabilities	891,295	881,075
Commitments and contingencies (Notes 2, 4, 7, 9, and 11)
SHAREHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, authorized 750,000,000 shares; issued and outstanding 2018 — 401,322,377 shares and 2017 — 399,176,425 shares	101,643	100,926
Capital surplus	1,628,440	1,619,816
Accumulated deficit	(176,158)	(195,484)
Accumulated other comprehensive loss	(31,929)	(23,373)
Less treasury stock, at cost; 2018 — 5,226,791 shares and 2017 — 4,529,450 shares issued and held in treasury	(20,736)	(18,042)
Total shareholders’ equity	1,501,299	1,483,882
Total liabilities and shareholders’ equity	$2,392,594	$2,364,957

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Sales of products	$147,259	$134,279	$286,968	$276,823
Cost of sales and other direct production costs	80,440	77,503	153,309	156,179
Depreciation, depletion and amortization	31,817	25,569	59,871	54,521
Total cost of sales	112,257	103,072	213,180	210,700
Gross profit	35,002	31,207	73,788	66,123
Other operating expenses:
General and administrative	9,787	10,309	17,522	19,515
Exploration	7,838	5,853	15,198	10,367
Pre-development	1,415	1,052	2,420	2,304
Research and development	2,337	312	3,773	995
Other operating expense	638	699	1,153	1,362
Provision for closed operations and environmental matters	1,420	985	2,682	2,104
Lucky Friday suspension-related costs	6,801	8,024	11,818	9,605
Acquisition costs	1,010	(2)	3,517	25
Total other operating expenses	31,246	27,232	58,083	46,277
Income from operations	3,756	3,975	15,705	19,846
Other income (expense):
Loss on disposition of investments	—	—	—	(167)
Unrealized (loss) gain on investments	(564)	(276)	(254)	51
Gain (loss) on derivative contracts	16,804	2,487	20,811	(5,322)
Net foreign exchange gain (loss)	2,476	(3,883)	5,068	(6,145)
Interest income and other income and expense	108	319	52	644
Interest expense, net of amount capitalized	(10,079)	(10,543)	(19,873)	(19,065)
Total other income (expense)	8,745	(11,896)	5,804	(30,004)
Income (loss) before income taxes	12,501	(7,921)	21,509	(10,158)
Income tax (provision) benefit	(427)	(16,095)	(1,195)	12,976
Net income (loss)	12,074	(24,016)	20,314	2,818
Preferred stock dividends	(138)	(138)	(276)	(276)
Income (loss) applicable to common shareholders	$11,936	$(24,154)	$20,038	$2,542
Comprehensive income (loss):
Net income (loss)	$12,074	$(24,016)	$20,314	$2,818
Unrealized loss and amortization of prior service on pension plans	—	(16)	—	16
Change in fair value of derivative contracts designated as hedge transactions	(5,203)	2,047	(7,276)	5,308
Reclassification of loss on disposition or impairment of marketable securities included in net (loss) income	—	—	—	167
Unrealized holding (losses) gains on investments	41	847	10	591
Comprehensive income (loss)	$6,912	$(21,138)	$13,048	$8,900
Basic income (loss) per common share after preferred dividends	$0.03	$(0.06)	$0.05	$0.01
Diluted income (loss) per common share after preferred dividends	$0.03	$(0.06)	$0.05	$0.01
Weighted average number of common shares outstanding - basic	400,619	396,178	399,972	395,774
Weighted average number of common shares outstanding - diluted	403,610	396,178	402,873	399,236
Cash dividends declared per common share	$0.0025	$0.0025	$0.0050	$0.0050

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2018	June 30, 2017
Operating activities:
Net income	$20,314	$2,818
Non-cash elements included in net income:
Depreciation, depletion and amortization	62,852	56,908
Loss on investments	254	117
Gain on disposition of properties, plants, equipment, and mineral interests	(166)	(94)
Provision for reclamation and closure costs	2,640	2,247
Stock compensation	2,441	2,831
Deferred income taxes	(2,977)	(22,113)
Amortization of loan origination fees	898	967
(Gain) loss on derivative contracts	(30,236)	5,386
Foreign exchange (gain) loss	(5,348)	5,201
Other non-cash items, net	(35)	2
Change in assets and liabilities:
Accounts receivable	2,471	(1,150)
Inventories	(6,865)	1,594
Other current and non-current assets	(2,507)	3,896
Accounts payable and accrued liabilities	8,701	(10,937)
Accrued payroll and related benefits	(337)	(4,901)
Accrued taxes	(672)	4,408
Accrued reclamation and closure costs and other non-current liabilities	(4,410)	(1,359)
Cash provided by operating activities	47,018	45,821
Investing activities:
Additions to properties, plants, equipment and mineral interests	(43,304)	(45,964)
Proceeds from disposition of properties, plants and equipment	463	142
Purchases of investments	(31,682)	(23,280)
Maturities of investments	59,336	14,356
Net cash used in investing activities	(15,187)	(54,746)
Financing activities:
Proceeds from sale of common stock, net of offering costs	—	9,610
Acquisition of treasury shares	(2,694)	(2,474)
Dividends paid to common shareholders	(2,000)	(1,981)
Dividends paid to preferred shareholders	(276)	(276)
Credit availability and debt issuance fees paid	(3)	(91)
Issuance of debt	31,024	—
Repayments of debt	—	(470)
Repayments of capital leases	(3,762)	(3,245)
Net cash provided by financing activities	22,289	1,073
Effect of exchange rates on cash	(532)	1,086
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	53,588	(6,766)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	187,139	171,977
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$240,727	$165,211
Significant non-cash investing and financing activities:
Addition of capital lease obligations	$7,008	$4,645
Payment of accrued compensation in stock	$4,863	$4,240

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

Note 2.    Investments

Our current investments, which are classified as "available for sale" and consist of bonds having maturities of greater than 90 days, had a fair value and cost basis of $5.6 million and $33.8 million, respectively, at June 30, 2018 and December 31, 2017. During the first six months of 2018 and 2017, we had purchases of such investments of $31.2 million and $23.3 million, respectively, and maturities of $59.3 million and $14.4 million, respectively. Our current investments at June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018			December 31, 2017
	Amortized cost	Unrealized loss	Fair value	Amortized cost	Unrealized loss	Fair value
Corporate bonds	$5,559	$(3)	$5,556	$33,778	$(20)	$33,758

At June 30, 2018 and December 31, 2017, the fair value of our non-current investments was $7.4 million and $7.6 million, respectively.  Our non-current investments consist of marketable equity securities which are carried at fair value, and are primarily classified as “available-for-sale.”  The cost basis of our non-current investments was approximately $6.0 million and $5.7 million at June 30, 2018 and December 31, 2017, respectively. During the six months ended June 30, 2018, we recognized $0.3 million in net unrealized losses in current earnings. During the six months ended June 30, 2017, we recognized $0.6 million in net unrealized gains on equity investments in other comprehensive income and $0.1 million in net unrealized gains in current earnings.

Note 3.   Income Taxes

Major components of our income tax provision (benefit) for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Current:
Domestic	$1	$—	$1	$(12,798)
Foreign	2,965	15,935	4,171	21,451
Total current income tax provision (benefit)	2,966	15,935	4,172	8,653

Deferred:
Domestic	—	2,965	—	(15,939)
Foreign	(2,539)	(2,805)	(2,977)	(5,690)
Total deferred income tax provision (benefit)	(2,539)	160	(2,977)	(21,629)
Total income tax provision (benefit)	$427	$16,095	$1,195	$(12,976)

The current income tax provisions for the three and six months ended June 30, 2018 and 2017 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income due primarily to the full valuation allowance in the U.S. in 2018, the impact of taxation in foreign jurisdictions and the impact of the change in accounting method treatment of the #4 Shaft development costs in 2017.

As of June 30, 2018, we have a net deferred tax liability in the U.S. of $0.3 million, a net deferred tax liability in Canada of $112.5 million, and a net deferred tax asset in Mexico of $1.5 million, for a consolidated worldwide net deferred tax liability of $111.3 million. We recorded a full valuation allowance in the U.S. in December 2017 as a result of U.S. tax reform. Our circumstances at June 30, 2018 continue to support a full valuation allowance in the U.S. where our domestic tax provision is zero. In the first quarter of 2017, we received consent from the Internal Revenue Service to permit us to take a different income tax position relating to the timing of deductions for the #4 Shaft development costs at Lucky Friday. This tax accounting method change substantially revised the timing of deductions for these costs for regular tax and Alternative Minimum Tax ("AMT") relative to our projected life of mine and projected taxable income. These timing changes caused us to revise our assessment of the ability to generate sufficient future taxable income to realize our deferred tax assets, resulting in a valuation allowance release of approximately $15 million. At June 30, 2018 and December 31, 2017, the balance of the valuation allowances on our deferred tax assets was $79.4 million and $78.7 million, respectively.

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

Rio Grande Silver Guaranty

Our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), is party to a joint venture with Emerald Mining & Leasing, LLC (“EML”) and certain other parties with respect to a land package in the Creede Mining District of Colorado that is adjacent to other land held by Rio. Rio holds a 70% interest in the joint venture. In connection with the joint venture, we are required to guarantee certain environmental remediation-related obligations of EML to a third party up to a maximum liability to us of $2.5 million. As of June 30, 2018, we have not been required to make any payments pursuant to the guaranty. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to the third party. However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties, has jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guaranty as of June 30, 2018.

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

In July 2018, the EPA informed Hecla Limited that it believes Hecla Limited, among several other potentially responsible parties ("PRPs"), may be liable for cleanup of the site or for costs incurred by the EPA in cleaning up the site. The EPA stated in the letter that it has incurred approximately $9.6 million in response costs. Hecla Limited cannot with reasonable certainty estimate the amount or range of liability, if any, relating to this matter because of, among other reasons, the lack of information concerning the site, including the relative contributions, if any, of contamination by the various PRPs.

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

In June 2011, the EPA informed Hecla Limited that it believes Hecla Limited, among several other viable companies, may be liable for cleanup of the site or for costs incurred by the EPA in cleaning up the site. The EPA stated in the letter that it has incurred approximately $4.5 million in response costs and estimated that total remediation costs may exceed $100 million. Hecla Limited cannot with reasonable certainty estimate the amount or range of liability, if any, relating to this matter because of, among other reasons, the lack of information concerning the site.

In February 2017, the EPA made a formal request to Hecla Mining Company for information regarding the Barker-Hughesville Mining District Superfund site located in Judith Basin and Cascade Counties, Montana. Hecla Limited submitted a response in April 2017. The Barker-Hughesville site is located in a historic mining district, and between approximately June and December 1983, Hecla Limited was party to an agreement with another mining company under which limited exploration activities occurred at or near the site.

In August 2018, the EPA informed Hecla Limited that it believes Hecla Limited, among several other PRPs, may be liable for cleanup of the site or for costs incurred by the EPA in cleaning up the site. The EPA did not include an amount of its alleged response costs to date.  Hecla Limited cannot with reasonable certainty estimate the amount or range of liability, if any, relating to this matter because of, among other reasons, the lack of information concerning past or anticipated future costs at the site, and the relative contributions, if any, of contamination by the various PRPs.

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

See Note 9 and Note 13 for more information.

Other Commitments

Our contractual obligations as of June 30, 2018 included approximately $4.1 million for various costs. In addition, our open purchase orders at June 30, 2018 included approximately $0.7 million, $2.1 million and $7.4 million for various capital and non-capital items at the Lucky Friday, Casa Berardi and Greens Creek units, respectively. We also have total commitments of approximately $15.8 million relating to scheduled payments on capital leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday and Casa Berardi units (see Note 9 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of June 30, 2018, we had surety bonds totaling $117.0 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 5.    Earnings (Loss) Per Common Share

We are authorized to issue 750,000,000 shares of common stock, $0.25 par value per share. At June 30, 2018, there were 406,549,168 shares of our common stock issued and 5,226,791 shares issued and held in treasury, for a net of 401,322,377 shares outstanding.

Diluted income (loss) per share for the three and six months ended June 30, 2018 and 2017 excludes the potential effects of outstanding shares of our convertible preferred stock, as their conversion would have no effect on the calculation of dilutive shares.

For the three-month and six-month periods ended June 30, 2018, the calculation of diluted income per share included dilutive (i) restricted stock units that were unvested or which vested in the current period of 1,268,601 and 1,179,086, respectively, and (ii) deferred shares of 1,721,932 for each period. For the three-month period ended June 30, 2017, all restricted share units and deferred shares were excluded from the computation of diluted loss per share, as our reported loss for that period would cause them to have no effect on the calculation of loss per share. For the six-month period ended June 30, 2017, dilutive restricted stock units that were unvested or which vested in the current period of 2,109,789 and deferred shares of 1,352,470 were included in the calculation of diluted income per share.

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

The following tables present information about reportable segments for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales to unaffiliated customers:
Greens Creek	$74,605	$71,339	$140,455	$130,189
Lucky Friday	3,287	(187)	8,264	19,823
Casa Berardi	56,103	43,822	111,651	85,534
San Sebastian	13,264	19,305	26,598	41,277
	$147,259	$134,279	$286,968	$276,823
Income (loss) from operations:
Greens Creek	$25,516	$15,418	$48,668	$29,532
Lucky Friday	(5,261)	(8,212)	(9,407)	(4,332)
Casa Berardi	1,014	(1,708)	4,264	(3,953)
San Sebastian	(361)	11,892	4,656	25,346
Other	(17,152)	(13,415)	(32,476)	(26,747)
	$3,756	$3,975	$15,705	$19,846

The following table presents identifiable assets by reportable segment as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Identifiable assets:
Greens Creek	$678,862	$671,960
Lucky Friday	429,213	432,400
Casa Berardi	792,891	804,505
San Sebastian	68,812	62,198
Other	424,016	393,894
	$2,393,794	$2,364,957

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

For concentrate sales, which we currently have at our Greens Creek and Lucky Friday units, the performance obligation is met, the transaction price can be reasonably estimated, and revenue is recognized generally at the time of shipment. Concentrates sold at our Lucky Friday unit typically leave the mine and are received by the customer within the same day. However, there is a period of time between shipment of concentrates from our Greens Creek unit and their physical receipt by the customer, and judgment is required in determining when control has been transferred to the customer for those shipments. We have determined the performance obligation is met and title is transferred to the customer upon shipment of concentrate parcels from Greens Creek because, at that time, 1) legal title is transferred to the customer, 2) the customer has accepted the parcel and obtained the ability to realize all of the benefits from the product, 3) the concentrate content specifications are known, have been communicated to the customer, and the customer has the significant risks and rewards of ownership of it, 4) it is very unlikely a concentrate parcel from Greens Creek will be rejected by a customer upon physical receipt, and 5) we have the right to payment for the parcel.

Judgment is also required in identifying the performance obligations for our concentrate sales. Most of our concentrate sales involve “frame contracts” with smelters that can cover multiple years and specify certain terms under which individual parcels of concentrates are sold. However, some terms are not specified in the frame contracts and/or can be renegotiated as part of annual amendments to the frame contract. We have determined parcel shipments represent individual performance obligations satisfied at a point in time when control of the shipment is transferred to the customer.

The consideration we receive for our concentrate sales fluctuates due to changes in metals prices between the time of shipment and their final settlement. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement with the customer. Also, it is unlikely a significant reversal of revenue for any one concentrate parcel will occur. As such, we use the expected value method to price the parcels until the final settlement date occurs, at which time the final transaction price is known. At June 30, 2018, metals contained in concentrates and exposed to future price changes totaled 1.2 million ounces of silver, 5,842 ounces of gold, 11,696 tons of zinc, and 2,792 tons of lead.  However, as discussed in Note 11, we seek to mitigate the risk of negative price adjustments by using financially-settled forward contracts for some of our sales.

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

Sales of metal concentrates and metal products are made principally to custom smelters, brokers and metals traders. The percentage of sales contributed by each segment is reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Greens Creek	51%	53%	49%	47%
Lucky Friday	2%	—%	3%	7%
Casa Berardi	38%	33%	39%	31%
San Sebastian	9%	14%	9%	15%
	100%	100%	100%	100%

Sales of products by metal for the three- and six-month periods ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Silver	$38,425	$46,077	$73,647	$97,434
Gold	77,635	66,975	150,679	129,676
Lead	10,690	8,101	19,917	21,720
Zinc	27,614	20,500	57,723	50,365
Less: Smelter and refining charges	(7,105)	(7,374)	(14,998)	(22,372)
	$147,259	$134,279	$286,968	$276,823

The following is sales information by geographic area based on the location of smelters and brokers (for concentrate shipments) and location of parent companies (for doré sales to metals traders) for the three- and six-month periods ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Canada	$94,524	$83,215	$183,192	$183,434
Korea	41,537	18,972	74,240	47,943
Japan	3,897	11,804	17,670	24,094
China	198	15,401	67	15,352
United States	4,407	4,080	8,488	9,285
Total, excluding gains/losses on forward contracts	$144,563	$133,472	$283,657	$280,108

Sales by significant product type for the three- and six-month periods ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Doré and metals from doré	$75,526	$67,533	$149,018	$136,513
Lead concentrate	42,149	44,087	76,483	93,004
Zinc concentrate	22,579	16,344	48,231	40,562
Bulk concentrate	4,309	5,508	9,925	10,029
Total, excluding gains/losses on forward contracts	$144,563	$133,472	$283,657	$280,108

Sales of products for the three- and six-month periods ended June 30, 2018 included net gains of $2.7 million and $3.3 million, respectively, on financially-settled forward contracts for silver, gold, lead and zinc contained in our concentrate sales. Sales of products for the three- and six-month periods ended June 30, 2017 included net gains of $0.8 million and net losses of $3.2 million, respectively, on the forward contracts. See Note 11 for more information.

Sales of products to significant customers as a percentage of total sales were as follows for the three- and six-month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

CIBC	28%	23%	38%	24%
Scotia	18%	23%	10%	22%
Korea Zinc	28%	14%	26%	17%
Teck Metals Ltd.	17%	15%	11%	15%
Trafigura	—%	12%	—%	6%

Our trade accounts receivable balance related to contracts with customers was $9.7 million at June 30, 2018 and $14.8 million at December 31, 2017, and included no allowance for doubtful accounts.

We have determined our contracts do not include a significant financing component. For doré sales and sales of metal from doré, payment is received at the time the performance obligation is satisfied. The amount of consideration for concentrate sales is variable, and we receive payment for a significant portion of the estimated value of concentrate parcels within a relatively short period of time after the performance obligation is satisfied.

We do not incur significant costs to obtain contracts, nor costs to fulfill contracts which are not addressed by other accounting standards. Therefore, we have not recognized an asset for such costs as of June 30, 2018 or December 31, 2017.

The sales and income (loss) from operations amounts reported above include results from our Lucky Friday segment. The Lucky Friday mine is our only operation where some of our employees are subject to a collective bargaining agreement, and the most recent agreement expired on April 30, 2016. On February 19, 2017, the unionized employees voted against our contract offer, and on March 13, 2017 went on strike and have been on strike since that time. Production at Lucky Friday was suspended from the start of the strike until July 2017, when limited production resumed. For the first six months of 2018 and 2017, suspension costs not related to production of $9.4 million and $7.6 million, respectively, along with $2.4 million and $2.0 million, respectively, in non-cash depreciation expense, are reported in a separate line item on our consolidated statements of operations. We cannot predict how long the strike will last or whether an agreement will be reached. As a result of the strike or other related events, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations. If the strike continues for a further extended period or it is determined an eventual resolution is unlikely, it may be appropriate in the future to review the carrying value of properties, plants, equipment and mineral interests at Lucky Friday. Under such review, if estimated undiscounted cash flows from Lucky Friday were less than its carrying value, an impairment loss would be recognized for the difference between the carrying value and the estimated fair value. The carrying value of properties, plants, equipment and mineral interests at Lucky Friday as of June 30, 2018 was approximately $428.1 million. However, Lucky Friday has significant identified reserves and mineralized material and a current estimated mine life of approximately 22 years.

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

Note 7.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
Service cost	$1,252	$1,196
Interest cost	1,377	1,339
Expected return on plan assets	(1,634)	(1,462)
Amortization of prior service cost	15	(84)
Amortization of net loss	931	1,033
Net periodic pension cost	$1,941	$2,022

	Six Months Ended June 30,
	2018	2017
Service cost	$2,504	$2,392
Interest cost	2,754	2,678
Expected return on plan assets	(3,268)	(2,924)
Amortization of prior service cost	30	(168)
Amortization of net (gain) loss	1,862	2,066
Net periodic pension cost	$3,882	$4,044

For the three- and six-month periods ended June 30, 2018, the service cost component of net periodic pension cost is included in the same line items of our condensed consolidated financial statements as other employee compensation costs, and the net expense of $0.7 million and $1.4 million, respectively, related to all other components of net periodic pension cost is included in other (expense) income on our condensed consolidated statements of operations and comprehensive income (loss). For the three- and six-month periods ended June 30, 2017, all components of net periodic pension cost are included in the same line items of our condensed consolidated financial statements as other employee compensation costs.

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

In June 2018, the Board of Directors granted the following restricted stock unit awards to employees resulting in a total expense of $5.6 million:

•	1,322,461 restricted stock units, with one third of those vesting in June 2019, one third vesting in June 2020, and one third vesting in June 2021;
•	96,604 restricted stock units, with one half of those vesting in June 2019 and one-half vesting in June 2020; and
•	28,721 restricted stock units that vest in June 2019.

An expense of $2.0 million related to the unit awards discussed above vesting in 2019 will be recognized on a straight-line basis over the twelve months following the date of the award. An expense of $1.9 million related to the unit awards discussed above vesting in 2020 will be recognized on a straight-line basis over the twenty-four months following the date of the award. An expense of $1.7 million related to the unit awards discussed above vesting in 2021 will be recognized on a straight-line basis over the thirty-six-month period following the date of the award.

In June 2018, the Board of Directors granted performance-based share awards to certain executive employees. The value of the awards will be based on the ranking of the market performance of our common stock relative to the performance of the common stock of a group of peer companies over the three-year measurement period ending December 31, 2020. The number of shares to be issued will be based on the value of the awards divided by the share price at grant date. The expense related to the performance-based awards will be recognized on a straight-line base over the thirty months following the date of the award.

Stock-based compensation expense for restricted stock unit and performance-based grants to employees and shares issued to nonemployee directors recorded in the first six months of 2018 totaled $2.4 million, compared to $2.8 million in the same period last year.

In connection with the vesting of restricted stock units and other stock grants, employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations and pays the obligations in cash.  As a result, in the first six months of 2018 we withheld 697,341 shares valued at approximately $2.7 million, or approximately $3.86 per share. In the first six months of 2017 we withheld 488,634 shares valued at approximately $2.5 million, or approximately $5.06 per share.

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

On August 8, 2018, our Board of Directors declared a common stock dividend, pursuant to the minimum annual dividend component of the policy described above, of $0.0025 per share, for a total dividend of approximately $1.0 million payable in September 2018. Because the average realized silver price for the second quarter of 2018 was $16.61 per ounce, below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 23, 2016, we may issue and sell shares of our common stock from time to time through ordinary broker transactions having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. The terms of sales transactions under the agreement, including trading day(s), number of shares sold in the aggregate, number of shares sold per trading day, and the floor selling price per share, are proposed by us to the sales agent. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. The shares issued under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to our shelf registration statement on Form S-3, which was filed with the SEC on February 23, 2016. As of June 30, 2018, we had sold 4,608,847 shares under the agreement for total proceeds of approximately $17.7 million, net of commissions of approximately $0.4 million. No shares were sold under the agreement during the first six months of 2018.

Common Stock Repurchase Program

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of June 30, 2018, 934,100 shares have been purchased at an average price of $3.99 per share, leaving approximately 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at August 7, 2018, was $2.92 per share.

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

The Senior Notes are recorded net of a 2% initial purchaser discount totaling $10 million at the time of the April 2013 issuance and having an unamortized balance of $3.6 million as of June 30, 2018. The Senior Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for.  Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. During the six months ended June 30, 2018 and 2017, interest expense related to the Senior Notes and amortization of the initial purchaser discount and fees related to the issuance of the Senior Notes totaled $18.1 million and $17.2 million, respectively. The interest expense related to the Senior Notes for the six months ended June 30, 2017 was net of $0.9 million in capitalized interest, primarily related to the #4 Shaft project at our Lucky Friday unit which was completed in January 2017. Interest expense for the six months ended June 30, 2017 also included $1.1 million in costs related to our private offering of new Senior Notes in June 2017 and concurrent tender offer to purchase our existing Senior Notes, which were not completed.

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

Ressources Québec Notes

On March 5, 2018, we entered into a note purchase agreement pursuant to which we issued CAD$40 million (approximately USD$30.8 million at the time of the transaction) in aggregate principal amount of our Series 2018-A Senior Notes due May 1, 2021 (the “RQ Notes”) to Ressources Québec, a subsidiary of Investissment Québec, a financing arm of the Québec government. The RQ Notes were issued at a discount of 0.58%, or CAD$0.2 million, and bear interest at a rate of 4.68% per year, payable on May 1 and November 1 of each year, commencing May 1, 2018. The RQ Notes are senior and unsecured and are pari passu in all material respects with the Senior Notes, including with respect to guarantees of the RQ Notes by certain of our subsidiaries. The net proceeds from the RQ Notes are required to be used for development and expansion of our Casa Berardi mine. During the six months ended June 30, 2018, interest expense related to the RQ Notes, including discount and origination fees, totaled $0.7 million.

Credit Facilities

In May 2016, we entered into a $100 million senior secured revolving credit facility with a three-year term, which was amended in July 2017 to extend the term until July 14, 2020. The credit facility is collateralized by the shares of common stock held in our material domestic subsidiaries and by our joint venture interests in the Greens Creek mine, all of our rights and interests in the joint venture agreement, and all of our rights and interests in the assets of the joint venture.  Below is information on the interest rates, standby fee, and financial covenant terms under our credit facility in place as of June 30, 2018:

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

We are also able to obtain letters of credit under the facility, and for any such letters we are required to pay a participation fee of between 2.25% and 3.25% based on our total leverage ratio, as well as a fronting fee to each issuing bank of 0.20% annually on the average daily dollar amount of any outstanding letters of credit. There were $3.0 million in letters of credit outstanding as of June 30, 2018.

We believe we were in compliance with all covenants under the credit agreement and no amounts were outstanding as of June 30, 2018.  With the exception of the $3.0 million in letters of credit outstanding, we had not drawn funds on the revolving credit facility as of June 30, 2018. However, as discussed in Note 13, we entered into a $200 million revolving credit facility in July 2018, which we expect to be increased to $250 million upon meeting certain conditions, and have drawn $47.0 million on the facility which is outstanding as of the filing date of this report.

Capital Leases

We have entered into various lease agreements, primarily for equipment at our Greens Creek, Lucky Friday, and Casa Berardi units, which we have determined to be capital leases.  At June 30, 2018, the total liability balance associated with capital leases, including certain purchase option amounts, was $14.8 million, with $6.0 million of the liability classified as current and the remaining $8.8 million classified as non-current. At December 31, 2017, the total liability balance associated with capital leases was $11.8 million, with $5.6 million of the liability classified as current and $6.2 million classified as non-current. The total obligation for future minimum lease payments was $15.8 million at June 30, 2018, with $1.0 million attributed to interest.

At June 30, 2018, the annual maturities of capital lease commitments, including interest, are (in thousands):

Twelve-month period ending June 30,
2019	$6,558
2020	4,368
2021	3,249
2022	1,640
Total	15,815
Less: imputed interest	(1,044)
Net capital lease obligation	$14,771

Note 10.    Developments in Accounting Pronouncements

Accounting Standards Updates Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall. The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 deferred the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. We adopted ASU No. 2014-09 as of January 1, 2018 using the modified-retrospective transition approach. The impact of adoption of the update to our consolidated financial statements for the six months ended June 30, 2017 would have been a reclassification of $1.1 million in doré refining costs from sales of products to cost of sales and other direct production costs.

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

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We adopted this update as of January 1, 2018. Cash, cash equivalents, and restricted cash and cash equivalents on the condensed consolidated statement of cash flows includes restricted cash and cash equivalents of $1.0 million as of June 30, 2018 and December 31, 2017, $1.1 million as of June 30, 2017 and $2.2 million as of December 31, 2016, as well as amounts previously reported for cash and cash equivalents.

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

Note 11.    Derivative Instruments

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi and San Sebastian mines are U.S. dollar ("USD")-functional entities which routinely incur expenses denominated in Canadian dollars ("CAD") and Mexican pesos ("MXN"), and such expenses expose us to exchange rate fluctuations between the USD and CAD and MXN. In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a program to manage our exposure to the impact of fluctuations in the exchange rate between the USD and MXN on our future operating costs denominated in MXN. The programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of June 30, 2018, we have 107 forward contracts outstanding to buy CAD$256.0 million having a notational amount of US$198.0 million, and 33 forward contracts outstanding to buy MXN$226.3 million having a notional amount of USD$11.3 million. The CAD contracts are related to forecasted cash operating costs at Casa Berardi to be incurred from 2018 through 2021 and have USD-to-CAD exchange rates ranging between 1.2729 and 1.3335. The MXN contracts are related to forecasted cash operating costs at San Sebastian for 2018 through 2020 and have MXN-to-USD exchange rates ranging between 19.4000 and 20.8550. Our risk management policy provides for up to 75% of our planned cost exposure for five years into the future to be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of June 30, 2018, we recorded the following balances for the fair value of the contracts:

•	a current asset of $0.1 million, which is included in other current assets;
•	a non-current asset of $0.1 million, which is included in other non-current assets;
•	a current liability of $1.4 million, which is included in other current liabilities; and
•	a non-current liability of $1.0 million, which is included in other non-current liabilities.

Net unrealized losses of approximately $2.2 million related to the effective portion of the hedges were included in accumulated other comprehensive loss as of June 30, 2018, and are net of deferred taxes. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $1.3 million in net unrealized losses included in accumulated other comprehensive loss as of June 30, 2018 would be reclassified to current earnings in the next twelve months. Net realized gains of approximately $0.4 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the six months ended June 30, 2018. Net unrealized gains of approximately $10 thousand related to ineffectiveness of the hedges were included in current earnings for the six months ended June 30, 2018.

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

As of June 30, 2018, we recorded the following balances for the fair value of the contracts:

•	a current asset of $2.4 million, which is included in other current assets and is net of $1.2 million for contracts in a fair value current liability position; and
•	a non-current asset of $12.3 million, which is included in other non-current assets and is net of $0.2 million for contracts in a fair value non-current liability position.

We recognized a $3.3 million net gain during the first six months of 2018 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net gain recognized on the contracts offsets losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $20.8 million net gain during the first half of 2018 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net gain for the first half of 2018 is the result of decreasing zinc and lead prices. This program, when utilized, is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below). When those prices increase compared to the contracts, we incur losses on the contracts.

The following tables summarize the quantities of metals committed under forward sales contracts at June 30, 2018 and December 31, 2017:

June 30, 2018	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2018 settlements	1,114	5	20,889	4,960	$16.50	$1,298	$1.38	$1.07
Contracts on forecasted sales
2018 settlements	—	—	9,039	5,787	N/A	N/A	$1.34	$1.09
2019 settlements	—	—	48,502	20,283	N/A	N/A	$1.40	$1.10
2020 settlements	—	—	42,329	19,401	N/A	N/A	$1.40	$1.13
2021 settlements	—	—	—	4,409	N/A	N/A	N/A	$1.07

December 31, 2017	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2018 settlements	1,447	5	21,550	4,740	$16.64	$1,279	$1.45	$1.11
Contracts on forecasted sales
2018 settlements	—	—	32,187	16,645	N/A	N/A	$1.29	$1.06
2019 settlements	—	—	23,589	18,078	N/A	N/A	$1.33	$1.09
2020 settlements	—	—	3,307	2,866	N/A	N/A	$1.27	$1.08

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our revolving credit agreement would cause a default under the derivative contract. As of June 30, 2018, we have not posted any collateral related to these agreements. The fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.7 million as of June 30, 2018. If we were in breach of any of these provisions at June 30, 2018, we could have been required to settle our obligations under the agreements at their termination value of $3.7 million.

Note 12.    Fair Value Measurement

The table below sets forth our assets and liabilities that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category (in thousands).

Description	Balance at June 30, 2018	Balance at December 31, 2017	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$239,722	$186,107	Level 1
Available for sale securities:
Debt securities - municipal and corporate bonds	5,556	33,758	Level 2
Equity securities – mining industry	7,449	7,561	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	9,717	14,805	Level 2
Restricted cash balances:
Certificates of deposit and other deposits	1,005	1,032	Level 1
Derivative contracts:
Foreign exchange contracts	172	4,943	Level 2
Metal forward contracts	14,705	—	Level 2
Total assets	$278,326	$248,206

Liabilities:
Derivative contracts:
Foreign exchange contracts	$2,330	$—	Level 2
Metal forward contracts	—	15,531	Level 2
Total Liabilities	$2,330	$15,531

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

Our Senior Notes, which were recorded at their carrying value of $502.9 million, net of unamortized initial purchaser discount at June 30, 2018 of $3.6 million, had a fair value of $511.8 million at June 30, 2018. Quoted market prices, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. See Note 9 for more information.

Note 13. Subsequent Events

Acquisition of Klondex Mines Ltd.

On July 20, 2018, we acquired all of the issued and outstanding common shares of Klondex Mines Ltd. ("Klondex") for consideration valued at $2.24 per Klondex share (the "Arrangement"). Under the terms of the Arrangement, each holder of Klondex common shares had the option to receive either (i) $2.47 in cash (the “Cash Alternative”), (ii) 0.6272 of a Hecla share per Klondex share (the “Share Alternative”), or (iii) US$0.8411 in cash and 0.4136 of a Hecla share per Klondex share (the “Combined Alternative”), subject in the case of the Cash Alternative and the Share Alternative to pro-ration based on a maximum cash consideration of $153.2 million and a maximum number of Hecla shares issued of 75,276,176. Klondex shareholders also received shares of a newly formed company which holds the Canadian assets of Klondex. Klondex had 180,499,319 issued and outstanding common shares prior to consummation of the Arrangement. An additional 1,549,626 Klondex common shares were issued immediately prior to consummation of the Arrangement related to conversion of in-the-money Klondex share options and certain outstanding restricted share units, resulting in a total of 182,048,945 issued and outstanding Klondex common shares at the time of consummation of the Arrangement. In connection with the Arrangement, we also issued an aggregate of 4,136,000 warrants to purchase one share of our common stock (“Hecla Warrants”) to holders of warrants to purchase Klondex’s common stock. An aggregate of 2,068,000 Hecla Warrants have an exercise price of $8.02 and expire in April 2032. An aggregate of 2,068,000 Hecla Warrants have an exercise price of $1.57 and expire in February 2029. In addition, we settled share-based payment awards held by Klondex directors and employees for cash of $2.0 million. Consideration transferred to consummate the Arrangement was comprised of total cash paid by us of $155.2 million, issuance of 75,276,176 shares of our common stock valued at $242.4 million, and issuance of the Hecla Warrants valued at $10.1 million, for total estimated consideration of $407.7 million. The calculation of consideration is preliminary and subject to change upon completion of the detailed valuation of assets acquired and liabilities assumed through the Arrangement.

Under the Arrangement, we also subscribed for $7.0 million of common shares of a new company which holds the Canadian assets previously owned by Klondex.

Revolving Credit Facility

On July 16, 2018, we entered into a $200 million senior secured revolving credit facility which replaced our previous $100 million credit facility and has a term ending on June 14, 2022, provided, however, that if we do not refinance our outstanding Senior Notes due May 1, 2021 by November 1, 2020, the term of the credit facility ends on November 1, 2020. We expect the credit facility to increase to $250 million upon meeting certain conditions, including adding certain subsidiaries of Klondex as borrowers under the credit facility and pledging the assets of those subsidiaries as additional collateral under the credit facility. The credit facility is collateralized by the shares of common stock held in our material domestic subsidiaries and by our joint venture interests in the Greens Creek mine, all of our rights and interests in the joint venture agreement, and all of our rights and interests in the assets of the joint venture.  Below is information on the interest rates, standby fee, and financial covenant terms under our current credit facility:

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

(1) The leverage ratio will change to 4.50:1 from September 30, 2018 to December 31, 2019, and will revert back to 4.00:1 effective January 1, 2020.

Since entering into the new credit facility we have drawn funds totaling $47.0 million, which is outstanding as of the filing date of this report. Interest on borrowings on the credit facility is payable on March 31, June 30, September 30, and December 31 of each year. We are also able to obtain letters of credit under the facility, and for any such letters we are required to pay a participation fee of between 2.25% and 3.25% based on our total leverage ratio, as well as a fronting fee to each issuing bank of 0.20% annually on the average daily dollar amount of any outstanding letters of credit. There were $3.0 million in letters of credit outstanding as of the filing date of this report.

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

Unaudited Interim Condensed Consolidating Balance Sheets

	As of June 30, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$163,357	$24,387	$51,978	$—	$239,722
Other current assets	18,609	44,279	49,822	(70)	112,640
Properties, plants, and equipment - net	1,927	1,246,318	758,347	—	2,006,592
Intercompany receivable (payable)	281,519	(145,439)	(332,954)	196,874	—
Investments in subsidiaries	1,379,384	—	—	(1,379,384)	—
Other non-current assets	23,669	8,357	8,296	(6,682)	33,640
Total assets	$1,868,465	$1,177,902	$535,489	$(1,189,262)	$2,392,594
Liabilities and Stockholders' Equity
Current liabilities	$(212,784)	$77,213	$39,180	$201,724	$105,333
Long-term debt	533,230	5,825	2,932	—	541,987
Non-current portion of accrued reclamation	—	66,157	11,945	—	78,102
Non-current deferred tax liability	—	11,916	112,148	(11,602)	112,462
Other non-current liabilities	46,720	5,584	1,107	—	53,411
Stockholders' equity	1,501,299	1,011,207	368,177	(1,379,384)	1,501,299
Total liabilities and stockholders' equity	$1,868,465	$1,177,902	$535,489	$(1,189,262)	$2,392,594

	As of December 31, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$103,878	$31,016	$51,213	$—	$186,107
Other current assets	47,555	47,608	39,630	(575)	134,218
Properties, plants, and equipment - net	1,946	1,244,161	773,914	—	2,020,021
Intercompany receivable (payable)	287,310	(177,438)	(341,182)	231,310	—
Investments in subsidiaries	1,358,025	—	—	(1,358,025)	—
Other non-current assets	14,409	7,289	9,283	(6,370)	24,611
Total assets	$1,813,123	$1,152,636	$532,858	$(1,133,660)	$2,364,957
Liabilities and Stockholders' Equity
Current liabilities	$(226,576)	$66,550	$37,671	$234,485	$112,130
Long-term debt	502,229	2,303	3,890	—	508,422
Non-current portion of accrued reclamation	—	67,565	11,801	—	79,366
Non-current deferred tax liability	—	10,120	121,546	(10,120)	121,546
Other non-current liabilities	53,588	5,185	838	—	59,611
Stockholders' equity	1,483,882	1,000,913	357,112	(1,358,025)	1,483,882
Total liabilities and stockholders' equity	$1,813,123	$1,152,636	$532,858	$(1,133,660)	$2,364,957

Unaudited Interim Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$2,697	$75,197	$69,365	$—	$147,259
Cost of sales	(73)	(37,489)	(42,878)	—	(80,440)
Depreciation, depletion, amortization	—	(11,996)	(19,821)	—	(31,817)
General and administrative	(4,615)	(4,602)	(570)	—	(9,787)
Exploration and pre-development	(72)	(3,064)	(6,117)	—	(9,253)
Research and development	—	(1,579)	(758)	—	(2,337)
Gain on derivative contracts	16,804	—	—	—	16,804
Acquisition costs	(940)	(68)	(2)	—	(1,010)
Foreign exchange gain (loss)	(5,731)	(74)	8,281	—	2,476
Lucky Friday suspension-related costs	—	(6,801)	—	—	(6,801)
Equity in earnings of subsidiaries	5,745	—	—	(5,745)	—
Other expense	(1,741)	(1,616)	(5,522)	(3,714)	(12,593)
Income (loss) before income taxes	12,074	7,908	1,978	(9,459)	12,501
(Provision) benefit from income taxes	—	(3,715)	(426)	3,714	(427)
Net income (loss)	12,074	4,193	1,552	(5,745)	12,074
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common stockholders	11,936	4,193	1,552	(5,745)	11,936
Net income (loss)	12,074	4,193	1,552	(5,745)	12,074
Changes in comprehensive income (loss)	(5,162)	—	—	—	(5,162)
Comprehensive income (loss)	$6,912	$4,193	$1,552	$(5,745)	$6,912

	Six Months Ended June 30, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$3,312	$145,408	$138,248	$—	$286,968
Cost of sales	402	(72,190)	(81,521)	—	(153,309)
Depreciation, depletion, amortization	—	(23,256)	(36,615)	—	(59,871)
General and administrative	(8,448)	(8,050)	(1,024)	—	(17,522)
Exploration and pre-development	(127)	(5,003)	(12,488)	—	(17,618)
Research and development	—	(2,061)	(1,712)	—	(3,773)
Loss on derivative contracts	20,811	—	—	—	20,811
Acquisition costs	(3,300)	(68)	(149)	—	(3,517)
Foreign exchange gain (loss)	(14,435)	(74)	19,577	—	5,068
Lucky Friday suspension-related costs	—	(11,818)	—	—	(11,818)
Equity in earnings of subsidiaries	23,513	—	—	(23,513)	—
Other expense	(1,414)	(3,393)	(9,901)	(9,202)	(23,910)
Income (loss) before income taxes	20,314	19,495	14,415	(32,715)	21,509
(Provision) benefit from income taxes	—	(9,203)	(1,194)	9,202	(1,195)
Net income (loss)	20,314	10,292	13,221	(23,513)	20,314
Preferred stock dividends	(276)	—	—	—	(276)
Income (loss) applicable to common stockholders	20,038	10,292	13,221	(23,513)	20,038
Net income (loss)	20,314	10,292	13,221	(23,513)	20,314
Changes in comprehensive income (loss)	(7,266)	—	38	(38)	(7,266)
Comprehensive income (loss)	$13,048	$10,292	$13,259	$(23,551)	$13,048

	Three Months Ended June 30, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$807	$70,344	$63,128	$—	$134,279
Cost of sales	(186)	(40,816)	(36,501)	—	(77,503)
Depreciation, depletion, amortization	—	(13,502)	(12,067)	—	(25,569)
General and administrative	(5,721)	(4,094)	(494)	—	(10,309)
Exploration and pre-development	(66)	(2,496)	(4,343)	—	(6,905)
Research and development	—	(312)	—	—	(312)
Gain on derivative contracts	2,487	—	—	—	2,487
Foreign exchange gain (loss)	7,666	1	(11,550)	—	(3,883)
Lucky Friday suspension costs	—	(8,024)	—	—	(8,024)
Equity in earnings of subsidiaries	(2,355)	—	—	2,355	—
Other (expense) income	(29,115)	(1,557)	(2,400)	20,890	(12,182)
Income (loss) before income taxes	(26,483)	(456)	(4,227)	23,245	(7,921)
(Provision) benefit from income taxes	—	1,068	3,727	(20,890)	(16,095)
Net income (loss)	(26,483)	612	(500)	2,355	(24,016)
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common stockholders	(26,621)	612	(500)	2,355	(24,154)
Net income (loss)	(26,483)	612	(500)	2,355	(24,016)
Changes in comprehensive income (loss)	2,878	—	847	(847)	2,878
Comprehensive income (loss)	$(23,605)	$612	$347	$1,508	$(21,138)

	Six Months Ended June 30, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(3,286)	$153,297	$126,812	$—	$276,823
Cost of sales	(334)	(83,588)	(72,257)	—	(156,179)
Depreciation, depletion, amortization	—	(29,268)	(25,253)	—	(54,521)
General and administrative	(12,190)	(6,413)	(912)	—	(19,515)
Exploration and pre-development	(310)	(4,397)	(7,964)	—	(12,671)
Research and development	—	(995)	—	—	(995)
Loss on derivative contracts	(5,322)	—	—	—	(5,322)
Foreign exchange gain (loss)	10,133	(43)	(16,235)	—	(6,145)
Lucky Friday suspension costs	—	(9,605)	—	—	(9,605)
Equity in earnings of subsidiaries	346	—	—	(346)	—
Other (expense) income	13,781	(2,409)	(9,470)	(23,930)	(22,028)
Income (loss) before income taxes	2,818	16,579	(5,279)	(24,276)	(10,158)
(Provision) benefit from income taxes	—	(7,901)	(3,053)	23,930	12,976
Net income (loss)	2,818	8,678	(8,332)	(346)	2,818
Preferred stock dividends	(276)	—	—	—	(276)
Income (loss) applicable to common stockholders	2,542	8,678	(8,332)	(346)	2,542
Net income (loss)	2,818	8,678	(8,332)	(346)	2,818
Changes in comprehensive income (loss)	6,082	—	758	(758)	6,082
Comprehensive income (loss)	$8,900	$8,678	$(7,574)	$(1,104)	$8,900

Unaudited Interim Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$27,981	$60,805	$2,166	$(43,934)	$47,018
Cash flows from investing activities:
Additions to properties, plants, and equipment	—	(25,454)	(17,850)	—	(43,304)
Other investing activities, net	6,294	44	420	21,359	28,117
Cash flows from financing activities:
Dividends paid to stockholders	(2,276)	—	—	—	(2,276)
Issuance of debt	31,024	—	—	—	31,024
Payments on debt	—	(1,393)	(2,369)	—	(3,762)
Other financing activity	(3,544)	(40,658)	18,930	22,575	(2,697)
Effect of exchange rate changes on cash	—	—	(532)	—	(532)
Changes in cash, cash equivalents and restricted cash and cash equivalents	59,479	(6,656)	765	—	53,588
Beginning cash, cash equivalents and restricted cash and cash equivalents	103,878	32,048	51,213	—	187,139
Ending cash, cash equivalents and restricted cash and cash equivalents	$163,357	$25,392	$51,978	$—	$240,727

	Six Months Ended June 30, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$9,131	$13,792	$10,757	$12,141	$45,821
Cash flows from investing activities:
Additions to properties, plants, and equipment	—	(19,132)	(26,832)		(45,964)
Other investing activities, net	(8,500)	164	(22)	(424)	(8,782)
Cash flows from financing activities:
Dividends paid to stockholders	(2,257)	—	—		(2,257)
Payments on debt	—	(3,044)	(671)		(3,715)
Other financing activity	(11,169)	9,501	20,430	(11,717)	7,045
Effect of exchange rate changes on cash	—	—	1,086	—	1,086
Changes in cash, cash equivalents and restricted cash and cash equivalents	(12,795)	1,281	4,748	—	(6,766)
Beginning cash, cash equivalents and restricted cash and cash equivalents	113,275	26,588	32,114	—	171,977
Ending cash, cash equivalents and restricted cash and cash equivalents	$100,480	$27,869	$36,862	$—	$165,211

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A. – Business – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2017, as updated in Part II, Item 1A – Risk Factors in our quarterly report on Form 10-Q for the quarter ended March 31, 2018. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Hecla Mining Company and our subsidiaries have provided precious and base metals to the U.S. and worldwide since 1891. We discover, acquire, develop, and produce silver, gold, lead and zinc.

We produce lead, zinc and bulk concentrates, which we sell to custom smelters and brokers, and unrefined doré containing gold and silver, which is further refined before sale to precious metals traders.  We are organized into four segments that encompass our operating and development units:  Greens Creek, Lucky Friday, Casa Berardi, and San Sebastian. The map below shows the locations of our operating units and our exploration and pre-development projects, as well as our corporate offices located in Coeur d'Alene, Idaho and Vancouver, British Columbia.

Our current business strategy is to focus our financial and human resources in the following areas:

•	operating our properties safely, in an environmentally responsible manner, and cost-effectively;
•

fully integrating the acquisition in July 2018 of Klondex Mines Ltd. ("Klondex") discussed further below, which gives us ownership of three operating mines and other mineral interests in northern Nevada;

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

•

maintaining and investing in exploration and pre-development projects in the vicinities of seven mining districts and projects, most of which we believe to be under-explored and under-invested: North Idaho's Silver Valley in the historic Coeur d'Alene Mining District; our Greens Creek unit on Alaska's Admiralty Island located near Juneau; the silver-producing district near Durango, Mexico; the Abitibi region of northwestern Quebec, Canada; our newly-acquired projects in northern Nevada; the Rock Creek and Montanore projects in northwestern Montana; and the Creede district of southwestern Colorado; and

•	continuing to seek opportunities to acquire or invest in mining properties and companies.

A number of key factors may impact the execution of our strategy, including regulatory issues and metals prices. Metals prices can be very volatile. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control. Average market prices of gold, lead, and zinc in the first six months of 2018 were higher than their levels from the comparable period last year, with the average silver price lower, as illustrated by the table in Results of Operations below. While we believe current global economic and industrial trends could result in continued demand for the metals we produce, prices have been volatile and there can be no assurance that current prices will continue.

The total principal amount of our Senior Notes due May 1, 2021 is $506.5 million and they bear interest at a rate of 6.875% per year. The net proceeds from the Senior Notes were primarily used for the acquisition of Aurizon in June 2013. In addition, in March 2018 we entered into a note purchase agreement pursuant to which we issued CAD$40 million (approximately USD$30.8 million at the time of the transaction) in aggregate principal amount of our Series 2018-A Senior Notes due May 1, 2021 (the “RQ Notes”) to Ressources Québec which have an annual coupon rate of 4.68%. The net proceeds from the RQ Notes are required to be used for development and expansion of our Casa Berardi unit. Also, we have drawn funds totaling $47.0 million on our revolving credit facility. See Note 9 and Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our debt arrangements. As discussed in the Financial Liquidity and Capital Resources section below, we believe that we will be able to meet the obligations associated with the Senior Notes, RQ Notes, and revolving credit facility; however, a number of factors could impact our ability to meet the debt obligations and fund our other projects.

On July 20, 2018, we completed the acquisition of all of the issued and outstanding common shares of Klondex for total consideration valued at approximately $407.7 million at the time of consummation of the acquisition. See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. As a result of the acquisition, we own 100% of three producing gold mines, along with interests in various gold exploration properties in northern Nevada. The acquisition is expected to increase our annual gold production, gives us ownership of operating gold mines and identified gold reserves and other mineralized material, and provides access to a large land package with known mineralization. We are faced with the challenge of integrating the acquisition and assuming operating responsibility for Klondex's mines and other operations. See Part II, Item 1A – Risk Factors – Operating, Development, Exploration and Acquisition Risks in our quarterly report filed on Form 10-Q for the quarter ended March 31, 2018 for risks associated with our acquisition of Klondex.

On June 15, 2015, we completed the acquisition of Revett, giving us 100% ownership of the Rock Creek project, a significant undeveloped silver and copper deposit in northwestern Montana. In addition, on September 13, 2016, we completed the acquisition of Mines Management, giving us 100% ownership of the Montanore project, another significant undeveloped silver and copper deposit located approximately 10 miles from our Rock Creek project. Development of Rock Creek and Montanore has been challenged by non-governmental organizations and governmental agencies at various times, and there can be no assurance that we will be able to obtain the permits required to develop these projects. See Part II, Item 1A – Risk Factors for more information.

As further discussed in the Lucky Friday Segment section below, the union employees at Lucky Friday have been on strike since March 13, 2017. Production at Lucky Friday was suspended from the start of the strike until July 2017, with limited production by salaried employees commencing at that time. We cannot predict how long the strike will last or whether an agreement will be reached. We expect cash expenditures of about $1.5 million to $2.0 million per month to advance engineering and infrastructure for the restart of full production, in addition to costs related to limited interim production. As a result of the strike or other related events, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations.

We strive to achieve excellent mine safety and health performance. We seek to implement this goal by: training employees in safe work practices; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; involving employees in the establishment of safety standards; and participating in the National Mining Association’s CORESafety program. We attempt to implement reasonable best practices with respect to mine safety and emergency preparedness. We work with the Mine Safety and Health Administration (“MSHA”) to address issues outlined in investigations and inspections and continue to evaluate our safety practices.

Another challenge for us is the risk associated with environmental litigation and ongoing reclamation activities. As described in Part I, Item 1A – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2017 and Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited), it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans.  We are involved in various environmental legal matters and the estimate of our environmental liabilities and liquidity needs, as well as our strategic plans, may be significantly impacted as a result of these matters or new matters that may arise. We strive to ensure that our activities are conducted in compliance with applicable laws and regulations and attempt to resolve environmental litigation on as favorable terms as possible.

Results of Operations

Sales of products by metal for the three- and six-month periods ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Silver	$38,425	$46,077	$73,647	$97,434
Gold	77,635	66,975	150,679	129,676
Lead	10,690	8,101	19,917	21,720
Zinc	27,614	20,500	57,723	50,365
Less: smelter charges	(7,105)	(7,374)	(14,998)	(22,372)
Sales of products	$147,259	$134,279	$286,968	$276,823

The fluctuations in sales for the second quarter and first six months of 2018 compared to the same periods of 2017 were primarily due to:

•

Higher quantities of gold, zinc and lead sold, partially offset by lower silver volume, in the second quarter of 2018. Silver, zinc and lead sales volumes were lower in the first half of 2018, with gold volume higher, compared to the first half of 2017. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, and The San Sebastian Segment sections below for more information on metal production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Silver -	Ounces produced	2,596,423	2,807,474	5,130,518	6,176,901
	Payable ounces sold	2,313,753	2,688,721	4,405,217	5,557,835
Gold -	Ounces produced	60,313	52,561	118,121	108,674
	Payable ounces sold	59,643	53,170	114,482	104,541
Lead -	Tons produced	5,522	4,420	11,149	13,056
	Payable tons sold	4,745	4,250	8,613	10,676
Zinc -	Tons produced	14,299	12,966	29,510	28,503
	Payable tons sold	10,686	8,978	20,790	20,825

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

•	Higher average realized prices for gold, lead and zinc, and lower average realized prices for silver. These price variances are illustrated in the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Silver –	London PM Fix ($/ounce)	$16.53	$17.26	$16.65	$17.34
	Realized price per ounce	$16.61	$17.14	$16.72	$17.53
Gold –	London PM Fix ($/ounce)	$1,306	$1,257	$1,318	$1,238
	Realized price per ounce	$1,302	$1,260	$1,316	$1,240
Lead –	LME Final Cash Buyer ($/pound)	$1.08	$0.98	$1.11	$1.01
	Realized price per pound	$1.13	$0.95	$1.16	$1.02
Zinc –	LME Final Cash Buyer ($/pound)	$1.41	$1.18	$1.48	$1.22
	Realized price per pound	$1.29	$1.14	$1.39	$1.21

Average realized prices differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with customers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metal prices each period through final settlement.  For the second quarter and first six months of 2018, we recorded net negative price adjustments to provisional settlements of $2.5 million and $2.6 million, respectively, compared to net positive price adjustments to provisional settlements of $1.3 million and $0.7 million, respectively, in the second quarter and first six months of 2017. The price adjustments related to silver, gold, zinc and lead contained in our concentrate shipments were largely offset by gains and losses on forward contracts for those metals for each period. See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.

We recorded income applicable to common shareholders of $11.9 million ($0.03 per basic common share) for the second quarter of 2018 and income applicable to common shareholders of $20.0 million ($0.05 per basic common share) for the first six months of 2018, compared to a loss applicable to common shareholders of $24.2 million ($0.06 per basic common share) and income applicable to common shareholders of $2.5 million ($0.01 per basic common share) for the second quarter and first six months of 2017, respectively. The following factors contributed to the results for the second quarter and first six months of 2018 compared to the same periods in 2017:

•

Gains on base metal derivatives contracts of $16.8 million in the second quarter of 2018 and $20.8 million in the first half of 2018, compared to a net gain of $2.5 million in the second quarter of 2017 and a net loss of $5.3 million in the first half of 2017. See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

•

Net foreign exchange gains in the second quarter and first half of 2018 of $2.5 million and $5.1 million, respectively, versus net losses of $3.9 million and $6.1 million in the second quarter and first half of 2017, respectively. The variances are primarily related to the impact of changes in the CAD-to-USD exchange rate on the remeasurement of our net monetary liabilities in Quebec. During the first half of 2018, the applicable CAD-to-USD exchange rate increased from 1.2546 to 1.3168, compared to a decrease in the rate from 1.3426 to 1.2977 during the first half of 2017.

•

Income tax provisions of $0.4 million for the second quarter of 2018 and $1.2 million for the six-month period ended June 30, 2018 compared to an income tax provision of $16.1 million and an income tax benefit of $13.0 million, respectively, for the same periods in 2017. The benefit in the first half of 2017 is primarily the result of a change in income tax position recognized in the first quarter of 2017 relating to the timing of deduction for #4 Shaft development costs at Lucky Friday, as further discussed in Corporate Matters below.

•

Gross profit at our Greens Creek and Casa Berardi units was higher in the second quarter of 2018 by $9.8 million and $4.3 million, respectively, and in the first half of 2018 by $19.0 million and $11.4 million, respectively, compared to the same periods in 2017. This was partially offset by lower gross profit at our San Sebastian unit, which was $12.0 million and $19.8 million less, respectively, in the second quarter and first half of 2018 compared to the same periods in 2017. Gross profit at Lucky Friday was higher in the second quarter of 2018 by $1.7 million, but lower in the first half of 2018 by $2.9 million, compared to the same periods in 2017. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, and The San Sebastian Segment sections below.

•	Costs of $1.0 million and $3.5 million for the second quarter and first half of 2018, respectively, related to the acquisition of Klondex completed in July 2018.
•

Increases in research and development costs by $2.0 million and $2.8 million in the second quarter and first half of 2018, respectively, compared to the same periods in 2017. These costs are related to the evaluation and development of technologies that would be new to our operations.

•

Exploration and pre-development expense increased by $2.3 million and $4.9 million in the second quarter and first half of 2018, respectively, compared to the same periods in 2017. In 2018, we have continued exploration work at our Greens Creek, San Sebastian, and Casa Berardi units, and on our land package near our Lucky Friday unit. "Pre-development expense" is defined as costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves.

•

Lucky Friday suspension costs of $5.3 million and $9.4 million, along with $1.5 million and $2.4 million in non-cash depreciation expense, in the second quarter and first half of 2018, respectively. Suspension costs were $6.4 million and $7.6 million, along with $1.6 million and $2.0 million in non-cash depreciation, for the second quarter and first half of 2017, respectively. These costs were incurred during the suspension of production resulting from the strike, which started in March 2017.

The Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	$74,605	$71,339	$140,455	$130,189
Cost of sales and other direct production costs	(35,929)	(40,815)	(67,150)	(71,479)
Depreciation, depletion and amortization	(11,813)	(13,503)	(22,452)	(26,835)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(47,742)	(54,318)	(89,602)	(98,314)
Gross profit	$26,863	$17,021	$50,853	$31,875
Tons of ore milled	208,409	210,788	419,839	407,917
Production:
Silver (ounces)	1,999,791	1,932,047	3,913,023	3,861,344
Gold (ounces)	13,719	12,704	26,837	26,726
Zinc (tons)	14,179	12,966	28,978	26,372
Lead (tons)	5,305	4,420	10,326	9,229
Payable metal quantities sold:
Silver (ounces)	1,723,960	1,922,393	3,184,941	3,361,854
Gold (ounces)	12,783	12,768	21,789	23,058
Zinc (tons)	10,158	8,978	19,950	19,137
Lead (tons)	4,260	4,250	7,183	7,080
Ore grades:
Silver ounces per ton	12.46	12.11	12.08	12.40
Gold ounces per ton	0.10	0.10	0.10	0.10
Zinc percent	7.8%	7.2%	8.0%	7.5%
Lead percent	3.2%	2.7%	3.1%	2.9%
Mining cost per ton	$69.83	$68.17	$69.41	$69.74
Milling cost per ton	$33.59	$32.56	$33.11	$33.12
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$(3.47)	$1.86	$(4.22)	$1.26
All-In Sustaining Costs ("AISC"), After By-Product Credits, per Silver Ounce (1)	$4.43	$8.71	$2.56	$6.28

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

The $9.8 million and $19.0 million increases in gross profit for the second quarter and first six months of 2018, respectively, compared to the same periods in 2017 were the result of higher average realized prices for gold, zinc and lead and lower depreciation expense, partially offset by lower average silver prices. The reduction in depreciation and depletion expense is due to an increase in product inventory, which includes deferred depreciation and depletion, the impact of higher reserves on units-of-production depreciation, and expiration of depreciable lives on previously acquired assets.

Mining and milling costs per ton increased slightly in the second quarter of 2018, and decreased slightly in the first half of 2018 compared to the same periods of 2017, primarily as a result of mill throughput that was lower in the second quarter of 2018 and higher in the first half of 2018.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the second quarter and first six months of 2018 compared to the same periods of 2017.

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cash Cost, Before By-product Credits, per Silver Ounce	$22.65	$23.81	$23.54	$24.27
By-product credits	(26.12)	(21.95)	(27.76)	(23.01)
Cash Cost, After By-product Credits, per Silver Ounce	$(3.47)	$1.86	$(4.22)	$1.26

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
AISC, Before By-product Credits, per Silver Ounce	$30.55	$30.66	$30.32	$29.29
By-product credits	(26.12)	(21.95)	(27.76)	(23.01)
AISC, After By-product Credits, per Silver Ounce	$4.43	$8.71	$2.56	$6.28

The decrease in Cash Costs, After By-product Credits, per Silver Ounce for the second quarter and first six months of 2018 compared to 2017 was the result of higher by-product credits. The decrease in AISC, After By-Product Credits, per Silver Ounce was due to higher by-product credits, partially offset by higher capital spending.

Mining and milling costs per ounce decreased in the second quarter of 2018 compared to 2017 on a per-ounce basis primarily due higher silver production as a result of higher silver grades. Mining and milling costs per ounce increased in first six months of 2018 compared to 2017 due primarily to higher production costs, partially offset by higher silver production resulting from higher mill throughput.

Other cash costs per ounce for the first six months of 2018 were higher compared to 2017 due to higher expense for Alaska mine license tax.

Treatment costs were lower in the second quarter and first six months of 2018 compared to 2017 as a result of improved payment terms from smelters and lower silver prices, as treatment costs include the value of silver not payable to us through the smelting process. The silver not payable to us is either recovered by the smelters through further processing or ultimately not recovered and included in the smelters' waste material.

By-product credits per ounce were higher in the second quarter and first six months of 2018 compared to 2017 due to higher gold, zinc and lead prices, increased zinc and lead production due to higher mill throughput and ore grades, and lower silver production.

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

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	$3,287	$(187)	$8,264	$19,823
Cost of sales and other direct production costs	(1,562)	—	(5,041)	(12,109)
Depreciation, depletion and amortization	(182)	—	(803)	(2,433)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(1,744)	—	(5,844)	(14,542)
Gross profit	$1,543	$(187)	$2,420	$5,281
Tons of ore milled	3,447	—	13,006	57,069
Production:
Silver (ounces)	24,687	—	124,467	680,782
Lead (tons)	217	—	823	3,827
Zinc (tons)	120	—	532	2,131
Payable metal quantities sold:
Silver (ounces)	77,125	—	232,867	641,004
Lead (tons)	486	—	1,430	3,596
Zinc (tons)	527	—	840	1,688
Ore grades:
Silver ounces per ton	10.63	—	10.98	12.39
Lead percent	7.28%	—%	7.01%	7.05%
Zinc percent	3.43%	—%	4.43%	3.99%
Mining cost per ton	$89.54	$—	$108.08	$104.72
Milling cost per ton	$6.15	$—	$17.56	$27.16
Cash Cost, After By-product Credits, per Silver Ounce (1)	$—	$—	$—	$5.93
AISC, After By-product Credits, per Silver Ounce (1)	$—	$—	$—	$12.06

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

Gross profit increased by $1.7 million in the second quarter and decreased by $2.9 million in the first six months of 2018, respectively, compared to the same periods in 2017. The variances are primarily due to the lack of metal production in the second quarter of 2017, and limited production during the first half of 2018, as a result of the ongoing strike by unionized employees starting in mid-March 2017, discussed further below. The decrease in gross profit in the first half of 2018 was also due to lower average silver prices and lower silver and lead ore grades. These factors were partially offset by higher average realized lead and zinc prices.

Mining cost per ton increased by 3% in the first half of 2018 compared to the same period in 2017 due primarily to lower ore production as a result of the strike described below. Milling cost per ton in the first half of 2018 decreased by 35%, as the mill only operated when the limited production provided sufficient stockpile. Mining and milling cost per ton for the second quarter and first half of 2018 are not indicative of future operating results under full production, as there was reduced mill throughput during those periods. In addition, costs not directly related to mining and processing ore have been classified as suspension costs during the strike period, and excluded from the calculations of mining and milling cost per ton.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the first six months of 2017. Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce, are not presented for the second quarter of 2017 and second quarter and first half of 2018, as production was limited due to the strike and results are not comparable to those from the first half of 2017 and are not indicative of future operating results under full production.

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

Six Months Ended June 30,
2017
Cash Cost, Before By-product Credits, per Silver Ounce	$22.90
By-product credits	(16.97)
Cash Cost, After By-product Credits, per Silver Ounce	$5.93

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

Six Months Ended June 30,
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

Many of the employees at our Lucky Friday unit are represented by a union, and the most recent collective bargaining agreement with the union expired on April 30, 2016. On February 19, 2017, the unionized employees voted against our contract offer, and on March 13, 2017 went on strike, and have been on strike since that time. Production at Lucky Friday was suspended from the start of the strike, until limited production by salaried personnel commenced in July 2017. Salaried personnel have continued to perform limited production and capital improvements, which are expected to include development in preparation for arrival of the RVM in 2019. Suspension costs during the strike totaled $9.4 million and $7.6 million in the first half of 2018 and 2017, respectively, which are combined with non-cash depreciation expense of $2.4 million and $2.0 million, respectively, for those periods, in a separate line item on our consolidated statements of operations. These suspension costs are excluded from the calculation of gross profit, Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce, when presented. We cannot predict how long the strike will last or whether an agreement will be reached. As a result of the strike or other related events, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations. If the strike continues for a further extended period or it is determined an eventual resolution is unlikely, it may be appropriate in the future to review the carrying value of properties, plants, equipment and mineral interests at Lucky Friday. Under such review, if estimated undiscounted cash flows from Lucky Friday were less than its carrying value, an impairment loss would be recognized for the difference between the carrying value and the estimated fair value. The carrying value of properties, plants, equipment and mineral interests at Lucky Friday as of March 31, 2018 was approximately $428.1 million. However, Lucky Friday has significant identified reserves and mineralized material and a current estimated mine life of approximately 22 years.

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

The Casa Berardi Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	$56,103	$43,822	$111,651	$85,534
Cost of sales and other direct production costs	(32,980)	(32,336)	(66,057)	(62,289)
Depreciation, depletion and amortization	(18,715)	(11,344)	(34,825)	(23,858)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(51,695)	(43,680)	(100,882)	(86,147)
Gross profit (loss)	$4,408	$142	$10,769	$(613)
Tons of ore milled	349,937	330,109	698,486	623,801
Production:
Gold (ounces)	42,722	33,261	82,899	69,068
Silver (ounces)	12,298	8,477	21,189	17,022
Payable metal quantities sold:
Gold (ounces)	43,000	34,827	84,645	68,993
Silver (ounces)	13,669	10,328	22,504	18,227
Ore grades:
Gold ounces per ton	0.14	0.12	0.14	0.13
Silver ounces per ton	0.04	0.03	0.03	0.03
Mining cost per ton	$73.61	$76.83	$75.28	$81.42
Milling cost per ton	$16.71	$15.50	$16.34	$16.33
Cash Cost, After By-product Credits, per Gold Ounce (1)	$775	$972	$800	$927
AISC, After By-product Credits, per Gold Ounce (1)	$1,039	$1,373	$1,062	$1,312

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

Gross profit increased by $4.3 million and $11.4 million for the second quarter and first half of 2018, respectively, compared to the same periods of 2017, primarily due to higher gold volume, resulting from increased mill throughput, and higher gold prices. These factors were partially offset by higher cost of sales and depreciation expense, also the result of the higher production.

Mining costs per ton were lower by 4% and 8%, respectively, for the second quarter and first half of 2018 compared to the same periods of last year due primarily to higher ore production. Milling costs per ton were higher by 8% for the second quarter of 2018 and slightly higher for the first half of 2018 compared to the same periods in 2017, in spite of higher ore production, due to higher costs for reagents and other consumables and labor.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for the second quarter and first half of 2018 and 2017:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cash Cost, Before By-product Credits, per Gold Ounce	$780	$976	$804	$931
By-product credits	(5)	(4)	(4)	(4)
Cash Cost, After By-product Credits, per Gold Ounce	$775	$972	$800	$927

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
AISC, Before By-product Credits, per Gold Ounce	$1,044	$1,377	$1,066	$1,316
By-product credits	(5)	(4)	(4)	(4)
AISC, After By-product Credits, per Gold Ounce	$1,039	$1,373	$1,062	$1,312

The decrease in Cash Cost, After By-product Credits, per Gold Ounce for the 2018 periods compared to 2017 was primarily due to higher gold production. The decrease in AISC, After By-product Credits, per Gold Ounce was due to higher gold production and lower capital spending, partially offset by higher exploration spending.

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

The San Sebastian Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	$13,264	$19,305	$26,598	$41,277
Cost of sales and other direct production costs	(9,969)	(4,352)	(15,061)	(10,302)
Depreciation, depletion and amortization	(1,107)	(722)	(1,791)	(1,395)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(11,076)	(5,074)	(16,852)	(11,697)
Gross profit	$2,188	$14,231	$9,746	$29,580
Tons of ore milled	37,780	38,478	72,177	75,141
Production:
Silver (ounces)	559,647	866,950	1,071,839	1,617,753
Gold (ounces)	3,872	6,596	8,385	12,880
Payable metal quantities sold:
Silver (ounces)	499,000	756,000	964,905	1,536,750
Gold (ounces)	3,860	5,575	8,048	12,490
Ore grades:
Silver ounces per ton	15.93	23.87	16.01	22.85
Gold ounces per ton	0.12	0.18	0.13	0.18
Mining cost per ton	$180.12	$41.63	$149.14	$40.16
Milling cost per ton	$65.46	$66.97	$66.25	$65.29
Cash Cost, After By-product Credits, per Silver Ounce (1)	$9.79	$(3.31)	$6.46	$(3.29)
AISC, After By-product Credits, per Silver Ounce (1)	$17.15	$0.06	$12.95	$0.24

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

The $12.0 million and $19.8 million decreases in gross profit for the second quarter and first half of 2018 compared to the same periods in 2017 are primarily due to lower silver and gold ore grades, lower mill throughput, and higher costs as a result of transitioning from open pit to underground mining. The ore processed in the second quarter and first half of 2017 came from higher grade deposits mined from shallow open pits. Production from the existing open pits was substantially completed in December 2017; however, during the first half of 2018, a portion of the mill throughput came from ore stockpiled from the open pits. In April 2017, we started development of a new underground portal and work to rehabilitate historic underground infrastructure which should allow us to mine deeper portions of the deposits at San Sebastian. Limited ore production from underground began in January 2018 and continued to increase during the first half of the year. The underground ore production is expected to have lower grades than the open pit.

Mining cost per ton were higher by 333% and by 271% for the second quarter and first half of 2018, respectively, compared to the same periods of 2017, while there were slight variances for milling costs. The large increase in mining cost per ton was due to the transition of production from shallow open pits to underground, along with lower ore tonnage.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for the second quarter and first half of 2018 compared to the same periods in 2017:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cash Cost, Before By-product Credits, per Silver Ounce	$18.82	$6.25	$16.77	$6.56
By-product credits	(9.03)	(9.56)	(10.31)	(9.85)
Cash Cost, After By-product Credits, per Silver Ounce	$9.79	$(3.31)	$6.46	$(3.29)

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
AISC, Before By-product Credits, per Silver Ounce	$26.18	$9.62	$23.26	$10.09
By-product credits	(9.03)	(9.56)	(10.31)	(9.85)
AISC, After By-product Credits, per Silver Ounce	$17.15	$0.06	$12.95	$0.24

The increase in Cash Cost, After By-product Credits, per Silver Ounce in the second quarter and first half of 2018 compared to the same periods of 2017 was primarily the result of lower silver production and higher mining costs due to the transition from open pit to underground mining. The same factors along with higher exploration spending, partially offset by lower capital costs, resulted in the increase in AISC, After By-product Credits, per Silver Ounce in the second quarter and first half of 2018 compared to the same periods of 2017.

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

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans provide a significant benefit to our employees, but also represent a significant liability to us. The liability recorded for the funded status of our plans was $49.4 million and $47.1 million as of June 30, 2018 and December 31, 2017, respectively. In April 2018, we contributed $1.3 million in cash to our defined benefits plans, and expect to contribute an additional $2.6 million in cash or shares of our common stock to our defined benefit plans in 2018. While the economic variables which will determine future funding requirements are uncertain, we expect contributions to continue to be required in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Income Taxes

Each reporting period we assess our deferred tax balance based on a review of long-range forecasts and quarterly activity.  We recognized a full valuation allowance on our U.S. net deferred tax assets at the end of 2017 based on results of tax law changes. We continue to recognize a net deferred tax liability in Canada. Our net deferred tax asset in Mexico is partially recognized.

The tax provision for the three- and six-month periods ended June 30, 2018 varies from the three- and six-month periods ended June 30, 2017 primarily as a result of the tax reform impacts discussed below, a change in accounting method during 2017 as described in Note 3 of Notes to Condensed Consolidated Financial Statements (Unaudited), and reduced foreign taxes in 2018.

Our U.S. net deferred tax liability at June 30, 2018 totaled $0.3 million, or 0% of total assets, representing no net change from the net deferred tax liability at December 31, 2017. On December 22, 2017, the United States enacted tax reform legislation known as H.R. 1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Act”), resulting in significant modifications to prior law. Among other changes, the Act repealed corporate Alternative Minimum tax ("AMT") and reduced the U.S. corporate income tax rate to 21 percent. As a result of the Act, our AMT credit carryforward of $9.4 million became partially refundable through 2020 and fully refundable in 2021. Due to our U.S tax loss position, the AMT refund is classified as a long-term receivable. However, due to the change relating to the U.S. taxation of foreign earnings under the Act and cumulative tax losses in recent years, we determined it is more likely than not that we will not realize our U.S. net deferred tax assets. At June 30, 2018, we retained a full valuation allowance on U.S. deferred tax assets of $76.0 million.

Our net Canadian deferred tax liability at June 30, 2018 was $112.5 million, a decrease of $9.0 million from the $121.5 million net deferred tax liability at December 31, 2017. The deferred tax liability is primarily related to the excess of the carrying value of the mineral resource assets over the tax bases of those assets for Canadian tax reporting.

Our Mexican net deferred tax asset at June 30, 2018 was $1.5 million, a decrease of $0.3 million from the net deferred tax asset of $1.8 million at December 31, 2017. A $1.6 million valuation allowance remains on deferred tax assets in Mexico.

Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost (“AISC”), Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits and AISC, After By-product Credits for our operations at the Greens Creek, Lucky Friday, San Sebastian and Casa Berardi units and for the Company for the three- and six-month periods ended June 30, 2018 and 2017.

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

In thousands (except per ounce amounts)	Three Months Ended June 30, 2018
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver	Casa Berardi (Gold)	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$47,742	1,744	$11,076		$60,562	$51,695	$112,257
Depreciation, depletion and amortization	(11,813)	(182)	(1,107)		(13,102)	(18,715)	(31,817)
Treatment costs	9,481	55	116		9,652	559	10,211
Change in product inventory	321	(1,160)	769		(70)	(78)	(148)
Reclamation and other costs	(449)	(58)	(319)		(826)	(139)	(965)
Exclusion of Lucky Friday costs	—	(399)	—		(399)	—	(399)
Cash Cost, Before By-product Credits (1)	45,282	—	10,535		55,817	33,322	89,139
Reclamation and other costs	850		103		953	140	1,093
Exploration	778		2,334	434	3,546	1,330	4,876
Sustaining capital	14,183		1,680	517	16,380	9,809	26,189
General and administrative				9,787	9,787		9,787
AISC, Before By-product Credits (1)	61,093	—	14,652		86,483	44,601	131,084
By-product credits:
Zinc	(27,492)	—			(27,492)		(27,492)
Gold	(15,716)	—	(5,057)		(20,773)		(20,773)
Lead	(9,022)	—			(9,022)		(9,022)
Silver						(201)	(201)
Total By-product credits	(52,230)	—	(5,057)		(57,287)	(201)	(57,488)
Cash Cost, After By-product Credits	$(6,948)	$—	$5,478		$(1,470)	$33,121	$31,651
AISC, After By-product Credits	$8,863	$—	$9,595		$29,196	$44,400	$73,596
Divided by ounces produced	2,000	—	560		2,560	43
Cash Cost, Before By-product Credits, per Ounce	$22.65	$—	$18.82		$21.81	$779.96
By-product credits per ounce	(26.12)	—	(9.03)		(22.38)	(4.70)
Cash Cost, After By-product Credits, per Ounce	$(3.47)	$—	$9.79		$(0.57)	$775.26
AISC, Before By-product Credits, per Ounce	$30.55	$—	$26.18		$33.78	$1,043.97
By-product credits per ounce	(26.12)	—	(9.03)		(22.38)	(4.70)
AISC, After By-product Credits, per Ounce	$4.43	$—	$17.15		$11.40	$1,039.27

In thousands (except per ounce amounts)	Three Months Ended June 30, 2017
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver	Casa Berardi (Gold)	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$54,318	$—	$5,074		$59,392	$43,680	$103,072
Depreciation, depletion and amortization	(13,503)	—	(722)		(14,225)	(11,344)	(25,569)
Treatment costs	11,423	—	259		11,682	554	12,236
Change in product inventory	(5,542)	—	815		(4,727)	(212)	(4,939)
Reclamation and other costs	(694)	—	(5)		(699)	(212)	(911)
Cash Cost, Before By-product Credits (1)	46,002	—	5,421		51,423	32,466	83,889
Reclamation and other costs	667	—	117		784	213	997
Exploration	1,117	—	1,957	452	3,526	1,071	4,597
Sustaining capital	11,451	—	845	256	12,552	12,059	24,611
General and administrative				10,309	10,309		10,309
AISC, Before By-product Credits (1)	59,237	—	8,340		78,594	45,809	124,403
By-product credits:
Zinc	(21,647)	—			(21,647)		(21,647)
Gold	(13,917)		(8,287)		(22,204)		(22,204)
Lead	(6,847)	—			(6,847)		(6,847)
Silver						(142)	(142)
Total By-product credits	(42,411)	—	(8,287)		(50,698)	(142)	(50,840)
Cash Cost, After By-product Credits	$3,591	$—	$(2,866)		$725	$32,324	$33,049
AISC, After By-product Credits	$16,826	$—	$53		$27,896	$45,667	$73,563
Divided by ounces produced	1,932	—	867		2,799	33
Cash Cost, Before By-product Credits, per Ounce	$23.81	$—	$6.25		$18.37	$976.07
By-product credits per ounce	(21.95)	—	(9.56)		(18.11)	(4.25)
Cash Cost, After By-product Credits, per Ounce	$1.86	$—	$(3.31)		$0.26	$971.82
AISC, Before By-product Credits, per Ounce	$30.66	$—	$9.62		$28.08	$1,377.21
By-product credits per ounce	(21.95)	—	(9.56)		(18.11)	(4.25)
AISC, After By-product Credits, per Ounce	$8.71	$—	$0.06		$9.97	$1,372.96

In thousands (except per ounce amounts)	Six Months Ended June 30, 2018
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver	Casa Berardi (Gold)	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$89,602	$5,844	$16,852		$112,298	$100,882	$213,180
Depreciation, depletion and amortization	(22,452)	(803)	(1,791)		(25,046)	(34,825)	(59,871)
Treatment costs	20,869	627	320		21,816	1,094	22,910
Change in product inventory	5,475	(2,182)	3,407		6,700	(179)	6,521
Reclamation and other costs	(1,360)	(103)	(814)		(2,277)	(281)	(2,558)
Exclusion of Lucky Friday costs	—	(3,383)	—		(3,383)	—	(3,383)
Cash Cost, Before By-product Credits (1)	92,134	—	17,974		110,108	66,691	176,799
Reclamation and other costs	1,699	—	209		1,908	283	2,191
Exploration	1,138	—	4,646	878	6,662	2,520	9,182
Sustaining capital	23,665	—	2,110	634	26,409	18,876	45,285
General and administrative				17,522	17,522		17,522
AISC, Before By-product Credits (1)	118,636	—	24,939		162,609	88,370	250,979
By-product credits:
Zinc	(59,634)	—			(59,634)		(59,634)
Gold	(31,008)		(11,055)		(42,063)		(42,063)
Lead	(17,996)	—			(17,996)		(17,996)
Silver						(349)	(349)
Total By-product credits	(108,638)	—	(11,055)		(119,693)	(349)	(120,042)
Cash Cost, After By-product Credits	$(16,504)	$—	$6,919		$(9,585)	$66,342	$56,757
AISC, After By-product Credits	$9,998	$—	$13,884		$42,916	$88,021	$130,937
Divided by ounces produced	3,913	—	1,072		4,985	83
Cash Cost, Before By-product Credits, per Ounce	$23.54	$—	$16.77		$22.09	$804.44
By-product credits per ounce	(27.76)	—	(10.31)		(24.01)	(4.17)
Cash Cost, After By-product Credits, per Ounce	$(4.22)	$—	$6.46		$(1.92)	$800.27
AISC, Before By-product Credits, per Ounce	$30.32	$—	$23.26		$32.62	$1,065.95
By-product credits per ounce	(27.76)	—	(10.31)		(24.01)	(4.17)
AISC, After By-product Credits, per Ounce	$2.56	$—	$12.95		$8.61	$1,061.78

In thousands (except per ounce amounts)	Six Months Ended June 30, 2017
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver	Casa Berardi (Gold)	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$98,314	$14,542	$11,697		$124,553	$86,147	$210,700
Depreciation, depletion and amortization	(26,835)	(2,433)	(1,395)		(30,663)	(23,858)	(54,521)
Treatment costs	25,554	3,817	484		29,855	1,092	30,947
Change in product inventory	(2,277)	(149)	435		(1,991)	1,169	(822)
Reclamation and other costs	(1,080)	(181)	(595)		(1,856)	(230)	(2,086)
Cash Cost, Before By-product Credits (1)	93,676	15,596	10,626		119,898	64,320	184,218
Reclamation and other costs	1,333	179	234		1,746	230	1,976
Exploration	1,395	1	3,489	830	5,715	1,868	7,583
Sustaining capital	16,685	3,990	1,977	1,170	23,822	24,470	48,292
General and administrative				19,515	19,515		19,515
AISC, Before By-product Credits (1)	113,089	19,766	16,326		170,696	90,888	261,584
By-product credits:
Zinc	(45,426)	(4,060)			(49,486)		(49,486)
Gold	(28,769)		(15,944)		(44,713)		(44,713)
Lead	(14,629)	(7,496)			(22,125)		(22,125)
Silver						(289)	(289)
Total By-product credits	(88,824)	(11,556)	(15,944)		(116,324)	(289)	(116,613)
Cash Cost, After By-product Credits	$4,852	$4,040	$(5,318)		$3,574	$64,031	$67,605
AISC, After By-product Credits	$24,265	$8,210	$382		$54,372	$90,599	$144,971
Divided by ounces produced	3,861	681	1,618		6,160	69
Cash Cost, Before By-product Credits, per Ounce	$24.27	$22.90	$6.56		$19.46	$931.26
By-product credits per ounce	(23.01)	(16.97)	(9.85)		(18.88)	(4.18)
Cash Cost, After By-product Credits, per Ounce	$1.26	$5.93	$(3.29)		$0.58	$927.08
AISC, Before By-product Credits, per Ounce	$29.29	$29.03	$10.09		$27.71	$1,315.92
By-product credits per ounce	(23.01)	(16.97)	(9.85)		(18.88)	(4.18)
AISC, After By-product Credits, per Ounce	$6.28	$12.06	$0.24		$8.83	$1,311.74

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

(2)

The unionized employees at Lucky Friday have been on strike since March 13, 2017, and production at Lucky Friday has been limited since that time. As a result, for the second quarter of 2017 and first half of 2018, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits are not presented for Lucky Friday, and costs related to the limited production at Lucky Friday are excluded from the calculation of Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits for our combined silver operations.

(3)	AISC, Before By-product Credits for our consolidated silver properties includes corporate costs for general and administrative expense, exploration and sustaining capital.

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	June 30, 2018	December 31, 2017
Cash and cash equivalents held in U.S. dollars	$218.6	$168.0
Cash and cash equivalents held in foreign currency	21.1	18.1
Total cash and cash equivalents	239.7	186.1
Marketable debt securities - current	5.6	33.8
Marketable equity securities - non-current	7.4	7.6
Total cash, cash equivalents and investments	$252.7	$227.5

Cash and cash equivalents increased by $53.6 million in the first six months of 2018. Cash held in foreign currencies represents balances in Canadian dollars and Mexican pesos, with the $3.0 million increase in the first half of 2018 resulting from increases in both currencies held. Current marketable debt securities decreased by $28.2 million (discussed below), and the value of non-current marketable equity securities decreased by $0.2 million (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

As further discussed in Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited), on July 20, 2018, we completed the acquisition Klondex for total consideration of approximately $407.7 million, made up of $252.5 million for the issuance of shares of our common stock and warrants to purchase shares of our common stock and $155.2 million in cash. Klondex had cash and cash equivalents not relating to their Canadian assets of approximately $11.9 million and $35.0 million drawn on their revolving credit facility which transferred to us as part of the acquisition. We paid off the amount drawn on their revolving credit facility in July 2018.

As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited), on April 12, 2013, we completed an offering of Senior Notes in the total principal amount of US$500 million, which have a total principal balance of $506.5 million as of June 30, 2018. The Senior Notes are due May 1, 2021 and bear interest at a rate of 6.875% per year from the most recent payment date to which interest has been paid or provided for.  In addition, in March 2018 we entered into a note purchase agreement pursuant to which we issued our Series 2018-A Senior Notes due May 1, 2021 (the “RQ Notes”) for total principal of CAD$40 million (approximately USD$30.8 million at the time of the transaction) to Ressources Québec. The RQ Notes bear interest at a rate of 4.68% per year. Interest on the Senior Notes and RQ Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013 and May 1, 2018, respectively, and we have made all interest payments payable to date. Also, in July we entered into a new $200 million revolving credit facility, which we expect to increase to $250 million upon meeting certain conditions, including adding certain subsidiaries of Klondex as borrowers under the credit facility and pledging the assets of those subsidiaries as additional collateral under the credit facility. We have drawn funds on the facility totaling $47.0 million which is outstanding as of the filing date of this report (see Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information). Interest is payable on amounts drawn from the revolving credit facility at a rate of between 2.25% and 3.25% over the London Interbank Offer Rate, or between 1.25% and 2.25% over an alternative base rate, with interest payable on March 31, June 30, September 30, and December 31 of each year.

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

As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), in February 2016 we entered into an equity distribution agreement under which we may issue and sell shares of our common stock from time to time having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information, and the agreement can be terminated by us at any time. As of June 30, 2018, we had sold 4,608,847 shares through this program for net proceeds of $17.7 million.

Pursuant to our common stock dividend policy described in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), our Board of Directors declared and paid dividends on common stock totaling $2.0 million in the first six months of each of 2018 and 2017. On August 8, 2018, our Board of Directors declared a dividend on common stock totaling $1.0 million payable in September 2018. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of June 30, 2018, 934,100 shares have been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at August 7, 2018, was $2.92 per share.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability of approximately $150 million of our $200 million revolving credit facility, which we expect to increase to $250 million upon meeting certain conditions, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing (including equity issuances), if needed, will be adequate to meet our obligations and other potential cash requirements during the next 12 months. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes, RQ Notes and revolving credit facility, capital expenditures at our operations, potential acquisitions of other mining companies or properties, regulatory matters, litigation, potential repurchases of our common stock under the program described above, and payment of dividends on common stock, if declared by our board of directors.  We currently estimate that in 2018, a total of between $140 million and $145 million will be spent on capital expenditures, primarily for equipment, infrastructure, and development at our mines, including $50.3 million incurred in the first half of 2018.  We also estimate that exploration and pre-development expenditures will total approximately $40 million in 2018, including $17.6 million already incurred as of June 30, 2018. In addition, we expect research and development expenditures for our current projects in 2018 to total between $6 million and $10 million, including $3.8 million already incurred as of June 30, 2018. However, capital, exploration, pre-development expenditures, and research and development may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, and other factors. A sustained downturn in metals prices or significant increase in operational or capital costs, other uses of cash, or other factors beyond our control could impact our plans.

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash provided by operating activities (in millions)	$47.0	$45.8

Cash provided by operating activities in the first half of 2018 increased by $0.2 million compared to the same period in 2017, with the impact of working capital changes offset by lower net income, as adjusted for non-cash items, resulting primarily from reduced silver and lead production and lower silver prices, partially offset by higher gold production and higher gold, zinc and lead prices.

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash used in investing activities (in millions)	$(15.2)	$(54.7)

During the first half of 2018, we invested $43.3 million in capital expenditures, not including $7.0 million in non-cash capital lease additions, a decrease of $2.7 million compared to the same period in 2017 primarily due to lower expenditures at Lucky Friday, Casa Berardi and San Sebastian, partially offset by higher expenditures at Greens Creek and for corporate activities.  In the first half of 2018, we purchased bonds having maturities of greater than 90 days and less than 365 days having a cost basis of $31.2 million, and bonds valued at $59.3 million matured during the first half of 2018, compared to purchases of bond having a cost basis of $23.3 million and maturities of bonds valued at $14.4 million in the first half of 2017.

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash provided by financing activities (in millions)	$22.3	$1.1

In March 2018, we received net proceeds of $31.0 million from the issuance of the RQ Notes, as discussed above. During the first six months of 2017, we received $9.6 million in net proceeds from the sale of shares of our common stock under the equity distribution agreement discussed above. We made repayments on our capital leases of $3.8 million and $3.2 million in the six-month periods ended June 30, 2018 and 2017, respectively. In the first half of 2017, we also made repayments of debt totaling $0.5 million. During the first six months of each of 2018 and 2017, we paid cash dividends on our common stock totaling $2.0 million, and cash dividends of $0.3 million on our Series B Preferred Stock during each of those periods. We acquired treasury shares for $2.7 million and $2.5 million in the first half of 2018 and 2017, respectively, resulting from our employees' elections to satisfy their tax withholding obligations related to incentive compensation paid in stock through net share settlement. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, RQ Notes, outstanding purchase orders, certain capital expenditures, our credit facility and lease arrangements as of June 30, 2018 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligation (1)	$10,250	—	—	$—	$10,250
Commitment fees (2)	500	567	—	—	1,067
Contractual obligations (3)	4,071	—	—	—	4,071
Capital lease commitments (4)	6,558	7,617	1,640	—	15,815
Operating lease commitments (5)	3,838	5,754	3,988	—	13,580
Supplemental executive retirement plan (6)	508	1,394	1,841	5,083	8,826
Defined benefit pension plans (6)	2,596	—	—	—	2,596
Senior notes (7)	34,822	570,340	—	—	605,162
RQ Notes (8)	1,422	32,982	—	—	34,404

Total contractual cash obligations	$64,565	$618,654	$7,469	$5,083	$695,771

(1)	Consists of open purchase orders of approximately $7.4 million at the Greens Creek unit, $2.1 million at the Casa Berardi unit, and $0.7 million at the Lucky Friday unit.

(2)

At June 30, 2018, we had a $100 million revolving credit agreement under which we were required to pay a standby fee of 0.5% per annum on undrawn amounts under the revolving credit agreement. With the exception of $3.0 million in letters of credit outstanding, there was no amount drawn under the revolving credit agreement as of June 30, 2018, and the amounts in the table above reflect that there were no amounts drawn as of that date.  However, in July 2018 we entered into a new $200 million revolving credit facility, which we expect to increase to $250 million upon meeting certain conditions, including adding certain subsidiaries of Klondex as borrowers under the credit facility and pledging the assets of those subsidiaries as additional collateral under the credit facility. We have since drawn a total of $47.0 million which is outstanding as of the date of the filing date of this report. We are also required to pay a 0.5% standby fee per annum on undrawn amounts under the new revolving credit facility. For more information on our credit facilities, see Note 9 and Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)	As of June 30, 2018, we were committed to approximately $4.1 million for various items at Greens Creek.

(4)

Includes scheduled capital lease payments of $7.9 million, $2.4 million, and $5.5 million (including interest), respectively, for equipment at our Greens Creek, Lucky Friday and Casa Berardi units, respectively.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At June 30, 2018, our liabilities for these matters totaled $86.4 million. Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At June 30, 2018, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under Part I, Item 1. – Business in our annual report filed on Form 10-K for the year ended December 31, 2017, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in exchange-traded funds, industrial demand, and consumer demand. Gold demand arises primarily from investment and consumer demand.  Investment demand for silver and gold can be influenced by several factors, including:  the value of the U.S. dollar and other currencies, changing U.S. budget deficits, widening availability of exchange-traded funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertainty related to the political environment in the U.S., Britain's exit from the European Union and a global economic recovery, including recent uncertainty in China, could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  Consumer demand is driven significantly by demand for jewelry and other retail products. We believe that long-term industrial and economic trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer demand for silver and gold and industrial demand for silver.  However, China has recently experienced a lower rate of economic growth which could continue in the near term. There can be no assurance whether these trends will continue or how they will impact prices of the metals we produce. In the past, we have recorded impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

Processes supporting valuation of our assets and liabilities that are most significantly affected by prices include analysis of asset carrying values, depreciation, reserves, and deferred income taxes. On an annual basis - and more frequently if circumstances warrant - we examine our depreciation rates, reserve estimates, and the valuation allowances on our deferred tax assets. We examine the carrying values of our assets as changes in facts and circumstances warrant.  In our evaluation of carrying values and deferred taxes, we apply several pricing views to our forecasting model, including current prices, analyst price estimates, forward-curve prices, and historical prices (see Mineral Reserves, below, regarding prices used for reserve estimates). Using applicable accounting guidance and our view of metals markets, we use the probability-weighted average of the various methods to determine whether the values of our assets are fairly stated, and to determine the level of valuation allowances, if any, on our deferred tax assets.  In addition, estimates of future metals prices are used in the valuation of certain assets in the determination of the purchase price allocations for our acquisitions (see Business Combinations below).

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at June 30, 2018, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Part I, Item 1A. – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2017, as updated in Part II, Item 1A – Risk Factors in our quarterly report filed on Form 10-Q for the period ended March 31, 2018 and this quarterly report filed on Form 10-Q for the period ended June 30, 2018).

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when all performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Part I, Item 1A. – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our annual report filed on Form 10-K for the year ended December 31, 2017).  At June 30, 2018, metals contained in concentrates and exposed to future price changes totaled approximately 1.2 million ounces of silver, 5,842 ounces of gold, 11,696 tons of zinc, and 2,792 tons of lead.  If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $6.3 million.  However, as discussed in Commodity-Price Risk Management below, we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

Commodity-Price Risk Management

At times, we may use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in market prices. Our risk management policy allows for up to 75% of our planned metals price exposure for five years into the future, with certain other limitations, to be hedged under such programs. These instruments do, however, expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions.

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

As of June 30, 2018, we recorded the following balances for the fair value of the contracts:

•	a current asset of $2.4 million, which is included in other current assets and is net of $1.2 million for contracts in a fair value liability position; and
•	a non-current asset balance of $12.3 million, which is included in other non-current assets and is net of $0.2 million for contracts in a fair value non-current liability position.

We recognized a $3.3 million net gain during the first half of 2018 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net gain recognized on the contracts offsets losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $20.8 million net gain during the first half of 2018 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net gain for the first half of 2018 is the result of a decline in zinc and lead prices. This program, when utilized, is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below). When those prices increase compared to the contract prices, we incur losses on the contracts.

The following tables summarize the quantities of metals committed under forward sales contracts at June 30, 2018 and December 31, 2017:

June 30, 2018	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2018 settlements	1,114	5	20,889	4,960	$16.50	$1,298	$1.38	$1.07
Contracts on forecasted sales
2018 settlements	—	—	9,039	5,787	N/A	N/A	$1.34	$1.09
2019 settlements	—	—	48,502	20,283	N/A	N/A	$1.40	$1.10
2020 settlements	—	—	42,329	19,401	N/A	N/A	$1.40	$1.13
2021 settlements	—	—	—	4,409	N/A	N/A	N/A	$1.07

December 31, 2017	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2018 settlements	1,447	5	21,550	4,740	$16.64	$1,279	$1.45	$1.11
Contracts on forecasted sales
2018 settlements	—	—	32,187	16,645	N/A	N/A	$1.29	$1.06
2019 settlements	—	—	23,589	18,078	N/A	N/A	$1.33	$1.09
2020 settlements	—	—	3,307	2,866	N/A	N/A	$1.27	$1.08

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates between the U.S. dollar ("USD") and the Canadian dollar ("CAD") and Mexican peso ("MXN"). We have determined the functional currency for our Canadian and Mexican operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD and MXN to USD are recorded to earnings each period. For the six months ended June 30, 2018, we recognized a net foreign exchange loss of $5.1 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at June 30, 2018 would have resulted in a change of approximately $11.2 million in our net foreign exchange gain or loss. A 10% change in the exchange rate between the USD and MXN from the rate at June 30, 2018 would have resulted in a change of approximately $0.6 million in our net foreign exchange gain or loss.

In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a program to manage our exposure to the impact of fluctuations in the exchange rate between the USD and MXN on our future operating costs denominated in MXN. The programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of June 30, 2018, we have 107 forward contracts outstanding to buy CAD$256.0 million having a notional amount of US$198.0 million, and 33 forward contracts outstanding to buy MXN$226.3 million having a notional amount of USD$11.3 million. The CAD contracts are related to forecasted cash operating costs at Casa Berardi to be incurred from 2018 through 2022 and have CAD-to-USD exchange rates ranging between 1.2729 and 1.3335. The MXN contracts are related to forecasted cash operating costs at San Sebastian to be incurred from 2018 through 2020 and have MXN-to-USD exchange rates ranging between 19.4000 and 20.8550. Our risk management policy allows for up to 75% of our planned cost exposure for five years into the future to be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of June 30, 2018, we recorded the following balances for the fair value of the contracts:

•	a current asset of $0.1 million, which is included in other current assets;
•	a non-current asset of $0.1 million, which is included in other non-current assets; and
•	a current liability of $1.4 million, which is included in other current liabilities; and
•	a non-current liability of $1.0 million, which is included in other non-current liabilities.

Net unrealized losses of approximately $2.2 million related to the effective portion of the hedges were included in accumulated other comprehensive loss as of June 30, 2018, and are net of related deferred taxes. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $1.3 million in net unrealized losses included in accumulated other comprehensive loss as of June 30, 2018 would be reclassified to current earnings in the next twelve months. Net realized gains of approximately $0.4 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the six months ended June 30, 2018. Net unrealized gains of approximately $10 thousand related to ineffectiveness of the hedges were included in gain (loss) on derivatives contracts on our consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2018.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of June 30, 2018, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

Part I, Item 1A. – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2017, as updated in Part II, Item 1A. – Risk Factors in our quarterly report on Form 10-Q for the period ended March 31, 2018, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.  Certain of those risk factors have been updated in this Form 10-Q, as set forth below.

Legal challenges could prevent the Rock Creek or Montanore projects from ever being developed.

The proposed development of our Rock Creek project has been challenged by several regional and national conservation groups at various times since the U.S. Forest Service (“USFS”) issued its initial Record of Decision (“ROD”) in 2003 approving Revett Mining Company’s plan of operation (Revett is now our wholly-owned subsidiary, named Hecla Montana, Inc.). Some of these challenges have alleged violations of a variety of federal and state laws and regulations pertaining to Revett’s permitting activities at Rock Creek, including the Endangered Species Act, the National Environmental Policy Act (“NEPA”), the General Mining Law of 1872, the Federal Land Policy Management Act, the Wilderness Act, the National Forest Management Act, the Clean Water Act, the Clean Air Act, the Forest Service Organic Act of 1897, and the Administrative Procedure Act. Although Revett successfully addressed most of these challenges, Revett was directed by the Montana Federal District Court in May 2010 to produce a Supplemental Environmental Impact Statement (“SEIS”) to address NEPA procedural deficiencies that were identified by the court, which SEIS was posted to the Federal Register on July 20, 2018. We cannot predict how possible future challenges will be resolved. Possible new court challenges in the future to the final SEIS and ROD may delay the planned development at Rock Creek. If we are successful in completing the SEIS and defending any challenges to our Rock Creek project, we would still be required to comply with a number of requirements and conditions as development progresses, failing which could make us unable to continue with development activities.

A joint final Environmental Impact Statement with respect to our Montanore project was issued in December 2015 by the USFS and Montana Department of Environmental Quality, and each agency issued a ROD in February 2016 providing approval for development of the Montanore project. However, private conservation groups have taken and may in the future take actions to oppose or delay the Montanore project. On May 30, 2017, the Montana Federal District Court issued Opinions and Orders in three lawsuits challenging previously granted environmental approvals for the Montanore project. The Orders overturned the approvals for the project granted by the USFS and the United States Fish and Wildlife Service, and in each case remanded the ROD and associated planning documents for further review by the agencies consistent with its Opinions. In June 2017, the Court vacated the agencies’ approvals for the project. As a result, additional work must be performed by the agencies to address the deficiencies in the ROD and associated planning documents identified by the Court, and new approvals must be granted, before the project may proceed beyond certain preliminary actions. In addition, there are two lawsuits pending which involve potential defects in title or limiting our access to the properties comprising the Montanore project. A development or outcome from one of these or any other lawsuit could limit our ability to access, develop or operate the Montanore project.

Recent events in the State of Montana create additional risks with respect to permitting of the Rock Creek and Montanore projects. In March 2018, each of Hecla Mining Company and our Chief Executive Officer (“CEO”) was notified by the Montana Department of Environmental Quality (“DEQ”) of alleged violations of Montana’s mine reclamation statutes and related regulations due to our CEO’s prior role as an officer of a mining company when it declared bankruptcy, together with the fact that subsequently, proceeds from that company's sureties were insufficient to fully fund reclamation at the company’s mine sites in Montana. To date, no enforcement action has been taken to revoke or deny any permits held by our subsidiaries, however, those subsidiaries have commenced litigation challenging the DEQ’s assertion. The DEQ in turn has attempted to initiate litigation against Hecla Mining Company and our CEO. It is possible that the DEQ may bring an enforcement action in the future, or the litigation may be resolved unfavorably, either of which could have the effect of delaying, increasing the costs of, or preventing exploration and development efforts at the two projects.

Additionally, there is pending in Montana a ballot initiative (“I-186”) that requires the DEQ to deny a permit for any new hardrock mines in Montana unless the reclamation plan provides clear and convincing evidence that the mine will not require perpetual treatment of water polluted by acid mine drainage or other contaminants.  The terms “perpetual treatment,” “perpetual leaching,” and “contaminants” within I-186 are not fully defined and would require further definition from the Montana Legislature or through DEQ rulemaking. A sufficient number of signatures has been obtained from Montana residents to place I-186 on the November 2018 ballot. If I-186 were to be passed, it could have the effect of delaying, increasing the costs of, or preventing further exploration and development activities at Rock Creek and Montanore.

Recently enacted tariffs, other potential changes to tariff and import/export regulations, and ongoing trade disputes between the United States and other jurisdictions may have a negative effect on global economic conditions and our business, financial results and financial condition.

The United States recently proposed and enacted tariffs on certain items. Further, there have been ongoing discussions and activities regarding changes to other U.S. trade policies and treaties. In response, a number of our markets, including China, are threatening to impose tariffs on U.S. imports, or have already implemented tariffs on U.S. imports, or to take other measures in response to these U.S. actions. These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade and, in particular, trade between China and the United States. Any of these factors could depress economic activity, restrict our access to customers and have a material adverse effect on our business, financial condition and results of operations. In addition, any actions by foreign markets to implement further trade policy changes, including limiting foreign investment or trade, increasing regulatory scrutiny or taking other actions which impact U.S. companies' ability to obtain necessary licenses or approvals could negatively impact our business.

In early August 2018, China published the list of items that will be subject to import duties should the U.S. proceed with additional tariffs on certain goods imported from China.  Included on the list is are lead and silver concentrates, both of which are products we produce and ship to China.  Lead concentrates are targeted to have a 10% tariff imposed, and silver at 20%.  In 2017 and in the first half of 2018, we sold no lead concentrates to China and $69.6 million and $0.1 million, respectively, in silver concentrates to China. The silver concentrate sales represented 12% of our total sales for 2017.

These tariffs have just recently been announced and are subject to a number of uncertainties as they are implemented, including future adjustments and changes in the countries excluded from such tariffs. The ultimate reaction of other countries, and the individuals in each of these countries, and the impact of these tariffs or other actions on the United States, China, the global economy and our business, financial condition and results of operations, cannot be predicted at this time, nor can we predict the impact of any other developments with respect to global trade.

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

HECLA MINING COMPANY
(Registrant)

Date:	August 9, 2018	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	August 9, 2018	By:	/s/ Lindsay A. Hall
Lindsay A. Hall, Senior Vice President and
Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – June 30, 2018

Index to Exhibits

2.1

Arrangement Agreement, dated March 16, 2018, among Hecla Mining Company, 1156291 B.C. Unlimited Liability Company, and Klondex Mines Ltd. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on March 19, 2018 (File No. 1-8491), and incorporated herein by reference.

2.2

Amending Agreement dated as of June 4, 2018, by and among Hecla Mining Company, its wholly owned subsidiary, 1156291 B.C. Unlimited Liability Company, and Klondex Mines Ltd. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File No. 1-8491), and incorporated herein by reference.

2.3

Amending Agreement dated as of July 5, 2018, by and among Hecla Mining Company, its wholly owned subsidiary, 1156291 B.C. Unlimited Liability Company, and Klondex Mines Ltd. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 6, 2018 (File No. 1-8491), and incorporated herein by reference.

3.1

Restated Certificate of Incorporation of the Registrant, as amended. Filed as exhibit 3.1 to Registrant’s Form 10-Q for the period ended March 31, 2018 (File No. 1-8491), and incorporated herein by reference.

3.2	Bylaws of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant's Current Report on Form 8-K filed on August 22, 2014 (File No. 1-8491), and incorporated herein by reference.

4.1

Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Included as Annex II to Restated Certificate of Incorporation of Registrant. Filed as exhibit 3.1 to Registrant’s Form 10-Q for the period ended March 31, 2018 (File No. 1-8491), and incorporated herein by reference.

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

10.1	Fifth Amended and Restated Credit Agreement dated as of July 16, 2018 by and among Hecla Mining Company, certain subsidiaries of Hecla Mining Company, the Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.1 to Registrant's Current Report on Form 8-K filed on July 17, 2018 (File No. 1-8491), and incorporated herein by reference.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act. *

101.INS	XBRL Instance. **

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation.**

101.DEF	XBRL Taxonomy Extension Definition.**

101.LAB	XBRL Taxonomy Extension Labels.**

101.PRE	XBRL Taxonomy Extension Presentation.**

___________________

* Filed herewith.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.