Form 10-Q
period 2018-09-30
HECLA MINING CO/DE/
filed 2018-11-09
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      .    No XX.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding November 6, 2018
Common stock, par value $0.25 per share	480,199,378

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended September 30, 2018

INDEX*

*Items 3 and 5 of Part II are omitted as they are not applicable.

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	September 30, 2018	December 31, 2017
		Revised
ASSETS
Current assets:
Cash and cash equivalents	$60,856	$186,107
Investments	—	33,758
Accounts receivable:
Trade	12,947	14,805
Taxes	19,316	10,382
Other, net	7,612	7,003
Inventories:
Concentrates, doré, and stockpiled ore	42,464	29,366
Materials and supplies	33,624	26,100
Other current assets	21,510	13,715
Total current assets	198,329	321,236
Non-current investments	7,190	7,561
Non-current restricted cash and investments	1,010	1,032
Properties, plants, equipment and mineral interests, net	2,487,429	1,999,311
Non-current deferred income taxes	1,601	1,509
Other non-current assets and deferred charges	14,699	14,509
Total assets	$2,710,258	$2,345,158
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$65,755	$46,549
Accrued payroll and related benefits	29,488	31,259
Accrued taxes	8,274	5,919
Current portion of capital leases	6,069	5,608
Current portion of accrued reclamation and closure costs	6,621	6,679
Accrued interest	15,044	5,745
Other current liabilities	1,205	10,371
Total current liabilities	132,456	112,130
Capital leases	8,638	6,193
Accrued reclamation and closure costs	99,314	79,366
Long-term debt	534,067	502,229
Non-current deferred tax liability	164,928	124,352
Non-current pension liability	44,097	46,628
Other noncurrent liabilities	4,689	12,983
Total liabilities	988,189	883,881
Commitments and contingencies (Notes 3, 5, 8, 10, and 12)
SHAREHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, authorized 750,000,000 shares; issued and outstanding 2018 — 479,909,466 shares and 2017 — 399,176,425 shares	121,283	100,926
Capital surplus	1,872,946	1,619,816
Accumulated deficit	(223,280)	(218,089)
Accumulated other comprehensive loss	(28,183)	(23,373)
Less treasury stock, at cost; 2018 — 5,226,791 and 2017 — 4,529,450 shares issued and held in treasury	(20,736)	(18,042)
Total shareholders’ equity	1,722,069	1,461,277
Total liabilities and shareholders’ equity	$2,710,258	$2,345,158

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
		Revised		Revised
Sales of products	$143,649	$140,839	$430,617	$417,662
Cost of sales and other direct production costs	93,609	68,358	246,918	224,537
Depreciation, depletion and amortization	43,464	29,518	103,335	86,986
Total cost of sales	137,073	97,876	350,253	311,523
Gross profit	6,576	42,963	80,364	106,139
Other operating expenses:
General and administrative	10,327	9,529	27,849	29,044
Exploration	12,411	7,255	27,609	17,622
Pre-development	1,195	1,757	3,615	4,061
Research and development	1,269	1,130	5,042	2,125
Other operating expense	448	134	1,767	1,590
Gain on disposition of properties, plants, equipment and mineral interests	(3,208)	(4,830)	(3,374)	(4,924)
Provision for closed operations and reclamation	1,852	2,940	4,534	5,044
Suspension-related costs	6,519	4,780	18,337	14,385
Acquisition costs	6,139	—	9,656	25
Total other operating expense	36,952	22,695	95,035	68,972
Income from operations	(30,376)	20,268	(14,671)	37,167
Other income (expense):
Gain (loss) on derivative contracts	19,460	(11,226)	40,271	(16,548)
Loss on disposition of investments	(36)	—	(36)	(167)
Unrealized (loss) gain on investments	(2,207)	(124)	(2,461)	(73)
Foreign exchange (loss) gain	(2,212)	(4,917)	2,856	(10,258)
Interest income and other (expense) income	(346)	541	(294)	1,185
Interest expense, net of amount capitalized	(10,146)	(9,358)	(30,019)	(28,423)
Total other expense	4,513	(25,084)	10,317	(54,284)
(Loss) income before income taxes	(25,863)	(4,816)	(4,354)	(17,117)
Income tax benefit	2,679	5,130	1,484	17,564
Net (loss) income	(23,184)	314	(2,870)	447
Preferred stock dividends	(138)	(138)	(414)	(414)
Income applicable to common shareholders	$(23,322)	$176	$(3,284)	$33
Comprehensive income:
Net (loss) income	$(23,184)	$314	$(2,870)	$447
Reclassification of loss on disposition or impairment of marketable securities included in net income	—	—	—	167
Unrealized loss and amortization of prior service on pension plans	—	(16)	—	—
Change in fair value of derivative contracts designated as hedge transactions	3,743	6,760	(3,533)	12,068
Unrealized holding gains on investments	3	892	13	1,483
Comprehensive (loss) income	$(19,438)	$7,950	$(6,390)	$14,165
Basic (loss) income per common share after preferred dividends	$(0.05)	$—	$(0.01)	$—
Diluted (loss) income per common share after preferred dividends	$(0.05)	$—	$(0.01)	$—
Weighted average number of common shares outstanding - basic	452,636	398,848	417,532	396,809
Weighted average number of common shares outstanding - diluted	452,636	401,258	417,532	400,176
Cash dividends declared per common share	$0.0025	$0.0025	$0.0075	$0.0075

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2018	September 30, 2017
		Revised
Operating activities:
Net (loss) income	$(2,870)	$447
Non-cash elements included in net (loss) income:
Depreciation, depletion and amortization	108,814	91,255
Loss on disposition of investments	—	167
Unrealized loss on investments	2,461	73
Adjustment of inventory to market value	7,232	—
Gain on disposition of properties, plants, equipment, and mineral interests	(3,374)	(4,924)
Provision for reclamation and closure costs	3,957	3,379
Stock compensation	4,672	4,943
Deferred income taxes	(4,637)	(23,467)
Amortization of loan origination fees	1,471	1,415
Loss on derivative contracts	(15,208)	16,718
Foreign exchange (gain) loss	(2,032)	10,520
Other non-cash items, net	(37)	(1)
Change in assets and liabilities, net of business acquisitions:
Accounts receivable	(4,424)	4,903
Inventories	(18,954)	(9,611)
Other current and non-current assets	(5,569)	(2,685)
Accounts payable and accrued liabilities	12,308	(7,759)
Accrued payroll and related benefits	(4,207)	(913)
Accrued taxes	845	(4,469)
Accrued reclamation and closure costs and other non-current liabilities	(5,238)	(5,876)
Cash provided by operating activities	75,210	74,115
Investing activities:
Additions to properties, plants, equipment and mineral interests	(83,285)	(70,390)
Acquisition of Klondex, net of cash and restricted cash acquired	(139,326)	—
Proceeds from disposition of properties, plants, equipment and mineral interests	722	151
Insurance proceeds received for damaged property	4,377	5,628
Purchases of investments	(31,971)	(36,916)
Maturities of investments	64,895	31,169
Net cash used in investing activities	(184,588)	(70,358)
Financing activities:
Proceeds from sale of common stock, net of offering costs	3,085	9,610
Acquisition of treasury shares	(2,694)	(2,993)
Dividends paid to common shareholders	(3,193)	(2,978)
Dividends paid to preferred shareholders	(414)	(414)
Credit availability and debt issuance fees	(2,460)	(476)
Borrowings on debt	78,024	—
Repayments of debt	(82,036)	(470)
Repayments of capital leases	(5,992)	(5,065)
Net cash used in financing activities	(15,680)	(2,786)
Effect of exchange rates on cash	(215)	1,051
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(125,273)	2,022
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	187,139	171,977
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$61,866	$173,999
Significant non-cash investing and financing activities:
Addition of capital lease obligations	$7,008	$6,439
Common stock issued for the acquisition of other companies	$252,544	$—
Payment of accrued compensation in restricted stock units	$4,863	$4,240

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1.    Basis of Preparation of Financial Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements and notes to the unaudited interim condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and items which are nonrecurring, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company and its consolidated subsidiaries (in this report, "Hecla" or "the Company" or “we” or “our” or “us” refers to Hecla Mining Company and our subsidiaries, unless the context requires otherwise).  These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2017, as it may be amended from time to time.

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

On July 20, 2018, we completed the acquisition of Klondex Mines Ltd. ("Klondex"). The unaudited interim condensed consolidated financial statements included herein reflect our ownership of the assets previously held by Klondex as of the July 20, 2018 acquisition date.

In the third quarter of 2018, we identified errors impacting amounts reported for accumulated depreciation, depletion and amortization ("DDA") and DDA expense for our Casa Berardi unit from June 1, 2013 through June 30, 2018. Certain amounts in the condensed consolidated financial statements and notes thereto for the prior period have been revised to correct these errors. See Note 2 for more information on the errors and revisions made to amounts reported for the prior period.

Note 2. Revision of Previously Issued Financial Statements for Immaterial Misstatements

In the third quarter of 2018, we determined accumulated DDA and DDA expense at Casa Berardi, a business unit within our Hecla Quebec Inc. subsidiary, were understated for the periods from June 1, 2013 through June 30, 2018 as a result of errors in calculation from the date of acquisition of Casa Berardi as noted below:

i.

understatement of DDA by approximately $35.5 million in the aggregate over 5 1/2 years. The error in calculation resulted from the foreign exchange translation of accumulated DDA and DDA expense from Canadian dollars (“CAD”) to U.S. dollars (“USD”), which was incorrectly set up in the financial reporting system to use the average exchange rate for the respective reporting period, when the historical exchange rate should have been used. The CAD to USD exchange rate at June 1, 2013 was 0.9646 and has subsequently weakened over the intervening periods, resulting in an understatement of accumulated DDA and DDA expense during the periods from June 1, 2013 to June 30, 2018. The adjustments in the third quarter of 2018 to record the cumulative amounts related to this understatement for prior periods through June 30, 2018 were:

Condensed Consolidated Balance Sheet (Unaudited)	(in millions)
Credit - Accumulated DDA (recorded within properties, plants, equipment and mineral interests, net)	$(36.2)
Debit - Inventories: concentrates, doré, and stockpiled ore	1.1
Debit - Accumulated deficit	30.3

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
Debit - DDA expense	5.0
Credit - Net foreign exchange gain (loss)	(0.2)
Net increase to net loss for the nine months ended September 30, 2018	(4.8)

ii.

overstatement of DDA of approximately $14.2 million in the aggregate over 5 1/2 years related to the accelerated conversion of costs from the mineral interest asset, which represents the value of the undeveloped mineral interest and is not depletable, to the mineral properties asset, which represents the value of proven and probable reserves and is depletable. The error in calculation arose from the incorrect use of fair value information available on the per ounce value at the date of acquisition and resulted in the overstatement of the proven and probable reserves asset, which is subject to depletion, and an understatement of the undeveloped mineral interest asset, both of which are categories reported within properties, plants, equipment and mineral interests, net on the balance sheet. The overstatement of the conversions to the proven and probable reserves asset during the periods from January 1, 2014 through June 30, 2018 resulted in overstatements of accumulated DDA and DDA expense in each of these periods. The adjustments in the third quarter of 2018 to record the cumulative amounts related to this overstatement for prior periods through June 30, 2018 were:

Condensed Consolidated Balance Sheet (Unaudited)	(in millions)
Debit - Accumulated DDA (recorded within properties, plants, equipment and mineral interests, net)	$14.2
Credit - Deferred tax liability	(3.8)
Credit - Accumulated deficit	(7.7)

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
Credit - DDA expense	(3.7)
Debit - Income tax provision (benefit)	1.0
Net decrease to net loss for the nine months ended September 30, 2018	2.7

We assessed the materiality of the effect of the errors on our prior quarterly and annual financial statements, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin ("SAB") No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and concluded the errors were not material to any of our previously issued financial statements. Consequently, we will correct these errors prospectively and revise our financial statements when the consolidated balance sheets, statements of operations and comprehensive income and cash flows for such prior periods are included in future filings (the "Revisions"). The Revisions had no net impact on our sales or net cash provided by operating activities for any period presented.

The following tables present a summary of the impact, by financial statement line item, of the Revisions for the three months ended March 31, 2017,  June 30, 2017 and September 30, 2017, the six months ended June 30, 2017, the nine months ended September 30, 2017, as of and for the year ended December 31, 2017, and for the year ended December 31, 2016:

	Three Months Ended September 30, 2017
(in thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
Depreciation, depletion and amortization	$28,844	$674	$29,518
Total cost of sales	97,202	674	97,876
Gross profit	43,637	(674)	42,963
Income (loss) from operations	20,942	(674)	20,268
Foreign exchange (loss) gain	(4,764)	(153)	(4,917)
Total other (expense) income	(24,931)	(153)	(25,084)
(Loss) income before income taxes	(3,989)	(827)	(4,816)
Income tax benefit (provision)	5,401	(271)	5,130
Net income	$1,412	$(1,098)	$314
Income applicable to common shareholders	$1,274	$(1,098)	$176
Comprehensive income	9,048	(1,098)	7,950
Basic income per common share after preferred dividends	$—	$—	$—
Diluted income per common share after preferred dividends	$—	$—	$—

	Nine Months Ended September 30, 2017
(in thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
Depreciation, depletion and amortization	$83,365	$3,621	$86,986
Total cost of sales	307,902	3,621	311,523
Gross profit	109,760	(3,621)	106,139
Income (loss) from operations	40,788	(3,621)	37,167
Foreign exchange (loss) gain	(10,909)	651	(10,258)
Total other (expense) income	(54,935)	651	(54,284)
(Loss) income before income taxes	(14,147)	(2,970)	(17,117)
Income tax benefit (provision)	18,377	(813)	17,564
Net income	$4,230	$(3,783)	$447
Income applicable to common shareholders	$3,816	$(3,783)	$33
Comprehensive income	17,948	(3,783)	14,165
Basic income per common share after preferred dividends	$0.01	$(0.01)	$—
Diluted income per common share after preferred dividends	$0.01	$(0.01)	$—

Condensed Consolidated Statements of Cash Flows (Unaudited)
Net income	$4,230	$(3,783)	$447
Depreciation, depletion and amortization	87,634	3,621	91,255
Foreign exchange loss (gain)	11,171	(651)	10,520
Deferred income taxes	(24,280)	813	(23,467)
Cash provided by operating activities	$74,115	$—	$74,115

	As of and for the Year Ended December 31, 2017
(in thousands)	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Balance Sheet
Inventories: Concentrate, doré, and stockpiled ore	$28,455	$911	$29,366
Total current assets	320,325	911	321,236
Properties, plants, equipment and mineral interests, net	2,020,021	(20,710)	1,999,311
Total assets	2,364,957	(19,799)	2,345,158
Deferred tax liability	121,546	2,806	124,352
Total liabilities	881,075	2,806	883,881
Accumulated deficit	(195,484)	(22,605)	(218,089)
Total shareholders' equity	1,483,882	(22,605)	1,461,277
Total liabilities and shareholders' equity	2,364,957	(19,799)	2,345,158

Consolidated Statements of Operation and Comprehensive (Loss) Income
Depreciation, depletion and amortization	$116,062	$4,537	$120,599
Total cost of sales	420,789	4,537	425,326
Gross profit	156,986	(4,537)	152,449
Income (loss) from operations	64,643	(4,537)	60,106
Foreign exchange (loss) gain	(10,300)	620	(9,680)
Total other (expense) income	(68,283)	620	(67,663)
(Loss) income before income taxes	(3,640)	(3,917)	(7,557)
Income tax (provision) benefit	(19,879)	(1,084)	(20,963)
Net (loss) income	$(23,519)	$(5,001)	$(28,520)
(Loss) income applicable to common shareholders	$(24,071)	$(5,001)	$(29,072)
Comprehensive income (loss)	(12,290)	(5,001)	(17,291)
Basic (loss) income per common share after preferred dividends	$(0.06)	$(0.01)	$(0.07)
Diluted (loss) income per common share after preferred dividends	$(0.06)	$(0.01)	$(0.07)

Condensed Consolidated Statements of Cash Flows
Net (loss) income	$(23,519)	$(5,001)	$(28,520)
Depreciation, depletion and amortization	121,930	4,537	126,467
Foreign exchange loss (gain)	10,828	(620)	10,208
Deferred income taxes	18,308	1,084	19,392
Cash provided by operating activities	$115,878	$—	$115,878

	Three Months Ended March 31, 2017
(in thousands)	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Statements of Operation and Comprehensive Income (Loss) (Unaudited)
Depreciation, depletion and amortization	$28,952	$1,483	$30,435
Total cost of sales	107,628	1,483	109,111
Gross profit	34,916	(1,483)	33,433
Income from operations	15,871	(1,483)	14,388
Foreign exchange gain (loss)	(2,262)	2	(2,260)
Total other expense	(18,108)	2	(18,106)
Income (loss) before income taxes	(2,237)	(1,481)	(3,718)
Income tax (provision) benefit	29,071	(271)	28,800
Net income	$26,834	$(1,752)	$25,082
Income applicable to common shareholders	$26,696	$(1,752)	$24,944
Comprehensive income	30,038	(1,752)	28,286
Basic income per common share after preferred dividends	$0.07	$—	$0.07
Diluted income per common share after preferred dividends	$0.07	$—	$0.07

Condensed Consolidated Statements of Cash Flows (Unaudited)
Net income	$26,834	$(1,752)	$25,082
Depreciation, depletion and amortization	29,590	1,483	31,073
Foreign exchange (gain) loss	506	(2)	504
Deferred income taxes	(21,234)	271	(20,963)
Cash provided by operating activities	$38,285	$—	$38,285

	Three Months Ended June 30, 2017
(in thousands)	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Statements of Operation and Comprehensive Income (Loss) (Unaudited)
Depreciation, depletion and amortization	$25,569	$1,464	$27,033
Total cost of sales	103,072	1,464	104,536
Gross profit	31,207	(1,464)	29,743
Income from operations	3,975	(1,464)	2,511
Foreign exchange gain (loss)	(3,883)	803	(3,080)
Total other income (expense)	(11,896)	803	(11,093)
Income (loss) before income taxes	(7,921)	(661)	(8,582)
Income tax (provision) benefit	(16,095)	(271)	(16,366)
Net income (loss)	$(24,016)	$(932)	$(24,948)
Income (loss) applicable to common shareholders	$(24,154)	$(932)	$(25,086)
Comprehensive income (loss)	(21,138)	(932)	(22,070)
Basic income (loss) per common share after preferred dividends	$(0.06)	$—	$(0.06)
Diluted income (loss) per common share after preferred dividends	$(0.06)	$—	$(0.06)

	Six Months Ended June 30, 2017
(in thousands)	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Statements of Operation and Comprehensive Income (Loss) (Unaudited)
Depreciation, depletion and amortization	$54,521	$2,947	$57,468
Total cost of sales	210,700	2,947	213,647
Gross profit	66,123	(2,947)	63,176
Income from operations	19,846	(2,947)	16,899
Foreign exchange gain (loss)	(6,145)	805	(5,340)
Total other income (expense)	(30,004)	805	(29,199)
Income (loss) before income taxes	(10,158)	(2,142)	(12,300)
Income tax (provision) benefit	12,976	(542)	12,434
Net income (loss)	$2,818	$(2,684)	$134
Income (loss) applicable to common shareholders	$2,542	$(2,684)	$(142)
Comprehensive income (loss)	8,900	(2,684)	6,216
Basic income (loss) per common share after preferred dividends	$0.01	$(0.01)	$—
Diluted income (loss) per common share after preferred dividends	$0.01	$(0.01)	$—

Condensed Consolidated Statements of Cash Flows (Unaudited)
Net income	$2,818	$(2,684)	$134
Depreciation, depletion and amortization	56,908	2,947	59,855
Foreign exchange (gain) loss	5,201	(805)	4,396
Deferred income taxes	(22,113)	542	(21,571)
Cash provided by operating activities	$45,821	$—	$45,821

	For the Year Ended December 31, 2016
(in thousands)	As Previously Reported	Adjustment	As Revised
Consolidated Statements of Operation and Comprehensive (Loss) Income
Depreciation, depletion and amortization	$116,126	$7,505	$123,631
Total cost of sales	454,451	7,505	461,956
Gross profit	191,506	(7,505)	184,001
Income (loss) from operations	116,944	(7,505)	109,439
Foreign exchange (loss) gain	(2,926)	189	(2,737)
Total other (expense) income	(19,969)	189	(19,780)
(Loss) income before income taxes	96,975	(7,316)	89,659
Income tax (provision) benefit	(27,428)	(662)	(28,090)
Net (loss) income	$69,547	$(7,978)	$61,569
(Loss) income applicable to common shareholders	$68,995	$(7,978)	$61,017
Comprehensive income (loss)	67,576	(7,978)	59,598
Basic (loss) income per common share after preferred dividends	$0.18	$(0.02)	$0.16
Diluted (loss) income per common share after preferred dividends	$0.18	$(0.02)	$0.16

Condensed Consolidated Statements of Cash Flows
Net (loss) income	$69,547	$(7,978)	$61,569
Depreciation, depletion and amortization	117,413	7,505	124,918
Foreign exchange loss (gain)	4,649	(189)	4,460
Deferred income taxes	2,112	662	2,774
Cash provided by operating activities	$225,328	$—	$225,328

Note 3.    Investments

Our current investments, which are classified as "available for sale" and consist of bonds having maturities of greater than 90 days were $33.8 million at December 31, 2017. We held no such investments as of September 30, 2018. During the first nine months of 2018 and 2017, we had purchases of such investments of $31.2 million and $35.3 million, respectively, and maturities of $64.9 million and $31.2 million, respectively. Our current investments at December 31, 2017 consisted of the following (in thousands):

	December 31, 2017
	Amortized cost	Unrealized+ loss	Fair value
Corporate bonds	$33,778	$(20)	$33,758

At September 30, 2018 and December 31, 2017, the fair value of our non-current investments was $7.2 million and $7.6 million, respectively.  Our non-current investments consist of marketable equity securities which are carried at fair value, and are primarily classified as “available-for-sale.” The cost basis of our non-current investments was approximately $7.9 million and $5.7 million at September 30, 2018 and December 31, 2017, respectively. In the first nine months of 2018 and 2017, we acquired marketable equity securities having a cost basis of $0.8 million and $1.6 million, respectively. During the first nine months of 2018, we recognized $2.5 million in net unrealized losses in current earnings. During the first nine months of 2017, we recognized $1.5 million in net unrealized gains in other comprehensive income and $0.1 million in net unrealized losses in current earnings.

Note 4.   Income Taxes

Major components of our income tax provision (benefit) for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Current:
Domestic	$—	$—	$1	$(12,797)
Foreign	80	(3,959)	4,250	17,491
Total current income tax provision (benefit)	80	(3,959)	4,251	4,694

Deferred:
Domestic	(3,778)	1,980	(3,778)	(13,958)
Foreign	1,019	(3,151)	(1,957)	(8,300)
Total deferred income tax provision (benefit)	(2,759)	(1,171)	(5,735)	(22,258)
Total income tax provision (benefit)	$(2,679)	$(5,130)	$(1,484)	$(17,564)

The current income tax provisions for the three and nine months ended September 30, 2018 and 2017 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income due primarily to the impact of taxation in foreign jurisdictions, a valuation allowance on the majority of U.S. deferred taxes and the impact of the change in accounting method treatment of the #4 Shaft development costs in 2017.

As of September 30, 2018, we have a net deferred tax liability in the U.S. of $46.7 million, a net deferred tax liability in Canada of $118.1 million and a net deferred tax asset in Mexico of $1.9 million, for a consolidated worldwide net deferred tax liability of $162.9 million.

With the acquisition of Klondex on July 20, 2018 (see Note 14), we acquired a U.S. consolidated tax group (the "Klondex U.S. Group") that did not join the existing consolidated U.S. tax group of Hecla Mining Company and subsidiaries (“Legacy Hecla”). Under acquisition accounting, we recorded a net deferred tax liability of $50.1 million. For the three and nine months ended September 30, 2018, we recorded a tax benefit of $3.8 million on a net tax loss of $15.2 million in the Klondex U.S. group.

For Legacy Hecla, we recorded a full valuation allowance in the U.S. in December 2017 as a result of U.S. tax reform. Our circumstances at September 30, 2018 continued to support a full valuation allowance in the U.S. for Legacy Hecla. In the first quarter of 2017, we received consent from the Internal Revenue Service to permit us to take a different income tax position relating to the timing of deductions for the #4 Shaft development costs at Lucky Friday. This tax accounting method change substantially revised the timing of deductions for these costs for regular tax and Alternative Minimum Tax ("AMT") relative to our projected life of mine and projected taxable income. These timing changes caused us to revise our assessment of the ability to generate sufficient future taxable income to realize our deferred tax assets, resulting in a valuation allowance release of approximately $15 million.

Note 5.    Commitments, Contingencies and Obligations

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

Rio Grande Silver Guaranty

Our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), is party to a joint venture with Emerald Mining & Leasing, LLC (“EML”) and certain other parties with respect to a land package in the Creede Mining District of Colorado that is adjacent to other land held by Rio. Rio holds a 70% interest in the joint venture. In connection with the joint venture, we are required to guarantee certain environmental remediation-related obligations of EML to a third party up to a maximum liability to us of $2.5 million. As of September 30, 2018, we have not been required to make any payments pursuant to the guaranty. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML fail to meet its obligations to the third party. However, to the extent that any payments are made by us under the guaranty, EML, in addition to other parties, has jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guaranty as of September 30, 2018.

Lucky Friday Water Permit Matters

In December 2013, the EPA issued to Hecla Limited a request for information under Section 308 of the Clean Water Act directing Hecla Limited to undertake a comprehensive groundwater investigation of Lucky Friday’s tailings pond no. 3 to evaluate whether the pond is causing the discharge of pollutants via seepage to groundwater that is discharging to surface water. We completed the investigation mandated by the EPA and submitted a draft report to the agency in December 2015. We are waiting for the EPA’s response and we cannot predict what further action, if any, the agency may take.

Hecla Limited strives to maintain its water discharges at the Lucky Friday unit in full compliance with its permits and applicable laws; however, we cannot provide assurance that in the future it will be able to fully comply with the permit limits and other regulatory requirements regarding water management.

Johnny M Mine Area near San Mateo, McKinley County and San Mateo Creek Basin, New Mexico

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

In July 2018, the EPA informed Hecla Limited that it and several other potentially responsible parties ("PRPs") may be liable for cleanup of the site or for costs incurred by the EPA in cleaning up the site. The EPA stated it has incurred approximately $9.6 million in response costs to date. Hecla Limited cannot with reasonable certainty estimate the amount or range of liability, if any, relating to this matter because of, among other reasons, the lack of information concerning the site, including the relative contributions, if any, of contamination by the various PRPs.

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

In August 2018, the EPA informed Hecla Limited that it and several other PRPs may be liable for cleanup of the site or for costs incurred by the EPA in cleaning up the site. The EPA did not include an amount of its alleged response costs to date. Hecla Limited cannot with reasonable certainty estimate the amount or range of liability, if any, relating to this matter because of, among other reasons, the lack of information concerning past or anticipated future costs at the site and the relative contributions, if any, of contamination by the various PRPs.

Litigation Related to Klondex Acquisition

Following the announcement of our proposed acquisition of Klondex, Klondex and members of the Klondex board of directors were named as defendants in five putative stockholder class actions, brought by purported stockholders of Klondex, challenging the proposed merger. The lawsuits were all filed in the United States District Court for the District of Nevada, but only three cases remain, and they are captioned: Gunderson v. Klondex Mines Ltd., et al., No. 3:18-cv-00256 (D. Nev. May 31, 2018); Nelson Baker v. Klondex Mines Ltd., et al., No. 3:18-cv-00288 (D. Nev. June 15, 2018); and Lawson v. Klondex Mines Ltd., et al., No. 3:18-cv-00284 (D. Nev. June 15, 2018). The Gunderson complaint also named Hecla Mining Company and our subsidiary now known as Klondex Mines Unlimited Liability Company (“Merger Sub”) as defendants. The other two lawsuits were subsequently dismissed.

The plaintiffs generally claim that Klondex issued a proxy statement that included misstatements or omissions, in violation of sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended. The Gunderson complaint also asserts a claim that the individual members of the Klondex board of directors breached their fiduciary duties of care, loyalty and good faith by authorizing the merger with Hecla for what the plaintiff asserts is inadequate consideration, an inadequate process, and with inadequate disclosures. The plaintiffs seek, among other things, to enjoin the merger, rescind the transaction or obtain rescissory damages if the merger is consummated, and recover attorneys’ fees and costs.

On September 21, 2018, Plaintiffs Baker and Lawson each filed motions to consolidate the remaining cases and be appointed lead plaintiff.

Although it is not possible to predict the outcome of litigation matters with certainty, each of Klondex, its directors, Hecla and Merger Sub believe that each of the lawsuits are without merit, and the parties intend to vigorously defend against all claims asserted.

In addition, on September 11, 2018, a lawsuit was filed in the Ontario (Canada) Superior Court of Justice by Waterton Nevada Splitter LLC against Hecla Mining Company, our subsidiary Klondex Mines Unlimited Liability Company and Havilah Mining Corporation, an entity that was formed to own the Canadian assets of Klondex that we did not acquire as part of the Klondex acquisition in July 2018, and of which we own approximately 13%. The lawsuit alleges that Hecla and Havilah are in breach of contract in connection with the issuance to Waterton of warrants to purchase Hecla common stock and Havilah common shares to replace warrants to purchase Klondex common shares that Waterton owned prior to the July 2018 acquisition. The lawsuit claims Hecla and Havilah issued warrants to Waterton valued at $3.7 million but that Waterton was entitled to warrants valued at $8.9 million. We believe the lawsuit is without merit and will vigorously defend it.

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

See Note 10 for more information.

Other Commitments

Our contractual obligations as of September 30, 2018 included approximately $1.6 million for various costs. In addition, our open purchase orders at September 30, 2018 included approximately $0.4 million, $2.0 million, $14.2 million and $5.3 million for various capital and non-capital items at the Lucky Friday, Casa Berardi, Greens Creek and Nevada Operations units, respectively. We also have total commitments of approximately $15.7 million relating to scheduled payments on capital leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units (see Note 10 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of September 30, 2018, we had surety bonds totaling $181.6 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 6.    (Loss) earnings Per Common Share

We are authorized to issue 750,000,000 shares of common stock, $0.25 par value per share. At September 30, 2018, there were 485,136,257 shares of our common stock issued and 5,226,791 shares issued and held in treasury, for a net of 479,909,466 shares outstanding. Basic and diluted loss per common share, after preferred dividends, was $(0.05) and $(0.01) for the three- and nine-month periods ended September 30, 2018, respectively. Basic and diluted income per common share, after preferred dividends, was $0.00 and $0.00 for the three- and nine-month periods ended September 30, 2017, respectively.

Diluted (loss) income per share for the three and nine months ended September 30, 2018 and 2017 excludes the potential effects of outstanding shares of our convertible preferred stock, as their conversion would have no effect on the calculation of dilutive shares.

For the three-month and nine-month periods ended September 30, 2018, all restricted share units, deferred shares and warrants were excluded from the computation of diluted loss per share, as our reported loss for that period would cause them to have no effect on the calculation of loss per share. For the three-month and nine-month periods ended September 30, 2017, the calculation of diluted income per share included dilutive (i) restricted stock units that were unvested or which vested in the respective period of 901,047 and 1,857,555, respectively, and (ii) deferred shares of 1,509,159 for each period. There were no warrants outstanding during the three-month and nine-month periods ended September 30, 2017.

Note 7.    Business Segments and Sales of Products

We discover, acquire, develop, produce, and market concentrates and doré containing silver, gold, lead and zinc. We are currently organized and managed in five reporting segments: the Greens Creek unit, the Lucky Friday unit, the Casa Berardi unit, the San Sebastian unit and the Nevada Operations unit. The Nevada Operations unit was added as a result of our acquisition of Klondex in July 2018 (see Note 14 for more information).

General corporate activities not associated with operating units and their various exploration activities, as well as discontinued operations and idle properties, are presented as “other.”  Interest expense, interest income and income taxes are considered general corporate items, and are not allocated to our segments.

The following tables present information about our reportable segments for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales to unaffiliated customers:
Greens Creek	$65,187	$61,062	$205,642	$191,250
Lucky Friday	(11)	199	8,253	20,022
Casa Berardi	52,850	53,989	164,501	139,524
San Sebastian	14,129	25,589	40,727	66,866
Nevada Operations	11,494	—	11,494	—
	$143,649	$140,839	$430,617	$417,662
Income (loss) from operations:
Greens Creek	$10,705	$16,575	$59,373	$46,107
Lucky Friday	(5,404)	(4,642)	(14,811)	(8,974)
Casa Berardi	(1,146)	2,208	3,118	(4,692)
San Sebastian	(2,381)	17,017	2,275	42,363
Nevada Operations	(13,741)	—	(13,741)	—
Other	(18,409)	(10,890)	(50,885)	(37,637)
	$(30,376)	$20,268	$(14,671)	$37,167

The following table presents identifiable assets by reportable segment as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Identifiable assets:
Greens Creek	$651,814	$671,960
Lucky Friday	429,334	432,400
Casa Berardi	758,415	784,706
San Sebastian	47,352	62,198
Nevada Operations	539,410	—
Other	283,933	393,894
	$2,710,258	$2,345,158

Our products consist of both metal concentrates, which we sell to custom smelters and brokers, and unrefined bullion bars (doré), which may be sold as doré or further refined before sale to precious metals traders. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer.

For sales of metals from refined doré, the performance obligation is met and revenue is recognized at the time of transfer of control of the agreed-upon metal quantities to the customer by the refiner, and the transaction price is known at that time. For sales of doré, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of title and control of the doré containing the agreed-upon metal quantities to the customer. Refining, selling and shipping costs related to sales of doré and metals from doré are recorded to cost of sales as incurred.

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

The consideration we receive for our concentrate sales fluctuates due to changes in metals prices between the time of shipment and final settlement with the customer. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement with the customer. Also, it is unlikely a significant reversal of revenue for any one concentrate parcel will occur. As such, we use the expected value method to price the parcels until the final settlement date occurs, at which time the final transaction price is known. At September 30, 2018, metals contained in concentrates and exposed to future price changes totaled 1.2 million ounces of silver, 5,734 ounces of gold, 7,277 tons of zinc, and 2,447 tons of lead.  However, as discussed in Note 12, we seek to mitigate the risk of negative price adjustments by using financially-settled forward contracts for some of our sales.

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

Sales of metal concentrates and metal products are made principally to custom smelters, brokers and metals traders. The percentage of sales contributed by each segment is reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Greens Creek	45%	43%	48%	46%
Lucky Friday	—%	—%	2%	5%
Casa Berardi	37%	38%	39%	33%
San Sebastian	10%	19%	9%	16%
Nevada Operations	8%	—%	2%	—%
	100%	100%	100%	100%

Sales of products by metal for the three- and nine-month periods ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Silver	$38,009	$43,228	$111,656	$140,662
Gold	82,628	73,603	233,308	203,279
Lead	7,552	6,373	27,469	28,093
Zinc	20,990	24,327	78,714	74,692
Less: Smelter and refining charges	(5,530)	(6,692)	(20,530)	(29,064)
Sales of products	$143,649	$140,839	$430,617	$417,662

The following is sales information by geographic area based on the location of smelters and brokers (for concentrate shipments) and location of parent companies (for doré sales to metals traders) for the three- and nine-month periods ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Canada	$83,723	$79,834	$266,915	$263,268
Korea	35,796	27,396	110,036	75,339
Japan	3,301	14,419	20,971	38,513
China	—	16,695	66	32,047
United States	15,807	3,121	24,296	12,407
Total, excluding gains/losses on forward contracts	$138,627	$141,465	$422,284	$421,574

Sales by significant product type for the three- and nine-month periods ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Doré and metals from doré	$83,068	$82,764	$232,085	$219,276
Lead concentrate	36,728	31,548	113,211	124,553
Zinc concentrate	14,965	21,278	63,197	61,841
Bulk concentrate	3,866	5,875	13,791	15,904
Total, excluding gains/losses on forward contracts	$138,627	$141,465	$422,284	$421,574

Sales of products for the three- and nine-month periods ended September 30, 2018 included net gains of $5.0 million and $8.3 million, respectively, on financially-settled forward contracts for silver, gold, lead and zinc contained in our concentrate sales. Sales of products for the three- and nine-month periods ended September 30, 2017 included net losses of $0.6 million and $3.9 million, respectively, on the forward contracts. See Note 12 for more information.

Sales of products to significant customers as a percentage of total sales were as follows for the three- and nine-month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

CIBC	26%	23%	34%	24%
Scotia	19%	33%	13%	26%
Korea Zinc	15%	25%	22%	20%
Teck Metals Ltd.	11%	—%	11%	10%
Trafigura	10%	—%	3%	4%
Louis Dreyfus	—%	12%	—%	4%

Our trade accounts receivable balance related to contracts with customers was $12.9 million at September 30, 2018 and 2017 and $14.8 million at December 31, 2017, and included no allowance for doubtful accounts.

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

We do not incur significant costs to obtain contracts, nor costs to fulfill contracts which are not addressed by other accounting standards. Therefore, we have not recognized an asset for such costs as of September 30, 2018 or December 31, 2017.

The sales and income (loss) from operations amounts reported above include results from our Lucky Friday segment. The Lucky Friday mine is our only operation where some of our employees are subject to a collective bargaining agreement, and the most recent agreement expired on April 30, 2016. On February 19, 2017, the unionized employees voted against our contract offer, and on March 13, 2017 went on strike and have been on strike since that time. Production at Lucky Friday was suspended from the start of the strike until July 2017, when limited production resumed. For the first nine months of 2018 and 2017, suspension costs not related to production of $13.5 million and $11.5 million, respectively, along with $3.7 million and $2.9 million, respectively, in non-cash depreciation expense, are reported in a separate line item on our consolidated statements of operations. We cannot predict how long the strike will last or whether an agreement will be reached. As a result of the strike or other related events, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations. If the strike continues for a further extended period or it is determined an eventual resolution is unlikely, it may be appropriate in the future to review the carrying value of properties, plants, equipment and mineral interests at Lucky Friday. Under such review, if estimated undiscounted cash flows from Lucky Friday were less than its carrying value, an impairment loss would be recognized for the difference between the carrying value and the estimated fair value. The carrying value of properties, plants, equipment and mineral interests at Lucky Friday as of September 30, 2018 was approximately $428.8 million. However, Lucky Friday has significant identified reserves and mineralized material and a current estimated mine life of approximately 22 years.

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

Note 8.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017
Service cost	$1,252	$1,196
Interest cost	1,377	1,339
Expected return on plan assets	(1,634)	(1,462)
Amortization of prior service cost	15	(84)
Amortization of net loss	931	1,033
Net periodic pension cost	$1,941	$2,022

	Nine Months Ended September 30,
	2018	2017
Service cost	$3,756	$3,588
Interest cost	4,131	4,017
Expected return on plan assets	(4,902)	(4,386)
Amortization of prior service cost	45	(252)
Amortization of net loss	2,793	3,099
Net periodic pension cost	$5,823	$6,066

For the three- and nine-month periods ended September 30, 2018, the service cost component of net periodic pension cost is included in the same line items of our condensed consolidated financial statements as other employee compensation costs, and the net expense of $0.7 million and $2.1 million, respectively, related to all other components of net periodic pension cost is included in other (expense) income on our condensed consolidated statements of operations and comprehensive income (loss). For the three- and nine-month periods ended September 30, 2017, all components of net periodic pension cost are included in the same line items of our condensed consolidated financial statements as other employee compensation costs.

In April 2018 and July 2018, we made cash contributions of  $1.3 million and $1.2 million, respectively, to our defined benefit plans. In September 2018 we contributed $5.5 million in shares of our common stock. We are not required to make additional contributions to our defined benefit plans in 2018. We expect to contribute approximately $0.5 illion to our unfunded supplemental executive retirement plan during 2018.

Note 9.    Shareholders’ Equity

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

In June and August 2018, the Board of Directors granted the following restricted stock unit awards to employees resulting in a total expense of $7.0 million:

•	1,854,054 restricted stock units, with one third of those vesting in June 2019, one third vesting in June 2020, and one third vesting in June 2021;
•	96,604 restricted stock units, with one half of those vesting in June 2019 and one-half vesting in June 2020; and
•	28,721 restricted stock units that vest in June 2019.

An expense of $2.5 million related to the unit awards discussed above vesting in 2019 will be recognized on a straight-line basis over the twelve months following the date of the award. An expense of $2.4 million related to the unit awards discussed above vesting in 2020 will be recognized on a straight-line basis over the twenty-four months following the date of the award. An expense of $2.2 million related to the unit awards discussed above vesting in 2021 will be recognized on a straight-line basis over the thirty-six-month period following the date of the award.

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

Stock-based compensation expense for restricted stock unit and performance-based grants to employees and shares issued to nonemployee directors recorded in the first nine months of 2018 totaled $4.7 million, compared to $4.9 million in the same period last year.

In connection with the vesting of restricted stock units and other stock grants, employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations and pays the obligations in cash.  As a result, in the first nine months of 2018 we withheld 697,341 shares valued at approximately $2.7 million, or approximately $3.86 per share. In the first nine months of 2017 we withheld 588,240 shares valued at approximately $3.0 million, or approximately $5.09 per share.

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

On November 6, 2018, our Board of Directors declared a common stock dividend, pursuant to the minimum annual dividend component of the policy described above, of $0.0025 per share, for a total dividend of approximately $1.2 million payable in December 2018. Because the average realized silver price for the third quarter of 2018 was $14.68 per ounce, below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 23, 2016, we may issue and sell shares of our common stock from time to time through ordinary broker transactions having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. The terms of sales transactions under the agreement, including trading day(s), number of shares sold in the aggregate, number of shares sold per trading day, and the floor selling price per share, are proposed by us to the sales agent. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. The shares issued under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to our shelf registration statement on Form S-3, which was filed with the SEC on February 23, 2016. As of September 30, 2018, we had sold 5,634,758 shares under the agreement for total proceeds of approximately $20.8 million, net of commissions of approximately $0.5 million. We sold 1,025,911 shares under the agreement during the third quarter of 2018 for total proceeds of $3.1 million, net of commissions of approximately $0.1 million.

Common Stock Repurchase Program

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of September 30, 2018, 934,100 shares have been purchased at an average price of $3.99 per share, leaving approximately 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at November 6, 2018, was $2.49 per share.

Warrants

As discussed in Note 14, we issued 4,136,000 warrants to purchase one share of our common stock to holders of warrants to purchase Klondex common stock under the terms of the Klondex acquisition, and all of the warrants were outstanding as of September 30, 2018. 2,068,000 of the warrants have an exercise price of $8.02 and expire in April 2032. 2,068,000 of the warrants have an exercise price of $1.57 and expire in February 2029.

Note 10.    Debt, Credit Facility and Capital Leases

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

The Senior Notes are recorded net of a 2% initial purchaser discount totaling $10 million at the time of the April 2013 issuance and having an unamortized balance of $3.3 million as of September 30, 2018. The Senior Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for.  Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. During the nine months ended September 30, 2018 and 2017, interest expense related to the Senior Notes and amortization of the initial purchaser discount and fees related to the issuance of the Senior Notes totaled $27.2 million and $26.3 million, respectively. The interest expense related to the Senior Notes for the nine months ended September 30, 2017 was net of $0.9 million in capitalized interest, primarily related to the #4 Shaft project at our Lucky Friday unit which was completed in January 2017. Interest expense for the nine months ended September 30, 2017 also included $1.1 million in costs related to our private offering of new Senior Notes in June 2017 and concurrent tender offer to purchase our existing Senior Notes, which were not completed.

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

Ressources Québec Notes

On March 5, 2018, we entered into a note purchase agreement pursuant to which we issued CAD$40 million (approximately USD$30.8 million at the time of the transaction) in aggregate principal amount of our Series 2018-A Senior Notes due May 1, 2021 (the “RQ Notes”) to Ressources Québec, a subsidiary of Investissment Québec, a financing arm of the Québec government. The RQ Notes were issued at a discount of 0.58%, or CAD$0.2 million, and bear interest at a rate of 4.68% per year, payable on May 1 and November 1 of each year, commencing May 1, 2018. The RQ Notes are senior and unsecured and are pari passu in all material respects with the Senior Notes, including with respect to guarantees of the RQ Notes by certain of our subsidiaries. The net proceeds from the RQ Notes are required to be used for development and expansion of our Casa Berardi mine. During the nine months ended September 30, 2018, interest expense related to the RQ Notes, including discount and origination fees, totaled $1.1 million.

Credit Facilities

In July 2018, we entered into a $200 million senior secured revolving credit facility which replaced our previous $100 million credit facility and has a term ending on June 14, 2022, provided, however, that if we do not refinance our outstanding Senior Notes due May 1, 2021 by November 1, 2020, the term of the credit facility ends on November 1, 2020. The credit facility increased to $250 million in November 2018 upon satisfaction of certain conditions, including adding certain subsidiaries of Klondex as borrowers under the credit facility and pledging the assets of those subsidiaries as additional collateral under the credit facility. The credit facility is collateralized by the shares of common stock held in our material domestic subsidiaries and by our joint venture interests in the Greens Creek mine, all of our rights and interests in the joint venture agreement, and all of our rights and interests in the assets of the joint venture.  Below is information on the interest rates, standby fee, and financial covenant terms under our credit facility in place as of September 30, 2018:

Interest rates:
Spread over the London Interbank Offered Rate	2.25	-	3.25%
Spread over alternative base rate	1.25	-	2.25%
Standby fee per annum on undrawn amounts		0.50%

Covenant financial ratios:
Senior leverage ratio (debt secured by liens/EBITDA)	not more than 2.50:1
Leverage ratio (total debt less unencumbered cash/EBITDA) (1)	not more than 4.50:1
Interest coverage ratio (EBITDA/interest expense)	not less than 3.00:1

(1) The leverage ratio will change to 4.00:1 effective January 1, 2020.

We are also able to obtain letters of credit under the facility, and for any such letters we are required to pay a participation fee of between 2.25% and 3.25% based on our total leverage ratio, as well as a fronting fee to each issuing bank of 0.20% annually on the average daily dollar amount of any outstanding letters of credit. There were $3.0 million in letters of credit outstanding as of September 30, 2018.

We believe we were in compliance with all covenants under the credit agreement and no amounts were outstanding as of September 30, 2018.  We drew $47.0 million on the facility in July 2018 which we repaid in September 2018. With the exception of the $3.0 million in letters of credit outstanding, we did not have a balance drawn on the revolving credit facility as of September 30, 2018.

As a result of the acquisition of Klondex in July 2018 (see Note 14 for more information), we assumed Klondex's revolving credit facility balance outstanding of $35.0 million. We paid the $35.0 million balance, and the Klondex credit facility was terminated, in July 2018.

Capital Leases

We have entered into various lease agreements, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units, which we have determined to be capital leases.  At September 30, 2018, the total liability balance associated with capital leases, including certain purchase option amounts, was $14.7 million, with $6.1 million of the liability classified as current and the remaining $8.6 million classified as non-current. At December 31, 2017, the total liability balance associated with capital leases was $11.8 million, with $5.6 million of the liability classified as current and $6.2 million classified as non-current. The total obligation for future minimum lease payments was $15.7 million at September 30, 2018, with $1.0 million attributed to interest.

At September 30, 2018, the annual maturities of capital lease commitments, including interest, are (in thousands):

Twelve-month period ending September 30,
2019	$6,182
2020	4,727
2021	3,543
2022	1,214
2023	9
Total	15,675
Less: imputed interest	(1,019)
Net capital lease obligation	$14,656

Note 11.    Developments in Accounting Pronouncements

Accounting Standards Updates Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall. The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 deferred the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. We adopted ASU No. 2014-09 as of January 1, 2018 using the modified-retrospective transition approach. The impact of adoption of the update to our consolidated financial statements for the nine months ended September 30, 2017 would have been a reclassification of $1.2 million in doré refining costs from sales of products to cost of sales and other direct production costs.

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

Adoption of ASU No. 2014-09 involves additional disclosures, where applicable, concerning (i) contracts with customers, (ii) significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and the transaction price, and (iii) assets recognized for costs to obtain or fulfill contracts. See Note 7 for information on our sales of products.

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

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We adopted this update as of January 1, 2018. Cash, cash equivalents, and restricted cash and cash equivalents on the condensed consolidated statement of cash flows includes restricted cash and cash equivalents of $1.0 million as of September 30, 2018 and December 31, 2017, $1.1 million as of September 30, 2017 and $2.2 million as of December 31, 2016, as well as amounts previously reported for cash and cash equivalents.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We applied the applicable provisions of the update to our acquisition of Klondex in July 2018 (see Note 14), which was accounted for as a business acquisition, and will apply the applicable provisions of the update to any future acquisitions.

In March 2017, the FASB issued ASU No. 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Period Postretirement Benefit Cost. The update provides specific requirements for classification and disclosure regarding the service cost component and other components of net benefit cost related to pension plans. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We have implemented this update effective January 1, 2018. For the full year of 2018, a total net expense of approximately $2.8 million for the components of net benefit cost, except service cost, is expected to be included in other income (expense) on our consolidated statements of operations, and not reported in the same line items as other employee compensation costs.

Accounting Standards Updates to Become Effective in Future Periods

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently reviewing our leases and compiling the information required to implement the new guidance. See Note 10 for information on future commitments related to our operating leases; the present value of these leases will be recognized on our balance sheet upon implementation of the new guidance. We are currently evaluating the potential impact of implementing this update on our consolidated financial statements.

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

Note 12.    Derivative Instruments

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi and San Sebastian mines are U.S. dollar ("USD")-functional entities which routinely incur expenses denominated in Canadian dollars ("CAD") and Mexican pesos ("MXN"), respectively, and such expenses expose us to exchange rate fluctuations between the USD and CAD and MXN. In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a program to manage our exposure to the impact of fluctuations in the exchange rate between the USD and MXN on our future operating costs denominated in MXN. The programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of September 30, 2018, we had 94 forward contracts outstanding to buy CAD$225.1 million having a notional amount of US$174.0 million, and 30 forward contracts outstanding to buy MXN$178.5 million having a notional amount of USD$8.8 million. The CAD contracts are related to forecasted cash operating costs at Casa Berardi to be incurred from 2018 through 2022 and have USD-to-CAD exchange rates ranging between 1.2729 and 1.3315. The MXN contracts are related to forecasted cash operating costs at San Sebastian to be incurred from 2018 through 2020 and have MXN-to-USD exchange rates ranging between 19.4400 and 20.8550. Our risk management policy provides that up to 75% of our planned cost exposure for five years into the future may be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of September 30, 2018, we recorded the following balances for the fair value of the contracts:

•	a current asset of $1.1 million, which is included in other current assets;
•	a non-current asset of $0.7 million, which is included in other non-current assets; and
•	a current liability of $0.1 million, which is included in other current liabilities.

Net unrealized gains of approximately $1.5 million related to the effective portion of the hedges were included in accumulated other comprehensive loss as of September 30, 2018. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $0.8 million in net unrealized gains included in accumulated other comprehensive loss as of September 30, 2018 would be reclassified to current earnings in the next twelve months. Net realized gains of approximately $0.2 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the nine months ended September 30, 2018. Net unrealized gains of approximately $19 thousand related to ineffectiveness of the hedges were included in gain (loss) on derivatives contracts on our consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2018.

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

As of September 30, 2018, we recorded the following balances for the fair value of the contracts:

•	a current asset of $0.3 million, which is included in other current assets; and
•	a current liability of $0.6 million, which is included in other current liabilities and is net of $0.2 million for contracts in a fair value current asset position.

We recognized an $8.3 million net gain during the first nine months of 2018 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net gain recognized on the contracts offsets losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $40.3 million net gain during the first nine months of 2018 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net gain for the first nine months of 2018 is the result of decreasing zinc and lead prices. During the third quarter of 2018, we settled, prior to their maturity date, contracts in a gain position for cash proceeds to us of approximately $32.8 million. As a result, there were no metals committed under contracts on forecasted sales as of September 30, 2018. This program, when utilized, is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below). When those prices increase compared to the contracts, we incur losses on the contracts.

The following tables summarize the quantities of metals committed under forward sales contracts at September 30, 2018 and December 31, 2017:

September 30, 2018	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2018 settlements	1,221	6	10,362	4,685	$14.56	$1,211	$1.17	$0.94

December 31, 2017	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2018 settlements	1,447	5	21,550	4,740	$16.64	$1,279	$1.45	$1.11

Contracts on forecasted sales
2018 settlements	—	—	32,187	16,645	N/A	N/A	$1.29	$1.06
2019 settlements	—	—	23,589	18,078	N/A	N/A	$1.33	$1.09
2020 settlements	—	—	3,307	2,866	N/A	N/A	$1.27	$1.08

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our revolving credit agreement would cause a default under the derivative contract. As of September 30, 2018, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.0 million as of September 30, 2018. If we were in breach of any of these provisions at September 30, 2018, we could have been required to settle our obligations under the agreements at their termination value of $1.0 million.

Note 13.    Fair Value Measurement

The table below sets forth our assets and liabilities that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category (in thousands).

Description	Balance at September 30, 2018	Balance at December 31, 2017	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$60,856	$186,107	Level 1
Available for sale securities:
Debt securities - municipal and corporate bonds	—	33,758	Level 2
Equity securities – mining industry	7,190	7,561	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	12,947	14,805	Level 2
Restricted cash balances:
Certificates of deposit and other bank deposits	1,010	1,032	Level 1
Derivative contracts:
Foreign exchange contracts	1,760	4,943	Level 2
Metal forward contracts	282	—	Level 2
Total assets	$84,045	$248,206

Liabilities:
Derivative contracts:
Foreign exchange contracts	$136	$—	Level 2
Metal forward contracts	604	15,531	Level 2
Total liabilities	$740	$15,531

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

We use financially-settled forward contracts to manage exposure to changes in the exchange rate between the USD and CAD and MXN, and the impact on CAD- and MXN-denominated operating costs incurred at our Casa Berardi and San Sebastian units (see Note 12 for more information). These contracts qualify for hedge accounting, with unrealized gains and losses related to the effective portion of the contracts included in accumulated other comprehensive loss, and unrealized gains and losses related to the ineffective portion of the contracts included in earnings each period. The fair value of each contract represents the present value of the difference between the forward exchange rate for the contract settlement period as of the measurement date and the contract settlement exchange rate.

We use financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments that have not reached final settlement.  We also use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead contained in our forecasted future concentrate shipments (see Note 12 for more information).  These contracts do not qualify for hedge accounting, and are marked-to-market through earnings each period.  The fair value of each contract represents the present value of the difference between the forward metal price for the contract settlement period as of the measurement date and the contract settlement metal price.

Our Senior Notes, which were recorded at their carrying value of $503.2 million, net of unamortized initial purchaser discount at September 30, 2018 of $3.3 million, had a fair value of $511.4 million at September 30, 2018. Quoted market prices, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. See Note 10 for more information.

Note 14. Acquisition of Klondex Mines Ltd.

On July 20, 2018, we acquired all of the issued and outstanding common shares of Klondex Mines Ltd. ("Klondex") for consideration valued at $2.24 per Klondex share (the "Arrangement"). The acquisition resulted in our 100% ownership of three producing gold mines, along with interests in various gold exploration properties, in northern Nevada. The acquisition is expected to increase our annual gold production, gives us ownership of operating gold mines and identified gold reserves and other mineralized material, and provides access to a large land package with known mineralization. Under the terms of the Arrangement, each holder of Klondex common shares had the option to receive either (i) $2.47 in cash (the “Cash Alternative”), (ii) 0.6272 of a Hecla share per Klondex share (the “Share Alternative”), or (iii) US$0.8411 in cash and 0.4136 of a Hecla share per Klondex share (the “Combined Alternative”), subject in the case of the Cash Alternative and the Share Alternative to pro-ration based on a maximum cash consideration of $153.2 million and a maximum number of Hecla shares issued of 75,276,176. Klondex shareholders also received shares of a newly formed company which holds the Canadian assets previously owned by Klondex (Havilah Mining Corporation (“Havilah”)). Klondex had 180,499,319 issued and outstanding common shares prior to consummation of the Arrangement. An additional 1,549,626 Klondex common shares were issued immediately prior to consummation of the Arrangement related to conversion of in-the-money Klondex options and certain outstanding restricted share units, resulting in a total of 182,048,945 issued and outstanding Klondex common shares at the time of consummation of the Arrangement. In connection with the Arrangement, we also issued an aggregate of 4,136,000 warrants to purchase one share of our common stock (“Hecla Warrants”) to holders of warrants to purchase Klondex common shares. Of the Hecla Warrants, 2,068,000 have an exercise price of $8.02 and expire in April 2032, and 2,068,000 have an exercise price of $1.57 and expire in February 2029. In addition, we settled share-based payment awards held by Klondex directors and employees for cash of $2.0 million. Consideration for the Arrangement was cash of $161.7 million, 75,276,176 shares of our common stock valued at $242.4 million, and issuance of the Hecla Warrants valued at $10.2 million, for total consideration of $414.2 million. The cash consideration includes $7.0 million for our subscription for common shares of Havilah and $1.5 million for settlement of certain equity compensation instruments.

The following summarizes the preliminary allocation of purchase price to the fair value of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Consideration:
Cash payments	$161,704
Hecla stock issued (75,276,176 shares at $3.22 per share)	242,389
Hecla warrants issued	10,155
Total consideration	$414,248

Fair value of net assets acquired:
Assets:
Cash	$12,874
Accounts receivable	3,453
Inventory - supplies	6,564
Inventory - finished goods, in-process material and stockpiled ore	10,302
Other current assets	2,583
Properties, plants, equipment and mineral interests	502,285
Non-current investments	1,596
Non-current restricted cash and investments	9,504
Total assets	549,161
Liabilities:
Accounts payable and accrued liabilities	17,270
Accrued payroll and related benefits	10,352
Accrued taxes	421
Lease liability	2,080
Debt	35,086
Asset retirement obligation	19,571
Deferred tax liability	50,133
Total liabilities	134,913
Net assets	$414,248

We do not believe there are any specific elements of the allocation of purchase price above that are subject to change. However, the overall allocation is preliminary and is subject to change.

Our results for the nine months ended September 30, 2018 include sales of products of $11.5 million and a net loss of $10.1 million since the acquisition date related to the operations acquired through the Arrangement.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Sales	$156,731	$182,489	$543,741	$573,950
Net (loss) income	(20,735)	(8,877)	4,694	2,523
(Loss) income applicable to common shareholders	(20,873)	(9,015)	4,280	(2,937)
Basic and diluted (loss) income per common share	(0.04)	(0.02)	0.01	(0.01)

The pro forma financial information includes adjustments to eliminate amounts related to the Canadian assets previously owned by Klondex, which were transferred to Havilah and not acquired by us, and costs related to the acquisition.

Note 15.    Guarantor Subsidiaries

Presented below are Hecla’s unaudited interim condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of Hecla's subsidiaries (the "Guarantors") of the Senior Notes and the RQ Notes (see Note 10 for more information). The Guarantors consist of the following of Hecla's 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Hecla Montana, Inc.; Revett Silver Company; RC Resources, Inc.; Troy Mine Inc.; Revett Exploration, Inc.; Revett Holdings, Inc.; Mines Management, Inc.; Newhi, Inc.; Montanore Minerals Corp.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; and Hecla Juneau Mining Company. By November 30, 2018, we expect to add as Guarantors our new domestic Klondex subsidiaries. We completed the initial offering of the Senior Notes on April 12, 2013, and a related exchange offer for virtually identical notes registered with the SEC on January 3, 2014. We issued the RQ Notes in March 5, 2018.

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

Condensed Consolidating Balance Sheets

	As of September 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$28,081	$6,198	$26,577	$—	$60,856
Other current assets	15,219	42,515	79,807	(68)	137,473
Properties, plants, and equipment - net	1,920	1,246,274	1,239,235	—	2,487,429
Intercompany receivable (payable)	256,831	(222,897)	(138,477)	104,543	—
Investments in subsidiaries	1,767,234	—	—	(1,767,234)	—
Other non-current assets	149,034	4,390	11,670	(140,594)	24,500
Total assets	$2,218,319	$1,076,480	$1,218,812	$(1,803,353)	$2,710,258
Liabilities and Stockholders' Equity
Current liabilities	$(79,535)	$77,328	$55,389	$79,274	$132,456
Long-term debt	534,067	4,911	137,938	(134,211)	542,705
Non-current portion of accrued reclamation	—	67,145	32,169	—	99,314
Non-current deferred tax liability	—	16,497	159,613	(11,182)	164,928
Other non-current liabilities	41,718	5,784	1,284	—	48,786
Shareholders' equity	1,722,069	904,815	862,419	(1,767,234)	1,722,069
Total liabilities and stockholders' equity	$2,218,319	$1,076,480	$1,248,812	$(1,833,353)	$2,710,258

	As of December 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$103,878	$31,016	$51,213	$—	$186,107
Other current assets	47,555	47,608	40,541	(575)	135,129
Properties, plants, and equipment - net	1,946	1,244,161	753,204	—	1,999,311
Intercompany receivable (payable)	287,310	(177,438)	(341,182)	231,310	—
Investments in subsidiaries	1,358,025	—	—	(1,358,025)	—
Other non-current assets	14,409	7,289	9,283	(6,370)	24,611
Total assets	$1,813,123	$1,152,636	$513,059	$(1,133,660)	$2,345,158
Liabilities and Stockholders' Equity
Current liabilities	$(226,576)	$66,550	$37,671	$234,485	$112,130
Long-term debt	502,229	2,303	3,890	—	508,422
Non-current portion of accrued reclamation	—	67,565	11,801	—	79,366
Non-current deferred tax liability	—	10,120	124,352	(10,120)	124,352
Other non-current liabilities	53,588	5,185	838	—	59,611
Stockholders' equity	1,483,882	1,000,913	334,507	(1,358,025)	1,461,277
Total liabilities and stockholders' equity	$1,813,123	$1,152,636	$513,059	$(1,133,660)	$2,345,158

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$5,020	$60,155	$78,474	$—	$143,649
Cost of sales	(157)	(39,733)	(53,719)	—	(93,609)
Depreciation, depletion, amortization	—	(12,427)	(31,037)	—	(43,464)
General and administrative	(4,802)	(4,866)	(659)	—	(10,327)
Exploration and pre-development	(1)	(4,056)	(9,549)	—	(13,606)
Research and development	—	(444)	(825)	—	(1,269)
Loss on derivative contracts	19,460	—	—	—	19,460
Foreign exchange gain (loss)	4,640	74	(6,926)	—	(2,212)
Lucky Friday suspension-related costs	—	(5,388)	(1,131)	—	(6,519)
Acquisition costs	(5,741)	(245)	(153)	—	(6,139)
Equity in earnings of subsidiaries	(54,618)	—	—	54,618	—
Other (expense) income	13,016	881	(5,900)	(19,824)	(11,827)
Income (loss) before income taxes	(23,183)	(6,049)	(31,425)	34,794	(25,863)
(Provision) benefit from income taxes	(1)	(18,552)	1,408	19,824	2,679
Net income (loss)	(23,184)	(24,601)	(30,017)	54,618	(23,184)
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common shareholders	(23,322)	(24,601)	(30,017)	54,618	(23,322)
Net income (loss)	(23,184)	(24,601)	(30,017)	54,618	(23,184)
Changes in comprehensive income (loss)	3,746	—	3	(3)	3,746
Comprehensive income (loss)	$(19,438)	$(24,601)	$(30,014)	$54,615	$(19,438)

	Nine Months Ended September 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$8,332	$205,563	$216,722	$—	$430,617
Cost of sales	245	(111,923)	(135,240)	—	(246,918)
Depreciation, depletion, amortization	—	(35,683)	(67,652)	—	(103,335)
General and administrative	(13,250)	(12,916)	(1,683)	—	(27,849)
Exploration and pre-development	(128)	(9,059)	(22,037)	—	(31,224)
Research and development	—	(2,505)	(2,537)	—	(5,042)
Loss on derivative contracts	40,271	—	—	—	40,271
Foreign exchange gain (loss)	(9,795)	—	12,651	—	2,856
Lucky Friday suspension-related costs	—	(17,206)	(1,131)	—	(18,337)
Acquisition costs	(9,041)	(313)	(302)	—	(9,656)
Equity in earnings of subsidiaries	(31,105)	—	—	31,105	—
Other (expense) income	11,602	(2,512)	(15,801)	(29,026)	(35,737)
Income (loss) before income taxes	(2,869)	13,446	(17,010)	2,079	(4,354)
(Provision) benefit from income taxes	(1)	(27,755)	214	29,026	1,484
Net income (loss)	(2,870)	(14,309)	(16,796)	31,105	(2,870)
Preferred stock dividends	(414)	—	—	—	(414)
Income (loss) applicable to common shareholders	(3,284)	(14,309)	(16,796)	31,105	(3,284)
Net income (loss)	(2,870)	(14,309)	(16,796)	31,105	(2,870)
Changes in comprehensive income (loss)	(3,520)	—	41	(41)	(3,520)
Comprehensive income (loss)	$(6,390)	$(14,309)	$(16,755)	$31,064	$(6,390)

	Three Months Ended September 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(626)	$61,887	$79,578	$—	$140,839
Cost of sales	687	(29,320)	(39,725)	—	(68,358)
Depreciation, depletion, amortization	—	(12,607)	(16,911)	—	(29,518)
General and administrative	(4,217)	(4,464)	(848)	—	(9,529)
Exploration and pre-development	(129)	(4,339)	(4,544)	—	(9,012)
Research and development	—	(1,130)	—	—	(1,130)
Gain on derivative contracts	(11,226)	—	—	—	(11,226)
Foreign exchange gain (loss)	12,153	—	(17,070)	—	(4,917)
Lucky Friday suspension costs	—	(4,780)	—	—	(4,780)
Equity in earnings of subsidiaries	(7,369)	—	—	7,369	—
Other expense	11,041	1,202	(4,676)	(14,752)	(7,185)
Income (loss) before income taxes	314	6,449	(4,196)	(7,383)	(4,816)
(Provision) benefit from income taxes	—	(1,338)	(8,284)	14,752	5,130
Net income (loss)	314	5,111	(12,480)	7,369	314
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common shareholders	176	5,111	(12,480)	7,369	176
Net income (loss)	314	5,111	(12,480)	7,369	314
Changes in comprehensive income (loss)	7,636	—	1,022	(1,022)	7,636
Comprehensive income (loss)	$7,950	$5,111	$(11,458)	$6,347	$7,950

	Nine Months Ended September 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(3,912)	$215,184	$206,390	$—	$417,662
Cost of sales	353	(112,908)	(111,982)	—	(224,537)
Depreciation, depletion, amortization	—	(41,875)	(45,111)	—	(86,986)
General and administrative	(16,407)	(10,877)	(1,760)	—	(29,044)
Exploration and pre-development	(439)	(8,736)	(12,508)	—	(21,683)
Research and development	—	(2,125)	—	—	(2,125)
Gain/(loss) on derivative contracts	(16,548)	—	—	—	(16,548)
Foreign exchange gain (loss)	22,286	(43)	(32,501)	—	(10,258)
Lucky Friday suspension costs	—	(14,385)	—	—	(14,385)
Equity in earnings of subsidiaries	(9,708)	—	—	9,708	—
Other (expense) income	24,822	(1,207)	(14,146)	(38,682)	(29,213)
Income (loss) before income taxes	447	23,028	(11,618)	(28,974)	(17,117)
(Provision) benefit from income taxes	—	(9,239)	(11,879)	38,682	17,564
Net income (loss)	447	13,789	(23,497)	9,708	447
Preferred stock dividends	(414)	—	—	—	(414)
Income (loss) applicable to common shareholders	33	13,789	(23,497)	9,708	33
Net income (loss)	447	13,789	(23,497)	9,708	447
Changes in comprehensive income (loss)	13,718	—	1,780	(1,780)	13,718
Comprehensive income (loss)	$14,165	$13,789	$(21,717)	$7,928	$14,165

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash flows from operating activities	$(52,473)	$63,796	$(15,107)	$78,994	$75,210
Cash flows from investing activities:
Additions to properties, plants, and equipment	—	(39,740)	(43,545)	—	(83,285)
Acquisition of Klondex, net of cash acquired	(139,326)		—	—	(139,326)
Other investing activities, net	(375,495)	4,603	(294)	409,209	38,023
Cash flows from financing activities:
Dividends paid to shareholders	(3,607)	—	—	—	(3,607)
Borrowings on debt	78,024	—	—	—	78,024
Proceeds from (payments on) debt	(47,000)	(3,094)	(37,934)	—	(88,028)
Other financing activity, net	464,080	(50,409)	72,463	(488,203)	(2,069)
Effect of exchange rates on cash	—	—	(215)	—	(215)
Changes in cash, cash equivalents and restricted cash and cash equivalents	(75,797)	(24,844)	(24,632)	—	(125,273)
Beginning cash, cash equivalents and restricted cash and cash equivalents	103,878	32,048	51,213	—	187,139
Ending cash, cash equivalents and restricted cash and cash equivalents	$28,081	$7,204	$26,581	$—	$61,866

	Nine Months Ended September 30, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$35,764	$41,071	$21,435	$(24,155)	$74,115
Cash flows from investing activities:
Additions to properties, plants, and equipment	—	(28,220)	(42,170)	—	(70,390)
Acquisitions of other companies, net of cash acquired	—		—	—	—
Other investing activities, net	176	5,779	(584)	(5,339)	32
Cash flows from financing activities:
Dividends paid to shareholders	(3,392)	—	—	—	(3,392)
Proceeds from (payments on) debt	—	(4,518)	(1,017)	—	(5,535)
Other financing activity, net	(44,762)	(21,500)	42,909	29,494	6,141
Effect of exchange rates on cash	—	—	1,051	—	1,051
Changes in cash, cash equivalents and restricted cash and cash equivalents	(12,214)	(7,388)	21,624	—	2,022
Beginning cash, cash equivalents and restricted cash and cash equivalents	113,275	26,588	32,114	—	171,977
Ending cash, cash equivalents and restricted cash and cash equivalents	$101,061	$19,200	$53,738	$—	$173,999

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A. – Business – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2017, as updated in Part II, Item 1A - Risk Factors in this quarterly report and in our quarterly reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Hecla Mining Company and our subsidiaries have provided precious and base metals to the U.S. and worldwide since 1891. We discover, acquire, develop, produce and market silver, gold, lead and zinc.

We produce lead, zinc and bulk concentrates, which we sell to custom smelters and brokers, and unrefined doré containing gold and silver, which are further refined before sale to precious metals traders.  We are organized into five segments that encompass our operating and development units:  Greens Creek, Lucky Friday, Casa Berardi, San Sebastian and Nevada Operations. The map below shows the locations of our operating units, our exploration and pre-development projects, as well as our corporate offices located in Coeur d'Alene, Idaho and Vancouver, British Columbia.

Our current business strategy is to focus our financial and human resources in the following areas:

•	operating our properties safely, in an environmentally responsible manner, and cost-effectively;
•

fully integrating the acquisition in July 2018 of Klondex Mines Ltd. ("Klondex") discussed further below, which gives us ownership of a mill, operating mines and other mineral interests in northern Nevada;

•	continuing to optimize and improve operations at our units, which includes incurring research and development expenditures that may not result in tangible benefits;
•	expanding our proven and probable reserves and production capacity at our units;
•	conducting our business with financial stewardship to preserve our financial position in varying metals price environments;
•	advance permitting of the Rock Creek and Montanore projects;
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

A number of key factors may impact the execution of our strategy, including regulatory issues and metals prices. Metals prices can be very volatile. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control. Average market prices of gold, lead, and zinc in the first nine months of 2018 were higher than their levels from the comparable period last year, with the average silver price lower, as illustrated by the table in Results of Operations below. While we believe current global economic and industrial trends could result in continued demand for the metals we produce, prices have been volatile and there can be no assurance that current prices will continue.

The total principal amount of our Senior Notes due May 1, 2021 is $506.5 million and they bear interest at a rate of 6.875% per year. The net proceeds from the Senior Notes were primarily used for the acquisition of Aurizon in June 2013. In addition, in March 2018 we entered into a note purchase agreement pursuant to which we issued CAD$40 million (approximately USD$30.8 million at the time of the transaction) in aggregate principal amount of our Series 2018-A Senior Notes due May 1, 2021 (the “RQ Notes”) to Ressources Québec which have an annual coupon rate of 4.68%. The net proceeds from the RQ Notes are required to be used for development and expansion of our Casa Berardi unit. See Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our debt arrangements. As discussed in the Financial Liquidity and Capital Resources section below, we believe that we will be able to meet the obligations associated with the Senior Notes and RQ Notes; however, a number of factors could impact our ability to meet the debt obligations and fund our other projects.

On July 20, 2018, we completed the acquisition of all of the issued and outstanding common shares of Klondex for total consideration valued at approximately $414.2 million at the time of consummation of the acquisition. See Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. As a result of the acquisition, we own 100% of three producing gold mines, along with interests in various gold exploration properties, in northern Nevada. The acquisition is expected to increase our annual gold production, gives us ownership of operating gold mines and identified gold reserves and other mineralized material, and provides access to a large land package with known mineralization. We are faced with the challenge of integrating the acquisition and assuming operating responsibility for Klondex's mines and other operations. See Part II, Item 1A – Risk Factors – Operating, Development, Exploration and Acquisition Risks in our quarterly report filed on Form 10-Q for the quarter ended March 31, 2018 for risks associated with our acquisition of Klondex.

On June 15, 2015, we completed the acquisition of Revett Mining Company, giving us 100% ownership of the Rock Creek project, a significant undeveloped silver and copper deposit in northwestern Montana. In addition, on September 13, 2016, we completed the acquisition of Mines Management, Inc., giving us 100% ownership of the Montanore project, another significant undeveloped silver and copper deposit located approximately 10 miles from our Rock Creek project. Development of Rock Creek and Montanore has been challenged by non-governmental organizations and governmental agencies at various times, and there can be no assurance that we will be able to obtain the permits required to develop these projects. See Part II, Item 1A – Risk Factors for more information.

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

Another challenge for us is the risk associated with environmental litigation and ongoing reclamation activities. As described in Part I, Item 1A – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2017 and above in Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited), it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans.  We are involved in various environmental legal matters and the estimate of our environmental liabilities and liquidity needs, as well as our strategic plans, may be significantly impacted as a result of these matters or new matters that may arise. We strive to ensure that our activities are conducted in compliance with applicable laws and regulations and attempt to resolve environmental litigation on terms as favorable to us as possible.

Results of Operations

Sales of products by metal for the three- and nine-month periods ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Silver	$38,009	$43,228	$111,656	$140,662
Gold	82,628	73,603	233,308	203,279
Lead	7,552	6,373	27,469	28,093
Zinc	20,990	24,327	78,714	74,692
Less: Smelter and refining charges	(5,530)	(6,692)	(20,530)	(29,064)
Sales of products	$143,649	$140,839	$430,617	$417,662

The $2.8 million and $13.0 million increases in sales of products in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017 are primarily due to:

•

For the third quarter of 2018, sales quantities for silver, gold, lead and zinc were higher than the same period of 2017. For the first nine months of 2018, higher gold and zinc volumes were partially offset by lower silver and lead volumes. See the The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, The San Sebastian Segment and The Nevada Operations Segment sections below for more information on metal production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Silver -	Ounces produced	2,523,691	3,323,157	7,654,118	9,500,058
	Payable ounces sold	2,588,478	2,540,817	6,993,695	8,098,652
Gold -	Ounces produced	72,995	63,046	191,116	171,720
	Payable ounces sold	68,568	57,380	183,050	161,921
Lead -	Tons produced	4,238	5,370	15,387	18,426
	Payable tons sold	3,986	2,936	12,599	13,612
Zinc -	Tons produced	12,795	14,497	42,312	43,000
	Payable tons sold	9,282	8,444	30,072	29,269

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

•

Lower average silver, gold, lead and zinc prices in the third quarter of 2018 compared to the same period in 2017. For the first nine months of 2018, average gold, lead and zinc prices were higher, while average silver prices were lower, compared to the same period of 2017. These price variances are illustrated in the table below.

		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Silver –	London PM Fix ($/ounce)	$14.99	$16.83	$16.10	$17.17
	Realized price per ounce	$14.68	$17.01	$15.97	$17.37
Gold –	London PM Fix ($/ounce)	$1,213	$1,278	$1,283	$1,251
	Realized price per ounce	$1,205	$1,283	$1,275	$1,255
Lead –	LME Final Cash Buyer ($/pound)	$0.95	$1.06	$1.06	$1.02
	Realized price per pound	$0.95	$1.09	$1.09	$1.03
Zinc –	LME Final Cash Buyer ($/pound)	$1.15	$1.34	$1.37	$1.26
	Realized price per pound	$1.13	$1.44	$1.31	$1.28

Average realized prices typically differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement.  For the third quarter and first nine months of 2018, we recorded net negative price adjustments to provisional settlements of $0.6 million and $3.3 million, respectively, compared to positive price adjustments to provisional settlements of $1.2 million and $0.6 million, respectively, in the third quarter and first nine months of 2017. The price adjustments related to silver, gold, lead and zinc contained in our concentrate shipments were largely offset by gains and losses on forward contracts for those metals for each period. See Note 12 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.

For the third quarter and first nine months of 2018, we recorded losses applicable to common shareholders of $23.3 million ($0.05 per basic common share) and $3.3 million ($0.01 per basic common share), respectively, compared to income applicable to common shareholders of $0.2 million ($0.00 per basic common share) and $0.0 million ($0.00 per basic common share), respectively, for the third quarter and first nine months of 2017. The following factors impacted the results for the third quarter and first nine months of 2018 compared to the same periods in 2017:

•

Lower gross profit for the third quarter and first nine months of 2018 compared to the same periods in 2017 at our San Sebastian unit by $19.1 million and $38.9 million, respectively, and at our Lucky Friday unit by $0.2 million and $3.1 million, respectively; and a gross loss at our newly-acquired Nevada Operations unit of $7.8 million in the third quarter. Gross profit at our Greens Creek unit was lower by $6.1 million for the third quarter of 2018, but higher by $12.9 million for the first nine month of 2018, compared to the same periods of 2017. Gross profit for the third quarter of 2018 was also lower at our Casa Berardi unit compared to 2017 by $3.1 million; however, it was higher by $11.2 million for the first nine months of 2018 compared to the same period of 2017. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, The San Sebastian Segment, and The Nevada Operations Segment sections below.

•

Income tax benefits of $2.7 million and $1.5 million in the third quarter and first nine months of 2018, respectively, compared to benefits of $5.1 million of $17.6 million, respectively, in the comparable 2017 periods. The benefit for the first nine months of 2017 includes a benefit from a change in income tax position recognized in the first quarter of 2017 relating to the timing of deduction for #4 Shaft development costs at Lucky Friday, as further discussed in Corporate Matters below.

•	Costs of $6.1 million and $9.7 million for the third quarter and first nine months of 2018, respectively, related to the acquisition of Klondex completed in July 2018.
•

Exploration and pre-development expense increased by $4.6 million and $9.5 million, respectively, in the third quarter and first nine months of 2018 compared to the same periods in 2017. In 2018, we have continued exploration work at our Greens Creek, San Sebastian and Casa Berardi units, and at our other projects in Quebec, Canada, and began exploration at our Nevada Operations unit acquired in July 2018. "Pre-development expense" is defined as costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves. Pre-development expense of $1.2 million and $3.6 million in the third quarter and first nine months of 2018, respectively, was related to advancement of our Montanore and Rock Creek projects.

•

Foreign exchange net loss in the third quarter of 2018 of $2.2 million and a net gain of $2.9 million in the first nine months of 2018 versus net losses of $4.9 million and $10.3 million in the third quarter and first nine months of 2017, respectively. The variances are primarily related to the impact of changes in the CAD-to-USD exchange rate on the remeasurement of our net monetary liabilities in Quebec. During the first nine months of 2018, the applicable CAD-to-USD exchange rate increased from 1.2545 to 1.2945, compared to a decrease in the rate from 1.3426 to 1.2480 during the first nine months of 2017.

•

Suspension costs of $6.5 million and $18.3 million in the third quarter and first nine months of 2018, respectively, compared to $4.8 million and $14.4 million in the third quarter and first nine months of 2017, respectively. The costs for the third quarter and first nine months of 2018 include $5.4 million and $17.2 million, respectively, related to suspension at the Lucky Friday mine resulting from the strike, which started in March 2017, and include non-cash depreciation expense of $1.4 million and $3.7 million, respectively. The costs for the 2018 periods also include $1.1 million related to curtailment of production at the Midas mine. All of the costs for the third quarter and first nine months of 2017 related to Lucky Friday and include $1.1 million and $3.3 million, respectively, for non-cash depreciation.

•

Research and development expense of $1.3 million and $5.0 million in the third quarter and first nine months of 2018, respectively, compared to $1.1 million and $2.1 million in the third quarter and first nine months of 2017, respectively, related to evaluation and development of technologies that would be new to our operations.

•

Higher interest expense by $0.8 million and $1.6 million in the third quarter and first nine months of 2018. respectively, compared to the same periods of 2017. Interest expense in the first nine months of 2017 was net of $0.9 million in capitalized interest primarily related to the #4 Shaft project, which was completed in January 2017.

•

Gains on base metal derivatives contracts of $19.5 million and $40.3 million in the third quarter and first nine months of 2018, respectively, compared to losses of $11.2 million and $16.5 million in the third quarter and first nine months of 2017, respectively. During the third quarter of 2018, we settled, prior to their maturity date, contracts in a gain position for cash proceeds to us of approximately $32.8 million. See Note 12 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

The Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$65,187	$61,062	$205,642	$191,250
Cost of sales and other direct production costs	(39,735)	(29,320)	(106,883)	(100,799)
Depreciation, depletion and amortization	(12,428)	(12,607)	(34,880)	(39,442)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(52,163)	(41,927)	(141,763)	(140,241)
Gross profit	$13,024	$19,135	$63,879	$51,009
Tons of ore milled	213,037	219,983	632,876	627,900
Production:
Silver (ounces)	1,876,417	2,344,315	5,789,440	6,205,659
Gold (ounces)	11,559	12,563	38,396	39,289
Zinc (tons)	12,695	14,325	41,673	40,697
Lead (tons)	4,026	4,851	14,352	14,080
Payable metal quantities sold:
Silver (ounces)	1,928,858	1,569,092	5,113,799	4,930,946
Gold (ounces)	11,613	7,862	33,402	30,920
Zinc (tons)	9,282	8,445	29,232	27,582
Lead (tons)	3,986	2,935	11,169	10,015
Ore grades:
Silver ounces per ton	11.65	13.65	11.94	12.84
Gold ounces per ton	0.09	0.09	0.09	0.10
Zinc percent	6.87	7.47	7.58	7.49
Lead percent	2.40	2.77	2.84	2.83
Mining cost per ton	$68.76	$69.46	$69.19	$69.64
Milling cost per ton	$31.97	$31.01	$32.73	$32.38
Total Cash Cost, After By-product Credits, Per Silver Ounce (1)	$1.92	$(0.15)	$(2.22)	$0.73
All-In Sustaining Costs ("AISC"), After By-Product Credits, per Silver Ounce (1)	$9.20	$4.47	$4.71	$5.60

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

The $6.1 million decrease in gross profit in the third quarter of 2018 compared to the same period in 2017 is due to lower prices for all four payable metals produced, partially offset by higher sales volumes. The $12.9 million increase in gross profit during the first nine months of 2018 compared to the same 2017 period was primarily a result of higher metals sales volumes due to the timing of concentrate shipments and higher gold, zinc and lead prices, partially offset by lower silver prices.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the third quarter and first nine months of 2018 versus the same periods in 2017:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash Cost, Before By-product Credits, per Silver Ounce	$22.67	$20.75	$23.27	$22.94
By-product credits	(20.75)	(20.90)	(25.49)	(22.21)
Cash Cost, After By-product Credits, per Silver Ounce	$1.92	$(0.15)	$(2.22)	$0.73

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
AISC, Before By-product Credits, per Silver Ounce	$29.95	$25.37	$30.20	$27.81
By-product credits	(20.75)	(20.90)	(25.49)	(22.21)
AISC, After By-product Credits, per Silver Ounce	$9.20	$4.47	$4.71	$5.60

The increase in Cash Cost, After By-product Credits, per Silver Ounce for the third quarter of 2018 was due to lower silver production. The increase in AISC, After By-Product Credits, per Silver Ounce in the third quarter of 2018 was due to lower silver production and higher capital spending. The decrease in Cash Cost, After By-product Credits, per Silver Ounce in the first nine months of 2018 was primarily the result of higher by-product credits, partially offset by lower silver production. The decrease in AISC, After By-Product Credits, per Silver Ounce in the third quarter of 2018 was due to the same factors, partially offset by higher capital spending.

Mining and milling costs increased in the third quarter and first nine months of 2018 compared to 2017 on a per-ounce basis due primarily to lower silver production resulting from reduced silver grades.

Other cash costs per ounce for the third quarter and first nine months of 2018 were higher compared to 2017 due to the effect of lower silver production.

Treatment costs were lower in the third quarter and first nine months of 2018 compared to 2017 as a result of improved payment terms from smelters, partially offset by lower silver production. Treatment costs were also impacted by lower silver prices, as treatment costs include the value of silver not payable to us through the smelting process. The silver not payable to us is either recovered by the smelters through further processing or ultimately not recovered and included in the smelters' waste material.

By-product credits per ounce were lower in the third quarter of 2018 compared to the same period of 2017 due to lower gold, zinc and lead prices and production. By-product credits per ounce were higher in the first nine months of 2018 compared to 2017 due to higher gold, zinc and lead prices.

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

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$(11)	$199	$8,253	$20,022
Cost of sales and other direct production costs	(1)	—	(5,041)	(12,109)
Depreciation, depletion and amortization	—	—	(803)	(2,433)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(1)	—	(5,844)	(14,542)
Gross profit (loss)	$(12)	$199	$2,409	$5,480
Tons of ore milled	3,006	7,302	16,012	64,371
Production:
Silver (ounces)	31,639	88,298	156,015	769,080
Lead (tons)	212	518	1,035	4,346
Zinc (tons)	100	172	639	2,303
Payable metal quantities sold:
Silver (ounces)	—	—	232,867	641,004
Lead (tons)	—	—	1,430	3,596
Zinc (tons)	—	—	840	1,688
Ore grades:
Silver ounces per ton	11.41	12.87	11.06	12.45
Lead percent	8.06	7.68	7.21	7.12
Zinc percent	3.64	3.21	4.28	3.90
Mining cost per ton	$—	$150.89	$87.79	$112.60
Milling cost per ton	$—	$13.15	$14.26	$22.93
Cash Cost, After By-product Credits, per Silver Ounce (1)	$—	$11.60	$—	$6.58
AISC, After By-product Credits, per Silver Ounce (1)	$—	$13.37	$—	$12.21

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

Gross profit decreased by $0.2 million and $3.1 million in the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017. The variances are primarily due to the low level of metal production in the third quarter of 2018 as a result of the ongoing strike by unionized employees starting in mid-March 2017, discussed further below, and the lack of concentrate shipments during the quarter. Silver production was also impacted by lower ore grades in the third quarter and first nine months of 2018. Gross profit for the first nine months of 2018 was also impacted by lower silver prices, partially offset by higher lead and zinc prices.

Mining and milling cost per ton were lower by 22% and 38%, respectively, in the first nine months of 2018 compared to the same period in 2017, as costs not directly related to mining and processing ore have been classified as suspension costs during the strike period and excluded from the calculations of mining and milling cost per ton. Mining and milling cost per ton during the strike period are not indicative of future operating results under full production.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the third quarter and first nine months of 2017. Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce, are not presented for the third quarter and first nine months of 2018, as production was limited due to the strike and results are not comparable to those from the third quarter and first nine months of 2017, and are not indicative of future operating results under full production.

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended	Nine Months Ended
	September 30, 2017
Cash Cost, Before By-product Credits, per Silver Ounce	$27.44	$23.42
By-product credits	(15.84)	(16.84)
Cash Cost, After By-product Credits, per Silver Ounce	$11.60	$6.58

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended	Nine Months Ended
	September 30, 2017
AISC, Before By-product Credits, per Silver Ounce	$29.21	$29.05
By-product credits	(15.84)	(16.84)
AISC, After By-product Credits, per Silver Ounce	$13.37	$12.21

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

Many of the employees at our Lucky Friday unit are represented by a union, and the most recent collective bargaining agreement with the union expired on April 30, 2016. On February 19, 2017, the unionized employees voted against our contract offer, and on March 13, 2017 went on strike, and have been on strike since that time. Production at Lucky Friday was suspended from the start of the strike, until limited production by salaried personnel commenced in July 2017. Salaried personnel have continued to perform limited production and capital improvements. Suspension costs during the strike totaled $13.5 million and $11.5 million in the first nine months of 2018 and 2017, respectively, which are combined with non-cash depreciation expense of $3.7 million and $2.9 million, respectively, for those periods, in a separate line item on our consolidated statements of operations. These suspension costs are excluded from the calculation of gross profit, Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce, when presented. We cannot predict how long the strike will last or whether an agreement will be reached. As a result of the strike or other related events, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations. If the strike continues for a further extended period or it is determined an eventual resolution is unlikely, it may be appropriate in the future to review the carrying value of properties, plants, equipment and mineral interests at Lucky Friday. Under such review, if estimated undiscounted cash flows from Lucky Friday were less than its carrying value, an impairment loss would be recognized for the difference between the carrying value and the estimated fair value. The carrying value of properties, plants, equipment and mineral interests at Lucky Friday as of September 30, 2018 was approximately $428.8 million. However, Lucky Friday has significant identified reserves and mineralized material and a current estimated mine life of approximately 22 years.

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

See Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited) for contingencies related to various events occurring at the Lucky Friday mine in prior periods.

The Casa Berardi Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$52,850	$53,989	$164,501	$139,524
Cost of sales and other direct production costs	(31,213)	(32,999)	(97,271)	(95,288)
Depreciation, depletion and amortization	(20,054)	(16,270)	(54,879)	(43,075)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(51,267)	(49,269)	(152,150)	(138,363)
Gross profit (loss)	$1,583	$4,720	$12,351	$1,161
Tons of ore milled	353,840	326,145	1,052,326	949,946
Production:
Gold (ounces)	43,981	44,141	126,880	113,209
Silver (ounces)	9,559	9,659	30,748	26,681
Payable metal quantities sold:
Gold (ounces)	43,682	42,053	128,327	111,046
Silver (ounces)	9,026	8,725	31,530	26,952
Ore grades:
Gold ounces per ton	0.140	0.153	0.138	0.137
Silver ounces per ton	0.03	0.03	0.03	0.03
Mining cost per ton	$65.97	$82.95	$72.15	$81.95
Milling cost per ton	$15.05	$16.19	$15.91	$16.28
Cash Cost, After By-product Credits, per Gold Ounce (1)	$686	$750	$760	$858
AISC, After By-product Credits, per Gold Ounce (1)	$896	$1,091	$1,004	$1,226

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

Gross profit decreased by $3.1 million and increased by $11.2 million for the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017. The decrease for the third quarter was primarily due to lower gold production due to reduced gold grades and lower gold prices. The increase in gross profit for the first nine months of 2018 compared to 2017 was primarily due to higher gold production, due to increased mill throughput, and higher gold prices.

Mining costs per ton were lower by 20% and 12% and milling unit costs decreased by 7% and 2% in the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017, due primarily to higher ore production.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for the third quarter and first nine months of 2018 and 2017:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash Cost, Before By-product Credits, per Gold Ounce	$689	$754	$764	$862
By-product credits	(3)	(4)	(4)	(4)
Cash Cost, After By-product Credits, per Gold Ounce	$686	$750	$760	$858

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
AISC, Before By-product Credits, per Gold Ounce	$899	$1,095	$1,008	$1,230
By-product credits	(3)	(4)	(4)	(4)
AISC, After By-product Credits, per Gold Ounce	$896	$1,091	$1,004	$1,226

The decrease in Cash Cost, After By-product Credits, per Gold Ounce for the third quarter and first nine months of 2018 compared to the same periods of 2017 was primarily due to lower stripping costs, with the nine-month period also impacted by higher gold production. The same factors, along with lower capital and exploration spending, resulted in AISC, After By-product Credits, per Gold Ounce that was also lower in the third quarter and first nine months of 2018 compared to the same periods of 2017.

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

The San Sebastian Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$14,129	$25,589	$40,727	$66,866
Cost of sales and other direct production costs	(12,530)	(6,039)	(27,591)	(16,341)
Depreciation, depletion and amortization	(1,795)	(641)	(3,586)	(2,036)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(14,325)	(6,680)	(31,177)	(18,377)
Gross profit	$(196)	$18,909	$9,550	$48,489
Tons of ore milled	39,739	36,482	111,916	111,623
Production:
Silver (ounces)	521,931	880,885	1,593,770	2,498,638
Gold (ounces)	3,666	6,342	12,051	19,222
Payable metal quantities sold:
Silver (ounces)	606,550	963,000	1,571,455	2,499,750
Gold (ounces)	4,240	7,465	12,288	19,955
Ore grades:
Silver ounces per ton	14.16	25.48	15.36	23.71
Gold ounces per ton	0.11	0.18	0.12	0.18
Mining cost per ton	$171.87	$35.69	$157.21	$38.70
Milling cost per ton	$65.98	$69.42	$66.16	$66.64
Cash Cost, After By-product Credits, per Silver Ounce (1)	$12.02	$(3.12)	$8.28	$(3.23)
AISC, After By-product Credits, per Silver Ounce (1)	$16.95	$(0.83)	$13.34	$(0.14)

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

The $19.1 million and $38.9 million decreases in gross profit for the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017 were primarily due to lower silver and gold production, due to lower ore grades, higher mining costs and lower silver prices. The third quarter was also impacted by lower gold prices and recoveries compared the third quarter of 2017. The lower grades and higher costs are the result of transitioning from open pit to underground mining. The ore processed in the third quarter and first nine months of 2017 came from higher grade deposits mined from shallow open pits. Production from the existing open pits was substantially completed in December 2017; however, during the first half of 2018, a portion of the mill throughput came from the ore stockpiled from the open pits and smaller-scale, open pit production. In April 2017, we started development of a new underground portal and work to rehabilitate historic underground infrastructure which allows us to mine deeper portions of the deposits at San Sebastian. Limited ore production from underground began in January 2018 and continued to increase during the year. The underground ore production is expected to have lower grades and involve higher mining costs than the open pit.

Mining cost per ton were higher by 382% and by 306% for the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017, while there were minor variances for milling costs compared to the prior year periods. The large increase in mining cost per ton was due to the transition of production from shallow open pits to underground.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for the third quarter and first nine months of 2018 and 2017:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash Cost, Before By-product Credits, per Silver Ounce	$20.55	$6.07	$18.01	$6.39
By-product credits	(8.53)	(9.19)	(9.73)	(9.62)
Cash Cost, After By-product Credits, per Silver Ounce	$12.02	$(3.12)	$8.28	$(3.23)

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
AISC, Before By-product Credits, per Silver Ounce	$25.48	$8.36	$23.07	$9.48
By-product credits	(8.53)	(9.19)	(9.73)	(9.62)
AISC, After By-product Credits, per Silver Ounce	$16.95	$(0.83)	$13.34	$(0.14)

The increase in Cash Cost, After By-product Credits, per Silver Ounce in the third quarter and first nine months of 2018 compared to the same periods of 2017 was primarily the result of lower silver production and higher mining costs due to the transition from open pit to underground mining. The same factors, along with higher exploration and capital spending, resulted in the increases in AISC, After By-product Credits, per Silver Ounce for the third quarter and first nine months of 2018 compared to 2017.

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

The Nevada Operations Segment

On July 20, 2018, we completed the acquisition of all of the issued and outstanding common shares of Klondex for total consideration of $414.2 million. See Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The acquisition gives us 100% ownership of the Fire Creek, Midas and Hollister mines, where gold is the primary metal produced, the Aurora mill, and interests in various gold exploration properties, all located in northern Nevada. The tabular information below reflects our ownership of the Nevada Operations commencing on July 20, 2018.

Dollars are in thousands (except per ounce and per ton amounts)	Three and Nine Months Ended September 30,
2018
Sales	$11,494
Cost of sales and other direct production costs	(10,132)
Depreciation, depletion and amortization	(9,187)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(19,319)
Gross profit (loss)	$(7,825)
Tons of ore milled	55,899
Production:
Gold (ounces)	13,789
Silver (ounces)	84,145
Payable metal quantities sold:
Gold (ounces)	9,033
Silver (ounces)	44,044
Ore grades:
Gold ounces per ton	0.288
Silver ounces per ton	2.05
Mining cost per ton	$186.12
Milling cost per ton	$70.39
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,179
AISC, After By-product Credits, per Gold Ounce (1)	$1,932

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

Cost of sales and other direct production costs for the period from July 20 to September 30, 2018 includes write-downs of the values of stockpile, in-process and finished goods inventory to their net realizable value, totaling $7.2 million.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for the third quarter and first nine months of 2018:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

Three and Nine Months Ended September 30, 2018
Cash Cost, Before By-product Credits, per Gold Ounce	$1,268
By-product credits	(89)
Cash Cost, After By-product Credits, per Gold Ounce	$1,179

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

Three and Nine Months Ended September 30, 2018
AISC, Before By-product Credits, per Gold Ounce	$2,021
By-product credits	(89)
AISC, After By-product Credits, per Gold Ounce	$1,932

We believe the identification of silver as a by-product credit is appropriate at Nevada Operations because of its lower economic value compared to gold and due to the fact that gold is the primary product we intend to produce there.  In addition, we do not receive sufficient revenue from silver at Nevada Operations to warrant classification of such as a co-product.  Because we consider silver to be a by-product of our gold production at Nevada Operations, the value of silver offsets operating costs within our calculations of Cash Cost, After By-product Credits, per Gold Ounce and AISC, After By-product Credits, per Gold Ounce.

Transition and improvement activities since our acquisition of the Nevada Operations have included an increase in underground development and rehabilitation at the Fire Creek mine, progress on construction of a new tailings dam, and work to install a carbon-in-leach circuit in order to improve recoveries at the Midas mill, where ore from each of the mines is processed. In addition, we decided to curtail production at the Midas mine, and are utilizing some of the equipment and employees from that location for production and development at the Fire Creek and Hollister mines.

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans provide a significant benefit to our employees, but also represent a significant liability to us. The liability recorded for the funded status of our plans was $44.6 million and $47.1 million as of September 30, 2018 and December 31, 2017, respectively. In April 2018 and July 2018, we made cash contributions of  $1.3 million and $1.2 million, respectively, to our defined benefit plans. In September 2018 we contributed $5.5 million in shares of our common stock. We are not required to make additional contributions to our defined benefit plans in 2018. While the economic variables which will determine future funding requirements are uncertain, we expect contributions to continue to be required in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Income Taxes

On July 20, 2018, we acquired all of the issued and outstanding common shares of Klondex in a taxable stock acquisition. Klondex was a Canadian holding company which was amalgamated into our Canadian acquisition entity to form Klondex Mines Unlimited Liability Company (“KMULC”), a Canadian unlimited liability company. KMULC is the Canadian parent of a U.S. consolidated group located in Nevada. We filed an election to treat KMULC as a corporation. As a result of the Canadian parent U.S. corporate status, the Nevada U.S. consolidated group did not join the existing U.S. consolidated tax group for Hecla Mining Company and subsidiaries (“Legacy Hecla”). A net deferred tax liability of $50.1 million was recorded for the fair market value of assets acquired in excess of carryover tax basis. See Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information regarding the acquisition.

Each reporting period we assess our deferred tax balance based on a review of long-range forecasts and quarterly activity.  We recognized a full valuation allowance on our Legacy Hecla U.S. net deferred tax assets at the end of 2017 based on results of tax law changes and maintain a full valuation allowance on Legacy Hecla net deferred tax assets at September 30, 2018. .

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

Our net Canadian deferred tax liability at September 30, 2018 was $118.1 million, a decrease of $3.4 million from the $121.5 million net deferred tax liability at December 31, 2017. The deferred tax liability is primarily related to the excess of the carrying value of the mineral resource assets over the tax bases of those assets for Canadian tax reporting.

Our Mexican net deferred tax asset at September 30, 2018 was $1.9 million, an increase of $0.1 million from the net deferred tax asset of $1.8 million at December 31, 2017. A $1.6 million valuation allowance remains on deferred tax assets in Mexico.

Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations at the Greens Creek, Lucky Friday, San Sebastian, Casa Berardi and Nevada Operations units and for the Company for the three- and nine-month periods ended September 30, 2018 and 2017.

Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce are measures developed by precious metals companies (including the Silver Institute and the World Gold Council) in an effort to provide a uniform standard for comparison purposes. There can be no assurance, however, that these non-GAAP measures as we report them are the same as those reported by other mining companies.

Cash Cost, After By-product Credits, per Ounce is an important operating statistic that we utilize to measure each mine's operating performance. We have recently started reporting AISC, After By-product Credits, per Ounce which we use as a measure of our mines' net cash flow after costs for exploration, pre-development, reclamation, and sustaining capital. This is similar to the Cash Cost, After By-product Credits, per Ounce non-GAAP measure we report, but also includes on-site exploration, reclamation, and sustaining capital costs. Current GAAP measures used in the mining industry, such as cost of goods sold, do not capture all the expenditures incurred to discover, develop and sustain silver and gold production. Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce also allow us to benchmark the performance of each of our mines versus those of our competitors. As a silver and gold mining company, we also use these statistics on an aggregate basis - aggregating the Greens Creek, Lucky Friday and San Sebastian mines to compare our performance with that of silver mining companies, and aggregating Casa Berardi and Nevada Operations for comparison to other gold mining companies. Similarly, these statistics are useful in identifying acquisition and investment opportunities as they provide a common tool for measuring the financial performance of other mines with varying geologic, metallurgical and operating characteristics.

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

The Casa Berardi, Nevada Operations and combined gold properties information below reports Cash Cost, After By-product Credits, per Gold Ounce and AISC, After By-product Credits, per Gold Ounce for the production of gold, their primary product, and by-product revenues earned from silver, which is a by-product at Casa Berardi and Nevada Operations. Only costs and ounces produced relating to units with the same primary product are combined to represent Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce. Thus, the gold produced at our Casa Berardi and Nevada Operations units is not included as a by-product credit when calculating Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for the total of Greens Creek, Lucky Friday and San Sebastian, our combined silver properties. Similarly, the silver produced at our other three units is not included as a by-product credit when calculating the gold metrics for Casa Berardi and Nevada Operations.

In thousands (except per ounce amounts)	Three Months Ended September 30, 2018
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$52,163	(1)	$14,325		$66,487
Depreciation, depletion and amortization	(12,428)	—	(1,795)		(14,223)
Treatment costs	8,267	134	205		8,606
Change in product inventory	(4,480)	—	(1,549)		(6,029)
Reclamation and other costs	(965)	103	(458)		(1,320)
Exclusion of Lucky Friday costs	—	(236)	—		(236)
Cash Cost, Before By-product Credits (1)	42,557	—	10,728		53,285
Reclamation and other costs	849	—	105		954
Exploration	1,771	—	1,982	473	4,226
Sustaining capital	11,029	—	486	704	12,219
General and administrative				10,327	10,327
AISC, Before By-product Credits (1)	56,206	—	13,301		81,011
By-product credits:
Zinc	(20,674)	—			(20,674)
Gold	(12,229)	—	(4,450)		(16,679)
Lead	(6,041)	—			(6,041)
Total By-product credits	(38,944)	—	(4,450)		(43,394)
Cash Cost, After By-product Credits	$3,613	$—	$6,278		$9,891
AISC, After By-product Credits	$17,262	$—	$8,851		$37,617
Divided by silver ounces produced	1,876	—	522		2,398
Cash Cost, Before By-product Credits, per Silver Ounce	$22.67	$—	$20.55		$22.22
By-product credits per ounce	(20.75)	—	(8.53)		(18.10)
Cash Cost, After By-product Credits, per Silver Ounce	$1.92	$—	$12.02		$4.12
AISC, Before By-product Credits, per Silver Ounce	$29.95	$—	$25.48		$33.78
By-product credits per ounce	(20.75)	—	(8.53)		(18.10)
AISC, After By-product Credits, per Silver Ounce	$9.20	$—	$16.95		$15.68

In thousands (except per ounce amounts)	Three Months Ended September 30, 2018
	Casa Berardi	Nevada Operations (4)	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$51,267	$19,319	$70,586
Depreciation, depletion and amortization	(20,054)	(9,187)	(29,241)
Treatment costs	535	42	577
Change in product inventory	(1,303)	7,311	6,008
Reclamation and other costs	(140)	—	(140)
Cash Cost, Before By-product Credits (1)	30,305	17,485	47,790
Reclamation and other costs	138	—	138
Exploration	854	3,322	4,176
Sustaining capital	8,244	7,061	15,305
General and administrative	—	—	—
AISC, Before By-product Credits (1)	39,541	27,868	67,409
By-product credits:
Silver	(142)	(1,232)	(1,374)
Total By-product credits	(142)	(1,232)	(1,374)
Cash Cost, After By-product Credits	$30,163	$16,253	$46,416
AISC, After By-product Credits	$39,399	$26,636	$66,035
Divided by gold ounces produced	44	14	58
Cash Cost, Before By-product Credits, per Gold Ounce	$689	$1,268	$827
By-product credits per ounce	(3)	(89)	(24)
Cash Cost, After By-product Credits, per Gold Ounce	$686	$1,179	$803
AISC, Before By-product Credits, per Gold Ounce	$899	$2,021	$1,167
By-product credits per ounce	(3)	(89)	(24)
AISC, After By-product Credits, per Gold Ounce	$896	$1,932	$1,143

In thousands (except per ounce amounts)	Three Months Ended September 30, 2018
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$66,487	70,586	$137,073
Depreciation, depletion and amortization	(14,223)	(29,241)	(43,464)
Treatment costs	8,606	577	9,183
Change in product inventory	(6,029)	6,008	(21)
Reclamation and other costs	(1,320)	(140)	(1,460)
Exclusion of Lucky Friday costs	(236)	—	(236)
Cash Cost, Before By-product Credits (1)	53,285	47,790	101,075
Reclamation and other costs	954	138	1,092
Exploration	4,226	4,176	8,402
Sustaining capital	12,219	15,305	27,524
General and administrative	10,327	—	10,327
AISC, Before By-product Credits (1)	81,011	67,409	148,420
By-product credits:
Zinc	(20,674)	—	(20,674)
Gold	(16,679)	—	(16,679)
Lead	(6,041)	—	(6,041)
Silver		(1,374)	(1,374)
Total By-product credits	(43,394)	(1,374)	(44,768)
Cash Cost, After By-product Credits	$9,891	$46,416	$56,307
AISC, After By-product Credits	$37,617	$66,035	$103,652
Divided by ounces produced	2,398	58
Cash Cost, Before By-product Credits, per Ounce	$22.22	$827
By-product credits per ounce	(18.10)	(24)
Cash Cost, After By-product Credits, per Ounce	$4.12	$803
AISC, Before By-product Credits, per Ounce	$33.78	$1,167
By-product credits per ounce	(18.10)	(24)
AISC, After By-product Credits, per Ounce	$15.68	$1,143

In thousands (except per ounce amounts)	Three Months Ended September 30, 2017
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver	Casa Berardi (Gold)	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$41,927	$—	$6,680		$48,607	$49,269	$97,876
Depreciation, depletion and amortization	(12,607)	—	(641)		(13,248)	(16,270)	(29,518)
Treatment costs	12,067	440	422		12,929	682	13,611
Change in product inventory	7,675	1,960	(627)		9,008	(288)	8,720
Reclamation and other costs	(394)	18	(494)		(870)	(124)	(994)
Cash Cost, Before By-product Credits (1)	48,668	2,418	5,340		56,426	33,269	89,695
Reclamation and other costs	666	38	117		821	123	944
Exploration	1,944	(2)	1,495	477	3,914	1,161	5,075
Sustaining capital	8,210	119	402	1,105	9,836	13,775	23,611
General and administrative				9,529	9,529		9,529
AISC, Before By-product Credits (1)	59,488	2,573	7,354		80,526	48,328	128,854
By-product credits:
Zinc	(27,046)	(293)			(27,339)		(27,339)
Gold	(13,907)	—	(8,088)		(21,995)		(21,995)
Lead	(8,067)	(1,102)			(9,169)		(9,169)
Silver						(161)	(161)
Total By-product credits	(49,020)	(1,395)	(8,088)		(58,503)	(161)	(58,664)
Cash Cost, After By-product Credits	$(352)	$1,023	$(2,748)		$(2,077)	$33,108	$31,031
AISC, After By-product Credits	$10,468	$1,178	$(734)		$22,023	$48,167	$70,190
Divided by ounces produced	2,344	88	880		3,312	44
Cash Cost, Before By-product Credits, per Ounce	$20.75	$27.44	$6.07		$17.03	$754
By-product credits per ounce	(20.90)	(15.84)	(9.19)		(17.66)	(4)
Cash Cost, After By-product Credits, per Ounce	$(0.15)	$11.60	$(3.12)		$(0.63)	$750
AISC, Before By-product Credits, per Ounce	$25.37	$29.21	$8.36		$24.31	$1,095
By-product credits per ounce	(20.90)	(15.84)	(9.19)		(17.66)	(4)
AISC, After By-product Credits, per Ounce	$4.47	$13.37	$(0.83)		$6.65	$1,091

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2018
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$141,763	$5,844	$31,177		$178,784
Depreciation, depletion and amortization	(34,880)	(803)	(3,586)		(39,269)
Treatment costs	29,136	761	627		30,524
Change in product inventory	995	(2,182)	1,858		671
Reclamation and other costs	(2,323)	—	(1,374)		(3,697)
Exclusion of Lucky Friday costs	—	(3,620)			(3,620)
Cash Cost, Before By-product Credits (1)	134,691	—	28,702		163,393
Reclamation and other costs	2,548	—	314		2,862
Exploration	2,909	—	6,628	1,351	10,888
Sustaining capital	34,694	—	1,119	1,338	37,151
General and administrative				27,849	27,849
AISC, Before By-product Credits (1)	174,842	—	36,763		242,143
By-product credits:
Zinc	(80,308)	—			(80,308)
Gold	(43,237)		(15,505)		(58,742)
Lead	(24,037)	—			(24,037)
Total By-product credits	(147,582)	—	(15,505)		(163,087)
Cash Cost, After By-product Credits	$(12,891)	$—	$13,197		$306
AISC, After By-product Credits	$27,260	$—	$21,258		$79,056
Divided by silver ounces produced	5,789	—	1,594		7,383
Cash Cost, Before By-product Credits, per Silver Ounce	$23.27	$—	$18.01		$22.14
By-product credits per ounce	(25.49)	—	(9.73)		(22.09)
Cash Cost, After By-product Credits, per Silver Ounce	$(2.22)	$—	$8.28		$0.05
AISC, Before By-product Credits, per Silver Ounce	$30.20	$—	$23.07		$32.80
By-product credits per ounce	(25.49)	—	(9.73)		(22.09)
AISC, After By-product Credits, per Silver Ounce	$4.71	$—	$13.34		$10.71

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2018
	Casa Berardi	Nevada Operations (4)	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$152,150	$19,319	$171,469
Depreciation, depletion and amortization	(54,879)	(9,187)	(64,066)
Treatment costs	1,628	42	1,670
Change in product inventory	(1,482)	7,311	5,829
Reclamation and other costs	(421)	—	(421)
Cash Cost, Before By-product Credits (1)	96,996	17,485	114,481
Reclamation and other costs	421	—	421
Exploration	3,374	3,322	6,696
Sustaining capital	27,120	7,061	34,181
General and administrative	—	—	—
AISC, Before By-product Credits (1)	127,911	27,868	155,779
By-product credits:
Silver	(491)	(1,232)	(1,723)
Total By-product credits	(491)	(1,232)	(1,723)
Cash Cost, After By-product Credits	$96,505	$16,253	$112,758
AISC, After By-product Credits	$127,420	$26,636	$154,056
Divided by gold ounces produced	127	14	141
Cash Cost, Before By-product Credits, per Gold Ounce	$764	$1,268	$814
By-product credits per ounce	(4)	(89)	(12)
Cash Cost, After By-product Credits, per Gold Ounce	$760	$1,179	$802
AISC, Before By-product Credits, per Gold Ounce	$1,008	$2,021	$1,107
By-product credits per ounce	(4)	(89)	(12)
AISC, After By-product Credits, per Gold Ounce	$1,004	$1,932	$1,095

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2018
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$178,784	171,469	$350,253
Depreciation, depletion and amortization	(39,269)	(64,066)	(103,335)
Treatment costs	30,524	1,670	32,194
Change in product inventory	671	5,829	6,500
Reclamation and other costs	(3,697)	(421)	(4,118)
Exclusion of Lucky Friday costs	(3,620)	—	(3,620)
Cash Cost, Before By-product Credits (1)	163,393	114,481	277,874
Reclamation and other costs	2,862	421	3,283
Exploration	10,888	6,696	17,584
Sustaining capital	37,151	34,181	71,332
General and administrative	27,849	—	27,849
AISC, Before By-product Credits (1)	242,143	155,779	397,922
By-product credits:
Zinc	(80,308)	—	(80,308)
Gold	(58,742)	—	(58,742)
Lead	(24,037)	—	(24,037)
Silver		(1,723)	(1,723)
Total By-product credits	(163,087)	(1,723)	(164,810)
Cash Cost, After By-product Credits	$306	$112,758	$113,064
AISC, After By-product Credits	$79,056	$154,056	$233,112
Divided by ounces produced	7,383	141
Cash Cost, Before By-product Credits, per Ounce	$22.14	$814
By-product credits per ounce	(22.09)	(12)
Cash Cost, After By-product Credits, per Ounce	$0.05	$802
AISC, Before By-product Credits, per Ounce	$32.80	$1,107
By-product credits per ounce	(22.09)	(12)
AISC, After By-product Credits, per Ounce	$10.71	$1,095

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2017
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver	Casa Berardi (Gold)	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$140,241	$14,542	$18,377		$173,160	$138,363	$311,523
Depreciation, depletion and amortization	(39,442)	(2,433)	(2,036)		(43,911)	(43,075)	(86,986)
Treatment costs	37,621	4,257	906		42,784	1,774	44,558
Change in product inventory	5,398	1,811	(192)		7,017	881	7,898
Reclamation and other costs	(1,474)	(163)	(1,089)		(2,726)	(354)	(3,080)
Cash Cost, Before By-product Credits (1)	142,344	18,014	15,966		176,324	97,589	273,913
Reclamation and other costs	1,999	217	351		2,567	353	2,920
Exploration	3,339	(1)	4,984	1,307	9,629	3,029	12,658
Sustaining capital	24,895	4,109	2,379	2,275	33,658	38,245	71,903
General and administrative				29,044	29,044		29,044
AISC, Before By-product Credits (1)	172,577	22,339	23,680		251,222	139,216	390,438
By-product credits:
Zinc	(72,472)	(4,353)			(76,825)		(76,825)
Gold	(42,675)		(24,032)		(66,707)		(66,707)
Lead	(22,696)	(8,599)			(31,295)		(31,295)
Silver						(450)	(450)
Total By-product credits	(137,843)	(12,952)	(24,032)		(174,827)	(450)	(175,277)
Cash Cost, After By-product Credits	$4,501	$5,062	$(8,066)		$1,497	$97,139	$98,636
AISC, After By-product Credits	$34,734	$9,387	$(352)		$76,395	$138,766	$215,161
Divided by ounces produced	6,206	769	2,498		9,473	113
Cash Cost, Before By-product Credits, per Ounce	$22.94	$23.42	$6.39		$18.62	$862
By-product credits per ounce	(22.21)	(16.84)	(9.62)		(18.46)	(4)
Cash Cost, After By-product Credits, per Ounce	$0.73	$6.58	$(3.23)		$0.16	$858
AISC, Before By-product Credits, per Ounce	$27.81	$29.05	$9.48		$26.52	$1,230
By-product credits per ounce	(22.21)	(16.84)	(9.62)		(18.46)	(4)
AISC, After By-product Credits, per Ounce	$5.60	$12.21	$(0.14)		$8.06	$1,226

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

(2)

The unionized employees at Lucky Friday have been on strike since March 13, 2017, and production at Lucky Friday has been limited since that time. For the first nine months of 2018 and 2017, costs related to suspension of full production totaling approximately $13.5 million and $11.5 million, respectively, along with $3.7 million and $2.9 million, respectively, in non-cash depreciation expense for those periods, have been excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

(3)	AISC, Before By-product Credits for our consolidated silver properties includes corporate costs for general and administrative expense, exploration and sustaining capital.

(4)

The Nevada Operations were acquired on July 20, 2018 as a result of the acquisition of Klondex (see Note 14 of Notes to Condensed Consolidated Financial Statement (Unaudited) for more information). Costs related to curtailment of production at the Midas mine of $1.1 million are excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits for the first quarter and first nine months of 2018.

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	September 30, 2018	December 31, 2017
Cash and cash equivalents held in U.S. dollars	$42.8	$168.0
Cash and cash equivalents held in foreign currency	18.1	18.1
Total cash and cash equivalents	60.9	186.1
Marketable debt securities - current	—	33.8
Marketable equity securities - non-current	7.2	7.6
Total cash, cash equivalents and investments	$68.1	$227.5

Cash and cash equivalents decreased by $125.2 million in the first nine months of 2018. Cash held in foreign currencies represents balances in Canadian dollars and Mexican pesos, with the balance remaining consistent during the first nine months of 2018. Current marketable debt securities decreased by $33.8 million (discussed below) and non-current marketable equity securities decreased by $0.4 million (see Note 3 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

As further discussed in Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited), on July 20, 2018, we completed the acquisition Klondex for total consideration of approximately $414.2 million, consisting of $252.6 million for the issuance of shares of our common stock and warrants to purchase shares of our common stock and $161.7 million in cash. Klondex had cash, cash equivalents and restricted cash and cash equivalents not relating to their Canadian assets of approximately $22.4 million and $35.0 million drawn on their revolving credit facility at the time of the acquisition. We paid off the amount drawn on the Klondex revolving credit facility in July 2018.

As discussed in Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited), on April 12, 2013, we completed an offering of Senior Notes in the total principal amount of US$500 million, which have a total principal balance of $506.5 million as of September 30, 2018. The Senior Notes are due May 1, 2021 and bear interest at a rate of 6.875% per year from the most recent payment date to which interest has been paid or provided for.  In addition, in March 2018 we entered into a note purchase agreement pursuant to which we issued our Series 2018-A Senior Notes due May 1, 2021 (the “RQ Notes”) for total principal of CAD$40 million (approximately USD$30.8 million at the time of the transaction) to Ressources Québec. The RQ Notes bear interest at a rate of 4.68% per year. Interest on the Senior Notes and RQ Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013 and May 1, 2018, respectively, and we have made all interest payments payable to date. Also, in July we entered into a new $200 million revolving credit facility, which increased to $250 million in November upon meeting certain conditions, including adding certain subsidiaries of Klondex as borrowers under the credit facility and pledging the assets of those subsidiaries as additional collateral under the credit facility. Interest is payable on amounts drawn from the revolving credit facility at a rate of between 2.25% and 3.25% over the London Interbank Offered Rate, or between 1.25% and 2.25% over an alternative base rate, with interest payable on March 31, June 30, September 30, and December 31 of each year. There were no amounts drawn on the credit facility as of September 30, 2018.

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

As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited), in February 2016 we entered into an equity distribution agreement under which we may issue and sell shares of our common stock from time to time having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information, and the agreement can be terminated by us at any time. As of September 30, 2018, we had sold 5,634,758 shares through this program for net proceeds of $20.8 million, including 1,025,911 shares during the third quarter of 2018 for net proceeds of $3.1 million.

Pursuant to our common stock dividend policy described in Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited), our Board of Directors declared and paid dividends on common stock totaling $3.2 million and $3.0 million in the first nine months of 2018 and 2017, respectively. On November 6, 2018, our Board of Directors declared a dividend on common stock totaling $1.2 million payable in December 2018. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of September 30, 2018, 934,100 shares have been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at November 6, 2018, was $2.49 per share.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability of approximately $247 million of our $250 million revolving credit facility, we believe our cash, cash equivalents, investments, projected cash from operations, and availability of financing (including equity issuances), if needed, will be adequate to meet our obligations and other potential cash requirements during the next 12 months. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes, RQ Notes and revolving credit facility (if amounts are drawn), capital expenditures at our operations, potential acquisitions of other mining companies or properties, regulatory matters, litigation, potential repurchases of our common stock under the program described above, and payment of dividends on common stock, if declared by our board of directors.  We currently estimate that in 2018, a total of between $140 million and $145 million will be spent on capital expenditures, primarily for equipment, infrastructure, and development at our mines, including $83.3 million incurred in the first nine months of 2018.  We also estimate that exploration and pre-development expenditures will total approximately $40 million in 2018, including $31.2 million already incurred as of September 30, 2018. In addition, we expect research and development expenditures for our current projects in 2018 to total between $6 million and $10 million, including $5.0 million already incurred as of September 30, 2018. However, capital, exploration, pre-development expenditures, and research and development may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, and other factors. A sustained downturn in metals prices or significant increase in operational or capital costs, other uses of cash, or other factors beyond our control could impact our plans.

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash provided by operating activities (in millions)	$75.2	$74.1

Cash provided by operating activities in the first nine months of 2018 increased by $1.1 million compared to the same period in 2017 due to a lower decrease in cash from working capital and other asset and liability changes, partially offset by lower income, as adjusted for non-cash items. Working capital and other operating asset and liability changes resulted in a net cash flow decrease of $25.2 million in the first nine months of 2018 compared to a net decrease of $26.4 million in the first nine months of 2017.  The $1.2 million variance in working capital changes is primarily attributable to higher accounts payable due to the addition of the Nevada Operations and various projects in progress there and lower estimated income tax payments in Mexico. Those factors were partially offset by higher accounts receivable balances at San Sebastian and Greens Creek. The reduction in income, as adjusted for non-cash items, resulted primarily from reduced gross profit at our San Sebastian unit and a gross loss at our Nevada Operations unit since its acquisition in July, partially offset by proceeds of $32.8 million from the early settlement of base metals derivatives (see Note 12 of Notes to Condensed Consolidated Financial Statements (Unaudited)).

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash used in investing activities (in millions)	$(184.6)	$(70.4)

We had a cash outflow of $139.3 million for the acquisition of Klondex, net of their cash balance acquired, in July 2018. During the first nine months of 2018, we invested $83.3 million in capital expenditures, not including $7.0 million in non-cash capital lease additions, an increase of $12.9 million compared to the same period in 2017 primarily due to capital projects at the newly-acquired Nevada Operations.  In the first nine months of 2018 and 2017, we purchased bonds having maturities of greater than 90 days and less than 365 days with a cost basis of $31.2 million and $35.3 million, respectively, and bonds valued at $64.9 million and $31.2 million matured during the first nine months of 2018 and 2017, respectively. We purchased marketable equity securities having a cost basis of $0.8 million and $1.6 million during the first nine months of 2018 and 2017, respectively. During the first nine months of 2018 and 2017, we received $4.4 million and $5.6 million, respectively, in insurance proceeds related to the collapse of the mill building at the Troy mine in February 2017 due to snow.

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash used in financing activities (in millions)	$(15.7)	$(2.8)

During the first nine months of 2018 and 2017, we received $3.1 million and $9.6 million, respectively, in net proceeds from the sale of shares of our common stock under the equity distribution agreement discussed above. We had borrowings totaling $78.0 in the first nine months of 2018, including $47 million drawn on our revolving credit facility in July 2018, which was repaid in September 2018, and $30.8 million for the issuance of the RQ Notes in March 2018. In addition to repayment of our revolving credit facility balance, in July 2018 we repaid the $35.0 million revolving credit facility balance assumed in the acquisition of Klondex. We made repayments on our capital leases of $6.0 million and $5.1 million in the nine-month periods ended September 30, 2018 and 2017, respectively. During the first nine months of 2018 and 2017, we paid cash dividends on our common stock totaling $3.2 million and $3.0 million, respectively, and cash dividends of $0.4 million in each period on our Series B Preferred Stock. We acquired treasury shares for $2.7 million and $3.0 million in the first nine months of 2018 and 2017, respectively, resulting from our employees' elections to satisfy their tax withholding obligations related to incentive compensation paid in stock and vesting of restricted stock units through net share settlement. See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Exchange rate fluctuations between the U.S. dollar and the Canadian dollar and Mexican peso resulted in a decrease in our cash balance of $0.2 million during the nine months ended September 30, 2018 and an increase of $1.1 million during the nine months ended September 30, 2017, respectively.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, RQ Notes, outstanding purchase orders, certain capital expenditures, our credit facility and lease arrangements as of September 30, 2018 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligations (1)	$21,891	$—	$—	$—	$21,891
Commitment fees (2)	1,000	2,000	708	—	3,708
Contractual obligations (3)	1,593	—	—	—	1,593
Capital lease commitments (4)	6,182	8,270	1,223	—	15,675
Operating lease commitments (5)	3,615	6,173	3,307	—	13,095
Supplemental executive retirement plan (6)	526	1,453	1,929	4,801	8,709
Senior Notes (7)	34,822	561,635	—	—	596,457
RQ Notes (8)	1,446	33,190	—	—	34,636
Total contractual cash obligations	$71,075	$612,721	$7,167	$4,801	$695,764

(1)

Consists of open purchase orders of approximately $14.2 million at the Greens Creek unit, $0.4 million at the Lucky Friday unit, $2.0 million at the Casa Berardi unit and $5.3 million at the Nevada Operations unit.

(2)

We have a $250 million revolving credit agreement under which we are required to pay a standby fee of 0.5% per annum on undrawn amounts under the revolving credit agreement. With the exception of $3.0 million in letters of credit outstanding, there was no amount drawn under the revolving credit agreement as of September 30, 2018. The amounts above assume no amounts will be due during the agreement's term.  For more information on our credit facility, see Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)	As of September 30, 2018, we were committed to approximately $0.6 million and $1.0 million for various items at Greens Creek and Nevada Operations, respectively.

(4)

Includes scheduled capital lease payments of $7.2 million, $1.6 million, $4.8 million and $2.1 million (including interest) for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units, respectively.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

(7)

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021. The Senior Notes bear interest at a rate of 6.875% per year from the original date of issuance or the most recent payment date to which interest has been paid or provided for.  Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013, and we have made all interest payments payable to date. Since the initial offering, we have issued an additional $6.5 million in aggregate principal amount of the Senior Notes to fund obligations under our defined benefit pension plan. See Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

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

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At September 30, 2018, our liabilities for these matters totaled $105.9 million.  Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At September 30, 2018, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants, equipment and mineral interests, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under Part I, Item 1. – Business in our annual report filed on Form 10-K for the year ended December 31, 2017, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in exchange-traded funds, industrial demand, and consumer demand. Gold demand arises primarily from investment and consumer demand.  Investment demand for silver and gold can be influenced by several factors, including:  the value of the U.S. dollar and other currencies, changing U.S. budget deficits, widening availability of exchange-traded funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertainty related to the political environment in the U.S., Britain's exit from the European Union and a global economic recovery, including recent uncertainty in China, could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  Consumer demand is driven significantly by demand for jewelry and other retail products. We believe that long-term industrial and economic trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer demand for silver and gold and industrial demand for silver.  However, China has recently experienced a lower rate of economic growth which could continue in the near term. There can be no assurance whether these trends will continue or how they will impact prices of the metals we produce. In the past, we have recorded impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

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

Reserves are a key component in the valuation of our properties, plants, equipment and mineral interests. Reserve estimates are used in determining appropriate rates of units-of-production depreciation, with net book value of many assets depreciated over remaining estimated reserves. Reserves are also a key component in forecasts, with which we compare future cash flows to current asset values in an effort to ensure that carrying values are reported appropriately. Our forecasts are also used in determining the level of valuation allowances on our deferred tax assets. Reserves also play a key role in the valuation of certain assets in the determination of the purchase price allocations for acquisitions. Annual reserve estimates are also used to determine conversions of mineral assets beyond the known reserve resulting from business combinations to depreciable reserves, in periods subsequent to the business combinations (see Business Combinations below).  Reserves are a culmination of many estimates and are not guarantees that we will recover the indicated quantities of metals or that we will do so at a profitable level.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our risk management activities includes forward-looking statements that involve risks and uncertainties, as well as summarizes the financial instruments held by us at September 30, 2018, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Part I, Item 1A. – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2017, as updated in Part II, Item 1A - Risk Factors in our quarterly reports filed on Form 10-Q for the periods ended March 31, 2018 and June 30, 2018 and this quarterly report filed on Form 10-Q for the period ended September 30, 2018).

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when all performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Part I, Item 1A. – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our annual report filed on Form 10-K for the year ended December 31, 2017).  At September 30, 2018, metals contained in concentrates and exposed to future price changes totaled approximately 1.2 million ounces of silver, 5,734 ounces of gold, 7,277 tons of zinc, and 2,447 tons of lead.  If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $4.6 million.  However, as discussed in Commodity-Price Risk Management below, we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

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

As of September 30, 2018, we recorded the following balances for the fair value of the contracts:

•	a current asset of $0.3 million, which is included in other current assets; and
•	a current liability of $0.6 million, which is included in other current liabilities and is net of $0.2 million for contracts in a fair value current asset position.

We recognized an $8.3 million net gain during the first nine months of 2018 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net gain recognized on the contracts offsets losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $40.3 million net gain during the first nine months of 2018 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net gain for the first nine months of 2018 is the result of a decline in zinc and lead prices. During the third quarter of 2018, we settled, prior to their maturity date, contracts in a gain position for cash proceeds to us of approximately $32.8 million. As a result, there were no metals committed under contracts on forecasted sales as of September 30, 2018. This program, when utilized, is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below). When those prices increase compared to the contract prices, we incur losses on the contracts.

The following tables summarize the quantities of metals committed under forward sales contracts at September 30, 2018 and December 31, 2017:

September 30, 2018	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2018 settlements	1,221	6	10,362	4,685	$14.56	$1,211	$1.17	$0.94

December 31, 2017	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2018 settlements	1,447	5	21,550	4,740	$16.64	$1,279	$1.45	$1.11
Contracts on forecasted sales
2018 settlements	—	—	32,187	16,645	N/A	N/A	$1.29	$1.06
2019 settlements	—	—	23,589	18,078	N/A	N/A	$1.30	$1.09
2020 settlements			3,307	2,866	N/A	N/A	$1.27	$1.08

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates between the U.S. dollar ("USD") and the Canadian dollar ("CAD") and Mexican peso ("MXN"). We have determined the functional currency for our Canadian and Mexican operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD and MXN to USD are recorded to earnings each period. For the nine months ended September 30, 2018, we recognized a net foreign exchange gain of $2.9 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at September 30, 2018 would have resulted in a change of approximately $11.8 million in our net foreign exchange gain or loss. A 10% change in the exchange rate between the USD and MXN from the rate at September 30, 2018 would have resulted in a change of approximately $0.6 million in our net foreign exchange gain or loss.

In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a program to manage our exposure to the impact of fluctuations in the exchange rate between the USD and MXN on our future operating costs denominated in MXN. The programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of September 30, 2018, we had 94 forward contracts outstanding to buy CAD$225.1 million having a notional amount of US$174.0 million, and 30 forward contracts outstanding to buy MXN$178.5 million having a notional amount of USD$8.8 million. The CAD contracts are related to forecasted cash operating costs at Casa Berardi to be incurred from 2018 through 2022 and have CAD-to-USD exchange rates ranging between 1.2729 and 1.3315. The MXN contracts are related to forecasted cash operating costs at San Sebastian to be incurred from 2018 through 2020 and have MXN-to-USD exchange rates ranging between 19.4400 and 20.8550. Our risk management policy allows for up to 75% of our planned cost exposure for five years into the future to be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of September 30, 2018, we recorded the following balances for the fair value of the contracts:

•	a current asset of $1.1 million, which is included in other current assets;
•	a non-current asset of $0.7 million, which is included in other non-current assets; and
•	a current liability of $0.1 million, which is included in other current liabilities.

Net unrealized gains of approximately $1.5 million related to the effective portion of the hedges were included in accumulated other comprehensive loss as of September 30, 2018. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $0.8 million in net unrealized gains included in accumulated other comprehensive loss as of September 30, 2018 would be reclassified to current earnings in the next twelve months. Net realized gains of approximately $0.2 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the nine months ended September 30, 2018. Net unrealized gains of approximately $19 thousand related to ineffectiveness of the hedges were included in gain (loss) on derivatives contracts on our consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2018.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective, as of September 30, 2018, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Part I, Item 1A. – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2017, as updated in Part II, Item 1A. – Risk Factors in our quarterly reports on Form 10-Q for the periods ended March 31, 2018 and June 30, 2018, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results. Certain of those risk factors have been updated in this Form 10-Q, as set forth below.

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

A joint final Environmental Impact Statement with respect to our Montanore project was issued in December 2015 by the USFS and Montana Department of Environmental Quality, and each agency issued a ROD in February 2016 providing approval for development of the Montanore project. However, private conservation groups have taken and may in the future take actions to oppose or delay the Montanore project. On May 30, 2017, the Montana Federal District Court issued Opinions and Orders in three lawsuits challenging previously granted environmental approvals for the Montanore project. The Orders overturned the approvals for the project granted by the USFS and the United States Fish and Wildlife Service, and in each case remanded the ROD and associated planning documents for further review by the agencies consistent with the Court's Opinions. In June 2017, the Court vacated the agencies’ approvals for the project. As a result, additional work must be performed by the agencies to address the deficiencies in the ROD and associated planning documents identified by the Court, and new approvals must be granted, before the project may proceed beyond certain preliminary actions. In addition, in October 2018, a court in Lincoln County, Montana found that the adit (which is an underground tunnel) which we had intended to use to develop the Montanore project trespassed on certain unpatented mining claims we do not own but which the adit goes through. In the case, which dates back to 2008, the jury delivered a verdict against certain of our subsidiaries for $3,325,000. We plan to appeal the finding of trespass and the award of damages, and we believe there are strong arguments for reversal. There can be no assurance that the appeal will succeed, or that we will remain able to use the portion of the adit that travels beneath the surface of the unpatented claims we do not currently own. As a result, our ability to access, develop or operate the Montanore project is at risk.

Recent events in the State of Montana create additional risks with respect to permitting of the Rock Creek and Montanore projects. In March 2018, each of Hecla Mining Company and our CEO was notified by the Montana Department of Environmental Quality (“DEQ”) of alleged violations of Montana’s mine reclamation statutes and related regulations due to our CEO’s prior role as an officer of a mining company when it declared bankruptcy, together with the fact that subsequently, proceeds from that company's sureties were insufficient to fully fund reclamation at the company’s mine sites in Montana. To date, no enforcement action has been taken to revoke or deny any permits held by our subsidiaries, however, those subsidiaries have commenced litigation challenging the DEQ’s assertion. The DEQ in turn has attempted to initiate litigation against Hecla Mining Company and our CEO. It is possible that the DEQ may bring an enforcement action in the future, or the litigation may be resolved unfavorably, either of which could have the effect of delaying, increasing the costs of, or preventing exploration and development efforts at the two projects.

On November 6, 2018, voters in Montana rejected a ballot initiative (“I-186”) that would have required the DEQ to deny a permit for any new hardrock mines in Montana unless the reclamation plan provides clear and convincing evidence that the mine will not require perpetual treatment of water polluted by acid mine drainage or other contaminants.  Although the election results eliminate this risk in the near term, it is possible that a similar initiative will arise in the future, in Montana or other jurisdictions where we operate.

Item 2. Unregistered Sales of Securities and Use of Proceeds

On September 12, 2018, we issued 1,870,749 unregistered shares of our common stock in a private placement to the Hecla Mining Company Retirement Plan Trust in order to satisfy the funding requirements for that defined benefit pension plan. The private placement was exempt from registration under the Securities Act of 1933 pursuant to section 4(a)(2) of that Act. The shares were subsequently registered for resale on a registration statement on Form S-3 filed with the SEC on September 12, 2018. We did not receive any cash proceeds from the issuance of the shares. The shares had a value of approximately $5.0 million at the time of issuance.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this Quarterly Report.

Item 6.    Exhibits

Hecla Mining Company and Subsidiaries

Form 10-Q – September 30, 2018

Index to Exhibits

2.1

Amending Agreement dated as of July 5, 2018, by and among Hecla Mining Company, its wholly-owned subsidiary, 1156291 B.C. Unlimited Liability Company, and Klondex Mines Ltd. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 6, 2018 (File No. 1-8491) and incorporated herein by reference.

3.1

Restated Certificate of Incorporation of the Registrant. Filed as exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 1-8491) and incorporated herein by reference.

3.2	Bylaws of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant's Current Report on Form 8-K filed on August 22, 2014 (File No. 1-8491), and incorporated herein by reference.

4.1

Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Included as Annex II to Restated Certificate of Incorporation of Registrant. Filed as exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 1-8491) and incorporated herein by reference.

4.2(a)

Indenture dated as of April 12, 2013 among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 15, 2013 (File No. 1-8491) and incorporated herein by reference.

4.2(b)

Supplemental Indenture, dated as of April 14, 2014, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee. Filed as exhibit 4.2 to Registrant’s Registration Statement on Form S-3ASR filed on April 14, 2014 (Registration No. 333-195246) and incorporated herein by reference.

4.2(c)

Supplemental Indenture, dated August 5, 2015, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and The Bank of New York Mellon Trust, N.A., as Trustee. Filed as exhibit 4.2(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-8491) and incorporated herein by reference.

4.2(d)	Supplemental Indenture, dated October 26, 2016, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and The Bank of New York Mellon Trust, N.A., as Trustee. Filed as exhibit 4.2(e) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-8491) and incorporated herein by reference.

4.2(e)

Registration Rights Agreement, dated September 12, 2018, among Hecla Mining Company, as sponsor of the Hecla Mining Company Retirement Plan and U.S. Bank National Association, as trustee of the Hecla Retirement Plan. Filed as exhibit 4.1 to Registrant’s S-3ASR filed September 12, 2018 (Registration No. 333-227309), and incorporated herein by reference.

10.1

Fifth Amended and Restated Credit Agreement dated as of July 16, 2018, by and among Hecla Mining Company, Hecla Limited, Hecla Alaska LLC, Hecla Greens Creek Mining Company, and Hecla Juneau Mining Company, as the Borrowers, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 17, 2018 (File No. 1-8491) and incorporated herein by reference.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act. *

99.1	Defined Contribution Basic Plan Document for the Hecla Mining Company Capital Accumulation Plan (401(k) Plan). *

101.INS	XBRL Instance. **

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation.**

101.DEF	XBRL Taxonomy Extension Definition.**

101.LAB	XBRL Taxonomy Extension Labels.**

101.PRE	XBRL Taxonomy Extension Presentation.**

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

HECLA MINING COMPANY
(Registrant)

Date:	November 8, 2018	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	November 8, 2018	By:	/s/ Lindsay A. Hall
Lindsay A. Hall, Senior Vice President and
Chief Financial Officer