Form 10-K
period 2018-12-31
HECLA MINING CO/DE/
filed 2019-02-22
CIK 719413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

Form 10-K

____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the transition period from to

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

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates was $1,382,183,101 as of June 30, 2018. There were 401,322,377 shares of the registrant’s Common Stock outstanding as of June 30, 2018, and 482,987,752 shares outstanding as of February 19, 2019.

Documents incorporated by reference herein:

To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 2019 Annual Meeting of Shareholders of the registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the registrant’s 2018 fiscal year, is incorporated herein by reference. See Part III.

Special Note on Forward-Looking Statements	1
PART I	1
Item 1. Business	1
Introduction	1
Products and Segments	5
Licenses, Permits and Claims/Concessions	6
Physical Assets	6
Employees	6
Available Information	6
Item 1A. Risk Factors	6
Item 1B. Unresolved Staff Comments	29
Item 2. Properties	29
The Greens Creek Unit	29
The Lucky Friday Unit	34
The Casa Berardi Unit	37
The San Sebastian Unit	42
The Nevada Operations Unit	46
Item 3. Legal Proceedings	55
Item 4. Mine Safety Disclosures	55
PART II	55
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	55
Item 6. Selected Financial Data	57
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	58
Overview	58
Results of Operations	61
The Greens Creek Segment	64
The Lucky Friday Segment	67
The Casa Berardi Segment	70
The San Sebastian Segment	72
The Nevada Operations Segment	74
Corporate Matters	76
Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)	76
Reconciliation of Net Income (Loss) (GAAP) to Earnings Before Interest, Taxes, Depreciation, and Amortization (non-GAAP)	83
Financial Liquidity and Capital Resources	83
Contractual Obligations and Contingent Liabilities and Commitments	86
Off-Balance Sheet Arrangements	87
Critical Accounting Estimates	87
New Accounting Pronouncements	89
Forward-Looking Statements	91
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	91
Provisional Sales	92
Commodity-Price Risk Management	92
Foreign Currency	93
Item 8. Financial Statements and Supplementary Data	94
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	94
Item 9A. Controls and Procedures	94
Disclosure Controls and Procedures	94
Management’s Annual Report on Internal Control over Financial Reporting	94
Attestation Report of Independent Registered Public Accounting Firm	96
Item 9B. Other Information	97
PART III	97
Item 10. Directors, Executive Officers and Corporate Governance	97
Item 11. Executive Compensation	99
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	99
Item 13. Certain Relationships and Related Transactions, and Director Independence	99
Item 14. Principal Accountant Fees and Services	99
PART IV	100
Item 15. Exhibits and Financial Statement Schedules	100
Item 16. Form 10-K Summary	102
Signatures	103
Index to Consolidated Financial Statements	F- 1

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

We produce lead, zinc and bulk concentrates, which we sell to custom smelters and brokers, and unrefined doré containing gold and silver, which are further refined before sale to precious metals traders.  We are organized and managed in five segments that encompass our operating units: the Greens Creek, Lucky Friday, Casa Berardi, San Sebastian and Nevada Operations units.

The map below shows the locations of our operating units and our exploration and pre-development projects, as well as our corporate offices located in Coeur d’Alene, Idaho, Vancouver, British Columbia, Val d'Or, Quebec and Reno, Nevada.

Our current business strategy is to focus our financial and human resources in the following areas:

•	Operating our properties safely, in an environmentally responsible manner, and cost-effectively.

•

Maintaining and investing in exploration and pre-development projects in the vicinities of seven mining districts and projects we believe to be under-explored and under-invested: our Greens Creek unit on Alaska's Admiralty Island located near Juneau; North Idaho's Silver Valley in the historic Coeur d'Alene Mining District; the silver-producing district near Durango, Mexico; the Abitibi region of northwestern Quebec, Canada; our newly-acquired projects in northern Nevada; the Rock Creek and Montanore projects in northwestern Montana; and the Creede district of southwestern Colorado.

•

Optimizing and improving operations at our Nevada Operations unit, which, along with other mineral interests, was obtained as a result of our acquisition of Klondex Mines Ltd. ("Klondex") in July 2018.

•	Continuing to optimize and improve operations at each of our other units, which includes incurring costs for new technologies and equipment that may not result in measurable benefits.

•	Expanding our proven and probable reserves and production capacity at our units.

•	Conducting our business with financial stewardship to preserve our financial position in varying metals price environments.

•	Advance permitting of the Rock Creek and Montanore projects.

•	Continuing to seek opportunities to acquire and invest in mining and exploration properties and companies.

Below is a summary of net (loss) income for each of the last five years (in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014
		Revised*	Revised*	Revised*	Revised*
Net (loss) income	$(26,563)	$(28,520)	$61,569	$(94,738)	$16,306

* See Note 2 of Notes to Consolidated Financial Statements

Our financial results over the last five years have been impacted by:

•	Changes in our sales of products due to fluctuations in metals prices and the amount of metals we sell. Our sales of products for the last five years were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Sales of products	$567,137	$577,775	$645,957	$443,567	$500,781

•	The average high and low daily closing market prices for silver, gold, lead and zinc for each of the last five years are as follows:

	2018	2017	2016	2015	2014
Silver (per oz.):
Average	$15.71	$17.05	$17.10	$15.70	$19.08
High	$17.52	$18.56	$20.71	$18.23	$22.05
Low	$13.97	$15.22	$13.58	$13.71	$15.28
Gold (per oz.):
Average	$1,269	$1,257	$1,248	$1,160	$1,266
High	$1,355	$1,346	$1,366	$1,296	$1,385
Low	$1,178	$1,151	$1,077	$1,049	$1,142
Lead (per lb.):
Average	$1.02	$1.05	$0.85	$0.81	$0.95
High	$1.22	$1.17	$1.12	$0.97	$1.03
Low	$0.85	$0.91	$0.72	$0.70	$0.82
Zinc (per lb.):
Average	$1.33	$1.31	$0.95	$0.88	$0.98
High	$1.64	$1.53	$1.32	$1.09	$1.10
Low	$1.04	$1.10	$0.66	$0.66	$0.88

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for a summary of our average realized and market prices for each of the three years ended December 31, 2018, 2017 and 2016.   Our results of operations are significantly impacted by fluctuations in the prices of silver, gold, lead and zinc, which are affected by numerous factors beyond our control.  See Item 1A. Risk Factors – Financial Risks – A substantial or extended decline in metals prices would have a material adverse effect on us for information on a number of the factors that can impact prices of the metals we produce. Our average realized prices for silver, zinc and lead were lower, while the average realized gold price was slightly higher, in 2018 compared to 2017. Our average realized prices were higher for all four metals in 2017 compared to 2016.  Market metal price trends are a significant factor in our operating and financial performance.  We are unable to predict fluctuations in prices for metals and have limited control over the timing of our concentrate shipments which impacts our realized prices. However, we utilize financially-settled forward contracts for the metals we produce with the objective of managing the exposure to changes in prices of those metals contained in our concentrate shipments between the time of sale and final settlement. In addition, at times we utilize a similar program to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.  See Note 11 of Notes to Consolidated Financial Statements for more information on our base and precious metal forward contract programs.

•	The following table illustrates our metal quantities produced and sold for the last five years:

		Year Ended December 31,
		2018	2017	2016	2015	2014
Silver -	Ounces produced	10,369,503	12,484,844	17,177,317	11,591,602	11,090,506
	Payable ounces sold	9,254,385	11,308,958	15,997,087	10,171,896	9,499,221
Gold -	Ounces produced	262,103	232,684	233,929	189,327	186,997
	Payable ounces sold	247,528	219,929	222,105	178,400	177,584
Lead -	Tons produced	20,091	22,733	42,472	39,965	40,255
	Payable tons sold	16,214	17,960	37,519	33,409	32,632
Zinc -	Tons produced	56,023	55,107	68,516	70,073	67,969
	Payable tons sold	39,273	39,335	49,802	49,831	48,648

•

Cost of sales and other direct production costs of $354.0 million in 2018, $304.7 million in 2017, $338.3 million in 2016, $292.4 million in 2015 and $304.4 million in 2014.  Cost of sales in 2018 were impacted by the addition of our Nevada Operations unit through the acquisition of Klondex in July 2018. Cost of sales and other direct production costs in 2018, 2017 and 2016 were impacted by commencement of sales at our San Sebastian unit in the first quarter of 2016. Cost of sales and other direct production costs in 2018 and 2017 were also impacted by suspension of full production at Lucky Friday as a result of a strike, as discussed further below. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for more information.

•

$14.6 million in suspension-related costs, along with $5.0 million in depreciation, depletion, and amortization, at our Lucky Friday unit, and $1.1 million in costs related to curtailment of production at the Midas mine, in 2018. In 2017, we recognized $17.1 million in suspension-related costs at Lucky Friday, along with $4.2 million in depreciation, depletion, and amortization. The suspension-related costs at Lucky Friday are a result of an ongoing strike by unionized employees that started in mid-March 2017 (see the Employees section below for more information).

•

Exploration and pre-development expenditures totaling $40.6 million, $29.0 million, $17.9 million, $22.0 million and $19.7 million for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

•

Provision for closed operations and environmental matters of $6.1 million, $6.7 million, $5.7 million, $12.2 million and $10.1 million for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

•

Net gain of $40.3 million in 2018, a net loss of $21.3 million in 2017, and net gains of $4.4 million in 2016, $8.3 million in 2015, and $9.1 million in 2014 on base metal forward contracts. These gains and losses are related to financially-settled forward contracts on forecasted zinc and lead production as part of a risk management program initiated in 2010.  See Note 11 of Notes to Consolidated Financial Statements for more information on our derivatives contracts.

•

Our acquisition of Aurizon Mines Ltd. ("Aurizon") in June 2013 was partially funded by the issuance of 6.875% Senior Notes due 2021 ("Senior Notes") in April 2013 for net proceeds of $490.0 million. In 2018, 2017, 2016, 2015 and 2014 we recorded interest expense related to the Senior Notes, including amortization of issuance costs, of $36.3 million, $35.3 million, $20.1 million, $22.7 million, and $24.6 million, respectively. The interest expense for 2017, 2016, 2015 and 2014 was recorded net of $0.9 million, $16.2 million, $13.5 million and $11.8 million, respectively, in capitalized interest primarily related to the #4 Shaft project at Lucky Friday which was completed in early 2017.

•

Our acquisition of Klondex for $414.2 million in July 2018. We recognized expenses related to the acquisition of $10.0 million in 2018. See Note 16 of Notes to Consolidated Financial Statements for more information.

•

Our acquisition of Mines Management for $52.1 million in September 2016. We recognized expenses related to the acquisition of $2.7 million in 2016. See Note 16 of Notes to Consolidated Financial Statements for more information.

•	Our acquisition of Revett for $20.1 million in June 2015. We recognized expenses related to the acquisition of $2.2 million in 2015.

•

Foreign exchange gain in 2018 of $10.3 million, losses in 2017 and 2016 of $9.7 million and $2.7 million, respectively, and gains in 2015 and 2014 of $24.2 million and $11.4 million, respectively, primarily due to increased exposure to exchange fluctuations between the U.S. dollar and Canadian dollar as a result of our acquisition of Aurizon.

•

Income tax benefit of $6.7 million in 2018, income tax provisions of $21.0 million, $28.1 million and $57.0 million in 2017, 2016 and 2015, respectively, and an income tax benefit of $4.9 million in 2014. See Note 6 of Notes to Consolidated Financial Statements for more information.

•	An increase in the number of shares of our common stock outstanding, which impacts our income (loss) per common share.

A comprehensive discussion of our financial results for the years ended December 31, 2018, 2017 and 2016, individual operating unit performance, general corporate expenses and other significant items can be found in Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, as well as the Consolidated Financial Statements and Notes thereto.

Products and Segments

Our segments are differentiated by geographic region. We produce zinc, lead and bulk flotation concentrates at our Greens Creek unit and lead and zinc flotation concentrates at our Lucky Friday unit, each of which we sell to custom smelters and brokers on contract. The flotation concentrates produced at our Greens Creek and Lucky Friday units contain payable silver, zinc and lead, and at Greens Creek they also contain payable gold. At Greens Creek, we also produce gravity concentrate containing silver, gold and lead. Unrefined bullion (doré) is produced from the gravity concentrate by a third-party processor, and shipped to a refiner before sale of the metals to precious metal traders. We also produce unrefined gold and silver bullion bars (doré) at our Casa Berardi, San Sebastian and Nevada Operations units, which are shipped to refiners before sale of the metals to precious metals traders. Payable metals are those included in our products which we are paid for by smelters, brokers and refiners. Our segments as of December 31, 2018 included:

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

•

The Casa Berardi unit located in the Abitibi region of northwestern Quebec, Canada. Casa Berardi is 100% owned and was acquired on June 1, 2013 with the purchase of all issued and outstanding common shares of Aurizon. Aurizon had operated and produced from the Casa Berardi mine since late 2006 and began various mine enhancements in an effort to improve operational efficiency, including a shaft deepening project completed in 2014 and a new paste fill facility completed in 2013. In addition to ongoing production from the underground mine, production from the East Mine Crown Pillar ("EMCP") surface mine commenced in July 2016. The addition of surface production and enhancements to the processing facility resulted in increased ore throughput and gold production.

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

•

The Nevada Operations unit located in northern Nevada. Nevada Operations is 100% owned and was acquired on July 20, 2018 with the purchase of all of the issued and outstanding common shares of Klondex. Nevada Operations consists of the Midas mine and mill, Fire Creek mine, Hollister mine, and Aurora mine and mill, along with various other exploration interests. Klondex had owned Fire Creek since 1975, Midas since 2014, and Hollister and Aurora since 2016.

The contributions to our consolidated sales by our operating units in 2018 were 46.7% from Greens Creek, 37.1% from Casa Berardi, 8.9% from San Sebastian, 5.5% from Nevada Operations and 1.8% from Lucky Friday.

See the Introduction section above for information on our metals production and sales for the years ended December 31, 2018, 2017, 2016, 2015 and 2014.

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

Physical Assets

Our business is capital intensive and requires ongoing capital investment for the replacement, modernization and expansion of equipment and facilities and to develop new ore reserves.  At December 31, 2018, the book value of our properties, plants, equipment and mineral interests, net of accumulated depreciation, was approximately $2.5 billion.  For more information see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. We maintain insurance policies against property loss and business interruption.  However, such insurance contains exclusions and limitations on coverage, and there can be no assurance that claims would be paid under such insurance policies in connection with a particular event.  See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks - Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

Employees

As of December 31, 2018, we employed 1,714 people, including the unionized employees at Lucky Friday currently on strike, as discussed below. With the exception of the employees on strike, we believe relations with our employees are generally good.

Many of the employees at our Lucky Friday unit are represented by a union. The most recent collective bargaining agreement with the unionized employees expired on April 30, 2016, and on February 19, 2017, those employees voted against our contract offer. On March 13, 2017, the unionized employees went on strike, and have been on strike since that time. We cannot predict how long the strike will last or whether an agreement will be reached.

Available Information

Hecla Mining Company is a Delaware corporation. Our current holding company structure dates from the incorporation of Hecla Mining Company in 2006 and the renaming of our subsidiary (previously Hecla Mining Company) as Hecla Limited. Our principal executive offices are located at 6500 N. Mineral Drive, Suite 200, Coeur d’Alene, Idaho 83815-9408. Our telephone number is (208) 769-4100. Our web site address is www.hecla-mining.com. We file our annual, quarterly and current reports and any amendments to these reports with the SEC, copies of which are available on our website or from the SEC free of charge (www.sec.gov or 800-SEC-0330). Charters of our audit, compensation, and corporate governance and directors nominating committees, as well as our Code of Ethics for the Chief Executive Officer and Senior Financial Officers and our Code of Conduct, are also available on our website. In addition, any amendments to our Code of Ethics or waivers granted to our directors and executive officers will be posted on our website. Each of these documents may be periodically revised, so you are encouraged to visit our website for any updated terms. We will provide copies of these materials to stockholders upon request using the above-listed contact information, directed to the attention of Investor Relations, or via e-mail request sent to hmc-info@hecla-mining.com.

We have included the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report. Additionally, we filed with the New York Stock Exchange (“NYSE”) the CEO’s certification regarding our compliance with the NYSE’s Corporate Governance Listing Standards (“Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards, which certification was dated June 5, 2018, and indicated that the CEO was not aware of any violations of the Listing Standards.

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

These factors are largely beyond our control and are difficult to predict. If the market prices for these metals fall below our production, exploration or development costs for a sustained period of time, we will experience losses and may have to discontinue exploration, development or operations, or incur asset write-downs at one or more of our properties. See Item 1. Business – Introduction for information on the average, high, and low daily closing prices for silver, gold, lead and zinc for the last five years. On February 19, 2019, the closing prices for silver, gold, lead and zinc were $15.78 per ounce, $1,334 per ounce, $0.91 per pound and $1.21 per pound, respectively.

We have limited cash resources and are dependent on access to our revolving credit facility or alternative financing to meet our expected working capital needs.

As of December 31, 2018, we held cash and cash equivalents of $27.4 million. As of December 31, 2017, we held cash, cash equivalents and short-term investments of $219.9 million; however, much of our cash was used in July 2018 to fund the acquisition of Klondex and related costs. As a result, we periodically borrow under our $250 million revolving credit facility in order to meet our ongoing working capital requirements. In 2019, we anticipate similarly borrowing under our credit facility. In order for funds to be available for borrowing under the credit facility, we are required to meet certain financial covenants. We cannot guarantee that we will be able to meet such covenants, and therefore borrowings under the credit facility may not be available to us. In the event we are unable to access the credit facility, we may be forced to revise our planned expenditures for 2019. We also could seek alternative sources of financing, but we cannot assure you that such sources will be available to us at all or at costs we would consider incurring. Any shortage of liquidity we may experience could have a material adverse effect on us. See the risk factors below, “The terms of our debt impose restrictions on our operations” and “We may be unable to generate sufficient cash to service all of our indebtedness and meet our other ongoing liquidity needs and may be forced to take other actions to satisfy our obligations under our indebtedness, which may be unsuccessful.”

The acquisition of Klondex increased our exposure to gold price volatility.

The financial results of our Nevada Operations unit, obtained through the acquisition of Klondex, are highly sensitive to changes in the price of gold, and the acquisition of Klondex increased the sensitivity of our results to such changes. Gold prices fluctuate and are affected by numerous factors, including expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic crises and governmental policies with respect to gold holdings by central banks. The demand for and supply of gold affects gold prices but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold consists primarily of jewelry and investment demand. We do not use forward sale contracts, or other derivative products, to protect the price level of future gold sales at the Nevada Operations unit, thereby exposing those sales to commodity price risk.

We have had losses that could reoccur in the future.

We have experienced volatility in our net (loss) income reported in the last five years, as shown in Item 6. Selected Financial Data, including net losses of $26.6 million in 2018, $28.5 million in 2017 and $94.7 million in 2015. A comparison of operating results over the past three years can be found in Results of Operations in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Many of the factors affecting our operating results are beyond our control, including, but not limited to, the volatility of metals prices; smelter terms; rock and soil conditions; seismic events; availability of hydroelectric power; diesel fuel prices; interest rates; foreign exchange rates; global or regional political or economic policies; inflation; availability and cost of labor; economic developments and crises; governmental regulations; continuity of orebodies; ore grades; recoveries; performance of equipment; price speculation by certain investors; and purchases and sales by central banks and other holders and producers of gold and silver in response to these factors. We cannot foresee whether our operations will continue to generate sufficient revenue in order for us to generate net cash from operating activities. We cannot assure you that we will not experience net losses in the future.

An extended decline in metals prices, an increase in operating or capital costs, mine accidents or closures, increasing environmental obligations, or our inability to convert exploration potential to reserves may cause us to record write-downs, which could negatively impact our results of operations.

When events or changes in circumstances indicate the carrying value of our long-lived assets may not be recoverable, we review the recoverability of the carrying value by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Impairment must be recognized when the carrying value of the asset exceeds these cash flows. Recognizing impairment write-downs could negatively impact our results of operations.  Metal price estimates are a key component used in the evaluation of the carrying values of our assets, as the evaluation involves comparing carrying values to the average estimated undiscounted cash flows resulting from operating plans using various metals price scenarios.  Our estimates of undiscounted cash flows for our long-lived assets also include an estimate of the market value of the exploration potential beyond the current operating plans.  We determined a decrease in the average market capitalization per in situ gold and silver ounce for similar companies, which is used to estimate portions of the future undiscounted cash flows for our assets, to represent a change in circumstances indicating the carrying value of our long-lived assets may not be recoverable as of December 31, 2018. However, our estimates of undiscounted cash flows exceeded the carrying values for all assets reviewed for recoverability as of December 31, 2018. If the prices of silver, gold, zinc and lead decline for an extended period of time, if we fail to control production or capital costs, if regulatory issues increase costs or decrease production, or if we do not realize the mineable ore reserves or exploration potential at our mining properties, we may be required to recognize asset write-downs in the future. In addition, the perceived market value of the exploration potential of our properties is dependent upon prevailing metals prices as well as our ability to discover economic ore. A decline in metals prices for an extended period of time or our inability to convert exploration potential to reserves could significantly reduce our estimates of the value of the exploration potential at our properties and result in asset write-downs.

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

In 2018, the United States imposed and enacted tariffs on certain items. Further, there have been ongoing discussions and activities regarding changes to other U.S. trade policies and treaties. In response, a number of markets, including China, into which we have in the past and may in the future sell our products, have already implemented tariffs on U.S. imports, or are threatening to impose tariffs on U.S. imports or to take other measures in response to these U.S. actions. These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade and, in particular, trade between China and the United States. Any of these factors could depress economic activity, restrict our access to customers and have a material adverse effect on our business, financial condition and results of operations. In addition, any actions by foreign markets to implement further trade policy changes, including limiting foreign investment or trade, increasing regulatory scrutiny or taking other actions which impact U.S. companies' ability to obtain necessary licenses or approvals could negatively impact our business.

In September 2018, in response to tariffs on Chinese goods implemented by the United States, China imposed a 5% tariff on lead concentrates and a 10% tariff on silver concentrates, both of which are products we produce and from time to time ship to China.  In 2018, we sold no lead concentrates to China and $0.1 million in silver concentrates to China, which represented less than 1% of our total sales for 2018. While to date the direct impact of tariffs has been immaterial on our sales and treatment charges, they may also have an impact on our sales and treatment charges outside of China.

These tariffs are relatively recent and are subject to a number of uncertainties as they are implemented, including future adjustments and changes in the countries excluded from such tariffs. The ultimate reaction of other countries, and businesses in those countries, and the impact of these tariffs or other actions on the United States, China, the global economy and our business, financial condition and results of operations, cannot be predicted at this time, nor can we predict the impact of any other developments with respect to global trade.

Commodity and currency risk management activities could prevent us from realizing possible revenues or lower costs, or expose us to losses.

We periodically enter into risk management activities such as financially-settled forward sales contracts to manage the exposure to changes in prices of silver, gold, lead and zinc contained in our concentrate shipments between the time of sale and final settlement. We also utilize such programs to manage the exposure to changes in the prices of lead and zinc contained in our forecasted future shipments. Such activities are utilized in an attempt to partially insulate our operating results from changes in prices for those metals. However, such activities may prevent us from realizing revenues in the event that the market price of a metal exceeds the price stated in a forward sale contract, and may also result in significant mark-to-market fair value adjustments, which may have a material adverse impact on our reported financial results. In addition, we are exposed to credit risk with our counterparties, and we may experience losses if a counterparty fails to purchase under a contract when the contract price exceeds the spot price of a commodity.

In 2016, we also initiated financially-settled forward contract programs to manage exposure to fluctuations in the exchange rates between the U.S. dollar ("USD") and the Canadian dollar ("CAD") and the Mexican peso ("MXN") and the impact on our future operating costs denominated in CAD and MXN. As with our metals derivatives, such activities may prevent us from realizing possible lower costs on a USD-basis in the event that the USD strengthens relative to the CAD or MXN compared to the exchange rates stated in the forward contracts, and also expose us to counterparty credit risk.

See Note 11 of Notes to Consolidated Financial Statements for more information on these forward contract programs.

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

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized.  Otherwise, a valuation allowance is applied against deferred tax assets, reducing the value of such assets.  Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income.  Estimates of future taxable income are based on forecasted income from operations and the application of existing tax laws in each jurisdiction.  Metal price and production estimates are key components used in the determination of our ability to realize the expected future benefit of our deferred tax assets. To the extent that future taxable income differs significantly from estimates as a result of a decline in metals prices or other factors, our ability to realize the deferred tax assets could be impacted.  Additionally, significant future issuances of common stock or common stock equivalents, or changes in the direct or indirect ownership of our common stock or common stock equivalents, could limit our ability to utilize our net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. Future changes in tax law or changes in ownership structure could limit our ability to utilize our recorded tax assets.  Due to the changes to tax laws under the Tax Cuts and Jobs Act enacted in December 2017, we determined it is more likely than not we will not realize the net deferred tax assets in the "Hecla U.S. tax group," our U.S. consolidated tax group which is exclusive of our U.S. consolidated tax group located in Nevada ("Klondex U.S. tax group"). We currently do not have valuation allowances for certain amounts related to the Klondex U.S. tax group and certain foreign deferred tax assets, and our deferred tax assets as of December 31, 2018 were $183.8 million, net of $95.0 million in valuation allowances. See Note 6 of Notes to Consolidated Financial Statements for further discussion of our deferred tax assets.

Returns for investments in pension plans and pension plan funding requirements are uncertain.

We maintain defined benefit pension plans for most U.S. employees, which provide for defined benefit payments after retirement for most U.S. employees. Canadian and Mexican employees participate in public retirement systems for those countries and are not eligible to participate in the defined benefit pension plans that we maintain for U.S. employees. The ability of the pension plans maintained for U.S. employees to provide the specified benefits depends on our funding of the plans and returns on investments made by the plans. Returns, if any, on investments are subject to fluctuations based on investment choices and market conditions. In addition, we have a supplemental executive retirement plan which is unfunded. A sustained period of low returns or losses on investments, or future benefit obligations that exceed our estimates, could require us to fund the pension plans to a greater extent than anticipated.  See Note 9 of Notes to Consolidated Financial Statements for more information on our pension plans.

Operation, Development, Exploration and Acquisition Risks

Mining accidents or other adverse events at an operation could decrease our anticipated production or otherwise adversely affect our operations.

Production may be reduced below our historical or estimated levels for many reasons, including, but not limited to, mining accidents; unfavorable ground or shaft conditions; work stoppages or slow-downs; lower than expected ore grades; unexpected regulatory actions; if the metallurgical characteristics of ore are less economic than anticipated; or because our equipment or facilities fail to operate properly or as expected. Our mines are subject to risks relating to ground instability, including, but not limited to, pit wall failure, crown pillar collapse, stope failure or the breach or failure of a tailings impoundment. Both the Lucky Friday and Casa Berardi mines have a history of ground instability underground and related incidents. The occurrence of an event such as those described above could result in loss of life or temporary or permanent cessation of operations, any of which could have a material adverse effect on our financial condition and results of operations. Other closures or impacts on operations or production may occur at any of our mines at any time, whether related to accidents, changes in conditions, changes to regulatory policy, or as precautionary measures.

In addition, our operations are typically in remote locations, where conditions can be inhospitable, including with respect to weather, surface conditions, interactions with wildlife or otherwise in or near dangerous conditions. In the past we have had employees, contractors, or employees of contractors get injured, sometimes fatally, while working in such challenging locations. An accident or injury to a person at or near one of our operations could have a material adverse effect on our financial condition and results of operations.

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

Our business is capital intensive, requiring ongoing investment for the replacement, modernization or expansion of equipment and facilities. Our mining and milling operations are subject to risks of process upsets and equipment malfunctions. Equipment and supplies may from time to time be unavailable on a timely basis. Our business is subject to a number of other risks and hazards including:

•	environmental hazards;

•	unusual or unexpected geologic formations;

•	rock bursts, ground falls, pit wall failures, or tailings impoundment breaches or failures;

•	seismic activity;

•	underground fires or floods;

•	unanticipated hydrologic conditions, including flooding and periodic interruptions due to inclement or hazardous weather conditions;

•	political and country risks;

•	civil unrest or terrorism;

•	industrial accidents;

•	disruption, damage or failure of technology systems related to operation of equipment and other aspects of our mine operations;

•	labor disputes or strikes; and

•	our operating mines have tailing ponds which could fail or leak as a result of seismic activity, unusual weather or for other reasons.

Such risks could result in:

•	personal injury or fatalities;

•	damage to or destruction of mineral properties or producing facilities;

•	environmental damage and financial penalties;

•	delays in exploration, development or mining;

•	monetary losses;

•	asset impairment charges;

•	legal liability; and

•	temporary or permanent closure of facilities.

We maintain insurance to protect against losses that may result from some of these risks, such as property loss and business interruption, in amounts we believe to be reasonably consistent with our historical experience, industry practice and circumstances surrounding each identified risk. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to environmental liability and political risk. We cannot assure you that claims would be paid under such insurance policies in connection with a particular event. Insurance specific to environmental risks is generally either unavailable or, we believe, too expensive for us, and we therefore do not maintain environmental insurance. Occurrence of events for which we are not insured may have an adverse effect on our business.

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

Our ability to sustain or increase our current level of metals production partly depends on our ability to develop new orebodies and/or expand existing mining operations. Before we can begin a development project, we must first determine whether it is economically feasible to do so. This determination is based on estimates of several factors, including:

•	ore reserves;

•	expected ore grades and recovery rates of metals from the ore;

•	future metals prices;

•	facility and equipment costs;

•	availability of adequate staffing;

•	availability of affordable sources of power and adequacy of water supply;

•	exploration and drilling success;

•	capital and operating costs of a development project;

•	environmental and closure, permitting and other regulatory considerations and costs;

•	adequate access to the site, including competing land uses (such as agriculture);

•	applicable tax rates;

•	foreign currency fluctuation and inflation rates; and

•	availability and cost of financing.

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

Our business depends on availability of skilled miners and good relations with employees.

We are dependent upon the ability and experience of our executive officers, managers, employees, contractors and their employees, and other personnel, and we cannot assure you that we will be able to retain such employees or contractors. We compete with other companies both in and outside the mining industry in recruiting and retaining qualified employees and contractors knowledgeable about the mining business. From time to time, we have encountered, and may in the future encounter, difficulty recruiting skilled mining personnel at acceptable wage and benefit levels in a competitive labor market, and may be required to utilize contractors, which can be more costly. Temporary or extended lay-offs due to mine closures may exacerbate such issues and result in vacancies or the need to hire less skilled or efficient employees or contractors. The loss of these persons or our inability to attract and retain additional highly skilled employees and contractors could have an adverse effect on our business and future operations.

We or our contractors may experience labor disputes, work stoppages or other disruptions in production that could adversely affect our business and results of operations. The Lucky Friday mine is our only operation where some of our employees are subject to a collective bargaining agreement, and the most recent agreement expired on April 30, 2016. On February 19, 2017, the unionized employees voted against our contract offer and on March 13, 2017 went on strike and have been on strike since that time. Production at Lucky Friday was suspended from the start of the strike until July 2017, when limited production resumed by salaried personnel. Suspension costs during the strike totaled $14.6 million in 2018 and are combined with non-cash depreciation expense of $5.0 million in 2018 and reported in a separate line item on our consolidated statement of operations. We cannot predict how long the strike will last or whether an agreement will be reached. As a result of the strike or other events related to labor at Lucky Friday, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations. Additionally, if we enter into a new labor agreement with any union that significantly increases our labor costs relative to our competitors, our ability to compete may be materially and adversely affected. Finally, it is possible operations at our other units could be subject to labor-related disruptions or union-organizing activity due to sympathy or coordinated action with the union or striking employees at the Lucky Friday unit.

Shortages of critical parts and equipment may adversely affect our operations and development projects.

The mining industry has been impacted, from time to time, by increased demand for critical resources such as input commodities, drilling equipment, trucks, shovels and tires. These shortages have, at times, impacted the efficiency of our operations, and resulted in cost increases and delays in construction of projects; thereby impacting operating costs, capital expenditures and production and construction schedules.

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

Certain of our mines and exploration properties in Nevada are located on land that is or may become subject to traditional territory, title claims and/or claims of cultural significance by certain Native American tribes, and such claims and the attendant obligations of the federal government to those tribal communities and stakeholders may affect our current and future operations.

Native American interests and rights as well as related consultation issues may impact our ability to pursue exploration, development and mining at certain of our properties in Nevada. There is no assurance that claims or other assertion of rights by tribal communities and stakeholders or consultation issues will not arise on or with respect to our properties or activities. These could result in significant costs and delays or materially restrict our activities. Opposition by Native American tribes and stakeholders to our presence, operations or development on land subject to their traditional territory or title claims or in areas of cultural significance could negatively impact us in terms of public perception, costly legal proceedings, potential blockades or other interference by third parties in our operations, or court-ordered relief impacting our operations. In addition, we may be required to, or may voluntarily, enter into certain agreements with such Native American tribes in order to facilitate development of our properties, which could reduce the expected earnings or income from any future production.

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

We may be unable to successfully integrate the operations of the properties we acquire, including our recently-acquired Nevada operations.

Integration of the businesses or the properties we acquire with our existing business, including our Nevada Operations unit acquired as part of the Klondex acquisition in July 2018, is a complex, time-consuming and costly process. Failure to successfully integrate the acquired properties and operations in a timely manner may have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficulties of combining the acquired operations with our existing business include, among other things:

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

We may not realize all of the anticipated benefits from our acquisitions, including our recent acquisition of Klondex.

We may not realize all (or any) of the anticipated benefits from any acquisition, such as increased earnings, cost savings and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher than expected acquisition and operating costs or other difficulties, unknown liabilities which may be significant, inaccurate reserve estimates, unrealized exploration potential, mill recoveries that are lower than required for portions of the orebodies to be economic, and fluctuations in market prices.

The properties we may acquire may not produce as expected, and we may be unable to determine reserve potential, identify liabilities associated with the acquired properties or obtain protection from sellers against such liabilities.

The properties we acquire in any acquisition, including our recently-acquired Nevada Operations unit, may not produce as expected, may be in an unexpected condition and we may be subject to increased costs and liabilities, including environmental liabilities. Although we review properties prior to acquisition in a manner consistent with industry practices, such reviews are not capable of identifying all existing or potential adverse conditions. Generally, it is not feasible to review in depth every individual property involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems or permit a buyer to become sufficiently familiar with the properties to fully assess their condition, any deficiencies, and development potential.

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

There are several ongoing legal disputes in which we are involved, and additional actions may be filed against us. We may be subject to future claims, including those relating to environmental damage, safety conditions at our mines, and other matters. The outcomes of these pending and potential claims are uncertain. We may not resolve these claims favorably. Depending on the outcome, these actions could cause adverse financial effects or reputational harm to us. If any of these disputes result in a substantial monetary judgment against us, are settled on terms in excess of our current accruals, or otherwise impact our operations (such as by limiting our ability to obtain permits or approvals), our financial results or condition could be materially adversely affected. For a description of some of the lawsuits and other claims in which we are involved, see Note 8 of Notes to Consolidated Financial Statements.

We are required to obtain governmental permits and other approvals in order to conduct mining operations.

In the ordinary course of business, mining companies are required to seek governmental permits and other approvals for continuation or expansion of existing operations or for the commencement of new operations. Obtaining the necessary governmental permits is a complex, time-consuming and costly process. The duration and success of our efforts to obtain permits are contingent upon many variables not within our control. Obtaining environmental permits, including the approval of reclamation plans, may increase costs and cause delays or halt the continuation of mining operations depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority. Interested parties including governmental agencies and non-governmental organizations or civic groups may seek to prevent issuance of permits and intervene in the process or pursue extensive appeal rights. Past or ongoing violations of laws or regulations involving obtaining or complying with permits could provide a basis to revoke existing permits, deny the issuance of additional permits, or commence a regulatory enforcement action, each of which could have a material adverse impact on our operations or financial condition. In addition, evolving reclamation or environmental concerns may threaten our ability to renew existing permits or obtain new permits in connection with future development, expansions and operations. We cannot assure you that all necessary approvals and permits will be obtained and, if obtained, that the costs involved will not exceed those that we previously estimated. It is possible that the costs and delays associated with the compliance with such standards and regulations could become such that we would not proceed with a particular development or operation.  We are often required to post surety bonds or cash collateral to secure our reclamation obligations and we may be unable to obtain the required surety bonds or may not have the resources to provide cash collateral, and the bonds or collateral may not fully cover the cost of reclamation and any such shortfall could have a material adverse impact on our financial condition.

We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law.

Our business is subject to extensive U.S. and foreign federal, state, provincial and local laws and regulations governing environmental protection, natural resources, prospecting, development, production, post-closure reclamation, taxes, labor standards and occupational health and safety laws and regulations, including mine safety, toxic substances and other matters. The costs associated with compliance with such laws and regulations are substantial. Possible future laws and regulations, or more restrictive interpretations of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures, restrictions on or suspensions of operations and delays in the development of new properties.

U.S. surface and underground mines like those at our Lucky Friday, Greens Creek and Nevada Operations units are continuously inspected by the U.S. Mine Safety and Health Administration (“MSHA”), which inspections often lead to notices of violation under the Mine Safety and Health Act. Any of our U.S. mines could be subject to a temporary or extended shutdown as a result of a violation alleged by MSHA.

In addition, we have been and are currently involved in lawsuits or regulatory actions in which allegations have been made of our causing environmental damage, being responsible for environmental damage caused by others, violating environmental laws, or violating environmental permits, and we may be subject to similar lawsuits or actions in the future. Moreover, such environmental matters have involved both our current and historical operations as well as the historical operations of entities and properties we have acquired. See the risk factors below titled "Our operations are subject to complex, evolving and increasingly stringent environmental laws and regulations," "Compliance with environmental regulations, and litigation based on such regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities," and "Our environmental obligations may exceed the provisions we have made."

Some mining laws prevent mining companies that have been found to engage in bad conduct from obtaining future permits until remediation or restitution has occurred. If we are found to be responsible for any such conduct, our ability to operate existing projects or develop new projects might be impaired until we satisfy costly conditions.

We cannot assure you that we will at all times be in compliance with applicable laws, regulations and permitting requirements. Failure to comply with applicable laws, regulations and permitting requirements may result in lawsuits or regulatory actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, which may require corrective measures including capital expenditures, installation of additional equipment or remedial actions. Any one or more of these liabilities could have a material adverse impact on our financial condition.

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

Our U.S. operations are subject to the Clean Water Act, which requires permits for certain discharges into waters of the United States. Such permitting has been a frequent subject of litigation and enforcement activity by environmental advocacy groups and the EPA, respectively, which has resulted in declines in such permits or extensive delays in receiving them, as well as the imposition of penalties for permit violations. In 2015, the regulatory definition of “waters of the United States” that are protected by the Clean Water Act was expanded by the EPA, thereby imposing significant additional restrictions on waterway discharges and land uses. However, in 2018, implementation of the relevant rule was suspended for two years, and subsequently a revised definition that narrows the 2015 version was proposed by the EPA and the Army Corps of Engineers. Even if the 2015 version is revised, it is possible that in the future the definition could again be expanded, or states could take action to address a perceived fall-off in protection under the Clean Water Act, either of which could increase litigation involving water discharge permits, which may result in delays in, or in some instances preclude, the commencement or continuation of development or production operations. Enforcement actions by the EPA or other federal or state agencies could also result. Adverse outcomes in lawsuits challenging permits or failure to comply with applicable regulations or permits could result in the suspension, denial, or revocation of required permits, or the imposition of penalties, any of which could have a material adverse impact on our cash flows, results of operations, or financial condition. See Note 8 of Notes to Consolidated Financial Statements.

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

Some of our facilities are located in or near environmentally sensitive areas such as salmon fisheries, endangered species habitats, and national forests, and we may incur additional costs to mitigate potential environmental harm in such areas.

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

The laws and regulations, changes in such laws and regulations, and lawsuits and enforcement actions described in this risk factor could lead to the imposition of substantial fines, remediation costs, penalties and other civil and criminal sanctions against us. Further, substantial costs and liabilities, including for restoring the environment after the closure of mines, are inherent in our operations. There is no assurance that any such law, regulation, enforcement or private claim, or reclamation activity, would not have a material adverse effect on our financial condition, results of operations or cash flows.

State ballot initiatives could impact our operations.

In recent years there have been several proposed or implemented ballot initiatives that sought to directly or indirectly curtail or eliminate mining in certain states, including Alaska, where our Greens Creek mine operates, and Montana, where we are seeking to develop the Montanore and Rock Creek projects. While both a salmon initiative in Alaska and a water treatment initiative in Montana were defeated by voters in November 2018, in the future similar or other initiatives that could impact our operations may be on the ballot in these states or other jurisdictions (including local or international) in which we currently or may in the future operate. To the extent any such initiative was passed and became law, there could be a material adverse impact on our financial condition, results of operations or cash flows.

Legal challenges could prevent the Rock Creek or Montanore projects from ever being developed.

The proposed development of our Rock Creek project has been challenged by several regional and national conservation groups at various times since the U.S. Forest Service (“USFS”) issued its initial Record of Decision (“ROD”) in 2003 approving Revett Mining Company’s plan of operation (Revett is now our wholly-owned subsidiary, named Hecla Montana, Inc.). Some of these challenges have alleged violations of a variety of federal and state laws and regulations pertaining to Revett’s permitting activities at Rock Creek, including the Endangered Species Act, the National Environmental Policy Act (“NEPA”), the 1872 Mining Law, the Federal Land Policy Management Act, the Wilderness Act, the National Forest Management Act, the Clean Water Act, the Clean Air Act, the Forest Service Organic Act of 1897, and the Administrative Procedure Act. As a result of litigation challenging the ROD, in May 2010, the USFS was directed by the Montana Federal District Court to produce a Supplemental Environmental Impact Statement (“SEIS”) to address NEPA procedural deficiencies that were identified by the court. The new SEIS was prepared and in August 2018, a new final ROD was issued. In early 2019, a group of environmental groups and other organizations filed a lawsuit challenging the ROD. We cannot predict how any future challenges will be resolved or if they will continue to delay the planned development at Rock Creek. Even if the ROD is successfully defended, we would still be required to comply with a number of requirements and conditions as Rock Creek development progresses, failing which could make us unable to continue with development activities.

A joint final Environmental Impact Statement with respect to our Montanore project was issued in December 2015 by the USFS and Montana Department of Environmental Quality, and each agency issued a ROD in February 2016 providing approval for development of the Montanore project. However, private conservation groups have taken and may in the future take actions to oppose or delay the Montanore project. On May 30, 2017, the Montana Federal District Court issued Opinions and Orders in three lawsuits challenging previously granted environmental approvals for the Montanore project. The Orders overturned the approvals for the project granted by the USFS and the United States Fish and Wildlife Service, and in each case remanded the ROD and associated planning documents for further review by the agencies consistent with the Court's Opinions. In June 2017, the Court vacated the agencies’ approvals for the project. As a result, additional work must be performed by the agencies to address the deficiencies in the ROD and associated planning documents identified by the Court, and new approvals must be granted, before the project may proceed beyond certain preliminary actions. In addition, in October 2018, a court in Lincoln County, Montana found that the adit (which is an underground tunnel) which we had intended to use to develop the Montanore project trespassed on certain unpatented mining claims we do not own but which the adit goes through. In the case, which dates back to 2008, the jury delivered a verdict against certain of our subsidiaries for $3,325,000. We plan to appeal the finding of trespass and the award of damages, and we believe there are strong arguments for reversal. We cannot assure you that the appeal will succeed, or that we will remain able to use the portion of the adit that travels beneath the surface of the unpatented claims we do not currently own. As a result, our ability to access, develop or operate the Montanore project is at risk.

In March 2018, each of Hecla Mining Company and our CEO was notified by the Montana Department of Environmental Quality (“DEQ”) of alleged violations of Montana’s mine reclamation statutes and related regulations due to our CEO being an officer of a mining company that declared bankruptcy in 1998, together with the fact that subsequently, proceeds from that company's sureties were insufficient to fully fund reclamation at that company’s mine sites in Montana. To date, no action has been taken to revoke or deny any permits held by our subsidiaries, however, those subsidiaries have commenced litigation challenging the DEQ’s assertion. The DEQ in turn has initiated litigation against Hecla Mining Company and our CEO in an effort to halt the development of the Montanore and Rock Creek projects. It is possible that the litigation may be resolved unfavorably, which could have the effect of delaying, increasing the costs of, or preventing exploration and development efforts at the two projects.

Mine closure and reclamation regulations impose substantial costs on our operations and include requirements that we provide financial assurance supporting those obligations. These costs could significantly increase.

We are required by U.S. federal and state laws and regulations and by laws and regulations in the foreign jurisdictions in which we operate to reclaim our mining properties. The specific requirements may change and vary among jurisdictions, but they are similar in that they aim to minimize long term effects of exploration and mining disturbance by requiring the control of possible deleterious effluents and re-establishment to some degree of pre-disturbance land forms and vegetation. In some cases, we are required to provide financial assurances as security for reclamation costs, which may exceed our estimates for such costs. Conversely, our reclamation costs may exceed the financial assurances in place and those assurances may ultimately be unavailable to us.

The EPA and other state, provincial or federal agencies may also require financial assurance for investigation and remediation actions that are required under settlements of enforcement actions under CERCLA or equivalent state regulations. Currently there are no financial assurance requirements for active mining operations under CERCLA; however, a December 2017 decision by EPA to not issue final regulations for financial assurance under CERCLA, as demanded in a lawsuit filed previously by several environmental organizations, has been challenged in court. Financial assurance rules under CERCLA, if adopted, could be financially material and adverse to us.

 Our environmental and asset retirement obligations may exceed the provisions we have made.

We are subject to significant environmental obligations.  At December 31, 2018, we had accrued $108.4 million as a provision for environmental and asset retirement obligations. We cannot assure you that we have accurately estimated these obligations, and in the future our accrual could materially change. Our environmental and asset retirement obligations could have a material adverse impact on our cash flows, results of operations, or financial condition. For information on our potential environmental liabilities and asset retirement obligations, see Note 5 and Note 8 of Notes to Consolidated Financial Statements.

We face risks relating to transporting our products, as well as transporting employees and materials at Greens Creek.

Certain of the products we ship to our customers are subject to regulatory requirements regarding shipping, packaging, and handling of products that may be considered dangerous to human health or the environment. Although we believe we are currently in compliance with all material regulations applicable to shipping, packaging, and handling our products, the chemical properties of our products or existing regulations could change and cause us to fall out of compliance or force us to incur substantial additional expenditures to maintain compliance with applicable regulations. Further, we do not ship our own products but instead rely on third party carriers to ship our products to our customers. To the extent that any of our carriers are unable or unwilling to ship our products in accordance with applicable regulations, including because of difficulty in obtaining, or increased cost of, insurance, or are involved in accidents during transit, we could be forced to find alternative shipping arrangements, assuming such alternatives would be available, and we could face liability as a result of any accident. Any such changes to our current shipping arrangements or accidents involving the shipment of our products could have a material adverse impact on our operations and financial results.

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

Risks Relating to Our Common Stock and Our Indebtedness

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

Since January 2010, we have paid all regular quarterly dividends on our Series B preferred stock.  The annual dividend payable on the Series B preferred stock is currently $0.6 million. Prior to 2010, there were numerous occasions when we did not declare dividends on the Series B Preferred Stock, but instead deferred them. We cannot assure you that we will continue to pay preferred stock dividends in the future.

Our board of directors adopted a common stock dividend policy that has two components: (1) a dividend that links the amount of dividends on our common stock to our average quarterly realized silver price in the preceding quarter, and (2) a minimum annual dividend of $0.01 per share of common stock, in each case payable quarterly, when declared. See Note 10 of Notes to Consolidated Financial Statements for more information on our common stock dividend policy.

From the fourth quarter of 2011 through and including the fourth quarter of 2018, our board of directors has declared a common stock dividend under the policy described above (although in some cases only a minimum dividend was declared and none relating to the average realized price of silver due to the prices not meeting the policy threshold). The declaration and payment of common stock dividends, whether pursuant to the policy or in addition thereto, is at the sole discretion of our board of directors, and we cannot assure you that we will continue to declare and pay common stock dividends in the future. In addition, the indenture governing our Senior Notes limits our ability to pay dividends.

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

Certain provisions in our restated certificate of incorporation, our by-laws and Delaware law could make it more difficult for a third party to acquire control of us, even if that transaction could be beneficial to stockholders. These impediments include:

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

Our common stock is currently listed on the NYSE. In the future, if we are not able to meet the continued listing requirements of the NYSE, which require, among other things, that the average closing price of our common stock be above $1.00 over 30 consecutive trading days, our common stock may be delisted. Our closing stock price on February 19, 2019 was $2.92.

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

As of December 31, 2018, we had total indebtedness of approximately $545.9 million, primarily in the form of our Senior Notes due 2021. Our level of debt and our debt service obligations could:

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

We and our subsidiaries may incur substantial additional indebtedness in the future. Although the indenture governing our Senior Notes contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of additional indebtedness that could be incurred in compliance with these restrictions could be substantial. In July 2018, we entered into our senior credit facility, which allows us to draw up to $250 million on a revolving basis. If new debt is added to our and our subsidiaries’ existing debt levels, the risks associated with such debt that we currently face would increase. In addition, the indenture governing the Senior Notes does not prevent us from incurring additional indebtedness under the indenture.

Any downgrade in the credit ratings assigned to us or our debt securities could increase future borrowing costs, adversely affect the availability of new financing and may result in increased collateral requirements under our existing surety bond portfolio.

As of February 19, 2019, our Senior Notes were rated “B+" with a stable outlook by Standard and Poor’s and “B3" with a stable outlook by Moody’s Investors Service. We cannot assure you that any rating currently assigned by Standard & Poor’s or Moody’s to us or our debt securities (including the Senior Notes) will remain unchanged for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. If we are unable to maintain our outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should our business prospects or financial results deteriorate, including as a result of declines in silver and gold prices or other factors beyond our control, our ratings could be downgraded by the rating agencies. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading would likely adversely impact us, including our ability to obtain financing on favorable terms, if at all, increase borrowing costs, result in increased collateral requirements under our surety bond portfolio, and have an adverse effect on the market price of our securities, including our Senior Notes.

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

Any draw-downs on our $250 million revolving credit facility would be secured debt. With the exception of the $3.0 million in letters of credit outstanding, we did not have a balance drawn on the revolving credit facility as of December 31, 2018.

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

In addition, we conduct substantially all of our operations through our subsidiaries, certain of which are not guarantors of our indebtedness. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of our indebtedness, our subsidiaries do not have any obligation to pay amounts due with respect to our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the credit agreement governing our revolving credit facility and the indenture governing our Senior Notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

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

These restrictions may affect our ability to grow in accordance with our strategy. Further, our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of any financing.

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

For the year ended December 31, 2018, our non-guarantor subsidiaries represented 46% of our sales of metals and 42% of our operating expenses. As of December 31, 2018, our non-guarantor subsidiaries represented 25% of our total assets and 16% of our total liabilities, including trade payables, deferred tax liabilities and royalty obligations but excluding intercompany liabilities.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Assuming all revolving loans were fully drawn, each one percentage point change in interest rates would result in a $2.5 million change in annual cash interest expense on our credit facility.

Key terms of the Senior Notes will be suspended if the Senior Notes achieve investment grade ratings and no default or event of default has occurred and is continuing.

Many of the covenants in the indenture governing the Senior Notes will be suspended if the Senior Notes are rated investment grade by Standard & Poor’s and Moody’s provided at such time no default or event of default has occurred and is continuing, including those covenants that restrict, among other things, our ability to pay dividends, incur debt and to enter into certain other transactions. We cannot assure you that the Senior Notes will ever be rated investment grade. However, suspension of these covenants would allow us to engage in certain transactions that would not be permitted while these covenants were in force, and the effects of any such transactions will be permitted to remain in place even if the Senior Notes are subsequently downgraded below investment grade.

We may be unable to repurchase Senior Notes in the event of a change of control as required by the indenture.

Upon the occurrence of certain kinds of change of control events specified in the indenture, holders of the Senior Notes will have the right to require us to repurchase all of the Senior Notes at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. Any change of control also would constitute a default under our revolving credit facility. Therefore, upon the occurrence of a change of control, the lenders under our revolving credit facility would have the right to accelerate their loans and, if so accelerated, we would be required to repay all of our outstanding obligations under such facility. We may not be able to pay the Senior Note holders the required price for their notes at that time because we may not have available funds to pay the repurchase price. In addition, the terms of other existing or future debt may prevent us from paying the Senior Note holders. We cannot assure you that we would be able to repay such other debt or obtain consents from the holders of such other debt to repurchase the Senior Notes. Any requirement to offer to purchase any outstanding Senior Notes may result in us having to refinance our outstanding indebtedness, which we may not be able to do. In addition, even if we were able to refinance our outstanding indebtedness, such financing may be on terms unfavorable to us.

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

Pursuant to a 1996 land exchange agreement, the joint venture owning Greens Creek transferred private property equal to a value of $1.0 million to the USFS and received exploration and mining rights to approximately 7,300 acres of land with mining potential surrounding the existing mine. Any production from new ore discoveries on the exchanged lands will be subject to a federal royalty included in the land exchange agreement. The royalty is only due on any production from reserves that are not part of Greens Creek’s extralateral rights. Thus far, there has been no production triggering payment of the royalty. The royalty is 3% if the average value of the ore during a year is greater than the benchmark, and 0.75% if the value is equal to or less than the benchmark. The benchmark of $120 per ton was adjusted annually in July according to the Gross Domestic Product (GDP) Implicit Price Deflator until the year 2016. The benchmark was fixed after 2016 and was approximately $161 per ton at December 31, 2018.

Greens Creek is an underground mine accessed by a ramp from surface which produces approximately 2,300 tons of ore per day. The primary mining methods are cut and fill and longhole stoping. The Greens Creek ore processing facility includes a SAG/ball mill grinding circuit to grind the run of mine ore to liberate the minerals and produce a slurry suitable for differential flotation of mineral concentrates.  A gravity circuit recovers free gold that exists as electrum, a gold/silver alloy in the ore.  Gravity concentrates are produced from this circuit prior to flotation.  Three flotation concentrates are produced: a lead concentrate which contains most of the silver recovered; a zinc concentrate which is low in precious metals content; and a zinc-rich bulk concentrate that contains gold, silver, zinc, and lead and must be marketed to an imperial smelter.  Doré is produced from the gravity concentrate by a third-party processor and further refined and sold to precious metal traders. The concentrate products are sold to a number of smelters and traders worldwide.  See Note 12 of Notes to Consolidated Financial Statements for information on the significant customers for Greens Creek’s products. Concentrates are shipped from the Hawk Inlet marine terminal about nine miles from the mill.

In 2018, ore was processed at an average rate of approximately 2,316 tons per day and total mill recovery was approximately 77% for silver, 88% for zinc, 80% for lead and 65% for gold.  The processing facility was originally constructed in 1988, with the first production commencing in 1989. Various modifications and upgrades have been made since that time.  Changes to the flotation circuit have included:  installation of regrind mills in 1992; mill recommissioning in 1996; expansion of concentrate cleaning equipment in 2000 and 2001; addition of a swing cell option in 2004, allowing for a reduction in bulk concentrate production; addition of an on-stream analyzer in 2006; expansion of lead rougher equipment in 2007; retrofit of two column sparge systems in 2010 and 2011; replacement of the carbon flotation columns complete with sparger upgrades in 2012 and 2013; installation of a replacement on-stream analyzer with an additional multiplexer in 2013 and 2014; and replacement of the sulfuric acid system with a carbon dioxide system for pH control in 2015.  Significant changes to the grinding circuit since original construction have included a new motor, two stage screening, and various internal lining modifications for the SAG mill, and replacement of the primary cyclones and the addition of a trommel magnet in the ball mill. In 2017, the swing cells were replaced with Woodgrove staged flotation reactor cells.

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

The employees at Greens Creek are employees of Hecla Greens Creek Mining Company, our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 369 employees at the Greens Creek unit at December 31, 2018.

Definition drilling in 2018 focused on upgrading mineralized material at the East Ore, 9A, Northwest West, Deep Southwest, West, Upper Plate, Gallagher and Deep 200 South zones. After applying economic analysis to these drilling results, we believe this mineralized material will likely be converted into reserves in the future, primarily in the East Ore, 9A, Upper Plate, 200 South and West zones. Ore tonnage as well as silver and gold ounces and tons of zinc and lead in the reserve experienced a notable increase driven by high-grade definition and exploration drill results, the new net smelter return terms (improved by-product credits and payable portions for zinc and gold), new resource modeling techniques, as well as various design changes made to reduce dilution. Underground exploration activities at Greens Creek in 2018 continued to define new mineralization along trend of the East, Gallagher, 9A, Deep 200 South, Southwest Bench and Upper Plate zones.

Planned activities to potentially add reserves in 2019 include additional drilling of the East Ore, Northwest West, 9A, Upper Plate, Lower Southwest and Deep 200 South zones as well as a new exploration drift in the Upper Plate. Exploration targets in 2019 are expected to include Upper Plate, Deep Southwest, Northwest West, and 200 South zones. Development is planned in 2019 for a major new exploration drift which we believe will enable definition of targets in the deepest areas of the 200 South Zone.

As of December 31, 2018, we have recorded a $41.8 million asset retirement obligation for reclamation and closure costs. We maintained a $88.1 million reclamation and long-term water treatment bond for Greens Creek as of December 31, 2018.  The net book value of the Greens Creek unit property and its associated plant, equipment and mineral interests was approximately $605.7 million as of December 31, 2018.

Based on current estimates of reserves and mineralized material, the currently expected remaining mine life at Greens Creek is approximately 11 years. Information with respect to production, Cost of sales and other direct production costs and depreciation, depletion and amortization, average Cash Cost, After By-product Credits, Per Silver Ounce, All-In Sustaining Costs ("AISC"), After By-product Credits, Per Silver Ounce, and proven and probable ore reserves is set forth in the following table.

	Years Ended December 31,
Production	2018	2017	2016
Ore milled (tons)	845,398	839,589	815,639
Silver (ounces)	7,953,003	8,351,882	9,253,543
Gold (ounces)	51,493	50,854	53,912
Zinc (tons)	55,350	52,547	57,729
Lead (tons)	18,960	17,996	20,596

Cost of sales and other direct production costs and depreciation, depletion and amortization	$190,066	$201,803	$191,297
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$(1.13)	$0.71	$3.84
AISC, After By-Product Credits, per Silver Ounce (1)	$5.58	$5.76	$9.42

Proven Ore Reserves(2,3,4,5,6,7)
Total tons	6,200	7,200	9,100
Silver (ounces per ton)	13.8	12.2	15.5
Gold (ounces per ton)	0.10	0.09	0.09
Zinc (percent)	7.0	6.1	6.6
Lead (percent)	2.8	2.4	2.5
Contained silver (ounces)	85,800	88,600	140,400
Contained gold (ounces)	600	600	800
Contained zinc (tons)	440	440	600
Contained lead (tons)	180	170	230

Probable Ore Reserves(2,3,4,5,6,7)
Total tons	9,269,500	7,542,500	7,585,000
Silver (ounces per ton)	11.5	11.9	11.7
Gold (ounces per ton)	0.09	0.10	0.09
Zinc (percent)	7.6	8.1	7.6
Lead (percent)	2.8	3.0	2.9
Contained silver (ounces)	106,972,000	90,130,300	88,728,600
Contained gold (ounces)	839,500	724,800	672,100
Contained zinc (tons)	706,040	614,390	575,530
Contained lead (tons)	262,760	224,880	217,050

Total Proven and Probable Ore Reserves(2,3,4,5,6,7)
Total tons	9,275,700	7,549,700	7,594,100
Silver (ounces per ton)	11.5	11.9	11.7
Gold (ounces per ton)	0.09	0.10	0.09
Zinc (percent)	7.6	8.1	7.6
Lead (percent)	2.8	3.0	2.9
Contained silver (ounces)	107,057,800	90,218,900	88,869,000
Contained gold (ounces)	840,100	725,400	672,900
Contained zinc (tons)	706,480	614,830	576,130
Contained lead (tons)	262,940	225,050	217,280

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

(3)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and smelter payables, and cash operating costs.  Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Greens Creek, the cutoff grade is expressed in terms of net smelter return (“NSR”), rather than metal grade.  The cutoff grade at Greens Creek is $190 per ton NSR for all zones except Gallagher, which has a cutoff grade of $200 per ton NSR.  Our estimates of proven and probable reserves are based on the following metals prices:

	December 31,
	2018	2017	2016
Silver (per ounce)	$14.50	$14.50	$14.50
Gold (per ounce)	$1,200	$1,200	$1,200
Lead (per pound)	$0.90	$0.90	$0.90
Zinc (per pound)	$1.15	$1.05	$1.05

(3)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2018 reserve model assumes average total mill recoveries of 78% for silver, 67% for gold, 88% for zinc and 81% for lead.

(4)

The increase in reserves in 2018 versus 2017 was due to compilation and review of historical data and addition of remnant reserve areas, new reserve areas and zone extensions based on data from new drills holes, partially offset by continued depletion of the deposit through production. The increase in reserves in 2017 versus 2016 was due to the addition of data from new drill holes, partially offset by continued depletion of the deposit through production.

(5)

Probable reserves at the Greens Creek unit are based on average drill spacing of 50 to 100 feet. Proven reserves typically require that mining samples are partly the basis of the ore grade estimates used, while probable reserve grade estimates can be based entirely on drilling results.  The proven reserves reported for Greens Creek for 2018 represent stockpiled ore.

(6)

Greens Creek reserve estimates were prepared by Paul Jensen, Chief Geologist, Alex Winant, Resource Geologist, Kerry Lear, Senior Resource Geologist (contractor), and Kyle Mehalek, Planning Engineer, at the Greens Creek unit and reviewed by Keith Blair, Chief Resource Geologist at Hecla Limited and Dean McDonald, Senior Vice President of Exploration.

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

In 2017, we began work with a third-party equipment manufacturer to develop a remote vein miner ("RVM"), a disc-cutting, continuous-mining machine.  We believe RVMs could be used to eliminate the current drill-and-blast method and increase safety and productivity at Lucky Friday.  We conducted engineering of the machine and ordered long-lead components for the first RVM in late 2017, and manufacturing and engineering work continued on the machine in 2018.

As discussed further below, the unionized employees at Lucky Friday have been on strike since mid-March 2017, resulting in limited production during that time. The mill has operated intermittently during the strike period, and total mill recovery was approximately 91% for silver and lead and 93% for zinc during 2018. Ore at the Lucky Friday is processed using a conventional lead/zinc flotation flowsheet, with process control guided by a real-time, on-line analyzer.  Run of mine ore is crushed in a conventional three stage crushing plant consisting of a primary jaw crusher, and a secondary crushing circuit, and tertiary cone crushing stage.  Crushed ore is ground in a ball mill, and the ground slurry reports to the lead flotation circuit.  The lead circuit tailings report to the zinc flotation circuit.  Lead and zinc concentrates are thickened and filtered, and final concentrate products are shipped to smelters for final processing.  The original flotation mill was constructed in 1960 and had a capacity of 750 tons per day. Various modifications and upgrades have been made since that time, including: installation of a 1,000 ton course ore bin and replacement of the ball mill in 1984 to increase processing capacity to 1,000 tons per day; replacement of the double-deck crushing screen with a triple-deck screen, installation of a tertiary cone crushing stage, lead concentrate flash flotation equipment, four ball mill cyclones, a mill feed sampler, and lead concentrate column cleaners and thickeners in 2005; addition of dust collection equipment in the crushing plant in 2006; installation of zinc concentrate flash flotation, conditioning, and column cleaner equipment, and an on-stream analyzer in 2007; construction of two new water treatment plants in 2008, with ongoing enhancements to those facilities since that time; addition of a discharge event pond in 2009; sand cyclone and reagent equipment in 2011; a disc filter added at Mine Tailing Impoundment Structure ("MTIS") 4 in 2016; and various other mill refurbishments. Current processing capacity of the Lucky Friday facility is approximately 1,000 tons per day. All lead and zinc concentrate sales during 2018 were shipped to Teck Resources Limited's smelter in Trail, British Columbia, Canada.

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

During 2014, Lucky Friday continued implementation of an Environmental Management System and completed installation of remote stream gauging stations. These stations assist in performing daily monitoring activities in nearby receiving waters as required by our effluent discharge permit. Additionally, we have completed reclamation activities on the 26 acre MTIS 4 borrow site and have achieved final stabilization of the disturbed area.  In 2015, closure plans and costs were updated and developed for MTIS 3 and 4.  The closure cost for MTIS 3 is based on the closure design and cost estimate developed by a third-party firm in conjunction with cost estimates prepared by Lucky Friday personnel to complete necessary associated work to facilitate the closure of the impoundment. The closure cost for MTIS 4 is based on the most recent closure cap design and was prepared for us by a consultant. At December 31, 2018, an asset retirement obligation of approximately $10.7 million had been recorded for closure of MTIS 3 and 4, reclamation and closure of the mine and mill upon the end of the known mine life based on a revised plan developed in 2016, and ongoing monitoring and maintenance.

The net book value of the Lucky Friday unit property and its associated plant, equipment and mineral interests was approximately $435.6 million as of December 31, 2018. The age of the facilities at Lucky Friday ranges from the 1950s to 2018.

At December 31, 2018, there were 287 employees at Lucky Friday. The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union is the bargaining agent for the Lucky Friday’s 214 hourly employees. As further discussed in Item 1A. Risk Factors, the most recent labor agreement expired on April 30, 2016. On February 19, 2017, the unionized employees voted against our contract offer. On March 13, 2017, the unionized employees went on strike, and have been on strike since that time. Production at Lucky Friday was suspended from the start of the strike, until limited production by salaried personnel commenced in July 2017.

Avista Corporation supplies electrical power to the Lucky Friday unit.

There was no exploration or definition drilling during 2018 due to the strike. Upon restart, definition drilling is expected to resume near the 6350-52 Ramp West, 6500 East Lateral, and 6500 Far East to test the 30 Vein and a portion of the 30 Vein offset by the Silver Fault. Drilling is also expected to refine the intermediate vein package at the 6500 level and upgrade 30 Vein resources on the eastern end of the deposit. These adjacent veins are roughly defined as intermediate veins which have become an increasingly significant component of the mine’s production mix within the life of mine plan. Exploration may resume on the far-east end of the Lucky Friday Extension deposit. The goal of this exploration drilling is to define vein extensions for the 30 Vein and intermediate veins.

Based on current estimates of reserves and mineralized material, the currently expected mine life at Lucky Friday is approximately 17 years. Information with respect to the Lucky Friday unit’s production, Cost of sales and other direct production costs and depreciation, depletion and amortization, average Cash Cost, After By-product Credits, Per Silver Ounce, AISC, After By-product Credits, Per Silver Ounce, and proven and probable ore reserves for the past three years is set forth in the table below.

	Years Ended December 31,
Production	2018	2017	2016
Ore milled (tons)	17,309	70,718	293,875
Silver (ounces)	169,041	838,658	3,596,010
Lead (tons)	1,131	4,737	21,876
Zinc (tons)	673	2,560	10,787

Cost of sales and other direct production costs and depreciation, depletion and amortization	$9,750	$15,107	$76,210
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$—	$5.81	$8.89
AISC, After By-product Credits, Per Silver Ounce (1)	$—	$12.48	$20.66

Proven Ore Reserves(2,3,4,5,6,7)
Total tons	4,230,200	4,245,800	3,307,900
Silver (ounces per ton)	15.4	15.4	17.5
Lead (percent)	9.6	9.6	10.4
Zinc (percent)	4.1	4.1	3.3
Contained silver (ounces)	65,234,100	65,448,400	57,924,800
Contained lead (tons)	406,080	407,520	345,360
Contained zinc (tons)	174,630	175,400	110,400

Probable Ore Reserves(2,3,4,5,6,7)
Total tons	1,386,600	1,386,600	1,541,600
Silver (ounces per ton)	11.4	11.4	12.9
Lead (percent)	7.6	7.6	7.9
Zinc (percent)	3.7	3.7	2.8
Contained silver (ounces)	15,815,300	15,815,300	19,912,100
Contained lead (tons)	104,720	104,720	121,640
Contained zinc (tons)	50,640	50,640	43,410

Total Proven and Probable Ore Reserves(2,3,4,5,6,7)
Total tons	5,616,800	5,632,400	4,849,500
Silver (ounces per ton)	14.4	14.4	16.1
Lead (percent)	9.1	9.1	9.6
Zinc (percent)	4.0	4.0	3.2
Contained silver (ounces)	81,049,400	81,263,700	77,836,900
Contained lead (tons)	510,800	512,240	467,000
Contained zinc (tons)	225,270	226,040	153,810

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

	December 31,
	2018	2017	2016
Silver (per ounce)	$14.50	$14.50	$14.50
Lead (per pound)	$0.90	$0.90	$0.90
Zinc (per pound)	$1.15	$1.05	$1.05

(4)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2018 reserve model assumes average total mill recoveries of 96% for silver, 94% for lead and 90% for zinc.

(5)

The change in reserves in 2018 from 2017 was because of depletion of the deposit through production. The change in reserves in 2017 versus 2016 was because of inclusion of additional intermediate vein material, partially offset by depletion of the deposit through production.

(6)

Lucky Friday reserve estimates were prepared by Ben Chambers, Mine Geologist, and Wes Johnson, Technical Services Manager, at the Lucky Friday unit and Joshua Pritts, Resource Geologist at Hecla Limited. The estimates were reviewed by Keith Blair, Chief Resource Geologist at Hecla Limited and Dean McDonald, Senior Vice President of Exploration.

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

Under the Quebec Mining Act, claims are required to be renewed every two years. Statutorily prescribed minimum work commitments apply to all claims and leases. As of December 31, 2018, the claims and leases comprising part of the Casa Berardi mine have excess work credits of CAD$10.7 million. Claims and leases for our other projects in Quebec have excess work credits of CAD$35.3 million as of December 31, 2018.

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

In early 2016, we made the decision to construct the East Mine Crown Pillar ("EMCP") open pit, which is just west of the East Mine infrastructure. Stripping and development of the EMCP pit is planned to take place over five stages. The first stage was completed in the first half of 2016, and processing of ore from the EMCP pit began in July 2016. Stripping and development have been ongoing, and the pit is being expanded to the west and is currently in the final stage of development. The EMCP pit uses conventional open pit mining methods, and is expected to run for approximately 4.5 years of production. The average amount of material to be moved every six months is anticipated to be approximately 70,000 to 390,000 tons of ore, with variable quantities of waste.

With the addition of new information, including new pits, evaluation of the schedule for mining the other pits is ongoing. The current plan is as follows:

•

The 134 Zone open pit, as currently designed, would be mined using conventional open pit mining methods. The 134 Zone open pit is expected to commence production prior to depletion of the EMCP pit and to run for approximately 2 full years of production. The average amount of material to be moved every six months is expected to approximate 190,000 tons of ore, with variable quantities of waste.

•

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

•

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

The gold recovery process is based on carbon-in-leach ("CIL") technology where gold is dissolved in a cyanide solution, and precipitated on activated carbon grains put in suspension. The product is doré bars poured in the mill’s refinery. Construction of the processing facility, consisting of a 3,600-ton crushing, ore processing, and tailings facility, was completed in 1988 by Inco Gold and Golden Knight Resources Inc., and ore processing began in September 1989, and during the next 9 years the mill processed 3.9 million tons at an average grade of 0.2 ounces per ton.  Production at Casa Berardi was suspended in 1997 and the mill was put on care and maintenance until 2005, when major rehabilitation work was initiated by Aurizon.  Beginning in the third quarter of 2005, upgrades including refurbishing of the crushing, grinding circuits, conveyors, and leach circuits, the addition of gravity circuits, and construction of an assay laboratory were performed, resulting in an increase of mill capacity.  The mill facility was commissioned in November of 2006 and the processing rate ramped up to reach commercial production in May of 2007. In 2018, total mill recovery of gold was approximately 87%.

The mine and mill complex are permitted to process 1,400,000 dry metric tonnes (approximately 1,543,000 tons) of ore per year at a rate of 4,227 tons per day. Difficult ground conditions and bottlenecks in stope preparation have limited underground production to levels below the designed capacity. In 2018, the mill processed approximately 1,375,718 tons, for an average of 3,769 tons per day. The current life of mine plan is based on an average milling rate near the permitted level, with the inclusion of material from the surface mines, for the remaining mine life.

Based on current estimates of reserves and mineralized material, the currently expected remaining mine life at Casa Berardi is approximately 15 years.

In-stope and definition underground drilling during 2018 concentrated within the 118, 121, 123, and 124 zones to refine orebody shapes and gold grade distributions for mine planning and reserves. Underground exploration drilling of the 118 and 123 zones near the bottom of the mine identified mineralization down-plunge to the west (118 Zone) and east (123 Zone) of currently defined mineralized material. Surface definition and exploration drilling has defined the limits and provided detailed characterization of gold grades for a series of new open pits at the 134 and 160 zones and defined a western extension of the EMCP and 146/148 zones. Late in 2018, definition drilling upgraded mineralized material to reserves at the West Mine Crown Pillar (WMCP). Exploration drilling has identified west and northwest extensions to the proposed Principal Zone open pit and extended mineralization to the west of the new WMCP pit at the west end of the Mining Lease.

The proposed underground in-stope and definition drilling programs for 2019 are expected to appraise the high-grade ore shoots of the 118, 119, 123 and 124 zones in the western part of the mine and high-grade, down-plunge extensions from surface of the 148 and 160 zones in the East Mine area. Surface exploration drilling is expected to evaluate shallow extensions of the NW-SW (WMCP area), 124, 129, 139, 146, 152 and 160 zones.

We expect the mine plan will continually be modified as new mineralization is discovered and upgraded to reserves.

The employees at Casa Berardi are employees of Hecla Quebec Inc., our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 580 employees at the Casa Berardi unit at December 31, 2018. We also currently utilize third-party contractors, which use their employees and equipment, for some of the mining activities at Casa Berardi.

Hecla acquired Aurizon on June 1, 2013 for approximately CAD$740.8 million (US$714.5 million), and has operated the Casa Berardi mine since the acquisition. The net book value of the Casa Berardi unit property and its associated plant, equipment and mineral interests was approximately $707.5 million as of December 31, 2018. As of December 31, 2018, we have recorded a $5.8 million asset retirement obligation for reclamation and closure costs. We maintain a surety bond as financial guarantee for future reclamation and closure work.

Information with respect to the Casa Berardi unit’s production, Cost of sales and other direct production costs and depreciation, depletion and amortization, average Cash Cost, After By-product Credits, Per Gold Ounce, AISC, After By-product Credits, Per Gold Ounce, and proven and probable ore reserves for 2018, 2017 and 2016 is set forth in the table below.

	Year Ended December 31,
Production	2018	2017	2016
Ore milled (tons)	1,375,718	1,296,224	997,588
Gold (ounces)	162,744	156,653	145,975
Silver (ounces)	38,086	36,566	33,641

Cost of sales and other direct production costs and depreciation, depletion and amortization	$199,402	$184,716	$163,216
Cash Cost, After By-product Credits, Per Gold Ounce (1)	$800.14	$819.60	$763.98
AISC, After By-product Credits, Per Gold Ounce (1)	$1,080.00	$1,173.82	$1,244.30

Proven Ore Reserves(2,3,4,5,6)
Total tons	6,789,700	2,458,100	2,574,700
Gold (ounces per ton)	0.08	0.13	0.11
Contained gold (ounces)	563,400	312,200	272,200

Probable Ore Reserves(2,3,4,5,6)
Total tons	16,953,500	11,412,500	7,751,900
Gold (ounces per ton)	0.08	0.10	0.13
Contained gold (ounces)	1,343,300	1,181,200	1,037,100

Total Proven and Probable Ore Reserves(2,3,4,5,6)
Total tons	23,743,200	13,870,600	10,326,600
Gold (ounces per ton)	0.08	0.11	0.13
Contained gold (ounces)	1,906,700	1,493,400	1,309,300

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

(3)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and refiner payables, and cash operating costs.  The cutoff grade at Casa Berardi is assumed to be between 0.099 and 0.110 ounces per ton for underground reserves and 0.020 ounces per ton for open pit reserves.  Our estimates of proven and probable reserves are based on prices of $1,200 per gold ounce for underground reserves and $1,225 per gold ounce for open pit reserves for 2018, and $1,200 per gold ounce for all reserves for 2017 and 2016.

(4)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2018 reserve model assumes average total mill recoveries for gold of approximately 86% for underground reserves and 85% for open pit reserves.

(5)

The changes in reserves in 2018 compared to 2017 and in 2017 compared to 2016 were a result of an increase in gold ounces due to inclusion of definition drilling information, offset by a decrease in gold ounces due to depletion of the deposit through production.

(6)

Casa Berardi reserve estimates were prepared by Real Parent, Principal Resource Geologist, Jonathan Archambault, Geology Superintendent, and Herman De Los Rios, Engineering Superintendent at the Casa Berardi unit. Casa Berardi resource estimates were reviewed by Keith Blair, Chief Resource Geologist at Hecla Limited and Dean McDonald, Senior Vice President of Exploration.

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

Exploration success on the Middle, North, and East Francine veins and completion of a Preliminary Economic Assessment lead to the decision in the third quarter of 2015 to develop shallow open pit mines on those veins, with development commencing in the fourth quarter of 2015. Ore production from the Middle and East Francine veins commenced late in the fourth quarter of 2015, and from the North Vein in the first quarter of 2016. Production from the original pits concluded in December 2017. The North Vein was expanded in 2018, and limited surface ore production resumed. The pits were extended to a maximum of approximately 270 feet in depth. Near-surface material is excavated, with drill and blast techniques used for deeper material. Total production from the expanded North Vein pit is anticipated to range from 2,000 to 14,000 tons of ore per month over an additional approximately 20 months, with variable quantities of waste, for total ore production of approximately 100,000 tons. Production was achieved through excavating and drilling and blasting the shallow-dipping, high-grade silver veins which carried significant gold credits. Third-party contractors are used for mining from the pits.

In January 2017, work commenced to build a new underground decline and rehabilitate historical underground workings at the San Sebastian mine in order to mine deeper ore from the Middle Vein. Limited underground production began in January 2018 using third-party contractors and has continued since that time, and is anticipated to total approximately 263,000 tons over 2 years. We expect to mine ore by the cut-and-fill stoping method and for the ore to be extracted from the stopes using rubber-tired equipment and hauled to the surface in trucks.

In mid-2018, we commenced development work to obtain a bulk sample from the Hugh Zone, which was discovered in 2005 and is the down-dip sulfide extension of the past-producing Francine vein. We have entered into a toll milling agreement with another company to process our sulfide ore at their flotation mill facility in Zacatecas, which is approximately 26 miles from the San Sebastian mine site. Processing of the bulk sample material is planned for early 2019. If testing of the bulk sample is successful, we believe production from the Hugh Zone has the potential to extend the mine life at San Sebastian.

Current run of mine ore is hauled in trucks by contractors to a processing facility near Velardeña, Durango, Mexico, which is located approximately 60 miles from the San Sebastian mine site. We previously owned the Velardeña mill, but now use it to process ore under a lease arrangement. Processing of ore averaged approximately 429 tons per day in 2018, with recovery of approximately 92% for silver and 87% for gold. As of December 31, 2018, we have the ability to lease the facility through 2020. The mill is a conventional leach, counter-current decantation and Merrill Crowe precipitation circuit capable of processing up to approximately 550 tons per day, depending on ore hardness. The ore is crushed in a two-staged crushing plant consisting of a primary jaw, a secondary cone crusher and a double-deck vibrating screen. The grinding circuit includes a primary ball mill and cyclone classifiers. The ground ore is thickened followed by agitated leaching and four stages of counter-current decantation to wash solubilized silver and gold from the pulp. The solution bearing silver and gold is clarified, deaerated and zinc dust added to precipitate silver and gold that is recovered in plate and frame filters. The precious metal precipitate is smelted and refined into doré, and is then shipped to a third-party refiner. Since construction of the mill in 1994, two leach tanks were added in 2001, a filter press was added in 2002, and the Merrill Crowe system and Autojet Filters were expanded and modified in 2012. In addition, rehabilitation of various components of the mill was completed in 2015 prior to the start of processing of the ore from the open pits.

At December 31, 2018, the net book value of the San Sebastian unit property and its associated plant and equipment was $15.1 million. Infrastructure includes the underground mine portal and development, a water supply system, maintenance shop, warehouse, laboratory, leased mill and related improvements, and various offices. Equipment and facilities are in good condition. As of December 31, 2018, $7.8 million has been accrued for reclamation and closure costs. All permits required for mining of the open pits and the underground mine and operation of the mill are in place.

There was a total of 71 employees at the San Sebastian unit as of December 31, 2018, with most of them employed by our subsidiary that provides certain specialized services to another subsidiary that owns the mine. These employees are not represented by a bargaining agent. We currently primarily use third-party contractors for mining and operation of the processing facility. The hourly employees of the lessor of the processing facility are represented by the Sindicato Nacional de Trabajadores Mineros, Metalúrgicos, Siderúrgicos y Similares de la República Mexicana (a Mexico national union) as bargaining agent.

Based on current estimates of reserves and mineralized material, the currently expected remaining mine life at San Sebastian is approximately 2 years.

Electric power is purchased from Comisiòn Federal de Electricidad (a Mexico federal electric company).

Drilling success from 2012 through 2018 on the near-surface East Francine, Middle and North veins at the San Sebastian property has led to open pit mine production on all three veins, and underground production on the Francine Vein. The Francine, Andrea, Middle and North veins now define over 6.0 miles of mineralized strike length and are open along strike and at depth. Drilling in 2018 identified a new high-grade, oxide ore shoot located approximately 1,000 feet east of the East Francine pit. This East Francine target is approximately 300 feet from surface and can be traced for about 1,500 feet along strike and 600 feet down dip. In combination with a nearby ore shoot in the eastern Middle Vein, this area may represent an important new development for the mine.

Additional oxide mineralization has been defined by drilling along the Professor and East Francine Veins. This mineralization is being reviewed to determine economic viability and for inclusion in mine planning. A new, near-surface area of vein-hosted, oxide mineralization has been identified 1,000 feet west of previous drilling along the Francine Vein. Drilling has also defined new oxide mineralization along the Esperanza Vein and newly-discovered El Toro Vein.

A new resource model of the polymetallic mineralization on the Francine Vein is being reviewed to determine economic viability and for inclusion in mine planning. There was also a discovery and follow-up infill drilling of a new polymetallic ore shoot along the western Middle Vein. This zone has dimensions of approximately 600 feet along strike and 800 feet downdip, and contains recoverable quantities of copper, lead, and zinc, in addition to high-grade gold and silver. It is located about 300 feet west and 200 feet below the current Middle Vein underground mine development and could expand the underground mineable reserves in this area.

The focus of exploration in 2019 is expected to be on defining new precious metal-rich, oxide mineralization at the West Francine, Esperanza and El Toro Veins that could extend the cyanide milling operation of the Velardeña mill. These areas where we have found additional oxide mineralization could develop into new mineralized material that may contribute additional oxide material to the mine life.

The focus of the 2019 Reverse Circulation ("RC") drilling program is expected to be on exploring the large untested area south of the mine area, in the Saladillo Valley, for new veins located under cover. RC drilling recently identified the South Vein in this area and several other RC geochemistry, soil geochemistry and direct current resistivity geophysical anomalies occur in this area. The Esperanza-South-Andrea Vein System traverses the area where RC drilling is being proposed and newly generated RC data could help refine exploration drilling along this trend and could also identify new parallel veins associated with this system.

Information with respect to the San Sebastian unit’s production, Cost of sales and other direct production costs and depreciation, depletion and amortization, average Cash Cost, After By-Product Credits, Per Silver Ounce, AISC, After By-product Credits, Per Silver Ounce, and proven and probable ore reserves is set forth in the table below.

	Year Ended December 31,
Production	2018	2017	2016
Ore milled (tons)	156,733	144,197	143,267
Silver (ounces)	2,037,072	3,257,738	4,294,123
Gold (ounces)	14,979	25,177	34,042

Cost of sales and other direct production costs and depreciation, depletion and amortization	$41,815	$23,700	$31,233
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$9.69	$(3.36)	$(3.35)
AISC, After By-product Credits, Per Silver Ounce (1)	$14.68	$(0.26)	$(1.99)

Proven Ore Reserves(2,3,4,5,6)
Total tons	21,500	30,500	43,000
Silver (ounces per ton)	3.9	23.3	23.4
Gold (ounces per ton)	0.08	0.19	0.19
Contained silver (ounces)	84,700	711,700	1,007,800
Contained gold (ounces)	1,800	5,800	8,200

Probable Ore Reserves(2,3,4,5,6)
Total tons	206,100	367,500	283,300
Silver (ounces per ton)	13.1	13.1	16.2
Gold (ounces per ton)	0.10	0.10	0.10
Contained silver (ounces)	2,704,800	4,808,700	4,592,600
Contained gold (ounces)	20,700	37,000	28,500

Total Proven and Probable Ore Reserves(2,3,4,5,6)
Total tons	227,600	398,000	326,300
Silver (ounces per ton)	12.3	13.9	17.2
Gold (ounces per ton)	0.10	0.11	0.11
Contained silver (ounces)	2,789,500	5,520,400	5,600,400
Contained gold (ounces)	22,500	42,800	36,700

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

(3)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and refiner payables, and cash operating costs.  Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at San Sebastian, the cutoff grade is expressed in terms of net smelter return, rather than metal grade.  The cutoff grade at San Sebastian is assumed to be $100 per ton NSR for open pit reserves and $140 per ton NSR for underground reserves. The average prices used for the San Sebastian unit were:

	December 31,
	2018	2017	2016
Silver (per ounce)	$14.50	$14.50	$14.50
Gold (per ounce)	$1,200	$1,200	$1,200

(4)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore. Metal recoveries vary by mine zone and ore grade. The 2018 reserve model assumes average total mill recoveries of approximately 91% for silver and 84% for gold.

(5)

The decrease in silver and gold reserves in 2018 compared to 2017 was due to depletion of the deposit through production, sterilization of material, and model changes in the open pit. The decrease in silver reserves in 2017 compared to 2016 was the result of depletion of the deposit through production, including higher grade portions, partially offset by inclusion of definition drilling information. The increase in gold reserves in 2017 compared to 2016 was the result of inclusion of definition drilling information, partially offset by depletion of the deposit through production.

(6)

San Sebastian reserve estimates were prepared by Joshua Pritts, Resource Geologist and Keith Blair, Chief Resource Geologist at Hecla Limited, and reviewed by Dean McDonald, Senior Vice President of Exploration.

The Nevada Operations Unit

As a result of our acquisition of Klondex in July 2018, we obtained 100% ownership of the Fire Creek mine, Hollister mine, Midas mine and milling facility, and the Aurora mine and milling facility, and various other mineral interests comprising a total land position of approximately 110 square miles in northern Nevada.

The employees at the Nevada Operations unit are employees of Klondex Gold & Silver Mining Company, our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 270 employees at the Nevada Operations unit at December 31, 2018.

Additional information on the Nevada Operations properties is below.

Fire Creek

In 1975, Klondex acquired the property as a very early stage exploration project. Fire Creek is located in north-central Nevada in Lander County, and to a lesser extent Eureka County, approximately 16 miles south of a major highway (Interstate 80) near other large gold deposits and mines which are owned and operated by major mining companies. Access to Fire Creek from Interstate 80 is by State Road 306, a good-quality road. Company-maintained mine and exploration roads provide access throughout the property. Fire Creek is a high-grade, epithermal vein deposit, and the land package covers approximately 18,755 acres (approximately 20.7 square miles), consisting of approximately 831 unpatented mining claims, and both leased and owned private fee lands. Our unpatented claims occupy public lands, administered by the United States Bureau of Land Management ("BLM"). Unpatented claims are governed by the laws and regulations of the U.S. federal government and the state of Nevada. Property fees are paid annually to the county in which they are held. To maintain our unpatented claims, we must file an annual notice of intent to maintain the claims within the county they are located and pay the annual mineral claim maintenance fees to the BLM. Certain of Fire Creek's claims are subject to various net smelter return ("NSR") royalties. Some of these royalties have been prepaid or advanced; however, those that have not been prepaid or advanced have no expiration date, and we may continue to incur payments on these royalties in the future. In addition, Fire Creek is subject to a 2.5% NSR royalty for all production commencing in 2019, and there is no expiration date on the royalty. Fire Creek consists of an underground, mechanized narrow vein mine, related mine support infrastructure, mining equipment, and administrative buildings, all of which are in reasonably well-maintained, operating condition. The map below illustrates the location and access to Fire Creek:

Mineralization at Fire Creek occurs in steeply dipping epithermal veins within Tertiary basalt flows and intrusive rocks. The mineralized basaltic rocks are a suite of mafic, extrusive rocks associated with the regional north-northwest-trending Northern Nevada Rift ("NNR") structural zone. The NNR system has been documented in multiple geophysical and geological studies and is distinguished as a linear magnetic anomaly approximately 30 miles wide that extends 190 miles south-southeast from the Oregon-Nevada border to central Nevada. The NNR originates from the McDermitt Caldera in northwest Nevada and is likely related to impingement of the Yellowstone hot-spot on continental crust.

The deposit is a low-sulfidation epithermal deposit vertically-zoned within high-angle northwest striking structures, hosted in a mid-Miocene basalt package. Mineralization occurs as shallow structurally-controlled fault hosted gold mineralization in variably altered Tertiary basalts and as native gold in steeply dipping quartz-calcite veins or structures. A package of middle Miocene basalt and basaltic andesite flow has been cut by high-angle normal faults related to both NNR and Basin and Range extension that form grabens and half-grabens which are the structural controls in the district.

High-grade mineralization has been delineated between approximately 4,900 feet and 5,700 feet and is open both up and down dip as well as along strike. Lower-grade mineralization occurs from the surface and mineralization is open at depth. Vein textures, gangue minerals, and alteration seen at Fire Creek are typical of low-sulfidation epithermal systems. Widespread propylitic alteration changes to argillic alteration proximal to veins and/or other structural fluid conduits. Low-grade gold mineralization is often spatially associated with the argillic alteration zone surrounding the high-grade gold. Mineralization often occurs along discrete horizons within vein structures. An opaline silica cap is discontinuously preserved at surface above the main mineralization at Fire Creek. Mineralized faults near this opaline silica were targeted by early prospecting and later shallow drilling by previous operators in the 1980s.

Fire Creek is defined by two major north-northwest striking vein arrays, each comprised of several en-echelon veins. Several new target areas outside of the known vein arrays have been defined by both gradient-array and dipole-dipole induced polarization surveys as well as versatile time domain electromagnetic system geophysical surveys.

The Fire Creek mine is a trackless mine accessed by a decline, and produces approximately 350 tons of ore per day. The mining method is primarily longhole stoping, with some ramp access utilized. Ore mined at Fire Creek is trucked approximately 165 miles to the Midas mill for processing, which is discussed in the Midas section below.

Fire Creek receives electrical power provided by NV Energy, a major Nevada power company.

As of December 31, 2018, the net book value of the Fire Creek mine property and its associated plant, equipment and mineral interests was approximately $258.2 million. As of December 31, 2018, we have recorded a $1.5 million asset retirement obligation for reclamation and closure costs at Fire Creek. We maintain a surety bond as financial security for future reclamation and closure work.

There has been a lack of investment in mine development, including horizontal drifts ("Haulages") and the ramp or decline system ("Spirals"), at Fire Creek. As a result, there have not been sufficient platforms to keep quality targets in the pipeline to replenish reserves as they are depleted. In late 2018, definition drilling focused on the upper portions of Spiral 3 along the Honeyrunner, Karen and Hui Wu structures and the up-dip southern extents of Joyce, 06 and 08 veins to advance the Spiral 4 area. Underground drift development is advancing Haulage 9 to provide an exploration drill platform by early next year. This platform will enable exploration drilling to further drill and extend Spiral 9 veins to the south and the Karen structure back to the north.

In 2019, the emphasis of definition drilling is expected to be on bringing Spiral 4 and Spiral 9 mineralized material into indicated resource inventories. Definition drilling at Spiral 3 is proposed south of Spiral 2, to follow up on previous significant drilling intercepts south of Spiral 9 and north of the 5350 North Haulage. Drilling will also continue to focus on upgrading resources along strike on the Titan Zone. An area of future potential drifting is to the north of the North Haulage at the 5350-elevation following up on surface success on veins to the northeast of the current Fire Creek mine.

Surface exploration drilling in the latter half of 2018 focused on extensions to current high-grade, gold-bearing structures including the Zeus target northwest of the mine, the Guard Shack target south of the mine and the Far View target which is east of the mine.

Underground exploration in 2019 at the Fire Creek mine is expected to evaluate extensions of veining north of Spiral 3 and to the south of Spiral 9. An area of future potential drifting is to the north of the North Haulage at the 5350-elevation following up on surface success on veins to the northeast of the current Fire Creek mine. Surface exploration at Fire Creek is expected to follow mineralized trends that have been identified by geophysics along the Titan, Zeus and South Notice trends. Parallel veins to the east at the Far View target are also expected to be evaluated.

Hollister

The Hollister property has been owned and operated since the 1900s by various mining companies which mined mercury in the early 1900s and gold and silver in the late part of the century. Klondex acquired the property in October 2016. Hollister is a fully-permitted past producing underground and open pit operation. It is located in north-central Nevada in Elko County, approximately 61.5 miles east-northeast of Winnemucca, Nevada and 17 miles southeast from the Midas mine. Hollister is accessed by all-weather paved and gravel county roads. Hollister is comprised of 1,005 unpatented lode claims and 11 unpatented mill site claims that cover an area in excess of 15,000 acres, and an additional 209 unpatented lode claims through agreements covering approximately 4,320 acres. Our unpatented claims occupy public lands administered by the BLM. Unpatented claims are governed by the laws and regulations of the U.S. federal government and the state of Nevada. To maintain our unpatented claims in good standing, we must file an annual notice of intent to maintain the claims with the county and pay the annual mineral claim filing fees to the BLM. Certain claims and areas of Hollister are subject to royalties, including seven separate NSR royalties ranging from 1% to 5%, and a 1% NSR royalty after 500,000 ounces of gold production occurring from October 3, 2016, when Klondex acquired the property. There is no expiration date on the aforementioned royalties. Hollister includes an underground mine, former open pit mines, related mine support infrastructure, mining equipment, and administrative buildings, all of which are in reasonably well-maintained, operating condition. The map below illustrates the location and access to Hollister:

The Hollister mine is located along the NNR, and is on trend with the north-western end of the Carlin Trend, which is approximately 5 miles wide and 40 miles long. Mineralization is related to the Miocene period of magmatic activity associated with the NNR while gold mineralization on the Carlin Trend has been dated to late Eocene/early Oligocene magmatism. Epithermal disseminated gold mineralization is hosted in volcanic tuffaceous units, andesites, and the Ordovician Vinini Formation. High-grade gold and silver mineralization is hosted as banded quartz veins in a group of near-vertical faults and fissures that trend west-northwest to east-west. The amount of displacement across these faults is small and their strike continuity varies between one hundred to several thousand feet. Primary lithologies in the area have been strongly altered by hydrothermal fluids with large areas of chalcedonic replacement bodies at the paleo water table in addition to sinter deposits.

The Hollister property also includes the Hatter Graben vein system, which is located approximately 2,500 feet east of the Hollister mine's underground development and has been down dropped approximately 800 feet lower than the current mine resource. The system of mineralized veins has a known vertical extent of 1,400 feet and strike length of 2,000 feet. This East-West trending zone is open along strike to the east and west and at depth and mineralization is strengthening in the east as historic high-grade intersections occur up to 4000 feet along strike to the east. Gold and silver mineralization is dominantly in the Ordovician quartzites, siltites and argillites. Higher grades are associated with banded quartz veins from inches to feet in width and extensive zones of quartz vein stockwork and quartz matrix breccias also contain significant mineralization. The first surface holes were initiated at Hatter Graben in the third quarter of 2018 with the intent to extend the current identified mineralized material east and west.  Drill holes at 300-foot intervals have intersected swarms with multiple veins and mineralized breccias at the anticipated distance.  Development of a drift from the Hollister mine's underground workings to the Hatter Graben area commenced in the third quarter of 2018.

The Hollister mine is a trackless mine accessed by a decline. Due to variability within the Hollister mine material, a selective mining approach is employed by matching mining methodology to stope characteristics. Hollister mining methods include cut and fill, ramp access and longhole stoping. The current Hollister mine plan primarily employs cut and fill stoping. As discussed below, ore mined at Hollister is trucked to the Midas mill for processing, and the resulting loaded carbon is stripped at the Aurora mill.

Hollister receives electrical power provided by NV Energy.

As of December 31, 2018, the net book value of the Hollister mine property and its associated plant, equipment and mineral interests was approximately $114.3 million. As of December 31, 2018, we have recorded a $6.1 million asset retirement obligation for reclamation and closure costs at Hollister. We maintain a surety bond as financial guarantee for future reclamation and closure work.

In 2018, definition drilling at Hollister focused on the Central Hollister, East Clementine and Gwenivere areas. The Central Hollister programs targeted up-dip and lateral extensions of the 141, 151, 161, 181 and 213 veins from the 5190 level and down dip extensions of the 182 Vein from the 5050 level. The East Clementine program targeted the 234, 243 and 253 veins at higher elevations near the unconformity where high-grade concentrations of gold can occur. The Gwenivere program was designed to offset two historical high-grade drill intercepts that are approximately 1,500 feet from the portal and represents the discovery of a new vein that is open in all directions. Two surface holes have been completed at Hatter Graben to extend the current resource to the east and west.

At the Hollister mine, underground exploration in 2019 is expected to evaluate the West Gloria Vein to the west and the veins of East Hollister. As underground development to the Hatter Graben area advances, drilling is expected to evaluate and upgrade the veins of the Hater Graben. A small surface drilling program is also planned to evaluate the eastern extension of the known Hatter Graben veins.

Midas

The Midas mining district has historic gold production dating as early as 1907. Since modern mining began in 1998, 2.2 million ounces of gold and 26.9 million ounces of silver have been produced by three previous owners prior to Klondex. Klondex acquired the fully-permitted Midas mine and ore milling facility in February 2014. Midas is located in north-central Nevada in Elko County and lies about 58 miles east of Winnemucca on Nevada State Highway 789, and one mile from the town of Midas, Nevada. Midas is a high-grade, epithermal vein deposit, and the land package covers approximately 30,000 acres (~47 square miles), which includes fee lands, federal unpatented mining claims, seven mining leases, BLM rights-of-way, general agreements, easements, and surface use agreements, with varied terms and annual payments. Within the land package, there are 1,489 federal unpatented mining claims, of which 1,456 are owned and 33 are leased. Owned and leased fee lands comprise approximately 2,985 acres of the land package which is a mix of surface-mineral rights and surface rights only. Our unpatented claims occupy public lands, administered by the BLM. Unpatented claims are governed by the laws and regulations of the U.S. federal government and the state of Nevada. Property fees on fee lands are paid annually to the county in which they are held. To maintain our unpatented claims, an annual notice of intent must be filed with the respective county, in addition to paying the annual mineral claim maintenance fees to the BLM. Certain of the Midas claims are subject to a royalty. Midas is also subject to a 2.5% NSR royalty from all production commencing in 2019, and there is no expiration date on the royalty. Midas includes an underground, mechanized narrow vein mine, related mine support infrastructure, mining equipment, a Merrill-Crowe refining facility, a milling circuit, and administrative buildings, all of which are in reasonably well-maintained, operating condition. The map below illustrates the location and access to Midas:

The Midas mine is the largest known gold-silver epithermal deposit along the NNR, and is located in the Midas mining district, also known as the Gold Circle district. The Midas deposit consists of a series of complex steeply dipping, quartz-calcite-adularia precious metal veins hosted by volcanic and volcanoclastic rocks. Gold mineralization occurs as electrum and is intimately associated with selenide and sulfide minerals. It belongs to a suite of middle Miocene low-sulfidation epithermal gold and silver mineralizing systems associated with magmatism and faulting along the NNR. The mineralization model at Midas is a shallow, low-sulfidation, vertically- and laterally-zoned, epithermal gold-silver system. Rocks in the Midas district are primarily ash flow, air-fall and lithic tuffs, felsic plugs, volcanoclastic sediments and gabbroic sills and dikes.

Gold and silver mineralization at Midas is hosted in several northwest-striking veins. The veins are divided into four principal groups based on their location and orientation. The two principal groups that host the majority of the identified mineralized material are the Main Veins and East Veins. The Main Veins dip easterly and are gold dominant, while the East Veins dip to the west and contain higher silver content than the Main Veins. The Main Veins produced more than 2.2 million ounces of gold and 26.9 million ounces of silver between 1998 and 2013, principally from the Colorado Grande and Gold Crown Veins. Initial development and production from the East Veins began in 2012. The third group of veins is comprised of the Queen and Trinity Veins located to the south of the existing workings and south of the regional South Owyhee Fault. They are defined by limited underground and surface drilling and there has been no mine production from them to date. The Queen Vein and Trinity Vein systems represent high-priority, near-mine exploration targets. The fourth group of veins are west of the Main Vein system and includes the Link and Midas Trend Veins. Like the southern vein group, these veins have yet to be delineated from underground.

Mineralized material has been identified on the Main and East veins and other veins near the active mine workings. Active drill testing is taking place in these areas and is being prioritized based on ounce expectations, accessibility from existing development and geotechnical, ventilation, and hydrological considerations. Mine plans are being updated on a regular basis as results are received.

The Midas mine is located on the southeast flank of the Snowstorm Mountain range near the eastern margin of the NNR structural domain, hosted in a bimodal suite of volcanic rocks. Several other structurally controlled, epithermal precious-metal vein deposits are hosted in similar Miocene-age volcanic rocks along the NNR, including Fire Creek and the Mule Canyon mine. These mineral deposits occur along the NNR and share similar mineralization characteristics, including epithermal textures and trace-elements, locally high-grade gold and silver, mid-Miocene ages of mineralization and close temporal association with the Miocene host rocks.

The Midas mine is a modern, mechanized narrow vein mine. Design constraints included four feet minimum width for longhole stopes with development drifts spaced at 50-foot vertical intervals. Stope development drift dimensions maintained a constant height of 11 feet and a minimum width of seven feet. Cut and fill stopes are a minimum of six feet in width, and each cut is ten feet high. Mining and backfill tasks were created from all designed excavations. These tasks were assigned costs and productivities specific to the excavation or backfill task type. Alternative mining methods such as shrinkage stoping and alimak stoping are being investigated. The veins at Midas can vary in thickness from a few inches to over ten feet. In the third quarter of 2018, we decided to stop production at the Midas mine, and are utilizing some of the equipment and employees from that location for production and development at the Fire Creek and Hollister mines.

Midas Mill

Ore from the Fire Creek, Midas and Hollister mines is processed at the Midas mill, which has a design capacity of 1,200 tons per day. Fire Creek and Midas ore is processed using a counter current decantation ("CCD") circuit. Hollister ore is processed using a carbon in leach ("CIL") circuit. Run-of-mine ore is crushed to 100% passing one-half inch in a conventional two-stage crushing circuit which utilizes a primary jaw crusher and a secondary cone crusher with the circuit closed by a double deck vibrating screen. The crushed product reports to the grinding circuit consisting of an 800 horsepower overflow ball mill and a 250 horsepower vert-mill. The circuit is closed using a bank of four (three operating, one standby) 10-inch cyclones. A portion of the cyclone underflow is sent to a gravity concentrator to remove coarse gold. The gravity concentrate is leached using an Acacia intense cyanidation unit with the gravity tail returned to the grinding circuit for further grinding. The ground product is thickened before being leached with cyanide for 72 hours in a series of eight leach tanks. The leached slurry reports to a conventional five-stage counter current decantation circuit with the overflow solution from the first thickener, together with the pregnant solution from the Acacia reactor, reporting to the Merrill-Crowe circuit where zinc dust is used to precipitate the precious metal from solution. The underflow from the fifth thickener is treated to eliminate the remaining cyanide and pumped to the tailings storage facility. Mercury is removed from the precipitate in a retort oven before being smelted and poured into doré bars. The bars are shipped off site for further refining by a third party.

For Hollister, the ground ore reports to the pre-leach thickener in the same manner as it does when running the CCD circuit. Thickener underflow is pumped to the first in a series of four CIL tanks. Sodium cyanide is added to the first tank to enable gold leaching. Each of the four tanks are equipped with a carbon retention screen and a carbon advance pump. The first and fourth tanks also have a loaded carbon screen on the top of the tanks. The slurry flows through the retention screens to the next successive tank and is ultimately pumped to cyanide detoxification and to the tails facility. New carbon is added to the fourth tank and is pumped counter current to the slurry flow from the fourth tank, progressively upstream, until loaded carbon is pumped over the screen on the first tank and into carbon transport bags. The carbon transport bags are then loaded on a truck and hauled to the Aurora mill where they are stripped. The sludge is collected and shipped to the Midas refinery to be poured into doré bars. The bars are shipped off site for further refining by a third party.

For the portion of 2018 under our ownership, total mill recovery of gold and silver was approximately 86% and 72%, respectively.

Midas receives electrical power provided by NV Energy.

As of December 31, 2018, the net book value of the Midas mine and its associated plant, equipment and mineral interests was approximately $59.4 million, and the net book value of the Midas mill, tailings facility and associated plant and equipment was approximately $30.8 million. As of December 31, 2018, we have recorded an $11.6 million asset retirement obligation for reclamation and closure costs at Midas. We maintain a surety bond as financial security for future reclamation and closure work.

In 2018, surface and underground exploration drilling was completed on the Trinity target, a small, high-grade deposit south of the Midas mine. This drilling suggests vein mineralization may be strongest along the edges of the Trinity Corridor and mafic dikes and appears to be open both to the south and north. There is currently no drill program planned at Midas for 2019.

At the Midas mine, 2019 exploration programs are designed to evaluate vein targets within an extensive property.

Aurora

Gold was discovered in 1860 on the Aurora property and since that time various companies have mined from this location. Klondex acquired the property in October 2016. The Aurora project includes fully-permitted past producing underground mine and open pit mine operations, which are currently inactive. Aurora is located in west central Nevada 10 miles from the California border in Mineral County, approximately 20 miles west of Hawthorne, Nevada. Access is provided by all-weather paved and gravel county roads. Aurora consists of 92 patented mining claims, 944 acres of fee lands, and 448 unpatented lode-mining claims, totaling approximately 9,928 contiguous acres that encompass the entire district. Patented claims occupy private lands and our unpatented claims occupy public lands, administered by the BLM. Unpatented claims are governed by the laws and regulations of the U.S. federal government and the state of Nevada. To maintain our patented claims in good standing, we must pay the annual property fee payments to the county in which the claims are held. To maintain our unpatented claims in good standing, we must file an annual notice of intent to maintain the claims with the county and pay the annual mineral claim filing fees to the BLM. A portion of the patented and unpatented claims owned or leased by us and the leased fee lands are subject to underlying royalties, including a 3% royalty that would be split among two companies. Aurora includes an underground mine, former open pit mines, related mine support infrastructure, mining equipment, a milling circuit with permitted tails storage facility, and administrative buildings, all of which are in reasonably well-maintained condition. The site has access to three-phase overland power which is used to operate the mill. The map below illustrates the location and access to Aurora:

Aurora is located within the Walker Lane structural belt of western Nevada. The Walker Lane is characterized by northwest-trending en echelon right-lateral strike slip faults that have tilted and rotated structural blocks since mid-Miocene through the Quaternary. Mineralized veins typically occur along northeasterly orientations. Northeast structures mostly host post-date vein mineralization in the district. Mineralization at Aurora occurs as low-sulfidation epithermal veins, breccias, and stockwork zones in Miocene intermediate to felsic composition volcanic rocks. The Prospectus and Humboldt areas are underlain by a complex series of andesitic flows, conglomerates, and lahars. The Martinez area is underlain by a more “porphyritic” volcanic/subvolcanic rock of andesitic to dacitic composition. Mineralized veins are typically composed of several generations of silica accompanied by variable amounts of adularia, sericite, pyrite, base metal sulfides, sulfosalts and electrum.

The Aurora mill is operational and is currently being used to strip loaded carbon from Hollister ore that has been processed at the Midas mill. The crushed product is ground using a SAG mill and two over flow ball mills with the circuit closed by a bank of cyclones. The cyclone overflow reports to a series of 8 CIL tanks where cyanide is added and precious metal is leached from the ore and adsorbed onto the carbon. Carbon bags are first emptied into an attrition tank. From the attrition tank the carbon is pumped over a dewatering screen, reporting to a carbon storage tank. From the carbon storage tank, the carbon is pumped over another dewatering screen, reporting to the acid wash vessel. The carbon is acid washed using dilute nitric acid to remove acid soluble scale from the carbon. After acid wash the carbon is pumped to the strip vessel where the precious metal is removed from the carbon. Hot caustic solution is pumped through the vessel to remove the precious metal from the carbon and into the pregnant strip solution tank. The strip solution is then pumped through a series of three electrowinning cells where the precious metal is removed from solution, reporting as sludge in the bottom of the cell. The sludge is collected into either buckets or bins and transported to the Midas refinery. Fluxes and sludge are added to the refinery furnace and poured into doré bars. The bars are transported to a third-party refinery for further processing.

As of December 31, 2018, the net book value of the Aurora mine and mill property and its associated plant, equipment and mineral interests was approximately $5.7 million. As of December 31, 2018, we have recorded a $4.1 million asset retirement obligation for reclamation and closure costs at Aurora. We maintain a surety bond as financial security for future reclamation and closure work.

Information with respect to the Nevada Operation unit’s production, Cost of sales and other direct production costs and depreciation, depletion and amortization, average Cash Cost, After By-product Credits, Per Gold Ounce, AISC, After By-product Credits, Per Gold Ounce, and proven and probable ore reserves for 2018 is set forth in the table below.

July 20 through December 31,
Production	2018
Ore milled (tons)	116,383
Gold (ounces)	32,887
Silver (ounces)	172,301

Cost of sales and other direct production costs and depreciation, depletion and amortization	$47,005
Cash Cost, After By-product Credits, Per Gold Ounce (1)	$1,220.85
AISC, After By-product Credits, Per Gold Ounce (1)	$1,950.35

Proven Ore Reserves(2,3,4,5)
Total tons
Fire Creek	23,900
Hollister	2,400
Total Nevada Operations	26,300
Gold (ounces per ton)
Fire Creek	1.2
Hollister	0.7
Total Nevada Operations	1.2
Silver (ounces per ton)
Fire Creek	1.1
Hollister	0.7
Total Nevada Operations	1.7
Contained gold (ounces)
Fire Creek	28,900
Hollister	1,700
Total Nevada Operations	30,600
Contained silver (ounces)
Fire Creek	27,100
Hollister	16,500
Total Nevada Operations	43,600

Probable Ore Reserves(2,3,4,5)
Total tons
Fire Creek	91,200
Hollister	9,100
Total Nevada Operations	100,300
Gold (ounces per ton)
Fire Creek	0.4
Hollister	0.7
Total Nevada Operations	0.5
Silver (ounces per ton)
Fire Creek	0.3
Hollister	7.2
Total Nevada Operations	1.0
Contained gold (ounces)
Fire Creek	40,400
Hollister	5,900
Total Nevada Operations	46,300
Contained silver (ounces)
Fire Creek	29,800
Hollister	65,900
Total Nevada Operations	95,700

Total Proven and Probable Ore Reserves(2,3,4,5)
Total tons
Fire Creek	115,100
Hollister	11,500
Total Nevada Operations	126,600
Gold (ounces per ton)
Fire Creek	0.6
Hollister	0.7
Total Nevada Operations	0.6
Silver (ounces per ton)
Fire Creek	0.5
Hollister	7.2
Total Nevada Operations	1.1
Contained gold (ounces)
Fire Creek	69,300
Hollister	7,600
Total Nevada Operations	76,900
Contained silver (ounces)
Fire Creek	56,900
Hollister	82,400
Total Nevada Operations	139,300

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

(3)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and refiner payables, and cash operating costs.  The cutoff grades assumptions are 0.339 gold-equivalent ounces per ton at Fire Creek and 0.396 gold-equivalent ounces per ton at Hollister.  Our estimates of proven and probable reserves for 2018 are based on prices of $1,200 per ounce for gold and $14.50 per ounce for silver.

(4)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2018 reserve model assumes average total mill recoveries for gold and silver of approximately 94% and 92%, respectively, for Fire Creek and approximately 87% and 80%, respectively, for Hollister.

(5)

Fire Creek resource and reserve estimates were prepared by John Spring, Chief Geologist, Agapito Orozco, Senior Resource Geologist, Sarah Bull, Senior Mining Engineer, and Denver Winslow, Chief Engineer at the Nevada Operations unit and reviewed by Keith Blair, Chief Resource Geologist at Hecla Limited and Dean McDonald, Senior Vice President of Exploration.

Hollister reserve and resource estimates were prepared by Gabe Adogla, Chief Geologist, Agapito Orozco, Senior Resource Geologist, Charles Watts, Senior Mining Engineer, and Bryan Farbridge, Chief Engineer at the Nevada Operations unit and reviewed by Keith Blair, Chief Resource Geologist at Hecla Limited and Dean McDonald, Senior Vice President of Exploration.

At Midas, new resource modeling was completed by Gabe Adogla, Chief Geologist, and Agapito Orozco, Senior Resource Geologist at the Nevada Operations unit and reviewed by Keith Blair, Chief Resource Geologist at Hecla Limited and Dean McDonald, Senior Vice President of Exploration.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the New York Stock Exchange, Inc. under the symbol "HL." As of February 19, 2019, there were 3,836 stockholders of record of our common stock.

The following table provides information as of December 31, 2018 regarding our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
2010 Stock Incentive Plan	—	N/A	3,267,759
Stock Plan for Non-Employee Directors	—	N/A	3,120,707
Key Employee Deferred Compensation Plan	—	N/A	433,833
Total	—	N/A	6,822,299

See Note 9 and Note 10 of Notes to Consolidated Financial Statements for information regarding the above plans.

On November 30, 2018, we issued 865,703 unregistered shares of our common stock in a private placement to the Hecla Mining Company Retirement Plan Trust in order to satisfy the funding requirements for that defined benefit pension plan. The private placement was exempt from registration under the Securities Act of 1933 pursuant to section 4(a)(2) of that Act. The shares were subsequently registered for resale on a registration statement on Form S-3 filed with the SEC on November 30, 2018. We did not receive any cash proceeds from the issuance of the shares. The shares had a value of approximately $2.1 million at the time of issuance.

On September 12, 2018, we issued 1,870,749 unregistered shares of our common stock in a private placement to the Hecla Mining Company Retirement Plan Trust in order to satisfy the funding requirements for that defined benefit pension plan. The private placement was exempt from registration under the Securities Act of 1933 pursuant to section 4(a)(2) of that Act. The shares were subsequently registered for resale on a registration statement on Form S-3 filed with the SEC on September 12, 2018. We did not receive any cash proceeds from the issuance of the shares. The shares had a value of approximately $5.5 million at the time of issuance.

On July 20, 2018, we issued 75,276,176 unregistered shares of common stock to the former holders of common stock of Klondex Mines Ltd. ("Klondex") to partially fund the acquisition of Klondex (see Note 16 of Notes to Consolidated Financial Statements). The shares were not registered under the Securities Act of 1933 pursuant to an exemption from registration under Section 3(a)(10) of such act.

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

The following performance graph compares the performance of our common stock during the period beginning December 31, 2013 and ending December 31, 2018 to the S&P 500, the S&P 500 Gold Index, a peer group for the year ending December 31, 2018 ("New Peer Group"), and a peer group for the year ending December 31, 2017 ("Old Peer Group"). The New Peer Group consists of the following companies: Alamos Gold Inc., B2Gold Corp., Centerra Gold, Inc., Coeur Mining, Inc., Detour Gold Corporation, Eldorado Gold Corp., First Majestic Silver Corp., IAMGOLD Corporation, Kirkland Lake Gold Ltd., New Gold Inc., Pan American Silver Corp., Silver Standard Resources Inc., Tahoe Resources Inc. and Yamana Gold Inc. The Old Peer Group did not include Kirkland Lake Gold Ltd. and Yamana Gold Inc., which were added in the New Peer Group, and included Endevour Silver Corp., Primero Mining Corp., and Royal Gold, Inc., which were removed from the New Peer Group. We determined the companies added to the New Peer Group are more representative of our size and business compared to the companies removed from the New Peer Group. The graph assumes a $100 investment in our common stock and in each of the indexes and peer groups since the beginning of the period, and a reinvestment of dividends paid on such investments on a quarterly basis throughout the period.

Date	Hecla Mining	S&P 500	S&P 500 Gold Index	2017 Old Peer Group	2018 New Peer Group
December 2013	$100.00	$100.00	$100.00	$100.00	$100.00
December 2014	$90.89	$113.69	$82.85	$93.61	$77.53
December 2015	$61.83	$115.26	$79.26	$59.94	$48.45
December 2016	$171.80	$129.05	$150.67	$98.80	$78.17
December 2017	$130.43	$157.22	$167.10	$96.39	$79.81
December 2018	$77.78	$150.33	$156.84	$76.38	$67.09

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

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions. See Note 9 of Notes to Consolidated Financial Statements for more information. We made no purchases of our outstanding common stock during the quarter and year ended December 31, 2018.

Item 6. Selected Financial Data

The following table (in thousands, except per share amounts, common shares issued, stockholders of record, and employees) sets forth selected historical consolidated financial data as of and for each of the years ended December 31, 2014 through 2018, and is derived from our audited financial statements (except for stockholders of record and employees). The data set forth below should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and the Notes thereto.

	2018 (7)	2017 (6)	2016 (5)	2015	2014
		Revised (8)	Revised (8)	Revised (8)	Revised (8)
Sales of products	$567,137	$577,775	$645,957	$443,567	$500,781
Net income (loss)	$(26,563)	$(28,520)	$61,569	$(94,738)	$16,306
Preferred stock dividends (1)	$(552)	$(552)	$(552)	$(552)	$(552)
Income (loss) applicable to common stockholders	$(27,115)	$(29,072)	$61,017	$(95,290)	$15,754
Basic income (loss) per common share	$(0.06)	$(0.07)	$0.16	$(0.25)	$0.04
Diluted income (loss) per common share	$(0.06)	$(0.07)	$0.16	$(0.25)	$0.04
EBITDA (2)	$148,585	$156,922	$236,373	$106,943	$151,347
Total assets	$2,703,944	$2,345,158	$2,355,795	$2,213,359	$2,260,578
Accrued reclamation & closure costs	$108,389	$86,045	$85,580	$95,538	$57,250
Non-current portion of debt and capital leases(3)	$540,670	$508,422	$506,817	$509,040	$512,129
Cash dividends paid per common share(4)	$0.01	$0.01	$0.01	$0.01	$0.01
Common shares issued and outstanding	482,603,937	399,176,425	395,286,875	378,112,840	367,376,863
Stockholders of record	3,617	3,784	4,197	4,392	5,571
Employees	1,714	1,431	1,396	1,404	1,354
______________

(1)	We declared and paid all quarterly dividends on our Series B preferred shares for 2014, 2015, 2016, 2017 and 2018, totaling $0.6 million for each of those years.

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

(3)

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. In 2014, an additional $6.5 million aggregate principal amount of the Senior Notes were issued to our pension plan. On March 5, 2018, we entered into a note purchase agreement pursuant to which we issued CAD$40 million (approximately USD$30.8 million at the time of the transaction) in aggregate principal amount of our Series 2018-A Senior Notes due May 1, 2021 to Ressources Québec, a subsidiary of Investissment Québec, a financing arm of the Québec government. More information can be found in Note 7 of Notes to Consolidated Financial Statements.

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

(7)

In July 2018, we acquired Klondex for total consideration of $414.2 million, including issuance of 75,276,176 shares of our common stock. The net loss for 2018 includes costs of $10.0 million related to the acquisition. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, The Nevada Operations Segment for more information on the results for our newly-acquired Nevada operations for the portion of 2018 under our ownership.

(8)	See Note 2 of Notes to Consolidated Financial Statements.

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

Our operating properties comprise our five business segments for financial reporting purposes: the Greens Creek operating unit on Admiralty Island in Alaska, the Lucky Friday operating unit in Idaho, the Casa Berardi operating unit in Quebec, Canada, the San Sebastian operating unit in Durango, Mexico, and the Nevada Operations unit in northern Nevada. Since our operating mines are located in the U.S., Canada, and Mexico, we believe they have low or relatively moderate political risk, and less economic risk than mines located in other parts of the world. Our exploration interests are also in the United States, Canada, and Mexico, and are located in historical mining districts.

Our operating and strategic framework is based on expanding our production and locating and developing new resource potential. In 2018, we

•

Reported sales of products of $567.1 million, which was the third highest in our history, after our record set in 2016 and the second highest in 2017, in spite of a strike at our Lucky Friday unit since March 2017.

•

Achieved gold production that was the highest in our history, primarily as a result of higher throughput at Casa Berardi, continued production at San Sebastian, and the addition of our Nevada Operations in July 2018.

•	Completed the acquisition of Klondex in July 2018, giving us ownership of a mill, operating mines and other mineral interests in northern Nevada (discussed further below).

•	Generated $94.2 million in net cash flows from operating activities. See the Financial Liquidity and Capital Resources section below for further discussion.

•	Produced the most gold at our Casa Berardi unit since its acquisition in 2013, primarily due to record ore throughput.

•	Completed underground development at our San Sebastian unit and ramped-up underground production there after it commenced in January 2018 (discussed further below).

•

Made capital expenditures (including lease additions, capitalized interest, and other non-cash items) of approximately $146.5 million, including $43.6 million at Greens Creek, $39.8 million at Casa Berardi, $35.7 million at Nevada Operations, $14.2 million at Lucky Friday, and $8.5 million at San Sebastian.

•

Increased overall proven and probable reserves at December 31, 2018, with reserves for silver, gold, zinc and lead increasing by 8%, 26%, 11% and 5%, respectively, compared to their levels in 2017. The reserves for silver, gold and lead represent the highest levels in our history with, zinc reserves representing the second highest in our history. See Item 2. Property Descriptions for additional information on proven and probable reserves at each of our operating units.

•	Performed exploration and pre-development activities during the year, drilling targets at our land packages in Alaska, Idaho, Nevada, British Columbia, Quebec and Mexico.

The average realized silver, lead and zinc prices decreased in 2018 to $15.63, $1.04 and $1.27, respectively, with the realized gold price increasing slightly to $1,265, from average realized prices of $17.23 for silver, $1,261 for gold, $1.06 for lead, and $1.32 for zinc in 2017. Average realized prices for all four metals were higher in 2017 compared to their annual averages in 2016, which were $17.16 for silver, $1,245 for gold, $0.85 for lead, and $0.95 for zinc. Lead and zinc represent important by-products at our Greens Creek and Lucky Friday segments, and gold is also a significant by-product at Greens Creek and San Sebastian.

See the Results of Operations section below for a discussion of the factors impacting income applicable to common stockholders for the three years ended December 31, 2018, 2017 and 2016.

Key Issues

We intend to achieve our long-term objective of generating financial returns, improving operating performance, and expanding our proven and probable reserves by operating, developing and acquiring long-lived, low-cost mines with large land positions in politically stable jurisdictions. Our strategic plan requires that we manage multiple challenges and risks inherent in conducting mining, development, exploration and metal sales at multiple locations.

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

Volatility in global financial markets poses a significant challenge to our ability to access credit and equity markets, should we need to do so, and to predict sales prices for our products. We utilize forward contracts to manage exposure to declines in the prices of silver, gold, zinc and lead contained in our concentrates that have been shipped but have not yet settled, and zinc and lead that we forecast for future concentrate shipments. In addition, we have in place a $250 million revolving credit agreement under which approximately $199 million was available as of the filing date of this report.

On July 20, 2018, we completed the acquisition of all of the issued and outstanding common shares of Klondex for total consideration valued at approximately $414.2 million at the time of consummation of the acquisition. See Note 16 of Notes to Consolidated Financial Statements for more information. As a result of the acquisition, we own 100% of three producing gold mines, along with interests in various gold exploration properties, in northern Nevada. The acquisition is expected to increase our annual gold production, gives us ownership of operating gold mines and identified gold reserves and other mineralized material, and provides access to a large land package with known mineralization. We are faced with the challenge of integrating the acquisition and assuming operating responsibility for Klondex's mines and other operations. See Item 1A. Risk Factors - Operating, Development, Exploration and Acquisition Risks for risks associated with our acquisition of Klondex.

On June 1, 2013, we completed the acquisition of all of the issued and outstanding common shares of Aurizon for total consideration of CAD$740.8 million (US$714.5 million). The acquisition gave us 100% ownership of the producing Casa Berardi gold mine, along with interests in various gold exploration properties in the Abitibi region of northwestern Quebec, Canada. As further discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, the acquisition has increased our exposure to risks associated with exchange rate fluctuations between the U.S. dollar and Canadian dollar. We make our strategic plans in the context of significant uncertainty about future availability of ore to mine and process. To sustain operations, we must find new opportunities that require many years and substantial expenditures from discovery to production. We approach this challenge by investing in exploration and capital in districts with known mineralization.  On June 15, 2015, we completed the acquisition of Revett, giving us 100% ownership of the Rock Creek project, a significant undeveloped silver and copper deposit in northwestern Montana. In addition, on September 13, 2016, we completed the acquisition of Mines Management, giving us 100% ownership of the Montanore project, another significant undeveloped silver and copper deposit located approximately 10 miles from our Rock Creek project. See Note 16 of Notes to Consolidated Financial Statements for more information on these acquisitions. Development of Rock Creek and Montanore has been challenged by non-governmental organizations and governmental agencies at various times, and there can be no assurance that we will be able to obtain the permitting required to develop these projects. In Risk Factors, see Legal challenges could prevent the Rock Creek or Montanore projects from ever being developed for more information.

During the third quarter of 2015, we made a development decision to mine near surface, high grade portions of silver and gold deposits at our San Sebastian project in Mexico. Ore production commenced from the pits in the fourth quarter of 2015 and continued until the end of 2017.  In addition, work began in the first quarter of 2017 to develop new, and rehabilitate old, underground access which would allow us to mine deeper portions of the deposits at San Sebastian, allowing underground ore production to begin in January 2018 and continue since that time. See The San Sebastian Segment section below for more information. We generated positive cash flows at San Sebastian in 2016, 2017 and 2018, and we believe that we will continue to do so over the next approximately three years.  However, our ability to generate positive cash flows at San Sebastian may be impacted by changes in estimated costs, precious metals prices, or other factors, and there can be no assurance that we will be able to develop and operate San Sebastian as anticipated.

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

The total principal amount of our Senior Notes due May 1, 2021 is $506.5 million and they bear interest at a rate of 6.875% per year. $490 million in net proceeds from the Senior Notes were used to partially fund the acquisition of Aurizon in June 2013. In addition, in March 2018 we entered into a note purchase agreement pursuant to which we issued CAD$40 million (approximately USD$30.8 million at the time of the transaction) in aggregate principal amount of our Series 2018-A Senior Notes due May 1, 2021 (the “RQ Notes”) to Ressources Québec which have an annual coupon rate of 4.68%. The net proceeds from the RQ Notes are required to be used for development and expansion of our Casa Berardi unit. Also, we drew $71 million under our revolving credit facility during 2018, all of which was repaid during 2018. Amounts drawn on the revolving credit facility are subject to a variable rate of interest. See Note 7 of Notes to Consolidated Financial Statements for more information on our debt arrangements. As discussed in the Financial Liquidity and Capital Resources section below, we believe that we will be able to meet the obligations associated with the Senior Notes, RQ Notes and amounts drawn on our revolving credit facility; however, a number of factors could impact our ability to meet the debt obligations and fund our other projects.

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

Another challenge for us is the risk associated with environmental litigation and ongoing reclamation activities. As described Item 1A. Risk Factors and in Note 8 of Notes to Consolidated Financial Statements, it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans.  We are involved in various environmental legal matters and the estimate of our environmental liabilities and liquidity needs, as well as our strategic plans, may be significantly impacted as a result of these matters or new matters that may arise. We strive to ensure that our activities are conducted in compliance with applicable laws and regulations and attempt to resolve environmental litigation on terms as favorable to us as possible.

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

Results of Operations

Sales of products by metal for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Silver	$144,609	$194,813	$274,438
Gold	313,076	277,421	276,630
Lead	33,829	37,995	63,942
Zinc	99,800	104,023	95,058
Less: Smelter and refining charges	(24,177)	(36,477)	(64,111)
Sales of products	$567,137	$577,775	$645,957

The fluctuations in sales for 2018 compared to 2017 and 2016 were primarily due to:

•

Lower quantities of silver, lead and zinc sold, partially offset by higher gold quantities, in 2018 compared to 2017 and 2016. Silver, gold, lead and zinc sales volumes were lower in 2017 compared to 2016 due to lower production of those metals. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, The San Sebastian Segment, and The Nevada Operations Segment sections below for more information on metal production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Year Ended December 31,
		2018	2017	2016
Silver -	Ounces produced	10,369,503	12,484,844	17,177,317
	Payable ounces sold	9,254,385	11,308,958	15,997,087
Gold -	Ounces produced	262,103	232,684	233,929
	Payable ounces sold	247,528	219,929	222,105
Lead -	Tons produced	20,091	22,733	42,472
	Payable tons sold	16,214	17,960	37,519
Zinc -	Tons produced	56,023	55,107	68,516
	Payable tons sold	39,273	39,335	49,802

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

•

Average realized silver, lead and zinc prices for 2018 that were lower than 2017. Average realized prices for gold, lead and zinc were higher, with prices for silver lower, in 2018 compared to 2016. These price variances are illustrated in the table below.

		Average price for the year ended December 31,
		2018	2017	2016
Silver —	London PM Fix ($/ounce)	$15.71	$17.05	$17.10
	Realized price per ounce	15.63	17.23	17.16
Gold —	London PM Fix ($/ounce)	1,269	1,257	1,248
	Realized price per ounce	1,265	1,261	1,245
Lead —	LME Final Cash Buyer ($/pound)	1.02	1.05	0.85
	Realized price per pound	1.04	1.06	0.85
Zinc —	LME Final Cash Buyer ($/pound)	1.33	1.31	0.95
	Realized price per pound	1.27	1.32	0.95

Average realized prices differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with customers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metal prices each period through final settlement.  For 2018, we recorded net negative price adjustments to provisional settlements of $3.8 million compared to net positive price adjustments to provisional settlements of $0.7 million in 2017 and net negative adjustments of $0.9 million in 2016. The price adjustments related to silver, gold, zinc and lead contained in our concentrate sales were largely offset by gains and losses on forward contracts for those metals for each year (see Note 11 of Notes to Consolidated Financial Statements for more information).  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.

For the year ended December 31, 2018, we reported a loss applicable to common stockholders of $27.1 million compared to a loss of $29.1 million in 2017 and income of $61.0 million in 2016. The following factors contributed to those differences:

•

Gross profit at our San Sebastian unit in 2018 of $8.4 million was lower compared to $62.1 million in 2017 and $82.7 million in 2016. No gross profit at Lucky Friday in 2018 compared to gross profit of $6.4 million in 2017 and $18.3 million in 2016. Gross loss of $15.8 million at our Nevada Operations unit in 2018 for the period since its acquisition in July 2018. Gross profit at Greens Creek in 2018 of $75.6 million was lower than $76.5 million in 2017 and higher than $69.1 million in 2016. Gross profit at Casa Berardi of $10.9 million in 2018 was higher than $7.4 million in 2017, but lower than $13.9 million in 2016. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, The San Sebastian Segment and The Nevada Operations Segment sections below.

•

Income tax benefit of $6.7 million in 2018 compared to income tax provisions of $21.0 million in 2017 and $28.1 million in 2016. The provision in 2017 included a write-down of U.S. deferred tax assets, mainly due to a change to tax laws under the Tax Cuts and Jobs Act enacted in December 2017, and taxes related to our operations in Mexico and Quebec, partially offset by a benefit from a change in income tax position recognized in the first quarter of 2017 related to the timing of deduction of #4 Shaft development costs at Lucky Friday. The provision in 2016 is primarily related to pre-tax net income, partially offset by a decrease in the valuation allowance for U.S. deferred tax assets. See Corporate Matters and Note 6 of Notes to Consolidated Financial Statements for more information.

•

Suspension costs of $20.7 million in 2018 compared to $21.3 million in 2017, with no such activity in 2016. $19.6 million of the costs in 2018 related to suspension at the Lucky Friday mine resulting from the strike, which started in March 2017, and included non-cash depreciation expense of $5.0 million. The cost for 2018 also included $1.1 million related to curtailment of production at the Midas mine. All of the costs for 2017 related to Lucky Friday and included $4.2 million for non-cash depreciation.

•	Costs related to the acquisition of Klondex of $10.0 million in 2018, with no acquisition costs in 2017 and costs for the acquisition of Mines Management of $2.7 million in 2016.

•

Exploration and pre-development expense increased to $40.6 million in 2018 from $29.0 million in 2017 and $17.9 million in 2016. Our activity in 2018 included a continuation of exploration work at our Greens Creek, San Sebastian and Casa Berardi units, and at our other projects in Quebec, Canada, and our start of exploration at our Nevada Operations unit acquired in July 2018. "Pre-development expense" is defined as costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves. Pre-development expense was primarily related to advancement of our Montanore and Rock Creek projects.

•

Research and development expense of $5.4 million in 2018 compared to $3.3 million in 2017 and $0.2 million in 2016, related to evaluation and development of technologies that would be new to our operations.

•

Interest expense, net of amounts capitalized, of $40.9 million in 2018 compared to $38.0 million in 2017 and $21.8 million in 2016. The interest is primarily related to our Senior Notes issued in April 2013, with the net proceeds used to partially fund the acquisition of Aurizon, and additional issuances in 2014 to satisfy the funding requirements for one of our defined benefit pension plans (see Notes 7 and 17 of Notes to Consolidated Financial Statements). The increase in 2018 and 2017 was primarily due to a reduction in amount capitalized as a result of completion of the #4 Shaft project at Lucky Friday in January 2017. In addition, interest expense in 2018 included amounts related to the RQ Notes issued in March 2018, and interest expense for 2017 included $0.9 million in costs related to our proposed private offering of new Senior Notes in June 2017 and concurrent tender offer to purchase our existing Senior Notes, which were not completed.

•

Gain on disposition of properties, plants, equipment, and mineral interests of $2.8 million in 2018 compared to $6.0 million in 2017 and $0.1 million in 2016. The gains in 2018 and 2017 included $4.4 million and $7.7 million, respectively, in insurance proceeds related to the collapse of the mill building at the Troy mine in February 2017 due to snow.

•

Net foreign exchange gain of $10.3 million in 2018 compared to losses of $9.7 million in 2017 and $2.7 million in 2016. As discussed in Note 11 of Notes to Consolidated Financial Statements, in 2016 we initiated hedging programs to manage our exposure to fluctuations in the exchange rate between the U.S. dollar and Canadian dollar and Mexican peso and the impact on our future operating costs at our Casa Berardi and San Sebastian units.

•	General and administrative costs, which decreased to $36.5 million in 2018 and $35.6 million in 2017 from $45.0 million in 2016, primarily due to differences in incentive compensation.

•

Net gain on base metal forward contracts of $40.3 million in 2018 compared to a net loss of $21.3 million in 2017 and gain of $4.4 million in 2016. During the third quarter of 2018, we settled, prior to their maturity date, contracts in a gain position for cash proceeds to us of approximately $32.8 million. These gains and losses are related to financially-settled forward contracts on forecasted zinc and lead production as part of a risk management program, and resulted from changes in zinc and lead prices during each period. We do not include silver and gold in this program.

The Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2018	2017	2016
Sales	$265,650	$278,297	$260,446
Cost of sales and other direct production costs	(143,555)	(145,475)	(138,075)
Depreciation, depletion and amortization	(46,511)	(56,328)	(53,222)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(190,066)	(201,803)	(191,297)
Gross Profit	$75,584	$76,494	$69,149

Tons of ore milled	845,398	839,589	815,639
Production:
Silver (ounces)	7,953,003	8,351,882	9,253,543
Gold (ounces)	51,493	50,854	53,912
Zinc (tons)	55,350	52,547	57,729
Lead (tons)	18,960	17,996	20,596
Payable metal quantities sold:
Silver (ounces)	6,828,955	7,384,596	8,244,723
Gold (ounces)	43,135	42,222	47,015
Zinc (tons)	38,338	37,648	40,817
Lead (tons)	14,491	14,182	16,795
Ore grades:
Silver ounces per ton	12.16	12.88	14.55
Gold ounces per ton	0.09	0.09	0.10
Zinc percent	7.47	7.25	8.08
Lead percent	2.80	2.72	3.11
Mining cost per ton	$71.37	$70.86	$69.48
Milling cost per ton	$33.53	$32.38	$31.99
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$(1.13)	$0.71	$3.84
AISC, After By-Product Credits, per Silver Ounce (1)	$5.58	$5.76	$9.42

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

The $0.9 million decrease in gross profit for 2018 compared to 2017 was due to lower average realized silver, zinc and lead prices and lower silver sales volume, partially offset by higher gold, zinc and lead volumes. The $6.4 million increase in gross profit for 2018 compared to 2016 was due to higher gold, zinc and lead prices, partially offset by lower silver prices and metal sales volumes. Depreciation, depletion and amortization expense for 2018 was 17% lower compared to 2017 and 13% lower compared to 2016 due to the timing of concentrate sales, the impact of higher reserves and lower metals production on units-of-production depreciation, and expiration of depreciable lives on previously-acquired assets.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for 2018 compared to 2017 and 2016:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2018	2017	2016
Cash Cost, Before By-product Credits, per Silver Ounce	$22.88	$22.54	$21.32
By-product credits per silver ounce	(24.01)	(21.83)	(17.48)
Cash Cost, After By-product Credits, per Silver Ounce	$(1.13)	$0.71	$3.84

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2018	2017	2016
AISC, Before By-product Credits, per Silver Ounce	$29.59	$27.59	$26.90
By-product credits per silver ounce	(24.01)	(21.83)	(17.48)
AISC, After By-product Credits, per Silver Ounce	$5.58	$5.76	$9.42

Cash Costs, After By-product Credits, per Silver Ounce were lower in 2018 compared to 2017 and 2016 primarily due to higher by-product credits, partially offset by lower silver production. In addition to these factors, AISC, After By-product Credits, per Silver Ounce was impacted by capital spending in 2018 that was higher than in 2017, but lower than in 2016.

Mining and milling costs increased in 2018 compared to 2017 and 2016 on a per-ounce basis due primarily to lower silver production resulting from reduced silver grades.

Other costs for 2018 were higher compared to 2017 and 2016 due to the effect of lower silver production.

Treatment costs were lower in 2018 compared to 2017 and 2016 as a result of improved payment terms from smelters, partially offset by lower silver production. Treatment costs were also impacted by silver price variances, as treatment costs include the value of silver not payable to us through the smelting process. The silver not payable to us is either recovered by the smelters through further processing or ultimately not recovered and included in the smelters' waste material. Treatment costs also include a price adjustment component that fluctuates with changes in base metal prices.

By-product credits per ounce were higher in 2018 compared to 2017 due to higher gold, zinc and lead prices and gold, zinc and lead production, and higher compared to 2016 due to higher prices for all three metals.

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

In the fourth quarter of 2018, we revised our asset retirement obligation ("ARO") to reflect estimated undiscounted costs of approximately $114.9 million, compared to $100.1 million in the previous estimate, and expected timing of expenditures. This resulted in a decrease to the ARO asset and liability of $3.2 million due to the impact of discounting and the change in expected timing of expenditures.

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2018	2017	2016
Sales	$9,750	$21,555	$94,479
Cost of sales and other direct production costs	(8,738)	(12,660)	(64,400)
Depreciation, depletion and amortization	(1,012)	(2,447)	(11,810)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(9,750)	(15,107)	(76,210)
Gross profit	$—	$6,448	$18,269

Tons of ore milled	17,309	70,718	293,875
Production:
Silver (ounces)	169,041	838,658	3,596,010
Lead (tons)	1,131	4,737	21,876
Zinc (tons)	673	2,560	10,787
Payable metal quantities sold:
Silver (ounces)	275,469	672,421	3,433,618
Lead (tons)	1,723	3,779	20,724
Zinc (tons)	935	1,688	8,985
Ore grades:
Silver ounces per ton	10.78	12.38	12.69
Lead percent	7.19	7.10	7.78
Zinc percent	4.20	4.01	3.92
Mining cost per ton	$86.30	$106.75	$98.12
Milling cost per ton	$14.86	$21.71	$24.08
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$—	$5.81	$8.89
AISC, After By-product Credits, Per Silver Ounce (1)	$—	$12.48	$20.66

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

The decrease in gross profit for 2018 compared to 2017 and 2016 was primarily due to reduced metal production resulting from the strike by unionized employees starting in mid-March 2017, discussed further below, and the lack of concentrate shipments during most of the strike period. Silver production in 2018 was also impacted by lower ore grades, and gross profit was impacted by lower average realized silver prices.

Gross profit was also impacted by depreciation expense, which decreased in 2018 by $1.4 million and $10.8 million compared to 2017 and 2016, respectively, due to the lower sales volume in 2018.

Mining costs per ton decreased in 2018 by 19% and 12%, and milling cost per ton decreased by 32% and 38%, compared to 2017 and 2016, respectively. Costs not directly related to mining and processing ore have been classified as suspension costs during the strike period and excluded from the calculations of mining and milling cost per ton. Mining and milling cost per ton during the strike period are not indicative of future operating results under full production.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for 2017 and 2016. Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce, are not presented for 2018, as production was limited due to the strike and results are not comparable to those from 2017 and 2016, and are not indicative of future operating results under full production.

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Year ended December 31,
	2017	2016
Cash Cost, Before By-product Credits, per Silver Ounce	$22.83	$23.00
By-product credits per silver ounce	(17.02)	(14.11)
Cash Cost, After By-product Credits, per Silver Ounce	$5.81	$8.89

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2017	2016
AISC, Before By-product Credits, per Silver Ounce	$29.50	$34.77
By-product credits per silver ounce	(17.02)	(14.11)
AISC, After By-product Credits, per Silver Ounce	$12.48	$20.66

The decrease in Cash Cost, After By-product Credits, per Silver Ounce for 2017 compared to 2016 was due to higher by-product credits, partially offset by lower silver production. The decrease in AISC, After By-product Credits, per Silver Ounce was due to the same factors, along with lower capital spending.

Mining costs per ounce increased in 2017 compared to 2016 as a result of lower silver production. Milling and other cash costs per ounce decreased in 2017 compared to 2016, as the mill operated intermittently in 2017 during the strike, and costs not directly related to production were classified as suspension costs.

By-product credits per ounce increased in 2017 compared to 2016 due to higher lead and zinc prices.

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

Many of the employees at our Lucky Friday unit are represented by a union, and the most recent collective bargaining agreement with the union expired on April 30, 2016. On February 19, 2017, the unionized employees voted against our contract offer, and on March 13, 2017 went on strike, and have been on strike since that time. Production at Lucky Friday was suspended from the start of the strike, until limited production by salaried personnel commenced in July 2017. Salaried personnel have continued to perform limited production and capital improvements. Suspension costs during the strike totaled $14.6 million and $17.1 million in 2018 and 2017, respectively, which are combined with non-cash depreciation expense of $5.0 million and $4.2 million, respectively, for those periods, in a separate line item on our consolidated statements of operations. These suspension costs are excluded from the calculation of gross profit, Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce, when presented. We cannot predict how long the strike will last or whether an agreement will be reached. As a result of the strike or other related events, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations. If the strike continues for a further extended period or it is determined an eventual resolution is unlikely, it may be appropriate in the future to review the carrying value of properties, plants, equipment and mineral interests at Lucky Friday. Under such review, if estimated undiscounted cash flows from Lucky Friday were less than its carrying value, an impairment loss would be recognized for the difference between the carrying value and the estimated fair value. The carrying value of properties, plants, equipment and mineral interests at Lucky Friday as of December 31, 2018 was approximately $435.6 million. However, Lucky Friday has significant identified reserves and mineralized material and a current estimated mine life of approximately 17 years.

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

See Note 8 of Notes to Consolidated Financial Statements for more information about contingencies related to various accidents and other events that occurred at the Lucky Friday mine in prior periods.

The Casa Berardi Segment

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2018	2017	2016
Sales	$210,339	$192,165	$177,143
Cost of sales and other direct production costs	(128,100)	(125,585)	(108,399)
Depreciation, depletion and amortization	(71,302)	(59,131)	(54,817)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(199,402)	(184,716)	(163,216)
Gross profit	$10,937	$7,449	$13,927
Tons of ore milled	1,375,718	1,296,224	997,588
Production:
Gold (ounces)	162,744	156,653	145,975
Silver (ounces)	38,086	36,566	33,641
Payable metal quantities sold:
Gold (ounces)	165,208	152,292	142,736
Silver (ounces)	40,131	35,191	32,957
Ore grades:
Gold ounces per ton	0.136	0.139	0.167
Silver ounces per ton	0.03	0.03	0.04
Mining cost per ton	$74.44	$79.49	$89.25
Milling cost per ton	$15.84	$16.10	$18.64
Cash Cost, After By-product Credits, per Gold Ounce (1)	$800.14	$819.60	$763.98
AISC, After By-product Credits, per Gold Ounce (1)	$1,080.00	$1,173.82	$1,244.30

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

Gross profit increased in 2018 compared to 2017 primarily due to higher gold production, due to higher mill throughput, and the impact of stripping costs incurred during 2017 related to development of the East Mine Crown Pillar ("EMCP") pit. Gross profit decreased in 2018 compared to 2016 primarily due to lower ore grades and higher production costs due to increased production from the EMCP pit, which commenced in July 2016, and underground mine sequencing.

Gross profit for each year was also affected by depreciation expense, which increased in 2018 by 21% and 30% compared to 2017 and 2016, respectively, due to higher gold sales volumes, an increase in assets placed in service, and the impact of higher throughput on units-of-production depreciation.

Mining costs per ton for 2018 were 6% lower than in 2017 and 17% lower than in 2016. The decrease is primarily due to higher ore production, with the decrease compared to 2017 also resulting from stripping costs incurred in 2017 for the EMCP pit, where production commenced in the third quarter of 2016.

Milling costs per ton decreased by 2% in 2018 compared to 2017 and by 15% compared to 2016 mainly due to higher ore production.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for 2018, 2017 and 2016:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Year Ended December 31,
	2018	2017	2016
Cash Cost, Before By-product Credits, per Gold Ounce	$803.81	$823.52	$767.90
By-product credits per gold ounce	(3.67)	(3.92)	(3.92)
Cash Cost, After By-product Credits, per Gold Ounce	$800.14	$819.60	$763.98

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Years Ended December 31,
	2018	2017	2016
AISC, Before By-product Credits, per Gold Ounce	$1,083.67	$1,177.74	$1,248.22
By-product credits per gold ounce	(3.67)	(3.92)	(3.92)
AISC, After By-product Credits, per Gold Ounce	$1,080.00	$1,173.82	$1,244.30

The decrease in Cash Cost, After By-product Credits, per Gold Ounce for 2018 compared to 2017 was due to higher gold production and the impact of EMCP pit stripping costs incurred in 2017. The increase in Cash Cost, After By-product Credits, per Gold Ounce for 2018 compared to 2016 was primarily the result of higher production costs, partially offset by higher gold production. AISC, After By-product Credits, per Gold Ounce was lower for 2018 compared to 2017 and 2016 primarily due to lower capital spending and higher gold production. The reduction in 2018 was also due to stripping costs incurred in 2017, and in spite of higher production costs compared to 2016.

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

The San Sebastian Segment

	Years Ended December 31,
	2018	2017	2016
Sales	$50,224	$85,758	$113,889
Cost of sales and other direct production costs	(37,213)	(21,007)	(27,451)
Depreciation, depletion and amortization	(4,602)	(2,693)	(3,782)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(41,815)	(23,700)	(31,233)
Gross profit	$8,409	$62,058	$82,656
Tons of ore milled	156,733	144,197	143,267
Production:
Silver (ounces)	2,037,072	3,257,738	4,294,123
Gold (ounces)	14,979	25,177	34,042
Payable metal quantities sold:
Silver (ounces)	1,985,230	3,216,750	4,285,788
Gold (ounces)	15,099	25,415	32,354
Ore grades:
Silver ounces per ton	14.07	23.91	31.94
Gold ounces per ton	0.110	0.185	0.254
Mining cost per ton	$149.77	$36.77	$75.46
Milling cost per ton	$65.55	$67.52	$69.12
Cash Cost, After By-product Credits, per Silver Ounce (1)	$9.69	$(3.36)	$(3.35)
AISC, After By-product Credits, per Silver Ounce (1)	$14.68	$(0.26)	$(1.99)

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

The decrease in gross profit in 2018 compared to 2017 and 2016 was due to lower silver and gold production, due to lower ore grades, higher mining costs, and lower silver prices. The lower grades and higher costs are the result of transitioning from open pit to underground mining. The ore processed in 2017 and 2016 came from higher grade deposits mined from shallow open pits. Production from the existing open pits was substantially completed in December 2017; however, during the first half of 2018, a portion of the mill throughput came from the ore stockpiled from the open pits and smaller-scale open pit production. In April 2017, we started development of a new underground portal and work to rehabilitate historic underground infrastructure which allows us to mine deeper portions of the deposits at San Sebastian. Limited ore production from underground began in January 2018 and continued to increase during the year. The underground ore production is expected to have lower grades and involve higher mining costs than the open pits.

Mining cost per ton was higher in 2018 by 307% and 98%, respectively, compared to 2017 and 2016. The large increase in mining cost per ton was due to the transition of production from shallow open pits to underground. There were minor variances for milling costs compared to the prior year periods.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for the years ended December 31, 2018, 2017 and 2016:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Year ended December 31,
	2018	2017	2016
Cash Cost, Before By-product Credits, per Silver Ounce	$19.07	$6.35	6.59
By-product credits per silver ounce	(9.38)	(9.71)	(9.94)
Cash Cost, After By-product Credits, per Silver Ounce	$9.69	$(3.36)	$(3.35)

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2018	2017	2016
AISC, Before By-product Credits, per Silver Ounce	$24.06	$9.45	$7.95
By-product credits per silver ounce	(9.38)	(9.71)	(9.94)
AISC, After By-product Credits, per Silver Ounce	$14.68	$(0.26)	$(1.99)

The increase in Cash Cost, After By-product Credits, per Silver Ounce in 2018 compared to 2017 and 2016 is due to lower silver production and higher mining costs as a result of transitioning from open pit to underground mining. The same factors resulted in higher AISC, After By-product Credits, per Silver Ounce in 2018 compared to 2017 and 2016, with the increase in 2018 compared to 2017 also due to higher exploration spending, partially offset by lower sustaining capital. Exploration and capital spending were both higher in 2018 compared to 2016.

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

The Nevada Operations Segment

On July 20, 2018, we completed the acquisition of all of the issued and outstanding common shares of Klondex for total consideration of $414.2 million. See Note 16 of Notes to Consolidated Financial Statements for more information. The acquisition gives us 100% ownership of the Fire Creek, Midas and Hollister mines, where gold is the primary metal produced, the Midas and Aurora mills, and interests in various gold exploration properties, all located in northern Nevada. The tabular information below reflects our ownership of the Nevada Operations commencing on July 20, 2018.

Dollars are in thousands (except per ounce and per ton amounts)	Year Ended December 31,
2018
Sales	$31,174
Cost of sales and other direct production costs	(36,388)
Depreciation, depletion and amortization	(10,617)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(47,005)
Gross profit	$(15,831)
Tons of ore milled	116,383
Production:
Gold (ounces)	32,887
Silver (ounces)	172,301
Payable metal quantities sold:
Gold (ounces)	24,086
Silver (ounces)	124,600
Ore grades:
Gold ounces per ton	0.328
Silver ounces per ton	2.06
Mining cost per ton	$216.80
Milling cost per ton	$74.91
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,220.85
AISC, After By-product Credits, per Gold Ounce (1)	$1,950.35

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

Cost of sales and other direct production costs for the period from July 20 to December 31, 2018 includes write-downs totaling $8.2 million of the values of stockpile, in-process and finished goods inventory to their net realizable value.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for 2018:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

Year Ended December 31,
2018
Cash Cost, Before By-product Credits, per Gold Ounce	$1,297.23
By-product credits per gold ounce	(76.38)
Cash Cost, After By-product Credits, per Gold Ounce	$1,220.85

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

Year Ended December 31,
2018
AISC, Before By-product Credits, per Gold Ounce	$2,026.73
By-product credits per gold ounce	(76.38)
AISC, After By-product Credits, per Gold Ounce	$1,950.35

We believe the identification of silver as a by-product credit is appropriate at the Nevada Operations because of its lower economic value compared to gold and due to the fact that gold is the primary product we intend to produce there. In addition, we do not receive sufficient revenue from silver at the Nevada Operations to warrant classification of such as a co-product. Because we consider silver to be a by-product of our gold production at the Nevada Operations, the value of silver offsets operating costs within our calculations of Cash Cost, After By-product Credits, per Gold Ounce and AISC, After By-product Credits, per Gold Ounce.

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

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans provide a significant benefit to our employees, but represent a significant liability to us. During 2018, the funded status of our plans changed from a liability of $47.1 million at the first of the year to a liability of $48.3 million at the end of the year. The increased liability was attributable to service costs, interest costs, and amortization of actuarial losses that, collectively, exceeded contributions to the plans and returns on plan assets. We made cash contributions to our defined benefit plans of approximately $1.3 million in April 2018 and $1.2 million in July 2018, and made contributions of $5.5 million and $2.1 million, respectively, in shares of our common stock in September and November 2018, with no additional contributions made in 2018. We expect to contribute a total of $2.2 million to our defined benefit plans in 2019. See Note 9 of Notes to Consolidated Financial Statements for more information.  While the economic variables which will determine future cash requirements are uncertain, we expect contributions to increase in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness.

Income Taxes

On July 20, 2018, we acquired all of the issued and outstanding common shares of Klondex in a taxable stock acquisition. Klondex was a Canadian holding company which was amalgamated into our Canadian acquisition entity to form Klondex Mines Unlimited Liability Company (“KMULC”), a Canadian unlimited liability company. KMULC is the Canadian parent of a U.S. consolidated group located in Nevada. We filed an election to treat KMULC as a corporation. As a result of KMULC's parent U.S. corporate status, the Nevada U.S. consolidated group did not join the existing U.S. consolidated tax group for Hecla Mining Company and subsidiaries (“Hecla U.S.”). A net deferred tax liability of $69.4 million was recorded for the estimated tax impact of the fair market value of assets acquired in excess of carryover tax basis. See Note 16 of Notes to Consolidated Financial Statements for additional information regarding the acquisition.

Each reporting period we assess our deferred tax balance based on a review of long-range forecasts and quarterly activity.  We recognized a full valuation allowance on our separate Hecla U.S. consolidated group net deferred tax assets at the end of 2017 based on results of tax law changes and maintain a full valuation allowance on Hecla U.S. group net deferred tax assets at December 31, 2018.

On December 22, 2017, the United States enacted tax reform legislation known as H.R. 1, commonly referred to as the “Tax Cuts and Jobs Act” (“TCJ Act”), resulting in significant modifications to prior law. Among other changes, the TCJ Act repealed corporate Alternative Minimum Tax ("AMT") and reduced the U.S. corporate income tax rate to 21 percent. As a result of the TCJ Act, our AMT credit carryforward of $10.0 million became partially refundable through 2020 and fully refundable in 2021. In December 2018, the U.S. government determined refunds of AMT credit carried forward will not be subject to sequestration; therefore, the valuation allowance was lifted for $0.6 million. AMT credit carry forward of $5.0 million is classified as a current receivable and $5.0 million is classified as a long-term receivable.

Our net Canadian deferred tax liability at December 31, 2018 was $110.3 million, a decrease of $14.1 million from the $124.4 million net deferred tax liability at December 31, 2017. The deferred tax liability is primarily related to the excess of the carrying value of the mineral resource assets over the tax bases of those assets for Canadian tax reporting.

Our Mexican net deferred tax asset at December 31, 2018 was $2.0 million, an increase of $0.2 million from the net deferred tax asset of $1.8 million at December 31, 2017. A $1.7 million valuation allowance remains on deferred tax assets in Mexico. For the year 2017, we recorded a withholding tax liability of $0.3 million on unremitted earnings from Minera Hecla S.A. de C.V. Due to tax law changes related to the TCJ Act, a U.S. tax provision on unremitted earnings is no longer required. The withholding tax liability of $0.3 million was eliminated in 2018.

As discussed in Note 6 of Notes to Consolidated Financial Statements, our effective tax rate for 2018 was (20)% compared to (277)% for 2017. The change in effective tax rate for 2018 was primarily the result of the impacts of the TCJ Act, including the 2017 remeasurement of deferred tax assets and liabilities from 35% to 21%, and the elimination of the AMT. We are subject to income taxes in the United States and other foreign jurisdictions. The overall effective tax rate will continue to be dependent upon the geographic distribution of our earnings in different jurisdictions, the U.S. deduction for percentage depletion, and fluctuation in foreign currency exchange rates. As a result, the 2019 effective tax rate could vary significantly from that of 2018.

Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations at the Greens Creek, Lucky Friday, San Sebastian, Casa Berardi and Nevada Operations units and for the Company for the years ended December 31, 2018, 2017 and 2016.

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

Cash Cost, After By-product Credits, per Ounce is an important operating statistic that we utilize to measure each mine's operating performance. We have recently started reporting AISC, After By-product Credits, per Ounce which we use as a measure of our mines' net cash flow after costs for exploration, pre-development, reclamation, and sustaining capital. This is similar to the Cash Cost, After By-product Credits, per Ounce non-GAAP measure we report, but also includes on-site exploration, reclamation, and sustaining capital costs. Current GAAP measures used in the mining industry, such as cost of goods sold, do not capture all the expenditures incurred to discover, develop and sustain silver and gold production. Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce also allow us to benchmark the performance of each of our mines versus those of our competitors. As a silver and gold mining company, we also use these statistics on an aggregate basis - aggregating the Greens Creek, Lucky Friday and San Sebastian mines - to compare our performance with that of other silver mining companies, and aggregating Casa Berardi and Nevada Operations for comparison to other gold mining companies. Similarly, these statistics are useful in identifying acquisition and investment opportunities as they provide a common tool for measuring the financial performance of other mines with varying geologic, metallurgical and operating characteristics.

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

The Casa Berardi, Nevada Operations and combined gold properties information below reports Cash Cost, After By-product Credits, per Gold Ounce and AISC, After By-product Credits, per Gold Ounce for the production of gold, their primary product, and by-product revenues earned from silver, which is a by-product at Casa Berardi and the Nevada Operations. Only costs and ounces produced relating to units with the same primary product are combined to represent Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce. Thus, the gold produced at our Casa Berardi and Nevada Operations units is not included as a by-product credit when calculating Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for the total of Greens Creek, Lucky Friday and San Sebastian, our combined silver properties. Similarly, the silver produced at our other three units is not included as a by-product credit when calculating the gold metrics for Casa Berardi and the Nevada Operations. As depicted in the tables below, by-product credits from the silver production at our primary gold properties comprise an element of our gold unit cost structure.

In thousands (except per ounce amounts)	Year Ended December 31, 2018
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$190,066	$9,750	$41,815		$241,631
Depreciation, depletion and amortization	(46,511)	(1,012)	(4,602)		(52,125)
Treatment costs	38,174	839	807		39,820
Change in product inventory	3,087	(2,330)	2,385		3,142
Reclamation and other costs	(2,911)	—	(1,559)		(4,470)
Lucky Friday cash costs excluded	—	(7,247)	—		(7,247)
Cash Cost, Before By-product Credits (1)	181,905	—	38,846		220,751
Reclamation and other costs	3,397		419		3,816
Exploration	3,151		7,792	1,959	12,902
Sustaining capital	46,864		1,947	1,495	50,306
General and administrative				36,542	36,542
AISC, Before By-product Credits (1)	235,317	—	49,004		324,317
By-product credits:
Zinc	(103,096)	—			(103,096)
Gold	(57,316)	—	(19,100)		(76,416)
Lead	(30,512)	—			(30,512)
Total By-product credits	(190,924)	—	(19,100)		(210,024)
Cash Cost, After By-product Credits	$(9,019)	$—	$19,746		$10,727
AISC, After By-product Credits	$44,393	$—	$29,904		$114,293
Divided by silver ounces produced	7,953		2,037		9,990
Cash Cost, Before By-product Credits, per Silver Ounce	$22.88	$—	$19.07		$22.10
By-product credits per ounce	(24.01)	—	(9.38)		(21.02)
Cash Cost, After By-product Credits, per Silver Ounce	$(1.13)	$—	$9.69		$1.08
AISC, Before By-product Credits, per Silver Ounce	$29.59	$—	$24.06		$32.46
By-product credits per ounce	(24.01)	—	(9.38)		(21.02)
AISC, After By-product Credits, per Silver Ounce	$5.58	$—	$14.68		$11.44

In thousands (except per ounce amounts)	Year Ended December 31, 2018
	Casa Berardi	Nevada Operations	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$199,402	$47,005	$246,407
Depreciation, depletion and amortization	(71,302)	(10,617)	(81,919)
Treatment costs	2,068	90	2,158
Change in product inventory	1,205	7,138	8,343
Reclamation and other costs	(558)	(954)	(1,512)
Cash Cost, Before By-product Credits (1)	130,815	42,662	173,477
Reclamation and other costs	558	567	1,125
Exploration	4,277	6,345	10,622
Sustaining capital	40,711	17,079	57,790
AISC, Before By-product Credits (1)	176,361	66,653	243,014
By-product credits:
Silver	(597)	(2,512)	(3,109)
Total By-product credits	(597)	(2,512)	(3,109)
Cash Cost, After By-product Credits	$130,218	$40,150	$170,368
AISC, After By-product Credits	$175,764	$64,141	$239,905
Divided by gold ounces produced	163	33	196
Cash Cost, Before By-product Credits, per Gold Ounce	$804	$1,297	$887
By-product credits per ounce	(4)	(76)	(16)
Cash Cost, After By-product Credits, per Gold Ounce	$800	$1,221	$871
AISC, Before By-product Credits, per Gold Ounce	$1,084	$2,026	$1,242
By-product credits per ounce	(4)	(76)	(16)
AISC, After By-product Credits, per Gold Ounce	$1,080	$1,950	$1,226

In thousands (except per ounce amounts)	Year Ended December 31, 2018
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$241,631	$246,407	$488,038
Depreciation, depletion and amortization	(52,125)	(81,919)	(134,044)
Treatment costs	39,820	2,158	41,978
Change in product inventory	3,142	8,343	11,485
Reclamation and other costs	(4,470)	(1,512)	(5,982)
Lucky Friday cash costs excluded	(7,247)	—	(7,247)
Cash Cost, Before By-product Credits (1)	220,751	173,477	394,228
Reclamation and other costs	3,816	1,125	4,941
Exploration	12,902	10,622	23,524
Sustaining capital	50,306	57,790	108,096
General and administrative	36,542	—	36,542
AISC, Before By-product Credits (1)	324,317	243,014	567,331
By-product credits:
Zinc	(103,096)		(103,096)
Gold	(76,416)		(76,416)
Lead	(30,512)		(30,512)
Silver		(3,109)	(3,109)
Total By-product credits	(210,024)	(3,109)	(213,133)
Cash Cost, After By-product Credits	$10,727	$170,368	$181,095
AISC, After By-product Credits	$114,293	$239,905	$354,198
Divided by ounces produced	9,990	196
Cash Cost, Before By-product Credits, per Ounce	$22.10	$887
By-product credits per ounce	(21.02)	(16)
Cash Cost, After By-product Credits, per Ounce	$1.08	$871
AISC, Before By-product Credits, per Ounce	$32.46	$1,242
By-product credits per ounce	(21.02)	(16)
AISC, After By-product Credits, per Ounce	$11.44	$1,226

In thousands (except per ounce amounts)	Year Ended December 31, 2017
	Greens Creek	Lucky Friday	San Sebastian	Corporate(3)	Total Silver	Casa Berardi (Gold)	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$201,803	$15,107	$23,700		$240,610	$184,716	$425,326
Depreciation, depletion and amortization	(56,328)	(2,447)	(2,693)		(61,468)	(59,131)	(120,599)
Treatment costs	47,774	4,759	1,185		53,718	2,432	56,150
Change in product inventory	(2,247)	1,853	(55)		(449)	1,466	1,017
Reclamation and other costs	(2,716)	(115)	(1,467)		(4,298)	(476)	(4,774)
Cash Cost, Before By-product Credits (1)	188,286	19,157	20,670		228,113	129,007	357,120
Reclamation and other costs	2,666	217	468		3,351	475	3,826
Exploration	4,265	(1)	6,879	1,825	12,968	4,351	17,319
Sustaining capital	35,255	5,377	2,770	2,716	46,118	50,664	96,782
General and administrative				35,611	35,611		35,611
AISC, Before By-product Credits (1)	230,472	24,750	30,787		326,161	184,497	510,658
By-product credits:
Zinc	(96,950)	(4,914)			(101,864)		(101,864)
Gold	(55,694)		(31,625)		(87,319)		(87,319)
Lead	(29,717)	(9,367)			(39,084)		(39,084)
Silver						(614)	(614)
Total By-product credits	(182,361)	(14,281)	(31,625)		(228,267)	(614)	(228,881)
Cash Cost, After By-product Credits	$5,925	$4,876	$(10,955)		$(154)	$128,393	$128,239
AISC, After By-product Credits	$48,111	$10,469	$(838)		$97,894	$183,883	$281,777
Divided by ounces produced	8,352	839	3,258		12,449	157
Cash Cost, Before By-product Credits, per Ounce	$22.54	$22.83	$6.35		$18.33	$824
By-product credits per ounce	(21.83)	(17.02)	(9.71)		(18.34)	(4)
Cash Cost, After By-product Credits, per Ounce	$0.71	$5.81	$(3.36)		$(0.01)	$820
AISC, Before By-product Credits, per Ounce	$27.59	$29.50	$9.45		$26.20	$1,178
By-product credits per ounce	(21.83)	(17.02)	(9.71)		(18.34)	(4)
AISC, After By-product Credits, per Ounce	$5.76	$12.48	$(0.26)		$7.86	$1,174

In thousands (except per ounce amounts)	Year Ended December 31, 2016
	Greens Creek	Lucky Friday	San Sebastian	Corporate(3)	Total Silver	Casa Berardi (Gold)	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$191,297	$76,210	$31,233		$298,740	$163,216	$461,956
Depreciation, depletion and amortization	(53,222)	(11,810)	(3,782)		(68,814)	(54,817)	(123,631)
Treatment costs	62,754	20,277	1,504		84,535	1,264	85,799
Change in product inventory	(1,208)	(1,162)	1,599		(771)	2,890	2,119
Reclamation and other costs	(2,327)	(822)	(2,257)		(5,406)	(459)	(5,865)
Cash Cost, Before By-product Credits (1)	197,294	82,693	28,297		308,284	112,094	420,378
Reclamation and other costs	2,716	720	244		3,680	458	4,138
Exploration	1,892	76	4,043	1,658	7,669	3,331	11,000
Sustaining capital	47,046	41,536	1,540	593	90,715	66,326	157,041
General and administrative				45,040	45,040		45,040
AISC, Before By-product Credits (1)	248,948	125,025	34,124		455,388	182,209	637,597
By-product credits:
Zinc	(76,710)	(15,567)			(92,277)		(92,277)
Gold	(57,238)		(42,667)		(99,905)		(99,905)
Lead	(27,833)	(35,156)			(62,989)		(62,989)
Silver						(572)	(572)
Total By-product credits	(161,781)	(50,723)	(42,667)		(255,171)	(572)	(255,743)
Cash Cost, After By-product Credits	$35,513	$31,970	$(14,370)		$53,113	$111,522	$164,635
AISC, After By-product Credits	$87,167	$74,302	$(8,543)		$200,217	$181,637	$381,854
Divided by ounces produced	9,254	3,596	4,294		17,144	146
Cash Cost, Before By-product Credits, per Ounce	$21.32	$23.00	$6.59		$17.98	$768
By-product credits per ounce	(17.48)	(14.11)	(9.94)		(14.88)	(4)
Cash Cost, After By-product Credits, per Ounce	$3.84	$8.89	$(3.35)		$3.10	$764
AISC, Before By-product Credits, per Ounce	$26.90	$34.77	$7.95		$26.56	$1,248
By-product credits per ounce	(17.48)	(14.11)	(9.94)		(14.88)	(4)
AISC, After By-product Credits, per Ounce	$9.42	$20.66	$(1.99)		$11.68	$1,244

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

(2)

The unionized employees at Lucky Friday have been on strike since March 13, 2017, and production at Lucky Friday has been limited since that time. For 2018 and 2017, costs related to suspension of full production totaling approximately $14.6 million and $17.1 million, respectively, along with $5.0 million and $4.2 million, respectively, in non-cash depreciation expense for that period, have been excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

(3)	AISC, Before By-product Credits for our consolidated silver properties includes corporate costs for general and administrative expense, exploration and sustaining capital.

Reconciliation of Net (Loss) Income (GAAP) to Earnings Before Interest, Taxes, Depreciation, and Amortization (non-GAAP)

The non-GAAP measure of earnings before interest, taxes, depreciation, and amortization ("EBITDA") is calculated as net (loss) income before the following items: interest expense, income tax provision (benefit), and depreciation, depletion, and amortization expense. Management believes that, when presented in conjunction with net loss (income), the most comparable GAAP measure, EBITDA is useful to investors in evaluating our operating performance. The table below presents reconciliations between the non-GAAP measure of EBITDA and the GAAP measure of net (loss) income for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 (in thousands).

	Year ended December 31,
	2018	2017	2016	2015	2014
Net (loss) income (GAAP)	$(26,563)	$(28,520)	$61,569	$(94,738)	$16,306
Interest expense, net of amount capitalized(1)	40,944	38,012	21,796	25,389	26,775
Income tax provision (benefit)	(6,701)	20,963	28,090	56,999	(4,869)
Depreciation, depletion, and amortization	140,905	126,467	124,918	119,293	113,135

EBITDA	$148,585	$156,922	$236,373	$106,943	$151,347

(1)

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021, and issued additional Senior Notes in 2014 to fund one of our defined benefit pension plans. The Senior Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for. Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. In addition, on March 5, 2018, we issued CAD$40 million (approximately USD$30.8 million at the time of issuance) in aggregate principal amount of our RQ Notes. The RQ Notes bear interest at a rate of 4.68% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for. Interest on the RQ Notes is payable on May 1 and November 1 of each year, commencing May 1, 2018. See Note 7 of Notes to Consolidated Financial Statements for more information.

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents held in U.S. dollars	$15.7	$168.0	$156.1
Cash and cash equivalents held in foreign currency	11.7	18.1	13.7
Total cash and cash equivalents	27.4	186.1	169.8
Marketable debt securities, current	—	33.8	29.1
Marketable equity securities, non-current	6.6	7.6	5.0
Total cash, cash equivalents and investments	$34.0	$227.5	$203.9

Cash and cash equivalents decreased by $158.7 million in 2018 as a result of the activity discussed below. Cash and cash equivalents held in foreign currencies represents balances in Canadian dollars and Mexican pesos, with the $6.4 million decrease in 2018 resulting from decreases in both currencies held. Current marketable debt securities decreased by $33.8 million (discussed below), and the value of non-current marketable equity securities decreased by $1.1 million (discussed in Note 3 of Notes to Consolidated Financial Statements).

As further discussed in Note 16 of Notes to Consolidated Financial Statements, on July 20, 2018, we completed the acquisition Klondex for total consideration of approximately $414.2 million, consisting of $252.2 million in shares of our common stock and warrants to purchase shares of our common stock and $161.7 million in cash. Klondex had cash, cash equivalents and restricted cash and cash equivalents not relating to their Canadian assets of approximately $22.4 million and $35.0 million drawn on their revolving credit facility at the time of the acquisition. We paid off the amount drawn on the Klondex revolving credit facility in July 2018.

As discussed in Note 7 of Notes to Consolidated Financial Statements, on April 12, 2013, we completed an offering of Senior Notes in the total principal amount of US$500 million, which have a total principal balance of $506.5 million as of December 31, 2018. The Senior Notes are due May 1, 2021 and bear interest at a rate of 6.875% per year from the most recent payment date to which interest has been paid or provided for.  In addition, in March 2018 we entered into a note purchase agreement pursuant to which we issued our Series 2018-A Senior Notes due May 1, 2021 (the “RQ Notes”) for total principal of CAD$40 million (approximately USD$30.8 million at the time of the transaction) to Ressources Québec. The RQ Notes bear interest at a rate of 4.68% per year. Interest on the Senior Notes and RQ Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013 and May 1, 2018, respectively, and we have made all interest payments payable to date. Also, in July we entered into a new $200 million revolving credit facility, which increased to $250 million in November upon satisfaction of certain conditions, including adding certain subsidiaries of Klondex as borrowers under the credit facility and pledging the assets of those subsidiaries as additional collateral under the credit facility. Interest is payable on amounts drawn from the revolving credit facility at a rate of between 2.25% and 3.25% over the London Interbank Offered Rate, or between 1.25% and 2.25% over an alternative base rate, with interest payable on March 31, June 30, September 30, and December 31 of each year. We drew $71.0 million on the facility and repaid that amount in 2018. There were no amounts drawn on the credit facility as of December 31, 2018, with $48.0 million drawn as of the date of this report.

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

As discussed in Note 10 of Notes to Consolidated Financial Statements, in February 2016 we entered into an equity distribution agreement under which we may issue and sell shares of our common stock from time to time having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we are in possession of any material non-public information, and the agreement can be terminated by us at any time. As of December 31, 2018, we had sold 7,173,614 shares through the at-the-market program for net proceeds of $24.5 million, including 2,564,767 shares sold in 2018 for total proceeds of approximately $6.7 million.

Pursuant to our common stock dividend policy described in Note 10 of Notes to Consolidated Financial Statements, our Board of Directors declared and paid dividends on common stock totaling $4.4 million in 2018, $4.0 million in 2017, and $3.9 million in 2016. On February 20, 2019, our Board of Directors declared a dividend on common stock totaling $1.2 million payable in March 2019. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and we cannot assure you that we will continue to declare and pay common stock dividends in the future.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we are in possession of any material non-public information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of December 31, 2018, 934,100 shares have been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at February 19, 2019, was $2.92 per share.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. We cannot assure you that such financing will be available to us.

We believe as a result of our cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability of our revolving credit facility, we will be able to meet our obligations and other potential cash requirements during the next 12 months. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes, RQ Notes and revolving credit facility (if amounts are drawn), capital expenditures at our operations, potential acquisitions of other mining companies or properties, regulatory matters, litigation, potential repurchases of our common stock under the program described above, and payment of dividends on common stock, if declared by our board of directors.  Throughout the second half of 2018, we borrowed under our revolving credit facility in order to meet our ongoing working capital requirements. All amounts borrowed under the facility were repaid during the year, with no outstanding balance as of December 31, 2018. In 2019, we anticipate similarly borrowing under our credit facility. We currently estimate that a total of approximately $150 million will be spent on capital expenditures, primarily for equipment, infrastructure, and development at our mines, in 2019.  We also estimate that exploration and pre-development expenditures will total approximately $28 million in 2019. Our expenditures for these items and our related plans for 2019 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility, and other factors. A sustained downturn in metals prices, or significant increase in operational or capital costs or other uses of cash, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans.

	Year Ended December 31,
	2018	2017	2016
Cash provided by operating activities (in millions)	$94.2	$115.9	$225.3

Cash provided by operating activities decreased by $21.7 million in 2018 compared to 2017. The decrease was due to income, adjusted for non-cash items, being lower by $50.6 million due to lower gross profit at San Sebastian and Lucky Friday, and a gross loss at the newly-acquired Nevada Operations (see The San Sebastian Segment, The Lucky Friday Segment and The Nevada Operations Segment sections above), exploration costs being higher by $12.2 million, and $10.0 million in costs related to the acquisition of Klondex (discussed below), partially offset by cash proceeds of approximately $32.8 million for settlement of base metal derivative contracts prior to their maturity date. The lower income, adjusted for non-cash items, was partially offset by working capital and other operating asset and liability changes that resulted in a net reduction in cash of $10.6 million in 2018, which was less than the reduction in cash of $39.5 million in 2017. Significant variances in working capital changes between 2018 and 2017 resulted from lower accounts receivable due to the timing of concentrate shipments at Greens Creek and collection of U.S. income tax refunds and higher accounts payable due mainly to the addition of Nevada Operations and timing of capital expenditures at Lucky Friday and Casa Berardi, partially offset by higher inventory balances due to the addition of Nevada Operations and the timing of shipments at Greens Creek and San Sebastian.

Cash provided by operating activities decreased by $109.4 million in 2017 compared to 2016. The decrease was due to income, adjusted for non-cash items, being lower by $96.8 million. The lower income was primarily due to lower gross profit generated at San Sebastian, Lucky Friday, and Casa Berardi (see The San Sebastian Segment, The Lucky Friday Segment, and The Casa Berardi Segment sections above for more information), suspension costs incurred at Lucky Friday as a result of the strike, and higher exploration, pre-development, and research and development spending. In addition, working capital and other operating asset and liability changes resulted in a net reduction in cash of $39.5 million in 2017 compared to an addition of $22.5 million in 2016. Significant variances in working capital changes between 2017 and 2016 resulted from settlement of the reclamation insurance policy for the Troy mine for cash proceeds of $16.0 million in 2016, payment of estimated income taxes in Mexico in 2017, lower incentive compensation accruals, and reduced accounts payable balances due to completion of the #4 Shaft and the strike at Lucky Friday. These items were partially offset by net payments in 2016 totaling $9.9 million by CoCa Mines, Inc., our wholly-owned subsidiary, for settlement of response costs at the Gilt Edge and Nelson Tunnel/Commodore sites.

	Year Ended December 31,
	2018	2017	2016
Cash used in investing activities (in millions)	$236.5	$96.6	$197.5

We had a cash outflow of $139.3 million for the acquisition of Klondex, net of the cash balance acquired, in July 2018. Capital expenditures were $136.9 million in 2018, excluding non-cash lease additions of $7.0 million, which was $38.9 million higher than capital expenditures in 2017. The increase was related to capital projects at our newly-acquired Nevada Operations unit and higher expenditures at Greens Creek and Lucky Friday, partially offset by lower expenditures at Casa Berardi and San Sebastian. We purchased marketable securities having a cost basis of $32.0 million and $56.6 million during 2018 and 2017, respectively, with all but $0.8 million and $1.6 million for those years related to purchases of bonds having maturities of greater than 90 days and less than 365 days. Bonds valued at $64.9 million and $50.0 million matured during 2018 and 2017, respectively. During 2018 and 2017, we received $4.4 million and $7.7 million, respectively, in insurance proceeds related to the collapse of the mill building at the Troy mine in February 2017 due to snow.

Capital expenditures were $98.0 million in 2017, excluding $6.4 million in non-cash capital lease additions, compared to $164.8 million, excluding $2.3 million in capital leases, in 2016. The decrease was primarily related to lower costs for (i) the #4 Shaft project, which was completed in January 2017, (ii) other activity at Lucky Friday as a result of the strike, (iii) construction of the tailings facility at Greens Creek, and (iv) development of the EMCP pit at Casa Berardi. We had a net cash outflow of $3.9 million for the purchase of Mines Management in 2016. We purchased marketable securities having a cost basis of $48.9 million during 2016, with all but $0.9 million for those years related to purchases of bonds having maturities of greater than 90 days and less than 365 days. Bonds valued at $18.6 million matured during 2016.

	Year Ended December 31,
	2018	2017	2016
Cash used in financing activities (in millions)	$14.9	$5.2	$12.0

During 2018, 2017, and 2016, we received $6.7 million, $9.6 million and $8.1 million, respectively, in net proceeds from the sale of shares of our common stock under the equity distribution agreement discussed above. We had borrowings totaling $102.0 million in 2018, including $71 million drawn on our revolving credit facility which was repaid in 2018, and $30.8 million for the issuance of the RQ Notes in March 2018. In addition to repayment of our revolving credit facility balance, in July 2018 we repaid the $35.0 million revolving credit facility balance assumed in the acquisition of Klondex. We had payments on debt of $0.5 million and $2.7 million in 2017 and 2016, respectively. We also paid cash dividends of $0.6 million on our Series B preferred stock during each year. We made payments on our capital leases of $7.3 million, $6.5 million, and $8.4 million in 2018, 2017, and 2016, respectively. We also purchased shares of our common stock for $2.7 million, $2.9 million, and $4.4 million in 2018, 2017, and 2016, respectively, primarily related to the election by employees to satisfy tax withholding obligations for the vesting of restricted stock units through net share settlement.

Exchange rate fluctuations between the U.S. dollar and the Canadian dollar and Mexican peso resulted in a decrease in our cash balance of $1.5 million during 2018, an increase of $1.1 million during 2017 and a decrease of $0.1 million in 2016.

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, RQ Notes, outstanding purchase orders, certain capital expenditures, our credit facility, and lease arrangements as of December 31, 2018 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Purchase obligations (1)	$13,922	$—	$—	$—	$13,922
Commitment fees (2)	1,250	2,500	573	—	4,323
Contractual obligations (3)	2,747	—	—	—	2,747
Capital lease commitments (4)	5,745	7,532	756	—	14,033
Operating lease commitments (5)	7,919	9,108	4,725	1,397	23,149
Defined benefit pension plans (6)	2,200	—	—	—	2,200
Supplemental executive retirement plan (6)	597	1,620	2,146	6,377	10,740
Senior Notes (7)	34,822	552,929	—	—	587,751
RQ Notes (8)	1,372	29,319	—	—	30,691
Total contractual cash obligations	$70,574	$603,008	$8,200	$7,774	$689,556

(1)

Consist of open purchase orders of approximately $1.6 million at the Greens Creek unit, $0.4 million at the Lucky Friday unit, $1.1 million at the Casa Berardi unit, and $10.9 million at the Nevada Operations unit.

(2)

We have a $250 million revolving credit agreement under which we are required to pay a standby fee of 0.5% per annum on undrawn amounts. With the exception of $3.0 million in letters of credit outstanding, there was no amount drawn under the revolving credit agreement as of December 31, 2018. The amounts above assume no amounts will be drawn during the agreement's term.  For more information on our credit facility, see Note 7 of Notes to Consolidated Financial Statements.

(3)	As of December 31, 2018, we were committed to approximately $2.7 million in expenditures for various items.

(4)

Includes scheduled capital lease payments of $6.5 million, $1.6 million, $4.1 million and $1.9 million (including interest), respectively, for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods.  See Note 7 of Notes to Consolidated Financial Statements for more information.

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

(6)

We sponsor defined benefit pension plans covering substantially all U.S. employees and provide certain post-retirement benefits for qualifying retired employees, along with a supplemental executive retirement plan. These amounts represent our estimate of the future funding requirements for these plans.  We believe we will have funding requirements related to our defined benefit plans beyond one year; however, such obligations are not fixed in nature and are difficult to estimate, as they involve significant assumptions. See Note 9 of Notes to Consolidated Financial Statements for more information.

(7)

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021. The Senior Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for. Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013, and we have made all interest payments payable to date. Since the initial offering, we have issued an additional $6.5 million in aggregate principal amount of the Senior Notes to fund obligations under our defined benefit pension plan. See Note 7 of Notes to Consolidated Financial Statements for more information.

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

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At December 31, 2018, our liabilities for these matters totaled $108.4 million.  Future expenditures related to closure, reclamation and environmental expenditures at our other sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 5 of Notes to Consolidated Financial Statements and Item 1A. Risk Factors – Our environmental obligations may exceed the provisions we have made. As discussed in Note 8 of Notes to Consolidated Financial Statements, we are involved in various other legal proceedings which may result in obligations in excess of provisions we have made.

Off-Balance Sheet Arrangements

At December 31, 2018, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Sales of concentrates sold directly to customers are recorded as revenues upon completion of the performance obligations and transfer of control of the product to the customer (generally at the time of shipment) using estimated forward metals prices for the estimated month of settlement. Due to the time elapsed between shipment of concentrates to the customer and final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales and trade accounts receivable are adjusted to estimated settlement prices until final settlement by the customer. Changes in metals prices between shipment and final settlement result in changes to revenues and accounts receivable previously recorded upon shipment.  As a result, our trade accounts receivable balances related to concentrate sales are subject to changes in metals prices until final settlement occurs.  For more information, see Note 12 of Notes to Consolidated Financial Statements.

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

New Accounting Pronouncements

Accounting Standards Updates Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance previously codified in Subtopic 605-10 Revenue Recognition-Overall. The new ASU establishes a five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 deferred the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. We adopted ASU No. 2014-09 as of January 1, 2018 using the modified-retrospective transition approach. The impact of adoption of the update to our consolidated financial statements for the years ended December 31, 2017 and December 31, 2016 would have been a reclassification of $1.9 million and $1.3 million, respectively, in doré refining costs from sales of products to cost of sales and other direct production costs.

We performed an assessment of the impact of implementation of ASU No. 2014-09, and concluded it does not change the timing of revenue recognition or amounts of revenue recognized compared to how we recognized revenue under our previous policies. Our revenues involve a relatively limited number of types of contracts and customers. In addition, our revenue contracts do not involve multiple types of performance obligations. Revenues from doré are recognized, and the transaction price is known, at the time the metals sold are delivered to the customer. Concentrate revenues are generally recognized at the time of shipment. Concentrates sold at our Lucky Friday unit typically leave the mine and are received by the customer within the same day. There is a period of time between shipment of concentrates from our Greens Creek unit and their physical receipt by the customer. However, based on our assessment, we believe control of the concentrate parcels is generally obtained by the customer at the time of shipment.

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

Adoption of ASU No. 2014-09 involves additional disclosures, where applicable, concerning (i) contracts with customers, (ii) significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and the transaction price, and (iii) assets recognized for costs to obtain or fulfill contracts. See Note 12 of Notes to Consolidated Financial Statements for information on our sales of products.

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

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification of cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We adopted this update as of January 1, 2018, and there were no material impacts on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We adopted this update as of January 1, 2018. Cash, cash equivalents, and restricted cash and cash equivalents on the consolidated statement of cash flows includes restricted cash and cash equivalents of $1.0 million as of December 31, 2018 and December 31, 2017, $2.2 million as of December 31, 2016 and $1.0 million as of December 31, 2015, as well as amounts previously reported for cash and cash equivalents.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We applied the applicable provisions of the update to our acquisition of Klondex in July 2018 (see Note 16 of Notes to Consolidated Financial Statements), which was accounted for as a business acquisition, and will apply the applicable provisions of the update to any future acquisitions.

In March 2017, the FASB issued ASU No. 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Period Postretirement Benefit Cost. The update provides specific requirements for classification and disclosure regarding the service cost component and other components of net benefit cost related to pension plans. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We have implemented this update effective January 1, 2018. For the full year of 2018, a total net expense of approximately $2.8 million for the components of net benefit cost, except service cost, is included in other income (expense) on our consolidated statements of operations, and not reported in the same line items as other employee compensation costs.

Accounting Standards Updates to Become Effective in Future Periods

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted.

See Note 10 of Notes to Consolidated Financial Statements for information on our capital leases, which are considered finance leases under the new guidance. Under the current guidance, the present value of these leases has been recognized as a liability, with the value of the capital lease asset, net of accumulated depreciation, included in properties, plants, equipment and mineral interests, net, on our consolidated balance sheet, as of December 31, 2018. We will continue to recognize the liability and right-of-use asset for our finance leases in this manner under the new guidance.

Upon implementation of the new guidance, we anticipate recognizing a liability and right-of-use asset of approximately $22.4 million as of January 1, 2019 for our identified operating leases. We have elected the transition option to apply the new guidance at the effective date without adjusting comparative periods presented.

In August 2017, the FASB issued ASU No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objective of the update is to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements, and simplify the application of existing hedge accounting guidance. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We do not anticipate this update will have a material impact on our consolidated financial statements upon implementation.

In February 2018, the FASB issued ASU No. 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in the update allow a reclassification from other comprehensive income to retained earnings for "stranded" tax effects resulting from the reduction in the historical corporate tax rate under the Tax Cuts and Jobs Act. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The tax effect of items in our other comprehensive income totaled $12.6 million as of December 31, 2018.

In June 2018, the FASB issued ASU No. 2018-07 Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The update involves simplification of several aspects of accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718 to include nonemployee awards. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We do not anticipate this update will have a material impact on our consolidated financial statements upon implementation.

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and makes additions to the disclosure requirements on fair value measurements. The update is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We are evaluating the impact of this update on our fair value measurement disclosures.

In August 2018, the FASB issued ASU No. 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The update removes several disclosure requirements, adds two new disclosure requirements, and clarifies other disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The update is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are evaluating the impact of this update on our disclosures involving our defined benefit pension plans.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at December 31, 2018 which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Item 1A. Risk Factors above).

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our concentrates will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A. Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us).  At December 31, 2018, metals contained in concentrates and exposed to future price changes totaled approximately 1.0 million ounces of silver, 3,658 ounces of gold, 10,689 tons of zinc, and 1,572 tons of lead.  If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $4.7 million.  However, as discussed in Commodity-Price Risk Management below, we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales. Therefore, the impact of changes in prices on the value of concentrates sold would be substantially offset by a gain or loss on forward contracts.

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, at times we use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments. These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.  At December 31, 2018, we recorded a current asset of $0.2 million, which is included in other current assets, and a current liability of $0.4 million, which is included in other current liabilities and is net of $0.5 million for contracts in a fair value current asset position.

We recognized an $8.1 million net gain during 2018 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net gain recognized on the contracts offsets losses related to price adjustments on our provisional concentrate sales, both of which resulted from changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $40.3 million net gain during 2018 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net gain for 2018 is the result of decreasing zinc and lead prices. During the third quarter of 2018, we settled, prior to their maturity date, contracts in a gain position for cash proceeds to us of approximately $32.8 million. As a result, there were no metals committed under contracts on forecasted sales as of December 31, 2018. This program, when utilized, is designed to mitigate the impact of potential future declines in zinc and lead prices from the price levels established in the contracts (see average price information below). When those prices increase compared to the contract prices, we incur losses on the contracts.

The following tables summarize the quantities of metals committed under forward sales contracts at December 31, 2018 and December 31, 2017:

December 31, 2018	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2019 settlements	842	4	18,450	2,700	$14.69	$1,260	$1.15	$0.89

December 31, 2017	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2018 settlements	1,447	5	21,550	4,740	$16.64	$1,279	$1.45	$1.11

Contracts on forecasted sales
2018 settlements	N/A	N/A	32,187	16,645	N/A	N/A	$1.29	$1.06
2019 settlements	N/A	N/A	23,589	18,078	N/A	N/A	$1.33	$1.09
2020 settlements	N/A	N/A	3,307	2,866	N/A	N/A	$1.27	$1.08

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates between the U.S. dollar ("USD") and the Canadian dollar ("CAD") and Mexican peso ("MXN"). We have determined the functional currency for our Canadian and Mexican operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD and MXN to USD are recorded to earnings each period. For the year ended December 31, 2018, we recognized a net foreign exchange gain of $10.3 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at December 31, 2018 would have resulted in a change of approximately $12.0 million in our net foreign exchange gain or loss. A 10% change in the exchange rate between the USD and MXN from the rate at December 31, 2018 would have resulted in a change of approximately $0.9 million in our net foreign exchange gain or loss.

In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a program to manage our exposure to the impact of fluctuations in the exchange rate between the USD and MXN on our future operating costs denominated in MXN. The programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of December 31, 2018, we had 107 forward contracts outstanding to buy CAD$254.6 million having a notional amount of US$197.2 million, and 24 forward contracts outstanding to buy MXN$131.4 million having a notional amount of US$6.5 million. The CAD contracts are related to forecasted cash operating costs at Casa Berardi to be incurred from 2019 through 2022 and have CAD-to-USD exchange rates ranging between 1.2702 and 1.3315. The MXN contracts are related to forecasted cash operating costs at San Sebastian to be incurred from 2019 through 2020 and have MXN-to-USD exchange rates ranging between 19.6200 and 20.8550. Our risk management policy allows for up to 75% of our planned cost exposure for five years into the future to be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas. These instruments do, however, expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract exchange rate exceeds the spot exchange rate of a currency and (ii) exchange rate risk to the extent that the spot exchange rate exceeds the contract exchange rate for amounts of our operating costs covered under contract positions.

As of December 31, 2018, we recorded the following balances for the fair value of the contracts:

•	a current asset of $23 thousand, which is included in other current assets;
•	a current liability of $3.7 million, which is included in other current liabilities; and
•	a non-current liability of $4.9 million, which is included in other non-current liabilities.

Net unrealized losses of approximately $8.8 million related to the effective portion of the hedges were included in accumulated other comprehensive income as of December 31, 2018, and are net of related deferred taxes. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $3.7 million in net unrealized losses included in accumulated other comprehensive income as of December 31, 2018 would be reclassified to current earnings in the next twelve months. Net realized losses of approximately $0.4 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs in 2018. Net unrealized gains of approximately $1 thousand related to ineffectiveness of the hedges were included in gain (loss) on derivatives contracts on our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2018.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included herein beginning on page F-1. Financial statement schedules are omitted as they are not applicable or the information required in the schedule is already included in the Consolidated Financial Statements.

The following table sets forth supplementary financial data (in thousands, except per share amounts) for each quarter for the years ended December 31, 2018 and 2017, derived from our unaudited quarterly financial statements, with the total amounts for each year derived from our audited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our Consolidated Financial Statements.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
2018
Sales of products	$136,520	$143,649	$147,259	$139,709	$567,137
Gross (loss) profit	$(1,265)	$6,576	$35,002	$38,786	$79,099
Net (loss) income	$(23,693)	$(23,184)	$12,074	$8,240	$(26,563)
Preferred stock dividends	$(138)	$(138)	$(138)	$(138)	$(552)
(Loss) income applicable to common stockholders	$(23,831)	$(23,322)	$11,936	$8,102	$(27,115)
Basic (loss) income per common share	$(0.05)	$(0.05)	$0.03	$0.02	$(0.06)
Diluted (loss) income per common share	$(0.05)	$(0.05)	$0.03	$0.02	$(0.06)

2017 (Revised)
Sales of products	$160,113	$140,839	$134,279	$142,544	$577,775
Gross profit	$46,310	$42,963	$29,743	$33,433	$152,449
Net (loss) income	$(28,968)	$314	$(24,948)	$25,082	$(28,520)
Preferred stock dividends	$(138)	$(138)	$(138)	$(138)	$(552)
(Loss) income applicable to common stockholders	$(29,106)	$176	$(25,086)	$24,944	$(29,072)
Basic (loss) income per common share	$(0.07)	$—	$(0.06)	$0.07	$(0.07)
Diluted (loss) income per common share	$(0.07)	$—	$(0.06)	$0.07	$(0.07)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of the end of the reporting period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of December 31, 2018, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2018, based on these criteria.

Our internal control over financial reporting as of December 31, 2018 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in the attestation report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On July 20, 2018, we completed the acquisition of Klondex Mines Ltd. ("Klondex"). We are in the process of evaluating the existing controls and procedures of Klondex and integrating Klondex into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded the newly-acquired Klondex operations from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. The Klondex operations represented 21% of our total assets as of December 31, 2018, and 5% of our revenues and 101% of our net loss for the year ended December 31, 2018.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hecla Mining Company

Coeur d’Alene, Idaho

Opinion on Internal Control over Financial Reporting

We have audited Hecla Mining Company’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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

As indicated in the accompanying Item 9A, Changes in Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Klondex Mines Ltd. ("Klondex"), which was acquired on July 20, 2018, and which is included in the consolidated balance sheet of the Company and subsidiaries as of December 31, 2018 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended. Klondex constituted 21% of total assets as of December 31, 2018, and 5% and 101% of revenues and net loss, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Klondex because of the timing of the acquisition which was completed on July 20, 2018. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Klondex.

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

February 21, 2019

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

In accordance with our restated certificate of incorporation, our board of directors is divided into three classes. The terms of office of the directors in each class expire at different times. The directors are elected for three-year terms. The Effective Dates listed below for each director indicate their current term of office. All officers are elected for a term which ordinarily expires on the date of the meeting of the board of directors immediately following the annual meeting of stockholders. The positions and ages listed below for our current directors and officers are as of the scheduled date of our next annual meeting of stockholders in May 2019. There are no arrangements or understandings between any of the directors or officers and any other person(s) pursuant to which such directors or officers were elected.

	Age at May 23, 2019	Position and Committee Assignments	Effective Dates
Phillips S. Baker, Jr.	59	President and CEO, Director (1)	5/18 — 5/19 5/17 — 5/20
Lindsay A. Hall	63	Senior Vice President, Chief Financial Officer and Treasurer	5/18 — 5/19
Lawrence P. Radford	58	Senior Vice President and Chief Operating Officer	5/18 — 5/19
Dr. Dean W.A. McDonald	62	Senior Vice President – Exploration	5/18 — 5/19
David C. Sienko	50	Vice President and General Counsel	5/18 — 5/19
Robert D. Brown	50	Vice President – Corporate Development	5/18 — 5/19
Ted Crumley	74	Director and Chairman of the Board (1,4)	5/16 — 5/19
Catherine J. Boggs	64	Director (2,3,4)	5/18 — 5/21
George R. Johnson	70	Director (2,5)	5/17 — 5/20
George R. Nethercutt, Jr.	74	Director (3,4)	5/18 — 5/21
Stephen F. Ralbovsky	65	Director (2,3,5)	5/18 — 5/21
Terry V. Rogers	72	Director (1,4,5)	5/16 — 5/19
Charles B. Stanley	60	Director (2,3,5)	5/16 — 5/19

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

Lawrence P. Radford was appointed Senior Vice President and Chief Operating Officer in May 2018. Prior to that he served as Senior Vice President - Operations from July 2013 to May 2018, and prior to that was Vice President - Operations from October 2011 to June 2013.

Dr. Dean W.A. McDonald was appointed Senior Vice President - Exploration in July 2013 and prior to that was Vice President - Exploration from August 2006 to June 2013.  Dr. McDonald was also appointed Senior Vice President - Exploration of our Canadian subsidiary, Hecla Canada Ltd., in July 2013 and was Vice President - Exploration from January 2007 to June 2013. Dr. McDonald also served as a Director for Canamex Gold Corp. (formerly known as Canamex Resources Corp.) (a mineral exploration company) from August 2013 to December 2017.

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

Ted Crumley has served as a director since 1995 and became Chairman of the Board in May 2006. Mr. Crumley served as the Executive Vice President and Chief Financial Officer of OfficeMax Incorporated (a distributor of office products) from January 2005 until his retirement in December 2005.

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

George R. Nethercutt, Jr. has served as a director since February 2005. Mr. Nethercutt has served as Chairman of The George Nethercutt Foundation (a non-profit student leadership and civics education charity) since 2005, and served as Of Counsel to Lee & Hayes PLLC (a law firm) from September 2010 to June 2018. He has been a board member of Washington Policy Center (a public policy organization providing analysis on issues relating to the free market and government regulation) since January 2005; member of Board of Chancellors, Juvenile Diabetes Research Foundation International (a charity and advocate of juvenile diabetes research worldwide) since June 2011. He was a board member of ARCADIS Corporation (an international company providing consultancy, engineering and management services) from May 2005 to April 2017; a Principal of Nethercutt Consulting LLC, (a strategic planning and consulting firm) from January 2007 to January 2012, and a member on the board of IP Street (a software company) from May 2011 to January 2015.

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

Charles B. Stanley has served as a director since May 2007.  Mr. Stanley was Chief Executive Officer, President and Director of QEP Resources, Inc. (a natural gas and oil exploration and production company) from May 2010 until his retirement in January 2019, and Chairman of QEP's Board of Directors from May 2012 until his retirement in January 2019. He also served as Chairman, Chief Executive Officer, President and Director of QEP Midstream Partners, LP (a master limited partnership that owns, operates, acquires and develops midstream energy assets) from May 2013 to December 2014.

Terry V. Rogers has served as a director since May 2007.  Mr. Rogers was the Senior Vice President and Chief Operating Officer of Cameco Corporation (a uranium producer) from February 2003 until his retirement in June 2007.   He also served as a Director for Centerra Gold Inc. (a Canadian gold mining company) and its predecessor company, Cameco Gold, from February 2003 to May 2018.

Information with respect to our directors is set forth under the caption “Proposal 1 - Election of Directors” in our proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 23, 2019 (the Proxy Statement), which information is incorporated herein by reference.

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

Hecla Mining Company and Wholly-Owned Subsidiaries

Form 10-K - December 31, 2018

Index to Exhibits

2.1

Arrangement Agreement dated as of March 16, 2018, among Hecla Mining Company, 1156291 B.C. Unlimited Liability Company, and Klondex Mines Ltd. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on March 19, 2018 (File No. 1-8491) and incorporated herein by reference.

2.2

Amending Agreement dated as of June 4, 2018, by and among Hecla Mining Company, its wholly-owned subsidiary, 1156291 B.C. Unlimited Liability Company, and Klondex Mines Ltd. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File No. 1-8491) and incorporated herein by reference.

2.3

Amending Agreement dated as of July 5, 2018, by and among Hecla Mining Company, its wholly-owned subsidiary, 1156291 B.C. Unlimited Liability Company, and Klondex Mines Ltd. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 6, 2018 (File No. 1/8491) and incorporated herein by reference.

3.1

Restated Certificate of Incorporation of the Registrant. Filed as exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 1-8491) and incorporated herein by reference.

3.2	Bylaws of the Registrants as amended to date. Filed as exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on August 22, 2014 (File No. 1-8491) and incorporated herein by reference.

4.1

Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Included as Annex II to Restated Certificate of Incorporation of Registrant. Filed as exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 1-8491) and incorporated herein by reference.

4.2(a)

Indenture dated as of April 12, 2013, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 15, 2013 (File No. 1-8491) and incorporated herein by reference.

4.2(b)

Supplemental Indenture dated as of April 14, 2014, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee. Filed as exhibit 4.2 to Registrant’s Registration Statement on Form S-3ASR filed on April 14, 2014 (Registration No. 333-195246), and incorporated herein by reference.

4.2(c)

Supplemental Indenture dated as of August 5, 2015, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee. Filed as exhibit 4.2(d) to Registrant’s Form 10-K for the year ended December 31, 2015 (File No. 1-8491) and incorporated herein by reference.

4.2(d)

Supplemental Indenture dated as of October 26, 2016, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and The Bank of New York Mellon Trust, N.A., as Trustee. Filed as exhibit 4.2(e) to Registrant’s Form 10-K for the year ended December 31, 2016 (File No. 1-8491) and incorporated herein by reference.

4.2(e)

Supplemental Indenture dated as of November 30, 2018, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and The Bank of New York Mellon Trust, N.A., as Trustee. *

4.3 (a)

Registration Rights Agreement dated as of September 12, 2018, among Hecla Mining Company, as sponsor of the Hecla Mining Company Retirement Plan and U.S. Bank National Association, as trustee of the Hecla Retirement Plan. Filed as exhibit 4.1 to Registrant’s S-3ASR filed September 12, 2018 (Registration No. 333-227309) and incorporated herein by reference.

4.3 (b)

Registration Rights Agreement, dated as of November  29, 2018, among Hecla Mining Company, as Issuer, and the Hecla Mining Company Retirement Plan Trust, which is the funding vehicle for the Hecla Mining Company Retirement Plan, a tax-qualified employee benefit pension plan sponsored by Hecla Mining Company, and the Lucky Friday Pension Plan Trust, which is the funding vehicle for the Lucky Friday Pension Plan. Filed as exhibit 4.1 to Registrant’s S-3ASR filed November 30, 2018 (Registration No. 333-228616) and incorporated herein by reference.

10.1

Note Purchase Agreement dated as of March 5, 2018, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining company, as Guarantors thereto, and Ressources Quebec. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 5, 2018 (File No. 1-8491) and incorporated herein by reference.

10.2

Fifth Amended and Restated Credit Agreement dated as of July 16, 2018 by and among Hecla Mining Company, certain subsidiaries of Hecla Mining Company, the Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 17, 2018 (File No. 1-8491) and incorporated herein by reference.

10.3

Form of Change of Control Agreement entered into on March 5, 2015, between Registrant and each of Phillips S. Baker, Jr., Lawrence P. Radford, Dean W.A. McDonald and David C. Sienko, on February 19, 2016 with Robert D. Brown, and on July 18, 2016 with Lindsay A. Hall. Filed as exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2015 (File No. 1-8491) and incorporated herein by reference. (1)

10.4

Form of Indemnification Agreement dated November 8, 2006, between Registrant and Phillips S. Baker, Jr., Dean W.A. McDonald, Ted Crumley and George R. Nethercutt, Jr. Identical Indemnification Agreements were entered into between the Registrant and Charles B. Stanley and Terry V. Rogers on May 4, 2007, David C. Sienko on January 29, 2010, Lawrence P. Radford on October 19, 2011, Robert D. Brown on January 4, 2016, Stephen F. Ralbovsky and George R. Johnson on March 1, 2016, Lindsay A. Hall on July 18, 2016, and Catherine J. Boggs on January 1, 2017. Filed as exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491) and incorporated herein by reference.

10.5

Hecla Mining Company Key Employee Deferred Compensation Plan. Filed as exhibit 10.4 to Registrant’s Form 10-K for the year ended December 31, 2017 (File No. 1-8491) and incorporated herein by reference. (1)

10.6	Hecla Mining Company 2010 Stock Incentive Plan, as amended. (1) *

10.7	Hecla Mining Company Amended Annual Incentive Plan. (1) *

10.8

Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan (as Amended and Restated Effective January 1, 2017). Filed as exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended March 31, 2017 (File No. 1-8491) and incorporated herein by reference. (1)

10.9

Hecla Mining Company Stock Plan for Nonemployee Directors, as amended. Filed as exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2017 (File No. 1-8491) and incorporated herein by reference. (1)

10.10

Hecla Mining Company Retirement Plan for Employees and Supplemental Retirement and Death Benefit Plan. Filed as exhibit 10.17(a) to Registrant’s Form 10-K for the year ended December 31, 2008 (File No. 1-8491) and incorporated herein by reference. (1)

10.11

Supplemental Excess Retirement Master Plan Document. Filed as exhibit 10.5(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference. (1)

10.12

Hecla Mining Company Nonqualified Plans Master Trust Agreement. Filed as exhibit 10.5(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference. (1)

21	List of subsidiaries of Registrant. *

23.1	Consent of BDO USA, LLP. *

23.2	Consent of Amex Foster Wheeler E&C Services, Inc. *

23.3	Consent of Roscoe Postle Associates Inc. *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act. *

99.1

Defined Contribution Basic Plan Document for the Hecla Mining Company Capital Accumulation Plan (401(k) Plan. Filed as exhibit 99.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2018 (File No. 1-8491) and incorporated herein by reference.

101.INS	XBRL Instance. **

101.SCH	XBRL Taxonomy Extension Schema. **

101.CAL	XBRL Taxonomy Extension Calculation. **

101.DEF	XBRL Taxonomy Extension Definition. **

101.LAB	XBRL Taxonomy Extension Labels. **

101.PRE	XBRL Taxonomy Extension Presentation. **

__________________________________

(1)	Indicates a management contract or compensatory plan or arrangement.

*Filed herewith

**XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HECLA MINING COMPANY

By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President, Chief Executive Officer and Director

Date:	February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Phillips S. Baker, Jr.	2/21/2019	/s/ Ted Crumley	2/21/2019
Phillips S. Baker, Jr. President, Chief Executive Officer and Director (principal executive officer)	Date	Ted Crumley Director	Date

/s/ Lindsay A. Hall	2/21/2019	/s/ Charles B. Stanley	2/21/2019
Lindsay A. Hall Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	Date	Charles B. Stanley Director	Date

/s/ Stephen F. Ralbovsky	2/21/2019	/s/ George R. Nethercutt, Jr.	2/21/2019
Stephen F. Ralbovsky Director	Date	George R. Nethercutt, Jr. Director	Date

/s/ Terry V. Rogers	2/21/2019	/s/ Catherine J. Boggs	2/21/2019
Terry V. Rogers Director	Date	Catherine J. Boggs Director	Date

/s/ George R. Johnson	2/21/2019
George R. Johnson Director	Date

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hecla Mining Company

Coeur d’Alene, Idaho

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hecla Mining Company and Subsidiaries (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 21, 2019 expressed an unqualified opinion thereon.

Change in Accounting Method Related to Revenue Recognition

As discussed in Notes 1(W) and 12 to the consolidated financial statements, the Company has changed its method of accounting for recognition of revenues and related disclosures in 2018 due to the adoption of Accounting Standards Codification 606.

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

Spokane, Washington

February 21, 2019

Hecla Mining Company and Subsidiaries

 Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2018	2017
		Revised
ASSETS
Current assets:
Cash and cash equivalents	$27,389	$186,107
Investments	—	33,758
Accounts receivable:
Trade	4,184	14,805
Taxes	14,191	10,382
Other, net	7,443	7,003
Inventories:
Concentrates, doré, stockpiled ore, and metals in transit and in-process	53,172	29,366
Materials and supplies	34,361	26,100
Prepaid taxes	12,231	2,790
Other current assets	11,179	10,925
Total current assets	164,150	321,236
Non-current investments	6,583	7,561
Non-current restricted cash and investments	1,025	1,032
Properties, plants, equipment and mineral interests, net	2,520,004	1,999,311
Deferred income taxes	1,987	1,509
Other non-current assets	10,195	14,509
Total assets	$2,703,944	$2,345,158
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$77,861	$46,549
Accrued payroll and related benefits	30,034	31,259
Accrued taxes	7,727	5,919
Current portion of capital leases	5,264	5,608
Current portion of accrued reclamation and closure costs	3,410	6,679
Accrued interest	5,961	5,745
Other current liabilities	5,937	10,371
Total current liabilities	136,194	112,130
Long-term capital leases	7,871	6,193
Accrued reclamation and closure costs	104,979	79,366
Long-term debt	532,799	502,229
Deferred tax liability	173,537	124,352
Non-current pension liability	47,711	46,628
Other non-current liabilities	9,890	12,983
Total liabilities	1,012,981	883,881
Commitments and contingencies (Notes 3, 4, 5, 7, 8, 9, and 11)
STOCKHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, authorized 750,000,000 shares; issued and outstanding 2018 — 482,603,937 shares and 2017 — 399,176,425 shares	121,956	100,926
Capital surplus	1,880,481	1,619,816
Accumulated deficit	(248,308)	(218,089)
Accumulated other comprehensive loss, net	(42,469)	(23,373)
Less treasury stock, at cost; 2018 — 5,226,791 and 2017 — 4,529,450 shares issued and held in treasury	(20,736)	(18,042)
Total stockholders’ equity	1,690,963	1,461,277
Total liabilities and stockholders’ equity	$2,703,944	$2,345,158

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
		Revised	Revised
Sales of products	$567,137	$577,775	$645,957
Cost of sales and other direct production costs	353,994	304,727	338,325
Depreciation, depletion and amortization	134,044	120,599	123,631
Total cost of sales	488,038	425,326	461,956
Gross profit	79,099	152,449	184,001
Other operating expenses:
General and administrative	36,542	35,611	45,040
Exploration	35,695	23,510	14,720
Pre-development	4,887	5,448	3,137
Research and development	5,441	3,276	243
Provision for closed operations and environmental matters	6,119	6,701	5,721
Other operating expense	1,596	2,513	3,153
(Gain) loss on disposition of properties, plants, equipment and mineral interests	(2,793)	(6,042)	(147)
Suspension-related costs	20,693	21,301	—
Acquisition costs	10,045	25	2,695
Total other operating expense	118,225	92,343	74,562
Income (loss) from operations	(39,126)	60,106	109,439
Other income (expense):
Gain (loss) on derivative contracts	40,253	(21,250)	4,423
Loss on disposition of investments	(34)	(166)	—
Unrealized loss on investments	(2,816)	(247)	(177)
Net foreign exchange (loss) gain	10,310	(9,680)	(2,737)
Other (expense) income	(907)	1,692	507
Interest expense, net of amount capitalized	(40,944)	(38,012)	(21,796)
Total other income (expense):	5,862	(67,663)	(19,780)
(Loss) income before income taxes	(33,264)	(7,557)	89,659
Income tax benefit (provision)	6,701	(20,963)	(28,090)
Net (loss) income	(26,563)	(28,520)	61,569
Preferred stock dividends	(552)	(552)	(552)
(Loss) income applicable to common stockholders	$(27,115)	$(29,072)	$61,017

Comprehensive (loss) income:
Net (loss) income	$(26,563)	$(28,520)	$61,569
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) and amortization of prior service on pension plans	(1,550)	(1,326)	676
Unrealized gain (loss) on derivative contracts designated as hedge transactions	(13,814)	10,290	(5,260)
Unrealized holding gains (losses) on investments	(2,443)	2,098	1,613
Reclassification of disposition or impairment of investments included in net (loss) income	—	167	1,000
Total change in accumulated other comprehensive (loss) income, net	$(17,807)	$11,229	$(1,971)
Comprehensive (loss) income	$(44,370)	$(17,291)	$59,598
Basic (loss) income per common share after preferred dividends	$(0.06)	$(0.07)	$0.16
Diluted (loss) income per common share after preferred dividends	$(0.06)	$(0.07)	$0.16
Weighted average number of common shares outstanding – basic	433,419	397,394	386,416
Weighted average number of common shares outstanding – diluted	433,419	397,394	389,322

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016
		Revised	Revised
Operating activities:
Net (loss) income	$(26,563)	$(28,520)	$61,569
Non-cash elements included in net (loss) income:
Depreciation, depletion and amortization	140,905	126,467	124,918
Loss on disposition of investments	—	167	—
Unrealized loss on investments	2,816	251	177
Adjustment of inventory to market value	8,191	—	811
(Gain) loss on disposition of properties, plants, equipment and mineral interests	(2,793)	(6,042)	(147)
Provision for reclamation and closure costs	6,090	4,508	4,813
Deferred income taxes	(9,699)	19,392	2,774
Stock compensation	6,278	6,323	6,184
Acquisition costs	—	—	1,048
Amortization of loan origination fees	2,077	1,864	1,871
(Gain) loss on derivative contracts	(15,366)	20,741	(5,494)
Foreign exchange (gain) loss	(7,104)	10,208	4,460
Other non-cash items	(32)	51	(174)
Change in assets and liabilities, net of business acquired:
Accounts receivable	9,843	(2,414)	4,233
Inventories	(27,512)	(3,744)	(5,697)
Other current and non-current assets	(1,726)	(11,595)	14,422
Accounts payable and accrued liabilities	17,795	(16,434)	(6,539)
Accrued payroll and related benefits	(2,425)	2,092	17,705
Accrued taxes	645	(2,234)	263
Accrued reclamation and closure costs and other non-current liabilities	(7,199)	(5,203)	(1,869)
Net cash provided by operating activities	94,221	115,878	225,328
Investing activities:
Additions to properties, plants, equipment and mineral interests	(136,933)	(98,038)	(164,788)
Proceeds from disposition of properties, plants and equipment	2,411	374	348
Insurance proceeds received for damaged property	4,377	7,745	—
Purchases of investments	(31,971)	(56,613)	(48,943)
Maturities of investments	64,895	49,969	18,649
Purchase of other companies, net of cash and restricted cash acquired	(139,326)	—	(2,730)
Net cash used in investing activities	(236,547)	(96,563)	(197,464)
Financing activities:
Proceeds from issuance of common stock, net of offering costs	6,744	9,610	8,121
Dividends paid to common stockholders	(4,393)	(3,976)	(3,867)
Dividend paid to preferred stockholders	(552)	(552)	(552)
Debt issuance and credit facility fees paid	(2,638)	(476)	(127)
Acquisition of treasury shares	(2,694)	(2,868)	(4,440)
Borrowings under debt arrangements	102,024	—	—
Repayments of debt	(106,036)	(470)	(2,721)
Repayments of capital leases	(7,339)	(6,516)	(8,435)
Net cash used in financing activities	(14,884)	(5,248)	(12,021)
Effect of exchange rates on cash	(1,515)	1,095	(74)
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(158,725)	15,162	15,769
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	187,139	171,977	156,208
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$28,414	$187,139	$171,977
Supplemental disclosure of cash flow information:
Cash received (paid) during year for:
Interest, net of amount capitalized	$(38,400)	$(35,624)	$(19,280)
Income tax (payments) receipts	$115	$(23,128)	$(6,333)
Significant non-cash investing and financing activities:
Common stock and warrants issued for acquisition of other companies	$252,544	$—	$48,109
Capital leases acquired	$7,008	$6,439	$2,297
Common stock contributed to pension plans	$7,595	$—	$7,687
Payment of accrued compensation in restricted stock units	$4,863	$4,240	$5,511

See Notes 3 and 10 for additional non-cash investing and financing activities.

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

 Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2018, 2017 and 2016

(Dollars in thousands)

	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
				Revised			Revised
Balances, January 1, 2016	$39	$95,219	$1,519,598	$(242,191)	$(32,631)	$(10,734)	$1,329,300
Net income				61,569			61,569
Stock issued to directors (189,000 shares)		47	756				803
Common stock issued for cash, net of offering costs (2,780,000 shares)		695	7,426				8,121
Series B Preferred Stock dividends declared				(552)			(552)
Stock issued for 401(k) match (1,128,000 shares)		282	3,236				3,518
Restricted stock units granted			5,128				5,128
Restricted stock unit distributions (1,390,000 shares)		348	(348)			(2,211)	(2,211)
Common stock issued to pension plans (1,827,000 shares)		457	7,230				7,687
Common stock issued for purchase of another company (8,852,000 shares)		2,213	48,998			(959)	50,252
Common stock dividends declared ($0.01) per common share)				(3,867)			(3,867)
Common stock issued for employee incentive compensation (2,185,000 shares)		545	5,188			(1,270)	4,463
Other comprehensive loss					(1,971)		(1,971)
Balances, December 31, 2016	39	99,806	1,597,212	(185,041)	(34,602)	(15,174)	1,462,240
Net loss				(28,520)			(28,520)
Stock issued to directors (187,000 shares)		47	735				782
Series B Preferred Stock dividends declared				(552)			(552)
Stock issued for 401(k) match (678,000 shares)		170	3,379				3,549
Restricted stock units granted			5,550				5,550
Restricted stock unit distributions (1,251,000 shares)		313	(321)			(2,199)	(2,207)
Common stock issued for cash, net of offering costs (1,829,000 shares)		457	9,154				9,611
Common stock dividends declared ($0.01 per common share)				(3,976)			(3,976)
Common stock issued for employee incentive compensation (533,000 shares)		133	4,107			(669)	3,571
Other comprehensive income					11,229		11,229
Balances, December 31, 2017	39	100,926	1,619,816	(218,089)	(23,373)	(18,042)	1,461,277
Net loss				(26,563)			(26,563)
Change in accounting for marketable equity securities				1,289	(1,289)		—
Stock issued to directors (162,000 shares)		40	553				593
Series B Preferred Stock dividends declared				(552)			(552)
Stock issued for 401(k) match (1,068,000 shares)		267	3,438				3,705
Restricted stock units granted			5,649				5,649
Common stock issued for cash, net of offering costs (2,565,000 shares)		641	6,105				6,746
Restricted stock unit distributions (1,079,000 shares)		270	(270)			(1,386)	(1,386)
Common stock issued to pension plans (2,736,000 shares)		684	6,911				7,595
Common stock and warrants issued for purchase of another company (75,276,000 shares)		18,819	233,725				252,544
Common stock dividends declared ($0.01 per common share)				(4,393)			(4,393)
Common stock issued for employee incentive compensation (1,237,000 shares)		309	4,554			(1,308)	3,555
Other comprehensive income					(17,807)		(17,807)
Balances, December 31, 2018	$39	$121,956	$1,880,481	$(248,308)	$(42,469)	$(20,736)	$1,690,963

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

In the third quarter of 2018, we identified errors impacting amounts reported for accumulated depreciation, depletion and amortization ("DDA") and DDA expense for our Casa Berardi unit from June 1, 2013 through June 30, 2018. Certain amounts in the consolidated financial statements and notes thereto for the prior periods have been revised to correct these errors. See Note 2 for more information on the errors and revisions made to amounts reported for the prior periods.

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

D.  Investments — We determine the appropriate classification of our investments at the time of purchase and re-evaluate such determinations at each reporting date. Short-term investments include certificates of deposit and held to maturity or available for sale debt securities, based on our intent and ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost. Marketable debt securities are categorized as available for sale and carried at fair value. Marketable equity securities are carried at fair value.

Gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included in a separate line item on our consolidated statements of operations and comprehensive income.

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

F. Restricted Cash — Restricted cash and investments primarily represent investments in money market funds, certificates of deposit, and bonds of U.S. government agencies and are restricted primarily for reclamation funding or surety bonds. Restricted cash balances are carried at fair value. Non-current restricted cash and investments is reported in a separate line on the consolidated balance sheets and totaled $1.0 million at December 31, 2018.

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

Costs for exploration, pre-development, secondary development at operating mines, including drilling costs related to those activities (discussed further below), and maintenance and repairs on capitalized properties, plants and equipment are charged to operations as incurred.  Exploration costs include those relating to activities carried out (a) in search of previously unidentified mineral deposits, (b) at undeveloped concessions, or (c) at operating mines already containing proven and probable reserves, where a determination remains pending as to whether new target deposits outside of the existing reserve areas can be economically developed.  Pre-development activities involve costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of evidence of economic development, which is necessary to demonstrate future recoverability of these expenses. At an underground mine, secondary development costs are incurred for preparation of an ore body for production in a specific ore block, stope or work area, providing a relatively short-lived benefit only to the mine area they relate to, and not to the ore body as a whole. Primary development costs benefit long-term production, multiple mine areas, or the ore body as a whole, and are therefore capitalized.

Drilling, development and related costs are either classified as exploration, pre-development or secondary development, as defined above, and charged to operations as incurred, or capitalized, based on the following criteria:

•	whether the costs are incurred to further define mineralization at and adjacent to existing reserve areas or intended to assist with mine planning within a reserve area;
•	whether the drilling or development costs relate to an ore body that has been determined to be commercially mineable, and a decision has been made to put the ore body into commercial production; and
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

If all of these criteria are met, drilling, development and related costs are capitalized.  Drilling and development costs not meeting all of these criteria are expensed as incurred.  The following factors are considered in determining whether or not the criteria listed above have been met, and capitalization of drilling and development costs is appropriate:

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

Drilling and related costs of approximately $11.6 million, $9.9 million, and $6.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, met our criteria for capitalization listed above at our properties that are in the production stage.

When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in current period net income (loss).  Idle facilities placed on standby are carried at the lower of net carrying value or estimated fair value.  The net carrying values of idle facilities on standby are written down to salvage value upon reaching the end of the economic life.  Therefore, with the exception of depreciation recorded on mobile equipment used in ongoing exploration and reclamation efforts at such properties, we do not record depreciation on idle facilities when they are not in operation.

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

H. Depreciation, Depletion and Amortization — Capitalized costs are depreciated or depleted using the straight-line method or unit-of-production method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 3 to 17 years, but do not exceed the useful life of the individual asset. Determination of expected useful lives for amortization calculations are made on a property-by-property or asset-by-asset basis at least annually. Our estimates for reserves, mineralized material, and other resources are a key component in determining our units of production depreciation rates. Our estimates of proven and probable ore reserves, mineralized material, and other resources may change, possibly in the near term, resulting in changes to depreciation, depletion and amortization rates in future reporting periods.

Undeveloped mineral interests and value beyond proven and probable reserves are not amortized until such time as there are proven and probable reserves or the related mineralized material is converted to proven and probable reserves.  At that time, the basis of the mineral interest is amortized on a units-of-production basis.  Pursuant to our policy on impairment of long-lived assets (discussed further below), if it is determined that an undeveloped mineral interest cannot be economically converted to proven and probable reserves, the basis of the mineral interest is reduced to its fair value and an impairment loss is recorded to expense in the period in which it is determined to be impaired.

I.  Impairment of Long-lived Assets — Management reviews and evaluates the net carrying value of all facilities, including idle facilities, for impairment upon the occurrence of events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. We perform the test for recoverability of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment, and the value associated with property interests.

Although management has made what it believes to be a reasonable estimate of factors based on current conditions and information, assumptions underlying future cash flows are subject to significant risks and uncertainties. Estimates of undiscounted future cash flows are dependent upon, among other factors, estimates of: (i) metals to be recovered from proven and probable ore reserves and, to some extent, identified mineralization and other resources beyond proven and probable reserves, (ii) future production and capital costs and (iii) estimated metals prices (considering current and historical prices, forward pricing curves and related factors) over the estimated remaining mine life. It is reasonably possible that changes could occur in the near term that could adversely affect our estimate of future cash flows to be generated from our operating properties. If estimated undiscounted cash flows are less than the carrying value of a property, an impairment loss is recognized for the difference between the carrying value and fair value of the property.

J. Proven and Probable Ore Reserves — At least annually, management reviews the reserves used to estimate the quantities and grades of ore at our mines which we believe can be recovered and sold economically. Management’s calculations of proven and probable ore reserves are based on financial, engineering and geological estimates, including future metals prices and operating costs, and an assessment of our ability to obtain the permits required to mine and process the material. From time to time, management obtains external audits or reviews of reserves. Independent reviews of the 2016 reserve models for Greens Creek and Lucky Friday were performed during 2017. An independent review of the modeling process at Greens Creek was performed during 2016.

Reserve estimates will change as existing reserves are depleted through production, and as market prices of metals, production or capital costs, smelter terms, the grade or tonnage of the deposit, dilution of the ore or recovery rates change. A significant drop in metals prices or other factors may reduce reserves by making some portion of such ore uneconomic to develop and produce. Changes in reserves may reflect that actual grades of ore processed may be different from stated reserve grades because of variation in grades in areas mined, mining dilution and other factors. Our reserve estimates may change based on actual production experience. It is reasonably possible that certain of our estimates of proven and probable ore reserves will change in the near term, which could result in a change to estimated future cash flows, associated carrying values of the asset and amortization rates in future reporting periods, among other things.

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

See Note 9 for more information on the valuation of the underfunded status of our defined benefit pension plans.

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

We classify mine license taxes incurred in the states of Alaska and Idaho as other direct production costs reported in our gross profits. Net proceeds taxes incurred in Nevada, mining duties in Mexico, and resource taxes incurred in Quebec, Canada are classified as income taxes.

For additional information, see Note 6 — Income Taxes.

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

N. Revenue Recognition and Trade Accounts Receivable — Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues and accounts receivable upon completion of the performance obligations and transfer of control of the product to the customer. For sales of metals from refined doré, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of control of the agreed-upon metal quantities to the customer by the refiner. For sales of unrefined doré, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of title and control of the doré containing the agreed-upon metal quantities to the customer. For concentrate sales, the performance obligation is met, the transaction price can be reasonably estimated, and revenue is recognized generally at the time of shipment at estimated forward prices for the anticipated month of settlement. Due to the time elapsed from shipment to the customer and the final settlement with the customer, we must estimate the prices at which sales of our concentrates will be settled. Previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement by the customer. As discussed in P. Risk Management Contracts below, we seek to mitigate this exposure by using financially-settled forward contracts for the metals contained in our concentrate shipments.

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

See Note 12 for more information on our sales of products.

O. Foreign Currency — The functional currency for our operations located in the U.S., Mexico and Canada was the U.S. dollar ("USD") for all periods presented. Accordingly, for the Casa Berardi unit in Canada and the San Sebastian unit in Mexico, we have translated our monetary assets and liabilities at the period-end exchange rate, and non-monetary assets and liabilities at historical rates, with income and expenses translated at the average exchange rate for the current period. All translation gains and losses have been included in the current period net income (loss). Expenses incurred at our foreign operations and denominated in Canadian dollars ("CAD") and Mexican pesos ("MXN") expose us to exchange rate fluctuations between those currencies and the USD. As discussed in P. Risk Management Contracts below, we seek to mitigate this exposure by using financially-settled forward contracts to sell CAD and MXN.

For the year ended December 31, 2018 we recognized a total net foreign exchange gain of $10.3 million. For the years ended December 31, 2017 and 2016, we recognized net foreign exchange losses of $9.7 million and $2.7 million, respectively.

P. Risk Management Contracts — We use derivative financial instruments as part of an overall risk-management strategy utilized as a means of managing exposure to metals prices and exchange rate fluctuations between the USD and CAD and MXN. We do not hold or issue derivative financial instruments for speculative trading purposes. We measure derivative contracts as assets or liabilities based on their fair value. Amounts recognized for the fair value of derivative asset and liability positions with the same counterparty and which would be settled on a net basis are offset against each other on our consolidated balance sheets. Gains or losses resulting from changes in the fair value of derivatives in each period are recorded either in current earnings or other comprehensive income (“OCI”), depending on the use of the derivative, whether it qualifies for hedge accounting and whether that hedge is effective. Amounts deferred in OCI are reclassified to sales of products (for metals price-related contracts) or cost of sales (for foreign currency-related contracts). Ineffective portions of any change in fair value of a derivative are recorded in current period other operating income (expense). For derivatives qualifying as hedges, when the hedged items are sold, extinguished or terminated, or it is determined the hedged transactions are no longer likely to occur, gains or losses on the derivatives are reclassified from OCI to current earnings. As of December 31, 2018, our foreign currency-related forward contracts qualified for hedge accounting, with unrealized gains and loss related to the effective portion of the contracts included in OCI. Our metals price-related forward contracts do not qualify for hedge accounting as of December 31, 2018, and all unrealized gains and losses are therefore reported in earnings.

See Note 11 for additional information on our foreign exchange and metal derivative contracts as of December 31, 2018.

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

For additional information on our restricted stock unit compensation, see Note 10.

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

Potential dilutive shares of common stock include outstanding unvested restricted stock awards, performance-based share awards, stock units, warrants and convertible preferred stock for periods in which we have reported net income. For periods in which we reported net losses, potential dilutive shares of common stock are excluded, as their conversion and exercise would be anti-dilutive. See Note 14 for additional information.

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

See Notes 9 and 13 for more information on the fair value measurement of our financial instruments.

V. Research and development — Costs related to activities meeting the definition of research and development are generally recorded to expense. However, costs for materials, equipment, and facilities that are acquired or constructed for research and development activities that have alternative future uses are capitalized. Research and development expense for the years ended December 31, 2018, 2017 and 2016 included contractor fees.

W. New Accounting Pronouncements —

Accounting Standards Updates Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance previously codified in Subtopic 605-10 Revenue Recognition-Overall. The new ASU establishes a five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 deferred the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. We adopted ASU No. 2014-09 as of January 1, 2018 using the modified-retrospective transition approach. The impact of adoption of the update to our consolidated financial statements for the years ended December 31, 2017 and December 31, 2016 would have been a reclassification of $1.9 million and $1.3 million, respectively, in doré refining costs from sales of products to cost of sales and other direct production costs.

We performed an assessment of the impact of implementation of ASU No. 2014-09, and concluded it does not change the timing of revenue recognition or amounts of revenue recognized compared to how we recognized revenue under our previous policies. Our revenues involve a relatively limited number of types of contracts and customers. In addition, our revenue contracts do not involve multiple types of performance obligations. Revenues from doré are recognized, and the transaction price is known, at the time the metals sold are delivered to the customer. Concentrate revenues are generally recognized at the time of shipment. Concentrates sold at our Lucky Friday unit typically leave the mine and are received by the customer within the same day. There is a period of time between shipment of concentrates from our Greens Creek unit and their physical receipt by the customer. However, based on our assessment, we believe control of the concentrate parcels is generally obtained by the customer at the time of shipment.

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

Adoption of ASU No. 2014-09 involves additional disclosures, where applicable, concerning (i) contracts with customers, (ii) significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and the transaction price, and (iii) assets recognized for costs to obtain or fulfill contracts. See Note 12 for information on our sales of products.

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

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification of cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We adopted this update as of January 1, 2018, and there were no material impacts on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We adopted this update as of January 1, 2018. Cash, cash equivalents, and restricted cash and cash equivalents on the consolidated statement of cash flows includes restricted cash and cash equivalents of $1.0 million as of December 31, 2018 and December 31, 2017, $2.2 million as of December 31, 2016 and $1.0 million as of December 31, 2015, as well as amounts previously reported for cash and cash equivalents.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We applied the applicable provisions of the update to our acquisition of Klondex in July 2018 (see Note 16), which was accounted for as a business acquisition, and will apply the applicable provisions of the update to any future acquisitions.

In March 2017, the FASB issued ASU No. 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Period Postretirement Benefit Cost. The update provides specific requirements for classification and disclosure regarding the service cost component and other components of net benefit cost related to pension plans. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We have implemented this update effective January 1, 2018. For the full year of 2018, a total net expense of approximately $2.8 million for the components of net benefit cost, except service cost, is included in other income (expense) on our consolidated statements of operations, and not reported in the same line items as other employee compensation costs.

Accounting Standards Updates to Become Effective in Future Periods

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted.

See Note 10 for information on our capital leases, which are considered finance leases under the new guidance. Under the current guidance, the present value of these leases has been recognized as a liability, with the value of the capital lease asset, net of accumulated depreciation, included in properties, plants, equipment and mineral interests, net, on our consolidated balance sheet, as of December 31, 2018. We will continue to recognize the liability and right-of-use asset for our finance leases in this manner under the new guidance.

Upon implementation of the new guidance, we anticipate recognizing a liability and right-of-use asset of approximately $22.4 million as of January 1, 2019 for our identified operating leases. We have elected the transition option to apply the new guidance at the effective date without adjusting comparative periods presented.

In August 2017, the FASB issued ASU No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objective of the update is to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements, and simplify the application of existing hedge accounting guidance. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We do not anticipate this update will have a material impact on our consolidated financial statements upon implementation.

In February 2018, the FASB issued ASU No. 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in the update allow a reclassification from other comprehensive income to retained earnings for "stranded" tax effects resulting from the reduction in the historical corporate tax rate under the Tax Cuts and Jobs Act. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The tax effect of items in our other comprehensive income totaled $12.6 million as of December 31, 2018.

In June 2018, the FASB issued ASU No. 2018-07 Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The update involves simplification of several aspects of accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718 to include nonemployee awards. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We do not anticipate this update will have a material impact on our consolidated financial statements upon implementation.

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and makes additions to the disclosure requirements on fair value measurements. The update is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We are evaluating the impact of this update on our fair value measurement disclosures.

In August 2018, the FASB issued ASU No. 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The update removes several disclosure requirements, adds two new disclosure requirements, and clarifies other disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The update is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are evaluating the impact of this update on our disclosures involving our defined benefit pension plans.

Note 2. Revision of Previously Issued Financial Statements for Immaterial Misstatements

In the third quarter of 2018, we determined accumulated DDA on our consolidated balance sheets and DDA expense on our consolidated statements of operations and comprehensive (loss) income related to Casa Berardi, a business unit within our Hecla Quebec Inc. subsidiary, were understated for the periods from June 1, 2013 through June 30, 2018 as a result of errors in calculation from the date of acquisition of Casa Berardi as noted below:

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

We assessed the materiality of the effect of the errors on our prior quarterly and annual financial statements, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin ("SAB") No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and concluded the errors were not material to any of our previously issued financial statements. Consequently, we made the decision to correct these errors prospectively and revise our financial statements when the consolidated balance sheets, statements of operations and comprehensive income and cash flows for such prior periods are included in filings made after the third quarter of 2018, including in this report (the "Revisions"). The Revisions had no net impact on our sales or net cash provided by operating activities for any period presented.

The following tables present a summary of the impact, by financial statement line item, of the Revisions as of and for the years ended December 31, 2017 and 2016, and as of January 1, 2016:

	As of and for the Year Ended December 31, 2017
(in thousands)	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Balance Sheet
Inventories: Concentrate, doré, and stockpiled ore	$28,455	$911	$29,366
Total current assets	320,325	911	321,236
Properties, plants, equipment and mineral interests, net	2,020,021	(20,710)	1,999,311
Total assets	2,364,957	(19,799)	2,345,158
Deferred tax liability	121,546	2,806	124,352
Total liabilities	881,075	2,806	883,881
Accumulated deficit	(195,484)	(22,605)	(218,089)
Total shareholders' equity	1,483,882	(22,605)	1,461,277
Total liabilities and shareholders' equity	2,364,957	(19,799)	2,345,158

Consolidated Statements of Operations and Comprehensive (Loss) Income
Depreciation, depletion and amortization	$116,062	$4,537	$120,599
Total cost of sales	420,789	4,537	425,326
Gross profit	156,986	(4,537)	152,449
Income (loss) from operations	64,643	(4,537)	60,106
Foreign exchange (loss) gain	(10,300)	620	(9,680)
Total other (expense) income	(68,283)	620	(67,663)
(Loss) income before income taxes	(3,640)	(3,917)	(7,557)
Income tax (provision) benefit	(19,879)	(1,084)	(20,963)
Net (loss) income	$(23,519)	$(5,001)	$(28,520)
(Loss) income applicable to common shareholders	$(24,071)	$(5,001)	$(29,072)
Comprehensive income (loss)	(12,290)	(5,001)	(17,291)
Basic (loss) income per common share after preferred dividends	$(0.06)	$(0.01)	$(0.07)
Diluted (loss) income per common share after preferred dividends	$(0.06)	$(0.01)	$(0.07)

Condensed Consolidated Statements of Cash Flows
Net (loss) income	$(23,519)	$(5,001)	$(28,520)
Depreciation, depletion and amortization	121,930	4,537	126,467
Foreign exchange loss (gain)	10,828	(620)	10,208
Deferred income taxes	18,308	1,084	19,392

	As of and for the Year Ended December 31, 2016
(in thousands)	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Balance Sheet
Accumulated deficit	$(167,437)	$(17,604)	$(185,041)
Total shareholders' equity	1,479,844	(17,604)	1,462,240

Consolidated Statements of Operations and Comprehensive (Loss) Income
Depreciation, depletion and amortization	116,126	7,505	123,631
Total cost of sales	454,451	7,505	461,956
Gross profit	191,506	(7,505)	184,001
Income (loss) from operations	116,944	(7,505)	109,439
Foreign exchange (loss) gain	(2,926)	189	(2,737)
Total other (expense) income	(19,969)	189	(19,780)
(Loss) income before income taxes	96,975	(7,316)	89,659
Income tax (provision) benefit	(27,428)	(662)	(28,090)
Net (loss) income	$69,547	$(7,978)	$61,569
(Loss) income applicable to common shareholders	$68,995	$(7,978)	$61,017
Comprehensive income (loss)	67,576	(7,978)	59,598
Basic (loss) income per common share after preferred dividends	$0.18	$(0.02)	$0.16
Diluted (loss) income per common share after preferred dividends	$0.18	$(0.02)	$0.16

Condensed Consolidated Statements of Cash Flows
Net (loss) income	$69,547	$(7,978)	$61,569
Depreciation, depletion and amortization	117,413	7,505	124,918
Foreign exchange loss (gain)	4,649	(189)	4,460
Deferred income taxes	2,112	662	2,774

	As of January 1, 2016
(in thousands)	As Previously Reported	Adjustment	As Revised
Consolidated Statements of Changes in Shareholders' Equity
Accumulated deficit	$(232,565)	$(9,626)	$(242,191)
Total shareholders' equity	1,338,926	(9,626)	1,329,300

Note 3. Investments

Investments

Our current investments, which are classified as "available for sale" and consist of bonds having maturities of greater than 90 days, were $33.8 million at December 31, 2017. We held no such investments as of December 31, 2018. During 2018 and 2017, we had purchases of such investments of $31.2 million and $55.0 million, respectively, and maturities of $64.9 million and $50.0 million, respectively. Our current investments at December 31, 2017 consisted of the following (in thousands):

	December 31, 2017
	Amortized cost	Unrealized loss	Fair market value
Corporate bonds	$33,778	$(20)	$33,758

At December 31, 2018 and 2017, the fair value of our non-current investments was $6.6 million and $7.6 million, respectively.  Our non-current investments consist of marketable equity securities which are carried at fair value. The cost basis of our non-current investments was approximately $7.7 million and $5.7 million at December 31, 2018 and 2017, respectively. In 2018 and 2017, we acquired marketable equity securities having a cost basis of $2.4 million and $1.6 million, respectively. During 2018, we recognized $2.8 million in net unrealized losses in current earnings. During 2017, we recognized $2.1 million in net unrealized gains in other comprehensive income and $0.2 million in net unrealized losses in current earnings.

Note 4: Properties, Plants, Equipment and Mineral Interests, and Lease Commitments

Properties, Plants, Equipment and Mineral Interests

Our major components of properties, plants, equipment, and mineral interests are (in thousands):

	December 31,
	2018	2017
		Revised
Mining properties, including asset retirement obligations	$533,631	$404,905
Development costs	444,229	390,094
Plants and equipment	988,285	847,462
Land	32,953	26,949
Mineral interests	1,269,956	957,359
Construction in progress	365,807	347,323
	3,634,861	2,974,092
Less accumulated depreciation, depletion and amortization	1,114,857	974,781
Net carrying value	$2,520,004	$1,999,311

During 2018, we incurred total capital expenditures of approximately $136.9 million. This excludes non-cash items for equipment acquired under capital leases and adjustments for asset retirement obligations. The expenditures included $14.2 million at the Lucky Friday unit, $40.9 million at the Greens Creek unit, $39.7 million at the Casa Berardi unit, $6.2 million at the San Sebastian unit, and $32.6 million at the Nevada Operations unit.

Mineral interests include amounts for value beyond proven and probable reserves ("VBPP") related to mines and exploration or pre-development interests acquired by us which are not depleted until the mineralized material they relate to is converted to proven and probable reserves. As of December 31, 2018, mineral interests included VBPP assets of $396.4 million, $382.1 million and $223.4 million, respectively, at our Casa Berardi, Nevada Operations and Greens Creek units, along with various other properties.

Properties, plants, equipment, and mineral interests includes the portion of interest costs incurred on our debt capitalized as a part of the cost of constructing certain qualifying assets. For the year ended December 31, 2017, capitalized interest totaled $0.9 million. The capitalized interest was primarily related to the #4 Shaft project at Lucky Friday, which was completed in January 2017.

Capital Leases

We periodically enter into lease agreements, primarily for equipment at our operating units, which we have determined to be capital leases.  As of December 31, 2018 and 2017, we have recorded $58.4 million and $48.6 million, respectively, for the gross amount of assets acquired under the capital leases and $38.4 million and $33.1 million, respectively, in accumulated depreciation on those assets, classified as plants and equipment in Properties, plants, equipment and mineral interests.  See Note 7 for information on future obligations related to our capital leases.

Operating Leases

We enter into operating leases during the normal course of business. During the years ended December 31, 2018, 2017 and 2016, we incurred expenses of approximately $7.8 million, $4.8 million and $4.8 million, respectively, for these leases. At December 31, 2018, future obligations under our operating leases were as follows (in thousands):

Year ending December 31,
2019	$7,919
2020	5,530
2021	3,578
2022	2,543
2023	2,182
Thereafter	1,397
Total	$23,149

Note 5: Environmental and Reclamation Activities

The liabilities accrued for our reclamation and closure costs at December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Operating properties:
Greens Creek	$41,839	$41,677
Lucky Friday	10,698	9,911
Casa Berardi	5,843	6,729
San Sebastian	7,765	5,067
Nevada Operations	23,272	—
Non-operating properties:
Troy mine	8,971	12,724
Johnny M	5,813	5,813
Republic	1,500	1,500
All other sites	2,688	2,624
Total	108,389	86,045
Reclamation and closure costs, current	(3,410)	(6,679)
Reclamation and closure costs, long-term	$104,979	$79,366

The activity in our accrued reclamation and closure cost liability for the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands):

Balance at January 1, 2016	$95,538
Accruals for estimated costs	705
Accretion expense	3,158
Revision of estimated cash flows due to changes in reclamation plans	2,759
Liability addition due to acquisition of Mines Management	1,124
Payment of reclamation obligations	(17,704)
Balance at December 31, 2016	85,580
Accruals for estimated costs	16
Accretion expense	4,870
Revision of estimated cash flows due to changes in reclamation plans	(578)
Payment of reclamation obligations	(3,843)
Balance at December 31, 2017	86,045
Accruals for estimated costs	250
Accretion expense	5,309
Revision of estimated cash flows due to changes in reclamation plans	1,280
Liability addition due to acquisition of the Nevada Operations unit	19,571
Payment of reclamation obligations	(4,066)
Balance at December 31, 2018	$108,389

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

Asset Retirement Obligations

Below is a reconciliation as of December 31, 2018 and 2017 (in thousands) of the asset retirement obligations ("ARO") relating to our operating properties, which are included in our total accrued reclamation and closure costs of $108.4 million and $86.0 million, respectively, discussed above. The estimated reclamation and abandonment costs were discounted using credit adjusted, risk-free interest rates ranging from 5.75% to 14.5% from the time we incurred the obligation to the time we expect to pay the retirement obligation.

	2018	2017
Balance January 1	$63,384	$59,275
Changes in obligations due to changes in reclamation plans	1,280	(578)
Addition due to acquisition of the Nevada Operations unit	19,571	—
Accretion expense	5,295	4,870
Payment of reclamation obligations	(113)	(183)
Balance at December 31	$89,417	$63,384

In the fourth quarter of 2018, we updated the ARO at Greens Creek to reflect a plan for reclamation and closure of the mine at the end of its life having estimated undiscounted costs of approximately $114.9 million, an increase from the $100.1 million in the previous plan. However, the ARO asset and liability decreased by $3.2 million as a result of a change in the estimated timing of costs and the impact of discounting the costs to present value.

In the fourth quarter of 2018, we updated the ARO at San Sebastian to include estimated costs for expansion of an open pit and the addition of new facilities, resulting in an increase in undiscounted costs of $2.8 million and increase in the ARO asset and liability of $2.3 million.

In the fourth quarter of 2018, we revised the AROs for the Nevada Operations unit to reflect updates to the reclamation plans for each mine site, resulting in an increase in undiscounted costs of $1.3 million and increase in the ARO asset and liability of $3.1 million.

The ARO layers related to the changes described above were discounted using a credit adjusted, risk-free interest rate of 7.5% and inflation rates ranging from 2% to 4%.

Note 6: Income Taxes

Major components of our income tax benefit (provision) for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	2018	2017	2016
		Revised	Revised
Current:
Domestic	$(454)	$22,171	$(10,702)
Foreign	(4,382)	(22,526)	(13,713)
Total current income tax benefit (provision)	(4,836)	(355)	(24,415)
Deferred:
Domestic	7,147	(30,766)	7,480
Foreign	4,390	10,158	(11,155)
Total deferred income tax benefit (provision)	11,537	(20,608)	(3,675)
Total income tax benefit (provision)	$6,701	$(20,963)	$(28,090)

Domestic and foreign components of (loss) income before income taxes for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	2018	2017	2016
		Revised	Revised
Domestic	$(44,513)	$(7,920)	$41,014
Foreign	11,249	363	48,645
Total	$(33,264)	$(7,557)	$89,659

The annual tax benefit (provision) is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax (loss) income. The reasons for the difference are (in thousands):

	2018		2017		2016
			Revised		Revised
Computed “statutory” benefit (provision)	$6,986	(21)%	$2,645	35%	$(31,381)	35%
Percentage depletion	3,158	(10)	5,174	68	8,114	(9)
Change in valuation allowance	(2,304)	7	24,464	324	11,336	(13)
Federal rate change	—	—	(37,546)	(497)	—	—
State taxes, net of federal taxes	(849)	3	1,112	15	(565)	—
Foreign currency remeasurement of monetary assets and liabilities	6,747	(20)	(12,812)	(169)	(7,820)	9
Rate differential on foreign earnings	(3,970)	12	(1,438)	(19)	(6,853)	8
Compensation	(970)	3	(661)	(9)	(1,517)	2
Foreign withholding taxes	278	(1)	(278)	(4)	—	—
Expiration of U.S. foreign tax credits	—	—	(2,300)	(30)	—	—
Other	(2,375)	7	677	9	596	(1)
Total benefit (provision)	$6,701	(20)%	$(20,963)	(277)%	$(28,090)	31%

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

At December 31, 2018 and 2017, the net deferred tax liability was approximately $172 million and $123 million, respectively. The individual components of our net deferred tax assets and liabilities are reflected in the table below (in thousands).

	December 31,
	2018	2017
		Revised
Deferred tax assets:
Accrued reclamation costs	$29,064	$21,812
Deferred exploration	16,500	17,426
Foreign net operating losses	13,231	1,003
Domestic net operating losses	152,320	130,186
AMT credit carryforwards	—	584
Pension and benefit obligation	12,345	12,584
Foreign exchange loss	24,849	18,112
Foreign tax credit carryforward	4,149	4,983
Miscellaneous	26,290	25,411
Total deferred tax assets	278,748	232,101
Valuation allowance	(94,981)	(78,684)
Total deferred tax assets	183,767	153,417
Deferred tax liabilities:
Miscellaneous	(5,234)	(4,978)
Properties, plants and equipment	(350,083)	(271,282)
Total deferred tax liabilities	(355,317)	(276,260)
Net deferred tax liability	$(171,550)	$(122,843)

For the year 2017, we recorded a liability of $0.3 million related to withholding taxes on unremitted earnings at Minera Hecla S.A. de C.V., our wholly-owned subsidiary which owns our San Sebastian mine and other interests in Durango, Mexico. Due to the changes to tax laws under the TCJ Act, we are no longer required to accrue taxes on remitted earnings and the liability was reversed. For the year 2016, we had no unremitted foreign earnings. Foreign net operating losses carried forward are shown above as a deferred tax asset, with a valuation allowance as discussed below.

As discussed in Note 16, we acquired Klondex Mines Ltd. ("Klondex") in July 2018. With the acquisition of Klondex, we acquired a U.S. consolidated tax group (the "Klondex U.S. Group") that did not join the existing consolidated U.S. tax group of Hecla Mining Company and subsidiaries (“Hecla U.S.”). Under acquisition accounting, we recorded a net deferred tax liability of $69.4 million. In 2018, we recorded a tax benefit of $6.3 million on a net tax loss of $30.0 million in the Klondex U.S. Group. Net operating losses acquired as of the acquisition date are subject to limitation under Internal Revenue Code Section 382. However, the annual limitation is not expected to have a material impact on our ability to utilize the benefit of these losses.

We evaluated the positive and negative evidence available to determine the amount of valuation allowance required on our deferred tax assets.  At December 31, 2018 and 2017, the balances of our valuation allowances were approximately $95 million and $79 million, respectively, primarily related to net operating losses. Due to the changes to tax laws under the TCJ Act, at December 31, 2017 we determined it is more likely than not that we will not realize our net deferred tax assets in our Hecla U.S. consolidated group. Accordingly, we applied a valuation allowance which remains in place on those net deferred tax assets at December 31, 2018. A portion of the valuation allowance relating to exploration and other deferred tax assets in Mexico was released in 2017 as we determined that it was more likely than not that the benefit would be realized as a result of operating activities at San Sebastian. As of December 31, 2018, a $92.0 million valuation allowance remains in U.S. jurisdictions, $1.3 million in Hecla Canada Ltd. and $1.7 million in Minera Hecla S.A. de C.V. There is no valuation allowance at Hecla Quebec, Inc. The changes in the valuation allowance for the years ended December 31, 2018, 2017 and 2016, are as follows (in thousands):

	2018	2017	2016
Balance at beginning of year	$(78,684)	$(99,602)	$(115,806)
Valuation allowance on deferred tax assets acquired with the Klondex acquisition	(11,470)	—	—
Increase related to non-utilization of net operating loss carryforwards and non-recognition of deferred tax assets due to uncertainty of recovery	(5,700)	(14,964)	(2,868)
Decrease related to utilization and expiration of deferred tax assets, other	873	35,882	19,072
Balance at end of year	$(94,981)	$(78,684)	$(99,602)

As of December 31, 2018, for U.S. income tax purposes, we have federal and state net operating loss carryforwards of $605.9 million and $383.3million, respectively.  U.S. net operating loss carryforwards for periods arising before December 31, 2017 have a 20-year expiration period, the earliest of which could expire in 2020. U.S. net operating loss carryforwards arising in 2018 and future periods have an indefinite carryforward period. We have foreign and provincial net operating loss carryforwards of approximately $50.0 million each, which expire between 2028 and 2038. Our utilization of U.S. net operating loss carryforwards may be subject to annual limitations if there is a change in control as defined under Internal Revenue Code Section 382. As of December 31, 2018, no change in control has occurred in the Hecla U.S. group.

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

We file income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.  We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 2000, or examinations by foreign tax authorities for years prior to 2012.  We are currently under examination in certain local tax jurisdictions. However, we do not anticipate any material adjustments.

We had no unrecognized tax benefits as of December 31, 2018 or 2017.  Due to the net operating loss carryover provision, coupled with the lack of any unrecognized tax benefits, we have not provided for any interest or penalties associated with any uncertain tax positions.  If interest and penalties were to be assessed, our policy is to charge interest to interest expense, and penalties to other operating expense.  It is not anticipated that there will be any significant changes to unrecognized tax benefits within the next 12 months.

On December 22, 2017, the United States enacted the TCJ Act resulting in significant modifications to existing law. We completed the accounting for the effects of the Act during the quarter ended December 31, 2017. Our financial statements for the year ended December 31, 2017, reflect certain effects of the TCJ Act which include a reduction in the corporate tax rate from 35% to 21% as well as other changes. As a result of the changes to tax laws and tax rates under the TCJ Act, we incurred incremental income tax expense of $30 million during the year ended December 31, 2017, which consisted primarily of the remeasurement of deferred tax assets and liabilities from 35% to 21% and application of a full valuation allowance. We have not accrued a one-time transition tax on unrepatriated foreign earnings due to an estimated net deficit in foreign earnings from all foreign jurisdictions.

Note 7: Debt, Credit Facilities and Capital Leases

Senior Notes

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, and in 2014, an additional $6.5 million aggregate principal amount of the Senior Notes was issued to one of our pension plans. The Senior Notes were subsequently exchanged for substantially identical Senior Notes registered with the SEC. The Senior Notes are governed by the Indenture, dated as of April 12, 2013, as amended (the "Indenture"), among Hecla Mining Company ("Hecla") and certain of our subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee. The net proceeds from the initial offering of the Senior Notes ($490 million) were used to partially fund the acquisition of Aurizon Mines Ltd. ("Aurizon") and for general corporate purposes, including expenses related to the Aurizon acquisition.

The Senior Notes are recorded net of a 2% initial purchaser discount totaling $10 million at the time of the April 2013 issuance and having an unamortized balance of $3.0 million as of December 31, 2018. The Senior Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for.  Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. During 2018, 2017 and 2016, interest expense related to the Senior Notes and amortization of the initial purchaser discount and fees related to the issuance of the Senior Notes totaled $36.3 million, $35.3 million and $20.1 million, respectively. The interest expense related to the Senior Notes for 2017 and 2016 was net of $0.9 million and $16.2 million, respectively, in capitalized interest, primarily related to the #4 Shaft project at our Lucky Friday unit which was completed in January 2017. Interest expense for 2017 also included $0.9 million in costs related to our private offering of new Senior Notes in June 2017 and concurrent tender offer to purchase our existing Senior Notes, which were not completed.

The Senior Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries (the "Guarantors"). The Senior Notes and the guarantees are, respectively, Hecla's and the Guarantors' general senior unsecured obligations and are subordinated to all of Hecla's and the Guarantors' existing and future secured debt to the extent of the assets securing that secured debt.  In addition, the Senior Notes are effectively subordinated to all of the liabilities of Hecla's subsidiaries that are not guaranteeing the Senior Notes, to the extent of the assets of those subsidiaries. There are no covenants on the Senior Notes.

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

Ressources Québec Notes

On March 5, 2018, we entered into a note purchase agreement pursuant to which we issued CAD$40 million (approximately USD$30.8 million at the time of the transaction) in aggregate principal amount of our Series 2018-A Senior Notes due May 1, 2021 (the “RQ Notes”) to Ressources Québec, a subsidiary of Investissment Québec, a financing arm of the Québec government. Because the RQ notes are denominated in CAD, the reported USD-equivalent principal balance changes with movements in the exchange rate. The RQ Notes were issued at a discount of 0.58%, or CAD$0.2 million, and bear interest at a rate of 4.68% per year, payable on May 1 and November 1 of each year, commencing May 1, 2018. The RQ Notes are senior and unsecured and are pari passu in all material respects with the Senior Notes, including with respect to guarantees of the RQ Notes by certain of our subsidiaries. There are no covenants on the RQ Notes. The net proceeds from the RQ Notes are required to be used for development and expansion of our Casa Berardi mine. During 2018, interest expense related to the RQ Notes, including discount and origination fees, totaled $1.4 million.

As of December 31, 2018, the annual future obligations related to our debt, including interest, were (in thousands):

Twelve-month period ending December 31,	Senior Notes	RQ Notes	Total
2019	$34,822	$1,372	$36,194
2020	34,822	1,372	$36,194
2021	518,107	29,778	$547,885
Total	587,751	32,522	620,273
Less: interest	(81,251)	(3,202)	$(84,453)
Principal	506,500	29,320	535,820
Less: unamortized discount	(3,021)	—	$(3,021)
Long-term debt	$503,479	$29,320	$532,799

Credit Facilities

In July 2018, we entered into a $200 million senior secured revolving credit facility which replaced our previous $100 million credit facility and has a term ending on June 14, 2022, provided, however, that if we do not refinance our outstanding Senior Notes by November 1, 2020, the term of the credit facility ends on November 1, 2020. The credit facility increased to $250 million in November 2018 upon satisfaction of certain conditions, including adding certain subsidiaries of Klondex as borrowers under the credit facility and pledging the assets of those subsidiaries as additional collateral under the credit facility. The credit facility is also collateralized by the shares of common stock held in our material domestic subsidiaries and by our joint venture interests in the Greens Creek mine, all of our rights and interests in the joint venture agreement, and all of our rights and interests in the assets of the joint venture. Below is information on the interest rates, standby fee, and financial covenant terms under our current credit facility:

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

We are also able to obtain letters of credit under the facility, and for any such letters we are required to pay a participation fee of between 2.25% and 3.25% based on our total leverage ratio, as well as a fronting fee to each issuing bank of 0.20% annually on the average daily dollar amount of any outstanding letters of credit. There were $3.0 million in letters of credit outstanding as of December 31, 2018.

We believe we were in compliance with all covenants under the credit agreement and no amounts were outstanding as of December 31, 2018.  We drew $71.0 million on the facility and repaid that amount in 2018. With the exception of the $3.0 million in letters of credit outstanding, we did not have a balance drawn on the revolving credit facility as of December 31, 2018, with $48.0 million drawn as of the date of this report.

As a result of the acquisition of Klondex in July 2018 (see Note 16 for more information), we assumed Klondex's revolving credit facility balance outstanding of $35.0 million. We paid the $35.0 million balance, and the Klondex credit facility was terminated, in July 2018.

Capital Leases

We have entered into various lease agreements, primarily for equipment at our operating units, which we have determined to be capital leases.  At December 31, 2018, the total liability associated with the capital leases, including certain purchase option amounts, was $13.1 million, with $5.3 million of the liability classified as current and $7.9 million classified as non-current. At December 31, 2017, the total liability balance associated with capital leases was $11.8 million, with $5.6 million of the liability classified as current and $6.2 million classified as non-current. The total obligation for future minimum lease payments was $14.0 million at December 31, 2018, with $0.9 million attributed to interest.

At December 31, 2018, the annual maturities of capital lease commitments, including interest, were (in thousands):

Twelve-month period ending December 31,
2019	$5,745
2020	4,480
2021	3,052
2022	733
2023	23
Total	14,033
Less: imputed interest	(898)
Net capital lease obligation	13,135
Current portion of capital leases	5,264
Long-term capital leases	$7,871

Note 8: Commitments, Contingencies, and Obligations

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

Johnny M Mine Area near San Mateo, McKinley County and San Mateo Creek Basin, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for environmental remediation and past costs the EPA has incurred at the site. Mining at the Johnny M was conducted for a limited period of time by a predecessor of our subsidiary, Hecla Limited. In August 2012, Hecla Limited and the EPA entered into a Settlement Agreement and Administrative Order on Consent for Removal Action (“Consent Order”), pursuant to which Hecla Limited agreed to pay (i) $1.1 million to the EPA for its past response costs at the site and (ii) any future response costs at the site under the Consent Order, in exchange for a covenant not to sue by the EPA. Hecla Limited paid the $1.1 million to the EPA for its past response costs and in December 2014 submitted to EPA the Engineering Evaluation and Cost Analysis (“EE/CA”) for the site. The EE/CA evaluates three alternative response actions: 1) no action, 2) off-site disposal, and 3) on-site disposal. The range in estimated costs of these alternatives is $0 to $221 million. In the EE/CA, Hecla Limited recommended that EPA approve on-site disposal, which is currently estimated to cost $5.6 million, on the basis that it is the most appropriate response action under CERCLA. In June 2015, the EPA approved the EE/CA, with a few minor conditions. The EPA must still publish the EE/CA for public notice and comment, and the agency will not make a final decision on the appropriate response action until the public comment process is complete. It is anticipated that Hecla Limited will implement the response action selected by the EPA pursuant to an amendment to the Consent Order or a new order. Based on the foregoing, we believe it is probable that Hecla Limited will incur a liability for remediation at the site. In the fourth quarter of 2014, we accrued $5.6 million, which continues to be our best estimate of that liability as of the date of this report. There can be no assurance that Hecla Limited’s liability will not be more than $5.6 million, or that its ultimate liability will not have a material adverse effect on Hecla Limited’s or our results of operations or financial position.

The Johnny M Mine is in an area known as the San Mateo Creek Basin (“SMCB”), which is an approximately 321 square mile area in New Mexico that contains numerous legacy uranium mines and mills. In addition to Johnny M, Hecla Limited's predecessor was involved at other mining sites within the SMCB. The EPA is considering listing the entire SMCB on CERCLA’s National Priorities List in order to address perceived groundwater issues within the SMCB. The EE/CA discussed above relates primarily to contaminated rock and soil, not groundwater. In the event that the SMCB is listed as a Superfund site, or for other reasons, it is possible that Hecla Limited’s liability at the Johnny M Site, and for any other mine site within the SMCB at which Hecla Limited's predecessor may have operated, will be greater than our current accrual of $5.6 million due to the increased scope of required remediation.

In July 2018, the EPA informed Hecla Limited that it and several other potentially responsible parties ("PRPs") may be liable for cleanup of the site or for costs incurred by the EPA in cleaning up the site. The EPA stated it has incurred approximately $9.6 million in response costs to date. Hecla Limited cannot with reasonable certainty estimate the amount or range of liability, if any, relating to this matter because of, among other reasons, the lack of information concerning the site, including the relative contributions of contamination by the various PRPs.

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

In June 2011, the EPA informed Hecla Limited that it believes Hecla Limited, among several other viable companies, may be liable for cleanup of the site or for costs incurred by the EPA in cleaning up the site. The EPA stated in the letter that it has incurred approximately $4.5 million in response costs and estimated that total remediation costs may exceed $100 million. Hecla Limited cannot with reasonable certainty estimate the amount or range of liability, if any, relating to this matter because of, among other reasons, the lack of information concerning the site, including the relative contributions of contamination by various other PRPs.

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

In August 2018, the EPA informed Hecla Limited that it and several other PRPs may be liable for cleanup of the site or for costs incurred by the EPA in cleaning up the site. The EPA did not include an amount of its alleged response costs to date. Hecla Limited cannot with reasonable certainty estimate the amount or range of liability, if any, relating to this matter because of, among other reasons, the lack of information concerning past or anticipated future costs at the site and the relative contributions of contamination by various other PRPs.

Potential Claim for Indemnification Against CoCa Mines, Inc.

In 1991, Hecla Limited acquired CoCa Mines, Inc. (“CoCa”) and its subsidiary Creede Resources, Inc. (“CRI”). CoCa and CRI previously operated in the State of Colorado, but presently have limited assets and operations. Beginning in 2014, and most recently in January 2019, a third party has alleged that CoCa and CRI are required by a 1989 agreement to indemnify it for certain environmental costs and liabilities it may incur with respect to the Nelson Tunnel/Commodore Waste Rock Pile Superfund site in Creede, Colorado. To date, no claim for indemnification has been made against CoCa or CRI; however, in January, the party alleged that it may soon reach a settlement with the EPA under CERCLA with respect to the site, at which point it would then seek reimbursement from CoCa and CRI of all amounts paid to the EPA, as well as attorneys’ fees and costs. Until any such claim is made, we cannot predict whether a liability will be incurred or the amount of any such liability; however, as noted above, both CoCa and CRI have limited assets with which to satisfy any claim.

Montanore Project

In October 2018, a court in Lincoln County, Montana found that the adit (which is an underground tunnel) which we had intended to use to develop the Montanore project trespassed on certain unpatented mining claims we do not own, but through which the adit passes. In the case, which dates back to 2008, the jury delivered a verdict against certain of our subsidiaries for $3,325,000. The subsidiaries will appeal the finding of trespass and the award of damages to the Montana Supreme Court, and we believe there are strong arguments for reversal. There can be no assurance that the appeal will succeed. As of December 31, 2018, we have accrued $1.1 million for estimated future reclamation costs at the Montanore project, and have surety bonding in place for that amount.

Litigation Related to Klondex Acquisition

Following the announcement of our proposed acquisition of Klondex, Klondex and members of the Klondex board of directors were named as defendants in several putative stockholder class actions brought by purported stockholders of Klondex challenging the proposed merger. The lawsuits were all filed in the United States District Court for the District of Nevada. On December 18, 2018, the remaining three cases were consolidated into a single case, Lawson v. Klondex Mines Ltd., et al., No. 3:18-cv-00284 (D. Nev. June 15, 2018).

The plaintiffs generally claim that Klondex issued a proxy statement that included misstatements or omissions, in violation of sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs seek, among other things, to obtain rescissory damages and recover attorneys’ fees and costs.

Although it is not possible to predict the outcome of litigation matters with certainty, each of Klondex and its directors believe that each of the lawsuits are without merit, and the parties intend to vigorously defend against all claims asserted.

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

Debt

As discussed above, on April 12, 2013, we completed an offering of $500 million aggregate principal amount of Senior Notes. The net proceeds from the offering of the Senior Notes were used to partially fund the acquisition of Aurizon and for general corporate purposes, including expenses related to the Aurizon acquisition. Through the acquisition of Aurizon, we acquired our Casa Berardi mine and other interests in Quebec, Canada. In 2014, we completed additional issuances of our Senior Notes in the aggregate principal amount of $6.5 million, which were contributed to one of our pension plans to satisfy the funding requirement for 2014. Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013.

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

See Note 7 for more information.

Other Commitments

Our contractual obligations as of December 31, 2018 included approximately $2.7 million for various costs. In addition, our open purchase orders at December 31, 2018 included approximately $0.4 million, $1.1 million, $1.6 million and $10.9 million for various capital and non-capital items at the Lucky Friday, Casa Berardi, Greens Creek and Nevada Operations units, respectively. We also have total commitments of approximately $14.0 million relating to scheduled payments on capital leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units (see Note 7 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of December 31, 2018, we had surety bonds totaling $185.3 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 9: Employee Benefit Plans

Pensions and Other Post-retirement Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2018, and the funded status as of December 31, 2018 and December 31, 2017 (in thousands):

	Pension Benefits
	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$147,023	$132,270
Service cost	5,009	4,786
Interest cost	5,508	5,356
Amendments	—	2,571
Change due to mortality change	2,713	—
Change due to discount rate change	(13,716)	5,529
Actuarial loss	3,487	1,733
Benefits paid	(5,386)	(5,222)
Benefit obligation at end of year	144,638	147,023
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	99,922	87,357
Actual (loss) return on plan assets	(8,772)	10,560
Employer contributions	10,565	7,227
Benefits paid	(5,386)	(5,222)
Fair value of plan assets at end of year	96,329	99,922
Underfunded status at end of year	$(48,309)	$(47,101)

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2018 and December 31, 2017 (in thousands):

	Pension Benefits
	2018	2017
Current liabilities:
Accrued benefit liability	$(597)	$(471)
Non- current pension liability:
Accrued benefit liability	(47,711)	(46,628)
Accumulated other comprehensive loss	46,248	42,243
Net amount recognized	$(2,060)	$(4,856)

The benefit obligation and prepaid benefit costs were calculated by applying the following weighted average assumptions:

	Pension Benefits
	2018	2017
Discount rate: net periodic pension cost	3.83%	4.14%
Discount rate: projected benefit obligation	4.59%	3.83%
Expected rate of return on plan assets	6.62%	6.80%
Rate of compensation increase: net periodic pension cost	2.00%	2.00%
Rate of compensation increase: projected benefit obligation	2.00%	2.00%

The above assumptions were calculated based on information as of December 31, 2018 and December 31, 2017, the measurement dates for the plans. The discount rate is based on the yield curve for investment-grade corporate bonds as published by the U.S. Treasury Department. The expected rate of return on plan assets is based upon consideration of the plan’s current asset mix, historical long-term return rates and the plan’s historical performance. Our current assumption for the rate on plan assets is 6.37%. The vested benefit obligation is determined based on the actuarial present value of benefits to which employees are currently entitled, but based on employees' expected date of separation or retirement.

Net periodic pension cost for the plans consisted of the following in 2018, 2017, and 2016 (in thousands):

	Pension Benefits
	2018	2017	2016
Service cost	$5,009	$4,786	$4,309
Interest cost	5,508	5,356	5,229
Expected return on plan assets	(6,536)	(5,849)	(5,299)
Amortization of prior service benefit	61	(337)	(337)
Amortization of net gain from earlier periods	3,726	4,132	4,372
Net periodic pension cost	$7,768	$8,088	$8,274

For 2018, the service cost component of net periodic pension cost is included in the same line items of our consolidated financial statements as other employee compensation costs, and the net expense of $2.8 million related to all other components of net periodic pension cost is included in other (expense) income on our consolidated statements of operations and comprehensive (loss) income. For 2017 and 2016, all components of net periodic pension cost are included in the same line items of our consolidated financial statements as other employee compensation costs.

The allocations of investments at December 31, 2018 and December 31, 2017, the measurement dates of the plan, by asset category in the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan are as follows:

	Hecla		Lucky Friday
	2018	2017	2018	2017
Cash	1%	—%	1%	—%
Large cap U.S. equities	15%	19%	15%	18%
Small cap U.S. equities	6%	9%	6%	10%
Non-U.S. equities	23%	27%	23%	26%
Fixed income	24%	21%	24%	20%
Real estate	15%	14%	17%	15%
Absolute return hedge funds	6%	5%	6%	6%
Company stock	10%	5%	8%	5%
Total	100%	100%	100%	100%

"Company stock" asset category in the table above includes our common stock in the amounts of $9.3 million and $4.8 million at December 31, 2018 and December 31, 2017.

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

	Target	Maximum
Large cap U.S. equities	17%	20%
Small cap U.S. equities	8%	10%
Non-U.S. equities	25%	30%
Fixed income	23%	28%
Real estate	15%	18%
Absolute return	5%	7%
Company stock/Real return	7%	13%

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

Accounting guidance has established a hierarchy of assets measured at fair value on a recurring basis. The three levels included in the hierarchy are:

Level 1: quoted prices in active markets for identical assets or liabilities

Level 2: significant other observable inputs

Level 3: significant unobservable inputs

The fair values by asset category in each plan, along with their hierarchy levels, are as follows as of December 31, 2018 (in thousands):

	Hecla				Lucky Friday
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investments measured at fair value
Interest-bearing cash	$389	$—	$—	$389	$111	$—	$—	$111
Common stock	7,874	—	—	7,874	1,428	—	—	1,428
Mutual funds	43,960	—	—	43,960	10,431	—	—	10,431
Total investments in the fair value hierarchy	52,223	—	—	52,223	11,970	—	—	11,970
Investments measured at net asset value
Real estate funds				11,926				3,231
Hedge funds				4,283				1,149
Common collective funds				9,221				2,326
Total investments measured at net asset value				25,430				6,706
Total fair value	$52,223	$—	$—	$77,653	$11,970	$—	$—	$18,676

The fair values by asset category in each plan, along with their hierarchy levels, were as follows as of December 31, 2017 (in thousands):

	Hecla				Lucky Friday
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investments measured at fair value
Interest-bearing cash	$351	$—	$—	$351	$100	$—	$—	$100
Common stock	3,768	—	—	3,768	1,015	—	—	1,015
Mutual funds	47,181	—	—	47,181	11,511	—	—	11,511
Total investments in the fair value hierarchy	51,300	—	—	51,300	12,626	—	—	12,626
Investments measured at net asset value
Real estate funds				11,154				3,023
Hedge funds				4,247				1,140
Common collective funds				12,856				3,576
Total investments measured at net asset value	—	—	—	28,257	—	—	—	7,739
Total fair value	$51,300	$—	$—	$79,557	$12,626	$—	$—	$20,365

Generally, investments are valued based on information provided by fund managers to each plan's trustee as reviewed by management and its investment advisers. Mutual funds and equities are valued based on available exchange data. Commingled equity funds consist of publicly-traded investments.

Fair value for real estate funds, hedge funds and common collective equity funds is measured using the net asset value per share (or its equivalent) practical expedient ("NAV"), and has not been categorized in the fair value hierarchy. There are no unfunded commitments related to these investments. There are no restrictions on redemptions of these funds as of December 31, 2018, except as limited by the redemption terms discussed below. The following summarizes information on the asset classes measured using NAV:

	Investment strategy	Redemption terms
Real estate funds	Invest in real estate properties among the four major property types (office, industrial, retail and multi-family)	Allowed quarterly with notice of between 45 and 60 days
Hedge funds	Invest in a variety of asset classes which aim to diversify sources of returns	Allowed quarterly with notice of 90 days
Common collective funds	Invest in U.S. large cap or small/medium public equities in actively traded managed equity portfolios	Allowed daily or with notice of 30 days

The following are estimates of future benefit payments, which reflect expected future service as appropriate, related to our pension plans (in thousands):

Year Ending December 31,	Pension Plans
2019	$6,835
2020	7,598
2021	7,775
2022	8,396
2023	8,710
Years 2024-2028	44,991

We made cash contributions to our defined benefit plans in April and July 2018 of approximately $1.3 million and $1.2 million, respectively. In September and November 2018, we contributed $5.5 million and $2.1 million, respectively, in shares of our common stock. We expect to contribute a total of $2.2 million in cash or shares of our common stock to our defined benefit plans in 2019. We expect to contribute approximately $0.6 million to our unfunded supplemental executive retirement plan during 2019.

The following table indicates whether our pension plans had accumulated benefit obligations ("ABO") in excess of plan assets, or plan assets exceeded ABO (amounts are in thousands).

	December 31, 2018		December 31, 2017
	ABO Exceeds Plan Assets	Plan Assets Exceed ABO	ABO Exceeds Plan Assets	Plan Assets Exceed ABO
Projected benefit obligation	$144,637	$—	$147,023	$—
Accumulated benefit obligation	140,350	—	141,775	—
Fair value of plan assets	96,329	—	99,922	—

For the pension plans, the following amounts are included in "Accumulated other comprehensive loss, net" on our balance sheet as of December 31, 2018, that have not yet been recognized as components of net periodic benefit cost (in thousands):

Pension Benefits
Unamortized net (gain)/loss	$44,645
Unamortized prior service cost	1,603

The amounts in "Accumulated other comprehensive loss, net" expected to be recognized as components of net periodic benefit cost during 2019 are (in thousands):

Pension Benefits
Amortization of net loss	$4,389
Amortization of prior service benefit	61

We do not expect to have any of the pension plans’ assets returned during 2019.

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

Capital Accumulation Plans

Our Capital Accumulation Plan ("Hecla 401(k) Plan") is available to all U.S. salaried and certain hourly employees and applies immediately upon employment. Employees may contribute from 1% to 50% of their annual compensation to the plan (subject to statutory limits). We make a matching contribution in the form of cash or stock of 100% of an employee’s contribution up to 6% of the employee’s earnings. Our matching contributions were approximately $3.7 million in 2018, $3.5 million in 2017, and $3.5 million in 2016. Payment of matching contributions to the Hecla 401(k) Plan is allowed to be made in Hecla common stock on a quarterly basis.

We also maintain a 401(k) plan that is available to all hourly employees at the Lucky Friday unit after completion of six months of service. Employees may contribute from 2% to 50% of their compensation to the plan (subject to statutory limits). The matching contribution is 55% of an employee’s contribution up to, but not exceeding, 5% of the employee’s earnings.  Our contributions were approximately $4,000 in 2018, $114,000 in 2017, and $442,000 in 2016, with the decrease in 2017 and 2018 due to the ongoing strike (see Note 12 for more information).

Note 10: Stockholders’ Equity

Common Stock

We are authorized to issue 750,000,000 shares of common stock, $0.25 par value per share, of which 487,830,728 shares of common stock were issued and 5,226,791 shares issued and held in treasury, for a net of 482,603,937 shares outstanding as of December 31, 2018. All of our currently outstanding shares of common stock are listed on the New York Stock Exchange under the symbol “HL.”

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

The following table summarizes the quarterly common stock dividends declared by our board of directors for the years ended December 31, 2016, 2017 and 2018:

	(A)	(B)	(A+B)
Declaration date	Silver-price- linked component per share	Minimum annual component per share	Total dividend per share	Total dividend amount (in millions)	Month of payment
February 20, 2016	$—	$0.0025	$0.0025	$0.9	March 2016
May 4, 2016	$—	$0.0025	$0.0025	$1.0	June 2016
August 3, 2016	$—	$0.0025	$0.0025	$1.0	September 2016
November 4, 2016	$—	$0.0025	$0.0025	$1.0	December 2016
February 21, 2017	$—	$0.0025	$0.0025	$1.0	March 2017
May 4, 2017	$—	$0.0025	$0.0025	$1.0	June 2017
August 3, 2017	$—	$0.0025	$0.0025	$1.0	September 2017
November 7, 2017	$—	$0.0025	$0.0025	$1.0	December 2017
February 14, 2018	$—	$0.0025	$0.0025	$1.0	March 2018
May 9, 2018	$—	$0.0025	$0.0025	$1.0	June 2018
August 8, 2018	$—	$0.0025	$0.0025	$1.2	September 2018
November 6, 2018	$—	$0.0025	$0.0025	$1.2	December 2018
February 20, 2019	$—	$0.0025	$0.0025	$1.2	March 2019

Because the average realized silver prices for all periods in 2016, 2017 and 2018 were below the minimum threshold of $30, according to the policy no silver-price-linked component was declared or paid. Prior to 2011, no dividends had been declared on our common stock since 1990. The declaration and payment of common stock dividends is at the sole discretion of our board of directors.

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 23, 2016, as amended, we may issue and sell from time to time through ordinary broker transactions shares of our common stock having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. The terms of sales transactions under the agreement, including trading day(s), number of shares sold in the aggregate, number of shares sold per trading day, and the floor selling price per share, are proposed by us to the sales agent. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. The shares issued under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to our shelf registration statement on Form S-3, which was filed with the SEC on February 23, 2016 (which we expect to replace with a new shelf registration statement on Form S-3 in late February 2019). As of December 31, 2018, we had sold 7,173,614 shares under the agreement for proceeds of approximately $24.5 million, net of commissions of approximately $0.6 million. We sold 2,564,767 shares under the agreement in 2018 for total proceeds of $6.7 million, net of commissions of approximately $0.1 million.

Common Stock Repurchase Program

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchase program may be modified, suspended or discontinued by us at any time. As of December 31, 2018, 934,100 shares have been repurchased under the program, at an average price of $3.99 per share, leaving approximately 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at February 19, 2019, was $2.92 per share.

Preferred Stock

Our certificate of incorporation authorizes us to issue 5,000,000 shares of preferred stock, par value $0.25 per share. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by our board of directors. The board may fix the number of shares constituting each series and increase or decrease the number of shares of any series. As of December 31, 2018, 157,816 shares of Series B preferred stock were outstanding. Our Series B preferred stock is listed on the New York Stock Exchange under the symbol “HL PB.”

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

All quarterly dividends on our Series B preferred stock for 2016, 2017 and 2018 were declared and paid in cash.

Redemption

The Series B preferred stock is redeemable at our option, in whole or in part, at $50 per share, plus all dividends undeclared and unpaid on the Series B preferred stock up to the date fixed for redemption.

Liquidation Preference

The Series B preferred stockholders are entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $50 per share of Series B preferred stock plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution to such holders (the “Liquidation Preference”), and no more. Until the Series B preferred stockholders have been paid the Liquidation Preference in full, no payment will be made to any holder of Junior Stock upon our liquidation, dissolution or winding up. The term “junior stock” means our common stock and any other class of our capital stock issued and outstanding that ranks junior as to the payment of dividends or amounts payable upon liquidation, dissolution and winding up to the Series B preferred stock. As of December 31, 2018 and 2017, our Series B preferred stock had a Liquidation Preference of $7.9 million.

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

Stock Award Plans

We use stock-based compensation plans to aid us in attracting, retaining and motivating our employees, as well as to provide incentives more directly linked to increases in stockholder value. These plans provide for the grant of options to purchase shares of our common stock, the issuance of restricted stock units, and other equity-based awards.

Stock-based compensation expense amounts recognized for the years ended December 31, 2018, 2017 and 2016 were approximately $6.3 million, $6.3 million, and $6.2 million, respectively.  Over the next twelve months, we expect to recognize approximately $4.5 million in additional compensation expense as outstanding restricted stock units and performance-based shares vest.

Stock Incentive Plan

 During the second quarter of 2010, our stockholders voted to approve the adoption of our 2010 Stock Incentive Plan and to reserve up to 20,000,000 shares of common stock for issuance under the plan.  The board of directors has broad authority under the 2010 plan to fix the terms and conditions of individual agreements with participants, including the duration of the award and any vesting requirements. As of December 31, 2018, there were 3,267,759 shares available for future grant under the 2010 plan.

Directors’ Stock Plan

In 2017, we adopted the amended and restated Hecla Mining Company Stock Plan for Non-Employee Directors (the “Directors’ Stock Plan”), which may be terminated by our board of directors at any time. Each non-employee director is credited each year with that number of shares determined by dividing $120,000 by the average closing price for our common stock on the New York Stock Exchange for the prior calendar year. A minimum of 25% of the shares credited each year is held in trust for the benefit of each director until delivered to the director. Each director may elect, prior to the first day of the applicable year, to have a greater percentage contributed to the trust for that year. Delivery of the shares from the trust occurs upon the earliest of: (1) death or disability; (2) retirement; (3) a cessation of the director’s service for any other reason; (4) a change in control; or (5) at the election of the director at any time, provided, however, that shares must be held in the trust for at least two years prior to delivery. During 2018, 2017, and 2016, 161,630, 156,122, and 68,462 shares, respectively, were credited to the non-employee directors. During 2018, 2017 and 2016, $593,000, $774,000, and $271,000, respectively, was charged to general and administrative expense associated with the shares issued to the non-employee directors. At December 31, 2018, there were 3,120,707 shares available for grant in the future under the plan.

In addition to the foregoing, for 2016, 120,911 shares were credited to the non-employee directors, and $532,000 was charged to general and administrative expense, associated with the 2010 Stock Incentive Plan.

Restricted Stock Units

Unvested restricted stock units granted by the board of directors to employees are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested, January 1, 2018	2,095,318	$4.52
Granted (unvested)	1,975,662	$3.53
Canceled	(196,594)	$3.48
Distributed (vested)	(1,184,918)	$3.91
Unvested, December 31, 2018	2,689,468	$4.14

The 2,689,468 unvested units at December 31, 2018 are scheduled to vest as follows:

1,246,291	in June 2019
866,680	in June 2020
576,497	in June 2021

Unvested units will be forfeited by participants through termination of employment in advance of vesting, with the exception of termination due to retirement if certain criteria are met. Since the earliest grant date of unvested units (which was 2016), we have recognized approximately $5.2 million in compensation expense, including approximately $3.8 million recognized in 2018, and expect to record an additional $5.9 million in compensation expense over the remaining vesting period related to these units. The latest vesting date for unvested units as of December 31, 2018 is June 2021.

Performance-Based Shares

We periodically grant performance-based share awards to certain executive employees. The value of the awards is based on the ranking of the market performance of our common stock relative to the performance of the common stock of a group of peer companies over a three-year measurement period. The number of shares to be issued is based on the value of the awards divided by the share price at grant date. The compensation cost is measured using a Monte Carlo simulation to estimate their value at grant date. Since the earliest grant date of unvested units (which was 2017), we have recognized approximately $0.5 million in compensation expense, including approximately $0.4 million recognized in 2018, and expect to record an additional $0.9 million in compensation expense over the remaining vesting period related to these awards. The latest vesting date for unvested units as of December 31, 2018 is December 31, 2020.

In connection with the vesting of restricted stock units, performance-based shares and other stock grants, employees have in the past, at their election and when permitted by us, chosen to satisfy their tax withholding obligations through net share settlement, pursuant to which we withhold the number of shares necessary to satisfy such withholding obligations and pay the obligations in cash.  Pursuant to such net settlements, in 2018 we withheld 697,341 shares valued at approximately $2.7 million, or approximately $3.86 per share.  In 2017, we withheld 588,240 shares valued at approximately $2.9 million, or approximately $4.88 per share. These shares become treasury shares unless we cancel them.

Warrants

As discussed in Note 16, we issued 4,136,000 warrants to purchase one share of our common stock to holders of warrants to purchase Klondex common stock under the terms of the Klondex acquisition, and all of the warrants were outstanding as of December 31, 2018. 2,068,000 of the warrants have an exercise price of $8.02 and expire in April 2032. 2,068,000 of the warrants have an exercise price of $1.57 and expire in February 2029.

Note 11: Derivative Instruments

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi and San Sebastian mines are U.S. dollar ("USD")-functional entities which routinely incur expenses denominated in Canadian dollars ("CAD") and Mexican pesos ("MXN"), respectively, and such expenses expose us to exchange rate fluctuations between the USD and CAD and MXN. In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a program to manage our exposure to the impact of fluctuations in the exchange rate between the USD and MXN on our future operating costs denominated in MXN. The programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of December 31, 2018, we had 107 forward contracts outstanding to buy CAD$254.6 million having a notional amount of US$197.2 million, and 24 forward contracts outstanding to buy MXN$131.4 million having a notional amount of USD$6.5 million. The CAD contracts are related to forecasted cash operating costs at Casa Berardi to be incurred from 2019 through 2022 and have USD-to-CAD exchange rates ranging between 1.2702 and 1.3315. The MXN contracts are related to forecasted cash operating costs at San Sebastian to be incurred from 2019 through 2020 and have MXN-to-USD exchange rates ranging between 19.6200 and 20.8550. Our risk management policy provides that up to 75% of our planned cost exposure for five years into the future may be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas. These instruments do, however, expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract exchange rate exceeds the spot exchange rate of a currency and (ii) exchange rate risk to the extent that the spot exchange rate exceeds the contract exchange rate for amounts of our operating costs covered under contract positions.

As of December 31, 2018, we recorded the following balances for the fair value of the contracts:

•	a current asset of $23 thousand, which is included in other current assets;
•	a current liability of $3.7 million, which is included in other current liabilities; and
•	a non-current liability of $4.9 million, which is included in other non-current liabilities.

Net unrealized losses of approximately $8.8 million related to the effective portion of the hedges were included in accumulated other comprehensive loss as of December 31, 2018. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $3.7 million in net unrealized losses included in accumulated other comprehensive loss as of December 31, 2018 would be reclassified to current earnings in the next twelve months. Net realized losses of approximately $0.4 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the year ended December 31, 2018. Net unrealized gains of approximately $1 thousand related to ineffectiveness of the hedges were included in gain (loss) on derivatives contracts on our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2018.

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

As of December 31, 2018, we recorded the following balances for the fair value of the contracts:

•	a current asset of $0.2 million, which is included in other current assets; and
•	a current liability of $0.4 million, which is included in other current liabilities and is net of $0.5 million for contracts in a fair value current asset position.

We recognized an $8.1 million net gain during 2018 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net gain recognized on the contracts offsets losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $40.3 million net gain during 2018 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net gain for 2018 is the result of decreasing zinc and lead prices. During the third quarter of 2018, we settled, prior to their maturity date, contracts in a gain position for cash proceeds to us of approximately $32.8 million. As a result, there were no metals committed under contracts on forecasted sales as of December 31, 2018. This program, when utilized, is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below). When those prices increase compared to the contracts, we incur losses on the contracts.

The following tables summarize the quantities of metals committed under forward sales contracts at December 31, 2018 and 2017:

December 31, 2018	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2019 settlements	842	4	18,450	2,700	$14.69	$1,260	$1.15	$0.89

December 31, 2017	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2018 settlements	1,447	5	21,550	4,740	$16.64	$1,279	$1.45	$1.11

Contracts on forecasted sales
2018 settlements	N/A	N/A	32,187	16,645	N/A	N/A	$1.29	$1.06
2019 settlements	N/A	N/A	23,589	18,078	N/A	N/A	$1.33	$1.09
2020 settlements	N/A	N/A	3,307	2,866	N/A	N/A	$1.27	$1.08

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our revolving credit agreement would cause a default under the derivative contract. As of December 31, 2018, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $9.4 million as of December 31, 2018. If we were in breach of any of these provisions at December 31, 2018, we could have been required to settle our obligations under the agreements at their termination value of $9.4 million.

Note 12: Business Segments, Sales of Products and Significant Customers

We discover, acquire, develop, produce, and market concentrates and doré containing silver, gold, lead and zinc.  Our products consist of both metal concentrates, which we sell to custom smelters and brokers, and unrefined bullion bars (doré), which may be sold as doré or further refined before sale to precious metals traders.  We are currently organized and managed in five segments, which represent our operating units: the Greens Creek unit, the Lucky Friday unit, the Casa Berardi unit, the San Sebastian unit, and the Nevada Operations unit. The Nevada Operations unit was added as a result of our acquisition of Klondex in July 2018 (see Note 16 for more information).

General corporate activities not associated with operating units and their various exploration activities, as well as discontinued operations and idle properties, are presented as “other.”  Interest expense, interest income and income taxes are considered general corporate items, and are not allocated to our segments.

The tables below present information about our reportable segments as of and for the years ended December 31, 2018, 2017 and 2016 (in thousands).

	2018	2017	2016
Net sales to unaffiliated customers:
Greens Creek	$265,650	$278,297	$260,446
Lucky Friday	9,750	21,555	94,479
Casa Berardi	210,339	192,165	177,143
San Sebastian	50,224	85,758	113,889
Nevada Operations	31,174	—	—
Total sales to unaffiliated customers	$567,137	$577,775	$645,957
Income (loss) from operations:
Greens Creek	$70,293	$70,132	$65,125
Lucky Friday	(20,199)	(16,037)	18,175
Casa Berardi (1)	881	(534)	8,831
San Sebastian	(14)	53,591	77,221
Nevada Operations	(26,715)	—	—
Other	(63,372)	(47,046)	(59,913)
Total (loss) income from operations (1)	$(39,126)	$60,106	$109,439
Capital additions (including non-cash additions):
Greens Creek	$43,631	$35,255	$42,013
Lucky Friday	14,236	6,268	44,839
Casa Berardi	39,816	51,327	67,577
San Sebastian	8,492	9,994	6,026
Nevada Operations	35,721	—	—
Other	4,555	2,908	21,344
Total capital additions	$146,451	$105,752	$181,799

Depreciation, depletion and amortization:
Greens Creek	$46,511	$56,328	$53,222
Lucky Friday	1,012	2,447	11,810
Casa Berardi (1)	71,302	59,131	54,817
San Sebastian	4,602	2,693	3,782
Nevada Operations	10,617	—	—
Total depreciation, depletion and amortization (1)	$134,044	$120,599	$123,631
Other significant non-cash items:
Greens Creek	$3,325	$2,685	$2,736
Lucky Friday	618	2,011	720
Casa Berardi (1)	696	33	1,072
San Sebastian	419	468	—
Nevada Operations	8,758	—	—
Other	(23,358)	52,266	11,795
Total other significant non-cash items (1)	$(9,542)	$57,463	$16,323
Identifiable assets:
Greens Creek	$637,386	$671,960	$681,303
Lucky Friday	437,499	432,400	442,829
Casa Berardi (1)	754,248	784,706	790,162
San Sebastian	44,152	62,198	33,608
Nevada Operations	581,194	—	—
Other	249,465	393,894	407,893
Total identifiable assets (1)	$2,703,944	$2,345,158	$2,355,795

The following are our long-lived assets by geographic area as of December 31, 2018 and 2017 (in thousands):

	2018	2017
United States	$1,797,441	$1,248,824
Canada (1)	707,473	743,779
Mexico	15,090	6,708
Total long-lived assets (1)	$2,520,004	$1,999,311

(1) Amounts reported as of and for the years ended December 31, 2017 and 2016 have been revised. See Note 2 for more information.

Our products consist of both metal concentrates, which we sell to custom smelters and brokers, and unrefined bullion bars (doré), which may be sold as doré or further refined before sale to precious metals traders. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer.

For sales of metals from refined doré, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of control of the agreed-upon metal quantities to the customer by the refiner. For sales of unrefined doré, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of title and control of the doré containing the agreed-upon metal quantities to the customer. Refining, selling and shipping costs related to sales of doré and metals from doré are recorded to cost of sales as incurred.

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

The consideration we receive for our concentrate sales fluctuates due to changes in metals prices between the time of shipment and final settlement with the customer. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement with the customer. Also, it is unlikely a significant reversal of revenue for any one concentrate parcel will occur. As such, we use the expected value method to price the parcels until the final settlement date occurs, at which time the final transaction price is known. At December 31, 2018, metals contained in concentrates and exposed to future price changes totaled 1.0 million ounces of silver, 3,658 ounces of gold, 10,689 tons of zinc, and 1,572 tons of lead.  However, as discussed in Note 11, we seek to mitigate the risk of negative price adjustments by using financially-settled forward contracts for some of our sales.

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

Sales of metal concentrates and metal products are made principally to custom smelters, brokers and metals traders. The percentage of sales contributed by each segment is reflected in the following table:

	Year Ended December 31,
	2018	2017	2016
Greens Creek	46.7%	48.1%	40.3%
Lucky Friday	1.8%	3.8%	14.7%
Casa Berardi	37.1%	33.3%	27.4%
San Sebastian	8.9%	14.8%	17.6%
Nevada Operations	5.5%	—%	—%
	100%	100%	100%

Sales of products by metal for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Silver	$144,609	$194,813	$274,438
Gold	313,076	277,421	276,630
Lead	33,829	37,995	63,942
Zinc	99,800	104,023	95,058
Less: Smelter and refining charges	(24,177)	(36,477)	(64,111)
Sales of products	$567,137	$577,775	$645,957

The following is sales information by geographic area based on the location of smelters and brokers (for concentrate shipments) and the location of parent companies (for doré sales to metals traders) for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
United States	$48,437	$16,806	$22,499
Canada	322,402	358,663	437,621
Japan	42,885	58,475	44,158
Korea	145,263	80,183	116,687
China	66	69,631	35,220
Other	—	—	4,008
Total, excluding gains/losses on forward contracts	$559,053	$583,758	$660,193

Sales by significant product type for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Doré and metals from doré	$311,567	$295,176	$313,784
Lead concentrate	148,880	179,143	250,153
Zinc concentrate	80,938	88,688	82,872
Bulk concentrate	17,668	20,751	13,384
Total, excluding gains/losses on forward contracts	$559,053	$583,758	$660,193

Sales of products for 2018 included net gains of $8.1 million, and for 2017 and 2016 include net losses of $6.0 million and $14.2 million, respectively, on financially-settled forward contracts for silver, gold, lead and zinc contained in our concentrate sales.  See Note 11 for more information.

Sales from continuing operations to significant metals customers as a percentage of total sales were as follows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Teck Metals Ltd.	8.4%	11.3%	21.2%
Korea Zinc	17.8%	16.4%	16.9%
Scotia	15.3%	24.9%	24.5%
CIBC	29.7%	22.8%	19.0%

Our trade accounts receivable balance related to contracts with customers was $4.2 million at December 31, 2018 and $14.8 million at December 31, 2017, and included no allowance for doubtful accounts.

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

We do not incur significant costs to obtain contracts, nor costs to fulfill contracts which are not addressed by other accounting standards. Therefore, we have not recognized an asset for such costs as of December 31, 2018 or December 31, 2017.

The sales and income (loss) from operations amounts reported above include results from our Lucky Friday segment. The Lucky Friday mine is our only operation where some of our employees are subject to a collective bargaining agreement, and the most recent agreement expired on April 30, 2016. On February 19, 2017, the unionized employees voted against our contract offer, and on March 13, 2017 went on strike and have been on strike since that time. Production at Lucky Friday was suspended from the start of the strike until July 2017, when limited production resumed. In 2018 and 2017, suspension costs not related to production of $14.6 million and $17.1 million, respectively, along with $5.0 million and $4.2 million, respectively, in non-cash depreciation expense, are reported in a separate line item on our consolidated statements of operations. We cannot predict how long the strike will last or whether an agreement will be reached. As a result of the strike or other related events, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations. If the strike continues for a further extended period or it is determined an eventual resolution is unlikely, it may be appropriate in the future to review the carrying value of properties, plants, equipment and mineral interests at Lucky Friday. Under such review, if estimated undiscounted cash flows from Lucky Friday were less than its carrying value, an impairment loss would be recognized for the difference between the carrying value and the estimated fair value. The carrying value of properties, plants, equipment and mineral interests at Lucky Friday as of December 31, 2018 was approximately $435.6 million. However, Lucky Friday has significant identified reserves and mineralized material and a current estimated mine life of approximately 17 years.

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

Note 13: Fair Value Measurement

The table below sets forth our assets and liabilities (in thousands) that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.  See Note 9 for information on the fair values of our defined benefit pension plan assets.

	Balance at December 31, 2018	Balance at December 31, 2017	Input Hierarchy Level
Assets:

Cash and cash equivalents:
Money market funds and other bank deposits	$27,389	$186,107	Level 1

Available for sale securities:
Debt securities – municipal and corporate bonds	—	33,758	Level 2
Equity securities – mining industry	6,583	7,561	Level 1

Trade accounts receivable:
Receivables from provisional concentrate sales	4,184	14,805	Level 2

Derivative contracts:
Metal forward contracts	209	—	Level 2
Foreign exchange contracts	23	4,943	Level 2

Restricted cash balances:
Certificates of deposit and other bank deposits	1,025	1,032	Level 1

Total assets	$39,413	$248,206

Liabilities

Derivative contracts:
Metal forward contracts	$373	$15,531	Level 2
Foreign exchange contracts	8,595	—	Level 2

Total liabilities	$8,968	$15,531

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

Our Senior Notes, which were recorded at their carrying value of $503.5 million, net of unamortized initial purchaser discount at December 31, 2018, had a fair value of $500.0 million at December 31, 2018. Quoted prices, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. See Note 7 for more information.

Note 14: Income (Loss) per Common Share

We are authorized to issue 750,000,000 shares of common stock, $0.25 par value per share. At December 31, 2018, there were 487,830,728 shares of our common stock issued and 5,226,791 shares issued and held in treasury, for a net of 482,603,937 shares outstanding.

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

A total of 157,816 shares of preferred stock were outstanding at December 31, 2018, 2017 and 2016.

The following table represents net income per common share – basic and diluted (in thousands, except earnings per share):

	Year ended December 31,
	2018	2017	2016
Numerator
Net income (loss)	$(26,563)	$(28,520)	$61,569
Preferred stock dividends	(552)	(552)	(552)
Net income (loss) applicable to common shares	$(27,115)	$(29,072)	$61,017

Denominator
Basic weighted average common shares	433,419	397,394	386,416
Dilutive stock options, restricted stock units, and warrants	—	—	2,906
Diluted weighted average common shares	433,419	397,394	389,322

Basic earnings (loss) per common share	$(0.06)	$(0.07)	$0.16
Diluted earnings (loss) per common share	$(0.06)	$(0.07)	$0.16

There were no options outstanding for the years ended December 31, 2018, 2017 and 2016, and no warrants outstanding for the years ended December 31, 2017 and 2016. For the years ended December 31, 2018 and 2017, all outstanding restricted stock units, warrants and deferred shares were excluded from the computation of diluted loss per share, as our reported net losses for that period would cause their conversion and exercise to have no effect on the calculation of loss per share. For the year ended December 31, 2016, the calculation of diluted income per common share included (i) 4,309,440 restricted stock units that were unvested or which vested during the year and (ii) 635,602 deferred shares that were dilutive.

Note 15: Accumulated Other Comprehensive Loss

The following table lists the beginning balance, yearly activity and ending balance of each component of "Accumulated other comprehensive loss, net" (in thousands):

	Unrealized Gains (Losses) On Securities	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Loss, Net
Balance January 1, 2016	$(1,159)	$—	$(31,472)	$(32,631)
2016 change	2,613	(5,260)	676	(1,971)
Balance December 31, 2016	1,454	(5,260)	(30,796)	(34,602)
2017 change	2,265	10,290	(1,326)	11,229
Balance December 31, 2017	3,719	5,030	(32,122)	(23,373)
Change in accounting	(1,289)	—	—	(1,289)
2018 change	(2,443)	(13,814)	(1,550)	(17,807)
Balance December 31, 2018	$(13)	$(8,784)	$(33,672)	$(42,469)

The $1.3 million change in accounting in unrealized gains (losses) on securities for 2018 represents a reclassification from accumulated other comprehensive loss to retained deficit of unrealized gains, net of tax effect, recognized prior to January 1, 2018 upon adoption of ASU No. 2016-01. The $2.3 million unrealized gain on securities for 2017 includes $0.2 million for the reclassification to current earnings of a loss on disposal of equity securities. The $2.6 million change in unrealized gains on securities in 2016 is net of $1.0 million for the reclassification to current earnings of impairments of equity securities, as we deemed the impairments to be other-than-temporary. The amounts above are net of the income tax effect of such balances and activity as summarized in the following table (in thousands):

	Income Tax Effect of:
	Unrealized Gains (Losses) On Securities	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Loss, Net
Balance January 1, 2016	$631	$—	$10,630	$11,261
2016 change	(4)	—	(510)	(514)
Balance December 31, 2016	627	—	10,120	10,747
2017 change	1,164	—	—	1,164
Balance December 31, 2017	1,791	—	10,120	11,911
2018 change	(1,791)	—	2,455	664
Balance December 31, 2018	$—	$—	$12,575	$12,575

See Note 3 for more information on our marketable securities, Note 9 for more information on our employee benefit plans, and Note 11 for more information on our derivative instruments.

Note 16:  Acquisitions

Acquisition of Klondex

On July 20, 2018, we acquired all of the issued and outstanding common shares of Klondex Mines Ltd. ("Klondex") for consideration valued at $2.24 per Klondex share (the "Arrangement"). The acquisition resulted in our 100% ownership of three producing gold mines, along with interests in various gold exploration properties, in northern Nevada. The acquisition is expected to increase our annual gold production, gives us ownership of operating gold mines and identified gold reserves and other mineralized material, and provides access to a large land package with known mineralization. Under the terms of the Arrangement, each holder of Klondex common shares had the option to receive either (i) $2.47 in cash (the “Cash Alternative”), (ii) 0.6272 of a Hecla share per Klondex share (the “Share Alternative”), or (iii) US$0.8411 in cash and 0.4136 of a Hecla share per Klondex share (the “Combined Alternative”), subject in the case of the Cash Alternative and the Share Alternative to pro-ration based on a maximum cash consideration of $153.2 million and a maximum number of Hecla shares issued of 75,276,176. Klondex shareholders also received shares of a newly formed company which holds the Canadian assets previously owned by Klondex (Havilah Mining Corporation ("Havilah")). Klondex had 180,499,319 issued and outstanding common shares prior to consummation of the Arrangement. An additional 1,549,626 Klondex common shares were issued immediately prior to consummation of the Arrangement related to conversion of in-the-money Klondex options and certain outstanding restricted share units, resulting in a total of 182,048,945 issued and outstanding Klondex common shares at the time of consummation of the Arrangement. In connection with the Arrangement, we also issued an aggregate of 4,136,000 warrants to purchase one share of our common stock (“Hecla Warrants”) to holders of warrants to purchase Klondex common shares. Of the Hecla Warrants, 2,068,000 have an exercise price of $8.02 and expire in April 2032, and 2,068,000 have an exercise price of $1.57 and expire in February 2029. In addition, we settled share-based payment awards held by Klondex directors and employees for cash of $2.0 million. Consideration for the Arrangement was cash of $161.7 million, 75,276,176 shares of our common stock valued at $242.4 million, and issuance of the Hecla Warrants valued at $10.2 million, for total consideration of $414.2 million. The Hecla Warrants were valued using the Black-Scholes model and based on the exercise price and term of the warrants, the price of our common stock at the time of issuance of the warrants, and assumptions for the discount rate and volatility and dividend rate of our common stock. The cash consideration includes $7.0 million for our subscription for common shares of Havilah and $1.5 million for settlement of certain equity compensation instruments.

The following summarizes the preliminary allocation of purchase price to the fair value of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Consideration:
Cash payments	$161,704
Hecla stock issued (75,276,176 shares at $3.22 per share)	242,389
Hecla warrants issued	10,155
Total consideration	$414,248

Fair value of net assets acquired:
Assets:
Cash	$12,874
Accounts receivable	3,453
Inventory - supplies	6,564
Inventory - finished goods, in-process material and stockpiled ore	10,302
Other current assets	2,583
Properties, plants, equipment and mineral interests	521,495
Non-current investments	1,596
Non-current restricted cash and investments	9,504
Total assets	568,371
Liabilities:
Accounts payable and accrued liabilities	17,270
Accrued payroll and related benefits	10,352
Accrued taxes	421
Lease liability	2,080
Debt	35,086
Asset retirement obligation	19,571
Deferred tax liability	69,343
Total liabilities	154,123
Net assets	$414,248

The allocation of purchase price above is preliminary, as the valuation of certain components of properties, plants, equipment and mineral interests, along with the related deferred tax balances, are under review and subject to change. In the fourth quarter of 2018, we adjusted the previously-reported allocation of purchase price by recognizing increases to the Properties, plants, equipment and mineral interests and Deferred tax liability balances of $19.2 million.

Our results for the year ended December 31, 2018 include sales of products of $31.2 million and a net loss of $26.7 million since the acquisition date related to the operations acquired through the Arrangement.

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

	(unaudited)
	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Sales	$680,261	$785,859	$834,789
Net (loss) income	(19,574)	(35,203)	73,724
(Loss) income applicable to common shareholders	(20,126)	(35,755)	73,172
Basic and diluted (loss) income per common share	(0.04)	(0.08)	0.16

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

The following summarizes the allocation of purchase price to the fair value of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Consideration:
Cash	$4,025
Hecla stock issued (8,309,006 shares at $5.79 per share)	48,109
Total consideration	$52,134
Fair value of net assets acquired:
Assets:
Cash	$94
Properties, plants, equipment and mineral interests	74,320
Restricted cash	1,185
Other assets	329
Total assets	75,928
Liabilities:
Accounts payable and accrued liabilities	2,357
Deferred tax liability	20,313
Non-current reclamation liability	1,124
Total liabilities	23,794
Net assets	$52,134

The $74.3 million fair value for Properties, plants, equipment, and mineral interests is comprised of $0.8 million for plant and equipment, $0.1 million for land, and $73.4 million for mineral interests.

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

(unaudited)
Year Ended December 31,
(in thousands, except per share amounts)	2016
Sales of products	$645,957
Net income (loss)	68,778
Income (loss) applicable to common shareholders	68,226
Basic and diluted income (loss) per common share	0.17

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

Note 17:  Guarantor Subsidiaries

Presented below are Hecla’s condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of Hecla's subsidiaries (the "Guarantors") of the Senior Notes and RQ Notes (see Note 7 for more information). The Guarantors consist of the following of Hecla's 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Hecla Montana, Inc.; Revett Silver Company; RC Resources, Inc.; Troy Mine Inc.; Revett Exploration, Inc.; Revett Holdings, Inc.; Mines Management, Inc.; Newhi, Inc.; Montanore Minerals Corp.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; Hecla Juneau Mining Company; Klondex Holdings Inc.; Klondex Gold & Silver Mining Co.; Klondex Midas Holdings Limited; Klondex Aurora Mine Inc.; and Klondex Hollister Mine Inc. We completed the initial offering of the Senior Notes on April 12, 2013, and a related exchange offer for virtually identical notes registered with the SEC on January 3, 2014. We issued the RQ Notes on March 5, 2018.

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

Condensed Consolidating Balance Sheets

	As of December 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$6,265	$8,661	$12,463	$—	$27,389
Other current assets	6,388	69,574	60,868	(69)	136,761
Properties, plants, and equipment - net	1,913	1,795,994	722,097	—	2,520,004
Intercompany receivable (payable)	171,905	(222,815)	(171,834)	222,744	—
Investments in subsidiaries	1,577,564	—	—	(1,577,564)	—
Other non-current assets	276,641	9,030	(122,969)	(142,912)	19,790
Total assets	$2,040,676	$1,660,444	$500,625	$(1,497,801)	$2,703,944
Liabilities and Stockholders' Equity
Current liabilities	$(234,133)	$118,863	$45,922	$205,542	$136,194
Long-term debt	532,799	141,870	1,989	(135,988)	540,670
Non-current portion of accrued reclamation	—	94,602	10,377	—	104,979
Non-current deferred tax liability	—	64,639	98,689	10,209	173,537
Other non-current liabilities	51,047	5,659	895	—	57,601
Stockholders' equity	1,690,963	1,234,811	342,753	(1,577,564)	1,690,963
Total liabilities and stockholders' equity	$2,040,676	$1,660,444	$500,625	$(1,497,801)	$2,703,944

	As of December 31, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
			Revised		Revised
	(in thousands)
Assets
Cash and cash equivalents	$103,878	$31,016	$51,213	$—	$186,107
Other current assets	47,555	47,608	40,541	(575)	135,129
Properties, plants, and equipment - net	1,946	1,244,161	753,204	—	1,999,311
Intercompany receivable (payable)	287,310	(177,438)	(341,182)	231,310	—
Investments in subsidiaries	1,358,025	—	—	(1,358,025)	—
Other non-current assets	14,409	7,289	9,283	(6,370)	24,611
Total assets	$1,813,123	$1,152,636	$513,059	$(1,133,660)	$2,345,158
Liabilities and Stockholders' Equity
Current liabilities	$(226,576)	$66,550	$37,671	$234,485	$112,130
Long-term debt	502,229	2,303	3,890	—	508,422
Non-current portion of accrued reclamation	—	67,565	11,801	—	79,366
Non-current deferred tax liability	—	10,120	124,352	(10,120)	124,352
Other non-current liabilities	53,588	5,185	838	—	59,611
Stockholders' equity	1,483,882	1,000,913	334,507	(1,358,025)	1,461,277
Total liabilities and stockholders' equity	$1,813,123	$1,152,636	$513,059	$(1,133,660)	$2,345,158

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$8,084	$298,491	$260,562	$—	$567,137
Cost of sales	(446)	(188,567)	(164,981)	—	(353,994)
Depreciation, depletion, and amortization	—	(58,140)	(75,904)	—	(134,044)
General and administrative	(18,760)	(15,761)	(2,021)	—	(36,542)
Exploration and pre-development	(130)	(20,514)	(19,938)	—	(40,582)
Research and development	—	(2,893)	(2,548)	—	(5,441)
Gain on derivative contracts	40,253	—	—	—	40,253
Acquisition costs	(9,445)	(344)	(256)	—	(10,045)
Equity in earnings of subsidiaries	(47,229)	—	—	47,229	—
Other (expense) income	515	(29,302)	16,212	(47,431)	(60,006)
(Loss) income before income taxes	(27,158)	(17,030)	11,126	(202)	(33,264)
(Provision) benefit from income taxes	595	(37,444)	(3,881)	47,431	6,701
Net (loss) income	(26,563)	(54,474)	7,245	47,229	(26,563)
Preferred stock dividends	(552)	—	—	—	(552)
(Loss) income applicable to common stockholders	(27,115)	(54,474)	7,245	47,229	(27,115)
Net (loss) income	(26,563)	(54,474)	7,245	47,229	(26,563)
Changes in comprehensive (loss) income	(17,807)	—	38	(38)	(17,807)
Comprehensive (loss) income	$(44,370)	$(54,474)	$7,283	$47,191	$(44,370)

	Year Ended December 31, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
			Revised		Revised
	(in thousands)
Revenues	$(5,983)	$305,835	$277,923	$—	$577,775
Cost of sales	1,098	(158,135)	(147,690)	—	(304,727)
Depreciation, depletion, and amortization	—	(58,774)	(61,825)	—	(120,599)
General and administrative	(17,693)	(15,690)	(2,228)	—	(35,611)
Exploration and pre-development	(459)	(11,600)	(16,899)	—	(28,958)
Research and development	—	(3,276)	—	—	(3,276)
Loss on derivative contracts	(21,250)	—	—	—	(21,250)
Closed operations	(24)	—	(1)	—	(25)
Equity in earnings of subsidiaries	(187,574)	—	—	187,574	—
Other (expense) income	203,365	(29,735)	(42,002)	(202,514)	(70,886)
Income (loss) before income taxes	(28,520)	28,625	7,278	(14,940)	(7,557)
(Provision) benefit from income taxes	—	(208,793)	(14,684)	202,514	(20,963)
Net income (loss)	(28,520)	(180,168)	(7,406)	187,574	(28,520)
Preferred stock dividends	(552)	—	—	—	(552)
Income (loss) applicable to common stockholders	(29,072)	(180,168)	(7,406)	187,574	(29,072)
Net income (loss)	(28,520)	(180,168)	(7,406)	187,574	(28,520)
Changes in comprehensive income (loss)	11,229	296	2,486	(2,782)	11,229
Comprehensive income (loss)	$(17,291)	$(179,872)	$(4,920)	$184,792	$(17,291)

	Year Ended December 31, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
			Revised		Revised
	(in thousands)
Revenues	$(14,237)	$369,162	$291,032	$—	$645,957
Cost of sales	—	(202,475)	(135,850)	—	(338,325)
Depreciation, depletion, and amortization	—	(65,032)	(58,599)	—	(123,631)
General and administrative	(23,262)	(20,425)	(1,353)	—	(45,040)
Exploration and pre-development	(304)	(6,640)	(10,913)	—	(17,857)
Gain on derivative contracts	4,423	—	—	—	4,423
Closed operations	(2,607)	(34)	(54)	—	(2,695)
Equity in earnings of subsidiaries	86,900	—	—	(86,900)	—
Other (expense) income	10,656	11,400	(35,885)	(19,344)	(33,173)
(Loss) income before income taxes	61,569	85,956	48,378	(106,244)	89,659
(Provision) benefit from income taxes	—	(25,334)	(22,100)	19,344	(28,090)
Net (loss) income	61,569	60,622	26,278	(86,900)	61,569
Preferred stock dividends	(552)	—	—	—	(552)
(Loss) income applicable to common stockholders	61,017	60,622	26,278	(86,900)	61,017
Net (loss) income	61,569	60,622	26,278	(86,900)	61,569
Changes in comprehensive (loss) income	(1,971)	8	2,657	(2,665)	(1,971)
Comprehensive (loss) income	$59,598	$60,630	$28,935	$(89,565)	$59,598

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(23,136)	$38,116	$35,508	$43,733	$94,221
Cash flows from investing activities:
Additions to properties, plants, and equipment	—	(90,578)	(46,354)		(136,932)
Purchase of other companies, net of cash acquired	(139,326)		—		(139,326)
Other investing activities, net	(186,615)	1,715	5,072	219,539	39,711

Cash flows from financing activities:
Dividends paid to stockholders	(4,945)	—	—		(4,945)
Borrowings under debt arrangements	102,024	—	—		102,024
Repayments of debt	(106,036)	(5,550)	(1,789)		(113,375)
Other financing activity	260,422	33,933	(29,671)	(263,272)	1,412
Effect of exchange rate changes on cash	—	—	(1,515)	—	(1,515)
Changes in cash, cash equivalents and restricted cash and cash equivalents	(97,612)	(22,364)	(38,749)	—	(158,725)
Beginning cash, cash equivalents and restricted cash and cash equivalents	103,878	32,048	51,213	—	187,139
Ending cash, cash equivalents and restricted cash and cash equivalents	$6,266	$9,684	$12,464	$—	$28,414

	Year Ended December 31, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(134,900)	$(98,046)	$120,027	$228,797	$115,878
Cash flows from investing activities:					—
Additions to properties, plants, and equipment	—	(46,570)	(51,468)		(98,038)
Other investing activities, net	132,118	8,119	—	(138,762)	1,475

Cash flows from financing activities:
Dividends paid to stockholders	(4,528)	—	—		(4,528)
Repayments of debt	—	(5,242)	(1,744)		(6,986)
Other financing activity	(2,087)	147,199	(48,811)	(90,035)	6,266

Effect of exchange rate changes on cash	—	—	1,095	—	1,095
Changes in cash, cash equivalents and restricted cash and cash equivalents	(9,397)	5,460	19,099	—	15,162
Beginning cash, cash equivalents and restricted cash and cash equivalents	113,275	26,588	32,114	—	171,977
Ending cash, cash equivalents and restricted cash and cash equivalents	$103,878	$32,048	$51,213	$—	$187,139

	Year Ended December 31, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$85,665	$82,778	$76,491	$(19,606)	$225,328
Cash flows from investing activities:					—
Additions to properties, plants, and equipment	(348)	(93,541)	(70,899)	—	(164,788)
Purchase of other companies, net of cash acquired	(2,730)	—	—	—	(2,730)
Other investing activities	(30,584)	305	333	—	(29,946)

Cash flows from financing activities:				—	—
Dividends paid to stockholders	(4,419)	—	—		(4,419)
Repayments of debt	—	(10,174)	(982)	—	(11,156)
Other financing activity	(28,476)	3,529	8,895	19,606	3,554
Effect of exchange rates on cash	—	—	(74)	—	(74)
Changes in cash, cash equivalents and restricted cash and cash equivalents	19,108	(17,103)	13,764	—	15,769
Beginning cash, cash equivalents and restricted cash and cash equivalents	94,167	43,691	18,350	—	156,208
Ending cash, cash equivalents and restricted cash and cash equivalents	$113,275	$26,588	$32,114	$—	$171,977