Form 10-Q
period 2019-03-31
HECLA MINING CO/DE/
filed 2019-05-10
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file number	1-8491

HECLA MINING COMPANY

(Exact name of registrant as specified in its Charter)

Delaware	77-0664171
State or Other Jurisdiction of	I.R.S. Employer
Incorporation or Organization	Identification No.

6500 N. Mineral Drive, Suite 200
Coeur d'Alene, Idaho	83815-9408
Address of Principal Executive Offices	Zip Code

208-769-4100
Registrant's Telephone Number, Including Area Code

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

Yes XX .    No___.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer XX.	Accelerated filer .
Non-accelerated filer .	Smaller reporting company .
Emerging growth company .

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes      .    No XX.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.25 per share	HL	New York Stock Exchange
Series B Cumulative Convertible Preferred Stock, par value $0.25 per share	HL-PB	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding May 7, 2019
Common stock, par value $0.25 per share	486,232,104

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended March 31, 2019

INDEX*

*Items 2 and 3 of Part II are omitted as they are not applicable.

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except shares)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,797	$27,389
Accounts receivable:
Trade	9,586	4,184
Taxes	16,831	14,191
Other, net	5,162	7,443
Inventories:
Concentrates, doré, and stockpiled ore	44,610	53,172
Materials and supplies	34,064	34,361
Prepaid taxes	13,818	12,231
Other current assets	8,239	11,179
Total current assets	144,107	164,150
Non-current investments	6,768	6,583
Non-current restricted cash and investments	1,025	1,025
Properties, plants, equipment and mineral interests, net	2,508,981	2,520,004
Operating lease right-of-use assets	20,647	—
Non-current deferred income taxes	3,058	1,987
Other non-current assets	10,019	10,195
Total assets	$2,694,605	$2,703,944
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$61,680	$77,861
Accrued payroll and related benefits	36,435	30,034
Accrued taxes	9,109	7,727
Current portion of finance leases	5,858	5,264
Current portion of operating leases	6,701	—
Current portion of accrued reclamation and closure costs	5,325	3,410
Accrued interest	15,017	5,961
Other current liabilities	6,696	5,937
Total current liabilities	146,821	136,194
Non-current finance leases	9,302	7,871
Non-current operating leases	13,964	—
Accrued reclamation and closure costs	104,186	104,979
Long-term debt	533,723	532,799
Non-current deferred tax liability	159,425	173,537
Non-current pension liability	49,821	47,711
Other non-current liabilities	6,793	9,890
Total liabilities	1,024,035	1,012,981
Commitments and contingencies (Notes 2, 4, 7, 9, and 11)
STOCKHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, 750,000,000 shares authorized; issued and outstanding March 31, 2019 — 482,987,752 shares and December 31, 2018 — 482,603,937 shares	122,052	121,956
Capital surplus	1,882,613	1,880,481
Accumulated deficit	(275,188)	(248,308)
Accumulated other comprehensive loss	(38,210)	(42,469)
Less treasury stock, at cost; March 31, 2019 and December 31, 2018 - 5,226,791 shares issued and held in treasury	(20,736)	(20,736)
Total stockholders’ equity	1,670,570	1,690,963
Total liabilities and stockholders’ equity	$2,694,605	$2,703,944

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended
	March 31, 2019	March 31, 2018
Sales of products	$152,617	$139,709
Cost of sales and other direct production costs	110,386	72,869
Depreciation, depletion and amortization	38,787	28,054
Total cost of sales	149,173	100,923
Gross profit	3,444	38,786
Other operating expenses:
General and administrative	9,959	7,735
Exploration	4,402	7,360
Pre-development	856	1,005
Research and development	403	1,436
Other operating expense	587	515
Suspension-related costs	2,778	5,017
Acquisition costs	13	2,507
Provision for closed operations and environmental matters	570	1,262
Total other operating expense	19,568	26,837
(Loss) income from operations	(16,124)	11,949
Other income (expense):
Unrealized gain on investments	96	310
(Loss) gain on derivative contracts	(1,799)	4,007
Net foreign exchange (loss) gain	(3,133)	2,592
Other expense	(1,124)	(56)
Interest expense	(10,665)	(9,794)
Total other expense	(16,625)	(2,941)
(Loss) income before income taxes	(32,749)	9,008
Income tax benefit (provision)	7,216	(768)
Net (loss) income	(25,533)	8,240
Preferred stock dividends	(138)	(138)
(Loss) income applicable to common stockholders	$(25,671)	$8,102
Comprehensive (loss) income:
Net (loss) income	$(25,533)	$8,240
Unrealized holding losses on investments	—	(31)
Change in fair value of derivative contracts designated as hedge transactions	4,259	(2,073)
Comprehensive (loss) income	$(21,274)	$6,136
Basic (loss) income per common share after preferred dividends	$(0.05)	$0.02
Diluted (loss) income per common share after preferred dividends	$(0.05)	$0.02
Weighted average number of common shares outstanding - basic	482,829	399,322
Weighted average number of common shares outstanding - diluted	482,829	401,923

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018
Operating activities:
Net (loss) income	$(25,533)	$8,240
Non-cash elements included in net (loss) income:
Depreciation, depletion and amortization	40,267	29,490
Unrealized gain on investments	(96)	(310)
Adjustment of inventory to market value	1,399	—
Gain on disposition of properties, plants, equipment, and mineral interests	—	(129)
Provision for reclamation and closure costs	1,594	1,323
Stock compensation	1,580	1,089
Deferred income taxes	(8,293)	(438)
Amortization of loan origination fees	625	449
Loss (gain) on derivative contracts	3,686	(9,094)
Foreign exchange loss (gain)	5,550	(3,399)
Other non-cash items, net	2	2
Change in assets and liabilities:
Accounts receivable	(5,063)	(7,266)
Inventories	3,171	(6,762)
Other current and non-current assets	1,124	(3,171)
Accounts payable and accrued liabilities	(9,496)	13,956
Accrued payroll and related benefits	7,212	(3,927)
Accrued taxes	1,237	218
Accrued reclamation and closure costs and other non-current liabilities	1,064	(3,888)
Cash provided by operating activities	20,030	16,383
Investing activities:
Additions to properties, plants, equipment and mineral interests	(33,071)	(17,635)
Proceeds from disposition of properties, plants and equipment	1	151
Purchases of investments	—	(31,182)
Maturities of investments	—	30,501
Net cash used in investing activities	(33,070)	(18,165)
Financing activities:
Acquisition of treasury shares	—	(1,225)
Dividends paid to common stockholders	(1,209)	(998)
Dividends paid to preferred stockholders	(138)	(138)
Credit facility fees paid	(39)	—
Borrowings on debt	58,000	31,024
Repayments of debt	(58,000)	—
Repayments of finance leases	(1,261)	(1,322)
Net cash (used in) provided by financing activities	(2,647)	27,341
Effect of exchange rates on cash	95	876
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(15,592)	26,435
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	28,414	187,139
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$12,822	$213,574
Significant non-cash investing and financing activities:
Addition of finance lease obligations and right-of-use assets	$3,498	$2,446
Recognition of operating lease liabilities and right-of-use assets	$22,365	$—
Payment of accrued compensation in stock	$—	$4,863

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

 Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars are in thousands, except for share and per share amounts)

	Three Months Ended March 31, 2019
	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2019	$39	$121,956	$1,880,481	$(248,308)	$(42,469)	$(20,736)	$1,690,963
Net loss				(25,533)			(25,533)
Restricted stock units granted			1,579				1,579
Common stock dividends declared ($0.0025 per common share)				(1,209)			(1,209)
Series B Preferred Stock dividends declared ($0.875 per share)				(138)			(138)
Adjustment to fair value of warrants issued for purchase of another company			(325)				(325)
Common stock issued for 401(k) match (384,000 shares)		96	878				974
Other comprehensive income					4,259		4,259
Balances, March 31, 2019	39	122,052	1,882,613	(275,188)	(38,210)	(20,736)	1,670,570

	Three Months Ended March 31, 2018
	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2018	$39	$100,926	$1,619,816	$(218,089)	$(23,373)	$(18,042)	$1,461,277
Net income				8,240			8,240
Change in accounting for marketable equity securities				1,289	(1,289)		—
Restricted stock units granted			1,089				1,089
Common stock dividends declared ($0.0025 per common share)				(998)			(998)
Series B Preferred Stock dividends declared ($0.875 per share)				(138)			(138)
Common stock issued for 401(k) match (221,018 shares)		55	839				894
Common stock issued for employee incentive compensation 1,237,369 shares)		309	4,554			(1,225)	3,638
Other comprehensive income					(2,105)		(2,105)
Balances, March 31, 2018	39	101,290	1,626,298	(209,696)	(26,767)	(19,267)	1,471,897

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1.    Basis of Preparation of Financial Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements and notes to the unaudited interim condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and items which are nonrecurring, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company and its consolidated subsidiaries (in this report, "Hecla" or "the Company" or “we” or “our” or “us” refers to Hecla Mining Company and our subsidiaries, unless the context requires otherwise).  These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2018, as it may be amended from time to time.

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

Note 2.    Investments

At March 31, 2019 and December 31, 2018, the fair value of our non-current investments was $6.8 million and $6.6 million, respectively.  Our non-current investments consist of marketable equity securities which are carried at fair value. The cost basis of our non-current investments was approximately $7.8 million and $7.7 million at March 31, 2019 and December 31, 2018, respectively. During the quarter ended March 31, 2019, we recognized $0.1 million in net unrealized gains in current earnings. During the quarter ended March 31, 2018, we recognized $0.3 million in net unrealized gains in current earnings.

Note 3.   Income Taxes

Major components of our income tax benefit (provision) for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Current:
Domestic	$—	$—
Foreign	(1,077)	(1,206)
Total current income tax benefit (provision)	(1,077)	(1,206)

Deferred:
Domestic	2,477	—
Foreign	5,816	438
Total deferred income tax benefit (provision)	8,293	438
Total income tax benefit (provision)	$7,216	$(768)

The current income tax benefit (provision) for the three months ended March 31, 2019 and 2018 varies from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income due primarily to the impact of taxation in foreign jurisdictions and a valuation allowance on the majority of U.S. deferred tax assets.

As of March 31, 2019, we have a net deferred tax liability in the U.S. of $51.6 million, a net deferred tax liability in Canada of $107.8 million and a net deferred tax asset in Mexico of $3.1 million, for a consolidated worldwide net deferred tax liability of $156.3 million.

With the acquisition of Klondex Mines Ltd. ("Klondex") on July 20, 2018 (see Note 13), we acquired a U.S. consolidated tax group (the "Nevada U.S. Group") that did not join the existing consolidated U.S. tax group of Hecla Mining Company and subsidiaries (“Hecla U.S.”). Under acquisition accounting, we recorded a net deferred tax liability of $60.2 million. For the three months ended March 31, 2019, we recorded a tax benefit of $2.5 million in the Nevada U.S. Group. Net operating losses acquired as of the acquisition date are subject to limitation under Internal Revenue Code Section 382. However, the annual limitation is not expected to have a material impact on our ability to utilize the losses.

For Hecla U.S., we recorded a full valuation allowance in the U.S. in December 2017 as a result of U.S. tax reform. Our circumstances at March 31, 2019 continued to support a full valuation allowance in the U.S. for Hecla U.S.

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

Johnny M Mine Area near San Mateo, McKinley County and San Mateo Creek Basin, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for environmental remediation and past costs the EPA has incurred at the site. Mining at the Johnny M Mine was conducted for a limited period of time by a predecessor of our subsidiary, Hecla Limited. In August 2012, Hecla Limited and the EPA entered into a Settlement Agreement and Administrative Order on Consent for Removal Action (“Consent Order”), pursuant to which Hecla Limited agreed to pay (i) $1.1 million to the EPA for its past response costs at the site and (ii) any future response costs at the site under the Consent Order, in exchange for a covenant not to sue by the EPA. Hecla Limited paid the $1.1 million to the EPA for its past response costs and in December 2014 submitted to EPA the Engineering Evaluation and Cost Analysis (“EE/CA”) for the site. The EE/CA evaluates three alternative response actions: 1) no action, 2) off-site disposal, and 3) on-site disposal. The range in estimated costs of these alternatives is $0 to $221 million. In the EE/CA, Hecla Limited recommended that EPA approve on-site disposal, which is currently estimated to cost $5.6 million, on the basis that it is the most appropriate response action under CERCLA. In June 2015, the EPA approved the EE/CA, with a few minor conditions. The EPA must still publish the EE/CA for public notice and comment, and the agency will not make a final decision on the appropriate response action until the public comment process is complete. It is anticipated that Hecla Limited will implement the response action selected by the EPA pursuant to an amendment to the Consent Order or a new order. Based on the foregoing, we believe it is probable that Hecla Limited will incur a liability for remediation at the site. In the fourth quarter of 2014, we accrued $5.6 million, which continues to be our best estimate of that liability as of the date of this report. There can be no assurance that Hecla Limited’s liability will not be more than $5.6 million, or that its ultimate liability will not have a material adverse effect on Hecla Limited’s or our results of operations or financial position.

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

Potential Claim for Indemnification Against CoCa Mines, Inc.

In 1991, Hecla Limited acquired CoCa Mines, Inc. (“CoCa”) and its subsidiary Creede Resources, Inc. (“CRI”). CoCa and CRI previously operated in the State of Colorado, but presently have limited assets and operations. Beginning in 2014, and most recently in January 2019, a third party has alleged that CoCa and CRI are required by a 1989 agreement to indemnify it for certain environmental costs and liabilities it may incur with respect to the Nelson Tunnel/Commodore Waste Rock Pile Superfund site in Creede, Colorado. To date, no claim for indemnification has been made against CoCa or CRI; however, in January 2019, the party alleged that it may soon reach a settlement with the EPA under CERCLA with respect to the site, at which point it would then seek reimbursement from CoCa and CRI of all amounts paid to the EPA, as well as attorneys’ fees and costs. Until any such claim is made, we cannot predict whether a liability will be incurred or the amount of any such liability; however, as noted above, both CoCa and CRI have limited assets with which to satisfy any claim.

Montanore Project

In October 2018, a court in Lincoln County, Montana found that the adit (which is an underground tunnel) which we had intended to use to develop the Montanore project trespassed on certain unpatented mining claims we do not own, but through which the adit passes. In the case, which dates back to 2008, the jury delivered a verdict against certain of our subsidiaries for $3,325,000. The subsidiaries appealed the finding of trespass and the award of damages to the Montana Supreme Court, and we believe there are strong arguments for reversal. There can be no assurance that the appeal will succeed. Further, on May 6, 2019, one of the subsidiaries received a letter from the Montana Department of Environmental Quality questioning the validity of its operating permit at Montanore in light of the trespass finding. The letter gives our subsidiary 30 days to respond. As of March 31, 2019, we have accrued $1.1 million for estimated future reclamation costs at the Montanore project, and have surety bonding in place for that amount.

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

Debt

As discussed in Note 9, on April 12, 2013, we completed an offering of $500 million aggregate principal amount of Senior Notes. The net proceeds from the offering of the Senior Notes were used to partially fund the acquisition of Aurizon Mines Ltd. ("Aurizon") and for general corporate purposes, including expenses related to the Aurizon acquisition. Through the acquisition of Aurizon, we acquired our Casa Berardi mine and other interests in Quebec, Canada. In 2014, we completed additional issuances of our Senior Notes in the aggregate principal amount of $6.5 million, which were contributed to one of our pension plans to satisfy the funding requirement for 2014. Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013.

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

See Note 9 for more information.

Other Commitments

Our contractual obligations as of March 31, 2019 included approximately $4.3 million for various costs. In addition, our open purchase orders at March 31, 2019 included approximately $1.5 million, $0.4 million, $3.9 million and $2.9 million for various capital and non-capital items at the Lucky Friday, Casa Berardi, Greens Creek and Nevada Operations units, respectively. We also have total commitments of approximately $16.2 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units and total commitments of approximately $22.9 million on operating leases (see Note 9 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of March 31, 2019, we had surety bonds totaling $185.3 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 5.    (Loss) Earnings Per Common Share

We are authorized to issue 750,000,000 shares of common stock, $0.25 par value per share. At March 31, 2019, there were 488,214,543 shares of our common stock issued and 5,226,791 shares issued and held in treasury, for a net of 482,987,752 shares outstanding. Basic and diluted (loss) earnings per common share, after preferred dividends, was $(0.05) and $0.02 for the three-month periods ended March 31, 2019 and 2018, respectively.

Diluted (loss) earnings per share for the three months ended March 31, 2019 and 2018 excludes the potential effects of outstanding shares of our convertible preferred stock, as their conversion would have no effect on the calculation of dilutive shares.

For the three months ended March 31, 2019, all outstanding restricted stock units, warrants and deferred shares were excluded from the computation of diluted loss per share, as our reported net loss for that period would cause their conversion and exercise to have no effect on the calculation of loss per share. For the three-month period ended March 31, 2018, 1,092,307 restricted stock units that were unvested during the quarter and 1,509,159 in deferred shares were included in the calculation of diluted earnings per share, and there were an additional 539,204 unvested restricted stock units and 212,602 deferred shares which were not dilutive.

Note 6.    Business Segments and Sales of Products

We discover, acquire, develop, produce, and market concentrates and doré containing silver, gold, lead and zinc. We are currently organized and managed in five segments, which represent our operating units: the Greens Creek unit, the Lucky Friday unit, the Casa Berardi unit, the San Sebastian unit, and the Nevada Operations unit. The Nevada Operations unit was added as a result of our acquisition of Klondex in July 2018 (see Note 13 for more information).

General corporate activities not associated with operating units and their various exploration activities, as well as discontinued operations and idle properties, are presented as “other.”  Interest expense, interest income and income taxes are considered general corporate items, and are not allocated to our segments.

The following tables present information about reportable segments for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net sales to unaffiliated customers:
Greens Creek	$80,129	$65,850
Lucky Friday	2,182	4,977
Casa Berardi	40,062	55,548
San Sebastian	12,600	13,334
Nevada Operations	17,644	—
	$152,617	$139,709
Income (loss) from operations:
Greens Creek	$25,433	$23,152
Lucky Friday	(2,781)	(4,146)
Casa Berardi	(10,519)	3,250
San Sebastian	(1,512)	5,017
Nevada Operations	(13,991)	—
Other	(12,754)	(15,324)
	$(16,124)	$11,949

The following table presents identifiable assets by reportable segment as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Identifiable assets:
Greens Creek	$640,241	$637,386
Lucky Friday	440,433	437,499
Casa Berardi	739,978	754,248
San Sebastian	54,152	44,152
Nevada Operations	575,197	581,194
Other	244,604	249,465
	$2,694,605	$2,703,944

Our products consist of both metal concentrates, which we sell to custom smelters and brokers, and unrefined bullion bars (doré), which may be sold as doré or further refined before sale to precious metals traders. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer.

For sales of metals from refined doré, which we currently have at our Casa Berardi, San Sebastian and Nevada Operations units, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of control of the agreed-upon metal quantities to the customer by the refiner. For sales of doré, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of title and control of the doré containing the agreed-upon metal quantities to the customer. Refining, selling and shipping costs related to sales of doré and metals from doré are recorded to cost of sales as incurred.

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

The consideration we receive for our concentrate sales fluctuates due to changes in metals prices between the time of shipment and final settlement with the customer. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement with the customer. Also, it is unlikely a significant reversal of revenue for any one concentrate parcel will occur. As such, we use the expected value method to price the parcels until the final settlement date occurs, at which time the final transaction price is known. At March 31, 2019, metals contained in concentrates and exposed to future price changes totaled 0.9 million ounces of silver, 4,096 ounces of gold, 11,108 tons of zinc, and 1,814 tons of lead.  However, as discussed in Note 11, we seek to mitigate the risk of negative price adjustments by using financially-settled forward contracts for some of our sales.

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

Sales of metal concentrates and metal products are made principally to custom smelters, brokers and metals traders. The percentage of sales contributed by each segment is reflected in the following table:

	Three Months Ended March 31,
	2019	2018

Greens Creek	53%	46%
Lucky Friday	1%	4%
Casa Berardi	26%	40%
San Sebastian	8%	10%
Nevada Operations	12%	—%
	100%	100%

Sales of products by metal for the thee-month periods ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018

Silver	$45,506	$35,222
Gold	79,679	73,044
Lead	9,025	9,227
Zinc	24,755	30,109
Less: Smelter and refining charges	(6,348)	(7,893)
Sales of products	$152,617	$139,709

The following is sales information by geographic area based on the location of smelters and brokers (for concentrate shipments) and location of parent companies (for doré sales to metals traders) for the three-month periods ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018

Canada	$92,872	$88,668
Korea	49,300	32,703
Japan	8,350	13,773
United States	4,571	4,081
Other	—	(131)
Total, excluding gains/losses on forward contracts	$155,093	$139,094

Sales by significant product type for the three-month periods ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018

Doré and metals from doré	$75,901	$73,492
Lead concentrate	49,300	34,334
Zinc concentrate	23,792	25,652
Bulk concentrate	6,100	5,616
Total, excluding gains/losses on forward contracts	$155,093	$139,094

Sales of products for the first three months of 2019 and 2018 included net losses of $2.5 million and net gains of $0.6 million, respectively, on financially-settled forward contracts for silver, gold, lead and zinc contained in our concentrate sales.  See Note 11 for more information.

Sales of products to significant customers as a percentage of total sales were as follows for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

CIBC	16%	47%
Scotia	29%	2%
Korea Zinc	20%	23%
Teck Metals Ltd.	15%	4%
Trafigura	12%	—%
Ocean Partners	—%	10%

Our trade accounts receivable balance related to contracts with customers was $9.6 million at March 31, 2019 and $4.2 million at December 31, 2018, and included no allowance for doubtful accounts.

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

We do not incur significant costs to obtain contracts, nor costs to fulfill contracts which are not addressed by other accounting standards. Therefore, we have not recognized an asset for such costs as of March 31, 2019 or December 31, 2018.

The sales and income (loss) from operations amounts reported above include results from our Lucky Friday segment. The Lucky Friday mine is our only operation where some of our employees are subject to a collective bargaining agreement, and the most recent agreement expired on April 30, 2016. On February 19, 2017, the unionized employees voted against our contract offer, and on March 13, 2017 went on strike and have been on strike since that time. Production at Lucky Friday was suspended from the start of the strike until July 2017, when limited production resumed. In the first quarter of 2019 and 2018, suspension costs not related to production of $1.9 million and $4.1 million, respectively, along with $0.9 million in non-cash depreciation expense in each of those periods, are reported in a separate line item on our consolidated statements of operations. We cannot predict how long the strike will last or whether an agreement will be reached. As a result of the strike or other related events, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations. If the strike continues for a further extended period or it is determined an eventual resolution is unlikely, it may be appropriate in the future to review the carrying value of properties, plants, equipment and mineral interests at Lucky Friday. Under such review, if estimated undiscounted cash flows from Lucky Friday were less than its carrying value, an impairment loss would be recognized for the difference between the carrying value and the estimated fair value. The carrying value of properties, plants, equipment and mineral interests at Lucky Friday as of March 31, 2019 was approximately $435.9 million. However, Lucky Friday has significant identified reserves and mineralized material and a current estimated mine life of approximately 17 years.

Note 7.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Service cost	$1,100	$1,252
Interest cost	1,620	1,377
Expected return on plan assets	(1,496)	(1,634)
Amortization of prior service cost	15	15
Amortization of net loss	1,097	931
Net periodic pension cost	$2,336	$1,941

The service cost component of net periodic benefit cost is included in the same line items of our condensed consolidated financial statements as other employee compensation costs, and the net expense for the three months ended March 31, 2019 and 2018 of $1.2 million and $0.7 million, respectively, related to all other components of net periodic pension cost is included in other (expense) income on our condensed consolidated statements of operations and comprehensive (loss) income.

We expect to contribute $2.2 million in cash or shares of our common stock to our defined benefit plans in 2019. We expect to contribute approximately $0.6 million to our unfunded supplemental executive retirement plan during 2019.

Note 8.    Stockholders’ Equity

Stock-based Compensation Plans

We periodically grant restricted stock unit awards, performance-based shares and shares of common stock to our employees and directors. We measure compensation cost for restricted stock units and stock grants at the closing price of our stock at the time of grant. We measure compensation cost for performance-based grants using a Monte Carlo simulation to estimate their value at grant date. Restricted stock unit and performance-based share grants vest after a specified period with compensation cost amortized over that period. Although we have no current plans to issue stock options, we may do so in the future.

Stock-based compensation expense for restricted stock unit and performance-based grants to employees and shares issued to nonemployee directors totaled $1.6 million for the first three months of 2019 and $1.1 million for the first three months of 2018.

In connection with the vesting of restricted stock units and other stock grants, employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations and pays the obligations in cash.  As a result, in the first three months of 2018 we withheld 335,349 shares valued at approximately $1.2 million, or approximately $3.65 per share, with no shares withheld in the first three months of 2019.

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

On May 7, 2019, our Board of Directors declared a common stock dividend, pursuant to the minimum annual dividend component of the policy described above, of $0.0025 per share, for a total dividend of approximately $1.2 million payable in June 2019. Because the average realized silver price for the first quarter of 2019 was $15.70 per ounce, below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 23, 2016, we may issue and sell shares of our common stock from time to time through ordinary broker transactions having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. The terms of sales transactions under the agreement, including trading day(s), number of shares sold in the aggregate, number of shares sold per trading day, and the floor selling price per share, are proposed by us to the sales agent. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. The shares issued under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. As of March 31, 2019, we had sold 7,173,614 shares under the agreement for total proceeds of approximately $24.5 million, net of commissions of approximately $0.6 million. No shares were sold under the agreement during the first quarter of 2019.

Common Stock Repurchase Program

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of March 31, 2019, 934,100 shares have been purchased at an average price of $3.99 per share, leaving approximately 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at May 7, 2019, was $2.10 per share. No shares were purchased under the program during the first quarter of 2019.

Warrants

As discussed in Note 13, we issued 4,136,000 warrants to purchase one share of our common stock to holders of warrants to purchase Klondex common stock under the terms of the Klondex acquisition, and all of the warrants were outstanding as of March 31, 2019. Warrants to purchase 2,068,000 shares of common stock have an exercise price of $8.02 and expire in April 2032. Warrants to purchase 2,068,000 shares of common stock have an exercise price of $1.57 and expire in February 2029.

Note 9.    Debt, Credit Facilities and Leases

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

The Senior Notes are recorded net of a 2% initial purchaser discount totaling $10 million at the time of the April 2013 issuance and having an unamortized balance of $2.7 million as of March 31, 2019. The Senior Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for.  Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. During each of the three month periods ended March 31, 2019 and 2018, interest expense related to the Senior Notes and amortization of the initial purchaser discount and fees related to the issuance of the Senior Notes totaled $9.1 million.

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

The Senior Notes became redeemable in whole or in part, at any time and from time to time after May 1, 2016, on the redemption dates and at the redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption.  As of May 1, 2019, the redemption price is 100% of the outstanding principal amount.

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

Ressources Québec Notes

On March 5, 2018, we entered into a note purchase agreement pursuant to which we issued CAD$40 million (approximately USD$30.8 million at the time of the transaction) in aggregate principal amount of our Series 2018-A Senior Notes due May 1, 2021 (the “RQ Notes”) to Ressources Québec, a subsidiary of Investissment Québec, a financing arm of the Québec government. Because the RQ notes are denominated in CAD, the reported USD-equivalent principal balance changes with movements in the exchange rate. The RQ Notes were issued at a discount of 0.58%, or CAD$0.2 million, and bear interest at a rate of 4.68% per year, payable on May 1 and November 1 of each year, commencing May 1, 2018. The RQ Notes are senior and unsecured and are pari passu in all material respects with the Senior Notes, including with respect to guarantees of the RQ Notes by certain of our subsidiaries. The net proceeds from the RQ Notes were required to be used for development and expansion of our Casa Berardi mine. During each of the three month periods ended March 31, 2019 and 2018, interest expense related to the RQ Notes, including discount and origination fees, totaled $0.4 million.

As of March 31, 2019, the annual future obligations related to our debt, including interest, were (in thousands):

Twelve-month period ending March 31,	Senior Notes	RQ Notes	Total
2020 (interest only)	$34,822	$1,401	$36,223
2021 (principal and interest)	544,224	31,449	$575,673
Total	579,046	32,850	611,896
Less: interest	(72,546)	(2,919)	$(75,465)
Principal	506,500	29,931	536,431
Less: unamortized discount	(2,708)	—	$(2,708)
Long-term debt	$503,792	$29,931	$533,723

Credit Facilities

In July 2018, we entered into a $250 million senior secured revolving credit facility which replaced our previous $100 million credit facility and has a term ending on June 14, 2022, provided, however, that if we do not refinance our outstanding Senior Notes by November 1, 2020, the term of the credit facility ends on November 1, 2020. The credit facility is collateralized by the assets of certain of our subsidiaries, shares of common stock held in our material domestic subsidiaries and by our joint venture interests in the Greens Creek mine, all of our rights and interests in the joint venture agreement, and all of our rights and interests in the assets of the joint venture. Below is information on the interest rates, standby fee, and financial covenant terms under our current credit facility as of March 31, 2019:

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

(1) The leverage ratio changed to 5.00:1 effective April 1, 2019, will return to 4.50:1 effective October 1, 2019, and then change to 4.00:1 effective January 1, 2020.

We are also able to obtain letters of credit under the facility, and for any such letters we are required to pay a participation fee of between 2.25% and 3.25% based on our total leverage ratio, as well as a fronting fee to each issuing bank of 0.20% annually on the average daily dollar amount of any outstanding letters of credit. There were $3.0 million in letters of credit outstanding as of March 31, 2019.

We believe we were in compliance with all covenants under the credit agreement as of March 31, 2019, and no amounts were outstanding as of that date.  We drew $58.0 million on the facility during the first quarter of 2019 and repaid that amount in the same period. There was $85.0 million drawn on the facility as of the date of this report.

Finance Leases

We have entered into various lease agreements, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units, which we have determined to be finance leases.  At March 31, 2019, the total liability balance associated with the finance leases, including certain purchase option amounts, was $15.2 million, with $5.9 million of the liability classified as current and the remaining $9.3 million classified as non-current. At December 31, 2018, the total liability balance associated with finance leases was $13.1 million, with $5.3 million of the liability classified as current and the remaining $7.9 million classified as non-current. The right-of-use assets for our finance leases are recorded in properties, plants, equipment and mineral interests, net, on our condensed consolidated balance sheets and totaled $21.9 million as of March 31, 2019 and $20.0 million as of December 31, 2018, net of accumulated depreciation. Expense during the first quarter of 2019 related to finance leases included $1.6 million for amortization of the right-of-use assets and $0.2 million for interest expense. The total obligation for future minimum payments on finance leases was $16.2 million at March 31, 2019, with $1.0 million attributed to interest.

At March 31, 2019, the annual maturities of finance lease commitments, including interest, were (in thousands):

Twelve-month period ending March 31,
2020	$5,903
2021	5,409
2022	3,754
2023	1,119
Total	16,185
Less: imputed interest	(1,025)
Finance lease liability	$15,160

Operating Leases

We have entered into various lease agreements, primarily for equipment, buildings and other facilities, and land at our operating units and corporate offices, which we have determined to be operating leases.  Some of the operating leases allow for extension of the lease beyond the current term at our option. We have considered the likelihood and estimated duration of the extension options in determining the lease term for measurement of the liability and right-of-use asset. For our operating leases as of March 31, 2019, we have assumed discount rates of between 5% and 6.5%. At March 31, 2019, the total liability balance associated with the operating leases was $20.7 million, with $6.7 million of the liability classified as current and the remaining $14.0 million classified as non-current. The right-of-use assets for our operating leases are recorded as a non-current asset on our condensed consolidated balance sheets and totaled $20.6 million as of March 31, 2019. Lease expense on operating leases during the first quarter of 2019 totaled $2.1 million. The total obligation for future minimum operating lease payments, including assumed extensions beyond the current lease terms, was $22.9 million at March 31, 2019.

At March 31, 2019, the annual maturities of undiscounted operating lease payments, including assumed extensions beyond the current lease terms, were (in thousands):

Twelve-month period ending March 31,
2020	$9,213
2021	4,960
2022	3,373
2023	2,331
2024	1,670
More than 5 years	1,352
Total	22,899
Effect of discounting	(2,234)
Operating lease liability	$20,665

Note 10.    Developments in Accounting Pronouncements

Accounting Standards Updates Adopted

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modified the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update was effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted the guidance effective January 1, 2019, and recognized a liability and right-of-use asset of $22.4 million as of that date for our identified operating leases. We elected the transition option to apply the new guidance as of that effective date without adjusting comparative periods presented. In the adoption of ASU No. 2016-02, we elected to not assess leases with terms less than twelve months in length. We also elected practical expedients which permitted us to forgo reassessing the following upon adoption: (i) whether any expired or existing contracts are or contain leases, (ii) the classification of leases as operating or capital under the previous accounting guidance, and (iii) treatment of initial indirect costs for any existing leases. In addition, we elected to not reassess whether land easements represent leases, as we did not treat them as leases under the previous guidance. See Note 9 for information on our leases.

In August 2017, the FASB issued ASU No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objective of the update is to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements, and simplify the application of existing hedge accounting guidance. The update was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Adoption of this update as of January 1, 2019 did not have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in the update allow a reclassification from other comprehensive income to retained earnings for "stranded" tax effects resulting from the reduction in the historical corporate tax rate under the Tax Cuts and Jobs Act enacted in December 2017. The update was effective for fiscal years beginning after December 15, 2018. We elected to not reclassify stranded tax effects, and adoption of this update as of January 1, 2019 did not have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07 Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The update involves simplification of several aspects of accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718 to include nonemployee awards. The update was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Adoption of this update as of January 1, 2019 did not have a material impact on our consolidated financial statements.

Accounting Standards Updates to Become Effective in Future Periods

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and makes additions to certain disclosure requirements with respect to fair value measurements. The update is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We are evaluating the impact of this update on our fair value measurement disclosures.

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

Note 11.    Derivative Instruments

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi and San Sebastian mines are U.S. dollar ("USD")-functional entities which routinely incur expenses denominated in Canadian dollar ("CAD") and Mexican peso ("MXN"), respectively, and such expenses expose us to exchange rate fluctuations between the USD and CAD and MXN. In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a program to manage our exposure to the impact of fluctuations in the exchange rate between the USD and MXN on our future operating costs denominated in MXN. The programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of March 31, 2019, we have 130 forward contracts outstanding to buy CAD$284.1 million having a notional amount of USD$219.6 million, and 19 forward contracts outstanding to buy MXN$99.5 million having a notional amount of USD$4.9 million. The CAD contracts are related to forecasted cash operating costs at Casa Berardi to be incurred from 2019 through 2022 and have CAD-to-USD exchange rates ranging between 1.2702 and 1.3306. The MXN contracts are related to forecasted cash operating costs at San Sebastian to be incurred from 2019 through 2020 and have MXN-to-USD exchange rates ranging between 19.9400 and 20.8550. Our risk management policy provides that up to 75% of our planned cost exposure for five years into the future may be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of March 31, 2019, we recorded the following balances for the fair value of the contracts:

•	a current asset of $0.2 million, which is included in other current assets;
•	a current liability of $2.0 million, which is included in other current liabilities; and
•	a non-current liability of $2.7 million, which is included in other non-current liabilities.

Net unrealized losses of approximately $4.5 million related to the effective portion of the hedges were included in accumulated other comprehensive loss as of March 31, 2019. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $1.7 million in net unrealized gains included in accumulated other comprehensive loss as of March 31, 2019 would be reclassified to current earnings in the next twelve months. Net realized losses of approximately $0.5 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the three months ended March 31, 2019.

Metals Prices

We may at times use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in market prices. Our risk management policy allows for up to 75% of our planned metals price exposure for five years into the future, with certain other limitations, to be hedged under such programs. These instruments do, however, expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions.

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

As of March 31, 2019, we recorded the following balances for the fair value of the contracts:

•	a current asset of $0.2 million, which is included in other current assets and is net of $0.1 million for contracts in a fair value liability position;
•	a non-current asset of $45 thousand, which is included in other non-current assets;
•	a current liability of $4.0 million, which is included in other current liabilities and is net of $0.1 million for contracts in a fair value current asset position; and
•	a non-current liability of $13 thousand, which is included in other non-current liabilities.

We recognized a $2.5 million net loss during the first quarter of 2019 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $1.8 million net loss during the first quarter of 2019 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments. The net loss on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net loss for the first quarter of 2019 is the result of an increase in zinc and lead prices. This program, when utilized, is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below). When those prices increase compared to the contract prices, we incur losses on the contracts.

The following tables summarize the quantities of metals committed under forward sales contracts at March 31, 2019 and December 31, 2018:

March 31, 2019	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2019 settlements	710	3	19,952	2,646	$15.46	$1,316	$1.22	$0.92
Contracts on forecasted sales
2019 settlements	—	—	26,180	1,653	N/A	N/A	$1.25	$0.96
2020 settlements	—	—	276	551	N/A	N/A	$1.26	$0.96

December 31, 2018	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2019 settlements	842	4	18,450	2,700	$14.69	$1,260	$1.15	$0.89

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our revolving credit agreement would cause a default under the derivative contract. As of March 31, 2019, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these agreements was $9.0 million as of March 31, 2019, which includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at March 31, 2019, we could have been required to settle our obligations under the agreements at their termination value of $9.0 million.

Note 12.    Fair Value Measurement

Accounting guidance has established a hierarchy for inputs used to measure assets and liabilities at fair value on a recurring basis. The three levels included in the hierarchy are:

Level 1: quoted prices in active markets for identical assets or liabilities;

Level 2: significant other observable inputs; and

Level 3: significant unobservable inputs.

The table below sets forth our assets and liabilities that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category (in thousands).

Description	Balance at March 31, 2019	Balance at December 31, 2018	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$11,797	$27,389	Level 1
Available for sale securities:
Equity securities – mining industry	6,768	6,583	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	9,586	4,184	Level 2
Restricted cash balances:
Certificates of deposit and other bank deposits	1,025	1,025	Level 1
Derivative contracts:
Metal forward contracts	207	209	Level 2
Foreign exchange contracts	153	23	Level 2
Total assets	$29,536	$39,413

Liabilities:
Derivative contracts:
Metal forward contracts	$4,057	$373	Level 2
Foreign exchange contracts	4,649	8,595	Level 2
Total Liabilities	$8,706	$8,968

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

Trade accounts receivable include amounts due to us for shipments of concentrates, doré and metals from doré sold to customers.  Revenues and the corresponding accounts receivable for sales of metals products are recorded when title and risk of loss transfer to the customer (generally at the time of ship loading, or at the time of customer arrival for trucked products).  Sales of concentrates are recorded using estimated forward prices for the anticipated month of settlement applied to our estimate of payable metal quantities contained in each shipment.  Sales are recorded net of estimated treatment and refining charges, which are also impacted by changes in metals prices and quantities of contained metals.  We estimate the prices at which sales of our concentrates will be settled due to the time elapsed between shipment and final settlement with the customer.  Receivables for previously recorded concentrate sales are adjusted to reflect estimated forward metals prices at the end of each period until final settlement by the customer.  We obtain the forward metals prices used each period from a pricing service.  Changes in metals prices between shipment and final settlement result in changes to revenues previously recorded upon shipment.  The embedded derivative contained in our concentrate sales is adjusted to fair market value through earnings each period prior to final settlement.

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

Our Senior Notes, which were recorded at their carrying value of $503.8 million, net of unamortized initial purchaser discount at March 31, 2019, had a fair value of $508.0 million at March 31, 2019. Quoted market prices, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. See Note 9 for more information.

Note 13. Acquisition of Klondex

On July 20, 2018, we acquired all of the issued and outstanding common shares of Klondex Mines Ltd. ("Klondex") for consideration valued at $2.27 per Klondex share (the "Arrangement"). The acquisition resulted in our 100% ownership of three land packages in northern Nevada totaling approximately 110 square miles and containing operating or previously-operating mines with a history of high-grade gold production, along with various other gold properties. We believe the acquisition has the potential to increase our annual gold production. Under the terms of the Arrangement, each holder of Klondex common shares had the option to receive either (i) $2.47 in cash per Klondex share (the “Cash Alternative”), (ii) 0.6272 of a Hecla share per Klondex share (the “Share Alternative”), or (iii) US$0.8411 in cash and 0.4136 of a Hecla share per Klondex share (the “Combined Alternative”), subject in the case of the Cash Alternative and the Share Alternative to pro-ration based on a maximum cash consideration of $153.2 million and a maximum number of Hecla shares issued of 75,276,176. Klondex shareholders also received shares of a newly formed company which holds the Canadian assets previously owned by Klondex (Havilah Mining Corporation ("Havilah")). Klondex had 180,499,319 issued and outstanding common shares prior to consummation of the Arrangement. An additional 1,549,626 Klondex common shares were issued immediately prior to consummation of the Arrangement related to conversion of in-the-money Klondex options and certain outstanding restricted share units, resulting in a total of 182,048,945 issued and outstanding Klondex common shares at the time of consummation of the Arrangement. In connection with the Arrangement, we also issued an aggregate of 4,136,000 warrants to purchase one share of our common stock (“Hecla Warrants”) to holders of warrants to purchase Klondex common shares. Of the Hecla Warrants, 2,068,000 have an exercise price of $8.02 and expire in April 2032, and 2,068,000 have an exercise price of $1.57 and expire in February 2029. In addition, we settled share-based payment awards held by Klondex directors and employees for cash of $2.0 million. Consideration for the Arrangement was cash of $161.7 million, 75,276,176 shares of our common stock valued at $242.4 million, and issuance of the Hecla Warrants valued at $9.8 million, for total consideration of $413.9 million. The Hecla Warrants were valued using the Black-Scholes model and based on the exercise price and term of the warrants, the price of our common stock at the time of issuance of the warrants, and assumptions for the discount rate and volatility and dividend rate of our common stock. The cash consideration includes $7.0 million for our subscription for common shares of Havilah and $1.5 million for settlement of certain equity compensation instruments.

The following summarizes the preliminary allocation of purchase price to the fair value of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Consideration:
Cash payments	$161,704
Hecla stock issued (75,276,176 shares at $3.22 per share)	242,389
Hecla warrants issued	9,830
Total consideration	$413,923

Fair value of net assets acquired:
Assets:
Cash	$12,874
Accounts receivable	3,453
Inventory - supplies	6,564
Inventory - finished goods, in-process material and stockpiled ore	10,088
Other current assets	2,583
Properties, plants, equipment and mineral interests	512,807
Non-current investments	1,596
Non-current restricted cash and investments	9,504
Total assets	559,469
Liabilities:
Accounts payable and accrued liabilities	17,799
Accrued payroll and related benefits	10,352
Accrued taxes	421
Lease liability	2,080
Debt	35,086
Asset retirement obligation	19,571
Deferred tax liability	60,237
Total liabilities	145,546
Net assets	$413,923

The allocation of purchase price above is preliminary, as the valuation of certain components of properties, plants, equipment and mineral interests, along with the related deferred tax balances, are under review and subject to change. In the first quarter of 2019, we adjusted the previously-reported preliminary allocation of purchase price by decreasing (i) Inventory - finished goods, in-process material and stockpiled ore, (ii) Properties, plants, equipment and mineral interests, and (iii) Non-current deferred tax liability by $0.2 million, $8.7 million, and $9.1 million, respectively, and increasing Accounts payable and accrued liabilities by $0.5 million. We are currently undertaking a review of spending at the Nevada operations which may result in the following changes at the Fire Creek mine: a reduction in capital spending; ceasing current production and only developing to spirals 9,10 and 11; or a temporary cessation of all mine operations at Fire Creek. As a result, the values of certain components of properties, plants, equipment and mineral interests could be adjusted in the second quarter of 2019 when we expect to finalize the allocation of the Klondex purchase price. The outcome of the review may constitute a triggering event requiring assessment of the carrying value of our long-lived assets at Fire Creek with the potential to impact near-term estimated cash flows. The mineral interests at Fire Creek have a preliminary carrying value of approximately $220 million, of which approximately $46 million is depletable. We may recognize an impairment, which could be material, if the carrying value of the assets exceeds the estimated future undiscounted cash flows expected to result from their use and eventual disposition.

Note 14.   Guarantor Subsidiaries

Presented below are Hecla’s unaudited interim condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of Hecla's subsidiaries (the "Guarantors") of the Senior Notes and RQ Notes (see Note 9 for more information). The Guarantors consist of the following of Hecla's 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Hecla Montana, Inc.; Revett Silver Company; RC Resources, Inc.; Troy Mine Inc.; Revett Exploration, Inc.; Revett Holdings, Inc.; Mines Management, Inc.; Newhi, Inc.; Montanore Minerals Corp.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; Hecla Juneau Mining Company; Klondex Holdings Inc.; Klondex Gold & Silver Mining Co.; Klondex Midas Holdings Limited; Klondex Aurora Mine Inc.; and Klondex Hollister Mine Inc. We completed the initial offering of the Senior Notes on April 12, 2013, and a related exchange offer for virtually identical notes registered with the SEC on January 3, 2014. We issued the RQ Notes on March 5, 2018.

The unaudited interim condensed consolidating financial statements below have been prepared from our financial information on the same basis of accounting as the unaudited interim consolidated financial statements set forth elsewhere in this report. Investments in the subsidiaries are accounted for under the equity method. Accordingly, the entries necessary to consolidate Hecla, the Guarantors, and our non-guarantor subsidiaries are reflected in the intercompany eliminations column. In the course of preparing consolidated financial statements, we eliminate the effects of various transactions conducted between Hecla and its subsidiaries and among the subsidiaries. While valid at an individual subsidiary level, such activities are eliminated in consolidation because, when taken as a whole, they do not represent business activity with third-party customers, vendors, and other parties. Examples of such eliminations include the following:

•

Investments in subsidiaries. The acquisition of a company results in an investment in debt or equity capital on the records of the parent company and a contribution to debt or equity capital on the records of the subsidiary. Such investments and capital contributions are eliminated in consolidation.

•

Capital contributions. Certain of Hecla's subsidiaries do not generate cash flow, either at all or that is sufficient to meet their capital needs, and their cash requirements are routinely met with inter-company advances from their parent companies. Generally on an annual basis, when not otherwise intended as debt, the boards of directors of such parent companies declare contributions of capital to their subsidiary companies, which increase the parents' investment and the subsidiaries' additional paid-in capital. In consolidation, investments in subsidiaries and related additional paid-in capital are eliminated.

•

Debt. At times, inter-company debt agreements have been established between certain of Hecla's subsidiaries and their parents. The related debt liability and receivable balances, accrued interest expense (if any) and income activity (if any), and payments of principal and accrued interest amounts (if any) by the subsidiary companies to their parents are eliminated in consolidation.

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

Unaudited Interim Condensed Consolidating Balance Sheets

	As of March 31, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$3,401	$3,269	$5,127	$—	$11,797
Other current assets	6,359	61,293	64,732	(74)	132,310
Properties, plants, and equipment - net	1,913	1,792,578	714,490	—	2,508,981
Intercompany receivable (payable)	162,575	(342,867)	(182,748)	363,040	—
Investments in subsidiaries	1,554,448	—	—	(1,554,448)	—
Other non-current assets	278,379	23,540	(115,696)	(144,706)	41,517
Total assets	$2,007,075	$1,537,813	$485,905	$(1,336,188)	$2,694,605
Liabilities and Stockholders' Equity
Current liabilities	$(247,045)	$118,535	$49,545	$225,786	$146,821
Long-term debt	533,723	19,682	3,584	—	556,989
Non-current portion of accrued reclamation	—	90,083	14,103	—	104,186
Non-current deferred tax liability	—	71,173	95,778	(7,526)	159,425
Other non-current liabilities	49,827	5,871	916	—	56,614
Stockholders' equity	1,670,570	1,232,469	321,979	(1,554,448)	1,670,570
Total liabilities and stockholders' equity	$2,007,075	$1,537,813	$485,905	$(1,336,188)	$2,694,605

	As of December 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$6,265	$8,661	$12,463	$—	$27,389
Other current assets	6,388	69,574	60,868	(69)	136,761
Properties, plants, and equipment - net	1,913	1,795,994	722,097	—	2,520,004
Intercompany receivable (payable)	171,905	(222,815)	(171,834)	222,744	—
Investments in subsidiaries	1,577,564	—	—	(1,577,564)	—
Other non-current assets	276,641	9,030	(122,969)	(142,912)	19,790
Total assets	$2,040,676	$1,660,444	$500,625	$(1,497,801)	$2,703,944
Liabilities and Stockholders' Equity
Current liabilities	$(234,133)	$118,863	$45,922	$205,542	$136,194
Long-term debt	532,799	141,870	1,989	(135,988)	540,670
Non-current portion of accrued reclamation	—	94,602	10,377	—	104,979
Non-current deferred tax liability	—	64,639	98,689	10,209	173,537
Other non-current liabilities	51,047	5,659	895	—	57,601
Stockholders' equity	1,690,963	1,234,811	342,753	(1,577,564)	1,690,963
Total liabilities and stockholders' equity	$2,040,676	$1,660,444	$500,625	$(1,497,801)	$2,703,944

Unaudited Interim Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(2,477)	$102,432	$52,662	$—	$152,617
Cost of sales	(461)	(66,869)	(43,056)	—	(110,386)
Depreciation, depletion, amortization	—	(20,872)	(17,915)	—	(38,787)
General and administrative	(4,393)	(5,111)	(455)	—	(9,959)
Exploration and pre-development	(16)	(1,544)	(3,698)	—	(5,258)
Research and development	—	(353)	(50)	—	(403)
Loss on derivative contracts	(1,799)	—	—	—	(1,799)
Acquisition costs	42	(55)	—	—	(13)
Equity in earnings of subsidiaries	(22,433)	—	—	22,433	—
Other (expense) income	6,004	(5,730)	(12,642)	(6,393)	(18,761)
(Loss) income before income taxes	(25,533)	1,898	(25,154)	16,040	(32,749)
(Provision) benefit from income taxes	—	(3,916)	4,739	6,393	7,216
Net (loss) income	(25,533)	(2,018)	(20,415)	22,433	(25,533)
Preferred stock dividends	(138)	—	—	—	(138)
(Loss) income applicable to common stockholders	(25,671)	(2,018)	(20,415)	22,433	(25,671)
Net (loss) income	(25,533)	(2,018)	(20,415)	22,433	(25,533)
Changes in comprehensive (loss) income	4,259	—	—	—	4,259
Comprehensive (loss) income	$(21,274)	$(2,018)	$(20,415)	$22,433	$(21,274)

	Three Months Ended March 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$615	$70,211	$68,883	$—	$139,709
Cost of sales	475	(34,701)	(38,643)	—	(72,869)
Depreciation, depletion, amortization	—	(11,260)	(16,794)	—	(28,054)
General and administrative	(3,833)	(3,448)	(454)	—	(7,735)
Exploration and pre-development	(55)	(1,939)	(6,371)	—	(8,365)
Research and development	—	(482)	(954)	—	(1,436)
Gain on derivative contracts	4,007	—	—	—	4,007
Acquisition costs	(2,360)	—	(147)	—	(2,507)
Equity in earnings of subsidiaries	17,768	—	—	(17,768)	—
Other (expense) income	(8,377)	(6,794)	6,917	(5,488)	(13,742)
Income (loss) before income taxes	8,240	11,587	12,437	(23,256)	9,008
(Provision) benefit from income taxes	—	(5,488)	(768)	5,488	(768)
Net income (loss)	8,240	6,099	11,669	(17,768)	8,240
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common stockholders	8,102	6,099	11,669	(17,768)	8,102
Net income (loss)	8,240	6,099	11,669	(17,768)	8,240
Changes in comprehensive income (loss)	(2,104)	—	38	(38)	(2,104)
Comprehensive income (loss)	$6,136	$6,099	$11,707	$(17,806)	$6,136

Unaudited Interim Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(38,879)	$36,481	$(17,553)	$39,981	$20,030
Cash flows from investing activities:
Additions to properties, plants, and equipment	—	(25,401)	(7,670)	—	(33,071)
Other investing activities, net	23,116	(1)	2	(23,116)	1
Cash flows from financing activities:
Dividends paid to stockholders	(1,348)	—	—	—	(1,348)
Borrowings on debt	58,000	—	—	—	58,000
Payments on debt	(58,000)	(746)	(515)	—	(59,261)
Other financing activity	14,247	(15,725)	18,305	(16,865)	(38)
Effect of exchange rate changes on cash	—	—	95	—	95
Changes in cash, cash equivalents and restricted cash and cash equivalents	(2,864)	(5,392)	(7,336)	—	(15,592)
Beginning cash, cash equivalents and restricted cash and cash equivalents	6,265	9,686	12,463	—	28,414
Ending cash, cash equivalents and restricted cash and cash equivalents	$3,401	$4,294	$5,127	$—	$12,822

	Three Months Ended March 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$21,183	$18,747	$13,396	$(36,943)	$16,383
Cash flows from investing activities:
Additions to properties, plants, and equipment	—	(8,082)	(9,553)	—	(17,635)
Other investing activities, net	(16,260)	151	—	15,579	(530)
Cash flows from financing activities:
Dividends paid to stockholders	(1,136)	—	—	—	(1,136)
Payments on debt	—	(644)	(678)	—	(1,322)
Other financing activity	(1,186)	(20,118)	(1,285)	21,364	(1,225)
Effect of exchange rate changes on cash	—	—	876	—	876
Changes in cash, cash equivalents and restricted cash and cash equivalents	33,625	(9,946)	2,756	—	26,435
Beginning cash, cash equivalents and restricted cash and cash equivalents	103,878	32,048	51,213	—	187,139
Ending cash, cash equivalents and restricted cash and cash equivalents	$137,503	$22,102	$53,969	$—	$213,574

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2018, as updated in Part II, Item 1A – Risk Factors in this quarterly report on Form 10-Q for the quarter ended March 31, 2019. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Hecla Mining Company and our subsidiaries have provided precious and base metals to the U.S. and worldwide since 1891. We discover, acquire, develop, produce and market silver, gold, lead and zinc.

We produce lead, zinc and bulk concentrates, which we sell to custom smelters and brokers, and unrefined doré containing gold and silver, which is sold to refiners or further refined before sale of the metals to traders.  We are organized into five segments that encompass our operating and development units:  Greens Creek, Lucky Friday, Casa Berardi, San Sebastian and Nevada Operations. The map below shows the locations of our operating units, our exploration and pre-development projects, as well as our corporate offices located in Coeur d'Alene, Idaho and Vancouver, British Columbia.

Our current business strategy is to focus our financial and human resources in the following areas:

•	operating our properties safely, in an environmentally responsible manner, and cost-effectively;
•	fully integrate the acquisition of Klondex Mines Ltd. ("Klondex") discussed further below, which gives us ownership of a mill, operating mines and other mineral interests in northern Nevada;
•	continuing to optimize and improve operations at our units, which includes incurring research and development expenditures that may not result in tangible benefits;
•	expanding our proven and probable reserves and production capacity at our units;
•	conducting our business with financial stewardship to preserve our financial position in varying metals price environments;
•	advance permitting of the Rock Creek and Montanore projects;
•

maintaining and investing in exploration and pre-development projects in the vicinities of seven mining districts and projects, most of which we believe to be under-explored and under-invested: North Idaho's Silver Valley in the historic Coeur d'Alene Mining District; our Greens Creek unit on Alaska's Admiralty Island located near Juneau; the silver-producing district near Durango, Mexico; the Abitibi region of northwestern Quebec, Canada; our projects in northern Nevada; the Rock Creek and Montanore projects in northwestern Montana; and the Creede district of southwestern Colorado; and

•	continuing to seek opportunities to acquire or invest in mining properties and companies.

A number of key factors may impact the execution of our strategy, including regulatory issues and metals prices. Metals prices can be very volatile. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control. Average market prices of silver, gold, lead, and zinc in the first three months of 2019 were lower than their levels from the comparable period last year, as illustrated by the table in Results of Operations below. While we believe current global economic and industrial trends could result in continued demand for the metals we produce, prices have been volatile and there can be no assurance that current prices will continue.

The total principal amount of our Senior Notes due May 1, 2021 is $506.5 million, and they bear interest at a rate of 6.875% per year. The net proceeds from the Senior Notes were primarily used for the acquisition of Aurizon in June 2013. In addition, in March 2018 we entered into a note purchase agreement pursuant to which we issued CAD$40 million (approximately USD$30.8 million at the time of the transaction) in aggregate principal amount of our Series 2018-A Senior Notes due May 1, 2021 (the “RQ Notes”) to Ressources Québec which have an annual coupon rate of 4.68%. The net proceeds from the RQ Notes were used for development and expansion of our Casa Berardi unit. Also, we drew $58 million under our revolving credit facility during the first quarter of 2019, all of which was repaid during that period, with $85.0 million drawn as of the date of this report. Amounts drawn on the revolving credit facility are subject to a variable rate of interest. See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our debt arrangements. As discussed in the Financial Liquidity and Capital Resources section below, we believe that we will be able to meet the obligations associated with the Senior Notes, RQ Notes and amounts drawn on our revolving credit facility; however, a number of factors could impact our ability to meet the debt obligations and fund our other projects.

On July 20, 2018, we completed the acquisition of all of the issued and outstanding common shares of Klondex for total consideration valued at approximately $413.9 million at the time of consummation of the acquisition. See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. As a result of the acquisition, we own 100% of three land packages in northern Nevada totaling approximately 110 square miles and containing operating or previously-operating mines with a history of high-grade gold production, which we believe to be prospective and under-explored. The acquired properties include the Hatter Graben development project, where we have started construction of an access drift, the Fire Creek mine, which we believe has been under-developed and has the potential for continued production, and various other gold properties. We believe the acquisition has the potential to increase our annual gold production. We are faced with the challenge of integrating the acquisition and assuming operating responsibility for Klondex's mines and other operations. See Item 1A. Risk Factors - Operating, Development, Exploration and Acquisition Risks in our annual report filed on Form 10-K for the year ended December 31, 2018, as updated in Part II, Item 1A – Risk Factors in this quarterly report on Form 10-Q for the quarter ended March 31, 2019, for risks associated with our acquisition of Klondex.

On June 15, 2015, we completed the acquisition of Revett Mining Company, giving us 100% ownership of the Rock Creek project, a significant undeveloped silver and copper deposit in northwestern Montana. And, on September 13, 2016, we completed the acquisition of Mines Management, Inc., giving us 100% ownership of the Montanore project, another significant undeveloped silver and copper deposit located approximately 10 miles from our Rock Creek project. Development of Rock Creek and Montanore has been challenged by non-governmental organizations and governmental agencies at various times, including a recent questioning of the validity of the operating permit at Montanore by the Montana Department of Environmental Quality. In addition, a State court remanded back to the Montana Department of Natural Resources and Conservation for further consideration a water right permit it had issued for the Rock Creek project. This decision does not impact advancing the evaluation phase of the project as recently authorized by the U.S. Forest Service in its Record of Decision. The evaluation phase is necessary to obtain needed information to further assess the mineralization, geohydrology and other potential environmental effects of a future full mining project at Rock Creek. Thus, there can be no assurance that we will be able to obtain the permits required to develop these projects. In Part II, Item 1A – Risk Factors in this quarterly report on Form 10-Q for the quarter ended March 31, 2019, see Legal challenges could prevent the Rock Creek or Montanore projects from ever being developed for more information.

As further discussed in the Lucky Friday Segment section below, the union employees at Lucky Friday have been on strike since March 13, 2017. Production at Lucky Friday was suspended from the start of the strike until July 2017, with limited production by salaried employees commencing at that time. We cannot predict how long the strike will last or whether an agreement will be reached. We expect cash expenditures of approximately $1.0 million to $1.5 million per month to advance engineering and infrastructure for the restart of full production, in addition to costs related to limited interim production. As a result of the strike or other related events, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations.

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

Another challenge for us is the risk associated with environmental litigation and ongoing reclamation activities. As described in Part I, Item 1A. Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2018 and Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited), it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans.  We are involved in various environmental legal matters and the estimate of our environmental liabilities and liquidity needs, as well as our strategic plans, may be significantly impacted as a result of these matters or new matters that may arise. We strive to ensure that our activities are conducted in compliance with applicable laws and regulations and attempt to resolve environmental litigation on terms as favorable to us as possible.

Results of Operations

Sales of products by metal for the three-month periods ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Silver	$45,506	$35,222
Gold	79,679	73,044
Lead	9,025	9,227
Zinc	24,755	30,109
Less: Smelter and refining charges	(6,348)	(7,893)
Sales of products	$152,617	$139,709

The fluctuations in sales for the first quarter of 2019 compared to the same period of 2018 were primarily due to:

•

Higher quantities and silver, gold and lead sold as a result of higher production of those metals, partially offset by lower zinc volume. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, The San Sebastian Segment and The Nevada Operations Segment sections below for more information on metal production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Three Months Ended March 31,
		2019	2018
Silver -	Ounces produced	2,923,131	2,534,095
	Payable ounces sold	2,898,083	2,091,464
Gold -	Ounces produced	60,021	57,808
	Payable ounces sold	60,936	54,839
Lead -	Tons produced	5,784	5,627
	Payable tons sold	4,848	3,868
Zinc -	Tons produced	13,944	15,211
	Payable tons sold	9,533	10,104

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

•	Lower average realized prices for silver, gold, lead and zinc. These price variances are illustrated in the table below.

		Three months ended March 31,
		2019	2018
Silver –	London PM Fix ($/ounce)	$15.57	$16.77
	Realized price per ounce	$15.70	$16.84
Gold –	London PM Fix ($/ounce)	$1,304	$1,329
	Realized price per ounce	$1,308	$1,332
Lead –	LME Final Cash Buyer ($/pound)	$0.92	$1.14
	Realized price per pound	$0.93	$1.19
Zinc –	LME Final Cash Buyer ($/pound)	$1.23	$1.55
	Realized price per pound	$1.30	$1.49

Average realized prices typically differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement.  For the first quarter of 2019, we recorded net positive price adjustments to provisional settlements of $0.5 million compared to net negative price adjustments to provisional settlements of $0.1 million in the first quarter of 2018. The price adjustments related to silver, gold, lead and zinc contained in our concentrate shipments were largely offset by gains and losses on forward contracts for those metals for each period. See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.

For the first quarter of 2019, we recorded a loss applicable to common stockholders of $25.7 million ($0.05 per basic common share), compared to income of $8.1 million ($0.02 per basic common share) during the first quarter of 2018. The following factors contributed to the results for the first three months of 2019 compared to the same period in 2018:

•

A gross loss at our Nevada Operations unit of $13.8 million in the first quarter of 2019, and gross profit at our Casa Berardi, San Sebastian and Lucky Friday units in the first quarter of 2019 that was lower by $15.4 million, $7.3 million and $0.9 million, respectively, compared to the first quarter of 2018. This was partially offset by gross profit that was higher by $2.0 million for the first quarter of 2019 at our Greens Creek unit. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, The San Sebastian Segment and The Nevada Operations Segment sections below.

•

A net foreign exchange loss in the first quarter of 2019 of $3.1 million versus a net gain of $2.6 million in the same period of 2018, with the variance primarily related to the impact of strengthening of the CAD relative to the USD on remeasurement of our assets and liabilities in Quebec. During the first quarter of 2019, the applicable CAD-to-USD exchange rate decreased from 1.3643 to 1.3364, compared to an increase in the rate from 1.2545 to 1.2893 during the first quarter of 2018.

•

A loss on base metal derivatives contracts of $1.8 million in the first quarter of 2019 compared to a gain of $4.0 million in the same period of 2018. See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

•	Higher general and administrative accruals by $2.2 million in the first quarter of 2019 compared to the first quarter of 2018 due to increased expense for incentive compensation.
•	Lower research and development costs by $1.0 million in the first quarter of 2019 compared to the same period of 2018.

•

Lower suspension-related costs at Lucky Friday by $2.2 million in the first quarter of 2019 compared to the first quarter of 2018 due to increased production, as discussed in The Lucky Friday Segment section below.

•	$2.5 million in costs in the first quarter of 2018 related to our acquisition of Klondex.
•

Exploration and pre-development expense decreased by $3.1 million in the first quarter of 2019 compared to the first quarter of 2018. In 2019, we have continued exploration work at our Greens Creek, San Sebastian, Casa Berardi and Nevada Operations units, and on our land package near our Lucky Friday unit. "Pre-development expense" is defined as costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves. Pre-development expense of $0.9 million in the first quarter of 2019 was related to advancement of our Montanore and Rock Creek projects.

•

An income tax benefit of $7.2 million in first quarter of 2019 compared to an income tax provision of $0.8 million in the first quarter of 2018. The benefit in the 2019 period is primarily the result of losses in Nevada and Quebec.

The Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three months ended March 31,
	2019	2018
Sales	$80,129	$65,850
Cost of sales and other direct production costs	(41,743)	(31,222)
Depreciation, depletion and amortization	(12,370)	(10,639)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(54,113)	(41,861)
Gross profit	$26,016	$23,989
Tons of ore milled	206,825	211,430
Production:
Silver (ounces)	2,232,747	1,913,232
Gold (ounces)	14,328	13,118
Zinc (tons)	13,518	14,799
Lead (tons)	4,782	5,021
Payable metal quantities sold:
Silver (ounces)	2,241,172	1,460,981
Gold (ounces)	13,864	9,006
Zinc (tons)	9,533	9,792
Lead (tons)	4,344	2,924
Ore grades:
Silver ounces per ton	13.46	11.71
Gold ounces per ton	0.10	0.10
Zinc percent	7.32	8.05
Lead percent	2.83	2.96
Mining cost per ton	$78.83	$68.99
Milling cost per ton	$35.86	$32.64
Cash Cost, After By-product Credits, per Silver Ounce (1)	$0.49	$(4.99)
All-In Sustaining Cost ("AISC"), After By-product Credits, per Silver Ounce (1)	$3.24	$0.59

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

The $2.0 million increase in gross profit during the first quarter of 2019 compared to the same 2018 period was the result of higher metals sales volumes due to the timing of concentrate shipments, partially offset by lower average prices for silver, gold, zinc and lead.

Mining and milling costs per ton increased by 14% and 10%, respectively, in the first quarter of 2019 compared to the same period in 2018, primarily as a result of lower mill throughput.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, per Silver Ounce for the first quarter of 2019 compared to the same period of 2018:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended March 31,
	2019	2018
Cash Cost, Before By-product Credits, per Silver Ounce	$21.41	$24.49
By-product credits	(20.92)	(29.48)
Cash Cost, After By-product Credits, per Silver Ounce	$0.49	$(4.99)

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended March 31,
	2019	2018
AISC, Before By-product Credits, per Silver Ounce	$24.16	$30.07
By-product credits	(20.92)	(29.48)
AISC, After By-product Credits, per Silver Ounce	$3.24	$0.59

The increase in Cash Costs, After By-Product Credits, per Silver Ounce for the first quarter of 2019 compared to 2018 was the result of lower by-product credits, partially offset by higher silver production. The increase in AISC, After By-Product Credits, per Silver Ounce was due to lower by-product credits, partially offset by higher silver production and lower capital spending.

Mining and milling costs per ounce decreased in the first quarter of 2019 compared to 2018 on a per-ounce basis due primarily to higher silver production.

Other cash costs per ounce for the first quarter of 2019 were lower compared to 2018 due to the effect of higher silver production and lower expense for Alaska mine license tax.

Treatment costs were lower in the first quarter of 2019 compared to 2018 as a result of improved terms, higher silver production and lower silver prices, as treatment costs include the value of silver not payable to us through the smelting process. The silver not payable to us is either recovered by the smelters through further processing or ultimately not recovered and included in the smelters’ waste material.

By-product credits per ounce were lower in the first quarter of 2019 compared to 2018 due to (i) lower gold, zinc and lead prices, (ii) lower zinc and lead production, due to lower mill throughput and ore grades, and (iii) the impact of higher silver production.

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

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2019	2018
Sales	$2,182	$4,977
Cost of sales and other direct production costs	(2,012)	(3,479)
Depreciation, depletion and amortization	(169)	(621)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(2,181)	(4,100)
Gross profit	$1	$877
Tons of ore milled	13,803	9,559
Production:
Silver (ounces)	173,627	99,780
Lead (tons)	1,002	606
Zinc (tons)	426	412
Payable metal quantities sold:
Silver (ounces)	86,845	155,743
Lead (tons)	504	944
Zinc (tons)	—	312
Ore grades:
Silver ounces per ton	13.33	11.10
Lead percent	7.97	6.92
Zinc percent	3.54	4.79
Mining cost per ton	$131.25	$114.76
Milling cost per ton	$36.45	$21.67

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

Gross profit decreased by $0.9 million in the first quarter of 2019 compared to 2018 due to lower metal sales volumes, due to the timing of concentrate shipments, and lower average prices for silver, lead and zinc. During the first quarters of 2019 and 2018, limited production was performed by salaried staff as a result of the ongoing strike by unionized employees starting in mid-March 2017, discussed further below.

Mining cost per ton increased by 14% in the first quarter of 2019 compared to the same period in 2018 due primarily to higher costs. Milling cost per ton in the first quarter of 2019 decreased by 26%, compared to the first quarter of 2018 due to higher throughput. Mining and milling cost per ton for the first quarters of 2019 and 2018 are not indicative of future operating results under full production, as there was reduced mill throughput during those periods. In addition, costs not directly related to mining and processing ore have been classified as suspension costs during the strike period, and excluded from the calculations of mining and milling cost per ton.

Many of the employees at our Lucky Friday unit are represented by a union, and the most recent collective bargaining agreement with the union expired on April 30, 2016. On February 19, 2017, the unionized employees voted against our contract offer, and on March 13, 2017 went on strike, and have been on strike since that time. Production at Lucky Friday was suspended from the start of the strike, until limited production by salaried personnel commenced in July 2017. Salaried personnel have continued to perform limited production and capital improvements. Suspension costs during the strike totaled $1.9 million and $4.1 million in the first quarters of 2019 and 2018, respectively, which are combined with non-cash depreciation expense of $0.9 million for each of those periods, in a separate line item on our consolidated statements of operations. These suspension costs are excluded from the calculation of gross profit, Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce, when presented. We cannot predict how long the strike will last or whether an agreement will be reached. As a result of the strike or other related events, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations. If the strike continues for a further extended period or it is determined an eventual resolution is unlikely, it may be appropriate in the future to review the carrying value of properties, plants, equipment and mineral interests at Lucky Friday. Under such review, if estimated undiscounted cash flows from Lucky Friday were less than its carrying value, an impairment loss would be recognized for the difference between the carrying value and the estimated fair value. The carrying value of properties, plants, equipment and mineral interests at Lucky Friday as of March 31, 2019 was approximately $435.9 million. However, Lucky Friday has significant identified reserves and mineralized material and a current estimated mine life of approximately 17 years.

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

The Casa Berardi Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2019	2018
Sales	$40,062	$55,548
Cost of sales and other direct production costs	(32,926)	(33,077)
Depreciation, depletion and amortization	(16,155)	(16,110)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(49,081)	(49,187)
Gross (loss) profit	$(9,019)	$6,361
Tons of ore milled	329,751	348,549
Production:
Gold (ounces)	31,799	40,177
Silver (ounces)	8,240	8,891
Payable metal quantities sold:
Gold (ounces)	30,613	41,645
Silver (ounces)	8,462	8,835
Ore grades:
Gold ounces per ton	0.12	0.135
Silver ounces per ton	0.03	0.03
Mining cost per ton	$86.14	$76.95
Milling cost per ton	$15.77	$15.96
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,113	$827
AISC, After By-product Credits, per Gold Ounce (1)	$1,338	$1,086

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

Gross profit decreased by $15.4 million for the first quarter of 2019 compared to the same period in 2018 primarily due to lower gold volume, resulting from reduced mill throughput, recoveries and ore grades, and lower gold prices. The lower mill throughput and recoveries were a result of planned adjustments to a number of mill components, to accommodate a higher throughput, and the requirement for a new carbon in leach drive train, which is being installed in May 2019. The reduced production in the first quarter of 2019 is expected to be made-up over the remainder of the year.

Mining cost per ton for the first quarter of 2019 was higher than the first quarter of 2018 by 12% due to lower ore production. Milling cost per ton for the first quarter of 2019 was within 1% of its level for the first quarter of 2018.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, per Gold Ounce for the first quarter of 2019 compared to the same period of 2018:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three Months Ended March 31,
	2019	2018
Cash Cost, Before By-product Credits, per Gold Ounce	$1,117	$831
By-product credits	(4)	(4)
Cash Cost, After By-product Credits, per Gold Ounce	$1,113	$827

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Three Months Ended March 31,
	2019	2018
AISC, Before By-product Credits, per Gold Ounce	$1,342	$1,090
By-product credits	(4)	(4)
AISC, After By-product Credits, per Gold Ounce	$1,338	$1,086

The increase in Cash Cost, After By-product Credits, per Gold Ounce for the first quarter of 2019 compared to the first quarter of 2018 was primarily the result of lower gold production. The increase in AISC, After By-product Credits, per Gold Ounce was due to lower gold production and higher exploration spending, partially offset by lower capital spending.

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

The San Sebastian Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2019	2018
Sales	$12,600	$13,334
Cost of sales and other direct production costs	(10,591)	(5,091)
Depreciation, depletion and amortization	(1,760)	(684)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(12,351)	(5,775)
Gross profit	$249	$7,559
Tons of ore milled	44,475	34,397
Production:
Silver (ounces)	441,079	512,192
Gold (ounces)	3,530	4,513
Payable metal quantities sold:
Silver (ounces)	496,550	465,905
Gold (ounces)	3,730	4,188
Ore grades:
Silver ounces per ton	10.94	16.10
Gold ounces per ton	0.095	0.142
Mining cost per ton	$125.59	$115.12
Milling cost per ton	$62.21	$67.13
Cash Cost, After By-product Credits, per Silver Ounce (1)	$11.23	$2.81
AISC, After By-product Credits, per Silver Ounce (1)	$16.55	$8.37

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

The $7.3 million decrease in gross profit in the first quarter of 2019 compared to the same period of 2018 is primarily due to lower silver and gold ore grades and higher costs, as a result of transitioning from open pit to underground mining, and lower average silver and gold prices. The ore processed in the first quarter of 2018 came from higher grade deposits mined from shallow open pits. Production from the existing open pits substantially ended in December 2017; however, during the first quarter of 2018, mill throughput primarily came from ore stockpiled from the open pits. In January 2017, we started development of a new underground portal and work to rehabilitate historic underground infrastructure which should allow us to mine deeper portions of the deposits at San Sebastian. Limited ore production from underground began in January 2018 and continued to increase during the first quarter. The underground ore production has lower grades than the open pits.

Mining cost per ton for the first quarter of 2019 was higher than the first quarter of 2018 by 9% due to the transition to underground production, partially offset by higher ore tonnage. Milling cost per ton decreased by 7% in the first quarter of 2019 compared to the first quarter of 2018 due to the higher ore tonnage.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for the first quarter of 2019 compared to the same period of 2018:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended March 31,
	2019	2018
Cash Cost, Before By-product Credits, per Silver Ounce	$21.67	$14.52
By-product credits	(10.44)	(11.71)
Cash Cost, After By-product Credits, per Silver Ounce	$11.23	$2.81

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended March 31,
	2019	2018
AISC, Before By-product Credits, per Silver Ounce	$26.99	$20.08
By-product credits	(10.44)	(11.71)
AISC, After By-product Credits, per Silver Ounce	$16.55	$8.37

The increase in Cash Cost, After By-product Credits, per Silver Ounce in the first quarter of 2019 compared to the same period of 2018 was primarily the result of lower silver production and higher mining costs, due to the transition from open pit to underground mining, and lower by-product credits per ounce due to lower gold production and prices. The same factors along with higher capital spending, partially offset by lower exploration costs, resulted in the increase in AISC, After By-product Credits, per Silver Ounce in the first quarter of 2019 compared to the same period of 2018.

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

The Nevada Operations Segment

On July 20, 2018, we completed the acquisition of all of the issued and outstanding common shares of Klondex for total consideration of $413.9 million. See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The acquisition gives us 100% ownership of the Fire Creek, Midas and Hollister mines, where gold is the primary metal produced, the Aurora mill, and interests in various gold exploration properties, all located in northern Nevada.

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
2019
Sales	$17,644
Cost of sales and other direct production costs	(23,114)
Depreciation, depletion and amortization	(8,333)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(31,447)
Gross profit (loss)	$(13,803)
Tons of ore milled	41,365
Production:
Gold (ounces)	10,364
Silver (ounces)	67,438
Payable metal quantities sold:
Gold (ounces)	12,729
Silver (ounces)	65,054
Ore grades:
Gold ounces per ton	0.300
Silver ounces per ton	2.49
Mining cost per ton	$212.56
Milling cost per ton	$112.35
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,782
AISC, After By-product Credits, per Gold Ounce (1)	$3,056

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

Cost of sales and other direct production costs and depreciation, depletion and amortization exceeded sales by $13.8 million in the first quarter of 2019.  Sales were impacted by ore grades that were lower than expected, and cost of sales and other direct production costs for the first quarter of 2019 includes write-downs totaling $9.7 million of the values of stockpile, in-process and finished goods inventory to their net realizable value.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for the first quarter of 2019:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

Three Months Ended March 31,
2019
Cash Cost, Before By-product Credits, per Gold Ounce	$1,884
By-product credits	(102)
Cash Cost, After By-product Credits, per Gold Ounce	$1,782

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

Three Months Ended March 31,
2019
AISC, Before By-product Credits, per Gold Ounce	$3,158
By-product credits	(102)
AISC, After By-product Credits, per Gold Ounce	$3,056

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

Transition and improvement activities since our acquisition of the Nevada Operations have included an increase in underground development and rehabilitation at the Fire Creek mine, construction of a new tailings dam, installation of a carbon-in-leach circuit in order to improve recoveries at the Midas mill, where ore from each of the mines is processed, and start of development of a new drift to the Hatter Graben area at Hollister. However, because total production and capital costs exceeded sales, we are currently undertaking a review of the Nevada operations.  The review will include an evaluation of:  the level of development at Fire Creek and the other mining operations in Nevada; grade control procedures; different mining methods and plans; alternative methods of processing Fire Creek ore by third-parties; and the rate of development of the Hatter Graben project.  This review may result in, among other possible outcomes, the following changes at the Fire Creek mine:  a reduction in capital spending; ceasing current production and only developing to spirals 9,10 and 11; or a temporary cessation of all mine operations at Fire Creek.  We anticipate this review to be completed in the second quarter of 2019.  See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans provide a significant benefit to our employees, but also represent a significant liability to us. The liability recorded for the funded status of our plans was $50.4 million and $48.3 million as of March 31, 2019 and December 31, 2018, respectively. We expect to contribute a total of approximately $2.2 million in cash or shares of our common stock to our defined benefit plans in 2019. While the economic variables which will determine future funding requirements are uncertain, we expect contributions to continue to be required in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Income Taxes

On July 20, 2018, we acquired all of the issued and outstanding common shares of Klondex in a taxable stock acquisition. Klondex was a Canadian holding company which was amalgamated into our Canadian acquisition entity to form Klondex Mines Unlimited Liability Company (“KMULC”), a Canadian unlimited liability company. KMULC is the Canadian parent of a U.S. consolidated group located in Nevada. We filed an election to treat KMULC as a corporation. As a result of the Canadian parent U.S. corporate status, the Nevada U.S. Group did not join the existing U.S. consolidated tax group for Hecla Mining Company and subsidiaries (“Hecla U.S.”). A net deferred tax liability of $60.2 million was recorded for the fair market value of assets acquired in excess of carryover tax basis. See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information regarding the acquisition.

Each reporting period we assess our deferred tax balance based on a review of long-range forecasts and quarterly activity.  We recognized a full valuation allowance on our Hecla U.S. net deferred tax assets at the end of 2017 based on results of tax law changes and maintain a full valuation allowance on Hecla U.S. net deferred tax assets at March 31, 2019.

Our net U.S. deferred tax liability for the Nevada U.S. Group at March 31, 2019 was $51.6 million compared to the $63.2 million net deferred tax liability at December 31, 2018. The $11.6 million decrease includes $9.1 million related to an adjustment to the purchase price allocation for the July 2018 acquisition of Klondex (see Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited)) and $2.5 million for current period activity. The deferred tax liability is primarily related to the excess of the carrying value of the mineral resource assets over the tax bases of those assets for U.S. tax reporting.

Our net Canadian deferred tax liability at March 31, 2019 was $107.8 million, a decrease of $2.5 million from the $110.3 million net deferred tax liability at December 31, 2018. The deferred tax liability is primarily related to the excess of the carrying value of the mineral resource assets over the tax bases of those assets for Canadian tax reporting.

Our Mexican net deferred tax asset at March 31, 2019 was $3.1 million, an increase of $1.1 million from the net deferred tax asset of $2.0 million at December 31, 2018. A $1.7 million partial valuation allowance remains on deferred tax assets in Mexico.

As a result of the Tax Cuts and Jobs Act enacted in December 2017, our Alternative Minimum Tax ("AMT") credit carryforward of $10.0 million became partially refundable through 2020 and fully refundable in 2021. In December 2018, the U.S. government determined refunds of AMT credit carried forward will not be subject to sequestration; therefore, the valuation allowance was removed for $0.6 million. AMT credit carry forward of $5.0 million is classified as a current receivable and $5.0 million is classified as a long-term receivable.

Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations at the Greens Creek, Lucky Friday, San Sebastian, Casa Berardi and Nevada Operations units and for the Company for the three-month periods ended March 31, 2019 and 2018.

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

Cash Cost, After By-product Credits, per Ounce is an important operating statistic that we utilize to measure each mine's operating performance. We use AISC, After By-product Credits, per Ounce as a measure of our mines' net cash flow after costs for exploration, pre-development, reclamation, and sustaining capital. This is similar to the Cash Cost, After By-product Credits, per Ounce non-GAAP measure we report, but also includes on-site exploration, reclamation, and sustaining capital costs. Current GAAP measures used in the mining industry, such as cost of goods sold, do not capture all the expenditures incurred to discover, develop and sustain silver and gold production. Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce also allow us to benchmark the performance of each of our mines versus those of our competitors. As a silver and gold mining company, we also use these statistics on an aggregate basis - aggregating the Greens Creek, Lucky Friday and San Sebastian mines - to compare our performance with that of other silver mining companies, and aggregating Casa Berardi and Nevada Operations for comparison to other gold mining companies. Similarly, these statistics are useful in identifying acquisition and investment opportunities as they provide a common tool for measuring the financial performance of other mines with varying geologic, metallurgical and operating characteristics.

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

In thousands (except per ounce amounts)	Three Months Ended March 31, 2019
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$54,113	$2,181	$12,351		$68,645
Depreciation, depletion and amortization	(12,370)	(169)	(1,760)		(14,299)
Treatment costs	10,352	810	131		11,293
Change in product inventory	(3,865)	1,483	(853)		(3,235)
Reclamation and other costs	(415)	—	(312)		(727)
Exclusion of Lucky Friday costs	—	(4,305)	—		(4,305)
Cash Cost, Before By-product Credits (1)	47,815	—	9,557		57,372
Reclamation and other costs	737	—	123		860
Exploration	81	—	1,717	441	2,239
Sustaining capital	5,312	—	506	61	5,879
General and administrative				9,959	9,959
AISC, Before By-product Credits (1)	53,945	—	11,903		76,309
By-product credits:
Zinc	(23,285)	—	—		(23,285)
Gold	(16,518)	—	(4,602)		(21,120)
Lead	(6,917)	—	—		(6,917)
Total By-product credits	(46,720)	—	(4,602)		(51,322)
Cash Cost, After By-product Credits	$1,095	$—	$4,955		$6,050
AISC, After By-product Credits	$7,225	$—	$7,301		$24,987
Divided by ounces produced	2,233	—	441		2,674
Cash Cost, Before By-product Credits, per Ounce	$21.41	$—	$21.67		$21.45
By-product credits per ounce	(20.92)	—	(10.44)		(19.19)
Cash Cost, After By-product Credits, per Ounce	$0.49	$—	$11.23		$2.26
AISC, Before By-product Credits, per Ounce	$24.16	$—	$26.99		$28.53
By-product credits per ounce	(20.92)	—	(10.44)		(19.19)
AISC, After By-product Credits, per Ounce	$3.24	$—	$16.55		$9.34

In thousands (except per ounce amounts)	Three Months Ended March 31, 2019
	Casa Berardi	Nevada Operations (4)	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$49,081	$31,447	$80,528
Depreciation, depletion and amortization	(16,155)	(8,333)	(24,488)
Treatment costs	442	38	480
Change in product inventory	2,268	(3,246)	(978)
Reclamation and other costs	(129)	(379)	(508)
Cash Cost, Before By-product Credits (1)	35,507	19,527	55,034
Reclamation and other costs	129	378	507
Exploration	1,346	118	1,464
Sustaining capital	5,692	12,707	18,399
General and administrative			—
AISC, Before By-product Credits (1)	42,674	32,730	75,404
By-product credits:
Zinc			—
Gold			—
Lead			—
Silver	(126)	(1,057)	(1,183)
Total By-product credits	(126)	(1,057)	(1,183)
Cash Cost, After By-product Credits	$35,381	$18,470	$53,851
AISC, After By-product Credits	$42,548	$31,673	$74,221
Divided by ounces produced	32	10	42
Cash Cost, Before By-product Credits, per Ounce	$1,116.59	$1,884.17	$1,305.27
By-product credits per ounce	(3.96)	(101.99)	(28.06)
Cash Cost, After By-product Credits, per Ounce	$1,112.63	$1,782.18	$1,277.21
AISC, Before By-product Credits, per Ounce	$1,341.95	$3,158.05	$1,788.37
By-product credits per ounce	(3.96)	(101.99)	(28.06)
AISC, After By-product Credits, per Ounce	$1,337.99	$3,056.06	$1,760.31

In thousands (except per ounce amounts)	Three Months Ended March 31, 2019
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$68,645	$80,528	$149,173
Depreciation, depletion and amortization	(14,299)	(24,488)	(38,787)
Treatment costs	11,293	480	11,773
Change in product inventory	(3,235)	(978)	(4,213)
Reclamation and other costs	(727)	(508)	(1,235)
Exclusion of Lucky Friday costs	(4,305)	—	(4,305)
Cash Cost, Before By-product Credits (1)	57,372	55,034	112,406
Reclamation and other costs	860	507	1,367
Exploration	2,239	1,464	3,703
Sustaining capital	5,879	18,399	24,278
General and administrative	9,959	—	9,959
AISC, Before By-product Credits (1)	76,309	75,404	151,713
By-product credits:
Zinc	(23,285)	—	(23,285)
Gold	(21,120)	—	(21,120)
Lead	(6,917)	—	(6,917)
Silver		(1,183)	(1,183)
Total By-product credits	(51,322)	(1,183)	(52,505)
Cash Cost, After By-product Credits	$6,050	$53,851	$59,901
AISC, After By-product Credits	$24,987	$74,221	$99,208
Divided by ounces produced	2,674	42
Cash Cost, Before By-product Credits, per Ounce	$21.45	$1,305.27
By-product credits per ounce	(19.19)	(28.06)
Cash Cost, After By-product Credits, per Ounce	$2.26	$1,277.21
AISC, Before By-product Credits, per Ounce	$28.53	$1,788.37
By-product credits per ounce	(19.19)	(28.06)
AISC, After By-product Credits, per Ounce	$9.34	$1,760.31

In thousands (except per ounce amounts)	Three Months Ended March 31, 2018
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver	Casa Berardi (Gold)	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$41,861	$4,100	$5,775		$51,736	$49,187	$100,923
Depreciation, depletion and amortization	(10,639)	(621)	(684)		(11,944)	(16,110)	(28,054)
Treatment costs	11,388	572	204		12,164	535	12,699
Change in product inventory	5,154	(1,022)	2,638		6,770	(101)	6,669
Reclamation and other costs	(912)	(45)	(494)		(1,451)	(142)	(1,593)
Exclusion of Lucky Friday costs	—	(2,984)	—		(2,984)	—	(2,984)
Cash Cost, Before By-product Credits (1)	46,852	—	7,439		54,291	33,369	87,660
Reclamation and other costs	849	—	106		955	143	1,098
Exploration	360	—	2,312	444	3,116	1,190	4,306
Sustaining capital	9,482	—	430	117	10,029	9,067	19,096
General and administrative				7,735	7,735		7,735
AISC, Before By-product Credits (1)	57,543	—	10,287		76,126	43,769	119,895
By-product credits:
Zinc	(32,142)	—	—		(32,142)		(32,142)
Gold	(15,292)	—	(5,998)		(21,290)		(21,290)
Lead	(8,974)	—	—		(8,974)		(8,974)
Silver						(148)	(148)
Total By-product credits	(56,408)	—	(5,998)		(62,406)	(148)	(62,554)
Cash Cost, After By-product Credits	$(9,556)	$—	$1,441		$(8,115)	$33,221	$25,106
AISC, After By-product Credits	$1,135	$—	$4,289		$13,720	$43,621	$57,341
Divided by ounces produced	1,913	—	512		2,425	40
Cash Cost, Before By-product Credits, per Ounce	$24.49	$—	$14.52		$22.38	$830.56
By-product credits per ounce	(29.48)	—	(11.71)		(25.73)	(3.68)
Cash Cost, After By-product Credits, per Ounce	$(4.99)	$—	$2.81		$(3.35)	$826.88
AISC, Before By-product Credits, per Ounce	$30.07	$—	$20.08		$31.39	$1,089.40
By-product credits per ounce	(29.48)	—	(11.71)		(25.73)	(3.68)
AISC, After By-product Credits, per Ounce	$0.59	$—	$8.37		$5.66	$1,085.72

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

(2)

The unionized employees at Lucky Friday have been on strike since March 13, 2017, and production at Lucky Friday has been limited since that time. For the first quarter of 2019 and 2018, costs related to suspension of full production totaling approximately $1.9 million and $4.1 million, respectively, along with $0.9 million in non-cash depreciation expense for each of those periods, have been excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

(3)	AISC, Before By-product Credits for our consolidated silver properties includes corporate costs for general and administrative expense, exploration and sustaining capital.

(4)	The Nevada Operations were acquired on July 20, 2018 as a result of the acquisition of Klondex (see Note 13 of Notes to Condensed Consolidated Financial Statement (Unaudited) for more information).

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	March 31, 2019	December 31, 2018
Cash and cash equivalents held in U.S. dollars	$7.8	$15.7
Cash and cash equivalents held in foreign currency	4.0	11.7
Total cash and cash equivalents	11.8	27.4
Marketable equity securities, non-current	6.8	6.6
Total cash, cash equivalents and investments	$18.6	$34.0

Cash and cash equivalents decreased by $15.6 million in the first three months of 2019. Cash held in foreign currencies represents balances in Canadian dollars and Mexican pesos, with the $7.9 million decrease in the first quarter of 2019 resulting from decreases in both Canadian dollars and Mexican pesos held. The value of non-current marketable equity securities increased by $0.2 million (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

As further discussed in Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited), on July 20, 2018, we completed the acquisition Klondex for total consideration of approximately $413.9 million, consisting of $252.2 million in shares of our common stock and warrants to purchase shares of our common stock and $161.7 million in cash. Klondex had cash, cash equivalents and restricted cash and cash equivalents not relating to their Canadian assets of approximately $22.4 million and $35.0 million drawn on their revolving credit facility at the time of the acquisition. We paid off the amount drawn on the Klondex revolving credit facility in July 2018.

As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited), on April 12, 2013, we completed an offering of Senior Notes in the total principal amount of US$500 million, which have a total principal balance of $506.5 million as of March 31, 2019. The Senior Notes are due May 1, 2021 and bear interest at a rate of 6.875% per year from the most recent payment date to which interest has been paid or provided for.  In addition, in March 2018 we entered into a note purchase agreement pursuant to which we issued our Series 2018-A Senior Notes due May 1, 2021 (the “RQ Notes”) for total principal of CAD$40 million (approximately USD$30.8 million at the time of the transaction) to Ressources Québec. The RQ Notes bear interest at a rate of 4.68% per year. Interest on the Senior Notes and RQ Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013 and May 1, 2018, respectively, and we have made all interest payments payable to date. Also, in July 2018 we entered into a new $250 million revolving credit facility. Interest is payable on amounts drawn from the revolving credit facility at a rate of between 2.25% and 3.25% over the London Interbank Offered Rate, or between 1.25% and 2.25% over an alternative base rate, with interest payable on March 31, June 30, September 30, and December 31 of each year. We drew $58.0 million on the facility and repaid that amount in the first quarter of 2019. There were no amounts drawn on the credit facility as of March 31, 2019, with $85.0 million drawn as of the date of this report.

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

As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), in February 2016 we entered into an equity distribution agreement under which we may issue and sell shares of our common stock from time to time having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we are in possession of any material non-public information, and the agreement can be terminated by us at any time. As of March 31, 2019, we had sold 7,173,614 shares through the at-the-market program for net proceeds of $24.5 million. There were no shares sold under the at-the-market program during the first quarter of 2019.

Pursuant to our common stock dividend policy described in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), our Board of Directors declared and paid dividends on common stock totaling $1.2 million in the first quarter of 2019 and $1.0 million in the first quarter of 2018. On May 7, 2019, our Board of Directors declared a dividend on common stock totaling $1.2 million payable in June 2019. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of March 31, 2019, 934,100 shares have been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at May 7, 2019, was $2.10 per share. No shares were purchased under the program during the first quarter of 2019.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability of our revolving credit facility, we believe we will be able to meet our obligations and other potential cash requirements during the next 12 months. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes, RQ Notes and revolving credit facility, capital expenditures at our operations, potential acquisitions of other mining companies or properties, regulatory matters, litigation, potential repurchases of our common stock under the program described above, and payment of dividends on common stock, if declared by our board of directors.  Throughout the second half of 2018 and the first quarter of 2019, we borrowed under our revolving credit facility in order to meet our ongoing working capital requirements. All amounts borrowed under the facility were repaid, with no outstanding balance as of March 31, 2019. We anticipate similarly borrowing under our credit facility during the rest of 2019. We currently estimate a total of approximately $150 million will be spent on capital expenditures, primarily for equipment, infrastructure, and development at our mines, in 2019, including $33.1 million incurred in the first three months of March 31, 2019.  We also estimate exploration and pre-development expenditures will total approximately $28 million in 2019, including $5.3 million already incurred as of March 31, 2019. Our expenditures for these items and our related plans for 2019 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility, and other factors. A sustained downturn in metals prices, or significant increase in operational or capital costs or other uses of cash, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans.

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash provided by operating activities (in millions)	$20.0	$16.4

Cash provided by operating activities in the first quarter of 2019 increased by $3.6 million compared to the same period in 2018. The increase was due to working capital and other operating asset and liability changes resulting in a net cash outflow of $0.8 million in the first three months of 2019, which was lower than the net cash outflow of $10.8 million in the first three months of 2018. The $10.1 million variance attributable to working capital and other asset and liability changes was primarily the result of higher payroll accruals due to the timing of payment of incentive compensation related to prior year performance, a smaller increase in accounts receivable and lower product inventory, partially offset by reductions to accounts payable. The lower cash outflow related to working capital and other asset and liability changes was partially offset by lower income adjusted for non-cash items.

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash used in investing activities (in millions)	$(33.1)	$(18.2)

During the first quarter of 2019 we invested $33.1 million in capital expenditures, not including $3.5 million in capital lease additions, compared to $17.6 million in the same period in 2018, with the variance primarily due to the addition of the Nevada Operations unit acquired in July 2018 and higher costs at San Sebastian, partially offset by lower costs at Greens Creek and Casa Berardi.  During the first quarter of 2018, we purchased bonds having a cost basis of $31.2 million and bonds valued at $30.5 million matured, with no such activity during the first quarter of 2019.

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash provided by (used in) financing activities (in millions)	$(2.6)	$27.3

In the first quarter of 2019, we had $58.0 million in draws on our revolving credit facility, with that amount repaid during the quarter. In the first quarter of 2018, we received proceeds of $31.0 million from the issuance of Notes to Ressources Québec, as discussed above. We paid cash dividends on our common stock of $1.2 million and $1.0 million, respectively, in the first quarter of 2019 and 2018 and cash dividends of $0.1 million on our Series B Preferred Stock during each of those periods. We made repayments on our capital leases of $1.3 million in the first quarter of both 2019 and 2018. In addition, during the first quarter of 2018, we acquired treasury shares for $1.2 million as the result of employees' elections to utilize net share settlement to satisfy their tax withholding obligations related to incentive compensation paid in stock. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, RQ Notes, outstanding purchase orders, certain capital expenditures, our credit facility and lease arrangements as of March 31, 2019 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligations (1)	8,732	$—	$—	$—	$8,732
Commitment fees (2)	1,250	2,500	260	—	4,010
Contractual obligations (3)	4,335	—	—	—	4,335
Finance lease commitments (4)	5,903	9,163	1,119	—	16,185
Operating lease commitments (5)	9,214	8,333	4,000	1,352	22,899
Supplemental executive retirement plan (6)	644	1,666	2,223	6,058	10,591
Defined benefit pension plans (6)	2,200	—	—	—	2,200
Senior Notes (7)	34,822	544,224	—	—	579,046
RQ Notes (8)	1,401	31,449	—	—	32,850
Total contractual cash obligations	$68,501	$597,335	$7,602	$7,410	$680,848

(1)

Consists of open purchase orders of approximately $3.8 million at the Greens Creek unit, $1.5 million at the Lucky Friday unit, $0.4 million at the Casa Berardi unit and $2.9 million at the Nevada Operations unit.

(2)

We have a $250 million revolving credit agreement under which we are required to pay a standby fee of 0.5% per annum on undrawn amounts under the revolving credit agreement. With the exception of $3.0 million in letters of credit outstanding, there was no amount drawn under the revolving credit agreement as of March 31, 2019. The table above assumes no amounts will be drawn during the agreement's term; however, as discussed above, we anticipate borrowing under our credit facility throughout 2019.  For more information on our credit facility, see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)	As of March 31, 2019, we were committed to approximately $4.3 million for various items.

(4)

Includes scheduled finance lease payments of $9.6 million, $1.3 million, $3.6 million and $1.7 million (including interest), respectively, for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

(8)

On March 5, 2018, we issued the RQ Notes in the principal amount of CAD$40 million (approximately USD$30.8 million at the time of the transaction) . The RQ Notes bear interest at a rate of 4.68% per year, payable on May 1 and November 1 of each year, commencing May 1, 2018, and we have made all interest payments payable to date. See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At March 31, 2019, our liabilities for these matters totaled $109.5 million. Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At March 31, 2019, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

Our significant accounting policies are described in Part IV, Note 1 of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2018. As described in Note 1 of our annual report, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants, equipment and mineral interests, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under Part I, Item 1. - Business in our annual report filed on Form 10-K for the year ended December 31, 2018, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in exchange-traded funds, industrial demand, and consumer demand. Gold demand arises primarily from investment and consumer demand.  Investment demand for silver and gold can be influenced by several factors, including:  the value of the U.S. dollar and other currencies, changing U.S. budget deficits, widening availability of exchange-traded funds, interest rate levels, the health of credit markets, and inflationary expectations. Uncertainty related to the political environment in the U.S., Britain's exit from the European Union and a global economic recovery, including recent uncertainty in China, could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  Consumer demand is driven significantly by demand for jewelry and other retail products. We believe that long-term industrial and economic trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer demand for silver and gold and industrial demand for silver.  However, China has recently experienced a lower rate of economic growth which could continue in the near term. There can be no assurance whether these trends will continue or how they will impact prices of the metals we produce. In the past, we have recorded impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

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

 Sales of concentrates sold directly to customers are recorded as revenues upon completion of the performance obligations and transfer of control of the product to the customer (generally at the time of shipment) using estimated forward metals prices for the estimated month of settlement. Due to the time elapsed between shipment of concentrates to the customer and final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales and trade accounts receivable are adjusted to estimated settlement prices until final settlement by the customer. Changes in metals prices between shipment and final settlement result in changes to revenues and accounts receivable previously recorded upon shipment.  As a result, our trade accounts receivable balances related to concentrate sales are subject to changes in metals prices until final settlement occurs.  For more information, see Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited).

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

Mineral Reserves

Critical estimates are inherent in the process of determining our reserves. Our reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. Metals prices are estimated at long-term averages, as described in Part I, Item 2. - Properties in our annual report filed on Form 10-K for the year ended December 31, 2018. Our assessment of reserves occurs at least annually, and periodically utilizes external audits.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our exposure to market risks and risk management activities includes forward-looking statements that involve risks and uncertainties, as well as summarizes the financial instruments held by us at March 31, 2019, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Part I, Item 1A. – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2018, as updated in Part II, Item 1A – Risk Factors in this quarterly report on Form 10-Q for the quarter ended March 31, 2019).

Metals Prices

Changes in the market prices of silver, gold, lead and zinc can significantly affect our profitability and cash flow. As discussed in Item 2. Management's Discussion and Analysis - Critical Accounting Estimates, metals prices can fluctuate due to numerous factors beyond our control. As discussed below, we utilize financially-settled forward contracts to manage our exposure to changes in prices for silver, gold, zinc and lead.

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when all performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Part I, Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our annual report filed on Form 10-K for the year ended December 31, 2018).  At March 31, 2019, metals contained in concentrates and exposed to future price changes totaled 0.9 million ounces of silver, 4,096 ounces of gold, 11,108 tons of zinc, and 1,814 tons of lead.  If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $5.2 million.  However, as discussed in Commodity-Price Risk Management below, we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

Commodity-Price Risk Management

We may at times use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in market prices. Our risk management policy allows for up to 75% of our planned metals price exposure for five years into the future, with certain other limitations, to be hedged under such programs. These instruments do, however, expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions.

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

As of March 31, 2019, we recorded the following balances for the fair value of the contracts:

•	a current asset of $0.2 million, which is included in other current assets and is net of $0.1 million for contracts in a fair value liability position;
•	a non-current asset of $45 thousand, which is included in other non-current assets;
•	a current liability of $4.0 million, which is included in other current liabilities and is net of $0.1 million for contracts in a fair value current asset position; and
•	a non-current liability of $13 thousand, which is included in other non-current liabilities.

We recognized a $2.5 million net loss during the first quarter of 2019 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $1.8 million net loss during the first quarter of 2019 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments. The net loss on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net loss for the first quarter of 2019 is the result of an increase in zinc and lead prices. This program, when utilized, is designed to mitigate the impact of potential future declines in lead and zinc prices from the price levels established in the contracts (see average price information below). When those prices increase compared to the contract prices, we incur losses on the contracts.

The following tables summarize the quantities of metals committed under forward sales contracts at March 31, 2019 and December 31, 2018:

March 31, 2019	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2019 settlements	710	3	19,952	2,646	$15.46	$1,316	$1.22	$0.92
Contracts on forecasted sales
2019 settlements	—	—	26,180	1,653	N/A	N/A	$1.25	$0.96
2020 settlements	—	—	276	551	N/A	N/A	$1.26	$0.96

December 31, 2018	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2019 settlements	842	4	18,450	2,700	$14.69	$1,260	$1.15	$0.89

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates between the U.S. dollar ("USD") and the Canadian dollar ("CAD") and Mexican peso ("MXN"), respectively. We have determined the functional currency for our Canadian and Mexican operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD and MXN to USD are recorded to earnings each period. For the three months ended March 31, 2019, we recognized a net foreign exchange loss of $3.1 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at March 31, 2019 would have resulted in a change of approximately $11.9 million in our net foreign exchange gain or loss. A 10% change in the exchange rate between the USD and MXN from the rate at March 31, 2019 would have resulted in a change of approximately $1.0 million in our net foreign exchange gain or loss.

In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a program to manage our exposure to the impact of fluctuations in the exchange rate between the USD and MXN on our future operating costs denominated in MXN. The programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of March 31, 2019, we have 130 forward contracts outstanding to buy CAD$284.1 million having a notional amount of USD$219.6 million, and 19 forward contracts outstanding to buy MXN$99.5 million having a notional amount of USD$4.9 million. The CAD contracts are related to forecasted cash operating costs at Casa Berardi to be incurred from 2019 through 2022 and have CAD-to-USD exchange rates ranging between 1.2702 and 1.3306. The MXN contracts are related to forecasted cash operating costs at San Sebastian to be incurred from 2019 through 2020 and have MXN-to-USD exchange rates ranging between 19.9400 and 20.8550. Our risk management policy allows for up to 75% of our planned cost exposure for five years into the future to be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of March 31, 2019, we recorded the following balances for the fair value of the contracts:

•	a current asset of $0.2 million, which is included in other current assets;
•	a current liability of $2.0 million, which is included in other current liabilities; and
•	a non-current liability of $2.7 million, which is included in other non-current liabilities.

Net unrealized losses of approximately $4.5 million related to the effective portion of the hedges were included in accumulated other comprehensive loss as of March 31, 2019. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $1.7 million in net unrealized gains included in accumulated other comprehensive loss as of March 31, 2019 would be reclassified to current earnings in the next twelve months. Net realized losses of approximately $0.5 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the three months ended March 31, 2019.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of March 31, 2019, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Part I, Item 1A - Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2018 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Certain of those risk factors have been updated as set forth below.

Financial Risks

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

As discussed below in the risk factor, “We may not realize all of the anticipated benefits from our acquisitions, including our recent acquisition of Klondex,” we are currently undertaking a review of various operational aspects of our Nevada Operations, including the Fire Creek mine, which we anticipate completing in the second quarter of 2019.  The outcome of the review may constitute a triggering event requiring assessment of the carrying value of our long-lived assets at Fire Creek.  We may recognize an impairment, which could be material, if the carrying value of the assets exceeds the estimated future undiscounted cash flows expected to result from their use and eventual disposition.

Operation, Development, Exploration and Acquisition Risks

We face inherent risks in acquisitions of other mining companies or properties, including our recently-acquired Nevada Operations, that may adversely impact our growth strategy.

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

See the risk factor below, “We may not realize all of the anticipated benefits from our acquisitions, including our recent acquisition of Klondex,"  for developments at our recently-acquired Nevada Operations.

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

Integration of the businesses or the properties we acquire with our existing business, including our Nevada Operations unit acquired as part of the Klondex acquisition in July 2018, is a complex, time-consuming and costly process. Failure to successfully integrate the acquired properties and operations in a timely manner may have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficulties of combining the acquired operations with our existing business include, among other things:

●	operating a larger organization;

●	operating in multiple legal jurisdictions;

●	coordinating geographically and linguistically disparate organizations, systems and facilities;

●	adapting to additional political, regulatory, legal and social requirements;

●	integrating corporate, technological and administrative functions; and

●	diverting management's attention from other business concerns.

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

See the risk factor below, “We may not realize all of the anticipated benefits from our acquisitions, including our recent acquisition of Klondex," for developments at our recently-acquired Nevada Operations.

We may not realize all of the anticipated benefits from our acquisitions, including our recent acquisition of Klondex.

We may not realize all (or any) of the anticipated benefits from any acquisition, such as increased earnings, cost savings and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher than expected acquisition and operating costs or other difficulties, unknown liabilities which may be significant, inaccurate reserve estimates, unrealized exploration potential, ore grades or mill recoveries that are lower than required for portions of the orebodies to be economic, and fluctuations in market prices.

At our Nevada Operations unit acquired via the Klondex acquisition in July 2018, we recognized total capital and production costs in excess of revenues, and a $13.8 million operating loss, in the first quarter of 2019.  As a result, we are currently undertaking a review of the Nevada Operations which will include an evaluation of:  the level of development at Fire Creek and the other mining operations in Nevada; grade control procedures; different mining methods and plans; alternative methods of processing Fire Creek ore by third-parties; and the rate of development of the Hatter Graben project.  This review may result in, among other possible outcomes, the following changes at the Fire Creek mine:  a reduction in capital spending; ceasing current production and only developing to spirals 9,10 and 11; or a temporary cessation of all mine operations at Fire Creek.  See the risk factor above, "An extended decline in metals prices, an increase in operating or capital costs, mine accidents or closures, increasing environmental obligations, or our inability to convert exploration potential to reserves may cause us to record write-downs, which could negatively impact our results of operations,”  for discussion of the potential effects that could result from such outcomes.

The properties we may acquire may not produce as expected, and we may be unable to determine reserve potential, identify liabilities associated with the acquired properties or obtain protection from sellers against such liabilities.

The properties we acquire in any acquisition, including our recently-acquired Nevada Operations unit, may not produce as expected, may be in an unexpected condition and we may be subject to increased costs and liabilities, including environmental liabilities. Although we review properties prior to acquisition in a manner consistent with industry practices, such reviews are not capable of identifying all existing or potential adverse conditions. Generally, it is not feasible to review in depth every individual property involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems or permit a buyer to become sufficiently familiar with the properties to fully assess their condition, any deficiencies, and development potential.  See the risk factors above, “We may not realize all of the anticipated benefits from our acquisitions, including our recent acquisition of Klondex,”  and “An extended decline in metals prices, an increase in operating or capital costs, mine accidents or closures, increasing environmental obligations, or our inability to convert exploration potential to reserves may cause us to record write-downs, which could negatively impact our results of operations.”

Legal, Regulatory and Market Risks

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

A joint final Environmental Impact Statement with respect to our Montanore project was issued in December 2015 by the USFS and Montana Department of Environmental Quality, and each agency issued a ROD in February 2016 providing approval for development of the Montanore project. However, private conservation groups have taken and may in the future take actions to oppose or delay the Montanore project. On May 30, 2017, the Montana Federal District Court issued Opinions and Orders in three lawsuits challenging previously granted environmental approvals for the Montanore project. The Orders overturned the approvals for the project granted by the USFS and the United States Fish and Wildlife Service, and in each case remanded the ROD and associated planning documents for further review by the agencies consistent with the Court's Opinions. In June 2017, the Court vacated the agencies’ approvals for the project. As a result, additional work must be performed by the agencies to address the deficiencies in the ROD and associated planning documents identified by the Court, and new approvals must be granted, before the project may proceed beyond certain preliminary actions. In addition, in October 2018, a court in Lincoln County, Montana found that the adit (which is an underground tunnel) which we had intended to use to develop the Montanore project trespassed on certain unpatented mining claims we do not own but which the adit goes through.  In the case, which dates back to 2008, the jury delivered a verdict against certain of our subsidiaries for $3,325,000.  We have appealed the finding of trespass and the award of damages, and we believe there are strong arguments for reversal.  We cannot assure you that the appeal will succeed, or that we will remain able to use the portion of the adit that travels beneath the surface of the unpatented claims we do not currently own.  Further, on May 6, 2019, one of our Montana subsidiaries received a letter from the Montana Department of Environmental Quality (“DEQ”) questioning the validity of its operating permit at Montanore in light of the trespass finding.  The letter gives our subsidiary 30 days to respond.  As a result, our ability to access, develop or operate the Montanore project is at risk.

In March 2018, each of Hecla Mining Company and our CEO was notified by the DEQ of alleged violations of Montana’s mine reclamation statutes and related regulations due to our CEO being an officer of a mining company that declared bankruptcy in 1998, together with the fact that subsequently, proceeds from that company's sureties were insufficient to fully fund reclamation at that company’s mine sites in Montana. To date, no action has been taken to revoke or deny any permits held by our subsidiaries, however, those subsidiaries have commenced litigation challenging the DEQ’s assertion. The DEQ in turn has initiated litigation against Hecla Mining Company and our CEO in an effort to halt the development of the Montanore and Rock Creek projects. It is possible that the litigation may be resolved unfavorably, which could have the effect of delaying, increasing the costs of, or preventing exploration and development efforts at the two projects.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this Quarterly Report.

Item 5. Other Information

On May 8, 2019, we entered into an amendment to our revolving credit agreement dated July 16, 2018 with the various financial institutions and other persons from time to time parties as lender (the “Lenders”) and The Bank of Nova Scotia, as administrative agent for the Lenders and as letter of credit issuer.  The amendment changed our leverage ratio (total debt less unencumbered cash/EBITDA) from not more than 4.50:1 to not more than the following: 5.00:1 effective April 1, 2019, returning to 4.50:1 effective October 1, 2019, and then changing to 4.00:1 effective January 1, 2020.

From time to time we enter into forward contracts to buy CAD and MXN to manage our exposure to fluctuations in the exchange rates between those currencies and the USD and the impact on our future operating costs denominated in CAD and MXN. We also enter into financially settled forward contracts to manage exposures to our metals contained in our concentrate shipments, both between the time of shipment and final settlement as well as forecasted future concentrate shipments (only lead and zinc). These currency and metal sales contracts are with The Bank of Nova Scotia, ING Capital, Canadian Imperial Bank of Commerce and JPMorgan Chase Bank, each of which is a lender under the credit agreement.  See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information the types of derivatives contracts we enter into with the lenders.

Item 6.    Exhibits

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q - March 31, 2019

Index to Exhibits

3.1

Restated Certificate of Incorporation of the Registrant. Filed as exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No 1-8491) and incorporated herein by reference.

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

4.2(b)

Supplemental Indenture, dated as of April 14, 2014, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee. Filed as exhibit 4.2 to Registrant’s Registration Statement on Form S-3ASR  filed on April 14, 2014 (Registration No. 333-19524) and incorporated herein by reference.

4.2(c)

Supplemental Indenture dated August 5, 2015, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee. Filed as exhibit 4.2 (d) to Registrant's Form 10-K for the year ended December 31, 2015 (File No. 1-8491) and incorporated herein by reference.

4.2(d)

Supplemental Indenture, dated October 26, 2016, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors hereto, and The Bank of New York Mellon Trust, N.A., as Trustee. Filed as exhibit 4.2 (e) to Registrant's Form 10-K for the year ended December 31, 2016 (File No. 1-8491) and incorporated herein by reference.

4.2(e)

Supplemental Indenture dated as of November 30, 2018, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and The Bank of New York Mellon Trust, N.A., as Trustee. Filed as exhibit 4.2(e) to Registrant’s Form 10-K for the year ended December 31, 2018 (File No. 1-8491) and incorporated herein by reference.

10.1	Short-Term Incentive Plan. (1) *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act. *

99.1

Contribution Agreement, dated as of February 26, 2016, among Hecla Mining Company, as sponsor of the Retirement Plan, the Retirement Committee, as the named fiduciary of the Retirement Plan, and U.S. Bank National Association, as trustee of the Retirement Plan Trust. Filed as exhibit 99.1 to Registrant’s Registration Statement on Form S-3 ASR filed on February 26, 2016 (Registration No. 333-209751) and incorporated herein by reference.

99.2

Contribution Agreement, dated as of February 26, 2016, among Hecla Mining Company, Hecla Limited as sponsor of the Lucky Friday Pension Plan, the Pension Committee, as the named fiduciary of the Pension Plan, and U.S. Bank National Association, as trustee of the Retirement Plan Trust. Filed as exhibit 99.2 to Registrant’s Registration Statement on Form S-3 ASR filed on February 26, 2016 (Registration No. 333-209751) and incorporated herein by reference.

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

HECLA MINING COMPANY
(Registrant)

Date:	May 9, 2019	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	May 9, 2019	By:	/s/ Lindsay A. Hall
Lindsay A. Hall, Senior Vice President and
Chief Financial Officer