Form 10-Q
period 2019-06-30
HECLA MINING CO/DE/
filed 2019-08-08
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number	1-8491

HECLA MINING COMPANY

(Exact name of registrant as specified in its Charter)

Delaware	77-0664171
State or Other Jurisdiction of	I.R.S. Employer
Incorporation or Organization	Identification No.

6500 Mineral Drive, Suite 200
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

Yes XX .    No___.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer XX.	Accelerated filer .
Non-accelerated filer .	Smaller reporting company .
Emerging growth company .

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes      .    No XX.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding August 5, 2019
Common stock, par value $0.25 per share	490,250,767

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2019

INDEX*

*Items 2, 3 and 5 of Part II are omitted as they are not applicable.

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except shares)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,434	$27,389
Accounts receivable:
Trade	6,877	4,184
Taxes	25,326	14,191
Other, net	7,367	7,443
Inventories:
Concentrates, doré, and stockpiled ore	45,285	53,172
Materials and supplies	35,317	34,361
Prepaid taxes	288	12,231
Other current assets	15,524	11,179
Total current assets	145,418	164,150
Non-current investments	5,815	6,583
Non-current restricted cash and investments	1,025	1,025
Properties, plants, equipment and mineral interests, net	2,485,869	2,520,004
Operating lease right-of-use assets	19,019	—
Non-current deferred income taxes	3,395	1,987
Other non-current assets and deferred charges	10,172	10,195
Total assets	$2,670,713	$2,703,944
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$69,336	$77,861
Accrued payroll and related benefits	21,357	30,034
Accrued taxes	1,434	7,727
Current portion of finance leases	5,392	5,264
Current portion of operating leases	6,628	—
Accrued interest	5,984	5,961
Other current liabilities	898	5,937
Current portion of accrued reclamation and closure costs	6,824	3,410
Total current liabilities	117,853	136,194
Non-current finance leases	8,013	7,871
Non-current operating leases	12,410	—
Accrued reclamation and closure costs	103,782	104,979
Long-term debt	586,667	532,799
Non-current deferred tax liability	148,338	173,537
Non-current pension liability	48,448	47,711
Other non-current liabilities	5,974	9,890
Total liabilities	1,031,485	1,012,981
Commitments and contingencies (Notes 2, 4, 7, 9, and 11)
STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, 750,000,000 authorized shares; issued and outstanding 2019 — 488,870,345 shares and 2018 — 482,603,937 shares	123,701	121,956
Capital surplus	1,895,617	1,880,481
Accumulated deficit	(323,079)	(248,308)
Accumulated other comprehensive loss	(34,670)	(42,469)
Less treasury stock, at cost; 2019 — 5,941,436 shares and 2018 — 5,226,791 shares issued and held in treasury	(22,380)	(20,736)
Total stockholders’ equity	1,639,228	1,690,963
Total liabilities and stockholders’ equity	$2,670,713	$2,703,944

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Sales of products	$134,172	$147,259	$286,789	$286,968
Cost of sales and other direct production costs	104,938	80,440	215,324	153,309
Depreciation, depletion and amortization	49,477	31,817	88,264	59,871
Total cost of sales	154,415	112,257	303,588	213,180
Gross (loss) profit	(20,243)	35,002	(16,799)	73,788
Other operating expenses:
General and administrative	8,918	9,787	18,877	17,522
Exploration	4,346	7,838	8,748	15,198
Pre-development	798	1,415	1,654	2,420
Research and development	158	2,337	561	3,773
Other operating expense	657	674	1,244	1,319
Loss (gain) on disposition or impairment of properties, plants, equipment and mineral interests	4,642	(36)	4,642	(166)
Provision for closed operations and environmental matters	1,052	1,420	1,622	2,682
Suspension-related costs	2,266	6,801	5,044	11,818
Acquisition costs	397	1,010	410	3,517
Total other operating expenses	23,234	31,246	42,802	58,083
(Loss) income from operations	(43,477)	3,756	(59,601)	15,705
Other income (expense):
Unrealized loss on investments	(1,129)	(564)	(1,033)	(254)
Gain on derivative contracts	3,798	16,804	1,999	20,811
Net foreign exchange gain (loss)	(4,381)	2,476	(7,514)	5,068
Other (expense) income	(1,187)	108	(2,311)	52
Interest expense	(11,335)	(10,079)	(22,000)	(19,873)
Total other (expense) income	(14,234)	8,745	(30,859)	5,804
(Loss) income before income taxes	(57,711)	12,501	(90,460)	21,509
Income tax benefit (provision)	11,179	(427)	18,395	(1,195)
Net (loss) income	(46,532)	12,074	(72,065)	20,314
Preferred stock dividends	(138)	(138)	(276)	(276)
(Loss) income applicable to common shareholders	$(46,670)	$11,936	$(72,341)	$20,038
Comprehensive (loss) income:
Net (loss) income	$(46,532)	$12,074	$(72,065)	$20,314
Change in fair value of derivative contracts designated as hedge transactions	3,540	(5,203)	7,799	(7,276)
Unrealized holding (losses) gains on investments	—	41	—	10
Comprehensive (loss) income	$(42,992)	$6,912	$(64,266)	$13,048
Basic (loss) income per common share after preferred dividends	$(0.10)	$0.03	$(0.15)	$0.05
Diluted (loss) income per common share after preferred dividends	$(0.10)	$0.03	$(0.15)	$0.05
Weighted average number of common shares outstanding - basic	486,065	400,619	484,438	399,972
Weighted average number of common shares outstanding - diluted	486,065	403,610	484,438	402,873
Cash dividends declared per common share	$0.0025	$0.0025	$0.0050	$0.0050

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2019	June 30, 2018
Operating activities:
Net (loss) income	$(72,065)	$20,314
Non-cash elements included in net (loss) income:
Depreciation, depletion and amortization	90,821	62,852
Adjustment of inventory to market value	1,399	—
Loss on investments	1,033	254
Loss (gain) on disposition or impairment of properties, plants, equipment, and mineral interests	4,642	(166)
Provision for reclamation and closure costs	3,209	2,640
Stock compensation	3,552	2,441
Deferred income taxes	(22,585)	(2,977)
Amortization of loan origination fees	1,252	898
Loss (gain) on derivative contracts	(6,101)	(30,236)
Foreign exchange loss (gain)	12,217	(5,348)
Other non-cash items, net	3	(35)
Change in assets and liabilities:
Accounts receivable	(12,772)	2,471
Inventories	(147)	(6,865)
Other current and non-current assets	16,784	(2,507)
Accounts payable and accrued liabilities	(12,085)	8,701
Accrued payroll and related benefits	1,660	(337)
Accrued taxes	(6,452)	(672)
Accrued reclamation and closure costs and other non-current liabilities	4,348	(4,410)
Cash provided by operating activities	8,713	47,018
Investing activities:
Additions to properties, plants, equipment and mineral interests	(71,245)	(43,304)
Proceeds from disposition of properties, plants and equipment	25	463
Purchases of investments	(107)	(31,682)
Maturities of investments	—	59,336
Net cash used in investing activities	(71,327)	(15,187)
Financing activities:
Acquisition of treasury shares	(1,644)	(2,694)
Dividends paid to common shareholders	(2,430)	(2,000)
Dividends paid to preferred shareholders	(276)	(276)
Credit availability and debt issuance fees paid	(46)	(3)
Borrowings on debt	170,000	31,024
Repayments of debt	(118,000)	—
Repayments of finance leases	(3,377)	(3,762)
Net cash provided by financing activities	44,227	22,289
Effect of exchange rates on cash	432	(532)
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(17,955)	53,588
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	28,414	187,139
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$10,459	$240,727
Significant non-cash investing and financing activities:
Addition of finance lease obligations	$3,498	$7,008
Recognition of operating lease liabilities and right-of-use assets	$22,365	$—
Payment of accrued compensation in stock	$8,274	$4,863

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

 Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars are in thousands, except for share and per share amounts)

	Three Months Ended June 30, 2019
	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, April 1, 2019	$39	$122,052	$1,882,613	$(275,188)	$(38,210)	$(20,736)	$1,670,570
Net loss				(46,532)			(46,532)
Restricted stock units granted			1,518				1,518
Common stock dividends declared ($0.0025 per common share)				(1,221)			(1,221)
Series B Preferred Stock dividends declared ($0.875 per share)				(138)			(138)
Common stock issued for 401(k) match (362,000 shares)		90	716				806
Common stock issued for employee incentive compensation (3,597,000 shares)		899	7,375			(1,644)	6,630
Common stock issued to pension plans (2,384,000 shares)		597	3,003				3,600
Common stock issued to directors (253,000 shares)		63	392				455
Other comprehensive income					3,540		3,540
Balances, June 30, 2019	$39	$123,701	$1,895,617	$(323,079)	$(34,670)	$(22,380)	$1,639,228

	Three Months Ended June 30, 2018
	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, April 1, 2018	$39	$101,290	$1,626,298	$(209,696)	$(26,767)	$(19,267)	$1,471,897
Net income				12,074			12,074
Restricted stock units granted			1,315				1,315
Restricted stock unit distributions (1,079,000 shares)		270	(270)			(1,469)	(1,469)
Common stock dividends declared ($0.0025 per common share)				(1,002)			(1,002)
Series B Preferred Stock dividends declared ($0.875 per share)				(138)			(138)
Common stock issued for 401(k) match (331,000 shares)		83	1,097				1,180
Other comprehensive income					(5,162)		(5,162)
Balances, June 30, 2018	$39	$101,643	$1,628,440	$(198,762)	$(31,929)	$(20,736)	$1,478,695

	Six Months Ended June 30, 2019
	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2019	$39	$121,956	$1,880,481	$(248,308)	$(42,469)	$(20,736)	$1,690,963
Net loss				(72,065)			(72,065)
Restricted stock units granted			3,097				3,097
Common stock dividends declared ($0.0025 per common share)				(2,430)			(2,430)
Series B Preferred Stock dividends declared ($0.875 per share)				(276)			(276)
Common stock issued for 401(k) match (745,000 shares)		186	1,594				1,780
Adjustment to fair value of warrants issued for purchase of another company			(325)				(325)
Common stock issued for employee incentive compensation (3,597,380 shares)		899	7,375			(1,644)	6,630
Common stock issued to pension plans (2,384,000 shares)		597	3,003				3,600
Common stock issued to directors (253,000 shares)		63	392				455
Other comprehensive income					7,799		7,799
Balances, June 30, 2019	$39	$123,701	$1,895,617	$(323,079)	$(34,670)	$(22,380)	$1,639,228

	Six Months Ended June 30, 2018
	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2018	$39	$100,926	$1,619,816	$(218,089)	$(23,373)	$(18,042)	$1,461,277
Net income				20,314			20,314
Change in accounting for marketable equity securities				1,289	(1,289)		—
Restricted stock units granted			2,404				2,404
Restricted stock unit distributions (1,079,000 shares)		270	(270)			(1,469)	(1,469)
Common stock dividends declared ($0.0025 per common share)				(2,000)			(2,000)
Series B Preferred Stock dividends declared ($0.875 per share)				(276)			(276)
Common stock issued for 401(k) match (552,000 shares)		138	1,936				2,074
Common stock issued for employee incentive compensation 1,237,369 shares)		309	4,554			(1,225)	3,638
Other comprehensive income					(7,267)		(7,267)
Balances, June 30, 2018	$39	$101,643	$1,628,440	$(198,762)	$(31,929)	$(20,736)	$1,478,695

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

Note 2.    Investments

At June 30, 2019 and December 31, 2018, the fair value of our non-current investments was $5.8 million and $6.6 million, respectively.  Our non-current investments consist of marketable equity securities which are carried at fair value.  The cost basis of our non-current investments was approximately $8.0 million and $7.7 million at June 30, 2019 and December 31, 2018, respectively. During the six months ended June 30, 2019, we recognized $1.0 million in net unrealized losses in current earnings. During the six months ended June 30, 2018, we recognized $0.3 million in net unrealized losses in current earnings.

Note 3.   Income Taxes

Major components of our income tax benefit (provision) for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Current:
Domestic	$(2)	$(1)	$(2)	$(1)
Foreign	(1,716)	(2,965)	(2,793)	(4,171)
Total current income tax benefit (provision)	(1,718)	(2,966)	(2,795)	(4,172)

Deferred:
Domestic	5,456	—	7,933	—
Foreign	7,441	2,539	13,257	2,977
Total deferred income tax benefit (provision)	12,897	2,539	21,190	2,977
Total income tax benefit (provision)	$11,179	$(427)	$18,395	$(1,195)

The current income tax benefits (provisions) for the three and six months ended June 30, 2019 and 2018 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income due primarily to the impact of taxation in foreign jurisdictions and a valuation allowance on the majority of U.S. deferred tax assets.

As of June 30, 2019, we have a net deferred tax liability in the U.S. of $45.4 million, a net deferred tax liability in Canada of $102.9 million, and a net deferred tax asset in Mexico of $3.4 million, for a consolidated worldwide net deferred tax liability of $144.9 million.

With the acquisition of Klondex Mines Ltd. ("Klondex") on July 20, 2018 (see Note 13), we acquired a U.S. consolidated tax group (the "Nevada U.S. Group") that did not join the existing consolidated U.S. tax group of Hecla Mining Company and subsidiaries (“Hecla U.S.”). Under acquisition accounting, we recorded a net deferred tax liability of $59.5 million. For the six months ended June 30, 2019, we recorded a tax benefit of $7.9 million in the Nevada U.S. Group. Net operating losses acquired as of the acquisition date are subject to limitation under Internal Revenue Code Section 382. However, the annual limitation is not expected to have a material impact on our ability to utilize the losses.

For Hecla U.S., we recorded a full valuation allowance in the U.S. in December 2017 as a result of U.S. tax reform. Our circumstances at June 30, 2019 continued to support a full valuation allowance in the U.S. for Hecla U.S.

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

Montanore Project

In October 2018, a court in Lincoln County, Montana found that the adit (which is an underground tunnel) which we had intended to use to develop the Montanore project trespassed on certain unpatented mining claims we do not own, but through which the adit passes. In the case, which dates back to 2008, the jury delivered a verdict against certain of our subsidiaries for $3,325,000. The subsidiaries appealed the finding of trespass and the award of damages to the Montana Supreme Court, and we believe there are strong arguments for reversal. There can be no assurance that the appeal will succeed. Further, on May 6, 2019, one of the subsidiaries received a letter from the Montana Department of Environmental Quality ("DEQ") questioning the validity of its operating permit at Montanore in light of the trespass finding. Our subsidiary responded by explaining that we do not believe the two issues are related. There has been no response to date from DEQ. Finally, on July 24, 2019, a Montana state court issued an order vacating Montanore's water discharge permit, which was renewed effective as of May 1, 2014, and remanded the matter back to DEQ. As of June 30, 2019, we have accrued $1.1 million for estimated future reclamation costs at the Montanore project, and have surety bonding in place for that amount.

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

On September 11, 2018, a lawsuit was filed in the Ontario (Canada) Superior Court of Justice by Waterton Nevada Splitter LLC against Hecla Mining Company, our subsidiary Klondex Mines Unlimited Liability Company and Havilah Mining Corporation, an entity that was formed to own the Canadian assets of Klondex that we did not acquire as part of the Klondex acquisition, and of which we own approximately 13%. The lawsuit alleges that Hecla and Havilah are in breach of contract in connection with the issuance to Waterton of warrants to purchase Hecla common stock and Havilah common shares to replace warrants to purchase Klondex common shares that Waterton owned prior to the July 2018 acquisition. The lawsuit claims Hecla and Havilah issued warrants to Waterton valued at $3.7 million but that Waterton was entitled to warrants valued at $8.9 million. We believe the lawsuit is without merit and will vigorously defend it.

On May 24, 2019, a purported Hecla stockholder filed a putative class action lawsuit in U.S. District Court for the Southern District of New York against Hecla and certain of our executive officers, one of whom is also a director. The complaint, purportedly brought on behalf of all purchasers of Hecla common stock from March 19, 2018, through and including May 8, 2019, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses. Specifically, the complaint alleges that Hecla, under the authority and control of the individual defendants, made certain false and misleading statements and allegedly omitted certain material information regarding Hecla’s Nevada Operations unit. The complaint alleges that these actions artificially inflated the market price of Hecla common stock during the class period, thus purportedly harming investors. A second suit was filed on June 19, 2019, alleging virtually identical claims. We cannot predict the outcome of these lawsuits or estimate damages if plaintiffs were to prevail. We believe that these claims are without merit and intend to defend them vigorously.

Related to the above described class action lawsuits, Hecla has been named as a nominal defendant in two shareholder derivative lawsuits which name as defendants members of Hecla’s board of directors and certain officers. The cases were filed on July 12 and August 2, 2019, respectively, in the U.S. District Court for the District of Delaware. In general terms, the suits allege (i) violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and (ii) breaches of fiduciary duties by the individual defendants and seek damages, purportedly on behalf of Hecla.

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

See Note 9 for more information.

Other Commitments

Our contractual obligations as of June 30, 2019 included approximately $2.5 million for various costs. In addition, our open purchase orders at June 30, 2019 included approximately $1.6 million, $0.4 million, $4.4 million and $0.8 million for various capital and non-capital items at the Lucky Friday, Casa Berardi, Greens Creek and Nevada Operations units, respectively. We also have total commitments of approximately $14.3 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units and total commitments of approximately $19.2 million on operating leases (see Note 9 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of June 30, 2019, we had surety bonds totaling $191.8 million and letters of credit totaling $3.0 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. Subsequent to June 30, 2019, we increased our letters of credit to a total of $23.0 million as of the date of this report. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 5.    (Loss) Earnings Per Common Share

We are authorized to issue 750,000,000 shares of common stock, $0.25 par value per share. At June 30, 2019, there were 488,870,345 shares of our common stock issued and 5,941,436 shares issued and held in treasury, for a net of 488,870,345 shares outstanding. Basic and diluted (loss) earnings per common share, after preferred dividends, was $(0.10) and $0.03 for the three-month periods ended June 30, 2019 and 2018, respectively. Basic and diluted (loss) earnings per common share, after preferred dividends, was $(0.15) and $0.05 for the six-month periods ended June 30, 2019 and 2018, respectively.

Diluted (loss) earnings per share for the three and six months ended June 30, 2019 and 2018 excludes the potential effects of outstanding shares of our convertible preferred stock, as their conversion would have no effect on the calculation of dilutive shares.

For the three-month and six-month periods ended June 30, 2019, all restricted share units, deferred shares and warrants were excluded from the computation of diluted loss per share, as our reported loss for those periods would cause them to have no effect on the calculation of loss per share. For the three-month and six-month periods ended June 30, 2018, the calculation of diluted income per share included dilutive (i) restricted stock units that were unvested or which vested in the current period of 1,268,601 and 1,179,086, respectively, and (ii) deferred shares of 1,721,932 for each period. For the three-month and six-month periods ended June 30, 2018, there were unvested restricted stock units of 2,218,281 and 2,307,796, respectively, and deferred shares of 106,185 for each period, which were not dilutive. There were no warrants outstanding during the three-month and six-month periods ended June 30, 2018.

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

The following tables present information about reportable segments for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales to unaffiliated customers:
Greens Creek	$55,398	$74,605	$135,527	$140,455
Lucky Friday	4,951	3,287	7,133	8,264
Casa Berardi	45,500	56,103	85,562	111,651
San Sebastian	10,993	13,264	23,593	26,598
Nevada Operations	17,330	—	34,974	—
	$134,172	$147,259	$286,789	$286,968
Income (loss) from operations:
Greens Creek	$9,141	$25,516	$34,574	$48,668
Lucky Friday	(2,271)	(5,261)	(5,052)	(9,407)
Casa Berardi	(15,363)	1,014	(25,882)	4,264
San Sebastian	(1,923)	(361)	(3,435)	4,656
Nevada Operations	(21,475)	—	(35,466)	—
Other	(11,586)	(17,152)	(24,340)	(32,476)
	$(43,477)	$3,756	$(59,601)	$15,705

The following table presents identifiable assets by reportable segment as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Identifiable assets:
Greens Creek	$643,811	$637,386
Lucky Friday	438,362	437,499
Casa Berardi	722,882	754,248
San Sebastian	53,606	44,152
Nevada Operations	571,177	581,194
Other	240,875	249,465
	$2,670,713	$2,703,944

Table of Co
ntents

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

The consideration we receive for our concentrate sales fluctuates due to changes in metals prices between the time of shipment and final settlement with the customer. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement with the customer. Also, it is unlikely a significant reversal of revenue for any one concentrate parcel will occur. As such, we use the expected value method to price the parcels until the final settlement date occurs, at which time the final transaction price is known. At June 30, 2019, metals contained in concentrates and exposed to future price changes totaled 1.7 million ounces of silver, 6,473 ounces of gold, 11,021 tons of zinc, and 3,142 tons of lead.  However, as discussed in Note 11, we seek to mitigate the risk of negative price adjustments by using financially-settled forward contracts for some of our sales.

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

Sales of metal concentrates and metal products are made principally to custom smelters, brokers and metals traders. The percentage of sales contributed by each segment is reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Greens Creek	41%	51%	48%	49%
Lucky Friday	4%	2%	2%	3%
Casa Berardi	34%	38%	30%	39%
San Sebastian	8%	9%	8%	9%
Nevada Operations	13%	—%	12%	—%
	100%	100%	100%	100%

Sales of products by metal for the three- and six-month periods ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Silver	$36,298	$38,425	$81,804	$73,647
Gold	78,166	77,635	157,845	150,679
Lead	6,670	10,690	15,695	19,917
Zinc	22,948	27,614	47,703	57,723
Less: Smelter and refining charges	(9,910)	(7,105)	(16,258)	(14,998)
	$134,172	$147,259	$286,789	$286,968

The following is sales information by geographic area based on the location of smelters and brokers (for concentrate shipments) and location of parent companies (for doré sales to metals traders) for the three- and six-month periods ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Canada	$78,158	$94,524	$171,030	$183,192
Korea	26,202	41,537	75,501	74,240
Japan	9,236	3,897	17,585	17,670
Netherlands	16,055	—	16,055	—
China	—	198	—	67
United States	3,228	4,407	7,801	8,488
Total, excluding gains/losses on forward contracts	$132,879	$144,563	$287,972	$283,657

Sales by significant product type for the three- and six-month periods ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Doré and metals from doré	$77,596	$75,526	$153,497	$149,018
Lead concentrate	35,742	42,149	85,042	76,483
Zinc concentrate	15,738	22,579	39,530	48,231
Bulk concentrate	3,803	4,309	9,903	9,925
Total, excluding gains/losses on forward contracts	$132,879	$144,563	$287,972	$283,657

Sales of products included net gains of $1.3 million for the second quarter of 2019 and net losses of $1.2 million for the first half of 2019 on financially-settled forward and put option contracts for silver, gold, lead and zinc contained in our concentrate sales. Sales of products for the three- and six-month periods ended June 30, 2018 included net gains of $2.7 million and $3.3 million, respectively, on forward contracts. See Note 11 for more information.

Sales of products to significant customers as a percentage of total sales were as follows for the three- and six-month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

CIBC	24%	28%	19%	38%
Scotia	28%	18%	28%	10%
Korea Zinc	20%	28%	20%	26%
Teck Metals Ltd.	3%	17%	9%	11%
Ocean Partners	12%	—%	6%	—%

Our trade accounts receivable balance related to contracts with customers was $6.9 million at June 30, 2019 and $4.2 million at December 31, 2018, and included no allowance for doubtful accounts.

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

We do not incur significant costs to obtain contracts, nor costs to fulfill contracts which are not addressed by other accounting standards. Therefore, we have not recognized an asset for such costs as of June 30, 2019 or December 31, 2018.

The sales and income (loss) from operations amounts reported above include results from our Lucky Friday segment. The Lucky Friday mine is our only operation where some of our employees are subject to a collective bargaining agreement, and the most recent agreement expired on April 30, 2016. On February 19, 2017, the unionized employees voted against our contract offer, and on March 13, 2017 went on strike and have been on strike since that time. Production at Lucky Friday was suspended from the start of the strike until July 2017, when limited production resumed. For the first six months of 2019 and 2018, suspension costs not related to production of $3.0 million and $9.4 million, respectively, along with $2.1 million and $2.4 million, respectively, in non-cash depreciation expense, are reported in a separate line item on our consolidated statements of operations. We cannot predict how long the strike will last or whether an agreement will be reached. As a result of the strike or other related events, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations. If the strike continues for a further extended period or it is determined an eventual resolution is unlikely, it may be appropriate in the future to review the carrying value of properties, plants, equipment and mineral interests at Lucky Friday. Under such review, if estimated undiscounted cash flows from Lucky Friday were less than its carrying value, an impairment loss would be recognized for the difference between the carrying value and the estimated fair value. The carrying value of properties, plants, equipment and mineral interests at Lucky Friday as of June 30, 2019 was approximately $435.9 million. However, Lucky Friday has significant identified reserves and mineralized material and a current estimated mine life of approximately 17 years.

Note 7.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Service cost	$1,100	$1,252
Interest cost	1,620	1,377
Expected return on plan assets	(1,496)	(1,634)
Amortization of prior service cost	15	15
Amortization of net loss	1,097	931
Net periodic pension cost	$2,336	$1,941

	Six Months Ended June 30,
	2019	2018
Service cost	$2,200	$2,504
Interest cost	3,240	2,754
Expected return on plan assets	(2,992)	(3,268)
Amortization of prior service cost	30	30
Amortization of net (gain) loss	2,194	1,862
Net periodic pension cost	$4,672	$3,882

For the three- and six-month periods ended June 30, 2019 and 2018, the service cost component of net periodic pension cost is included in the same line items of our condensed consolidated financial statements as other employee compensation costs. The net expense related to all other components of net periodic pension cost of $1.2 million and $2.5 million, respectively, for the three- and six-month periods ended June 30, 2019, and $0.7 million and $1.4 million, respectively, the for the three- and six-month periods ended June 30, 2018, is included in other (expense) income on our condensed consolidated statements of operations and comprehensive (loss) income.

In May 2019, we contributed $3.6 million in shares of our common stock to our defined benefit plans, and do not expect to make additional contributions to the plans in 2019. We expect to contribute approximately $0.6 million to our unfunded supplemental executive retirement plan during 2019.

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

In April 2019, the Board of Directors granted 3,597,380 shares of common stock to employees for payment of long-term incentive compensation for the period ended December 31, 2018. The shares were distributed in April 2019, and $8.3 million in expense related to the stock awards was recognized in the periods prior to March 31, 2019.

In June 2019, the Board of Directors granted the following restricted stock unit awards to employees which will result in a total expense of $5.9 million:

•	2,971,188 restricted stock units, with one third of those vesting in June 2020, one third vesting in June 2021, and one third vesting in June 2022;
•	165,764 restricted stock units, with one half of those vesting in June 2020 and one-half vesting in June 2021; and
•	63,589 restricted stock units that vest in June 2020.

Expense of $2.1 million related to the unit awards discussed above vesting in 2020 will be recognized on a straight-line basis over the 12 months following the date of the award. Expense of $2.0 million related to the unit awards discussed above vesting in 2021 will be recognized on a straight-line basis over the 24 months following the date of the award. Expense of $1.8 million related to the unit awards discussed above vesting in 2022 will be recognized on a straight-line basis over the 36-month period following the date of the award.

In June 2019, the Board of Directors granted performance-based share awards to certain executive employees. The value of the awards will be based on the ranking of the market performance of our common stock relative to the performance of the common stock of a group of peer companies over the 3-year measurement period ending December 31, 2021. The number of shares to be issued will be based on the value of the awards divided by the share price at grant date. The expense related to the performance-based awards will be recognized on a straight-line base over the 30 months following the date of the award.

Stock-based compensation expense for restricted stock unit and performance-based grants to employees and shares issued to nonemployee directors recorded in the first six months of 2019 totaled $3.6 million, compared to $2.4 million in the same period last year.

In connection with the vesting of restricted stock units and other stock grants, employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations and pays the obligations in cash.  As a result, in the first six months of 2019 we withheld 714,645 shares valued at approximately $1.6 million, or approximately $2.30 per share. In the first six months of 2018 we withheld 697,341 shares valued at approximately $2.7 million, or approximately $3.86 per share.

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

On August 5, 2019, our Board of Directors declared a common stock dividend, pursuant to the minimum annual dividend component of the policy described above, of $0.0025 per share, for a total dividend of approximately $1.0 million payable in September 2019. Because the average realized silver price for the second quarter of 2019 was $15.01 per ounce, below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 23, 2016, we may issue and sell shares of our common stock from time to time through ordinary broker transactions having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. The terms of sales transactions under the agreement, including trading day(s), number of shares sold in the aggregate, number of shares sold per trading day, and the floor selling price per share, are proposed by us to the sales agent. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. The shares issued under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. As of June 30, 2019, we had sold 7,173,614 shares under the agreement for total proceeds of approximately $24.5 million, net of commissions of approximately $0.6 million. No shares were sold under the agreement during the first six months of 2019.

Common Stock Repurchase Program

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of June 30, 2019, 934,100 shares have been purchased at an average price of $3.99 per share, leaving approximately 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at August 5, 2019, was $2.01 per share. No shares were purchased under the program during the first six months of 2019.

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

The Senior Notes are recorded net of a 2% initial purchaser discount totaling $10 million at the time of the April 2013 issuance and having an unamortized balance of $2.4 million as of June 30, 2019. The Senior Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for.  Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. During each of the six months ended June 30, 2019 and 2018, interest expense related to the Senior Notes and amortization of the initial purchaser discount and fees related to the issuance of the Senior Notes totaled $18.1 million.

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

Ressources Québec Notes

On March 5, 2018, we entered into a note purchase agreement pursuant to which we issued CAD$40 million (approximately USD$30.8 million at the time of the transaction) in aggregate principal amount of our Series 2018-A Senior Notes due May 1, 2021 (the “RQ Notes”) to Ressources Québec, a subsidiary of Investissment Québec, a financing arm of the Québec government. Because the RQ notes are denominated in CAD, the reported USD-equivalent principal balance changes with movements in the exchange rate. The RQ Notes were issued at a discount of 0.58%, or CAD$0.2 million, and bear interest at a rate of 4.68% per year, payable on May 1 and November 1 of each year, commencing May 1, 2018. The RQ Notes are senior and unsecured and are pari passu in all material respects with the Senior Notes, including with respect to guarantees of the RQ Notes by certain of our subsidiaries. The net proceeds from the RQ Notes were required to be used for development and expansion of our Casa Berardi mine. During the six months ended June 30, 2019 and 2018, interest expense related to the RQ Notes, including discount and origination fees, totaled $0.7 million for each period.

As of June 30, 2019, the annual future obligations related to our debt, including interest, were (in thousands):

Twelve-month period ending June 30,	Senior Notes	RQ Notes	Total
2020 (interest only)	$34,822	$1,430	$36,252
2021 (principal and interest)	535,518	31,756	$567,274
Total	570,340	33,186	603,526
Less: interest	(63,840)	(2,622)	$(66,462)
Principal	506,500	30,564	537,064
Less: unamortized discount	(2,396)	—	$(2,396)
Long-term debt	$504,104	$30,564	$586,667

Credit Facilities

In July 2018, we entered into a $250 million senior secured revolving credit facility which replaced our previous $100 million credit facility and has a term ending on June 14, 2022, provided, however, that if we do not refinance our outstanding Senior Notes by November 1, 2020, the term of the credit facility ends on November 1, 2020. As of June 30, 2019, the credit facility was collateralized by the assets of certain of our subsidiaries, shares of common stock held in our material domestic subsidiaries and by our joint venture interests in the Greens Creek mine, all of our rights and interests in the joint venture agreement, and all of our rights and interests in the assets of the joint venture. Below is information on the interest rates, standby fee, and financial covenant terms under our credit facility in place as of June 30, 2019:

Interest rates:
Spread over the London Interbank Offer Rate	2.25	-	3.25%
Spread over alternative base rate	1.25	-	2.25%
Standby fee per annum on undrawn amounts		0.50%
Covenant financial ratios:
Senior leverage ratio (debt secured by liens/EBITDA) [1]	not more than 2.50:1
Leverage ratio (total debt less unencumbered cash/EBITDA) [1]	not more than 4.50:1
Interest coverage ratio (EBITDA/interest expense) [1]	not less than 3.00:1

1 EBITDA is calculated as defined in the credit agreement.

In July 2019, we entered into an amendment to the revolving credit facility to, among other things:

i.	change the leverage ratio to not more than:
1.	6.50:1 as of the last day of any fiscal quarter ending on or after June 30, 2019 but on or prior to September 30, 2019;
2.	6.00:1 as of the last day of the fiscal quarter ending December 31, 2019;
3.	5.50:1 as of the last day of the fiscal quarter ending March 31, 2020;
4.	5.00:1 as of the last day of the fiscal quarter ending June 30, 2020; and
5.	4.00:1 as of the last day of any fiscal quarter ending September 30, 2020 and thereafter.

ii.

lower the amount available to be borrowed to $150 million until the earlier of (i) our election to restore the amount available to $250 million following the fiscal quarter ending September 30, 2020 or (ii) our election to restore the amount available to $250 million by demonstrating two consecutive quarters of leverage ratio less than or equal to 4.00:1 beginning in the third quarter of 2019.

iii.

add Hecla Quebec as a Guarantor on the credit facility, pledge the equity of our ownership of Hecla Quebec (which owns the Casa Berardi mine), and grant a first priority lien on Casa Berardi and its related assets.

We are also able to obtain letters of credit under the facility, and for any such letters we are required to pay a participation fee of between 2.25% and 3.25% based on our total leverage ratio, as well as a fronting fee to each issuing bank of 0.20% annually on the average daily dollar amount of any outstanding letters of credit. There were $3.0 million in letters of credit outstanding as of June 30, 2019. Subsequent to June 30, 2019, we utilized an additional $20.0 million in letters of credit for financial support for environmental reclamation obligations, and there is a total of $23.0 million in letters of credit outstanding as of the date of this report.

We believe we were in compliance with all covenants under the credit agreement, and had $52.0 million drawn under the agreement, in addition to the $3.0 million in letters of credit outstanding, as of June 30, 2019.

Finance Leases

We have entered into various lease agreements, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units, which we have determined to be finance leases.  At June 30, 2019, the total liability balance associated with finance leases, including certain purchase option amounts, was $13.4 million, with $5.4 million of the liability classified as current and the remaining $8.0 million classified as non-current. At December 31, 2018, the total liability balance associated with finance leases was $13.1 million, with $5.3 million of the liability classified as current and $7.9 million classified as non-current. The right-of-use assets for our finance leases are recorded in properties, plants, equipment and mineral interests, net, on our condensed consolidated balance sheets and totaled $20.1 million as of June 30, 2019 and $20.0 million as of December 31, 2018, net of accumulated depreciation. Expense during the first half of 2019 related to finance leases included $3.4 million for amortization of the right-of-use assets and $0.4 million for interest expense. The total obligation for future minimum payments on finance leases was $14.3 million at June 30, 2019, with $0.9 million attributed to interest. The weighted-average remaining lease term for our finance leases as of June 30, 2019 was approximately 1.8 years.

At June 30, 2019, the annual maturities of finance lease commitments, including interest, were (in thousands):

Twelve-month period ending June 30,
2020	$6,047
2021	4,886
2022	2,845
2023	487
Total	14,265
Less: imputed interest	(860)
Finance lease liability	$13,405

Operating Leases

We have entered into various lease agreements, primarily for equipment, buildings and other facilities, and land at our operating units and corporate offices, which we have determined to be operating leases.  Some of the operating leases allow for extension of the lease beyond the current term at our option. We have considered the likelihood and estimated duration of the extension options in determining the lease term for measurement of the liability and right-of-use asset. For our operating leases as of June 30, 2019, we have assumed discount rates of between 5% and 6.5%. At June 30, 2019, the total liability balance associated with the operating leases was $19.0 million, with $6.6 million of the liability classified as current and the remaining $12.4 million classified as non-current. The right-of-use assets for our operating leases are recorded as a non-current asset on our condensed consolidated balance sheets and totaled $19.0 million as of June 30, 2019. Lease expense on operating leases during the first half of 2019 totaled $4.0 million. The total obligation for future minimum operating lease payments, including assumed extensions beyond the current lease terms, was $19.2 million at June 30, 2019. The weighted-average remaining lease term for our operating leases as of June 30, 2019 was approximately 4.5 years.

At June 30, 2019, the annual maturities of undiscounted operating lease payments, including assumed extensions beyond the current lease terms, were (in thousands):

Twelve-month period ending June 30,
2020	$7,585
2021	3,703
2022	3,099
2023	2,286
2024	1,181
More than 5 years	1,316
Total	19,170
Effect of discounting	(132)
Operating lease liability	$19,038

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

Note 11.    Derivative Instruments

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi and San Sebastian mines are U.S. dollar ("USD")-functional entities which routinely incur expenses denominated in Canadian dollars ("CAD") and Mexican pesos ("MXN"), respectively, and such expenses expose us to exchange rate fluctuations between the USD and CAD and MXN. In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a program to manage our exposure to the impact of fluctuations in the exchange rate between the USD and MXN on our future operating costs denominated in MXN. The programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of June 30, 2019, we have 127 forward contracts outstanding to buy CAD$283.2 million having a notional amount of US$218.5 million, and 14 forward contracts outstanding to buy MXN$67.3 million having a notional amount of USD$3.3million. The CAD contracts are related to forecasted cash operating costs at Casa Berardi to be incurred from 2019 through 2023 and have CAD-to-USD exchange rates ranging between 1.2702 and 1.3332. The MXN contracts are related to forecasted cash operating costs at San Sebastian to be incurred from 2019 through 2020 and have MXN-to-USD exchange rates ranging between 20.2420 and 20.8550. Our risk management policy provides that up to 75% of our planned cost exposure for 5 years into the future may be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of June 30, 2019, we recorded the following balances for the fair value of the contracts:

•	a current asset of $0.6 million, which is included in other current assets;
•	a non-current asset of $0.5 million, which is included in other non-current assets;
•	a current liability of $0.6 million, which is included in other current liabilities; and
•	a non-current liability of $1.1 million, which is included in other non-current liabilities.

Net unrealized losses of approximately $1.0 million related to the effective portion of the hedges were included in accumulated other comprehensive loss as of June 30, 2019. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $0.3 million in net unrealized losses included in accumulated other comprehensive loss as of June 30, 2019 would be reclassified to current earnings in the next twelve months. Net realized losses of approximately $0.7 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the six months ended June 30, 2019. No net unrealized gains or losses related to ineffectiveness of the hedges were included in current earnings for the six months ended June 30, 2019.

Metals Prices

We may at times use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in market prices. Our risk management policy allows for up to 75% of our planned metals price exposure for 5 years into the future, with certain other limitations, to be covered under such programs that would establish a ceiling for prices to be realized on future metals sales. These instruments do, however, expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions.

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our Greens Creek concentrate shipments between the time of shipment and final settlement. In addition, we currently use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future Greens Creek concentrate shipments. The following tables summarize the quantities of metals for which we have entered into forward sales contracts at June 30, 2019 and December 31, 2018:

June 30, 2019	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2019 settlements	—	—	15,047	3,329	N/A	N/A	$1.19	$0.89
Contracts on forecasted sales
2019 settlements	—	—	25,629	1,653	N/A	N/A	$1.25	$0.96
2020 settlements	—	—	12,125	1,102	N/A	N/A	$1.27	$0.96

December 31, 2018	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2019 settlements	842	4	18,450	2,700	$14.69	$1,260	$1.15	$0.89

In June 2019, we began using financially-settled put option contracts to manage the exposure of our forecasted future gold and silver sales to reductions in market prices for those metals. These put contracts give as the option, but not the obligation, to sell quantities of silver and gold in the future at established prices. The following table summarizes the quantities of metals for which we have entered into put contracts and the average exercise prices as of June 30, 2019:

June 30, 2019	Ounces under contract (in 000's)		Average price per ounce
	Silver	Gold	Silver	Gold
	(ounces)	(ounces)	(ounces)	(ounces)
Contracts on forecasted sales
2019 settlements	3,059	106	$14.56	$1,317

In July 2019, we entered into additional put contracts which establish the minimum prices at which we can sell up to approximately 8.6 million ounces of silver and 194,000 ounces of gold at $15.13 and $1,400, respectively, per ounce. These contracts relate to production for the remainder of 2019 and a portion of 2020, and have total premiums of approximately $12.0 million to be paid upon settlement.

These forward and put option contracts are not designated as hedges and are marked-to-market through earnings each period.

We recorded a current asset of $5.9 million for the fair value of the contracts outstanding, and a current liability of $4.0 million for premiums on the put contracts, as of June 30, 2019.

We recognized a $1.2 million net loss during the first six months of 2019 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $2.0 million net gain during the first half of 2019 on the contracts utilized to manage exposure to prices for forecasted future sales. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net gain for the first half of 2019 is the result of decreasing zinc and lead prices, partially offset by increasing gold and silver prices. This program, when utilized, is designed to mitigate the impact of potential future declines in gold, silver, lead and zinc prices from the price levels established in the contracts (see average price information below). When those prices increase compared to the contract prices, we incur losses on the contracts.

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our revolving credit agreement would cause a default under the derivative contract. As of June 30, 2019, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these agreements was $1.7 million as of June 30, 2019, which includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at June 30, 2019, we could have been required to settle our obligations under the agreements at their termination value of $1.7 million.

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

Description	Balance at June 30, 2019	Balance at December 31, 2018	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$9,434	$27,389	Level 1
Available for sale securities:
Equity securities – mining industry	5,815	6,583	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	6,877	4,184	Level 2
Restricted cash balances:
Certificates of deposit and other deposits	1,025	1,025	Level 1
Derivative contracts:
Foreign exchange contracts	1,014	209	Level 2
Metal forward and put option contracts	5,936	23	Level 2
Total assets	$30,101	$39,413

Liabilities:
Derivative contracts:
Foreign exchange contracts	$1,702	$373	Level 2
Metal forward and put option contracts	—	8,595	Level 2
Total Liabilities	$1,702	$8,968

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

Trade accounts receivable include amounts due to us for shipments of concentrates, doré and metals sold from doré to customers.  Revenues and the corresponding accounts receivable for sales of metals products are recorded when title and risk of loss transfer to the customer (generally at the time of ship loading, or at the time of customer arrival for trucked products).  Sales of concentrates are recorded using estimated forward prices for the anticipated month of settlement applied to our estimate of payable metal quantities contained in each shipment.  Sales are recorded net of estimated treatment and refining charges, which are also impacted by changes in metals prices and quantities of contained metals.  We estimate the prices at which sales of our concentrates will be settled due to the time elapsed between shipment and final settlement with the customer.  Receivables for previously recorded concentrate sales are adjusted to reflect estimated forward metals prices at the end of each period until final settlement by the customer.  We obtain the forward metals prices used each period from a pricing service.  Changes in metals prices between shipment and final settlement result in changes to revenues previously recorded upon shipment.  The embedded derivative contained in our concentrate sales is adjusted to fair market value through earnings each period prior to final settlement.

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

We use financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments that have not reached final settlement.  We also use financially-settled forward and put option contracts to manage the exposure to changes in prices of gold, silver, zinc and lead contained in our forecasted future sales (see Note 11 for more information).  These contracts do not qualify for hedge accounting, and are marked-to-market through earnings each period.  The fair value of each forward contract represents the present value of the difference between the forward metal price for the contract settlement period as of the measurement date and the contract settlement metal price. The fair value of each put option contract is measured using the Black-Scholes pricing model, with inputs for the period-end metal price and assumed metal price volatility and discount rate.

Our Senior Notes, which were recorded at their carrying value of $504.1 million, net of unamortized initial purchaser discount at June 30, 2019, had a fair value of $483.4 million at June 30, 2019. Quoted market prices, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. See Note 9 for more information.

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

The following summarizes the allocation of purchase price to the fair value of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Consideration:
Cash payments	$161,704
Hecla stock issued (75,276,176 shares at $3.22 per share)	242,389
Hecla warrants issued	9,830
Total consideration	$413,923

Fair value of net assets acquired:
Assets:
Cash	$12,874
Accounts receivable	3,453
Inventory - supplies	6,565
Inventory - finished goods, in-process material and stockpiled ore	10,075
Other current assets	2,583
Properties, plants, equipment and mineral interests	510,015
Non-current investments	1,596
Non-current restricted cash and investments	9,504
Total assets	556,665
Liabilities:
Accounts payable and accrued liabilities	17,799
Accrued payroll and related benefits	8,245
Accrued taxes	421
Lease liability	2,080
Debt	35,086
Asset retirement obligation	19,571
Deferred tax liability	59,540
Total liabilities	142,742
Net assets	$413,923

The allocation of purchase price above was finalized in the second quarter of 2019, with adjustments made to the previously-reported preliminary allocation to decrease the property, plants, equipment and mineral interests, accrued payroll and related benefits, and deferred tax liability balances by $2.8 million, $2.1 million and $0.7 million, respectively.

In the second quarter of 2019, we conducted a review of our Nevada operations which resulted in (i) a plan to curtail development and limit near-term mining at Fire Creek to areas where development has already been completed and (ii) suspension of production at Hollister and development of the Hatter Graben project at Hollister, resulting in lower anticipated near-term production and capitalized development costs.  We determined this review and the resulting plans represented a triggering event requiring an assessment of recoverability of the carrying value of our long-lived assets ("carrying value assessment") in Nevada.  In our carrying value assessment, our estimate of undiscounted future cash flows exceeded the carrying value of the Nevada assets, and we concluded impairment was not indicated, as of June 30, 2019.  Estimates of undiscounted future cash flows are dependent upon, among other factors, estimates of: (i) metals to be extracted and recovered from proven and probable ore reserves and identified mineralization beyond proven and probable reserves, (ii) future operating and capital costs, and (iii) future metals prices. The carrying value assessment assumed a slow-down and deferral of near-term production over a period of twelve months as we continue to address operational challenges and assess the appropriate next steps.  In the assessment, resumption of previously-anticipated production levels is assumed to take place in the first part of 2021; however, this will be contingent upon the resolution of operational issues, including, but not limited to: (i) ore grade control, (ii) mill recoveries and reconciliation, (iii) the potential availability of third-party processing of ore produced at the Fire Creek mine, and (iv) availability of sufficient resources (including funding) to resume and complete necessary development work and drilling on a timely basis (collectively the "Operational Issues").

Our estimates of undiscounted future cash flows for our Nevada assets are most sensitive to (i) changes in metal prices and (ii) the timely resumption of previously-anticipated production levels. Our carrying value assessment assumed a weighted-average gold price of approximately $1,345 per ounce.  A sensitivity analysis was performed, and decreasing the weighted-average gold price assumption to below approximately $1,280 per ounce, with all other variables held constant, would have resulted in estimated undiscounted future cash flows that were less than the carrying value of the Nevada assets as of June 30, 2019.  If events or changes occur that adversely affect our estimate of undiscounted future cash flows from our Nevada assets, including (i) an increase in expected costs, (ii) a sustained decline in metals prices, or (iii) suspension of production and placement of our Nevada operations on care-and-maintenance due to the inability to resolve the Operational Issues identified above in a timely manner, or other factors, we may be required to again perform the carrying value assessment for our Nevada assets.  If a future assessment indicates the carrying value of the assets exceeds the estimated undiscounted future cash flows, an impairment loss, which could be material, would be recognized for the difference between the carrying value and fair value of the assets. We currently do not expect a further delay in resumption of previously-anticipated production levels beyond the first part of 2021. However, if it is determined a viable longer-term production plan that addresses the Operational Issues identified above cannot be established, the recoverability of the carrying value of the Nevada assets would be impacted, resulting in a review at that time. The estimate of potential impairment involves significant judgment and assumptions, and no assurance can be given as to whether we will recognize an impairment in the future or the amount of a potential impairment. The carrying value of our properties, plants, equipment and mineral interests in Nevada as of June 30, 2019 was $545.4 million, including $382.2 million attributable to value beyond proven and probable reserves.

See Part II, Item 1A - Risk Factors for a discussion of certain risks relating to our recent and ongoing analysis of the carrying value of the Nevada assets.

Note 14.    Guarantor Subsidiaries

Presented below are Hecla’s unaudited interim condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of Hecla's subsidiaries of the Senior Notes and RQ Notes (see Note 9 for more information). As of June 30, 2019, the Guarantors consist of the following of Hecla's 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Hecla Montana, Inc.; Revett Silver Company; RC Resources, Inc.; Troy Mine Inc.; Revett Exploration, Inc.; Revett Holdings, Inc.; Mines Management, Inc.; Newhi, Inc.; Montanore Minerals Corp.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; Hecla Juneau Mining Company; Klondex Holdings Inc.; Klondex Gold & Silver Mining Co.; Klondex Midas Holdings Limited; Klondex Aurora Mine Inc.; and Klondex Hollister Mine Inc. It is expected that in the third quarter of 2019 Hecla Quebec Inc. will be added as a Guarantor of the Senior Notes and RQ Notes. We completed the initial offering of the Senior Notes on April 12, 2013, and a related exchange offer for virtually identical notes registered with the SEC on January 3, 2014. We issued the RQ Notes on March 5, 2018.

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

Unaudited Interim Condensed Consolidating Balance Sheets

	As of June 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$14	$2,107	$7,313	$—	$9,434
Other current assets	12,108	62,222	61,728	(74)	135,984
Properties, plants, equipment and mineral interests, net	1,913	1,785,072	698,884	—	2,485,869
Intercompany receivable (payable)	152,061	(364,163)	(199,609)	411,711	—
Investments in subsidiaries	1,506,079	—	—	(1,506,079)	—
Other non-current assets	286,460	22,798	(117,873)	(151,959)	39,426
Total assets	$1,958,635	$1,508,036	$450,443	$(1,246,401)	$2,670,713
Liabilities and Stockholders' Equity
Current liabilities	$(314,607)	$122,102	$44,741	$265,617	$117,853
Long-term debt	586,667	18,226	2,197	—	607,090
Non-current portion of accrued reclamation	—	89,209	14,573	—	103,782
Non-current deferred tax liability	—	66,781	87,496	(5,939)	148,338
Other non-current liabilities	47,347	6,116	959	—	54,422
Stockholders' equity	1,639,228	1,205,602	300,477	(1,506,079)	1,639,228
Total liabilities and stockholders' equity	$1,958,635	$1,508,036	$450,443	$(1,246,401)	$2,670,713

	As of December 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$6,265	$8,661	$12,463	$—	$27,389
Other current assets	6,388	69,574	60,868	(69)	136,761
Properties, plants, equipment and mineral interests, net	1,913	1,795,994	722,097	—	2,520,004
Intercompany receivable (payable)	171,905	(222,815)	(171,834)	222,744	—
Investments in subsidiaries	1,577,564	—	—	(1,577,564)	—
Other non-current assets	276,641	9,030	(122,969)	(142,912)	19,790
Total assets	$2,040,676	$1,660,444	$500,625	$(1,497,801)	$2,703,944
Liabilities and Stockholders' Equity
Current liabilities	$(234,133)	$118,863	$45,922	$205,542	$136,194
Long-term debt	532,799	141,870	1,989	(135,988)	540,670
Non-current portion of accrued reclamation	—	94,602	10,377	—	104,979
Non-current deferred tax liability	—	64,639	98,689	10,209	173,537
Other non-current liabilities	51,047	5,659	895	—	57,601
Stockholders' equity	1,690,963	1,234,811	342,753	(1,577,564)	1,690,963
Total liabilities and stockholders' equity	$2,040,676	$1,660,444	$500,625	$(1,497,801)	$2,703,944

Unaudited Interim Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$1,292	$76,213	$56,667	$—	$134,172
Cost of sales	(257)	(58,994)	(45,687)	—	(104,938)
Depreciation, depletion, amortization	—	(29,068)	(20,409)	—	(49,477)
General and administrative	(4,766)	(3,738)	(414)	—	(8,918)
Exploration and pre-development	(3)	(2,097)	(3,044)	—	(5,144)
Research and development	—	(153)	(5)	—	(158)
Gain on derivative contracts	3,798	—	—	—	3,798
Acquisition costs	(163)	(81)	(153)	—	(397)
Equity in earnings of subsidiaries	(48,370)	—	—	48,370	—
Other expense	1,939	(6,091)	(20,058)	(2,439)	(26,649)
Income (loss) before income taxes	(46,530)	(24,009)	(33,103)	45,931	(57,711)
(Provision) benefit from income taxes	(2)	(2,859)	11,601	2,439	11,179
Net income (loss)	(46,532)	(26,868)	(21,502)	48,370	(46,532)
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common stockholders	(46,670)	(26,868)	(21,502)	48,370	(46,670)
Net income (loss)	(46,532)	(26,868)	(21,502)	48,370	(46,532)
Changes in comprehensive income (loss)	3,540	—	—	—	3,540
Comprehensive income (loss)	$(42,992)	$(26,868)	$(21,502)	$48,370	$(42,992)

	Six Months Ended June 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(1,185)	$178,645	$109,329	$—	$286,789
Cost of sales	(718)	(125,863)	(88,743)	—	(215,324)
Depreciation, depletion, amortization	—	(49,940)	(38,324)	—	(88,264)
General and administrative	(9,159)	(8,849)	(869)	—	(18,877)
Exploration and pre-development	(19)	(3,641)	(6,742)	—	(10,402)
Research and development	—	(506)	(55)	—	(561)
Loss on derivative contracts	1,999	—	—	—	1,999
Acquisition costs	(121)	(136)	(153)	—	(410)
Equity in earnings of subsidiaries	(70,803)	—	—	70,803	—
Other expense	7,943	(11,821)	(32,700)	(8,832)	(45,410)
Income (loss) before income taxes	(72,063)	(22,111)	(58,257)	61,971	(90,460)
(Provision) benefit from income taxes	(2)	(6,775)	16,340	8,832	18,395
Net income (loss)	(72,065)	(28,886)	(41,917)	70,803	(72,065)
Preferred stock dividends	(276)	—	—	—	(276)
Income (loss) applicable to common stockholders	(72,341)	(28,886)	(41,917)	70,803	(72,341)
Net income (loss)	(72,065)	(28,886)	(41,917)	70,803	(72,065)
Changes in comprehensive income (loss)	7,799	—	—	—	7,799
Comprehensive income (loss)	$(64,266)	$(28,886)	$(41,917)	$70,803	$(64,266)

	Three Months Ended June 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$2,697	$75,197	$69,365	$—	$147,259
Cost of sales	(73)	(37,489)	(42,878)	—	(80,440)
Depreciation, depletion, amortization	—	(11,996)	(19,821)	—	(31,817)
General and administrative	(4,615)	(4,602)	(570)	—	(9,787)
Exploration and pre-development	(72)	(3,064)	(6,117)	—	(9,253)
Research and development	—	(1,579)	(758)	—	(2,337)
Gain on derivative contracts	16,804	—	—	—	16,804
Acquisition costs	(940)	(68)	(2)	—	(1,010)
Foreign exchange gain (loss)	(5,731)	(74)	8,281	—	2,476
Suspension costs	—	(6,801)	—	—	(6,801)
Equity in earnings of subsidiaries	5,745	—	—	(5,745)	—
Other (expense) income	(1,741)	(1,616)	(5,522)	(3,714)	(12,593)
Income (loss) before income taxes	12,074	7,908	1,978	(9,459)	12,501
(Provision) benefit from income taxes	—	(3,715)	(426)	3,714	(427)
Net income (loss)	12,074	4,193	1,552	(5,745)	12,074
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common stockholders	11,936	4,193	1,552	(5,745)	11,936
Net income (loss)	12,074	4,193	1,552	(5,745)	12,074
Changes in comprehensive income (loss)	(5,162)	—	—	—	(5,162)
Comprehensive income (loss)	$6,912	$4,193	$1,552	$(5,745)	$6,912

	Six Months Ended June 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$3,312	$145,408	$138,248	$—	$286,968
Cost of sales	402	(72,190)	(81,521)	—	(153,309)
Depreciation, depletion, amortization	—	(23,256)	(36,615)	—	(59,871)
General and administrative	(8,448)	(8,050)	(1,024)	—	(17,522)
Exploration and pre-development	(127)	(5,003)	(12,488)	—	(17,618)
Research and development	—	(2,061)	(1,712)	—	(3,773)
Loss on derivative contracts	20,811	—	—	—	20,811
Acquisition costs	(3,300)	(68)	(149)	—	(3,517)
Foreign exchange gain (loss)	(14,435)	(74)	19,577	—	5,068
Suspension costs	—	(11,818)	—	—	(11,818)
Equity in earnings of subsidiaries	23,513	—	—	(23,513)	—
Other (expense) income	(1,414)	(3,393)	(9,901)	(9,202)	(23,910)
Income (loss) before income taxes	20,314	19,495	14,415	(32,715)	21,509
(Provision) benefit from income taxes	—	(9,203)	(1,194)	9,202	(1,195)
Net income (loss)	20,314	10,292	13,221	(23,513)	20,314
Preferred stock dividends	(276)	—	—	—	(276)
Income (loss) applicable to common stockholders	20,038	10,292	13,221	(23,513)	20,038
Net income (loss)	20,314	10,292	13,221	(23,513)	20,314
Changes in comprehensive income (loss)	(7,267)	—	38	(38)	(7,267)
Comprehensive income (loss)	$13,048	$10,292	$13,259	$(23,551)	$13,048

Unaudited Interim Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(168,393)	$2,714	$12,414	$137,550	$8,713
Cash flows from investing activities:
Additions to properties, plants, and equipment	—	(52,144)	(19,101)		(71,245)
Other investing activities, net	71,485	17	(99)	(71,485)	(82)
Cash flows from financing activities:
Dividends paid to stockholders	(2,706)	—	—		(2,706)
Issuance of debt	170,000	—	—		170,000
Payments on debt	(118,000)	(2,475)	(902)		(121,377)
Other financing activity	41,363	20,906	2,106	(66,065)	(1,690)
Effect of exchange rate changes on cash	—	—	432		432
Changes in cash, cash equivalents and restricted cash and cash equivalents	(6,251)	(6,554)	(5,150)	—	(17,955)
Beginning cash, cash equivalents and restricted cash and cash equivalents	6,265	9,686	12,463		28,414
Ending cash, cash equivalents and restricted cash and cash equivalents	$14	$3,132	$7,313	$—	$10,459

	Six Months Ended June 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$27,981	$60,805	$2,166	$(43,934)	$47,018
Cash flows from investing activities:
Additions to properties, plants, and equipment	—	(25,454)	(17,850)	—	(43,304)
Other investing activities, net	6,294	44	420	21,359	28,117
Cash flows from financing activities:
Dividends paid to stockholders	(2,276)	—	—	—	(2,276)
Borrowings on debt	31,024	—	—	—	31,024
Payments on debt	—	(1,393)	(2,369)	—	(3,762)
Other financing activity	(3,544)	(40,658)	18,930	22,575	(2,697)
Effect of exchange rate changes on cash	—	—	(532)	—	(532)
Changes in cash, cash equivalents and restricted cash and cash equivalents	59,479	(6,656)	765	—	53,588
Beginning cash, cash equivalents and restricted cash and cash equivalents	103,878	32,048	51,213	—	187,139
Ending cash, cash equivalents and restricted cash and cash equivalents	$163,357	$25,392	$51,978	$—	$240,727

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2018, as updated in Part II, Item 1A – Risk Factors in our quarterly report on Form 10-Q for the quarter ended March 31, 2019 and in Part II, Item 1A – Risk Factors in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

A number of key factors may impact the execution of our strategy, including regulatory issues and metals prices. Metals prices can be very volatile. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control. Average market prices of silver, gold, lead, and zinc in the first six months of 2019 were lower than their levels from the comparable period last year, as illustrated by the table in Results of Operations below. While we believe current global economic and industrial trends could result in continued demand for the metals we produce, prices have been volatile and there can be no assurance that current prices will continue. However, as discussed in Item 3. Quantitative and Qualitative Disclosures About Market Risk below, we utilize financially-settled forward and put option contracts to manage our exposure to changes in prices for the metals we produce.

The total principal amount of our Senior Notes due May 1, 2021 is $506.5 million and they bear interest at a rate of 6.875% per year. The net proceeds from the Senior Notes were primarily used for the acquisition of Aurizon in June 2013. In addition, in March 2018 we entered into a note purchase agreement pursuant to which we issued CAD$40 million (approximately USD$30.8 million at the time of the transaction) in aggregate principal amount of our Series 2018-A Senior Notes due May 1, 2021 (the “RQ Notes”) to Ressources Québec which have an annual coupon rate of 4.68%. The net proceeds from the RQ Notes were used for development and expansion of our Casa Berardi unit. Also, we had $52.0 million drawn on our revolving credit facility as of June 30, 2019. See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our debt arrangements. As discussed in the Financial Liquidity and Capital Resources section below, we believe that we will be able to meet the obligations associated with the Senior Notes, RQ Notes and amounts drawn on our revolving credit facility; however, a number of factors could impact our ability to meet the debt obligations and fund our other projects.

On July 20, 2018, we completed the acquisition of all of the issued and outstanding common shares of Klondex for total consideration valued at approximately $413.9 million at the time of consummation of the acquisition. See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. As a result of the acquisition, we own 100% of three land packages in northern Nevada totaling approximately 110 square miles and containing operating or previously-operating mines with a history of high-grade gold production, which we believe to be prospective and under-explored. The acquired properties include the Hatter Graben development project near the Hollister mine, where we have started construction of an access drift, the Fire Creek mine, which we believe has been under-developed and has the potential for continued production, and various other gold properties. We believe the acquisition has the potential to increase our annual gold production. We are faced with the challenge of integrating the acquisition and assuming operating responsibility for Klondex's mines and other operations. See Item 1A Risk Factors - Operating, Development, Exploration and Acquisition Risks in our annual report filed on Form 10-K for the year ended December 31, 2018, as updated in Part II, Item 1A – Risk Factors in our quarterly report filed on Form 10-Q for the quarter ended March 31, 2019 for risks associated with our acquisition of Klondex. Because total production and capital costs have exceeded sales at our Nevada operations since the acquisition, we conducted a review of our Nevada operations during the second quarter of 2019. The review resulted in a plan for lower anticipated near-term production and capitalized development costs there. See The Nevada Operations section below and Part II, Item 1A – Risk Factors for more information.

On June 15, 2015, we completed the acquisition of Revett Mining Company, giving us 100% ownership of the Rock Creek project, a significant undeveloped silver and copper deposit in northwestern Montana. And, on September 13, 2016, we completed the acquisition of Mines Management, Inc., giving us 100% ownership of the Montanore project, another significant undeveloped silver and copper deposit located approximately 10 miles from our Rock Creek project. Development of Rock Creek and Montanore has been challenged by non-governmental organizations and governmental agencies at various times, including a recent (i) questioning of the validity of the operating permit at Montanore by the Montana Department of Environmental Quality, and (ii) court decision vacating Montanore's most recent water discharge permit renewal. In addition, a State court remanded back to the Montana Department of Natural Resources and Conservation for further consideration a water right permit it had issued for the Rock Creek project. This decision does not impact advancing the evaluation phase of the project as recently authorized by the U.S. Forest Service in its Record of Decision. The evaluation phase is necessary to obtain needed information to further assess the mineralization, geohydrology and other potential environmental effects of a future full mining project at Rock Creek. Thus, there can be no assurance that we will be able to obtain the permits required to develop these projects. See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) and Part II, Item 1A – Risk Factors in our quarterly report filed on Form 10-Q for the quarter ended March 31, 2019 for more information.

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

We strive to achieve excellent mine safety and health performance. We seek to implement this goal by: training employees in safe work practices; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; involving employees in the establishment of safety standards; and participating in the National Mining Association’s CORESafety program. We attempt to implement reasonable best practices with respect to mine safety and emergency preparedness. We work with the Mine Safety and Health Administration (“MSHA”) to address issues outlined in its investigations and inspections and continue to evaluate our safety practices.

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

Results of Operations

Sales of products by metal for the three- and six-month periods ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Silver	$36,298	$38,425	$81,804	$73,647
Gold	78,166	77,635	157,845	150,679
Lead	6,670	10,690	15,695	19,917
Zinc	22,948	27,614	47,703	57,723
Less: smelter charges	(9,910)	(7,105)	(16,258)	(14,998)
Sales of products	$134,172	$147,259	$286,789	$286,968

The fluctuations in sales for the second quarter and first six months of 2019 compared to the same periods of 2018 were primarily due to:

•

Lower average realized prices for silver, lead and zinc. Realized prices for gold were slightly higher in the second quarter of 2019, and slightly lower in the first half of 2019, compared to the same periods of 2018. These price variances are illustrated in the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Silver –	London PM Fix ($/ounce)	$14.89	$16.53	$15.23	$16.65
	Realized price per ounce	$15.01	$16.61	$15.39	$16.72
Gold –	London PM Fix ($/ounce)	$1,310	$1,306	$1,307	$1,318
	Realized price per ounce	$1,322	$1,302	$1,315	$1,316
Lead –	LME Final Cash Buyer ($/pound)	$0.85	$1.08	$0.89	$1.11
	Realized price per pound	$0.84	$1.13	$0.89	$1.16
Zinc –	LME Final Cash Buyer ($/pound)	$1.25	$1.41	$1.24	$1.48
	Realized price per pound	$1.17	$1.29	$1.23	$1.39

Average realized prices typically differ from average market prices primarily because Greens Creek concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement.  For the second quarter and first six months of 2019, we recorded net negative price adjustments to provisional settlements of $1.2 million and $0.7 million, respectively, compared to net negative price adjustments to provisional settlements of $2.5 million and $2.6 million, respectively, in the second quarter and first six months of 2018. The price adjustments related to silver, gold, zinc and lead contained in our concentrate shipments were largely offset by gains and losses on forward contracts for those metals for each period. See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.

•

Higher quantities of silver, gold, and lead sold as a result of higher production of those metals, partially offset by lower zinc volume, in the first half of 2019. However, in the second quarter of 2019, lead and gold sales volumes were lower compared to the second quarter of 2018. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, The San Sebastian Segment and The Nevada Operations Segment sections below for more information on metal production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Silver -	Ounces produced	3,018,765	2,596,423	5,941,896	5,130,518
	Payable ounces sold	2,418,586	2,313,753	5,316,669	4,405,217
Gold -	Ounces produced	60,768	60,313	120,789	118,121
	Payable ounces sold	59,127	59,643	120,063	114,482
Lead -	Tons produced	5,515	5,522	11,299	11,149
	Payable tons sold	3,963	4,745	8,811	8,613
Zinc -	Tons produced	13,315	14,299	27,259	29,510
	Payable tons sold	9,823	10,686	19,356	20,790

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

We recorded losses applicable to common shareholders of $46.7 million ($0.10 per basic common share) for the second quarter of 2019 and $72.3 million ($0.15 per basic common share) for the first six months of 2019, compared to income applicable to common shareholders of $11.9 million ($0.03 per basic common share) and $20.0 million ($0.05 per basic common share) for the second quarter and first six months of 2018, respectively. The following factors contributed to the results for the second quarter and first six months of 2019 compared to the same periods in 2018:

•

Gross loss at our Nevada operations of $20.2 million and $34.0 million, respectively, in the second quarter and first half of 2019. Gross profit at our Casa Berardi unit was lower by $14.1 million and $29.4 million, respectively, in the second quarter and first half of 2019 compared to the same periods of 2018. Gross profit at our Greens Creek unit was lower in the second quarter of 2019 by $17.1 million and in the first half of 2019 by $15.1 million, compared to the same periods in 2018. Gross profit at our San Sebastian unit was less by $2.3 million and $9.6 million, respectively, in the second quarter and first half of 2019 compared to the same periods in 2018. Gross profit at Lucky Friday was lower in the second quarter of 2019 by $1.5 million and by $2.4 million in the first half of 2019, compared to the same periods in 2018. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, The San Sebastian Segment and the Nevada Operations Segment sections below.

•

Gains on base metal derivatives contracts of $3.8 million in the second quarter of 2019 and $2.0 million in the first half of 2019, compared to a net gain of $16.8 million in the second quarter of 2018 and a net loss of $20.8 million in the first half of 2018. See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

•

Net foreign exchange losses of $4.4 million in the second quarter and $7.5 million in the first half of 2019, versus net gains of $2.5 million and $5.1 million, respectively, in the second quarter and first half of 2018. The variances are primarily related to the impact of changes in the CAD-to-USD exchange rate on the remeasurement of our net monetary liabilities in Quebec. During the first half of 2019, the applicable CAD-to-USD exchange rate decreased from 1.3643 to 1.3087, compared to an increase in the rate from 1.2546 to 1.3168 during the first half of 2018.

•	$4.6 million loss recognized in the second quarter of 2019 on the write-down of exploration interests in Quebec determined to be held-for-sale.
•	Lower research and development costs by $2.2 million and $3.2 million, respectively, in the second quarter and first half of 2019 compared to the same periods of 2018.
•	Costs of $1.0 million and $3.5 million, respectively, for the second quarter and first half of 2018 related to the acquisition of Klondex completed in July 2018.
•

Exploration and pre-development expense decreased by $4.1 million and $7.2 million in the second quarter and first half of 2019, respectively, compared to the same periods in 2018. In 2019, we have continued exploration work at our Greens Creek, San Sebastian, Casa Berardi and Nevada Operations units, but at lower spending levels. "Pre-development expense" is defined as costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves. Pre-development expense in the 2019 and 2018 periods was related to advancement of our Montanore and Rock Creek projects.

•

Lower suspension costs at Lucky Friday by $4.5 million and $6.8 million, respectively, in the second quarter and first half of 2019 compared to the same periods of 2018 due to increased production, as discussed in The Lucky Friday Segment section below.

•

Income tax benefits of $11.2 million for the second quarter of 2019 and $18.4 million for the six-month period ended June 30, 2019 compared to income tax provisions of $0.4 million and $1.2 million, respectively, for the same periods in 2018. The benefits in 2019 are primarily the result of losses in Nevada and Quebec.

The Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales	$55,398	$74,605	$135,527	$140,455
Cost of sales and other direct production costs	(34,800)	(35,929)	(76,542)	(67,150)
Depreciation, depletion and amortization	(10,850)	(11,813)	(23,220)	(22,452)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(45,650)	(47,742)	(99,762)	(89,602)
Gross profit	$9,748	$26,863	$35,765	$50,853
Tons of ore milled	209,370	208,409	416,195	419,839
Production:
Silver (ounces)	2,372,270	1,999,791	4,605,017	3,913,023
Gold (ounces)	13,257	13,719	27,585	26,837
Zinc (tons)	12,739	14,179	26,257	28,978
Lead (tons)	4,628	5,305	9,410	10,326
Payable metal quantities sold:
Silver (ounces)	1,738,377	1,723,960	3,979,549	3,184,941
Gold (ounces)	8,739	12,783	22,603	21,789
Zinc (tons)	9,462	10,158	18,995	19,950
Lead (tons)	2,810	4,260	7,154	7,183
Ore grades:
Silver ounces per ton	14.36	12.46	13.91	12.08
Gold ounces per ton	0.09	0.10	0.10	0.10
Zinc percent	6.8%	7.8%	7.1%	8.0%
Lead percent	2.8%	3.2%	2.8%	3.1%
Mining cost per ton	$80.41	$69.83	$79.62	$69.41
Milling cost per ton	$35.10	$33.59	$35.48	$33.11
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$2.38	$(3.47)	$1.46	$(4.22)
All-In Sustaining Costs ("AISC"), After By-Product Credits, per Silver Ounce (1)	$6.37	$4.43	$4.85	$2.56

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

The $17.1 million and $15.1 million decreases in gross profit for the second quarter and first six months of 2019, respectively, compared to the same periods in 2018 were the primarily the result of lower average realized prices for silver, zinc and lead.

Mining and milling costs per ton increased in the second quarter of 2019 by 15% and 4%, respectively, and increased in the first half of 2019 by 15% and 7%, respectively, compared to the same periods of 2018. The increase in mining costs resulted primarily from higher maintenance and consumables costs. The increase in milling costs resulted primarily from higher power costs due to reduced availability of hydroelectric power.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the second quarter and first six months of 2019 compared to the same periods of 2018.

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash Cost, Before By-product Credits, per Silver Ounce	$20.83	$22.65	$21.11	$23.54
By-product credits	(18.45)	(26.12)	(19.65)	(27.76)
Cash Cost, After By-product Credits, per Silver Ounce	$2.38	$(3.47)	$1.46	$(4.22)

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
AISC, Before By-product Credits, per Silver Ounce	$24.82	$30.55	$24.50	$30.32
By-product credits	(18.45)	(26.12)	(19.65)	(27.76)
AISC, After By-product Credits, per Silver Ounce	$6.37	$4.43	$4.85	$2.56

The increase in Cash Costs, After By-product Credits, per Silver Ounce for the second quarter and first six months of 2019 compared to 2018 was the result of lower by-product credits by $7.67 and $8.11 per ounce, respectively, partially offset by lower mining, milling, treatment and other costs on a per-ounce basis. The increase in AISC, After By-Product Credits, per Silver Ounce was due to the net effect of the same factors, partially offset by lower capital spending.

Mining and milling costs per ounce decreased in the second quarter and first half of 2019 compared to 2018 on a per-ounce basis primarily due higher silver production as a result of higher silver grades.

Other cash costs per ounce for the first six months of 2019 were lower compared to 2018 due to higher silver production and lower expense for Alaska mine license tax.

Treatment costs were lower in the second quarter and first six months of 2019 compared to 2018 as a result of improved terms, higher silver production and lower silver prices, as treatment costs include the value of silver not payable to us through the smelting process. The silver not payable to us is either recovered by the smelters through further processing or ultimately not recovered and included in the smelters' waste material.

By-product credits per ounce were lower in the second quarter and first six months of 2019 compared to 2018 due to (i) lower zinc and lead prices, (ii) reduced zinc and lead production due to lower ore grades, and (iii) the impact of higher silver production, which causes the by-product credits to be less on a per-silver ounce basis.

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

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales	$4,951	$3,287	$7,133	$8,264
Cost of sales and other direct production costs	(4,529)	(1,562)	(6,541)	(5,041)
Depreciation, depletion and amortization	(422)	(182)	(591)	(803)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(4,951)	(1,744)	(7,132)	(5,844)
Gross profit	$—	$1,543	$1	$2,420
Tons of ore milled	13,697	3,447	27,500	13,006
Production:
Silver (ounces)	127,147	24,687	300,774	124,467
Lead (tons)	887	217	1,889	823
Zinc (tons)	576	120	1,002	532
Payable metal quantities sold:
Silver (ounces)	177,266	77,125	264,111	232,867
Lead (tons)	1,153	486	1,657	1,430
Zinc (tons)	361	527	361	840
Ore grades:
Silver ounces per ton	10.12	10.63	11.73	10.98
Lead percent	7.19%	7.28%	7.58%	7.01%
Zinc percent	5.03%	3.43%	4.28%	4.43%

Gross profit decreased by $1.5 million and $2.4 million, respectively, in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018. The variances are primarily due to the classification of the margin on sales as offsetting suspension costs in the 2019 periods.

Many of the employees at our Lucky Friday unit are represented by a union, and the most recent collective bargaining agreement with the union expired on April 30, 2016. On February 19, 2017, the unionized employees voted against our contract offer, and on March 13, 2017 went on strike, and have been on strike since that time. Production at Lucky Friday was suspended from the start of the strike, until limited production by salaried personnel commenced in July 2017. Salaried personnel and certain hourly personnel who are working despite the strike have continued to perform limited production and capital improvements. Suspension costs during the strike totaled $3.0 million and $9.4 million, respectively, in the first halves of 2019 and 2018, which are combined with non-cash depreciation expense of $2.1 million and $2.4 million, respectively, in a separate line item on our consolidated statements of operations. These suspension costs are excluded from the calculation of gross profit, Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce, when presented. We cannot predict how long the strike will last or whether an agreement will be reached. As a result of the strike or other related events, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations. If the strike continues for a further extended period or it is determined an eventual resolution is unlikely, it may be appropriate in the future to review the carrying value of properties, plants, equipment and mineral interests at Lucky Friday. Under such review, if estimated undiscounted cash flows from Lucky Friday were less than its carrying value, an impairment loss would be recognized for the difference between the carrying value and the estimated fair value. The carrying value of properties, plants, equipment and mineral interests at Lucky Friday as of June 30, 2019 was approximately $435.9 million. However, Lucky Friday has significant identified reserves and mineralized material and a current estimated mine life of approximately 17 years.

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

See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for a contingency related to groundwater monitoring at the Lucky Friday mine in prior periods.

The Casa Berardi Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales	$45,500	$56,103	$85,562	$111,651
Cost of sales and other direct production costs	(36,591)	(32,980)	(69,517)	(66,057)
Depreciation, depletion and amortization	(18,561)	(18,715)	(34,716)	(34,825)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(55,152)	(51,695)	(104,233)	(100,882)
Gross profit (loss)	$(9,652)	$4,408	$(18,671)	$10,769
Tons of ore milled	347,596	349,937	677,347	698,486
Production:
Gold (ounces)	31,270	42,722	63,069	82,899
Silver (ounces)	6,164	12,298	14,404	21,189
Payable metal quantities sold:
Gold (ounces)	34,647	43,000	65,260	84,645
Silver (ounces)	4,900	13,669	13,362	22,504
Ore grades:
Gold ounces per ton	0.11	0.14	0.12	0.14
Silver ounces per ton	0.02	0.04	0.03	0.03
Mining cost per ton	$76.35	$73.61	$81.11	$75.28
Milling cost per ton	$18.28	$16.71	$17.06	$16.34
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,101	$775	$1,107	$800
AISC, After By-product Credits, per Gold Ounce (1)	$1,437	$1,039	$1,387	$1,062

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

Gross profit (loss) decreased by $14.1 million and $29.4 million for the second quarter and first half of 2019, respectively, compared to the same periods of 2018, primarily due to lower gold volume, resulting from reduced mill throughput and lower gold grades. The lower mill throughput and recoveries were a result of planned adjustments to a number of mill components, to accommodate a higher throughput, and the requirement for a new carbon in leach drive train, which was installed in May 2019. The reduced production in the first half of 2019 is expected to be made up over the remainder of the year.

Mining and milling costs per ton were higher by 4% and 9%, respectively, and by 8% and 4%, respectively, for the second quarter and first half of 2019 compared to the same periods of last year due primarily to lower ore production.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for the second quarter and first half of 2019 and 2018:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash Cost, Before By-product Credits, per Gold Ounce	$1,104	$780	$1,110	$804
By-product credits	(3)	(5)	(3)	(4)
Cash Cost, After By-product Credits, per Gold Ounce	$1,101	$775	$1,107	$800

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
AISC, Before By-product Credits, per Gold Ounce	$1,440	$1,044	$1,390	$1,066
By-product credits	(3)	(5)	(3)	(4)
AISC, After By-product Credits, per Gold Ounce	$1,437	$1,039	$1,387	$1,062

The increase in Cash Cost, After By-product Credits, per Gold Ounce for the 2019 periods compared to 2018 was primarily due to lower gold production. The increase in AISC, After By-product Credits, per Gold Ounce was due to lower gold production, partially offset by lower capital and exploration spending.

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

The San Sebastian Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales	$10,993	$13,264	$23,593	$26,598
Cost of sales and other direct production costs	(9,295)	(9,969)	(19,887)	(15,061)
Depreciation, depletion and amortization	(1,848)	(1,107)	(3,608)	(1,791)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(11,143)	(11,076)	(23,495)	(16,852)
Gross profit (loss)	$(150)	$2,188	$98	$9,746
Tons of ore milled	45,869	37,780	90,344	72,177
Production:
Silver (ounces)	463,735	559,647	904,814	1,071,839
Gold (ounces)	3,547	3,872	7,077	8,385
Payable metal quantities sold:
Silver (ounces)	441,710	499,000	938,260	964,905
Gold (ounces)	3,410	3,860	7,140	8,048
Ore grades:
Silver ounces per ton	11.03	15.93	10.99	16.01
Gold ounces per ton	0.09	0.12	0.09	0.13
Mining cost per ton	$108.25	$180.12	$116.79	$149.14
Milling cost per ton	$61.43	$65.46	$61.81	$66.25
Cash Cost, After By-product Credits, per Silver Ounce (1)	$9.22	$9.79	$10.20	$6.46
AISC, After By-product Credits, per Silver Ounce (1)	$15.50	$17.15	$16.02	$12.95

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

The $2.3 million and $9.6 million decreases in gross profit (loss) for the second quarter and first half of 2019 compared to the same periods in 2018 are primarily due to lower silver and gold ore grades and higher costs as a result of transitioning from open pit to underground mining, and lower average silver prices. The ore processed in the first quarter of 2018 came from higher grade deposits mined from shallow open pits. Production from the existing open pits substantially ended in December 2017; however, during the first quarter of 2018, mill throughput primarily came from ore stockpiled from the open pits. In January 2017, we started development of a new underground portal and work to rehabilitate historic underground infrastructure which should allow us to mine deeper portions of the deposits at San Sebastian. Limited ore production from underground began in January 2018 and continued to increase during the first quarter. The underground ore production has lower grades than the open pit.

Mining and milling cost per ton were lower by 40% and 6%, respectively, in the second quarter of 2019 and lower by 22% and 7%, respectively, for the first half of 2019, compared to the same periods of 2018. The decreases were mainly due to higher ore tonnage.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for the second quarter and first half of 2019 compared to the same periods in 2018:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash Cost, Before By-product Credits, per Silver Ounce	$19.23	$18.82	$20.42	$16.77
By-product credits	(10.01)	(9.03)	(10.22)	(10.31)
Cash Cost, After By-product Credits, per Silver Ounce	$9.22	$9.79	$10.20	$6.46

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
AISC, Before By-product Credits, per Silver Ounce	$25.51	$26.18	$26.24	$23.26
By-product credits	(10.01)	(9.03)	(10.22)	(10.31)
AISC, After By-product Credits, per Silver Ounce	$15.50	$17.15	$16.02	$12.95

The decrease in Cash Cost, After By-product Credits, per Silver Ounce in the second quarter was due to lower mining costs and higher by-product credits on a per-ounce basis. The same factors, along with lower capital and exploration spending, resulted in the decrease in AISC, After By-product Credits, per Silver Ounce in the second quarter of 2019 compared to the second quarter of 2018. The increase in Cash Cost, After By-product Credits, per Silver Ounce in the first half of 2019 compared to the same period of 2018 was primarily the result of lower silver production and higher mining costs due to the transition from open pit to underground mining, and lower by-product credits per ounce due to lower gold production. The same factors, partially offset by lower capital and exploration spending, resulted in the increase in AISC, After By-product Credits, per Silver Ounce in the first half of 2019 compared to the same period of 2018.

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

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Sales	$17,330	$34,974
Cost of sales and other direct production costs	(19,723)	(42,837)
Depreciation, depletion and amortization	(17,796)	(26,129)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(37,519)	(68,966)
Gross profit (loss)	$(20,189)	$(33,992)
Tons of ore milled	58,417	99,782
Production:
Gold (ounces)	12,694	23,058
Silver (ounces)	49,449	116,887
Payable metal quantities sold:
Gold (ounces)	12,331	25,060
Silver (ounces)	56,333	121,387
Ore grades:
Gold ounces per ton	0.259	0.276
Silver ounces per ton	1.63	1.99
Mining cost per ton	$129.75	$164.08
Milling cost per ton	$75.44	$90.74
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,274	$1,502
AISC, After By-product Credits, per Gold Ounce (1)	$2,347	$2,666

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

Cost of sales and other direct production costs and depreciation, depletion and amortization exceeded sales by $20.2 million and $34.0 million, respectively, in the second quarter and first half of 2019. Sales were impacted by ore grades that were lower than expected, and cost of sales and other direct production costs and depreciation, depletion and amortization for the second quarter and first half of 2019 includes write-downs totaling approximately $18.6 million and $28.3 million, respectively, of the values of stockpile, in-process and finished goods inventory to their net realizable value.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for the second quarter and first half of 2019:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Cash Cost, Before By-product Credits, per Gold Ounce	$1,332	$1,580
By-product credits	(58)	(78)
Cash Cost, After By-product Credits, per Gold Ounce	$1,274	$1,502

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
AISC, Before By-product Credits, per Gold Ounce	$2,405	$2,744
By-product credits	(58)	(78)
AISC, After By-product Credits, per Gold Ounce	$2,347	$2,666

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

Because total production and capital costs have exceeded sales since acquisition, we conducted a review of our Nevada operations during the second quarter of 2019. The review resulted in (i) a plan to limit near-term mining at Fire Creek to areas where development has already been completed and (ii) suspension of production at Hollister and development of the Hatter Graben project at Hollister, resulting in lower anticipated near-term production and capitalized development costs. We determined this review and the resulting plans represented a triggering event requiring an assessment of recoverability of the carrying value of our long-lived assets ("carrying value assessment") in Nevada.  In our carrying value assessment, our estimate of undiscounted future cash flows exceeded the carrying value of the Nevada assets, and we concluded impairment was not indicated, as of June 30, 2019.  Estimates of undiscounted future cash flows are dependent upon, among other factors, estimates of: (i) metals to be extracted and recovered from proven and probable ore reserves and identified mineralization beyond proven and probable reserves, (ii) future operating and capital costs, and (iii) future metals prices. The carrying value assessment assumed a slow-down and deferral of near-term production over a period of twelve months as we continue to address operational challenges and assess the appropriate next steps.  In the assessment, resumption of previously-anticipated production levels is assumed to take place in the first part of 2021; however, this will be contingent upon the resolution of operational issues, including, but not limited to: (i) ore grade control, (ii) mill recoveries and reconciliation, (iii) the potential availability of third-party processing of ore produced at the Fire Creek mine, and (iv) availability of sufficient resources (including funding) to resume and complete necessary development work and drilling on a timely basis (collectively the "Operational Issues").

Our estimates of undiscounted future cash flows for our Nevada assets are most sensitive to (i) changes in metal prices and (ii) the timely resumption of previously-anticipated production levels. Our carrying value assessment assumed a weighted-average gold price of approximately $1,345 per ounce.  A sensitivity analysis was performed, and decreasing the weighted-average gold price assumption to below approximately $1,280 per ounce, with all other variables held constant, would have resulted in estimated undiscounted future cash flows that were less than the carrying value of the Nevada assets as of June 30, 2019.  If events or changes occur that adversely affect our estimate of undiscounted future cash flows from our Nevada assets, including (i) an increase in expected costs, (ii) a sustained decline in metals prices, or (iii) suspension of production and placement of our Nevada operations on care-and-maintenance due to the inability to resolve the Operational Issues identified above in a timely manner, or other factors, we may be required to again perform the carrying value assessment for our Nevada assets.  If a future assessment indicates the carrying value of the assets exceeds the estimated undiscounted future cash flows, an impairment loss, which could be material, would be recognized for the difference between the carrying value and fair value of the assets. We currently do not expect a further delay in resumption of previously-anticipated production levels beyond the first part of 2021. However, if it is determined a viable longer-term production plan that addresses the Operational Issues identified above cannot be established, the recoverability of the carrying value of the Nevada assets would be impacted, resulting in a review at that time. The estimate of potential impairment involves significant judgment and assumptions, and no assurance can be given as to whether we will recognize an impairment in the future or the amount of a potential impairment. The carrying value of our properties, plants, equipment and mineral interests in Nevada as of June 30, 2019 was $545.4 million, including $382.2 million attributable to value beyond proven and probable reserves.

See Part II, Item 1A - Risk Factors for a discussion of certain risks relating to our recent and ongoing analysis of the carrying value of the Nevada assets.

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans provide a significant benefit to our employees, but also represent a significant liability to us. The liability recorded for the funded status of our plans was $49.0 million and $48.3 million as of June 30, 2019 and December 31, 2018, respectively. In May 2019, we contributed a total of approximately $3.6 million in shares of our common stock to our defined benefit plans, and do not expect to make additional contributions to the plans in 2019. While the economic variables which will determine future funding requirements are uncertain, we expect contributions to continue to be required in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Income Taxes

On July 20, 2018, we acquired all of the issued and outstanding common shares of Klondex in a taxable stock acquisition. Klondex was a Canadian holding company which was amalgamated into our Canadian acquisition entity to form Klondex Mines Unlimited Liability Company (“KMULC”), a Canadian unlimited liability company. KMULC is the Canadian parent of a U.S. consolidated group located in Nevada. We filed an election to treat KMULC as a corporation. As a result of the Canadian parent U.S. corporate status, the Nevada U.S. Group did not join the existing U.S. consolidated tax group for Hecla Mining Company and subsidiaries (“Hecla U.S.”). A net deferred tax liability of $59.5 million was recorded for the fair market value of assets acquired in excess of carryover tax basis. See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information regarding the acquisition.

Each reporting period we assess our deferred tax balance based on a review of long-range forecasts and quarterly activity.  We recognized a full valuation allowance on our Hecla U.S. net deferred tax assets at the end of 2017 based on results of tax law changes and maintain a full valuation allowance on Hecla U.S. net deferred tax assets at June 30, 2019.

Our net U.S. deferred tax liability for the Nevada U.S. Group at June 30, 2019 was $45.4 million compared to the $63.2 million net deferred tax liability at December 31, 2018. The $17.8 million decrease includes $9.8 million related to an adjustment to the purchase price allocation for the July 2018 acquisition of Klondex (see Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited)) and $8.0 million for current period activity in Nevada. The deferred tax liability is primarily related to the excess of the carrying value of the mineral resource assets over the tax bases of those assets for U.S. tax reporting.

Our net Canadian deferred tax liability at June 30, 2019 was $102.9 million, a decrease of $7.4 million from the $110.3 million net deferred tax liability at December 31, 2018. The deferred tax liability is primarily related to the excess of the carrying value of the mineral resource assets over the tax bases of those assets for Canadian tax reporting.

Our Mexican net deferred tax asset at June 30, 2019 was $3.4 million, an increase of $1.4 million from the net deferred tax asset of $2.0 million at December 31, 2018. A $1.9 million partial valuation allowance remains on deferred tax assets in Mexico.

As a result of the Tax Cuts and Jobs Act enacted in December 2017, our Alternative Minimum Tax ("AMT") credit carryforward of $10.0 million became partially refundable through 2020 and fully refundable in 2021. In December 2018, the U.S. government determined refunds of AMT credit carried forward will not be subject to sequestration; therefore, the valuation allowance was removed for $0.6 million. $5.0 million of the AMT credit carry forward is classified as a current receivable and $5.0 million is classified as a long-term receivable.

Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations at the Greens Creek, Lucky Friday, San Sebastian, Casa Berardi and Nevada Operations units and for the Company for the three- and six-month periods ended June 30, 2019 and 2018.

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

Cash Cost, After By-product Credits, per Ounce is an important operating statistic that we utilize to measure each mine's operating performance. We use AISC, After By-product Credits, per Ounce as a measure of our mines' net cash flow after costs for exploration, pre-development, reclamation, and sustaining capital. This is similar to the Cash Cost, After By-product Credits, per Ounce non-GAAP measure we report, but also includes on-site exploration, reclamation, and sustaining capital costs. Current GAAP measures used in the mining industry, such as cost of goods sold, do not capture all the expenditures incurred to discover, develop and sustain silver and gold production. Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce also allow us to benchmark the performance of each of our mines versus those of our competitors. As a silver and gold mining company, we also use these statistics on an aggregate basis - aggregating the Greens Creek, Lucky Friday and San Sebastian mines - to compare our performance with that of other silver mining companies, and aggregating Casa Berardi and Nevada Operations for comparison with other gold mining companies. Similarly, these statistics are useful in identifying acquisition and investment opportunities as they provide a common tool for measuring the financial performance of other mines with varying geologic, metallurgical and operating characteristics.

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

In thousands (except per ounce amounts)	Three Months Ended June 30, 2019
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$45,650	4,951	$11,143		$61,744
Depreciation, depletion and amortization	(10,850)	(422)	(1,848)		(13,120)
Treatment costs	10,964	524	238		11,726
Change in product inventory	4,577	(641)	(190)		3,746
Reclamation and other costs	(933)	—	(422)		(1,355)
Exclusion of Lucky Friday costs	—	(4,412)	—		(4,412)
Cash Cost, Before By-product Credits (1)	49,408	—	8,921		58,329
Reclamation and other costs	738		123		861
Exploration	79		1,483	497	2,059
Sustaining capital	8,665		1,308	12	9,985
General and administrative				8,918	8,918
AISC, Before By-product Credits (1)	58,890	—	11,835		80,152
By-product credits:
Zinc	(22,221)	—			(22,221)
Gold	(15,350)	—	(4,645)		(19,995)
Lead	(6,198)	—			(6,198)
Silver
Total By-product credits	(43,769)	—	(4,645)		(48,414)
Cash Cost, After By-product Credits	$5,639	$—	$4,276		$9,915
AISC, After By-product Credits	$15,121	$—	$7,190		$31,738
Divided by ounces produced	2,372	—	464		2,836
Cash Cost, Before By-product Credits, per Ounce	$20.83	$—	$19.23		$20.57
By-product credits per ounce	(18.45)	—	(10.01)		(17.07)
Cash Cost, After By-product Credits, per Ounce	$2.38	$—	$9.22		$3.50
AISC, Before By-product Credits, per Ounce	$24.82	$—	$25.51		$28.23
By-product credits per ounce	(18.45)	—	(10.01)		(17.07)
AISC, After By-product Credits, per Ounce	$6.37	$—	$15.50		$11.16

In thousands (except per ounce amounts)	Three months ended June 30, 2019
	Casa Berardi	Nevada Operations (4)	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$55,152	$37,519	$92,671
Depreciation, depletion and amortization	(18,561)	(17,796)	(36,357)
Treatment costs	427	36	463
Change in product inventory	(2,367)	(1,969)	(4,336)
Reclamation and other costs	(128)	(885)	(1,013)
Cash Cost, Before By-product Credits (1)	34,523	16,905	51,428
Reclamation and other costs	127	378	505
Exploration	941	698	1,639
Sustaining capital	9,431	12,553	21,984
General and administrative			—
AISC, Before By-product Credits (1)	45,022	30,534	75,556
By-product credits:
Silver	(91)	(739)	(830)
Total By-product credits	(91)	(739)	(830)
Cash Cost, After By-product Credits	$34,432	$16,166	$50,598
AISC, After By-product Credits	$44,931	$29,795	$74,726
Divided by ounces produced	31	13	44
Cash Cost, Before By-product Credits, per Ounce	$1,104.02	$1,331.73	$1,169.78
By-product credits per ounce	(2.91)	(58.22)	(18.88)
Cash Cost, After By-product Credits, per Ounce	$1,101.11	$1,273.51	$1,150.90
AISC, Before By-product Credits, per Ounce	$1,439.84	$2,405.38	$1,718.62
By-product credits per ounce	(2.91)	(58.22)	(18.88)
AISC, After By-product Credits, per Ounce	$1,436.93	$2,347.16	$1,699.74

In thousands (except per ounce amounts)	Three months ended June 30, 2019
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$61,744	$92,671	$154,415
Depreciation, depletion and amortization	(13,120)	(36,357)	(49,477)
Treatment costs	11,726	463	12,189
Change in product inventory	3,746	(4,336)	(590)
Reclamation and other costs	(1,355)	(1,013)	(2,368)
Exclusion of Lucky Friday costs	(4,412)	—	(4,412)
Cash Cost, Before By-product Credits (1)	58,329	51,428	109,757
Reclamation and other costs	861	505	1,366
Exploration	2,059	1,639	3,698
Sustaining capital	9,985	21,984	31,969
General and administrative	8,918	—	8,918
AISC, Before By-product Credits (1)	80,152	75,556	155,708
By-product credits:
Zinc	(22,221)	—	(22,221)
Gold	(19,995)	—	(19,995)
Lead	(6,198)	—	(6,198)
Silver		(830)	(830)
Total By-product credits	(48,414)	(830)	(49,244)
Cash Cost, After By-product Credits	$9,915	$50,598	$60,513
AISC, After By-product Credits	$31,738	$74,726	$106,464
Divided by ounces produced	2,836	44
Cash Cost, Before By-product Credits, per Ounce	$20.57	$1,169.78
By-product credits per ounce	(17.07)	(18.88)
Cash Cost, After By-product Credits, per Ounce	$3.50	$1,150.90
AISC, Before By-product Credits, per Ounce	$28.23	$1,718.62
By-product credits per ounce	(17.07)	(18.88)
AISC, After By-product Credits, per Ounce	$11.16	$1,699.74

In thousands (except per ounce amounts)	Three Months Ended June 30, 2018
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver	Casa Berardi (Gold)	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$47,742	$1,744	$11,076		$60,562	$51,695	$112,257
Depreciation, depletion and amortization	(11,813)	(182)	(1,107)		(13,102)	(18,715)	(31,817)
Treatment costs	9,481	55	116		9,652	559	10,211
Change in product inventory	321	(1,160)	769		(70)	(78)	(148)
Reclamation and other costs	(449)	(58)	(319)		(826)	(139)	(965)
Exclusion of Lucky Friday cash costs	—	(399)	—		(399)	—	(399)
Cash Cost, Before By-product Credits (1)	45,282	—	10,535		55,817	33,322	89,139
Reclamation and other costs	850	—	103		953	140	1,093
Exploration	778	—	2,334	434	3,546	1,330	4,876
Sustaining capital	14,183	—	1,680	517	16,380	9,809	26,189
General and administrative				9,787	9,787		9,787
AISC, Before By-product Credits (1)	61,093	—	14,652		86,483	44,601	131,084
By-product credits:
Zinc	(27,492)	—			(27,492)		(27,492)
Gold	(15,716)		(5,057)		(20,773)		(20,773)
Lead	(9,022)	—			(9,022)		(9,022)
Silver						(201)	(201)
Total By-product credits	(52,230)	—	(5,057)		(57,287)	(201)	(57,488)
Cash Cost, After By-product Credits	$(6,948)	$—	$5,478		$(1,470)	$33,121	$31,651
AISC, After By-product Credits	$8,863	$—	$9,595		$29,196	$44,400	$73,596
Divided by ounces produced	2,000	—	560		2,560	43
Cash Cost, Before By-product Credits, per Ounce	$22.65	$—	$18.82		$21.81	$779.96
By-product credits per ounce	(26.12)	—	(9.03)		(22.38)	(4.70)
Cash Cost, After By-product Credits, per Ounce	$(3.47)	$—	$9.79		$(0.57)	$775.26
AISC, Before By-product Credits, per Ounce	$30.55	$—	$26.18		$33.78	$1,043.97
By-product credits per ounce	(26.12)	—	(9.03)		(22.38)	(4.70)
AISC, After By-product Credits, per Ounce	$4.43	$—	$17.15		$11.40	$1,039.27

In thousands (except per ounce amounts)	Six Months Ended June 30, 2019
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$99,762	$7,132	$23,495		$130,389
Depreciation, depletion and amortization	(23,220)	(591)	(3,608)		(27,419)
Treatment costs	21,316	1,334	369		23,019
Change in product inventory	712	842	(1,043)		511
Reclamation and other costs	(1,347)	—	(735)		(2,082)
Exclusion of Lucky Friday costs	—	(8,717)	—		(8,717)
Cash Cost, Before By-product Credits (1)	97,223	—	18,478		115,701
Reclamation and other costs	1,475	—	246		1,721
Exploration	160	—	3,200	938	4,298
Sustaining capital	13,977	—	1,814	73	15,864
General and administrative				18,877	18,877
AISC, Before By-product Credits (1)	112,835	—	23,738		156,461
By-product credits:
Zinc	(45,506)	—			(45,506)
Gold	(31,868)		(9,247)		(41,115)
Lead	(13,115)	—			(13,115)
Silver
Total By-product credits	(90,489)	—	(9,247)		(99,736)
Cash Cost, After By-product Credits	$6,734	$—	$9,231		$15,965
AISC, After By-product Credits	$22,346	$—	$14,491		$56,725
Divided by ounces produced	4,605	—	905		5,510
Cash Cost, Before By-product Credits, per Ounce	$21.11	$—	$20.42		$21.00
By-product credits per ounce	(19.65)	—	(10.22)		(18.10)
Cash Cost, After By-product Credits, per Ounce	$1.46	$—	$10.20		$2.90
AISC, Before By-product Credits, per Ounce	$24.50	$—	$26.24		$28.39
By-product credits per ounce	(19.65)	—	(10.22)		(18.10)
AISC, After By-product Credits, per Ounce	$4.85	$—	$16.02		$10.29

In thousands (except per ounce amounts)	Six Months Ended June 30, 2019
	Casa Berardi	Nevada Operations (4)	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$104,233	$68,966	$173,199
Depreciation, depletion and amortization	(34,716)	(26,129)	(60,845)
Treatment costs	869	74	943
Change in product inventory	(99)	(5,215)	(5,314)
Reclamation and other costs	(257)	(1,264)	(1,521)
Exclusion of Lucky Friday costs	—	—	—
Cash Cost, Before By-product Credits (1)	70,030	36,432	106,462
Reclamation and other costs	256	756	1,012
Exploration	2,287	816	3,103
Sustaining capital	15,123	25,260	40,383
General and administrative			—
AISC, Before By-product Credits (1)	87,696	63,264	150,960
By-product credits:
Total By-product credits	(217)	(1,796)	(2,013)
Cash Cost, After By-product Credits	$69,813	$34,636	$104,449
AISC, After By-product Credits	$87,479	$61,468	$148,947
Divided by ounces produced	63	23	86
Cash Cost, Before By-product Credits, per Ounce	$1,110.33	$1,580.02	$1,236.10
By-product credits per ounce	(3.40)	(77.89)	(23.37)
Cash Cost, After By-product Credits, per Ounce	$1,106.93	$1,502.13	$1,212.73
AISC, Before By-product Credits, per Ounce	$1,390.45	$2,743.69	$1,752.76
By-product credits per ounce	(3.40)	(77.89)	(23.37)
AISC, After By-product Credits, per Ounce	$1,387.05	$2,665.80	$1,729.39

In thousands (except per ounce amounts)	Six Months Ended June 30, 2019
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$130,389	$173,199	$303,588
Depreciation, depletion and amortization	(27,419)	(60,845)	(88,264)
Treatment costs	23,019	943	23,962
Change in product inventory	511	(5,314)	(4,803)
Reclamation and other costs	(2,082)	(1,521)	(3,603)
Exclusion of Lucky Friday costs	(8,717)	—	(8,717)
Cash Cost, Before By-product Credits (1)	115,701	106,462	222,163
Reclamation and other costs	1,721	1,012	2,733
Exploration	4,298	3,103	7,401
Sustaining capital	15,864	40,383	56,247
General and administrative	18,877	—	18,877
AISC, Before By-product Credits (1)	156,461	150,960	307,421
By-product credits:
Zinc	(45,506)	—	(45,506)
Gold	(41,115)	—	(41,115)
Lead	(13,115)	—	(13,115)
Silver		(2,013)	(2,013)
Total By-product credits	(99,736)	(2,013)	(101,749)
Cash Cost, After By-product Credits	$15,965	$104,449	$120,414
AISC, After By-product Credits	$56,725	$148,947	$205,672
Divided by ounces produced	5,510	86
Cash Cost, Before By-product Credits, per Ounce	$21.00	$1,236.10
By-product credits per ounce	(18.10)	(23.37)
Cash Cost, After By-product Credits, per Ounce	$2.90	$1,212.73
AISC, Before By-product Credits, per Ounce	$28.39	$1,752.76
By-product credits per ounce	(18.10)	(23.37)
AISC, After By-product Credits, per Ounce	$10.29	$1,729.39

In thousands (except per ounce amounts)	Six Months Ended June 30, 2018
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver	Casa Berardi (Gold)	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$89,602	$5,844	$16,852		$112,298	$100,882	$213,180
Depreciation, depletion and amortization	(22,452)	(803)	(1,791)		(25,046)	(34,825)	(59,871)
Treatment costs	20,869	627	320		21,816	1,094	22,910
Change in product inventory	5,475	(2,182)	3,407		6,700	(179)	6,521
Reclamation and other costs	(1,360)	(103)	(814)		(2,277)	(281)	(2,558)
Exclusion of Lucky Friday cash costs	—	(3,383)	—		(3,383)	—	(3,383)
Cash Cost, Before By-product Credits (1)	92,134	—	17,974		110,108	66,691	176,799
Reclamation and other costs	1,699	—	209		1,908	283	2,191
Exploration	1,138	—	4,646	878	6,662	2,520	9,182
Sustaining capital	23,665	—	2,110	634	26,409	18,876	45,285
General and administrative				17,522	17,522		17,522
AISC, Before By-product Credits (1)	118,636	—	24,939		162,609	88,370	250,979
By-product credits:
Zinc	(59,634)	—			(59,634)		(59,634)
Gold	(31,008)		(11,055)		(42,063)		(42,063)
Lead	(17,996)	—			(17,996)		(17,996)
Silver						(349)	(349)
Total By-product credits	(108,638)	—	(11,055)		(119,693)	(349)	(120,042)
Cash Cost, After By-product Credits	$(16,504)	$—	$6,919		$(9,585)	$66,342	$56,757
AISC, After By-product Credits	$9,998	$—	$13,884		$42,916	$88,021	$130,937
Divided by ounces produced	3,913	—	1,072		4,985	83
Cash Cost, Before By-product Credits, per Ounce	$23.54	$—	$16.77		$22.09	$804.44
By-product credits per ounce	(27.76)	—	(10.31)		(24.01)	(4.17)
Cash Cost, After By-product Credits, per Ounce	$(4.22)	$—	$6.46		$(1.92)	$800.27
AISC, Before By-product Credits, per Ounce	$30.32	$—	$23.26		$32.62	$1,065.95
By-product credits per ounce	(27.76)	—	(10.31)		(24.01)	(4.17)
AISC, After By-product Credits, per Ounce	$2.56	$—	$12.95		$8.61	$1,061.78

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

(2)

The unionized employees at Lucky Friday have been on strike since March 13, 2017, and production at Lucky Friday has been limited since that time. For the first half of 2019 and 2018, costs related to suspension of full production totaling $3.0 million and $9.4 million, respectively, along with $2.1 million and $2.4 million, respectively, in non-cash depreciation for those periods, have been excluded from the calculation of cost of sales and other direct production costs and depreciation, depletion and amortization, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

(3)	AISC, Before By-product Credits for our consolidated silver properties includes corporate costs for general and administrative expense, exploration and sustaining capital.

(4)	The Nevada Operations were acquired on July 20, 2018 as a result of the acquisition of Klondex (see Note 13 of Notes to Condensed Consolidated Financial Statement (Unaudited) for more information).

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	June 30, 2019	December 31, 2018
Cash and cash equivalents held in U.S. dollars	$2.6	$15.7
Cash and cash equivalents held in foreign currency	6.8	11.7
Total cash and cash equivalents	9.4	27.4
Marketable equity securities - non-current	5.8	6.6
Total cash, cash equivalents and investments	$15.2	$34.0

Cash and cash equivalents decreased by $18.0 million in the first six months of 2019. Cash held in foreign currencies represents balances in Canadian dollars and Mexican pesos, with the $4.9 million decrease in the first half of 2019 resulting from decreases in both currencies held. The value of non-current marketable equity securities decreased by $0.8 million (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

As further discussed in Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited), on July 20, 2018, we completed the acquisition Klondex for total consideration of approximately $413.9 million, consisting of $252.2 million in shares of our common stock and warrants to purchase shares of our common stock and $161.7 million in cash. Klondex had cash, cash equivalents and restricted cash not relating to their Canadian assets of approximately $22.4 million and $35.0 million drawn on their revolving credit facility at the time of the acquisition. We paid off the amount drawn on the Klondex revolving credit facility in July 2018.

As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited), on April 12, 2013, we completed an offering of Senior Notes in the total principal amount of US$500 million, which have a total principal balance of $506.5 million as of June 30, 2019. The Senior Notes are due May 1, 2021 and bear interest at a rate of 6.875% per year from the most recent payment date to which interest has been paid or provided for.  In addition, in March 2018 we entered into a note purchase agreement pursuant to which we issued our Series 2018-A Senior Notes due May 1, 2021 (the “RQ Notes”) for total principal of CAD$40 million (approximately USD$30.8 million at the time of the transaction) to Ressources Québec. The RQ Notes bear interest at a rate of 4.68% per year. Interest on the Senior Notes and RQ Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013 and May 1, 2018, respectively, and we have made all interest payments payable to date. Also, In July 2018 we entered into a new $250 million revolving credit facility, which was amended in July 2019 to, among other things, lower the amount available to be borrowed under it to $150 million until the earlier of (i) our election to restore the amount available to $250 million following the fiscal quarter ending September 30, 2020 or (ii) our election to restore the amount available to $250 million by demonstrating two consecutive quarters of leverage ratio less than or equal to 4.00:1 beginning in the third quarter of 2019. Interest is payable on amounts drawn from the revolving credit facility at a rate of between 2.25% and 3.25% over the London Interbank Offered Rate, or between 1.25% and 2.25% over an alternative base rate, with interest payable on March 31, June 30, September 30, and December 31 of each year. There was $52 million drawn on the credit facility as of June 30, 2019. We frequently will use a surety bond provided by a third-party surety for required financial assurance. In addition to a paying them a fee, the surety may demand that we post collateral. Such demands could be for material amounts, and could negatively impact our available liquidity. We have utilized letters of credit under the revolving credit facility for such collateral and other financial assurances, and there is a total of $23.0 million in letters of credit outstanding as of the date of this report.

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

As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), in February 2016 we entered into an equity distribution agreement under which we may issue and sell shares of our common stock from time to time having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we are in possession of any material non-public information, and the agreement can be terminated by us at any time. As of June 30, 2019, we had sold 7,173,614 shares through the at-the-market program for net proceeds of $24.5 million. There were no shares sold under the at-the-market program during the first half of 2019.

Pursuant to our common stock dividend policy described in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), our Board of Directors declared and paid dividends on common stock totaling $2.4 million in the first six months of 2019 and $2.0 million in the first six months of 2018. On August 5, 2019, our Board of Directors declared a dividend on common stock totaling $1.2 million payable in September 2019. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of June 30, 2019, 934,100 shares have been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at August 5, 2019, was $2.01 per share. No shares were purchased under the program during the first half of 2019.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and current and projected availability of our revolving credit facility, we believe we will be able to meet our obligations and other potential cash requirements during the next 12 months. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes, RQ Notes and revolving credit facility, principal payments under our revolving credit facility, capital expenditures at our operations, potential acquisitions of other mining companies or properties, regulatory matters, litigation, potential repurchases of our common stock under the program described above, and payment of dividends on common stock, if declared by our board of directors.  Throughout the second half of 2018 and the first half of 2019, we borrowed and repaid amounts under our revolving credit facility in order to meet our ongoing working capital requirements, with $52 million outstanding as of June 30, 2019. We anticipate continued borrowing and repayments under our credit facility during the rest of 2019. We currently estimate approximately $138 million will be spent on capital expenditures, primarily for equipment, infrastructure, and development at our mines, in 2019 including $71.2 million incurred in the first half of 2019.  We also estimate exploration and pre-development expenditures will total approximately $17.5 million in 2019, including $10.4 million already incurred as of June 30, 2019. Our expenditures for these items and our related plans for 2019 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility, and other factors. A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, our inability to access the credit facility or other sources of liquidity discussed above, or other factors beyond our control could impact our plans. See Part II, Item 1A - Risk Factors - An extended decline in metals prices, an increase in operating or capital costs, mine accidents or closures, increasing environmental obligations, or our inability to convert exploration potential to reserves may cause us to record write-downs, which could negatively impact our results of operations in the report and Part I, Item 1A - Risk Factors - We may be unable to generate sufficient cash to service all of our indebtedness and meet our other ongoing liquidity needs and may be forced to take other actions to satisfy our obligations under our indebtedness, which may be unsuccessful in our annual report on Form 10-K for the year ended December 31, 2018.

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash provided by operating activities (in millions)	$8.7	$47.0

Cash provided by operating activities in the first half of 2019 of $8.7 million represented a $38.3 million decrease compared to the $47.0 million provided by operating activities in the first half of 2018. The variance was the result of lower net income, as adjusted for non-cash items, increases to accounts receivable, and reductions to accounts payable.

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash used in investing activities (in millions)	$(71.3)	$(15.2)

During the first half of 2019, we invested $71.2 million in capital expenditures, not including $3.5 million in non-cash finance lease additions, an increase of $27.9 million compared to the same period in 2018 primarily due to the addition of the Nevada Operations unit acquired in July 2018.  In the first half of 2018, we purchased bonds having maturities of greater than 90 days and less than 365 days having a cost basis of $31.2 million, and bonds valued at $59.3 million matured during the first half of 2018, with no such activity during the first half of 2019.

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash provided by financing activities (in millions)	$44.2	$22.3

In the first half of 2019, we had $170.0 million in draws on our revolving credit facility, and made repayments of $118.0 million. We made repayments on our finance leases of $3.4 million and $3.8 million in the six-month periods ended June 30, 2019 and 2018, respectively. During the first six months of 2019 and 2018, we paid cash dividends on our common stock totaling $2.4 million and $2.0 million, respectively, and cash dividends of $0.3 million on our Series B Preferred Stock during each of those periods. We acquired treasury shares for $1.6 million and $2.7 million in the first half of 2019 and 2018, respectively, as a result of employees' elections to utilize net share settlement to satisfy their tax withholding obligations related to incentive compensation paid in stock. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, RQ Notes, outstanding purchase orders, certain capital expenditures, our credit facility and lease arrangements as of June 30, 2019 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligations (1)	$7,140	—	—	$—	$7,140
Commitment fees (2)	1,250	2,448	—	—	3,698
Contractual obligations (3)	2,521	—	—	—	2,521
Finance lease commitments (4)	6,047	7,731	487	—	14,265
Operating lease commitments (5)	7,585	6,802	3,467	1,316	19,170
Supplemental executive retirement plan (6)	691	1,711	2,300	5,739	10,441
Senior notes (7)	34,822	535,518	—	—	570,340
RQ Notes (8)	1,430	31,756	—	—	33,186

Total contractual cash obligations	$61,486	$585,966	$6,254	$7,055	$660,761

(1)

Consists of open purchase orders of approximately $4.4 million at the Greens Creek unit, $0.4 million at the Casa Berardi unit, $1.6 million at the Lucky Friday unit and $0.8 million at the Nevada Operations unit.

(2)

At June 30, 2018, we had a $250 million revolving credit agreement under which we were required to pay a standby fee of 0.5% per annum on undrawn amounts under the revolving credit agreement. There was $52.0 million drawn under the revolving credit agreement as of June 30, 2019; however, the amounts in the table above assume there will be no amounts drawn going forward.  In July 2019, we amended the credit facility to, among other things, lower the amount available to be borrowed under it to $150 million until the earlier of (i) our election to restore the amount available to $250 million following the fiscal quarter ending September 30, 2020 or (ii) our election to restore the amount available to $250 million by demonstrating two consecutive quarters of leverage ratio less than or equal to 4.00:1 beginning in the third quarter of 2019. For more information on our credit facilities, see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)	As of June 30, 2019, we were committed to approximately $2.5 million for various items at Greens Creek.

(4)

Includes scheduled finance lease payments of $8.7 million, $1.0 million, $3.1 million and $1.5 million (including interest), respectively, for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

(6)

We sponsor defined benefit pension plans covering substantially all U.S. employees and provide certain post-retirement benefits for qualifying retired employees, along with a supplemental executive retirement plan. These amounts represent our estimate of the future funding requirements for the supplemental executive retirement plan.  We believe we will have funding requirements related to our defined benefit plans in future years; however, such obligations are not fixed in nature and are difficult to estimate, as they involve significant assumptions. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

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

(8)

On March 5, 2018, we issued the RQ Notes in the principal amount of CAD$40 million (approximately USD$30.8 million at the time of the transaction). The RQ Notes bear interest at a rate of 4.68% per year, payable on May 1 and November 1 of each year, commencing May 1, 2018, and we have made all interest payments payable to date. See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At June 30, 2019, our liabilities for these matters totaled $110.6 million. Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At June 30, 2019, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants, equipment and mineral interests, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under Part I, Item 1. – Business in our annual report filed on Form 10-K for the year ended December 31, 2018, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in exchange-traded funds, industrial demand, and consumer demand. Gold demand arises primarily from investment and consumer demand.  Investment demand for silver and gold can be influenced by several factors, including:  the value of the U.S. dollar and other currencies, changing U.S. budget deficits, widening availability of exchange-traded funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertainty related to the political environment in the U.S., Britain's exit from the European Union, U.S. and global trading policies (including tariffs), and a global economic recovery, including recent uncertainty in China, could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  Consumer demand is driven significantly by demand for jewelry and other retail products. We believe that long-term industrial and economic trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer demand for silver and gold and industrial demand for silver.  However, China has recently experienced a lower rate of economic growth which could continue in the near term. There can be no assurance whether these trends will continue or how they will impact prices of the metals we produce. In the past, we have recorded impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

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

We utilize financially-settled forward and put option contracts to manage our exposure to changes in prices for silver, gold, zinc and lead.  See Item 3. – Quantitative and Qualitative Disclosures About Market Risk - Commodity-Price Risk Management below for more information on our contract programs.  These contracts do not qualify for hedge accounting and are therefore marked-to-market through earnings each period.  Changes in silver, gold, zinc and lead prices between the dates that the contracts are entered into and their settlements will result in changes to the fair value asset or liability associated with the contracts, with a corresponding gain or loss recognized in earnings.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our exposure to market risks and risk management activities includes forward-looking statements that involve risks and uncertainties, as well as summarizes the financial instruments held by us at June 30, 2019, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Part I, Item 1A – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2018, as updated in Part II, Item 1A – Risk Factors in our quarterly report filed on Form 10-Q for the period ended March 31, 2019 and in Part II, Item 1A – Risk Factors in this report).

Metals Prices

Changes in the market prices of silver, gold, lead and zinc can significantly affect our profitability and cash flow. As discussed in Item 2. Management's Discussion and Analysis - Critical Accounting Estimates, metals prices can fluctuate due to numerous factors beyond our control. As discussed below, we utilize financially-settled forward and put option contracts to manage our exposure to changes in prices for silver, gold, zinc and lead.

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when all performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Part I, Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our annual report filed on Form 10-K for the year ended December 31, 2018).  At June 30, 2019, metals contained in concentrates and exposed to future price changes totaled approximately 1.7 million ounces of silver, 6,473 ounces of gold, 11,021 tons of zinc, and 3,142 tons of lead.  If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $6.6 million.  However, as discussed in Commodity-Price Risk Management below, we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

Commodity-Price Risk Management

We may at times use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in market prices. Our risk management policy provides for up to 75% of our planned metals price exposure for five years into the future, with certain other limitations, to be covered under such programs that would establish a ceiling for prices to be realized on future metals sales. These instruments do, however, expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions.

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our Greens Creek concentrate shipments between the time of shipment and final settlement. In addition, we are using financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future Greens Creek concentrate shipments. The following tables summarize the quantities of metals for which we have entered into forward sales contracts at June 30, 2019 and December 31, 2018:

June 30, 2019	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2019 settlements	—	—	15,047	3,329	N/A	N/A	$1.19	$0.89
Contracts on forecasted sales
2019 settlements	—	—	25,629	1,653	N/A	N/A	$1.25	$0.96
2020 settlements	—	—	12,125	1,102	N/A	N/A	$1.27	$0.96

December 31, 2018	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2019 settlements	842	4	18,450	2,700	$14.69	$1,260	$1.15	$0.89

In June 2019, we began using financially-settled put option contracts to manage the exposure of our forecasted future gold and silver sales to reduction in market prices for those metals. These contracts do not qualify for hedge accounting and are marked-to-market through earnings each period. These put contracts give as the option, but not the obligation, to sell quantities of silver and gold in the future at established prices. The following table summarizes the quantities of metals for which we have entered into put contracts and the average exercise prices as of June 30, 2019:

June 30, 2019	Ounces under contract (in 000's)		Average price per ounce
	Silver	Gold	Silver	Gold
	(ounces)	(ounces)	(ounces)	(ounces)
Contracts on forecasted sales
2019 settlements	3,059	106	$14.56	$1,317

In July 2019, we entered into additional put contracts which establish the minimum prices at which we can sell up to approximately 8.6 million ounces of silver and 194,000 ounces of gold at $15.13 and $1,400, respectively, per ounce. These contracts relate to production for the remainder of 2019 and a portion of 2020, and have total premiums of approximately $12.0 million to be paid upon settlement.

We recorded a current asset of $5.9 million for the fair value of the contracts outstanding, and a current liability of $4.0 million for premiums on the put contracts, as of June 30, 2019.

We recognized a $1.2 million net loss during the first half of 2019 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $2.0 million net gain during the first half of 2019 on the contracts utilized to manage exposure to prices for forecasted future concentrate shipments. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future shipments, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net gain for the first half of 2019 is the result of a decline in zinc and lead prices, partially offset by increasing silver and gold prices. This program, when utilized, is designed to mitigate the impact of potential future declines in gold, silver, lead and zinc prices from the price levels established in the contracts (see average price information below). When those prices increase compared to the contract prices, we incur losses on the contracts.

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates between the U.S. dollar ("USD") and the Canadian dollar ("CAD") and Mexican peso ("MXN"), respectively. We have determined the functional currency for our Canadian and Mexican operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD and MXN to USD are recorded to earnings each period. For the six months ended June 30, 2019, we recognized a net foreign exchange loss of $7.5 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at June 30, 2019 would have resulted in a change of approximately $11.1 million in our net foreign exchange gain or loss. A 10% change in the exchange rate between the USD and MXN from the rate at June 30, 2019 would have resulted in a change of approximately $1.1 million in our net foreign exchange gain or loss.

In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a program to manage our exposure to the impact of fluctuations in the exchange rate between the USD and MXN on our future operating costs denominated in MXN. The programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of June 30, 2019, we have 127 forward contracts outstanding to buy CAD$283.2 million having a notional amount of US$218.5 million, and 14 forward contracts outstanding to buy MXN$67.3 million having a notional amount of USD$3.3 million. The CAD contracts are related to forecasted cash operating costs at Casa Berardi to be incurred from 2019 through 2023 and have CAD-to-USD exchange rates ranging between 1.2702 and 1.3332. The MXN contracts are related to forecasted cash operating costs at San Sebastian to be incurred from 2019 through 2020 and have MXN-to-USD exchange rates ranging between 20.2420 and 20.8550. Our risk management policy provides that up to 75% of our planned cost exposure for five years into the future may be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of June 30, 2019, we recorded the following balances for the fair value of the contracts:

•	a current asset of $0.6 million, which is included in other current assets;
•	a non-current asset of $0.5 million, which is included in other non-current assets; and
•	a current liability of $0.6 million, which is included in other current liabilities; and
•	a non-current liability of $1.1 million, which is included in other non-current liabilities.

Net unrealized losses of approximately $1.0 million related to the effective portion of the hedges were included in accumulated other comprehensive loss as of June 30, 2019. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $0.3 million in net unrealized losses included in accumulated other comprehensive loss as of June 30, 2019 would be reclassified to current earnings in the next twelve months. Net realized gains of approximately $0.7 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the six months ended June 30, 2019. No net unrealized gains or losses related to ineffectiveness of the hedges were included in gain (loss) on derivatives contracts on our consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2019.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of June 30, 2019, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Part I, Item 1A – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2018, as updated in Part II, Item 1A – Risk Factors in our quarterly report on Form 10-Q for the period ended March 31, 2019, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.  Certain of those risk factors have been updated as set forth below.

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

In the second quarter we undertook a review of various operational aspects of our Nevada Operations, including the Fire Creek mine.  The outcome of the review constituted a triggering event which required assessment of the carrying value of our long-lived assets at in Nevada.  For more discussion, see Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) and the below risk factors, “We may not realize all of the anticipated benefits from our acquisitions, including our recent acquisition of Klondex” and “The issues we have faced and continue to face at our Nevada Operations unit could require us to write-down the associated long-lived assets. We could face similar issues at our other operations. Such write-downs may adversely affect our results of operations and financial condition.”

The issues we have faced and continue to face at our Nevada Operations unit could require us to write-down the associated long-lived assets. We could face similar issues at our other operations. Such write-downs may adversely affect our results of operations and financial condition.

We review our long-lived assets for recoverability pursuant to the Financial Accounting Standard Board’s Accounting Standards Codification Section 360 (“ASC 360”). Under that standard, we review the recoverability of our long-lived assets, such as our mining properties, upon a triggering event. Such review involves estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment, measured by comparing an asset’s carrying value to its fair value, must be recognized when the carrying value of the asset exceeds these estimated cash flows. We conduct a review of the financial performance of our mines in connection with the preparation of our financial statements for each reported period and determine whether any triggering events are indicated.

As disclosed in Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited), we determined that changes to our plans in Nevada represented a triggering event requiring an assessment of recoverability of the carrying value of our long-lived assets ("carrying value assessment") in Nevada. Although the carrying value assessment indicated no impairment as of June 30, 2019, such analysis was, and any future analysis will be, based on estimates, judgments and assumptions which may turn out to be incorrect or inaccurate.

With respect to the carrying value assessment of our Nevada Operations unit, we were required to estimate undiscounted future cash flows expected to be generated in Nevada, and such estimate in turn was dependent upon other estimates, including, but not limited to: (i) metals to be extracted and recovered from proven and probable ore reserves and, to some extent, identified mineralization beyond proven and probable reserves, (ii) future operating and capital costs, and (iii) future metals prices. Significantly, the carrying value assessment assumed that resumption of previously-anticipated production levels at Nevada will take place in the first part of 2021; however, this is contingent upon the resolution of operational issues including, but not limited to: (i) ore grade control, (ii) mill recoveries and reconciliation, (iii) the potential availability of third-party processing of ore produced at the Fire Creek mine and (iv) availability of sufficient resources (including funding) to resume and complete necessary development work and drilling on a timely basis (collectively the “Operational Issues”).

The above described estimates, judgments and assumptions were made in good faith and using management’s best judgment; however, there can be no assurance that any of them will prove to be accurate or that any of the Operational Issues will be resolved and that previously-anticipated production levels at Nevada will take place in the first part of 2021, at a later time, or ever. Evaluation of the possibility of a future impairment loss, as well as the calculation of the amount of any impairment loss, involve significant estimates, judgment and assumptions, and no assurance can be given as to whether or not we will recognize an impairment loss in the future, or if the amount of loss would be within any estimated range we may disclose. As a result, in future periods we could face another triggering event which could lead to an impairment charge, and any such impairment charge could be material.

Although the above discussion is focused primarily on our Nevada Operations unit, it is possible in the future that a triggering event could occur at any of our other operations, requiring an analysis of the carrying value of our long-lived assets at those operations against the undiscounted future cash flows estimated to be generated by such operations, which in turn could lead to an impairment charge, as well as termination or suspension of mining operations, any of which could have a material adverse effect on our financial condition.

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

At our Nevada Operations unit acquired via the Klondex acquisition in July 2018, we recognized total capital and production costs in excess of revenues, and a $13.8 million operating loss, in the first quarter of 2019.  As a result, we undertook a review of the Nevada Operations which included an evaluation of:  the level of development at Fire Creek and the other mining operations in Nevada; grade control procedures; different mining methods and plans; alternative methods of processing Fire Creek ore by third-parties; and the rate of development of the Hatter Graben project.  This review resulted in (i) a plan to curtail development and limit near-term mining at Fire Creek to areas where development has already been completed and (ii) suspension of production at Hollister and development of the Hatter Graben project at Hollister, resulting in lower anticipated near-term production and capitalized development costs.  See the risk factors above, "An extended decline in metals prices, an increase in operating or capital costs, mine accidents or closures, increasing environmental obligations, or our inability to convert exploration potential to reserves may cause us to record write-downs, which could negatively impact our results of operations,” and “The issues we have faced and continue to face at our Nevada Operations unit could require us to write-down the associated long-lived assets. We could face similar issues at our other operations. Such write-downs may adversely affect our results of operations and financial condition” for discussion of the results of our review of the Nevada operations, and the potential for future impairment charges.

We are currently involved in ongoing legal disputes that may materially adversely affect us.

There are several ongoing legal disputes in which we are involved, including recent putative class action and derivative lawsuits filed against us involving our Nevada Operations unit, and additional actions may be filed against us and our board and certain officers.  We may be subject to future claims, including relating to additional claims relating to our Nevada Operations unit, environmental damage, safety conditions at our mines and other matters.  The outcomes of these pending and potential claims are uncertain. We may not resolve these claims favorably. Depending on the outcome, these actions could cause adverse financial effects or reputational harm to us. If any of these disputes result in a substantial monetary judgment against us, are settled on terms in excess of our current accruals, or otherwise impact our operations (such as by limiting our ability to obtain permits or approvals), our financial results or condition could be materially adversely affected. For a description of some of the lawsuits and other claims in which we are involved, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this Quarterly Report.

Item 6.    Exhibits

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – June 30, 2019

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

4.1

Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Included as Annex II to Restated Certificate of Incorporation of Registrant filed as exhibit 3.1 to Registrant’s Form 10-Q for the period ended March 31, 2018 (File No. 1-8491), and incorporated herein by reference.

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

10.1

First Amendment dated as of May 8, 2019 to Fifth Amended and Restated Credit Agreement dated as of July 16, 2018 by and among Hecla Mining Company, certain subsidiaries of Hecla Mining Company, the Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.2 to Registrant's Current Report on Form 8-K filed on July 18, 2019 (File No. 1-8491), and incorporated herein by reference.

10.2

Hecla Mining Company 2010 Stock Incentive Plan (Amended and restated as of May 23, 2019). Filed as Appendix A to Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 9, 2019 (File No. 1-8491), and incorporated herein by reference.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act. *

101.INS	XBRL Instance Focument - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation.**

101.DEF	XBRL Taxonomy Extension Definition.**

101.LAB	XBRL Taxonomy Extension Labels.**

101.PRE	XBRL Taxonomy Extension Presentation.**

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

HECLA MINING COMPANY
(Registrant)

Date:	August 7, 2019	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	August 7, 2019	By:	/s/ Lindsay A. Hall
Lindsay A. Hall, Senior Vice President and
Chief Financial Officer