Form 10-Q
period 2019-09-30
HECLA MINING CO/DE/
filed 2019-11-07
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Yes XX .    No___.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes      .    No XX.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding November 5, 2019
Common stock, par value $0.25 per share	495,540,493

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended September 30, 2019

INDEX*

*Items 2, 3 and 5 of Part II are omitted as they are not applicable.

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$32,995	$27,389
Accounts receivable:
Trade	6,222	4,184
Taxes	22,902	14,191
Other, net	8,056	7,443
Inventories:
Concentrates, doré, and stockpiled ore	63,164	53,172
Materials and supplies	35,087	34,361
Prepaid taxes	100	12,231
Other current assets	10,400	11,179
Total current assets	178,926	164,150
Non-current investments	7,349	6,583
Non-current restricted cash and investments	1,025	1,025
Properties, plants, equipment and mineral interests, net	2,455,511	2,520,004
Operating lease right-of-use assets	17,313	—
Non-current deferred income taxes	3,701	1,987
Other non-current assets and deferred charges	9,353	10,195
Total assets	$2,673,178	$2,703,944
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$57,860	$77,861
Accrued payroll and related benefits	23,147	30,034
Accrued taxes	2,160	7,727
Current portion of finance leases	5,704	5,264
Current portion of operating leases	5,864	—
Current portion of accrued reclamation and closure costs	7,457	3,410
Accrued interest	15,039	5,961
Deferred revenue	20,084	—
Other current liabilities	8,528	5,937
Total current liabilities	145,843	136,194
Non-current finance leases	8,569	7,871
Non-current operating leases	11,466	—
Accrued reclamation and closure costs	103,821	104,979
Long-term debt	584,618	532,799
Non-current deferred tax liability	143,442	173,537
Non-current pension liability	50,662	47,711
Other non-current liabilities	8,113	9,890
Total liabilities	1,056,534	1,012,981
Commitments and contingencies (Notes 3, 5, 8, 10, and 12)
SHAREHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, 750,000,000 authorized shares; issued 2019 — 496,538,038 shares and 2018 — 487,830,728 shares	124,133	121,956
Capital surplus	1,897,363	1,880,481
Accumulated deficit	(343,958)	(248,308)
Accumulated other comprehensive loss	(37,958)	(42,469)
Less treasury stock, at cost; 2019 — 6,287,271 and 2018 — 5,226,791 shares issued and held in treasury	(22,975)	(20,736)
Total shareholders’ equity	1,616,644	1,690,963
Total liabilities and shareholders’ equity	$2,673,178	$2,703,944

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Sales of products	$161,532	$143,649	$448,321	$430,617
Cost of sales and other direct production costs	95,878	93,609	311,202	246,918
Depreciation, depletion and amortization	50,774	43,464	139,038	103,335
Total cost of sales	146,652	137,073	450,240	350,253
Gross profit	14,880	6,576	(1,919)	80,364
Other operating expenses:
General and administrative	7,978	10,327	26,855	27,849
Exploration	4,808	12,411	13,556	27,609
Pre-development	881	1,195	2,535	3,615
Research and development	53	1,269	614	5,042
Other operating expense	437	448	1,681	1,767
Loss (gain) on disposition of properties, plants, equipment and mineral interests	24	(3,208)	4,666	(3,374)
Provision for closed operations and reclamation	1,907	1,852	3,529	4,534
Suspension-related costs	3,722	6,519	8,766	18,337
Acquisition costs	183	6,139	593	9,656
Total other operating expense	19,993	36,952	62,795	95,035
Income (loss) from operations	(5,113)	(30,376)	(64,714)	(14,671)
Other income (expense):
(Loss) gain on derivative contracts	(4,718)	19,460	(2,719)	40,271
Gain (loss) on disposition of investments	927	(36)	927	(36)
Unrealized loss on investments	(126)	(2,207)	(1,159)	(2,461)
Foreign exchange gain (loss)	773	(2,212)	(6,741)	2,856
Other expense	(1,096)	(346)	(3,407)	(294)
Interest expense	(11,777)	(10,146)	(33,777)	(30,019)
Total other (expense) income	(16,017)	4,513	(46,876)	10,317
Loss before income taxes	(21,130)	(25,863)	(111,590)	(4,354)
Income tax benefit	1,614	2,679	20,009	1,484
Net loss	(19,516)	(23,184)	(91,581)	(2,870)
Preferred stock dividends	(138)	(138)	(414)	(414)
Loss applicable to common shareholders	$(19,654)	$(23,322)	$(91,995)	$(3,284)
Comprehensive loss:
Net loss	$(19,516)	$(23,184)	$(91,581)	$(2,870)
Change in fair value of derivative contracts designated as hedge transactions	(3,288)	3,743	4,511	(3,533)
Unrealized holding gains on investments	—	3	—	13
Comprehensive loss	$(22,804)	$(19,438)	$(87,070)	$(6,390)
Basic loss per common share after preferred dividends	$(0.04)	$(0.05)	$(0.19)	$(0.01)
Diluted loss per common share after preferred dividends	$(0.04)	$(0.05)	$(0.19)	$(0.01)
Weighted average number of common shares outstanding - basic	489,971	452,636	486,298	417,532
Weighted average number of common shares outstanding - diluted	489,971	452,636	486,298	417,532
Cash dividends declared per common share	$0.0025	$0.0025	$0.0075	$0.0075

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2019	September 30, 2018

Operating activities:
Net loss	$(91,581)	$(2,870)
Non-cash elements included in net loss:
Depreciation, depletion and amortization	143,040	108,814
Gain on disposition of investments	(927)	—
Unrealized loss on investments	1,159	2,461
Adjustment of inventory to market value	1,399	7,232
Loss (gain) on disposition of properties, plants, equipment, and mineral interests	4,666	(3,374)
Provision for reclamation and closure costs	5,298	3,957
Stock compensation	4,758	4,672
Deferred income taxes	(26,616)	(4,637)
Amortization of loan origination fees	1,919	1,471
Loss (gain) on derivative contracts	5,824	(15,208)
Foreign exchange loss (gain)	6,263	(2,032)
Other non-cash items, net	—	(37)
Change in assets and liabilities, net of business acquisitions:
Accounts receivable	(10,215)	(4,424)
Inventories	(6,501)	(18,954)
Other current and non-current assets	14,913	(5,569)
Accounts payable and accrued liabilities	5,616	12,308
Accrued payroll and related benefits	4,506	(4,207)
Accrued taxes	(5,733)	845
Accrued reclamation and closure costs and other non-current liabilities	5,821	(5,238)
Cash provided by operating activities	63,609	75,210
Investing activities:
Additions to properties, plants, equipment and mineral interests	(97,338)	(83,285)
Acquisition of Klondex, net of cash and restricted cash acquired	—	(139,326)
Proceeds from sale of investments	1,760	—
Proceeds from disposition of properties, plants, equipment and mineral interests	86	722
Insurance proceeds received for damaged property	—	4,377
Purchases of investments	(389)	(31,971)
Maturities of investments	—	64,895
Net cash used in investing activities	(95,881)	(184,588)
Financing activities:
Proceeds from sale of common stock, net of offering costs	—	3,085
Acquisition of treasury shares	(2,239)	(2,694)
Dividends paid to common shareholders	(3,655)	(3,193)
Dividends paid to preferred shareholders	(414)	(414)
Credit availability and debt issuance fees	(587)	(2,460)
Borrowings on debt	245,000	78,024
Repayments of debt	(195,000)	(82,036)
Repayments of finance leases	(5,484)	(5,992)
Net cash provided by (used in) financing activities	37,621	(15,680)
Effect of exchange rates on cash	257	(215)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	5,606	(125,273)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	28,414	187,139
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$34,020	$61,866
Significant non-cash investing and financing activities:
Addition of finance lease obligations	$6,506	$7,008
Recognition of operating lease liabilities and right-of-use assets	$22,365	$—
Common stock issued for the acquisition of other companies	$—	$252,544
Payment of accrued compensation in stock	$8,274	$4,863
Marketable equity securities received for sale of mineral interest	$2,257	$—

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

 Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars are in thousands, except for share and per share amounts)

	Three Months Ended September 30, 2019
	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, July 1, 2019	$39	$123,701	$1,895,617	$(323,079)	$(34,670)	$(22,380)	$1,639,228
Net loss				(19,516)			(19,516)
Restricted stock units granted			1,206				1,206
Restricted stock units distributed (1,164,000 shares)		291	(291)			(595)	(595)
Common stock dividends declared ($0.0025 per common share)				(1,225)			(1,225)
Series B Preferred Stock dividends declared ($0.875 per share)				(138)			(138)
Common stock issued for 401(k) match (562,000 shares)		141	831				972
Other comprehensive loss					(3,288)		(3,288)
Balances, September 30, 2019	$39	$124,133	$1,897,363	$(343,958)	$(37,958)	$(22,975)	$1,616,644

	Three Months Ended September 30, 2018
	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, July 1, 2018	$39	$101,643	$1,628,440	$(198,762)	$(31,929)	$(20,736)	$1,478,695
Net loss				(23,184)			(23,184)
Restricted stock units granted			1,638				1,638
Common stock issued for cash, net of offering costs (1,026,000 shares)		256	2,830				3,086
Common stock dividends declared ($0.0025 per common share)				(1,196)			(1,196)
Series B Preferred Stock dividends declared ($0.875 per share)				(138)			(138)
Common stock issued to directors (162,000 shares)		40	553				593
Common stock issued to pension plans (1,871,000 shares)		468	5,032				5,500
Common stock issued for 401(k) match (226,000 shares)		57	728				785
Common stock and warrants issued for purchase of another company (75,276,000 shares)		18,819	233,725				252,544
Other comprehensive income					3,746		3,746
Balances, September 30, 2018	$39	$121,283	$1,872,946	$(223,280)	$(28,183)	$(20,736)	$1,722,069

	Nine Months Ended September 30, 2019
	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2019	$39	$121,956	$1,880,481	$(248,308)	$(42,469)	$(20,736)	$1,690,963
Net loss				(91,581)			(91,581)
Restricted stock units granted			4,303				4,303
Restricted stock units distributed (1,164,000 shares)		291	(291)			(636)	(636)
Common stock dividends declared ($0.0075 per common share)				(3,655)			(3,655)
Series B Preferred Stock dividends declared ($2.625 per share)				(414)			(414)
Common stock issued for 401(k) match (1,307,000 shares)		327	2,425				2,752
Adjustment to fair value of warrants issued for purchase of another company			(325)				(325)
Common stock issued for employee incentive compensation (3,597,380 shares)		899	7,375			(1,603)	6,671
Common stock issued to pension plans (2,384,000 shares)		597	3,003				3,600
Common stock issued to directors (253,000 shares)		63	392				455
Other comprehensive income					4,511		4,511
Balances, September 30, 2019	$39	$124,133	$1,897,363	$(343,958)	$(37,958)	$(22,975)	$1,616,644

	Nine Months Ended September 30, 2018
	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2018	$39	$100,926	$1,619,816	$(218,089)	$(23,373)	$(18,042)	$1,461,277
Net loss				(2,870)			(2,870)
Change in accounting for marketable equity securities				1,289	(1,289)		—
Restricted stock units granted			4,043				4,043
Restricted stock unit distributions (1,079,000 shares)		270	(270)			(1,386)	(1,386)
Common stock issued to directors (162,000 shares)		40	553				593
Common stock dividends declared ($0.0075 per common share)				(3,196)			(3,196)
Series B Preferred Stock dividends declared ($2.625 per share)				(414)			(414)
Common stock issued for 401(k) match (778,000 shares)		195	2,663				2,858
Common stock issued for cash, net of offering costs (1,026,000 shares)		256	2,830				3,086
Common stock issued to pension plans (1,871,000 shares)		468	5,032				5,500
Common stock issued for employee incentive compensation 1,237,000 shares)		309	4,554			(1,308)	3,555
Common stock and warrants issued for purchase of another company (75,276,000 shares)		18,819	233,725				252,544
Other comprehensive loss					(3,521)		(3,521)
Balances, September 30, 2018	$39	$121,283	$1,872,946	$(223,280)	$(28,183)	$(20,736)	$1,722,069

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

Note 2.    Investments

At September 30, 2019 and December 31, 2018, the fair value of our non-current investments was $7.3 million and $6.6 million, respectively.  Our non-current investments consist of marketable equity securities which are carried at fair value, and are primarily classified as “available-for-sale.” The cost basis of our non-current investments was approximately $9.6 million and $7.7 million at September 30, 2019 and December 31, 2018, respectively. In the first nine months of 2019 and 2018, we acquired marketable equity securities having a cost basis of $2.6 million and $0.8 million, respectively. In the first nine months of 2019, we sold marketable equity securities having a cost basis of $0.9 million for proceeds of $1.8 million, resulting in a gain of $0.9 million. During the first nine months of 2019 and 2018, we recognized $1.2 million and $2.5 million, respectively, in net unrealized losses in current earnings.

Note 3.   Income Taxes

Major components of our income tax benefit (provision) for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Current:
Domestic	$(315)	$—	$(317)	$(1)
Foreign	(2,467)	(80)	(5,260)	(4,250)
Total current income tax benefit (provision)	(2,782)	(80)	(5,577)	(4,251)

Deferred:
Domestic	2,652	3,778	10,585	3,778
Foreign	1,744	(1,019)	15,001	1,957
Total deferred income tax benefit (provision)	4,396	2,759	25,586	5,735
Total income tax benefit (provision)	$1,614	$2,679	$20,009	$1,484

The current income tax benefits (provisions) for the three and nine months ended September 30, 2019 and 2018 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income due primarily to the impact of taxation in foreign jurisdictions and a valuation allowance on the majority of U.S. deferred tax assets.

As of September 30, 2019, we have a net deferred tax liability in the U.S. of $43.1 million, a net deferred tax liability in Canada of $100.3 million and a net deferred tax asset in Mexico of $3.7 million, for a consolidated worldwide net deferred tax liability of $139.7 million.

With the acquisition of Klondex Mines Ltd. ("Klondex") on July 20, 2018 (see Note 13), we acquired a U.S. consolidated tax group (the "Nevada U.S. Group") that did not join the existing consolidated U.S. tax group of Hecla Mining Company and subsidiaries (“Hecla U.S.”). Under acquisition accounting, we recorded a net deferred tax liability of $59.5 million. For the three and nine months ended September 30, 2019, we recorded tax benefits of $2.4 million and $10.3 million, respectively, in the Nevada U.S. group. Net operating losses acquired as of the acquisition date are subject to limitation under Internal Revenue Code Section 382. However, the annual limitation is not expected to have a material impact on our ability to utilize the losses.

For Hecla U.S., we recorded a full valuation allowance in the U.S. in December 2017 as a result of U.S. tax reform. Our circumstances at September 30, 2019 continued to support a full valuation allowance in the U.S. for Hecla U.S.

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

Johnny M Mine Area near San Mateo, McKinley County and San Mateo Creek Basin, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for environmental remediation and past costs the EPA has incurred at the site. Mining at the Johnny M Mine was conducted for a limited period of time by a predecessor of our subsidiary, Hecla Limited. In August 2012, Hecla Limited and the EPA entered into a Settlement Agreement and Administrative Order on Consent for Removal Action (“Consent Order”), pursuant to which Hecla Limited agreed to pay (i) $1.1 million to the EPA for its past response costs at the site and (ii) any future response costs at the site under the Consent Order, in exchange for a covenant not to sue by the EPA. Hecla Limited paid the $1.1 million to the EPA for its past response costs and in December 2014 submitted to EPA the Engineering Evaluation and Cost Analysis (“EE/CA”) for the site. The EE/CA evaluates three alternative response actions: 1) no action, 2) off-site disposal, and 3) on-site disposal. The range in estimated costs of these alternatives is $0 to $221 million. In the EE/CA, Hecla Limited recommended that EPA approve on-site disposal, which is currently estimated to cost $5.9 million, on the basis that it is the most appropriate response action under CERCLA. In October 2019, the EPA published the EE/CA for a 30-day public notice comment period (which may be extended), and the agency is expected to make a final decision on the appropriate response action after the comment process is complete. It is anticipated that Hecla Limited will implement the response action selected by the EPA pursuant to an amendment to the Consent Order or a new order. Based on the foregoing, we believe it is probable that Hecla Limited will incur a liability for remediation at the site. In the fourth quarter of 2014, we accrued $5.6 million, and in October 2019 we increased that amount to $5.9 million, with the increase representing estimated costs to begin implementation of the remedy in 2020. It is possible that Hecla Limited’s liability will be more than $5.9 million, and any increase in liability could have a material adverse effect on Hecla Limited’s or our results of operations or financial position.

The Johnny M Mine is in an area known as the San Mateo Creek Basin (“SMCB”), which is an approximately 321 square mile area in New Mexico that contains numerous legacy uranium mines and mills. In addition to Johnny M, Hecla Limited's predecessor was involved at other mining sites within the SMCB. The EPA is considering listing the entire SMCB on CERCLA’s National Priorities List (Superfund) in order to address perceived groundwater issues within the SMCB. The EE/CA discussed above relates primarily to contaminated rock and soil, not groundwater. In the event that the SMCB is listed as a Superfund site, or for other reasons, it is possible that Hecla Limited’s liability at the Johnny M Site, and for any other mine site within the SMCB at which Hecla Limited's predecessor may have operated, will be greater than our current accrual of $5.9 million due to the increased scope of required remediation.

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

In June 2011, the EPA informed Hecla Limited that it believes Hecla Limited, and several other PRPs, may be liable for cleanup of the site or for costs incurred by the EPA in cleaning up the site. The EPA stated in the letter that it has incurred approximately $4.5 million in response costs and estimated that total remediation costs may exceed $100 million. Hecla Limited cannot with reasonable certainty estimate the amount or range of liability, if any, relating to this matter because of, among other reasons, the lack of information concerning the site, including the relative contributions of contamination by various other PRPs.

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

Claim for Indemnification Against CoCa Mines, Inc.

In 1991, Hecla Limited acquired CoCa Mines, Inc. (“CoCa”) and its subsidiary Creede Resources, Inc. (“CRI”). CoCa and CRI previously operated in the State of Colorado, but presently have limited assets and operations. Between 2014 and 2019, a PRP has alleged that CoCa and CRI are required by a 1989 agreement to indemnify it for certain environmental costs and liabilities it may incur with respect to the Nelson Tunnel/Commodore Waste Rock Pile Superfund site in Creede, Colorado. On October 30, 2019, the PRP filed a lawsuit in Mineral County, Colorado alleging, among other things, that CoCa and CRI are in breach of contract for failure to indemnify the PRP for its liability to the U.S. under CERCLA with respect to the site. In addition, the lawsuit names Hecla Limited as a defendant in its role as the shareholder of CoCa. The PRP seeks in excess of $5 million in damages, including attorneys’ fees and costs. The lawsuit will be vigorously defended and we believe strong defenses exist against all claims made therein and, as noted above, both CoCa and CRI have limited assets with which to satisfy any claim.

Montanore Project

We face several issues in attempting to advance the Montanore project. In October 2018, a court in Lincoln County, Montana found that the adit (which is an underground tunnel) which we intend to use to develop the Montanore project trespassed on certain unpatented mining claims we do not own, but through which the adit passes. In the case, which dates back to 2008, the jury delivered a verdict against certain of our subsidiaries for $3,325,000. The subsidiaries appealed the finding of trespass and the award of damages to the Montana Supreme Court, and we believe there are strong arguments for reversal. There can be no assurance that the appeal will succeed. On May 6, 2019, one of the subsidiaries received a letter from the Montana Department of Environmental Quality ("DEQ") questioning the validity of its operating permit at Montanore in light of the trespass finding. Our subsidiary responded by explaining that we do not believe the two issues are related. There has been no response to date from DEQ. On July 24, 2019, a Montana state court issued an order vacating Montanore's water discharge permit, which was renewed effective as of May 1, 2014, and remanded the matter back to DEQ. That order has been appealed to the Montana Supreme Court. As of September 30, 2019, we have accrued $1.1 million for estimated future reclamation costs at the Montanore project, and have surety bonding in place for that amount.

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

On May 24, 2019, a purported Hecla stockholder filed a putative class action lawsuit in U.S. District Court for the Southern District of New York against Hecla and certain of our executive officers, one of whom is also a director. The complaint, purportedly brought on behalf of all purchasers of Hecla common stock from March 19, 2018 through and including May 8, 2019, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses. Specifically, the complaint alleges that Hecla, under the authority and control of the individual defendants, made certain material false and misleading statements and omitted certain material information regarding Hecla’s Nevada Operations unit. The complaint alleges that these misstatements and omissions artificially inflated the market price of Hecla common stock during the class period, thus purportedly harming investors. A second suit was filed on June 19, 2019, alleging virtually identical claims. We cannot predict the outcome of these lawsuits or estimate damages if plaintiffs were to prevail. We believe that these claims are without merit and intend to defend them vigorously.

Related to the above described class action lawsuits, Hecla has been named as a nominal defendant in a shareholder derivative lawsuit which names as defendants members of Hecla’s board of directors and certain officers. The case was filed on July 12, 2019 in the U.S. District Court for the District of Delaware. In general terms, the suit alleges (i) violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and (ii) breaches of fiduciary duties by the individual defendants and seeks damages, purportedly on behalf of Hecla.

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

On March 5, 2018, we entered into a note purchase agreement pursuant to which we issued $40 million Canadian dollars ("CAD") (approximately $30.8 million U.S. dollars ("USD") at the time of the transaction) in aggregate principal amount of our Series 2018-A Senior Notes due May 1, 2021 (the “Notes”) to Ressources Québec, a subsidiary of Investissment Québec, a financing arm of the Québec government. The Notes were issued at a discount of 0.58%, and bear interest at a rate of 4.68% per year, payable on May 1 and November 1 of each year, commencing May 1, 2018. The Notes are senior and unsecured and are pari passu in all material respects with the Senior Notes, including with respect to guarantees of the Notes by certain of our subsidiaries. The net proceeds from the Notes are required to be used for development and expansion of our Casa Berardi mine.

See Note 9 for more information.

Other Commitments

Our contractual obligations as of September 30, 2019 included approximately $1.3 million for various costs. In addition, our open purchase orders at September 30, 2019 included approximately $1.8 million, $1.4 million, $4.3 million and $0.5 million for various capital and non-capital items at the Lucky Friday, Casa Berardi, Greens Creek and Nevada Operations units, respectively. We also have total commitments of approximately $15.2 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units and total commitments of approximately $17.4 million on operating leases (see Note 9 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of September 30, 2019, we had surety bonds totaling $191.8 million and letters of credit totaling $38.5 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 5.    Loss Per Common Share

We are authorized to issue 750,000,000 shares of common stock, $0.25 par value per share.  At September 30, 2019, there were 496,538,038 shares of our common stock issued and 6,287,271 shares issued and held in treasury, for a net of 490,250,767 shares outstanding.  Basic and diluted loss per common share, after preferred dividends, was $(0.04) and $(0.19) for the three- and nine-month periods ended September 30, 2019, respectively.  Basic and diluted loss per common share, after preferred dividends, was $(0.05) and $(0.01) for the three- and nine-month periods ended September 30, 2018, respectively.

Diluted loss per share for the three and nine months ended September 30, 2019 and 2018 excludes the potential effects of outstanding shares of our convertible preferred stock, as their conversion would have no effect on the calculation of dilutive shares.

For the three-month and nine-month periods ended September 30, 2019 and 2018, all restricted share units, deferred shares and warrants were excluded from the computation of diluted loss per share, as our reported loss for those periods would cause them to have no effect on the calculation of loss per share.

Note 6.    Business Segments and Sales of Products

We discover, acquire and develop mines and other mineral interests and produce and market concentrates, carbon material and doré containing silver, gold, lead and zinc. We are currently organized and managed in five segments, which represent our operating units: the Greens Creek unit, the Lucky Friday unit, the Casa Berardi unit, the San Sebastian unit and the Nevada Operations unit. The Nevada Operations unit was added as a result of our acquisition of Klondex in July 2018 (see Note 13 for more information).

General corporate activities not associated with operating units and their various exploration activities, as well as discontinued operations and idle properties, are presented as “other.”  Interest expense, interest income and income taxes are considered general corporate items, and are not allocated to our segments.

The following tables present information about our reportable segments for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales to unaffiliated customers:
Greens Creek	$59,015	$65,187	$194,542	$205,642
Lucky Friday	4,017	(11)	11,150	8,253
Casa Berardi	53,453	52,850	139,015	164,501
San Sebastian	15,435	14,129	39,028	40,727
Nevada Operations	29,612	11,494	64,586	11,494
	$161,532	$143,649	$448,321	$430,617
Income (loss) from operations:
Greens Creek	$17,556	$10,705	$52,130	$59,373
Lucky Friday	(3,727)	(5,404)	(8,779)	(14,811)
Casa Berardi	(380)	(1,146)	(26,262)	3,118
San Sebastian	1,077	(2,381)	(2,358)	2,275
Nevada Operations	(8,346)	(13,741)	(43,812)	(13,741)
Other	(11,293)	(18,409)	(35,633)	(50,885)
	$(5,113)	$(30,376)	$(64,714)	$(14,671)

The following table presents identifiable assets by reportable segment as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Identifiable assets:
Greens Creek	$648,420	$637,386
Lucky Friday	438,946	437,499
Casa Berardi	717,631	754,248
San Sebastian	50,549	44,152
Nevada Operations	558,219	581,194
Other	259,413	249,465
	$2,673,178	$2,703,944

Our products consist of metal concentrates and carbon material, which we sell to custom smelters, brokers and third-party processors, and unrefined bullion bars (doré), which may be sold as doré or further refined before sale to precious metals traders. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer.

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

For carbon sales, the performance obligation is met, the transaction price is known, and revenue is recognized generally at the time of arrival at the customer's facility.

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

The consideration we receive for our concentrate sales fluctuates due to changes in metals prices between the time of shipment and final settlement with the customer. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement with the customer. Also, it is unlikely a significant reversal of revenue for any one concentrate parcel will occur. As such, we use the expected value method to price the parcels until the final settlement date occurs, at which time the final transaction price is known. At September 30, 2019, metals contained in concentrates and exposed to future price changes totaled 2.9 million ounces of silver, 8,831 ounces of gold, 10,737 tons of zinc, and 6,344 tons of lead.  However, as discussed in Note 11, we seek to mitigate the risk of negative price adjustments by using financially-settled forward and put option contracts for some of our sales.

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

Sales of metal concentrates and metal products are made principally to custom smelters, brokers, third-party processors and metals traders. The percentage of sales contributed by each segment is reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Greens Creek	37%	45%	44%	48%
Lucky Friday	2%	—%	2%	2%
Casa Berardi	33%	37%	31%	39%
San Sebastian	10%	10%	9%	9%
Nevada Operations	18%	8%	14%	2%
	100%	100%	100%	100%

Sales of products by metal for the three- and nine-month periods ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Silver	$40,588	$38,009	$122,392	$111,656
Gold	103,889	82,628	261,734	233,308
Lead	7,114	7,552	22,809	27,469
Zinc	15,292	20,990	62,995	78,714
Less: Smelter and refining charges	(5,351)	(5,530)	(21,609)	(20,530)
Sales of products	$161,532	$143,649	$448,321	$430,617

The following is sales information by geographic area based on the location of smelters and brokers (for concentrate shipments) and location of parent companies (for doré sales to metals traders) for the three- and nine-month periods ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Canada	$88,610	$83,723	$258,708	$266,915
Korea	33,683	35,796	109,184	110,036
Japan	17,339	3,301	34,924	20,971
Netherlands	445	—	16,500	—
China	—	—	—	66
United States	20,407	15,807	29,142	24,296
Total, excluding gains/losses on derivative contracts	$160,484	$138,627	$448,458	$422,284

Sales by significant product type for the three- and nine-month periods ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Doré and metals from doré	$87,525	$80,074	$231,391	$227,812
Carbon	17,745	2,994	27,376	4,273
Lead concentrate	37,685	36,728	122,727	113,211
Zinc concentrate	12,345	14,965	51,876	63,197
Bulk concentrate	5,184	3,866	15,088	13,791
Total, excluding gains/losses on derivative contracts	$160,484	$138,627	$448,458	$422,284

Sales of products for the three- and nine-month periods ended September 30, 2019 included a net gain of $1.1 million and a net loss of $0.1 million, respectively, on financially-settled forward and put option contracts for silver, gold, lead and zinc contained in our sales. Sales of products for the three- and nine-month periods ended September 30, 2018 included net gains of $5.0 million and $8.3 million, respectively, on forward contracts. See Note 11 for more information.

Sales of products to significant customers as a percentage of total sales were as follows for the three- and nine-month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

CIBC	36%	26%	24%	34%
Scotia	18%	19%	26%	13%
Korea Zinc	9%	15%	16%	22%
Teck Metals Ltd.	3%	11%	7%	11%
Cliveden	12%	—%	4%	—%
Trafigura	—%	10%	4%	3%

Our trade accounts receivable balance related to contracts with customers was $6.2 million at September 30, 2019 and $4.2 million at December 31, 2018, and included no allowance for doubtful accounts.

We have determined our contracts do not include a significant financing component. For doré sales and sales of metal from doré, payment is received at the time the performance obligation is satisfied. Payment for carbon sales is received within a relatively short period of time after the performance obligation is satisfied. The amount of consideration for concentrate sales is variable, and we receive payment for a significant portion of the estimated value of concentrate parcels within a relatively short period of time after the performance obligation is satisfied.

We do not incur significant costs to obtain or fulfill contracts which are not addressed by other accounting standards. Therefore, we have not recognized an asset for such costs as of September 30, 2019 or December 31, 2018.

In September 2019, we received $20.1 million in proceeds for two parcels of concentrate at our Greens Creek unit which were not shipped and recognized as revenue until October 2019.  We sold the concentrate in September, but arrival of the ship at the loading facility at Greens Creek was delayed due to weather, which resulted in the loaded ship leaving Greens Creek shortly after September 30.  As of September 30, 2019, a current deferred revenue liability was recognized for the $20.1 million in proceeds, and the related cost of sales and other direct production costs of $9.2 million and depreciation, depletion and amortization of $2.6 million were included in inventory.

The sales and income (loss) from operations amounts reported above include results from our Lucky Friday segment.  The Lucky Friday mine is our only operation where some of our employees are subject to a collective bargaining agreement, and the most recent agreement expired on April 30, 2016.  On February 19, 2017, the unionized employees voted against the Company's offer, and on March 13, 2017 went on strike and have been on strike since that time.  Production at Lucky Friday was suspended from the start of the strike until July 2017, when limited production resumed.  For the first nine months of 2019 and 2018, suspension costs not related to production of $5.7 million and $13.5 million, respectively, along with $3.1 million and $3.7 million, respectively, in non-cash depreciation expense, are reported in a separate line item on our consolidated statements of operations.  In September 2019, a tentative agreement was reached between the Company and the union negotiating committee.  Before the collective bargaining agreement is finalized, it must be ratified by a majority of the union members. If the agreement is voted on and ratified, we would expect the mine to be staffed in stages, and that this would put Lucky Friday on a path back to full production.  We believe it would take approximately one year to return to full production after re-staffing starts.  We cannot predict whether or when the current tentative agreement will be ratified or if an agreement will otherwise be reached, or, if an agreement is not ratified, how long the strike will last or when there will be a return to full production.  As a result of the strike or other related events, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations.  If the strike continues for a further extended period or it is determined an eventual resolution is unlikely, it may be appropriate in the future to review the carrying value of properties, plants, equipment and mineral interests at Lucky Friday.  Under such review, if estimated undiscounted cash flows from Lucky Friday were less than its carrying value, an impairment loss would be recognized for the difference between the carrying value and the estimated fair value.  The carrying value of properties, plants, equipment and mineral interests at Lucky Friday as of September 30, 2019 was approximately $437.0 million.  However, Lucky Friday has significant identified reserves and mineralized material and a current estimated mine life of approximately 17 years.

Note 7.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018
Service cost	$1,100	$1,252
Interest cost	1,620	1,377
Expected return on plan assets	(1,496)	(1,634)
Amortization of prior service cost	15	15
Amortization of net loss	1,097	931
Net periodic pension cost	$2,336	$1,941

	Nine Months Ended September 30,
	2019	2018
Service cost	$3,300	$3,756
Interest cost	4,860	4,131
Expected return on plan assets	(4,488)	(4,902)
Amortization of prior service cost	45	45
Amortization of net loss	3,291	2,793
Net periodic pension cost	$7,008	$5,823

For the three- and nine-month periods ended September 30, 2019 and 2018, the service cost component of net periodic pension cost is included in the same line items of our condensed consolidated financial statements as other employee compensation costs. The net expense related to all other components of net periodic pension cost of $1.2 million and $3.7 million, respectively, for the three- and nine-month periods ended September 30, 2019, and $0.7 million and $2.1 million, respectively, for the three- and nine-month periods ended September 30, 2018, is included in other (expense) income on our condensed consolidated statements of operations and comprehensive loss.

In May 2019, we contributed $3.6 million in common stock to our defined benefit plans, and do not expect to make additional contributions to the plans in 2019. We expect to contribute approximately $0.6 million to our unfunded supplemental executive retirement plan during 2019.

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

Expense of $2.1 million related to the unit awards discussed above vesting in 2020 will be recognized on a straight-line basis over the twelve months following the date of the award. Expense of $2.0 million related to the unit awards discussed above vesting in 2021 will be recognized on a straight-line basis over the twenty-four months following the date of the award. Expense of $1.8 million related to the unit awards discussed above vesting in 2022 will be recognized on a straight-line basis over the thirty-six-month period following the date of the award.

In June 2019, the Board of Directors granted performance-based share awards to certain executive employees. The value of the awards will be based on the ranking of the market performance of our common stock relative to the performance of the common stock of a group of peer companies over the three-year measurement period ending December 31, 2021. The number of shares to be issued will be based on the value of the awards divided by the share price at grant date. The expense related to the performance-based awards will be recognized on a straight-line base over the thirty months following the date of the award.

Stock-based compensation expense for restricted stock unit and performance-based grants to employees and shares issued to nonemployee directors recorded in the first nine months of 2019 totaled $4.8 million, compared to $4.7 million in the same period last year.

In connection with the vesting of restricted stock units and other stock grants, employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations and pays the obligations in cash.  As a result, in the first nine months of 2019 we withheld 1,060,480 shares valued at approximately $2.2 million, or approximately $2.11 per share. In the first nine months of 2018 we withheld 697,341 shares valued at approximately $2.7 million, or approximately $3.86 per share.

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

On August 5, 2019, our Board of Directors declared a common stock dividend, pursuant to the minimum annual dividend component of the policy described above, of $0.0025 per share, for a total dividend of approximately $1.2 million paid in September 2019. Because the average realized silver price for the second quarter of 2019 was $15.01 per ounce, below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 23, 2016, we may issue and sell shares of our common stock from time to time through ordinary broker transactions having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. The terms of sales transactions under the agreement, including trading day(s), number of shares sold in the aggregate, number of shares sold per trading day, and the floor selling price per share, are proposed by us to the sales agent. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. The shares issued under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. As of September 30, 2019, we had sold 7,173,614 shares under the agreement for total proceeds of approximately $24.5 million, net of commissions of approximately $0.6 million. No shares were sold under the agreement during the first nine months of 2019.

Common Stock Repurchase Program

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of September 30, 2019, 934,100 shares had been purchased at an average price of $3.99 per share, leaving approximately 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at November 5, 2019, was $2.30 per share. No shares were purchased under the program during the first nine months of 2019.

Warrants

As discussed in Note 13, we issued 4,136,000 warrants to purchase one share of our common stock to holders of warrants to purchase Klondex common stock under the terms of the Klondex acquisition, and all of the warrants were outstanding as of September 30, 2019. Warrants to purchase 2,068,000 shares of common stock have an exercise price of $8.02 and expire in April 2032. Warrants to purchase 2,068,000 shares of common stock have an exercise price of $1.57 and expire in February 2029.

Note 9.    Debt, Credit Facility and Leases

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

The Senior Notes are recorded net of a 2% initial purchaser discount totaling $10 million at the time of the April 2013 issuance and having an unamortized balance of $2.1 million as of September 30, 2019. The Senior Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for.  Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. During each of the nine-month periods ended September 30, 2019 and 2018, interest expense related to the Senior Notes and amortization of the initial purchaser discount and fees related to the issuance of the Senior Notes totaled $27.2 million.

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

Ressources Québec Notes

On March 5, 2018, we entered into a note purchase agreement pursuant to which we issued CAD$40 million (approximately USD$30.8 million at the time of the transaction) in aggregate principal amount of our Series 2018-A Senior Notes due May 1, 2021 (the “RQ Notes”) to Ressources Québec, a subsidiary of Investissment Québec, a financing arm of the Québec government. Because the RQ Notes are denominated in CAD, the reported USD-equivalent principal balance changes with movements in the exchange rate. The RQ Notes were issued at a discount of 0.58%, or CAD$0.2 million, and bear interest at a rate of 4.68% per year, payable on May 1 and November 1 of each year, commencing May 1, 2018. The RQ Notes are senior and unsecured and are pari passu in all material respects with the Senior Notes, including with respect to guarantees of the RQ Notes by certain of our subsidiaries. The net proceeds from the RQ Notes were required to be used for development and expansion of our Casa Berardi mine. During the nine months ended September 30, 2019 and 2018, interest expense related to the RQ Notes, including discount and origination fees, totaled $1.1 million for each period.

Credit Facility

In July 2018, we entered into a $250 million senior secured revolving credit facility which replaced our previous $100 million credit facility. The facility has a term ending on June 14, 2022, provided, however, that if we do not refinance our outstanding Senior Notes on or before November 1, 2020, the facility will terminate on November 1, 2020. In July 2019, we entered into an amendment to the credit facility to, among other things, change the leverage ratio covenant terms and temporarily reduce the amount available to be borrowed under the facility from $250 million to $150 million until the earlier of (i) our election to restore the amount available to $250 million following the fiscal quarter ending September 30, 2020 or (ii) our election to restore the amount available to $250 million by demonstrating two consecutive quarters of leverage ratio less than or equal to 4.00:1 beginning in the third quarter of 2019. As of September 30, 2019, the maximum leverage ratio in effect under the credit facility was 6.50:1, and drops to 6.00:1 for the fourth quarter of 2019.

The credit facility is collateralized by the assets of or shares of common stock held in our material subsidiaries, including those owning the Casa Berardi mine and our Nevada operations, and by our joint venture interests holding 100% ownership of the Greens Creek mine, all of our rights and interests in the joint venture agreement, and all of our rights and interests in the assets of the joint venture.  Below is information on the interest rates, standby fee, and financial covenant terms under our credit facility in place as of September 30, 2019:

Interest rates:
Spread over the London Interbank Offer Rate	2.25	-	4.00%
Spread over alternative base rate	1.25	-	2.25%
Standby fee per annum on undrawn amounts	0.50	-	1.00%
Covenant financial ratios:
Senior leverage ratio (debt secured by liens/EBITDA) (1)	not more than 2.50:1
Leverage ratio (total debt less unencumbered cash/EBITDA) (2)	not more than 6.50:1
Interest coverage ratio (EBITDA/interest expense)	not less than 3.00:1

(1) EBITDA is calculated as defined in the credit agreement.

(2) The leverage ratio will change to not more than: (i) 6.00:1 as of October 1, 2019; (ii) 5.50:1 as of January 1, 2020; (iii) 5.00:1 as of April 1, 2020; and (iv) 4.00:1 as of July 1, 2020.

We are also able to obtain letters of credit under the facility, and for any such letters we are required to pay a participation fee of between 2.25% and 3.25% of the amount of the letters of credit based on our total leverage ratio, as well as a fronting fee to each issuing bank of 0.20% annually on the average daily dollar amount of any outstanding letters of credit. There were $38.5 million in letters of credit outstanding as of September 30, 2019.

We believe we were in compliance with all covenants under the credit agreement, and had $50.0 million drawn under the agreement, in addition to the $38.5 million in letters of credit outstanding, as of September 30, 2019.

Debt Summary

As of September 30, 2019, the annual future obligations related to our debt, including interest, were (in thousands):

Twelve-month period ending September 30,	Senior Notes	RQ Notes	Revolving Credit Facility	Total
2020 (interest and fees only)	$34,822	$1,414	$219	$36,455
2021 (principal and interest)	526,813	31,028	—	557,841
2022 (principal)	—		50,000	50,000
Total	561,635	32,442	50,219	644,296
Less: interest and fees	(55,135)	(2,238)	(219)	(57,592)
Principal	506,500	30,204	50,000	586,704
Less: unamortized discount	(2,086)	—	—	(2,086)
Long-term debt	$504,414	$30,204	$50,000	$584,618

Finance Leases

We have entered into various lease agreements, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units, which we have determined to be finance leases.  At September 30, 2019, the total liability balance associated with finance leases, including certain purchase option amounts, was $14.3 million, with $5.7 million of the liability classified as current and the remaining $8.6 million classified as non-current. At December 31, 2018, the total liability balance associated with finance leases was $13.1 million, with $5.3 million of the liability classified as current and $7.9 million classified as non-current. The right-of-use assets for our finance leases are recorded in properties, plants, equipment and mineral interests, net, on our condensed consolidated balance sheets and totaled $21.4 million as of September 30, 2019 and $20.0 million as of December 31, 2018, net of accumulated depreciation. Expense during the first nine months of 2019 related to finance leases included $5.1 million for amortization of the right-of-use assets and $0.6 million for interest expense. The total obligation for future minimum lease payments was $15.2 million at September 30, 2019, with $1.0 million attributed to interest. The weighted-average remaining lease term for our finance leases as of September 30, 2019 was approximately 1.9 years.

At September 30, 2019, the annual maturities of finance lease commitments, including interest, were (in thousands):

Twelve-month period ending September 30,
2020	$6,283
2021	5,125
2022	2,818
2023	1,017
Total	15,243
Less: imputed interest	(968)
Net finance lease obligation	$14,275

Operating Leases

We have entered into various lease agreements, primarily for equipment, buildings and other facilities, and land at our operating units and corporate offices, which we have determined to be operating leases.  Some of the operating leases allow for extension of the lease beyond the current term at our option. We have considered the likelihood and estimated duration of the extension options in determining the lease term for measurement of the liability and right-of-use asset. For our operating leases as of September 30, 2019, we have assumed discount rates of between 5% and 6.5%. At September 30, 2019, the total liability balance associated with the operating leases was $17.3 million, with $5.9 million of the liability classified as current and the remaining $11.5 million classified as non-current. The right-of-use assets for our operating leases are recorded as a non-current asset on our condensed consolidated balance sheets and totaled $17.3 million as of September 30, 2019. Lease expense on operating leases during the first nine months of 2019 totaled $5.7 million. The total obligation for future minimum operating lease payments, including assumed extensions beyond the current lease terms, was $17.4 million at September 30, 2019. The weighted-average remaining lease term for our operating leases as of September 30, 2019 was approximately 4.7 years.

At September 30, 2019, the annual maturities of undiscounted operating lease payments, including assumed extensions beyond the current lease terms, were (in thousands):

Twelve-month period ending September 30,
2020	$6,570
2021	3,629
2022	2,808
2023	2,250
2024	862
More than 5 years	1,274
Total	17,393
Effect of discounting	(63)
Operating lease liability	$17,330

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

Note 11.    Derivative Instruments

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi and San Sebastian mines are USD-functional entities which routinely incur expenses denominated in CAD and Mexican pesos ("MXN"), respectively, and such expenses expose us to exchange rate fluctuations between the USD and CAD and MXN. In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a similar program with respect to MXN. The programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of September 30, 2019, we had 135 forward contracts outstanding to buy a total of CAD$300.7 million having a notional amount of US$231.5 million, and 10 forward contracts outstanding to buy a total of MXN$37.3 million having a notional amount of USD$1.8 million. The CAD contracts are related to forecasted cash operating costs at Casa Berardi to be incurred from 2019 through 2023 and have CAD-to-USD exchange rates ranging between 1.2702 and 1.3332. The MXN contracts are related to forecasted cash operating costs at San Sebastian to be incurred from 2019 through 2020 and have MXN-to-USD exchange rates ranging between 20.4100 and 20.8550. Our risk management policy provides that up to 75% of our planned cost exposure for five years into the future may be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of September 30, 2019, we recorded the following balances for the fair value of the contracts:

•	a current asset of $0.1 million, which is included in other current assets;
•	a current liability of $1.4 million, which is included in other current liabilities; and
•	a non-current liability of $2.9 million, which is included in other non-current liabilities.

Net unrealized losses of approximately $4.3 million related to the effective portion of the hedges were included in accumulated other comprehensive loss as of September 30, 2019. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $1.3 million in net unrealized losses included in accumulated other comprehensive loss as of September 30, 2019 would be reclassified to current earnings in the next twelve months. Net realized losses of approximately $1.2 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the nine months ended September 30, 2019. No net unrealized gains or losses related to ineffectiveness of the hedges were included in current earnings for the nine months ended September 30, 2019.

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our Greens Creek concentrate shipments between the time of shipment and final settlement. In addition, we use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future Greens Creek concentrate shipments. The following tables summarize the quantities of metals committed under forward sales contracts at September 30, 2019 and December 31, 2018:

September 30, 2019	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2019 settlements	828	3	16,204	2,921	$18.66	$1,537	$1.09	$0.90
Contracts on forecasted sales
2019 settlements	—	—	—	4,409	N/A	N/A	N/A	$0.95
2020 settlements	—	—	—	4,960	N/A	N/A	N/A	$0.96

December 31, 2018	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2019 settlements	842	4	18,450	2,700	$14.69	$1,260	$1.15	$0.89

In June 2019, we began using financially-settled put option contracts to manage the exposure of our forecasted future gold and silver sales to potential declines in market prices for those metals. These put contracts give as the option, but not the obligation, to sell quantities of silver and gold in the future at established prices. The following table summarizes the quantities of metals for which we have entered into put contracts and the average exercise prices as of September 30, 2019:

September 30, 2019	Ounces under contract (in 000's)		Average price per ounce
	Silver	Gold	Silver	Gold
	(ounces)	(ounces)	(ounces)	(ounces)
Contracts on forecasted sales
2019 settlements	2,493	89	$15.08	$1,400
2020 settlements	2,634	51	$15.00	$1,400

In October 2019, we entered into additional put contracts which establish the minimum prices at which we can sell silver and gold relating to forecasted production for a portion of 2020 at $16.00 and $1,450, respectively, per ounce.  These contracts have total premiums of approximately $3.2 million to be paid upon maturity.

These forward and put option contracts are not designated as hedges and are marked-to-market through earnings each period.

We recorded the following balances as of September 30, 2019 for the fair value of the forward and put option contracts held at that time:

•	a current asset of $1.1 million, which is included in other current assets and is net of $0.7 million for contracts in a fair value liability position; and
•	a current liability of $7.1 million, which is included in other current liabilities and is net of $0.4 million for contracts in a fair value current asset position.

We recognized a $0.1 million net loss during the first nine months of 2019 on the contracts utilized to manage exposure to prices of metals that have been sold, which is included in sales of products.  The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $2.7 million net gain during the first nine months of 2019 on the contracts utilized to manage exposure to prices for forecasted future sales. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future sales, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net gain for the first nine months of 2019 is the result of decreasing zinc and lead prices, partially offset by increasing gold and silver prices. During the third quarters of 2019 and 2018, we settled, prior to their maturity date, forward contracts in a gain position for cash proceeds to us of approximately $6.7 million and $32.8 million, respectively. These programs, when utilized and the contracts are not settled prior to their maturity dates, are designed to mitigate the impact of potential future declines in silver, gold, lead and zinc prices from the price levels established in the contracts (see average price information above). When those prices increase compared to the contracts, we incur losses on the contracts.

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our revolving credit agreement would cause a default under the derivative contract. As of September 30, 2019, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these agreements was $12.4 million as of September 30, 2019, which includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at September 30, 2019, we could have been required to settle our obligations under the agreements at their termination value of $12.4 million.

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

Description	Balance at September 30, 2019	Balance at December 31, 2018	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$32,995	$27,389	Level 1
Available for sale securities:
Equity securities – mining industry	7,349	6,583	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	6,222	4,184	Level 2
Restricted cash balances:
Certificates of deposit and other deposits	1,025	1,025	Level 1
Derivative contracts:
Foreign exchange contracts	143	23	Level 2
Metal forward and put option contracts	1,092	209	Level 2
Total assets	$48,826	$39,413

Liabilities:
Derivative contracts:
Foreign exchange contracts	$4,240	$8,595	Level 2
Metal forward and put option contracts	7,081	373	Level 2
Total liabilities	$11,321	$8,968

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

We use financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments that have not reached final settlement.  We also use financially-settled forward and put option contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our forecasted future sales (see Note 11 for more information).  These contracts do not qualify for hedge accounting, and are marked-to-market through earnings each period.  The fair value of each forward contract represents the present value of the difference between the forward metal price for the contract settlement period as of the measurement date and the contract settlement metal price. The fair value of each put option contract is measured using the Black-Scholes pricing model, with inputs for the period-end metal price and assumed metal price volatility and discount rate.

Our Senior Notes, which were recorded at their carrying value, net of unamortized initial purchaser discount, of $504.4 million at September 30, 2019, had a fair value of $503.6 million at September 30, 2019. Quoted market prices, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. See Note 9 for more information.

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

Our estimates of undiscounted future cash flows for our Nevada assets are most sensitive to (i) changes in metal prices and (ii) the timely resumption of previously-anticipated production levels. Our carrying value assessment assumed a weighted-average gold price of approximately $1,345 per ounce.  A sensitivity analysis was performed, and decreasing the weighted-average gold price assumption to below approximately $1,280 per ounce, with all other variables held constant, would have resulted in estimated undiscounted future cash flows that were less than the carrying value of the Nevada assets as of June 30, 2019.  In the third quarter of 2019, we continued to pursue third-party ore processing arrangements with the potential to reduce transportation and milling costs.  Additionally, we have commenced studies of the assets in order to determine how to mine them with lower costs.  There were no significant events or changes in circumstances during the third quarter of 2019 representing a triggering event requiring a carrying value assessment in Nevada.  However, if events or changes occur in the future that adversely affect our estimate of undiscounted future cash flows from our Nevada assets, including (i) an increase in expected costs, (ii) a sustained decline in gold prices, or (iii) suspension of production and placement of our Nevada operations on care-and-maintenance due to the inability to resolve the Operational Issues identified above in a timely manner, or other factors, we may be required to again perform the carrying value assessment for our Nevada assets.  If a future assessment indicates the carrying value of the assets exceeds the estimated undiscounted future cash flows, an impairment loss, which could be material, would be recognized for the difference between the carrying value and fair value of the assets. The estimate of potential impairment involves significant judgment and assumptions, and no assurance can be given as to whether we will recognize an impairment in the future or the amount of a potential impairment.  The carrying value of our properties, plants, equipment and mineral interests in Nevada as of September 30, 2019 was $524.8 million, consisting of the following (in millions):

Value beyond proven and probable reserves	$382.2
Mineral properties and development	57.7
Mills and tailings facilities	46.4
Buildings and equipment	33.0
Land	2.9
Asset retirement obligation asset	2.6
Total	$524.8

See Part II, Item 1A - Risk Factors in our quarterly report on Form 10-Q for the period ended June 30, 2019 for a discussion of certain risks relating to our recent and ongoing analysis of the carrying value of the Nevada assets.

Note 14.    Guarantor Subsidiaries

Presented below are Hecla’s unaudited interim condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of Hecla's subsidiaries of the Senior Notes and RQ Notes (see Note 9 for more information). The Guarantors consist of the following of Hecla's 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Hecla Montana, Inc.; Revett Silver Company; RC Resources, Inc.; Troy Mine Inc.; Revett Exploration, Inc.; Revett Holdings, Inc.; Mines Management, Inc.; Newhi, Inc.; Montanore Minerals Corp.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; Hecla Juneau Mining Company; Klondex Holdings Inc.; Klondex Gold & Silver Mining Co.; Klondex Midas Holdings Limited; Klondex Aurora Mine Inc.; Klondex Hollister Mine Inc.; and Hecla Quebec, Inc. We completed the initial offering of the Senior Notes on April 12, 2013, and a related exchange offer for virtually identical notes registered with the SEC on January 3, 2014. We issued the RQ Notes on March 5, 2018.

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

•

Deferred taxes. Our ability to realize deferred tax assets and liabilities is considered for two consolidated tax groups of subsidiaries within the United States: the Nevada U.S. Group and Hecla U.S. group. Within each tax group, all subsidiaries' estimated future taxable income contributes to the ability of their tax group to realize all such assets and liabilities. However, when Hecla's subsidiaries are viewed independently, we use the separate return method to assess the realizability of each subsidiary's deferred tax assets and whether a valuation allowance is required against such deferred tax assets. In some instances, a parent company or subsidiary may possess deferred tax assets whose realization depends on the future taxable incomes of other subsidiaries on a consolidated-return basis, but would not be considered realizable if such parent or subsidiary filed on a separate stand-alone basis. In such a situation, a valuation allowance is assessed on that subsidiary's deferred tax assets, with the resulting adjustment reported in the eliminations column of the guarantor and parent's financial statements, as is the case in the unaudited interim financial statements set forth below. The separate return method can result in significant eliminations of deferred tax assets and liabilities and related income tax provisions and benefits. Non-current deferred tax asset balances are included in other non-current assets on the consolidating balance sheets and make up a large portion of that item, particularly for the guarantor balances.

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

Unaudited Interim Condensed Consolidating Balance Sheets

	As of September 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$18,983	$9,608	$4,404	$—	$32,995
Other current assets	7,031	113,542	25,430	(72)	145,931
Properties, plants, equipment and mineral interests - net	1,913	2,438,137	15,461	—	2,455,511
Intercompany receivable (payable)	143,248	(709,012)	149,616	416,148	—
Investments in subsidiaries	1,499,318	—	—	(1,499,318)	—
Other non-current assets	284,380	25,380	(120,645)	(150,374)	38,741
Total assets	$1,954,873	$1,877,655	$74,266	$(1,233,616)	$2,673,178
Liabilities and Stockholders' Equity
Current liabilities	$(298,754)	$165,564	$10,704	$268,329	$145,843
Long-term debt	584,618	19,159	876	—	604,653
Non-current portion of accrued reclamation	—	95,674	8,147	—	103,821
Non-current deferred tax liability	—	146,069	—	(2,627)	143,442
Other non-current liabilities	52,365	5,393	1,017	—	58,775
Shareholders' equity	1,616,644	1,445,796	53,522	(1,499,318)	1,616,644
Total liabilities and stockholders' equity	$1,954,873	$1,877,655	$74,266	$(1,233,616)	$2,673,178

	As of December 31, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
		Revised	Revised
	(in thousands)
Assets
Cash and cash equivalents	$6,266	$17,233	$3,890	$—	$27,389
Other current assets	6,388	105,900	24,542	(69)	136,761
Properties, plants, equipment and mineral interests, net	1,913	2,503,467	14,624	—	2,520,004
Intercompany receivable (payable)	171,908	(546,374)	152,031	222,435	—
Investments in subsidiaries	1,577,869	—	—	(1,577,869)	—
Other non-current assets	276,641	10,906	(124,845)	(142,912)	19,790
Total assets	$2,040,985	$2,091,132	$70,242	$(1,498,415)	$2,703,944
Liabilities and Stockholders' Equity
Current liabilities	$(233,824)	$157,640	$7,145	$205,233	$136,194
Long-term debt	532,799	143,858	1	(135,988)	540,670
Non-current portion of accrued reclamation	—	100,445	4,534	—	104,979
Non-current deferred tax liability	—	163,328	—	10,209	173,537
Other non-current liabilities	51,047	5,641	913	—	57,601
Stockholders' equity	1,690,963	1,520,220	57,649	(1,577,869)	1,690,963
Total liabilities and stockholders' equity	$2,040,985	$2,091,132	$70,242	$(1,498,415)	$2,703,944

Unaudited Interim Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$1,049	$144,999	$15,484	$—	$161,532
Cost of sales	(472)	(85,829)	(9,577)	—	(95,878)
Depreciation, depletion, amortization	—	(47,448)	(3,326)	—	(50,774)
General and administrative	(2,951)	(4,722)	(305)	—	(7,978)
Exploration and pre-development	(3)	(4,315)	(1,371)	—	(5,689)
Research and development	—	37	(90)	—	(53)
Loss on derivative contracts	(4,718)	—	—	—	(4,718)
Foreign exchange gain (loss)	(3,201)	5,129	(1,155)	—	773
Lucky Friday suspension-related costs	—	(3,722)	—	—	(3,722)
Acquisition costs	(100)	(83)	—	—	(183)
Equity in earnings of subsidiaries	(6,761)	—	—	6,761	—
Other (expense) income	(2,359)	(9,930)	1,606	(3,757)	(14,440)
Income (loss) before income taxes	(19,516)	(5,884)	1,266	3,004	(21,130)
(Provision) benefit from income taxes	—	(625)	(1,518)	3,757	1,614
Net income (loss)	(19,516)	(6,509)	(252)	6,761	(19,516)
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common shareholders	(19,654)	(6,509)	(252)	6,761	(19,654)
Net income (loss)	(19,516)	(6,509)	(252)	6,761	(19,516)
Changes in comprehensive income (loss)	(3,288)	—	—	—	(3,288)
Comprehensive income (loss)	$(22,804)	$(6,509)	$(252)	$6,761	$(22,804)

	Nine Months Ended September 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(136)	$409,339	$39,118	$—	$448,321
Cost of sales	(1,190)	(280,397)	(29,615)	—	(311,202)
Depreciation, depletion, amortization	—	(132,104)	(6,934)	—	(139,038)
General and administrative	(12,110)	(13,571)	(1,174)	—	(26,855)
Exploration and pre-development	(22)	(10,645)	(5,424)	—	(16,091)
Research and development	—	(521)	(93)	—	(614)
Loss on derivative contracts	(2,719)	—	—	—	(2,719)
Foreign exchange gain (loss)	7,820	(14,636)	75	—	(6,741)
Lucky Friday suspension-related costs	—	(8,766)	—	—	(8,766)
Acquisition costs	(221)	(219)	(153)	—	(593)
Equity in earnings of subsidiaries	(77,563)	—	—	77,563	—
Other (expense) income	(5,438)	(31,573)	2,308	(12,589)	(47,292)
Income (loss) before income taxes	(91,579)	(83,093)	(1,892)	64,974	(111,590)
(Provision) benefit from income taxes	(2)	6,864	558	12,589	20,009
Net income (loss)	(91,581)	(76,229)	(1,334)	77,563	(91,581)
Preferred stock dividends	(414)	—	—	—	(414)
Income (loss) applicable to common shareholders	(91,995)	(76,229)	(1,334)	77,563	(91,995)
Net income (loss)	(91,581)	(76,229)	(1,334)	77,563	(91,581)
Changes in comprehensive income (loss)	4,511	—	—	—	4,511
Comprehensive income (loss)	$(87,070)	$(76,229)	$(1,334)	$77,563	$(87,070)

	Three Months Ended September 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
		Revised	Revised
	(in thousands)
Revenues	$5,020	$124,497	$14,132	$—	$143,649
Cost of sales	(157)	(80,876)	(12,576)	—	(93,609)
Depreciation, depletion, amortization	—	(41,669)	(1,795)	—	(43,464)
General and administrative	(4,802)	(5,082)	(443)	—	(10,327)
Exploration and pre-development	(1)	(11,227)	(2,378)	—	(13,606)
Research and development	—	(732)	(537)	—	(1,269)
Gain on derivative contracts	19,460	—	—	—	19,460
Foreign exchange gain (loss)	4,640	(7,629)	777	—	(2,212)
Lucky Friday suspension costs	—	(6,519)	—	—	(6,519)
Acquisition costs	(5,741)	(386)	(12)	—	(6,139)
Equity in earnings of subsidiaries	(54,618)	—	—	54,618	—
Other expense	13,016	(4,756)	(262)	(19,825)	(11,827)
Income (loss) before income taxes	(23,183)	(34,379)	(3,094)	34,793	(25,863)
(Provision) benefit from income taxes	(1)	(17,530)	385	19,825	2,679
Net income (loss)	(23,184)	(51,909)	(2,709)	54,618	(23,184)
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common shareholders	(23,322)	(51,909)	(2,709)	54,618	(23,322)
Net income (loss)	(23,184)	(51,909)	(2,709)	54,618	(23,184)
Changes in comprehensive income (loss)	3,746	—	—	—	3,746
Comprehensive income (loss)	$(19,438)	$(51,909)	$(2,709)	$54,618	$(19,438)

	Nine Months Ended September 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
		Revised	Revised
	(in thousands)
Revenues	$8,332	$381,556	$40,729	$—	$430,617
Cost of sales	245	(219,497)	(27,666)	—	(246,918)
Depreciation, depletion, amortization	—	(99,749)	(3,586)	—	(103,335)
General and administrative	(13,250)	(13,247)	(1,352)	—	(27,849)
Exploration and pre-development	(128)	(22,571)	(8,525)	—	(31,224)
Research and development	—	(3,702)	(1,340)	—	(5,042)
Gain/(loss) on derivative contracts	40,271	—	—	—	40,271
Foreign exchange gain (loss)	(9,795)	12,230	421	—	2,856
Lucky Friday suspension costs	—	(18,337)	—	—	(18,337)
Acquisition costs	(9,041)	(454)	(161)	—	(9,656)
Equity in earnings of subsidiaries	(31,105)	—	—	31,105	—
Other (expense) income	11,602	(19,034)	722	(29,027)	(35,737)
Income (loss) before income taxes	(2,869)	(2,805)	(758)	2,078	(4,354)
(Provision) benefit from income taxes	(1)	(26,348)	(1,194)	29,027	1,484
Net income (loss)	(2,870)	(29,153)	(1,952)	31,105	(2,870)
Preferred stock dividends	(414)	—	—	—	(414)
Income (loss) applicable to common shareholders	(3,284)	(29,153)	(1,952)	31,105	(3,284)
Net income (loss)	(2,870)	(29,153)	(1,952)	31,105	(2,870)
Changes in comprehensive income (loss)	(3,520)	38	—	(38)	(3,520)
Comprehensive income (loss)	$(6,390)	$(29,115)	$(1,952)	$31,067	$(6,390)

Unaudited Interim Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(140,110)	$92,042	$(15,242)	$126,919	$63,609
Cash flows from investing activities:
Additions to properties, plants, equipment and mineral interests	—	(56,329)	(41,009)	—	(97,338)
Other investing activities, net	72,128	42	1,415	(72,128)	1,457
Cash flows from financing activities:
Dividends paid to shareholders	(4,070)	—	—	—	(4,070)
Borrowings on debt	245,000	—	—	—	245,000
Payments on debt	(195,000)	(4,965)	(519)	—	(200,484)
Other financing activity, net	34,769	(38,672)	55,869	(54,791)	(2,825)
Effect of exchange rates on cash	—	257	—	—	257
Changes in cash, cash equivalents and restricted cash and cash equivalents	12,717	(7,625)	514	—	5,606
Beginning cash, cash equivalents and restricted cash and cash equivalents	6,266	18,258	3,890	—	28,414
Ending cash, cash equivalents and restricted cash and cash equivalents	$18,983	$10,633	$4,404	$—	$34,020

	Nine Months Ended September 30, 2018
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
		Revised	Revised
	(in thousands)
Cash flows from operating activities	$(29,868)	$88,853	$(40,161)	$56,386	$75,210
Cash flows from investing activities:
Additions to properties, plants, equipment and mineral interests	20,710	(101,147)	(2,848)	—	(83,285)
Acquisitions of other companies, net of cash acquired	(139,326)		—	—	(139,326)
Other investing activities, net	(398,101)	4,309	—	431,815	38,023
Cash flows from financing activities:
Dividends paid to shareholders	(3,607)	—	—	—	(3,607)
Borrowings on debt	78,024	—	—	—	78,024
Payments on debt	(47,000)	(41,028)	—	—	(88,028)
Other financing activity, net	443,372	26,051	16,709	(488,201)	(2,069)
Effect of exchange rates on cash	—	(215)		—	(215)
Changes in cash, cash equivalents and restricted cash and cash equivalents	(75,796)	(23,177)	(26,300)	—	(125,273)
Beginning cash, cash equivalents and restricted cash and cash equivalents	103,877	46,619	36,643	—	187,139
Ending cash, cash equivalents and restricted cash and cash equivalents	$28,081	$23,442	$10,343	$—	$61,866

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2018, as updated in Part II, Item 1A – Risk Factors in our quarterly reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Hecla Mining Company and our subsidiaries have provided precious and base metals to the U.S. and worldwide since 1891. We discover, acquire and develop mines and other mineral interests and produce and market concentrates, carbon material and doré containing silver, gold, lead and zinc.

We produce lead, zinc and bulk concentrates and carbon material, which we sell to custom smelters, brokers and third-party processors, and unrefined doré containing gold and silver, which is sold to refiners or further refined before sale of the metals to traders.  We are organized into five segments that encompass our operating and development units:  Greens Creek, Lucky Friday, Casa Berardi, San Sebastian and Nevada Operations. The map below shows the locations of our operating units, our exploration and pre-development projects, as well as our corporate offices located in Coeur d'Alene, Idaho and Vancouver, British Columbia.

Our current business strategy is to focus our financial and human resources in the following areas:

•	operating our properties safely, in an environmentally responsible manner, and cost-effectively;
•	fully integrate the acquisition of Klondex Mines Ltd. ("Klondex") discussed further below, which gives us ownership of two mills, operating mines and other mineral interests in northern Nevada;
•	continuing to optimize and improve operations at our units, which includes incurring research and development expenditures that may not result in tangible benefits;
•	expanding our proven and probable reserves and production capacity at our units;
•	conducting our business with financial stewardship to preserve our financial position in varying metals price environments;
•	advancing permitting of the Rock Creek and Montanore projects;
•

maintaining and investing in exploration and pre-development projects in the vicinities of seven mining districts and projects, most of which we believe to be under-explored or under-invested: North Idaho's Silver Valley in the historic Coeur d'Alene Mining District; our Greens Creek unit on Alaska's Admiralty Island located near Juneau; the silver-producing district near Durango, Mexico; the Abitibi region of northwestern Quebec, Canada; our projects in northern Nevada; the Rock Creek and Montanore projects in northwestern Montana; and the Creede district of southwestern Colorado; and

•	continuing to seek opportunities to acquire or invest in mining properties and companies.

A number of key factors may impact the execution of our strategy, including metals prices and regulatory issues. Metals prices can be very volatile. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control. Average market prices of silver, lead and zinc in the first nine months of 2019 were lower than their levels from the comparable period last year, with the average gold price higher, as illustrated by the table in Results of Operations below. While we believe current global economic and industrial trends could result in continued demand for the metals we produce, prices have been volatile and there can be no assurance that current prices will continue. However, as discussed in Item 3. Quantitative and Qualitative Disclosures About Market Risk below, we utilize financially-settled forward and put option contracts to manage our exposure to changes in prices for the metals we produce.

The total principal amount of our Senior Notes due May 1, 2021 is $506.5 million and they bear interest at a rate of 6.875% per year. The net proceeds from the Senior Notes were primarily used for the acquisition of Aurizon in June 2013. In addition, in March 2018 we entered into a note purchase agreement pursuant to which we issued CAD$40 million (approximately USD$30.8 million at the time of the transaction) in aggregate principal amount of our Series 2018-A Senior Notes due May 1, 2021 (the “RQ Notes”) to Ressources Québec which have an annual coupon rate of 4.68%. The net proceeds from the RQ Notes were used for development and expansion of our Casa Berardi unit. Also, we had $50.0 million drawn on our revolving credit facility as of September 30, 2019. See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our debt arrangements. As discussed in the Financial Liquidity and Capital Resources section below, we believe that we will be able to meet the obligations associated with the Senior Notes, RQ Notes and amounts drawn on our revolving credit facility; however, a number of factors could impact our ability to meet the debt obligations and fund our other projects.

On July 20, 2018, we completed the acquisition of all of the issued and outstanding common shares of Klondex for total consideration valued at approximately $413.9 million at the time of consummation of the acquisition. See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. As a result of the acquisition, we own 100% of three land packages in northern Nevada totaling approximately 110 square miles and containing operating or previously-operating mines with a history of high-grade gold production, which we believe to be prospective and under-explored. The acquired properties include the Hatter Graben development project near the Hollister mine, where we have started construction of an access drift, the Fire Creek mine, which we believe has been under-developed and has the potential for continued production, and various other gold properties. The acquisition has increased our annual gold production and has the potential to continue to do so. We are faced with the challenge of integrating the acquisition and assuming operating responsibility for Klondex's mines and other operations. See Item 1A – Risk Factors – Operating, Development, Exploration and Acquisition Risks in our annual report filed on Form 10-K for the year ended December 31, 2018, as updated in Part II, Item 1A - Risk Factors in our quarterly reports filed on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019 for risks associated with our acquisition of Klondex. Because total production and capital costs have exceeded sales at our Nevada operations since the acquisition, we conducted a review of our Nevada operations during the second quarter of 2019. The review resulted in a plan for lower anticipated near-term production and capitalized development costs there. See The Nevada Operations section below for more information.

On June 15, 2015, we completed the acquisition of Revett Mining Company, giving us 100% ownership of the Rock Creek project, a significant undeveloped silver and copper deposit in northwestern Montana. In addition, on September 13, 2016, we completed the acquisition of Mines Management, Inc., giving us 100% ownership of the Montanore project, another significant undeveloped silver and copper deposit located approximately 10 miles from our Rock Creek project. Development of Rock Creek and Montanore has been challenged by multiple parties at various times, including a recent (i) court order finding a trespass over unpatented mining claims not owned by us at Montanore, (ii) questioning of the validity of the operating permit at Montanore by the Montana Department of Environmental Quality, and (iii) court decision vacating Montanore's most recent water discharge permit renewal. In addition, a State court remanded back to the Montana Department of Natural Resources and Conservation for further consideration a water right permit it had issued for the Rock Creek project. Thus, there can be no assurance that we will be able to obtain the permits required to develop or otherwise move forward with these exploration projects. See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) and Part II, Item 1A – Risk Factors in our quarterly report filed on Form 10-Q for the quarter ended March 31, 2019 for more information.

As further discussed in the Lucky Friday Segment section below, the union employees at Lucky Friday have been on strike since March 13, 2017. Production at Lucky Friday was suspended from the start of the strike until July 2017, with limited production by salaried employees commencing at that time. In September 2019, a tentative agreement was reached between the Company and the union negotiating committee. Before the collective bargaining agreement is finalized, it must be ratified by a majority of the union members. If the agreement is voted on and ratified, we would expect the mine to be staffed in stages, and that this would put Lucky Friday on a path back to full production. We believe it would take approximately one year to return to full production after re-staffing starts. We cannot predict whether or when the current tentative agreement will be ratified or if an agreement will otherwise be reached, or, if an agreement is not ratified, how long the strike will last or when there will be a return to full production. We expect cash expenditures of approximately $1.0 million to $1.5 million per month to advance engineering and infrastructure for the restart of full production, in addition to costs related to limited interim production. As a result of the strike or other related events, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations.

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

Another challenge for us is the risk associated with environmental litigation and ongoing reclamation activities. As described in Part I, Item 1A – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2018 and above in Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited), it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans.  We are involved in various environmental legal matters and the estimate of our environmental liabilities and liquidity needs, as well as our strategic plans, may be significantly impacted as a result of these matters or new matters that may arise. We strive to ensure that our activities are conducted in compliance with applicable laws and regulations and attempt to resolve environmental litigation on terms as favorable to us as possible.

Results of Operations

Sales of products by metal for the three- and nine-month periods ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Silver	$40,588	$38,009	$122,392	$111,656
Gold	103,889	82,628	261,734	233,308
Lead	7,114	7,552	22,809	27,469
Zinc	15,292	20,990	62,995	78,714
Less: Smelter and refining charges	(5,351)	(5,530)	(21,609)	(20,530)
Sales of products	$161,532	$143,649	$448,321	$430,617

The fluctuations in sales of products in the third quarter and first nine months of 2019 compared to the same periods of 2018 are primarily due to:

•

Higher sales quantities for silver, gold and lead in the first nine months of 2019 compared to the same period of 2018.  In the third quarter of 2019, gold sales quantities were higher, with silver and lead lower, compared to the third quarter of 2018.  Zinc sales quantities were lower in both the third quarter and first nine months of the year, versus the comparable periods of 2018.  See the The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, The San Sebastian Segment and The Nevada Operations Segment sections below for more information on metal production and sales volumes at each of our operating segments.  Total metals production and sales volumes for each period are shown in the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Silver -	Ounces produced	3,251,350	2,523,691	9,193,246	7,654,118
	Payable ounces sold	2,232,691	2,588,478	7,549,360	6,993,695
Gold -	Ounces produced	77,311	72,995	198,100	191,116
	Payable ounces sold	69,760	68,568	189,823	183,050
Lead -	Tons produced	6,107	4,238	17,406	15,387
	Payable tons sold	3,817	3,986	12,628	12,599
Zinc -	Tons produced	15,413	12,795	42,672	42,312
	Payable tons sold	7,878	9,282	27,234	30,072

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

•

Higher average realized silver and gold prices, and lower average realized lead and zinc prices, in the third quarter and first nine months of 2019 compared to the same periods in 2018. These price variances are illustrated in the table below.

		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Silver –	London PM Fix ($/ounce)	$17.02	$14.99	$15.83	$16.10
	Realized price per ounce	$18.18	$14.68	$16.21	$15.97
Gold –	London PM Fix ($/ounce)	$1,474	$1,213	$1,363	$1,283
	Realized price per ounce	$1,475	$1,205	$1,374	$1,275
Lead –	LME Final Cash Buyer ($/pound)	$0.92	$0.95	$0.90	$1.06
	Realized price per pound	$0.93	$0.95	$0.90	$1.09
Zinc –	LME Final Cash Buyer ($/pound)	$1.06	$1.15	$1.18	$1.37
	Realized price per pound	$0.97	$1.13	$1.16	$1.31

Average realized prices typically differ from average market prices primarily because Greens Creek concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement.  For the third quarter and first nine months of 2019, we recorded net price adjustments to provisional settlements of positive $0.6 million and negative $0.1 million, respectively, compared to net negative price adjustments to provisional settlements of $0.6 million and $3.3 million, respectively, in the third quarter and first nine months of 2018. The price adjustments related to silver, gold, lead and zinc contained in our concentrate shipments were largely offset by gains and losses on forward contracts for those metals for each period. See Note 11of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.

For the third quarter and first nine months of 2019, we recorded losses applicable to common shareholders of $19.7 million ($0.04 per basic common share) and $92.0 million ($0.19 per basic common share), respectively, compared to losses applicable to common shareholders of $23.3 million ($0.05 per basic common share) and $3.3 million ($0.01 per basic common share) for the third quarter and first nine months of 2018, respectively.  The following factors impacted the results for the third quarter and first nine months of 2019 compared to the same periods in 2018:

•	Variances in gross profit (loss) at our operating units as follows (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Variance	2019	2018	Variance
Greens Creek	$18.5	$13.0	$5.5	$54.3	$63.9	$(9.6)
Lucky Friday	—	—	—	—	2.4	(2.4)
Casa Berardi	0.4	1.6	(1.2)	(18.2)	12.4	(30.6)
San Sebastian	2.6	(0.2)	2.8	2.7	9.6	(6.9)
Nevada Operations	(6.7)	(7.8)	1.1	(40.7)	(7.8)	(32.9)
Total gross profit	$14.8	$6.6	$8.2	$(1.9)	$80.5	$(82.4)

See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, The San Sebastian Segment, and The Nevada Operations Segment sections below.

•

Losses on metal derivatives contracts of $4.7 million and $2.7 million in the third quarter and first nine months of 2019, respectively, compared to gains of $19.5 million and $40.3 million in the third quarter and first nine months of 2018, respectively. During the third quarters of 2019 and 2018, we settled, prior to their maturity date, contracts in a gain position for cash proceeds to us of approximately $6.7 million and $32.8 million, respectively. See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

•

Losses on disposition of properties, plants, equipment and mineral interests of $24 thousand and $4.7 million in the third quarter and first nine months of 2019, respectively, compared to gains of $3.2 million and $3.4 million in the third quarter and first nine months of 2018, respectively. The loss in 2019 was related to disposition of our interest in the Fayolle exploration project in Quebec.

•

Foreign exchange net gain of $0.8 million in the third quarter of 2019 and net loss of $6.7 million in the first nine months of 2019 versus a net loss of $2.2 million in the third quarter of 2018 and gain of $2.9 million in the first nine months of 2018. The variances are primarily related to the impact of changes in the CAD-to-USD exchange rate on the remeasurement of our net monetary liabilities in Quebec. During the first nine months of 2019, the applicable CAD-to-USD exchange rate decreased from 1.3643 to 1.3243, compared to an increase in the rate from 1.2545 to 1.2945 during the first nine months of 2018.

•

Lower research and development expense by $1.2 million and $4.4 million in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018 due to capitalization and completion of fabrication of the remote vein miner, a new technology we are developing.

•	Lower general and administrative expense by $2.3 million and $1.0 million in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018.
•	Costs of $6.1 million and $9.7 million for the third quarter and first nine months of 2018, respectively, related to the acquisition of Klondex completed in July 2018.

•

Exploration and pre-development expense decreased by $7.9 million and $15.1 million in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018. In 2019, we have continued exploration work at our Greens Creek, San Sebastian, Casa Berardi and Nevada Operations units, but at lower spending levels. "Pre-development expense" is defined as costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves. Pre-development expense in the 2019 and 2018 periods was related to advancement of our Montanore and Rock Creek projects.

•

Lower suspension costs by $2.8 million and $9.6 million in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018 due to increased production, as discussed in the Lucky Friday Segment section below.

•

Income tax benefits of $1.6 million and $20.0 million in the third quarter and first nine months of 2019, respectively, compared to benefits of $2.7 million of $1.5 million, respectively, in the comparable 2018 periods. The benefits are primarily the result of losses in Nevada and Quebec.

The Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	$59,015	$65,187	$194,542	$205,642
Cost of sales and other direct production costs	(31,467)	(39,735)	(108,009)	(106,883)
Depreciation, depletion and amortization	(9,008)	(12,428)	(32,228)	(34,880)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(40,475)	(52,163)	(140,237)	(141,763)
Gross profit	$18,540	$13,024	$54,305	$63,879
Tons of ore milled	213,557	213,037	629,752	632,876
Production:
Silver (ounces)	2,544,018	1,876,417	7,149,035	5,789,440
Gold (ounces)	13,684	11,559	41,269	38,396
Zinc (tons)	15,073	12,695	41,330	41,673
Lead (tons)	5,258	4,026	14,668	14,352
Payable metal quantities sold:
Silver (ounces)	1,565,873	1,928,858	5,545,422	5,113,799
Gold (ounces)	9,863	11,613	32,466	33,402
Zinc (tons)	7,218	9,282	26,213	29,232
Lead (tons)	3,045	3,986	10,199	11,169
Ore grades:
Silver ounces per ton	15.01	11.65	14.28	11.94
Gold ounces per ton	0.10	0.09	0.10	0.09
Zinc percent	7.70%	6.87%	7.28%	7.58%
Lead percent	3.00%	2.40%	2.86%	2.84%
Mining cost per ton	$81.16	$68.76	$80.15	$69.19
Milling cost per ton	$36.67	$31.97	$35.89	$32.73
Total Cash Cost, After By-product Credits, Per Silver Ounce (1)	$2.05	$1.92	$1.67	$(2.22)
All-In Sustaining Costs ("AISC"), After By-Product Credits, per Silver Ounce (1)	$6.05	$9.20	$5.28	$4.71

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

The $5.5 million increase in gross profit in the third quarter of 2019 compared to the same period in 2018 is due to higher realized prices for silver and gold, partially offset by lower sales volumes due to the timing of shipments and lower zinc and lead prices.  The $9.6 million decrease in gross profit during the first nine months of 2019 compared to the same 2018 period was primarily a result of higher costs and lower zinc and lead prices, partially offset by higher realized silver and gold prices.

Mining and milling cost per ton were higher by 18% and 15%, respectively, in the third quarter of 2019 and by 16% and 10%, respectively, for the first nine months of 2019 compared to the same periods of 2018. The increases were mainly due to higher costs for labor, power and consumables, with the variances for the nine-month period also due to lower ore tonnage.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the third quarter and first nine months of 2019 versus the same periods in 2018:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash Cost, Before By-product Credits, per Silver Ounce	$20.77	$22.67	$20.99	$23.27
By-product credits	(18.72)	(20.75)	(19.32)	(25.49)
Cash Cost, After By-product Credits, per Silver Ounce	$2.05	$1.92	$1.67	$(2.22)

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
AISC, Before By-product Credits, per Silver Ounce	$24.77	$29.95	$24.60	$30.20
By-product credits	(18.72)	(20.75)	(19.32)	(25.49)
AISC, After By-product Credits, per Silver Ounce	$6.05	$9.20	$5.28	$4.71

The increase in Cash Cost, After By-product Credits, per Silver Ounce for the third quarter and first nine months of 2019 was due to lower by-product credits per ounce, partially offset by lower mining, milling and other costs on a per ounce basis. The decrease in AISC, After By-Product Credits, per Silver Ounce in the third quarter of 2019 was due to lower capital and exploration spending and lower production costs on a per ounce basis, partially offset by lower by-product credits. The increase in AISC, After By-Product Credits, per Silver Ounce in the first nine months of 2019 was due to lower by-product credits, partially offset by lower capital and exploration spending and lower production costs on a per ounce basis.

Mining and milling costs decreased in the third quarter and first nine months of 2019 compared to 2018 on a per-ounce basis due primarily to higher silver production resulting from increased silver grades.

Other cash costs per ounce for the third quarter and first nine months of 2019 were lower compared to 2018 on a per-ounce basis due to higher silver production.

Treatment costs per ounce were higher in the third quarter of 2019 compared to 2018 due to higher silver prices, partially offset by higher silver production. Treatment costs per ounce were lower in first nine months of 2019 compared to 2018 as a result of higher silver production. Treatment costs are impacted by silver prices, as treatment costs include the value of silver not payable to us through the smelting process. The silver not payable to us is either recovered by the smelters through further processing or ultimately not recovered and included in the smelters' waste material.

By-product credits increased in the third quarter of 2019 compared to the third quarter of 2018, but were lower on a per-silver ounce basis due to the impact of higher silver production. By-product credits decreased in the first nine months of 2019 compared to the same period of 2018 due to lower lead and zinc prices, and higher silver production also reduced the credit per silver ounce.

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

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	$4,017	$(11)	$11,150	$8,253
Cost of sales and other direct production costs	(3,718)	(1)	(10,258)	(5,041)
Depreciation, depletion and amortization	(300)	—	(891)	(803)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(4,018)	(1)	(11,149)	(5,844)
Gross profit (loss)	$(1)	$(12)	$1	$2,409
Tons of ore milled	13,254	3,006	40,754	16,012
Production:
Silver (ounces)	115,682	31,639	416,456	156,015
Lead (tons)	849	212	2,738	1,035
Zinc (tons)	340	100	1,342	639
Payable metal quantities sold:
Silver (ounces)	107,992	—	372,103	232,867
Lead (tons)	771	—	2,428	1,430
Zinc (tons)	660	—	1,021	840
Ore grades:
Silver ounces per ton	9.33	11.41	10.95	11.06
Lead percent	7.01%	8.06%	7.40%	7.21%
Zinc percent	3.13%	3.64%	3.91%	4.28%

Gross profit decreased by $2.4 million in the first nine months of 2019 compared to the same period in 2018 due primarily to the classification of the margin on sales as offsetting suspension costs in the 2019 period.  Many of the employees at our Lucky Friday unit are represented by a union, and the most recent collective bargaining agreement with the union expired on April 30, 2016.  On February 19, 2017, the unionized employees voted against the Company's offer, and on March 13, 2017 went on strike, and have been on strike since that time.  Production at Lucky Friday was suspended from the start of the strike, until limited production by salaried personnel commenced in July 2017.  Salaried personnel and certain hourly personnel who are working despite the strike have continued to perform limited production and capital improvements.  Suspension costs during the strike totaled $5.7 million and $13.5 million in the first nine months of 2019 and 2018, respectively, which are combined with non-cash depreciation expense of $3.1 million and $3.7 million, respectively in a separate line item on our consolidated statements of operations.  These suspension costs are excluded from the calculation of gross profit (to the extent not offset as described above), Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce, when presented.  In September 2019, a tentative agreement was reached between the Company and the union negotiating committee.  Before the collective bargaining agreement is finalized, it must be ratified by a majority of the union members. If the agreement is voted on and ratified, we would expect the mine to be staffed in stages, and that this would put Lucky Friday on a path back to full production.  We believe it would take approximately one year to return to full production after re-staffing starts.  We cannot predict whether or when the current tentative agreement will be ratified or if an agreement will otherwise be reached, or, if an agreement is not ratified, how long the strike will last or when there will be a return to full production.  As a result of the strike or other related events, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations.  If the strike continues for a further extended period or it is determined an eventual resolution is unlikely, it may be appropriate in the future to review the carrying value of properties, plants, equipment and mineral interests at Lucky Friday.  Under such review, if estimated undiscounted cash flows from Lucky Friday were less than its carrying value, an impairment loss would be recognized for the difference between the carrying value and the estimated fair value.  The carrying value of properties, plants, equipment and mineral interests at Lucky Friday as of September 30, 2019 was approximately $437.0 million.  However, Lucky Friday has significant identified reserves and mineralized material and a current estimated mine life of approximately 17 years.

On May 4, 2018, we gave notice to the union that the parties to the labor dispute are at impasse, and implemented portions of our revised final offer presented in December 2017.

See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for a contingency related to groundwater monitoring at the Lucky Friday mine in prior periods.

The Casa Berardi Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	$53,453	$52,850	$139,015	$164,501
Cost of sales and other direct production costs	(33,916)	(31,213)	(103,433)	(97,271)
Depreciation, depletion and amortization	(19,090)	(20,054)	(53,806)	(54,879)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(53,006)	(51,267)	(157,239)	(152,150)
Gross profit (loss)	$447	$1,583	$(18,224)	$12,351
Tons of ore milled	337,351	353,840	1,014,698	1,052,326
Production:
Gold (ounces)	36,547	43,981	99,616	126,880
Silver (ounces)	6,637	9,559	21,041	30,748
Payable metal quantities sold:
Gold (ounces)	35,811	43,682	101,071	128,327
Silver (ounces)	7,190	9,026	20,552	31,530
Ore grades:
Gold ounces per ton	0.128	0.140	0.120	0.138
Silver ounces per ton	0.02	0.03	0.03	0.03
Mining cost per ton	$80.67	$65.97	$80.97	$72.15
Milling cost per ton	$18.39	$15.05	$17.50	$15.91
Cash Cost, After By-product Credits, per Gold Ounce (1)	$966	$686	$1,055	$760
AISC, After By-product Credits, per Gold Ounce (1)	$1,348	$896	$1,373	$1,004

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

Gross profit decreased by $1.1 million and $30.6 million for the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018. The decreases were primarily due to lower gold volume resulting from reduced mill throughput, average gold grades and recoveries. The lower grades were as expected, and the decrease in mill throughput and recoveries resulted from planned adjustments to a number of mill components to accommodate a higher throughput, and the requirement for a new carbon-in-leach tank drivetrain, which was installed in May 2019. We anticipate increased production in the fourth quarter of 2019.

Mining costs per ton were higher by 22% and 12%, respectively, in the third quarter and first nine months of 2019, and milling costs were higher by 22% and 10% in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018. The increases were due primarily to lower ore production.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for the third quarter and first nine months of 2019 and 2018:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash Cost, Before By-product Credits, per Gold Ounce	$969	$689	$1,058	$764
By-product credits	(3)	(3)	(3)	(4)
Cash Cost, After By-product Credits, per Gold Ounce	$966	$686	$1,055	$760

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
AISC, Before By-product Credits, per Gold Ounce	$1,351	$899	$1,376	$1,008
By-product credits	(3)	(3)	(3)	(4)
AISC, After By-product Credits, per Gold Ounce	$1,348	$896	$1,373	$1,004

The increase in Cash Cost, After By-product Credits, per Gold Ounce for the third quarter and first nine months of 2019 compared to the same periods of 2018 was primarily due to lower gold production. The increase in AISC, After By-product Credits, per Gold Ounce was due to lower gold production and higher capital spending, which included a tailings dam raise project, partially offset by lower exploration spending.

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

The San Sebastian Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	$15,435	$14,129	$39,028	$40,727
Cost of sales and other direct production costs	(9,516)	(12,530)	(29,404)	(27,591)
Depreciation, depletion and amortization	(3,326)	(1,795)	(6,934)	(3,586)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(12,842)	(14,325)	(36,338)	(31,177)
Gross profit	$2,593	$(196)	$2,690	$9,550
Tons of ore milled	45,232	39,739	135,576	111,916
Production:
Silver (ounces)	541,636	521,931	1,446,450	1,593,770
Gold (ounces)	4,699	3,666	11,776	12,051
Payable metal quantities sold:
Silver (ounces)	514,900	606,550	1,453,160	1,571,455
Gold (ounces)	4,442	4,240	11,582	12,288
Ore grades:
Silver ounces per ton	13.36	14.16	11.78	15.36
Gold ounces per ton	0.12	0.11	0.10	0.12
Mining cost per ton	$102.94	$171.87	$112.17	$157.21
Milling cost per ton	$62.85	$65.98	$62.16	$66.16
Cash Cost, After By-product Credits, per Silver Ounce (1)	$3.70	$12.02	$7.77	$8.28
AISC, After By-product Credits, per Silver Ounce (1)	$7.21	$16.95	$12.14	$13.34

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

The $2.8 million increase in gross profit for the third quarter of 2019 compared to the third quarter of 2018 was primarily due to higher average silver and gold prices. The $6.9 million decrease in gross profit for the first nine months of 2019 compared to the same period of 2018 was mainly due to lower silver and gold production as a result of lower ore grades, partially offset by higher average silver and gold prices. The ore processed in the first quarter of 2018 came from higher grade deposits mined from shallow open pits. Production from the existing open pits substantially ended in December 2017; however, during the first quarter of 2018, mill throughput primarily came from ore stockpiled from the open pits. In January 2017, we started development of a new underground portal and rehabilitation of historic underground infrastructure to facilitate underground production. Ore production from underground began in in the first quarter of 2018 and has continued since that time. The underground ore production has lower grades than the open pit.

Mining and milling cost per ton were lower by 40% and 5%, respectively, in the third quarter of 2019 and by 29% and 6%, respectively, for the first nine months of 2019 compared to the same periods of 2018. The decreases were mainly due to higher ore tonnage.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for the third quarter and first nine months of 2019 and 2018:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash Cost, Before By-product Credits, per Silver Ounce	$16.54	$20.55	$18.97	$18.01
By-product credits	(12.84)	(8.53)	(11.20)	(9.73)
Cash Cost, After By-product Credits, per Silver Ounce	$3.70	$12.02	$7.77	$8.28

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
AISC, Before By-product Credits, per Silver Ounce	$20.05	$25.48	$23.34	$23.07
By-product credits	(12.84)	(8.53)	(11.20)	(9.73)
AISC, After By-product Credits, per Silver Ounce	$7.21	$16.95	$12.14	$13.34

The decrease in Cash Cost, After By-product Credits, per Silver Ounce in the third quarter and first nine months of 2019 compared to the same periods of 2018 was primarily the result of higher by-product credits on a per-ounce basis. The reduction in the third quarter was also due to lower mining costs on a per-ounce basis. The same factors along with lower exploration spending, partially offset by higher sustaining capital, resulted in the decrease in AISC, After By-product Credits, per Silver Ounce for the third quarter and first nine months of 2019 compared to the same periods of 2018.

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

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	$29,612	$11,494	$64,586	$11,494
Cost of sales and other direct production costs	(17,261)	(10,132)	(60,098)	(10,132)
Depreciation, depletion and amortization	(19,050)	(9,187)	(45,179)	(9,187)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(36,311)	(19,319)	(105,277)	(19,319)
Gross profit (loss)	$(6,699)	$(7,825)	$(40,691)	$(7,825)
Tons of ore milled	63,954	55,899	163,736	55,899
Production:
Gold (ounces)	22,381	13,789	45,439	13,789
Silver (ounces)	43,377	84,145	160,264	84,145
Payable metal quantities sold:
Gold (ounces)	19,644	9,033	44,704	9,033
Silver (ounces)	36,736	44,044	158,123	44,044
Ore grades:
Gold ounces per ton	0.389	0.288	0.320	0.288
Silver ounces per ton	1.54	2.05	1.81	2.05
Mining cost per ton	$149.16	$186.12	$158.25	$186.12
Milling cost per ton	$67.66	$70.39	$81.73	$70.39
Cash Cost, After By-product Credits, per Gold Ounce (1)	$817	$1,179	$1,165	$1,179
AISC, After By-product Credits, per Gold Ounce (1)	$992	$1,932	$1,841	$1,932

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

The decrease in gross profit for the first nine months of 2019 compared to the same period of 2018 was due to higher costs and higher depreciation, depletion and amortization, partially offset by higher gold and silver production and prices. Cost of sales and other direct production costs for the third quarter and first nine months of 2019 includes write-downs totaling approximately $4.6 million and $32.9 million, respectively, of the values of stockpile, in-process and finished goods inventory to their net realizable value. Cost of sales and other direct production costs for the period from July 20 to September 30, 2018 includes $7.2 million in such write-downs.

Mining costs per ton were lower by 20% and 15% for the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018 due to higher tonnage and lower costs for labor, contractors and consumables. Milling costs per ton were lower by 4% for the third quarter of 2019 compared to the third quarter of 2018 due to higher tonnage. Milling costs per ton were higher by 16% for the first nine months of 2019 compared to the same period of 2018 due to higher labor costs, partially offset by higher tonnage.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for the third quarter and first nine months of 2019 and 2018:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three and Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash Cost, Before By-product Credits, per Gold Ounce	$851	$1,268	$1,221	$1,268
By-product credits	(34)	(89)	(56)	(89)
Cash Cost, After By-product Credits, per Gold Ounce	$817	$1,179	$1,165	$1,179

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Three and Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
AISC, Before By-product Credits, per Gold Ounce	$1,026	$2,021	$1,897	$2,021
By-product credits	(34)	(89)	(56)	(89)
AISC, After By-product Credits, per Gold Ounce	$992	$1,932	$1,841	$1,932

The decrease in Cash Cost, Before By-product Credits, per Gold Ounce in the third quarter and first nine months of 2019 compared to the same periods of 2018 is due to lower mining and milling costs on a per-ounce basis, due primarily to increased gold production resulting from higher ore grades and mill throughput. The same factors, along with lower exploration spending, resulted in the decrease in AISC, After By-product Credits, per Gold Ounce in the third quarter and first nine months of 2019 compared to the same periods of 2018. The lower AISC, After By-product Credits, per Gold Ounce, for the third quarter of 2019 was also due to lower capital spending, while capital spending was higher, on a per ounce basis, in the first nine months of 2019, compared to the same periods of 2018.

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

Our estimates of undiscounted future cash flows for our Nevada assets are most sensitive to (i) changes in metal prices and (ii) the timely resumption of previously-anticipated production levels. Our carrying value assessment assumed a weighted-average gold price of approximately $1,345 per ounce.  A sensitivity analysis was performed, and decreasing the weighted-average gold price assumption to below approximately $1,280 per ounce, with all other variables held constant, would have resulted in estimated undiscounted future cash flows that were less than the carrying value of the Nevada assets as of June 30, 2019.  In the third quarter of 2019, we continued to pursue third-party ore processing arrangements with the potential to reduce transportation and milling costs.  Additionally, we have commenced studies of the assets in order to determine how to mine them with lower costs.  There were no significant events or changes in circumstances during the third quarter of 2019 representing a triggering event requiring a carrying value assessment in Nevada.  If events or changes occur that adversely affect our estimate of undiscounted future cash flows from our Nevada assets, including (i) an increase in expected costs, (ii) a sustained decline in gold prices, or (iii) suspension of production and placement of our Nevada operations on care-and-maintenance due to the inability to resolve the Operational Issues identified above in a timely manner, or other factors, we may be required to again perform the carrying value assessment for our Nevada assets.  If a future assessment indicates the carrying value of the assets exceeds the estimated undiscounted future cash flows, an impairment loss, which could be material, would be recognized for the difference between the carrying value and fair value of the assets. The estimate of potential impairment involves significant judgment and assumptions, and no assurance can be given as to whether we will recognize an impairment in the future or the amount of a potential impairment.  The carrying value of our properties, plants, equipment and mineral interests in Nevada as of September 30, 2019 was $524.8 million, consisting of the following (in millions):

Value beyond proven and probable reserves	$382.2
Mineral properties and development	57.7
Mills and tailings facilities	46.4
Buildings and equipment	33.0
Land	2.9
Asset retirement obligation asset	2.6
Total	$524.8

See Part II, Item 1A - Risk Factors in our quarterly report on Form 10-Q for the quarter ended June 30, 2019 for a discussion of certain risks relating to our recent and ongoing analysis of the carrying value of the Nevada assets.

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans provide a significant benefit to our employees, but also represent a significant liability to us. The liability recorded for the funded status of our plans was $51.3 million and $48.3 million as of September 30, 2019 and December 31, 2018, respectively. In May 2019, we contributed a total of approximately $3.6 million in shares of our common stock to our defined benefit plans, and do not expect to make additional contributions to the plans in 2019. While the economic variables which will determine future funding requirements are uncertain, we expect contributions to continue to be required in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Income Taxes

On July 20, 2018, we acquired all of the issued and outstanding common shares of Klondex in a taxable stock acquisition. Klondex was a Canadian holding company which was amalgamated into our Canadian acquisition entity to form Klondex Mines Unlimited Liability Company (“KMULC”), a Canadian unlimited liability company. KMULC is the Canadian parent of a U.S. consolidated group located in Nevada (the "Nevada U.S. Group"). We filed an election to treat KMULC as a corporation. As a result of the Canadian parent U.S. corporate status, the Nevada U.S. Group did not join the existing U.S. consolidated tax group for Hecla Mining Company and subsidiaries (“Hecla U.S.”). A net deferred tax liability of $59.5 million was recorded for the fair market value of assets acquired in excess of carryover tax basis. See Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information regarding the acquisition.

Each reporting period we assess our deferred tax balance based on a review of long-range forecasts and quarterly activity.  We recognized a full valuation allowance on our Hecla U.S. net deferred tax assets at the end of 2017 based on results of tax law changes and maintain a full valuation allowance on Hecla U.S. net deferred tax assets at September 30, 2019.

Our net U.S. deferred tax liability for the Nevada U.S. Group at September 30, 2019 was $43.1 million compared to the $63.2 million net deferred tax liability at December 31, 2018. The $20.1 million decrease includes $9.8 million related to an adjustment to the purchase price allocation for the July 2018 acquisition of Klondex (see Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited)) and $10.3 million for current period activity in Nevada. The deferred tax liability is primarily related to the excess of the carrying value of the mineral resource assets over the tax bases of those assets for U.S. tax reporting.

Our net Canadian deferred tax liability at September 30, 2019 was $100.3 million, a decrease of $10.0 million from the $110.3 million net deferred tax liability at December 31, 2018. The deferred tax liability is primarily related to the excess of the carrying value of the mineral resource assets over the tax bases of those assets for Canadian tax reporting.

Our Mexican net deferred tax asset at September 30, 2019 was $3.7 million, an increase of $1.7 million from the net deferred tax asset of $2.0 million at December 31, 2018. A $2.1 million valuation allowance remains on deferred tax assets in Mexico.

As a result of the Tax Cuts and Jobs Act enacted in December 2017, our Alternative Minimum Tax ("AMT") credit carryforward of $11.9 million became partially refundable through 2020 and fully refundable in 2021. In December 2018, the U.S. government determined refunds of AMT credit carried forward will not be subject to sequestration; therefore, the valuation allowance was removed for $0.6 million. $6.9 million of the AMT credit carry forward is classified as a current receivable and $5.0 million is classified as a long-term receivable.

Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations at the Greens Creek, Lucky Friday, San Sebastian, Casa Berardi and Nevada Operations units and for the Company for the three- and nine-month periods ended September 30, 2019 and 2018.

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

Cash Cost, After By-product Credits, per Ounce is an important operating statistic that we utilize to measure each mine's operating performance. We use AISC, After By-product Credits, per Ounce as a measure of our mines' net cash flow after costs for exploration, pre-development, reclamation, and sustaining capital. This is similar to the Cash Cost, After By-product Credits, per Ounce non-GAAP measure we report, but also includes on-site exploration, reclamation, and sustaining capital costs. Current GAAP measures used in the mining industry, such as cost of goods sold, do not capture all the expenditures incurred to discover, develop and sustain silver and gold production. Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce also allow us to benchmark the performance of each of our mines versus those of our competitors. As a silver and gold mining company, we also use these statistics on an aggregate basis - aggregating the Greens Creek, Lucky Friday and San Sebastian mines to compare our performance with that of other silver mining companies, and aggregating Casa Berardi and Nevada Operations for comparison with other gold mining companies. Similarly, these statistics are useful in identifying acquisition and investment opportunities as they provide a common tool for measuring the financial performance of other mines with varying geologic, metallurgical and operating characteristics.

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

In thousands (except per ounce amounts)	Three Months Ended September 30, 2019
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$40,475	4,018	$12,842		$57,335
Depreciation, depletion and amortization	(9,008)	(300)	(3,326)		(12,634)
Treatment costs	13,003	500	63		13,566
Change in product inventory	8,456	(134)	(335)		7,987
Reclamation and other costs	(92)	—	(294)		(386)
Exclusion of Lucky Friday costs	—	(4,084)	—		(4,084)
Cash Cost, Before By-product Credits (1)	52,834	—	8,950		61,784
Reclamation and other costs	737	—	123		860
Exploration	465	—	1,252	167	1,884
Sustaining capital	8,966	—	528	—	9,494
General and administrative				7,978	7,978
AISC, Before By-product Credits (1)	63,002	—	10,853		82,000
By-product credits:
Zinc	(22,452)	—			(22,452)
Gold	(17,517)	—	(6,946)		(24,463)
Lead	(7,649)	—			(7,649)
Total By-product credits	(47,618)	—	(6,946)		(54,564)
Cash Cost, After By-product Credits	$5,216	$—	$2,004		$7,220
AISC, After By-product Credits	$15,384	$—	$3,907		$27,436
Divided by silver ounces produced	2,544	—	541		3,085
Cash Cost, Before By-product Credits, per Silver Ounce	$20.77	$—	$16.54		$20.03
By-product credits per ounce	(18.72)	—	(12.84)		(17.69)
Cash Cost, After By-product Credits, per Silver Ounce	$2.05	$—	$3.70		$2.34
AISC, Before By-product Credits, per Silver Ounce	$24.77	$—	$20.05		$26.58
By-product credits per ounce	(18.72)	—	(12.84)		(17.69)
AISC, After By-product Credits, per Silver Ounce	$6.05	$—	$7.21		$8.89

In thousands (except per ounce amounts)	Three Months Ended September 30, 2019
	Casa Berardi	Nevada Operations (4)	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$53,006	$36,311	$89,317
Depreciation, depletion and amortization	(19,090)	(19,050)	(38,140)
Treatment costs	561	45	606
Change in product inventory	1,070	2,118	3,188
Reclamation and other costs	(129)	(377)	(506)
Cash Cost, Before By-product Credits (1)	35,418	19,047	54,465
Reclamation and other costs	130	378	508
Exploration	603	1,232	1,835
Sustaining capital	13,237	2,305	15,542
AISC, Before By-product Credits (1)	49,388	22,962	72,350
By-product credits:
Silver	(111)	(755)	(866)
Total By-product credits	(111)	(755)	(866)
Cash Cost, After By-product Credits	$35,307	$18,292	$53,599
AISC, After By-product Credits	$49,277	$22,207	$71,484
Divided by gold ounces produced	37	22	59
Cash Cost, Before By-product Credits, per Gold Ounce	$969	$851	$924
By-product credits per ounce	(3)	(34)	(15)
Cash Cost, After By-product Credits, per Gold Ounce	$966	$817	$909
AISC, Before By-product Credits, per Gold Ounce	$1,351	$1,026	$1,228
By-product credits per ounce	(3)	(34)	(15)
AISC, After By-product Credits, per Gold Ounce	$1,348	$992	$1,213

In thousands (except per ounce amounts)	Three Months Ended September 30, 2019
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$57,335	89,317	$146,652
Depreciation, depletion and amortization	(12,634)	(38,140)	(50,774)
Treatment costs	13,566	606	14,172
Change in product inventory	7,987	3,188	11,175
Reclamation and other costs	(386)	(506)	(892)
Exclusion of Lucky Friday costs	(4,084)	—	(4,084)
Cash Cost, Before By-product Credits (1)	61,784	54,465	116,249
Reclamation and other costs	860	508	1,368
Exploration	1,884	1,835	3,719
Sustaining capital	9,494	15,542	25,036
General and administrative	7,978	—	7,978
AISC, Before By-product Credits (1)	82,000	72,350	154,350
By-product credits:
Zinc	(22,452)	—	(22,452)
Gold	(24,463)	—	(24,463)
Lead	(7,649)	—	(7,649)
Silver		(866)	(866)
Total By-product credits	(54,564)	(866)	(55,430)
Cash Cost, After By-product Credits	$7,220	$53,599	$60,819
AISC, After By-product Credits	$27,436	$71,484	$98,920
Divided by ounces produced	3,085	59
Cash Cost, Before By-product Credits, per Ounce	$20.03	$924
By-product credits per ounce	(17.69)	(15)
Cash Cost, After By-product Credits, per Ounce	$2.34	$909
AISC, Before By-product Credits, per Ounce	$26.58	$1,228
By-product credits per ounce	(17.69)	(15)
AISC, After By-product Credits, per Ounce	$8.89	$1,213

In thousands (except per ounce amounts)	Three Months Ended September 30, 2018
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$52,163	$(1)	$14,325		$66,487
Depreciation, depletion and amortization	(12,428)	—	(1,795)		(14,223)
Treatment costs	8,267	134	205		8,606
Change in product inventory	(4,480)	—	(1,549)		(6,029)
Reclamation and other costs	(965)	103	(458)		(1,320)
Exclusion of Lucky Friday costs	—	(236)	—		(236)
Cash Cost, Before By-product Credits (1)	42,557	—	10,728		53,285
Reclamation and other costs	849	—	105		954
Exploration	1,771	—	1,982	473	4,226
Sustaining capital	11,029	—	486	704	12,219
General and administrative				10,327	10,327
AISC, Before By-product Credits (1)	56,206	—	13,301		81,011
By-product credits:
Zinc	(20,674)	—			(20,674)
Gold	(12,229)	—	(4,450)		(16,679)
Lead	(6,041)	—			(6,041)
Total By-product credits	(38,944)	—	(4,450)		(43,394)
Cash Cost, After By-product Credits	$3,613	$—	$6,278		$9,891
AISC, After By-product Credits	$17,262	$—	$8,851		$37,617
Divided by ounces produced	1,876	—	522		2,398
Cash Cost, Before By-product Credits, per Ounce	$22.67	$—	$20.55		$22.22
By-product credits per ounce	(20.75)	—	(8.53)		(18.10)
Cash Cost, After By-product Credits, per Ounce	$1.92	$—	$12.02		$4.12
AISC, Before By-product Credits, per Ounce	$29.95	$—	$25.48		$33.78
By-product credits per ounce	(20.75)	—	(8.53)		(18.10)
AISC, After By-product Credits, per Ounce	$9.20	$—	$16.95		$15.68

In thousands (except per ounce amounts)	Three Months Ended September 30, 2018
	Casa Berardi	Nevada Operations (4)	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$51,267	$19,319	$70,586
Depreciation, depletion and amortization	(20,054)	(9,187)	(29,241)
Treatment costs	535	42	577
Change in product inventory	(1,303)	7,311	6,008
Reclamation and other costs	(140)	—	(140)
Cash Cost, Before By-product Credits (1)	30,305	17,485	47,790
Reclamation and other costs	138	—	138
Exploration	854	3,322	4,176
Sustaining capital	8,244	7,061	15,305
AISC, Before By-product Credits (1)	39,541	27,868	67,409
By-product credits:
Silver	(142)	(1,232)	(1,374)
Total By-product credits	(142)	(1,232)	(1,374)
Cash Cost, After By-product Credits	$30,163	$16,253	$46,416
AISC, After By-product Credits	$39,399	$26,636	$66,035
Divided by ounces produced	44	14	58
Cash Cost, Before By-product Credits, per Ounce	$689	$1,268	$827
By-product credits per ounce	(3)	(89)	(24)
Cash Cost, After By-product Credits, per Ounce	$686	$1,179	$803
AISC, Before By-product Credits, per Ounce	$899	$2,021	$1,167
By-product credits per ounce	(3)	(89)	(24)
AISC, After By-product Credits, per Ounce	$896	$1,932	$1,143

In thousands (except per ounce amounts)	Three Months Ended September 30, 2018
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$66,487	70,586	$137,073
Depreciation, depletion and amortization	(14,223)	(29,241)	(43,464)
Treatment costs	8,606	577	9,183
Change in product inventory	(6,029)	6,008	(21)
Reclamation and other costs	(1,320)	(140)	(1,460)
Exclusion of Lucky Friday costs	(236)	—	(236)
Cash Cost, Before By-product Credits (1)	53,285	47,790	101,075
Reclamation and other costs	954	138	1,092
Exploration	4,226	4,176	8,402
Sustaining capital	12,219	15,305	27,524
General and administrative	10,327	—	10,327
AISC, Before By-product Credits (1)	81,011	67,409	148,420
By-product credits:
Zinc	(20,674)	—	(20,674)
Gold	(16,679)	—	(16,679)
Lead	(6,041)	—	(6,041)
Silver		(1,374)	(1,374)
Total By-product credits	(43,394)	(1,374)	(44,768)
Cash Cost, After By-product Credits	$9,891	$46,416	$56,307
AISC, After By-product Credits	$37,617	$66,035	$103,652
Divided by ounces produced	2,398	58
Cash Cost, Before By-product Credits, per Ounce	$22.22	$827
By-product credits per ounce	(18.10)	(24)
Cash Cost, After By-product Credits, per Ounce	$4.12	$803
AISC, Before By-product Credits, per Ounce	$33.78	$1,167
By-product credits per ounce	(18.10)	(24)
AISC, After By-product Credits, per Ounce	$15.68	$1,143

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2019
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$140,237	$11,149	$36,338		$187,724
Depreciation, depletion and amortization	(32,228)	(891)	(6,934)		(40,053)
Treatment costs	34,319	1,834	432		36,585
Change in product inventory	9,168	708	(1,378)		8,498
Reclamation and other costs	(1,439)	—	(1,030)		(2,469)
Exclusion of Lucky Friday costs	—	(12,800)			(12,800)
Cash Cost, Before By-product Credits (1)	150,057	—	27,428		177,485
Reclamation and other costs	2,212	—	369		2,581
Exploration	625	—	4,452	1,105	6,182
Sustaining capital	22,943	—	1,496	73	24,512
General and administrative				26,855	26,855
AISC, Before By-product Credits (1)	175,837	—	33,745		237,615
By-product credits:
Zinc	(67,957)	—			(67,957)
Gold	(49,385)		(16,193)		(65,578)
Lead	(20,764)	—			(20,764)
Total By-product credits	(138,106)	—	(16,193)		(154,299)
Cash Cost, After By-product Credits	$11,951	$—	$11,235		$23,186
AISC, After By-product Credits	$37,731	$—	$17,552		$83,316
Divided by silver ounces produced	7,149	—	1,446		8,595
Cash Cost, Before By-product Credits, per Silver Ounce	$20.99	$—	$18.97		$20.65
By-product credits per ounce	(19.32)	—	(11.20)		(17.95)
Cash Cost, After By-product Credits, per Silver Ounce	$1.67	$—	$7.77		$2.70
AISC, Before By-product Credits, per Silver Ounce	$24.60	$—	$23.34		$27.65
By-product credits per ounce	(19.32)	—	(11.20)		(17.95)
AISC, After By-product Credits, per Silver Ounce	$5.28	$—	$12.14		$9.70

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2019
	Casa Berardi	Nevada Operations (4)	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$157,239	$105,277	$262,516
Depreciation, depletion and amortization	(53,806)	(45,179)	(98,985)
Treatment costs	1,429	119	1,548
Change in product inventory	971	(3,097)	(2,126)
Reclamation and other costs	(385)	(1,641)	(2,026)
Cash Cost, Before By-product Credits (1)	105,448	55,479	160,927
Reclamation and other costs	386	1,134	1,520
Exploration	2,890	2,048	4,938
Sustaining capital	28,360	27,565	55,925
AISC, Before By-product Credits (1)	137,084	86,226	223,310
By-product credits:
Silver	(328)	(2,551)	(2,879)
Total By-product credits	(328)	(2,551)	(2,879)
Cash Cost, After By-product Credits	$105,120	$52,928	$158,048
AISC, After By-product Credits	$136,756	$83,675	$220,431
Divided by gold ounces produced	100	45	145
Cash Cost, Before By-product Credits, per Gold Ounce	$1,058	$1,221	$1,109
By-product credits per ounce	(3)	(56)	(20)
Cash Cost, After By-product Credits, per Gold Ounce	$1,055	$1,165	$1,089
AISC, Before By-product Credits, per Gold Ounce	$1,376	$1,897	$1,540
By-product credits per ounce	(3)	(56)	(20)
AISC, After By-product Credits, per Gold Ounce	$1,373	$1,841	$1,520

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2019
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$187,724	262,516	$450,240
Depreciation, depletion and amortization	(40,053)	(98,985)	(139,038)
Treatment costs	36,585	1,548	38,133
Change in product inventory	8,498	(2,126)	6,372
Reclamation and other costs	(2,469)	(2,026)	(4,495)
Exclusion of Lucky Friday costs	(12,800)	—	(12,800)
Cash Cost, Before By-product Credits (1)	177,485	160,927	338,412
Reclamation and other costs	2,581	1,520	4,101
Exploration	6,182	4,938	11,120
Sustaining capital	24,512	55,925	80,437
General and administrative	26,855	—	26,855
AISC, Before By-product Credits (1)	237,615	223,310	460,925
By-product credits:
Zinc	(67,957)	—	(67,957)
Gold	(65,578)	—	(65,578)
Lead	(20,764)	—	(20,764)
Silver		(2,879)	(2,879)
Total By-product credits	(154,299)	(2,879)	(157,178)
Cash Cost, After By-product Credits	$23,186	$158,048	$181,234
AISC, After By-product Credits	$83,316	$220,431	$303,747
Divided by ounces produced	8,595	145
Cash Cost, Before By-product Credits, per Ounce	$20.65	$1,109
By-product credits per ounce	(17.95)	(20)
Cash Cost, After By-product Credits, per Ounce	$2.70	$1,089
AISC, Before By-product Credits, per Ounce	$27.65	$1,540
By-product credits per ounce	(17.95)	(20)
AISC, After By-product Credits, per Ounce	$9.70	$1,520

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2018
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$141,763	$5,844	$31,177		$178,784
Depreciation, depletion and amortization	(34,880)	(803)	(3,586)		(39,269)
Treatment costs	29,136	761	627		30,524
Change in product inventory	995	(2,182)	1,858		671
Reclamation and other costs	(2,323)	—	(1,374)		(3,697)
Exclusion of Lucky Friday costs	—	(3,620)	—		(3,620)
Cash Cost, Before By-product Credits (1)	134,691	—	28,702		163,393
Reclamation and other costs	2,548	—	314		2,862
Exploration	2,909	—	6,628	1,351	10,888
Sustaining capital	34,694	—	1,119	1,338	37,151
General and administrative				27,849	27,849
AISC, Before By-product Credits (1)	174,842	—	36,763		242,143
By-product credits:
Zinc	(80,308)	—			(80,308)
Gold	(43,237)	—	(15,505)		(58,742)
Lead	(24,037)	—			(24,037)
Total By-product credits	(147,582)	—	(15,505)		(163,087)
Cash Cost, After By-product Credits	$(12,891)	$—	$13,197		$306
AISC, After By-product Credits	$27,260	$—	$21,258		$79,056
Divided by ounces produced	5,789	—	1,594		7,383
Cash Cost, Before By-product Credits, per Ounce	$23.27	$—	$18.01		$22.14
By-product credits per ounce	(25.49)	—	(9.73)		(22.09)
Cash Cost, After By-product Credits, per Ounce	$(2.22)	$—	$8.28		$0.05
AISC, Before By-product Credits, per Ounce	$30.20	$—	$23.07		$32.80
By-product credits per ounce	(25.49)	—	(9.73)		(22.09)
AISC, After By-product Credits, per Ounce	$4.71	$—	$13.34		$10.71

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2018
	Casa Berardi	Nevada Operations (4)	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$152,150	$19,319	$171,469
Depreciation, depletion and amortization	(54,879)	(9,187)	(64,066)
Treatment costs	1,628	42	1,670
Change in product inventory	(1,482)	7,311	5,829
Reclamation and other costs	(421)	—	(421)
Cash Cost, Before By-product Credits (1)	96,996	17,485	114,481
Reclamation and other costs	421	—	421
Exploration	3,374	3,322	6,696
Sustaining capital	27,120	7,061	34,181
AISC, Before By-product Credits (1)	127,911	27,868	155,779
By-product credits:
Silver	(491)	(1,232)	(1,723)
Total By-product credits	(491)	(1,232)	(1,723)
Cash Cost, After By-product Credits	$96,505	$16,253	$112,758
AISC, After By-product Credits	$127,420	$26,636	$154,056
Divided by ounces produced	127	14	141
Cash Cost, Before By-product Credits, per Ounce	$764	$1,268	$814
By-product credits per ounce	(4)	(89)	(12)
Cash Cost, After By-product Credits, per Ounce	$760	$1,179	$802
AISC, Before By-product Credits, per Ounce	$1,008	$2,021	$1,107
By-product credits per ounce	(4)	(89)	(12)
AISC, After By-product Credits, per Ounce	$1,004	$1,932	$1,095

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2018
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$178,784	171,469	$350,253
Depreciation, depletion and amortization	(39,269)	(64,066)	(103,335)
Treatment costs	30,524	1,670	32,194
Change in product inventory	671	5,829	6,500
Reclamation and other costs	(3,697)	(421)	(4,118)
Exclusion of Lucky Friday costs	(3,620)	—	(3,620)
Cash Cost, Before By-product Credits (1)	163,393	114,481	277,874
Reclamation and other costs	2,862	421	3,283
Exploration	10,888	6,696	17,584
Sustaining capital	37,151	34,181	71,332
General and administrative	27,849	—	27,849
AISC, Before By-product Credits (1)	242,143	155,779	397,922
By-product credits:
Zinc	(80,308)	—	(80,308)
Gold	(58,742)	—	(58,742)
Lead	(24,037)	—	(24,037)
Silver		(1,723)	(1,723)
Total By-product credits	(163,087)	(1,723)	(164,810)
Cash Cost, After By-product Credits	$306	$112,758	$113,064
AISC, After By-product Credits	$79,056	$154,056	$233,112
Divided by ounces produced	7,383	141
Cash Cost, Before By-product Credits, per Ounce	$22.14	$814
By-product credits per ounce	(22.09)	(12)
Cash Cost, After By-product Credits, per Ounce	$0.05	$802
AISC, Before By-product Credits, per Ounce	$32.80	$1,107
By-product credits per ounce	(22.09)	(12)
AISC, After By-product Credits, per Ounce	$10.71	$1,095

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

(2)

The unionized employees at Lucky Friday have been on strike since March 13, 2017, and production at Lucky Friday has been limited since that time. For the first nine months of 2019 and 2018, costs related to suspension of full production totaling approximately $5.7 million and $13.5 million, respectively, along with $3.1 million and $3.7 million, respectively, in non-cash depreciation for those periods, have been excluded from the calculation of cost of sales and other direct production costs and depreciation, depletion and amortization, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

(3)	AISC, Before By-product Credits for our consolidated silver properties includes corporate costs for general and administrative expense, exploration and sustaining capital.

(4)	The Nevada Operations were acquired on July 20, 2018 as a result of the acquisition of Klondex (see Note 13 of Notes to Condensed Consolidated Financial Statement (Unaudited) for more information).

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	September 30, 2019	December 31, 2018
Cash and cash equivalents held in U.S. dollars	$23.7	$15.7
Cash and cash equivalents held in foreign currency	9.3	11.7
Total cash and cash equivalents	33.0	27.4
Marketable equity securities - non-current	7.3	6.6
Total cash, cash equivalents and investments	$40.3	$34.0

Cash and cash equivalents increased by $5.6 million in the first nine months of 2019. Cash held in foreign currencies represents balances in Canadian dollars and Mexican pesos, with the $2.4 million decrease in the first nine months of 2019 resulting from decreases in both currencies held. The value of non-current marketable equity securities increased by $0.7 million (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

As further discussed in Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited), on July 20, 2018, we completed the acquisition of Klondex for total consideration of approximately $413.9 million, consisting of $252.2 million in shares of our common stock and warrants to purchase shares of our common stock and $161.7 million in cash. Klondex had cash, cash equivalents and restricted cash not relating to their Canadian assets of approximately $22.4 million and $35.0 million drawn on their revolving credit facility at the time of the acquisition. We paid off the amount drawn on the Klondex revolving credit facility in July 2018.

As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited), on April 12, 2013, we completed an offering of Senior Notes in the total principal amount of US$500 million, which have a total principal balance of $506.5 million as of September 30, 2019. The Senior Notes are due May 1, 2021 and bear interest at a rate of 6.875% per year from the most recent payment date to which interest has been paid or provided for.  In addition, in March 2018 we entered into a note purchase agreement pursuant to which we issued our Series 2018-A Senior Notes due May 1, 2021 (the “RQ Notes”) for total principal of CAD$40 million (approximately USD$30.8 million at the time of the transaction) to Ressources Québec. The RQ Notes bear interest at a rate of 4.68% per year. Interest on the Senior Notes and RQ Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013 and May 1, 2018, respectively, and we have made all interest payments payable to date. Also, in July 2018 we entered into a new $250 million revolving credit facility, which was amended in July 2019 to, among other things, lower the amount available to be borrowed under it to $150 million until the earlier of (i) our election to restore the amount available to $250 million following the fiscal quarter ending September 30, 2020 or (ii) our election to restore the amount available to $250 million by demonstrating two consecutive quarters of leverage ratio less than or equal to 4.00:1 beginning in the third quarter of 2019. Interest is payable on amounts drawn from the revolving credit facility at a rate of between 2.25% and 3.25% over the London Interbank Offered Rate, or between 1.25% and 2.25% over an alternative base rate, with interest payable on March 31, June 30, September 30, and December 31 of each year. There was $50.0 million drawn on the credit facility as of September 30, 2019. We frequently use surety bonds provided by a third-party surety for required financial assurance. In addition to paying them a fee, the surety may demand that we post collateral. Such demands could be for material amounts, and could negatively impact our available liquidity. We have utilized letters of credit under the revolving credit facility for such collateral and other financial assurances, and there was a total of $38.5 million in letters of credit outstanding as of September 30, 2019.

As further discussed in the Lucky Friday Segment section above, the union employees at Lucky Friday have been on strike since March 13, 2017, and production at Lucky Friday has been limited since that time. In September 2019, a tentative agreement was reached between the Company and the union negotiating committee. Before the collective bargaining agreement is finalized, it must be ratified by a majority of the union members. If the agreement is voted on and ratified, we would expect the mine to be staffed in stages, and that this would put Lucky Friday on a path back to full production. We believe it would take approximately one year to return to full production after re-staffing starts. We cannot predict whether or when the current tentative agreement will be ratified or if an agreement will otherwise be reached, or, if an agreement is not ratified, how long the strike will last or when there will be a return to full production. As a result of the strike or other related events, operations at Lucky Friday could continue to be disrupted, which could adversely affect our financial condition and results of operations.

As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), in February 2016 we entered into an equity distribution agreement under which we may issue and sell shares of our common stock from time to time having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we are in possession of any material non-public information, and the agreement can be terminated by us at any time. As of September 30, 2019, we had sold 7,173,614 shares through this program for net proceeds of $24.5 million. There were no shares sold under the equity distribution agreement during the first nine months of 2019.

Pursuant to our common stock dividend policy described in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), our Board of Directors declared and paid dividends on common stock totaling $3.7 million and $3.2 million in the first nine months of 2019 and 2018, respectively. On August 5, 2019, our Board of Directors declared a dividend on common stock totaling $1.2 million paid in September 2019. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of September 30, 2019, 934,100 shares had been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at November 5, 2019, was $2.30 per share. No shares were purchased under the program during the first nine months of 2019.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and current and projected availability of our revolving credit facility, we believe we will be able to meet our obligations and other potential cash requirements during the next 12 months. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes, RQ Notes and revolving credit facility, principal payments under our revolving credit facility, capital expenditures at our operations, potential acquisitions of other mining companies or properties, regulatory matters, litigation, potential repurchases of our common stock under the program described above, and payment of dividends on common stock, if declared by our board of directors.  Throughout the second half of 2018 and the first nine months of 2019, we borrowed and repaid amounts under our revolving credit facility in order to meet our ongoing working capital requirements, with $50.0 million outstanding as of September 30, 2019. We anticipate continued borrowing and repayments under our credit facility during the rest of 2019. We currently estimate approximately $138 million will be spent on capital expenditures in 2019, including $97.3 million incurred in the first nine months of 2019, primarily for equipment, infrastructure, and development at our mines.  We also estimate exploration and pre-development expenditures will total approximately $17.5 million in 2019, including $16.1 million incurred in the first nine months of 2019. Our expenditures for these items and our related plans for 2019 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility, and other factors. A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, our inability to access the credit facility or other sources of liquidity discussed above, or other factors beyond our control could impact our plans. See Part II, Item 1A - Risk Factors - An extended decline in metals prices, an increase in operating or capital costs, mine accidents or closures, increasing environmental obligations, or our inability to convert exploration potential to reserves may cause us to record write-downs, which could negatively impact our results of operations in our quarterly report on 10-Q for the quarter ended June 30, 2019. Also, see Part I, Item 1A - Risk Factors - We may be unable to generate sufficient cash to service all of our indebtedness and meet our other ongoing liquidity needs and may be forced to take other actions to satisfy our obligations under our indebtedness, which may be unsuccessful in our annual report on Form 10-K for the year ended December 31, 2018.

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash provided by operating activities (in millions)	$63.6	$75.2

Cash provided by operating activities in the first nine months of 2019 decreased by $11.6 million compared to the same period in 2018 due to lower net income, as adjusted for non-cash items, partially offset by the impact of working capital and other operating asset and liability changes.  Working capital and other operating asset and liability changes resulted in a net cash flow increase of $8.4 million in the first nine months of 2019 compared to a net decrease of $25.2 million in the first nine months of 2018.  The $33.6 million variance in working capital changes is primarily attributable to lower prepaid taxes in Mexico, reduced accruals for incentive compensation, and lower product inventories, partially offset by higher accounts receivable and lower accounts payable and accrued taxes balances.

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash used in investing activities (in millions)	$(95.9)	$(184.6)

During the first nine months of 2019, we invested $97.3 million in capital expenditures, not including $6.5 million in non-cash capital lease additions, an increase of $14.1 million compared to the same period in 2018. The increase was primarily due to the addition of the Nevada Operations unit acquired in July 2018.  In the first nine months of 2018, we purchased bonds having maturities of greater than 90 days and less than 365 days with a cost basis of $31.2 million, and bonds valued at $64.9 million matured during the first nine months of 2018, with no such activity during the first nine months of 2019. We purchased marketable equity securities having a cost basis of $0.4 million and $0.8 million during the first nine months of 2019 and 2018, respectively, and sold marketable equity securities for proceeds of $1.8 million in the 2019 period. During the first nine months of 2018, we received $4.4 million in insurance proceeds related to the collapse of the mill building at the Troy mine in February 2017 due to snow.

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash used in financing activities (in millions)	$37.6	$(15.7)

In the first nine months of 2019 and 2018 we had draws of $245.0 million and $47.0 million, respectively, and made repayments of $195.0 million and $47.0 million, respectively, on our revolving credit facility. We also had borrowings $30.8 million for the issuance of the RQ Notes in March 2018, and in July 2018 we repaid the $35.0 million revolving credit facility balance assumed in the acquisition of Klondex. During the first nine months of 2018, we received $3.1 million in net proceeds from the sale of shares of our common stock under the equity distribution agreement discussed above. We made repayments on our capital leases of $5.5 million and $6.0 million in the nine-month periods ended September 30, 2019 and 2018, respectively. During the first nine months of 2019 and 2018, we paid cash dividends on our common stock totaling $3.7 million and $3.2 million, respectively, and cash dividends of $0.4 million on our Series B Preferred Stock in each of those periods. We acquired treasury shares for $2.2 million and $2.7 million in the first nine months of 2019 and 2018, respectively, as a result of our employees' elections to utilize net share settlement to satisfy their tax withholding obligations related to incentive compensation paid in stock and vesting of restricted stock units. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, RQ Notes, outstanding purchase orders, certain capital expenditures, our credit facility and lease arrangements as of September 30, 2019 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations (1)	$7,975	$—	$—	$—	$7,975
Contractual obligations (2)	1,287	—	—	—	1,287
Finance lease commitments (3)	6,283	7,943	1,017	—	15,243
Operating lease commitments (4)	6,570	6,437	3,112	1,274	17,393
Supplemental executive retirement plan (5)	738	1,757	2,377	5,421	10,293
Revolving credit facility (6)	1,274	52,135	—	—	53,409
Senior Notes (7)	34,822	526,813	—	—	561,635
RQ Notes (8)	1,414	31,028	—	—	32,442
Total contractual cash obligations	$60,363	$626,113	$6,506	$6,695	$699,677

(1)

Consists of open purchase orders of approximately $4.3 million at the Greens Creek unit, $1.8 million at the Lucky Friday unit, $1.4 million at the Casa Berardi unit and $0.5 million at the Nevada Operations unit.

(2)	As of September 30, 2019, we were committed to approximately $1.3 million for various items at Greens Creek.

(3)

Includes scheduled finance lease payments of $10.6 million, $0.8 million, $2.6 million and $1.3 million (including interest), respectively, for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

(5)

These amounts represent our estimate of the future funding requirements for the supplemental executive retirement plan.  We believe we will also have funding requirements related to our defined benefit plans in future years; however, such obligations are not fixed in nature and are difficult to estimate, as they involve significant assumptions. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

(6)	We have a $250 million revolving credit agreement under which we are required to pay a standby fee of between 0.5% and 1.0% per annum on undrawn amounts under the revolving credit agreement. There was $50.0 million drawn under the revolving credit agreement as of September 30, 2019, which accrues interest at a rate of between 2.25% and 4.00% over the London Interbank Offer Rate. Because we do not know with any degree of certainty future borrowing needs, there are no additional amounts reflecting future potential obligations to repay borrowings under the credit agreement or related interest or standby fee charges. However, we may have additional amounts drawn under the credit agreement in the future, and the related obligations may differ from the amounts above. In July 2019, we amended the credit facility to, among other things, lower the amount available to be borrowed under it to $150 million until the earlier of (i) our election to restore the amount available to $250 million following the fiscal quarter ending September 30, 2020 or (ii) our election to restore the amount available to $250 million by demonstrating two consecutive quarters of leverage ratio less than or equal to 4.00:1 beginning in the third quarter of 2019. For more information on our credit facilities, see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

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

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At September 30, 2019, our liabilities for these matters totaled $111.3 million.  Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At September 30, 2019, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

 Sales of concentrates sold directly to customers are recorded as revenues upon completion of the performance obligation and transfer of control of the product to the customer (generally at the time of shipment) using estimated forward metals prices for the estimated month of settlement. Due to the time elapsed between shipment of concentrates to the customer and final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales and trade accounts receivable are adjusted to estimated settlement prices until final settlement by the customer. Changes in metals prices between shipment and final settlement result in changes to revenues and accounts receivable previously recorded upon shipment.  As a result, our trade accounts receivable balances related to concentrate sales are subject to changes in metals prices until final settlement occurs.  For more information, see Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited).

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our exposure to market risks and risk management activities includes forward-looking statements that involve risks and uncertainties, as well as summarizes the financial instruments held by us at September 30, 2019, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Part I, Item 1A – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2018, as updated in Part II, Item 1A – Risk Factors in our quarterly reports filed on Form 10-Q for the periods ended March 31, 2019 and June 30, 2019).

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

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when all performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Part I, Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our annual report filed on Form 10-K for the year ended December 31, 2018).  At September 30, 2019, metals contained in concentrates and exposed to future price changes totaled approximately 2.9 million ounces of silver, 8,831 ounces of gold, 10,737 tons of zinc, and 6,344 tons of lead.  If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $9.9 million.  However, as discussed in Commodity-Price Risk Management below, we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our Greens Creek concentrate shipments between the time of shipment and final settlement. In addition, we are using financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future Greens Creek concentrate shipments. The following tables summarize the quantities of metals committed under forward sales contracts at September 30, 2019 and December 31, 2018:

September 30, 2019	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2019 settlements	828	3	16,204	2,921	$18.66	$1,537	$1.09	$0.90
Contracts on forecasted sales
2019 settlements	—	—	—	4,409	N/A	N/A	N/A	$0.95
2020 settlements	—	—	—	4,960	N/A	N/A	N/A	$0.96

December 31, 2018	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2019 settlements	842	4	18,450	2,700	$14.69	$1,260	$1.15	$0.89

In June 2019, we began using financially-settled put option contracts to manage the exposure of our forecasted future gold and silver sales to potential declines in market prices for those metals. These put contracts give as the option, but not the obligation, to sell quantities of silver and gold in the future at established prices. The following table summarizes the quantities of metals for which we have entered into put contracts and the average exercise prices as of September 30, 2019:

September 30, 2019	Ounces under contract (in 000's)		Average price per ounce
	Silver	Gold	Silver	Gold
	(ounces)	(ounces)	(ounces)	(ounces)
Contracts on forecasted sales
2019 settlements	2,493	89	$15.08	$1,400
2020 settlements	2,634	51	$15.00	$1,400

In October 2019, we entered into additional put contracts which establish the minimum prices at which we can sell silver and gold relating to forecasted production for a portion of 2020 at $16.00 and $1,450, respectively, per ounce.  These contracts have total premiums of approximately $3.2 million to be paid upon maturity.

These forward and put option contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.

We recorded the following balances as of September 30, 2019 for the fair value of the forward and put option contracts held at that time:

•	a current asset of $1.1 million, which is included in other current assets and is net of $0.7 million for contracts in a fair value liability position; and
•	a current liability of $7.1 million, which is included in other current liabilities and is net of $0.4 million for contracts in a fair value current asset position.

We recognized a $0.1 million net loss during the first nine months of 2019 on the contracts utilized to manage exposure to prices of metals that have been sold, which is included in sales of products.  The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $2.7 million net gain during the first nine months of 2019 on the contracts utilized to manage exposure to prices for forecasted future sales. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future sales, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net gain for the first nine months of 2019 is the result of a decline in zinc and lead prices, partially offset by increasing silver and gold prices. During the third quarters of 2019 and 2018, we settled, prior to their maturity date, contracts in a gain position for cash proceeds to us of approximately $6.7 million and $32.8 million, respectively. These programs, when utilized and the contracts are not settled prior to their maturity dates, are designed to mitigate the impact of potential future declines in silver, gold, lead and zinc prices from the price levels established in the contracts (see average price information above). When those prices increase compared to the contract prices, we incur losses on the contracts.

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates between the U.S. dollar ("USD") and the Canadian dollar ("CAD") and Mexican peso ("MXN"), respectively. We have determined the functional currency for our Canadian and Mexican operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD and MXN to USD are recorded to earnings each period. For the nine months ended September 30, 2019, we recognized a net foreign exchange loss of $6.7 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at September 30, 2019 would have resulted in a change of approximately $10.6 million in our net foreign exchange gain or loss. A 10% change in the exchange rate between the USD and MXN from the rate at September 30, 2019 would have resulted in a change of approximately $1.0 million in our net foreign exchange gain or loss.

In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a program to manage our exposure to the impact of fluctuations in the exchange rate between the USD and MXN on our future operating costs denominated in MXN. The programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of September 30, 2019, we had 135 forward contracts outstanding to buy a total of CAD$300.7 million having a notional amount of US$231.5 million, and 10 forward contracts outstanding to buy a total of MXN$37.3 million having a notional amount of USD$1.8 million. The CAD contracts are related to forecasted cash operating costs at Casa Berardi to be incurred from 2019 through 2023 and have CAD-to-USD exchange rates ranging between 1.2702 and 1.3332. The MXN contracts are related to forecasted cash operating costs at San Sebastian to be incurred from 2019 through 2020 and have MXN-to-USD exchange rates ranging between 20.4100 and 20.8550. Our risk management policy provides that up to 75% of our planned cost exposure for five years into the future may be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of September 30, 2019, we recorded the following balances for the fair value of the contracts:

•	a current asset of $0.1 million, which is included in other current assets;
•	a current liability of $1.4 million, which is included in other current liabilities; and
•	a non-current liability of $2.9 million, which is included in other non-current liabilities.

Net unrealized losses of approximately $4.3 million related to the effective portion of the hedges were included in accumulated other comprehensive loss as of September 30, 2019. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $1.3 million in net unrealized losses included in accumulated other comprehensive loss as of September 30, 2019 would be reclassified to current earnings in the next twelve months. Net realized gains of approximately $1.2 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the nine months ended September 30, 2019. No net unrealized gains or losses related to ineffectiveness of the hedges were included in gain (loss) on derivatives contracts on our consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2019.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective, as of September 30, 2019, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

Part II - Other Information

Item 1.    Legal Proceedings

For information concerning legal proceedings, refer to Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Item 1A.    Risk Factors

Part I, Item 1A – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2018, as updated in Part II, Item 1A – Risk Factors in our quarterly reports on Form 10-Q for the periods ended March 31, 2019 and June 30, 2019, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this Quarterly Report.

Item 6.    Exhibits

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – September 30, 2019

Index to Exhibits

3.1

Restated Certificate of Incorporation of the Registrant, as amended. Filed as exhibit 3.1 to Registrant's Form 10-Q for the period ended March 31, 2018 (File No. 1-8491), and incorporated herein by reference.

3.2	Bylaws of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant's Current Report on Form 8-K filed on August 22, 2014 (File No. 1-8491), and incorporated herein by reference.

4.1

Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Included as Annex II to Restated Certificate of Incorporation of Registrant filed as exhibit 3.1 to Registrant's Form 10-Q for the period ended March 31, 2018 (File No. 1-8491), and incorporated herein by reference.

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

4.2(c)

Supplemental Indenture dated August 5, 2015, among Revett Mining Company, Inc., Revett Silver Company, Troy Mine, Inc., RC Resources, Inc., Revett Exploration, Inc., and Revett Holdings, Inc., as Guarantees Subsidiaries, and The Bank of New York Mellon Trust Company, N.A., as Trustee. Filed as exhibit 4.2(d) to Registrant’s Form 10-K for the year ended December 31, 2015 (File No. 1-8491), and incorporated herein by reference.

4.2(d)

Supplemental Indenture dated October 26, 2016, among Mines Management In., Newhi, Inc., Montanore Minerals Corp., as Guaranteeing Subsidiaries, and The Bank of New York Mellon Trust, N.A., as Trustee. Filed as exhibit 4.2(e) to Registrant’s Form 10-K for the year ended December 31, 2016 (File No. 1-8491), and incorporated herein by reference.

4.2(e)

Supplemental Indenture dated as of November 30, 2018, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and The Bank of New York Mellon Trust, N.A., as Trustee. Filed as exhibit 4.2(e) to Registrant’s Form 10-K for the year ended December 31, 2018 (File No. 1-8491) and incorporated herein by reference.

4.2(f)	Supplemental Indenture dated September 16, 2019, among Hecla Quebec, Inc., as Guaranteeing Subsidiary, and The Bank of New York Mellon Trust Company, N.A., as Trustee. *

10.1

Second Amendment to Fifth Amended and Restated Credit Agreement dated as of July 15, 2019, by and among Hecla Mining Company, certain subsidiaries of Hecla Mining Company, the Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on July 18, 2019 (File No 1-8491), and incorporated herein by reference.

10.2

Third Amendment to Fifth Amended and Restated Credit Agreement dated as of August 23, 2019, by and among Hecla Mining Company, certain subsidiaries of Hecla Mining Company, the Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. *

10.3

Form of Indemnification Agreement, dated August 5, 2019, between Registrant and Lauren Roberts. Filed as exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 1-8491), and incorporated herein by reference. (1)

10.4

Form of Change in Control Agreement, dated August 5, 2019, between Registrant and Lauren Roberts. Filed as exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2015 (File No. 1-8491), and incorporated herein by reference. (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act. *

101.SCH	Inline XBRL Taxonomy Extension Schema.**

101.CAL	Inline XBRL Taxonomy Extension Calculation.**

101.DEF	Inline XBRL Taxonomy Extension Definition.**

101.LAB	Inline XBRL Taxonomy Extension Labels.**

101.PRE	Inline XBRL Taxonomy Extension Presentation.**

104	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

HECLA MINING COMPANY
(Registrant)

Date:	November 7, 2019	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	November 7, 2019	By:	/s/ Lindsay A. Hall
Lindsay A. Hall, Senior Vice President and
Chief Financial Officer