Form 10-K
period 2019-12-31
HECLA MINING CO/DE/
filed 2020-02-10
CIK 719413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

Form 10-K

____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file No. 1-8491

HECLA MINING COMPANY

(Exact name of registrant as specified in its Charter)

Delaware	77-0664171
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

6500 N. Mineral Drive, Suite 200 Coeur d’Alene, Idaho	83815-9408
Address of Principal Executive Offices	Zip Code

208-769-4100

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.25 per share	HL	New York Stock Exchange
Series B Cumulative Convertible Preferred Stock, par value $0.25 per share	HL-PB	New York Stock Exchange

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

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates was $868,456,633 as of June 30, 2019. There were 488,870,345 shares of the registrant’s Common Stock outstanding as of June 30, 2019, and 495,540,493 shares outstanding as of February 6, 2020.

Documents incorporated by reference herein:

To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 2020 Annual Meeting of Shareholders of the registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the registrant’s 2019 fiscal year, is incorporated herein by reference. See Part III.

Special Note on Forward-Looking Statements	1
PART I	1
Item 1. Business	1
Introduction	1
Products and Segments	5
Licenses, Permits and Claims/Concessions	6
Physical Assets	6
Employees	6
Available Information	6
Item 1A. Risk Factors	7
Item 1B. Unresolved Staff Comments	32
Item 2. Properties	32
The Greens Creek Unit	32
The Lucky Friday Unit	37
The Casa Berardi Unit	40
The San Sebastian Unit	45
The Nevada Operations Unit	48
Item 3. Legal Proceedings	57
Item 4. Mine Safety Disclosures	57
PART II	58
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	58
Item 6. Selected Financial Data	60
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	61
Overview	61
Results of Operations	63
The Greens Creek Segment	66
The Lucky Friday Segment	69
The Casa Berardi Segment	71
The San Sebastian Segment	73
The Nevada Operations Segment	75
Corporate Matters	78
Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)	79
Reconciliation of Net Income (Loss) (GAAP) to Earnings Before Interest, Taxes, Depreciation, and Amortization (non-GAAP)	87
Financial Liquidity and Capital Resources	87
Contractual Obligations and Contingent Liabilities and Commitments	90
Off-Balance Sheet Arrangements	91
Critical Accounting Estimates	91
New Accounting Pronouncements	93
Forward-Looking Statements	94
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	94
Provisional Sales	95
Commodity-Price Risk Management	95
Foreign Currency	96

Special Note on Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” and are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Our forward-looking statements include our current expectations and projections about future production, results, performance, prospects and opportunities, including reserves and other mineralization. We have tried to identify these forward-looking statements by using words such as “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “could,” “intend,” “plan,” “estimate,” "project" and similar expressions. These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual production, results, performance, prospects or opportunities, including reserves and mineralization, to differ materially from those expressed in, or implied by, these forward-looking statements.

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

We produce lead, zinc and bulk concentrates and carbon material, which we sell to custom smelters, metal traders and third-party processors, and unrefined doré containing gold and silver, which is sold to refiners or further refined before sale of the metals to traders.  We are organized and managed in five segments that encompass our operating units: the Greens Creek, Lucky Friday, Casa Berardi, San Sebastian and Nevada Operations units.

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

•

Maintaining and investing in exploration and pre-development projects in the vicinities of seven mining districts and projects we believe to be under-explored or under-invested: our Greens Creek unit on Alaska's Admiralty Island located near Juneau; North Idaho's Silver Valley in the historic Coeur d'Alene Mining District; the silver-producing district near Durango, Mexico; the Abitibi region of northwestern Quebec, Canada; our projects in northern Nevada; the Rock Creek and Montanore projects in northwestern Montana; and the Creede district of southwestern Colorado.

•	Refinancing our $506.5 million in 6.875% Senior Notes due May 1, 2021 ("Senior Notes") (see Note 6 Notes to Consolidated Financial Statements for more information).

•	Continuing to optimize and improve operations at each of our units, which includes incurring costs for new technologies and equipment that may not result in measurable benefits.

•	Expanding our proven and probable reserves and production capacity at our units.

•	Conducting our business with financial stewardship to preserve our financial position in varying metals price environments.

•	Advancing permitting of the Rock Creek and Montanore projects.

•	Continuing to seek opportunities to acquire and invest in mining and exploration properties and companies.

Below is a summary of net (loss) income for each of the last five years (in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Net (loss) income	$(99,557)	$(26,563)	$(28,520)	$61,569	$(94,738)

Our financial results over the last five years have been impacted by:

•	Changes in our sales of products due to fluctuations in metals prices and the amount of metals we sell. Our sales of products for the last five years were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Sales of products	$673,266	$567,137	$577,775	$645,957	$443,567

•

The average high and low daily closing market prices for silver, gold, lead and zinc for each of the last five years are below. The sources for the prices are the London Market Fixing prices from the London Bullion Market Association for silver and gold and the Cash Official prices from the London Metals Exchange for lead and zinc.

	2019	2018	2017	2016	2015
Silver (per oz.):
Average	$16.20	$15.71	$17.05	$17.10	$15.70
High	$19.31	$17.52	$18.56	$20.71	$18.23
Low	$14.38	$13.97	$15.22	$13.58	$13.71
Gold (per oz.):
Average	$1,392	$1,269	$1,257	$1,248	$1,160
High	$1,546	$1,355	$1,346	$1,366	$1,296
Low	$1,270	$1,178	$1,151	$1,077	$1,049
Lead (per lb.):
Average	$0.91	$1.02	$1.05	$0.85	$0.81
High	$1.03	$1.22	$1.17	$1.12	$0.97
Low	$0.80	$0.85	$0.91	$0.72	$0.70
Zinc (per lb.):
Average	$1.16	$1.33	$1.31	$0.95	$0.88
High	$1.37	$1.64	$1.53	$1.32	$1.09
Low	$1.00	$1.04	$1.10	$0.66	$0.66

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for a summary of our average realized and market prices for each of the three years ended December 31, 2019, 2018 and 2017.   Our results of operations are significantly impacted by fluctuations in the prices of silver, gold, lead and zinc, which are affected by numerous factors beyond our control.  See Item 1A. Risk Factors – Financial Risks – A substantial or extended decline in metals prices would have a material adverse effect on us for information on a number of the factors that can impact prices of the metals we produce. Our average realized prices for silver and gold were higher, while the average realized prices for zinc and lead were lower, in 2019 compared to 2018. Our average realized prices for silver, zinc and lead were lower, with the average realized price for gold slightly higher, in 2018 compared to 2017.  Market metal price trends are a significant factor in our operating and financial performance.  We are unable to predict fluctuations in prices for metals and have limited control over the timing of our concentrate shipments which impacts our realized prices. However, we utilize financially-settled forward contracts for the metals we produce with the objective of managing the exposure to changes in prices of those metals contained in our concentrate shipments between the time of sale and final settlement. In addition, at times we utilize a similar program to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.  In June 2019, we also began utilizing financially-settled put option contracts to manage the exposure of our forecasted future gold and silver sales to potential declines in market prices for those metals. See Note 10 of Notes to Consolidated Financial Statements for more information on our base and precious metal forward and put option contract programs.

•	The following table illustrates our metal quantities produced and sold for the last five years:

		Year Ended December 31,
		2019	2018	2017	2016	2015
Silver -	Ounces produced	12,605,234	10,369,503	12,484,844	17,177,317	11,591,602
	Payable ounces sold	11,548,373	9,254,385	11,308,958	15,997,087	10,171,896
Gold -	Ounces produced	272,873	262,103	232,684	233,929	189,327
	Payable ounces sold	275,060	247,528	219,929	222,105	178,400
Lead -	Tons produced	24,210	20,091	22,733	42,472	39,965
	Payable tons sold	19,746	16,214	17,960	37,519	33,409
Zinc -	Tons produced	58,857	56,023	55,107	68,516	70,073
	Payable tons sold	39,381	39,273	39,335	49,802	49,831

•

Cost of sales and other direct production costs of $450.3 million in 2019, $354.0 million in 2018, $304.7 million in 2017, $338.3 million in 2016 and $292.4 million in 2015.  Cost of sales and other direct production costs in 2019 and 2018 were impacted by the addition of our Nevada Operations unit through the acquisition of Klondex in July 2018. Cost of sales and other direct production costs in 2019, 2018, 2017 and 2016 were impacted by commencement of sales at our San Sebastian unit in the first quarter of 2016. Cost of sales and other direct production costs in 2019, 2018 and 2017 were also impacted by suspension of full production at Lucky Friday as a result of a strike, as discussed further below. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for more information.

•

Suspension-related cash costs at our Lucky Friday unit of $7.8 million, $14.6 million and $17.1 million in 2019, 2018 and 2017, respectively. These costs, along with $4.3 million, $5.0 million and $4.2 million in non-cash depreciation, depletion and amortization at Lucky Friday for 2019, 2018 and 2017, respectively, are included in a separate line item on our consolidated statements of operations and comprehensive loss (income) for those periods. Suspension-related costs for 2018 also included $1.1 million related to curtailment of production at the Midas mine. The suspension-related costs at Lucky Friday are a result of a strike by unionized employees that started in mid-March 2017 and ended in early January 2020 (see the Employees section below for more information).

•

Exploration and pre-development expenditures totaling $19.1 million, $40.6 million, $29.0 million, $17.9 million and $22.0 million for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

•

Provision for closed operations and environmental matters of $4.7 million, $6.1 million, $6.7 million, $5.7 million and $12.2 million for the years ended December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

•

Net loss of $4.0 million in 2019, a net gain of $40.3 million in 2018, a net loss of $21.3 million in 2017, and net gains of $4.4 million in 2016 and $8.3 million in 2015 on base metal forward and precious metal put option contracts. These gains and losses are related to financially-settled forward contracts on forecasted zinc and lead production as part of a risk management program initiated in 2010.  The net loss in 2019 also includes losses on financially-settled put option contracts on forecasted gold and silver sales, a program initiated in June 2019. See Note 10 of Notes to Consolidated Financial Statements for more information on our derivatives contracts.

•

Our acquisition of Aurizon Mines Ltd. ("Aurizon") in June 2013 was partially funded by the issuance of our Senior Notes in April 2013 for net proceeds of $490.0 million. In 2019, 2018, 2017, 2016 and 2015 we recorded interest expense related to the Senior Notes, including amortization of issuance costs, of $36.3 million, $36.3 million, $35.3 million, $20.1 million, and $22.7 million, respectively. The interest expense for 2017, 2016 and 2015 was recorded net of $0.9 million, $16.2 million and $13.5 million, respectively, in capitalized interest primarily related to the #4 Shaft project at Lucky Friday which was completed in early 2017.

•

Our acquisition of Klondex for $413.9 million in July 2018. We recognized expenses related to the acquisition of $10.0 million in 2018. See Note 15 of Notes to Consolidated Financial Statements for more information.

•	Our acquisition of Mines Management for $52.1 million in September 2016. We recognized expenses related to the acquisition of $2.7 million in 2016.

•	Our acquisition of Revett for $20.1 million in June 2015. We recognized expenses related to the acquisition of $2.2 million in 2015.

•

Foreign exchange loss in 2019 of $8.2 million, a gain in 2018 of $10.3 million, losses in 2017 and 2016 of $9.7 million and $2.7 million, respectively, and a gain in 2015 of $24.2 million, primarily due to increased exposure to exchange fluctuations between the U.S. dollar and Canadian dollar as a result of our acquisition of Aurizon.

•

Income tax benefits of $24.1 million and $6.7 million in 2019 and 2018, respectively, and income tax provisions of $21.0 million, $28.1 million and $57.0 million in 2017, 2016 and 2015, respectively. See Note 5 of Notes to Consolidated Financial Statements for more information.

•	An increase in the number of shares of our common stock outstanding, which impacts our income (loss) per common share.

A comprehensive discussion of our financial results for the years ended December 31, 2019, 2018 and 2017, individual operating unit performance, general corporate expenses and other significant items can be found in Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, as well as the Consolidated Financial Statements and Notes thereto.

Products and Segments

Our segments are differentiated by geographic region. We produce zinc, lead and bulk flotation concentrates at our Greens Creek unit and lead and zinc flotation concentrates at our Lucky Friday unit, each of which we sell to custom smelters and metal traders on contract. The flotation concentrates produced at our Greens Creek and Lucky Friday units contain payable silver, zinc and lead, and at Greens Creek they also contain payable gold. At Greens Creek, we also produce gravity concentrate containing silver, gold and lead. Unrefined bullion (doré) is produced from the gravity concentrate by a third-party processor, and shipped to a refiner before sale of the metals to precious metal traders. We also produce unrefined gold and silver bullion bars (doré), loaded carbon and precipitates at our Casa Berardi, San Sebastian and Nevada Operations units, which are shipped to refiners before sale of the metals to precious metal traders. At times, we sell loaded carbon and precipitates directly to refiners. Payable metals are those included in our products which we are paid for by smelters, metal traders and refiners. Our segments as of December 31, 2019 included:

•

The Greens Creek unit located on Admiralty Island, near Juneau, Alaska. Greens Creek is 100% owned and has been in production since 1989, with a temporary care and maintenance period from April 1993 through July 1996.

•

The Lucky Friday unit located in northern Idaho. Lucky Friday is 100% owned and has been a producing mine for us since 1958. As discussed below in the Employees section, unionized employees at Lucky Friday were on strike from mid-March 2017 until early January 2020, resulting in limited production during that time. We expect re-staffing of the mine, which has commenced, to be completed in stages, with a return to full production by the end of 2020.

•

The Casa Berardi unit located in the Abitibi region of northwestern Quebec, Canada. Casa Berardi is 100% owned and was acquired on June 1, 2013 with the purchase of all issued and outstanding common shares of Aurizon. Aurizon had operated and produced from the Casa Berardi mine since late 2006 and began various mine enhancements in an effort to improve operational efficiency, including a shaft deepening project completed in 2014 and a new paste fill facility completed in 2013. In addition to ongoing production from the underground mine, production from the East Mine Crown Pillar ("EMCP") surface mine commenced in July 2016. The addition of surface production and enhancements to the processing facility resulted in increased ore throughput and gold production. We expect to recommence underground mining in the East Mine, which was the original production area, by the end of 2020.

•

The San Sebastian unit located in the state of Durango, Mexico. San Sebastian is 100% owned, and had previously produced for us from underground mines between 2001 and 2005. Near-surface exploration discoveries in the vicinity of the past producing area led to the decision in the third quarter of 2015 to develop shallow open pit mines there. Production commenced from the open pits in the fourth quarter of 2015. Continued exploration resulted in the decision to develop a new underground ramp and rehabilitate the historical underground access. The underground development commenced in the first quarter of 2017, and underground ore production began in January 2018. During 2019, we commenced mining and processing of a bulk sample of underground sulfide material. Testing of the bulk sample is part of an ongoing evaluation which we believe will allow us to determine the viability of extending underground production there. We have also continued to advance additional surface exploration targets near our current operations.

•

The Nevada Operations unit located in northern Nevada. Nevada Operations is 100% owned and was acquired on July 20, 2018 with the purchase of all of the issued and outstanding common shares of Klondex. Nevada Operations consists of three land packages in northern Nevada totaling approximately 110 square miles and containing operating or previously-operating mines with a history of high-grade gold production: Fire Creek, Hollister and Midas. We believe these properties to be prospective and under-explored. The acquisition included the Midas mill and, in the Walker Lane district, the Aurora mine and mill. Klondex had owned Fire Creek since 1975, Midas since 2014, and Hollister and Aurora since 2016. As discussed in Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations - The Nevada Operations Segment, in the second quarter of 2019, we ceased development to access new production areas at our Nevada operations until completion of studies and test work for hydrology, mining and milling, resulting in, among other changes, an anticipated suspension of production in mid-2020.

The contributions to our consolidated sales by our operating units in 2019 were 44.5% from Greens Creek, 28.7% from Casa Berardi, 8.3% from San Sebastian, 16.0% from Nevada Operations and 2.5% from Lucky Friday.

See the Introduction section above for information on our metals production and sales for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.

Licenses, Permits and Claims/Concessions

We are required to obtain various licenses and permits to operate our mines and conduct exploration and reclamation activities.  See Item 1A. Risk Factors - Legal, Regulatory and Market Risks - We are required to obtain governmental permits and other approvals in order to conduct mining operations.  The El Toro area at San Sebastian, the Rock Creek and Montanore projects, and our planned open pits at Casa Berardi can only be developed if we are successful in obtaining the necessary permits. See Item 1A. Risk Factors - Legal, Regulatory and Market Risks -  We are required to obtain governmental permits and other approvals in order to conduct mining operations and Legal challenges could prevent the Rock Creek or Montanore projects from ever being developed. In addition, our operations and exploration activities at our Casa Berardi and San Sebastian units are conducted pursuant to claims or concessions granted by the host government, and otherwise are subject to claims renewal and minimum work commitment requirements, which are subject to certain political risks associated with foreign operations.  See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks - Our foreign activities are subject to additional inherent risks.

Physical Assets

Our business is capital intensive and requires ongoing capital investment for the replacement, modernization and expansion of equipment and facilities and to develop new ore reserves.  At December 31, 2019, the book value of our properties, plants, equipment and mineral interests, net of accumulated depreciation, was approximately $2.4 billion.  For more information see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. We maintain insurance policies against property loss and business interruption.  However, such insurance contains exclusions and limitations on coverage, and there can be no assurance that claims would be paid under such insurance policies in connection with a particular event.  See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks - Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

Employees

As of December 31, 2019, we employed 1,622 people, including the unionized employees at Lucky Friday who until recently were on strike, as discussed below. With the potential exception of some of the employees recently on strike, we believe relations with our employees are generally good.

Many of the employees at our Lucky Friday unit are represented by a union. The previous collective bargaining agreement with the unionized employees expired on April 30, 2016. After voting against our new contract offer at the time, the unionized employees went on strike on March 13, 2017. They remained on strike until January 7, 2020, when the union ratified a new collective bargaining agreement. The new collective bargaining agreement expires on January 6, 2023.

Available Information

Hecla Mining Company is a Delaware corporation. Our current holding company structure dates from the incorporation of Hecla Mining Company in 2006 and the renaming of our subsidiary (previously Hecla Mining Company) as Hecla Limited. Our principal executive offices are located at 6500 N. Mineral Drive, Suite 200, Coeur d’Alene, Idaho 83815-9408. Our telephone number is (208) 769-4100. Our web site address is www.hecla-mining.com. We file our annual, quarterly and current reports and any amendments to these reports with the SEC, copies of which are available on our website or from the SEC free of charge (www.sec.gov or 800-SEC-0330). Our restated certificate of incorporation, bylaws, charters of our audit, compensation, and corporate governance and directors nominating committees, as well as our Code of Ethics for the Chief Executive Officer and Senior Financial Officers and our Code of Conduct, are also available on our website. In addition, any amendments to our Code of Ethics or waivers granted to our directors and executive officers will be posted on our website. Each of these documents may be periodically revised, so you are encouraged to visit our website for any updated terms. We will provide copies of these materials to stockholders upon request using the above-listed contact information, directed to the attention of Investor Relations, or via e-mail request sent to hmc-info@hecla-mining.com.

We have included the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report. Additionally, we filed with the New York Stock Exchange (“NYSE”) the CEO’s certification regarding our compliance with the NYSE’s Corporate Governance Listing Standards (“Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards, which certification was dated May 28, 2019, and indicated that the CEO was not aware of any violations of the Listing Standards.

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

Financial Risks

We have a substantial amount of debt that could impair our financial health and prevent us from fulfilling our obligations under our existing and future indebtedness.

As of December 31, 2019, we had total indebtedness of approximately $517.4 million, primarily in the form of our Senior Notes due May 1, 2021. Our level of debt and our debt service obligations may have adverse effects on our business, financial condition, cash flows or results of operations, including:

•	making it more difficult for us to satisfy our obligations with respect to the Senior Notes;

•	reducing the amount of funds available to finance our operations, capital expenditures and other activities;

•	increasing our vulnerability to economic downturns and industry conditions;

•	limiting our flexibility in responding to changing business and economic conditions;

•	jeopardizing our ability to execute our business plans;

•	placing us at a disadvantage when compared to our competitors that have less debt;

•	increasing our cost of borrowing; and

•	limiting our ability to borrow additional funds.

We and our subsidiaries may incur substantial additional indebtedness in the future. Although the indenture governing our Senior Notes contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of additional indebtedness that could be incurred in compliance with these restrictions could be substantial. In July 2018, we entered into our $250 million senior credit facility, which as of the date of this report allows us to draw up to $150 million on a revolving basis. Like the indenture, the credit agreement governing the revolving credit facility also has restrictions on the incurrence of additional indebtedness but with a number of significant qualifications and exceptions. If new debt is added to our and our subsidiaries’ existing debt levels, the risks associated with such debt that we currently face would increase. In addition, the indenture governing the Senior Notes does not prevent us from incurring additional indebtedness under the indenture.

There is no assurance that our internal and external sources of liquidity will at all times be sufficient for our cash requirements.

We must have sufficient sources of liquidity to make scheduled payments or to refinance or repay when due our debt obligations and to fund our planned capital expenditures, operating expenses and other ongoing liquidity needs. The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents, and borrowings under our revolving credit facility. As of December 31, 2019, we held cash and cash equivalents of $62.5 million and had no outstanding borrowings on our revolving credit facility. In 2019, we periodically borrowed under our $250 million revolving credit facility in order to meet our working capital requirements, and in 2020 we anticipate also borrowing under our credit facility. Our ability to borrow under the credit facility is limited by the size of our lenders’ commitments and our ability to comply with covenants, including certain financial ratios. We cannot guarantee that we will be able to meet such covenants, and therefore borrowings under the credit facility may not be available to us.

Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance and credit availability, which cannot at all times be assured. Accordingly, we cannot assure you cash flows from operations and other internal and external sources of liquidity will at all times be sufficient for our cash requirements, including for us to (1) pay the principal, premium, if any, and interest on our indebtedness, including the Senior Notes which are due May 1, 2021, or (2) to fund our other liquidity needs. If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plan and planned expenditures, pursuing additional financing to the extent available, selling assets, reducing capital expenditures, restructuring or refinancing our Senior Notes and other potential actions to reduce costs. There can be no assurance that any of these actions would be successful, sufficient or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed could have a material adverse impact on our business and financial position.

Our ability to obtain any additional financing or any refinancing of our debt, if needed at any time, depends upon many factors, including our existing level of indebtedness and restrictions in our debt facilities, historical business performance, financial projections, the value and sufficiency of collateral, prospects and creditworthiness, external economic conditions and general liquidity in the credit and capital markets. Any additional financing or refinancing could also be extended only at higher costs and require us to satisfy more restrictive covenants, which could further limit or restrict our business and results of operations, or be dilutive to our stockholders. The terms of existing or future debt instruments and the indenture governing our Senior Notes may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

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

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Liquidity and Capital Resources. Also, for more information on risks relating to our debt, see the risk factors below under “Risks Relating to Our Common Stock and Our Indebtedness.”

A substantial or extended decline in metals prices would have a material adverse effect on us.

Our revenue is derived primarily from the sale of concentrates and doré containing silver, gold, lead and zinc and, as a result, our earnings are directly related to the prices of these metals. Silver, gold, lead and zinc prices fluctuate widely and are affected by numerous factors, including:

•	speculative activities;

•	relative exchange rates of the U.S. dollar;

•	global and regional demand and production;

•	political instability;

•	inflation, recession or increased or reduced economic activity; and

•	other political, regulatory and economic conditions.

These factors are largely beyond our control and are difficult to predict. If the market prices for these metals fall below our production, exploration or development costs for a sustained period of time, we will experience losses and may have to discontinue exploration, development or operations, or incur asset write-downs at one or more of our properties. See Item 1. Business - Introduction for information on the average, high, and low daily closing prices for silver, gold, lead and zinc for the last five years. On February 6, 2020, the closing prices for silver, gold, lead and zinc were $17.62 per ounce, $1,553 per ounce, $0.84 per pound and $1.00 per pound, respectively.

We have had losses that could reoccur in the future.

We have experienced volatility in our net (loss) income reported in the last five years, as shown in Item 6. Selected Financial Data, including net losses of $99.6 million in 2019, $26.6 million in 2018, $28.5 million in 2017 and $94.7 million in 2015. A comparison of operating results over the past three years can be found in Results of Operations in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

An extended decline in metals prices, an increase in operating or capital costs, mine accidents or closures, increasing regulatory obligations, or our inability to convert exploration potential to reserves may cause us to record write-downs, which could negatively impact our results of operations.

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

In the second quarter of 2019, we determined that a review of our Nevada operations and resulting plans to curtail development and limit near term production there represented a change in circumstances indicating the carrying value of our long-lived assets in Nevada may not be recoverable.  However, our review for recoverability as of June 30, 2019 determined our estimates of undiscounted cash flows, including the estimated value of mineral interests, exceeded the carrying values for our Nevada assets reviewed at that time. Subsequent events or changes in circumstances during the remainder of 2019 did not indicate the carrying value of our long-lived assets in Nevada or at our other operating, pre-development or exploration properties were not recoverable. For more discussion, see Note 15 of Notes to Consolidated Financial Statements and the below risk factors, “We may not realize all of the anticipated benefits from our acquisitions, including our acquisition of Klondex” and “The issues we have faced and continue to face at our Nevada Operations unit could require us to write-down the associated long-lived assets. We could face similar issues at our other operations. Such write-downs may adversely affect our results of operations and financial condition.” If the prices of silver, gold, zinc and lead decline for an extended period of time, if we fail to control production or capital costs, if regulatory issues increase costs or decrease production, or if we do not realize the mineable ore reserves or exploration potential at our mining properties, we may be required to recognize asset write-downs in the future.  In addition, the perceived market value of the exploration potential of our properties is dependent upon prevailing metals prices as well as our ability to discover economic ore. A decline in metals prices for an extended period of time or our inability to convert exploration potential to reserves could significantly reduce our estimates of the value of the exploration potential at our properties and result in asset write-downs.

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

In 2018, the United States imposed and enacted tariffs on certain items. Since their enactment, there have been ongoing discussions and activities regarding changes to other U.S. trade policies and treaties. In response, a number of markets, including China, into which we have in the past and may in the future sell our products, have implemented tariffs on U.S. imports, or are threatening to impose tariffs on U.S. imports or to take other measures in response to these U.S. actions. These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade and, in particular, trade between China and the United States. Any of these factors could depress economic activity, restrict our access to customers and have a material adverse effect on our business, financial condition and results of operations. In addition, any actions by foreign markets to implement further trade policy changes, including limiting foreign investment or trade, increasing regulatory scrutiny or taking other actions which impact U.S. companies’ ability to obtain necessary licenses or approvals could negatively impact our business.

In September 2018, in response to tariffs on Chinese goods implemented by the United States, China imposed a 5% tariff on lead concentrates and a 10% tariff on silver concentrates, both of which are products we produce and from time to time ship to China. We sold no lead or silver concentrates to China in 2019. While to date the direct impact of tariffs has been immaterial on our sales and treatment charges, they may also have an impact on our sales and treatment charges outside of China.

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

Commodity and currency risk management activities could prevent us from realizing possible revenues or lower costs or expose us to losses.

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

In 2016, we also initiated financially-settled forward contract programs to manage exposure to fluctuations in the exchange rates between the U.S. dollar (“USD”) and the Canadian dollar (“CAD”) and the Mexican peso (“MXN”) and the impact on our future operating costs denominated in CAD and MXN. As with our metals derivatives, such activities may prevent us from realizing possible lower costs on a USD-basis in the event that the USD strengthens relative to the CAD or MXN compared to the exchange rates stated in the forward contracts, and also expose us to counterparty credit risk.

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

Future estimates and actual results may differ materially from these estimates as a result of using different assumptions or conditions. For additional information, see Critical Accounting Estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 1 of Notes to Consolidated Financial Statements, and the risk factors set forth below: “Our costs of development of new orebodies and other capital costs may be higher and provide less return than we estimated,” “Our ore reserve estimates may be imprecise,” “We are currently involved in ongoing legal disputes that may materially adversely affect us,” and “Our environmental and asset retirement obligations may exceed the provisions we have made.”

Our ability to recognize the benefits of deferred tax assets related to net operating loss carryforwards and other items is dependent on future cash flows and taxable income.

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized.  Otherwise, a valuation allowance is applied against deferred tax assets, reducing the value of such assets.  Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income.  Estimates of future taxable income are based on forecasted income from operations and the application of existing tax laws in each jurisdiction.  Metal price and production estimates are key components used in the determination of our ability to realize the expected future benefit of our deferred tax assets. To the extent that future taxable income differs significantly from estimates as a result of a decline in metals prices or other factors, our ability to realize the deferred tax assets could be impacted.  Additionally, significant future issuances of common stock or common stock equivalents, or changes in the direct or indirect ownership of our common stock or common stock equivalents, could limit our ability to utilize our net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. Future changes in tax law or changes in ownership structure could limit our ability to utilize our recorded tax assets.  Due to the changes to tax laws under the Tax Cuts and Jobs Act enacted in December 2017, we determined it is more likely than not we will not realize the net deferred tax assets in the “Hecla U.S. tax group,” our U.S. consolidated tax group which is exclusive of our U.S. consolidated tax group located in Nevada (“Nevada U.S. tax group”). We currently do not have valuation allowances for certain amounts related to the Nevada U.S. tax group and certain foreign deferred tax assets, and our deferred tax assets as of December 31, 2019 were $215.1 million, net of $86.6 million in valuation allowances. See Note 5 of Notes to Consolidated Financial Statements for further discussion of our deferred tax assets.

Returns for investments in pension plans and pension plan funding requirements are uncertain.

We maintain defined benefit pension plans for most U.S. employees, which provide for defined benefit payments after retirement for those employees. Canadian and Mexican employees participate in public retirement systems for those countries and are not eligible to participate in the defined benefit pension plans that we maintain for U.S. employees. The ability of the pension plans maintained for U.S. employees to provide the specified benefits depends on our funding of the plans and returns on investments made by the plans. Returns, if any, on investments are subject to fluctuations based on investment choices and market conditions. In addition, we have a supplemental executive retirement plan which is unfunded. A sustained period of low returns or losses on investments, or future benefit obligations that exceed our estimates, could require us to fund the pension plans to a greater extent than anticipated.  See Note 8 of Notes to Consolidated Financial Statements for more information on our pension plans.

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

Our business is capital intensive, requiring ongoing investment for the replacement, modernization or expansion of equipment and facilities. Our mining and milling operations are subject to risks of process upsets and equipment malfunctions. Equipment and supplies may from time to time be unavailable on a timely basis. Our business is subject to a number of other risks and hazards including:

•	environmental hazards;

•	unusual or unexpected geologic formations;

•	rock bursts, ground falls, pit wall failures, or tailings impoundment breaches or failures;

•	seismic activity;

•	underground fires or floods;

•	unanticipated hydrologic conditions, including flooding and periodic interruptions due to inclement or hazardous weather conditions;

•	political and country risks;

•	civil unrest or terrorism;

•	industrial accidents;

•	disruption, damage or failure of technology systems related to operation of equipment and other aspects of our mine operations;

•	labor disputes or strikes; and

•	our operating mines have tailing ponds which could fail or leak as a result of seismic activity, unusual weather or for other reasons.

Such risks could result in:

•	personal injury or fatalities;

•	damage to or destruction of mineral properties or producing facilities;

•	environmental damage and financial penalties;

•	delays in exploration, development or mining;

•	monetary losses;

•	inability to meet our financial obligations;

•	asset impairment charges;

•	legal liability; and

•	temporary or permanent closure of facilities.

We maintain insurance to protect against losses that may result from some of these risks, such as property loss and business interruption, in amounts we believe to be reasonably consistent with our historical experience, industry practice and circumstances surrounding each identified risk. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to environmental liability, political risk and seismic events. We cannot assure you that claims would be paid under such insurance policies in connection with a particular event. Insurance specific to environmental risks is generally either unavailable or, we believe, too expensive for us, and we therefore do not maintain environmental insurance. Occurrence of events for which we are not insured may have an adverse effect on our business.

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

Our ore reserve figures and costs are primarily estimates and are not guarantees that we will recover the indicated quantities of these metals. You are cautioned not to place undue reliance on estimates of reserves (or mineralized material or other resource estimates). Reserves are estimates made by our professional technical personnel of the amount of metals that they believe could be economically and legally extracted or produced at the time of the reserve determination. No assurance can be given that the estimated amount of metal or the indicated level of recovery of these metals will be realized. Reserve estimation is an interpretive process based upon available data and various assumptions. Our reserve estimates may change based on actual production experience. Further, reserves are valued based on estimates of costs and metals prices, which may not be consistent among our properties or across the industry. The economic value of ore reserves may be adversely affected by:

•	declines in the market price of the various metals we mine;

•	increased production or capital costs;

•	reduction in the grade or tonnage of the deposit;

•	decrease in throughput;

•	increase in the dilution of the ore;

•	future foreign currency rates, inflation rates and applicable tax rates;

•	reduced metal recovery; and

•	changes in environmental, permitting or other regulatory requirements.

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

Our ability to market our metals production depends on the availability of smelters and/or refining facilities and our operations and financial results may be affected by disruptions or closures or the unavailability of smelters and/or refining facilities for other reasons.

We sell our metals products to smelters and metal traders. Our doré bars are sent to refiners for further processing before being sold to metal traders. Access to refiners and smelters on economical terms is critical to our ability to sell our products to buyers and generate revenues. If smelters or refiners are unavailable or unwilling to accept our products, or we are otherwise unable to sell our products to customers on acceptable commercial and legal terms, our operations and financial results could be adversely affected.  See Note 11 of Notes to Consolidated Financial Statements for more information on the distribution of our sales and our significant customers.

We derive a significant amount of revenue from a relatively small number of customers and occasionally enter into concentrate spot market sales with metal traders.

For the fiscal year ended December 31, 2019, the four largest customers accounted for approximately 24%, 23%, 17% and 8%, respectively, of our total revenues. Given our operations produce unique qualities of concentrates, which a limited number of smelters can process effectively, we enter into long-term benchmark contracts for a majority of our total concentrates production. We expose lower portions of our concentrates production to spot market sales to metal traders to benefit from favorable spot market sales terms from time to time. Our results of operations, financial condition and cash flows could be materially adversely affected if one or more of our long-term customers were to decide to interrupt or curtail their activities, terminate their contracts with us or fail to renew existing contracts. Additionally, if spot market conditions deteriorate rapidly, we could have difficulty selling a portion of our concentrates, and metal traders could refuse to perform under existing contracts, which could also result in materially adverse effects on our results of operations, financial conditions and cash flows. See Note 11 of Notes to Consolidated Financial Statements for more information on the distribution of our sales and our significant customers.

Our business depends on availability of skilled miners and good relations with employees.

We are dependent upon the ability and experience of our executive officers, managers, employees, contractors and their employees, and other personnel, and we cannot assure you that we will be able to retain such employees or contractors. We compete with other companies both in and outside the mining industry in recruiting and retaining qualified employees and contractors knowledgeable about the mining business. From time to time, we have encountered, and may in the future encounter, difficulty recruiting skilled mining personnel at acceptable wage and benefit levels in a competitive labor market, and may be required to utilize contractors, which can be more costly. Temporary or extended lay-offs due to mine closures may exacerbate such issues and result in vacancies or the need to hire less skilled or efficient employees or contractors. The loss of skilled employees or contractors or our inability to attract and retain additional highly skilled employees and contractors could have an adverse effect on our business and future operations.

We or our contractors may experience labor disputes, work stoppages or other disruptions in production that could adversely affect our business and results of operations. The Lucky Friday mine is our only operation where some of our employees are subject to a collective bargaining agreement, and the previous agreement expired on April 30, 2016. After voting against our new contract offer at the time, the unionized employees went on strike on March 13, 2017. They remained on strike until January 7, 2020, when the union ratified a new collective bargaining agreement. Production at Lucky Friday was suspended from the start of the strike until July 2017, when limited production resumed by salaried personnel. Cash suspension costs during the strike totaled $7.8 million in 2019 and are combined with non-cash depreciation expense of $4.3 million in 2019 and reported in a separate line item on our consolidated statements of operations. Although we expect that many of the unionized employees will return to work throughout 2020 and that ultimately Lucky Friday will return to full production, we cannot predict how smooth the reintegration process will be, and there may be disruptions, delays or additional or extraordinary costs incurred during the process of reintegrating the employees and hiring new employees. Any such delays, disruptions or increased costs could adversely affect our financial condition and results of operations.

Shortages of critical parts and equipment may adversely affect our operations and development projects.

Hecla has been impacted, from time to time, by increased demand for critical resources such as input commodities, drilling equipment, trucks, shovels and tires. These shortages have, at times, impacted the efficiency of our operations, and resulted in cost increases and delays in construction of projects; thereby impacting operating costs, capital expenditures and production and construction schedules.

Our information technology systems may be vulnerable to disruption which could place our systems at risk from data loss, operational failure, or compromise of confidential information.

We rely on various information technology systems and on third party developers and contractors in connection with operations, including production, equipment operation and financial support systems. While we regularly monitor the security of our systems, they remain vulnerable to disruption, damage or failure from a variety of sources, including errors by employees or contractors, computer viruses, cyber-attacks including phishing, ransomware and similar malware, misappropriation of data by outside parties, and various other threats. Techniques used to obtain unauthorized access to or sabotage our systems are under continuous and rapid evolution, and we may be unable to detect efforts to disrupt our data and systems in advance. Breaches and unauthorized access carry the potential to cause losses of assets or production, operational delays, equipment failure that could cause other risks to be realized, inaccurate recordkeeping, or disclosure of confidential information, any of which could result in financial losses and regulatory or legal exposure, and could have a material adverse effect on our cash flows, financial condition or results of operations.

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

•

significant changes to regulations or laws or the interpretation or enforcement of them, including with respect to tax and profit-sharing matters arising out of the use of outsourced labor and other services at our San Sebastian operation in Mexico;

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

Our properties in Canada, particularly in Quebec, may be of particular interest or sensitivity to one or more interest groups, including aboriginal groups (which are generally referred to as “First Nations”). We have mineral projects in Quebec and British Columbia that are or may be in areas with a First Nations presence. It is our practice to work closely with and consult with First Nations in areas in which our projects are located or which could be impacted by our activities. However, there is no assurance that relationships with such groups will be positive. Accordingly, it is possible that our production, exploration or development activities on these properties could be interrupted or otherwise adversely affected in the future by political uncertainty, native land claims entitlements, expropriations of property, changes in applicable law, governmental policies and policies of relevant interest groups, including those of First Nations. Any changes in law or relations or shifts in political conditions may be beyond our control, or we may enter into agreements with First Nations, all of which may adversely affect our business and operations and if significant, may result in the impairment or loss of mineral concessions or other mineral rights, or may make it impossible to continue our mineral production, exploration or development activities in the applicable area, any of which could have an adverse effect on our financial conditions and results of operations.

Certain of our mines and exploration properties are located on land that is or may become subject to traditional territory, title claims and/or claims of cultural significance by certain Indigenous tribes, and such claims and the attendant obligations of the federal government to those tribal communities and stakeholders may affect our current and future operations.

Indigenous interests and rights as well as related consultation issues may impact our ability to pursue exploration, development and mining at certain of our properties in Nevada, Montana, Alaska, British Columbia and Quebec. There is no assurance that claims or other assertion of rights by tribal communities and stakeholders or consultation issues will not arise on or with respect to our properties or activities. These could result in significant costs and delays or materially restrict our activities. Opposition by Indigenous tribes and stakeholders to our presence, operations or development on land subject to their traditional territory or title claims or in areas of cultural significance could negatively impact us in terms of permitting delay, public perception, costly legal proceedings, potential blockades or other interference by third parties in our operations, or court-ordered relief impacting our operations. In addition, we may be required to, or may voluntarily, enter into certain agreements with such Indigenous tribes in order to facilitate development of our properties, which could reduce the expected earnings or income from any future production.

We may be subject to a number of unanticipated risks related to inadequate infrastructure.

Mining, processing, development, exploration and other activities depend on adequate infrastructure. Reliable roads, bridges, ports, power sources, internet access and water supply are important to our operations, and their availability and condition affect capital and operating costs. Unusual, infrequent or extreme weather phenomena, sabotage, amount or complexity of required investment, or other interference in the maintenance or provision of such infrastructure, or government intervention, could adversely affect our mining operations.

Competition from other mining companies may harm our business.

We compete with other mining companies, some of which have greater financial resources than we do or other advantages, in various areas which include:

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

Furthermore, there are inherent risks in any acquisition we may undertake which could adversely affect our current business and financial condition and our growth. For example, we may not realize the expected value of the companies or properties that are acquired due to declines in metals prices, lower than expected quality of orebodies, inability to achieve the expected or minimum level of operating performance, failure to obtain permits, labor problems, changes in regulatory environment, failure to achieve anticipated synergies, an inability to obtain financing, and other factors described in these risks factors. Acquisitions of other mining companies or properties may also expose us to new legal, geographic, political, operating, and geological risks.

See the risk factor below, “We may not realize all of the anticipated benefits from our acquisitions, including our acquisition of Klondex,” for developments at our Nevada Operations unit.

We may be unable to successfully integrate the operations of the properties we acquire, including our Nevada operations.

Integration of the businesses or the properties we acquire with our existing business, including our Nevada Operations unit acquired as part of the Klondex acquisition in July 2018, is a complex, time-consuming and costly process. Failure to successfully integrate the acquired properties and operations in a timely manner may have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficulties of combining the acquired operations with our existing business include, among other things:

•	operating a larger organization;

•	operating in multiple legal jurisdictions;

•	coordinating geographically and linguistically disparate organizations, systems and facilities;

•	adapting to additional political, regulatory, legal and social requirements;

•	integrating corporate, technological and administrative functions; and

•	diverting management’s attention from other business concerns.

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

See the risk factor below, “We may not realize all of the anticipated benefits from our acquisitions, including our acquisition of Klondex,” for developments at our recently acquired Nevada Operations.

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

As disclosed in Note 15 of Notes to Consolidated Financial Statements, we determined that changes to our plans in Nevada during the second quarter of 2019 represented a triggering event requiring an assessment of recoverability of the carrying value of our long-lived assets (“carrying value assessment”) in Nevada. The carrying value assessment indicated no impairment as of June 30, 2019. However, such analysis was, and any future analysis will be, based on estimates, judgments and assumptions which may turn out to be incorrect or inaccurate. There were no subsequent events or changes in circumstances during the remainder of 2019 that indicated the carrying value of our long-lived assets in Nevada or at our other operating, pre-development or exploration properties were not recoverable.

The carrying value assessment of our Nevada Operations unit as of June 30, 2019 was based on estimated undiscounted future cash flows and the value of mineral interests expected to be generated in Nevada, and such estimate in turn was dependent upon other estimates, including, but not limited to: (i) metals to be extracted and recovered from proven and probable ore reserves and, to some extent, identified mineralization beyond proven and probable reserves, (ii) future operating and capital costs, and (iii) future metals prices. Recoverability of the carrying value will be contingent upon the favorable resolution of operational issues, including, but not limited to: (i) ore grade control, (ii) mill recoveries and reconciliation, (iii) the potential availability of third-party processing of ore produced at the Fire Creek mine, (iv) availability of sufficient resources (including funding) to resume and complete necessary development work and drilling on a timely basis, (v) hydrological studies and (vi) permitting (collectively, the "Operational Issues").

The above described estimates, judgments and assumptions were made in good faith and using management’s best judgment; however, there can be no assurance that any of them will prove to be accurate or that any of the Operational Issues will be resolved and that anticipated production levels at Nevada will take place within the assumed time line or ever. Evaluation of the possibility of a future impairment loss, as well as the calculation of the amount of any impairment loss, involve significant estimates, judgment and assumptions, and no assurance can be given as to whether or not we will recognize an impairment loss in the future, or if the amount of loss would be within any estimated range we may disclose. As a result, in future periods we could face another triggering event which could lead to an impairment charge, and any such impairment charge could be material.

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

We may not realize all of the anticipated benefits from our acquisitions, including our acquisition of Klondex.

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

At our Nevada Operations unit acquired via the Klondex acquisition in July 2018, total capital and production costs exceeded revenues in 2018 and the first half of 2019.  As a result, in the second quarter of 2019 we conducted a review of those operations and ceased all development to access new production areas. Development is not expected to resume until studies of hydrology, mining and milling can be completed, which is expected by the end of 2021.  See the risk factors above, “An extended decline in metals prices, an increase in operating or capital costs, mine accidents or closures, increasing regulatory obligations, or our inability to convert exploration potential to reserves may cause us to record write-downs, which could negatively impact our results of operations,” and “The issues we have faced and continue to face at our Nevada Operations unit could require us to write-down the associated long-lived assets. We could face similar issues at our other operations. Such write-downs may adversely affect our results of operations and financial condition” for discussion of the results of our review of the Nevada operations, and the potential for future impairment charges.

The properties we may acquire may not produce as expected, and we may be unable to determine reserve potential, identify liabilities associated with the acquired properties or obtain protection from sellers against such liabilities.

The properties we acquire in any acquisition, including our Nevada Operations unit, may not produce as expected, may be in an unexpected condition and we may be subject to increased costs and liabilities, including environmental liabilities. Although we review properties prior to acquisition in a manner consistent with industry practices, such reviews are not capable of identifying all existing or potential adverse conditions. Generally, it is not feasible to review in depth every individual property involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems or permit a buyer to become sufficiently familiar with the properties to fully assess their condition, any deficiencies, and development potential.  See the risk factors above, “We may not realize all of the anticipated benefits from our acquisitions, including our acquisition of Klondex,”  and “An extended decline in metals prices, an increase in operating or capital costs, mine accidents or closures, increasing regulatory obligations, or our inability to convert exploration potential to reserves may cause us to record write-downs, which could negatively impact our results of operations.”

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

There are several ongoing legal disputes in which we are involved, including putative class action and derivative lawsuits filed against us involving our Nevada Operations unit, and additional actions may be filed against us and our board and certain officers.  We may be subject to future claims, including additional claims relating to our Nevada Operations unit. Further, we could experience claims regarding environmental damage or compliance, safety conditions or other matters at our mines.  The outcomes of these pending and potential claims are uncertain. We may not resolve these claims favorably. Depending on the outcome, these actions could cause adverse financial effects or reputational harm to us. If any of these disputes result in a substantial monetary judgment against us, are settled on terms in excess of our current accruals, or otherwise impact our operations (such as by limiting our ability to obtain permits or approvals), our financial results or condition could be materially adversely affected. For a description of some of the lawsuits and other claims in which we are involved, see Note 7 of Notes to Consolidated Financial Statements.

We are required to obtain governmental permits and other approvals in order to conduct mining operations.

In the ordinary course of business, mining companies are required to seek governmental permits and other approvals for continuation or expansion of existing operations or for the commencement of new operations. Obtaining the necessary governmental permits is a complex, time-consuming and costly process. The duration and success of our efforts to obtain permits are contingent upon many variables not within our control. Obtaining environmental permits, including the approval of reclamation plans, may increase costs and cause delays or halt the continuation of mining operations depending on the nature of the activity to be permitted and the interpretation of applicable requirements established by the permitting authority. Interested parties, including governmental agencies and non-governmental organizations or civic groups, may seek to prevent issuance of permits and intervene in the process or pursue extensive appeal rights. Past or ongoing violations of laws or regulations involving obtaining or complying with permits could provide a basis to revoke existing permits, deny the issuance of additional permits, or commence a regulatory enforcement action, each of which could have a material adverse impact on our operations or financial condition. In addition, evolving reclamation or environmental concerns may threaten our ability to renew existing permits or obtain new permits in connection with future development, expansions and operations. We cannot assure you that all necessary approvals and permits will be obtained and, if obtained, that the costs involved will not exceed those that we previously estimated. It is possible that the costs and delays associated with the compliance with evolving standards and regulations could become such that we would not proceed with a particular development or operation.

Specific examples of where we face permitting risk include the following:

•

Continued extension of the planned life of mine at Greens Creek will require future expansion of the tailings storage facility. This will involve federal permitting under the National Environmental Policy Act (NEPA) and either an environmental assessment or environmental impact statement. While efforts are underway in Congress to streamline the federal permitting process, e.g. including mining under the FAST-41 regulatory process, our experience suggests this permitting process could be lengthy. Thus, we plan to initiate the permitting process in the near term even though tailings capacity at Greens Creek is estimated to remain sufficient for the next 10 years.

•

At Casa Berardi, obtaining permits and modifications to the mine license area will be required to successfully develop the planned open pit extensions at the site and for long term management of tailings and waste rock generated through mining operations.

•

At San Sebastian, regulatory approvals and landowner consents are required to successfully develop the El Toro zone. In addition, the tailings capacity at the facility we are currently leasing is limited and should we extend the lease agreement an expansion to this facility will require regulatory approvals.

•

In Nevada, regulatory approvals are required to increase the rate of water use/discharge at Fire Creek as the mining area and rate increases, and we estimate the federal permitting process could take 1-2 years to successfully complete. Federal permits will also be required to expand ore haulage from Fire Creek to non-Klondex owned mill facilities. At Hollister, state approvals will be required for waste rock management from development of the Hatter Graben or other mine expansions. This permitting will require coordination with the Western Shoshone who have long-standing ties to this land area.

See “Certain of our mines and exploration properties are located on land that is or may become subject to traditional territory, title claims and/or claims of cultural significance by certain Indigenous tribes, and such claims and the attendant obligations of the federal government to those tribal communities and stakeholders may affect our current and future operations.” and “Legal challenges could prevent the Rock Creek or Montanore projects from ever being developed.”

We are often required to post surety bonds or cash collateral to secure our reclamation obligations and we may be unable to obtain the required surety bonds or may not have the resources to provide cash collateral, and the bonds or collateral may not fully cover the cost of reclamation and any such shortfall could have a material adverse impact on our financial condition. Further, when we use the services of a surety company to provide the required bond for reclamation, the surety companies often require us to post collateral with them, including in the form of letters of credit. Currently we utilize letters of credit issued under our revolving credit facility as the source of such collateral, and as a result, there are less funds available for us to borrow under the facility for other purposes. In the event that we are unable to obtain necessary bonds or to post sufficient collateral, we may experience a material adverse affect on our operations or financial results. See the risk factors below, “Our Senior Notes and the guarantees thereof are effectively subordinated to any of our and our guarantors’ secured indebtedness to the extent of the value of the collateral securing that indebtedness,” “Any downgrade in the credit ratings assigned to us or our debt securities could increase future borrowing costs, adversely affect the availability of new financing and may result in increased collateral requirements under our existing surety bond portfolio,” and ““Mine closure and reclamation regulations impose substantial costs on our operations, and include requirements that we provide financial assurance supporting those obligations. These costs could significantly increase.”

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

In addition, we have been and are currently involved in lawsuits or regulatory actions in which allegations have been made of our causing environmental damage, being responsible for environmental damage caused by others, violating environmental laws, or violating environmental permits, and we may be subject to similar lawsuits or actions in the future. Moreover, such environmental matters have involved both our current and historical operations as well as the historical operations of entities and properties we have acquired. See the risk factors below titled “Our operations are subject to complex, evolving and increasingly stringent environmental laws and regulations,” “Compliance with environmental regulations, and litigation based on such regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities,” and “Our environmental and asset retirement obligations may exceed the provisions we have made.”

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

Our operations, both in the United States and internationally, are subject to extensive environmental laws and regulations governing wastewater discharges; remediation, restoration and reclamation of environmental contamination; the generation, storage, treatment, transportation and disposal of hazardous substances; solid waste disposal; air emissions; protection of endangered and protected species and designation of critical habitats; mine closures and reclamation; and other related matters. In addition, we must obtain regulatory permits and approvals to start, continue and expand operations. New or revised environmental regulatory requirements are frequently proposed, many of which result in substantially increased costs for our business. See the risk factor above, “We are required to obtain governmental permits and other approvals in order to conduct mining operations” and the risk factor below, “Mine closure and reclamation regulations impose substantial costs on our operations, and include requirements that we provide financial assurance supporting those obligations. These costs could significantly increase.”

Our U.S. operations are subject to the Clean Water Act, which requires permits for certain discharges into waters of the United States. Such permitting has been a frequent subject of litigation and enforcement activity by environmental advocacy groups and the EPA, respectively, which has resulted in declines in such permits or extensive delays in receiving them, as well as the imposition of penalties for permit violations. In 2015, the regulatory definition of “waters of the United States” that are protected by the Clean Water Act was expanded by the EPA, thereby imposing significant additional restrictions on waterway discharges and land uses. However, in 2018, implementation of the relevant rule was suspended for two years, and in December 2019 a revised definition that narrows the 2015 version was implemented. Even with the recently narrowed rule, it is possible that in the future the definition could again be expanded, or states could take action to address a perceived fall-off in protection under the Clean Water Act, either of which could increase litigation involving water discharge permits, which may result in delays in, or in some instances preclude, the commencement or continuation of development or production operations. Enforcement actions by the EPA or other federal or state agencies could also result. Adverse outcomes in lawsuits challenging permits or failure to comply with applicable regulations or permits could result in the suspension, denial, or revocation of required permits, or the imposition of penalties, any of which could have a material adverse impact on our cash flows, results of operations, or financial condition. See Note 7 of Notes to Consolidated Financial Statements.

Some of the mining wastes from our U.S. mines currently are exempt to a limited extent from the extensive set of EPA regulations governing hazardous waste under the Resource Conservation and Recovery Act (“RCRA”). If the EPA were to repeal this exemption, and designate these mining wastes as hazardous under RCRA, we would be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste storage or disposal facilities. In addition, if any of these wastes or other substances we release or cause to be released into the environment cause or has caused contamination in or damage to the environment at a U.S. mining facility, that facility could be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). Under CERCLA, any present owner or operator of a Superfund site or the owner or operator at the time of contamination may be held jointly and severally liable regardless of fault and may be forced to undertake extensive remedial cleanup action or to pay for the cleanup efforts. The owner or operator also may be liable to federal, state and tribal governmental entities for the cost of damages to natural resources, which could be substantial. Additional regulations or requirements also are imposed on our tailings and waste disposal areas in Alaska under the federal Clean Water Act.

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

Some of our facilities are located in or near environmentally sensitive areas such as salmon fisheries, endangered species habitats, wilderness areas, national monuments and national forests, and we may incur additional costs to mitigate potential environmental harm in such areas.

In addition to evolving and expanding environmental regulations providing governmental authorities with the means to make claims against us, private parties have in the past and may in the future bring claims against us based upon damage to property and injury to persons resulting from the environmental, health and safety impacts of prior and current operations (including for exposure to or contamination by lead). Laws in the U.S. such as CERCLA and similar state laws may expose us to joint and several liability or claims for contribution made by the government (state or federal) or private parties. Moreover, exposure to these liabilities arises not only from our existing but also from closed operations, operations sold to third parties, or operations in which we had a leasehold, joint venture, or other interest. Because liability under CERCLA is often alleged on a joint and several basis against any property owner or operator or arranger for the transport of hazardous waste, and because we have been in operation since 1891, our exposure to environmental claims may be greater because of the bankruptcy or dissolution of other mining companies which may have engaged in more significant activities at a mining site than we but which are no longer available for governmental agencies or other claimants to make claims against or obtain judgments from. Similarly, there is also the potential for claims against us based on agreements entered into by certain affiliates and predecessor companies relating to the transfer of businesses or properties, which contained indemnification provisions relating to environmental matters. In each of the types of cases described in this paragraph, the government (federal or state) or private parties could seek to hold Hecla Limited or Hecla Mining Company liable for the actions of their subsidiaries or predecessors.

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

Mine closure and reclamation regulations impose substantial costs on our operations and include requirements that we provide financial assurance supporting those obligations. These costs could significantly increase and we might not be able to provide financial assurance.

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

The EPA and other state, provincial or federal agencies may also require financial assurance for investigation and remediation actions that are required under settlements of enforcement actions under CERCLA or equivalent state regulations. Currently there are no financial assurance requirements for active mining operations under CERCLA, and a lawsuit filed by several environmental organizations which sought to require the EPA to adopt financial assurance rules for mining companies with active mining operations was dismissed by a federal court. In the future, financial assurance rules under CERCLA, if adopted, could be financially material and adverse to us. See the risk factors above, “We are required to obtain governmental permits and other approvals in order to conduct mining operations” and “Our operations are subject to complex, evolving and increasingly stringent environmental laws and regulations. Compliance with environmental regulations, and litigation based on such regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities.”

 Our environmental and asset retirement obligations may exceed the provisions we have made.

We are subject to significant environmental obligations.  At December 31, 2019, we had accrued $108.4 million as a provision for environmental and asset retirement obligations. We cannot assure you that we have accurately estimated these obligations, and in the future our accrual could materially change. Our environmental and asset retirement obligations could have a material adverse impact on our cash flows, results of operations, or financial condition. For information on our potential environmental liabilities and asset retirement obligations, see Note 4 and Note 7 of Notes to Consolidated Financial Statements.

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

The proposed development of our Rock Creek project has been challenged by several regional and national conservation groups at various times since the U.S. Forest Service (“USFS”) issued its initial Record of Decision (“ROD”) in 2003 approving Revett Mining Company’s plan of operation (Revett is now our wholly-owned subsidiary, named Hecla Montana, Inc.). Some of these challenges have alleged violations of a variety of federal and state laws and regulations pertaining to water rights and permitting activities at Rock Creek, including the Endangered Species Act, the National Environmental Policy Act (“NEPA”), the 1872 Mining Law, the Federal Land Policy Management Act, the Wilderness Act, the National Forest Management Act, the Clean Water Act, the Clean Air Act, the Forest Service Organic Act of 1897, and the Administrative Procedure Act. As a result of litigation challenging the ROD, in May 2010, the USFS was directed by the Montana Federal District Court to produce a Supplemental Environmental Impact Statement (“SEIS”) to address NEPA procedural deficiencies that were identified by the court.  The new SEIS was prepared and in August 2018, a new final ROD was issued. In early 2019, a group of environmental groups and other organizations filed a lawsuit challenging the ROD.   We cannot predict how any future challenges will be resolved or if they will continue to delay the planned development at Rock Creek. Even if the ROD is successfully defended, we would still be required to comply with a number of requirements and conditions as Rock Creek development progresses, failing which could make us unable to continue with development activities.

A joint final Environmental Impact Statement with respect to our Montanore project was issued in December 2015 by the USFS and Montana Department of Environmental Quality("DEQ"), and each agency issued a ROD in February 2016 providing approval for development of the Montanore project. However, private conservation groups have taken and may in the future take actions to oppose or delay the Montanore project. On May 30, 2017, the Montana Federal District Court issued Opinions and Orders in three lawsuits challenging previously granted environmental approvals for the Montanore project. The Orders overturned the approvals for the project granted by the USFS and the United States Fish and Wildlife Service, and in each case remanded the ROD and associated planning documents for further review by the agencies consistent with the Court’s Opinions. In June 2017, the Court vacated the agencies’ approvals for the project. As a result, additional work must be performed by the agencies to address the deficiencies in the ROD and associated planning documents identified by the Court, and new approvals must be granted, before the project may proceed beyond certain preliminary actions. In addition, the validity of Montanore’s water discharge permit under Montana law is pending before the Montana Supreme Court after it was vacated by a state court in July 2019. In the meantime, the site is operating under the previously issued permit as authorized by law.

In March 2018, each of Hecla Mining Company and our CEO was notified by the DEQ of alleged violations of Montana’s mine reclamation statutes and related regulations due to our CEO having been an officer of a mining company that declared bankruptcy in 1998, together with the fact that subsequently, proceeds from that company’s sureties were insufficient to fully fund reclamation at that company’s mine sites in Montana. To date, no action has been taken to revoke or deny any permits held by our subsidiaries, however, those subsidiaries have commenced litigation challenging the DEQ’s assertion. The DEQ in turn has initiated litigation against Hecla Mining Company and our CEO in an effort to halt the development of the Montanore and Rock Creek projects. It is possible that the litigation may be resolved unfavorably, which could have the effect of delaying, increasing the costs of, or preventing exploration and development efforts at the two projects.

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

Shares of our common and outstanding preferred stock are listed on the New York Stock Exchange (“NYSE”). The market price for our stock has been volatile, often based on:

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

•	market prices of our publicly traded debt;

•	political and regulatory risk;

•	the success of our exploration, pre-development, and capital programs;

•	ability to meet production estimates;

•	environmental, safety and legal risk;

•	the extent and nature of analytical coverage concerning our business; and

•	the trading volume and general market interest in our securities.

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

From the fourth quarter of 2011 through and including the fourth quarter of 2019, our board of directors has declared a common stock dividend under the policy described above (although in some cases only a minimum dividend was declared and none relating to the average realized price of silver due to the prices not meeting the policy threshold). The declaration and payment of common stock dividends, whether pursuant to the policy or in addition thereto, is at the sole discretion of our board of directors, and we cannot assure you that we will continue to declare and pay common stock dividends in the future. In addition, the indenture governing our Senior Notes limits our ability to pay dividends.

 Our existing stockholders are effectively subordinated to the holders of our Senior Notes.

In the event of our liquidation or dissolution, stockholders’ entitlement to share ratably in any distribution of our assets would be subordinated to the holders of our Senior Notes. Any rights that a stockholder may have in the event of bankruptcy, liquidation or a reorganization of us or any of our subsidiaries, and any consequent rights of stockholders to realize on the proceeds from the sale of any of our or our subsidiaries’ assets, will be effectively subordinated to the claims of the holders of our Senior Notes.

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

 If we cannot meet the NYSE’s continued listing requirements, the NYSE may delist our common stock.

Our common stock is currently listed on the NYSE. In the future, if we are not able to meet the continued listing requirements of the NYSE, which require, among other things, that the average closing price of our common stock be above $1.00 over 30 consecutive trading days, our common stock may be delisted. Our closing stock price on February 6, 2020 was $3.43.

If we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing in the future.  In addition, delisting from the NYSE might negatively impact our reputation and, consequently, our business.

Any downgrade in the credit ratings assigned to us or our debt securities could increase future borrowing costs, adversely affect the availability of new financing and may result in increased collateral requirements under our existing surety bond portfolio.

As of February 6, 2020, our Senior Notes were rated "B-" with a negative outlook by Standard & Poor’s and "Caa1" with a stable outlook by Moody’s Investors Service. We cannot assure you that any rating currently assigned by Standard & Poor’s or Moody’s to us or our debt securities (including the Senior Notes) will remain unchanged for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. If we are unable to maintain our outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should our business prospects or financial results deteriorate, including as a result of declines in silver and gold prices or other factors beyond our control, our ratings could be downgraded by the rating agencies. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading would likely adversely impact us, including our ability to obtain financing on favorable terms, if at all, increase borrowing costs, result in increased collateral requirements under our surety bond portfolio, and have an adverse effect on the market price of our securities, including our Senior Notes.

Our Senior Notes and the guarantees thereof are effectively subordinated to any of our and our guarantors’ secured indebtedness to the extent of the value of the collateral securing that indebtedness.

Our Senior Notes and the guarantees thereof are not secured by any of our assets or the assets of our subsidiaries. The indenture governing the Senior Notes permits us to incur secured debt up to specified limits. As a result, the Senior Notes and the guarantees thereof are effectively subordinated to our and our subsidiary guarantors’ future secured indebtedness with respect to the collateral that secures such indebtedness, including any borrowings under our revolving credit facility. Upon a default in payment on, or the acceleration of, any of our secured indebtedness, or in the event of a bankruptcy, insolvency, liquidation, dissolution, reorganization or other insolvency proceeding involving us or such guarantor, the proceeds from the sale of collateral securing any secured indebtedness will be available to pay obligations on the Senior Notes only after such secured indebtedness has been paid in full. As a result, the holders of the Senior Notes may receive less, ratably, than the holders of secured debt in the event of a bankruptcy, insolvency, liquidation, dissolution, reorganization or other insolvency proceeding involving us or such guarantor.

Any draw-downs on our $250 million revolving credit facility would be secured debt. We did not have a balance drawn on the revolving credit facility as of December 31, 2019, but utilized $33.6 million of the facility with letters of credit. See the risk factor above “We are required to obtain governmental permits and other approvals in order to conduct mining operations” for more information.

The terms of our debt impose restrictions on our operations.

The indenture governing our Senior Notes includes several significant covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs. These covenants, among other things:

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

In addition, our revolving credit facility requires us to comply with various covenants, including certain financial ratios, that restrict management’s discretion to operate our business in certain circumstances. For example, these restrictions include limitations that could affect our ability to incur additional indebtedness, place liens or mortgages on our assets, sell assets or release collateral. These restrictions could make it more difficult for us to obtain additional financing or take advantage of business opportunities. Furthermore, a breach of any of these covenants could result in an event of default under the agreement governing our revolving credit facility that, if not cured or waived, could give the holders of the defaulted debt the right to terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately. Acceleration of any of our debt could result in cross-defaults under our other debt instruments, including the indenture governing our Senior Notes, as well as certain forward sales contracts which may be outstanding from time to time. Our assets and cash flow may be insufficient to repay borrowings fully under all of our outstanding debt instruments if any of our debt instruments are accelerated upon an event of default, which could force us into bankruptcy or liquidation. In such an event, we may be unable to repay our debt obligations. In addition, in some instances, this would create an event of default under the indenture governing our Senior Notes.

Our Senior Notes are structurally subordinated to all liabilities of our non-guarantor subsidiaries.

The Senior Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries that are not guaranteeing the Senior Notes, which include certain of our non-domestic subsidiaries and certain other subsidiaries. These non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the Senior Notes, or to make any funds available therefor, whether by dividends, loans, distributions or other payments. Any right that we or the guarantors have to receive any assets of any of the non-guarantor subsidiaries upon the liquidation or reorganization of those subsidiaries, and the consequent rights of holders of the Senior Notes to realize proceeds from the sale of any of those subsidiaries’ assets, will be effectively subordinated to the claims of those subsidiaries’ creditors, including trade creditors and holders of preferred equity interests of those subsidiaries. Accordingly, in the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, these non-guarantor subsidiaries will pay the holders of their debts, holders of preferred equity interests and their trade creditors before they will be able to distribute any of their assets to us or any guarantor. Unless they are guarantors of the Senior Notes or our other indebtedness, our subsidiaries do not have any obligation to pay amounts due on the Senior Notes or our other indebtedness or to make funds available for that purpose.

For the year ended December 31, 2019, our non-guarantor subsidiaries represented 8% of our sales of metals and 7% of our operating expenses. As of December 31, 2019, our non-guarantor subsidiaries represented 5% of our total assets and 2% of our total liabilities, including trade payables, deferred tax liabilities and royalty obligations.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Assuming all revolving loans currently available to us were fully drawn, each one percentage point change in interest rates would result in a $1.2 million change in annual cash interest expense on our credit facility.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

OPERATING PROPERTIES

The Greens Creek Unit

Various of our subsidiaries collectively own 100% of the Greens Creek mine, located on Admiralty Island near Juneau in southeast Alaska. Admiralty Island is accessed by boat, float plane, or helicopter. On the island, the mine site and various surface facilities are accessed by 13 miles of all-weather gravel roads. The Greens Creek mine has been in production since 1989, with a temporary care and maintenance period from April 1993 through July 1996.  Since the start of production, Greens Creek has been owned and operated through various joint venture arrangements.  For approximately 15 years prior to April 16, 2008, our wholly-owned subsidiary, Hecla Alaska LLC, owned an undivided 29.7% joint venture interest in the assets of Greens Creek.  On April 16, 2008, we completed the acquisition of all of the equity of two Rio Tinto subsidiaries holding a combined 70.3% joint venture interest in the Greens Creek mine, and which previously operated the mine, for approximately $758.5 million.  The acquisition of these two joint venture participants gave us control of 100% of the joint venture that owns and operates the Greens Creek mine.

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

Pursuant to a 1996 land exchange agreement, the joint venture owning Greens Creek transferred private property equal to a value of $1.0 million to the USFS and received exploration and mining rights to approximately 7,300 acres of land with mining potential surrounding the existing mine. Any production from new ore discoveries on the exchanged lands will be subject to a federal royalty included in the land exchange agreement. The royalty is only due on any production from reserves that are not part of Greens Creek’s extralateral rights. Thus far, there has been no production triggering payment of the royalty. The royalty is 3% if the average value of the ore during a year is greater than approximately $161 per ton at December 31, 2019.

Greens Creek is an underground mine accessed by a ramp from surface which produces approximately 2,300 tons of ore per day. The primary mining methods are cut and fill and longhole stoping. The Greens Creek ore processing facility includes a SAG/ball mill grinding circuit to grind the run of mine ore to liberate the minerals and produce a slurry suitable for differential flotation of mineral concentrates.  A gravity circuit recovers free gold that exists as electrum, a gold/silver alloy in the ore.  Gravity concentrates are produced from this circuit prior to flotation.  Three flotation concentrates are produced: a lead concentrate which contains most of the silver recovered; a zinc concentrate which is low in precious metals content; and a zinc-rich bulk concentrate that contains gold, silver, zinc, and lead and must be marketed to a smelter utilizing an Imperial Smelting Furnace (ISF) which can simultaneously produce both zinc and lead.  Doré is produced from the gravity concentrate by a third-party processor and further refined and sold to precious metal traders. The concentrate products are sold to a number of smelters and traders worldwide.  See Note 11 of Notes to Consolidated Financial Statements for information on the significant customers for Greens Creek’s products. Concentrates are shipped from the Hawk Inlet marine terminal about nine miles from the mill.

In 2019, ore was processed at an average rate of approximately 2,318 tons per day and total mill recovery was approximately 80% for silver, 90% for zinc, 82% for lead and 69% for gold.  The processing facility was originally constructed in 1988, with the first production commencing in 1989. Various modifications and upgrades have been made since that time.  Changes to the flotation circuit have included:  installation of regrind mills in 1992; mill recommissioning in 1996; expansion of concentrate cleaning equipment in 2000 and 2001; addition of a swing cell option in 2004, allowing for a reduction in bulk concentrate production; addition of an on-stream analyzer in 2006; expansion of lead rougher equipment in 2007; retrofit of two column sparge systems in 2010 and 2011; replacement of the carbon flotation columns complete with sparger upgrades in 2012 and 2013; installation of a replacement on-stream analyzer with an additional multiplexer in 2013 and 2014; and replacement of the sulfuric acid system with a carbon dioxide system for pH control in 2015.  Significant changes to the grinding circuit since original construction have included a new motor, two stage screening, and various internal lining modifications for the SAG mill, and replacement of the primary cyclones and the addition of a trommel magnet in the ball mill. In 2017, the swing cells were replaced with Woodgrove staged flotation reactor cells.

Electricity for the Greens Creek unit is provided through the purchase of surplus hydroelectric power from Alaska Electric Light and Power Company (“AEL&P”), to the extent it is available after the power needs of Juneau and the surrounding area are met. When weather conditions are not favorable to maintain lake water levels sufficient for all of the power needs at Greens Creek to be met by available hydroelectric power, the mine relies on power provided by on-site diesel generators, which can supply the full electrical load of the operation.

The employees at Greens Creek are employees of Hecla Greens Creek Mining Company, our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 443 employees at the Greens Creek unit at December 31, 2019.

Definition drilling in 2019 focused on upgrading mineralized material at the 200 South, Northwest West, Southwest, East Ore, and 9A zones. After applying economic analysis to these drilling results, we believe this mineralized material will likely be converted into reserves in the future, primarily in the East Ore, 9A, 200 South, and Northwest West zones. Ore tonnage as well as silver and gold ounces and tons of zinc and lead in the reserve experienced a notable increase in 2019 resulting primarily from high-grade definition and exploration drilling results, new density measurements, new resource modeling techniques, and various design changes made to reduce dilution. Underground exploration activities at Greens Creek in 2019 continued to define new mineralization along trend of the 200 South Zone, extending the upper zone 350 feet to the south and the lower zone 800 feet to the south.

Planned activities to potentially add reserves in 2020 include additional drilling of the East Ore, West, 9A, Upper Plate, Southwest, Northwest West, 200 South and 5250 zones. Exploration targets in 2020 are expected to include the 200 South, Northwest West and the Deep Southwest zones. Development is planned in 2020 for a major new exploration drift which we believe will enable definition of targets in the deepest areas of the 200 South Zone.

As of December 31, 2019, we have recorded a $44.7 million asset retirement obligation for reclamation and closure costs. We maintained an $88.1 million reclamation and long-term water treatment bond for Greens Creek as of December 31, 2019.  The net book value of the Greens Creek unit property and its associated plant, equipment and mineral interests was approximately $593.1 million as of December 31, 2019.

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

	Years Ended December 31,
Production	2019	2018	2017
Ore milled (tons)	846,076	845,398	839,589
Silver (ounces)	9,890,125	7,953,003	8,351,882
Gold (ounces)	56,625	51,493	50,854
Zinc (tons)	56,805	55,350	52,547
Lead (tons)	20,112	18,960	17,996

Cost of sales and other direct production costs and depreciation, depletion and amortization	$211,719	$190,066	$201,803
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$1.97	$(1.13)	$0.71
AISC, After By-Product Credits, per Silver Ounce (1)	$5.99	$5.58	$5.76

Proven Ore Reserves(2,3,4,5,6,7)
Total tons	7,200	6,200	7,200
Silver (ounces per ton)	14.8	13.8	12.2
Gold (ounces per ton)	0.08	0.10	0.09
Zinc (percent)	5.4	7.0	6.1
Lead (percent)	2.6	2.8	2.4
Contained silver (ounces)	106,200	85,800	88,600
Contained gold (ounces)	600	600	600
Contained zinc (tons)	390	440	440
Contained lead (tons)	180	180	170

Probable Ore Reserves(2,3,4,5,6,7)
Total tons	10,713,400	9,269,500	7,542,500
Silver (ounces per ton)	12.2	11.5	11.9
Gold (ounces per ton)	0.09	0.09	0.10
Zinc (percent)	7.3	7.6	8.1
Lead (percent)	2.8	2.8	3.0
Contained silver (ounces)	130,791,300	106,972,000	90,130,300
Contained gold (ounces)	931,600	839,500	724,800
Contained zinc (tons)	778,020	706,040	614,390
Contained lead (tons)	305,010	262,760	224,880

Total Proven and Probable Ore Reserves(2,3,4,5,6,7)
Total tons	10,720,600	9,275,700	7,549,700
Silver (ounces per ton)	12.2	11.5	11.9
Gold (ounces per ton)	0.09	0.09	0.10
Zinc (percent)	7.3	7.6	8.1
Lead (percent)	2.8	2.8	3.0
Contained silver (ounces)	130,897,500	107,057,800	90,218,900
Contained gold (ounces)	932,200	840,100	725,400
Contained zinc (tons)	778,410	706,480	614,830
Contained lead (tons)	305,190	262,940	225,050

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

	December 31,
	2019	2018	2017
Silver (per ounce)	$14.50	$14.50	$14.50
Gold (per ounce)	$1,300	$1,200	$1,200
Lead (per pound)	$0.90	$0.90	$0.90
Zinc (per pound)	$1.15	$1.15	$1.05

(4)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2019 reserve model assumes average total mill recoveries of 80% for silver, 68% for gold, 90% for zinc and 82% for lead.

(5)

The increase in reserves in 2019 versus 2018 was due to data from new drill holes, new density measurements, new resource modeling techniques and various design changes made to reduce dilution, partially offset by continued depletion of the deposit through production. The increase in reserves in 2018 versus 2017 was due to compilation and review of historical data and addition of remnant reserve areas, new reserve areas and zone extensions based on data from new drill holes, partially offset by continued depletion of the deposit through production.

(6)

Probable reserves at the Greens Creek unit are based on average drill spacing of 50 to 100 feet. Proven reserves typically require that mining samples are partly the basis of the ore grade estimates used, while probable reserve grade estimates can be based entirely on drilling results.  The proven reserves reported for Greens Creek for 2019 represent stockpiled ore.

(7)

Greens Creek reserve estimates were prepared by Paul Jensen, Chief Geologist, Alex Winant, Resource Geologist and Kyle Mehalek, Chief Mine Engineer, at the Greens Creek unit and reviewed by Keith Blair, Chief Geologist, and Kurt Allen, Director of Exploration, at Hecla Limited.

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

The second ore-bearing structure, known as the Lucky Friday Expansion Area, or Gold Hunter, has been mined since 1997 pursuant to an operating agreement with Silver Hunter Mining Company (“Silver Hunter”), our wholly owned subsidiary.  During 1991, we discovered several mineralized structures containing high-grade silver ores in an area known as the Gold Hunter property, approximately 5,000 feet northwest of the then existing Lucky Friday workings. This discovery led to the development of the Gold Hunter property on the 4900 level. At approximately 4,900 feet below surface, the Gold Hunter Veins are hosted in a 200-foot thick siliceous lens within the Wallace Formation that transitions to the St. Regis Formation below 5,900 feet. We are currently mining at approximately 6,300 feet below surface. The veins are sub-parallel and are numbered consecutively from the hanging-wall of the favorable horizon to the footwall. The strike of the vein system is west-northwest with a dip of 85 degrees to the south. The strike length of the mineralized package is approximately 2,150 feet. The 30 Vein, which contains higher silver grades, represents approximately 65% of our current proven and probable ore reserve tonnages, while the remaining 35% of our reserves are contained in various intermediate veins having lower silver grades than 30 Vein. The width of 30 Vein ranges from approximately 0.5 feet to 15.4 feet, with an average width of approximately 7.4 feet. While the veins share many characteristics with the Lucky Friday Vein, the Gold Hunter area possesses some mineralogical and rock mechanics differences that make it more favorable to mine at this time. On November 6, 2008, we, through Silver Hunter, completed the acquisition of substantially all the assets of Independence Lead Mines Company, which held an interest in the Gold Hunter property. The acquisition included all future interests or royalty obligations to Independence and the mining claims pertaining to the operating agreement with Hecla Limited that was assigned to Silver Hunter.

The principal mining method at the Lucky Friday unit is ramp access, underhand cut and fill. This method utilizes rubber-tired equipment to access the veins through ramps developed outside of the ore body. Once a cut is taken along the strike of the vein, it is backfilled with cemented tailings and the next cut is accessed below from the ramp system.

In 2017, we began work with a third-party equipment manufacturer to develop a remote vein miner ("RVM"), a disc-cutting, continuous-mining machine that we believe could be used for both ramp development and ore mining without use of drill and blast methods.  We conducted engineering of the machine and ordered long-lead components for the first RVM in late 2017, and manufacturing and engineering work continued on the machine in 2018 and 2019, with fabrication completed in 2019. Testing and modification of the RVM at the manufacturer's facilities is ongoing, and delivery to Lucky Friday is expected in 2020.

As discussed further below, the unionized employees at Lucky Friday were on strike from mid-March 2017 until early January 2020, resulting in limited production during that time. The mill has operated intermittently during the strike period, and total mill recovery was approximately 94% for silver, 91% for lead and 85% for zinc during 2019. Ore at the Lucky Friday is processed using a conventional lead/zinc flotation flowsheet, with process control guided by a real-time, on-line analyzer.  Run of mine ore is crushed in a conventional three stage crushing plant consisting of a primary jaw crusher, and a secondary crushing circuit, and tertiary cone crushing stage.  Crushed ore is ground in a ball mill, and the ground slurry reports to the lead flotation circuit.  The lead circuit tailings report to the zinc flotation circuit.  Lead and zinc concentrates are thickened and filtered, and final concentrate products are shipped to smelters for final processing.  The original flotation mill was constructed in 1960 and had a capacity of 750 tons per day. Various modifications and upgrades have been made since that time, including: installation of a 1,000 ton coarse ore bin and replacement of the ball mill in 1984 to increase processing capacity to 1,000 tons per day; replacement of the double-deck crushing screen with a triple-deck screen, installation of a tertiary cone crushing stage, lead concentrate flash flotation equipment, four ball mill cyclones, a mill feed sampler, and lead concentrate column cleaners and thickeners in 2005; addition of dust collection equipment in the crushing plant in 2006; installation of zinc concentrate flash flotation, conditioning, and column cleaner equipment, and an on-stream analyzer in 2007; construction of two new water treatment plants in 2008, with ongoing enhancements to those facilities since that time; addition of a discharge event pond in 2009; sand cyclone and reagent equipment in 2011; a disc filter added at Water Treatment Plant 04-3 in 2016; and various other mill refurbishments. Current processing capacity of the Lucky Friday facility is approximately 1,000 tons per day. All lead and zinc concentrate sales during 2019 were shipped to Teck Resources Limited's smelter in Trail, British Columbia, Canada.

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

During 2014, Lucky Friday continued implementation of an Environmental Management System and completed installation of remote stream gauging stations. These stations assist in performing daily monitoring activities in nearby receiving waters as required by our effluent discharge permit. Additionally, we have completed reclamation activities on the 36 acre MTIS 4 borrow site and have achieved final stabilization of the disturbed area.  In 2015, closure plans and costs were updated and developed for MTIS 3 and 4.  The closure cost for MTIS 3 is based on the closure design and cost estimate developed by a third-party firm in conjunction with cost estimates prepared by Lucky Friday personnel to complete necessary associated work to facilitate the closure of the impoundment. The closure cost for MTIS 4 is based on the most recent closure cap design and was prepared for us by a consultant. At December 31, 2019, an asset retirement obligation of approximately $10.5 million had been recorded for closure of MTIS 3 and 4, reclamation and closure of the mine and mill upon the end of the known mine life based on the current plan, and ongoing monitoring and maintenance.

The net book value of the Lucky Friday unit property and its associated plant, equipment and mineral interests was approximately $437.7 million as of December 31, 2019. The age of the facilities at Lucky Friday ranges from the 1950s to 2019.

At December 31, 2019, there were 271 employees at Lucky Friday. The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union is the bargaining agent for Lucky Friday’s 199 hourly employees, and 188 of the hourly employees were on strike as of December 31, 2019. Upon expiration of the prior collective bargaining agreement and after voting against our new contract offer at the time, the unionized employees went on strike on March 13, 2017. They remained on strike until January 7, 2020, when the union ratified a new collective bargaining agreement. The current labor agreement expires on January 6, 2023. Production at Lucky Friday was suspended from the start of the strike until limited production by salaried personnel commenced in July 2017. We expect re-staffing of the mine, which has commenced, to be completed in stages, with a return to full production by the end of 2020.

Avista Corporation supplies electrical power to the Lucky Friday unit.

There was no exploration or definition drilling during 2018 and 2019 due to the strike. In 2020, definition drilling is expected to resume near the 6350-52 Ramp West, 6500 East Lateral, and 6500 Far East to test the 30 Vein and a portion of the 30 Vein offset by the Silver Fault. Drilling is also expected to refine the intermediate vein package at the 6500 level and upgrade 30 Vein resources on the eastern end of the deposit. These adjacent veins are roughly defined as intermediate veins which have become an increasingly significant component, approximately 23%, of the mine’s production mix within the current life of mine plan. Exploration may resume on the far-east end of the Lucky Friday Extension deposit. The goal of this exploration drilling is to define vein extensions for the 30 Vein and intermediate veins.

Based on current estimates of reserves and mineralized material, the currently expected mine life at Lucky Friday is approximately 18 years. Information with respect to the Lucky Friday unit’s production, Cost of sales and other direct production costs and depreciation, depletion and amortization, average Cash Cost, After By-product Credits, Per Silver Ounce, AISC, After By-product Credits, Per Silver Ounce, and proven and probable ore reserves for the past three years is set forth in the table below.

	Years Ended December 31,
Production	2019	2018	2017
Ore milled (tons)	57,091	17,309	70,718
Silver (ounces)	632,944	169,041	838,658
Lead (tons)	4,098	1,131	4,737
Zinc (tons)	2,052	673	2,560

Cost of sales and other direct production costs and depreciation, depletion and amortization	$16,621	$9,750	$15,107
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$—	$—	$5.81
AISC, After By-product Credits, Per Silver Ounce (1)	$—	$—	$12.48

Proven Ore Reserves(2,3,4,5,6)
Total tons	4,184,700	4,230,200	4,245,800
Silver (ounces per ton)	15.4	15.4	15.4
Lead (percent)	9.6	9.6	9.6
Zinc (percent)	4.1	4.1	4.1
Contained silver (ounces)	64,505,700	65,234,100	65,448,400
Contained lead (tons)	401,020	406,080	407,520
Contained zinc (tons)	172,880	174,630	175,400

Probable Ore Reserves(2,3,4,5,6)
Total tons	1,386,300	1,386,600	1,386,600
Silver (ounces per ton)	11.4	11.4	11.4
Lead (percent)	7.6	7.6	7.6
Zinc (percent)	3.7	3.7	3.7
Contained silver (ounces)	15,815,400	15,815,300	15,815,300
Contained lead (tons)	104,720	104,720	104,720
Contained zinc (tons)	50,640	50,640	50,640

Total Proven and Probable Ore Reserves(2,3,4,5,6)
Total tons	5,571,000	5,616,800	5,632,400
Silver (ounces per ton)	14.4	14.4	14.4
Lead (percent)	9.1	9.1	9.1
Zinc (percent)	4.0	4.0	4.0
Contained silver (ounces)	80,321,100	81,049,400	81,263,700
Contained lead (tons)	505,740	510,800	512,240
Contained zinc (tons)	223,520	225,270	226,040

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

	December 31,
	2019	2018	2017
Silver (per ounce)	$14.50	$14.50	$14.50
Lead (per pound)	$0.90	$0.90	$0.90
Zinc (per pound)	$1.15	$1.15	$1.05

(4)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2019 reserve model assumes average total mill recoveries of 96% for silver, 96% for lead and 94% for zinc.

(5)

The change in reserves in 2019 from 2018 was because of depletion of the deposit through production. The change in reserves in 2018 versus 2017 was because of depletion of the deposit through production.

(6)

Lucky Friday reserve estimates were prepared by Ben Chambers, Mine Geologist and Wes Johnson, Technical Services Manager, at the Lucky Friday unit. The estimates were reviewed by Joshua Pritts, Resource Geologist, and Keith Blair, Chief Geologist, and Kurt Allen, Director of Exploration, at Hecla Limited.

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

Under the Quebec Mining Act, claims are required to be renewed every two years. Statutorily prescribed minimum work commitments apply to all claims and leases. As of December 31, 2019, the claims and leases comprising part of the Casa Berardi mine have excess work credits of CAD$12.5 million. Claims and leases for our other projects in Quebec have excess work credits of CAD$28.2 million as of December 31, 2019.

The operation consists of an underground mine and the East Mine Crown Pillar open pit mine. The underground mine has two shafts; the West Mine shaft reaching a vertical depth of 1096 meters, and the unused East Mine shaft located 4.3 kilometers to the east, and going down to a vertical depth of 379 meters. A system of declines and drifts connecting both shafts provide access and underground services to ore zones. The surface infrastructures include a cyanidation processing mill (carbon-in-leach), tailings impoundment areas, and other facilities and infrastructures. Power supply to the site is provided by a 55 kilometer, 120kV power line from the Hydro-Québec transformation station located in the town of Normétal. The map below illustrates the location and access to Casa Berardi:

Prior to Aurizon’s ownership, the Casa Berardi underground mine operated from 1988 to 1997, producing approximately 3.9 million tons of ore at an average gold grade of 0.2 ounces per ton from two sites, the West Mine and the East Mine. Aurizon’s operations from 2006 to 2012 produced approximately 4.5 million tons of ore at an average gold grade of 0.3 ounces per ton. A total of 1,625,500 ounces of gold were recovered by the previous operators prior to 2013. The mineral deposits cover a strike length of more than 5 kilometers.

The Casa Berardi mine is located in the northern part of the Abitibi sub-province, a subdivision of the Superior province, within the Canadian Shield. The Casa Berardi area belongs to the Harricana-Turgeon Belt, which is a part of the North Volcanic Zone. The regional geology is characterized by a mixed assemblage of mafic volcanics, flysch-type sedimentary iron formations, and graphitic mudrocks that are limited by a large granodioritic to granitic batholith. Structurally, the area is enclosed in the Casa Berardi Tectonic Zone, a 15-kilometer wide corridor that can be traced over 200 kilometers. A network of east-west to east-southeast and west-northwest ductile high strain zones mainly follows the lithological contacts.

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

Current reserves at the Casa Berardi mine comprise eight zones at the West Mine, spread over a moderate horizontal distance from each other and located at different mine elevations, plus open pit and underground areas at the East Mine.  The 113, Lower Inter, 118, 121, 123, 124 (Principal underground and open pit), 134, and the West Mine Crown Pillar ("WMCP") open pit zones in the West Mine, and the 148 Zone (open pit and underground) and the 160 open pit in the East Mine comprise the bulk of the reserve tonnage. The zones are of varying thickness, ranging from over 50 meters to less than three meters, which is the minimum mining width. Most of the hanging walls are sub-vertical (55º to 85º) and exhibit similar wall characteristics with the exception of the Lower Inter Zone, which in a number of places has relatively shallow hanging wall configurations (less than 45º).

The underground mine at Casa Berardi is a trackless mine accessed by declines and a shaft, which produces approximately 2,300 tons of ore per day. The mining methods are longhole transversal stoping in 10 meters or more mineralization width with good access from nearby development, and longitudinal retreat stoping in narrower ore bodies or long distances from development infrastructure. Longitudinal methods have the advantage of lower waste development requirements; however, there is much less flexibility in sequencing and in access, should ground instabilities occur. Timely supply of both cemented and unconsolidated backfill plays a crucial role in controlling dilution and maintaining a short stoping cycle. We believe this mining method satisfies all of the geotechnical requirements and constraints and, as a non-entry mining method, has proven to be safe and reliable in similar operations. The mineralized zones put in reserves are of varying thickness, ranging from a few tenths of meters to 3 meters, which is the minimum mining width. Most of the hanging walls are sub-vertical (55° to 85°), with typically the graphitic Casa Berardi fault at the footwall. Production from the underground mine areas is currently planned to continue for approximately 4.5 years, with the amount of material to be moved every six months to average between 270,000 and 410,000 tons, with variable quantities of waste.

In early 2016, we made the decision to construct the East Mine Crown Pillar ("EMCP") open pit, which is just west of the East Mine infrastructure. Stripping and development of the EMCP pit is planned to take place over five stages. The first stage was completed in the first half of 2016, and processing of ore from the EMCP pit began in July 2016. Stripping and development have been ongoing, and the pit is being expanded to the west and is currently in the final stage of development. The EMCP pit, including the extension area, uses conventional open pit mining methods, and is expected to run for an additional approximately 3 years of production. The average amount of material to be moved every six months is anticipated to be approximately 330,000 tons of ore, with variable quantities of waste.

With the addition of new information, including from new pits, evaluation of the schedule for mining the other pits is ongoing. The current plan is as follows:

•

The 160 Zone open pit, as currently designed, would be mined using conventional open pit mining methods. The 160 Zone open pit is expected to commence production after the EMCP pit is depleted and to run for approximately 3.5 years of production. The average amount of material to be moved every six months is expected to approximate 320,000 to 475,000 tons of ore, with variable quantities of waste.

•

The Principal Zone open pit, as currently designed, would be mined using conventional open pit mining methods. The Principal Zone open pit is expected to commence production after the 160 Zone pit is depleted and to run for approximately 4.5 years of production. The average amount of material to be moved every six months is expected to approximate 700,000 tons of ore, with variable quantities of waste.

•

The WMCP pit, as currently designed, would be mined using conventional open pit mining methods. The WMCP pit is expected to commence after depletion of the Principal Zone pit and to run for approximately 7 full year of production. The average amount of material to be moved every six months is expected to approximate 700,000 tons of ore, with variable quantities of waste.

•

The 134 Zone open pit, as currently designed, would be mined using conventional open pit mining methods. The 134 Zone open pit is expected to commence production prior to depletion of the WMCP pit and to run for approximately 1 full year of production. The average amount of material to be moved every six months is expected to approximate 120,000 to 130,000 tons of ore, with variable quantities of waste.

The gold recovery process is based on carbon-in-leach ("CIL") technology where gold is dissolved in a cyanide solution, and precipitated on activated carbon grains put in suspension. The product is doré bars poured in the mill’s refinery. Construction of the processing facility, consisting of a 3,600-ton crushing, ore processing, and tailings facility, was completed in 1988 by Inco Gold and Golden Knight Resources Inc., and ore processing began in September 1989. During the next 9 years the mill processed 3.9 million tons at an average grade of 0.2 ounces per ton.  Production at Casa Berardi was suspended in 1997 and the mill was put on care and maintenance until 2005, when major rehabilitation work was initiated by Aurizon.  Beginning in the third quarter of 2005, upgrades including refurbishing of the crushing, grinding circuits, conveyors, and leach circuits, the addition of gravity circuits, and construction of an assay laboratory were performed, resulting in an increase of mill capacity.  The mill facility was commissioned in November of 2006 and the processing rate ramped up to reach commercial production in May of 2007. In 2019, total mill recovery of gold was approximately 81%.

The mine and mill complex are permitted to process 1,600,000 dry metric tonnes (approximately 1,764,000 tons) of ore per year. Difficult ground conditions and bottlenecks in stope preparation have limited underground production to levels below the designed capacity. In 2019, the mill processed approximately 1,378,065 tons, for an average of 3,775 tons per day. The current life of mine plan is based on an average milling rate near the permitted level, with the inclusion of material from the surface mines, for the remaining mine life.

Based on current estimates of reserves and mineralized material, the currently expected remaining mine life at Casa Berardi is approximately 15 years, and includes anticipated production from the underground mine areas, the EMCP pit, and the planned new pits discussed above.

In-stope and definition underground drilling during 2019 concentrated within the 113, 118, 119, 123, 124, 148, 152, and 160 zones to refine orebody shapes and gold grade distributions for mine planning and reserves. Underground exploration drilling of the 113, 118, and 128 zones in the West Mine identified mineralization down-plunge to the west and to the east. Drilling of the 148, 152, 157, and 160 zones in the East Mine identified high grade mineralization down plunge. Surface definition and exploration drilling continues to define limits for the WMCP and EMCP.

The currently contemplated underground in-stope and definition drilling programs for 2020 are expected to appraise the high-grade ore shoots of the 113, 118, 119, 123, 128, and 134 zones in the western part of the mine and high-grade extensions of the 148 Zone in the East Mine. Underground exploration drilling is currently expected to evaluate extensions of the 113, 118 and 128 zones in the western part of the mine and the 148 and 152 zones in the East Mine.

We expect the mine plan will be modified from time to time as new information is incorporated into the plan.

The employees at Casa Berardi are employees of Hecla Quebec Inc., our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 624 employees at the Casa Berardi unit at December 31, 2019. We also utilize third-party contractors, which use their employees and equipment, for some of the mining activities at Casa Berardi.

Hecla acquired Aurizon on June 1, 2013 for approximately CAD$740.8 million (US$714.5 million), and has operated the Casa Berardi mine since the acquisition. The net book value of the Casa Berardi unit property and its associated plant, equipment and mineral interests was approximately $660.9 million as of December 31, 2019. As of December 31, 2019, we have recorded a $4.5 million asset retirement obligation for reclamation and closure costs. We maintain a surety bond as financial guarantee for future reclamation and closure work.

Information with respect to the Casa Berardi unit’s production, Cost of sales and other direct production costs and depreciation, depletion and amortization, average Cash Cost, After By-product Credits, Per Gold Ounce, AISC, After By-product Credits, Per Gold Ounce, and proven and probable ore reserves for 2019, 2018 and 2017 is set forth in the table below.

	Year Ended December 31,
Production	2019	2018	2017
Ore milled (tons)	1,378,065	1,375,718	1,296,224
Gold (ounces)	134,409	162,744	156,653
Silver (ounces)	31,540	38,086	36,566

Cost of sales and other direct production costs and depreciation, depletion and amortization	$217,682	$199,402	$184,716
Cash Cost, After By-product Credits, Per Gold Ounce (1)	$1,051	$800	$820
AISC, After By-product Credits, Per Gold Ounce (1)	$1,354	$1,080	$1,174

Proven Ore Reserves(2,3,4,5,6)
Total tons	6,847,000	6,789,700	2,458,100
Gold (ounces per ton)	0.09	0.08	0.13
Contained gold (ounces)	603,500	563,400	312,200

Probable Ore Reserves(2,3,4,5,6)
Total tons	13,780,400	16,953,500	11,412,500
Gold (ounces per ton)	0.08	0.08	0.10
Contained gold (ounces)	1,114,300	1,343,300	1,181,200

Total Proven and Probable Ore Reserves(2,3,4,5,6)
Total tons	20,627,400	23,743,200	13,870,600
Gold (ounces per ton)	0.08	0.08	0.11
Contained gold (ounces)	1,717,800	1,906,700	1,493,400

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

(3)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and refiner payables, and cash operating costs.  The cutoff grade at Casa Berardi is assumed to be 0.105 ounces per ton for underground reserves and 0.025 ounces per ton for open pit reserves.  Our estimates of proven and probable reserves are based on the prices of $1,300 per gold ounce for 2019, $1,200 per gold ounce for underground reserves and $1,225 for open pit reserves for 2018 and $1,200 per gold ounce for all reserves for 2017.

(4)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2019 reserve model assumes average total mill recoveries for gold of approximately 85% for underground and open pit reserves.

(5)

The change in reserves in 2019 compared to 2018 was a result of a decrease in gold ounces due to depletion of the deposit through production, partially offset by an increase in gold ounces due to inclusion of definition drilling information. The change in reserves in 2018 compared to 2017 was a result of an increase in gold ounces due to inclusion of definition drilling information, offset by a decrease in gold ounces due to depletion of the deposit through production.

(6)

Casa Berardi reserve estimates were prepared by Real Parent, Principal Resource Geologist, Frederic Pare, Geology Superintendent, and Herman De Los Rios, Engineering Superintendent at the Casa Berardi unit. Casa Berardi resource estimates were reviewed by Keith Blair, Chief Geologist, and Kurt Allen, Director of Exploration, at Hecla Limited.

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

Mineralization at the project occurs as low and intermediate sulfidation epithermal veins within the Saladillo valley area. Economically, the most important veins at the project have been the Francine, East Francine, Middle and North veins located at the north end of the Saladillo valley and the Andrea Vein located 4 miles to the south. The veins are hosted within a series of shales with interbedded fine-grained sandstones interpreted to belong to the Cretaceous Caracol Formation. Most of the veins strike to the west-northwest and vein dips vary from steep toward the west to shallow toward the east. True vein widths range from 5 to 30 feet, and the average true width of the veins in the district is 8 feet.

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

Exploration success on the Middle, North, and East Francine veins and completion of a Preliminary Economic Assessment lead to the decision in the third quarter of 2015 to develop shallow open pit mines on those veins, with development commencing in the fourth quarter of 2015. Ore production from the Middle and East Francine veins commenced late in the fourth quarter of 2015, and from the North Vein in the first quarter of 2016. Production from the original pits concluded in December 2017. The North Vein was expanded in 2018, and limited surface ore production resumed. The pits were extended to a maximum of approximately 270 feet in depth. Near-surface material is excavated, with drill and blast techniques used for deeper material. Production from the expanded North Vein pit started in January 2018 and is expected to end in the first quarter of 2020; 159,000 tons were mined from 2018 to 2019, and 16,000 tons are planned to be mined in 2020. Production is achieved through excavating and drilling and blasting the shallow-dipping, high-grade silver veins which carried significant gold credits. Third-party contractors are used for mining from the pits.

In January 2017, work commenced to build a new underground decline and rehabilitate historical underground workings at the San Sebastian mine in order to mine deeper ore from the Middle Vein. Underground production started in January 2018 and is planned to end in the third quarter of 2020; 173,000 tons were mined from 2018 to 2019, and 34,000 tons are planned to be mined in 2020. We plan to mine ore by the cut-and-fill stoping method and for the ore to be extracted from the stopes using rubber-tired equipment and hauled to the surface in trucks.

In mid-2018, we commenced development work to obtain a bulk sample from the Hugh Zone, which was discovered in 2005 and is the down-dip sulfide extension of the past-producing Francine vein. The Hugh Zone is an area containing polymetallic mineralized material located in the deeper portion of the previously mined Francine Vein. An area of polymetallic material has also been identified in the deeper portion of the western Middle Vein, which is located approximately 700 feet north of the Francine Vein. We believe mineralization in this area remains open laterally and at depth and this area represents an excellent exploration target for underground drilling in the future. In 2019 a ramp was driven to the polymetallic zone of the Francine Vein from a crosscut in the Middle Vein. Test mining of polymetallic mineralization was conducted for most of 2019, with the aim of developing this area toward larger scale production. We entered into a toll milling agreement with another company to process our sulfide ore at their flotation mill facility in Zacatecas, which is approximately 26 miles from the San Sebastian mine site. Processing of the bulk sample material commenced in 2019. If testing of the bulk sample is successful, we believe production from the Hugh Zone has the potential to extend the mine life at San Sebastian.

In late 2018 and early 2019, a new vein, called the El Toro Vein, was discovered approximately 1.3 miles south of the San Sebastian Mine Area under thick soil cover. Drilling throughout 2019 at the El Toro Vein area defined oxide mineralization over 1.3 miles of strike length and 900 feet downdip. In late 2019 infill drilling was conducted on key portions of the El Toro Vein and studies are in progress to assess the economic feasibility of developing this area toward production through a combination of surface and underground mining. With the recent El Toro discovery, we believe the combined strike length of the primary veins at the project (Francine, Andrea, Middle, North and El Toro) is over 6 miles.

Current run of mine ore is hauled in trucks by contractors to a processing facility near Velardeña, Durango, Mexico, which is located approximately 60 miles from the San Sebastian mine site. We previously owned the Velardeña mill, but now use it to process ore under a lease arrangement. Processing of ore averaged approximately 479 tons per day in 2019, with recovery of approximately 91% for silver and 85% for gold. As of December 31, 2019, we have the ability to lease the facility through 2020. The mill is a conventional leach, counter-current decantation and Merrill Crowe precipitation circuit capable of processing up to approximately 550 tons per day, depending on ore hardness. The ore is crushed in a two-staged crushing plant consisting of a primary jaw, a secondary cone crusher and a double-deck vibrating screen. The grinding circuit includes a primary ball mill and cyclone classifiers. The ground ore is thickened followed by agitated leaching and four stages of counter-current decantation to wash solubilized silver and gold from the pulp. The solution bearing silver and gold is clarified, deaerated, and zinc dust is added to precipitate silver and gold that is recovered in plate and frame filters. The precious metal precipitate is smelted and refined into doré, and is then shipped to a third-party refiner. Since construction of the mill in 1994, two leach tanks were added in 2001, a filter press was added in 2002, and the Merrill Crowe system and Autojet Filters were expanded and modified in 2012. In addition, rehabilitation of various components of the mill was completed in 2015 prior to the start of processing of the ore from the open pits.

At December 31, 2019, the net book value of the San Sebastian unit property and its associated plant and equipment was $10.8 million. Infrastructure includes the underground mine portal and development, a water supply system, maintenance shop, warehouse, laboratory, leased mill and related improvements, and various offices. Equipment and facilities are in good condition. As of December 31, 2019, $7.4 million has been accrued for reclamation and closure costs. All permits required for current mining of the open pits and the underground mine and operation of the mill are in place.

There was a total of 68 employees at the San Sebastian unit as of December 31, 2019, with most of them employed by our subsidiary that provides certain specialized services to another subsidiary that owns the mine. These employees are not represented by a bargaining agent. We currently primarily use third-party contractors for mining and operation of the processing facility. The hourly employees of the lessor of the processing facility are represented by the Sindicato Nacional de Trabajadores Mineros, Metalúrgicos, Siderúrgicos y Similares de la República Mexicana (a Mexico national union) as bargaining agent.

Based on current estimates of reserves and mineralized material, the currently expected remaining mine life at San Sebastian is approximately 9 months as of the date of filing this report.

Electric power is purchased from Comisiòn Federal de Electricidad (a Mexico federal electric company).

At San Sebastian, Short Vertical Reverse Circulation ("SVRC") drilling has proven to be an effective technique to explore for new veins under soil cover. The El Toro Vein was recently discovered through a combination of SVRC followed up with core drilling. In 2020, SVRC drilling is currently scheduled to continue to explore the soil covered area located south and west of the San Sebastian Mine area which we believe to be prospective. Several SVRC geochemistry anomalies were generated last year and new anomalies are expected to be generated 2020. These anomalies may represent new veins under cover and follow up core drilling is scheduled for 2020 to test these targets.

Information with respect to the San Sebastian unit’s production, Cost of sales and other direct production costs and depreciation, depletion and amortization, average Cash Cost, After By-Product Credits, Per Silver Ounce, AISC, After By-product Credits, Per Silver Ounce, and proven and probable ore reserves is set forth in the table below.

	Year Ended December 31,
Production	2019	2018	2017
Ore milled (tons)	174,713	156,733	144,197
Silver (ounces)	1,868,884	2,037,072	3,257,738
Gold (ounces)	15,673	14,979	25,177

Cost of sales and other direct production costs and depreciation, depletion and amortization	$50,509	$41,815	$23,700
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$8.02	$9.69	$(3.36)
AISC, After By-product Credits, Per Silver Ounce (1)	$12.10	$14.68	$(0.26)

Proven Ore Reserves(2,3,4,5,6)
Total tons	34,500	21,500	30,500
Silver (ounces per ton)	4.8	3.9	23.3
Gold (ounces per ton)	0.08	0.08	0.19
Contained silver (ounces)	165,800	84,700	711,700
Contained gold (ounces)	2,700	1,800	5,800

Probable Ore Reserves(2,3,4,5,6)
Total tons	65,500	206,100	367,500
Silver (ounces per ton)	10.9	13.1	13.1
Gold (ounces per ton)	0.07	0.10	0.10
Contained silver (ounces)	715,600	2,704,800	4,808,700
Contained gold (ounces)	4,900	20,700	37,000

Total Proven and Probable Ore Reserves(2,3,4,5,6)
Total tons	100,000	227,600	398,000
Silver (ounces per ton)	8.8	12.3	13.9
Gold (ounces per ton)	0.08	0.10	0.11
Contained silver (ounces)	881,400	2,789,500	5,520,400
Contained gold (ounces)	7,600	22,500	42,800

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

	December 31,
	2019	2018	2017
Silver (per ounce)	$14.50	$14.50	$14.50
Gold (per ounce)	$1,300	$1,200	$1,200

(4)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore. Metal recoveries vary by mine zone and ore grade. The 2019 reserve model assumes average total mill recoveries of approximately 91% for silver and 81% for gold.

(5)

The decrease in silver and gold reserves in 2019 compared to 2018 was the result of depletion of the deposit through production. The decrease in silver and gold reserves in 2018 compared to 2017 was due to depletion of the deposit through production, sterilization of material, and model changes in the open pit.

(6)

San Sebastian reserve estimates were prepared by Joshua Pritts, Resource Geologist at Hecla Limited, and reviewed by Keith Blair, Chief Geologist and Kurt Allen, Director of Exploration, at Hecla Limited.

The Nevada Operations Unit

As a result of our acquisition of Klondex in July 2018, we obtained 100% ownership of the Fire Creek mine, Hollister mine, Midas mine and milling facility, and the Aurora mine and milling facility, and various other mineral interests comprising a total land position of approximately 110 square miles in northern Nevada.

The employees at the Nevada Operations unit are employees of Klondex Gold & Silver Mining Company, our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 143 employees at the Nevada Operations unit at December 31, 2019.

As of December 31, 2019, the total net book value of the properties, plants, equipment and mineral interests at the Nevada Operations unit was approximately $511.4 million, consisting of the following (in millions):

Exploration interests and other	$273.1
Site properties, plants, equipment and mineral interests:
Fire Creek	109.1
Hollister	34.6
Midas	90.4
Aurora	4.2
Total	$511.4

Additional information on the Nevada Operations properties is below.

Fire Creek

In 1975, Klondex acquired the property as a very early stage exploration project. Fire Creek is located in north-central Nevada in Lander County, and to a lesser extent Eureka County, approximately 16 miles south of a major highway (Interstate 80) near other large gold deposits and mines which are owned and operated by major mining companies. Access to Fire Creek from Interstate 80 is by State Road 306, a good-quality road. Company-maintained mine and exploration roads provide access throughout the property. Fire Creek is a high-grade, epithermal vein deposit, and the land package covers approximately 18,755 acres (approximately 20.7 square miles), consisting of approximately 831 unpatented mining claims, and both leased and owned private fee lands. Our unpatented claims occupy public lands, administered by the United States Bureau of Land Management ("BLM"). Unpatented claims are governed by the laws and regulations of the U.S. federal government and the state of Nevada. Property fees are paid annually to the county in which they are held. To maintain our unpatented claims, we must file an annual notice of intent to maintain the claims within the county they are located and pay the annual mineral claim maintenance fees to the BLM. Certain of Fire Creek's claims are subject to various net smelter return ("NSR") royalties. Some of these royalties have been prepaid or advanced; however, those that have not been prepaid or advanced have no expiration date, and we may continue to incur payments on these royalties in the future. In addition, Fire Creek is subject to a 2.5% NSR royalty for all production commencing in 2019, and there is no expiration date on the royalty. Fire Creek consists of an underground, mechanized narrow vein mine, related mine support infrastructure, mining equipment, and administrative buildings, all of which are in operating condition. The map below illustrates the location and access to Fire Creek:

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

The Fire Creek mine is a trackless mine accessed by a decline, and has historically produced approximately 350 tons of ore per day. The mining method is primarily longhole stoping, with ramp access utilized. Ore mined at Fire Creek is trucked approximately 165 miles to the Midas mill for processing, which is discussed in the Midas section below.

Fire Creek receives electrical power provided by NV Energy, a major Nevada power company.

As of December 31, 2019, we have recorded a $1.6 million asset retirement obligation for reclamation and closure costs at Fire Creek. We maintain a surety bond as financial security for future reclamation and closure work.

There is a lack of investment in mine development, including horizontal drifts ("Haulages") and the ramp or decline system ("Spirals"), at Fire Creek. As a result, there are not sufficient platforms to keep quality targets in the pipeline to replenish reserves as they are depleted. Because total production and capital costs had exceeded sales since acquisition, in the second quarter of 2019 we conducted a review of our Nevada operations which, among other changes, resulted in a plan to limit near-term mining at Fire Creek to areas where development has already been completed. As a result, we anticipate production at Fire Creek will continue until mid-2020, and then be suspended at that time as we continue studies of hydrology, mining and milling. See Item 1A. Risk Factors – Operation, Development, Exploration and Acquisition Risks – The issues we have faced and continue to face at our Nevada Operations unit could require us to write-down the associated long-lived assets. We could face similar issues at our other operations. Such write-downs may adversely affect our results of operations and financial condition.

In 2019, definition drilling at Fire Creek focused on the up and down extensions of known veins in the Spiral 2 and Spiral 4 areas. A small definition drilling program is planned for 2020 and is expected to focus on offsetting a high-grade drill intercept below Spiral 4.

At the Fire Creek mine, the 2020 exploration program is currently expected to be limited to detailed mapping, sampling and alteration mineral spectroscopy designed to evaluate vein targets within our extensive property.

Hollister

The Hollister property has been owned and operated since the 1900s by various mining companies which mined mercury in the early 1900s and gold and silver in the late part of the century. Klondex acquired the property in October 2016. Hollister is a fully-permitted past producing underground and open pit operation. It is located in north-central Nevada in Elko County, approximately 61.5 miles east-northeast of Winnemucca, Nevada and 17 miles southeast from the Midas mine. Hollister is accessed by all-weather paved and gravel county roads. Hollister is comprised of 1,005 unpatented lode claims and 11 unpatented mill site claims that cover an area in excess of 15,000 acres, and an additional 209 unpatented lode claims through agreements covering approximately 4,320 acres. Our unpatented claims occupy public lands administered by the BLM. Unpatented claims are governed by the laws and regulations of the U.S. federal government and the state of Nevada. To maintain our unpatented claims in good standing, we must file an annual notice of intent to maintain the claims with the county and pay the annual mineral claim filing fees to the BLM. Certain claims and areas of Hollister are subject to royalties, including seven separate NSR royalties ranging from 1% to 5%, and a 1% NSR royalty after 500,000 ounces of gold production occurring from October 3, 2016, when Klondex acquired the property. There is no expiration date on the aforementioned royalties. Hollister includes an underground mine, former open pit mines, related mine support infrastructure, mining equipment, and administrative buildings, all of which are in operating condition. The map below illustrates the location and access to Hollister:

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

As of December 31, 2019, we have recorded a $3.0 million asset retirement obligation for reclamation and closure costs at Hollister. We maintain a surety bond as financial guarantee for future reclamation and closure work.

In 2019, definition drilling at Hollister focused on the extension of the West Gloria to the west and . two surface exploration holes to the east of the Hatter Graben resource.

At the Hollister mine, the 2020 exploration program is expected to consist primarily of detailed mapping, sampling and alteration mineral spectroscopy designed to evaluate vein targets within our extensive property. No underground or surface exploration drilling is planned in 2020 at Hollister.

As a result of our cessation of development in the second quarter of 2019, production at Hollister and development of the Hatter Graben project was suspended.

Midas

The Midas mining district has historic gold production dating as early as 1907. Since modern mining began in 1998, 2.2 million ounces of gold and 26.9 million ounces of silver have been produced by three previous owners prior to Klondex. Klondex acquired the fully-permitted Midas mine and ore milling facility in February 2014. Midas is located in north-central Nevada in Elko County and lies about 58 miles east of Winnemucca on Nevada State Highway 789, and one mile from the town of Midas, Nevada. Midas is a high-grade, epithermal vein deposit, and the land package covers approximately 30,000 acres (~47 square miles), which includes fee lands, federal unpatented mining claims, seven mining leases, BLM rights-of-way, general agreements, easements, and surface use agreements, with varied terms and annual payments. Within the land package, there are 1,489 federal unpatented mining claims, of which 1,456 are owned and 33 are leased. Owned and leased fee lands comprise approximately 2,985 acres of the land package which is a mix of surface-mineral rights and surface rights only. Our unpatented claims occupy public lands, administered by the BLM. Unpatented claims are governed by the laws and regulations of the U.S. federal government and the state of Nevada. Property fees on fee lands are paid annually to the county in which they are held. To maintain our unpatented claims, an annual notice of intent must be filed with the respective county, in addition to paying the annual mineral claim maintenance fees to the BLM. Certain of the Midas claims are subject to a royalty. Midas is also subject to a 2.5% NSR royalty from all production commencing in 2019, and there is no expiration date on the royalty. Midas includes an underground, mechanized narrow vein mine, related mine support infrastructure, mining equipment, a Merrill-Crowe refining facility, a milling circuit, and administrative buildings, all of which are in operating condition.

As of December 31, 2019, we have recorded a $16.6 million asset retirement obligation for reclamation and closure costs at Midas. We maintain a surety bond as financial security for future reclamation and closure work.

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

Mineralized material has been identified on the Main and East veins and other veins near the recently active mine workings. Active drill testing has recently taken place in these areas and has been prioritized based on ounce expectations, accessibility from existing development and geotechnical, ventilation, and hydrological considerations.

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

The Midas mine is a modern, mechanized narrow vein mine. Design constraints included four feet minimum width for longhole stopes with development drifts spaced at 50-foot vertical intervals. Stope development drift dimensions maintained a constant height of 11 feet and a minimum width of seven feet. Cut and fill stopes are a minimum of six feet in width, and each cut is ten feet high. Mining and backfill tasks were created from all designed excavations. These tasks were assigned costs and productivities specific to the excavation or backfill task type. Alternative mining methods such as shrinkage stoping and alimak stoping may be investigated in the future. The veins at Midas can vary in thickness from a few inches to over ten feet. Production at the Midas mine was suspended in the fourth quarter of 2019.

Midas Mill

Ore from the Fire Creek, Midas and Hollister mines is processed at the Midas mill, which has a design capacity of 1,200 tons per day. Fire Creek and Midas ore was previously processed using a counter current decantation ("CCD") circuit, with Hollister ore processed using a CIL circuit. All ore has been processed using the CIL circuit since April 2019. Run-of-mine ore is crushed to 100% passing one-half inch in a conventional two-stage crushing circuit which utilizes a primary jaw crusher and a secondary cone crusher with the circuit closed by a double deck vibrating screen. The crushed product reports to the grinding circuit consisting of an 800 horsepower overflow ball mill and a 250 horsepower vert-mill. The circuit is closed using a bank of four (three operating, one standby) 10-inch cyclones. A portion of the cyclone underflow is sent to a gravity concentrator to remove coarse gold. The gravity concentrate is leached using an Acacia intense cyanidation unit with the gravity tail returned to the grinding circuit for further grinding. The ground product is thickened before being leached with cyanide for 72 hours in a series of eight leach tanks. Thickener underflow is pumped to the first in a series of four CIL tanks. The pregnant solution from the Acacia reactor also currently reports to the first CIL tank. Sodium cyanide is added to the first tank to enable gold leaching. Each of the four tanks are equipped with a carbon retention screen and a carbon advance pump. The first and fourth tanks also have a loaded carbon screen on the top of the tanks. The slurry flows through the retention screens to the next successive tank and is ultimately pumped to cyanide detoxification and to the tails facility. New carbon is added to the fourth tank and is pumped counter current to the slurry flow from the fourth tank, progressively upstream, until loaded carbon is pumped over the screen on the first tank and into carbon transport bags. The carbon transport bags are then loaded on a truck and shipped for sale to third-party processors, or hauled to the Aurora mill where they are stripped. The sludge from stripping at the Aurora mill is collected and shipped to the Midas refinery to be poured into doré bars. The bars are shipped off site for further refining by a third party.

When the CCD circuit is utilized for Fire Creek and Midas ore, the leached slurry from the leach tanks reports to a conventional five-stage counter current decantation circuit with the overflow solution from the first thickener, together with the pregnant solution from the Acacia reactor, reporting to the Merrill-Crowe circuit where zinc dust is used to precipitate the precious metal from solution. The underflow from the fifth thickener is treated to eliminate the remaining cyanide and pumped to the tailings storage facility. Mercury is removed from the precipitate in a retort oven before being smelted and poured into doré bars. The bars are shipped off site for further refining by a third party.

For 2019, total mill recovery of gold and silver was approximately 87% and 53%, respectively. The Midas mill processed ore at a steady rate during 2019. Batch processing of ore is planned until the suspension of production at Fire Creek anticipated in mid-2020, but third-party options are being evaluated.

Midas receives electrical power provided by NV Energy.

In 2019, surface exploration efforts focused on target definition within the district.

At the Midas mine, the 2020 exploration program is expected to consist primarily of detailed mapping, sampling and alteration mineral spectroscopy. No underground or surface exploration drilling is planned in 2020 at Midas.

Aurora

Gold was discovered in 1860 on the Aurora property and since that time various companies have mined from this location. Klondex acquired the property in October 2016. The Aurora project includes fully-permitted past producing underground mine and open pit mine operations, which are currently inactive. Aurora is located in west central Nevada 10 miles from the California border in Mineral County, approximately 20 miles west of Hawthorne, Nevada. Access is provided by all-weather paved and gravel county roads. Aurora consists of 92 patented mining claims, 944 acres of fee lands, and 448 unpatented lode-mining claims, totaling approximately 9,928 contiguous acres that encompass the entire district. Patented claims occupy private lands and our unpatented claims occupy public lands, administered by the BLM. Unpatented claims are governed by the laws and regulations of the U.S. federal government and the state of Nevada. To maintain our patented claims in good standing, we must pay the annual property fee payments to the county in which the claims are held. To maintain our unpatented claims in good standing, we must file an annual notice of intent to maintain the claims with the county and pay the annual mineral claim filing fees to the BLM. A portion of the patented and unpatented claims owned or leased by us and the leased fee lands are subject to underlying royalties, including a 3% royalty that would be split among two companies. Aurora includes an underground mine, former open pit mines, related mine support infrastructure, mining equipment, a milling circuit with permitted tails storage facility, and administrative buildings, all of which are in operating condition. The site has access to three-phase overland power which is used to operate the mill. The map below illustrates the location and access to Aurora:

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

The Aurora mill is operational and has been used to strip loaded carbon from ore that has been processed at the Midas mill. The crushed product is ground using a SAG mill and two over flow ball mills with the circuit closed by a bank of cyclones. The cyclone overflow reports to a series of 8 CIL tanks where cyanide is added and precious metal is leached from the ore and adsorbed onto the carbon. Carbon bags are first emptied into an attrition tank. From the attrition tank the carbon is pumped over a dewatering screen, reporting to a carbon storage tank. From the carbon storage tank, the carbon is pumped over another dewatering screen, reporting to the acid wash vessel. The carbon is acid washed using dilute nitric acid to remove acid soluble scale from the carbon. After acid wash the carbon is pumped to the strip vessel where the precious metal is removed from the carbon. Hot caustic solution is pumped through the vessel to remove the precious metal from the carbon and into the pregnant strip solution tank. The strip solution is then pumped through a series of three electrowinning cells where the precious metal is removed from solution, reporting as sludge in the bottom of the cell. The sludge is collected into either buckets or bins and transported to the Midas refinery. Fluxes and sludge are added to the refinery furnace and poured into doré bars. The bars are transported to a third-party refinery for further processing.

As of December 31, 2019, we have recorded a $3.5 million asset retirement obligation for reclamation and closure costs at Aurora. We maintain a surety bond as financial security for future reclamation and closure work.

We plan to place the Aurora mill on care-and-maintenance in the first half of 2020.

Information with respect to the Nevada Operation unit’s production, Cost of sales and other direct production costs and depreciation, depletion and amortization, average Cash Cost, After By-product Credits, Per Gold Ounce, AISC, After By-product Credits, Per Gold Ounce, and proven and probable ore reserves for 2019 and 2018 is set forth in the table below.

	Year Ended December 31,	July 20 Through December 31,
Production	2019	2018
Ore milled (tons)	210,397	116,383
Gold (ounces)	66,166	32,887
Silver (ounces)	181,741	172,301

Cost of sales and other direct production costs and depreciation, depletion and amortization	$153,336	$47,005
Cash Cost, After By-product Credits, Per Gold Ounce (1)	$1,096	$1,221
AISC, After By-product Credits, Per Gold Ounce (1)	$1,527	$1,950

Proven Ore Reserves(2,3,4,5,6)
Total tons
Fire Creek	22,100	23,900
Hollister	—	2,400
Total Nevada Operations	22,100	26,300
Gold (ounces per ton)
Fire Creek	1.5	1.2
Hollister	—	0.7
Total Nevada Operations	1.5	1.2
Silver (ounces per ton)
Fire Creek	1.2	1.1
Hollister	—	0.7
Total Nevada Operations	1.2	1.7
Contained gold (ounces)
Fire Creek	33,200	28,900
Hollister	—	1,700
Total Nevada Operations	33,200	30,600
Contained silver (ounces)
Fire Creek	27,500	27,100
Hollister	—	16,500
Total Nevada Operations	27,500	43,600

Probable Ore Reserves(2,3,4,5,6)
Total tons
Fire Creek	37,100	91,200
Hollister	—	9,100
Total Nevada Operations	37,100	100,300
Gold (ounces per ton)
Fire Creek	0.6	0.4
Hollister	—	0.7
Total Nevada Operations	0.6	0.5
Silver (ounces per ton)
Fire Creek	0.6	0.3
Hollister	—	7.2
Total Nevada Operations	0.6	1.0
Contained gold (ounces)
Fire Creek	20,900	40,400
Hollister	—	5,900
Total Nevada Operations	20,900	46,300
Contained silver (ounces)
Fire Creek	23,200	29,800
Hollister	—	65,900
Total Nevada Operations	23,200	95,700

Total Proven and Probable Ore Reserves(2,3,4,5,6)
Total tons
Fire Creek	59,200	115,100
Hollister	—	11,500
Total Nevada Operations	59,200	126,600
Gold (ounces per ton)
Fire Creek	0.9	0.6
Hollister	—	0.7
Total Nevada Operations	0.9	0.6
Silver (ounces per ton)
Fire Creek	0.9	0.5
Hollister	—	7.2
Total Nevada Operations	0.9	1.1
Contained gold (ounces)
Fire Creek	54,100	69,300
Hollister	—	7,600
Total Nevada Operations	54,100	76,900
Contained silver (ounces)
Fire Creek	50,700	56,900
Hollister	—	82,400
Total Nevada Operations	50,700	139,300

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

(3)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and refiner payables, and cash operating costs.  The cutoff grade assumption is 0.433 gold-equivalent ounces per ton at Fire Creek.  Our estimates of proven and probable reserves are based on prices of $1,300 per ounce for gold and $14.50 per ounce for silver for 2019 and $1,200 per ounce for gold and $14.50 per ounce for silver for 2018.

(4)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2019 reserve model assumes average total mill recoveries for gold and silver of approximately 91% and 63%, respectively, for Fire Creek.

(5)	The decrease in gold and silver reserves in 2019 compared to 2018 was the result of depletion of the deposit through production.

(6)

Fire Creek resource and reserve estimates were prepared by John Spring, Chief Geologist, Agapito Orozco, Senior Resource Geologist, Sarah Bull, Senior Mining Engineer, and Denver Winslow, Chief Engineer at the Nevada Operations unit and reviewed by Keith Blair, Chief Geologist, and Kurt Allen, Director of Exploration, at Hecla Limited.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the New York Stock Exchange, Inc. under the symbol "HL." As of February 6, 2020, there were 3,620 stockholders of record of our common stock.

The following table provides information as of December 31, 2019 regarding our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
2010 Stock Incentive Plan	—	N/A	17,319,293
Stock Plan for Non-Employee Directors	—	N/A	2,867,888
Key Employee Deferred Compensation Plan	—	N/A	376,430
Total	—	N/A	20,563,611

See Note 8 and Note 9 of Notes to Consolidated Financial Statements for information regarding the above plans.

On December 18, 2019, we issued 10,654,856 unregistered shares of our common stock pursuant to an Exchange Agreement as prepayment of CAD$40 million (approximately US$30.5 million as of December 18, 2019) in aggregate principal amount of our Series 2018-A Senior Notes due May 1, 2021 previously held by Ressources Québec. See Note 6 of Notes to Consolidated Financial Statements for more information. The issuance of shares pursuant to the Exchange Agreement was exempt from registration under the Securities Act of 1933 pursuant to section 3(a)(9) of that Act. We did not receive any cash proceeds from the issuance of the shares. The shares had a total value of approximately USD$33.5 million at the time of issuance.

On May 17, 2019, we issued 2,384,107 total aggregate unregistered shares of our common stock in a private placement to (i) the Hecla Mining Company Retirement Plan Trust (1,754,967 shares) and (ii) the Lucky Friday Pension Plan Trust (629,140 shares) in order to satisfy the funding requirements for those defined benefit pension plans. The private placement was exempt from registration under the Securities Act of 1933 pursuant to section 4(a)(2) of that Act. The shares were subsequently registered for resale on a registration statement on Form S-3 filed with the SEC on May 17, 2019. We did not receive any cash proceeds from the issuance of the shares. The shares had a value of approximately $3.6 million at the time of issuance.

On November 30, 2018, we issued 865,703 total aggregate unregistered shares of our common stock in a private placement to the (i) Hecla Mining Company Retirement Plan Trust (516,529 shares) and (ii) the Lucky Friday Pension Plan Trust (349,174 shares) in order to satisfy the funding requirements for those defined benefit pension plans. The private placement was exempt from registration under the Securities Act of 1933 pursuant to section 4(a)(2) of that Act. The shares were subsequently registered for resale on a registration statement on Form S-3 filed with the SEC on November 30, 2018. We did not receive any cash proceeds from the issuance of the shares. The shares had a value of approximately $2.1 million at the time of issuance.

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

On July 20, 2018, we issued 75,276,176 unregistered shares of common stock to the former holders of common stock of Klondex Mines Ltd. ("Klondex") to partially fund the acquisition of Klondex (see Note 15 of Notes to Consolidated Financial Statements). The shares were not registered under the Securities Act of 1933 pursuant to an exemption from registration under Section 3(a)(10) of such act.

We did not issue any unregistered equity securities in 2017.

The following performance graph compares the performance of our common stock during the period beginning December 31, 2014 and ending December 31, 2019 to the S&P 500, the S&P 500 Gold Index, a peer group for the year ending December 31, 2019 ("New Peer Group"), and a peer group for the year ending December 31, 2018 ("Old Peer Group"). The New Peer Group consists of the following companies: Alamos Gold Inc., B2Gold Corp., Centerra Gold, Inc., Coeur Mining, Inc., Detour Gold Corporation, Eldorado Gold Corp., First Majestic Silver Corp., IAMGOLD Corporation, Kirkland Lake Gold Ltd., New Gold Inc., Pan American Silver Corp. and Silver Standard Resources Inc. The Old Peer Group included Tahoe Resources Inc. and Yamana Gold Inc., which were removed from the New Peer Group; Tahoe Resources Inc. merged with another company in the peer group in 2019, and we determined Yamana Gold Inc. is no longer representative of our size. The graph assumes a $100 investment in our common stock and in each of the indexes and peer groups since the beginning of the period, and a reinvestment of dividends paid on such investments on a quarterly basis throughout the period.

Date	Hecla Mining	S&P 500	S&P 500 Gold Index	2018 Old Peer Group	2019 New Peer Group
December 2014	$100.00	$100.00	$100.00	$100.00	$100.00
December 2015	$68.02	$101.38	$95.66	$62.33	$65.74
December 2016	$189.02	$113.51	$181.87	$105.44	$113.03
December 2017	$143.50	$138.29	$201.69	$114.20	$121.89
December 2018	$85.58	$132.23	$189.31	$96.49	$104.23
December 2019	$123.61	$173.86	$247.09	$161.60	$174.38

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

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions. See Note 9 of Notes to Consolidated Financial Statements for more information. We made no purchases of our outstanding common stock during the quarter and year ended December 31, 2019.

Item 6. Selected Financial Data

The following table (in thousands, except per share amounts, common shares issued, stockholders of record, and employees) sets forth selected historical consolidated financial data as of and for each of the years ended December 31, 2015 through 2019, and is derived from our audited financial statements (except for stockholders of record and employees). The data set forth below should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and the Notes thereto.

	2019 (5,6,7)	2018 (5,6,7)	2017 (5,6)	2016 (5)	2015 (5)
Sales of products	$673,266	$567,137	$577,775	$645,957	$443,567
Net (loss) income	$(99,557)	$(26,563)	$(28,520)	$61,569	$(94,738)
Preferred stock dividends (1)	$(552)	$(552)	$(552)	$(552)	$(552)
(Loss) income applicable to common stockholders	$(100,109)	$(27,115)	$(29,072)	$61,017	$(95,290)
Basic (loss) income per common share	$(0.20)	$(0.06)	$(0.07)	$0.16	$(0.25)
Diluted (loss) income per common share	$(0.20)	$(0.06)	$(0.07)	$0.16	$(0.25)
EBITDA (2)	$129,264	$148,585	$156,922	$236,373	$106,943
Total assets	$2,637,308	$2,703,944	$2,345,158	$2,355,795	$2,213,359
Accrued reclamation & closure costs	$108,374	$108,389	$86,045	$85,580	$95,538
Non-current portion of debt and finance/capital leases(3)	$511,943	$540,670	$508,422	$506,817	$509,040
Cash dividends paid per common share(4)	$0.01	$0.01	$0.01	$0.01	$0.01
Common shares issued and outstanding	522,895,723	482,603,937	399,176,425	395,286,875	378,112,840
Stockholders of record	3,637	3,617	3,784	4,197	4,392
Employees	1,622	1,714	1,431	1,396	1,404

(1)	We declared and paid all quarterly dividends on our Series B preferred shares for 2015, 2016, 2017, 2018 and 2019, totaling $0.6 million for each of those years.

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

(3)

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. In 2014, an additional $6.5 million aggregate principal amount of the Senior Notes were issued to one of our pension plans. On March 5, 2018, we entered into a note purchase agreement pursuant to which we issued CAD$40 million (approximately USD$30.8 million at the time of the transaction) in aggregate principal amount of our Series 2018-A Senior Notes due May 1, 2021 to Ressources Québec, a subsidiary of Investissment Québec, a financing arm of the Québec government. In December 2019, we prepaid the obligation related to the RQ Notes through issuance of approximately 10.7 million shares of our common stock. More information can be found in Note 6 of Notes to Consolidated Financial Statements.

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

(6)

In mid-March 2017, employees represented by a union at our Lucky Friday unit went on strike, and were on strike from that time until early January 2020, after the union membership voted to approve ratification of a new collective bargaining agreement. Production and sales at Lucky Friday have been limited during the strike period. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, The Lucky Friday Segment for more information.

(7)

In July 2018, we acquired Klondex for total consideration of $413.9 million, including issuance of 75,276,176 shares of our common stock. The net loss for 2018 includes costs of $10.0 million related to the acquisition. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, The Nevada Operations Segment for more information on the results for the Nevada operations for 2019 and the portion of 2018 under our ownership.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Established in 1891 in northern Idaho’s Silver Valley, we believe we are the oldest operating precious metals mining company in the United States and the largest silver producer in the United States.  Our corporate offices are in Coeur d’Alene, Idaho and Vancouver, British Columbia. Our production profile includes:

•	concentrates containing silver, gold, lead and zinc, which is shipped to various smelters or sold to metal traders;

•	doré containing gold and silver, which is sold to refiners or further refined before sale of the metals to traders; and

•	carbon material containing gold and silver, which is sold to third-party processors.

Our operating properties comprise our five business segments for financial reporting purposes: the Greens Creek operating unit on Admiralty Island in Alaska, the Lucky Friday operating unit in Idaho, the Casa Berardi operating unit in Quebec, Canada, the San Sebastian operating unit in Durango, Mexico, and the Nevada Operations unit in northern Nevada. Since our operating mines are located in the United States, Canada, and Mexico, we believe they have low or relatively moderate political risk, and less economic risk than mines located in other parts of the world. Our exploration interests are also in the United States, Canada, and Mexico, and are located in historical mining districts.

Our operating and strategic framework is based on expanding our production and locating and developing new resource potential. In 2019, we

•	Reported sales of products of $673.3 million, which was the highest in our history despite a strike at our Lucky Friday unit, during all of 2019, but which ended in early January 2020.

•

Achieved gold production that was the highest in our history, primarily as a result of the addition of our Nevada Operations in July 2018 and continued production at Casa Berardi, Greens Creek and San Sebastian.

•	Generated $120.9 million in net cash flows from operating activities. See the Financial Liquidity and Capital Resources section below for further discussion.

•	Produced the most silver at our Greens Creek unit since obtaining 100% ownership of it in 2008 due to high grades and record ore throughput.

•

Commenced processing of a bulk sample of underground sulfide material from the Hugh Zone at our San Sebastian unit. If the ongoing evaluation of the Hugh Zone is positive, we believe it has the potential to extend the mine life at San Sebastian. We also continued to advance exploration targets near our current operations at San Sebastian.

•

Made capital expenditures (including lease additions, capitalized interest, and other non-cash items) of approximately $123.7 million, including $42.2 million at Nevada Operations, $33.9 million at Casa Berardi, $35.8 million at Greens Creek, $7.9 million at Lucky Friday, and $3.9 million at San Sebastian.

•

Increased overall proven and probable reserves at December 31, 2019, with reserves for silver, zinc and lead increasing by 11%, 7% and 5%, respectively, with gold reserves decreasing by 5%, compared to their levels in 2018. The reserves for silver, zinc and lead represent the highest levels in our history, with gold reserves representing the second highest in our history after the highest gold reserves reported in 2018. See Item 2. Property Descriptions for additional information on proven and probable reserves at each of our operating units.

•	Performed exploration and pre-development activities during the year, drilling targets at our land packages in Alaska, Idaho, Nevada, British Columbia, Quebec and Mexico.

•

Achieved the milestones above while increasing our cash balance by $35.1 million compared to December 31, 2018, to $62.5 million, with no amount drawn on our revolving credit facility, as of December 31, 2019.

Our average realized silver and gold prices increased in 2019 to $16.65 and $1,413, respectively, from $15.63 and $1,265, respectively, in 2018, while the average realized lead and zinc prices decreased to $0.91 and $1.14, respectively, from $1.04 and $1.27, respectively, in 2018. Average realized prices for silver, lead and zinc were lower, with gold slightly higher, in 2018 compared to their annual averages in 2017, which were $17.23 for silver, $1,261 for gold, $1.06 for lead, and $1.32 for zinc. Lead and zinc represent important by-products at our Greens Creek and Lucky Friday segments, and gold is also a significant by-product at Greens Creek and San Sebastian.

See the Results of Operations section below for a discussion of the factors impacting income applicable to common stockholders for the three years ended December 31, 2019, 2018 and 2017.

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

Volatility in global financial markets poses a significant challenge to our ability to access credit and equity markets, should we need to do so, and to predict sales prices for our products. We utilize forward contracts to manage exposure to declines in the prices of (i) silver, gold, zinc and lead contained in our concentrates that have been shipped but have not yet settled, and (ii) zinc and lead that we forecast for future concentrate shipments. We also utilize put option contracts to manage exposure to declines in the prices of silver and gold in our forecasted future sales of those metals. In addition, we have in place a $250 million revolving credit agreement which as of December 31, 2019 allowed us to draw up to $150 million, of which $33.6 million was used for letters of credit, leaving approximately $116 million available for borrowing.

The total principal amount of our Senior Notes is $506.5 million and they bear interest at a rate of 6.875% per year. $490 million in net proceeds from the Senior Notes were used to partially fund the acquisition of Aurizon in June 2013. We also have a revolving credit facility which we utilized during 2019 and anticipate again utilizing in 2020, and amounts drawn on the facility are subject to a variable rate of interest. See Note 6 of Notes to Consolidated Financial Statements for more information on our debt arrangements. As discussed in the Financial Liquidity and Capital Resources section below, we believe that we will be able to meet the obligations associated with the Senior Notes (or other debt instruments, if the Senior Notes are refinanced) and amounts drawn on our revolving credit facility; however, a number of factors could impact our ability to meet the debt obligations and fund our other projects. We anticipate refinancing our Senior Notes; however, we may not be able to do so at all or on terms favorable to us. See Item 1A. Risk Factors - Financial Risks - There is no assurance that our internal and external sources of liquidity will at all times be sufficient for our cash requirements.

On July 20, 2018, we completed the acquisition of all of the issued and outstanding common shares of Klondex for total consideration of approximately $413.9 million, valued at the time of consummation of the acquisition. See Note 15 of Notes to Consolidated Financial Statements for more information. As a result of the acquisition, we own 100% of three land packages in northern Nevada totaling approximately 110 square miles and containing operating or previously-operating mines with a history of high-grade gold production, which we believe to be prospective and under-explored. The acquired properties include the Hatter Graben development project near the Hollister mine, where we have started construction of an access drift, the Fire Creek mine, which we believe has been under-developed and has the potential for continued production, and various other gold properties. The acquisition has increased our annual gold production, and we believe it has the potential to continue to do so. We are faced with the challenge of integrating the acquisition and assuming operating responsibility for Klondex's mines and other operations. See Item 1A. Risk Factors - Operating, Development, Exploration and Acquisition Risks for risks associated with our acquisition of Klondex. See The Nevada Operations section below for more information.

We make our strategic plans in the context of significant uncertainty about future availability of ore to mine and process. To sustain operations, we must find new opportunities that require many years and substantial expenditures from discovery to production. We approach this challenge by investing in exploration and capital in districts with known mineralization.  There can be no assurance that we will be able to obtain the permits required to develop or otherwise move forward with exploration projects such as Rock Creek and Montanore. In Risk Factors, see Legal challenges could prevent the Rock Creek or Montanore projects from ever being developed for more information.

We generated positive cash flows at San Sebastian each year from 2016 through 2019, and we believe that we will continue to do so in 2020.  However, it has only approximately 8 months of known mine life remaining, and there can be no assurance that we will be able to develop and operate San Sebastian beyond the known mine life as anticipated.

As further discussed in The Lucky Friday Segment section below, the union employees at Lucky Friday were on strike from March 13, 2017 until the strike ended on January 7, 2020. We expect re-staffing of the mine, which has commenced, to be completed in stages, with a return to full production expected by the end of 2020. However, the re-staffing process and ramp-up to full production could take longer or be more costly than anticipated, so there can be no assurance we will operate as anticipated.

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

Another challenge for us is the risk associated with environmental litigation and ongoing reclamation activities. As described Item 1A. Risk Factors and in Note 7 of Notes to Consolidated Financial Statements, it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans.  We are involved in various environmental legal matters and the estimate of our environmental liabilities and liquidity needs, as well as our strategic plans, may be significantly impacted as a result of these matters or new matters that may arise. We strive to ensure that our activities are conducted in compliance with applicable laws and regulations and attempt to resolve environmental litigation on terms as favorable to us as possible.

Reserve estimation is a major risk inherent in mining. Our reserve estimates, which underly our mining and investment plans, the valuation of a significant portion of our long-term assets, and depreciation, depletion and amortization expense, may change based on economic factors and actual production experience. Until ore is mined and processed, the volumes and grades of our reserves must be considered as estimates. Our reserves are depleted as we mine. Reserves can also change as a result of changes in economic and operating assumptions.

Results of Operations

Sales of products by metal for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Silver	$192,235	$144,609	$194,813
Gold	388,602	313,076	277,421
Lead	35,777	33,829	37,995
Zinc	89,656	99,800	104,023
Less: Smelter and refining charges	(33,004)	(24,177)	(36,477)
Sales of products	$673,266	$567,137	$577,775

The fluctuations in sales for 2019 compared to 2018 and 2017 were primarily due to:

•

Higher quantities of silver and gold sold, partially offset by lower lead and zinc quantities sold, in 2019 compared to 2018. Silver, lead and zinc sales volumes were lower, with gold quantities higher, in 2018 compared to 2017. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, The San Sebastian Segment, and The Nevada Operations Segment sections below for more information on metal production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Year Ended December 31,
		2019	2018	2017
Silver -	Ounces produced	12,605,234	10,369,503	12,484,844
	Payable ounces sold	11,548,373	9,254,385	11,308,958
Gold -	Ounces produced	272,873	262,103	232,684
	Payable ounces sold	275,060	247,528	219,929
Lead -	Tons produced	24,210	20,091	22,733
	Payable tons sold	19,746	16,214	17,960
Zinc -	Tons produced	58,857	56,023	55,107
	Payable tons sold	39,381	39,273	39,335

The difference between what we report as "ounces/tons produced" and "payable ounces/tons sold" is attributable to the difference between the quantities of metals contained in our products versus the portion of those metals actually paid for by our customers according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades which impact the amount of metals contained in concentrates produced and sold.

•

Average realized silver and gold prices were higher, with average realized lead and zinc prices lower, for 2019 compared to 2018. Average realized silver, lead and zinc prices were lower, with the average gold price higher, in 2019 compared to 2017. These price variances are illustrated in the table below.

		Average price for the year ended December 31,
		2019	2018	2017
Silver —	London PM Fix ($/ounce)	$16.20	$15.71	$17.05
	Realized price per ounce	16.65	15.63	17.23
Gold —	London PM Fix ($/ounce)	1,392	1,269	1,257
	Realized price per ounce	1,413	1,265	1,261
Lead —	LME Final Cash Buyer ($/pound)	0.91	1.02	1.05
	Realized price per pound	0.91	1.04	1.06
Zinc —	LME Final Cash Buyer ($/pound)	1.16	1.33	1.31
	Realized price per pound	1.14	1.27	1.32

Average realized prices differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with customers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metal prices each period through final settlement.  For 2019, we recorded net positive price adjustments to provisional settlements of $0.6 million compared to net negative price adjustments to provisional settlements of $3.8 million in 2018 and net positive adjustments of $0.7 million in 2017. The price adjustments related to silver, gold, zinc and lead contained in our concentrate sales were largely offset by gains and losses on forward contracts for those metals for each year (see Note 10 of Notes to Consolidated Financial Statements for more information).  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in products sold during the period.

For the year ended December 31, 2019, we reported a loss applicable to common stockholders of $100.1 million compared to losses of $27.1 million and $29.1 million in 2018 and 2017, respectively. The following factors contributed to those differences:

•

Gross loss of $45.6 million at our Nevada Operations unit in 2019 was higher than the loss of $15.8 million for five months in 2018 dating to our acquisition in July 2018. Gross loss at Casa Berardi of $24.7 million in 2019 compared to gross profit of $10.9 million in 2018 and $7.4 million in 2017. Gross profit at our San Sebastian unit in 2019 of $5.7 million was lower compared to $8.4 million in 2018 and $62.1 million in 2017. No gross profit at Lucky Friday in 2019 or 2018 compared to gross profit $6.4 million in 2017. Gross profit at Greens Creek in 2019 of $88.0 million was higher than $75.6 million in 2018 and $76.5 million in 2017. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, The San Sebastian Segment and The Nevada Operations Segment sections below.

•

Net loss on metal derivative contracts of $4.0 million in 2019 compared to a net gain of $40.3 million in 2018 and loss of $21.3 million in 2017. During the third quarters of 2019 and 2018, we settled, prior to their maturity date, base metal forward contracts in a gain position for cash proceeds to us of approximately $6.7 million and $32.8 million, respectively. These gains and losses are related to financially-settled forward contracts on forecasted production of zinc and lead (but not silver and gold) as part of a risk management program, and resulted from changes in zinc and lead prices during each period. In June 2019, we began utilizing financially-settled put option contracts to manage exposure of our forecasted future gold and silver sales to potential declines in market prices for those metals, and the net loss in 2019 include losses on the puts, primarily for deferred premiums. See Note 10 of Notes to Consolidated Financial Statements for more information.

•

Net foreign exchange loss of $8.2 million in 2019 compared to a gain of $10.3 million in 2018 and loss of $9.7 million in 2017. As discussed in Note 10 of Notes to Consolidated Financial Statements, in 2016 we initiated hedging programs to manage our exposure to fluctuations in the exchange rate between the USD and CAD and MXN and the impact on our future operating costs at our Casa Berardi and San Sebastian units.

•

Loss on disposition of properties, plants, equipment, and mineral interests of $4.6 million in 2019 compared to gains of $2.8 million and $6.0 million in 2018 and 2017, respectively. The loss in 2019 was related to disposition of our interest in the Fayolle exploration project in Quebec.

•

Interest expense, net of amounts capitalized, of $48.4 million in 2019 compared to $40.9 million in 2018 and $38.0 million in 2017. The interest is primarily related to our Senior Notes issued in April 2013, with the net proceeds used to partially fund the acquisition of Aurizon, and additional issuances in 2014 to satisfy the funding requirements for one of our defined benefit pension plans (see Notes 6 and 16 of Notes to Consolidated Financial Statements). The increase in 2019 was primarily due to $2.9 million in expense related to prepayment of the RQ Notes through issuance of shares of our common stock in December 2019, and additional amounts drawn on our revolving credit facility during 2019.

•

Income tax benefit of $24.1 million in 2019 compared to a benefit of $6.7 million in 2018 and a provision of $21.0 million in 2017. The provision in 2017 included a write-down of U.S. deferred tax assets, mainly due to a change to tax laws under the Tax Cuts and Jobs Act enacted in December 2017, and taxes related to our operations in Mexico and Quebec, partially offset by a benefit from a change in income tax position recognized in the first quarter of 2017 related to the timing of deduction of #4 Shaft development costs at Lucky Friday. See Corporate Matters and Note 5 of Notes to Consolidated Financial Statements for more information.

•

Suspension costs of $12.1 million in 2019 compared to $20.7 million in 2018 and $21.3 million in 2017. The cost for 2018 included $1.1 million related to curtailment of production at the Midas mine, with the other costs for 2018 and all costs for 2019 related to suspension at the Lucky Friday mine resulting from the strike that ended in early January 2020. The decrease in costs in 2019 was due to increased production, as discussed in The Lucky Friday Segment section below.

•	Acquisition costs of $0.6 million in 2019 compared to $10.0 million in 2018 and $25 thousand in 2017.

•

Research and development expense of $0.5 million in 2019 compared to $5.4 million in 2018 and $3.3 million in 2017, related to evaluation and development of technologies that would be new to our operations. The decrease in 2019 was due to capitalization and completion of fabrication of the remote vein miner.

•

Exploration and pre-development expense decreased to $19.1 million in 2019 from $40.6 million in 2018 and $29.0 million in 2017. Our activity in 2019 included a continuation of exploration work at our Greens Creek, San Sebastian, Casa Berardi and Nevada Operations units, but at lower spending levels. "Pre-development expense" is defined as costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of proven and probable reserves. Pre-development expense was primarily related to advancement of our Montanore and Rock Creek projects.

The Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2019	2018	2017
Sales	$299,722	$265,650	$278,297
Cost of sales and other direct production costs	(164,132)	(143,555)	(145,475)
Depreciation, depletion and amortization	(47,587)	(46,511)	(56,328)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(211,719)	(190,066)	(201,803)
Gross Profit	$88,003	$75,584	$76,494

Tons of ore milled	846,076	845,398	839,589
Production:
Silver (ounces)	9,890,125	7,953,003	8,351,882
Gold (ounces)	56,625	51,493	50,854
Zinc (tons)	56,805	55,350	52,547
Lead (tons)	20,112	18,960	17,996
Payable metal quantities sold:
Silver (ounces)	8,786,377	6,828,955	7,384,596
Gold (ounces)	47,934	43,135	42,222
Zinc (tons)	37,848	38,338	37,648
Lead (tons)	16,414	14,491	14,182
Ore grades:
Silver ounces per ton	14.64	12.16	12.88
Gold ounces per ton	0.10	0.09	0.09
Zinc percent	7.43	7.47	7.25
Lead percent	2.92	2.80	2.72
Mining cost per ton	$80.57	$71.37	$70.86
Milling cost per ton	$37.02	$33.53	$32.38
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$1.97	$(1.13)	$0.71
AISC, After By-Product Credits, per Silver Ounce (1)	$5.99	$5.58	$5.76

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

The $12.4 million increase in gross profit for 2019 compared to 2018 was due to higher silver, gold and lead sales volumes and higher average realized silver and gold prices, partially offset by lower zinc volume and lower average realized zinc and lead prices. The $11.5 million increase in gross profit for 2019 compared to 2017 was due to higher silver, gold, zinc and lead volumes and higher average realized gold prices, partially offset by lower average realized silver, zinc and lead prices. In addition, depreciation, depletion and amortization expense for 2019 was 16% lower compared to 2017 due to the timing of concentrate sales, the impact of higher reserves and lower metals production on units-of-production depreciation, and expiration of depreciable lives on previously-acquired assets.

Mining cost per ton for 2019 was higher than in 2018 and 2017 by 13% and 14%, respectively, due to higher costs for equipment maintenance, labor, power and consumables. Milling cost per ton for 2019 was higher than in 2018 and 2017 by 10% and 14%, respectively, primarily due to higher power costs resulting from reduced availability of hydroelectric power.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for 2019 compared to 2018 and 2017:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2019	2018	2017
Cash Cost, Before By-product Credits, per Silver Ounce	$21.12	$22.88	$22.54
By-product credits per silver ounce	(19.15)	(24.01)	(21.83)
Cash Cost, After By-product Credits, per Silver Ounce	$1.97	$(1.13)	$0.71

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2019	2018	2017
AISC, Before By-product Credits, per Silver Ounce	$25.14	$29.59	$27.59
By-product credits per silver ounce	(19.15)	(24.01)	(21.83)
AISC, After By-product Credits, per Silver Ounce	$5.99	$5.58	$5.76

Both Cash Costs and AISC, After By-product Credits, per Silver Ounce were higher in 2019 compared to 2018 and 2017 primarily due to lower by-product credits, partially offset by higher silver production, and in the case of AISC, lower exploration spending. Sustaining capital costs were also lower in 2019 compared to 2018, but were slightly higher compared to 2017.

Mining, milling and other costs decreased in 2019 compared to 2018 and 2017 on a per-ounce basis due primarily to higher silver production resulting from increased silver grades.

Treatment costs per ounce for 2019 were higher compared to 2018, but were lower compared to 2017. Treatment costs are impacted by silver production and price variances, as treatment costs include the value of silver not payable to us through the smelting and refining processes. The silver not payable to us is either recovered by the smelters through further processing or ultimately not recovered and included in the smelters' waste material. Treatment costs also include a price adjustment component that fluctuates with changes in base metal prices.

By-product credits per ounce were lower in 2019 compared to 2018 and 2017 due to lower zinc and lead prices, and higher silver production also reduced the credit per silver ounce.

The difference between what we report as "production" and "payable metal quantities sold" is attributable to the difference between the quantities of metals contained in our products versus the portion of those metals actually paid for by our customers according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades which impact the amount of metals contained in our products.

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

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2019	2018	2017
Sales	$16,621	$9,750	$21,555
Cost of sales and other direct production costs	(15,446)	(8,738)	(12,660)
Depreciation, depletion and amortization	(1,175)	(1,012)	(2,447)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(16,621)	(9,750)	(15,107)
Gross profit	$—	$—	$6,448

Tons of ore milled	57,091	17,309	70,718
Production:
Silver (ounces)	632,944	169,041	838,658
Lead (tons)	4,098	1,131	4,737
Zinc (tons)	2,052	673	2,560
Payable metal quantities sold:
Silver (ounces)	517,074	275,469	672,421
Lead (tons)	3,332	1,723	3,779
Zinc (tons)	1,532	935	1,688
Ore grades:
Silver ounces per ton	11.83	10.78	12.38
Lead percent	7.86	7.19	7.10
Zinc percent	4.25	4.20	4.01
Mining cost per ton	$—	$—	$106.75
Milling cost per ton	$—	$—	$21.71
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$—	$—	$5.81
AISC, After By-product Credits, Per Silver Ounce (1)	$—	$—	$12.48

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

The decrease in gross profit for 2019 and 2018 compared to 2017 was primarily due to reduced metal production resulting from the strike by unionized employees starting in mid-March 2017 and ending in early January 2020, discussed further below, and reduced concentrate shipments during the strike period. Silver production in 2019 and 2018 was also impacted by lower ore grades compared to 2017.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for 2017. Cash Cost, After By-product Credits, per Silver Ounce, AISC, After By-product Credits, per Silver Ounce, and mining and milling cost per ton are not presented for 2019 and 2018, as production was limited due to the strike and results are not comparable to those from 2017, and are not indicative of future operating results under full production.

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

Year Ended December 31,
2017
Cash Cost, Before By-product Credits, per Silver Ounce	$22.83
By-product credits per silver ounce	(17.02)
Cash Cost, After By-product Credits, per Silver Ounce	$5.81

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

Year Ended December 31,
2017
AISC, Before By-product Credits, per Silver Ounce	$29.50
By-product credits per silver ounce	(17.02)
AISC, After By-product Credits, per Silver Ounce	$12.48

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

Many of the employees at our Lucky Friday unit are represented by a union, and the previous collective bargaining agreement with the union expired on April 30, 2016. After voting against our new contract offer at the time, the unionized employees went on strike on March 13, 2017. They remained on strike until January 7, 2020, when the union ratified a new collective bargaining agreement. Production at Lucky Friday was suspended from the start of the strike until limited production by salaried personnel commenced in July 2017. Salaried personnel have continued to perform limited production and capital improvements. Cash suspension costs during the strike totaled $7.8 million, $14.6 million and $17.1 million in 2019, 2018 and 2017, respectively, which are combined with non-cash depreciation expense of $4.3 million, $5.0 million and $4.2 million, respectively, for those periods, in a separate line item on our consolidated statements of operations. These suspension costs are excluded from the calculation of gross profit, Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce, when presented. We expect re-staffing of the mine, which has commenced, to be completed in stages, with a return to full production by the end of 2020. However, the re-staffing process and ramp-up to full production could take longer or be more costly than anticipated.

See Note 7 of Notes to Consolidated Financial Statements for more information about a contingency related to ground water monitoring at the Lucky Friday mine in prior periods.

The Casa Berardi Segment

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2019	2018	2017
Sales	$192,944	$210,339	$192,165
Cost of sales and other direct production costs	(143,722)	(128,100)	(125,585)
Depreciation, depletion and amortization	(73,960)	(71,302)	(59,131)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(217,682)	(199,402)	(184,716)
Gross (loss) profit	$(24,738)	$10,937	$7,449
Tons of ore milled	1,378,065	1,375,718	1,296,224
Production:
Gold (ounces)	134,409	162,744	156,653
Silver (ounces)	31,540	38,086	36,566
Payable metal quantities sold:
Gold (ounces)	137,444	165,208	152,292
Silver (ounces)	25,320	40,131	35,191
Ore grades:
Gold ounces per ton	0.120	0.136	0.139
Silver ounces per ton	0.03	0.03	0.03
Mining cost per ton	$79.27	$74.44	$79.49
Milling cost per ton	$18.22	$15.84	$16.10
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,051	$800	$820
AISC, After By-product Credits, per Gold Ounce (1)	$1,354	$1,080	$1,174

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

Gross profit decreased in 2019 compared to 2018 and 2017 primarily due to lower gold production, resulting from lower ore grades, as anticipated, partially offset by higher average realized gold prices. Gold production was also impacted by lower mill throughput and recoveries during the first half of 2019 as a result of planned adjustments to a number of mill components to accommodate higher throughput, and the requirement for a new CIL tank drive train, which was installed in May 2019. Gross (loss) profit for 2019 and 2017 was also impacted by stripping costs incurred related to the initial development of the EMCP pit in 2017 and subsequent expansion in 2019. Stripping of the EMCP pit extension is ongoing and expected to be substantially complete in the third quarter 2020.

Gross profit for each year was also affected by depreciation expense, which increased in 2019 by 4% compared to 2018 and by 25% compared to 2017 due to an increase in assets placed in service and the impact of higher throughput on units-of-production depreciation. Milling costs per ton increased by 15% in 2019 compared to 2018 and by 13% compared to 2017 mainly due to higher costs for labor, contractors and consumables.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for 2019, 2018 and 2017:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Years Ended December 31,
	2019	2018	2017
Cash Cost, Before By-product Credits, per Gold Ounce	$1,055	$804	$824
By-product credits per gold ounce	(4)	(4)	(4)
Cash Cost, After By-product Credits, per Gold Ounce	$1,051	$800	$820

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Years Ended December 31,
	2019	2018	2017
AISC, Before By-product Credits, per Gold Ounce	$1,358	$1,084	$1,178
By-product credits per gold ounce	(4)	(4)	(4)
AISC, After By-product Credits, per Gold Ounce	$1,354	$1,080	$1,174

The increase in both Cash Cost and AISC, After By-product Credits, per Gold Ounce for 2019 compared to 2018 and 2017 was due to lower gold production, as anticipated, partially offset, in the case of AISC, by lower sustaining capital and exploration spending. Cash Cost, After By-product Credits, per Gold Ounce and AISC, After By-product Credits, per Gold Ounce for 2019 and 2017 were also impacted by stripping costs incurred during those years for development of the EMCP pit and subsequent extension.

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

The San Sebastian Segment

	Years Ended December 31,
	2019	2018	2017
Sales	$56,210	$50,224	$85,758
Cost of sales and other direct production costs	(40,737)	(37,213)	(21,007)
Depreciation, depletion and amortization	(9,772)	(4,602)	(2,693)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(50,509)	(41,815)	(23,700)
Gross profit	$5,701	$8,409	$62,058
Tons of ore milled	174,713	156,733	144,197
Production:
Silver (ounces)	1,868,884	2,037,072	3,257,738
Gold (ounces)	15,673	14,979	25,177
Payable metal quantities sold:
Silver (ounces)	2,006,076	1,985,230	3,216,750
Gold (ounces)	16,757	15,099	25,415
Ore grades:
Silver ounces per ton	11.78	14.07	23.91
Gold ounces per ton	0.106	0.11	0.185
Mining cost per ton	$111.11	$149.77	$36.77
Milling cost per ton	$65.74	$65.55	$67.52
Cash Cost, After By-product Credits, per Silver Ounce (1)	$8.02	$9.69	$(3.36)
AISC, After By-product Credits, per Silver Ounce (1)	$12.10	$14.68	$(0.26)

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

The decrease in gross profit in 2019 compared to 2018 and 2017 was due to planned lower silver production, due to lower ore grades, partially offset by higher realized gold prices. Gold production was also lower in 2019 compared to 2017, as anticipated. Realized silver prices for 2019 were higher compared to 2018, but lower compared to 2017. The ore processed in the first quarter of 2018 and all of 2017 came from higher grade deposits mined from shallow open pits. Production from the existing open pits was substantially completed in December 2017; however, during the first quarter of 2018, mill throughput primarily came from ore stockpiled from the open pits. In January 2017, we started development of a new underground portal and rehabilitation of historic underground infrastructure to facilitate underground production. Ore production from underground began in the first quarter of 2018 and has continued since that time. The underground ore production has lower grades than the open pits.

Mining cost per ton was lower in 2019 by 26% compared to 2018 primarily due to higher tonnage. Mining cost per ton was higher in 2019 by 202% compared to 2017 due to the transition of production from shallow open pits to underground.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for the years ended December 31, 2019, 2018 and 2017:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Years ended December 31,
	2019	2018	2017
Cash Cost, Before By-product Credits, per Silver Ounce	$19.77	$19.07	6.35
By-product credits per silver ounce	(11.75)	(9.38)	(9.71)
Cash Cost, After By-product Credits, per Silver Ounce	$8.02	$9.69	$(3.36)

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2019	2018	2017
AISC, Before By-product Credits, per Silver Ounce	$23.85	$24.06	$9.45
By-product credits per silver ounce	(11.75)	(9.38)	(9.71)
AISC, After By-product Credits, per Silver Ounce	$12.10	$14.68	$(0.26)

The decrease in Cash Cost, After By-product Credits, per Silver Ounce in 2019 compared to 2018 was primarily due to higher by-product credits on a per-ounce basis. Higher by-product credits and lower exploration spending, partially offset by higher sustaining capital, resulted in the decrease in AISC, After By-product Credits, per Silver Ounce in 2019 compared to 2018. The increase in Cash Cost, After By-product Credits, per Silver Ounce in 2019 compared to 2017 is due to lower silver production and higher mining costs as a result of transitioning from open pit to underground mining, partially offset by higher by-product credits on a per-ounce basis. The same factors, partially offset by lower exploration spending, resulted in higher AISC, After By-product Credits, per Silver Ounce in 2019 compared to 2017.

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

In mid-2018, we commenced development work to obtain a bulk sample from the Hugh Zone, which was discovered in 2005 and is the deeper sulfide extension of the past-producing Francine vein. We entered into a toll milling agreement with another company to process our sulfide ore and processing of the bulk sample material commenced in 2019. If testing of the bulk sample is successful, we believe production from the Hugh Zone has the potential to extend the mine life at San Sebastian.

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

Dollars are in thousands (except per ounce and per ton amounts)	Year Ended December 31,
	2019	2018
Sales	$107,769	$31,174
Cost of sales and other direct production costs	(86,312)	(36,388)
Depreciation, depletion and amortization	(67,024)	(10,617)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(153,336)	(47,005)
Gross loss	$(45,567)	$(15,831)
Tons of ore milled	210,397	116,383
Production:
Gold (ounces)	66,166	32,887
Silver (ounces)	181,741	172,301
Payable metal quantities sold:
Gold (ounces)	72,924	24,086
Silver (ounces)	213,526	124,600
Ore grades:
Gold ounces per ton	0.361	0.328
Silver ounces per ton	1.64	2.06
Mining cost per ton	$170.85	$216.80
Milling cost per ton	$83.20	$74.91
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,096	$1,221
AISC, After By-product Credits, per Gold Ounce (1)	$1,527	$1,950

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

The higher gross loss in 2019 compared to 2018 is primarily the result of reporting a full year of operating results in 2019, after acquisition of Nevada Operations in July 2018. Cost of sales and other direct production costs for 2019 and the period from July 20 to December 31, 2018 includes write-downs totaling approximately $37.1 million and $8.2 million, respectively, of the values of stockpile, in-process and finished goods inventory to their net realizable value.

Mining costs per ton were lower by 21% for 2019 compared to 2018 due to higher tonnage and lower costs for labor, contractors and consumables. Milling costs per ton were higher by 11% for 2019 compared to 2018 due to higher labor costs, partially offset by higher tonnage.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for 2019 and 2018:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Year Ended December 31,
	2019	2018
Cash Cost, Before By-product Credits, per Gold Ounce	$1,140	$1,297
By-product credits per gold ounce	(44)	(76)
Cash Cost, After By-product Credits, per Gold Ounce	$1,096	$1,221

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Year Ended December 31,
	2019	2018
AISC, Before By-product Credits, per Gold Ounce	$1,571	$2,026
By-product credits per gold ounce	(44)	(76)
AISC, After By-product Credits, per Gold Ounce	$1,527	$1,950

The decrease in Cash Cost, Before By-product Credits, per Gold Ounce in 2019 compared to 2018 is due to lower mining costs on a per-ounce basis, due primarily to lower costs and increased gold production resulting from higher ore grades and mill throughput. The same factors, along with lower exploration spending, partially offset by higher sustaining capital spending, resulted in the decrease in AISC, After By-product Credits, per Gold Ounce in 2019 compared to 2018.

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

Because total production and capital costs had exceeded sales since acquisition, we conducted a review of our Nevada operations during the second quarter of 2019. The review resulted in (i) a plan to limit near-term mining at Fire Creek to areas where development has already been completed and (ii) suspension of production and development of the Hatter Graben project at Hollister, resulting in lower anticipated near-term production and capitalized development costs. We determined this review and the resulting plans represented a triggering event requiring an assessment of recoverability of the carrying value of our long-lived assets ("carrying value assessment") in Nevada.  In our carrying value assessment, our estimate of undiscounted future cash flows and the estimated value of mineral interests exceeded the carrying value of the Nevada assets, and we concluded impairment was not indicated, as of June 30, 2019.  Estimates of undiscounted future cash flows are dependent upon, among other factors, estimates of: (i) metals to be extracted and recovered from proven and probable ore reserves and identified mineralization beyond proven and probable reserves, (ii) future operating and capital costs, and (iii) future metals prices. Over the remainder of 2019, we continued to pursue third-party ore processing arrangements with the potential to reduce transportation and milling costs. Additionally, we have commenced studies of the assets in order to determine how to mine them with lower costs. There were no subsequent events or changes in circumstances during the remainder of 2019 that indicated the carrying value of our long-term asset in Nevada were not recoverable. Recoverability of carrying value will be contingent upon the favorable resolution of operational issues, including, but not limited to: (i) ore grade control, (ii) mill recoveries and reconciliation, (iii) the potential availability of third-party processing of ore produced at the Fire Creek mine, (iv) availability of sufficient resources (including funding) to resume and complete necessary development work and drilling on a timely basis, (v) hydrological studies and (vi) permitting. Based on the current mine plan, mining at Fire Creek in areas where development has already been completed is expected to continue until mid-2020.

Our estimates of undiscounted future cash flows for our Nevada assets are most sensitive to (i) changes in metal prices and (ii) estimates of metals to be extracted and recovered. If events or changes occur that adversely affect our estimate of undiscounted future cash flows from our Nevada assets, including (i) an increase in expected costs, (ii) a sustained decline in gold prices, or (iii) suspension of production and placement of our Nevada operations on care-and-maintenance due to the inability to resolve the operational issues identified in the preceding paragraph in a timely manner, or other factors, we may be required to again perform a carrying value assessment for our Nevada assets. If a future assessment indicates the carrying value of the assets exceeds the estimated undiscounted future cash flows, an impairment loss, which could be material, would be recognized for the difference between the carrying value and fair value of the assets. The estimate of potential impairment involves significant judgment and assumptions, and no assurance can be given as to whether we will recognize an impairment in the future or the amount of a potential impairment. The carrying value of our properties, plants, equipment and mineral interests in Nevada as of December 31, 2019 was $511.4 million, consisting of the following (in millions):

Value beyond proven and probable reserves	$382.2
Mills and tailings facilities	43.8
Development	32.1
Buildings and equipment	28.5
Mineral properties	18.8
Asset retirement obligation asset	3.1
Land	2.9
Total	$511.4

See Item 1A. Risk Factors - Operating, Development, Exploration and Acquisition Risks for a discussion of certain risks relating to our recent and ongoing analysis of the carrying value of the Nevada assets.

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans provide a significant benefit to our employees, but represent a significant liability to us. During 2019, the underfunded status of our plans changed from a liability of $48.3 million at the first of the year to a liability of $56.8 million at the end of the year. The increased liability was attributable to service costs, interest costs, and amortization of actuarial losses that, collectively, exceeded contributions to the plans and returns on plan assets. In May 2019, we contributed a total of approximately $3.6 million in shares of our common stock to our defined benefit pension plans. We expect to contribute a total of $6.8 million to our defined benefit plans in 2020. See Note 8 of Notes to Consolidated Financial Statements for more information.  While the economic variables which will determine future cash requirements are uncertain, we expect contributions to increase in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness.

Income Taxes

On July 20, 2018, we acquired all of the issued and outstanding common shares of Klondex in a taxable stock acquisition. Klondex was a Canadian holding company which was amalgamated into our Canadian acquisition entity to form Klondex Mines Unlimited Liability Company (“KMULC”), a Canadian unlimited liability company. KMULC is the Canadian parent of a U.S. consolidated group located in Nevada (the "Nevada U.S. Group"). We filed an election to treat KMULC as a corporation. As a result of KMULC's parent U.S. corporate status, the Nevada U.S. Group did not join the existing U.S. consolidated tax group for Hecla Mining Company and subsidiaries (“Hecla U.S.”). A net deferred tax liability of $59.5 million was recorded for the estimated tax impact of the fair value of assets acquired in excess of carryover tax basis. See Note 15 of Notes to Consolidated Financial Statements for additional information regarding the acquisition.

Each reporting period we assess our deferred tax balance based on a review of long-range forecasts and quarterly activity.  We recognized a full valuation allowance on our separate Hecla U.S. consolidated group net deferred tax assets at the end of 2017 based on results of tax law changes and maintain a full valuation allowance on Hecla U.S. group net deferred tax assets at December 31, 2019. The Nevada U.S. Group has a partial valuation allowance related to net operating losses incurred prior to Hecla's acquisition of Klondex. There were no changes to the Nevada U.S. Group valuation allowance in the year ended December 31, 2019.

Our net U.S. deferred tax liability for the Nevada U.S. Group at December 31, 2019 was $38.3 million compared to the $63.2 million net deferred tax liability at December 31, 2018. The $24.9 million decrease includes $9.8 million related to an adjustment to the purchase price allocation for the July 2018 acquisition of Klondex (see Note 15 of Notes to Consolidated Financial Statements and $15.1 million for current period activity in Nevada. The deferred tax liability is primarily related to the excess of the carrying value of the mineral resource assets over the tax bases of those assets for U.S. tax reporting.

Our net Canadian deferred tax liability at December 31, 2019 was $99.9 million, a decrease of $10.4 million from the $110.3 million net deferred tax liability at December 31, 2018. The deferred tax liability is primarily related to the excess of the carrying value of the mineral resource assets over the tax bases of those assets for Canadian tax reporting.

Our Mexican net deferred tax asset at December 31, 2019 was $3.5 million, an increase of $1.5 million from the net deferred tax asset of $2.0 million at December 31, 2018. A $2.1 million valuation allowance remains on deferred tax assets in Mexico.

As a result of the Tax Cuts and Jobs Act enacted in December 2017 ("TCJ Act"), our Alternative Minimum Tax ("AMT") credit carryforward of $10.7 million became partially refundable through 2020 and fully refundable in 2021. In December 2018, the U.S. government determined refunds of AMT credit carried forward will not be subject to sequestration; therefore, the valuation allowance was removed for $0.6 million. $8.4 million of the AMT credit carry forward is classified as a current receivable and $2.3 million is classified as a long-term receivable.

As discussed in Note 5 of Notes to Consolidated Financial Statements, our effective tax rate for 2019 was 19% compared to 20% for 2018. We are subject to income taxes in the United States and other foreign jurisdictions. The overall effective tax rate will continue to be dependent upon the geographic distribution of our earnings in different jurisdictions, the U.S. deduction for percentage depletion, and fluctuation in foreign currency exchange rates. As a result, the 2020 effective tax rate could vary significantly from that of 2019. The other relevant provisions of the TCJ Act that became effective in 2018 consist of global intangible low-taxed income (GILTI) tax and base erosion and anti-abuse tax (BEAT); however, these provisions have not materially impacted us.

Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations at the Greens Creek, Lucky Friday, San Sebastian, Casa Berardi and Nevada Operations units and for the Company for the years ended December 31, 2019, 2018 and 2017.

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

The Casa Berardi, Nevada Operations and combined gold properties information below reports Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce for the production of gold, their primary product, and by-product revenues earned from silver, which is a by-product at Casa Berardi and the Nevada Operations. Only costs and ounces produced relating to units with the same primary product are combined to represent Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce. Thus, the gold produced at our Casa Berardi and Nevada Operations units is not included as a by-product credit when calculating Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for the total of Greens Creek, Lucky Friday and San Sebastian, our combined silver properties. Similarly, the silver produced at our other three units is not included as a by-product credit when calculating the gold metrics for Casa Berardi and the Nevada Operations. As depicted in the tables below, by-product credits from the silver production at our primary gold properties comprise an element of our gold unit cost structure.

In thousands (except per ounce amounts)	Year Ended December 31, 2019
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$211,719	$16,621	$50,509		$278,849
Depreciation, depletion and amortization	(47,587)	(1,175)	(9,772)		(58,534)
Treatment costs	48,487	2,884	760		52,131
Change in product inventory	(1,155)	1,016	(2,953)		(3,092)
Reclamation and other costs	(2,523)	—	(1,588)		(4,111)
Lucky Friday cash costs excluded	—	(19,346)	—		(19,346)
Cash Cost, Before By-product Credits (1)	208,941	—	36,956		245,897
Reclamation and other costs	2,949	—	492		3,441
Exploration	982	—	4,667	1,332	6,981
Sustaining capital	35,829	—	2,461	108	38,398
General and administrative	—	—	—	35,832	35,832
AISC, Before By-product Credits (1)	248,701	—	44,576	37,272	330,549
By-product credits:
Zinc	(91,435)	—			(91,435)
Gold	(69,391)	—	(21,960)		(91,351)
Lead	(28,589)	—			(28,589)
Total By-product credits	(189,415)	—	(21,960)		(211,375)
Cash Cost, After By-product Credits	$19,526	$—	$14,996		$34,522
AISC, After By-product Credits	$59,286	$—	$22,616	$37,272	$119,174
Divided by silver ounces produced	9,890	—	1,869		11,759
Cash Cost, Before By-product Credits, per Silver Ounce	$21.12	$—	$19.77		$20.91
By-product credits per ounce	(19.15)	—	(11.75)		(17.98)
Cash Cost, After By-product Credits, per Silver Ounce	$1.97	$—	$8.02		$2.93
AISC, Before By-product Credits, per Silver Ounce	$25.14	$—	$23.85		$28.11
By-product credits per ounce	(19.15)	—	(11.75)		(17.98)
AISC, After By-product Credits, per Silver Ounce	$5.99	$—	$12.10		$10.13

In thousands (except per ounce amounts)	Year Ended December 31, 2019
	Casa Berardi	Nevada Operations	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$217,682	$153,336	$371,018
Depreciation, depletion and amortization	(73,960)	(67,024)	(140,984)
Treatment costs	1,876	158	2,034
Change in product inventory	(3,371)	(9,008)	(12,379)
Reclamation and other costs	(515)	(2,019)	(2,534)
Cash Cost, Before By-product Credits (1)	141,712	75,443	217,155
Reclamation and other costs	515	1,512	2,027
Exploration	3,450	2,333	5,783
Sustaining capital	36,825	24,652	61,477
AISC, Before By-product Credits (1)	182,502	103,940	286,442
By-product credits:
Silver	(508)	(2,922)	(3,430)
Total By-product credits	(508)	(2,922)	(3,430)
Cash Cost, After By-product Credits	$141,204	$72,521	$213,725
AISC, After By-product Credits	$181,994	$101,018	$283,012
Divided by gold ounces produced	134	66	200
Cash Cost, Before By-product Credits, per Gold Ounce	$1,055	$1,140	$1,083
By-product credits per ounce	(4)	(44)	(17)
Cash Cost, After By-product Credits, per Gold Ounce	$1,051	$1,096	$1,066
AISC, Before By-product Credits, per Gold Ounce	$1,358	$1,571	$1,428
By-product credits per ounce	(4)	(44)	(17)
AISC, After By-product Credits, per Gold Ounce	$1,354	$1,527	$1,411

In thousands (except per ounce amounts)	Year Ended December 31, 2019
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$278,849	$371,018	$649,867
Depreciation, depletion and amortization	(58,534)	(140,984)	(199,518)
Treatment costs	52,131	2,034	54,165
Change in product inventory	(3,092)	(12,379)	(15,471)
Reclamation and other costs	(4,111)	(2,534)	(6,645)
Lucky Friday cash costs excluded	(19,346)	—	(19,346)
Cash Cost, Before By-product Credits (1)	245,897	217,155	463,052
Reclamation and other costs	3,441	2,027	5,468
Exploration	6,981	5,783	12,764
Sustaining capital	38,398	61,477	99,875
General and administrative	35,832	—	35,832
AISC, Before By-product Credits (1)	330,549	286,442	616,991
By-product credits:
Zinc	(91,435)	—	(91,435)
Gold	(91,351)	—	(91,351)
Lead	(28,589)	—	(28,589)
Silver		(3,430)	(3,430)
Total By-product credits	(211,375)	(3,430)	(214,805)
Cash Cost, After By-product Credits	$34,522	$213,725	$248,247
AISC, After By-product Credits	$119,174	$283,012	$402,186
Divided by ounces produced	11,759	200
Cash Cost, Before By-product Credits, per Ounce	$20.91	$1,083
By-product credits per ounce	(17.98)	(17)
Cash Cost, After By-product Credits, per Ounce	$2.93	$1,066
AISC, Before By-product Credits, per Ounce	$28.11	$1,428
By-product credits per ounce	(17.98)	(17)
AISC, After By-product Credits, per Ounce	$10.13	$1,411

In thousands (except per ounce amounts)	Year Ended December 31, 2018
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$190,066	$9,750	$41,815		$241,631
Depreciation, depletion and amortization	(46,511)	(1,012)	(4,602)		(52,125)
Treatment costs	38,174	839	807		39,820
Change in product inventory	3,087	(2,330)	2,385		3,142
Reclamation and other costs	(2,911)	—	(1,559)		(4,470)
Lucky Friday cash costs excluded	—	(7,247)	—		(7,247)
Cash Cost, Before By-product Credits (1)	181,905	—	38,846		220,751
Reclamation and other costs	3,397	—	419		3,816
Exploration	3,151	—	7,792	1,959	12,902
Sustaining capital	46,864	—	1,947	1,495	50,306
General and administrative	—	—	—	36,542	36,542
AISC, Before By-product Credits (1)	235,317	—	49,004	39,996	324,317
By-product credits:
Zinc	(103,096)	—	—		(103,096)
Gold	(57,316)	—	(19,100)		(76,416)
Lead	(30,512)	—	—		(30,512)
Total By-product credits	(190,924)	—	(19,100)		(210,024)
Cash Cost, After By-product Credits	$(9,019)	$—	$19,746		$10,727
AISC, After By-product Credits	$44,393	$—	$29,904	$39,996	$114,293
Divided by ounces produced	7,953	—	2,037		9,990
Cash Cost, Before By-product Credits, per Ounce	$22.88	$—	$19.07		$22.10
By-product credits per ounce	(24.01)	—	(9.38)		(21.02)
Cash Cost, After By-product Credits, per Ounce	$(1.13)	$—	$9.69		$1.08
AISC, Before By-product Credits, per Ounce	$29.59	$—	$24.06		$32.46
By-product credits per ounce	(24.01)	—	(9.38)		(21.02)
AISC, After By-product Credits, per Ounce	$5.58	$—	$14.68		$11.44

In thousands (except per ounce amounts)	Year Ended December 31, 2018
	Casa Berardi	Nevada Operations (4)	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$199,402	$47,005	$246,407
Depreciation, depletion and amortization	(71,302)	(10,617)	(81,919)
Treatment costs	2,068	90	2,158
Change in product inventory	1,205	7,138	8,343
Reclamation and other costs	(558)	(954)	(1,512)
Cash Cost, Before By-product Credits (1)	130,815	42,662	173,477
Reclamation and other costs	558	567	1,125
Exploration	4,277	6,345	10,622
Sustaining capital	40,711	17,079	57,790
AISC, Before By-product Credits (1)	176,361	66,653	243,014
By-product credits:
Silver	(597)	(2,512)	(3,109)
Total By-product credits	(597)	(2,512)	(3,109)
Cash Cost, After By-product Credits	$130,218	$40,150	$170,368
AISC, After By-product Credits	$175,764	$64,141	$239,905
Divided by ounces produced	163	33	196
Cash Cost, Before By-product Credits, per Ounce	$804	$1,297	$887
By-product credits per ounce	(4)	(76)	(16)
Cash Cost, After By-product Credits, per Ounce	$800	$1,221	$871
AISC, Before By-product Credits, per Ounce	$1,084	$2,026	$1,242
By-product credits per ounce	(4)	(76)	(16)
AISC, After By-product Credits, per Ounce	$1,080	$1,950	$1,226

In thousands (except per ounce amounts)	Year Ended December 31, 2018
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$241,631	$246,407	$488,038
Depreciation, depletion and amortization	(52,125)	(81,919)	(134,044)
Treatment costs	39,820	2,158	41,978
Change in product inventory	3,142	8,343	11,485
Reclamation and other costs	(4,470)	(1,512)	(5,982)
Lucky Friday cash costs excluded	(7,247)	—	(7,247)
Cash Cost, Before By-product Credits (1)	220,751	173,477	394,228
Reclamation and other costs	3,816	1,125	4,941
Exploration	12,902	10,622	23,524
Sustaining capital	50,306	57,790	108,096
General and administrative	36,542	—	36,542
AISC, Before By-product Credits (1)	324,317	243,014	567,331
By-product credits:
Zinc	(103,096)	—	(103,096)
Gold	(76,416)	—	(76,416)
Lead	(30,512)	—	(30,512)
Silver	—	(3,109)	(3,109)
Total By-product credits	(210,024)	(3,109)	(213,133)
Cash Cost, After By-product Credits	$10,727	$170,368	$181,095
AISC, After By-product Credits	$114,293	$239,905	$354,198
Divided by ounces produced	9,990	196
Cash Cost, Before By-product Credits, per Ounce	$22.10	$887
By-product credits per ounce	(21.02)	(16)
Cash Cost, After By-product Credits, per Ounce	$1.08	$871
AISC, Before By-product Credits, per Ounce	$32.46	$1,242
By-product credits per ounce	(21.02)	(16)
AISC, After By-product Credits, per Ounce	$11.44	$1,226

In thousands (except per ounce amounts)	Year Ended December 31, 2017
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver	Casa Berardi (Gold)	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$201,803	$15,107	$23,700		$240,610	$184,716	$425,326
Depreciation, depletion and amortization	(56,328)	(2,447)	(2,693)		(61,468)	(59,131)	(120,599)
Treatment costs	47,774	4,759	1,185		53,718	2,432	56,150
Change in product inventory	(2,247)	1,853	(55)		(449)	1,466	1,017
Reclamation and other costs	(2,716)	(115)	(1,467)		(4,298)	(476)	(4,774)
Cash Cost, Before By-product Credits (1)	188,286	19,157	20,670		228,113	129,007	357,120
Reclamation and other costs	2,666	217	468		3,351	475	3,826
Exploration	4,265	(1)	6,879	1,825	12,968	4,351	17,319
Sustaining capital	35,255	5,377	2,770	2,716	46,118	50,664	96,782
General and administrative	—	—	—	35,611	35,611	—	35,611
AISC, Before By-product Credits (1)	230,472	24,750	30,787	40,152	326,161	184,497	510,658
By-product credits:
Zinc	(96,950)	(4,914)	—		(101,864)	—	(101,864)
Gold	(55,694)	—	(31,625)		(87,319)	—	(87,319)
Lead	(29,717)	(9,367)	—		(39,084)	—	(39,084)
Silver	—	—	—			(614)	(614)
Total By-product credits	(182,361)	(14,281)	(31,625)		(228,267)	(614)	(228,881)
Cash Cost, After By-product Credits	$5,925	$4,876	$(10,955)		$(154)	$128,393	$128,239
AISC, After By-product Credits	$48,111	$10,469	$(838)	$40,152	$97,894	$183,883	$281,777
Divided by ounces produced	8,352	839	3,258		12,449	157
Cash Cost, Before By-product Credits, per Ounce	$22.54	$22.83	$6.35		$18.33	$824
By-product credits per ounce	(21.83)	(17.02)	(9.71)		(18.34)	(4)
Cash Cost, After By-product Credits, per Ounce	$0.71	$5.81	$(3.36)		$(0.01)	$820
AISC, Before By-product Credits, per Ounce	$27.59	$29.50	$9.45		$26.20	$1,178
By-product credits per ounce	(21.83)	(17.02)	(9.71)		(18.34)	(4)
AISC, After By-product Credits, per Ounce	$5.76	$12.48	$(0.26)		$7.86	$1,174

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

(2)

The unionized employees at Lucky Friday were on strike from March 2017 until January 2020, and production at Lucky Friday has been limited since the strike began. For 2019, 2018 and 2017, cash costs related to suspension of full production totaling approximately $7.8 million, $14.6 million and $17.1 million, respectively, along with $4.3 million, $5.0 million and $4.2 million, respectively, in non-cash depreciation expense for that period, have been excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

(3)	AISC, Before By-product Credits for our consolidated silver properties includes corporate costs for general and administrative expense, exploration and sustaining capital.

(4)	The Nevada Operations were acquired on July 20, 2018 as a result of the acquisition of Klondex (see Note 15 of Notes to Consolidated Financial Statement for more information).

Reconciliation of Net (Loss) Income (GAAP) to Earnings Before Interest, Taxes, Depreciation, and Amortization (non-GAAP)

The non-GAAP measure of earnings before interest, taxes, depreciation, and amortization ("EBITDA") is calculated as net (loss) income before the following items: interest expense, income tax provision (benefit), and depreciation, depletion, and amortization expense. Management believes that, when presented in conjunction with net loss (income), the most comparable GAAP measure, EBITDA is useful to investors in evaluating our operating performance. The table below presents reconciliations between the non-GAAP measure of EBITDA and the GAAP measure of net (loss) income for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 (in thousands).

	Year ended December 31,
	2019	2018	2017	2016	2015
Net (loss) income (GAAP)	$(99,557)	$(26,563)	$(28,520)	$61,569	$(94,738)
Interest expense, net of amount capitalized(1)	48,447	40,944	38,012	21,796	25,389
Income tax provision (benefit)	(24,101)	(6,701)	20,963	28,090	56,999
Depreciation, depletion, and amortization	204,475	140,905	126,467	124,918	119,293

EBITDA	$129,264	$148,585	$156,922	$236,373	$106,943

(1)

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021, and issued additional Senior Notes in 2014 to fund one of our defined benefit pension plans. The Senior Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for. Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. In addition, on March 5, 2018, we issued CAD$40 million (approximately USD$30.8 million at the time of issuance) in aggregate principal amount of our RQ Notes. In December 2019, we prepaid the obligation related to the RQ Notes through issuance of approximately 10.7 million shares of our common stock. The RQ Notes bore interest at a rate of 4.68% per year from the date of original issuance or from the most recent payment date to which interest had been paid or provided for. Interest on the RQ Notes was payable on May 1 and November 1 of each year, commencing May 1, 2018. See Note 6 of Notes to Consolidated Financial Statements for more information.

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents held in U.S. dollars	$50.3	$15.7	$168.0
Cash and cash equivalents held in foreign currency	12.2	11.7	18.1
Total cash and cash equivalents	62.5	27.4	186.1
Marketable debt securities, current	—	—	33.8
Marketable equity securities, non-current	6.2	6.6	7.6
Total cash, cash equivalents and investments	$68.7	$34.0	$227.5

Cash and cash equivalents increased by $35.1 million in 2019 as a result of the activity discussed below. Cash and cash equivalents held in foreign currencies represents balances in CAD and MXN, with the $0.5 million increase in 2019 resulting from an increase in CAD held. The value of non-current marketable equity securities decreased by $0.4 million (see Note 2 of Notes to Consolidated Financial Statements for more information).

As further discussed in Note 15 of Notes to Consolidated Financial Statements, on July 20, 2018, we completed the acquisition Klondex for total consideration of approximately $413.9 million, consisting of $252.2 million in shares of our common stock and warrants to purchase shares of our common stock and $161.7 million in cash. Klondex had cash, cash equivalents and restricted cash not relating to their Canadian assets of approximately $22.4 million and $35.0 million drawn on their revolving credit facility at the time of the acquisition. We paid off the amount drawn on the Klondex revolving credit facility in July 2018.

As discussed in Note 6 of Notes to Consolidated Financial Statements, on April 12, 2013, we completed an offering of Senior Notes in the total principal amount of US$500 million, which have a total principal balance of $506.5 million as of December 31, 2019. The Senior Notes are due May 1, 2021 and bear interest at a rate of 6.875% per year from the most recent payment date to which interest has been paid or provided for.  In addition, in March 2018 we entered into a note purchase agreement pursuant to which we issued our Series 2018-A Senior Notes due May 1, 2021 (the “RQ Notes”) for total principal of CAD$40 million (approximately USD$30.8 million at the time of the transaction) to Ressources Québec. In December 2019, we prepaid the obligation related to the RQ Notes through issuance of approximately 10.7 million shares of our common stock. Interest on the Senior Notes is payable on May 1 and November 1 of each year, and we have made all interest payments payable to date. Also, in July 2018 we entered into a new $250 million revolving credit facility, which was amended in July 2019 to, among other things, lower the amount available to be borrowed to $150 million until the earlier of (such date being the “Revolver Increase Date”) (i) our election to restore the amount available to $250 million following the fiscal quarter ending September 30, 2020 or (ii) our election to restore the amount available to $250 million by demonstrating two consecutive quarters of leverage ratio less than or equal to 4.00:1 beginning in the third quarter of 2019. In February 2020, we entered into an additional amendment to the credit facility that, subject to the earlier of refinancing our existing Senior Notes outstanding within the six-months from the date of that amendment (the “Successful Refinancing Date”) or the Revolver Increase Date, would, among other things, restore the amount available to be borrowed under the facility to $250 million. Interest is payable on amounts drawn from the revolving credit facility at a rate of between 2.25% and 4.00% over the London Interbank Offered Rate, or between 1.25% and 3.00% over an alternative base rate, with interest payable on March 31, June 30, September 30, and December 31 of each year. We are required to pay a standby fee of between 0.5625% and 1.0% per annum on undrawn amounts under the revolving credit agreement. There were no amounts drawn on the credit facility as of December 31, 2019.

As further discussed in The Lucky Friday Segment section above, the union employees at Lucky Friday were on strike from March 13, 2017 until the strike ended on January 7, 2020, and production at Lucky Friday has been limited since the start of the strike. We expect re-staffing of the mine, which has commenced, to be completed in stages, with a return to full production by the end of 2020. However, the re-staffing process and ramp-up to full production could take longer or be more costly than anticipated.

As discussed in Note 9 of Notes to Consolidated Financial Statements, in February 2016 we entered into an equity distribution agreement as part of an at-the-market equity offering program under which we could issue and sell shares of our common stock from time to time having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. During the fourth quarter of 2019, we sold the remaining shares available under that agreement, and as of December 31, 2019, we had sold 28,583,845 shares through the program for total net proceeds of $73.5 million, including 21,410,231 shares sold in the fourth quarter of 2019 for total net proceeds of approximately $49.0 million.

Pursuant to our common stock dividend policy described in Note 9 of Notes to Consolidated Financial Statements, our Board of Directors declared and paid dividends on common stock totaling $4.9 million in 2019 (including $1.3 million declared in November), $4.4 million in 2018, and $4.0 million in 2017. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and we cannot assure you that we will continue to declare and pay common stock dividends in the future.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we are in possession of any material non-public information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of December 31, 2019, 934,100 shares had been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at February 6, 2020, was $3.43 per share.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. We cannot assure you that such financing will be available to us.

We believe as a result of our cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and current and projected availability of our revolving credit facility, we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes (or other debt instruments, if the Senior Notes are refinanced), revolving credit facility (if amounts are drawn), capital expenditures at our operations, potential acquisitions of other mining companies or properties, regulatory matters, litigation, potential repurchases of our common stock under the program described above, and payment of dividends on common stock, if declared by our board of directors.  Throughout the second half of 2018 and all of 2019, we borrowed under our revolving credit facility in order to meet our ongoing working capital requirements. All amounts borrowed under the facility in 2018 and 2019 were repaid during those years, with no outstanding balance as of December 31, 2019. In 2020, we anticipate similarly borrowing under our credit facility. We currently estimate that a total of approximately $115 million will be spent on capital expenditures, primarily for equipment, infrastructure, and development at our mines, in 2020.  We also estimate that exploration and pre-development expenditures will total approximately $17.5 million in 2020. Our expenditures for these items and our related plans for 2020 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility, and other factors. A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans. See Item 1A. Risk Factors - An extended decline in metals prices, an increase in operating or capital costs, mine accidents or closures, increasing regulatory obligations, or our inability to convert exploration potential to reserves may cause us to record write-downs, which could negatively impact our results of operations and There is no assurance that our internal and external sources of liquidity will at all times be sufficient for our cash requirements.

	Year Ended December 31,
	2019	2018	2017
Cash provided by operating activities (in millions)	$120.9	$94.2	$115.9

Cash provided by operating activities increased by $26.7 million in 2019 compared to 2018. The increase was due to working capital and other operating asset and liability changes that resulted in a net cash addition of $10.1 million in 2019 compared to a reduction in cash of $10.6 million in 2018. Significant variances in working capital changes between 2019 and 2018 resulted from lower product inventory and reduced payment of accrued incentive compensation in cash, partially offset by higher accounts receivable and lower accounts payable. In addition to the positive net working capital variance, income, adjusted for non-cash items, was higher by $6.0 million due to lower exploration spending and Lucky Friday suspension related costs, partially offset by lower gross profit (see The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, The San Sebastian Segment and The Nevada Operations Segment sections above) and lower cash proceeds from settlement of base metal derivative contracts prior to their maturity date.

Cash provided by operating activities decreased by $21.7 million in 2018 compared to 2017. The decrease was due to income, adjusted for non-cash items, being lower by $50.6 million due to lower gross profit at San Sebastian and Lucky Friday, and a gross loss at the Nevada Operations acquired in July 2018 (see The San Sebastian Segment, The Lucky Friday Segment and The Nevada Operations Segment sections above), exploration costs being higher by $12.2 million, and $10.0 million in costs related to the acquisition of Klondex (discussed below), partially offset by cash proceeds of approximately $32.8 million for settlement of base metal derivative contracts prior to their maturity date. The lower income, adjusted for non-cash items, was partially offset by working capital and other operating asset and liability changes that resulted in a net reduction in cash of $10.6 million in 2018, which was less than the reduction in cash of $39.5 million in 2017. Significant variances in working capital changes between 2018 and 2017 resulted from lower accounts receivable due to the timing of concentrate shipments at Greens Creek and collection of U.S. income tax refunds and higher accounts payable due mainly to the addition of Nevada Operations and timing of capital expenditures at Lucky Friday and Casa Berardi, partially offset by higher inventory balances due to the addition of Nevada Operations and the timing of shipments at Greens Creek and San Sebastian.

	Year Ended December 31,
	2019	2018	2017
Cash used in investing activities (in millions)	$119.9	$236.5	$96.6

Capital expenditures were $121.4 million in 2019, excluding non-cash lease additions of $6.5 million, which was $15.5 million lower than capital expenditures in 2018. The decrease was primarily due to reduced spending at all of our operations with the exception of Nevada Operations. In 2018, we purchased bonds having maturities of greater than 90 days and less than 365 days with a cost basis of $31.2 million, and bonds valued at $64.9 million matured in 2018, with no such activity during 2019. We purchased marketable equity securities having a cost basis of $0.4 million and $0.8 million during 2019 and 2018, respectively, and sold marketable equity securities for proceeds of $1.8 million in 2019. During 2018, we received $4.4 million in insurance proceeds related to the collapse of the mill building at the Troy mine in February 2017 due to snow.

We had a cash outflow of $139.3 million for the acquisition of Klondex, net of the cash balance acquired, in July 2018. Capital expenditures were $136.9 million in 2018, excluding non-cash lease additions of $7.0 million, compared to $98.0 million, excluding $2.3 million in non-cash lease additions, in 2017. The increase was related to capital projects at the Nevada Operations unit acquired in July 2018 and higher expenditures at Greens Creek and Lucky Friday, partially offset by lower expenditures at Casa Berardi and San Sebastian. In 2017, we purchased bonds having maturities of greater than 90 days and less than 365 days with a cost basis of $55.0 million, and bonds valued at $50.0 million matured in 2017. We purchased marketable equity securities having a cost basis of $1.6 million in 2017. During 2017, we received $7.7 million in insurance proceeds related the building collapse at Troy.

	Year Ended December 31,
	2019	2018	2017
Cash provided by (used in) financing activities (in millions)	$33.2	$(14.9)	$(5.2)

During 2019, 2018, and 2017, we received $49.0 million, $6.7 million and $9.6 million, respectively, in net proceeds from the sale of shares of our common stock under the equity distribution agreement discussed above. In 2019 and 2018, we had aggregate draws of $279.5 million and $71.0 million, respectively, on our revolving credit facility, with repayments of the same amounts in those years. In 2018, we had additional borrowings of $30.8 million for the issuance of the RQ Notes in March 2018, which were repaid in 2019 through the issuance of shares of our common stock. In July 2018 we repaid the $35.0 million revolving credit facility balance assumed in the acquisition of Klondex. We had payments on debt of $0.5 million in 2017. We also paid cash dividends of $0.6 million on our Series B preferred stock during each year. We made payments on our finance leases of $7.2 million, $7.3 million, and $6.5 million in 2019, 2018, and 2017, respectively. We also purchased shares of our common stock for $2.2 million, $2.7 million, and $2.9 million in 2019, 2018, and 2017, respectively, as a result of our employees' election to utilize net share settlement to satisfy their tax withholding obligations related to incentive compensation paid in stock and vesting of restricted stock units. See Note 9 of Notes to Consolidated Financial Statements for more information.

Exchange rate fluctuations between the U.S. dollar and the Canadian dollar and Mexican peso resulted in an increase in our cash balance of $0.9 million during 2019, a decrease of $1.5 million during 2018 and an increase of $1.1 million in 2017.

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, outstanding purchase orders, certain capital expenditures, our credit facility, and lease arrangements as of December 31, 2019 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Purchase obligations (1)	$6,267	$—	$—	$—	$6,267
Commitment fees (2)	1,344	1,960	—	—	3,304
Contractual obligations (3)	52	—	—	—	52
Finance lease commitments (4)	5,866	6,961	622	—	13,449
Operating lease commitments (5)	5,861	6,781	3,252	2,918	18,812
Defined benefit pension plans (6)	6,800	—	—	—	6,800
Supplemental executive retirement plan (6)	622	1,380	1,831	7,155	10,988
Senior Notes (7)	34,822	518,107	—	—	552,929
Total contractual cash obligations	$61,634	$535,189	$5,705	$10,073	$612,601

(1)

Consists of open purchase orders of approximately $3.6 million at the Greens Creek unit, $1.6 million at the Lucky Friday unit, $0.3 million at the Casa Berardi unit, and $0.8 million at the Nevada Operations unit.

(2)

We have a $250 million revolving credit agreement under which we are required to pay a standby fee of between 0.5625% and 1.0% per annum on undrawn amounts. With the exception of $33.6 million in letters of credit outstanding, there was no amount drawn under the revolving credit agreement as of December 31, 2019. Because we do not know with any degree of certainty future borrowing needs, there are no additional amounts reflecting future potential obligations to repay borrowings under the credit agreement or related interest or standby fee charges. However, we may have additional amounts drawn under the credit agreement in the future, and the related obligations may differ from the amounts above. In July 2019, we amended the credit facility to, among other things, lower the amount available to be borrowed under it to $150 million until the earlier of (such date being the “Revolver Increase Date”) (i) our election to restore the amount available to $250 million following the fiscal quarter ending September 30, 2020 or (ii) our election to restore the amount available to $250 million by demonstrating two consecutive quarters of leverage ratio less than or equal to 4.00:1 beginning in the third quarter of 2019.  In February 2020, we entered into an additional amendment to the credit facility that, subject to the earlier of refinancing our existing Senior Notes outstanding within the six-months from the date of that amendment (the “Successful Refinancing Date”) or the Revolver Increase Date, would, among other things, restore the amount available to be borrowed under the facility to $250 million. For more information on our credit facility, see Note 6 of Notes to Consolidated Financial Statements.

(3)	As of December 31, 2019, we were committed to approximately $0.1 million in expenditures for various items.

(4)

Includes scheduled finance lease payments of $9.8 million, $0.6 million, $2.1 million and $1.0 million (including interest), respectively, for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods.  See Note 6 of Notes to Consolidated Financial Statements for more information.

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

(7)

On April 12, 2013, we completed an offering of $500 million in aggregate principal amount of our Senior Notes due May 1, 2021. The Senior Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for. Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013, and we have made all interest payments payable to date. Since the initial offering, we have issued an additional $6.5 million in aggregate principal amount of the Senior Notes to fund obligations under one of our defined benefit pension plans. See Note 6 of Notes to Consolidated Financial Statements for more information.

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At December 31, 2019, our liabilities for these matters totaled $108.4 million.  Future expenditures related to closure, reclamation and environmental expenditures at our other sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 4 of Notes to Consolidated Financial Statements and Item 1A. Risk Factors – Our environmental obligations may exceed the provisions we have made. As discussed in Note 7 of Notes to Consolidated Financial Statements, we are involved in various other legal proceedings which may result in obligations in excess of provisions we have made.

Off-Balance Sheet Arrangements

At December 31, 2019, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants, equipment and mineral interests, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown above in Item 1. – Business, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in exchange-traded funds, industrial demand, and consumer demand. Gold demand arises primarily from investment and consumer demand.  Investment demand for silver and gold can be influenced by several factors, including:  the value of the U.S. dollar and other currencies, changing U.S. budget deficits, widening availability of exchange-traded funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertainty related to the political environment in the U.S., Britain's exit from the European Union, U.S. and global trading policies (including tariffs), a global economic recovery, and recent uncertainty in China, could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  Consumer demand is driven significantly by demand for jewelry and other retail products. We believe that long-term industrial and economic trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer demand for silver and gold and industrial demand for silver.  However, China has recently experienced a lower rate of economic growth which could continue in the near term. There can be no assurance whether these trends will continue or how they will impact prices of the metals we produce. In the past, we have recorded impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

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

 Sales of concentrates sold directly to customers are recorded as revenues upon completion of the performance obligations and transfer of control of the product to the customer (generally at the time of shipment) using estimated forward metals prices for the estimated month of settlement. Due to the time elapsed between shipment of concentrates to the customer and final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales and trade accounts receivable are adjusted to estimated settlement prices until final settlement by the customer. Changes in metals prices between shipment and final settlement result in changes to revenues and accounts receivable previously recorded upon shipment.  As a result, our trade accounts receivable balances related to concentrate sales are subject to changes in metals prices until final settlement occurs.  For more information, see Note 11 of Notes to Consolidated Financial Statements.

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

Mineral Reserves

Critical estimates are inherent in the process of determining our reserves. Our reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. See Item 2. – Properties above for the metals price assumptions used in our estimates of reserves as of December 31, 2019, 2018 and 2017. Our assessment of reserves occurs at least annually, and periodically utilizes external audits.

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

New Accounting Pronouncements

Accounting Standards Updates Adopted

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modified the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update was effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted the guidance effective January 1, 2019, and recognized a liability and right-of-use asset of $22.4 million as of that date for our identified operating leases. We elected the transition option to apply the new guidance as of that effective date without adjusting comparative periods presented. In the adoption of ASU No. 2016-02, we elected to not assess leases with terms less than twelve months in length. We also elected practical expedients which permitted us to forgo reassessing the following upon adoption: (i) whether any expired or existing contracts are or contain leases, (ii) the classification of leases as operating or capital under the previous accounting guidance, and (iii) treatment of initial indirect costs for any existing leases. In addition, we elected to not reassess whether land easements represent leases, as we did not treat them as leases under the previous guidance. See Note 6 for information on our leases.

In August 2017, the FASB issued ASU No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objective of the update is to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements, and simplify the application of existing hedge accounting guidance. The update was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We adopted this update as of January 1, 2019, and it did not have a material impact on our consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07 Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The update involves simplification of several aspects of accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718 to include nonemployee awards. The update was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We adopted this update as of January 1, 2019, and it did not have a material impact on our consolidated financial statements.

Accounting Standards Updates to Become Effective in Future Periods

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update changes how entities will record credit losses from an "incurred loss" approach to an "expected loss" approach. The update is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of this update, and do not expect its adoption to have a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The update removes several disclosure requirements, adds two new disclosure requirements, and clarifies other disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The update is effective for fiscal years ending after December 15, 2020, with early adoption permitted. We are evaluating the impact of this update on our disclosures involving our defined benefit pension plans.

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update contains a number of provisions intended to simplify the accounting for income taxes. The update is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are evaluating the impact of this update on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our exposure to market risks and risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at December 31, 2019 which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Item 1A. Risk Factors above).

Metals Prices

Changes in the market prices of silver, gold, lead and zinc can significantly affect our profitability and cash flow. As discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates, metals prices can fluctuate due to numerous factors beyond our control. As discussed below, we utilize financially-settled forward and put option contracts to manage our exposure to changes in prices for silver, gold, zinc and lead.

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our concentrates will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A. Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us).  At December 31, 2019, metals contained in concentrates and exposed to future price changes totaled approximately 2.5 million ounces of silver, 10,020 ounces of gold, 11,627 tons of zinc, and 4,939 tons of lead.  If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $9.3 million.  However, as discussed in Commodity-Price Risk Management below, we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales. Therefore, the impact of changes in prices on the value of concentrates sold would be substantially offset by a gain or loss on forward contracts.

Commodity-Price Risk Management

We may at times use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in market prices. Our risk management policy provides for up to 75% of our planned metals price exposure for five years into the future, with certain other limitations, to be covered under such programs that would establish a ceiling for prices to be realized on future sales. These instruments do, however, expose us to (i) credit risk in the event of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions.

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our Greens Creek concentrate shipments between the time of shipment and final settlement. In addition, we are using financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future Greens Creek concentrate shipments. The following tables summarize the quantities of metals committed under forward sales contracts at December 31, 2019 and December 31, 2018:

December 31, 2019	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2020 settlements	2,556	10	21,550	5,159	$17.20	$1,481	$1.04	$0.88
Contracts on forecasted sales
2020 settlements	—	—	441	11,740	N/A	N/A	$1.13	$0.98

December 31, 2018	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2019 settlements	842	4	18,450	2,700	$14.69	$1,260	$1.15	$0.89

In June 2019, we began using financially-settled put option contracts to manage the exposure of our forecasted future gold and silver sales to potential declines in market prices for those metals. These put contracts give us the option, but not the obligation, to realize established prices on quantities of silver and gold to be sold in the future. The following table summarizes the quantities of metals for which we have entered into put contracts and the average exercise prices as of December 31, 2019:

December 31, 2019	Ounces under contract (in 000's)		Average price per ounce
	Silver	Gold	Silver	Gold
	(ounces)	(ounces)	(ounces)	(ounces)
Contracts on forecasted sales
2020 settlements	5,700	130	$15.73	$1,435

These forward and put option contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.

At December 31, 2019, we recorded a current liability of $5.8 million, which is included in other current liabilities and is net of $2.1 million for contracts in a fair value current asset position.

We recognized a $1.3 million net loss during 2019 on the contracts utilized to manage exposure to changes in prices of metals that have been sold, which is included in sales of products, which includes losses of approximately $1.0 million on forward contracts and $0.3 million on put option contracts. The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales, both of which resulted from changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $4.0 million net loss during 2019 on the contracts utilized to manage exposure to changes in prices for forecasted future sales, which includes a loss of approximately $8.5 million primarily for deferred premiums on put option contracts, partially offset by a $4.5 million net gain on forward contracts. The net loss on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future sales, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net loss for 2019 is the result of deferred premiums on put option contracts and an increase in silver and gold prices, partially offset by the impact of a decline in zinc and lead prices. During the third quarters of 2019 and 2018, we settled, prior to their maturity date, contracts in a gain position for cash proceeds to us of approximately $6.7 million and $32.8 million, respectively. These programs, when utilized and the contracts are not settled prior to their maturity, are designed to mitigate the impact of potential future declines in silver, gold, zinc and lead prices from the price levels established in the contracts (see average price information above). When those prices increase compared to the contract prices, we incur losses on the contracts.

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates between the USD and CAD and MXN, respectively. We have determined the functional currency for our Canadian and Mexican operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD and MXN to USD are recorded to earnings each period. For the year ended December 31, 2019, we recognized a net foreign exchange loss of $8.2 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at December 31, 2019 would have resulted in a change of approximately $10.6 million in our net foreign exchange gain or loss. A 10% change in the exchange rate between the USD and MXN from the rate at December 31, 2019 would have resulted in a change of approximately $0.7 million in our net foreign exchange gain or loss.

In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a similar program with respect to MXN. The programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of December 31, 2019, we had 128 forward contracts outstanding to buy a total of CAD$279.0 million having a notional amount of US$214.7 million, and 5 forward contracts outstanding to buy a total of MXN$7.1 million having a notional amount of US$0.3 million. The CAD contracts are related to forecasted cash operating costs at Casa Berardi to be incurred from 2020 through 2023 and have CAD-to-USD exchange rates ranging between 1.2702 and 1.3332. The MXN contracts are related to forecasted cash operating costs at San Sebastian to be incurred in 2020 and have MXN-to-USD exchange rates ranging between 20.5610 and 20.8450. Our risk management policy provides for up to 75% of our planned cost exposure for five years into the future to be covered under such programs, and for potential additional programs to manage other foreign currency-related exposure areas. These instruments do, however, expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract exchange rate exceeds the spot exchange rate of a currency and (ii) exchange rate risk to the extent that the spot exchange rate exceeds the contract exchange rate for amounts of our operating costs covered under contract positions.

As of December 31, 2019, we recorded the following balances for the fair value of the contracts:

•	a current asset of $0.6 million, which is included in other current assets;
•	a non-current asset of $0.6 million, which is included in other non-current assets;
•	a current liability of $0.4 million, which is included in other current liabilities; and
•	a non-current liability of $1.0 million, which is included in other non-current liabilities.

Net unrealized losses of approximately $0.3 million related to the effective portion of the hedges were included in accumulated other comprehensive income as of December 31, 2019, and are net of related deferred taxes. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $0.1 million in net unrealized losses included in accumulated other comprehensive income as of December 31, 2019 would be reclassified to current earnings in the next twelve months. Net realized losses of approximately $1.3 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs in 2019. No net unrealized gains or losses related to ineffectiveness of the hedges were included in gain (loss) on derivatives contracts on our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2019.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included herein beginning on page F-1. Financial statement schedules are omitted as they are not applicable or the information required in the schedule is already included in the Consolidated Financial Statements.

The following table sets forth supplementary financial data (in thousands, except per share amounts) for each quarter for the years ended December 31, 2019 and 2018, derived from our unaudited quarterly financial statements, with the total amounts for each year derived from our audited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our Consolidated Financial Statements.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
2019
Sales of products	$224,945	$161,532	$134,172	$152,617	$673,266
Gross profit (loss)	$25,318	$14,880	$(20,243)	$3,444	$23,399
Net loss	$(7,976)	$(19,516)	$(46,532)	$(25,533)	$(99,557)
Preferred stock dividends	$(138)	$(138)	$(138)	$(138)	$(552)
Loss applicable to common stockholders	$(8,114)	$(19,654)	$(46,670)	$(25,671)	$(100,109)
Basic loss per common share	$(0.02)	$(0.04)	$(0.10)	$(0.05)	$(0.20)
Diluted loss per common share	$(0.02)	$(0.04)	$(0.10)	$(0.05)	$(0.20)

2018
Sales of products	$136,520	$143,649	$147,259	$139,709	$567,137
Gross (loss) profit	$(1,265)	$6,576	$35,002	$38,786	$79,099
Net (loss) income	$(23,693)	$(23,184)	$12,074	$8,240	$(26,563)
Preferred stock dividends	$(138)	$(138)	$(138)	$(138)	$(552)
(Loss) income applicable to common stockholders	$(23,831)	$(23,322)	$11,936	$8,102	$(27,115)
Basic (loss) income per common share	$(0.05)	$(0.05)	$0.03	$0.02	$(0.06)
Diluted (loss) income per common share	$(0.05)	$(0.05)	$0.03	$0.02	$(0.06)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of the end of the reporting period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of December 31, 2019 in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2019, based on these criteria.

Our internal control over financial reporting as of December 31, 2019 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in the attestation report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hecla Mining Company

Coeur d’Alene, Idaho

Opinion on Internal Control over Financial Reporting

We have audited Hecla Mining Company’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 9, 2020 expressed an unqualified opinion thereon.

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

February 9, 2020

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

In accordance with our restated certificate of incorporation, our board of directors is divided into three classes. The terms of office of the directors in each class expire at different times. The directors are elected for three-year terms. The Effective Dates listed below for each director indicate their current term of office. All officers are elected for a term which ordinarily expires on the date of the meeting of the board of directors immediately following the annual meeting of stockholders. The positions and ages listed below for our current directors and officers are as of the scheduled date of our next annual meeting of stockholders in May 2020. There are no arrangements or understandings between any of the directors or officers and any other person(s) pursuant to which such directors or officers were elected.

	Age at May 21, 2020	Position and Committee Assignments	Effective Dates
Phillips S. Baker, Jr.	60	President and CEO, Director (1)	5/19 — 5/20 5/17 — 5/20
Lindsay A. Hall	64	Senior Vice President, Chief Financial Officer and Treasurer	5/19 — 5/20
Lauren M. Roberts	54	Senior Vice President and Chief Operating Officer	5/19 — 5/20
David C. Sienko	51	Vice President and General Counsel	5/19 — 5/20
Robert D. Brown	51	Vice President – Corporate Development	5/19 — 5/20
Ted Crumley	75	Director and Chairman of the Board (1,4)	5/19 — 5/22
Catherine J. Boggs	65	Director (2,3,4)	5/18 — 5/21
George R. Johnson	71	Director (2,3,5)	5/17 — 5/20
George R. Nethercutt, Jr.	75	Director (3,4,5)	5/18 — 5/21
Stephen F. Ralbovsky	66	Director (2,3)	5/18 — 5/21
Terry V. Rogers	73	Director (1,4,5)	5/19 — 5/22
Charles B. Stanley	61	Director (2,5)	5/19 — 5/22

(1)	Member of Executive Committee

(2)	Member of Audit Committee

(3)	Member of Corporate Governance and Directors Nominating Committee

(4)	Member of Compensation Committee

(5)	Member of Health, Safety, Environmental and Technical Committee

Phillips S. Baker, Jr., has been our Chief Executive Officer since May 2003 and has served as our President and as a member of the Board of Directors since November 2001. Prior to that, Mr. Baker held a variety of other positions with us starting in May 2001. Mr. Baker has served as a director for QEP Resources, Inc. (a natural gas and oil exploration and production company) since May 2010, and Chairman of the Board for the National Mining Association (a U.S. mining advocate and national trade organization that represents the interests of mining) since October 2017, and has been a Board member since September 2010. He also served as Vice Chairman of the Board for the National Mining Association from October 2015 to October 2017. He has also served as a Board member of the National Mining Hall of Fame and Museum (a federally-chartered non-profit national mining museum) since February 2012.

Lindsay A. Hall was appointed Senior Vice President and Chief Financial Officer in July 2016.  Prior to his appointment, Mr. Hall was Chief Financial Officer of Goldcorp Inc. (a Canadian gold mining company) from April 2006 to March 2016, and Executive Vice President from March 2006 to March 2016.

Lauren M. Roberts was appointed Senior Vice President and Chief Operating Officer in August 2019. Prior to rejoining Hecla, Mr. Roberts was Chief Operating Officer for Kinross Gold Corporation from October 2016 to April 2019, Senior Vice President, Corporate Development from November 2015 to October 2016; and Regional Vice President, Americas from October 2013 to November 2015. He previously worked for Hecla in various roles from January 1989 to November 1996.

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

Catherine “Cassie” J. Boggs has served as a director since January 2017. Ms. Boggs was the General Counsel at Resource Capital Funds (a mining-focused private equity firm) from January 2011 until her retirement in February 2019. Since November 2019, she has been serving as an Intermittent Expert in mining with the US Department of Commerce’s Commercial Law Development Program. Ms. Boggs has been a board member of Funzeleo (a non-profit dedicated to inspiring and preparing youth for high-demand science and math-based careers) since January 2016, as well as serving as a board member and President of the Rocky Mountain Mineral Law Foundation (a non-profit organization dedicated to the study of laws and regulations relating to mining, oil and gas, energy, public lands, water, environmental and international law) from July 2012 to July 2013. She briefly served on the board of US Energy Corp. (an oil and gas company) from June 2019 to December 2019.

George R. Johnson has served as a director since March 2016. Mr. Johnson was Senior Vice President of Operations of B2Gold Corporation (a Canadian-based gold producing company) from August 2009 until his retirement in April 2015. He has served on the Board of Directors of B2Gold Corporation since March 2016.

George R. Nethercutt, Jr. has served as a director since February 2005. Mr. Nethercutt has served as Chairman of The George Nethercutt Foundation (a non-profit student leadership and civics education charity) since 2005, and served as Of Counsel to Lee & Hayes PLLC (a law firm) from September 2010 to June 2018. He has been a board member of Washington Policy Center (a public policy organization providing analysis on issues relating to the free market and government regulation) since January 2005; member of Board of Chancellors, Juvenile Diabetes Research Foundation International (a charity and advocate of juvenile diabetes research worldwide) since June 2011. He was a board member of ARCADIS Corporation (an international company providing consultancy, engineering and management services) from May 2005 to April 2017; a Principal of Nethercutt Consulting LLC, (a strategic planning and consulting firm) from January 2007 to January 2012, and a member of the board of IP Street (a software company) from May 2011 to January 2015.

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

Information with respect to our directors is set forth under the caption “Proposal 1 - Election of Directors” in our proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 21, 2020 (the Proxy Statement), which information is incorporated herein by reference.

Reference is made to the information set forth in the first paragraph under the caption “Report of Audit Committee,” and under the caption “Corporate Governance and Related Matters,” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Reference is made to the information set forth under the caption “Delinquent Section 16(a) Reports” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)     (1)     Financial Statements

 See Index to Financial Statements on Page F-1

(a)     (2)     Financial Statement Schedules

 Not applicable

(a)     (3)     Exhibits

Hecla Mining Company and Wholly-Owned Subsidiaries

Form 10-K - December 31, 2019

Index to Exhibits

3.1	Restated Certificate of Incorporation of the Registrant. Filed as exhibit 3.1 to Registrant’s Form 10-Q for the period ended March 31, 2018 (File No. 1-8491), and incorporated herein by reference.

3.2	Bylaws of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on December 13, 2019 (File No. 1-8491), and incorporated herein by reference.

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

4.2(e)

Supplemental Indenture dated as of November 30, 2018, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and The Bank of New York Mellon Trust, N.A., as Trustee. Filed as exhibit 4.2(e) to Registrant’s Form 10-K for the year ended December 31, 2018 (File No. 1-8491), and incorporated herein by reference.

4.2(f)

Supplemental Indenture dated as of September 16, 2019, among Hecla Quebec, Inc., as Guaranteeing Subsidiary, and The Bank of New York Mellon Trust, N.A., as Trustee. Filed as exhibit 4.2(f) to Registrant’s Form 10-Q for the period ended September 30, 2019 (File No. 1-8491), and incorporated herein by reference.

4.3(a)

Registration Rights Agreement dated as of February 26, 2016, among Hecla Mining Company, as Issuer, the Hecla Mining Company Retirement Plan Trust, which is the funding vehicle for the Hecla Mining Company Retirement Plan, a tax-qualified employee benefit pension plan sponsored by Hecla Mining Company and the Lucky Friday Pension Plan Trust, which is the funding vehicle for the Lucky Friday Pension Plan. Filed as exhibit 4.1 to Registrant’s Registration Statement on Form S-3ASR filed on February 26, 2016 (Registration No. 333-208751), and incorporated herein by reference.

4.3(b)

Registration Rights Agreement dated as of May 17, 2019, among Hecla Mining Company, as Issuer, the Hecla Mining Company Retirement Plan Trust, which is the funding vehicle for the Hecla Mining Company Retirement Plan, a tax-qualified employee benefit pension plan sponsored by Hecla Mining Company, and the Lucky Friday Pension Plan Trust, which is the funding vehicle for the Lucky Friday Pension Plan. Filed as exhibit 4.1 to Registrant’s Registration Statement on Form S-3ASR filed on May 17, 2019 (Registration No. 333-231583), and incorporated herein by reference.

4.4	Description of Securities.*

4.5(a)	Warrant to Purchase 2,068,000 Common Shares of Hecla Mining Company dated July 20, 2018. *

4.5(b)	Warrant to Purchase 2,068,000 Common Shares of Hecla Mining Company dated July 20, 2018. *

10.1	Fifth Amended and Restated Credit Agreement dated as of July 16, 2018, by and among Hecla Mining Company, Hecla Limited, Hecla Alaska LLC, Hecla Greens Creek Mining Company, and Hecla Juneau Mining Company, as the Borrowers, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 17, 2018 (File No. 1-8491), and incorporated herein by reference.

10.2

First Amendment to Fifth Amended and Restated Credit Agreement dated as of May 8, 2019, by and among Hecla Mining Company, certain subsidiaries of Hecla Mining Company, the Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on July 18, 2019 (File No. 1-8491), and incorporated herein by reference.

10.3

Second Amendment to Fifth Amended and Restated Credit Agreement dated as of July 15, 2019, by and among Hecla Mining Company, certain subsidiaries of Hecla Mining Company, the Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on July 18, 2019 (File No. 1-8491), and incorporated herein by reference.

10.4

Third Amendment to Fifth Amended and Restated Credit Agreement dated as of August 23, 2019, by and among Hecla Mining Company, certain subsidiaries of Hecla Mining Company, the Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.2 to Registrant’s Form 10-Q for the period ended September 30, 2019 (File No. 1-8491), and incorporated herein by reference.

10.5

Form of Change of Control Agreement entered into on March 5, 2015, between Registrant and each of Phillips S. Baker, Jr. and David C. Sienko, on February 19, 2016 with Robert D. Brown, on July 18, 2016 with Lindsay A. Hall, and on August 5, 2019 with Lauren M. Roberts. Filed as exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2015 (File No. 1-8491), and incorporated herein by reference. (1)

10.6

Form of Indemnification Agreement dated November 8, 2006, between Registrant and Phillips S. Baker, Jr., Ted Crumley and George R. Nethercutt, Jr. Identical Indemnification Agreements were entered into between the Registrant and Charles B. Stanley and Terry V. Rogers on May 4, 2007, David C. Sienko on January 29, 2010, Lawrence P. Radford on October 19, 2011, Robert D. Brown on January 4, 2016, Stephen F. Ralbovsky and George R. Johnson on March 1, 2016, Lindsay A. Hall on July 18, 2016, Catherine J. Boggs on January 1, 2017, and Lauren M. Roberts on August 5, 2019. Filed as exhibit 10.7 to Registrant’s Form 10-Q for the period ended September 30, 2006 (File No. 1-8491), and incorporated herein by reference.

10.7

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

10.9	Hecla Mining Company Short-Term Incentive Plan . Filed as exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2019 (File No. 1-8491), and incorporated herein by reference. (1)

10.10

Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan (as Amended and Restated Effective January 1, 2017). Filed as exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended March 31, 2017 (File No. 1-8491) and incorporated herein by reference. (1)

10.11

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

10.13

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

21	List of subsidiaries of Registrant. *

23.1	Consent of BDO USA, LLP. *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act. *

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. **

101.SCH	Inline XBRL Taxonomy Extension Schema. **

101.CAL	Inline XBRL Taxonomy Extension Calculation. **

101.DEF	Inline XBRL Taxonomy Extension Definition. **

101.LAB	Inline XBRL Taxonomy Extension Labels. **

101.PRE	Inline XBRL Taxonomy Extension Presentation. **

104	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_________________________________

(1)	Indicates a management contract or compensatory plan or arrangement.

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

HECLA MINING COMPANY

By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President, Chief Executive Officer and Director

Date:	February 9, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Phillips S. Baker, Jr.	2/9/2020	/s/ Ted Crumley	2/9/2020
Phillips S. Baker, Jr. President, Chief Executive Officer and Director (principal executive officer)	Date	Ted Crumley Director	Date

/s/ Lindsay A. Hall	2/9/2020	/s/ Charles B. Stanley	2/9/2020
Lindsay A. Hall Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	Date	Charles B. Stanley Director	Date

/s/ Stephen F. Ralbovsky	2/9/2020	/s/ George R. Nethercutt, Jr.	2/9/2020
Stephen F. Ralbovsky Director	Date	George R. Nethercutt, Jr. Director	Date

/s/ Terry V. Rogers	2/9/2020	/s/ Catherine J. Boggs	2/9/2020
Terry V. Rogers Director	Date	Catherine J. Boggs Director	Date

/s/ George R. Johnson	2/9/2020
George R. Johnson Director	Date

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hecla Mining Company

Coeur d’Alene, Idaho

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hecla Mining Company (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 9, 2020 expressed an unqualified opinion thereon.

Change in Accounting Method Related to Leases

As discussed in Notes 1(W) and 6 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification 842 - Leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Income Taxes

As described in Notes 1 and 5 to the consolidated financial statements, the Company recorded total deferred tax assets of $215.1 million, which is presented net of a valuation allowance of $86.6 million, total deferred tax liabilities of $349.8 million, and a net deferred tax liability of $134.7 million as of December 31, 2019. The valuation allowance is primarily related to net operating losses. As of December 31, 2019, an $81.6 million valuation allowance remains in U.S. jurisdictions, $2.9 million in Canadian jurisdictions and $2.1 million in Mexican jurisdictions.

We identified certain aspects of accounting for income taxes as a critical audit matter. Specifically, the Company’s tax provision process includes complexity related to material foreign tax provisions, including significant management judgments used to account for complex tax regulations relating to multiple international jurisdictions including evaluation of total deferred tax assets and liabilities and permanent tax differences. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the need for specialized knowledge and skill in assessing these elements.

The primary procedures we performed to address this critical audit matter included:

•

Utilizing personnel with specialized knowledge and skill in domestic and international tax to assist in analyzing management’s assessment of domestic and foreign tax laws and the application to the Company’s tax provisions and evaluating the appropriateness and accuracy of the total deferred tax assets and liabilities and permanent tax differences in various tax jurisdictions.

Proven and Probable Ore Reserves

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company records ore reserve values which are estimated by internal specialists based on the amount of metals that could be economically and legally extracted or produced at the time of the reserve determination. Management’s calculations of proven and probable ore reserves are based on financial, engineering and geological estimates, including future metals prices and operating costs, and an assessment of the ability to obtain permits required to mine and process the ore. Reserve estimates will change as existing reserves are depleted through production, as additional reserves are proven and added to the estimates and as market prices of metals, production or capital costs, smelter terms, the grade or tonnage of the deposit, throughput, dilution of the ore or recovery rates change.

We identified the assessment of the reasonableness of the conversion of mineralized material to proven and probable reserves as a critical audit matter. Reserves are the basis to calculate material financial statement areas including depletion, depreciation and amortization, deferred tax assets, and the carrying value of the long-lived assets. The reserve estimates are based on several significant assumptions that are developed internally by management’s specialists including the amount of metals to be extracted, future operating costs, and estimated future capital expenditures. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•	Testing the design and operating effectiveness of certain controls over the inputs into management’s estimates of mineralized material including drilling, sampling and assaying methods.

•

Evaluating the reasonableness of the reserves estimates by reviewing management’s assessment of current year drilling, sampling and assaying activity, which derive the conversion estimate of the mineralized material to proven and probable reserves. This involved inquiry of the Company’s geologists and corroborating their responses by performing a retrospective review of previous production estimates and evaluating against other evidence obtained in other areas of the audit including reviewing current year expenditures.

•	Assessing the reasonableness of management’s determination of future operating costs and estimated future capital expenditures through comparison to current and past performance.

Mineral Assets - Carrying Value Analysis of Long-Lived Assets and Mineral Reserves of the Nevada Operations

As described in Notes 1, 3 and 15 to the consolidated financial statements, management reviews and evaluates the net carrying value of all facilities, including idle facilities, for impairment upon the occurrence of events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. The test for recoverability is based on undiscounted future cash flows that will be generated from operations at each location. In the second quarter of 2019, management determined a triggering event had occurred specific to the Nevada operations with a carrying value of $511.4 million. Management performed a carrying value analysis and concluded the undiscounted cash flows and estimated value of mineral interest exceeded the carrying value of the Nevada assets and an impairment was not recorded. The carrying value analysis for the Nevada assets is sensitive to the assumptions used including ore grade, mill recoveries and availability of sufficient resources to resume full operations.

We identified the carrying value analysis of the Nevada assets as a critical audit matter. Certain assumptions utilized by management in developing the undiscounted cash flow required significant judgment, including estimated future production and capital costs. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort to evaluate management’s judgments and estimates.

The primary procedures we performed to address this critical audit matter included:

•

Analyzing the reasonableness of management’s estimates of production and capital cost forecast assumptions applied in the undiscounted cash flow against current and past performance of the Nevada assets and performance of other asset groups of the Company.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2001.

Spokane, Washington

February 9, 2020

Hecla Mining Company and Subsidiaries

 Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$62,452	$27,389
Accounts receivable:
Trade	11,952	4,184
Taxes	20,048	14,191
Other, net	6,421	7,443
Inventories:
Concentrates, doré, stockpiled ore, and metals in transit and in-process	30,364	53,172
Materials and supplies	35,849	34,361
Prepaid taxes	107	12,231
Other current assets	11,931	11,179
Total current assets	179,124	164,150
Non-current investments	6,207	6,583
Non-current restricted cash and investments	1,025	1,025
Properties, plants, equipment and mineral interests, net	2,423,698	2,520,004
Operating lease right-of-use assets	16,381	—
Deferred income taxes	3,537	1,987
Other non-current assets	7,336	10,195
Total assets	$2,637,308	$2,703,944
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$57,716	$77,861
Accrued payroll and related benefits	26,916	30,034
Accrued taxes	4,776	7,727
Current portion of finance leases	5,429	5,264
Current portion of operating leases	5,580	—
Current portion of accrued reclamation and closure costs	4,581	3,410
Accrued interest	5,804	5,961
Other current liabilities	6,172	5,937
Total current liabilities	116,974	136,194
Non-current finance leases	7,214	7,871
Non-current operating leases	10,818	—
Accrued reclamation and closure costs	103,793	104,979
Long-term debt	504,729	532,799
Deferred tax liability	138,282	173,537
Non-current pension liability	56,219	47,711
Other non-current liabilities	6,856	9,890
Total liabilities	944,885	1,012,981
Commitments and contingencies (Notes 2, 3, 4, 6, 7, 8, and 10)
STOCKHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, authorized 750,000,000 shares; issued 2019 — 529,182,994 shares and 2018 — 487,830,728 shares	132,292	121,956
Capital surplus	1,973,700	1,880,481
Accumulated deficit	(353,331)	(248,308)
Accumulated other comprehensive loss, net	(37,310)	(42,469)
Less treasury stock, at cost; 2019 — 6,287,271 and 2018 — 5,226,791 shares issued and held in treasury	(22,967)	(20,736)
Total stockholders’ equity	1,692,423	1,690,963
Total liabilities and stockholders’ equity	$2,637,308	$2,703,944

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Sales of products	$673,266	$567,137	$577,775
Cost of sales and other direct production costs	450,349	353,994	304,727
Depreciation, depletion and amortization	199,518	134,044	120,599
Total cost of sales	649,867	488,038	425,326
Gross profit	23,399	79,099	152,449
Other operating expenses:
General and administrative	35,832	36,542	35,611
Exploration	15,919	35,695	23,510
Pre-development	3,150	4,887	5,448
Research and development	535	5,441	3,276
Provision for closed operations and environmental matters	4,690	6,119	6,701
Other operating expense	3,043	1,596	2,513
Loss (gain) on disposition of properties, plants, equipment and mineral interests	4,643	(2,793)	(6,042)
Suspension-related costs	12,051	20,693	21,301
Acquisition costs	645	10,045	25
Total other operating expense	80,508	118,225	92,343
(Loss) income from operations	(57,109)	(39,126)	60,106
Other income (expense):
(Loss) gain on derivative contracts	(3,971)	40,253	(21,250)
Gain (loss) on disposition of investments	923	(34)	(166)
Unrealized loss on investments	(2,389)	(2,816)	(247)
Net foreign exchange gain (loss)	(8,236)	10,310	(9,680)
Other net (expense) income	(4,429)	(907)	1,692
Interest expense, net of amount capitalized	(48,447)	(40,944)	(38,012)
Total other (expense) income:	(66,549)	5,862	(67,663)
Loss before income taxes	(123,658)	(33,264)	(7,557)
Income tax benefit (provision)	24,101	6,701	(20,963)
Net loss	(99,557)	(26,563)	(28,520)
Preferred stock dividends	(552)	(552)	(552)
Loss applicable to common stockholders	$(100,109)	$(27,115)	$(29,072)

Comprehensive loss:
Net loss	$(99,557)	$(26,563)	$(28,520)
Other comprehensive loss, net of tax:
Unrealized loss and amortization of prior service on pension plans	(3,277)	(1,550)	(1,326)
Unrealized (loss) gain on derivative contracts designated as hedge transactions	8,436	(13,814)	10,290
Unrealized holding (losses) gains on investments	—	(2,443)	2,098
Reclassification of disposition or impairment of investments included in net loss	—	—	167
Total change in accumulated other comprehensive loss, net	$5,159	$(17,807)	$11,229
Comprehensive loss	$(94,398)	$(44,370)	$(17,291)
Basic loss per common share after preferred dividends	$(0.20)	$(0.06)	$(0.07)
Diluted loss per common share after preferred dividends	$(0.20)	$(0.06)	$(0.07)
Weighted average number of common shares outstanding – basic	490,449	433,419	397,394
Weighted average number of common shares outstanding – diluted	490,449	433,419	397,394

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(99,557)	$(26,563)	$(28,520)
Non-cash elements included in net loss:
Depreciation, depletion and amortization	204,475	140,905	126,467
Loss on disposition of investments	(923)	34	166
Unrealized loss on investments	2,386	2,816	251
Adjustment of inventory to market value	1,399	8,191	—
Fee on prepayment of debt with shares of common stock	2,855	—	—
Loss (gain) on disposition of properties, plants, equipment and mineral interests	4,643	(2,793)	(6,042)
Provision for reclamation and closure costs	6,914	6,090	4,508
Deferred income taxes	(33,387)	(9,699)	19,392
Stock compensation	5,668	6,278	6,323
Amortization of loan origination fees	2,637	2,077	1,864
Loss (gain) on derivative contracts	5,613	(15,366)	20,741
Foreign exchange loss (gain)	8,025	(7,104)	10,208
Other non-cash items	45	(66)	52
Change in assets and liabilities, net of business acquired:
Accounts receivable	(10,939)	9,843	(2,414)
Inventories	16,146	(27,512)	(3,744)
Other current and non-current assets	15,618	(1,726)	(11,595)
Accounts payable and accrued liabilities	(24,355)	17,795	(16,434)
Accrued payroll and related benefits	9,226	(2,425)	2,092
Accrued taxes	(3,155)	645	(2,234)
Accrued reclamation and closure costs and other non-current liabilities	7,532	(7,199)	(5,203)
Net cash provided by operating activities	120,866	94,221	115,878
Investing activities:
Additions to properties, plants, equipment and mineral interests	(121,421)	(136,933)	(98,038)
Proceeds from sale of investments	1,760	—	—
Proceeds from disposition of properties, plants and equipment	183	2,411	374
Insurance proceeds received for damaged property	—	4,377	7,745
Purchases of investments	(389)	(31,971)	(56,613)
Maturities of investments	—	64,895	49,969
Purchase of other companies, net of cash and restricted cash acquired	—	(139,326)	—
Net cash used in investing activities	(119,867)	(236,547)	(96,563)
Financing activities:
Proceeds from issuance of common stock, net of offering costs	49,019	6,744	9,610
Dividends paid to common stockholders	(4,914)	(4,393)	(3,976)
Dividend paid to preferred stockholders	(552)	(552)	(552)
Debt issuance and credit facility fees paid	(976)	(2,638)	(476)
Acquisition of treasury shares from employee equity awards	(2,231)	(2,694)	(2,868)
Borrowings on debt	279,500	102,024	—
Repayments of debt	(279,500)	(106,036)	(470)
Repayments of finance leases	(7,157)	(7,339)	(6,516)
Net cash provided by (used in) financing activities	33,189	(14,884)	(5,248)
Effect of exchange rates on cash	875	(1,515)	1,095
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	35,063	(158,725)	15,162
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	28,414	187,139	171,977
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$63,477	$28,414	$187,139
Supplemental disclosure of cash flow information:
Cash received (paid) during year for:
Interest, net of amount capitalized	$(42,972)	$(38,400)	$(35,624)
Income tax (payments) receipts	$(3,385)	$115	$(23,128)
Significant non-cash investing and financing activities:
Common stock and warrants issued for acquisition of other companies	$(325)	$252,544	$—
Addition of finance lease obligations	$6,506	$7,008	$6,439
Recognition of operating lease liabilities and right-of-use assets	$22,365	$—	$—
Common stock contributed to pension plans	$3,600	$7,595	$—
Common stock issued for 401(k) match	$3,862	$3,705	$3,549
Payment of accrued compensation in restricted stock units	$8,274	$4,863	$4,240
Common stock issued for prepayment of debt	$33,457	$—	$—
Marketable equity securities received for sale of mineral interest	$2,257	$—	$—

See Notes 2, 4, 9 and 15 for additional non-cash investing and financing activities.

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

 Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2019, 2018 and 2017

(Dollars in thousands)

	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2017	$39	$99,806	$1,597,212	$(185,041)	$(34,602)	$(15,174)	$1,462,240
Net loss				(28,520)			(28,520)
Stock issued to directors (187,000 shares)		47	735				782
Common stock issued for cash, net of offering costs (1,829,000 shares)		457	9,154				9,611
Series B Preferred Stock dividends declared				(552)			(552)
Stock issued for 401(k) match (678,000 shares)		170	3,379				3,549
Restricted stock units granted			5,550				5,550
Restricted stock unit distributions (1,251,000 shares)		313	(321)			(2,199)	(2,207)
Common stock dividends declared ($0.01 per common share)				(3,976)			(3,976)
Common stock issued for employee incentive compensation (533,000 shares)		133	4,107			(669)	3,571
Other comprehensive loss					11,229		11,229
Balances, December 31, 2017	39	100,926	1,619,816	(218,089)	(23,373)	(18,042)	1,461,277
Net loss				(26,563)			(26,563)
Change in accounting for marketable equity securities				1,289	(1,289)		—
Series B Preferred Stock dividends declared				(552)			(552)
Stock issued for 401(k) match (1,068,000 shares)		267	3,438				3,705
Common stock issued for cash, net of offering costs (2,565,000 shares)		641	6,105				6,746
Restricted stock units granted			5,649				5,649
Stock issued to directors (162,000 shares)		40	553				593
Common stock issued to pension plans (2,736,000 shares)		684	6,911				7,595
Restricted stock unit distributions (1,079,000 shares)		270	(270)			(1,386)	(1,386)
Common stock and warrants issued for purchase of another company (75,276,000 shares)		18,819	233,725				252,544
Common stock dividends declared ($0.01 per common share)				(4,393)			(4,393)
Common stock issued for employee incentive compensation (1,237,000 shares)		309	4,554			(1,308)	3,555
Other comprehensive income					(17,807)		(17,807)
Balances, December 31, 2018	39	121,956	1,880,481	(248,308)	(42,469)	(20,736)	1,690,963
Net loss				(99,557)			(99,557)
Stock issued to directors (253,000 shares)		63	392				455
Series B Preferred Stock dividends declared				(552)			(552)
Stock issued for 401(k) match (1,882,000 shares)		470	3,392				3,862
Restricted stock units granted			5,213				5,213
Common stock issued for cash, net of offering costs (21,410,000 shares)		5,353	43,666				49,019
Common stock issued for prepayment of debt (10,655,000 shares)		2,664	30,793				33,457
Restricted stock unit distributions (1,164,000 shares)		291	(291)			(636)	(636)
Common stock issued to pension plans (2,384,000 shares)		596	3,004				3,600
Adjustment to fair value of warrants issued for purchase of another company			(325)				(325)
Common stock dividends declared ($0.01 per common share)				(4,914)			(4,914)
Common stock issued for employee incentive compensation (3,597,000 shares)		899	7,375			(1,595)	6,679
Other comprehensive income					5,159		5,159
Balances, December 31, 2019	$39	$132,292	$1,973,700	$(353,331)	$(37,310)	$(22,967)	$1,692,423

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

A. Principles of Consolidation — Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and include our accounts and our wholly-owned subsidiaries’ accounts. All significant inter-company balances and transactions have been eliminated in consolidation.

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

E.  Inventories — Major types of inventories include materials and supplies and metals product inventory, which is determined by the stage at which the ore is in the production process (stockpiled ore and finished goods). Product inventories are stated at the lower of full cost of production or estimated net realizable value based on current metals prices. Materials and supplies inventories are stated at cost.

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

F. Restricted Cash — Restricted cash and investments primarily represent investments in money market funds, certificates of deposit, and bonds of U.S. government agencies and are restricted primarily for reclamation funding or surety bonds. Restricted cash balances are carried at fair value. Non-current restricted cash and investments is reported in a separate line on the consolidated balance sheets and totaled $1.0 million at December 31, 2019 and 2018.

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

The costs of removing overburden and waste materials to access the ore body at an open-pit mine prior to the production stage are referred to as "pre-stripping costs." Pre-stripping costs are capitalized during the development stage. Where multiple open pits exist at an operation utilizing common facilities, pre-stripping costs are capitalized at each pit. The production stage of a mine commences when salable materials, beyond a de minimis amount, are produced. Stripping costs incurred during the production stage are treated as variable production costs included as a component of inventory, to be recognized in cost of sales and other direct production costs in the same period as the revenue from the sale of inventory.

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

Drilling and related costs of approximately $14.4 million, $11.6 million, and $9.9 million for the years ended December 31, 2019, 2018 and 2017, respectively, met our criteria for capitalization listed above at our properties that are in the production stage.

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

H. Depreciation, Depletion and Amortization — Capitalized costs are depreciated or depleted using the straight-line method or unit-of-production method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 3 to 17 years, but do not exceed the useful life of the individual asset. Determination of expected useful lives for amortization calculations are made on a property-by-property or asset-by-asset basis at least annually. Our estimates for reserves, mineralized material, and other resources are a key component in determining our units of production depreciation rates, with net book value of many assets depreciated over remaining estimated reserves. Reserves are estimates made by our professional technical personnel of the amount of metals that they believe could be economically and legally extracted or produced at the time of the reserve determination. Our estimates of proven and probable ore reserves, mineralized material, and other resources may change, possibly in the near term, resulting in changes to depreciation, depletion and amortization rates in future reporting periods.

Undeveloped mineral interests and value beyond proven and probable reserves are not amortized until such time as there are proven and probable reserves or the related mineralized material is converted to proven and probable reserves.  At that time, the basis of the mineral interest is amortized on a units-of-production basis.  Pursuant to our policy on impairment of long-lived assets (discussed further below), if it is determined that an undeveloped mineral interest cannot be economically converted to proven and probable reserves and its carrying value exceeds its estimated undiscounted future cash flows, the basis of the mineral interest is reduced to its fair value and an impairment loss is recorded to expense in the period in which it is determined to be impaired.

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

Although management has made what it believes to be a reasonable estimate of factors based on current conditions and information, assumptions underlying future cash flows, which includes the estimated value of mineral interests, are subject to significant risks and uncertainties. Estimates of undiscounted future cash flows are dependent upon, among other factors, estimates of: (i) metals to be recovered from proven and probable ore reserves and, to some extent, identified mineralization and other resources beyond proven and probable reserves, (ii) future production and capital costs, (iii) estimated metals prices (considering current and historical prices, forward pricing curves and related factors) over the estimated remaining mine life and (iv) market values of mineral interests. It is possible that changes could occur in the near term that could adversely affect our estimate of future cash flows to be generated from our operating properties. If estimated undiscounted cash flows are less than the carrying value of a property, an impairment loss is recognized for the difference between the carrying value and fair value of the property.

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

Reserve estimates will change as existing reserves are depleted through production, and as market prices of metals, production or capital costs, smelter terms, the grade or tonnage of the deposit, dilution of the ore or recovery rates change. A significant drop in metals prices or other factors may reduce reserves by making some portion of such ore uneconomic to develop and produce. Changes in reserves may reflect that actual grades of ore processed may be different from stated reserve grades because of variation in grades in areas mined, mining dilution and other factors. Our reserve estimates may change based on actual production experience. It is possible that certain of our estimates of proven and probable ore reserves will change in the near term, which could result in a change to estimated future cash flows, associated carrying values of the asset and amortization rates in future reporting periods, among other things.

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

L. Income and Production Taxes — We provide for federal, state and foreign income taxes currently payable, as well as those deferred, due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Federal, state and foreign tax benefits are recorded as a reduction of income taxes, when applicable. We record deferred tax liabilities and assets for expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

At our non-operating properties, we accrue costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Accruals for estimated losses from environmental remediation obligations have historically been recognized no later than completion of the remediation feasibility study for such facility and are charged to current earnings under provision for closed operations and environmental matters. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management’s current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations.

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

It is possible the ultimate cost of reclamation and remediation could change in the future, and that changes to these estimates could have a material effect on future operating results as new information becomes known.

N. Revenue Recognition and Trade Accounts Receivable — Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues and accounts receivable upon completion of the performance obligations and transfer of control of the product to the customer. For sales of metals from refined doré, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of control of the agreed-upon metal quantities to the customer by the refiner. For sales of unrefined doré and carbon material, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of title and control of the doré or carbon containing the agreed-upon metal quantities to the customer. For concentrate sales, the performance obligation is met, the transaction price can be reasonably estimated, and revenue is recognized generally at the time of shipment at estimated forward prices for the anticipated month of settlement. Due to the time elapsed from shipment to the customer and the final settlement with the customer, we must estimate the prices at which sales of our concentrates will be settled. Previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement by the customer. As discussed in P. Risk Management Contracts below, we seek to mitigate this exposure by using financially-settled forward contracts for some of the metals contained in our concentrate shipments.

Refining, selling and shipping costs related to sales of doré, metals from doré, and carbon are recorded to cost of sales as incurred. Sales and accounts receivable for concentrate shipments are recorded net of charges by the customers for treatment, refining, smelting losses, and other charges negotiated by us with the customers. Charges are estimated by us upon shipment of concentrates based on contractual terms, and actual charges typically do not vary materially from our estimates. Costs charged by customers include fixed costs per ton of concentrate, and price escalators which allow the customers to participate in the increase of lead and zinc prices above a negotiated baseline.

See Note 11 for more information on our sales of products.

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

We recognized a total net foreign exchange loss of $8.2 million, a net gain of $10.3 million and a net loss of $9.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

P. Risk Management Contracts — We use derivative financial instruments as part of an overall risk-management strategy utilized as a means of managing exposure to changes in metals prices and exchange rate fluctuations between the USD and CAD and MXN. We do not hold or issue derivative financial instruments for speculative trading purposes. We measure derivative contracts as assets or liabilities based on their fair value. Amounts recognized for the fair value of derivative asset and liability positions with the same counterparty and which would be settled on a net basis are offset against each other on our consolidated balance sheets. Gains or losses resulting from changes in the fair value of derivatives in each period are recorded either in current earnings or other comprehensive income (“OCI”), depending on the use of the derivative, whether it qualifies for hedge accounting and whether that hedge is effective. Amounts deferred in OCI are reclassified to sales of products (for metals price-related contracts) or cost of sales (for foreign currency-related contracts). Ineffective portions of any change in fair value of a derivative are recorded in current period other operating income (expense). For derivatives qualifying as hedges, when the hedged items are sold, extinguished or terminated, or it is determined the hedged transactions are no longer likely to occur, gains or losses on the derivatives are reclassified from OCI to current earnings. As of December 31, 2019, our foreign currency-related forward contracts qualified for hedge accounting, with unrealized gains and loss related to the effective portion of the contracts included in OCI. Our metals price-related forward and put option contracts do not qualify for hedge accounting as of December 31, 2019, and all unrealized gains and losses are therefore reported in earnings.

See Note 10 for additional information on our foreign exchange and metal derivative contracts as of December 31, 2019.

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

Potential dilutive shares of common stock include outstanding unvested restricted stock awards, performance-based share awards, stock units, warrants and convertible preferred stock for periods in which we have reported net income. For periods in which we report net losses, potential dilutive shares of common stock are excluded, as their conversion and exercise would be anti-dilutive. See Note 13 for additional information.

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

4.	in annual periods only, the valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques, if any, during the period.

See Notes 8 and 12 for more information on the fair value measurement of our financial instruments.

V. Research and development — Costs related to activities meeting the definition of research and development are generally recorded to expense. However, costs for materials, equipment, and facilities that are acquired or constructed for research and development activities that have alternative future uses are capitalized. Research and development expense for the years ended December 31, 2019, 2018 and 2017 included contractor fees.

W. New Accounting Pronouncements —

Accounting Standards Updates Adopted

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modified the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update was effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted the guidance effective January 1, 2019, and recognized a liability and right-of-use asset of $22.4 million as of that date for our identified operating leases. We elected the transition option to apply the new guidance as of that effective date without adjusting comparative periods presented. In the adoption of ASU No. 2016-02, we elected to not assess leases with terms less than twelve months in length. We also elected practical expedients which permitted us to forgo reassessing the following upon adoption: (i) whether any expired or existing contracts are or contain leases, (ii) the classification of leases as operating or capital under the previous accounting guidance, and (iii) treatment of initial indirect costs for any existing leases. In addition, we elected to not reassess whether land easements represent leases, as we did not treat them as leases under the previous guidance. See Note 6 for information on our leases.

In August 2017, the FASB issued ASU No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objective of the update is to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements, and simplify the application of existing hedge accounting guidance. The update was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We adopted this update as of January 1, 2019, and it did not have a material impact on our consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07 Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The update involves simplification of several aspects of accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718 to include nonemployee awards. The update was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We adopted this update as of January 1, 2019, and it did not have a material impact on our consolidated financial statements.

Accounting Standards Updates to Become Effective in Future Periods

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update changes how entities will record credit losses from an "incurred loss" approach to an "expected loss" approach. The update is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of this update, and do not expect its adoption to have a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The update removes several disclosure requirements, adds two new disclosure requirements, and clarifies other disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The update is effective for fiscal years ending after December 15, 2020, with early adoption permitted. We are evaluating the impact of this update on our disclosures involving our defined benefit pension plans.

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update contains a number of provisions intended to simplify the accounting for income taxes. The update is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are evaluating the impact of this update on our consolidated financial statements.

Note 2. Investments

At December 31, 2019 and 2018, the fair value of our non-current investments was $6.2 million and $6.6 million, respectively.  Our non-current investments consist of marketable equity securities which are carried at fair value. The cost basis of our non-current investments was approximately $9.8 million and $7.7 million at December 31, 2019 and 2018, respectively. We acquired marketable equity securities having a cost basis of $2.7 million, including $2.3 million in securities received for the sale of our interest in an exploration project, in 2019, and $2.4 million in 2018. In 2019, we sold marketable equity securities having a cost basis of $0.9 million. During 2019 and 2018, we recognized $2.4 million and $2.8 million, respectively, in net unrealized losses in current earnings.

Note 3: Properties, Plants, Equipment and Mineral Interests, and Lease Commitments

Properties, Plants, Equipment and Mineral Interests

Our major components of properties, plants, equipment, and mineral interests are (in thousands):

	December 31,
	2019	2018
Mining properties, including asset retirement obligations	$762,355	$533,631
Development costs	503,111	444,229
Plants and equipment	1,056,512	988,285
Land	32,909	32,953
Mineral interests	1,018,380	1,269,956
Construction in progress	360,827	365,807
	3,734,094	3,634,861
Less accumulated depreciation, depletion and amortization	1,310,396	1,114,857
Net carrying value	$2,423,698	$2,520,004

During 2019, we incurred total capital expenditures of approximately $121.4 million. This excludes non-cash items for equipment acquired under finance leases and adjustments for asset retirement obligations. The expenditures included $8.9 million at the Lucky Friday unit, $29.3 million at the Greens Creek unit, $36.1 million at the Casa Berardi unit, $5.0 million at the San Sebastian unit, and $42.1 million at the Nevada Operations unit.

Mineral interests include amounts for value beyond proven and probable reserves ("VBPP") related to mines and exploration or pre-development interests acquired by us which are not depleted until the mineralized material they relate to is converted to proven and probable reserves. As of December 31, 2019, mineral interests included VBPP assets of $321.1 million, $382.2 million and $181.4 million, respectively, at our Casa Berardi, Nevada Operations and Greens Creek units, along with various other properties.

Properties, plants, equipment, and mineral interests includes the portion of interest costs incurred on our debt capitalized as a part of the cost of constructing certain qualifying assets. For the year ended December 31, 2017, capitalized interest totaled $0.9 million, with no capitalized interest recognized for the years ended December 31, 2019 and 2018. The capitalized interest in 2017 was primarily related to the #4 Shaft project at Lucky Friday, which was completed in January 2017.

Finance and Capital Leases

We periodically enter into lease agreements, primarily for equipment at our operating units, which we have determined to be finance leases under accounting guidance that became effective on January 1, 2019, and capital leases prior to that date.  As of December 31, 2019 and 2018, we have recorded $64.9 million and $58.4 million, respectively, for the gross amount of assets acquired under the finance and capital leases and $44.3 million and $38.4 million, respectively, in accumulated depreciation on those assets, classified as plants and equipment in Properties, plants, equipment and mineral interests.  See Note 6 for information on future obligations related to our finance and capital leases.

Note 4: Environmental and Reclamation Activities

The liabilities accrued for our reclamation and closure costs at December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Operating properties:
Greens Creek	$44,695	$41,839
Lucky Friday	10,473	10,698
Casa Berardi	4,510	5,843
San Sebastian	7,399	7,765
Nevada Operations	24,754	23,272
Non-operating properties:
Troy mine	6,069	8,971
Johnny M	6,065	5,813
Republic	1,500	1,500
All other sites	2,909	2,688
Total	108,374	108,389
Reclamation and closure costs, current	(4,581)	(3,410)
Reclamation and closure costs, long-term	$103,793	$104,979

The activity in our accrued reclamation and closure cost liability for the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

Balance at January 1, 2017	$85,580
Accruals for estimated costs	16
Accretion expense	4,870
Revision of estimated cash flows due to changes in reclamation plans	(578)
Payment of reclamation obligations	(3,843)
Balance at December 31, 2017	86,045
Accruals for estimated costs	250
Accretion expense	5,309
Revision of estimated cash flows due to changes in reclamation plans	1,280
Liability addition due to acquisition of the Nevada Operations unit	19,571
Payment of reclamation obligations	(4,066)
Balance at December 31, 2018	108,389
Accruals for estimated costs	472
Accretion expense	7,122
Revision of estimated cash flows due to changes in reclamation plans	(4,522)
Payment of reclamation obligations	(3,087)
Balance at December 31, 2019	$108,374

Asset Retirement Obligations

Below is a reconciliation as of December 31, 2019 and 2018 (in thousands) of the asset retirement obligations ("ARO") relating to our operating properties, which are included in our total accrued reclamation and closure costs of $108.4 million for each year discussed above. The estimated reclamation and closure costs were discounted using credit adjusted, risk-free interest rates ranging from 5.75% to 14.5% from the time we incurred the obligation to the time we expect to pay the retirement obligation.

	2019	2018
Balance January 1	$89,417	$63,384
Changes in obligations due to changes in reclamation plans	(4,522)	1,280
Addition due to acquisition of the Nevada Operations unit	—	19,571
Accretion expense	7,122	5,295
Payment of reclamation obligations	(186)	(113)
Balance at December 31	$91,831	$89,417

In the fourth quarter of 2019, we updated the ARO at Lucky Friday to reflect a plan for reclamation and closure of the mine at the end of its life having estimated undiscounted costs of approximately $34.3 million, an increase from the $31.8 million in the previous plan. However, the ARO asset and liability decreased by $1.1 million as a result of a change in the estimated timing of costs and the impact of discounting the costs to present value.

In the fourth quarter of 2019, we updated the ARO at San Sebastian to reflect performance of some reclamation work prior to when it was previously scheduled, resulting in a decrease in undiscounted costs of $0.5 million and decrease in the ARO asset and liability of $1.2 million.

In the fourth quarter of 2019, we revised the AROs for the Nevada Operations unit to reflect updates to the reclamation plans for each mine site, resulting in an increase in undiscounted costs of $0.2 million and increase in the ARO asset and liability of $0.5 million.

In the fourth quarter of 2019, we updated the ARO at Casa Berardi to reflect a change in the anticipated timing of reclamation costs, resulting in a decrease in the ARO asset and liability of $2.2 million.

The AROs related to the changes described above were discounted using a credit adjusted, risk-free interest rate of between 7.0% and 7.5% and inflation rates ranging from 2% to 4%.

Note 5: Income Taxes

Major components of our income tax benefit (provision) for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	2019	2018	2017
Current:
Domestic	$(701)	$(454)	$22,171
Foreign	(7,289)	(4,382)	(22,526)
Total current income tax benefit (provision)	(7,990)	(4,836)	(355)
Deferred:
Domestic	15,243	7,147	(30,766)
Foreign	16,848	4,390	10,158
Total deferred income tax benefit (provision)	32,091	11,537	(20,608)
Total income tax benefit (provision)	$24,101	$6,701	$(20,963)

Domestic and foreign components of (loss) income before income taxes for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	2019	2018	2017
Domestic	$(49,874)	$(44,513)	$(7,920)
Foreign	(73,784)	11,249	363
Total	$(123,658)	$(33,264)	$(7,557)

The annual tax benefit (provision) is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax (loss) income. The reasons for the difference are (in thousands):

	2019		2018		2017
Computed “statutory” benefit (provision)	$25,968	21%	$6,986	21%	$2,645	35%
Percentage depletion	3,030	2	3,158	10	5,174	68
Change in valuation allowance	686	1	(2,304)	(7)	24,464	324
Federal rate change	—	—	—	—	(37,546)	(497)
State taxes, net of federal taxes	2,648	2	(849)	(3)	1,112	15
Foreign currency remeasurement of monetary assets and liabilities	(8,629)	(7)	6,747	20	(12,812)	(169)
Rate differential on foreign earnings	2,705	2	(3,970)	(12)	(1,438)	(19)
Compensation	(1,056)	(1)	(970)	(3)	(661)	(9)
Foreign withholding taxes	—	—	278	1	(278)	(4)
Expiration of U.S. foreign tax credits	—	—	—	—	(2,300)	(30)
Other	(1,251)	(1)	(2,375)	(7)	677	9
Total benefit (provision)	$24,101	19%	$6,701	20%	$(20,963)	(277)%

At December 31, 2019 and 2018, the net deferred tax liability was approximately $135 million and $172 million, respectively. The individual components of our net deferred tax assets and liabilities are reflected in the table below (in thousands).

	December 31,
	2019	2018
Deferred tax assets:
Accrued reclamation costs	$28,306	$29,064
Deferred exploration	13,762	16,500
Foreign net operating losses	12,013	13,231
Domestic net operating losses	175,024	152,320
Pension and benefit obligation	13,866	12,345
Foreign exchange loss	21,719	24,849
Foreign tax credit carryforward	4,149	4,149
Miscellaneous	32,926	26,290
Total deferred tax assets	301,765	278,748
Valuation allowance	(86,634)	(94,981)
Total deferred tax assets	215,131	183,767
Deferred tax liabilities:
Miscellaneous	(904)	(5,234)
Properties, plants and equipment	(348,972)	(350,083)
Total deferred tax liabilities	(349,876)	(355,317)
Net deferred tax liability	$(134,745)	$(171,550)

As discussed in Note 15, we acquired Klondex Mines Ltd. ("Klondex") in July 2018. With the acquisition of Klondex, we acquired a U.S. consolidated tax group (the "Nevada U.S. Group") that did not join the existing consolidated U.S. tax group of Hecla Mining Company and subsidiaries (“Hecla U.S.”). Under acquisition accounting, we recorded a net deferred tax liability of $59.5 million. In 2019 and 2018, we recorded a deferred tax benefit of $15.1 million and $6.3 million, respectively, in the Nevada U.S. Group. Net operating losses acquired as of the acquisition date are subject to limitation under Internal Revenue Code Section 382. However, the annual limitation is not expected to have a material impact on our ability to utilize the losses.

We evaluated the positive and negative evidence available to determine the amount of valuation allowance required on our deferred tax assets.  At December 31, 2019 and 2018, the balances of our valuation allowances were approximately $87 million and $95 million, respectively, primarily related to net operating losses. Due to the changes to tax laws under the Tax Cuts and Jobs Act enacted in December 2017 ("TCJ Act"), at December 31, 2017 we determined it is more likely than not that we will not realize our net deferred tax assets in our Hecla U.S. consolidated group. Accordingly, we applied a valuation allowance which remains in place on those net deferred tax assets at December 31, 2019. A portion of the valuation allowance relating to exploration and other deferred tax assets in Mexico was released in 2017, as we determined that it was more likely than not that the benefit would be realized as a result of operating activities at San Sebastian. As of December 31, 2019, a $81.6 million valuation allowance remains in U.S. jurisdictions, $2.9 million in Canadian jurisdictions and $2.1 million in Mexican jurisdictions. The changes in the valuation allowance for the years ended December 31, 2019, 2018 and 2017, are as follows (in thousands):

	2019	2018	2017
Balance at beginning of year	$(94,981)	$(78,684)	$(99,602)
Valuation allowance on deferred tax assets acquired with the Klondex acquisition	5,905	(11,470)	—
Increase related to non-utilization of net operating loss carryforwards and non-recognition of deferred tax assets due to uncertainty of recovery	2,442	(5,700)	(14,964)
Decrease related to utilization and expiration of deferred tax assets, other	—	873	35,882
Balance at end of year	$(86,634)	$(94,981)	$(78,684)

As of December 31, 2019, for U.S. income tax purposes, we have federal and state net operating loss carryforwards of $704.5 million and $412.2 million, respectively.  U.S. net operating loss carryforwards for periods arising before December 31, 2017 have a 20-year expiration period, the earliest of which could expire in 2020. U.S. net operating loss carryforwards arising in 2018 and future periods have an indefinite carryforward period. We have foreign and provincial net operating loss carryforwards of approximately $49.8 million each, which expire between 2032 and 2039. Our utilization of U.S. net operating loss carryforwards may be subject to annual limitations if there is a change in control as defined under Internal Revenue Code Section 382. As of December 31, 2019, no change in control has occurred in the Hecla U.S. group. Net operating losses acquired with the Nevada U.S. Group are subject to limitation under Internal Revenue Section 382. However, the annual limitation is not expected to have a material impact on our ability to utilize the losses.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 2000, or examinations by foreign tax authorities for years prior to 2013.  We are currently under examination in certain local tax jurisdictions. However, we do not anticipate any material adjustments.

We had nounrecognized tax benefits as of December 31, 2019 or 2018.  Due to the net operating loss carryover provision, coupled with the lack of any unrecognized tax benefits, we have not provided for any interest or penalties associated with any unrecognized tax benefits.  If interest and penalties were to be assessed, our policy is to charge interest to interest expense, and penalties to other operating expense.  It is not anticipated that there will be any significant changes to unrecognized tax benefits within the next 12 months.

On December 22, 2017, the United States enacted the TCJ Act resulting in significant modifications to existing law. We completed the accounting for the effects of the Act during the quarter ended December 31, 2017. Our financial statements for the year ended December 31, 2017 reflect certain effects of the TCJ Act which include a reduction in the corporate tax rate from 35% to 21% as well as other changes. As a result of the changes to tax laws and tax rates under the TCJ Act, we incurred incremental income tax expense of $30 million during the year ended December 31, 2017, which consisted primarily of the remeasurement of deferred tax assets and liabilities from 35% to 21% and application of a full valuation allowance. We have not accrued a one-time transition tax on unrepatriated foreign earnings due to an estimated net deficit in foreign earnings from all foreign jurisdictions. The other relevant provisions of the TCJ Act that became effective in 2018 consist of global intangible low-taxed income (GILTI) tax and base erosion and anti-abuse tax (BEAT); however, these provisions have not materially impacted us.

Note 6: Debt, Credit Facility and Leases

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

The Senior Notes are recorded net of a 2% initial purchaser discount totaling $10 million at the time of the April 2013 issuance and having an unamortized balance of $1.8 million as of December 31, 2019. The Senior Notes bear interest at a rate of 6.875% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for.  Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013. During 2019, 2018 and 2017, interest expense related to the Senior Notes and amortization of the initial purchaser discount and fees related to the issuance of the Senior Notes totaled $36.3 million, $36.3 million and $35.3 million, respectively. The interest expense related to the Senior Notes for 2017 was net of $0.9 million in capitalized interest, primarily related to the #4 Shaft project at our Lucky Friday unit which was completed in January 2017. Interest expense for 2017 also included $0.9 million in costs related to our proposed private offering of new Senior Notes in June 2017 and concurrent tender offer to purchase our existing Senior Notes, which were not completed. As of December 31, 2019, the long-term debt balance related to the Senior Notes was $504.7 million, consisting of the total principal amount of $506.5 million less the $1.8 million unamortized discount. The accrued interest balance for the Senior Notes as of December 31, 2019 was $5.8 million.

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

Ressources Québec Notes

On March 5, 2018, we entered into a note purchase agreement pursuant to which we issued CAD$40 million (approximately USD$30.8 million at the time of the transaction) in aggregate principal amount of our Series 2018-A Senior Notes due May 1, 2021 (the “RQ Notes”) to Ressources Québec, a subsidiary of Investissment Québec, a financing arm of the Québec government. Because the RQ notes were denominated in CAD, the reported USD-equivalent principal balance changes with movements in the exchange rate. The RQ Notes were issued at a discount of 0.58%, or CAD$0.2 million, and bore interest at a rate of 4.68% per year, payable on May 1 and November 1 of each year, commencing May 1, 2018. The RQ Notes were senior and unsecured and are pari passu in all material respects with the Senior Notes, including with respect to guarantees of the RQ Notes by certain of our subsidiaries. The net proceeds from the RQ Notes were required to be used for development and expansion of our Casa Berardi mine. In December 2019, we prepaid the obligation related to the RQ Notes through issuance of approximately 10.7 million shares of our common stock having a total value of approximately CAD$43.8 million (approximately USD$33.5 million). During 2019 and 2018, interest expense related to the RQ Notes, including discount and origination fees, totaled $4.2 million and $1.4 million, respectively. The interest expense for 2019 includes $2.9 million related to the prepayment of the RQ Notes.

Credit Facility

In July 2018, we entered into a $250 million senior secured revolving credit facility which replaced our previous $100 million credit facility. The facility has a term ending on February 7, 2023, provided, however, that if we do not refinance our outstanding Senior Notes on or before November 1, 2020, the facility will terminate on November 1, 2020. In July 2019, we entered into an amendment to the credit facility to, among other things, change the leverage ratio covenant terms and temporarily reduce the amount available to be borrowed under the facility from $250 million to $150 million until the earlier of (such date being the “Revolver Increase Date”) (i) our election to restore the amount available to $250 million following the fiscal quarter ending September 30, 2020 or (ii) our election to restore the amount available to $250 million by demonstrating two consecutive quarters of leverage ratio less than or equal to 4.00:1 beginning in the third quarter of 2019. On February 7, 2020, we entered into an additional amendment to the credit facility that, subject to the earlier of refinancing our existing Senior Notes outstanding within the six-months from the date of that amendment (the “Successful Refinancing Date”) or the Revolver Increase Date, would, among other things, restore the amount available to be borrowed under the facility to $250 million. Such amendment also allows us to use during the six-month period after such amendment up to $100 million of the facility for refinancing of our outstanding Senior Notes, so long as we issue at least $400 million of new senior unsecured notes and all of our existing Senior Notes are refinanced after giving effect to such borrowings. Such amendment also provides that if we raise more than $600 million in new senior notes, such credit facility will be reduced dollar for dollar by the amounts in excess of $600 million. Lastly, such amendment changes our leverage ratio to not more than (a) 4.25:1.00 for the fiscal quarters ending on March 31, 2020 and June 30, 2020 and (b) 4.00:1.00 for each fiscal quarter ending on and after September 30, 2020. As of December 31, 2019, the maximum leverage ratio in effect under the credit facility was 6.00:1, and decreases to 4.25:1 for the first quarter of 2020.

The credit facility is collateralized by the assets of or shares of common stock held in our material subsidiaries, including those owning the Casa Berardi mine and our Nevada operations, and by our joint venture interests holding 100% ownership of the Greens Creek mine, all of our rights and interests in the joint venture agreement, and all of our rights and interests in the assets of the joint venture.  Below is information on the interest rates, standby fee, and financial covenant terms under our credit facility in place as of December 31, 2019:

Interest rates:
Spread over the London Interbank Offer Rate	2.25	-	4.00%
Spread over alternative base rate	1.25	-	3.00%
Standby fee per annum on undrawn amounts	0.5625	-	1.00%

Covenant financial ratios:
Senior leverage ratio (debt secured by liens/EBITDA) (1)	not more than 2.50:1
Leverage ratio (total debt less unencumbered cash/EBITDA) (2)	not more than 6.00:1
Interest coverage ratio (EBITDA/interest expense)	not less than 3.00:1

(1)	EBITDA is calculated as defined in the credit agreement.

(2)	The leverage ratio will change to not more than 4.25:1 as of January 1, 2020 and 4.00:1 as of July 1, 2020.

We are also able to obtain letters of credit under the facility, and for any such letters we are required to pay a participation fee of between 2.25% and 4.00% of the amount of the letters of credit based on our total leverage ratio, as well as a fronting fee to each issuing bank of 0.20% annually on the average daily dollar amount of any outstanding letters of credit. There were $33.6 million in letters of credit outstanding as of December 31, 2019.

We believe we were in compliance with all covenants under the credit agreement, and did not have a balance drawn under the agreement as of December 31, 2019; however, we utilized $33.6 million of the facility with letters of credit as of that date.

Finance and Capital Leases

We have entered into various lease agreements, primarily for equipment at our operating units, which we have determined to be finance leases under accounting guidance that became effective on January 1, 2019, and capital leases prior to that date.  At December 31, 2019, the total liability associated with the finance leases, including certain purchase option amounts, was $12.6 million, with $5.4 million of the liability classified as current and $7.2 million classified as non-current. At December 31, 2018, the total liability balance associated with capital leases was $13.1 million, with $5.3 million of the liability classified as current and $7.9 million classified as non-current. The assets related to these leases are recorded in properties, plants, equipment and mineral interests, net, on our condensed consolidated balance sheets and totaled $20.6 million as of December 31, 2019 and $20.0 million as of December 31, 2018, net of accumulated depreciation. Expense during 2019, 2018 and 2017 related to finance and capital leases included $5.9 million, $5.3 million and $7.1 million, respectively, for amortization of the related assets, and $0.7 million, $0.7 million and $0.6 million, respectively, for interest expense. The total obligation for future minimum finance lease payments was $13.4 million at December 31, 2019, with $0.8 million attributed to interest. Our finance leases as of December 31, 2019 had a weighted average remaining term of approximately 1.8 years and a weighted average discount rate of approximately 6.4%.

At December 31, 2019, the annual maturities of finance lease commitments, including interest, were (in thousands):

Twelve-month period ending December 31,
2020	$5,866
2021	4,654
2022	2,307
2023	622
Total	13,449
Less: imputed interest	(806)
Net finance lease obligation	$12,643

 Operating Leases

We have entered into various lease agreements, primarily for equipment, buildings and other facilities, and land at our operating units and corporate offices, which we have determined to be operating leases.  Some of the operating leases allow for extension of the lease beyond the current term at our option. We have considered the likelihood and estimated duration of the extension options in determining the lease term for measurement of the liability and right-of-use asset. For our operating leases as of December 31, 2019, we have assumed discount rates of between 5% and 6.5%, and the weighted average assumed discount rate was 6.4%. At December 31, 2019, the total liability balance associated with the operating leases was $16.4 million, with $5.6 million of the liability classified as current and the remaining $10.8 million classified as non-current. The right-of-use assets for our operating leases are recorded as a non-current asset on our condensed consolidated balance sheets and totaled $16.4 million as of December 31, 2019. During 2019, operating lease expense, and cash paid for operating leases included in net cash provided by operating activities, totaled $7.5 million. The total obligation for future minimum operating lease payments, including assumed extensions beyond the current lease terms, was $18.8 million at December 31, 2019. The weighted-average remaining lease term for our operating leases as of December 31, 2019 was approximately 4.3 years.

At December 31, 2019, the annual maturities of undiscounted operating lease payments, including assumed extensions beyond the current lease terms, were (in thousands):

Twelve-month period ending December 31,
2020	$5,861
2021	3,907
2022	2,874
2023	2,536
2024	716
More than 5 years	2,918
Total	18,812
Effect of discounting	(2,414)
Operating lease liability	$16,398

Note 7: Commitments, Contingencies, and Obligations

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

Johnny M Mine Area near San Mateo, McKinley County and San Mateo Creek Basin, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for environmental remediation and past costs the EPA has incurred at the site. Mining at the Johnny M Mine was conducted for a limited period of time by a predecessor of our subsidiary, Hecla Limited. In August 2012, Hecla Limited and the EPA entered into a Settlement Agreement and Administrative Order on Consent for Removal Action (“Consent Order”), pursuant to which Hecla Limited agreed to pay (i) $1.1 million to the EPA for its past response costs at the site and (ii) any future response costs at the site under the Consent Order, in exchange for a covenant not to sue by the EPA. Hecla Limited paid the $1.1 million to the EPA for its past response costs and in December 2014 submitted to EPA the Engineering Evaluation and Cost Analysis (“EE/CA”) for the site. The EE/CA evaluates three alternative response actions: 1) no action, 2) off-site disposal, and 3) on-site disposal. The range in estimated costs of these alternatives is $0 to $221 million. In the EE/CA, Hecla Limited recommended that EPA approve on-site disposal, which is currently estimated to cost $5.9 million, on the basis that it is the most appropriate response action under CERCLA. In October 2019, the EPA published the EE/CA for a 30-day public notice comment period, and the agency is expected to make a final decision on the appropriate response action after the comment process is complete. It is anticipated that Hecla Limited will implement the response action selected by the EPA pursuant to an amendment to the Consent Order or a new order. Based on the foregoing, we believe it is probable that Hecla Limited will incur a liability for remediation at the site. In the fourth quarter of 2014, we accrued $5.6 million, and in October 2019 we increased that amount to $5.9 million, with the increase representing estimated costs to begin implementation of the remedy in 2020. It is possible that Hecla Limited’s liability will be more than $5.9 million, and any increase in liability could have a material adverse effect on Hecla Limited’s or our results of operations or financial position.

The Johnny M Mine is in an area known as the San Mateo Creek Basin (“SMCB”), which is an approximately 321 square mile area in New Mexico that contains numerous legacy uranium mines and mills. In addition to Johnny M, Hecla Limited's predecessor was involved at other mining sites within the SMCB. The EPA is considering listing the entire SMCB on CERCLA’s National Priorities List (Superfund), or alternatively, working with various potentially responsible parties ("PRPs") at the site in order to study and potentially address perceived groundwater issues within the SMCB. The EE/CA discussed above relates primarily to contaminated rock and soil at the Johnny M site, not groundwater and not elsewhere within the SMCM site. It is possible that Hecla Limited’s liability at the Johnny M Site, and for any other mine site within the SMCB at which Hecla Limited's predecessor may have operated, will be greater than our current accrual of $5.9 million due to the increased scope of required remediation.

In July 2018, the EPA informed Hecla Limited that it and several other PRPs may be liable for cleanup of the site or for costs incurred by the EPA in cleaning up the site. The EPA stated it has incurred approximately $9.6 million in response costs to date. Hecla Limited cannot with reasonable certainty estimate the amount or range of liability, if any, relating to this matter because of, among other reasons, the lack of information concerning the site, including the relative contributions of contamination by the various PRPs.

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

Claim for Indemnification Against CoCa Mines, Inc.

In 1991, Hecla Limited acquired CoCa Mines, Inc. (“CoCa”) and its subsidiary Creede Resources, Inc. (“CRI”). CoCa and CRI previously operated in the State of Colorado, but presently have limited assets and operations. Between 2014 and 2019, a PRP alleged that CoCa and CRI are required by a 1989 agreement to indemnify it for certain environmental costs and liabilities it may incur with respect to the Nelson Tunnel/Commodore Waste Rock Pile Superfund site in Creede, Colorado. In 2016, without admitting any liability, Hecla Limited, CoCa and CRI entered into a Consent Decree with the United States and the State of Colorado settling any regulatory liability they may have had at the site. On October 30, 2019, the PRP filed a lawsuit in Mineral County, Colorado alleging, among other things, that CoCa and CRI are in breach of contract for failure to indemnify the PRP for its liability to the U.S. under CERCLA with respect to the site. In addition, the lawsuit names Hecla Limited as a defendant in its role as the shareholder of CoCa. The PRP seeks in excess of $5 million in damages, including attorneys’ fees and costs. The lawsuit will be vigorously defended and we believe strong defenses exist against all claims made therein and, as noted above, both CoCa and CRI have limited assets with which to satisfy any claim.

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

Debt

As discussed in Note 6, on April 12, 2013, we completed an offering of $500 million aggregate principal amount of Senior Notes. The net proceeds from the offering of the Senior Notes were used to partially fund the acquisition of Aurizon Mines Ltd. ("Aurizon") and for general corporate purposes, including expenses related to the Aurizon acquisition. Through the acquisition of Aurizon, we acquired our Casa Berardi mine and other interests in Quebec, Canada. In 2014, we completed additional issuances of our Senior Notes in the aggregate principal amount of $6.5 million, which were contributed to one of our pension plans to satisfy the funding requirement for 2014. Interest on the Senior Notes is payable on May 1 and November 1 of each year, commencing November 1, 2013.

Other Commitments

Our contractual obligations as of December 31, 2019 included approximately $0.1 million for various costs. In addition, our open purchase orders at December 31, 2019 included approximately $1.6 million, $0.3 million, $3.6 million and $0.8 million for various capital and non-capital items at the Lucky Friday, Casa Berardi, Greens Creek and Nevada Operations units, respectively. We also have total commitments of approximately $13.4 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units and total commitments of approximately $18.8 million on operating leases (see Note 6 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of December 31, 2019, we had surety bonds totaling $185.5 million and letters of credit totaling $33.6 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 8: Employee Benefit Plans

Pensions and Other Post-retirement Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2019, and the funded status as of December 31, 2019 and December 31, 2018 (in thousands):

	Pension Benefits
	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$144,638	$147,023
Service cost	4,401	5,009
Interest cost	6,482	5,508
Amendments		—
Change due to mortality change	(2,130)	2,713
Change due to discount rate change	25,806	(13,716)
Actuarial loss	(395)	3,487
Benefits paid	(5,893)	(5,386)
Benefit obligation at end of year	172,909	144,638
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	96,329	99,922
Actual (loss) return on plan assets	21,536	(8,772)
Employer contributions	4,095	10,565
Benefits paid	(5,893)	(5,386)
Fair value of plan assets at end of year	116,067	96,329
Underfunded status at end of year	$(56,842)	$(48,309)

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2019 and December 31, 2018 (in thousands):

	Pension Benefits
	2019	2018
Current liabilities:
Accrued benefit liability	$(622)	$(597)
Non- current pension liability:
Accrued benefit liability	(56,219)	(47,711)
Accumulated other comprehensive loss	49,525	46,248
Net amount recognized	$(7,316)	$(2,060)

The benefit obligation and prepaid benefit costs were calculated by applying the following weighted average assumptions:

	Pension Benefits
	2019	2018
Discount rate: net periodic pension cost	4.59%	3.83%
Discount rate: projected benefit obligation	3.32%	4.59%
Expected rate of return on plan assets	6.37%	6.62%
Rate of compensation increase: net periodic pension cost	2.00%	2.00%
Rate of compensation increase: projected benefit obligation	2.00%	2.00%

The above assumptions were calculated based on information as of December 31, 2019 and December 31, 2018, the measurement dates for the plans. The discount rate is based on the yield curve for investment-grade corporate bonds as published by the U.S. Treasury Department. The expected rate of return on plan assets is based upon consideration of the plan’s current asset mix, historical long-term return rates and the plan’s historical performance. Our current assumption for the rate on plan assets is 6.45%. The vested benefit obligation is determined based on the actuarial present value of benefits to which employees are currently entitled, based on employees' expected date of separation or retirement.

Net periodic pension cost for the plans consisted of the following in 2019, 2018, and 2017 (in thousands):

	Pension Benefits
	2019	2018	2017
Service cost	$4,401	$5,009	$4,786
Interest cost	6,482	5,508	5,356
Expected return on plan assets	(5,982)	(6,536)	(5,849)
Amortization of prior service benefit	61	61	(337)
Amortization of net gain from earlier periods	4,389	3,726	4,132
Net periodic pension cost	$9,351	$7,768	$8,088

For 2019 and 2018, the service cost component of net periodic pension cost is included in the same line items of our consolidated financial statements as other employee compensation costs, and the net expense of $5.0 million and $2.8 million, respectively, related to all other components of net periodic pension cost is included in other (expense) income on our consolidated statements of operations and comprehensive (loss) income. For 2017, all components of net periodic pension cost are included in the same line items of our consolidated financial statements as other employee compensation costs.

The allocations of investments at December 31, 2019 and December 31, 2018, the measurement dates of the plan, by asset category in the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan are as follows:

	Hecla		Lucky Friday
	2019	2018	2019	2018
Cash	6%	1%	6%	1%
Large cap U.S. equities	14%	15%	14%	15%
Small cap U.S. equities	7%	6%	7%	6%
Non-U.S. equities	22%	23%	22%	23%
Fixed income	19%	24%	19%	24%
Real estate	14%	15%	15%	17%
Absolute return hedge funds	5%	6%	5%	6%
Company stock	13%	10%	12%	8%
Total	100%	100%	100%	100%

"Company stock" asset category in the table above includes our common stock in the amounts of $14.7 million and $9.3 million at December 31, 2019 and December 31, 2018.

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

Accounting guidance has established a hierarchy of assets measured at fair value on a recurring basis. The three levels included in the hierarchy are:

Level 1: quoted prices in active markets for identical assets or liabilities

Level 2: significant other observable inputs

Level 3: significant unobservable inputs

The fair values by asset category in each plan, along with their hierarchy levels, are as follows as of December 31, 2019 (in thousands):

	Hecla				Lucky Friday
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investments measured at fair value
Interest-bearing cash	$5,709	$—	$—	$5,709	$1,441	$—	$—	$1,441
Common stock	11,835	—	—	11,835	2,827	—	—	2,827
Mutual funds	46,317	—	—	46,317	10,999	—	—	10,999
Total investments in the fair value hierarchy	63,861	—	—	63,861	15,267	—	—	15,267
Investments measured at net asset value
Real estate funds				12,659				3,445
Hedge funds				4,336				1,161
Common collective funds				12,255				3,083
Total investments measured at net asset value				29,250				7,689
Total fair value	$63,861	$—	$—	$93,111	$15,267	$—	$—	$22,956

The fair values by asset category in each plan, along with their hierarchy levels, were as follows as of December 31, 2018 (in thousands):

	Hecla				Lucky Friday
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investments measured at fair value
Interest-bearing cash	$389	$—	$—	$389	$111	$—	$—	$111
Common stock	7,874	—	—	7,874	1,428	—	—	1,428
Mutual funds	43,960	—	—	43,960	10,431	—	—	10,431
Total investments in the fair value hierarchy	52,223	—	—	52,223	11,970	—	—	11,970
Investments measured at net asset value
Real estate funds				11,926				3,231
Hedge funds				4,283				1,149
Common collective funds				9,221				2,326
Total investments measured at net asset value	—	—	—	25,430	—	—	—	6,706
Total fair value	$52,223	$—	$—	$77,653	$11,970	$—	$—	$18,676

Generally, investments are valued based on information provided by fund managers to each plan's trustee as reviewed by management and its investment advisers. Mutual funds and equities are valued based on available exchange data. Commingled equity funds consist of publicly-traded investments.

Fair value for real estate funds, hedge funds and common collective equity funds is measured using the net asset value per share (or its equivalent) practical expedient ("NAV"), and has not been categorized in the fair value hierarchy. There are no unfunded commitments related to these investments. There are no restrictions on redemptions of these funds as of December 31, 2019, except as limited by the redemption terms discussed below. The following summarizes information on the asset classes measured using NAV:

	Investment strategy	Redemption terms
Real estate funds	Invest in real estate properties among the four major property types (office, industrial, retail and multi-family)	Allowed quarterly with notice of between 45 and 60 days
Hedge funds	Invest in a variety of asset classes which aim to diversify sources of returns	Allowed quarterly with notice of 90 days
Common collective funds	Invest in U.S. large cap or small/medium cap public equities in actively traded managed equity portfolios	Allowed daily or with notice of 30 days

The following are estimates of future benefit payments, which reflect expected future service as appropriate, related to our pension plans (in thousands):

Year Ending December 31,	Pension Plans
2020	$7,383
2021	7,620
2022	8,126
2023	8,385
2024	8,624
Years 2025-2029	46,076

In May 2019, we contributed $3.6 million in common stock to our defined benefit plans. We expect to contribute a total of $6.8 million in cash or shares of our common stock to our defined benefit plans in 2020. We expect to contribute approximately $0.6 million to our unfunded supplemental executive retirement plan during 2020.

The following table indicates whether our pension plans had accumulated benefit obligations ("ABO") in excess of plan assets, or plan assets exceeded ABO (amounts are in thousands).

	December 31, 2019		December 31, 2018
	ABO Exceeds Plan Assets	Plan Assets Exceed ABO	ABO Exceeds Plan Assets	Plan Assets Exceed ABO
Projected benefit obligation	$172,908	$—	$144,637	$—
Accumulated benefit obligation	168,239	—	140,350	—
Fair value of plan assets	116,067	—	96,329	—

For the pension plans, the following amounts are included in "Accumulated other comprehensive loss, net" on our balance sheet as of December 31, 2019, that have not yet been recognized as components of net periodic benefit cost (in thousands):

Pension Benefits
Unamortized net (gain)/loss	$47,983
Unamortized prior service cost	1,542

The amounts in "Accumulated other comprehensive loss, net" expected to be recognized as components of net periodic benefit cost during 2020 are (in thousands):

Pension Benefits
Amortization of net loss	$4,652
Amortization of prior service benefit	117

We do not expect to have any of the pension plans’ assets returned during 2020.

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

Capital Accumulation Plans

Our Capital Accumulation Plan ("Hecla 401(k) Plan") is available to all U.S. salaried and certain hourly employees and applies immediately upon employment. Employees may contribute from 1% to 50% of their annual compensation to the plan (subject to statutory limits). We make a matching contribution in the form of cash or stock of 100% of an employee’s contribution up to 6% of the employee’s earnings. Our matching contributions were approximately $3.9 million in 2019, $3.7 million in 2018, and $3.5 million in 2017. Payment of matching contributions to the Hecla 401(k) Plan is allowed to be made in Hecla common stock on a quarterly basis, which was done for 2019.

We also maintain a 401(k) plan that is available to all hourly employees at the Lucky Friday unit after completion of six months of service. Employees may contribute from 2% to 50% of their compensation to the plan (subject to statutory limits). The matching contribution is 55% of an employee’s contribution up to, but not exceeding, 5% of the employee’s earnings.  Our contributions were approximately $10,000 in 2019, $4,000 in 2018, and $114,000 in 2017, with the decrease in 2018 and 2019 due to the strike that ended in early January 2020 (see Note 11 for more information).

Note 9: Stockholders’ Equity

Common Stock

We are authorized to issue 750,000,000 shares of common stock, $0.25 par value per share, of which 529,182,994 shares of common stock were issued and 6,287,271 shares issued and held in treasury, for a net of 522,895,723 shares outstanding as of December 31, 2019. All of our currently outstanding shares of common stock are listed on the New York Stock Exchange under the symbol “HL.”

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

The following table summarizes the quarterly common stock dividends declared by our board of directors for the years ended December 31, 2017, 2018 and 2019:

	(A)	(B)	(A+B)
Declaration date	Silver-price- linked component per share	Minimum annual component per share	Total dividend per share	Total dividend amount (in millions)	Month of payment
February 21, 2017	$—	$0.0025	$0.0025	$1.0	March 2017
May 4, 2017	$—	$0.0025	$0.0025	$1.0	June 2017
August 3, 2017	$—	$0.0025	$0.0025	$1.0	September 2017
November 7, 2017	$—	$0.0025	$0.0025	$1.0	December 2017
February 14, 2018	$—	$0.0025	$0.0025	$1.0	March 2018
May 9, 2018	$—	$0.0025	$0.0025	$1.0	June 2018
August 8, 2018	$—	$0.0025	$0.0025	$1.2	September 2018
November 6, 2018	$—	$0.0025	$0.0025	$1.2	December 2018
February 20, 2019	$—	$0.0025	$0.0025	$1.2	March 2019
May 7, 2019	$—	$0.0025	$0.0025	$1.2	June 2019
August 5, 2019	$—	$0.0025	$0.0025	$1.2	September 2019
November 6, 2019	$—	$0.0025	$0.0025	$1.3	December 2019

Because the average realized silver prices for all periods in 2017, 2018 and 2019 were below the minimum threshold of $30, according to the policy no silver-price-linked component was declared or paid. Prior to 2011, no dividends had been declared on our common stock since 1990. The declaration and payment of common stock dividends is at the sole discretion of our board of directors.

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 23, 2016, as amended, we issued a total of 28,583,845 shares of common stock for total proceeds of $73.5 million, net of commissions of approximately $1.5 million, which were used for general corporate purposes. The shares were registered under the Securities Act of 1933, as amended, pursuant to our shelf registration statement on Form S-3. During the fourth quarter of 2019, we sold 21,410,231 shares under the agreement in 2019 for total proceeds of $49.0 million, net of commissions of approximately $1.0 million.

Common Stock Repurchase Program

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchase program may be modified, suspended or discontinued by us at any time. As of December 31, 2019, 934,100 shares had been repurchased under the program, at an average price of $3.99 per share, leaving approximately 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at February 6, 2020, was $3.43 per share. No shares were purchased under the program during 2019.

Preferred Stock

Our certificate of incorporation authorizes us to issue 5,000,000 shares of preferred stock, par value $0.25 per share. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by our board of directors. The board may fix the number of shares constituting each series and increase or decrease the number of shares of any series. As of December 31, 2019, 157,816 shares of Series B preferred stock were outstanding. Our Series B preferred stock is listed on the New York Stock Exchange under the symbol “HL PB.”

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

All quarterly dividends on our Series B preferred stock for 2017, 2018 and 2019 were declared and paid in cash.

Redemption

The Series B preferred stock is redeemable at our option, in whole or in part, at $50 per share, plus all dividends undeclared and unpaid on the Series B preferred stock up to the date fixed for redemption.

Liquidation Preference

The Series B preferred stockholders are entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $50 per share of Series B preferred stock plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution to such holders (the “Liquidation Preference”), and no more. Until the Series B preferred stockholders have been paid the Liquidation Preference in full, no payment will be made to any holder of Junior Stock upon our liquidation, dissolution or winding up. The term “Junior Stock” means our common stock and any other class of our capital stock issued and outstanding that ranks junior as to the payment of dividends or amounts payable upon liquidation, dissolution and winding up to the Series B preferred stock. As of December 31, 2019 and 2018, our Series B preferred stock had a Liquidation Preference of $7.9 million.

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

Stock Award Plans

We use stock-based compensation plans to aid us in attracting, retaining and motivating our employees, as well as to provide incentives more directly linked to increases in stockholder value. These plans provide for the grant of options to purchase shares of our common stock, the issuance of restricted stock units, performance-based shares and other equity-based awards.

Stock-based compensation expense amounts recognized for the years ended December 31, 2019, 2018 and 2017 were approximately $5.7 million, $6.3 million, and $6.3 million, respectively.  Over the next twelve months, we expect to recognize approximately $4.5 million in additional compensation expense as outstanding restricted stock units and performance-based shares vest.

Stock Incentive Plan

 During the second quarter of 2010, our stockholders voted to approve the adoption of our 2010 Stock Incentive Plan and to reserve up to 20,000,000 shares of common stock for issuance under the plan.  In the second quarter of 2019, our stockholders voted to approve an amendment to the plan to restore the number of shares of common stock available for issuance under the 2010 plan to the original 20,000,000 shares (along with other changes). The board of directors has broad authority under the 2010 plan to fix the terms and conditions of individual agreements with participants, including the duration of the award and any vesting requirements. As of December 31, 2019, there were 17,319,293 shares available for future grant under the 2010 plan.

Directors’ Stock Plan

In 2017, we adopted the amended and restated Hecla Mining Company Stock Plan for Non-Employee Directors (the “Directors’ Stock Plan”), which may be terminated by our board of directors at any time. Each non-employee director is credited each year with that number of shares determined by dividing $120,000 by the average closing price for our common stock on the New York Stock Exchange for the prior calendar year. A minimum of 25% of the shares credited each year is held in trust for the benefit of each director until delivered to the director. Each director may elect, prior to the first day of the applicable year, to have a greater percentage contributed to the trust for that year. Delivery of the shares from the trust occurs upon the earliest of: (1) death or disability; (2) retirement; (3) a cessation of the director’s service for any other reason; (4) a change in control; or (5) at the election of the director at any time, provided, however, that shares must be held in the trust for at least two years prior to delivery. During 2019, 2018, and 2017, 252,819, 161,630, and 152,439 shares, respectively, were credited to the non-employee directors. During 2019, 2018 and 2017, $455,000, $593,000, and $774,000, respectively, was charged to general and administrative expense associated with the shares issued to the non-employee directors. At December 31, 2019, there were 2,867,888 shares available for grant in the future under the plan.

Restricted Stock Units

Unvested restricted stock units granted by the board of directors to employees are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested, January 1, 2019	2,689,468	$4.14
Granted (unvested)	3,312,481	$1.85
Canceled	(803,683)	$2.62
Distributed (vested)	(1,201,098)	$4.00
Unvested, December 31, 2019	3,997,168	$2.46

The 3,997,168 unvested units at December 31, 2019 are scheduled to vest as follows:

1,703,869	in June 2020
1,404,693	in June 2021
888,606	in June 2022

Unvested units will be forfeited by participants upon termination of employment in advance of vesting, with the exception of termination due to retirement if certain criteria are met. Since the earliest grant date of unvested units (which was 2017), we have recognized approximately $4.9 million in compensation expense, including approximately $3.6 million recognized in 2019, and expect to record an additional $3.8 million in compensation expense over the remaining vesting period related to these units. The latest vesting date for unvested units as of December 31, 2019 is June 2022.

Performance-Based Shares

We periodically grant performance-based share awards to certain executive employees. The value of the awards is based on the ranking of the market performance of our common stock relative to the performance of the common stock of a group of peer companies over a three-year measurement period. The number of shares to be issued is based on the value of the awards divided by the share price at grant date. The compensation cost is measured using a Monte Carlo simulation to estimate their value at grant date. Since the earliest grant date of unvested units (which was 2018), we have recognized approximately $0.4 million in compensation expense, including approximately $0.2 million recognized in 2019, and expect to record an additional $0.2 million in compensation expense over the remaining vesting period related to these awards. The latest vesting date for unvested units as of December 31, 2019 is December 31, 2021.

In connection with the vesting of restricted stock units, performance-based shares and other stock grants, employees have in the past, at their election and when permitted by us, chosen to satisfy their tax withholding obligations through net share settlement, pursuant to which we withhold the number of shares necessary to satisfy such withholding obligations and pay the obligations in cash.  Pursuant to such net settlements, in 2019 we withheld 1,060,480 shares valued at approximately $2.2 million, or approximately $2.10 per share.  In 2018, we withheld 697,341 shares valued at approximately $2.7 million, or approximately $3.86 per share. These shares become treasury shares unless we cancel them.

Warrants

As discussed in Note 15, we issued 4,136,000 warrants to purchase one share of our common stock to holders of warrants to purchase Klondex common stock under the terms of the Klondex acquisition, and all of the warrants were outstanding as of December 31, 2019. Warrants to purchase 2,068,000 shares of common stock have an exercise price of $8.02 and expire in April 2032. Warrants to purchase 2,068,000 shares of common stock have an exercise price of $1.57 and expire in February 2029.

Note 10: Derivative Instruments

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi and San Sebastian mines are USD-functional entities which routinely incur expenses denominated in CAD and MXN, respectively, and such expenses expose us to exchange rate fluctuations between the USD and CAD and MXN. In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a similar program with respect to MXN. The programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of December 31, 2019, we had 128 forward contracts outstanding to buy a total of CAD$279.0 million having a notional amount of US$214.7 million, and 5 forward contracts outstanding to buy a total of MXN$7.1 million having a notional amount of USD$0.3 million. The CAD contracts are related to forecasted cash operating costs at Casa Berardi to be incurred from 2020 through 2023 and have USD-to-CAD exchange rates ranging between 1.2702 and 1.3332. The MXN contracts are related to forecasted cash operating costs at San Sebastian to be incurred in 2020 and have MXN-to-USD exchange rates ranging between 20.5610 and 20.8450. Our risk management policy provides for up to 75% of our planned cost exposure for five years into the future to be covered under such programs, and for potential additional programs to manage other foreign currency-related exposure areas. These instruments do, however, expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract exchange rate exceeds the spot exchange rate of a currency and (ii) exchange rate risk to the extent that the spot exchange rate exceeds the contract exchange rate for amounts of our operating costs covered under contract positions.

As of December 31, 2019, we recorded the following balances for the fair value of the contracts:

•	a current asset of $0.6 million, which is included in other current assets;
•	a non-current asset of $0.6 million, which is included in other non-current assets;
•	a current liability of $0.4 million, which is included in other current liabilities; and
•	a non-current liability of $1.0 million, which is included in other non-current liabilities.

Net unrealized losses of approximately $0.3 million related to the effective portion of the hedges were included in accumulated other comprehensive loss as of December 31, 2019. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $0.1 million in net unrealized losses included in accumulated other comprehensive loss as of December 31, 2019 would be reclassified to current earnings in the next twelve months. Net realized losses of approximately $1.3 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the year ended December 31, 2019. No net unrealized gains or losses related to ineffectiveness of the hedges were included in gain (loss) on derivatives contracts on our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2019.

Metals Prices

We may at times use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in the market. Our risk management policy provides for up to 75% of our planned metals price exposure for five years into the future, with certain other limitations, to be covered under such programs that would establish a ceiling for prices to be realized on future sales. These instruments do, however, expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions.

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our Greens Creek concentrate shipments between the time of shipment and final settlement. In addition, we are using financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future Greens Creek concentrate shipments. The following tables summarize the quantities of metals committed under forward sales contracts at December 31, 2019 and 2018:

December 31, 2019	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2020 settlements	2,556	10	21,550	5,159	$17.20	$1,481	$1.04	$0.88
Contracts on forecasted sales
2020 settlements	—	—	441	11,740	N/A	N/A	$1.13	$0.98

December 31, 2018	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2019 settlements	842	4	18,450	2,700	$14.69	$1,260	$1.15	$0.89

In June 2019, we began using financially-settled put option contracts to manage the exposure of our forecasted future gold and silver sales to potential declines in market prices for those metals. These put contracts give us the option, but not the obligation, to realize established prices on quantities of silver and gold to be sold in the future. The following table summarizes the quantities of metals for which we have entered into put contracts and the average exercise prices as of December 31, 2019:

December 31, 2019	Ounces under contract (in 000's)		Average price per ounce
	Silver	Gold	Silver	Gold
	(ounces)	(ounces)	(ounces)	(ounces)
Contracts on forecasted sales
2020 settlements	5,700	130	$15.73	$1,435

These forward and put option contracts are not designated as hedges and are marked-to-market through earnings each period.

As of December 31, 2019, we recorded a current liability of $5.8 million, which is included in other current liabilities and is net of $2.1 million for contracts in a fair value current asset position.

We recognized a $1.3 million net loss during 2019 on the contracts utilized to manage exposure to changes in prices of metals that have been sold, which is included in sales of products, which includes losses of approximately $1.0 million on forward contracts and $0.3 million on put option contracts. The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $4.0 million net loss during 2019 on the contracts utilized to manage exposure to changes in prices for forecasted future sales, which includes a loss of approximately $8.5 million primarily for deferred premiums on put option contracts, partially offset by a $4.5 million net gain on forward contracts. The net loss on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future sales, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net loss for 2019 is the result of deferred premiums on put option contracts and an increase in silver and gold prices, partially offset by the impact of a decline in zinc and lead prices. During the third quarters of 2019 and 2018, we settled, prior to their maturity date, contracts in a gain position for cash proceeds to us of approximately $6.7 million and $32.8 million, respectively. These programs, when utilized and the contracts are not settled prior to their maturity, are designed to mitigate the impact of potential future declines in silver, gold, lead and zinc prices from the price levels established in the contracts (see average price information above). When those prices increase compared to the contracts, we incur losses on the contracts.

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our revolving credit agreement would cause a default under the derivative contract. As of December 31, 2019, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these arrangements was $9.3 million as of December 31, 2019, and includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at December 31, 2019, we could have been required to settle our obligations under the agreements at their termination value of $9.3 million.

Note 11: Business Segments, Sales of Products and Significant Customers

We discover, acquire and develop mines and other mineral interests and produce and market concentrates, carbon material and doré containing silver, gold, lead and zinc.  We are currently organized and managed in five segments, which represent our operating units: the Greens Creek unit, the Lucky Friday unit, the Casa Berardi unit, the San Sebastian unit, and the Nevada Operations unit. The Nevada Operations unit was added as a result of our acquisition of Klondex in July 2018 (see Note 15 for more information).

General corporate activities not associated with operating units and their various exploration activities, as well as idle properties, are presented as “other.”  Interest expense, interest income and income taxes are considered general corporate items, and are not allocated to our segments.

The tables below present information about our reportable segments as of and for the years ended December 31, 2019, 2018 and 2017 (in thousands).

	2019	2018	2017
Net sales to unaffiliated customers:
Greens Creek	$299,722	$265,650	$278,297
Lucky Friday	16,621	9,750	21,555
Casa Berardi	192,944	210,339	192,165
San Sebastian	56,210	50,224	85,758
Nevada Operations	107,769	31,174	—
Total sales to unaffiliated customers	$673,266	$567,137	$577,775
Income (loss) from operations:
Greens Creek	$84,868	$70,293	$70,132
Lucky Friday	(12,520)	(20,199)	(16,037)
Casa Berardi	(33,499)	881	(534)
San Sebastian	569	(14)	53,591
Nevada Operations	(49,224)	(26,715)	—
Other	(47,303)	(63,372)	(47,046)
Total (loss) income from operations	$(57,109)	$(39,126)	$60,106
Capital additions (including non-cash additions):
Greens Creek	$35,829	$43,631	$35,255
Lucky Friday	7,861	14,236	6,268
Casa Berardi	33,906	39,816	51,327
San Sebastian	3,906	8,492	9,994
Nevada Operations	42,154	35,721	—
Other	73	4,555	2,908
Total capital additions	$123,729	$146,451	$105,752

Depreciation, depletion and amortization:
Greens Creek	$47,587	$46,511	$56,328
Lucky Friday	1,175	1,012	2,447
Casa Berardi	73,960	71,302	59,131
San Sebastian	9,772	4,602	2,693
Nevada Operations	67,024	10,617	—
Total depreciation, depletion and amortization	$199,518	$134,044	$120,599
Other significant non-cash items:
Greens Creek	$2,868	$3,325	$2,685
Lucky Friday	996	618	2,011
Casa Berardi	5,203	696	33
San Sebastian	492	419	468
Nevada Operations	2,911	8,758	—
Other	(6,595)	(23,358)	52,266
Total other significant non-cash items	$5,875	$(9,542)	$57,463
Identifiable assets:
Greens Creek	$639,047	$637,386	$671,960
Lucky Friday	440,615	437,499	432,400
Casa Berardi	703,511	754,248	784,706
San Sebastian	48,294	44,152	62,198
Nevada Operations	528,466	581,194	—
Other	277,375	249,465	393,894
Total identifiable assets	$2,637,308	$2,703,944	$2,345,158

The following are our long-lived assets by geographic area as of December 31, 2019 and 2018 (in thousands):

	2019	2018
United States	$1,748,406	$1,797,441
Canada	660,859	707,473
Mexico	14,433	15,090
Total long-lived assets	$2,423,698	$2,520,004

Our products consist of metal concentrates and carbon material, which we sell to custom smelters, metal traders and third-party processors, and unrefined bullion bars (doré), which may be sold as doré or further refined before sale to precious metal traders. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer.

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

For carbon sales, the performance obligation is met, the transaction price is known, and revenue is recognized generally at the time of transfer of title and control of the carbon containing the agreed-upon metal quantities to the customer.

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

The consideration we receive for our concentrate sales fluctuates due to changes in metals prices between the time of shipment and final settlement with the customer. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement with the customer. Also, it is unlikely a significant reversal of revenue for any one concentrate parcel will occur. As such, we use the expected value method to price the parcels until the final settlement date occurs, at which time the final transaction price is known. At December 31, 2019, metals contained in concentrates and exposed to future price changes totaled 2.5 million ounces of silver, 10,020 ounces of gold, 11,627 tons of zinc, and 4,939 tons of lead.  However, as discussed in Note 10, we seek to mitigate the risk of negative price adjustments by using financially-settled forward and put option contracts for some of our sales.

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

Sales of metal concentrates and metal products are made principally to custom smelters, third-party processors and metal traders. The percentage of sales contributed by each segment is reflected in the following table:

	Year Ended December 31,
	2019	2018	2017
Greens Creek	44.5%	46.7%	48.1%
Lucky Friday	2.5%	1.8%	3.8%
Casa Berardi	28.7%	37.1%	33.3%
San Sebastian	8.3%	8.9%	14.8%
Nevada Operations	16.0%	5.5%	—%
	100%	100%	100%

Sales of products by metal for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Silver	$192,235	$144,609	$194,813
Gold	388,602	313,076	277,421
Lead	35,777	33,829	37,995
Zinc	89,656	99,800	104,023
Less: Smelter and refining charges	(33,004)	(24,177)	(36,477)
Sales of products	$673,266	$567,137	$577,775

The following is sales information by geographic area based on the location of smelters and metal traders (for concentrate shipments) and the location of parent companies (for doré sales to metal traders) for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
United States	$53,612	$48,437	$16,806
Canada	379,095	322,402	358,663
Japan	48,841	42,885	58,475
Netherlands	38,420	—	—
Korea	154,581	145,263	80,183
China	—	66	69,631
Total, excluding gains/losses on forward contracts	$674,549	$559,053	$583,758

Sales by significant product type for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Doré and metals from doré	$340,912	$306,328	$292,930
Carbon	37,645	5,239	2,246
Lead concentrate	200,456	148,880	179,143
Zinc concentrate	74,160	80,938	88,688
Bulk concentrate	21,376	17,668	20,751
Total, excluding gains/losses on forward contracts	$674,549	$559,053	$583,758

Sales of products for 2019, 2018 and 2017, included a net loss of $1.3 million, a net gain of $8.1 million, and a net loss of $6.0 million, respectively, on derivative contracts for silver, gold, lead and zinc contained in our sales.  See Note 10 for more information.

Sales from continuing operations to significant metals customers as a percentage of total sales were as follows for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Teck Metals Ltd.	8.2%	8.4%	11.3%
Korea Zinc	17.4%	17.8%	16.4%
Scotia	24.0%	15.3%	24.9%
CIBC	23.1%	29.7%	22.8%

Our trade accounts receivable balance related to contracts with customers was $12.0 million at December 31, 2019 and $4.2 million at December 31, 2018, and included no allowance for doubtful accounts.

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

We do not incur significant costs to obtain contracts or fulfill contracts which are not addressed by other accounting standards. Therefore, we have not recognized an asset for such costs as of December 31, 2019 or December 31, 2018.

The sales and income (loss) from operations amounts reported above include results from our Lucky Friday segment. The Lucky Friday mine is our only operation where some of our employees are subject to a collective bargaining agreement, and the previous agreement expired on April 30, 2016. After voting against our new contract offer at the time, the unionized employees went on strike on March 13, 2017. They remained on strike until January 7, 2020, when the union ratified a new collective bargaining agreement. Production at Lucky Friday was suspended from the start of the strike until July 2017, when limited production resumed. In 2019, 2018 and 2017, cash suspension costs not related to production of $7.8 million, $14.6 million and $17.1 million, respectively, along with $4.3 million, $5.0 million and $4.2 million, respectively, in non-cash depreciation expense, are reported in a separate line item on our consolidated statements of operations. We expect re-staffing of the mine, which has commenced, to be completed in stages, with a return to full production by the end of 2020. However, the re-staffing process and ramp-up to full production could take longer or be more costly than anticipated.

Note 12: Fair Value Measurement

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

	Balance at December 31, 2019	Balance at December 31, 2018	Input Hierarchy Level
Assets:

Cash and cash equivalents:
Money market funds and other bank deposits	$62,452	$27,389	Level 1

Available for sale securities:
Equity securities – mining industry	6,207	6,583	Level 1

Trade accounts receivable:
Receivables from provisional concentrate sales	11,952	4,184	Level 2

Derivative contracts:
Metal forward and put option contracts	—	209	Level 2
Foreign exchange contracts	1,184	23	Level 2

Restricted cash balances:
Certificates of deposit and other deposits	1,025	1,025	Level 1

Total assets	$82,820	$39,413

Liabilities

Derivative contracts:
Metal forward and put option contracts	$5,777	$373	Level 2
Foreign exchange contracts	1,437	8,595	Level 2

Total liabilities	$7,214	$8,968

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

Trade accounts receivable include amounts due to us for shipments of concentrates, doré, metals sold from doré, and carbon material sold to customers.  Revenues and the corresponding accounts receivable for sales of metals products are recorded when title and risk of loss transfer to the customer (generally at the time of ship loading, or at the time of customer arrival for trucked products).  Sales of concentrates are recorded using estimated forward prices for the anticipated month of settlement applied to our estimate of payable metal quantities contained in each shipment.  Sales are recorded net of estimated treatment and refining charges, which are also impacted by changes in metals prices and quantities of contained metals.  We estimate the prices at which sales of our concentrates will be settled due to the time elapsed between shipment and final settlement with the customer.  Receivables for previously recorded concentrate sales are adjusted to reflect estimated forward metals prices at the end of each period until final settlement by the customer.  We obtain the forward metals prices used each period from a pricing service.  Changes in metals prices between shipment and final settlement result in changes to revenues previously recorded upon shipment.  The embedded derivative contained in our concentrate sales is adjusted to fair market value through earnings each period prior to final settlement.

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

We use financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments that have not reached final settlement.  We also use financially-settled forward and put option contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our forecasted future concentrate shipments (see Note 10 for more information).  These contracts do not qualify for hedge accounting, and are marked-to-market through earnings each period.  The fair value of each forward contract represents the present value of the difference between the forward metal price for the contract settlement period as of the measurement date and the contract settlement metal price. The fair value of each put option contract is measured using the Black-Scholes pricing model, with inputs for the period-end metal price and assumed metal price volatility and discount rate.

Our Senior Notes, which were recorded at their carrying value of $504.7 million, net of unamortized initial purchaser discount at December 31, 2019, had a fair value of $506.8 million at December 31, 2019. Quoted prices, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. See Note 6 for more information.

Note 13: Loss per Common Share

We are authorized to issue 750,000,000 shares of common stock, $0.25 par value per share. At December 31, 2019, there were 529,182,994 shares of our common stock issued and 6,287,271 shares issued and held in treasury, for a net of 522,895,723 shares outstanding.

We calculate basic loss per share using, as the denominator, the weighted average number of common shares outstanding during the period. Diluted loss per share uses, as its denominator, the weighted average number of common shares outstanding during the period plus the effect of potential dilutive common shares during the period using the treasury stock method for options, warrants, and restricted stock units, and if-converted method for convertible preferred shares.

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

A total of 157,816 shares of preferred stock were outstanding at December 31, 2019, 2018 and 2017.

The following table represents net loss per common share – basic and diluted (in thousands, except loss per share):

	Year ended December 31,
	2019	2018	2017
Numerator
Net income (loss)	$(99,557)	$(26,563)	$(28,520)
Preferred stock dividends	(552)	(552)	(552)
Net income (loss) applicable to common shares	$(100,109)	$(27,115)	$(29,072)

Denominator
Basic weighted average common shares	490,449	433,419	397,394
Dilutive stock options, restricted stock units, and warrants	—	—	—
Diluted weighted average common shares	490,449	433,419	397,394

Basic earnings (loss) per common share	$(0.20)	$(0.06)	$(0.07)
Diluted earnings (loss) per common share	$(0.20)	$(0.06)	$(0.07)

There were no options outstanding for the years ended December 31, 2019, 2018 and 2017, and no warrants outstanding for the year ended December 31, 2017. For the years ended December 31, 2019, 2018 and 2017, all outstanding restricted stock units, warrants and deferred shares were excluded from the computation of diluted loss per share, as our reported net losses for that period would cause their conversion and exercise to have no effect on the calculation of loss per share.

Note 14: Accumulated Other Comprehensive Loss

The following table lists the beginning balance, yearly activity and ending balance of each component of "Accumulated other comprehensive loss, net" (in thousands):

	Unrealized Gains (Losses) On Securities	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Loss, Net
Balance January 1, 2017	$1,454	$(5,260)	$(30,796)	$(34,602)
2017 change	2,265	10,290	(1,326)	11,229
Balance December 31, 2017	3,719	5,030	(32,122)	(23,373)
Change in accounting	(1,289)	—	—	(1,289)
2018 change	(2,443)	(13,814)	(1,550)	(17,807)
Balance December 31, 2018	(13)	(8,784)	(33,672)	(42,469)
2019 change	—	8,436	(3,277)	5,159
Balance December 31, 2019	$(13)	$(348)	$(36,949)	$(37,310)

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

	Income Tax Effect of:
	Unrealized Gains (Losses) On Securities	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Loss, Net
Balance January 1, 2017	$627	$—	$10,120	$10,747
2017 change	1,164	—	—	1,164
Balance December 31, 2017	1,791	—	10,120	11,911
2018 change	(1,791)	—	2,455	664
Balance December 31, 2018	—	—	12,575	12,575
2019 change	—	—	—	—
Balance December 31, 2019	$—	$—	$12,575	$12,575

See Note 2 for more information on our marketable securities, Note 8 for more information on our employee benefit plans, and Note 10 for more information on our derivative instruments.

Note 15:  Acquisitions

Acquisition of Klondex

On July 20, 2018, we acquired all of the issued and outstanding common shares of Klondex Mines Ltd. ("Klondex") for consideration valued at $2.27 per Klondex share (the "Arrangement"). The acquisition resulted in our 100% ownership of three land packages in northern Nevada totaling approximately 110 square miles and containing operating or previously-operating mines with a history of high-grade gold production, along with various other gold properties and two mills. The acquisition has increased our annual gold production, and we believe it has the potential to continue to do so. Under the terms of the Arrangement, each holder of Klondex common shares had the option to receive either (i) $2.47 in cash per Klondex share (the “Cash Alternative”), (ii) 0.6272 of a Hecla share per Klondex share (the “Share Alternative”), or (iii) US$0.8411 in cash and 0.4136 of a Hecla share per Klondex share (the “Combined Alternative”), subject in the case of the Cash Alternative and the Share Alternative to pro-ration based on a maximum cash consideration of $153.2 million and a maximum number of Hecla shares issued of 75,276,176. Klondex shareholders also received shares of a newly formed company which holds the Canadian assets previously owned by Klondex (Havilah Mining Corporation ("Havilah")). Klondex had 180,499,319 issued and outstanding common shares prior to consummation of the Arrangement. An additional 1,549,626 Klondex common shares were issued immediately prior to consummation of the Arrangement related to conversion of in-the-money Klondex options and certain outstanding restricted share units, resulting in a total of 182,048,945 issued and outstanding Klondex common shares at the time of consummation of the Arrangement. In connection with the Arrangement, we also issued an aggregate of 4,136,000 warrants to purchase one share of our common stock (“Hecla Warrants”) to holders of warrants to purchase Klondex common shares. Of the Hecla Warrants, 2,068,000 have an exercise price of $8.02 and expire in April 2032, and 2,068,000 have an exercise price of $1.57 and expire in February 2029. In addition, we settled share-based payment awards held by Klondex directors and employees for cash of $2.0 million. Consideration for the Arrangement was cash of $161.7 million, 75,276,176 shares of our common stock valued at $242.4 million, and issuance of the Hecla Warrants valued at $9.8 million, for total consideration of $413.9 million. The Hecla Warrants were valued using the Black-Scholes model and based on the exercise price and term of the warrants, the price of our common stock at the time of issuance of the warrants, and assumptions for the discount rate and volatility and dividend rate of our common stock. The cash consideration includes $7.0 million for our subscription for common shares of Havilah and $1.5 million for settlement of certain equity compensation instruments.

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

The allocation of purchase price above was finalized in the second quarter of 2019, with adjustments made in 2019 to the previously-reported preliminary allocation to decrease (i) total consideration, (ii) inventory - finished goods, in-process material and stockpiled ore, (iii) properties, plants, equipment and mineral interests, (iv) accrued payroll and related benefits and (v) deferred tax liability by $0.3 million, $0.2 million, $11.5 million, $2.1 million and $9.8 million, respectively, and increase accounts payable and accrued liabilities by $0.5 million.

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

	(unaudited)
	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017
Sales	$680,261	$785,859
Net (loss) income	(19,574)	(35,203)
(Loss) income applicable to common shareholders	(20,126)	(35,755)
Basic and diluted (loss) income per common share	(0.04)	(0.08)

The pro forma financial information includes adjustments to eliminate amounts related to the Canadian assets previously owned by Klondex, which were transferred to Havilah and not acquired by us, and costs related to the acquisition.

In the second quarter of 2019, we conducted a review of our Nevada operations which resulted in (i) a plan to curtail development and limit near-term mining at Fire Creek to areas where development has already been completed and (ii) suspension of production and development of the Hatter Graben project at Hollister, resulting in lower anticipated near-term production and capitalized development costs.  We determined this review and the resulting plans represented a triggering event requiring an assessment of recoverability of the carrying value of our long-lived assets ("carrying value assessment") in Nevada.  In our carrying value assessment, our estimate of undiscounted future cash flows and the estimated value of mineral interests exceeded the carrying value of the Nevada assets, and we concluded impairment was not indicated, as of June 30, 2019.  Estimates of undiscounted future cash flows are dependent upon, among other factors, estimates of: (i) metals to be extracted and recovered from proven and probable ore reserves and identified mineralization beyond proven and probable reserves, (ii) future operating and capital costs, and (iii) future metals prices. Over the remainder of 2019, we continued to pursue third-party ore processing arrangements with the potential to reduce transportation and milling costs. Additionally, we have commenced studies of the assets in order to determine how to mine them with lower costs. There were no subsequent events or changes in circumstances during the remainder of 2019 that indicated the carrying value of our long-term assets in Nevada were not recoverable. Recoverability of the carrying value will be contingent upon the favorable resolution of operational issues, including, but not limited to: (i) ore grade control, (ii) mill recoveries and reconciliation, (iii) the potential availability of third-party processing of ore produced at the Fire Creek mine, (iv) availability of sufficient resources (including funding) to resume and complete necessary development work and drilling on a timely basis, (v) hydrological studies and (vi) permitting. Based on the current mine plan, mining at Fire Creek in areas where development has already been completed is expected to continue until mid-2020.

Our estimates of undiscounted future cash flows for our Nevada assets are most sensitive to (i) changes in metal prices and (ii) estimates of metals to be extracted and recovered. If events or changes occur that adversely affect our estimate of undiscounted future cash flows from our Nevada assets, including (i) an increase in expected costs, (ii) a sustained decline in gold prices, or (iii) suspension of production and placement of our Nevada operations on care-and-maintenance due to the inability to resolve the operational issues identified in the preceding paragraph in a timely manner, or other factors, we may be required to again perform a carrying value assessment for our Nevada assets. If a future assessment indicates the carrying value of the assets exceeds the estimated undiscounted future cash flows, an impairment loss, which could be material, would be recognized for the difference between the carrying value and fair value of the assets. The estimate of potential impairment involves significant judgment and assumptions, and no assurance can be given as to whether we will recognize an impairment in the future or the amount of a potential impairment. The carrying value of our properties, plants, equipment and mineral interests in Nevada as of December 31, 2019 was $511.4 million, consisting of the following (in millions):

Value beyond proven and probable reserves	$382.2
Mills and tailings facilities	43.8
Development	32.1
Buildings and equipment	28.5
Mineral properties	18.8
Asset retirement obligation asset	3.1
Land	2.9
Total	$511.4

Note 16:  Guarantor Subsidiaries

Presented below are Hecla’s condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of Hecla's subsidiaries of the Senior Notes (see Note 6 for more information). The Guarantors consist of the following of Hecla's 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Hecla Montana, Inc.; Revett Silver Company; RC Resources, Inc.; Troy Mine Inc.; Revett Exploration, Inc.; Revett Holdings, Inc.; Mines Management, Inc.; Newhi, Inc.; Montanore Minerals Corp.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; Hecla Juneau Mining Company; Klondex Holdings Inc.; Klondex Gold & Silver Mining Co.; Klondex Midas Holdings Limited; Klondex Aurora Mine Inc.; Klondex Hollister Mine Inc.; and Hecla Quebec, Inc. We completed the initial offering of the Senior Notes on April 12, 2013, and a related exchange offer for virtually identical notes registered with the SEC on January 3, 2014.

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

•

Deferred taxes. Our ability to realize deferred tax assets and liabilities is considered for two consolidated tax groups of subsidiaries within the United States: the Nevada U.S. Group and Hecla U.S. group. Within each tax group, all subsidiaries' estimated future taxable income contributes to the ability of their tax group to realize all such assets and liabilities. However, when Hecla's subsidiaries are viewed independently, we use the separate return method to assess the realizability of each subsidiary's deferred tax assets and whether a valuation allowance is required against such deferred tax assets. In some instances, a parent company or subsidiary may possess deferred tax assets whose realization depends on the future taxable income of other subsidiaries on a consolidated-return basis, but would not be considered realizable if such parent or subsidiary filed on a separate stand-alone basis. In such a situation, a valuation allowance is assessed on that subsidiary's deferred tax assets, with the resulting adjustment reported in the eliminations column of the guarantor and parent's financial statements, as is the case in the financial statements set forth below. The separate return method can result in significant eliminations of deferred tax assets and liabilities and related income tax provisions and benefits. Non-current deferred tax asset balances are included in other non-current assets on the consolidating balance sheets and make up a large portion of that item, particularly for the guarantor balances.

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

Condensed Consolidating Balance Sheets

	As of December 31, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$33,750	$15,357	$13,345	$—	$62,452
Other current assets	9,725	89,722	17,299	(74)	116,672
Properties, plants, and equipment - net	1,913	2,410,458	11,327	—	2,423,698
Intercompany receivable (payable)	(28,381)	(579,830)	216,632	391,579	—
Investments in subsidiaries	1,636,802	—	—	(1,636,802)	—
Other non-current assets	289,422	24,325	(121,981)	(157,280)	34,486
Total assets	$1,943,231	$1,960,032	$136,622	$(1,402,577)	$2,637,308
Liabilities and Stockholders' Equity
Current liabilities	$(309,293)	$155,441	$8,334	$262,492	$116,974
Long-term debt	504,729	17,271	761	—	522,761
Non-current portion of accrued reclamation	—	96,389	7,404	—	103,793
Non-current deferred tax liability	—	166,549	—	(28,267)	138,282
Other non-current liabilities	55,372	6,577	1,126	—	63,075
Stockholders' equity	1,692,423	1,517,805	118,997	(1,636,802)	1,692,423
Total liabilities and stockholders' equity	$1,943,231	$1,960,032	$136,622	$(1,402,577)	$2,637,308

	As of December 31, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
		Revised	Revised
	(in thousands)
Assets
Cash and cash equivalents	$6,266	$17,233	$3,890	$—	$27,389
Other current assets	6,388	105,900	24,542	(69)	136,761
Properties, plants, and equipment - net	1,913	2,503,467	14,624	—	2,520,004
Intercompany receivable (payable)	171,908	(546,374)	152,031	222,435	—
Investments in subsidiaries	1,577,869	—	—	(1,577,869)	—
Other non-current assets	276,641	10,906	(124,845)	(142,912)	19,790
Total assets	$2,040,985	$2,091,132	$70,242	$(1,498,415)	$2,703,944
Liabilities and Stockholders' Equity
Current liabilities	$(233,824)	$157,640	$7,145	$205,233	$136,194
Long-term debt	532,799	143,858	1	(135,988)	540,670
Non-current portion of accrued reclamation	—	100,445	4,534	—	104,979
Non-current deferred tax liability	—	163,328	—	10,209	173,537
Other non-current liabilities	51,047	5,641	913	—	57,601
Stockholders' equity	1,690,963	1,520,220	57,649	(1,577,869)	1,690,963
Total liabilities and stockholders' equity	$2,040,985	$2,091,132	$70,242	$(1,498,415)	$2,703,944

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(1,282)	$618,241	$56,307	$—	$673,266
Cost of sales	(1,948)	(407,353)	(41,048)	—	(450,349)
Depreciation, depletion, and amortization	—	(189,746)	(9,772)	—	(199,518)
General and administrative	(16,830)	(17,350)	(1,652)	—	(35,832)
Exploration and pre-development	(22)	(13,191)	(5,856)	—	(19,069)
Research and development	—	(533)	(2)	—	(535)
Loss on derivative contracts	(3,971)	—	—	—	(3,971)
Acquisition costs	(271)	(221)	(153)	—	(645)
Equity in earnings of subsidiaries	(76,385)	—	—	76,385	—
Other (expense) income	1,186	(73,750)	2,161	(16,602)	(87,005)
(Loss) income before income taxes	(99,523)	(83,903)	(15)	59,783	(123,658)
(Provision) benefit from income taxes	(34)	7,941	(408)	16,602	24,101
Net (loss) income	(99,557)	(75,962)	(423)	76,385	(99,557)
Preferred stock dividends	(552)	—	—	—	(552)
(Loss) income applicable to common stockholders	(100,109)	(75,962)	(423)	76,385	(100,109)
Net (loss) income	(99,557)	(75,962)	(423)	76,385	(99,557)
Changes in comprehensive (loss) income	5,159	—	—	—	5,159
Comprehensive (loss) income	$(94,398)	$(75,962)	$(423)	$76,385	$(94,398)

	Year Ended December 31, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
		Revised	Revised
	(in thousands)
Revenues	$8,084	$508,830	$50,223	$—	$567,137
Cost of sales	(446)	(316,132)	(37,416)	—	(353,994)
Depreciation, depletion, and amortization	—	(129,442)	(4,602)	—	(134,044)
General and administrative	(18,760)	(15,963)	(1,819)	—	(36,542)
Exploration and pre-development	(130)	(30,332)	(10,120)	—	(40,582)
Research and development	—	(4,094)	(1,347)	—	(5,441)
Gain on derivative contracts	40,253	—	—	—	40,253
Acquisition costs	(9,445)	(344)	(256)	—	(10,045)
Equity in earnings of subsidiaries	(47,226)	—	—	47,226	—
Other (expense) income	513	(16,347)	3,258	(47,430)	(60,006)
(Loss) income before income taxes	(27,157)	(3,824)	(2,079)	(204)	(33,264)
(Provision) benefit from income taxes	595	(37,999)	(3,325)	47,430	6,701
Net (loss) income	(26,562)	(41,823)	(5,404)	47,226	(26,563)
Preferred stock dividends	(552)	—	—	—	(552)
(Loss) income applicable to common stockholders	(27,114)	(41,823)	(5,404)	47,226	(27,115)
Net (loss) income	(26,562)	(41,823)	(5,404)	47,226	(26,563)
Changes in comprehensive (loss) income	(17,807)	38	—	(38)	(17,807)
Comprehensive (loss) income	$(44,369)	$(41,785)	$(5,404)	$47,188	$(44,370)

	Year Ended December 31, 2017
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
		Revised	Revised
	(in thousands)
Revenues	$(5,983)	$498,000	$85,758	$—	$577,775
Cost of sales	1,098	(284,344)	(21,481)	—	(304,727)
Depreciation, depletion, and amortization	—	(117,906)	(2,693)	—	(120,599)
General and administrative	(17,693)	(15,889)	(2,029)	—	(35,611)
Exploration and pre-development	(459)	(19,892)	(8,607)	—	(28,958)
Research and development	—	(3,276)	—	—	(3,276)
Loss on derivative contracts	(21,250)	—	—	—	(21,250)
Acquisition costs	(24)	—	(1)	—	(25)
Equity in earnings of subsidiaries	(187,574)	—	—	187,574	—
Other (expense) income	203,365	(80,035)	8,298	(202,514)	(70,886)
(Loss) income before income taxes	(28,520)	(23,342)	59,245	(14,940)	(7,557)
(Provision) benefit from income taxes	—	(205,569)	(17,908)	202,514	(20,963)
Net (loss) income	(28,520)	(228,911)	41,337	187,574	(28,520)
Preferred stock dividends	(552)	—	—	—	(552)
(Loss) income applicable to common stockholders	(29,072)	(228,911)	41,337	187,574	(29,072)
Net (loss) income	(28,520)	(228,911)	41,337	187,574	(28,520)
Changes in comprehensive (loss) income	11,229	252	1,303	(1,555)	11,229
Comprehensive (loss) income	$(17,291)	$(228,659)	$42,640	$186,019	$(17,291)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(162,380)	$158,854	$17,183	$107,209	$120,866
Cash flows from investing activities:
Additions to properties, plants, and equipment	—	(116,386)	(5,035)	—	(121,421)
Other investing activities, net	(58,933)	139	1,415	58,933	1,554
Cash flows from financing activities:
Dividends paid to stockholders	(5,466)	—	—	—	(5,466)
Borrowings under debt arrangements	279,500	—	—	—	279,500
Repayments of debt	(279,500)	(7,157)			(286,657)
Other financing activity	254,263	(38,201)	(4,108)	(166,142)	45,812
Effect of exchange rate changes on cash	—	875	—	—	875
Changes in cash, cash equivalents and restricted cash and cash equivalents	27,484	(1,876)	9,455	—	35,063
Beginning cash, cash equivalents and restricted cash and cash equivalents	6,266	18,258	3,890	—	28,414
Ending cash, cash equivalents and restricted cash and cash equivalents	$33,750	$16,382	$13,345	$—	$63,477

	Year Ended December 31, 2018
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
		Revised	Revised
	(in thousands)
Cash flows from operating activities	$(222)	$91,999	$296,081	$(293,637)	$94,221
Cash flows from investing activities:					—
Additions to properties, plants, and equipment	—	(130,110)	(6,823)	—	(136,933)
Purchase of other companies, net of cash acquired	(139,326)		—	—	(139,326)
Other investing activities, net	(209,525)	6,789	—	242,448	39,712
Cash flows from financing activities:
Dividends paid to stockholders	(4,945)	—	—	—	(4,945)
Borrowings under debt arrangements	102,024	—	—	—	102,024
Repayments of debt	(106,036)	(7,339)	—	—	(113,375)
Other financing activity	260,418	11,816	(322,011)	51,189	1,412
Effect of exchange rate changes on cash	—	(1,515)	—	—	(1,515)
Changes in cash, cash equivalents and restricted cash and cash equivalents	(97,612)	(28,360)	(32,753)	—	(158,725)
Beginning cash, cash equivalents and restricted cash and cash equivalents	103,878	46,618	36,643	—	187,139
Ending cash, cash equivalents and restricted cash and cash equivalents	$6,266	$18,258	$3,890	$—	$28,414

	Year Ended December 31, 2017
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
		Revised	Revised
	(in thousands)
Cash flows from operating activities	$(139,900)	$(43,279)	$65,260	$233,797	$115,878
Cash flows from investing activities:					—
Additions to properties, plants, and equipment	—	(85,534)	(12,504)		(98,038)
Other investing activities	154,723	7,901	218	(161,367)	1,475
Cash flows from financing activities:		—	—		—
Dividends paid to stockholders	(4,528)	—	—		(4,528)
Repayments of debt	—	(6,986)	—		(6,986)
Other financing activity	(19,692)	134,178	(35,790)	(72,430)	6,266
Effect of exchange rates on cash	—	1,095	—	—	1,095
Changes in cash, cash equivalents and restricted cash and cash equivalents	(9,397)	7,375	17,184	—	15,162
Beginning cash, cash equivalents and restricted cash and cash equivalents	113,275	39,243	19,459	—	171,977
Ending cash, cash equivalents and restricted cash and cash equivalents	$103,878	$46,618	$36,643	$—	$187,139