Form 10-K/A
period 2019-12-31
HECLA MINING CO/DE/
filed 2020-02-13
CIK 719413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

Form 10-K/A
(Amendment No. 1)
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:
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

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates was $868,456,633 as of June 30, 2019. There were 488,870,345 shares of the registrant’s Common Stock outstanding as of June 30, 2019, and 523,216,426 shares outstanding as of February 6, 2020

Documents incorporated by reference herein:

To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 2020 Annual Meeting of Shareholders of the registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the registrant’s 2019 fiscal year, is incorporated herein by reference. See Part III.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, originally filed by Hecla Mining Company (the “Company”) on February 10, 2020 (the “Original Filing”). Due to a clerical error, the Company reported an incorrect number of shares outstanding on the cover page of the Original Filing. This Amendment corrects the number of shares outstanding on the cover page and updates Item 15 of Part II of the Original Filing to reflect the additions of Exhibits 31.3 and 31.4, which are filed with this Amendment. Except as described in this Explanatory Note, no other changes have been made to the Original Filing. The Original Filing continues to speak as of its filing date, and we otherwise have not updated the Original Filing to reflect any events which occurred subsequent to the filing date of the Original Filing.

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

4.4	Description of Securities.***

4.5(a)	Warrant to Purchase 2,068,000 Common Shares of Hecla Mining Company dated July 20, 2018.***

4.5(b)	Warrant to Purchase 2,068,000 Common Shares of Hecla Mining Company dated July 20, 2018.***

10.1
First Amendment dated as of May 8, 2019 to Fifth Amended and Restated Credit Agreement dated as of July 16, 2018, by and among Hecla Mining Company, certain subsidiaries of Hecla Mining Company, the Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on July 18, 2019 (File No. 1-8491), and incorporated herein by reference.

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

10.4
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

10.6
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

10.8	Hecla Mining Company Short-Term Incentive Plan . Filed as exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2019 (File No. 1-8491), and incorporated herein by reference. (1)

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

10.12
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

10.14	Hecla Mining Company Nonqualified Plans Master Trust Agreement. Filed as exhibit 10.5(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference. (1)

21	List of subsidiaries of Registrant. ***

23.1	Consent of BDO USA, LLP. ***

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.***

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act.***

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**, ***

101.SCH	Inline XBRL Taxonomy Extension Schema.**, ***

101.CAL	Inline XBRL Taxonomy Extension Calculation.**, ***

101.DEF	Inline XBRL Taxonomy Extension Definition.**, ***

101.LAB	Inline XBRL Taxonomy Extension Labels.**, ***

101.PRE	Inline XBRL Taxonomy Extension Presentation.**, ***

104	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________________________

(1)	Indicates a management contract or compensatory plan or arrangement.

*Filed herewith

**XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

***Filed as an exhibit to the Annual Report on Form 10-K filed by Hecla Mining Company on February 10, 2020.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HECLA MINING COMPANY

By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President, Chief Executive Officer and Director

Date:	February 13, 2020