Form 10-Q
period 2020-03-31
HECLA MINING CO/DE/
filed 2020-05-07
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or

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
Emerging growth company ☐.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐.    No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding May 5, 2020
Common stock, par value $0.25 per share	526,124,158

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended March 31, 2020

INDEX*

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$215,715	$62,452
Accounts receivable:
Trade	6,062	11,952
Taxes	12,547	20,048
Other, net	9,188	6,421
Inventories:
Concentrates, doré, and stockpiled ore	39,450	30,364
Materials and supplies	35,672	35,849
Prepaid taxes	5,114	107
Other current assets	18,794	11,931
Total current assets	342,542	179,124
Non-current investments	4,919	6,207
Non-current restricted cash and investments	1,053	1,025
Properties, plants, equipment and mineral interests, net	2,393,187	2,423,698
Operating lease right-of-use assets	14,909	16,381
Non-current deferred income taxes	3,007	3,537
Other non-current assets and deferred charges	4,507	7,336
Total assets	$2,764,124	$2,637,308
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$49,437	$57,716
Accrued payroll and related benefits	34,478	26,916
Accrued taxes	5,842	4,776
Current portion of finance leases	5,391	5,429
Current portion of operating leases	4,792	5,580
Current portion of accrued reclamation and closure costs	5,277	4,581
Accrued interest	4,305	5,804
Other current liabilities	7,661	6,172
Total current liabilities	117,183	116,974
Non-current finance leases	5,810	7,214
Non-current operating leases	10,139	10,818
Accrued reclamation and closure costs	97,509	103,793
Long-term debt - Senior Notes	469,021	504,729
Long-term debt - revolving credit facility	210,000	—
Non-current deferred tax liability	126,237	138,282
Non-current pension liability	57,309	56,219
Other non-current liabilities	14,033	6,856
Total liabilities	1,107,241	944,885
Commitments and contingencies (Notes 2, 4, 7, 9, and 11)
STOCKHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, 750,000,000 authorized shares; issued March 31, 2020 — 529,534,568 shares and December 31, 2019 — 529,182,994 shares	132,381	132,292
Capital surplus	1,976,033	1,973,700
Accumulated deficit	(371,958)	(353,331)
Accumulated other comprehensive loss	(56,645)	(37,310)
Less treasury stock, at cost; March 31, 2020 and December 31, 2019 - 6,287,271 shares issued and held in treasury	(22,967)	(22,967)
Total stockholders’ equity	1,656,883	1,692,423
Total liabilities and stockholders’ equity	$2,764,124	$2,637,308

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended
	March 31, 2020	March 31, 2019
Sales of products	$136,925	$152,617
Cost of sales and other direct production costs	85,887	110,386
Depreciation, depletion and amortization	39,666	38,787
Total cost of sales	125,553	149,173
Gross profit	11,372	3,444
Other operating expenses:
General and administrative	8,939	9,959
Exploration	2,530	4,402
Pre-development	535	856
Research and development	—	403
Other operating expense	915	587
Gain on disposition of properties, plants, equipment and mineral interests	(104)	—
Ramp-up and suspension costs	12,996	2,778
Acquisition costs	5	13
Provision for closed operations and environmental matters	516	570
Total other operating expense	26,332	19,568
Loss from operations	(14,960)	(16,124)
Other income (expense):
Unrealized (loss) gain on investments	(978)	96
Gain (loss) on derivative contracts	7,893	(1,799)
Net foreign exchange gain (loss)	6,636	(3,133)
Other expense	(527)	(1,124)
Interest expense	(16,311)	(10,665)
Total other expense	(3,287)	(16,625)
Loss before income taxes	(18,247)	(32,749)
Income tax benefit	1,062	7,216
Net loss	(17,185)	(25,533)
Preferred stock dividends	(138)	(138)
Loss applicable to common stockholders	$(17,323)	$(25,671)
Comprehensive loss:
Net loss	$(17,185)	$(25,533)
Change in fair value of derivative contracts designated as hedge transactions	(19,335)	4,259
Comprehensive loss	$(36,520)	$(21,274)
Basic loss per common share after preferred dividends	$(0.03)	$(0.05)
Diluted loss per common share after preferred dividends	$(0.03)	$(0.05)
Weighted average number of common shares outstanding - basic	523,215	482,829
Weighted average number of common shares outstanding - diluted	523,215	482,829
Cash dividends per common share	$0.0025	$0.0025

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019
Operating activities:
Net loss	$(17,185)	$(25,533)
Non-cash elements included in net loss:
Depreciation, depletion and amortization	41,630	40,267
Unrealized loss (gain) on investments	978	(96)
Adjustment of inventory to market value	—	1,399
Gain on disposition of properties, plants, equipment, and mineral interests	(104)	—
Provision for reclamation and closure costs	1,548	1,594
Stock compensation	1,219	1,580
Deferred income taxes	(3,252)	(8,293)
Amortization of loan origination fees and loss on extinguishment of debt	2,140	625
(Gain) loss on derivative contracts	(10,437)	3,686
Foreign exchange (gain) loss	(8,066)	5,550
Other non-cash items, net	—	2
Change in assets and liabilities:
Accounts receivable	9,955	(5,063)
Inventories	(6,602)	3,171
Other current and non-current assets	(2,642)	1,124
Accounts payable and accrued liabilities	(11,879)	(9,496)
Accrued payroll and related benefits	9,495	7,212
Accrued taxes	1,332	1,237
Accrued reclamation and closure costs and other non-current liabilities	(3,203)	1,064
Cash provided by operating activities	4,927	20,030
Investing activities:
Additions to properties, plants, equipment and mineral interests	(19,870)	(33,071)
Proceeds from disposition of properties, plants and equipment	154	1
Net cash used in investing activities	(19,716)	(33,070)
Financing activities:
Dividends paid to common stockholders	(1,304)	(1,209)
Dividends paid to preferred stockholders	(138)	(138)
Credit facility fees paid	(458)	(39)
Borrowings on debt	679,500	58,000
Repayments of debt	(506,500)	(58,000)
Repayments of finance leases	(1,284)	(1,261)
Net cash provided by (used in) financing activities	169,816	(2,647)
Effect of exchange rates on cash	(1,736)	95
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	153,291	(15,592)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	63,477	28,414
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$216,768	$12,822
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,984	$672
Significant non-cash investing and financing activities:
Addition of finance lease obligations and right-of-use assets	$—	$3,498
Recognition of operating lease liabilities and right-of-use assets	$—	$22,365

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

 Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars are in thousands, except for share and per share amounts)

	Three Months Ended March 31, 2020
	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2020	$39	$132,292	$1,973,700	$(353,331)	$(37,310)	$(22,967)	$1,692,423
Net loss	—	—		(17,185)	—	—	(17,185)
Restricted stock units granted	—	—	1,219	0	—	—	1,219
Common stock dividends declared ($0.0025 per common share)	—	—	—	(1,304)	—	—	(1,304)
Series B Preferred Stock dividends declared ($0.875 per share)	—	—	—	(138)	—	—	(138)
Common stock issued for 401(k) match (352,000 shares)	—	89	1,114	—	—	—	1,203
Other comprehensive income	—	—	—	—	(19,335)	—	(19,335)
Balances, March 31, 2020	$39	$132,381	$1,976,033	$(371,958)	$(56,645)	$(22,967)	$1,656,883

	Three Months Ended March 31, 2019
	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2019	$39	$121,956	$1,880,481	$(248,308)	$(42,469)	$(20,736)	$1,690,963
Net loss	—	—	—	(25,533)	—	—	(25,533)
Restricted stock units granted	—	—	1,579	—	—	—	1,579
Common stock dividends declared ($0.0025 per common share)	—	—	—	(1,209)	—	—	(1,209)
Series B Preferred Stock dividends declared ($0.875 per share)	—	—	—	(138)	—	—	(138)
Common stock issued for 401(k) match (384,000 shares)	—	96	878	—	—	—	974
Adjustment to fair value of warrants issued for purchase of another company	—	—	(325)	—	—	—	(325)
Other comprehensive income	—	—	—	—	4,259	—	4,259
Balances, March 31, 2019	$39	$122,052	$1,882,613	$(275,188)	$(38,210)	$(20,736)	$1,670,570

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1.    Basis of Preparation of Financial Statements

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements and notes to the unaudited interim condensed consolidated financial statements contain all adjustments, consisting of normal recurring items and items which are nonrecurring, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company and its consolidated subsidiaries (in this report, "Hecla" or "the Company" or “we” or “our” or “us” refers to Hecla Mining Company and our subsidiaries, unless the context requires otherwise).  These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2019, as it may be amended from time to time.

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

The 2019 novel strain of coronavirus ("COVID-19") was characterized as a global pandemic by the World Health Organization on March 11, 2020, and COVID-19 has resulted in travel restrictions and business slowdowns or shutdowns in affected areas.  In late March 2020, the Government of Quebec ordered the mining industry to reduce to minimum operations as part of the fight against the COVID-19 virus, causing us to suspend our Casa Berardi operations from approximately March 24 until April 15, when limited mining operations resumed.  In early April, the Government of Mexico issued a similar order causing us to suspend our San Sebastian operations through April 30, and the order was subsequently extended to May 30. In addition, restrictions imposed by the State of Alaska in late March have caused us to revise the normal operating procedures for staffing operations at Greens Creek. These suspension orders impacted us in the first quarter of 2020 by curtailing our expected production of gold at Casa Berardi by approximately 5,200 ounces, along with the related revenue, and we anticipate our gold production and revenue at Casa Berardi will be impacted in the second quarter of 2020 at a similar or slightly higher level.  We continued to incur costs at Casa Berardi while operations were suspended and will also incur suspension costs at San Sebastian, although at lower levels than during full production.  At Casa Berardi, suspension costs in the first quarter of 2020 totaled $0.9 million.  In addition, we have incurred costs of approximately $0.2 million per week related to quarantining employees at Greens Creek, which started in late March 2020.  It is possible that the changes at Casa Berardi, San Sebastian or Greens Creek (or at any other operation) could continue to have an adverse impact on operations or 2020 financial results, including materially so, beyond the second quarter of 2020 if restrictions continue longer than anticipated or become broader.

We have taken precautionary measures to mitigate the impacts of COVID-19, including implementing operational plans and practices and increasing our cash reserves through a draw-down of our revolving credit facility (see Note 9 for more information). As long as they are required, the operational practices implemented could have an adverse impact on our operating results due to deferred production and revenues or additional costs.  We continue to monitor the rapidly evolving situation and guidance from federal, state, local and foreign governments and public health authorities and may take additional actions based on their recommendations. The extent of the impact of COVID-19 on our business and financial results will also depend on future developments, including the duration and spread of the outbreak within the markets in which we operate and the related impact on prices, demand, creditworthiness and other market conditions and governmental reactions, all of which are highly uncertain.

Note 2.    Investments

At March 31, 2020 and December 31, 2019, the fair value of our non-current investments was $4.9 million and $6.2 million, respectively.  Our non-current investments consist of marketable equity securities which are carried at fair value. The cost basis of our non-current investments was approximately $9.2 million and $9.8 million at March 31, 2020 and December 31, 2019, respectively. During the quarter ended March 31, 2020, we recognized $1.0 million in net unrealized losses in current earnings. During the quarter ended March 31, 2019, we recognized $0.1 million in net unrealized gains in current earnings.

Note 3.   Income Taxes

Major components of our income tax benefit for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Current:
Domestic	$(732)	$—
Foreign	(2,069)	(1,077)
Total current income tax provision	(2,801)	(1,077)

Deferred:
Domestic	1,250	2,477
Foreign	2,613	5,816
Total deferred income tax benefit	3,863	8,293
Total income tax benefit	$1,062	$7,216

The income tax benefit for the three months ended March 31, 2020 and 2019 varies from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income due primarily to the impact of taxation in foreign jurisdictions and a valuation allowance on the majority of U.S. deferred tax assets.

In 2018, we acquired through the acquisition of Klondex Mines Ltd. a U.S. consolidated tax group ("Nevada U.S. Group") that did not join the existing consolidated U.S. tax group of Hecla Mining Company and subsidiaries (“Hecla U.S.”).  For Hecla U.S., we recorded a full valuation allowance in the U.S. in December 2017 as a result of U.S. tax reform.  Our circumstances at March 31, 2020 continued to support a full valuation allowance in the U.S. for Hecla U.S.

As of March 31, 2020, we have a net deferred tax liability in the Nevada U.S. Group of $37.0 million, a net deferred tax liability in Canada of $89.2 million and a net deferred tax asset in Mexico of $3.0 million, for a consolidated worldwide net deferred tax liability of $123.2 million.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  The CARES Act has not had a material impact on the Company as of March 31, 2020; however we will continue to examine the impacts the CARES Act may have on our business.

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

Johnny M Mine Area near San Mateo, McKinley County and San Mateo Creek Basin, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for environmental remediation and past costs the EPA has incurred at the site. Mining at the Johnny M Mine was conducted for a limited period of time by a predecessor of our subsidiary, Hecla Limited. In August 2012, Hecla Limited and the EPA entered into a Settlement Agreement and Administrative Order on Consent for Removal Action (“Consent Order”), pursuant to which Hecla Limited agreed to pay (i) $1.1 million to the EPA for its past response costs at the site and (ii) any future response costs at the site under the Consent Order, in exchange for a covenant not to sue by the EPA. Hecla Limited paid the $1.1 million to the EPA for its past response costs and in December 2014 submitted to EPA the Engineering Evaluation and Cost Analysis (“EE/CA”) for the site. The EE/CA evaluates three alternative response actions: 1) no action, 2) off-site disposal, and 3) on-site disposal. The range in estimated costs of these alternatives is $0 to $221 million. In the EE/CA, Hecla Limited recommended that EPA approve on-site disposal, which is currently estimated to cost $6.1 million, on the basis that it is the most appropriate response action under CERCLA. In October 2019, the EPA published the EE/CA for a 30-day public notice comment period, and the agency is expected to make a final decision on the appropriate response action after the comment process is complete. It is anticipated that Hecla Limited will implement the response action selected by the EPA pursuant to an amendment to the Consent Order or a new order. Based on the foregoing, we believe it is probable that Hecla Limited will incur a liability for remediation at the site. In the fourth quarter of 2014, we accrued $5.6 million, and in October 2019 we increased that amount to $6.1 million, with the increase representing estimated costs to begin implementation of the remedy in 2020. It is possible that Hecla Limited’s liability will be more than $6.1 million, and any increase in liability could have a material adverse effect on Hecla Limited’s or our results of operations or financial position.

The Johnny M Mine is in an area known as the San Mateo Creek Basin (“SMCB”), which is an approximately 321 square mile area in New Mexico that contains numerous legacy uranium mines and mills. In addition to Johnny M, Hecla Limited's predecessor was involved at other mining sites within the SMCB. The EPA appears to have deferred consideration of listing the SMCB site on CERCLA’s National Priorities List (Superfund) by removing the site from its emphasis list, and is working with various potentially responsible parties ("PRPs") at the site in order to study and potentially address perceived groundwater issues within the SMCB. The EE/CA discussed above relates primarily to contaminated rock and soil at the Johnny M site, not groundwater and not elsewhere within the SMCM site. It is possible that Hecla Limited’s liability at the Johnny M Site, and for any other mine site within the SMCB at which Hecla Limited's predecessor may have operated, will be greater than our current accrual of $6.1 million due to the increased scope of required remediation.

In July 2018, the EPA informed Hecla Limited that it and several other PRPs may be liable for cleanup of the SMCB site or for costs incurred by the EPA in cleaning up the site. The EPA stated it has incurred approximately $9.6 million in response costs to date. Hecla Limited cannot with reasonable certainty estimate the amount or range of liability, if any, relating to this matter because of, among other reasons, the lack of information concerning the site, including the relative contributions of contamination by the various PRPs.

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

Debt

As discussed in Note 9, on February 19, 2020, we completed an offering of $475 million aggregate principal amount of 7.25% Senior Notes due 2028.  The net proceeds from the offering of the Senior Notes were used, together with cash on hand, to redeem all of our previously-outstanding 6.875% Senior Notes that were due in 2021 and had a principal balance of $506.5 million.  Interest on the Senior Notes is payable on February 15 and August 15 of each year, commencing August 15, 2020.

Other Commitments

Our contractual obligations as of March 31, 2020 included approximately $2.3 million for various costs. In addition, our open purchase orders at March 31, 2020 included approximately $2.3 million, $0.6 million, $3.3 million and $0.6 million for various capital and non-capital items at the Lucky Friday, Casa Berardi, Greens Creek and Nevada Operations units, respectively. We also have total commitments of approximately $11.9 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units and total commitments of approximately $16.1 million relating to payments on operating leases (see Note 9 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs.  As of March 31, 2020, we had surety bonds totaling $181.3 million and letters of credit totaling $28.7 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations.  As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity.  Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites.  We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 5.    Loss Per Common Share

We are authorized to issue 750,000,000 shares of common stock, $0.25 par value per share. At March 31, 2020, there were 529,534,568 shares of our common stock issued and 6,287,271 shares issued and held in treasury, for a net of 523,247,297 shares outstanding. Basic and diluted loss per common share, after preferred dividends, was $(0.03) and $(0.05) for the three-month periods ended March 31, 2020 and 2019, respectively.

Diluted loss per share for the three months ended March 31, 2020 and 2019 excludes the potential effects of outstanding shares of our convertible preferred stock, as their conversion would have no effect on the calculation of dilutive shares.

For the three months ended March 31, 2020 and 2019, all outstanding restricted stock units, warrants and deferred shares were excluded from the computation of diluted loss per share, as our reported net losses for those periods would cause their conversion and exercise to have no effect on the calculation of loss per share.

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

The following tables present information about our reportable segments for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net sales to unaffiliated customers:
Greens Creek	$53,833	$80,129
Lucky Friday	2,830	2,182
Casa Berardi	46,172	40,062
San Sebastian	9,927	12,600
Nevada Operations	24,163	17,644
	$136,925	$152,617
Income (loss) from operations:
Greens Creek	$4,117	$25,433
Lucky Friday	(8,120)	(2,781)
Casa Berardi	(3,880)	(10,519)
San Sebastian	679	(1,512)
Nevada Operations	2,889	(13,991)
Other	(10,645)	(12,754)
	$(14,960)	$(16,124)

The following table presents identifiable assets by reportable segment as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Identifiable assets:
Greens Creek	$631,246	$639,047
Lucky Friday	488,854	440,615
Casa Berardi	698,433	703,511
San Sebastian	35,254	48,294
Nevada Operations	522,899	528,466
Other	387,438	277,375
	$2,764,124	$2,637,308

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

For sales of carbon material, the performance obligation is met, the transaction price is known, and revenue is recognized generally at the time of arrival at the customer's facility.

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

The consideration we receive for our concentrate sales fluctuates due to changes in metals prices between the time of shipment and final settlement with the customer. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement with the customer. Also, it is unlikely a significant reversal of revenue for any one concentrate parcel will occur. As such, we use the expected value method to price the parcels until the final settlement date occurs, at which time the final transaction price is known. At March 31, 2020, metals contained in concentrate sales and exposed to future price changes totaled 2.1 million ounces of silver, 6,602 ounces of gold, 11,376 tons of zinc, and 3,721 tons of lead.  However, as discussed in Note 11, we seek to mitigate the risk of negative price adjustments by using financially-settled forward and put option contracts for some of our sales.

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

Sales of metal concentrates and metal products are made principally to custom smelters, brokers, third-party processors and metals traders. The percentage of sales contributed by each segment is reflected in the following table:

	Three Months Ended March 31,
	2020	2019

Greens Creek	39%	53%
Lucky Friday	2%	1%
Casa Berardi	34%	26%
San Sebastian	7%	8%
Nevada Operations	18%	12%
	100%	100%

Sales of products by metal for the thee-month periods ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019

Silver	$37,572	$45,506
Gold	90,694	79,679
Lead	6,420	9,025
Zinc	17,308	24,755
Less: Smelter and refining charges	(15,069)	(6,348)
Sales of products	$136,925	$152,617

The following is sales information by geographic area based on the location of smelters and brokers (for concentrate shipments) and location of parent companies (for doré sales to metals traders) for the three-month periods ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019

Canada	$54,333	$92,872
Korea	26,607	49,300
Japan	6,121	8,350
China	13,921	—
United States	35,185	4,571
Other	(922)	—
Total, excluding gains/losses on forward contracts	$135,245	$155,093

Sales by significant product type for the three-month periods ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019

Doré and metals from doré	$67,327	$75,449
Carbon material	19,368	452
Lead concentrate	34,154	49,300
Zinc concentrate	10,820	23,792
Bulk concentrate	3,576	6,100
Total, excluding gains/losses on forward contracts	$135,245	$155,093

Sales of products for the first three months of 2020 and 2019 included net gains of $1.7 million and net losses of $2.5 million, respectively, on financially-settled forward and put option contracts for silver, gold, lead and zinc contained in our sales.  See Note 11 for more information.

Sales of products to significant customers as a percentage of total sales were as follows for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

CIBC	30%	16%
Korea Zinc	19%	20%
Asahi	17%	2%
Scotia	15%	29%
IXM	10%	—%
Teck Metals Ltd.	2%	15%
Trafigura	—%	12%

Our trade accounts receivable balance related to contracts with customers was $6.1 million at March 31, 2020 and $12.0 million at December 31, 2019, and included no allowance for doubtful accounts.

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

We do not incur significant costs to obtain contracts, nor costs to fulfill contracts which are not addressed by other accounting standards. Therefore, we have not recognized an asset for such costs as of March 31, 2020 or December 31, 2019.

Note 7.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Service cost	$1,334	$1,100
Interest cost	1,404	1,620
Expected return on plan assets	(1,872)	(1,496)
Amortization of prior service cost	29	15
Amortization of net loss	1,163	1,097
Net periodic pension cost	$2,058	$2,336

The service cost component of net periodic benefit cost is included in the same line items of our condensed consolidated financial statements as other employee compensation costs, and the net expense for the three months ended March 31, 2020 and 2019 of $0.7 million and $1.2 million, respectively, related to all other components of net periodic pension cost is included in other (expense) income on our condensed consolidated statements of operations and comprehensive (loss) income.

In April 2020, we contributed $0.4 million in shares of our common stock to our defined benefit plans, and expect to contribute an additional $5.8 million in cash or shares of our common stock in 2020.  We expect to contribute approximately $0.6 million to our unfunded supplemental executive retirement plan during 2020.

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

In March 2020, the Board of Directors granted 2,800,062 shares of common stock to employees for payment of long-term incentive compensation for the period ended December 31, 2019. The shares were distributed in April 2020, and $5.1 million in expense related to the stock awards was recognized in the periods prior to March 31, 2020.

Stock-based compensation expense for restricted stock unit and performance-based grants to employees and shares issued to nonemployee directors totaled $1.2 million for the first three months of 2020 and $1.6 million for the first three months of 2019.

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

On February 21, 2020, our Board of Directors declared a common stock dividend, pursuant to the minimum annual dividend component of the policy described above, of $0.0025 per share, for a total dividend of approximately $1.3 million paid in March 2020. Because the average realized silver price for the fourth quarter of 2019 was $17.47 per ounce, below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. The declaration and payment of common stock dividends is at the sole discretion of our Board of Directors.

Common Stock Repurchase Program

On May 8, 2012, we announced that our Board of Directors approved a stock repurchase program. Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of March 31, 2020, 934,100 shares had been purchased at an average price of $3.99 per share, leaving approximately 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at May 5, 2020, was $2.64 per share. No shares were purchased under the program during the first quarter of 2020.

Warrants

We issued 4,136,000 warrants to purchase one share of our common stock to holders of warrants to purchase Klondex common stock under the terms of the Klondex acquisition, and all of the warrants were outstanding as of March 31, 2020. Warrants to purchase 2,068,000 shares of common stock have an exercise price of $8.02 and expire in April 2032. Warrants to purchase 2,068,000 shares of common stock have an exercise price of $1.57 and expire in February 2029.

Note 9.    Debt, Credit Facility and Leases

Senior Notes

On February 19, 2020, we completed an offering of $475 million in aggregate principal amount of our 7.25% Senior Notes due February 15, 2028 ("Senior Notes") under our shelf registration statement previously filed with the SEC. The Senior Notes are governed by the Indenture, dated as of February 19, 2020, among Hecla Mining Company ("Hecla") and certain of our subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee. On March 19, 2020, the net proceeds from the offering of the Senior Notes ($469.5 million) were used, together with cash on hand, to redeem all of our previously-outstanding 6.875% Senior Notes that were due in 2021 and had a principal balance of $506.5 million ("2021 Notes").

The Senior Notes are recorded net of a 1.16% initial purchaser discount totaling $5.5 million at the time of the February 2020 issuance. The discount and issuance costs had an unamortized balance of $6.0 million as of March 31, 2020.  The Senior Notes bear interest at a rate of 7.25% per year from the date of issuance or from the most recent payment date on which interest has been paid or provided for.  Interest on the Senior Notes is payable on February 15 and August 15 of each year, commencing August 15, 2020. During each of the three month periods ended March 31, 2020 and 2019, interest expense on the statement of operations and comprehensive loss related to the Senior Notes and 2021 Notes and amortization of the initial purchaser discount and fees related to the issuance of the Senior Notes and 2021 Notes totaled $13.7 million and $9.1 million, respectively. Interest expense for the three month period ended March 31, 2020 included amounts recorded for (i) interest recognized on both the Senior Notes and 2021 Notes for an overlapping period of approximately one month, as the Senior Notes were issued on February 19, 2020 and the 2021 Notes were redeemed on March 19, 2020, and (ii) $1.7 million in unamortized initial purchaser discount on the 2021 Notes upon redemption. As of March 31, 2020, the long-term debt balance on the Senior Notes was $469.0 million, consisting of the principal amount of $475.0 million less $6.0 million in amortized discount and issuance costs. As of December 31, 2019, the long-term debt balance on the 2021 Notes was $504.7 million, consisting of the total principal amount of $506.5 million less $1.8 million in amortized discount.

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

The Senior Notes will be redeemable in whole or in part, at any time and from time to time on or after February 15, 2023, on the redemption dates and at the redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption.  Prior to February 15, 2023, we may redeem some or all of the Senior Notes at a redemption price of 100% of the principal amount, plus accrued interest, if any, to the redemption date, plus a "make whole" premium. We may redeem up to 35% of the Senior Notes before February 15, 2023 with the net cash proceeds of certain equity offerings.

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

Ressources Québec Notes

On March 5, 2018, we entered into a note purchase agreement pursuant to which we issued CAD$40 million (approximately USD$30.8 million at the time of the transaction) in aggregate principal amount of our Series 2018-A Senior Notes due May 1, 2021 (the “RQ Notes”) to Ressources Québec, a subsidiary of Investissment Québec, a financing arm of the Québec government. Because the RQ notes were denominated in CAD, the reported USD-equivalent principal balance changed with movements in the exchange rate. The RQ Notes were issued at a discount of 0.58%, or CAD$0.2 million, and bore interest at a rate of 4.68% per year, payable on May 1 and November 1 of each year, commencing May 1, 2018. The RQ Notes were senior and unsecured and were pari passu in all material respects with the 2021 Notes, including with respect to guarantees of the RQ Notes by certain of our subsidiaries. The net proceeds from the RQ Notes were required to be used for development and expansion of our Casa Berardi mine. In December 2019, we prepaid the obligation related to the RQ Notes through issuance of approximately 10.7 million shares of our common stock having a total value of approximately CAD$43.8 million (approximately USD$33.5 million). During the three months ended March 31, 2019, interest expense related to the RQ Notes, including discount and origination fees, totaled $0.4 million.

Credit Facility

In July 2018, we entered into a $250 million senior secured revolving credit facility which replaced our previous $100 million credit facility. The facility has a term ending on February 7, 2023. The credit facility is collateralized by the assets of or shares of common stock held in our material subsidiaries, including those owning the Casa Berardi mine and our Nevada operations, and by our joint venture interests holding 100% ownership of the Greens Creek mine, all of our rights and interests in the joint venture agreement, and all of our rights and interests in the assets of the joint venture. Below is information on the interest rates, standby fee, and financial covenant terms under our current credit facility as of March 31, 2020:

Interest rates:
Spread over the London Interbank Offered Rate	2.25	-	4.00%
Spread over alternative base rate	1.25	-	3.00%
Standby fee per annum on undrawn amounts	0.5625	-	1.00%
Covenant financial ratios:
Senior leverage ratio (debt secured by liens/EBITDA)	not more than 2.50:1
Leverage ratio (total debt less unencumbered cash/EBITDA) (1)	not more than 4.25:1
Interest coverage ratio (EBITDA/interest expense)	not less than 3.00:1

(1) The leverage ratio will change to 4.00:1 effective July 1, 2020.

We are also able to obtain letters of credit under the facility, and for any such letters we are required to pay a participation fee of between 2.25% and 4.00% of the amount of the letters of credit based on our total leverage ratio, as well as a fronting fee to each issuing bank of 0.20% annually on the average daily dollar amount of any outstanding letters of credit.  There were $28.7 million in letters of credit outstanding as of March 31, 2020.

We believe we were in compliance with all covenants under the credit agreement as of March 31, 2020.  We drew $210.0 million on the facility during the first quarter of 2020, and that amount was outstanding as of March 31, 2020 and the date of this report.

Finance Leases

We have entered into various lease agreements, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units, which we have determined to be finance leases.  At March 31, 2020, the total liability balance associated with finance leases, including certain purchase option amounts, was $11.2 million, with $5.4 million of the liability classified as current and the remaining $5.8 million classified as non-current. At December 31, 2019, the total liability balance associated with finance leases was $12.6 million, with $5.4 million of the liability classified as current and the remaining $7.2 million classified as non-current. The right-of-use assets for our finance leases are recorded in properties, plants, equipment and mineral interests, net, on our condensed consolidated balance sheets and totaled $19.1 million as of March 31, 2020 and $20.6 million as of December 31, 2019, net of accumulated depreciation. Expense during the first quarter of 2020 and 2019 related to finance leases included $1.5 million and $1.6 million, respectively, for amortization of the right-of-use assets and $0.1 million and $0.2 million, respectively, for interest expense. The total obligation for future minimum payments on finance leases was $11.9 million at March 31, 2020, with $0.7 million attributed to interest. Our finance leases as of March 31, 2020 had a weighted average remaining lease term of approximately 1.7 years and a weighted average discount rate of approximately 5.9%.

At March 31, 2020, the annual maturities of finance lease commitments, including interest, were (in thousands):

Twelve-month period ending March 31,
2021	$5,712
2022	4,065
2023	1,785
2024	299
Total	11,861
Less: imputed interest	(660)
Finance lease liability	$11,201

Operating Leases

We have entered into various lease agreements, primarily for equipment, buildings and other facilities, and land at our operating units and corporate offices, which we have determined to be operating leases.  Some of the operating leases allow for extension of the lease beyond the current term at our option. We have considered the likelihood and estimated duration of the extension options in determining the lease term for measurement of the liability and right-of-use asset. For our operating leases as of March 31, 2020, we have assumed discount rates of between 5% and 6.5%, and the weighted average discount rate was 6.5%. At March 31, 2020, the total liability balance associated with the operating leases was $14.9 million, with $4.8 million of the liability classified as current and the remaining $10.1 million classified as non-current. At December 31, 2019, the total liability balance associated with the operating leases was $16.4 million, with $5.6 million of the liability classified as current and the remaining $10.8 million classified as non-current. The right-of-use assets for our operating leases are recorded as a non-current asset on our condensed consolidated balance sheets and totaled $14.9 million as of March 31, 2020 and $16.4 million as of December 31, 2019. Lease expense for operating leases during the first quarter of 2020 and 2019 totaled $1.9 million and $2.1 million, respectively. The total obligation for future minimum operating lease payments, including assumed extensions beyond the current lease terms, was $16.1 million at March 31, 2020. The weighted-average remaining lease term for our operating leases as of March 31, 2020 was approximately 4.6 years.

At March 31, 2020, the annual maturities of undiscounted operating lease payments, including assumed extensions beyond the current lease terms, were (in thousands):

Twelve-month period ending March 31,
2021	$4,441
2022	3,656
2023	2,704
2024	2,001
2025	547
More than 5 years	2,733
Total	16,082
Effect of discounting	(1,151)
Operating lease liability	$14,931

Note 10.    Developments in Accounting Pronouncements

Accounting Standards Updates Adopted

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update changes how entities will record credit losses from an "incurred loss" approach to an "expected loss" approach. The update was adopted as of January 1, 2020, and its adoption did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and makes additions to certain disclosure requirements with respect to fair value measurements. The update was adopted as of January 1, 2020, and its adoption did not have a material impact on our consolidated financial statements.

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

In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The update provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The update is effective as of March 12, 2020 through December 31, 2022. We are evaluating the impact of this update on our consolidated financial statements.

Note 11.    Derivative Instruments

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi and San Sebastian mines are U.S. dollar ("USD")-functional entities which routinely incur expenses denominated in Canadian dollars ("CAD") and Mexican pesos ("MXN"), respectively, and such expenses expose us to exchange rate fluctuations between the USD and CAD and MXN.  In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD.  In October 2016, we initiated a similar program with respect to MXN.  The programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge.  As of March 31, 2020, we have 155 forward contracts outstanding to buy a total of CAD$345.0 million having a notional amount of USD$262.9 million, and 2 forward contracts outstanding to buy a total of MXN$3.2 million having a notional amount of USD$0.2 million.  The CAD contracts are related to forecasted cash operating costs at Casa Berardi to be incurred from 2020 through 2024 and have CAD-to-USD exchange rates ranging between 1.2702 and 1.3785.  The MXN contracts are related to forecasted cash operating costs at San Sebastian to be incurred for 2020 and have MXN-to-USD exchange rates ranging between 20.8125 and 20.8450.  Our risk management policy provides that up to 75% of our planned cost exposure for five years into the future may be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of March 31, 2020, we recorded the following balances for the fair value of the contracts:

•	a current liability of $7.5 million, which is included in other current liabilities; and
•	a non-current liability of $12.0 million, which is included in other non-current liabilities.

Net unrealized losses of approximately $19.7 million related to the effective portion of the hedges were included in accumulated other comprehensive loss as of March 31, 2020. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $7.0 million in net unrealized losses included in accumulated other comprehensive loss as of March 31, 2020 would be reclassified to current earnings in the next twelve months. Net realized losses of approximately $0.9 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the three months ended March 31, 2020. No net unrealized gains or losses related to ineffectiveness of the hedges were included in current earnings for the three months ended March 31, 2020.

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our Greens Creek concentrate shipments between the time of shipment and final settlement. In addition, we use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future Greens Creek concentrate shipments. The following tables summarize the quantities of metals committed under forward sales contracts at March 31, 2020 and December 31, 2019:

March 31, 2020	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2020 settlements	45	—	21,330	7,441	$17.82	N/A	$0.91	$0.78
Contracts on forecasted sales
2020 settlements	—	—	—	5,842	N/A	N/A	N/A	$0.98

December 31, 2019	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2020 settlements	2,556	10	21,550	5,159	$17.20	$1,481	$1.04	$0.88
Contracts on forecasted sales
2020 settlements	—	—	441	11,740	N/A	N/A	$1.13	$0.98

In June 2019, we began using financially-settled put option contracts to manage the exposure of our forecasted future gold and silver sales to potential declines in market prices for those metals. These put contracts give us the option, but not the obligation, to realize established prices on quantities of silver and gold to be sold in the future. The following table summarizes the quantities of metals for which we have entered into put contracts and the average exercise prices as of March 31, 2020 and December 31, 2019:

March 31, 2020	Ounces under contract (in 000's)		Average price per ounce
	Silver	Gold	Silver	Gold
	(ounces)	(ounces)	(ounces)	(ounces)
Contracts on forecasted sales
2020 settlements	2,840	95	$16.00	$1,482

December 31, 2019	Ounces under contract (in 000's)		Average price per ounce
	Silver	Gold	Silver	Gold
	(ounces)	(ounces)	(ounces)	(ounces)
Contracts on forecasted sales
2020 settlements	5,700	130	$15.73	$1,435

In April 2020, we entered into additional put contracts which establish the minimum price at which we can sell gold relating to forecasted production for a portion of 2020 at $1,600 per ounce. These contracts have total premiums of approximately $1.7 million to be paid upon maturity.

These forward and put option contracts are not designated as hedges and are marked-to-market through earnings each period.

As of March 31, 2020, we recorded the following balances for the fair value of the forward and put option contracts held at that time:

•	a current asset of $8.8 million, which is included in other current assets and is net of $0.8 million for contracts in a fair value liability position; and
•	a current liability of $0.1 million, which is included in other current liabilities and is net of $0.4 million for contracts in a fair value current asset position.

We recognized a $1.7 million net gain during the first quarter of 2020 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net gain recognized on the contracts offsets losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $7.9 million net gain during the first quarter of 2020 on the contracts utilized to manage exposure to prices for forecasted future sales. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future sales, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net gain for the first quarter of 2020 is the result of a decrease in silver, gold, zinc and lead prices. These programs, when utilized and the contracts are not settled prior to their maturity dates, are designed to mitigate the impact of potential future declines in silver, gold, lead and zinc prices from the price levels established in the contracts (see average price information above). When those prices increase compared to the contracts, we incur losses on the contracts.

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our revolving credit agreement would cause a default under the derivative contract. As of March 31, 2020, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these agreements was $20.7 million as of March 31, 2020, which includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at March 31, 2020, we could have been required to settle our obligations under the agreements at their termination value of $20.7 million.

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

Description	Balance at March 31, 2020	Balance at December 31, 2019	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$215,715	$62,452	Level 1
Equity securities:
Equity securities – mining industry	4,919	6,207	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	6,062	11,952	Level 2
Restricted cash balances:
Certificates of deposit and other bank deposits	1,053	1,025	Level 1
Derivative contracts:
Metal forward and put option contracts	8,811	—	Level 2
Foreign exchange contracts	—	1,184	Level 2
Total assets	$236,560	$82,820

Liabilities:
Derivative contracts:
Metal forward and put option contracts	$69	$5,777	Level 2
Foreign exchange contracts	19,471	1,437	Level 2
Total Liabilities	$19,540	$7,214

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

Our Senior Notes, which were recorded at their carrying value of $469.0 million, net of unamortized initial purchaser discount and issuance costs at March 31, 2020, had a fair value of $418.5 million at March 31, 2020. Quoted market prices, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. See Note 9 for more information.

Note 13.   Guarantor Subsidiaries

Presented below are Hecla’s unaudited interim condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of Hecla's subsidiaries of the Senior Notes (see Note 9 for more information). The Guarantors consist of the following of Hecla's 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Hecla Montana, Inc.; Revett Silver Company; RC Resources, Inc.; Troy Mine Inc.; Revett Exploration, Inc.; Revett Holdings, Inc.; Mines Management, Inc.; Newhi, Inc.; Montanore Minerals Corp.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; Hecla Juneau Mining Company; Klondex Holdings Inc.; Klondex Gold & Silver Mining Co.; Klondex Midas Holdings Limited; Klondex Aurora Mine Inc.; Klondex Hollister Mine Inc; and Hecla Quebec, Inc.. We completed the offering of the Senior Notes on February 19, 2020 under our shelf registration statement previously filed with the SEC.

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

•

Deferred taxes. Our ability to realize deferred tax assets and liabilities is considered for two consolidated tax groups of subsidiaries within the United States: The Nevada U.S. Group and the Hecla U.S. Group. Within each tax group, all subsidiaries' estimated future taxable income contributes to the ability of their tax group to realize all such assets and liabilities. However, when Hecla's subsidiaries are viewed independently, we use the separate return method to assess the realizability of each subsidiary's deferred tax assets and whether a valuation allowance is required against such deferred tax assets. In some instances, a parent company or subsidiary may possess deferred tax assets whose realization depends on the future taxable incomes of other subsidiaries on a consolidated-return basis, but would not be considered realizable if such parent or subsidiary filed on a separate stand-alone basis. In such a situation, a valuation allowance is assessed on that subsidiary's deferred tax assets, with the resulting adjustment reported in the eliminations column of the guarantor and parent's financial statements, as is the case in the unaudited interim financial statements set forth below. The separate return method can result in significant eliminations of deferred tax assets and liabilities and related income tax provisions and benefits. Non-current deferred tax asset balances are included in other non-current assets on the consolidating balance sheets and make up a large portion of that item, particularly for the guarantor balances.

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

Unaudited Interim Condensed Consolidating Balance Sheets

	As of March 31, 2020
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$190,274	$16,984	$8,457	$—	$215,715
Other current assets	19,131	95,981	11,788	(73)	126,827
Properties, plants, equipment and mineral interests - net	1,913	2,380,598	10,676	—	2,393,187
Intercompany receivable (payable)	(15,844)	(565,090)	224,183	356,751	—
Investments in subsidiaries	1,648,133	—	—	(1,648,133)	—
Other non-current assets	263,344	24,970	(124,320)	(135,599)	28,395
Total assets	$2,106,951	$1,953,443	$130,784	$(1,427,054)	$2,764,124
Liabilities and Stockholders' Equity
Current liabilities	$(292,781)	$154,776	$5,682	$249,506	$117,183
Long-term debt	679,021	15,406	543	—	694,970
Non-current portion of accrued reclamation	—	91,478	6,031	—	97,509
Non-current deferred tax liability	—	154,664	—	(28,427)	126,237
Other non-current liabilities	63,828	6,575	939	—	71,342
Stockholders' equity	1,656,883	1,530,544	117,589	(1,648,133)	1,656,883
Total liabilities and stockholders' equity	$2,106,951	$1,953,443	$130,784	$(1,427,054)	$2,764,124

	As of December 31, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$33,750	$15,357	$13,345	$—	$62,452
Other current assets	9,725	89,722	17,299	(74)	116,672
Properties, plants, equipment and mineral interests - net	1,913	2,410,458	11,327	—	2,423,698
Intercompany receivable (payable)	(28,381)	(579,830)	216,632	391,579	—
Investments in subsidiaries	1,636,802	—	—	(1,636,802)	—
Other non-current assets	289,422	24,325	(121,981)	(157,280)	34,486
Total assets	$1,943,231	$1,960,032	$136,622	$(1,402,577)	$2,637,308
Liabilities and Stockholders' Equity
Current liabilities	$(309,293)	$155,441	$8,334	$262,492	$116,974
Long-term debt	504,729	17,271	761	—	522,761
Non-current portion of accrued reclamation	—	96,389	7,404	—	103,793
Non-current deferred tax liability	—	166,549	—	(28,267)	138,282
Other non-current liabilities	55,372	6,577	1,126	—	63,075
Stockholders' equity	1,692,423	1,517,805	118,997	(1,636,802)	1,692,423
Total liabilities and stockholders' equity	$1,943,231	$1,960,032	$136,622	$(1,402,577)	$2,637,308

Unaudited Interim Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2020
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$1,679	$125,316	$9,930	$—	$136,925
Cost of sales	(284)	(78,751)	(6,852)	—	(85,887)
Depreciation, depletion, amortization	—	(38,193)	(1,473)	—	(39,666)
General and administrative	(3,163)	(5,339)	(437)	—	(8,939)
Exploration and pre-development	(12)	(2,055)	(998)	—	(3,065)
Gain on derivative contracts	7,893	—	—	—	7,893
Acquisition costs	(5)	—	—	—	(5)
Equity in earnings of subsidiaries	11,330	—	—	(11,330)	—
Other (expense) income	(34,623)	10,704	(741)	(843)	(25,503)
(Loss) income before income taxes	(17,185)	11,682	(571)	(12,173)	(18,247)
Benefit (provision) from income taxes	—	1,056	(837)	843	1,062
Net (loss) income	(17,185)	12,738	(1,408)	(11,330)	(17,185)
Preferred stock dividends	(138)	—	—	—	(138)
(Loss) income applicable to common stockholders	(17,323)	12,738	(1,408)	(11,330)	(17,323)
Net (loss) income	(17,185)	12,738	(1,408)	(11,330)	(17,185)
Changes in comprehensive (loss) income	(19,335)	—	—	—	(19,335)
Comprehensive (loss) income	$(36,520)	$12,738	$(1,408)	$(11,330)	$(36,520)

	Three Months Ended March 31, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(2,477)	$142,494	$12,600	$—	$152,617
Cost of sales	(461)	(99,333)	(10,592)	—	(110,386)
Depreciation, depletion, amortization	—	(37,027)	(1,760)	—	(38,787)
General and administrative	(4,393)	(5,111)	(455)	—	(9,959)
Exploration and pre-development	(16)	(3,062)	(2,180)	—	(5,258)
Research and development	—	(403)	—	—	(403)
Gain on derivative contracts	(1,799)	—	—	—	(1,799)
Acquisition costs	42	(55)	—	—	(13)
Equity in earnings of subsidiaries	(22,432)	—	—	22,432	—
Other (expense) income	6,003	(19,778)	1,407	(6,393)	(18,761)
Income (loss) before income taxes	(25,533)	(22,275)	(980)	16,039	(32,749)
(Provision) benefit from income taxes	—	(62)	885	6,393	7,216
Net income (loss)	(25,533)	(22,337)	(95)	22,432	(25,533)
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common stockholders	(25,671)	(22,337)	(95)	22,432	(25,671)
Net income (loss)	(25,533)	(22,337)	(95)	22,432	(25,533)
Changes in comprehensive income (loss)	4,259	—	—	—	4,259
Comprehensive income (loss)	$(21,274)	$(22,337)	$(95)	$22,432	$(21,274)

Unaudited Interim Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2020
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(13,285)	$33,035	$19,830	$(34,653)	$4,927
Cash flows from investing activities:
Additions to properties, plants, equipment and mineral interests	—	(19,068)	(802)	—	(19,870)
Other investing activities, net	(11,331)	154	—	11,331	154
Cash flows from financing activities:
Dividends paid to stockholders	(1,442)	—	—	—	(1,442)
Borrowings on debt	679,500	—	—	—	679,500
Payments on debt	(506,500)	(1,284)	—	—	(507,784)
Other financing activity	9,582	(10,233)	(23,129)	23,322	(458)
Effect of exchange rate changes on cash	—	(949)	(787)	—	(1,736)
Changes in cash, cash equivalents and restricted cash and cash equivalents	156,524	1,655	(4,888)	—	153,291
Beginning cash, cash equivalents and restricted cash and cash equivalents	33,750	16,382	13,345	—	63,477
Ending cash, cash equivalents and restricted cash and cash equivalents	$190,274	$18,037	$8,457	$—	$216,768

	Three Months Ended March 31, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(37,529)	$29,554	$(11,315)	$39,320	$20,030
Cash flows from investing activities:
Additions to properties, plants, equipment and mineral interests	—	(27,860)	(5,211)	—	(33,071)
Other investing activities, net	23,115	1	—	(23,115)	1
Cash flows from financing activities:
Dividends paid to stockholders	(1,347)	—	—	—	(1,347)
Borrowings on debt	58,000	—	—	—	58,000
Payments on debt	(58,000)	(1,261)	—	—	(59,261)
Other financing activity	12,896	(12,467)	15,737	(16,205)	(39)
Effect of exchange rate changes on cash	—	95	—	—	95
Changes in cash, cash equivalents and restricted cash and cash equivalents	(2,865)	(11,938)	(789)	—	(15,592)
Beginning cash, cash equivalents and restricted cash and cash equivalents	6,266	18,258	3,890	—	28,414
Ending cash, cash equivalents and restricted cash and cash equivalents	$3,401	$6,320	$3,101	$—	$12,822

Forward-Looking Statements

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2019, as updated in Part II, Item 1A – Risk Factors in this quarterly report on Form 10-Q for the quarter ended March 31, 2020. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our current business strategy is to focus our financial and human resources in the following areas:

•	rapidly responding to the threats from the COVID-19 pandemic to protect our workforce, operations and communities while maintaining liquidity;
•	operating our properties safely, in an environmentally responsible manner, and cost-effectively;
•	optimizing and improving operations at our units, which includes incurring costs for new technologies and equipment that may not result in measurable benefits;
•	expanding our proven and probable reserves and production capacity at our units;
•	conducting our business with financial stewardship to preserve our financial position in varying metals price and operational environments;
•	advancing permitting of the Rock Creek and Montanore projects;
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

The COVID-19 outbreak impacted our operations in the first quarter of 2020, including by curtailing our expected production of gold at Casa Berardi.  In addition, we have incurred costs of approximately $0.2 million per week related to quarantining employees at Greens Creek, which started in late March 2020.  See each segment section below for information on how those operations have been impacted by COVID-19.  To mitigate its impacts, we have taken precautionary measures, including implementing operational plans and practices and increasing our cash reserves through a draw-down of our revolving credit facility.  As long as they are required, the operational practices implemented could continue to have an adverse impact on our operating results due to deferred production and revenues or additional costs.  There is uncertainty related to the potential additional impacts COVID-19 could have on our operations and financial results for the year; however, we expect gold production at Casa Berardi in the second quarter to also be lower than previously anticipated.  See Part II, Item IA. Risk Factors - Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may materially and adversely affect our business or financial results for information on how restrictions related to COVID-19 have recently affected some of our operations.

A number of key factors may impact the execution of our strategy, including regulatory issues and metals prices. Metals prices can be very volatile. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control. The average realized price of gold was higher, and average realized prices of silver, lead and zinc lower, in the first three months of 2020 than their levels from the comparable period last year, as illustrated by the table in Results of Operations below. While we believe longer-term global economic and industrial trends could result in continued demand for the metals we produce, prices have been volatile and there can be no assurance that current prices will continue.

The total principal amount of our Senior Notes due February 15, 2028 ("Senior Notes") is $475 million, and they bear interest at a rate of 7.25% per year. The $469.5 million in net proceeds from the Senior Notes were used, along with cash on hand, to redeem, in March 2020, our previously-outstanding 6.875% Senior Notes that were due in 2021 and had a principal balance of $506.5 million ("2021 Notes"). Also, as a precaution due to uncertainties of the duration, severity and scope of the COVID-19 outbreak, we drew $210 million under our revolving credit facility during the first quarter of 2020, and that amount was outstanding as of the date of this report. Amounts drawn on the revolving credit facility are subject to a variable rate of interest. See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our debt arrangements. As discussed in the Financial Liquidity and Capital Resources section below, we believe that we will be able to meet the obligations associated with the Senior Notes and amounts drawn on our revolving credit facility; however, a number of factors could impact our ability to meet the debt obligations and fund our other projects.

We generated positive cash flows at San Sebastian each year from 2016 through the first quarter of 2020. However, that mine currently is expected to end production in the fourth quarter of 2020, and there can be no assurance that we will be able to develop and operate San Sebastian beyond the known mine life as anticipated.

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

We strive to achieve excellent mine safety and health performance. We seek to implement this goal by: training employees in safe work practices; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; involving employees in the establishment of safety standards; and participating in the National Mining Association’s CORESafety program. We attempt to implement reasonable best practices with respect to mine safety and emergency preparedness. We work with MSHA to address issues outlined in its investigations and inspections and continue to evaluate our safety practices. Achieving and maintaining compliance with MSHA regulations will be challenging and may increase our operating costs. See Item 1A. Risk Factors - We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law in our annual report filed on Form 10-K for the year ended December 31, 2019.

Another challenge for us is the risk associated with environmental litigation and ongoing reclamation activities. As described Item 1A. Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2019 and in Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited), it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans. We are involved in various environmental legal matters and the estimate of our environmental liabilities and liquidity needs, as well as our strategic plans, may be significantly impacted as a result of these matters or new matters that may arise. We strive to ensure that our activities are conducted in compliance with applicable laws and regulations and attempt to resolve environmental litigation on terms as favorable to us as possible.

Results of Operations

Sales of products by metal for the three-month periods ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Silver	$37,572	$45,506
Gold	90,694	79,679
Lead	6,420	9,025
Zinc	17,308	24,755
Less: Smelter and refining charges	(15,069)	(6,348)
Sales of products	$136,925	$152,617

The fluctuations in sales for the first quarter of 2020 compared to the same period of 2019 were primarily due to:

•

Lower quantities of silver, gold and lead sold as a result of the timing of shipments and lower production of gold, partially offset by higher quantities of zinc sold. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, The San Sebastian Segment and The Nevada Operations Segment sections below for more information on metals production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Three Months Ended March 31,
		2020	2019
Silver -	Ounces produced	3,245,469	2,923,131
	Payable ounces sold	2,582,279	2,898,083
Gold -	Ounces produced	58,792	60,021
	Payable ounces sold	57,103	60,936
Lead -	Tons produced	5,893	5,784
	Payable tons sold	4,130	4,848
Zinc -	Tons produced	12,847	13,944
	Payable tons sold	9,836	9,533

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

•	Lower average realized prices for silver, lead and zinc, with higher average realized prices for gold. These price variances are illustrated in the table below.

		Three months ended March 31,
		2020	2019
Silver –	London PM Fix ($/ounce)	$16.94	$15.57
	Realized price per ounce	$14.48	$15.70
Gold –	London PM Fix ($/ounce)	$1,583	$1,304
	Realized price per ounce	$1,588	$1,308
Lead –	LME Final Cash Buyer ($/pound)	$0.84	$0.92
	Realized price per pound	$0.78	$0.93
Zinc –	LME Final Cash Buyer ($/pound)	$0.96	$1.23
	Realized price per pound	$0.88	$1.30

Average realized prices typically differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement.  For the first quarter of 2020, we recorded net positive price adjustments to provisional settlements of $2.6 million compared to net positive price adjustments to provisional settlements of $0.5 million in the first quarter of 2019. The price adjustments related to silver, gold, lead and zinc contained in our concentrate shipments were largely offset by gains and losses on forward contracts for those metals for 2019.  See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.  The average realized silver price for the first quarter of 2020 was lower than the average market price for the same period as most of the silver sales at Greens Creek occurred in March, at a time when applicable forward prices were lower than the quarterly average,  However, the March sales were exposed to changes in prices as of the end of the quarter, and gains or losses will be recognized with changes in forward prices until their final settlement in the second quarter of 2020.

•	In addition, treatment costs at Greens Creek were higher by approximately $8.5 million primarily as a result of unfavorable changes in smelter terms.

For the first quarter of 2020, we recorded a loss applicable to common stockholders of $17.3 million ($0.03 per basic common share), compared to a loss of $25.7 million ($0.05 per basic common share) during the first quarter of 2019. The following factors contributed to the results for the first three months of 2020 compared to the same period in 2019:

•

Gross profit that was higher at our Nevada Operations, Casa Berardi and San Sebastian units by $21.1 million, $6.9 million and $1.4 million, respectively, in the first quarter of 2020, compared to the first quarter of 2019. This was partially offset by gross profit that was lower by $21.4 million for the first quarter of 2020 at our Greens Creek unit. Gross profit was unchanged at out Lucky Friday unit. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, The San Sebastian Segment and The Nevada Operations Segment sections below.

•

Exploration and pre-development expense decreased by $2.2 million in the first quarter of 2020 compared to the first quarter of 2019. In the first quarter of 2020, exploration was primarily at our San Sebastian and Casa Berardi units.

•

Higher costs related to ramp-up at Lucky Friday and suspension of other operations by $10.2 million in the first quarter of 2020 compared to the first quarter of 2019. The increase was due to (i) higher costs at Lucky Friday due to the transition of production between salary and hourly personnel and the recall, hire and training of the returning hourly workforce there, (ii) placement of the Midas and Hollister mines and Aurora mill in Nevada on care-and-maintenance, and (iii) the temporary suspension of operations at Casa Berardi at the end of March 2020 in response to COVID-19, which lead to lower gold production. See The Lucky Friday Segment, The Nevada Operations Segment and The Casa Berardi Segment sections below.

•

A gain on metal derivatives contracts of $7.9 million in the first quarter of 2020 compared to a loss of $1.8 million in the same period of 2019. See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

•

A net foreign exchange gain in the first quarter of 2020 of $6.6 million versus a net loss of $3.1 million in the same period of 2019, with the variance primarily related to the impact of weakening of the Canadian dollar ("CAD") relative to the U.S. dollar ("USD") on remeasurement of our assets and liabilities in Quebec. During the first quarter of 2020, the applicable CAD-to-USD exchange rate increased from 1.2989 to 1.4186, compared to a decrease in the rate from 1.3643 to 1.3364 during the first quarter of 2019.

•	General and administrative expense decreased by $1.0 million in the first quarter of 2020 compared to the first quarter of 2019 primarily due to lower incentive compensation.
•

Higher interest expense by $5.6 million in the first quarter of  2020 compared to the first quarter of 2019, with the increase resulting from (i) interest recognized on both the Senior Notes and 2021 Notes for an overlapping period of almost one month, as the Senior Notes were issued on February 19, 2020 and the 2021 Notes were redeemed on March 19, 2020, (ii) $1.7 million in unamortized initial purchaser discount on the 2021 Notes recognized as expense upon their redemption and (iii) higher interest related to amounts drawn on our revolving credit facility.

•

An income tax benefit of $1.1 million in the first quarter of 2020 compared to an income tax benefit of $7.2 million in the first quarter of 2019. The lower benefit in the 2020 period is primarily the result of reduced losses in Nevada and Quebec.

The Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three months ended March 31,
	2020	2019
Sales	$53,833	$80,129
Cost of sales and other direct production costs	(36,753)	(41,743)
Depreciation, depletion and amortization	(12,429)	(12,370)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(49,182)	(54,113)
Gross profit	$4,651	$26,016
Tons of ore milled	198,804	206,825
Production:
Silver (ounces)	2,775,707	2,232,747
Gold (ounces)	12,273	14,328
Zinc (tons)	12,487	13,518
Lead (tons)	5,198	4,782
Payable metal quantities sold:
Silver (ounces)	2,093,720	2,241,172
Gold (ounces)	10,321	13,864
Zinc (tons)	9,652	9,533
Lead (tons)	3,460	4,344
Ore grades:
Silver ounces per ton	16.87	13.46
Gold ounces per ton	0.08	0.10
Zinc percent	6.89	7.32
Lead percent	3.12	2.83
Mining cost per ton	$83.75	$78.83
Milling cost per ton	$42.64	$35.86
Cash Cost, After By-product Credits, per Silver Ounce (1)	$5.63	$0.49
All-In Sustaining Cost ("AISC"), After By-product Credits, per Silver Ounce (1)	$7.90	$3.24
Capital additions	$5,510	$5,312

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

Restrictions imposed by the State of Alaska beginning in late March in response to the COVID-19 virus pandemic, including the requirement for employees returning to Alaska to self-quarantine for 14 days, has caused us to revise the normal operating procedures and incur additional costs for staffing operations at Greens Creek. The changes at Greens Creek have not materially impacted our operations to date; however, restrictions could have a material impact if they continue longer than anticipated or become broader.

The $21.4 million decrease in gross profit during the first quarter of 2020 compared to the same 2019 period was the result of lower revenue caused by the following:

•

Lower throughput due to equipment failure that prevented the mill from operating for approximately 6 days. The mill has operated above the average throughput rate for 2019 and above the average throughput rate budgeted for 2020 since the repair was completed.

•	Lower metals sales volumes due to lower grades of gold and zinc and the timing of concentrate shipments.
•

Lower average realized prices for silver, zinc and lead by 8%, 32%, and 16%, respectively, partially offset by higher realized gold prices by 21%. Approximately one half of the lead concentrate sold in the first quarter of 2020 was provisionally priced at near the lowest price to date in 2020. Final pricing will be based approximately on the average price in June, which may provide us recoupment should the prices be higher than they were in late March.

•

Higher concentrate treatment costs by approximately $8.5 million primarily as a result of (i) unfavorable changes in smelter terms and (ii) failure by a metals trader customer to perform its obligation to purchase a spot sale of concentrate, for which we are seeking remedy.

Mining and milling costs per ton increased by 6% and 19%, respectively, in the first quarter of 2020 compared to the same period in 2019, primarily as a result of the lower mill throughput.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, per Silver Ounce for the first quarter of 2020 compared to the same period of 2019:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended March 31,
	2020	2019
Cash Cost, Before By-product Credits, per Silver Ounce	$20.09	$21.41
By-product credits	(14.46)	(20.92)
Cash Cost, After By-product Credits, per Silver Ounce	$5.63	$0.49

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended March 31,
	2020	2019
AISC, Before By-product Credits, per Silver Ounce	$22.36	$24.16
By-product credits	(14.46)	(20.92)
AISC, After By-product Credits, per Silver Ounce	$7.90	$3.24

The increase in Cash Costs and AISC, After By-Product Credits, per Silver Ounce for the first quarter of 2020 compared to 2019 was primarily due to the same factors that resulted in lower revenue discussed above.

Mining and milling costs per ounce decreased in the first quarter of 2020 compared to 2019 due primarily to higher silver production resulting from higher grades.

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

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2020	2019
Sales	$2,830	$2,182
Cost of sales and other direct production costs	(2,530)	(2,012)
Depreciation, depletion and amortization	(302)	(169)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(2,832)	(2,181)
Gross profit	$(2)	$1
Tons of ore milled	10,219	13,803
Production:
Silver (ounces)	95,748	173,627
Lead (tons)	695	1,002
Zinc (tons)	360	426
Payable metal quantities sold:
Silver (ounces)	101,102	86,845
Lead (tons)	670	504
Zinc (tons)	184	—
Ore grades:
Silver ounces per ton	9.87	13.33
Lead percent	7.23	7.97
Zinc percent	3.85	3.54
Capital additions	$4,295	$1,726

The decrease in ore tonnage and metals production in the first quarter of 2020 compared to the same period in 2019 was primarily due to a shift in focus from the salary personnel performing production during the strike (discussed further below), to prepare for a ramp-up to full production after the end of the strike in January 2020.

Many of the employees at our Lucky Friday unit are represented by a union, and the previous collective bargaining agreement with the union expired on April 30, 2016.  The unionized employees went on strike from March 13, 2017 until January 7, 2020, when the union ratified a new collective bargaining agreement. Salaried personnel performed limited production and capital improvements from July 2017 until the end of the strike.  Re-staffing of the mine commenced in the first quarter of 2020, and we have completed the recall of the unionized workers.  We anticipate continuing to hire employees, and expect a return to full production by the end of 2020.  However, the re-staffing process and ramp-up to full production could take longer or be more costly than anticipated. Cash costs related to ramp-up activities totaled $6.3 million in the first quarter of 2020 and suspension-related costs during the strike in the first quarter of 2019 totaled $1.9 million, and are combined with non-cash depreciation expense of $1.8 million and $0.9 million, respectively, for those periods, in a separate line item on our consolidated statements of operations.  These restart and suspension costs are excluded from the calculation of gross profit, Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce, when presented.

See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for a contingency related to groundwater monitoring at the Lucky Friday mine in prior periods.

The Casa Berardi Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2020	2019
Sales	$46,172	$40,062
Cost of sales and other direct production costs	(31,928)	(32,926)
Depreciation, depletion and amortization	(16,397)	(16,155)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(48,325)	(49,081)
Gross loss	$(2,153)	$(9,019)
Tons of ore milled	331,618	329,751
Production:
Gold (ounces)	26,752	31,799
Silver (ounces)	5,934	8,240
Payable metal quantities sold:
Gold (ounces)	29,082	30,613
Silver (ounces)	8,423	8,462
Ore grades:
Gold ounces per ton	0.102	0.120
Silver ounces per ton	0.02	0.03
Mining cost per ton	$76.35	$86.14
Milling cost per ton	$21.97	$15.77
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,268	$1,113
AISC, After By-product Credits, per Gold Ounce (1)	$1,615	$1,338
Capital additions	$8,506	$5,679

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

Gross loss decreased by $6.9 million for the first quarter of 2020 compared to the same period in 2019 primarily due to higher average gold prices, partially offset by lower gold volume, resulting from reduced ore grades and lower production than anticipated due to a government COVID-19-related order. In late March, the Government of Quebec ordered the mining industry to reduce to minimum operations as part of the fight against the COVID-19 virus, causing us to suspend our Casa Berardi operations from March 24 until April 15, when limited mining operations resumed, resulting in the reduced mill throughput. As a result of the suspension of operations, gold production was approximately 5,200 ounces lower in March 2020 and approximately 7,100 ounces lower in April 2020 than previously-forecasted full production levels. Production may continue to be adversely impacted by the COVID-19 mitigation practices in place until they are no longer required. Suspension-related costs totaling $0.9 million for the first quarter of 2020 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, mining and milling cost per ton, and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

Mining cost per ton for the first quarter of 2020 was lower than the first quarter of 2019 by 11% primarily due to reduced contractor costs. Milling cost per ton for the first quarter of 2020 was higher than the first quarter of 2019 by 39% primarily due to higher contractor costs.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, per Gold Ounce for the first quarter of 2020 compared to the same period of 2019:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three Months Ended March 31,
	2020	2019
Cash Cost, Before By-product Credits, per Gold Ounce	$1,272	$1,117
By-product credits	(4)	(4)
Cash Cost, After By-product Credits, per Gold Ounce	$1,268	$1,113

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Three Months Ended March 31,
	2020	2019
AISC, Before By-product Credits, per Gold Ounce	$1,619	$1,342
By-product credits	(4)	(4)
AISC, After By-product Credits, per Gold Ounce	$1,615	$1,338

The increase in Cash Cost and AISC, After By-product Credits, per Gold Ounce for the first quarter of 2020 compared to the first quarter of 2019 was primarily the result of lower gold production as a result of lower grades and the Quebec COVID-19 order, with AISC, After By-product Credits, per Gold Ounce also impacted by higher capital spending, partially offset by lower exploration spending.

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

The San Sebastian Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2020	2019
Sales	$9,927	$12,600
Cost of sales and other direct production costs	(6,827)	(10,591)
Depreciation, depletion and amortization	(1,473)	(1,760)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(8,300)	(12,351)
Gross profit	$1,627	$249
Tons of ore milled	35,476	44,475
Production:
Silver (ounces)	346,625	441,079
Gold (ounces)	2,802	3,530
Payable metal quantities sold:
Silver (ounces)	353,696	496,550
Gold (ounces)	2,824	3,730
Ore grades:
Silver ounces per ton	10.64	10.94
Gold ounces per ton	0.091	0.095
Mining cost per ton	$90.08	$125.59
Milling cost per ton	$63.38	$62.21
Cash Cost, After By-product Credits, per Silver Ounce (1)	$6.91	$11.23
AISC, After By-product Credits, per Silver Ounce (1)	$9.59	$16.55
Capital additions	$803	$1,896

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

The $1.4 million increase in gross profit in the first quarter of 2020 compared to the same period of 2019 is primarily due to higher realized gold prices, partially offset by lower metal volumes due to lower ore grades and mill throughput.

Mining cost per ton for the first quarter of 2020 was lower than the first quarter of 2019 by 28% due to lower contractor costs, partially offset by lower ore tonnage.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for the first quarter of 2020 compared to the same period of 2019:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended March 31,
	2020	2019
Cash Cost, Before By-product Credits, per Silver Ounce	$19.67	$21.67
By-product credits	(12.76)	(10.44)
Cash Cost, After By-product Credits, per Silver Ounce	$6.91	$11.23

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended March 31,
	2020	2019
AISC, Before By-product Credits, per Silver Ounce	$22.35	$26.99
By-product credits	(12.76)	(10.44)
AISC, After By-product Credits, per Silver Ounce	$9.59	$16.55

The decrease in Cash Cost and AISC, After By-product Credits, per Silver Ounce in the first quarter of 2020 compared to the same period of 2019 was primarily the result of higher by-product credits per ounce due to higher gold prices, partially offset by lower silver production. The decrease in AISC, After By-product Credits, per Silver Ounce in the first quarter of 2020 compared to the same period of 2019 is also a result of lower capital and exploration spending.

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

In early April 2020, the Government of Mexico issued an order to the mining industry to reduce operations to a minimum level until April 30 in response to COVID-19, and the order was subsequently extended until May 30. Our operations at San Sebastian have been suspended during that time. The closure is not expected to have a material impact on full-year production.

We continue to study the Hugh Zone and El Toro opportunities at San Sebastian. The Hugh Zone was discovered in 2005 and is the deeper sulfide extension of the past-producing Francine vein, and El Toro is a near-surface oxide deposit discovered in 2019. The remaining work on the Hugh Zone is focused on the ability to generate a third salable concentrate (copper) from the ore, which has a significant impact on the potential return of the project and how the two deposits should be sequenced. The mine currently is expected to end production in the fourth quarter of 2020. We believe the ability to produce a third concentrate, if achieved, could result in a restart of production in 2021 or 2022.

The Nevada Operations Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2020	2019
Sales	$24,163	$17,644
Cost of sales and other direct production costs	(7,849)	(23,114)
Depreciation, depletion and amortization	(9,065)	(8,333)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(16,914)	(31,447)
Gross profit (loss)	$7,249	$(13,803)
Tons of ore milled	17,298	41,365
Production:
Gold (ounces)	16,965	10,364
Silver (ounces)	21,455	67,438
Payable metal quantities sold:
Gold (ounces)	14,876	12,729
Silver (ounces)	25,339	65,054
Ore grades:
Gold ounces per ton	1.055	0.300
Silver ounces per ton	1.47	2.49
Mining cost per ton	$366.60	$212.56
Milling cost per ton	$150.25	$112.35
Cash Cost, After By-product Credits, per Gold Ounce (1)	$735	$1,782
AISC, After By-product Credits, per Gold Ounce (1)	$808	$3,056
Capital additions	$857	$21,805

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

The increase in gross profit for the first quarter of 2020 compared to the same period of 2019 is a result of higher gold production, due to higher grades, and higher average gold prices. In addition, cost of sales and other direct production costs for the first quarter of 2020 includes write-downs totaling $1.5 million of the values of stockpile, in-process and finished goods inventory to their net realizable value, compared to $9.7 million in such write-downs in the first quarter of 2019.  More ounces of gold were produced than sold during the first quarter of 2020, and there were a total of approximately 7,300 ounces of gold suspended in carbon material and held as inventory at Nevada Operations as of March 31, 2020, which we expect to sell in the second quarter of 2020.

Mining and milling costs per ton were higher by 72% and 34%, respectively, for the first quarter of 2020 compared to the same period of 2019 due to lower mill throughput.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for the first quarter of 2020 and 2019:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three Months Ended March 31,
	2020	2019
Cash Cost, Before By-product Credits, per Gold Ounce	$756	$1,884
By-product credits	(21)	(102)
Cash Cost, After By-product Credits, per Gold Ounce	$735	$1,782

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Three Months Ended March 31,
	2020	2019
AISC, Before By-product Credits, per Gold Ounce	$829	$3,158
By-product credits	(21)	(102)
AISC, After By-product Credits, per Gold Ounce	$808	$3,056

The decrease in Cash Costs and AISC, After By-product Credits, per Gold ounce in the first quarter of 2020 compared to the same period of 2019 was due to higher gold production resulting from increased grades, with the decrease in AISC, After By-product Credits, per Gold Ounce also attributed to lower exploration and capital spending.

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

Because total production and capital costs had exceeded sales since acquisition, we conducted a review of our Nevada operations during the second quarter of 2019. The review resulted in (i) a plan to limit near-term mining at Fire Creek to areas where development has already been completed and (ii) suspension of production and development of the Hatter Graben project at Hollister, resulting in lower anticipated near-term production and capitalized development costs. Mine production at the Midas mine was suspended in late 2019. Suspension-related costs at Hollister and Midas totaling $4.0 million for the first quarter of 2020 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, mining and milling cost per ton, and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

We determined this review and the resulting plans represented a triggering event requiring an assessment of recoverability of the carrying value of our long-lived assets ("carrying value assessment") in Nevada as of June 30, 2019.  In our carrying value assessment, our estimate of undiscounted future cash flows and the estimated value of mineral interests exceeded the carrying value of the Nevada assets, and we concluded impairment was not indicated. There were no subsequent events or changes in circumstances during the remainder of 2019 or the first quarter of 2020 that indicated the carrying value of our long-term assets in Nevada was not recoverable. We have entered into a third-party ore processing arrangement for a bulk sample of ore, with the potential of establishing a long-term arrangement which could reduce transportation and milling costs. Additionally, we have commenced studies of the assets in order to determine how to mine them at lower costs. Recoverability of carrying value will be contingent upon the favorable resolution of operational issues, including, but not limited to: (i) ore grade control, (ii) mill recoveries and reconciliation, (iii) the potential availability of third-party processing of ore produced at the Fire Creek mine, (iv) availability of sufficient resources (including funding) to resume and complete necessary development work and drilling on a timely basis, (v) hydrological studies and (vi) permitting. Based on the current mine plan, mining at Fire Creek in areas where development has already been completed is expected to continue until mid-2020.

Our estimates of undiscounted future cash flows for our Nevada assets are most sensitive to (i) changes in metal prices and (ii) estimates of metals to be extracted and recovered. If events or changes occur that adversely affect our estimate of undiscounted future cash flows from our Nevada assets, including (i) an increase in expected costs, (ii) a sustained decline in gold prices, or (iii) suspension of production and placement of our Nevada operations on care-and-maintenance due to the inability to resolve the operational issues identified in the preceding paragraph in a timely manner, or other factors, we may be required to again perform a carrying value assessment for our Nevada assets. If a future assessment indicates the carrying value of the assets exceeds the estimated undiscounted future cash flows, an impairment loss, which could be material, would be recognized for the difference between the carrying value and fair value of the assets. The estimate of potential impairment involves significant judgment and assumptions, and no assurance can be given as to whether we will recognize an impairment in the future or the amount of a potential impairment. The carrying value of our properties, plants, equipment and mineral interests in Nevada as of March 31, 2020 was $498.5 million, consisting of the following (in millions):

Value beyond proven and probable reserves	$382.2
Mills and tailings facilities	42.6
Buildings and equipment	27.8
Development	25.1
Mineral properties	14.7
Asset retirement obligation asset	3.1
Land	3.0
Total	$498.5

See Item 1A. Risk Factors - Operating, Development, Exploration and Acquisition Risks in our annual report filed on Form 10-K for the year ended December 31, 2019 for a discussion of certain risks relating to our recent and ongoing analysis of the carrying value of the Nevada assets.

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans provide a significant benefit to our employees, but represent a significant liability to us.  The liability recorded for the underfunded status of our plans was $57.9 million and $56.8 million as of March 31, 2020 and December 31, 2019, respectively. In April 2020, we contributed $0.4 million in shares of our common stock to our defined benefit plans, and expect to contribute an additional approximately $5.8 million in cash or shares of our common stock in 2020.  While the economic variables which will determine future funding requirements are uncertain, we expect contributions to continue to be required in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness.  See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Income Taxes

Each reporting period we assess our deferred tax balance based on a review of long-range forecasts and quarterly activity.  In 2018, through the acquisition of Klondex Mines Ltd. we acquired a U.S. consolidated tax group (the "Nevada U.S. Group") that did not join the existing consolidated U.S. tax group of Hecla Mining Company and subsidiaries (“Hecla U.S.”).  We recognized a full valuation allowance on our Hecla U.S. net deferred tax assets at the end of 2017 based on results of tax law changes and maintain a full valuation allowance on Hecla U.S. net deferred tax assets at March 31, 2020.

Our net U.S. deferred tax liability for the Nevada U.S. Group at March 31, 2020 was $37.0 million compared to the $38.3 million net deferred tax liability at December 31, 2019. The $1.3 million decrease is for current period activity in Nevada. The deferred tax liability is primarily related to the excess of the carrying value of the mineral resource assets over the tax bases of those assets for U.S. tax reporting.

Our net Canadian deferred tax liability at March 31, 2020 was $89.2 million, a decrease of $10.7 million from the $99.9 million net deferred tax liability at December 31, 2019. The decrease was primarily due to the impact of weakening of the CAD relative to the USD on remeasurement of the deferred tax liability balance. The deferred tax liability is primarily related to the excess of the carrying value of the mineral resource assets over the tax bases of those assets for Canadian tax reporting.

Our Mexican net deferred tax asset at March 31, 2020 was $3.0 million, a decrease of $0.5 million from the net deferred tax asset of $3.5 million at December 31, 2019. The decrease was primarily due to the impact of weakening of the MXN relative to the USD on remeasurement of the deferred tax asset balance. A $2.2 million partial valuation allowance remains on deferred tax assets in Mexico.

As a result of the Tax Cuts and Jobs Act enacted in December 2017, our remaining Alternative Minimum Tax ("AMT") credit carryforward of $10.7 million became partially refundable through 2020 and fully refundable in 2021. An Alaska AMT refund of $0.5 million was received in the first quarter of 2020, leaving a net AMT credit receivable of $10.2 million as of March 31, 2020. In March 2020, the U.S. government issued the Coronavirus Aid, Relief and Economic Security Act, which allowed companies to claim immediate refunds of AMT credits. As a result, the remaining $10.2 million AMT credit is classified as a current receivable as of March 31, 2020.

Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations at the Greens Creek, Lucky Friday, San Sebastian, Casa Berardi and Nevada Operations units and for the Company for the three-month periods ended March 31, 2020 and 2019.

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

In thousands (except per ounce amounts)	Three Months Ended March 31, 2020
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$49,182	$2,832	$8,300		$60,314
Depreciation, depletion and amortization	(12,429)	(302)	(1,473)		(14,204)
Treatment costs	15,826	432	104		16,362
Change in product inventory	2,870	914	253		4,037
Reclamation and other costs	319	—	(361)		(42)
Exclusion of Lucky Friday costs	—	(3,876)	—		(3,876)
Cash Cost, Before By-product Credits (1)	55,768	—	6,823		62,591
Reclamation and other costs	788	—	114		902
Exploration	4	—	767	350	1,121
Sustaining capital	5,510	—	56	—	5,566
General and administrative				8,939	8,939
AISC, Before By-product Credits (1)	62,070	—	7,760		79,119
By-product credits:
Zinc	(16,026)	—	—		(16,026)
Gold	(17,197)	—	(4,429)		(21,626)
Lead	(6,926)	—	—		(6,926)
Total By-product credits	(40,149)	—	(4,429)		(44,578)
Cash Cost, After By-product Credits	$15,619	$—	$2,394		$18,013
AISC, After By-product Credits	$21,921	$—	$3,331		$34,541
Divided by ounces produced	2,776	—	347		3,123
Cash Cost, Before By-product Credits, per Ounce	$20.09	$—	$19.67		$20.03
By-product credits per ounce	(14.46)	—	(12.76)		(14.27)
Cash Cost, After By-product Credits, per Ounce	$5.63	$—	$6.91		$5.76
AISC, Before By-product Credits, per Ounce	$22.36	$—	$22.35		$25.33
By-product credits per ounce	(14.46)	—	(12.76)		(14.27)
AISC, After By-product Credits, per Ounce	$7.90	$—	$9.59		$11.06

In thousands (except per ounce amounts)	Three Months Ended March 31, 2020
	Casa Berardi (4)	Nevada Operations (5)	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$48,325	$16,914	$65,239
Depreciation, depletion and amortization	(16,397)	(9,065)	(25,462)
Treatment costs	574	26	600
Change in product inventory	1,608	5,280	6,888
Reclamation and other costs	(97)	(326)	(423)
Cash Cost, Before By-product Credits (1)	34,013	12,829	46,842
Reclamation and other costs	96	327	423
Exploration	691	85	776
Sustaining capital	8,506	826	9,332
General and administrative			—
AISC, Before By-product Credits (1)	43,306	14,067	57,373
By-product credits:
Silver	(100)	(353)	(453)
Total By-product credits	(100)	(353)	(453)
Cash Cost, After By-product Credits	$33,913	$12,476	$46,389
AISC, After By-product Credits	$43,206	$13,714	$56,920
Divided by ounces produced	27	17	44
Cash Cost, Before By-product Credits, per Ounce	$1,272	$756	$1,071
By-product credits per ounce	(4)	(21)	(10)
Cash Cost, After By-product Credits, per Ounce	$1,268	$735	$1,061
AISC, Before By-product Credits, per Ounce	$1,619	$829	$1,312
By-product credits per ounce	(4)	(21)	(10)
AISC, After By-product Credits, per Ounce	$1,615	$808	$1,302

In thousands (except per ounce amounts)	Three Months Ended March 31, 2020
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$60,314	$65,239	$125,553
Depreciation, depletion and amortization	(14,204)	(25,462)	(39,666)
Treatment costs	16,362	600	16,962
Change in product inventory	4,037	6,888	10,925
Reclamation and other costs	(42)	(423)	(465)
Exclusion of Lucky Friday costs	(3,876)	—	(3,876)
Cash Cost, Before By-product Credits (1)	62,591	46,842	109,433
Reclamation and other costs	902	423	1,325
Exploration	1,121	776	1,897
Sustaining capital	5,566	9,332	14,898
General and administrative	8,939	—	8,939
AISC, Before By-product Credits (1)	79,119	57,373	136,492
By-product credits:
Zinc	(16,026)	—	(16,026)
Gold	(21,626)	—	(21,626)
Lead	(6,926)	—	(6,926)
Silver		(453)	(453)
Total By-product credits	(44,578)	(453)	(45,031)
Cash Cost, After By-product Credits	$18,013	$46,389	$64,402
AISC, After By-product Credits	$34,541	$56,920	$91,461
Divided by ounces produced	3,123	44
Cash Cost, Before By-product Credits, per Ounce	$20.03	$1,071
By-product credits per ounce	(14.27)	(10)
Cash Cost, After By-product Credits, per Ounce	$5.76	$1,061
AISC, Before By-product Credits, per Ounce	$25.33	$1,312
By-product credits per ounce	(14.27)	(10)
AISC, After By-product Credits, per Ounce	$11.06	$1,302

In thousands (except per ounce amounts)	Three Months Ended March 31, 2019
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(3)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$54,113	$2,181	$12,351		$68,645
Depreciation, depletion and amortization	(12,370)	(169)	(1,760)		(14,299)
Treatment costs	10,352	810	131		11,293
Change in product inventory	(3,865)	1,483	(853)		(3,235)
Reclamation and other costs	(415)	—	(312)		(727)
Exclusion of Lucky Friday costs	—	(4,305)	—		(4,305)
Cash Cost, Before By-product Credits (1)	47,815	—	9,557		57,372
Reclamation and other costs	737	—	123		860
Exploration	81	—	1,717	441	2,239
Sustaining capital	5,312	—	506	61	5,879
General and administrative				9,959	9,959
AISC, Before By-product Credits (1)	53,945	—	11,903		76,309
By-product credits:
Zinc	(23,285)	—	—		(23,285)
Gold	(16,518)	—	(4,602)		(21,120)
Lead	(6,917)	—	—		(6,917)
Total By-product credits	(46,720)	—	(4,602)		(51,322)
Cash Cost, After By-product Credits	$1,095	$—	$4,955		$6,050
AISC, After By-product Credits	$7,225	$—	$7,301		$24,987
Divided by ounces produced	2,233	—	441		2,674
Cash Cost, Before By-product Credits, per Ounce	$21.41	$—	$21.67		$21.45
By-product credits per ounce	(20.92)	—	(10.44)		(19.19)
Cash Cost, After By-product Credits, per Ounce	$0.49	$—	$11.23		$2.26
AISC, Before By-product Credits, per Ounce	$24.16	$—	$26.99		$28.53
By-product credits per ounce	(20.92)	—	(10.44)		(19.19)
AISC, After By-product Credits, per Ounce	$3.24	$—	$16.55		$9.34

In thousands (except per ounce amounts)	Three Months Ended March 31, 2019
	Casa Berardi	Nevada Operations	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$49,081	$31,447	$80,528
Depreciation, depletion and amortization	(16,155)	(8,333)	(24,488)
Treatment costs	442	38	480
Change in product inventory	2,268	(3,246)	(978)
Reclamation and other costs	(129)	(379)	(508)
Cash Cost, Before By-product Credits (1)	35,507	19,527	55,034
Reclamation and other costs	129	378	507
Exploration	1,346	118	1,464
Sustaining capital	5,692	12,707	18,399
AISC, Before By-product Credits (1)	42,674	32,730	75,404
By-product credits:
Silver	(126)	(1,057)	(1,183)
Total By-product credits	(126)	(1,057)	(1,183)
Cash Cost, After By-product Credits	$35,381	$18,470	$53,851
AISC, After By-product Credits	$42,548	$31,673	$74,221
Divided by ounces produced	32	10	42
Cash Cost, Before By-product Credits, per Ounce	$1,117	$1,884	$1,305
By-product credits per ounce	(4)	(102)	(28)
Cash Cost, After By-product Credits, per Ounce	$1,113	$1,782	$1,277
AISC, Before By-product Credits, per Ounce	$1,342	$3,158	$1,788
By-product credits per ounce	(4)	(102)	(28)
AISC, After By-product Credits, per Ounce	$1,338	$3,056	$1,760

In thousands (except per ounce amounts)	Three Months Ended March 31, 2019
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$68,645	$80,528	$149,173
Depreciation, depletion and amortization	(14,299)	(24,488)	(38,787)
Treatment costs	11,293	480	11,773
Change in product inventory	(3,235)	(978)	(4,213)
Reclamation and other costs	(727)	(508)	(1,235)
Exclusion of Lucky Friday costs	(4,305)	—	(4,305)
Cash Cost, Before By-product Credits (1)	57,372	55,034	112,406
Reclamation and other costs	860	507	1,367
Exploration	2,239	1,464	3,703
Sustaining capital	5,879	18,399	24,278
General and administrative	9,959	—	9,959
AISC, Before By-product Credits (1)	76,309	75,404	151,713
By-product credits:
Zinc	(23,285)	—	(23,285)
Gold	(21,120)	—	(21,120)
Lead	(6,917)	—	(6,917)
Silver	0	(1,183)	(1,183)
Total By-product credits	(51,322)	(1,183)	(52,505)
Cash Cost, After By-product Credits	$6,050	$53,851	$59,901
AISC, After By-product Credits	$24,987	$74,221	$99,208
Divided by ounces produced	2,674	42
Cash Cost, Before By-product Credits, per Ounce	$21.45	$1,305
By-product credits per ounce	(19.19)	(28)
Cash Cost, After By-product Credits, per Ounce	$2.26	$1,277
AISC, Before By-product Credits, per Ounce	$28.53	$1,788
By-product credits per ounce	(19.19)	(28)
AISC, After By-product Credits, per Ounce	$9.34	$1,760

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

(2)

The unionized employees at Lucky Friday were on strike from March 2017 until January 2020, and production at Lucky Friday has been limited since the start of the strike. Costs related to ramp-up activities totaling $6.3 million in the first quarter of 2020, and suspension-related costs totaling $1.9 million during the strike in the first quarter of 2019, along with $1.8 million and $0.9 million, respectively, in non-cash depreciation expense for those periods, have been excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

(3)	AISC, Before By-product Credits for our consolidated silver properties includes corporate costs for general and administrative expense, exploration and sustaining capital.

(4)

In late March 2020, the Government of Quebec ordered the mining industry to reduce to minimum operations as part of the fight against the COVID-19 virus, causing us to suspend our Casa Berardi operations from approximately March 24 until April 15, when limited mining operations resumed, resulting in the reduced mill throughput. Suspension-related costs totaling $0.9 million for the first quarter of 2020 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

(5)

Production was suspended at the Hollister mine in the third quarter of 2019 and at the Midas mine and Aurora mill in late-2019. Suspension-related costs at Hollister, Midas and Aurora totaling $4.0 million for the first quarter of 2020 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	March 31, 2020	December 31, 2019
Cash and cash equivalents held in U.S. dollars	$200.9	$50.3
Cash and cash equivalents held in foreign currency	14.8	12.2
Total cash and cash equivalents	215.7	62.5
Marketable equity securities, non-current	4.9	6.2
Total cash, cash equivalents and investments	$220.6	$68.7

Cash and cash equivalents increased by $153.2 million in the first three months of 2020. Cash held in foreign currencies represents balances in CAD and Mexican pesos ("MXN"), with the $2.6 million increase in the first quarter of 2020 resulting from an increase in Canadian dollars held. The value of non-current marketable equity securities decreased by $1.3 million (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited), on February 19, 2020, we completed an offering of Senior Notes in the total principal amount of US$475 million. The Senior Notes are due February 15, 2028 and bear interest at a rate of 7.25% per year from the most recent payment date to which interest has been paid or provided for.  The net proceeds from the Senior Notes were used, along with cash on hand, to redeem, in March 2020, our previously-outstanding 2021 Notes having a principal balance of $506.5 million. Also, in July 2018 we entered into a new $250 million revolving credit facility. Interest is payable on amounts drawn from the revolving credit facility at a rate of between 2.25% and 4.00% over the London Interbank Offered Rate, or between 1.25% and 3.00% over an alternative base rate, with interest payable on March 31, June 30, September 30, and December 31 of each year. As a precaution due to uncertainties of the duration, severity and scope of the COVID-19 outbreak, we drew $210.0 million on the facility in the first quarter of 2020, and that amount is outstanding as of the date of this report.

We continue to address the COVID-19 outbreak and face uncertainty related to the potential additional impacts it could have on our operations.  See Part II, Item 1A. Risk Factors - Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may materially and adversely affect our business or financial results for information on how restrictions related to COVID-19 have recently affected some of our operations.  It is possible that recent changes at Casa Berardi, San Sebastian or Greens Creek (or at any other operation) could have an adverse impact on operations or 2020 financial results, including materially so, if restrictions continue longer than anticipated or become broader.  We have taken precautionary measures to mitigate the impacts of COVID-19, including implementing operational plans and practices and increasing our cash reserves through a draw-down of our revolving credit facility.  As long as they are required, the operational practices implemented could continue to have an adverse impact on our operating results due to deferred production and revenues or additional costs.  Increasing or prolonged restrictions on our operations may require access to additional sources of liquidity, which may not be available to us.

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

Pursuant to our common stock dividend policy described in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), our Board of Directors declared and paid dividends on common stock totaling $1.3 million in the first quarter of 2020 and $1.2 million in the first quarter of 2019. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time.  Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of March 31, 2020, 934,100 shares had been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program.  The closing price of our common stock at May 5, 2020, was $2.64 per share.  No shares were purchased under the program during the first quarter of 2020.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability of our revolving credit facility, we believe we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes; principal and interest payments under our revolving credit facility; deferral of revenues, care-and-maintenance and other costs related to addressing the impacts of COVID-19 on our operations; capital expenditures at our operations; potential acquisitions of other mining companies or properties; regulatory matters; litigation; potential repurchases of our common stock under the program described above; and payment of dividends on common stock, if declared by our board of directors. We currently estimate a total of approximately $90 million will be spent on capital expenditures, primarily for equipment, infrastructure, and development at our mines, in 2020, including $19.9 million incurred in the first three months of March 31, 2020. We also estimate exploration and pre-development expenditures will total approximately $13.2 million in 2020, including $3.1 million already incurred as of March 31, 2020. Our expenditures for these items and our related plans for 2020 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility, and other factors. A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans.

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash provided by operating activities (in millions)	$4.9	$20.0

Cash provided by operating activities in the first quarter of 2020 decreased by $15.1 million compared to the same period in 2019.  The decrease was due to a higher loss adjusted for non-cash items, primarily due to reduced revenues at Greens Creek (as discussed in The Greens Creek Segment section above), higher ramp-up and suspension costs, payment of interest upon redemption of our 2021 Notes and payments on settlement of put option contracts, along with higher product inventories, partially offset by lower accounts receivable.

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash used in investing activities (in millions)	$(19.7)	$(33.1)

During the first quarter of 2020 we invested $19.9 million in capital expenditures compared to $33.1 million in the same period in 2019, with the variance primarily due to reduced spending at our Nevada operations.

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash provided by (used in) financing activities (in millions)	$169.8	$(2.6)

In the first quarter of 2020, we received $469.5 million in net proceeds from the issuance of our Senior Notes and drew $210.0 million on our revolving credit facility, and had debt repayments of $506.5 million for redemption of our 2021 Notes. In the first quarter of 2019, we had $58.0 million in draws on our revolving credit facility, with that amount repaid during the same quarter. We paid $0.5 million in debt-related fees in the first quarter of 2020. We paid cash dividends on our common stock of $1.3 million and $1.2 million, respectively, in the first quarter of 2020 and 2019 and cash dividends of $0.1 million on our Series B Preferred Stock during each of those periods. We made repayments on our capital leases of $1.3 million in each of the first quarter of 2020 and 2019.

The effect of changes in foreign exchange rates resulted in a $1.7 million decrease in cash and cash equivalents in the first quarter of 2020 compared to an increase of $0.1 million in the first quarter of 2019, with the variance due to weakening of the CAD and MXN relative to the USD in the 2020 period.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, credit facility, outstanding purchase orders, certain capital expenditures and lease arrangements as of March 31, 2020 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligations (1)	$6,758	$—	$—	$—	$6,758
Credit facility (2)	—	210,000	—	—	210,000
Contractual obligations (3)	2,255	—	—	—	2,255
Finance lease commitments (4)	5,712	5,850	299	—	11,861
Operating lease commitments (5)	4,441	6,360	2,548	2,733	16,082
Supplemental executive retirement plan (6)	622	1,444	1,969	6,798	10,833
Defined benefit pension plans (6)	6,200	—	—	—	6,200
Senior Notes (7)	34,438	68,875	68,875	574,008	746,196
Total contractual cash obligations	$60,426	$292,529	$73,691	$583,539	$1,010,185

(1)

Consists of open purchase orders of approximately $3.3 million at the Greens Creek unit, $2.3 million at the Lucky Friday unit, $0.6 million at the Casa Berardi unit and $0.6 million at the Nevada Operations unit.

(2)

We have a $250 million revolving credit agreement under which we are required to pay a standby fee of between 0.5625% and 1.00% per annum on undrawn amounts and interest of between 2.25% and 4.00% over LIBOR or between 1.25% and 3.00% over an alternative base rate on drawn amounts under the revolving credit agreement. We had $210.0 million drawn and $28.2 million in letters of credit outstanding as of March 31, 2020. The amount in the table above only includes the principal balance drawn, and not an estimate of interest to be paid or the standby fee on potentially undrawn amounts, as the timing of repayment of the principal balance and future draws is unknown at this time.  For more information on our credit facility, see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)	As of March 31, 2020, we were committed to approximately $2.3 million for various items.

(4)

Includes scheduled finance lease payments of $8.9 million, $0.5 million, $1.6 million and $1.0 million (including interest), respectively, for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

(7)

On February 19, 2020, we completed an offering of $475 million in aggregate principal amount of our Senior Notes due February 15, 2028. The Senior Notes bear interest at a rate of 7.25% per year from the original date of issuance or the most recent payment date to which interest has been paid or provided for.  Interest on the Senior Notes is payable on February 15 and August 15 of each year, commencing August 15, 2020. See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At March 31, 2020, our liabilities for these matters totaled $102.8 million. Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At March 31, 2020, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in Part IV of our annual report filed on Form 10-K for the year ended December 31, 2019. As described in such Note 1, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants, equipment and mineral interests, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under Part I, Item 1. - Business in our annual report filed on Form 10-K for the year ended December 31, 2019, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in exchange-traded funds, industrial demand, and consumer demand. Gold demand arises primarily from investment and consumer demand.  Investment demand for silver and gold can be influenced by several factors, including:  the value of the U.S. dollar and other currencies, changing U.S. budget deficits, widening availability of exchange-traded funds, interest rate levels, the health of credit markets, and inflationary expectations. Uncertainty related to the political environment in the U.S., Britain's exit from the European Union, U.S. and global trading policies (including tariffs), and a global economic recovery, including recent uncertainty in China and from the current downturn and continued uncertainty resulting from the COVID-19 outbreak, could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  Consumer demand is driven significantly by demand for jewelry and other retail products. We believe that long-term industrial and economic trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer demand for silver and gold and industrial demand for silver.  However, the global economy has been significantly impacted by the COVID-19 outbreak, with the ultimate severity and duration of the downtown unknown, and China has recently experienced economic contraction which could continue in the near term. There can be no assurance whether these trends will continue or how they will impact prices of the metals we produce. In the past, we have recorded impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

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

Mineral Reserves

Critical estimates are inherent in the process of determining our reserves. Our reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. Metals prices are estimated at long-term averages, as described in Part I, Item 2. - Properties in our annual report filed on Form 10-K for the year ended December 31, 2019. Our assessment of reserves occurs at least annually, and periodically utilizes external audits.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our exposure to market risks and risk management activities includes forward-looking statements that involve risks and uncertainties, as well as summarizes the financial instruments held by us at March 31, 2020, which are sensitive to changes in commodity prices, foreign exchange rates and interest rates and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Part I, Item 1A. – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2019, as updated in Part II, Item 1A – Risk Factors in this quarterly report on Form 10-Q for the quarter ended March 31, 2020).

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

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when all performance obligations have been completed and the transaction price can be determined or reasonably estimated.  For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Part I, Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our annual report filed on Form 10-K for the year ended December 31, 2019).  At March 31, 2020, metals contained in concentrate sales and exposed to future price changes totaled 2.1 million ounces of silver, 6,602 ounces of gold, 11,376 tons of zinc, and 3,721 tons of lead.  If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $6.5 million.  If the sales containing these exposed metal quantities were to settle at the prices of $14.75 per ounce for silver, $1,700 per ounce for gold, $0.86 per pound for zinc and $0.73 per pound for lead, the closing prices as of May 5, 2020, the increase in the total value of concentrates sold would be approximately $1.7 million. As discussed in Commodity-Price Risk Management below, we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our Greens Creek concentrate shipments between the time of shipment and final settlement. In addition, we are using financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future Greens Creek concentrate shipments. The following tables summarize the quantities of metals committed under forward sales contracts at March 31, 2020 and December 31, 2019:

March 31, 2020	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2020 settlements	45	—	21,330	7,441	$17.82	N/A	$0.91	$0.78
Contracts on forecasted sales
2020 settlements	—	—	—	5,842	N/A	N/A	N/A	$0.98

December 31, 2019	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2020 settlements	2,556	10	21,550	5,159	$17.20	$1,481	$1.04	$0.88
Contracts on forecasted sales
2020 settlements	—	—	441	11,740	N/A	N/A	$1.13	$0.98

In June 2019, we began using financially-settled put option contracts to manage the exposure of our forecasted future gold and silver sales to potential declines in market prices for those metals. These put contracts give us the option, but not the obligation, to realize established prices on quantities of silver and gold to be sold in the future. The following table summarizes the quantities of metals for which we have entered into put contracts and the average exercise prices as of March 31, 2020 and December 31, 2019:

March 31, 2020	Ounces under contract (in 000's)		Average price per ounce
	Silver	Gold	Silver	Gold
	(ounces)	(ounces)	(ounces)	(ounces)
Contracts on forecasted sales
2020 settlements	2,840	95	$16.00	$1,482

December 31, 2019	Ounces under contract (in 000's)		Average price per ounce
	Silver	Gold	Silver	Gold
	(ounces)	(ounces)	(ounces)	(ounces)
Contracts on forecasted sales
2020 settlements	5,700	130	$15.73	$1,435

In April 2020, we entered into additional put contracts which establish the minimum price at which we can sell gold relating to forecasted production for a portion of 2020 at $1,600 per ounce. These contracts have total premiums of approximately $1.7 million to be paid upon maturity.

These forward and put option contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.

As of March 31, 2020, we recorded the following balances for the fair value of the forward and put option contracts held at that time:

•	a current asset of $8.8 million, which is included in other current assets and is net of $0.8 million for contracts in a fair value liability position; and
•	a current liability of $0.1 million, which is included in other current liabilities and is net of $0.4 million for contracts in a fair value current asset position.

We recognized a $1.7 million net gain during the first quarter of 2020 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net gain recognized on the contracts offsets losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $7.9 million net gain during the first quarter of 2020 on the contracts utilized to manage exposure to prices for forecasted future sales. The net gain on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future sales, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net gain for the first quarter of 2020 is the result of a decrease in silver, gold, zinc and lead prices. These programs, when utilized and the contracts are not settled prior to their maturity dates, are designed to mitigate the impact of potential future declines in silver, gold, lead and zinc prices from the price levels established in the contracts (see average price information above). When those prices increase compared to the contract prices, we incur losses on the contracts.

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates between the U.S. dollar ("USD") and the Canadian dollar ("CAD") and Mexican peso ("MXN"), respectively. We have determined the functional currency for our Canadian and Mexican operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD and MXN to USD are recorded to earnings each period. For the three months ended March 31, 2020, we recognized a net foreign exchange gain of $6.6 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at March 31, 2020 would have resulted in a change of approximately $8.8 million in our net foreign exchange gain or loss. A 10% change in the exchange rate between the USD and MXN from the rate at March 31, 2020 would have resulted in a change of approximately $0.4 million in our net foreign exchange gain or loss.

In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a similar program with respect to  MXN. The programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of March 31, 2020, we have 155 forward contracts outstanding to buy a total of CAD$345.0 million having a notional amount of USD$262.9 million, and 2 forward contracts outstanding to buy MXN$3.2 million having a notional amount of USD$0.2 million. The CAD contracts are related to forecasted cash operating costs at Casa Berardi to be incurred from 2020 through 2024 and have CAD-to-USD exchange rates ranging between 1.2702 and 1.3785. The MXN contracts are related to forecasted cash operating costs at San Sebastian to be incurred in 2020 and have MXN-to-USD exchange rates ranging between 20.8125 and 20.8450. Our risk management policy allows for up to 75% of our planned cost exposure for five years into the future to be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of March 31, 2020, we recorded the following balances for the fair value of the contracts:

•	a current liability of $7.5 million, which is included in other current liabilities; and
•	a non-current liability of $12.0 million, which is included in other non-current liabilities.

Net unrealized losses of approximately $19.7 million related to the effective portion of the hedges were included in accumulated other comprehensive loss as of March 31, 2020. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $7.0 million in net unrealized losses included in accumulated other comprehensive loss as of March 31, 2020 would be reclassified to current earnings in the next twelve months. Net realized losses of approximately $0.9 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the three months ended March 31, 2020. No net unrealized gains or losses related to ineffectiveness of the hedges were included in current earnings for the three months ended March 31, 2020.

Interest Rates

We have a $250 million credit facility, and amounts drawn on the facility are subject to variable rates of interest based on a spread over the London Interbank Offered Rate or an alternative base rate. Interest rates fluctuate due to economic factors beyond our control. We had $210.0 million drawn under the facility as of March 31, 2020. See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our credit facility.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of March 31, 2020, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Part I, Item 1A - Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2019 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.  Those risk factors have been updated with the addition of the risk factors set forth below.

Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may materially and adversely affect our business or financial results.

If any of our facilities or the facilities of our suppliers, third-party service providers, or customers is affected by natural disasters, such as earthquakes, floods, fires, power shortages or outages, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, or other events outside of our control, our operations or financial results could suffer. Any of these events could materially and adversely impact us in a number of ways, including through decreased production, increased costs, decreased demand for our products due to reduced economic activity or other factors, or the failure by counterparties to perform under contracts or similar arrangements.

For example, the recent pandemic caused by the novel coronavirus COVID-19 has resulted in travel restrictions and business slowdowns or shutdowns in affected areas. In late March 2020, the Government of Quebec ordered the mining industry to reduce to minimum operations as part of the fight against the COVID-19 virus, causing us to suspend our Casa Berardi operations from approximately March 24 until April 15, when limited mining operations resumed. And in early April, the Government of Mexico issued a similar order causing us to suspend our San Sebastian operations through April 30, and the order was subsequently extended to May 30. In addition, restrictions imposed by the State of Alaska in late March have caused us to revise the normal operating procedures for staffing operations at Greens Creek. To date, COVID-19 has caused our costs to increase slightly and our gold production at Casa Berardi to decrease by approximately 12,000 ounces. It is possible that the changes at Casa Berardi, San Sebastian or Greens Creek (or at any other operation) could continue to have an adverse impact on operations or 2020 financial results, including materially so, if restrictions continue longer than anticipated or become broader.

We continue to monitor the rapidly evolving situation and guidance from federal, state, local and foreign governments and public health authorities and may take additional actions based on their recommendations. The extent of the impact of COVID-19 on our business and financial results will also depend on future developments, including the duration and spread of the outbreak within the markets in which we operate and the related impact on prices, demand, creditworthiness and other market conditions and governmental reactions, all of which are highly uncertain.

COVID-19 virus pandemic may heighten other risks

To the extent that the COVID-19 virus pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the "Risk Factors" section of our Annual Report on Form 10-K for 2019 filed with the SEC on February 9, 2020, including, but not limited to, risks related to commodity prices and commodity markets, commodity price fluctuations, our indebtedness, our ability to raise additional capital, information systems and cyber security and risks relating to our mining operations such as risks related to mineral reserve and mineral resource estimates, production forecasts, impacts of governmental regulations, international operations, availability of infrastructure and employees and challenging global financial conditions.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this Quarterly Report.

Item 6.    Exhibits

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q - March 31, 2020

Index to Exhibits

4.2

Indenture, dated as of February 19, 2020, by and among Hecla Mining Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Filed as exhibit 4.1 to Registrant’s Form 8-K filed on February 19, 2020 (File No. 1-8491) and incorporated herein by reference.

4.3

First Supplemental Indenture, dated as of February 19, 2020, by and among Hecla Mining Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. Filed as exhibit 4.2 to Registrant’s Form 8-K filed on February 19, 2020 (File No. 1-8491) and incorporated herein by reference.

4.4	Form of 7.250% Senior Note due 2028. Filed as exhibit 4.2 to Registrant’s Form 8-K filed on February 19, 2020 (File No. 1-8491) and incorporated herein by reference.

10.1

Fourth Amendment to Fifth Amended and Restated Credit Agreement dated as of February 7, 2020, by and among Hecla Mining Company, certain subsidiaries of Hecla Mining Company, the Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. *

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

HECLA MINING COMPANY
(Registrant)

Date:	May 7, 2020	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	May 7, 2020	By:	/s/ Lindsay A. Hall
Lindsay A. Hall, Senior Vice President and
Chief Financial Officer