Form 10-Q
period 2020-06-30
HECLA MINING CO/DE/
filed 2020-08-06
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Yes ☒.    No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒.	Accelerated filer ☐.
Non-accelerated filer ☐.	Smaller reporting company ☐.
Emerging growth company ☐.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐.    No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding August 4, 2020
Common stock, par value $0.25 per share	528,775,901

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2020

INDEX*

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$75,923	$62,452
Accounts receivable:
Trade	26,003	11,952
Taxes	11,847	20,048
Other, net	3,851	6,421
Inventories:
Concentrates, doré, and stockpiled ore	46,676	30,364
Materials and supplies	35,866	35,849
Prepaid taxes	5,148	107
Other current assets	9,567	11,931
Total current assets	214,881	179,124
Non-current investments	12,162	6,207
Non-current restricted cash and investments	1,053	1,025
Properties, plants, equipment and mineral interests, net	2,354,883	2,423,698
Operating lease right-of-use assets	13,220	16,381
Non-current deferred income taxes	3,181	3,537
Other non-current assets and deferred charges	4,028	7,336
Total assets	$2,603,408	$2,637,308
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$40,789	$57,716
Accrued payroll and related benefits	24,561	26,916
Accrued taxes	8,451	4,776
Current portion of finance leases	5,745	5,429
Current portion of operating leases	4,162	5,580
Accrued interest	12,914	5,804
Current derivatives liabilities	13,779	6,170
Other current liabilities	126	2
Current portion of accrued reclamation and closure costs	5,109	4,581
Total current liabilities	115,636	116,974
Non-current finance leases	7,057	7,214
Non-current operating leases	9,079	10,818
Accrued reclamation and closure costs	99,449	103,793
Long-term debt - Senior Notes	468,252	504,729
Long-term debt - revolving credit facility	50,000	—
Non-current deferred tax liability	128,677	138,282
Non-current pension liability	58,848	56,219
Non-current derivatives liabilities	5,282	1,044
Other non-current liabilities	2,435	5,812
Total liabilities	944,715	944,885
Commitments and contingencies (Notes 2, 4, 7, 9, and 11)
STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, 750,000,000 authorized shares; issued June 30, 2020 — 534,660,072 shares and December 31, 2019 — 529,182,994 shares	133,699	132,292
Capital surplus	1,982,400	1,973,700
Accumulated deficit	(387,688)	(353,331)
Accumulated other comprehensive loss	(46,261)	(37,310)
Less treasury stock, at cost; June 30, 2020 — 6,821,044 shares and December 31, 2019 — 6,287,271 shares issued and held in treasury	(23,496)	(22,967)
Total stockholders’ equity	1,658,693	1,692,423
Total liabilities and stockholders’ equity	$2,603,408	$2,637,308

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Sales of products	$166,355	$134,172	$303,280	$286,789
Cost of sales and other direct production costs	92,853	104,938	178,740	215,324
Depreciation, depletion and amortization	39,423	49,477	79,089	88,264
Total cost of sales	132,276	154,415	257,829	303,588
Gross profit (loss)	34,079	(20,243)	45,451	(16,799)
Other operating expenses:
General and administrative	6,979	8,918	15,918	18,877
Exploration	1,962	4,346	4,492	8,748
Pre-development	563	798	1,098	1,654
Research and development	—	158	—	561
Other operating expense	1,439	657	2,354	1,244
Loss on disposition or impairment of properties, plants, equipment and mineral interests	677	4,642	573	4,642
Provision for closed operations and environmental matters	1,037	1,052	1,553	1,622
Ramp-up and suspension costs	9,572	2,266	22,568	5,044
Foundation grant	1,970	—	1,970	—
Acquisition costs	6	397	11	410
Total other operating expenses	24,205	23,234	50,537	42,802
Income (loss) from operations	9,874	(43,477)	(5,086)	(59,601)
Other income (expense):
Unrealized gain (loss) on investments	6,409	(1,129)	5,431	(1,033)
(Loss) gain on derivative contracts	(14,002)	3,798	(6,109)	1,999
Net foreign exchange (loss) gain	(3,205)	(4,381)	3,431	(7,514)
Other expense	(649)	(1,187)	(1,176)	(2,311)
Interest expense	(11,829)	(11,335)	(28,140)	(22,000)
Total other expense	(23,276)	(14,234)	(26,563)	(30,859)
Loss before income taxes	(13,402)	(57,711)	(31,649)	(90,460)
Income tax (provision) benefit	(626)	11,179	436	18,395
Net loss	(14,028)	(46,532)	(31,213)	(72,065)
Preferred stock dividends	(138)	(138)	(276)	(276)
Loss applicable to common shareholders	$(14,166)	$(46,670)	$(31,489)	$(72,341)
Comprehensive loss:
Net loss	$(14,028)	$(46,532)	$(31,213)	$(72,065)
Change in fair value of derivative contracts designated as hedge transactions	10,384	3,540	(8,951)	7,799
Comprehensive loss	$(3,644)	$(42,992)	$(40,164)	$(64,266)
Basic loss per common share after preferred dividends	$(0.03)	$(0.10)	$(0.06)	$(0.15)
Diluted loss per common share after preferred dividends	$(0.03)	$(0.10)	$(0.06)	$(0.15)
Weighted average number of common shares outstanding - basic	525,243	486,065	524,218	484,438
Weighted average number of common shares outstanding - diluted	525,243	486,065	524,218	484,438
Cash dividends declared per common share	$0.0025	$0.0025	$0.0050	$0.0050

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2020	June 30, 2019
Operating activities:
Net loss	$(31,213)	$(72,065)
Non-cash elements included in net loss:
Depreciation, depletion and amortization	84,185	90,821
Adjustment of inventory to market value	—	1,399
Unrealized (gain) loss on investments	(5,431)	1,033
Loss on disposition of properties, plants, equipment, and mineral interests	573	4,642
Provision for reclamation and closure costs	3,093	3,209
Stock compensation	2,428	3,552
Deferred income taxes	(5,165)	(22,585)
Amortization of loan origination fees and loss on extinguishment of debt	2,624	1,252
Loss (gain) on derivative contracts	11,188	(6,101)
Foreign exchange (gain) loss	(3,725)	12,220
Foundation grant	1,970	—
Change in assets and liabilities:
Accounts receivable	(6,050)	(12,772)
Inventories	(4,580)	(147)
Other current and non-current assets	(924)	16,784
Accounts payable and accrued liabilities	(15,415)	(12,085)
Accrued payroll and related benefits	5,418	1,660
Accrued taxes	3,912	(6,452)
Accrued reclamation and closure costs and other non-current liabilities	(435)	4,348
Cash provided by operating activities	42,453	8,713
Investing activities:
Additions to properties, plants, equipment and mineral interests	(30,689)	(71,245)
Proceeds from disposition of properties, plants and equipment	200	25
Purchases of investments	(637)	(107)
Net cash used in investing activities	(31,126)	(71,327)
Financing activities:
Acquisition of treasury shares	(2,745)	(1,644)
Dividends paid to common stockholders	(2,622)	(2,430)
Dividends paid to preferred stockholders	(276)	(276)
Credit facility fees paid	(551)	(46)
Borrowings on debt	679,500	170,000
Repayments of debt	(666,500)	(118,000)
Repayments of finance leases	(2,840)	(3,377)
Net cash provided by financing activities	3,966	44,227
Effect of exchange rates on cash	(1,794)	432
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	13,499	(17,955)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	63,477	28,414
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$76,976	$10,459
Supplemental disclosure of cash flow information:
Cash paid for interest	$15,837	$19,975
Significant non-cash investing and financing activities:
Addition of finance lease obligations and right-of-use assets	$3,100	$3,498
Recognition of operating lease liabilities and right-of-use assets	$—	$22,365
Payment of accrued compensation in stock	$5,095	$8,274

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

 Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars are in thousands, except for share and per share amounts)

	Three Months Ended June 30, 2020
	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, April 1, 2020	$39	$132,381	$1,976,033	$(371,958)	$(56,645)	$(22,967)	$1,656,883
Net loss	—	—	—	(14,028)	—	—	(14,028)
Restricted stock units granted	—	—	1,211	—	—	—	1,211
Restricted stock units distributed (1,702,000 shares)	—	426	(426)	—	—	(1,479)	(1,479)
Common stock dividends declared ($0.0025 per common share)	—	—	—	(1,318)	—	—	(1,318)
Series B Preferred Stock dividends declared ($0.875 per share)	—	—	—	(138)	—	—	(138)
Common stock issued for 401(k) match (606,000 shares)	—	151	878	—	—	—	1,029
Common stock issued for employee incentive compensation (2,800,000 shares)	—	699	4,396	—	—	(1,266)	3,829
Common stock issued to pension plans (167,000 shares)	—	42	308	—	—	—	350
Treasury shares issued to charitable foundation (650,000 shares)	—	—	—	(246)	—	2,216	1,970
Other comprehensive income	—	—	—	—	10,384	—	10,384
Balances, June 30, 2020	$39	$133,699	$1,982,400	$(387,688)	$(46,261)	$(23,496)	$1,658,693

	Three Months Ended June 30, 2019
	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, April 1, 2019	$39	$122,052	$1,882,613	$(275,188)	$(38,210)	$(20,736)	$1,670,570
Net loss	—	—	0	(46,532)	—	—	(46,532)
Restricted stock units granted	—	—	1,518	—	—	—	1,518
Common stock dividends declared ($0.0025 per common share)	—	—	—	(1,221)	—	—	(1,221)
Series B Preferred Stock dividends declared ($0.875 per share)	—	—	—	(138)	—	—	(138)
Common stock issued for 401(k) match (362,000 shares)	—	90	716	—	—	—	806
Common stock issued for employee incentive compensation (3,597,000 shares)	—	899	7,375	—	—	(1,644)	6,630
Common stock issued to pension plans (2,384,000 shares)	—	597	3,003	—	—	—	3,600
Common stock issued to directors (253,000 shares)	—	63	392	—	—	—	455
Other comprehensive income	—	—	—	—	3,540	—	3,540
Balances, June 30, 2019	$39	$123,701	$1,895,617	$(323,079)	$(34,670)	$(22,380)	$1,639,228

	Six Months Ended June 30, 2020
	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2020	$39	$132,292	$1,973,700	$(353,331)	$(37,310)	$(22,967)	$1,692,423
Net loss	—	—	—	(31,213)	—	—	(31,213)
Restricted stock units granted	—	—	2,430	—	—	—	2,430
Restricted stock units distributed (1,702,000 shares)	—	426	(426)	—	—	(1,479)	(1,479)
Common stock dividends declared ($0.0025 per common share)	—	—	—	(2,622)	—	—	(2,622)
Series B Preferred Stock dividends declared ($0.875 per share)	—	—	—	(276)	—	—	(276)
Common stock issued for 401(k) match (957,000 shares)	—	240	1,992	—	—	—	2,232
Common stock issued for employee incentive compensation (2,800,000 shares)	—	699	4,396	—	—	(1,266)	3,829
Common stock issued to pension plans (167,000 shares)	—	42	308	—	—	—	350
Treasury shares issued to charitable foundation (650,000 shares)	—	—	—	(246)	—	2,216	1,970
Other comprehensive loss	—	—	—	—	(8,951)	—	(8,951)
Balances, June 30, 2020	$39	$133,699	$1,982,400	$(387,688)	$(46,261)	$(23,496)	$1,658,693

	Six Months Ended June 30, 2019
	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2019	$39	$121,956	$1,880,481	$(248,308)	$(42,469)	$(20,736)	$1,690,963
Net loss	—	—	—	(72,065)	—	—	(72,065)
Restricted stock units granted	—	—	3,097	—	—	—	3,097
Common stock dividends declared ($0.0025 per common share)	—	—	—	(2,430)	—	—	(2,430)
Series B Preferred Stock dividends declared ($0.875 per share)	—	—	—	(276)	—	—	(276)
Common stock issued for 401(k) match (745,000 shares)	—	186	1,594	—	—	—	1,780
Adjustment to fair value of warrants issued for purchase of another company	—	—	(325)	—	—	—	(325)
Common stock issued for employee incentive compensation (3,597,380 shares)	—	899	7,375	—	—	(1,644)	6,630
Common stock issued to pension plans (2,384,000 shares)	—	597	3,003	—	—	—	3,600
Common stock issued to directors (253,000 shares)	—	63	392	—	—	—	455
Other comprehensive income	—	—	—	—	7,799	—	7,799
Balances, June 30, 2019	$39	$123,701	$1,895,617	$(323,079)	$(34,670)	$(22,380)	$1,639,228

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

The 2019 novel strain of coronavirus ("COVID-19") was characterized as a global pandemic by the World Health Organization on March 11, 2020, and COVID-19 has resulted in travel restrictions and business slowdowns or shutdowns in affected areas. In late March 2020, the Government of Quebec ordered the mining industry to reduce to minimum operations as part of the fight against COVID-19, causing us to suspend our Casa Berardi operations from approximately March 24 until April 15, when mining operations resumed. In early April, the Government of Mexico issued a similar order causing us to suspend our San Sebastian operations to May 30. In addition, restrictions imposed by the State of Alaska in late March have caused us to revise the normal operating procedures for staffing operations at Greens Creek. These suspension orders impacted us in the first half of 2020 by curtailing our expected production of gold at Casa Berardi by approximately 5,200 ounces in March 2020 and approximately 6,500 ounces in April 2020, which resulted in a reduction in related revenue. We continued to incur costs at Casa Berardi and San Sebastian while operations were suspended. At Casa Berardi and San Sebastian, suspension costs in the first half of 2020 totaled $1.6 million and $1.0 million, respectively. In addition, we have incurred costs of approximately $0.2 million per week related to quarantining employees at Greens Creek, which started in late March 2020. It is possible that future restrictions at Casa Berardi, San Sebastian or Greens Creek (or at any other operation) could have an adverse impact on operations or 2020 financial results, including materially so, beyond the second quarter of 2020.

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

Note 2.    Investments

At June 30, 2020 and December 31, 2019, the fair value of our non-current investments was $12.2 million and $6.2 million, respectively.  Our non-current investments consist of marketable equity securities which are carried at fair value.  The cost basis of our non-current investments was approximately $10.1 million and $9.8 million at June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020, we recognized $5.4 million in net unrealized gains in current earnings. During the six months ended June 30, 2019, we recognized $1.0 million in net unrealized losses in current earnings. During the six months ended June 30, 2020 and 2019, we acquired marketable equity securities having a cost basis of $0.6 million and $0.1 million, respectively.

Note 3.   Income Taxes

Major components of our income tax benefit (provision) for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Current:
Domestic	$(253)	$(2)	$(985)	$(2)
Foreign	(1,650)	(1,716)	(3,719)	(2,793)
Total current income tax benefit (provision)	(1,903)	(1,718)	(4,704)	(2,795)

Deferred:
Domestic	1,866	5,456	3,116	7,933
Foreign	(589)	7,441	2,024	13,257
Total deferred income tax benefit (provision)	1,277	12,897	5,140	21,190
Total income tax benefit (provision)	$(626)	$11,179	$436	$18,395

The current income tax benefits (provisions) for the three and six months ended June 30, 2020 and 2019 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income due primarily to the impact of taxation in foreign jurisdictions and a valuation allowance on the majority of U.S. deferred tax assets.

In 2018, we acquired through the acquisition of Klondex Mines Ltd. a U.S. consolidated tax group ("Nevada U.S. Group") that did not join the existing consolidated U.S. tax group of Hecla Mining Company and subsidiaries (“Hecla U.S.”). For Hecla U.S., we recorded a full valuation allowance in the U.S. in December 2017 as a result of U.S. tax reform. Our circumstances at June 30, 2020 continued to support a full valuation allowance in the U.S. for the Hecla U.S. group.

As of June 30, 2020, we had a net deferred tax liability in the U.S. of $35.1 million, a net deferred tax liability in Canada of $93.6 million, and a net deferred tax asset in Mexico of $3.2 million, for a consolidated worldwide net deferred tax liability of $125.5 million.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act has not had a material impact on the Company as of June 30, 2020; however we will continue to examine the impacts the CARES Act may have on our business.

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

Lucky Friday Water Permit Matters

In December 2013, the Environmental Protection Agency ("EPA") issued to Hecla Limited a request for information under Section 308 of the Clean Water Act directing Hecla Limited to undertake a comprehensive groundwater investigation of Lucky Friday’s tailings pond no. 3 to evaluate whether the pond is causing the discharge of pollutants via seepage to groundwater that is discharging to surface water. We completed the investigation mandated by the EPA and submitted a draft report to the agency in December 2015. We are waiting for the EPA’s response and we cannot predict what further action, if any, the agency may take.

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

As discussed in Note 9, on July 9, 2020, we entered into a note purchase agreement pursuant to which we will issue CAD$50 million (approximately USD$36.8 million at the time of the transaction) in aggregate principal amount of our Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”) to Investissment Québec, a financing arm of the Québec government. The net proceeds from the IQ Notes will be available for general corporate purposes, including open market purchases of a portion of the Senior Notes and to pay for capital expenditures at our Casa Berardi unit. The IQ Notes will be issued in four equal installments of CAD$12.5 million on July 9, August 9, September 9 and October 9, 2020, with the first installment issued net of CAD$0.6 million in fees. The IQ Notes bear interest on amounts outstanding at a rate of 6.515% per year, payable on January 9 and July 9 of each year, commencing January 9, 2021.

Other Commitments

Our contractual obligations as of June 30, 2020 included approximately $1.3 million for various costs. In addition, our open purchase orders at June 30, 2020 included approximately $2.1 million, $0.3 million, $5.6 million and $2.8 million for various capital and non-capital items at the Lucky Friday, Casa Berardi, Greens Creek and Nevada Operations units, respectively. We also have total commitments of approximately $13.7 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units and total commitments of approximately $14.6 million relating to payments on operating leases (see Note 9 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of June 30, 2020, we had surety bonds totaling $182.6 million and letters of credit totaling $20.4 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 5.    Loss Per Common Share

We are authorized to issue 750,000,000 shares of common stock, $0.25 par value per share. At June 30, 2020, there were 534,660,072 shares of our common stock issued with 6,821,044 of these shares held in treasury, for a net of 527,839,028 shares outstanding. Basic and diluted loss per common share, after preferred dividends, was $(0.03) and $(0.10) for the three-month periods ended June 30, 2020 and 2019, respectively. Basic and diluted loss per common share, after preferred dividends, was $(0.06) and $(0.15) for the six-month periods ended June 30, 2020 and 2019, respectively.

Diluted loss per share for the three and six months ended June 30, 2020 and 2019 excludes the potential effects of outstanding shares of our convertible preferred stock, as their conversion would have no effect on the calculation of dilutive shares.

For the three-month and six-month periods ended June 30, 2020 and 2019, all restricted share units, deferred shares and warrants were excluded from the computation of diluted loss per share, as our reported loss for those periods would cause their conversion and exercise to have no effect on the calculation of loss per share.

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

The following tables present information about our reportable segments for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales to unaffiliated customers:
Greens Creek	$84,890	$55,398	$138,724	$135,527
Lucky Friday	11,455	4,951	14,285	7,133
Casa Berardi	50,005	45,500	96,177	85,562
San Sebastian	4,934	10,993	14,860	23,593
Nevada Operations	15,071	17,330	39,234	34,974
	$166,355	$134,172	$303,280	$286,789
Income (loss) from operations:
Greens Creek	$26,751	$9,141	$30,867	$34,574
Lucky Friday	(5,218)	(2,271)	(13,338)	(5,052)
Casa Berardi	3,204	(15,363)	(676)	(25,882)
San Sebastian	(859)	(1,923)	(180)	(3,435)
Nevada Operations	(2,266)	(21,475)	623	(35,466)
Other	(11,738)	(11,586)	(22,382)	(24,340)
	$9,874	$(43,477)	$(5,086)	$(59,601)

The following table presents identifiable assets by reportable segment as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Identifiable assets:
Greens Creek	$618,726	$639,047
Lucky Friday	501,690	440,615
Casa Berardi	693,259	703,511
San Sebastian	32,915	48,294
Nevada Operations	522,822	528,466
Other	233,996	277,375
	$2,603,408	$2,637,308

Our products consist of metal concentrates and carbon material which we sell to custom smelters, brokers and third-party processors and unrefined bullion bars (doré), which may be sold as doré or further refined before sale to precious metals traders. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer.

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

For concentrate sales, which we currently have at our Greens Creek and Lucky Friday units, the performance obligation is met, the transaction price can be reasonably estimated, and revenue is recognized generally at the time of shipment. Concentrates sold at our Lucky Friday unit typically leave the mine and are received by the customer within the same day. However, there is a period of time between shipment of concentrates from our Greens Creek unit and their physical receipt by the customer, and judgment is required in determining when control has been transferred to the customer for those shipments. We have determined the performance obligation is met upon shipment of concentrate parcels from Greens Creek because, at that time, 1) legal title is transferred to the customer, 2) the customer has accepted the parcel and obtained the ability to realize all of the benefits from the product, 3) the concentrate content specifications are known, have been communicated to the customer, and the customer has the significant risks and rewards of ownership of it, 4) it is very unlikely a concentrate parcel from Greens Creek will be rejected by a customer upon physical receipt, and 5) we have the right to payment for the parcel.

Judgment is also required in identifying what the performance obligations for our concentrate sales are. Most of our concentrate sales involve “frame contracts” with smelters that can cover multiple years and specify certain terms under which individual parcels of concentrates are sold. However, some terms are not specified in the frame contracts and/or can be renegotiated as part of annual amendments to the frame contract. We have determined parcel shipments represent individual performance obligations satisfied at a point in time when control of the shipment is transferred to the customer.

The consideration we receive for our concentrate sales fluctuates due to changes in metals prices between the time of shipment and final settlement with the customer. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement with the customer. Also, it is unlikely a significant reversal of revenue for any one concentrate parcel will occur. As such, we use the expected value method to price the parcels until the final settlement date occurs, at which time the final transaction price is known. At June 30, 2020, metals contained in concentrate sales and exposed to future price changes totaled 2.6 million ounces of silver, 7,969 ounces of gold, 9,983 tons of zinc, and 7,405 tons of lead.  However, as discussed in Note 11, we seek to mitigate the risk of price adjustments by using financially-settled forward contracts for some of our sales.

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

Sales of metal concentrates and metal products are made principally to custom smelters, brokers, third-party processors and metals traders. The percentage of sales contributed by each segment is reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Greens Creek	51%	41%	45%	48%
Lucky Friday	7%	4%	5%	2%
Casa Berardi	30%	34%	32%	30%
San Sebastian	3%	8%	5%	8%
Nevada Operations	9%	13%	13%	12%
	100%	100%	100%	100%

Sales of products by metal for the three- and six-month periods ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Silver	$61,756	$36,298	$99,328	$81,804
Gold	89,212	78,166	179,906	157,845
Lead	12,454	6,670	18,874	15,695
Zinc	21,455	22,948	38,762	47,703
Less: Smelter and refining charges	(18,522)	(9,910)	(33,590)	(16,258)
	$166,355	$134,172	$303,280	$286,789

The following is sales information by geographic area based on the location of smelters and brokers (for concentrate shipments) and location of parent companies (for doré sales to metals traders) for the three- and six-month periods ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Canada	$80,311	$78,158	$62,152	$171,030
Korea	25,180	26,202	51,787	75,501
Japan	11,613	9,236	17,734	17,585
Netherlands	(2)	16,055	(923)	16,055
China	25,087	—	39,008	—
United States	29,048	3,228	136,785	7,801
Other	116	—	55	—
Total, excluding gains/losses on forward contracts	$171,353	$132,879	$306,598	$287,972

Sales by significant product type for the three- and six-month periods ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Doré and metals from doré	$59,445	$73,312	$143,780	$144,167
Carbon	16,903	4,284	19,264	9,330
Lead concentrate	72,514	35,742	106,667	85,042
Zinc concentrate	16,585	15,738	27,405	39,530
Bulk concentrate	5,906	3,803	9,482	9,903
Total, excluding gains/losses on forward contracts	$171,353	$132,879	$306,598	$287,972

Sales of products included net losses of $5.0 million and $3.3 million, respectively, for the second quarter and first half of 2020 on financially-settled forward contracts for silver, gold, lead and zinc contained in our sales. Sales of products included net gains of $1.3 million for the second quarter of 2019 and net losses of $1.2 million for the first half of 2019 on forward contracts. See Note 11 for more information.

Sales of products to significant customers as a percentage of total sales were as follows for the three- and six-month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

CIBC	31%	24%	31%	19%
Teck Metals Ltd.	20%	3%	12%	9%
Korea Zinc	15%	20%	17%	20%
Ocean Partners	13%	12%	7%	6%
SIPI	10%	3%	5%	3%
Scotia	—%	28%	7%	28%

Our trade accounts receivable balance related to contracts with customers was $26.0 million at June 30, 2020 and $12.0 million at December 31, 2019, and included no allowance for doubtful accounts.

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

We do not incur significant costs to obtain contracts, nor costs to fulfill contracts which are not addressed by other accounting standards. Therefore, we have not recognized an asset for such costs as of June 30, 2020 or December 31, 2019.

Note 7.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Service cost	$1,334	$1,100
Interest cost	1,404	1,620
Expected return on plan assets	(1,872)	(1,496)
Amortization of prior service cost	29	15
Amortization of net loss	1,163	1,097
Net periodic pension cost	$2,058	$2,336

	Six Months Ended June 30,
	2020	2019
Service cost	$2,668	$2,200
Interest cost	2,808	3,240
Expected return on plan assets	(3,744)	(2,992)
Amortization of prior service cost	58	30
Amortization of net (gain) loss	2,326	2,194
Net periodic pension cost	$4,116	$4,672

For the three- and six-month periods ended June 30, 2020 and 2019, the service cost component of net periodic pension cost is included in the same line items of our condensed consolidated financial statements as other employee compensation costs. The net expense related to all other components of net periodic pension cost of $0.7 million and $1.4 million, respectively, for the three- and six-month periods ended June 30, 2020, and $1.2 million and $2.5 million for the three- and six-month periods ended June 30, 2019, respectively, is included in other (expense) income on our condensed consolidated statements of operations and comprehensive (loss) income.

In April 2020, we contributed $0.4 million in shares of our common stock to our defined benefit plans, and we expect to contribute an additional approximately $10.0 million in cash or shares of our common stock to the plans in 2020, including $4.8 million to satisfy the remaining minimum funding requirement for the year.  We expect to contribute approximately $0.6 million to our unfunded supplemental executive retirement plan during 2020.

Note 8.    Stockholders’ Equity

Stock-based Compensation Plans

We periodically grant restricted stock unit awards, performance-based shares and shares of common stock to our employees and directors. We measure compensation cost for restricted stock units and stock grants at the closing price of our stock at the time of grant. We measure compensation cost for performance-based share grants using a Monte Carlo simulation to estimate their value at grant date. Restricted stock unit and performance-based share grants vest after a specified period with compensation cost amortized over that period. Although we have no current plans to issue stock options, we may do so in the future.

In March 2020, the board of directors granted 2,800,062 shares of common stock to employees for payment of long-term incentive compensation for the period ended December 31, 2019. The shares were distributed in April 2020, and $5.1 million in expense related to the stock awards was recognized in the periods prior to March 31, 2020.

In June 2020, the board of directors granted the following restricted stock unit awards to employees, which will result in a total expense of $4.0 million:

•	1,176,894 restricted stock units, with one third of those vesting in June 2021, one third vesting in June 2022, and one third vesting in June 2023;
•	90,760 restricted stock units, with one half of those vesting in June 2021 and one-half vesting in June 2022; and
•	37,620 restricted stock units that vest in June 2021.

Expense of $1.4 million related to the unit awards discussed above scheduled to vest in 2021 will be recognized on a straight-line basis over the twelve months following the date of the award. Expense of $1.3 million related to the unit awards discussed above scheduled to vest in 2022 will be recognized on a straight-line basis over the twenty-four months following the date of the award. Expense of $1.2 million related to the unit awards discussed above scheduled to vest in 2023 will be recognized on a straight-line basis over the thirty-six-month period following the date of the award.

In June 2020, the board of directors granted performance-based share awards to certain executive employees. The value of the awards (if any) will be based on the ranking of the market performance of our common stock relative to the performance of the common stock of a group of peer companies over the three-year measurement period ending December 31, 2022. The number of shares to be issued will be based on the value of the awards divided by the share price at grant date. The expense related to the performance-based awards will be recognized on a straight-line base over the thirty months following the date of the award.

Stock-based compensation expense for restricted stock unit and performance-based grants to employees and shares issued to nonemployee directors recorded in the first six months of 2020 totaled $2.4 million, compared to $3.6 million in the same period last year.

In connection with the vesting of restricted stock units and other stock grants, employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations and pays the obligations in cash.  As a result, in the first six months of 2020 we withheld 1,183,773 shares valued at approximately $2.7 million, or approximately $2.32 per share. In the first six months of 2019 we withheld 714,645 shares valued at approximately $1.6 million, or approximately $2.30 per share.

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

On May 6, 2020, our board of directors declared a common stock dividend, pursuant to the minimum annual dividend component of the policy described above, of $0.0025 per share, for a total dividend of approximately $1.3 million payable in June 2020. Because the average realized silver price for the first quarter of 2020 was $14.48 per ounce, below the minimum threshold of $30 according to the policy, no silver-price-linked component was declared or paid. The declaration and payment of common stock dividends is at the sole discretion of our board of directors.

Common Stock Repurchase Program

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of June 30, 2020, 934,100 shares have been purchased at an average price of $3.99 per share, leaving approximately 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at August 4, 2020, was $6.05 per share. No shares were purchased under the program during the first six months of 2020.

Warrants

We issued 4,136,000 warrants to purchase one share of our common stock to holders of warrants to purchase Klondex common stock under the terms of the Klondex acquisition, and all of the warrants were outstanding as of June 30, 2020. Warrants to purchase 2,068,000 shares of common stock have an exercise price of $8.02 and expire in April 2032. Warrants to purchase 2,068,000 shares of common stock have an exercise price of $1.57 and expire in February 2029.

Common stock contributed to the Hecla Charitable Foundation

In June 2020, we gifted 650,000 shares of our common stock, valued at $2.0 million at the time of the gift, to the Hecla Charitable Foundation (the "Foundation"), and recognized expense for that amount in the second quarter of 2020. The common stock was gifted from treasury shares held having a weighted average cost basis of $3.41 per share, for a total cost basis of $2.2 million for the shares contributed. The Foundation is a 501(c)(3) entity and was established in 2007 to provide grants and disburse funds for educational and charitable purposes to qualifying organizations in order to promote the social, environmental and economic sustainability and development of the communities where we have operations and activities.

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

The Senior Notes are recorded net of a 1.16% initial purchaser discount totaling $5.5 million at the time of the February 2020 issuance. The discount and issuance costs had an unamortized balance of $6.7 million as of June 30, 2020. The Senior Notes bear interest at a rate of 7.25% per year from the date of issuance or from the most recent payment date on which interest has been paid or provided for.  Interest on the Senior Notes is payable on February 15 and August 15 of each year, commencing August 15, 2020. During each of the six month periods ended June 30, 2020 and 2019, interest expense on the statement of operations and comprehensive loss related to the Senior Notes and 2021 Notes and amortization of the initial purchaser discount and fees related to the issuance of the Senior Notes and 2021 Notes totaled $22.6 million and $18.1 million, respectively. Interest expense for the six month period ended June 30, 2020 included amounts recorded for (i) interest recognized on both the Senior Notes and 2021 Notes for an overlapping period of approximately one month, as the Senior Notes were issued on February 19, 2020 and the 2021 Notes were redeemed on March 19, 2020, and (ii) $1.7 million in unamortized initial purchaser discount on the 2021 Notes upon redemption. As of June 30, 2020, the long-term debt balance on the Senior Notes was $468.3 million, consisting of the principal amount of $475.0 million less $6.7 million in amortized discount and issuance costs. As of December 31, 2019, the long-term debt balance on the 2021 Notes was $504.7 million, consisting of the total principal amount of $506.5 million less $1.8 million in amortized discount.

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

Investissment Québec Notes

On July 9, 2020, we entered into a note purchase agreement pursuant to which we will issue CAD$50 million (approximately USD$36.8 million at the time of the transaction) in aggregate principal amount of our Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”) to Investissment Québec, a financing arm of the Québec government. Because the IQ notes are denominated in CAD, the reported USD-equivalent principal balance will change with movements in the exchange rate. The IQ Notes will be issued at a premium of 103.65%, or CAD$1.8 million, implying an effective annual yield of 5.74% and an aggregate principal amount to be repaid of CAD$48.2 million. The IQ Notes will be issued in four equal installments of CAD$12.5 million on July 9, August 9, September 9 and October 9, 2020, with the first installment issued net of CAD$0.6 million in fees. The IQ Notes bear interest on amounts outstanding at a rate of 6.515% per year, payable on January 9 and July 9 of each year, commencing January 9, 2021. The IQ Notes are senior and unsecured and are pari passu in all material respects with the 2021 Notes, including with respect to guarantees of the IQ Notes by certain of our subsidiaries. The net proceeds from the IQ Notes will be available for general corporate purposes, including open market purchases of a portion of the Senior Notes and to pay for capital expenditures at our Casa Berardi unit. Under the note purchase agreement for the IQ Notes and subject to a force majeure event, we are required to invest in the aggregate CAD$100 million at the Casa Berardi unit and other exploration and development projects in Quebec over the four-year period commencing on July 9, 2020.

Ressources Québec Notes

On March 5, 2018, we entered into a note purchase agreement pursuant to which we issued CAD$40 million (approximately USD$30.8 million at the time of the transaction) in aggregate principal amount of our Series 2018-A Senior Notes due May 1, 2021 (the “RQ Notes”) to Ressources Québec, a subsidiary of Investissment Québec. Because the RQ notes were denominated in CAD, the reported USD-equivalent principal balance changed with movements in the exchange rate. The RQ Notes were issued at a discount of 0.58%, or CAD$0.2 million, and bore interest at a rate of 4.68% per year, payable on May 1 and November 1 of each year, commencing May 1, 2018. The RQ Notes were senior and unsecured and were pari passu in all material respects with the 2021 Notes, including with respect to guarantees of the RQ Notes by certain of our subsidiaries. The net proceeds from the RQ Notes were required to be used for development and expansion of our Casa Berardi mine. In December 2019, we prepaid the obligation related to the RQ Notes through issuance of approximately 10.7 million shares of our common stock having a total value of approximately CAD$43.8 million (approximately USD$33.5 million). During the six months ended June 30, 2019, interest expense related to the RQ Notes, including discount and origination fees, totaled $0.4 million.

Credit Facility

In July 2018, we entered into a $250 million senior secured revolving credit facility which replaced our previous $100 million credit facility. The facility has a term ending on February 7, 2023. The credit facility is collateralized by the assets of or shares of common stock held in our material subsidiaries, including those owning the Casa Berardi mine and our Nevada operations, and by our joint venture interests holding 100% ownership of the Greens Creek mine, all of our rights and interests in the joint venture agreement, and all of our rights and interests in the assets of the joint venture. Below is information on the interest rates, standby fee, and financial covenant terms under our current credit facility in place as of June 30, 2020:

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

(1) The leverage ratio changed to 4.00:1 effective July 1, 2020.

We are also able to obtain letters of credit under the facility, and for any such letters we are required to pay a participation fee of between 2.25% and 4.00% of the amount of the letters of credit based on our total leverage ratio, as well as a fronting fee to each issuing bank of 0.20% annually on the average daily dollar amount of any outstanding letters of credit. There were $20.4 million in letters of credit outstanding as of June 30, 2020.

We believe we were in compliance with all covenants under the credit agreement as of June 30, 2020.  We drew $210.0 million on the facility during the first six months of 2020 and repaid $160.0 million of that amount during the same period, with the remaining $50.0 million outstanding as of June 30, 2020.

Finance Leases

We have entered into various lease agreements, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units, which we have determined to be finance leases.  At June 30, 2020, the total liability balance associated with finance leases, including certain purchase option amounts, was $12.8 million, with $5.7 million of the liability classified as current and the remaining $7.1 million classified as non-current. At December 31, 2019, the total liability balance associated with finance leases was $12.6 million, with $5.4 million of the liability classified as current and $7.2 million classified as non-current. The right-of-use assets for our finance leases are recorded in properties, plants, equipment and mineral interests, net, on our condensed consolidated balance sheets and totaled $20.4 million as of June 30, 2020 and $20.6 million as of December 31, 2019, net of accumulated depreciation. Expense related to finance leases during the first half of 2020 and 2019 included $3.3 million and $3.4 million, respectively, for amortization of the right-of-use assets and $0.3 million and $0.4 million, respectively, for interest expense. The total obligation for future minimum payments on finance leases was $13.7 million at June 30, 2020, with $0.9 million attributed to interest. Our finance leases had a weighted average remaining lease term of approximately 1.8 years and a weighted average discount rate of approximately 6.8%.

At June 30, 2020, the annual maturities of finance lease commitments, including interest, were (in thousands):

Twelve-month period ending June 30,
2021	$6,123
2022	4,441
2023	2,151
2024	960
Total	13,675
Less: imputed interest	(873)
Finance lease liability	$12,802

Operating Leases

We have entered into various lease agreements, primarily for equipment, buildings and other facilities, and land at our operating units and corporate offices, which we have determined to be operating leases.  Some of the operating leases allow for extension of the lease beyond the current term at our option. We have considered the likelihood and estimated duration of the extension options in determining the lease term for measurement of the liability and right-of-use asset. For our operating leases as of June 30, 2020, we have assumed discount rates of between 5% and 6.5%, and the weighted average discount rate was 6.5%. At June 30, 2020, the total liability balance associated with the operating leases was $13.2 million, with $4.2 million of the liability classified as current and the remaining $9.1 million classified as non-current. At December 31, 2019, the total liability balance associated with the operating leases was $16.4 million, with $5.6 million of the liability classified as current and the remaining $10.8 million classified as non-current. The right-of-use assets for our operating leases are recorded as a non-current asset on our condensed consolidated balance sheets and totaled $13.2 million as of June 30, 2020 and $16.4 million as of December 31, 2019. Lease expense on operating leases during the first half of 2020 and 2019 totaled $3.7 million and $4.0 million, respectively. The total obligation for future minimum operating lease payments, including assumed extensions beyond the current lease terms, was $14.6 million at June 30, 2020. The weighted-average remaining lease term for our operating leases as of June 30, 2020 was approximately 5.3 years.

At June 30, 2020, the annual maturities of undiscounted operating lease payments, including assumed extensions beyond the current lease terms, were (in thousands):

Twelve-month period ending June 30,
2021	$3,946
2022	3,384
2023	2,617
2024	1,512
2025	539
More than 5 years	2,601
Total	14,599
Effect of discounting	(1,358)
Operating lease liability	$13,241

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

Note 11.    Derivative Instruments

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi and San Sebastian mines are U.S. dollar ("USD")-functional entities which routinely incur expenses denominated in Canadian dollars ("CAD") and Mexican pesos ("MXN"), respectively, and such expenses expose us to exchange rate fluctuations between the USD and CAD and MXN. In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a similar program with respect to MXN, which was not in use as of June 30, 2020. When in use, the programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of June 30, 2020, we had 140 forward contracts outstanding to buy CAD$315.1 million having a notional amount of US$239.9 million. The CAD contracts are related to cash operating costs at Casa Berardi forecasted to be incurred from 2020 through 2023 and have CAD-to-USD exchange rates ranging between 1.2702 and 1.3785. There were no outstanding MXN contracts as of June 30, 2020. Our risk management policy allows for up to 75% of our planned cost exposure for five years into the future to be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of June 30, 2020, we recorded the following balances for the fair value of the contracts:

•	a current asset of $0.1 million, which is included in other current assets;
•	a non-current asset of $0.2 million, which is included in other non-current assets;
•	a current liability of $3.9 million, which is included in current derivatives liabilities; and
•	a non-current liability of $5.3 million, which is included in non-current derivatives liabilities.

Net unrealized losses of approximately $9.3 million related to the effective portion of the hedges were included in accumulated other comprehensive loss as of June 30, 2020. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $4.0 million in net unrealized losses included in accumulated other comprehensive loss as of June 30, 2020 would be reclassified to current earnings in the next twelve months. Net realized losses of approximately $1.9 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the six months ended June 30, 2020. No net unrealized gains or losses related to ineffectiveness of the hedges were included in current earnings for the six months ended June 30, 2020.

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, we use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments. The following tables summarize the quantities of metals committed under forward sales contracts at June 30, 2020 and December 31, 2019:

June 30, 2020	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2020 settlements	2,303	7	17,086	11,409	$16.97	$1,728	$0.89	$0.75
Contracts on forecasted sales
2020 settlements	—	—	26,731	8,322	N/A	N/A	$0.88	$0.78
2021 settlements	—	—	4,134	1,102	N/A	N/A	$0.91	$0.77

December 31, 2019	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2020 settlements	2,556	10	21,550	5,159	$17.20	$1,481	$1.04	$0.88
Contracts on forecasted sales
2020 settlements	—	—	441	11,740	N/A	N/A	$1.13	$0.98

In June 2019, we began using financially-settled put option contracts to manage the exposure of our forecasted future gold and silver sales to potential declines in market prices for those metals. These put contracts give us the option, but not the obligation, to realize established prices on quantities of silver and gold to be sold in the future. The following tables summarize the quantities of metals for which we have entered into put contracts and the average exercise prices as of June 30, 2020 and December 31, 2019:

June 30, 2020	Ounces under contract (in 000's)		Average price per ounce
	Silver	Gold	Silver	Gold
	(ounces)	(ounces)	(ounces)	(ounces)
Contracts on forecasted sales
2020 settlements	2,718	73	$15.67	$1,633

December 31, 2019	Ounces under contract (in 000's)		Average price per ounce
	Silver	Gold	Silver	Gold
	(ounces)	(ounces)	(ounces)	(ounces)
Contracts on forecasted sales
2020 settlements	5,700	130	$15.73	$1,435

These forward and put option contracts are not designated as hedges and are marked-to-market through earnings each period.

As of June 30, 2020, we recorded the following balances for the fair value of the forward and put option contracts held at that time:

•	a current asset of $0.2 million, which is included in other current assets and is net of $0.2 million for contracts in a fair value liability position; and
•	a current liability of $9.9 million, which is included in current derivatives liabilities and is net of $0.5 million for contracts in a fair value current asset position.

We recognized a $3.3 million net loss during the first six months of 2020 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $6.1 million net loss during the first half of 2020 on the contracts utilized to manage exposure to prices for forecasted future sales. The net loss on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future sales, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net loss for the first half of 2020 is the result of increasing gold and zinc prices, partially offset by decreasing lead prices. These programs, when utilized and the contracts are not settled prior to their maturity dates, are designed to mitigate the impact of potential future declines in silver, gold, lead and zinc prices from the price levels established in the contracts (see average price information above). When those prices increase compared to the contracts, we incur losses on the contracts.

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our revolving credit agreement would cause a default under the derivative contract. As of June 30, 2020, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these agreements was $19.8 million as of June 30, 2020, which includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at June 30, 2020, we could have been required to settle our obligations under the agreements at their termination value of $19.8 million.

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

Description	Balance at June 30, 2020	Balance at December 31, 2019	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$75,923	$62,452	Level 1
Available for sale securities:
Equity securities – mining industry	12,162	6,207	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	26,003	11,952	Level 2
Restricted cash balances:
Certificates of deposit and other deposits	1,053	1,025	Level 1
Derivative contracts:
Foreign exchange contracts	295	1,184	Level 2
Metal forward and put option contracts	221	—	Level 2
Total assets	$115,657	$82,820

Liabilities:
Derivative contracts:
Foreign exchange contracts	$9,174	$1,437	Level 2
Metal forward and put option contracts	9,887	5,777	Level 2
Total Liabilities	$19,061	$7,214

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

Trade accounts receivable include amounts due to us for shipments of concentrates, doré and metals sold from doré to customers.  Revenues and the corresponding accounts receivable for sales of metals products are recorded when title and risk of loss transfer to the customer (generally at the time of ship loading, or at the time of arrival at the customer for trucked products).  Sales of concentrates are recorded using estimated forward prices for the anticipated month of settlement applied to our estimate of payable metal quantities contained in each shipment.  Sales are recorded net of estimated treatment and refining charges, which are also impacted by changes in metals prices and quantities of contained metals.  We estimate the prices at which sales of our concentrates will be settled due to the time elapsed between shipment and final settlement with the customer.  Receivables for previously recorded concentrate sales are adjusted to reflect estimated forward metals prices at the end of each period until final settlement by the customer.  We obtain the forward metals prices used each period from a pricing service.  Changes in metals prices between shipment and final settlement result in changes to revenues previously recorded upon shipment.  The embedded derivative contained in our concentrate sales is adjusted to fair market value through earnings each period prior to final settlement.

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

Our Senior Notes, which were recorded at their carrying value of $468.3 million, net of unamortized initial purchaser discount and issuance costs at June 30, 2020, had a fair value of $483.4 million at June 30, 2020. Quoted market prices, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. See Note 9 for more information.

Note 13.    Guarantor Subsidiaries

Presented below are Hecla’s unaudited interim condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of Hecla's subsidiaries of the Senior Notes and IQ Notes (see Note 9 for more information). The Guarantors consist of the following of Hecla's 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Hecla Montana, Inc.; Revett Silver Company; RC Resources, Inc.; Troy Mine Inc.; Revett Exploration, Inc.; Revett Holdings, Inc.; Mines Management, Inc.; Newhi, Inc.; Montanore Minerals Corp.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; Hecla Juneau Mining Company; Klondex Holdings Inc.; Klondex Gold & Silver Mining Co.; Klondex Midas Holdings Limited; Klondex Aurora Mine Inc.; Klondex Hollister Mine Inc; and Hecla Quebec, Inc. We completed the offering of the Senior Notes on February 19, 2020 under our shelf registration statement previously file with the SEC. We issued the first of four equal tranches of IQ Notes on July 9, 2020.

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

Unaudited Interim Condensed Consolidating Balance Sheets

	As of June 30, 2020
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$42,071	$24,523	$9,329	$—	$75,923
Other current assets	12,745	115,587	10,700	(74)	138,958
Properties, plants, equipment and mineral interests, net	1,913	2,343,623	9,347	—	2,354,883
Intercompany receivable (payable)	(25,989)	(559,649)	221,658	363,980	—
Investments in subsidiaries	1,643,530	—	—	(1,643,530)	—
Other non-current assets	277,344	24,666	(120,211)	(148,155)	33,644
Total assets	$1,951,614	$1,948,750	$130,823	$(1,427,779)	$2,603,408
Liabilities and Stockholders' Equity
Current liabilities	$(284,257)	$150,204	$3,987	$245,702	$115,636
Long-term debt	518,252	15,848	288	—	534,388
Non-current portion of accrued reclamation	—	93,160	6,289	—	99,449
Non-current deferred tax liability	—	158,628	—	(29,951)	128,677
Other non-current liabilities	58,926	6,673	966	—	66,565
Stockholders' equity	1,658,693	1,524,237	119,293	(1,643,530)	1,658,693
Total liabilities and stockholders' equity	$1,951,614	$1,948,750	$130,823	$(1,427,779)	$2,603,408

	As of December 31, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$33,750	$15,357	$13,345	$—	$62,452
Other current assets	9,725	89,722	17,299	(74)	116,672
Properties, plants, equipment and mineral interests - net	1,913	2,410,458	11,327	—	2,423,698
Intercompany receivable (payable)	(28,381)	(579,830)	216,632	391,579	—
Investments in subsidiaries	1,636,802	—	—	(1,636,802)	—
Other non-current assets	289,422	24,325	(121,981)	(157,280)	34,486
Total assets	$1,943,231	$1,960,032	$136,622	$(1,402,577)	$2,637,308
Liabilities and Stockholders' Equity
Current liabilities	$(309,293)	$155,441	$8,334	$262,492	$116,974
Long-term debt	504,729	17,271	761	—	522,761
Non-current portion of accrued reclamation	—	96,389	7,404	—	103,793
Non-current deferred tax liability	—	166,549	—	(28,267)	138,282
Other non-current liabilities	55,372	6,577	1,126	—	63,075
Stockholders' equity	1,692,423	1,517,805	118,997	(1,636,802)	1,692,423
Total liabilities and stockholders' equity	$1,943,231	$1,960,032	$136,622	$(1,402,577)	$2,637,308

Unaudited Interim Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2020
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(4,998)	$166,420	$4,933	$—	$166,355
Cost of sales	(1,044)	(88,705)	(3,104)	—	(92,853)
Depreciation, depletion, amortization	—	(38,528)	(895)	—	(39,423)
General and administrative	(1,641)	(4,789)	(549)	—	(6,979)
Exploration and pre-development	(11)	(1,745)	(769)	—	(2,525)
Gain on derivative contracts	(14,002)	—	—	—	(14,002)
Acquisition costs	(6)	—	—	—	(6)
Equity in earnings of subsidiaries	(4,601)	—	—	4,601	—
Other expense	12,312	(31,301)	2,325	(7,305)	(23,969)
Income (loss) before income taxes	(13,991)	1,352	1,941	(2,704)	(13,402)
(Provision) benefit from income taxes	(37)	(7,657)	(237)	7,305	(626)
Net income (loss)	(14,028)	(6,305)	1,704	4,601	(14,028)
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common stockholders	(14,166)	(6,305)	1,704	4,601	(14,166)
Net income (loss)	(14,028)	(6,305)	1,704	4,601	(14,028)
Changes in comprehensive income (loss)	10,384	—	—	—	10,384
Comprehensive income (loss)	$(3,644)	$(6,305)	$1,704	$4,601	$(3,644)

	Six Months Ended June 30, 2020
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(3,319)	$291,736	$14,863	$—	$303,280
Cost of sales	(1,328)	(167,456)	(9,956)	—	(178,740)
Depreciation, depletion, amortization	—	(76,721)	(2,368)	—	(79,089)
General and administrative	(4,804)	(10,128)	(986)	—	(15,918)
Exploration and pre-development	(23)	(3,800)	(1,767)	—	(5,590)
Loss on derivative contracts	(6,109)	—	—	—	(6,109)
Acquisition costs	(11)	—	—	—	(11)
Equity in earnings of subsidiaries	6,729	—	—	(6,729)	—
Other expense	(22,311)	(20,597)	1,584	(8,148)	(49,472)
Income (loss) before income taxes	(31,176)	13,034	1,370	(14,877)	(31,649)
(Provision) benefit from income taxes	(37)	(6,601)	(1,074)	8,148	436
Net income (loss)	(31,213)	6,433	296	(6,729)	(31,213)
Preferred stock dividends	(276)	—	—	—	(276)
Income (loss) applicable to common stockholders	(31,489)	6,433	296	(6,729)	(31,489)
Net income (loss)	(31,213)	6,433	296	(6,729)	(31,213)
Changes in comprehensive income (loss)	(8,951)	—	—	—	(8,951)
Comprehensive income (loss)	$(40,164)	$6,433	$296	$(6,729)	$(40,164)

	Three Months Ended June 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$1,292	$121,846	$11,034	$—	$134,172
Cost of sales	(257)	(95,235)	(9,446)	—	(104,938)
Depreciation, depletion, amortization	—	(47,629)	(1,848)	—	(49,477)
General and administrative	(4,766)	(3,738)	(414)	—	(8,918)
Exploration and pre-development	(3)	(3,268)	(1,873)	—	(5,144)
Research and development	—	(155)	(3)	—	(158)
Gain on derivative contracts	3,798	—	—	—	3,798
Acquisition costs	(163)	(81)	(153)	—	(397)
Equity in earnings of subsidiaries	(48,370)	—	—	48,370	—
Other (expense) income	1,939	(26,675)	525	(2,438)	(26,649)
Income (loss) before income taxes	(46,530)	(54,935)	(2,178)	45,932	(57,711)
(Provision) benefit from income taxes	(2)	2,558	6,184	2,439	11,179
Net income (loss)	(46,532)	(52,377)	4,006	48,371	(46,532)
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common stockholders	(46,670)	(52,377)	4,006	48,371	(46,670)
Net income (loss)	(46,532)	(52,377)	4,006	48,371	(46,532)
Changes in comprehensive income (loss)	3,540	—	—	—	3,540
Comprehensive income (loss)	$(42,992)	$(52,377)	$4,006	$48,371	$(42,992)

	Six Months Ended June 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(1,185)	$264,340	$23,634	$—	$286,789
Cost of sales	(718)	(194,568)	(20,038)	—	(215,324)
Depreciation, depletion, amortization	—	(84,656)	(3,608)	—	(88,264)
General and administrative	(9,159)	(8,849)	(869)	—	(18,877)
Exploration and pre-development	(19)	(6,330)	(4,053)	—	(10,402)
Research and development	—	(558)	(3)	—	(561)
Loss on derivative contracts	1,999	—	—	—	1,999
Acquisition costs	(121)	(136)	(153)	—	(410)
Equity in earnings of subsidiaries	(70,803)	—	—	70,803	—
Other (expense) income	7,943	(46,453)	1,932	(8,832)	(45,410)
Income (loss) before income taxes	(72,063)	(77,210)	(3,158)	61,971	(90,460)
(Provision) benefit from income taxes	(2)	2,496	7,069	8,832	18,395
Net income (loss)	(72,065)	(74,714)	3,911	70,803	(72,065)
Preferred stock dividends	(276)	—	—	—	(276)
Income (loss) applicable to common stockholders	(72,341)	(74,714)	3,911	70,803	(72,341)
Net income (loss)	(72,065)	(74,714)	3,911	70,803	(72,065)
Changes in comprehensive income (loss)	7,799	—	—	—	7,799
Comprehensive income (loss)	$(64,266)	$(74,714)	$3,911	$70,803	$(64,266)

Unaudited Interim Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2020
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(8,252)	$77,161	$6,188	$(32,644)	$42,453
Cash flows from investing activities:
Additions to properties, plants, and equipment	—	(30,385)	(304)	—	(30,689)
Other investing activities, net	(6,728)	156	(593)	6,728	(437)
Cash flows from financing activities:
Dividends paid to stockholders	(2,898)	—	—	—	(2,898)
Issuance of debt	679,500	—	—	—	679,500
Payments on debt	(666,500)	(2,840)	—	—	(669,340)
Other financing activity	13,199	(34,040)	(8,371)	25,916	(3,296)
Effect of exchange rate changes on cash	—	(858)	(936)	—	(1,794)
Changes in cash, cash equivalents and restricted cash and cash equivalents	8,321	9,194	(4,016)	—	13,499
Beginning cash, cash equivalents and restricted cash and cash equivalents	33,750	16,382	13,345	—	63,477
Ending cash, cash equivalents and restricted cash and cash equivalents	$42,071	$25,576	$9,329	$—	$76,976

	Six Months Ended June 30, 2019
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(168,393)	$13,738	$25,818	$137,550	$8,713
Cash flows from investing activities:
Additions to properties, plants, and equipment	—	(64,800)	(6,445)		(71,245)
Other investing activities, net	71,485	(82)	—	(71,485)	(82)
Cash flows from financing activities:
Dividends paid to stockholders	(2,706)	—	—		(2,706)
Borrowings on debt	170,000	—	—		170,000
Payments on debt	(118,000)	2,858	(6,235)		(121,377)
Other financing activity	41,363	37,620	(14,608)	(66,065)	(1,690)
Effect of exchange rate changes on cash	—	432	—		432
Changes in cash, cash equivalents and restricted cash and cash equivalents	(6,251)	(10,234)	(1,470)	—	(17,955)
Beginning cash, cash equivalents and restricted cash and cash equivalents	6,265	18,259	3,890	—	28,414
Ending cash, cash equivalents and restricted cash and cash equivalents	$14	$8,025	$2,420	$—	$10,459

Forward-Looking Statements

Certain statements contained in this Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk, are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Our forward-looking statements include our current expectations and projections about future results, performance, results of litigation, prospects and opportunities, including reserves and other mineralization. We have tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “feel,” “plan,” “estimate,” “project,” “forecast” and similar expressions.  These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis.  However, our forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A. – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2019, as updated in Part II, Item 1A. – Risk Factors in our quarterly report on Form 10-Q for the quarter ended March 31, 2020. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our current business strategy is to focus our financial and human resources in the following areas:

•	rapidly responding to the threats from the COVID-19 pandemic to protect our workforce, operations and communities while maintaining liquidity;
•	operating our properties safely, in an environmentally responsible manner, and cost-effectively;
•	improving operations at our units, which includes incurring costs for new technologies and equipment that may not result in measurable benefits;
•	expanding our proven and probable reserves and production capacity at our units;
•	conducting our business with financial stewardship to preserve our financial position in varying metals price and operational environments;
•	advancing permitting of the Rock Creek and Montanore projects;
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

The COVID-19 outbreak impacted our operations in the first half of 2020, including curtailing our expected production of gold at Casa Berardi. In addition, we have incurred additional costs of approximately $0.2 million per week related to quarantining employees at Greens Creek, which started in late March 2020. See each segment section below for information on how those operations have been impacted by COVID-19. To mitigate the impacts of COVID-19, we have taken precautionary measures, including implementing operational plans and practices and increasing our cash reserves through a draw-down of our revolving credit facility. As long as they are required, the operational practices implemented could continue to have an adverse impact on our operating results due to deferred production and revenues or additional costs. There is uncertainty related to the potential additional impacts COVID-19 could have on our operations and financial results for the year. See Part II, Item IA. Risk Factors - Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may materially and adversely affect our business or financial results in our Form 10-Q for the quarter ended March 31, 2020 for information on how restrictions related to COVID-19 have recently affected some of our operations.

A number of key factors may impact the execution of our strategy, including regulatory issues and metals prices. Metals prices can be very volatile. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control. The average realized prices of silver and gold were higher, and the average prices for lead and zinc lower, in the first six months of 2020 than their levels from the comparable period last year, as illustrated by the table in Results of Operations below. While we believe longer-term global economic and industrial trends could result in continued demand for the metals we produce, prices have been volatile and there can be no assurance that current prices will continue.

The total principal amount of our Senior Notes due February 15, 2028 ("Senior Notes") is $475 million, and they bear interest at a rate of 7.25% per year. The $469.5 million in net proceeds from the Senior Notes were used, along with cash on hand, to redeem, in March 2020, our previously-outstanding 6.875% Senior Notes that were due in 2021 and had a principal balance of $506.5 million ("2021 Notes"). Also, as a precaution due to uncertainties of the duration, severity and scope of the COVID-19 outbreak, we drew $210 million under our revolving credit facility during the first quarter of 2020; however, we repaid $160 million of that amount in the second quarter of 2020, with the remaining $50 million outstanding as of the end of the quarter. Amounts drawn on the revolving credit facility are subject to a variable rate of interest. In addition, in July 2020 we agreed to issue CAD$50 million (approximately USD$36.8 million at the time of the transaction) in aggregate principal amount of senior unsecured notes to Investissment Québec, a financing arm of the Québec government ("IQ Notes"). The IQ Notes mature in July 2025 and bear interest at a rate of 6.515% per year. The IQ Notes will be issued at a premium of 103.65%, implying an effective annual yield of 5.74% and an aggregate principal amount to be repaid of CAD$48.2 million. The IQ Notes will be issued in four equal installments of CAD$12.5 million in July, August, September and October 2020, with the first installment issued net of CAD$0.6 million in fees. The net proceeds from the IQ Notes will be available for general corporate purposes, including for open market purchases of a portion of the Senior Notes and to pay capital expenditures at our Casa Berardi unit. Under the note purchase agreement for the IQ Notes and subject to a force majeure event, we are required to invest in the aggregate CAD$100 million at the Casa Berardi unit and other exploration and development projects in Quebec over the four-year period commencing on July 9, 2020. See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our debt arrangements. As discussed in the Financial Liquidity and Capital Resources section below, we believe that we will be able to meet the obligations associated with the Senior Notes, IQ Notes and amounts drawn on our revolving credit facility; however, a number of factors could impact our ability to meet our debt obligations and fund our other projects.

We generated positive cash flows at San Sebastian each year from 2016 through the first half of 2020. However, that mine currently is expected to end production in the fourth quarter of 2020, and there can be no assurance that we will be able to develop and operate San Sebastian beyond the known mine life as anticipated.

As further discussed in The Lucky Friday Segment section below, the union employees at Lucky Friday were on strike from March 13, 2017 until the strike ended on January 7, 2020. Re-staffing of the mine has been substantially completed, with a return to full production expected by the end of 2020. However, the ramp-up to full production could take longer or be more costly than anticipated, so there can be no assurance we will operate as currently anticipated.

We strive to achieve excellent mine safety and health performance. We seek to implement this goal by:  training employees in safe work practices; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; involving employees in the establishment of safety standards; and participating in the National Mining Association’s CORESafety program. We attempt to implement reasonable best practices with respect to mine safety and emergency preparedness.  We work with MSHA, the Commission of Labor Standards, Pay Equity and Occupational Health and Safety in Quebec, and the Mexico Ministry of Economy and Mining to address issues outlined in its investigations and inspections and continue to evaluate our safety practices.  Achieving and maintaining compliance with regulations will be challenging and may increase our operating costs. See Item 1A. Risk Factors - We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law in our annual report filed on Form 10-K for the year ended December 31, 2019.

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

Results of Operations

Sales of products by metal for the three- and six-month periods ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Silver	$61,756	$36,298	$99,328	$81,804
Gold	89,212	78,166	179,906	157,845
Lead	12,454	6,670	18,874	15,695
Zinc	21,455	22,948	38,762	47,703
Less: smelter charges	(18,522)	(9,910)	(33,590)	(16,258)
Sales of products	$166,355	$134,172	$303,280	$286,789

The fluctuations in sales for the second quarter and first six months of 2020 compared to the same periods of 2019 were primarily due to:

•

Higher average realized prices for silver and gold, partially offset by lower realized prices for lead and zinc, in the second quarter and first half of 2020 compared to the same periods of 2019. These price variances are illustrated in the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Silver –	London PM Fix ($/ounce)	$16.33	$14.89	$16.63	$15.23
	Realized price per ounce	$18.44	$15.01	$16.75	$15.39
Gold –	London PM Fix ($/ounce)	$1,711	$1,310	$1,647	$1,307
	Realized price per ounce	$1,736	$1,322	$1,658	$1,315
Lead –	LME Final Cash Buyer ($/pound)	$0.76	$0.85	$0.80	$0.89
	Realized price per pound	$0.78	$0.84	$0.78	$0.89
Zinc –	LME Final Cash Buyer ($/pound)	$0.89	$1.25	$0.93	$1.24
	Realized price per pound	$0.89	$1.17	$0.89	$1.23

Average realized prices typically differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement.  For the second quarter and first six months of 2020, we recorded net positive price adjustments to provisional settlements of $7.0 million and $9.6 million, respectively, compared to net negative price adjustments to provisional settlements of $1.2 million and $0.7 million, respectively, in the second quarter and first six months of 2019. The price adjustments related to silver, gold, zinc and lead contained in our concentrate shipments were partially offset in the 2020 periods, and largely offset in the 2019 periods, by gains and losses on forward contracts for those metals. See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate, doré and carbon material shipped during the period. The average realized silver price for the second quarter of 2020 was higher than the average market price for the same period, as silver sales at Greens Creek occurring in March were exposed to changes in prices from the end of the first quarter until their final settlement in the second quarter; the silver price increased during that time, resulting in gains recognized in the second quarter of 2020.

•

Higher quantities of silver, lead and zinc sold as a result of higher production of those metals, partially offset by lower gold volume, in the second quarter and first half of 2020. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, The San Sebastian Segment and The Nevada Operations Segment sections below for more information on metal production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Silver -	Ounces produced	3,403,781	3,018,765	6,649,250	5,941,896
	Payable ounces sold	3,348,639	2,418,586	5,930,918	5,316,669
Gold -	Ounces produced	59,982	60,768	118,774	120,789
	Payable ounces sold	51,398	59,127	108,501	120,063
Lead -	Tons produced	8,977	5,515	14,870	11,299
	Payable tons sold	8,026	3,963	12,156	8,811
Zinc -	Tons produced	17,855	13,315	30,702	27,259
	Payable tons sold	11,989	9,823	21,825	19,356

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

•

In addition, treatment costs at Greens Creek were higher in the second quarter and first half of 2020 by approximately $6.3 million and $14.9 million, respectively, compared to the same periods of 2019, primarily as a result of unfavorable changes in smelter terms.

We recorded losses applicable to common shareholders of $14.2 million ($0.03 per basic common share) for the second quarter of 2020 and $31.5 million ($0.06 per basic common share) for the first six months of 2020, compared to losses applicable to common shareholders of $46.7 million ($0.10 per basic common share) and $72.3 million ($0.15 per basic common share) for the second quarter and first six months of 2019, respectively. The following factors contributed to the results for the second quarter and first six months of 2020 compared to the same periods in 2019:

•

Higher gross profit at our Nevada operations by $21.7 million and $42.8 million, respectively, in the second quarter and first half of 2020. Gross profit at our Casa Berardi unit was higher by $14.1 million and $20.9 million, respectively, in the second quarter and first half of 2020 compared to the same periods of 2019. Gross profit at our San Sebastian unit was higher by $1.1 million and $2.5 million, respectively, in the second quarter and first half of 2020 compared to the same periods in 2019. Gross profit at our Greens Creek unit was higher in the second quarter of 2020 by $17.5 million, but lower in the first half of 2020 by $3.9 million, compared to the same periods in 2019. Gross profit was substantially unchanged at our Lucky Friday unit. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, The San Sebastian Segment and The Nevada Operations Segment sections below.

•

Exploration and pre-development expense decreased by $2.6 million and $4.8 million in the second quarter and first half of 2020, respectively, compared to the same periods in 2019. In the first half of 2020, exploration was primarily at our San Sebastian and Casa Berardi units.

•

Higher costs related to ramp-up at Lucky Friday and suspension of other operations by $7.3 million and $17.5 million, respectively, in the second quarter and first half of 2020 compared to the same periods of 2019. The increase was due to (i) higher costs at Lucky Friday due to the transition of production between salary and hourly personnel and the recall, hire and training of the returning hourly workforce there, (ii) placement of the Midas and Hollister mines and Aurora mill in Nevada on care-and-maintenance, and (iii) the temporary suspension of operations at Casa Berardi and San Sebastian in response to COVID-19, which lead to lower production at those operations. See The Lucky Friday Segment, The Nevada Operations Segment, The Casa Berardi Segment and The San Sebastian Segment sections below.

•

Losses on base metal derivatives contracts of $14.0 million in the second quarter of 2020 and $6.1 million in the first half of 2020, compared to gains of $3.8 million in the second quarter and $2.0 million in the first half of 2019. See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

•

Net foreign exchange loss of $3.2 million in the second quarter and a gain of $3.4 million in the first half of 2020, versus net losses of $4.4 million and $7.5 million, respectively, in the second quarter and first half of 2019. The variances are primarily related to the impact of changes in the CAD-to-USD exchange rate on the remeasurement of our net monetary liabilities in Quebec. During the first half of 2020, the applicable CAD-to-USD exchange rate increased from 1.2989 to 1.3628, compared to a decrease in the rate from 1.3643 to 1.3087 during the first half of 2019.

•

General and administrative expense decreased by $1.9 million and $3.0 million, respectively, in the second quarter and first half of 2020 compared to the same periods of 2019 primarily due to lower incentive compensation and timing of issuance of shares to directors.

•

A $0.7 million loss recognized in the second quarter of 2020 on the write-down of equipment at Nevada Operations determined to be held-for-sale compared to a $4.6 million loss recognized in the second quarter of 2019 on the write-down of exploration interests in Quebec.

•

In June 2020, we gifted 650,000 shares of our common stock valued at $2.0 million at the time of the gift to the Hecla Charitable Foundation (the "Foundation"), and recognized expense for that amount in the second quarter of 2020. The Foundation is a 501(c)(3) entity established in 2007 to provide grants and disburse funds for educational and charitable purposes to qualifying organizations in order to promote the social, environmental and economic sustainability and development of the communities where we have operations and activities.

•

Higher interest expense by $6.1 million in the first half of 2020 compared to the first half of 2019, with the increase resulting from (i) interest recognized on both the Senior Notes and 2021 Notes for an overlapping period of almost one month, as the Senior Notes were issued on February 19, 2020 and the 2021 Notes were redeemed on March 19, 2020, (ii) $1.7 million in unamortized initial purchaser discount on the 2021 Notes recognized as expense upon their redemption and (iii) higher interest related to amounts drawn on our revolving credit facility.

•

Unrealized gains on investments of $6.4 million and $5.4 million, respectively, in the second quarter and first half of 2020 compared to losses of $1.1 million and $1.0 million, respectively, in the same periods of 2019 due to changes in the prices of shares in other mining companies held.

•

Income tax provision of $0.6 million for the second quarter of 2020 and benefit of $0.4 million for the six-month period ended June 30, 2020 compared to income tax benefits of $11.2 million and $18.4 million, respectively, for the same periods in 2019. The benefits in the first half of 2020 and both periods of 2019 are primarily the result of losses in Nevada and Quebec. The provision in the second quarter of 2020 is due to income in Quebec, offset by losses in Nevada.

The Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$84,890	$55,398	$138,724	$135,527
Cost of sales and other direct production costs	(44,684)	(34,800)	(81,436)	(76,542)
Depreciation, depletion and amortization	(12,988)	(10,850)	(25,417)	(23,220)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(57,672)	(45,650)	(106,853)	(99,762)
Gross profit	$27,218	$9,748	$31,871	$35,765
Tons of ore milled	215,275	209,370	414,079	416,195
Production:
Silver (ounces)	2,753,919	2,372,270	5,529,626	4,605,017
Gold (ounces)	13,104	13,257	25,377	27,585
Zinc (tons)	16,184	12,739	28,671	26,257
Lead (tons)	5,889	4,628	11,087	9,410
Payable metal quantities sold:
Silver (ounces)	2,753,736	1,738,377	4,847,456	3,979,549
Gold (ounces)	12,355	8,739	22,676	22,603
Zinc (tons)	10,650	9,462	20,302	18,995
Lead (tons)	5,233	2,810	8,693	7,154
Ore grades:
Silver ounces per ton	15.56	14.36	16.19	13.91
Gold ounces per ton	0.08	0.09	0.08	0.10
Zinc percent	8.2%	6.8%	7.6%	7.1%
Lead percent	3.3%	2.8%	3.2%	2.8%
Mining cost per ton	$81.16	$80.41	$82.40	$79.62
Milling cost per ton	$34.90	$35.10	$38.61	$35.48
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$5.19	$2.38	$5.41	$1.46
All-In Sustaining Costs ("AISC"), After By-Product Credits, per Silver Ounce (1)	$7.11	$6.37	$7.51	$4.85

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

Restrictions imposed by the State of Alaska beginning in late March in response to the COVID-19 pandemic, including the requirement for employees returning to Alaska to self-quarantine for 14 days, changed in June to 7 days, has caused us to revise the normal operating procedures and incur additional costs for staffing operations at Greens Creek.  Restrictions could have a material impact if they continue longer than anticipated or become broader.

The $17.5 million increase in gross profit for the second quarter of 2020 compared to the second quarter of 2019 was due to higher metal sales volumes due to the timing of shipments, and also higher grades for silver, zinc and lead, and higher average realized silver and gold prices, partially offset by higher treatment costs and lower zinc and lead prices. The $3.9 million decrease in gross profit for the first six months of 2020 compared to the same period in 2019 was primarily the result of higher treatment costs and lower average realized zinc and lead prices, partially offset by higher metal sales volumes and higher silver and gold prices. Treatment costs were higher by $6.3 million and $14.9 million, respectively, for the second quarter and first half of 2020 compared to the same periods of 2019 primarily due to unfavorable changes in smelter terms. Treatment costs for the first quarter of 2020 were also impacted by failure by a metals trader customer to perform its obligation to purchase a spot sale of concentrate, for which we are seeking remedy, although there can be no assurance we will be successful.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the second quarter and first six months of 2020 compared to the same periods of 2019.

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash Cost, Before By-product Credits, per Silver Ounce	$22.06	$20.83	$21.07	$21.11
By-product credits	(16.87)	(18.45)	(15.66)	(19.65)
Cash Cost, After By-product Credits, per Silver Ounce	$5.19	$2.38	$5.41	$1.46

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
AISC, Before By-product Credits, per Silver Ounce	$23.98	$24.82	$23.17	$24.50
By-product credits	(16.87)	(18.45)	(15.66)	(19.65)
AISC, After By-product Credits, per Silver Ounce	$7.11	$6.37	$7.51	$4.85

The increase in Cash Costs and AISC, After By-product Credits, per Silver Ounce for the second quarter and first six months of 2020 compared to 2019 was the result of higher treatment costs and lower by-product credits per ounce, partially offset by lower mining, milling and other costs on a per-ounce basis. For AISC, After By-Product Credits, per Silver Ounce, these factors were partially offset by lower capital spending.

Mining and milling costs per ounce decreased in the second quarter and first half of 2020 compared to 2019 on a per-ounce basis primarily due to higher silver production as a result of higher silver grades.

Other cash costs per ounce for the first six months of 2020 were lower compared to 2019 due to higher silver production, partially offset by higher expense for Alaska mine license tax.

Treatment costs per ounce were higher in the second quarter and first six months of 2020 compared to 2019 as a result of unfavorable changes in terms and higher silver prices, partially offset by higher silver production, with costs in the first quarter of 2020 also impacted by failure by a metals trader customer to perform its obligation to purchase a spot sale of concentrate, as discussed above. Treatment costs include the value of silver not payable to us through the smelting process. The silver not payable to us is either recovered by the smelters through further processing or ultimately not recovered and included in the smelters' waste material.

By-product credits per ounce were lower in the second quarter and first six months of 2020 compared to 2019 due to lower zinc and lead prices and the impact of higher silver production, which causes the by-product credits to be less on a per-silver ounce basis. For the six month period, by-product credits were also impacted by lower gold production in 2020 compared to 2019.

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

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$11,455	$4,951	$14,285	$7,133
Cost of sales and other direct production costs	(9,561)	(4,529)	(12,091)	(6,541)
Depreciation, depletion and amortization	(1,894)	(422)	(2,196)	(591)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(11,455)	(4,951)	(14,287)	(7,132)
Gross profit	$—	$—	$(2)	$1
Tons of ore milled	44,682	13,697	54,901	27,500
Production:
Silver (ounces)	469,537	127,147	565,285	300,774
Lead (tons)	3,088	887	3,783	1,889
Zinc (tons)	1,671	576	2,031	1,002
Payable metal quantities sold:
Silver (ounces)	424,348	177,266	525,449	264,111
Lead (tons)	2,793	1,153	3,463	1,657
Zinc (tons)	1,339	361	1,523	361
Ore grades:
Silver ounces per ton	10.99	10.12	10.78	11.73
Lead percent	7.33%	7.19%	7.31%	7.58%
Zinc percent	4.07%	5.03%	4.03%	4.28%

The increases in ore tonnage and metals production in the second quarter and first six months of 2020 compared to the same periods in 2019 are the result of a ramp-up in production following the strike that ended in January 2020 (discussed further below).

Many of the employees at our Lucky Friday unit are represented by a union, and the previous collective bargaining agreement with the union expired on April 30, 2016.  The unionized employees were on strike from March 13, 2017 until January 7, 2020, when the union ratified a new collective bargaining agreement. Salaried personnel performed limited production and capital improvements from July 2017 until the end of the strike.  Re-staffing of the mine commenced in the first quarter of 2020, and we have substantially completed the re-staffing process.  We anticipate a return to full production by the end of 2020; however, the ramp-up to full production could take longer or be more costly than anticipated. Costs related to ramp-up activities totaled $2.9 million and $9.3 million in the second quarter and first half of 2020, respectively, and suspension-related costs during the strike in the second quarter and first half of 2019 totaled $1.1 million and $3.0 million, respectively.  These costs are combined with non-cash depreciation expense of $2.3 million and $4.1 million for the second quarter of first half of 2020, respectively, and $1.2 million and $2.1 million for the second quarter and first half of 2019, respectively, in a separate line item on our consolidated statements of operations.  These restart and suspension costs are excluded from the calculation of gross profit, Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce, when presented.

See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for a contingency related to groundwater monitoring at the Lucky Friday mine in prior periods.

The Casa Berardi Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$50,005	$45,500	$96,177	$85,562
Cost of sales and other direct production costs	(28,301)	(36,591)	(60,229)	(69,517)
Depreciation, depletion and amortization	(17,281)	(18,561)	(33,678)	(34,716)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(45,582)	(55,152)	(93,907)	(104,233)
Gross profit (loss)	$4,423	$(9,652)	$2,270	$(18,671)
Tons of ore milled	280,420	347,596	612,038	677,347
Production:
Gold (ounces)	30,756	31,270	57,508	63,069
Silver (ounces)	5,495	6,164	11,429	14,404
Payable metal quantities sold:
Gold (ounces)	28,754	34,647	57,836	65,260
Silver (ounces)	4,383	4,900	12,806	13,362
Ore grades:
Gold ounces per ton	0.13	0.11	0.12	0.12
Silver ounces per ton	0.02	0.02	0.02	0.03
Mining cost per ton	$71.68	$76.35	$74.21	$81.11
Milling cost per ton	$21.11	$18.28	$21.57	$17.06
Cash Cost, After By-product Credits, per Gold Ounce (1)	$919	$1,101	$1,081	$1,107
AISC, After By-product Credits, per Gold Ounce (1)	$1,077	$1,437	$1,327	$1,387

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

Gross profit increased by $14.1 million and $20.9 million for the second quarter and first half of 2020, respectively, compared to the same periods of 2019, primarily due to higher average realized prices, partially offset by lower gold volume resulting from reduced mill throughput. The lower mill throughput was due to a government COVID-19-related order. In late March, the Government of Quebec ordered the mining industry to reduce to minimum operations as part of the fight against COVID-19, causing us to suspend our Casa Berardi operations from March 24 until April 15, when mining operations resumed. As a result of the suspension of operations, gold production was approximately 5,200 ounces lower in March 2020 and approximately 6,500 ounces lower in April 2020 than previously-forecasted full production levels. Production may continue to be adversely impacted by the COVID-19 mitigation practices in place until they are no longer required. Suspension-related costs totaling $1.6 million for the first half of 2020 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, mining and milling cost per ton, and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

Mining costs per ton were lower by 6% and 9%, respectively, for the second quarter and first half of 2020 compared to the same periods of last year primarily due to reduced contractor costs, partially offset by lower ore production. Milling costs per ton were higher by 15% and 26%, respectively, for the second quarter and first half of 2020 compared to the same periods of last year due primarily to lower ore production and higher contractor costs.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for the second quarter and first half of 2020 and 2019:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash Cost, Before By-product Credits, per Gold Ounce	$922	$1,104	$1,084	$1,110
By-product credits	(3)	(3)	(3)	(3)
Cash Cost, After By-product Credits, per Gold Ounce	$919	$1,101	$1,081	$1,107

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
AISC, Before By-product Credits, per Gold Ounce	$1,080	$1,440	$1,330	$1,390
By-product credits	(3)	(3)	(3)	(3)
AISC, After By-product Credits, per Gold Ounce	$1,077	$1,437	$1,327	$1,387

The decrease in Cash Cost and AISC, After By-product Credits, per Gold Ounce for the second quarter and first half of 2020 compared to the same periods in 2019 was primarily due to lower mining costs, partially offset by lower gold production. The decrease in AISC, After By-product Credits, per Gold Ounce was attributed to lower capital and exploration spending.

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

The San Sebastian Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$4,934	$10,993	$14,860	$23,593
Cost of sales and other direct production costs	(3,115)	(9,295)	(9,943)	(19,887)
Depreciation, depletion and amortization	(895)	(1,848)	(2,368)	(3,608)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(4,010)	(11,143)	(12,311)	(23,495)
Gross profit (loss)	$924	$(150)	$2,549	$98
Tons of ore milled	21,647	45,869	57,123	90,344
Production:
Silver (ounces)	158,842	463,735	505,467	904,814
Gold (ounces)	1,331	3,547	4,133	7,077
Payable metal quantities sold:
Silver (ounces)	162,780	441,710	516,476	938,260
Gold (ounces)	1,220	3,410	4,044	7,140
Ore grades:
Silver ounces per ton	7.96	11.03	9.63	10.99
Gold ounces per ton	0.07	0.09	0.09	0.09
Mining cost per ton	$31.01	$108.25	$67.59	$116.79
Milling cost per ton	$51.68	$61.43	$58.95	$61.81
Cash Cost, After By-product Credits, per Silver Ounce (1)	$1.14	$9.22	$5.09	$10.20
AISC, After By-product Credits, per Silver Ounce (1)	$1.85	$15.50	$5.65	$16.02

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

The $1.1 million and $2.5 million increases in gross profit (loss) for the second quarter and first half of 2020, respectively, compared to the same periods in 2019 are primarily due to higher average silver and gold prices and lower costs, partially offset by lower metal volumes due to lower ore grades and mill throughput.

Mining and milling cost per ton were lower by 71% and 16%, respectively, in the second quarter of 2020 and lower by 42% and 5%, respectively, for the first half of 2020, compared to the same periods of 2019. The decreases were mainly due to lower contractor costs, partially offset by lower ore tonnage.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for the second quarter and first half of 2020 compared to the same periods in 2019:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash Cost, Before By-product Credits, per Silver Ounce	$15.61	$19.23	$18.39	$20.42
By-product credits	(14.47)	(10.01)	(13.30)	(10.22)
Cash Cost, After By-product Credits, per Silver Ounce	$1.14	$9.22	$5.09	$10.20

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
AISC, Before By-product Credits, per Silver Ounce	$16.32	$25.51	$18.95	$26.24
By-product credits	(14.47)	(10.01)	(13.30)	(10.22)
AISC, After By-product Credits, per Silver Ounce	$1.85	$15.50	$5.65	$16.02

The decrease in Cash Cost and AISC, After By-product Credits, per Silver Ounce in the second quarter and first half of 2020 compared to the same periods of 2019 was primarily the result of higher by-product credits per ounce due to higher gold prices, partially offset by lower silver production. The decrease in AISC, After By-product Credits, per Silver Ounce in the second quarter and first half of 2020 compared to the same periods of 2019 is also a result of lower capital and exploration spending.

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

In early April 2020, the Government of Mexico issued an order to the mining industry to reduce operations to a minimum level until April 30 in response to COVID-19, and the order was subsequently extended until May 30. Our operations at San Sebastian were suspended during that time. The closure is not expected to have a material impact on full-year production. Suspension-related costs totaling $1.0 million for the first half of 2020 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, mining and milling cost per ton, and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

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

The Nevada Operations Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$15,071	$17,330	$39,234	$34,974
Cost of sales and other direct production costs	(7,192)	(19,723)	(15,041)	(42,837)
Depreciation, depletion and amortization	(6,365)	(17,796)	(15,430)	(26,129)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(13,557)	(37,519)	(30,471)	(68,966)
Gross profit (loss)	$1,514	$(20,189)	$8,763	$(33,992)
Tons of ore milled	10,686	58,417	27,984	99,782
Production:
Gold (ounces)	14,791	12,694	31,756	23,058
Silver (ounces)	15,988	49,449	37,443	116,887
Payable metal quantities sold:
Gold (ounces)	9,068	12,331	23,944	25,060
Silver (ounces)	3,392	56,333	28,731	121,387
Ore grades:
Gold ounces per ton	1.519	0.259	1.232	0.276
Silver ounces per ton	2.07	1.63	1.7	1.99
Mining cost per ton	$403.38	$129.75	$402.94	$164.08
Milling cost per ton	$219.32	$75.44	$176.63	$90.74
Cash Cost, After By-product Credits, per Gold Ounce (1)	$694	$1,274	$716	$1,502
AISC, After By-product Credits, per Gold Ounce (1)	$769	$2,347	$787	$2,666

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

The increases in gross profit for the second quarter and first half of 2020 compared to the same periods of 2019 were primarily the result of higher average gold prices and higher gold production, due to higher grades. In addition, cost of sales and other direct production costs for the first half of 2020 included write-downs totaling approximately $1.5 million of the values of stockpile, in-process and finished goods inventory to their net realizable value, with no portion of that amount recognized in the second quarter of 2020, compared to $18.6 million and $28.3 million, respectively, in such write-downs for the second quarter and first half of 2019. The write-downs in the 2019 periods were primarily attributed to development costs incurred at the Fire Creek mine, which were ceased in the second quarter of 2019 when the decision was made to limit near-term production to areas of the mine where development was already completed.

Mining and milling costs per ton were higher by 384% and 191%, respectively, for the second quarter of 2020 and by 184% and 95%, respectively, for the first half of 2020 compared to the same periods of 2019. The increases were primarily the result of lower mill throughput.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for the second quarter and first half of 2020:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash Cost, Before By-product Credits, per Gold Ounce	$713	1,332	$736	1,580
By-product credits	(19)	(58)	(20)	(78)
Cash Cost, After By-product Credits, per Gold Ounce	$694	$1,274	$716	$1,502

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
AISC, Before By-product Credits, per Gold Ounce	$788	$2,405	$807	$2,744
By-product credits	(19)	(58)	(20)	(78)
AISC, After By-product Credits, per Gold Ounce	$769	$2,347	$787	$2,666

The decreases in Cash Costs and AISC, After By-product Credits, per Gold ounce in the second quarter and first half of 2020 compared to the same periods of 2019 were due to higher gold production resulting from increased grades, with the decreases in AISC, After By-product Credits, per Gold Ounce also attributed to lower exploration and capital spending.

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

Because total production and capital costs had exceeded sales since acquisition, we conducted a review of our Nevada operations during the second quarter of 2019. The review resulted in (i) a plan to limit near-term mining at Fire Creek to areas where development has already been completed and (ii) suspension of production and development of the Hatter Graben project at Hollister, resulting in lower anticipated near-term production and capitalized development costs. Production at the Midas mine and Aurora mill was suspended in late 2019. Suspension-related costs totaling $6.7 million for the first half of 2020 at Hollister, Midas and Aurora, which are currently on care-and-maintenance, are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, mining and milling cost per ton, and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

We determined this review and the resulting plans represented a triggering event requiring an assessment of recoverability of the carrying value of our long-lived assets ("carrying value assessment") in Nevada as of June 30, 2019.  In our carrying value assessment, our estimate of undiscounted future cash flows and the estimated value of mineral interests exceeded the carrying value of the Nevada assets, and we concluded impairment was not indicated.  There were no subsequent events or changes in circumstances during the remainder of 2019 or the first half of 2020 that indicated the carrying value of our long-term assets in Nevada was not recoverable.  We have entered into a third-party ore processing arrangement for a bulk sample of ore, with the potential of establishing a long-term arrangement which could reduce transportation and milling costs.  Mining of the bulk sample material commenced in the second quarter of 2020, with costs for mining the material totaling $4.3 million included in stockpiled ore inventory as of June 30, 2020.  Additionally, we have commenced studies of the assets in order to determine how to mine them at lower costs.  Recoverability of carrying value will be contingent upon the favorable resolution of operational issues, including, but not limited to: (i) ore grade control, (ii) mill recoveries and reconciliation, (iii) the potential availability of third-party processing of ore produced at the Fire Creek mine, (iv) availability of sufficient resources (including funding) to resume and complete necessary development work and drilling on a timely basis, (v) hydrological studies and (vi) permitting.  Based on the current mine plan, mining at Fire Creek in areas where development has already been performed is expected to be completed in the third quarter of 2020.

Our estimates of undiscounted future cash flows for our Nevada assets are most sensitive to (i) changes in metal prices and (ii) estimates of metals to be extracted and recovered. If events or changes occur that adversely affect our estimate of undiscounted future cash flows from our Nevada assets, including (i) an increase in expected costs, (ii) a sustained decline in gold prices, or (iii) suspension of production and placement of our Nevada operations on care-and-maintenance due to the inability to resolve the operational issues identified in the preceding paragraph in a timely manner, or other factors, we may be required to again perform a carrying value assessment for our Nevada assets. If a future assessment indicates the carrying value of the assets exceeds the estimated undiscounted future cash flows, an impairment loss, which could be material, would be recognized for the difference between the carrying value and fair value of the assets. The estimate of potential impairment involves significant judgment and assumptions, and no assurance can be given as to whether we will recognize an impairment in the future or the amount of a potential impairment. The carrying value of our properties, plants, equipment and mineral interests in Nevada as of June 30, 2020 was $483.9 million, consisting of the following (in millions):

Value beyond proven and probable reserves	$382.2
Mills and tailings facilities	41.5
Buildings and equipment	24.7
Development	19.0
Mineral properties	10.4
Asset retirement obligation asset	3.1
Land	3.0
Total	$483.9

See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks in our annual report filed on Form 10-K for the year ended December 31, 2019 for a discussion of certain risks relating to our recent and ongoing analysis of the carrying value of the Nevada assets.

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans provide a significant benefit to our employees, but represent a significant liability to us.  The liability recorded for the underfunded status of our plans was $59.5 million and $56.8 million as of June 30, 2020 and December 31, 2019, respectively. In April 2020, we contributed $0.4 million in shares of our common stock to our defined benefit plans, and expect to contribute an additional approximately $10.0 million in cash or shares of our common stock in 2020, including $4.8 million to satisfy the remaining minimum funding requirement for the year.  While the economic variables which will determine future funding requirements are uncertain, we expect contributions to continue to be required in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness.  See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Income Taxes

Each reporting period we assess our deferred tax balance based on a review of long-range forecasts and quarterly activity.  In 2018, through the acquisition of Klondex Mines Ltd., we acquired a U.S. consolidated tax group (the "Nevada U.S. Group") that did not join the existing consolidated U.S. tax group of Hecla Mining Company and subsidiaries (“Hecla U.S.”). We recognized a full valuation allowance on our Hecla U.S. net deferred tax assets at the end of 2017 based on results of tax law changes and maintain a full valuation allowance on Hecla U.S. net deferred tax assets at June 30, 2020.

Our net U.S. deferred tax liability for the Nevada U.S. Group at June 30, 2020 was $35.1 million compared to the $38.3 million net deferred tax liability at December 31, 2019. The $3.2 million decrease is for current period activity in Nevada. The deferred tax liability is primarily related to the excess of the carrying value of the mineral resource assets over the tax bases of those assets for U.S. tax reporting.

Our net Canadian deferred tax liability at June 30, 2020 was $93.6 million, a decrease of $6.3 million from the $99.9 million net deferred tax liability at December 31, 2019. The decrease was primarily due to the impact of weakening of the CAD relative to the USD on remeasurement of the deferred tax liability balance. The deferred tax liability is primarily related to the excess of the carrying value of the mineral resource assets over the tax bases of those assets for Canadian tax reporting.

Our Mexican net deferred tax asset at June 30, 2020 was $3.2 million, a decrease of $0.3 million from the net deferred tax asset of $3.5 million at December 31, 2019. The decrease was primarily due to the impact of weakening of the MXN relative to the USD on remeasurement of the deferred tax asset balance. A $2.2 million partial valuation allowance remains on deferred tax assets in Mexico.

As a result of the Tax Cuts and Jobs Act enacted in December 2017, our remaining Alternative Minimum Tax ("AMT") credit carryforward of $10.7 million became partially refundable through 2020 and fully refundable in 2021. An Alaska AMT refund of $0.5 million was received in the first half of 2020, leaving a net AMT credit receivable of $10.2 million as of June 30, 2020. In March 2020, the U.S. government issued the Coronavirus Aid, Relief and Economic Security Act, which allowed companies to claim immediate refunds of AMT credits. As a result, the remaining $10.2 million AMT credit is classified as a current receivable as of June 30, 2020.

Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations at the Greens Creek, Lucky Friday, San Sebastian, Casa Berardi and Nevada Operations units and for the Company for the three- and six-month periods ended June 30, 2020 and 2019.

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

In thousands (except per ounce amounts)	Three Months Ended June 30, 2020
	Greens Creek	Lucky Friday(2)	San Sebastian (3)	Corporate(4)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$57,672	11,455	$4,010		$73,137
Depreciation, depletion and amortization	(12,988)	(1,894)	(895)		(15,777)
Treatment costs	20,016	3,032	47		23,095
Change in product inventory	(4,020)	(118)	(398)		(4,536)
Reclamation and other costs	93	—	(296)		(203)
Exclusion of Lucky Friday costs	—	(12,475)	—		(12,475)
Cash Cost, Before By-product Credits (1)	60,773	—	2,468		63,241
Reclamation and other costs	789		114		903
Exploration	—		—	314	314
Sustaining capital	4,501		(1)	—	4,500
General and administrative				6,979	6,979
AISC, Before By-product Credits (1)	66,063	—	2,581		75,937
By-product credits:
Zinc	(19,913)	—			(19,913)
Gold	(19,427)	—	(2,287)		(21,714)
Lead	(7,133)	—			(7,133)
Total By-product credits	(46,473)	—	(2,287)		(48,760)
Cash Cost, After By-product Credits	$14,300	$—	$181		$14,481
AISC, After By-product Credits	$19,590	$—	$294		$27,177
Divided by ounces produced	2,754	—	158		2,912
Cash Cost, Before By-product Credits, per Ounce	$22.06	$—	$15.61		$21.71
By-product credits per ounce	(16.87)	—	(14.47)		(16.74)
Cash Cost, After By-product Credits, per Ounce	$5.19	$—	$1.14		$4.97
AISC, Before By-product Credits, per Ounce	$23.98	$—	$16.32		$26.07
By-product credits per ounce	(16.87)	—	(14.47)		(16.74)
AISC, After By-product Credits, per Ounce	$7.11	$—	$1.85		$9.33

In thousands (except per ounce amounts)	Three months ended June 30, 2020
	Casa Berardi (5)	Nevada Operations (6)	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$45,582	$13,557	$59,139
Depreciation, depletion and amortization	(17,281)	(6,365)	(23,646)
Treatment costs	558	19	577
Change in product inventory	(400)	3,669	3,269
Reclamation and other costs	(92)	(328)	(420)
Cash Cost, Before By-product Credits (1)	28,367	10,552	38,919
Reclamation and other costs	94	327	421
Exploration	467	—	467
Sustaining capital	4,278	774	5,052
AISC, Before By-product Credits (1)	33,206	11,653	44,859
By-product credits:
Silver	(92)	(282)	(374)
Total By-product credits	(92)	(282)	(374)
Cash Cost, After By-product Credits	$28,275	$10,270	$38,545
AISC, After By-product Credits	$33,114	$11,371	$44,485
Divided by ounces produced	31	15	46
Cash Cost, Before By-product Credits, per Ounce	$922	$713	$854
By-product credits per ounce	(3)	(19)	(8)
Cash Cost, After By-product Credits, per Ounce	$919	$694	$846
AISC, Before By-product Credits, per Ounce	$1,080	$788	$985
By-product credits per ounce	(3)	(19)	(8)
AISC, After By-product Credits, per Ounce	$1,077	$769	$977

In thousands (except per ounce amounts)	Three months ended June 30, 2020
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$73,137	$59,139	$132,276
Depreciation, depletion and amortization	(15,777)	(23,646)	(39,423)
Treatment costs	23,095	577	23,672
Change in product inventory	(4,536)	3,269	(1,267)
Reclamation and other costs	(203)	(420)	(623)
Exclusion of Lucky Friday costs	(12,475)	—	(12,475)
Cash Cost, Before By-product Credits (1)	63,241	38,919	102,160
Reclamation and other costs	903	421	1,324
Exploration	314	467	781
Sustaining capital	4,500	5,052	9,552
General and administrative	6,979	—	6,979
AISC, Before By-product Credits (1)	75,937	44,859	120,796
By-product credits:
Zinc	(19,913)	—	(19,913)
Gold	(21,714)	—	(21,714)
Lead	(7,133)	—	(7,133)
Silver		(374)	(374)
Total By-product credits	(48,760)	(374)	(49,134)
Cash Cost, After By-product Credits	$14,481	$38,545	$53,026
AISC, After By-product Credits	$27,177	$44,485	$71,662
Divided by ounces produced	2,912	46
Cash Cost, Before By-product Credits, per Ounce	$21.71	$854
By-product credits per ounce	(16.74)	(8)
Cash Cost, After By-product Credits, per Ounce	$4.97	$846
AISC, Before By-product Credits, per Ounce	$26.07	$985
By-product credits per ounce	(16.74)	(8)
AISC, After By-product Credits, per Ounce	$9.33	$977

In thousands (except per ounce amounts)	Three Months Ended June 30, 2019
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(4)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$45,650	$4,951	$11,143		$61,744
Depreciation, depletion and amortization	(10,850)	(422)	(1,848)		(13,120)
Treatment costs	10,964	524	238		11,726
Change in product inventory	4,577	(641)	(190)		3,746
Reclamation and other costs	(933)	—	(422)		(1,355)
Exclusion of Lucky Friday cash costs	—	(4,412)	—		(4,412)
Cash Cost, Before By-product Credits (1)	49,408	—	8,921		58,329
Reclamation and other costs	738	—	123		861
Exploration	79	—	1,483	497	2,059
Sustaining capital	8,665	—	1,308	12	9,985
General and administrative				8,918	8,918
AISC, Before By-product Credits (1)	58,890	—	11,835		80,152
By-product credits:
Zinc	(22,221)	—	—		(22,221)
Gold	(15,350)	—	(4,645)		(19,995)
Lead	(6,198)	—	—		(6,198)
Total By-product credits	(43,769)	—	(4,645)		(48,414)
Cash Cost, After By-product Credits	$5,639	$—	$4,276		$9,915
AISC, After By-product Credits	$15,121	$—	$7,190		$31,738
Divided by ounces produced	2,372	—	464		2,836
Cash Cost, Before By-product Credits, per Ounce	$20.83	$—	$19.23		$20.57
By-product credits per ounce	(18.45)	—	(10.01)		(17.07)
Cash Cost, After By-product Credits, per Ounce	$2.38	$—	$9.22		$3.50
AISC, Before By-product Credits, per Ounce	$24.82	$—	$25.51		$28.23
By-product credits per ounce	(18.45)	—	(10.01)		(17.07)
AISC, After By-product Credits, per Ounce	$6.37	$—	$15.50		$11.16

In thousands (except per ounce amounts)	Three Months Ended June 30, 2019
	Casa Berardi	Nevada Operations	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$55,152	$37,519	$92,671
Depreciation, depletion and amortization	(18,561)	(17,796)	(36,357)
Treatment costs	427	36	463
Change in product inventory	(2,367)	(1,969)	(4,336)
Reclamation and other costs	(128)	(885)	(1,013)
Cash Cost, Before By-product Credits (1)	34,523	16,905	51,428
Reclamation and other costs	127	378	505
Exploration	941	698	1,639
Sustaining capital	9,431	12,553	21,984
AISC, Before By-product Credits (1)	45,022	30,534	75,556
By-product credits:
Silver	(91)	(739)	(830)
Total By-product credits	(91)	(739)	(830)
Cash Cost, After By-product Credits	$34,432	$16,166	$50,598
AISC, After By-product Credits	$44,931	$29,795	$74,726
Divided by ounces produced	31	13	44
Cash Cost, Before By-product Credits, per Ounce	$1,104	$1,332	$1,170
By-product credits per ounce	(3)	(58)	(19)
Cash Cost, After By-product Credits, per Ounce	$1,101	$1,274	$1,151
AISC, Before By-product Credits, per Ounce	$1,440	$2,405	$1,719
By-product credits per ounce	(3)	(58)	(19)
AISC, After By-product Credits, per Ounce	$1,437	$2,347	$1,700

In thousands (except per ounce amounts)	Three Months Ended June 30, 2019
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$61,744	$92,671	$154,415
Depreciation, depletion and amortization	(13,120)	(36,357)	(49,477)
Treatment costs	11,726	463	12,189
Change in product inventory	3,746	(4,336)	(590)
Reclamation and other costs	(1,355)	(1,013)	(2,368)
Exclusion of Lucky Friday cash costs	(4,412)	—	(4,412)
Cash Cost, Before By-product Credits (1)	58,329	51,428	109,757
Reclamation and other costs	861	505	1,366
Exploration	2,059	1,639	3,698
Sustaining capital	9,985	21,984	31,969
General and administrative	8,918	—	8,918
AISC, Before By-product Credits (1)	80,152	75,556	155,708
By-product credits:
Zinc	(22,221)	—	(22,221)
Gold	(19,995)	—	(19,995)
Lead	(6,198)	—	(6,198)
Silver		(830)	(830)
Total By-product credits	(48,414)	(830)	(49,244)
Cash Cost, After By-product Credits	$9,915	$50,598	$60,513
AISC, After By-product Credits	$31,738	$74,726	$106,464
Divided by ounces produced	2,836	44
Cash Cost, Before By-product Credits, per Ounce	$20.57	$1,170
By-product credits per ounce	(17.07)	(19)
Cash Cost, After By-product Credits, per Ounce	$3.50	$1,151
AISC, Before By-product Credits, per Ounce	$28.23	$1,719
By-product credits per ounce	(17.07)	(19)
AISC, After By-product Credits, per Ounce	$11.16	$1,700

In thousands (except per ounce amounts)	Six Months Ended June 30, 2020
	Greens Creek	Lucky Friday(2)	San Sebastian (3)	Corporate(4)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$106,853	$14,287	$12,311		$133,451
Depreciation, depletion and amortization	(25,417)	(2,196)	(2,368)		(29,981)
Treatment costs	35,842	3,464	151		39,457
Change in product inventory	(1,150)	796	(145)		(499)
Reclamation and other costs	413	—	(658)		(245)
Exclusion of Lucky Friday costs	—	(16,351)	—		(16,351)
Cash Cost, Before By-product Credits (1)	116,541	—	9,291		125,832
Reclamation and other costs	1,577	—	228		1,805
Exploration	4	—	—	664	668
Sustaining capital	10,011	—	55	—	10,066
General and administrative				15,918	15,918
AISC, Before By-product Credits (1)	128,133	—	9,574		154,289
By-product credits:
Zinc	(35,939)	—			(35,939)
Gold	(36,624)		(6,716)		(43,340)
Lead	(14,059)	—			(14,059)
Total By-product credits	(86,622)	—	(6,716)		(93,338)
Cash Cost, After By-product Credits	$29,919	$—	$2,575		$32,494
AISC, After By-product Credits	$41,511	$—	$2,858		$60,951
Divided by ounces produced	5,530	—	505		6,035
Cash Cost, Before By-product Credits, per Ounce	$21.07	$—	$18.39		$20.85
By-product credits per ounce	(15.66)	—	(13.30)		(15.47)
Cash Cost, After By-product Credits, per Ounce	$5.41	$—	$5.09		$5.38
AISC, Before By-product Credits, per Ounce	$23.17	$—	$18.95		$25.57
By-product credits per ounce	(15.66)	—	(13.30)		(15.47)
AISC, After By-product Credits, per Ounce	$7.51	$—	$5.65		$10.10

In thousands (except per ounce amounts)	Six Months Ended June 30, 2020
	Casa Berardi (5)	Nevada Operations (6)	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$93,907	$30,471	$124,378
Depreciation, depletion and amortization	(33,678)	(15,430)	(49,108)
Treatment costs	1,132	45	1,177
Change in product inventory	1,208	8,949	10,157
Reclamation and other costs	(189)	(654)	(843)
Cash Cost, Before By-product Credits (1)	62,380	23,381	85,761
Reclamation and other costs	190	654	844
Exploration	1,158	—	1,158
Sustaining capital	12,784	1,600	14,384
AISC, Before By-product Credits (1)	76,512	25,635	102,147
By-product credits:
Silver	(192)	(635)	(827)
Total By-product credits	(192)	(635)	(827)
Cash Cost, After By-product Credits	$62,188	$22,746	$84,934
AISC, After By-product Credits	$76,320	$25,000	$101,320
Divided by ounces produced	58	32	90
Cash Cost, Before By-product Credits, per Ounce	$1,084	$736	$961
By-product credits per ounce	(3)	(20)	(9)
Cash Cost, After By-product Credits, per Ounce	$1,081	$716	$952
AISC, Before By-product Credits, per Ounce	$1,330	$807	$1,144
By-product credits per ounce	(3)	(20)	(9)
AISC, After By-product Credits, per Ounce	$1,327	$787	$1,135

In thousands (except per ounce amounts)	Six Months Ended June 30, 2020
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$133,451	$124,378	$257,829
Depreciation, depletion and amortization	(29,981)	(49,108)	(79,089)
Treatment costs	39,457	1,177	40,634
Change in product inventory	(499)	10,157	9,658
Reclamation and other costs	(245)	(843)	(1,088)
Exclusion of Lucky Friday costs	(16,351)	—	(16,351)
Cash Cost, Before By-product Credits (1)	125,832	85,761	211,593
Reclamation and other costs	1,805	844	2,649
Exploration	668	1,158	1,826
Sustaining capital	10,066	14,384	24,450
General and administrative	15,918	—	15,918
AISC, Before By-product Credits (1)	154,289	102,147	256,436
By-product credits:
Zinc	(35,939)	—	(35,939)
Gold	(43,340)	—	(43,340)
Lead	(14,059)	—	(14,059)
Silver		(827)	(827)
Total By-product credits	(93,338)	(827)	(94,165)
Cash Cost, After By-product Credits	$32,494	$84,934	$117,428
AISC, After By-product Credits	$60,951	$101,320	$162,271
Divided by ounces produced	6,035	90
Cash Cost, Before By-product Credits, per Ounce	$20.85	$961
By-product credits per ounce	(15.47)	(9)
Cash Cost, After By-product Credits, per Ounce	$5.38	$952
AISC, Before By-product Credits, per Ounce	$25.57	$1,144
By-product credits per ounce	(15.47)	(9)
AISC, After By-product Credits, per Ounce	$10.10	$1,135

In thousands (except per ounce amounts)	Six Months Ended June 30, 2019
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(4)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$99,762	$7,132	$23,495		$130,389
Depreciation, depletion and amortization	(23,220)	(591)	(3,608)		(27,419)
Treatment costs	21,316	1,334	369		23,019
Change in product inventory	712	842	(1,043)		511
Reclamation and other costs	(1,347)	—	(735)		(2,082)
Exclusion of Lucky Friday cash costs	—	(8,717)	—		(8,717)
Cash Cost, Before By-product Credits (1)	97,223	—	18,478		115,701
Reclamation and other costs	1,475	—	246		1,721
Exploration	160	—	3,200	938	4,298
Sustaining capital	13,977	—	1,814	73	15,864
General and administrative				18,877	18,877
AISC, Before By-product Credits (1)	112,835	—	23,738		156,461
By-product credits:
Zinc	(45,506)	—	—		(45,506)
Gold	(31,868)		(9,247)		(41,115)
Lead	(13,115)	—	—		(13,115)
Total By-product credits	(90,489)	—	(9,247)		(99,736)
Cash Cost, After By-product Credits	$6,734	$—	$9,231		$15,965
AISC, After By-product Credits	$22,346	$—	$14,491		$56,725
Divided by ounces produced	4,605	—	905		5,510
Cash Cost, Before By-product Credits, per Ounce	$21.11	$—	$20.42		$21.00
By-product credits per ounce	(19.65)	—	(10.22)		(18.10)
Cash Cost, After By-product Credits, per Ounce	$1.46	$—	$10.20		$2.90
AISC, Before By-product Credits, per Ounce	$24.50	$—	$26.24		$28.39
By-product credits per ounce	(19.65)	—	(10.22)		(18.10)
AISC, After By-product Credits, per Ounce	$4.85	$—	$16.02		$10.29

In thousands (except per ounce amounts)	Six Months Ended June 30, 2019
	Casa Berardi	Nevada Operations	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$104,233	$68,966	$173,199
Depreciation, depletion and amortization	(34,716)	(26,129)	(60,845)
Treatment costs	869	74	943
Change in product inventory	(99)	(5,215)	(5,314)
Reclamation and other costs	(257)	(1,264)	(1,521)
Cash Cost, Before By-product Credits (1)	70,030	36,432	106,462
Reclamation and other costs	256	756	1,012
Exploration	2,287	816	3,103
Sustaining capital	15,123	25,260	40,383
AISC, Before By-product Credits (1)	87,696	63,264	150,960
By-product credits:
Silver	(217)	(1,796)	(2,013)
Total By-product credits	(217)	(1,796)	(2,013)
Cash Cost, After By-product Credits	$69,813	$34,636	$104,449
AISC, After By-product Credits	$87,479	$61,468	$148,947
Divided by ounces produced	63	23	86
Cash Cost, Before By-product Credits, per Ounce	$1,110	$1,580	$1,236
By-product credits per ounce	(3)	(78)	(23)
Cash Cost, After By-product Credits, per Ounce	$1,107	$1,502	$1,213
AISC, Before By-product Credits, per Ounce	$1,390	$2,744	$1,752
By-product credits per ounce	(3)	(78)	(23)
AISC, After By-product Credits, per Ounce	$1,387	$2,666	$1,729

In thousands (except per ounce amounts)	Six Months Ended June 30, 2019
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$130,389	$173,199	$303,588
Depreciation, depletion and amortization	(27,419)	(60,845)	(88,264)
Treatment costs	23,019	943	23,962
Change in product inventory	511	(5,314)	(4,803)
Reclamation and other costs	(2,082)	(1,521)	(3,603)
Exclusion of Lucky Friday cash costs	(8,717)	—	(8,717)
Cash Cost, Before By-product Credits (1)	115,701	106,462	222,163
Reclamation and other costs	1,721	1,012	2,733
Exploration	4,298	3,103	7,401
Sustaining capital	15,864	40,383	56,247
General and administrative	18,877	—	18,877
AISC, Before By-product Credits (1)	156,461	150,960	307,421
By-product credits:
Zinc	(45,506)	—	(45,506)
Gold	(41,115)	—	(41,115)
Lead	(13,115)	—	(13,115)
Silver		(2,013)	(2,013)
Total By-product credits	(99,736)	(2,013)	(101,749)
Cash Cost, After By-product Credits	$15,965	$104,449	$120,414
AISC, After By-product Credits	$56,725	$148,947	$205,672
Divided by ounces produced	5,510	86
Cash Cost, Before By-product Credits, per Ounce	$21.00	$1,236
By-product credits per ounce	(18.10)	(23)
Cash Cost, After By-product Credits, per Ounce	$2.90	$1,213
AISC, Before By-product Credits, per Ounce	$28.39	$1,752
By-product credits per ounce	(18.10)	(23)
AISC, After By-product Credits, per Ounce	$10.29	$1,729

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

(2)

The unionized employees at Lucky Friday were on strike from March 2017 until January 2020, and production at Lucky Friday has been limited since the start of the strike. Costs related to ramp-up activities totaling $9.3 million in the first half of 2020, and suspension-related costs totaling $3.0 million during the strike in the first half of 2019, along with $4.1 million and $2.1 million, respectively, in non-cash depreciation expense for those periods, have been excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

(3)

In early April 2020, the Government of Mexico issued an order to the mining industry to reduce operations to a minimum level until April 30 in response to COVID-19, and the order was subsequently extended until May 30. Our operations at San Sebastian were suspended during that time. Suspension-related costs totaling $1.0 million for the first half of 2020 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, mining and milling cost per ton, and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

(4)	AISC, Before By-product Credits for our consolidated silver properties includes corporate costs for general and administrative expense, exploration and sustaining capital.

(5)

In late March 2020, the Government of Quebec ordered the mining industry to reduce to minimum operations as part of the fight against COVID-19, causing us to suspend our Casa Berardi operations from March 24 until April 15, when mining operations resumed, resulting in reduced mill throughput. Suspension-related costs totaling $1.6 million for the first half of 2020 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

(6)

Production was suspended at the Hollister mine in the third quarter of 2019 and at the Midas mine and Aurora mill in late-2019. Suspension-related costs at Hollister, Midas and Aurora totaling $6.7 million for the first half of 2020 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	June 30, 2020	December 31, 2019
Cash and cash equivalents held in U.S. dollars	$52.2	$50.3
Cash and cash equivalents held in foreign currency	23.7	12.2
Total cash and cash equivalents	75.9	62.5
Marketable equity securities - non-current	12.2	6.2
Total cash, cash equivalents and investments	$88.1	$68.7

Cash and cash equivalents increased by $13.4 million in the first six months of 2020. Cash held in foreign currencies represents balances in Canadian dollars and Mexican pesos, with the $11.5 million increase in the first half of 2020 resulting from increases in both currencies held. The value of non-current marketable equity securities increased by $6.0 million (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

On February 19, 2020, we completed an offering of Senior Notes in the total principal amount of US$475 million.  The Senior Notes are due February 15, 2028 and bear interest at a rate of 7.25% per year from the most recent payment date to which interest has been paid or provided for.  The net proceeds from the Senior Notes were used, along with cash on hand, to redeem, in March 2020, our previously-outstanding 2021 Notes having a principal balance of $506.5 million.  Also, in July 2018 we entered into a new $250 million revolving credit facility.  Interest is payable on amounts drawn from the revolving credit facility at a rate of between 2.25% and 4.00% over the London Interbank Offered Rate, or between 1.25% and 3.00% over an alternative base rate, with interest payable on March 31, June 30, September 30, and December 31 of each year.  As a precaution due to uncertainties of the duration, severity and scope of the COVID-19 outbreak, we drew $210.0 million on the facility in the first quarter of 2020.  In the second quarter of 2020, we repaid $160.0 million of the amount drawn on the facility, with the remaining $50 million outstanding as of the end of the quarter.  In addition, in July 2020 we agreed to issue CAD$50 million (approximately USD$36.8 million at the time of the transaction) in aggregate principal amount of our IQ Notes, which mature in July 2025 and bear interest at a rate of 6.515% per year.  The IQ Notes will be issued at a premium of 103.65%, implying an effective annual yield of 5.74% and an aggregate principal amount to be repaid of CAD$48.2 million.  The IQ Notes will be issued in four equal installments of CAD$12.5 million in July, August, September and October 2020, with the first installment issued net of CAD$0.6 million in fees.  The net proceeds from the IQ Notes will be available for general corporate purposes, including for open market purchases of a portion of the Senior Notes and to pay for capital expenditures at our Casa Berardi unit.  Under the note purchase agreement for the IQ Notes and subject to a force majeure event, we are required to invest in the aggregate CAD$100 million at the Casa Berardi unit and other exploration and development projects in Quebec over the four-year period commencing on July 9, 2020.  See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our debt arrangements.

We continue to address the COVID-19 outbreak and face uncertainty related to the potential additional impacts it could have on our operations. It is possible that future restrictions at Casa Berardi, San Sebastian or Greens Creek (or at any other operation) could have an adverse impact on operations or 2020 financial results, including materially so, beyond the second quarter of 2020. We have taken precautionary measures to mitigate the impacts of COVID-19, including implementing operational plans and practices and increasing our cash reserves through a draw-down of our revolving credit facility. As long as they are required, the operational practices implemented could continue to have an adverse impact on our operating results due to deferred production and revenues or additional costs. If required, increasing or prolonged restrictions on our operations could require access to additional sources of liquidity, which may not be available to us. See Part II, Item 1A. Risk Factors - Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may materially and adversely affect our business or financial results in our quarterly report on Form 10-Q for the period ended March 31, 2020 for information on how restrictions related to COVID-19 have recently affected some of our operations.

As further discussed in the Lucky Friday Segment section above, the union employees at Lucky Friday were on strike from March 13, 2017 until the strike ended on January 7, 2020, and production at Lucky Friday has been limited since the start of the strike. Re-staffing of the mine has been substantially completed, with a return to full production anticipated by the end of 2020. However, the ramp-up to full production could take longer or be more costly than anticipated.

Pursuant to our common stock dividend policy described in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), our board of directors declared and paid dividends on common stock totaling $2.6 million in the first half of 2020 and $2.4 million in the first half of 2019. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of June 30, 2020, 934,100 shares had been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at August 4, 2020, was $6.05 per share. No shares were purchased under the program during the first half of 2020.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability of our revolving credit facility, we believe we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes and IQ Notes; principal and interest payments under our revolving credit facility; deferral of revenues, care-and-maintenance and other costs related to addressing the impacts of COVID-19 on our operations; capital expenditures at our operations; potential acquisitions of other mining companies or properties; regulatory matters; litigation; potential repurchases of our common stock under the program described above; and payment of dividends on common stock, if declared by our board of directors.  We currently estimate a total of approximately $90 million will be spent on capital expenditures, primarily for equipment, infrastructure, and development at our mines, in 2020, including $33.8 million incurred in the first half of 2020.  We also estimate exploration and pre-development expenditures will total approximately $13.2 million in 2020, including $5.6 million already incurred in the first half of 2020. Our expenditures for these items and our related plans for 2020 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility, and other factors. A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans.

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash provided by operating activities (in millions)	$42.5	$8.7

Cash provided by operating activities in the first half of 2020 of $42.5 million represented a $33.8 million increase compared to the $8.7 million provided by operating activities in the first half of 2019. The variance was the result of higher net income, as adjusted for non-cash items, reductions to accounts receivable, and increases to accrued payroll and taxes, partially offset by increases to inventory and decreases to accounts payable.

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash used in investing activities (in millions)	$(31.1)	$(71.3)

During the first half of 2020, we invested $30.7 million in capital expenditures, not including $3.1 million in non-cash finance lease additions, a decrease of $40.6 million compared to the same period in 2019. The variance is due to reduced expenditures at all of our operations except Lucky Friday, where we have been preparing for a return to production after the end of the strike in January 2020.

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash provided by financing activities (in millions)	$4.0	$44.2

In the first half of 2020, we received $469.5 million in net proceeds from the issuance of our Senior Notes and drew $210.0 million on our revolving credit facility, and had debt repayments of $506.5 million for redemption of our 2021 Notes and $160.0 million for our revolving credit facility. In the first half of 2019, we drew $170.0 million and had repayments of $118.0 million on our revolving credit facility. We made repayments on our finance leases of $2.8 million and $3.4 million in the six-month periods ended June 30, 2020 and 2019, respectively. During the first six months of 2020 and 2019, we paid cash dividends on our common stock totaling $2.6 million and $2.4 million, respectively, and cash dividends of $0.3 million on our Series B Preferred Stock during each of those periods. We acquired treasury shares for $2.7 million and $1.6 million in the first half of 2020 and 2019, respectively, as a result of employees' elections to utilize net share settlement to satisfy their tax withholding obligations related to incentive compensation paid in stock and vesting of restricted stock units. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

The effect of changes in foreign exchange rates resulted in a $1.8 million decrease in cash and cash equivalents in the first half of 2020 compared to an increase of $0.4 million in the first half of 2019, with the variance due to weakening of the CAD and MXN relative to the USD in the 2020 period.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, credit facility, outstanding purchase orders, certain capital expenditures and lease arrangements as of June 30, 2020 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligations (1)	$10,722	—	—	$—	$10,722
Credit facility(2)	—	50,000	—	—	50,000
Contractual obligations (3)	1,302	—	—	—	1,302
Finance lease commitments (4)	6,123	6,592	960	—	13,675
Operating lease commitments (5)	3,946	6,001	2,052	2,601	14,600
Supplemental executive retirement plan (6)	622	1,509	2,107	6,440	10,678
Defined benefit pension plans (6)	4,800	—	—	—	4,800
Senior notes (7)	34,438	68,875	68,875	565,398	737,586
Total contractual cash obligations	$61,953	$132,977	$73,994	$574,439	$843,363

(1)

Consists of open purchase orders of approximately $5.6 million at the Greens Creek unit, $0.3 million at the Casa Berardi unit, $2.1 million at the Lucky Friday unit and $2.8 million at the Nevada Operations unit.

(2)

We have a $250 million revolving credit agreement under which we are required to pay a standby fee of between 0.5625% and 1.00% per annum on undrawn amounts and interest of between 2.25% and 4.00% over the London Interbank Offered Rate or between 1.25% and 3.00% over an alternative base rate on drawn amounts under the revolving credit agreement. We had $50.0 million drawn and $28.2 million in letters of credit outstanding as of June 30, 2020. The amount in the table above only includes the principal balance drawn, and not an estimate of interest to be paid or the standby fee on potentially undrawn amounts, as the timing of repayment of the principal balance and future draws is unknown at this time. For more information on our credit facility, see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)	As of June 30, 2020, we were committed to approximately $1.3 million for various items at Greens Creek.

(4)

Includes scheduled finance lease payments of $11.3 million, $0.4 million, $1.2 million and $0.8 million (including interest), respectively, for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At June 30, 2020, our liabilities for these matters totaled $104.6 million. Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At June 30, 2020, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants, equipment and mineral interests, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under Part I, Item 1. - Business in our annual report filed on Form 10-K for the year ended December 31, 2019, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in exchange-traded funds, industrial demand, and consumer demand. Gold demand arises primarily from investment and consumer demand.  Investment demand for silver and gold can be influenced by several factors, including:  the value of the U.S. dollar and other currencies, changing U.S. budget deficits, widening availability of exchange-traded funds, interest rate levels, the health of credit markets, and inflationary expectations. Uncertainty related to the political environment in the U.S., Britain's exit from the European Union, U.S. and global trading policies (including tariffs), and a global economic recovery, including recent uncertainty in China and from the current downturn and continued uncertainty resulting from the COVID-19 outbreak, could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  Consumer demand is driven significantly by demand for jewelry and other retail products. We believe that long-term industrial and economic trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer demand for silver and gold and industrial demand for silver.  However, the global economy has been significantly impacted by the COVID-19 outbreak, with the ultimate severity and duration of the downtown unknown, and China has recently experienced economic contraction which could resume in the future. There can be no assurance whether these trends will continue or how they will impact prices of the metals we produce. In the past, we have recorded impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our exposure to market risks and risk management activities includes forward-looking statements that involve risks and uncertainties, as well as summarizes the financial instruments held by us at June 30, 2020, which are sensitive to changes in commodity prices, foreign exchange rates and interest rates and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Part I, Item 1A. – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2019, as updated in Part II, Item 1A. – Risk Factors in our quarterly report filed on Form 10-Q for the period ended March 31, 2020).

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

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when all performance obligations have been completed and the transaction price can be determined or reasonably estimated.  For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement.  Due to the time elapsed between shipment to the customer and the final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Part I, Item 1A. – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our annual report filed on Form 10-K for the year ended December 31, 2019).  At June 30, 2020, metals contained in concentrate sales and exposed to future price changes totaled approximately 2.6 million ounces of silver, 7,969 ounces of gold, 9,983 tons of zinc, and 7,405 tons of lead.  If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $9.0 million.  As discussed in Commodity-Price Risk Management below, we utilize a program designed and intended to mitigate the risk of price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.  Therefore, the impact of changes in prices on the value of concentrates sold would be substantially offset by a gain or loss on forward contracts.

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, we are using financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments. The following tables summarize the quantities of metals committed under forward sales contracts at June 30, 2020 and December 31, 2019:

June 30, 2020	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2020 settlements	2,303	7	17,086	11,409	$16.97	$1,728	$0.89	$0.75
Contracts on forecasted sales
2020 settlements	—	—	26,731	8,322	N/A	N/A	$0.88	$0.78
2021 settlements	—	—	4,134	1,102	N/A	N/A	$0.91	$0.77

December 31, 2019	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2020 settlements	2,556	10	21,550	2,159	$17.20	$1,481	$1.04	$0.88
Contracts on forecasted sales
2020 settlements	—	—	441	11,740	N/A	N/A	$1.13	$0.98

In June 2019, we began using financially-settled put option contracts to manage the exposure of our forecasted future gold and silver sales to potential declines in market prices for those metals. These put contracts give us the option, but not the obligation, to realize established prices on quantities of silver and gold to be sold in the future. The following tables summarize the quantities of metals for which we have entered into put contracts and the average exercise prices as of June 30, 2020 and December 31, 2019:

June 30, 2020	Ounces under contract (in 000's)		Average price per ounce
	Silver	Gold	Silver	Gold
	(ounces)	(ounces)	(ounces)	(ounces)
Contracts on forecasted sales
2020 settlements	2,718	73	$15.67	$1,633

December 31, 2019	Ounces under contract (in 000's)		Average price per ounce
	Silver	Gold	Silver	Gold
	(ounces)	(ounces)	(ounces)	(ounces)
Contracts on forecasted sales
2020 settlements	5,700	130	$15.73	$1,435

These forward and put option contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.

As of June 30, 2020, we recorded the following balances for the fair value of the forward and put option contracts held at that time:

•	a current asset of $0.2 million, which is included in other current assets and is net of $0.2 million for contracts in a fair value liability position; and
•	a current liability of $9.9 million, which is included in current derivatives liabilities and is net of $0.5 million for contracts in a fair value current asset position.

We recognized a $3.3 million net loss during the first half of 2020 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $6.1 million net loss during the first half of 2020 on the contracts utilized to manage exposure to prices for forecasted future sales. The net loss on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future sales, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net loss for the first half of 2020 is the result of increasing gold and zinc prices, partially offset by decreasing lead prices. These programs, when utilized and the contracts are not settled prior to their maturity dates, are designed to mitigate the impact of potential future declines in silver, gold, lead and zinc prices from the price levels established in the contracts (see average price information above). When those prices increase compared to the contract prices, we incur losses on the contracts.

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates between the U.S. dollar ("USD") and the Canadian dollar ("CAD") and the Mexican peso ("MXN"), respectively. We have determined the functional currency for our Canadian and Mexican operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD and MXN to USD are recorded to earnings each period. For the six months ended June 30, 2020, we recognized a net foreign exchange gain of $3.4 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at June 30, 2020 would have resulted in a change of approximately $8.0 million in our net foreign exchange gain or loss. A 10% change in the exchange rate between the USD and MXN from the rate at June 30, 2020 would have resulted in a change of approximately $0.6 million in our net foreign exchange gain or loss.

In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a similar program with respect to MXN, which was not in use as of June 30, 2020. When in use, the programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of June 30, 2020, we had 140 forward contracts outstanding to buy CAD$315.1 million having a notional amount of US$239.9 million. The CAD contracts are related to cash operating costs at Casa Berardi forecasted to be incurred from 2020 through 2023 and have CAD-to-USD exchange rates ranging between 1.2702 and 1.3785. There were no outstanding MXN contracts as of June 30, 2020. Our risk management policy allows for up to 75% of our planned cost exposure for five years into the future to be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of June 30, 2020, we recorded the following balances for the fair value of the contracts:

•	a current asset of $0.1 million, which is included in other current assets;
•	a non-current asset of $0.2 million, which is included in other non-current assets; and
•	a current liability of $3.9 million, which is included in current derivatives liabilities; and
•	a non-current liability of $5.3 million, which is included in non-current derivatives liabilities.

Net unrealized losses of approximately $9.3 million related to the effective portion of the hedges were included in accumulated other comprehensive loss as of June 30, 2020. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $4.0 million in net unrealized losses included in accumulated other comprehensive loss as of June 30, 2020 would be reclassified to current earnings in the next twelve months. Net realized losses of approximately $1.9 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the six months ended June 30, 2020. No net unrealized gains or losses related to ineffectiveness of the hedges were included in gain (loss) on derivatives contracts on our consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2020.

Interest Rates

We have a $250 million credit facility, and amounts drawn on the facility are subject to variable rates of interest based on a spread over the London Interbank Offered Rate or an alternative base rate. Interest rates fluctuate due to economic factors beyond our control. We had $50.0 million drawn under the facility as of June 30, 2020. See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our credit facility.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of June 30, 2020, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Part I, Item 1A. – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2019, as updated in Part II, Item 1A. – Risk Factors in our quarterly report on Form 10-Q for the period ended March 31, 2020, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results.

Item 2. Unregistered Sales of Securities and Use of Proceeds

On April 9, 2020, we issued 119,048 unregistered shares of our common stock in private placements to the Lucky Friday Pension Plan Trust and 47,619 shares to the Hecla Mining Company Retirement Plan Trust in order to satisfy the funding requirements for those defined benefit pension plans. The private placements were exempt from registration under the Securities Act of 1933 pursuant to section 4(a)(2) of that Act. The shares were subsequently registered for resale on a registration statement on Form S-3 filed with the SEC on April 9, 2020. We did not receive any cash proceeds from the issuance of the shares. The shares had a value of approximately $0.4 million at the time of issuance.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this Quarterly Report.

Item 6.    Exhibits

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – June 30, 2020

Index to Exhibits

3.1

Restated Certificate of Incorporation of the Registrant. Filed as exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 1-8491) and incorporated herein by reference.

3.2	Bylaws of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant's Current Report on Form 8-K filed on December 13, 2019 (File No. 1-8491) and incorporated herein by reference.

4.1

Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Included as Annex II to Restated Certificate of Incorporation of Registrant filed as exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 1-8491) and incorporated herein by reference.

4.2

Registration Rights Agreement dated as of April 9, 2020 among Hecla Mining Company, as Issuer, and the Hecla Mining Company Retirement Plan Trust, which is the funding vehicle for the Hecla Mining Company Retirement Plan, a tax-qualified employee benefit pension plan sponsored by Hecla Mining Company, and the Lucky Friday Pension Plan Trust, which is the funding vehicle for the Lucky Friday Pension Plan. Filed as exhibit 4.1 to Registrant’s registration statement on Form S-3ASR filed on April 10, 2020 (Registration No. 333-237631) and incorporated herein by reference.

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

99.1

Contribution Agreement, dated as of April 9, 2020, among Hecla Mining Company, as sponsor of the Hecla Mining Company Retirement Plan, the Retirement Committee, as the named fiduciary of the Hecla Mining company Retirement Plan, and U.S. Bank National Association, as trustee of the Hecla Mining Company Retirement Plan Trust. Filed as exhibit 99.1 to Registrant’s registration statement on Form S-3ASR filed on April 10, 2020 (Registration No. 333-237631) and incorporated herein by reference.

99.2

Contribution Agreement, dated as of April 9, 2020, among Hecla Mining Company, Hecla Limited as sponsor of the Lucky Friday Pension Plan, the Pension Committee, as the named fiduciary of the Lucky Friday Pension Plan, and U.S. Bank National Association, as trustee of the Hecla Mining Company Retirement Plan Trust. Filed as exhibit 99.2 to Registrant’s registration statement on Form S-3ASR filed on April 10, 2020 (Registration No. 333-237631) and incorporated herein by reference.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**

101.SCH	Inline XBRL Taxonomy Extension Schema.**

101.CAL	Inline XBRL Taxonomy Extension Calculation.**

101.DEF	Inline XBRL Taxonomy Extension Definition.**

101.LAB	Inline XBRL Taxonomy Extension Labels.**

101.PRE	Inline XBRL Taxonomy Extension Presentation.**

104	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

HECLA MINING COMPANY
(Registrant)

Date:	August 6, 2020	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	August 6, 2020	By:	/s/ Lindsay A. Hall
Lindsay A. Hall, Senior Vice President and
Chief Financial Officer