Form 10-Q
period 2020-09-30
HECLA MINING CO/DE/
filed 2020-11-06
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐.    No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding November 4, 2020
Common stock, par value $0.25 per share	531,022,302

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended September 30, 2020

INDEX*

Page
PART I - Financial Information

Item 1 – Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - September 30, 2020 and December 31, 2019	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) - Three Months Ended and Nine Months Ended September 30, 2020 and 2019	4

Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2020 and 2019	5

Condensed Consolidated Statements of Changes in Stockholders' Equity - Three Months Ended and Nine Months Ended September 30, 2020 and 2019	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Forward Looking Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	68

Item 4. Controls and Procedures	70

PART II - Other Information

Item 1 – Legal Proceedings
71
Item 1A – Risk Factors
71
Item 2 – Unregistered Sales of Securities and Use of Proceeds
71
Item 4 – Mine Safety Disclosures
71
Item 6 – Exhibits
72
Signatures
73

*Items 3 and 5 of Part II are omitted as they are not applicable.

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$98,669	$62,452
Accounts receivable:
Trade	28,464	11,952
Taxes	6,343	20,048
Other, net	6,642	6,421
Inventories:
Concentrates, doré, and stockpiled ore	50,019	30,364
Materials and supplies	37,611	35,849
Prepaid taxes	107	107
Other current assets	7,301	11,931
Total current assets	235,156	179,124
Non-current investments	17,362	6,207
Non-current restricted cash and investments	1,053	1,025
Properties, plants, equipment and mineral interests, net	2,342,038	2,423,698
Operating lease right-of-use assets	11,928	16,381
Non-current deferred income taxes	3,408	3,537
Other non-current assets and deferred charges	4,205	7,336
Total assets	$2,615,150	$2,637,308
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$55,315	$57,716
Accrued payroll and related benefits	29,201	26,916
Accrued taxes	7,890	4,776
Current portion of finance leases	6,187	5,429
Current portion of operating leases	3,590	5,580
Current portion of accrued reclamation and closure costs	5,892	4,581
Accrued interest	4,935	5,804
Current derivatives liabilities	12,232	6,170
Other current liabilities	149	2
Total current liabilities	125,391	116,974
Non-current finance leases	7,883	7,214
Non-current operating leases	8,355	10,818
Accrued reclamation and closure costs	100,072	103,793
Long-term debt - notes	495,839	504,729
Non-current deferred tax liability	129,506	138,282
Non-current pension liability	48,303	56,219
Other non-current liabilities	6,153	6,856
Total liabilities	921,502	944,885
Commitments and contingencies (Notes 2, 4, 7, 9, and 11)
SHAREHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, 750,000,000 authorized shares; issued September 30, 2020 — 537,655,291 shares and December 31, 2019 — 529,182,994 shares	134,421	132,292
Capital surplus	1,998,322	1,973,700
Accumulated deficit	(375,527)	(353,331)
Accumulated other comprehensive loss	(40,111)	(37,310)
Less treasury stock, at cost; September 30, 2020 — 6,821,044 and December 31, 2019 — 6,287,271 shares issued and held in treasury	(23,496)	(22,967)
Total shareholders’ equity	1,693,648	1,692,423
Total liabilities and shareholders’ equity	$2,615,150	$2,637,308

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Sales of products	$199,703	$161,532	$502,983	$448,321
Cost of sales and other direct production costs	105,977	95,878	284,717	311,202
Depreciation, depletion and amortization	40,238	50,774	119,327	139,038
Total cost of sales	146,215	146,652	404,044	450,240
Gross profit (loss)	53,488	14,880	98,939	(1,919)
Other operating expenses:
General and administrative	11,713	7,978	27,631	26,855
Exploration	3,407	4,808	7,899	13,556
Pre-development	759	881	1,857	2,535
Research and development	—	53	—	614
Other operating expense	3,497	437	5,851	1,681
(Gain) loss on disposition of properties, plants, equipment and mineral interests	(14)	24	559	4,666
Provision for closed operations and reclamation	1,254	1,907	2,807	3,529
Ramp-up and suspension costs	1,541	3,722	24,109	8,766
Foundation grant	—	—	1,970	—
Acquisition costs	2	183	13	593
Total other operating expense	22,159	19,993	72,696	62,795
Income (loss) from operations	31,329	(5,113)	26,243	(64,714)
Other income (expense):
Loss on derivative contracts	(6,666)	(4,718)	(12,775)	(2,719)
Gain on disposition of investments	—	927	—	927
Unrealized gain (loss) on investments	3,979	(126)	9,410	(1,159)
Foreign exchange (loss) gain	(2,196)	773	1,235	(6,741)
Other expense	(406)	(1,096)	(1,582)	(3,407)
Interest expense	(10,779)	(11,777)	(38,919)	(33,777)
Total other expense	(16,068)	(16,017)	(42,631)	(46,876)
Income (loss) before income taxes	15,261	(21,130)	(16,388)	(111,590)
Income tax (provision) benefit	(1,633)	1,614	(1,197)	20,009
Net income (loss)	13,628	(19,516)	(17,585)	(91,581)
Preferred stock dividends	(138)	(138)	(414)	(414)
Income (loss) applicable to common shareholders	$13,490	$(19,654)	$(17,999)	$(91,995)
Comprehensive income (loss):
Net income (loss)	$13,628	$(19,516)	$(17,585)	$(91,581)
Change in fair value of derivative contracts designated as hedge transactions	6,150	(3,288)	(2,801)	4,511
Comprehensive income (loss)	$19,778	$(22,804)	$(20,386)	$(87,070)
Basic income (loss) per common share after preferred dividends	$0.03	$(0.04)	$(0.03)	$(0.19)
Diluted income (loss) per common share after preferred dividends	$0.03	$(0.04)	$(0.03)	$(0.19)
Weighted average number of common shares outstanding - basic	529,838	489,971	526,098	486,298
Weighted average number of common shares outstanding - diluted	535,788	489,971	526,098	486,298
Cash dividends declared per common share	$0.0025	$0.0025	$0.0075	$0.0075

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2020	September 30, 2019

Operating activities:
Net loss	$(17,585)	$(91,581)
Non-cash elements included in net loss:
Depreciation, depletion and amortization	126,911	143,040
Gain on disposition of investments	—	(927)
Unrealized (gain) loss on investments	(9,410)	1,159
Adjustment of inventory to market value	—	1,399
Loss on disposition of properties, plants, equipment, and mineral interests	559	4,666
Provision for reclamation and closure costs	4,638	5,298
Stock compensation	5,229	4,758
Deferred income taxes	(6,390)	(26,616)
Amortization of loan origination fees	3,066	1,919
Loss on derivative contracts	4,483	5,824
Foreign exchange (gain) loss	(2,810)	6,263
Foundation grant	1,970	—
Change in assets and liabilities, net of business acquisitions:
Accounts receivable	(3,741)	(10,215)
Inventories	(13,090)	(6,501)
Other current and non-current assets	6,748	14,913
Accounts payable and accrued liabilities	(1,762)	5,616
Accrued payroll and related benefits	11,317	4,506
Accrued taxes	3,276	(5,733)
Accrued reclamation and closure costs and other non-current liabilities	2,483	5,821
Cash provided by operating activities	115,892	63,609
Investing activities:
Additions to properties, plants, equipment and mineral interests	(54,382)	(97,338)
Proceeds from sale of investments	—	1,760
Proceeds from disposition of properties, plants, equipment and mineral interests	305	86
Purchases of investments	(1,661)	(389)
Net cash used in investing activities	(55,738)	(95,881)
Financing activities:
Acquisition of treasury shares	(2,745)	(2,239)
Dividends paid to common shareholders	(3,951)	(3,655)
Dividends paid to preferred shareholders	(414)	(414)
Credit facility and debt issuance fees	(1,287)	(587)
Borrowings on debt	707,107	245,000
Repayments of debt	(716,500)	(195,000)
Repayments of finance leases	(4,246)	(5,484)
Net cash (used in) provided by financing activities	(22,036)	37,621
Effect of exchange rates on cash	(1,873)	257
Net increase in cash, cash equivalents and restricted cash and cash equivalents	36,245	5,606
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	63,477	28,414
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$99,722	$34,020
Supplemental disclosure of cash flow information:
Cash payment for interest	$33,828	$21,696
Significant non-cash investing and financing activities:
Addition of finance lease obligations	$5,747	$6,506
Recognition of operating lease liabilities and right-of-use assets	$—	$22,365
Payment of accrued compensation in stock	$5,095	$8,274
Marketable equity securities received for sale of mineral interest	$—	$2,257

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

 Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars are in thousands, except for share and per share amounts)

	Three Months Ended September 30, 2020
	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, July 1, 2020	$39	$133,699	$1,982,400	$(387,688)	$(46,261)	$(23,496)	$1,658,693
Net income	—	—	—	13,628	—	—	13,628
Restricted stock units granted	—	—	1,317	—	—	—	1,317
Common stock dividends declared ($0.0025 per common share)	—	—	—	(1,329)	—	—	(1,329)
Series B Preferred Stock dividends declared ($0.875 per share)	—	—	—	(138)	—	—	(138)
Common stock issued for 401(k) match (439,000 shares)	—	110	1,303	—	—	—	1,413
Common stock issued to pension plans (2,058,000 shares)	—	514	11,917	—	—	—	12,431
Common stock issued to directors (391,000 shares)	—	98	1,385	—	—	—	1,483
Other comprehensive income	—	—	—	—	6,150	—	6,150
Balances, September 30, 2020	$39	$134,421	$1,998,322	$(375,527)	$(40,111)	$(23,496)	$1,693,648

	Three Months Ended September 30, 2019
	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, July 1, 2019	$39	$123,701	$1,895,617	$(323,079)	$(34,670)	$(22,380)	$1,639,228
Net loss	—	—	—	(19,516)	—	—	(19,516)
Restricted stock units granted	—	—	1,206	—	—	—	1,206
Restricted stock units distributed (1,164,000 shares)	—	291	(291)	—	—	(595)	(595)
Common stock dividends declared ($0.0025 per common share)	—	—	—	(1,225)	—	—	(1,225)
Series B Preferred Stock dividends declared ($0.875 per share)	—	—	—	(138)	—	—	(138)
Common stock issued for 401(k) match (562,000 shares)	—	141	831	—	—	—	972
Other comprehensive loss	—	—	—	—	(3,288)	—	(3,288)
Balances, September 30, 2019	$39	$124,133	$1,897,363	$(343,958)	$(37,958)	$(22,975)	$1,616,644

	Nine Months Ended September 30, 2020
	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2020	$39	$132,292	$1,973,700	$(353,331)	$(37,310)	$(22,967)	$1,692,423
Net loss	—	—	—	(17,585)	—	—	(17,585)
Restricted stock units granted	—	—	3,746	—	—	—	3,746
Restricted stock units distributed (1,702,000 shares)	—	426	(426)	—	—	(1,479)	(1,479)
Common stock dividends declared ($0.0075 per common share)	—	—	—	(3,951)	—	—	(3,951)
Series B Preferred Stock dividends declared ($2.625 per share)	—	—	—	(414)	—	—	(414)
Common stock issued for 401(k) match (1,396,000 shares)	—	350	3,295	—	—	—	3,645
Treasury shares issued to charitable foundation (650,000 shares)	—	—	—	(246)	—	2,216	1,970
Common stock issued for employee incentive compensation (2,800,000 shares)	—	700	4,396	—	—	(1,266)	3,830
Common stock issued to pension plans (2,225,000 shares)	—	555	12,226	—	—	—	12,781
Common stock issued to directors (391,000 shares)	—	98	1,385	—	—	—	1,483
Other comprehensive loss	—	—	—	—	(2,801)	—	(2,801)
Balances, September 30, 2020	$39	$134,421	$1,998,322	$(375,527)	$(40,111)	$(23,496)	$1,693,648

	Nine Months Ended September 30, 2019
	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2019	$39	$121,956	$1,880,481	$(248,308)	$(42,469)	$(20,736)	$1,690,963
Net loss	—	—	—	(91,581)	—	—	(91,581)
Restricted stock units granted	—	—	4,303	—	—	—	4,303
Restricted stock units distributed (1,164,000 shares)	—	291	(291)	—	—	(636)	(636)
Common stock dividends declared ($0.0075 per common share)	—	—	—	(3,655)	—	—	(3,655)
Series B Preferred Stock dividends declared ($2.625 per share)	—	—	—	(414)	—	—	(414)
Common stock issued for 401(k) match (1,307,000 shares)	—	327	2,425	—	—	—	2,752
Adjustment to fair value of warrants issued for purchase of another company	—	—	(325)	—	—	—	(325)
Common stock issued for employee incentive compensation (3,597,380 shares)	—	899	7,375	—	—	(1,603)	6,671
Common stock issued to pension plans (2,384,000 shares)	—	597	3,003	—	—	—	3,600
Common stock issued to directors (253,000 shares)	—	63	392	—	—	—	455
Other comprehensive income	—	—	—	—	4,511	—	4,511
Balances, September 30, 2019	$39	$124,133	$1,897,363	$(343,958)	$(37,958)	$(22,975)	$1,616,644

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

The 2019 novel strain of coronavirus ("COVID-19") was characterized as a global pandemic by the World Health Organization on March 11, 2020, and COVID-19 has resulted in travel restrictions and business slowdowns or shutdowns in affected areas. In late March 2020, the Government of Quebec ordered the mining industry to reduce to minimum operations as part of the fight against COVID-19, causing us to suspend our Casa Berardi operations from approximately March 24 until April 15, when mining operations resumed. In early April, the Government of Mexico issued a similar order causing us to suspend our San Sebastian operations until May 30. In addition, restrictions imposed by the State of Alaska in late March have caused us to revise the normal operating procedures for staffing operations at Greens Creek. These suspension orders impacted us in the first half of 2020 by curtailing our expected production of gold at Casa Berardi by approximately 5,200 ounces in March 2020 and approximately 6,500 ounces in April 2020, which resulted in a reduction in related revenue. We continued to incur costs at Casa Berardi and San Sebastian while operations were suspended. At Casa Berardi and San Sebastian, suspension costs in the first nine months of 2020 totaled $1.6 million and $1.1 million, respectively. In addition, we have incurred costs of approximately $1.9 million in the first nine months of 2020 related to quarantining employees at Greens Creek, which started in late March 2020. At Lucky Friday and Nevada Operations, COVID-19 procedures have been implemented without a significant impact on production or operating costs. It is possible that future restrictions at any of our operations could have an adverse impact on operations or 2020 financial results, including materially so, beyond the third quarter of 2020.

We have taken precautionary measures to mitigate the impact of COVID-19, including implementing operational plans and practices and increasing our cash reserves through a temporary draw-down of our revolving credit facility, which has since been fully repaid (see Note 9 for more information). As long as they are required, the operational practices implemented could have an adverse impact on our operating results due to deferred production and revenues or additional costs. We continue to monitor the rapidly evolving situation and guidance from federal, state, local and foreign governments and public health authorities and may take additional actions based on their recommendations. The extent of the impact of COVID-19 on our business and financial results will also depend on future developments, including the duration and spread of the outbreak within the markets in which we operate and the related impact on prices, demand, creditworthiness and other market conditions and governmental reactions, all of which are highly uncertain.

Note 2.    Investments

At September 30, 2020 and December 31, 2019, the fair value of our non-current investments was $17.4 million and $6.2 million, respectively.  Our non-current investments consist of marketable equity securities which are carried at fair value. The cost basis of our non-current investments was approximately $11.3 million and $9.8 million at September 30, 2020 and December 31, 2019, respectively. During the first nine months of 2020 and 2019, we recognized $9.4 million in net unrealized gains and $1.2 million in net unrealized losses, respectively, in current earnings. During the nine months ended September 30, 2020 and 2019, we acquired marketable equity securities having a cost basis of $1.7 million and $0.4 million, respectively. In the first nine months of 2019, we sold marketable equity securities having a cost basis of $0.9 million for proceeds of $1.8 million, resulting in a gain of $0.9 million.

Note 3.   Income Taxes

Major components of our income tax benefit (provision) for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Current:
Domestic	$(705)	$(315)	$(1,690)	$(317)
Foreign	(2,286)	(2,467)	(6,005)	(5,260)
Total current income tax (provision) benefit	(2,991)	(2,782)	(7,695)	(5,577)

Deferred:
Domestic	192	2,652	3,307	10,585
Foreign	1,166	1,744	3,191	15,001
Total deferred income tax benefit (provision)	1,358	4,396	6,498	25,586
Total income tax (provision) benefit	$(1,633)	$1,614	$(1,197)	$20,009

The current income tax (provisions) benefits for the three and nine months ended September 30, 2020 and 2019 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income due primarily to the impact of taxation in foreign jurisdictions and a valuation allowance on the majority of U.S. deferred tax assets.

In 2018, we acquired through the acquisition of Klondex Mines Ltd. a U.S. consolidated tax group ("Nevada U.S. Group") that did not join the existing consolidated U.S. tax group of Hecla Mining Company and subsidiaries (“Hecla U.S.”). For Hecla U.S., we recorded a full valuation allowance in the U.S. in December 2017 as a result of U.S. tax reform. Our circumstances at September 30, 2020 continued to support a full valuation allowance in the U.S. for the Hecla U.S. group.

As of September 30, 2020, we had a net deferred tax liability in the U.S. of $34.9 million, a net deferred tax liability in Canada of $94.6 million, and a net deferred tax asset in Mexico of $3.4 million, for a consolidated worldwide net deferred tax liability of $126.1 million.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act has not had a material impact on the Company as of September 30, 2020; however, we will continue to examine the impacts the CARES Act may have on our business.

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

The Johnny M Mine is in an area known as the San Mateo Creek Basin (“SMCB”), which is an approximately 321 square mile area in New Mexico that contains numerous legacy uranium mines and mills. In addition to Johnny M, Hecla Limited's predecessor was involved at other mining sites within the SMCB. The EPA appears to have deferred consideration of listing the SMCB site on CERCLA’s National Priorities List ("Superfund") by removing the site from its emphasis list, and is working with various potentially responsible parties ("PRPs") at the site in order to study and potentially address perceived groundwater issues within the SMCB. The EE/CA discussed above relates primarily to contaminated rock and soil at the Johnny M site, not groundwater and not elsewhere within the SMCM site. It is possible that Hecla Limited’s liability at the Johnny M Site, and for any other mine site within the SMCB at which Hecla Limited's predecessor may have operated, will be greater than our current accrual of $6.1 million due to the increased scope of required remediation.

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

As discussed in Note 9, on July 9, 2020, we entered into a note purchase agreement pursuant to which we issued CAD$50 million (approximately USD$36.8 million at the time of the transaction) in aggregate principal amount of our Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”) to Investissment Québec, a financing arm of the Québec government. The net proceeds from the IQ Notes are available for general corporate purposes, including open market purchases of a portion of the Senior Notes and to pay for capital expenditures at our Casa Berardi unit. The IQ Notes were issued in four equal installments of CAD$12.5 million on July 9, August 9, September 9 and October 9, 2020, with the first installment issued net of CAD$0.6 million in fees. The IQ Notes bear interest on amounts outstanding at a rate of 6.515% per year, payable on January 9 and July 9 of each year, commencing January 9, 2021.

Other Commitments

Our contractual obligations as of September 30, 2020 included approximately $0.7 million for various costs. In addition, our open purchase orders at September 30, 2020 included approximately $3.2 million, $0.4 million, $5.6 million and $3.3 million for various capital and non-capital items at the Lucky Friday, Casa Berardi, Greens Creek and Nevada Operations units, respectively. We also have total commitments of approximately $15.0 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units, and total commitments of approximately $13.6 million relating to payments on operating leases (see Note 9 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of September 30, 2020, we had surety bonds totaling $182.6 million and letters of credit totaling $20.3 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 5.    Income (Loss) Per Common Share

We are authorized to issue 750,000,000 shares of common stock, $0.25 par value per share. At September 30, 2020, there were 537,655,291 shares of our common stock issued with 6,821,044 of those shares held in treasury, for a net of 530,834,247 shares outstanding. Basic and diluted income (loss) per common share, after preferred dividends, was $0.03 and $(0.04) for the three-month periods ended September 30, 2020 and 2019, respectively. Basic and diluted loss per common share, after preferred dividends, was $(0.03) and $(0.19) for the nine-month periods ended September 30, 2020 and 2019, respectively.

Diluted income (loss) per share for the three and nine months ended September 30, 2020 and 2019 excludes the potential effects of outstanding shares of our convertible preferred stock, as their conversion would have no effect on the calculation of dilutive shares.

For the three-month period ended September 30, 2020, the calculation of diluted income per common share included (i) 2,499,956 restricted stock units that were unvested during the period, (ii) 1,454,246 warrants to purchase one share of common stock and (iii) 1,996,112 deferred shares that were dilutive. For the three-month period ended September 30, 2019 and nine-month periods ended September 30, 2020 and 2019, all restricted share units, deferred shares and warrants were excluded from the computation of diluted loss per share, as our reported loss for those periods would cause their conversion and exercise to have no effect on the calculation of loss per share.

Note 6.    Business Segments and Sales of Products

We discover, acquire and develop mines and other mineral interests and produce and market (i) concentrates containing silver, gold (in the case of Greens Creek), lead and zinc, (ii) carbon material containing silver and gold, and (iii) doré containing silver and gold. We are currently organized and managed in five segments, which represent our operating units: the Greens Creek unit, the Lucky Friday unit, the Casa Berardi unit, the San Sebastian unit and the Nevada Operations unit.

General corporate activities not associated with operating units and their various exploration activities, as well as discontinued operations and idle properties, are presented as “other.”  Interest expense, interest income and income taxes are considered general corporate items, and are not allocated to our segments.

The following tables present information about our reportable segments for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales to unaffiliated customers:
Greens Creek	$93,494	$59,015	$232,218	$194,542
Lucky Friday	20,812	4,017	35,097	11,150
Casa Berardi	53,554	53,453	149,731	139,015
San Sebastian	9,138	15,435	23,998	39,028
Nevada Operations	22,705	29,612	61,939	64,586
	$199,703	$161,532	$502,983	$448,321
Income (loss) from operations:
Greens Creek	$41,527	$17,556	$72,394	$52,130
Lucky Friday	957	(3,727)	(12,381)	(8,779)
Casa Berardi	(828)	(380)	(1,504)	(26,262)
San Sebastian	1,946	1,077	1,766	(2,358)
Nevada Operations	5,489	(8,346)	6,112	(43,812)
Other	(17,762)	(11,293)	(40,144)	(35,633)
	$31,329	$(5,113)	$26,243	$(64,714)

The following table presents identifiable assets by reportable segment as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Identifiable assets:
Greens Creek	$612,963	$639,047
Lucky Friday	508,053	440,615
Casa Berardi	695,629	703,511
San Sebastian	35,973	48,294
Nevada Operations	520,871	528,466
Other	241,661	277,375
	$2,615,150	$2,637,308

Our products consist of metal concentrates and carbon material which we sell to custom smelters, brokers and third-party processors, and unrefined bullion bars (doré), which may be sold as doré or further refined before sale to precious metals traders. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer.

For sales of metals from refined doré, which we currently have at our Casa Berardi and San Sebastian units, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of control of the agreed-upon metal quantities to the customer by the refiner. For sales of unrefined doré, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of title and control of the doré containing the agreed-upon metal quantities to the customer. Refining, selling and shipping costs related to sales of doré and metals from doré are recorded to cost of sales as incurred.

For sales of carbon materials, which we have at our Nevada Operations unit commencing in 2020, with sales of unrefined doré there in previous periods, transfer of control takes place, the performance obligation is met, the transaction price is known, and revenue is recognized generally at the time of arrival at the customer's facility.

For concentrate sales, which we currently have at our Greens Creek and Lucky Friday units, the performance obligation is met, the transaction price can be reasonably estimated, and revenue is recognized generally at the time of shipment. Concentrates sold at our Lucky Friday unit typically leave the mine and are received by the customer within the same day. However, there is a period of time between shipment of concentrates from our Greens Creek unit and their physical receipt by the customer, and judgment is required in determining when control has been transferred to the customer and the performance obligation has been met for those shipments. We have determined control is transferred and the performance obligation is met upon shipment of concentrate parcels from Greens Creek because, at that time, 1) legal title is transferred to the customer, 2) the customer has accepted the parcel and obtained the ability to realize all of the benefits from the product, 3) the concentrate content specifications are known, have been communicated to the customer, and the customer has the significant risks and rewards of ownership of it, 4) it is very unlikely a concentrate parcel from Greens Creek will be rejected by a customer upon physical receipt, and 5) we have the right to payment for the parcel.

Judgment is also required in identifying what our performance obligations for our concentrate sales are. Most of our concentrate sales involve “frame contracts” with smelters that can cover multiple years and specify certain terms under which individual parcels of concentrates are sold. However, some terms are not specified in the frame contracts and/or can be renegotiated as part of annual amendments to the frame contract. We have determined parcel shipments represent individual performance obligations satisfied at a point in time when control of the shipment is transferred to the customer.

The consideration we receive for our concentrate sales fluctuates due to changes in metals prices between the time of shipment and final settlement with the customer. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement with the customer. Also, it is unlikely a significant reversal of revenue for any one concentrate parcel will occur. As such, we use the expected value method to price the parcels until the final settlement date occurs, at which time the final transaction price is known. At September 30, 2020, metals contained in concentrate sales and exposed to future price changes totaled 1.2 million ounces of silver, 3,436 ounces of gold, 17,097 tons of zinc, and 3,207 tons of lead.  However, as discussed in Note 11, we seek to mitigate the risk of price adjustments by using financially-settled forward contracts for some of our sales.

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

Sales of metal concentrates and metal products are made principally to custom smelters, brokers, third-party processors and metals traders. The percentage of sales contributed by each segment is reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Greens Creek	47%	37%	46%	44%
Lucky Friday	10%	2%	7%	2%
Casa Berardi	27%	33%	30%	31%
San Sebastian	5%	10%	5%	9%
Nevada Operations	11%	18%	12%	14%
	100%	100%	100%	100%

Sales of products by metal for the three- and nine-month periods ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Silver	$79,684	$40,588	$179,013	$122,392
Gold	98,457	103,889	278,363	261,734
Lead	13,370	7,114	32,244	22,809
Zinc	26,779	15,292	65,540	62,995
Less: Smelter and refining charges	(18,587)	(5,351)	(52,177)	(21,609)
Sales of products	$199,703	$161,532	$502,983	$448,321

The following is sales information by geographic area based on the location of smelters and brokers (for concentrate shipments) and location of parent companies (for doré sales to metals traders) for the three- and nine-month periods ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Canada	$80,410	$88,610	$89,998	$258,708
Korea	78,152	33,683	129,939	109,184
Japan	14,337	17,339	32,071	34,924
Netherlands	—	445	(923)	16,500
China	2,736	—	41,744	—
United States	33,627	20,407	223,032	29,142
Total, excluding gains/losses on derivative contracts	$209,262	$160,484	$515,861	$448,458

Sales by significant product type for the three- and nine-month periods ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Doré and metals from doré	$67,659	$87,525	$211,439	$231,391
Carbon	23,835	17,745	43,099	27,376
Lead concentrate	85,511	37,685	192,179	122,727
Zinc concentrate	24,322	12,345	51,727	51,876
Bulk concentrate	7,935	5,184	17,417	15,088
Total, excluding gains/losses on derivative contracts	$209,262	$160,484	$515,861	$448,458

Sales of products for the three- and nine-month periods ended September 30, 2020 included net losses of $9.6 million and $12.9 million, respectively, on financially-settled forward contracts for silver, gold, lead and zinc contained in our sales. Sales of products for the three- and nine-month periods ended September 30, 2019 included a net gain of $1.1 million and net loss of $0.1 million, respectively, on forward contracts. See Note 11 for more information.

Sales of products to significant customers as a percentage of total sales were as follows for the three- and nine-month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

CIBC	31%	36%	31%	24%
Ocean Partners	25%	—%	10%	—%
Korea Zinc	15%	9%	16%	16%
Teck Metals Ltd.	12%	3%	12%	7%
Scotia	—%	18%	4%	26%
Cliveden	—%	12%	—%	4%

Our trade accounts receivable balance related to contracts with customers was $28.5 million at September 30, 2020 and $12.0 million at December 31, 2019, and included no allowance for doubtful accounts.

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

We do not incur significant costs to obtain contracts, nor costs to fulfill contracts which are not addressed by other accounting standards. Therefore, we have not recognized an asset for such costs as of September 30, 2020 or December 31, 2019.

Note 7.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019
Service cost	$1,334	$1,100
Interest cost	1,404	1,620
Expected return on plan assets	(1,872)	(1,496)
Amortization of prior service cost	29	15
Amortization of net loss	1,163	1,097
Net periodic pension cost	$2,058	$2,336

	Nine Months Ended September 30,
	2020	2019
Service cost	$4,002	$3,300
Interest cost	4,212	4,860
Expected return on plan assets	(5,616)	(4,488)
Amortization of prior service cost	87	45
Amortization of net loss	3,489	3,291
Net periodic pension cost	$6,174	$7,008

For the three- and nine-month periods ended September 30, 2020 and 2019, the service cost component of net periodic pension cost is included in the same line items of our condensed consolidated financial statements as other employee compensation costs. The net expense related to all other components of net periodic pension cost of $0.7 million and $2.2 million for the three- and nine-month periods ended September 30, 2020, respectively, and $1.2 million and $3.7 million for the three- and nine-month periods ended September 30, 2019, respectively, is included in other (expense) income on our condensed consolidated statements of operations and comprehensive income (loss).

In April and August 2020, we contributed $0.4 million and $12.4 million, respectively, in shares of our common stock, and in October 2020 we contributed $6.0 million in cash, to our defined benefit plans. There are no additional contributions to the plans required in 2020. We expect to contribute approximately $0.6 million to our unfunded supplemental executive retirement plan for benefits to be paid during 2020.

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

In June 2020, the board of directors granted the following restricted stock unit awards to employees which will result in a total expense of $4.0 million:

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

In June 2020, the board of directors granted performance-based share awards to certain executive employees. The value of the awards (if any) will be based on the ranking of the market performance of our common stock relative to the performance of the common stock of a group of peer companies over the three-year measurement period ending December 31, 2022. The number of shares to be issued (if any) will be based on the value of the awards divided by the share price at grant date. The expense related to the performance-based awards (if any) will be recognized on a straight-line base over the thirty months following the date of the award.

Stock-based compensation expense for restricted stock unit and performance-based grants to employees and shares issued to nonemployee directors recorded in the first nine months of 2020 totaled $5.2 million, compared to $4.8 million in the same period last year.

In connection with the vesting of restricted stock units and other stock grants, employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations and pays the obligations in cash.  As a result, in the first nine months of 2020 we withheld 1,183,773 shares valued at approximately $2.7 million, or approximately $2.32 per share. In the first nine months of 2019 we withheld 1,060,480 shares valued at approximately $2.2 million, or approximately $2.11 per share.

Common Stock Dividends

In September 2011 and February 2012, our board of directors adopted a common stock dividend policy that has two components: (1) a dividend that links the amount of dividends on our common stock to our average quarterly realized silver price in the preceding quarter, and (2) a minimum annual dividend of $0.01 per share of common stock, in each case, payable quarterly, if and when declared. On September 1, 2020, we amended the dividend policy to (1) reduce the minimum quarterly realized silver price threshold for the first component above from $30 per ounce to $25 per ounce, and (2) increased the minimum annual dividend from $0.01 per share to $0.015 per share. For illustrative purposes only, the table below summarizes potential per share dividend amounts at different quarterly average realized price levels according to the first component of the policy, as amended in September 2020:

Quarterly average realized silver price per ounce	Quarterly dividend per share	Annualized dividend per share
$25	$0.005	$0.02
$30	$0.01	$0.04
$35	$0.02	$0.08
$40	$0.03	$0.12
$45	$0.04	$0.16
$50	$0.05	$0.20

On August 5, 2020, our board of directors declared a common stock dividend, pursuant to the minimum annual dividend component of the policy described above, of $0.0025 per share, for a total dividend of approximately $1.3 million paid in September 2020. Because the average realized silver price for the second quarter of 2020 was $18.44 per ounce, below the minimum threshold of $30 according to the policy prior to the September 2020 amendment, no silver-price-linked component was declared or paid. However, the realized price for the third quarter of 2020 was $25.32, above the minimum threshold of $25.00 according to the amended policy. As a result, on November 6, 2020, our board of directors declared a quarterly cash dividend of $0.00875 per share of common stock, consisting of $0.005 per share for the silver price-linked component and $0.00375 for the minimum annual dividend component, payable in December 2020. The declaration and payment of common stock dividends is at the sole discretion of our board of directors.

Common Stock Repurchase Program

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of September 30, 2020, a total of 934,100 shares have been purchased at an average price of $3.99 per share, leaving approximately 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at November 4, 2020, was $4.77 per share. No shares were purchased under the program during the first nine months of 2020.

Warrants

We issued 4,136,000 warrants to purchase one share of our common stock to holders of warrants to purchase Klondex common stock under the terms of the Klondex acquisition, and all of the warrants were outstanding as of September 30, 2020. Warrants to purchase 2,068,000 shares of common stock have an exercise price of $8.02 and expire in April 2032. Warrants to purchase 2,068,000 shares of common stock have an exercise price of $1.57 and expire in February 2029.

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

The Senior Notes are recorded net of a 1.16% initial purchaser discount totaling $5.5 million at the time of the February 2020 issuance. The Senior Notes bear interest at a rate of 7.25% per year from the date of issuance or from the most recent payment date on which interest has been paid or provided for.  Interest on the Senior Notes is payable on February 15 and August 15 of each year, commencing August 15, 2020. During each of the nine month periods ended September 30, 2020 and 2019, interest expense on the statement of operations and comprehensive income (loss) related to the Senior Notes and 2021 Notes and amortization of the initial purchaser discount and fees related to the issuance of the Senior Notes and 2021 Notes totaled $31.4 million and $27.2 million, respectively. Interest expense for the nine month period ended September 30, 2020 included amounts recorded for (i) interest recognized on both the Senior Notes and 2021 Notes for an overlapping period of approximately one month, as the Senior Notes were issued on February 19, 2020 and the 2021 Notes were redeemed on March 19, 2020, and (ii) $1.7 million in unamortized initial purchaser discount on the 2021 Notes upon redemption. As of September 30, 2020, the long-term debt balance on the Senior Notes was $468.3 million, consisting of the principal amount of $475.0 million less $6.7 million in unamortized discount and issuance costs. As of December 31, 2019, the long-term debt balance on the 2021 Notes was $504.7 million, consisting of the total principal amount of $506.5 million less $1.8 million in unamortized discount.

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

Investissment Québec Notes

On July 9, 2020, we entered into a note purchase agreement pursuant to which we issued CAD$50 million (approximately USD$36.8 million at the time of the transaction) in aggregate principal amount of our Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”) to Investissment Québec, a financing arm of the Québec government. Because the IQ notes are denominated in CAD, the reported USD-equivalent principal balance will change with movements in the exchange rate. The IQ Notes were issued at a premium of 103.65%, or CAD$1.8 million, implying an effective annual yield of 5.74% and an aggregate principal amount to be repaid of CAD$48.2 million. The IQ Notes were issued in four equal installments of CAD$12.5 million on July 9, August 9, September 9 and October 9, 2020, with the first installment issued net of CAD$0.6 million in fees. The IQ Notes bear interest on amounts outstanding at a rate of 6.515% per year, payable on January 9 and July 9 of each year, commencing January 9, 2021. The IQ Notes are senior and unsecured and are pari passu in all material respects with the Senior Notes, including with respect to guarantees of the IQ Notes by certain of our subsidiaries. The net proceeds from the IQ Notes are available for general corporate purposes, including open market purchases of a portion of the Senior Notes and to pay for capital expenditures at our Casa Berardi unit. Under the note purchase agreement for the IQ Notes and subject to a force majeure event, we are required to invest in the aggregate CAD$100 million at the Casa Berardi unit and other exploration and development projects in Quebec over the four-year period commencing on July 9, 2020. During the nine months ended September 30, 2020, interest expense related to the IQ Notes, including premium and origination fees, totaled $0.3 million. As of September 30, 2020, the long-term debt balance on the IQ Notes was $27.5 million, consisting of the principal amount of $27.1 million and $0.4 million in net unamortized premium and issuance costs. The final CAD$12.5 million installment for issuance of the IQ Notes was received on October 9, 2020.

Ressources Québec Notes

On March 5, 2018, we entered into a note purchase agreement pursuant to which we issued CAD$40 million (approximately USD$30.8 million at the time of the transaction) in aggregate principal amount of our Series 2018-A Senior Notes due May 1, 2021 (the “RQ Notes”) to Ressources Québec, a subsidiary of Investissment Québec. Because the RQ notes were denominated in CAD, the reported USD-equivalent principal balance changed with movements in the exchange rate. The RQ Notes were issued at a discount of 0.58%, or CAD$0.2 million, and bore interest at a rate of 4.68% per year, payable on May 1 and November 1 of each year, commencing May 1, 2018. The RQ Notes were senior and unsecured and were pari passu in all material respects with the 2021 Notes, including with respect to guarantees of the RQ Notes by certain of our subsidiaries. The net proceeds from the RQ Notes were required to be used for development and expansion of our Casa Berardi mine. In December 2019, we prepaid the obligation related to the RQ Notes through issuance of approximately 10.7 million shares of our common stock having a total value of approximately CAD$43.8 million (approximately USD$33.5 million). During the nine months ended September 30, 2019, interest expense related to the RQ Notes, including discount and origination fees, totaled $1.1 million.

Credit Facility

In July 2018, we entered into a $250 million senior secured revolving credit facility which replaced our previous $100 million credit facility. The facility has a term ending on February 7, 2023. The credit facility is collateralized by all of our personal property, including our cash and investment accounts and the equity interests in our domestic subsidiaries and the Canadian subsidiaries that own the Casa Berardi mine and Nevada operations. The credit facility is also secured by substantially all of the real and personal property of our subsidiaries holding the rights to our Greens Creek mine, the Casa Berardi mine and our Nevada operations, including mortgages on such mines and pledges of our joint venture interests holding 100% ownership of the Greens Creek mine, all of our rights and interests in the joint venture agreement relating to the Greens Creek mine, and all of our rights and interests in the assets of the Greens Creek joint venture. Below is information on the interest rates, standby fee, and financial covenant terms under our current credit facility in place as of September 30, 2020:

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

We are also able to obtain letters of credit under the facility, and for any such letters we are required to pay a participation fee of between 2.25% and 4.00% of the amount of the letters of credit based on our total leverage ratio, as well as a fronting fee to each issuing bank of 0.20% annually on the average daily dollar amount of any outstanding letters of credit. There were $20.3 million in letters of credit outstanding as of September 30, 2020.

We believe we were in compliance with all covenants under the credit agreement as of September 30, 2020.  We drew $210.0 million on the facility during the first nine months of 2020 and repaid $210.0 million of that amount during the same period, with no amount outstanding as of September 30, 2020.

Finance Leases

We have entered into various lease agreements, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units, which we have determined to be finance leases.  At September 30, 2020, the total liability balance associated with finance leases, including certain purchase option amounts, was $14.1 million, with $6.2 million of the liability classified as current and the remaining $7.9 million classified as non-current. At December 31, 2019, the total liability balance associated with finance leases was $12.6 million, with $5.4 million of the liability classified as current and $7.2 million classified as non-current. The right-of-use assets for our finance leases are recorded in properties, plants, equipment and mineral interests, net, on our condensed consolidated balance sheets and totaled $20.8 million as of September 30, 2020 and $20.6 million as of December 31, 2019, net of accumulated depreciation. Expense related to finance leases during the first nine months of 2020 and 2019 included $5.5 million and $5.1 million, respectively, for amortization of the right-of-use assets and $0.4 million and $0.6 million, respectively, for interest expense. The total obligation for future minimum lease payments was $15.0 million at September 30, 2020, with $0.9 million attributed to interest. Our finance leases had a weighted average remaining lease term of approximately 1.9 years and a weighted average discount rate of approximately 6.8%.

At September 30, 2020, the annual maturities of finance lease commitments, including interest, were (in thousands):

Twelve-month period ending September 30,
2021	$6,549
2022	4,508
2023	2,604
2024	1,328
Total	14,989
Less: imputed interest	(919)
Net finance lease obligation	$14,070

Operating Leases

We have entered into various lease agreements, primarily for equipment, buildings and other facilities, and land at our operating units and corporate offices, which we have determined to be operating leases.  Some of the operating leases allow for extension of the lease beyond the current term at our option. We have considered the likelihood and estimated duration of the extension options in determining the lease term for measurement of the liability and right-of-use asset. For our operating leases as of September 30, 2020, we have assumed a discount rate of 6.5%. At September 30, 2020, the total liability balance associated with the operating leases was $11.9 million, with $3.6 million of the liability classified as current and the remaining $8.4 million classified as non-current. The right-of-use assets for our operating leases are recorded as a non-current asset on our condensed consolidated balance sheets and totaled $11.9 million as of September 30, 2020. Lease expense on operating leases during the first nine months of 2020 and 2019 totaled $4.7 million and $5.7 million, respectively. The total obligation for future minimum operating lease payments, including assumed extensions beyond the current lease terms, was $13.6 million at September 30, 2020. The weighted-average remaining lease term for our operating leases as of September 30, 2020 was approximately 5.3 years.

At September 30, 2020, the annual maturities of undiscounted operating lease payments, including assumed extensions beyond the current lease terms, were (in thousands):

Twelve-month period ending September 30,
2021	$3,883
2022	3,120
2023	2,569
2024	1,035
2025	531
More than 5 years	2,464
Total	13,602
Effect of discounting	(1,657)
Operating lease liability	$11,945

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

In August 2020, the FASB issued ASU No. 2020-06 Debt - Debt with Conversion and Other Options (Subtopic

470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and with early adoption permitted. We are evaluating the impact of this update on our consolidated financial statements.

Note 11.    Derivative Instruments

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi and San Sebastian mines are U.S. dollar ("USD")-functional entities which routinely incur expenses denominated in Canadian dollars ("CAD") and Mexican pesos ("MXN"), respectively, and such expenses expose us to exchange rate fluctuations between the USD and CAD and MXN. In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a similar program with respect to MXN, which was not in use as of September 30, 2020. When in use, the programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of September 30, 2020, we had 143 forward contracts outstanding to buy a total of CAD$310.3 million having a notional amount of US$235.9 million. The CAD contracts are related to cash operating costs at Casa Berardi forecasted to be incurred from 2020 through 2024 and have CAD-to-USD exchange rates ranging between 1.2702 and 1.3785. There were no outstanding contracts for MXN as of September 30, 2020. Our risk management policy allows for up to 75% of our planned cost exposure for five years into the future to be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of September 30, 2020, we recorded the following balances for the fair value of the contracts:

•	a current asset of $0.5 million, which is included in other current assets;
•	a non-current asset of $0.5 million, which is included in other non-current assets;
•	a current liability of $2.0 million, which is included in current derivatives liabilities; and
•	a non-current liability of $2.1 million, which is included in other non-current liabilities.

Net unrealized losses of approximately $3.1 million related to the effective portion of the hedges were included in accumulated other comprehensive loss as of September 30, 2020. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $1.4 million in net unrealized losses included in accumulated other comprehensive loss as of September 30, 2020 would be reclassified to current earnings in the next twelve months. Net realized losses of approximately $2.8 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the nine months ended September 30, 2020. No net unrealized gains or losses related to ineffectiveness of the hedges were included in current earnings for the nine months ended September 30, 2020.

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, we use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments. The following tables summarize the quantities of metals committed under forward sales contracts at September 30, 2020 and December 31, 2019:

September 30, 2020	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2020 settlements	910	2	23,975	5,512	$23.53	$1,948	$1.02	$0.84
2021 settlements	—	—	6,945	—	N/A	N/A	$1.12	N/A
Contracts on forecasted sales
2020 settlements	—	—	827	8,543	N/A	N/A	$0.94	$0.81
2021 settlements	—	—	27,448	12,136	N/A	N/A	$1.06	$0.86

December 31, 2019	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2020 settlements	2,556	10	21,550	5,159	$17.20	$1,481	$1.04	$0.88

Contracts on forecasted sales
2020 settlements	—	—	441	11,740	N/A	N/A	$1.13	$0.98

In June 2019, we began using financially-settled put option contracts to manage the exposure of our forecasted future gold and silver sales to potential declines in market prices for those metals. These put contracts give us the option, but not the obligation, to realize established prices on quantities of silver and gold to be sold in the future. The put contracts establish the minimum ("floor") prices we would expect to be able to realize, without limiting our ability to realized higher prices when market prices exceed the put exercise prices at the time the metals are sold. As of September 30, 2020, we had put contracts that provide average floor prices of $16.13 per ounce for silver and $1,625 per ounce for gold for a total of 3.9 million silver ounces and 50,511 gold ounces, with settlement dates in the fourth quarter of 2020 and first quarter of 2021.

These forward and put option contracts are not designated as hedges and are marked-to-market through earnings each period.

As of September 30, 2020, we recorded the following balances for the fair value of the forward and put option contracts held at that time:

•	a current liability of $10.2 million, which is included in current derivatives liabilities and is net of $1.8 million for contracts in a fair value current asset position; and
•	a non-current liability of $45 thousand, which is included in other current liabilities.

We recognized a $12.9 million net loss during the first nine months of 2020 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $12.8 million net loss during the first nine months of 2020 on the contracts utilized to manage exposure to prices for forecasted future sales. The net loss on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future sales, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net loss for the first nine months of 2020 is the result of increasing silver, gold and zinc prices, partially offset by decreasing lead prices. During the third quarter of 2019, we settled, prior to their maturity date, forward contracts in a gain position for cash proceeds to us of approximately $6.7 million, with no such early settlements in 2020. These programs, when utilized and the contracts are not settled prior to their maturity dates, are designed to mitigate the impact of potential future declines in silver, gold, lead and zinc prices from the price levels established in the contracts (see average price information above). When those prices increase compared to the contracts, we incur losses on the contracts.

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our revolving credit agreement would cause a default under the derivative contract. As of September 30, 2020, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these agreements was $16.2 million as of September 30, 2020, which includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at September 30, 2020, we could have been required to settle our obligations under the agreements at their termination value of $16.2 million.

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

Description	Balance at September 30, 2020	Balance at December 31, 2019	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$98,669	$62,452	Level 1
Available for sale securities:
Equity securities – mining industry	17,362	6,207	Level 1
Trade accounts receivable:
Receivables from concentrate and carbon sales	28,464	11,952	Level 2
Restricted cash balances:
Certificates of deposit and other deposits	1,053	1,025	Level 1
Derivative contracts:
Foreign exchange contracts	1,009	1,184	Level 2
Metal forward and put option contracts	—	—	Level 2
Total assets	$146,557	$82,820

Liabilities:
Derivative contracts:
Foreign exchange contracts	$4,130	$1,437	Level 2
Metal forward and put option contracts	10,261	5,777	Level 2
Total liabilities	$14,391	$7,214

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

Our Senior Notes, which were recorded at their carrying value of $468.3, net of unamortized initial purchaser discount and issuance costs at September 30, 2020, had a fair value of $514.6 million at September 30, 2020. Quoted market prices, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. See Note 9 for more information.

Note 13.    Guarantor Subsidiaries

Presented below are Hecla’s unaudited interim condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of Hecla's subsidiaries of the Senior Notes and IQ Notes (see Note 9 for more information). The Guarantors consist of the following of Hecla's 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Hecla Montana, Inc.; Revett Silver Company; RC Resources, Inc.; Troy Mine Inc.; Revett Exploration, Inc.; Revett Holdings, Inc.; Mines Management, Inc.; Newhi, Inc.; Montanore Minerals Corp.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; Hecla Juneau Mining Company; Klondex Holdings Inc.; Klondex Gold & Silver Mining Co.; Klondex Midas Holdings Limited; Klondex Aurora Mine Inc.; Klondex Hollister Mine Inc.; and Hecla Quebec, Inc. We completed the offering of the Senior Notes on February 19, 2020 under our shelf registration statement previously filed with the SEC. We issued the four equal tranches of IQ Notes on July 9, August 9, September 9 and October 9, 2020.

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

Unaudited Interim Condensed Consolidating Balance Sheets

	As of September 30, 2020
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$54,986	$27,180	$16,503	$—	$98,669
Other current assets	7,670	121,535	7,356	(74)	136,487
Properties, plants, equipment and mineral interests - net	1,913	2,331,450	8,675	—	2,342,038
Intercompany receivable (payable)	(46,498)	(508,931)	216,536	338,893	—
Investments in subsidiaries	1,665,459	—	—	(1,665,459)	—
Other non-current assets	286,403	25,194	(117,489)	(156,152)	37,956
Total assets	$1,969,933	$1,996,428	$131,581	$(1,482,792)	$2,615,150
Liabilities and Shareholders' Equity
Current liabilities	$(268,234)	$175,677	$1,206	$216,742	$125,391
Long-term debt	495,839	16,000	238	—	512,077
Non-current portion of accrued reclamation	—	93,530	6,542	—	100,072
Non-current deferred tax liability	—	163,581	—	(34,075)	129,506
Other non-current liabilities	48,680	4,737	1,039	—	54,456
Shareholders' equity	1,693,648	1,542,903	122,556	(1,665,459)	1,693,648
Total liabilities and shareholders' equity	$1,969,933	$1,996,428	$131,581	$(1,482,792)	$2,615,150

	As of December 31, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$33,750	$15,357	$13,345	$—	$62,452
Other current assets	9,725	89,722	17,299	(74)	116,672
Properties, plants, equipment and mineral interests - net	1,913	2,410,458	11,327	—	2,423,698
Intercompany receivable (payable)	(28,381)	(579,830)	216,632	391,579	—
Investments in subsidiaries	1,636,802	—	—	(1,636,802)	—
Other non-current assets	289,422	24,325	(121,981)	(157,280)	34,486
Total assets	$1,943,231	$1,960,032	$136,622	$(1,402,577)	$2,637,308
Liabilities and Shareholders' Equity
Current liabilities	$(309,293)	$155,441	$8,334	$262,492	$116,974
Long-term debt	504,729	17,271	761	—	522,761
Non-current portion of accrued reclamation	—	96,389	7,404	—	103,793
Non-current deferred tax liability	—	166,549	—	(28,267)	138,282
Other non-current liabilities	55,372	6,577	1,126	—	63,075
Shareholders' equity	1,692,423	1,517,805	118,997	(1,636,802)	1,692,423
Total liabilities and shareholders' equity	$1,943,231	$1,960,032	$136,622	$(1,402,577)	$2,637,308

Unaudited Interim Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2020
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(9,558)	$200,124	$9,137	$—	$199,703
Cost of sales	(1,268)	(99,530)	(5,179)	—	(105,977)
Depreciation, depletion, amortization	—	(39,457)	(781)	—	(40,238)
General and administrative	(4,716)	(6,688)	(309)	—	(11,713)
Exploration and pre-development	(2)	(2,977)	(1,187)	—	(4,166)
Loss on derivative contracts	(6,666)	—	—	—	(6,666)
Acquisition costs	(2)	—	—	—	(2)
Equity in earnings of subsidiaries	21,895	—	—	(21,895)	—
Other (expense) income	14,066	(19,594)	2,298	(12,450)	(15,680)
Income (loss) before income taxes	13,749	31,878	3,979	(34,345)	15,261
(Provision) benefit from income taxes	(121)	(13,211)	(751)	12,450	(1,633)
Net income (loss)	13,628	18,667	3,228	(21,895)	13,628
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common shareholders	13,490	18,667	3,228	(21,895)	13,490
Net income (loss)	13,628	18,667	3,228	(21,895)	13,628
Changes in comprehensive income (loss)	6,150	—	—	—	6,150
Comprehensive income (loss)	$19,778	$18,667	$3,228	$(21,895)	$19,778

	Nine Months Ended September 30, 2020
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(12,877)	$491,860	$24,000	$—	$502,983
Cost of sales	(2,596)	(266,986)	(15,135)	—	(284,717)
Depreciation, depletion, amortization	—	(116,178)	(3,149)	—	(119,327)
General and administrative	(9,520)	(16,816)	(1,295)	—	(27,631)
Exploration and pre-development	(25)	(6,777)	(2,954)	—	(9,756)
Loss on derivative contracts	(12,775)	—	—	—	(12,775)
Acquisition costs	(13)	—	—	—	(13)
Equity in earnings of subsidiaries	28,624	—	—	(28,624)	—
Other (expense) income	(8,245)	(40,191)	3,882	(20,598)	(65,152)
Income (loss) before income taxes	(17,427)	44,912	5,349	(49,222)	(16,388)
(Provision) benefit from income taxes	(158)	(19,812)	(1,825)	20,598	(1,197)
Net income (loss)	(17,585)	25,100	3,524	(28,624)	(17,585)
Preferred stock dividends	(414)	—	—	—	(414)
Income (loss) applicable to common shareholders	(17,999)	25,100	3,524	(28,624)	(17,999)
Net income (loss)	(17,585)	25,100	3,524	(28,624)	(17,585)
Changes in comprehensive income (loss)	(2,801)	—	—	—	(2,801)
Comprehensive income (loss)	$(20,386)	$25,100	$3,524	$(28,624)	$(20,386)

	Three Months Ended September 30, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$1,049	$144,999	$15,484	$—	$161,532
Cost of sales	(472)	(85,829)	(9,577)	—	(95,878)
Depreciation, depletion, amortization	—	(47,448)	(3,326)	—	(50,774)
General and administrative	(2,951)	(4,722)	(305)	—	(7,978)
Exploration and pre-development	(3)	(4,315)	(1,371)	—	(5,689)
Research and development	—	37	(90)	—	(53)
Gain on derivative contracts	(4,718)	—	—	—	(4,718)
Acquisition costs	(100)	(83)	—	—	(183)
Equity in earnings of subsidiaries	(6,761)	—	—	6,761	—
Other expense	(5,560)	(8,523)	451	(3,757)	(17,389)
Income (loss) before income taxes	(19,516)	(5,884)	1,266	3,004	(21,130)
(Provision) benefit from income taxes	—	(625)	(1,518)	3,757	1,614
Net income (loss)	(19,516)	(6,509)	(252)	6,761	(19,516)
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common shareholders	(19,654)	(6,509)	(252)	6,761	(19,654)
Net income (loss)	(19,516)	(6,509)	(252)	6,761	(19,516)
Changes in comprehensive income (loss)	(3,288)	—	—	—	(3,288)
Comprehensive income (loss)	$(22,804)	$(6,509)	$(252)	$6,761	$(22,804)

	Nine Months Ended September 30, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(136)	$409,339	$39,118	$—	$448,321
Cost of sales	(1,190)	(280,397)	(29,615)	—	(311,202)
Depreciation, depletion, amortization	—	(132,104)	(6,934)	—	(139,038)
General and administrative	(12,110)	(13,571)	(1,174)	—	(26,855)
Exploration and pre-development	(22)	(10,645)	(5,424)	—	(16,091)
Research and development	—	(521)	(93)	—	(614)
Gain/(loss) on derivative contracts	(2,719)	—	—	—	(2,719)
Acquisition costs	(221)	(219)	(153)	—	(593)
Equity in earnings of subsidiaries	(77,563)	—	—	77,563	—
Other (expense) income	2,382	(54,975)	2,383	(12,589)	(62,799)
Income (loss) before income taxes	(91,579)	(83,093)	(1,892)	64,974	(111,590)
(Provision) benefit from income taxes	(2)	6,864	558	12,589	20,009
Net income (loss)	(91,581)	(76,229)	(1,334)	77,563	(91,581)
Preferred stock dividends	(414)	—	—	—	(414)
Income (loss) applicable to common shareholders	(91,995)	(76,229)	(1,334)	77,563	(91,995)
Net income (loss)	(91,581)	(76,229)	(1,334)	77,563	(91,581)
Changes in comprehensive income (loss)	4,511	—	—	—	4,511
Comprehensive income (loss)	$(87,070)	$(76,229)	$(1,334)	$77,563	$(87,070)

Unaudited Interim Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2020
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$47,945	$144,109	$23,494	$(99,656)	$115,892
Cash flows from investing activities:
Additions to properties, plants, equipment and mineral interests	—	(53,846)	(536)	—	(54,382)
Other investing activities, net	(28,657)	262	(1,617)	28,656	(1,356)
Cash flows from financing activities:
Dividends paid to shareholders	(4,365)	—	—	—	(4,365)
Borrowings on debt	707,107	—	—	—	707,107
Payments on debt	(716,500)	(4,246)	—	—	(720,746)
Other financing activity, net	15,706	(73,632)	(17,106)	71,000	(4,032)
Effect of exchange rates on cash	—	(796)	(1,077)	—	(1,873)
Changes in cash, cash equivalents and restricted cash and cash equivalents	21,236	11,851	3,158	—	36,245
Beginning cash, cash equivalents and restricted cash and cash equivalents	33,750	16,382	13,345	—	63,477
Ending cash, cash equivalents and restricted cash and cash equivalents	$54,986	$28,233	$16,503	$—	$99,722

	Nine Months Ended September 30, 2019
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(140,110)	$92,042	$(15,242)	$126,919	$63,609
Cash flows from investing activities:
Additions to properties, plants, equipment and mineral interests	—	(56,329)	(41,009)	—	(97,338)
Acquisitions of other companies, net of cash acquired	—		—	—	—
Other investing activities, net	72,128	42	1,415	(72,128)	1,457
Cash flows from financing activities:
Dividends paid to shareholders	(4,070)	—	—	—	(4,070)
Borrowings on debt	245,000	—	—	—	245,000
Payments on debt	(195,000)	(4,965)	(519)	—	(200,484)
Other financing activity, net	34,769	(38,672)	55,869	(54,791)	(2,825)
Effect of exchange rates on cash	—	257	—	—	257
Changes in cash, cash equivalents and restricted cash and cash equivalents	12,717	(7,625)	514	—	5,606
Beginning cash, cash equivalents and restricted cash and cash equivalents	6,266	18,258	3,890	—	28,414
Ending cash, cash equivalents and restricted cash and cash equivalents	$18,983	$10,633	$4,404	$—	$34,020

Forward Looking Statements

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Hecla Mining Company and our subsidiaries have provided precious and base metals to the U.S. and worldwide since 1891. We discover, acquire and develop mines and other mineral interests and produce and market (i) concentrates containing silver, gold (in the case of Greens Creek), lead and zinc, (ii) carbon material containing silver and gold, and (iii) unrefined doré containing silver and gold.

The lead, zinc and bulk concentrates and carbon material we produce is sold to custom smelters, brokers and third-party processors, and the unrefined doré we produce is sold to refiners or further refined before sale of the metals to traders.  We are organized into five segments that encompass our operating and development units:  Greens Creek, Lucky Friday, Casa Berardi, San Sebastian and Nevada Operations. The map below shows the locations of our operating units, our exploration and pre-development projects, as well as our corporate offices located in Coeur d'Alene, Idaho and Vancouver, British Columbia.

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

The COVID-19 outbreak impacted our operations in the first nine months of 2020, including curtailing our expected production of gold at Casa Berardi. In addition, we have incurred additional costs of approximately $1.9 million in the first nine months of 2020 related to quarantining employees at Greens Creek, which started in late March 2020. See each segment section below for information on how those operations have been impacted by COVID-19. To mitigate the impact of COVID-19, we have taken precautionary measures, including implementing operational plans and practices and increasing our cash reserves through a temporary draw-down of our revolving credit facility, which has since been fully repaid. As long as they are required, the operational practices implemented could continue to have an adverse impact on our operating results due to additional costs or deferred production and revenues. There is uncertainty related to the potential additional impacts COVID-19 could have on our operations and financial results for the year. See Part II, Item IA. Risk Factors - Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may materially and adversely affect our business or financial results in our Form 10-Q for the quarter ended March 31, 2020 for information on how restrictions related to COVID-19 have recently affected some of our operations.

A number of key factors may impact the execution of our strategy, including regulatory issues and metals prices. Metals prices can be very volatile. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control. The average realized prices of silver and gold were higher, and the average prices for lead and zinc lower, in the first nine months of 2020 compared to the comparable period last year, as illustrated by the table in Results of Operations below. While we believe longer-term global economic and industrial trends could result in continued demand for the metals we produce, prices have been volatile and there can be no assurance that current prices will continue.

We currently have outstanding $475 million of Senior Notes due February 15, 2028 ("Senior Notes") which bear interest at a rate of 7.25% per year. The $469.5 million in net proceeds from the Senior Notes were used, along with cash on hand, to redeem, in March 2020, our previously-outstanding 6.875% Senior Notes that were due in 2021 and had a principal balance of $506.5 million ("2021 Notes"). As a precaution due to uncertainties of the duration, severity and scope of the COVID-19 outbreak, we drew $210 million under our revolving credit facility during the first quarter of 2020; however, we repaid all of that amount during the second and third quarters of 2020, with no amount outstanding as of the end of the third quarter. When amounts are drawn on the revolving credit facility, they are subject to a variable rate of interest. In addition, in July 2020 we agreed to issue CAD$50 million (approximately USD$36.8 million at the time of the transaction) in aggregate principal amount of senior unsecured notes to Investissment Québec, a financing arm of the Québec government ("IQ Notes"). The IQ Notes mature in July 2025 and bear interest at a rate of 6.515% per year. The IQ Notes were issued at a premium of 103.65%, implying an effective annual yield of 5.74% and an aggregate principal amount to be repaid of CAD$48.2 million. The IQ Notes were issued in four equal installments of CAD$12.5 million in July, August, September and October 2020, with the first installment issued net of CAD$0.6 million in fees. The net proceeds from the IQ Notes are available for general corporate purposes, including for open market purchases of a portion of the Senior Notes and to pay capital expenditures at our Casa Berardi unit. Under the note purchase agreement for the IQ Notes and subject to a force majeure event, we are required to invest in the aggregate CAD$100 million at the Casa Berardi unit and other exploration and development projects in Quebec over the four-year period commencing on July 9, 2020. See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our debt arrangements. As discussed in the Financial Liquidity and Capital Resources section below, we believe that we will be able to meet the obligations associated with the Senior Notes, IQ Notes and amounts drawn on our revolving credit facility; however, a number of factors could impact our ability to meet our debt obligations and fund our business.

We generated positive cash flows at San Sebastian each year from 2016 through the first nine months of 2020. However, that mine is expected to end production in the fourth quarter of 2020, and there can be no assurance that we will be able to develop and operate San Sebastian beyond that time.

As further discussed in The Lucky Friday Segment section below, the union employees at Lucky Friday were on strike from March 13, 2017 until the strike ended on January 7, 2020. Re-staffing of the mine has been substantially completed with ramp-up activities ahead of schedule, and the mine has returned to full production starting with the fourth quarter of 2020. However, there can be no assurance we will operate as currently anticipated.

We strive to achieve excellent mine safety and health performance. We seek to implement this goal by: training employees in safe work practices; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; involving employees in the establishment of safety standards; and participating in the National Mining Association’s CORESafety program. We attempt to implement reasonable best practices with respect to mine safety and emergency preparedness. We work with the Mine Safety and Health Administration, the Commission of Labor Standards, Pay Equity and Occupational Health and Safety in Quebec, and the Mexico Ministry of Economy and Mining to address issues outlined in any investigations and inspections and continue to evaluate our safety practices. Achieving and maintaining compliance with regulations will be challenging and may increase our operating costs. See Item 1A. Risk Factors - We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law in our annual report filed on Form 10-K for the year ended December 31, 2019.

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

Results of Operations

Sales of products by metal for the three- and nine-month periods ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Silver	$79,684	$40,588	$179,013	$122,392
Gold	98,457	103,889	278,363	261,734
Lead	13,370	7,114	32,244	22,809
Zinc	26,779	15,292	65,540	62,995
Less: Smelter and refining charges	(18,587)	(5,351)	(52,177)	(21,609)
Sales of products	$199,703	$161,532	$502,983	$448,321

The fluctuations in sales of products in the third quarter and first nine months of 2020 compared to the same periods of 2019 are primarily due to the following two factors:

•

Higher average realized silver and gold prices in the third quarter and first nine months of 2020 compared to the same periods in 2019. Average realized zinc prices were higher in the third quarter of 2020, but lower in the first nine months of the year compared to 2019, while lead prices were lower for both periods. These price variances are illustrated in the table below.

		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Silver –	London PM Fix ($/ounce)	$24.40	$17.02	$19.22	$15.83
	Realized price per ounce	$25.32	$18.18	$19.72	$16.21
Gold –	London PM Fix ($/ounce)	$1,911	$1,474	$1,735	$1,363
	Realized price per ounce	$1,929	$1,475	$1,745	$1,374
Lead –	LME Final Cash Buyer ($/pound)	$0.85	$0.92	$0.81	$0.90
	Realized price per pound	$0.86	$0.93	$0.81	$0.90
Zinc –	LME Final Cash Buyer ($/pound)	$1.06	$1.06	$0.97	$1.18
	Realized price per pound	$1.04	$0.97	$0.94	$1.16

Average realized prices typically differ from average market prices primarily because concentrate sales at Greens Creek (our largest segment) are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement.  For the third quarter and first nine months of 2020, we recorded net positive price adjustments to provisional settlements of $4.3 million and $5.3 million, respectively, compared to net positive price adjustments of $0.6 million and net negative adjustments of $0.1 million, respectively, in the 2019 periods. The price adjustments related to silver, gold, lead and zinc contained in our concentrate shipments were partially offset in the 2020 periods, and largely offset in the 2019 periods, by gains and losses on forward contracts for those metals. See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate, doré and carbon material shipped during the period.

•

Higher sales quantities for silver, lead and zinc, partially offset by lower gold quantities, in the third quarter and first nine months of 2020 compared to the same periods of 2019. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, The San Sebastian Segment and The Nevada Operations Segment sections below for more information on metals production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Silver -	Ounces produced	3,541,371	3,251,350	10,190,621	9,193,246
	Payable ounces sold	3,147,048	2,232,691	9,077,966	7,549,360
Gold -	Ounces produced	41,174	77,311	159,948	198,100
	Payable ounces sold	51,049	69,760	159,550	189,823
Lead -	Tons produced	9,750	6,107	24,620	17,406
	Payable tons sold	7,792	3,817	19,948	12,628
Zinc -	Tons produced	17,997	15,413	48,699	42,672
	Payable tons sold	12,892	7,878	34,717	27,234

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

We recorded income applicable to common shareholders of $13.5 million ($0.03 per basic common share) for the third quarter of 2020 and a loss applicable to common shareholders of $18.0 million ($0.03 per basic common share) for the first nine months of 2020, compared to losses applicable to common shareholders of $19.7 million ($0.04 per basic common share) and $92.0 million ($0.19 per basic common share) for the third quarter and first nine months of 2019, respectively. The following twelve factors impacted the results for the third quarter and first nine months of 2020 compared to the same periods in 2019:

•	Variances in gross profit (loss) at our operating units as follows (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Variance	2020	2019	Variance
Greens Creek	$42.4	$18.5	$23.9	$74.3	$54.3	$20.0
Lucky Friday	(0.7)	—	(0.7)	(0.7)	—	(0.7)
Casa Berardi	(0.3)	0.5	(0.8)	2.0	(18.2)	20.2
San Sebastian	3.2	2.6	0.6	5.7	2.7	3.0
Nevada Operations	8.8	(6.7)	15.5	17.6	(40.7)	58.3
Total gross profit	$53.4	$14.9	$38.5	$98.9	$(1.9)	$100.8

See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, The San Sebastian Segment, and The Nevada Operations Segment sections below.

•

Higher general and administrative expense by $3.7 million and $0.8 million in the third quarter and first nine months of 2020, respectively, compared to the same periods of 2019 primarily due to increase accruals for incentive compensation.

•

Exploration and pre-development expense decreased by $1.5 million and $6.3 million in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019. In the first nine months of 2020, exploration was primarily at our San Sebastian and Casa Berardi units.

•

Higher other operating expense by $3.1 million and $4.2 million in the third quarter and first nine months of 2020, respectively, compared to the same periods of 2019 primarily due to costs for an ongoing project to identify and implement potential operational improvements at Casa Berardi.

•

Ramp-up and suspension costs were lower by $2.2 million in the third quarter of 2020, but higher by $15.3 million in first nine months of the year, compared to the same periods of 2019. The decrease in the third quarter was due to increased production at Lucky Friday. The increase in the nine-month period was due to (i) higher costs at Lucky Friday due to the transition of production from salary to hourly personnel and the recall, hire and training of the returning hourly workforce, (ii) placement of the Midas and Hollister mines and Aurora mill in Nevada on care-and-maintenance, and (iii) the temporary suspension of operations at Casa Berardi and San Sebastian in response to COVID-19, which lead to lower production at those operations. See The Lucky Friday Segment, The Nevada Operations Segment, The Casa Berardi Segment and The San Sebastian Segment sections below.

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

•

A $0.7 million loss recognized in the second quarter of 2020 on the write-down of equipment at Nevada Operations determined to be held-for-sale compared to a $4.6 million loss recognized in the second quarter of 2019 on the write-down of exploration interests that were held for sale in Quebec.

•

Unrealized gains on investments of $4.0 million and $9.4 million, respectively, in the third quarter and first nine months of 2020, compared to losses of $0.1 million and $1.2 million, respectively, in the same periods of 2019 due to changes in the prices of shares in other mining companies held by us.

•

Losses on metal derivatives contracts of $6.7 million and $12.8 million in the third quarter and first nine months of 2020, respectively, compared to losses of $4.7 million and $2.7 million in the third quarter and first nine months of 2019, respectively. During the third quarter of 2019, we settled, prior to their maturity date, contracts in a gain position for cash proceeds to us of approximately $6.7 million, with no such early settlements in the 2020 periods. See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

•

Foreign exchange net losses of $2.2 million in the third quarter of 2020 and gain of $1.2 million in the first nine months of 2020 versus a net gain of $0.8 million in the third quarter of 2019 and loss of $6.7 million in the first nine months of 2019. The variances are primarily related to the impact of changes in the CAD-to-USD exchange rate on the remeasurement of our net monetary liabilities in Quebec. During the first nine months of 2020, the applicable CAD-to-USD exchange rate increased from 1.2989 to 1.3333, compared to a decrease in the rate from 1.3643 to 1.3243 during the first nine months of 2019.

•

Higher interest expense by $5.1 million in the first nine months of 2020 compared to the same period of 2019, with the increase resulting from (i) interest recognized on both the Senior Notes and 2021 Notes for an overlapping period of almost one month, as the Senior Notes were issued on February 19, 2020 and the 2021 Notes were redeemed on March 19, 2020, (ii) $1.7 million in unamortized initial purchaser discount on the 2021 Notes recognized as expense upon their redemption and (iii) higher interest related to amounts drawn on our revolving credit facility.

•

Income tax provisions of $1.6 million and $1.2 million in the third quarter and first nine months of 2020, respectively, compared to benefits of $1.6 million and $20.0 million, respectively, in the comparable 2019 periods. The provisions in the third quarter and first nine months of 2020 were primarily the result of income in Canada and Mexico. In Nevada, we had income in the third quarter of 2020 and losses in the first nine months of the year. The benefits for the third quarter and first nine months of 2019 were due to losses in Nevada and Quebec.

The Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$93,494	$59,015	$232,218	$194,542
Cost of sales and other direct production costs	(39,322)	(31,467)	(120,758)	(108,009)
Depreciation, depletion and amortization	(11,735)	(9,008)	(37,152)	(32,228)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(51,057)	(40,475)	(157,910)	(140,237)
Gross profit	$42,437	$18,540	$74,308	$54,305
Tons of ore milled	215,237	213,557	629,316	629,752
Production:
Silver (ounces)	2,634,436	2,544,018	8,164,062	7,149,035
Gold (ounces)	12,838	13,684	38,215	41,269
Zinc (tons)	16,187	15,073	44,858	41,330
Lead (tons)	5,909	5,258	16,996	14,668
Payable metal quantities sold:
Silver (ounces)	2,311,477	1,565,873	7,158,933	5,545,422
Gold (ounces)	9,924	9,863	32,600	32,466
Zinc (tons)	11,666	7,218	31,968	26,213
Lead (tons)	4,214	3,045	12,907	10,199
Ore grades:
Silver ounces per ton	15.04	15.01	15.79	14.28
Gold ounces per ton	0.08	0.10	0.08	0.10
Zinc percent	8.17%	7.70%	7.76%	7.28%
Lead percent	3.26%	3.00%	3.22%	2.86%
Mining cost per ton	$72.37	$81.16	$78.97	$80.15
Milling cost per ton	$33.22	$36.67	$36.77	$35.89
Total Cash Cost, After By-product Credits, Per Silver Ounce (1)	$4.12	$2.05	$4.99	$1.67
All-In Sustaining Costs ("AISC"), After By-Product Credits, per Silver Ounce (1)	$7.70	$6.05	$7.57	$5.28

(1)

A reconciliation of these non-GAAP measures to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP). At Greens Creek, gold, zinc and lead are considered to be by-products of our silver production, and the values of these metals therefore offset operating costs within our calculations of Cash Cost, After By-product Credits, per Silver Ounce.

Restrictions imposed by the State of Alaska beginning in late March in response to the COVID-19 pandemic, including the requirement for employees returning to Alaska to self-quarantine for 14 days (changed in June to 7 days), has caused us to revise the normal operating procedures and incur additional costs for staffing operations at Greens Creek. These or other potential restrictions could have a material impact if they continue longer than anticipated or become broader.

The $23.9 million and $20.0 million increases in gross profit in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019, are due to higher realized prices for silver and gold and higher sales volumes, partially offset by higher treatment costs and lower average realized lead prices. Average realized zinc prices were higher in the third quarter of 2020, but lower in the first nine months of 2020, compared to the 2019 periods. Treatment costs were higher by $10.9 million and $25.8 million, respectively, for the third quarter and first nine months of 2020, compared to the same periods of 2019, primarily due to unfavorable changes in smelter terms. Treatment costs for the first quarter of 2020 were also impacted by failure by a metals trader customer to perform its obligation to purchase a spot sale of concentrate, for which we are seeking compensation, although there can be no assurance we will be successful.

Mining and milling cost per ton were lower by 11% and 9%, respectively, in the third quarter of 2020. Mining costs were lower by 1% and milling costs were higher by 2% for the first nine months of 2020 compared to the same periods of 2019. The decrease in mining costs in the third quarter was mainly due to lower costs for labor, power and consumables, with the decrease in mill costs attributed to lower power costs.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the third quarter and first nine months of 2020 versus the same periods in 2019:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash Cost, Before By-product Credits, per Silver Ounce	$24.30	$20.77	$22.11	$20.99
By-product credits	(20.18)	(18.72)	(17.12)	(19.32)
Cash Cost, After By-product Credits, per Silver Ounce	$4.12	$2.05	$4.99	$1.67

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
AISC, Before By-product Credits, per Silver Ounce	$27.88	$24.77	$24.69	$24.60
By-product credits	(20.18)	(18.72)	(17.12)	(19.32)
AISC, After By-product Credits, per Silver Ounce	$7.70	$6.05	$7.57	$5.28

The increases in Cash Cost and AISC, After By-product Credits, per Silver Ounce for the third quarter and first nine months of 2020 were due to higher treatment and other costs, partially offset by higher silver production. By-product credits per silver ounce were higher in the third quarter of 2020, but lower in the first nine months of the year, compared to the same periods of 2019. The combined impact of these factors was partially offset by lower capital spending in the case of AISC, After By-product Credits, per Silver Ounce.

Mining and milling costs decreased in the third quarter and first nine months of 2020 compared to 2019 on a per-ounce basis due primarily to higher silver production resulting from increased silver grades.

Other cash costs per ounce for the third quarter and first nine months of 2020 were higher compared to 2019 on a per-ounce basis primarily due to higher mine license taxes and costs for COVID-19 mitigation, partially offset by higher silver production.

Treatment costs per ounce were higher in the third quarter and first nine months of 2020 compared to 2019 as a result of unfavorable changes in smelter terms and higher silver prices, partially offset by higher silver production, with costs in the first quarter of 2020 also impacted by the failure by a metals trader customer to perform its obligation to purchase a spot sale of concentrate, as discussed above. Treatment costs include the value of silver not payable to us through the smelting process. The silver not payable to us is either recovered by the smelters through further processing or ultimately not recovered and included in the smelters' waste material.

By-product credits per ounce increased in the third quarter of 2020 compared to the third quarter of 2019 due to higher gold prices, partially offset by lower lead prices and the impact of higher silver production, which causes the by-product credits to be less on a per-silver ounce basis. By-product credits increased in the first nine months of 2020 compared to the same period of 2019 due to higher gold prices and higher zinc and lead production, partially offset by lower zinc and lead prices, but were lower on a per-silver ounce basis due to the impact of higher silver production.

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

While revenue from gold, zinc and lead by-products is significant, we believe that identification of silver as the primary product of the Greens Creek unit is appropriate because:

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

Likewise, we believe the identification of gold, zinc and lead as by-product credits is appropriate because of their lower economic value compared to silver and due to the fact that silver is the primary product we intend to produce. In addition, we have not consistently received sufficient revenue from any single by-product metal to warrant classification of such as a co-product.

We periodically review our revenues to ensure that reporting of primary products and by-products is appropriate.  Because we consider gold, zinc and lead to be by-products of our silver production, the values of these metals offset operating costs within our calculations of Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce.

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$20,812	$4,017	$35,097	$11,150
Cost of sales and other direct production costs	(18,544)	(3,718)	(30,635)	(10,258)
Depreciation, depletion and amortization	(2,956)	(300)	(5,152)	(891)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(21,500)	(4,018)	(35,787)	(11,149)
Gross profit (loss)	$(688)	$(1)	$(690)	$1
Tons of ore milled	55,050	13,254	109,951	40,754
Production:
Silver (ounces)	636,389	115,682	1,201,674	416,456
Lead (tons)	3,841	849	7,624	2,738
Zinc (tons)	1,810	340	3,841	1,342
Payable metal quantities sold:
Silver (ounces)	585,119	107,992	1,110,568	372,103
Lead (tons)	3,579	771	7,042	2,428
Zinc (tons)	1,226	660	2,749	1,021
Ore grades:
Silver ounces per ton	12.10	9.33	11.43	10.95
Lead percent	7.35%	7.01%	7.33%	7.40%
Zinc percent	3.76%	3.13%	3.89%	3.91%

The $0.7 million in gross loss for the third quarter and first nine months of 2020 is related to forward contracts for metals contained in concentrate shipments in the third quarter. The increases in ore tonnage and metals production in the third quarter and first nine months of 2020 compared to the same periods in 2019 are the result of a ramp-up in production following the strike that ended in January 2020 (discussed further below).

Many of the employees at our Lucky Friday unit are represented by a union, and the previous collective bargaining agreement with the union expired on April 30, 2016. The unionized employees were on strike from March 13, 2017 until January 7, 2020, when the union ratified a new collective bargaining agreement. Salaried personnel performed limited production and capital improvements from July 2017 until the end of the strike. Re-staffing of the mine commenced in the first quarter of 2020. We have substantially completed the re-staffing process with the ramp-up ahead of schedule, and the mine has returned to full production starting with the fourth quarter of 2020. Costs related to ramp-up activities totaled $5.4 million in the first nine months of 2020, including a credit of $3.8 recognized in the third quarter of 2020, and suspension-related costs during the strike in the third quarter and first nine months of 2019 totaled $2.7 million and $5.7 million, respectively. The credit in the third quarter of 2020 was the result of revenues exceeding costs, primarily due to an increase in silver prices, in spite of not yet reaching full production levels in that period. These costs and credit are combined with non-cash depreciation expense of $2.2 million and $6.3 million for the third quarter and first nine months of 2020, respectively, and $1.0 million and $3.1 million for the third quarter and first nine months of 2019, respectively, in a separate line item on our consolidated statements of operations. These restart and suspension costs are excluded from the calculation of gross profit, Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce, when presented.

See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for a contingency related to groundwater monitoring at the Lucky Friday mine in prior periods.

The Casa Berardi Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$53,554	$53,453	$149,731	$139,015
Cost of sales and other direct production costs	(36,350)	(33,916)	(96,579)	(103,433)
Depreciation, depletion and amortization	(17,471)	(19,090)	(51,149)	(53,806)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(53,821)	(53,006)	(147,728)	(157,239)
Gross profit (loss)	$(267)	$447	$2,003	$(18,224)
Tons of ore milled	288,682	337,351	900,720	1,014,698
Production:
Gold (ounces)	26,405	36,547	83,913	99,616
Silver (ounces)	3,855	6,637	15,284	21,041
Payable metal quantities sold:
Gold (ounces)	28,133	35,811	85,969	101,071
Silver (ounces)	4,769	7,190	17,575	20,552
Ore grades:
Gold ounces per ton	0.114	0.128	0.114	0.120
Silver ounces per ton	0.02	0.02	0.02	0.03
Mining cost per ton	$92.74	$80.67	$80.15	$80.97
Milling cost per ton	$28.35	$18.39	$23.74	$17.50
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,398	$966	$1,181	$1,055
AISC, After By-product Credits, per Gold Ounce (1)	$1,855	$1,348	$1,493	$1,373

(1)

A reconciliation of these non-GAAP measures to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP). At Casa Berardi, silver is considered to be a by-product of our gold production, and the value of silver therefore offsets operating costs within our calculations of Cash Cost, After By-product Credits, per Gold Ounce.

Gross profit decreased by $0.7 million in the third quarter of 2020 compared to the third quarter of 2019 due to lower gold production and higher milling and administrative costs, partially offset by higher gold prices.  Gross profit increased by $20.2 million for the first nine months of 2020 compared to the same period of 2019 due to higher gold prices, partially offset by lower gold production and higher milling and administrative costs.  The decrease in gold volume was primarily due to lower mill throughput and ore grades.  The lower throughput was due to major mill maintenance activities that resulted in a longer period of mill down-time than anticipated, with throughput and grades impacted by a delay in the availability of higher-grade underground stopes as a result of ground condition challenges.  We anticipate ore from these higher-grade stopes to be mined and processed in the fourth quarter of 2020. The higher milling and administrative costs resulted from the maintenance activities and an increase in pre-crushing of open pit ore to aid in recovery, and costs for COVID-19 mitigation.  Gold production for the first nine months of 2020 was also impacted by a government COVID-19-related order. In late March, the Government of Quebec ordered the mining industry to reduce to minimum operations as part of the fight against COVID-19, causing us to suspend our Casa Berardi operations from March 24 until April 15, 2020, when mining operations resumed.  As a result of the suspension of operations, gold production was approximately 5,200 ounces lower in March 2020 and approximately 6,500 ounces lower in April 2020 than previously-forecasted full production levels.  Production may continue to be adversely impacted by the COVID-19 mitigation practices in place until they are no longer required.  Suspension-related costs totaling $1.6 million for the first half of 2020 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, mining and milling cost per ton, and Cash Cost and AISC, After By-product Credits, per Gold Ounce. We believe gold production should increase in the fourth quarter due to expected high-grade underground production from the East Mine.

Mining costs per ton were higher by 15% and lower by 1%, in the third quarter and first nine months of 2020, respectively, and milling costs were higher by 54% and 36% in the third quarter and first nine months of 2020, respectively.  On a per-ton basis, both mining and milling cost were impacted by the lower mill throughput discussed above, with milling costs also impacted by higher maintenance, ore pre-crushing and COVID-19 mitigation costs.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for the third quarter and first nine months of 2020 and 2019:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash Cost, Before By-product Credits, per Gold Ounce	$1,402	$969	$1,184	$1,058
By-product credits	(4)	(3)	(3)	(3)
Cash Cost, After By-product Credits, per Gold Ounce	$1,398	$966	$1,181	$1,055

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
AISC, Before By-product Credits, per Gold Ounce	$1,859	$1,351	$1,496	$1,376
By-product credits	(4)	(3)	(3)	(3)
AISC, After By-product Credits, per Gold Ounce	$1,855	$1,348	$1,493	$1,373

The increase in Cash Cost and AISC, After By-product Credits, per Gold Ounce for the third quarter and first nine months of 2020 compared to the same periods of 2019 was primarily due to lower gold production, as discussed further above, and higher costs, due to the same factors impacting mining and milling cost per ton discussed above and COVID-19 mitigation costs. For AISC, After By-product Credits, per Gold Ounce, the combined impact of these factors was partially offset by lower capital and exploration spending.

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

The San Sebastian Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$9,138	$15,435	$23,998	$39,028
Cost of sales and other direct production costs	(5,179)	(9,516)	(15,122)	(29,404)
Depreciation, depletion and amortization	(781)	(3,326)	(3,149)	(6,934)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(5,960)	(12,842)	(18,271)	(36,338)
Gross profit	$3,178	$2,593	$5,727	$2,690
Tons of ore milled	47,093	45,232	104,216	135,576
Production:
Silver (ounces)	266,691	541,636	772,158	1,446,450
Gold (ounces)	1,931	4,699	6,064	11,776
Payable metal quantities sold:
Silver (ounces)	229,250	514,900	745,726	1,453,160
Gold (ounces)	1,713	4,442	5,757	11,582
Ore grades:
Silver ounces per ton	6.27	13.36	8.11	11.78
Gold ounces per ton	0.05	0.12	0.07	0.10
Mining cost per ton	$31.41	$102.94	$51.30	$112.17
Milling cost per ton	$58.55	$62.85	$58.77	$62.16
Cash Cost, After By-product Credits, per Silver Ounce (1)	$7.53	$3.70	$5.93	$7.77
AISC, After By-product Credits, per Silver Ounce (1)	$8.87	$7.21	$6.76	$12.14

(1)

A reconciliation of these non-GAAP measures to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP). At San Sebastian, gold is considered to be a by-product of our silver production, and the value of gold therefore offsets operating costs within our calculations of Cash Cost, After By-product Credits, per silver Ounce.

Mining at San Sebastian was completed in the third quarter, and milling is expected to be completed in the fourth quarter of 2020, with exploration and evaluation activities ongoing.

The $0.6 million and $3.0 million increases in gross profit for the third quarter and first nine months of 2020, respectively, compared to the same periods of 2019 were mainly due to higher average silver and gold prices and lower production costs, partially offset by lower silver and gold production as a result of lower ore grades. Metals production for the nine-month period was also impacted by lower mill throughput in the first half of 2020 compared to the same period of 2019.

Mining and milling cost per ton were lower by 69% and 7%, respectively, in the third quarter of 2020 and by 54% and 5%, respectively, for the first nine months of 2020 compared to the same periods of 2019. The decreases were mainly due to lower contractor costs, which was partially offset in the nine-month period by lower ore tonnage in the first half of 2020.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for the third quarter and first nine months of 2020 compared to the same periods in 2019:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash Cost, Before By-product Credits, per Silver Ounce	$21.34	$16.54	$19.40	$18.97
By-product credits	(13.81)	(12.84)	(13.47)	(11.20)
Cash Cost, After By-product Credits, per Silver Ounce	$7.53	$3.70	$5.93	$7.77

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
AISC, Before By-product Credits, per Silver Ounce	$22.68	$20.05	$20.23	$23.34
By-product credits	(13.81)	(12.84)	(13.47)	(11.20)
AISC, After By-product Credits, per Silver Ounce	$8.87	$7.21	$6.76	$12.14

The increase in Cash Cost and AISC, After By-product Credits, per Silver Ounce in the third quarter compared to the same period in 2019 was primarily the result of lower silver production, partially offset by higher by-product credits per-ounce due to higher gold prices. The decrease in Cash Cost and AISC, After By-product Credits, per Silver Ounce in first nine months of 2020 compared to the same period of 2019 was primarily due to lower mining costs and higher by-product credits on a per-ounce basis due to higher gold prices, partially offset by lower silver production. The same factors, along with lower capital and exploration spending, resulted in the decrease in AISC, After By-product Credits, per Silver Ounce for the first nine months of 2020 compared to the same period of 2019.

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

In early April 2020, the Government of Mexico issued an order to the mining industry to reduce operations to a minimum level until April 30 in response to COVID-19, and the order was subsequently extended until May 30, 2020. Our operations at San Sebastian were suspended during that time. The closure is not expected to have a material impact on full-year production. Suspension-related costs totaling $1.1 million for the first nine months of 2020 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, mining and milling cost per ton, and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

The Nevada Operations Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$22,705	$29,612	$61,939	$64,586
Cost of sales and other direct production costs	(6,582)	(17,261)	(21,623)	(60,098)
Depreciation, depletion and amortization	(7,295)	(19,050)	(22,725)	(45,179)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(13,877)	(36,311)	(44,348)	(105,277)
Gross profit (loss)	$8,828	$(6,699)	$17,591	$(40,691)
Tons of ore milled	—	63,954	27,984	163,736
Production:
Gold (ounces)	—	22,381	31,756	45,439
Silver (ounces)	—	43,377	37,443	160,264
Payable metal quantities sold:
Gold (ounces)	11,280	19,644	35,224	44,704
Silver (ounces)	16,433	36,736	45,164	158,123
Ore grades:
Gold ounces per ton	—	0.389	1.232	0.320
Silver ounces per ton	—	1.54	1.70	1.81
Mining cost per ton	$—	$149.16	$402.94	$158.25
Milling cost per ton	$—	$67.66	$176.63	$81.73
Cash Cost, After By-product Credits, per Gold Ounce (1)	$—	$817	$716	$1,165
AISC, After By-product Credits, per Gold Ounce (1)	$—	$992	$787	$1,841

(1)

A reconciliation of these non-GAAP measures to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP). At Nevada Operations, silver is considered to be a by-product of our gold production, and the value of silver therefore offsets operating costs within our calculations of Cash Cost, After By-product Credits, per Gold Ounce.

The increases in gross profit for the third quarter and first nine months of 2020 compared to the same periods of 2019 were due to higher average gold prices. In addition, cost of sales and other direct production costs for the first nine months of 2020 included write-downs totaling approximately $1.5 million of the values of stockpile, in-process and finished goods inventory to their net realizable value, with no portion of that amount recognized in the third quarter, compared to $4.6 million and $32.9 million, respectively, in such write-downs in the third quarter and first nine months of 2019. The write-downs in the 2019 periods were primarily attributed to development costs incurred at the Fire Creek mine, which ceased in the second quarter of 2019 when the decision was made to limit near-term production to areas of the mine where development was already completed.

During the third quarter of 2020, all ore mined at Nevada Operations was stockpiled, with no ore milled and no production reported during the period. As a result, mining and milling cost per ton and Cash Cost and AISC, After By-product Credits, per Gold Ounce are not presented for Nevada Operations for the third quarter of 2020. Mining of non-refractory ore at Fire Creek in areas where development has already been performed is expected to be completed in the fourth quarter of 2020. As discussed below, we have mined and stockpiled a bulk sample of refractory ore for processing at a third-party facility, with transporting of the stockpiled ore to the third-party facility expected to start in the fourth quarter of 2020. If third-party processing of the bulk sample material is successful, we expect to mine refractory ore in 2021.

Mining and milling costs per ton were higher by 155% and 116%, respectively, for the first nine months of 2020, compared to the same periods of 2019, due to lower mill throughput.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for the third quarter and first nine months of 2020 and 2019:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash Cost, Before By-product Credits, per Gold Ounce	$—	$851	$736	$1,221
By-product credits	—	(34)	(20)	(56)
Cash Cost, After By-product Credits, per Gold Ounce	$—	$817	$716	$1,165

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
AISC, Before By-product Credits, per Gold Ounce	$—	$1,026	$807	$1,897
By-product credits	—	(34)	(20)	(56)
AISC, After By-product Credits, per Gold Ounce	$—	$992	$787	$1,841

The decrease in Cash Cost and AISC, After By-product Credits, per Gold Ounce in the first nine months of 2020 compared to the same period of 2019 was a result of higher gold production in the first half of 2020 due to higher ore grades, with the decrease in AISC, After By-product Credits, per Gold Ounce also attributed to lower exploration and capital spending.

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

Because total production and capital costs had exceeded sales since acquisition, we conducted a review of our Nevada operations, including the relevant carrying value of our long-term assets there, during the second quarter of 2019. The review resulted in (i) a plan to limit near-term mining at Fire Creek to areas where development has already been completed and (ii) suspension of production and development of the Hatter Graben project at Hollister, resulting in lower anticipated near-term production and capitalized development costs. Production at the Midas mine and Aurora mill was suspended in late 2019. Suspension-related costs totaling $9.6 million for the first nine months of 2020 at Hollister, Midas and Aurora, which are currently on care-and-maintenance, are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, mining and milling cost per ton, and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

There were no subsequent events or changes in circumstances during the latter half of 2019 or the first nine months of 2020 that indicated the carrying value of our long-term assets in Nevada was not recoverable. We have entered into a third-party ore processing arrangement for a bulk sample of refractory ore, with the potential of establishing a long-term arrangement which could reduce transportation and milling costs. Mining of the bulk sample material commenced in the second quarter of 2020, with costs for mining the material totaling $9.2 million, along with $7.7 million for costs related to mining non-refractory ore, included in stockpiled ore inventory as of September 30, 2020. The carrying value of our properties, plants, equipment and mineral interests in Nevada as of September 30, 2020 was $478.9 million, consisting of the following (in millions):

Value beyond proven and probable reserves	$382.2
Mills and tailings facilities	40.6
Buildings and equipment	40.2
Mineral properties	8.6
Asset retirement obligation asset	3.1
Land	3.0
Development	1.2
Total	$478.9

See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks in our annual report filed on Form 10-K for the year ended December 31, 2019 for a discussion of certain risks relating to our recent and ongoing analysis of the carrying value of the Nevada assets.

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans provide a significant benefit to our employees, but also represent a significant liability to us. The liability recorded for the underfunded status of our plans was $48.9 million and $56.8 million as of September 30, 2020 and December 31, 2019, respectively. In April and August 2020, we contributed totals of approximately $0.4 million and $12.4 million, respectively, in shares of our common stock, and in October 2020 we contributed $6.0 million in cash to the plans. There are no additional contributions to the plans required in 2020. While the economic variables which will determine future funding requirements are uncertain, we expect contributions to continue to be required in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Income Taxes

Each reporting period we assess our deferred tax balance based on a review of long-range forecasts and quarterly activity.  In 2018, through the acquisition of Klondex Mines Ltd., we acquired a U.S. consolidated tax group (the "Nevada U.S. Group") that did not join the existing consolidated U.S. tax group of Hecla Mining Company and subsidiaries (“Hecla U.S.”). We recognized a full valuation allowance on our Hecla U.S. net deferred tax assets at the end of 2017 based on results of tax law changes and maintain a full valuation allowance on Hecla U.S. net deferred tax assets at September 30, 2020.

Our net U.S. deferred tax liability for the Nevada U.S. Group at September 30, 2020 was $34.9 million compared to the $38.3 million net deferred tax liability at December 31, 2019. The $3.4 million decrease is for current period activity in Nevada. The deferred tax liability is primarily related to the excess of the carrying value of the mineral resource assets over the tax bases of those assets for U.S. tax reporting.

Our net Canadian deferred tax liability at September 30, 2020 was $94.6 million, a decrease of $5.3 million from the $99.9 million net deferred tax liability at December 31, 2019. The decrease was due to current period activity and the impact of weakening of the CAD relative to the USD on remeasurement of the deferred tax liability balance. The deferred tax liability is primarily related to the excess of the carrying value of the mineral resource assets over the tax bases of those assets for Canadian tax reporting.

Our Mexican net deferred tax asset at September 30, 2020 was $3.4 million, a decrease of $0.1 million from the net deferred tax asset of $3.5 million at December 31, 2019. The decrease was primarily due to the impact of weakening of the MXN relative to the USD on remeasurement of the deferred tax asset balance. A $2.3 million partial valuation allowance remains on deferred tax assets in Mexico.

As a result of the Tax Cuts and Jobs Act enacted in December 2017, our remaining Alternative Minimum Tax ("AMT") credit carryforward of $11.4 million became partially refundable through 2020 and fully refundable in 2021. State and Federal AMT refunds of $6.5 million were received in the first nine months of 2020, leaving a net AMT credit receivable of $4.9 million as of September 30, 2020. In March 2020, the U.S. government issued the Coronavirus Aid, Relief and Economic Security Act, which allowed companies to claim immediate refunds of AMT credits. As a result, the remaining $4.9 million AMT credit is classified as a current receivable as of September 30, 2020.

Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations at the Greens Creek, Lucky Friday, San Sebastian, Casa Berardi and Nevada Operations units and for the Company for the three- and nine-month periods ended September 30, 2020 and 2019.

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

In thousands (except per ounce amounts)	Three Months Ended September 30, 2020
	Greens Creek	Lucky Friday(3)	San Sebastian(4)	Corporate(5)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$51,057	21,500	$5,960		$78,517
Depreciation, depletion and amortization	(11,735)	(2,956)	(781)		(15,472)
Treatment costs	22,675	4,038	81		26,794
Change in product inventory	2,899	11	826		3,736
Reclamation and other costs (1)	(891)	—	(392)		(1,283)
Exclusion of Lucky Friday costs	—	(22,593)	—		(22,593)
Cash Cost, Before By-product Credits (2)	64,005	—	5,694		69,699
Reclamation and other costs	788	—	114		902
Exploration	370	—	—	429	799
Sustaining capital	8,265	—	244	38	8,547
General and administrative (1)				10,345	10,345
AISC, Before By-product Credits (2)	73,428	—	6,052		90,292
By-product credits:
Zinc	(23,772)	—			(23,772)
Gold	(21,226)	—	(3,686)		(24,912)
Lead	(8,149)	—			(8,149)
Total By-product credits	(53,147)	—	(3,686)		(56,833)
Cash Cost, After By-product Credits	$10,858	$—	$2,008		$12,866
AISC, After By-product Credits	$20,281	$—	$2,366		$33,459
Divided by silver ounces produced	2,634	—	267		2,901
Cash Cost, Before By-product Credits, per Silver Ounce	$24.30	$—	$21.34		$24.02
By-product credits per ounce	(20.18)	—	(13.81)		(19.59)
Cash Cost, After By-product Credits, per Silver Ounce	$4.12	$—	$7.53		$4.43
AISC, Before By-product Credits, per Silver Ounce	$27.88	$—	$22.68		$31.12
By-product credits per ounce	(20.18)	—	(13.81)		(19.59)
AISC, After By-product Credits, per Silver Ounce	$7.70	$—	$8.87		$11.53

In thousands (except per ounce amounts)	Three Months Ended September 30, 2020
	Casa Berardi(6)	Nevada Operations(7)	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$53,821	$13,877	$67,698
Depreciation, depletion and amortization	(17,471)	(7,295)	(24,766)
Treatment costs	562	—	562
Change in product inventory	543	6,920	7,463
Reclamation and other costs (1)	(449)	(324)	(773)
Exclusion of Nevada Operations costs	—	(13,178)	(13,178)
Cash Cost, Before By-product Credits (2)	37,006	—	37,006
Reclamation and other costs	97	—	97
Exploration	335	—	335
Sustaining capital	11,629	—	11,629
AISC, Before By-product Credits (2)	49,067	—	49,067
By-product credits:
Silver	(93)	—	(93)
Total By-product credits	(93)	—	(93)
Cash Cost, After By-product Credits	$36,913	$—	$36,913
AISC, After By-product Credits	$48,974	$—	$48,974
Divided by gold ounces produced	26	—	26
Cash Cost, Before By-product Credits, per Gold Ounce	$1,402	$—	$1,402
By-product credits per ounce	(4)	—	(4)
Cash Cost, After By-product Credits, per Gold Ounce	$1,398	$—	$1,398
AISC, Before By-product Credits, per Gold Ounce	$1,859	$—	$1,859
By-product credits per ounce	(4)	—	(4)
AISC, After By-product Credits, per Gold Ounce	$1,855	$—	$1,855

In thousands (except per ounce amounts)	Three Months Ended September 30, 2020
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$78,517	67,698	$146,215
Depreciation, depletion and amortization	(15,472)	(24,766)	(40,238)
Treatment costs	26,794	562	27,356
Change in product inventory	3,736	7,463	11,199
Reclamation and other costs (1)	(1,283)	(773)	(2,056)
Exclusion of costs	(22,593)	(13,178)	(35,771)
Cash Cost, Before By-product Credits (2)	69,699	37,006	106,705
Reclamation and other costs	902	97	999
Exploration	799	335	1,134
Sustaining capital	8,547	11,629	20,176
General and administrative (1)	10,345	—	10,345
AISC, Before By-product Credits (2)	90,292	49,067	139,359
By-product credits:
Zinc	(23,772)	—	(23,772)
Gold	(24,912)	—	(24,912)
Lead	(8,149)	—	(8,149)
Silver		(93)	(93)
Total By-product credits	(56,833)	(93)	(56,926)
Cash Cost, After By-product Credits	$12,866	$36,913	$49,779
AISC, After By-product Credits	$33,459	$48,974	$82,433
Divided by ounces produced	2,901	26
Cash Cost, Before By-product Credits, per Ounce	$24.02	$1,402
By-product credits per ounce	(19.59)	(4)
Cash Cost, After By-product Credits, per Ounce	$4.43	$1,398
AISC, Before By-product Credits, per Ounce	$31.12	$1,859
By-product credits per ounce	(19.59)	(4)
AISC, After By-product Credits, per Ounce	$11.53	$1,855

In thousands (except per ounce amounts)	Three Months Ended September 30, 2019
	Greens Creek	Lucky Friday(3)	San Sebastian	Corporate(5)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$40,475	$4,018	$12,842		$57,335
Depreciation, depletion and amortization	(9,008)	(300)	(3,326)		(12,634)
Treatment costs	13,003	500	63		13,566
Change in product inventory	8,456	(134)	(335)		7,987
Reclamation and other costs	(92)	—	(294)		(386)
Exclusion of Lucky Friday costs	—	(4,084)	—		(4,084)
Cash Cost, Before By-product Credits (2)	52,834	—	8,950		61,784
Reclamation and other costs	737	—	123		860
Exploration	465	—	1,252	167	1,884
Sustaining capital	8,966	—	528	—	9,494
General and administrative				7,978	7,978
AISC, Before By-product Credits (2)	63,002	—	10,853		82,000
By-product credits:
Zinc	(22,452)	—			(22,452)
Gold	(17,517)	—	(6,946)		(24,463)
Lead	(7,649)	—			(7,649)
Total By-product credits	(47,618)	—	(6,946)		(54,564)
Cash Cost, After By-product Credits	$5,216	$—	$2,004		$7,220
AISC, After By-product Credits	$15,384	$—	$3,907		$27,436
Divided by ounces produced	2,544	—	541		3,085
Cash Cost, Before By-product Credits, per Ounce	$20.77	$—	$16.54		$20.03
By-product credits per ounce	(18.72)	—	(12.84)		(17.69)
Cash Cost, After By-product Credits, per Ounce	$2.05	$—	$3.70		$2.34
AISC, Before By-product Credits, per Ounce	$24.77	$—	$20.05		$26.58
By-product credits per ounce	(18.72)	—	(12.84)		(17.69)
AISC, After By-product Credits, per Ounce	$6.05	$—	$7.21		$8.89

In thousands (except per ounce amounts)	Three Months Ended September 30, 2019
	Casa Berardi	Nevada Operations	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$53,006	$36,311	$89,317
Depreciation, depletion and amortization	(19,090)	(19,050)	(38,140)
Treatment costs	561	45	606
Change in product inventory	1,070	2,118	3,188
Reclamation and other costs	(129)	(377)	(506)
Cash Cost, Before By-product Credits (2)	35,418	19,047	54,465
Reclamation and other costs	130	378	508
Exploration	603	1,232	1,835
Sustaining capital	13,237	2,305	15,542
AISC, Before By-product Credits (2)	49,388	22,962	72,350
By-product credits:
Silver	(111)	(755)	(866)
Total By-product credits	(111)	(755)	(866)
Cash Cost, After By-product Credits	$35,307	$18,292	$53,599
AISC, After By-product Credits	$49,277	$22,207	$71,484
Divided by ounces produced	37	22	59
Cash Cost, Before By-product Credits, per Ounce	$969	$851	$924
By-product credits per ounce	(3)	(34)	(15)
Cash Cost, After By-product Credits, per Ounce	$966	$817	$909
AISC, Before By-product Credits, per Ounce	$1,351	$1,026	$1,228
By-product credits per ounce	(3)	(34)	(15)
AISC, After By-product Credits, per Ounce	$1,348	$992	$1,213

In thousands (except per ounce amounts)	Three Months Ended September 30, 2019
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$57,335	89,317	$146,652
Depreciation, depletion and amortization	(12,634)	(38,140)	(50,774)
Treatment costs	13,566	606	14,172
Change in product inventory	7,987	3,188	11,175
Reclamation and other costs	(386)	(506)	(892)
Exclusion of Lucky Friday costs	(4,084)	—	(4,084)
Cash Cost, Before By-product Credits (2)	61,784	54,465	116,249
Reclamation and other costs	860	508	1,368
Exploration	1,884	1,835	3,719
Sustaining capital	9,494	15,542	25,036
General and administrative	7,978	—	7,978
AISC, Before By-product Credits (2)	82,000	72,350	154,350
By-product credits:
Zinc	(22,452)	—	(22,452)
Gold	(24,463)	—	(24,463)
Lead	(7,649)	—	(7,649)
Silver		(866)	(866)
Total By-product credits	(54,564)	(866)	(55,430)
Cash Cost, After By-product Credits	$7,220	$53,599	$60,819
AISC, After By-product Credits	$27,436	$71,484	$98,920
Divided by ounces produced	3,085	59
Cash Cost, Before By-product Credits, per Ounce	$20.03	$924
By-product credits per ounce	(17.69)	(15)
Cash Cost, After By-product Credits, per Ounce	$2.34	$909
AISC, Before By-product Credits, per Ounce	$26.58	$1,228
By-product credits per ounce	(17.69)	(15)
AISC, After By-product Credits, per Ounce	$8.89	$1,213

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2020
	Greens Creek	Lucky Friday(3)	San Sebastian(4)	Corporate(5)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$157,910	$35,787	$18,271		$211,968
Depreciation, depletion and amortization	(37,152)	(5,152)	(3,149)		(45,453)
Treatment costs	58,517	7,502	232		66,251
Change in product inventory	1,749	807	681		3,237
Reclamation and other costs (1)	(478)	—	(1,050)		(1,528)
Exclusion of Lucky Friday costs	—	(38,944)			(38,944)
Cash Cost, Before By-product Credits (2)	180,546	—	14,985		195,531
Reclamation and other costs	2,365	—	342		2,707
Exploration	374	—	—	1,362	1,736
Sustaining capital	18,276	—	299	38	18,613
General and administrative (1)				26,263	26,263
AISC, Before By-product Credits (2)	201,561	—	15,626		244,850
By-product credits:
Zinc	(59,711)	—			(59,711)
Gold	(57,850)		(10,402)		(68,252)
Lead	(22,208)	—			(22,208)
Total By-product credits	(139,769)	—	(10,402)		(150,171)
Cash Cost, After By-product Credits	$40,777	$—	$4,583		$45,360
AISC, After By-product Credits	$61,792	$—	$5,224		$94,679
Divided by silver ounces produced	8,164	—	772		8,936
Cash Cost, Before By-product Credits, per Silver Ounce	$22.11	$—	$19.40		$21.89
By-product credits per ounce	(17.12)	—	(13.47)		(16.81)
Cash Cost, After By-product Credits, per Silver Ounce	$4.99	$—	$5.93		$5.08
AISC, Before By-product Credits, per Silver Ounce	$24.69	$—	$20.23		$27.40
By-product credits per ounce	(17.12)	—	(13.47)		(16.81)
AISC, After By-product Credits, per Silver Ounce	$7.57	$—	$6.76		$10.59

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2020
	Casa Berardi(6)	Nevada Operations(7)	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$147,728	$44,348	$192,076
Depreciation, depletion and amortization	(51,149)	(22,725)	(73,874)
Treatment costs	1,693	45	1,738
Change in product inventory	1,751	15,869	17,620
Reclamation and other costs (1)	(637)	(978)	(1,615)
Exclusion of Nevada Operations costs	—	(13,178)	(13,178)
Cash Cost, Before By-product Credits (2)	99,386	23,381	122,767
Reclamation and other costs	287	654	941
Exploration	1,493	—	1,493
Sustaining capital	24,413	1,600	26,013
AISC, Before By-product Credits (2)	125,579	25,635	151,214
By-product credits:
Silver	(285)	(635)	(920)
Total By-product credits	(285)	(635)	(920)
Cash Cost, After By-product Credits	$99,101	$22,746	$121,847
AISC, After By-product Credits	$125,294	$25,000	$150,294
Divided by gold ounces produced	84	32	116
Cash Cost, Before By-product Credits, per Gold Ounce	$1,184	$736	$1,061
By-product credits per ounce	(3)	(20)	(8)
Cash Cost, After By-product Credits, per Gold Ounce	$1,181	$716	$1,053
AISC, Before By-product Credits, per Gold Ounce	$1,496	$807	$1,307
By-product credits per ounce	(3)	(20)	(8)
AISC, After By-product Credits, per Gold Ounce	$1,493	$787	$1,299

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2020
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$211,968	192,076	$404,044
Depreciation, depletion and amortization	(45,453)	(73,874)	(119,327)
Treatment costs	66,251	1,738	67,989
Change in product inventory	3,237	17,620	20,857
Reclamation and other costs (1)	(1,528)	(1,615)	(3,143)
Exclusion of costs	(38,944)	(13,178)	(52,122)
Cash Cost, Before By-product Credits (2)	195,531	122,767	318,298
Reclamation and other costs	2,707	941	3,648
Exploration	1,736	1,493	3,229
Sustaining capital	18,613	26,013	44,626
General and administrative (1)	26,263	—	26,263
AISC, Before By-product Credits (2)	244,850	151,214	396,064
By-product credits:
Zinc	(59,711)	—	(59,711)
Gold	(68,252)	—	(68,252)
Lead	(22,208)	—	(22,208)
Silver		(920)	(920)
Total By-product credits	(150,171)	(920)	(151,091)
Cash Cost, After By-product Credits	$45,360	$121,847	$167,207
AISC, After By-product Credits	$94,679	$150,294	$244,973
Divided by ounces produced	8,936	116
Cash Cost, Before By-product Credits, per Ounce	$21.89	$1,061
By-product credits per ounce	(16.81)	(8)
Cash Cost, After By-product Credits, per Ounce	$5.08	$1,053
AISC, Before By-product Credits, per Ounce	$27.40	$1,307
By-product credits per ounce	(16.81)	(8)
AISC, After By-product Credits, per Ounce	$10.59	$1,299

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2019
	Greens Creek	Lucky Friday(3)	San Sebastian	Corporate(5)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$140,237	$11,149	$36,338		$187,724
Depreciation, depletion and amortization	(32,228)	(891)	(6,934)		(40,053)
Treatment costs	34,319	1,834	432		36,585
Change in product inventory	9,168	708	(1,378)		8,498
Reclamation and other costs	(1,439)	—	(1,030)		(2,469)
Exclusion of Lucky Friday costs	—	(12,800)	—		(12,800)
Cash Cost, Before By-product Credits (2)	150,057	—	27,428		177,485
Reclamation and other costs	2,212	—	369		2,581
Exploration	625	—	4,452	1,105	6,182
Sustaining capital	22,943	—	1,496	73	24,512
General and administrative				26,855	26,855
AISC, Before By-product Credits (2)	175,837	—	33,745		237,615
By-product credits:
Zinc	(67,957)	—			(67,957)
Gold	(49,385)	—	(16,193)		(65,578)
Lead	(20,764)	—			(20,764)
Total By-product credits	(138,106)	—	(16,193)		(154,299)
Cash Cost, After By-product Credits	$11,951	$—	$11,235		$23,186
AISC, After By-product Credits	$37,731	$—	$17,552		$83,316
Divided by ounces produced	7,149	—	1,446		8,595
Cash Cost, Before By-product Credits, per Ounce	$20.99	$—	$18.97		$20.65
By-product credits per ounce	(19.32)	—	(11.20)		(17.95)
Cash Cost, After By-product Credits, per Ounce	$1.67	$—	$7.77		$2.70
AISC, Before By-product Credits, per Ounce	$24.60	$—	$23.34		$27.65
By-product credits per ounce	(19.32)	—	(11.20)		(17.95)
AISC, After By-product Credits, per Ounce	$5.28	$—	$12.14		$9.70

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2019
	Casa Berardi	Nevada Operations	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$157,239	$105,277	$262,516
Depreciation, depletion and amortization	(53,806)	(45,179)	(98,985)
Treatment costs	1,429	119	1,548
Change in product inventory	971	(3,097)	(2,126)
Reclamation and other costs	(385)	(1,641)	(2,026)
Cash Cost, Before By-product Credits (2)	105,448	55,479	160,927
Reclamation and other costs	386	1,134	1,520
Exploration	2,890	2,048	4,938
Sustaining capital	28,360	27,565	55,925
AISC, Before By-product Credits (2)	137,084	86,226	223,310
By-product credits:
Silver	(328)	(2,551)	(2,879)
Total By-product credits	(328)	(2,551)	(2,879)
Cash Cost, After By-product Credits	$105,120	$52,928	$158,048
AISC, After By-product Credits	$136,756	$83,675	$220,431
Divided by ounces produced	100	45	145
Cash Cost, Before By-product Credits, per Ounce	$1,058	$1,221	$1,109
By-product credits per ounce	(3)	(56)	(20)
Cash Cost, After By-product Credits, per Ounce	$1,055	$1,165	$1,089
AISC, Before By-product Credits, per Ounce	$1,376	$1,897	$1,540
By-product credits per ounce	(3)	(56)	(20)
AISC, After By-product Credits, per Ounce	$1,373	$1,841	$1,520

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2019
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$187,724	262,516	$450,240
Depreciation, depletion and amortization	(40,053)	(98,985)	(139,038)
Treatment costs	36,585	1,548	38,133
Change in product inventory	8,498	(2,126)	6,372
Reclamation and other costs	(2,469)	(2,026)	(4,495)
Exclusion of Lucky Friday costs	(12,800)	—	(12,800)
Cash Cost, Before By-product Credits (2)	177,485	160,927	338,412
Reclamation and other costs	2,581	1,520	4,101
Exploration	6,182	4,938	11,120
Sustaining capital	24,512	55,925	80,437
General and administrative	26,855	—	26,855
AISC, Before By-product Credits (2)	237,615	223,310	460,925
By-product credits:
Zinc	(67,957)	—	(67,957)
Gold	(65,578)	—	(65,578)
Lead	(20,764)	—	(20,764)
Silver		(2,879)	(2,879)
Total By-product credits	(154,299)	(2,879)	(157,178)
Cash Cost, After By-product Credits	$23,186	$158,048	$181,234
AISC, After By-product Credits	$83,316	$220,431	$303,747
Divided by ounces produced	8,595	145
Cash Cost, Before By-product Credits, per Ounce	$20.65	$1,109
By-product credits per ounce	(17.95)	(20)
Cash Cost, After By-product Credits, per Ounce	$2.70	$1,089
AISC, Before By-product Credits, per Ounce	$27.65	$1,540
By-product credits per ounce	(17.95)	(20)
AISC, After By-product Credits, per Ounce	$9.70	$1,520

(1)

Excludes the discretionary portion of general and administrative costs for Greens Creek, Casa Berardi and corporate of $0.4 million, $0.4 million and $1.4 million, respectively, for the third quarter and first nine months of 2020.

(2)

Includes all direct and indirect operating costs related to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, non-discretionary on-site general and administrative costs, royalties and mining production taxes, before by-product revenues earned from all metals other than the primary metal produced at each unit. AISC, Before By-product Credits also includes on-site exploration, reclamation, and sustaining capital costs.

(3)

The unionized employees at Lucky Friday were on strike from March 2017 until January 2020, and production at Lucky Friday has been limited since the start of the strike. Costs related to ramp-up activities totaling $5.4 million in the first nine months of 2020, and suspension-related costs totaling $5.7 million during the strike in the first half of 2019, along with $6.3 million and $3.1 million, respectively, in non-cash depreciation expense for those periods, have been excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

(4)

In early April 2020, the Government of Mexico issued an order to the mining industry to reduce operations to a minimum level until April 30 in response to COVID-19, and the order was subsequently extended until May 30. Our operations at San Sebastian were suspended during that time. Suspension-related costs totaling $1.1 million for the first nine months of 2020 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, mining and milling cost per ton, and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

(5)	AISC, Before By-product Credits for our consolidated silver properties includes non-discretionary corporate costs for general and administrative expense, exploration and sustaining capital.

(6)

In late March 2020, the Government of Quebec ordered the mining industry to reduce to minimum operations as part of the fight against COVID-19, causing us to suspend our Casa Berardi operations from March 24 until April 15, when mining operations resumed, resulting in reduced mill throughput. Suspension-related costs totaling $1.6 million for the first nine months of 2020 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

(7)

Production was suspended at the Hollister mine in the third quarter of 2019 and at the Midas mine and Aurora mill in late-2019. Suspension-related costs at Hollister, Midas and Aurora totaling $9.6 million for the first nine months of 2020 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization and Cash Cost and AISC, After By-product Credits, per Gold Ounce. During the third quarter of 2020, all ore mined at Nevada Operations was stockpiled, with no ore milled and no production reported during the period. As a result, costs incurred at Nevada Operations during the third quarter of 2020 were excluded from the calculations of Cash Cost and AISC, After By-product Credits, per Gold Ounce.

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	September 30, 2020	December 31, 2019
Cash and cash equivalents held in U.S. dollars	$68.9	$50.3
Cash and cash equivalents held in foreign currency	29.8	12.2
Total cash and cash equivalents	98.7	62.5
Marketable equity securities - non-current	17.4	6.2
Total cash, cash equivalents and investments	$116.1	$68.7

Cash and cash equivalents increased by $36.2 million in the first nine months of 2020. Cash held in foreign currencies represents balances in Canadian dollars and Mexican pesos, with the $17.6 million increase in the first nine months of 2020 resulting from an increase in Canadian dollars held. The balance for non-current marketable equity securities increased by $11.2 million (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

On February 19, 2020, we completed an offering of Senior Notes in the total principal amount of US$475 million. The Senior Notes are due February 15, 2028 and bear interest at a rate of 7.25% per year from the most recent payment date to which interest has been paid or provided for.  The net proceeds from the Senior Notes were used, along with cash on hand, to redeem, in March 2020, our previously-outstanding 2021 Notes having a principal balance of $506.5 million. Also, in July 2018 we entered into a new $250 million revolving credit facility. Interest is payable on amounts drawn from the revolving credit facility at a rate of between 2.25% and 4.00% over the London Interbank Offered Rate, or between 1.25% and 3.00% over an alternative base rate, with interest payable on March 31, June 30, September 30, and December 31 of each year. As a precaution due to uncertainties of the duration, severity and scope of the COVID-19 outbreak, we drew $210.0 million on the facility in the first quarter of 2020. We repaid the $210.0 million during the second and third quarters of 2020, with no amount outstanding as of the end of the third quarter. In July 2020 we agreed to issue CAD$50 million (approximately USD$36.8 million at the time of the transaction) in aggregate principal amount of our IQ Notes, which mature in July 2025 and bear interest at a rate of 6.515% per year. The IQ Notes were issued at a premium of 103.65%, implying an effective annual yield of 5.74% and an aggregate principal amount to be repaid of CAD$48.2 million. The IQ Notes were issued in four equal installments of CAD$12.5 million in July, August, September and October 2020, with the first installment issued net of CAD$0.6 million in fees. The net proceeds from the IQ Notes are available for general corporate purposes, including for open market purchases of a portion of the Senior Notes and to pay for capital expenditures at our Casa Berardi unit. Under the note purchase agreement for the IQ Notes and subject to a force majeure event, we are required to invest in the aggregate CAD$100 million at the Casa Berardi unit and other exploration and development projects in Quebec over the four-year period commencing on July 9, 2020. See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our debt arrangements.

We continue to address the COVID-19 outbreak and face uncertainty related to the potential additional impact it could have on our operations. It is possible that future restrictions at Casa Berardi, San Sebastian or Greens Creek (or at any other operation) could have an adverse impact on operations or 2020 financial results, including materially so, beyond the third quarter of 2020. We have taken precautionary measures to mitigate the impact of COVID-19, including implementing operational plans and practices and increasing our cash reserves through a temporary draw-down of our revolving credit facility, which has since been fully repaid. As long as they are required, the operational practices implemented could continue to have an adverse impact on our operating results due to deferred production and revenues or additional costs. If required, increasing or prolonged restrictions on our operations could require access to additional sources of liquidity, which may not be available to us. See Part II, Item 1A. Risk Factors - Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may materially and adversely affect our business or financial results in our quarterly report on Form 10-Q for the period ended March 31, 2020 for information on how restrictions related to COVID-19 have affected some of our operations.

As further discussed in the Lucky Friday Segment section above, the union employees at Lucky Friday were on strike from March 13, 2017 until the strike ended on January 7, 2020, and production at Lucky Friday has been limited since the start of the strike. Re-staffing of the mine has been substantially completed with the ramp-up process ahead of schedule, and the mine has returned to full production starting with the fourth quarter of 2020.

Pursuant to our common stock dividend policy described in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), our board of directors declared and paid dividends on common stock totaling $4.0 million in the first nine months of 2020 and $3.7 million in the first nine months of 2019. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. In September 2020, we increased our minimum annual dividend from $0.01 per share to $0.015 per share and reduced the realized silver price threshold for the silver-price-linked component from $30 per ounce to $25 per ounce beginning with the third quarter of 2020, and in the third quarter of 2020 the realized price of $25.32 exceeded the new threshold. As a result, on November 6, 2020, our board of directors declared a quarterly cash dividend of $0.00875 per share of common stock, consisting of $0.005 per share for the silver price-linked component and $0.00375 for the minimum annual dividend component, payable in December 2020. The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of September 30, 2020, 934,100 shares had been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at November 4, 2020, was $4.77 per share. No shares were purchased under the program during the first nine months of 2020.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability of our revolving credit facility, we believe we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes and IQ Notes; principal and interest payments under our revolving credit facility; deferral of revenues, care-and-maintenance and other costs related to addressing the impact of COVID-19 on our operations; capital expenditures at our operations; potential acquisitions of other mining companies or properties; regulatory matters; litigation; potential repurchases of our common stock under the program described above; and payment of dividends on common stock, if declared by our board of directors.  We currently estimate a total of approximately $90 million will be spent on capital expenditures, primarily for equipment, infrastructure, and development at our mines, in 2020, including $59.7 million incurred in the first nine months of 2020.  We also estimate exploration and pre-development expenditures will total approximately $16.2 million in 2020, including $9.8 million already incurred in the first nine months of 2020. Our expenditures for these items and our related plans for 2020 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility, and other factors. A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans.

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash provided by operating activities (in millions)	$115.9	$63.6

Cash provided by operating activities in the first nine months of 2020 increased by $52.3 million compared to the same period in 2019 due to higher net income, as adjusted for non-cash items, partially offset by the impact of working capital and other operating asset and liability changes. Working capital and other operating asset and liability changes resulted in a net cash flow increase of $5.2 million in the first nine months of 2020 compared to a net increase of $8.4 million in the first nine months of 2019.  The $3.2 million variance in working capital changes is primarily attributable to higher inventories, lower reductions in prepaid taxes in Mexico, and lower accounts payable balances, partially offset by increased accruals for incentive compensation and income taxes.

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash used in investing activities (in millions)	$(55.7)	$(95.9)

During the first nine months of 2020, we invested $54.4 million in capital expenditures, not including $5.7 million in non-cash capital lease additions, a decrease of $43.0 million compared to the same period in 2019. The variance is due to reduced expenditures at all of our operations except Lucky Friday, where we have been preparing for a return to production after the end of the strike in January 2020.  We purchased marketable equity securities having a cost basis of $1.7 million and $0.4 million during the first nine months of 2020 and 2019, respectively, and sold marketable equity securities for proceeds of $1.8 million in the 2019 period.

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash (used in) provided by financing activities (in millions)	$(22.0)	$37.6

In the first nine months of 2020, we received $469.5 million and $27.6 million in net proceeds from the issuance of our Senior Notes and IQ Notes, respectively, and drew $210.0 million on our revolving credit facility, and had debt repayments of $506.5 million for redemption of our 2021 Notes and $210.0 million for our revolving credit facility. In the first nine months of 2019, we drew $245.0 million and had repayments of $195.0 million on our revolving credit facility. We made repayments on our capital leases of $4.2 million and $5.5 million in the nine-month periods ended September 30, 2020 and 2019, respectively. During the first nine months of 2020 and 2019, we paid cash dividends on our common stock totaling $4.0 million and $3.7 million, respectively, and cash dividends of $0.4 million on our Series B Preferred Stock in each of those periods. We acquired treasury shares for $2.7 million and $2.2 million in the first nine months of 2020 and 2019, respectively, as a result of our employees' elections to utilize net share settlement to satisfy their tax withholding obligations related to incentive compensation paid in stock and vesting of restricted stock units. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, IQ Notes, revolving credit facility, outstanding purchase orders, certain service contract commitments and lease arrangements as of September 30, 2020 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations (1)	$12,531	$—	$—	$—	$12,531
Contractual obligations (2)	698	—	—	—	698
Finance lease commitments (3)	6,549	7,112	1,328	—	14,989
Operating lease commitments (4)	3,883	5,689	1,566	2,464	13,602
Supplemental executive retirement plan (5)	621	1,573	2,244	6,082	10,520
Revolving credit facility (6)	1,722	3,445	613	—	5,780
Senior Notes (7)	34,438	137,750	556,789	—	728,977
IQ Notes (8)	2,341	4,712	40,342	—	47,395
Total contractual cash obligations	$62,783	$160,281	$602,882	$8,546	$834,492

(1)

Consists of open purchase orders of approximately $5.6 million at the Greens Creek unit, $3.2 million at the Lucky Friday unit, $0.4 million at the Casa Berardi unit and $3.3 million at the Nevada Operations unit.

(2)	As of September 30, 2020, we were committed to approximately $0.7 million for various items at Greens Creek.

(3)

Includes scheduled finance lease payments of $13.2 million, $0.2 million, $0.9 million and $0.7 million (including interest), respectively, for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

(6)

We have a $250 million revolving credit agreement under which we are required to pay a standby fee of between 0.5625% and 1.00% per annum on undrawn amounts and interest of between 2.25% and 4.00% over the London Interbank Offered Rate or between 1.25% and 3.00% over an alternative base rate on drawn amounts under the revolving credit agreement. We had $20.3 million in letters of credit outstanding as of September 30, 2020. The amounts in the table above assume no additional amounts will be drawn in future periods, and include only the standby fee on the current undrawn balance. For more information on our credit facility, see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited).

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

(8)

On July 9, 2020, we entered into a note purchase agreement pursuant to which we issued CAD$50 million (approximately USD$36.8 million at the time of the transaction) in aggregate principal amount of our IQ Notes. The IQ Notes were issued at a premium of 103.65%, or CAD$1.8 million, implying an effective annual yield of 5.74% and an aggregate principal amount to be repaid of CAD$48.2 million. The IQ Notes were issued in four equal installments of CAD$12.5 million on July 9, August 9, September 9 and October 9, 2020. The IQ Notes bear interest on amounts outstanding at a rate of 6.515% per year, payable on January 9 and July 9 of each year, commencing January 9, 2021. See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At September 30, 2020, our liabilities for these matters totaled $106.0 million.  Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At September 30, 2020, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants, equipment and mineral interests, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown under Part I, Item 1. – Business in our annual report filed on Form 10-K for the year ended December 31, 2019, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in exchange-traded funds, industrial demand, and consumer demand. Gold demand arises primarily from investment and consumer demand.  Investment demand for silver and gold can be influenced by several factors, including:  the value of the U.S. dollar and other currencies, changing U.S. budget deficits, widening availability of exchange-traded funds, interest rate levels, the health of credit markets, and inflationary expectations. Uncertainty related to the political environment in the U.S., Britain's exit from the European Union, U.S. and global trading policies (including tariffs), and a global economic recovery, including recent uncertainty in China and from the current downturn and continued uncertainty resulting from the COVID-19 outbreak, could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  Consumer demand is driven significantly by demand for jewelry and other retail products. We believe that long-term industrial and economic trends, including urbanization and growth of the middle class in countries such as China and India, will result in continued consumer demand for silver and gold and industrial demand for silver.  However, the global economy has been significantly impacted by the COVID-19 outbreak, with the ultimate severity and duration of the downturn unknown, and China has recently experienced economic contraction which could resume in the future. There can be no assurance whether these trends will continue or how they will impact prices of the metals we produce. In the past, we have recorded impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our exposure to market risks and risk management activities includes forward-looking statements that involve risks and uncertainties, as well as summarizes the financial instruments held by us at September 30, 2020, which are sensitive to changes in commodity prices, foreign exchange rates and interest rates and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Part I, Item 1A. – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2019, as updated in Part II, Item 1A. – Risk Factors in our quarterly report filed on Form 10-Q for the period ended March 31, 2020).

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

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when all performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Part I, Item 1A. – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our annual report filed on Form 10-K for the year ended December 31, 2019).  At September 30, 2020, metals contained in concentrate sales and exposed to future price changes totaled approximately 1.2 million ounces of silver, 3,436 ounces of gold, 17,097 tons of zinc, and 3,207 tons of lead.  If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $7.8 million.  As discussed in Commodity-Price Risk Management below, at times, subject to management's discretion, we utilize a program designed and intended to mitigate the risk of price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales. Therefore, when the program is fully utilized, the impact of changes in prices on the value of concentrates sold would be substantially offset by a gain or loss on forward contracts.

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, we are using financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments. The following tables summarize the quantities of metals committed under forward sales contracts at September 30, 2020 and December 31, 2019:

September 30, 2020	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2020 settlements	910	2	23,975	5,512	$23.53	$1,948	$1.02	$0.84
2021 settlements	—	—	6,945	—	N/A	N/A	$1.12	N/A
Contracts on forecasted sales
2020 settlements	—	—	827	8,543	N/A	N/A	$0.94	$0.81
2021 settlements	—	—	27,448	12,136	N/A	N/A	$1.06	$0.86

December 31, 2019	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2020 settlements	2,556	10	21,550	5,159	$17.20	$1,481	$1.04	$0.88

Contracts on forecasted sales
2020 settlements	—	—	441	11,740	N/A	N/A	$1.13	$0.98

In June 2019, we began using financially-settled put option contracts to manage the exposure of our forecasted future gold and silver sales to potential declines in market prices for those metals. These put contracts give us the option, but not the obligation, to realize established prices on quantities of silver and gold to be sold in the future. The put contracts establish the minimum ("floor") prices we would expect to be able to realize, without limiting our ability to realized higher prices when market prices exceed the put exercise prices at the time the metals are sold. As of September 30, 2020, we had put contracts that provide average floor prices of $16.13 per ounce for silver and $1,625 per ounce for gold for a total of 3.9 million silver ounces and 50,511 gold ounces, with settlement dates in the fourth quarter of 2020 and first quarter of 2021.

These forward and put option contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.

As of September 30, 2020, we recorded the following balances for the fair value of the forward and put option contracts held at that time:

•	a current liability of $10.2 million, which is included in current derivatives liabilities and is net of $1.8 million for contracts in a fair value current asset position; and
•	a non-current liability of $45 thousand, which is included in other current liabilities.

We recognized a $12.9 million net loss during the first nine months of 2020 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $12.8 million net loss during the first nine months of 2020 on the contracts utilized to manage exposure to prices for forecasted future sales. The net loss on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future sales, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net loss for the first nine months of 2020 is the result of increasing silver, gold and zinc prices, partially offset by decreasing lead prices. During the third quarter of 2019, we settled, prior to their maturity date, contracts in a gain position for cash proceeds to us of approximately $6.7 million, with no such early settlements in 2020. These programs, when utilized and the contracts are not settled prior to their maturity dates, are designed to mitigate the impact of potential future declines in silver, gold, lead and zinc prices from the price levels established in the contracts (see average price information above). When those prices increase compared to the contract prices, we incur losses on the contracts.

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates between the U.S. dollar ("USD") and the Canadian dollar ("CAD") and the Mexican peso ("MXN"), respectively. We have determined the functional currency for our Canadian and Mexican operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD and MXN to USD are recorded to earnings each period. For the nine months ended September 30, 2020, we recognized a net foreign exchange gain of $1.2 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at September 30, 2020 would have resulted in a change of approximately $8.3 million in our net foreign exchange gain or loss. A 10% change in the exchange rate between the USD and MXN from the rate at September 30, 2020 would have resulted in a change of approximately $0.4 million in our net foreign exchange gain or loss.

In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a similar program with respect to MXN, which was not in use as September 30, 2020. The programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of September 30, 2020, we had 143 forward contracts outstanding to buy a total of CAD$310.3 million having a notional amount of US$235.9 million. The CAD contracts are related to cash operating costs at Casa Berardi forecasted to be incurred from 2020 through 2024 and have CAD-to-USD exchange rates ranging between 1.2702 and 1.3785. There were no outstanding contracts for MXN as of September 30, 2020. Our risk management policy allows for up to 75% of our planned cost exposure for five years into the future to be hedged under such programs, and for potential additional programs to manage other foreign currency-related exposure areas.

As of September 30, 2020, we recorded the following balances for the fair value of the contracts:

•	a current asset of $0.5 million, which is included in other current assets;
•	a non-current asset of $0.5 million, which is included in other non-current assets;
•	a current liability of $2.0 million, which is included in current derivatives liabilities; and
•	a non-current liability of $2.1 million, which is included in other non-current liabilities.

Net unrealized losses of approximately $3.1 million related to the effective portion of the hedges were included in accumulated other comprehensive loss as of September 30, 2020. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $1.4 million in net unrealized losses included in accumulated other comprehensive loss as of September 30, 2020 would be reclassified to current earnings in the next twelve months. Net realized losses of approximately $2.8 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the nine months ended September 30, 2020. No net unrealized gains or losses related to ineffectiveness of the hedges were included in gain (loss) on derivatives contracts on our consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2020.

Interest Rates

We have a $250 million credit facility, and amounts drawn on the facility are subject to variable rates of interest based on a spread over the London Interbank Offered Rate or an alternative base rate. Interest rates fluctuate due to economic factors beyond our control. We had no amount drawn under the facility as of September 30, 2020. See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our credit facility.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective, as of September 30, 2020, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

On August 18, 2020, we issued 405,186 unregistered shares of our common stock to the Lucky Friday Pension Plan Trust and 1,653,160 shares to the Hecla Mining Company Retirement Plan Trust in private placements in order to satisfy the funding requirements for those defined benefit pension plans. The private placements were exempt from registration under the Securities Act of 1933 pursuant to section 4(a)(2) of that Act. The shares were subsequently registered for resale on a registration statement on Form S-3 filed with the SEC on September 23, 2020. We did not receive any cash proceeds from the issuance of the shares. The shares had a value of approximately $12.4 million at the time of issuance.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this Quarterly Report.

Item 6.    Exhibits

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – September 30, 2020

Index to Exhibits

4.1

Registration Rights Agreement, dated as of August 18, 2020, among Hecla Mining Company, as Issuer, and the Hecla Mining Company Retirement Plan Trust, which is the funding vehicle for the Hecla Mining Company Retirement Plan, a tax-qualified employee benefit pension plan sponsored by Hecla Mining Company, and the Lucky Friday Pension Plan Trust, which is the funding vehicle for the Lucky Friday Pension Plan. Filed as exhibit 4.1 to Registrant’s Registration Statement on Form S-3ASR filed on September 23, 2020 (Registration No. 333-248973), and incorporated herein by reference.

4.2

Note Purchase Agreement, dated July 9, 2020, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and Investissement Quebéc. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 10, 2020 (File No. 1-8491), and incorporated herein by reference.

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

99.1

Contribution Agreement, dated as of August 18, 2020, among Hecla Mining Company, as sponsor of the Hecla Mining Company Retirement Plan, the Retirement Committee, as the named fiduciary of the Hecla Mining Company Retirement Plan, and U.S. Bank National Association, as trustee of the Hecla Mining Company Retirement Plan Trust. Filed as exhibit 99.1 to Registrant’s Registration Statement on Form S-3ASR filed on September 23, 2020 (Registration No. 333-248973) and incorporated herein by reference.

99.2

Contribution Agreement, dated as of August 18, 2020, among Hecla Mining Company, Hecla Limited as sponsor of the Lucky Friday Pension Plan, the Pension Committee, as the named fiduciary of the Lucky Friday Pension Plan, and U.S. Bank National Association, as trustee of the Hecla Mining Company Retirement Plan Trust. Filed as exhibit 99.2 to Registrant’s Registration Statement on Form S-3ASR filed on September 23, 2020 (Registration No. 333-248973) and incorporated herein by reference.

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

HECLA MINING COMPANY
(Registrant)

Date:	November 6, 2020	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	November 6, 2020	By:	/s/ Lindsay A. Hall
Lindsay A. Hall, Senior Vice President and
Chief Financial Officer