Form 10-K
period 2020-12-31
HECLA MINING CO/DE/
filed 2021-02-18
CIK 719413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

Form 10-K

____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates was $1,705,927,032 as of June 30, 2020. There were 527,839,028 shares of the registrant’s Common Stock outstanding as of June 30, 2020, and 535,187,791 shares outstanding as of February 16, 2021.

Documents incorporated by reference herein:

To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 2021 Annual Meeting of Shareholders of the registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the registrant’s 2020 fiscal year, is incorporated herein by reference. See Part III.

Special Note on Forward-Looking Statements	1
Risk Factors Summary	1
PART I	3
Item 1. Business	3
Introduction	3
Products and Segments	6
Governmental Regulation	7
Physical Assets	8
Human Capital Management	8
Available Information	10
Item 1A. Risk Factors	10
Item 1B. Unresolved Staff Comments	37
Item 2. Properties	38
The Greens Creek Unit	38
The Lucky Friday Unit	43
The Casa Berardi Unit	47
The San Sebastian Unit	51
The Nevada Operations Unit	55
Item 3. Legal Proceedings	63
Item 4. Mine Safety Disclosures	63
PART II	64
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	64
Item 6. Selected Financial Data	67
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	68
Overview	68
Results of Operations	70
The Greens Creek Segment	74
The Lucky Friday Segment	78
The Casa Berardi Segment	81
The San Sebastian Segment	83
The Nevada Operations Segment	85
Corporate Matters	88
Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)	89
Reconciliation of Net Income (Loss) (GAAP) to Earnings Before Interest, Taxes, Depreciation, and Amortization (non-GAAP)	100
Financial Liquidity and Capital Resources	101
Contractual Obligations and Contingent Liabilities and Commitments	105
Off-Balance Sheet Arrangements	106
Critical Accounting Estimates	106
New Accounting Pronouncements	108
Guarantor Subsidiaries	109
Forward-Looking Statements	114
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	114
Provisional Sales	115
Commodity-Price Risk Management	115
Foreign Currency	117
Item 8. Financial Statements and Supplementary Data	118
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	118
Item 9A. Controls and Procedures	118
Disclosure Controls and Procedures	118
Management’s Annual Report on Internal Control over Financial Reporting	119
Attestation Report of Independent Registered Public Accounting Firm	120
Item 9B. Other Information	121
PART III	122
Item 10. Directors, Executive Officers and Corporate Governance	122
Item 11. Executive Compensation	124
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	124
Item 13. Certain Relationships and Related Transactions, and Director Independence	124
Item 14. Principal Accountant Fees and Services	124
PART IV	125
Item 15. Exhibits and Financial Statement Schedules	125
Item 16. Form 10-K Summary	127
Signatures	128
Index to Consolidated Financial Statements	F-1

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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results. These risks are described in more detail under Item 1A. Risk Factors of this report.

Financial Risks

•	A substantial or extended decline in metals prices would have a material adverse effect on us.

•

An extended decline in metals prices, an increase in operating or capital costs, mine accidents or closures, increasing regulatory obligations, or our inability to convert exploration potential to reserves may cause us to record write-downs, which could negatively impact our results of operations.

•	We have a substantial amount of debt that could impair our financial health and prevent us from fulfilling our obligations under our existing and future indebtedness.

•

We have had losses that could reoccur in the future. Our ability to recognize the benefits of deferred tax assets related to net operating loss carryforwards and other items is dependent upon future cash flows and taxable income.

•	Our accounting and other estimates may be imprecise.

•	Commodity and currency risk management activities could prevent us from realizing possible revenues or lower costs or expose us to losses.

Operation, Development, Exploration and Acquisition Risks

•

Natural disasters, public health crises (including COVID-19), political crises, and other catastrophic events or other events outside of our control may materially and adversely affect our business or financial results.

•	The COVID-19 virus pandemic may heighten other risks.

•

Mining accidents or other adverse events at an operation could decrease our anticipated production or otherwise adversely affect our operations. Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

•

Efforts to expand the finite lives of our mines may not be successful or could result in significant demands on our liquidity, and our costs of development of new orebodies and other capital costs may be higher than estimated. Our ore reserve estimates may be imprecise.

•

Our ability to market our metals production depends on the availability of smelters and/or refining facilities, and our operations and financial results may be affected by the disruptions or unavailability of such facilities. Shortages of critical parts and equipment may adversely affect our development projects.

•	We derive a significant amount of revenue from a relatively small number of customers.

•	Certain of our mines and exploration properties are located on land that is or may become subject to title claims and/or claims of cultural significance.

•	We may be subject to a number of unanticipated risks related to inadequate infrastructure.

•

We face inherent risks in acquisitions of other mining companies or properties that may adversely impact our growth strategy. The properties we may acquire may not produce as expected, and we may be unable to accurately determine reserve potential or identify associated liabilities. We may be unable to successfully integrate the operations of the properties we acquire, including our Nevada operations. We may not realize all of the anticipated benefits from our acquisitions.

•	The issues we have faced at our Nevada Operations unit could require us to write-down the associated long-lived assets. We could face similar issues at our other operations.

•	We face risks relating to transporting our products from our mines, as well as transporting employees and materials at Greens Creek.

Legal, Regulatory and Compliance Risks

•

Our operations are subject to complex, evolving and increasingly stringent environmental laws and regulations. Compliance with environmental regulations, and litigation based on such laws and regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities. Mine closure and reclamation regulations impose substantial costs on our operations and include requirements that we provide financial assurance supporting those obligations.

•

We are required to obtain governmental permits and other approvals in order to conduct mining operations. We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law. Additionally, new federal and state laws, regulations and initiatives could impact our operations.

•

We are currently involved in ongoing legal disputes. Legal challenges could prevent the Rock Creek or Montanore projects from ever being developed. The titles to some of our properties may be defective or challenged.

•	Our environmental and asset retirement obligations may exceed the provisions we have made.

Risks Relating to Our Common Stock and Our Indebtedness

•

We may be unable to generate sufficient cash to service all of our debt and meet our other ongoing liquidity needs and may be forced to take other actions to satisfy our obligations, which may be unsuccessful.

•

The price of our stock has a history of volatility and could decline in the future. Our Series B preferred stock has a liquidation preference of $50 per share or $7.9 million. We may not be able to pay common or preferred stock dividends in the future. The issuance of additional shares of our preferred or common stock in the future could adversely affect holders of common stock.

•

Our existing stockholders are effectively subordinated to the holders of our 7.25% Senior Notes due February 15, 2028 ("Senior Notes"). Our Senior Notes and the guarantees thereof are effectively subordinated to any of our and our guarantors’ secured indebtedness to the extent of the value of the collateral securing that indebtedness. Our Senior Notes are structurally subordinated to all liabilities of our non-guarantor subsidiaries.

•	The provisions in our certificate of incorporation, our by-laws and Delaware law could delay or deter tender offers or takeover attempts. The terms of our debt impose restrictions on our operations.

PART I

Item 1. Business

For information regarding the organization of our business segments and our significant customers, see Note 12 of Notes to Consolidated Financial Statements.

Information set forth in Items 1A and 2 below are incorporated by reference into this Item 1.

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

The lead, zinc and bulk concentrates and carbon material we produce are sold to custom smelters, metal traders and third-party processors, and the unrefined doré we produce is sold to refiners or further refined before sale of the metals to traders.  We are organized and managed in five segments that encompass our operating units: the Greens Creek, Lucky Friday, Casa Berardi, San Sebastian and Nevada Operations units.

The map below shows the locations of our operating units and our exploration and pre-development projects, as well as our corporate offices located in Coeur d’Alene, Idaho, Vancouver, British Columbia and Val d'Or, Quebec.

Our current business strategy is to focus our financial and human resources in the following areas:

•	Rapidly responding to the threats from the COVID-19 pandemic to protect our workforce, operations and communities while maintaining liquidity.

•	Operating our properties in a safe, environmentally responsible and cost-effective manner.

•

Maintaining and investing in exploration and pre-development projects in the vicinities of nine mining districts and projects we believe to be under-explored and under-invested: our Greens Creek unit on Alaska's Admiralty Island located near Juneau; North Idaho's Silver Valley in the historic Coeur d'Alene Mining District; the silver-producing district near Durango, Mexico; the Abitibi region of northwestern Quebec, Canada; our projects in Nevada; the Rock Creek and Montanore projects in northwestern Montana; the Creede district of southwestern Colorado; the Kinskuch project in British Columbia, Canada; and the Republic mining district in Washington state.

•	Improving operations at each of our units, which includes incurring costs for new technologies and equipment.

•	Expanding our proven and probable reserves and production capacity at our units.

•	Conducting our business with financial stewardship to preserve our financial position in varying metals price and operational environments.

•	Advancing permitting of the Rock Creek and Montanore projects.

•	Continuing to seek opportunities to acquire and invest in mining and exploration properties and companies.

Metals Prices

Our operating results are substantially dependent upon the prices of silver, gold, lead and zinc, which can fluctuate widely. The volatility of such prices is illustrated in the following table, which sets forth our average realized prices and the high, low and average daily closing market prices for silver, gold, lead and zinc for each of the last three years. The sources for the market prices are the London Market Fixing prices from the London Bullion Market Association for silver and gold and the Cash Official prices from the London Metals Exchange for lead and zinc.

	2020	2019	2018
Silver (per oz.):
Realized average	$21.15	$16.65	$15.63
Market average	$20.51	$16.20	$15.71
Market high	$28.89	$19.31	$17.52
Market low	$12.01	$14.38	$13.97
Gold (per oz.):
Realized average	$1,757	$1,413	$1,265
Market average	$1,770	$1,392	$1,269
Market high	$2,067	$1,546	$1,355
Market low	$1,474	$1,270	$1,178
Lead (per lb.):
Realized average	$0.84	$0.91	$1.04
Market average	$0.83	$0.91	$1.02
Market high	$0.96	$1.03	$1.22
Market low	$0.72	$0.80	$0.85
Zinc (per lb.):
Realized average	$1.03	$1.14	$1.27
Market average	$1.03	$1.16	$1.33
Market high	$1.29	$1.37	$1.64
Market low	$0.80	$1.00	$1.04

Our results of operations are significantly impacted by fluctuations in the prices of silver, gold, lead and zinc, which are affected by numerous factors beyond our control.  See Item 1A. Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us for information on a number of the factors that can impact prices of the metals we produce. Our average realized prices for silver and gold were higher, while the average realized prices for zinc and lead were lower, in 2020 compared to 2019 and in 2019 compared to 2018. Market metal price trends are a significant factor in our operating and financial performance.  We are unable to predict fluctuations in prices for metals and have limited control over the timing of our concentrate shipments which impacts our realized prices. However, we utilize financially-settled forward contracts for the metals we produce with the objective of managing the exposure to changes in prices of those metals contained in our concentrate shipments between the time of sale and final settlement. In addition, at times we utilize a similar program to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.  In June 2019, we also began utilizing financially-settled put option contracts to manage the exposure of our forecasted future gold and silver sales to potential declines in market prices for those metals. See Note 11 of Notes to Consolidated Financial Statements for more information on our base and precious metal forward and put option contract programs.

A comprehensive discussion of our financial results for the years ended December 31, 2020, 2019 and 2018, individual operating unit performance and other significant items can be found in Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, as well as the Consolidated Financial Statements and Notes thereto.

Products and Segments

Our segments are differentiated by geographic region. We produce zinc, lead and bulk flotation concentrates at our Greens Creek unit and lead and zinc flotation concentrates at our Lucky Friday unit, each of which we sell to custom smelters and metal traders. The flotation concentrates produced at our Greens Creek and Lucky Friday units contain payable silver, zinc and lead, and at Greens Creek they also contain payable gold. At Greens Creek, we also produce gravity concentrate containing payable silver, gold and lead. Unrefined bullion (doré) is produced from the gravity concentrate by a third-party processor, and shipped to a refiner before sale of the metals to precious metal traders. We also produce unrefined gold and silver bullion bars (doré), loaded carbon and precipitates at our Casa Berardi, San Sebastian and Nevada Operations units, which are shipped to refiners before sale of the metals to precious metal traders. At times, we sell loaded carbon and precipitates directly to refiners. Payable metals are those included in our products which we are paid for by smelters, metal traders and refiners. Our segments as of December 31, 2020 included:

•

The Greens Creek unit located on Admiralty Island, near Juneau, Alaska. Greens Creek is 100% owned and has been in production since 1989, with a temporary care and maintenance period from April 1993 through July 1996.

•

The Lucky Friday unit located in northern Idaho. Lucky Friday is 100% owned and has been a producing mine for us since 1958. Unionized employees at Lucky Friday were on strike from mid-March 2017 until early January 2020, resulting in limited production during that time. Re-staffing of the mine and ramp-up activities have been substantially completed, and the mine has returned to full production starting in the fourth quarter of 2020.

•

The Casa Berardi unit located in the Abitibi region of northwestern Quebec, Canada. Casa Berardi is 100% owned and was acquired on June 1, 2013 with the purchase of all issued and outstanding common shares of Aurizon Mines Ltd. ("Aurizon"). Aurizon had operated and produced from the Casa Berardi mine since late 2006.

•

The San Sebastian unit located in the state of Durango, Mexico. San Sebastian is 100% owned, and had previously produced for us from both underground mines and open pits at various dates from 2001. Mine production was completed in the third quarter of 2020, with milling of remaining ore completed in the fourth quarter of 2020. We have continued to advance additional exploration targets near our operations at San Sebastian.

•

The Nevada Operations unit located in northern Nevada. Nevada Operations is 100% owned and was acquired on July 20, 2018 with the purchase of all of the issued and outstanding common shares of Klondex Mines Ltd ("Klondex"). Nevada Operations consists of four land packages in northern Nevada totaling approximately 110 square miles and containing operating or previously-operating mines with a history of high-grade gold production: Fire Creek, Hollister and Midas. As discussed in Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations - The Nevada Operations Segment, in the second quarter of 2019, we ceased development to access new production areas at our Nevada Operations until completion of studies and test work, including the results of the mining and processing of a bulk sample of refractory ore through a third party ore processing agreement in the first quarter of 2021, resulting in, among other changes, an anticipated suspension of production in the first half of 2021.

The contributions to our consolidated sales by our operating units in 2020 were 47.4% from Greens Creek, 30.2% from Casa Berardi, 9.1% from Lucky Friday, 8.5% from Nevada Operations and 4.8% from San Sebastian.

The following table illustrates our metal quantities produced and sold for the last three years:

		Year Ended December 31,
		2020	2019	2018
Silver -	Ounces produced	13,542,957	12,605,234	10,369,503
	Payable ounces sold	12,305,917	11,548,373	9,254,385
Gold -	Ounces produced	208,962	272,873	262,103
	Payable ounces sold	202,694	275,060	247,528
Lead -	Tons produced	34,127	24,210	20,091
	Payable tons sold	29,108	19,746	16,214
Zinc -	Tons produced	63,112	58,857	56,023
	Payable tons sold	46,349	39,381	39,273

Governmental Regulation

The following is a summary of governmental regulation compliance areas which we believe are significant to our business and may have a material effect on our consolidated financial statements, earnings and/or competitive position.

Health and Safety

We are subject to the regulations of the Mine Safety and Health Administration (“MSHA”) in the United States, the Commission of Labor Standards, Pay Equity and Occupational Health and Safety in Quebec, and the Mexico Ministry of Economy and Mining, and work with these agencies to address issues outlined in any investigations and inspections and continue to evaluate our safety practices. We strive to achieve excellent mine safety and health performance, and attempt to implement reasonable best practices with respect to mine safety and emergency preparedness. Achieving and maintaining compliance with regulations will be challenging and may increase our operating costs. See Human Capital - Health and Safety below and Item 1A. Risk Factors – We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law.

Environmental

Our operations are subject to various environmental laws and regulations at the federal and state/provincial level. Compliance with environmental regulations, and litigation based on environmental laws and regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities. Mine closure and reclamation regulations impose substantial costs on our operations and include requirements that we provide financial assurance supporting those obligations. We have over $180 million of financial assurances, primarily in the form of surety bonds, for reclamation company-wide. We anticipate approximately $6 million in expenditures in 2021 for idle property management and environmental permit compliance. We also plan to invest approximately $3 million in 2021 in on-going reclamation works at the former Troy Mine in Montana; the projected remaining cost for reclamation at the site is included in our accrued reclamation and closure costs liability. See Item 1A. Risk Factors – We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law; Our operations are subject to complex, evolving and increasingly stringent environmental laws and regulations; Compliance with environmental regulations, and litigation based on such regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities; Our environmental and asset retirement obligations may exceed the provisions we have made; and New federal and state laws, regulations and initiatives could impact our operations.

Licenses, Permits and Claims/Concessions

We are required to obtain various licenses and permits to operate our mines and conduct exploration and reclamation activities. See Item 1A. Risk Factors – We are required to obtain governmental permits and other approvals in order to conduct mining operations. The El Toro area at San Sebastian, the Rock Creek and Montanore projects, and our planned open pits at Casa Berardi can only be developed if we are successful in obtaining the necessary permits. See Item 1A. Risk Factors – We are required to obtain governmental permits and other approvals in order to conduct mining operations and Legal challenges could prevent the Rock Creek or Montanore projects from ever being developed. In addition, our operations and exploration activities at our Casa Berardi and San Sebastian units are conducted pursuant to claims or concessions granted by the host government, and otherwise are subject to claims renewal and minimum work commitment requirements, which are subject to certain political risks associated with foreign operations. See Item 1A. Risk Factors – Our foreign activities are subject to additional inherent risks.

Taxes and Royalties

We are subject to various taxes and government royalties in the jurisdictions where we operate, including those specific to mining activities. These include: federal income taxes; state/provincial income taxes; county property taxes and sales and use tax in the U.S.; goods and services tax in Canada; value added tax in Mexico; mining-specific taxes in Alaska, Nevada and Quebec; and mining royalties in Mexico. Accrual and payment of taxes and accounting for deferred taxes can involve significant estimates and assumptions and can have a material impact on our consolidated financial statements. Tax rates and the calculations of taxes can change significantly and are influenced by changes in political administrations and other factors. See Item 1A. Risk Factors – Our accounting and other estimates may be imprecise; Our ability to recognize the benefits of deferred tax assets related to net operating loss carryforwards and other items is dependent on future cash flows and taxable income; Our foreign activities are subject to additional inherent risks; and We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law. Also, see Note 6 of Notes to Consolidated Financial Statements for more information on income taxes.

Physical Assets

Our business is capital intensive and requires ongoing capital investment for the replacement, modernization and expansion of equipment and facilities and to develop new ore reserves. At December 31, 2020, the book value of our properties, plants, equipment and mineral interests, net of accumulated depreciation, was approximately $2.3 billion.  For more information see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. We maintain insurance policies against property loss and business interruption.  However, such insurance contains exclusions and limitations on coverage, and there can be no assurance that claims would be paid under such insurance policies in connection with a particular event.  See Item 1A. Risk Factors – Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

Human Capital Management

As of December 31, 2020, we employed approximately 1,600 people, of which approximately 900 were employed in the United States, 650 in Canada, and 50 in Mexico. The vast majority of our employees are full-time. Approximately 15% of our employees were covered by a collective bargaining agreement.

One of our greatest resources is our people, with the attraction, development and retention of talent critical to delivering our business strategy. Key areas of focus for us include:

Health and Safety

The safety and health of our employees is of paramount importance, and we go to great lengths to keep employees safe. We continue to invest in effective ways to operate our mines more safely. Our goal is to achieve world-class safety and health performance by promoting a deeply rooted value-based culture of safety and utilizing technology and innovation to continually improve safe operations. We know that instilling the behavior of safety awareness is fundamental to making our workplace as safe as possible. So, we invest in our people with training and the latest technology and workforce development programs that focus on safety first. All employees receive training that complies with or exceeds the applicable safety and health regulations as set by the governing body in the jurisdiction in which each operation is located. As part of our commitment to safety, we track a variety of safety performance indicators, including injuries, near misses, observations, and equipment damages. Our goal is to reduce safety incidents and improve upon the previous year’s performance. Company-wide, our All Injury Frequency Rate ("AIFR"), calculated as the number of incidents in the period multiplied by 200,000 hours and divided by the number of hours worked in the period, dropped 70% from 2014 to 2019. In 2020, we reduced our AIFR by 24% to 1.22, the lowest level in our history and 46% below the U.S. national average for MSHA's "metal and nonmetal" category.

During fiscal year 2020, we launched a proactive response to the escalating COVID-19 outbreak and temporarily suspended operations at our Casa Berardi mine, starting at the end of March, and at our San Sebastian mine, in early April, due to government mandated closures. Those sites returned to full operations in mid-April and early-May, respectively. To mitigate the impact of COVID-19, we have taken precautionary measures, including implementing very detailed corporate and site-specific plans in February and early March 2020. Our plans included being flexible and quickly adapting to changing circumstances and government mandates. Even before mining was deemed an essential industry in the United States, we implemented procedures and policies to help keep our workers safe and ensure our supply chain, such as limiting site access, adopting social distancing, enhanced cleaning practices, implementing temperature testing, and quarantining protocols. We also commenced remote work protocols for those employees who wished to work remotely and could effectively do so. We took these actions to secure the safety of our employees, our vendors, and the communities in which our team members live and work, and to adhere to Center for Disease Control recommendations.

Compensation and Benefits

We are often among the largest private-sector employers in the communities in which we operate. We strive to provide a compensation and benefits package that succeeds in attracting, motivating, and retaining employees.  For many decades, we have been at the forefront of offering competitive wages and among the highest valued benefits in the communities where we operate.  The competitive wage and benefit package has been key to the strong retention of our employees. In addition to competitive base wages, we offer retirement benefits, health insurance benefits, incentive plans, and paid time off.  We believe our retirement benefits in particular, which include both defined benefit and defined contribution plans, set us apart from many other employers.

Retention and Employee Development

A key element of our employee retention has been our culture. Maintaining a work environment in which our employees are provided the tools they need to grow and succeed and supporting the communities in which our mines and offices are located has been part of our culture for over a century. Our employees benefit from company-sponsored health and wellness programs that cover education, health interventions and disease management. Our responsibility to ensure a safe workplace extends to providing opportunities for employee wellness. In combination with the Hecla Foundation, we support employees both at the work site and in the communities in which we operate.

We are committed to hiring talented people, developing effective leaders and providing an inclusive workplace. The mining workforce of the future, like all industries, will see a continual change in the jobs and skill sets required as we adopt new technologies and make our workplace safer and more efficient. We are also committed to helping employees update their skills. For example, we are working with North Idaho College’s Career Training Center to develop a training curriculum to update the worker skill sets necessary to meet the changing mining workforce dynamic. In addition, we have long supported the Pathways to Mining Careers program, a career training partnership with the University of Alaska Southeast in Juneau. We also offer a reimbursement program to assist with educational expenses for employees who are interested in furthering their education. Advanced education can improve job performance and increase advancement opportunities for the employee, while providing flexibility to our company by increasing the employee’s knowledge base and skill set.

Annual employee surveys are conducted to gauge employee concerns and morale. The results of the surveys, and any responsive measures, are shared with our board of directors. Strategic talent reviews and succession planning reviews are conducted periodically across all business areas, and our training programs are adapted accordingly. The CEO, senior level company leadership and board of directors regularly review top talent across the organization. Creating more opportunities for women, indigenous people and minorities are among our priorities for employee development. We also strive to maintain an inclusive workplace, and provide periodic training to employees to help meet that goal. Our employees are required to abide by our Code of Conduct, which is available on our website, to promote the conduct of our business in a consistently legal and ethical manner. Among other provisions, the Code of Conduct reflects that it is our policy and practice not to discriminate against any employee because of race, color, religion, national origin, sex, sexual orientation, gender identity or expression, age, or physical or other disability. We expect our leaders to set the example by being positive role models and good mentors for our employees.

We employ our Vice President-Human Resources who is responsible for developing and executing our human capital strategy. The position is an executive-level position to reflect the priority we place on utilizing our human capital resources to meet our business strategy.

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

Item 1A. Risk Factors

The following risks and uncertainties, together with the other information set forth in this report, should be carefully considered by those who invest in our securities. Any of the following material risk factors could adversely affect our business, financial condition or operating results and could decrease the value of our common or preferred stock or other outstanding securities. These are not all of the risks we face, and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur.

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

These factors are largely beyond our control and are difficult to predict. If the market prices for these metals fall below our production, exploration or development costs for a sustained period of time, we will experience losses and may have to discontinue exploration, development or operations, or incur asset write-downs at one or more of our properties. See Item 1. Business - Introduction for information on the average, high, and low daily closing prices for silver, gold, lead and zinc for the last five years. February 16, 2021, the closing prices for silver, gold, lead and zinc were $27.57 per ounce, $1,794 per ounce, $0.96 per pound and $1.28 per pound, respectively.

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

We determined that there were no events or change in circumstances indicating the carrying value of our long-lived assets may not be recoverable as of December 31, 2020. For more discussion, see Note 4 of Notes to Consolidated Financial Statements and the below risk factors, “We may not realize all of the anticipated benefits from our acquisitions, including our acquisition of Klondex” and “The issues we have faced at our Nevada Operations unit could require us to write-down the associated long-lived assets. We could face similar issues at our other operations. Such write-downs may adversely affect our results of operations and financial condition.” If the prices of silver, gold, zinc and lead decline for an extended period of time, if we fail to control production or capital costs, if regulatory issues increase costs or decrease production, or if we do not realize the mineable ore reserves or exploration potential at our mining properties, we may be required to recognize asset write-downs in the future. In addition, the perceived market value of the exploration potential of our properties is dependent upon prevailing metals prices as well as our ability to discover economic ore. A decline in metals prices for an extended period of time or our inability to convert exploration potential to reserves could significantly reduce our estimates of the value of the exploration potential at our properties and result in asset write-downs.

We have a substantial amount of debt that could impair our financial health and prevent us from fulfilling our obligations under our existing and future indebtedness.

As of December 31, 2020, we had total indebtedness of approximately $523.0 million, primarily in the form of our Senior Notes. Our level of debt and our debt service obligations may have adverse effects on our business, financial condition, cash flows or results of operations, including:

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

We and our subsidiaries may incur substantial additional indebtedness in the future. Although the indenture governing our Senior Notes contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of additional indebtedness that could be incurred in compliance with these restrictions could be substantial. In July 2018, we entered into our $250 million senior credit facility. Like the indenture, the credit agreement governing the revolving credit facility also has restrictions on the incurrence of additional indebtedness but with a number of significant qualifications and exceptions. If new debt is added to our and our subsidiaries’ existing debt levels, the risks associated with such debt that we currently face would increase. In addition, the indenture governing the Senior Notes does not prevent us from incurring additional indebtedness under the indenture.

We have had losses that could reoccur in the future.

We have experienced volatility in our net (loss) income reported in the last five years, as shown in Item 6. Selected Financial Data, including net losses of $16.8 million in 2020, $99.6 million in 2019, $26.6 million in 2018 and $28.5 million in 2017, and net income of $61.6 million in 2016. A comparison of operating results over the past three years can be found in Results of Operations in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our accounting and other estimates may be imprecise.

Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. The more significant areas requiring the use of management assumptions and estimates relate to:

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

Future estimates and actual results may differ materially from these estimates as a result of using different assumptions or conditions. For additional information, see Critical Accounting Estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 2 of Notes to Consolidated Financial Statements, and the risk factors set forth below: “Our costs of extending existing reserves or development of new orebodies and other capital costs may be higher and provide less return than we estimated,” “Our ore reserve estimates may be imprecise,” “We are currently involved in ongoing legal disputes that may materially adversely affect us,” and “Our environmental and asset retirement obligations may exceed the provisions we have made.”

Commodity and currency risk management activities could prevent us from realizing possible revenues or lower costs or expose us to losses.

We periodically enter into risk management activities to manage the exposure to changes in prices of silver, gold, lead and zinc contained in our concentrate shipments between the time of sale and final settlement. We also utilize such programs to manage the exposure to changes in the prices of metals contained in our forecasted future shipments. Such activities are utilized in an attempt to partially insulate our operating results from changes in prices for those metals. However, such activities may prevent us from realizing revenues in the event that the market price of a metal exceeds the price stated in a contract, and may also result in significant mark-to-market fair value adjustments, which may have a material adverse impact on our reported financial results. In addition, we are exposed to credit risk with our counterparties, and we may experience losses if a counterparty fails to purchase under a contract when the contract price exceeds the spot price of a commodity.

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

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Otherwise, a valuation allowance is applied against deferred tax assets, reducing the value of such assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted income from operations and the application of existing tax laws in each jurisdiction. Metal price and production estimates are key components used in the determination of our ability to realize the expected future benefit of our deferred tax assets. To the extent that future taxable income differs significantly from estimates as a result of a decline in metals prices or other factors, our ability to realize the deferred tax assets could be impacted. Additionally, significant future issuances of common stock or common stock equivalents, or changes in the direct or indirect ownership of our common stock or common stock equivalents, could limit our ability to utilize our net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. Future changes in tax law or changes in ownership structure could limit our ability to utilize our recorded tax assets. Due to the changes to tax laws under the Tax Cuts and Jobs Act enacted in December 2017, we determined it is more likely than not we will not realize the net deferred tax assets in the “Hecla U.S. tax group,” our U.S. consolidated tax group which is exclusive of our U.S. consolidated tax group located in Nevada (“Nevada U.S. tax group”). We currently do not have valuation allowances for certain amounts related to the Nevada U.S. tax group and certain foreign deferred tax assets, and our deferred tax assets as of December 31, 2020 were $233.0 million, net of $77.2 million in valuation allowances. See Note 6 of Notes to Consolidated Financial Statements for further discussion of our deferred tax assets.

Returns for investments in pension plans and pension plan funding requirements are uncertain.

We maintain defined benefit pension plans for most U.S. employees, which provide for defined benefit payments after retirement for those employees. Canadian and Mexican employees participate in public retirement systems for those countries and are not eligible to participate in the defined benefit pension plans that we maintain for U.S. employees. The ability of the pension plans maintained for U.S. employees to provide the specified benefits depends on our funding of the plans and returns on investments made by the plans. Returns, if any, on investments are subject to fluctuations based on investment choices and market conditions. In addition, we have a supplemental executive retirement plan which was unfunded as of December 31, 2020. A sustained period of low returns or losses on investments, or future benefit obligations that exceed our estimates, could require us to fund the pension plans to a greater extent than anticipated. See Note 9 of Notes to Consolidated Financial Statements for more information on our pension plans.

Operation, Development, Exploration and Acquisition Risks

Natural disasters, public health crises (including COVID-19), political crises, and other catastrophic events or other events outside of our control may materially and adversely affect our business or financial results.

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

For example, the current pandemic caused by the novel coronavirus COVID-19 has resulted in travel restrictions and business slowdowns or shutdowns in affected areas. In late March 2020, the Government of Quebec ordered the mining industry to reduce to minimum operations as part of the fight against the COVID-19 virus, causing us to suspend our Casa Berardi operations from approximately March 24 until April 15, when limited mining operations resumed. And in early April, the Government of Mexico issued a similar order causing us to suspend our San Sebastian operations through April 30, and the order was subsequently extended to May 30. In addition, restrictions imposed by the State of Alaska in late March have caused us to revise the normal operating procedures for staffing operations at Greens Creek. At Casa Berardi and San Sebastian, suspension costs in 2020 totaled $1.6 million and $1.8 million, respectively. In addition, we incurred costs of approximately $2.3 million in 2020 related to quarantining employees at Greens Creek, which started in late March 2020. COVID-19 also negatively impacted our gold production at Casa Berardi in 2020 by approximately 11,700 ounces. It is possible that the changes at Casa Berardi, San Sebastian or Greens Creek (or at any other operation) could continue to have an adverse impact on operations or 2021 financial results, including materially so, if restrictions continue longer than anticipated or become broader.

The additional protocols implemented at our mine sites and other restrictions in response to the pandemic have limited the access of our contractors, consultants and other third-party service providers to our operations. As a result, less exploration and confirmation drilling has occurred at some of our operations and exploration properties which in turn has limited reserve and resource conversion in 2020. It is possible restrictions and procedures related to the pandemic could continue to limit access of contractors and others to our operations and have a negative impact on our recognition of reserves and resources or other areas.

We continue to monitor the rapidly evolving situation and guidance from federal, state, local and foreign governments and public health authorities and may take additional actions based on their recommendations. The extent of the impact of COVID-19 and any subsequent variants on our business and financial results will also depend on future developments, including the duration and spread of the outbreak within the markets in which we operate and the related impact on prices, demand, creditworthiness and other market conditions and governmental reactions, all of which are highly uncertain.

COVID-19 virus pandemic may heighten other risks.

To the extent that the COVID-19 virus pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other Risk Factors described herein, including, but not limited to, risks related to commodity prices and commodity markets, commodity price fluctuations, our indebtedness, information systems and cyber security and risks relating to our mining operations such as risks related to mineral reserve and mineral resource estimates, production forecasts, impacts of governmental regulations, international operations, availability of infrastructure and employees and challenging global financial conditions.

Mining accidents or other adverse events at an operation could decrease our anticipated production or otherwise adversely affect our operations.

Production may be reduced below our historical or estimated levels for many reasons, including, but not limited to, mining accidents; unfavorable ground or shaft conditions; work stoppages or slow-downs; lower than expected ore grades; unexpected regulatory actions; if the metallurgical characteristics of ore are less economic than anticipated; or because our equipment or facilities fail to operate properly or as expected. Our mines are subject to risks relating to ground instability, including, but not limited to, pit wall failure, crown pillar collapse, stope failure or the breach or failure of a tailings impoundment. Both the Lucky Friday and Casa Berardi mines have a history of ground instability underground and related incidents which in the past have resulted in loss of production at these facilities and some of the other effects described below. The occurrence of an event such as those described above could result in loss of life or temporary or permanent cessation of operations, any of which could have a material adverse effect on our financial condition and results of operations. Other closures or impacts on operations or production may occur at any of our mines at any time, whether related to accidents, changes in conditions, changes to regulatory policy, or as precautionary measures.

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

Our business is capital intensive, requiring ongoing investment for the replacement, modernization or expansion of equipment and facilities. Our mining and milling operations are subject to risks of process disruptions and equipment malfunctions. Equipment and supplies may from time to time be unavailable on a timely basis. Our business is subject to a number of other risks and hazards including:

•	environmental hazards;

•	unusual or unexpected geologic formations;

•	rock bursts, ground falls, pit wall failures, or tailings impoundment breaches or failures;

•	seismic activity;

•	underground fires or floods;

•	unanticipated hydrologic conditions, including flooding and periodic interruptions due to inclement or hazardous weather conditions;

•	political and country risks;

•	civil unrest or terrorism;

•	Changes in interpretation or enforcement of regulatory and permitting requirements;

•	industrial accidents;

•	disruption, damage or failure of technology systems related to operation of equipment and other aspects of our mine operations;

•	labor disputes or strikes; and

•	our operating mines have tailing ponds which could fail or leak as a result of seismic activity, unusual weather or for other reasons.

Such risks could result in:

•	personal injury or fatalities;

•	damage to or destruction of mineral properties or producing facilities;

•	environmental damage and financial penalties;

•	delays in exploration, development or mining;

•	monetary losses;

•	inability to meet our financial obligations;

•	asset impairment charges;

•	legal liability; and

•	temporary or permanent closure of facilities.

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

Our costs of extending existing reserves or development of new orebodies and other capital costs may be higher and provide less return than we estimated.

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

Our ore reserve figures and costs are primarily estimates and are not guarantees that we will recover the indicated quantities of these metals. You are cautioned not to place undue reliance on estimates of reserves (or mineralized material or other resource estimates). Reserves are estimates made by our professional technical personnel of the amount of metals that they believe could be economically and legally extracted or produced at the time of the reserve determination. No assurance can be given that the estimated amount of metal or the indicated level of recovery of these metals will be realized. Reserve estimation is an interpretive process based upon available data and various assumptions. Our reserve estimates may change. Reserves are valued based on estimates of costs and metals prices, which may not be consistent among our properties or across the industry. The estimated quantities and economic value of ore reserves may be adversely affected by:

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

One of the risks we face is that mines are depleting assets. Thus, in order to maintain or increase production we must continually replace depleted ore reserves by locating and developing additional ore. Our ability to expand or replace ore reserves primarily depends on the success of our exploration programs. Mineral exploration, particularly for silver and gold, is highly speculative and expensive. It involves many risks and is often non-productive. Even if we believe we have found a valuable mineral deposit, it may be several years before production from that deposit is possible. During that time, it may become no longer feasible to produce those minerals for economic, regulatory, political or other reasons. As a result of high costs and other uncertainties, we may not be able to expand or replace our existing ore reserves as they are depleted, which would adversely affect our business and financial position in the future. For example, the additional protocols implemented at our mine sites and other restrictions in response to the pandemic have also limited the access of our contractors, consultants, and other third-party service providers to our operations. As a result, less exploration and confirmation drilling has occurred at some of our operations and exploration properties, which in turn has limited reserve and resource conversion in 2020.

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

For the fiscal year ended December 31, 2020, the four largest customers accounted for approximately 33%, 16%, 14% and 13%, respectively, of our total revenues. Given our operations produce unique qualities of concentrates, which a limited number of smelters can process effectively, we enter into long-term benchmark contracts for a majority of our total concentrates production. We expose lesser portions of our concentrates production to spot market sales to metal traders to benefit from favorable spot market sales terms from time to time. Our results of operations, financial condition and cash flows could be materially adversely affected if one or more of our long-term customers were to decide to interrupt or curtail their activities, terminate their contracts with us or fail to renew existing contracts. Additionally, if spot market conditions deteriorate rapidly, we could have difficulty selling a portion of our concentrates, and metal traders could refuse to perform under existing contracts, which could also result in materially adverse effects on our results of operations, financial conditions and cash flows. See Note 12 of Notes to Consolidated Financial Statements for more information on the distribution of our sales and our significant customers.

Shortages of critical parts and equipment may adversely affect our operations and development projects.

We have been impacted, from time to time, by increased demand for critical resources such as input commodities, drilling equipment, trucks, shovels and tires. These shortages have, at times, impacted the efficiency of our operations, and resulted in cost increases and delays in construction of projects; thereby impacting operating costs, capital expenditures and production and construction schedules.

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

Our properties in Canada may be of particular interest or sensitivity to one or more interest groups, including aboriginal groups (which are generally referred to as “First Nations”). We have mineral projects in Quebec and British Columbia that are or may be in areas with a First Nations presence. It is our practice to work closely with and consult with First Nations in areas in which our projects are located or which could be impacted by our activities. However, there is no assurance that relationships with such groups will be positive. Accordingly, it is possible that our production, exploration or development activities on these properties could be interrupted or otherwise adversely affected in the future by political uncertainty, native land claims entitlements, expropriations of property, changes in applicable law, governmental policies and policies of relevant interest groups, including those of First Nations. Any changes in law or relations or shifts in political conditions may be beyond our control, or we may enter into agreements with First Nations, all of which may adversely affect our business and operations and if significant, may result in the impairment or loss of mineral concessions or other mineral rights, or may make it impossible to continue our mineral production, exploration or development activities in the applicable area, any of which could have an adverse effect on our financial condition and results of operations.

Certain of our mines and exploration properties are located on land that is or may become subject to traditional territory, title claims and/or claims of cultural significance, and such claims and the attendant obligations of the federal government to those tribal communities and stakeholders may affect our current and future operations.

Indigenous interests and rights as well as related consultation issues may impact our ability to pursue exploration, development and mining at certain of our properties in Nevada, Montana, Alaska, British Columbia and Quebec. There is no assurance that claims or other assertion of rights by tribal communities and stakeholders or consultation issues will not arise on or with respect to our properties or activities. These could result in significant costs and delays or materially restrict our activities. Opposition by Indigenous Nations and stakeholders to our presence, operations or development on land subject to their traditional territory or title claims or in areas of cultural significance could negatively impact us in terms of permitting delay, public perception, costly legal proceedings, potential blockades or other interference by third parties in our operations, or court-ordered relief impacting our operations. In addition, we may be required to, or may voluntarily, enter into certain agreements with such Indigenous Nations in order to facilitate development of our properties, which could reduce the expected earnings or income from any future production.

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

The issues we have faced at our Nevada Operations unit could require us to write-down the associated long-lived assets. We could face similar issues at our other operations. Such write-downs may adversely affect our results of operations and financial condition.

We review our long-lived assets for recoverability pursuant to the Financial Accounting Standard Board’s Accounting Standards Codification Section 360. Under that standard, we review the recoverability of our long-lived assets, such as our mining properties, upon a triggering event. Such review involves comparing an asset’s carrying value to its fair value. When the carrying value of the asset exceeds its fair value (which is based on estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset), an impairment must be recognized. We conduct a review of the financial performance of our mines in connection with the preparation of our financial statements for each reported period and determine whether any triggering events are indicated.

As disclosed in Note 4 of Notes to Consolidated Financial Statements, we determined that there were no triggering events to indicate the carrying value of our long-lived assets in Nevada or at our other operating, pre-development or exploration properties were not recoverable as of December 31, 2020. However, we determined that changes to our plans in Nevada during the second quarter of 2019 represented a triggering event requiring an assessment of recoverability of the carrying value of our long-lived assets in Nevada. Although we concluded the carrying value assessment indicated no impairment at our Nevada Operations unit, at that time, such analysis was, and any future analysis will be, based on estimates, judgments and assumptions which may turn out to be incorrect or inaccurate.

The estimates, judgments and assumptions we use in any fair value/impairment assessment of our long-lived assets relate to factors impacting the future cash flows estimated at any of our operations, including, but not limited to: (i) metals to be extracted and recovered from proven and probable ore reserves and, to some extent, identified mineralization beyond proven and probable reserves, (ii) future operating and capital costs, and (iii) future metals prices. These estimates, judgments and assumptions are made in good faith and using management's best judgments; however, there can be no assurance that any of them will prove to be accurate. Evaluation of the possibility of a future impairment loss, as well as the calculation of the amount of any impairment loss, involve significant estimates, judgment and assumptions, and no assurance can be given as to whether or not we will recognize an impairment loss in the future, or if the amount of loss would be within any estimated range we may disclose. As a result, in future periods we could face another triggering event which could lead to an impairment charge, and any such impairment charge could be material.

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

At our Nevada Operations unit acquired via the Klondex acquisition in July 2018, total capital and production costs exceeded revenues in 2018 and the first half of 2019. As a result, in the second quarter of 2019 we conducted a review of those operations and ceased all development to access new production areas. Production at Fire Creek is expected to continue during the first half of 2021, and then be subsequently suspended as we continue studies of hydrology, mining and milling. See the risk factors above, “An extended decline in metals prices, an increase in operating or capital costs, mine accidents or closures, increasing regulatory obligations, or our inability to convert exploration potential to reserves may cause us to record write-downs, which could negatively impact our results of operations,” and “The issues we have faced at our Nevada Operations unit could require us to write-down the associated long-lived assets. We could face similar issues at our other operations. Such write-downs may adversely affect our results of operations and financial condition.”

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

We face risks relating to transporting our products from our mines, as well as transporting employees and materials at Greens Creek.

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

Legal, Regulatory and Compliance Risks

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

U.S. surface and underground mines like those at our Lucky Friday, Greens Creek and Nevada Operations units are continuously inspected by MSHA, which inspections often lead to notices of violation under the Mine Safety and Health Act. Any of our U.S. mines could be subject to a temporary or extended shutdown as a result of a violation alleged by MSHA.

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

Some of the mining wastes from our U.S. mines currently are exempt to a limited extent from the extensive set of EPA regulations governing hazardous waste under the Resource Conservation and Recovery Act (“RCRA”). If the EPA were to repeal this exemption, and designate these mining wastes as hazardous under RCRA, we would be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste storage or disposal facilities. In addition, if any of these wastes or other substances we release or cause to be released into the environment cause or has caused contamination in or damage to the environment at a U.S. mining facility, that facility could be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). Under CERCLA, any present owner or operator of a Superfund site or the owner or operator at the time of contamination may be held jointly and severally liable regardless of fault and may be forced to undertake extensive remedial cleanup action or to pay for the cleanup efforts. The owner or operator also may be liable to federal, state and tribal governmental entities for the cost of damages to natural resources, which could be substantial. Additional regulations or requirements also are imposed on our tailings and waste disposal areas in Alaska under the federal Clean Water Act. See Note 8 of Notes to Consolidated Financial Statements.

Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of consideration. If adopted, such measures could increase our cost of environmental compliance and also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities. Proposed measures could also result in increased cost of fuel and other consumables used at our operations, including the diesel generation of electricity at our Greens Creek operation, used when we are unable to access hydroelectric power. Climate change legislation may also affect our smelter customers that burn fossil fuels, resulting in fewer customers or increased costs to us, and may affect the market for the metals we produce with effects on prices that are not possible for us to predict.

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

The EPA and other state, provincial or federal agencies may also require financial assurance for investigation and remediation actions that are required under settlements of enforcement actions under CERCLA or equivalent state regulations. Currently there are no financial assurance requirements for active mining operations under CERCLA, and a lawsuit filed by several environmental organizations which sought to require the EPA to adopt financial assurance rules for mining companies with active mining operations was dismissed by a federal court. In the future, financial assurance rules under CERCLA, if adopted, could be financially material and adverse to us. See the risk factors, “Our operations are subject to complex, evolving and increasingly stringent environmental laws and regulations. Compliance with environmental regulations, and litigation based on such regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities” and “We are required to obtain governmental permits and other approvals in order to conduct mining operations."

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

•	At San Sebastian, regulatory approvals and landowner consents are required to successfully develop new mineralization.

•

At Hollister in Nevada, state approvals will be required for waste rock management from development of the Hatter Graben or other mine expansions. This permitting will require coordination with the Western Shoshone who have long-standing ties to this land area.

See the risk factors above, “Certain of our mines and exploration properties are located on land that is or may become subject to traditional territory, title claims and/or claims of cultural significance by certain Indigenous Nations, and such claims and the attendant obligations of the federal government to those tribal communities and stakeholders may affect our current and future operations.” and “Legal challenges could prevent the Rock Creek or Montanore projects from ever being developed.”

We are often required to post surety bonds or cash collateral to secure our reclamation obligations and we may be unable to obtain the required surety bonds or may not have the resources to provide cash collateral, and the bonds or collateral may not fully cover the cost of reclamation and any such shortfall could have a material adverse impact on our financial condition. Further, when we use the services of a surety company to provide the required bond for reclamation, the surety companies often require us to post collateral with them, including letters of credit. Currently we utilize letters of credit issued under our revolving credit facility as the source of such collateral, and as a result, there are less funds available for us to borrow under the facility for other purposes. In the event that we are unable to obtain necessary bonds or to post sufficient collateral, we may experience a material adverse affect on our operations or financial results. See the risk factors below, “Our Senior Notes and the guarantees thereof are effectively subordinated to any of our and our guarantors’ secured indebtedness to the extent of the value of the collateral securing that indebtedness, “Any downgrade in the credit ratings assigned to us or our debt securities could increase future borrowing costs, adversely affect the availability of new financing and may result in increased collateral requirements under our existing surety bond portfolio,” and “Mine closure and reclamation regulations impose substantial costs on our operations, and include requirements that we provide financial assurance supporting those obligations. These costs could significantly increase.”

We are currently involved in ongoing legal disputes that may materially adversely affect us.

There are several ongoing legal disputes in which we are involved, including putative class action and derivative lawsuits filed against us involving our Nevada Operations unit, and additional actions may be filed against us and our board and certain officers. We may be subject to future claims, including additional claims relating to our Nevada Operations unit. Further, we have experienced in the past, and could experience in the future, claims regarding environmental damage or compliance, safety conditions or other matters at our mines. The outcomes of these pending and potential claims are uncertain. We may not resolve these claims favorably. Depending on the outcome, these actions could cause adverse financial effects or reputational harm to us. If any of these disputes result in a substantial monetary judgment against us, are settled on terms unfavorable to us, or otherwise impact our operations (such as by limiting our ability to obtain permits or approvals), our financial results or condition could be materially adversely affected. For a description of some of the lawsuits and other claims in which we are involved, see Note 8 of Notes to Consolidated Financial Statements.

Our environmental and asset retirement obligations may exceed the provisions we have made.

We are subject to significant environmental obligations. At December 31, 2020, we had accrued $116.0 million as a provision for environmental and asset retirement obligations. We cannot assure you that we have accurately estimated these obligations, and in the future our accrual could materially change and we could voluntarily incur expenditures in excess of our accrual. Our environmental and asset retirement obligations and voluntary expenditures could have a material adverse impact on our cash flows, results of operations, or financial condition. For information on our potential environmental liabilities and asset retirement obligations, see Note 5 and Note 8 of Notes to Consolidated Financial Statements.

New federal and state laws, regulations and initiatives could impact our operations.

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

The proposed development of our Rock Creek project has been challenged by several regional and national conservation groups at various times since the U.S. Forest Service (“USFS”) issued its initial Record of Decision (“ROD”) in 2003 approving Revett Mining Company’s plan of operation (Revett is now our wholly-owned subsidiary, named Hecla Montana, Inc.). Some of these challenges have alleged violations of a variety of federal and state laws and regulations pertaining to water rights and permitting activities at Rock Creek, including the Endangered Species Act, NEPA, the 1872 Mining Law, the Federal Land Policy Management Act, the Wilderness Act, the National Forest Management Act, the Clean Water Act, the Clean Air Act, the Forest Service Organic Act of 1897, and the Administrative Procedure Act. As a result of litigation challenging the ROD, in May 2010, the USFS was directed by the Montana Federal District Court to produce a Supplemental Environmental Impact Statement (“SEIS”) to address NEPA procedural deficiencies that were identified by the court. The new SEIS was prepared and in August 2018, a new final ROD was issued. In early 2019, a group of environmental groups and other organizations filed a lawsuit challenging the ROD. We have updated and the USFS has partially approved its Plan of Operations to reflect the new final ROD. In April 2020, the Montana Department of Environmental Quality ("DEQ") approved modifications to the existing exploration license to match the ROD. We cannot predict how any future challenges will be resolved or if they will continue to delay the planned development at Rock Creek. Even if the ROD is successfully defended, we would still be required to comply with a number of requirements and conditions as Rock Creek development progresses, failing which could make us unable to continue with development activities.

A joint final Environmental Impact Statement with respect to our Montanore project was issued in December 2015 by the USFS and DEQ, and each agency issued a ROD in February 2016 providing approval for development of the Montanore project. However, private conservation groups have taken and may in the future take actions to oppose or delay the Montanore project. On May 30, 2017, the Montana Federal District Court issued Opinions and Orders in three lawsuits challenging previously granted environmental approvals for the Montanore project. The Orders overturned the approvals for the project granted by the USFS and the United States Fish and Wildlife Service, and in each case remanded the ROD and associated planning documents for further review by the agencies consistent with the Court’s Opinions. In June 2017, the Court vacated the agencies’ approvals for the project. As a result, additional work must be performed by the agencies to address the deficiencies in the ROD and associated planning documents identified by the Court, and new approvals must be granted, before the project may proceed beyond certain preliminary actions. The USFS has issued a draft SEIS for the evaluation phase for public comment. A final SEIS and ROD is expected later in 2021. In addition, Montanore’s updated water discharge permit under Montana law was found to be invalid by the Montana Supreme Court in November 2020. As a result, the site is operating under the previously issued permit as authorized by law.

In March 2018, each of Hecla Mining Company and our CEO was notified by the DEQ of alleged violations of Montana’s mine reclamation statutes and related regulations due to our CEO having been an officer of a mining company that declared bankruptcy in 1998, together with the fact that subsequently, proceeds from that company’s sureties were insufficient to fully fund reclamation at that company’s mine sites in Montana. To date, no action has been taken to revoke or deny any permits held by our subsidiaries, however, those subsidiaries have commenced litigation challenging the DEQ’s assertion. The DEQ in turn initiated litigation against Hecla Mining Company and our CEO in an effort to halt the development of the Montanore and Rock Creek projects. The lawsuit was dismissed in August 2020, but the plaintiffs are seeking a rehearing. It is possible that the litigation may be resolved unfavorably, which could have the effect of delaying, increasing the costs of, or preventing exploration and development efforts at the two projects.

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

Risks Relating to Our Common Stock and Our Indebtedness

We may be unable to generate sufficient cash to service all of our debt and meet our other ongoing liquidity needs and may be forced to take other actions to satisfy our obligations, which may be unsuccessful.

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

Our board of directors adopted a common stock dividend policy that has two components: (1) a dividend that links the amount of dividends on our common stock to our average quarterly realized silver price in the preceding quarter, and (2) a minimum annual dividend of $0.015 per share of common stock, in each case payable quarterly, when declared. See Note 10 of Notes to Consolidated Financial Statements for more information on our common stock dividend policy.

From the fourth quarter of 2011 through and including the fourth quarter of 2020, our board of directors has declared a common stock dividend under the policy described above (although in most cases only a minimum dividend was declared and none relating to the average realized price of silver due to the prices not meeting the policy threshold). The declaration and payment of common stock dividends, whether pursuant to the policy or in addition thereto, is at the sole discretion of our board of directors, and we cannot assure you that we will continue to declare and pay common stock dividends in the future. In addition, the indenture governing our Senior Notes limits our ability to pay dividends.

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

Any draw-downs on our $250 million revolving credit facility would be secured debt. We did not have a balance drawn on the revolving credit facility as of December 31, 2020, but utilized $20.3 million of the facility with letters of credit. See the risk factor above “We are required to obtain governmental permits and other approvals in order to conduct mining operations” for more information.

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

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Assuming all revolving loans currently available to us were fully drawn, each one percentage point change in interest rates would result in a $2.3 million change in annual cash interest expense on our credit facility.

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

General Risk Factors

Global financial events or developments impacting major industrial or developing countries may have an impact on our business and financial condition in ways that we currently cannot predict.

The 2020 pandemic and 2008 credit crisis and related turmoil in the global financial system and ensuing recession had an impact on our business and financial position, and similar events in the future could also impact us. The re-emergence of a financial crisis or recession or reduced economic activity in the United States, China, India and other industrialized or developing countries, or disruption of key sectors of the economy such as oil and gas, may have a significant effect on our results of operations or limit our ability to raise capital through credit and equity markets. The prices of the metals that we produce are affected by a number of factors, and it is unknown how these factors may be impacted by a global financial event or developments impacting major industrial or developing countries.

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

In September 2018, in response to tariffs on Chinese goods implemented by the United States, China imposed a 10% tariff on lead concentrates and a 20% tariff on silver concentrates, which we produce and ship to China and from time to time. However, tariff exemptions were granted to a number of smelters in China in 2020, and we sold silver concentrates to China representing approximately 10% of our total revenues for the year which were not subject to tariffs due to the exemptions. We sold no lead or silver concentrates to China in 2019. While to date the direct impact of tariffs has been immaterial on our sales and treatment charges, they may also have an impact on our sales and treatment charges outside of China, and there can be no assurance that the tariff exemptions will continue.

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

We or our contractors may experience labor disputes, work stoppages or other disruptions in production that could adversely affect our business and results of operations. The Lucky Friday mine is our only operation where some of our employees are subject to a collective bargaining agreement, and the unionized employees were on strike from March 13, 2017 until January 7, 2020, when the union ratified a new collective bargaining agreement. The strike significantly impacted production at the Lucky Friday and caused significant costs and expenses during each year of the strike. Any future strikes or other labor or related disruptions could adversely affect our financial condition and results of operations.

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

As of February 18, 2021, our Senior Notes were rated “B” with a stable outlook by Standard & Poor’s and “Caa1” with a stable outlook by Moody’s Investors Service. We cannot assure you that any rating currently assigned by Standard & Poor’s or Moody’s to us or our debt securities (including the Senior Notes) will remain unchanged for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. If we are unable to maintain our outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should our business prospects or financial results deteriorate, including as a result of declines in silver and gold prices or other factors beyond our control, our ratings could be downgraded by the rating agencies. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading would likely adversely impact us, including our ability to obtain financing on favorable terms, if at all, increase borrowing costs, result in increased collateral requirements under our surety bond portfolio, and have an adverse effect on the market price of our securities, including our Senior Notes.

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

The Greens Creek orebody contains silver, zinc, gold and lead, and lies within the Admiralty Island National Monument, an environmentally sensitive area. The Greens Creek property includes 440 unpatented lode mining claims, 58 unpatented millsite claims, 17 patented lode claims and one patented millsite. In addition, the Greens Creek site includes properties under lease from the U.S. Forest Service ("USFS") for a road right-of-way, mine waste area and tailings storage facility. The USFS leases have varying expiration terms. Greens Creek also has title to mineral rights on 7,301 acres of federal land acquired through a land exchange with the USFS.  We are currently exploring, but not mining, on such federal land.  The claims and leases above comprise a total area of approximately 24 square miles.

The project consists of the mine, an ore concentrating mill, a tailings storage area, a ship-loading facility, camp facilities, a ferry dock, and other related infrastructure.  The map below illustrates the location and access to Greens Creek:

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

Pursuant to a 1996 land exchange agreement, the joint venture owning Greens Creek transferred private property equal to a value of $1.0 million to the USFS and received exploration and mining rights to approximately 7,300 acres of land with mining potential surrounding the existing mine. Any production from new ore discoveries on the exchanged lands will be subject to a federal royalty included in the land exchange agreement. The royalty is only due on any production from reserves that are not part of Greens Creek’s extralateral rights. Thus far, there has been no production triggering payment of the royalty. The royalty is 3% if the average value of the ore during a year is greater than approximately $161 per ton at December 31, 2020.

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

In 2020, ore was processed at an average rate of approximately 2,236 tons per day and total mill recovery was approximately 82% for silver, 92% for zinc, 83% for lead and 73% for gold.  The processing facility was originally constructed in 1988, with the first production commencing in 1989. Various modifications and upgrades have been made since that time.  Changes to the flotation circuit have included:  installation of regrind mills in 1992; mill recommissioning in 1996; expansion of concentrate cleaning equipment in 2000 and 2001; addition of a swing cell option in 2004, allowing for a reduction in bulk concentrate production; addition of an on-stream analyzer in 2006; expansion of lead rougher equipment in 2007; retrofit of two column sparge systems in 2010 and 2011; replacement of the carbon flotation columns complete with sparger upgrades in 2012 and 2013; installation of a replacement on-stream analyzer with an additional multiplexer in 2013 and 2014; and replacement of the sulfuric acid system with a carbon dioxide system for pH control in 2015. Significant changes to the grinding circuit since original construction have included a new motor, two stage screening, and various internal lining modifications for the SAG mill, and replacement of the primary cyclones and the addition of a trommel magnet in the ball mill. In 2017, the swing cells were replaced with Woodgrove staged flotation reactor cells.

Electricity for the Greens Creek unit is provided through the purchase of surplus hydroelectric power from Alaska Electric Light and Power Company (“AEL&P”), to the extent it is available after the power needs of Juneau and the surrounding area are met. When weather conditions are not favorable to maintain lake water levels sufficient to meet all of the power needs at Greens Creek by available hydroelectric power, the mine relies on power provided by on-site diesel generators, which can supply the full electrical load of the operation.

The employees at Greens Creek are employees of Hecla Greens Creek Mining Company, our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 443 employees at the Greens Creek unit at December 31, 2020.

Definition drilling during 2020, which was limited because the pandemic reduced drilling contractor access, focused on upgrading mineralized material at the 200 South, East Ore, Southwest, 9a, and Upper Plate zones. After applying economic analysis to these drilling results, we believe this mineralized material will likely be converted to reserves in the future, primarily in the East Ore, 200 South, Upper Plate, and 9a zones. Underground exploration activities at Greens Creek in 2020 identified mineralization along trend of the 200 South Zone, confirming mineralization is consistent along the upper trend for 350 feet between previously drilled areas, and mineralization occurs along the lower trend in line with, and 200 feet south of, previous drilling.

Planned activities to potentially add reserves in 2021 include additional drilling of the East Ore, West, 9A, Upper Plate, Southwest, Northwest West, 200 South, 5250, and Gallagher zones. Underground exploration targets in 2021 are expected to include the 200 South, Gallagher, and East Ore zones while surface exploration will test the Lil’Sore Trend and 5250 Zone target areas in the district. Development continues to advance two exploration drifts to the south, which we believe will enable definition and drilling of targets in the deepest areas of the 200 South Zone.

As of December 31, 2020, we have recorded a $42.7 million asset retirement obligation for reclamation and closure costs. We maintained a $92.2 million reclamation and long-term water treatment bond for Greens Creek as of December 31, 2020.  The net book value of the Greens Creek unit property and its associated plant, equipment and mineral interests was approximately $569.3 million as of December 31, 2020.

The current mine plan at Greens Creek utilizes estimates of reserves and mineralized material for approximately 11 years of production. Information with respect to production, cost of sales and other direct production costs and depreciation, depletion and amortization, average Cash Cost, After By-product Credits, Per Silver Ounce, All-In Sustaining Costs ("AISC"), After By-product Credits, Per Silver Ounce, and proven and probable ore reserves for the past three years is set forth in the following table.

	Years Ended December 31,
Production	2020	2019	2018
Ore milled (tons)	818,408	846,076	845,398
Silver (ounces)	10,494,726	9,890,125	7,953,003
Gold (ounces)	48,491	56,625	51,493
Zinc (tons)	56,814	56,805	55,350
Lead (tons)	21,400	20,112	18,960

Cost of sales and other direct production costs and depreciation, depletion and amortization	$217,125	$211,719	$190,066
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$5.49	$1.97	$(1.13)
AISC, After By-Product Credits, per Silver Ounce (1)	$8.57	$5.99	$5.58

Proven Ore Reserves(2,3,4,5,6,7)
Total tons	3,200	7,200	6,200
Silver (ounces per ton)	21.8	14.8	13.8
Gold (ounces per ton)	0.10	0.08	0.10
Zinc (percent)	7.8	5.4	7.0
Lead (percent)	3.7	2.6	2.8
Contained silver (ounces)	70,100	106,200	85,800
Contained gold (ounces)	300	600	600
Contained zinc (tons)	250	390	440
Contained lead (tons)	120	180	180

Probable Ore Reserves(2,3,4,5,6,7)
Total tons	8,975,100	10,713,400	9,269,500
Silver (ounces per ton)	12.4	12.2	11.5
Gold (ounces per ton)	0.09	0.09	0.09
Zinc (percent)	7.3	7.3	7.6
Lead (percent)	2.8	2.8	2.8
Contained silver (ounces)	111,333,300	130,791,300	106,972,000
Contained gold (ounces)	827,300	931,600	839,500
Contained zinc (tons)	652,170	778,020	706,040
Contained lead (tons)	254,840	305,010	262,760

Total Proven and Probable Ore Reserves(2,3,4,5,6,7)
Total tons	8,978,300	10,720,600	9,275,700
Silver (ounces per ton)	12.4	12.2	11.5
Gold (ounces per ton)	0.09	0.09	0.09
Zinc (percent)	7.3	7.3	7.6
Lead (percent)	2.8	2.8	2.8
Contained silver (ounces)	111,403,400	130,897,500	107,057,800
Contained gold (ounces)	827,600	932,200	840,100
Contained zinc (tons)	652,420	778,410	706,480
Contained lead (tons)	254,960	305,190	262,940

(1)

Includes by-product credits from gold, lead and zinc production. Cash Cost, After By-product Credits, Per Silver Ounce and AISC, After By-product Credits, Per Silver Ounce represent non-GAAP measurements that management uses to monitor and evaluate the performance of our mining operations. We believe these measurements provide indicators of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other operating mining properties. A reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, to these non-GAAP measures can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

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

(3)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and smelter payables, and cash operating costs.  Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Greens Creek, the cutoff grade is expressed in terms of net smelter return (“NSR”), rather than metal grade.  The cutoff grade at Greens Creek is $205 per ton NSR for all zones except Gallagher and additional small headings, which have cutoff grades of $210 and $240, respectively, per ton NSR.  Our estimates of proven and probable reserves are based on the following metals prices:

	December 31,
	2020	2019	2018
Silver (per ounce)	$16.00	$14.50	$14.50
Gold (per ounce)	$1,300	$1,300	$1,200
Lead (per pound)	$0.90	$0.90	$0.90
Zinc (per pound)	$1.15	$1.15	$1.15

(4)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2020 reserve model assumes average total mill recoveries of 82% for silver, 72% for gold, 92% for zinc and 84% for lead.

(5)

The change in reserves in 2020 versus 2019 was due to continued depletion of the deposit through production and limitations on drilling activities due to COVID-19. The change in reserves in 2019 versus 2018 was due to data from new drill holes, new density measurements, new resource modeling techniques and various design changes made to reduce dilution, partially offset by continued depletion of the deposit through production.

(6)

Probable reserves at the Greens Creek unit are based on average drill spacing of 50 to 100 feet. Proven reserves typically require that mining samples are partly the basis of the ore grade estimates used, while probable reserve grade estimates can be based entirely on drilling results.  The proven reserves reported for Greens Creek for 2020 represent stockpiled ore.

(7)

Greens Creek reserve estimates were prepared by Paul Jensen, Chief Geologist, Joshua Pritts, Resource Geologist, and Kyle Mehalek, Chief Mine Engineer, at the Greens Creek unit and reviewed by Keith Blair, Chief Geologist, and Kurt Allen, Director of Exploration, at Hecla Limited.

The Lucky Friday Unit

Since 1958, we have owned and operated the Lucky Friday mine, a deep underground silver, lead and zinc mine located in the Coeur d’Alene Mining District in northern Idaho. Lucky Friday is one-quarter mile east of Mullan, Idaho, and is adjacent to U.S. Interstate 90. The mine site and various surface facilities are accessed by paved roads from U.S. Interstate 90.

The Lucky Friday mine is comprised of 710 acres of patented mining claims and fee lands and 535 acres of unpatented mining claims.  We also own or control approximately 26 square miles of mineral interests, which include patented mining and millsite claims, fee lands, and unpatented mining claims, that are adjacent to the Lucky Friday mine property.  On November 6, 2008, we, through the Silver Hunter Mining Company (“Silver Hunter”), completed the acquisition of substantially all the assets of Independence Lead Mines Company, which held an interest in the Gold Hunter property. The acquisition included all future interests or royalty obligations to Independence and the mining claims pertaining to the operating agreement with Hecla Limited that was assigned to Silver Hunter.  Below is a map illustrating the location and access to the Lucky Friday unit:

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

The second ore-bearing structure is known as the Lucky Friday Expansion Area, or Gold Hunter. It is located about 5000 feet northwest of the Lucky Friday workings and was discovered by Hecla in 1991.  It was put into production pursuant to an operating agreement with Silver Hunter, our wholly owned subsidiary.  High grade silver mineralization occurs in steeply dipping veins hosted in a 200-foot thick siliceous lens within the Wallace Formation that transitions to the St. Regis Formation at about 5,900 feet below surface. We currently are mining at approximately 6,300 feet below surface. The veins are sub-parallel and strike west-northwest with a dip of 85 degrees to the south.  The strike length of the mineralized package is approximately 2,150 feet.  The 30 Vein, which contains higher silver grades, is the primary producer and represents approximately 57% of our current proven and probable ore reserve tonnages, while the remaining 43% of our reserves are contained in various intermediate veins having lower silver grades than 30 Vein. The width of 30 Vein ranges from approximately 0.5 feet to 15.4 feet, with an average width of approximately 7.4 feet.

Access to the mining horizons from the surface is by shaft access.  Once underground, trackless drifts and ramps are utilized to reach the mining areas.  An internal, hoisting shaft was completed in 2017 to extend access at depth in the Gold Hunter area.  The principal mining methods in use at the Lucky Friday unit consist of underhand systems with integral paste fill and varying degrees of mechanization.  The most prevalent system in use in 2020 was underhand cut and fill. This method utilizes rubber-tired equipment to access the veins through ramps developed outside of the ore body. Once a cut is taken along the strike of the vein, it is backfilled with cemented tailings and the next cut is accessed below from the ramp system.  In 2020, we began testing a new underhand method that has the potential for increased mechanization.  It is akin to longhole stoping but is conducted over shorter vertical intervals and without an undercut.  Work has been underway since 2017 to develop a fully mechanized underhand method which would utilize a remote vein miner for mechanical excavation. Fabrication of the remote vein miner was completed in 2019.  Testing and modification of the machine at the manufacturer's facilities proceeded in 2020 but has been delayed by COVID-19.  Delivery to Lucky Friday is expected in 2021.

Ore at the Lucky Friday unit is processed using a conventional lead/zinc flotation flowsheet.  Run of mine ore is crushed in a conventional three stage crushing plant consisting of a primary jaw crusher, followed by secondary and tertiary cone crushing circuits.  Crushed ore is ground in a ball mill, and the ground slurry reports to the lead flotation circuit.  The lead circuit tailings report to the zinc flotation circuit.  Lead and zinc concentrates are thickened and filtered, and concentrate products are shipped to smelters for final processing.  The original flotation mill was constructed in 1960 and had a capacity of 750 tons per day. Various modifications and upgrades have been made since that time, and the plant capacity currently is estimated at 1,000 tons per day. Total mill recovery was approximately 96% for silver, 95% for lead and 91% for zinc during 2020. All lead and zinc concentrate sales during 2020 were shipped to Teck Resources Limited's smelter in Trail, British Columbia, Canada.

Avista Corporation supplies electrical power to the Lucky Friday unit.

At December 31, 2020, there were 327 employees at Lucky Friday. The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union is the bargaining agent for Lucky Friday’s 241 hourly employees as of December 31, 2020. The current labor agreement expires on January 6, 2023. Re-staffing of the mine and ramp-up activities, following a strike that started in March 2017 and ended in early January 2020, have been substantially completed, with a return to full production starting in the fourth quarter of 2020.

The net book value of the Lucky Friday unit property and its associated plant, equipment and mineral interests was approximately $495.6 million as of December 31, 2020. The vintage of the facilities at Lucky Friday ranges from the 1950s to 2020.

The current mine plan at Lucky Friday utilizes estimates of reserves and mineralized material for approximately 17 years of production.

There was no exploration at Lucky Friday in 2020, and no exploration activities are planned in 2021.

Information with respect to the Lucky Friday unit’s production, cost of sales and other direct production costs and depreciation, depletion and amortization, average Cash Cost, After By-product Credits, Per Silver Ounce, AISC, After By-product Credits, Per Silver Ounce, and proven and probable ore reserves for the past three years is set forth in the table below.

	Years Ended December 31,
Production	2020	2019	2018
Ore milled (tons)	179,208	57,091	17,309
Silver (ounces)	2,031,874	632,944	169,041
Lead (tons)	12,727	4,098	1,131
Zinc (tons)	6,298	2,052	673

Cost of sales and other direct production costs and depreciation, depletion and amortization	$56,706	$16,621	$9,750
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$9.34	$—	$—
AISC, After By-product Credits, Per Silver Ounce (1)	$18.22	$—	$—

Proven Ore Reserves(2,3,4,5,6)
Total tons	4,392,500	4,184,700	4,230,200
Silver (ounces per ton)	14.2	15.4	15.4
Lead (percent)	8.8	9.6	9.6
Zinc (percent)	4.1	4.1	4.1
Contained silver (ounces)	62,290,100	64,505,700	65,234,100
Contained lead (tons)	386,210	401,020	406,080
Contained zinc (tons)	180,060	172,880	174,630

Probable Ore Reserves(2,3,4,5,6)
Total tons	1,371,900	1,386,300	1,386,600
Silver (ounces per ton)	10.7	11.4	11.4
Lead (percent)	7.2	7.6	7.6
Zinc (percent)	3.9	3.7	3.7
Contained silver (ounces)	14,701,600	15,815,400	15,815,300
Contained lead (tons)	99,170	104,720	104,720
Contained zinc (tons)	53,190	50,640	50,640

Total Proven and Probable Ore Reserves(2,3,4,5,6)
Total tons	5,764,400	5,571,000	5,616,800
Silver (ounces per ton)	13.4	14.4	14.4
Lead (percent)	8.4	9.1	9.1
Zinc (percent)	4.0	4.0	4.0
Contained silver (ounces)	76,991,700	80,321,100	81,049,400
Contained lead (tons)	485,380	505,740	510,800
Contained zinc (tons)	233,250	223,520	225,270

(1)

Includes by-product credits from lead and zinc production. Cash Cost, After By-product Credits, Per Silver Ounce and AISC, After By-product Credits, Per Silver Ounce, represent non-GAAP measurements that management uses to monitor and evaluate the performance of our mining operations. We believe these measurements provide indicators of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other operating mining properties. Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization is presented for the full year of 2020. However, Cash Cost, After By-product Credits and AISC, After By-product Credits only reflect results for the fourth quarter of 2020, as production was ramped-up during the first three quarters of 2020 following the end of the strike. A reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, to these non-GAAP measures can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

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

	December 31,
	2020	2019	2018
Silver (per ounce)	$16.00	$14.50	$14.50
Lead (per pound)	$0.90	$0.90	$0.90
Zinc (per pound)	$1.15	$1.15	$1.15

(4)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2020 reserve model assumes average total mill recoveries of 96% for silver, 94% for lead and 92% for zinc.

(5)

The change in reserves in 2020 from 2019 was due to inclusion of definition drilling information, partially offset by depletion of the deposit through production. The change in reserve in 2019 from 2018 was because of depletion of the deposit through production.

(6)

Lucky Friday reserve estimates were prepared by Ben Chambers, Mine Geologist and Wes Johnson, Technical Services Manager, at the Lucky Friday unit. The estimates were reviewed by Joshua Pritts, Resource Geologist, Keith Blair, Chief Geologist, and Kurt Allen, Director of Exploration, at Hecla Limited.

The Casa Berardi Unit

In 2013, as a result of our acquisition of Aurizon, we acquired the Casa Berardi operation, located 95 kilometers north of La Sarre in the Abitibi Region of northwestern Quebec, Canada. The property borders Ontario to the west and covers parts of Casa Berardi, Dieppe, Raymond, D'Estrees, and Puiseaux townships. The project area extends east-west for more than 37 kilometers and reaches 3.5 kilometers north-south. The Casa Berardi mine gold deposits are located along a 5 kilometer east-west mineralized corridor.

Aurizon acquired the claims, leases and infrastructure comprising the Casa Berardi mine project in 1998 from TVX Gold Inc. Aurizon engaged in exploration programs beginning in 1998, and production began in late 2006.

The nearest commercial airport to the Casa Berardi mine is located at Rouyn-Noranda. La Sarre can be reached from Rouyn-Noranda via provincial roads 101 and 111. A 38 kilometer all-season gravel road accesses the mine from the paved Route des Conquérants road, which runs north from its intersection with road 393 north of La Sarre and passes through the village of Villebois. The mine access road intersection is approximately 21 kilometers north of Villebois. A gravel road links the East Mine and the West Mine (which roughly represent the east-west boundaries of the mining lease), and a number of forestry roads provide access to the rest of the project area, from east and west.

Hecla Quebec Inc., Hecla’s wholly owned subsidiary, owns a 100% interest in the mineral titles and mining leases comprising the current Casa Berardi operations. It is composed of 69 contiguous claims, covering 3,148.3 hectares (7,779.6 acres) and two mining leases covering 481.4 hectares (1,189.7 acres).  The total area of the Casa Berardi property is 3,629.75 hectares (8,969.3 acres or approximately 14 square miles), and all the claims and leases are in good standing. We own an additional approximately 45 square miles of exploration property located adjacent to the current Casa Berardi operations and comprised of approximately 230 claims, most of which are subject to a 1% NSR royalty in favor of Lake Shore Gold Corp.

Under the Quebec Mining Act, claims are required to be renewed every two years. Statutorily prescribed minimum work commitments apply to all claims and leases. As of December 31, 2020, the claims and leases comprising part of the Casa Berardi mine have excess work credits of CAD$17.1 million. Claims and leases for our other projects in Quebec have excess work credits of CAD$29.5 million as of December 31, 2020. We also hold a non-exclusive lease for a sand and gravel pit, a tailings lease, and an additional 12 acres of land contiguous to a mining lease for rock waste material storage.

The mine and mill complex are permitted to process 1,600,000 dry metric tonnes (approximately 1,764,000 tons) of ore per year (4,900 tons per day). The mining operations consist of underground and open pit mines. The surface infrastructures include a cyanidation processing mill (carbon-in-leach), tailings impoundment areas, and other support facilities and infrastructure. The map below illustrates the location and access to Casa Berardi:

Prior to Aurizon’s ownership, the Casa Berardi underground mine operated from 1988 to 1997, producing approximately 3.9 million tons of ore at an average gold grade of 0.2 ounces per ton from the West Mine and the East Mine.

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

The ore at Casa Berardi is extracted using a combination of underground and open pit mining methods. The underground mines at Casa Berardi are trackless and are accessed by a combination of ramps and a production shaft. The mining method is longhole stoping using a combination of traverse and longitudinal orientations depending upon the widths of the zone. The combined ore production rate from the underground zones is in the range of 2,000 to 2,200 tons per day.

Open pit mining is used to extract near surface mineralization, both above the existing underground mining horizons and in areas without economic underground resources. At present, one open pit mine is in production and another is being developed. Three additional pits are anticipated. The combined ore production rate from the open pit zones is highly variable depending on the mining sequence and ore release rates. Open pit ore is fed to the plant roughly in equal proportion to the underground ore and any surplus is stockpiled.

The mill utilizes a combination of gravity recovery for coarse gold and cyanidation for fine gold. The ore is crushed and ground to produce a slurry suitable for the subsequent recovery processes. Crushing and grinding is accomplished by a jaw crusher followed by a SAG mill and ball mill. Coarse gold reports to the gravity circuit consisting of Knelson concentrators followed by high intensity leaching and electrowinning. Fine gold reports to the cyanide leach train. Due to the presence of naturally occurring organic carbon in the ore, the Carbon-In-Leach ("CIL") approach is used in cyanidation circuit. Gold is adsorbed onto carbon in the leach train and later desorbed for electrowinning. Sludge from the electrowinning cells is melted in a furnace to produce doré, the final product produced at Casa Berardi. In 2020, the mill processed 1,283,701 tons, for an average of 3,699 tons per day.

Power supply to the site is provided by a 55 kilometer, 120kV power line from the Hydro-Québec transformation station located in the town of Normétal.

The employees at Casa Berardi are employees of Hecla Quebec Inc., our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 646 employees at the Casa Berardi unit at December 31, 2020. We also utilize third-party contractors, which use their employees and equipment, for some of the mining activities at Casa Berardi.

The current mine plan at Casa Berardi utilizes estimates of reserves and mineralized material for approximately 13 years of production, and includes anticipated production from the underground and open pit mine areas.

In-stope and definition underground drilling during 2020 concentrated within the 113, 118, 119, 123, 128, 148, and 152 zones to refine orebody shapes and gold grade distributions for mine planning and reserves. Underground exploration drilling of the 113, 118, 123, and 128 zones in the West Mine focused on expanding mineralization down-plunge and testing extensions to the west and to the east of each zone. Drilling of the 148 and 152 zones in the East Mine tested extensions of the previously identified high grade mineralization down plunge. Surface definition and exploration drilling continues to define limits for the 160 Pit and expands the 159 zone to the east which is open for expansion.

The currently contemplated underground in-stope and definition drilling programs for 2021 are expected to appraise the high-grade ore shoots of the 113, 118, 124, 123, 128, and 134 zones in the western part of the mine and high-grade extensions of the 146 and 148 zones in the East Mine. Surface definition drilling planned for 2021 is expected to focus on the 160 and WMCP zones. Exploration drilling from underground is currently expected to evaluate extensions of the 113, 118 and 128 zones in the western part of the mine and the 148, 152, and 157 zones in the East Mine, while surface drilling is expected to evaluate the high-grade potential of the western extension of the WMCP mineralized lenses at depth and to the west and the eastern extensions of the 160 and 159 zone lenses at depth and to the east.

Hecla acquired Aurizon on June 1, 2013 for approximately CAD$740.8 million (US$714.5 million), and has operated the Casa Berardi mine since the acquisition. The net book value of the Casa Berardi unit property and its associated plant, equipment and mineral interests was approximately $635.8 million as of December 31, 2020. As of December 31, 2020, we have recorded an $11.7 million asset retirement obligation for reclamation and closure costs. We maintain a surety bond as financial guarantee for future reclamation and closure work.

Information with respect to the Casa Berardi unit’s production, cost of sales and other direct production costs and depreciation, depletion and amortization, average Cash Cost, After By-product Credits, Per Gold Ounce, AISC, After By-product Credits, Per Gold Ounce, and proven and probable ore reserves for the past three years is set forth in the table below.

	Year Ended December 31,
Production	2020	2019	2018
Ore milled (tons)	1,283,701	1,378,065	1,375,718
Gold (ounces)	121,492	134,409	162,744
Silver (ounces)	24,142	31,540	38,086

Cost of sales and other direct production costs and depreciation, depletion and amortization	$203,434	$217,682	$199,402
Cash Cost, After By-product Credits, Per Gold Ounce (1)	$1,131	$1,051	$800
AISC, After By-product Credits, Per Gold Ounce (1)	$1,436	$1,354	$1,080

Proven Ore Reserves(2,3,4,5,6)
Total tons	5,474,900	6,847,000	6,789,700
Gold (ounces per ton)	0.10	0.09	0.08
Contained gold (ounces)	567,400	603,500	563,400

Probable Ore Reserves(2,3,4,5,6)
Total tons	11,295,600	13,780,400	16,953,500
Gold (ounces per ton)	0.09	0.08	0.08
Contained gold (ounces)	974,600	1,114,300	1,343,300

Total Proven and Probable Ore Reserves(2,3,4,5,6)
Total tons	16,770,500	20,627,400	23,743,200
Gold (ounces per ton)	0.09	0.08	0.08
Contained gold (ounces)	1,542,000	1,717,800	1,906,700

(1)

Includes by-product credits from silver production. Cash Cost, After By-product Credits, Per Gold Ounce and AISC, After By-product Credits, Per Gold Ounce represent non-GAAP measurements that management uses to monitor and evaluate the performance of our mining operations. We believe these measurements provide indicators of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other operating mining properties. A reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, to these non-GAAP measures can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

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

(3)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and refiner payables, and cash operating costs.  The cutoff grade at Casa Berardi is assumed to be 0.101 ounces per ton for underground reserves and 0.025 ounces per ton for open pit reserves.  Our estimates of proven and probable reserves are based on the prices of $1,300 per gold ounce for 2020 and 2019 and $1,200 per gold ounce for underground reserves and $1,225 for open pit reserves for 2018.

(4)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2020 reserve model assumes average total mill recoveries for gold of approximately 83% for underground reserves and 85% for open pit reserves.

(5)

The changes in reserves in 2020 compared to 2019 and in 2019 compared to 2018 resulted from depletion of the deposit through production, partially offset by inclusion of definition drilling information.

(6)

Casa Berardi reserve estimates were prepared by Real Parent, Principal Resource Geologist, Frederic Pare, Geology Superintendent, and Herman De Los Rios, Engineering Superintendent, at the Casa Berardi unit. Casa Berardi resource estimates were reviewed by Keith Blair, Chief Geologist, and Kurt Allen, Director of Exploration, at Hecla Limited.

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

Mineralization at the project occurs as low and intermediate sulfidation epithermal veins within the Saladillo valley area. Historically, the most important veins at the project have been the Francine, East Francine, Middle and North veins located at the north end of the Saladillo valley and the Andrea Vein located 4 miles to the south. The veins are hosted within a series of shales with interbedded fine-grained sandstones interpreted to belong to the Cretaceous Caracol Formation. Most of the veins strike to the west-northwest and vein dips vary from steep toward the west to shallow toward the east. True vein widths range from 5 to 30 feet, and the average true width of the veins in the district is 8 feet.

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

Hecla operated the San Sebastian underground mine from 2001 to 2005. The life-of-mine production from the Francine and Don Sergio veins over four years was 11.2 million ounces of silver and 155,937 ounces of gold.

Hecla again operated San Sebastian using open pit and underground methods from 2015 to 2020. Production began with open pit mining and underground mining was added by 2018. The historical production during this period was 77.7 million ounces of silver and 1.4 million ounces of gold. Access to the underground workings was through ramps from the surface connecting one or more levels. Ore was mined by the cut-and-fill stoping method and extracted from the stopes using rubber-tired equipment and hauled to the surface in trucks. In the fourth quarter of 2020, San Sebastian was placed into care and maintenance upon depletion of the known economic resource. Exploration is ongoing.

Run of mine ore was hauled in trucks by contractors to a toll processing facility near Velardeña, Durango, Mexico, which is located approximately 60 miles from the San Sebastian mine site. Before completion of production, processing of ore averaged approximately 474 tons per day in 2020, with recovery of approximately 91% for silver and 82% for gold.

Electric power is purchased from Comisiòn Federal de Electricidad (a Mexico federal electric company).

There was a total of 30 employees at the San Sebastian unit as of December 31, 2020, with most of them employed by our subsidiary that provides certain specialized services to another subsidiary that owns the mine. These employees are not represented by a bargaining agent. We have primarily used third-party contractors for mining and operation of the processing facility. The hourly employees of the owner of the processing facility are represented by the Sindicato Nacional de Trabajadores Mineros, Metalúrgicos, Siderúrgicos y Similares de la República Mexicana (a Mexico national union) as bargaining agent.

At December 31, 2020, the net book value of the San Sebastian unit property and its associated plant and equipment was $7.8 million. Infrastructure includes the underground mine portal and development, a water supply system, maintenance shop, warehouse, laboratory, leased mill and related improvements, and various offices. Equipment and facilities are in good condition. As of December 31, 2020, $6.9 million has been accrued for reclamation and closure costs. All permits required for current mining of the open pits and the underground mine and operation of the mill are in place.

In late 2018 and early 2019, a new vein, called the El Toro Vein, was discovered approximately 1.3 miles south of the San Sebastian Mine Area under thick soil cover. Drilling throughout 2019 at the El Toro Vein area defined oxide mineralization over 1.3 miles of strike length and 900 feet downdip. In late 2019 infill drilling was conducted on key portions of the El Toro Vein. With the recent El Toro discovery, we believe the combined strike length of the primary veins at the project (Francine, Andrea, Middle, North and El Toro) is over 6 miles.

Exploration activities in 2020 consisted primarily of core drilling at two recently discovered veins, referred to as the El Bronco and El Tigre Veins, discovered under soil cover through our 2020 Short Vertical Reverse Circulation ("SVRC") drilling program. SVRC drilling has proven to be an effective method for exploring for new veins under thick soil cover.

For 2021, additional core drilling is planned at the El Bronco and El Tigre Vein target areas. The 2021 SVRC drilling program is expected to focus on the soil covered areas located south and west of the San Sebastian Mine; an area that we believe to be highly prospective for the discovery of new veins. A new generation high resolution airborne spectral survey is also planned to be flown at the San Sebastian unit in 2021 for detail mapping of hydrothermal alteration.

Information with respect to the San Sebastian unit’s production, cost of sales and other direct production costs and depreciation, depletion and amortization, average Cash Cost, After By-Product Credits, Per Silver Ounce, AISC, After By-product Credits, Per Silver Ounce, and proven and probable ore reserves for the past three years is set forth in the table below.

	Year Ended December 31,
Production	2020	2019	2018
Ore milled (tons)	131,859	174,713	156,733
Silver (ounces)	954,772	1,868,884	2,037,072
Gold (ounces)	7,223	15,673	14,979

Cost of sales and other direct production costs and depreciation, depletion and amortization	$24,104	$50,509	$41,815
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$4.92	$8.02	$9.69
AISC, After By-product Credits, Per Silver Ounce (1)	$5.68	$12.10	$14.68

Proven Ore Reserves(2,3,4,5,6)
Total tons	—	34,500	21,500
Silver (ounces per ton)	—	4.8	3.9
Gold (ounces per ton)	—	0.08	0.08
Contained silver (ounces)	—	165,800	84,700
Contained gold (ounces)	—	2,700	1,800

Probable Ore Reserves(2,3,4,5,6)
Total tons	—	65,500	206,100
Silver (ounces per ton)	—	10.9	13.1
Gold (ounces per ton)	—	0.07	0.10
Contained silver (ounces)	—	715,600	2,704,800
Contained gold (ounces)	—	4,900	20,700

Total Proven and Probable Ore Reserves(2,3,4,5,6)
Total tons	—	100,000	227,600
Silver (ounces per ton)	—	8.8	12.3
Gold (ounces per ton)	—	0.08	0.10
Contained silver (ounces)	—	881,400	2,789,500
Contained gold (ounces)	—	7,600	22,500

(1)

Includes by-product credits from gold production. Cash Cost, After By-product Credits, Per Silver Ounce and AISC, After By-product Credits, Per Silver Ounce represent non-GAAP measurements that management uses to monitor and evaluate the performance of our mining operations. We believe these measurements provide indicators of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other operating mining properties. A reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, to these non-GAAP measures can be found in Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

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

	December 31,
	2019	2018
Silver (per ounce)	$14.50	$14.50
Gold (per ounce)	$1,300	$1,200

(4)	Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore. Metal recoveries vary by mine zone and ore grade.

(5)	The changes in silver and gold reserves in 2020 compared to 2019 and 2019 compared to 2018 were the result of depletion of the deposit through production.

(6)

San Sebastian reserve estimates were prepared by Joshua Pritts, Resource Geologist, and Alberto Ramos, Mining Engineer, at Hecla Limited, and reviewed by Keith Blair, Chief Geologist and Kurt Allen, Director of Exploration, at Hecla Limited.

The Nevada Operations Unit

As a result of our acquisition of Klondex in July 2018, we obtained 100% ownership of the Fire Creek mine, Hollister mine, Midas mine and milling facility, Aurora mine and milling facility, and various other mineral interests comprising a total land position of approximately 110 square miles in north central Nevada and the Walker Lane.

The employees at the Nevada Operations unit are employees of Klondex Gold & Silver Mining Company, our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 76 employees at the Nevada Operations unit at December 31, 2020.

As of December 31, 2020, the total net book value of the properties, plants, equipment and mineral interests at the Nevada Operations unit was approximately $474.3 million.

As of December 31, 2020, we recorded a $26.1 million asset retirement obligation for reclamation and closure costs at the Nevada Operations unit. We maintain a surety bond as financial guarantee for future reclamation and closure work.

Additional information on the Nevada Operations properties is below.

Fire Creek

In 1975, Klondex acquired the property as a very early stage exploration project. Fire Creek is located in north-central Nevada in Lander County, and to a lesser extent Eureka County, approximately 16 miles south of a major highway (Interstate 80) near other large gold deposits and mines which are owned and operated by major mining companies. Access to Fire Creek from Interstate 80 is by State Road 306, a good-quality road. Company-maintained mine and exploration roads provide access throughout the property. Fire Creek is a high-grade, epithermal vein deposit, and the land package covers approximately 18,755 acres (approximately 20.7 square miles), consisting of approximately 831 unpatented mining claims, and both leased and owned private fee lands. Our unpatented claims occupy public lands, administered by the United States Bureau of Land Management ("BLM"). Property fees are paid annually to the county in which they are held. To maintain our unpatented claims, we must file an annual notice of intent to maintain the claims within the county they are located and pay the annual mineral claim maintenance fees to the BLM. Certain of Fire Creek's claims are subject to various net smelter return ("NSR") royalties and have no expiration date. In addition, Fire Creek is subject to a 2.5% NSR royalty for all production commencing in 2019, which also has no expiration date. Fire Creek consists of an underground, mechanized narrow vein mine, related mine support infrastructure, mining equipment, and administrative buildings, all of which are in operating condition. The map below illustrates the location and access to Fire Creek:

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

High-grade mineralization has been delineated between approximately 4,900 feet and 5,700 feet above sea level and is open both up and down dip as well as along strike.

The Fire Creek mine is a trackless mine accessed by a decline, and historically produced approximately 350 tons of ore per day. The mining method is primarily longhole stoping, with ramp access. Oxide ore mined at Fire Creek is trucked approximately 165 miles to the Midas mill for processing, which is discussed in the Midas section below. Processing of a bulk sample of refractory material at a third-party facility is in progress.

Fire Creek receives electrical power provided by NV Energy, a major Nevada power company.

The developed oxide resources at Fire Creek will be depleted in the first quarter of 2021.  Mining of a 30,000 ton bulk test of refractory (Type 2) ore occurred in the latter half of 2020.  The bulk test demonstrated that larger scale, more productive methods could be applied successfully to this material.  Ground conditions were as good or better than expected and water in the test area was readily managed. The bulk test demonstrated that larger scale, more productive mining methods could be applied successfully to this material. The bulk test refractory ore is being processed by a third party through a tolling agreement.  While the processing is not yet complete, the recovery information to date is following the grade-recovery curve established through bench testing.  Metal prices increased significantly since the tolling agreement was signed, and it is no longer attractive for the third party to displace their own feed to toll. Discussions are underway with another processor. With the developed oxide resource depleted and no immediate alternative for the refractory material, Fire Creek is expected to be placed into care and maintenance in the second quarter of 2021.

In 2020, definition drilling at Fire Creek focused on infill drilling the Titan Zone inferred resource area, with smaller definition drilling programs offsetting two high-grade drill intercepts, one below Spiral 4 and one in the upper Spiral 4 areas. Geologic modeling of these zones is in progress and we believe all assay results should be received in the first quarter of 2021.

At the Fire Creek mine, the 2021 exploration program is currently expected to be limited to detailed mapping, sampling and alteration mineral spectroscopy designed to evaluate vein targets within our extensive property.

Hollister

The Hollister property has been operated since the 1900s by various mining companies which mined mercury in the early 1900s and gold and silver in the late part of the century. Hecla was in an earn-in arrangement for an ownership interest in Hollister from 2002 to 2007, when Hecla sold its interest.  Klondex acquired the property in October 2016. Hollister is a fully-permitted past producing underground and open pit operation. It is located in north-central Nevada in Elko County, approximately 61.5 miles east-northeast of Winnemucca, Nevada and 17 miles southeast from the Midas mine. Hollister is accessed by all-weather paved and gravel county roads. Hollister is comprised of 1,005 unpatented lode claims and 11 unpatented mill site claims that cover an area in excess of 15,000 acres, and an additional 209 unpatented lode claims through agreements covering approximately 4,320 acres. Our unpatented claims occupy public lands administered by the BLM. To maintain our unpatented claims in good standing, we must file an annual notice of intent to maintain the claims with the county and pay the annual mineral claim filing fees to the BLM. Certain claims and areas of Hollister are subject to royalties, including seven separate NSR royalties ranging from 1% to 5%, and a 1% NSR royalty after 500,000 ounces of gold production occurring from October 3, 2016, when Klondex acquired the property. There is no expiration date on the aforementioned royalties.  Hollister includes an underground mine, former open pit mines, related mine support infrastructure, mining equipment, and administrative buildings, all of which are in operating condition.  The map below illustrates the location and access to Hollister:

The Hollister mine is located along the NNR, and is on trend with the north-western end of the Carlin Trend, which is approximately 5 miles wide and 40 miles long. Mineralization is related to the Miocene period of magmatic activity associated with the NNR while gold mineralization on the Carlin Trend has been dated to late Eocene/early Oligocene magmatism.

The Hollister property also includes the Hatter Graben vein system, which is located approximately 2,500 feet east of the Hollister mine's underground development and has been down dropped approximately 800 feet lower than the current mine resource. The system of mineralized veins has a known vertical extent of 1,400 feet and strike length of 2,000 feet. This East-West trending zone is open along strike to the east and west and at depth and mineralization is strengthening in the east as historic high-grade intersections occur up to 4,000 feet along strike to the east. The first surface holes were initiated at Hatter Graben in the third quarter of 2018 with the intent to extend the current identified mineralized material east and west.  Drill holes at 300-foot intervals have intersected swarms with multiple veins and mineralized breccias at the anticipated distance.  Development of a drift from the Hollister mine's underground workings to the Hatter Graben area commenced in the third quarter of 2018 and was suspended in the second quarter of 2019.

The Hollister mine is a trackless mine accessed by a decline. Due to variability within the Hollister mine material, a selective mining approach is employed by matching mining methodology to stope characteristics. As discussed below, ore mined at Hollister was trucked to the Midas mill for processing, and the resulting loaded carbon was stripped at the Aurora mill. The Hollister mine is not in production.

Hollister receives electrical power provided by NV Energy.

With Fire Creek moving into care and maintenance, the focus will shift to exploring the Hatter Graben vein system in 2021. Crews and equipment will be redeployed to resume the exploration decline, and underground drilling will commence as drill platforms are established. Detailed mapping, sampling, alteration mineral spectroscopy, and geophysical surveys will be used to further define targets on the property.

Midas

The Midas mining district has historic gold production dating as early as 1907. Since modern mining began in 1998, 2.2 million ounces of gold and 26.9 million ounces of silver have been produced by three previous owners prior to Klondex acquiring the property. Klondex acquired the fully-permitted Midas mine and ore milling facility in February 2014. Midas is located in north-central Nevada in Elko County and lies about 58 miles east of Winnemucca on Nevada State Highway 789, and one mile from the town of Midas, Nevada. Midas is a high-grade, epithermal vein deposit, and the land package covers approximately 30,000 acres (~47 square miles), which includes fee lands, federal unpatented mining claims, seven mining leases, BLM rights-of-way, general agreements, easements, and surface use agreements, with varied terms and annual payments. Within the land package, there are 1,489 federal unpatented mining claims, of which 1,456 are owned and 33 are leased. Owned and leased fee lands comprise approximately 2,985 acres of the land package which is a mix of surface-mineral rights and surface rights only. Our unpatented claims occupy public lands, administered by the BLM. Property fees on fee lands are paid annually to the county in which they are held. To maintain our unpatented claims, an annual notice of intent must be filed with the respective county, in addition to paying the annual mineral claim maintenance fees to the BLM. Certain of the Midas claims are subject to a royalty. Midas is also subject to a 2.5% NSR royalty from all production commencing in 2019, and there is no expiration date on the royalty. Midas includes an underground, mechanized narrow vein mine, related mine support infrastructure, mining equipment, a Merrill-Crowe refining facility, a milling circuit, and administrative buildings, all of which are in operating condition.

The map below illustrates the location and access to Midas:

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

The Midas mine is a modern, mechanized narrow vein mine. The veins at Midas can vary in thickness from a few inches to over ten feet. Production at the Midas mine was suspended in the fourth quarter of 2019.

In 2020, surface exploration efforts through the first three quarters of the year focused on target definition within the district through detailed mapping, sampling, alteration mineral spectroscopy, and CSAMT geophysical surveys. This early field work defined 7 high-priority drill targets (Green Racer Sinter, SV1, North Block, Elko Prince, Southern Cross, Jackknife Ridge and G3) that were drill tested in the fourth quarter of 2020. All assay results from this drilling are expected in the first quarter of 2021, but assay results received to date show high-grade intersections from 4 of the 7 targets drilled.

At Midas, the 2021 exploration program is expected to consist primarily of additional detailed mapping, sampling, and alteration mineral spectroscopy to define additional drill targets and core drilling to offset the high-grade intersections from the 2020 drilling program.

Midas Mill

Oxide ore from the Fire Creek, Midas and Hollister mines historically has been processed at the Midas mill, which has a design capacity of 1,200 tons per day. Fire Creek and Midas ore previously was processed using a counter current decantation ("CCD") circuit, with Hollister ore processed using a CIL circuit. However, all ore was subsequently processed using the CIL circuit beginning in April 2019. Run-of-mine ore is crushed to 100% passing one-half inch in a conventional two-stage crushing circuit which utilizes a primary jaw crusher and a secondary cone crusher with the circuit closed by a double deck vibrating screen. The crushed product reports to the grinding circuit consisting of an 800 horsepower overflow ball mill and a 250 horsepower verti-mill. The circuit is closed using a bank of four (three operating, one standby) 10-inch cyclones. A portion of the cyclone underflow is sent to a gravity concentrator to remove coarse gold. The gravity concentrate is leached using an Acacia intense cyanidation unit with the gravity tail returned to the grinding circuit for further processing. The ground product is thickened before being leached with cyanide for 72 hours in a series of eight leach tanks. Thickener underflow is pumped to the first in a series of four CIL tanks. The pregnant solution from the Acacia reactor also reports to the first CIL tank. Sodium cyanide is added to the first tank to enable gold leaching. Each of the four tanks are equipped with a carbon retention screen and a carbon advance pump. The first and fourth tanks also have a loaded carbon screen on the top of the tanks. The slurry flows through the retention screens to the next successive tank and is ultimately pumped to cyanide detoxification and to the tailings facility. New carbon is added to the fourth tank and is pumped counter current to the slurry flow from the fourth tank, progressively upstream, until loaded carbon is pumped over the screen on the first tank and into carbon transport bags. The carbon transport bags are then loaded on a truck and shipped for sale to third-party processors, or hauled to the Aurora mill where they are stripped. The sludge from stripping at the Aurora mill is collected and shipped to the Midas refinery to be poured into doré bars. The bars are shipped off site for further refining by a third party.

When the CCD circuit is utilized for Fire Creek and Midas ore, the leached slurry from the leach tanks reports to a conventional five-stage counter current decantation circuit with the overflow solution from the first thickener, together with the pregnant solution from the Acacia reactor, reporting to the Merrill-Crowe circuit where zinc dust is used to precipitate the precious metal from solution. The underflow from the fifth thickener is treated to eliminate the remaining cyanide and pumped to the tailings storage facility. The precipitate is retorted to remove mercury before being smelted and poured into doré bars. The bars are shipped off site for further refining by a third party.

For 2020, total mill recovery of gold and silver was approximately 92% and 79%, respectively. The Midas mill was used for batch processing of Fire Creek oxide ore and is on standby to process the stockpiled Fire Creek ore in the first quarter of 2021. The mill will be placed into care and maintenance when that processing is complete.

Midas receives electrical power provided by NV Energy.

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

Aurora includes an underground mine, former open pit mines, related mine support infrastructure, mining equipment, a milling circuit with permitted tailings storage facility, and administrative buildings, all of which are in operating condition. Aurora is not in production.

The site has access to three-phase overland power from Nevada Energy.

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

The Aurora mill is a traditional crush-grind-CIL (Carbon in Leach) processing facility. Run of mine ore is sized through a jaw crusher. The sized ore is fed to a SAG mill followed by two ball mills operating in parallel to produce slurry for the CIL train which consists of nine tanks followed by a detox tank. Depleted slurry reports to the tailings storage facility. Active carbon moves through the CIL circuit counter-current to the slurry flow. Loaded carbon is stripped, regenerated, and returned to the circuit. The gold rich strip solution proceeds to electrowinning cells where it is precipitated and recovered. The precipitate is retorted to remove mercury and then melted with flux in a furnace to produce doré. The doré is sold to refiners. As mentioned previously, the carbon strip and electrowinning circuits at Aurora were used to process carbon from the Midas mill in some instances. The Aurora mill was placed on care-and-maintenance in 2020.

In 2020, exploration efforts at Aurora focused on an exploration potential data review of the district followed by hyperspectral, LiDAR, airborne magnetic/radiometric, gravity, and CSAMT geophysical surveys of the property. In 2021, we expect our exploration focus at Aurora to be on detailed mapping, sampling, and alteration mineral spectroscopy to follow up on targets generated by the review and surveys generated in 2020.

Information with respect to the Nevada Operation unit’s production, cost of sales and other direct production costs and depreciation, depletion and amortization, average Cash Cost, After By-product Credits, Per Gold Ounce, AISC, After By-product Credits, Per Gold Ounce, and proven and probable ore reserves for the last three years is set forth in the table below.

	Year Ended December 31,	Year Ended December 31,	July 20 Through December 31,
Production	2020	2019	2018
Ore milled (tons)	27,984	210,397	116,383
Gold (ounces)	31,756	66,166	32,887
Silver (ounces)	37,443	181,741	172,301

Cost of sales and other direct production costs and depreciation, depletion and amortization	$44,801	$153,336	$47,005
Cash Cost, After By-product Credits, Per Gold Ounce (1)	$716	$1,096	$1,221
AISC, After By-product Credits, Per Gold Ounce (1)	$787	$1,527	$1,950

Proven Ore Reserves(2,3,4,5,6)
Total tons
Fire Creek	62,400	22,100	23,900
Hollister	—	—	2,400
Total Nevada Operations	62,400	22,100	26,300
Gold (ounces per ton)
Fire Creek	0.5	1.5	1.2
Hollister	—	—	0.7
Total Nevada Operations	0.5	1.5	1.2
Silver (ounces per ton)
Fire Creek	0.4	1.2	1.1
Hollister	—	—	0.7
Total Nevada Operations	0.4	1.2	1.7
Contained gold (ounces)
Fire Creek	30,100	33,200	28,900
Hollister	—	—	1,700
Total Nevada Operations	30,100	33,200	30,600
Contained silver (ounces)
Fire Creek	27,900	27,500	27,100
Hollister	—	—	16,500
Total Nevada Operations	27,900	27,500	43,600

Probable Ore Reserves(2,3,4,5,6)
Total tons
Fire Creek	700	37,100	91,200
Hollister	—	—	9,100
Total Nevada Operations	700	37,100	100,300
Gold (ounces per ton)
Fire Creek	0.7	0.6	0.4
Hollister	—	—	0.7
Total Nevada Operations	0.7	0.6	0.5
Silver (ounces per ton)
Fire Creek	0.9	0.6	0.3
Hollister	—	—	7.2
Total Nevada Operations	0.9	0.6	1.0
Contained gold (ounces)
Fire Creek	500	20,900	40,400
Hollister	—	—	5,900
Total Nevada Operations	500	20,900	46,300
Contained silver (ounces)
Fire Creek	600	23,200	29,800
Hollister	—	—	65,900
Total Nevada Operations	600	23,200	95,700

Total Proven and Probable Ore Reserves(2,3,4,5,6)
Total tons
Fire Creek	63,100	59,200	115,100
Hollister	—	—	11,500
Total Nevada Operations	63,100	59,200	126,600
Gold (ounces per ton)
Fire Creek	0.5	0.9	0.6
Hollister	—	—	0.7
Total Nevada Operations	0.5	0.9	0.6
Silver (ounces per ton)
Fire Creek	0.5	0.9	0.5
Hollister	—	—	7.2
Total Nevada Operations	0.5	0.9	1.1
Contained gold (ounces)
Fire Creek	30,600	54,100	69,300
Hollister	—	—	7,600
Total Nevada Operations	30,600	54,100	76,900
Contained silver (ounces)
Fire Creek	28,500	50,700	56,900
Hollister	—	—	82,400
Total Nevada Operations	28,500	50,700	139,300

(1)

Includes by-product credits from silver production. Cash Cost, After By-product Credits, Per Gold Ounce and AISC, After By-product Credits, Per Gold Ounce represent non-GAAP measurements that management uses to monitor and evaluate the performance of our mining operations. We believe these measurements provide indicators of economic performance and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other operating mining properties. A reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, to these non-GAAP measures can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

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

(3)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and refiner payables, and cash operating costs.  The cutoff grade assumption is 0.482 gold-equivalent ounces per ton at Fire Creek.  Our estimates of proven and probable reserves are based on prices of $1,300 per ounce for gold and $16.00 per ounce for silver for 2020, $1,300 per ounce for gold and $14.50 per ounce for silver for 2019 and $1,200 per ounce for gold and $14.50 per ounce for silver for 2018.

(4)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2020 reserve model assumes average total mill recoveries for gold and silver of approximately 91% and 63%, respectively, for Fire Creek.

(5)	The changes in gold and silver reserves in 2020 compared to 2019 and 2019 compared to 2018 were the result of depletion of the deposit through production.

(6)

Fire Creek resource and reserve estimates were prepared by Agapito Orozco, Senior Resource Geologist, Sarah Bull, Senior Mining Engineer, and Bryan Farbridge, Chief Engineer, at the Nevada Operations unit and reviewed by Keith Blair, Chief Geologist, and Kurt Allen, Director of Exploration, at Hecla Limited.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the New York Stock Exchange, Inc. under the symbol "HL." As of February 16, 2021, there were 3,373 stockholders of record of our common stock.

The following table provides information as of December 31, 2020 regarding our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
2010 Stock Incentive Plan	—	N/A	12,443,518
Stock Plan for Non-Employee Directors	—	N/A	2,476,644
Key Employee Deferred Compensation Plan	—	N/A	228,624
Total	—	N/A	15,148,786

See Note 9 and Note 10 of Notes to Consolidated Financial Statements for information regarding the above plans.

On November 20, 2020, we issued 89,109 unregistered shares of our common stock to the Lucky Friday Pension Plan Trust and 554,455 shares to the Hecla Mining Company Retirement Plan Trust in private placements in order to satisfy the funding requirements for those defined benefit pension plans. The private placements were exempt from registration under the Securities Act of 1933, as amended ("Securities Act") pursuant to section 4(a)(2) of that Act. We did not receive any cash proceeds from the issuance of the shares. The shares had a value of approximately $3.3 million at the time of issuance.

On August 18, 2020, we issued 405,186 unregistered shares of our common stock to the Lucky Friday Pension Plan Trust and 1,653,160 shares to the Hecla Mining Company Retirement Plan Trust in private placements in order to satisfy the funding requirements for those defined benefit pension plans. The private placements were exempt from registration under the Securities Act pursuant to section 4(a)(2) of that Act. The shares were subsequently registered for resale on a registration statement on Form S-3 filed with the SEC on September 23, 2020. We did not receive any cash proceeds from the issuance of the shares. The shares had a value of approximately $12.4 million at the time of issuance.

On April 9, 2020, we issued 119,048 unregistered shares of our common stock to the Lucky Friday Pension Plan Trust and 47,619 shares to the Hecla Mining Company Retirement Plan Trust in private placements in order to satisfy the funding requirements for those defined benefit pension plans. The private placements were exempt from registration under the Securities Act pursuant to section 4(a)(2) of that Act. The shares were subsequently registered for resale on a registration statement on Form S-3 filed with the SEC on April 9, 2020. We did not receive any cash proceeds from the issuance of the shares. The shares had a value of approximately $0.4 million at the time of issuance.

On December 18, 2019, we issued 10,654,856 unregistered shares of our common stock pursuant to an Exchange Agreement as prepayment of CAD$40 million (approximately US$30.5 million as of December 18, 2019) in aggregate principal amount of our Series 2018-A Senior Notes due May 1, 2021 previously held by Ressources Québec. See Note 7 of Notes to Consolidated Financial Statements for more information. The issuance of shares pursuant to the Exchange Agreement was exempt from registration under the Securities Act pursuant to section 3(a)(9) of that Act. We did not receive any cash proceeds from the issuance of the shares. The shares had a total value of approximately USD$33.5 million at the time of issuance.

On May 17, 2019, we issued 629,140 unregistered shares of our common stock to the Lucky Friday Pension Plan Trust and 1,754,967 shares to the Hecla Mining Company Retirement Plan Trust in private placements in order to satisfy the funding requirements for those defined benefit pension plans. The private placements were exempt from registration under the Securities Act pursuant to section 4(a)(2) of that Act. The shares were subsequently registered for resale on a registration statement on Form S-3 filed with the SEC on May 17, 2019. We did not receive any cash proceeds from the issuance of the shares. The shares had a value of approximately $3.6 million at the time of issuance.

On November 30, 2018, we issued 349,174 unregistered shares of our common stock to the Lucky Friday Pension Plan Trust and 516,529 shares to the Hecla Mining Company Retirement Plan Trust in private placements in order to satisfy the funding requirements for those defined benefit pension plans. The private placements were exempt from registration under the Securities Act pursuant to section 4(a)(2) of that Act. The shares were subsequently registered for resale on a registration statement on Form S-3 filed with the SEC on November 30, 2018. We did not receive any cash proceeds from the issuance of the shares. The shares had a value of approximately $2.1 million at the time of issuance.

On September 12, 2018, we issued 1,870,749 unregistered shares of our common stock in a private placement to the Hecla Mining Company Retirement Plan Trust in order to satisfy the funding requirements for that defined benefit pension plan. The private placement was exempt from registration under the Securities Act pursuant to section 4(a)(2) of that Act. The shares were subsequently registered for resale on a registration statement on Form S-3 filed with the SEC on September 12, 2018. We did not receive any cash proceeds from the issuance of the shares. The shares had a value of approximately $5.5 million at the time of issuance.

On July 20, 2018, we issued 75,276,176 unregistered shares of common stock to the former holders of common stock of Klondex to partially fund the acquisition of Klondex (see Note 16 of Notes to Consolidated Financial Statements). The shares were not registered under the Securities Act pursuant to an exemption from registration under Section 3(a)(10) of such act. The shares had a value of approximately $242.4 million at the time of issuance.

The following performance graph compares the performance of our common stock during the period beginning December 31, 2015 and ending December 31, 2020 to the S&P 500 and the S&P 500 Gold Index. The graph assumes a $100 investment in our common stock and in each of the indexes since the beginning of the period, and a reinvestment of dividends paid on such investments on a quarterly basis throughout the period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Hecla Mining Company, the S&P 500 Index and the S&P Gold Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Hecla Mining Company
S&P 500
S&P Gold

Date	Hecla Mining	S&P 500	S&P 500 Gold Index
December 2015	$100.00	$100.00	$100.00
December 2016	$277.88	$111.96	$190.11
December 2017	$210.96	$136.40	$210.83
December 2018	$125.81	$130.42	$197.89
December 2019	$181.72	$171.49	$258.29
December 2020	$348.65	$203.04	$362.34

The stock performance information above is “furnished” and shall not be deemed to be “soliciting material” or subject to Rule 14A of the Exchange Act, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, whether made before or after the date of this report and irrespective of any general incorporation by reference language in any such filing, except to the extent that it specifically incorporates the information by reference.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions. See Note 10 of Notes to Consolidated Financial Statements for more information. We made no purchases of our outstanding common stock during the quarter and year ended December 31, 2020.

Item 6. Selected Financial Data

The following table (in thousands, except per share amounts, common shares issued, stockholders of record, and employees) sets forth selected historical consolidated financial data as of and for each of the years ended December 31, 2016 through 2020, and is derived from our audited financial statements (except for stockholders of record and employees). The data set forth below should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and the Notes thereto.

	2020	2019	2018	2017	2016
Sales of products	$691,873	$673,266	$567,137	$577,775	$645,957
Net (loss) income	$(16,790)	$(99,557)	$(26,563)	$(28,520)	$61,569
Preferred stock dividends (1)	$(552)	$(552)	$(552)	$(552)	$(552)
(Loss) income applicable to common stockholders	$(17,342)	$(100,109)	$(27,115)	$(29,072)	$61,017
Basic (loss) income per common share	$(0.03)	$(0.20)	$(0.06)	$(0.07)	$0.16
Diluted (loss) income per common share	$(0.03)	$(0.20)	$(0.06)	$(0.07)	$0.16
EBITDA (2)	$196,940	$129,264	$148,585	$156,922	$236,373
Total assets	$2,667,724	$2,637,308	$2,703,944	$2,345,158	$2,355,795
Accrued reclamation & closure costs	$116,048	$108,374	$108,389	$86,045	$85,580
Non-current portion of debt and finance/capital leases	$516,516	$511,943	$540,670	$508,422	$506,817
Cash dividends paid per common share	$0.02	$0.01	$0.01	$0.01	$0.01
Common shares issued and outstanding	531,666,371	522,895,723	482,603,937	399,176,425	395,286,875
Stockholders of record	3,398	3,637	3,617	3,784	4,197
Employees	1,591	1,622	1,714	1,431	1,396

(1)	For all years presented, we declared and paid all four quarterly dividends totaling $0.6 million annually on our Series B preferred shares.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Established in 1891 in northern Idaho’s Silver Valley, we believe we are the oldest operating precious metals mining company in the United States and the largest silver producer in the United States.  Our corporate offices are in Coeur d’Alene, Idaho and Vancouver, British Columbia. Our production profile includes:

•	concentrates containing silver, gold (in the case of Greens Creek), lead and zinc, which is shipped to various smelters or sold to metal traders;

•	unrefined doré containing gold and silver, which is sold to refiners or further refined before sale of the metals to traders; and

•	carbon material containing gold and silver, which is sold to third-party processors.

Our operating properties comprise our five business segments for financial reporting purposes: the Greens Creek operating unit on Admiralty Island in Alaska, the Lucky Friday operating unit in Idaho, the Casa Berardi operating unit in Quebec, Canada, the San Sebastian operating unit in Durango, Mexico, and the Nevada Operations unit in northern Nevada. Since our operating mines are located in the United States, Canada, and Mexico, we believe they have low or relatively moderate political risk, and less economic risk than mines located in other parts of the world. Our exploration interests are also in the United States, Canada, and Mexico, and are primarily located in historical mining districts.

Our operating and strategic framework is based on expanding our production and locating and developing new resource potential. In 2020, we:

•

Continued our trend of improved safety performance, as we reduced our All Injury Frequency Rate by 24% to 1.22, the lowest level in our history and 46% below the U.S. national average for MSHA's "metal and nonmetal" category.

•	Mitigated the impacts of COVID-19 through early response and implementation of operational plans and procedures to protect our workforce, operations and communities while maintaining liquidity.

•	Reported sales of products of $691.9 million, which was the highest in our history despite the Lucky Friday unit only reaching full production in the fourth quarter of 2020.

•	Generated $180.8 million in net cash flows from operating activities. See the Financial Liquidity and Capital Resources section below for further discussion.

•

Refinanced our previously outstanding 2021 Senior Notes with issuance of our Senior Notes for total principal of $475 million due in 2028 and Notes issue to Investissement Québec for total principal of CAD$48.2 million due in 2025. See Note 7 of Notes to Consolidated Financial Statement for more information on our debt arrangements.

•	Produced the most silver at our Greens Creek unit since obtaining 100% ownership of it in 2008 due to high grades and consistent ore throughput.

•	Returned to full production levels at Lucky Friday following a strike which ended in early January 2020.

•

Made capital expenditures (including lease additions and other non-cash items) of approximately $99.9 million, including $40.9 million at Casa Berardi, $28.8 million at Greens Creek, $25.7 million at Lucky Friday, $4.0 million at Nevada Operations and $0.5 million at San Sebastian.

•	Performed exploration and pre-development activities at our land packages in Alaska, Idaho, Nevada, British Columbia, Quebec and Mexico.

•	Achieved the above while increasing our cash balance to $129.8 million, which was $67.4 million higher compared to December 31, 2019, with no amount drawn on our revolving credit facility, as of December 31, 2020.

Our average realized silver and gold prices increased, while lead and zinc prices decreased, in 2020 compared to 2019. Average realized prices for silver and gold were higher, with prices for lead and zinc lower, in 2019 compared to their annual averages in 2018. See the Results of Operations section below for information on our average realized metal prices for 2020, 2019 and 2018. Lead and zinc represent important by-products at our Greens Creek and Lucky Friday segments, and gold is also a significant by-product at Greens Creek and San Sebastian.

See the Results of Operations section below for a discussion of the factors impacting income applicable to common stockholders for the three years ended December 31, 2020, 2019 and 2018.

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

Volatility in global financial markets poses a significant challenge to our ability to access credit and equity markets, should we need to do so, and to predict sales prices for our products. We utilize forward contracts to manage exposure to declines in the prices of (i) silver, gold, zinc and lead contained in our concentrates that have been shipped but have not yet settled, and (ii) zinc and lead that we forecast for future concentrate shipments. We have also utilized put option contracts to manage exposure to declines in the prices of silver and gold in our forecasted future sales of those metals. In addition, we have $129.8 million of cash and cash equivalents and a $250 million revolving credit agreement, of which $20.3 million was used as of December 31, 2020 for letters of credit, leaving approximately $229.7 million available for borrowing.

The COVID-19 outbreak impacted our operations in 2020, including adversely impacting our expected production of gold at Casa Berardi and exploration drilling at Greens Creek. In addition, we incurred additional costs of approximately $2.3 million in 2020 related to quarantining employees at Greens Creek, which started in late March 2020. See each segment section below for information on how those operations have been impacted by COVID-19. To mitigate the impact of COVID-19, we have taken precautionary measures, including implementing operational plans and practices and increasing our cash reserves. As long as they are required, the operational practices implemented could continue to have an adverse impact on our operating results due to additional costs or deferred production and revenues. There is uncertainty related to the potential additional impacts COVID-19 and any subsequent variants could have on our operations and financial results for 2021. See Part II, Item IA. Risk Factors - Natural disasters, public health crises (including COVID-19), political crises, and other catastrophic events or other events outside of our control may materially and adversely affect our business or financial results and COVID-19 virus pandemic may heighten other risks for information on how restrictions related to COVID-19 have recently affected some of our operations.

We had total long-term debt as of December 31, 2020 of $507.2 million, comprised of (i) our Senior Notes having total principal of $475 million which are due in 2028 and bear interest at a rate of 7.25% per year and (ii) our Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”) issued to Investissement Québec, a financing arm of the Québec government, which have total principal of CAD$48.2 million and bear interest at a rate of 6.515%. See Note 7 of Notes to Consolidated Financial Statements for more information on our debt arrangements. As discussed in the Financial Liquidity and Capital Resources section below, we believe that we will be able to meet the obligations associated with the Senior Notes, IQ Notes and amounts drawn on our revolving credit facility in the future, if any; however, a number of factors could impact our ability to meet the debt obligations and fund our other projects. See Item 1A. Risk Factors - We have a substantial amount of debt that could impair our financial health and prevent us from fulfilling our obligations under our existing and future indebtedness.

We make our strategic plans in the context of significant uncertainty about future availability of ore to mine and process. To sustain operations, we must find new opportunities that require many years and substantial expenditures from discovery to production. We approach this challenge by investing in exploration and capital in districts with known mineralization.  There can be no assurance that we will be able to obtain the permits required to develop or otherwise move forward with exploration projects such as Rock Creek and Montanore. See Item 1A. Risk Factors - Legal challenges could prevent the Rock Creek or Montanore projects from ever being developed.

We strive to achieve excellent mine safety and health performance. We seek to implement this goal by: training employees in safe work practices; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; involving employees in the establishment of safety standards; and participating in the National Mining Association’s CORESafety program. We attempt to implement reasonable best practices with respect to mine safety and emergency preparedness. We work with the MSHA, the Commission of Labor Standards, Pay Equity and Occupational Health and Safety in Quebec, and the Mexico Ministry of Economy and Mining to address issues outlined in any investigations and inspections and continue to evaluate our safety practices. Achieving and maintaining compliance with regulations will be challenging and may increase our operating costs. See Item 1A. Risk Factors - We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law.

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

Reserve estimation is a major risk inherent in mining. Our reserve estimates, which underly (i) our mining and investment plans, (ii) the valuation of a significant portion of our long-term assets and (iii) depreciation, depletion and amortization expense, may change based on economic factors and actual production experience. Until ore is mined and processed, the volumes and grades of our reserves must be considered as estimates. Our reserves are depleted as we mine. Reserves can also change as a result of changes in economic and operating assumptions. See Item 1A. Risk Factors - Our ore reserve estimates may be imprecise.

Consolidated Results of Operations

Sales of products by metal for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Silver	$260,227	$192,235	$144,609
Gold	356,166	388,602	313,076
Lead	48,776	35,777	33,829
Zinc	95,065	89,656	99,800
Less: Smelter and refining charges	(68,361)	(33,004)	(24,177)
Sales of products	$691,873	$673,266	$567,137

The fluctuations in sales for 2020 compared to 2019 and 2018 were primarily due to the following two factors:

•

Higher average realized silver and gold prices in 2020 were partially offset by lower average realized lead and zinc prices compared to 2019, and the same was true when comparing 2019 to 2018. These price variances are illustrated in the table below.

		Average price for the year ended December 31,
		2020	2019	2018
Silver —	London PM Fix ($/ounce)	$20.51	$16.20	$15.71
	Realized price per ounce	21.15	16.65	15.63
Gold —	London PM Fix ($/ounce)	1,770	1,392	1,269
	Realized price per ounce	1,757	1,413	1,265
Lead —	LME Final Cash Buyer ($/pound)	0.83	0.91	1.02
	Realized price per pound	0.84	0.91	1.04
Zinc —	LME Final Cash Buyer ($/pound)	1.03	1.16	1.33
	Realized price per pound	1.03	1.14	1.27

Average realized prices differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices. Due to the time elapsed between shipment of concentrates and final settlement with customers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metal prices each period through final settlement.  For 2020, we recorded net positive price adjustments to provisional settlements of $8.0 million compared to net positive price adjustments to provisional settlements of $0.6 million in 2019 and net negative adjustments of $3.8 million in 2018. The price adjustments related to silver, gold, zinc and lead contained in our concentrate sales were largely offset by gains and losses on forward contracts for those metals for each year (see Note 11 of Notes to Consolidated Financial Statements for more information).  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in products sold during the period.

•

Higher quantities of silver, lead and zinc sold, partially offset by lower gold quantities sold, in 2020 compared to 2019. Silver, gold. zinc and lead volumes were higher in 2019 compared to 2018. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, The San Sebastian Segment, and The Nevada Operations Segment sections below for more information on metals production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Year Ended December 31,
		2020	2019	2018
Silver -	Ounces produced	13,542,957	12,605,234	10,369,503
	Payable ounces sold	12,305,917	11,548,373	9,254,385
Gold -	Ounces produced	208,962	272,873	262,103
	Payable ounces sold	202,694	275,060	247,528
Lead -	Tons produced	34,127	24,210	20,091
	Payable tons sold	29,108	19,746	16,214
Zinc -	Tons produced	63,112	58,857	56,023
	Payable tons sold	46,349	39,381	39,273

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

For the year ended December 31, 2020, we reported a loss applicable to common stockholders of $17.3 million compared to losses of $100.1 million and $27.1 million in 2019 and 2018, respectively. The following factors contributed to those differences:

•	Variances in gross profit (loss) at our operating units as follows (in millions):

	Year Ended December 31,			Variance
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Greens Creek	$110,695	$88,003	$75,584	$22,692	$12,419
Lucky Friday	6,319	—	—	6,319	—
Casa Berardi	5,790	(24,738)	10,937	30,528	(35,675)
San Sebastian	8,802	5,701	8,409	3,101	(2,708)
Nevada	14,097	(45,567)	(15,831)	59,664	(29,736)
Total gross profit	$145,703	$23,399	$79,099	$122,304	$(55,700)

See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, The San Sebastian Segment, and The Nevada Operations Segment sections below.

•

Unrealized gains on investments of $10.3 million in 2020 compared to unrealized losses of $2.4 million in 2019 and $2.8 million in 2018 due to changes in the prices of shares in other publicly traded mining companies held by us.

•

Exploration and pre-development expense decreased to $18.3 million in 2020 from $19.1 million in 2019 and $40.6 million in 2018. Our activity in 2020 included a continuation of exploration work at our Greens Creek, San Sebastian, Casa Berardi and Nevada Operations units, but at lower spending levels. Pre-development expense was primarily related to advancement of our Montanore and Rock Creek projects.

•	Insignificant acquisition costs in 2020 and 2019 compared to $10.0 million in 2018 related to the acquisition of Klondex.

•

Research and development expense of $0.5 million in 2019 and $5.4 million in 2018 related to evaluation and development of technologies that would be new to our operations, with no research and development expense in 2020. The decrease in 2019 was due to capitalization and completion of fabrication of the remote vein miner.

•

Net foreign exchange loss of $4.6 million in 2020 compared to a loss of $8.2 million in 2019 and gain of $10.3 million in 2018 on translation of our monetary assets and liabilities at our Casa Berardi and San Sebastian units.

•

Loss on disposition of properties, plants, equipment, and mineral interests of $0.6 million and $4.6 million in 2020 and 2019, respectively, compared to a gain of $2.8 million in 2018. The loss in 2019 was related to disposition of our interest in the Fayolle exploration project in Quebec.

•

In June 2020, we gifted 650,000 shares of our common stock valued at $2.0 million at the time of the gift to the Hecla Charitable Foundation (the "Foundation"), and recognized expense for that amount. The Foundation is a 501(c)(3) entity established in 2007 to provide grants and disburse funds for educational and charitable purposes to qualifying organizations in order to promote the social, environmental and economic sustainability and development of the communities where we have operations and activities.

•

Other operating expense of $8.9 million, $3.0 million and $1.6 million in 2020, 2019 and 2018, respectively, with the increase in 2020 primarily due to costs for a project to identify and implement potential operational improvements at Casa Berardi.

•

Interest expense of $49.6 million, $48.4 million and $40.9 million in 2020, 2019 and 2018, respectively. The interest in 2020 was primarily related to our Senior Notes, and the interest in 2019 and 2018 was primarily related to our previously outstanding 2021 Notes (see Note 7 of Notes to Consolidated Financial Statements and Guarantor Subsidiaries below). The increase in 2020 was primarily due to (i) interest recognized on both the Senior Notes and 2021 Notes for an overlapping period of almost one month, as the Senior Notes were issued on February 19, 2020 and the 2021 Notes were redeemed on March 19, 2020, (ii) $1.7 million in unamortized initial purchaser discount on the 2021 Notes recognized as expense upon their redemption and (iii) higher interest related to amounts drawn on our revolving credit facility.

•

Ramp-up and suspension costs of $24.9 million in 2020 compared to $12.1 million in 2019 and $20.7 million in 2018, which included non-cash depreciation expense of $7.1 million, $4.3 million and $5.0 million, respectively. The increase in 2020 was due to (i) placement of the Midas and Hollister mines and Aurora mill in Nevada on care-and-maintenance and (ii) the temporary suspension of operations at Casa Berardi and San Sebastian in response to COVID-19, which lead to lower production at those operations, partially offset by (iii) lower ramp-up and suspension costs at Lucky Friday due to increased production there. The cost for 2018 included $1.1 million related to curtailment of production at the Midas mine, with the other costs for 2018 and all costs for 2019 related to suspension at the Lucky Friday mine resulting from the strike that ended in early January 2020. See The Lucky Friday Segment, The Nevada Operations Segment, The Casa Berardi Segment and The San Sebastian Segment sections below.

•

Net loss on metal derivative contracts of $22.1 million in 2020 compared to a net loss of $4.0 million in 2019 and gain of $40.3 million in 2018. During the third quarters of 2019 and 2018, we settled, prior to their maturity date, base metal forward contracts in a gain position for cash proceeds to us of approximately $6.7 million and $32.8 million, respectively, with no such settlements in 2020. These gains and losses are related to financially-settled forward contracts on forecasted production of zinc and lead (but not silver and gold) as part of a risk management program, and resulted from changes in zinc and lead prices during each period. From June 2019, we began utilizing put option contracts to provide a minimum price for our forecasted future gold and silver sales, resulting in net losses in 2020 and 2019of $9.3 million and $13.1 million. See Note 11 of Notes to Consolidated Financial Statements for more information.

•

Income tax provision of $0.1 million in 2020 compared to a benefit of $24.1 million in 2019 and a benefit of $6.7 million in 2018. See Corporate Matters and Note 6 of Notes to Consolidated Financial Statements for more information.

The Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2020	2019	2018
Sales	$327,820	$299,722	$265,650
Cost of sales and other direct production costs	(167,433)	(164,132)	(143,555)
Depreciation, depletion and amortization	(49,692)	(47,587)	(46,511)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(217,125)	(211,719)	(190,066)
Gross Profit	$110,695	$88,003	$75,584

Tons of ore milled	818,408	846,076	845,398
Production:
Silver (ounces)	10,494,726	9,890,125	7,953,003
Gold (ounces)	48,491	56,625	51,493
Zinc (tons)	56,814	56,805	55,350
Lead (tons)	21,400	20,112	18,960
Payable metal quantities sold:
Silver (ounces)	9,385,404	8,786,377	6,828,955
Gold (ounces)	42,407	47,934	43,135
Zinc (tons)	41,832	37,848	38,338
Lead (tons)	17,415	16,414	14,491
Ore grades:
Silver ounces per ton	15.65	14.64	12.16
Gold ounces per ton	0.08	0.10	0.09
Zinc percent	7.58	7.43	7.47
Lead percent	3.13	2.92	2.80
Total production cost per ton	$179.37	$174.28	$156.21
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$5.49	$1.97	$(1.13)
AISC, After By-Product Credits, per Silver Ounce (1)	$8.57	$5.99	$5.58
Capital additions	$28,797	$35,829	$46,864

(1)

A reconciliation of these non-GAAP measures to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP). At Greens Creek, gold, zinc and lead are considered to be by-products of our silver production, and the values of those metals therefore offset operating costs within our calculations of Cash Cost and AISC, After By-product Credits, per Silver Ounce.

Restrictions imposed by the State of Alaska beginning in late March 2020 in response to the COVID-19 pandemic, including the requirement for employees returning to Alaska to self-quarantine for 14 days (changed in June to 7 days), has caused us to revise the normal operating procedures and incur additional costs for staffing operations at Greens Creek. We incurred costs of approximately $2.3 million in 2020 related to quarantining employees at Greens Creek. These or other potential restrictions could have a material impact if they continue longer than anticipated or become broader.

The $22.7 million and $35.1 million increases in gross profit for 2020 compared to 2019 and 2018, respectively, were due to higher silver, zinc and lead sales volumes and higher average realized silver and gold prices, partially offset by lower gold volume and lower average realized zinc and lead prices. In addition, treatment charges expense for 2020 was 87% and 151% higher compared to 2019 and 2018, respectively, primarily due to unfavorable changes in smelter terms.

The increases in total production cost per ton in 2020 and 2019 compared to 2018 were due to higher costs for labor and equipment maintenance, with 2020 also impacted by COVID-19-related costs and lower mill throughput and 2019 impacted by higher costs for power and consumables. The lower mill throughput in 2020 was partially due to periods of mill downtime for (i) upgrades to mill components in November and (ii) an extreme rainfall event in early December which resulted in water handling issues and limited access caused by downed power lines and mudslides.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for 2020 compared to 2019 and 2018:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2020	2019	2018
Cash Cost, Before By-product Credits, per Silver Ounce	$22.85	$21.12	$22.88
By-product credits per silver ounce	(17.36)	(19.15)	(24.01)
Cash Cost, After By-product Credits, per Silver Ounce	$5.49	$1.97	$(1.13)

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2020	2019	2018
AISC, Before By-product Credits, per Silver Ounce	$25.93	$25.14	$29.59
By-product credits per silver ounce	(17.36)	(19.15)	(24.01)
AISC, After By-product Credits, per Silver Ounce	$8.57	$5.99	$5.58

Both Cash Costs and AISC, After By-product Credits, per Silver Ounce were higher in 2020 compared to 2019 and 2018 primarily due to lower by-product credits, partially offset by higher silver production, and in the case of AISC, lower capital and exploration spending.

Mining, milling and other costs decreased in 2020 compared to 2019 and 2018 on a per-ounce basis due primarily to higher silver production resulting from increased silver grades.

Treatment costs per ounce for 2020 were higher compared to 2019 and 2018 due to unfavorable changes in smelter terms and higher silver prices and production. Treatment costs are impacted by silver production and price variances, as treatment costs include the value of silver not payable to us through the smelting and refining processes. The silver not payable to us is either recovered by the smelters through further processing or ultimately not recovered and included in the smelters' waste material. Treatment costs also include a price adjustment component that fluctuates with changes in base metal prices.

By-product credits per ounce were lower in 2020 compared to 2019 and 2018 due to lower zinc and lead prices, and higher silver production also reduced the credit per silver ounce.

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

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2020	2019	2018
Sales	$63,025	$16,621	$9,750
Cost of sales and other direct production costs	(45,233)	(15,446)	(8,738)
Depreciation, depletion and amortization	(11,473)	(1,175)	(1,012)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(56,706)	(16,621)	(9,750)
Gross profit	$6,319	$—	$—

Tons of ore milled	179,208	57,091	17,309
Production:
Silver (ounces)	2,031,874	632,944	169,041
Lead (tons)	12,727	4,098	1,131
Zinc (tons)	6,298	2,052	673
Payable metal quantities sold:
Silver (ounces)	1,866,883	517,074	275,469
Lead (tons)	11,692	3,332	1,723
Zinc (tons)	4,517	1,532	935
Ore grades:
Silver ounces per ton	11.85	11.83	10.78
Lead percent	7.49	7.86	7.19
Zinc percent	3.88	4.25	4.20
Total production cost per ton	$251.49	$—	$—
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$9.34	$—	$—
AISC, After By-product Credits, Per Silver Ounce (1)	$18.22	$—	$—
Capital additions	$25,749	$8,989	$14,236

(1)

A reconciliation of these non-GAAP measures to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP). At Lucky Friday, lead and zinc are considered to be by-products of our silver production, and the values of those metals therefore offset operating costs within our calculations of Cash Cost and AISC, After By-product Credits, per Silver Ounce.

The increase in gross profit and production for 2020 compared to 2019 and 2018 was due to a ramp-up of operations leading up to a return to full production starting in the fourth quarter of 2020 following the strike by unionized employees that started in mid-March 2017 and ended in early January 2020, discussed further below.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the fourth quarter of 2020. Total production cost per ton, Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits per Silver Ounce are not presented for 2019 and 2018 and the first three quarters of 2020, as production was limited due to the strike and results are not comparable. The total production cost per ton, Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits per Silver Ounce amounts presented for 2020 are for activity for the fourth quarter only, and the results for that period may not be indicative of future operating results under full production.

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

Three Months Ended December 31,
2020
Cash Cost, Before By-product Credits, per Silver Ounce	$24.63
By-product credits per silver ounce	(15.29)
Cash Cost, After By-product Credits, per Silver Ounce	$9.34

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

Three Months Ended December 31,
2020
AISC, Before By-product Credits, per Silver Ounce	$33.51
By-product credits per silver ounce	(15.29)
AISC, After By-product Credits, per Silver Ounce	$18.22

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

Many of the employees at our Lucky Friday unit are represented by a union, and the previous collective bargaining agreement with the union expired on April 30, 2016. The unionized employees were on strike from March 13, 2017 until January 7, 2020, when the union ratified a new collective bargaining agreement. Salaried personnel performed limited production and capital improvements from July 2017 until the end of the strike. Re-staffing of the mine commenced in the first quarter of 2020. We have substantially completed the re-staffing and ramp-up process, and the mine has returned to full production starting with the fourth quarter of 2020. Costs related to ramp-up activities totaled $8.0 million in 2020, and suspension-related costs during the strike in 2019 and 2018 totaled $12.1 million and $19.6 million, respectively, which include non-cash depreciation expense of $6.3 million, $4.3 million and $5.0 million, respectively, for those years, and are reported in a separate line item on our consolidated statements of operations. These ramp-up and suspension costs are excluded from the calculation of gross profit, total production cost per ton, Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce, when presented.

See Note 8 of Notes to Consolidated Financial Statements for more information about a contingency related to ground water monitoring at the Lucky Friday mine in prior periods.

The Casa Berardi Segment

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2020	2019	2018
Sales	$209,224	$192,944	$210,339
Cost of sales and other direct production costs	(133,862)	(143,722)	(128,100)
Depreciation, depletion and amortization	(69,572)	(73,960)	(71,302)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(203,434)	(217,682)	(199,402)
Gross (loss) profit	$5,790	$(24,738)	$10,937
Tons of ore milled	1,283,701	1,378,065	1,375,718
Production:
Gold (ounces)	121,492	134,409	162,744
Silver (ounces)	24,142	31,540	38,086
Payable metal quantities sold:
Gold (ounces)	117,671	137,444	165,208
Silver (ounces)	25,659	25,320	40,131
Ore grades:
Gold ounces per ton	0.117	0.120	0.136
Silver ounces per ton	0.02	0.03	0.03
Total production cost per ton	$105.71	$101.13	$93.26
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,131	$1,051	$800
AISC, After By-product Credits, per Gold Ounce (1)	$1,436	$1,354	$1,080
Capital additions	$40,853	$36,059	$40,710

(1)

A reconciliation of these non-GAAP measures to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP). At Casa Berardi, silver is considered to be a by-product of our gold production, and the value of silver therefore offsets operating costs within our calculations of Cash Cost and AISC, After By-product Credits, per Gold Ounce.

Gross profit increased in 2020 compared to 2019 due to higher average realized gold prices, partially offset by lower gold production and higher milling and administrative costs. Gross profit decreased in 2020 compared to 2018 primarily due to lower gold production, partially offset by higher gold prices. The decrease in gold volume in 2020 was primarily due to lower mill throughput, with lower ore grades also a factor when compared to 2018. The lower throughput was due to major mill maintenance activities that resulted in a longer period of mill down-time than anticipated and the impact of COVID-19 measures noted below. The higher milling costs resulted primarily from the maintenance activities and an increase in pre-crushing of open pit ore to aid in recovery, with the increase in administration costs resulting from COVID-19 mitigation. Gross profit (loss) for 2020 and 2019 was also impacted by stripping costs incurred on the EMCP pit extension, which was substantially complete in the fourth quarter of 2020. Gold production in 2020 was negatively impacted by approximately 11,700 ounces due to a government COVID-19-related order. In late March, the Government of Quebec ordered the mining industry to reduce to minimum operations as part of the fight against COVID-19, causing us to suspend our Casa Berardi operations from March 24 until April 15, 2020, when mining operations resumed. Production may continue to be adversely impacted by the COVID-19 mitigation practices in place until they are no longer required. Suspension-related costs totaling $1.6 million for the first half of 2020 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, total production cost per ton, and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

The increases in total production cost per ton in 2020 and 2019 compared to 2018 were primarily due to inclusion of stripping costs for the EMCP pit extension in 2020 and 2019, with 2020 also impacted by lower mill throughput.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for 2020, 2019 and 2018:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Years Ended December 31,
	2020	2019	2018
Cash Cost, Before By-product Credits, per Gold Ounce	$1,135	$1,055	$804
By-product credits per gold ounce	(4)	(4)	(4)
Cash Cost, After By-product Credits, per Gold Ounce	$1,131	$1,051	$800

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Years Ended December 31,
	2020	2019	2018
AISC, Before By-product Credits, per Gold Ounce	$1,440	$1,358	$1,084
By-product credits per gold ounce	(4)	(4)	(4)
AISC, After By-product Credits, per Gold Ounce	$1,436	$1,354	$1,080

The increase in both Cash Cost and AISC, After By-product Credits, per Gold Ounce for 2020 compared to 2019 and 2018 was due to lower gold production, partially offset, in the case of AISC, by lower sustaining capital and exploration spending.

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

The San Sebastian Segment

	Years Ended December 31,
	2020	2019	2018
Sales	$32,906	$56,210	$50,224
Cost of sales and other direct production costs	(20,556)	(40,737)	(37,213)
Depreciation, depletion and amortization	(3,548)	(9,772)	(4,602)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(24,104)	(50,509)	(41,815)
Gross profit	$8,802	$5,701	$8,409
Tons of ore milled	131,859	174,713	156,733
Production:
Silver (ounces)	954,772	1,868,884	2,037,072
Gold (ounces)	7,223	15,673	14,979
Payable metal quantities sold:
Silver (ounces)	982,807	2,006,076	1,985,230
Gold (ounces)	7,392	16,757	15,099
Ore grades:
Silver ounces per ton	7.94	11.78	14.07
Gold ounces per ton	0.067	0.106	0.110
Total production cost per ton	$120.32	$192.42	$232.10
Cash Cost, After By-product Credits, per Silver Ounce (1)	$4.92	$8.02	$9.69
AISC, After By-product Credits, per Silver Ounce (1)	$5.68	$12.10	$14.68
Capital additions	$537	$5,035	$6,219

(1)

A reconciliation of these non-GAAP measures to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP). At San Sebastian, gold is considered to be a by-product of our silver production, and the value of gold therefore offsets operating costs within our calculations of Cash Cost and AISC, After By-product Credits, per Silver Ounce.

Mining at San Sebastian was completed in the third quarter, and milling was completed in the fourth quarter of 2020, with exploration and evaluation activities ongoing.

The increases in gross profit in 2020 compared to 2019 and 2018 were due to higher silver and gold prices and lower production costs, partially offset by lower silver and gold production due to lower ore throughput and grades.

The reduction in total production cost per ton in 2020 was due to lower contractor costs, partially offset by lower tonnage.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for the years ended December 31, 2020, 2019 and 2018:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Years ended December 31,
	2020	2019	2018
Cash Cost, Before By-product Credits, per Silver Ounce	$18.10	$19.77	19.07
By-product credits per silver ounce	(13.18)	(11.75)	(9.38)
Cash Cost, After By-product Credits, per Silver Ounce	$4.92	$8.02	$9.69

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2020	2019	2018
AISC, Before By-product Credits, per Silver Ounce	$18.86	$23.85	$24.06
By-product credits per silver ounce	(13.18)	(11.75)	(9.38)
AISC, After By-product Credits, per Silver Ounce	$5.68	$12.10	$14.68

The decrease in Cash Cost and AISC, After By-product Credits, per Silver Ounce in 2020 compared to 2019 and 2018 was primarily due to lower mining costs and higher by-product credits on a per-ounce basis due to higher gold prices, partially offset by lower silver production. The decrease in AISC, After By-product Credits, per Silver Ounce, was also attributable to lower capital and exploration spending.

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

In early April 2020, the Government of Mexico issued an order to the mining industry to reduce operations to a minimum level until April 30 in response to COVID-19, and the order was subsequently extended until May 30, 2020. Our operations at San Sebastian were suspended during that time. Suspension-related costs totaling $1.8 million for 2020 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, total production cost per ton, and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

The Nevada Operations Segment

On July 20, 2018, we completed the acquisition of all of the issued and outstanding common shares of Klondex for total consideration of $413.9 million. See Note 16 of Notes to Consolidated Financial Statements for more information. The acquisition gives us 100% ownership of the Fire Creek, Midas and Hollister mines, where gold is the primary metal produced, the Midas and Aurora mills, and interests in various gold exploration properties, all located in Nevada. The tabular information below reflects our ownership of the Nevada Operations commencing on July 20, 2018.

Dollars are in thousands (except per ounce and per ton amounts)	Year Ended December 31,
	2020	2019	2018
Sales	$58,898	$107,769	$31,174
Cost of sales and other direct production costs	(21,956)	(86,312)	(36,388)
Depreciation, depletion and amortization	(22,845)	(67,024)	(10,617)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(44,801)	(153,336)	(47,005)
Gross profit (loss)	$14,097	$(45,567)	$(15,831)
Tons of ore milled	27,984	210,397	116,383
Production:
Gold (ounces)	31,756	66,166	32,887
Silver (ounces)	37,443	181,741	172,301
Payable metal quantities sold:
Gold (ounces)	35,224	72,924	24,086
Silver (ounces)	45,164	213,526	124,600
Ore grades:
Gold ounces per ton	1.232	0.361	0.328
Silver ounces per ton	1.70	1.64	2.06
Total production cost per ton	$892.09	$332.06	$369.61
Cash Cost, After By-product Credits, per Gold Ounce (1)	$716	$1,096	$1,221
AISC, After By-product Credits, per Gold Ounce (1)	$787	$1,527	$1,950
Capital additions	$4,003	$42,184	$32,587

(1)

A reconciliation of these non-GAAP measures to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP). At Nevada Operations, silver is considered to be a by-product of our gold production, and the value of silver therefore offsets operating costs within our calculations of Cash Cost and AISC, After By-product Credits, per Gold Ounce.

The higher gross profit in 2020 compared to 2019 and 2018 is primarily the result of higher gold prices and reduced production costs. In addition, cost of sales and other direct production costs for 2020 included write-downs totaling approximately $1.5 million of the values of stockpile, in-process and finished goods inventory to their net realizable value, compared to write-downs of $37.1 million in 2019 and $8.2 million for the period from July 20 to December 31, 2018. The write-downs in 2019 and 2018 were primarily attributed to development costs incurred at the Fire Creek mine, which ceased in the second quarter of 2019 when the decision was made to limit near-term production to areas of the mine where development was already completed.

During the second half of 2020, all ore mined at Nevada Operations was stockpiled, with no ore milled and no production reported during the period. Mining of non-refractory ore at Fire Creek in areas where development has already been performed was completed in the fourth quarter of 2020. As discussed below, we have mined and stockpiled a bulk sample of refractory ore for processing at a third-party facility, and transporting of the stockpiled ore to the third-party facility started in the fourth quarter of 2020. The results from the bulk sample test are expected in the first quarter of 2021.

The increase in total production cost per ton in 2020 is primarily due to lower tonnage.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for 2020, 2019 and 2018:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Year Ended December 31,
	2020	2019	2018
Cash Cost, Before By-product Credits, per Gold Ounce	$736	$1,140	$1,297
By-product credits per gold ounce	(20)	(44)	(76)
Cash Cost, After By-product Credits, per Gold Ounce	$716	$1,096	$1,221

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Year Ended December 31,
	2020	2019	2018
AISC, Before By-product Credits, per Gold Ounce	$807	$1,571	$2,026
By-product credits per gold ounce	(20)	(44)	(76)
AISC, After By-product Credits, per Gold Ounce	$787	$1,527	$1,950

The decrease in Cash Cost and AISC, After By-product Credits, per Gold Ounce in 2020 compared to 2019 and 2018 was a result of higher ore grades, with the decrease in AISC After By-product Credits, per Gold Ounce also attributed to lower exploration and capital spending.

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

Activities since our acquisition of the Nevada Operations have included underground development and rehabilitation at the Fire Creek mine, construction of a new tailings dam, installation of a carbon-in-leach circuit in order to improve recoveries at the Midas mill, where ore from each of the mines has been processed, and start of development of a new drift to the Hatter Graben area at Hollister.

A review of our Nevada operations, including the relevant carrying value of our long-term assets there, was conducted during the second quarter of 2019 to address poor operational performance since acquisition. The review led to a plan to limit near-term mining at Fire Creek and temporarily suspend production and development of the Hatter Graben project adjacent to Hollister and resulted in lower subsequent production and capitalized development costs. Production at the Midas mine and Aurora mill was also suspended in late 2019. Suspension-related costs totaling $13.5 million in 2020, including non-cash depreciation expense of $5.6 million, are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, total production cost per ton, and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

There were no subsequent events or changes in circumstances during the latter half of 2019 or 2020 that indicated the carrying value of our long-term assets in Nevada was not recoverable as of December 31, 2020. We have entered into a third-party ore processing arrangement for a bulk sample of refractory ore.  Mining of the bulk sample material commenced in the second quarter of 2020, with costs for mining the material totaling $7.7 million, along with $11.5 million for costs related to mining non-refractory ore, included in stockpiled ore inventory as of December 31, 2020. The bulk test demonstrated that larger scale, more productive mining methods could be applied successfully to this material. The bulk test refractory ore is being processed by a third party through a tolling agreement. While the processing is not yet complete, the recovery information to date is following the grade-recovery curve established through bench testing. Metal prices increased significantly since the tolling agreement was signed, and it is no longer attractive for the third party to displace their own feed to toll.  Discussions are underway with another processor. The carrying value of our properties, plants, equipment and mineral interests in Nevada as of December 31, 2020 was $474.3 million, of which $382.2 million related to value beyond proven and probable reserves.

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans provide a significant benefit to our employees, but represent a significant liability to us. During 2020, the underfunded status of our plans changed from a liability of $56.8 million at the first of the year to a liability of $44.9 million at the end of the year. The decreased liability was attributable to contributions to the plans and returns on plan assets that, combined, exceeded service costs and interest costs, collectively. During 2020, we contributed a total of approximately $16.0 million in shares of our common stock, and contributed $6.0 million in cash, to the plans. We do not expect to be required to contribute to our defined benefit plans in 2021, but we may choose to do so. In January 2021, we contributed $16.8 million in shares of our common stock to the supplemental executive retirement plan, and expect to contribute another $0.8 million in cash in 2021. See Note 9 of Notes to Consolidated Financial Statements for more information.  While the economic variables which will determine future cash requirements are uncertain, we expect contributions to increase in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness.

Income Taxes

Each reporting period we assess our deferred tax balance based on a review of long-range forecasts and quarterly activity.  In 2018, through the acquisition of Klondex Mines Ltd., we acquired the Nevada U.S. Group that did not join the Hecla U.S. tax group. We recognized a full valuation allowance on our separate Hecla U.S. net deferred tax assets at the end of 2017 based on results of tax law changes and maintain a full valuation allowance on Hecla U.S. net deferred tax assets at December 31, 2020.

Our net U.S. deferred tax liability for the Nevada U.S. Group at December 31, 2020 was $33.9 million compared to the $38.3 million net deferred tax liability at December 31, 2019. The $4.4 million decrease is for current period activity in Nevada. The deferred tax liability is primarily related to the excess of the carrying value of the mineral resource assets over the tax bases of those assets for U.S. tax reporting.

Our net Canadian deferred tax liability at December 31, 2020 was $98.6 million, a decrease of $1.3 million from the $99.9 million net deferred tax liability at December 31, 2019. The decrease was due to current period activity and the impact of weakening of the CAD relative to the USD on remeasurement of the deferred tax liability balance. The deferred tax liability is primarily related to the excess of the carrying value of the mineral resource assets over the tax bases of those assets for Canadian tax reporting.

Our Mexican net deferred tax asset at December 31, 2020 was $2.9 million, a decrease of $0.6 million from the net deferred tax asset of $3.5 million at December 31, 2019. A $2.1 million valuation allowance remains on deferred tax assets in Mexico.

As a result of the Tax Cuts and Jobs Act ("TCJ Act") enacted in December 2017, our remaining Alternative Minimum Tax ("AMT") credit carryforward of $11.4 million became partially refundable through 2020 and fully refundable in 2021.  State and Federal AMT refunds of $0.8 million and $10.0 million were received in 2019 and 2020, respectively, leaving a net AMT state credit receivable of $0.6 million as of December 31, 2020.  In March 2020, the U.S. government passed the Coronavirus Aid, Relief and Economic Security Act, which allowed companies to claim immediate refunds of AMT credits.  As a result, the remaining $0.6 million AMT state credit is classified as a current receivable as of December 31, 2020.

As discussed in Note 6 of Notes to Consolidated Financial Statements, our effective tax rate for 2020 was (1)% compared to 19% for 2019. We are subject to income taxes in the United States and other foreign jurisdictions. The overall effective tax rate will continue to be dependent upon the geographic distribution of our earnings in different jurisdictions, the U.S. deduction for percentage depletion, and fluctuation in foreign currency exchange rates. As a result, the 2021 effective tax rate could vary significantly from that of 2020. The other relevant provisions of the TCJ Act that became effective in 2018 consist of global intangible low-taxed income (GILTI) tax and base erosion and anti-abuse tax (BEAT); however, these provisions have not materially impacted us.

Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations at the Greens Creek, Lucky Friday, San Sebastian, Casa Berardi and Nevada Operations units and for the Company for the years ended December 31, 2020, 2019 and 2018.

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

Cash Cost, After By-product Credits, per Ounce is an important operating statistic that we utilize to measure each mine's operating performance. We use AISC, After By-product Credits, per Ounce as a measure of our mines' net cash flow after costs for exploration, pre-development, reclamation, and sustaining capital. This is similar to the Cash Cost, After By-product Credits, per Ounce non-GAAP measure we report, but also includes on-site exploration, reclamation, and sustaining capital costs. Current GAAP measures used in the mining industry, such as cost of goods sold, do not capture all the expenditures incurred to discover, develop and sustain silver and gold production. Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce also allow us to benchmark the performance of each of our mines versus those of our competitors. As a silver and gold mining company, we also use these statistics on an aggregate basis, aggregating the Greens Creek, Lucky Friday and San Sebastian mines, to compare our performance with that of other silver mining companies, and aggregating Casa Berardi and Nevada Operations for comparison with other gold mining companies. Similarly, these statistics are useful in identifying acquisition and investment opportunities as they provide a common tool for measuring the financial performance of other mines with varying geologic, metallurgical and operating characteristics.

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

In addition to the uses described above, Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce provide management and investors an indication of operating cash flow and net cash flow, respectively, after consideration of the average price received from production. We also use these measurements for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective.

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

In thousands (except per ounce amounts)	Year Ended December 31, 2020
	Greens Creek	Lucky Friday(3)	San Sebastian(4)	Corporate(5)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$217,125	$56,706	$24,104		$297,935
Depreciation, depletion and amortization	(49,692)	(11,473)	(3,548)		(64,713)
Treatment costs	77,122	4,590	287		81,999
Change in product inventory	(3,144)	2,340	(2,357)		(3,161)
Reclamation and other costs (1)	(1,608)	(274)	(1,198)		(3,080)
Lucky Friday cash costs excluded	—	(31,442)	—		(31,442)
Cash Cost, Before By-product Credits (2)	239,803	20,447	17,288		277,538
Reclamation and other costs	3,154	222	418		3,794
Exploration	354	—	—	1,788	2,142
Sustaining capital	28,797	7,154	299	38	36,288
General and administrative	—	—	—	33,759	33,759
AISC, Before By-product Credits (2)	272,108	27,823	18,005	35,585	353,521
By-product credits:
Zinc	(79,413)	(4,273)			(83,686)
Gold	(74,615)	—	(12,586)		(87,201)
Lead	(28,193)	(8,421)			(36,614)
Total By-product credits	(182,221)	(12,694)	(12,586)		(207,501)
Cash Cost, After By-product Credits	$57,582	$7,753	$4,702		$70,037
AISC, After By-product Credits	$89,887	$15,129	$5,419	$35,585	$146,020
Divided by silver ounces produced	10,495	830	955		12,280
Cash Cost, Before By-product Credits, per Silver Ounce	$22.85	$24.63	$18.10		$22.60
By-product credits per ounce	(17.36)	(15.29)	(13.18)		(16.90)
Cash Cost, After By-product Credits, per Silver Ounce	$5.49	$9.34	$4.92		$5.70
AISC, Before By-product Credits, per Silver Ounce	$25.93	$33.51	$18.86		$28.79
By-product credits per ounce	(17.36)	(15.29)	(13.18)		(16.90)
AISC, After By-product Credits, per Silver Ounce	$8.57	$18.22	$5.68		$11.89

In thousands (except per ounce amounts)	Year Ended December 31, 2020
	Casa Berardi(6)	Nevada Operations(7)	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$203,434	$44,801	$248,235
Depreciation, depletion and amortization	(69,572)	(22,845)	(92,417)
Treatment costs	2,591	45	2,636
Change in product inventory	2,226	15,869	18,095
Reclamation and other costs (1)	(773)	(978)	(1,751)
Exclusion of Nevada Operations costs	—	(13,511)	(13,511)
Cash Cost, Before By-product Credits (2)	137,906	23,381	161,287
Reclamation and other costs	386	654	1,040
Exploration	2,231	—	2,231
Sustaining capital	34,431	1,600	36,031
AISC, Before By-product Credits (2)	174,954	25,635	200,589
By-product credits:
Silver	(499)	(635)	(1,134)
Total By-product credits	(499)	(635)	(1,134)
Cash Cost, After By-product Credits	$137,407	$22,746	$160,153
AISC, After By-product Credits	$174,455	$25,000	$199,455
Divided by gold ounces produced	121	32	153
Cash Cost, Before By-product Credits, per Gold Ounce	$1,135	$736	$1,052
By-product credits per ounce	(4)	(20)	(7)
Cash Cost, After By-product Credits, per Gold Ounce	$1,131	$716	$1,045
AISC, Before By-product Credits, per Gold Ounce	$1,440	$807	$1,309
By-product credits per ounce	(4)	(20)	(7)
AISC, After By-product Credits, per Gold Ounce	$1,436	$787	$1,302

In thousands (except per ounce amounts)	Year Ended December 31, 2020
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$297,935	$248,235	$546,170
Depreciation, depletion and amortization	(64,713)	(92,417)	(157,130)
Treatment costs	81,999	2,636	84,635
Change in product inventory	(3,161)	18,095	14,934
Reclamation and other costs (1)	(3,080)	(1,751)	(4,831)
Cash costs excluded	(31,442)	(13,511)	(44,953)
Cash Cost, Before By-product Credits (2)	277,538	161,287	438,825
Reclamation and other costs	3,794	1,040	4,834
Exploration	2,142	2,231	4,373
Sustaining capital	36,288	36,031	72,319
General and administrative	33,759	—	33,759
AISC, Before By-product Credits (2)	353,521	200,589	554,110
By-product credits:
Zinc	(83,686)	—	(83,686)
Gold	(87,201)	—	(87,201)
Lead	(36,614)	—	(36,614)
Silver		(1,134)	(1,134)
Total By-product credits	(207,501)	(1,134)	(208,635)
Cash Cost, After By-product Credits	$70,037	$160,153	$230,190
AISC, After By-product Credits	$146,020	$199,455	$345,475
Divided by ounces produced	12,280	153
Cash Cost, Before By-product Credits, per Ounce	$22.60	$1,052
By-product credits per ounce	(16.90)	(7)
Cash Cost, After By-product Credits, per Ounce	$5.70	$1,045
AISC, Before By-product Credits, per Ounce	$28.79	$1,309
By-product credits per ounce	(16.90)	(7)
AISC, After By-product Credits, per Ounce	$11.89	$1,302

In thousands (except per ounce amounts)	Year Ended December 31, 2019
	Greens Creek	Lucky Friday(3)	San Sebastian	Corporate(5)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$211,719	$16,621	$50,509		$278,849
Depreciation, depletion and amortization	(47,587)	(1,175)	(9,772)		(58,534)
Treatment costs	48,487	2,884	760		52,131
Change in product inventory	(1,155)	1,016	(2,953)		(3,092)
Reclamation and other costs	(2,523)	—	(1,588)		(4,111)
Lucky Friday cash costs excluded	—	(19,346)	—		(19,346)
Cash Cost, Before By-product Credits (2)	208,941	—	36,956		245,897
Reclamation and other costs	2,949	—	492		3,441
Exploration	982	—	4,667	1,332	6,981
Sustaining capital	35,829	—	2,461	108	38,398
General and administrative	—	—	—	35,832	35,832
AISC, Before By-product Credits (2)	248,701	—	44,576	37,272	330,549
By-product credits:
Zinc	(91,435)		—		(91,435)
Gold	(69,391)	—	(21,960)		(91,351)
Lead	(28,589)		—		(28,589)
Total By-product credits	(189,415)	—	(21,960)		(211,375)
Cash Cost, After By-product Credits	$19,526	$—	$14,996		$34,522
AISC, After By-product Credits	$59,286	$—	$22,616	$37,272	$119,174
Divided by silver ounces produced	9,890	—	1,869		11,759
Cash Cost, Before By-product Credits, per Silver Ounce	$21.12	$—	$19.77		$20.91
By-product credits per ounce	(19.15)	—	(11.75)		(17.98)
Cash Cost, After By-product Credits, per Silver Ounce	$1.97	$—	$8.02		$2.93
AISC, Before By-product Credits, per Silver Ounce	$25.14	$—	$23.85		$28.11
By-product credits per ounce	(19.15)	—	(11.75)		(17.98)
AISC, After By-product Credits, per Silver Ounce	$5.99	$—	$12.10		$10.13

In thousands (except per ounce amounts)	Year Ended December 31, 2019
	Casa Berardi	Nevada Operations	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$217,682	$153,336	$371,018
Depreciation, depletion and amortization	(73,960)	(67,024)	(140,984)
Treatment costs	1,876	158	2,034
Change in product inventory	(3,371)	(9,008)	(12,379)
Reclamation and other costs	(515)	(2,019)	(2,534)
Cash Cost, Before By-product Credits (2)	141,712	75,443	217,155
Reclamation and other costs	515	1,512	2,027
Exploration	3,450	2,333	5,783
Sustaining capital	36,825	24,652	61,477
AISC, Before By-product Credits (2)	182,502	103,940	286,442
By-product credits:
Silver	(508)	(2,922)	(3,430)
Total By-product credits	(508)	(2,922)	(3,430)
Cash Cost, After By-product Credits	$141,204	$72,521	$213,725
AISC, After By-product Credits	$181,994	$101,018	$283,012
Divided by gold ounces produced	134	66	200
Cash Cost, Before By-product Credits, per Gold Ounce	$1,055	$1,140	$1,083
By-product credits per ounce	(4)	(44)	(17)
Cash Cost, After By-product Credits, per Gold Ounce	$1,051	$1,096	$1,066
AISC, Before By-product Credits, per Gold Ounce	$1,358	$1,571	$1,428
By-product credits per ounce	(4)	(44)	(17)
AISC, After By-product Credits, per Gold Ounce	$1,354	$1,527	$1,411

In thousands (except per ounce amounts)	Year Ended December 31, 2019
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$278,849	$371,018	$649,867
Depreciation, depletion and amortization	(58,534)	(140,984)	(199,518)
Treatment costs	52,131	2,034	54,165
Change in product inventory	(3,092)	(12,379)	(15,471)
Reclamation and other costs	(4,111)	(2,534)	(6,645)
Lucky Friday cash costs excluded	(19,346)	—	(19,346)
Cash Cost, Before By-product Credits (2)	245,897	217,155	463,052
Reclamation and other costs	3,441	2,027	5,468
Exploration	6,981	5,783	12,764
Sustaining capital	38,398	61,477	99,875
General and administrative	35,832	—	35,832
AISC, Before By-product Credits (2)	330,549	286,442	616,991
By-product credits:
Zinc	(91,435)	—	(91,435)
Gold	(91,351)	—	(91,351)
Lead	(28,589)	—	(28,589)
Silver	—	(3,430)	(3,430)
Total By-product credits	(211,375)	(3,430)	(214,805)
Cash Cost, After By-product Credits	$34,522	$213,725	$248,247
AISC, After By-product Credits	$119,174	$283,012	$402,186
Divided by ounces produced	11,759	200
Cash Cost, Before By-product Credits, per Ounce	$20.91	$1,083
By-product credits per ounce	(17.98)	(17)
Cash Cost, After By-product Credits, per Ounce	$2.93	$1,066
AISC, Before By-product Credits, per Ounce	$28.11	$1,428
By-product credits per ounce	(17.98)	(17)
AISC, After By-product Credits, per Ounce	$10.13	$1,411

In thousands (except per ounce amounts)	Year Ended December 31, 2018
	Greens Creek	Lucky Friday(3)	San Sebastian	Corporate(5)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$190,066	$9,750	$41,815		$241,631
Depreciation, depletion and amortization	(46,511)	(1,012)	(4,602)		(52,125)
Treatment costs	38,174	839	807		39,820
Change in product inventory	3,087	(2,330)	2,385		3,142
Reclamation and other costs	(2,911)	—	(1,559)		(4,470)
Lucky Friday cash costs excluded	—	(7,247)			(7,247)
Cash Cost, Before By-product Credits (2)	181,905	—	38,846		220,751
Reclamation and other costs	3,397	—	419		3,816
Exploration	3,151	—	7,792	1,959	12,902
Sustaining capital	46,864	—	1,947	1,495	50,306
General and administrative	—	—	—	36,542	36,542
AISC, Before By-product Credits (2)	235,317	—	49,004	39,996	324,317
By-product credits:
Zinc	(103,096)	—	—		(103,096)
Gold	(57,316)	—	(19,100)		(76,416)
Lead	(30,512)	—	—		(30,512)
Silver	—	—	—
Total By-product credits	(190,924)	—	(19,100)		(210,024)
Cash Cost, After By-product Credits	$(9,019)	$—	$19,746		$10,727
AISC, After By-product Credits	$44,393	$—	$29,904	$39,996	$114,293
Divided by silver ounces produced	7,953	—	2,037		9,990
Cash Cost, Before By-product Credits, per Silver Ounce	$22.88	$—	$19.07		$22.10
By-product credits per ounce	(24.01)	—	(9.38)		(21.02)
Cash Cost, After By-product Credits, per Silver Ounce	$(1.13)	$—	$9.69		$1.08
AISC, Before By-product Credits, per Silver Ounce	$29.59	$—	$24.06		$32.46
By-product credits per ounce	(24.01)	—	(9.38)		(21.02)
AISC, After By-product Credits, per Silver Ounce	$5.58	$—	$14.68		$11.44

In thousands (except per ounce amounts)	Year Ended December 31, 2018
	Casa Berardi	Nevada perations(8)	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$199,402	$47,005	$246,407
Depreciation, depletion and amortization	(71,302)	(10,617)	(81,919)
Treatment costs	2,068	90	2,158
Change in product inventory	1,205	7,138	8,343
Reclamation and other costs	(558)	(954)	(1,512)
Cash Cost, Before By-product Credits (2)	130,815	42,662	173,477
Reclamation and other costs	558	567	1,125
Exploration	4,277	6,345	10,622
Sustaining capital	40,711	17,079	57,790
AISC, Before By-product Credits (2)	176,361	66,653	243,014
By-product credits:
Silver	(597)	(2,512)	(3,109)
Total By-product credits	(597)	(2,512)	(3,109)
Cash Cost, After By-product Credits	$130,218	$40,150	$170,368
AISC, After By-product Credits	$175,764	$64,141	$239,905
Divided by gold ounces produced	163	33	196
Cash Cost, Before By-product Credits, per Gold Ounce	$804	$1,297	$887
By-product credits per ounce	(4)	(76)	(16)
Cash Cost, After By-product Credits, per Gold Ounce	$800	$1,221	$871
AISC, Before By-product Credits, per Gold Ounce	$1,084	$2,026	$1,242
By-product credits per ounce	(4)	(76)	(16)
AISC, After By-product Credits, per Gold Ounce	$1,080	$1,950	$1,226

In thousands (except per ounce amounts)	Year Ended December 31, 2018
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$241,631	$246,407	$488,038
Depreciation, depletion and amortization	(52,125)	(81,919)	(134,044)
Treatment costs	39,820	2,158	41,978
Change in product inventory	3,142	8,343	11,485
Reclamation and other costs	(4,470)	(1,512)	(5,982)
Lucky Friday cash costs excluded	(7,247)	—	(7,247)
Cash Cost, Before By-product Credits (2)	220,751	173,477	394,228
Reclamation and other costs	3,816	1,125	4,941
Exploration	12,902	10,622	23,524
Sustaining capital	50,306	57,790	108,096
General and administrative	36,542	—	36,542
AISC, Before By-product Credits (2)	324,317	243,014	567,331
By-product credits:
Zinc	(103,096)	—	(103,096)
Gold	(76,416)	—	(76,416)
Lead	(30,512)	—	(30,512)
Silver	—	(3,109)	(3,109)
Total By-product credits	(210,024)	(3,109)	(213,133)
Cash Cost, After By-product Credits	$10,727	$170,368	$181,095
AISC, After By-product Credits	$114,293	$239,905	$354,198
Divided by ounces produced	9,990	196
Cash Cost, Before By-product Credits, per Ounce	$22.10	$887
By-product credits per ounce	(21.02)	(16)
Cash Cost, After By-product Credits, per Ounce	$1.08	$871
AISC, Before By-product Credits, per Ounce	$32.46	$1,242
By-product credits per ounce	(21.02)	(16)
AISC, After By-product Credits, per Ounce	$11.44	$1,226

(1)

Excludes the discretionary portion of general and administrative costs for Greens Creek, Casa Berardi, Lucky Friday and corporate of $0.6 million, $0.4 million, $0.1 million and $1.8 million, respectively, for 2020.

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

(3)

The unionized employees at Lucky Friday were on strike from March 2017 until January 2020, and production at Lucky Friday had been limited from the start of the strike until the ramp-up was substantially completed in the fourth quarter of 2020. Costs related to ramp-up activities totaling approximately $8.0 million in 2020, and suspension-related costs totaling approximately $12.1 million and $19.6 million during the strike in 2019 and 2018, respectively, which include $6.3 million, $4.3 million and $5.0 million, respectively, in non-cash depreciation expense for those periods, have been excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

(4)

In early April 2020, the Government of Mexico issued an order to the mining industry to reduce operations to a minimum level until April 30 in response to COVID-19, and the order was subsequently extended until May 30. Our operations at San Sebastian were suspended during that time. Suspension-related costs totaling $1.8 million for 2020 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, mining and milling cost per ton, and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

(5)	AISC, Before By-product Credits for our consolidated silver properties includes non-discretionary corporate costs for general and administrative expense, exploration and sustaining capital.

(6)

In late March 2020, the Government of Quebec ordered the mining industry to reduce to minimum operations as part of the fight against COVID-19, causing us to suspend our Casa Berardi operations from March 24 until April 15, when mining operations resumed, resulting in reduced mill throughput. Suspension-related costs totaling $1.6 million for 2020 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

(7)

Production was suspended at the Hollister mine in the third quarter of 2019 and at the Midas mine and Aurora mill in late 2019. Suspension-related costs at Hollister, Midas and Aurora totaling $13.5 million for 2020 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization and Cash Cost and AISC, After By-product Credits, per Gold Ounce. During the second half of 2020, all ore mined at Nevada Operations was stockpiled, with no ore milled and no production reported during the period. As a result, costs incurred at Nevada Operations during the second half of 2020 were excluded from the calculations of Cash Cost and AISC, After By-product Credits, per Gold Ounce.

(8)	The Nevada Operations were acquired on July 20, 2018 as a result of the acquisition of Klondex (see Note 16 of Notes to Consolidated Financial Statement for more information).

Reconciliation of Net (Loss) Income (GAAP) to Earnings Before Interest, Taxes, Depreciation, and Amortization (non-GAAP)

The non-GAAP measure of earnings before interest, taxes, depreciation, and amortization ("EBITDA") is calculated as net (loss) income before the following items: interest expense, income tax provision (benefit), and depreciation, depletion, and amortization expense. Management believes that, when presented in conjunction with net loss (income), the most comparable GAAP measure, EBITDA is useful to investors in evaluating our operating performance. The table below presents reconciliations between the non-GAAP measure of EBITDA and the GAAP measure of net (loss) income for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 (in thousands).

	Year ended December 31,
	2020	2019	2018	2017	2016
Net (loss) income (GAAP)	$(16,790)	$(99,557)	$(26,563)	$(28,520)	$61,569
Interest expense, net of amount capitalized	49,569	48,447	40,944	38,012	21,796
Income tax provision (benefit)	135	(24,101)	(6,701)	20,963	28,090
Depreciation, depletion, and amortization	164,026	204,475	140,905	126,467	124,918
EBITDA	$196,940	$129,264	$148,585	$156,922	$236,373

Financial Liquidity and Capital Resources

Liquidity overview

We have a disciplined cash management strategy of maintaining financial flexibility to execute our capital priorities and provide long-term value to our shareholders. Consistent with that strategy, we aim to reduce our net debt and maintain sufficient liquidity to fund debt service costs, operations, capital development and exploration projects, while returning cash to stockholders through dividends and potential share repurchases.

At December 31, 2020, we had $129.8 million in cash and cash equivalents, of which $13.4 million was held in foreign subsidiaries' local currency denominated accounts readily convertible to U.S. dollars that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from our U.S. operations are adequate to fund our U.S. operations and corporate activities.

On February 19, 2020, we completed an offering of Senior Notes in the total principal amount of US$475 million. The Senior Notes are due February 15, 2028 and bear interest at a rate of 7.25% per year from the most recent payment date to which interest has been paid or provided for.  The net proceeds from the Senior Notes were used, along with cash on hand, to redeem, in March 2020, our previously-outstanding 2021 Notes having a principal balance of $506.5 million. Also, in July 2018 we entered into a new $250 million revolving credit facility. Interest is payable on amounts drawn from the revolving credit facility at a rate of between 2.25% and 4.00% over the London Interbank Offered Rate, or between 1.25% and 3.00% over an alternative base rate, with interest payable on March 31, June 30, September 30, and December 31 of each year. As a precaution due to uncertainties of the duration, severity and scope of the COVID-19 outbreak, we drew $210.0 million on the facility in the first quarter of 2020. We repaid the $210.0 million during the second and third quarters of 2020, with no amount outstanding as of December 31, 2020. In July 2020, we agreed to issue our IQ Notes for CAD$50 million (approximately USD$36.8 million at the time of the transaction) in aggregate principal, which mature in July 2025 and bear interest at a rate of 6.515% per year. The IQ Notes were issued at a premium of 103.65%, implying an effective annual yield of 5.74% and an aggregate principal amount to be repaid of CAD$48.2 million. The IQ Notes were issued in four equal installments of CAD$12.5 million in July, August, September and October 2020, with the first installment issued net of CAD$0.6 million in fees. The net proceeds from the IQ Notes are available for general corporate purposes, including for open market purchases of a portion of the Senior Notes and to pay for capital expenditures at our Casa Berardi unit. Under the note purchase agreement for the IQ Notes and subject to a force majeure event, we are required to invest, in the aggregate, CAD$100 million at the Casa Berardi unit and other exploration and development projects in Quebec over the four-year period commencing on July 9, 2020. See Note 7 of Notes to Consolidated Financial Statements for more information on our debt arrangements.

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we are in possession of any material non-public information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of December 31, 2020, 934,100 shares had been purchased in prior periods at an average price of $3.99 per share, leaving approximately 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at February 16, 2021, was $6.13  per share.

Pursuant to our common stock dividend policy described in Note 10 of Notes to Consolidated Financial Statements, our board of directors declared and paid dividends on common stock totaling $8.6 million in 2020, $4.9 million in 2019, and $4.4 million in 2018. Our dividend policy has a silver-price-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. In September 2020, we increased our minimum annual dividend from $0.01 per share to $0.015 per share and reduced the realized silver price threshold for the silver-price-linked component from $30 per ounce to $25 per ounce beginning with the third quarter of 2020, and declared a quarterly cash dividend of $0.00875 per share of common stock. In the fourth quarter of 2020 the realized price of $25.16 exceeded the new threshold. As a result, on February 16, 2021, our board of directors declared a quarterly cash dividend of $0.00875 per share of common stock, consisting of $0.005 per share for the silver price-linked component and $0.00375 for the minimum annual dividend component, payable in March 2021. The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and we cannot assure you that we will continue to declare and pay common stock dividends in the future.

We continue to address the COVID-19 outbreak and face uncertainty related to the potential additional impact it and any subsequent variants could have on our operations. It is possible that future restrictions at Casa Berardi, San Sebastian or Greens Creek (or at any other operation) could have an adverse impact on operations or financial results, including materially so, beyond 2020. We have taken precautionary measures to mitigate the impact of COVID-19, including implementing operational plans and practices and increasing our cash reserves through a temporary draw-down of our revolving credit facility, which has since been fully repaid. As long as they are required, the operational practices implemented could continue to have an adverse impact on our operating results due to deferred production and revenues or additional costs. If required, increasing or prolonged restrictions on our operations could require access to additional sources of liquidity, which may not be available to us. See Part I, Item 1A. Risk Factors - Natural disasters, public health crises, political crises (including COVID-19), and other catastrophic events or other events outside of our control may materially and adversely affect our business or financial results and COVID-19 virus pandemic may heighten other risks for information on how restrictions related to COVID-19 have affected some of our operations.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. We cannot assure you that such financing will be available to us.

We believe as a result of our cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability of our revolving credit facility, we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes, IQ Notes and revolving credit facility (if amounts are drawn); care-and-maintenance and other costs related to addressing the impact of COVID-19 on our operations; capital expenditures at our operations; potential acquisitions of other mining companies or properties; regulatory matters; litigation; potential repurchases of our common stock under the program described above; and payment of dividends on common stock, if declared by our board of directors. We currently estimate that a total of approximately $110 million will be spent on capital expenditures, primarily for equipment, infrastructure, and development at our mines, in 2021. We also estimate that exploration and pre-development expenditures will total approximately $34.5 million in 2021. Our expenditures for these items and our related plans for 2021 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility, and other factors. A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans. See Item 1A. Risk Factors - An extended decline in metals prices, an increase in operating or capital costs, mine accidents or closures, increasing regulatory obligations, or our inability to convert exploration potential to reserves may cause us to record write-downs, which could negatively impact our results of operations and We have a substantial amount of debt that could impair our financial health and prevent us from fulfilling our obligations under our existing and future indebtedness..

Our liquid assets include (in millions):

	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents held in U.S. dollars	$116.4	$50.3	$15.7
Cash and cash equivalents held in foreign currency	13.4	12.2	11.7
Total cash and cash equivalents	129.8	62.5	27.4
Marketable equity securities, current and non-current	19.3	6.2	6.6
Total cash, cash equivalents and investments	$149.1	$68.7	$34.0

Cash and cash equivalents increased by $67.3 million in 2020, discussed below. Cash and cash equivalents held in foreign currencies represents balances in CAD and MXN, and increased by $1.2 million in 2020 resulting from an increase in CAD held. The value of current and non-current marketable equity securities increased by $13.1 million (see Note 3 of Notes to Consolidated Financial Statements for more information).

	Year Ended December 31,
	2020	2019	2018
Cash provided by operating activities (in millions)	$180.8	$120.9	$94.2

Cash provided by operating activities increased by $59.9 million in 2020 compared to 2019. The increase was due to higher income, adjusted for non-cash items, partially offset by the impact of working capital and other operating asset and liability changes. Income, adjusted for non-cash items, was higher by $47.6 million primarily due to higher gross profit, which was mainly a result of higher realized silver and gold prices and higher silver production, partially offset by lower realized lead and zinc prices and higher treatment charges. Working capital and other operating asset and liability changes resulted in a net cash increase of $22.4 million in 2020 compared to an increase in cash of $10.1 million in 2019. Significant variances in working capital changes between 2020 and 2019 resulted from lower accounts receivable, higher accounts payable, and higher accruals for incentive compensation and taxes, partially offset by higher product inventory.

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

	Year Ended December 31,
	2020	2019	2018
Cash used in investing activities (in millions)	$92.9	$119.9	$236.5

Capital expenditures were $91.0 million in 2020, excluding non-cash lease additions of $9.1 million, which was $30.4 million lower than capital expenditures in 2019. The decrease was due to reduced spending at Nevada, Greens Creek and San Sebastian, partially offset by higher capital expenditures at Lucky Friday and Casa Berardi. We purchased marketable equity securities having a cost basis of $2.2 million and $0.4 million during 2020 and 2019, respectively, and sold marketable equity securities for proceeds of $1.8 million in 2019.

We had a cash outflow of $139.3 million for the acquisition of Klondex, net of the cash balance acquired, in July 2018, with no cash outflows for acquisitions in 2019. Capital expenditures were $121.4 million in 2019, excluding non-cash lease additions of $6.5 million, compared to $136.9 million, excluding $7.0 million in non-cash lease additions, in 2018. The decrease was primarily due to reduced spending at all of our operations with the exception of Nevada Operations. In 2018, we purchased bonds having maturities of greater than 90 days and less than 365 days with a cost basis of $31.2 million, and bonds valued at $64.9 million matured in 2018, with no such activity during 2019. We purchased marketable equity securities having a cost basis of $0.8 million in 2018. During 2018, we received $4.4 million in insurance proceeds related to the collapse of the mill building at the Troy mine in February 2017 due to snow.

	Year Ended December 31,
	2020	2019	2018
Cash provided by (used in) financing activities (in millions)	$(19.4)	$33.2	$(14.9)

During 2019 and 2018, we received $49.0 million and $6.7 million, respectively, in net proceeds from the sale of shares of our common stock under our at-the-market common stock sales program, with no such sales of shares in 2020. In 2020, 2019 and 2018, we had aggregate draws of $210.0 million, $279.5 million and $71.0 million, respectively, on our revolving credit facility, with repayments of the same amounts in those years. In addition, in 2020 we received $469.5 million and $36.8 million in net proceeds from the issuance of our Senior Notes and IQ Notes, respectively, and had debt repayments of $506.5 million for redemption of our 2021 Notes. In 2018, we had additional borrowings of $30.8 million for the issuance of the RQ Notes in March 2018, which were repaid in 2019 through the issuance of shares of our common stock. In July 2018, we repaid the $35.0 million revolving credit facility balance assumed in the acquisition of Klondex. In 2020, 2019 and 2018, we paid cash dividends on our common stock of $8.6 million, $4.9 million and $4.4 million, respectively. We also paid cash dividends of $0.6 million on our Series B preferred stock during each of those years. We made payments on our finance leases of $6.0 million, $7.2 million, and $7.3 million in 2020, 2019, and 2018, respectively. We also purchased shares of our common stock for $2.7 million, $2.2 million, and $2.7 million in 2020, 2019, and 2018, respectively, as a result of our employees' election to utilize net share settlement to satisfy their tax withholding obligations related to incentive compensation paid in stock and vesting of restricted stock units. See Note 10 of Notes to Consolidated Financial Statements for more information.

Exchange rate fluctuations between the U.S. dollar and the Canadian dollar and Mexican peso resulted in a decrease in our cash balance of $1.1 million during 2020, an increase of $0.9 million during 2019 and a decrease of $1.5 million in 2018.

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, IQ Notes, revolving credit facility, outstanding purchase orders, certain service contract commitments and lease arrangements as of December 31, 2020 (in thousands):

	Payments Due By Period
	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Purchase obligations (1)	$7,419	$—	$—	$—	$7,419
Contractual obligations (2)	78	—	—	—	78
Commitment fees (3)	1,722	1,902	—	—	3,624
Finance lease commitments (4)	7,053	7,917	1,849	—	16,819
Operating lease commitments (5)	3,811	5,391	1,081	2,339	12,622
Supplemental executive retirement plan (6)	758	1,642	2,447	7,352	12,199
Senior Notes (7)	34,438	68,875	68,875	548,179	720,367
IQ Notes (8)	2,468	4,937	41,640	—	49,045
Total contractual cash obligations	$57,747	$90,664	$115,892	$557,870	$822,173

(1)

Consists of open purchase orders of approximately $2.0 million at the Greens Creek unit, $4.2 million at the Lucky Friday unit, $0.7 million at the Casa Berardi unit, and $0.5 million at the Nevada Operations unit.

(2)	As of December 31, 2020, we were committed to approximately $0.1 million in expenditures for various items.

(3)

We have a $250 million revolving credit agreement under which we are required to pay a standby fee of between 0.5625% and 1.00% per annum on undrawn amounts and interest of between 2.25% and 4.00% over the London Interbank Offered Rate or between 1.25% and 3.00% over an alternative base rate on drawn amounts under the revolving credit agreement. We had $20.3 million in letters of credit outstanding as of December 31, 2020. The amounts in the table above assume no additional amounts will be drawn in future periods, and include only the standby fee on the current undrawn balance. For more information on our credit facility, see Note 7 of Notes to Consolidated Financial Statements.

(4)

Includes scheduled finance lease payments of $15.6 million, $0.1 million, $0.7 million and $0.5 million (including interest), respectively, for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods.  See Note 7 of Notes to Consolidated Financial Statements for more information.

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

(6)

We sponsor defined benefit pension plans covering substantially all U.S. employees and provide certain post-retirement benefits for qualifying retired employees, along with a supplemental executive retirement plan ("SERP"). These amounts represent our estimate of the future benefit payment requirements for the next 10 years for the SERP as of December 31, 2020. However, in January 2021, we contributed $16.8 million in shares of our common stock to the SERP in order to fund future benefit payments.  We believe we will have future funding requirements related to our defined benefit plans and benefit payment obligations for the SERP beyond 10 years; however, such funding requirements are not fixed in nature and are difficult to estimate, as they involve significant assumptions. See Note 9 of Notes to Consolidated Financial Statements for more information.

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

(8)

On July 9, 2020, we entered into a note purchase agreement pursuant to which we issued our IQ Notes for CAD$50 million (approximately USD$36.8 million at the time of the transaction) in aggregate principal. The IQ Notes were issued at a premium of 103.65%, or CAD$1.8 million, implying an effective annual yield of 5.74% and an aggregate principal amount to be repaid of CAD$48.2 million. The IQ Notes were issued in four equal installments of CAD$12.5 million on July 9, August 9, September 9 and October 9, 2020. The IQ Notes bear interest on amounts outstanding at a rate of 6.515% per year, payable on January 9 and July 9 of each year, commencing January 9, 2021. See Note 7 of Notes to Consolidated Financial Statements for more information.

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At December 31, 2020, our liabilities for these matters totaled $116.0 million.  Future expenditures related to closure, reclamation and environmental expenditures at our other sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 5 of Notes to Consolidated Financial Statements and Item 1A. Risk Factors – Our environmental obligations may exceed the provisions we have made. As discussed in Note 8 of Notes to Consolidated Financial Statements, we are involved in various other legal proceedings which may result in obligations in excess of provisions we have made.

Off-Balance Sheet Arrangements

At December 31, 2020, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

Our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements. As described in such Note 2, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

We believe that our most critical accounting estimates are related to future metals prices; obligations for environmental, reclamation, and closure matters; mineral reserves; accounting for business combinations; and assumptions used in accounting for our pension plans, as they require us to make assumptions that are highly uncertain at the time the accounting estimates are made and changes in them are reasonably likely to occur from period to period. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our board of directors, and the Audit Committee has reviewed the disclosures presented below. In addition, there are other items within our financial statements that require estimation, but are not deemed to be critical. However, changes in estimates used in these and other items could have a material impact on our financial statements.

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants, equipment and mineral interests, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves.  As shown above in Item 1. – Business, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in exchange-traded funds, industrial demand, and consumer demand. Gold demand arises primarily from investment and consumer demand.  Investment demand for silver and gold can be influenced by several factors, including:  the value of the U.S. dollar and other currencies, changing U.S. budget deficits, widening availability of exchange-traded funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertainty related to the political environment in the U.S., U.S. and global trading policies (including tariffs), a global economic recovery, recent uncertainty in China and from the current downturn and continued uncertainty resulting from the COVID-19 outbreak and any subsequent variants, could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  Consumer demand is driven significantly by demand for jewelry and other retail products. We believe that long-term industrial and economic trends, including demand for metals to decarbonize the economy and urbanization and growth of the middle class in countries such as China and India, will result in continued consumer demand for silver and gold and industrial demand for silver.  However, the global economy has been significantly impacted by the COVID-19 outbreak, with the ultimate severity and duration of the downturn is unknown. There can be no assurance whether these trends will continue or how they will impact prices of the metals we produce. In the past, we have recorded impairments to our asset carrying value because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

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

Obligations for Environmental, Reclamation and Closure Matters

Accrued reclamation and closure costs can represent a significant and variable liability on our balance sheet. We have estimated our liabilities under appropriate accounting guidance; however, the ranges of liability could exceed the liabilities recognized. If substantial damages were awarded, claims were settled, or remediation costs incurred in excess of our accruals, our financial results or condition could be materially adversely affected.

Mineral Reserves

Critical estimates are inherent in the process of determining our reserves. Our reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. See Item 2. – Properties above for the metals price assumptions used in our estimates of reserves as of December 31, 2020, 2019 and 2018. Our assessment of reserves occurs at least annually, and periodically utilizes external audits.

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

Pension Plan Accounting Assumptions

We are required to make a number of assumptions in estimating the future benefit obligations for, and fair value of assets included in, our pension plans, which impact the amount of liability and net periodic pension cost recognized related to our plans. These include assumptions for applicable discount rates, the expected rate of return on plan assets and the rate of future employee compensation increases. See Note 9 for more information on the accounting for our pension plans and the related assumptions.

New Accounting Pronouncements

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

In August 2018, the FASB issued ASU No. 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The update removes several disclosure requirements, adds two new disclosure requirements, and clarifies other disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The update is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The update was adopted as of December 31, 2020, and its adoption did not have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The update provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The update is effective as of March 12, 2020 through December 31, 2022. Adoption of the update has not had a material impact on our consolidated financial statements.

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

Guarantor Subsidiaries

Presented below are Hecla’s condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of Hecla's subsidiaries of the Senior Notes (see Note 7 of Notes to Consolidated Financial Statements for more information). The Guarantors consist of the following of Hecla's 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Hecla Montana, Inc.; Revett Silver Company; RC Resources, Inc.; Troy Mine Inc.; Revett Exploration, Inc.; Revett Holdings, Inc.; Mines Management, Inc.; Newhi, Inc.; Montanore Minerals Corp.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; Hecla Juneau Mining Company; Klondex Holdings Inc.; Klondex Gold & Silver Mining Co.; Klondex Midas Holdings Limited; Klondex Aurora Mine Inc.; Klondex Hollister Mine Inc.; and Hecla Quebec, Inc. We completed the offering of the Senior Notes on February 19, 2020 under our shelf registration statement previously filed with the SEC.

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

Condensed Consolidating Balance Sheets

	As of December 31, 2020
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$89,256	$11,402	$29,172	$—	$129,830
Other current assets	4,041	147,065	3,818	(73)	154,851
Properties, plants, equipment and mineral interests - net	1,913	2,334,992	8,314	—	2,345,219
Intercompany receivable (payable)	(82,559)	(408,391)	213,126	277,824	—
Investments in subsidiaries	1,739,689	—	—	(1,739,689)	—
Other non-current assets	306,124	20,695	(116,250)	(172,745)	37,824
Total assets	$2,058,464	$2,105,763	$138,180	$(1,634,683)	$2,667,724
Liabilities and Stockholders' Equity
Current liabilities	$(191,865)	$194,028	$5,540	$142,082	$149,785
Long-term debt	507,242	16,707	201	—	524,150
Non-current portion of accrued reclamation	—	103,579	6,887	—	110,466
Non-current deferred tax liability	—	169,551	—	(37,076)	132,475
Other non-current liabilities	40,747	6,988	773	—	48,508
Stockholders' equity	1,702,340	1,614,910	124,779	(1,739,689)	1,702,340
Total liabilities and stockholders' equity	$2,058,464	$2,105,763	$138,180	$(1,634,683)	$2,667,724

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2020
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(16,380)	$675,345	$32,908	$—	$691,873
Cost of sales	(2,127)	(366,344)	(20,569)	—	(389,040)
Depreciation, depletion, and amortization	—	(153,582)	(3,548)	—	(157,130)
General and administrative	(12,294)	(21,637)	(1,630)	—	(35,561)
Exploration and pre-development	(25)	(13,924)	(4,346)	—	(18,295)
Research and development	—	—	—	—	—
Loss on derivative contracts	(22,074)	—	—	—	(22,074)
Acquisition costs	(20)	—	—	—	(20)
Equity in earnings of subsidiaries	37,267	—	—	(37,267)	—
Other (expense) income	(1,011)	(66,605)	3,842	(22,634)	(86,408)
(Loss) income before income taxes	(16,664)	53,253	6,657	(59,901)	(16,655)
(Provision) benefit from income taxes	(126)	(21,731)	(912)	22,634	(135)
Net (loss) income	(16,790)	31,522	5,745	(37,267)	(16,790)
Preferred stock dividends	(552)	—	—	—	(552)
(Loss) income applicable to common stockholders	(17,342)	31,522	5,745	(37,267)	(17,342)
Net (loss) income	(16,790)	31,522	5,745	(37,267)	(16,790)
Changes in comprehensive (loss) income	4,421	—	—	—	4,421
Comprehensive (loss) income	$(12,369)	$31,522	$5,745	$(37,267)	$(12,369)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2020
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$123,260	$202,180	$17,688	$(162,335)	$180,793
Cash flows from investing activities:
Additions to properties, plants, equipment and mineral interests	—	(91,063)	47	—	(91,016)
Other investing activities, net	(102,887)	287	(2,172)	102,887	(1,885)
Cash flows from financing activities:
Dividends paid to stockholders	(9,152)	—	—	—	(9,152)
Borrowings under debt arrangements	716,327	—	—	—	716,327
Repayments of debt	(716,500)	(5,570)	(383)	—	(722,453)
Other financing activity	44,458	(109,625)	1,618	59,448	(4,101)
Effect of exchange rate changes on cash	—	(136)	(971)	—	(1,107)
Changes in cash, cash equivalents and restricted cash and cash equivalents	55,506	(3,927)	15,827	—	67,406
Beginning cash, cash equivalents and restricted cash and cash equivalents	33,750	16,382	13,345	—	63,477
Ending cash, cash equivalents and restricted cash and cash equivalents	$89,256	$12,455	$29,172	$—	$130,883

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our exposure to market risks and risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at December 31, 2020 which are sensitive to changes in commodity prices, foreign exchange rates and interest rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Item 1A. Risk Factors above).

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

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our concentrates will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A. Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us).  At December 31, 2020, metals contained in concentrate sales and exposed to future price changes totaled approximately 1.7 million ounces of silver, 4,516 ounces of gold, 26.4 million pounds of zinc, and 9.1 million pounds of lead.  If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $9.5 million. However, as discussed in Commodity-Price Risk Management below, at times, subject to management's discretion, we utilize a program designed and intended to mitigate the risk of price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales. Therefore, when the program is fully utilized, the impact of changes in prices on the value of concentrates sold would be substantially offset by a gain or loss on forward contracts.

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, we are using financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments. The following tables summarize the quantities of metals committed under forward sales contracts at December 31, 2020 and December 31, 2019:

December 31, 2020	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2021 settlements	1,282	4	23,314	4,905	$25.00	$1,858	$1.19	$0.90
Contracts on forecasted sales
2021 settlements	—	—	41,557	30,876	N/A	N/A	$1.17	$0.88
2022 settlements	—	—	18,519	—	N/A	N/A	$1.28	N/A

December 31, 2019	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2020 settlements	2,556	10	21,550	5,159	$17.20	$1,481	$1.04	$0.88

Contracts on forecasted sales
2020 settlements	—	—	441	11,740	N/A	N/A	$1.13	$0.98

In June 2019, we began using put option contracts to manage the exposure of our forecasted future gold and silver sales to potential declines in market prices for those metals. These put contracts give us the option, but not the obligation, to realize established prices on quantities of silver and gold to be sold in the future. The put contracts establish the minimum ("floor") prices we would expect to be able to realize, without limiting our ability to realize higher prices when market prices exceed the put exercise prices at the time the metals are sold. As of December 31, 2020, we had put contracts that provided average floor prices of $16.50 per ounce for silver and $1,650 per ounce for gold for a total of 1.1 million silver ounces and 12,992 gold ounces.

These forward and put option contracts do not qualify for hedge accounting and are marked-to-market through earnings each period.

At December 31, 2020 and 2019, we recorded the following balances for the fair value of the forward and put option contracts held at that time (in millions):

	December 31, 2020			December 31, 2019
Balance sheet line item:	Contracts in an asset position	Contracts in a liability position	Net asset (liability)	Contracts in an asset position	Contracts in a liability position	Net asset (liability)
Other current assets	$0.2	$(0.2)	$—	$—	$—	$—
Other non-current assets	0.5	(0.1)	0.4	—	—	—
Current derivatives liability	0.1	(11.8)	(11.7)	2.1	(7.9)	(5.8)

We recognized a $16.4 million net loss during 2020 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products. The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales, both of which resulted from changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $22.1 million net loss during 2020 on the contracts utilized to manage exposure to changes in prices for forecasted future sales. The net loss on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future sales, as opposed to sales that have already taken place but are subject to final pricing (as discussed in the preceding paragraph).  The net loss for 2020 is the result of increasing silver, gold, zinc and lead prices. During the third quarters of 2019 and 2018, we settled, prior to their maturity date, contracts in a gain position for cash proceeds to us of approximately $6.7 million and $32.8 million, respectively, with no such early settlements in 2020. These programs, when utilized and the contracts are not settled prior to their maturity, are designed to mitigate the impact of potential future declines in silver, gold, zinc and lead prices from the price levels established in the contracts (see average price information above). When those prices increase compared to the contract prices, we incur losses on the contracts.

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates between the USD and CAD and MXN, respectively. We have determined the functional currency for our Canadian and Mexican operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD and MXN to USD are recorded to earnings each period. For the year ended December 31, 2020, we recognized a net foreign exchange loss of $4.6 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at December 31, 2020 would have resulted in a change of approximately $10.6 million in our net foreign exchange gain or loss. A 10% change in the exchange rate between the USD and MXN from the rate at December 31, 2020 would have resulted in a change of approximately $0.1 million in our net foreign exchange gain or loss.

In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a similar program with respect to MXN, which was not in use as of December 31, 2020. The programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of December 31, 2020, we had 143 forward contracts outstanding to buy a total of CAD$293.8 million having a notional amount of US$223.0 million. The CAD contracts are related to cash operating costs at Casa Berardi forecasted to be incurred from 2021 through 2024 and have CAD-to-USD exchange rates ranging between 1.2702 and 1.3785. There were no outstanding contracts for MXN as of December 31, 2020. Our risk management policy allows for up to 75% of our planned cost exposure for five years into the future to be covered under such programs, and for potential additional programs to manage other foreign currency-related exposure areas. These instruments do, however, expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract exchange rate exceeds the spot exchange rate of a currency and (ii) exchange rate risk to the extent that the spot exchange rate exceeds the contract exchange rate for amounts of our operating costs covered under contract positions.

As of December 31, 2020 and 2019, we recorded the following balances for the fair value of the contracts (in millions):

	December 31,
Balance sheet line item:	2020	2019
Other current assets	$3.5	$0.6
Other non-current assets	4.2	0.6
Current derivatives liability	—	0.4
Other non-current assets	—	1.0

Net unrealized gains of approximately $7.6 million related to the effective portion of the hedges were included in accumulated other comprehensive loss as of December 31, 2020, and are net of related deferred taxes. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $3.1 million in net unrealized gains included in accumulated other comprehensive loss as of December 31, 2020 would be reclassified to current earnings in the next twelve months. Net realized losses of approximately $2.7 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs in 2020. No net unrealized gains or losses related to ineffectiveness of the hedges were included in gain (loss) on derivatives contracts on our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2020.

Interest Rates

We have a $250 million credit facility, and amounts drawn on the facility are subject to variable rates of interest based on a spread over the London Interbank Offered Rate or an alternative base rate. Interest rates fluctuate due to economic factors beyond our control. We had no amount drawn under the facility as of December 31, 2020. See Note 7 of Notes to Consolidated Financial Statements for more information on our credit facility.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included herein beginning on page F-1. Financial statement schedules are omitted as they are not applicable or the information required in the schedule is already included in the Consolidated Financial Statements.

The following table sets forth supplementary financial data (in thousands, except per share amounts) for each quarter for the years ended December 31, 2020 and 2019, derived from our unaudited quarterly financial statements, with the total amounts for each year derived from our audited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our Consolidated Financial Statements.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
2020
Sales of products	$188,890	$199,703	$166,355	$136,925	$691,873
Gross profit	$46,764	$53,488	$34,079	$11,372	$145,703
Net income (loss)	$795	$13,628	$(14,028)	$(17,185)	$(16,790)
Preferred stock dividends	$(138)	$(138)	$(138)	$(138)	$(552)
Income (loss) income applicable to common stockholders	$657	$13,490	$(14,166)	$(17,323)	$(17,342)
Basic income (loss) per common share	$—	$0.03	$(0.03)	$(0.03)	$(0.03)
Diluted income (loss) per common share	$—	$0.03	$(0.03)	$(0.03)	$(0.03)

2019
Sales of products	$224,945	$161,532	$134,172	$152,617	$673,266
Gross profit	$25,318	$14,880	$(20,243)	$3,444	$23,399
Net loss	$(7,976)	$(19,516)	$(46,532)	$(25,533)	$(99,557)
Preferred stock dividends	$(138)	$(138)	$(138)	$(138)	$(552)
Loss applicable to common stockholders	$(8,114)	$(19,654)	$(46,670)	$(25,671)	$(100,109)
Basic loss per common share	$(0.02)	$(0.04)	$(0.10)	$(0.05)	$(0.20)
Diluted loss per common share	$(0.02)	$(0.04)	$(0.10)	$(0.05)	$(0.20)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of the end of the reporting period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of December 31, 2020 in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2020, based on these criteria.

Our internal control over financial reporting as of December 31, 2020 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in the attestation report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hecla Mining Company

Coeur d’Alene, Idaho

Opinion on Internal Control over Financial Reporting

We have audited Hecla Mining Company’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 18, 2021 expressed an unqualified opinion thereon.

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

February 18, 2021

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

In accordance with our restated certificate of incorporation, our board of directors is divided into three classes. The terms of office of the directors in each class expire at different times. The directors are elected for three-year terms. The Effective Dates listed below for each director indicate their current term of office. All officers are elected for a term which ordinarily expires on the date of the meeting of the board of directors immediately following the annual meeting of stockholders. The positions and ages listed below for our current directors and officers are as of the scheduled date of our next annual meeting of stockholders in May 2021. There are no arrangements or understandings between any of the directors or officers and any other person(s) pursuant to which such directors or officers were elected.

	Age at May 19, 2021	Position and Committee Assignments	Effective Dates
Phillips S. Baker, Jr.	61	President and CEO, Director (1)	5/20 — 5/21 5/20 — 5/23
Lindsay A. Hall*	65	Senior Vice President and Chief Financial Officer	5/20 — 3/21
Lauren M. Roberts	55	Senior Vice President and Chief Operating Officer	5/20 — 5/21
David C. Sienko	52	Vice President and General Counsel	5/20 — 5/21
Robert D. Brown	52	Vice President – Corporate Development	5/20 — 5/21
Ted Crumley	76	Director and Chairman of the Board (1,4)	5/20 — 5/22
Catherine J. Boggs	66	Director (2,3,4)	5/18 — 5/21
George R. Johnson	72	Director (2,3,5)	5/20 — 5/23
George R. Nethercutt, Jr.	76	Director (3,4,5)	5/18 — 5/21
Stephen F. Ralbovsky	67	Director (2,3)	5/18 — 5/21
Terry V. Rogers	74	Director (1,4,5)	5/19 — 5/22
Charles B. Stanley	62	Director (2,5)	5/19 — 5/22

* Mr. Hall will be retiring from the Company on March 31, 2021.

(1)	Member of Executive Committee

(2)	Member of Audit Committee

(3)	Member of Corporate Governance and Directors Nominating Committee

(4)	Member of Compensation Committee

(5)	Member of Health, Safety, Environmental and Technical Committee

Phillips S. Baker, Jr., has been our Chief Executive Officer since May 2003 and has served as our President and as a member of the Board of Directors since November 2001. Mr. Baker has served as a director for QEP Resources, Inc. (a natural gas and oil exploration and production company) since May 2010. He has served as a Board member of the National Mining Hall of Fame and Museum (a federally-chartered non-profit national mining museum) since February 2012.

Lindsay A. Hall was appointed Senior Vice President and Chief Financial Officer in July 2016. Prior to his appointment, Mr. Hall was Chief Financial Officer of Goldcorp Inc. (a leading gold producer) from April 2006 to March 2016, and Executive Vice President from March 2006 to March 2016. Mr. Hall will retire from the Company on March 31, 2021.

Lauren M. Roberts was appointed Senior Vice President and Chief Operating Officer in August 2019. Prior that, Mr. Roberts was Chief Operating Officer for Kinross Gold Corporation from October 2016 to April 2019, Senior Vice President, Corporate Development from November 2015 to October 2016; and Regional Vice President, Americas from October 2013 to November 2015. He previously worked for Hecla in various roles from January 1989 to November 1996.

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

George R. Nethercutt, Jr. has served as a director since February 2005. Mr. Nethercutt has served as Chairman of The George Nethercutt Foundation (a non-profit student leadership and civics education charity) since 2005, and served as Of Counsel to Lee & Hayes PLLC (a law firm) from September 2010 to June 2018. He has been a board member of Washington Policy Center (a public policy organization providing analysis on issues relating to the free market and government regulation) since January 2005; and a member of the Board of Chancellors, Juvenile Diabetes Research Foundation International (a charity and advocate of juvenile diabetes research worldwide) since June 2011. He was a board member of ARCADIS Corporation (an international company providing consultancy, engineering and management services) from May 2005 to April 2017.

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

Charles B. Stanley has served as a director since May 2007.  Mr. Stanley is Managing Member of Cutthroat Energy, LLC (a private oil and gas producer). Prior to that, Mr. Stanley was Chief Executive Officer, President and Director of QEP Resources, Inc. (a natural gas and oil exploration and production company) from May 2010 until his retirement in January 2019, and Chairman of QEP's Board of Directors from May 2012 until his retirement in January 2019. He also served as Chairman, Chief Executive Officer, President and Director of QEP Midstream Partners, LP (a master limited partnership that owns, operates, acquires and develops midstream energy assets) from May 2013 to December 2014.

Terry V. Rogers has served as a director since May 2007.  Mr. Rogers was the Senior Vice President and Chief Operating Officer of Cameco Corporation (a uranium producer) from February 2003 until his retirement in June 2007.  He also served as a Director for Centerra Gold Inc. (a Canadian gold mining company) and its predecessor company, Cameco Gold, from February 2003 to May 2018.

Information with respect to our directors is set forth under the caption “Proposal 1 - Election of Directors” in our proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 19, 2021 (the Proxy Statement), which information is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements

		See Index to Financial Statements on Page F-1

(a)	(1)	Financial Statement Schedules

		Not applicable

(a)	(1)	Exhibits

Hecla Mining Company and Wholly-Owned Subsidiaries

Form 10-K - December 31, 2019

Index to Exhibits

3.1	Restated Certificate of Incorporation of the Registrant. Filed as exhibit 3.1 to Registrant’s Form 10-Q for the period ended March 31, 2018 (File No. 1-8491), and incorporated herein by reference.

3.2	Bylaws of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on December 13, 2019 (File No. 1-8491), and incorporated herein by reference.

4.1

Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Included as Annex II to Restated Certificate of Incorporation of Registrant filed as exhibit 3.1 to Registrant’s Form 10-Q for the period ended March 31, 2018 (File No. 1-8491), and incorporated herein by reference.

4.2

Indenture dated as of February 19, 2020, by and among Hecla Mining Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Filed as exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on February 19, 2020 (File No. 1-8491) and incorporated herein by reference.

4.3

First Supplemental Indenture, dated as of February 19, 2020, by and among Hecla Mining Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. Filed as exhibit 4.2 to Registrant’s Form 8-K filed on February 19, 2020 (File No. 1-8491) and incorporated herein by reference.

4.4

Registration Rights Agreement dated as of April 9, 2020, among Hecla Mining Company, as Issuer, and the Hecla Mining Company Retirement Plan Trust, which is the funding vehicle for the Hecla Mining Company Retirement Plan, a tax-qualified employee benefit pension plan sponsored by Hecla Mining Company, and the Lucky Friday Pension Plan Trust, which is the funding vehicle for the Lucky Friday Pension Plan. Filed as exhibit 4.1 to Registrant’s registration statement on Form S-3ASR filed on April 10, 2020 (Registration No. 333-237631) and incorporated herein by reference.

4.5

Registration Rights Agreement dated as of August 18, 2020, among Hecla Mining Company, as Issuer, and the Hecla Mining Company Retirement Plan Trust, which is the funding vehicle for the Hecla Mining Company Retirement Plan, a tax-qualified employee benefit pension plan sponsored by Hecla Mining Company, and the Lucky Friday Pension Plan Trust, which is the funding vehicle for the Lucky Friday Pension Plan. Filed as exhibit 4.1 to Registrant’s registration statement on Form S-3ASR filed on September 23, 2020 (Registration No. 333-248973) and incorporated herein by reference.

4.6

Registration Rights Agreement dated as of November 19, 2020, among Hecla Mining Company, as Issuer, and the Hecla Mining Company Retirement Plan Trust, which is the funding vehicle for the Hecla Mining Company Retirement Plan, a tax-qualified employee benefit pension plan sponsored by Hecla Mining Company, and the Lucky Friday Pension Plan Trust, which is the funding vehicle for the Lucky Friday Pension Plan. *

4.7	Form of 7.250% Senior Note due 2028. Filed as exhibit 4.2 to Registrant’s Form 8-K filed on February 19, 2020 (File No. 1-8491) and incorporated herein by reference.

4.8	Description of Securities.*

10.1

Fourth Amendment to Fifth Amended and Restated Credit Agreement dated as of February 7, 2020, by and among Hecla Mining Company, certain subsidiaries of Hecla Mining Company, the Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.1 to Registrant’s Form 10-Q for the period ended March 31, 2020 (File No. 1-8491), and incorporated herein by reference.

10.2

Supplement to Security Agreement dated October 7, 2020, by and among Hecla Mining Company, the Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on October 8, 2020 (File No. 1-8491) and incorporated herein by reference.

10.3

Note Purchase Agreement, dated July 9, 2020, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and Investissement Quebec. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 10, 2020 (File No. 1-8491), and incorporated herein by reference.

10.4

Form of Change of Control Agreement entered into on March 5, 2015, between Registrant and each of Phillips S. Baker, Jr., and David C. Sienko, on February 19, 2016 with Robert D. Brown, on July 18, 2016 with Lindsay A. Hall, on August 5, 2019 with Lauren M. Roberts, and on March 1, 2020 with Michael L. Clary. Filed as exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2015 (File No. 1-8491), and incorporated herein by reference. (1)

10.5

Form of Indemnification Agreement dated November 8, 2006, between Registrant and Phillips S. Baker, Jr., Ted Crumley and George R. Nethercutt, Jr. Identical Indemnification Agreements were entered into between the Registrant and Charles B. Stanley and Terry V. Rogers on May 4, 2007, David C. Sienko on January 29, 2010, Robert D. Brown on January 4, 2016, Stephen F. Ralbovsky and George R. Johnson on March 1, 2016, Lindsay A. Hall on July 18, 2016, Catherine J. Boggs on January 1, 2017, Lauren M. Roberts on August 5, 2019, and Michael L. Clary on March 1, 2020. Filed as exhibit 10.7 to Registrant’s Form 10-Q for the period ended September 30, 2006 (File No. 1-8491) and incorporated herein by reference. (1)

10.6

Hecla Mining Company Key Employee Deferred Compensation Plan. Filed as exhibit 10.4 to Registrant’s Form 10-K for the year ended December 31, 2017 (File No. 1-8491) and incorporated herein by reference. (1)

10.7

Hecla Mining Company 2010 Stock Incentive Plan (Amended and Restated as of May 23, 2019). Filed as Appendix A to Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 9, 2019 (File No. 1-8491) and incorporated herein by reference. (1)

10.8	Hecla Mining Company Short-Term Incentive Plan. Filed as exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2019 (File No. 1-8491) and incorporated herein by reference. (1)

10.9

Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan (as Amended and Restated Effective January 1, 2017). Filed as exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended March 31, 2017 (File No. 8491) and incorporated herein by reference. (1)

10.10

Hecla Mining Company Retirement Plan for Employees and Supplemental Retirement and Death Benefit Plan. Filed as exhibit 10.17(a) to Registrant’s Form 10-K for the year ended December 31, 2008 (File No. 1-8491) and incorporated herein by reference. (1)

10.11

Supplemental Excess Retirement Master Plan Document. Filed as exhibit 10.5(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference. (1)

10.12

Hecla Mining Company Nonqualified Plans Master Trust Agreement. Filed as exhibit 10.5(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference. (1)

10.13

Hecla Mining Company Stock Plan for Nonemployee Directors, as amended. Filed as exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2017 (File No. 1-8491) and incorporated herein by reference. (1)

21	List of subsidiaries of Registrant. *

23.1	Consent of BDO USA, LLP. *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act. *

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. **

101.SCH	Inline XBRL Taxonomy Extension Schema. **

101.CAL	Inline XBRL Taxonomy Extension Calculation. **

101.DEF	Inline XBRL Taxonomy Extension Definition. **

101.LAB	Inline XBRL Taxonomy Extension Labels. **

101.PRE	Inline XBRL Taxonomy Extension Presentation. **

104	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________________________________

(1)	Indicates a management contract or compensatory plan or arrangement.

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

HECLA MINING COMPANY

By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President, Chief Executive Officer and Director

Date:	February 18, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Phillips S. Baker, Jr.	February 18, 2021	/s/ Ted Crumley	February 18, 2021
Phillips S. Baker, Jr. President, Chief Executive Officer and Director (principal executive officer)	Date	Ted Crumley Director	Date

/s/ Lindsay A. Hall	February 18, 2021	/s/ Charles B. Stanley	February 18, 2021
Lindsay A. Hall Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	Date	Charles B. Stanley Director	Date

/s/ Stephen F. Ralbovsky	February 18, 2021	/s/ George R. Nethercutt, Jr.	February 18, 2021
Stephen F. Ralbovsky Director	Date	George R. Nethercutt, Jr. Director	Date

/s/ Terry V. Rogers	February 18, 2021	/s/ Catherine J. Boggs	February 18, 2021
Terry V. Rogers Director	Date	Catherine J. Boggs Director	Date

/s/ George R. Johnson	February 18, 2021
George R. Johnson Director	Date

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hecla Mining Company

Coeur d’Alene, Idaho

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hecla Mining Company and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 18, 2021 expressed an unqualified opinion thereon.

Change in Accounting Method Related to Leases

As discussed in Note 2(K), to the consolidated financial statements, effective January 1, 2019 the Company has changed its method of accounting for recognition of financing and operating leases and related disclosures due to the adoption of Accounting Standards Codification 842.

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

Accounting for Income Taxes

As described in Notes 2 and 6 to the consolidated financial statements, the Company recorded a deferred tax asset of $233.0 million, which is presented net of a valuation allowance of $77.2 million, and a net deferred tax liability of $129.6 million as of December 31, 2020. The valuation allowance is primarily related to net operating losses. As of December 31, 2020, a $72.5 million valuation allowance remains in U.S. jurisdictions, $2.6 million in Hecla Canada Ltd. and $2.1 million in Minera Hecla S.A. de C.V.

We identified certain aspects of accounting for income taxes as a critical audit matter.  Specifically, the Company’s tax provision process includes complexity related to material foreign and domestic tax provisions. Complex tax regulations relating to multiple jurisdictions, including evaluation of gross deferred tax assets and liabilities involve significant management judgments. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the need for specialized knowledge and skill in assessing these elements.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of certain internal controls related to the Company’s tax provision process. Specifically, testing the controls over the completeness and accuracy of identifying changes in domestic and foreign tax law and accurate interpretation and inclusion in the tax provision calculation and applicable disclosures.

•

Evaluating the appropriateness and accuracy of the gross deferred tax assets and deferred tax liabilities by assessing significant changes by nature of the tax item and testing the schedule of reversing gross deferred tax assets as compared to deferred tax liabilities by jurisdiction.

•

Utilizing personnel with specialized knowledge and skill in domestic and international tax to assist in analyzing management’s assessment of domestic and foreign tax laws and the application to the Company’s tax provisions.

Proven and Probable Ore Reserves

As discussed in Note 2 to the consolidated financial statements, the Company records ore reserve values which are estimated by internal specialists based on the amount of metals that could be economically and legally extracted or produced at the time of the reserve determination. Management’s calculations of proven and probable ore reserves are based on financial, engineering and geological estimates, including future metals prices and operating costs, and an assessment of the ability to obtain permits required to mine and process the ore. Reserve estimates will change as existing reserves are depleted through production, as additional reserves are proven and added to the estimates and as market prices of metals, production or capital costs, smelter terms, the grade or tonnage of the deposit, throughput, dilution of the ore or recovery rates change.

We identified the assessment of the reasonableness of the conversion of mineralized material to proven and probable reserves as a critical audit matter. Reserves are the basis to calculate material financial statements areas including depletion, depreciation and amortization, deferred tax assets, and the carrying value of the long-lived assets. The reserve estimates are based on several significant assumptions that are developed internally by management’s specialists, including the amount of metals to be extracted, future operating costs, and estimated future capital expenditures. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•	Testing the design and operating effectiveness of certain controls over the inputs into management’s estimates of mineralized material, including drilling, sampling and assaying methods.

•

Evaluating the reasonableness of the reserves estimates by reviewing management’s assessment of current year drilling, sampling and assaying activity, which drive the conversion estimate of the mineralized material to proven and probable reserves. This evaluation involved inquiry of the Company’s geologists and corroborating their responses by performing a retrospective review of previous production estimates and evaluating against evidence obtained in other areas of the audit, including reviewing current year expenditures.

•	Assessing the reasonableness of management’s determination of future operating costs and estimated future capital expenditures through comparison to current and past performance by mine site.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2001.

Spokane, Washington

February 18, 2021

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Sales of products	$691,873	$673,266	$567,137
Cost of sales and other direct production costs	389,040	450,349	353,994
Depreciation, depletion and amortization	157,130	199,518	134,044
Total cost of sales	546,170	649,867	488,038
Gross profit	145,703	23,399	79,099
Other operating expenses:
General and administrative	35,561	35,832	36,542
Exploration	15,853	15,919	35,695
Pre-development	2,442	3,150	4,887
Research and development	—	535	5,441
Provision for closed operations and environmental matters	3,929	4,690	6,119
Other operating expense	8,864	3,043	1,596
Loss (gain) on disposition of properties, plants, equipment and mineral interests	572	4,643	(2,793)
Ramp-up and suspension costs	24,911	12,051	20,693
Foundation grant	1,970	—	—
Acquisition costs	20	645	10,045
Total other operating expense	94,122	80,508	118,225
Income (loss) from operations	51,581	(57,109)	(39,126)
Other income (expense):
(Loss) gain on derivative contracts	(22,074)	(3,971)	40,253
Gain (loss) on disposition of investments	—	923	(34)
Unrealized gain (loss) on investments	10,268	(2,389)	(2,816)
Net foreign exchange (loss) gain	(4,605)	(8,236)	10,310
Other net expense	(2,256)	(4,429)	(907)
Interest expense, net	(49,569)	(48,447)	(40,944)
Total other (expense) income:	(68,236)	(66,549)	5,862
Loss before income taxes	(16,655)	(123,658)	(33,264)
Income tax (provision) benefit	(135)	24,101	6,701
Net loss	(16,790)	(99,557)	(26,563)
Preferred stock dividends	(552)	(552)	(552)
Loss applicable to common stockholders	$(17,342)	$(100,109)	$(27,115)

Comprehensive loss:
Net loss	$(16,790)	$(99,557)	$(26,563)
Other comprehensive loss, net of tax:
Unrealized loss and amortization of prior service on pension plans	(3,559)	(3,277)	(1,550)
Unrealized gain (loss) on derivative contracts designated as hedge transactions	7,980	8,436	(13,814)
Unrealized holding (losses) gains on investments	—	—	(2,443)
Total change in accumulated other comprehensive loss, net	$4,421	$5,159	$(17,807)
Comprehensive loss	$(12,369)	$(94,398)	$(44,370)
Basic loss per common share after preferred dividends	$(0.03)	$(0.20)	$(0.06)
Diluted loss per common share after preferred dividends	$(0.03)	$(0.20)	$(0.06)
Weighted average number of common shares outstanding – basic	527,329	490,449	433,419
Weighted average number of common shares outstanding – diluted	527,329	490,449	433,419

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net loss	$(16,790)	$(99,557)	$(26,563)
Non-cash elements included in net loss:
Depreciation, depletion and amortization	164,026	204,475	140,905
(Gain) loss on disposition of investments	—	(923)	34
Unrealized (gain) loss on investments	(10,268)	2,389	2,816
Adjustment of inventory to market value	—	1,399	8,191
Fee on prepayment of debt with shares of common stock	—	2,855	—
Loss (gain) on disposition of properties, plants, equipment and mineral interests	572	4,643	(2,793)
Provision for reclamation and closure costs	6,189	6,914	6,090
Deferred income taxes	(5,505)	(33,387)	(9,699)
Stock compensation	6,458	5,668	6,278
Amortization of loan origination fees	3,666	2,637	2,077
Loss (gain) on derivative contracts	5,578	5,613	(15,366)
Foreign exchange loss (gain)	2,680	8,025	(7,104)
Foundation grant	1,970	—	—
Other non-cash items	(176)	42	(66)
Change in assets and liabilities, net of business acquired:
Accounts receivable	(1,080)	(10,939)	9,843
Inventories	(13,208)	16,146	(27,512)
Other current and non-current assets	2,381	15,618	(1,726)
Accounts payable and accrued liabilities	19,379	(24,355)	17,795
Accrued payroll and related benefits	14,445	9,226	(2,425)
Accrued taxes	3,561	(3,155)	645
Accrued reclamation and closure costs and other non-current liabilities	(3,085)	7,532	(7,199)
Net cash provided by operating activities	180,793	120,866	94,221
Investing activities:
Additions to properties, plants, equipment and mineral interests	(91,016)	(121,421)	(136,933)
Proceeds from sale of investments	—	1,760	—
Proceeds from disposition of properties, plants and equipment	331	183	2,411
Insurance proceeds received for damaged property	—	—	4,377
Purchases of investments	(2,216)	(389)	(31,971)
Maturities of investments	—	—	64,895
Purchase of other companies, net of cash and restricted cash acquired	—	—	(139,326)
Net cash used in investing activities	(92,901)	(119,867)	(236,547)
Financing activities:
Proceeds from issuance of common stock, net of offering costs	—	49,019	6,744
Dividends paid to common stockholders	(8,600)	(4,914)	(4,393)
Dividend paid to preferred stockholders	(552)	(552)	(552)
Debt issuance and credit facility fees paid	(1,356)	(976)	(2,638)
Acquisition of treasury shares from employee equity awards	(2,745)	(2,231)	(2,694)
Borrowings on debt	716,327	279,500	102,024
Repayments of debt	(716,500)	(279,500)	(106,036)
Repayments of finance leases	(5,953)	(7,157)	(7,339)
Net cash (used in) provided by financing activities	(19,379)	33,189	(14,884)
Effect of exchange rates on cash	(1,107)	875	(1,515)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	67,406	35,063	(158,725)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	63,477	28,414	187,139
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$130,883	$63,477	$28,414
Supplemental disclosure of cash flow information:
Cash received (paid) during year for:
Interest	$(34,853)	$(42,972)	$(38,400)
Income taxes	$7,913	$(3,385)	$115
Significant non-cash investing and financing activities:
Common stock and warrants issued for acquisition of other companies	$—	$(325)	$252,544
Addition of finance lease obligations	$9,113	$6,506	$7,008
Recognition of operating lease liabilities and right-of-use assets	$—	$22,365	$—
Common stock contributed to pension plans	$16,032	$3,600	$7,595
Common stock issued for 401(k) match	$4,624	$3,862	$3,705
Payment of accrued compensation in restricted stock units	$5,096	$8,274	$4,863
Common stock issued for prepayment of debt	$—	$33,457	$—
Marketable equity securities received for sale of mineral interest	$—	$2,257	$—

See Notes 3, 5, 10 and 16 for additional non-cash investing and financing activities.

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$129,830	$62,452
Accounts receivable:
Trade	27,864	11,952
Taxes	1,584	20,048
Other, net	9,745	6,421
Inventories:
Concentrates, doré, stockpiled ore, and metals in transit and in-process	57,936	30,364
Materials and supplies	38,608	35,849
Other current assets	19,114	12,038
Total current assets	284,681	179,124
Investments	15,148	6,207
Restricted cash and investments	1,053	1,025
Properties, plants, equipment and mineral interests, net	2,345,219	2,423,698
Operating lease right-of-use assets	10,628	16,381
Deferred income taxes	2,912	3,537
Other non-current assets	8,083	7,336
Total assets	$2,667,724	$2,637,308
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$68,516	$57,716
Accrued payroll and related benefits	31,807	26,916
Accrued taxes	8,349	4,776
Finance leases	6,491	5,429
Operating leases	3,008	5,580
Accrued reclamation and closure costs	5,582	4,581
Accrued interest	14,157	5,804
Current derivative liabilities	11,737	6,170
Other current liabilities	138	2
Total current liabilities	149,785	116,974
Finance leases	9,274	7,214
Operating leases	7,634	10,818
Accrued reclamation and closure costs	110,466	103,793
Long-term debt	507,242	504,729
Deferred tax liability	132,475	138,282
Pension liability	44,144	56,219
Other non-current liabilities	4,364	6,856
Total liabilities	965,384	944,885
Commitments and contingencies (Notes 3, 4, 5, 7, 8, 9, and 11)
STOCKHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, authorized 750,000,000 shares; issued 2020 — 538,487,415 shares and 2019 — 529,182,994 shares	134,629	132,292
Capital surplus	2,003,576	1,973,700
Accumulated deficit	(379,519)	(353,331)
Accumulated other comprehensive loss, net	(32,889)	(37,310)
Less treasury stock, at cost; 2020 — 6,821,044 and 2019 — 6,287,271 shares issued and held in treasury	(23,496)	(22,967)
Total stockholders’ equity	1,702,340	1,692,423
Total liabilities and stockholders’ equity	$2,667,724	$2,637,308

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2020, 2019 and 2018

(Dollars in thousands)

	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2018	$39	$100,926	$1,619,816	$(218,089)	$(23,373)	$(18,042)	$1,461,277
Net loss	—	—	—	(26,563)	—	—	(26,563)
Change in accounting for marketable equity securities	—	—	—	1,289	(1,289)	—	—
Stock issued to directors (162,000 shares)	—	40	553	—	—	—	593
Common stock issued for cash, net of offering costs (2,565,000 shares)	—	641	6,105	—	—	—	6,746
Series B Preferred Stock dividends declared	—	—	—	(552)	—	—	(552)
Stock issued for 401(k) match (1,068,000 shares)	—	267	3,438	—	—	—	3,705
Restricted stock units granted	—	—	5,649	—	—	—	5,649
Common stock and warrants issued for purchase of another company (75,276,000 shares)	—	18,819	233,725	—	—	—	252,544
Common stock dividends declared ($0.01 per common share)	—	—	—	(4,393)	—	—	(4,393)
Common stock issued for employee incentive compensation (1,237,000 shares)	—	309	4,554	—	—	(1,308)	3,555
Common stock issued to pension plans (2,736,000 shares)	—	684	6,911	—	—	—	7,595
Restricted stock unit distributions (1,079,000 shares)	—	270	(270)	—	—	(1,386)	(1,386)
Other comprehensive loss	—	—	—	—	(17,807)	—	(17,807)
Balances, December 31, 2018	39	121,956	1,880,481	(248,308)	(42,469)	(20,736)	1,690,963
Net loss	—	—	—	(99,557)	—	—	(99,557)
Stock issued to directors (253,000 shares)	—	63	392	—	—	—	455
Common stock issued for cash, net of offering costs (21,410,000 shares)	—	5,353	43,666	—	—	—	49,019
Series B Preferred Stock dividends declared	—	—	—	(552)	—	—	(552)
Stock issued for 401(k) match (1,882,000 shares)	—	470	3,392	—	—	—	3,862
Restricted stock units granted	—	—	5,213	—	—	—	5,213
Restricted stock unit distributions (1,164,000 shares)	—	291	(291)	—	—	(636)	(636)
Adjustment to fair value of warrants issued for purchase of another company	—	—	(325)	—	—	—	(325)
Common stock dividends declared ($0.01 per common share)	—	—	—	(4,914)	—	—	(4,914)
Common stock issued for employee incentive compensation (3,597,000 shares)	—	899	7,375	—	—	(1,595)	6,679
Common stock issued for prepayment of debt (10,655,000 shares)	—	2,664	30,793	—	—	—	33,457
Common stock issued to pension plans (2,384,000 shares)	—	596	3,004	—	—	—	3,600
Other comprehensive income	—	—	—	—	5,159	—	5,159
Balances, December 31, 2019	39	132,292	1,973,700	(353,331)	(37,310)	(22,967)	1,692,423
Net loss	—	—	—	(16,790)	—	—	(16,790)
Stock issued to directors (391,000 shares)	—	97	1,389	—	—	—	1,486
Series B Preferred Stock dividends declared	—	—	—	(552)	—	—	(552)
Stock issued for 401(k) match (1,584,000 shares)	—	397	4,227	—	—	—	4,624
Restricted stock units granted	—	—	4,975	—	—	—	4,975
Restricted stock unit distributions (1,702,000 shares)	—	426	(426)	—	—	(1,479)	(1,479)
Common stock dividends declared ($0.01 per common share)	—	—	—	(8,600)	—	—	(8,600)
Common stock issued for employee incentive compensation (2,800,000 shares)	—	700	4,396	—	—	(1,266)	3,830
Treasury shares issued to charitable foundation (650,000 shares)	—	—	—	(246)	—	2,216	1,970
Common stock issued to pension plans (2,869,000 shares)	—	717	15,315	—	—	—	16,032
Other comprehensive income	—	—	—	—	4,421	—	4,421
Balances, December 31, 2020	$39	$134,629	$2,003,576	$(379,519)	$(32,889)	$(23,496)	$1,702,340

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: The Company

Hecla Mining Company, and its affiliates and subsidiaries (collectively, “Hecla”, “we”, “us” or “the Company”), is primarily a precious metals mining company with five operations located in the United States, Canada and Mexico and several exploration projects in North America. Hecla Mining Company is a Delaware corporation. Our current holding company structure dates from the incorporation of Hecla Mining Company in 2006 and the renaming of our subsidiary (previously Hecla Mining Company) as Hecla Limited. Hecla Limited was incorporated on October 14, 1891 as an Idaho Corporation in northern Idaho’s Silver Valley. We believe we are the oldest operating precious metals mining company in the United States and the largest silver producer in the United States. Our corporate offices are in Coeur d’Alene, Idaho and Vancouver, British Columbia. The cash flow and profitability of the Company’s operations are significantly affected by the market price of silver, gold, lead and zinc. The prices of silver, gold, lead and zinc are affected by numerous factors beyond our control.

References to “CAD” and “MXN” refer to the Canadian Dollar and Mexican Peso, respectively.

Note 2: Summary of Significant Accounting Policies

A. Principles of Consolidation, Basis of Presentation and Other Information — Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and include our accounts and our wholly-owned subsidiaries’ accounts. All significant inter-company balances and transactions have been eliminated in consolidation.

The 2019 novel strain of coronavirus ("COVID-19") was characterized as a global pandemic by the World Health Organization on March 11, 2020, and COVID-19 resulted in travel restrictions and business slowdowns or shutdowns in affected areas. In late March 2020, the Government of Quebec ordered the mining industry to reduce to minimum operations as part of the fight against COVID-19, causing us to suspend our Casa Berardi operations from March 24 until April 15, when mining operations resumed. In early April, the Government of Mexico issued a similar order causing us to suspend our San Sebastian operations until May 30. In addition, restrictions imposed by the State of Alaska in late March caused us to revise the normal operating procedures for staffing operations at Greens Creek. These suspension orders impacted us in the first half of 2020 by curtailing our expected production of gold at Casa Berardi by approximately 11,700 ounces in 2020, which resulted in a reduction in related revenue. We continued to incur costs at Casa Berardi and San Sebastian while operations were suspended. At Casa Berardi and San Sebastian, suspension costs in 2020 totaled $1.6 million and $1.8 million, respectively. In addition, we incurred costs of approximately $2.3 million in 2020 related to quarantining employees at Greens Creek, which started in late March 2020. At Lucky Friday and Nevada Operations, COVID-19 procedures have been implemented without a significant impact on production or operating costs. It is possible that future restrictions at any of our operations could have an adverse impact on operations or financial results beyond 2020.

We took precautionary measures to mitigate the impact of COVID-19, including implementing operational plans and practices and increasing our cash reserves through a temporary draw-down of our revolving credit facility, which was fully repaid (see Note 7 for more information). As long as they are required, the operational practices implemented could have an adverse impact on our operating results due to deferred production and revenues or additional costs. We continue to monitor the rapidly evolving situation and guidance from federal, state, local and foreign governments and public health authorities and may take additional actions based on their recommendations. The extent of the impact of COVID-19 and any subsequent variants on our business and financial results will also depend on future developments, including the duration and spread of the outbreak and the success of the current vaccination programs being rolled out within the markets in which we operate and the related impact on prices, demand, creditworthiness and other market conditions and governmental reactions, all of which are highly uncertain.

B.  Assumptions and Use of Estimates — Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. We consider our most critical accounting estimates to be future metals prices; obligations for environmental, reclamation and closure matters; mineral reserves; and valuation of business combinations. Other significant areas requiring the use of management assumptions and estimates relate to reserves for contingencies and litigation; asset impairments, including long-lived assets and investments; valuation of deferred tax assets; and post-employment, post-retirement and other employee benefit assets and liabilities. We have based our estimates on historical experience and various other assumptions that we believe to be reasonable. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions.

C.  Cash and Cash Equivalents — Cash and cash equivalents consist of all cash balances and highly liquid investments with a remaining maturity of three months or less when purchased and are carried at fair value. Cash and cash equivalents are invested in money market funds, certificates of deposit, U.S. government and federal agency securities, municipal securities and corporate bonds.

D. Investments — We determine the appropriate classification of our investments at the time of purchase and re-evaluate such determinations at each reporting date. Current investments include certificates of deposit and held to maturity or available for sale debt securities, based on our intent and ability to hold the securities to maturity. Marketable equity securities are carried at fair value.  Held to maturity securities are carried at amortized cost. Marketable securities determined to be an asset held-for-sale are included in other current assets.  Marketable debt securities held by us are categorized as available for sale and carried at fair value.

Gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included in a separate line item on our consolidated statements of operations and comprehensive income.

E.  Inventories — Major types of inventories include materials and supplies and metals product inventory, which is determined by the stage at which the ore is in the production process (stockpiled ore, in-process and finished goods). Product inventories are stated at the lower of full cost of production or estimated net realizable value based on current metals prices. Materials and supplies inventories are stated at cost.

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

In-process inventory represents material that is currently in the process of being converted to a saleable product. Conversion processes vary depending on the nature of the ore and the specific processing facility, but include mill in-circuit, flotation, and carbon-in-leach. In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective processing plants. In-process inventory is valued at the lower of the average cost of the material fed into the process attributable to the source material coming from the mine and stockpile plus the in-process conversion costs, including applicable amortization relating to the process facilities incurred to that point in the process, or net realizable value.

Finished goods inventory includes doré and concentrates at our operations, doré in transit to refiners or at refiners waiting to be processed, and bullion in our accounts at refineries.

F. Restricted Cash — Restricted cash and investments primarily represent investments in money market funds, certificates of deposit, and bonds of U.S. government agencies and are restricted primarily for reclamation funding or surety bonds. Restricted cash balances are carried at fair value. Non-current restricted cash and investments is reported in a separate line on the consolidated balance sheets and totaled $1.1 million at December 31, 2020 and $1.0 million at December 31, 2019.

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

Drilling and related costs of approximately $4.4 million, $14.4 million, and $11.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, met our criteria for capitalization listed above at our properties that are in the production stage.

When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in current period net income (loss).  Idle facilities placed on standby are carried at the lower of net carrying value or estimated fair value.  The net carrying values of idle facilities on standby are written down to salvage value upon reaching the end of their economic life.  Therefore, with the exception of depreciation recorded on mobile equipment used in ongoing exploration and reclamation efforts at such properties, we do not record depreciation on idle facilities when they are not in operation.

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

H. Depreciation, Depletion and Amortization — Capitalized costs are depreciated or depleted using the straight-line method or unit-of-production method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 3 to 17 years, but do not exceed the useful life of the individual asset. Determination of expected useful lives for amortization calculations are made on a property-by-property or asset-by-asset basis at least annually. Our estimates for reserves, mineralized material, and other resources are a key component in determining our units of production depreciation rates, with net book value of many assets depreciated over remaining estimated reserves. Reserves are estimates made by our professional technical personnel of the amount of metals that they believe could be economically and legally extracted or produced at the time of the reserve determination (discussed in J. Proven and Probable Ore Reserves below). Our estimates of proven and probable ore reserves, mineralized material, and other resources may change, possibly in the near term, resulting in changes to depreciation, depletion and amortization rates in future reporting periods.

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

Although management has made what it believes to be a reasonable estimate of factors based on current conditions and information, assumptions underlying future cash flows, which includes the estimated value of mineral interests, are subject to significant risks and uncertainties. Estimates of undiscounted future cash flows are dependent upon, among other factors, estimates of: (i) metals to be recovered from proven and probable ore reserves and identified mineralization and other resources beyond proven and probable reserves, (ii) future production and capital costs, (iii) estimated metals prices (considering current and historical prices, forward pricing curves and related factors) over the estimated remaining mine life and (iv) market values of mineral interests. It is possible that changes could occur in the near term that could adversely affect our estimate of future cash flows to be generated from our operating properties. If estimated undiscounted cash flows are less than the carrying value of a property, an impairment loss is recognized for the difference between the carrying value and fair value of the property.

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

K. Leases — Contractual arrangements are assessed at inception to determine if they represent or contain a lease. Right-of-use ("ROU") assets related to operating leases are separately reported in the Consolidated Balance Sheets. ROU assets related to finance leases are included in Properties, plants, equipment and mineral interests, net. Separate current and non-current liabilities for operating and finance leases are reported on the Consolidated Balance Sheets.

Operating and finance lease ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. Leases acquired in a business combination are also measured based on the present value of the remaining leases payments, as if the acquired lease were a new lease at the acquisition date. When the rate implicit to the lease cannot be readily determined, we utilize our incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is derived from information available at the lease commencement date and represents the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The ROU asset includes any lease payments made and lease incentives received prior to the commencement date. Operating lease ROU assets also include any cumulative prepaid or accrued rent when the lease payments are uneven throughout the lease term. The ROU assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

We adopted the guidance under ASU No. 2016-02 Leases (Topic 842) effective January 1, 2019, and recognized a liability and right-of-use asset of $22.4 million as of that date for our identified operating leases. We elected the transition option to apply the new guidance as of that effective date without adjusting comparative periods presented. In the adoption of ASU No. 2016-02, we elected to not assess leases with terms less than twelve months in length. We also elected practical expedients which permitted us to forgo reassessing the following upon adoption: (i) whether any expired or existing contracts are or contain leases, (ii) the classification of leases as operating or capital under the previous accounting guidance, and (iii) treatment of initial indirect costs for any existing leases. In addition, we elected to not reassess whether land easements represent leases, as we did not treat them as leases under the previous guidance.

L. Pension Plans and Other Post-retirement Benefits — Accounting principles regarding employers’ accounting for defined benefit pension and other post-retirement plans, among other things, require us to:

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

M. Income and Production Taxes — We provide for federal, state and foreign income taxes currently payable, as well as those deferred, due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Federal, state and foreign tax benefits are recorded as a reduction of income taxes, when applicable. We record deferred tax liabilities and assets for expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

O. Revenue Recognition and Trade Accounts Receivable — Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues and accounts receivable upon completion of the performance obligations and transfer of control of the product to the customer. For sales of metals from refined doré, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of control of the agreed-upon metal quantities to the customer by the refiner. For sales of unrefined doré and carbon material, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of title and control of the doré or carbon containing the agreed-upon metal quantities to the customer. For concentrate sales, the performance obligation is met, the transaction price can be reasonably estimated, and revenue is recognized generally at the time of shipment at estimated forward prices for the anticipated month of settlement. Due to the time elapsed from shipment to the customer and the final settlement with the customer, we must estimate the prices at which sales of our concentrates will be settled. Previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement by the customer. As discussed in P. Risk Management Contracts below, we seek to mitigate this exposure by using financially-settled forward contracts for some of the metals contained in our concentrate shipments.

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

See Note 12 for more information on our sales of products.

P. Foreign Currency — The functional currency for our operations located in the U.S., Mexico and Canada was the U.S. dollar ("USD") for all periods presented. Accordingly, for the Casa Berardi unit in Canada and the San Sebastian unit in Mexico, we have translated our monetary assets and liabilities at the period-end exchange rate, and non-monetary assets and liabilities at historical rates, with income and expenses translated at the average exchange rate for the current period. All translation gains and losses have been included in the current period net income (loss). Expenses incurred at our foreign operations and denominated in CAD and MXN expose us to exchange rate fluctuations between those currencies and the USD. As discussed in P. Risk Management Contracts below, we seek to mitigate this exposure by using financially-settled forward contracts to sell CAD and MXN.

We recognized total net foreign exchange losses of $4.6 million and $8.2 million, and a net gain of $10.3 million, for the years ended December 31, 2020, 2019 and 2018, respectively.

Q. Risk Management Contracts — We use derivative financial instruments as part of an overall risk-management strategy as a means of managing exposure to changes in metals prices and exchange rate fluctuations between the USD and CAD and MXN. We do not hold or issue derivative financial instruments for speculative trading purposes. We measure derivative contracts as assets or liabilities based on their fair value. Amounts recognized for the fair value of derivative asset and liability positions with the same counterparty and which would be settled on a net basis are offset against each other on our consolidated balance sheets. Gains or losses resulting from changes in the fair value of derivatives in each period are recorded either in current earnings or other comprehensive income (“OCI”), depending on the use of the derivative, whether it qualifies for hedge accounting and whether that hedge is effective. Amounts deferred in OCI are reclassified to sales of products (for metals price-related contracts) or cost of sales (for foreign currency-related contracts). Ineffective portions of any change in fair value of a derivative are recorded in current period other operating income (expense). For derivatives qualifying as hedges, when the hedged items are sold, extinguished or terminated, or it is determined the hedged transactions are no longer likely to occur, gains or losses on the derivatives are reclassified from OCI to current earnings. As of December 31, 2020 and 2019, our foreign currency-related forward contracts qualified for hedge accounting, with unrealized gains and loss related to the effective portion of the contracts included in OCI. Our metals price-related forward and put option contracts did not qualify for hedge accounting as of December 31, 2020 and 2019, and all unrealized gains and losses are therefore reported in earnings.

See Note 11 for additional information on our foreign exchange and metal derivative contracts as of December 31, 2020.

R. Stock Based Compensation — The fair values of equity instruments granted to employees that have vesting periods are expensed over the vesting periods on a straight-line basis. The fair values of instruments having no vesting period are expensed when granted. Stock-based compensation expense is recorded among general and administrative expenses, exploration and cost of sales and other direct production costs.

For additional information on our restricted stock unit compensation, see Note 10.

S. Basic and Diluted Income (Loss) Per Common Share — We calculate basic (loss) earnings per share on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period plus the effect of potential dilutive common shares during the period using the treasury stock and if-converted methods.

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

T. Comprehensive Income (Loss) — In addition to net income (loss), comprehensive income (loss) includes certain changes in equity during a period, such as adjustments to minimum pension liabilities, adjustments to recognize the over-funded or under-funded status of our defined benefit pension plans, the change in fair value of derivative contracts designated as hedge transactions, and cumulative unrecognized changes in the fair value of available for sale debt investments, net of tax, if applicable.

U. Research and development — Costs related to activities meeting the definition of research and development are generally recorded to expense. However, costs for materials, equipment, and facilities that are acquired or constructed for research and development activities that have alternative future uses are capitalized. Research and development expense for the years ended December 31, 2019 and 2018 included contractor fees. We did not report research and development expense for the year ended December 31, 2020.

V. New Accounting Pronouncements —

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

In August 2018, the FASB issued ASU No. 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The update removes several disclosure requirements, adds two new disclosure requirements, and clarifies other disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The update is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The update was adopted as of December 31, 2020, and its adoption did not have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The update provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The update is effective as of March 12, 2020 through December 31, 2022. Adoption of the update has not had a material impact on our consolidated financial statements.

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

Note 3. Investments

At December 31, 2020 and 2019, the fair value of our non-current investments was $15.1 million and $6.2 million, respectively.  Our non-current investments consist of marketable equity securities which are carried at fair value. The cost basis of our non-current investments was approximately $9.9 million and $9.8 million at December 31, 2020 and 2019, respectively. We acquired marketable equity securities having a cost basis of $2.2 million in 2020. We acquired marketable equity securities having a cost basis of $2.7 million, including $2.3 million in securities received for the sale of our interest in an exploration project, in 2019. In December 2020, we reclassified from non-current investments to other current assets $4.2 million for the value of marketable equity securities that were exchanged for cash and common shares of other companies in January 2021. During 2020 and 2019, we recognized $10.3 million in net unrealized gains and $2.4 million in net unrealized losses, respectively, in current earnings.

Note 4: Properties, Plants, Equipment and Mineral Interests, and Lease Commitments

Properties, Plants, Equipment and Mineral Interests

Our major components of properties, plants, equipment, and mineral interests are (in thousands):

	December 31,
	2020	2019
Mining properties, including asset retirement obligations	$818,819	$762,355
Development costs	526,714	503,111
Plants and equipment	1,129,200	1,056,512
Land	32,983	32,909
Mineral interests	969,589	1,018,380
Construction in progress	347,099	360,827
	3,824,404	3,734,094
Less accumulated depreciation, depletion and amortization	1,479,185	1,310,396
Net carrying value	$2,345,219	$2,423,698

During 2020, we incurred total capital expenditures of approximately $91.0 million. This excludes non-cash items for equipment acquired under finance leases and adjustments for asset retirement obligations. The expenditures included $25.7 million at the Lucky Friday unit, $19.7 million at the Greens Creek unit, $40.9 million at the Casa Berardi unit, $0.5 million at the San Sebastian unit, and $4.0 million at the Nevada Operations unit.

Mineral interests include amounts for value beyond proven and probable reserves ("VBPP") related to mines and exploration or pre-development interests acquired by us which are not depleted until the mineralized material they relate to is converted to proven and probable reserves. As of December 31, 2020, mineral interests included VBPP assets of $321.1 million, $382.2 million and $132.6 million, respectively, at our Casa Berardi, Nevada Operations and Greens Creek units, along with various other properties.

A review of our Nevada operations, including the relevant carrying value of our long-term assets there, was conducted during the second quarter of 2019 to address poor operational performance since acquisition. The review led to a plan to limit near-term mining at Fire Creek and temporarily suspend production and development of the Hatter Graben project adjacent to Hollister and resulted in lower subsequent production and capitalized development costs. Production at the Midas mine and Aurora mill was also suspended in late 2019. Suspension-related costs totaling $13.5 million in 2020, including non-cash depreciation expense of $5.6 million, at Hollister, Midas and Aurora are reported in a separate line item on our consolidated statements of operations and excluded from cost of sales and other direct production costs and depreciation, depletion and amortization.

There were no subsequent events or changes in circumstances during the latter half of 2019 or 2020 that indicated the carrying value of our long-term assets in Nevada were not recoverable as of December 31, 2020. We have entered into a third-party ore processing arrangement for a bulk sample of refractory ore. Mining of the bulk sample material commenced in the second quarter of 2020, with costs for mining the material totaling $7.7 million, along with $11.5 million for costs related to mining non-refractory ore, included in stockpiled ore inventory as of December 31, 2020. The bulk test demonstrated that larger scale, more productive mining methods could be applied successfully to this material. The bulk test refractory ore is being processed by a third party through a tolling agreement. While the processing is not yet complete, the recovery information to date is following the grade-recovery curve established through bench testing. Metal prices increased significantly since the tolling agreement was signed, and it is no longer attractive for the third party to displace their own feed to toll.  Discussions are underway with another processor. The carrying value of our properties, plants, equipment and mineral interests in Nevada as of December 31, 2020 was $474.3 million.

Finance and Capital Leases

We periodically enter into lease agreements, primarily for equipment at our operating units, which we have determined to be finance leases under accounting guidance that became effective on January 1, 2019, and capital leases prior to that date.  As of December 31, 2020 and 2019, we have recorded $74.0 million and $64.9 million, respectively, for the gross amount of assets acquired under the finance and capital leases and $51.7 million and $44.3 million, respectively, in accumulated depreciation on those assets, classified as plants and equipment in Properties, plants, equipment and mineral interests.  See Note 7 for information on future obligations related to our finance and capital leases.

Note 5: Environmental and Reclamation Activities

The liabilities accrued for our reclamation and closure costs at December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Operating properties:
Greens Creek	$42,716	$44,695
Lucky Friday	12,818	10,473
Casa Berardi	11,730	4,510
San Sebastian	6,882	7,399
Nevada Operations	26,062	24,754
Non-operating properties:
Troy mine	5,340	6,069
Johnny M	6,065	6,065
Republic	1,500	1,500
All other sites	2,935	2,909
Total	116,048	108,374
Reclamation and closure costs, current	(5,582)	(4,581)
Reclamation and closure costs, long-term	$110,466	$103,793

The activity in our accrued reclamation and closure cost liability for the years ended December 31, 2020, 2019 and 2018 was as follows (in thousands):

Balance at January 1, 2018	$86,045
Accruals for estimated costs	250
Accretion expense	5,309
Revision of estimated cash flows due to changes in reclamation plans	1,280
Liability addition due to acquisition of the Nevada Operations unit	19,571
Payment of reclamation obligations	(4,066)
Balance at December 31, 2018	108,389
Accruals for estimated costs	472
Accretion expense	7,122
Revision of estimated cash flows due to changes in reclamation plans	(4,522)
Payment of reclamation obligations	(3,087)
Balance at December 31, 2019	108,374
Accretion expense	5,912
Revision of estimated cash flows due to changes in reclamation plans	2,543
Payment of reclamation obligations	(781)
Balance at December 31, 2020	$116,048

Asset Retirement Obligations

Below is a reconciliation as of December 31, 2020 and 2019 (in thousands) of the asset retirement obligations ("ARO") relating to our operating properties, which are included in our total accrued reclamation and closure costs of $116.0 million and $108.4 million, respectively, discussed above. The estimated reclamation and closure costs were discounted using credit adjusted, risk-free interest rates ranging from 5.75% to 14.5% from the time we incurred the obligation to the time we expect to pay the retirement obligation.

	2020	2019
Balance January 1	$91,831	$89,417
Changes in obligations due to changes in reclamation plans	2,543	(4,522)
Accretion expense	5,912	7,122
Payment of reclamation obligations	(78)	(186)
Balance at December 31	$100,208	$91,831

In the fourth quarter of 2020, we updated the ARO at Casa Berardi to reflect a revised plan for reclamation and closure of the mine at the end of its life having estimated undiscounted costs of approximately CAD$29.1 million, an increase from the CAD$15.7 million in the previous plan, resulting in an increase in the ARO asset and liability of $6.7 million.

In the fourth quarter of 2020, we updated the ARO at Lucky Friday to reflect a revised plan for reclamation and closure of the mine at the end of its life having estimated undiscounted costs of approximately $36.9 million, an increase from the $34.3 million in the previous plan, resulting in an increase in the ARO asset and liability of $1.5 million.

In the fourth quarter of 2020, we updated the ARO at San Sebastian to reflect performance of some reclamation work prior to when it was previously scheduled, resulting in a decrease in undiscounted costs of $0.6 million and decrease in the ARO asset and liability of $0.6 million.

In the second quarter of 2020, we revised the ARO at Greens Creek to reflect a revised plan for reclamation and closure of the mine at the end of its life having estimated undiscounted costs of approximately $107.7 million, a decrease from the $114.9 million in the previous plan, resulting in a decrease in the ARO asset and liability of $5.1 million.

The AROs related to the changes described above were discounted using a credit adjusted, risk-free interest rate of between 2.75% and 7.5% and inflation rates ranging from 2% to 4%.

Note 6: Income Taxes

Major components of our income tax (provision) benefit for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	2020	2019	2018
Current:
Domestic	$(868)	$(701)	$(454)
Foreign	(6,355)	(7,289)	(4,382)
Total current income tax provision	(7,223)	(7,990)	(4,836)
Deferred:
Domestic	4,392	15,243	7,147
Foreign	2,696	16,848	4,390
Total deferred income tax benefit	7,088	32,091	11,537
Total income tax (provision) benefit	$(135)	$24,101	$6,701

Domestic and foreign components of (loss) income before income taxes for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	2020	2019	2018
Domestic	$(2,104)	$(49,874)	$(44,513)
Foreign	(14,551)	(73,784)	11,249
Total	$(16,655)	$(123,658)	$(33,264)

The annual tax (provision) benefit is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax (loss) income. The reasons for the difference are (in thousands):

	2020		2019		2018
Computed “statutory” benefit (provision)	$3,498	21%	$25,968	21%	$6,986	21%
Percentage depletion	5,327	32	3,030	2	3,158	10
Change in valuation allowance	786	5	686	1	(2,304)	(7)
State taxes, net of federal tax benefit	(1,164)	(7)	2,648	2	(849)	(3)
Foreign currency remeasurement of monetary assets and liabilities	(4,824)	(29)	(8,629)	(7)	6,747	20
Rate differential on foreign earnings	991	6	3,947	3	(469)	(1)
Compensation	(458)	(3)	(1,056)	(1)	(970)	(3)
Foreign withholding taxes	—	—	—	—	278	1
Mining and other taxes	(3,572)	(22)	(1,242)	(1)	(3,501)	(11)
Other	(719)	(4)	(1,251)	(1)	(2,375)	(7)
Total (provision) benefit	$(135)	(1)%	$24,101	19%	$6,701	20%

At December 31, 2020 and 2019, the net deferred tax liability was approximately $129.6 million and $134.7 million, respectively. The individual components of our net deferred tax assets and liabilities are reflected in the table below (in thousands).

	December 31,
	2020	2019
Deferred tax assets:
Accrued reclamation costs	$32,938	$30,038
Deferred exploration	11,623	13,762
Foreign net operating losses	13,303	12,013
Domestic net operating losses	198,438	175,024
Pension and benefit obligation	12,341	13,866
Foreign exchange loss	19,808	21,719
Foreign tax credit carryforward	3,358	4,149
Miscellaneous	18,385	30,871
Total deferred tax assets	310,194	301,442
Valuation allowance	(77,210)	(86,634)
Total deferred tax assets	232,984	214,808
Deferred tax liabilities:
Miscellaneous	(2,551)	(904)
Properties, plants and equipment	(359,996)	(348,649)
Total deferred tax liabilities	(362,547)	(349,553)
Net deferred tax liability	$(129,563)	$(134,745)

As discussed in Note 16, we acquired Klondex in July 2018. With this acquisition, we acquired a U.S. consolidated tax group (the "Nevada U.S. Group") that did not join the existing consolidated U.S. tax group of Hecla Mining Company and subsidiaries (“Hecla U.S.”). Under acquisition accounting, we recorded a net deferred tax liability of $59.5 million. In 2020, 2019 and 2018, we recorded deferred tax benefits of $4.4 million, $15.2 million and $6.3 million, respectively, in the Nevada U.S. Group. Net operating losses acquired as of the acquisition date are subject to limitation under Internal Revenue Code Section 382. However, the annual limitation is not expected to have a material impact on our ability to utilize the losses.

We evaluated the positive and negative evidence available to determine the amount of valuation allowance required on our deferred tax assets.  At December 31, 2020 and 2019, the balances of our valuation allowances were approximately $77 million and $87 million, respectively, primarily related to net operating losses. Due to the changes to tax laws under the Tax Cuts and Jobs Act enacted in December 2017 ("TCJ Act"), at December 31, 2017 we determined it is more likely than not that we will not realize our net deferred tax assets in our Hecla U.S. consolidated group. Accordingly, we applied a valuation allowance which remains in place on those net deferred tax assets at December 31, 2020. A portion of the valuation allowance relating to exploration and other deferred tax assets in Mexico was released in 2017, as we determined that it was more likely than not that the benefit would be realized as a result of operating activities at San Sebastian. As of December 31, 2020, a $72.5 million valuation allowance remains in U.S. jurisdictions, $2.6 million in Canadian jurisdictions and $2.1 million in Mexican jurisdictions. The changes in the valuation allowance for the years ended December 31, 2020, 2019 and 2018, are as follows (in thousands):

	2020	2019	2018
Balance at beginning of year	$(86,634)	$(94,981)	$(78,684)
Valuation allowance on deferred tax assets acquired with the Klondex acquisition	—	5,905	(11,470)
Decrease related to non-recognition of deferred tax assets due to uncertainty of recovery and (increase) related to non-utilization of net operating loss carryforwards	786	686	(5,700)
Decrease related to utilization and expiration of deferred tax assets, other	8,638	1,756	873
Balance at end of year	$(77,210)	$(86,634)	$(94,981)

As of December 31, 2020, for U.S. income tax purposes, we have federal and state net operating loss carryforwards of $788.2 million and $477.9 million, respectively.  U.S. net operating loss carryforwards for periods arising before December 31, 2017 have a 20-year expiration period, the earliest of which could expire in 2021.  U.S. net operating loss carryforwards of $292.9 million arising in 2018 and future periods have an indefinite carryforward period. We have foreign and provincial net operating loss carryforwards of approximately $53.5 million each, which expire between 2031 and 2040. Our utilization of U.S. net operating loss carryforwards may be subject to annual limitations if there is a change in control as defined under Internal Revenue Code Section 382.  As of December 31, 2020, no change in control has occurred in the Hecla U.S. group.  Net operating losses acquired with the Nevada U.S. Group are subject to limitation under Internal Revenue Code Section 382.  However, the annual limitation is not expected to have a material impact on our ability to utilize the losses.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 2001, or examinations by foreign tax authorities for years prior to 2015. We are currently under examination in certain local tax jurisdictions. However, we do not anticipate any material adjustments.

We had no unrecognized tax benefits as of December 31, 2020 or 2019.  Due to the net operating loss carryover provision, coupled with the lack of any unrecognized tax benefits, we have not provided for any interest or penalties associated with any unrecognized tax benefits.  If interest and penalties were to be assessed, our policy is to charge interest to interest expense, and penalties to other operating expense.  It is not anticipated that there will be any significant changes to unrecognized tax benefits within the next 12 months.

Note 7: Debt, Credit Facility and Leases

Debt Summary

Our debt as of December 31, 2020 consisted of our 7.25% Senior Notes due February 15, 2028 ("Senior Notes") and our Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”). Our debt as of December 31, 2019 consisted of our previously-outstanding 6.875% Senior Notes that were due in 2021 and had a principal balance of $506.5 million ("2021 Notes"). These debt arrangements are discussed further below. The following tables summarize our long-term debt balances as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Senior Notes	IQ Notes	Total
Principal	$475,000	$37,886	$512,886
Unamortized discount/premium and issuance costs	(6,462)	818	(5,644)
Long-term debt balance	$468,538	$38,704	$507,242

December 31, 2019
2021 Notes
Principal	$506,500
Unamortized discount and issuance costs	(1,771)
Long-term debt balance	$504,729

The following table summarizes the scheduled annual future payments, including interest, for the Senior Notes and IQ Notes as of December 31, 2020 (in thousands). The amounts for the IQ Notes are stated in USD based on the USD/CAD exchange rate as of December 31, 2020.

	Senior Notes	IQ Notes
2021	$34,438	$2,468
2022	34,438	2,468
2023	34,438	2,468
2024	34,438	2,468
2025	34,438	39,173
2026	34,438	—
2027	34,438	—
2028	479,301	—
Total	$720,367	$49,045

Senior Notes

On February 19, 2020, we completed an offering of $475 million in aggregate principal amount of our Senior Notes under our shelf registration statement previously filed with the SEC. The Senior Notes are governed by the Indenture, dated as of February 19, 2020, as amended, among Hecla Mining Company ("Hecla") and certain of our subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee. On March 19, 2020, the net proceeds from the offering of the Senior Notes ($469.5 million) were used, together with cash on hand, to redeem all of our previously-outstanding 2021 Notes.

The Senior Notes are recorded net of a 1.16% initial purchaser discount totaling $5.5 million. The Senior Notes bear interest at a rate of 7.25% per year from the date of issuance or from the most recent payment date on which interest has been paid or provided for.  Interest on the Senior Notes is payable on February 15 and August 15 of each year, commencing August 15, 2020. During 2020, 2019 and 2018, interest expense on the statement of operations and comprehensive income (loss) related to the Senior Notes and 2021 Notes and amortization of the initial purchaser discount and fees related to the issuance of the Senior Notes and 2021 Notes totaled $40.2 million, $36.3 million and $36.3 million, respectively. Interest expense for 2020 included amounts recorded for (i) interest recognized on both the Senior Notes and 2021 Notes for an overlapping period of approximately one month, as the Senior Notes were issued on February 19, 2020 and the 2021 Notes were redeemed on March 19, 2020, and (ii) $1.7 million in unamortized initial purchaser discount on the 2021 Notes upon redemption.

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

The Senior Notes will be redeemable in whole or in part, at any time and from time to time on or after February 15, 2023, on the redemption dates and at the redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption.  After February 15, 2023, we may redeem some or all of the Senior Notes at a redemption price of 100% of the principal amount, plus accrued interest, if any, to the redemption date, at the following redemption prices (expressed as a percentage of the principal amount): (i) 105.438% for the twelve-month period beginning after February 15, 2023, (ii) 103.625% for the twelve-month period beginning after February 15, 2024, (iii) 101.813% for the twelve-month period beginning after February 15, 2025, and (iv) 100.000% after February 15, 2026. We may redeem up to 35% of the Senior Notes before February 15, 2023 with the net cash proceeds of certain equity offerings.

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

Investissement Québec Notes

On July 9, 2020, we entered into a note purchase agreement pursuant to which we issued CAD$50 million (approximately USD$36.8 million at the time of the transaction) in aggregate principal amount of our IQ Notes to Investissement Québec, a financing arm of the Québec government. Because the IQ notes are denominated in CAD, the reported USD-equivalent principal balance will change with movements in the exchange rate. The IQ Notes were issued at a premium of 103.65%, or CAD$1.8 million, implying an effective annual yield of 5.74% and an aggregate principal amount to be repaid of CAD$48.2 million. The IQ Notes were issued in four equal installments of CAD$12.5 million on July 9, August 9, September 9 and October 9, 2020, with the first installment issued net of CAD$0.6 million in fees. The IQ Notes bear interest on amounts outstanding at a rate of 6.515% per year, payable on January 9 and July 9 of each year, commencing January 9, 2021. The IQ Notes are senior and unsecured and are pari passu in all material respects with the Senior Notes, including with respect to guarantees of the IQ Notes by certain of our subsidiaries. The net proceeds from the IQ Notes are available for general corporate purposes, including open market purchases of a portion of the Senior Notes and to pay for capital expenditures at our Casa Berardi unit. Under the note purchase agreement for the IQ Notes and subject to a force majeure event, we are required to invest in the aggregate CAD$100 million at the Casa Berardi unit and other exploration and development projects in Quebec over the four-year period commencing on July 9, 2020. During 2020, interest expense related to the IQ Notes, including premium and origination fees, totaled $0.9 million.

Ressources Québec Notes

On March 5, 2018, we entered into a note purchase agreement pursuant to which we issued CAD$40 million (approximately USD$30.8 million at the time of the transaction) in aggregate principal amount of our Series 2018-A Senior Notes due May 1, 2021 (the “RQ Notes”) to Ressources Québec, a subsidiary of Investissement Québec. The RQ Notes bore interest at a rate of 4.68% per year, payable on May 1 and November 1 of each year, commencing May 1, 2018. The net proceeds from the RQ Notes were required to be used for development and expansion of our Casa Berardi mine. In December 2019, we prepaid the obligation related to the RQ Notes through issuance of approximately 10.7 million shares of our common stock having a total value of approximately CAD$43.8 million (approximately USD$33.5 million). During 2019 and 2018, interest expense related to the RQ Notes, including discount and origination fees, totaled $4.2 million and $1.1 million, respectively. Interest expense for 2019 includes $2.9 million related to the prepayment of the RQ Notes.

Credit Facility

In July 2018, we entered into a $250 million senior secured revolving credit facility which replaced our previous $100 million credit facility. The facility has a term ending on February 7, 2023. The credit facility is collateralized by all of our personal property, including our cash and investment accounts and the equity interests in our domestic subsidiaries and the Canadian subsidiaries that own the Casa Berardi mine. The credit facility is also secured by substantially all of the real and personal property of our subsidiaries holding the rights to our Greens Creek mine, the Casa Berardi mine and our Nevada operations, including mortgages on such mines and pledges of our joint venture interests holding 100% ownership of the Greens Creek mine, all of our rights and interests in the joint venture agreement relating to the Greens Creek mine, and all of our rights and interests in the assets of the Greens Creek joint venture. Below is information on the interest rates, standby fee, and financial covenant terms under our current credit facility in place as of December 31, 2020:

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

We are also able to obtain letters of credit under the facility, and for any such letters we are required to pay a participation fee of between 2.25% and 4.00% of the amount of the letters of credit based on our total leverage ratio, as well as a fronting fee to each issuing bank of 0.20% annually on the average daily dollar amount of any outstanding letters of credit. There were $20.3 million in letters of credit outstanding as of December 31, 2020.

We believe we were in compliance with all covenants under the credit facility agreement as of December 31, 2020.  We drew and repaid $210.0 million on the facility during 2020, with no amount outstanding as of December 31, 2020.

Finance and Capital Leases

We have entered into various lease agreements, primarily for equipment at our operating units, which we have determined to be finance leases under accounting guidance that became effective on January 1, 2019, and capital leases prior to that date.  At December 31, 2020, the total liability associated with the finance leases, including certain purchase option amounts, was $15.8 million, with $6.5 million of the liability classified as current and $9.3 million classified as non-current. At December 31, 2019, the total liability balance associated with capital leases was $12.6 million, with $5.4 million of the liability classified as current and $7.2 million classified as non-current. The assets related to these leases are recorded in properties, plants, equipment and mineral interests, net, on our consolidated balance sheets and totaled $22.3 million as of December 31, 2020 and $20.6 million as of December 31, 2019, net of accumulated depreciation. Expense during 2020, 2019 and 2018 related to finance and capital leases included $7.4 million, $5.9 million and $5.3 million, respectively, for amortization of the related assets, and $0.6 million, $0.7 million and $0.7 million, respectively, for interest expense. The total obligation for future minimum finance lease payments was $16.8 million at December 31, 2020, with $1.1 million attributed to interest. Our finance leases as of December 31, 2020 had a weighted average remaining term of approximately 2 years and a weighted average discount rate of approximately 6.7%.

At December 31, 2020, the annual maturities of finance lease commitments, including interest, were (in thousands):

Twelve-month period ending December 31,
2021	$7,053
2022	4,801
2023	3,116
2024	1,849
Total	16,819
Less: imputed interest	(1,054)
Net finance lease obligation	$15,765

Operating Leases

We have entered into various lease agreements, primarily for equipment, buildings and other facilities, and land at our operating units and corporate offices, which we have determined to be operating leases.  Some of the operating leases allow for extension of the lease beyond the current term at our option. We have considered the likelihood and estimated duration of the extension options in determining the lease term for measurement of the liability and right-of-use asset. For our operating leases as of December 31, 2020, we have assumed a discount rate of 6.5%. At December 31, 2020, the total liability balance associated with the operating leases was $10.6 million, with $3.0 million of the liability classified as current and the remaining $7.6 million classified as non-current. The right-of-use assets for our operating leases are recorded as a non-current asset on our consolidated balance sheets and totaled $10.6 million as of December 31, 2020. During 2020 and 2019, operating lease expense, and cash paid for operating leases included in net cash provided by operating activities, totaled $7.2 million and $7.5 million, respectively. The total obligation for future minimum operating lease payments, including assumed extensions beyond the current lease terms, was $12.6 million at December 31, 2020. The weighted-average remaining lease term for our operating leases as of December 31, 2020 was approximately 5.4 years.

At December 31, 2020, the annual maturities of undiscounted operating lease payments, including assumed extensions beyond the current lease terms, were (in thousands):

Twelve-month period ending December 31,
2020	$3,811
2021	2,870
2022	2,521
2023	555
2024	526
More than 5 years	2,339
Total	12,622
Effect of discounting	(1,980)
Operating lease liability	$10,642

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

Johnny M Mine Area near San Mateo, McKinley County and San Mateo Creek Basin, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for environmental remediation and past costs the EPA has incurred at the site. Mining at the Johnny M Mine was conducted for a limited period of time by a predecessor of our subsidiary, Hecla Limited. In August 2012, Hecla Limited and the EPA entered into a Settlement Agreement and Administrative Order on Consent for Removal Action (“Consent Order”), pursuant to which Hecla Limited agreed to pay (i) $1.1 million to the EPA for its past response costs at the site and (ii) any future response costs at the site under the Consent Order, in exchange for a covenant not to sue by the EPA. Hecla Limited paid the $1.1 million to the EPA for its past response costs and in December 2014 submitted to EPA the Engineering Evaluation and Cost Analysis (“EE/CA”) for the site. The EE/CA evaluates three alternative response actions: 1) no action, 2) off-site disposal, and 3) on-site disposal. The range in estimated costs of these alternatives is $0 to $221 million. In the EE/CA, Hecla Limited recommended that the EPA approve on-site disposal, which is estimated to cost at least $6.1 million, on the basis that it is the most appropriate response action under CERCLA. In January 2021, the EPA contacted Hecla Limited to begin negotiations on a new consent order to design and implement the response action recommended in the EE/CA as a CERCLA removal action. Based on the foregoing, we believe it is probable that Hecla Limited will incur a liability for the CERCLA removal action. In the fourth quarter of 2014, we accrued $5.6 million, and in October 2019 we increased that amount to $6.1 million, with the increase representing estimated costs to begin design and implementation of the remedy in 2020. It is possible that Hecla Limited’s liability will be more than $6.1 million, and any increase in liability could have a material adverse effect on Hecla Limited’s or our results of operations or financial position.

The Johnny M Mine is in an area known as the San Mateo Creek Basin (“SMCB”), which is an approximately 321 square mile area in New Mexico that contains numerous legacy uranium mines and mills. In addition to Johnny M, Hecla Limited's predecessor was involved at other mining sites within the SMCB. The EPA appears to have deferred consideration of listing the SMCB site on CERCLA’s National Priorities List ("Superfund") by removing the site from its emphasis list, and is working with various potentially responsible parties ("PRPs") at the site in order to study and potentially address perceived groundwater issues within the SMCB. The EE/CA discussed above relates primarily to contaminated rock and soil at the Johnny M site, not groundwater and not elsewhere within the SMCB site. It is possible that Hecla Limited’s liability at the Johnny M Site, and for any other mine site within the SMCB at which Hecla Limited's predecessor may have operated, will be greater than our current accrual of $6.1 million due to the increased scope of required remediation.

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

Debt

See Note 7 for information on the commitments related to our debt arrangements as of December 31, 2020.

Other Commitments

Our contractual obligations as of December 31, 2020 included approximately $0.1 million for various costs. In addition, our open purchase orders at December 31, 2020 included approximately $4.2 million, $0.7 million, $2.0 million and $0.5 million for various capital and non-capital items at the Lucky Friday, Casa Berardi, Greens Creek and Nevada Operations units, respectively. We also have total commitments of approximately $16.8 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units, and total commitments of approximately $12.6 million relating to payments on operating leases (see Note 7 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of December 31, 2020, we had surety bonds totaling $183.0 million and letters of credit totaling $20.3 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 9: Employee Benefit Plans

Pensions and Other Post-retirement Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2020, and the funded status as of December 31, 2020 and December 31, 2019 (in thousands):

	Pension Benefits
	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$172,909	$144,638
Service cost	5,334	4,401
Interest cost	5,618	6,482
Change due to mortality change	(1,521)	(2,130)
Change due to discount rate change	17,040	25,806
Actuarial return (loss)	121	(395)
Benefits paid	(6,547)	(5,893)
Benefit obligation at end of year	192,954	172,909
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	116,067	96,329
Actual return on plan assets	14,801	21,536
Employer contributions	23,731	4,095
Benefits paid	(6,547)	(5,893)
Fair value of plan assets at end of year	148,052	116,067
Underfunded status at end of year	$(44,902)	$(56,842)

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2020 and December 31, 2019 (in thousands):

	Pension Benefits
	2020	2019
Current liabilities:
Accrued benefit liability	$(758)	$(622)
Non- current pension liability:
Accrued benefit liability	(44,144)	(56,219)
Accumulated other comprehensive loss	53,085	49,525
Net amount recognized	$8,183	$(7,316)

The benefit obligation and prepaid benefit costs were calculated by applying the following weighted average assumptions:

	Pension Benefits
	2020	2019
Discount rate: net periodic pension cost	3.32%	4.59%
Discount rate: projected benefit obligation	2.64%	3.32%
Expected rate of return on plan assets	6.45%	6.37%
Rate of compensation increase: net periodic pension cost	2.00%	2.00%
Rate of compensation increase: projected benefit obligation	2.00%	2.00%

The above assumptions were calculated based on information as of December 31, 2020 and December 31, 2019, the measurement dates for the plans. The discount rate is based on the yield curve for investment-grade corporate bonds as published by the U.S. Treasury Department. The expected rate of return on plan assets is based upon consideration of the plan’s current asset mix, historical long-term return rates and the plan’s historical performance. Our current assumption for the rate on plan assets is 6.4%. The vested benefit obligation is determined based on the actuarial present value of benefits to which employees are currently entitled, based on employees' expected date of separation or retirement.

Net periodic pension cost for the plans consisted of the following in 2020, 2019, and 2018 (in thousands):

	Pension Benefits
	2020	2019	2018
Service cost	$5,334	$4,401	$5,009
Interest cost	5,618	6,482	5,508
Expected return on plan assets	(7,489)	(5,982)	(6,536)
Amortization of prior service benefit	117	61	61
Amortization of net gain from earlier periods	4,652	4,389	3,726
Net periodic pension cost	$8,232	$9,351	$7,768

The service cost component of net periodic pension cost is included in the same line items of our consolidated financial statements as other employee compensation costs. The net expense of $2.9 million, $5.0 million and $2.8 million for 2020, 2019, and 2018, respectively, related to all other components of net periodic pension cost is included in other (expense) income on our consolidated statements of operations and comprehensive (loss) income.

The allocations of investments at December 31, 2020 and December 31, 2019, the measurement dates of the plan, by asset category in the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan are as follows:

	Hecla		Lucky Friday
	2020	2019	2020	2019
Cash	—%	6%	—%	6%
Large cap U.S. equities	17%	14%	16%	14%
Small cap U.S. equities	8%	7%	9%	7%
Non-U.S. equities	26%	22%	26%	22%
Fixed income	21%	19%	21%	19%
Real estate	11%	14%	12%	15%
Absolute return hedge funds	5%	5%	4%	5%
Company stock	12%	13%	12%	12%
Total	100%	100%	100%	100%

"Company stock" asset category in the table above includes our common stock in the amounts of $17.2 million and $14.7 million at December 31, 2020 and December 31, 2019, respectively, in total for both plans.

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

Accounting guidance has established a hierarchy of assets measured at fair value on a recurring basis. The three levels included in the hierarchy are:

Level 1: quoted prices in active markets for identical assets or liabilities

Level 2: significant other observable inputs

Level 3: significant unobservable inputs

The fair values by asset category in each plan, along with their hierarchy levels, are as follows as of December 31, 2020 (in thousands):

	Hecla				Lucky Friday
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investments measured at fair value
Interest-bearing cash	$367	$—	$—	$367	$111	$—	$—	$111
Common stock	13,947	—	—	13,947	3,203	—	—	3,203
Mutual funds	69,994	—	—	69,994	15,786	—	—	15,786
Total investments in the fair value hierarchy	84,308	—	—	84,308	19,100	—	—	19,100
Investments measured at net asset value
Real estate funds				12,708				3,428
Hedge funds				5,823				1,215
Common collective funds				17,545				3,925
Total investments measured at net asset value				36,076				8,568
Total fair value	$84,308	$—	$—	$120,384	$19,100	$—	$—	$27,668

The fair values by asset category in each plan, along with their hierarchy levels, were as follows as of December 31, 2019 (in thousands):

	Hecla				Lucky Friday
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investments measured at fair value
Interest-bearing cash	$5,709	$—	$—	$5,709	$1,441	$—	$—	$1,441
Common stock	11,835	—	—	11,835	2,827	—	—	2,827
Mutual funds	46,317	—	—	46,317	10,999	—	—	10,999
Total investments in the fair value hierarchy	63,861	—	—	63,861	15,267	—	—	15,267
Investments measured at net asset value
Real estate funds				12,659				3,445
Hedge funds				4,336				1,161
Common collective funds				12,255				3,083
Total investments measured at net asset value	—	—	—	29,250	—	—	—	7,689
Total fair value	$63,861	$—	$—	$93,111	$15,267	$—	$—	$22,956

Generally, investments are valued based on information provided by fund managers to each plan's trustee as reviewed by management and its investment advisers. Mutual funds and equities are valued based on available exchange data. Commingled equity funds consist of publicly-traded investments.

Fair value for real estate funds, hedge funds and common collective equity funds is measured using the net asset value per share (or its equivalent) practical expedient ("NAV"), and has not been categorized in the fair value hierarchy. There are no unfunded commitments related to these investments. There are no restrictions on redemptions of these funds as of December 31, 2020, except as limited by the redemption terms discussed below. The following summarizes information on the asset classes measured using NAV:

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

The following are estimates of future benefit payments, which reflect expected future service as appropriate, related to our pension plans (in thousands):

Year Ending December 31,	Pension Plans
2021	$8,314
2022	8,199
2023	8,420
2024	8,661
2025	9,419
Years 2026-2030	47,269

During 2020, we contributed $16.0 million in shares of our common stock, and contributed $6.0 million in cash, to our defined benefit plans. In January 2021, we contributed $16.8 million in shares of our common stock to our supplemental executive retirement plan. We do not expect to be required to contribute to our defined benefit plans in 2021, but we may choose to do so. We expect to contribute an additional approximately $0.8 million to our supplemental executive retirement plan during 2021.

The following table indicates whether our pension plans had accumulated benefit obligations ("ABO") in excess of plan assets, or plan assets exceeded ABO (amounts are in thousands).

	December 31, 2020		December 31, 2019
	ABO Exceeds Plan Assets	Plan Assets Exceed ABO	ABO Exceeds Plan Assets	Plan Assets Exceed ABO
Projected benefit obligation	$192,954	$—	$172,908	$—
Accumulated benefit obligation	189,931	—	168,239	—
Fair value of plan assets	148,051	—	116,067	—

For the pension plans, the following amounts are included in "Accumulated other comprehensive loss, net" on our balance sheet as of December 31, 2020, that have not yet been recognized as components of net periodic benefit cost (in thousands):

Pension Benefits
Unamortized net (gain)/loss	$51,660
Unamortized prior service cost	1,425

Non-U.S. employees are not eligible to participate in the defined benefit pension plans that we maintain for U.S. employees. Canadian employees participate in Canada's public retirement income system, which includes the following components: (i) the Canada (or Quebec) Pension Plan, which is an employee and employer contributory, earnings-related social insurance program, and (ii) the Old Age Security program. Mexican employees participate in Mexico's public retirement income system, which is based on contributions the employee, employer and the government submit to the retirement savings system. The system is administered through savings accounts managed by private fund managers selected by the participant.

Capital Accumulation Plans

Our Capital Accumulation Plan ("Hecla 401(k) Plan") is available to all U.S. salaried and certain hourly employees and applies immediately upon employment. Employees may contribute from 1% to 50% of their annual compensation to the plan (subject to statutory limits). We make a matching contribution in the form of cash or stock of 100% of an employee’s contribution up to 6% of the employee’s earnings. Our matching contributions were approximately $4.6 million in 2020, $3.9 million in 2019, and $3.7 million in 2018. Payment of matching contributions to the Hecla 401(k) Plan is allowed to be made in Hecla common stock on a quarterly basis, which was done for 2020, 2019, and 2018.

We also maintain a 401(k) plan that is available to all hourly employees at the Lucky Friday unit after completion of six months of service. Employees may contribute from 2% to 50% of their compensation to the plan (subject to statutory limits). The matching contribution is 55% of an employee’s contribution up to, but not exceeding, 5% of the employee’s earnings.  Our contributions were approximately $10,000 in 2020, $10,000 in 2019, and $4,000 in 2018.

Note 10: Stockholders’ Equity

Common Stock

We are authorized to issue 750,000,000 shares of common stock, $0.25 par value per share, of which 538,487,415 shares of common stock were issued and 6,821,044 shares issued and held in treasury, for a net of 531,666,371 shares outstanding as of December 31, 2020. All of our currently outstanding shares of common stock are listed on the New York Stock Exchange under the symbol “HL.”

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

Dividends

In September 2011 and February 2012, our board of directors adopted a common stock dividend policy that has two components: (1) a dividend that links the amount of dividends on our common stock to our average quarterly realized silver price in the preceding quarter, and (2) a minimum annual dividend of $0.01 per share of common stock, in each case, payable quarterly, if and when declared. In September 2020, we amended the dividend policy to (1) reduce the minimum quarterly realized silver price threshold for the first component above from $30 per ounce to $25 per ounce, and (2) increased the minimum annual dividend from $0.01 per share to $0.015 per share. For illustrative purposes only, the table below summarizes potential per share dividend amounts at different quarterly average realized price levels according to the first component of the policy, as amended:

Quarterly average realized silver price per ounce	Quarterly dividend per share	Annual dividend per share
$25	$0.005	$0.02
$30	$0.01	$0.04
$35	$0.02	$0.08
$40	$0.03	$0.12
$45	$0.04	$0.16
$50	$0.05	$0.20
$55	$0.06	$0.24
$60	$0.07	$0.28

The following table summarizes the quarterly common stock dividends declared by our board of directors for the years ended December 31, 2018, 2019 and 2020:

	(A)	(B)	(A+B)
Declaration date	Silver-price- linked component per share	Minimum annual component per share	Total dividend per share	Total dividend amount (in millions)	Month of payment
February 14, 2018	$—	$0.0025	$0.0025	$1.0	March 2018
May 9, 2018	$—	$0.0025	$0.0025	$1.0	June 2018
August 8, 2018	$—	$0.0025	$0.0025	$1.2	September 2018
November 6, 2018	$—	$0.0025	$0.0025	$1.2	December 2018
February 20, 2019	$—	$0.0025	$0.0025	$1.2	March 2019
May 7, 2019	$—	$0.0025	$0.0025	$1.2	June 2019
August 5, 2019	$—	$0.0025	$0.0025	$1.2	September 2019
November 6, 2019	$—	$0.0025	$0.0025	$1.3	December 2019
February 21, 2020	$—	$0.0025	$0.0025	$1.3	March 2020
May 6, 2020	$—	$0.0025	$0.0025	$1.3	June 2020
August 5, 2020	$—	$0.0025	$0.0025	$1.3	September 2020
November 6, 2020	$0.005	$0.00375	$0.00875	$4.6	December 2020

In the third and fourth quarters of 2020, the realized silver price was $25.32 and $25.16, respectively, above the minimum thresholds applicable to each of those quarters according to the amended policy. As a result, our board of directors declared a dividend for the silver-price-linked component for the third and fourth quarters of 2020. For all other periods in 2018, 2019 and 2020, because the average realized silver prices were below the minimum threshold, according to the policy no silver-price-linked component was declared or paid. Prior to 2011, no dividends had been declared on our common stock since 1990. The declaration and payment of common stock dividends is at the sole discretion of our board of directors.

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 23, 2016, as amended, we could issue and sell shares of our common stock from time to time having an aggregate offering price of up to $75 million, with the net proceeds available for general corporate purposes. As of December 31, 2020, we had sold a total of 28,583,845 shares through the program for total net proceeds of $73.5 million, net of commissions of approximately $1.5 million, including 21,410,231 shares sold in the fourth quarter of 2019 for total proceeds of $49.0 million, net of commissions of approximately $1.0 million. The shares were registered under the Securities Act of 1933, as amended, pursuant to our shelf registration statement on Form S-3.

Common Stock Repurchase Program

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchase program may be modified, suspended or discontinued by us at any time. As of December 31, 2020, a total of 934,100 shares have been repurchased under the program, at an average price of $3.99 per share, leaving approximately 19.1 million shares that may yet be purchased under the program. The closing price of our common stock at February 16, 2021, was $6.13 per share. No shares were purchased under the program during 2020.

Preferred Stock

Our certificate of incorporation authorizes us to issue 5,000,000 shares of preferred stock, par value $0.25 per share. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by our board of directors. The board may fix the number of shares constituting each series and increase or decrease the number of shares of any series. As of December 31, 2020, 157,816 shares of Series B preferred stock were outstanding. Our Series B preferred stock is listed on the New York Stock Exchange under the symbol “HL PB.”

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

All quarterly dividends on our Series B preferred stock for 2018, 2019 and 2020 were declared and paid in cash.

Redemption

The Series B preferred stock is redeemable at our option, in whole or in part, at $50 per share, plus all dividends undeclared and unpaid on the Series B preferred stock up to the date fixed for redemption.

Liquidation Preference

The Series B preferred stockholders are entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $50 per share of Series B preferred stock plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution to such holders (the “Liquidation Preference”), and no more. Until the Series B preferred stockholders have been paid the Liquidation Preference in full, no payment will be made to any holder of Junior Stock upon our liquidation, dissolution or winding up. The term “Junior Stock” means our common stock and any other class of our capital stock issued and outstanding that ranks junior as to the payment of dividends or amounts payable upon liquidation, dissolution and winding up to the Series B preferred stock. As of December 31, 2020 and 2019, our Series B preferred stock had a Liquidation Preference of $7.9 million.

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

Stock-based compensation expense amounts recognized for the years ended December 31, 2020, 2019 and 2018 were approximately $6.5 million, $5.7 million, and $6.3 million, respectively.  Over the next twelve months, we expect to recognize approximately $3.5 million in additional compensation expense as outstanding restricted stock units and performance-based shares vest.

Stock Incentive Plan

During the second quarter of 2010, our stockholders voted to approve the adoption of our 2010 Stock Incentive Plan and to reserve up to 20,000,000 shares of common stock for issuance under the plan.  In the second quarter of 2019, our stockholders voted to approve an amendment to the plan to restore the number of shares of common stock available for issuance under the 2010 plan to the original 20,000,000 shares (along with other changes). The board of directors has broad authority under the 2010 plan to fix the terms and conditions of individual agreements with participants, including the duration of the award and any vesting requirements. As of December 31, 2020, there were 12,443,518 shares available for future grant under the 2010 plan.

Directors’ Stock Plan

In 2017, we adopted the amended and restated Hecla Mining Company Stock Plan for Non-Employee Directors (the “Directors’ Stock Plan”), which may be terminated by our board of directors at any time. Each non-employee director is credited each year with that number of shares determined by dividing $120,000 by the average closing price for our common stock on the New York Stock Exchange for the prior calendar year. A minimum of 25% of the shares credited each year is held in trust for the benefit of each director until delivered to the director. Each director may elect, prior to the first day of the applicable year, to have a greater percentage contributed to the trust for that year. Delivery of the shares from the trust occurs upon the earliest of: (1) death or disability; (2) retirement; (3) a cessation of the director’s service for any other reason; (4) a change in control; or (5) at the election of the director at any time, provided, however, that shares must be held in the trust for at least two years prior to delivery. During 2020, 2019, and 2018, 391,244, 252,819, and 161,630 shares, respectively, were credited to the non-employee directors. During 2020, 2019 and 2018, $1.5 million, $0.5 million, and $0.6 million, respectively, was charged to general and administrative expense associated with the shares issued to the non-employee directors. At December 31, 2020, there were 2,476,644 shares available for grant in the future under the plan.

Restricted Stock Units

Unvested restricted stock units granted by the board of directors to employees are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested, January 1, 2020	3,997,168	$2.46
Granted (unvested)	1,688,111	$3.03
Canceled	(70,236)	$2.08
Distributed (vested)	(1,678,909)	$2.83
Unvested, December 31, 2020	3,936,134	$2.55

The 3,936,134 unvested units at December 31, 2020 are scheduled to vest as follows:

1,988,079	in June 2021
1,428,145	in June 2022
519,910	in June 2023

Unvested units will be forfeited by participants upon termination of employment in advance of vesting, with the exception of termination due to retirement if certain criteria are met. Since the earliest grant date of unvested units (which was 2017), we have recognized approximately $5.1 million in compensation expense, including approximately $3.6 million recognized in 2020, and expect to record an additional $4.9 million in compensation expense over the remaining vesting period related to these units. The latest vesting date for unvested units as of December 31, 2020 is June 2023.

Performance-Based Shares

We periodically grant performance-based share awards to certain executive employees. The value of the awards (if any) is based on the ranking of the market performance of our common stock relative to the performance of the common stock of a group of peer companies over a three-year measurement period. The number of shares to be issued (if any) is based on the value of the awards divided by the share price at grant date. The compensation cost is measured using a Monte Carlo simulation to estimate their value at grant date, and the expense related to the performance-based awards (if any) will be recognized on a straight-line basis over the thirty months following that date of the award. Since the earliest grant date of unvested units (which was 2019), we have recognized approximately $39,000 in compensation expense, with all of that amount recognized in 2020, and expect to record an additional $0.1 million in compensation expense over the remaining vesting period related to these awards. The latest vesting date for unvested units as of December 31, 2020 is December 31, 2022.

In connection with the vesting of restricted stock units, performance-based shares and other stock grants, employees have in the past, at their election and when permitted by us, chosen to satisfy their tax withholding obligations through net share settlement, pursuant to which we withhold the number of shares necessary to satisfy such withholding obligations and pay the obligations in cash.  Pursuant to such net settlements, in 2020, we withheld 1,183,773 shares valued at approximately $2.7 million, or approximately $2.32 per share.  In 2019, we withheld 1,060,480 shares valued at approximately $2.2 million, or approximately $2.10 per share. These shares become treasury shares unless we cancel them.

Warrants

As discussed in Note 16, we issued 4,136,000 warrants to purchase one share of our common stock to holders of warrants to purchase Klondex common stock under the terms of the Klondex acquisition, and all of the warrants were outstanding as of December 31, 2020. Warrants to purchase 2,068,000 shares of common stock have an exercise price of $8.02 and expire in April 2032. Warrants to purchase 2,068,000 shares of common stock have an exercise price of $1.57 and expire in February 2029.

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

Note 11: Derivative Instruments

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi and San Sebastian mines are USD-functional entities which routinely incur expenses denominated in CAD and MXN, respectively, and such expenses expose us to exchange rate fluctuations between the USD and CAD and MXN. In April 2016, we initiated a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In October 2016, we also initiated a similar program with respect to MXN, which was not in use as of December 31, 2020. The programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of December 31, 2020, we had 143 forward contracts outstanding to buy a total of CAD$293.8 million having a notional amount of US$223.0 million. The CAD contracts are related to forecasted cash operating costs at Casa Berardi forecasted to be incurred from 2021 through 2024 and have USD-to-CAD exchange rates ranging between 1.2702 and 1.3785. There were no outstanding contracts for MXN as of December 31, 2020. Our risk management policy allows for up to 75% of our planned cost exposure for five years into the future to be covered under such programs, and for potential additional programs to manage other foreign currency-related exposure areas. These instruments do, however, expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract exchange rate exceeds the spot exchange rate of a currency and (ii) exchange rate risk to the extent that the spot exchange rate exceeds the contract exchange rate for amounts of our operating costs covered under contract positions.

As of December 31, 2020 and 2019, we recorded the following balances for the fair value of the contracts (in millions):

	December 31,
Balance sheet line item:	2020	2019
Other current assets	$3.5	$0.6
Other non-current assets	4.2	0.6
Current derivatives liability	—	0.4
Other non-current assets	—	1.0

Net unrealized gains of approximately $7.6 million related to the effective portion of the hedges were included in accumulated other comprehensive loss as of December 31, 2020. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $3.1 million in net unrealized gains included in accumulated other comprehensive loss as of December 31, 2020 would be reclassified to current earnings in the next twelve months. Net realized losses of approximately $2.7 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the year ended December 31, 2020. No net unrealized gains or losses related to ineffectiveness of the hedges were included in gain (loss) on derivatives contracts on our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2020.

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, we are using financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments. The following tables summarize the quantities of metals committed under forward sales contracts at December 31, 2020 and 2019:

December 31, 2020	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2021 settlements	1,282	4	23,314	4,905	$25.00	$1,858	$1.19	$0.90
Contracts on forecasted sales
2021 settlements	—	—	41,557	30,876	N/A	N/A	$1.17	$0.88
2022 settlements	—	—	18,519	—	N/A	N/A	$1.28	N/A

December 31, 2019	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2020 settlements	2,556	10	21,550	5,159	$17.20	$1,481	$1.04	$0.88

Contracts on forecasted sales
2020 settlements	—	—	441	11,740	N/A	N/A	$1.13	$0.98

In June 2019, we began using put option contracts to manage the exposure of our forecasted future gold and silver sales to potential declines in market prices for those metals. These put contracts give us the option, but not the obligation, to realize established prices on quantities of silver and gold to be sold in the future. The put contracts establish the minimum ("floor") prices we would expect to be able to realize, without limiting our ability to realize higher prices when market prices exceed the put exercise prices at the time the metals are sold. As of December 31, 2020, we had put contracts that provide average floor prices of $16.50 per ounce for silver and $1,650 per ounce for gold for a total of 1.1 million silver ounces and 12,992 gold ounces.

These forward and put option contracts are not designated as hedges and are marked-to-market through earnings each period.

At December 31, 2020 and 2019, we recorded the following balances for the fair value of the forward and put option contracts held at that time (in millions):

	December 31, 2020			December 31, 2019
Balance sheet line item:	Contracts in an asset position	Contracts in a liability position	Net asset (liability)	Contracts in an asset position	Contracts in a liability position	Net asset (liability)
Other current assets	$0.2	$(0.2)	$—	$—	$—	$—
Other non-current assets	0.5	(0.1)	0.4	—	—	—
Current derivatives liability	0.1	(11.8)	(11.7)	2.1	(7.9)	(5.8)

We recognized a $16.4 million net loss during 2020 on the contracts utilized to manage exposure to changes in prices of metals in our concentrate shipments, which is included in sales of products. The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $22.1 million net loss during 2020 on the contracts utilized to manage exposure to changes in prices for forecasted future sales. The net loss on these contracts is included as a separate line item under other income (expense), as they relate to forecasted future sales, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net loss for 2020 is the result of increasing silver, gold, zinc and lead prices. During the third quarters of 2019 and 2018, we settled, prior to their maturity date, contracts in a gain position for cash proceeds to us of approximately $6.7 million and $32.8 million, respectively, with no such early settlements in 2020. These programs, when utilized and the contracts are not settled prior to their maturity, are designed to mitigate the impact of potential future declines in silver, gold, lead and zinc prices from the price levels established in the contracts (see average price information above). When those prices increase compared to the contracts, we incur losses on the contracts.

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our revolving credit agreement would cause a default under the derivative contract. As of December 31, 2020, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these arrangements was $12.2 million as of December 31, 2020, and includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at December 31, 2020, we could have been required to settle our obligations under the agreements at their termination value of $12.2 million.

Note 12: Business Segments, Sales of Products and Significant Customers

We discover, acquire and develop mines and other mineral interests and produce and market concentrates, containing silver, gold (in the case of Greens Creek), lead and zinc, (ii) carbon material containing silver and gold, and (iii) doré containing silver and gold.  We are currently organized and managed in five segments, which represent our operating units: the Greens Creek unit, the Lucky Friday unit, the Casa Berardi unit, the San Sebastian unit, and the Nevada Operations unit.

General corporate activities not associated with operating units and their various exploration activities, as well as idle properties, are presented as “other.”  Interest expense, interest income and income taxes are considered general corporate items, and are not allocated to our segments.

The tables below present information about our reportable segments as of and for the years ended December 31, 2020, 2019 and 2018 (in thousands).

	2020		2019	2018
Net sales to unaffiliated customers:
Greens Creek	$327,820		$299,722	$265,650
Lucky Friday	63,025		16,621	9,750
Casa Berardi	209,224		192,944	210,339
San Sebastian	32,906		56,210	50,224
Nevada Operations	58,898		107,769	31,174
Total sales to unaffiliated customers	$691,873		$673,266	$567,137
Income (loss) from operations:
Greens Creek	$108,230		$84,868	$70,293
Lucky Friday	(1,711)		(12,520)	(20,199)
Casa Berardi	1,359		(33,499)	881
San Sebastian	2,793		569	(14)
Nevada Operations	(6,674)		(49,224)	(26,715)
Other	(52,416)		(47,303)	(63,372)
Total (loss) income from operations	$51,581		$(57,109)	$(39,126)
Capital additions (including non-cash additions):
Greens Creek	$23,665		$35,829	$43,631
Lucky Friday	27,284		7,861	14,236
Casa Berardi	47,576		33,906	39,816
San Sebastian	(47)	—	3,906	8,492
Nevada Operations	4,003		42,154	35,721
Other	38		73	4,555
Total capital additions	$102,519		$123,729	$146,451

Depreciation, depletion and amortization:
Greens Creek	$49,692	$47,587	$46,511
Lucky Friday	11,473	1,175	1,012
Casa Berardi	69,572	73,960	71,302
San Sebastian	3,548	9,772	4,602
Nevada Operations	22,845	67,024	10,617
Total depreciation, depletion and amortization	$157,130	$199,518	$134,044
Other significant non-cash items:
Greens Creek	$3,103	$2,868	$3,325
Lucky Friday	881	996	618
Casa Berardi	(1,741)	5,203	696
San Sebastian	456	492	419
Nevada Operations	2,039	2,911	8,758
Other	6,426	(6,595)	(23,358)
Total other significant non-cash items	$11,164	$5,875	$(9,542)
Identifiable assets:
Greens Creek	$610,360	$639,047	$637,386
Lucky Friday	520,463	440,615	437,499
Casa Berardi	694,522	703,511	754,248
San Sebastian	42,617	48,294	44,152
Nevada Operations	513,309	528,466	581,194
Other	286,453	277,375	249,465
Total identifiable assets	$2,667,724	$2,637,308	$2,703,944

The following are our long-lived assets by geographic area as of December 31, 2020 and 2019 (in thousands):

	2020	2019
United States	$1,701,307	$1,748,406
Canada	635,788	660,859
Mexico	8,124	14,433
Total long-lived assets	$2,345,219	$2,423,698

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

For sales of carbon materials, which we have at our Nevada Operations unit commencing in 2020 (with sales of unrefined doré there in previous periods), transfer of control takes place, the performance obligation is met, the transaction price is known, and revenue is recognized generally at the time of arrival at the customer's facility.

For concentrate sales, which we currently have at our Greens Creek and Lucky Friday units, the performance obligation is met, the transaction price can be reasonably estimated, and revenue is recognized generally at the time of shipment. Concentrates sold at our Lucky Friday unit typically leave the mine and are received by the customer within the same day. However, there is a period of time between shipment of concentrates from our Greens Creek unit and their physical receipt by the customer, and judgment is required in determining when control has been transferred to the customer and the performance obligation has been met for those shipments. We have determined control is met, title is transferred and the performance obligation is met upon shipment of concentrate parcels from Greens Creek because, at that time, 1) legal title is transferred to the customer, 2) the customer has accepted the parcel and obtained the ability to realize all of the benefits from the product, 3) the concentrate content specifications are known, have been communicated to the customer, and the customer has the significant risks and rewards of ownership of it, 4) it is very unlikely a concentrate parcel from Greens Creek will be rejected by a customer upon physical receipt, and 5) we have the right to payment for the parcel.

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

The consideration we receive for our concentrate sales fluctuates due to changes in metals prices between the time of shipment and final settlement with the customer. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement with the customer. Also, it is unlikely a significant reversal of revenue for any one concentrate parcel will occur. As such, we use the expected value method to price the parcels until the final settlement date occurs, at which time the final transaction price is known. At December 31, 2020, metals contained in concentrate sales and exposed to future price changes totaled 1.7 million ounces of silver, 4,516 ounces of gold, 26.4 million pounds of zinc, and 9.1 million pounds of lead.  However, as discussed in Note 11, we seek to mitigate the risk of price adjustments by using financially-settled forward contracts for some of our sales.

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

Sales of metal concentrates and metal products are made principally to custom smelters, third-party processors and metal traders. The percentage of sales contributed by each segment is reflected in the following table:

	Year Ended December 31,
	2020	2019	2018
Greens Creek	47.4%	44.5%	46.7%
Lucky Friday	9.1%	2.5%	1.8%
Casa Berardi	30.2%	28.7%	37.1%
San Sebastian	4.8%	8.3%	8.9%
Nevada Operations	8.5%	16.0%	5.5%
	100%	100%	100%

Sales of products by metal for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Silver	$260,227	$192,235	$144,609
Gold	356,166	388,602	313,076
Lead	48,776	35,777	33,829
Zinc	95,065	89,656	99,800
Less: Smelter and refining charges	(68,361)	(33,004)	(24,177)
Sales of products	$691,873	$673,266	$567,137

The following is sales information by geographic area based on the location of smelters and metal traders (for concentrate shipments) and the location of parent companies (for doré sales to metal traders) for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
United States	$292,704	$53,612	$48,437
Canada	145,670	379,095	322,402
Japan	39,418	48,841	42,885
Netherlands	(923)	38,420	—
Korea	165,302	154,581	145,263
China	66,082	—	66
Total, excluding gains/losses on forward contracts	$708,253	$674,549	$559,053

Sales by significant product type for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Doré and metals from doré	$266,536	$340,912	$306,328
Carbon	60,302	37,645	5,239
Lead concentrate	281,050	200,456	148,880
Zinc concentrate	76,481	74,160	80,938
Bulk concentrate	23,884	21,376	17,668
Total, excluding gains/losses on forward contracts	$708,253	$674,549	$559,053

Sales of products for 2020, 2019 and 2018, included a net loss of $16.4 million, a net loss of $1.3 million, and a net gain of $8.1 million, respectively, on derivative contracts for silver, gold, lead and zinc contained in our sales.  See Note 11 for more information.

Sales from continuing operations to significant metals customers as a percentage of total sales were as follows for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
CIBC	32.7%	23.1%	29.7%
Teck Metals Ltd.	16.1%	8.2%	8.4%
Ocean Partners	13.9%	5.7%	2.5%
Korea Zinc	13.3%	17.4%	17.8%
Scotia	2.9%	24.0%	15.3%

Our trade accounts receivable balance related to contracts with customers was $27.9 million at December 31, 2020 and $12.0 million at December 31, 2019, and included no allowance for doubtful accounts.

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

We do not incur significant costs to obtain contracts, nor costs to fulfill contracts which are not addressed by other accounting standards. Therefore, we have not recognized an asset for such costs as of December 31, 2020 or December 31, 2019.

Note 13: Fair Value Measurement

Accounting guidance has established a hierarchy for inputs used to measure assets and liabilities at fair value on a recurring basis. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels included in the hierarchy are:

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

	Balance at December 31, 2020	Balance at December 31, 2019	Input Hierarchy Level
Assets:

Cash and cash equivalents:
Money market funds and other bank deposits	$129,830	$62,452	Level 1

Current and non-current investments:
Equity securities – mining industry	19,389	6,207	Level 1

Trade accounts receivable:
Receivables from provisional concentrate sales	27,864	11,952	Level 2

Derivative contracts - other current assets and other non-current assets:
Metal forward and put option contracts	381	—	Level 2
Foreign exchange contracts	7,647	1,184	Level 2

Restricted cash balances:
Certificates of deposit and other deposits	1,053	1,025	Level 1

Total assets	$186,164	$82,820

Liabilities

Derivative contracts - current derivative liabilities and other non-current liabilities:
Metal forward and put option contracts	$11,737	$5,777	Level 2
Foreign exchange contracts	19	1,437	Level 2

Total liabilities	$11,756	$7,214

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

Our non-current investments consist of marketable equity securities of companies in the mining industry which are valued using quoted market prices for each security.

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

Our Senior Notes, which were recorded at their carrying value of $468.5 million, net of unamortized initial purchaser discount and issuance costs at December 31, 2020, had a fair value of $519.1 million at December 31, 2020. Quoted prices, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. See Note 7 for more information.

Note 14: Loss per Common Share

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

The following table represents net loss per common share – basic and diluted (in thousands, except loss per share):

	Year ended December 31,
	2020	2019	2018
Numerator
Net loss	$(16,790)	$(99,557)	$(26,563)
Preferred stock dividends	(552)	(552)	(552)
Net loss applicable to common shares	$(17,342)	$(100,109)	$(27,115)

Denominator
Basic weighted average common shares	527,329	490,449	433,419
Dilutive stock options, restricted stock units, and warrants	—	—	—
Diluted weighted average common shares	527,329	490,449	433,419

Basic loss per common share	$(0.03)	$(0.20)	$(0.06)
Diluted loss per common share	$(0.03)	$(0.20)	$(0.06)

For the years ended December 31, 2020, 2019 and 2018, all outstanding restricted stock units, warrants and deferred shares were excluded from the computation of diluted loss per share, as our reported net losses for that period would cause their conversion and exercise to have no effect on the calculation of loss per share.

Note 15: Accumulated Other Comprehensive Loss

The following table lists the beginning balance, yearly activity and ending balance of each component of "Accumulated other comprehensive loss, net" (in thousands):

	Unrealized Gains (Losses) On Securities	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Loss, Net
Balance January 1, 2018	$3,719	$5,030	$(32,122)	$(23,373)
Change in accounting	(1,289)	—	—	(1,289)
2018 change	(2,443)	(13,814)	(1,550)	(17,807)
Balance December 31, 2018	(13)	(8,784)	(33,672)	(42,469)
2019 change	—	8,436	(3,277)	5,159
Balance December 31, 2019	(13)	(348)	(36,949)	(37,310)
2020 change	—	7,980	(3,559)	4,421
Balance December 31, 2020	$(13)	$7,632	$(40,508)	$(32,889)

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

	Income Tax Effect of:
	Unrealized Gains (Losses) On Securities	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Loss, Net
Balance January 1, 2018	$1,791	$—	$10,120	$11,911
2018 change	(1,791)	—	2,455	664
Balance December 31, 2018	—	—	12,575	12,575
2019 change	—	—	—	—
Balance December 31, 2019	—	—	12,575	12,575
2020 change	—	—	—	—
Balance December 31, 2020	$—	$—	$12,575	$12,575

See Note 3 for more information on our marketable securities, Note 9 for more information on our employee benefit plans, and Note 11 for more information on our derivative instruments.

Note 16:  Acquisitions

Acquisition of Klondex

On July 20, 2018, we acquired all of the issued and outstanding common shares of Klondex for consideration valued at $2.27 per Klondex share (the "Arrangement"). The acquisition resulted in our 100% ownership of three land packages in northern Nevada totaling approximately 110 square miles and containing operating or previously-operating mines with a history of high-grade gold production, along with various other gold properties and two mills. The acquisition has increased our annual gold production, and it has the potential to do so in the future. Under the terms of the Arrangement, each holder of Klondex common shares had the option to receive either (i) $2.47 in cash per Klondex share (the “Cash Alternative”), (ii) 0.6272 of a Hecla share per Klondex share (the “Share Alternative”), or (iii) US$0.8411 in cash and 0.4136 of a Hecla share per Klondex share (the “Combined Alternative”), subject in the case of the Cash Alternative and the Share Alternative to pro-ration based on a maximum cash consideration of $153.2 million and a maximum number of Hecla shares issued of 75,276,176. Klondex shareholders also received shares of a newly formed company which holds the Canadian assets previously owned by Klondex (Havilah Mining Corporation ("Havilah")). Klondex had 180,499,319 issued and outstanding common shares prior to consummation of the Arrangement. An additional 1,549,626 Klondex common shares were issued immediately prior to consummation of the Arrangement related to conversion of in-the-money Klondex options and certain outstanding restricted share units, resulting in a total of 182,048,945 issued and outstanding Klondex common shares at the time of consummation of the Arrangement. In connection with the Arrangement, we also issued an aggregate of 4,136,000 warrants to purchase one share of our common stock (“Hecla Warrants”) to holders of warrants to purchase Klondex common shares. Of the Hecla Warrants, 2,068,000 have an exercise price of $8.02 and expire in April 2032, and 2,068,000 have an exercise price of $1.57 and expire in February 2029. In addition, we settled share-based payment awards held by Klondex directors and employees for cash of $2.0 million. Consideration for the Arrangement was cash of $161.7 million, 75,276,176 shares of our common stock valued at $242.4 million, and issuance of the Hecla Warrants valued at $9.8 million, for total consideration of $413.9 million. The Hecla Warrants were valued using the Black-Scholes model and based on the exercise price and term of the warrants, the price of our common stock at the time of issuance of the warrants, and assumptions for the discount rate and volatility and dividend rate of our common stock. The cash consideration includes $7.0 million for our subscription for common shares of Havilah and $1.5 million for settlement of certain equity compensation instruments.

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

(unaudited)
Year Ended December 31,
(in thousands, except per share amounts)	2018
Sales	$680,261
Net (loss) income	(19,574)
(Loss) income applicable to common shareholders	(20,126)
Basic and diluted (loss) income per common share	(0.04)

The pro forma financial information includes adjustments to eliminate amounts related to the Canadian assets previously owned by Klondex, which were transferred to Havilah and not acquired by us, and costs related to the acquisition.