Form 10-Q
period 2021-03-31
HECLA MINING CO/DE/
filed 2021-05-06
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Yes ☒ .    No ☐ .

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ .    No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐.    No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding May 4, 2021
Common stock, par value $0.25 per share	535,551,426

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended March 31, 2021

INDEX*

*Items 3 and 5 of Part II are omitted as they are not applicable.

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended
	March 31, 2021	March 31, 2020
Sales of products	$210,852	$136,925
Cost of sales and other direct production costs	96,709	85,887
Depreciation, depletion and amortization	49,331	39,666
Total cost of sales	146,040	125,553
Gross profit	64,812	11,372
Other operating expenses:
General and administrative	8,007	8,939
Exploration	5,951	2,530
Pre-development	739	535
Other operating expense	3,639	920
Ramp-up and suspension costs	4,318	12,996
Provision for closed operations and environmental matters	3,709	516
Total other operating expense	26,363	26,436
Income (loss) from operations	38,449	(15,064)
Other income (expense):
Gain on exchange of investments	1,158	—
Unrealized loss on investments	(3,506)	(978)
Gain on derivative contracts	473	7,893
Net foreign exchange (loss) gain	(2,064)	6,636
Other non-operating expense	(161)	(423)
Interest expense	(10,744)	(16,311)
Total other expense	(14,844)	(3,183)
Income (loss) before income and mining taxes	23,605	(18,247)
Income and mining tax (provision) benefit	(4,634)	1,062
Net income (loss)	18,971	(17,185)
Preferred stock dividends	(138)	(138)
Income (loss) applicable to common stockholders	$18,833	$(17,323)
Comprehensive income (loss):
Net income (loss)	$18,971	$(17,185)
Change in fair value of derivative contracts designated as hedge transactions	1,832	(19,335)
Comprehensive income (loss)	$20,803	$(36,520)
Basic income (loss) per common share after preferred dividends	$0.04	$(0.03)
Diluted income (loss) per common share after preferred dividends	$0.03	$(0.03)
Weighted average number of common shares outstanding - basic	534,101	523,215
Weighted average number of common shares outstanding - diluted	540,527	523,215
Cash dividends per common share	$0.00875	$0.0025

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating activities:
Net income (loss)	$18,971	$(17,185)
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	49,546	41,630
Unrealized loss on investments	3,506	978
Gain on exchange of investments	(1,158)	—
Provision for reclamation and closure costs	4,529	1,548
Stock compensation	500	1,219
Deferred taxes	32	(3,252)
Amortization of loan origination fees and loss on extinguishment of debt	539	2,140
Gain on derivative contracts	(10,962)	(10,437)
Foreign exchange loss (gain)	1,755	(8,066)
Other non-cash items, net	8	(104)
Change in assets and liabilities:
Accounts receivable	(2,664)	9,955
Inventories	2,120	(6,602)
Other current and non-current assets	1,528	(2,642)
Accounts payable and accrued liabilities	(24,545)	(11,879)
Accrued payroll and related benefits	(7,995)	9,495
Accrued taxes	2,031	1,332
Accrued reclamation and closure costs and other non-current liabilities	195	(3,203)
Cash provided by operating activities	37,936	4,927
Investing activities:
Additions to properties, plants, equipment and mineral interests	(21,413)	(19,870)
Proceeds from disposition of properties, plants and equipment	19	154
Net cash used in investing activities	(21,394)	(19,716)
Financing activities:
Dividends paid to common stockholders	(4,688)	(1,304)
Dividends paid to preferred stockholders	(138)	(138)
Credit facility fees paid	(82)	(458)
Borrowings on debt	—	679,500
Repayments of debt	—	(506,500)
Repayments of finance leases	(1,881)	(1,284)
Net cash (used in) provided by financing activities	(6,789)	169,816
Effect of exchange rates on cash	167	(1,736)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	9,920	153,291
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	130,883	63,477
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$140,803	$216,768
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,406	$13,984
Significant non-cash investing and financing activities:
Addition of finance lease obligations and right-of-use assets	$3,120	$—
Accounts receivable for proceeds on exchange of investments	$1,832	$—

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$139,750	$129,830
Accounts receivable:
Trade	35,274	27,864
Other, net	8,475	11,329
Inventories:
Concentrates, doré, and stockpiled ore	56,917	57,936
Materials and supplies	37,335	38,608
Derivatives assets	7,195	3,470
Other current assets	12,971	15,644
Total current assets	297,917	284,681
Investments	11,717	15,148
Restricted cash and investments	1,053	1,053
Properties, plants, equipment and mineral interests, net	2,320,547	2,345,219
Operating lease right-of-use assets	9,775	10,628
Deferred taxes	3,886	2,912
Derivatives assets	6,346	4,558
Other non-current assets	3,836	3,525
Total assets	$2,655,077	$2,667,724
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$53,130	$68,516
Accrued payroll and related benefits	22,800	31,807
Accrued taxes	7,854	8,349
Finance leases	6,706	6,491
Operating leases	2,832	3,008
Accrued reclamation and closure costs	6,592	5,582
Accrued interest	5,175	14,157
Derivatives liabilities	3,906	11,737
Other current liabilities	123	138
Total current liabilities	109,118	149,785
Finance leases	10,304	9,274
Operating leases	6,954	7,634
Accrued reclamation and closure costs	113,671	110,466
Long-term debt	507,992	507,242
Deferred tax liability	149,220	144,330
Pension liability	28,797	44,144
Other non-current liabilities	4,146	4,364
Total liabilities	930,202	977,239
Commitments and contingencies (Notes 4, 7, 8, and 10)
STOCKHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, 750,000,000 authorized shares; issued March 31, 2021 — 542,154,997 shares and December 31, 2020 — 538,487,415 shares	135,546	134,629
Capital surplus	2,021,072	2,003,576
Accumulated deficit	(377,229)	(391,374)
Accumulated other comprehensive loss	(31,057)	(32,889)
Less treasury stock, at cost; March 31, 2021 and December 31, 2020 - 6,821,044 shares issued and held in treasury	(23,496)	(23,496)
Total stockholders’ equity	1,724,875	1,690,485
Total liabilities and stockholders’ equity	$2,655,077	$2,667,724

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars are in thousands, except for share and per share amounts)

	Three Months Ended March 31, 2021
	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2021	$39	$134,629	$2,003,576	$(391,374)	$(32,889)	$(23,496)	$1,690,485
Net income	—	—		18,971	—	—	18,971
Restricted stock units granted	—	—	483	—	—	—	483
Common stock dividends declared ($0.00875 per common share)	—	—	—	(4,688)	—	—	(4,688)
Series B Preferred Stock dividends declared ($0.875 per share)	—	—	—	(138)	—	—	(138)
Common stock issued for 401(k) match (165,000 shares)	—	42	1,088	—	—	—	1,130
Shares issued to pension plans (3,500,000 shares)	—	875	15,925	—	—	—	16,800
Other comprehensive income	—	—	—	—	1,832	—	1,832
Balances, March 31, 2021	$39	$135,546	$2,021,072	$(377,229)	$(31,057)	$(23,496)	$1,724,875

	Three Months Ended March 31, 2020
	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2020, as revised (see Note 1)	39	132,292	1,973,700	(365,186)	(37,310)	(22,967)	1,680,568
Net loss	—	—		(17,185)	—	—	(17,185)
Restricted stock units granted	—	—	1,219	—	—	—	1,219
Common stock dividends declared ($0.0025 per common share)	—	—	—	(1,304)	—	—	(1,304)
Series B Preferred Stock dividends declared ($0.875 per share)	—	—	—	(138)	—	—	(138)
Common stock issued for 401(k) match (352,000 shares)	—	89	1,114	—	—	—	1,203
Other comprehensive loss	—	—	—	—	(19,335)	—	(19,335)
Balances, March 31, 2020	$39	$132,381	$1,976,033	$(383,813)	$(56,645)	$(22,967)	$1,645,028

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1.    Basis of Preparation of Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of Hecla Mining Company and its subsidiaries (collectively, “Hecla”, “the Company”, “we”, “our” or “us”, except where the context requires otherwise) have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required annually by generally accepted accounting principles in the United States (“GAAP”). Therefore, this information should be read in conjunction with Hecla Mining Company’s consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). The consolidated December 31, 2020 balance sheet data was derived from our audited consolidated financial statements. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The 2019 novel strain of coronavirus ("COVID-19") was characterized as a global pandemic by the World Health Organization on March 11, 2020, and COVID-19 resulted in travel restrictions and business slowdowns or shutdowns in affected areas. In late March 2020, the Government of Quebec ordered the mining industry to reduce to minimum operations as part of the fight against COVID-19, causing us to suspend our Casa Berardi operations from March 24, 2020 until April 15, 2020 when mining operations resumed. In early April 2020, the Government of Mexico issued a similar order causing us to suspend our San Sebastian operations until May 30, 2020. In addition, restrictions imposed by the State of Alaska in late March caused us to revise the normal operating procedures for staffing operations at Greens Creek. These suspension orders impacted us in the first half of 2020 by curtailing our expected production of gold at Casa Berardi by approximately 11,700 ounces, which resulted in a reduction in related revenue for that period. We continued to incur costs at Casa Berardi and San Sebastian while operations were suspended. At Casa Berardi and San Sebastian, suspension costs in 2020 totaled $1.6 million and $1.8 million, respectively. In addition, we incurred costs of approximately $0.6 million in the first quarter of 2021 and $2.3 million for the full year of 2020 related to quarantining employees at Greens Creek, which started in late March 2020. At Lucky Friday and Nevada Operations, COVID-19 procedures have been implemented without a significant impact on production or operating costs. It is possible that future restrictions at any of our operations could have an adverse impact on operations or financial results beyond the first quarter of 2021.

We have taken precautionary measures to mitigate the impact of COVID-19, including implementing operational plans and practices. As long as they are required, the operational practices implemented could have an adverse impact on our operating results due to deferred production and revenues or additional costs. We continue to monitor the rapidly evolving situation and guidance from federal, state, local and foreign governments and public health authorities and may take additional actions based on their recommendations. The extent of the impact of COVID-19 on our business and financial results will also depend on future developments, including the duration and spread of the outbreak and the success of the current vaccination programs being rolled out within the markets in which we operate and the related impact on prices, demand, creditworthiness and other market conditions and governmental reactions, all of which are highly uncertain.

Correction of an Immaterial Error

During the first quarter of 2021 we reclassified certain state mining income taxes from Cost of sales and other direct production costs to Income and mining tax provision prospectively effective January 1, 2021. The reclassification required us to recognize previously unrecognized deferred taxes. The impact of this was an adjustment of $11.9 million to accumulated deficit at January 1, 2019 to recognize the deferred tax liability.  This adjustment resulted in the January 1, 2020 accumulated deficit balance presented in this Form 10-Q to increase to $365.2 million.

Note 2.    Business Segments and Sales of Products

We discover, acquire and develop mines and other mineral interests and produce and market concentrates, carbon material and doré containing silver, gold, lead and zinc. We are currently organized and managed in five segments, which represent our operating units: the Greens Creek unit, the Lucky Friday unit, the Casa Berardi unit, the San Sebastian exploration unit, and the Nevada Operations unit.

General corporate activities not associated with operating units and their various exploration activities, as well as discontinued operations and idle properties, are presented as “other.”  Interest expense, interest income and income and mining taxes are considered general corporate items, and are not allocated to our segments.

The following tables present information about our reportable segments for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net sales to unaffiliated customers:
Greens Creek	$98,409	$53,833
Lucky Friday	29,122	2,830
Casa Berardi	72,911	46,172
San Sebastian	173	9,927
Nevada Operations	10,237	24,163
	$210,852	$136,925
Income (loss) from operations:
Greens Creek	$44,600	$4,117
Lucky Friday	6,323	(8,120)
Casa Berardi	9,117	(3,880)
San Sebastian	(2,263)	679
Nevada Operations	(3,140)	2,889
Other	(16,188)	(10,749)
	$38,449	$(15,064)

The following table presents identifiable assets by reportable segment as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Identifiable assets:
Greens Creek	$609,612	$610,360
Lucky Friday	513,645	520,463
Casa Berardi	683,103	694,522
San Sebastian	41,238	42,617
Nevada Operations	510,514	513,309
Other	296,965	286,453
	$2,655,077	$2,667,724

Sales of products by metal for the three-month periods ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020

Silver	$77,760	$37,572
Gold	101,408	90,694
Lead	15,893	6,420
Zinc	29,191	17,308
Less: Smelter and refining charges	(13,400)	(15,069)
Sales of products	$210,852	$136,925

Sales of products for the first three months of 2021 and 2020 included net gains of $2.8 million and $1.7 million, respectively, on financially-settled forward and put option contracts for silver, gold, lead and zinc contained in our sales.  See Note 8 for more information.

Note 3.   Income and Mining Taxes

Major components of our income and mining tax (provision) benefit for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Current:
Domestic	$(2,277)	$(732)
Foreign	(2,286)	(2,069)
Total current income and mining tax provision	(4,563)	(2,801)

Deferred:
Domestic	319	1,250
Foreign	(390)	2,613
Total deferred income and mining tax (provision) benefit	(71)	3,863
Total income and mining tax (provision) benefit	$(4,634)	$1,062

The income and mining tax (provision) benefit for the three months ended March 31, 2021 and 2020 varies from the amounts that would have resulted from applying the statutory tax rates to pre-tax income due primarily to the impact of taxation in foreign jurisdictions and reversal of the valuation allowance portion related to net operating loss utilization.

Effective January 1, 2021, we prospectively reclassified certain income based state and provincial taxes from Cost of Sales and other direct production costs to Income and mining tax (provision) benefit. The income and mining tax provision for the three months ended March 31, 2021 increased by $3.1 million due to the reclassification.

Note 4.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Service cost	$1,455	$1,334
Interest cost	1,248	1,404
Expected return on plan assets	(2,313)	(1,872)
Amortization of prior service cost	99	29
Amortization of net loss	1,125	1,163
Net periodic pension cost	$1,614	$2,058

The service cost component of net periodic pension cost is included in the same line items of our condensed consolidated financial statements as other employee compensation costs, and the net expense for the three months ended March 31, 2021 and 2020 of $0.2 million and $0.7 million, respectively, related to all other components of net periodic pension cost is included in other (expense) income on our condensed consolidated statements of operations and comprehensive income (loss).

In January 2021, we contributed $16.8 million in shares of our common stock to our supplemental executive retirement plan, and expect to contribute approximately $0.8 million during the remainder of 2021. We do not expect to be required to contribute to our defined benefit pension plans in 2021, but may do so.

Note 5.    Income (Loss) Per Common Share

We calculate basic income (loss) per common share on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated using the weighted average number of shares of common stock outstanding during the period plus the effect of potential dilutive common shares during the period using the treasury stock and if-converted methods.

Potential dilutive shares of common stock include outstanding unvested restricted stock awards, performance-based share awards, stock units, warrants and convertible preferred stock for periods in which we have reported net income. For periods in which we report net losses, potential dilutive shares of common stock are excluded, as their conversion and exercise would be anti-dilutive.

The following table represents net income (loss) per common share – basic and diluted (in thousands, except income (loss) per share):

	Three Months Ended March 31,
	2021	2020
Numerator
Net income (loss)	$18,971	$(17,185)
Preferred stock dividends	(138)	(138)
Net income (loss) applicable to common shares	$18,833	$(17,323)

Denominator
Basic weighted average common shares	534,101	523,215
Dilutive restricted stock units, warrants and deferred shares	6,426	—
Diluted weighted average common shares	540,527	523,215

Basic income (loss) per common share	$0.04	$(0.03)
Diluted income (loss) per common share	$0.03	$(0.03)

Diluted income (loss) per share for the three months ended March 31, 2021 and 2020 excludes the potential effects of outstanding shares of our convertible preferred stock, as their conversion would have no effect on the calculation of dilutive shares.

For the three months ended March 31, 2021, the calculation of diluted income per common share included (i) 2,863,038 restricted stock units that were unvested during the period, (ii) 1,536,615 warrants to purchase one share of common stock and (iii) 2,026,440 deferred shares that were dilutive. For the three months ended March 31, 2020, all outstanding restricted stock units, warrants and deferred shares were excluded from the computation of diluted loss per share, as our reported net losses for those periods would cause their conversion and exercise to have no effect on the calculation of loss per share.

Note 6.    Stockholders’ Equity

Stock-based Compensation Plans

Stock-based compensation expense for restricted stock unit and performance-based grants to employees and shares issued to non-employee directors totaled $0.5 million and $1.2 million for the first three months of 2021 and 2020, respectively.

Common Stock Dividends

On February 18, 2021, our Board of Directors declared a quarterly cash dividend of $0.00875 per share of common stock, consisting of $0.00375 per share for the minimum dividend component of our common stock dividend policy and $0.005 per share for the silver-linked dividend component of the policy, for a total dividend of $4.7 million paid in March 2021. The realized silver price of $25.16 in the fourth quarter of 2020 satisfied the criterion for the silver-linked dividend component of our common stock dividend policy.

During May 2021, our Board of Directors approved an increase in our silver-linked dividend by $0.01 per year and approved a quarterly silver-linked dividend of $0.075 based on the first quarter of 2021 realized silver price of $25.66. The table below provides an overview of the augmented silver-linked dividend policy and the increased minimum dividends.

Quarterly Average Realized Silver Price per Ounce	Quarterly Silver-Linked Dividend per Share	Annualized Silver-Linked Dividend per Share	Annualized Minimum Dividend	Annualized Dividends per Share: Silver-Linked and Minimum
$25	$0.0075	$0.03	$0.015	$0.045
$30	$0.0125	$0.05	$0.015	$0.065
$35	$0.0225	$0.09	$0.015	$0.105
$40	$0.0325	$0.13	$0.015	$0.145
$45	$0.0425	$0.17	$0.015	$0.185
$50	$0.0525	$0.21	$0.015	$0.225

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any shares issued under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. No shares have been sold under the agreement as of March 31, 2021.

Note 7.    Debt, Credit Facility and Leases

Our debt as of March 31, 2021 and December 31, 2020 consisted of our 7.25% Senior Notes due February 15, 2028 ("Senior Notes") and our Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”). The following tables summarize our long-term debt balances, excluding interest, as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Senior Notes	IQ Notes	Total
Principal	$475,000	$38,359	$513,359
Unamortized discount/premium and issuance costs	(6,234)	867	(5,367)
Long-term debt balance	$468,766	$39,226	$507,992

	December 31, 2020
	Senior Notes	IQ Notes	Total
Principal	$475,000	$37,886	$512,886
Unamortized discount/premium and issuance costs	(6,462)	818	(5,644)
Long-term debt balance	$468,538	$38,704	$507,242

The following table summarizes the scheduled annual future payments, including interest, for our Senior Notes, IQ Notes, and finance and operating leases as of March 31, 2021 (in thousands). The amounts for the IQ Notes are stated in U.S. dollars ("USD") based on the USD/Canadian dollar ("CAD") exchange rate as of March 31, 2021.

Twelve-month period ending March 31,	Senior Notes	IQ Notes	Finance Leases	Operating Leases
2022	$34,438	$2,499	$7,329	$3,696
2023	34,438	2,499	5,132	2,706
2024	34,438	2,499	3,643	2,002
2025	34,438	2,499	2,076	549
2026	34,438	39,045	—	525
Thereafter	539,568	—	—	2,213
Total	$711,758	$49,041	$18,180	$11,691

Credit Facility

In July 2018, we entered into a $250 million senior secured revolving credit facility which has a term ending on February 7, 2023. As of March 31, 2021 and December 31, 2020, no amounts were outstanding under the facility.

We are also able to obtain letters of credit under the facility, and for any such letters we are required to pay a participation fee of between 2.25% and 4.00% of the amount of the letters of credit based on our total leverage ratio, as well as a fronting fee to each issuing bank of 0.20% annually on the average daily dollar amount of any outstanding letters of credit. There were $20.3 million in letters of credit outstanding as of March 31, 2021.

We believe we were in compliance with all covenants under the credit agreement as of March 31, 2021.

Note 8.    Derivative Instruments

General

Our current risk management policy provides that up to 75% of:

•

our future foreign currency-related operating cost exposure for five years into the future may be hedged and for potential additional programs to manage other foreign currency-related exposure areas; and

•

our planned lead and zinc metals price exposure for five years into the future, with certain other limitations, to be covered under derivatives programs that would establish a ceiling for prices to be realized on future metals sales.

These instruments do, however, expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price exceeds the spot price of the hedged commodity or foreign currency and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production and/or forecasted costs covered under contract positions.

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi and San Sebastian operations are USD-functional entities which routinely incur expenses denominated in CAD and Mexican pesos ("MXN"), respectively. Such expenses expose us to exchange rate fluctuations between the USD and CAD and MXN. We have a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and MXN for these subsidiaries' future operating costs denominated in CAD and MXN. The programs utilize forward contracts to buy CAD and MXN, and each contract is designated as a cash flow hedge. As of March 31, 2021, we have 133 forward contracts outstanding to buy a total of CAD$256.8 million having a notional amount of USD$194.8 million. The CAD contracts are related to forecasted cash operating costs at Casa Berardi to be incurred from 2021 through 2024 and have CAD-to-USD exchange rates ranging between 1.2702 and 1.3785. There were no outstanding contracts for MXN as of March 31, 2021.

As of March 31, 2021 and December 31, 2020, we recorded the following balances for the fair value of the contracts (in millions):

	March 31,	December 31,
Balance sheet line item:	2021	2020
Current derivatives assets	$5.0	$3.5
Non-current derivatives assets	4.2	4.2

Net unrealized gains of approximately $9.5 million related to the effective portion of the hedges were included in accumulated other comprehensive loss as of March 31, 2021. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $4.8 million in net unrealized gains included in accumulated other comprehensive loss as of March 31, 2021 will be reclassified to current earnings in the next twelve months. Net realized gains of approximately $0.6 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the three months ended March 31, 2021. No net unrealized gains or losses related to ineffectiveness of the hedges were included in current earnings for the three months ended March 31, 2021.

Metals Prices

We are currently using financially-settled forward contracts to manage the exposure to:

•	changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement; and
•	changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.

The following tables summarize the quantities of metals committed under forward sales contracts at March 31, 2021 and December 31, 2020:

March 31, 2021	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2021 settlements	1,492	5	12,070	1,587	$25.48	$1,736	$1.26	$0.89
Contracts on forecasted sales
2021 settlements	—	—	33,841	30,479	N/A	N/A	$1.20	$0.89
2022 settlements	—	—	53,407	42,715	N/A	N/A	$1.26	$0.96
2023 settlements	—	—	41,171	—	N/A	N/A	$1.27	N/A

December 31, 2020	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2021 settlements	1,282	4	23,314	4,905	$25.00	$1,858	$1.19	$0.90
Contracts on forecasted sales
2021 settlements	—	—	41,577	30,876	N/A	N/A	$1.17	$0.88
2022 settlements	—	—	18,519	—	N/A	N/A	$1.28	N/A

In June 2019, we began utilizing financially-settled put option contracts to manage the exposure of our forecasted future gold and silver sales to potential declines in market prices for those metals. These put contracts gave us the option, but not the obligation, to realize established prices on quantities of silver and gold to be sold in the future. As of December 31, 2020, we had put contracts that provided average floor prices of $16.50 per ounce for silver and $1,650 per ounce for gold for a total of 1.1 million silver ounces and 12,992 gold ounces. We had no put option contracts outstanding as of March 31, 2021.

These forward and put option contracts are not designated as hedges for accounting purposes and are marked-to-market through earnings each period.

We recorded the following balances for the fair value of the forward contracts as of March 31, 2021 and forward and put option contracts as of December 31, 2020 (in millions):

	March 31, 2021			December 31, 2020
Balance sheet line item:	Contracts in an asset position	Contracts in a liability position	Net asset (liability)	Contracts in an asset position	Contracts in a liability position	Net asset (liability)
Current derivatives assets	$3.3	$(1.1)	$2.2	$0.2	$(0.2)	$—
Non-current derivatives assets	2.3	(0.2)	2.1	0.5	(0.1)	0.4
Current derivatives liability	—	(3.9)	(3.9)	0.1	(11.8)	(11.7)
Other non-current liabilities	0.4	(1.2)	(0.8)	—	—	—

We recognized $2.8 million and $1.7 million net gains during the first quarters of 2021 and 2020, respectively, on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net gains recognized on the contracts offsets losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized $0.5 million and $7.9 million net gains during the first quarters of 2021 and 2020, respectively, on the contracts utilized to manage exposure to prices for forecasted future sales. The net gains on these contracts are included as a separate line item under other income (expense), as they relate to forecasted future sales, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net gain for the first quarter of 2021 is the result of a decrease in zinc and lead prices.

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our revolving credit agreement would cause a default under the derivative contract. As of March 31, 2021, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these agreements was $6.4 million as of March 31, 2021, which includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at March 31, 2021, we could have been required to settle our obligations under the agreements at their termination value of $6.4 million.

Note 9.    Fair Value Measurement

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

Description	Balance at March 31, 2021	Balance at December 31, 2020	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$139,750	$129,830	Level 1
Current and non-current investments:
Equity securities – mining industry	11,717	19,389	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	35,274	27,864	Level 2
Restricted cash balances:
Certificates of deposit and other bank deposits	1,053	1,053	Level 1
Derivative contracts - current and non-current derivatives assets:
Metal forward and put option contracts	4,349	381	Level 2
Foreign exchange contracts	9,192	7,647	Level 2
Total assets	$201,335	$186,164

Liabilities:
Derivative contracts - current derivatives liabilities and other non-current liabilities:
Metal forward and put option contracts	$4,742	$11,737	Level 2
Foreign exchange contracts	—	19	Level 2
Total Liabilities	$4,742	$11,756

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

Trade accounts receivable from provisional concentrate sales are subject to final pricing and valued using quoted prices based on forward curves for the particular metal.  The embedded derivative contained in our concentrate sales is adjusted to fair market value through earnings each period prior to final settlement.

We use financially-settled forward contracts to manage exposure to changes in the exchange rate between USD and CAD and MXN, and the impact on CAD- and MXN-denominated operating costs incurred at our Casa Berardi and San Sebastian units (see Note 8 for more information). The fair value of each contract represents the present value of the difference between the forward exchange rate for the contract settlement period as of the measurement date and the contract settlement exchange rate.

We use financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments that have not reached final settlement.  We also use financially-settled forward and put option contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our forecasted future sales (see Note 8 for more information).  The fair value of each forward contract represents the present value of the difference between the forward metal price for the contract settlement period as of the measurement date and the contract settlement metal price. The fair value of each put option contract is measured using the Black-Scholes pricing model, with inputs for the period-end metal price and assumed metal price volatility and discount rate.

Our Senior Notes, which were recorded at their carrying value of $468.8 million, net of unamortized initial purchaser discount and issuance costs, had a fair value of $509.7 million at March 31, 2021. Quoted market prices, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. See Note 7 for more information.

Note 10.    Commitments, Contingencies and Obligations

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

Johnny M Mine Area near San Mateo, McKinley County and San Mateo Creek Basin, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for environmental remediation and past costs the EPA has incurred at the site. Mining at the Johnny M Mine was conducted for a limited period of time by a predecessor of our subsidiary, Hecla Limited. In August 2012, Hecla Limited and the EPA entered into a Settlement Agreement and Administrative Order on Consent for Removal Action (“Consent Order”), pursuant to which Hecla Limited agreed to pay (i) $1.1 million to the EPA for its past response costs at the site and (ii) any future response costs at the site under the Consent Order, in exchange for a covenant not to sue by the EPA. Hecla Limited paid the $1.1 million to the EPA for its past response costs and in December 2014 submitted to EPA the Engineering Evaluation and Cost Analysis (“EE/CA”) for the site which recommended on-site disposal of mine-related material. In January 2021, the EPA contacted Hecla Limited to begin negotiations on a new consent order to design and implement the on-site disposal response action recommended in the EE/CA. Based on the foregoing, we believe it is probable that Hecla Limited will incur a liability for the CERCLA removal action and we have increased our accrual to $9.0 million in the first quarter of 2021 ($6.1 million at December 31, 2020) primarily representing estimated costs to begin design and implementation of the remedy. It is possible that Hecla Limited’s liability will be more than $9.0 million, and any increase in liability could have a material adverse effect on Hecla Limited’s or our results of operations or financial position.

The Johnny M Mine is in an area known as the San Mateo Creek Basin (“SMCB”), which is an approximately 321 square mile area in New Mexico that contains numerous legacy uranium mines and mills. In addition to Johnny M, Hecla Limited's predecessor was involved at other mining sites within the SMCB. The EPA appears to have deferred consideration of listing the SMCB site on CERCLA’s National Priorities List ("Superfund") by removing the site from its emphasis list, and is working with various potentially responsible parties ("PRPs") at the site in order to study and potentially address perceived groundwater issues within the SMCB. The EE/CA discussed above relates primarily to contaminated rock and soil at the Johnny M site, not groundwater and not elsewhere within the SMCB site. It is possible that Hecla Limited’s liability at the Johnny M Site, and for any other mine site within the SMCB at which Hecla Limited's predecessor may have operated, will be greater than our current accrual of $9.0 million due to the increased scope of required remediation.

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

Litigation Related to Klondex Acquisition

On May 24, 2019, a purported Hecla stockholder filed a putative class action lawsuit in U.S. District Court for the Southern District of New York against Hecla and certain of our executive officers, one of whom is also a director. The complaint, purportedly brought on behalf of all purchasers of Hecla common stock from March 19, 2018 through and including May 8, 2019, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses. Specifically, the complaint alleges that Hecla, under the authority and control of the individual defendants, made certain material false and misleading statements and omitted certain material information regarding Hecla’s Nevada Operations unit. The complaint alleges that these misstatements and omissions artificially inflated the market price of Hecla common stock during the class period, thus purportedly harming investors. Filings with the court regarding our motion to dismiss the lawsuit were completed in the first quarter of 2021. We cannot predict the outcome of these lawsuits or estimate damages if plaintiffs were to prevail. We believe that these claims are without merit and intend to defend them vigorously.

Debt

See Note 7 for information on the commitments related to our debt arrangements as of March 31, 2021.

Other Commitments

Our contractual obligations as of March 31, 2021 included approximately $2.1 million for various costs. In addition, our open purchase orders at March 31, 2021 included approximately $4.0 million, $0.7 million, $2.8 million and $2.7 million for various capital and non-capital items at the Lucky Friday, Casa Berardi, Greens Creek and Nevada Operations units, respectively. We also have total commitments of approximately $18.2 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units, and total commitments of approximately $11.7 million relating to payments on operating leases (see Note 7 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of March 31, 2021, we had surety bonds totaling $176.8 million and letters of credit totaling $20.3 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 11.    Developments in Accounting Pronouncements

Accounting Standards Updates Adopted

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update contains a number of provisions intended to simplify the accounting for income taxes. The update is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We adopted the update as of January 1, 2021, which did not have a material impact on our consolidated financial statements or disclosures.

Accounting Standards Updates to Become Effective in Future Periods

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2020. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), “Hecla”,” the Company”, “we,” “us” and “our” refer to Hecla Mining Company and its consolidated subsidiaries, except where the context requires otherwise. You should read this discussion in conjunction with our consolidated financial statements, the related MD&A and the discussion of our Business and Properties in our annual report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K"), filed with the United States Securities and Exchange Commission (the “SEC”). The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to “Forward-Looking Statements” above for further discussion). References to “Notes” are Notes included in our Notes to Condensed Consolidated Financial Statements (Unaudited). Throughout MD&A, all references to losses or income per share are on a diluted basis.

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

The COVID-19 outbreak impacted our operations in 2020, including adversely impacting our expected production of gold at Casa Berardi, and has continued to impact our operations in 2021. We incurred additional costs of approximately $0.6 million in the first quarter of 2021 and $2.3 million for the full year of 2020 related to quarantining employees at Greens Creek, which started in late March 2020. See each segment section below for information on how those operations have been impacted by COVID-19. To mitigate the impact of COVID-19, we have taken precautionary measures, including implementing operational plans and practices and increasing our cash reserves through a temporary draw-down of our revolving credit facility, which has since been fully repaid. As long as they are required, the operational practices implemented could continue to have an adverse impact on our operating results due to additional costs or deferred production and revenues. There is uncertainty related to the potential additional impacts COVID-19 could have on our operations and financial results for the remainder of 2021. In our 2020 Form 10-K, see Item IA. Risk Factors - Natural disasters, public health crises (including COVID-19), political crises, and other catastrophic events or other events outside of our control may materially and adversely affect our business or financial results and COVID-19 virus pandemic may heighten other risks for information on how restrictions related to COVID-19 have recently affected some of our operations.

A number of key factors may impact the execution of our strategy, including regulatory issues and metals prices. Metals prices can be very volatile and are influenced by a number of factors beyond our control (except on a limited basis through the use of derivative contracts). See Item 7. Critical Accounting Estimates in our 2020 Form 10-K. The average realized prices of silver, gold lead and zinc were higher in the first three months of 2021 than in the comparable period last year, as illustrated by the table in Results of Operations below. While we believe longer-term global economic and industrial trends could result in continued demand for the metals we produce, prices have been volatile and there can be no assurance that current prices will continue.

Volatility in global financial markets and other factors can pose a significant challenge to our ability to access credit and equity markets, should we need to do so, and to predict sales prices for our products. To help mitigate this challenge, we utilize forward contracts to manage exposure to declines in the prices of (i) silver, gold, zinc and lead contained in our concentrates that have been shipped but have not yet settled, and (ii) zinc and lead that we forecast for future concentrate shipments. We have also utilized put option contracts to manage exposure to declines in the prices of silver and gold in our forecasted future sales of those metals. In addition, we have in place a $250 million revolving credit agreement, of which $20.3 million was used as of March 31, 2021 for letters of credit, leaving approximately $229.7 million available for borrowing.

We strive to achieve excellent mine safety and health performance. We seek to implement this goal by: training employees in safe work practices; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; involving employees in the establishment of safety standards; and participating in the National Mining Association’s CORESafety program. We attempt to implement reasonable best practices with respect to mine safety and emergency preparedness. We work with MSHA to address issues outlined in its investigations and inspections and continue to evaluate our safety practices. Achieving and maintaining compliance with MSHA regulations will be challenging and may increase our operating costs. See Item 1A. Risk Factors - We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law in our 2020 Form 10-K.

Another challenge for us is the risk associated with environmental litigation and ongoing reclamation activities. As described Item 1A. Risk Factors in our 2020 Form 10-K and in Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited), it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans. We are involved in various environmental legal matters and the estimate of our environmental liabilities and liquidity needs, as well as our strategic plans, may be significantly impacted as a result of these matters or new matters that may arise. We strive to ensure that our activities are conducted in compliance with applicable laws and regulations and attempt to resolve environmental litigation on terms as favorable to us as possible.

Consolidated Results of Operations

Sales of products by metal for the three-month periods ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Silver	$77,760	$37,572
Gold	101,408	90,694
Lead	15,893	6,420
Zinc	29,191	17,308
Less: Smelter and refining charges	(13,400)	(15,069)
Sales of products	$210,852	$136,925

The fluctuations in sales for the first quarter of 2021 compared to the first quarter of 2020 were primarily due to the following two reasons:

•	Higher average realized prices for silver, gold, lead and zinc. These price variances are illustrated in the table below.

	Three months ended March 31,
	2021	2020
Silver – London PM Fix ($/ounce)	$26.29	$16.94
Realized price per ounce	$25.66	$14.48
Gold – London PM Fix ($/ounce)	$1,798	$1,583
Realized price per ounce	$1,770	$1,588
Lead – LME Final Cash Buyer ($/pound)	$0.92	$0.84
Realized price per pound	$0.92	$0.78
Zinc – LME Final Cash Buyer ($/pound)	$1.25	$0.96
Realized price per pound	$1.32	$0.88

Average realized prices typically differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement.  For the first quarter of 2021, we recorded net positive price adjustments to provisional settlements of $0.6 million compared to net positive price adjustments to provisional settlements of $2.6 million in the first quarter of 2020. The price adjustments related to silver, gold, lead and zinc contained in our concentrate shipments were largely offset by gains and losses on forward contracts for those metals for the first quarter of 2021. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.

•

Higher quantities of silver, gold, zinc and lead sold as a result of the timing of shipments and higher production of silver, lead and zinc. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, The San Sebastian Segment and The Nevada Operations Segment sections below for more information on metals production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

	Three Months Ended March 31,
	2021	2020
Silver - Ounces produced	3,459,446	3,245,469
Payable ounces sold	3,030,026	2,582,279
Gold - Ounces produced	52,004	58,792
Payable ounces sold	57,286	57,103
Lead - Tons produced	10,704	5,893
Payable tons sold	8,668	4,130
Zinc - Tons produced	16,107	12,847
Payable tons sold	11,027	9,836

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

Sales, total cost of sales, gross profit, Cash Cost, After By-product Credits, per Ounce ("Cash Cost") (non-GAAP) and All-In Sustaining Cost, After By-product Credits, per Ounce ("AISC") (non-GAAP) at our operating units for the three-months ended March 31, 2021 and 2020 were as follows (in thousands, except for Cash Cost and AISC):

	Silver				Gold
	Greens Creek	Lucky Friday	San Sebastian	Total Silver	Casa Berardi	Nevada Operations	Total Gold
Three Months Ended March 31, 2021:
Sales	$98,409	$29,122	$173	$127,704	$72,911	$10,237	$83,148
Total cost of sales	(53,181)	(22,794)	(94)	(76,069)	(62,516)	(7,455)	(69,971)
Gross profit	$45,228	$6,328	$79	$51,635	$10,395	$2,782	$13,177
Cash Cost per silver or gold ounce	$(0.67)	$7.62	$—	$1.40	$1,027	$1,416	$1,052
AISC per silver or gold ounce	$1.59	$14.24	$—	$7.21	$1,272	$1,461	$1,284
Three Months Ended March 31, 2020:
Sales	$53,833	$2,830	$9,927	$66,590	$46,172	$24,163	$70,335
Total cost of sales	(49,182)	(2,832)	(8,300)	(60,314)	(48,325)	(16,914)	(65,239)
Gross profit	$4,651	$(2)	$1,627	$6,276	$(2,153)	$7,249	$5,096
Cash Cost per silver or gold ounce	$5.63	$—	$6.91	$5.77	$1,268	$735	$1,061
AISC per silver or gold ounce	$7.90	$—	$9.59	$11.06	$1,615	$808	$1,302

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

While revenue from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product of Greens Creek, Lucky Friday and San Sebastian is appropriate because:

•	silver has historically accounted for a higher proportion of revenue than any other metal and is expected to do so in the future;
•

we have historically presented these units as a producer primarily of silver, based on the original analysis that justified putting the project into production, and believe that consistency in disclosure is important to our investors regardless of the relationships of metals prices and production from year to year;

•	metallurgical treatment maximizes silver recovery;
•

the Greens Creek deposit is a massive sulfide deposit containing an unusually high proportion of silver; and in most of its working areas, Greens Creek utilizes selective mining methods in which silver is the metal targeted for highest recovery.

Likewise, we believe the identification of gold, lead and zinc as by-product credits at Greens Creek, Lucky Friday and San Sebastian is appropriate because of their lower economic value compared to silver and due to the fact that silver is the primary product we intend to produce. In addition, we have not consistently received sufficient revenue from any single by-product metal to warrant classification of such as a co-product.

We periodically review our revenues to ensure that reporting of primary products and by-products is appropriate. Because for Greens Creek, Lucky Friday and San Sebastian we consider zinc, lead and gold to be by-products of our silver production, the values of these metals offset operating costs within our calculations of Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce.

We believe the identification of silver as a by-product credit is appropriate at Casa Berardi and Nevada Operations because of its lower economic value compared to gold and due to the fact that gold is the primary product we intend to produce there. In addition, we do not receive sufficient revenue from silver at Casa Berardi to warrant classification of such as a co-product. Because we consider silver to be a by-product of our gold production at Casa Berardi and Nevada Operations, the value of silver offsets operating costs within our calculations of Cash Cost, After By-product Credits, per Gold Ounce and AISC, After By-product Credits, per Gold Ounce.

For the first quarter of 2021, we recorded income applicable to common stockholders of $18.8 million ($0.04 per basic common share), compared to a loss of $17.3 million ($0.03 per basic common share) during the first quarter of 2020. The following factors contributed to the results for the first three months of 2021 compared to the first quarter of 2020:

•

Variances in gross profit (loss) at our operating units as illustrated in the table above. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, The San Sebastian Segment and The Nevada Operations Segment sections below.

•

Ramp-up costs at Lucky Friday decreased by $8.1 million in the first quarter of 2021 compared to the first quarter of 2020 due to the return to full production starting in the fourth quarter of 2020. See The Lucky Friday Segment section below.

•

Lower interest expense by $5.6 million in the first quarter of 2021 compared to the first quarter of 2020, with the decrease due to the following items in 2020: (i) interest recognized on both our 7.25% Senior Notes due February 15, 2028 ("Senior Notes") and our previously-outstanding 6.875% Senior Notes that were due in 2021 ("2021 Notes") for an overlapping period of almost one month, as the Senior Notes were issued on February 19, 2020 and the 2021 Notes were redeemed on March 19, 2020, (ii) $1.7 million in unamortized initial purchaser discount on the 2021 Notes recognized as expense upon their redemption and (iii) higher interest related to amounts drawn on our revolving credit facility.

•

A net loss on investments in other mining companies of $2.4 million, including a $3.6 million unrealized loss and a $1.2 million gain on exchange of investments, in the first quarter of 2021 compared to a net loss of $1.0 million in the first quarter of 2020.

•

Higher other operating expense by $2.7 million in the first quarter of 2021 compared to the first quarter of 2020 due to project costs incurred to identify and implement potential operational improvements at Casa Berardi.

•

Provision for closed operations and environmental matters increased by $3.2 million in the first quarter of 2021 compared to the first quarter of 2020 primarily due to a $2.9 million increase in the accrual for estimated costs at the Johnny M site in New Mexico (see Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

•

Exploration and pre-development expense increased by $3.6 million in the first quarter of 2021 compared to the first quarter of 2020. In the first quarter of 2021, exploration was primarily at our San Sebastian, Casa Berardi and Nevada Operations units.

•

A gain on metal derivatives contracts of $0.5 million in the first quarter of 2021 compared to a gain of $7.9 million in the first quarter of 2020. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

•

A net foreign exchange loss in the first quarter of 2021 of $2.1 million versus a net gain of $6.6 million in the first quarter of 2020, with the variance primarily related to the impact of a weakening of the Canadian dollar ("CAD") relative to the U.S. dollar ("USD") on remeasurement of our assets and liabilities in Quebec. During the first quarter of 2021, the applicable CAD-to-USD exchange rate decreased from 1.2732 to 1.2575, compared to an increase in the rate from 1.2989 to 1.4186 during the first quarter of 2020.

•

An income and mining tax provision of $4.6 million in the first quarter of 2021 compared to an income and mining tax benefit of $1.1 million in the first quarter of 2020.  The provision in the 2021 period is primarily the result of income in Quebec and the reclassification of certain income-based state and provincial taxes from Cost of sales and other direct production costs to Income and mining tax provision (see Note 3 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

The Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three months ended March 31,
	2021	2020
Sales	$98,409	$53,833
Cost of sales and other direct production costs	(38,360)	(36,753)
Depreciation, depletion and amortization	(14,821)	(12,429)
Total cost of sales	(53,181)	(49,182)
Gross profit	$45,228	$4,651
Tons of ore milled	194,080	198,804
Production:
Silver (ounces)	2,584,870	2,775,707
Gold (ounces)	13,266	12,273
Zinc (tons)	13,354	12,487
Lead (tons)	4,924	5,198
Payable metal quantities sold:
Silver (ounces)	2,247,274	2,093,720
Gold (ounces)	10,547	10,321
Zinc (tons)	9,097	9,652
Lead (tons)	3,645	3,460
Ore grades:
Silver ounces per ton	16.01	16.87
Gold ounces per ton	0.09	0.08
Zinc percent	7.62	6.89
Lead percent	3.06	3.12
Total production cost per ton	$182.61	$185.92
Cash Cost, After By-product Credits, per Silver Ounce (1)	$(0.67)	$5.63
AISC, After By-product Credits, per Silver Ounce (1)	$1.59	$7.90
Capital additions	$4,892	$5,510

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

The $40.6 million increase in gross profit during the first quarter of 2021 compared to the same 2020 period was the result of higher sales due to:

•	higher realized prices for silver, gold, zinc and lead;
•

higher overall metals sales volumes due to the timing of concentrate shipments. Silver sales volume was higher in spite of lower silver production primarily resulting from lower grades due to normal variations in the ore body; and

•	lower concentrate treatment costs of $5.7 million primarily as a result of favorable changes in smelter terms, with approximately $4 million to be non-recurring.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, per Silver Ounce for the first quarter of 2021 compared to the first quarter of 2020:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended March 31,
	2021	2020
Cash Cost, Before By-product Credits, per Silver Ounce	$18.98	$20.09
By-product credits	(19.65)	(14.46)
Cash Cost, After By-product Credits, per Silver Ounce	$(0.67)	$5.63

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended March 31,
	2021	2020
AISC, Before By-product Credits, per Silver Ounce	$21.24	$22.36
By-product credits	(19.65)	(14.46)
AISC, After By-product Credits, per Silver Ounce	$1.59	$7.90

The decrease in Cash Costs and AISC, After By-Product Credits, per Silver Ounce for the first quarter of 2021 compared to 2020 was primarily due to the higher by-product credits, lower treatment costs and reclassification of mine license tax from production costs to income and mining tax provision effective January 1, 2021.

Restrictions imposed by the State of Alaska beginning in late March 2020 in response to the COVID-19 virus pandemic, including the requirement for employees returning to Alaska to self-quarantine for 14 days (changed in June 2020 to 7 days), has caused us to revise the normal operating procedures and incur additional costs for staffing operations at Greens Creek. The changes at Greens Creek have not materially impacted our operations to date; however, restrictions could have a material impact if they continue longer than anticipated or become broader.

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2021	2020
Sales	$29,122	$2,830
Cost of sales and other direct production costs	(16,458)	(2,530)
Depreciation, depletion and amortization	(6,336)	(302)
Total cost of sales	(22,794)	(2,832)
Gross profit (loss)	$6,328	$(2)
Tons of ore milled	81,071	10,219
Production:
Silver (ounces)	863,901	95,748
Lead (tons)	5,780	695
Zinc (tons)	2,753	360
Payable metal quantities sold:
Silver (ounces)	763,823	101,102
Lead (tons)	5,023	670
Zinc (tons)	1,930	184
Ore grades:
Silver ounces per ton	11.18	9.87
Lead percent	7.51	7.23
Zinc percent	3.70	3.85
Total production cost per ton	$181.28	$—
Cash Cost, After By-product Credits, per Silver Ounce (1)	$7.62	$—
AISC, After By-product Credits, per Silver Ounce (1)	$14.24	$—
Capital additions	$5,912	$4,295

The increases in sales, gross profit, ore tonnage and metals production in the first quarter of 2021 compared to the first quarter of 2020 was the result of a full quarter of production following the return to full production during the fourth quarter of 2020 (discussed further below).

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, per Silver Ounce for the first quarter of 2021. Total production costs and Cash Cost and AISC, After By-product Credits, per Silver Ounce are not presented for the first quarter of 2020, as production was limited during the ramp-up after the strike and results are not comparable.

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

Three Months Ended March 31,
2021
Cash Cost, Before By-product Credits, per Silver Ounce	24.43
By-product credits	(16.81)
Cash Cost, After By-product Credits, per Silver Ounce	7.62

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

Three Months Ended March 31,
2021
AISC, Before By-product Credits, per Silver Ounce	$31.05
By-product credits	(16.81)
AISC, After By-product Credits, per Silver Ounce	14.24

Many of the employees at our Lucky Friday unit are represented by a union, and the current collective bargaining agreement with the union expires on January 6, 2023. The unionized employees were on strike from March 13, 2017 until January 7, 2020, when the union ratified a new collective bargaining agreement. Salaried personnel performed limited production and capital improvements from July 2017 until the end of the strike. Re-staffing of the mine commenced in the first quarter of 2020. We have substantially completed the re-staffing and ramp-up process, and the mine has returned to full production starting with the fourth quarter of 2020. Costs related to ramp-up activities totaled $8.1 million in the first quarter of 2020, which include non-cash depreciation expense of $1.8 million and are reported in a separate line item on our consolidated statements of operations, with no ramp-up costs recognized in the first quarter of 2021. These ramp-up costs are excluded from the calculation of gross profit, total production cost per ton, Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce, when presented.

See Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited) for a contingency related to groundwater monitoring at the Lucky Friday mine in prior periods.

The Casa Berardi Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2021	2020
Sales	$72,911	$46,172
Cost of sales and other direct production costs	(36,975)	(31,928)
Depreciation, depletion and amortization	(25,541)	(16,397)
Total cost of sales	(62,516)	(48,325)
Gross profit (loss)	$10,395	$(2,153)
Tons of ore milled	368,403	331,618
Production:
Gold (ounces)	36,190	26,752
Silver (ounces)	10,675	5,934
Payable metal quantities sold:
Gold (ounces)	40,869	29,082
Silver (ounces)	8,715	8,423
Ore grades:
Gold ounces per ton	0.120	0.102
Silver ounces per ton	0.04	0.02
Total production cost per ton	$99.67	$102.45
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,027	$1,268
AISC, After By-product Credits, per Gold Ounce (1)	$1,272	$1,615
Capital additions	$13,847	$8,506

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

Gross profit increased by $12.5 million for the first quarter of 2021 compared to the first quarter of 2020 primarily due to higher sales resulting from higher average gold prices and volume, partially offset by higher total cost of sales resulting from the higher sales volume. The lower gold volume in the first quarter of 2020 resulted from reduced ore grades and lower production than anticipated due to a government COVID-19-related order. In late March 2020, the Government of Quebec ordered the mining industry to reduce to minimum operations as part of the fight against the COVID-19 virus, causing us to suspend our Casa Berardi operations from March 24, 2020 until April 15, 2020, when limited mining operations resumed, resulting in reduced mill throughput. As a result of the suspension of operations, gold production was negatively impacted by approximately 5,200 and 6,500 ounces in March and April 2020, respectively. Production may continue to be adversely impacted by the COVID-19 mitigation practices in place until they are no longer required. Suspension-related costs totaling $0.9 million for the first quarter of 2020 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, mining and milling cost per ton, and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

Total capital additions increased by $5.3 million in the first quarter of 2021 compared to the first quarter of 2020 primarily due to growth capital costs incurred for development of the new 160 zone open pit mine, partially offset by lower sustaining capital costs. We expect limited ore production from the 160 zone pit to begin in the fourth quarter of 2021.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, per Gold Ounce for the first quarter of 2021 compared to the first quarter of 2020:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three Months Ended March 31,
	2021	2020
Cash Cost, Before By-product Credits, per Gold Ounce	$1,035	$1,272
By-product credits	(8)	(4)
Cash Cost, After By-product Credits, per Gold Ounce	$1,027	$1,268

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Three Months Ended March 31,
	2021	2020
AISC, Before By-product Credits, per Gold Ounce	$1,280	$1,619
By-product credits	(8)	(4)
AISC, After By-product Credits, per Gold Ounce	$1,272	$1,615

The decrease in Cash Cost and AISC, After By-product Credits, per Gold Ounce for the first quarter of 2021 compared to the first quarter of 2020 was primarily the result of higher gold production, with AISC, After By-product Credits, per Gold Ounce also impacted by lower sustaining capital spending, partially offset by higher exploration spending.

The San Sebastian Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2021	2020
Sales	$173	$9,927
Cost of sales and other direct production costs	(94)	(6,827)
Depreciation, depletion and amortization	—	(1,473)
Total cost of sales	(94)	(8,300)
Gross profit	$79	$1,627
Tons of ore milled	—	35,476
Production:
Silver (ounces)	—	346,625
Gold (ounces)	—	2,802
Payable metal quantities sold:
Silver (ounces)	3,392	353,696
Gold (ounces)	47	2,824
Ore grades:
Silver ounces per ton	—	10.64
Gold ounces per ton	—	0.091
Total production cost per ton	$—	$178.02
Cash Cost, After By-product Credits, per Silver Ounce (1)	$—	$6.91
AISC, After By-product Credits, per Silver Ounce (1)	$—	$9.59
Capital additions	$—	$803

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

The $1.5 million decrease in gross profit in the first quarter of 2021 compared to the first quarter of 2020 is primarily due to lower metal volumes. Mining at San Sebastian was completed in the third quarter of 2020, and milling was completed in the fourth quarter of 2020, with exploration and evaluation activities ongoing.

Suspension-related costs at San Sebastian totaling $0.7 million for the first quarter of 2021 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, total production costs and Cash Cost and AISC, After By-product Credits, per Silver Ounce.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for the first quarter of 2020:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

Three Months Ended March 31,
2020
Cash Cost, Before By-product Credits, per Silver Ounce	$19.67
By-product credits	(12.76)
Cash Cost, After By-product Credits, per Silver Ounce	$6.91

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

Three Months Ended March 31,
2020
AISC, Before By-product Credits, per Silver Ounce	$22.35
By-product credits	(12.76)
AISC, After By-product Credits, per Silver Ounce	$9.59

The Nevada Operations Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2021	2020
Sales	$10,237	$24,163
Cost of sales and other direct production costs	(4,822)	(7,849)
Depreciation, depletion and amortization	(2,633)	(9,065)
Total cost of sales	(7,455)	(16,914)
Gross profit	$2,782	$7,249
Tons of ore milled	16,459	17,298
Production:
Gold (ounces)	2,548	16,965
Silver (ounces)	—	21,455
Payable metal quantities sold:
Gold (ounces)	5,823	14,876
Silver (ounces)	6,821	25,339
Ore grades:
Gold ounces per ton	0.185	1.055
Silver ounces per ton	—	1.47
Total production cost per ton	$360.72	$745.14
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,416	$735
AISC, After By-product Credits, per Gold Ounce (1)	$1,461	$808
Capital additions	$89	$857

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

The decrease in gross profit for the first quarter of 2021 compared to the first quarter of 2020 is a result of lower metals production. During the second half of 2020, all ore mined at the Nevada Operations was stockpiled, with no ore milled and no production reported during that period. Mining of non-refractory ore at Fire Creek in areas where development has already been performed was completed in the fourth quarter of 2020. Processing of the stockpiled non-refractory ore at the Midas mill commenced at the end of the first quarter of 2021, and is expected to be completed in the second quarter. In addition, third-party processing of a bulk sample of Fire Creek refractory ore commenced in the first quarter of 2021 and is expected to be completed in the second quarter. Fire Creek is expected to be placed on care-and-maintenance in the second quarter of 2021 after its remaining non-refractory ore stockpile is processed. We also expect to process an additional 10,000 tons of Fire Creek refractory ore at the third-party facility in the second half of 2021.

Production was suspended at the Hollister mine in the third quarter of 2019 and at the Midas mine and Aurora mill in late-2019. Suspension-related costs at Nevada Operations totaling $3.6 million and $4.0 million for the first quarters of 2021 and 2020, respectively, are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, total production costs per ton and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

Total production costs per ton were lower by 52% for the first quarter of 2021 compared to the first quarter of 2020, primarily due to lower mining and milling costs, as production for the 2021 period was from stockpiled bulk sample material processed at a third-party facility.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for the first quarter of 2021 and 2020:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three Months Ended March 31,
	2021	2020
Cash Cost, Before By-product Credits, per Gold Ounce	$1,416	$756
By-product credits	—	(21)
Cash Cost, After By-product Credits, per Gold Ounce	$1,416	$735

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Three Months Ended March 31,
	2021	2020
AISC, Before By-product Credits, per Gold Ounce	$1,461	$829
By-product credits	—	(21)
AISC, After By-product Credits, per Gold Ounce	$1,461	$808

The increase in Cash Costs and AISC, After By-product Credits, per Gold ounce in the first quarter of 2021 compared to the first quarter of 2020 was due to lower gold production resulting from decreased grades and ore volume.

See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks in our 2020 Form 10-K for a discussion of certain risks relating to our recent and ongoing analysis of the carrying value of the Nevada assets.

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans provide a significant benefit to our employees, but represent a significant liability to us. The liability recorded for the underfunded status of our plans was $29.6 million and $44.9 million as of March 31, 2021 and December 31, 2020, respectively. In January 2021, we contributed $16.8 million in shares of our common stock to our supplemental executive retirement plan ("SERP"), and expect to contribute an additional approximately $0.8 million to the SERP in 2021. We do not expect to be required to contribute to our defined benefit pension plans in 2021, but we may choose to do so. While the economic variables which will determine future funding requirements are uncertain, we expect contributions to continue to be required in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness. See Note 9 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for more information.

Income and Mining Taxes

During the first quarter of 2021, an income and mining tax provision of approximately $4.6 million resulted in an effective tax rate of 19.6% for that period. This compares to an income and mining tax benefit of $1.1 million, or an effective tax rate of 5.8%, for the first quarter of 2020. The comparability of our income and mining tax (provision) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates; (v) percentage depletion; (vi) the non-recognition of tax assets; and (vii) the reclassification of the Alaska mine license tax effective January 1, 2021, which increased our income and mining tax provision by $3.0 million. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.

Each reporting period we assess our deferred tax balances based on a review of long-range forecasts and quarterly activity. A valuation allowance is provided for deferred tax assets for which it is more likely than not the related tax benefits will not be realized. We analyze our deferred tax assets and, if it is determined that we will not realize all or a portion of our deferred tax assets, we will record or increase a valuation allowance. Conversely, if it is determined we will ultimately more likely than not be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact our ability to realize our deferred tax assets. For additional information, please see Item 1A - Risk Factors in our 2020 10-K.

Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations at the Greens Creek, Lucky Friday, San Sebastian, Casa Berardi and Nevada Operations units and for the Company for the three-month periods ended March 31, 2021 and 2020.

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

Cash Cost, Before By-product Credits and AISC, Before By-product Credits include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining expense, on-site general and administrative costs and royalties. AISC, Before By-product Credits for each mine also includes on-site exploration, reclamation, and sustaining capital costs.  AISC, Before By-product Credits for our consolidated silver properties also includes corporate costs for general and administrative expense, exploration and sustaining capital projects.  By-product credits include revenues earned from all metals other than the primary metal produced at each unit.  As depicted in the tables below, by-product credits comprise an essential element of our silver unit cost structure, distinguishing our silver operations due to the polymetallic nature of their orebodies.

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

In thousands (except per ounce amounts)	Three Months Ended March 31, 2021
	Greens Creek	Lucky Friday(2)	San Sebastian(3)	Corporate(4)	Total Silver
Total cost of sales	$53,181	$22,794	$94		$76,069
Depreciation, depletion and amortization	(14,821)	(6,336)	—		(21,157)
Treatment costs	10,541	4,978	—		15,519
Change in product inventory	401	(93)	—		308
Reclamation and other costs	(261)	(233)	(94)		(588)
Cash Cost, Before By-product Credits (1)	49,041	21,110	—		70,151
Reclamation and other costs	848	264	—		1,112
Exploration	123	—	—	435	558
Sustaining capital	4,892	5,454	—	—	10,346
General and administrative				8,007	8,007
AISC, Before By-product Credits (1)	54,904	26,828	—		90,174
By-product credits:
Zinc	(22,767)	(4,753)	—		(27,520)
Gold	(20,996)	—	—		(20,996)
Lead	(7,020)	(9,775)	—		(16,795)
Total By-product credits	(50,783)	(14,528)	—		(65,311)
Cash Cost, After By-product Credits	$(1,742)	$6,582	$—		$4,840
AISC, After By-product Credits	$4,121	$12,300	$—		$24,863
Divided by ounces produced	2,585	864	—		3,449
Cash Cost, Before By-product Credits, per Ounce	$18.98	$24.43	$—		$20.34
By-product credits per ounce	(19.65)	(16.81)	—		(18.94)
Cash Cost, After By-product Credits, per Ounce	$(0.67)	$7.62	$—		$1.40
AISC, Before By-product Credits, per Ounce	$21.24	$31.05	$—		$26.15
By-product credits per ounce	(19.65)	(16.81)	—		(18.94)
AISC, After By-product Credits, per Ounce	$1.59	$14.24	$—		$7.21

In thousands (except per ounce amounts)	Three Months Ended March 31, 2021
	Casa Berardi (5)	Nevada Operations (6)	Total Gold
Total cost of sales	$62,516	$7,455	$69,971
Depreciation, depletion and amortization	(25,541)	(2,633)	(28,174)
Treatment costs	714	11	725
Change in product inventory	(47)	(1,084)	(1,131)
Reclamation and other costs	(208)	(27)	(235)
Cash costs excluded	—	(115)	(115)
Cash Cost, Before By-product Credits (1)	37,434	3,607	41,041
Reclamation and other costs	208	27	235
Exploration	907	—	907
Sustaining capital	7,758	89	7,847
General and administrative			—
AISC, Before By-product Credits (1)	46,307	3,723	50,030
By-product credits:
Silver	(278)	—	(278)
Total By-product credits	(278)	—	(278)
Cash Cost, After By-product Credits	$37,156	$3,607	$40,763
AISC, After By-product Credits	$46,029	$3,723	$49,752
Divided by ounces produced	36	3	39
Cash Cost, Before By-product Credits, per Ounce	$1,035	$1,416	$1,059
By-product credits per ounce	(8)	—	(7)
Cash Cost, After By-product Credits, per Ounce	$1,027	$1,416	$1,052
AISC, Before By-product Credits, per Ounce	$1,280	$1,461	$1,291
By-product credits per ounce	(8)	—	(7)
AISC, After By-product Credits, per Ounce	$1,272	$1,461	$1,284

In thousands (except per ounce amounts)	Three Months Ended March 31, 2021
	Total Silver	Total Gold	Total
Total cost of sales	$76,069	$69,971	$146,040
Depreciation, depletion and amortization	(21,157)	(28,174)	(49,331)
Treatment costs	15,519	725	16,244
Change in product inventory	308	(1,131)	(823)
Reclamation and other costs	(588)	(235)	(823)
Cash costs excluded	—	(115)	(115)
Cash Cost, Before By-product Credits (1)	70,151	41,041	111,192
Reclamation and other costs	1,112	235	1,347
Exploration	558	907	1,465
Sustaining capital	10,346	7,847	18,193
General and administrative	8,007	—	8,007
AISC, Before By-product Credits (1)	90,174	50,030	140,204
By-product credits:
Zinc	(27,520)	—	(27,520)
Gold	(20,996)	—	(20,996)
Lead	(16,795)	—	(16,795)
Silver		(278)	(278)
Total By-product credits	(65,311)	(278)	(65,589)
Cash Cost, After By-product Credits	$4,840	$40,763	$45,603
AISC, After By-product Credits	$24,863	$49,752	$74,615
Divided by ounces produced	3,449	39
Cash Cost, Before By-product Credits, per Ounce	$20.34	$1,059
By-product credits per ounce	(18.94)	(7)
Cash Cost, After By-product Credits, per Ounce	$1.40	$1,052
AISC, Before By-product Credits, per Ounce	$26.15	$1,291
By-product credits per ounce	(18.94)	(7)
AISC, After By-product Credits, per Ounce	$7.21	$1,284

In thousands (except per ounce amounts)	Three Months Ended March 31, 2020
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(4)	Total Silver
Total cost of sales	$49,182	$2,832	$8,300		$60,314
Depreciation, depletion and amortization	(12,429)	(302)	(1,473)		(14,204)
Treatment costs	15,826	432	104		16,362
Change in product inventory	2,870	914	253		4,037
Reclamation and other costs	319	—	(361)		(42)
Exclusion of Lucky Friday costs	—	(3,876)	—		(3,876)
Cash Cost, Before By-product Credits (1)	55,768	—	6,823		62,591
Reclamation and other costs	788	—	114		902
Exploration	4	—	767	350	1,121
Sustaining capital	5,510	—	56	—	5,566
General and administrative				8,939	8,939
AISC, Before By-product Credits (1)	62,070	—	7,760		79,119
By-product credits:
Zinc	(16,026)	—	—		(16,026)
Gold	(17,197)	—	(4,429)		(21,626)
Lead	(6,926)	—	—		(6,926)
Total By-product credits	(40,149)	—	(4,429)		(44,578)
Cash Cost, After By-product Credits	$15,619	$—	$2,394		$18,013
AISC, After By-product Credits	$21,921	$—	$3,331		$34,541
Divided by ounces produced	2,776	—	347		3,123
Cash Cost, Before By-product Credits, per Ounce	$20.09	$—	$19.67		$20.04
By-product credits per ounce	(14.46)	—	(12.76)		(14.27)
Cash Cost, After By-product Credits, per Ounce	$5.63	$—	$6.91		$5.77
AISC, Before By-product Credits, per Ounce	$22.36	$—	$22.35		$25.33
By-product credits per ounce	(14.46)	—	(12.76)		(14.27)
AISC, After By-product Credits, per Ounce	$7.90	$—	$9.59		11.06

In thousands (except per ounce amounts)	Three Months Ended March 31, 2020
	Casa Berardi	Nevada Operations	Total Gold
Total cost of sales	$48,325	$16,914	$65,239
Depreciation, depletion and amortization	(16,397)	(9,065)	(25,462)
Treatment costs	574	26	600
Change in product inventory	1,608	5,280	6,888
Reclamation and other costs	(97)	(326)	(423)
Cash Cost, Before By-product Credits (1)	34,013	12,829	46,842
Reclamation and other costs	96	327	423
Exploration	691	85	776
Sustaining capital	8,506	826	9,332
AISC, Before By-product Credits (1)	43,306	14,067	57,373
By-product credits:
Silver	(100)	(353)	(453)
Total By-product credits	(100)	(353)	(453)
Cash Cost, After By-product Credits	$33,913	$12,476	$46,389
AISC, After By-product Credits	$43,206	$13,714	$56,920
Divided by ounces produced	27	17	44
Cash Cost, Before By-product Credits, per Ounce	$1,272	$756	$1,071
By-product credits per ounce	(4)	(21)	(10)
Cash Cost, After By-product Credits, per Ounce	$1,268	$735	$1,061
AISC, Before By-product Credits, per Ounce	$1,619	$829	$1,312
By-product credits per ounce	(4)	(21)	(10)
AISC, After By-product Credits, per Ounce	$1,615	$808	$1,302

In thousands (except per ounce amounts)	Three Months Ended March 31, 2020
	Total Silver	Total Gold	Total
Total cost of sales	$60,314	$65,239	$125,553
Depreciation, depletion and amortization	(14,204)	(25,462)	(39,666)
Treatment costs	16,362	600	16,962
Change in product inventory	4,037	6,888	10,925
Reclamation and other costs	(42)	(423)	(465)
Exclusion of Lucky Friday costs	(3,876)	—	(3,876)
Cash Cost, Before By-product Credits (1)	62,591	46,842	109,433
Reclamation and other costs	902	423	1,325
Exploration	1,121	776	1,897
Sustaining capital	5,566	9,332	14,898
General and administrative	8,939	—	8,939
AISC, Before By-product Credits (1)	79,119	57,373	136,492
By-product credits:
Zinc	(16,026)	—	(16,026)
Gold	(21,626)	—	(21,626)
Lead	(6,926)	—	(6,926)
Silver	0	(453)	(453)
Total By-product credits	(44,578)	(453)	(45,031)
Cash Cost, After By-product Credits	$18,013	$46,389	$64,402
AISC, After By-product Credits	$34,541	$56,920	$91,461
Divided by ounces produced	3,123	44
Cash Cost, Before By-product Credits, per Ounce	$20.04	$1,071
By-product credits per ounce	(14.27)	(10)
Cash Cost, After By-product Credits, per Ounce	$5.77	$1,061
AISC, Before By-product Credits, per Ounce	$25.33	$1,312
By-product credits per ounce	(14.27)	(10)
AISC, After By-product Credits, per Ounce	$11.06	$1,302

(1)

Includes all direct and indirect operating costs related to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs and royalties, before by-product revenues earned from all metals other than the primary metal produced at each unit.  AISC, Before By-product Credits also includes on-site exploration, reclamation, and sustaining capital costs.

(2)

The unionized employees at Lucky Friday were on strike from March 2017 until January 2020, and production at Lucky Friday had been limited from the start of the strike until the ramp-up was substantially completed in the fourth quarter of 2020. Costs related to ramp-up activities totaling $6.3 million, along with $1.8 million in non-cash depreciation expense, in the first quarter of 2020 have been excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

(3)

Mining at San Sebastian was completed in the third quarter of 2020, and milling was completed in the fourth quarter of 2020. Suspension-related costs at San Sebastian totaling $0.7 million for the first quarter of 2021 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

(4)	AISC, Before By-product Credits for our consolidated silver properties includes corporate costs for general and administrative expense, exploration and sustaining capital.

(5)

In late March 2020, the Government of Quebec ordered the mining industry to reduce to minimum operations as part of the fight against the COVID-19 virus, causing us to suspend our Casa Berardi operations from approximately March 24 until April 15, when limited mining operations resumed, resulting in reduced mill throughput. Suspension-related costs totaling $0.9 million for the first quarter of 2020 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

(6)

Production was suspended at the Hollister and Midas mines and Aurora mill in the latter part of 2019. Suspension-related costs at Nevada Operations totaling $3.6 million and $4.0 million for the first quarters of 2021 and 2020, respectively, are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

Financial Liquidity and Capital Resources

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

At March 31, 2021, we had $139.8 million in cash and cash equivalents, of which $16.8 million was held in foreign subsidiaries' local currency denominated accounts readily convertible to U.S. dollars that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from our U.S. operations are adequate to fund our U.S. operations and corporate activities.

Our liquid assets include (in millions):

	March 31, 2021	December 31, 2020
Cash and cash equivalents held in U.S. dollars	$123.0	$116.4
Cash and cash equivalents held in foreign currency	16.8	13.4
Total cash and cash equivalents	139.8	129.8
Marketable equity securities, current and non-current	11.7	19.3
Total cash, cash equivalents and investments	$151.5	$149.1

Cash and cash equivalents increased by $10.0 million in the first three months of 2021 as a result of operational performance. Cash held in foreign currencies represents balances in CAD and Mexican pesos ("MXN"), with a $3.4 million increase in the first quarter of 2021 resulting from an increase in CAD held. The value of marketable equity securities decreased by $7.6 million.

On February 19, 2020, we completed an offering of Senior Notes in the total principal amount of USD$475 million. The Senior Notes are due February 15, 2028 and bear interest at a rate of 7.25% per year from the most recent payment date to which interest has been paid or provided for.  In July 2020, we agreed to issue our Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”) for CAD$50 million (approximately USD$36.8 million at the time of the transaction) in aggregate principal, which mature in July 2025 and bear interest at a rate of 6.515% per year. We also have a $250 million revolving credit facility, with interest is payable on amounts drawn at an annual rate of between 2.25% and 4.00% over the London Interbank Offered Rate, or between 1.25% and 3.00% over an alternative base rate. There was no amount outstanding under the revolving credit facility as of March 31, 2021, with the exception of $20.3 million utilized for letters of credit. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our debt arrangements.

We continue to address the COVID-19 outbreak and face uncertainty related to the potential additional impact it could have on our operations. It is possible that future restrictions at any of our operations could have an adverse impact on operations or financial results, including materially so, beyond 2021. We have taken precautionary measures to mitigate the impact of COVID-19, including implementing revised operational plans. As long as they are required, the revised operational practices could continue to have an adverse impact on our operating results due to deferred production and revenues or additional costs. If required, increasing or prolonged restrictions on our operations could require access to additional sources of liquidity, which may not be available to us. See Item 1A. Risk Factors - Natural disasters, public health crises, political crises (including COVID-19), and other catastrophic events or other events outside of our control may materially and adversely affect our business or financial results and COVID-19 virus pandemic may heighten other risks in our 2020 Form 10-K for information on how restrictions related to COVID-19 have affected some of our operations.

Pursuant to our common stock dividend policy described in Note 10 of Notes to Consolidated Financial Statements in our 2020 Form 10-K, our Board of Directors declared and paid dividends on common stock totaling $4.7 million in the first quarter of 2021 and $1.3 million in the first quarter of 2020.  Our dividend policy has a silver-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter.  Another component of our common stock dividend policy anticipates paying an annual minimum dividend. During May 2021, our Board of Directors approved an increase in our silver-linked dividend by $0.01 per year and approved a quarterly silver-linked dividend of $0.075 based on the first quarter of 2021 realized silver price of $25.66. The table below provides an overview of the augmented silver-linked dividend policy and the increased minimum dividends.

Quarterly Average Realized Silver Price per Ounce	Quarterly Silver-Linked Dividend per Share	Annualized Silver-Linked Dividend per Share	Annualized Minimum Dividend	Annualized Dividends per Share: Silver-Linked and Minimum
$25	$0.0075	$0.03	$0.015	$0.045
$30	$0.0125	$0.05	$0.015	$0.065
$35	$0.0225	$0.09	$0.015	$0.105
$40	$0.0325	$0.13	$0.015	$0.145
$45	$0.0425	$0.17	$0.015	$0.185
$50	$0.0525	$0.21	$0.015	$0.225

The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

Pursuant to our stock repurchase program described in Note 10 of Notes to Consolidated Financial Statements in our 2020 Form 10-K, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of March 31, 2021 and December 31, 2020, 934,100 shares had been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. We have not repurchased any shares since June 2014. The closing price of our common stock at May 4, 2021, was $6.25 per share.

Pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any shares issued under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. No shares have been sold under the agreement as of March 31, 2021.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability of our revolving credit facility, we believe we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes and IQ Notes; principal and interest payments under our revolving credit facility; deferral of revenues, care-and-maintenance and other costs related to addressing the impacts of COVID-19 on our operations; capital expenditures at our operations; potential acquisitions of other mining companies or properties; regulatory matters; litigation; potential repurchases of our common stock under the program described above; and payment of dividends on common stock, if declared by our board of directors. We currently estimate a total of approximately $110 million will be spent in 2021 on capital expenditures, primarily for equipment, infrastructure, and development at our mines, including $21.4 million already incurred as of March 31, 2021.  We also estimate exploration and pre-development expenditures will total approximately $38.5 million in 2021, including $6.7 million already incurred as of March 31, 2021. Our expenditures for these items and our related plans for 2021 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility, and other factors. A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans.

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash provided by operating activities (in millions)	$37.9	$4.9

Cash provided by operating activities in the first quarter of 2021 increased by $33.0 million compared to the first quarter of 2020. The increase was due to a higher net income, generated from higher metal sales volumes and realized prices, and lower product inventory, partially offset by lower accounts payable and accrued liabilities, the timing of payment of incentive compensation related to prior-year performance and higher accounts receivable due to the timing of concentrate shipments. In the first quarter of 2021, we made interest payments on our Senior Notes and IQ Notes of $17.2 million and $0.9 million, respectively, In the first quarter of 2020, we made interest payments on our previously-outstanding 2021 Notes, upon their redemption, and revolving credit facility of $13.3 million and $0.6 million, respectively.

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash used in investing activities (in millions)	$(21.4)	$(19.7)

During the first quarter of 2021 we invested $21.4 million in capital expenditures compared to $19.9 million in the first quarter of 2020, with the variance primarily due to increased spending at Casa Berardi.

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash provided by (used in) financing activities (in millions)	$(6.8)	$169.8

In the first quarter of 2020, we received $469.5 million in net proceeds from the issuance of our Senior Notes and drew $210.0 million on our revolving credit facility, and had debt repayments of $506.5 million for redemption of our 2021 Notes. We had no borrowings or repayments of debt in the first quarter of 2021. We paid cash dividends on our common stock of $4.7 million and $1.3 million in the first quarter of 2021 and 2020, respectively, and cash dividends of $0.1 million on our Series B Preferred Stock during each of those periods. We made repayments on our capital leases of $1.9 million and $1.3 million in the first quarter of 2021 and 2020, respectively.

The effect of changes in foreign exchange rates resulted in a $0.2 million increase in cash and cash equivalents in the first quarter of 2021 compared to a decrease of $1.7 million in the first quarter of 2020, with the variance due to strengthening of the CAD and MXN relative to the USD in the 2021 period.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, IQ Notes, credit facility, outstanding purchase orders, certain capital expenditures and lease arrangements as of March 31, 2021 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligations (1)	$10,162	$—	$—	$—	$10,162
Contractual obligations (2)	2,053	—	—	—	2,053
Credit facility (3)	1,722	1,477	—	—	3,199
Finance lease commitments (4)	7,329	8,775	2,076	—	18,180
Operating lease commitments (5)	3,696	4,708	1,074	2,213	11,691
Supplemental executive retirement plan (6)	758	1,691	2,575	6,985	12,009
Senior Notes (7)	34,438	68,875	68,875	539,570	711,758
IQ Notes (8)	2,499	4,998	41,544	—	49,041
Total contractual cash obligations	$62,657	$90,524	$116,144	$548,768	$818,093

(1)

Consists of open purchase orders of approximately $2.8 million at the Greens Creek unit, $4.0 million at the Lucky Friday unit, $0.7 million at the Casa Berardi unit and $2.7 million at the Nevada Operations unit.

(2)	As of March 31, 2021, we were committed to approximately $2.1 million for various items.

(3)

We have a $250 million revolving credit agreement under which we are required to pay a standby fee of between 0.5625% and 1.00% per annum on undrawn amounts and interest of between 2.25% and 4.00% over the London Interbank Offered Rate or between 1.25% and 3.00% over an alternative base rate on drawn amounts under the revolving credit agreement. We had $20.3 million in letters of credit outstanding as of March 31, 2021. The amounts in the table above assume no additional amounts will be drawn in future periods, and include only the standby fee on the current undrawn balance. For more information on our credit facility, see Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(4)

Includes scheduled finance lease payments of $17.5 million, $0.4 million and $0.3 million (including interest), respectively, for equipment at our Greens Creek, Casa Berardi and Nevada Operations units.

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

(6)

We sponsor defined benefit pension plans covering substantially all U.S. employees and provide certain post-retirement benefits for qualifying retired employees, along with a supplemental executive retirement plan ("SERP"). These amounts represent our estimate of the future benefit payment requirements for the next 10 years for the SERP as of March 31, 2021. However, in January 2021, we contributed $16.8 million in shares of our common stock to the SERP in order to fund future benefit payments.  We believe we will have future funding requirements related to our defined benefit pension plans and benefit payment obligations for the SERP beyond 10 years; however, such funding requirements are not fixed in nature and are difficult to estimate, as they involve significant assumptions. See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

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

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At March 31, 2021, our liabilities for these matters totaled $120.3 million. Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At March 31, 2021, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Guarantor Subsidiaries

Presented below are Hecla’s unaudited interim condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of Hecla's subsidiaries of the Senior Notes (see Note 7 for more information). The Guarantors consist of the following of Hecla's 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Hecla Montana, Inc.; Revett Silver Company; RC Resources, Inc.; Troy Mine Inc.; Revett Exploration, Inc.; Revett Holdings, Inc.; Mines Management, Inc.; Newhi, Inc.; Montanore Minerals Corp.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; Hecla Juneau Mining Company; Klondex Holdings Inc.; Klondex Gold & Silver Mining Co.; Klondex Midas Holdings Limited; Klondex Aurora Mine Inc.; Klondex Hollister Mine Inc; and Hecla Quebec, Inc.. We completed the offering of the Senior Notes on February 19, 2020 under our shelf registration statement previously filed with the SEC.

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

Unaudited Interim Condensed Consolidating Balance Sheets

	As of March 31, 2021
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$95,223	$16,876	$27,651	$—	$139,750
Other current assets	7,378	149,096	1,763	(70)	158,167
Properties, plants, equipment and mineral interests - net	1,913	2,310,363	8,271	—	2,320,547
Intercompany receivable (payable)	(139,294)	(367,504)	220,389	286,409	—
Investments in subsidiaries	1,768,493	—	—	(1,768,493)	—
Other non-current assets	306,995	20,305	(121,813)	(168,874)	36,613
Total assets	$2,040,708	$2,129,136	$136,261	$(1,651,028)	$2,655,077
Liabilities and Stockholders' Equity
Current liabilities	$(233,794)	$184,713	$5,705	$152,494	$109,118
Long-term debt	507,992	17,088	170	—	525,250
Non-current portion of accrued reclamation	—	107,055	6,616	—	113,671
Non-current deferred tax liability	15,384	168,865	—	(35,029)	149,220
Other non-current liabilities	26,251	5,992	700	—	32,943
Stockholders' equity	1,724,875	1,645,423	123,070	(1,768,493)	1,724,875
Total liabilities and stockholders' equity	$2,040,708	$2,129,136	$136,261	$(1,651,028)	$2,655,077

Unaudited Interim Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2021
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Sales	$2,846	$207,833	$173	$—	$210,852
Cost of sales	559	(97,160)	(108)	—	(96,709)
Depreciation, depletion and amortization	—	(49,331)	—	—	(49,331)
General and administrative	(3,113)	(4,779)	(115)	—	(8,007)
Exploration and pre-development	—	(4,892)	(1,798)	—	(6,690)
Gain on derivative contracts	473	—	—	—	473
Equity in earnings of subsidiaries	14,566	—	—	(14,566)	—
Other (expense) income	4,292	(18,956)	(5,102)	(7,217)	(26,983)
(Loss) income before income and mining taxes	19,623	32,715	(6,950)	(21,783)	23,605
Income and mining tax (provision) benefit	(652)	(11,850)	651	7,217	(4,634)
Net income (loss)	18,971	20,865	(6,299)	(14,566)	18,971
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common stockholders	18,833	20,865	(6,299)	(14,566)	18,833
Net income (loss)	18,971	20,865	(6,299)	(14,566)	18,971
Changes in comprehensive income (loss)	1,832	—	—	—	1,832
Comprehensive income (loss)	$20,803	$20,865	$(6,299)	$(14,566)	$20,803

Unaudited Interim Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2021
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(27,033)	$67,045	$652	$(2,728)	$37,936
Cash flows from investing activities:
Additions to properties, plants, equipment and mineral interests	—	(21,413)	—	—	(21,413)
Other investing activities, net	(28,804)	—	19	28,804	19
Cash flows from financing activities:
Dividends paid to stockholders	(4,826)	—	—		(4,826)
Payments on debt	—	(1,881)	—		(1,881)
Other financing activity	66,630	(38,466)	(2,170)	(26,076)	(82)
Effect of exchange rate changes on cash	—	189	(22)	—	167
Changes in cash, cash equivalents and restricted cash and cash equivalents	5,967	5,474	(1,521)	—	9,920
Beginning cash, cash equivalents and restricted cash and cash equivalents	89,256	12,455	29,172	—	130,883
Ending cash, cash equivalents and restricted cash and cash equivalents	$95,223	$17,929	$27,651	$—	$140,803

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our exposure to market risks and risk management activities includes forward-looking statements that involve risks and uncertainties, as well as summarizes the financial instruments held by us at March 31, 2021, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Item 1A. – Risk Factors of our 2020 Form 10-K).

Metals Prices

Changes in the market prices of silver, gold, lead and zinc can significantly affect our profitability and cash flow. Metal prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our 2020 Form 10-K ). We utilize financially-settled forward and put option contracts to manage our exposure to changes in prices for silver, gold, zinc and lead.

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when all performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our 2020 Form 10-K).  At March 31, 2021, metals contained in concentrate sales and exposed to future price changes totaled 2.0 million ounces of silver, 5,523 ounces of gold, 8,831 tons of zinc, and 4,522 tons of lead.  If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $8.8 million.  As discussed in Commodity-Price Risk Management below, we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

Commodity-Price Risk Management

See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2020 Form 10-K for a description of our commodity-price risk management program.

Foreign Currency Risk Management

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates between the USD and the CAD and MXN, respectively. We have determined the functional currency for our Canadian and Mexican operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD and MXN to USD are recorded to earnings each period. For the three months ended March 31, 2021 and 2020, we recognized a net foreign exchange loss of $2.1 million and gain of $6.6 million, respectively. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at March 31, 2021 would have resulted in a change of approximately $10.5 million in our net foreign exchange gain or loss. A 10% change in the exchange rate between the USD and MXN from the rate at March 31, 2021 would have resulted in a change of approximately $0.1 million in our net foreign exchange gain or loss.

See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) and Note 11 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for a description of our foreign currency risk management.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of March 31, 2021, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

Part II - Other Information

Hecla Mining Company and Subsidiaries

Item 1.    Legal Proceedings

For information concerning legal proceedings, refer to Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited), which is incorporated by reference into this Item 1.

Item 1A. Risk Factors

Item 1A - Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2020 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Securities and Use of Proceeds

On January 27, 2021, we issued 3,500,000 unregistered shares of our common stock to the Hecla Mining Company Pre-2005 Supplemental Excess Retirement Plan and the Hecla Mining Company Post-2004 Supplemental Excess Retirement Plan (together, the "SERP") in private placements in order to fund future benefit payment requirements for the SERP. The private placements were exempt from registration under the Securities Act of 1933 pursuant to section 4(a)(2) of that Act. The shares were subsequently registered for resale on a registration statement on Form S-3 filed with the SEC on February 18, 2021. We did not receive any cash proceeds from the issuance of the shares. The shares had a value of approximately $16.8 million at the time of issuance.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this Quarterly Report.

Item 6.    Exhibits

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q - March 31, 2021

Index to Exhibits

1.1

Equity Distribution Agreement, dated as of February 18, 2021, by and among Hecla Mining Company and the sales agents party thereto. Filed as exhibit 1.1 to Registrant’s Form 8-K filed on February 18, 2021 (File No. 1-8491) and incorporated herein by reference.

3.1	Bylaws of Hecla Mining Company, as amended February 26, 2021. Filed as exhibit 3.2 to Registrant’s Form 8-K filed on March 1, 2021 (File No. 1-8491) and incorporated herein by reference.

10.1

Form of Indemnification Agreement, dated February 26, 2021, between Registrant and Alice Wong, and dated March 1, 2021, between Registrant and Russell D. Lawlar, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and filed on November 9, 2006.

10.2

Form of Change of Control Agreement between Hecla Mining Company and Russell D. Lawlar, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and filed on February 23, 2016.

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

HECLA MINING COMPANY
(Registrant)

Date:	May 6, 2021	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	May 6, 2021	By:	/s/ Russell D. Lawlar
Russell D. Lawlar, Senior Vice President,
Chief Financial Officer and Treasurer