Form 10-Q
period 2021-06-30
HECLA MINING CO/DE/
filed 2021-08-05
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding August 3, 2021
Common stock, par value $0.25 per share	536,976,532

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2021

INDEX*

*Items 2, 3 and 5 of Part II are omitted as they are not applicable.

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Sales of products	$217,983	$166,355	$428,835	$303,280
Cost of sales and other direct production costs	110,320	92,853	207,029	178,740
Depreciation, depletion and amortization	48,403	39,423	97,734	79,089
Total cost of sales	158,723	132,276	304,763	257,829
Gross profit	59,260	34,079	124,072	45,451
Other operating expenses:
General and administrative	11,104	6,979	19,111	15,918
Exploration	8,367	1,962	14,318	4,492
Pre-development	2,874	563	3,613	1,098
Other operating expense	3,643	1,445	7,282	2,365
Provision for closed operations and environmental matters	1,024	1,037	4,733	1,553
Ramp-up and suspension costs	5,786	9,572	10,104	22,568
Foundation grant	—	1,970	—	1,970
Total other operating expenses	32,798	23,528	59,161	49,964
Income (loss) from operations	26,462	10,551	64,911	(4,513)
Other income (expense):
Gain on exchange of investments	—	—	1,158	—
Unrealized (loss) gain on investments	(750)	6,409	(4,256)	5,431
Loss on derivative contracts	(17,313)	(14,002)	(16,840)	(6,109)
Net foreign exchange (loss) gain	(1,907)	(3,205)	(3,971)	3,431
Other expense	(278)	(1,326)	(439)	(1,749)
Interest expense	(10,271)	(11,829)	(21,015)	(28,140)
Total other expense	(30,519)	(23,953)	(45,363)	(27,136)
(Loss) income before income and mining taxes	(4,057)	(13,402)	19,548	(31,649)
Income and mining tax benefit (provision)	4,842	(626)	208	436
Net income (loss)	785	(14,028)	19,756	(31,213)
Preferred stock dividends	(138)	(138)	(276)	(276)
Income (loss) applicable to common shareholders	$647	$(14,166)	$19,480	$(31,489)
Comprehensive income (loss):
Net income (loss)	$785	$(14,028)	$19,756	$(31,213)
Change in fair value of derivative contracts designated as hedge transactions	1,620	10,384	3,452	(8,951)
Comprehensive income (loss)	$2,405	$(3,644)	$23,208	$(40,164)
Basic income (loss) per common share after preferred dividends (in cents)	0.1	(2.7)	3.6	(6.0)
Diluted income (loss) per common share after preferred dividends (in cents)	0.1	(2.7)	3.6	(6.0)
Weighted average number of common shares outstanding - basic	535,531	525,243	534,819	524,218
Weighted average number of common shares outstanding - diluted	542,262	525,243	541,468	524,218
Cash dividends declared per common share (in cents)	1.125	0.250	2.000	0.500

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020
Operating activities:
Net income (loss)	$19,756	$(31,213)
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	98,121	84,185
Write-down to stockpile inventory	6,431	—
Gain on sale of investments	(1,158)	—
Unrealized loss (gain) on investments	4,256	(5,431)
Provision for reclamation and closure costs	6,183	3,093
Stock compensation	3,302	2,428
Deferred income taxes	(8,562)	(5,165)
Amortization of loan origination fees and loss on extinguishment of debt	918	2,624
Loss on derivative contracts	2,116	11,188
Foreign exchange loss (gain)	4,455	(3,725)
Foundation grant	—	1,970
Other non-cash items, net	153	573
Change in assets and liabilities:
Accounts receivable	(9,432)	(6,050)
Inventories	5,719	(4,580)
Other current and non-current assets	4,125	(924)
Accounts payable and accrued liabilities	(6,489)	(15,415)
Accrued payroll and related benefits	(5,351)	5,418
Accrued taxes	(999)	3,912
Accrued reclamation and closure costs and other non-current liabilities	696	(435)
Cash provided by operating activities	124,240	42,453
Investing activities:
Additions to properties, plants, equipment and mineral interests	(53,311)	(30,689)
Proceeds from disposition of properties, plants and equipment	131	200
Purchases of investments	—	(637)
Net cash used in investing activities	(53,180)	(31,126)
Financing activities:
Acquisition of treasury shares	(4,525)	(2,745)
Dividends paid to common stockholders	(10,715)	(2,622)
Dividends paid to preferred stockholders	(276)	(276)
Credit facility fees paid	(82)	(551)
Borrowings on debt	—	679,500
Repayments of debt	—	(666,500)
Repayments of finance leases	(3,770)	(2,840)
Net cash (used in) provided by financing activities	(19,368)	3,966
Effect of exchange rates on cash	(28)	(1,794)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	51,664	13,499
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	130,883	63,477
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$182,547	$76,976
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,499	$15,837
Cash paid for income and mining taxes	$9,469	$5,345
Significant non-cash investing and financing activities:
Addition of finance lease obligations and right-of-use assets	$3,120	$3,100
Payment of accrued compensation in stock	$—	$5,095
Accounts receivable for proceeds on exchange of investments	$1,832	$—

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$181,494	$129,830
Accounts receivable:
Trade	41,311	27,864
Other, net	9,334	11,329
Inventories:
Concentrates, doré, and stockpiled ore	43,814	57,936
Materials and supplies	39,148	38,608
Derivatives assets	5,879	3,470
Other current assets	10,198	15,644
Total current assets	331,178	284,681
Investments	11,083	15,148
Restricted cash	1,053	1,053
Properties, plants, equipment and mineral interests, net	2,305,359	2,345,219
Operating lease right-of-use assets	8,902	10,628
Deferred income taxes	5,090	2,912
Derivatives assets	4,852	4,558
Other non-current assets	3,721	3,525
Total assets	$2,671,238	$2,667,724
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$62,183	$68,516
Accrued payroll and related benefits	24,270	31,807
Accrued taxes	4,838	8,349
Finance leases	6,223	6,491
Operating leases	2,540	3,008
Accrued interest	14,480	14,157
Derivatives liabilities	6,757	11,737
Other current liabilities	116	138
Accrued reclamation and closure costs	7,994	5,582
Total current liabilities	129,401	149,785
Finance leases	8,905	9,274
Operating leases	6,368	7,634
Accrued reclamation and closure costs	112,651	110,466
Long-term debt	508,611	507,242
Deferred tax liability	143,181	144,330
Pension liability	30,237	44,144
Derivatives liabilities	7,104	18
Other non-current liabilities	4,098	4,346
Total liabilities	950,556	977,239
Commitments and contingencies (Notes 4, 7, 8, and 10)
STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, 25 cent par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, 25 cent par value, 750,000,000 authorized shares; issued June 30, 2021 — 544,217,951 shares and December 31, 2020 — 538,487,415 shares	136,065	134,629
Capital surplus	2,024,645	2,003,576
Accumulated deficit	(382,609)	(391,374)
Accumulated other comprehensive loss	(29,437)	(32,889)
Less treasury stock, at cost; June 30, 2021 — 7,395,295 shares and December 31, 2020 — 6,821,044 shares issued and held in treasury	(28,021)	(23,496)
Total stockholders’ equity	1,720,682	1,690,485
Total liabilities and stockholders’ equity	$2,671,238	$2,667,724

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars are in thousands, except for share and per share amounts)

	Three Months Ended June 30, 2021
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, April 1, 2021	$39	$135,546	$2,021,072	$(377,229)	$(31,057)	$(23,496)	$1,724,875
Net income	—	—	—	785	—	—	785
Restricted stock units granted	—	—	959	—	—	—	959
Restricted stock units distributed (1,653,000 shares)	—	413	(413)	—	—	(4,525)	(4,525)
Common stock dividends declared (1.125 cents per common share)	—	—	—	(6,027)	—	—	(6,027)
Series B Preferred Stock dividends declared (87.5 cents per share)	—	—	—	(138)	—	—	(138)
Common stock issued for 401(k) match (217,000 shares)	—	54	1,235	—	—	—	1,289
Common stock issued to directors (207,000 shares)	—	52	1,792	—	—	—	1,844
Other comprehensive income	—	—	—	—	1,620	—	1,620
Balances, June 30, 2021	$39	$136,065	$2,024,645	$(382,609)	$(29,437)	$(28,021)	$1,720,682

	Three Months Ended June 30, 2020
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, April 1, 2020	$39	$132,381	$1,976,033	$(383,813)	$(56,645)	$(22,967)	$1,645,028
Net loss	—	—	—	(14,028)	—	—	(14,028)
Restricted stock units granted	—	—	1,211	—	—	—	1,211
Restricted stock units distributed (1,702,000 shares)	—	426	(426)	—	—	(1,479)	(1,479)
Common stock dividends declared (0.25 cent per common share)	—	—	—	(1,318)	—	—	(1,318)
Series B Preferred Stock dividends declared (87.5 cents per share)	—	—	—	(138)	—	—	(138)
Common stock issued for 401(k) match (606,000 shares)	—	151	878	—	—	—	1,029
Common stock issued for employee incentive compensation (2,800,000 shares)	—	699	4,396	—	—	(1,266)	3,829
Common stock issued to pension plans (167,000 shares)	—	42	308	—	—	—	350
Treasury shares issued to charitable foundation (650,000 shares)	—	—	—	(246)	—	2,216	1,970
Other comprehensive income	—	—	—	—	10,384	—	10,384
Balances, June 30, 2020	$39	$133,699	$1,982,400	$(399,543)	$(46,261)	$(23,496)	$1,646,838

	Six Months Ended June 30, 2021
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2021	$39	$134,629	$2,003,576	$(391,374)	$(32,889)	$(23,496)	$1,690,485
Net income	—	—	—	19,756	—	—	19,756
Restricted stock units granted	—	—	1,459	—	—	—	1,459
Restricted stock units distributed (1,653,000 shares)	—	413	(413)	—	—	(4,525)	(4,525)
Common stock dividends declared (2 cents per common share)	—	—	—	(10,715)	—	—	(10,715)
Series B Preferred Stock dividends declared ($1.75 per share)	—	—	—	(276)	—	—	(276)
Common stock issued for 401(k) match (382,000 shares)	—	96	2,306	—	—	—	2,402
Common stock issued to pension plans (3,500,000 shares)	—	875	15,925	—	—	—	16,800
Common stock issued to directors (207,000 shares)	—	52	1,792	—	—	—	1,844
Other comprehensive loss	—	—	—	—	3,452	—	3,452
Balances, June 30, 2021	$39	$136,065	$2,024,645	$(382,609)	$(29,437)	$(28,021)	$1,720,682

	Six Months Ended June 30, 2020
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2020, as revised (see Note 1)	$39	$132,292	$1,973,700	$(365,186)	$(37,310)	$(22,967)	$1,680,568
Net loss	—	—	—	(31,213)	—	—	(31,213)
Restricted stock units granted	—	—	2,430	—	—	—	2,430
Restricted stock units distributed (1,702,000 shares)	—	426	(426)	—	—	(1,479)	(1,479)
Common stock dividends declared (0.5 cent per common share)	—	—	—	(2,622)	—	—	(2,622)
Series B Preferred Stock dividends declared ($1.75 per share)	—	—	—	(276)	—	—	(276)
Common stock issued for 401(k) match (957,000 shares)	—	240	1,992	—	—	—	2,232
Common stock issued for employee incentive compensation (2,800,000 shares)	—	699	4,396	—	—	(1,266)	3,829
Common stock issued to pension plans (167,000 shares)	—	42	308	—	—	—	350
Treasury shares issued to charitable foundation (650,000 shares)	—	—	—	(246)	—	2,216	1,970
Other comprehensive loss	—	—	—	—	(8,951)	—	(8,951)
Balances, June 30, 2020	$39	$133,699	$1,982,400	$(399,543)	$(46,261)	$(23,496)	$1,646,838

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1.    Basis of Preparation of Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of Hecla Mining Company and its subsidiaries (collectively, “Hecla,” “the Company,” “we,” “our,” or “us,” except where the context requires otherwise) have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required annually by generally accepted accounting principles in the United States (“GAAP”). Therefore, this information should be read in conjunction with Hecla Mining Company’s consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). The consolidated December 31, 2020 balance sheet data was derived from our audited consolidated financial statements. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three- and six-month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The 2019 novel strain of coronavirus (“COVID-19”) was characterized as a global pandemic by the World Health Organization on March 11, 2020, and COVID-19 resulted in travel restrictions and business slowdowns or shutdowns in affected areas. In late March 2020, the Government of Quebec ordered the mining industry to reduce to minimum operations as part of the fight against COVID-19, causing us to suspend our Casa Berardi operations from March 24, 2020 until April 15, 2020 when mining operations resumed. In early April 2020, the Government of Mexico issued a similar order causing us to suspend our San Sebastian operations until May 30, 2020. In addition, restrictions imposed by the State of Alaska in late March 2020 caused us to revise the normal operating procedures for staffing operations at Greens Creek. These suspension orders impacted us in the first half of 2020 by curtailing our expected production of gold at Casa Berardi by approximately 11,700 ounces, which resulted in a reduction in related revenue for that period. We continued to incur costs at Casa Berardi and San Sebastian while operations were suspended. At Casa Berardi and San Sebastian, suspension costs in 2020 totaled $1.6 million and $1.8 million, respectively. In addition, we incurred costs of approximately $1.0 million in the first half of 2021 and $2.3 million for the full year of 2020 related to quarantining employees at Greens Creek, which started in late March 2020, and incurred costs of approximately $1.2 million in the first half of 2021 related to COVID-19 procedures at Casa Berardi. At the Lucky Friday, San Sebastian and Nevada Operations units, COVID-19 procedures have been implemented without a significant impact on operating or suspension costs or production. It is possible that future restrictions at any of our operations could have an adverse impact on operations or financial results beyond the first half of 2021.

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

Correction of an Immaterial Error

During the first quarter of 2021 we reclassified certain state mining income taxes from Cost of sales and other direct production costs to Income and mining tax provision prospectively effective January 1, 2021. The reclassification required us to recognize previously unrecognized deferred taxes. The impact of this was an adjustment of $11.9 million to accumulated deficit at January 1, 2019 to recognize the deferred tax liability. This adjustment resulted in the January 1, 2020 accumulated deficit balance presented in this Form 10-Q increasing to $365.2 million.

Note 2.    Business Segments and Sales of Products

We discover, acquire and develop mines and other mineral interests and produce and market concentrates, carbon material and doré which contain silver, gold, lead and zinc. We are currently organized and managed in five segments, which represent our operating units: the Greens Creek unit, the Lucky Friday unit, the Casa Berardi unit, the San Sebastian exploration unit, and the Nevada Operations unit.

General corporate activities not associated with operating units and their various exploration activities, as well as discontinued operations and idle properties, are presented as “other.”  Interest expense, interest income and income and mining taxes are considered general corporate items, and are not allocated to our segments.

The following tables present information about our reportable segments for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales to unaffiliated customers:
Greens Creek	$113,763	$84,890	$212,172	$138,724
Lucky Friday	39,645	11,455	68,767	14,285
Casa Berardi	56,122	50,005	129,033	96,177
San Sebastian	3	4,934	176	14,860
Nevada Operations	8,450	15,071	18,687	39,234
	$217,983	$166,355	$428,835	$303,280
Income (loss) from operations:
Greens Creek	$56,433	$26,707	$101,033	$30,823
Lucky Friday	11,737	(5,218)	18,060	(13,338)
Casa Berardi	(3,200)	3,204	5,917	(676)
San Sebastian	(961)	(859)	(3,224)	(180)
Nevada Operations	(20,341)	(1,545)	(23,481)	1,344
Other	(17,206)	(11,738)	(33,394)	(22,486)
	$26,462	$10,551	$64,911	$(4,513)

The following table presents identifiable assets by reportable segment as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Identifiable assets:
Greens Creek	$601,521	$610,360
Lucky Friday	513,189	520,463
Casa Berardi	679,182	694,522
San Sebastian	40,190	42,617
Nevada Operations	499,583	513,309
Other	337,573	286,453
	$2,671,238	$2,667,724

Sales of products by metal for the three- and six-month periods ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Silver	$92,765	$61,756	$170,525	$99,328
Gold	86,078	89,212	187,487	179,906
Lead	22,223	12,454	38,116	18,874
Zinc	30,037	21,455	59,228	38,762
Less: Smelter and refining charges	(13,120)	(18,522)	(26,521)	(33,590)
	$217,983	$166,355	$428,835	$303,280

Sales of products included net losses of $3.3 million and $0.5 million for the second quarter and first half of 2021, respectively, on financially-settled forward contracts for silver, gold, lead and zinc contained in our sales. Sales of products included net losses of $5.0 million and $3.3 million for the second quarter and first half of 2020, respectively, on such contracts. See Note 8 for more information.

Note 3.   Income and Mining Taxes

Major components of our income and mining tax benefit (provision) for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Current:
Domestic	$(3,036)	$(253)	$(5,313)	$(985)
Foreign	(826)	(1,650)	(3,112)	(3,719)
Total current income and mining tax provision	(3,862)	(1,903)	(8,425)	(4,704)

Deferred:
Domestic	4,117	1,866	4,436	3,116
Foreign	4,587	(589)	4,197	2,024
Total deferred income and mining tax benefit	8,704	1,277	8,633	5,140
Total income and mining tax benefit (provision)	$4,842	$(626)	$208	$436

The income and mining tax benefit (provision) for the three and six months ended June 30, 2021 and 2020 varies from the amounts that would have resulted from applying the statutory tax rates to pre-tax income due primarily to the impact of taxation in foreign jurisdictions and reversal of the valuation allowance portion related to net operating loss utilization.  The valuation allowance reversed for utilization of net operating loss carryforward for the three and six months ended June 30, 2021 totaled $3.4 million and $8.6 million, respectively.

Effective January 1, 2021, we prospectively reclassified certain income based state and provincial taxes from Cost of Sales and other direct production costs to Income and mining tax benefit (provision). The income and mining tax benefit for the three and six months ended June 30, 2021 decreased by $3.5 million and $6.5 million, respectively, due to the reclassification.

Note 4.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$1,455	$1,334	$2,910	$2,668
Interest cost	1,248	1,404	2,496	2,808
Expected return on plan assets	(2,313)	(1,872)	(4,626)	(3,744)
Amortization of prior service cost	99	29	198	58
Amortization of net loss	1,125	1,163	2,250	2,326
Net periodic pension cost	$1,614	$2,058	$3,228	$4,116

For the three- and six-month periods ended June 30, 2021 and 2020, the service cost component of net periodic pension cost is included in the same line items of our condensed consolidated financial statements as other employee compensation costs. The net expense related to all other components of net periodic pension cost of $0.2 million and $0.3 million, respectively, for the three- and six-month periods ended June 30, 2021, and $0.7 million and $1.4 million for the three- and six-month periods ended June 30, 2020, respectively, is included in other (expense) income on our condensed consolidated statements of operations and comprehensive income (loss).

In January 2021, we contributed $16.8 million in shares of our common stock to our supplemental executive retirement plan, and expect to contribute approximately $0.8 million in cash during 2021. We do not expect to be required to contribute to our defined benefit pension plans in 2021, but may do so.

Note 5.    Income (Loss) Per Common Share

We calculate basic income (loss) per common share on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period plus the effect of potential dilutive common shares during the period using the treasury stock and if-converted methods.

Potential dilutive shares of common stock include outstanding unvested restricted stock awards, stock units, warrants and convertible preferred stock for periods in which we have reported net income. For periods in which we report net losses, potential dilutive shares of common stock are excluded, as their conversion and exercise would be anti-dilutive.

The following table represents net income (loss) per common share – basic and diluted (in thousands, except income (loss) per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net income (loss)	$785	$(14,028)	$19,756	$(31,213)
Preferred stock dividends	(138)	(138)	(276)	(276)
Net income (loss) applicable to common shares	$647	$(14,166)	$19,480	$(31,489)

Denominator
Basic weighted average common shares	535,531	525,243	534,819	524,218
Dilutive restricted stock units, warrants and deferred shares	6,731	—	6,649	—
Diluted weighted average common shares	542,262	525,243	541,468	524,218

Basic income (loss) per common share (in cents)	0.1	(2.7)	3.6	(6.0)
Diluted income (loss) per common share (in cents)	0.1	(2.7)	3.6	(6.0)

Diluted income (loss) per share for the three and six months ended June 30, 2021 and 2020 excludes the potential effects of outstanding shares of our convertible preferred stock, as their conversion would have no effect on the calculation of dilutive shares.

For the three months ended June 30, 2021, the calculation of diluted income per common share included (i) 2,960,950 restricted stock units, (ii) 1,635,675 warrants to purchase one share of common stock and (iii) 2,134,009 deferred shares of common stock that were dilutive.  For the six months ended June 30, 2021, the calculation of diluted income per common share included (i) 2,923,515 restricted stock units, (ii) 1,591,935 warrants to purchase one share of common stock and (iii) 2,134,009 deferred shares that were dilutive.  For the three and six months ended June 30, 2020, all outstanding restricted stock units, warrants and deferred shares were excluded from the computation of diluted loss per share, as our reported net losses for those periods would cause their conversion and exercise to have no effect on the calculation of loss per share.

Note 6.    Stockholders’ Equity

Stock-based Compensation Plans

In June 2021, the board of directors granted the following restricted stock unit awards to our employees:

•	552,660 restricted stock units, with 177,872 of those vesting in June 2022, 177,878 vesting in June 2023, and 196,910 vesting in June 2024;
•	47,590 restricted stock units, with one half of those vesting in each of June 2022 and June 2023, respectively; and
•	29,187 restricted stock units that vest in June 2022.

Stock-based compensation expense will be recognized on a straight-line basis over the vesting period of the respective award. Total stock-based compensation expense of $5.0 million related to the above awards will be recognized as follows: $1.7 million, $2.2 million, $0.9 million and $0.2 million during 2021, 2022, 2023 and 2024, respectively.

In June 2021, the board of directors granted performance-based share awards to certain executive employees. The value of the awards (if any) will be based on the ranking of the market performance of our common stock relative to that of a group of peer companies over the three-year measurement period ending December 31, 2023. The number of shares to be issued will be based on the value of the awards divided by the share price at grant date. The expense related to the performance-based awards will be recognized on a straight-line base over the thirty months following the date of the award.

Stock-based compensation expense for restricted stock unit and performance-based grants to employees and shares issued to non-employee directors totaled $2.8 million and $3.3 million for the three and six months ended June 30, 2021, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2020, respectively.

In connection with the vesting of restricted stock units and other stock grants, employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations and pays the obligations in cash.  As a result, in the first six months of 2021 we withheld 574,251 shares valued at approximately $4.5 million, or approximately $7.88 per share. In the first six months of 2020 we withheld 1,183,773 shares valued at approximately $2.7 million, or approximately $2.32 per share.

Common Stock Dividends

During May 2021, our Board of Directors approved an increase in our silver-linked dividend policy by 1 cent per year, and on May 5, 2021 and August 4, 2021, declared quarterly cash dividends of 1.125 cents per share of common stock, consisting of 0.375 cent per share for the minimum dividend component of our common stock dividend policy and 0.75 cent per share for the silver-linked dividend component of the policy.  As a result, a total dividend of $6.0 million was paid in June 2021, and a total dividend of $6.0 million is expected to be paid in September 2021. The realized silver price of $25.66 and $27.14 in the first and second quarters of 2021, respectively, satisfied the criterion for the silver-linked dividend component of our common stock dividend policy.  For illustrative purposes only, the table below summarizes potential dividend amounts under our dividend policy.

Quarterly Average Realized Silver Price ($ per ounce)	Quarterly Silver- Linked Dividend (cents per share)	Annualized Silver- Linked Dividend (cents per share)	Annualized Minimum Dividend (cents per share)	Annualized Dividends per Share: Silver- Linked and Minimum (cents per share)
$25	0.75	3	1.5	4.5
$30	1.25	5	1.5	6.5
$35	2.25	9	1.5	10.5
$40	3.25	13	1.5	14.5
$45	4.25	17	1.5	18.5
$50	5.25	21	1.5	22.5

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any shares issued under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. No shares have been sold under the agreement as of June 30, 2021.

Note 7.    Debt, Credit Facility and Leases

Our debt as of June 30, 2021 and December 31, 2020 consisted of our 7.25% Senior Notes due February 15, 2028 ("Senior Notes”) and our Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”). The following tables summarize our long-term debt balances, excluding interest, as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Senior Notes	IQ Notes	Total
Principal	$475,000	$38,918	$513,918
Unamortized discount/premium and issuance costs	(6,007)	700	(5,307)
Long-term debt balance	$468,993	$39,618	$508,611

	December 31, 2020
	Senior Notes	IQ Notes	Total
Principal	$475,000	$37,886	$512,886
Unamortized discount/premium and issuance costs	(6,462)	818	(5,644)
Long-term debt balance	$468,538	$38,704	$507,242

The following table summarizes the scheduled annual future payments, including interest, for our Senior Notes, IQ Notes, and finance and operating leases as of June 30, 2021 (in thousands). The amounts for the IQ Notes are stated in U.S. dollars (“USD”) based on the USD/Canadian dollar (“CAD”) exchange rate as of June 30, 2021.

Twelve-month period ending June 30,	Senior Notes	IQ Notes	Finance Leases	Operating Leases
2022	$34,438	$2,536	$6,793	$3,423
2023	34,438	2,536	4,637	2,619
2024	34,438	2,536	3,447	1,514
2025	34,438	2,536	1,276	541
2026	34,438	38,980	—	524
Thereafter	530,958	—	—	2,084
Total	$703,148	$49,124	$16,153	$10,705

Credit Facility

In July 2018, we entered into a $250 million senior secured revolving credit facility which has a term ending on February 7, 2023. As of June 30, 2021 and December 31, 2020, no amounts were outstanding under the facility.

We are also able to obtain letters of credit under the facility, and for any such letters we are required to pay a participation fee of between 2.25% and 4.00% of the amount of the letters of credit based on our total leverage ratio, as well as a fronting fee to each issuing bank of 0.20% annually on the average daily dollar amount of any outstanding letters of credit. There were $19.9 million in letters of credit outstanding as of June 30, 2021.

We believe we were in compliance with all covenants under the credit agreement as of June 30, 2021.

Note 8.    Derivative Instruments

General

Our current risk management policy provides that up to 75% of:

•	our future foreign currency-related operating cost exposure for five years into the future may be hedged and for potential additional programs to manage other foreign currency-related exposure areas;
•

our planned lead and zinc metals price exposure for five years into the future, with certain other limitations, to be covered under derivatives programs that would establish prices to be realized on future metals sales; and

•

our planned silver and gold metals price exposure for five years into the future, with certain other limitations, to be covered under derivatives programs that would establish a floor, but not a ceiling, for prices to be realized on future metals sales. We currently do not utilized such programs.

These instruments expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price exceeds the spot price of the hedged commodity or foreign currency and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production and/or forecasted costs covered under contract positions.

Foreign Currency

Our wholly-owned subsidiary owning the Casa Berardi operation is a USD-functional entity which routinely incurs expenses denominated in CAD. Such expenses expose us to exchange rate fluctuations between the USD and CAD. We have a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD for this subsidiary's' future operating costs denominated in CAD. The program utilizes forward contracts to buy CAD, and each contract is designated as a cash flow hedge. As of June 30, 2021, we have 117 forward contracts outstanding to buy a total of CAD$224.8 million having a notional amount of USD$170.5 million. The CAD contracts are related to forecasted cash operating costs at Casa Berardi to be incurred from 2021 through 2024 and have CAD-to-USD exchange rates ranging between 1.2702 and 1.3779.

As of June 30, 2021 and December 31, 2020, we recorded the following balances for the fair value of the contracts (in millions):

	June 30,	December 31,
Balance sheet line item:	2021	2020
Current derivatives assets	$5.5	$3.5
Non-current derivatives assets	4.9	4.2

Net unrealized gains of approximately $11.1 million related to the effective portion of the hedges were included in accumulated other comprehensive loss as of June 30, 2021. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $6.0 million in net unrealized gains included in accumulated other comprehensive loss as of June 30, 2021 will be reclassified to current earnings in the next twelve months. Net realized gains of approximately $2.0 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the six months ended June 30, 2021. No net unrealized gains or losses related to ineffectiveness of the hedges were included in current earnings for the six months ended June 30, 2021.

Metals Prices

We are currently using financially-settled forward contracts to manage the exposure to:

•	changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement; and
•	changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.

The following tables summarize the quantities of metals committed under forward sales contracts at June 30, 2021 and December 31, 2020:

June 30, 2021	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2021 settlements	2,344	7	17,857	11,762	$26.76	$1,810	$1.32	$1.00
Contracts on forecasted sales
2021 settlements	—	—	15,708	14,991	N/A	N/A	$1.24	$0.94
2022 settlements	—	—	66,855	50,982	N/A	N/A	$1.28	$0.96
2023 settlements	—	—	76,280	52,249	N/A	N/A	$1.29	$1.00
2024 settlements	—	—	15,047	—	N/A	N/A	$1.33	N/A

December 31, 2020	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2021 settlements	1,282	4	23,314	4,905	$25.00	$1,858	$1.19	$0.90
Contracts on forecasted sales
2021 settlements	—	—	41,577	30,876	N/A	N/A	$1.17	$0.88
2022 settlements	—	—	18,519	—	N/A	N/A	$1.28	N/A

In June 2019, we began utilizing financially-settled put option contracts to manage the exposure of our forecasted future gold and silver sales to potential declines in market prices for those metals. These put contracts gave us the option, but not the obligation, to realize established prices on quantities of silver and gold to be sold in the future. As of December 31, 2020, we had put contracts that provided average floor prices of $16.50 per ounce for silver and $1,650 per ounce for gold for a total of 1.1 million silver ounces and 12,992 gold ounces. We had no put option contracts outstanding as of June 30, 2021.

These forward and put option contracts are not designated as hedges for accounting purposes and are adjusted to fair value through earnings each period.

We recorded the following balances for the fair value of the forward contracts as of June 30, 2021 and forward and put option contracts as of December 31, 2020 (in millions):

	June 30, 2021			December 31, 2020
Balance sheet line item:	Contracts in an asset position	Contracts in a liability position	Net asset (liability)	Contracts in an asset position	Contracts in a liability position	Net asset (liability)
Current derivatives assets	$0.7	$(0.3)	$0.4	$0.2	$(0.2)	$—
Non-current derivatives assets	—	—	—	0.5	(0.1)	0.4
Current derivatives liabilities	2.1	(8.9)	(6.8)	0.1	(11.8)	(11.7)
Non-current derivatives liabilities	0.9	(8.0)	(7.1)	—	—	—

We recognized net losses of $3.3 million and $0.5 million during the second quarter and first half of 2021, respectively, and $5.0 million and $3.3 million during the second quarter and first half of 2020, respectively, on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net losses recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized net losses of $17.3 million and $16.8 million during the second quarter and first half of 2021, respectively, and $14.0 million and $6.1 million during the second quarter and first half of 2020, respectively, on the contracts utilized to manage exposure to prices for forecasted future sales. The net losses on these contracts are included as a separate line item under other income (expense), as they relate to forecasted future sales, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net losses in the 2021 periods were the result of increasing zinc and lead prices, while the net losses for the 2020 periods were the result of increasing gold and zinc prices, partially offset by decreasing lead prices.

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our revolving credit agreement would cause a default under the derivative contract. As of June 30, 2021, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these agreements was $17.1 million as of June 30, 2021, which includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at June 30, 2021, we could have been required to settle our obligations under the agreements at their termination value of $17.1 million.

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

Description	Balance at June 30, 2021	Balance at December 31, 2020	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$181,494	$129,830	Level 1
Current and non-current investments
Equity securities	11,083	19,389	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	41,311	27,864	Level 2
Restricted cash balances:
Certificates of deposit and other deposits	1,053	1,053	Level 1
Derivative contracts - current and non-current derivatives assets:
Foreign exchange contracts	10,341	7,647	Level 2
Metal forward and put option contracts	389	381	Level 2
Total assets	$245,671	$186,164

Liabilities:
Derivative contracts - current derivatives liabilities and other non-current liabilities:
Foreign exchange contracts	$—	$19	Level 2
Metal forward and put option contracts	13,860	11,737	Level 2
Total liabilities	$13,860	$11,756

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

Trade accounts receivable from provisional concentrate sales are subject to final pricing and valued using quoted prices based on forward curves for the particular metals.  The embedded derivative contained in our concentrate sales is adjusted to fair market value through earnings each period prior to final settlement.

We use financially-settled forward contracts to manage exposure to changes in the exchange rate between USD and CAD, and the impact on CAD-denominated operating costs incurred at our Casa Berardi unit (see Note 8 for more information). The fair value of each contract represents the present value of the difference between the forward exchange rate for the contract settlement period as of the measurement date and the contract settlement exchange rate.

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

At June 30, 2021, our Senior Notes, which had a carrying value of $469.0 million, net of unamortized initial purchaser discount and issuance costs, had a fair value of $520.1 million. Quoted market prices, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. See Note 7 for more information.

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

Johnny M Mine Area near San Mateo, McKinley County and San Mateo Creek Basin, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for environmental remediation and past costs the EPA has incurred at the site. Mining at the Johnny M Mine was conducted for a limited period of time by a predecessor of our subsidiary, Hecla Limited. In August 2012, Hecla Limited and the EPA entered into a Settlement Agreement and Administrative Order on Consent for Removal Action (“Consent Order”), pursuant to which Hecla Limited agreed to pay (i) $1.1 million to the EPA for its past response costs at the site and (ii) any future response costs at the site under the Consent Order, in exchange for a covenant not to sue by the EPA. Hecla Limited paid the $1.1 million to the EPA for its past response costs and in December 2014 submitted to EPA the Engineering Evaluation and Cost Analysis (“EE/CA”) for the site which recommended on-site disposal of mine-related material. In January 2021, the EPA contacted Hecla Limited to begin negotiations on a new consent order to design and implement the on-site disposal response action recommended in the EE/CA. Based on the foregoing, we believe it is probable that Hecla Limited will incur a liability for the CERCLA removal action and we increased our accrual to $9.0 million in the first quarter of 2021 ($6.1 million at December 31, 2020) primarily representing estimated costs to begin design and implementation of the remedy. It is possible that Hecla Limited’s liability will be more than $9.0 million, and any increase in liability could have a material adverse effect on Hecla Limited’s or our results of operations or financial position.

The Johnny M Mine is in an area known as the San Mateo Creek Basin (“SMCB”), which is an approximately 321 square mile area in New Mexico that contains numerous legacy uranium mines and mills. In addition to Johnny M, Hecla Limited's predecessor was involved at other mining sites within the SMCB. The EPA appears to have deferred consideration of listing the SMCB site on CERCLA’s National Priorities List “Superfund”) by removing the site from its emphasis list, and is working with various potentially responsible parties (“PRPs”) at the site in order to study and potentially address perceived groundwater issues within the SMCB. The EE/CA discussed above relates primarily to contaminated rock and soil at the Johnny M site, not groundwater and not elsewhere within the SMCB site. It is possible that Hecla Limited’s liability at the Johnny M Site, and for any other mine site within the SMCB at which Hecla Limited's predecessor may have operated, will be greater than our current accrual of $9.0 million due to the increased scope of required remediation.

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

Debt

See Note 7 for information on the commitments related to our debt arrangements as of June 30, 2021.

Other Commitments

Our contractual obligations as of June 30, 2021 included approximately $1.4 million for various costs. In addition, our open purchase orders at June 30, 2021 included approximately $5.8 million, $0.6 million, $6.8 million and $3.6 million for various capital and non-capital items at the Lucky Friday, Casa Berardi, Greens Creek and Nevada Operations units, respectively. We also have total commitments of approximately $16.2 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units, and total commitments of approximately $10.7 million relating to payments on operating leases (see Note 7 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of June 30, 2021, we had surety bonds totaling $180.2 million and letters of credit totaling $19.9 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A. – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “Hecla,” “the Company,” “we,” “us” and “our” refer to Hecla Mining Company and its consolidated subsidiaries, except where the context requires otherwise. You should read this discussion in conjunction with our consolidated financial statements, the related MD&A and the discussion of our Business and Properties in our 2020 Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”). The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to “Forward-Looking Statements” above for further discussion). References to “Notes” are Notes included in our Notes to Condensed Consolidated Financial Statements (Unaudited). Throughout MD&A, all references to losses or income per share are on a diluted basis.

Overview

Established in 1891 in northern Idaho’s Silver Valley, we believe we are the oldest operating precious metals mining company in the United States and the largest silver producer in the United States. Our corporate offices are in Coeur d’Alene, Idaho and Vancouver, British Columbia. Our production profile includes:

•	concentrates containing silver, gold, lead and zinc, which are shipped to various smelters or sold to metal traders;

•	unrefined doré containing gold and silver, which is sold to refiners or further refined before sale of the metals to traders; and

•	carbon material containing gold and silver, which is sold to third-party processors.

Our operating properties comprise our five business segments for financial reporting purposes: the Greens Creek operating unit on Admiralty Island in Alaska, the Lucky Friday operating unit in Idaho, the Casa Berardi operating unit in Quebec, Canada, the San Sebastian exploration unit in Durango, Mexico, and the Nevada Operations unit in northern Nevada. Since our operating mines are located in the United States, Canada, and Mexico, we believe they have low or relatively moderate political risk, and less economic risk than mines located in other parts of the world. Our exploration interests are also in the United States, Canada, and Mexico, and are located in historical mining districts. The map below shows the locations of our operating units, our exploration and pre-development projects, as well as our corporate offices located in Coeur d'Alene, Idaho and Vancouver, British Columbia.

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
•

maintaining and investing in exploration and pre-development projects in the vicinities of eleven mining districts and projects we believe to be under-explored and under-invested: North Idaho's Silver Valley in the historic Coeur d'Alene Mining District; our Greens Creek unit on Alaska's Admiralty Island located near Juneau; the silver-producing district near Durango, Mexico; in the vicinity of our Casa Berardi mine and the Heva-Hosco project in the Abitibi region of northwestern Quebec, Canada; our projects located in two districts in northern Nevada; the Rock Creek and Montanore projects in northwestern Montana; the Kinskuch property in British Columbia, Canada; the Republic district in northeastern Washington; and the Creede district of southwestern Colorado; and

•	continuing to seek opportunities to acquire or invest in mining properties and companies.

The COVID-19 outbreak impacted our operations in 2020, including adversely impacting our expected production of gold at Casa Berardi, and has continued to impact our operations in 2021. We incurred additional costs of approximately $1.0 million in the first half of 2021 and $2.3 million for the full year of 2020 related to quarantining employees at Greens Creek, which started in late March 2020. See each segment section below for information on how those operations have been impacted by COVID-19. To mitigate the impact of COVID-19, we have taken precautionary measures, including implementing operational plans and practices. As long as they are required, the operational practices implemented could continue to have an adverse impact on our operating results due to additional costs or deferred production and revenues. There is uncertainty related to the potential additional impacts COVID-19 could have on our operations and financial results for the remainder of 2021. In our 2020 Form 10-K, see Item IA. Risk Factors - Natural disasters, public health crises (including COVID-19), political crises, and other catastrophic events or other events outside of our control may materially and adversely affect our business or financial results and COVID-19 virus pandemic may heighten other risks for information on how restrictions related to COVID-19 have recently affected some of our operations.

A number of key factors may impact the execution of our strategy, including regulatory issues and metals prices. Metals prices can be very volatile and are influenced by a number of factors beyond our control (except on a limited basis through the use of derivative contracts). See Item 7. Critical Accounting Estimates in our 2020 Form 10-K. The average realized prices of silver, gold lead and zinc were higher in the first six months of 2021 than in the comparable period last year, as illustrated by the table in Results of Operations below. While we believe longer-term global economic and industrial trends could result in continued demand for the metals we produce, prices have been volatile and there can be no assurance that current prices will continue.

Volatility in global financial markets and other factors can pose a significant challenge to our ability to access credit and equity markets, should we need to do so, and to predict sales prices for our products. To help mitigate this challenge, we utilize forward contracts to manage exposure to declines in the prices of (i) silver, gold, zinc and lead contained in our concentrates that have been shipped but have not yet settled, and (ii) the zinc and lead content that we forecast in future concentrate shipments. We have also utilized put option contracts to manage exposure to declines in the prices of silver and gold in our forecasted future sales of those metals.  In addition, we have in place a $250 million revolving credit agreement, of which $19.9 million was used as of June 30, 2021 for letters of credit, leaving approximately $230.1 million available for borrowing.

We strive to achieve excellent mine safety and health performance. We seek to implement this goal by: training employees in safe work practices; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; involving employees in the establishment of safety standards; and participating in the National Mining Association’s CORESafety program. We attempt to implement reasonable best practices with respect to mine safety and emergency preparedness. We work with MSHA to address issues outlined in its investigations and inspections and continue to evaluate our safety practices. There can be no assurance that our practices will mitigate or eliminate all safety risks. Achieving and maintaining compliance with MSHA regulations will be challenging and may increase our operating costs. See Item 1A. Risk Factors - We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law in our 2020 Form 10-K.

Another challenge for us is the risk associated with environmental litigation and ongoing reclamation activities. As described in Item 1A. Risk Factors in our 2020 Form 10-K and in Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited), it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans. We are involved in various environmental legal matters and the estimate of our environmental liabilities and liquidity needs, as well as our strategic plans, may be significantly impacted as a result of these matters or new matters that may arise. We strive for compliance with applicable laws and regulations and attempt to resolve environmental litigation on terms as favorable to us as possible.

Consolidated Results of Operations

Sales of products by metal for the three- and six-month periods ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Silver	$92,765	$61,756	$170,525	$99,328
Gold	86,078	89,212	187,487	179,906
Lead	22,223	12,454	38,116	18,874
Zinc	30,037	21,455	59,228	38,762
Less: smelter charges	(13,120)	(18,522)	(26,521)	(33,590)
Sales of products	$217,983	$166,355	$428,835	$303,280

The fluctuations in sales for the second quarter and first six months of 2021 compared to the same periods of 2020 were primarily due to the following two reasons:

•

Higher average realized prices for silver, gold, lead and zinc in the second quarter and first half of 2021 compared to the same periods of 2020. These price variances are illustrated in the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Silver –	London PM Fix ($/ounce)	$26.69	$16.33	$26.49	$16.63
	Realized price per ounce	$27.14	$18.44	$26.45	$16.75
Gold –	London PM Fix ($/ounce)	$1,816	$1,711	$1,807	$1,647
	Realized price per ounce	$1,825	$1,736	$1,795	$1,658
Lead –	LME Final Cash Buyer ($/pound)	$0.96	$0.76	$0.94	$0.80
	Realized price per pound	$1.04	$0.78	$0.99	$0.78
Zinc –	LME Final Cash Buyer ($/pound)	$1.32	$0.89	$1.29	$0.93
	Realized price per pound	$1.35	$0.89	$1.34	$0.89

Average realized prices typically differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement.  For the second quarter and first six months of 2021, we recorded net positive price adjustments to provisional settlements of $3.1 million and $3.6 million, respectively, compared to net positive price adjustments to provisional settlements of $7.0 million and $9.6 million, respectively, in the second quarter and first six months of 2020. The price adjustments related to silver, gold, zinc and lead contained in our concentrate shipments were partially offset by gains and losses on forward contracts for those metals. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate, doré and carbon material shipped during the period.

•

Higher quantities of silver and lead sold as a result of higher production of those metals, partially offset by lower gold volume, in the second quarter and first half of 2021. Zinc volume was lower in the second quarter of 2021 and higher in the first half of 2021 compared to the same periods of 2020. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, The San Sebastian Segment and The Nevada Operations Segment sections below for more information on metal production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Silver -	Ounces produced	3,524,783	3,403,781	6,984,229	6,649,250
	Payable ounces sold	3,415,464	3,348,639	6,445,490	5,930,918
Gold -	Ounces produced	59,139	59,982	111,143	118,774
	Payable ounces sold	47,168	51,398	104,454	108,501
Lead -	Tons produced	11,540	8,977	22,244	14,087
	Payable tons sold	10,663	8,026	19,331	12,156
Zinc -	Tons produced	17,211	17,855	33,318	30,702
	Payable tons sold	11,143	11,989	22,170	21,825

The difference between what we report as “ounces/tons produced” and “payable ounces/tons sold” is attributable to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually paid for by our customers according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades which impact the amount of metals contained in concentrates produced and sold.

Sales, total cost of sales, gross profit, Cash Cost, After By-product Credits, per Ounce (“Cash Cost”) (non-GAAP) and All-In Sustaining Cost, After By-product Credits, per Ounce (“AISC”) (non-GAAP) at our operating units for the three- and six-months ended June 30, 2021 and 2020 were as follows (in thousands, except for Cash Cost and AISC):

	Silver				Gold
	Greens Creek	Lucky Friday	San Sebastian	Total Silver (2)	Casa Berardi	Nevada Operations	Total Gold
Three Months Ended June 30, 2021:
Sales	$113,763	$39,645	$3	$153,411	$56,122	$8,450	$64,572
Total cost of sales	(55,488)	(27,901)	(1)	(83,390)	(57,340)	(17,993)	(75,333)
Gross profit	$58,275	$11,744	$2	$70,021	$(1,218)	$(9,543)	$(10,761)
Cash Cost per silver or gold ounce (1)	$(2.64)	$8.07	$—	$0.18	$1,199	$1,369	$1,254
AISC per silver or gold ounce (1)	$0.68	$14.10	$—	$7.54	$1,434	$1,386	$1,419
Three Months Ended June 30, 2020:
Sales	$84,890	$11,455	$4,934	$101,279	$50,005	$15,071	$65,076
Total cost of sales	(57,672)	(11,455)	(4,010)	(73,137)	(45,582)	(13,557)	(59,139)
Gross profit	$27,218	$—	$924	$28,142	$4,423	$1,514	$5,937
Cash Cost per silver or gold ounce (1)	$5.19	$—	$1.14	$4.97	$919	$694	$846
AISC per silver or gold ounce (1)	$7.11	$—	$1.85	$9.33	$1,077	$769	$977

	Silver				Gold
	Greens Creek	Lucky Friday	San Sebastian	Total Silver (2)	Casa Berardi	Nevada Operations	Total Gold
Six Months Ended June 30, 2021:
Sales	$212,172	$68,767	$176	$281,115	$129,033	$18,687	$147,720
Total cost of sales	(108,668)	(50,696)	(95)	(159,459)	(119,856)	(25,448)	(145,304)
Gross profit	$103,504	$18,071	$81	$121,656	$9,177	$(6,761)	$2,416
Cash Cost per silver or gold ounce (1)	$(1.65)	$7.85	$—	$0.79	$1,106	$1,371	$1,161
AISC per silver or gold ounce (1)	$1.14	$14.17	$—	$7.38	$1,347	$1,393	$1,357
Six Months Ended June 30, 2020:
Sales	$138,724	$14,285	$14,860	$167,869	$96,177	$39,234	$135,411
Total cost of sales	(106,853)	(14,287)	(12,311)	(133,451)	(93,907)	(30,471)	(124,378)
Gross profit	$31,871	$(2)	$2,549	$34,418	$2,270	$8,763	$11,033
Cash Cost per silver or gold ounce (1)	$5.41	$—	$5.09	$5.38	$1,081	$716	$952
AISC per silver or gold ounce (1)	$7.51	$—	$5.65	$10.10	$1,327	$787	$1,135

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

(2)

The calculation of AISC, After By-product Credits, Per Ounce for our consolidated silver properties includes corporate costs for general and administrative expense and sustaining exploration and capital costs.

While revenue from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product of Greens Creek, Lucky Friday and San Sebastian is appropriate because:

•	silver has historically accounted for a higher proportion of revenue than any other metal and is expected to do so in the future;
•

we have historically presented these units as a primary silver producer, based on the original analysis that justified putting the project into production, and believe that consistency in disclosure is important to our investors regardless of the relationships of metals prices and production from year to year;

•	metallurgical treatment maximizes silver recovery;
•

the Greens Creek and Lucky Friday deposits are massive sulfide deposits containing an unusually high proportion of silver; and in most of their working areas, Greens Creek and Lucky Friday utilize selective mining methods in which silver is the metal targeted for highest recovery.

Accordingly, we believe the identification of gold, lead and zinc as by-product credits at Greens Creek, Lucky Friday and San Sebastian is appropriate because of their lower economic value compared to silver and due to the fact that silver is the primary product we intend to produce. In addition, we have not consistently received sufficient revenue from any single by-product metal to warrant classification of such as a co-product.

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

For the second quarter and first six months of 2021, we recorded income applicable to common shareholders of $0.6 million (0.1 cent per basic common share) and $19.5 million (3.6 cents per basic common share), respectively, compared to losses applicable to common shareholders of $14.2 million (2.7 cents per basic common share) and $31.5 million (6.0 cents per basic common share) for the second quarter and first six months of 2020, respectively.  The following factors contributed to the results for the second quarter and first six months of 2021 compared to the same periods in 2020:

•

Variances in gross profit (loss) at our operating units as illustrated in the table above. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, The San Sebastian Segment and The Nevada Operations Segment sections below.

•

There were no ramp-up costs at Lucky Friday during the second quarter and first half of 2021 due to the return to full production in the fourth quarter of 2020, compared to ramp up costs of $5.2 million and $13.3 million in the second quarter and first half of 2020, respectively. See The Lucky Friday Segment section below.

•

Lower interest expense by $7.1 million in the first half of 2021 compared to the first half of 2020, with the decrease due to the following items in 2020: (i) interest recognized on both our 7.25% Senior Notes due February 15, 2028 (“Senior Notes”) and our previously-outstanding 6.875% Senior Notes that were due in 2021 (“2021 Notes”) for an overlapping period of almost one month, as the Senior Notes were issued on February 19, 2020 and the 2021 Notes were redeemed on March 19, 2020, (ii) $1.7 million in unamortized initial purchaser discount on the 2021 Notes recognized as expense upon their redemption and (iii) reduced debt, as no amounts were drawn on our revolving credit facility during the first half of 2021. We utilized the facility during the first half of 2020 to mitigate potential impacts of COVID-19, with all amounts repaid by the end of the third quarter of 2020.

•

Net foreign exchange losses of $1.9 million and $4.0 million in the second quarter and first half of 2021, respectively, versus a net loss of $3.2 million and net gain of $3.4 million, respectively, in the second quarter and first half of 2020. The variances are primarily related to the impact of changes in the CAD-to-USD exchange rate on the remeasurement of our net monetary liabilities in Quebec. During the first half of 2021, the CAD strengthened relative to the USD, resulting in a higher USD value for our net monetary liabilities denominated in CAD and a foreign exchange loss for the period. However, the CAD weakened relative to the USD during the first half of 2020.

•

Higher other operating expense by $2.2 million and $4.9 million in the second quarter and first half of 2021, respectively, compared to the same periods of 2020 due to costs incurred to identify and implement potential operational improvements at Casa Berardi and Lucky Friday.

•

Provision for closed operations and environmental matters increased by $3.2 million in the first half of 2021 compared to the first half of 2020 primarily due to a $2.9 million increase in the accrual for estimated costs at the Johnny M site in New Mexico in the first quarter of 2021 (see Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

•

General and administrative expense increased by $4.1 million and $3.2 million in the second quarter and first half of 2021, respectively, compared to the same periods of 2020 primarily due to timing of issuance of shares to directors and higher accrued incentive compensation expense.

•

An unrealized loss on investments in other mining companies of $0.8 million in the second quarter of 2021 compared to a gain of $6.4 million in the second quarter of 2020.   In the first half of 2021, we had a net loss on investments of $3.1 million, comprised of a $4.3 million unrealized loss and a $1.2 million gain on exchange of investments, compared to an unrealized loss of $5.4 million in the first half of 2020.

•

Exploration and pre-development expense increased by $8.7 million and $12.3 million in the second quarter and first half of 2021, respectively, compared to the same periods in 2020.  In the first half of 2021, exploration was primarily at our San Sebastian, Casa Berardi, Greens Creek and Nevada Operations units, while pre-development expense included $2.3 million related to development of the decline to allow drilling of the Hatter Graben area in Nevada.

•

Losses on base metal derivatives contracts of $17.3 million in the second quarter of 2021 and $16.8 million in the first half of 2021, compared to losses of $14.0 million in the second quarter and $6.1 million in the first half of 2020. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

•

Income and mining tax benefits of $4.8 million and $0.2 million for the second quarter and six-month period ended June 30, 2021, respectively, compared to an income tax provision of $0.6 million and benefit of $0.4 million, respectively, for the same periods in 2020. The benefits in the 2021 periods are primarily the result of losses in Nevada and Mexico, along with losses in Quebec in the second quarter of 2021, and are net of provisions for reclassification of certain income-based state and provincial taxes from Cost of sales and other direct production costs to Income and mining tax provision (see Note 3 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

•

In June 2020, we gifted 650,000 shares of our common stock valued at $2.0 million at the time of the gift to the Hecla Charitable Foundation (the “Foundation”), and recognized expense for that amount in the second quarter of 2020. The Foundation is a 501(c)(3) entity established in 2007 to provide grants and disburse funds for educational and charitable purposes to qualifying organizations in order to promote the social, environmental and economic sustainability and development of the communities where we have operations and activities.

The Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales	$113,763	$84,890	$212,172	$138,724
Cost of sales and other direct production costs	(40,996)	(44,684)	(79,355)	(81,436)
Depreciation, depletion and amortization	(14,492)	(12,988)	(29,313)	(25,417)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(55,488)	(57,672)	(108,668)	(106,853)
Gross profit	$58,275	$27,218	$103,504	$31,871
Tons of ore milled	214,931	215,275	409,011	414,079
Production:
Silver (ounces)	2,558,447	2,753,919	5,143,317	5,529,626
Gold (ounces)	12,859	13,104	26,125	25,377
Zinc (tons)	14,610	16,184	27,964	28,671
Lead (tons)	5,627	5,889	10,551	11,087
Payable metal quantities sold:
Silver (ounces)	2,471,833	2,753,736	4,719,107	4,847,456
Gold (ounces)	11,820	12,355	22,367	22,676
Zinc (tons)	9,215	10,650	18,311	20,302
Lead (tons)	4,619	5,233	8,264	8,693
Ore grades:
Silver ounces per ton	14.52	15.56	15.23	16.19
Gold ounces per ton	0.08	0.08	0.09	0.08
Zinc percent	7.6%	8.2%	7.6%	7.6%
Lead percent	3.1%	3.3%	3.1%	3.2%
Total production cost per ton	$171.13	$171.03	$176.58	$178.18
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$(2.64)	$5.19	$(1.65)	$5.41
AISC, After By-Product Credits, per Silver Ounce (1)	$0.68	$7.11	$1.14	$7.51

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

The $31.1 million and $71.6 million increases in gross profit for the second quarter and first six months of 2021, respectively, compared to the same periods of 2020 were primarily due to: (i) higher realized prices for silver, gold, lead and zinc, (ii) lower concentrate treatment costs of $6.0 million and $11.7 million for the second quarter and six month periods, respectively, primarily as a result of favorable changes in smelter terms, with approximately $4.0 million of the variance for the six month period expected to be non-recurring and (iii) reclassification of Alaska mine license tax from cost of sales and other direct production costs to income and mining tax provision for the 2021 periods. See Note 1 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. Cost of sales and other direct production costs for the second quarter and first half of 2020 included $1.3 million and $1.5 million, respectively, for Alaska mine license tax. The impacts of the factors above were partially offset by lower metal sales volume due to lower production and the timing of concentrate shipments.

The charts below illustrate the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the second quarter and first six months of 2021 compared to the same periods of 2020.

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash Cost, Before By-product Credits, per Silver Ounce	$19.08	$22.06	$19.03	$21.07
By-product credits	(21.72)	(16.87)	(20.68)	(15.66)
Cash Cost, After By-product Credits, per Silver Ounce	$(2.64)	$5.19	$(1.65)	$5.41

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
AISC, Before By-product Credits, per Silver Ounce	$22.40	$23.98	$21.82	$23.17
By-product credits	(21.72)	(16.87)	(20.68)	(15.66)
AISC, After By-product Credits, per Silver Ounce	$0.68	$7.11	$1.14	$7.51

The decrease in Cash Costs and AISC, After By-product Credits, per Silver Ounce for the second quarter and first six months of 2021 compared to 2020 was primarily due to higher by-product credits, lower treatment costs and reclassification of mine license tax from production costs to income and mining tax provision effective January 1, 2021.

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

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales	$39,645	$11,455	$68,767	$14,285
Cost of sales and other direct production costs	(20,499)	(9,561)	(36,958)	(12,091)
Depreciation, depletion and amortization	(7,402)	(1,894)	(13,738)	(2,196)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(27,901)	(11,455)	(50,696)	(14,287)
Gross profit	$11,744	$—	$18,071	$(2)
Tons of ore milled	82,442	44,682	163,513	54,901
Production:
Silver (ounces)	913,294	469,537	1,777,195	565,285
Lead (tons)	5,913	3,088	11,693	3,783
Zinc (tons)	2,601	1,671	5,354	2,031
Payable metal quantities sold:
Silver (ounces)	934,258	424,348	1,698,081	525,449
Lead (tons)	6,045	2,793	11,067	3,463
Zinc (tons)	1,929	1,339	3,859	1,523
Ore grades:
Silver ounces per ton	11.60	10.99	11.39	10.78
Lead percent	7.55%	7.33%	7.53%	7.31%
Zinc percent	3.44%	4.07%	3.57%	4.03%
Total production cost per ton	$199.48	$198.48	$188.30	$221.61
Cash Cost, After By-product Credits, per Silver Ounce (1)	$8.07	$—	$7.85	$—
AISC, After By-product Credits, per Silver Ounce (1)	$14.10	$—	$14.17	$—

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

The increases in gross profit, ore tonnage and metals production in the second quarter and first six months of 2021 compared to the same periods in 2020 are the result of returning to full production during the fourth quarter of 2020 (discussed further below). Gross profit was also impacted by higher realized prices for silver, lead and zinc in the second quarter and first six months of 2021 compared to the same periods in 2020.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for the second quarter and first six months of 2021. Total production costs and Cash Cost and AISC, After By-product Credits, Per Silver Ounce are not presented for the second quarter and first six months of 2020, as production was limited during the ramp-up after the strike (discussed below) and results are not comparable.

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Cash Cost, Before By-product Credits, per Silver Ounce	$25.49	$24.97
By-product credits	(17.42)	(17.12)
Cash Cost, After By-product Credits, per Silver Ounce	$8.07	$7.85

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
AISC, Before By-product Credits, per Silver Ounce	$31.52	$31.29
By-product credits	(17.42)	(17.12)
AISC, After By-product Credits, per Silver Ounce	$14.10	$14.17

Following settlement of the strike by unionized employees at Lucky Friday in early 2020, we commenced restaffing and ramp-up procedures and the mine returned to full production in the fourth quarter of 2020. Costs related to ramp-up activities totaled $5.2 million and $13.3 million in the second quarter and first half of 2020, respectively, which included non-cash depreciation expense of $2.3 million and $4.1 million, respectively, and are included in a separate line item on our consolidated statements of operations. These ramp-up costs are excluded from the calculation of gross profit, Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce, when presented.

The Casa Berardi Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales	$56,122	$50,005	$129,033	$96,177
Cost of sales and other direct production costs	(36,430)	(28,301)	(73,405)	(60,229)
Depreciation, depletion and amortization	(20,910)	(17,281)	(46,451)	(33,678)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(57,340)	(45,582)	(119,856)	(93,907)
Gross (loss) profit	$(1,218)	$4,423	$9,177	$2,270
Tons of ore milled	374,683	280,420	743,086	612,038
Production:
Gold (ounces)	31,333	30,756	67,523	57,508
Silver (ounces)	7,917	5,495	18,592	11,429
Payable metal quantities sold:
Gold (ounces)	30,615	28,754	71,484	57,836
Silver (ounces)	8,059	4,383	16,774	12,806
Ore grades:
Gold ounces per ton	0.10	0.13	0.11	0.12
Silver ounces per ton	0.03	0.02	0.03	0.02
Total production cost per ton	$99.36	$99.17	$99.52	$100.07
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,199	$919	$1,106	$1,081
AISC, After By-product Credits, per Gold Ounce (1)	$1,434	$1,077	$1,347	$1,327

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

Gross profit decreased by $5.6 million and increased by $6.9 million for the second quarter and first half of 2021, respectively, compared to the same periods of 2020. The decrease for the second quarter was due to higher cost of sales resulting from increased production costs due to: (i) higher ore tonnage, (ii) mill contractor costs related to maintenance and optimization activities, and (iii) higher underground maintenance costs resulting from repairs and replacements of major components for the production fleet. The impact of higher costs of sales was partially offset by increased sales due to higher average realized gold prices and volume. The increase in gross profit for the six month period was due to higher sales, partially offset by higher cost of sales resulting primarily from the same factors impacting the second quarter results. Mill throughput increased by 34% and 21% in the second quarter and first half of 2021 compared to the same periods of 2020, with the lower production in the 2020 periods partially due to a government COVID-19-related order. We suspended operations at Casa Berardi from March 24, 2020 until April 15, 2020, in response to the Government of Quebec’s COVID-19 order for the mining industry.

Total capital additions increased by $7.9 million and $13.2 million in the second quarter and first six months of 2021, respectively, compared to the same periods of 2020 primarily due to growth capital costs incurred for development of the new 160 zone open pit mine. Limited ore production from the 160 zone pit is expected to begin in the fourth quarter of 2021.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for the second quarter and first half of 2021 and 2020:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash Cost, Before By-product Credits, per Gold Ounce	$1,206	$922	$1,113	$1,084
By-product credits	(7)	(3)	(7)	(3)
Cash Cost, After By-product Credits, per Gold Ounce	$1,199	$919	$1,106	$1,081

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
AISC, Before By-product Credits, per Gold Ounce	$1,441	$1,080	$1,354	$1,330
By-product credits	(7)	(3)	(7)	(3)
AISC, After By-product Credits, per Gold Ounce	$1,434	$1,077	$1,347	$1,327

The increase in Cash Cost and AISC, After By-product Credits, per Gold Ounce for the second quarter and first half of 2021 compared to the same periods in 2020 was primarily due to higher production costs, as discussed above, partially offset by higher gold production, with AISC, After By-product Credits, per Gold Ounce also impacted by higher sustaining capital and exploration spending.

The San Sebastian Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales	$3	$4,934	$176	$14,860
Cost of sales and other direct production costs	(1)	(3,115)	(95)	(9,943)
Depreciation, depletion and amortization	—	(895)	—	(2,368)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(1)	(4,010)	(95)	(12,311)
Gross profit (loss)	$2	$924	$81	$2,549
Tons of ore milled	—	21,647	—	57,123
Production:
Silver (ounces)	—	158,842	—	505,467
Gold (ounces)	—	1,331	—	4,133
Payable metal quantities sold:
Silver (ounces)	100	162,780	3,493	516,476
Gold (ounces)	—	1,220	47	4,044
Ore grades:
Silver ounces per ton	—	7.96	—	9.63
Gold ounces per ton	—	0.07	—	0.09
Total production cost per ton	$—	$100.12	$—	$148.50
Cash Cost, After By-product Credits, per Silver Ounce (1)	$—	$1.14	$—	$5.09
AISC, After By-product Credits, per Silver Ounce (1)	$—	$1.85	$—	$5.65

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

The $0.9 million and $2.5 million decreases in gross profit for the second quarter and first half of 2021, respectively, compared to the same periods in 2020 are primarily due to lower metal volumes. Mining at San Sebastian was completed in the third quarter of 2020, and milling was completed in the fourth quarter of 2020, with exploration and evaluation activities ongoing.

Suspension-related costs at San Sebastian totaling $0.6 million and $1.4 million for the second quarter and first six months of 2021, respectively, are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, total production costs and Cash Cost and AISC, After By-product Credits, per Silver Ounce.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for the second quarter and first half of 2020:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Cash Cost, Before By-product Credits, per Silver Ounce	$15.61	$18.39
By-product credits	(14.47)	(13.30)
Cash Cost, After By-product Credits, per Silver Ounce	$1.14	$5.09

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
AISC, Before By-product Credits, per Silver Ounce	$16.32	$18.95
By-product credits	(14.47)	(13.30)
AISC, After By-product Credits, per Silver Ounce	$1.85	$5.65

The Nevada Operations Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales	$8,450	$15,071	$18,687	$39,234
Cost of sales and other direct production costs	(12,394)	(7,192)	(17,216)	(15,041)
Depreciation, depletion and amortization	(5,599)	(6,365)	(8,232)	(15,430)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(17,993)	(13,557)	(25,448)	(30,471)
Gross (loss) profit	$(9,543)	$1,514	$(6,761)	$8,763
Tons of ore milled	38,947	10,686	55,406	27,984
Production:
Gold (ounces)	14,947	14,791	17,495	31,756
Silver (ounces)	45,125	15,988	45,125	37,443
Payable metal quantities sold:
Gold (ounces)	4,732	9,068	10,555	23,944
Silver (ounces)	1,214	3,392	8,035	28,731
Ore grades:
Gold ounces per ton	0.410	1.519	0.343	1.232
Silver ounces per ton	1.24	2.07	0.88	1.70
Production cost per ton	$161.50	$1,172.66	$220.68	$892.09
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,369	$694	$1,371	$716
AISC, After By-product Credits, per Gold Ounce (1)	$1,386	$769	$1,393	$787

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

The decreases in gross profit for the second quarter and first half of 2021 compared to the same periods of 2020 were primarily the result of lower sales volumes and increased write-downs of ore stockpile to net realizable value. Processing of the stockpiled non-refractory ore at the Midas mill and third-party processing of a bulk sample of refractory ore in a roaster commenced at the end of the first quarter of 2021 and was completed in the second quarter. We also expect to process an additional approximately 10,000 tons of Fire Creek refractory ore at the third-party facility in the second half of 2021. The write-downs of ore stockpile inventory totaled approximately $9.4 million and $9.6 million in the second quarter and first half of 2021, respectively, compared to $1.5 million in such write-downs in the first half of 2020, with no portion of that amount recognized in the second quarter of 2020. During the second half of 2020, all ore mined at the Nevada Operations was stockpiled, with no ore milled and no production reported during that period. Mining of non-refractory ore at Fire Creek in areas where development has already been performed was completed in the fourth quarter of 2020. Fire Creek was placed on care-and-maintenance in the second quarter of 2021 after processing of the remaining non-refractory ore stockpile.

Production was suspended at the Hollister mine in the third quarter of 2019 and at the Midas mine and Aurora mill in late 2019.  Suspension-related costs at the Nevada Operations unit totaling $5.2 million and $8.8 million for the second quarter and first six months of 2021, respectively, and $2.7 million and $6.7 million in the second quarter and first six months of 2020, respectively, are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, total production costs per ton and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

Total production costs per ton were lower by 86% and 75%, respectively, for the second quarter and first six months of 2021, respectively, due to higher mill throughput and lower mining and milling costs, as mine production was lower and mill throughput for the 2021 periods was from stockpiled material, including refractory ore processed at a third-party facility.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for the second quarter and first half of 2021 compared to the same periods of 2020:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash Cost, Before By-product Credits, per Gold Ounce	$1,443	713	$1,434	736
By-product credits	(74)	(19)	(63)	(20)
Cash Cost, After By-product Credits, per Gold Ounce	$1,369	$694	$1,371	$716

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
AISC, Before By-product Credits, per Gold Ounce	$1,460	$788	$1,456	$807
By-product credits	(74)	(19)	(63)	(20)
AISC, After By-product Credits, per Gold Ounce	$1,386	$769	$1,393	$787

The increases in Cash Costs and AISC, After By-product Credits, per Gold ounce in the second quarter and first half of 2021 compared to the same periods of 2020 were due to higher other costs for the second quarter and first six months of 2021 compared to the same periods of 2020, which included the cost of previously-stockpiled ore processed in 2021.

See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks in our 2020 Form 10-K for a discussion of certain risks relating to our recent and ongoing analysis of the carrying value of the Nevada assets.

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans provide a significant benefit to our employees, but represent a significant liability to us. The liability recorded for the underfunded status of our plans was $31.0 million and $44.9 million as of June 30, 2021 and December 31, 2020, respectively. In January 2021, we contributed $16.8 million in shares of our common stock to our supplemental executive retirement plan (“SERP”), and expect to contribute approximately $0.8 million in cash to the SERP in 2021. We do not expect to be required to contribute to our defined benefit pension plans in 2021, but may choose to do so. While the economic variables which will determine future funding requirements are uncertain, we expect contributions to continue to be required in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness. See Note 9 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for more information.

Income Taxes

During the second quarter and first six months of 2021, income and mining tax benefits of approximately $4.8 million and $0.2 million, respectively, resulted effective tax rates of (1.1)% and 119.3%, respectively, for those periods. This compares to an income and mining tax provision of $0.6 and a benefit of $0.4 million, or effective tax rates of (4.7)% and 1.4%, for the second quarter and first six months of 2020, respectively. The comparability of our income and mining tax (provision) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates; (v) percentage depletion; (vi) the non-recognition of tax assets; and (vii) the reclassification of the Alaska mine license tax effective January 1, 2021, which increased our income and mining tax provision by $6.5 million. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.

Each reporting period we assess our deferred tax balances based on a review of long-range forecasts and quarterly activity. A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. We analyze our deferred tax assets and, if it is determined that we will not realize all or a portion of our deferred tax assets, we will record or increase a valuation allowance. Conversely, if it is determined we will ultimately more likely than not be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact our ability to realize our deferred tax assets. For additional information, please see Note 3 of Notes to Condensed Consolidated Financial Statements (Unaudited) and Item 1A - Risk Factors in our 2020 10-K.

Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations at the Greens Creek, Lucky Friday, San Sebastian, Casa Berardi and Nevada Operations units and for the Company for the three- and six-month periods ended June 30, 2021 and 2020.

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

Cash Cost, Before By-product Credits and AISC, Before By-product Credits include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining expense, on-site general and administrative costs, royalties and mining production taxes. AISC, Before By-product Credits for each mine also includes on-site exploration, reclamation, and sustaining capital costs. AISC, Before By-product Credits for our consolidated silver properties also includes corporate costs for general and administrative expense and sustaining exploration and capital costs. By-product credits include revenues earned from all metals other than the primary metal produced at each unit. As depicted in the tables below, by-product credits comprise an essential element of our silver unit cost structure, distinguishing our silver operations due to the polymetallic nature of their orebodies.

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

In thousands (except per ounce amounts)	Three Months Ended June 30, 2021
	Greens Creek	Lucky Friday(2)	San Sebastian(3)	Corporate(4)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$55,488	27,901	$1		$83,390
Depreciation, depletion and amortization	(14,492)	(7,402)	—		(21,894)
Treatment costs	8,924	4,686	—		13,610
Change in product inventory	(435)	(1,596)	—		(2,031)
Reclamation and other costs	(672)	(325)	(1)		(998)
Cash Cost, Before By-product Credits (1)	48,813	23,264	—		72,077
Reclamation and other costs	847	264	—		1,111
Sustaining exploration	1,300	—	—	450	1,750
Sustaining capital	6,339	5,244	—	—	11,583
General and administrative				11,104	11,104
AISC, Before By-product Credits (1)	57,299	28,772	—		97,625
By-product credits:
Zinc	(26,510)	(5,093)	—		(31,603)
Gold	(20,438)	—	—		(20,438)
Lead	(8,605)	(10,799)	$—		(19,404)
Total By-product credits	(55,553)	(15,892)	—		(71,445)
Cash Cost, After By-product Credits	$(6,740)	$7,372	$—		$632
AISC, After By-product Credits	$1,746	$12,880	$—		$26,180
Divided by ounces produced	2,558	913	—		3,471
Cash Cost, Before By-product Credits, per Ounce	$19.08	$25.49	$—		$20.76
By-product credits per ounce	(21.72)	(17.42)	—		(20.58)
Cash Cost, After By-product Credits, per Ounce	$(2.64)	$8.07	$—		$0.18
AISC, Before By-product Credits, per Ounce	$22.40	$31.52	$—		$28.12
By-product credits per ounce	(21.72)	(17.42)	—		(20.58)
AISC, After By-product Credits, per Ounce	$0.68	$14.10	$—		$7.54

In thousands (except per ounce amounts)	Three months ended June 30, 2021
	Casa Berardi (5)	Nevada Operations (6)	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$57,340	$17,993	$75,333
Depreciation, depletion and amortization	(20,910)	(5,599)	(26,509)
Treatment costs	535	1,719	2,254
Change in product inventory	1,015	12,583	13,598
Reclamation and other costs	(215)	(218)	(433)
Exclusion of Nevada Operations costs	—	(4,914)	(4,914)
Cash Cost, Before By-product Credits (1)	37,765	21,564	59,329
Reclamation and other costs	215	218	433
Sustaining exploration	1,103	—	1,103
Sustaining capital	6,064	44	6,108
AISC, Before By-product Credits (1)	45,147	21,826	66,973
By-product credits:
Silver	(209)	(1,103)	(1,312)
Total By-product credits	(209)	(1,103)	(1,312)
Cash Cost, After By-product Credits	$37,556	$20,461	$58,017
AISC, After By-product Credits	$44,938	$20,723	$65,661
Divided by ounces produced	31	15	46
Cash Cost, Before By-product Credits, per Ounce	$1,206	$1,443	$1,282
By-product credits per ounce	(7)	(74)	(28)
Cash Cost, After By-product Credits, per Ounce	$1,199	$1,369	$1,254
AISC, Before By-product Credits, per Ounce	$1,441	$1,460	$1,447
By-product credits per ounce	(7)	(74)	(28)
AISC, After By-product Credits, per Ounce	$1,434	$1,386	$1,419

In thousands (except per ounce amounts)	Three months ended June 30, 2021
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$83,390	$75,333	$158,723
Depreciation, depletion and amortization	(21,894)	(26,509)	(48,403)
Treatment costs	13,610	2,254	15,864
Change in product inventory	(2,031)	13,598	11,567
Reclamation and other costs	(998)	(433)	(1,431)
Exclusion of Nevada Operations costs	—	(4,914)	(4,914)
Cash Cost, Before By-product Credits (1)	72,077	59,329	131,406
Reclamation and other costs	1,111	433	1,544
Sustaining exploration	1,750	1,103	2,853
Sustaining capital	11,583	6,108	17,691
General and administrative	11,104	—	11,104
AISC, Before By-product Credits (1)	97,625	66,973	164,598
By-product credits:
Zinc	(31,603)	—	(31,603)
Gold	(20,438)	—	(20,438)
Lead	(19,404)	—	(19,404)
Silver	—	(1,312)	(1,312)
Total By-product credits	(71,445)	(1,312)	(72,757)
Cash Cost, After By-product Credits	$632	$58,017	$58,649
AISC, After By-product Credits	$26,180	$65,661	$91,841
Divided by ounces produced	3,471	46
Cash Cost, Before By-product Credits, per Ounce	$20.76	$1,282
By-product credits per ounce	(20.58)	(28)
Cash Cost, After By-product Credits, per Ounce	$0.18	$1,254
AISC, Before By-product Credits, per Ounce	$28.12	$1,447
By-product credits per ounce	(20.58)	(28)
AISC, After By-product Credits, per Ounce	$7.54	$1,419

In thousands (except per ounce amounts)	Three Months Ended June 30, 2020
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(4)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$57,672	$11,455	$4,010		$73,137
Depreciation, depletion and amortization	(12,988)	(1,894)	(895)		(15,777)
Treatment costs	20,016	3,032	47		23,095
Change in product inventory	(4,020)	(118)	(398)		(4,536)
Reclamation and other costs	93	—	(296)		(203)
Exclusion of Lucky Friday cash costs	—	(12,475)	—		(12,475)
Cash Cost, Before By-product Credits (1)	60,773	—	2,468		63,241
Reclamation and other costs	789	—	114		903
Sustaining exploration	—	—	—	314	314
Sustaining capital	4,501	—	(1)	—	4,500
General and administrative				6,979	6,979
AISC, Before By-product Credits (1)	66,063	—	2,581		75,937
By-product credits:
Zinc	(19,913)	—	—		(19,913)
Gold	(19,427)	—	(2,287)		(21,714)
Lead	(7,133)	—	—		(7,133)
Total By-product credits	(46,473)	—	(2,287)		(48,760)
Cash Cost, After By-product Credits	$14,300	$—	$181		$14,481
AISC, After By-product Credits	$19,590	$—	$294		$27,177
Divided by ounces produced	2,754	—	158		2,912
Cash Cost, Before By-product Credits, per Ounce	$22.06	$—	$15.61		$21.71
By-product credits per ounce	(16.87)	—	(14.47)		(16.74)
Cash Cost, After By-product Credits, per Ounce	$5.19	$—	$1.14		$4.97
AISC, Before By-product Credits, per Ounce	$23.98	$—	$16.32		$26.07
By-product credits per ounce	(16.87)	—	(14.47)		(16.74)
AISC, After By-product Credits, per Ounce	$7.11	$—	$1.85		$9.33

In thousands (except per ounce amounts)	Three Months Ended June 30, 2020
	Casa Berardi	Nevada Operations	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$45,582	$13,557	$59,139
Depreciation, depletion and amortization	(17,281)	(6,365)	(23,646)
Treatment costs	558	19	577
Change in product inventory	(400)	3,669	3,269
Reclamation and other costs	(92)	(328)	(420)
Cash Cost, Before By-product Credits (1)	28,367	10,552	38,919
Reclamation and other costs	94	327	421
Sustaining exploration	467	—	467
Sustaining capital	4,278	774	5,052
AISC, Before By-product Credits (1)	33,206	11,653	44,859
By-product credits:
Silver	(92)	(282)	(374)
Total By-product credits	(92)	(282)	(374)
Cash Cost, After By-product Credits	$28,275	$10,270	$38,545
AISC, After By-product Credits	$33,114	$11,371	$44,485
Divided by ounces produced	31	15	46
Cash Cost, Before By-product Credits, per Ounce	$922	$713	$854
By-product credits per ounce	(3)	(19)	(8)
Cash Cost, After By-product Credits, per Ounce	$919	$694	$846
AISC, Before By-product Credits, per Ounce	$1,080	$788	$985
By-product credits per ounce	(3)	(19)	(8)
AISC, After By-product Credits, per Ounce	$1,077	$769	$977

In thousands (except per ounce amounts)	Three Months Ended June 30, 2020
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$73,137	$59,139	$132,276
Depreciation, depletion and amortization	(15,777)	(23,646)	(39,423)
Treatment costs	23,095	577	23,672
Change in product inventory	(4,536)	3,269	(1,267)
Reclamation and other costs	(203)	(420)	(623)
Exclusion of Lucky Friday cash costs	(12,475)	—	(12,475)
Cash Cost, Before By-product Credits (1)	63,241	38,919	102,160
Reclamation and other costs	903	421	1,324
Sustaining exploration	314	467	781
Sustaining capital	4,500	5,052	9,552
General and administrative	6,979	—	6,979
AISC, Before By-product Credits (1)	75,937	44,859	120,796
By-product credits:
Zinc	(19,913)	—	(19,913)
Gold	(21,714)	—	(21,714)
Lead	(7,133)	—	(7,133)
Silver		(374)	(374)
Total By-product credits	(48,760)	(374)	(49,134)
Cash Cost, After By-product Credits	$14,481	$38,545	$53,026
AISC, After By-product Credits	$27,177	$44,485	$71,662
Divided by ounces produced	2,912	46
Cash Cost, Before By-product Credits, per Ounce	$21.71	$854
By-product credits per ounce	(16.74)	(8)
Cash Cost, After By-product Credits, per Ounce	$4.97	$846
AISC, Before By-product Credits, per Ounce	$26.07	$985
By-product credits per ounce	(16.74)	(8)
AISC, After By-product Credits, per Ounce	$9.33	$977

In thousands (except per ounce amounts)	Six Months Ended June 30, 2021
	Greens Creek	Lucky Friday(2)	San Sebastian (3)	Corporate(4)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$108,668	$50,696	$95		$159,459
Depreciation, depletion and amortization	(29,313)	(13,738)	—		(43,051)
Treatment costs	19,465	9,664	—		29,129
Change in product inventory	(34)	(1,689)	—		(1,723)
Reclamation and other costs	(932)	(559)	(95)		(1,586)
Cash Cost, Before By-product Credits (1)	97,854	44,374	—		142,228
Reclamation and other costs	1,695	528			2,223
Sustaining exploration	1,423	—	—	885	2,308
Sustaining capital	11,231	10,698		—	21,929
General and administrative				19,111	19,111
AISC, Before By-product Credits (1)	112,203	55,600	—		187,799
By-product credits:
Zinc	(49,277)	(9,846)	—		(59,123)
Gold	(41,434)	—	—		(41,434)
Lead	(15,625)	(20,574)	—		(36,199)
Total By-product credits	(106,336)	(30,420)	—		(136,756)
Cash Cost, After By-product Credits	$(8,482)	$13,954	$—		$5,472
AISC, After By-product Credits	$5,867	$25,180	$—		$51,043
Divided by ounces produced	5,143	1,777			6,920
Cash Cost, Before By-product Credits, per Ounce	$19.03	$24.97	$—		$20.55
By-product credits per ounce	(20.68)	(17.12)	—		(19.76)
Cash Cost, After By-product Credits, per Ounce	$(1.65)	$7.85	$—		$0.79
AISC, Before By-product Credits, per Ounce	$21.82	$31.29	$—		$27.14
By-product credits per ounce	(20.68)	(17.12)	—		(19.76)
AISC, After By-product Credits, per Ounce	$1.14	$14.17	$—		$7.38

In thousands (except per ounce amounts)	Six Months Ended June 30, 2021
	Casa Berardi (5)	Nevada Operations (6)	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$119,856	$25,448	$145,304
Depreciation, depletion and amortization	(46,451)	(8,232)	(54,683)
Treatment costs	1,249	1,730	2,979
Change in product inventory	968	11,499	12,467
Reclamation and other costs	(423)	(245)	(668)
Exclusion of Nevada Operations costs	—	(5,103)	(5,103)
Cash Cost, Before By-product Credits (1)	75,199	25,097	100,296
Reclamation and other costs	423	245	668
Sustaining exploration	2,010	—	2,010
Sustaining capital	13,822	133	13,955
AISC, Before By-product Credits (1)	91,454	25,475	116,929
By-product credits:
Silver	(487)	(1,103)	(1,590)
Total By-product credits	(487)	(1,103)	(1,590)
Cash Cost, After By-product Credits	$74,712	$23,994	$98,706
AISC, After By-product Credits	$90,967	$24,372	$115,339
Divided by ounces produced	68	17	85
Cash Cost, Before By-product Credits, per Ounce	$1,113	$1,434	$1,180
By-product credits per ounce	(7)	(63)	(19)
Cash Cost, After By-product Credits, per Ounce	$1,106	$1,371	$1,161
AISC, Before By-product Credits, per Ounce	$1,354	$1,456	$1,376
By-product credits per ounce	(7)	(63)	(19)
AISC, After By-product Credits, per Ounce	$1,347	$1,393	$1,357

In thousands (except per ounce amounts)	Six Months Ended June 30, 2021
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$159,459	$145,304	$304,763
Depreciation, depletion and amortization	(43,051)	(54,683)	(97,734)
Treatment costs	29,129	2,979	32,108
Change in product inventory	(1,723)	12,467	10,744
Reclamation and other costs	(1,586)	(668)	(2,254)
Exclusion of Nevada Operations costs	—	(5,103)	(5,103)
Cash Cost, Before By-product Credits (1)	142,228	100,296	242,524
Reclamation and other costs	2,223	668	2,891
Sustaining exploration	2,308	2,010	4,318
Sustaining capital	21,929	13,955	35,884
General and administrative	19,111	—	19,111
AISC, Before By-product Credits (1)	187,799	116,929	304,728
By-product credits:
Zinc	(59,123)	—	(59,123)
Gold	(41,434)	—	(41,434)
Lead	(36,199)	—	(36,199)
Silver		(1,590)	(1,590)
Total By-product credits	(136,756)	(1,590)	(138,346)
Cash Cost, After By-product Credits	$5,472	$98,706	$104,178
AISC, After By-product Credits	$51,043	$115,339	$166,382
Divided by ounces produced	6,920	85
Cash Cost, Before By-product Credits, per Ounce	$20.55	$1,180
By-product credits per ounce	(19.76)	(19)
Cash Cost, After By-product Credits, per Ounce	$0.79	$1,161
AISC, Before By-product Credits, per Ounce	$27.14	$1,376
By-product credits per ounce	(19.76)	(19)
AISC, After By-product Credits, per Ounce	$7.38	$1,357

In thousands (except per ounce amounts)	Six Months Ended June 30, 2020
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(4)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$106,853	$14,287	$12,311		$133,451
Depreciation, depletion and amortization	(25,417)	(2,196)	(2,368)		(29,981)
Treatment costs	35,842	3,464	151		39,457
Change in product inventory	(1,150)	796	(145)		(499)
Reclamation and other costs	413	—	(658)		(245)
Exclusion of Lucky Friday cash costs	—	(16,351)	—		(16,351)
Cash Cost, Before By-product Credits (1)	116,541	—	9,291		125,832
Reclamation and other costs	1,577	—	228		1,805
Sustaining exploration	4	—	—	664	668
Sustaining capital	10,011	—	55	—	10,066
General and administrative				15,918	15,918
AISC, Before By-product Credits (1)	128,133	—	9,574		154,289
By-product credits:
Zinc	(35,939)	—	—		(35,939)
Gold	(36,624)		(6,716)		(43,340)
Lead	(14,059)	—	—		(14,059)
Total By-product credits	(86,622)	—	(6,716)		(93,338)
Cash Cost, After By-product Credits	$29,919	$—	$2,575		$32,494
AISC, After By-product Credits	$41,511	$—	$2,858		$60,951
Divided by ounces produced	5,530	—	505		6,035
Cash Cost, Before By-product Credits, per Ounce	$21.07	$—	$18.39		$20.85
By-product credits per ounce	(15.66)	—	(13.30)		(15.47)
Cash Cost, After By-product Credits, per Ounce	$5.41	$—	$5.09		$5.38
AISC, Before By-product Credits, per Ounce	$23.17	$—	$18.95		$25.57
By-product credits per ounce	(15.66)	—	(13.30)		(15.47)
AISC, After By-product Credits, per Ounce	$7.51	$—	$5.65		$10.10

In thousands (except per ounce amounts)	Six Months Ended June 30, 2020
	Casa Berardi	Nevada Operations	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$93,907	$30,471	$124,378
Depreciation, depletion and amortization	(33,678)	(15,430)	(49,108)
Treatment costs	1,132	45	1,177
Change in product inventory	1,208	8,949	10,157
Reclamation and other costs	(189)	(654)	(843)
Cash Cost, Before By-product Credits (1)	62,380	23,381	85,761
Reclamation and other costs	190	654	844
Sustaining exploration	1,158	—	1,158
Sustaining capital	12,784	1,600	14,384
AISC, Before By-product Credits (1)	76,512	25,635	102,147
By-product credits:
Silver	(192)	(635)	(827)
Total By-product credits	(192)	(635)	(827)
Cash Cost, After By-product Credits	$62,188	$22,746	$84,934
AISC, After By-product Credits	$76,320	$25,000	$101,320
Divided by ounces produced	58	32	90
Cash Cost, Before By-product Credits, per Ounce	$1,084	$736	$961
By-product credits per ounce	(3)	(20)	(9)
Cash Cost, After By-product Credits, per Ounce	$1,081	$716	$952
AISC, Before By-product Credits, per Ounce	$1,330	$807	$1,144
By-product credits per ounce	(3)	(20)	(9)
AISC, After By-product Credits, per Ounce	$1,327	$787	$1,135

In thousands (except per ounce amounts)	Six Months Ended June 30, 2020
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$133,451	$124,378	$257,829
Depreciation, depletion and amortization	(29,981)	(49,108)	(79,089)
Treatment costs	39,457	1,177	40,634
Change in product inventory	(499)	10,157	9,658
Reclamation and other costs	(245)	(843)	(1,088)
Exclusion of Lucky Friday cash costs	(16,351)	—	(16,351)
Cash Cost, Before By-product Credits (1)	125,832	85,761	211,593
Reclamation and other costs	1,805	844	2,649
Sustaining exploration	668	1,158	1,826
Sustaining capital	10,066	14,384	24,450
General and administrative	15,918	—	15,918
AISC, Before By-product Credits (1)	154,289	102,147	256,436
By-product credits:
Zinc	(35,939)	—	(35,939)
Gold	(43,340)	—	(43,340)
Lead	(14,059)	—	(14,059)
Silver		(827)	(827)
Total By-product credits	(93,338)	(827)	(94,165)
Cash Cost, After By-product Credits	$32,494	$84,934	$117,428
AISC, After By-product Credits	$60,951	$101,320	$162,271
Divided by ounces produced	6,035	90
Cash Cost, Before By-product Credits, per Ounce	$20.85	$961
By-product credits per ounce	(15.47)	(9)
Cash Cost, After By-product Credits, per Ounce	$5.38	$952
AISC, Before By-product Credits, per Ounce	$25.57	$1,144
By-product credits per ounce	(15.47)	(9)
AISC, After By-product Credits, per Ounce	$10.10	$1,135

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

(2)

The unionized employees at Lucky Friday were on strike from March 2017 until January 2020, and production at Lucky Friday was limited from the start of the strike until the ramp-up was substantially completed in the fourth quarter of 2020. Costs related to ramp-up activities totaling $9.2 million, along with $4.1 million in non-cash depreciation expense, in the first half of 2020 have been excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

(3)

Mining at San Sebastian was completed in the third quarter of 2020, and milling was completed in the fourth quarter of 2020. Suspension-related costs at San Sebastian totaling $1.4 million for the first half of 2021 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

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

(6)

Production was suspended at the Hollister and Midas mines and Aurora mill in the latter part of 2019. Suspension-related costs at Nevada Operations totaling $8.8 million and $6.7 million for the first halves of 2021 and 2020, respectively, are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

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

At June 30, 2021, we had $181.5 million in cash and cash equivalents, of which $16.8 million was held in foreign subsidiaries' local currency that we anticipate utilizing for near-term operating, exploration or capital costs by those foreign subsidiaries. We also have USD cash and cash equivalent balances held by our foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from our U.S. operations are adequate to fund our U.S. operations and corporate activities.

Our liquid assets include (in millions):

	June 30, 2021	December 31, 2020
Cash and cash equivalents held in U.S. dollars	$164.7	$116.4
Cash and cash equivalents held in foreign currency	16.8	13.4
Total cash and cash equivalents	181.5	129.8
Marketable equity securities - non-current	11.1	19.3
Total cash, cash equivalents and investments	$192.6	$149.1

Cash and cash equivalents increased by $51.7 million in the first six months of 2021. Cash held in foreign currencies represents balances in Canadian dollars and Mexican pesos, with the $3.4 million increase in the first half of 2021 resulting from increases in CAD and Mexican Pesos (“MXN”) held. The value of non-current marketable equity securities decreased by $8.2 million.

On February 19, 2020, we completed an offering of Senior Notes in the total principal amount of USD$475 million. The Senior Notes are due February 15, 2028 and bear interest at a rate of 7.25% per year from the most recent payment date on which interest has been paid or provided for.  In July 2020, we agreed to issue our Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”) for CAD$50 million (approximately USD$36.8 million at the time of the transaction) in aggregate principal amount, which mature in July 2025 and bear interest at a rate of 6.515% per year. We also have a $250 million revolving credit facility, with interest payable on amounts drawn at an annual rate of between 2.25% and 4.00% over the London Interbank Offered Rate, or between 1.25% and 3.00% over an alternative base rate. There was no amount outstanding under the revolving credit facility as of June 30, 2021, with the exception of $19.9 million utilized for letters of credit. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our debt arrangements.

We continue to address the COVID-19 outbreak and face uncertainty related to the potential additional impact it could have on our operations. It is possible that future restrictions at any of our operations could have a material adverse impact on operations or financial results beyond 2021. We have taken precautionary measures to mitigate the impact of COVID-19, including implementing revised operational plans. As long as they are required, the revised operational practices could continue to have an adverse impact on our operating results due to deferred production and revenues or additional costs. If required, increasing or prolonged restrictions on our operations could require access to additional sources of liquidity, which may not be available to us. See Item 1A. Risk Factors - Natural disasters, public health crises, political crises (including COVID-19), and other catastrophic events or other events outside of our control may materially and adversely affect our business or financial results and COVID-19 virus pandemic may heighten other risks in our 2020 Form 10-K for information on how restrictions related to COVID-19 have affected some of our operations.

Pursuant to our common stock dividend policy described in Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited) and Note 10 of Notes to Consolidated Financial Statements in our 2020 Form 10-K, our Board of Directors declared and paid dividends on common stock totaling $10.7 million in the first half of 2021 and $2.6 million in the first half of 2020.  Our dividend policy has a silver-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter.  Another component of our common stock dividend policy anticipates paying an annual minimum dividend.  During May 2021, our Board of Directors approved an increase in our silver-linked dividend by 1 cent per year, and in May and August 2021, approved, along with the minimum dividend of 0.375 cent per share, quarterly silver-linked dividends of 0.75 cent per share based on the realized silver price of $25.66 and $27.14 in the first and second quarters of 2021, respectively.  For illustrative purposes only, the table below summarizes potential dividend amounts under our dividend policy.

Quarterly Average Realized Silver Price ($ per ounce)	Quarterly Silver- Linked Dividend (cents per share)	Annualized Silver- Linked Dividend (cents per share)	Annualized Minimum Dividend (cents per share)	Annualized Dividends per Share: Silver- Linked and Minimum (cents per share)
$25	0.75	3	1.5	4.5
$30	1.25	5	1.5	6.5
$35	2.25	9	1.5	10.5
$40	3.25	13	1.5	14.5
$45	4.25	17	1.5	18.5
$50	5.25	21	1.5	22.5

The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

Pursuant to our stock repurchase program described in Note 10 of Notes to Consolidated Financial Statements in our 2020 Form 10-K, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of June 30, 2021 and December 31, 2020, 934,100 shares had been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. We have not repurchased any shares since June 2014. The closing price of our common stock at August 3, 2021, was $6.62 per share.

Pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents in “at-the-market” (ATM) offerings. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any shares issued under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. No shares have been sold under the agreement as of June 30, 2021.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability of our revolving credit facility, we believe we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report.  Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes and IQ Notes; principal and interest payments under our revolving credit facility; deferral of revenues, care-and-maintenance and other costs related to addressing the impacts of COVID-19 on our operations; capital expenditures at our operations; potential acquisitions of other mining companies or properties; regulatory matters; litigation; potential repurchases of our common stock under the program described above; and payment of dividends on common stock, if declared by our board of directors. We currently estimate a total of approximately $120 million will be spent in 2021 on capital expenditures, primarily for equipment, infrastructure, and development at our mines, including $49.0 million already incurred as of June 30, 2021 and excluding $7.5 million for the acquisition of royalty interests at our operations.  We also estimate exploration and pre-development expenditures will total approximately $48.5 million in 2021, including $17.9 million already incurred as of June 30, 2021.  Our expenditures for these items and our related plans for 2021 may change based upon our financial position, metals prices, and other considerations.  Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility, and other factors.  A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans.

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash provided by operating activities (in millions)	$124.2	$42.5

Cash provided by operating activities in the first half of 2021 of $124.2 million represented an $81.7 million increase compared to the $42.5 million provided by operating activities in the first half of 2020. The variance was the result of higher net income, as adjusted for non-cash items, a reduction to inventory and a smaller decrease to accounts payable, partially offset by an increase to accounts receivable and lower accrued payroll and related benefits and taxes.

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash used in investing activities (in millions)	$(53.2)	$(31.1)

During the first half of 2021, we invested $53.3 million in capital expenditures, including $7.5 million for the acquisition of royalty interests at our operations and excluding $3.1 million in non-cash finance lease additions, an increase of $22.6 million compared to the same period in 2020. The variance was primarily due to increased spending at Casa Berardi.

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash (used in) provided by financing activities (in millions)	$(19.4)	$4.0

In the first half of 2020, we received $469.5 million in net proceeds from the issuance of our Senior Notes and drew $210.0 million on our revolving credit facility, and had debt repayments of $506.5 million for redemption of our 2021 Notes and $160.0 million for our revolving credit facility. We had no borrowings or repayments of debt in the first half of 2021. During the first six months of 2021 and 2020, we paid cash dividends on our common stock totaling $10.7 million and $2.6 million, respectively, and cash dividends of $0.3 million on our Series B Preferred Stock during each of those periods, with the increase in common stock dividends resulting from higher realized silver prices and amendments to our dividend policy discussed above. We made repayments on our finance leases of $3.8 million and $2.8 million in the six-month periods ended June 30, 2021 and 2020, respectively. We acquired treasury shares for $4.5 million and $2.7 million in the first half of 2021 and 2020, respectively, as a result of employees' elections to utilize net share settlement to satisfy their tax withholding obligations related to incentive compensation paid in stock and vesting of restricted stock units.

The effect of changes in foreign exchange rates resulted in a $28 thousand decrease in cash and cash equivalents in the first half of 2021 compared to a decrease of $1.8 million in the first half of 2020, with the variance due to strengthening of the CAD and MXN relative to the USD in the 2021 period.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, IQ Notes, credit facility, outstanding purchase orders, certain capital expenditures and lease arrangements as of June 30, 2021 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligations (1)	$16,841	—	—	$—	$16,841
Contractual obligations (2)	1,357	—	—	—	1,357
Credit facility(3)	1,726	1,050	—	—	2,776
Finance lease commitments (4)	6,793	8,084	1,276	—	16,153
Operating lease commitments (5)	3,423	4,133	1,065	2,084	10,705
Supplemental executive retirement plan (6)	759	1,740	2,704	6,617	11,820
Senior Notes (7)	34,438	68,875	68,875	530,960	703,148
IQ Notes (8)	2,536	5,071	41,517	—	49,124
Total contractual cash obligations	$67,873	$88,953	$115,437	$539,661	$811,924

(1)

Consists of open purchase orders of approximately $6.8 million at the Greens Creek unit, $0.6 million at the Casa Berardi unit, $5.8 million at the Lucky Friday unit and $3.6 million at the Nevada Operations unit.

(2)	As of June 30, 2021, we were committed to approximately $1.4 million for various items at Greens Creek.

(3)

We have a $250 million revolving credit agreement under which we are required to pay a standby fee of between 0.5625% and 1.00% per annum on undrawn amounts and interest of between 2.25% and 4.00% over the London Interbank Offered Rate or between 1.25% and 3.00% over an alternative base rate on drawn amounts under the revolving credit agreement. We had $19.9 million in letters of credit outstanding as of June 30, 2021. The amounts in the table above assume no additional amounts will be drawn in future periods, and include only the standby fee on the current undrawn balance. For more information on our credit facility, see Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(4)

Includes scheduled finance lease payments of $15.8 million, $0.2 million and $0.2 million (including interest), respectively, for equipment at our Greens Creek, Casa Berardi and Nevada Operations units.

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

(6)

We sponsor defined benefit pension plans covering substantially all U.S. employees and provide certain post-retirement benefits for qualifying retired employees, along with a supplemental executive retirement plan (“SERP”). These amounts represent our estimate of the future benefit payment requirements for the next 10 years for the SERP as of June 30, 2021. However, in January 2021, we contributed $16.8 million in shares of our common stock to the SERP in order to fund future benefit payments.  We believe we will have future funding requirements related to our defined benefit pension plans and benefit payment obligations for the SERP beyond 10 years; however, such funding requirements are not fixed in nature and are difficult to estimate, as they involve significant assumptions. See Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

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

(8)

On July 9, 2020, we entered into a note purchase agreement pursuant to which we issued our IQ Notes for CAD$50 million (approximately USD$36.8 million at the time of the transaction) in aggregate principal amount. The IQ Notes were issued at a premium of 103.65%, or CAD$1.8 million, implying an effective annual yield of 5.74% and an aggregate principal amount to be repaid of CAD$48.2 million. The IQ Notes were issued in four equal installments of CAD$12.5 million on July 9, August 9, September 9 and October 9, 2020. The IQ Notes bear interest on amounts outstanding at a rate of 6.515% per year, payable on January 9 and July 9 of each year, commencing January 9, 2021. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At June 30, 2021, our liabilities for these matters totaled $120.6 million. Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At June 30, 2021, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Guarantor Subsidiaries

Presented below are Hecla’s unaudited interim condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of Hecla's subsidiaries of the Senior Notes and IQ Notes (see Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information). The Guarantors consist of the following of Hecla's 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Hecla Montana, Inc.; Revett Silver Company; RC Resources, Inc.; Troy Mine Inc.; Revett Exploration, Inc.; Revett Holdings, Inc.; Mines Management, Inc.; Newhi, Inc.; Montanore Minerals Corp.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; Hecla Juneau Mining Company; Klondex Holdings Inc.; Klondex Gold & Silver Mining Co.; Klondex Midas Holdings Limited; Klondex Aurora Mine Inc.; Klondex Hollister Mine Inc; and Hecla Quebec, Inc. We completed the offering of the Senior Notes on February 19, 2020 under our shelf registration statement previously filed with the SEC. We issued the IQ Notes in four equal tranches between July and October 2020.

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

Unaudited Interim Condensed Consolidating Balance Sheets

	As of June 30, 2021
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$138,813	$15,030	$27,651	$—	$181,494
Other current assets	6,219	141,702	1,763	—	149,684
Properties, plants, equipment and mineral interests, net	1,913	2,295,175	8,271	—	2,305,359
Intercompany receivable (payable)	(149,795)	(320,140)	215,068	254,867	—
Investments in subsidiaries	1,778,747	—	—	(1,778,747)	—
Other non-current assets	311,126	20,260	(122,180)	(174,505)	34,701
Total assets	$2,087,023	$2,152,027	$130,573	$(1,698,385)	$2,671,238
Liabilities and Stockholders' Equity
Current liabilities	$(192,819)	$201,683	$5,705	$114,832	$129,401
Long-term debt	508,611	15,104	169	—	523,884
Non-current portion of accrued reclamation	—	106,035	6,616	—	112,651
Non-current deferred tax liability	15,961	161,690	—	(34,470)	143,181
Other non-current liabilities	34,588	6,151	700	—	41,439
Stockholders' equity	1,720,682	1,661,364	117,383	(1,778,747)	1,720,682
Total liabilities and stockholders' equity	$2,087,023	$2,152,027	$130,573	$(1,698,385)	$2,671,238

Unaudited Interim Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2021
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(3,319)	$221,302	$—	$—	$217,983
Cost of sales	1,412	(111,732)	—	—	(110,320)
Depreciation, depletion, amortization	—	(48,403)	—	—	(48,403)
General and administrative	(6,636)	(4,468)	—	—	(11,104)
Exploration and pre-development	(14)	(11,227)	—	—	(11,241)
Gain on derivative contracts	(17,313)	—	—	—	(17,313)
Equity in earnings of subsidiaries	14,854	—	—	(14,854)	—
Other expense	14,515	(20,292)	(1,087)	(16,795)	(23,659)
Income (loss) before income taxes	3,499	25,180	(1,087)	(31,649)	(4,057)
(Provision) benefit from income taxes	(2,714)	(9,239)	—	16,795	4,842
Net income (loss)	785	15,941	(1,087)	(14,854)	785
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common stockholders	647	15,941	(1,087)	(14,854)	647
Net income (loss)	785	15,941	(1,087)	(14,854)	785
Changes in comprehensive income (loss)	1,620	—	—	—	1,620
Comprehensive income (loss)	$2,405	$15,941	$(1,087)	$(14,854)	$2,405

	Six Months Ended June 30, 2021
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(473)	$429,135	$173	$—	$428,835
Cost of sales	1,971	(208,892)	(108)	—	(207,029)
Depreciation, depletion, amortization	—	(97,734)	—	—	(97,734)
General and administrative	(9,749)	(9,247)	(115)	—	(19,111)
Exploration and pre-development	(14)	(16,119)	(1,798)	—	(17,931)
Loss on derivative contracts	(16,840)	—	—	—	(16,840)
Equity in earnings of subsidiaries	29,420	—	—	(29,420)	—
Other expense	18,807	(39,248)	(6,189)	(24,012)	(50,642)
Income (loss) before income taxes	23,122	57,895	(8,037)	(53,432)	19,548
(Provision) benefit from income taxes	(3,366)	(21,089)	651	24,012	208
Net income (loss)	19,756	36,806	(7,386)	(29,420)	19,756
Preferred stock dividends	(276)	—	—	—	(276)
Income (loss) applicable to common stockholders	19,480	36,806	(7,386)	(29,420)	19,480
Net income (loss)	19,756	36,806	(7,386)	(29,420)	19,756
Changes in comprehensive income (loss)	3,452	—	—	—	3,452
Comprehensive income (loss)	$23,208	$36,806	$(7,386)	$(29,420)	$23,208

Unaudited Interim Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2021
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$16,543	$175,384	$(11,312)	$(56,375)	$124,240
Cash flows from investing activities:
Additions to properties, plants, and equipment	—	(53,694)	383	—	(53,311)
Other investing activities, net	(39,058)	88	43	39,058	131
Cash flows from financing activities:
Dividends paid to stockholders	(10,991)	—	—	—	(10,991)
Payments on debt	—	(3,770)	—	—	(3,770)
Other financing activity	83,063	(114,376)	9,389	17,317	(4,607)
Effect of exchange rate changes on cash	—	(4)	(24)	—	(28)
Changes in cash, cash equivalents and restricted cash and cash equivalents	49,557	3,628	(1,521)	—	51,664
Beginning cash, cash equivalents and restricted cash and cash equivalents	89,256	12,455	29,172	—	130,883
Ending cash, cash equivalents and restricted cash and cash equivalents	$138,813	$16,083	$27,651	$—	$182,547

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our exposure to market risks and risk management activities includes forward-looking statements that involve risks and uncertainties, as well as summarizes the financial instruments held by us at June 30, 2021, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Item 1A. – Risk Factors of our 2020 Form 10-K).

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

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when all performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our 2020 Form 10-K).  At June 30, 2021, metals contained in concentrate sales and exposed to future price changes totaled 2.7 million ounces of silver, 7,921 ounces of gold, 9,842 tons of zinc, and 6,447 tons of lead.  If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $12.3 million.  As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

Commodity-Price Risk Management

See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2020 Form 10-K for a description of our commodity-price risk management program.

Foreign Currency Risk Management

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates between the USD and the CAD and MXN, respectively. We have determined the functional currency for our Canadian and Mexican operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD and MXN to USD are recorded to earnings each period. For the six months ended June 30, 2021 and 2020, we recognized a net foreign exchange loss of $4.0 million and gain of $3.4 million, respectively. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at June 30, 2021 would have resulted in a change of approximately $10.8 million in our net foreign exchange gain or loss. A 10% change in the exchange rate between the USD and MXN from the rate at June 30, 2021 would have resulted in a change of approximately $0.1 million in our net foreign exchange gain or loss. We do not hedge the remeasurement of monetary assets and liabilities. We do hedge some of our operating and capital costs denominated in foreign currency.

See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) and Note 11 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for a description of our foreign currency risk management.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of June 30, 2021, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.    Exhibits

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – June 30, 2021

Index to Exhibits

10.1

Hecla Mining Company Key Employee Deferred Compensation Plan, Amended, Restated and Effective May 19, 2021. Filed as Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 5, 2021 (File No. 1-8491) and incorporated herein by reference.

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

HECLA MINING COMPANY
(Registrant)

Date:	August 5, 2021	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	August 5, 2021	By:	/s/ Russell D. Lawlar
Russell D. Lawlar, Senior Vice President,
Chief Financial Officer and Treasurer