Form 10-Q
period 2021-09-30
HECLA MINING CO/DE/
filed 2021-11-05
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding November 2, 2021
Common stock, par value $0.25 per share	538,139,465

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended September 30, 2021

INDEX*

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
		Revised		Revised
Sales of products	$193,560	$199,703	$622,395	$502,983
Cost of sales and other direct production costs	112,542	103,025	318,917	280,303
Depreciation, depletion and amortization	45,790	37,990	138,918	112,492
Total cost of sales	158,332	141,015	457,835	392,795
Gross profit	35,228	58,688	164,560	110,188
Other operating expenses:
General and administrative	8,874	11,713	27,985	27,631
Exploration	13,675	3,407	27,993	7,899
Pre-development	3,433	759	7,046	1,857
Other operating expense	3,344	3,499	10,626	5,864
Provision for closed operations and environmental matters	7,564	1,254	12,297	2,807
Ramp-up and suspension costs	6,910	1,541	17,014	24,109
Foundation grant	—	—	—	1,970
Total other operating expense	43,800	22,173	102,961	72,137
(Loss) income from operations	(8,572)	36,515	61,599	38,051
Other income (expense):
Gain (loss) on derivative contracts	12,148	(6,666)	(4,692)	(12,775)
Gain on exchange of investments	—	—	1,158	—
Unrealized (loss) gain on investments	(2,861)	3,979	(7,117)	9,410
Foreign exchange gain (loss)	3,995	(2,196)	24	1,235
Other income (expense)	247	(392)	(192)	(2,141)
Interest expense	(10,469)	(10,779)	(31,484)	(38,919)
Total other income (expense)	3,060	(16,054)	(42,303)	(43,190)
(Loss) income before income and mining taxes	(5,512)	20,461	19,296	(5,139)
Income and mining tax benefit (provision)	4,533	(5,181)	3,924	(7,423)
Net (loss) income	(979)	15,280	23,220	(12,562)
Preferred stock dividends	(138)	(138)	(414)	(414)
(Loss) income applicable to common shareholders	$(1,117)	$15,142	$22,806	$(12,976)
Comprehensive (loss) income:
Net (loss) income	$(979)	$15,280	$23,220	$(12,562)
Change in fair value of derivative contracts designated as hedge transactions	(6,267)	6,150	(2,815)	(2,801)
Comprehensive (loss) income	$(7,246)	$21,430	$20,405	$(15,363)
Basic (loss) income per common share after preferred dividends (in cents)	(0.2)	2.9	4.3	(2.5)
Diluted (loss) income per common share after preferred dividends (in cents)	(0.2)	2.8	4.2	(2.5)
Weighted average number of common shares outstanding - basic	536,966	529,838	535,542	526,098
Weighted average number of common shares outstanding - diluted	536,966	535,788	541,769	526,098
Cash dividends declared per common share (in cents)	1.125	0.250	3.125	0.750

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020
		Revised
Operating activities:
Net income (loss)	$23,220	$(12,562)
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	139,800	120,076
Gain on exchange of investments	(1,158)	—
Unrealized loss (gain) on investments	7,117	(9,410)
Write-down to stockpile inventory	6,524	—
Provision for reclamation and closure costs	7,821	4,638
Stock compensation	4,774	5,229
Deferred income taxes	(17,886)	(4,578)
Amortization of loan origination fees	1,406	3,066
(Gain) loss on derivative contracts	(13,937)	4,483
Foreign exchange loss (gain)	615	(2,810)
Foundation grant	—	1,970
Other non-cash items, net	(239)	559
Change in assets and liabilities, net of business acquisitions:
Accounts receivable	(3,798)	(3,741)
Inventories	22,372	(13,090)
Other current and non-current assets	1,650	6,748
Accounts payable and accrued liabilities	(14,689)	(1,762)
Accrued payroll and related benefits	(1,829)	11,317
Accrued taxes	2,730	3,276
Accrued reclamation and closure costs and other non-current liabilities	2,489	2,483
Cash provided by operating activities	166,982	115,892
Investing activities:
Additions to properties, plants, equipment and mineral interests	(80,210)	(54,382)
Purchase of carbon credits	(200)	—
Proceeds from exchange of investments	1,811	—
Proceeds from disposition of properties, plants, equipment and mineral interests	562	305
Purchases of investments	—	(1,661)
Net cash used in investing activities	(78,037)	(55,738)
Financing activities:
Acquisition of treasury shares	(4,525)	(2,745)
Dividends paid to common shareholders	(16,755)	(3,951)
Dividends paid to preferred shareholders	(414)	(414)
Credit facility and debt issuance fees	(108)	(1,287)
Borrowings on debt	—	707,107
Repayments of debt	—	(716,500)
Repayments of finance leases	(5,598)	(4,246)
Net cash used in financing activities	(27,400)	(22,036)
Effect of exchange rates on cash	(471)	(1,873)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	61,074	36,245
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	130,883	63,477
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$191,957	$99,722
Supplemental disclosure of cash flow information:
Cash paid for interest	$37,173	$33,828
Cash paid (received) for income and mining taxes	10,299	$(2,608)
Significant non-cash investing and financing activities:
Addition of finance lease obligations	$4,006	$5,747
Payment of accrued compensation in stock	$—	$5,095

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	September 30, 2021	December 31, 2020
		Revised
ASSETS
Current assets:
Cash and cash equivalents	$190,904	$129,830
Accounts receivable:
Trade	32,821	27,864
Other, net	10,152	11,329
Inventories:
Concentrates, doré, and stockpiled ore	17,594	57,567
Materials and supplies	40,845	38,608
Derivative assets	5,220	3,470
Other current assets	12,744	15,644
Total current assets	310,280	284,312
Investments	8,030	15,148
Restricted cash	1,053	1,053
Properties, plants, equipment and mineral interests, net	2,331,018	2,378,074
Operating lease right-of-use assets	8,201	10,628
Deferred income taxes	5,576	2,912
Derivative assets	6,748	4,558
Other non-current assets and deferred charges	3,511	3,525
Total assets	$2,674,417	$2,700,210
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$62,571	$68,516
Accrued payroll and related benefits	26,493	31,807
Accrued taxes	8,557	5,774
Finance leases	5,637	6,491
Operating leases	2,385	3,008
Accrued reclamation and closure costs	11,036	5,582
Accrued interest	5,221	14,157
Derivatives liabilities	4,179	11,737
Other current liabilities	103	138
Total current liabilities	126,182	147,210
Finance leases	8,540	9,274
Operating leases	5,820	7,634
Accrued reclamation and closure costs	108,670	110,466
Long-term debt	507,712	507,242
Deferred tax liability	142,750	156,091
Pension liability	26,229	44,144
Derivatives liabilities	752	18
Other non-current liabilities	4,787	4,346
Total liabilities	931,442	986,425
Commitments and contingencies (Notes 5, 8, 9, and 11)
SHAREHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, 750,000,000 authorized shares; issued September 30, 2021 — 545,371,827 shares and December 31, 2020 — 538,487,415 shares	136,350	134,629
Capital surplus	2,032,334	2,003,576
Accumulated deficit	(362,023)	(368,074)
Accumulated other comprehensive loss	(35,704)	(32,889)
Less treasury stock, at cost; September 30, 2021 — 7,395,295 and December 31, 2020 — 6,821,044 shares issued and held in treasury	(28,021)	(23,496)
Total shareholders’ equity	1,742,975	1,713,785
Total liabilities and shareholders’ equity	$2,674,417	$2,700,210

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars are in thousands, except for share and per share amounts)

	Three Months Ended September 30, 2021
	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, July 1, 2021 (Revised)	$39	$136,065	$2,024,645	$(354,866)	$(29,437)	$(28,021)	$1,748,425
Net loss	—	—	—	(979)	—	—	(979)
Restricted stock units granted	—	—	1,472	—	—	—	1,472
Common stock dividends declared (1.125 cents per common share)	—	—	—	(6,040)	—	—	(6,040)
Series B Preferred Stock dividends declared (87.5 cents per share)	—	—	—	(138)	—	—	(138)
Common stock issued for 401(k) match (141,000 shares)	—	35	1,017	—	—	—	1,052
Common stock issued to pension plans (1,000,000 shares)	—	250	5,200	—	—	—	5,450
Other comprehensive income	—	—	—	—	(6,267)	—	(6,267)
Balances, September 30, 2021	$39	$136,350	$2,032,334	$(362,023)	$(35,704)	$(28,021)	$1,742,975

	Three Months Ended September 30, 2020
	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
				Revised			Revised
Balances, July 1, 2020	$39	$133,699	$1,982,400	$(380,205)	$(46,261)	$(23,496)	$1,666,176
Net income	—	—	—	15,280	—	—	15,280
Restricted stock units granted	—	—	1,317	—	—	—	1,317
Common stock dividends declared (0.25 cents per common share)	—	—	—	(1,330)	—	—	(1,330)
Series B Preferred Stock dividends declared (87.5 cents per share)	—	—	—	(138)	—	—	(138)
Common stock issued for 401(k) match (439,000 shares)	—	110	1,303	—	—	—	1,413
Common stock issued to pension plans (2,058,000 shares)	—	514	11,917	—	—	—	12,431
Common stock issued to directors (391,000 shares)	—	98	1,385	—	—	—	1,483
Other comprehensive loss	—	—	—	—	6,150	—	6,150
Balances, September 30, 2020	$39	$134,421	$1,998,322	$(366,393)	$(40,111)	$(23,496)	$1,702,782

	Nine Months Ended September 30, 2021
	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2021 (Revised)	$39	$134,629	$2,003,576	$(368,074)	$(32,889)	$(23,496)	$1,713,785
Net income	—	—	—	23,220	—	—	23,220
Restricted stock units granted	—	—	2,930	—	—	—	2,930
Restricted stock units distributed (1,653,000 shares)	—	413	(413)	—	—	(4,525)	(4,525)
Common stock dividends declared (3.125 cents per common share)	—	—	—	(16,755)	—	—	(16,755)
Series B Preferred Stock dividends declared ($2.625 per share)	—	—	—	(414)	—	—	(414)
Common stock issued for 401(k) match (524,000 shares)	—	131	3,324	—	—	—	3,455
Common stock issued to pension plans (4,500,000 shares)	—	1,125	21,125	—	—	—	22,250
Common stock issued to directors (207,000 shares)	—	52	1,792	—	—	—	1,844
Other comprehensive loss	—	—	—	—	(2,815)	—	(2,815)
Balances, September 30, 2021	$39	$136,350	$2,032,334	$(362,023)	$(35,704)	$(28,021)	$1,742,975

	Nine Months Ended September 30, 2020
	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
				Revised			Revised
Balances, January 1, 2020	$39	$132,292	$1,973,700	$(349,220)	$(37,310)	$(22,967)	$1,696,534
Net loss	—	—	—	(12,562)	—	—	(12,562)
Restricted stock units granted	—	—	3,746	—	—	—	3,746
Restricted stock units distributed (1,702,000 shares)	—	426	(426)	—	—	(1,479)	(1,479)
Common stock dividends declared (0.75 cents per common share)	—	—	—	(3,951)	—	—	(3,951)
Series B Preferred Stock dividends declared ($2.625 per share)	—	—	—	(414)	—	—	(414)
Common stock issued for 401(k) match (1,396,000 shares)	—	350	3,295	—	—	—	3,645
Common stock issued for employee incentive compensation (2,800,000 shares)	—	700	4,396	—	—	(1,266)	3,830
Common stock issued to pension plans (2,225,000 shares)	—	555	12,226	—	—	—	12,781
Common stock issued to directors (391,000 shares)	—	98	1,385	—	—	—	1,483
Treasury shares issued to charitable foundation (650,000 shares)	—	—	—	(246)	—	2,216	1,970
Other comprehensive loss	—	—	—	—	(2,801)	—	(2,801)
Balances, September 30, 2020	$39	$134,421	$1,998,322	$(366,393)	$(40,111)	$(23,496)	$1,702,782

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1.  Basis of Preparation of Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of Hecla Mining Company and its subsidiaries (collectively, “Hecla,” “the Company,” “we,” “our,” or “us,” except where the context requires otherwise) have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required annually by generally accepted accounting principles in the United States (“GAAP”). Therefore, this information should be read in conjunction with Hecla Mining Company’s consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). The consolidated December 31, 2020 balance sheet data was derived from our audited consolidated financial statements. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three- and nine-month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The 2019 novel strain of coronavirus (“COVID-19”) was characterized as a global pandemic by the World Health Organization on March 11, 2020, and COVID-19 resulted in travel restrictions and business slowdowns or shutdowns in affected areas.  In late March 2020, the Government of Quebec ordered the mining industry to reduce to minimum operations as part of the fight against COVID-19, causing us to suspend our Casa Berardi operations from March 24, 2020 until April 15, 2020 when mining operations resumed.  In early April 2020, the Government of Mexico issued a similar order causing us to suspend our San Sebastian operations until May 30, 2020. In addition, restrictions imposed by the State of Alaska in late March 2020 caused us to revise the normal operating procedures for staffing operations at Greens Creek. These suspension orders impacted us in the first half of 2020 by curtailing our expected production of gold at Casa Berardi by approximately 11,700 ounces, which resulted in a reduction in related revenue for that period.  We continued to incur costs at Casa Berardi and San Sebastian while operations were suspended. At Casa Berardi and San Sebastian, suspension costs in 2020 totaled $1.6 million and $1.8 million, respectively. At Greens Creek, we incurred costs of approximately $1.0 million in the first nine months of 2021 and $2.3 million for the full year of 2020 related to quarantining employees from late March 2020 through the second quarter of 2021.  In addition, silver production at Greens Creek in the third quarter of 2021 was 30% lower than in the third quarter of 2020 due to reduced ore grades as a result of mine sequencing, which was impacted by manpower challenges due to COVID-19 and increased competition for labor which we expect to mitigate through schedule changes and other means.  At Casa Berardi, we incurred costs of approximately $1.9 million in the first nine months of 2021 related to COVID-19 procedures.  At the Lucky Friday, San Sebastian and Nevada Operations units, COVID-19 procedures have been implemented without a significant impact on operating or suspension costs or production.  It is possible that future restrictions at any of our operations could have an adverse impact on operations or financial results beyond the first nine months of 2021.

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

In the third quarter of 2021, we identified errors impacting amounts reported for accumulated depreciation, depletion and amortization ("DDA") and DDA expense for our Casa Berardi unit from June 1, 2013 through June 30, 2021.  Certain amounts in the condensed consolidated financial statements and notes thereto for the prior period have been revised to correct these errors.  See Note 2 for more information on the errors and revisions made to amounts reported for the prior periods.

Note 2. Revision of Previously Issued Financial Statements for Immaterial Misstatements

Casa Berardi DDA

In the third quarter of 2021, we determined accumulated DDA and DDA expense at Casa Berardi, a business unit within our Hecla Quebec Inc. subsidiary, were overstated for the periods from June 1, 2013 through June 30, 2021 as a result of errors in calculation from the date of acquisition of Casa Berardi.  DDA was overstated by approximately $38.2 million in the aggregate over 8 years as a result of errors in the calculation of straight-line depreciation on machinery, equipment and buildings.

We assessed the materiality of the effect of the errors on our prior quarterly and annual financial statements, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin ("SAB") No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and concluded the errors were not material to any of our previously issued financial statements.  Consequently, we will correct these errors prospectively and revise our financial statements when the consolidated balance sheets, statements of operations and comprehensive income and cash flows for such prior periods are included in future filings (the "Revisions"). The Revisions had no net impact on our sales or net cash provided by operating activities for any period presented.  The impact of these misstatements on prior periods is more fully disclosed below.

Reclassification of State Mining Income Taxes

As disclosed during the first quarter of 2021, we reclassified certain state mining income taxes from Cost of sales and other direct production costs to Income and mining tax provision prospectively effective January 1, 2021. In connection with the revision of our historical financial statements for the correction of the depreciation adjustment described above, we are also revising our previously issued financial statements for this reclassification that required us to recognize previously unrecognized deferred taxes.

The following tables present a summary of the impact, by financial statement line item, of the Revisions for the three months ended March 31, 2021 and 2020, June 30, 2021 and 2020 and September 30, 2020, the six months ended June 30, 2021and 2020, the nine months ended September 30, 2020, as of and for the years ended December 31, 2020 and 2019, and for the year ended December 31, 2018:

	Three Months Ended March 31, 2021
(in thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
Depreciation, depletion and amortization	$49,331	$(2,589)	$46,742
Total cost of sales	146,040	(2,589)	143,451
Gross profit	64,812	2,589	67,401
Income from operations	38,449	2,589	41,038
Income before income and mining taxes	23,605	2,589	26,194
Income and mining tax provision	(4,634)	(109)	(4,743)
Net income	18,971	2,480	21,451
Income applicable to common shareholders	18,833	2,480	21,313
Comprehensive income	20,803	2,480	23,283
Basic income per common share after preferred dividends (in cents)	3.5	0.5	4.0
Diluted income per common share after preferred dividends (in cents)	3.5	0.5	4.0
			—
Condensed Consolidated Statements of Cash Flows (Unaudited)
Net income	18,971	2,480	21,451
Depreciation, depletion and amortization	49,546	(2,589)	46,957
Deferred income taxes	32	109	141
Cash provided by operating activities	37,936	—	37,936

	Three Months Ended June 30, 2021
(in thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
Depreciation, depletion and amortization	$48,403	$(2,671)	$45,732
Total cost of sales	158,723	(2,671)	156,052
Gross profit	59,260	2,671	61,931
Income from operations	26,462	2,671	29,133
Loss before income and mining taxes	(4,057)	2,671	(1,386)
Income and mining tax benefit	4,842	(708)	4,134
Net income	785	1,963	2,748
Income applicable to common shareholders	647	1,963	2,610
Comprehensive income	2,405	1,963	4,368
Basic income per common share after preferred dividends (in cents)	0.1	0.4	0.5
Diluted income per common share after preferred dividends (in cents)	0.1	0.4	0.5

	Six Months Ended June 30, 2021
(in thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
Depreciation, depletion and amortization	$97,734	$(5,260)	$92,474
Total cost of sales	304,763	(5,260)	299,503
Gross profit	124,072	5,260	129,332
Income from operations	64,911	5,260	70,171
Income before income and mining taxes	19,548	5,260	24,808
Income and mining tax benefit (provision)	208	(817)	(609)
Net income	19,756	4,443	24,199
Income applicable to common shareholders	19,480	4,443	23,923
Comprehensive income	23,208	4,443	27,651
Basic income per common share after preferred dividends (in cents)	3.6	0.7	4.3
Diluted income per common share after preferred dividends (in cents)	3.6	0.7	4.3
			—
Condensed Consolidated Statements of Cash Flows (Unaudited)
Net income	19,756	4,443	24,199
Depreciation, depletion and amortization	98,121	(5,260)	92,861
Deferred income taxes	(8,562)	817	(7,745)
Cash provided by operating activities	124,240	—	124,240

	Three Months Ended March 31, 2020
(in thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
Cost of sales and other direct production costs	$85,887	$(167)	$85,720
Depreciation, depletion and amortization	39,666	(1,851)	37,815
Total cost of sales	125,553	(2,018)	123,535
Gross profit	11,372	2,018	13,390
Loss from operations	(15,064)	2,018	(13,046)
Loss before income and mining taxes	(18,247)	2,018	(16,229)
Income and mining tax benefit	1,062	(657)	405
Net loss	(17,185)	1,361	(15,824)
Loss applicable to common shareholders	(17,323)	1,361	(15,962)
Comprehensive loss	(36,520)	1,361	(35,159)
Basic loss per common share after preferred dividends (in cents)	(3.3)	0.3	(3.0)
Diluted loss per common share after preferred dividends (in cents)	(3.3)	0.3	(3.0)
			—
Condensed Consolidated Statements of Cash Flows (Unaudited)
Net loss	(17,185)	1,361	(15,824)
Depreciation, depletion and amortization	41,630	(1,851)	39,779
Deferred income taxes	(3,252)	490	(2,762)
Cash provided by operating activities	4,927	—	4,927

	Three Months Ended June 30, 2020
(in thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
Cost of sales and other direct production costs	$92,853	$(1,295)	$91,558
Depreciation, depletion and amortization	39,423	(2,736)	36,687
Total cost of sales	132,276	(4,031)	128,245
Gross profit	34,079	4,031	38,110
Income from operations	9,874	4,031	13,905
Loss before income and mining taxes	(13,402)	4,031	(9,371)
Income and mining tax provision	(626)	(2,020)	(2,646)
Net loss	(14,028)	2,011	(12,017)
Income applicable to common shareholders	(14,166)	2,011	(12,155)
Comprehensive loss	(3,644)	2,011	(1,633)
Basic loss per common share after preferred dividends (in cents)	(2.7)	0.4	(2.3)
Diluted loss per common share after preferred dividends (in cents)	(2.7)	0.4	(2.3)

	Six Months Ended June 30, 2020
(in thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
Cost of sales and other direct production costs	$178,740	$(1,462)	$177,278
Depreciation, depletion and amortization	79,089	(4,587)	74,502
Total cost of sales	257,829	(6,049)	251,780
Gross profit	45,451	6,049	51,500
(Loss) income from operations	(4,513)	6,049	1,536
Loss before income and mining taxes	(31,649)	6,049	(25,600)
Income and mining tax benefit (provision)	436	(2,678)	(2,242)
Net loss	(31,213)	3,371	(27,842)
Loss applicable to common shareholders	(31,489)	3,371	(28,118)
Comprehensive loss	(40,164)	3,371	(36,793)
Basic loss per common share after preferred dividends (in cents)	(6.0)	0.6	(5.4)
Diluted loss per common share after preferred dividends (in cents)	(6.0)	0.6	(5.4)

Condensed Consolidated Statements of Cash Flows (Unaudited)
Net loss	(31,213)	3,371	(27,842)
Depreciation, depletion and amortization	84,185	(4,587)	79,598
Deferred income taxes	(5,165)	1,216	(3,949)
Cash provided by operating activities	42,453	—	42,453

	Three Months Ended September 30, 2020
(in thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
Cost of sales and other direct production costs	$105,977	$(2,952)	$103,025
Depreciation, depletion and amortization	40,238	(2,248)	37,990
Total cost of sales	146,215	(5,200)	141,015
Gross profit	53,488	5,200	58,688
Income from operations	31,315	5,200	36,515
Income before income and mining taxes	15,261	5,200	20,461
Income and mining tax provision	(1,633)	(3,548)	(5,181)
Net income	13,628	1,652	15,280
Income applicable to common shareholders	13,490	1,652	15,142
Comprehensive income	19,778	1,652	21,430
Basic income per common share after preferred dividends (in cents)	2.6	0.3	2.9
Diluted income per common share after preferred dividends (in cents)	2.6	0.2	2.8

	Nine Months Ended September 30, 2020
(in thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
Cost of sales and other direct production costs	$284,717	$(4,414)	$280,303
Depreciation, depletion and amortization	119,327	(6,835)	112,492
Total cost of sales	404,044	(11,249)	392,795
Gross profit	98,939	11,249	110,188
Income from operations	26,802	11,249	38,051
Loss before income and mining taxes	(16,388)	11,249	(5,139)
Income and mining tax benefit (provision)	(1,197)	(6,226)	(7,423)
Net loss	(17,585)	5,023	(12,562)
Loss applicable to common shareholders	(17,999)	5,023	(12,976)
Comprehensive income	(20,386)	5,023	(15,363)
Basic loss per common share after preferred dividends (in cents)	(3.4)	0.9	(2.5)
Diluted loss per common share after preferred dividends (in cents)	(3.4)	0.9	(2.5)

Condensed Consolidated Statements of Cash Flows (Unaudited)
Net loss	(17,585)	5,023	(12,562)
Depreciation, depletion and amortization	126,911	(6,835)	120,076
Deferred income taxes	(6,390)	1,812	(4,578)
Cash provided by operating activities	115,892	—	115,892

	For the Year Ended December 31, 2018
(in thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised
Consolidated Statements of Operations and Comprehensive Loss
Cost of sales and other direct production costs	$353,994	$(1,844)	$352,150
Depreciation, depletion and amortization	134,044	(2,224)	131,820
Total cost of sales	488,038	(4,068)	483,970
Gross profit	79,099	(4,068)	75,031
Loss from operations	(39,126)	4,068	(35,058)
Loss before income and mining taxes	(33,264)	4,068	(29,196)
Income and mining tax benefit	6,701	(4,256)	2,445
Net loss	(26,563)	(188)	(26,751)
Loss applicable to common shareholders	(27,115)	(188)	(27,303)
Comprehensive loss	(44,370)	(188)	(44,558)
Basic loss per common share after preferred dividends (in cents)	(6.3)	—	(6.3)
Diluted loss per common share after preferred dividends (in cents)	(6.3)	—	(6.3)

Consolidated Statements of Cash Flows
Net loss	(26,563)	(188)	(26,751)
Depreciation, depletion and amortization	140,905	(2,224)	138,681
Deferred income taxes	6,278	2,412	8,690
Cash provided by operating activities	94,221	—	94,221

	As of and for the Year Ended December 31, 2019
(in thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet
Inventories: Concentrates, doré, and stockpiled ore	$30,364	$(286)	$30,078
Total current assets	179,124	(286)	178,838
Properties, plants, equipment and mineral interests, net	2,423,698	23,752	2,447,450
Total assets	2,637,308	23,466	2,660,774
Deferred tax liability	138,282	19,355	157,637
Total liabilities	944,885	19,355	964,240
Accumulated deficit	(353,331)	4,111	(349,220)
Total shareholders' equity	1,692,423	4,111	1,696,534
Total liabilities and shareholders' equity	2,637,308	23,466	2,660,774
Consolidated Statements of Operations and Comprehensive Loss
Cost of sales and other direct production costs	$450,349	$(2,364)	$447,985
Depreciation, depletion and amortization	199,518	(8,067)	191,451
Total cost of sales	649,867	(10,431)	639,436
Gross profit	23,399	10,431	33,830
Loss from operations	(57,109)	10,431	(46,678)
Loss before income and mining taxes	(123,658)	10,431	(113,227)
Income and mining tax benefit	24,101	(5,783)	18,318
Net loss	(99,557)	4,648	(94,909)
Loss applicable to common shareholders	(100,109)	4,648	(95,461)
Comprehensive loss	(94,398)	4,648	(89,750)
Basic loss per common share after preferred dividends (in cents)	(20.4)	0.9	(19.5)
Diluted loss per common share after preferred dividends (in cents)	(20.4)	0.9	(19.5)

Consolidated Statements of Cash Flows
Net loss	(99,557)	4,648	(94,909)
Depreciation, depletion and amortization	204,475	(8,067)	196,408
Deferred income taxes	5,668	3,419	9,087
Cash provided by operating activities	120,866	—	120,866

	As of and for the Year Ended December 31, 2020
(in thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet
Inventories: Concentrates, doré, and stockpiled ore	$57,936	$(369)	$57,567
Total current assets	284,681	(369)	284,312
Properties, plants, equipment and mineral interests, net	2,345,219	32,855	2,378,074
Total assets	2,667,724	32,486	2,700,210
Accrued taxes	8,349	(2,575)	5,774
Total current liabilities	149,785	(2,575)	147,210
Deferred tax liability	132,475	23,616	156,091
Total liabilities	965,384	21,041	986,425
Accumulated deficit	(379,519)	11,445	(368,074)
Total shareholders' equity	1,702,340	11,445	1,713,785
Total liabilities and shareholders' equity	2,667,724	32,486	2,700,210

Consolidated Statements of Operations and Comprehensive Loss
Cost of sales and other direct production costs	389,040	(6,377)	382,663
Depreciation, depletion and amortization	157,130	(9,020)	148,110
Total cost of sales	546,170	(15,397)	530,773
Gross profit	145,703	15,397	161,100
Income from operations	51,581	15,397	66,978
Loss before income and mining taxes	(16,655)	15,397	(1,258)
Income and mining tax provision	(135)	(8,064)	(8,199)
Net loss	(16,790)	7,333	(9,457)
Loss applicable to common shareholders	(17,342)	7,333	(10,009)
Comprehensive loss	(12,369)	7,333	(5,036)
Basic loss per common share after preferred dividends (in cents)	(3.3)	1.4	(1.9)
Diluted loss per common share after preferred dividends (in cents)	(3.3)	1.4	(1.9)

Consolidated Statements of Cash Flows
Net loss	(16,790)	7,333	(9,457)
Depreciation, depletion and amortization	164,026	(9,020)	155,006
Deferred income taxes	(5,505)	1,687	(3,818)
Cash provided by operating activities	180,793	—	180,793

Note 3.    Business Segments and Sales of Products

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

The following tables present information about our reportable segments for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales to unaffiliated customers:
Greens Creek	$84,806	$93,494	$296,978	$232,218
Lucky Friday	29,783	20,812	98,550	35,097
Casa Berardi	56,065	53,554	185,098	149,731
San Sebastian	—	9,138	176	23,998
Nevada Operations	22,906	22,705	41,593	61,939
	$193,560	$199,703	$622,395	$502,983
Income (loss) from operations:		Revised		Revised
Greens Creek	$26,572	$44,477	$127,605	$76,762
Lucky Friday	6,187	950	24,247	(12,388)
Casa Berardi	(6,233)	1,419	4,944	5,330
San Sebastian	(1,727)	1,946	(4,951)	1,766
Nevada Operations	(12,077)	5,486	(35,558)	6,830
Other	(21,294)	(17,763)	(54,688)	(40,249)
	$(8,572)	$36,515	$61,599	$38,051

The following table presents identifiable assets by reportable segment as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Identifiable assets:		Revised
Greens Creek	$607,207	$610,360
Lucky Friday	512,742	520,463
Casa Berardi	705,328	727,008
San Sebastian	38,186	42,617
Nevada Operations	477,621	513,309
Other	333,333	286,453
	$2,674,417	$2,700,210

Sales of products by metal for the three- and nine-month periods ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Silver	$61,890	$79,684	$232,414	$179,013
Gold	94,984	98,457	282,471	278,363
Lead	18,082	13,370	56,198	32,244
Zinc	30,273	26,779	89,501	65,540
Less: Smelter and refining charges	(11,669)	(18,587)	(38,189)	(52,177)
Sales of products	$193,560	$199,703	$622,395	$502,983

Sales of products for the three- and nine-month periods ended September 30, 2021 included net gains of $5.0 million and $4.5 million, respectively, on financially-settled forward contracts for silver, gold, lead and zinc contained in our sales. Sales of products for the three- and nine-month periods ended September 30, 2020 included net losses of $9.6 million and $12.9 million, respectively, on such contracts. See Note 9 for more information.

Note 4.   Income and Mining Taxes

Major components of our income and mining tax benefit (provision) for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
		Revised		Revised
Current:
Domestic	$(2,176)	$(705)	$(7,489)	$1,690
Foreign	(1,578)	(2,286)	(4,690)	(6,005)
Total current income and mining tax provision	(3,754)	(2,991)	(12,179)	(7,695)

Deferred:
Domestic	3,213	(2,761)	8,226	(1,108)
Foreign	5,074	571	7,877	1,380
Total deferred income and mining tax benefit	8,287	(2,190)	16,103	272
Total income and mining tax benefit (provision)	$4,533	$(5,181)	$3,924	$(7,423)

The income and mining tax benefit (provision) for the three and nine months ended September 30, 2021 and 2020 varies from the amounts that would have resulted from applying the statutory tax rates to pre-tax income due primarily to the impact of taxation in foreign jurisdictions and reversal of the valuation allowance portion related to net operating loss utilization. The valuation allowance reversed for utilization of net operating loss carryforward for the three and nine months ended September 30, 2021 totaled $1.1 million and $9.7 million, respectively.

Note 5.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$1,455	$1,334	$4,365	$4,002
Interest cost	1,248	1,404	3,744	4,212
Expected return on plan assets	(2,313)	(1,872)	(6,939)	(5,616)
Amortization of prior service cost	99	29	297	87
Amortization of net loss	1,125	1,163	3,375	3,489
Net periodic pension cost	$1,614	$2,058	$4,842	$6,174

For the three- and nine-month periods ended September 30, 2021 and 2020, the service cost component of net periodic pension cost is included in the same line items of our condensed consolidated financial statements as other employee compensation costs. The net expense related to all other components of net periodic pension cost of $0.2 million and $0.5 million for the three- and nine-month periods ended September 30, 2021, respectively, and $0.7 million and $2.2 million for the three- and nine-month periods ended September 30, 2020, respectively, is included in other (expense) income on our condensed consolidated statements of operations and comprehensive income (loss).

In January 2021, we contributed $16.8 million in shares of our common stock to our supplemental executive retirement plan, and expect to contribute approximately $0.8 million in cash during 2021. In September 2021, we contributed $5.5 million in shares of our common stock to our defined benefit pension plans. We do not expect to be required to make additional contributions to our defined benefit pension plans in 2021, but may choose to do so.

Note 6.    (Loss) Income Per Common Share

We calculate basic (loss) income per common share on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted (loss) income per share is calculated using the weighted average number of shares of common stock outstanding during the period plus the effect of potential dilutive common shares during the period using the treasury stock and if-converted methods.

Potential dilutive shares of common stock include outstanding unvested restricted stock awards, stock units, warrants and convertible preferred stock for periods in which we have reported net income. For periods in which we report net losses, potential dilutive shares of common stock are excluded, as their conversion and exercise would be anti-dilutive.

The following table represents net (loss) income per common share – basic and diluted (in thousands, except (loss) income per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
		Revised		Revised
Numerator
Net (loss) income	$(979)	$15,280	$23,220	$(12,562)
Preferred stock dividends	(138)	(138)	(414)	(414)
Net (loss) income applicable to common shares	$(1,117)	$15,142	$22,806	$(12,976)

Denominator
Basic weighted average common shares	536,966	529,838	535,542	526,098
Dilutive restricted stock units, warrants and deferred shares	—	5,950	6,227	—
Diluted weighted average common shares	536,966	535,788	541,769	526,098

Basic (loss) income per common share (in cents)	(0.2)	2.9	4.3	(2.5)
Diluted (loss) income per common share (in cents)	(0.2)	2.8	4.2	(2.5)

Diluted (loss) income per share for the three and nine months ended September 30, 2021 and 2020 excludes the potential effects of outstanding shares of our convertible preferred stock, as their conversion would have no effect on the calculation of dilutive shares.

For the three-month period ended September 30, 2021 and nine-month period ended September 30, 2020, all restricted share units, deferred shares and warrants were excluded from the computation of diluted loss per share, as our reported loss for that period would cause their conversion and exercise to have no effect on the calculation of loss per share.  For the nine-month period ended September 30, 2021, the calculation of diluted income per common share included (i) 2,496,622 unvested restricted stock units during the period, (ii) 1,578,293 warrants to purchase one share of common stock and (iii) 2,152,578 deferred shares that were dilutive. For the three-month period ended September 30, 2020, the calculation of diluted income per common share included (i) unvested 2,499,956 restricted stock units during the period, (ii) 1,454,246 warrants to purchase one share of common stock and (iii) 1,996,112 deferred shares that were dilutive.

Note 7.    Stockholders’ Equity

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

In June 2021, the board of directors granted performance-based share awards to certain executive employees.  The value of the awards (if any) will be based on the ranking of the market performance of our common stock relative to that of a group of peer companies over the three-year measurement period ending December 31, 2023.  The number of shares to be issued will be based on the value of the awards divided by the share price at grant date.  The expense related to the performance-based awards will be recognized on a straight-line basis over the thirty months following the date of the award.  A total of between zero and approximately 1.2 million shares will be issued based on the value of performance-based share awards granted in June 2019 and having a measurement period ending on December 31, 2021.

Stock-based compensation expense for restricted stock unit and performance-based grants to employees and shares issued to non-employee directors totaled $1.5 million and $4.8 million in the third quarter and first nine months of 2021, respectively, and $2.8 million and $5.2 million in the third quarter and first nine months of 2020, respectively.

In connection with the vesting of restricted stock units and other stock grants, employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which the Company withholds, and retains as treasury stock, the number of shares necessary to satisfy such withholding obligations and pays the obligations in cash.  As a result, in the first nine months of 2021 we withheld 574,251 shares valued at approximately $4.5 million, or approximately $7.88 per share. In the first nine months of 2020 we withheld 1,183,773 shares valued at approximately $2.7 million, or approximately $2.32 per share.

Common Stock Dividends

In each of May and September 2021, our Board of Directors approved an increase in our silver-linked dividend policy by 1 cent per year, and in September 2021 also approved a reduction in the minimum realized silver price threshold to $20 from $25 per ounce. We realized silver prices of $25.66, $27.14 and $23.97 in the first, second and third quarters of 2021, respectively, thus satisfying the criterion for the silver-linked dividend component of our common stock dividend policy. As a result, on May 5, 2021 and August 4, 2021, our Board of Directors declared quarterly cash dividends of 1.125 cents per share of common stock, consisting of 0.375 cent per share for the minimum dividend component and 0.75 cent per share for the silver-linked dividend component of our dividend policy, and on November 3, 2021, declared a quarterly cash dividend of 0.625 cent per share of common stock, consisting of 0.375 cent per share for the minimum dividend component and 0.25 cent per share for the silver-linked dividend component of our dividend policy. In total, dividends of $6.0 million were paid in each of June and September 2021, and $3.4 million in dividends is expected to be paid in December 2021. For illustrative purposes only, the table below summarizes potential dividend amounts under our dividend policy.

Quarterly Average Realized Silver Price ($ per ounce)	Quarterly Silver- Linked Dividend (cents per share)	Annualized Silver- Linked Dividend (cents per share)	Annualized Minimum Dividend (cents per share)	Annualized Dividends per Share: Silver- Linked and Minimum (cents per share)
$20	0.25	1	1.5	2.5
$25	1	4	1.5	5.5
$30	1.5	6	1.5	7.5
$35	2.5	10	1.5	11.5
$40	3.5	14	1.5	15.5
$45	4.5	18	1.5	19.5
$50	5.5	22	1.5	23.5

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any shares issued under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. No shares have been sold under the agreement as of September 30, 2021.

Note 8.    Debt, Credit Facility and Leases

Our debt as of September 30, 2021 and December 31, 2020 consisted of our 7.25% Senior Notes due February 15, 2028 ("Senior Notes”) and our Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”). The following tables summarize our long-term debt balances, excluding interest, as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Senior Notes	IQ Notes	Total
Principal	$475,000	$37,862	$512,862
Unamortized discount/premium and issuance costs	(5,779)	629	(5,150)
Long-term debt balance	$469,221	$38,491	$507,712

	December 31, 2020
	Senior Notes	IQ Notes	Total
Principal	$475,000	$37,886	$512,886
Unamortized discount/premium and issuance costs	(6,462)	818	(5,644)
Long-term debt balance	$468,538	$38,704	$507,242

The following table summarizes the scheduled annual future payments, including interest, for our Senior Notes, IQ Notes, and finance and operating leases as of September 30, 2021 (in thousands). The amounts for the IQ Notes are stated in U.S. dollars (“USD”) based on the USD/Canadian dollar (“CAD”) exchange rate as of September 30, 2021.

Twelve-month period ending September 30,	Senior Notes	IQ Notes	Finance Leases	Operating Leases
2022	$34,438	$2,467	$6,336	$3,166
2023	34,438	2,467	4,590	2,590
2024	34,438	2,467	3,313	1,037
2025	34,438	2,467	855	533
2026	34,438	37,301	—	524
Thereafter	522,349	—	—	1,953
Total	$694,539	$47,169	$15,094	$9,803

Credit Facility

In July 2018, we entered into a $250 million senior secured revolving credit facility which has a term ending on February 7, 2023. As of September 30, 2021 and December 31, 2020, no amounts were outstanding under the facility.

We are also able to obtain letters of credit under the facility, and for any such letters we are required to pay a participation fee of between 2.25% and 4.00% of the amount of the letters of credit based on our total leverage ratio, as well as a fronting fee to each issuing bank of 0.20% annually on the average daily dollar amount of any outstanding letters of credit. There were $21.0 million in letters of credit outstanding as of September 30, 2021.

We believe we were in compliance with all covenants under the credit agreement as of September 30, 2021.

Note 9.    Derivative Instruments

General

Our current risk management policy provides that up to 75% of:

•	our future foreign currency-related operating cost exposure for five years into the future may be hedged and for potential additional programs to manage other foreign currency-related exposure areas;
•

our planned lead and zinc metals price exposure for five years into the future, with certain other limitations, may be covered under derivatives programs that would establish prices to be realized on future metals sales; and

•

our planned silver and gold metals price exposure for five years into the future, with certain other limitations, may be covered under derivatives programs that would establish a floor, but not a ceiling, for prices to be realized on future metals sales. We currently do not utilize this program.

In addition, our risk management policy provides that price exposure between the time of shipment and final settlement on silver, gold, lead and zinc contained in our concentrate shipments may be covered under derivatives programs that would establish prices to be realized on those sales.

These instruments expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price exceeds the spot price of the hedged commodity or foreign currency and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production and/or forecasted costs covered under contract positions.

Foreign Currency

Our wholly-owned subsidiary owning the Casa Berardi operation is a USD-functional currency entity which routinely incurs expenses denominated in CAD. Such expenses expose us to exchange rate fluctuations between the USD and CAD. We have a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD for this subsidiary’s future operating costs denominated in CAD. The program utilizes forward contracts to buy CAD, and each contract is designated as a cash flow hedge. As of September 30, 2021, we have 73 forward contracts outstanding to buy a total of CAD$245.6 million having a notional amount of USD$187.7 million. The CAD contracts are related to forecasted cash operating costs at Casa Berardi to be incurred from 2021 through 2025 and have CAD-to-USD exchange rates ranging between 1.2702 and 1.3753.

As of September 30, 2021 and December 31, 2020, we recorded the following balances for the fair value of the contracts (in millions):

	September 30,	December 31,
Balance sheet line item:	2021	2020
Current derivatives assets	$2.5	$3.5
Non-current derivatives assets	2.2	4.2
Current derivatives liability	—	—
Non-current derivative liability	0.2	—

Net unrealized gains of approximately $4.8 million related to the effective portion of the hedges were included in accumulated other comprehensive loss as of September 30, 2021. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $2.7 million in net unrealized gains included in accumulated other comprehensive loss as of September 30, 2021 will be reclassified to current earnings in the next twelve months. Net realized gains of approximately $3.5 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the nine months ended September 30, 2021. No net unrealized gains or losses related to ineffectiveness of the hedges were included in current earnings for the nine months ended September 30, 2021.

Metals Prices

We are currently using financially-settled forward contracts to manage the exposure to:

•	changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement; and
•	changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.

The following tables summarize the quantities of metals committed under forward sales contracts at September 30, 2021 and December 31, 2020:

September 30, 2021	Ounces/pounds under contract (in 000’s)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2021 settlements	1,190	4	20,867	9,866	$23.15	$1,776	$1.35	$1.01
Contracts on forecasted sales
2021 settlements	—	—	7,771	6,779	N/A	N/A	$1.26	$0.94
2022 settlements	—	—	60,043	63,769	N/A	N/A	$1.28	$0.98
2023 settlements	—	—	76,280	70,327	N/A	N/A	$1.29	$1.00
2024 settlements	—	—	43,762	—	N/A	N/A	$1.31	N/A

December 31, 2020	Ounces/pounds under contract (in 000’s)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2021 settlements	1,282	4	23,314	4,905	$25.00	$1,858	$1.19	$0.90
Contracts on forecasted sales
2021 settlements	—	—	41,577	30,876	N/A	N/A	$1.17	$0.88
2022 settlements	—	—	18,519	—	N/A	N/A	$1.28	N/A

As of September 30, 2021, these forward contracts are not designated as hedges for accounting purposes and are adjusted to fair value through earnings each period.  Effective in the fourth quarter of 2021, we anticipate designating as hedges forwards contracts utilized to manage exposure to prices for forecasted future zinc and lead sales. As a result, unrealized gains and losses related to the effective portion of the hedges for the designated contracts will be included in accumulated other comprehensive loss, and then transferred from accumulated other comprehensive loss to current earnings as the underlying sales are recognized.

We recorded the following balances for the fair value of the forward contracts as of September 30, 2021 and forward and put option contracts as of December 31, 2020 (in millions):

	September 30, 2021			December 31, 2020
Balance sheet line item:	Contracts in an asset position	Contracts in a liability position	Net asset (liability)	Contracts in an asset position	Contracts in a liability position	Net asset (liability)
Current derivatives assets	$3.1	$(0.4)	$2.7	$0.2	$(0.2)	$—
Non-current derivatives assets	7.1	(2.5)	4.6	0.5	(0.1)	0.4
Current derivatives liabilities	0.3	(4.4)	(4.1)	0.1	(11.8)	(11.7)
Non-current derivatives liabilities	1.2	(1.8)	(0.6)	—	—	—

We recognized net gains of $5.0 million and $4.5 million during the third quarter and first nine months of 2021, respectively, and net losses of $9.6 million and $12.9 million during the third quarter and first nine months of 2020, respectively, on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net gains and/or losses recognized on the contracts offset gains and/or losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a net gain of $12.1 million and net loss of $4.7 million during the third quarter and first nine months of 2021, respectively, and net losses of $6.7 million and $12.8 million during the third quarter and first nine months of 2020, respectively, on the contracts utilized to manage exposure to prices for forecasted future sales. The net losses on these contracts are included as a separate line item under other income (expense), as they relate to forecasted future sales, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net losses in the 2021 periods were the result of increasing zinc and lead prices, while the net losses for the 2020 periods were the result of increasing silver, gold and zinc prices, partially offset by decreasing lead prices.

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our revolving credit agreement would cause a default under the derivative contract. As of September 30, 2021, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these agreements was $9.3 million as of September 30, 2021, which includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at September 30, 2021, we could have been required to settle our obligations under the agreements at their termination value of $9.3 million.

Note 10.    Fair Value Measurement

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

Description	Balance at September 30, 2021	Balance at December 31, 2020	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$190,904	$129,830	Level 1
Current and non-current investments:
Equity securities	8,030	19,389	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	32,821	27,864	Level 2
Restricted cash balances:
Certificates of deposit and other deposits	1,053	1,053	Level 1
Derivative contracts - current and non-current derivative assets:
Foreign exchange contracts	4,655	7,647	Level 2
Metal forward and put option contracts	7,313	381	Level 2
Total assets	$244,776	$186,164

Liabilities:
Derivative contracts - current derivatives liabilities and other non-current liabilities:
Foreign exchange contracts	$200	$19	Level 2
Metal forward and put option contracts	4,731	11,737	Level 2
Total liabilities	$4,931	$11,756

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

We use financially-settled forward contracts to manage exposure to changes in the exchange rate between USD and CAD, and the impact on CAD-denominated operating costs incurred at our Casa Berardi unit (see Note 9 for more information). The fair value of each contract represents the present value of the difference between the forward exchange rate for the contract settlement period as of the measurement date and the contract settlement exchange rate.

We use financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments that have not reached final settlement.  We also use financially-settled forward and put option contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our forecasted future sales (see Note 9 for more information).  The fair value of each forward contract represents the present value of the difference between the forward metal price for the contract settlement period as of the measurement date and the contract settlement metal price. The fair value of each put option contract is measured using the Black-Scholes pricing model, with inputs for the period-end metal price and assumed metal price volatility and discount rate.

At September 30, 2021, our Senior Notes, which had a carrying value of $469.2 million, net of unamortized initial purchaser discount and issuance costs, had a fair value of $513.2 million. Quoted market prices, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. See Note 8 for more information.

Note 11.    Commitments, Contingencies and Obligations

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

The Johnny M Mine is in an area known as the San Mateo Creek Basin (“SMCB”), which is an approximately 321 square mile area in New Mexico that contains numerous legacy uranium mines and mills. In addition to Johnny M, Hecla Limited’s predecessor was involved at other mining sites within the SMCB. The EPA appears to have deferred consideration of listing the SMCB site on CERCLA’s National Priorities List (“Superfund”) by removing the site from its emphasis list, and is working with various potentially responsible parties (“PRPs”) at the site in order to study and potentially address perceived groundwater issues within the SMCB. The EE/CA discussed above relates primarily to contaminated rock and soil at the Johnny M site, not groundwater and not elsewhere within the SMCB site. It is possible that Hecla Limited’s liability at the Johnny M Site, and for any other mine site within the SMCB at which Hecla Limited’s predecessor may have operated, will be greater than our current accrual of $9.0 million due to the increased scope of required remediation.

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

Debt

See Note 8 for information on the commitments related to our debt arrangements as of September 30, 2021.

Other Commitments

Our contractual obligations as of September 30, 2021 included approximately $0.7 million for various costs. In addition, our open purchase orders at September 30, 2021 included approximately $8.5 million, $0.5 million, $5.5 million and $4.7 million for various capital and non-capital items at the Lucky Friday, Casa Berardi, Greens Creek and Nevada Operations units, respectively. We also have total commitments of approximately $15.1 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units, and total commitments of approximately $9.8 million relating to payments on operating leases (see Note 8 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of September 30, 2021, we had surety bonds totaling $182.6 million and letters of credit totaling $21.0 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 12.    Developments in Accounting Pronouncements

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A. – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K"). Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

Established in 1891 in northern Idaho’s Silver Valley, we believe we are the oldest operating precious metals mining company and the largest silver producer in the United States. Our corporate offices are in Coeur d’Alene, Idaho and Vancouver, British Columbia. Our production profile includes:

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

Our current business strategy is to focus our financial and human resources in the following areas:

•	rapidly responding to the threats from the COVID-19 pandemic to protect our workforce, operations and communities while maintaining liquidity;
•	operating our properties safely, in an environmentally responsible manner, and cost-effectively;
•	improving operations at our units, which includes incurring costs for new mining methods, technologies and equipment that may not result in measurable benefits;
•	expanding our proven and probable reserves and production capacity at our units;
•	conducting our business with financial stewardship to preserve our financial position in varying metals price and operational environments;
•	anticipate net zero scope 1 and scope 2 emissions in 2021 with the purchase of carbon credits in the third quarter of 2021;
•	advancing permitting of one or both of our Montana projects;
•

maintaining and investing in exploration and pre-development projects in the vicinities of eleven mining districts and projects we believe to be under-explored and under-invested: North Idaho’s Silver Valley in the historic Coeur d'Alene Mining District; our Greens Creek unit on Alaska’s Admiralty Island located near Juneau; the silver-producing district near Durango, Mexico; in the vicinity of our Casa Berardi mine and the Heva-Hosco project in the Abitibi region of northwestern Quebec, Canada; our projects located in two districts in northern Nevada; our projects in northwestern Montana; the Kinskuch property in British Columbia, Canada; the Republic district in northeastern Washington; and the Creede district of southwestern Colorado; and

•	continuing to seek opportunities to acquire or invest in mining properties and companies.

The COVID-19 outbreak impacted our operations in 2020, including adversely impacting our expected production of gold at Casa Berardi, and has continued to impact our operations in 2021, including in the third quarter.  We incurred additional costs of approximately $1.0 million in the first nine months of 2021 and $2.3 million for the full year of 2020 related to quarantining employees at Greens Creek, which started in late March 2020 and was discontinued in the second quarter of 2021. In addition, silver production at Greens Creek in the third quarter of 2021 was 30% lower than in the third quarter of 2020 due to reduced ore grades as a result of mine sequencing, which was impacted by manpower challenges due to COVID-19 and increased competition for labor which we expect to mitigate through schedule changes and other means.  See each segment section below for information on how those operations have been impacted by COVID-19. To mitigate the impact of COVID-19, we have taken precautionary measures, including implementing operational plans and practices. As long as they are required, the operational practices implemented could continue to have an adverse impact on our operating results due to additional costs or deferred production and revenues.  We anticipate continuing to incur COVID mitigation costs at Casa Berardi and experience potential manpower challenges at Greens Creek in the fourth quarter of 2021, and there is uncertainty related to the potential additional impacts COVID-19 could have on our operations and financial results for that period.  In our 2020 Form 10-K, see Item IA. Risk Factors - Natural disasters, public health crises (including COVID-19), political crises, and other catastrophic events or other events outside of our control may materially and adversely affect our business or financial results and COVID-19 virus pandemic may heighten other risks for information on how restrictions related to COVID-19 have recently affected some of our operations

A number of key factors may impact the execution of our strategy, including regulatory issues and metals prices. Metals prices can be very volatile and are influenced by a number of factors beyond our control (except on a limited basis through the use of derivative contracts). See Item 7. Critical Accounting Estimates in our 2020 Form 10-K. The average realized prices of silver, gold, lead and zinc were higher in the first nine months of 2021 than in the comparable period last year, as illustrated by the table in Results of Operations below. While we believe longer-term global economic and industrial trends could result in continued demand for the metals we produce, prices have been volatile and there can be no assurance that current prices will continue.

Volatility in global financial markets and other factors can pose a significant challenge to our ability to access credit and equity markets, should we need to do so, and to predict sales prices for our products. To help mitigate this challenge, we utilize forward contracts to manage exposure to declines in the prices of (i) silver, gold, zinc and lead contained in our concentrates that have been shipped but have not yet settled, and (ii) the zinc and lead content that we forecast in future concentrate shipments. We have also utilized put option contracts to manage exposure to declines in the prices of silver and gold in our forecasted future sales of those metals. In addition, we have in place a $250 million revolving credit agreement, of which $21.0 million was used as of September 30, 2021 for letters of credit, leaving approximately $229.0 million available for borrowing.

We strive to achieve excellent mine safety and health performance. We seek to implement this goal by: training employees in safe work practices; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; involving employees in the establishment of safety standards; and participating in the National Mining Association’s CORESafety program. We attempt to implement reasonable best practices with respect to mine safety and emergency preparedness. We respond to issues outlined in MSHA's investigations and inspections and continue to evaluate our safety practices. There can be no assurance that our practices will mitigate or eliminate all safety risks. Achieving and maintaining compliance with MSHA regulations will be challenging and may increase our operating costs. See Item 1A. Risk Factors - We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law in our 2020 Form 10-K.

Another challenge for us is the risk associated with environmental litigation and ongoing reclamation activities. As described in Item 1A. Risk Factors in our 2020 Form 10-K and in Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited), it is possible that our estimate of these liabilities may change in the future, affecting our strategic plans.  We are involved in various environmental legal matters and the estimate of our environmental liabilities and liquidity needs, as well as our strategic plans, may be significantly impacted as a result of these matters or new matters that may arise.  For example, the Rock Creek project received an adverse court decision in April 2021 which could impact our strategic plan to permit, develop or operate that project, at least with respect to timing.  We strive for compliance with applicable laws and regulations and attempt to resolve environmental litigation on terms as favorable to us as possible.

Consolidated Results of Operations

Sales of products by metal for the three- and nine-month periods ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Silver	$61,890	$79,684	$232,414	$179,013
Gold	94,984	98,457	282,471	278,363
Lead	18,082	13,370	56,198	32,244
Zinc	30,273	26,779	89,501	65,540
Less: Smelter and refining charges	(11,669)	(18,587)	(38,189)	(52,177)
Sales of products	$193,560	$199,703	$622,395	$502,983

The fluctuations in sales in the third quarter and first nine months of 2021 compared to the same periods of 2020 are primarily due to the following two reasons:

•

Lower average realized silver and gold prices, and higher average realized lead and zinc prices, in the third quarter of 2021 compared to the same period in 2020. Average realized silver, gold, lead and zinc prices were higher in the first nine months of 2021 compared to the same period in 2020. These price variances are illustrated in the table below.

		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Silver –	London PM Fix ($/ounce)	$24.36	$24.40	$25.78	$19.22
	Realized price per ounce	$23.97	$25.32	$25.75	$19.72
Gold –	London PM Fix ($/ounce)	$1,789	$1,911	$1,801	$1,735
	Realized price per ounce	$1,792	$1,929	$1,794	$1,745
Lead –	LME Final Cash Buyer ($/pound)	$1.06	$0.85	$0.98	$0.81
	Realized price per pound	$1.02	$0.86	$1.00	$0.81
Zinc –	LME Final Cash Buyer ($/pound)	$1.36	$1.06	$1.31	$0.97
	Realized price per pound	$1.35	$1.04	$1.34	$0.94

Average realized prices typically differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement.  For the third quarter and first nine months of 2021, we recorded net positive price adjustments to provisional settlements of $0.1 million and $3.7 million, respectively, compared to a net negative price adjustment to provisional settlements of $4.3 million and net positive price adjustment of $5.3 million, respectively, in the comparable 2020 periods. The price adjustments related to silver, gold, lead and zinc contained in our concentrate shipments were partially offset by gains and losses on forward contracts for those metals. See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate, doré and carbon material shipped during the period.

•

Lower quantities of silver and zinc sold, partially offset by higher gold and lead volume, in the third quarter of 2021 compared to the third quarter of 2020. For the first nine months of 2021, sales volumes for all payable metals except lead were lower compared to the same period of 2020. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, The San Sebastian Segment and The Nevada Operations Segment sections below for more information on metal production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Silver -	Ounces produced	2,676,084	3,541,371	9,660,313	10,190,621
	Payable ounces sold	2,581,690	3,147,048	9,027,180	9,077,966
Gold -	Ounces produced	42,207	41,174	153,350	159,948
	Payable ounces sold	53,000	51,049	157,454	159,550
Lead -	Tons produced	9,904	9,750	32,148	24,620
	Payable tons sold	8,835	7,792	28,166	19,948
Zinc -	Tons produced	15,546	17,997	48,864	48,699
	Payable tons sold	11,174	12,892	33,344	34,717

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

Sales, total cost of sales, gross profit, Cash Cost, After By-product Credits, per Ounce (“Cash Cost”) (non-GAAP) and All-In Sustaining Cost, After By-product Credits, per Ounce (“AISC”) (non-GAAP) at our operating units for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands, except for Cash Cost and AISC):

	Silver				Gold
	Greens Creek	Lucky Friday	San Sebastian	Total Silver (2)	Casa Berardi	Nevada Operations	Total Gold
Three Months Ended September 30, 2021:
Sales	$84,806	$29,783	$—	$114,589	$56,065	$22,906	$78,971
Total cost of sales	(55,193)	(23,591)	—	(78,784)	(58,164)	(21,384)	(79,548)
Gross profit	$29,613	$6,192	$—	$35,805	$(2,099)	$1,522	$(577)
Cash Cost per silver or gold ounce (1)	$0.74	$6.35	$—	$2.49	$1,175	$1,038	$1,163
AISC per silver or gold ounce (1)	$5.94	$16.79	$—	$12.82	$1,476	$1,167	$1,450
Three Months Ended September 30, 2020:
Sales	$93,494	$20,812	$9,138	$123,444	$53,554	$22,705	$76,259
Total cost of sales (3)	(48,105)	(21,500)	(5,960)	(75,565)	(51,573)	(13,877)	(65,450)
Gross profit (loss)	$45,389	$(688)	$3,178	$47,879	$1,981	$8,828	$10,809
Cash Cost per silver or gold ounce (1)	$3.00	$—	$7.53	$3.41	$1,398	$—	$1,398
AISC per silver or gold ounce (1)	$6.58	$—	$8.87	$10.52	$1,855	$—	$1,855

	Silver				Gold
	Greens Creek	Lucky Friday	San Sebastian	Total Silver (2)	Casa Berardi	Nevada Operations	Total Gold
Nine Months Ended September 30, 2021:
Sales	$296,978	$98,550	$176	$395,704	$185,098	$41,593	$226,691
Total cost of sales	(163,861)	(74,287)	(95)	(238,243)	(172,760)	(46,832)	(219,592)
Gross profit (loss)	$133,117	$24,263	$81	$157,461	$12,338	$(5,239)	$7,099
Cash Cost per silver or gold ounce (1)	$(1.03)	$7.37	$—	$1.26	$1,127	$1,124	$1,127
AISC per silver or gold ounce (1)	$2.40	$15.00	$—	$8.88	$1,387	$1,167	$1,349
Nine Months Ended September 30, 2020:
Sales	$232,218	$35,097	$23,998	$291,313	$149,731	$61,939	$211,670
Total cost of sales (3)	(153,496)	(35,787)	(18,271)	(207,554)	(140,893)	(44,348)	(185,241)
Gross profit (loss)	$78,722	$(690)	$5,727	$83,759	$8,838	$17,591	$26,429
Cash Cost per silver or gold ounce (1)	$4.45	$—	$5.93	$4.58	$1,181	$716	$1,053
AISC per silver or gold ounce (1)	$7.03	$—	$6.76	$10.09	$1,493	$787	$1,299

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

(3)	See Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for information on revisions to amounts previously reported for total cost of sales.

While revenue from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product of Greens Creek, Lucky Friday and San Sebastian is appropriate because:

•	silver has historically accounted for a higher proportion of revenue than any other metal and is expected to do so in the future;
•

we have historically presented each of these units as a primary silver producer, based on the original analysis that justified putting the project into production, and believe that consistency in disclosure is important to our investors regardless of the relationships of metals prices and production from year to year;

•	metallurgical treatment maximizes silver recovery;
•

the Greens Creek and Lucky Friday deposits are massive sulfide deposits containing an unusually high proportion of silver; and in most of their working areas, Greens Creek and Lucky Friday utilize selective mining methods in which silver is the metal targeted for highest recovery.

Accordingly, we believe the identification of zinc, lead and gold as by-product credits at Greens Creek, Lucky Friday and San Sebastian is appropriate because of their lower economic value compared to silver and due to the fact that silver is the primary product we intend to produce. In addition, we have not consistently received sufficient revenue from any single by-product metal to warrant classification of such as a co-product.

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

We believe the identification of silver as a by-product credit is appropriate at Casa Berardi and Nevada Operations because of its lower economic value compared to gold and due to the fact that gold is the primary product we intend to produce there. In addition, we do not receive sufficient revenue from silver at Casa Berardi or Nevada Operations to warrant classification of such as a co-product. Because we consider silver to be a by-product of our gold production at Casa Berardi and Nevada Operations, the value of silver offsets operating costs within our calculations of Cash Cost, After By-product Credits, per Gold Ounce and AISC, After By-product Credits, per Gold Ounce.

We recorded a loss applicable to common shareholders of $1.1 million (0.2 cents per basic common share) for the third quarter of 2021 and income applicable to common shareholders of $22.8 million (4.3 cents per basic common share) for the first nine months of 2021 compared to income applicable to common shareholders of $15.1 million (2.9 cents per basic common share) for the third quarter of 2020 and a loss of $13.0 million (2.5 cents per basic common share) for the first nine months of 2020.  The following factors impacted the results for the third quarter and first nine months of 2021 compared to the same periods in 2020:

•

Variances in gross profit (loss) at our operating units as illustrated in the tables above. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, The San Sebastian Segment, and The Nevada Operations Segment sections below.

•

There were no ramp-up costs at Lucky Friday in 2021 compared to ramp-up income of $1.6 million and costs of $11.7 million in the third quarter and first nine months of 2020, respectively. See The Lucky Friday Segment section below.

•

Lower interest expense by $7.4 million in the first nine months of 2021 compared to the same period of 2020, with the decrease due to the following items: (i) interest recognized on both our 7.25% Senior Notes due February 15, 2028 (“Senior Notes”) and our previously-outstanding 6.875% Senior Notes that were due in 2021 (“2021 Notes”) for an overlapping period of almost one month in 2020, as the Senior Notes were issued on February 19, 2020 and the 2021 Notes were redeemed on March 19, 2020, (ii) $1.7 million in unamortized initial purchaser discount on the 2021 Notes recognized as expense upon their redemption and (iii) reduced debt in 2021, as no amounts were drawn on our revolving credit facility during the first nine months of 2021. We utilized the facility during the first nine months of 2020 to mitigate potential impacts of COVID-19, with all amounts repaid by the end of the third quarter of 2020.

•

Net foreign exchange gains of $4.0 million in the third quarter of 2021 and $24 thousand in the first nine months of 2021 versus a net loss of $2.2 million in the third quarter of 2020 and gain of $1.2 million in the first nine months of 2020. The variances are primarily related to the impact of changes in the CAD-to-USD exchange rate on the remeasurement of our net monetary liabilities in Quebec. During the third quarter and first nine months of 2021, the CAD weakened relative to the USD, resulting in a lower USD value for our net monetary liabilities denominated in CAD and a foreign exchange gain for the period. The CAD strengthened relative to the USD during the third quarter of 2020, but weakened during the first nine months of 2020.

•

Provision for closed operations and environmental matters increased by $6.3 million and $9.5 million in the third quarter and first nine months of 2021, respectively, compared to the same periods of 2020. The increase was primarily due to a $6.5 million settlement of a lawsuit in the third quarter of 2021 related to a 1989 agreement entered into by our subsidiary, CoCa Mines, Inc., and its subsidiary, Creede Resources, Inc. (see Part II - Other Information, Item 1. Legal Proceedings for more information). The variance for the nine-month period was also the result of a $2.9 million increase in the accrual for estimated costs at the Johnny M site in New Mexico in the first quarter of 2021 (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

•

Higher other operating expense by $4.8 million in the first nine months of 2021 compared to the same period of 2020 due to costs incurred to identify and implement potential operational improvements at Casa Berardi and Lucky Friday.

•

General and administrative expense decreased by $2.8 million and increased by $0.4 million in the third quarter and first nine months of 2021, respectively, compared to the same periods of 2020. The third quarter variance was the result of timing of issuance of certain equity compensation awards, with the increase for the nine-month period primarily due to higher accrued incentive compensation expense.

•

An unrealized loss on investments in other mining companies of $2.9 million in the third quarter of 2021 compared to a gain of $4.0 million in the third quarter of 2020. In the first nine months of 2021, we had a net loss on investments of $5.9 million, comprised of a $7.1 million unrealized loss and a $1.2 million gain on exchange of investments, compared to an unrealized gain of $9.4 million in the first nine months of 2020.

•

Exploration and pre-development expense increased by $12.9 million and $25.3 million in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020. In the first nine months of 2021, exploration was primarily at our San Sebastian, Casa Berardi, Greens Creek and Nevada Operations units and our Kinskuch property, while pre-development expense included $2.6 million and $4.9 million in the third quarter and first nine months of 2021, respectively, related to development of the decline to allow drilling of the Hatter Graben area in Nevada.

•

A gain on metal derivatives contracts of $12.1 million and a loss of $4.7 million in the third quarter and first nine months of 2021, respectively, compared to losses of $6.7 million and $12.8 million in the third quarter and first nine months of 2020, respectively (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

•	Income and mining tax benefits of $4.5 million and $3.9 million in the third quarter and first nine months of 2021, respectively, compared to provisions of $5.2 million and $7.4 million, respectively, in the comparable 2020 periods. The benefits in the 2021 periods are primarily the result of losses in Nevada, Mexico and Quebec.
•

In June 2020, we gifted and recognized expense for 650,000 shares of our common stock valued at $2.0 million at the time of the gift to the Hecla Charitable Foundation (the “Foundation”). The Foundation is a 501(c)(3) entity established in 2007 to provide grants and disburse funds for educational and charitable purposes to qualifying organizations in order to promote the social, environmental and economic sustainability and development of the communities where we have operations and activities.

The Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales	$84,806	$93,494	$296,978	$232,218
Cost of sales and other direct production costs (1)	(42,096)	(36,370)	(121,451)	(116,344)
Depreciation, depletion and amortization	(13,097)	(11,735)	(42,410)	(37,152)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(55,193)	(48,105)	(163,861)	(153,496)
Gross profit	$29,613	$45,389	$133,117	$78,722
Tons of ore milled	211,142	215,237	620,153	629,316
Production:
Silver (ounces)	1,837,270	2,634,436	6,980,587	8,164,062
Gold (ounces)	9,734	12,838	35,859	38,215
Zinc (tons)	13,227	16,187	41,191	44,858
Lead (tons)	4,591	5,909	15,142	16,996
Payable metal quantities sold:
Silver (ounces)	1,774,421	2,311,477	6,493,528	7,158,933
Gold (ounces)	9,232	9,924	31,599	32,600
Zinc (tons)	9,472	11,666	27,783	31,968
Lead (tons)	3,834	4,214	12,098	12,907
Ore grades:
Silver ounces per ton	11.14	15.04	13.84	15.79
Gold ounces per ton	0.07	0.08	0.08	0.08
Zinc percent	7.05%	8.17%	7.41%	7.76%
Lead percent	2.68%	3.26%	2.96%	3.22%
Total production cost per ton	$181.60	$167.87	$178.29	$174.66
Cash Cost, After By-product Credits, Per Silver Ounce (2)	$0.74	$3.00	$(1.03)	$4.45
All-In Sustaining Costs (“AISC”), After By-Product Credits, per Silver Ounce (2)	$5.94	$6.58	$2.40	$7.03

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for information on revisions to amounts previously reported for cost of sales and other direct production costs.

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

The $15.8 million decrease in gross profit in the third quarter of 2021 compared to the third quarter of 2020 was primarily due to lower ore grades due to mine sequencing and lower realized silver and gold prices.  Mine sequencing during the third quarter was impacted by manpower challenges due to COVID-19 and increased competition for labor, which we expect to address through schedule changes and other means.  As a result, lower grade material was produced from more easily accessible areas of the mine, and deeper, higher-grade material will be mined in the future.  The $54.4 million increase in gross profit in the first nine months of 2021 compared to the same period in 2020 was due to:  (i) higher realized prices for silver, gold, lead and zinc and (ii) lower concentrate treatment costs of $18.9 million primarily as a result of favorable changes in smelter terms, with approximately $4.0 million of the variance expected to be non-recurring.  The impacts of the factors above were partially offset by lower metal sales volume primarily due to lower ore grades.

The charts below illustrate the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the third quarter and first nine months of 2021 versus the same periods in 2020:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash Cost, Before By-product Credits, per Silver Ounce	$26.76	$23.18	$21.05	$21.57
By-product credits	(26.02)	(20.18)	(22.08)	(17.12)
Cash Cost, After By-product Credits, per Silver Ounce	$0.74	$3.00	$(1.03)	$4.45

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
AISC, Before By-product Credits, per Silver Ounce	$31.96	$26.76	$24.48	$24.15
By-product credits	(26.02)	(20.18)	(22.08)	(17.12)
AISC, After By-product Credits, per Silver Ounce	$5.94	$6.58	$2.40	$7.03

The decrease in Cash Costs and AISC, After By-product Credits, per Silver Ounce for the third quarter and first nine months of 2021 compared to 2020 was primarily due to higher by-product credits and lower treatment costs.

Restrictions imposed by the State of Alaska beginning in late March 2020 in response to the COVID-19 virus pandemic, including the requirement for employees returning to Alaska to self-quarantine for 14 days (changed in June 2020 to 7 days and subsequently discontinued), caused us to revise the normal operating procedures and incur additional costs for staffing operations at Greens Creek, including for quarantining employees from late March 2020 through the second quarter of 2021.  In addition, manpower challenges impacted mine operations during the third quarter of 2021, and, although we anticipate mitigating them in the fourth quarter, they could continue to have an impact for the remainder of the year. The changes at Greens Creek have not materially impacted our operations to date; however, restrictions and other challenges related to COVID-19 and increased competition for labor could have a material impact if they continue longer than anticipated or become broader.

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales	$29,783	$20,812	$98,550	$35,097
Cost of sales and other direct production costs	(17,001)	(18,544)	(53,959)	(30,635)
Depreciation, depletion and amortization	(6,590)	(2,956)	(20,328)	(5,152)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(23,591)	(21,500)	(74,287)	(35,787)
Gross profit (loss)	$6,192	$(688)	$24,263	$(690)
Tons of ore milled	78,227	55,050	241,740	109,951
Production:
Silver (ounces)	831,532	636,389	2,608,727	1,201,674
Lead (tons)	5,313	3,841	17,006	7,624
Zinc (tons)	2,319	1,810	7,673	3,841
Payable metal quantities sold:
Silver (ounces)	783,672	585,119	2,481,753	1,110,568
Lead (tons)	5,001	3,579	16,068	7,042
Zinc (tons)	1,702	1,226	5,561	2,749
Ore grades:
Silver ounces per ton	11.21	12.10	11.34	11.43
Lead percent	7.22%	7.35%	7.43%	7.33%
Zinc percent	3.30%	3.76%	3.48%	3.89%
Total production cost per ton	190.66	—	189.06	—
Cash Cost, After By-product Credits, per Silver Ounce (1)	$6.35	$—	$7.37	$—
AISC, After By-product Credits, per Silver Ounce (1)	$16.79	$—	$15.00	$—

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

The increases in gross profit, ore tonnage and metals production in the third quarter and first nine months of 2021 compared to the same periods in 2020 are the result of returning to full production during the fourth quarter of 2020 (discussed further below). Sales were higher by 43% and 181% for the third quarter and first nine months of 2021, respectively, compared to the same periods of 2020 due to the increase in production, and were also impacted by lower realized silver prices and higher realized lead and zinc prices in the third quarter of 2021, and higher realized prices for all three metals in the first nine months of 2021, compared to the same periods in 2020.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for the third quarter and first nine months of 2021. Total production costs and Cash Cost and AISC, After By-product Credits, Per Silver Ounce are not presented for the third quarter and first nine months of 2020, as production was limited during the ramp-up after the strike (discussed below) and results are not comparable.

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Cash Cost, Before By-product Credits, per Silver Ounce	$24.14	$24.70
By-product credits	(17.79)	(17.33)
Cash Cost, After By-product Credits, per Silver Ounce	$6.35	$7.37

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
AISC, Before By-product Credits, per Silver Ounce	$34.58	$32.33
By-product credits	(17.79)	(17.33)
AISC, After By-product Credits, per Silver Ounce	$16.79	$15.00

Following settlement of the strike by unionized employees at Lucky Friday in early 2020, we commenced restaffing and ramp-up procedures and the mine returned to full production in the fourth quarter of 2020.  Ramp-up activities resulted in income of $1.6 million in the third quarter of  2020 and costs of $11.7 million in the first nine months of 2020, which included non-cash depreciation expense of $2.2 million and $6.3 million, respectively, and are included in a separate line item on our consolidated statements of operations.  This ramp-up income and costs are excluded from the calculation of gross profit, Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce, when presented.

The Casa Berardi Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales	$56,065	$53,554	$185,098	$149,731
Cost of sales and other direct production costs	(38,196)	(36,350)	(111,601)	(96,579)
Depreciation, depletion and amortization (1)	(19,968)	(15,223)	(61,159)	(44,314)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(58,164)	(51,573)	(172,760)	(140,893)
Gross profit (loss)	$(2,099)	$1,981	$12,338	$8,838
Tons of ore milled	398,143	288,682	1,141,229	900,720
Production:
Gold (ounces)	29,722	26,405	97,245	83,913
Silver (ounces)	7,012	3,855	25,604	15,284
Payable metal quantities sold:
Gold (ounces)	31,227	28,133	102,711	85,969
Silver (ounces)	7,764	4,769	24,538	17,575
Ore grades:
Gold ounces per ton	0.087	0.114	0.102	0.114
Silver ounces per ton	0.02	0.02	0.02	0.02
Total production cost per ton	$86.95	$127.46	$95.13	$108.85
Cash Cost, After By-product Credits, per Gold Ounce (2)	$1,175	$1,398	$1,127	$1,181
AISC, After By-product Credits, per Gold Ounce (2)	$1,476	$1,855	$1,387	$1,493

(1)	See Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for information on revisions to amounts previously reported for depreciation, depletion and amortization.

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

Gross profit decreased by $4.1 million and increased by $3.5 million for the third quarter and first nine months of 2021, respectively, compared to the same periods of 2020.  The decrease in the third quarter was due to lower realized gold prices and higher cost of sales resulting from increased production costs due to:  (i) a 38% increase in ore tonnage, (ii) mill contractor costs related to maintenance and optimization activities, and (iii) higher underground maintenance costs resulting from repairs and replacements of major components for the production fleet. The increase in gross profit for the nine-month period was due to higher sales resulting from increased gold production, partially offset by higher cost of sales as a result of the same factors discussed above impacting costs for the third quarter.  The lower production in the 2020 periods was partially due to a government COVID-19-related order. We suspended operations at Casa Berardi from March 24, 2020 until April 15, 2020, in response to the Government of Quebec’s COVID-19 order for the mining industry.

Total capital additions increased by $14.0 million in the first nine months of 2021 compared to the same period of 2020 primarily due to growth capital costs incurred for development of the new 160 zone open pit mine. Limited ore production from the 160 zone pit is expected to begin in the fourth quarter of 2021.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for the third quarter and first nine months of 2021 and 2020:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash Cost, Before By-product Credits, per Gold Ounce	$1,181	$1,402	$1,134	$1,184
By-product credits	(6)	(4)	(7)	(3)
Cash Cost, After By-product Credits, per Gold Ounce	$1,175	$1,398	$1,127	$1,181

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
AISC, Before By-product Credits, per Gold Ounce	$1,482	$1,859	$1,394	$1,496
By-product credits	(6)	(4)	(7)	(3)
AISC, After By-product Credits, per Gold Ounce	$1,476	$1,855	$1,387	$1,493

The decrease in Cash Cost and AISC, After By-product Credits, per Gold Ounce for the third quarter and first nine months of 2021 compared to the same periods in 2020 was primarily due to higher gold production, partially offset by higher production costs, as discussed above, with AISC, After By-product Credits, per Gold Ounce also impacted by higher exploration spending. Sustaining capital was lower in the third quarter of 2021, but higher in the first nine months of 2021, compared to the same periods of 2020.

The San Sebastian Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales	$—	$9,138	$176	$23,998
Cost of sales and other direct production costs	—	(5,179)	(95)	(15,122)
Depreciation, depletion and amortization	—	(781)	—	(3,149)
Cost of sales and other direct production costs and depreciation, depletion and amortization	—	(5,960)	(95)	(18,271)
Gross profit	$—	$3,178	$81	$5,727
Payable metal quantities sold:
Silver (ounces)	—	229,250	3,493	745,726
Gold (ounces)	—	1,713	47	5,757

The $3.2 million and $5.6 million decreases in gross profit for the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020 are primarily due to the suspension of production, as mining at San Sebastian was completed in the third quarter of 2020 and milling was completed in the fourth quarter of 2020. Exploration and evaluation activities are ongoing.

Suspension-related costs at San Sebastian totaling $0.6 million and $2.0 million for the third quarter and first nine months of 2021, respectively, are reported in a separate line item on our consolidated statements of operations.

The Nevada Operations Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales	$22,906	$22,705	$41,593	$61,939
Cost of sales and other direct production costs	(15,249)	(6,582)	(31,811)	(21,623)
Depreciation, depletion and amortization	(6,135)	(7,295)	(15,021)	(22,725)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(21,384)	(13,877)	(46,832)	(44,348)
Gross profit (loss)	$1,522	$8,828	$(5,239)	$17,591
Payable metal quantities sold:
Gold (ounces)	12,542	11,280	23,097	35,224
Silver (ounces)	15,833	16,433	23,868	45,164

The decreases in gross profit for the third quarter and first nine months of 2021 compared to the same periods of 2020 were primarily the result of lower ore grades, with the third quarter also impacted by lower realized gold prices and the nine-month period impacted by increased write-downs of ore stockpile to net realizable value.  Processing of the stockpiled non-refractory ore at the Midas mill and third-party processing of a bulk sample of refractory ore in a roaster commenced at the end of the first quarter of 2021 and was completed in the second quarter. We also processed an additional approximately 14,200 tons of Fire Creek refractory ore at a third-party facility, and we anticipate production and sales from the remaining approximately 2,200 tons of previously stockpiled material processed at the third-party autoclave facility will be recognized in the fourth quarter of 2021. The write-downs of ore stockpile inventory totaled approximately $0.1 million and $9.7 million in the third quarter and first nine months of 2021, respectively, compared to $1.5 million of such write-downs in the first nine months of 2020, with no portion of that amount recognized in the third quarter of 2020.  During the second half of 2020, all ore mined at the Nevada Operations was stockpiled, with no ore milled and no production reported during that period.  Mining of non-refractory ore at Fire Creek in areas where development has already been performed was completed in the fourth quarter of 2020.  Fire Creek was placed on care-and-maintenance in the second quarter of 2021 after processing of the remaining non-refractory ore stockpile.

Production was suspended at the Hollister mine in the third quarter of 2019 and at the Midas mine and Aurora mill in late 2019. Suspension-related costs at the Nevada Operations unit totaling $6.3 million and $15.0 million for the third quarter and first nine months of 2021, respectively, and $2.9 million and $9.6 million in the third quarter and first nine months of 2020, respectively, are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, total production costs per ton and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks in our 2020 Form 10-K for a discussion of certain risks relating to our recent and ongoing analysis of the carrying value of the Nevada assets.

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans provide a significant benefit to our employees, but represent a significant liability to us. The net liability recorded for the underfunded status of our plans was $27.0 million and $44.9 million as of September 30, 2021 and December 31, 2020, respectively. In September 2021, we contributed $5.5 million in shares of our common stock to our defined benefit pension plans (see Part II - Other Information, Item 2. Unregistered Sales of Securities and Use of Proceeds for more information). We do not expect to be required to make additional contributions to our defined benefit pension plans in 2021, but may choose to do so. In January 2021, we contributed $16.8 million in shares of our common stock to our supplemental executive retirement plan (“SERP”), and expect to contribute approximately $0.8 million in cash to the SERP in 2021. While the economic variables which will determine future funding requirements are uncertain, we expect contributions to continue to be required in future years under current defined benefit pension plan provisions, and we periodically examine the defined benefit pension plans and SERP for affordability and competitiveness. See Note 9 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for more information.

Income Taxes

During the third quarter and first nine months of 2021, income and mining tax benefits of approximately $4.5 million and $3.9 million, respectively, resulted in effective tax rates of 82% and (20)%, respectively, for those periods. This compares to income and mining tax provisions of $5.2 million and $7.4 million, or effective tax rates of 25% and (144)%, for the third quarter and first nine months of 2020, respectively. The comparability of our income and mining tax (provision) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates; (v) percentage depletion; and (vi) the non-recognition of tax assets. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.

Each reporting period we assess our deferred tax balances based on a review of long-range forecasts and quarterly activity. A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. We analyze our deferred tax assets and, if it is determined that we will not realize all or a portion of our deferred tax assets, we will record or increase a valuation allowance. Conversely, if it is determined we will ultimately more likely than not be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact our ability to realize our deferred tax assets. For additional information, please see Note 4 of Notes to Condensed Consolidated Financial Statements (Unaudited) and Item 1A. Risk Factors - Our ability to recognize the benefits of deferred tax assets related to net operating loss carryforwards and other items is dependent on future cash flows and taxable income in our 2020 10-K.

Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations at our five operating units and for the Company for the three- and nine-month periods ended September 30, 2021 and 2020.

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

Cash Cost, After By-product Credits, per Ounce is an important operating statistic that we utilize to measure each mine’s operating performance. We use AISC, After By-product Credits, per Ounce as a measure of our mines' net cash flow after costs for exploration, pre-development, reclamation, and sustaining capital. This is similar to the Cash Cost, After By-product Credits, per Ounce non-GAAP measure we report, but also includes on-site exploration, reclamation, and sustaining capital costs. Current GAAP measures used in the mining industry, such as cost of goods sold, do not capture all the expenditures incurred to discover, develop and sustain silver and gold production. Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce also allow us to benchmark the performance of each of our mines versus those of our competitors. As a silver and gold mining company, we also use these statistics on an aggregate basis - aggregating the Greens Creek, Lucky Friday and San Sebastian mines to compare our performance with that of other silver mining companies, and aggregating Casa Berardi and Nevada Operations for comparison with other gold mining companies. Similarly, these statistics are useful in identifying acquisition and investment opportunities as they provide a common tool for measuring the financial performance of other mines with varying geologic, metallurgical and operating characteristics.

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

In addition to the uses described above, Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce provide management and investors an indication of operating cash flow, after consideration of the average price received from production. We also use these measurements for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective.  However, comparability of Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for the third quarter and first nine months of 2021 to the same periods of 2020 is impacted by, among other factors, the return to full production at Lucky Friday and suspension of production at San Sebastian in the fourth quarter of 2020.

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

In thousands (except per ounce amounts)	Three Months Ended September 30, 2021
	Greens Creek	Lucky Friday(2)	San Sebastian(3)	Corporate(4)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$55,193	23,591	$—		$78,784
Depreciation, depletion and amortization	(13,097)	(6,590)	—		(19,687)
Treatment costs	7,979	3,427	—		11,406
Change in product inventory	(122)	(68)	—		(190)
Reclamation and other costs	(786)	(281)	—		(1,067)
Cash Cost, Before By-product Credits (1)	49,167	20,079	—		69,246
Reclamation and other costs	848	264	—		1,112
Sustaining exploration	2,472	—	—	474	2,946
Sustaining capital	6,228	8,406	—	—	14,634
General and administrative				8,874	8,874
AISC, Before By-product Credits (1)	58,715	28,749	—		96,812
By-product credits:
Zinc	(25,295)	(4,611)	—		(29,906)
Gold	(14,864)	—	—		(14,864)
Lead	(7,640)	(10,188)	$—		(17,828)
Total By-product credits	(47,799)	(14,799)	—		(62,598)
Cash Cost, After By-product Credits	$1,368	$5,280	$—		$6,648
AISC, After By-product Credits	$10,916	$13,950	$—		$34,214
Divided by silver ounces produced	1,837	832	—		2,669
Cash Cost, Before By-product Credits, per Silver Ounce	$26.76	$24.14	$—		$25.93
By-product credits per ounce	(26.02)	$(17.79)	—		(23.44)
Cash Cost, After By-product Credits, per Silver Ounce	$0.74	$6.35	$—		$2.49
AISC, Before By-product Credits, per Silver Ounce	$31.96	$34.58	$—		$36.26
By-product credits per ounce	(26.02)	$(17.79)	—		(23.44)
AISC, After By-product Credits, per Silver Ounce	$5.94	$16.79	$—		$12.82

In thousands (except per ounce amounts)	Three Months Ended September 30, 2021
	Casa Berardi(5)	Nevada Operations(6)	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$58,164	$21,384	$79,548
Depreciation, depletion and amortization	(19,968)	(6,135)	(26,103)
Treatment costs	475	1	476
Change in product inventory	(3,369)	(12,389)	(15,758)
Reclamation and other costs	(210)	—	(210)
Cash Cost, Before By-product Credits (1)	35,092	2,861	37,953
Reclamation and other costs	209	327	536
Sustaining exploration	1,541	—	1,541
Sustaining capital	7,208	29	7,237
AISC, Before By-product Credits (1)	44,050	3,217	47,267
By-product credits:
Silver	(169)	(6)	(175)
Total By-product credits	(169)	(6)	(175)
Cash Cost, After By-product Credits	$34,923	$2,855	$37,778
AISC, After By-product Credits	$43,881	$3,211	$47,092
Divided by gold ounces produced	30	3	33
Cash Cost, Before By-product Credits, per Gold Ounce	$1,181	$1,040	$1,168
By-product credits per ounce	(6)	(2)	(5)
Cash Cost, After By-product Credits, per Gold Ounce	$1,175	$1,038	$1,163
AISC, Before By-product Credits, per Gold Ounce	$1,482	$1,169	$1,455
By-product credits per ounce	(6)	(2)	(5)
AISC, After By-product Credits, per Gold Ounce	$1,476	$1,167	$1,450

In thousands (except per ounce amounts)	Three Months Ended September 30, 2021
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$78,784	79,548	$158,332
Depreciation, depletion and amortization	(19,687)	(26,103)	(45,790)
Treatment costs	11,406	476	11,882
Change in product inventory	(190)	(15,758)	(15,948)
Reclamation and other costs	(1,067)	(210)	(1,277)
Cash Cost, Before By-product Credits (1)	69,246	37,953	107,199
Reclamation and other costs	1,112	536	1,648
Sustaining exploration	2,946	1,541	4,487
Sustaining capital	14,634	7,237	21,871
General and administrative	8,874	—	8,874
AISC, Before By-product Credits (1)	96,812	47,267	144,079
By-product credits:
Zinc	(29,906)	—	(29,906)
Gold	(14,864)	—	(14,864)
Lead	(17,828)	—	(17,828)
Silver	—	(175)	(175)
Total By-product credits	(62,598)	(175)	(62,773)
Cash Cost, After By-product Credits	$6,648	$37,778	$44,426
AISC, After By-product Credits	$34,214	$47,092	$81,306
Divided by ounces produced	2,669	33
Cash Cost, Before By-product Credits, per Ounce	$25.93	$1,168
By-product credits per ounce	(23.44)	(5)
Cash Cost, After By-product Credits, per Ounce	$2.49	$1,163
AISC, Before By-product Credits, per Ounce	$36.26	$1,455
By-product credits per ounce	(23.44)	(5)
AISC, After By-product Credits, per Ounce	$12.82	$1,450

In thousands (except per ounce amounts)	Three Months Ended September 30, 2020
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(4)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization (7)	$48,105	$21,500	$5,960		$75,565
Depreciation, depletion and amortization	(11,735)	(2,956)	(781)		(15,472)
Treatment costs	22,675	4,038	81		26,794
Change in product inventory	2,899	11	826		3,736
Reclamation and other costs (8)	(891)	—	(392)		(1,283)
Exclusion of Lucky Friday cash costs	—	(22,593)	—		(22,593)
Cash Cost, Before By-product Credits (1)	61,053	—	5,694		66,747
Reclamation and other costs	788	—	114		902
Sustaining exploration	370	—	—	429	799
Sustaining capital	8,265	—	244	38	8,547
General and administrative (8)				10,345	10,345
AISC, Before By-product Credits (1)	70,476	—	6,052		87,340
By-product credits:
Zinc	(23,772)	—	—		(23,772)
Gold	(21,226)	—	(3,686)		(24,912)
Lead	(8,149)	—	—		(8,149)
Total By-product credits	(53,147)	—	(3,686)		(56,833)
Cash Cost, After By-product Credits	$7,906	$—	$2,008		$9,914
AISC, After By-product Credits	$17,329	$—	$2,366		$30,507
Divided by ounces produced	2,634	—	267		2,901
Cash Cost, Before By-product Credits, per Ounce	$23.18	$—	$21.34		$23.00
By-product credits per ounce	(20.18)	—	(13.81)		(19.59)
Cash Cost, After By-product Credits, per Ounce	$3.00	$—	$7.53		$3.41
AISC, Before By-product Credits, per Ounce	$26.76	$—	$22.68		$30.11
By-product credits per ounce	(20.18)	—	(13.81)		(19.59)
AISC, After By-product Credits, per Ounce	$6.58	$—	$8.87		$10.52

In thousands (except per ounce amounts)	Three Months Ended September 30, 2020
	Casa Berardi	Nevada Operations	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization (7)	$51,573	$13,877	$65,450
Depreciation, depletion and amortization (7)	(15,223)	(7,295)	(22,518)
Treatment costs	562	—	562
Change in product inventory	543	6,920	7,463
Reclamation and other costs (8)	(449)	(324)	(773)
Exclusion of Nevada cash costs	—	(13,178)	(13,178)
Cash Cost, Before By-product Credits (1)	37,006	—	37,006
Reclamation and other costs	97	—	97
Sustaining exploration	335	—	335
Sustaining capital	11,629	—	11,629
AISC, Before By-product Credits (1)	49,067	—	49,067
By-product credits:
Silver	(93)	—	(93)
Total By-product credits	(93)	—	(93)
Cash Cost, After By-product Credits	$36,913	$—	$36,913
AISC, After By-product Credits	$48,974	$—	$48,974
Divided by ounces produced	26	—	26
Cash Cost, Before By-product Credits, per Ounce	$1,402	$—	$1,402
By-product credits per ounce	(4)	—	(4)
Cash Cost, After By-product Credits, per Ounce	$1,398	$—	1,398
AISC, Before By-product Credits, per Ounce	$1,859	$—	$1,859
By-product credits per ounce	(4)	—	(4)
AISC, After By-product Credits, per Ounce	$1,855	$—	$1,855

In thousands (except per ounce amounts)	Three Months Ended September 30, 2020
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization (7)	$75,565	65,450	$141,015
Depreciation, depletion and amortization (7)	(15,472)	(22,518)	(37,990)
Treatment costs	26,794	562	27,356
Change in product inventory	3,736	7,463	11,199
Reclamation and other costs (8)	(1,283)	(773)	(2,056)
Exclusion of cash costs	(22,593)	(13,178)	(35,771)
Cash Cost, Before By-product Credits (1)	66,747	37,006	103,753
Reclamation and other costs	902	97	999
Sustaining exploration	799	335	1,134
Sustaining capital	8,547	11,629	20,176
General and administrative (8)	10,345	—	10,345
AISC, Before By-product Credits (1)	87,340	49,067	136,407
By-product credits:
Zinc	(23,772)	—	(23,772)
Gold	(24,912)	—	(24,912)
Lead	(8,149)	—	(8,149)
Silver	—	(93)	(93)
Total By-product credits	(56,833)	(93)	(56,926)
Cash Cost, After By-product Credits	$9,914	$36,913	$46,827
AISC, After By-product Credits	$30,507	$48,974	$79,481
Divided by ounces produced	2,901	26
Cash Cost, Before By-product Credits, per Ounce	$23.00	$1,402
By-product credits per ounce	(19.59)	(4)
Cash Cost, After By-product Credits, per Ounce	$3.41	$1,398
AISC, Before By-product Credits, per Ounce	$30.11	$1,859
By-product credits per ounce	(19.59)	(4)
AISC, After By-product Credits, per Ounce	$10.52	$1,855

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2021
	Greens Creek	Lucky Friday(2)	San Sebastian(3)	Corporate(4)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$163,861	$74,287	$95		$238,243
Depreciation, depletion and amortization	(42,410)	(20,328)	—		(62,738)
Treatment costs	27,444	13,087	—		40,531
Change in product inventory	(156)	(1,757)	—		(1,913)
Reclamation and other costs	(1,777)	(840)	(95)		(2,712)
Cash Cost, Before By-product Credits (1)	146,962	64,449	—		211,411
Reclamation and other costs	2,543	792	—		3,335
Sustaining exploration	3,895	—	—	1,359	5,254
Sustaining capital	17,459	19,104	—	—	36,563
General and administrative				27,985	27,985
AISC, Before By-product Credits (1)	170,859	84,345	—		284,548
By-product credits:
Zinc	(74,571)	(14,457)	—		(89,028)
Gold	(56,299)	—	—		(56,299)
Lead	(23,265)	(30,762)	—		(54,027)
Total By-product credits	(154,135)	(45,219)	—		(199,354)
Cash Cost, After By-product Credits	$(7,173)	$19,230	$—		$12,057
AISC, After By-product Credits	$16,724	$39,126	$—		$85,194
Divided by silver ounces produced	6,981	2,609	—		9,590
Cash Cost, Before By-product Credits, per Silver Ounce	$21.05	$24.70	$—		$22.05
By-product credits per ounce	(22.08)	(17.33)	—		(20.79)
Cash Cost, After By-product Credits, per Silver Ounce	$(1.03)	$7.37	$—		$1.26
AISC, Before By-product Credits, per Silver Ounce	$24.48	$32.33	$—		$29.67
By-product credits per ounce	(22.08)	(17.33)	—		(20.79)
AISC, After By-product Credits, per Silver Ounce	$2.40	$15.00	$—		$8.88

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2021
	Casa Berardi(5)	Nevada Operations(6)	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$172,760	$46,832	$219,592
Depreciation, depletion and amortization	(61,159)	(15,021)	(76,180)
Treatment costs	1,723	1,731	3,454
Change in product inventory	(2,401)	(9,951)	(12,352)
Reclamation and other costs	(632)	299	(333)
Cash Cost, Before By-product Credits (1)	110,291	23,890	134,181
Reclamation and other costs	632	681	1,313
Sustaining exploration	3,551	—	3,551
Sustaining capital	21,030	195	21,225
AISC, Before By-product Credits (1)	135,504	24,766	160,270
By-product credits:
Silver	(656)	(1,131)	(1,787)
Total By-product credits	(656)	(1,131)	(1,787)
Cash Cost, After By-product Credits	$109,635	$22,759	$132,394
AISC, After By-product Credits	$134,848	$23,635	$158,483
Divided by gold ounces produced	97	20	117
Cash Cost, Before By-product Credits, per Gold Ounce	$1,134	$1,180	$1,142
By-product credits per ounce	(7)	(56)	(15)
Cash Cost, After By-product Credits, per Gold Ounce	$1,127	$1,124	$1,127
AISC, Before By-product Credits, per Gold Ounce	$1,394	$1,223	$1,364
By-product credits per ounce	(7)	(56)	(15)
AISC, After By-product Credits, per Gold Ounce	$1,387	$1,167	$1,349

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2021
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$238,243	219,592	$457,835
Depreciation, depletion and amortization	(62,738)	(76,180)	(138,918)
Treatment costs	40,531	3,454	43,985
Change in product inventory	(1,913)	(12,352)	(14,265)
Reclamation and other costs	(2,712)	(333)	(3,045)
Cash Cost, Before By-product Credits (1)	211,411	134,181	345,592
Reclamation and other costs	3,335	1,313	4,648
Sustaining exploration	5,254	3,551	8,805
Sustaining capital	36,563	21,225	57,788
General and administrative	27,985	—	27,985
AISC, Before By-product Credits (1)	284,548	160,270	444,818
By-product credits:
Zinc	(89,028)	—	(89,028)
Gold	(56,299)	—	(56,299)
Lead	(54,027)	—	(54,027)
Silver	—	(1,787)	(1,787)
Total By-product credits	(199,354)	(1,787)	(201,141)
Cash Cost, After By-product Credits	$12,057	$132,394	$144,451
AISC, After By-product Credits	$85,194	$158,483	$243,677
Divided by ounces produced	9,590	117
Cash Cost, Before By-product Credits, per Ounce	$22.05	$1,142
By-product credits per ounce	(20.79)	(15)
Cash Cost, After By-product Credits, per Ounce	$1.26	$1,127
AISC, Before By-product Credits, per Ounce	$29.67	$1,364
By-product credits per ounce	(20.79)	(15)
AISC, After By-product Credits, per Ounce	$8.88	$1,349

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2020
	Greens Creek	Lucky Friday(2)	San Sebastian	Corporate(4)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization (7)	$153,496	$35,787	$18,271		$207,554
Depreciation, depletion and amortization	(37,152)	(5,152)	(3,149)		(45,453)
Treatment costs	58,517	7,502	232		66,251
Change in product inventory	1,749	807	681		3,237
Reclamation and other costs (8)	(478)	—	(1,050)		(1,528)
Exclusion of Lucky Friday cash costs	—	(38,944)	—		(38,944)
Cash Cost, Before By-product Credits (1)	176,132	—	14,985		191,117
Reclamation and other costs	2,365	—	342		2,707
Sustaining exploration	374	—	—	1,362	1,736
Sustaining capital	18,276	—	299	38	18,613
General and administrative (8)				26,263	26,263
AISC, Before By-product Credits (1)	197,147	—	15,626		240,436
By-product credits:
Zinc	(59,711)	—	—		(59,711)
Gold	(57,850)	—	(10,402)		(68,252)
Lead	(22,208)	—	—		(22,208)
Total By-product credits	(139,769)	—	(10,402)		(150,171)
Cash Cost, After By-product Credits	$36,363	$—	$4,583		$40,946
AISC, After By-product Credits	$57,378	$—	$5,224		$90,265
Divided by ounces produced	8,164	—	772		8,936
Cash Cost, Before By-product Credits, per Ounce	$21.57	$—	19.40		$21.39
By-product credits per ounce	(17.12)	—	(13.47)		(16.81)
Cash Cost, After By-product Credits, per Ounce	$4.45	$—	5.93		$4.58
AISC, Before By-product Credits, per Ounce	$24.15	$—	$20.23		$26.90
By-product credits per ounce	(17.12)	—	(13.47)		(16.81)
AISC, After By-product Credits, per Ounce	$7.03	$—	$6.76		$10.09

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2020
	Casa Berardi	Nevada Operations	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization (7)	$140,893	$44,348	$185,241
Depreciation, depletion and amortization (7)	(44,314)	(22,725)	(67,039)
Treatment costs	1,693	45	1,738
Change in product inventory	1,751	15,869	17,620
Reclamation and other costs (8)	(637)	(978)	(1,615)
Exclusion of Nevada cash costs	—	(13,178)	(13,178)
Cash Cost, Before By-product Credits (1)	99,386	23,381	122,767
Reclamation and other costs	287	654	941
Sustaining exploration	1,493	—	1,493
Sustaining capital	24,413	1,600	26,013
AISC, Before By-product Credits (1)	125,579	25,635	151,214
By-product credits:
Silver	(285)	(635)	(920)
Total By-product credits	(285)	(635)	(920)
Cash Cost, After By-product Credits	$99,101	$22,746	$121,847
AISC, After By-product Credits	$125,294	$25,000	$150,294
Divided by ounces produced	84	32	116
Cash Cost, Before By-product Credits, per Ounce	$1,184	$736	$1,061
By-product credits per ounce	(3)	(20)	(8)
Cash Cost, After By-product Credits, per Ounce	$1,181	$716	$1,053
AISC, Before By-product Credits, per Ounce	$1,496	$807	$1,307
By-product credits per ounce	(3)	(20)	(8)
AISC, After By-product Credits, per Ounce	$1,493	$787	$1,299

In thousands (except per ounce amounts)	Nine Months Ended September 30, 2020
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization (7)	$207,554	185,241	$392,795
Depreciation, depletion and amortization (7)	(45,453)	(67,039)	(112,492)
Treatment costs	66,251	1,738	67,989
Change in product inventory	3,237	17,620	20,857
Reclamation and other costs (8)	(1,528)	(1,615)	(3,143)
Exclusion of cash costs	(38,944)	(13,178)	(52,122)
Cash Cost, Before By-product Credits (1)	191,117	122,767	313,884
Reclamation and other costs	2,707	941	3,648
Sustaining exploration	1,736	1,493	3,229
Sustaining capital	18,613	26,013	44,626
General and administrative (8)	26,263	—	26,263
AISC, Before By-product Credits (1)	240,436	151,214	391,650
By-product credits:
Zinc	(59,711)	—	(59,711)
Gold	(68,252)	—	(68,252)
Lead	(22,208)	—	(22,208)
Silver	—	(920)	(920)
Total By-product credits	(150,171)	(920)	(151,091)
Cash Cost, After By-product Credits	$40,946	$121,847	$162,793
AISC, After By-product Credits	$90,265	$150,294	$240,559
Divided by ounces produced	8,936	116
Cash Cost, Before By-product Credits, per Ounce	$21.39	$1,061
By-product credits per ounce	(16.81)	(8)
Cash Cost, After By-product Credits, per Ounce	$4.58	$1,053
AISC, Before By-product Credits, per Ounce	$26.90	$1,307
By-product credits per ounce	(16.81)	(8)
AISC, After By-product Credits, per Ounce	$10.09	$1,299

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

(2)

The unionized employees at Lucky Friday were on strike from March 2017 until January 2020, and production at Lucky Friday was limited from the start of the strike until the ramp-up was substantially completed in the fourth quarter of 2020. Costs related to ramp-up activities totaling $5.4 million, along with $6.3 million in non-cash depreciation expense, in the first nine months of 2020 have been excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

(3)

Mining at San Sebastian was completed in the third quarter of 2020, and milling was completed in the fourth quarter of 2020. Suspension-related costs at San Sebastian totaling $2.0 million for the first nine months of 2021 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

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

(6)

Production was suspended at the Hollister and Midas mines and Aurora mill in the latter part of 2019. Suspension-related costs at Nevada Operations totaling $15.0 million and $9.6 million for the first nine months of 2021 and 2020, respectively, are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

(7)

See Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for information on revisions to amounts previously reported for cost of sales and other direct production costs and depreciation, depletion and amortization.

(8)

Excludes the discretionary portion of general and administrative costs for Greens Creek, Casa Berardi and corporate of $0.4 million, $0.4 million and $1.4 million, respectively, for the third quarter and first nine months of 2020.

Financial Liquidity and Capital Resources

We have a disciplined cash management strategy of maintaining financial flexibility to execute our capital priorities and provide long-term value to our shareholders. Consistent with that strategy, we aim to maintain an acceptable level of net debt and sufficient liquidity to fund debt service costs, operations, capital development and exploration projects, while returning cash to stockholders through dividends and potential share repurchases.

At September 30, 2021, we had $190.9 million in cash and cash equivalents, of which $15.3 million was held in foreign subsidiaries' local currency that we anticipate utilizing for near-term operating, exploration or capital costs by those foreign subsidiaries. We also have USD cash and cash equivalent balances held by our foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from our U.S. operations are adequate to fund our U.S. operations and corporate activities.

Our liquid assets include (in millions):

	September 30, 2021	December 31, 2020
Cash and cash equivalents held in U.S. dollars	$175.6	$116.4
Cash and cash equivalents held in foreign currency	15.3	13.4
Total cash and cash equivalents	190.9	129.8
Marketable equity securities - current and non-current	8.0	19.3
Total cash, cash equivalents and investments	$198.9	$149.1

Cash and cash equivalents increased by $61.1 million in the first nine months of 2021. Cash held in foreign currencies represents balances in Canadian dollars and Mexican pesos, with the $1.9 million increase in the first nine months of 2021 resulting from increases in CAD held. The value of marketable equity securities decreased by $11.3 million.

On February 19, 2020, we completed an offering of Senior Notes in the total principal amount of USD$475 million. The Senior Notes are due February 15, 2028 and bear interest at a rate of 7.25% per year from the most recent payment date on which interest has been paid or provided for.  In July 2020, we agreed to issue our Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”) for CAD$50 million (approximately USD$36.8 million at the time of the transaction) in aggregate principal amount, which mature in July 2025 and bear interest at a rate of 6.515% per year. We also have a $250 million revolving credit facility, with interest payable on amounts drawn at an annual rate of between 2.25% and 4.00% over the London Interbank Offered Rate, or between 1.25% and 3.00% over an alternative base rate. There was no amount outstanding under the revolving credit facility as of September 30, 2021, with the exception of $21.0 million utilized for letters of credit. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our debt arrangements.

We continue to address the COVID-19 outbreak and face uncertainty related to the potential additional impacts it could have on our operations. It is possible that future restrictions at any of our operations could have a material adverse impact on operations or financial results beyond 2021. We have taken precautionary measures to mitigate the impact of COVID-19, including implementing revised operational plans. COVID-19 and these revised plans have had negative impacts on operations and financial results, including the impact of manpower challenges on mine sequencing at Greens Creek, resulting in lower grade material mined during the third quarter of 2021, with higher grade production being deferred to future periods. COVID-19 and the revised operational practices, as long as they are required, could continue to have an adverse impact on our operating results due to deferred production and revenues or additional costs. The impacts of COVID-19 and increasing or prolonged restrictions, if required, on our operations could require access to additional sources of liquidity, which may not be available to us. See Item 1A. Risk Factors - Natural disasters, public health crises, political crises (including COVID-19), and other catastrophic events or other events outside of our control may materially and adversely affect our business or financial results and COVID-19 virus pandemic may heighten other risks in our 2020 Form 10-K for information on how restrictions related to COVID-19 have affected some of our operations.

Pursuant to our common stock dividend policy described in Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) and Note 10 of Notes to Consolidated Financial Statements in our 2020 Form 10-K, our Board of Directors declared and paid dividends on common stock totaling $16.8 million in the first nine months of 2021 and $4.0 million in the first nine months of 2020. Our dividend policy has a silver-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. In each of May and September 2021, our Board of Directors approved an increase in our silver-linked dividend policy by 1 cent per year, and in September 2021 also approved a reduction in the minimum realized silver price threshold to $20 from $25 per ounce. We realized silver prices of $25.66, $27.14 and $23.97 in the first, second and third quarters of 2021, respectively, thus satisfying the criterion for the silver-linked dividend component of our common stock dividend policy. As a result, on May 5, 2021 and August 4, 2021, our Board of Directors declared quarterly cash dividends of 1.125 cents per share of common stock, consisting of 0.375 cent per share for the minimum dividend component and 0.75 cent per share for the silver-linked dividend component of our dividend policy, and on November 3, 2021, declared a quarterly cash dividend of 0.625 cent per share of common stock, consisting of 0.375 cent per share for the minimum dividend component and 0.25 cent per share for the silver-linked dividend component of our dividend policy. In total, dividends of $6.0 million were paid in each of June and September 2021, and $3.4 million in dividends is expected to be paid in December 2021. For illustrative purposes only, the table below summarizes potential dividend amounts under our dividend policy.

Quarterly Average Realized Silver Price ($ per ounce)	Quarterly Silver- Linked Dividend (cents per share)	Annualized Silver- Linked Dividend (cents per share)	Annualized Minimum Dividend (cents per share)	Annualized Dividends per Share: Silver- Linked and Minimum (cents per share)
$20	0.25	1	1.5	2.5
$25	1	4	1.5	5.5
$30	1.5	6	1.5	7.5
$35	2.5	10	1.5	11.5
$40	3.5	14	1.5	15.5
$45	4.5	18	1.5	19.5
$50	5.5	22	1.5	23.5

The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

Pursuant to our stock repurchase program described in Note 10 of Notes to Consolidated Financial Statements in our 2020 Form 10-K, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time.  Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of September 30, 2021 and December 31, 2020, 934,100 shares had been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program.  We have not repurchased any shares since June 2014. The closing price of our common stock at November 2, 2021, was $5.87 per share.

Pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents in “at-the-market” (ATM) offerings. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any shares issued under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. No shares have been sold under the agreement as of September 30, 2021.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability of our revolving credit facility, we believe we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes and IQ Notes; principal and interest payments under our revolving credit facility; deferral of revenues, care-and-maintenance and other costs related to addressing the impacts of COVID-19 on our operations; capital expenditures at our operations; potential acquisitions of other mining companies or properties; regulatory matters; litigation; potential repurchases of our common stock under the program described above; and payment of dividends on common stock, if declared by our board of directors. We currently estimate a total of approximately $120 million will be spent in 2021 on capital expenditures, primarily for equipment, infrastructure, and development at our mines, including $75.2 million already incurred as of September 30, 2021 and excluding $9.1 million for the acquisition of royalty interests and land at our operations.  We also estimate exploration and pre-development expenditures will total approximately $48.5 million in 2021, including $35.0 million already incurred as of September 30, 2021. Our expenditures for these items and our related plans for 2021 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility, and other factors. A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans.

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash provided by operating activities (in millions)	$167.0	$115.9

Cash provided by operating activities in the first nine months of 2021 increased by $51.1 million compared to the same period in 2020 due to higher net income, as adjusted for non-cash items, and lower product inventory, partially offset by  lower accounts payable and accruals for incentive compensation.

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash used in investing activities (in millions)	$(78.0)	$(55.7)

During the first nine months of 2021, we invested $80.2 million in capital expenditures, including $9.1 million for acquisition of royalty interests and land at our operations and excluding $4.0 million in non-cash capital lease additions, an increase of $25.8 million compared to the same period in 2020. The variance was primarily due to increased spending at Casa Berardi and Lucky Friday.  We recognized proceeds from the exchange of investments in the first nine months of 2021 and purchased marketable equity securities having a cost basis of $1.7 million during the first nine months of 2020.

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash used in financing activities (in millions)	$(27.4)	$(22.0)

In the first nine months of 2020, we received $469.5 million and $27.6 million in net proceeds from the issuance of our Senior Notes and IQ Notes, respectively, drew $210.0 million on our revolving credit facility, and had debt repayments of $506.5 million for redemption of our 2021 Notes and $210.0 million for our revolving credit facility. We had no borrowings or repayments of debt during the first nine months of 2021. During the first nine months of 2021 and 2020, we paid cash dividends on our common stock totaling $16.8 million and $4.0 million, respectively, and cash dividends of $0.4 million on our Series B Preferred Stock in each of those periods, with the increase in common dividends resulting from higher realized silver prices and amendments to our dividend policy discussed above. We made repayments on our capital leases of $5.6 million and $4.2 million in the nine-month periods ended September 30, 2021 and 2020, respectively. We acquired treasury shares for $4.5 million and $2.7 million in the first nine months of 2021 and 2020, respectively, as a result of employees' elections to utilize net share settlement to satisfy their tax withholding obligations related to incentive compensation paid in stock and vesting of restricted stock units.

The effect of changes in foreign exchange rates resulted in a $0.5 million decrease in cash and cash equivalents in the first nine months of 2021 compared to a decrease of $1.9 million in the first nine months of 2020, with the variance due to strengthening of the CAD and MXN relative to the USD in 2021.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, IQ Notes, revolving credit facility, outstanding purchase orders, certain capital expenditures and lease arrangements as of September 30, 2021 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations (1)	$19,291	$—	$—	$—	$19,291
Contractual obligations (2)	664	—	—	—	664
Finance lease commitments (3)	6,336	7,903	855	—	15,094
Operating lease commitments (4)	3,166	3,627	1,057	1,953	9,803
Supplemental executive retirement plan (5)	759	1,789	2,833	6,249	11,630
Revolving credit facility (6)	1,717	612	—	—	2,329
Senior Notes (7)	34,438	68,876	68,876	522,349	694,539
IQ Notes (8)	2,467	4,934	39,768	—	47,169
Total contractual cash obligations	$68,838	$87,741	$113,389	$530,551	$800,519

(1)

Consists of open purchase orders of approximately $5.5 million at the Greens Creek unit, $8.5 million at the Lucky Friday unit, $0.5 million at the Casa Berardi unit and $4.7 million at the Nevada Operations unit.

(2)	As of September 30, 2021, we were committed to approximately $0.7 million for various items at Greens Creek.

(3)

Includes scheduled finance lease payments of $14.1 million, $0.9 million and $0.1 million (including interest), respectively, for equipment at our Greens Creek, Casa Berardi and Nevada Operations units.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

(5)

We sponsor defined benefit pension plans covering substantially all U.S. employees and provide certain post-retirement benefits for qualifying retired employees, along with a supplemental executive retirement plan (“SERP”). These amounts represent our estimate of the future benefit payment requirements for the next 10 years for the SERP as of September 30, 2021. However, in January 2021, we contributed $16.8 million in shares of our common stock to the SERP in order to fund future benefit payments.  We believe we will have future funding requirements related to our defined benefit pension plans and benefit payment obligations for the SERP beyond 10 years; however, such funding requirements are not fixed in nature and are difficult to estimate, as they involve significant assumptions. See Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

(6)

We have a $250 million revolving credit agreement under which we are required to pay a standby fee of between 0.5625% and 1.00% per annum on undrawn amounts and interest of between 2.25% and 4.00% over the London Interbank Offered Rate or between 1.25% and 3.00% over an alternative base rate on drawn amounts under the revolving credit agreement. We had $21.0 million in letters of credit outstanding as of September 30, 2021. The amounts in the table above assume no additional amounts will be drawn in future periods, and include only the standby fee on the current undrawn balance. For more information on our credit facility, see Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited).

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

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At September 30, 2021, our liabilities for these matters totaled $119.7 million.  Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At September 30, 2021, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Guarantor Subsidiaries

Presented below are Hecla’s unaudited interim condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of Hecla’s subsidiaries of the Senior Notes and IQ Notes (see Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information). The Guarantors consist of the following of Hecla’s 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Hecla Montana, Inc.; Revett Silver Company; RC Resources, Inc.; Troy Mine Inc.; Revett Exploration, Inc.; Revett Holdings, Inc.; Mines Management, Inc.; Newhi, Inc.; Montanore Minerals Corp.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; Hecla Juneau Mining Company; Klondex Holdings Inc.; Klondex Gold & Silver Mining Co.; Klondex Midas Holdings Limited; Klondex Aurora Mine Inc.; Klondex Hollister Mine Inc; and Hecla Quebec, Inc. We completed the offering of the Senior Notes on February 19, 2020 under our shelf registration statement previously filed with the SEC. We issued the IQ Notes in four equal tranches between July and October 2020.

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

•

Capital contributions. Certain of Hecla’s subsidiaries do not generate cash flow, either at all or that is sufficient to meet their capital needs, and their cash requirements are routinely met with inter-company advances from their parent companies. Generally on an annual basis, when not otherwise intended as debt, the boards of directors of such parent companies declare contributions of capital to their subsidiary companies, which increase the parents' investment and the subsidiaries' additional paid-in capital. In consolidation, investments in subsidiaries and related additional paid-in capital are eliminated.

•

Debt.  At times, inter-company debt agreements have been established between certain of Hecla’s subsidiaries and their parents. The related debt liability and receivable balances, accrued interest expense (if any) and income activity (if any), and payments of principal and accrued interest amounts (if any) by the subsidiary companies to their parents are eliminated in consolidation.

•

Dividends.  Certain of Hecla’s subsidiaries which generate cash flow routinely provide cash to their parent companies through inter-company transfers. On at least an annual basis, the boards of directors of such subsidiary companies declare dividends to their parent companies, which reduces the subsidiaries' retained earnings and increases the parents' dividend income. In consolidation, such activity is eliminated.

•

Deferred taxes. Our ability to realize deferred tax assets and liabilities is considered for two consolidated tax groups of subsidiaries within the United States: The Nevada U.S. Group and the Hecla U.S. Group. Within each tax group, all subsidiaries' estimated future taxable income contributes to the ability of their tax group to realize all such assets and liabilities. However, when Hecla’s subsidiaries are viewed independently, we use the separate return method to assess the realizability of each subsidiary’s deferred tax assets and whether a valuation allowance is required against such deferred tax assets. In some instances, a parent company or subsidiary may possess deferred tax assets whose realization depends on the future taxable incomes of other subsidiaries on a consolidated-return basis, but would not be considered realizable if such parent or subsidiary filed on a separate stand-alone basis. In such a situation, a valuation allowance is assessed on that subsidiary’s deferred tax assets, with the resulting adjustment reported in the eliminations column of the guarantor and parent’s financial statements, as is the case in the unaudited interim financial statements set forth below. The separate return method can result in significant eliminations of deferred tax assets and liabilities and related income tax provisions and benefits. Non-current deferred tax asset balances are included in other non-current assets on the consolidating balance sheets and make up a large portion of that item, particularly for the guarantor balances.

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

Unaudited Interim Condensed Consolidating Balance Sheets

	As of September 30, 2021
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$138,350	$29,737	$22,817	$—	$190,904
Other current assets	6,616	111,247	1,513	—	119,376
Properties, plants, equipment and mineral interests - net	1,913	2,320,850	8,255	—	2,331,018
Intercompany receivable (payable)	(458,892)	443,348	274,212	(258,668)	—
Investments in subsidiaries	2,589,521	—	—	(2,589,521)	—
Other non-current assets	305,478	19,943	(122,676)	(169,626)	33,119
Total assets	$2,582,986	$2,925,125	$184,121	$(3,017,815)	$2,674,417
Liabilities and Shareholders' Equity
Current liabilities	$291,220	$227,627	$1,881	$(394,546)	$126,182
Long-term debt	507,712	14,228	132	—	522,072
Non-current portion of accrued reclamation	—	103,400	5,270	—	108,670
Non-current deferred tax liability	15,808	160,690	—	(33,748)	142,750
Other non-current liabilities	25,271	5,793	704	—	31,768
Shareholders' equity	1,742,975	2,413,387	176,134	(2,589,521)	1,742,975
Total liabilities and shareholders' equity	$2,582,986	$2,925,125	$184,121	$(3,017,815)	$2,674,417

Unaudited Interim Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2021
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$4,950	$188,607	$3	$—	$193,560
Cost of sales	1,481	(114,022)	(1)	—	(112,542)
Depreciation, depletion, amortization	—	(45,790)	—	—	(45,790)
General and administrative	(3,334)	(5,077)	(463)	—	(8,874)
Exploration and pre-development	—	(14,651)	(2,457)	—	(17,108)
Loss on derivative contracts	12,148	—	—	—	12,148
Equity in earnings of subsidiaries	(13,806)	—	—	13,806	—
Other (expense) income	(7,028)	(3,619)	(9,324)	(6,935)	(26,906)
Income (loss) before income taxes	(5,589)	5,448	(12,242)	6,871	(5,512)
(Provision) benefit from income taxes	4,610	(8,504)	1,492	6,935	4,533
Net income (loss)	(979)	(3,056)	(10,750)	13,806	(979)
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common shareholders	(1,117)	(3,056)	(10,750)	13,806	(1,117)
Net income (loss)	(979)	(3,056)	(10,750)	13,806	(979)
Changes in comprehensive income (loss)	(6,267)	—	—	—	(6,267)
Comprehensive income (loss)	$(7,246)	$(3,056)	$(10,750)	$13,806	$(7,246)

	Nine Months Ended September 30, 2021
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$4,477	$617,742	$176	$—	$622,395
Cost of sales	3,452	(322,260)	(109)	—	(318,917)
Depreciation, depletion, amortization	—	(138,918)	—	—	(138,918)
General and administrative	(13,083)	(14,324)	(578)	—	(27,985)
Exploration and pre-development	(14)	(30,770)	(4,255)	—	(35,039)
Loss on derivative contracts	(4,692)	—	—	—	(4,692)
Equity in earnings of subsidiaries	20,057	—	—	(20,057)	—
Other (expense) income	11,779	(42,867)	(15,513)	(30,947)	(77,548)
Income (loss) before income taxes	21,976	68,603	(20,279)	(51,004)	19,296
(Provision) benefit from income taxes	1,244	(30,410)	2,143	30,947	3,924
Net income (loss)	23,220	38,193	(18,136)	(20,057)	23,220
Preferred stock dividends	(414)	—	—	—	(414)
Income (loss) applicable to common shareholders	22,806	38,193	(18,136)	(20,057)	22,806
Net income (loss)	23,220	38,193	(18,136)	(20,057)	23,220
Changes in comprehensive income (loss)	(2,815)	—	—	—	(2,815)
Comprehensive income (loss)	$20,405	$38,193	$(18,136)	$(20,057)	$20,405

Unaudited Interim Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2021
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$513,050	$222,828	$(23,055)	$(545,841)	$166,982
Cash flows from investing activities:
Additions to properties, plants, equipment and mineral interests	—	(80,207)	(3)		(80,210)
Other investing activities, net	(850,032)	2,330	44	849,831	2,173
Cash flows from financing activities:
Dividends paid to shareholders	(17,169)	—	—		(17,169)
Payments on debt	—	(5,598)	—		(5,598)
Other financing activity, net	403,245	(120,578)	16,690	(303,990)	(4,633)
Effect of exchange rates on cash	—	(440)	(31)	—	(471)
Changes in cash, cash equivalents and restricted cash and cash equivalents	49,094	18,335	(6,355)	—	61,074
Beginning cash, cash equivalents and restricted cash and cash equivalents	89,256	12,455	29,172	—	130,883
Ending cash, cash equivalents and restricted cash and cash equivalents	$138,350	$30,790	$22,817	$—	$191,957

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our exposure to market risks and risk management activities includes forward-looking statements that involve risks and uncertainties, as well as summarizes the financial instruments held by us at September 30, 2021, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Item 1A. – Risk Factors of our 2020 Form 10-K).

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

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when all performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our 2020 Form 10-K).  At September 30, 2021, metals contained in concentrate sales and exposed to future price changes totaled 1.5 million ounces of silver, 3,902 ounces of gold, 11,904 tons of zinc, and 6,096 tons of lead.  If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $8.3 million.  As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited), we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

Commodity-Price Risk Management

See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2020 Form 10-K for a description of our commodity-price risk management program.

Foreign Currency Risk Management

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates between the USD and the CAD and MXN, respectively. We have determined the functional currency for our Canadian and Mexican operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD and MXN to USD are recorded to earnings each period. For the nine months ended September 30, 2021 and 2020, we recognized net foreign exchange gains of $24 thousand and $1.2 million, respectively. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at September 30, 2021 would have resulted in a change of approximately $11.1 million in our net foreign exchange gain or loss. A 10% change in the exchange rate between the USD and MXN from the rate at September 30, 2021 would have resulted in a change of approximately $0.1 million in our net foreign exchange gain or loss. We do not hedge the remeasurement of monetary assets and liabilities. We do hedge some of our operating and capital costs denominated in foreign currency.

See Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) and Note 11 of Notes to Consolidated Financial Statements in our 2020 Form 10-K for a description of our foreign currency risk management.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective, as of September 30, 2021, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

Part II - Other Information

Item 1.    Legal Proceedings

For information concerning certain legal proceedings, refer to Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited), which is incorporated by reference into this Item 1. In addition, Hecla Mining Company’s subsidiary Hecla Limited and its subsidiary CoCa Mines Inc. ("CoCa"), and CoCa’s subsidiary Creede Resources, Inc. (collectively, the “Subsidiaries”) settled a lawsuit in Mineral County, Colorado (previously discussed in our prior filings, including our quarterly report on Form 10-Q for the quarter ended June 30, 2020) involving a claim of breach of contract for failure to indemnify a potentially responsible party for its liability to the United States under CERCLA at a Superfund site in Colorado. In exchange for the payment of $6.45 million, the Subsidiaries were granted a full release with respect to the claims made in the lawsuit, which was dismissed, with prejudice, on September 7, 2021.

Item 1A.    Risk Factors

Item 1A. – Risk Factors of our 2020 Form 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Securities and Use of Proceeds

On September 22, 2021, we issued 100,000 unregistered shares of our common stock to the Lucky Friday Pension Plan Trust and 900,000 shares to the Hecla Mining Company Retirement Plan Trust in private placements in order to fund those defined benefit pension plans. The private placements were exempt from registration under the Securities Act of 1933 pursuant to section 4(a)(2) of that Act. The shares were subsequently registered for resale on a registration statement on Form S-3 filed with the SEC on November 3, 2021. We did not receive any cash proceeds from the issuance of the shares. The shares had a value of approximately $5.5 million at the time of issuance.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this Quarterly Report.

Item 6.    Exhibits

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – September 30, 2021

Index to Exhibits

3.1	Bylaws of the Registrant, as amended August 21, 2021. Filed as exhibit 3.2 to Registrant’s Current Report Form 8-K filed on August 23, 2021 (File No. 1-8491) and incorporated herein by reference.

4.1

Registration Rights Agreement, dated as of September 22, 2021, among Hecla Mining Company, as Issuer, and the Hecla Mining Company Retirement Plan Trust, which is the funding vehicle for the Hecla Mining Company Retirement Plan, a tax-qualified employee benefit pension plan sponsored by Hecla Mining Company, and the Lucky Friday Pension Plan Trust, which is the funding vehicle for the Lucky Friday Pension Plan. *

10.1	Hecla Mining Company 2010 Stock Incentive Plan (Amended and Restated as of August 21, 2021). *

10.2

Form of Indemnification Agreement dated July 1, 2021, between Registrant and Kurt Allen, incorporated by reference to exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491). (1)

10.3

Form of Change in Control Agreement dated July 1, 2021, between Registrant and Kurt Allen, incorporated by reference to exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2015 (File No. 1-8491). (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1

Contribution Agreement, dated as of September 22, 2021, among Hecla Mining Company, as sponsor of the Hecla Mining Company Retirement Plan, the Retirement Committee, as the named fiduciary of the Hecla Mining Company Retirement Plan, and U.S. Bank National Association, as trustee of the Hecla Mining Company Retirement Plan Trust. *

99.2

Contribution Agreement, dated as of September 22, 2021, among Hecla Mining Company, Hecla Limited as sponsor of the Lucky Friday Pension Plan, the Pension Committee, as the named fiduciary of the Lucky Friday Pension Plan, and U.S. Bank National Association, as trustee of the Hecla Mining Company Retirement Plan Trust. *

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

HECLA MINING COMPANY
(Registrant)

Date:	November 4, 2021	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	November 4, 2021	By:	/s/ Russell D. Lawlar
Russell D. Lawlar, Senior Vice President,
Chief Financial Officer and Treasurer