Form 10-K
period 2021-12-31
HECLA MINING CO/DE/
filed 2022-02-23
CIK 719413

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

Form 10-K

____________________

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates was $3,959,657,057 as of June 30, 2021. There were 536,822,656 shares of the registrant’s Common Stock outstanding as of June 30, 2021, and 538,352,111 shares outstanding as of February 17, 2022.

Documents incorporated by reference herein:

To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 2022 Annual Meeting of Shareholders of the registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the registrant’s 2021 fiscal year, is incorporated herein by reference. See Part III.

TABLE OF CONTENTS

Special Note on Forward-Looking Statements	1
Risk Factors Summary	1
PART I	3
Item 1. Business	3
Introduction	3
Products and Segments	5
Governmental Regulation	6
Physical Assets	7
Human Capital Management	7
Available Information	9
Item 1A. Risk Factors	9
Item 1B. Unresolved Staff Comments	36
Item 2. Properties	36
Summary	37
Greens Creek	43
Lucky Friday	47
Casa Berardi	53
Internal Controls	56
Item 3. Legal Proceedings	57
Item 4. Mine Safety Disclosures	57
PART II	58
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	58
Item 6. Reserved	60
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	60
Overview	60
Results of Operations	63
Greens Creek	68
Lucky Friday	70
Casa Berardi	72
Nevada Operations	74
Corporate Matters	75
Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)	76
Reconciliation of Cash Provided by Operating Activities (GAAP) to Free Cash Flow (non-GAAP)	86
Financial Liquidity and Capital Resources	86
Contractual Obligations and Contingent Liabilities and Commitments	90
Critical Accounting Estimates	91
New Accounting Pronouncements	94
Guarantor Subsidiaries	94
Forward-Looking Statements	97
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	97
Provisional Sales	98
Commodity-Price Risk Management	98
Foreign Currency	99

i

i

Special Note on Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” and are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Our forward-looking statements include our current expectations and projections about future production, results, performance, prospects and opportunities, including reserves and resources. We have tried to identify these forward-looking statements by using words such as “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “could,” “intend,” “plan,” “estimate,” “project” and similar expressions. These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual production, results, performance, prospects or opportunities, including reserves and resources, to differ materially from those expressed in, or implied by, these forward-looking statements.

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

•

An extended decline in metals prices, an increase in operating or capital costs, mine accidents or closures, increasing regulatory obligations, or our inability to convert resources or exploration targets to reserves may cause us to record write-downs, which could negatively impact our results of operations.

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

Operation, Climate, Development, Exploration and Acquisition Risks

•

Natural disasters, public health crises (including COVID-19), political crises, and other catastrophic events or other events outside of our control may materially and adversely affect our business or financial results.

•	The COVID-19 virus pandemic may heighten other risks.

•	Climate change could negatively impact our operations and financial performance.

•

Mining accidents or other adverse events at an operation could decrease our anticipated production or otherwise adversely affect our operations. Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

•

Efforts to expand the finite lives of our mines may not be successful or could result in significant demands on our liquidity, and our costs of development of new orebodies and other capital costs may be higher than estimated. Our ore reserve and resource estimates may be imprecise.

•

Our ability to market our metals production depends on the availability of smelters and/or refining facilities, and our operations and financial results may be affected by the disruptions or unavailability of such facilities. Shortages of critical parts and equipment may adversely affect our development projects.

•	We derive a significant amount of revenue from a relatively small number of customers.

•	Certain of our mines and exploration properties are located on land that is or may become subject to competing title claims and/or claims of cultural significance.

•	We may be subject to a number of unanticipated risks related to inadequate infrastructure.

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

•	The issues we have faced at our Nevada Operations could require us to write-down the associated long-lived assets. We could face similar issues at our other operations.

•	We face risks relating to transporting our products from our mines, as well as transporting employees and materials at Greens Creek.

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

•

Our existing stockholders are effectively subordinated to the holders of our 7.25% Senior Notes due February 15, 2028 (“Senior Notes”). Our Senior Notes and the guarantees thereof are effectively subordinated to any of our and our guarantors’ secured indebtedness to the extent of the value of the collateral securing that indebtedness. Our Senior Notes are structurally subordinated to all liabilities of our non-guarantor subsidiaries.

•	The provisions in our certificate of incorporation, our by-laws and Delaware law could delay or deter tender offers or takeover attempts. The terms of our debt impose restrictions on our operations.

PART I

Item 1. Business

For information regarding the organization of our business segments and our significant customers, see Note 4 of Notes to Consolidated Financial Statements.

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

The silver, zinc and precious metals concentrates and carbon material we produce are sold to custom smelters, metal traders and third-party processors, and the unrefined doré we produce is sold to refiners or further refined before sale of the metals to traders.  We are organized and managed in four segments that encompass our operating mines and significant assets being Greens Creek, Lucky Friday, Casa Berardi and the Nevada Operations.

Our current business strategy is to focus our financial and human capital in the following areas:

•	Rapidly responding to the threats from the COVID-19 pandemic to protect our workforce, operations and communities while maintaining liquidity.

•	Operating our properties safely, in an environmentally responsible, and cost-effective manner.

•

Maintaining and investing in exploration and pre-development projects in the vicinities of eleven mining districts and projects we believe to be under-explored and under-invested: Greens Creek on Alaska's Admiralty Island located near Juneau; North Idaho's Silver Valley in the historic Coeur d'Alene Mining District; the silver-producing district near Durango, Mexico; in the vicinity of our Casa Berardi mine and the Heva-Hosco project in the Abitibi region of northwestern Quebec, Canada; our projects located in two districts in Nevada; our projects in northwestern Montana; the Creede district of southwestern Colorado; the Kinskuch project in British Columbia, Canada; and the Republic mining district in Washington state.

•	Improving operations at each of our mines, which includes incurring costs for new technologies and equipment.

•	Expanding our proven and probable reserves, minerals resources and production capacity at our properties.

•	Conducting our business with financial stewardship to preserve our financial position in varying metals price and operational environments.

•	Advancing permitting of one or both of our Montana projects.

•	Continuing to seek opportunities to acquire and invest in mining and exploration properties and companies.

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

	2021	2020	2019
Silver (per oz.):
Realized average	$25.24	$21.15	$16.65
Market average	$25.17	$20.51	$16.20
Market high	$28.48	$28.89	$19.31
Market low	$21.53	$12.01	$14.38
Gold (per oz.):
Realized average	$1,796	$1,757	$1,413
Market average	$1,800	$1,770	$1,392
Market high	$1,940	$2,067	$1,546
Market low	$1,684	$1,474	$1,270
Lead (per lb.):
Realized average	$1.03	$0.84	$0.91
Market average	$1.00	$0.83	$0.91
Market high	$1.14	$0.96	$1.03
Market low	$0.86	$0.72	$0.80
Zinc (per lb.):
Realized average	$1.44	$1.03	$1.14
Market average	$1.36	$1.03	$1.16
Market high	$1.73	$1.29	$1.37
Market low	$1.15	$0.80	$1.00

Our results of operations are significantly impacted by fluctuations in the prices of silver, gold, lead and zinc, which are affected by numerous factors beyond our control.  See Item 1A. Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us for information on a number of the factors that can impact prices of the metals we produce.  Our average realized prices for silver, gold, lead and zinc were higher in 2021 compared to 2020 and 2019.  Market metal price trends are a significant factor in our operating and financial performance.  We are unable to predict fluctuations in prices for metals and have limited control over the timing of our concentrate shipments which impacts our realized prices. However, we utilize financially-settled forward contracts for the metals we produce with the objective of managing the exposure to changes in prices of those metals contained in our concentrate shipments between the time of sale and final settlement.  In addition, at times we utilize a similar program to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.  See Note 10 of Notes to Consolidated Financial Statements for more information on our base and precious metal forward contract programs.

A comprehensive discussion of our financial results for the years ended December 31, 2021, 2020 and 2019, individual operation performance and other significant items can be found in Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, as well as the Consolidated Financial Statements and Notes thereto.

Products and Segments

Our segments are differentiated by geographic region. We produce zinc, silver and precious metals flotation concentrates at Greens Creek and silver and zinc flotation concentrates at Lucky Friday, each of which we sell to custom smelters and metal traders. The flotation concentrates produced at Greens Creek and Lucky Friday contain payable silver, zinc and lead, and at Greens Creek they also contain payable gold. At Greens Creek, we also produce gravity concentrate containing payable silver, gold and lead. Unrefined bullion (doré) is produced from the gravity concentrate by a third-party processor, and shipped to a refiner before sale of the metals to precious metal traders. We also produce unrefined gold and silver bullion bars (doré), loaded carbon and precipitates at Casa Berardi and the Nevada Operations, which are shipped to refiners before sale of the metals to precious metal traders. At times, we sell loaded carbon and precipitates directly to refiners. Payable metals are those included in our products which we are paid for by smelters, metal traders and refiners. Our segments as of December 31, 2021 included:

•

Greens Creek located on Admiralty Island, near Juneau, Alaska. Greens Creek is 100% owned and has been in production since 1989, with a temporary care and maintenance period from April 1993 through July 1996.

•

Lucky Friday located in northern Idaho. Lucky Friday is 100% owned and has been a producing mine for us since 1958. Unionized employees at Lucky Friday were on strike from mid-March 2017 until early January 2020, resulting in limited production during that time. Re-staffing of the mine and ramp-up activities were substantially completed, and the mine returned to full production in the fourth quarter of 2020.

•	Casa Berardi located in the Abitibi region of northwestern Quebec, Canada. Casa Berardi is 100% owned and has been in production since late 2006.

•

The Nevada Operations located in northern Nevada. Nevada Operations is 100% owned and consists of four land packages in northern Nevada totaling approximately 110 square miles and containing three previously-operating mines with a history of high-grade gold production: Fire Creek, Hollister and Midas. As discussed in Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Nevada Operations, in the second quarter of 2019, we ceased development to access new production areas at our Nevada Operations until completion of studies and test work, including the results of the mining and processing of a bulk sample of refractory ore through a third party ore processing agreement in the first nine months of 2021, resulting in, among other changes, suspension of production in the second half of 2021.

San Sebastian in Mexico was also considered a segment prior to 2021. Production ceased in the fourth quarter of 2020, and exploration activities are currently ongoing. San Sebastian's activity for all periods presented in this Annual Report on Form 10-K is included in "other".

The contributions to our consolidated sales by our operations in 2021 were 48% from Greens Creek, 30% from Casa Berardi, 16% from Lucky Friday and 6% from Nevada Operations.

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

Environmental

Our operations are subject to various environmental laws and regulations at the federal and state/provincial level. Compliance with environmental regulations, and litigation based on environmental laws and regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities. Mine closure and reclamation regulations impose substantial costs on our operations and include requirements that we provide financial assurance supporting those obligations. We have over $180 million of financial assurances, primarily in the form of surety bonds, for reclamation company-wide. We anticipate approximately $6 million in expenditures in 2022 for idle property management and environmental permit compliance. We also plan to invest approximately $2 million in 2022 in on-going reclamation works at the former Troy Mine in Montana; the projected remaining cost for reclamation at the site is included in our accrued reclamation and closure costs liability. See Item 1A. Risk Factors – We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law; Our operations are subject to complex, evolving and increasingly stringent environmental laws and regulations; Compliance with environmental regulations, and litigation based on such regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities; Our environmental and asset retirement obligations may exceed the provisions we have made; and New federal and state laws, regulations and initiatives could impact our operations.

Licenses, Permits and Claims/Concessions

We are required to obtain various licenses and permits to operate our mines and conduct exploration and reclamation activities. See Item 1A. Risk Factors – We are required to obtain governmental permits and other approvals in order to conduct mining operations. Targets at our San Sebastian exploration project in Mexico, our exploration targets and Hatter Graben project in Nevada, the Rock Creek and Montanore exploration projects in Montana, and our planned open pits at Casa Berardi can only be developed if we are successful in obtaining the necessary permits. In Montana, letters withdrawing from consideration the current Plan of Operations for each of the Rock Creek and Montanore projects were recently submitted to the United States Forest Service ("USFS"). These actions reflect the consolidated project ownership and new ideas that Hecla brings rather than the separate ownership and ineffective strategies of the projects’ prior owners. The Company intends to submit a new Plan of Operations for the Montanore site that will be limited to evaluation activities only. If approved and subsequent data collection and analysis activities suggest development of a mine is feasible, then it is anticipated that a new Plan of Operations for construction and development at Montanore would be submitted for approval. While no activities beyond care and maintenance are currently proposed for Rock Creek, mineral and other property rights there should not be impacted. See Item 1A. Risk Factors – We are required to obtain governmental permits and other approvals in order to conduct mining operations and Legal challenges could prevent the Rock Creek or Montanore projects from ever being developed. In addition, our operations and exploration activities at Casa Berardi and San Sebastian are conducted pursuant to claims or concessions granted by the host government, and otherwise are subject to claims renewal and minimum work commitment requirements, which are subject to certain political risks associated with foreign operations. See Item 1A. Risk Factors – Our foreign activities are subject to additional inherent risks.

Taxes and Royalties

We are subject to various taxes and government royalties in the jurisdictions where we operate, including those specific to mining activities. These include: federal income taxes; state/provincial income taxes; county/city and bureau property taxes and sales and use tax in the U.S.; goods and services tax in Canada; value added tax in Mexico; mining-specific taxes in Alaska, Idaho, Nevada and Quebec; and mining royalties in Alaska, Nevada and Mexico. Accrual and payment of taxes and accounting for deferred taxes can involve significant estimates and assumptions and can have a material impact on our consolidated financial statements. Tax rates and the calculations of taxes can change significantly and are influenced by changes in political administrations and other factors. See Item 1A. Risk Factors – Our accounting and other estimates may be imprecise; Our ability to recognize the benefits of deferred tax assets related to net operating loss carryforwards and other items is dependent on future cash flows and taxable income; Our foreign activities are subject to additional inherent risks; and We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law. Also, see Note 7 of Notes to Consolidated Financial Statements for more information on income taxes.

Physical Assets

Our business is capital intensive and requires ongoing capital investment for the replacement, modernization and expansion of equipment and facilities and to develop new ore reserves. At December 31, 2021, the book value of our properties, plants, equipment and mineral interests, net of accumulated depreciation, was approximately $2.3 billion.  For more information see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. We maintain insurance policies against property loss and business interruption.  However, such insurance contains exclusions and limitations on coverage, and there can be no assurance that claims would be paid under such insurance policies in connection with a particular event.  See Item 1A. Risk Factors – Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

Human Capital Management

As of December 31, 2021, we employed approximately 1,650 people, of which approximately 950 were employed in the United States, 650 in Canada, and 50 in Mexico. The vast majority of our employees are full-time. Approximately 15% of our employees were covered by a collective bargaining agreement.

One of our greatest resources is our people, with the attraction, development and retention of talent critical to delivering our business strategy. Key areas of focus for us include:

Health and Safety

The safety and health of our employees is of paramount importance. We invest in effective ways to operate our mines more safely. Our goal is to achieve world-class safety and health performance by promoting a deeply rooted value-based culture of safety and utilizing technology and innovation to continually improve the safety at our operations. We know that instilling the behavior of safety awareness is fundamental to making our workplace as safe as possible. Therefore, we invest in our people with training and workforce development programs that focus on safety first. All employees receive training that complies with or exceeds the applicable safety and health regulations as set by the governing body in the jurisdiction in which each operation is located. As part of our commitment to safety, we track a variety of safety performance indicators, including injuries, near misses, observations, and equipment damages. Our goal is to reduce safety incidents. Our All Injury Frequency Rate (“AIFR”) is calculated as the number of incidents in the period multiplied by 200,000 hours and divided by the number of hours worked in the period. Company-wide, our AIFR dropped by 77% from 2014 to 1.22 in 2020, which was the lowest in our company's history and 46% below the U.S. national average for MSHA's “metal and nonmetal” category. In 2021, our AIFR increased to 1.45; however, that rate was still 40% below the U.S. national average.

During fiscal year 2020, we launched a proactive response to the escalating COVID-19 outbreak and temporarily suspended operations at our Casa Berardi mine, starting at the end of March, and at our San Sebastian mine, in early April, due to government mandated closures. Those sites returned to full operations in mid-April and early-May, respectively. To mitigate the impact of COVID-19, we have taken precautionary measures, including implementing very detailed corporate and site-specific plans in February and early March 2020. Our plans included being flexible and quickly adapting to changing circumstances and government mandates. Even before mining was deemed an essential industry in the United States, we implemented procedures and policies to help keep our workers safe and ensure our supply chain, such as limiting site access, adopting social distancing, enhanced cleaning practices, implementing temperature testing, and quarantining protocols. We also commenced remote work protocols for those employees who wished to work remotely and could effectively do so. We took these actions to secure the safety of our employees, our vendors, and the communities in which our team members live and work, and to adhere to Centers for Disease Control recommendations. During 2021, we continued to operate under our COVID-19 mitigation plans, while adjusting our protocols to address developments throughout the year.

Compensation and Benefits

We are often among the largest private-sector employers in the communities in which we operate. We strive to provide a compensation and benefits package that succeeds in attracting, motivating, and retaining employees. For many decades, we have been at the forefront of offering competitive wages and among the highest valued benefits in the communities where we operate. These competitive wage and benefit packages have been key to the strong retention of our employees. In addition to competitive base wages, we offer retirement benefits, health insurance benefits, incentive plans, and paid time off. We believe our retirement benefits in particular, which include both defined benefit and defined contribution plans for U.S.-based employees, set us apart from many other employers.

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

Annual employee surveys are conducted to gauge employee concerns and morale. The results of the surveys, and any responsive measures, are shared with our board of directors. Strategic talent reviews and succession planning reviews are conducted periodically across all business areas, and our training programs are adapted accordingly. The Chief Executive Officer (“CEO”), senior level company leadership and board of directors regularly review top talent across the organization. Creating more opportunities for minorities, including women and indigenous people, are among our priorities for employee development. We also strive to maintain an inclusive workplace, and provide periodic training to employees to help meet that goal. Our employees are required to abide by our Code of Conduct, which is provided to employees upon being hired and annually, and is available on our website, to promote the conduct of our business in a consistently legal and ethical manner. Among other provisions, the Code of Conduct reflects that it is our policy and practice not to discriminate against any employee because of race, color, religion, national origin, sex, sexual orientation, gender identity or expression, age, or physical or other disability. We expect our leaders to set the example by being positive role models and good mentors for our employees.

We employ our Senior Vice President - Chief Administrative Officer who is responsible for developing and executing our human capital strategy. The position is an executive-level position to reflect the priority we place on utilizing our human capital resources to meet our business strategy.

Available Information

Hecla Mining Company is a Delaware corporation. Our current holding company structure dates from the incorporation of Hecla Mining Company in 2006 and the renaming of our subsidiary (previously Hecla Mining Company) as Hecla Limited. Our principal executive offices are located at 6500 N. Mineral Drive, Suite 200, Coeur d’Alene, Idaho 83815-9408. Our telephone number is (208) 769-4100. Our web site address is www.hecla-mining.com. We file our annual, quarterly and current reports and any amendments to these reports with the SEC, copies of which are available on our website or from the SEC free of charge (www.sec.gov or 800-SEC-0330). Our restated certificate of incorporation, bylaws, charters of our audit, compensation, and governance and social responsibility committees, as well as our Code of Ethics for the Chief Executive Officer and Senior Financial Officers and our Code of Conduct, are also available on our website. In addition, any amendments to our Code of Ethics or waivers granted to our directors and executive officers will be posted on our website. Each of these documents may be periodically revised, so you are encouraged to visit our website for any updated terms. We will provide copies of these materials to stockholders upon request using the above-listed contact information, directed to the attention of Investor Relations, or via e-mail request sent to hmc-info@hecla-mining.com.

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

These factors are largely beyond our control and are difficult to predict. If the market prices for these metals fall below our production, exploration or development costs for a sustained period of time, we will experience losses and may have to discontinue exploration, development or operations, or incur asset write-downs at one or more of our properties. See Item 1. Business - Introduction for information on the average, high, and low daily closing prices for silver, gold, lead and zinc for the last three years. On February 18, 2022, the closing prices for silver, gold, lead and zinc were $23.77 per ounce, $1,894 per ounce, $1.07 per pound and $1.66 per pound, respectively.

An extended decline in metals prices, an increase in operating or capital costs, mine accidents or closures, increasing regulatory obligations, or our inability to convert resources or exploration targets to reserves may cause us to record write-downs, which could negatively impact our results of operations.

When events or changes in circumstances indicate the carrying value of our long-lived assets may not be recoverable, we review the recoverability of the carrying value by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment must be recognized when the carrying value of the asset exceeds these cash flows. Recognizing impairment write-downs could negatively impact our results of operations. Metals price estimates are a key component used in the evaluation of the carrying values of our assets, as the evaluation involves comparing carrying values to the average estimated undiscounted cash flows resulting from operating plans using various metals price scenarios. Our estimates of undiscounted cash flows for our long-lived assets also include an estimate of the market value of the resources and exploration targets beyond the current operating plans.

We determined no impairments were required for three triggering events identified during 2021. For more discussion, see the below risk factors, “We may not realize all of the anticipated benefits from our acquisitions” and “The issues we have faced at our Nevada Operations could require us to write-down the associated long-lived assets. We could face similar issues at our other operations. Such write-downs may adversely affect our results of operations and financial condition.” If the prices of silver, gold, zinc and lead decline for an extended period of time, if we fail to control production or capital costs, if regulatory issues increase costs or decrease production, or if we do not realize the mineable ore reserves, resources or exploration targets at our mining properties, we may be required to recognize asset write-downs in the future. In addition, the perceived market value of the resources and exploration targets of our properties is dependent upon prevailing metals prices as well as our ability to discover economic ore. A decline in metals prices for an extended period of time or our inability to convert resources or exploration targets to reserves could significantly reduce our estimates of the value of the resources or exploration targets at our properties and result in asset write-downs.

We have a substantial amount of debt that could impair our financial health and prevent us from fulfilling our obligations under our existing and future indebtedness.

As of December 31, 2021, we had total indebtedness of approximately $521.5 million, primarily in the form of our Senior Notes. Our level of debt and our debt service obligations may have adverse effects on our business, financial condition, cash flows or results of operations, including:

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

We have experienced volatility in our net income (loss) reported in the last three years, as shown in our Consolidated Statement of Operations and Comprehensive (Income) Loss, including net income of $35.1 million in 2021 and losses of $9.5 million in 2020 and $94.9 million in 2019. A comparison of operating results over the past three years can be found in Results of Operations in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. The more significant areas requiring the use of management assumptions and estimates relate to:

•	mineral reserves, resources, and exploration targets that are the basis for future income and cash flow estimates and units-of-production depreciation, depletion and amortization calculations;

•	future ore grades, throughput and recoveries;

•	future metals prices;

•	future capital and operating costs;

•	environmental, reclamation and closure obligations;

•	permitting and other regulatory considerations;

•	asset impairments;

•	valuation of business combinations;

•	future foreign exchange rates, inflation rates and applicable tax rates;

•	reserves for contingencies and litigation; and

•	deferred tax asset valuation allowance.

Future estimates and actual results may differ materially from these estimates as a result of using different assumptions or conditions. For additional information, see Critical Accounting Estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 2 of Notes to Consolidated Financial Statements, and the risk factors set forth below: “Our costs of extending existing reserves or development of new orebodies and other capital costs may be higher and provide less return than we estimated,” “Our ore reserve and resource estimates may be imprecise,” “We are currently involved in ongoing legal disputes that may materially adversely affect us,” and “Our environmental and asset retirement obligations may exceed the provisions we have made.”

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

In 2016, we also initiated financially-settled forward contract programs to manage exposure to fluctuations in the exchange rates between the U.S. dollar (“USD”) and the Canadian dollar (“CAD”) and the impact on our future operating costs denominated in CAD. In 2021, we initiated a similar program related to future development costs denominated in CAD. As with our metals derivatives, when utilized, such activities may prevent us from realizing possible lower costs on a USD-basis in the event that the USD strengthens relative to the CAD compared to the exchange rates stated in the forward contracts, and also expose us to counterparty credit risk.

See Note 10 of Notes to Consolidated Financial Statements for more information on these forward contract programs.

Our ability to recognize the benefits of deferred tax assets related to net operating loss carryforwards and other items is dependent on future cash flows and taxable income.

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Otherwise, a valuation allowance is applied against deferred tax assets, reducing the value of such assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted income from operations and the application of existing tax laws in each jurisdiction. Metals price and production estimates are key components used in the determination of our ability to realize the expected future benefit of our deferred tax assets. To the extent that future taxable income differs significantly from estimates as a result of a decline in metals prices or other factors, our ability to realize the deferred tax assets could be impacted. Additionally, significant future issuances of common stock or common stock equivalents, or changes in the direct or indirect ownership of our common stock or common stock equivalents, could limit our ability to utilize our net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. Future changes in tax law or changes in ownership structure could limit our ability to utilize our recorded tax assets. We determined as of December 31, 2021, that we expect to realize an additional $58.4 million of the Hecla U.S. tax group deferred tax assets and released the valuation allowance by a corresponding amount, reflecting our current expectations.  We currently do not have valuation allowances for certain amounts related to the Nevada U.S. tax group and certain foreign deferred tax assets, and our deferred tax assets as of December 31, 2021 were $295.5 million, net of $39.2 million in valuation allowances. See Note 7 of Notes to Consolidated Financial Statements for further discussion of our deferred tax assets.

Returns for investments in pension plans and pension plan funding requirements are uncertain.

We maintain defined benefit pension plans for most U.S. employees, which provide for defined benefit payments after retirement for those employees. Canadian and Mexican employees participate in public retirement systems for those countries and are not eligible to participate in the defined benefit pension plans that we maintain for U.S. employees. The ability of the pension plans maintained for U.S. employees to provide the specified benefits depends on our funding of the plans and returns on investments made by the plans. Returns, if any, on investments are subject to fluctuations based on investment choices and market conditions. In addition, we have a supplemental excess retirement plan which was funded as of December 31, 2021. A sustained period of low returns or losses on investments, or future benefit obligations that exceed our estimates, could require us to fund the pension plans to a greater extent than anticipated. See Note 6 of Notes to Consolidated Financial Statements for more information on our pension plans.

Operation, Climate, Development, Exploration and Acquisition Risks

Natural disasters, public health crises (including COVID-19), political crises, and other catastrophic events or other events outside of our control may materially and adversely affect our business or financial results.

If any of our facilities or the facilities of our suppliers, third-party service providers, or customers is affected by natural disasters, such as earthquakes, floods, fires, power shortages or outages, public health crises (such as pandemics and epidemics), political crises (such as terrorism, war, political instability or other conflict), or other events outside of our control, our operations or financial results could suffer. Any of these events could materially and adversely impact us in a number of ways, including through decreased production, increased costs, decreased demand for our products due to reduced economic activity or other factors, or the failure by counterparties to perform under contracts or similar arrangements.

For example, the ongoing COVID-19 pandemic has impacted our operations and financial results over the last two years. Restrictions imposed by governments in Alaska, Quebec and Mexico have caused us to temporarily suspend operations and/or revise operating procedures. These restrictions caused us to incur costs of approximately $5.7 million in 2020 and $3.4 million in 2021. In addition, silver production at Greens Creek in the third quarter of 2021 was 30% lower than in the third quarter of 2020 due to reduced ore grades as a result of mine sequencing, which was impacted by manpower challenges due to COVID-19 and increased competition for labor. At the Lucky Friday and Nevada Operations, COVID-19 procedures have been implemented without a significant impact on production or operating or suspension costs or production. As we enter 2022, COVID-19 continues to disrupt our operations. Although COVID-19 impacts on our operations and financial results have not yet been material, it is possible they may become so in the near future, including if we are forced to continue with existing or adopt new restrictions on operations and if those restrictions continue longer than anticipated or become broader.

The additional protocols implemented at our mine sites and other restrictions in response to the pandemic have limited the access of our contractors, consultants and other third-party service providers to our operations. As a result, less exploration and definition drilling occurred at some of our operations and exploration properties in 2020 which in turn limited reserve and resource conversion in 2020; however, drilling increased and our reserve and resource conversion improved in 2021. It is possible restrictions and procedures related to the pandemic could continue to limit access of contractors and others to our operations and have a negative impact on our recognition of reserves and resources or other areas.

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

The COVID-19 virus pandemic may heighten other risks.

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

Climate change could negatively impact our operations and financial performance.

Climate change is expected to create more extreme weather patterns that can increase frequency of droughts and increase the amount of rainfall, circumstances that require careful water management. Potential key material physical risks to Hecla from climate change include, but are not limited to:

•	Increased volumes of mine contact water requiring storage and treatment;

•	Increased design requirements for stormwater diversion and associated water management systems; and

•	Reduced freshwater availability due to potential drought conditions.

In addition, we have identified the opportunities and potential risks for Hecla as we shift toward a decarbonized energy future. Technologies that support decarbonization include renewable energy sources, electric vehicles, and energy storage, all of which require the metals we produce. However, as America transitions to these renewable energies, they may not have the same reliability as conventional energy sources. Thus, in a transition, we could see a possible curtailment of our energy supply, and these new energy sources may cost more in the future than our current supplies, which could negatively our impact financial performance.

Mining accidents or other adverse events at an operation could decrease our anticipated production or otherwise adversely affect our operations.

Production may be reduced below our historical or estimated levels for many reasons, including, but not limited to, mining accidents; unfavorable ground or shaft conditions; work stoppages or slow-downs; lower than expected ore grades; unexpected regulatory actions; if the metallurgical characteristics of ore are less economic than anticipated; or because our equipment or facilities fail to operate properly or as expected. Our mines are subject to risks relating to ground instability, including, but not limited to, pit wall failure, crown pillar collapse, seismic events, backfill and stope failure or the breach or failure of a tailings impoundment. Both the Lucky Friday and Casa Berardi mines have a history of ground instability underground and related incidents which in the past have resulted in loss of production at these facilities and some of the other effects described below. The occurrence of an event such as those described above could result in loss of life or temporary or permanent cessation of operations, any of which could have a material adverse effect on our financial condition and results of operations. Other closures or impacts on operations or production may occur at any of our mines at any time, whether related to accidents, changes in conditions, changes to regulatory policy, or as precautionary measures.

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

At the Lucky Friday mine we are utilizing a new mining method called Underhand Closed Bench (“UCB”). See Item 2. Properties - Lucky Friday for a description of the UCB method. We started testing the UCB method in 2020 and it was used for approximately 86% of the tons mined at Lucky Friday in 2021. A patent application for the UCB method has been filed with the U.S. Patent and Trademark Office. However, the UCB method has not been used at other mines. Although we believe the testing has resulted in better management of the Lucky Friday mine’s seismicity, we cannot predict unknown hazards that the UCB method might cause.

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

Our business is capital intensive, requiring ongoing investment for the replacement, modernization or expansion of equipment and facilities. Our mining and milling operations are subject to risks of process disruptions and equipment malfunctions. Equipment and supplies may from time to time be unavailable on a timely basis. Our business is subject to a number of other risks and hazards including:

•	environmental hazards;

•	unusual or unexpected geologic formations;

•	rock bursts, ground falls, pit wall failures, or tailings impoundment breaches or failures;

•	seismic activity;

•	shaft failure;

•	road and bridge failures;

•	underground fires or floods;

•	unanticipated hydrologic conditions, including flooding and periodic interruptions due to inclement or hazardous weather conditions;

•	civil unrest or terrorism;

•	changes in interpretation or enforcement of regulatory and permitting requirements;

•	industrial accidents;

•	disruption, damage or failure of power, technology or other systems related to operation of equipment and other aspects of our mine operations;

•	labor disputes or strikes; and

•	our operating mines have tailing ponds which could fail or leak as a result of seismic activity, unusual weather or for other reasons.

Such risks could result in:

•	personal injury or fatalities;

•	damage to or destruction of mineral properties or producing facilities;

•	environmental damage and financial penalties;

•	delays in exploration, development or mining;

•	monetary losses;

•	inability to meet our financial obligations;

•	asset impairment charges;

•	legal liability; and

•	temporary or permanent closure of facilities.

We maintain insurance to protect against losses that may result from some of these risks, such as property loss and business interruption, in amounts we believe to be reasonably consistent with our historical experience, industry practice and circumstances surrounding each identified risk. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to environmental liability, political risk and seismic events. We cannot assure you that claims would be paid under such insurance policies in connection with a particular event. Insurance specific to environmental risks is generally either unavailable or, we believe, cost prohibitive, and we therefore do not maintain environmental insurance. Occurrence of events for which we are not insured may have an adverse effect on our business.

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

Our ability to sustain or increase our current level of metals production partly depends on our ability to develop new orebodies and/or expand existing mining operations. Before we can begin a development project, we must first determine whether it is economically feasible to do so. This determination is based on estimates of several factors, including:

•	ore reserves and resources;

•	expected ore grades and recovery rates of metals from the ore;

•	future metals prices;

•	facility and equipment costs;

•	availability of adequate staffing;

•	availability of affordable sources of power and adequacy of water supply;

•	exploration and drilling success;

•	capital and operating costs of a development project;

•	environmental and closure, permitting and other regulatory considerations and costs;

•	adequate access to the site, including competing land uses (such as agriculture);

•	applicable tax rates;

•	foreign currency fluctuation and inflation rates; and

•	availability and cost of financing.

Many of these estimates are based on geological and other interpretive data, which may be imprecise. As a result, actual operating and capital costs and returns from a development project may differ substantially from our estimates, and, as such, it may not be economically feasible to continue with a development project.

Our ore reserve and resource estimates may be imprecise.

Our ore reserve figures and costs are primarily estimates and are not guarantees that we will recover the indicated quantities of these metals. You are cautioned not to place undue reliance on estimates of reserves (or resource estimates or exploration targets). Reserves are estimates made by our professional technical personnel of the amount of metals that they believe could be economically and legally extracted or produced at the time of the reserve determination. No assurance can be given that the estimated amount of metal or the indicated level of recovery of these metals will be realized. Reserve and resource estimation is an interpretive process based upon available data and various assumptions. Our reserve and resource estimates may change. Reserves are valued based on estimates of costs and metals prices, which may not be consistent among our properties or across the industry. The estimated quantities and economic value of ore reserves may be adversely affected by:

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

If the prices of metals that we produce decline substantially below the levels used to calculate reserves for an extended period, we could experience:

•	delays in new project development;

•	net losses;

•	reduced cash flow;

•	reductions in reserves and resources;

•	write-downs of asset values; and

•	mine closure.

Additionally, resource estimates and exploration targets are subject to further exploration and development, and are, therefore, subject to considerable uncertainty. Despite our history of converting resources and exploration targets to reserves through additional drilling and study work, we cannot be certain that any part or parts of resources or exploration targets will ever be confirmed or converted into reserves as defined by the SEC.

Efforts to expand the finite lives of our mines may not be successful or could result in significant demands on our liquidity, which could hinder our growth.

One of the risks we face is that mines are depleting assets. Thus, in order to maintain or increase production we must continually replace depleted ore reserves by locating and developing additional ore. Our ability to expand or replace ore reserves primarily depends on the success of our exploration programs. Mineral exploration, particularly for silver and gold, is highly speculative and expensive. It involves many risks and is often non-productive. Even if we believe we have found a valuable mineral deposit, it may be several years before production from that deposit is possible. During that time, it may become no longer feasible to produce those minerals for economic, regulatory, political or other reasons. As a result of high costs and other uncertainties, we may not be able to expand or replace our existing ore reserves as they are depleted, which would adversely affect our business and financial position in the future. For example, the additional protocols implemented at our mine sites and other restrictions in response to the pandemic limited the access of our contractors, consultants, and other third-party service providers to our operations. As a result, less exploration and confirmation drilling occurred at some of our operations and exploration properties in 2020, which in turn limited reserve and resource conversion in 2020; however, drilling increased and our reserve and resource conversion improved in 2021.

Our ability to market our metals production depends on the availability of smelters and/or refining facilities and our operations and financial results may be affected by disruptions or closures or the unavailability of smelters and/or refining facilities for other reasons.

We sell our metals products to smelters and metal traders. Our doré bars are sent to refiners for further processing before being sold to metal traders. Access to refiners and smelters on terms which are economic is critical to our ability to sell our products to buyers and generate revenues. If smelters or refiners are unavailable or unwilling to accept our products, or we are otherwise unable to sell our products to customers on acceptable commercial and legal terms, our operations and financial results could be adversely affected. See Note 4 of Notes to Consolidated Financial Statements for more information on the distribution of our sales and our significant customers.

We derive a significant amount of revenue from a relatively small number of customers and occasionally enter into concentrate spot market sales with metal traders.

For the fiscal year ended December 31, 2021, our four largest customers accounted for approximately 37%, 22%, 22% and 6%, respectively, of our total revenues. Given our operations produce unique qualities of concentrates, which a limited number of smelters can process effectively, we enter into long-term benchmark contracts for a majority of our total concentrates production. We expose lesser portions of our concentrates production to spot market sales to metal traders to benefit from favorable spot market sales terms from time to time. Our results of operations, financial condition and cash flows could be materially adversely affected if one or more of our long-term customers were to decide to interrupt or curtail their activities, terminate their contracts with us or fail to renew existing contracts. Additionally, if spot market conditions deteriorate rapidly, we could have difficulty selling a portion of our concentrates, and metal traders could refuse to perform under existing contracts, which could also result in materially adverse effects on our results of operations, financial conditions and cash flows. See Note 4 of Notes to Consolidated Financial Statements for more information on the distribution of our sales and our significant customers.

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

•

significant changes to regulations or laws or the interpretation or enforcement of them, including with respect to tax and profit-sharing matters arising out of the use of outsourced labor and other services at our San Sebastian operation in Mexico, which was impacted by amendments to Mexico’s Federal Labor Law in 2021, but immaterially as production at San Sebastian ceased in 2020;

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

Indigenous interests and rights as well as related consultation issues may impact our ability to pursue exploration, development and mining at certain of our properties in Nevada, Montana, Alaska, British Columbia and Quebec. There is no assurance that claims or other assertion of rights by tribal communities and stakeholders or consultation issues will not arise on or with respect to our properties or activities. These could result in significant costs and delays or materially restrict our activities. Opposition by tribal communities and stakeholders to our presence, operations or development on land subject to their traditional territory or title claims or in areas of cultural significance could negatively impact us in terms of permitting delay, public perception, costly legal proceedings, potential blockades or other interference by third parties in our operations, or court-ordered relief impacting our operations. In addition, we may be required to, or may voluntarily, enter into certain agreements with such tribal communities in order to facilitate development of our properties, which could reduce the expected earnings or income from any future production.

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

We are actively evaluating opportunities to expand our mineral reserves and resources by acquiring other mining companies or properties. Although we are pursuing opportunities that we feel are in the best interest of our stockholders, these pursuits are costly and often unproductive.

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

Furthermore, there are inherent risks in any acquisition we may undertake which could adversely affect our current business and financial condition and our growth. For example, we may not realize the expected value of the companies or properties that are acquired due to declines in metals prices, lower than expected quality of orebodies, inability to achieve the expected or minimum level of operating performance, failure to obtain permits, labor problems, changes in regulatory environment, failure to achieve anticipated synergies, an inability to obtain financing, and other factors described in these risk factors. Acquisitions of other mining companies or properties may also expose us to new legal, geographic, political, operating, and geological risks.

See the risk factor below, “We may not realize all of the anticipated benefits from our acquisitions,” for developments at Nevada Operations.

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

The issues we have faced at our Nevada Operations could require us to write-down the associated long-lived assets. We could face similar issues at our other operations. Such write-downs may adversely affect our results of operations and financial condition.

We review our long-lived assets for recoverability pursuant to the Financial Accounting Standard Board’s Accounting Standards Codification Section 360. Under that standard, we review the recoverability of our long-lived assets, such as our mining properties, upon a triggering event. Such review involves comparing an asset’s carrying value to its fair value. When the carrying value of the asset exceeds its fair value (which is based on estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset or a market value approach), an impairment must be recognized. We conduct a review of the financial performance of our mines in connection with the preparation of our financial statements for each reporting period and determine whether any triggering events are indicated.

We determined suspension of production in Nevada during 2021 represented a triggering event requiring an assessment of recoverability of the carrying value of our long-lived assets in Nevada. Although we concluded the carrying value assessment indicated no impairment of our Nevada Operations, at that time, such analysis was, and any future analysis will be, based on estimates, judgments and assumptions which may turn out to be incorrect or inaccurate.

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

We may not realize all (or any) of the anticipated benefits from any acquisition, such as increased earnings, cost savings and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher than expected acquisition and operating costs or other difficulties, unknown liabilities which may be significant, inaccurate reserve estimates, unrealized exploration targets, ore grades or mill recoveries that are lower than required for portions of the orebodies to be economic, and fluctuations in market prices.

At our Nevada Operations, mine production at Fire Creek continued through the first half of 2021, and was then suspended as we continue studies of hydrology, mining and milling. Revenues exceeded total capital and production costs in 2020 and 2021. However, we anticipate incurring care-and-maintenance costs in the future unless and until we have enough exploration success and development to resume mining operations. See the risk factors above, “An extended decline in metals prices, an increase in operating or capital costs, mine accidents or closures, increasing regulatory obligations, or our inability to convert resources or exploration targets to reserves may cause us to record write-downs, which could negatively impact our results of operations,” and “The issues we have faced at our Nevada Operations could require us to write-down the associated long-lived assets. We could face similar issues at our other operations. Such write-downs may adversely affect our results of operations and financial condition.”

The properties we may acquire may not produce as expected, and we may be unable to determine reserve potential, identify liabilities associated with the acquired properties or obtain protection from sellers against such liabilities.

The properties we acquire in any acquisition may not produce as expected, may be in an unexpected condition and we may be subject to increased costs and liabilities, including environmental liabilities. Although we review properties prior to acquisition in a manner consistent with industry practices, such reviews are not capable of identifying all existing or potential adverse conditions. Generally, it is not feasible to review in depth every individual property involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems or permit a buyer to become sufficiently familiar with the properties to fully assess their condition, any deficiencies, and development potential. See the risk factors above, “We may not realize all of the anticipated benefits from our acquisitions,” and “An extended decline in metals prices, an increase in operating or capital costs, mine accidents or closures, increasing regulatory obligations, or our inability to convert resources or exploration targets to reserves may cause us to record write-downs, which could negatively impact our results of operations.”

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

U.S. surface and underground mines like those at our Lucky Friday, Greens Creek and Nevada Operations are inspected at least quarterly by MSHA, which inspections often lead to notices of violation under the Mine Safety and Health Act. Any of our U.S. mines could be subject to a temporary or extended shutdown as a result of a violation alleged by MSHA.

In addition, we have been and are currently involved in lawsuits or regulatory actions in which allegations have been made that we caused environmental damage, are responsible for environmental damage caused by others, or violated environmental laws or permits, and we may be subject to similar lawsuits or actions in the future. Moreover, such environmental matters have involved both our current and historical operations as well as the historical operations of entities and properties we have acquired. See the risk factors below titled “Our operations are subject to complex, evolving and increasingly stringent environmental laws and regulations,” “Compliance with environmental regulations, and litigation based on such regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities,” and “Our environmental and asset retirement obligations may exceed the provisions we have made.”

Some mining laws prevent mining companies that have been found to (i) have engaged in environmentally-harmful conduct or (ii) be responsible for environmentally-harmful conduct engaged in by affiliates or other third parties, including in other jurisdictions, from maintaining current or obtaining future permits until remediation or restitution has occurred. If we are found to be responsible for any such conduct, our ability to operate existing projects or develop new projects might be impaired until we satisfy costly conditions. For example, in June 2021, the State of Nevada passed a law that would limit an applicant’s ability to obtain an exploration or a mining operation permit from the Nevada Division of Environmental Protection if the applicant, or each person who has a controlling interest in the applicant (if the applicant is a business entity), has either (1) defaulted on a reclamation obligation under Nevada law (including by forfeiting a surety or failing to pay the costs or penalties associated with reclamation) or (2) is otherwise not in good standing with a governmental agency in relation to reclamation of an exploration project or mining operation situated outside the State of Nevada. Although we believe this new statute does not currently apply to us or any of our affiliates, it is possible that it could cause us compliance issues in the future, including with respect to ongoing litigation in the State of Montana. See the risk factor below, “Legal challenges could prevent the Rock Creek or Montanore projects from ever being developed.”

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

From time to time, the U.S. Congress considers proposed amendments to the 1872 Mining Law, which governs mining claims and related activities on federal lands. The extent of any future changes is not known and the potential impact on us as a result of U.S. Congressional action is difficult to predict. Changes to the 1872 Mining Law, if adopted, could adversely affect our ability to economically develop mineral reserves on federal lands. For example, in 2021 the U.S. Congress debated imposing royalties on minerals extracted from federal lands. Although legislation was not passed as of the date of this report, it is possible that in the future royalties or taxes will be imposed on mining operations conducted on federal land, which could adversely impact our financial results.

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

Our U.S. operations are subject to the Clean Water Act, which requires permits for certain discharges into waters of the United States. Such permitting has been a frequent subject of litigation and enforcement activity by environmental advocacy groups and the EPA, respectively, which has resulted in declines in such permits or extensive delays in receiving them, as well as the imposition of penalties for permit violations. In 2015, the regulatory definition of “waters of the United States” that are protected by the Clean Water Act was expanded by the EPA, thereby imposing significant additional restrictions on waterway discharges and land uses. However, in 2018, implementation of the relevant rule was suspended for two years, and in December 2019 a revised definition that narrows the 2015 version was implemented. In late 2021, the EPA and US Army Corps of Engineers proposed to revise the definition again, moving it back to its more inclusive, pre-2018 definition. If this rule change were to take effect or states take action to address a perceived fall-off in protection under the Clean Water Act, litigation involving water discharge permits could increase, which may result in delays in, or in some instances preclude, the commencement or continuation of development or production operations. Enforcement actions by the EPA or other federal or state agencies could also result. Adverse outcomes in lawsuits challenging permits or failure to comply with applicable regulations or permits could result in the suspension, denial, or revocation of required permits, or the imposition of penalties, any of which could have a material adverse impact on our cash flows, results of operations, or financial condition. See Note 15 of Notes to Consolidated Financial Statements.

Some of the mining wastes from our U.S. mines currently are exempt to a limited extent from the extensive set of EPA regulations governing hazardous waste under the Resource Conservation and Recovery Act (“RCRA”). If the EPA were to repeal this exemption, and designate these mining wastes as hazardous under RCRA, we would be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste storage or disposal facilities. In addition, if any of these wastes or other substances we release or cause to be released into the environment cause or has caused contamination in or damage to the environment at a U.S. mining facility, that facility could be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). Under CERCLA, any present owner or operator of a Superfund site or the owner or operator at the time of contamination may be held jointly and severally liable regardless of fault and may be forced to undertake extensive remedial cleanup action or to pay for the cleanup efforts. The owner or operator also may be liable to federal, state and tribal governmental entities for the cost of damages to natural resources, which could be substantial. Additional regulations or requirements also are imposed on our tailings and waste disposal areas in Alaska under the federal Clean Water Act. See Note 15 of Notes to Consolidated Financial Statements.

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

The EPA and other state, provincial or federal agencies may also require financial assurance for investigation and remediation actions that are required under settlements of enforcement actions under CERCLA or equivalent state regulations. Currently there are no financial assurance requirements for active mining operations under CERCLA, and a lawsuit filed by several environmental organizations which sought to require the EPA to adopt financial assurance rules for mining companies with active mining operations was dismissed by a federal court. In the future, financial assurance rules under CERCLA, if adopted, could be financially material and adverse to us. See the risk factors, “Our operations are subject to complex, evolving and increasingly stringent environmental laws and regulations. Compliance with environmental regulations, and litigation based on such regulations, involves significant costs and can threaten existing operations or constrain expansion opportunities” and “We are required to obtain governmental permits and other approvals in order to conduct mining operations.”

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

Specific examples of where we face permitting risk include the following:

•

Continued extension of the planned life of mine at Greens Creek will require future expansion of the tailings storage facility. This will involve federal permitting under the National Environmental Policy Act (NEPA) and either an environmental assessment or environmental impact statement. While efforts are underway in Congress to streamline the federal permitting process, e.g. including mining under the FAST-41 regulatory process, our experience suggests this permitting process could be lengthy. Thus, we have initiated the permitting process for tailings expansion even though tailings capacity at Greens Creek is estimated to remain sufficient for the next approximately 10 years.

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

•

At the Lucky Friday, an expansion of the current tailings storage facility will be required to achieve the planned life of mine. We have begun the permitting process in advance of need for the additional storage capacity.

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

We are often required to post surety bonds or cash collateral to secure our reclamation obligations and we may be unable to obtain the required surety bonds or may not have the resources to provide cash collateral, and the bonds or collateral may not fully cover the cost of reclamation and any such shortfall could have a material adverse impact on our financial condition. Further, when we use the services of a surety company to provide the required bond for reclamation, the surety companies often require us to post collateral with them, including letters of credit. Currently we utilize letters of credit issued under our revolving credit facility as the source of such collateral, and as a result, there are less funds available for us to borrow under the facility for other purposes. In the event that we are unable to obtain necessary bonds or to post sufficient collateral, we may experience a material adverse effect on our operations or financial results. See the risk factors below, “Our Senior Notes and the guarantees thereof are effectively subordinated to any of our and our guarantors’ secured indebtedness to the extent of the value of the collateral securing that indebtedness, “Any downgrade in the credit ratings assigned to us or our debt securities could increase future borrowing costs, adversely affect the availability of new financing and may result in increased collateral requirements under our existing surety bond portfolio,” and “Mine closure and reclamation regulations impose substantial costs on our operations, and include requirements that we provide financial assurance supporting those obligations. These costs could significantly increase.”

We are currently involved in ongoing legal disputes that may materially adversely affect us.

There are several ongoing legal disputes in which we are involved, including a putative class action lawsuit filed against us and certain current and former directors and officers involving our Nevada Operations, and additional actions may be filed. We may be subject to future claims, including additional claims relating to our Nevada Operations. Further, we have experienced in the past, and could experience in the future, claims regarding environmental damage or compliance, safety conditions or other matters at our mines. The outcomes of these pending and potential claims are uncertain. We may not resolve these claims favorably. Depending on the outcome, these actions could cause adverse financial effects or reputational harm to us. If any of these disputes result in a substantial monetary judgment against us, are settled on terms unfavorable to us, or otherwise impact our operations (such as by limiting our ability to obtain permits or approvals), our financial results or condition could be materially adversely affected. For a description of some of the lawsuits and other claims in which we are involved, see Note 15 of Notes to Consolidated Financial Statements.

Our environmental and asset retirement obligations may exceed the provisions we have made.

We are subject to significant environmental obligations. At December 31, 2021, we had accrued $113.2 million as a provision for environmental and asset retirement obligations. We cannot assure you that we have accurately estimated these obligations, and in the future our accrual could materially change and we could voluntarily incur expenditures in excess of our accrual. Our environmental and asset retirement obligations and voluntary expenditures could have a material adverse impact on our cash flows, results of operations, or financial condition. For information on our potential environmental liabilities and asset retirement obligations, see Note 5 and Note 15 of Notes to Consolidated Financial Statements.

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

The proposed development of our Rock Creek project has been challenged by several regional and national conservation groups at various times since the USFS issued its initial Record of Decision (“ROD”) in 2003 approving Revett Mining Company’s plan of operation (Revett is now our wholly-owned subsidiary, named Hecla Montana, Inc.). Some of these challenges have alleged violations of a variety of federal and state laws and regulations pertaining to water rights and permitting activities at Rock Creek, including the Endangered Species Act, NEPA, the 1872 Mining Law, the Federal Land Policy Management Act, the Wilderness Act, the National Forest Management Act, the Clean Water Act, the Clean Air Act, the Forest Service Organic Act of 1897, and the Administrative Procedure Act. As a result of litigation challenging the ROD, in May 2010, the USFS was directed by the Montana Federal District Court to produce a Supplemental Environmental Impact Statement (“SEIS”) to address NEPA procedural deficiencies that were identified by the court. The new SEIS was prepared and in August 2018, a new final ROD was issued. In early 2019, a group of environmental groups and other organizations filed a lawsuit challenging the ROD, and in April 2021, the Montana Federal District Court issued an opinion and order vacating the new final ROD issued by USFS and a related biological opinion issued by the United States Fish and Wildlife Service (the “2021 Rock Creek Order”).

A joint final Environmental Impact Statement with respect to our Montanore project was issued in December 2015 by the USFS and the Montana Department of Environmental Quality ("DEQ"), and each agency issued a ROD in February 2016 providing approval for development of the Montanore project. However, private conservation groups have taken and may in the future take actions to oppose or delay the Montanore project. On May 30, 2017, the Montana Federal District Court issued Opinions and Orders in three lawsuits challenging previously granted environmental approvals for the Montanore project. The Orders overturned the approvals for the project granted by the USFS and the United States Fish and Wildlife Service (“USFWS”), and in each case remanded the ROD and associated planning documents for further review by the agencies consistent with the Court’s Opinions. In June 2017, the Court vacated the agencies’ approvals for the project. As a result, additional work must be performed by the agencies to address the deficiencies in the ROD and associated planning documents identified by the Court, and new approvals must be granted, before the project may proceed beyond certain preliminary actions. The USFS has issued a draft SEIS for the evaluation phase for public comment. The status of a final SEIS and ROD is unclear as the USFS and the USFWS consider the impacts of the 2021 Rock Creek Order. In addition, Montanore’s updated water discharge permit under Montana law was found to be invalid by the Montana Supreme Court in November 2020. As a result, the site is operating under the previously issued permit as authorized by law.

In March 2018, each of Hecla Mining Company and our CEO was notified by the DEQ of alleged violations of Montana’s mine reclamation statutes and related regulations due to our CEO having been an officer of a mining company that declared bankruptcy in 1998, together with the fact that subsequently, proceeds from that company’s sureties were insufficient to fully fund reclamation at that company’s mine sites in Montana. The allegations of DEQ led to litigation between Hecla and certain of our subsidiaries and DEQ. However, on August 2, 2021, the DEQ voluntarily moved to dismiss the litigation, and on September 22, 2021, the Court dismissed the case. Certain environmental and other groups have sued the DEQ in an effort to attempt to force DEQ to re-initiate litigation against us, our subsidiaries or our CEO. Our relevant subsidiaries are seeking to intervene in the lawsuit to protect their interests.

The net effect of the legal challenges to our Montanore and Rock Creek projects is that permitting has been delayed and further delays are likely, along with increased costs, and ultimately we may be prevented from ever fully-permitting or exploring or developing the two projects.

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

Our board of directors adopted a common stock dividend policy that has two components: (1) a dividend that links the amount of dividends on our common stock to our average quarterly realized silver price in the preceding quarter, and (2) a minimum annual dividend of $0.015 per share of common stock, in each case payable quarterly, when declared. See Note 12 of Notes to Consolidated Financial Statements for more information on our common stock dividend policy.

From the fourth quarter of 2011 through and including the fourth quarter of 2021, our board of directors has declared a common stock dividend under the policy described above (although, until recently, in most cases only a minimum dividend was declared and none relating to the average realized price of silver due to the prices not meeting the policy threshold). The declaration and payment of common stock dividends, whether pursuant to the policy or in addition thereto, is at the sole discretion of our board of directors, and we cannot assure you that we will continue to declare and pay common stock dividends in the future. In addition, the indenture governing our Senior Notes limits our ability to pay dividends.

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

Any draw-downs on our $250 million revolving credit facility would be secured debt. We did not have a balance drawn on the revolving credit facility as of December 31, 2021, but utilized $17.3 million of the facility with letters of credit. See the risk factor above “We are required to obtain governmental permits and other approvals in order to conduct mining operations” for more information.

The terms of our debt impose restrictions on our operations.

The indenture governing our Senior Notes includes several significant covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs. These covenants, among other things:

•	make it more difficult for us to satisfy our obligations with respect to the Senior Notes and our other debt;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements, or require us to make divestiture;

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

The COVID-19 pandemic and 2008 credit crisis and related turmoil in the global financial system and ensuing recession had an impact on our business and financial position, and similar events in the future could also impact us. The re-emergence of a financial crisis or recession or reduced economic activity in the United States, China, India and other industrialized or developing countries, or disruption of key sectors of the economy such as oil and gas, may have a significant effect on our results of operations or limit our ability to raise capital through credit and equity markets. The prices of the metals that we produce are affected by a number of factors, and it is unknown how these factors may be impacted by a global financial event or developments impacting major industrial or developing countries.

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

In September 2018, in response to tariffs on Chinese goods implemented by the United States, China imposed a 10% tariff on lead concentrates and a 20% tariff on silver concentrates, which we produce and ship to China from time to time. However, tariff exemptions were granted to a number of smelters in China in 2020 and 2021, and we sold silver concentrates to China representing approximately 6% and 10% of our total revenues for 2021 and 2020, respectively, which were not subject to tariffs due to the exemptions. We sold no lead or silver concentrates to China in 2019. While to date the direct impact of tariffs has been immaterial on our sales and treatment charges, they may also have an impact on our sales and treatment charges outside of China, and there can be no assurance that the tariff exemptions will continue.

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

We or our contractors may experience labor disputes, work stoppages or other disruptions in production that could adversely affect our business and results of operations. The Lucky Friday mine is our only operation where some of our employees are subject to a collective bargaining agreement, and the unionized employees were on strike from March 13, 2017 until January 7, 2020, when the union ratified a new collective bargaining agreement, which expires on January 6, 2023. The strike significantly impacted production at the Lucky Friday and caused significant costs and expenses during each year of the strike. Any future strikes or other labor or related disruptions could adversely affect our financial condition and results of operations.

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

As of February 18, 2022, our Senior Notes were rated “B” with a stable outlook by Standard & Poor’s and “Caa1” with a stable outlook by Moody’s Investors Service. We cannot assure you that any rating currently assigned by Standard & Poor’s or Moody’s to us or our debt securities (including the Senior Notes) will remain unchanged for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. If we are unable to maintain our outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should our business prospects or financial results deteriorate, including as a result of declines in silver and gold prices or other factors beyond our control, our ratings could be downgraded by the rating agencies. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading would likely adversely impact us, including our ability to obtain financing on favorable terms, if at all, increase borrowing costs, result in increased collateral requirements under our surety bond portfolio, and have an adverse effect on the market price of our securities, including our Senior Notes.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Note on New SEC Mining Disclosure Rules

Information concerning our mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to us for the fiscal year ended December 31, 2021. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties.

You are cautioned that mineral resources do not have demonstrated economic value. Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be given that they will eventually convert to future reserves. Inferred Resources, in particular, have a great amount of uncertainty as to their existence and their economic and legal feasibility. Investors are cautioned not to assume that any part or all of the Inferred Resource exists or is economically or legally mineable. See Item 1A, Risk Factors.

Summary

The map below shows the locations of our operations and our exploration projects, as well as our corporate offices located in Coeur d’Alene, Idaho, Vancouver, British Columbia and Val d'Or, Quebec.

The following table summarizes our aggregate metal quantities produced and sold for the last three years:

		Year Ended December 31,
		2021	2020	2019
Silver -	Ounces produced	12,887,240	13,542,957	12,605,234
	Payable ounces sold	11,633,802	12,305,917	11,548,373
Gold -	Ounces produced	201,327	208,962	272,873
	Payable ounces sold	201,610	202,694	275,060
Lead -	Tons produced	43,010	34,127	24,210
	Payable tons sold	36,707	29,108	19,746
Zinc -	Tons produced	63,617	63,112	58,857
	Payable tons sold	43,626	46,349	39,381

A summary overview of mining operations and exploration and pre-development projects is shown in the following table:

	Location
Property	Country	State/Province	Ownership	Claims	Permit Conditions	Stage	Mine Type	Commodity	Mineralization Style
Greens Creek	United States	Alaska	100.0%	440 unpatented lode claims, 58 unpatented millsite claims (8,072 acres), 17 patented lode claims and one patented millsite claim (328 acres); Land Exchange Properties (7,301 acres)	Private or USFS administered land, all required permits for production in place	Production	Underground	Ag, Au, Pb, Zn	Massive Sulfide
Lucky Friday	United States	Idaho	100.0%	43 patented lode and millsite claims (710 acres); 53 unpatented lode claims (535 acres)	Private or USFS administered land, all required permits for production in place	Production	Underground	Ag, Pb, Zn	Vein
Casa Berardi	Canada	Quebec	100.0%	394 claims; 48,704 acres (19,710 ha)	All required permits for production in place or in process	Production	Underground/Open Pit	Au	Vein/Shear Zone
San Sebastian	Mexico	Durango	100.0%	31 mining concessions; 99,643 acres (40,324 ha)	All required permits for exploration in place	Exploration	Underground/Open Pit	Ag, Au, Cu, Pb, Zn	Vein
Fire Creek	United States	Nevada	100.0%	890 unpatented lode claims (18,400 acres); leases (409 acres); private land (3,208 acres)	BLM administered land, Plan of Operations and other required State permits in place	Exploration	Underground	Au, Ag	Vein
Hollister	United States	Nevada	100.0%	1,005 unpatented lode claims, 11 unpatented mill site claims; 17,960 acres total	BLM administered land, Plan of Operations and other required State permits in place	Exploration	Underground	Au, Ag	Vein
Midas	United States	Nevada	100.0%	1,489 unpatented lode claims (27,583 acres); private land (2,417 acres)	BLM administered land, Plan of Operations and other required State permits in place	Exploration	Underground	Au, Ag	Vein
Heva - Hosco	Canada	Quebec	100.0%	102 claims; 9,506 acres (3,857 ha)	Annual intervention permits for exploration in place along with authorization for road building	Exploration	Underground/Open Pit	Au	Vein/Shear Zone
San Juan Silver	United States	Colorado	100.0%	131 patented lode or millsite claims, 704 unpatented lode claims; 13,645 total acres	7 Notice-of-Intent areas for Exploration, Mining Plan of Operations (USFS); 112-d2 mining permit (CO DRMS)	Exploration	Underground	Ag, Pb, Zn	Vein
Star	United States	Idaho	100.0%	174 patented lode and millsite claims; 2,376 total acres	Private land, required permits in place for exploration	Exploration	Underground	Ag, Zn, Pb	Vein
Monte Cristo	United States	Nevada	100.0%	344 unpatented lode claims (6,880 acres)	BLM administered land, Notice of Intent required	Exploration	Underground/Open Pit	Au, Ag	Vein
Rock Creek	United States	Montana	100.0%	99 patented lode claims, 463 unpatented lode claims, 5 tunnel sites: 1,809 total acres; Private land: 754 acres	Private or USFS administered land. Some State permits in-place; no Federal permits.	Exploration	Underground	Ag, Cu	Sediment Hosted - Stratabound
Montanore	United States	Montana	100.0%	2 patented lode claims, 36.84 acres (22.33 in wilderness, 14.51 outside wilderness)	Private or USFS administered land. Some State permits in-place; no Federal permits.	Exploration	Underground	Ag, Cu	Sediment Hosted - Stratabound
Republic	United States	Washington	100.0%	114 patented claims and private land; 2,095 acres surface rights, 3,177 acres of mineral rights	Private or BLM administered land	Exploration	Underground/Open Pit	Au, Ag	Vein
Silver Valley	United States	Idaho	100.0%	Various exploration properties and claim holdings	Private or USFS administered land	Exploration	Underground	Ag, Zn, Pb	Vein
Aurora	United States	Nevada	100.0%	506 unpatented lode claims, 92 patented lode claims, 25 private parcels; 9,928 total acres	Private or USFS administered land, permit work in progress for USFS lands	Exploration	Underground/Open Pit	Au, Ag	Vein
Kinskuch	Canada	British Columbia	100.0%	156 claims; 146,780 acres	Multi-use area-based permit with expiry 31 March 2024	Exploration	Underground/Open Pit	Au, Ag, Cu, Pb, Zn	Vein, Massive Sulfide, Porphyry
Opinaca / Wildcat	Canada	Quebec	50% / 100%	Opinaca: 248 claims (50%; 32,064 acres (12,976 ha)); Wildcat: 235 claims (100%; 30,528 acres (12,354 ha))	Intervention permits for exploration updated every year	Exploration	Underground	Au	Vein/Shear Zone

Hecla is the operator at all mines and exploration properties. Mineral processing plants and related facilities are part of the infrastructure at each operating mine.

The following table summarizes the in-situ mineral reserves for all properties as of December 31, 2021:

	Tons	Silver	Gold	Lead	Zinc	Silver	Gold	Lead	Zinc
Asset	(000)	(oz/ton)	(oz/ton)%		%	(000 oz)	(000 oz)	Tons	Tons
Proven Reserves: (1)
Greens Creek (2,3)	2	9.6	0.08	1.7	4.5	18	0.1	30	80
Lucky Friday (2,4)	4,691	13.9	—	8.4	3.4	65,313	—	395,290	159,360
Casa Berardi Open Pit (2,5)	4,763	—	0.10	—	—	—	453	—	—
Casa Berardi Underground (2,5)	923	—	0.16	—	—	—	143	—	—
Total Proven	10,379					65,331	596	395,320	159,440
Probable Reserves: (6)
Greens Creek (2,3)	11,074	11.3	0.09	2.5	6.6	125,201	946	282,220	725,830
Lucky Friday (2,4)	765	12.3	—	7.5	2.8	9,386	—	57,160	21,650
Casa Berardi Open Pit (2,5)	13,371	—	0.07	—	—	—	928	—	—
Casa Berardi Underground (2,5)	1,695	—	0.15	—	—	—	259	—	—
Total Probable	26,905					134,587	2,133	339,380	747,480
Proven and Probable Reserves: (1)
Greens Creek (2,3)	11,076	11.3	0.09	2.5	6.6	125,219	946	282,250	725,910
Lucky Friday (2,4)	5,456	13.7	—	8.3	3.3	74,699	—	452,450	181,010
Casa Berardi Open Pit (2,5)	18,134	—	0.08	—	—	—	1,381	—	—
Casa Berardi Underground (2,5)	2,618	—	0.15	—	—	—	402	—	—
Total Proven and Probable	37,284					199,918	2,729	734,700	906,920

(1)

The term “reserve” means an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. The term “proven reserves” means the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource. See footnotes 7 and 8 below.

(2)	Mineral reserves are based on the following prices unless otherwise stated: $17.00/oz for silver, $1,600/oz for gold, $0.90/lb for lead and $1.15/lb for zinc. Mineral reserves are reported in-situ.

(3)

Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Greens Creek, the cutoff grade is expressed in terms of net smelter return (“NSR”), rather than metal grade.  The reserve cut-off grade at Greens Creek is $215 per ton NSR for all zones except Gallagher, which has a cutoff grade of $220 per ton NSR. The cut-off grade calculations include costs associated with mining, processing, surface operations, environmental, general administrative, sustaining capital, and royalty charges, if any. Metallurgical recoveries (actual 2021): 81% for silver, 72% for gold, 82% for lead and 90% for zinc.

(4)

Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Lucky Friday, the cutoff grade is expressed in terms of NSR, rather than metal grade. The reserve NSR cut-off grades for Lucky Friday are $216.19/ton for the 30 Vein and $230.98/ton for the intermediate veins. The cut-off grade calculations include costs associated with mining, processing, surface operations, environmental, general administrative, and sustaining capital. Metallurgical recoveries (actual 2021):  95% for silver, 95% for lead and 90% for zinc.

(5)

The average reserve cut-off grades at Casa Berardi are 0.101 oz/ton for gold underground and 0.037 oz/ton for open pit gold. Metallurgical recovery (actual 2021); 85% for gold. USD/CAN exchange rate: 1:1.275.

(6)	The term “probable reserves” means the economically mineable part of an indicated and, in some cases, a measured mineral resource. See footnotes 8 and 9 below.

The following table summarizes the in-situ mineral resources (7) for all properties, exclusive of mineral reserves, as of December 31, 2021:

	Tons	Silver	Gold	Lead	Zinc	Copper	Silver	Gold	Lead	Zinc	Copper
Asset	(000)	(oz/ton)	(oz/ton)%		%	%	(000 oz)	(000 oz)	Tons	Tons	Tons
Measured Resources: (8)
Greens Creek (11,12)	—	—	—	—	—	—	—	—	—	—	—
Lucky Friday (11,13)	8,652	7.6	—	4.9	2.5	—	65,752	—	425,100	213,480	—
Casa Berardi Open Pit (11,14)	96	—	0.04	—	—	—	—	4	—	—	—
Casa Berardi Underground(11,14)	2,272	—	0.15	—	—	—	—	351	—	—	—
San Sebastian - Oxide (15)	—	—	—	—	—	—	—	—	—	—	—
San Sebastian - Sulfide (15)	—	—	—	—	—	—	—	—	—	—	—
Fire Creek (16,17)	20	0.7	0.50	—	—	—	14	10	—	—	—
Hollister (16,18)	18	4.9	0.59	—	—	—	87	10	—	—	—
Midas (16,19)	2	7.6	0.68	—	—	—	14	1	—	—	—
Heva (20)	—	—	—	—	—	—	—	—	—	—	—
Hosco (20)	—	—	—	—	—	—	—	—	—	—	—
Star (21)	—	—	—	—	—	—	—	—	—	—	—
Total Measured	11,060						65,867	376	425,100	213,480	—

	Tons	Silver	Gold	Lead	Zinc	Copper	Silver	Gold	Lead	Zinc	Copper
	(000)	(oz/ton)	(oz/ton)%		%	%	(000 oz)	(000 oz)	Tons	Tons	Tons
Indicated Resources: (9)
Greens Creek (11,12)	8,355	12.8	0.10	3.0	8.4	—	106,670	836	250,040	701,520	—
Lucky Friday (11,13)	1,841	7.6	—	5.1	2.4	—	14,010	—	93,140	44,120	—
Casa Berardi Open Pit (11,14)	420	—	0.03	—	—	—	—	14	—	—	—
Casa Berardi Underground(11,14)	4,976	—	0.14	—	—	—	—	685	—	—	—
San Sebastian - Oxide (15)	1,453	6.5	0.09	—	—	1.2	9,430	135	—	—	—
San Sebastian - Sulfide (15)	1,187	5.5	0.01	1.9	2.9	—	6,579	16	22,420	34,100	14,650
Fire Creek (16,17)	113	1.0	0.45	—	—	—	114	51	—	—	—
Hollister (16,18)	70	1.9	0.58	—	—	—	130	40	—	—	—
Midas (16,19)	76	5.7	0.42	—	—	—	430	32	—	—	—
Heva (20)	1,266	—	0.06	—	—	—	—	76	—	—	—
Hosco (20)	29,287	—	0.04	—	—	—	—	1,201	—	—	—
Star (21)	1,126	2.9	0.00	6.2	7.4	—	3,301	—	69,900	83,410
Total Indicated	50,170						140,664	3,086	435,500	863,150	14,650

	Tons	Silver	Gold	Lead	Zinc	Copper	Silver	Gold	Lead	Zinc	Copper
	(000)	(oz/ton)	(oz/ton)%		%	%	(000 oz)	(000 oz)	Tons	Tons	Tons
Measured and Indicated Resources:
Greens Creek (11,12)	8,355	12.8	0.10	3.0	8.4	—	106,670	836	250,040	701,520	—
Lucky Friday (11,13)	10,493	7.6	—	4.9	2.5	—	79,762	—	518,240	257,600	—
Casa Berardi Open Pit (11,14)	516	—	0.03	—	—	—	—	18	—	—	—
Casa Berardi Underground(11,14)	7,248	—	0.14	—	—	—	—	1,036	—	—	—
San Sebastian - Oxide (15)	1,453	6.5	0.09	—	—	—	9,430	135	—	—	—
San Sebastian - Sulfide (15)	1,187	5.5	0.01	1.9	2.9	1.2	6,579	16	22,420	34,100	14,650
Fire Creek (16,17)	133	1.0	0.46	—	—	—	128	61	—	—	—
Hollister (16,18)	88	2.5	0.57	—	—	—	217	50	—	—	—
Midas (16,19)	78	5.7	0.42	—	—	—	444	33	—	—	—
Heva (20)	1,266	—	0.06	—	—	—	—	76	—	—	—
Hosco (20)	29,287	—	0.04	—	—	—	—	1,201	—	—	—
Star (21)	1,126	2.9	—	6.2	7.4	—	3,301	—	69,900	83,410	—
Total Measured and Indicated	61,230						206,531	3,462	860,600	1,076,630	14,650

	Tons	Silver	Gold	Lead	Zinc	Copper	Silver	Gold	Lead	Zinc	Copper
	(000)	(oz/ton)	(oz/ton)%		%	%	(000 oz)	(000 oz)	Tons	Tons	Tons
Inferred Resources: (10)
Greens Creek (11,12)	2,152	12.8	0.08	2.8	6.8	—	27,508	164	60,140	146,020	—
Lucky Friday (11,13)	5,377	7.8	—	5.8	2.4	—	41,872	—	311,850	129,600	—
Casa Berardi Open Pit (11,14)	7,886	—	0.05	—	—	—	—	383	—	—	—
Casa Berardi underground(11,14)	2,239	—	0.18	—	—	—	—	408	—	—	—
San Sebastian - Oxide (15)	3,490	6.4	0.05	—	—	0.9	22,353	182	—	—	—
San Sebastian - Sulfide (15)	385	4.2	0.01	1.6	2.3	—	1,606	5	6,070	8,830	3,330
Fire Creek (16,17)	765	0.5	0.51	—	—	—	394	392	—	—	—
Fire Creek - Open Pit (16,22)	74,584	0.1	0.03	—	—	—	5,232	2,178	—	—	—
Hollister (16,18)	642	3.0	0.42	—	—	—	1,916	273	—	—	—
Midas (16,19)	1,232	6.3	0.50	—	—	—	7,723	615	—	—	—
Heva (20)	2,787	—	0.08	—	—	—	—	216	—	—	—
Hosco (20)	17,726	—	0.04	—	—	—	—	663	—	—	—
Star (21)	3,157	2.9	—	5.6	5.5	—	9,432	—	178,670	174,450	—
San Juan Silver (23)	3,594	10.7	0.01	1.4	1.1	—	40,716	36	51,750	40,800	—
Monte Cristo (24)	913	0.3	0.14	—	—	—	271	131	—	—	—
Rock Creek (25)	100,086	1.5	—	—	—	0.7	148,736	—	—	—	658,680
Montanore (26)	112,185	1.6	—	—	—	0.7	183,346	—	—	—	759,420
Total Inferred	339,200						491,105	5,646	608,480	499,700	1,421,430

(7)

The term "mineral resources" means a concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

(8)

The term "measured resources" means that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in this section, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.

(9)

The term "indicated resources" means that part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.

(10)

The term "inferred resources" means that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project, and may not be converted to a mineral reserve.

(11)

Mineral resources are based on $1,700/oz for gold, $21.00/oz for silver, $1.15/lb for lead, $1.35/lb for zinc and $3.00/lb for copper, unless otherwise stated.  Mineral resources are reported in-situ and are exclusive of mineral reserves.  Mineral resources are reported for all resource projects regardless of the percentage of total measured and indicated resource.  The Hosco Project is the only project, other than the mining operations, that contains more than 10% of the aggregate measured and indicated resources.

(12)

The resource NSR cut-off grades for Greens Creek are $215/ton for all zones at Greens Creek except the Gallagher Zone at $220/ton; metallurgical recoveries (actual 2021): 81% for silver, 72% for gold, 82% for lead and 90% for zinc.

(13)

The resource NSR cut-off grades for Lucky Friday are $170.18 for the 30 Vein, $184.97 for the Intermediate Veins and $207.15 for the Lucky Friday Vein; metallurgical recoveries (actual 2021): 95% for silver, 95% for lead and 90% for zinc.

(14)

The average resource cut-off grades at Casa Berardi are 0.089 oz/ton gold (3.06 g/tonne) for underground and 0.036 oz/ton (1.22 g/tonne) for open pit; metallurgical recovery (actual 2021): 85% for gold; USD/CAD exchange rate: 1:1.275.

(15)

 Indicated resources for most zones at San Sebastian based on $1,500/oz for gold, $21.00/oz for silver, $1.15/lb for lead, $1.35/lb for zinc and $3.00/lb for copper using a cut-off grade of $90.72/ton ($100/tonne); $1700/oz for gold used for Toro, Bronco, and Tigre zones. Metallurgical recoveries based on grade dependent recovery curves: recoveries at the mean resource grade average 89% for silver and 84% for gold for oxide material and 85% for silver, 83% for gold, 81% for lead, 86% for zinc, and 83% for copper for sulfide material. Resources reported at a minimum mining width of 8.2 feet (2.5m) for Middle Vein, North Vein, and East Francine, 6.5ft (1.98m) for El Toro, El Bronco, and El Tigre, and 4.9 feet (1.5 m) for Hugh Zone and Andrea.

(16)

Mineral resources for Fire Creek, Hollister and Midas are reported using $1,500/oz for gold and $21.00/oz for silver prices, unless otherwise noted. A minimum mining width is defined as four feet or the vein true thickness plus two feet, whichever is greater.

(17)	Fire Creek mineral resources are reported at a gold equivalent cut-off grade of 0.283 oz/ton. Metallurgical recoveries: 90% for gold and 70% for silver.

(18)	Hollister mineral resources, including the Hatter Graben are reported at a gold equivalent cut-off grade of 0.238 oz/ton. Metallurgical recoveries: 88% for gold and 66% for silver.

(19)

Midas mineral resources are reported at a gold equivalent cut-off grade of 0.237 oz/ton. Metallurgical recoveries: 90% for gold and 70% for silver. A gold-equivalent cut-off grade of 0.1 oz/ton and a gold price of $1,700/oz used for Sinter Zone with resources undiluted.

(20)

Measured, indicated and inferred resources at Heva and Hosco are based on $1,500/oz for gold. Resources are without dilution or material loss at a gold cut-off grade of 0.01 oz/ton (0.33 g/tonne) for open pit and 0.088 oz/ton (3.0 g/tonne) for underground. Metallurgical recovery: Heva: 95% for gold, Hosco: 88%for gold.

(21)

Indicated and Inferred resources at the Star property are reported using $21.00/oz for silver, $0.95/lb for lead, $1.10/lb for zinc, a minimum mining width of 4.3 feet and a cut-off grade of $100/ton; Metallurgical recovery: 93% for silver, 93% for lead and 87% for zinc.

(22)

Inferred open-pit resources for Fire Creek calculated November 30, 2017 using gold and silver recoveries of 65% and 30% for oxide material and 60% and 25% for mixed oxide-sulfide material. Indicated Resources reclassified as Inferred in 2019. Open pit resources are calculated at $1,400 for gold and $19.83 for silver and cut-off grade of 0.01 Au Equivalent oz/ton and is inclusive of 10% mining dilution and 5% ore loss. Open pit mineral resources exclusive of underground mineral resources.

(23)

Inferred resources reported at a minimum mining width of 6.0 feet for Bulldog and a cut-off grade of 6.0 equivalent oz/ton silver and 5.0 feet for Equity and North Amethyst vein at a cut-off grade of $50/ton and $100/ton; based on $1,400/oz for gold, $26.50/oz for silver, $0.85/lb for lead, and $0.85/lb for zinc. Metallurgical recoveries based on grade dependent recovery curves: recoveries at the mean resource grade average 88% for silver and 74% for lead for the Bulldog and a constant 85% for gold and 85% for silver for North Amethyst and Equity.

(24)

Inferred resource at Monte Cristo reported at a minimum mining width of 5.0 feet; resources based on $1,400/oz for gold, $26.50/oz for silver using a 0.06 oz/ton gold cut-off grade. Metallurgical recovery: 90% for gold and 90% for silver.

(25)

Inferred resource at Rock Creek reported at a minimum thickness of 15 feet and a cut-off grade of $24.50/ton NSR; Metallurgical recoveries: 88% for silver and 92% for copper. Resources adjusted based on mining restrictions as defined by USFS, Kootenai National Forest in the June 2003 'Record of Decision, Rock Creek Project'.

(26)

Inferred resource at Montanore reported at a minimum thickness of 15 feet and a cut-off grade of $24.50/ton NSR; Metallurgical recoveries: 88% for silver and 92% for copper. Resources adjusted based on mining restrictions as defined by USFS, Kootenai National Forest, Montana DEQ in December 2015 'Joint Final EIS, Montanore Project' and the February 2016 U.S Forest Service - Kootenai National Forest 'Record of Decision, Montanore Project'.

Individual Properties

MATERIAL OPERATING PROPERTIES

Greens Creek

We own 100% of the Greens Creek mine, located on Admiralty Island near Juneau in southeast Alaska at 58° 4’57.00”N Latitude, 134°37’57.40”W Longitude (WGS84). Admiralty Island is accessed by boat, float plane, or helicopter. On the island, the mine site and various surface facilities are accessed by 13 miles of all-weather gravel roads. The Greens Creek mine has been in production since 1989, with a temporary care and maintenance period from April 1993 through July 1996.  We report Greens Creek as a separate segment in our consolidated financial statements. See Note 4 of Notes to Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Greens Creek for information on its financial performance.

Greens Creek is classified as a volcanogenic massive sulfide deposit; the orebodies contain silver, zinc, gold and lead, and lie within the Admiralty Island National Monument, an environmentally sensitive area. The Greens Creek property includes 440 unpatented lode mining claims, 58 unpatented millsite claims, 17 patented lode claims and one patented millsite. In addition, the Greens Creek site includes properties under lease from the USFS for a road right-of-way, mine waste area and tailings storage facility. The USFS leases have varying expiration terms. Greens Creek also has title to mineral rights on 7,301 acres of federal land acquired through a land exchange with the USFS. We are currently exploring, but not mining, on such federal land. The claims and leases above comprise a total area of approximately 24 square miles.

Greens Creek consists of the mine, an ore concentrating mill, a tailings storage area, a ship-loading facility, camp facilities, a ferry dock, and other related infrastructure.  The map below illustrates the location and access to Greens Creek:

Greens Creek is an underground mine accessed by a ramp from surface which produces approximately 2,300 tons of ore per day. The primary mining methods are cut and fill and longhole stoping. The Greens Creek ore processing facility includes a SAG/ball mill grinding circuit to grind the run of mine ore to liberate the minerals and produce a slurry suitable for differential flotation of mineral concentrates.  A gravity circuit recovers free gold that exists as electrum, a gold/silver alloy in the ore.  Gravity concentrates are produced from this circuit prior to flotation. Three flotation concentrates are produced: a silver concentrate which contains most of the silver recovered; a zinc concentrate which is low in precious metals content; and a zinc-rich precious metals concentrate that contains gold, silver, zinc, and lead and must be marketed to a smelter utilizing an Imperial Smelting Furnace (ISF) which can simultaneously produce both zinc and lead.  Doré is produced from the gravity concentrate by a third-party processor and further refined and sold to precious metal traders.  The concentrate products are sold to a number of smelters and traders worldwide.  See Note 4 of Notes to Consolidated Financial Statements for information on the significant customers for Greens Creek’s products. Concentrates are shipped from the Hawk Inlet marine terminal about nine miles from the mill.

For more information, see Exhibit 96.1, the Technical Report Summary on the Greens Creek Mine, Alaska, U.S.A., prepared for the Company by the Qualified Person under Section 1300 of SEC Regulation S-K (“QP”), SLR International Corporation (“SLR”) with an effective date of December 31, 2021.

The employees at Greens Creek are employees of Hecla Greens Creek Mining Company, our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 464 employees at Greens Creek at December 31, 2021.

Underground definition and exploration drilling during 2021 focused on eight of the nine known mineralized zones on the property.

Planned activities to potentially add reserves in 2022 include approximately 80,000 feet of definition drilling in five zones and approximately 20,000 feet of exploration drilling in six zones.

As of December 31, 2021, we have recorded a $37.5 million asset retirement obligation for reclamation and closure costs. We maintained a $92.2 million reclamation and long-term water treatment bond for Greens Creek as of December 31, 2021.  The net book value of the Greens Creek property and its associated plant, equipment and mineral interests was approximately $538.9 million as of December 31, 2021. The vintage of the facilities at Greens Creek ranges from the 1980s to 2021.

The current mine plan at Greens Creek utilizes estimates of reserves and resources for approximately 13 years of production.

Information with respect to Greens Creek's production, cost of sales and other direct production costs and depreciation, depletion and amortization, average Cash Cost, After By-product Credits, Per Silver Ounce, All-In Sustaining Costs (“AISC”), After By-product Credits, Per Silver Ounce, and proven and probable ore reserves for the past three years is set forth in the following table.

	Years Ended December 31,
Production	2021	2020	2019
Ore milled (tons)	841,967	818,408	846,076
Silver (ounces)	9,243,222	10,494,726	9,890,125
Gold (ounces)	46,088	48,491	56,625
Zinc (tons)	53,648	56,814	56,805
Lead (tons)	19,873	21,400	20,112

Cost of sales and other direct production costs and depreciation, depletion and amortization	$213,113	$210,748	$209,355
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$(0.65)	$4.88	$1.74
AISC, After By-Product Credits, per Silver Ounce (1)	$3.19	$7.97	$5.76

Proven Ore Reserves(2,3,4,5)
Total tons	2,000	3,200	7,200
Silver (ounces per ton)	9.6	21.8	14.8
Gold (ounces per ton)	0.08	0.10	0.08
Zinc (percent)	4.5	7.8	5.4
Lead (percent)	1.7	3.7	2.6
Contained silver (ounces)	18,000	70,100	106,200
Contained gold (ounces)	100	300	600
Contained zinc (tons)	80	250	390
Contained lead (tons)	30	120	180

Probable Ore Reserves(2,3,4,5)
Total tons	11,074,000	8,975,100	10,713,400
Silver (ounces per ton)	11.3	12.4	12.2
Gold (ounces per ton)	0.09	0.09	0.09
Zinc (percent)	6.6	7.3	7.3
Lead (percent)	2.5	2.8	2.8
Contained silver (ounces)	125,201,000	111,333,300	130,791,300
Contained gold (ounces)	946,000	827,300	931,600
Contained zinc (tons)	725,830	652,170	778,020
Contained lead (tons)	282,220	254,840	305,010

Total Proven and Probable Ore Reserves(2,3,4,5)
Total tons	11,076,000	8,978,300	10,720,600
Silver (ounces per ton)	11.3	12.4	12.2
Gold (ounces per ton)	0.09	0.09	0.09
Zinc (percent)	6.6	7.3	7.3
Lead (percent)	2.5	2.8	2.8
Contained silver (ounces)	125,219,000	111,403,400	130,897,500
Contained gold (ounces)	946,100	827,600	932,200
Contained zinc (tons)	725,910	652,420	778,410
Contained lead (tons)	282,250	254,960	305,190

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

(2)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and smelter payables, and cash operating costs.  Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Greens Creek, the cutoff grade is expressed in terms of NSR, rather than metal grade.  The cut-off grade at Greens Creek is $215 per ton NSR for all zones except Gallagher, which has a cutoff grade of $220 per ton NSR. The cut-off grade calculations include costs associated with mining, processing, surface operations, environmental, general administrative, sustaining capital, and royalty charges, if any. Our estimates of proven and probable reserves are based on the following metals prices:

	December 31,
	2021	2020	2019
Silver (per ounce)	$17.00	$16.00	$14.50
Gold (per ounce)	$1,600	$1,300	$1,300
Lead (per pound)	$0.90	$0.90	$0.90
Zinc (per pound)	$1.15	$1.15	$1.15

(3)

Reserves are in-situ materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2021 reserve model assumes average total mill recoveries of 81% for silver, 72% for gold, 90% for zinc and 82% for lead.

(4)

The change in reserves in 2021 versus 2020 was due to due to data from new drill holes and changes in NSR coefficient changes and smelter terms, partially offset by continued depletion of the deposit through production. The change in reserves in 2020 versus 2019 was due to continued depletion of the deposit through production and limitations on drilling activities due to COVID-19.

(5)

Probable reserves at Greens Creek are based on average drill spacing of 50 to 100 feet. Proven reserves typically require that mining samples for the basis of the ore grade estimates used, while probable reserve grade estimates can be based entirely on drilling results.  The proven reserves reported for Greens Creek for 2021 represent stockpiled ore.

Information on in-situ mineral resources for the past three years is set forth in the following table.

	Years Ended December 31,
	2021	2020	2019
Measured Resources (1,2,3)
Total tons	—	296,500	75,800
Silver (ounces per ton)	—	12.9	12.5
Gold (ounces per ton)	—	0.11	0.09
Zinc (percent)	—	10.3	9.4
Lead (percent)	—	3.1	2.6
Silver (ounces)	—	3,836,800	948,600
Gold (ounces)	—	33,000	6,800
Zinc (tons)	—	30,500	7,140
Lead (tons)	—	9,310	2,000

Indicated Resources (1,2,3)
Total tons	8,355,000	8,598,500	8,568,600
Silver (ounces per ton)	12.8	12.9	11.7
Gold (ounces per ton)	0.10	0.10	0.10
Zinc (percent)	8.4	8.2	8.1
Lead (percent)	3.0	3.0	2.8
Silver (ounces)	106,670,300	110,843,800	100,186,600
Gold (ounces)	835,900	848,200	828,100
Zinc (tons)	701,520	708,520	691,750
Lead (tons)	250,040	256,790	242,010

Measured and Indicated Resources (1,2,3)
Total tons	8,355,000	8,895,000	8,644,400
Silver (ounces per ton)	12.8	12.9	11.7
Gold (ounces per ton)	0.10	0.10	0.10
Zinc (percent)	8.4	8.3	8.1
Lead (percent)	3.0	3.0	2.8
Silver (ounces)	106,670,300	114,680,600	101,135,200
Gold (ounces)	835,900	881,200	834,900
Zinc (tons)	701,520	739,020	698,890
Lead (tons)	250,040	266,100	244,010

Inferred Resources (1,2,3)
Total tons	2,151,700	1,766,700	1,848,100
Silver (ounces per ton)	12.8	13.2	13.7
Gold (ounces per ton)	0.08	0.08	0.09
Zinc (percent)	6.8	7.0	7.4
Lead (percent)	2.8	2.8	3.1
Silver (ounces)	27,507,500	23,370,400	25,393,300
Gold (ounces)	163,700	145,400	158,500
Zinc (tons)	146,020	123,480	135,880
Lead (tons)	60,140	49,670	56,670

(1)	Mineral resources are based on $1,700/oz for gold, $21.00/oz for silver, $1.15/lb for lead, $1.35/lb for zinc and are reported in-situ and exclusive of mineral reserves.

(2)

The resource NSR cut-off grades for Greens Creek are $215/ton for all zones except the Gallagher Zone at $220/ton; metallurgical recoveries (actual 2021): 81% for silver, 72% for gold, 82% for lead and 90% for zinc.

(3)

Measured resources were not defined for year-end 2021 given mining depletion or conversion of previously reported resources of this class in 2021; indicated resources for silver declined 4% from 2020 given conversion to mineral reserve given higher resource metal prices; inferred resources for silver increased 18% from 2020 given higher resource metal prices and additions from drilling.

Lucky Friday

Since 1958, we have wholly-owned and operated the Lucky Friday mine, a deep underground silver, lead and zinc mine located in the Coeur d’Alene Mining District in northern Idaho at 47°28'15.70”N Latitude, 115°47'0.44”W Longitude (WGS84). Lucky Friday is one-quarter mile east of Mullan, Idaho, and is adjacent to U.S. Interstate 90. We report Lucky Friday as a separate segment in our consolidated financial statements. See Note 4 of Notes to Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Lucky Friday for information on its financial performance.

The Lucky Friday mine is comprised of 710 acres consisting of 43 patented mining claims and fee lands and 535 acres consisting of 53 unpatented mining claims. We also own or control approximately 26 square miles of mineral interests, which include patented mining and millsite claims, fee lands, and unpatented mining claims, that are adjacent to the Lucky Friday mine property. Below is a map illustrating the location and access to Lucky Friday:

Access to the mining horizons from the surface is by shaft access. Once underground, trackless drifts and ramps are utilized to reach the mining areas. An internal, hoisting shaft was completed in 2017 to extend access at depth in the Gold Hunter area. The principal mining methods in use at Lucky Friday consist of underhand systems with integral paste fill and varying degrees of mechanization. In 2021, we tested and implemented the UCB mining method. The UCB method is a new, productive mining method developed by Hecla for proactive control of fault-slip seismicity in deep, high-stress, narrow-vein mining. The method uses bench drilling and blasting methods to fragment significant vertical and lateral extents of the vein beneath a top cut taken along the strike of the vein and under engineered backfill. The method is accomplished without the use of drop raises or lower mucking drives which may result in local stress concentrations and increased exposure to seismic events. Large blasts using up to 35,000 lbs. of pumped emulsion and programmable electronic detonators fragment up to 350 feet of strike length to a depth of approximately 30 feet. These large blasts proactively induce fault-slip seismicity at the time of the blast and shortly after it. This blasted corridor is then mined underhand for two cuts. As these cuts are mined, little to no blasting is done to advance them. Dilution is controlled by supporting the hanging wall and footwall as the mining progresses through the blasted ore. The entire cycle repeats and stoping advances downdip, under fill, and in a destressed zone. The method allows for greater control of fault-slip seismic events significantly improving safety. In conjunction, a notable productivity increase has been achieved by reducing seismic delays and utilizing bulk mining activities. In 2021, 86% of the tons mined were produced through the UCB method. The underhand cut and fill method was also utilized in 2021. Under this method, once a cut is taken along the strike of the vein, it is backfilled with cemented tailings and the next cut is accessed below from the ramp system. Both methods utilize rubber-tired equipment to access the veins through ramps developed outside of the ore body.

Ore at Lucky Friday is processed using a conventional lead/zinc flotation flowsheet, and the plant capacity currently is estimated at 1,000 tons per day. Ore was processed at an average rate of approximately 882 tons per day, and total mill recovery was approximately 95% for silver, 95% for lead and 90% for zinc during 2021.

For more information, see Exhibit 96.2, the Technical Report Summary on the Lucky Friday Mine, Idaho, U.S.A., prepared for the Company by the QP, SLR with an effective date of December 31, 2021.

At December 31, 2021, there were 353 employees at Lucky Friday. The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union is the bargaining agent for Lucky Friday’s 271 hourly employees as of December 31, 2021. The current labor agreement expires on January 6, 2023. Following a strike that started in March 2017 and ended in early January 2020, re-staffing of the mine and ramp-up activities were completed during 2020, with a return to full production starting in the fourth quarter of 2020.

As of December 31, 2021, we have recorded a $13.5 million asset retirement obligation for reclamation and closure costs. The net book value of the Lucky Friday property and its associated plant, equipment and mineral interests was approximately $498.6 million as of December 31, 2021. The vintage of the facilities at Lucky Friday ranges from the 1950s to 2021.

The current mine plan at Lucky Friday utilizes estimates of reserves and resources for approximately 14 years of production.

Information with respect to the Lucky Friday’s production, cost of sales and other direct production costs and depreciation, depletion and amortization, average Cash Cost, After By-product Credits, Per Silver Ounce, AISC, After By-product Credits, Per Silver Ounce, and proven and probable in -situ ore reserves for the past three years is set forth in the table below.

	Years Ended December 31,
Production	2021	2020	2019
Ore milled (tons)	321,837	179,208	57,091
Silver (ounces)	3,564,128	2,031,874	632,944
Lead (tons)	23,137	12,727	4,098
Zinc (tons)	9,969	6,298	2,052

Cost of sales and other direct production costs and depreciation, depletion and amortization	$97,538	$56,706	$16,621
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$6.60	$9.34	$—
AISC, After By-product Credits, Per Silver Ounce (1)	$14.34	$18.22	$—

Proven Ore Reserves(2,3,4)
Total tons	4,691,000	4,392,500	4,184,700
Silver (ounces per ton)	13.9	14.2	15.4
Lead (percent)	8.4	8.8	9.6
Zinc (percent)	3.4	4.1	4.1
Contained silver (ounces)	65,313,000	62,290,100	64,505,700
Contained lead (tons)	395,290	386,210	401,020
Contained zinc (tons)	159,360	180,060	172,880

Probable Ore Reserves(2,3,4)
Total tons	765,000	1,371,900	1,386,300
Silver (ounces per ton)	12.3	10.7	11.4
Lead (percent)	7.5	7.2	7.6
Zinc (percent)	2.8	3.9	3.7
Contained silver (ounces)	9,386,000	14,701,600	15,815,400
Contained lead (tons)	57,160	99,170	104,720
Contained zinc (tons)	21,650	53,190	50,640

Total Proven and Probable Ore Reserves(2,3,4)
Total tons	5,456,000	5,764,400	5,571,000
Silver (ounces per ton)	13.7	13.4	14.4
Lead (percent)	8.3	8.4	9.1
Zinc (percent)	3.3	4.0	4.0
Contained silver (ounces)	74,699,000	76,991,700	80,321,100
Contained lead (tons)	452,450	485,380	505,740
Contained zinc (tons)	181,010	233,250	223,520

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

(2)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and smelter payables, and cash operating costs. Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at Lucky Friday, the cutoff grade is expressed in terms of NSR, rather than metal grade. The cutoff grade at Lucky Friday is $208 per ton NSR. The cut-off grade calculations include costs associated with mining, processing, surface operations, environmental, general administrative, and sustaining capital. Our estimates of proven and probable reserves are based on the following metals prices:

	December 31,
	2021	2020	2019
Silver (per ounce)	$17.00	$16.00	$14.50
Lead (per pound)	$0.90	$0.90	$0.90
Zinc (per pound)	$1.15	$1.15	$1.15

(3)

Reserves are in-situ materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2021 reserve model assumes average total mill recoveries of 95% for silver, 95% for lead and 90% for zinc.

(4)

The change in reserves in 2021 from 2020 was due to inclusion of definition drilling information, partially offset by depletion of the deposit through production. The change in reserve in 2020 from 2019 was due to inclusion of definition drilling information, partially offset by depletion of the deposit through production.

Information on in-situ mineral resources for the past three years is set forth in the following table.

	Years Ended December 31,
	2021	2020	2019
Measured Resources (1,2,3)
Total tons	8,652,490	9,007,400	8,060,400
Silver (ounces per ton)	7.6	7.6	7.5
Lead (percent)	4.9	4.8	4.8
Zinc (percent)	2.5	2.4	2.6
Silver (ounces)	65,752,280	68,542,900	60,787,600
Lead (tons)	425,096	430,950	385,040
Zinc (tons)	213,478	218,740	210,730

Indicated Resources (1,2,3)
Total tons	1,840,500	2,274,900	2,720,000
Silver (ounces per ton)	7.6	7.8	8.0
Lead (percent)	5.1	5.3	5.1
Zinc (percent)	2.4	2.2	2.4
Silver (ounces)	14,010,000	17,843,500	21,640,800
Lead (tons)	93,140	120,390	138,620
Zinc (tons)	44,120	50,970	65,930

Measured and Indicated Resources (1,2,3)
Total tons	10,492,990	11,282,300	10,780,400
Silver (ounces per ton)	7.6	7.7	7.6
Lead (percent)	4.9	4.9	4.9
Zinc (percent)	2.5	2.4	2.6
Silver (ounces)	79,762,280	86,386,400	82,428,400
Lead (tons)	518,236	551,340	523,660
Zinc (tons)	257,598	269,710	276,660

Inferred Resources (1,2,3)
Total tons	5,376,900	3,068,600	3,049,600
Silver (ounces per ton)	7.8	8.3	8.6
Lead (percent)	5.8	6.3	6.2
Zinc (percent)	2.4	2.7	2.7
Silver (ounces)	41,871,500	25,359,400	26,155,200
Lead (tons)	311,850	192,200	190,500
Zinc (tons)	129,600	83,350	82,250

(1)	Mineral resources are based on $21.00/oz for silver, $1.15/lb for lead, $1.35/lb for zinc and are reported in-situ and exclusive of mineral reserves.

(2)

The resource NSR cut-off grades for Lucky Friday are $170.18 for the 30 Vein, $184.97 for the Intermediate Veins and $207.15 for the Lucky Friday Vein; metallurgical recoveries (actual 2021): 95% for silver, 95% for lead and 90% for zinc. The cut-off grade calculations include costs associated with mining, processing, surface operations, environmental, general administrative, and sustaining capital.

(3)

Measured and indicated resources for silver declined 8% from 2020 given conversion to mineral reserves given higher resource metal prices; inferred resources increased 65% from 2020 given higher resource metal prices and additions in the upper portions of the 30 Vein previously not reported.

Casa Berardi

Since June 2013, we have owned and operated 100% of Casa Berardi, located 95 kilometers north of La Sarre in the Abitibi Region of northwestern Quebec, Canada at 49°34'0.72”N Latitude, 79°15'56.05”W Longitude (WGS84). The property borders Ontario to the west and covers parts of Casa Berardi, Dieppe, Raymond, D'Estrees, and Puiseaux townships. We report Casa Berardi as a separate segment in our consolidated financial statements. See Note 4 of Notes to Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Casa Berardi for information on its financial performance.

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

The ore at Casa Berardi is extracted using a combination of underground and open pit mining methods. The mill utilizes a combination of gravity recovery for coarse gold and cyanidation for fine gold. The ore is crushed and ground to produce a slurry suitable for the subsequent recovery processes. Crushing and grinding is accomplished by a jaw crusher followed by a SAG mill and ball mill. Coarse gold reports to the gravity circuit consisting of Knelson concentrators followed by high intensity leaching and electrowinning. Fine gold reports to the cyanide leach train. Due to the presence of naturally occurring organic carbon in the ore, the Carbon-In-Leach (“CIL”) approach is used in a cyanidation circuit. Gold is adsorbed onto carbon in the leach train and later desorbed for electrowinning. Sludge from the electrowinning cells is melted in a furnace to produce doré, the final product produced at Casa Berardi. In 2021, the mill processed 1,528,246 tons, for an average of 4,187 tons per day.

For more information, see Exhibit 96.3, the Technical Report Summary on the Casa Berardi Mine, Northwestern Québec, Canada, prepared for the Company by the QP, SLR with an effective date of December 31, 2021.

The employees at Casa Berardi are employees of Hecla Quebec Inc., our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 675 employees at Casa Berardi at December 31, 2021. We also utilize third-party contractors, which use their employees and equipment, for some of the mining activities at Casa Berardi.

The current mine plan at Casa Berardi utilizes estimates of reserves and resources for approximately 13 years of production, and includes anticipated production from the underground and open pit mine areas.

In-stope and definition underground drilling during 2021 concentrated within the East Mine and West Mine areas to refine orebody shapes and gold grade distributions for mine planning and reserves. Underground exploration drilling in the West Mine focused on expanding mineralization down-plunge and testing extensions to the west and to the east of each zone. Drilling in the East Mine tested extensions of high grade mineralization down plunge and to the east. Surface definition and exploration drilling focused on defining and expanding mineralization within and near the future open pits.

The currently contemplated underground in-stope and definition drilling programs for 2022 are expected to further evaluate current production zones to refine orebody shapes and gold grade distributions for mine planning and reserves. Surface definition drilling planned for 2022 is expected to focus on 134 zone, defining and expanding mineralization between the proposed 134 pit and the Principal pit. Exploration drilling from underground is currently expected to evaluate extensions of mineralization in the East Mine and West Mine zones, while surface drilling is expected to evaluate extensions up plunge, at depth and along strike of the known mineral zones.

The net book value of the Casa Berardi property and its associated plant, equipment and mineral interests was approximately $640.4 million as of December 31, 2021. As of December 31, 2021, we have recorded a $12.5 million asset retirement obligation for reclamation and closure costs. We maintain a surety bond as financial guarantee for future reclamation and closure work.

Information with respect to the Casa Berardi’s production, cost of sales and other direct production costs and depreciation, depletion and amortization, average Cash Cost, After By-product Credits, Per Gold Ounce, AISC, After By-product Credits, Per Gold Ounce, and proven and probable in-situ ore reserves for the past three years is set forth in the table below.

	Year Ended December 31,
Production	2021	2020	2019
Ore milled (tons)	1,528,246	1,283,701	1,378,065
Gold (ounces)	134,511	121,492	134,409
Silver (ounces)	33,571	24,142	31,540

Cost of sales and other direct production costs and depreciation, depletion and amortization	$229,829	$194,414	$209,615
Cash Cost, After By-product Credits, Per Gold Ounce (1)	$1,125	$1,131	$1,051
AISC, After By-product Credits, Per Gold Ounce (1)	$1,399	$1,436	$1,354

Proven Ore Reserves(2,3,4)
Total tons	5,686,000	5,474,900	6,847,000
Gold (ounces per ton)	0.10	0.10	0.09
Contained gold (ounces)	596,000	567,400	603,500

Probable Ore Reserves(2,3,4)
Total tons	15,066,000	11,295,600	13,780,400
Gold (ounces per ton)	0.08	0.09	0.08
Contained gold (ounces)	1,187,000	974,600	1,114,300

Total Proven and Probable Ore Reserves(2,3,4)
Total tons	20,752,000	16,770,500	20,627,400
Gold (ounces per ton)	0.09	0.09	0.08
Contained gold (ounces)	1,783,000	1,542,000	1,717,800

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

(2)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve metals price assumptions, anticipated mill recoveries and refiner payables, and cash operating costs.  The cutoff grade at Casa Berardi is assumed to be 0.101 ounces per ton for underground reserves and 0.037 ounces per ton for open pit reserves.  Our estimates of proven and probable reserves are based on the prices of $1,600 per gold ounce for 2021 and $1,300 per gold ounce for 2020 and 2019.

(3)

Reserves are in-situ materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. The 2021 reserve model assumes average total mill recoveries for gold of approximately 85% for reserves.

(4)

The change in reserves in 2021 compared to 2020 resulted from inclusion of definition drilling information, partially offset by depletion of the deposit through production. The change in 2020 compared to 2019 resulted from depletion of the deposit through production, partially offset by inclusion of definition drilling information.

Information on in-situ mineral resources for the past three years is set forth in the following table.

	Years Ended December 31,
	2021	2020	2019
Measured Resources (1,2,3)
Total tons	2,368,200	3,055,300	2,033,600
Gold (ounces per ton)	0.15	0.13	0.13
Gold (ounces)	355,200	401,600	276,500

Indicated Resources (1,2,3)
Total tons	5,396,100	7,045,500	7,804,400
Gold (ounces per ton)	0.13	0.12	0.10
Gold (ounces)	699,200	846,900	786,000

Measured and Indicated Resources (1,2,3)
Total tons	7,764,300	10,100,800	9,838,000
Gold (ounces per ton)	0.14	0.12	0.11
Gold (ounces)	1,054,400	1,248,500	1,062,500

Inferred Resources (1,2,3)
Total tons	10,125,800	11,676,100	14,209,000
Gold (ounces per ton)	0.08	0.08	0.07
Gold (ounces)	790,500	952,600	968,900

(1)	Mineral resources are based on $1,700/oz for gold and a USD/CAD exchange rate: 1:1.275 and are reported in-situ and exclusive of mineral reserves.

(2)

The average resource cut-off grades at Casa Berardi are 0.089 oz/ton gold (3.06 g/tonne) for underground and 0.036 oz/ton (1.22 g/tonne) for open pit; metallurgical recovery (actual 2021): 85% for gold.

(3)	Mineral resources decreased 15% overall from 2020 given mining depletion and conversion to mineral reserves due to higher resource metal prices.

Internal Controls

Exploration and development drilling programs are performed using Industry Standard quality control methods for drilling, sampling, and analytical procedures. Standard operating procedure manuals for geology logging, sampling, and assaying are kept at the operations and updated as required. A secure sample chain-of-custody is established to promote the security of samples during transport from the projects to the analytical facilities. All primary analytical laboratories are ISO 9001 certified and sample preparation and analytical procedures are Industry Standard methods for the metals of interest.

Sample batches sent for analysis are controlled by a system of reference samples of known grade inserted into the sample stream and other control samples. Coarse and fine ‘blank,’ sterile, sample materials are used to monitor contamination at the sample preparation and analytical stages; Standard Reference Materials (“SRM”) of known grades are used to measure accuracy of the analytical results; and pulp duplicate samples and coarse reject duplicate samples are used to monitor precision of the analytical results. Blanks and SRM are inserted according to the analytical batch size and overall number of samples but normally result in a 1:10 to 1:20 insertion rate. Duplicate samples are inserted or requested using a similar 1:10 to 1:20 inclusion rate. As a final measure of assay quality, 5% to 10% of the original samples are sent to a second analytical laboratory for check analysis. Periodically, the Company retains experts to perform audits of the commercial laboratories used in the United States, Mexico and Canada.

The main operating properties store data in SQL-based relational database utilities with built-in logic checks that are implemented as new data is imported. Accurate data entry into the database is confirmed by verification upon data entry/import and again before use in final geology interpretation and resource modeling with checks of new data collected during yearly drilling programs.

Geology and mineral control interpretations, grade estimation parameters, grade and density models, reserve estimation parameters, and modifying factors are peer reviewed within the company. Resource grade models are validated using Industry Standard methods and appropriate documentation and reporting are completed to summarize methods and results. All resource and reserve tabulations at the operations are approved by the local management, with their own sets of controls, and then are compiled by the corporate office which also performs its own set of checks on the final numbers.

All personnel responsible for the management of mineral resource and mineral reserve modeling and approval and reporting of mineral resource and mineral reserve statements are Qualified Persons with relevant experience in the type of mineralization and deposit under consideration and in the specific type of activity undertaken for the company. All are eligible members or licensees in good standing of a recognized professional organization based on their academic qualifications and experience and comply with professional standards of competence and ethics. Hecla encourages continuing professional development and training for current Qualified Persons as well as others in the company to develop other Qualified Persons within the various departments.

As projects advance toward development and production, data density and the geological understanding of the mineral deposit increases. The Company’s internal controls limit some risk in the resource estimation process, but there is inherent risk in resource modeling due to mineral deposit heterogeneity, sample size and distribution, mining style and mining factor assumptions, and mineral processing issues. Independent audits of reserve models from an outside specialist are arranged on a periodic basis for an operating property. The senior technical staff can also determine when changes in mineral resource and reserve models or negative mine reconciliations are material and recommend internal or external auditing of the models and modifying factors.

Item 3. Legal Proceedings

For a discussion of our legal proceedings, see Note 15 of Notes to Consolidated Financial Statements.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the New York Stock Exchange, Inc. under the symbol “HL.” As of February 17, 2022, there were 3,099 stockholders of record of our common stock.

The following table provides information as of December 31, 2021 regarding our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
2010 Stock Incentive Plan	—	N/A	14,857,886
Stock Plan for Non-Employee Directors	—	N/A	2,269,269
Key Employee Deferred Compensation Plan	—	N/A	1,665,037
Total	—	N/A	18,792,192

See Note 12 of Notes to Consolidated Financial Statements for information regarding the above plans.

For the years 2021, 2020 and 2019, we issued shares of our common stock on multiple occasions to three of our employee benefit plans in order to fund our obligations under those plans. Each issuance was made pursuant to an exemption from registration under the Securities Act pursuant to Section 4(a)(2) of that Act, followed by the filing of a shelf registration statement on SEC Form S-3 allowing for the public resales of those shares. We did not receive any cash proceeds from any of the above issuances of shares of common stock. The issuances were as follows:

Date	Purchaser	Number of Shares	Value of Shares at Issuance ($)
September 22, 2021	Hecla Mining Company Retirement Plan Trust (“Hecla Plan”)	900,000	$4.9 million
	Lucky Friday Pension Plan Trust (“Lucky Friday Plan”)	100,000	$0.5 million
January 27, 2021	Hecla Mining Company Pre-2005 Supplemental Excess Retirement Plan and the Hecla Mining Company Post-2004 Supplemental Excess Retirement Plan	3,500,000	$16.8 million
November 20, 2020	Hecla Plan	554,455	$2.8 million
	Lucky Friday Plan	89,109	$0.5 million
August 18, 2020	Hecla Plan	1,653,160	$10.0 million
	Lucky Friday Plan	405,186	$2.4 million
April 9, 2020	Hecla Plan	119,048	$0.3 million
	Lucky Friday Plan	47,619	$0.1 million
May 17, 2019	Hecla Plan	1,754,967	$2.7 million
	Lucky Friday Plan	629,140	$1.0 million

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

The following performance graph compares the performance of our common stock during the period beginning December 31, 2016 and ending December 31, 2021 to the S&P 500 and the S&P 500 Gold Index. The graph assumes a $100 investment in our common stock and in each of the indexes at the beginning of the period, and a reinvestment of dividends paid on such investments on a quarterly basis throughout the period.

Date	Hecla Mining	S&P 500	S&P 500 Gold Index
December 2016	$100.00	$100.00	$100.00
December 2017	$75.92	$121.83	$110.90
December 2018	$45.28	$116.49	$104.09
December 2019	$65.40	$153.17	$135.86
December 2020	$125.47	$181.35	$190.60
December 2021	$101.66	$233.41	$204.74

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

On May 8, 2012, we announced that our board of directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions. See Note 12 of Notes to Consolidated Financial Statements for more information. We made no purchases of our outstanding common stock during the year ended December 31, 2021.

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Hecla Mining Company and its subsidiaries (collectively the “Company,” “our,” or “we”). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of these measures, please see “Non-GAAP Financial Performance Measures” at the end of this item. This item should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in this annual report.

Overview

Established in 1891, we believe we are the oldest operating precious metals mining company in the United States. We are the largest silver producer in the United States, producing over 40% of the U.S. silver at our Greens Creek and Lucky Friday operations. We produce gold at our Casa Berardi operation in Quebec, Canada, and Greens Creek, and at our Nevada Operations segment until suspension of production there during 2021. We also produced silver and gold at San Sebastian in Mexico, which was considered an operating segment prior to 2021. Production ceased in the fourth quarter of 2020, and exploration activities are currently ongoing. San Sebastian's activity for all periods presented in this Annual Report on Form 10-K is included in "other". Based upon our geographic footprint, we believe we have low political and economic risk compared to other mines located in other parts of the world. Our exploration interests are also located in the United States, Canada and Mexico, and are primarily located in historical mining districts. Our operating and strategic framework is based on expanding our production and locating and developing new resource potential in a safe and responsible manner.

2021 Highlights

Operational:

•

Produced 12.9 million ounces of silver and 201,327 ounces of gold. See Consolidated Results of Operations below for information on cost of sales and other direct production costs and depreciation, depletion and amortization and cash costs and AISC, after by-product credits, per silver and gold ounce for 2021, 2020 and 2019.

•	Achieved record throughput at Casa Berardi and gold production of 134,511 ounces, as our mill optimization efforts delivered results.

•

Developed the UCB mining method at Lucky Friday, which was utilized for approximately 86% of the tons mined in 2021 and assisted in the improvement of silver production at Lucky Friday by 75% compared to 2020.

•

Continued our trend of strong safety performance, as our All Injury Frequency Rate (“AIFR”) for 2021 was 1.45, 40% below the U.S. national average for MSHA's “metal and nonmetal” category and within 15% of the 1.22 in 2020, which was the lowest level in our history.

•

Continued mitigation of the impacts of COVID-19 through the encouragement of vaccinations as they became available in the geographic locations where we operate and refinement of our operational plans and procedures to protect our workforce, operations and communities while maintaining liquidity.

•

Purchased 300,000 tonnes of carbon offset credits for a total cost of $0.9 million, of which 76,000 tonnes were retired in order for us to be carbon neutral in 2021, leaving an inventory of carbon credits for future retirement to remain carbon neutral in the near term.

Financial:

•	Reported sales of products of $807.5 million, the highest in our history, reflecting a full year's production from Lucky Friday.

•	Generated $220.3 million in net cash provided by operating activities, the second highest in our history. See the Financial Liquidity and Capital Resources section below for further discussion.

•

Reduced the minimum realized silver price threshold of our common stock dividend to $20 from $25 per ounce and added $0.01 per share to the annual silver-linked component, our third dividend increase since June 2020. During 2021, we returned $20.7 million, or 19% of free cash flows to our shareholders.

•

Made capital expenditures (excluding lease additions and other non-cash items) of approximately $109.0 million, including $49.6 million at Casa Berardi, $23.9 million at Greens Creek, $29.9 million at Lucky Friday, and $5.5 million at the Nevada Operations.

•

Generated $111.3 million in free cash flow with all operations contributing positively. A reconciliation of the non-GAAP measure free cash flow to net cash provided by operating activities, the nearest GAAP measure, is included in the Reconciliation of Cash Flows From Operating Activities (GAAP) to Free Cash Flow (Non-GAAP) section below.

•

Spent a record $47.9 million on exploration and pre-development activities, which increased our total reserves for silver by approximately 11.5 million ounces, or 6%, and for gold by approximately 330,000 ounces, or 14%. Total measured and indicated resources decreased by 9% for silver (from its record level in 2020) and by 6% for gold, reflecting conversions to reserves during the year. Total inferred resources increased by 8% for silver and 2% for gold.

•	Released $58.4 million of valuation allowance on our deferred tax assets, reflecting our current expectation of utilizing these tax assets.

•

Achieved the above while increasing our cash balance to $210.0 million, which was $80.2 million higher than at December 31, 2020, with no amount drawn on our revolving credit facility, as of December 31, 2021.

Our average realized silver, gold, lead and zinc prices increased in 2021 compared to 2020. Average realized prices for silver and gold were higher, with prices for lead and zinc lower, in 2020 compared to their annual averages in 2019. See the Consolidated Results of Operations section below for information on our average realized metals prices for 2021, 2020 and 2019. Lead and zinc represent important by-products at our Greens Creek and Lucky Friday segments, and gold is also a significant by-product at Greens Creek.

See the Consolidated Results of Operations section below for a discussion of the factors impacting income applicable to common stockholders for the three years ended December 31, 2021, 2020 and 2019.

Key Issues Impacting our Business

We seek to achieve our long-term objective of generating financial returns, improving operating performance, and expanding our proven and probable reserves and mineral resources by operating, developing and acquiring long-lived, low-cost mines with large land positions in politically stable jurisdictions. Our strategic plan requires that we manage multiple challenges and risks inherent in conducting mining, development, exploration and metal sales at multiple locations.

We develop our strategic plans in the context of significant uncertainty about future availability of ore to mine and process. To sustain operations, we must find new opportunities that require many years and substantial expenditures from discovery to production. We approach this challenge by investing in exploration and capital in districts with known mineralization. There can be no assurance that we will be able to obtain the permits required to develop or otherwise move forward with exploration projects such as Rock Creek and Montanore. See Item 1A. Risk Factors - Legal challenges could prevent the Rock Creek or Montanore projects from ever being developed.

We strive to achieve excellent mine safety and health performance. We seek to implement this goal by: training employees in safe work practices; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; involving employees in the establishment of safety standards; and participating in the National Mining Association’s CORESafety program. We seek to implement reasonable best practices with respect to mine safety and emergency preparedness. We respond to issues outlined in investigations and inspections by MSHA, the Commission of Labor Standards, Pay Equity and Occupational Health and Safety in Quebec, and the Mexico Ministry of Economy and Mining and continue to evaluate our safety practices. There can be no assurance that our practices will mitigate or eliminate all safety risks. Achieving and maintaining compliance with regulations will be challenging and may increase our operating costs. See Item 1A. Risk Factors - We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law.

The COVID-19 pandemic continued to impact our operational practices in 2021, following its outbreak in 2020, as we continue to incur incremental costs and modify our operational plans to keep our workforce safe. In 2020, the pandemic adversely impacted our expected production of gold at Casa Berardi and exploration drilling at Greens Creek. We incurred additional costs of approximately $2.3 million in 2020. During 2021 we incurred incremental costs of $2.4 million at Casa Berardi and $1.0 million at Greens Creek in response to COVID-19. See each segment section below for information on how those operations have been impacted by COVID-19. To mitigate the impact of COVID-19, we have taken precautionary measures, including implementing operational plans and practices and increasing our cash reserves. As long as they are required, the operational practices implemented could continue to have an adverse impact on our operating results due to additional costs or deferred production and revenues. There is uncertainty related to the potential additional impacts COVID-19 and any subsequent variants could have on our operations and financial results for 2022. See Item IA. Risk Factors - Natural disasters, public health crises (including COVID-19), political crises, and other catastrophic events or other events outside of our control may materially and adversely affect our business or financial results and The COVID-19 virus pandemic may heighten other risks for information on how restrictions related to COVID-19 have recently affected some of our operations.

Another risk involves metals prices, over which we have no control except, on a limited basis, through the use of derivative contracts. As discussed in the Critical Accounting Estimates section below, metals prices are influenced by a number of factors beyond our control. While we believe global economic and industrial trends could result in continued demand for the metals we produce, prices have been volatile and there can be no assurance that current prices will continue.

Volatility in global financial markets poses a significant challenge to our ability to access credit and equity markets, should we need to do so, and to predict sales prices for our products.  We utilize forward contracts to manage exposure to declines in the prices of (i) silver, gold, zinc and lead contained in our concentrates that have been shipped but have not yet settled, and (ii) the zinc and lead content that we forecast in future concentrate shipments. In addition, we have $210.0 million of cash and cash equivalents and a $250 million revolving credit agreement, of which $17.3 million was used as of December 31, 2021 for letters of credit, leaving approximately $233.0 million available for borrowing.

We had total long-term debt as of December 31, 2021 of $508.1 million, comprised of (i) our Senior Notes having total principal of $475 million which are due in 2028 and bear interest at a rate of 7.25% per year and (ii) our Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”) issued to Investissement Québec, a financing arm of the Québec government, which have total principal of CAD$48.2 million and bear interest at a rate of 6.515%. See Note 9 of Notes to Consolidated Financial Statements for more information on our debt arrangements. As discussed in the Financial Liquidity and Capital Resources section below, we believe that we will be able to meet the obligations associated with the Senior Notes, IQ Notes and amounts drawn on our revolving credit facility in the future, if any; however, a number of factors could impact our ability to meet the debt obligations and fund our other projects. See Item 1A. Risk Factors - We have a substantial amount of debt that could impair our financial health and prevent us from fulfilling our obligations under our existing and future indebtedness.

Another challenge for us is the risk associated with environmental litigation and ongoing reclamation activities. As described Item 1A. Risk Factors and in Note 15 of Notes to Consolidated Financial Statements, it is possible that our estimate of these liabilities may change in the future, affecting our strategic plans. We are involved in various environmental legal matters and the estimate of our environmental liabilities and liquidity needs, as well as our strategic plans, may be significantly impacted as a result of these matters or new matters that may arise. For example, the Rock Creek project received an adverse court decision in April 2021 which has delayed our strategic plan to permit, develop or operate that project. Overall, we strive for compliance with applicable laws and regulations and attempt to resolve environmental litigation on terms as favorable to us as possible.

Reserve and resource estimation is a major risk inherent in mining. Our reserve and resource estimates, which underly (i) our mining and investment plans, (ii) the valuation of a significant portion of our long-term assets and (iii) depreciation, depletion and amortization expense, may change based on economic factors and actual production experience. Until ore is mined and processed, the volumes and grades of our reserves and resources must be considered as estimates. Our reserves are depleted as we mine. Reserves and resources can also change as a result of changes in economic and operating assumptions. See Item 1A. Risk Factors - Our ore reserve and resource estimates may be imprecise.

Consolidated Results of Operations

Sales of products by metal for the years ended December 31, 2019, 2020 and 2021, and the approximate variances attributed to differences in metals prices, sales volumes and smelter terms, were as follows:

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
2019	$192,235	$388,602	$125,433	$(33,004)	$673,266
Variances - 2020 versus 2019:
Price	53,625	70,219	(14,208)	453	110,089
Volume	14,367	(102,655)	32,616	(8,106)	(63,778)
Smelter terms				(27,704)	(27,704)
2020	260,227	356,166	143,841	(68,361)	691,873
Variances - 2021 versus 2020:
Price	43,420	6,483	49,028	49	98,980
Volume	(10,001)	(612)	7,854	869	(1,890)
Smelter terms				18,510	18,510
2021	$293,646	$362,037	$200,723	$(48,933)	$807,473

Average market and realized metals prices for 2021, 2020 and 2019 were as follows:

		Average price for the year ended December 31,
		2021	2020	2019
Silver —	London PM Fix ($/ounce)	$25.17	$20.51	$16.20
	Realized price per ounce	25.24	21.15	16.65
Gold —	London PM Fix ($/ounce)	1,800	1,770	1,392
	Realized price per ounce	1,796	1,757	1,413
Lead —	LME Final Cash Buyer ($/pound)	1.00	0.83	0.91
	Realized price per pound	1.03	0.84	0.91
Zinc —	LME Final Cash Buyer ($/pound)	1.36	1.03	1.16
	Realized price per pound	1.44	1.03	1.14

Average realized prices differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices. Due to the time elapsed between shipment of concentrates and final settlement with customers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement. We recorded net positive price adjustments to provisional settlements of $9.3 million, $8.0 million and $0.6 million in 2021, 2020 and 2019, respectively. The price adjustments related to silver, gold, zinc and lead contained in our concentrate sales were largely offset by gains and losses on forward contracts for those metals for each year (see Note 10 of Notes to Consolidated Financial Statements for more information).  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in products sold during the period.

Total metals production and sales volumes for each period are shown in the following table:

		Year Ended December 31,
		2021	2020	2019
Silver -	Ounces produced	12,887,240	13,542,957	12,605,234
	Payable ounces sold	11,633,802	12,305,917	11,548,373
Gold -	Ounces produced	201,327	208,962	272,873
	Payable ounces sold	201,610	202,694	275,060
Lead -	Tons produced	43,010	34,127	24,210
	Payable tons sold	36,707	29,108	19,746
Zinc -	Tons produced	63,617	63,112	58,857
	Payable tons sold	43,626	46,349	39,381

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

Sales, total cost of sales, gross profit, Cash Cost, After By-product Credits, per Ounce (“Cash Cost”) (non-GAAP) and All-In Sustaining Cost, After By-product Credits, per Ounce (“AISC”) (non-GAAP) at our operations for 2021, 2020 and 2019 were as follows (in thousands, except for Cash Cost and AISC):

	Silver				Gold
	Greens Creek	Lucky Friday	Other (4)	Total Silver (2)	Casa Berardi	Nevada Operations	Total Gold
2021:
Sales	$384,843	$131,488	$176	$516,507	$245,152	$45,814	$290,966
Cost of sales and other direct production costs and depreciation, depletion and amortization	(213,113)	(97,538)	(247)	(310,898)	(229,829)	(48,945)	(278,774)
Gross profit	$171,730	$33,950	$(71)	205,609	$15,323	$(3,131)	$12,192
Cash Cost, After By-product Credits, per Silver or Gold Ounce (1)	$(0.65)	$6.60		$1.37	$1,125	$1,137	$1,127
AISC, After By-product Credits, per Silver or Gold Ounce (1)	$3.19	$14.34		$9.19	$1,399	$1,211	$1,374
2020:
Sales	$327,820	$63,025	$32,906	$423,751	$209,224	$58,898	$268,122
Cost of sales and other direct production costs and depreciation, depletion and amortization (3)	(210,748)	(56,706)	(24,104)	(291,558)	(194,414)	(44,801)	(239,215)
Gross profit (loss)	$117,072	$6,319	$8,802	132,193	$14,810	$14,097	$28,907
Cash Cost, After By-product Credits, per Silver or Gold Ounce (1)	$4.88	$9.34		$5.18	$1,131	$716	$1,045
AISC, After By-product Credits, per Silver or Gold Ounce (1)	$7.97	$18.22		11.37	$1,436	$787	$1,302
2019:
Sales	$299,722	$16,621	$56,210	$372,553	$192,944	$107,769	$300,713
Cost of sales and other direct production costs and depreciation, depletion and amortization (3)	(209,355)	(16,621)	(50,509)	(276,485)	(209,615)	(153,336)	(362,951)
Gross profit (loss)	$90,367	$—	$5,701	$96,068	$(16,671)	$(45,567)	$(62,238)
Cash Cost, After By-product Credits, per Silver or Gold Ounce (1)	$1.74	$—		$2.73	$1,051	$1,096	$1,066
AISC, After By-product Credits, per Silver or Gold Ounce (1)	$5.76	$—		$9.93	$1,354	$1,527	$1,411

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

(3)

See Note 3 of Notes to Consolidated Financial Statements for information on revisions to amounts previously reported for cost of sales and other direct production costs and depreciation, depletion and amortization.

(4)	Includes results for San Sebastian, which was an operating segment prior to 2021.

While revenue from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product of Greens Creek and Lucky Friday is appropriate because:

•	silver has historically accounted for a higher proportion of revenue than any other metal and is expected to do so in the future;
•

we have historically presented each of these mines as a primary silver producer, based on the original analysis that justified putting the project into production, and believe that consistency in disclosure is important to our investors regardless of the relationships of metals prices and production from year to year;

•	metallurgical treatment maximizes silver recovery;
•

the Greens Creek and Lucky Friday deposits are massive sulfide deposits containing an unusually high proportion of silver; and in most of their working areas, Greens Creek and Lucky Friday utilize selective mining methods in which silver is the metal targeted for highest recovery.

Accordingly, we believe the identification of zinc, lead and gold as by-product credits at Greens Creek and Lucky Friday is appropriate because of their lower economic value compared to silver and due to the fact that silver is the primary product we intend to produce. In addition, we have not consistently received sufficient revenue from any single by-product metal to warrant classification of such as a co-product.

We periodically review our revenues to ensure that reporting of primary products and by-products is appropriate. Because for Greens Creek and Lucky Friday we consider zinc, lead and gold to be by-products of our silver production, the values of these metals offset operating costs within our calculations of Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce.

We believe the identification of silver as a by-product credit is appropriate at Casa Berardi and the Nevada Operations because of its lower economic value compared to gold and because gold is the primary product we intend to produce there. In addition, we do not receive sufficient revenue from silver at Casa Berardi or the Nevada Operations to warrant classification of such as a co-product. Because we consider silver to be a by-product of our gold production at Casa Berardi and Nevada Operations, the value of silver offsets operating costs within our calculations of Cash Cost, After By-product Credits, per Gold Ounce and AISC, After By-product Credits, per Gold Ounce.

For the year ended December 31, 2021, we reported income applicable to common stockholders of $34.5 million compared to losses of $10.0 million and $95.5 million in 2020 and 2019, respectively. The following factors contributed to those differences:

•	Variances in gross profit (loss) at our operations as illustrated in the table above. See the Greens Creek, Lucky Friday, Casa Berardi, and Nevada Operations sections below.

•

Exploration and pre-development expense of $47.9 million, $18.3 million and $19.1 million in 2021, 2020 and 2019, respectively. In 2021, exploration was primarily at San Sebastian, Casa Berardi, Greens Creek, Nevada Operations and Kinskuch, while pre-development expense included $7.7 million related to development of the decline to allow drilling of the Hatter Graben area in Nevada.

•

Provision for closed operations and environmental matters of $14.6 million in 2021 compared to $3.9 million in 2020 and $4.7 million in 2019, with the increase in 2021 due to (i) a $2.1 million increase in the accrual for estimated reclamation costs at the Troy Mine, (ii) a $6.5 million settlement of a lawsuit related to a 1989 agreement entered into by our subsidiary, CoCa Mines, Inc., and its subsidiary, Creede Resources, Inc. and (iii) a $2.9 million increase in the accrual for estimated costs at the Johnny M site in New Mexico (see Note 15 of Notes to Consolidated Financial Statements for more information).

•

Other operating expense of $14.2 million, $10.9 million and $4.2 million in 2021, 2020 and 2019, respectively, with the increases in 2021 and 2020 primarily due to costs for projects to identify and implement potential operational improvements at Casa Berardi and Lucky Friday. In addition, in June 2020, we gifted and expensed 650,000 shares of our common stock valued at $2.0 million at the time of the gift to the Hecla Charitable Foundation.

•

Ramp-up and suspension costs of $23.0 million, $24.9 million and $12.1 million in 2021, 2020 and 2019, respectively. 2021 includes a full year of care and maintenance for Nevada and San Sebastian. In 2020 Nevada and San Sebastian were placed on care-and-maintenance, with 2020 also including costs related to ramp-up activities at Lucky Friday and government COVID-19 suspension orders impacting Casa Berardi and San Sebastian. 2019 costs were related to the Lucky Friday strike.

•

Fair value adjustments, net resulted in a loss of $35.8 million in 2021 compared to $11.8 million in 2020 and $5.4 million in 2019. The components for each period are summarized in the following table (in thousands):

	Year Ended December 31,
	2021	2020	2019
Loss on derivative contracts	$(32,655)	$(22,074)	$(3,971)
Unrealized (loss) gain on investments in equity securities	(4,295)	10,268	(2,389)
Gain on disposition or exchange of investments	1,158	—	923
Total fair value adjustments, net	$(35,792)	$(11,806)	$(5,437)

•

Net foreign exchange gain of $0.4 million in 2021 compared to losses of $4.6 million and $8.2 million in 2020 and 2019, respectively, on translation of our monetary assets and liabilities at Casa Berardi and San Sebastian.

•

Interest expense of $41.9 million, $49.6 million and $48.4 million in 2021, 2020 and 2019, respectively. The interest in 2021 and 2020 was primarily related to our Senior Notes, and the interest in 2019 was primarily related to our previously outstanding 2021 Notes (see Note 9 of Notes to Consolidated Financial Statements and Guarantor Subsidiaries below). The higher expense in 2020 was primarily due to (i) interest recognized on both the Senior Notes and 2021 Notes for an overlapping period of almost one month, as the Senior Notes were issued on February 19, 2020 and the 2021 Notes were redeemed on March 19, 2020, (ii) $1.7 million in unamortized initial purchaser discount on the 2021 Notes recognized as expense upon their redemption and (iii) higher interest related to amounts drawn on our revolving credit facility.

•

Income tax benefit of $29.6 million in 2021 compared to a provision of $8.2 million in 2020 and a benefit of $18.3 million in 2019, with the benefit in 2021 including $58.4 million for a reduction in the valuation allowance for U.S. deferred tax assets.  See Corporate Matters and Note 7 of Notes to Consolidated Financial Statements for more information.

Greens Creek

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2021	2020	2019
Sales	$384,843	$327,820	$299,722
Cost of sales and other direct production costs	(164,403)	(161,056)	(161,768)
Depreciation, depletion and amortization	(48,710)	(49,692)	(47,587)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(213,113)	(210,748)	(209,355)
Gross Profit	$171,730	$117,072	$90,367

Tons of ore milled	841,967	818,408	846,076
Production:
Silver (ounces)	9,243,222	10,494,726	9,890,125
Gold (ounces)	46,088	48,491	56,625
Zinc (tons)	53,648	56,814	56,805
Lead (tons)	19,873	21,400	20,112
Payable metal quantities sold:
Silver (ounces)	8,284,551	9,385,404	8,786,377
Gold (ounces)	40,149	42,407	47,934
Zinc (tons)	36,581	41,832	37,848
Lead (tons)	15,489	17,415	16,414
Ore grades:
Silver ounces per ton	13.51	15.65	14.64
Gold ounces per ton	0.08	0.08	0.10
Zinc percent	7.11	7.58	7.43
Lead percent	2.87	3.13	2.92
Total production cost per ton	$177.30	$179.37	$174.28
Cash Cost, After By-product Credits, per Silver Ounce (1)	$(0.65)	$4.88	$1.74
AISC, After By-Product Credits, per Silver Ounce (1)	$3.19	$7.97	$5.76
Capital additions	$23,883	$19,685	$29,323

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

The $51.6 million and $78.3 million increases in gross profit for 2021 compared to 2020 and 2019, respectively, were due to higher realized prices for silver, gold, lead and zinc. The higher gross profit for 2021 compared to 2020 was also impacted by favorable changes in concentrate smelter terms which contributed $23.3 million to gross profit. The impacts of the factors above were partially offset by lower metal sales volume primarily due to lower ore grades.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for 2021 compared to 2020 and 2019:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2021	2020	2019
Cash Cost, Before By-product Credits, per Silver Ounce	$21.33	$22.24	$20.89
By-product credits per silver ounce	(21.98)	(17.36)	(19.15)
Cash Cost, After By-product Credits, per Silver Ounce	$(0.65)	$4.88	$1.74

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Years Ended December 31,
	2021	2020	2019
AISC, Before By-product Credits, per Silver Ounce	$25.17	$25.33	$24.91
By-product credits per silver ounce	(21.98)	(17.36)	(19.15)
AISC, After By-product Credits, per Silver Ounce	$3.19	$7.97	$5.76

The decrease in Cash Costs and AISC, After By-product Credits, per Silver Ounce in 2021 compared to 2020 and 2019 was primarily due to higher by-product credits and lower treatment costs.

Restrictions imposed by the State of Alaska beginning in late March 2020 in response to the COVID-19 virus pandemic, including the requirement for employees returning to Alaska to self-quarantine for 14 days (changed in June 2020 to 7 days and subsequently discontinued), caused us to revise the normal operating procedures and incur additional costs for staffing operations at Greens Creek, including for quarantining employees from late March 2020 through the second quarter of 2021. In addition, manpower challenges impacted mine operations during the third quarter of 2021, and, although they were substantially mitigated in the fourth quarter, they could continue to have an impact. The changes at Greens Creek have not materially impacted our operations to date; however, restrictions and other challenges related to COVID-19 and increased competition for labor could have a material impact if they continue longer than anticipated or become broader.

Lucky Friday

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2021	2020	2019
Sales	$131,488	$63,025	$16,621
Cost of sales and other direct production costs	(70,692)	(45,233)	(15,446)
Depreciation, depletion and amortization	(26,846)	(11,473)	(1,175)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(97,538)	(56,706)	(16,621)
Gross profit	$33,950	$6,319	$—

Tons of ore milled	321,837	179,208	57,091
Production:
Silver (ounces)	3,564,128	2,031,874	632,944
Lead (tons)	23,137	12,727	4,098
Zinc (tons)	9,969	6,298	2,052
Payable metal quantities sold:
Silver (ounces)	3,288,261	1,866,883	517,074
Lead (tons)	21,218	11,692	3,332
Zinc (tons)	7,046	4,517	1,532
Ore grades:
Silver ounces per ton	11.64	11.85	11.83
Lead percent	7.60	7.49	7.86
Zinc percent	3.44	3.88	4.25
Total production cost per ton	$191.50	$251.49	$—
Cash Cost, After By-product Credits, per Silver Ounce (1)	$6.60	$9.34	$—
AISC, After By-product Credits, per Silver Ounce (1)	$14.34	$18.22	$—
Capital additions	$29,885	$25,776	$8,989

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

The increases in gross profit, ore tonnage and metal production for 2021 compared to 2020 and 2019 are the result of returning to full production during the fourth quarter of 2020 (discussed further below). Sales were higher for 2021 compared to 2020 and 2019 by $68.5 million and $114.9 million, respectively, due to increased production, and higher realized prices for silver, lead and zinc in 2021 compared to the two prior years.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for 2021 and the fourth quarter of 2020. Total production cost per ton, Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits per Silver Ounce are not presented for 2019 and the first three quarters of 2020, as production was limited due to the strike and results are not comparable.

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Year Ended December 31,	Three Months Ended December 31,
	2021	2020
Cash Cost, Before By-product Credits, per Silver Ounce	$24.12	24.63
By-product credits per silver ounce	(17.52)	(15.29)
Cash Cost, After By-product Credits, per Silver Ounce	$6.60	$9.34

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Year Ended December 31,	Three Months Ended December 31,
	2021	2020
AISC, Before By-product Credits, per Silver Ounce	$31.86	$33.51
By-product credits per silver ounce	(17.52)	(15.29)
AISC, After By-product Credits, per Silver Ounce	$14.34	$18.22

The decreases in Cash Cost and AISC, After By-product Credits, per Silver Ounce in 2021 compared to the fourth quarter of 2020 are due to increased silver production and higher by-product credits.

Following settlement of the unionized employees' strike in early 2020, we commenced restaffing and ramp-up procedures and the mine returned to full production in the fourth quarter of 2020. During the strike, which lasted from March 13, 2017 until January 7, 2020, when the union ratified a new collective bargaining agreement, salaried personnel performed limited production and capital improvements. Costs related to ramp-up activities totaled $8.0 million in 2020, and suspension-related costs during the strike in 2019 totaled $12.1 million, which included non-cash depreciation expense of $6.3 million and $4.3 million, respectively, for those years, and are reported in a separate line item on our consolidated statements of operations. These ramp-up and suspension costs are excluded from the calculation of gross profit, total production cost per ton, Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce, when presented.

Casa Berardi

Dollars are in thousands (except per ounce and per ton amounts)	Years Ended December 31,
	2021	2020	2019
Sales	$245,152	$209,224	$192,944
Cost of sales and other direct production costs	(149,085)	(133,862)	(143,722)
Depreciation, depletion and amortization	(80,744)	(60,552)	(65,893)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(229,829)	(194,414)	(209,615)
Gross profit (loss)	$15,323	$14,810	$(16,671)

Tons of ore milled	1,528,246	1,283,701	1,378,065
Production:
Gold (ounces)	134,511	121,492	134,409
Silver (ounces)	33,571	24,142	31,540
Payable metal quantities sold:
Gold (ounces)	135,987	117,671	137,444
Silver (ounces)	30,022	25,659	25,320
Ore grades:
Gold ounces per ton	0.104	0.117	0.120
Silver ounces per ton	0.03	0.02	0.03
Total production cost per ton	$98.60	$105.71	$101.13
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,125	$1,131	$1,051
AISC, After By-product Credits, per Gold Ounce (1)	$1,399	$1,436	$1,354
Capital additions	$49,617	$40,840	$36,059

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

Gross profit increased in 2021 compared to 2020 due to higher average realized gold prices and increase gold production, partially offset by higher cost of sales. The increase in gross profit in 2021 compared to 2019 was primarily due to higher average gold prices, partially offset by higher cost of sales. The higher cost of sales in 2021 resulted from increased production costs due to: (i) increase in ore tonnage by 19% and 11% compared to 2020 and 2019, respectively, (ii) mill contractor costs related to maintenance and optimization activities, and (iii) higher underground maintenance costs resulting from repairs and replacements of major components for the production fleet. Depreciation, depletion and amortization expense was also higher in 2021 compared to 2020 and 2019 due to the impact of lower reserves in 2021 on units-of-production depreciation and asset additions, with the increase compared to 2020 also due to higher sales quantities. The lower production in 2020 was partially due to a government COVID-19-related order. We suspended operations at Casa Berardi from March 24, 2020 until April 15, 2020, in response to the Government of Quebec’s COVID-19 order for the mining industry. The suspension-related costs totaling $1.6 million for 2020 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, total production cost per ton, and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

Total capital additions increased by $8.8 million and $13.6 million in 2021 compared to 2020 and 2019, respectively, primarily due to growth capital costs incurred for development of the new 160 zone open pit mine. Ore production from the 160 zone pit commenced in the fourth quarter of 2021.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for 2021, 2020 and 2019:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Years Ended December 31,
	2021	2020	2019
Cash Cost, Before By-product Credits, per Gold Ounce	$1,131	$1,135	$1,055
By-product credits per gold ounce	(6)	(4)	(4)
Cash Cost, After By-product Credits, per Gold Ounce	$1,125	$1,131	$1,051

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Years Ended December 31,
	2021	2020	2019
AISC, Before By-product Credits, per Gold Ounce	$1,405	$1,440	$1,358
By-product credits per gold ounce	(6)	(4)	(4)
AISC, After By-product Credits, per Gold Ounce	$1,399	$1,436	$1,354

The decrease in Cash Cost and AISC, After By-product Credits, per Gold Ounce for 2021 compared to 2020 was due to higher gold production, partially offset by higher production costs, as discussed above, with AISC, After By-product Credits, per Gold Ounce also impacted by lower sustaining capital, offset by higher exploration. The increase in Cash Cost and AISC, After By-product Credits, per Gold Ounce for 2021 compared to 2019 was due to higher production costs, with AISC, After By-product Credits, per Gold Ounce also impacted by higher exploration, partially offset by lower sustaining capital.

Nevada Operations

Dollars are in thousands (except per ounce and per ton amounts)	Year Ended December 31,
	2021	2020	2019
Sales	$45,814	$58,898	$107,769
Cost of sales and other direct production costs	(33,604)	(21,956)	(86,312)
Depreciation, depletion and amortization	(15,341)	(22,845)	(67,024)
Cost of sales and other direct production costs and depreciation, depletion and amortization	(48,945)	(44,801)	(153,336)
Gross (loss) profit	$(3,131)	$14,097	$(45,567)

Tons of ore milled	69,544	27,984	210,397
Production:
Gold (ounces)	20,728	31,756	66,166
Silver (ounces)	46,319	37,443	181,741
Payable metal quantities sold:
Gold (ounces)	25,426	35,224	72,924
Silver (ounces)	27,476	45,164	213,526
Ore grades:
Gold ounces per ton	0.321	1.232	0.361
Silver ounces per ton	0.76	1.70	1.64
Total production cost per ton	$132.64	$892.09	$332.06
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,137	$716	$1,096
AISC, After By-product Credits, per Gold Ounce (1)	$1,211	$787	$1,527
Capital additions	$5,470	$4,003	$42,184

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

The gross loss in 2021 compared to gross profit in 2020 was due to reduced production and higher costs, including inventory write-downs. The lower gross loss in 2021 compared to 2019 was due to write-downs of the values of stockpile, in-process and finished goods inventory to their net realizable value of $9.7 million in 2021 compared to $37.1 million in 2019. The write-downs in 2019 were primarily attributed to development costs incurred for production at the Fire Creek mine, which resulted in the cost of inventory exceeding its net realizable value. Development ceased at Fire Creek in the second quarter of 2019 when the decision was made to limit near-term production to areas of the mine where development was already completed. Mining of non-refractory ore at Fire Creek in areas where development had already been performed was completed in the fourth quarter of 2020. During 2021 production and revenue was generated from processing of the stockpiled non-refractory ore at the Midas mill and third-party processing of refractory ore in a roaster and autoclave facility, respectively. Fire Creek was placed on care-and-maintenance in the second quarter of 2021 after processing of the remaining non-refractory ore stockpile.

Production was suspended at the Hollister mine in the third quarter of 2019 and at the Midas mine and Aurora mill in late 2019. Exploration activities and development of a decline to the Hatter Graben area at Hollister are ongoing. Suspension-related costs are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, total production costs per ton and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks for a discussion of certain risks relating to our recent and ongoing analysis of the carrying value of the Nevada assets.

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans, while providing a significant benefit to our employees, represent a significant liability to us.  During 2021, the underfunded status of our plans decreased to a liability of $6.0 million  from $44.9 million at December 31, 2020. The decreased liability was attributable to contributions to the plans and returns on plan assets that, combined, exceeded service costs and interest costs, collectively. During 2021, we contributed a total of approximately $22.3 million in shares of our common stock to the plans (see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for more information).  We do not expect to be required to contribute to our defined benefit plans in 2022, but we may choose to do so.  See Note 6 of Notes to Consolidated Financial Statements for more information. While the economic variables which will determine future cash requirements are uncertain, we expect contributions to increase in future years under current defined benefit pension plan provisions, and we periodically examine the defined benefit pension plans and supplemental excess retirement plan for affordability and competitiveness.

Income and Mining Taxes

Each reporting period we assess our deferred tax balance based on a review of long-range forecasts and quarterly activity.  In 2018, through the acquisition of Klondex Mines Ltd., we acquired the Nevada U.S. Group that did not join the Hecla U.S. tax group. We recognized a full valuation allowance on our separate Hecla U.S. net deferred tax assets at the end of 2017 based on results of tax law changes and maintain a full valuation allowance on Hecla U.S. net deferred tax assets at December 31, 2021.

Our net U.S. deferred tax asset in the Hecla U.S. Group is $31.5 million at December 31, 2021 following a release of valuation allowance of $58.4 million, based on a change in circumstances and weight of applicable evidence reviewed to support a more likely than not conclusion for utilization of the deferred tax assets.  We are relying on all available evidence including reversal of deferred taxable temporary differences and a forecast of future taxable income along with a history of positive earnings to support the release.

Our net U.S. deferred tax liability for the Nevada U.S. Group at December 31, 2021 was $31.5 million compared to the $33.9 million net deferred tax liability at December 31, 2020.  The $2.4 million decrease is for current period activity in Nevada and an increase in valuation allowance for $14.2 million.  The deferred tax liability is primarily related to the excess of the carrying value of the mineral resource assets over the tax bases of those assets for U.S. tax reporting.

Our net Canadian deferred tax liability at December 31, 2021 was $104.2 million, an increase of $5.6 million from the $98.6 million net deferred tax liability at December 31, 2020. The increase was due to current period activity and the impact of weakening of the CAD relative to the USD on remeasurement of the deferred tax liability balance. The deferred tax liability is primarily related to the excess of the carrying value of the mineral resource assets over the tax bases of those assets for Canadian tax reporting.

Our Mexican net deferred tax asset at December 31, 2021 was zero, a decrease of $2.9 million from December 31, 2020. The valuation allowance was increased related to the cessation of production activities at our operations in Mexico.

As a result of the Tax Cuts and Jobs Act (“TCJ Act”) enacted in December 2017, our remaining Alternative Minimum Tax (“AMT”) credit carryforward of $11.4 million became partially refundable through 2020 and fully refundable in 2021. State and Federal AMT refunds of $0.8 million and $10.0 million were received in 2019 and 2020, respectively, leaving a net AMT state credit receivable of $0.6 million as of December 31, 2020, which was received in January 2021.

As discussed in Note 7 of Notes to Consolidated Financial Statements, our effective tax rate for 2021 was (535)%, reflecting a tax benefit of $29.6 million on pre-tax income of $5.5 million, compared to (652)% for 2020, reflecting a tax expense of $8.2 million on a pre-tax loss of $1.3 million.  We are subject to income taxes in the United States and other foreign jurisdictions. The overall effective tax rate will continue to be dependent upon the geographic distribution of our earnings in different jurisdictions, the U.S. deduction for percentage depletion, fluctuation in foreign currency exchange rates and deferred tax asset valuation allowance changes. As a result, the 2022 effective tax rate could vary significantly from that of 2021.  The other relevant provisions of the TCJ Act that became effective in 2018 consist of global intangible low-taxed income ("GILTI") tax and base erosion and anti-abuse tax ("BEAT"); however, these provisions have not materially impacted us.

Reconciliation of Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations and for the Company for the years ended December 31, 2021, 2020 and 2019.

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

Cash Cost, After By-product Credits, per Ounce is an important operating statistic that we utilize to measure each mine's operating performance. We use AISC, After By-product Credits, per Ounce as a measure of our mines' net cash flow after costs for exploration, pre-development, reclamation, and sustaining capital. This is similar to the Cash Cost, After By-product Credits, per Ounce non-GAAP measure we report, but also includes on-site exploration, reclamation, and sustaining capital costs. Current GAAP measures used in the mining industry, such as cost of goods sold, do not capture all the expenditures incurred to discover, develop and sustain silver and gold production. Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce also allow us to benchmark the performance of each of our mines versus those of our competitors. As a silver and gold mining company, we also use these statistics on an aggregate basis, aggregating the Greens Creek and Lucky Friday mines to compare our performance with that of other silver mining companies, and aggregating Casa Berardi and Nevada Operations for comparison with other gold mining companies. Similarly, these statistics are useful in identifying acquisition and investment opportunities as they provide a common tool for measuring the financial performance of other mines with varying geologic, metallurgical and operating characteristics.

Cash Cost, Before By-product Credits and AISC, Before By-product Credits include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining expense, on-site general and administrative costs and royalties. AISC, Before By-product Credits for each mine also includes on-site exploration, reclamation, and sustaining capital costs. AISC, Before By-product Credits for our consolidated silver properties also includes corporate costs for general and administrative expense and sustaining exploration and capital costs. By-product credits include revenues earned from all metals other than the primary metal produced at each operation. As depicted in the tables below, by-product credits comprise an essential element of our silver unit cost structure, distinguishing our silver operations due to the polymetallic nature of their orebodies.

In addition to the uses described above, Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce provide management and investors an indication of operating cash flow and net cash flow, respectively, after consideration of the average price received from production. We also use these measurements for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective.  However, comparability of Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for 2021 to 2020 and 2019 is impacted by, among other factors, (i) the return to full production at Lucky Friday in the fourth quarter of 2020 and (ii) suspension of production at San Sebastian in the fourth quarter of 2020 and discontinuation of San Sebastian being reported as an operating segment in 2021.

The Casa Berardi, Nevada Operations and combined gold properties information below reports Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce for the production of gold, their primary product, and by-product revenues earned from silver, which is a by-product at Casa Berardi and the Nevada Operations. Only costs and ounces produced relating to operations with the same primary product are combined to represent Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce. Thus, the gold produced at Casa Berardi and Nevada Operations is not included as a by-product credit when calculating Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for the total of Greens Creek, Lucky Friday and San Sebastian, our combined silver properties. Similarly, the silver produced at our other two operations is not included as a by-product credit when calculating the gold metrics for Casa Berardi and the Nevada Operations. As depicted in the tables below, by-product credits from the silver production at our primary gold properties comprise an element of our gold unit cost structure.

In thousands (except per ounce amounts)	Year Ended December 31, 2021
	Greens Creek	Lucky Friday(2)	Corporate and other(3)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$213,113	$97,538	$247	$310,898
Depreciation, depletion and amortization	(48,710)	(26,846)	(152)	(75,708)
Treatment costs	36,099	16,723	—	52,822
Change in product inventory	80	(406)	—	(326)
Reclamation and other costs	(3,466)	(1,039)	(95)	(4,600)
Cash Cost, Before By-product Credits (1)	197,116	85,970	—	283,086
Reclamation and other costs	3,390	1,056		4,446
Exploration	4,591	—	2,226	6,817
Sustaining capital	27,582	26,517	210	54,309
General and administrative	—	—	34,570	34,570
AISC, Before By-product Credits (1)	232,679	113,543	37,006	383,228
By-product credits:
Zinc	(100,214)	(19,479)		(119,693)
Gold	(72,011)	—		(72,011)
Lead	(30,922)	(42,966)		(73,888)
Total By-product credits	(203,147)	(62,445)		(265,592)
Cash Cost, After By-product Credits	$(6,031)	$23,525	$—	$17,494
AISC, After By-product Credits	$29,532	$51,098	$37,006	$117,636
Divided by silver ounces produced	9,243	3,564		12,807
Cash Cost, Before By-product Credits, per Silver Ounce	$21.33	$24.12		$22.11
By-product credits per ounce	(21.98)	(17.52)		(20.74)
Cash Cost, After By-product Credits, per Silver Ounce	$(0.65)	$6.60		$1.37
AISC, Before By-product Credits, per Silver Ounce	$25.17	$31.86		$29.93
By-product credits per ounce	(21.98)	(17.52)		(20.74)
AISC, After By-product Credits, per Silver Ounce	$3.19	$14.34		$9.19

In thousands (except per ounce amounts)	Year Ended December 31, 2021
	Casa Berardi	Nevada Operations(4)	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$229,829	$48,945	$278,774
Depreciation, depletion and amortization	(80,744)	(15,341)	(96,085)
Treatment costs	1,513	1,731	3,244
Change in product inventory	2,439	(10,907)	(8,468)
Reclamation and other costs	(841)	300	(541)
Cash Cost, Before By-product Credits (1)	152,196	24,728	176,924
Reclamation and other costs	841	1,008	1,849
Exploration	5,326	—	5,326
Sustaining capital	30,643	511	31,154
AISC, Before By-product Credits (1)	189,006	26,247	215,253
By-product credits:
Silver	(839)	(1,152)	(1,991)
Total By-product credits	(839)	(1,152)	(1,991)
Cash Cost, After By-product Credits	$151,357	$23,576	$174,933
AISC, After By-product Credits	$188,167	$25,095	$213,262
Divided by gold ounces produced	135	21	156
Cash Cost, Before By-product Credits, per Gold Ounce	$1,131	$1,193	$1,140
By-product credits per ounce	(6)	(56)	(13)
Cash Cost, After By-product Credits, per Gold Ounce	$1,125	$1,137	$1,127
AISC, Before By-product Credits, per Gold Ounce	$1,405	$1,267	$1,387
By-product credits per ounce	(6)	(56)	(13)
AISC, After By-product Credits, per Gold Ounce	$1,399	$1,211	$1,374

In thousands (except per ounce amounts)	Year Ended December 31, 2021
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$310,898	$278,774	$589,672
Depreciation, depletion and amortization	(75,708)	(96,085)	(171,793)
Treatment costs	52,822	3,244	56,066
Change in product inventory	(326)	(8,468)	(8,794)
Reclamation and other costs	(4,600)	(541)	(5,141)
Cash Cost, Before By-product Credits (1)	283,086	176,924	460,010
Reclamation and other costs	4,446	1,849	6,295
Exploration	6,817	5,326	12,143
Sustaining capital	54,309	31,154	85,463
General and administrative	34,570	—	34,570
AISC, Before By-product Credits (1)	383,228	215,253	598,481
By-product credits:
Zinc	(119,693)	—	(119,693)
Gold	(72,011)	—	(72,011)
Lead	(73,888)	—	(73,888)
Silver		(1,991)	(1,991)
Total By-product credits	(265,592)	(1,991)	(267,583)
Cash Cost, After By-product Credits	$17,494	$174,933	$192,427
AISC, After By-product Credits	$117,636	$213,262	$330,898
Divided by ounces produced	12,807	156
Cash Cost, Before By-product Credits, per Ounce	$22.11	$1,140
By-product credits per ounce	(20.74)	(13)
Cash Cost, After By-product Credits, per Ounce	$1.37	$1,127
AISC, Before By-product Credits, per Ounce	$29.93	$1,387
By-product credits per ounce	(20.74)	(13)
AISC, After By-product Credits, per Ounce	$9.19	$1,374

In thousands (except per ounce amounts)	Year Ended December 31, 2020
	Greens Creek	Lucky Friday(2)	Corporate and other (3)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$210,748	$56,706	$24,104	$291,558
Depreciation, depletion and amortization	(49,692)	(11,473)	(3,548)	(64,713)
Treatment costs	77,122	4,590	287	81,999
Change in product inventory	(3,144)	2,340	(2,357)	(3,161)
Reclamation and other costs (5)	(1,608)	(274)	(1,198)	(3,080)
Lucky Friday cash costs excluded	—	(31,442)	—	(31,442)
Cash Cost, Before By-product Credits (1)	233,426	20,447	17,288	271,161
Reclamation and other costs	3,154	222	418	3,794
Exploration	354	—	1,788	2,142
Sustaining capital	28,797	7,154	337	36,288
General and administrative (5)	—	—	33,759	33,759
AISC, Before By-product Credits (1)	265,731	27,823	53,590	347,144
By-product credits:
Zinc	(79,413)	(4,273)	—	(83,686)
Gold	(74,615)	—	(12,586)	(87,201)
Lead	(28,193)	(8,421)	—	(36,614)
Total By-product credits	(182,221)	(12,694)	(12,586)	(207,501)
Cash Cost, After By-product Credits	$51,205	$7,753	$4,702	$63,660
AISC, After By-product Credits	$83,510	$15,129	$41,004	$139,643
Divided by silver ounces produced	10,495	830	955	12,280
Cash Cost, Before By-product Credits, per Silver Ounce	$22.24	$24.63		$22.08
By-product credits per ounce	(17.36)	(15.29)		(16.90)
Cash Cost, After By-product Credits, per Silver Ounce	$4.88	$9.34		$5.18
AISC, Before By-product Credits, per Silver Ounce	$25.33	$33.51		$28.27
By-product credits per ounce	(17.36)	(15.29)		(16.90)
AISC, After By-product Credits, per Silver Ounce	$7.97	$18.22		$11.37

In thousands (except per ounce amounts)	Year Ended December 31, 2020
	Casa Berardi(6)	Nevada Operations(4)	Total Gold
Cost of sales and other direct production costs and depreciation, depletion and amortization	$194,414	$44,801	$239,215
Depreciation, depletion and amortization	(60,552)	(22,845)	(83,397)
Treatment costs	2,591	45	2,636
Change in product inventory	2,226	15,869	18,095
Reclamation and other costs (5)	(773)	(978)	(1,751)
Exclusion of Nevada Operations costs	—	(13,511)	(13,511)
Cash Cost, Before By-product Credits (1)	137,906	23,381	161,287
Reclamation and other costs	386	654	1,040
Exploration	2,231	—	2,231
Sustaining capital	34,431	1,600	36,031
AISC, Before By-product Credits (1)	174,954	25,635	200,589
By-product credits:
Silver	(499)	(635)	(1,134)
Total By-product credits	(499)	(635)	(1,134)
Cash Cost, After By-product Credits	$137,407	$22,746	$160,153
AISC, After By-product Credits	$174,455	$25,000	$199,455
Divided by gold ounces produced	121	32	153
Cash Cost, Before By-product Credits, per Gold Ounce	$1,135	$736	$1,052
By-product credits per ounce	(4)	(20)	(7)
Cash Cost, After By-product Credits, per Gold Ounce	$1,131	$716	$1,045
AISC, Before By-product Credits, per Gold Ounce	$1,440	$807	$1,309
By-product credits per ounce	(4)	(20)	(7)
AISC, After By-product Credits, per Gold Ounce	$1,436	$787	$1,302

In thousands (except per ounce amounts)	Year Ended December 31, 2020
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$291,558	$239,215	$530,773
Depreciation, depletion and amortization	(64,713)	(83,397)	(148,110)
Treatment costs	81,999	2,636	84,635
Change in product inventory	(3,161)	18,095	14,934
Reclamation and other costs (5)	(3,080)	(1,751)	(4,831)
Cash costs excluded	(31,442)	(13,511)	(44,953)
Cash Cost, Before By-product Credits (1)	271,161	161,287	432,448
Reclamation and other costs	3,794	1,040	4,834
Exploration	2,142	2,231	4,373
Sustaining capital	36,288	36,031	72,319
General and administrative (5)	33,759	—	33,759
AISC, Before By-product Credits (1)	347,144	200,589	547,733
By-product credits:
Zinc	(83,686)	—	(83,686)
Gold	(87,201)	—	(87,201)
Lead	(36,614)	—	(36,614)
Silver	—	(1,134)	(1,134)
Total By-product credits	(207,501)	(1,134)	(208,635)
Cash Cost, After By-product Credits	$63,660	$160,153	$223,813
AISC, After By-product Credits	$139,643	$199,455	$339,098
Divided by ounces produced	12,280	153
Cash Cost, Before By-product Credits, per Ounce	$22.08	$1,052
By-product credits per ounce	(16.90)	(7)
Cash Cost, After By-product Credits, per Ounce	$5.18	$1,045
AISC, Before By-product Credits, per Ounce	$28.27	$1,309
By-product credits per ounce	(16.90)	(7)
AISC, After By-product Credits, per Ounce	$11.37	$1,302

In thousands (except per ounce amounts)	Year Ended December 31, 2019
	Green Creek	Lucky Friday(2)	Corporate and other (3)	Total Silver
Cost of sales and other direct production costs and depreciation, depletion and amortization	$209,355	$16,621	$50,509	$276,485
Depreciation, depletion and amortization	(47,587)	(1,175)	(9,772)	(58,534)
Treatment costs	48,487	2,884	760	52,131
Change in product inventory	(1,155)	1,016	(2,953)	(3,092)
Reclamation and other costs	(2,523)	—	(1,588)	(4,111)
Lucky Friday cash costs excluded	—	(19,346)	—	(19,346)
Cash Cost, Before By-product Credits (1)	206,577	—	36,956	243,533
Reclamation and other costs	2,949	—	492	3,441
Exploration	982	—	5,999	6,981
Sustaining capital	35,829	—	2,569	38,398
General and administrative	—	—	35,832	35,832
AISC, Before By-product Credits (1)	246,337	—	81,848	328,185
By-product credits:
Zinc	(91,435)	—	—	(91,435)
Gold	(69,391)	—	(21,960)	(91,351)
Lead	(28,589)	—	—	(28,589)
Silver	—	—	—
Total By-product credits	(189,415)	—	(21,960)	(211,375)
Cash Cost, After By-product Credits	$17,162	$—	$14,996	$32,158
AISC, After By-product Credits	$56,922	$—	$59,888	$116,810
Divided by silver ounces produced	9,890	—	1,869	11,759
Cash Cost, Before By-product Credits, per Silver Ounce	$20.89	$—		$20.71
By-product credits per ounce	(19.15)	—		(17.98)
Cash Cost, After By-product Credits, per Silver Ounce	$1.74	$—		$2.73
AISC, Before By-product Credits, per Silver Ounce	$24.91	$—		$27.91
By-product credits per ounce	(19.15)	—		(17.98)
AISC, After By-product Credits, per Silver Ounce	$5.76	$—		$9.93

In thousands (except per ounce amounts)	Year Ended December 31, 2019
	Casa Berardi	Nevada Operations(4)	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$209,615	$153,336	$362,951
Depreciation, depletion and amortization	(65,893)	(67,024)	(132,917)
Treatment costs	1,876	158	2,034
Change in product inventory	(3,371)	(9,008)	(12,379)
Reclamation and other costs	(515)	(2,019)	(2,534)
Cash Cost, Before By-product Credits (1)	141,712	75,443	217,155
Reclamation and other costs	515	1,512	2,027
Exploration	3,450	2,333	5,783
Sustaining capital	36,825	24,652	61,477
AISC, Before By-product Credits (1)	182,502	103,940	286,442
By-product credits:
Silver	(508)	(2,922)	(3,430)
Total By-product credits	(508)	(2,922)	(3,430)
Cash Cost, After By-product Credits	$141,204	$72,521	$213,725
AISC, After By-product Credits	$181,994	$101,018	$283,012
Divided by gold ounces produced	134	66	200
Cash Cost, Before By-product Credits, per Gold Ounce	$1,055	$1,140	$1,083
By-product credits per ounce	(4)	(44)	(17)
Cash Cost, After By-product Credits, per Gold Ounce	$1,051	$1,096	$1,066
AISC, Before By-product Credits, per Gold Ounce	$1,358	$1,571	$1,428
By-product credits per ounce	(4)	(44)	(17)
AISC, After By-product Credits, per Gold Ounce	$1,354	$1,527	$1,411

In thousands (except per ounce amounts)	Year Ended December 31, 2019
	Total Silver	Total Gold	Total
Cost of sales and other direct production costs and depreciation, depletion and amortization	$276,485	$362,951	$639,436
Depreciation, depletion and amortization	(58,534)	(132,917)	(191,451)
Treatment costs	52,131	2,034	54,165
Change in product inventory	(3,092)	(12,379)	(15,471)
Reclamation and other costs	(4,111)	(2,534)	(6,645)
Lucky Friday cash costs excluded	(19,346)	—	(19,346)
Cash Cost, Before By-product Credits (1)	243,533	217,155	460,688
Reclamation and other costs	3,441	2,027	5,468
Exploration	6,981	5,783	12,764
Sustaining capital	38,398	61,477	99,875
General and administrative	35,832	—	35,832
AISC, Before By-product Credits (1)	328,185	286,442	614,627
By-product credits:
Zinc	(91,435)	—	(91,435)
Gold	(91,351)	—	(91,351)
Lead	(28,589)	—	(28,589)
Silver	—	(3,430)	(3,430)
Total By-product credits	(211,375)	(3,430)	(214,805)
Cash Cost, After By-product Credits	$32,158	$213,725	$245,883
AISC, After By-product Credits	$116,810	$283,012	$399,822
Divided by ounces produced	11,759	200
Cash Cost, Before By-product Credits, per Ounce	$20.71	$1,083
By-product credits per ounce	(17.98)	(17)
Cash Cost, After By-product Credits, per Ounce	$2.73	$1,066
AISC, Before By-product Credits, per Ounce	$27.91	$1,428
By-product credits per ounce	(17.98)	(17)
AISC, After By-product Credits, per Ounce	$9.93	$1,411

(1)

Includes all direct and indirect operating costs related to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, non-discretionary on-site general and administrative costs, royalties and mining production taxes, before by-product revenues earned from all metals other than the primary metal produced at each operation. AISC, Before By-product Credits also includes on-site exploration, reclamation, and sustaining capital costs.

(2)

The unionized employees at Lucky Friday were on strike from March 2017 until January 2020, and production at Lucky Friday had been limited from the start of the strike until the ramp-up was substantially completed in the fourth quarter of 2020. Costs related to ramp-up activities totaling approximately $8.0 million in 2020, and suspension-related costs totaling approximately $12.1 million during the strike in 2019, which include $6.3 million and $4.3 million, respectively, in non-cash depreciation expense for those periods, have been excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

(3)

Includes results for San Sebastian, which was an operating segment prior to 2021, and corporate costs. AISC, Before By-product Credits for our consolidated silver properties includes non-discretionary corporate costs for general and administrative expense, exploration and sustaining capital.

(4)

Production was suspended at the Hollister mine in the third quarter of 2019 and at the Midas mine and Aurora mill in late 2019, and at the Midas mill and Fire Creek mine in mid-2021. Suspension-related costs at Nevada Operations totaling $20.4 million for 2021 and $13.5 million for 2020 are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization and Cash Cost and AISC, After By-product Credits, per Gold Ounce. During the second half of 2020, all ore mined at Nevada Operations was stockpiled, with no ore milled and no production reported during the period. As a result, costs incurred at Nevada Operations during the second half of 2020 were excluded from the calculations of Cash Cost and AISC, After By-product Credits, per Gold Ounce.

(5)

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

Reconciliation of Cash Provided by Operating Activities (GAAP) to Free Cash Flow (non-GAAP)

The non-GAAP measure of free cash flow is calculated as net cash provided by operating activities (GAAP) less additions to properties, plants, equipment and mineral interests (GAAP). Management believes that, when presented in conjunction with comparable GAAP measures, free cash flow is useful to investors in evaluating our operating performance. The following table reconciles net cash provided by operating activities to free cash flow:

	Year ended December 31,
	2021	2020	2019
Net cash provided by operating activities (GAAP)	$220,337	$180,793	$120,866
Less: Additions to properties, plants, equipment and mineral interests (GAAP)	(109,048)	(91,016)	(121,421)
Free cash flow	$111,289	$89,777	$(555)

Financial Liquidity and Capital Resources

Liquidity overview

We have a disciplined cash management strategy of maintaining financial flexibility to execute our capital priorities and provide long-term value to our shareholders. Consistent with that strategy, we aim to maintain an acceptable level of net debt and sufficient liquidity to fund debt service costs, operations, capital expenditures, exploration and pre-development projects, while returning cash to stockholders through dividends and potential share repurchases.

At December 31, 2021, we had $210.0 million in cash and cash equivalents, of which $13.8 million was held in foreign subsidiaries' local currency denominated accounts readily convertible to U.S. dollars that we anticipate utilizing for near-term operating, exploration or capital costs by those foreign operations. We also have USD cash and cash equivalent balances held by our foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from our U.S. operations are adequate to fund our U.S. operations and corporate activities.

As discussed in Overview above, we continue to address the COVID-19 outbreak and face uncertainty related to the potential additional impacts it could have on our operations. The impacts of COVID-19 and increasing or prolonged restrictions, if required, on our operations could require access to additional sources of liquidity, which may not be available to us.

Pursuant to our common stock dividend policy described in Note 12 of Notes to Consolidated Financial Statements, our board of directors declared and paid dividends on common stock totaling $20.1 million in 2021, $8.6 million in 2020, and $4.9 million in 2019.  Our dividend policy has a silver-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. In each of May and September 2021, our Board of Directors approved an increase in our silver-linked dividend policy by $0.01 per year, and in September 2021 also approved a reduction in the minimum realized silver price threshold to $20 from $25 per ounce.  We realized silver prices of $25.66, $27.14, $23.97 and $23.49 in the first, second, third and fourth quarters of 2021, respectively, thus satisfying the criterion for the silver-linked dividend component of our common stock dividend policy. As a result, on May 5, 2021 and August 4, 2021, our Board of Directors declared quarterly cash dividends of $0.01125 per share of common stock, consisting of $0.00375 per share for the minimum dividend component and $0.0075 per share for the silver-linked dividend component of our dividend policy, and on November 3, 2021 and February 21, 2022, declared a quarterly cash dividend of $0.00625 per share of common stock, consisting of $0.00375 per share for the minimum dividend component and $0.0025 per share for the silver-linked dividend component of our dividend policy. For illustrative purposes only, the table below summarizes potential dividend amounts under our dividend policy.

Quarterly Average Realized Silver Price ($ per ounce)	Quarterly Silver- Linked Dividend ($ per share)	Annualized Silver-Linked Dividend ($ per share)	Annualized Minimum Dividend ($ per share)	Annualized Dividends per Share: Silver- Linked and Minimum ($ per share)
$20	$0.0025	$0.01	$0.015	$0.025
$25	$0.0100	$0.04	$0.015	$0.055
$30	$0.0150	$0.06	$0.015	$0.075
$35	$0.0250	$0.10	$0.015	$0.115
$40	$0.0350	$0.14	$0.015	$0.155
$45	$0.0450	$0.18	$0.015	$0.195
$50	$0.0550	$0.22	$0.015	$0.235

The declaration and payment of dividends on common stock is at the sole discretion of our board of directors, and there can be no assurance that we will continue to declare and pay common stock dividends in the future.

Pursuant to our stock repurchase program described in Note 12 of Notes to Consolidated Financial Statements, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time.  As of December 31, 2021, 934,100 shares had been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program.  We have not repurchased any shares since June 2014. The closing price of our common stock at February 18, 2022, was $5.10 per share.

Pursuant to our at the market equity distribution agreement (“ATM”) described in Note 12 of Notes to Consolidated Financial Statements we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any shares issued under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. No shares have been sold under the agreement as of December 31, 2021.

We believe as a result of our cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability of our revolving credit facility, we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes, IQ Notes and revolving credit facility (if amounts are drawn); care-and-maintenance and other costs related to addressing the impact of COVID-19 on our operations; capital expenditures at our operations; potential acquisitions of other mining companies or properties; regulatory matters; litigation; potential repurchases of our common stock under the program described above; and payment of dividends on common stock, if declared by our board of directors. We currently estimate that a total of approximately $135 million will be spent on capital expenditures, primarily for equipment, infrastructure, and development at our mines, in 2022. We also estimate that exploration and pre-development expenditures will total approximately $45 million in 2022. Our expenditures for these items and our related plans for 2022 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility, and other factors. A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans. See Item 1A. Risk Factors - An extended decline in metals prices, an increase in operating or capital costs, mine accidents or closures, increasing regulatory obligations, or our inability to convert resources or exploration targets to reserves may cause us to record write-downs, which could negatively impact our results of operations and We have a substantial amount of debt that could impair our financial health and prevent us from fulfilling our obligations under our existing and future indebtedness.

We may defer some capital expenditures and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. We cannot assure you that such financing will be available to us.

Our liquid assets include (in millions):

	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents held in U.S. dollars	$196.2	$116.4	$50.3
Cash and cash equivalents held in foreign currency	13.8	13.4	12.2
Total cash and cash equivalents	210.0	129.8	62.5
Marketable equity securities, current and non-current	14.4	19.3	6.2
Total cash, cash equivalents and investments	$224.4	$149.1	$68.7

Cash and cash equivalents increased by $80.2 million in 2021, discussed below. Cash and cash equivalents held in foreign currencies represents balances in CAD and Mexican Pesos (“MXN”), and increased by $0.4 million in 2021 resulting from an increase in CAD held. The value of current and non-current marketable equity securities decreased by $4.9 million.

	Year Ended December 31,
	2021	2020	2019
Cash provided by operating activities (in millions)	$220.3	$180.8	$120.9

Cash provided by operating activities increased by $39.5 million in 2021 compared to 2020.  The increase was due to higher income, adjusted for non-cash items, partially offset by the impact of working capital and other operating asset and liability changes. Income, adjusted for non-cash items, was higher by $42.9 million primarily due to higher income from operations, which was mainly a result of higher realized silver, gold, lead and zinc prices and lower treatment charges. Working capital and other operating asset and liability changes resulted in a net cash increase of $18.9 million in 2021 compared to an increase in cash of $22.4 million in 2020.  Significant variances in working capital changes between 2021 and 2020 resulted from lower cash flows from changes in accounts payable, accruals for incentive compensation and accounts receivable, partially offset by a reduction in inventory.

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

	Year Ended December 31,
	2021	2020	2019
Cash used in investing activities (in millions)	$107.0	$92.9	$119.9

Capital expenditures were $109.0 million in 2021, including $9.1 million for acquisition of royalty interests and land at our operations and excluding non-cash lease additions of $4.9 million, which was $18.0 million higher than capital expenditures in 2020. The increase was due to increased spending at Lucky Friday and Casa Berardi. We recognized $1.8 million in proceeds from the exchange of investments in 2021 and purchased marketable equity securities having a cost basis of $2.2 million during 2020.

Capital expenditures were $91.0 million in 2020, excluding non-cash lease additions of $9.1 million, which was $30.4 million lower than capital expenditures in 2019. The decrease was due to reduced spending at Nevada, Greens Creek and San Sebastian, partially offset by higher capital expenditures at Lucky Friday and Casa Berardi. During 2019, we purchased marketable equity securities having a cost basis of $0.4 million and sold marketable equity securities for proceeds of $1.8 million.

	Year Ended December 31,
	2021	2020	2019
Cash provided by (used in) financing activities (in millions)	$(32.6)	$(19.4)	$33.2

We had no borrowings or repayments of debt during 2021. In 2020 and 2019, we had aggregate draws of $210.0 million and $279.5 million, respectively, on our revolving credit facility, with repayments of the same amounts in those years. In addition, in 2020 we received $469.5 million and $36.8 million in net proceeds from the issuance of our Senior Notes and IQ Notes, respectively, and had debt repayments of $506.5 million for redemption of our 2021 Notes. In 2021, 2020 and 2019, we paid total cash dividends on our common and preferred stock of $20.7 million, $9.2 million and $5.5 million, respectively. We made payments on our finance leases of $7.3 million, $6.0 million, and $7.2 million in 2021, 2020, and 2019, respectively. We also purchased shares of our common stock for $4.5 million, $2.7 million, and $2.2 million in 2021, 2020, and 2019, respectively, as a result of our employees' election to utilize net share settlement to satisfy their tax withholding obligations related to incentive compensation paid in stock and vesting of restricted stock units. See Note 12 of Notes to Consolidated Financial Statements for more information.

Exchange rate fluctuations between the U.S. dollar and the Canadian dollar and Mexican peso resulted in a decrease in our cash balance of $0.5 million during 2021, a decrease of $1.1 million during 2020 and an increase of $0.9 million in 2019.

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, IQ Notes, revolving credit facility, outstanding purchase orders and certain service contract commitments, and lease arrangements as of December 31, 2021 (in thousands):

	Payments Due By Period
	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Purchase and contractual obligations (1)	$18,932	$—	$—	$—	$18,932
Commitment fees (2)	1,717	179	—	—	1,896
Finance lease commitments (3)	6,097	7,578	556	—	14,231
Operating lease commitments (4)	3,153	4,095	2,117	6,418	15,783
Senior Notes (5)	34,438	68,875	68,875	513,742	685,930
IQ Notes (6)	2,479	4,958	39,342	—	46,779
Total contractual cash obligations	$66,816	$85,685	$110,890	$520,160	$783,551

(1)

Consists of open purchase orders and contractual obligations of approximately $4.8 million at Greens Creek, $10.2 million at Lucky Friday, $0.1 million at Casa Berardi, and $3.8 million at the Nevada Operations.

(2)

We have a $250 million revolving credit agreement which is currently undrawn. We had $17.3 million in letters of credit outstanding as of December 31, 2021. The amounts in the table above assume no additional amounts will be drawn in future periods, and include only the standby fee on the current undrawn balance. For more information on our credit facility, see Note 9 of Notes to Consolidated Financial Statements.

(3)

Includes scheduled finance lease payments of $12.5 million and $1.7 million (including interest) for equipment at Greens Creek and Casa Berardi, respectively.  These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods. See Note 9 of Notes to Consolidated Financial Statements for more information.

(4)

We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease arrangements.  See Note 9 of Notes to Consolidated Financial Statements for more information.

(5)

On February 19, 2020, we completed an offering of $475 million in aggregate principal amount of our Senior Notes due February 15, 2028. The Senior Notes bear interest at a rate of 7.25% per year with interest payable on February 15 and August 15 of each year, commencing August 15, 2020. See Note 9 of Notes to Consolidated Financial Statements for more information.

(6)

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

We record liabilities for estimated costs associated with mine closure, reclamation of land and other environmental matters.  At December 31, 2021, our liabilities for these matters totaled $113.2 million.  Future expenditures related to closure, reclamation and environmental expenditures at our other sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 5 of Notes to Consolidated Financial Statements and Item 1A. Risk Factors – Our environmental obligations may exceed the provisions we have made. As discussed in Note 15 of Notes to Consolidated Financial Statements, we are involved in various other legal proceedings which may result in obligations in excess of provisions we have made.

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

We believe that our most critical accounting estimates are related to future metals prices; obligations for environmental, reclamation, and closure matters; mineral reserves and resources; accounting for business combinations; valuation of deferred tax assets and assumptions used in accounting for our pension plans, as they require us to make assumptions that are highly uncertain at the time the accounting estimates are made and changes in them are reasonably likely to occur from period to period. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our board of directors, and the Audit Committee has reviewed the disclosures presented below. In addition, there are other items within our financial statements that require estimation, but are not deemed to be critical. However, changes in estimates used in these and other items could have a material impact on our financial statements.

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants, equipment and mineral interests, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves and resources.  As shown above in Item 1. – Business, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in exchange-traded funds, industrial demand, and consumer demand. Gold demand arises primarily from investment and consumer demand.  Investment demand for silver and gold can be influenced by several factors, including:  the value of the U.S. dollar and other currencies, changing U.S. budget deficits, widening availability of exchange-traded funds, interest rate levels, the health of credit markets, and inflationary expectations.  Uncertainty related to (i) the political environment in the U.S., (ii) U.S. and global trading policies (including tariffs), (iii) a global economic recovery, (iv) recent uncertainty in China and (v) from the current downturn and continued uncertainty resulting from the COVID-19 outbreak and any subsequent variants, could result in continued investment demand for precious metals.  Industrial demand for silver is closely linked to world Gross Domestic Product growth and industrial fabrication levels, as it is difficult to substitute for silver in industrial fabrication.  Consumer demand is driven significantly by demand for jewelry and other retail products. We believe that long-term industrial and economic trends, including demand for metals to decarbonize the economy and urbanization and growth of the middle class in countries such as China and India, will result in continued consumer demand for silver and gold and industrial demand for silver.  However, the global economy has been significantly impacted by the COVID-19 outbreak, with the ultimate severity and duration of the downturn unknown. There can be no assurance whether these trends will continue or how they will impact prices of the metals we produce. In the past, we have recorded impairments to our asset carrying values because of low prices, and we can offer no assurance that prices will either remain at their current levels or increase.

Processes supporting valuation of our assets and liabilities that are most significantly affected by metals prices include analysis of asset carrying values, depreciation, reserves and resources, and deferred income taxes. On at least an annual basis - and more frequently if circumstances warrant - we examine our depreciation rates, reserve estimates, and the valuation allowances on our deferred tax assets. We examine the carrying values of our assets as changes in facts and circumstances warrant.  In our evaluation of carrying values and deferred taxes, we apply several pricing views to our forecasting model, including current prices, analyst price estimates, forward-curve prices, and historical prices (see Mineral Reserves and Resources, below, regarding prices used for reserve and resource estimates). Using applicable accounting guidance and our view of metals markets, we use the probability-weighted average of the various methods to determine whether the values of our assets are fairly stated, and to determine the level of valuation allowances, if any, on our deferred tax assets.  In addition, estimates of future metals prices are used in the valuation of certain assets in the determination of the purchase price allocations for our acquisitions (see Business Combinations below).

Sales of concentrates sold directly to customers are recorded as revenues upon completion of the performance obligations and transfer of control of the product to the customer (generally at the time of shipment) using estimated forward metals prices for the estimated month of settlement. Due to the time elapsed between shipment of concentrates to the customer and final settlement with the customer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales and trade accounts receivable are adjusted to estimated settlement prices until final settlement by the customer. Changes in metals prices between shipment and final settlement result in changes to revenues and accounts receivable previously recorded upon shipment.  As a result, our trade accounts receivable balances related to concentrate sales are subject to changes in metals prices until final settlement occurs.  For more information, see Note 4 of Notes to Consolidated Financial Statements.

We utilize financially-settled forward contracts to manage our exposure to changes in prices for silver, gold, zinc and lead.  See Item 7A. – Quantitative and Qualitative Disclosures About Market Risk - Commodity-Price Risk Management below for more information on our contract programs.  Effective November 1, 2021, we designated the contracts for lead and zinc as hedges for accounting purposes, with gains and losses deferred to accumulated other comprehensive income until the hedged product ships. Prior to November 1, 2021, these contracts were not designated as hedges for accounting purposes and were therefore marked-to-market through earnings each period.  Changes in silver, gold, zinc and lead prices between the dates that the contracts are entered into and their settlements will result in changes to the fair value asset or liability associated with the contracts, with a corresponding gain or loss for silver and gold contracts recognized in earnings and gain or loss for lead and zinc contracts deferred to accumulated other comprehensive income (loss).

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

Mineral Reserves and Resources

Critical estimates are inherent in the process of determining our reserves and resources. Our reserves and resources are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. See Item 2. – Properties above for the metals price assumptions used in our estimates of reserves and resources as of December 31, 2021, 2020 and 2019. Our assessment of reserves and resources occurs at least annually, and periodically utilizes external audits.

Reserves and resources are a key component in the valuation of our properties, plants and equipment. Reserve estimates are used in determining appropriate rates of units-of-production depreciation, with net book value of many assets depreciated over remaining estimated reserves. Reserves and resources are also a key component in forecasts, with which we compare future cash flows to current asset values in an effort to ensure that carrying values are reported appropriately. Our forecasts are also used in determining the level of valuation allowances on our deferred tax assets. Reserves and resources also play a key role in the valuation of certain assets in the determination of the purchase price allocations for acquisitions. Annual reserve and resource estimates are also used to determine conversions of resources and exploration targets beyond the known reserve resulting from business combinations to depreciable reserves, in periods subsequent to the business combinations (see Business Combinations below).  Reserves and resources are a culmination of many estimates and are not guarantees that we will recover the indicated quantities of metals or that we will do so at a profitable level.

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.  The valuation of assets acquired and liabilities assumed requires management to make significant estimates and assumptions, especially with respect to long-lived assets (including resources and exploration targets beyond the known reserve). These estimates include future metals prices and mineral reserves and resources, as discussed above.  Management may also be required to make estimates related to the valuation of deferred tax assets or liabilities as part of the purchase price allocation for business combinations. In some cases, we use third-party appraisers to determine the fair values of property and other identifiable assets. In addition, costs related to business combinations are included in earnings as incurred, and our financial results for periods in which business combinations are pursued could be adversely affected as a result.

Valuation of Deferred Tax Assets

Our deferred income tax assets include certain future tax benefits. We record a valuation allowance against any portion of those deferred income tax assets when we believe, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. We review the likelihood that we will realize the benefit of our deferred tax assets and therefore the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence.

Certain categories of evidence carry more weight in the analysis than others based upon the extent to which the evidence may be objectively verified. We look to the nature and severity of cumulative pretax losses (if any) in the current three-year period ending on the evaluation date or the expectation of future pretax losses and the existence and frequency of prior cumulative pretax losses.

We utilize a rolling twelve quarters of pre-tax income or loss as a measure of our cumulative results in recent years. Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. However, a cumulative three year loss is not solely determinative of the need for a valuation allowance. We also consider all other available positive and negative evidence in our analysis.

Other factors considered in the determination of the probability of the realization of the deferred tax assets include, but are not limited to:

•	Earnings history;
•	Projected future financial and taxable income based upon existing reserves and long-term estimates of commodity prices;
•	The duration of statutory carry forward periods;
•	Prudent and feasible tax planning strategies readily available that may alter the timing of reversal of the temporary difference;
•	Nature of temporary differences and predictability of reversal patterns of existing temporary differences; and
•	The sensitivity of future forecasted results to commodity prices and other factors.

The Company assesses available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence is recent pretax losses and/or expectations of future pretax losses. Such objective evidence limits the ability to consider other subjective evidence including projections for future growth. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

See Note 7 of Notes to Consolidated Financial Statements for additional detail on the valuation allowance.

Pension Plan Accounting Assumptions

We are required to make a number of assumptions in estimating the future benefit obligations for, and fair value of assets included in, our pension plans, which impact the amount of liability and net periodic pension cost recognized related to our plans. These include assumptions for applicable discount rates, the expected rate of return on plan assets and the rate of future employee compensation increases. See Note 6 of Notes to Consolidated Financial Statements for more information on the accounting for our pension plans and the related assumptions.

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

Accounting Standards Updates to Become Effective in Future Periods

In August 2020, the FASB issued ASU No. 2020-06 Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles to certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and with early adoption permitted. We are evaluating the impact of this update on our consolidated financial statements.

Guarantor Subsidiaries

Presented below are Hecla’s condensed consolidating financial statements as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, resulting from the guarantees by certain of Hecla's subsidiaries of the Senior Notes and IQ Notes (see Note 9 of Notes to Consolidated Financial Statements for more information). The Guarantors consist of the following of Hecla's 100%-owned subsidiaries: Hecla Limited; Silver Hunter Mining Company; Rio Grande Silver, Inc.; Hecla MC Subsidiary, LLC; Hecla Silver Valley, Inc.; Burke Trading, Inc.; Hecla Montana, Inc.; Revett Silver Company; RC Resources, Inc.; Troy Mine Inc.; Revett Exploration, Inc.; Revett Holdings, Inc.; Mines Management, Inc.; Newhi, Inc.; Montanore Minerals Corp.; Hecla Alaska LLC; Hecla Greens Creek Mining Company; Hecla Admiralty Company; Hecla Juneau Mining Company; Klondex Holdings Inc.; Klondex Gold & Silver Mining Co.; Klondex Midas Holdings Limited; Klondex Aurora Mine Inc.; Klondex Hollister Mine Inc.; and Hecla Quebec, Inc. We completed the offering of the Senior Notes on February 19, 2020 under our shelf registration statement previously filed with the SEC. We issued the IQ Notes in four equal tranches between July and October 2020.

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

Condensed Consolidating Balance Sheets

	As of December 31, 2021
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$175,108	$14,082	$20,820	$—	$210,010
Other current assets	3,083	127,277	1,257	—	131,617
Properties, plants, equipment and mineral interests - net	1,913	2,300,651	8,246	—	2,310,810
Intercompany receivable (payable)	(237,252)	(229,707)	219,409	247,550	—
Investments in subsidiaries	1,562,706	—	—	(1,562,706)	—
Other non-current assets	352,280	23,897	(125,731)	(174,075)	76,371
Total assets	$1,857,838	$2,236,200	$124,001	$(1,489,231)	$2,728,808
Liabilities and Stockholders' Equity
Current liabilities	$(436,699)	$233,456	$1,122	$362,504	$160,383
Long-term debt	508,095	17,200	526	—	525,821
Non-current portion of accrued reclamation	—	99,516	4,456	—	103,972
Non-current deferred tax liability	1,764	436,971	—	(289,029)	149,706
Other non-current liabilities	23,891	3,578	670	—	28,139
Stockholders' equity	1,760,787	1,445,479	117,227	(1,562,706)	1,760,787
Total liabilities and stockholders' equity	$1,857,838	$2,236,200	$124,001	$(1,489,231)	$2,728,808

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2021
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$(544)	$807,841	$176	$—	$807,473
Cost of sales	4,674	(422,444)	(109)	—	(417,879)
Depreciation, depletion, and amortization	(152)	(171,641)	—	—	(171,793)
General and administrative	(13,832)	(19,943)	(795)	—	(34,570)
Exploration and pre-development	(182)	(42,195)	(5,524)	—	(47,901)
Fair value adjustments, net	(34,017)	1,747	(3,522)	—	(35,792)
Equity in earnings of subsidiaries	(225,671)	—	—	225,671	—
Other income (expense)	237,033	(62,790)	(10,495)	(257,760)	(94,012)
(Loss) income before income taxes	(32,691)	90,575	(20,269)	(32,089)	5,526
Benefit (provision) from income and mining taxes	67,786	(292,705)	(3,272)	257,760	29,569
Net income (loss)	35,095	(202,130)	(23,541)	225,671	35,095
Preferred stock dividends	(552)	—	—	—	(552)
Income (loss) applicable to common stockholders	34,543	(202,130)	(23,541)	225,671	34,543
Net income (loss)	35,095	(202,130)	(23,541)	225,671	35,095
Changes in comprehensive income (loss)	4,433	—	—	—	4,433
Comprehensive income (loss)	$39,528	$(202,130)	$(23,541)	$225,671	$39,528

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2021
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$(289,567)	$287,187	$(16,895)	$239,612	$220,337
Cash flows from investing activities:
Additions to properties, plants, equipment and mineral interests	—	(108,905)	(143)	—	(109,048)
Other investing activities, net	176,114	2,888	—	(176,983)	2,019
Cash flows from financing activities:
Dividends paid to stockholders	(20,672)	—	—	—	(20,672)
Repayments of debt	—	(7,285)	—	—	(7,285)
Other financing activity	219,977	(170,887)	8,898	(62,629)	(4,641)
Effect of exchange rate changes on cash	—	(318)	(212)	—	(530)
Changes in cash, cash equivalents and restricted cash and cash equivalents	85,852	2,680	(8,352)	—	80,180
Beginning cash, cash equivalents and restricted cash and cash equivalents	89,256	12,455	29,172	—	130,883
Ending cash, cash equivalents and restricted cash and cash equivalents	$175,108	$15,135	$20,820	$—	$211,063

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our exposure to market risks and risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at December 31, 2021 which are sensitive to changes in commodity prices, foreign exchange rates and interest rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Item 1A. Risk Factors above).

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

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our concentrates will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A. Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us).  At December 31, 2021, metals contained in concentrate sales and exposed to future price changes totaled approximately 2.1 million ounces of silver, 6,224 ounces of gold, 13.8 million pounds of zinc, and 6.3 million pounds of lead.  If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $11.6 million. However, as discussed in Commodity-Price Risk Management below, at times, subject to management's discretion, we utilize a program designed and intended to mitigate the risk of price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales. Therefore, the impact of changes in prices on the value of concentrates sold would be substantially offset by a gain or loss on forward contracts to the extent such contracts are utilized.

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

We are currently using financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement. In addition, we are using financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments. The following tables summarize the quantities of metals committed under forward sales contracts at December 31, 2021 and December 31, 2020:

December 31, 2021	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2022 settlements	1,814	6	13,371	4,575	$23.02	$1,812	$1.39	$0.96
Contracts on forecasted sales
2022 settlements	—	—	57,706	59,194	N/A	N/A	$1.28	$0.98
2023 settlements	—	—	76,280	71,650	N/A	N/A	$1.29	$1.00

December 31, 2020	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2021 settlements	1,282	4	23,314	4,905	$25.00	$1,858	$1.19	$0.90

Contracts on forecasted sales
2021 settlements	—	—	41,577	30,876	N/A	N/A	$1.17	$0.88
2022 settlements	—	—	18,519	—	N/A	N/A	$1.28	N/A

Effective November 1, 2021, we designated the contracts for lead and zinc contained in our forecasted future shipments as hedges for accounting purposes, with gains and losses deferred to accumulated other comprehensive loss until the hedged product ships. Prior to November 1, 2021, these contracts were not designated as hedges for accounting purposes and were therefore marked-to-market through earnings each period. The forward contracts for silver and gold contained in our concentrate shipments have not been designated as hedges and are marked-to-market through earnings each period.

At December 31, 2021 and 2020, we recorded the following balances for the fair value of forward and put option contracts held at that time (in millions):

	December 31, 2021			December 31, 2020
Balance sheet line item:	Contracts in an asset position	Contracts in a liability position	Net asset (liability)	Contracts in an asset position	Contracts in a liability position	Net asset (liability)
Other current assets	$—	$—	$—	$0.2	$(0.2)	$—
Other non-current assets	—	—	—	0.5	(0.1)	0.4
Current derivatives liability	0.7	(20.1)	(19.4)	0.1	(11.8)	(11.7)
Non-current derivatives liability	0.4	(18.9)	(18.5)	—	—	—

Net unrealized losses of approximately $14.6 million related to the effective portion of the contracts designated as hedges were included in accumulated other comprehensive loss as of December 31, 2021, and are net of related deferred taxes. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $3.4 million in net unrealized losses included in accumulated other comprehensive loss as of December 31, 2021 would be reclassified to current earnings in the next twelve months. We recognized a $0.5 million net loss during 2021 on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products. The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales, both of which resulted from changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $32.9 million net loss during 2021 on the contracts utilized to manage exposure to changes in prices for forecasted future sales prior to their hedge designation. The net loss on these contracts is included in the fair value adjustments, net line item under other income (expense), as they relate to forecasted future sales, as opposed to sales that have already taken place but are subject to final pricing (as discussed in the preceding paragraph).  The net loss for 2021 is the result of increasing zinc and lead prices. During the third quarter of 2019, we settled, prior to their maturity date, contracts in a gain position for cash proceeds to us of approximately $6.7 million, with no such early settlements in 2021 or 2020. These programs, when utilized and the contracts are not settled prior to their maturity, are designed to mitigate the impact of potential future declines in silver, gold, zinc and lead prices from the price levels established in the contracts (see average price information above). When those prices increase compared to the contract prices, we incur losses on the contracts.

Foreign Currency

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates between the USD and CAD and MXN, respectively. We have determined the functional currency for our Canadian and Mexican operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD and MXN to USD are recorded to earnings each period. For the year ended December 31, 2021, we recognized a net foreign exchange gain of $0.4 million. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at December 31, 2021 would have resulted in a change of approximately $11.2 million in our net foreign exchange gain or loss. A 10% change in the exchange rate between the USD and MXN from the rate at December 31, 2021 would have resulted in a change of approximately $0.2 million in our net foreign exchange gain or loss.

We utilize a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In November 2021, we initiated a similar program related to future development costs denominated in CAD, and have used a similar program, on a limited basis, related to interest payments on our IQ Notes (see Note 9 of Notes to Consolidated Financial Statements). The programs utilize forward contracts to buy CAD. Each contract related to operating costs is designated as a cash flow hedge, while contracts related to development and interest costs have not been designated as hedges as of December 31, 2021. As of December 31, 2021, we had 166 forward contracts outstanding to buy a total of CAD$318.8 million having a notional amount of US$245.3 million. The CAD contracts are related to cash operating costs at Casa Berardi forecasted to be incurred from 2022 through 2025 and have CAD-to-USD exchange rates ranging between 1.2702 and 1.3753. Our risk management policy allows for up to 75% of our planned cost exposure for five years into the future to be covered under such programs, and for potential additional programs to manage other foreign currency-related exposure areas. These instruments do, however, expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract exchange rate exceeds the spot exchange rate of a currency and (ii) exchange rate risk to the extent that the spot exchange rate exceeds the contract exchange rate for amounts of our operating costs covered under contract positions.

As of December 31, 2021 and 2020, we recorded the following balances for the fair value of the contracts (in millions):

	December 31,
Balance sheet line item:	2021	2020
Other current assets	$2.7	$3.5
Other non-current assets	2.5	4.2

Net unrealized gains of approximately $5.2 million related to the effective portion of the hedges were included in accumulated other comprehensive loss as of December 31, 2021, and are net of related deferred taxes. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $2.7 million in net unrealized gains included in accumulated other comprehensive loss as of December 31, 2021 would be reclassified to current earnings in the next twelve months. Net realized gains of approximately $4.7 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs in 2021. Net unrealized losses of approximately $0.2 million related to contracts not designated as hedges and no net unrealized gains or losses related to ineffectiveness of the hedges were included in fair value adjustments, net on our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2021.

Interest Rates

We have a $250 million credit facility, and amounts drawn on the facility are subject to variable rates of interest based on a spread over the London Interbank Offered Rate or an alternative base rate. Interest rates fluctuate due to economic factors beyond our control. We had no amount drawn under the facility as of December 31, 2021. See Note 9 of Notes to Consolidated Financial Statements for more information on our credit facility.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the CEO and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of the end of the reporting period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of December 31, 2021 in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2021, based on these criteria.

Our internal control over financial reporting as of December 31, 2021 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in the attestation report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hecla Mining Company

Coeur d’Alene, Idaho

Opinion on Internal Control over Financial Reporting

We have audited Hecla Mining Company’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Spokane, Washington

February 22, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

In accordance with our restated certificate of incorporation, our board of directors is divided into three classes. The terms of office of the directors in each class expire at different times. The directors are elected for three-year terms. The Effective Dates listed below for each director indicate their current term of office. All officers are elected for a term which ordinarily expires on the date of the meeting of the board of directors immediately following the annual meeting of stockholders. The positions and ages listed below for our current directors and officers are as of the scheduled date of our next annual meeting of stockholders in May 2022. There are no arrangements or understandings between any of the directors or officers and any other person(s) pursuant to which such directors or officers were elected.

	Age at May 26, 2022	Position and Committee Assignments	Effective Dates
Phillips S. Baker, Jr.	62	President and CEO, Director (1)	5/21 — 5/22 5/20 — 5/23
Russell D. Lawlar	42	Senior Vice President, Chief Financial Officer and Treasurer	3/21 — 5/22
Lauren M. Roberts	56	Senior Vice President and Chief Operating Officer	5/21 — 5/22
Michael L. Clary	54	Senior Vice President - Chief Administrative Officer	6/21 — 5/22
Kurt D. Allen	60	Vice President - Exploration	6/21 — 5/22
David C. Sienko	53	Vice President and General Counsel	5/21 — 5/22
Robert D. Brown	53	Vice President – Corporate Development & Sustainability	8/21 — 5/22
Ted Crumley	77	Director and Chairman of the Board (1,4)	5/19 — 5/22
Catherine J. Boggs	67	Director (2,3,4)	5/21 — 5/24
George R. Johnson	73	Director (2,3,5)	5/20 — 5/23
Alice Wong	62	Director (2,5)	2/21 — 5/23
Stephen F. Ralbovsky	68	Director (2,3)	5/21 — 5/24
Terry V. Rogers	75	Director (1,4,5)	5/19 — 5/22
Charles B. Stanley	63	Director (4,5)	5/19 — 5/22

(1)	Member of Executive Committee

(2)	Member of Audit Committee

(3)	Member of Governance and Social Responsibility Committee

(4)	Member of Compensation Committee

(5)	Member of Health, Safety, Environmental and Technical Committee

Phillips S. Baker, Jr., has been our Chief Executive Officer since May 2003 and has served as our President and as a member of the Board of Directors since November 2001. Mr. Baker served as Chairman of the Board for the National Mining Association from October 2017 to October 2020, and as a director for QEP Resources, Inc. from May 2010 to March 2021. He began his career in the mining industry in 1986 and has been an officer or director of many public companies since 1990.

Russell D. Lawlar was appointed Senior Vice President and Chief Financial Officer in March 2021. He was appointed Treasurer in February 2018. Mr. Lawlar has held various positions of increasing responsibility since 2010, including being the Controller at the Company’s Greens Creek operation from February 2015 to February 2018.

Lauren M. Roberts was appointed Senior Vice President and Chief Operating Officer in August 2019. Prior to that, Mr. Roberts was Chief Operating Officer for Kinross Gold Corporation from October 2016 to April 2019, and Senior Vice President, Corporate Development for Kinross Gold Corporation from November 2015 to October 2016. He previously worked for Hecla in various roles from January 1989 to November 1996.

Michael L. Clary was appointed Senior Vice President – Chief Administrative Officer in July 2021. Prior to that, he was Vice President – Human Resources and Senior Counsel from March 2020 to June 2021. Mr. Clary also served in various roles for the Company, including Director – Human Resources and Senior Counsel from July 2018 to March 2020 and Senior Counsel from April 2006 to July 2018. He has also held a number of positions at the Company’s operations in both Idaho and Nevada, including Controller/HR Manager at the Lucky Friday mine when he first joined Hecla in February 1994.

Kurt D. Allen was appointed Vice President – Exploration in July 2021. Prior to his appointment he was Director of Exploration from October 2019 to July 2021. Prior to that, Mr. Allen held various geology positions with Hecla in both exploration and operations including Director of New Projects from June 2012 to June 2019. He also held a number of positions at the Company’s operations in Idaho, Mexico, and Nevada from June 1987 to June 2012.

David C. Sienko was appointed Vice President and General Counsel in January 2010. Prior to his appointment, Mr. Sienko was a partner with the law firm K&L Gates LLP from 2004 to January 2010, where he specialized in securities, mergers and acquisitions, and corporate governance.

Robert D. Brown was appointed Vice President - Corporate Development & Sustainability in August 2021, and prior to that was Vice President – Corporate Development from January 2016 to August 2021. He was also appointed as President of our Canadian subsidiary, Hecla Canada Ltd. in August 2021, and prior to that was Vice President – Corporate Development of Hecla Canada Ltd. from January 2016 to August 2021. Prior to joining Hecla, Mr. Brown was President of Septemus Consulting Ltd. (a private consulting firm providing technical and corporate support for exploration, development, and production companies) from October 2011 to December 2015.

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

Catherine “Cassie” J. Boggs has served as a director since January 2017. Ms. Boggs was the General Counsel at Resource Capital Funds (a mining-focused private equity firm) from January 2011 until her retirement in February 2019. She has served as a board member of Capital Limited (a global drilling company, listed on the London Stock Exchange) since September 2021, and as an Intermittent Expert in mining with the US Department of Commerce’s Commercial Law Development Program since November 2019. Ms. Boggs was a board member of Funzeleo (a non-profit dedicated to inspiring and preparing youth for high-demand science and math-based careers) from January 2016 to September 2021, as well as serving as a board member and President of the Rocky Mountain Mineral Law Foundation (a non-profit organization dedicated to the study of laws and regulations relating to mining, oil and gas, energy, public lands, water, environmental and international law) from July 2011 to July 2015. She served on the board of US Energy Corp. (an oil and gas company) from June 2019 to December 2019. She is also currently serving as an Adjunct Professor at the University of Denver, Sturm College of Law.

George R. Johnson has served as a director since March 2016. Mr. Johnson was Senior Vice President of Operations of B2Gold Corporation (a Canadian-based gold producing company) from August 2009 until his retirement in April 2015. He has served on the Board of Directors of B2Gold Corporation since March 2016.

Alice Wong has served as a director since February 2021. Ms. Wong has served as Senior Vice President and Chief Corporate Officer of Cameco Corporation since 2011. She was Cameco’s Vice President of Safety, Health, Environment, Quality and Regulatory Relations from 2008 to 2011, and Vice President of Investor, Corporate and Government Relations from 2005 to 2008. She has been a Board member of SaskEnergy Incorporated (a natural gas distribution crown corporation) since December 2016, as well as a member of the Mining Association of Canada since June 2016, Canadian Nuclear Association since January 2013, and Saskatchewan Mining Association since January 2013. In 2021, she was named a Catalyst Honours Champion in recognition of her significant contributions to advancing women and championing inclusion in the workplace and being a role model for inclusive leadership in corporate Canada.

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

Information with respect to our directors is set forth under the caption “Proposal 1 - Election of Class III Directors” in our proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 26, 2022 (the Proxy Statement), which information is incorporated herein by reference.

Reference is made to the information set forth in the first paragraph under the caption “Report of the Audit Committee,” and under the caption “Corporate Governance and Related Matters,” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Reference is made to the information set forth under the caption “Available Information” in Item 1 for information about the Company’s Code of Conduct, which information is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence” of the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

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

Hecla Mining Company and Wholly-Owned Subsidiaries

Form 10-K - December 31, 2021

Index to Exhibits

1.1

Equity Distribution Agreement, dated as of February 18, 2021, by and among Hecla Mining Company and the sales agents party thereto. Filed as exhibit 1.1 to Registrant’s Current Report on Form 8-K filed on February 18, 2021 (File No. 1-8491) and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of the Registrant. Filed as exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 (File No. 1-8491) and incorporated herein by reference.

3.2	Bylaws of the Registrant as amended to date. Filed as exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on August 23, 2021 (File No. 1-8491) and incorporated herein by reference.

4.1

Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Included as Annex II to Restated Certificate of Incorporation of Registrant filed as exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 (File No. 1-8491) and incorporated herein by reference.

4.2

Registration Rights Agreement, dated as of April 29, 2021, between Hecla Mining Company and Waterton Nevada Splitter, LLC. Filed as exhibit 4.1 to Registrant’s Registration Statement on Form S-3 filed on May 20, 2021 (File No. 1-8491) and incorporated herein by reference.

4.3

Registration Rights Agreement dated as of September 22, 2021, among Hecla Mining Company, as Issuer, and the Hecla Mining Company Retirement Plan Trust, which is the funding vehicle for the Hecla Mining Company Retirement Plan, a tax-qualified employee benefit pension plan sponsored by Hecla Mining Company, and the Lucky Friday Pension Plan Trust, which is the funding vehicle for the Lucky Friday Pension Plan. Filed as exhibit 4.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2021 (File No. 1-8491) and incorporated herein by reference.

4.4

Indenture, dated as of February 19, 2020, by and among Hecla Mining Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Filed as exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on February 19, 2020 (File No. 1-8491) and incorporated herein by reference

4.5

First Supplemental Indenture, dated as of February 19, 2020, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors hereto, and the Bank of New York Mellon Trust, N.A., as Trustee. Filed as exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on February 19, 2020 (File No. 1-8491) and incorporated herein by reference.

4.6

Note Purchase Agreement, dated July 9, 2020, among Hecla Mining Company, as Issuer, certain subsidiaries of Hecla Mining Company, as Guarantors thereto, and Investissement Quebec. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 10, 2020 (File No. 1-8491) and incorporated herein by reference.

4.7	Description of Securities. *

10.1

Form of Change of Control Agreement entered into on March 5, 2015, between Registrant and each of Phillips S. Baker, Jr., and David C. Sienko, on February 19, 2016 with Robert D. Brown, on August 5, 2019 with Lauren M. Roberts, on March 1, 2020 with Michael L. Clary, on March 1, 2021 with Russell D. Lawlar, and on July 1, 2021 with Kurt Allen. Filed as exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2015 (File No. 1-8491) and incorporated herein by reference. (1)

10.2

Form of Indemnification Agreement dated November 8, 2006, between Registrant and Phillips S. Baker, Jr., and Ted Crumley. Identical Indemnification Agreements were entered into between the Registrant and Charles B. Stanley and Terry V. Rogers on May 4, 2007, David C. Sienko on January 29, 2010, Robert D. Brown on January 4, 2016, Stephen F. Ralbovsky and George R. Johnson on March 1, 2016, Catherine J. Boggs on January 1, 2017, Lauren M. Roberts on August 5, 2019, Alice Wong on February 26, 2021, Michael L. Clary on March 1, 2020, Russell D. Lawlar on March 1, 2021, and Kurt Allen on July 1, 2021. Filed as exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491) and incorporated herein by reference. (1)

10.3

Hecla Mining Company Key Employee Deferred Compensation Plan (Amended, Restated and Effective May 19, 2021). Filed as Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 5, 2021 (File No 1-8491) and incorporated herein by reference. (1)

10.4

Hecla Mining Company 2010 Stock Incentive Plan (Amended and Restated as of August 21, 2021). Filed as exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2021 (File No. 1-8491) and incorporated herein by reference. (1)

10.5	Hecla Mining Company Short-Term Incentive Plan. Filed as exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2019 (File No. 1-8491) and incorporated herein by reference. (1)

10.6

Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan (as Amended and Restated Effective January 1, 2017). Filed as exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended March 31, 2017 (File No. 8491) and incorporated herein by reference. (1)

10.7

Hecla Mining Company Retirement Plan for Employees and Supplemental Retirement and Death Benefit Plan. Filed as exhibit 10.17(a) to Registrant’s Form 10-K for the year ended December 31, 2008 (File No. 1-8491) and incorporated herein by reference. (1)

10.8(a)	Hecla Mining Company Post-2004 Supplemental Excess Retirement Plan Master Plan Document, effective January 1, 2019. *

10.8(b)	Hecla Mining Company Pre-2005 Supplemental Excess Retirement Plan Master Plan Document, effective January 1, 2019. *

10.9

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

21	List of subsidiaries of Registrant. *

23.1	Consent of BDO USA, LLP. *

23.2	Consent of Qualified Person for Technical Report Summary of Greens Creek Mine. *

23.3	Consent of Qualified Person for Technical Report Summary of Lucky Friday Mine. *

23.4	Consent of Qualified Person for Technical Report Summary of Casa Berardi Mine. *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act. *

96.1	Technical Report Summary on the Greens Creek Mine, Alaska, U.S.A. *

96.2	Technical Report Summary on the Lucky Friday Mine, Idaho, U.S.A. *

96.3	Technical Report Summary on the Casa Berardi Mine, Northwestern Québec, Canada. *

99.1

Contribution Agreement, dated as of September 22, 2021, among Hecla Mining Company, as sponsor of the Hecla Mining Company Retirement Plan, the Retirement Committee, as the named fiduciary of the Hecla Mining Company Retirement Plan, and U.S. Bank National Association, as trustee of the Hecla Mining Company Retirement Plan Trust. Filed as exhibit 99.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2021 (File No. 1-8491) and incorporated herein by reference.

99.2

Contribution Agreement, dated as of September 22, 2021, among Hecla Mining Company, Hecla Limited as sponsor of the Lucky Friday Pension Plan, the Pension Committee, as the named fiduciary of the Lucky Friday Pension Plan, and U.S. Bank National Association, as trustee of the Lucky Friday Pension Plan. Filed as exhibit 99.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2021 (File No. 1-8491) and incorporated herein by reference.

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

HECLA MINING COMPANY

By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President, Chief Executive Officer and Director

Date:	February 22, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Phillips S. Baker, Jr.	February 22, 2022	/s/ Ted Crumley	February 22, 2022
Phillips S. Baker, Jr. President, Chief Executive Officer and Director (principal executive officer)	Date	Ted Crumley Director	Date

/s/ Russell D. Lawlar	February 22, 2022	/s/ Charles B. Stanley	February 22, 2022
Russell D. Lawlar Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	Date	Charles B. Stanley Director	Date

/s/ Stephen F. Ralbovsky	February 22, 2022	/s/ Alice Wong	February 22, 2022
Stephen F. Ralbovsky Director	Date	Alice Wong Director	Date

/s/ Terry V. Rogers	February 22, 2022	/s/ Catherine J. Boggs	February 22, 2022
Terry V. Rogers Director	Date	Catherine J. Boggs Director	Date

/s/ George R. Johnson	February 22, 2022
George R. Johnson Director	Date

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Hecla Mining Company

Coeur d’Alene, Idaho

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hecla Mining Company (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Income Taxes

As described in Notes 2 and 7 to the consolidated financial statements, the Company recorded deferred tax assets of $295.5 million, which are presented net of a valuation allowance of $39.2 million, and a net deferred tax liability of $399.7 million as of December 31, 2021. During 2021, the Company released $58.4 million of valuation allowance on its deferred tax assets in the U.S. jurisdiction. As of December 31, 2021, a $8.9 million valuation allowance remains in the U.S. group, $19.4 million in the Nevada Group, $3.2 million in the Canadian jurisdiction, and $7.7 million in the Mexican jurisdiction.

We identified the Company’s estimate of its valuation allowance for the U.S. tax group as a critical audit matter. Specifically, the Company’s evaluation of positive and negative evidence and estimates of future taxable income to determine the amount of valuation allowance required on its deferred tax assets involve significant management judgments. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature, and extent of audit effort required to address these matters including the need for specialized knowledge and skill in assessing these estimates.

The primary procedures we performed to address this critical audit matter included:

●

Evaluating positive and negative evidence supporting the estimate of the U.S. tax group’s deferred tax asset valuation allowance including forecasted taxable income, and trends in metal market pricing.

●

Testing the estimates included in management’s future taxable income by 1) comparing expected production of base and precious metals, as well as production costs to previous years’ actual results, 2) analyzing pricing estimates by obtaining supporting market data from third-party sources, and 3) developing independent expectations of the significant assumptions in management’s forecasting models.

●	Utilizing personnel with specialized knowledge, and skill to assist in analyzing management’s estimate of its valuation allowance for the U.S. tax group.

Mineral Reserves and Resources and Impairment of Long-lived Assets

As discussed in Note 2 to the consolidated financial statements, reserves and resources are a key component in the valuation of properties, plants, equipment, and mineral interests. Management reviews and evaluates the net carrying value of all facilities, including idle facilities upon the occurrence of events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. Tests for recoverability of each property is based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment, and the value associated with property interests.

We identified the assessment of the net carrying values of the Company’s properties and facilities as a critical audit matter, specifically assumptions underlying future cash flows that will be generated from the operations at each property. These assumptions include 1) metals to be recovered from proven and probable ore reserves, 2) metals prices, and 3) market values of mineral interests. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature, and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating management’s determination of properties and facilities with an identified triggering event in 2021 by assessing current operating results, and market prices.

●

Assessing management’s assumptions for metals prices underlying estimates of future cash flows, and market value of minerals in the carrying value models by comparing to prior five-year trends and agreeing to underlying market data from third-party sources.

●

Testing management’s assumptions for metals to be recovered from identified resources and exploration targets beyond proven and probable by agreeing the amounts to the Company’s reserves and resources report and evaluating management’s experts.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2001.

Spokane, Washington

February 22, 2022

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
		Revised	Revised
Sales of products	$807,473	$691,873	$673,266
Cost of sales and other direct production costs	417,879	382,663	447,985
Depreciation, depletion and amortization	171,793	148,110	191,451
Total cost of sales	589,672	530,773	639,436
Gross profit	217,801	161,100	33,830
Other operating expenses:
General and administrative	34,570	35,561	35,832
Exploration and pre-development	47,901	18,295	19,069
Provision for closed operations and environmental matters	14,571	3,929	4,690
Ramp-up and suspension costs	23,012	24,911	12,051
Loss on disposition of properties, plants, equipment and mineral interests	87	572	4,643
Other operating expense	14,240	10,854	4,223
Total other operating expenses	134,381	94,122	80,508
Income (loss) from operations	83,420	66,978	(46,678)
Other expense:
Fair value adjustments, net	(35,792)	(11,806)	(5,437)
Foreign exchange loss, net	417	(4,605)	(8,236)
Other net expense	(574)	(2,256)	(4,429)
Interest expense, net	(41,945)	(49,569)	(48,447)
Total other expense:	(77,894)	(68,236)	(66,549)
Income (loss) before income taxes	5,526	(1,258)	(113,227)
Income and mining tax benefit (provision)	29,569	(8,199)	18,318
Net income (loss)	35,095	(9,457)	(94,909)
Preferred stock dividends	(552)	(552)	(552)
Income (loss) applicable to common stockholders	$34,543	$(10,009)	$(95,461)

Comprehensive income (loss):
Net income (loss)	$35,095	$(9,457)	$(94,909)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) and amortization of prior service on pension plans	16,740	(3,559)	(3,277)
Unrealized (loss) gain on derivative contracts designated as hedge transactions	(12,307)	7,980	8,436
Total change in accumulated other comprehensive income (loss), net	$4,433	$4,421	$5,159
Comprehensive income (loss)	$39,528	$(5,036)	$(89,750)
Basic income (loss) per common share after preferred dividends	$0.06	$(0.02)	$(0.19)
Diluted income (loss) per common share after preferred dividends	$0.06	$(0.02)	$(0.19)
Weighted average number of common shares outstanding – basic	536,192	527,329	490,449
Weighted average number of common shares outstanding – diluted	542,176	527,329	490,449

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
		Revised	Revised
Operating activities:
Net income (loss)	$35,095	$(9,457)	$(94,909)
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	172,651	155,006	196,408
Fair value adjustments, net	15,040	(4,690)	7,079
Adjustment of inventory to net realizable value	6,524	—	1,399
Fee on prepayment of debt with shares of common stock	—	—	2,855
Loss on disposition of properties, plants, equipment and mineral interests	87	572	4,643
Provision for reclamation and closure costs	11,514	6,189	6,914
Deferred income taxes	(48,049)	(3,818)	(29,968)
Stock compensation	6,082	6,458	5,668
Amortization of loan origination fees	1,895	3,666	2,637
Foreign exchange (gain) loss	(79)	2,680	8,025
Other non-cash items	681	1,794	42
Changes in assets and liabilities:
Accounts receivable	(5,405)	(1,080)	(10,939)
Inventories	16,919	(13,208)	16,146
Other current and non-current assets	(1,678)	2,381	15,618
Accounts payable and accrued liabilities	(795)	19,379	(24,355)
Accrued payroll and related benefits	1,270	14,445	9,226
Accrued taxes	6,457	3,561	(3,155)
Accrued reclamation and closure costs and other non-current liabilities	2,128	(3,085)	7,532
Net cash provided by operating activities	220,337	180,793	120,866
Investing activities:
Additions to properties, plants, equipment and mineral interests	(109,048)	(91,016)	(121,421)
Purchase of carbon credits	(869)	—	—
Proceeds from sale or exchange of investments	1,811	—	1,760
Proceeds from disposition of properties, plants, equipment and mineral interests	1,077	331	183
Purchases of investments	—	(2,216)	(389)
Net cash used in investing activities	(107,029)	(92,901)	(119,867)
Financing activities:
Proceeds from issuance of common stock, net of offering costs	—	—	49,019
Dividends paid to common and preferred stockholders	(20,672)	(9,152)	(5,466)
Debt issuance and credit facility fees paid	(116)	(1,356)	(976)
Acquisition of treasury shares from employee equity awards	(4,525)	(2,745)	(2,231)
Borrowings of debt	—	716,327	279,500
Repayments of debt	—	(716,500)	(279,500)
Repayments of finance leases	(7,285)	(5,953)	(7,157)

	Year Ended December 31,
	2021	2020	2019
		Revised	Revised
Net cash (used in) provided by financing activities	(32,598)	(19,379)	33,189
Effect of exchange rates on cash	(530)	(1,107)	875
Net increase in cash, cash equivalents and restricted cash and cash equivalents	80,180	67,406	35,063
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	130,883	63,477	28,414
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$211,063	$130,883	$63,477
Supplemental disclosure of cash flow information:
Cash (paid) received during year for:
Interest	$(37,565)	$(34,853)	$(42,972)
Income and mining taxes	$(12,105)	$7,913	$(3,385)
Significant non-cash investing and financing activities:
Adjustment to common stock and warrants issued for acquisition of another company	$—	$—	$(325)
Addition of finance lease obligations	$4,870	$9,113	$6,506
Recognition of operating lease liabilities and right-of-use assets	$4,874	$—	$22,365
Common stock contributed to pension plans	$22,250	$16,032	$3,600
Common stock issued for 401(k) match	$4,339	$4,624	$3,862
Payment of accrued compensation in restricted stock units	$—	$5,096	$8,274
Common stock issued for prepayment of debt	$—	$—	$33,457
Equity securities received from exchange of investments	$3,626	$—	$—
Marketable equity securities received for sale of mineral interest	$—	$—	$2,257

See Notes 5 and 12 for additional non-cash investing and financing activities.

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2021	2020
		Revised
ASSETS
Current assets:
Cash and cash equivalents	$210,010	$129,830
Accounts receivable:
Trade	36,437	27,864
Taxes		1,584
Other, net	8,149	9,745
Inventories:
Concentrates, doré, stockpiled ore, and metals in transit and in-process	25,906	57,567
Materials and supplies	41,859	38,608
Other current assets	19,266	19,114
Total current assets	341,627	284,312
Investments	10,844	15,148
Restricted cash and investments	1,053	1,053
Properties, plants, equipment and mineral interests, net	2,310,810	2,378,074
Operating lease right-of-use assets	12,435	10,628
Deferred tax assets	45,562	2,912
Other non-current assets	6,477	8,083
Total assets	$2,728,808	$2,700,210
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$68,100	$68,516
Accrued payroll and related benefits	28,714	31,807
Accrued taxes	12,306	5,774
Finance leases	5,612	6,491
Operating leases	2,486	3,008
Accrued reclamation and closure costs	9,259	5,582
Accrued interest	14,454	14,157
Derivative liabilities	19,353	11,737
Other current liabilities	99	138
Total current liabilities	160,383	147,210
Finance leases	7,776	9,274
Operating leases	9,950	7,634
Accrued reclamation and closure costs	103,972	110,466
Long-term debt	508,095	507,242
Deferred tax liability	149,706	156,091
Pension liability	4,673	44,144
Derivatives liabilities	18,528	18
Other non-current liabilities	4,938	4,346
Total liabilities	968,021	986,425
Commitments and contingencies (Notes 5, 6, 9, 10, 14 and 15)
STOCKHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, authorized 750,000,000 shares; issued 2021 — 545,534,760 shares and 2020 — 538,487,415 shares	136,391	134,629
Capital surplus	2,034,485	2,003,576
Accumulated deficit	(353,651)	(368,074)
Accumulated other comprehensive loss, net	(28,456)	(32,889)
Less treasury stock, at cost; 2021 — 7,395,295 and 2020 — 6,821,044 shares issued and held in treasury	(28,021)	(23,496)
Total stockholders’ equity	1,760,787	1,713,785
Total liabilities and stockholders’ equity	$2,728,808	$2,700,210

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2021, 2020 and 2019

(Dollars in thousands)

	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
				Revised
Balances, January 1, 2019	$39	$121,956	$1,880,481	$(248,845)	$(42,469)	$(20,736)	$1,690,426
Net loss	—	—	—	(94,909)	—	—	(94,909)
Adjustment to fair value of warrants issued for purchase of another company	—	—	(325)	—	—	—	(325)
Stock issued to directors (253,000 shares)	—	63	392	—	—	—	455
Common stock issued for cash, net of offering costs (21,410,000 shares)	—	5,353	43,666	—	—	—	49,019
Stock issued for 401(k) match (1,882,000 shares)	—	470	3,392	—	—	—	3,862
Restricted stock units granted	—	—	5,213	—	—	—	5,213
Common stock issued for prepayment of debt (10,655,000 shares)	—	2,664	30,793	—	—	—	33,457
Common stock ($0.01 per common share) and Series B Preferred stock ($2.63 per share) dividends declared	—	—	—	(5,466)	—	—	(5,466)
Common stock issued for employee incentive compensation (3,597,000 shares)	—	899	7,375	—	—	(1,595)	6,679
Common stock issued to pension plans (2,384,000 shares)	—	596	3,004	—	—	—	3,600
Restricted stock unit distributions (1,164,000 shares)	—	291	(291)	—	—	(636)	(636)
Other comprehensive income	—	—	—	—	5,159	—	5,159
Balances, December 31, 2019	39	132,292	1,973,700	(349,220)	(37,310)	(22,967)	1,696,534
Net loss	—	—	—	(9,457)	—	—	(9,457)
Stock issued to directors (391,000 shares)	—	97	1,389	—	—	—	1,486
Stock issued for 401(k) match (1,584,000 shares)	—	397	4,227	—	—	—	4,624
Restricted stock units granted	—	—	4,975	—	—	—	4,975
Restricted stock unit distributions (1,702,000 shares)	—	426	(426)	—	—	(1,479)	(1,479)
Common stock ($0.01625 per share) and Series B Preferred stock ($2.63 per share) dividends declared	—	—	—	(9,151)	—	—	(9,151)
Common stock issued for employee incentive compensation (2,800,000 shares)	—	700	4,396	—	—	(1,266)	3,830
Treasury shares issued to charitable foundation (650,000 shares)	—	—	—	(246)	—	2,216	1,970
Common stock issued to pension plans (2,869,000 shares)	—	717	15,315	—	—	—	16,032
Other comprehensive income	—	—	—	—	4,421	—	4,421
Balances, December 31, 2020	39	134,629	2,003,576	(368,074)	(32,889)	(23,496)	1,713,785
Net income	—	—	—	35,095	—	—	35,095
Stock issued to directors (207,000 shares)	—	52	1,792	—	—	—	1,844
Stock issued for 401(k) match (685,000 shares)	—	172	4,167	—	—	—	4,339
Restricted stock units granted	—	—	4,238	—	—	—	4,238
Restricted stock unit distributions (1,653,000 shares)	—	413	(413)	—	—	(4,525)	(4,525)
Common stock ($0.0375 per share) and Series B Preferred stock ($2.63 per share) dividends declared	—	—	—	(20,672)	—	—	(20,672)
Common stock issued to pension plans (4,500,000 shares)	—	1,125	21,125	—	—	—	22,250
Other comprehensive income	—	—	—	—	4,433	—	4,433
Balances, December 31, 2021	$39	$136,391	$2,034,485	$(353,651)	$(28,456)	$(28,021)	$1,760,787

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: The Company

Hecla Mining Company, and its affiliates and subsidiaries (collectively, “Hecla,” “we,” “us” or “the Company”), is the United States leading silver producer currently operating three mines, two silver mines in the United States and a gold mine in Quebec, Canada. The Company also has several exploration and pre-development projects in North America, including Nevada, Montana and Mexico. Hecla Mining Company is a Delaware corporation. Our current holding company structure dates from the incorporation of Hecla Mining Company in 2006 and the renaming of our subsidiary (previously Hecla Mining Company) as Hecla Limited. Hecla Limited was incorporated on October 14, 1891 as an Idaho Corporation in northern Idaho’s Silver Valley. We believe we are the oldest operating precious metals mining company in the United States and the largest silver producer in the United States. Our corporate offices are in Coeur d’Alene, Idaho and Vancouver, British Columbia. The cash flow and profitability of the Company’s operations are significantly affected by the market price of silver, gold, lead and zinc. The prices of silver, gold, lead and zinc are affected by numerous factors beyond our control.

References to “CAD” and “MXN” refer to the Canadian Dollar and Mexican Peso, respectively.

Note 2: Summary of Significant Accounting Policies

A. Principles of Consolidation, Basis of Presentation and Other Information — Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include our accounts and our wholly-owned subsidiaries’ accounts. All significant inter-company balances and transactions have been eliminated in consolidation.

The 2019 novel strain of coronavirus (“COVID-19”) was characterized as a global pandemic by the World Health Organization on March 11, 2020, and COVID-19 resulted in travel restrictions and business slowdowns or shutdowns in affected areas. In late March 2020, the Government of Quebec ordered the mining industry to reduce to minimum operations as part of the fight against COVID-19, causing us to suspend our Casa Berardi operations from March 24, 2020 until April 15, 2020 when mining operations resumed. In early April 2020, the Government of Mexico issued a similar order causing us to suspend our San Sebastian operations until May 30, 2020. In addition, restrictions imposed by the State of Alaska in late March 2020 caused us to revise the normal operating procedures for staffing operations at Greens Creek. These suspension orders impacted us in the first half of 2020 by curtailing our expected production of gold at Casa Berardi by approximately 11,700 ounces, which resulted in a reduction in related revenue for that period. We continued to incur costs at Casa Berardi and San Sebastian while operations were suspended. At Casa Berardi and San Sebastian, suspension costs in 2020 totaled $1.6 million and $1.8 million, respectively. At Greens Creek, we incurred costs of approximately $1.0 million in 2021 and $2.3 million in 2020 related to quarantining employees from late March 2020 through the second quarter of 2021. In addition, silver production at Greens Creek in the third quarter of 2021 was 30% lower than in the third quarter of 2020 due to reduced ore grades as a result of mine sequencing, which was impacted by manpower challenges due to COVID-19 and increased competition for labor which we expect to mitigate through schedule changes and other means. At Casa Berardi, we incurred costs of approximately $2.4 million in 2021 related to COVID-19 procedures. At the Lucky Friday, San Sebastian and Nevada Operations units, COVID-19 procedures have been implemented without a significant impact on operating or suspension costs or production. It is possible that future restrictions at any of our operations could have an adverse impact on future operations or financial results beyond 2021.

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

In the third quarter of 2021, we identified immaterial errors impacting amounts reported for accumulated depreciation, depletion and amortization (“DDA”) and DDA expense for Casa Berardi from June 1, 2013 through June 30, 2021.  In connection with this DDA adjustment, we also revised our previously issued financial statements for recognition of deferred taxes related to the reclassification of certain state mining income taxes effective January 1, 2021, from Cost of sales and other direct production costs to Income and mining tax provision.  Certain amounts in the condensed consolidated financial statements and notes thereto for the prior period have been revised to correct these immaterial errors.  See Note 3 for more information on the errors and revisions made to amounts reported for the prior periods.

B.  Assumptions and Use of Estimates — Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. We consider our most critical accounting estimates to be future metals prices; obligations for environmental, reclamation and closure matters and mineral reserves and resources. Other significant areas requiring the use of management assumptions and estimates relate to reserves for contingencies and litigation; asset impairments, including long-lived assets and investments; valuation of deferred tax assets; and post-employment, post-retirement and other employee benefit assets and liabilities. We have based our estimates on historical experience and various other assumptions that we believe to be reasonable. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions.

C.  Cash and Cash Equivalents — Cash and cash equivalents consist of all cash balances and highly liquid investments with a remaining maturity of three months or less when purchased and are carried at fair value. Cash and cash equivalents are invested in money market funds, certificates of deposit, U.S. government and federal agency securities, municipal securities and corporate bonds.

D.  Investments — We determine the appropriate classification of our investments at the time of purchase and re-evaluate such determinations at each reporting date. Current investments are comprised of marketable equity securities and are carried at fair value. Marketable securities we anticipate selling within the next twelve months are included in other current assets. Gains and losses on the sale of securities are recognized on a specific identification basis. Gains and losses are included as a component of a separate line item, “fair value adjustments, net,” on our consolidated statements of operations and comprehensive income (loss).

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

F. Restricted Cash and Investments — Restricted cash and investments primarily represent investments in money market funds, certificates of deposit, and bonds of U.S. government agencies and are restricted primarily for reclamation funding or surety bonds. Restricted cash balances are carried at fair value. Non-current restricted cash and investments is reported in a separate line on the consolidated balance sheets and totaled $1.1 million at December 31, 2021 and 2020, respectively.

G. Properties, Plants, Equipment and Mineral Interests – Costs are capitalized when it has been determined an ore body can be economically developed.  The development stage begins at new projects when our management and/or board of directors makes the decision to bring a mine into commercial production, and ends when the production stage, or exploitation of reserves, begins.  Expenditures incurred during the development and production stages for new assets, new facilities, alterations to existing facilities that extend the useful lives of those facilities, and major mine development expenditures are capitalized, including primary development costs such as costs of building access ways, shaft sinking, lateral development, drift development, ramps and infrastructure developments. Costs to improve, alter, or rehabilitate primary development assets which appreciably extend the life, increase capacity, or improve the efficiency or safety of such assets are also capitalized.

The costs of removing overburden and waste materials to access the ore body at an open-pit mine prior to the production stage are referred to as “pre-stripping costs.” Pre-stripping costs are capitalized during the development stage. Where multiple open pits exist at an operation utilizing common facilities, pre-stripping costs are capitalized at each pit. The production stage of a mine commences when saleable materials, beyond a de minimis amount, are produced. Stripping costs incurred during the production stage are treated as variable production costs included as a component of inventory, to be recognized in cost of sales and other direct production costs in the same period as the revenue from the sale of inventory.

Costs for exploration, pre-development, secondary development at operating mines, including drilling costs related to those activities (discussed further below), and maintenance and repairs on capitalized properties, plants and equipment are charged to operations as incurred.  Exploration costs include those relating to activities carried out in search of previously unidentified resources or exploration targets, (a) at undeveloped concessions, or (b) at operating mines already containing proven and probable reserves, where a determination remains pending as to whether new target deposits outside of the existing reserve areas can be economically developed.  Pre-development activities involve costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of evidence of economic viability, which is necessary to demonstrate future recoverability of these expenses. At an underground mine, secondary development costs are incurred for preparation of an ore body for production in a specific ore block, stope or work area, providing a relatively short-lived benefit only to the mine area they relate to, and not to the ore body as a whole. Primary development costs benefit long-term production, multiple mine areas, or the ore body as a whole, and are therefore capitalized.

Drilling, development and related costs are either classified as exploration, pre-development or secondary development, as defined above, and charged to operations as incurred, or capitalized, based on the following criteria:

•	whether the costs are incurred to further define resources or exploration targets at and adjacent to existing reserve areas or intended to assist with mine planning within a reserve area;
•	whether the drilling or development costs relate to an ore body that has been determined to be commercially mineable, and a decision has been made to put the ore body into commercial production; and
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

Drilling and related costs of approximately $5.2 million, $4.4 million, and $14.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, met our criteria for capitalization listed above at our production stage properties.

When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in current period net income (loss).

Our mineral interests, which are tangible assets, include acquired undeveloped mineral interests and royalty interests.  Undeveloped mineral interests include: (i) resources which are measured, indicated or inferred with insufficient drill spacing or quality to qualify as proven and probable reserves; and (ii) inferred material and exploration targets not immediately adjacent to existing proven and probable reserves but accessible within the immediate mine infrastructure.  Residual values for undeveloped mineral interests represent the expected fair value of the interests at the time we plan to convert, develop, further explore or dispose of the interests and are evaluated at least annually.

H. Depreciation, Depletion and Amortization — Capitalized costs are depreciated or depleted using the straight-line method or units-of-production method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 3 to 14 years, but do not exceed the useful life of the individual asset. Determination of expected useful lives for amortization calculations are made on a property-by-property or asset-by-asset basis at least annually. Our estimates for reserves and resources are a key component in determining our units-of-production depreciation rates, with net book value of many assets depreciated over remaining estimated reserves. Reserves are estimates made by our professional technical personnel of the amount of metals that they believe could be economically and legally extracted or produced at the time of the reserve determination (discussed in J. Proven and Probable Ore Reserves below). Our estimates of proven and probable ore reserves and resources may change, possibly in the near term, resulting in changes to depreciation, depletion and amortization rates in future reporting periods.

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

Although management has made what it believes to be a reasonable estimate of factors based on current conditions and information, assumptions underlying future cash flows, which includes the estimated value of resources and exploration targets, are subject to significant risks and uncertainties. Estimates of undiscounted future cash flows are dependent upon, among other factors, estimates of: (i) metals to be recovered from proven and probable ore reserves and identified resources and exploration targets beyond proven and probable reserves, (ii) future production and capital costs, (iii) estimated metals prices (considering current and historical prices, forward pricing curves and related factors) over the estimated remaining mine life and (iv) market values of mineral interests. It is possible that changes could occur in the near term that could adversely affect our estimate of future cash flows to be generated from our operating properties. If estimated undiscounted cash flows are less than the carrying value of a property, an impairment loss is recognized for the difference between the carrying value and fair value of the property.

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

K. Leases — Contractual arrangements are assessed at inception to determine if they represent or contain a lease. Right-of-use (“ROU”) assets related to operating leases are separately reported in the Consolidated Balance Sheets. ROU assets related to finance leases are included in Properties, plants, equipment and mineral interests, net. Separate current and non-current liabilities for operating and finance leases are reported on the Consolidated Balance Sheets.

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

L. Income and Mining Taxes — We provide for federal, state and foreign income taxes currently payable, as well as those deferred, due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Federal, state and foreign tax benefits are recorded as a reduction of income taxes, when applicable. We record deferred tax liabilities and assets for expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

We evaluate our ability to realize deferred tax assets by considering the sources and timing of taxable income, including the reversal of existing temporary differences, the ability to carryback tax attributes to prior periods, qualifying tax-planning strategies, and estimates of future taxable income exclusive of reversing temporary differences. In determining future taxable income, the Company’s assumptions include the amount of pre-tax operating income according to different state, federal and international taxing jurisdictions, the origination of future temporary differences, and the implementation of feasible and prudent tax-planning strategies. Should we determine that a portion of our deferred tax assets will not be realized, a valuation allowance is recorded in the period that such determination is made. When we determine, based on the existence of sufficient evidence, that more or less of the deferred tax assets are more likely than not to be realized, an adjustment to the valuation allowance is made in the period such a determination is made.

We classify as income taxes mine license taxes incurred in the states of Alaska and Idaho, the net proceeds taxes incurred in Nevada, mining duties in Mexico, and resource taxes incurred in Quebec, Canada.

For additional information, see Note 7 — Income Taxes.

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

See Note 4 for more information on our sales of products.

O. Foreign Currency — The functional currency for our operations located in the U.S., Mexico and Canada is the U.S. dollar (“USD”) for all periods presented. Accordingly, for Casa Berardi in Canada and San Sebastian in Mexico, we have translated our monetary assets and liabilities at the period-end exchange rate, and non-monetary assets and liabilities at historical rates, with income and expenses translated at the average exchange rate for the current period. All translation gains and losses have been included in the current period net income (loss). Expenses incurred at our foreign operations and denominated in CAD and MXN expose us to exchange rate fluctuations between those currencies and the USD. As discussed in P. Risk Management Contracts below, we seek to mitigate this exposure by using financially-settled forward contracts to sell CAD and MXN.

We recognized a total net foreign exchange gain of $0.4 million for the year ended December 31, 2021 and losses of $4.6 million and $8.2 million for the years ended December 31, 2020 and 2019, respectively.

P. Risk Management Contracts — We use derivative financial instruments as part of an overall risk-management strategy as a means of managing exposure to changes in metals prices and exchange rate fluctuations between the USD and CAD and MXN. We do not hold or issue derivative financial instruments for speculative trading purposes. We measure derivative contracts as assets or liabilities based on their fair value. Amounts recognized for the fair value of derivative asset and liability positions with the same counterparty and which would be settled on a net basis are offset against each other on our consolidated balance sheets. Gains or losses resulting from changes in the fair value of derivatives in each period are recorded either in current earnings or other comprehensive income (“OCI”), depending on the use of the derivative, whether it qualifies for hedge accounting and whether that hedge is effective. Amounts deferred in OCI are reclassified to sales of products (for metals price-related contracts) or cost of sales (for foreign currency-related contracts). Ineffective portions of any change in fair value of a derivative are recorded in current period other operating income (expense). For derivatives qualifying as hedges, when the hedged items are sold, extinguished or terminated, or it is determined the hedged transactions are no longer likely to occur, gains or losses on the derivatives are reclassified from OCI to current earnings. As of December 31, 2021 and 2020, our foreign currency-related forward contracts qualified for hedge accounting, with unrealized gains and loss related to the effective portion of the contracts included in OCI. Our base metals price-related forward contracts were designated as hedges effective November 1, 2021. Prior to November 1, 2021 our metals price-related forward contracts and put option contracts did not qualify for hedge accounting and all unrealized gains and losses were therefore reported in earnings.

See Note 10 for additional information on our foreign exchange and metal derivative contracts as of December 31, 2021.

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

For additional information on our restricted stock unit compensation, see Note 12.

R. Basic and Diluted Income (Loss) Per Common Share — We calculate basic income (loss) per share on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated using the weighted average number of shares of common stock outstanding during the period plus the effect of potential dilutive common shares during the period using the treasury stock and if-converted methods.

See Note 8 for additional information.

S. Comprehensive Income (Loss) — In addition to net income (loss), comprehensive income (loss) includes certain changes in equity during a period, such as adjustments to minimum pension liabilities, adjustments to recognize the over-funded or under-funded status of our defined benefit pension plans, the change in fair value of derivative contracts designated as hedge transactions, and cumulative unrecognized changes in the fair value of available for sale debt investments, net of tax, if applicable.

T. Reclassifications — Certain amounts in prior years have been reclassified to conform with the 2021 presentation.

U. New Accounting Pronouncements —

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

Accounting Standards Updates to Become Effective in Future Periods

In August 2020, the FASB issued ASU No. 2020-06 Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles to certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and with early adoption permitted. We are evaluating the impact of this update on our consolidated financial statements.

Note 3. Revision of Previously Issued Financial Statements for Immaterial Misstatements

Casa Berardi DDA

In the third quarter of 2021, we determined accumulated DDA and DDA expense at Casa Berardi, an operation within our Hecla Quebec Inc. subsidiary, were overstated for the periods from June 1, 2013 through June 30, 2021 as a result of errors in calculation from the date of acquisition of Casa Berardi. DDA was overstated by approximately $38.2 million in the aggregate over 8 years as a result of errors in the calculation of straight-line depreciation on machinery, equipment and buildings.

We assessed the materiality of the effect of the errors on our prior quarterly and annual financial statements, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and concluded the errors were not material to any of our previously issued financial statements. Consequently, we concluded we would correct these errors prospectively and revise our financial statements when the consolidated balance sheets, statements of operations and comprehensive income and cash flows for such prior periods are included in future filings (the “Revisions”). The Revisions had no net impact on our sales or net cash provided by operating activities for any period presented. The impact of these misstatements on prior periods is more fully disclosed below.

Reclassification of State Mining Income Taxes

We reclassified certain state mining income taxes from Cost of sales and other direct production costs to Income and mining tax provision effective January 1, 2021. In connection with the revision of our historical financial statements for the correction of the DDA adjustment described above, we revised our previously issued financial statements for this reclassification that required us to recognize previously unrecognized deferred taxes.

The following tables present a summary of the impact, by financial statement line item, of the Revisions as of and for the years ended December 31, 2020 and 2019:

	As of and for the Year Ended December 31, 2020
(in thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised

Consolidated Balance Sheet
Inventories: Concentrates, doré, and stockpiled ore	$57,936	$(369)	$57,567
Total current assets	284,681	(369)	284,312
Properties, plants, equipment and mineral interests, net	2,345,219	32,855	2,378,074
Total assets	2,667,724	32,486	2,700,210
Accrued taxes	8,349	(2,575)	5,774
Total current liabilities	149,785	(2,575)	147,210
Deferred tax liability	132,475	23,616	156,091
Total liabilities	965,384	21,041	986,425
Accumulated deficit	(379,519)	11,445	(368,074)
Total shareholders' equity	1,702,340	11,445	1,713,785
Total liabilities and shareholders' equity	2,667,724	32,486	2,700,210

Consolidated Statements of Operations and Comprehensive Income (Loss)
Cost of sales and other direct production costs	389,040	(6,377)	382,663
Depreciation, depletion and amortization	157,130	(9,020)	148,110
Total cost of sales	546,170	(15,397)	530,773
Gross profit	145,703	15,397	161,100
Income from operations	51,581	15,397	66,978
Loss before income and mining taxes	(16,655)	15,397	(1,258)
Income and mining tax provision	(135)	(8,064)	(8,199)
Net loss	(16,790)	7,333	(9,457)
Loss applicable to common shareholders	(17,342)	7,333	(10,009)
Comprehensive loss	(12,369)	7,333	(5,036)
Basic loss per common share after preferred dividends	(0.03)	0.01	(0.02)
Diluted loss per common share after preferred dividends	(0.03)	0.01	(0.02)

Consolidated Statements of Cash Flows
Net loss	(16,790)	7,333	(9,457)
Depreciation, depletion and amortization	164,026	(9,020)	155,006
Deferred income taxes	(5,505)	1,687	(3,818)
Cash provided by operating activities	180,793	—	180,793

	As of and for the Year Ended December 31, 2019
(in thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised

Consolidated Balance Sheet
Inventories: Concentrates, doré, and stockpiled ore	$30,364	$(286)	$30,078
Total current assets	179,124	(286)	178,838
Properties, plants, equipment and mineral interests, net	2,423,698	23,752	2,447,450
Total assets	2,637,308	23,466	2,660,774
Deferred tax liability	138,282	19,355	157,637
Total liabilities	944,885	19,355	964,240
Accumulated deficit	(353,331)	4,111	(349,220)
Total shareholders' equity	1,692,423	4,111	1,696,534
Total liabilities and shareholders' equity	2,637,308	23,466	2,660,774
Consolidated Statements of Operations and Comprehensive Income (Loss)
Cost of sales and other direct production costs	$450,349	$(2,364)	$447,985
Depreciation, depletion and amortization	199,518	(8,067)	191,451
Total cost of sales	649,867	(10,431)	639,436
Gross profit	23,399	10,431	33,830
Loss from operations	(57,109)	10,431	(46,678)
Loss before income and mining taxes	(123,658)	10,431	(113,227)
Income and mining tax benefit	24,101	(5,783)	18,318
Net loss	(99,557)	4,648	(94,909)
Loss applicable to common shareholders	(100,109)	4,648	(95,461)
Comprehensive loss	(94,398)	4,648	(89,750)
Basic loss per common share after preferred dividends	(0.20)	0.01	(0.19)
Diluted loss per common share after preferred dividends	(0.20)	0.01	(0.19)

Consolidated Statements of Cash Flows
Net loss	(99,557)	4,648	(94,909)
Depreciation, depletion and amortization	204,475	(8,067)	196,408
Deferred income taxes	(33,387)	3,419	(29,968)
Cash provided by operating activities	120,866	—	120,866

Note 4: Business Segments, Sales of Products and Significant Customers

We discover, acquire and develop mines and other mineral interests and produce and market concentrates, containing silver, gold (in the case of Greens Creek), lead and zinc, (ii) carbon material containing silver and gold, and (iii) doré containing silver and gold.  We are currently organized and managed in four reportable segments being: Greens Creek, Lucky Friday, Casa Berardi and the Nevada Operations.

General corporate activities not associated with operating mines and their various exploration activities, as well as idle properties and San Sebastian, a former operating mine and reportable segment, are presented as “other.”  Interest expense, interest income and income taxes are considered general corporate items, and are not allocated to our segments.

The tables below present information about our reportable segments as of and for the years ended December 31, 2021, 2020 and 2019 (in thousands).

	2021	2020	2019
Net sales to unaffiliated customers:
Greens Creek	$384,843	$327,820	$299,722
Lucky Friday	131,488	63,025	16,621
Casa Berardi	245,152	209,224	192,944
Nevada Operations	45,814	58,898	107,769
Other	176	32,906	56,210
Total sales to unaffiliated customers	$807,473	$691,873	$673,266
Income (loss) from operations:
Greens Creek (1)	$164,666	$114,607	$87,232
Lucky Friday	31,683	(1,711)	(12,520)
Casa Berardi (1)	5,807	10,379	(25,432)
Nevada Operations	(46,115)	(6,674)	(49,224)
Other	(72,621)	(49,623)	(46,734)
Total income (loss) from operations (1)	$83,420	$66,978	$(46,678)
Capital additions (excluding non-cash items):
Greens Creek	$23,883	$19,685	$29,570
Lucky Friday	29,885	25,776	8,989
Casa Berardi	49,617	40,840	36,059
Nevada Operations	5,470	4,003	42,953
Other	193	712	3,850
Total capital additions	$109,048	$91,016	$121,421

Depreciation, depletion and amortization:
Greens Creek	$48,710	49,692	$47,587
Lucky Friday	26,846	11,473	1,175
Casa Berardi (1)	80,744	60,552	65,893
Nevada Operations	15,341	22,845	67,024
Other	152	3,548	9,772
Total depreciation, depletion and amortization (1)	$171,793	$148,110	$191,451
Other significant non-cash items:
Greens Creek	$3,653	$3,103	$2,868
Lucky Friday	1,048	881	996
Casa Berardi	1,284	(1,741)	5,203
Nevada Operations	7,740	2,039	2,911
Other (1)	(20,030)	8,569	(2,684)
Total other significant non-cash items	$(6,305)	$12,851	$9,294
Identifiable assets:
Greens Creek	$589,944	$610,360	$639,047
Lucky Friday	516,545	520,463	440,615
Casa Berardi (1)	701,868	727,008	726,977
Nevada Operations	468,985	513,309	528,466
Other	451,466	329,070	325,669
Total identifiable assets (1)	$2,728,808	$2,700,210	$2,660,774

The following are our long-lived assets by geographic area as of December 31, 2021 and 2020 (in thousands):

	2021	2020
United States	$1,662,689	$1,701,307
Canada (1)	640,367	668,643
Mexico	7,754	8,124
Total long-lived assets (1)	$2,310,810	$2,378,074

(1) Amounts reported as of and for the years ended December 31, 2020 and 2019 have been revised. See Note 3 for more information.

Our products consist of metal concentrates and carbon material, which we sell to custom smelters, metal traders and third-party processors, and unrefined bullion bars (doré), which may be sold as doré or further refined before sale to precious metal traders. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer.

For sales of metals from refined doré, which we currently have at Casa Berardi, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of control of the agreed-upon metal quantities to the customer by the refiner. For sales of unrefined doré in 2019 at our Nevada Operations, the performance obligation was met, the transaction price was known, and revenue was recognized at the time of transfer of title and control of the doré containing the agreed-upon metal quantities to the customer. Refining, selling and shipping costs related to sales of doré and metals from doré are recorded to cost of sales as incurred.

For sales of carbon materials, which we had at our Nevada Operations commencing in 2020, transfer of control takes place, the performance obligation is met, the transaction price is known, and revenue is recognized generally at the time of arrival at the customer's facility.

For concentrate sales, which we currently have at Greens Creek and Lucky Friday, the performance obligation is met, the transaction price can be reasonably estimated, and revenue is recognized generally at the time of shipment. Concentrates sold at Lucky Friday typically leave the mine and are received by the customer within the same day. However, there is a period of time between shipment of concentrates from Greens Creek and their physical receipt by the customer, and judgment is required in determining when control has been transferred to the customer and the performance obligation has been met for those shipments. We have determined control is met, title is transferred and the performance obligation is met upon shipment of concentrate parcels from Greens Creek because, at that time, 1) legal title is transferred to the customer, 2) the customer has accepted the parcel and obtained the ability to realize all of the benefits from the product, 3) the concentrate content specifications are known, have been communicated to the customer, and the customer has the significant risks and rewards of ownership of it, 4) it is very unlikely a concentrate parcel from Greens Creek will be rejected by a customer upon physical receipt, and 5) we have the right to payment for the parcel.

Judgment is also required in identifying our concentrate sales performance obligations. Most of our concentrate sales involve “frame contracts” with smelters that can cover multiple years and specify certain terms under which individual parcels of concentrates are sold. However, some terms are not specified in the frame contracts and/or can be renegotiated as part of annual amendments to the frame contract. We have determined parcel shipments represent individual performance obligations satisfied at the point in time when control of the shipment is transferred to the customer.

The consideration we receive for our concentrate sales fluctuates due to changes in metals prices between the time of shipment and final settlement with the customer. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement with the customer. Also, it is unlikely a significant reversal of revenue for any one concentrate parcel will occur. As such, we use the expected value method to price the parcels until the final settlement date occurs, at which time the final transaction price is known. At December 31, 2021, metals contained in concentrate sales and exposed to future price changes totaled 2.1 million ounces of silver, 6,224 ounces of gold, 27.5 million pounds of zinc, and 12.7 million pounds of lead.  However, as discussed in Note 10, we seek to mitigate the risk of price adjustments by using financially-settled forward contracts for some of our sales.

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

Sales of metal concentrates and metal products are made principally to custom smelters, third-party processors and metal traders. The percentage of sales contributed by each segment is reflected in the following table:

	Year Ended December 31,
	2021	2020	2019
Greens Creek	47.6%	47.4%	44.5%
Lucky Friday	16.3%	9.1%	2.5%
Casa Berardi	30.4%	30.2%	28.7%
Nevada Operations	5.7%	8.5%	16.0%
Other	—%	4.8%	8.3%
	100%	100%	100%

Sales of products by metal for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Silver	$293,646	$260,227	$192,235
Gold	362,037	356,166	388,602
Lead	75,431	48,776	35,777
Zinc	125,292	95,065	89,656
Less: Smelter and refining charges	(48,933)	(68,361)	(33,004)
Sales of products	$807,473	$691,873	$673,266

The following is sales information by geographic area based on the location of smelters and metal traders (for concentrate shipments) and the location of parent companies (for doré sales to metal traders) for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
United States	$71,278	$115,378	$53,612
Canada	419,090	321,896	379,095
Japan	63,588	39,418	48,841
Netherlands	—	(923)	38,420
Korea	203,115	166,402	154,581
China	50,945	66,082	—
Total, excluding gains/losses on forward contracts	$808,016	$708,253	$674,549

Sales by significant product type for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Doré and metals from doré	$313,337	$266,536	$340,912
Carbon	4,117	60,302	37,645
Silver concentrate	345,732	281,050	200,456
Zinc concentrate	112,448	76,481	74,160
Precious metals concentrate	32,382	23,884	21,376
Total, excluding gains/losses on forward contracts	$808,016	$708,253	$674,549

Sales of products for 2021, 2020 and 2019 included net losses of $0.5 million, $16.4 million, and $1.3 million, respectively, on derivative contracts for silver, gold, lead and zinc contained in our sales.  See Note 10 for more information.

Sales from continuing operations to significant metals customers as a percentage of total sales were as follows for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
CIBC	37.2%	32.7%	23.1%
Teck Metals Ltd.	21.5%	16.1%	8.2%
Ocean Partners	6.2%	13.9%	5.7%
Korea Zinc	21.6%	13.3%	17.4%
Scotia	—%	2.9%	24.0%

Our trade accounts receivable balance related to contracts with customers was $36.4 million at December 31, 2021 and $27.9 million at December 31, 2020, and included no allowance for doubtful accounts.

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

We do not incur significant costs to obtain contracts, nor costs to fulfill contracts which are not addressed by other accounting standards. Therefore, we have not recognized an asset for such costs as of December 31, 2021 or December 31, 2020.

Note 5: Environmental and Reclamation Activities

The liabilities accrued for our reclamation and closure costs at December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Operating properties:
Greens Creek	$37,474	$42,716
Lucky Friday	13,543	12,818
Casa Berardi	12,497	11,730
Nevada Operations	27,068	26,062
Non-operating properties:
San Sebastian	4,451	6,882
Troy mine	4,813	5,340
Johnny M	8,947	6,065
Republic	1,500	1,500
All other sites	2,938	2,935
Total	113,231	116,048
Reclamation and closure costs, current	(9,259)	(5,582)
Reclamation and closure costs, long-term	$103,972	$110,466

The activity in our accrued reclamation and closure cost liability for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

Balance at January 1, 2019	$108,389
Accruals for estimated costs	472
Accretion expense	7,122
Revision of estimated cash flows due to changes in reclamation plans	(4,522)
Payment of reclamation obligations	(3,087)
Balance at December 31, 2019	108,374
Accretion expense	5,912
Revision of estimated cash flows due to changes in reclamation plans	2,543
Payment of reclamation obligations	(781)
Balance at December 31, 2020	116,048
Accruals for estimated costs	4,952
Accretion expense	6,454
Revision of estimated cash flows due to changes in reclamation plans	(8,781)
Payment of reclamation obligations	(5,442)
Balance at December 31, 2021	$113,231

Asset Retirement Obligations

Below is a reconciliation as of December 31, 2021 and 2020 (in thousands) of the asset retirement obligations (“ARO”) relating to our operating properties, which are included in our total accrued reclamation and closure costs of $113.2 million and $116.0 million, respectively, discussed above. The estimated reclamation and closure costs were discounted using credit adjusted, risk-free interest rates ranging from 5.75% to 14.5% from the time we incurred the obligation to the time we expect to pay the retirement obligation.

	2021	2020
Balance January 1	$100,208	$91,831
Changes in obligations due to changes in reclamation plans	(8,781)	2,543
Accretion expense	6,451	5,912
Payment of reclamation obligations	(2,845)	(78)
Balance at December 31	$95,033	$100,208

In 2021, we revised the AROs at Greens Creek, Lucky Friday and Casa Berardi to reflect updates to the estimated timing for reclamation and closure of the mines, resulting in a decreases in the ARO asset and liability of $8.6 million and $0.1 million for Greens Creek and Casa Berardi, respectively, and an increase in the ARO for Lucky Friday of $0.3 million.

In 2021, we updated the ARO at Nevada Operations to reflect a revised plan for reclamation and closure of the mines having total estimated undiscounted costs of approximately $35.2 million, an increase from the $34.2 million in the previous plan. However, as a result of discounting, the change resulted in a decrease in the ARO asset and liability of $0.3 million.

The AROs related to the changes described above were discounted using a credit adjusted, risk-free interest rate of between 2.75% and 7.5% and inflation rates ranging from 2% to 4%.

Note 6: Employee Benefit Plans

Pensions and Other Post-retirement Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees and a Supplemental Excess Retirement Plan (“SERP”) covering certain eligible employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2021, and the funded status as of December 31, 2021 and 2020 (in thousands):

	Pension Benefits
	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$192,954	$172,909
Service cost	5,820	5,334
Interest cost	4,990	5,618
Amendments	550	—
Change due to mortality change	548	(1,521)
Change due to discount rate change	(5,865)	17,040
Actuarial return (loss)	4,342	121
Benefits paid	(7,477)	(6,547)
Benefit obligation at end of year	195,862	192,954
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	148,052	116,067
Actual return on plan assets	27,049	14,801
Employer contributions	22,250	23,731
Benefits paid	(7,477)	(6,547)
Fair value of plan assets at end of year	189,874	148,052
Underfunded status at end of year	$(5,988)	$(44,902)

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2021 and 2020 (in thousands):

	Pension Benefits
	2021	2020
Current liabilities:
Accrued benefit liability	$(1,315)	$(758)
Non- current pension liability:
Accrued benefit liability	(4,673)	(44,144)
Accumulated other comprehensive loss	29,966	53,085
Net amount recognized	$23,978	$8,183

The benefit obligation and prepaid benefit costs were calculated by applying the following weighted average assumptions:

	Pension Benefits
	2021		2020
Discount rate: net periodic pension cost	2.64%		3.32%
Discount rate: projected benefit obligation	2.86%		2.64%
Expected rate of return on plan assets	6.40%		6.45%
Rate of compensation increase: net periodic pension cost	5.00%/2.00%	(1)	2.00%
Rate of compensation increase: projected benefit obligation	5.00%/2.00%	(1)	2.00%

(1) 5.00% for 2022, 2.00% per year thereafter.

The above assumptions were calculated based on information as of December 31, 2021 and 2020, the measurement dates for the plans. The discount rate is based on the yield curve for investment-grade corporate bonds as published by the U.S. Treasury Department. The expected rate of return on plan assets is based upon consideration of the plan’s current asset mix, historical long-term return rates and the plan’s historical performance. Our current assumption for the rate on plan assets is 7.25%. The vested benefit obligation is determined based on the actuarial present value of benefits to which employees are currently entitled, based on employees' expected date of separation or retirement.

Net periodic pension cost for the plans consisted of the following in 2021, 2020, and 2019 (in thousands):

	Pension Benefits
	2021	2020	2019
Service cost	$5,820	$5,334	$4,401
Interest cost	4,990	5,618	6,482
Expected return on plan assets	(9,252)	(7,489)	(5,982)
Amortization of prior service benefit	394	117	61
Amortization of net gain from earlier periods	4,502	4,652	4,389
Net periodic pension cost	$6,454	$8,232	$9,351

The service cost component of net periodic pension cost is included in the same line items of our consolidated financial statements as other employee compensation costs. The net expense of $0.6 million, $2.9 million and $5.0 million for 2021, 2020, and 2019, respectively, related to all other components of net periodic pension cost is included in other (expense) income on our consolidated statements of operations and comprehensive (loss) income.

Each defined benefit pension plan's statement of investment policy delineates the responsibilities of the board, the committee which administers the plan, the investment manager(s), and investment adviser/consultant, and provides guidelines on investment management. Investment objectives are established for each of the asset categories included in the pension plans with comparisons of performance against appropriate benchmarks. Each plan's policy calls for investments to be supervised by qualified investment managers. The investment managers are monitored on an ongoing basis by our outside consultant, with formal reporting to us and the consultant performed each quarter. The policy sets forth the following allocation of assets:

	Target	Maximum
Large cap U.S. equities	17%	20%
Small cap U.S. equities	8%	10%
Non-U.S. equities	25%	30%
U.S. Fixed income	18%	23%
Emerging markets debt	5%	8%
Real estate	15%	18%
Absolute return	5%	7%
Company stock/Real return	7%	13%

Each defined benefit pension plan's statement of investment policy and objectives aspires to achieve the assumed long term rate of return on plan assets established by the plan’s actuary plus one percent.

Accounting guidance has established a hierarchy of assets measured at fair value on a recurring basis. The three levels included in the hierarchy are:

Level 1: quoted prices in active markets for identical assets or liabilities

Level 2: significant other observable inputs

Level 3: significant unobservable inputs

The fair values by asset category in each pension plan, along with their hierarchy levels, are as follows as of December 31, 2021 (in thousands):

	Hecla plans				Lucky Friday
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investments measured at fair value
Interest-bearing cash	$1,835	$—	$—	$1,835	$305	$—	$—	$305
Common stock	8,869	—	—	8,869	1,580	—	—	1,580
Mutual funds	96,957	—	—	96,957	15,707	—	—	15,707
Total investments in the fair value hierarchy	107,661	—	—	107,661	17,592	—	—	17,592
Investments measured at net asset value
Real estate funds				19,119				4,482
Hedge funds				12,866				2,828
Common collective funds				20,626				4,700
Total investments measured at net asset value				52,611				12,010
Total fair value	$107,661	$—	$—	$160,272	$17,592	$—	$—	$29,602

The fair values by asset category in each defined benefit pension plan, along with their hierarchy levels, were as follows as of December 31, 2020 (in thousands):

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

Fair value for real estate funds, hedge funds and common collective equity funds is measured using the net asset value per share (or its equivalent) practical expedient (“NAV”), and has not been categorized in the fair value hierarchy. There are no unfunded commitments related to these investments. There are no restrictions on redemptions of these funds as of December 31, 2021, except as limited by the redemption terms discussed below. The following summarizes information on the asset classes measured using NAV:

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

The following are estimates of future benefit payments, which reflect expected future service as appropriate, related to our pension plans (in thousands):

Year Ending December 31,	Pension Plans
2022	$8,816
2023	8,765
2024	8,944
2025	9,135
2026	9,212
Years 2027-2031	45,880

During 2021, we contributed $16.8 million and $5.5 million in shares of our common stock to our SERP and our defined benefit pension plans, respectively. We do not expect to be required to contribute to our defined benefit plans in 2022, but we may choose to do so.

The following table indicates whether our pension plans had accumulated benefit obligations (“ABO”) in excess of plan assets, or plan assets exceeded ABO (amounts are in thousands).

	December 31, 2021		December 31, 2020
	ABO Exceeds Plan Assets	Plan Assets Exceed ABO	ABO Exceeds Plan Assets	Plan Assets Exceed ABO
Projected benefit obligation	$195,862	$—	$192,954	$—
Accumulated benefit obligation	191,597	—	189,931	—
Fair value of plan assets	189,873	—	148,051	—

For the pension plans, the following amounts are included in “Accumulated other comprehensive loss, net” on our balance sheet as of December 31, 2021, that have not yet been recognized as components of net periodic benefit cost (in thousands):

Pension Benefits
Unamortized net (gain)/loss	$28,386
Unamortized prior service cost	1,580

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

Capital Accumulation Plans

Our Capital Accumulation Plan (“Hecla 401(k) Plan”) is available to all U.S. salaried and certain hourly employees upon employment. We make a matching contribution in the form of cash or stock of 100% of an employee’s contribution up to 6% of eligible earnings. Our matching contributions were approximately $4.3 million in 2021, $4.6 million in 2020, and $3.9 million in 2019 in Hecla common stock.

We also maintain a 401(k) plan that is available to all hourly employees at Lucky Friday after completion of six months of service. When an employee meets eligibility requirements we make a matching cash contribution of 55% of the employee’s contribution up to, but not exceeding, 5% of the employee’s eligible earnings.  Our matching contributions were approximately $0.5 million in 2021, $10,000 in 2020, and $10,000 in 2019.

Note 7: Income and Mining Taxes

Major components of our income and mining tax benefit (provision) for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	2021	2020	2019
		Revised	Revised
Current:
Domestic	$(7,073)	$(7,246)	$(3,065)
Foreign	(6,316)	(8,745)	(9,427)
Total current income and mining tax provision	(13,389)	(15,991)	(12,492)
Deferred:
Domestic	43,708	5,096	13,962
Foreign	(750)	2,696	16,848
Total deferred income and mining tax benefit	42,958	7,792	30,810
Total income and mining tax benefit (provision)	$29,569	$(8,199)	$18,318

Domestic and foreign components of income (loss) before income and mining taxes for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	2021	2020	2019
		Revised	Revised
Domestic	$38,003	$(1,400)	$(51,165)
Foreign	(32,477)	142	(62,062)
Total	$5,526	$(1,258)	$(113,227)

The annual tax benefit (provision) is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax income (loss). The reasons for the difference are (in thousands):

	2021			2020			2019
				Revised			Revised
Computed “statutory” benefit (provision)	$(1,161)	21%		$264	21%		$23,778	21%
Percentage depletion	8,076	(146)		5,327	423		3,030	3
Change in valuation allowance	38,058	(689)		786	62		686	—
State taxes, net of federal tax benefit	(5,844)	106		(1,164)	(93)		2,648	2
Foreign currency remeasurement of monetary assets and liabilities	(3,625)	66		(4,824)	(383)		(8,629)	(8)
Rate differential on foreign earnings	2,445	(44)		2,362	188		3,999	4
Compensation	1,094	(20)		(458)	(36)		(1,056)	(1)
Mining and other taxes	(6,990)	126		(9,245)	(735)		(4,887)	(4)
Other	(2,484)	45		(1,247)	(99)		(1,251)	(1)
Total benefit (provision)	$29,569	(535	) %	$(8,199)	(652	) %	$18,318	16%

At December 31, 2021 and 2020, the net deferred tax liability was approximately 104.1 million and $153.2 million, respectively. The individual components of our net deferred tax assets and liabilities are reflected in the table below (in thousands).

	December 31,
	2021	2020
		Revised
Deferred tax assets:
Accrued reclamation costs	$31,558	$32,938
Deferred exploration	17,959	11,623
Foreign net operating losses	18,152	13,303
Domestic net operating losses	213,637	198,438
Pension and benefit obligation	1,824	12,341
Foreign exchange loss	19,542	19,808
Foreign tax credit carryforward	2,493	3,358
Miscellaneous	29,505	18,385
Total deferred tax assets	334,670	310,194
Valuation allowance	(39,152)	(77,210)
Total deferred tax assets	295,518	232,984
Deferred tax liabilities:
Miscellaneous	(2,751)	(2,551)
Properties, plants and equipment	(396,911)	(383,612)
Total deferred tax liabilities	(399,662)	(386,163)
Net deferred tax liability	$(104,144)	$(153,179)

As part of the Klondex acquisition in July 2018, we acquired a U.S. consolidated tax group (the “Nevada U.S. Group”) that did not join the existing consolidated U.S. tax group of Hecla Mining Company and subsidiaries (“Hecla U.S. Group”).  Under acquisition accounting, we recorded a net deferred tax liability of $55.2 million.  Net operating losses acquired as of the acquisition date are subject to limitation under Internal Revenue Code Section 382.  However, the annual limitation is not expected to have a material impact on our ability to utilize the losses.

We evaluated the positive and negative evidence available to determine the amount of valuation allowance required on our deferred tax assets.  At December 31, 2021, the balance of our valuation allowances was approximately $39.2 million, following release of $58.4 million of Hecla U.S. Group valuation allowance, reflecting our estimate of future taxable income in the Hecla U.S. Group and our ability to utilize net operating losses and other deferred tax assets in future periods. Several factors support the release of the U.S. Group valuation allowance in 2021, including (i) a history of positive earnings and a clear upward trend over the last three years, (ii) the end of a labor strike and return to full production at a significant U.S. mine, the Lucky Friday mine, and (iii) scheduling of deferred tax liabilities and forecast of future taxable income to support utilization of the majority of deferred tax assets, with the exception of $8.9 million of valuation allowance retained on a portion of loss carryforward, foreign tax credit carryforward and certain state tax attributes. Our long-range planning and forecast process, which is finalized in the fourth quarter, is required to evaluate a forecast of future taxable income; thus, the fourth quarter was the appropriate time to lift the valuation allowance.  In the Nevada U.S. Group, the scheduling of reversing deferred tax assets and liabilities determined that existing tax loss carryforwards subject to the limitation of eighty percent reduction of taxable income may be limited in the future.  A valuation allowance was recorded for $19.4 million. Due to cessation of operations in Mexico at the end of 2020, we are uncertain when a source of taxable income will be available in that jurisdiction.  Therefore, a valuation allowance was recognized on deferred tax assets in Mexico for $7.7 million. As of December 31, 2021, a $3.2 million valuation allowance remains in Canadian jurisdictions.  The changes in the valuation allowance for the years ended December 31, 2021, 2020 and 2019, are as follows (in thousands):

	2021	2020	2019
Balance at beginning of year	$(77,210)	$(86,634)	$(94,981)
Valuation allowance on deferred tax assets acquired with the Klondex acquisition	—	—	5,905
(Increase) decrease related to non-recognition of deferred tax assets due to uncertainty of recovery and (increase) related to non-utilization of net operating loss carryforwards	(20,304)	786	686
Decrease related to either or a combination of (i) utilization, (ii) release due to future benefit, and (iii) expiration of deferred tax assets as applicable	58,362	8,638	1,756
Balance at end of year	$(39,152)	$(77,210)	$(86,634)

As of December 31, 2021, for U.S. income tax purposes, we have federal and state net operating loss carryforwards of $869.2 million and $470.6 million, respectively.  U.S. net operating loss carryforwards for periods arising before December 31, 2017 have a 20-year expiration period, the earliest of which could expire in 2022.  U.S. net operating loss carryforwards of $381.2 million arising in 2018 and future periods have an indefinite carryforward period. We have foreign and provincial net operating loss carryforwards of approximately $69.7 million each, which expire between 2031 and 2041. Our utilization of U.S. net operating loss carryforwards may be subject to annual limitations if there is a change in control as defined under Internal Revenue Code Section 382.  As of December 31, 2021, no change in control has occurred in the Hecla U.S. group.  Net operating losses acquired with the Nevada U.S. Group are subject to limitation under Internal Revenue Code Section 382.  However, the annual limitation is not expected to have a material impact on our ability to utilize the losses.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 2005, or examinations by foreign tax authorities for years prior to 2015. We are currently under examination in certain local tax jurisdictions. However, we do not anticipate any material adjustments.

We had no unrecognized tax benefits as of December 31, 2021 or 2020.  Due to the net operating loss carryover provision, coupled with the lack of any unrecognized tax benefits, we have not provided for any interest or penalties associated with any unrecognized tax benefits.  If interest and penalties were to be assessed, our policy is to charge interest to interest expense, and penalties to other operating expense.  It is not anticipated that there will be any significant changes to unrecognized tax benefits within the next 12 months.

Note 8: Income (Loss) per Common Share

We calculate basic income (loss) per share using, as the denominator, the weighted average number of common shares outstanding during the period. Diluted income (loss) per share uses, as its denominator, the weighted average number of common shares outstanding during the period plus the effect of potential dilutive common shares during the period using the treasury stock method for options, warrants, and restricted stock units, and if-converted method for convertible preferred shares.

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

The following table represents net income (loss) per common share – basic and diluted (in thousands, except income (loss) per share):

	Year ended December 31,
	2021	2020	2019
		Revised	Revised
Numerator
Net income (loss)	$35,095	$(9,457)	$(94,909)
Preferred stock dividends	(552)	(552)	(552)
Net income (loss) applicable to common shares	$34,543	$(10,009)	$(95,461)

Denominator
Basic weighted average common shares	536,192	527,329	490,449
Dilutive stock options, restricted stock units, and warrants	5,984	—	—
Diluted weighted average common shares	542,176	527,329	490,449

Basic income (loss) per common share	$0.06	$(0.02)	$(0.19)
Diluted income (loss) per common share	$0.06	$(0.02)	$(0.19)

For the year ended December 31, 2021, the calculation of diluted income per common share included (i) 2,317,007 unvested restricted stock units during the period, (ii) 1,557,503 warrants to purchase one share of common stock and (iii) 2,166,964 deferred shares that were dilutive. For the years ended December 31, 2020 and 2019, all outstanding restricted stock units, warrants and deferred shares were excluded from the computation of diluted loss per share, as our reported net losses for those periods would cause their conversion and exercise to have no effect on the calculation of loss per share.

Note 9: Debt, Credit Facility and Leases

Debt Summary

Our debt as of December 31, 2021 and 2020 consisted of our 7.25% Senior Notes due February 15, 2028 (“Senior Notes”) and our Investissement Quebec Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”). These debt arrangements are discussed further below. The following tables summarize our long-term debt balances as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Senior Notes	IQ Notes	Total
Principal	$475,000	$38,051	$513,051
Unamortized discount/premium and issuance costs	(5,552)	596	(4,956)
Long-term debt balance	$469,448	$38,647	$508,095

	December 31, 2020
	Senior Notes	IQ Notes	Total
Principal	$475,000	$37,886	$512,886
Unamortized discount/premium and issuance costs	(6,462)	818	(5,644)
Long-term debt balance	$468,538	$38,704	$507,242

The following table summarizes the scheduled annual future payments, including interest, for the Senior Notes and IQ Notes as of December 31, 2021 (in thousands). The amounts for the IQ Notes are stated in USD based on the USD/CAD exchange rate as of December 31, 2021.

	Senior Notes	IQ Notes
2022	$34,438	$2,479
2023	34,438	2,479
2024	34,438	2,479
2025	34,438	39,342
2026	34,438	—
2027	34,438	—
2028	479,302	—
Total	$685,930	$46,779

Senior Notes

On February 19, 2020, we completed an offering of $475 million in aggregate principal amount of our Senior Notes under our shelf registration statement previously filed with the SEC. The Senior Notes are governed by the Indenture, dated as of February 19, 2020, as amended, among Hecla and certain of our subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee. On March 19, 2020, the net proceeds from the offering of the Senior Notes ($469.5 million) were used, together with cash on hand, to redeem all of our previously-outstanding 2021 Notes.

The Senior Notes are recorded net of a 1.16% initial purchaser discount totaling $5.5 million. The Senior Notes bear interest at a rate of 7.25% per year from the date of issuance or from the most recent payment date on which interest has been paid or provided for.  Interest on the Senior Notes is payable on February 15 and August 15 of each year, commencing August 15, 2020. During 2021, 2020 and 2019, interest expense on the statement of operations and comprehensive income (loss) related to the Senior Notes and 2021 Notes and amortization of the initial purchaser discount and fees related to the issuance of the Senior Notes and 2021 Notes totaled $35.4 million, $40.2 million and $36.3 million, respectively. Interest expense for 2020 included amounts recorded for (i) interest recognized on both the Senior Notes and 2021 Notes for an overlapping period of approximately one month, as the Senior Notes were issued on February 19, 2020 and the 2021 Notes were redeemed on March 19, 2020, and (ii) $1.7 million in unamortized initial purchaser discount on the 2021 Notes upon redemption.

The Senior Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries (the “Guarantors”). The Senior Notes and the guarantees are, respectively, Hecla's and the Guarantors' general senior unsecured obligations and are subordinated to all of Hecla's and the Guarantors' existing and future secured debt to the extent of the assets securing that secured debt.  In addition, the Senior Notes are effectively subordinated to all of the liabilities of Hecla's subsidiaries that are not guaranteeing the Senior Notes, to the extent of the assets of those subsidiaries.

The Senior Notes will be redeemable in whole or in part, at any time and from time to time on or after February 15, 2023, on the redemption dates and at the redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption.  After February 15, 2023, we may redeem some or all of the Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued interest, if any, to the redemption date: (i) 105.438% for the twelve-month period beginning after February 15, 2023, (ii) 103.625% for the twelve-month period beginning after February 15, 2024, (iii) 101.813% for the twelve-month period beginning after February 15, 2025, and (iv) 100.000% after February 15, 2026. We may redeem up to 35% of the Senior Notes before February 15, 2023 with the net cash proceeds of certain equity offerings.

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

IQ Notes

On July 9, 2020, we entered into a note purchase agreement pursuant to which we issued CAD$50 million (approximately USD$36.8 million at the time of the transaction) in aggregate principal amount of our IQ Notes to Investissement Québec, a financing arm of the Québec government. Because the IQ notes are denominated in CAD, the reported USD-equivalent principal balance will change with movements in the exchange rate. The IQ Notes were issued at a premium of 103.65%, or CAD$1.8 million, implying an effective annual yield of 5.74% and an aggregate principal amount to be repaid of CAD$48.2 million. The IQ Notes were issued in four equal installments of CAD$12.5 million on July 9, August 9, September 9 and October 9, 2020, with the first installment issued net of CAD$0.6 million in fees. The IQ Notes bear interest on amounts outstanding at a rate of 6.515% per year, payable on January 9 and July 9 of each year, commencing January 9, 2021. The IQ Notes are senior and unsecured and are pari passu in all material respects with the Senior Notes, including with respect to guarantees of the IQ Notes by certain of our subsidiaries. The net proceeds from the IQ Notes are available for general corporate purposes, including open market purchases of a portion of the Senior Notes and to pay for capital expenditures at Casa Berardi. Under the note purchase agreement for the IQ Notes and subject to a force majeure event, we are required to invest in the aggregate CAD$100 million at Casa Berardi and other exploration and development projects in Quebec over the four-year period commencing on July 9, 2020. During 2021 and 2020, interest expense related to the IQ Notes, including premium and origination fees, totaled $2.3 million and $0.9 million.

Ressources Québec Notes

In December 2019, we prepaid our CAD$40 million 4.68% Resources Quebec Notes (“RQ Notes”) through issuance of approximately 10.7 million shares of our common stock having a total value of approximately CAD$43.8 million (approximately USD$33.5 million). In 2019, interest expense related to the RQ Notes, including discount and origination fees, totaled $4.2 million, including $2.9 million related to the prepayment of the RQ Notes.

Credit Facility

In July 2018, we entered into a $250 million senior secured revolving credit facility which replaced our previous $100 million credit facility. The facility has a term ending on February 7, 2023. The credit facility is collateralized by all of our personal property, including our cash and investment accounts and the equity interests in our domestic subsidiaries and the Canadian subsidiaries that own the Casa Berardi mine. The credit facility is also secured by substantially all of the real and personal property of our subsidiaries holding the rights to our Greens Creek mine, the Casa Berardi mine and our Nevada operations, including mortgages on such mines and pledges of our joint venture interests holding 100% ownership of the Greens Creek mine, all of our rights and interests in the joint venture agreement relating to the Greens Creek mine, and all of our rights and interests in the assets of the Greens Creek joint venture. Below is information on the interest rates, standby fee, and financial covenant terms under our current credit facility in place as of December 31, 2021:

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

We are also able to obtain letters of credit under the facility, and for any such letters we are required to pay a participation fee of between 2.25% and 4.00% of the amount of the letters of credit based on our total leverage ratio, as well as a fronting fee to each issuing bank of 0.20% annually on the average daily dollar amount of any outstanding letters of credit. There were $17.3 million in letters of credit outstanding as of December 31, 2021.

We believe we were in compliance with all covenants under the credit facility agreement as of December 31, 2021.  There were no amounts outstanding under the credit facility as of December 31, 2021 and 2020.

Finance Leases

We have entered into various lease agreements, primarily for equipment at our operations, which we have determined to be finance leases. At December 31, 2021, the total liability associated with the finance leases, including certain purchase option amounts, was $13.4 million (2020: $15.8 million), with $5.6 million (2020: $6.5 million) of the liability classified as current and $7.8 million (2020: $9.3 million) classified as non-current. The assets related to these leases are recorded in properties, plants, equipment and mineral interests, net, on our consolidated balance sheets and totaled $18.3 million as of December 31, 2021 (2020: $22.3 million), net of accumulated depreciation. Expense during 2021, 2020 and 2019 related to finance leases included $8.9 million, $7.4 million and $5.9 million, respectively, for amortization of the related assets, and $0.6 million, $0.6 million and $0.7 million, respectively, for interest expense. The total obligation for future minimum finance lease payments was $14.2 million at December 31, 2021, with $0.8 million attributed to interest. Our finance leases as of December 31, 2021 had a weighted average remaining term of approximately 2 years and a weighted average discount rate of approximately 6.3%.

At December 31, 2021, the annual maturities of finance lease commitments, including interest, were (in thousands):

Twelve-month period ending December 31,
2022	$6,097
2023	4,422
2024	3,156
2025	556
Total	14,231
Less: imputed interest	(843)
Net finance lease obligation	$13,388

Operating Leases

We have entered into various lease agreements, primarily for equipment, buildings and other facilities, and land at our operations and corporate offices, which we have determined to be operating leases.  Some of the operating leases allow for extension of the lease beyond the current term at our option. We have considered the likelihood and estimated duration of the extension options in determining the lease term for measurement of the liability and right-of-use asset. For our operating leases as of December 31, 2021, we have assumed a discount rate of 5.8%. At December 31, 2021, the total liability balance associated with the operating leases was $12.4 million (2020: $10.6 million), with $2.5 million (2020: $3.0 million) of the liability classified as current and the remaining $10.0 million (2020: $7.6 million) classified as non-current. The right-of-use assets for our operating leases are recorded as a non-current asset on our consolidated balance sheets and totaled $12.4 million and $10.6 million as of December 31, 2021 and 2020, respectively. During 2021, 2020 and 2019, operating lease expense, and cash paid for operating leases included in net cash provided by operating activities, totaled $3.9 million, $7.2 million and $7.5 million, respectively. The total obligation for future minimum operating lease payments, including assumed extensions beyond the current lease terms, was $15.8 million at December 31, 2021. The weighted-average remaining lease term for our operating leases as of December 31, 2021 was approximately 6.5 years.

At December 31, 2021, the annual maturities of undiscounted operating lease payments, including assumed extensions beyond the current lease terms, were (in thousands):

Twelve-month period ending December 31,
2022	$3,153
2023	3,011
2024	1,084
2025	1,058
2026	1,059
More than 5 years	6,418
Total	15,783
Effect of discounting	(3,347)
Operating lease liability	$12,436

Note 10: Derivative Instruments

General

Our current risk management policy provides that up to 75% of:

•

our future foreign currency-related operating and capital cost exposure for five years into the future may be hedged and for potential additional programs to manage other foreign currency-related exposure areas;

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

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi and San Sebastian mines are USD-functional entities which routinely incur expenses denominated in CAD and MXN, respectively, and such expenses expose us to exchange rate fluctuations between the USD and CAD and MXN. We utilize a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In November 2021, initiated a program related to future development costs denominated in CAD, and have used a similar program, on a limited basis, related to interest payments on our IQ Notes (see Note 9). The programs utilize forward contracts to buy CAD. Each contract related to operating costs is designated as a cash flow hedge, while contracts related to development and interest costs have not been designated as hedges as of December 31, 2021. As of December 31, 2021, we had 166 forward contracts outstanding to buy a total of CAD$318.8 million having a notional amount of US$245.3 million. The CAD contracts are related to forecasted cash operating costs at Casa Berardi forecasted to be incurred from 2022 through 2025 and have USD-to-CAD exchange rates ranging between 1.2702 and 1.3753.

As of December 31, 2021 and 2020, we recorded the following balances for the fair value of the contracts (in millions):

	December 31,
Balance sheet line item:	2021	2020
Other current assets	$2.7	$3.5
Other non-current assets	2.5	4.2

Net unrealized gains of approximately $5.2 million related to the effective portion of the hedges were included in accumulated other comprehensive loss as of December 31, 2021. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $2.7 million in net unrealized gains included in accumulated other comprehensive loss as of December 31, 2021 would be reclassified to current earnings in the next twelve months. Net realized gains of approximately $4.7 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the year ended December 31, 2021. Net unrealized losses of approximately $0.2 million related to contracts not designated as hedges and no net unrealized gains or losses related to ineffectiveness of the hedges were included in fair value adjustments, net on our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2021.

Metals Prices

We are currently using financially-settled forward contracts to manage the exposure to:

•	changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement; and
•	changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.

The following tables summarize the quantities of metals committed under forward sales contracts at December 31, 2021 and 2020:

December 31, 2021	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2022 settlements	1,814	6	13,371	4,575	$23.02	$1,812	$1.39	$0.96
Contracts on forecasted sales
2022 settlements	—	—	57,706	59,194	N/A	N/A	$1.28	$0.98
2023 settlements	—	—	76,280	71,650	N/A	N/A	$1.29	$1.00

December 31, 2020	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2022 settlements	1,282	4	23,314	4,905	$25.00	$1,858	$1.19	$0.90

Contracts on forecasted sales
2022 settlements	—	—	41,577	30,876	N/A	N/A	$1.17	$0.88
2023 settlements	N/A	N/A	18,519	—	N/A	N/A	$1.28	N/A

Effective November 1, 2021, we designated the contracts for lead and zinc contained in our forecasted future shipments as hedges for accounting purposes, with gains and losses deferred to accumulated other comprehensive loss until the hedged product ships. Prior to November 1, 2021, these contracts did not qualify for hedge accounting and were therefore marked-to-market through earnings each period. The forward contracts for silver and gold contained in our concentrate shipments have not been designated as hedges and are marked-to-market through earnings each period.

At December 31, 2021 and 2020, we recorded the following balances for the fair value of forward and put option contracts held at that time (in millions):

	December 31, 2021			December 31, 2020
Balance sheet line item:	Contracts in an asset position	Contracts in a liability position	Net asset (liability)	Contracts in an asset position	Contracts in a liability position	Net asset (liability)
Other current assets	$—	$—	$—	$0.2	$(0.2)	$—
Other non-current assets	—	—	—	0.5	(0.1)	0.4
Current derivatives liability	0.7	(20.1)	(19.4)	0.1	(11.8)	(11.7)
Non-current derivatives liability	0.4	(18.9)	(18.5)	—	—	—

Net unrealized losses of approximately $14.6 million related to the effective portion of the contracts designated as hedges were included in accumulated other comprehensive loss as of December 31, 2021, and are net of related deferred taxes. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $3.4 million in net unrealized losses included in accumulated other comprehensive loss as of December 31, 2021 would be reclassified to current earnings in the next twelve months. We recognized a $0.5 million net loss during 2021 on the contracts utilized to manage exposure to changes in prices of metals in our concentrate shipments, which is included in sales of products. The net loss recognized on the contracts offsets gains related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized a $32.9 million net loss during 2021 on the contracts utilized to manage exposure to changes in prices for forecasted future sales prior to their hedge designation. The net loss on these contracts is included in the fair value adjustments, net line item under other income (expense), as they relate to forecasted future sales, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  The net loss for 2021 is the result of increasing silver, gold, zinc and lead prices. During the third quarter of 2019 we settled, prior to their maturity date, contracts in a gain position for cash proceeds to us of approximately $6.7 million, with no such early settlements in 2021 or 2020. These programs, when utilized and the contracts are not settled prior to their maturity, are designed to mitigate the impact of potential future declines in silver, gold, lead and zinc prices from the price levels established in the contracts (see average price information above). When those prices increase compared to the contracts, we incur losses on the contracts.

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our revolving credit agreement would cause a default under the derivative contract. As of December 31, 2021, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these arrangements was $39.1 million as of December 31, 2021, and includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at December 31, 2021, we could have been required to settle our obligations under the agreements at their termination value of $39.1 million.

Note 11: Fair Value Measurement

Fair value adjustments, net is comprised of the following:

	Year Ended December 31,
	2021	2020	2019
Loss on derivative contracts	$(32,655)	$(22,074)	$(3,971)
Unrealized (loss) gain on investments in equity securities	(4,295)	10,268	(2,389)
Gain on disposition or exchange of investments	1,158	—	923
Total fair value adjustments, net	$(35,792)	$(11,806)	$(5,437)

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

The table below sets forth our assets and liabilities (in thousands) that were accounted for at fair value on a recurring basis and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.  See Note 6 for information on the fair values of our defined benefit pension plan assets.

	Balance at December 31, 2021	Balance at December 31, 2020	Input Hierarchy Level
Assets:

Cash and cash equivalents:
Money market funds and other bank deposits	$210,010	$129,830	Level 1

Current and non-current investments:
Equity securities – mining industry	14,470	19,389	Level 1

Trade accounts receivable:
Receivables from provisional concentrate sales	36,437	27,864	Level 2

Derivative contracts - other current assets and other non-current assets:
Metal forward and put option contracts	—	381	Level 2
Foreign exchange contracts	5,207	7,647	Level 2

Restricted cash balances:
Certificates of deposit and other deposits	1,053	1,053	Level 1

Total assets	$267,177	$186,164

Liabilities

Derivative contracts - current derivative liabilities and other non-current liabilities:
Metal forward and put option contracts	$37,873	$11,737	Level 2
Foreign exchange contracts	8	19	Level 2

Total liabilities	$37,881	$11,756

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

Our current and non-current investments consist of marketable equity securities of companies in the mining industry which are valued using quoted market prices for each security.

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

We use financially-settled forward contracts to manage exposure to changes in the exchange rate between the USD and CAD, and the impact on CAD-denominated operating and capital costs incurred at Casa Berardi (see Note 10 for more information). The contracts related to operating costs qualify for hedge accounting, while the contracts related to capital costs have not been designated as hedges. Unrealized gains and losses related to the effective portion of the contracts designated as hedges are included in accumulated other comprehensive loss, and unrealized gains and losses related to the contracts not designated as hedges and the ineffective portion of the contracts designated as hedges are included in earnings each period. The fair value of each contract represents the present value of the difference between the forward exchange rate for the contract settlement period as of the measurement date and the contract settlement exchange rate.

We use financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments that have not reached final settlement.  We also use financially-settled forward contracts to manage the exposure to changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments (see Note 10 for more information).  Effective November 1, 2021, we designated the contracts for lead and zinc as hedges for accounting purposes, with gains and losses deferred to accumulated other comprehensive income until the hedged product ships. The forward contracts for silver and gold contained in our concentrate shipments have not been designated as hedges and are marked-to-market through earnings each period. The fair value of each forward contract represents the present value of the difference between the forward metal price for the contract settlement period as of the measurement date and the contract settlement metal price.

At December 31, 2021, our Senior Notes and IQ Notes were recorded at their carrying values of $469.4 million and $38.6 million, respectively, net of unamortized initial purchaser discount/premium and issuance costs.  The estimated fair values of our Senior Notes and IQ Notes were $510.6 million and $40.5 million, respectively, at December 31, 2021.  Quoted prices, which we consider to be Level 1 inputs, are utilized to estimate the fair value of the Senior Notes.  Unobservable inputs which we consider to be Level 3, including an assumed current annual yield of 5.65%, are utilized to estimate the fair value of the IQ Notes.  See Note 9 for more information.

Note 12: Stockholders’ Equity

Common Stock

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

Dividends

In September 2011 and February 2012, our board of directors (“Board”) adopted a common stock dividend policy that has two components: (1) a dividend that links the amount of dividends on our common stock to our average quarterly realized silver price in the preceding quarter, and (2) a minimum annual dividend of $0.01 per share of common stock, in each case, payable quarterly, if and when declared. In September 2020, we amended the dividend policy to (1) reduce the minimum quarterly realized silver price threshold for the first component above from $30 per ounce to $25 per ounce, and (2) increased the minimum annual dividend from $0.01 per share to $0.015 per share. In each of May and September 2021, our Board approved an increase in our silver-linked dividend policy by $0.01 per year, and in September 2021 also approved a reduction in the minimum realized silver price threshold to $20 from $25 per ounce. For illustrative purposes only, the table below summarizes potential per share dividend amounts at different quarterly average realized price levels according to the first component of the policy, as amended:

Quarterly Average Realized Silver Price ($ per ounce)	Quarterly Silver- Linked Dividend ($ per share)	Annualized Silver-Linked Dividend ($ per share)	Annualized Minimum Dividend ($ per share)	Annualized Dividends per Share: Silver- Linked and Minimum ($ per share)
$20	$0.0025	$0.01	$0.015	$0.025
$25	$0.0100	$0.04	$0.015	$0.055
$30	$0.0150	$0.06	$0.015	$0.075
$35	$0.0250	$0.10	$0.015	$0.115
$40	$0.0350	$0.14	$0.015	$0.155
$45	$0.0450	$0.18	$0.015	$0.195
$50	$0.0550	$0.22	$0.015	$0.235

Total quarterly common stock dividends declared by our Board for the years ended December 31, 2021, 2020 and 2019 amounted to $20.1 million, $8.6 million and $4.9 million respectively. The common stock dividend declared by the Board in the third quarter of 2020 and each subsequent quarter has included the silver-linked component, as the realized silver price was above the minimum thresholds applicable to each of those quarters. Prior to 2011, no dividends had been declared on our common stock since 1990. The declaration and payment of common stock dividends is at the sole discretion of our Board.

At-The-Market Equity Distribution Agreement

Pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any shares issued under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. No shares have been sold under the agreement as of December 31, 2021.

Common Stock Repurchase Program

In 2012 our Board approved a stock repurchase program under which we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time.  As of December 31, 2021, a total of 934,100 shares have been repurchased under the program, at an average price of $3.99 per share. No shares were purchased under the program during the periods covered by these financial statements.

Preferred Stock

We have 157,816 shares of Series B Preferred Stock (“Preferred Stock”) outstanding which are listed on the New York Stock Exchange. The Preferred Stock ranks senior to our common stock with respect to dividend payments, and amounts due upon liquidation, dissolution or winding up. While the Preferred Stock remains outstanding, we cannot authorize the creation or issuance of any class or series of stock that ranks senior to the Preferred Stock with respect to dividend payments, and amounts due upon liquidation, dissolution or winding up, without the consent of 66 2/3% of the Preferred Stockholders. Preferred Stockholders are entitled to receive, when, as and if declared by our Board, an annual cash dividend of $3.50 per share of Preferred Stock, payable quarterly in arrears. Dividends are cumulative from the date of issuance, regardless of whether we have assets legally available for such payment. Interest is not payable on any accumulated dividends. The Preferred Stock is redeemable at our option at $50 per share of Preferred Stock, plus any unpaid dividends up to the date of redemption. The Preferred Stock has a liquidation preference of $50 per share of Preferred stock, or $7.9 million, plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution. Except in limited circumstances, the Preferred Stockholders have no voting rights. Each share of Preferred Stock is convertible, in whole or in part, at the holder’s option into our common stock at a conversion price of $15.55 per common stock.

Stock Award Plans

We use stock-based compensation plans to aid us in attracting, retaining and motivating our employees, as well as to provide incentives more directly linked to increases in stockholder value. These plans provide for the grant of options to purchase shares of our common stock, the issuance of restricted stock units, performance-based shares and other equity-based awards.

Stock-based compensation expense amounts recognized for the years ended December 31, 2021, 2020 and 2019 were approximately $6.1 million, $6.5 million, and $5.7 million, respectively. Over the next twelve months, we expect to recognize approximately $3.6 million in additional compensation expense as outstanding restricted stock units and performance-based shares vest.

Stock Incentive Plan

During 2010, our stockholders voted to approve the adoption of our 2010 Stock Incentive Plan and to reserve up to 20,000,000 shares of common stock for issuance under the plan.  In the second quarter of 2019, our stockholders voted to approve an amendment to the plan to restore the number of shares of common stock available for issuance under the 2010 plan to the original 20,000,000 shares (along with other changes). The Board has broad authority under the 2010 plan to fix the terms and conditions of individual agreements with participants, including the duration of the award and any vesting requirements. As of December 31, 2021, there were 14,857,886 shares available for future grant under the 2010 plan.

Directors’ Stock Plan

In 2017, we adopted the amended and restated Hecla Mining Company Stock Plan for Non-Employee Directors (the “Directors’ Stock Plan”), which may be terminated by our board of directors at any time. Each non-employee director is credited each year with that number of shares determined by dividing $120,000 by the average closing price for our common stock on the New York Stock Exchange for the prior calendar year. A minimum of 25% of the shares credited each year is held in trust for the benefit of each director until delivered to the director. Each director may elect, prior to the first day of the applicable year, to have a greater percentage contributed to the trust for that year. Delivery of the shares from the trust occurs upon the earliest of: (1) death or disability; (2) retirement; (3) a cessation of the director’s service for any other reason; (4) a change in control; or (5) at the election of the director at any time, provided, however, that shares must be held in the trust for at least two years prior to delivery. During 2021, 2020, and 2019, 414,750, 391,244, and 252,819 shares, respectively, were credited to the non-employee directors. During 2021, 2020 and 2019, $1.8 million, $1.5 million, and $0.5 million, respectively, was charged to general and administrative expense associated with the shares issued to the non-employee directors. At December 31, 2021, there were 2,269,269 shares available for grant in the future under the plan.

Restricted Stock Units

Unvested restricted stock units granted by the Board to employees are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested, January 1, 2019	2,689,468	$4.14
Granted (unvested)	3,312,481	$1.85
Canceled	(803,683)	$2.62
Distributed (vested)	(1,201,098)	$4.00
Unvested, December 31, 2019	3,997,168	$2.46
Granted (unvested)	1,688,111	$3.03
Canceled	(70,236)	$2.08
Distributed (vested)	(1,678,909)	$2.83
Unvested, December 31, 2020	3,936,134	$2.55
Granted (unvested)	629,437	$7.88
Canceled	(770,416)	$2.82
Distributed (vested)	(1,772,803)	$2.60
Unvested, December 31, 2021	2,022,352	$3.97

The 2,022,352 unvested units at December 31, 2021 are scheduled to vest as follows:

1,295,620	in June 2022
567,257	in June 2023
159,475	in June 2024

Unvested units will be forfeited by participants upon termination of employment in advance of vesting, with the exception of termination due to retirement if certain criteria are met. Since the earliest grant date of unvested units (which was 2019), we have recognized approximately $4.1 million in compensation expense, including approximately $3.4 million recognized in 2021, and expect to record an additional $3.9 million in compensation expense over the remaining vesting period related to these units.  The latest vesting date for unvested units as of December 31, 2021 is June 2024.

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

Unvested performance-based share awards granted by the Board to employees are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested, January 1, 2019	660,769	$3.27
Granted (unvested)	775,714	$—
Canceled	(270,329)	$1.09
Distributed (vested)	(113,636)	$6.13
Unvested, December 31, 2019	1,052,518	$1.11
Granted (unvested)	298,680	$0.62
Distributed (vested)	(165,165)	$3.35
Unvested, December 31, 2020	1,186,033	$0.68
Granted (unvested)	122,462	$13.70
Canceled	(174,108)	$0.76
Distributed (vested)	(218,015)	$2.37
Unvested, December 31, 2021	916,372	$2.00

Since the earliest grant date of unvested units (which was 2019), we have recognized approximately $0.4 million in compensation expense, with all of that amount recognized in 2021, and expect to record an additional $1.4 million in compensation expense over the remaining vesting period related to these awards. The latest vesting date for unvested units as of December 31, 2021 is December 31, 2023.

In connection with the vesting of restricted stock units, performance-based shares and other stock grants, employees have in the past, at their election and when permitted by us, chosen to satisfy their tax withholding obligations through net share settlement, pursuant to which we withhold the number of shares necessary to satisfy such withholding obligations and pay the obligations in cash.  Pursuant to such net settlements, in 2021, we withheld 574,251 shares valued at approximately $4.5 million, or approximately $7.88 per share.  In 2020, we withheld 1,183,773 shares valued at approximately $2.7 million, or approximately $2.32 per share. These shares become treasury shares unless we cancel them.

Warrants

We have 4,136,000 warrants outstanding since the Klondex acquisition in July 2018. Each warrant entitles the warrant holder to purchase one share of our common stock. The warrants have the following key terms:

Number of warrants	Exercise price	Expiration date
2,068,000	$1.57	February 2029
2,068,000	$8.02	April 2032

Common stock contributed to the Hecla Charitable Foundation

In 2020, we gifted 650,000 shares of our common stock, valued at $2.0 million at the time of the gift, to the Hecla Charitable Foundation (the “Foundation”), and recognized expense for that amount.

Note 13: Accumulated Other Comprehensive Loss

The following table lists the beginning balance, yearly activity and ending balance of each component of “Accumulated other comprehensive loss, net” (in thousands):

	Unrealized Gains (Losses) On Securities	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Loss, Net
Balance January 1, 2019	$(13)	$(8,784)	$(33,672)	(42,469)
2019 change	—	8,436	(3,277)	5,159
Balance December 31, 2019	(13)	(348)	(36,949)	(37,310)
2020 change	—	7,980	(3,559)	4,421
Balance December 31, 2020	(13)	7,632	(40,508)	(32,889)
2021 change	—	(12,307)	16,740	4,433
Balance December 31, 2021	$(13)	$(4,675)	$(23,768)	$(28,456)

The amounts above are net of the income tax effect of such balances and activity as summarized in the following table (in thousands):

	Income Tax Effect of:
	Unrealized Gains (Losses) On Securities	Changes in fair value of derivative contracts designated as hedge transactions	Adjustments For Pension Plans	Total Accumulated Other Comprehensive Loss, Net
Balance January 1, 2019	$—	$—	$12,575	$12,575
2019 change	—	—	—	—
Balance December 31, 2019	—	—	12,575	12,575
2020 change	—	—	—	—
Balance December 31, 2020	—	—	12,575	12,575
2021 change	—	4,689	(6,379)	(1,690)
Balance December 31, 2021	$—	$4,689	$6,196	$10,885

See Note 6 for more information on our employee benefit plans and Note 10 for more information on our derivative instruments.

Note 14: Properties, Plants, Equipment and Mineral Interests, and Lease Commitments

Properties, Plants, Equipment and Mineral Interests

Our major components of properties, plants, equipment, and mineral interests are (in thousands):

	December 31,
	2021	2020
		Revised
Mining properties, including asset retirement obligations	$818,582	$818,819
Development costs	549,666	526,714
Plants and equipment	1,446,183	1,410,209
Land	34,931	32,983
Mineral interests	972,754	969,589
Construction in progress	86,903	66,090
	3,909,019	3,824,404
Less accumulated depreciation, depletion and amortization	1,598,209	1,446,330
Net carrying value	$2,310,810	$2,378,074

During 2021, we incurred total capital expenditures of approximately $109.0 million. This excludes non-cash items for equipment acquired under finance leases and adjustments for asset retirement obligations, and includes acquisitions of mineral interests and land. The expenditures included $29.9 million at Lucky Friday, $23.9 million at Greens Creek, $49.6 million at Casa Berardi and $5.5 million at the Nevada Operations.

Mineral interests include amounts for value beyond proven and probable reserves (“VBPP”) related to mines and exploration or pre-development interests acquired by us which are not depleted until the mineralized material they relate to is converted to proven and probable reserves.  As of December 31, 2021, mineral interests included VBPP assets of $323.6 million, $382.9 million and $132.6 million, respectively, at Casa Berardi, Nevada Operations and Greens Creek, along with various other properties.

Finance Leases

We periodically enter into lease agreements, primarily for equipment at our operations, which we have determined to be finance leases.  As of December 31, 2021 and 2020, we have recorded $78.9 million and $74.0 million, respectively, for the gross amount of assets acquired under the finance leases and $60.6 million and $51.7 million, respectively, in accumulated depreciation on those assets, classified as plants and equipment in Properties, plants, equipment and mineral interests.  See Note 8 for information on future obligations related to our finance leases.

Note 15: Commitments, Contingencies, and Obligations

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

Johnny M Mine Area near San Mateo, McKinley County and San Mateo Creek Basin, New Mexico

In May 2011, the EPA made a formal request to Hecla Mining Company for information regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico, and asserted that Hecla Mining Company may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for environmental remediation and past costs the EPA has incurred at the site. Mining at the Johnny M Mine was conducted for a limited period of time by a predecessor of our subsidiary, Hecla Limited. In August 2012, Hecla Limited and the EPA entered into a Settlement Agreement and Administrative Order on Consent for Removal Action (“Consent Order”), pursuant to which Hecla Limited agreed to pay (i) $1.1 million to the EPA for its past response costs at the site and (ii) any future response costs at the site under the Consent Order, in exchange for a covenant not to sue by the EPA. Hecla Limited paid the $1.1 million to the EPA for its past response costs and in December 2014 submitted to the EPA the Engineering Evaluation and Cost Analysis (“EE/CA”) for the site which recommended on-site disposal of mine-related material. In January 2021, the EPA contacted Hecla Limited to begin negotiations on a new consent order to design and implement the on-site disposal response action recommended in the EE/CA. Based on the foregoing, we believe it is probable that Hecla Limited will incur a liability for the CERCLA removal action and we increased our accrual to $9.0 million in the first quarter of 2021 ($6.1 million at December 31, 2020) primarily representing estimated costs to begin design and implementation of the remedy. It is possible that Hecla Limited’s liability will be more than $9.0 million, and any increase in liability could have a material adverse effect on Hecla Limited’s or our results of operations or financial position.

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

Litigation Related to Klondex Acquisition

On May 24, 2019, a purported Hecla stockholder filed a putative class action lawsuit in U.S. District Court for the Southern District of New York against Hecla and certain of our executive officers, one of whom is also a director. The complaint, purportedly brought on behalf of all purchasers of Hecla common stock from March 19, 2018 through and including May 8, 2019, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses. Specifically, the complaint alleges that Hecla, under the authority and control of the individual defendants, made certain material false and misleading statements and omitted certain material information regarding Hecla’s Nevada Operations. The complaint alleges that these misstatements and omissions artificially inflated the market price of Hecla common stock during the class period, thus purportedly harming investors. Filings with the court regarding our motion to dismiss the lawsuit were completed in the first quarter of 2021. We cannot predict the outcome of this lawsuit or estimate damages if plaintiffs were to prevail. We believe that these claims are without merit and intend to defend them vigorously.

Debt

See Note 9 for information on the commitments related to our debt arrangements as of December 31, 2021.

Other Commitments

Our contractual obligations as of December 31, 2021 included open purchase orders and commitments at December 31, 2021 of approximately $10.2 million, $0.1 million, $4.8 million and $3.8 million for various capital and non-capital items at the Lucky Friday, Casa Berardi, Greens Creek and Nevada Operations, respectively. We also have total commitments of approximately $14.2 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations, and total commitments of approximately $15.8 million relating to payments on operating leases (see Note 9 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of December 31, 2021, we had surety bonds totaling $182.5 million and letters of credit totaling $17.3 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 16: Subsequent Events

On February 15, 2021, the Company acquired 2.5 million shares of a Canadian junior exploration mining company for cash consideration of approximately $5.25 million.