Form 10-Q
period 2022-03-31
HECLA MINING CO/DE/
filed 2022-05-10
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding May 5, 2022
Common stock, par value $0.25 per share	539,049,637

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended March 31, 2022

INDEX*

*Items 2, 3 and 5 of Part II are omitted as they are not applicable.

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended
	March 31, 2022	March 31, 2021
Sales of products	$186,499	$210,852
Cost of sales and other direct production costs	105,772	96,382
Depreciation, depletion and amortization	35,298	47,069
Total cost of sales	141,070	143,451
Gross profit	45,429	67,401
Other operating expenses:
General and administrative	8,294	8,007
Exploration and pre-development	12,808	6,690
Care and maintenance	6,205	4,318
Provision for closed operations and reclamation	901	3,709
Other operating expense	2,463	3,648
Total other operating expense	30,671	26,372
Income from operations	14,758	41,029
Other income (expense):
Interest expense	(10,406)	(10,744)
Fair value adjustments, net	5,965	(1,875)
Net foreign exchange loss	(2,038)	(2,064)
Other non-operating income (expense)	1,505	(152)
Total other expense	(4,974)	(14,835)
Income before income and mining taxes	9,784	26,194
Income and mining tax provision	(5,631)	(4,743)
Net income	4,153	21,451
Preferred stock dividends	(138)	(138)
Income applicable to common stockholders	$4,015	$21,313
Comprehensive income:
Net income	$4,153	$21,451
Change in fair value of derivative contracts designated as hedge transactions	(33,165)	1,832
Comprehensive (loss) income	$(29,012)	$23,283
Basic income per common share after preferred dividends	$0.01	$0.04
Diluted income per common share after preferred dividends	$0.01	$0.04
Weighted average number of common shares outstanding - basic	538,490	534,101
Weighted average number of common shares outstanding - diluted	544,061	540,527
Cash dividends per common share	$0.00625	$0.00875

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating activities:
Net income	$4,153	$21,451
Non-cash elements included in net income:
Depreciation, depletion and amortization	35,456	46,957
Provision for reclamation and closure costs	1,643	4,529
Stock-based compensation expense	1,271	500
Deferred taxes	2,234	141
Fair value adjustments, net	(2,245)	(8,623)
Foreign exchange loss	2,280	1,755
Other non-cash items, net	483	556
Change in assets and liabilities:
Accounts receivable	2,779	(2,664)
Inventories	(5,081)	2,120
Other current and non-current assets	1,696	1,528
Accounts payable and accrued liabilities	(13,907)	(24,545)
Accrued payroll and related benefits	6,909	(7,995)
Accrued taxes	3,754	2,031
Accrued reclamation and closure costs and other non-current liabilities	(3,516)	195
Cash provided by operating activities	37,909	37,936
Investing activities:
Additions to properties, plants, equipment and mineral interests	(21,478)	(21,413)
Proceeds from sale of investments	2,487	—
Proceeds from disposition of properties, plants and equipment	617	19
Purchases of investments	(10,868)	—
Net cash used in investing activities	(29,242)	(21,394)
Financing activities:
Acquisition of treasury shares	(1,921)	—
Dividends paid to common and preferred stockholders	(3,509)	(4,826)
Credit facility fees paid	(54)	(82)
Repayments of finance leases	(1,695)	(1,881)
Net cash used in financing activities	(7,179)	(6,789)
Effect of exchange rates on cash	519	167
Net increase in cash, cash equivalents and restricted cash and cash equivalents	2,007	9,920
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	211,063	130,883
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$213,070	$140,803
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,603	$18,406
Cash paid for income and mining taxes	$679	$1,980
Significant non-cash investing and financing activities:
Addition of finance lease obligations and right-of-use assets	$2,864	$3,120
Accounts receivable for proceeds on exchange of investments	$—	$1,832

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$212,029	$210,010
Accounts receivable:
Trade	33,324	36,437
Other, net	8,586	8,149
Inventories:
Concentrates, doré, and stockpiled ore	29,852	25,906
Materials and supplies	43,238	41,859
Other current assets	16,927	19,266
Total current assets	343,956	341,627
Investments	29,204	10,844
Restricted cash and investments	1,041	1,053
Properties, plants, equipment and mineral interests, net	2,298,858	2,310,810
Operating lease right-of-use assets	12,342	12,435
Deferred taxes	45,562	45,562
Other non-current assets	7,936	6,477
Total assets	$2,738,899	$2,728,808
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$73,786	$68,100
Accrued payroll and related benefits	34,864	28,714
Accrued taxes	16,128	12,306
Finance and operating leases	8,535	8,098
Accrued reclamation and closure costs	10,594	9,259
Accrued interest	5,232	14,454
Derivatives liabilities	38,992	19,353
Other current liabilities	109	99
Total current liabilities	188,240	160,383
Finance and operating leases	18,385	17,726
Accrued reclamation and closure costs	103,612	103,972
Long-term debt	508,852	508,095
Deferred tax liability	140,810	149,706
Derivatives liabilities	43,402	18,528
Other non-current liabilities	7,055	9,611
Total liabilities	1,010,356	968,021
Commitments and contingencies (Notes 4, 7, 8, and 10)
STOCKHOLDERS’ EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, 750,000,000 authorized shares; issued March 31, 2022 — 546,635,233 shares and December 31, 2021 — 545,534,760 shares	136,657	136,391
Capital surplus	2,036,417	2,034,485
Accumulated deficit	(353,007)	(353,651)
Accumulated other comprehensive loss	(61,621)	(28,456)
Less treasury stock, at cost; March 31, 2022 — 7,728,800 shares and December 31, 2021 - 7,395,295 shares issued and held in treasury	(29,942)	(28,021)
Total stockholders’ equity	1,728,543	1,760,787
Total liabilities and stockholders’ equity	$2,738,899	$2,728,808

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars are in thousands, except for share and per share amounts)

	Three Months Ended March 31, 2022
	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2022	$39	$136,391	$2,034,485	$(353,651)	$(28,456)	$(28,021)	$1,760,787
Net income	—	—		4,153	—	—	4,153
Stock-based compensation expense	—	—	1,271	—	—	—	1,271
Incentive compensation units distributed (888,000 shares)	—	222	(222)	—	—	(1,921)	(1,921)
Common stock ($0.00625 per share) and Series B Preferred Stock ($0.875 per share) dividends declared	—	—	—	(3,509)	—	—	(3,509)
Common stock issued for 401(k) match (180,000 shares)	—	44	883	—	—	—	927
Other comprehensive income	—	—	—	—	(33,165)	—	(33,165)
Balances, March 31, 2022	$39	$136,657	$2,036,417	$(353,007)	$(61,621)	$(29,942)	$1,728,543

	Three Months Ended March 31, 2021
	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balances, January 1, 2021	$39	$134,629	$2,003,576	$(368,074)	$(32,889)	$(23,496)	$1,713,785
Net income	—	—		21,451	—	—	21,451
Stock-based compensation expense	—	—	483	—	—	—	483
Common stock ($0.00875 per share) and Series B Preferred Stock ($0.875 per share) dividends declared	—	—	—	(4,826)	—	—	(4,826)
Common stock issued for 401(k) match (165,000 shares)	—	42	1,088	—	—	—	1,130
Shares issued to pension plans (3,500,000 shares)	—	875	15,925	—	—	—	16,800
Other comprehensive income	—	—	—	—	1,832	—	1,832
Balances, March 31, 2021	$39	$135,546	$2,021,072	$(351,449)	$(31,057)	$(23,496)	$1,750,655

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1.    Basis of Preparation of Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of Hecla Mining Company and its subsidiaries (collectively, “Hecla,” “the Company,” “we,” “our,” or “us,” except where the context requires otherwise) have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required annually by generally accepted accounting principles in the United States (“GAAP”). Therefore, this information should be read in conjunction with Hecla’s consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). The consolidated December 31, 2021 balance sheet data was derived from our audited consolidated financial statements. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The 2019 novel strain of coronavirus (“COVID-19”) was characterized as a global pandemic by the World Health Organization on March 11, 2020. We continue to take precautionary measures to mitigate the impact of COVID-19, including implementing operational plans and practices. As long as they are required, the operational practices implemented could continue to have an adverse impact on our operating results due to deferred production and revenues or additional costs. We incurred $0.4 million and $1.6 million in COVID-19 mitigation costs during the three months ended March 31, 2022 and 2021, respectively. We continue to monitor the rapidly evolving situation and guidance from federal, state, local and foreign governments and public health authorities and may take additional actions based on their recommendations. The extent of the impact of COVID-19 on our business and financial results will also depend on future developments, including the duration and spread of the outbreak and the success of the current vaccination programs and the related impact on prices, demand, creditworthiness and other market conditions and governmental reactions, all of which are highly uncertain.

Certain amounts in the prior year have been reclassified to conform to the current year presentation.

Note 2.    Business Segments and Sales of Products

We discover, acquire and develop mines and other mineral interests and produce and market (i) concentrates, containing silver, gold, lead and zinc, (ii) carbon material containing silver and gold, and (iii) doré containing silver and gold. We are currently organized and managed in four segments: Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations.

General corporate activities not associated with operating mines and their various exploration activities, as well as discontinued operations and idle properties, are presented as “other.”  Interest expense, interest income and income and mining taxes are considered general corporate items, and are not allocated to our segments.

The following tables present information about our reportable segments for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Sales of products:
Greens Creek	$86,090	$98,409
Lucky Friday	38,040	29,122
Casa Berardi	62,101	72,911
Nevada Operations	268	10,237
Other	—	173
	$186,499	$210,852
Income (loss) from operations:
Greens Creek	$34,586	$44,600
Lucky Friday	8,771	6,323
Casa Berardi	(2,699)	11,706
Nevada Operations	(12,231)	(3,140)
Other	(13,669)	(18,460)
	$14,758	$41,029

The following table presents identifiable assets by reportable segment as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Identifiable assets:
Greens Creek	$578,565	$589,944
Lucky Friday	526,971	516,545
Casa Berardi	710,374	701,868
Nevada Operations	467,092	468,985
Other	455,897	451,466
	$2,738,899	$2,728,808

Sales of products by metal for the three-month periods ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021

Silver	$66,332	$77,760
Gold	77,168	101,408
Lead	19,564	15,893
Zinc	35,638	29,191
Less: Smelter and refining charges	(12,203)	(13,400)
Sales of products	$186,499	$210,852

Sales of products for the first three months of 2022 and 2021 included a net loss of $4.8 million and net gain of $2.8 million, respectively, on financially-settled forward option contracts for silver, gold, lead and zinc contained in our sales.  See Note 8 for more information.

Note 3.   Income and Mining Taxes

Major components of our income and mining tax (provision) benefit for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Current:
Domestic	$(2,103)	$(2,277)
Foreign	(1,741)	(2,286)
Total current income and mining tax provision	(3,844)	(4,563)

Deferred:
Domestic	(5,091)	896
Foreign	3,304	(1,076)
Total deferred income and mining tax provision	(1,787)	(180)
Total income and mining tax provision	$(5,631)	$(4,743)

The income and mining tax provision for the three-month periods ended March 31, 2022 and 2021 varies from the amounts that would have resulted from applying the statutory tax rates to pre-tax income due primarily to the impact of taxation in foreign jurisdictions and non-recognition of net operating losses and foreign exchange gains and losses in certain jurisdictions.

For the three-month period ended March 31, 2022, we used the annual effective tax rate method to calculate the tax provision, a change from the discrete method used for the three-month period ended March 31, 2021, due to reversal of valuation allowance in the fourth quarter of 2021. Valuation allowances on Nevada, Mexico and certain Canadian net operating losses were treated as discrete adjustments to the annual effective tax rate method calculation, partially causing the increase in the income tax rate for the three-month period ended March 31, 2022 as compared to March 31, 2021.

Note 4.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three-month periods ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Service cost	$1,566	$1,455
Interest cost	1,369	1,248
Expected return on plan assets	(3,363)	(2,313)
Amortization of prior service cost	128	99
Amortization of net loss	512	1,125
Net periodic pension cost	$212	$1,614

The service cost component of net periodic pension cost is included in the same line items of our condensed consolidated financial statements as other employee compensation costs, and the net gain of $1.4 million and net expense of $0.2 million for the three-month periods ended March 31, 2022 and 2021, respectively, related to all other components of net periodic pension cost is included in other (expense) income on our condensed consolidated statements of operations and comprehensive (loss) income.

We do not expect to be required to contribute to our defined benefit pension plans in 2022, but may do so.

Note 5.    Income Per Common Share

We calculate basic income per common share on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated using the weighted average number of shares of common stock outstanding during the period plus the effect of potential dilutive common shares during the period using the treasury stock and if-converted methods.

Potential dilutive shares of common stock include outstanding unvested restricted stock awards, performance-based share awards, stock units, warrants and convertible preferred stock for periods in which we have reported net income. For periods in which we report net losses, potential dilutive shares of common stock are excluded, as their conversion and exercise would be anti-dilutive.

The following table represents net income per common share – basic and diluted (in thousands, except income (loss) per share):

	Three Months Ended March 31,
	2022	2021
Numerator
Net income	$4,153	$21,451
Preferred stock dividends	(138)	(138)
Net income applicable to common shares	$4,015	$21,313

Denominator
Basic weighted average common shares	538,490	534,101
Dilutive incentive compensation units, warrants and deferred shares	5,571	6,426
Diluted weighted average common shares	544,061	540,527

Basic income per common share	$0.01	$0.04
Diluted income per common share	$0.01	$0.04

Diluted income per common share for the three-month periods ended March 31, 2022 and 2021 excludes the potential effects of outstanding shares of our convertible preferred stock, as their conversion would have no effect on the calculation of dilutive shares.

For the three months ended March 31, 2022, the calculation of diluted income per common share included (i) 1,954,773 incentive compensation units that were unvested during the period, (ii) 1,506,950 warrants to purchase one share of common stock and (iii) 2,109,056 deferred shares that were dilutive.  For the three months ended March 31, 2021, the calculation of diluted income per common share included (i) 2,863,038 incentive compensation units that were unvested during the period, (ii) 1,536,615 warrants to purchase one share of common stock and (iii) 2,026,440 deferred shares that were dilutive.

Note 6.    Stockholders’ Equity

Stock-based Compensation Plans

Stock-based compensation expense for restricted stock unit and performance-based grants to employees and shares issued to non-employee directors totaled $1.3 million and $0.5 million for the first three months of 2022 and 2021, respectively.

Common Stock Dividends

On February 21, 2022, our Board of Directors declared a quarterly cash dividend of $0.00625 per share of common stock, consisting of $0.00375 per share for the minimum dividend component of our common stock dividend policy and $0.0025 per share for the silver-linked dividend component of the policy, for a total dividend of $3.4 million paid in March 2022. The realized silver price of $23.49 in the fourth quarter of 2021 satisfied the criterion for the silver-linked dividend component of our common stock dividend policy.

Note 7.    Debt, Credit Facility and Leases

Our debt as of March 31, 2022 and December 31, 2021 consisted of our 7.25% Senior Notes due February 15, 2028 (“Senior Notes”) and our Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”). The following tables summarize our long-term debt balances, excluding interest, as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Senior Notes	IQ Notes	Total
Principal	$475,000	$38,605	$513,605
Unamortized discount/premium and issuance costs	(5,324)	571	(4,753)
Long-term debt balance	$469,676	$39,176	$508,852

	December 31, 2021
	Senior Notes	IQ Notes	Total
Principal	$475,000	$38,051	$513,051
Unamortized discount/premium and issuance costs	(5,552)	596	(4,956)
Long-term debt balance	$469,448	$38,647	$508,095

The following table summarizes the scheduled annual future payments, including interest, for our Senior Notes, IQ Notes, and finance and operating leases as of March 31, 2022 (in thousands). The amounts for the IQ Notes are stated in U.S. dollars (“USD”) based on the USD/Canadian dollar (“CAD”) exchange rate as of March 31, 2022.

Twelve-month period ending March 31,	Senior Notes	IQ Notes	Finance Leases	Operating Leases
2023	$34,438	$2,515	$6,365	$3,057
2024	34,438	2,515	4,881	2,528
2025	34,438	2,515	3,313	1,079
2026	34,438	39,295	943	1,059
2027	34,438	—	—	1,041
Thereafter	505,130	—	—	6,174
Total	$677,320	$46,840	$15,502	$14,938

Credit Facility

In July 2018, we entered into a $250 million senior secured revolving credit facility which has a term ending on February 7, 2023. As of March 31, 2022 and December 31, 2021, no borrowings were outstanding under the facility.

We are also able to obtain letters of credit under the facility, and for any such letters we are required to pay a participation fee of between 2.25% and 4.00% of the amount of the letters of credit based on our total leverage ratio, as well as a fronting fee to each issuing bank of 0.20% annually on the average daily dollar amount of any outstanding letters of credit. There were $17.3 million in letters of credit outstanding as of March 31, 2022.

We believe we were in compliance with all covenants under the credit agreement as of March 31, 2022.

Note 8.    Derivative Instruments

General

Our current risk management policy provides that up to 75% of:

•	our future foreign currency-related operating cost exposure for five years into the future may be hedged;
•

our planned lead and zinc metals price exposure for five years into the future, with certain other limitations, to be covered under derivatives programs that would establish a ceiling for prices to be realized on future metals sales; and

•

our planned silver and gold metals price exposure for five years into the future, with certain other limitations, may be covered under derivatives programs that would establish a floor, but not a ceiling, for prices to be realized on future metals sales. We currently do not utilize this program.

In addition, our risk management policy provides for (i) potential additional programs to manage other foreign currency exposures and (ii) that price exposure between the time of shipment and final settlement on silver, gold, lead and zinc contained in our concentrate shipments may be covered under derivatives programs that would establish prices to be realized on those sales.

These instruments expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price exceeds the spot price of the hedged commodity or foreign currency and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production and/or forecasted costs covered under contract positions.

Foreign Currency

Our wholly-owned subsidiaries owning the Casa Berardi and San Sebastian operations are USD-functional entities which routinely incur expenses denominated in CAD and Mexican pesos (“MXN”), respectively. Such expenses expose us to exchange rate fluctuations between the USD and CAD and MXN. We utilize a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD and the impact on our future operating costs denominated in CAD. In November 2021, we initiated a similar program related to future development costs denominated in CAD, and have used a similar program, on a limited basis, related to interest payments on our IQ Notes (see Note 7). The programs utilize forward contracts to buy CAD. Each contract related to operating costs is designated as a cash flow hedge, while contracts related to development and interest costs have not been designated as hedges as of March 31, 2022. As of March 31, 2022, we have 146 forward contracts outstanding to buy a total of CAD$276.7 million having a notional amount of USD$213.3 million. The CAD contracts are related to forecasted cash operating and development costs at Casa Berardi to be incurred from 2022 through 2025 and have CAD-to-USD exchange rates ranging between 1.2702 and 1.3333.

As of March 31, 2022 and December 31, 2021, we recorded the following balances for the fair value of the contracts (in millions):

	March 31,	December 31,
Balance sheet line item:	2022	2021
Other current assets	$3.9	$2.7
Other non-current assets	3.9	2.5

Net unrealized gains of approximately $7.8 million related to the effective portion of the hedges were included in accumulated other comprehensive loss as of March 31, 2022. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $3.7 million in net unrealized gains included in accumulated other comprehensive loss as of March 31, 2022 will be reclassified to current earnings in the next twelve months. Net realized gains of approximately $1.1 million on contracts related to underlying operating expenses which have been recognized were transferred from accumulated other comprehensive loss and included in cost of sales and other direct production costs for the three months ended March 31, 2022. Net gains of approximately $0.4 million related to contracts not designated as hedges and no net unrealized gains or losses related to ineffectiveness of the hedges were included in fair value adjustments, net on our consolidated statements of operations and comprehensive income for the three months ended March 31, 2022.

Metals Prices

We are currently using financially-settled forward contracts to manage the exposure to:

•	changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement; and
•	changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.

The following tables summarize the quantities of metals committed under forward sales contracts at March 31, 2022 and December 31, 2021:

March 31, 2022	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2022 settlements	1,573	5	16,976	5,732	$24.73	$1,912	$1.27	$0.97
Contracts on forecasted sales
2022 settlements	—	—	37,644	46,517	N/A	N/A	$1.31	$0.98
2023 settlements	—	—	78,264	75,618	N/A	N/A	$1.30	$1.00
2024 settlements	—	—	64,650	23,149	N/A	N/A	$1.32	$1.01

December 31, 2021	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2022 settlements	1,814	6	13,371	4,575	$23.02	$1,812	$1.39	$0.96
Contracts on forecasted sales
2022 settlements	—	—	57,706	59,194	N/A	N/A	$1.28	$0.98
2023 settlements	—	—	76,280	71,650	N/A	N/A	$1.29	$1.00

Effective November 1, 2021, we designated the contracts for lead and zinc contained in our forecasted future shipments as hedges for accounting purposes, with gains and losses deferred to accumulated other comprehensive loss until the hedged product ships. Prior to November 1, 2021, these contracts had not been designated as hedges for hedge accounting and were therefore marked-to-market through earnings each period. The forward contracts for silver and gold contained in our concentrate shipments have not been designated as hedges and are marked-to-market through earnings each period.

We recorded the following balances for the fair value of the forward contracts as of March 31, 2022 and forward and put option contracts as of December 31, 2021 (in millions):

	March 31, 2022			December 31, 2021
Balance sheet line item:	Contracts in an asset position	Contracts in a liability position	Net asset (liability)	Contracts in an asset position	Contracts in a liability position	Net asset (liability)
Other current assets	$0.3	$(0.2)	$0.1	$—	$—	$—
Current derivatives liability	0.5	(39.5)	(39.0)	0.7	(20.1)	(19.4)
Other non-current liabilities	0.1	(43.5)	(43.4)	0.4	(18.9)	(18.5)

Net unrealized losses of approximately $63.0 million related to the effective portion of the contracts designated as hedges were included in accumulated other comprehensive loss as of March 31, 2022, and are net of related deferred taxes. Unrealized gains and losses will be transferred from accumulated other comprehensive loss to current earnings as the underlying operating expenses are recognized. We estimate approximately $28.0 million in net unrealized losses included in accumulated other comprehensive loss as of March 31, 2022 would be reclassified to current earnings in the next twelve months. We recognized a net loss of $4.8 million, including a $0.3 million gain transferred from accumulated other comprehensive loss, and net gain of $2.8 million during the first quarters of 2022 and 2021, respectively, on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales of products.  The net losses and gains recognized on the contracts offset gains and losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized $0.6 million in net losses and $0.5 million in net gains during the first quarters of 2022 and 2021, respectively, on the contracts utilized to manage exposure to prices for forecasted future sales. The net losses and gains on these contracts are included as a separate line item under other income (expense), as they relate to forecasted future sales, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.  Increases in zinc and lead prices resulted in the net loss for the first quarter of 2022.

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our revolving credit agreement would cause a default under the derivative contract. As of March 31, 2022, we have not posted any separate collateral related to these contracts. The fair value of derivatives in a net liability position related to these agreements was $83.2 million as of March 31, 2022, which includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of the cross default provisions at March 31, 2022, we could have been required to settle our obligations under the agreements at their termination value of $83.2 million.

Note 9.    Fair Value Measurement

Fair value adjustments, net is comprised of the following:

	Three Months Ended March 31,
	2022	2021
(Loss) gain on derivative contracts	$(201)	$473
Unrealized gain (loss) on investments in equity securities	6,100	(3,506)
Gain on disposition or exchange of investments	66	1,158
Total fair value adjustments, net	$5,965	$(1,875)

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

Description	Balance at March 31, 2022	Balance at December 31, 2021	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$212,029	$210,010	Level 1
Current and non-current investments:
Equity securities – mining industry	29,204	14,470	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	33,324	36,437	Level 2
Restricted cash balances:
Certificates of deposit and other bank deposits	1,041	1,053	Level 1
Derivative contracts - other current assets and other non-current assets:
Metal forward contracts	74	—	Level 2
Foreign exchange contracts	7,829	5,207	Level 2
Total assets	$283,501	$267,177

Liabilities:
Derivative contracts - current and non-current derivatives liabilities:
Metal forward contracts	$82,394	$37,873	Level 2
Foreign exchange contracts	—	8	Level 2
Total Liabilities	$82,394	$37,881

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

Non-current investments consist of marketable equity securities of mining companies which are valued using quoted market prices for each security. During the first quarter of 2022, we acquired equity securities of various mining companies for a total cost of $10.9 million, and disposed of mining company equity securities acquired for $2.4 million for proceeds of $2.5 million. No such activity occurred during the first quarter of 2021.

Trade accounts receivable from provisional concentrate sales are subject to final pricing and valued using quoted prices based on forward curves for the particular metal.

We use financially-settled forward contracts to manage exposure to changes in the exchange rate between USD and CAD, and the impact on CAD-denominated operating and capital costs incurred at Casa Berardi (see Note 8 for more information). The fair value of each contract represents the present value of the difference between the forward exchange rate for the contract settlement period as of the measurement date and the contract settlement exchange rate.

We use financially-settled forward contracts to manage the exposure to changes in prices of silver, gold, zinc and lead contained in our concentrate shipments that have not reached final settlement (see Note 8 for more information).  The fair value of each forward contract represents the present value of the difference between the forward metal price for the contract settlement period as of the measurement date and the contract settlement metal price.

At March 31, 2022, our Senior Notes and IQ Notes were recorded at their carrying value of $469.7 million and $39.2 million, respectively, net of unamortized initial purchaser discount/premium and issuance costs. The estimated fair values of our Senior Notes and IQ Notes were $498.5 million and $40.5 million, respectively, at March 31, 2022. Quoted market prices, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. Unobservable inputs which we consider to be Level 3, including an assumed current annual yield of 6%, are utilized to estimate the fair value of the IQ Notes. See Note 7 for more information.

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

Johnny M Mine Area near San Mateo, McKinley County and San Mateo Creek Basin, New Mexico

In August 2012, Hecla Limited and the EPA entered into a Settlement Agreement and Administrative Order on Consent for Removal Action (“Consent Order”) regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico. Mining at the Johnny M Mine was conducted for a limited period of time by a predecessor of Hecla Limited, and the EPA had previously asserted that Hecla Limited may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for environmental remediation and past costs incurred by the EPA at the site. Under the Consent Order, Hecla Limited agreed to pay (i) $1.1 million to the EPA for its past response costs at the site and (ii) any future response costs at the site under the Consent Order, in exchange for a covenant not to sue by the EPA. In December 2014, Hecla Limited submitted to the EPA the Engineering Evaluation and Cost Analysis (“EE/CA”) for the site which recommended on-site disposal of mine-related material. In January 2021, the parties began negotiating a new consent order to design and implement the on-site disposal response action recommended in the EE/CA. Based on the foregoing, we believe it is probable that Hecla Limited will incur a liability for the CERCLA removal action and we increased our accrual by $2.9 million to $9.0 million in the first quarter of 2021 primarily representing estimated costs to begin design and implementation of the remedy. It is possible that Hecla Limited’s liability will be more than $9.0 million, and any increase in liability could have a material adverse effect on Hecla Limited’s or our results of operations or financial position.

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

In July 2018, the EPA informed Hecla Limited that it and several other PRPs may be liable for cleanup of the SMCB site or for costs incurred by the EPA in cleaning up the site. The EPA stated it has incurred approximately $9.6 million in response costs to date. On May 2, 2022, Hecla Limited received a letter from an attorney representing a PRP notifying Hecla Limited that three PRPs will seek cost recovery and contribution from Hecla Limited under CERCLA for certain investigatory work performed by the PRPs at the SMCB site. Hecla Limited cannot with reasonable certainty estimate the amount or range of liability, if any, relating to this matter because of, among other reasons, the lack of information concerning the site, including the relative contributions of contamination by the various PRPs.

Carpenter Snow Creek and Barker-Hughesville Sites in Montana

In July 2010, the EPA made a formal request to Hecla for information regarding the Carpenter Snow Creek Superfund site located in Cascade County, Montana. The Carpenter Snow Creek site is located in a historic mining district, and in the early 1980s Hecla Limited leased 6 mining claims and performed limited exploration activities at the site. Hecla Limited terminated the mining lease in 1988.

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

In February 2017, the EPA made a formal request to Hecla for information regarding the Barker-Hughesville Mining District Superfund site located in Judith Basin and Cascade Counties, Montana. Hecla Limited submitted a response in April 2017. The Barker-Hughesville site is located in a historic mining district, and between approximately June and December 1983, Hecla Limited was party to an agreement with another mining company under which limited exploration activities occurred at or near the site.

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

Litigation Related to Klondex Acquisition

On May 24, 2019, a purported Hecla stockholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against Hecla and certain of our executive officers, one of whom is also a director. The complaint, purportedly brought on behalf of all purchasers of Hecla common stock from March 19, 2018 through and including May 8, 2019, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses. Specifically, the complaint alleges that Hecla, under the authority and control of the individual defendants, made certain material false and misleading statements and omitted certain material information regarding Hecla’s Nevada Operations. The complaint alleges that these misstatements and omissions artificially inflated the market price of Hecla common stock during the class period, thus purportedly harming investors. Filings with the court regarding our motion to dismiss the lawsuit were completed in the first quarter of 2021. We cannot predict the outcome of this lawsuit or estimate damages if plaintiffs were to prevail. We believe that these claims are without merit and intend to defend them vigorously.

Related to this class action lawsuit, Hecla has been named as a nominal defendant in a shareholder derivative lawsuit which also names as defendants certain current and past (i) members of Hecla’s board of directors and (ii) officers of Hecla. The case was filed on May 4, 2022 in the Delaware Chancery Court. In general terms, the suit alleges breaches of fiduciary duties by the individual defendants, waste of corporate assets and unjust enrichment, and seeks damages, purportedly on behalf of Hecla.

Debt

See Note 7 for information on the commitments related to our debt arrangements as of March 31, 2022.

Other Commitments

Our contractual obligations as of March 31, 2022 included open purchase orders and commitments of approximately $7.7 million, $10.1 million, $0.2 million and $4.6 million for various capital and non-capital items at Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations, respectively. We also have total commitments of approximately $15.5 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations, and total commitments of approximately $14.9 million relating to payments on operating leases (see Note 7 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of March 31, 2022, we had surety bonds totaling $183.5 million and letters of credit totaling $17.3 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 11.    Developments in Accounting Pronouncements

Accounting Standards Updates Adopted

In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-06 Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles to certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and with early adoption permitted. We adopted the update as of January 1, 2022, which did not have a material impact on our consolidated financial statements or disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The update is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted the new standard effective January 1, 2022, which did not have a material impact on our consolidated financial statements or disclosures.

Accounting Standards Updates to Become Effective in Future Periods

In 2017, the United Kingdom’s Financial Conduct Authority ("FCA") announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate ("LIBOR"), which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. This announcement indicated that the continuation of LIBOR on the current basis would not be guaranteed after 2021. Subsequently in March 2021, the FCA announced some USD LIBOR tenors (overnight, 1 month, 3 month, 6 month and 12 month) will continue to be published until June 30, 2023. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate ("SOFR"). Currently, our credit facility and certain of our derivative instruments reference LIBOR-based rates. Our credit facility contains provisions specifying alternative interest rate calculations to be employed when LIBOR ceases to be available as a benchmark and we have adhered to the ISDA 2020 IBOR Fallbacks Protocol, which will govern our derivatives upon the final cessation of USD LIBOR. ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended, helps limit the accounting impact from contract modifications, including hedging relationships, due to the transition from LIBOR to alternative reference rates that are completed by December 31, 2022. We do not expect a significant impact to our financial results, financial position or cash flows from the transition from LIBOR to alternative reference interest rates, but we will continue to monitor the impact of this transition until it is completed.

Note 12. Subsequent Events

During April 2022, we invested approximately $10 million in mining company securities.

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “Hecla,” “the Company,” “we,” “us” and “our” refer to Hecla Mining Company and its consolidated subsidiaries, except where the context requires otherwise. You should read this discussion in conjunction with our consolidated financial statements, the related MD&A and the discussion of our Business and Properties in our 2021 Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”). The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to “Forward-Looking Statements” above for further discussion). References to “Notes” are Notes included in our Notes to Condensed Consolidated Financial Statements (Unaudited). Throughout MD&A, all references to losses or income per share are on a diluted basis.

Overview

Established in 1891, we believe we are the oldest operating precious metals mining company in the United States. We are  the largest silver producer in the United States, producing over 40% of the United States silver production at our Greens Creek and Lucky Friday operations. We produce gold at our Casa Berardi operation in Quebec, Canada, and Greens Creek, and at our Nevada Operations segment prior to suspension of operations during 2021. Based upon our operational footprint, we believe we have low political and economic risk compared to other mines located in other parts of the world. Our exploration interests are located in the United States, Canada and Mexico. Our operating and strategic framework is based on expanding our production and locating and developing new resource potential in a safe and responsible manner.

First Quarter 2022 Highlights

Operational:

•

Produced 3.3 million ounces of silver and 41,642 ounces of gold.  See Consolidated Results of Operations below for information on total cost of sales and cash costs and AISC, after by-product credits, per silver and gold ounce for the three-month periods ended March 31, 2022 and 2021.

•

Continued our trend of strong safety performance, as our All Injury Frequency Rate (“AIFR”) for the first quarter of 2022 was 1.48, 30% below the U.S. national average for MSHA's “metal and nonmetal” category and within 3% of our AIFR of 1.45 for the full year of 2021.

•	Continued mitigation of the impacts of COVID-19 through refinement of our operational plans and procedures to protect our workforce, operations and communities while maintaining liquidity.

Financial:

•	Reported sales of products of $186.5 million.
•

Generated $37.9 million in net cash provided by operating activities after bi-annual interest payments totaling $18.5 million on the Senior Notes and IQ Notes. See the Financial Liquidity and Capital Resources section below for further discussion.

•

Made capital expenditures (excluding lease additions and other non-cash items) of approximately $21.5 million, including $3.1 million at Greens Creek, $9.7 million at Lucky Friday, $7.8 million at Casa Berardi and $0.9 million at the Nevada Operations.

•

Generated $16.4 million in free cash flow. A reconciliation of the non-GAAP measure free cash flow to net cash provided by operating activities, the nearest GAAP measure, is included in the Reconciliation of Cash Flows From Operating Activities (GAAP) to Free Cash Flow (Non-GAAP) section below.

•	Returned $3.5 million, or 21% of free cash flows, to our shareholders through payment of dividends.
•	Spent $12.8 million on exploration and pre-development activities.
•

Achieved the above while increasing our cash balance to $212.0 million, which was $2.0 million higher than at December 31, 2021, with no borrowings on our revolving credit facility, as of March 31, 2022.

Our current business strategy is to focus our financial and human resources in the following areas:

•	rapidly responding to the threats from the COVID-19 pandemic to protect our workforce, operations and communities while maintaining liquidity;
•	operating our properties safely, in an environmentally responsible and cost-effective manner;
•

maintaining and investing in exploration and pre-development projects in the vicinities of eleven mining districts and projects we believe to be under-explored and under-invested: Greens Creek on Alaska's Admiralty Island located near Juneau; North Idaho's Silver Valley in the historic Coeur d'Alene Mining District; the silver-producing district near Durango, Mexico; in the vicinity of our Casa Berardi mine and the Heva-Hosco project in the Abitibi region of northwestern Quebec, Canada; our projects located in two districts in Nevada; our projects in northwestern Montana; the Creede district of southwestern Colorado; the Kinskuch project in British Columbia, Canada; and the Republic mining district in Washington state;

•	improving operations at each of our mines, which includes incurring costs for new technologies and equipment;
•	expanding our proven and probable reserves, mineral resources and production capacity at our properties;
•	conducting our business with financial stewardship to preserve our financial position in varying metals price and operational environments;
•	advancing permitting of one or both of our Montana projects; and
•	continuing to seek opportunities to acquire and invest in mining and exploration properties and companies.

We strive to achieve excellent mine safety and health performance. We seek to implement this goal by: training employees in safe work practices; establishing, following and improving safety standards; investigating accidents, incidents and losses to avoid recurrence; involving employees in the establishment of safety standards; and participating in the National Mining Association’s CORESafety program. We seek to implement reasonable best practices with respect to mine safety and emergency preparedness. We respond to issues outlined in investigations and inspections by MSHA, the Commission of Labor Standards, Pay Equity and Occupational Health and Safety in Quebec, and the Mexico Ministry of Economy and Mining and continue to evaluate our safety practices. There can be no assurance that our practices will mitigate or eliminate all safety risks. Achieving and maintaining compliance with regulations will be challenging and may increase our operating costs. See Item 1A. Risk Factors - We face substantial governmental regulation, including the Mine Safety and Health Act, various environmental laws and regulations and the 1872 Mining Law in our 2021 Form 10-K.

Since its outbreak in 2020, the COVID-19 pandemic continues to impact our operational practices and we continue to incur incremental costs and modify our operational plans to keep our workforce safe. In 2020, the pandemic adversely impacted our expected production of gold at Casa Berardi and exploration drilling at Greens Creek.  We incurred $0.4 million and $1.6 million in COVID-19 mitigation costs during the three months ended March 31, 2022 and 2021, respectively. To mitigate the impact of COVID-19, we have taken precautionary measures, including implementing operational plans and practices and increasing our cash reserves. As long as they are required, the operational practices implemented could continue to have an adverse impact on our operating results due to additional costs or deferred production and revenues. There is uncertainty related to the potential additional impacts COVID-19 and any subsequent variants could have on our operations and financial results for the rest of 2022.  In our 2021 Form 10-K, see Item IA. Risk Factors - Natural disasters, public health crises (including COVID-19), political crises, and other catastrophic events or other events outside of our control may materially and adversely affect our business or financial results and COVID-19 virus pandemic may heighten other risks for information on how restrictions related to COVID-19 have recently affected some of our operations.

A number of key factors may impact the execution of our strategy, including regulatory issues and metals prices. Metals prices can be very volatile and are influenced by a number of factors beyond our control (except on a limited basis through the use of derivative contracts). See Item 7. Critical Accounting Estimates in our 2021 Form 10-K and above in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited). The average realized prices of gold, lead and zinc were higher, with the average realized price for silver lower, in the first three months of 2022 than in the comparable period last year, as illustrated by the table in Results of Operations below. While we believe longer-term global economic and industrial trends could result in continued demand for the metals we produce, prices have been volatile and there can be no assurance that current prices will continue.

Volatility in global financial markets and other factors can pose a significant challenge to our ability to access credit and equity markets, should we need to do so, and to predict sales prices for our products. To help mitigate this challenge, we utilize forward contracts to manage exposure to declines in the prices of (i) silver, gold, zinc and lead contained in our concentrates that have been shipped but have not yet settled, and (ii) zinc and lead that we forecast for future concentrate shipments. In addition, we have in place a $250 million revolving credit agreement, of which $17.3 million was used as of March 31, 2022 for letters of credit, leaving approximately $232.7 million available for borrowing.

Another challenge for us is the risk associated with environmental litigation and ongoing reclamation activities. As described Item 1A. Risk Factors in our 2021 Form 10-K and above in Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited), it is possible that our estimate of these liabilities (and our ability to estimate liabilities in general) may change in the future, affecting our strategic plans. We are involved in various environmental legal matters and the estimate of our environmental liabilities and liquidity needs, as well as our strategic plans, may be significantly impacted as a result of these matters or new matters that may arise. We strive to ensure that our activities are conducted in compliance with applicable laws and regulations and attempt to resolve environmental litigation on terms as favorable to us as possible.

Consolidated Results of Operations

Sales of products by metal for the three-month periods ended March 31, 2022 and 2021, and the approximate variances attributed to differences in metals prices, sales volumes and smelter terms, were as follows:

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
Three months ended March 31, 2021	$77,760	$101,408	$45,084	$(13,400)	$210,852
Variances - 2022 versus 2021:
Price	(2,613)	4,298	12,316	(76)	13,925
Volume	(8,726)	(28,453)	(2,198)	1,369	(38,008)
Smelter terms	(89)	(85)	—	(96)	(270)
Three months ended March 31, 2022	$66,332	$77,168	$55,202	$(12,203)	$186,499

Average market and realized metals prices for the three-month periods ended March 31, 2022 and 2021 were as follows:

		Three months ended March 31,
		2022	2021
Silver –	London PM Fix ($/ounce)	$23.95	$26.29
	Realized price per ounce	$24.68	$25.66
Gold –	London PM Fix ($/ounce)	$1,874	$1,798
	Realized price per ounce	$1,880	$1,770
Lead –	LME Final Cash Buyer ($/pound)	$1.06	$0.92
	Realized price per pound	$1.08	$0.92
Zinc –	LME Final Cash Buyer ($/pound)	$1.70	$1.25
	Realized price per pound	$1.79	$1.32

Average realized prices typically differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement.  For the first quarters of 2022 and 2021, we recorded net positive price adjustments to provisional settlements of $1.0 million and $0.6 million, respectively. The price adjustments related to silver, gold, lead and zinc contained in our concentrate shipments were largely offset by gains and losses on forward contracts for those metals. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate and doré shipped during the period.

Total metals production and sales volumes for each period are shown in the following table:

		Three Months Ended March 31,
		2022	2021
Silver -	Ounces produced	3,324,708	3,459,446
	Payable ounces sold	2,687,261	3,030,026
Gold -	Ounces produced	41,642	52,004
	Payable ounces sold	41,053	57,286
Lead -	Tons produced	10,863	10,704
	Payable tons sold	9,054	8,668
Zinc -	Tons produced	14,946	16,107
	Payable tons sold	9,947	11,027

The difference between what we report as “ounces/tons produced” and “payable ounces/tons sold” is attributable to the difference between the quantities of metals contained in our products versus the portion of those metals actually paid for by our customers pursuant to our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades which impact the amount of metals contained in concentrates produced and sold.

Sales, total cost of sales, gross profit, Cash Cost, After By-product Credits, per Ounce (“Cash Cost”) (non-GAAP) and All-In Sustaining Cost, After By-product Credits, per Ounce (“AISC”) (non-GAAP) at our operations for the three-month periods ended March 31, 2022 and 2021 were as follows (in thousands, except for Cash Cost and AISC):

	Silver				Gold
	Greens Creek	Lucky Friday	Other (2)	Total Silver (3)	Casa Berardi	Nevada Operations	Total Gold
Three Months Ended March 31, 2022:
Sales	$86,090	$38,040	$—	$124,130	$62,101	$268	$62,369
Total cost of sales	(49,638)	(29,264)	—	(78,902)	(62,168)	—	(62,168)
Gross profit (loss)	$36,452	$8,776	$—	$45,228	$(67)	$268	$201
Cash Cost After By-product Credits, per Silver or Gold Ounce (1)	$(0.90)	$6.57	$—	$1.09	$1,516	$—	$1,516
AISC, After By-product Credits, per Silver or Gold ounce (1)	$1.90	$13.15	$—	$7.64	$1,810	$—	$1,810
Three Months Ended March 31, 2021:
Sales	$98,409	$29,122	$173	$127,704	$72,911	$10,237	$83,148
Total cost of sales	(53,181)	(22,794)	(94)	(76,069)	(59,927)	(7,455)	(67,382)
Gross profit	$45,228	$6,328	$79	$51,635	$12,984	$2,782	$15,766
Cash Cost After By-product Credits, per Silver or Gold Ounce (1)	$(0.67)	$7.62	$—	$1.40	$1,027	$1,416	$1,052
AISC, After By-product Credits, per Silver or Gold ounce (1)	$1.59	$14.24	$—	$7.21	$1,272	$1,461	$1,284

(1)

A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

(2)	Includes results for San Sebastian, which was an operating segment prior to 2021.

(3)

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
•

we have historically presented each of these operations as a producer primarily of silver, based on the original analysis that justified putting the project into production, and believe that consistency in disclosure is important to our investors regardless of the relationships of metals prices and production from year to year;

•	metallurgical treatment maximizes silver recovery;
•	the Greens Creek and Lucky Friday deposits are massive sulfide deposits containing an unusually high proportion of silver; and
•	in most of their working areas, Greens Creek and Lucky Friday utilize selective mining methods in which silver is the metal targeted for highest recovery.

Likewise, we believe the identification of gold, lead and zinc as by-product credits at Greens Creek and Lucky Friday is appropriate because of their lower economic value compared to silver and due to the fact that silver is the primary product we intend to produce. In addition, we have not consistently received sufficient revenue from any single by-product metal to warrant classification of such as a co-product.

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

We believe the identification of silver as a by-product credit is appropriate at Casa Berardi and Nevada Operations because of its lower economic value compared to gold and due to the fact that gold is the primary product we intend to produce there. In addition, we do not receive sufficient revenue from silver at Casa Berardi and Nevada Operations to warrant classification of such as a co-product. Because we consider silver to be a by-product of our gold production at Casa Berardi and Nevada Operations, the value of silver offsets operating costs within our calculations of Cash Cost, After By-product Credits, per Gold Ounce and AISC, After By-product Credits, per Gold Ounce.

For the first quarter of 2022, we recorded income applicable to common stockholders of $4.0 million ($0.01 per basic common share), compared to income of $21.3 million ($0.04 per basic common share) during the first quarter of 2021. The following factors contributed to the results for the first three months of 2022 compared to the first quarter of 2021:

•	Variances in gross profit (loss) at our operations as illustrated in the table above. See the Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations sections below.
•

Exploration and pre-development expense increased by $6.1 million in the first quarter of 2022 compared to the first quarter of 2021. In the first quarter of 2022, exploration was primarily at San Sebastian, Casa Berardi, Nevada Operations and Greens Creek. Pre-development expense for the first quarter of 2022 totaled $3.1 million compared to $0.7 million in the first quarter of 2021, with the increase for development of a decline to the Hatter Graben area at the Hollister mine in Nevada.

•

Care and maintenance costs increased by $1.9 million in the first quarter of 2022 compared to the first quarter of 2021 due to suspension of production at Nevada Operations. See the Nevada Operations section below.

The impact of these factors was partially offset by the following:

•

Fair value adjustments, net resulted in a gain of $6.0 million in the first quarter of 2022 compared to a loss of $1.9 million the first quarter of 2021 (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

•

Provision for closed operations and environmental matters decreased by $2.8 million in the first quarter of 2022 compared to the first quarter of 2021 primarily due to a $2.9 million increase in the accrual for estimated costs at the Johnny M site in New Mexico in the first quarter of 2021 (see Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

•

Lower other operating expense by $1.2 million in the first quarter of 2022 compared to the first quarter of 2021 primarily due to project costs incurred to identify and implement potential operational improvements at Casa Berardi in the first quarter 2021, partially offset by similar project costs incurred at Greens Creek in the first quarter of 2022.

•

An income and mining tax provision of $5.6 million in the first quarter of 2022 compared to a provision of $4.7 million in the first quarter of 2021 (see Note 3 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

Greens Creek

Dollars are in thousands (except per ounce and per ton amounts)	Three months ended March 31,
	2022	2021
Sales	$86,090	$98,409
Cost of sales and other direct production costs	(38,218)	(38,360)
Depreciation, depletion and amortization	(11,420)	(14,821)
Total cost of sales	(49,638)	(53,181)
Gross profit	$36,452	$45,228
Tons of ore milled	211,687	194,080
Production:
Silver (ounces)	2,429,782	2,584,870
Gold (ounces)	11,402	13,266
Zinc (tons)	12,494	13,354
Lead (tons)	4,883	4,924
Payable metal quantities sold:
Silver (ounces)	1,772,391	2,247,274
Gold (ounces)	7,922	10,547
Zinc (tons)	8,092	9,097
Lead (tons)	3,063	3,645
Ore grades:
Silver ounces per ton	13.84	16.01
Gold ounces per ton	0.07	0.09
Zinc percent	6.56	7.62
Lead percent	2.76	3.06
Total production cost per ton	$192.16	$182.61
Cash Cost, After By-product Credits, per Silver Ounce (1)	$(0.90)	$(0.67)
AISC, After By-product Credits, per Silver Ounce (1)	$1.90	$1.59
Capital additions	$3,092	$1,772

(1)

A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

The $8.8 million decrease in gross profit during the first quarter of 2022 compared to the same 2021 period was the result of lower sales volumes, as a result of lower ore grades and the timing of concentrate shipments, and lower average silver prices, partially offset by higher average gold, zinc and lead prices.

The chart below illustrates the factors contributing to the variances in Cash Cost, After By-product Credits, per Silver Ounce for the first quarter of 2022 compared to the first quarter of 2021:

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended March 31,
	2022	2021
Cash Cost, Before By-product Credits, per Silver Ounce	$21.82	$18.98
By-product credits	(22.72)	(19.65)
Cash Cost, After By-product Credits, per Silver Ounce	$(0.90)	$(0.67)

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended March 31,
	2022	2021
AISC, Before By-product Credits, per Silver Ounce	$24.62	$21.24
By-product credits	(22.72)	(19.65)
AISC, After By-product Credits, per Silver Ounce	$1.90	$1.59

The decrease in Cash Costs, After By-Product Credits, per Silver Ounce for the first quarter of 2022 compared to 2021 was primarily due to the higher by-product credits, partially offset by higher mining and milling costs. The net impact of these factors was outweighed by higher sustaining capital spending, resulting in the increase in AISC, After By-Product Credits, per Silver Ounce for the first quarter of 2022 compared to 2021.

Lucky Friday

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2022	2021
Sales	$38,040	$29,122
Cost of sales and other direct production costs	(21,232)	(16,458)
Depreciation, depletion and amortization	(8,032)	(6,336)
Total cost of sales	(29,264)	(22,794)
Gross profit (loss)	$8,776	$6,328
Tons of ore milled	77,725	81,071
Production:
Silver (ounces)	887,858	863,901
Lead (tons)	5,980	5,780
Zinc (tons)	2,452	2,753
Payable metal quantities sold:
Silver (ounces)	899,454	763,823
Lead (tons)	5,991	5,023
Zinc (tons)	1,855	1,930
Ore grades:
Silver ounces per ton	12.04	11.18
Lead percent	8.16	7.51
Zinc percent	3.61	3.70
Total production cost per ton	$247.17	$190.54
Cash Cost, After By-product Credits, per Silver Ounce (1)	$6.57	$7.62
AISC, After By-product Credits, per Silver Ounce (1)	$13.15	14.24
Capital additions	$9,652	$5,912

(1)

A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

The increase in gross profit in the first quarter of 2022 compared to the first quarter of 2021 was the result of higher sales volume and lead and zinc prices, partially offset by lower average silver prices.

Total production cost per ton increased by approximately 30% in the first quarter of 2022 compared to the first quarter of 2021 primarily due to higher costs for labor, equipment maintenance, contractors and consumables and lower mill throughput.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, per Silver Ounce for the first quarters of 2022 and 2021.

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended March 31,
	2022	2021
Cash Cost, Before By-product Credits, per Silver Ounce	$26.63	$24.43
By-product credits	(20.06)	(16.81)
Cash Cost, After By-product Credits, per Silver Ounce	$6.57	$7.62

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended March 31,
	2022	2021
AISC, Before By-product Credits, per Silver Ounce	$33.21	$31.05
By-product credits	(20.06)	(16.81)
AISC, After By-product Credits, per Silver Ounce	$13.15	$14.24

The decrease in Cash Cost and AISC, After By-product Credits, per Silver Ounce for the first quarter of 2022 compared to the first quarter of 2021 was due to higher silver production resulting from increased grades, higher by-product credits due to increased lead and zinc prices, and improved quality of concentrates.

Casa Berardi

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2022	2021
Sales	$62,101	$72,911
Cost of sales and other direct production costs	(46,322)	(36,975)
Depreciation, depletion and amortization	(15,846)	(22,952)
Total cost of sales	(62,168)	(59,927)
Gross profit (loss)	$(67)	$12,984
Tons of ore milled	386,150	368,403
Production:
Gold (ounces)	30,240	36,190
Silver (ounces)	7,068	10,675
Payable metal quantities sold:
Gold (ounces)	33,066	40,869
Silver (ounces)	9,054	8,715
Ore grades:
Gold ounces per ton	0.091	0.120
Silver ounces per ton	0.02	0.04
Total production cost per ton	$117.96	$99.67
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,516	$1,027
AISC, After By-product Credits, per Gold Ounce (1)	$1,810	$1,272
Capital additions	$7,808	$13,847

(1)

A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales(GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

Gross profit decreased by $13.1 million for the first quarter of 2022 compared to the first quarter of 2021 primarily due to lower gold production, due to lower ore grades, accompanied by higher mining costs for labor, contractors and consumables. The increase in mining costs is partially attributable to inflation and a higher portion of development costs for the new 160 zone open pit mine being included in expense, as production from the pit commenced in the fourth quarter of 2021.

Total capital additions decreased by $6.0 million in the first quarter of 2022 compared to the first quarter of 2021 primarily due to growth capital costs incurred in the 2021 period for development of the 160 zone open pit mine.

The chart below illustrates the factors contributing to Cash Cost, After By-product Credits, per Gold Ounce for the first quarter of 2022 compared to the first quarter of 2021:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three Months Ended March 31,
	2022	2021
Cash Cost, Before By-product Credits, per Gold Ounce	$1,521	$1,035
By-product credits	(5)	(8)
Cash Cost, After By-product Credits, per Gold Ounce	$1,516	$1,027

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Three Months Ended March 31,
	2022	2021
AISC, Before By-product Credits, per Gold Ounce	$1,815	$1,280
By-product credits	(5)	(8)
AISC, After By-product Credits, per Gold Ounce	$1,810	$1,272

The increase in Cash Cost and AISC, After By-product Credits, per Gold Ounce for the first quarter of 2022 compared to the first quarter of 2021 was primarily the result of lower gold production and higher mining costs. These factors along with higher exploration spending, partially offset by lower sustaining capital, resulted in the increase in AISC, After By-product Credits, per Gold Ounce.

Nevada Operations

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended March 31,
	2022	2021
Sales	$268	$10,237
Cost of sales and other direct production costs	—	(4,495)
Depreciation, depletion and amortization	—	(2,960)
Total cost of sales	—	(7,455)
Gross profit	$268	$2,782
Tons of ore milled	—	16,459
Production:
Gold (ounces)	—	2,548
Silver (ounces)	—	—
Payable metal quantities sold:
Gold (ounces)	65	5,823
Silver (ounces)	6,363	6,821
Ore grades:
Gold ounces per ton	—	0.185
Silver ounces per ton	—	—
Total production cost per ton	$—	$360.72
Cash Cost, After By-product Credits, per Gold Ounce (1)	$—	$1,416
AISC, After By-product Credits, per Gold Ounce (1)	$—	$1,461
Capital additions	$876	$89

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

The decrease in gross profit for the first quarter of 2022 compared to the first quarter of 2021 is a result of sales volume, with the final sale of 2021 production occurring in the first quarter of 2022. Development ceased at Fire Creek in the second quarter of 2019 when the decision was made to limit near-term production to areas of the mine where development was already completed. Mining of non-refractory ore at Fire Creek in areas where development had already been performed was completed in the fourth quarter of 2020. During 2021, production and revenue were generated from processing of the stockpiled non-refractory ore at the Midas mill and third-party processing of refractory ore in a roaster and autoclave facility, respectively. Fire Creek was placed on care-and-maintenance in the second quarter of 2021 after processing of the remaining non-refractory ore stockpile.

Exploration activities and pre-development activities related to the Hatter Graben area at Hollister are ongoing.  Care and maintenance costs are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of cost of sales and other direct production costs and depreciation, depletion and amortization, total production costs per ton and Cash Cost and AISC, After By-product Credits, per Gold Ounce.

See Item 1A. Risk Factors - Operation, Development, Exploration and Acquisition Risks in our 2021 Form 10-K for a discussion of certain risks relating to our recent and ongoing analysis of the carrying value of the Nevada assets.

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans, while providing a significant benefit to our employees, represent a liability to us. The liability recorded for the underfunded status of our plans was $5.9 million and $6.0 million as of March 31, 2022 and December 31, 2021, respectively. We do not expect to be required to contribute to our defined benefit pension plans in 2022, but we may choose to do so. While the economic variables which will determine future funding requirements are uncertain, we expect contributions to continue to be required in future years under current defined benefit pension plan provisions, and we periodically examine the plans for affordability and competitiveness. See Note 6 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for more information.

Income and Mining Taxes

During the first quarter of 2022, an income and mining tax provision of approximately $5.6 million resulted in an effective tax rate of 57.6% for that period. This compares to an income and mining tax provision of $4.7 million, or an effective tax rate of 18.1%, for the first quarter of 2021. The comparability of our income and mining tax (provision) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates including non-recognition of foreign exchange gains and losses; (v) percentage depletion; and (vi) the non-recognition of tax assets. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period. For the period ended March 31, 2022, we used the annual effective tax rate method to calculate the tax provision, a change from the discrete method used for the period ended March 31, 2021, due to reversal of valuation allowance in the fourth quarter of 2021.

Each reporting period we assess our deferred tax balances based on a review of long-range forecasts and quarterly activity. A valuation allowance is provided for deferred tax assets for which it is more likely than not the related tax benefits will not be realized. We analyze our deferred tax assets and, if it is determined that we will not realize all or a portion of our deferred tax assets, we will record or increase a valuation allowance. Conversely, if it is determined we will ultimately more likely than not be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact our ability to realize our deferred tax assets. Valuation allowances are provided on deferred tax assets in our Nevada, Mexico, and certain Canadian jurisdictions. For additional information, please see Item 1A - Risk Factors in our 2021 10-K.

Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of total cost of sales to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations and for the Company for the three-month periods ended March 31, 2022 and 2021.

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

Cash Cost, After By-product Credits, per Ounce is an important operating statistic that we utilize to measure each mine's operating performance. We use AISC, After By-product Credits, per Ounce as a measure of our mines' net cash flow after costs for exploration, pre-development, reclamation, and sustaining capital. This is similar to the Cash Cost, After By-product Credits, per Ounce non-GAAP measure we report, but also includes on-site exploration, reclamation, and sustaining capital costs. Current GAAP measures used in the mining industry, such as cost of goods sold, do not capture all the expenditures incurred to discover, develop and sustain silver and gold production. Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce also allow us to benchmark the performance of each of our mines versus those of our competitors. As a silver and gold mining company, we also use these statistics on an aggregate basis - aggregating the Greens Creek and Lucky Friday mines to compare our performance with that of other silver mining companies, and aggregating Casa Berardi and Nevada Operations for comparison with other gold mining companies. Similarly, these statistics are useful in identifying acquisition and investment opportunities as they provide a common tool for measuring the financial performance of other mines with varying geologic, metallurgical and operating characteristics.

Cash Cost, Before By-product Credits and AISC, Before By-product Credits include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining expense, on-site general and administrative costs and royalties. AISC, Before By-product Credits for each mine also includes on-site exploration, reclamation, and sustaining capital costs. AISC, Before By-product Credits for our consolidated silver properties also includes corporate costs for general and administrative expense, and sustaining exploration and capital costs. By-product credits include revenues earned from all metals other than the primary metal produced at each operation. As depicted in the tables below, by-product credits comprise an essential element of our silver operations' cost structure, distinguishing our silver operations due to the polymetallic nature of their orebodies.

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

In thousands (except per ounce amounts)	Three Months Ended March 31, 2022
	Greens Creek	Lucky Friday	Corporate(2)	Total Silver
Total cost of sales	$49,638	$29,264		$78,902
Depreciation, depletion and amortization	(11,420)	(8,032)		(19,452)
Treatment costs	9,096	3,677		12,773
Change in product inventory	6,538	(905)		5,633
Reclamation and other costs	(850)	(361)		(1,211)
Cash Cost, Before By-product Credits (1)	53,002	23,643		76,645
Reclamation and other costs	705	282		987
Exploration	165	—	716	881
Sustaining capital	5,956	5,562	48	11,566
General and administrative			8,294	8,294
AISC, Before By-product Credits (1)	59,828	29,487		98,373
By-product credits:
Zinc	(28,651)	(5,977)		(34,628)
Gold	(18,583)	—		(18,583)
Lead	(7,966)	(11,836)		(19,802)
Total By-product credits	(55,200)	(17,813)		(73,013)
Cash Cost, After By-product Credits	$(2,198)	$5,830		$3,632
AISC, After By-product Credits	$4,628	$11,674		$25,360
Divided by ounces produced	2,430	888		3,318
Cash Cost, Before By-product Credits, per Ounce	$21.82	$26.63		$23.10
By-product credits per ounce	(22.72)	(20.06)		(22.01)
Cash Cost, After By-product Credits, per Ounce	$(0.90)	$6.57		$1.09
AISC, Before By-product Credits, per Ounce	$24.62	$33.21		$29.65
By-product credits per ounce	(22.72)	(20.06)		(22.01)
AISC, After By-product Credits, per Ounce	$1.90	$13.15		$7.64

In thousands (except per ounce amounts)	Three Months Ended March 31, 2022
	Casa Berardi	Total Gold
Total cost of sales	$62,168	$62,168
Depreciation, depletion and amortization	(15,846)	(15,846)
Treatment costs	458	458
Change in product inventory	(563)	(563)
Reclamation and other costs	(210)	(210)
Cash Cost, Before By-product Credits (1)	46,007	46,007
Reclamation and other costs	210	210
Exploration	1,394	1,394
Sustaining capital	7,281	7,281
General and administrative		—
AISC, Before By-product Credits (1)	54,892	54,892
By-product credits:
Silver	(166)	(166)
Total By-product credits	(166)	(166)
Cash Cost, After By-product Credits	$45,841	$45,841
AISC, After By-product Credits	$54,726	$54,726
Divided by ounces produced	30	30
Cash Cost, Before By-product Credits, per Ounce	$1,521	$1,521
By-product credits per ounce	(5)	(5)
Cash Cost, After By-product Credits, per Ounce	$1,516	$1,516
AISC, Before By-product Credits, per Ounce	$1,815	$1,815
By-product credits per ounce	(5)	(5)
AISC, After By-product Credits, per Ounce	$1,810	$1,810

In thousands (except per ounce amounts)	Three Months Ended March 31, 2022
	Total Silver	Total Gold	Total
Total cost of sales	$78,902	$62,168	$141,070
Depreciation, depletion and amortization	(19,452)	(15,846)	(35,298)
Treatment costs	12,773	458	13,231
Change in product inventory	5,633	(563)	5,070
Reclamation and other costs	(1,211)	(210)	(1,421)
Cash Cost, Before By-product Credits (1)	76,645	46,007	122,652
Reclamation and other costs	987	210	1,197
Exploration	881	1,394	2,275
Sustaining capital	11,566	7,281	18,847
General and administrative	8,294	—	8,294
AISC, Before By-product Credits (1)	98,373	54,892	153,265
By-product credits:
Zinc	(34,628)	—	(34,628)
Gold	(18,583)	—	(18,583)
Lead	(19,802)	—	(19,802)
Silver		(166)	(166)
Total By-product credits	(73,013)	(166)	(73,179)
Cash Cost, After By-product Credits	$3,632	$45,841	$49,473
AISC, After By-product Credits	$25,360	$54,726	$80,086
Divided by ounces produced	3,318	30
Cash Cost, Before By-product Credits, per Ounce	$23.10	$1,521
By-product credits per ounce	(22.01)	(5)
Cash Cost, After By-product Credits, per Ounce	$1.09	$1,516
AISC, Before By-product Credits, per Ounce	$29.65	$1,815
By-product credits per ounce	(22.01)	(5)
AISC, After By-product Credits, per Ounce	$7.64	$1,810

In thousands (except per ounce amounts)	Three Months Ended March 31, 2021
	Greens Creek	Lucky Friday	Corporate and other(2)	Total Silver
Total cost of sales	$53,181	$22,794	$94	$76,069
Depreciation, depletion and amortization	(14,821)	(6,336)	—	(21,157)
Treatment costs	10,541	4,978	—	15,519
Change in product inventory	401	(93)	—	308
Reclamation and other costs	(261)	(233)	(94)	(588)
Cash Cost, Before By-product Credits (1)	49,041	21,110	—	70,151
Reclamation and other costs	848	264	—	1,112
Exploration	123	—	435	558
Sustaining capital	4,892	5,454	—	10,346
General and administrative			8,007	8,007
AISC, Before By-product Credits (1)	54,904	26,828	8,442	90,174
By-product credits:
Zinc	(22,767)	(4,753)	—	(27,520)
Gold	(20,996)	—	—	(20,996)
Lead	(7,020)	(9,775)	—	(16,795)
Total By-product credits	(50,783)	(14,528)	—	(65,311)
Cash Cost, After By-product Credits	$(1,742)	$6,582	$—	$4,840
AISC, After By-product Credits	$4,121	$12,300	$8,442	$24,863
Divided by ounces produced	2,585	864		3,449
Cash Cost, Before By-product Credits, per Ounce	$18.98	$24.43		$20.34
By-product credits per ounce	(19.65)	(16.81)		(18.94)
Cash Cost, After By-product Credits, per Ounce	$(0.67)	$7.62		$1.40
AISC, Before By-product Credits, per Ounce	$21.24	$31.05		$26.15
By-product credits per ounce	(19.65)	(16.81)		(18.94)
AISC, After By-product Credits, per Ounce	$1.59	$14.24		7.21

In thousands (except per ounce amounts)	Three Months Ended March 31, 2021
	Casa Berardi	Nevada Operations(3)	Total Gold
Total cost of sales	$59,927	$7,455	$67,382
Depreciation, depletion and amortization	(22,952)	(2,960)	(25,912)
Treatment costs	714	11	725
Change in product inventory	(47)	(1,084)	(1,131)
Reclamation and other costs	(208)	185	(23)
Cash Cost, Before By-product Credits (1)	37,434	3,607	41,041
Reclamation and other costs	208	27	235
Exploration	907	—	907
Sustaining capital	7,758	89	7,847
AISC, Before By-product Credits (1)	46,307	3,723	50,030
By-product credits:
Silver	(278)	—	(278)
Total By-product credits	(278)	—	(278)
Cash Cost, After By-product Credits	$37,156	$3,607	$40,763
AISC, After By-product Credits	$46,029	$3,723	$49,752
Divided by ounces produced	36	3	39
Cash Cost, Before By-product Credits, per Ounce	$1,035	$1,416	$1,059
By-product credits per ounce	(8)	—	(7)
Cash Cost, After By-product Credits, per Ounce	$1,027	$1,416	$1,052
AISC, Before By-product Credits, per Ounce	$1,280	$1,461	$1,291
By-product credits per ounce	(8)	—	(7)
AISC, After By-product Credits, per Ounce	$1,272	$1,461	$1,284

In thousands (except per ounce amounts)	Three Months Ended March 31, 2021
	Total Silver	Total Gold	Total
Total cost of sales	$76,069	$67,382	$143,451
Depreciation, depletion and amortization	(21,157)	(25,912)	(47,069)
Treatment costs	15,519	725	16,244
Change in product inventory	308	(1,131)	(823)
Reclamation and other costs	(588)	(23)	(611)
Cash Cost, Before By-product Credits (1)	70,151	41,041	111,192
Reclamation and other costs	1,112	235	1,347
Exploration	558	907	1,465
Sustaining capital	10,346	7,847	18,193
General and administrative	8,007	—	8,007
AISC, Before By-product Credits (1)	90,174	50,030	140,204
By-product credits:
Zinc	(27,520)	—	(27,520)
Gold	(20,996)	—	(20,996)
Lead	(16,795)	—	(16,795)
Silver	—	(278)	(278)
Total By-product credits	(65,311)	(278)	(65,589)
Cash Cost, After By-product Credits	$4,840	$40,763	$45,603
AISC, After By-product Credits	$24,863	$49,752	$74,615
Divided by ounces produced	3,449	39
Cash Cost, Before By-product Credits, per Ounce	$20.34	$1,059
By-product credits per ounce	(18.94)	(7)
Cash Cost, After By-product Credits, per Ounce	$1.40	$1,052
AISC, Before By-product Credits, per Ounce	$26.15	$1,291
By-product credits per ounce	(18.94)	(7)
AISC, After By-product Credits, per Ounce	$7.21	$1,284

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

(2)	AISC, Before By-product Credits for our consolidated silver properties includes corporate costs for general and administrative expense, exploration and sustaining capital.

(3)

Production was suspended at the Hollister mine in the third quarter of 2019 and at the Midas mine and Aurora mill in late 2019, and at the Midas mill and Fire Creek mine in mid-2021. Care and maintenance costs at Nevada Operations totaling $5.7 million and $3.6 million for the first quarters of 2022 and 2021, respectively, are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of total cost of sales, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

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

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities (GAAP)	$37,909	$37,936
Less: Additions to properties, plants, equipment and mineral interests (GAAP)	(21,478)	(21,413)
Free cash flow	$16,431	$16,523

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

At March 31, 2022, we had $212.0 million in cash and cash equivalents, of which $23.4 million was held in foreign subsidiaries' local currency that we anticipate utilizing for near-term operating, exploration or capital costs by those foreign subsidiaries. We also have USD cash and cash equivalent balances held by our foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from our U.S. operations are adequate to fund our U.S. operations and corporate activities.

As discussed in Overview above, we continue to address the COVID-19 outbreak and face uncertainty related to the potential additional impacts it could have on our operations. The impacts of COVID-19 and increasing or prolonged restrictions, if required, on our operations could require access to additional sources of liquidity, which may not be available to us.

Pursuant to our common stock dividend policy described in Note 12 of Notes to Consolidated Financial Statements in our 2021 10-K, our board of directors declared and paid dividends on common stock totaling $3.4 million in the first quarter of 2022 and $4.7 million in the first quarter of 2021. Our dividend policy has a silver-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend. For illustrative purposes only, the table below summarizes potential dividend amounts under our dividend policy.

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

Pursuant to our stock repurchase program described in Note 12 of Notes to Consolidated Financial Statements in our 2021 10-K, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time.  As of March 31, 2022 and December 31, 2021, 934,100 shares had been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program.  We have not repurchased any shares since June 2014. The closing price of our common stock at May 5, 2022, was $5.08 per share.

Pursuant to our at-the-market equity distribution agreement (“ATM”) described in Note 12 of Notes to Consolidated Financial Statements in our 2021 10-K, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including our share price and cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any shares issued under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. No shares have been sold under the agreement as of March 31, 2022.

We believe as a result of our cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability of our revolving credit facility, we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report. Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes, IQ Notes and revolving credit facility (if amounts are drawn); care-and-maintenance and other costs related to addressing the impact of COVID-19 on our operations; capital expenditures at our operations; potential acquisitions of other mining companies or properties; regulatory matters; litigation; potential repurchases of our common stock under the program described above; and payment of dividends on common stock, if declared by our board of directors. We currently estimate that a total of approximately $135 million will be spent in 2022 on capital expenditures, primarily for equipment, infrastructure, and development at our mines, including $21.5 million already incurred as of March 31, 2022. We also estimate that exploration and pre-development expenditures will total approximately $45 million in 2022, including $12.8 million already incurred as of March 31, 2022. Our expenditures for these items and our related plans for 2022 may change based upon our financial position, metals prices, and other considerations. Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility, and other factors. A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans. In our 2021 10-K, see Item 1A. Risk Factors - An extended decline in metals prices, an increase in operating or capital costs, mine accidents or closures, increasing regulatory obligations, or our inability to convert resources or exploration targets to reserves may cause us to record write-downs, which could negatively impact our results of operations and We have a substantial amount of debt that could impair our financial health and prevent us from fulfilling our obligations under our existing and future indebtedness.

We may defer some capital expenditures and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. We cannot assure you that such financing will be available to us.

Our liquid assets include (in millions):

	March 31, 2022	December 31, 2021
Cash and cash equivalents held in U.S. dollars	$188.6	$196.2
Cash and cash equivalents held in foreign currency	23.4	13.8
Total cash and cash equivalents	212.0	210.0
Marketable equity securities, current and non-current	29.2	14.4
Total cash, cash equivalents and investments	$241.2	$224.4

Cash and cash equivalents increased by $2.0 million in the first three months of 2022 as a result of operational performance. Cash held in foreign currencies represents balances in CAD and MXN, with a $9.6 million increase in the first quarter of 2022 resulting from an increase in CAD held. The value of marketable equity securities increased by $14.8 million due to acquisitions of $10.9 million and stock price appreciation during the quarter.

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash provided by operating activities (in millions)	$37.9	$37.9

Cash provided by operating activities in the first quarter of 2022 was substantially unchanged compared to the first quarter of 2021, with lower income adjusted for non-cash items offset by the impact of working capital changes.

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash used in investing activities (in millions)	$(29.2)	$(21.4)

During the first quarter of 2022 we invested $21.5 million in capital expenditures compared to $21.4 million in the first quarter of 2021, with higher capital spending at Greens Creek and Lucky Friday offset by lower spending at Casa Berardi. In the first quarter of 2022 we acquired investments in other mining companies for a total cost of $10.9 million and recognized $2.5 million in proceeds on the sale of investments, with no such activity in the first quarter of 2021.

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash used in financing activities (in millions)	$(7.2)	$(6.8)

We paid total cash dividends on our common and preferred stock of $3.5 million and $4.8 million in the first quarter of 2022 and 2021, respectively. We made repayments on our capital leases of $1.7 million and $1.9 million in the first quarter of 2022 and 2021, respectively.

Exchange rate fluctuations between the U.S. dollar and the Canadian dollar and Mexican peso resulted in a $0.5 million increase in cash and cash equivalents in the first quarter of 2022 compared to an increase of $0.2 million in the first quarter of 2021.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, IQ Notes, credit facility, outstanding purchase orders and certain capital expenditures and lease arrangements as of March 31, 2022 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase and contractual obligations (1)	$22,645	$—	$—	$—	$22,645
Commitment fees (2)	1,496	—	—	—	1,496
Finance lease commitments (3)	6,365	8,194	943	—	15,502
Operating lease commitments (4)	3,057	3,607	2,100	6,174	14,938
Senior Notes (5)	34,438	68,875	68,875	505,132	677,320
IQ Notes (6)	2,515	5,030	39,295	—	46,840
Total contractual cash obligations	$70,516	$85,706	$111,213	$511,306	$778,741

(1)

Consists of open purchase orders and contractual obligations of approximately $7.7 million at Greens Creek, $10.1 million at Lucky Friday, $0.2 million at Casa Berardi and $4.6 million at the Nevada Operations.

(2)

We have a $250 million revolving credit agreement which is currently undrawn. We had $17.3 million in letters of credit outstanding as of March 31, 2022. The amounts in the table above assume no additional amounts will be drawn in future periods, and include only the standby fee on the current undrawn balance. For more information on our credit facility, see Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)	Includes scheduled finance lease payments of $13.9 million and $1.6 million (including interest) for equipment at Greens Creek and Casa Berardi, respectively.

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

(5)

On February 19, 2020, we completed an offering of $475 million in aggregate principal amount of our Senior Notes due February 15, 2028. The Senior Notes bear interest at a rate of 7.25% per year, with interest payable on February 15 and August 15 of each year, commencing August 15, 2020. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

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

We record liabilities for estimated costs associated with mine closure, reclamation of land and other environmental matters.  At March 31, 2022, our liabilities for these matters totaled $114.2 million. Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Critical Accounting Estimates

There have been no significant changes to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K.

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

Unaudited Interim Condensed Consolidating Balance Sheets

	As of March 31, 2022
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$164,037	$29,638	$18,354	$—	$212,029
Other current assets	4,798	125,786	1,343	—	131,927
Properties, plants, equipment and mineral interests - net	1,913	2,288,710	8,235	—	2,298,858
Intercompany receivable (payable)	(222,013)	(219,670)	214,657	227,026	—
Investments in subsidiaries	1,566,919	—	—	(1,566,919)	—
Other non-current assets	360,176	32,607	(116,294)	(180,404)	96,085
Total assets	$1,875,830	$2,257,071	$126,295	$(1,520,297)	$2,738,899
Liabilities and Stockholders' Equity
Current liabilities	$(410,590)	$251,290	$1,714	$345,826	$188,240
Long-term debt	508,852	17,878	507	—	527,237
Non-current portion of accrued reclamation	—	99,899	3,713	—	103,612
Non-current deferred tax liability	2,937	437,077	—	(299,204)	140,810
Other non-current liabilities	46,088	3,661	708	—	50,457
Stockholders' equity	1,728,543	1,447,266	119,653	(1,566,919)	1,728,543
Total liabilities and stockholders' equity	$1,875,830	$2,257,071	$126,295	$(1,520,297)	$2,738,899

Unaudited Interim Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2022
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Sales	$(4,770)	$191,269	$—	$—	$186,499
Cost of sales	1,050	(106,822)	—	—	(105,772)
Depreciation, depletion and amortization	—	(35,298)	—	—	(35,298)
General and administrative	(4,393)	(3,764)	(137)	—	(8,294)
Exploration and pre-development	(146)	(10,646)	(2,016)	—	(12,808)
Fair value adjustments, net	256	1,939	3,770	—	5,965
Equity in earnings of subsidiaries	4,212	—	—	(4,212)	—
Other income (expense)	11,351	(21,886)	798	(10,771)	(20,508)
Income (loss) before income and mining taxes	7,560	14,792	2,415	(14,983)	9,784
Income and mining tax (provision) benefit	(3,407)	(13,006)	11	10,771	(5,631)
Net income (loss)	4,153	1,786	2,426	(4,212)	4,153
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common stockholders	4,015	1,786	2,426	(4,212)	4,015
Net income (loss)	4,153	1,786	2,426	(4,212)	4,153
Changes in comprehensive loss	(33,165)	—	—	—	(33,165)
Comprehensive (loss) income	$(29,012)	$1,786	$2,426	$(4,212)	$(29,012)

Unaudited Interim Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2022
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$1,891	$30,240	$18,489	$(12,711)	$37,909
Cash flows from investing activities:
Additions to properties, plants, equipment and mineral interests	—	(21,476)	(2)		(21,478)
Other investing activities, net	(4,213)	(2,173)	(5,591)	4,213	(7,764)
Cash flows from financing activities:
Dividends paid to stockholders	(3,509)	—	—		(3,509)
Payments on debt	—	(1,695)	—		(1,695)
Other financing activity	(5,240)	10,139	(15,372)	8,498	(1,975)
Effect of exchange rate changes on cash	—	509	10	—	519
Changes in cash, cash equivalents and restricted cash and cash equivalents	(11,071)	15,544	(2,466)	—	2,007
Beginning cash, cash equivalents and restricted cash and cash equivalents	175,108	15,135	20,820	—	211,063
Ending cash, cash equivalents and restricted cash and cash equivalents	$164,037	$30,679	$18,354	$—	$213,070

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our exposure to market risks and risk management activities includes forward-looking statements that involve risks and uncertainties, as well as summarizes the financial instruments held by us at March 31, 2022, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Item 1A. – Risk Factors of our 2021 Form 10-K).

Metals Prices

Changes in the market prices of silver, gold, lead and zinc can significantly affect our profitability and cash flow. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our 2021 Form 10-K ). We utilize financially-settled forward contracts to manage our exposure to changes in prices for silver, gold, zinc and lead.

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when all performance obligations have been completed and the transaction price can be determined or reasonably estimated. For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our 2021 Form 10-K).  At March 31, 2022, metals contained in concentrate sales and exposed to future price changes totaled 2.1 million ounces of silver, 5,476 ounces of gold, 10,798 tons of zinc, and 5,940 tons of lead.  If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $11.7 million.  As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

Commodity-Price Risk Management

See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2021 Form 10-K for a description of our commodity-price risk management program.

Foreign Currency Risk Management

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates between the USD and the CAD and MXN, respectively. We have determined the functional currency for our Canadian and Mexican operations is the USD. As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD and MXN to USD are recorded to earnings each period. For the three months ended March 31, 2022 and 2021, we recognized net foreign exchange loss of $2.0 million and $2.1 million, respectively. Foreign currency exchange rates are influenced by a number of factors beyond our control. A 10% change in the exchange rate between the USD and CAD from the rate at March 31, 2022 would have resulted in a change of approximately $10.1 million in our net foreign exchange gain or loss. A 10% change in the exchange rate between the USD and MXN from the rate at March 31, 2022 would have resulted in a change of approximately $0.1 million in our net foreign exchange gain or loss.

See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) and Note 11 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for a description of our foreign currency risk management.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of March 31, 2022, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

Part II - Other Information

Hecla Mining Company and Subsidiaries

Item 1.   Legal Proceedings

For information concerning certain legal proceedings, refer to Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited), which is incorporated by reference into this Item 1.

Item 1A.  Risk Factors

Item 1A - Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2021 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.

Item 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this Quarterly Report.

Item 6.    Exhibits

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q - March 31, 2022

Index to Exhibits

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

HECLA MINING COMPANY
(Registrant)

Date:	May 10, 2022	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	May 10, 2022	By:	/s/ Russell D. Lawlar
Russell D. Lawlar, Senior Vice President,
Chief Financial Officer