Form 10-Q
period 2022-06-30
HECLA MINING CO/DE/
filed 2022-08-05
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding August 1, 2022
Common stock, par value $0.25 per share	541,599,504

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2022

INDEX*

*Items 2, 3 and 5 of Part II are omitted as they are not applicable.

Part I - Financial Information

Item 1. Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Sales	$191,242	$217,983	$377,741	$428,835
Cost of sales and other direct production costs	115,907	110,320	221,679	207,029
Depreciation, depletion and amortization	38,072	45,732	73,370	92,474
Total cost of sales	153,979	156,052	295,049	299,503
Gross profit	37,263	61,931	82,692	129,332
Other operating expenses:
General and administrative	9,692	11,104	17,986	19,111
Exploration and pre-development	11,200	11,241	24,008	17,931
Care and maintenance costs	5,242	5,786	11,447	10,104
Provision for closed operations and environmental matters	1,472	1,024	2,373	4,733
Other operating expense	1,945	3,634	4,408	7,282
Total other operating expenses	29,551	32,789	60,222	59,161
Income from operations	7,712	29,142	22,470	70,171
Other income (expense):
Interest expense	(10,505)	(10,271)	(20,911)	(21,015)
Fair value adjustments, net	(16,428)	(18,063)	(10,463)	(19,938)
Net foreign exchange gain (loss)	4,482	(1,907)	2,444	(3,971)
Other income (expense)	1,470	(287)	2,975	(439)
Total other expense	(20,981)	(30,528)	(25,955)	(45,363)
(Loss) income before income and mining taxes	(13,269)	(1,386)	(3,485)	24,808
Income and mining tax (provision) benefit	(254)	4,134	(5,885)	(609)
Net (loss) income	(13,523)	2,748	(9,370)	24,199
Preferred stock dividends	(138)	(138)	(276)	(276)
(Loss) income applicable to common shareholders	$(13,661)	$2,610	$(9,646)	$23,923
Comprehensive income (loss):
Net (loss) income	$(13,523)	$2,748	$(9,370)	$24,199
Change in fair value of derivative contracts designated as hedge transactions	65,348	1,620	32,183	3,452
Comprehensive income	$51,825	$4,368	$22,813	$27,651
Basic (loss) income per common share after preferred dividends	$(0.03)	$0.01	$(0.02)	$0.04
Diluted (loss) income per common share after preferred dividends	$(0.03)	$0.01	$(0.02)	$0.04
Weighted average number of common shares outstanding - basic	539,401	535,531	538,943	534,819
Weighted average number of common shares outstanding - diluted	539,401	542,262	538,943	541,468
Cash dividends declared per common share	$0.00625	$0.01	$0.01225	$0.02

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2022	June 30, 2021
Operating activities:
Net (loss) income	$(9,370)	$24,199
Non-cash elements included in net (loss) income:
Depreciation, depletion and amortization	73,656	92,861
Write-down of inventory	754	6,431
Fair value adjustments, net	(14,185)	5,214
Provision for reclamation and closure costs	3,271	6,183
Stock compensation	2,525	3,302
Deferred income taxes	(1,290)	(7,745)
Foreign exchange loss	(3,442)	4,455
Other non-cash items, net	982	1,071
Change in assets and liabilities:
Accounts receivable	19,199	(9,432)
Inventories	(8,352)	5,719
Other current and non-current assets	(894)	4,125
Accounts payable and accrued liabilities	17,119	(6,489)
Accrued payroll and related benefits	278	(5,351)
Accrued taxes	(5,683)	(999)
Accrued reclamation and closure costs and other non-current liabilities	3,524	696
Cash provided by operating activities	78,092	124,240
Investing activities:
Additions to properties, plants, equipment and mineral interests	(55,807)	(53,311)
Proceeds from disposition of properties, plants and equipment	730	131
Purchases of investments	(21,899)	—
Proceeds from sale of investments	2,487	—
Net cash used in investing activities	(74,489)	(53,180)
Financing activities:
Acquisition of treasury shares	(3,677)	(4,525)
Dividends paid to common and preferred stockholders	(7,027)	(10,991)
Credit facility fees paid	(74)	(82)
Repayments of finance leases	(3,333)	(3,770)
Net cash used in financing activities	(14,111)	(19,368)
Effect of exchange rates on cash	(1,321)	(28)
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(11,829)	51,664
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	211,063	130,883
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$199,234	$182,547
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,749	$18,499
Cash paid for income and mining taxes	$11,888	$9,469
Significant non-cash investing and financing activities:
Addition of finance lease obligations and right-of-use assets	$5,051	$3,120
Accounts receivable for proceeds on exchange of investments	$—	$1,832

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$198,193	$210,010
Accounts receivable:
Trade	17,828	36,437
Other, net	7,696	8,149
Inventories:
Concentrates, doré, and stockpiled ore	30,167	25,906
Materials and supplies	45,200	41,859
Derivatives assets	9,923	2,709
Other current assets	13,389	16,557
Total current assets	322,396	341,627
Investments	23,931	10,844
Restricted cash	1,041	1,053
Properties, plants, equipment and mineral interests, net	2,295,962	2,310,810
Operating lease right-of-use assets	11,649	12,435
Deferred income taxes	45,562	45,562
Derivatives assets	12,897	2,503
Other non-current assets	3,665	3,974
Total assets	$2,717,103	$2,728,808
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$84,997	$68,100
Accrued payroll and related benefits	26,945	28,714
Accrued taxes	8,341	12,306
Finance and operating leases	8,580	8,098
Accrued interest	14,435	14,454
Derivatives liabilities	4,228	19,353
Other current liabilities	109	99
Accrued reclamation and closure costs	10,594	9,259
Total current liabilities	158,229	160,383
Finance and operating leases	18,154	17,726
Accrued reclamation and closure costs	103,747	103,972
Long-term debt	507,841	508,095
Deferred tax liability	143,213	149,706
Derivatives liabilities	522	18,528
Other non-current liabilities	2,515	9,611
Total liabilities	934,221	968,021
Commitments and contingencies (Notes 4, 7, 8, and 10)
STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, 25 cent par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, 25 cent par value, 750,000,000 authorized shares; issued June 30, 2022 — 548,037,253 shares and December 31, 2021 — 545,534,760 shares	137,241	136,391
Capital surplus	2,043,621	2,034,485
Accumulated deficit	(370,048)	(353,651)
Accumulated other comprehensive income (loss)	3,727	(28,456)
Less treasury stock, at cost; June 30, 2022 — 8,132,553 shares and December 31, 2021 — 7,395,295 shares issued and held in treasury	(31,698)	(28,021)
Total stockholders’ equity	1,782,882	1,760,787
Total liabilities and stockholders’ equity	$2,717,103	$2,728,808

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars are in thousands, except for share and per share amounts)

	Three Months Ended June 30, 2022
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, April 1, 2022	$39	$136,657	$2,036,417	$(353,007)	$(61,621)	$(29,942)	$1,728,543
Net loss	—	—	—	(13,523)	—	—	(13,523)
Restricted stock units granted	—	—	837	—	—	—	837
Restricted stock units distributed (901,215 shares)	—	225	(225)	—	—	(1,756)	(1,756)
Common stock dividends declared (0.0625 cents per common share)	—	—	—	(3,380)	—	—	(3,380)
Series B Preferred Stock dividends declared (87.5 cents per share)	—	—	—	(138)	—	—	(138)
Common stock issued for 401(k) match (143,200 shares)	—	36	928	—	—	—	964
Common stock issued to directors (98,310 shares)	—	25	392	—	—	—	417
Common stock issued to pension plans (1,190,000 shares)	—	298	5,272	—	—	—	5,570
Other comprehensive income	—	—	—	—	65,348	—	65,348
Balances, June 30, 2022	$39	$137,241	$2,043,621	$(370,048)	$3,727	$(31,698)	$1,782,882

	Three Months Ended June 30, 2021
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, April 1, 2021	$39	$135,546	$2,021,072	$(351,449)	$(31,057)	$(23,496)	$1,750,655
Net income	—	—	—	2,748	—	—	2,748
Restricted stock units granted	—	—	959	—	—	—	959
Restricted stock units distributed (1,653,000 shares)	—	413	(413)	—	—	(4,525)	(4,525)
Common stock dividends declared (1.125 cents per common share)	—	—	—	(6,027)	—	—	(6,027)
Series B Preferred Stock dividends declared (87.5 cents per share)	—	—	—	(138)	—	—	(138)
Common stock issued for 401(k) match (217,000 shares)	—	54	1,235	—	—	—	1,289
Common stock issued to pension plans (3,500,000 shares)	—	—	—	—	—	—	—
Common stock issued to directors (207,000 shares)	—	52	1,792	—	—	—	1,844
Other comprehensive income	—	—	—	—	1,620	—	1,620
Balances, June 30, 2021	$39	$136,065	$2,024,645	$(354,866)	$(29,437)	$(28,021)	$1,748,425

	Six Months Ended June 30, 2022
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, January 1, 2022	$39	$136,391	$2,034,485	$(353,651)	$(28,456)	$(28,021)	$1,760,787
Net loss	—	—	—	(9,370)	—	—	(9,370)
Restricted stock units granted	—	—	2,108	—	—	—	2,108
Restricted stock units and performance stock units distributed (1,789,042 shares)	—	447	(447)	—	—	(3,677)	(3,677)
Common stock dividends declared (1.25 cents per common share)	—	—	—	(6,751)	—	—	(6,751)
Series B Preferred Stock dividends declared ($1.75 per share)	—	—	—	(276)	—	—	(276)
Common stock issued for 401(k) match (321,110 shares)	—	80	1,811	—	—	—	1,891
Common stock issued to pension plans (1,190,000 shares)	—	298	5,272	—	—	—	5,570
Common stock issued to directors (98,310 shares)	—	25	392	—	—	—	417
Other comprehensive loss	—	—	—	—	32,183	—	32,183
Balances, June 30, 2022	$39	$137,241	$2,043,621	$(370,048)	$3,727	$(31,698)	$1,782,882

	Six Months Ended June 30, 2021
	Series B Preferred Stock	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total
Balances, January 1, 2021	$39	$134,629	$2,003,576	$(368,074)	$(32,889)	$(23,496)	$1,713,785
Net income	—	—	—	24,199	—	—	24,199
Restricted stock units granted	—	—	1,459	—	—	—	1,459
Restricted stock units distributed (1,653,000 shares)	—	413	(413)	—	—	(4,525)	(4,525)
Common stock dividends declared (2 cents per common share)	—	—	—	(10,715)	—	—	(10,715)
Series B Preferred Stock dividends declared ($1.75 per share)	—	—	—	(276)	—	—	(276)
Common stock issued for 401(k) match (382,000 shares)	—	96	2,306	—	—	—	2,402
Common stock issued to pension plans (3,500,000 shares)	—	875	15,925	—	—	—	16,800
Common stock issued to directors (207,000 shares)	—	52	1,792	—	—	—	1,844
Other comprehensive loss	—	—	—	—	3,452	—	3,452
Balances, June 30, 2021	$39	$136,065	$2,024,645	$(354,866)	$(29,437)	$(28,021)	$1,748,425

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

Note 1.    Basis of Preparation of Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of Hecla Mining Company and its subsidiaries (collectively, “Hecla,” “the Company,” “we,” “our,” or “us,” except where the context requires otherwise) have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required annually by generally accepted accounting principles in the United States (“GAAP”). Therefore, this information should be read in conjunction with Hecla Mining Company’s consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). The consolidated December 31, 2021 balance sheet data was derived from our audited consolidated financial statements. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three- and six-month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The 2019 novel strain of coronavirus (“COVID-19”) was characterized as a global pandemic by the World Health Organization on March 11, 2020. We continue to take precautionary measures to mitigate the impact of COVID-19, including implementing operational plans and practices. As long as they are required, the operational practices implemented could continue to have an adverse impact on our operating results due to deferred production and revenues or additional costs. We incurred $0.1 million and $0.4 million in COVID-19 mitigation costs during the three and six months ended June 30, 2022 compared to $1.4 million and $3.0 million during the three and six months ended June 30, 2021, respectively. We continue to monitor the rapidly evolving situation and guidance from federal, state, local and foreign governments and public health authorities and may take additional actions based on their recommendations. The extent of the impact of COVID-19 on our business and financial results will also depend on future developments, including the duration and spread of the outbreak and the success of the current vaccination programs and the related impact on prices, demand, creditworthiness and other market conditions and governmental reactions, all of which are highly uncertain.

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

The following tables present information about our reportable segments for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales to unaffiliated customers:
Greens Creek	$92,723	$113,763	$178,813	$212,172
Lucky Friday	35,880	39,645	73,920	68,767
Casa Berardi	62,639	56,122	124,740	129,033
Nevada Operations	—	8,450	268	18,687
Other	—	3	—	176
	$191,242	$217,983	$377,741	$428,835
Income (loss) from operations:
Greens Creek	$27,803	$56,433	$62,389	$101,033
Lucky Friday	5,528	11,737	14,299	18,060
Casa Berardi	(572)	(529)	(3,271)	11,177
Nevada Operations	(9,728)	(20,341)	(21,963)	(23,481)
Other	(15,319)	(18,158)	(28,984)	(36,618)
	$7,712	$29,142	$22,470	$70,171

The following table presents identifiable assets by reportable segment as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Identifiable assets:
Greens Creek	$580,692	$589,944
Lucky Friday	524,734	516,545
Casa Berardi	699,134	701,868
Nevada Operations	468,901	468,985
Other	443,642	451,466
	$2,717,103	$2,728,808

Sales by metal for the three- and six-month periods ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Silver	$70,050	$92,765	$136,382	$170,525
Gold	82,018	86,078	159,186	187,487
Lead	21,314	22,223	40,878	38,116
Zinc	31,176	30,037	66,814	59,228
Less: Smelter and refining charges	(13,316)	(13,120)	(25,519)	(26,521)
	$191,242	$217,983	$377,741	$428,835

Sales included net gains of $11.3 million and $6.6 million for the second quarter and first half of 2022, respectively, on financially-settled forward contracts for silver, gold, lead and zinc contained in our sales. Sales included net losses of $3.3 million and $0.5 million for the second quarter and first half of 2021, respectively, on such contracts. See Note 8 for more information.

Note 3.   Income and Mining Taxes

Major components of our income and mining tax benefit (provision) for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Current:
Domestic	$(446)	$(3,036)	$(2,549)	$(5,313)
Foreign	(1,346)	(826)	(3,087)	(3,112)
Total current income and mining tax provision	(1,792)	(3,862)	(5,636)	(8,425)

Deferred:
Domestic	(2,150)	4,117	(7,241)	4,436
Foreign	3,688	3,879	6,992	3,380
Total deferred income and mining tax benefit	1,538	7,996	(249)	7,816
Total income and mining tax benefit (provision)	$(254)	$4,134	$(5,885)	$(609)

The income and mining tax benefit (provision) for the three and six months ended June 30, 2022 and 2021 varies from the amounts that would have resulted from applying the statutory tax rates to pre-tax income due primarily to the impact of taxation in foreign jurisdictions and non-recognition of net operating losses and foreign exchange gains and losses in certain jurisdictions.

For the three-month and six-month periods ended June 30, 2022, we used the annual effective tax rate method to calculate the tax provision, a change from the discrete method used for the three- and six-month periods ended June 30, 2021, due to reversal of valuation allowance in the fourth quarter of 2021. Valuation allowances on Nevada, Mexico and certain Canadian net operating losses were treated as discrete adjustments to the annual effective tax rate method calculation, partially causing the increase in the income tax rate for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021.

Note 4.   Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees.  Net periodic pension cost for the plans consisted of the following for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$1,566	$1,455	$3,131	$2,910
Interest cost	1,369	1,248	2,738	2,496
Expected return on plan assets	(3,363)	(2,313)	(6,726)	(4,626)
Amortization of prior service cost	128	99	256	198
Amortization of net loss	512	1,125	1,024	2,250
Net periodic pension cost	$212	$1,614	$423	$3,228

For the three- and six-month periods ended June 30, 2022 and 2021, the service cost component of net periodic pension cost is included in the same line items of our condensed consolidated financial statements as other employee compensation costs. The net expense related to all other components of net periodic pension cost of $1.4 million and $2.7 million, respectively, for the three- and six-month periods ended June 30, 2022, and $0.2 million and $0.3 million for the three- and six-month periods ended June 30, 2021, respectively, is included in other (expense) income on our condensed consolidated statements of operations and comprehensive income (loss).

During May 2022, we contributed $5.6 million in shares of our common stock to two of our defined benefit plans. In January 2021, we contributed $16.8 million in shares of our common stock to our supplemental executive retirement plan. We do not expect to be required to make additional contributions to our defined benefit pension plans in 2022, but may elect to do so.

Note 5.    (Loss) Income Per Common Share

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

The following table represents net (loss) income per common share – basic and diluted (in thousands, except income (loss) per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net (loss) income	$(13,523)	$2,748	$(9,370)	$24,199
Preferred stock dividends	(138)	(138)	(276)	(276)
Net (loss) income applicable to common shares	$(13,661)	$2,610	$(9,646)	$23,923

Denominator
Basic weighted average common shares	539,401	535,531	538,943	534,819
Dilutive restricted stock units, warrants and deferred shares	—	6,731	—	6,649
Diluted weighted average common shares	539,401	542,262	538,943	541,468

Basic (loss) income per common share	$(0.03)	$0.01	$(0.02)	$0.04
Diluted (loss) income per common share	$(0.03)	$0.01	$(0.02)	$0.04

For the three and six months ended June 30, 2022, all outstanding restricted stock units, warrants and deferred shares were excluded from the computation of diluted loss per share, as our reported net losses for those periods would cause their conversion and exercise to have no effect on the calculation of loss per share. For the three months ended June 30, 2021, the calculation of diluted income per common share included (i) 2,960,950 restricted stock units, (ii) 1,635,675 warrants to purchase one share of common stock and (iii) 2,134,009 deferred shares of common stock that were dilutive. For the six months ended June 30, 2021, the calculation of diluted income per common share included (i) 2,923,515 restricted stock units, (ii) 1,591,935 warrants to purchase one share of common stock and (iii) 2,134,009 deferred shares that were dilutive.

Note 6.    Stockholders’ Equity

Stock-based Compensation Plans

The Company has stock incentive plans for executives, directors and eligible employees. Stock awards include performance shares, restricted stock and stock options. Stock-based compensation expense for restricted stock unit and performance-based grants (collectively "incentive compensation") to employees and shares issued to non-employee directors totaled $1.3 million and $2.5 million for the three and six months ended June 30, 2022, respectively, and $2.8 million and $3.3 million for the three and six months ended June 30, 2021, respectively. At June 30, 2022, there was $9.1 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 2.4 years.

The following table summarizes the grants awarded during the six months ended June 30, 2022:

Grant date	Award type	Number granted	Grant date fair value
June 21, 2022	Restricted stock	1,103,801	$4.43
June 21, 2022	Performance based	322,799	$3.78
June 28, 2022	Directors retainer	98,310	$4.24

In connection with the vesting of incentive compensation, employees have in the past, at their election and when permitted by us, chosen to satisfy their minimum tax withholding obligations through net share settlement, pursuant to which the Company withholds the number of shares necessary to satisfy such withholding obligations and pays the obligations in cash.  As a result, in the first six months of 2022 we withheld 737,258 shares valued at approximately $3.7 million, or approximately $4.99 per share. In the first six months of 2021 we withheld 574,251 shares valued at approximately $4.5 million, or approximately $7.88 per share.

Common Stock Dividends

On May 5, 2022, our Board of Directors declared a quarterly cash dividend of $0.00625 per share of common stock, consisting of $0.00375 per share for the minimum dividend component of our common stock dividend policy and $0.0025 per share for the silver-linked dividend component of the policy, for a total dividend of $3.4 million paid in June 2022. The realized silver price of $24.68 in the first quarter of 2022 satisfied the criterion for the silver-linked dividend component of our common stock dividend policy.

Note 7.    Debt, Credit Facility and Leases

Our debt as of June 30, 2022 and December 31, 2021 consisted of our 7.25% Senior Notes due February 15, 2028 (“Senior Notes”) and our Series 2020-A Senior Notes due July 9, 2025 (the “IQ Notes”). The following tables summarize our long-term debt balances, excluding interest, as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Senior Notes	IQ Notes	Total
Principal	$475,000	$37,433	$512,433
Unamortized discount/premium and issuance costs	(5,096)	504	(4,592)
Long-term debt balance	$469,904	$37,937	$507,841

	December 31, 2021
	Senior Notes	IQ Notes	Total
Principal	$475,000	$38,051	$513,051
Unamortized discount/premium and issuance costs	(5,552)	596	(4,956)
Long-term debt balance	$469,448	$38,647	$508,095

The following table summarizes the scheduled annual future payments, including interest, for our Senior Notes, IQ Notes, and finance and operating leases as of June 30, 2022 (in thousands). The amounts for the IQ Notes are stated in U.S. dollars (“USD”) based on the USD/Canadian dollar (“CAD”) exchange rate as of June 30, 2022.

Twelve-month period ending June 30,	Senior Notes	IQ Notes	Finance Leases	Operating Leases
2023	$34,438	$2,441	$6,424	$3,011
2024	34,438	2,441	5,220	2,041
2025	34,438	2,441	3,070	1,072
2026	34,438	37,528	1,213	1,059
2027	34,438	—	—	1,010
Thereafter	496,521	—	—	6,043
Total	$668,711	$44,851	$15,927	$14,236

Credit Facility

In July 2018, we entered into a $250 million senior secured revolving credit facility which has a term ending on February 7, 2023. As of June 30, 2022 and December 31, 2021, no amounts were outstanding under the facility.

We are also able to obtain letters of credit under the facility, and for any such letters we are required to pay a participation fee of between 2.25% and 4.00% of the amount of the letters of credit based on our total leverage ratio, as well as a fronting fee to each issuing bank of 0.20% annually on the average daily dollar amount of any outstanding letters of credit. There were $14.9 million in letters of credit outstanding as of June 30, 2022. Letters of credit that are outstanding reduce availability under the revolving credit facility. See Note 12 regarding the termination of this Credit Facility and entry into a new facility.

We believe we were in compliance with all covenants under the credit agreement as of June 30, 2022.

Note 8.    Derivative Instruments

General

Our current risk management policy provides that up to 75% of five years foreign currency, lead and zinc metals price and silver and gold price exposure may be covered under a derivatives program with certain other limitations. The silver and gold price program can only establish a floor (puts). We are currently do not have a silver and gold program. Our program also utilizes derivatives to manage price risk exposure created from when revenue is recognized from a shipment of concentrate until final settlement.

These instruments expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price exceeds the spot price of the hedged commodity or foreign currency and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production and/or forecasted costs covered under contract positions.

Foreign Currency

Our wholly-owned subsidiary owning the Casa Berardi operation is a USD-functional entity which routinely incurs expenses denominated in CAD.  Such expenses expose us to exchange rate fluctuations between the USD and CAD.  We have a program to manage our exposure to fluctuations in the exchange rate between the USD and CAD for this subsidiary's future operating costs denominated in CAD.  The program utilizes forward contracts to buy CAD, and each contract is designated as a cash flow hedge.  As of June 30, 2022, we have 161 forward contracts outstanding to buy a total of CAD$321.8 million having a notional amount of USD$247.9 million.  The CAD contracts are related to forecasted cash operating costs at Casa Berardi to be incurred from 2021 through 2024 and have CAD-to-USD exchange rates ranging between 1.2702 and 1.3333.

As of June 30, 2022 and December 31, 2021, we recorded the following balances for the fair value of the contracts (in millions):

	June 30,	December 31,
	2022	2021
Balance sheet line item:
Current derivatives assets	$1.1	$2.7
Non-current derivatives assets	1.3	2.5
Current derivative liabilities	0.3	—
Non-current derivative liabilities	0.2	—

Net unrealized gains of approximately $2.0 million related to the effective portion of the hedges were included in accumulated other comprehensive income (loss) as of June 30, 2022.  Unrealized gains and losses will be transferred from accumulated other comprehensive income (loss) to current earnings as the underlying operating expenses are recognized.  We estimate approximately 0.8 million in net unrealized gains included in accumulated other comprehensive income (loss) as of June 30, 2022, will be reclassified to current earnings in the next twelve months.  Net realized gains of approximately $0.8 million and $1.8 million on contracts related to underlying expenses which have been recognized were transferred from accumulated other comprehensive income (loss) and included in cost of sales and other direct production costs for the three and six months ended June 30, 2022, respectively.  No net unrealized gains or losses related to ineffectiveness of the hedges were included in current earnings for the six months ended June 30, 2022. Net gains of approximately $0.3 million and $0.7 million for the three and six months ended June 30, 2022, related to contracts not designated as hedges were included in fair value adjustments, net on our consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2022.

Metals Prices

We are currently using financially-settled forward contracts to manage the exposure to:

•	changes in prices of silver, gold, zinc and lead contained in our concentrate shipments between the time of shipment and final settlement; and
•	changes in prices of zinc and lead (but not silver and gold) contained in our forecasted future concentrate shipments.

The following tables summarize the quantities of metals committed under forward sales contracts at June 30, 2022 and December 31, 2021:

June 30, 2022	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2022 settlements	1,729	3	6,504	3,638	$22.19	$1,836	$1.58	$0.90
Contracts on forecasted sales
2022 settlements	—	—	38,030	34,778	N/A	N/A	$1.31	$0.98
2023 settlements	—	—	78,264	75,618	N/A	N/A	$1.30	$1.00
2024 settlements	—	—	78,760	31,526	N/A	N/A	$1.34	$1.01
2025 settlements	—	—	1,157	—	N/A	N/A	$1.37	N/A

December 31, 2021	Ounces/pounds under contract (in 000's)				Average price per ounce/pound
	Silver	Gold	Zinc	Lead	Silver	Gold	Zinc	Lead
	(ounces)	(ounces)	(pounds)	(pounds)	(ounces)	(ounces)	(pounds)	(pounds)
Contracts on provisional sales
2022 settlements	1,814	6	13,371	4,575	$23.02	$1,812	$1.39	$0.96
Contracts on forecasted sales
2022 settlements	—	—	57,706	59,194	N/A	N/A	$1.28	$0.98
2023 settlements	—	—	76,280	71,650	N/A	N/A	$1.29	$1.00

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

We recorded the following balances for the fair value of the forward contracts as of June 30, 2022 and forward and put option contracts as of December 31, 2021 (in millions):

	June 30, 2022			December 31, 2021
	Contracts in an asset position	Contracts in a liability position	Net asset (liability)	Contracts in an asset position	Contracts in a liability position	Net asset (liability)
Balance sheet line item:
Current derivatives assets	$8.8	$—	$8.8	$—	$—	$—
Non-current derivative assets	$11.6	$—	11.6	$—	$—	$—
Current derivatives liabilities	—	(3.9)	(3.9)	0.7	(20.1)	(19.4)
Non-current derivatives liabilities	—	(0.4)	(0.4)	0.4	(18.9)	(18.5)

Net unrealized gains of approximately $15.6 million related to the effective portion of the contracts designated as hedges were included in accumulated other comprehensive income (loss) as of June 30, 2022. Unrealized gains and losses will be transferred from accumulated other comprehensive income (loss) to current earnings as the underlying sales are recognized. We estimate approximately $6.0 million in net unrealized gains included in accumulated other comprehensive income (loss) as of June 30, 2022 would be reclassified to current earnings in the next twelve months. We recognized a net gain of $11.3 million, including a $4.2 million loss transferred from accumulated other comprehensive income (loss), during the three months ended June 30, 2022. For the six months ended June 30, 2022, we recognized a net gain of $6.6 million, including a $3.8 million loss transferred from accumulated other comprehensive income (loss). These losses were recognized on the contracts utilized to manage exposure to prices of metals in our concentrate shipments, which is included in sales.  The net losses and gains recognized on the contracts offset gains and losses related to price adjustments on our provisional concentrate sales due to changes to silver, gold, lead and zinc prices between the time of sale and final settlement.

We recognized net losses of  $17.3 million and $16.8 million during the second quarter and first half of  2021, respectively, on the contracts utilized to manage exposure to prices for forecasted future sales, which were not designated as hedges. The net losses on these contracts are included as a separate line item under other income (expense), as they relate to forecasted future sales, as opposed to sales that have already taken place but are subject to final pricing as discussed in the preceding paragraph.

Credit-risk-related Contingent Features

Certain of our derivative contracts contain cross default provisions which provide that a default under our revolving credit agreement would cause a default under the derivative contract. As of June 30, 2022, we have not posted any collateral related to these contracts. The fair value of derivatives in a net liability position related to these agreements was $12.2 million as of June 30, 2022, which includes accrued interest but excludes any adjustment for nonperformance risk. If we were in breach of any of these provisions at June 30, 2022, we could have been required to settle our obligations under the agreements at their termination value of $12.2 million.

Note 9.    Fair Value Measurement

Fair value adjustments, net is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Loss) gain on derivative contracts	$(689)	$(17,313)	$(893)	$(16,840)
Unrealized gain (loss) on investments in equity securities	(15,739)	(750)	(9,639)	(4,256)
Gain on disposition or exchange of investments	—	—	69	1,158
Total fair value adjustments, net	$(16,428)	$(18,063)	$(10,463)	$(19,938)

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

Description	Balance at June 30, 2022	Balance at December 31, 2021	Input Hierarchy Level
Assets:
Cash and cash equivalents:
Money market funds and other bank deposits	$198,193	$210,010	Level 1
Current and non-current investments
Equity securities	23,931	14,470	Level 1
Trade accounts receivable:
Receivables from provisional concentrate sales	17,828	36,437	Level 2
Restricted cash balances:
Certificates of deposit and other deposits	1,041	1,053	Level 1
Derivative contracts - current and non-current derivatives assets:
Foreign exchange contracts	2,414	5,207	Level 2
Metal forward and put option contracts	20,406	—	Level 2
Total assets	$263,813	$267,177

Liabilities:
Derivative contracts - current derivatives liabilities and other non-current liabilities:
Foreign exchange contracts	$529	$8	Level 2
Metal forward and put option contracts	4,221	37,873	Level 2
Total liabilities	$4,750	$37,881

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

At June 30, 2022, our Senior Notes and IQ Notes were recorded at their carrying value of $469.9 million and $37.9 million, respectively, net of unamortized initial purchaser discount/premium and issuance costs. The estimated fair values of our Senior Notes and IQ Notes were $453.3 million and $35.8 million, respectively, at June 30, 2022. Quoted market prices, which we consider to be Level 1 inputs, are utilized to estimate fair values of the Senior Notes. Unobservable inputs which we consider to be Level 3, including an assumed current annual yield of 8.2%, are utilized to estimate the fair value of the IQ Notes. See Note 7 for more information.

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

Johnny M Mine Area near San Mateo, McKinley County and San Mateo Creek Basin, New Mexico

In August 2012, Hecla Limited and the EPA entered into a Settlement Agreement and Administrative Order on Consent for Removal Action (“Consent Order”) regarding the Johnny M Mine Area near San Mateo, McKinley County, New Mexico. Mining at the Johnny M Mine was conducted for a limited period of time by a predecessor of Hecla Limited, and the EPA had previously asserted that Hecla Limited may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for environmental remediation and past costs incurred by the EPA at the site. Under the Consent Order, Hecla Limited agreed to pay (i) $1.1 million to the EPA for its past response costs at the site and (ii) any future response costs at the site under the Consent Order, in exchange for a covenant not to sue by the EPA. In December 2014, Hecla Limited submitted to the EPA the Engineering Evaluation and Cost Analysis (“EE/CA”) for the site which recommended on-site disposal of mine-related material. In January 2021, the parties began negotiating a new consent order to design and implement the on-site disposal response action recommended in the EE/CA. Based on the foregoing, we believe it is probable that Hecla Limited will incur a liability for the CERCLA removal action and we increased our accrual by $2.9 million to $9.0 million in the first quarter of 2021, primarily representing estimated costs to begin design and implementation of the remedy. It is possible that Hecla Limited’s liability will be more than $9.0 million, and any increase in liability could have a material adverse effect on Hecla Limited’s or our results of operations or financial position.

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

Greens Creek and Lucky Friday Environmental Issues

On June 30, 2022, our Greens Creek mine received a Notice of Violation ( “NOV”) from the EPA alleging that the mine treated, stored, and disposed of certain hazardous waste without a permit in violation of the Resource Conservation and Recovery Act (“RCRA”), relating to the alleged presence of lead outside the concentrate storage building and the alleged improper reuse/recycling of certain materials produced from the on-site laboratories. The NOV contained two other less significant alleged violations. We disagree with several of EPA’s allegations on a factual and legal basis.

Currently, the EPA has not initiated any formal enforcement proceeding against our Greens Creek subsidiary. In civil judicial cases, EPA can seek statutory penalties up to $81,540 per day per violation and, in administrative settlements, EPA can seek administrative penalties up to $47,423 per day per violation plus the economic benefit of noncompliance. EPA typically pursues administrative penalties and assesses lower penalties on a per day basis. At this time, we cannot reasonably assess the amount of penalties EPA may seek, or predict the terms of any potential settlement with the EPA.

On July 12, 2022, our Lucky Friday mine received a NOV from the EPA alleging violations of the Clean Water Act (“CWA”) between 2018 and 2021 relating primarily to concentration levels of zinc and lead in the mine’s permitted water discharges.  Currently, the EPA has not initiated any formal enforcement proceeding against our Lucky Friday subsidiary.  In civil judicial cases, EPA can seek statutory penalties up to $59,973 per day per violation and, in administrative actions, EPA can seek administrative penalties up to $23,989 per day per violation with a maximum administrative penalty of $299,989 for all alleged violations.  EPA typically pursues administrative penalties.  At this time, we cannot reasonably assess the amount of penalties EPA may seek, or predict the terms of any potential settlement with the EPA.

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

Debt

See Note 7 for information on the commitments related to our debt arrangements as of June 30, 2022.

Other Commitments

Our contractual obligations as of June 30, 2022 included open purchase orders and commitments of approximately $8.1 million, $19.1 million, $1.3 million and $3.4 million for various capital and non-capital items at Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations, respectively. We also have total commitments of approximately $15.9 million relating to scheduled payments on finance leases, including interest, primarily for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units, and total commitments of approximately $14.2 million relating to payments on operating leases (see Note 7 for more information). As part of our ongoing business and operations, we are required to provide surety bonds, bank letters of credit, and restricted deposits for various purposes, including financial support for environmental reclamation obligations and workers compensation programs. As of June 30, 2022, we had surety bonds totaling $181.8 million and letters of credit totaling $14.9 million in place as financial support for future reclamation and closure costs, self-insurance, and employee benefit plans. The obligations associated with these instruments are generally related to performance requirements that we address through ongoing operations. As the requirements are met, the beneficiary of the associated instruments cancels or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure of the sites. We believe we are in compliance with all applicable bonding requirements and will be able to satisfy future bonding requirements as they arise.

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

Note 11.    Developments in Accounting Pronouncements

Accounting Standards Updates Adopted

In August 2020, the Financial Accounting Standards Board (“FASB") issued ASU No. 2020-06 Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles to certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and with early adoption permitted. We adopted the update as of January 1, 2022, which did not have a material impact on our consolidated financial statements or disclosures.

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

Note 12.    Subsequent Events

On July 5, 2022, we and Alexco Resource Corp. ("Alexco") a Canadian publicly traded company, announced a definitive agreement for one of our subsidiaries to acquire all of the outstanding common shares of Alexco that Hecla does not already own. Each outstanding common share of Alexco will be exchanged for 0.116 of a share of our common stock implying consideration of US$0.47 per Alexco common share. In addition, we will (i) provide interim financing to provide working capital and support the continued advancement of the development and exploration at Alexco's, Keno Hill mine, of which $20 million was advanced on July 19, 2022 and (ii) subscribe for additional common shares bringing Hecla's ownership stake to 9.9%, which also closed on July 19, 2022.

The Company has also entered into an agreement with Wheaton Precious Metals Corporation to terminate its silver streaming interest at Alexco’s Keno Hill property in exchange for US$135 million of Company common stock, conditional upon the completion of the Alexco acquisition.

On July 21, 2022, we entered into a Credit Agreement (“New Credit Agreement”) with the various financial institutions (the “Lenders”), Bank of Montreal and Bank of America, N.A. as letters of credit issuers, and Bank of America, N.A., as administrative agent for the Lenders and as swingline lender, to replace our Prior Credit Agreement, see Note 7 for additional information on this credit agreement. The New Credit Agreement is a $150 million senior secured revolving facility, with an option to be increased in an aggregate amount not to exceed $75 million. The revolving loans under the New Credit Agreement will have a maturity date of July 21, 2026. Proceeds of the revolving loans under the New Credit Agreement may be used to refinance the Prior Credit Agreement and for general corporate purposes. The interest rate on outstanding loans under the New Credit Agreement is, at the option of the Borrowers, one month, three months or six months Term SOFR plus (x) 0.10% for an interest period of one-month’s duration, (y) 0.15% for an interest period of three-month’s duration and (z) 0.25% for an interest period of six-month’s duration plus the Applicable Margin or Base Rate (which is the highest of (i) the Bank of America prime rate, (ii) the Federal Funds rate plus .50% and (iii) Term SOFR plus 1.00%, subject to the interest rate floors) plus the Applicable Margin. The “Applicable Margin” means (a) for the first fiscal quarter ending after the closing date, in the case of Term SOFR loans, 2.25% per annum, and, in the case of Base Rate loans, 1.25% per annum, and (b) thereafter, between 2.00% and 3.50% for Term SOFR loans or between 1.00% and 2.50% for Base Rate loans depending on our total leverage ratio. We are also required to pay quarterly in arrears a commitment fee of between 0.45000% to 0.78750%, depending on our total leverage ratio, of the actual daily amount by which the Aggregate Revolving Commitments exceed the sum of the Outstanding Amount of Revolving Loan and the Outstanding Amount of L/C Obligations. We are also required to pay a participation fee for letters of credit issued under the New Credit Agreement in an amount between 2.00% and 3.50% based on our total leverage ratio, as well as a fronting fee to each issuing bank at an agreed upon rate per annum on the average daily dollar amount of our letter of credit exposure.

Hecla Mining Company and certain of its subsidiaries are the borrowers under the New Credit Agreement, while certain of its other subsidiaries are guarantors of the borrowers’ obligations under the New Credit Agreement. As further security, the credit facility is collateralized by a mortgage on the Greens Creek mine, the equity interests of subsidiaries that own the Greens Creek mine or are part of the Greens Creek Joint Venture and our subsidiary Hecla Admiralty Company (the “Greens Creek Group”), and by all of the Green Creek Group’s rights and interests in the Greens Creek Joint Venture Agreement, and in all assets of the joint venture and of any member of the Greens Creek Group.

In connection with entry into the New Credit Agreement, the Company’s Prior credit agreement was terminated on July 21, 2022.

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A. – Risk Factors in our 2021 Form 10-K and in Part II, Item 1.A. - Risk Factors in this Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

Established in 1891, we believe we are the oldest operating precious metals mining company in the United States. We are the largest silver producer in the United States, producing over 40% of the United States silver production at our Greens Creek and Lucky Friday operations. We produce gold at our Casa Berardi operation in Quebec, Canada, and Greens Creek, and produced gold at our Nevada Operations segment prior to suspension of operations during 2021. Based upon our operational footprint, we believe we have low political and economic risk compared to other mines located in other parts of the world. Our exploration interests are located in the United States, Canada and Mexico. Our operating and strategic framework is based on expanding our production and locating and developing new resource potential in a safe and responsible manner.

Second Quarter 2022 Highlights

Operational:

•

Produced 3.6 million ounces of silver and 45,719 ounces of gold. See Consolidated Results of Operations below for information on total cost of sales and cash costs and AISC, after by-product credits, per silver and gold ounce for the three-month periods ended June 30, 2022 and 2021.

•	Continued mitigation of the impacts of COVID-19 through refinement of our operational plans and procedures to protect our workforce, operations and communities while maintaining liquidity.

Financial:

•	Reported sales of $191.2 million.
•	Generated $40.2 million in net cash provided by operating activities. See the Financial Liquidity and Capital Resources section below for further discussion.
•

Made capital expenditures (excluding lease additions and other non-cash items) of approximately $34.7 million, including $14.7 million at Greens Creek, $11.5 million at Lucky Friday, $8.1 million at Casa Berardi and $0.3 million at the Nevada Operations.

•

Generated $5.9 million in free cash flow. A reconciliation of the non-GAAP measure free cash flow to net cash provided by operating activities, the nearest GAAP measure, is included in the Reconciliation of Cash Flows From Operating Activities (GAAP) to Free Cash Flow (Non-GAAP) section below.

•	Returned $3.5 million, or 60% of free cash flows, to our shareholders through payment of dividends.
•	Spent $11.2 million on exploration and pre-development activities.
•

During April made an $11.0 million strategic investment in Alexco. Subsequent to June 30, 2022, we increased our investment in Alexco. See Note 12, of Notes to Condensed Consolidated Financial Statements (unaudited) regarding our proposed acquisition of Alexco.

Year to date 2022 Highlights

Operational:

•

Produced 7.0 million ounces of silver and 87,361 ounces of gold. See Consolidated Results of Operations below for information on total cost of sales and cash costs and AISC, after by-product credits, per silver and gold ounce for the six-month periods ended June 30, 2022 and 2021.

•

Continued our trend of strong safety performance, as our All Injury Frequency Rate (“AIFR”) for the year to date was 1.59, 24% below the U.S. national average for MSHA's “metal and nonmetal” category and within 10% of our AIFR of 1.45 for the full year of 2021.

•	Continued mitigation of the impacts of COVID-19 through refinement of our operational plans and procedures to protect our workforce, operations and communities while maintaining liquidity.

Financial:

•	Reported sales of $377.7 million.
•	Generated $78.1 million in net cash provided by operating activities. See the Financial Liquidity and Capital Resources section below for further discussion.
•

Made capital expenditures (excluding lease additions and other non-cash items) of approximately $55.8 million, including $17.8 million at Greens Creek, $21.2 million at Lucky Friday, $15.9 million at Casa Berardi and $1.2 million at the Nevada Operations.

•

Generated $22.3 million in free cash flow. A reconciliation of the non-GAAP measure free cash flow to net cash provided by operating activities, the nearest GAAP measure, is included in the Reconciliation of Cash Flows From Operating Activities (GAAP) to Free Cash Flow (Non-GAAP) section below.

•	Returned $7.0 million, or 31% of free cash flows, to our shareholders through payment of dividends.
•	Spent $24.0 million on exploration and pre-development activities.
•

Invested $21.9 million in junior mining companies, including an $11.0 investment in Alexco. See Note 12, of Notes to Condensed Consolidated Financial Statements (unaudited) regarding our proposed acquisition of Alexco.

Our current business strategy is to focus our financial and human resources in the following areas:

•	executing value enhancing transactions, such as with the proposed Alexco acquisition;
•	rapidly responding to the threats from the COVID-19 pandemic to protect our workforce, operations and communities while maintaining liquidity;
•	operating our properties safely, in an environmentally responsible and cost-effective manner;
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

Since its outbreak in 2020, the COVID-19 pandemic continues to impact our operational practices and we continue to incur incremental costs and modify our operational plans to keep our workforce safe. In 2020, the pandemic adversely impacted our expected production of gold at Casa Berardi and exploration drilling at Greens Creek. We incurred $0.1 million and $0.4 million in COVID-19 mitigation costs during the three and six months ended June 30, 2022 compared to $1.4 million and $3.0 million during the three and six months ended June 30, 2021, respectively. To mitigate the impact of COVID-19, we have taken precautionary measures, including implementing operational plans and practices and increasing our cash reserves. As long as they are required, the operational practices implemented could continue to have an adverse impact on our operating results due to additional costs or deferred production and revenues. There is uncertainty related to the potential additional impacts COVID-19 and any subsequent variants could have on our operations and financial results for the rest of 2022. In our 2021 Form 10-K, see Item IA. Risk Factors - Natural disasters, public health crises (including COVID-19), political crises, and other catastrophic events or other events outside of our control may materially and adversely affect our business or financial results and COVID-19 virus pandemic may heighten other risks for information on how restrictions related to COVID-19 have recently affected some of our operations.

A number of key factors may impact the execution of our strategy, including regulatory issues and metals prices. Metals prices can be very volatile and are influenced by a number of factors beyond our control (except on a limited basis through the use of derivative contracts). See Item 7. Critical Accounting Estimates in our 2021 Form 10-K and above in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited). The average realized prices of gold and zinc were higher, with the average realized price for silver and lead lower, in the second three months of 2022 than in the comparable period last year, as illustrated by the table in Results of Operations below. While we believe longer-term global economic and industrial trends could result in continued demand for the metals we produce, prices have been volatile and there can be no assurance that current prices will continue.

Volatility in global financial markets and other factors can pose a significant challenge to our ability to access credit and equity markets, should we need to do so, and to predict sales prices for our products. To help mitigate this challenge, we utilize forward contracts to manage exposure to declines in the prices of (i) silver, gold, zinc and lead contained in our concentrates that have been shipped but have not yet settled, and (ii) zinc and lead that we forecast for future concentrate shipments. In addition, we have in place a $250 million revolving credit agreement, of which $14.9 million was used as of June 30, 2022 for letters of credit, leaving approximately $235.1 million available for borrowing.

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

Consolidated Results of Operations

Sales by metal for the three- and six-month periods ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Silver	$70,050	$92,765	$136,382	$170,525
Gold	82,018	86,078	159,186	187,487
Lead	21,314	22,223	40,878	38,116
Zinc	31,176	30,037	66,814	59,228
Less: smelter charges	(13,316)	(13,120)	(25,519)	(26,521)
Sales of products	$191,242	$217,983	$377,741	$428,835

Sales by metal for the three- and six-month periods ended June 30, 2022 and 2021, and the approximate variances attributed to differences in metals prices, sales volumes and smelter terms, were as follows:

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
Three months ended June 30, 2021	$92,765	$86,078	$52,260	$(13,120)	$217,983
Variances - 2022 versus 2021:
Price	(21,990)	1,107	(1,052)	1,360	(20,575)
Volume	(688)	(5,167)	1,282	100	(4,473)
Smelter terms	(37)	—	—	(1,656)	(1,693)
Three months ended June 30, 2022	$70,050	$82,018	$52,490	$(13,316)	$191,242

(in thousands)	Silver	Gold	Base metals	Less: smelter and refining charges	Total sales of products
Six months ended June 30, 2021	$170,525	$187,487	$97,344	$(26,521)	$428,835
Variances - 2022 versus 2021:
Price	(24,348)	5,708	11,404	(16)	(7,252)
Volume	(9,703)	(33,924)	(1,056)	1,428	(43,255)
Smelter terms	(92)	(85)	—	(410)	(587)
Six months ended June 30, 2022	$136,382	$159,186	$107,692	$(25,519)	$377,741

The fluctuations in sales for the second quarter and first six months of 2022 compared to the same periods of 2021 were primarily due to the following two reasons:

•

Lower average realized prices for silver in the second quarter and first half of 2022, lower realized lead prices in the three months ended June 30, 2022, partially offset by higher realized gold and zinc prices in the second quarter and first half of 2022 and higher realized lead prices for the first half of 2022, all compared to the same periods of 2021. These price variances are illustrated in the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Silver –	London PM Fix ($/ounce)	$22.64	$26.69	$23.30	$26.49
	Realized price per ounce	$20.68	$27.14	$22.45	$26.45
Gold –	London PM Fix ($/ounce)	$1,872	$1,816	$1,873	$1,807
	Realized price per ounce	$1,855	$1,825	$1,867	$1,795
Lead –	LME Final Cash Buyer ($/pound)	$1.00	$0.96	$1.03	$0.94
	Realized price per pound	$0.97	$1.04	$1.02	$0.99
Zinc –	LME Final Cash Buyer ($/pound)	$1.78	$1.32	$1.74	$1.29
	Realized price per pound	$1.44	$1.35	$1.61	$1.34

Average realized prices typically differ from average market prices primarily because concentrate sales are generally recorded as revenues at the time of shipment at forward prices for the estimated month of settlement, which differ from average market prices.  Due to the time elapsed between shipment of concentrates and final settlement with the customers, we must estimate the prices at which sales of our metals will be settled.  Previously recorded sales are adjusted to estimated settlement metals prices each period through final settlement.  For the second quarter and first six months of 2022, we recorded net negative price adjustments to provisional settlements of $15.7 million and $14.8 million, respectively, compared to net positive price adjustments to provisional settlements of $3.1 million and 3.6 million, respectively, in the second quarter and first six months of 2021. The price adjustments related to silver, gold, zinc and lead contained in our concentrate shipments were partially offset by gains and losses on forward contracts for those metals. See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.  The gains and losses on these contracts are included in revenues and impact the realized prices for silver, gold, lead and zinc.  Realized prices are calculated by dividing gross revenues for each metal (which include the price adjustments and gains and losses on the forward contracts discussed above) by the payable quantities of each metal included in concentrate, doré and carbon material shipped during the period.

•

Higher quantities of lead sold as a result of higher production at Lucky Friday was offset by lower silver, gold and zinc sales volumes, in the second quarter and first half of 2022 compared to 2021. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment and The Nevada Operations Segment sections below for more information on metal production and sales volumes at each of our operating segments. Total metals production and sales volumes for each period are shown in the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Silver -	Ounces produced	3,645,454	3,524,783	6,970,162	6,984,229
	Payable ounces sold	3,387,909	3,415,464	6,075,170	6,445,490
Gold -	Ounces produced	45,719	59,139	87,361	111,143
	Payable ounces sold	44,225	47,168	85,278	104,454
Lead -	Tons produced	13,331	11,540	24,194	22,244
	Payable tons sold	11,685	10,663	20,739	19,331
Zinc -	Tons produced	16,766	17,211	31,712	33,318
	Payable tons sold	10,858	11,143	20,805	22,170

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

Sales, total cost of sales, gross profit, Cash Cost, After By-product Credits, per Ounce (“Cash Cost”) (non-GAAP) and All-In Sustaining Cost, After By-product Credits, per Ounce (“AISC”) (non-GAAP) at our operating units for the three- and six-months ended June 30, 2022 and 2021 were as follows (in thousands, except for Cash Cost and AISC):

	Silver				Gold
	Greens Creek	Lucky Friday	Other	Total Silver (2)	Casa Berardi	Nevada Operations	Total Gold
Three Months Ended June 30, 2022:
Sales	$92,723	$35,880	$—	$128,603	$62,639	$—	$62,639
Total cost of sales	(60,506)	(30,348)	—	(90,854)	(61,870)	(1,255)	(63,125)
Gross profit (loss)	$32,217	$5,532		$37,749	$769	$(1,255)	$(486)
Cash Cost per silver or gold ounce (1)	$(3.29)	$3.07	$—	$(1.14)	$1,371	—	$1,371
AISC per silver or gold ounce (1)	$3.48	$9.91	$—	$8.55	$1,641	$—	$1,641
Three Months Ended June 30, 2021:
Sales	$113,763	$39,645	$3	$153,411	$56,122	$8,450	$64,572
Total cost of sales	(55,488)	(27,901)	(1)	(83,390)	(54,669)	(17,993)	(72,662)
Gross profit (loss)	$58,275	$11,744	$2	$70,021	$1,453	$(9,543)	$(8,090)
Cash Cost per silver or gold ounce (1)	$(2.64)	$8.07	$—	$0.18	$1,199	$1,369	$1,254
AISC per silver or gold ounce (1)	$0.68	$14.10	$—	$7.54	$1,434	$1,386	$1,419

	Silver				Gold
	Greens Creek	Lucky Friday	Other	Total Silver (2)	Casa Berardi	Nevada Operations	Total Gold
Six Months Ended June 30, 2022:
Sales	$178,813	$73,920	$—	$252,733	$124,740	$268	$125,008
Total cost of sales	(110,143)	(59,613)	—	(169,756)	(124,038)	(1,255)	(125,293)
Gross profit	$68,670	$14,307	$—	$82,977	$702	$(987)	$(285)
Cash Cost per silver or gold ounce (1)	$(2.09)	$4.54	$—	$(0.07)	$1,440	$—	$1,440
AISC per silver or gold ounce (1)	$2.69	$11.27	$—	$8.12	$1,721	$—	$1,721
Six Months Ended June 30, 2021:
Sales	$212,172	$68,767	$176	$281,115	$129,033	$18,687	$147,720
Total cost of sales	(108,668)	(50,696)	(95)	(159,459)	(114,596)	(25,448)	(140,044)
Gross profit	$103,504	$18,071	$81	$121,656	$14,437	$(6,761)	$7,676
Cash Cost per silver or gold ounce (1)	$(1.65)	$7.85	$—	$0.79	$1,106	$1,371	$1,161
AISC per silver or gold ounce (1)	$1.14	$14.17	$—	$7.38	$1,347	$1,393	$1,357

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

For the second quarter we recorded loss applicable to common shareholders of $13.7 million (($0.03) per basic common share) compared to income applicable to common shareholders of $2.6 million (($0.01) per basic common share) in the second quarter of 2021. The variances in gross profit (loss) at our operating units as illustrated in the table above contributed to the results for the second quarter of 2022 compared to the same period in 2021. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment and The Nevada Operations Segment sections below.

The impact of the lower gross profit in the period was partially offset by:

•

General and administrative expense decreased by $1.4 million primarily due to the lower value of the annual directors share grant reflecting a lower issuance date share price and lower number of shares issued following the retirement of two directors in May 2022.

•	Other operating expense decreased by $1.7 million primarily due to the receipt of $1.7 million in insurance proceeds related to a coverage lawsuit received during June 2022.
•

Net foreign exchange gains of $4.5 million versus a net loss of $1.9 million reflecting the depreciation of the CAD against the USD in 2022 versus an appreciation in 2021. The variances are primarily related to the impact of changes in the CAD-to-USD exchange rate on the remeasurement of our net monetary liabilities in Quebec.

•	Fair value adjustments, net were $1.6 million less than in the comparable quarter (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

For the first six months of 2022, we recorded loss applicable to common shareholders of $9.6 million ($0.02 per basic common share) compared to income applicable to common shareholders of $23.9 million ($0.04 per basic common share) in the first six months of 2021. The following factors contributed to the results for the first six months of 2022 compared to the same period in 2021:

•

Variances in gross profit (loss) at our operating units as illustrated in the table above. See The Greens Creek Segment, The Lucky Friday Segment, The Casa Berardi Segment, and The Nevada Operations Segment sections below.

•

Exploration and pre-development expense increased by $6.1 million reflecting increased exploration spending across the Company's exploration portfolio primarily at San Sebastian, Casa Berardi, Greens Creek and the Nevada Operations. Pre-development expense was for the development of a decline to the Hatter Graben area at the Hollister mine in Nevada.

•	Care and maintenance costs increased by $1.3 million due to the suspension of production at the Nevada Operations.

The impact of these factors in the period was partially offset by:

•

General and administrative expense decreased by $1.1 million primarily due to the lower value of the annual directors share grant reflecting a lower issuance date share price and lower number of shares issued following the retirement of two directors in May 2022.

•

Other operating expense decreased by $2.9 million primarily due to the receipt of $1.7 million in insurance proceeds related to a coverage lawsuit received during June 2022 and completion of projects to identify and implement potential operational improvements at Casa Berardi and Lucky Friday in 2021. A similar project is being undertaken at Greens Creek in 2022.

•

Net foreign exchange gains of $2.4 million in the first half of 2022 versus a net loss of $4.0 million, in the first half of 2021, reflecting the depreciation of the CAD against the USD in 2022 versus an appreciation in 2021. The variances are primarily related to the impact of changes in the CAD-to-USD exchange rate on the remeasurement of our net monetary liabilities in Quebec.

•

Provision for closed operations and environmental matters decreased by $2.4 million in the first half of 2022 compared to the first half of 2021 primarily due to a $2.9 million increase in the accrual for estimated costs at the Johnny M site in New Mexico in the first quarter of 2021 (see Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

The Greens Creek Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales	$92,723	$113,763	$178,813	$212,172
Cost of sales and other direct production costs	(46,877)	(40,996)	(85,094)	(79,355)
Depreciation, depletion and amortization	(13,629)	(14,492)	(25,049)	(29,313)
Total cost of sales	(60,506)	(55,488)	(110,143)	(108,668)
Gross profit	$32,217	$58,275	$68,670	$103,504
Tons of ore milled	209,558	214,931	421,245	409,011
Production:
Silver (ounces)	2,410,598	2,558,447	4,840,380	5,143,317
Gold (ounces)	12,413	12,859	23,815	26,125
Zinc (tons)	13,396	14,610	25,890	27,964
Lead (tons)	5,184	5,627	10,067	10,551
Payable metal quantities sold:
Silver (ounces)	2,266,001	2,471,833	4,038,392	4,719,107
Gold (ounces)	10,552	11,820	18,474	22,367
Zinc (tons)	8,495	9,215	16,587	18,311
Lead (tons)	4,251	4,619	7,314	8,264
Ore grades:
Silver ounces per ton	14.02	14.52	13.93	15.23
Gold ounces per ton	0.08	0.08	0.08	0.09
Zinc percent	7.2%	7.6%	6.9%	7.6%
Lead percent	3.0%	3.1%	2.9%	3.1%
Total production cost per ton	$197.84	$171.13	$194.98	$176.58
Cash Cost, After By-product Credits, Per Silver Ounce (1)	$(3.29)	$(2.64)	$(2.09)	$(1.65)
AISC, After By-Product Credits, per Silver Ounce (1)	$3.48	$0.68	$2.69	$1.14
Capital additions	$14,668	$6,339	17,760	11,231

(1)

A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

The $26.1 million and $34.8 million decreases in gross profit for the second quarter and first six months of 2022, respectively, compared to the same periods of 2021 were primarily due to: (i) lower payable metals sold for all metals produced reflecting lower grade material mined and processed, (ii) lower realized prices for silver and lead, partially offset by higher gold and zinc realized prices, and (iii) higher production costs reflecting the impact of more lower grade material processed and inflationary cost increases in consumables, labor and contractor costs.

The charts below illustrate the factors contributing to the variances in Cash Cost, After By-product Credits, Per Silver Ounce for the second quarter and first six months of 2022 compared to the same periods of 2021.

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash Cost, Before By-product Credits, per Silver Ounce	$22.21	$19.08	$22.01	$19.03
By-product credits	(25.50)	(21.72)	(24.10)	(20.68)
Cash Cost, After By-product Credits, per Silver Ounce	$(3.29)	$(2.64)	$(2.09)	$(1.65)

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
AISC, Before By-product Credits, per Silver Ounce	$28.98	$22.40	$26.79	$21.82
By-product credits	(25.50)	(21.72)	(24.10)	(20.68)
AISC, After By-product Credits, per Silver Ounce	$3.48	$0.68	$2.69	$1.14

The decrease in Cash Cost, After By-product Credits, per Silver Ounce for the second quarter and first six months of 2022 compared to 2021 was primarily due to higher by-product credits.

The increase in AISC, After By-product Credits, per Silver Ounce for the second quarter and first six months of 2022 compared to 2021 was primarily due to higher sustaining capital of $14.7 million and $20.6 million for the second quarter and first six months of 2022, respectively,  compared to $6.3 million and $11.2 million in 2021, reflecting the costs being incurred on camp construction and higher definition and development drilling during 2022 compared to 2021.

The Lucky Friday Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales	$35,880	$39,645	$73,920	$68,767
Cost of sales and other direct production costs	(21,486)	(20,499)	(42,719)	(36,958)
Depreciation, depletion and amortization	(8,862)	(7,402)	(16,894)	(13,738)
Total cost of sales	(30,348)	(27,901)	(59,613)	(50,696)
Gross profit	$5,532	$11,744	$14,307	$18,071
Tons of ore milled	97,497	82,442	175,222	163,513
Production:
Silver (ounces)	1,226,477	913,294	2,114,335	1,777,195
Lead (tons)	8,147	5,913	14,127	11,693
Zinc (tons)	3,370	2,601	5,822	5,354
Payable metal quantities sold:
Silver (ounces)	1,121,712	934,258	2,021,166	1,698,081
Lead (tons)	7,434	6,045	13,425	11,067
Zinc (tons)	2,362	1,929	4,217	3,859
Ore grades:
Silver ounces per ton	13.17	11.60	12.67	11.39
Lead percent	8.81%	7.55%	8.52%	7.53%
Zinc percent	3.90%	3.44%	3.77%	3.57%
Total production cost per ton	$211.45	$199.48	$227.30	$188.30
Cash Cost, After By-product Credits, per Silver Ounce (1)	$3.07	$8.07	$4.54	$7.85
AISC, After By-product Credits, per Silver Ounce (1)	$9.91	$14.10	$11.27	$14.17
Capital additions	$11,501	$5,731	$21,153	$11,643

(1)

A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

Gross profit for the three months ended June 30, 2022 decreased by $6.2 million compared to the comparable period in 2021, as the impact of increased sales from mining and processing more high grade material and volumes thereof did not offset the combination of lower realized silver and lead prices compared to 2021, and increased production costs from more ore mined and processed and inflationary cost increases in consumables and contractor maintenance costs. Gross profit for the six month period June 30, 2022 decreased by $3.8 million compared to the comparable period in 2021, as increased sales from a combination of mining and processing more high grade material and higher volumes did not offset the impact of lower silver and lead realized prices and higher production costs.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, Per Silver Ounce for the second quarter and first six months of 2022 compared to the same periods of 2021.

The following table summarizes the components of Cash Cost, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash Cost, Before By-product Credits, per Silver Ounce	$21.65	$25.49	$23.74	$24.97
By-product credits	(18.58)	(17.42)	(19.20)	(17.12)
Cash Cost, After By-product Credits, per Silver Ounce	$3.07	$8.07	$4.54	$7.85

The following table summarizes the components of AISC, After By-product Credits, per Silver Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
AISC, Before By-product Credits, per Silver Ounce	$28.49	$31.52	$30.47	$31.29
By-product credits	(18.58)	(17.42)	(19.20)	(17.12)
AISC, After By-product Credits, per Silver Ounce	$9.91	$14.10	11.27	$14.17

The decrease in Cash Cost and AISC, After By-product Credits, per Silver Ounce for the three and six month periods ended June 30, 2022 compared to the three and six month periods ended June 30,  2021 was due to higher silver production resulting from increased grades and volumes processed, higher by-product credits due to higher realized zinc prices, and concentrate quality improvement resulting in higher lead and zinc production, with AISC, After By-product Credits, per Silver Ounce partially offset by higher sustaining capital spending.

The Casa Berardi Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales	$62,639	$56,122	$124,740	$129,033
Cost of sales and other direct production costs	(46,411)	(36,430)	(92,733)	(73,405)
Depreciation, depletion and amortization	(15,459)	(18,239)	(31,305)	(41,191)
Total cost of sales	(61,870)	(54,669)	(124,038)	(114,596)
Gross profit	$769	$1,453	$702	$14,437
Tons of ore milled	401,618	374,683	787,771	743,086
Production:
Gold (ounces)	33,306	31,333	63,546	67,523
Silver (ounces)	8,379	7,917	15,447	18,592
Payable metal quantities sold:
Gold (ounces)	33,672	30,615	66,738	71,484
Silver (ounces)	196	8,059	9,250	16,774
Ore grades:
Gold ounces per ton	0.10	0.10	0.09	0.11
Silver ounces per ton	0.02	0.03	0.02	0.03
Total production cost per ton	$113.07	$99.36	$115.46	$99.52
Cash Cost, After By-product Credits, per Gold Ounce (1)	$1,371	$1,199	$1,440	$1,106
AISC, After By-product Credits, per Gold Ounce (1)	$1,641	$1,434	$1,721	$1,347
Capital additions	$8,093	$12,153	$15,901	$26,000

(1)

A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

Gross profit decreased by $0.7 million and $13.7 million for the second quarter and first half of 2022, respectively, compared to the same periods of 2021. The decrease for the second quarter and first half of 2022 was due to higher cost of sales resulting from increased production costs due to: (i) higher ore tonnage, (ii) mill contractor costs related to maintenance and optimization activities, (iii) higher underground maintenance costs resulting from repairs and replacements of major components for the production fleet and (iv) higher fuel and other consumables costs which have been negatively impacted by current inflationary pressures. The impact of higher costs of sales was partially offset by increased sales due to higher average realized gold prices and volume in the second quarter of 2022. Lower sales volume in the first half of 2022 compared to 2021 due to lower grades mined and processed meant gross profit was not favorably impacted by higher realized prices in the period.

Total capital additions decreased by $4.1 million and $10.1 million in the second quarter of 2022 and first half of 2022 respectively, compared to the same periods of 2021, reflecting lower development costs following commissioning of the new 160 zone open pit mine in the fourth quarter of 2021.

The charts below illustrate the factors contributing to Cash Cost, After By-product Credits, Per Gold Ounce for the second quarter and first half of 2022 and 2021:

The following table summarizes the components of Cash Cost, After By-product Credits, per Gold Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash Cost, Before By-product Credits, per Gold Ounce	$1,377	$1,206	$1,446	$1,113
By-product credits	(6)	(7)	(6)	(7)
Cash Cost, After By-product Credits, per Gold Ounce	$1,371	$1,199	$1,440	$1,106

The following table summarizes the components of AISC, After By-product Credits, per Gold Ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
AISC, Before By-product Credits, per Gold Ounce	$1,647	$1,441	$1,727	$1,354
By-product credits	(6)	(7)	(6)	(7)
AISC, After By-product Credits, per Gold Ounce	$1,641	$1,434	$1,721	$1,347

The increase in Cash Cost After By-product Credits, per Gold Ounce for the second quarter and first half of 2022 compared to the same periods in 2021 was primarily due to higher production costs, as discussed above, partially offset by higher gold production in the second quarter of 2022 compared with the same period in 2021. The lower production in 2022 also negatively impacted AISC, After By-product Credits, per Gold Ounce, however this was partially offset by lower sustaining capital spent in 2022 compared to 2021.

The Nevada Operations Segment

Dollars are in thousands (except per ounce and per ton amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales	$—	$8,450	$268	$18,687
Cost of sales and other direct production costs	(1,133)	(12,394)	(1,133)	(17,216)
Depreciation, depletion and amortization	(122)	(5,599)	(122)	(8,232)
Total cost of sales	(1,255)	(17,993)	(1,255)	(25,448)
Gross (loss)	$(1,255)	$(9,543)	$(987)	$(6,761)
Tons of ore milled	—	38,947	—	55,406
Production:
Gold (ounces)	—	14,947	—	17,495
Silver (ounces)	—	45,125		45,125
Payable metal quantities sold:
Gold (ounces)	—	4,732	65	10,555
Silver (ounces)	—	1,214	6,363	8,035
Ore grades:
Gold ounces per ton	—	0.410	0.343	0.343
Silver ounces per ton	—	1.24	0.88	0.88
Production cost per ton	$—	$161.5	$220.68	$220.68
Cash Cost, After By-product Credits, per Gold Ounce (1)		$1,369	$—	$1,371
AISC, After By-product Credits, per Gold Ounce (1)	$—	$1,386	$—	$1,393
Capital additions	$297	$77	$1,173	$166

(1)

A reconciliation of these non-GAAP measures to total cost of sales, the most comparable GAAP measure, can be found below in Reconciliation of Total Cost of Sales (GAAP) to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP).

The decreases in gross loss for the second quarter and first half of 2022 compared to the same periods of 2021 were primarily the result of lower sales volumes and lower write-downs of ore stockpiled to estimated net realizable value. Development ceased at Fire Creek in the second quarter of 2019 when the decision was made to limit near-term production to areas of the mine where development was already completed. Mining of non-refractory ore at Fire Creek in areas where development had already been performed was completed in the fourth quarter of 2020. During 2021, production and revenue were generated from processing of the stockpiled non-refractory ore at the Midas mill and third-party processing of refractory ore in a roaster and autoclave facility, respectively. Fire Creek was placed on care-and-maintenance in the second quarter of 2021 after processing of the remaining non-refractory ore stockpile.

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

Corporate Matters

Employee Benefit Plans

Our defined benefit pension plans provide a significant benefit to our employees, but represent a significant liability to us. The liability recorded for the underfunded status of our plans was $4.7 million and $6.0 million as of June 30, 2022 and December 31, 2021, respectively. During May 2022, we contributed $5.6 million in shares of our common stock to two of our defined benefit plans. We do not expect to make additional contributions to our defined benefit pension plans in 2022, but may choose to do so. While the economic variables which will determine future funding requirements are uncertain, we expect contributions to continue to be required in future years under current plan provisions, and we periodically examine the plans for affordability and competitiveness. See Note 6 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for more information.

Income Taxes

During the second quarter and first six months of 2022, an income and mining tax provision of approximately $0.3 million and $5.9 million resulted in an effective tax rate of 1.9% and 168.9% for the respective  periods. This compares to an income and mining tax benefit of $4.1 million and provision of $0.6 million for the second quarter and first six months of 2021, or an effective tax rate of 298.3% and 2.5%, for the respective periods. The comparability of our income and mining tax (provision) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates including non-recognition of foreign exchange gains and losses; (v) percentage depletion; and (vi) the non-recognition of tax assets. The effective tax rate will fluctuate, sometimes significantly, period to period. For the period ended March 31, 2022, we used the annual effective tax rate method to calculate the tax provision, a change from the discrete method used for the period ended March 31, 2021, due to reversal of valuation allowance in the fourth quarter of 2021.

Each reporting period we assess our deferred tax balances based on a review of long-range forecasts and quarterly activity. A valuation allowance is provided for deferred tax assets for which it is more likely than not the related tax benefits will not be realized. We analyze our deferred tax assets and, if it is determined that we will not realize all or a portion of our deferred tax assets, we will record or increase a valuation allowance. Conversely, if it is determined we will ultimately more likely than not be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact our ability to realize our deferred tax assets. Valuation allowances are provided on deferred tax assets in our Nevada, Mexico, and certain Canadian jurisdictions. For additional information, please see Item 1A - Risk Factors in our 2021 Form 10-K.

Reconciliation of Total Cost of Sales to Cash Cost, Before By-product Credits and Cash Cost, After By-product Credits (non-GAAP) and All-In Sustaining Cost, Before By-product Credits and All-In Sustaining Cost, After By-product Credits (non-GAAP)

The tables below present reconciliations between the most comparable GAAP measure of total cost of sales to the non-GAAP measures of (i) Cash Cost, Before By-product Credits, (ii) Cash Cost, After By-product Credits, (iii) AISC, Before By-product Credits and (iv) AISC, After By-product Credits for our operations and for the Company for the three- and six-month periods ended June 30, 2022 and 2021.

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

The Casa Berardi, Nevada Operations and combined gold properties information below reports Cash Cost, After By-product Credits, per Gold Ounce and AISC, After By-product Credits, per Gold Ounce for the production of gold, their primary product, and by-product revenues earned from silver, which is a by-product at Casa Berardi and Nevada Operations. Only costs and ounces produced relating to units with the same primary product are combined to represent Cash Cost, After By-product Credits, per Ounce and AISC, After By-product Credits, per Ounce. Thus, the gold produced at our Casa Berardi and Nevada Operations units is not included as a by-product credit when calculating Cash Cost, After By-product Credits, per Silver Ounce and AISC, After By-product Credits, per Silver Ounce for the total of Greens Creek and Lucky Friday, our combined silver properties. Similarly, the silver produced at our other two units is not included as a by-product credit when calculating the gold metrics for Casa Berardi and Nevada Operations.

In thousands (except per ounce amounts)	Three Months Ended June 30, 2022
	Greens Creek	Lucky Friday	Corporate(2)	Total Silver
Total cost of sales	$60,506	$30,348	$—	$90,854
Depreciation, depletion and amortization	(13,629)	(8,862)	—	(22,491)
Treatment costs	8,778	4,803	—	13,581
Change in product inventory	(1,102)	503	—	(599)
Reclamation and other costs	(1,005)	(256)	—	(1,261)
Cash Cost, Before By-product Credits (1)	53,548	26,536		80,084
Reclamation and other costs	705	282	—	987
Sustaining exploration	929	—	769	1,698
Sustaining capital	14,668	8,110	99	22,877
General and administrative			9,692	9,692
AISC, Before By-product Credits (1)	69,850	34,928	10,560	115,338
By-product credits:
Zinc	(32,828)	(8,227)	—	(41,055)
Gold	(20,364)	—	—	(20,364)
Lead	(8,271)	(14,543)	—	(22,814)
Total By-product credits	(61,463)	(22,770)	—	(84,233)
Cash Cost, After By-product Credits	$(7,915)	$3,766	$—	$(4,149)
AISC, After By-product Credits	$8,387	$12,158	$10,560	$31,105
Divided by ounces produced	2,410	1,226		3,636
Cash Cost, Before By-product Credits, per Ounce	$22.21	$21.65		$22.03
By-product credits per ounce	(25.50)	(18.58)		(23.17)
Cash Cost, After By-product Credits, per Ounce	$(3.29)	$3.07		$(1.14)
AISC, Before By-product Credits, per Ounce	$28.98	$28.49		$31.85
By-product credits per ounce	(25.50)	(18.58)		(23.17)
AISC, After By-product Credits, per Ounce	$3.48	$9.91		$8.68

In thousands (except per ounce amounts)	Three months ended June 30, 2022
	Casa Berardi	Total Gold
Total cost of sales	$61,870	$61,870
Depreciation, depletion and amortization	(15,459)	(15,459)
Treatment costs	457	457
Change in product inventory	(793)	(793)
Reclamation and other costs	(209)	(209)
Cash Cost, Before By-product Credits (1)	45,866	45,866
Reclamation and other costs	209	209
Sustaining exploration	1,178	1,178
Sustaining capital	7,597	7,597
AISC, Before By-product Credits (1)	54,850	54,850
By-product credits:
Silver	(188)	(188)
Total By-product credits	(188)	(188)
Cash Cost, After By-product Credits	$45,678	$45,678
AISC, After By-product Credits	$54,662	$54,662
Divided by ounces produced	33	33
Cash Cost, Before By-product Credits, per Ounce	$1,377	$1,377
By-product credits per ounce	(6)	(6)
Cash Cost, After By-product Credits, per Ounce	$1,371	$1,371
AISC, Before By-product Credits, per Ounce	$1,647	$1,647
By-product credits per ounce	(6)	(6)
AISC, After By-product Credits, per Ounce	$1,641	$1,641

In thousands (except per ounce amounts)	Three months ended June 30, 2022
	Total Silver	Total Gold	Total
Total cost of sales	$90,854	$61,870	$152,724
Depreciation, depletion and amortization	(22,491)	(15,459)	(37,950)
Treatment costs	13,581	457	14,038
Change in product inventory	(599)	(793)	(1,392)
Reclamation and other costs	(1,261)	(209)	(1,470)
Cash Cost, Before By-product Credits (1)	80,084	45,866	125,950
Reclamation and other costs	987	209	1,196
Sustaining exploration	1,698	1,178	2,876
Sustaining capital	22,877	7,597	30,474
General and administrative	9,692	—	9,692
AISC, Before By-product Credits (1)	115,338	54,850	170,188
By-product credits:
Zinc	(41,055)	—	(41,055)
Gold	(20,364)	—	(20,364)
Lead	(22,814)	—	(22,814)
Silver	—	(188)	(188)
Total By-product credits	(84,233)	(188)	(84,421)
Cash Cost, After By-product Credits	$(4,149)	$45,678	$41,529
AISC, After By-product Credits	$31,105	$54,662	$85,767
Divided by ounces produced	3,636	33
Cash Cost, Before By-product Credits, per Ounce	$22.03	$1,377
By-product credits per ounce	(23.17)	(6)
Cash Cost, After By-product Credits, per Ounce	$(1.14)	$1,371
AISC, Before By-product Credits, per Ounce	$31.72	$1,647
By-product credits per ounce	(23.17)	(6)
AISC, After By-product Credits, per Ounce	$8.55	$1,641

In thousands (except per ounce amounts)	Three Months Ended June 30, 2021
	Greens Creek	Lucky Friday	Corporate and other(2)	Total Silver
Total cost of sales	$55,488	$27,901	$1	$83,390
Depreciation, depletion and amortization	(14,492)	(7,402)	—	(21,894)
Treatment costs	8,924	4,686	—	13,610
Change in product inventory	(435)	(1,596)	—	(2,031)
Reclamation and other costs	(672)	(325)	(1)	(998)
Cash Cost, Before By-product Credits (1)	48,813	23,264	—	72,077
Reclamation and other costs	847	264	—	1,111
Sustaining exploration	1,300	—	450	1,750
Sustaining capital	6,339	5,244	—	11,583
General and administrative			11,104	11,104
AISC, Before By-product Credits (1)	57,299	28,772	11,554	97,625
By-product credits:
Zinc	(26,510)	(5,093)	—	(31,603)
Gold	(20,438)	—	—	(20,438)
Lead	(8,605)	(10,799)	—	(19,404)
Total By-product credits	(55,553)	(15,892)	—	(71,445)
Cash Cost, After By-product Credits	$(6,740)	$7,372	—	$632
AISC, After By-product Credits	$1,746	$12,880	11,554	$26,180
Divided by ounces produced	2,558	913		3,471
Cash Cost, Before By-product Credits, per Ounce	$19.08	$25.49		$20.76
By-product credits per ounce	(21.72)	(17.42)		(20.58)
Cash Cost, After By-product Credits, per Ounce	$(2.64)	$8.07		$0.18
AISC, Before By-product Credits, per Ounce	$22.40	$31.52		$28.12
By-product credits per ounce	(21.72)	(17.42)		(20.58)
AISC, After By-product Credits, per Ounce	$0.68	$14.10		$7.54

In thousands (except per ounce amounts)	Three Months Ended June 30, 2021
	Casa Berardi	Nevada Operations	Total Gold
Total cost of sales	$54,669	$17,993	$72,662
Depreciation, depletion and amortization	(18,239)	(5,599)	(23,838)
Treatment costs	535	1,719	2,254
Change in product inventory	1,015	12,583	13,598
Reclamation and other costs	(215)	(218)	(433)
Exclusion of Nevada Operations costs	—	(4,914)	(4,914)
Cash Cost, Before By-product Credits (1)	37,765	21,564	59,329
Reclamation and other costs	215	218	433
Sustaining exploration	1,103	—	1,103
Sustaining capital	6,064	44	6,108
AISC, Before By-product Credits (1)	45,147	21,826	66,973
By-product credits:
Silver	(209)	(1,103)	(1,312)
Total By-product credits	(209)	(1,103)	(1,312)
Cash Cost, After By-product Credits	$37,556	$20,461	$58,017
AISC, After By-product Credits	$44,938	$20,723	$65,661
Divided by ounces produced	31	15	46
Cash Cost, Before By-product Credits, per Ounce	$1,206	$1,443	$1,282
By-product credits per ounce	(7)	(74)	(28)
Cash Cost, After By-product Credits, per Ounce	$1,199	$1,369	$1,254
AISC, Before By-product Credits, per Ounce	$1,441	$1,460	$1,447
By-product credits per ounce	(7)	(74)	(28)
AISC, After By-product Credits, per Ounce	$1,434	$1,386	$1,419

In thousands (except per ounce amounts)	Three Months Ended June 30, 2021
	Total Silver	Total Gold	Total
Total cost of sales	$83,390	$72,662	$156,052
Depreciation, depletion and amortization	(21,894)	(23,838)	(45,732)
Treatment costs	13,610	2,254	15,864
Change in product inventory	(2,031)	13,598	11,567
Reclamation and other costs	(998)	(433)	(1,431)
Exclusion of Nevada Operations costs	—	(4,914)	(4,914)
Cash Cost, Before By-product Credits (1)	72,077	59,329	131,406
Reclamation and other costs	1,111	433	1,544
Sustaining exploration	1,750	1,103	2,853
Sustaining capital	11,583	6,108	17,691
General and administrative	11,104	—	11,104
AISC, Before By-product Credits (1)	97,625	66,973	164,598
By-product credits:
Zinc	(31,603)	—	(31,603)
Gold	(20,438)	—	(20,438)
Lead	(19,404)	—	(19,404)
Silver	—	(1,312)	(1,312)
Total By-product credits	(71,445)	(1,312)	(72,757)
Cash Cost, After By-product Credits	$632	$58,017	$58,649
AISC, After By-product Credits	$26,180	$65,661	$91,841
Divided by ounces produced	3,471	46
Cash Cost, Before By-product Credits, per Ounce	$20.76	$1,282
By-product credits per ounce	(20.58)	(28)
Cash Cost, After By-product Credits, per Ounce	$0.18	$1,254
AISC, Before By-product Credits, per Ounce	$28.12	$1,447
By-product credits per ounce	(20.58)	(28)
AISC, After By-product Credits, per Ounce	$7.54	$1,419

In thousands (except per ounce amounts)	Six Months Ended June 30, 2022
	Greens Creek	Lucky Friday	Corporate(1)	Total Silver
Total cost of sales	$110,143	$59,613	$—	$169,756
Depreciation, depletion and amortization	(25,049)	(16,894)	—	(41,943)
Treatment costs	17,892	8,480	—	26,372
Change in product inventory	5,436	(402)	—	5,034
Reclamation and other costs	(1,872)	(619)	—	(2,491)
Cash Cost, Before By-product Credits (1)	106,550	50,178	—	156,728
Reclamation and other costs	1,410	564	—	1,974
Sustaining exploration	1,094	—	1,485	2,579
Sustaining capital	20,624	13,671	147	34,442
General and administrative			17,986	17,986
AISC, Before By-product Credits (1)	129,678	64,413	19,618	213,709
By-product credits:
Zinc	(61,479)	(14,204)	—	(75,683)
Gold	(38,947)	—	—	(38,947)
Lead	(16,237)	(26,379)	—	(42,616)
Total By-product credits	(116,663)	(40,583)	—	(157,246)
Cash Cost, After By-product Credits	$(10,113)	$9,595	—	$(518)
AISC, After By-product Credits	$13,015	$23,830	$19,618	$56,463
Divided by ounces produced	4,840	2,114		6,954
Cash Cost, Before By-product Credits, per Ounce	$22.01	$23.74		$22.54
By-product credits per ounce	(24.10)	(19.20)		(22.61)
Cash Cost, After By-product Credits, per Ounce	$(2.09)	$4.54		$(0.07)
AISC, Before By-product Credits, per Ounce	$26.79	$30.47		$30.73
By-product credits per ounce	(24.10)	(19.20)		(22.61)
AISC, After By-product Credits, per Ounce	$2.69	$11.27		$8.12

In thousands (except per ounce amounts)	Six Months Ended June 30, 2022
	Casa Berardi	Total Gold
Total cost of sales	$124,038	$124,038
Depreciation, depletion and amortization	(31,305)	(31,305)
Treatment costs	915	915
Change in product inventory	(1,356)	(1,356)
Reclamation and other costs	(419)	(419)
Cash Cost, Before By-product Credits (1)	91,873	91,873
Reclamation and other costs	419	419
Sustaining exploration	2,572	2,572
Sustaining capital	14,878	14,878
AISC, Before By-product Credits (1)	109,742	109,742
By-product credits:
Silver	(354)	(354)
Total By-product credits	(354)	(354)
Cash Cost, After By-product Credits	$91,519	$91,519
AISC, After By-product Credits	$109,388	$109,388
Divided by ounces produced	64	64
Cash Cost, Before By-product Credits, per Ounce	$1,446	$1,446
By-product credits per ounce	(6)	(6)
Cash Cost, After By-product Credits, per Ounce	$1,440	$1,440
AISC, Before By-product Credits, per Ounce	$1,727	$1,727
By-product credits per ounce	(6)	(6)
AISC, After By-product Credits, per Ounce	$1,721	$1,721

In thousands (except per ounce amounts)	Six Months Ended June 30, 2022
	Total Silver	Total Gold	Total
Total cost of sales	$169,756	$124,038	$293,794
Depreciation, depletion and amortization	(41,943)	(31,305)	(73,248)
Treatment costs	26,372	915	27,287
Change in product inventory	5,034	(1,356)	3,678
Reclamation and other costs	(2,491)	(419)	(2,910)
Cash Cost, Before By-product Credits (1)	156,728	91,873	248,601
Reclamation and other costs	1,974	419	2,393
Sustaining exploration	2,579	2,572	5,151
Sustaining capital	34,442	14,878	49,320
General and administrative	17,986	—	17,986
AISC, Before By-product Credits (1)	213,709	109,742	323,451
By-product credits:
Zinc	(75,683)	—	(75,683)
Gold	(38,947)	—	(38,947)
Lead	(42,616)	—	(42,616)
Silver	—	(354)	(354)
Total By-product credits	(157,246)	(354)	(157,600)
Cash Cost, After By-product Credits	$(518)	$91,519	$91,001
AISC, After By-product Credits	$56,463	$109,388	$165,851
Divided by ounces produced	6,954	64
Cash Cost, Before By-product Credits, per Ounce	$22.54	$1,446
By-product credits per ounce	(22.61)	(6)
Cash Cost, After By-product Credits, per Ounce	$(0.07)	$1,440
AISC, Before By-product Credits, per Ounce	$30.73	$1,727
By-product credits per ounce	(22.61)	(6)
AISC, After By-product Credits, per Ounce	$8.12	$1,721

In thousands (except per ounce amounts)	Six Months Ended June 30, 2021
	Greens Creek	Lucky Friday	Corporate and other(2)	Total Silver
Total cost of sales	$108,668	$50,696	$95	$159,459
Depreciation, depletion and amortization	(29,313)	(13,738)	—	(43,051)
Treatment costs	19,465	9,664	—	29,129
Change in product inventory	(34)	(1,689)	—	(1,723)
Reclamation and other costs	(932)	(559)	(95)	(1,586)
Cash Cost, Before By-product Credits (1)	97,854	44,374		142,228
Reclamation and other costs	1,695	528		2,223
Sustaining exploration	1,423	—	885	2,308
Sustaining capital	11,231	10,698	—	21,929
General and administrative	—	—	19,111	19,111
AISC, Before By-product Credits (1)	112,203	55,600	$19,996	187,799
By-product credits:
Zinc	(49,277)	(9,846)	—	(59,123)
Gold	(41,434)	—		(41,434)
Lead	(15,625)	(20,574)	—	(36,199)
Total By-product credits	(106,336)	(30,420)	—	(136,756)
Cash Cost, After By-product Credits	$(8,482)	$13,954	$—	$5,472
AISC, After By-product Credits	$5,867	$25,180	$19,996	$51,043
Divided by ounces produced	5,143	1,777		6,920
Cash Cost, Before By-product Credits, per Ounce	$19.03	$24.97		$20.55
By-product credits per ounce	(20.68)	(17.12)		(19.76)
Cash Cost, After By-product Credits, per Ounce	$(1.65)	$7.85		$0.79
AISC, Before By-product Credits, per Ounce	$21.82	$31.29		$27.14
By-product credits per ounce	(20.68)	(17.12)		(19.76)
AISC, After By-product Credits, per Ounce	$1.14	$14.17		$7.38

In thousands (except per ounce amounts)	Six Months Ended June 30, 2021
	Casa Berardi	Nevada Operations	Total Gold
Total cost of sales	$114,596	$25,448	$140,044
Depreciation, depletion and amortization	(41,191)	(8,232)	(49,423)
Treatment costs	1,249	1,730	2,979
Change in product inventory	968	11,499	12,467
Reclamation and other costs	(423)	(245)	(668)
Exclusion of Nevada Operations costs	—	(5,103)	(5,103)
Cash Cost, Before By-product Credits (1)	75,199	25,097	100,296
Reclamation and other costs	423	245	668
Sustaining exploration	2,010	—	2,010
Sustaining capital	13,822	133	13,955
AISC, Before By-product Credits (1)	91,454	25,475	116,929
By-product credits:
Silver	(487)	(1,103)	(1,590)
Total By-product credits	(487)	(1,103)	(1,590)
Cash Cost, After By-product Credits	$74,712	$23,994	$98,706
AISC, After By-product Credits	$90,967	$24,372	$115,339
Divided by ounces produced	68	17	85
Cash Cost, Before By-product Credits, per Ounce	$1,113	$1,434	$1,180
By-product credits per ounce	(7)	(63)	(19)
Cash Cost, After By-product Credits, per Ounce	$1,106	$1,371	$1,161
AISC, Before By-product Credits, per Ounce	$1,354	$1,456	$1,376
By-product credits per ounce	(7)	(63)	(19)
AISC, After By-product Credits, per Ounce	$1,347	$1,393	$1,357

In thousands (except per ounce amounts)	Six Months Ended June 30, 2021
	Total Silver	Total Gold	Total
Total cost of sales	$159,459	$140,044	299,503
Depreciation, depletion and amortization	(43,051)	(49,423)	(92,474)
Treatment costs	29,129	2,979	32,108
Change in product inventory	(1,723)	12,467	10,744
Reclamation and other costs	(1,586)	(668)	(2,254)
Suspension of Nevada Operations costs	—	(5,103)	(5,103)
Cash Cost, Before By-product Credits (1)	142,228	100,296	242,524
Reclamation and other costs	2,223	668	2,891
Sustaining exploration	2,308	2,010	4,318
Sustaining capital	21,929	13,955	35,884
General and administrative	19,111	—	19,111
AISC, Before By-product Credits (1)	187,799	116,929	304,728
By-product credits:
Zinc	(59,123)	—	(59,123)
Gold	(41,434)	—	(41,434)
Lead	(36,199)	—	(36,199)
Silver	—	(1,590)	(1,590)
Total By-product credits	(136,756)	(1,590)	(138,346)
Cash Cost, After By-product Credits	$5,472	$98,706	$104,178
AISC, After By-product Credits	$51,043	$115,339	$166,382
Divided by ounces produced	6,920	85
Cash Cost, Before By-product Credits, per Ounce	$20.55	$1,180
By-product credits per ounce	(19.76)	(19)
Cash Cost, After By-product Credits, per Ounce	$0.79	$1,161
AISC, Before By-product Credits, per Ounce	$27.14	$1,376
By-product credits per ounce	(19.76)	(19)
AISC, After By-product Credits, per Ounce	$7.38	$1,357

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

(3)

Production was suspended at the Hollister mine in the third quarter of 2019 and at the Midas mine and Aurora mill in late 2019, and at the Midas mill and Fire Creek mine in mid-2021. Care and maintenance costs at Nevada Operations totaling $4.7 million and $5.2 million for the second quarter of 2022 and 2021, respectively, are reported in a separate line item on our consolidated statements of operations and excluded from the calculations of total cost of sales, Cash Cost, Before By-product Credits, Cash Cost, After By-product Credits, AISC, Before By-product Credits, and AISC, After By-product Credits.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net cash provided by operating activities (GAAP)	$40,183	$86,304	$78,092	$124,240
Less: Additions to properties, plants, equipment and mineral interests (GAAP)	(34,329)	(31,898)	(55,807)	(53,311)
Free cash flow	$5,854	$54,406	$22,285	$70,929

Financial Liquidity and Capital Resources

We have a disciplined cash management strategy of maintaining financial flexibility to execute our capital priorities and provide long-term value to our shareholders. Consistent with that strategy, we aim to maintain sufficient liquidity to fund debt service costs, operations, capital development and exploration projects, while returning cash to stockholders through dividends and potential share repurchases.

At June 30, 2022, we had $198.2 million in cash and cash equivalents, of which $23.8 million was held in foreign subsidiaries' local currency that we anticipate utilizing for near-term operating, exploration or capital costs by those foreign subsidiaries. We also have USD cash and cash equivalent balances held by our foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from our U.S. operations are adequate to fund our U.S. operations and corporate activities.

As discussed in Overview above, we continue to address the COVID-19 outbreak and face uncertainty related to the potential additional impacts it could have on our operations. The impacts of COVID-19 and increasing or prolonged restrictions, if required, on our operations could require access to additional sources of liquidity, which may not be available to us.

Pursuant to our common stock dividend policy described in Note 12 of Notes to Consolidated Financial Statements in our 2021 Form 10-K, our board of directors declared and paid dividends on common stock totaling $3.4 million in the first and second quarters of 2022 and $4.7 million and $6.0 million in the first and second quarters of 2021, respectively. Our dividend policy has a silver-linked component which ties the amount of declared common stock dividends to our realized silver price for the preceding quarter. Another component of our common stock dividend policy anticipates paying an annual minimum dividend.

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

Pursuant to our stock repurchase program described in Note 12 of Notes to Consolidated Financial Statements in our 2021 Form 10-K, we are authorized to repurchase up to 20 million shares of our outstanding common stock from time to time in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The repurchase program may be modified, suspended or discontinued by us at any time. Whether or not we engage in repurchases from time to time may depend on a variety of factors, including not only price and cash resources, but customary black-out restrictions, whether we have any material inside information, limitations on share repurchases or cash usage that may be imposed by our credit agreement or in connection with issuances of securities, alternative uses for cash, applicable law, and other investment opportunities from time to time. As of June 30, 2022 and December 31, 2021, 934,100 shares had been purchased in prior periods at an average price of $3.99 per share, leaving 19.1 million shares that may yet be purchased under the program. We have not repurchased any shares since June 2014. The closing price of our common stock at August 1, 2022, was $4.49 per share.

Pursuant to an equity distribution agreement dated February 18, 2021, we may offer and sell up to 60 million shares of our common stock from time to time to or through sales agents in “at-the-market” (ATM) offerings. Sales of the shares, if any, will be made by means of ordinary brokers transactions or as otherwise agreed between the Company and the agents as principals. Whether or not we engage in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material inside information. The agreement can be terminated by us at any time. Any shares issued under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement on Form S-3. No shares have been sold under the agreement as of June 30, 2022.

As a result of our current cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential at-the-market sales of common stock, and availability under our revolving credit facility, we believe we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report.  Our obligations and other uses of cash may include, but are not limited to: debt service obligations related to the Senior Notes and IQ Notes; principal and interest payments under our revolving credit facility; deferral of revenues, care-and-maintenance and other costs related to addressing the impacts of COVID-19 on our operations; capital expenditures at our operations; potential acquisitions of other mining companies or properties; regulatory matters; litigation; potential repurchases of our common stock under the program described above; and payment of dividends on common stock, if declared by our board of directors. We currently estimate a range of approximately $150 to 160  million will be spent in 2022 on capital expenditures, primarily for equipment, infrastructure, and development at our mines, including $60.9 million already incurred as of June 30, 2022, before any lease financing. We also estimate exploration and pre-development expenditures will total approximately $45.0 million in 2022, including $24.0 million already incurred as of June 30, 2022.  Our expenditures for these items and our related plans for 2022 may change based upon our financial position, metals prices, and other considerations.  Our ability to fund the activities described above will depend on our operating performance, metals prices, our ability to estimate revenues and costs, sources of liquidity available to us, including the revolving credit facility, and other factors.  A sustained downturn in metals prices, significant increase in operational or capital costs or other uses of cash, our inability to access the credit facility or the sources of liquidity discussed above, or other factors beyond our control could impact our plans.

We may defer some capital investment and/or exploration and pre-development activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which could require additional equity issuances or other forms of financing. There can be no assurance that such financing will be available to us.

Our liquid assets include (in millions):

	June 30, 2022	December 31, 2021
Cash and cash equivalents held in U.S. dollars	$174.4	$196.2
Cash and cash equivalents held in foreign currency	23.8	13.8
Total cash and cash equivalents	198.2	210.0
Marketable equity securities - non-current	23.9	14.4
Total cash, cash equivalents and investments	$222.1	$224.4

Cash and cash equivalents decreased by $11.8 million in the first six months of 2022. Cash held in foreign currencies represents balances in Canadian dollars and Mexican Pesos (“MXN”), with the $10.0 million increase in the first half of 2022 resulting from increases in CAD and MXN held. The value of non-current marketable equity securities increased by $9.5 million.

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash provided by operating activities (in millions)	$78.1	$124.2

Cash provided by operating activities in the first half of 2022 of $78.1 million represented a $46.1 million decrease compared to the $124.2 million provided by operating activities in the first half of 2021. The variance was the result of lower net income, as adjusted for non-cash items, a reduction in accounts receivable of $14.6 and an increase in accounts payable of $17.1 million, partially offset by an increase in inventory of $8.4 million and smaller decreases to accrued taxes and accrued reclamation and other non-current liabilities.

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash used in investing activities (in millions)	$(74.5)	$(53.2)

During the first half of 2022, we invested $55.8 million in capital expenditures, excluding $5.1 million in non-cash finance lease additions, an increase of $2.5 million compared to the same period in 2021. The variance was primarily due to increased spending at Lucky Friday and Greens Creek partially offset by lower Casa Berardi spend. During the first half of 2022, we acquired investments in other mining companies for a total of $21.9 million, and disposed of an investment generating proceeds of $2.5 million.

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash used in financing activities (in millions)	$(14.1)	$(19.4)

During the first six months of 2022 and 2021, we paid cash dividends on our common and preferred stock totaling $7.0 million and $11.0 million, respectively. Due to lower realized silver prices during 2022 to date, the dividends paid on our common stock were $4 million lower than in the prior year, reflecting our dividend policy discussed above. We made repayments on our finance leases of $3.3 million and $3.8 million in the six-month periods ended June 30, 2022 and 2021, respectively. We acquired treasury shares for $3.7 million and $4.5 million in the first half of 2022 and 2021, respectively, as a result of employees' elections to utilize net share settlement to satisfy their tax withholding obligations related to incentive compensation paid in stock.

The effect of changes in foreign exchange rates resulted in a $1.3 million decrease in cash and cash equivalents in the first half of 2022 compared to a decrease of $28 thousand in the first half of 2021, with the variance due to depreciation of the CAD and MXN relative to the USD in the 2022 period.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our Senior Notes, IQ Notes, credit facility, outstanding purchase orders, certain capital expenditures and lease arrangements as of June 30, 2022 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Purchase obligations (1)	$31,918	$—	$—	$—	$31,918
Credit facility(2)	1,072	—	—	—	1,072
Finance lease commitments (3)	6,423	8,291	1,213	—	15,927
Operating lease commitments (4)	3,011	3,113	2,069	6,043	14,236
Senior Notes (5)	34,438	68,875	68,875	496,523	668,711
IQ Notes (6)	2,441	4,882	37,528	—	44,851
Total contractual cash obligations	$79,303	$85,161	$109,685	$502,566	$776,715

(1)

Consists of open purchase orders and commitments of approximately $8.1 million at the Greens Creek unit, $1.3 million at the Casa Berardi unit, $19.1 million at the Lucky Friday unit and $3.4 million at the Nevada Operations unit.

(2)

We have a $250 million revolving credit agreement which is currently undrawn. We had $14.9 million in letters of credit outstanding as of June 30, 2022. The amounts in the table above assume no additional amounts will be drawn in future periods, and include only the standby fee on the current undrawn balance. For more information on our credit facility, see Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)

Includes scheduled finance lease payments of $12.2 million, $2.2 million, $1.5 million and $0.1 million (including interest), respectively, for equipment at our Greens Creek, Lucky Friday, Casa Berardi and Nevada Operations units.

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

(5)

On February 19, 2020, we completed an offering of $475 million in aggregate principal amount of our Senior Notes due February 15, 2028. The Senior Notes bear interest at a rate of 7.25% per year, with interest payable on February 15 and August 15 of each year. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

(6)

On July 9, 2020, we entered into a note purchase agreement pursuant to which we issued our IQ Notes for CAD$50 million (approximately USD$36.8 million at the time of the transaction) in aggregate principal amount. The IQ Notes bear interest on amounts outstanding at a rate of 6.515% per year, payable on January 9 and July 9 of each year. See Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

We record liabilities for costs associated with mine closure, reclamation of land and other environmental matters.  At June 30, 2022, our liabilities for these matters totaled $114.3 million. Future expenditures related to closure, reclamation and environmental expenditures at our sites are difficult to estimate, although we anticipate we will incur expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Critical Accounting Estimates

There have been no significant changes to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K.

Off-Balance Sheet Arrangements

At June 30, 2022, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Unaudited Interim Condensed Consolidating Balance Sheets

	As of June 30, 2022
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Assets
Cash and cash equivalents	$151,846	$30,923	$15,424	$—	$198,193
Other current assets	11,861	111,008	1,334	—	124,203
Properties, plants, equipment and mineral interests, net	1,913	2,285,819	8,230	—	2,295,962
Intercompany receivable (payable)	(226,858)	(208,167)	217,705	217,320	—
Investments in subsidiaries	1,415,938	—	—	(1,415,938)	—
Other non-current assets	359,373	28,272	(116,425)	(172,475)	98,745
Total assets	$1,714,073	$2,247,855	$126,268	$(1,371,093)	$2,717,103
Liabilities and Stockholders' Equity
Current liabilities	$(590,549)	$250,516	$(1,940)	$500,202	$158,229
Long-term debt	507,841	172,397	(522)	(153,721)	525,995
Non-current portion of accrued reclamation	—	101,001	2,746	—	103,747
Non-current deferred tax liability	13,980	430,867	—	(301,634)	143,213
Other non-current liabilities	(81)	2,422	696	—	3,037
Stockholders' equity	1,782,882	1,290,652	125,288	(1,415,940)	1,782,882
Total liabilities and stockholders' equity	$1,714,073	$2,247,855	$126,268	$(1,371,093)	$2,717,103

Unaudited Interim Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2022
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$11,323	$179,919	$—	$—	$191,242
Cost of sales	746	(116,653)	—	—	(115,907)
Depreciation, depletion, amortization	—	(38,072)	—	—	(38,072)
General and administrative	(4,497)	(5,036)	(159)	—	(9,692)
Exploration and pre-development	(148)	(8,700)	(2,352)	—	(11,200)
Fair value adjustments, net	(1,553)	(4,231)	(10,644)	—	(16,428)
Equity in earnings of subsidiaries	(12,559)	—	—	12,559	—
Other expense	(3,237)	(1,688)	(1,179)	(7,108)	(13,212)
Income (loss) before income taxes	(9,925)	5,539	(14,334)	5,451	(13,269)
(Provision) benefit from income taxes	(3,598)	(3,763)	—	7,107	(254)
Net income (loss)	(13,523)	1,776	(14,334)	12,558	(13,523)
Preferred stock dividends	(138)	—	—	—	(138)
Income (loss) applicable to common stockholders	$(13,661)	$1,776	$(14,334)	$12,558	$(13,661)
Net income (loss)	(13,523)	1,776	(14,334)	12,558	(13,523)
Changes in comprehensive income (loss)	65,348	—	—	—	65,348
Comprehensive income (loss)	$51,825	$1,776	$(14,334)	$12,558	$51,825

	Six Months Ended June 30, 2022
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$6,553	$371,188	$—	$—	$377,741
Cost of sales	1,796	(223,475)	—	—	(221,679)
Depreciation, depletion, amortization	—	(73,370)	—	—	(73,370)
General and administrative	(8,890)	(8,800)	(296)	—	(17,986)
Exploration and pre-development	(294)	(19,346)	(4,368)	—	(24,008)
Fair value adjustments, net	(1,297)	(2,292)	(6,874)	—	(10,463)
Equity in earnings of subsidiaries	(8,347)	—	—	8,347	—
Other expense	8,114	(23,574)	(381)	(17,879)	(33,720)
Income (loss) before income taxes	(2,365)	20,331	(11,919)	(9,532)	(3,485)
(Provision) benefit from income taxes	(7,005)	(16,769)	11	17,878	(5,885)
Net income (loss)	(9,370)	3,562	(11,908)	8,346	(9,370)
Preferred stock dividends	(276)	—	—	—	(276)
Income (loss) applicable to common stockholders	$(9,646)	$3,562	$(11,908)	$8,346	$(9,646)
Net income (loss)	(9,370)	3,562	(11,908)	8,346	(9,370)
Changes in comprehensive income (loss)	32,183	—	—	—	32,183
Comprehensive income (loss)	$22,813	$3,562	$(11,908)	$8,346	$22,813

Unaudited Interim Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2022
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$10,940	$65,524	$(3,189)	$4,817	$78,092
Cash flows from investing activities:
Additions to properties, plants, and equipment	—	(55,798)	(9)	—	(55,807)
Other investing activities, net	146,768	(2,060)	(16,622)	(146,768)	(18,682)
Cash flows from financing activities:
Dividends paid to stockholders	(7,027)	—	—	—	(7,027)
Payments on debt	—	(3,333)	—	—	(3,333)
Other financing activity	(173,943)	11,652	16,591	141,949	(3,751)
Effect of exchange rate changes on cash	—	843	(2,167)	3	(1,321)
Changes in cash, cash equivalents and restricted cash and cash equivalents	(23,262)	16,828	(5,395)		(11,829)
Beginning cash, cash equivalents and restricted cash and cash equivalents	175,108	15,135	20,820	—	211,063
Ending cash, cash equivalents and restricted cash and cash equivalents	$151,846	$31,963	$15,425	$—	$199,234

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our exposure to market risks and risk management activities includes forward-looking statements that involve risks and uncertainties, as well as summarizes the financial instruments held by us at June 30, 2022, which are sensitive to changes in commodity prices and foreign exchange rates and are not held for trading purposes.  Actual results could differ materially from those projected in the forward-looking statements.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable (See Item 1A. – Risk Factors of our 2021 Form 10-K).

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

Provisional Sales

Sales of all metals products sold directly to customers, including by-product metals, are recorded as revenues when all performance obligations have been completed and the transaction price can be determined or reasonably estimated.  For concentrate sales, revenues are generally recorded at the time of shipment at forward prices for the estimated month of settlement. Due to the time elapsed between shipment to the customer and the final settlement with the customer we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the customer.  Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment.  Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our 2021 Form 10-K).  At June 30, 2022, metals contained in concentrate sales and exposed to future price changes totaled 2.2 million ounces of silver, 2,840 ounces of gold, 5,828 tons of zinc, and 4,669 tons of lead.  If the price for each metal were to change by 10%, the change in the total value of the concentrates sold would be approximately $8.1 million.  As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited), we utilize a program designed and intended to mitigate the risk of negative price adjustments with limited mark-to-market financially-settled forward contracts for our silver, gold, zinc and lead sales.

Commodity-Price Risk Management

See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2021 Form 10-K for a description of our commodity-price risk management program.

Foreign Currency Risk Management

We operate or have mining interests in Canada and Mexico, which exposes us to risks associated with fluctuations in the exchange rates between the USD and the CAD and MXN, respectively.  We have determined the functional currency for our Canadian and Mexican operations is the USD.  As such, foreign exchange gains and losses associated with the re-measurement of monetary assets and liabilities from CAD and MXN to USD are recorded to earnings each period.  For the three and six months ended June 30, 2022 we recognized a net foreign exchange gain of $4.5 million and $2.4 million respectively, compared to a net foreign exchange loss of $1.9 million and $4.0 million, respectively for the comparable periods in 2021.  Foreign currency exchange rates are influenced by a number of factors beyond our control.  A 10% change in the exchange rate between the USD and CAD from the rate at June 30, 2022 would have resulted in a change of approximately $7.7 million in our net foreign exchange gain or loss.  A 10% change in the exchange rate between the USD and MXN from the rate at June 30, 2022 would have resulted in a change of approximately $0.1 million in our net foreign exchange gain or loss.   We do not hedge the remeasurement of monetary assets and liabilities.  We do hedge some of our operating and capital costs denominated in foreign currency.

See Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) and Note 11 of Notes to Consolidated Financial Statements in our 2021 Form 10-K for a description of our foreign currency risk management.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of June 30, 2022, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Item 1A. – Risk Factors of our 2021 Form 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.

On July 4, 2022, we entered into an arrangement agreement with Alexco Resource Corp. (“Alexco”) pursuant to which we would acquire all of the issued and outstanding common stock of Alexco. See Note 12 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information. The proposed acquisition is subject to approval by Alexco’s stockholders and receipt of certain regulatory approvals. The information below includes additional risk factors related to the potential acquisition.

Risk Factors Relating to the Acquisition

The acquisition of Alexco may not be completed on the terms or timeline currently contemplated or at all. Failure to complete the acquisition could negatively impact our stock price and future business and financial results.

The completion of the transactions contemplated by the arrangement agreement is subject to certain conditions, including (1) approval and adoption by Alexco shareholders, (2) approval by the Supreme Court of British Columbia and receipt of certain other regulatory approvals, (3) the absence of certain legal impediments and (4) other customary closing conditions. There can be no assurance the acquisition will be consummated on the terms or timeline currently contemplated, or at all. We have expended and will continue to expend a significant amount of time and resources on the acquisition, and a failure to consummate the acquisition as currently contemplated, or at all, could have a material adverse effect on our business and results of operations.

If the acquisition is not completed, our ongoing business may be adversely affected and we will be subject to several risks, including the following:

•

having to pay substantial other costs and expenses relating to the proposed transaction, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration costs that have already been incurred and will continue to be incurred until closing;

•	the focus of our management on the acquisition instead of on pursuing other opportunities that could be beneficial to us; and
•	the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the acquisition will be completed;

in each case, without realizing any of the anticipated benefits of having the acquisition completed. In addition, if the acquisition is not completed, we may experience negative reactions from the financial markets and from our employees and other stakeholders. We could also be subject to litigation related to any failure to complete the acquisition or to perform our obligations under the arrangement agreement. If the acquisition is not completed, we cannot assure our stockholders that these risks will not materialize and will not materially affect our business, financial results and stock price.

The agreement for the acquisition of Alexco may be terminated by us in certain circumstances, including in the event of the occurrence of an Alexco material adverse effect.

Both we and Alexco have the right to terminate the arrangement agreement in certain circumstances. Accordingly, there can be no assurance that the arrangement agreement will not be terminated by either us or Alexco before the completion of the acquisition. For example, we have the right, in certain circumstances, to terminate the arrangement agreement if an Alexco material adverse effect, as defined in the agreement, occurs.

The exchange ratio is fixed and will not be adjusted in the event of any change in either our or Alexco’s stock price.

Upon the closing of the acquisition, each share of Alexco common stock (other than shares already owned by us) will be converted into the right to receive 0.116 of a share of our common stock. This exchange ratio was fixed in the arrangement agreement and will not be adjusted for changes in the market price of either our common stock or Alexco common stock. Changes in the price of our common stock prior to the acquisition will affect the market value that Alexco shareholders will receive on the date of the acquisition. Stock price changes may result from a variety of factors (many of which are beyond the control of us orAlexco), including, without limitation, the following:

•	changes in our or Alexco’s businesses, operations, performance and prospects;
•	changes in market assessments of the business, operations and prospects of us or Alexco;
•	investor behavior and strategies, including market assessments of the likelihood that the acquisition will be completed;
•	interest rates, metals prices, general market and economic conditions and other factors generally affecting the price of our and Alexco’s common stock; and
•	federal, state, provincial and local legislation, governmental regulation and legal developments in the businesses in which we and Alexco operate.

The price of our common stock at the closing of the acquisition may vary from its price on the date the arrangement agreement was executed, on the date of this Form 10-Q and on the date of the shareholder meeting of Alexco. As a result, the market value represented by the exchange ratio will also vary.

Any delay in completing the acquisition may reduce or eliminate the expected benefits from the acquisition.

In addition to the required Alexco shareholder approval and adoption, the acquisition is subject to a number of other conditions beyond our and Alexco’s control that may prevent, delay or otherwise materially adversely affect its completion. We and Alexco cannot predict whether and when these other conditions will be satisfied. Furthermore, obtaining the required approval and adoption could delay the completion of the acquisition for a significant period of time or prevent it from occurring. Any delay in completing the acquisition could cause us not to realize some or all of the benefits that we expect to achieve if the acquisition is successfully completed within its expected time frame.

The acquisition will involve substantial costs.

We and Alexco have incurred and expect to continue to incur substantial costs and expenses relating directly to the transaction, including fees and expenses payable to legal, accounting and financial advisors and other professional fees relating to the transaction, insurance premium costs, fees and costs relating to regulatory filings and notices, printing and mailing costs and other transaction-related costs, fees and expenses.

Risk Factors Relating to Us Following the Acquisition

We will incur transaction and integration costs in connection with the acquisition.

We and Alexco expect to incur transaction fees and other costs related to the acquisition. In addition to transaction costs related to the acquisition, we will incur integration costs following the completion of the acquisition as we integrate the Alexco business with that of ours.

After completion of the acquisition, we may fail to realize anticipated benefits.

The success of the acquisition will depend, in part, on our ability to realize the anticipated benefits from the acquisition of Alexco. If we are not able to successfully integrate Alexco into our operations within the anticipated time frame, or at all, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

The market price of our common stock following the acquisition may decline as a result of the acquisition.

The market price of our common stock following the acquisition may decline as a result of the acquisition for a number of reasons, including the unsuccessful integration of Alexco and our business, our failure to achieve the perceived benefits of the acquisition, including financial results, or declines in the mining industry, the market price of silver, our business or the economy as a whole. These factors are, to some extent, beyond our control.

Uncertainties associated with the acquisition may cause a loss of management personnel and other key employees of Alexco which could adversely affect future business and operations following the acquisition.

Hecla and Alexco are dependent on the experience and industry knowledge of their officers, other key employees and hourly employees at the mine sites to execute their business plans and conduct operations. Success after the acquisition will depend in part upon its ability to retain key employees of Alexco, as well as hourly employees. Current and prospective employees of Alexco may experience uncertainty about their future roles with Hecla following the acquisition, which may materially adversely affect the ability of Alexco to attract and retain key personnel during the pendency of the acquisition. Accordingly, no assurance can be given that Hecla will be able to retain key employees or hourly employees of Alexco. Losses of such personnel could adversely affect the business and operations of Hecla after the acquisition is complete.

The Alexco properties and any others we may acquire may not produce as expected and may not generate additional reserves, and may come with liabilities beyond those known at the time of acquisition.

The properties we acquire in the acquisition of Alexco, if consummated, or in other acquisitions may not produce as expected, may not generate reserves beyond those known at the time of acquisition, may be in an unexpected condition and we may be subject to increased costs and liabilities, including environmental liabilities. Although we review properties prior to acquisition in a manner consistent with industry practices, such reviews are not capable of identifying all potential adverse conditions. Generally, it is not feasible to review in depth every individual property involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems or permit a buyer to become sufficiently familiar with the properties to fully assess their condition, any deficiencies, and development potential.

Our number of outstanding common shares will increase as a result of the acquisition and the stream termination agreement and our stock price could be affected.

As indicated in Note 12, we have also entered into an agreement with Wheaton Precious Metals ("WPM") to terminate WPM’s silver streaming interest at Alexco’s Keno Hill property in exchange for $135 million of our common stock, conditional upon completion of the acquisition. As a result, if the acquisition is completed, it will result, together with the stream termination agreement, in the issuance of common stock that is expected to represent approximately [__]% of our outstanding common stock following completion of the transactions. This increase in the number of shares of our common stock outstanding could have a negative effect on our stock price.

Item 2. Unregistered Sales of Securities and Use of Proceeds

On May 19, 2022, we issued 290,0000 unregistered shares of our common stock to the Lucky Friday Pension Plan Trust and 900,000 shares to the Hecla Mining Company Retirement Plan Trust in private placements in order to fund those defined benefit pension plans. The private placements were exempt from registration under the Securities Act of 1933 pursuant to section 4(a)(2) of that Act. The shares will be registered for resale on a registration statement on Form S-3 to be filed with the SEC within 120 days of May 19, 2022. We did not receive any cash proceeds from the issuance of the shares. The shares had a value of approximately $5.6 million at the time of issuance.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this Quarterly Report.

Item 6.    Exhibits

 Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – June 30, 2022

Index to Exhibits

4.1	Registration Rights Agreement, dated as of May 19, 2022, among Hecla Mining Company, as Issuer, and the Hecla Mining company Retirement Plan Trust, which is the funding vehicle for the Hecla Mining Company Retirement Plan, a tax-qualified employee benefit pension plan sponsored by Hecla Mining Company, and the Lucky Friday Pension Plan Trust, which is the funding vehicle for the Lucky Friday Pension Plan.*

10.1	Credit Agreement dated as of July 21, 2022, among Hecla Mining Company, Hecla Limited, Hecla Alaska LLC , Hecla Greens Creek Mining Company, and Hecla Juneau Mining Company, as the Borrowers, Bank of America, N.A., as Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.1 to Registrant’s Form 8-K filed on July 21, 2022 and incorporated herein by reference.

10.2	Assignment and Amendment Agreement dated as of July 25, 2022, among Hecla Mining Company, Alexco Resource Corp., and 1080980 B.C. Ltd. *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act. *

99.1	Contribution Agreement, dated as of May 19, 2022, among Hecla Mining Company, as sponsor of the Hecla Mining Company Retirement Plan, the Retirement Committee, as the named fiduciary of the Hecla Mining Company Retirement Plan, and U.S. Bank National Association, as trustee of the Hecla Mining Company Retirement Plan Trust.*

99.2	Contribution Agreement, dated as of May 19, 2022, among Hecla Mining Company, Hecla Limited as sponsor of the Lucky Friday Pension Plan, the Pension Committee, as the named fiduciary of the Lucky Friday Pension Plan, and U.S. Bank National Association, as trustee of the Hecla Mining Company Retirement Plan Trust. *

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. **

101.SCH	Inline XBRL Taxonomy Extension Schema.**

101.CAL	Inline XBRL Taxonomy Extension Calculation.**

101.DEF	Inline XBRL Taxonomy Extension Definition.**

101.LAB	Inline XBRL Taxonomy Extension Labels.**

101.PRE	Inline XBRL Taxonomy Extension Presentation.**

104	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

HECLA MINING COMPANY
(Registrant)

Date:	August 4, 2022	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	August 4, 2022	By:	/s/ Russell D. Lawlar
Russell D. Lawlar, Senior Vice President,
Chief Financial Officer and Treasurer